Form 10-Q
period 1993-12-31
AMERCO /NV/
filed 1994-02-11
CIK 4457

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

        For the quarterly period ended December 31, 1993

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the transition period from  _____________________   to  ____________________

Commission            Registrant, State of Incorporation       I.R.S. Employer
File Number             Address and Telephone Number         Identification No.
________________________________________________________________________________

  0-7862                AMERCO                                     88-0106815
                        (A Nevada Corporation)
                        1325 Airmotive Way, Ste. 100
                        Reno, Nevada  89502-3239
                        Telephone (702) 688-6300


  2-38498                U-Haul International, Inc.                86-0663060
                         (A Nevada Corporation)
                         2727 N. Central Avenue
                         Phoenix, Arizona 85004
                         Telephone (602) 263-6645

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

38,664,063 shares of AMERCO Common Stock, $0.25 par value, were outstanding at February 10, 1994.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at February 10, 1994.

                                TABLE OF CONTENTS



         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         a)  Consolidated Balance Sheets as of December 31, 1993,
             March 31, 1993 and December 31, 1992......................    4

         b)  Consolidated Statements of Earnings for the Nine Months
             ended December 31, 1993 and 1992..........................    6

         c)  Consolidated Statements of Changes in Stockholders'
             Equity for the Nine Months ended December 31, 1993
             and 1992..................................................    7

         d)  Consolidated Statements of Earnings for the Quarters
             ended December 31, 1993 and 1992..........................    8

         e)  Consolidated Statements of Cash Flows for the Nine Months
             ended December 31, 1993 and 1992..........................    9

         f)  Notes to Consolidated Financial Statements - December 31,
             1993, March 31, 1993 and December 31, 1992................   10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................   13


         PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..............................   19

                                THIS PAGE LEFT
                             INTENTIONALLY BLANK

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                           Consolidated Balance Sheets

                                         December 31,   March 31,   December 31,
            ASSETS                           1993         1993         1992
            ------                       ---------------------------------------
                                          (unaudited)   (audited)   (unaudited)
                                                     (in thousands)

Cash                                   $    81,850       21,291       29,172
Receivables                                 98,722       79,672       72,997
Inventories                                 50,057       51,437       49,622
Prepaid expenses                            25,971       26,985       30,093
Investments, fixed maturities              681,142      647,505      615,868
Investments, other                          98,244      129,535      165,451
Deferred policy acquisition costs           50,100       49,748       50,348
Other assets                                23,940       28,247       30,883
                                         ---------    ---------    ---------

Property, plant and equipment, at cost:
  Land                                     184,584      180,171      180,379
  Buildings and improvements               654,978      614,343      608,991
  Furniture and equipment                  161,539      158,366      156,882
  Rental trailers and other rental
    equipment                              208,028      203,024      190,215
  Rental trucks                            756,836      609,306      588,356
  General rental items                      59,107       61,699       61,276
                                         ---------    ---------    ---------
                                         2,025,072    1,826,909    1,786,099
  Less accumulated depreciation            911,582      837,306      818,837
                                         ---------    ---------    ---------

          Total property, plant and
            equipment                    1,113,490      989,603      967,262
                                         ---------    ---------    ---------













                                       $ 2,223,516    2,024,023    2,011,696
                                         =========    =========    =========


The accompanying notes are an integral part of these consolidated financial statements.



                                         December 31,   March 31,   December 31,
 LIABILITIES AND STOCKHOLDERS' EQUITY        1993         1993         1992
 ------------------------------------    ---------------------------------------
                                          (unaudited)   (audited)   (unaudited)
                                                     (in thousands)
Liabilities:
  Accounts payable and accrued
    liabilities                        $   133,682      113,653       97,066
  Notes and loans                          666,063      697,121      686,181
  Policy liabilities and accruals          348,004      336,838      336,554
  Liabilities from premium deposits        316,067      320,961      319,189
  Cash overdraft                            21,125       24,851       23,652
  Other policyholders' funds and
    liabilities                             13,413        9,200       10,049
  Deferred income                            4,778        6,328        7,206
  Deferred income taxes                     54,173       35,113       39,034
                                         ----------   ---------    ---------

Stockholders' equity:
  Serial preferred stock, with or
    without par value, 50,000,000 shares
    authorized; 6,100,000 issued without
    par value and outstanding as of
    December 31, 1993 and none issued or
    outstanding as of March 31, 1993 and
    December 31, 1992                         -            -            -
  Serial common stock, with or without
    par value, 150,000,000 shares
    authorized; none issued or
    outstanding                               -            -            -
  Common stock of $.25 par value.
    Authorized 150,000,000 shares;
    issued 40,000,000 shares as of
    December 31, 1993, March 31, 1993
    and December 31, 1992                   10,000       10,000       10,000
  Additional paid-in capital               165,789       19,331       19,331
  Foreign currency translation              (9,003)      (6,122)      (6,321)
  Retained earnings                        527,337      482,163      495,129
                                         ----------   ----------   ----------
                                           694,123      505,372      518,139
  Less:
    Cost of common shares in treasury
      (1,335,937 shares as of December 31,
      1993 and March 31, 1993 and
      December 31, 1992)                    10,461       10,461       10,461
    Loan to leveraged employee stock
      ownership plan                        17,451       14,953       14,913
                                         ----------   ----------   ----------
         Total stockholders' equity        666,211      479,958      492,765

Contingent liabilities and commitments
                                         ----------   ---------    ----------

                                       $ 2,223,516    2,024,023    2,011,696
                                         ==========   ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

                       AMERCO AND CONSOLIDATED SUBSIDIARIES

                       Consolidated Statements of Earnings

                         Nine Months ended December 31,
                                  (Unaudited)

                                                         1993         1992
                                                 -------------------------
                                                     (in thousands except
                                                        per share data)

Revenues
  Rental and other revenue                       $     639,277      597,555
  Net sales                                            123,567      116,712
  Premiums                                              91,922       76,012
  Net investment income                                 28,998       31,257
                                                 -------------   ----------
       Total revenues                                  883,764      821,536

Costs and expenses
  Operating expense                                    479,288      452,340
  Cost of sales                                         74,065       74,366
  Benefits and losses                                   94,654       84,898
  Amortization of deferred acquisition costs             6,508        7,249
  Depreciation                                          96,580       82,382
  Interest expense                                      52,530       51,139
                                                 -------------   ----------
       Total costs and expenses                        803,625      752,374

Pretax earnings from operations                         80,139       69,162
Income tax expense                                     (25,211)     (24,287)
                                                 --------------  -----------
Earnings from operations before extraordinary
  loss on early extinguishment of debt
  and cumulative effect of change in
  accounting principle                                  54,928       44,875
Extraordinary loss on early extinguishment
  of debt                                               (1,897)         -
Cumulative effect of change in
  accounting principle                                  (3,272)         -
                                                 --------------  -----------
       Net earnings                              $      49,759       44,875
                                                 ==============  ===========

Earnings per common share:
  Earnings from operations before extraordinary
    loss on early extinguishment of debt
    and cumulative effect of change in
    accounting principle                         $        1.42         1.16
  Extraordinary loss on early extinguishment
    of debt                                               (.05)          -
  Cumulative effect of change in
    accounting principle                                  (.08)          -
                                                 --------------  ----------
       Net earnings                              $        1.29         1.16
                                                 ==============  ==========

Weighted average common shares outstanding          38,664,063   38,664,063
                                                 ==============  ===========


The accompanying notes are an integral part of these consolidated financial statements.

                       AMERCO AND CONSOLIDATED SUBSIDIARIES

            Consolidated Statements of Changes in Stockholders' Equity

                          Nine Months ended December 31,
                                    (Unaudited)

                                                         1993        1992
                                                     ---------------------
                                                         (in thousands)
Common stock of $.25 par value:
  Authorized 150,000,000 shares in 1993 and 1992.
      Beginning and end of period;
        40,000,000 issued in 1993 and 1992           $  10,000      10,000
                                                     ----------    --------

Additional paid-in capital:
  Beginning of period                                   19,331      19,331
      Issuance of preferred stock                      146,458         -
                                                     ----------    --------
  Ending of period                                     165,789      19,331
                                                     ----------    --------

Foreign currency translation:
  Beginning of period                                   (6,122)     (3,551)
  Change during period                                  (2,881)     (2,770)
                                                     ----------    --------

  End of period                                         (9,003)     (6,321)
                                                     ----------    --------

Retained earnings:
  Beginning of period                                  482,163     452,202
  Net earnings                                          49,759      44,875
  Dividends paid to stockholders
  Preferred stock: ($.25 per share for 1993)            (1,512)        -
  Common stock: ($.08, $.0516 per share for
      1993 and 1992, respectively)                      (3,147)     (1,994)
  Tax benefits related to ESOP dividends                    74          46
                                                     ----------    --------

  End of period                                        527,337     495,129
                                                     ----------    --------

Treasury stock:
  Beginning and end of period                           10,461      10,461
                                                     ----------    --------

Loan to leveraged employee stock ownership plan:
  Beginning of period                                   14,953      15,633
  Increase in loan                                       4,335       1,080
  Proceeds from loan                                    (1,837)     (1,800)
                                                     ----------    --------

  End of period                                         17,451      14,913
                                                     ----------    --------

Total stockholders' equity                           $ 666,211     492,765
                                                     ==========    ========






The accompanying notes are an integral part of these consolidated financial statements.

                       AMERCO AND CONSOLIDATED SUBSIDIARIES

                        Consolidated Statements of Earnings

                            Quarters ended December 31,
                                    (Unaudited)

                                                         1993         1992
                                                 --------------------------
                                                     (in thousands except
                                                        per share data)

Revenues
  Rental and other revenue                       $     192,051      179,159
  Net sales                                             30,788       29,034
  Premiums                                              35,261       24,437
  Net investment income                                  9,348       10,291
                                                 --------------  -----------
       Total revenues                                  267,448      242,921

Costs and expenses
  Operating expense                                    155,422      152,740
  Cost of sales                                         18,967       20,756
  Benefits and losses                                   34,744       32,615
  Amortization of deferred acquisition costs             2,176        3,501
  Depreciation                                          34,314       27,285
  Interest expense                                      17,262       16,572
                                                 --------------  -----------
       Total costs and expenses                        262,885      253,469

Pretax earnings (loss) from operations                   4,563      (10,548)
Income tax benefit (expense)                              (867)       3,705
                                                 --------------  -----------
Earnings (loss) from operations before
  extraordinary loss on early extinguishment
  of debt and cumulative effect of change in
  accounting principle                                   3,696       (6,843)
Extraordinary loss on early extinguishment
  of debt                                               (1,897)         -
Cumulative effect of change in
  accounting principle                                     -            -
                                                 --------------  -----------
       Net earnings (loss)                       $       1,799       (6,843)
                                                 ==============  ===========

Earnings per common share:
  Earnings (loss) from operations before
  extraordinary loss on early extinguishment
  of debt and cumulative effect of change in
  accounting principle                           $         .10         (.18)
  Extraordinary loss on early extinguishment
    of debt                                               (.05)          -
  Cumulative effect of change in
    accounting principle                                    -            -
                                                 --------------  -----------
       Net earnings (loss)                       $         .05         (.18)
                                                 ==============  ===========

Weighted average common shares outstanding          38,664,063   38,664,063
                                                 ==============  ===========


The accompanying notes are an integral part of these consolidated financial statements.

                         AMERCO AND CONSOLIDATED SUBSIDIARIES

                         Consolidated Statements of Cash Flows

                            Nine Months ended December 31,
                                      (Unaudited)
                                                           1993        1992
                                                      -----------------------
                                                            (in thousands)
Cash flows from operating activities:
  Net earnings                                         $  49,759      44,875
    Depreciation and amortization                        106,525      97,750
    Provision for losses on accounts receivable            1,009       1,660
    Net gain on sale of real and personal property        (3,650)       (528)
    Gain on sale of investments                           (2,970)     (5,512)
    Cumulative effect of change in
      accounting principle                                 3,272         -
    Changes in policy liabilities and accruals            10,748      22,401
    Additions to deferred policy acquisition costs        (6,859)     (7,232)
    Net change in other operating assets and
      liabilities                                         39,664     (15,517)
                                                      -----------   ---------
Net cash provided by operating activities                197,498     137,897
                                                      -----------   ---------

Cash flows from investing activities:
  Purchases of investments:
    Property, plant and equipment                       (395,247)    (74,551)
    Fixed maturities                                    (184,368)   (204,334)
    Real estate                                             (176)       (404)
    Mortgage loans                                       (41,920)    (16,759)
  Proceeds from sale of investments:
    Property, plant and equipment                        180,228      12,530
    Fixed maturities                                     152,401     211,047
    Real estate                                            1,386       1,157
    Mortgage loans                                        58,873       4,094
  Changes in other investments                            (5,842)    (30,970)
                                                      -----------   ---------
Net cash used by investing activities                   (234,665)    (98,190)
                                                      -----------   ---------

Cash flows from financing activities:
  Net change in short term borrowings                   (126,000)    (15,025)
  Proceeds from notes                                    186,000      35,000
  Loan to leveraged employee stock ownership plan         (4,335)     (1,080)
  Proceeds from leveraged employee stock
    ownership plan                                         1,837       1,800
  Principal payments on notes                            (91,058)    (67,116)
  Issuance of preferred stock                            146,458         -
  Extraordinary loss on early extinguishment
    of debt                                               (1,897)        -
  Dividends paid                                          (4,659)     (1,994)
  Net change in cash overdraft                            (3,726)      4,108
  Investment contract deposits                            24,552      41,719
  Investment contract withdrawals                        (29,446)    (20,333)
                                                      -----------   ---------
Net cash provided (used) by financing activities          97,726     (22,921)
                                                      -----------   ---------
Increase in cash                                          60,559      16,786
Cash at beginning of period                               21,291      12,386
                                                      -----------   ---------
Cash at end of period                                  $  81,850      29,172
                                                      ===========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                       AMERCO AND CONSOLIDATED SUBSIDIARIES

                    Notes to Consolidated Financial Statements

             December 31, 1993, March 31, 1993 and December 31, 1992
                                   (Unaudited)

1.   PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the parent corporation, AMERCO, and its subsidiaries, all of which are wholly-owned. All material intercompany accounts and transactions of AMERCO and its subsidiaries (herein called the "Company" or the "consolidated group") have been eliminated. The consolidated balance sheets as of December 31, 1993 and 1992, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the periods ended December 31, 1993 and 1992 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q and do not contain information included in the Company's annual financial statements and notes.

Certain reclassifications have been made to the financial statements for the period ended December 31, 1992 to conform with the current year's presentation.

2. SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF PONDEROSA HOLDINGS, INC. AND ITS SUBSIDIARIES

A summary consolidated balance sheet (unaudited) for Ponderosa Holdings, Inc. and its subsidiaries is presented below:

                                                         September 30,
                                                       1993        1992
                                                   ---------------------
                                                       (in thousands)

      Investments - fixed maturities               $ 681,142     615,868
      Other investments                               98,244     165,451
      Receivables                                     47,960      35,258
      Deferred policy acquisition costs               50,100      50,348
      Due from affiliate                              10,072       5,476
      Deferred federal income taxes                    7,216       7,216
      Other assets                                    25,023      18,245
                                                   ---------     -------
           Total assets                            $ 919,757     897,862
                                                   =========     =======

      Policy liabilities and accruals              $ 307,410     306,434
      Unearned premiums                               40,594      30,538
      Premium deposits                               316,067     319,189
      Other policyholders' funds and liabilities      13,514      11,199
                                                   ---------     -------
           Total liabilities                         677,585     667,360

      Stockholder's equity                           242,172     230,502
                                                   ---------     -------

                Total liabilities and
                  stockholder's equity             $ 919,757     897,862
                                                   =========     =======

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)


2. SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF PONDEROSA HOLDINGS, INC. AND ITS SUBSIDIARIES, continued

A summarized consolidated income statement (unaudited) for Ponderosa Holdings, Inc. and its subsidiaries is presented below:

                                              Nine Months ended September 30,
                                                       1993        1992
                                                   ---------------------
                                                       (in thousands)

      Premiums                                     $ 107,306      91,994
      Net investment income                           30,165      31,390
      Other income                                     6,075       8,487
                                                   ----------    --------
           Total revenue                             143,546     131,871
      Benefits and losses                             94,654      84,898
      Amortization of deferred policy
        acquisition costs                              6,508       7,249
      Other expenses                                  19,239      17,538
                                                   ----------    --------
           Income from operations                     23,145      22,186
      Federal income tax expense                      (6,084)     (5,726)
                                                   ----------    --------
      Earnings from operations before
        change in accounting principle                17,061      16,460
      Cumulative effect of a change in
        accounting principle                            (101)        -
                                                   ----------    --------

      Net income                                   $  16,960      16,460
                                                   ==========    ========

3.   CONTINGENT LIABILITIES AND COMMITMENTS

During the quarter ended December 31, 1993, U-Haul Leasing & Sales Co., a whollyowned subsidiary of U-Haul International, Inc., entered into seven transactions, whereby they sold rental trucks and subsequently leased them back. AMERCO has guaranteed $4,084,000 of residual values at December 31, 1993 on these assets at the end of the lease terms. Following is the lease commitment for these leases which have a term of more than one year (in thousands):

                          Year ended           Lease
                           March 31,        Commitments
                          ------------------------------

                            1994               $  2,004
                            1995                  6,766
                            1996                  6,766
                            1997                  6,766
                            1998                  6,766
                            Thereafter           18,297
                                               --------
                                               $ 47,365
                                               =========

AMERCO and/or its subsidiaries are defendants in a number of suits and claims incident to the type of business conducted. It is the opinion of management that none of the suits or claims involving AMERCO and/or its subsidiaries is expected to result in any material loss and, accordingly, no provision has been made in the accompanying financial statements.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES

                                 (Unaudited)


4.   SUPPLEMENTAL CASH FLOWS INFORMATION

The (increase) decrease in receivables, inventories and accounts payable and accrued liabilities net of other operating and investing activities follows:

                                           Nine Months ended December 31,
                                                   1993          1992
                                              ------------------------
                                                    (in thousands)

        Receivables                           $     (664)          226
                                              ===========      ========
        Inventories                           $    1,380        (2,849)
                                              ===========      ========
        Accounts payable and
          accrued liabilities                 $   18,931       (19,344)
                                              ===========      =========

Cash paid for income taxes amounted to $2,161,000 and $40,000 for 1993 and 1992, respectively.

Interest paid in cash amounted to $62,403,000 and $70,531,000 for 1993 and 1992, respectively.

5.   PREFERRED STOCK

In October 1993, the Company issued 6,100,000 shares of 8.5% cumulative, no par, non-voting preferred stock. The preferred stock is not convertible into, or exchangeable for, shares of any other class or classes of stock of the Company. The net proceeds to the Company from the sale were $146.5 million which have been used to prepay working capital lines of credit, pay current debt maturities and provide funds for general corporate purposes.

6.   SUBSEQUENT EVENT

On February 8, 1994, the Company declared a cash dividend of $3,241,000 ($.531 per preferred share) to preferred stockholders of record as of February 18, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For financial statement preparation, the Company's insurance subsidiaries report on a calendar year basis, while the Company reports on a fiscal year basis ending March 31. Accordingly, with respect to the Company's insurance subsidiaries, any reference to the years 1993 and 1992 corresponds to the Company's fiscal years 1994 and 1993.

RESULTS OF OPERATIONS (unaudited):

The following table shows industry segment data from the Company's three industry segments, rental operations, life insurance, and property and casualty insurance, for the nine months ended December 31, 1993 and 1992. Rental operations is composed of the operations of U-Haul and AMERCO Real Estate Company. Life insurance is composed of the operations of Oxford Life Insurance Company (Oxford). Property and casualty insurance is composed of the operations of Republic Western Insurance Company (RWIC).

                                             Property/  Adjustments
                      Rental        Life     Casualty       and     Consolidated
                    Operations   Insurance   Insurance  Eliminations
                    ------------------------------------------------------------
                                            (in thousands)

1993
Revenues:
  Outside        $    757,221       23,987      102,556          -       883,764
  Intersegment           (357)       1,638       15,403      (16,684)        -
                    ----------    --------   ----------    ----------   --------
  Total revenue       756,864       25,625      117,959      (16,684)    883,764
                    ==========    ========   ==========    ==========   ========
Operating profit      110,222        8,532       14,613         (698)    132,669
                    ==========    ========   ==========    ==========

Interest expense                                                          52,530
                                                                        --------

Pretax earnings
from operations                                                           80,139
                                                                        ========
1992
Revenues:
  Outside         $   706,294       27,648       87,594          -       821,536
  Intersegment            -          1,644       15,798      (17,442)       -
                    ---------     --------   ----------    ----------   --------
  Total revenue       706,294       29,292      103,392      (17,442)    821,536
                    =========     ========   ==========    ==========   ========
Operating profit       98,115       11,048       11,138          -       120,301
                    =========     ========   ==========    ==========

Interest expense                                                          51,139
                                                                        --------

Pretax earnings
from operations                                                           69,162
                                                                        ========

U-Haul Operations

U-Haul revenues consist of (i) total rental and other revenue and (ii) net sales. Total rental and other revenue increased by $43.7 million, approximately 7.4%, to $633.3 million in the first nine months of fiscal 1994. The increase in the first nine months of fiscal 1994 is primarily attributable to a $35.4 million increase in net revenues from the rental of moving related equipment, which rose to $580.9 million, as compared to $545.5 million in the first nine months of fiscal 1993. Moving related revenues benefitted from transactional growth within the truck and trailer fleets. Revenues from the rental of self-storage facilities increased by $4.4 million to $52.2 million in the first nine months of fiscal 1994, an increase of approximately 9.3%. Storage revenues were positively impacted by additional rentable square footage, higher average occupancy levels, and higher average rental rates.

Net sales revenues were $123.6 million in the first nine months of fiscal 1994, which represented an increase of approximately 5.9% from the first nine months of fiscal 1993 net sales of $116.7 million. Revenue growth from the sale of hitches, moving support items (i.e. boxes, etc.), and propane resulted in a $6.7 million increase during the nine month period, which was offset by a $.6 million decrease in revenue associated with the sale of recreational vehicles, such vehicle inventory being completely liquidated during the first and second quarters of fiscal 1993.

Cost of sales was $74.1 million in the first nine months of fiscal 1994, which represented a decrease of approximately .4% from $74.4 million for the same period in fiscal 1993. The decrease in cost of sales reflects a reduction in labor costs and the absence of recreational vehicle sales which offset increased material costs corresponding to the increase in retail sales.

Operating expenses increased to $476.0 million in the first nine months of fiscal 1994 from $451.0 million in the first nine months of fiscal 1993, an increase of approximately 5.4%. The change from the prior year primarily reflects a $22.4 million increase in rental equipment maintenance costs. Increased emphasis on maximizing rental equipment available to rent by reducing downtime and a marginal increase in the age of the truck fleet are primarily responsible for the increase. Equipment lease expense declined by $22.8 million to $65.7 million reflecting lease terminations, lease restructuring, and lower finance costs on new leases originated during the current fiscal year. Management anticipates that lease expense will continue to decline further in the last quarter of fiscal 1994 when the full impact of these programs is realized. All other operating expense categories increased in aggregate by $25.0 million, approximately 9.9%, to $278.9 million.

Depreciation expense for the nine month period was $96.6 million, as compared to $82.4 million in the same period of the prior year, reflecting the addition of new trucks and the acquisition of trucks that were previously leased.

Oxford Life Insurance Company

Premiums from Oxford's reinsurance lines before intercompany eliminations were $11.9 million for the nine months ended September 30, 1993, an increase of $.2 million, approximately 1.7% from September 30, 1992 and accounted for 88.7% of Oxford's premiums in the current year. The types of business reinsured include term life insurance, single and flexible premium deferred annuities, excess loss medical coverage, and short-term travel accident coverage.

Premiums from Oxford's direct lines before intercompany eliminations were $1.5 million for the nine months ended September 30, 1993, a decrease of $.1 million (5.9%) from the prior year. Oxford's direct lines are principally related to the underwriting of group life and disability income. Insurance on the lives of the employees of AMERCO and its subsidiaries accounted for approximately 3.5% of Oxford's premiums during this period ended September 30, 1993. Other direct lines include individual life insurance acquired from other insurers and a small volume of individual deferred annuities written through independent agents, which together accounted for approximately .2% of Oxford's premiums during the nine months ended September 30, 1993.

Net investment income before intercompany eliminations was $9.4 million and $9.6 million for the nine months ended September 30, 1993 and 1992, respectively. Oxford's gain on the sale of investments was $1.5 million and $4.8 million, and Oxford had $1.4 million and $1.6 million of other income, for each of the respective periods.

Benefits and expenses incurred were $17.1 million for the nine months ended September 30, 1993, a decrease of 6.0% from September 30, 1992. Comparable benefits and expenses incurred for September 30, 1992 were $18.2 million. This decrease is primarily due to a decrease in death benefits incurred. Benefits and expenses incurred were $5.2 million for the quarter ended September 30, 1993, a decrease of 28.8% over the same period in 1992. Comparable benefits and expenses incurred in the quarter ended September 30, 1992 were $7.3 million.

Operating profit decreased by $2.5 million, approximately 22.8%, for the nine months ended September 30, 1993 to $8.5 million, primarily due to a decrease in gain on sale of investments.

Republic Western Insurance Company - Property and Casualty

RWIC gross premium writings continued to grow in the first nine months of 1993, to $131.5 million as compared to $114.6 million in the first half of 1992. This represents an increase of $16.9 million, or 14.7%. The rental industry market accounts for a significant share of these premiums, approximately 40.1% and 42.6% in 1993 and 1992, respectively. These writings include U-Haul customers, fleetowners, and U-Haul, as well as other rental industry insureds with similar characteristics. Growth is occurring in selected general agency lines, principally excess workers' compensation. These premiums accounted for approximately 14.0% of gross written premiums for the first nine months of 1993, compared to 12.9% in the first nine months of 1992. RWIC continues underwriting professional reinsurance via broker markets, and premiums in this area increased in the first nine months of 1993 to $44.6 million, or 33.9% of total premium, from the comparable 1992 period of $28.6 million, or 25.0% of total premium.

Net earned premiums increased $14.5 million, or 18.3%, to $93.9 million for the nine months ended September 30, 1993, compared with premiums of $79.4 million for the nine months ended September 30, 1992. The premium increase was primarily due to increased writings in the reinsurance area, along with growth in the excess workers' compensation lines of RWIC's general agency business.

Net investment income was $20.7 million during the first nine months of 1993, a decrease of 5.0% from 1992 net investment income of $21.8 million. The decrease is attributable to lower rates available in the fixed income market.

Underwriting expenses incurred were $103.3 million for the nine months ended September 30, 1993, an increase of $11.0 million, or 11.9% over 1992. Comparable underwriting expenses incurred for 1992 were $92.3 million. The increase in underwriting expenses is due to the larger premium volume being written in 1993, which increased acquisition costs and commensurate reserves.

RWIC completed the first nine months of 1993 with net after tax income of $11.4 million as compared to $8.9 million for the comparable period ended September 1992. This represents an increase of $2.5 million, or 28.1% from 1992. This increase was due to a combination of slightly better underwriting results and unexpected realized gains on bond calls.

Interest Expense

Interest expense increased by $1.4 million to $52.5 million for the nine months ended December 31, 1993, as compared to $51.1 million for the nine months ended December 31, 1992. This increase reflects higher average levels of debt outstanding which was largely offset by lower average cost funds.

Consolidated Group

As a result of the foregoing, pretax earnings of $80.1 million were realized in the nine months ended December 31, 1993, as compared to $69.2 million for the same period in 1992. During the three months ended December 31, 1993, pretax earnings were $15.1 million higher than during the same period in 1992. After providing for income taxes, extraordinary loss pertaining to the early extinguishment of debts and the cumulative effect of change in accounting principle, net earnings for the nine months ended December 31, 1993 were $49.8 million as compared to $44.9 million for the same period of the prior year. The consolidated results reflect a cumulative effect adjustment resulting from the adoption of Statement of Financial Accounting Standards No. 106 "Accounting for Post-Retirement Benefits Other Than Pensions."


LIQUIDITY AND CAPITAL RESOURCES:

U-Haul Operations

To meet the needs of its customers, U-Haul must maintain a large inventory of fixed asset rental items. At December 31, 1993, net property, plant and equipment represented approximately 71.2% of total U-Haul assets and approximately 50.1% of consolidated assets. In the first nine months of fiscal 1994, capital expenditures for property, plant and equipment increased to $395.2 million, as compared to $74.6 million in the first nine months of fiscal 1993, due to expansion of the rental truck fleet, purchase of trucks previously leased, and increases in the available square footage in the self-storage segment. The capital needs required to fund these acquisitions were funded with internally generated funds from operations, debt and lease financings.

Cash flow from operations was $171.2 million in the first nine months of fiscal 1994, as compared to $120.0 million in the first nine months of fiscal 1993. The principal components of the net increase in cash flow from operations when compared to last fiscal year are increases in accounts payable and accrued liabilities, depreciation and amortization and receivables.

At December 31, 1993, total notes and loans payable outstanding was $666.1 million as compared to $697.1 million at March 31, 1993 and $686.2 million at December 31, 1992. This decrease reflects the issuance of preferred stock by the Company in October 1993 which offset the impact of higher levels of capital additions and premature lease terminations initiated by the Company.

During each of the fiscal years ending March 31, 1994, 1995 and 1996, U-Haul estimates gross capital expenditures will average approximately $390 million as a result of the expansion of the rental truck fleet. This level of capital expenditures, combined with an average of approximately $100 million in annual longterm debt maturities during this same period, are expected to create annual average funding needs of aproximately $490 million. Management estimates that U-Haul will fund approximately 50% of these requirements with internally generated funds, including proceeds from the disposition of older trucks and other asset sales. The remainder of the required capital expenditures are expected to be financed through existing credit facilities, new debt placements, lease fundings, and equity offerings. During the first nine months of fiscal 1994, the Company arranged approximately $637 million in debt, lease and equity financing which has significantly increased liquidity available to the Company in the form of short-term investments, and unutilized committed and uncommitted facilities. In October 1993, the Company placed $152.5 million in perpetual preferred stock through a public offering.

Oxford Life Insurance Company

Oxford's primary sources of cash are premiums, receipts from interest-sensitive products and investment income. The primary uses of cash are operating costs and benefit payments to policyholders. Matching the investment portfolio to the cash flow demands of the types of insurance being written is an important consideration. Benefit and claim statistics are continually monitored to provide projections of future cash requirements.

Cash provided by operations and financing activities amounted to $6.3 million and $3.9 million for the three months ended September 30, 1993 and 1992, respectively, and amounted to $13.8 million and $26.4 million for the nine months ended September 30, 1993 and 1992, respectively. In addition to cash flow from operations and financing activities, a substantial amount of liquid funds is available through Oxford's short-term portfolio. At September 30, 1993 and 1992, short-term investments amounted to $22.8 million and $63.5 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

Stockholder's equity of Oxford, excluding investment in RWIC, decreased to $86.3 million at September 30, 1993 from $90.6 million at September 30, 1992. During 1993, Oxford paid dividends of $10.0 million to Ponderosa.

Applicable laws and regulations of the State of Arizona require the Company's insurance subsidiaries to maintain minimum capital determined in accordance with statutory accounting practices in the amount of $600,000. In addition, the amount of dividends that can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior approval of the Insurance Commissioner. Statutory surplus that can be distributed as dividends is $17,076,000 at September 30, 1993.
These restrictions are not expected to have a material adverse effect on the ability of the Company to meet its cash obligations.

Republic Western Insurance Company - Property and Casualty

The short-term investment portfolio was $6.3 million at September 30, 1993.
This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs. This balance also reflects funds in transition from maturity proceeds to long-term investments. The structure of the long-term portfolio is designed to match future cash needs. Capital and operating budgets allow RWIC to schedule cash needs in accordance with investment and underwriting proceeds. RWIC does not have plans for any near term large capital outlays.

RWIC maintains a diversified investment portfolio, primarily in bonds at varying maturity levels. Approximately 99.1% of the portfolio consists of investment grade securities. The maturity distribution is designed to provide sufficient liquidity to meet future cash needs. Current liquidity remains strong, with RWIC having 26% more invested assets than total liabilities.

A liability for unpaid losses is recognized based on the estimated ultimate cost of settling claims reported prior to the end of the accounting period, estimates received from ceding reinsurers and estimates for unreported losses based on the historical experience of RWIC, supplemented by insurance industry historical experience. Unpaid loss adjustment expenses are based on historical ratios of loss adjustment expenses paid to losses paid. Unpaid loss and loss expenses are not discounted.

Shareholder equity increased 6.7% from $150.9 million at December 31, 1992 to $161.0 million at September 30, 1993. RWIC considers current shareholders' equity to be adequate to support future growth and absorb unforseen risk events. RWIC does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions. During the first six months of 1993, RWIC paid no shareholder dividends.

Credit Agreements

The Company's operations are funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes, and revolving lines of credit with domestic and foreign banks. Principally to finance its fleet of trucks and trailers, the Company routinely enters into sale and leaseback transactions. As of December 31, 1993, the Company had $666.1 million in total notes and loans payable outstanding and unutilized committed lines of credit of approximately $303.0 million.

Certain of the Company's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, maintaining certain financial ratios, and placing certain additional liens on its properties and assets. At December 31, 1993, the Company was in compliance with these covenants. In addition, these credit agreements contain provisions that could result in a required prepayment upon a "change in control" of the Company.

Under certain of the Company's credit agreements, a "change in control" is deemed to occur if (a) any transfer of any shares of any class of capital stock results in the Company's ESOP and members of the Shoen family owning in the aggregate less than the amount of capital stock as may be necessary to enable them to cast in excess of 50% of the votes for the election of directors of the Company or (b) during any period of two consecutive years, persons who at the beginning of such period constituted the Board of Directors of the Company (including any director approved by a vote of not less than 66 2/3% of such board) cease for any reason to constitute greater than 50% of the then acting Board.

The Company is further restricted in the type and amount of dividends and distributions that it may issue or pay, and in the issuance of certain types of preferred stock. The Company is prohibited from issuing shares of preferred stock that provide for any mandatory redemption, sinking fund payment, or mandatory prepayment, or that allow the holders thereof to require the Company or any subsidiary of the Company to repurchase such preferred stock at the option of such holders or upon the occurrence of any event or events without the consent of its lenders.

PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a. Exhibits                                              Page No.

            3.1 Restated By-Laws of AMERCO                           21

         b. Reports on Form 8-K.

            No reports on Form 8-K were filed for the nine months ended December 31, 1993.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AMERCO
                                        ___________________________________
                                                 (Registrant)


Dated: February 10, 1994                By: /S/ GARY B. HORTON
                                        ___________________________________
                                             Gary B. Horton, Treasurer
                                           (Principal Financial Officer)