Form 10-K
period 1994-03-31
AMERCO /NV/
filed 1994-06-29
CIK 4457

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934                                        [FEE REQUIRED]
                                             -------------------------------

For the fiscal year ended             March 31, 1994
                           --------------------------------------------------

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934                                      [NO FEE REQUIRED]
                                                 -------------------------------

For the transition period from ______________________ to _______________________

Commission         Registrant, State of Incorporation         I.R.S. Employer
File Number           Address and Telephone Number            Identification No.
- - -----------        -----------------------------------        ------------------
   0-7862             AMERCO                                     88-0106815
                      (A Nevada Corporation)
                      1325 Airmotive Way, Suite 100
                      Reno, Nevada  89502-3239
                      Telephone (702) 688-6300

   2-38498            U-Haul International, Inc.                 86-0663060
                      (A Nevada Corporation)
                      2727 N. Central Avenue
                      Phoenix, Arizona  85004
                      Telephone (602) 263-6645

   Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of Each Exchange
Registrant                       Title of Class            on Which Registered
- - ----------                       --------------           ----------------------
AMERCO                       Serial preferred stock,     New York Stock Exchange
                             with or without par value
U-Haul International, Inc.            None

   Securities registered pursuant to Section 12(g) of the Act:

             Registrant                       Title of Class
             ----------                       --------------
             AMERCO                           Common
             U-Haul International, Inc.       None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No    .
                                              ----    ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

     38,664,063 shares of AMERCO Common Stock, $.25 par value, were outstanding at June 24, 1994. The aggregate market value of AMERCO Common Stock held by non-affiliates (i.e., stock held by persons other than officers and directors of AMERCO or those persons who are parties to the stockholders agreement referenced in footnote 1 to the stock ownership Table in Part III, Item 12 of this report) as of June 24, 1994 was $344,680,253. This is computed by reference to the appraised market value of $17.00 per share.

     5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at June 24, 1994. None of these shares were held by non-affiliates.

     Portions of the Registrants definitive proxy statement relating to its annual meeting of stockholders to be held July 21, 1994 are incorporated by reference into Part III hereof.

                        TABLE OF CONTENTS

                                                          PAGE NO.

ITEM   1.  BUSINESS...................................        3

           A.   THE COMPANY...........................        3

           B.   HISTORY...............................        3

           C.   BUSINESS STRATEGY.....................        4

           D.   BUSINESS OF U-HAUL....................        6

           E.   BUSINESS OF INSURANCE COMPANIES.......        9

           F.   BUSINESS OF AMERCO REAL ESTATE........       15

ITEM   2.  PROPERTIES.................................       15

ITEM   3.  LEGAL PROCEEDINGS..........................       18

ITEM   4.  SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS...........................       19

ITEM   5.  MARKET FOR THE REGISTRANT'S COMMON
           EQUITY AND RELATED STOCKHOLDER MATTERS.....       19

ITEM   6.  SELECTED FINANCIAL DATA....................       21

ITEM   7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS.................................       23

ITEM   8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
           DATA.......................................       35

ITEM   9.  CHANGES IN AND DISAGREEMENTS WITH
           ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURES................................       35

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF
           THE REGISTRANTS............................       35

ITEM  11.  EXECUTIVE COMPENSATION.....................       35

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT......................       35

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED
           TRANSACTIONS...............................       35

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT
           SCHEDULES AND REPORTS ON FORM 8-K..........       36

                               PART I

                          ITEM 1.  BUSINESS

                            THE COMPANY

          AMERCO, a Nevada corporation ("AMERCO" or the "Company"), is the holding company for U-Haul International, Inc. ("U-Haul"), Ponderosa Holdings, Inc. ("Ponderosa"), and AMERCO Real Estate Company ("AREC"). Throughout this Form 10-K, unless the context otherwise requires, the term "Company" includes all of the Company's subsidiaries. The Company's principal executive offices are located at 1325 Airmotive Way, Suite 100, Reno, Nevada 89502-3239, and the telephone number of the Company is (702) 688-6300.
As used in this Form 10-K, all references to a fiscal year refer to the Company's fiscal year ended March 31 of that year.

          U-Haul is primarily engaged, through subsidiaries, in the rental of trucks, automobile-type trailers, and support rental items to the do-it-yourself moving customer, all under the registered tradename U-Haul(REGISTERED TRADEMARK). Additionally, U-Haul sells related products and services and rents self-storage facilities and various kinds of equipment. AREC manages the real estate used in connection with the foregoing businesses.

          Ponderosa serves as the holding company for the Company's insurance businesses. Ponderosa's two principal subsidiaries are Oxford Life Insurance Company ("Oxford") and Republic Western Insurance Company ("RWIC"). Oxford primarily reinsures life, health, and annuity type insurance products and administers the Company's self-insured employee health plan. RWIC originates and reinsures property and casualty type insurance products for various market participants, including independent third parties, the Company's customers, and the Company.

          See Note 20 of Notes to Consolidated Financial Statements in Item 8 for financial information regarding the Company's three primary industry segments, which are represented by U-Haul, Oxford and RWIC.

                            HISTORY

          The Company was founded in 1945 under the name "U-Haul Trailer Rental Company". From 1945 to 1975, the Company rented trailers and trucks on a one-way and local round-trip basis through independent dealers (at that time principally independent gasoline service stations). Since 1974, the Company has developed a network of Company-owned rental centers ("U-Haul Centers") (through which U-Haul rents its trucks and trailers and provides a number of other related products and services) and has expanded the number and geographic diversity of its independent dealers. At March 31, 1994, the Company's distribution network included approximately 1,100 U-Haul Centers and approximately 11,500 independent dealers.

          In March 1974, in conjunction with the acquisition and construction of U-Haul Centers, the Company entered the self-storage business. As of March 31, 1994, such self-storage facilities were located at or near approximately 59% of the Company's U-Haul Centers. Beginning in 1974, the Company introduced the sale and installation of hitches and towing systems, as well as the sale of support items such as packing and moving aids. During 1983, the Company expanded its range of do-it-yourself rental products to include tools and equipment for the homeowner and small contractor and other general rental items.

          In 1969, the Company acquired Oxford to provide employee health and life insurance for the Company in a cost-effective manner. In 1973, the Company formed RWIC to provide automobile liability insurance for the U-Haul truck and trailer rental customers.

          Commencing in 1987, the Company began the implementation of a strategic plan designed to emphasize reinvestment in its core do-it-yourself rental, moving, and storage business. The plan included a fleet renewal program (see "Business - U-Haul Operations
- - - Rental Equipment Fleet"), and provided for the discontinuation of certain unprofitable and unrelated operations. As part of its plan, the Company discontinued the operation of its full-service moving van lines, initiated the phase out of its recreational vehicle rental operations, and began the disposition of its recreational vehicle rental fleet. The disposition of the moving van lines' assets and the recreational vehicle rental fleet were completed in 1988 and 1992, respectively. The Company also eliminated various types of rental equipment and closed certain warehouses and repair facilities. The Company believes that its refocused business strategy enabled U-Haul to generate higher revenues and to achieve significant cost savings.

          Since 1987, the Company has sold surplus real estate assets with a book value of approximately $38.1 million for total proceeds of approximately $76.4 million. At March 31, 1994, the book value of the Company's real estate assets deemed to be surplus was approximately $18.4 million.

          In 1990, the Company reorganized its operations into separate legal entities, each with its own operating, financial, and investment strategies. The reorganization separated the Company into three parts: U-Haul rental operations, insurance, and real estate. The purpose of the reorganization was to increase management accountability and to allow the allocation of capital based on defined performance measurements.

                        BUSINESS STRATEGY

U-HAUL OPERATIONS

          The Company's present business strategy remains focused on the do-it-yourself moving customer. The objective of this strategy is to offer, in an integrated manner over a diverse geographical area, a wide range of products and services to the do-it-yourself moving customer.

          Through its "Moving Made Easier" (REGISTERED TRADEMARK) program, the Company strives to offer its customers a high quality, reliable, and convenient fleet of trucks and trailers at reasonable prices while simultaneously offering other related products and services, including moving accessories, self-storage facilities, and other items often desired by the do-it-yourself mover. The rental trucks purchased in the fleet renewal program have been designed with the do-it-yourself customer in mind to include features such as low decks, air conditioning, power steering, automatic transmissions, soft suspensions, AM/FM cassette stereo systems, and over-the-cab storage. The Company has introduced certain insurance products, including "Safemove"(REGISTERED TRADEMARK) and "Safestor"(REGISTERED TRADEMARK), to provide the do-it-yourself mover with certain moving-related insurance coverage. In addition, the Company provides rental customers the option of storing their possessions at either their points of departure or destination.

          The Company believes that customer access, in terms of truck or trailer availability and proximity of rental location, is critical to its success. Since 1987, the Company has more than doubled the number of U-Haul rental locations, with a net addition of approximately 6,000 independent dealers.

          To effectively service the U-Haul customer at these additional rental locations with equipment commensurate with the Company's commitment to product excellence, the Company, as part of the fleet renewal program, purchased approximately 63,000 new trucks between March 1987 and March 1994 and reduced the overall average age of its truck fleet from approximately 11 years at March 1987 to approximately 5 years at March 1994. During this period, approximately 60,000 trucks were retired or sold.

          Since 1990, U-Haul has replaced approximately 48% of its trailer fleet with new, more aerodynamically designed trailers better suited to the low height profile of many newly manufactured automobiles. Given the mechanical simplicity of a trailer relative to a truck and a trailer's longer useful life, the Company expects to replace trailers only as necessary.

          Beginning in 1983, the Company implemented a point-of-sale computer system for all of its Company-owned locations. The system was designed primarily to handle the Company's reservations, traffic, and reporting of rental transactions. The Company believes that the implementation of the system has been a significant factor in allowing the Company to increase its fleet utilization. Since the initial implementation, the Company has added several additional enhancements to the system, including full budgeting and financial reporting systems.

INSURANCE OPERATIONS

          Oxford's business strategy emphasizes long-term capital growth funded through earnings from reinsurance and investment activities. In the past, Oxford has selectively reinsured life, health, and annuity-type insurance products. Oxford anticipates pursuing its growth strategy by providing reinsurance facilities to well-managed insurance or reinsurance companies offering similar type products who are desirous of additional capital either as a result of rapid growth or regulatory demands or who are divesting non-core business lines.

          RWIC's principal business strategy is to capitalize on its knowledge of insurance products aimed at the moving and rental markets. RWIC believes that providing U-Haul and U-Haul customers with property and casualty insurance coverage has enabled it to develop expertise in the areas of rental vehicle lessee insurance, self-storage property coverage, motorhome insurance coverage, and general rental equipment coverage. RWIC has used and plans to continue to use this knowledge to expand its customer base by offering similar products to customers other than U-Haul. In addition, RWIC plans to expand its involvement in specialized areas by offering commercial multi-peril and surety coverage and by assuming reinsurance business.

                      U-HAUL OPERATIONS

GENERAL

          The Company's do-it-yourself moving business operates under the U-Haul name through an extensive and geographically diverse distribution network of Company-owned U-Haul Centers and independent dealers throughout the United States and Canada.

          Substantially all of the Company's rental revenue is derived from do-it-yourself moving customers. The remaining business comes from commercial/industrial customers. Moving rentals include: (i) local (round-trip) rentals, where the equipment is returned to the originating U-Haul Center or independent dealer and (ii) one-way rentals, where the equipment is returned to a U-Haul Center or independent dealer in another city. Typically, the number of local rental transactions in any given year is substantially greater than the number of one-way rental transactions. However, total revenues generated by one-way transactions in any given year typically exceed total revenues from local rental transactions.

          As part of the Company's integrated approach to the do-it-yourself moving market, U-Haul has a variety of product offerings.
U-Haul's "Moving Made Easier"(REGISTERED TRADEMARK) program is designed to offer safe, well-equipped rental trucks and trailers at a reasonable price and to provide support items such as furniture pads, hand trucks, appliance and utility dollies, mirrors, tow bars, tow dollies, and bumper hitches. The Company also sells boxes, tape, and packaging materials and rents additional items such as floor polishers and carpet cleaning equipment at its U-Haul Center locations. U-Haul
Centers also install hitches and sell propane, and some of them sell gasoline. U-Haul sells insurance packages such as (i) "Safemove"(REGISTERED TRADEMARK), which provides moving customers with a damage waiver, cargo protection, and medical and life coverage, and (ii) "Safestor", (REGISTERED TRADEMARK) which provides self-storage rental customers with various insurance coverages.

          The U-Haul truck and trailer rental business tends to be seasonal with more transactions and revenues generated in the spring and summer months than during the balance of the year. The Company attributes this seasonality to the preference of do-it-yourself movers to move during this time. Also, consistent with do-it-yourself mover preferences, the number of rental transactions tends to be higher on weekends than on weekdays.

RENTAL EQUIPMENT FLEET

          As of March 31, 1994, U-Haul's rental equipment fleet consisted of approximately 72,000 trucks and approximately 90,000 trailers. Rental trucks are offered in five sizes and range in size from the ten-foot "Mini-Mover"(REGISTERED TRADEMARK) to the twenty-six-foot "Super-Mover"(REGISTERED TRADEMARK). In addition, U-Haul offers pick-up trucks and cargo vans at many of its locations. Trailers range between six feet and twelve feet in length and are offered in both open and closed box configurations.

DISTRIBUTION NETWORK

          The Company's U-Haul products and services are marketed across the United States and Canada through, as of March 31, 1994, approximately 1,100 Company-owned U-Haul Centers and approximately 11,500 independent dealers. The independent dealers, which include gasoline station operators, general equipment rental operators, and others, rent U-Haul trucks and trailers in addition to carrying on their principal lines of business. U-Haul Centers, however, are dedicated to the U-Haul line of products and services and offer those and related products and services. Independent dealers are commonly located in suburban and rural markets, while U-Haul Centers are concentrated in urban and suburban markets.

          Independent dealers receive U-Haul equipment on a consignment basis and are paid a commission on gross revenues generated from their rentals. Independent dealers also may earn referral commissions on U-Haul products and services provided at other U-Haul locations. The Company maintains contracts with its independent dealers that can be cancelled upon thirty days' written notice by either party.

          In addition, the Company has sought to improve the productivity of its rental locations by installing computerized reservations and network management systems in each U-Haul Center and a limited number of independent dealers. The Company believes that these systems have been a major factor in enabling the Company to deploy equipment more effectively throughout its network of locations and anticipates expanding these systems to cover additional independent dealers.

          The Company's U-Haul Center and independent dealer network in the United States and Canada is divided into 12 districts, each supervised by an area district vice president. Within the districts, the Company has established local marketing companies, each of which, guided by a marketing company president, is responsible for retail marketing at all U-Haul Centers and independent dealers within its respective geographic area.

          Although rental dealers are independent, U-Haul area field managers oversee the dealer network by inspecting each independent dealer's facilities and auditing their activities on a regular basis. In addition, the area field managers recruit new independent dealers for expansion or replacement purposes. U-Haul has instituted performance compensation programs that focus on accomplishment and reward strong performers.

SELF-STORAGE BUSINESS

          U-Haul entered the self-storage business in 1974 and since that time has increased the rentable square footage of its storage locations through the acquisition of existing facilities and new construction. In addition, the Company has entered into management agreements to manage self-storage properties owned by other companies and is exploring the possibility of expanding this type of operation as well as expanding its ownership of self-storage facilities. The Company also provides financing and management services for independent self-storage businesses.

          Through approximately 650 Company-owned locations in the United States and Canada, the Company offers for rent more than
13.0 million square feet of self-storage space. The Company's self-storage facility locations have an average of 20,000 square feet of storage space, with individual storage spaces ranging in size from 16 square feet to 200 square feet.

          Units are rented to individuals and businesses for temporary storage on a monthly basis. In fiscal 1994, occupancy rates increased to approximately 91% from approximately 85% in the prior year. During fiscal 1994 and fiscal 1993, delinquent rentals as a percentage of total storage rentals were approximately 5% in each year, which rate the Company considers to be satisfactory.

EQUIPMENT DESIGN, MANUFACTURE AND MAINTENANCE

          The Company designs and manufactures its truck van boxes, trailers, and various other support rental equipment items. With the needs of the do-it-yourself moving customer in mind, the Company's equipment is designed to achieve high safety standards, simplicity of operation, reliability, convenience, durability, and fuel economy. Truck chassis are manufactured to Company specifications by both foreign and domestic truck manufacturers. These chassis receive certain post-delivery modifications and are joined with van boxes at 7 Company-owned manufacturing and assembly facilities in the United States.

          The Company services and maintains its trucks and trailers through a periodic maintenance program. Regular vehicle maintenance is generally performed at Company-owned facilities located throughout the United States and Canada. Major repairs are performed either by the chassis manufacturers' dealers or by Company-owned repair shops. To the extent available, the Company takes advantage of manufacturers' warranties.

          Since the fleet renewal program began in fiscal 1987, the number of repair locations has been reduced significantly. Maintenance costs declined from a high of $163.0 million in fiscal 1987 to a low of $80.5 million in fiscal 1989. However, due to a reduction both in new truck purchases and older truck retirements in fiscal 1992 and fiscal 1993, maintenance expense increased to $150.3 million in fiscal 1993 and $177.7 million in fiscal 1994. During fiscal 1994, the Company, as part of its fleet renewal program, resumed the purchase and manufacture of new trucks with the objective of increasing the size of the truck fleet.

COMPETITION

          The do-it-yourself moving truck and trailer rental market is highly competitive and dominated by national operators in both the local and one-way markets. These competitors include the truck rental divisions of Ryder System, Penske Truck Leasing, and Budget Rent-A-Car. Management believes that there are two distinct users of rental trucks: commercial users and do-it-yourself users. As noted above, the Company focuses on the do-it-yourself mover. The Company believes that the principal competitive factors are price, convenience of rental locations, and availability of quality rental equipment.

          The self-storage industry is also highly competitive. In addition to the Company, there are two other national firms, Public Storage and Shurgard, and numerous regional and local operators. Efficient management of occupancy and delinquency rates, as well as price and convenience, are key competitive factors.

EMPLOYEES

          For the period ending March 31, 1994, the Company's non-seasonal workforce consisted of approximately 11,300 employees comprised of approximately 46% part-time and 54% full-time employees. During the summer months, the Company increases its workforce by approximately 2,300 employees and the percentage of part-time employees increases to approximately 54% of the total workforce.
The Company's employees are non-unionized, and management believes that its relations with its employees are satisfactory.

INSURANCE OPERATIONS

OXFORD - LIFE INSURANCE

          Oxford underwrites life, health and annuity insurance, both as a direct writer and as an assuming reinsurer. Oxford's direct lines are primarily related to group life and disability coverage issued to employees of AMERCO and its subsidiaries. For the year ended December 31, 1993, approximately 6.3% of Oxford's premium revenues resulted from business with AMERCO and its subsidiaries. Oxford's other direct writings include individual life insurance acquired from other insurers and a small volume of individual annuity products written through independent agents, which together accounted for approximately 5.0% of Oxford's premium revenues for the year ended December 31, 1993. Oxford administers AMERCO's self-insured group health and dental plans.

          Oxford's reinsurance assumed lines, which accounted for approximately 88.7% of Oxford's premium revenues for the year ended December 31, 1993, include individual life insurance coverage, annuity coverages, excess loss health insurance coverage, and short-term travel accident coverage. These reinsurance arrangements are entered into with unaffiliated insurers, except for travel accident products reinsured from RWIC.

RWIC - PROPERTY AND CASUALTY

          RWIC's underwriting activities consist of three basic areas: U-Haul and U-Haul affiliated underwriting; direct underwriting; and assumed reinsurance underwriting. U-Haul underwritings include coverage for U-Haul and U-Haul employees, and U-Haul affiliated underwritings consist primarily of coverage for U-Haul customers. For the year ended December 31, 1993, approximately 38% of RWIC's written premiums resulted from U-Haul and U-Haul affiliated underwriting activities. RWIC's direct underwriting is done through home office underwriters and selected general agents. The products provided include liability coverage for rental vehicle lessees and storage rental properties, and coverage for commercial multiple peril, surety, and excess workers' compensation. RWIC's assumed reinsurance underwriting is done via broker markets and includes, among other things, reinsurance of municipal bond insurance written through MBIA, Inc.

          RWIC provides a liability for unpaid losses that is based on the estimated ultimate cost of settling claims reported prior to the end of the accounting period, estimates received from ceding reinsurers and estimates for incurred but unreported losses based on RWIC's historical experience supplemented by insurance industry historical experience. Unpaid loss adjustment expenses are based on historical ratios of loss adjustment expense paid to losses paid.

          The liabilities are estimates necessary to settle all claims as of the date of the stated reserves and all incurred but not reported claims. RWIC updates the reserves as additional facts regarding claims become apparent. In addition, court decisions, economic conditions and public attitudes impact the estimation of reserves and also the ultimate cost of claims. In estimating reserves, no attempt is made to isolate inflation from the combined effect of numerous factors including inflation. Unpaid losses and unpaid loss expenses are not discounted.

          RWIC's unpaid loss and loss expenses are certified annually by an independent actuarial consulting firm as required by state regulation.

          The following table is a reconciliation in summary form, for each of the last three years, of the beginning and end of year unpaid loss and loss expenses:

                                           Year Ended December 31
                                          ------------------------
                                          1993      1992      1991
                                          ------------------------
                                              (in thousands)
Unpaid loss and loss expenses,
  beginning of year                   $ 238,762   236,019   226,324
                                      ---------   -------   -------

Losses and loss adjustment expenses:
  attributable to the current year       91,044    96,451    74,510

  Increase (Decrease) attributable
    to prior years                       12,688    (4,241)    3,124
                                      ---------   -------   -------
          Total                         103,732    92,210    77,634
                                      ---------   -------   -------

Payments:
  Loss and loss adjustment expenses
    attributable to current year         20,200    23,936    12,810
  Payments attributable to prior years   83,923    65,531    55,129
                                      ---------   -------   -------
          Total                         104,123    89,467    67,939
                                      ---------   -------   -------

Increase due to adoption of FAS113       76,111       -         -
                                      ---------   -------   -------

Unpaid loss and loss expenses,
  end of year                         $ 314,482   238,762   236,019
                                      =========   =======   =======

          Effective December 31, 1993, RWIC adopted Statement of Financial Accounting Standards (SFAS) No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts". The primary impact of SFAS No. 113 is the requirement to report assets and liabilities relating to reinsured contracts gross of the effects of reinsurance. Previously, RWIC reported such effects on a net basis. As a result of adoption of SFAS No. 113, the liability for unpaid losses and loss adjustment expenses as of December 31, 1993 has been increased approximately $76 million to reflect policy liabilities without regard to reinsurance. A corresponding amount due from reinsurers on unpaid losses, including amounts related to claims incurred but not reported, has also been reflected.

          The table on page 12 illustrates the change in unpaid loss and loss expenses. The first line shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to that reserve. The third section, reading down, shows reestimates of the original recorded reserve as of the end of successive years. The last section compares the latest reestimated reserve amount to the reserve amount as originally established. This last section is cumulative and should not be summed.

                                                           Unpaid Loss and Loss Expenses

                                                                    December 31
                           ----------------------------------------------------------------------------------------------
                           1983     1984     1985     1986     1987     1988     1989     1990     1991     1992     1993
                           ----     ----     ----     ----     ----     ----     ----     ----     ----     ----     ----
                                                                  (in thousands)
 Reserve for Unpaid
   Loss and Loss
Adjusment Expenses:     $ 67,129   90,315  123,342  146,391  168,688  199,380  207,939  226,324  236,019  238,762  314,482
- - -------------------

  Paid (Cumulative)
        as of:
  -----------------
   One year later         21,140   24,602   41,170   54,627   49,681   59,111   50,992   55,128   65,532   83,923
   Two years later        35,340   50,628   77,697   92,748   91,597   89,850   87,850   97,014  105,432
   Three years later      47,544   70,719  105,160  124,278  110,834  114,979  116,043  120,994
   Four years later       56,197   84,936  126,734  137,744  129,261  133,466  132,703
   Five years later       61,826   95,583  133,421  151,354  142,618  145,864
   Six years later        68,722   98,018  142,909  161,447  152,579
   Seven years later      68,496  102,805  151,379  169,601
   Eight years later      70,822  109,055  158,728
   Nine years later       74,809  114,334
   Ten years later        77,700

Reserve Reestimated
        as of:
- - -------------------
   One year later         72,462  101,097  138,287  167,211  187,663  200,888  206,701  229,447  231,779  251,450
   Two years later        74,850  107,111  147,968  192,272  190,715  202,687  206,219  221,450  224,783
   Three years later      76,811  115,746  168,096  192,670  194,280  203,343  199,925  211,988
   Four years later       80,453  119,977  168,040  199,576  195,917  199,304  198,986
   Five years later       82,823  119,513  175,283  201,303  195,203  200,050
   Six years later        82,209  122,791  178,232  202,020  196,176
   Seven years later      81,894  125,863  182,257  202,984
   Eight years later      83,943  128,815  184,266
   Nine years later       85,816  132,207
   Ten years later        86,856

   Initial reserve
     in excess
   of (less than)
  reestimated reserve:
- - ----------------------
  Amount (cumulative)   $(19,727) (41,892) (60,924) (56,593) (27,488)    (670)   8,953  14,336   11,236  (12,688)

          The operating results of the property and casualty insurance industry, including RWIC, are subject to significant fluctuations due to numerous factors, including premium rate competition, catastrophic and unpredictable events (including man-made and natural disasters), general economic and social conditions, interest rates, investment returns, changes in tax laws, regulatory developments, and the ability to accurately estimate liabilities for unpaid losses and loss expenses.

INVESTMENTS

          Oxford's and RWIC's investments must comply with the insurance laws of the State of Arizona where the companies are domiciled. These laws prescribe the type, quality, and concentration of investments that may be made. In general, these laws permit investments in federal, state, and municipal obligations, corporate bonds, preferred and common stocks, real estate mortgages, and real estate, within specified limits and subject to certain qualifications. Moreover, in order to be considered an acceptable reinsurer by cedents and intermediaries, a reinsurer must offer financial security. The quality and liquidity of invested assets are important considerations in determining such security.

          The investment philosophies of Oxford and RWIC emphasize protection of principal through the purchase of investment grade fixed income securities. Approximately 99% of their respective portfolios consist of investment grade securities. The maturity distributions are designed to provide sufficient liquidity to meet future cash needs.

REINSURANCE

          The Company's insurance operations assume and cede insurance from and to other insurers and members of various reinsurance pools and associations. Reinsurance arrangements are utilized to provide greater diversification of risk and to minimize exposure on large risks. However, the original insurer remains liable should the assuming insurer not be able to meet its obligations under the reinsurance agreements.

REGULATION

          The Company's insurance subsidiaries are subject to considerable regulation and supervision in the states in which they transact business. The purpose of such regulation and supervision is primarily to provide safeguards for policyholders. As a result of federal legislation, the primary regulation of the insurance industry is performed by the states. State regulation extends to such matters as licensing companies; restricting the types or quality of investments; regulating capital and surplus and actuarial reserve maintenance; setting solvency standards; requiring triennial financial examinations, market conduct surveys, and the filing of reports on financial condition; licensing agents; regulating aspects of the insurance companies' relationship with their agents; restricting expenses, commissions, and new business issued; imposing requirements relating to policy contents; restricting use of some underwriting criteria; regulating rates, forms, and advertising; limiting the grounds for cancellations or non-renewal of policies; regulating solicitation and replacement practices; and specifying what might constitute unfair practices. State laws also regulate transactions and dividends between an insurance company and its parent or affiliates, and generally require prior approval or notification for any change in control of the insurance subsidiary.

          In the past few years, the insurance and reinsurance regulatory framework has been subjected to increased scrutiny by the National Association of Insurance Commissioners (the "NAIC"), state legislatures, insurance regulators, and the United States Congress. State legislatures have considered or enacted legislative proposals that alter, and in many cases increase, state authority to regulate insurance companies and holding company systems. The NAIC and state insurance regulators have been examining existing laws and regulations with an emphasis on insurance company investment and solvency issues. Legislation has been introduced in Congress that could result in the federal government assuming some role in the regulation of the insurance industry. It is not possible to predict the future impact of changing state and federal regulation on the operations of Oxford and RWIC.

          Beginning in 1993, the NAIC adopted and implemented minimum risk-based capitalization requirements for life insurance companies, including Oxford. As of the date of this report, Oxford is in compliance with these requirements. The NAIC has adopted a model for establishing minimum risk-based capitalization requirements for property and casualty insurance and reinsurance companies. The NAIC's stated objective in developing such risk-based capital standards is to improve solvency monitoring. RWIC will adopt the minimum risk-based capitalization requirements in fiscal 1995. Adoption will have no material effect on RWIC.

COMPETITION

          The insurance industry is competitive. Competitors include a large number of life insurance companies and property and casualty insurance companies, some of which are owned by stockholders and others of which are owned by policyholders (mutual). Many companies in competition with Oxford and RWIC have been in business for a longer period of time or possess substantially greater financial resources. Competition in the insurance business is based upon price, product design, and services rendered to producers and policyholders.

AMERCO REAL ESTATE COMPANY

          AREC owns and manages most of the Company's real estate assets, including the Company's U-Haul Center locations. AREC has responsibility for acquiring and developing properties suitable for new U-Haul Centers and self-storage locations. In addition to the U-Haul operations, AREC actively seeks to lease or dispose of surplus properties. See "Business - History".


                       ITEM  2.  PROPERTIES

          The Company and its subsidiaries own property, plant and equipment that are utilized in the manufacture, repair and rental of U-Haul equipment and that provide offices for the Company. See
Note 14 of Notes to Consolidated Financial Statements in Item 8 for information regarding the leasing obligations of the Company and its subsidiaries, including those under U-Haul TRAC leases. See "U-Haul Operations - General" in Item 1. Such facilities exist throughout the United States and Canada. The majority of land and buildings used by U-Haul is owned in fee and is substantially unencumbered. In addition, U-Haul owns certain real estate not currently used in its operations. U-Haul operates approximately 1,100 U-Haul centers (approximately 650 of which rent self-storage space), 7 manufacturing facilities, and 23 repair facilities.

ENVIRONMENTAL MATTERS

  Underground Storage Tanks

          The Company owns properties that, as of March 31, 1994, contained a total of approximately 1,600 underground storage tanks ("USTs"). The USTs are used to store various petroleum products, including gasoline, fuel oil, and waste oil. The USTs are subject to various federal, state, and local laws and regulations that require testing and removal of leaking USTs, and remediation of polluted soils and groundwater under certain circumstances. In addition, if leakage from USTs has migrated, the Company may be subject to civil liability to third parties. In fiscal years 1990 through 1994, the Company incurred expenditures totaling approximately $16.3 million for removal and remediation of approximately 1,123 USTs, a portion of which may be recovered from insurance and certain states' funds for the removal of USTs. Expenditures incurred through the end of fiscal 1994 may not be representative of future experience. However, the Company believes that compliance with laws and regulations, and cleanup and liability costs related to USTs will not have a material adverse effect on the Company's financial condition or operating results.

          In fiscal 1989, the Company instituted a program to test its USTs for leakage and to remove all but approximately 100 of the approximately 2,755 USTs then existing by the year 2000. The approximately 100 USTs expected to remain at the conclusion of the Company's testing and removal program are currently anticipated to consist primarily of waste oil tanks not required to be removed under current laws and regulations and gasoline tanks located at its remote rental locations where their use is deemed necessary to service the Company's moving customers. The Company currently budgets $3 million annually for UST testing, removal, and remediation. The Company treats these costs as capital costs to the extent that they improve the safety or efficiency of the associated properties as compared to when the properties were originally acquired or if the costs are incurred in preparing the properties for sale.

  Federal Superfund Sites

          The Company has been named as a "potentially responsible party" ("PRP") with respect to the disposal of hazardous wastes at fifteen federal or state superfund hazardous waste sites located in twelve states. Under applicable laws and regulations the Company could be held jointly and severally liable for the costs to clean-up these sites. Currently, the Company has entered into buyout agreement settlements for seven of the sites and one site is under negotiation for settlement. Four of the sites have been inactive for more than two years and two of the sites have been disputed by the Company with no response for more than two years. One site is under state clean-up direction. Based upon the information currently available to the Company regarding these fifteen sites, the current anticipated magnitude of the clean-up, the number of PRPs, and the volumes of hazardous waste currently anticipated to be attributed to the Company and other PRPs, the Company believes its share of the cost of investigation and clean-up at the fifteen superfund sites will not have a material adverse effect on the Company's financial condition or operating results. In addition, the Company believes that insurance coverage may be available to cover all or some of the cost with respect to these sites.

  Washington State Hazardous Waste Sites

          The Company owns property within two state hazardous waste sites in the State of Washington. The Company owns a parcel of property in Yakima, Washington that is believed to contain elevated levels of pesticide and other contaminant residue as a result of onsite operations conducted by one or more former owners. The State of Washington has designated the property as a state hazardous waste site known as the "Yakima Valley Spray Site". The Company has been named by the State of Washington as a "potentially liable party" ("PLP") under state law with respect to this site. The Company, together with eight other companies and persons, has formed a committee that has retained an environmental consultant. The process of site assessment on the Yakima Valley Spray Site is in its early stages and, based upon the information currently available to the Company regarding the volume and nature of wastes present, the Company is unable to reasonably assess the potential investigation and clean-up costs, but the costs could be substantial. Although the Company has entered into an agreement with such other companies and persons under which the Company has assumed responsibility for 20% of the costs to investigate the site, no agreement among the parties with respect to clean-up costs has been entered into at the date of this Form 10-K.

          In addition, the Company has been named by the State of Washington as a PLP along with 12 other PLPs with respect to another state-listed hazardous waste site known as the "Yakima Railroad Site". The Yakima Valley Spray Site is located within the Yakima Railroad Site. The Company has been notified that the Yakima Railroad Site involves potential groundwater contamination in an area of approximately two square miles. The Company has contested its designation as a PLP at this site, but, at the date of this Form 10-K, no formal ruling has been issued in this matter.

          In February 1992, the State of Washington issued an enforcement order to the Company and eight other parties requiring conduct of an interim remedial action involving the provision of bottled water to households that obtain drinking water from wells within the Yakima Railroad Site. Without conceding any liability, the Company and several of the other PLPs have implemented the bottled water program. The State of Washington has stated its intention to expand the existing municipal water system to supply municipal water to those households currently receiving bottled water, and it is estimated that the cost thereof will be approximately $6 million, with such cost being allocated among the PLPs.

          In addition, there will be costs associated with remedial measures to address the regional groundwater contamination issue. The process of site assessment on the Yakima Railroad Site is in its early stages and, based upon the information currently available to the Company regarding the volume and nature of wastes present, the Company is unable to reasonably assess the potential investigation and clean-up costs, but the costs could be substantial. Moreover, the investigative and remedial costs incurred by the State can be imposed upon the Company and any other PLP as a joint and several liability. At the date of this Form 10-K, other than the indication of the expansion of the municipal water system, there has been no formal indication from the State of Washington of its intentions regarding future cost recoveries at the Yakima Railroad Site.

  Other

          The Company owns 7 facilities that manufacture and assemble various components of the Company's equipment. In addition, the Company owns various facilities engaged in the maintenance and servicing of its equipment. Various individual properties owned and operated by the Company are subject to various state and local laws and regulations relating to the methods of disposal of solvents, tires, batteries, antifreeze, waste oils and other materials. Compliance with these requirements is monitored and enforced at the local level. Based upon information currently available to the Company, compliance with these local laws and regulations has not had, and is not expected to have, a material adverse effect on the Company's financial condition or operating results.

          The Company currently leases approximately 179 properties to various businesses. The Company has a policy of leasing properties subject to an environmental indemnification from the lessee for operations conducted by the lessee. It should be recognized, however, that such indemnification's do not cover pre-existing conditions and may be limited by the lessee's financial capabilities. In any event, to the extent that any lessee does not perform any of its obligations under applicable environmental laws and regulations, the Company may remain potentially liable to governmental authorities and other third parties for environmental conditions at the leased properties. Furthermore, as between the Company and its lessees, disputes may arise as to allocations of liability with respect to environmental conditions at the leased properties.

          Finally, it should be recognized that the Company's present and past facilities have been in operation for many years and, over that time in the course of those operations, some of the Company's facilities have generated, used, stored, or disposed of substances or wastes that are or might be considered hazardous. Therefore, it is possible that additional environmental issues may arise in the future, the precise nature of which the Company cannot now predict.


                    ITEM  3.  LEGAL PROCEEDINGS

          The Company and certain members of the Company's Board of Directors are defendants in an action currently pending in the Superior Court of the State of Arizona in and for the County of Maricopa entitled Samuel W. Shoen, M.D., et al. v. Edward J. Shoen, et al., No. CV88-20139, instituted August 2, 1988. The plaintiffs, certain stockholders of the Company, who are part of a stockholder group that is currently opposed to existing Company management (see "Principal Shareholders"), filed a Fourth Amended Complaint in February 1992 and have alleged, among other things, that certain of the individual plaintiffs were wrongfully excluded from siting on the Company's Board of Directors in 1988 through the sale of Company common stock to certain key employees. That sale allegedly prevented such stockholder group from gaining a majority position in the Company's voting stock and control of the Company's Board of Directors. The plaintiffs allege various breaches of fiduciary duty and other unlawful conduct by the individual defendants and seek equitable relief, compensatory damages, and punitive damages. The Court has dismissed all claims for equitable relief that would have allowed the plaintiffs to sit on the Board of Directors, subject only to the right, to the extent that any exists, of the plaintiffs to appeal such dismissal. The Court has also dismissed all claims by all but two of the plaintiffs, except for certain derivative claims for attorney's fees and costs. The Court has scheduled a trial of the case on August 17, 1994. Management of the Company does not expect the plaintiffs' damage claims to result in a material loss to the Company.

          Private arbitration proceedings commenced by Sophia M. Shoen and Paul F. Shoen against the Company were convened on June 19, 1994. In the arbitration, Sophia M. Shoen asserts that the Company has breached its obligations to her by failing to timely register the sale of her shares and by failing to remove the right of first refusal on all Company common stock. Paul F. Shoen asserts that the Company has breached its obligations to him by failing to consummate the purchase from him of 58,824 shares of

Company common stock for an aggregate purchase price of $1,000,000 and, on an anticipatory basis, by failing to remove the right of first refusal on all of the Company's outstanding common stock. Sophia M. Shoen and Paul F. Shoen assert that, as a consequence of these alleged breaches, they have the right to give notice of their release from a Stockholder Agreement described under Item 12. Security Ownership of Certain Beneficial Owners and Management. The Company disagrees with the above assertions. An arbitration hearing on these issues is presently scheduled for July 26, 1994.

          The Company and its subsidiaries are defendants in a number of suits and claims incident to the type of business conducted and several administrative proceedings arising from state and local provisions that regulate the removal and/or clean up of underground fuel storage tanks. It is the opinion of management that none of the suits, claims or proceedings involving the Company, individually or in the aggregate, are expected to result in any material loss and, accordingly, no provision has been made in the accompanying financial statements.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.


                           PART II

ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

          As of June 24, 1994, there were 161 holders of record of the Company's common stock in comparison to 165 as of August 12, 1993. No established public trading market exists for the purchase and sale of the Company's common stock, and to the best knowledge and belief of the Company there is no one engaged in making a market for the Company's common stock.

          Cash dividends declared to the Company's stockholders of record for the two most recent fiscal years are as follows:

            Date                   Cash Dividend per Common Share
            ----                   ------------------------------

        August 4, 1992                            $  .0258
        October 6, 1992                              .0258
        August 3, 1993                               .0814

          The Company does not have a formal dividend policy. The Company's Board of Directors periodically considers the advisability of declaring and paying dividends in light of the existing circumstances. The dividends paid during fiscal 1993 and fiscal 1994 are not indicative of future dividends and there is no assurance that dividends on common stock will be declared in the future. See Note 5 of Notes to Consolidated Financial Statements in Item 8 for a discussion of certain contractual restrictions on the Company's ability to pay dividends. See Note 19 of Notes to

Consolidated Financial Statements in Item 8 for a discussion of certain statutory restrictions on Ponderosa's ability to pay dividends to the Company.

          See Note 15 of Notes to Consolidated Financial Statements in Item 8 for a discussion of the Company's non-cash dividends.
See Note 6 of Notes to Consolidated Financial Statements in Item 8 for a discussion of changes to common shares outstanding and per share amounts.

          The common stock of U-Haul is wholly-owned by the Company. As a result, no active trading market exists for the purchase and sale of such common stock. No cash dividends were declared to the Company by U-Haul during the two most recent fiscal years.

                              AMERCO AND CONSOLIDATED SUBSIDIARIES

                                ITEM 6.  SELECTED FINANCIAL DATA



                                                                   For the Years Ended March 31,
                                                ----------------------------------------------------------------
                                                1994           1993           1992           1991           1990
                                                ----           ----           ----           ----           ----
                                         (in thousands, except per share data and ratios)

Summary of Operations
Rental, net sales and other revenue    $      972,704        901,446        845,128        860,044        830,998
Premiums and net investment income            162,151        139,465        126,756        126,620        119,641
                                            ---------      ---------     ----------     ----------     ----------
                                            1,134,855      1,040,911        971,884        986,664        950,639
                                            ---------      ---------     ----------     ----------     ----------
Operating expense and cost of sales           735,841        697,700        661,229        668,149        627,396
Benefits, losses and amortization
of deferred acquisition costs                 130,168        115,969         99,091        126,626        121,602
Depreciation                                  133,485        110,105        109,641        114,589        105,437
Interest expense                               68,859         67,958         76,189         80,815         74,657
                                            ---------      ---------     ----------     ----------     ----------
                                            1,068,353        991,732        946,150        990,179        929,092
                                            ---------      ---------     ----------     ----------     ----------
Pretax earnings (loss) from operations         66,502         49,179         25,734         (3,515)        21,547
Income tax benefit (expense)                  (19,853)       (17,270)        (4,940)        (6,354)        (3,516)
                                            ---------      ---------     ----------     ----------     ----------
Earnings (loss) from operations before
extraordinary loss on early
extinguishment of debt and cumulative
effects of change in accounting
principle                                      46,649         31,909         20,794         (9,869)        18,031
Extraordinary loss on early
extinguishment of debt                         (3,370)           -              -              -              -
Cumulative effects of change in
accounting principle                           (3,095)           -              -              -              -
                                            ---------      ---------     ----------     ----------     ----------

Net Earnings (loss)                    $       40,184         31,909         20,794         (9,869)        18,031
                                            =========      =========     ==========     ==========     ==========

Earnings (loss) from operations before
extraordinary loss on early
extinguishment of debt and cumulative
effects of change in accounting
principle per common share             $         1.06            .83            .53           (.25)          .46
Net earnings per common share                     .89            .83            .53           (.25)          .46
Weighted average common shares
outstanding                                38,664,063     38,664,063     38,880,069     39,213,080    39,483,960
Cash dividends declared                         7,900          1,994            -            1,176         2,575
Ratio of earnings to fixed charges (1)           1.64           1.45           1.21            -(1)         1.20

                              AMERCO AND CONSOLIDATED SUBSIDIARIES

                          ITEM 6.  SELECTED FINANCIAL DATA, continued



                                                                          As of March 31,
                                                ----------------------------------------------------------------
                                                1994           1993           1992           1991         1990
                                                ----           ----           ----           ----         ----
                                                                         (in thousands)

Balance Sheet Data:
Total property, plant and equipment,
net                                    $   1,174,236        989,603        987,095      1,040,342      975,675
Total assets                               2,344,442      2,024,023      1,979,324      1,822,977    1,725,660
Notes and loans payable                      723,764        697,121        733,322        804,826      749,113
Stockholders' equity                         651,787        479,958        451,888        435,180      446,294


(1)   For purposes of computing the ratio of earnings to fixed charges, "earnings" consists of pretax earnings from operations plus total fixed charges excluding interest capitalized during the period and "fixed charges" consists of interest  expense, preferred stock dividends, capitalized interest, amortization of debt expense and discounts and one-third of the Company's annual rental expense (which the Company believes is a reasonable approximation of the interest factor of such rentals).  For the year ended March 31, 1991, pretax earnings were not sufficient to cover fixed charges by an amount of $4.2 million.

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

          For financial statement preparation, the Company's insurance subsidiaries report on a calendar year basis while the Company reports on a fiscal year basis ending March 31. Accordingly, with respect to the Company's insurance subsidiaries, any reference to the years 1993, 1992, and 1991 corresponds to the Company's fiscal years 1994, 1993, and 1992, respectively. There have been no events as to such subsidiaries between January 1 and March 31 of each of 1994, 1993, and 1992 that would materially affect the Company's consolidated financial position or results of operations as of and for the fiscal years ended March 31, 1994, 1993, and 1992, respectively.

          The following management discussion and analysis should be read in conjunction with Notes 1, 19, and 20 of Notes to Consolidated Financial Statements in Item 8, which discuss the principles of consolidation, condensed consolidated financial information, and industry segment and geographic data, respectively. In consolidation, all intersegment premiums are eliminated and the benefits, losses, and expenses are retained by the insurance companies.

RESULTS OF OPERATIONS

          YEARS ENDED MARCH 31, 1994, 1993, AND 1992

          The following table shows industry segment data from the Company's three industry segments, rental operations, life insurance, and property and casualty insurance, for the fiscal years ended March 31, 1994, 1993, and 1992. Rental operations is composed of the operations of U-Haul and AREC. Life insurance is composed of the operations of Oxford. Property and casualty insurance is composed of the operations of RWIC.

                                               Property/  Adjustments
                          Rental       Life    Casualty       and
                        Operations  Insurance  Insurance  Eliminations  Consolidated
                        ----------  ---------  ---------  ------------  ------------
                                             (in thousands)

1994
Revenues:
  Outside                 $965,839    $31,357   $137,659         -       $1,134,855
  Intersegment                (357)     2,834     18,862     $(21,339)          -
                          --------    -------   --------     --------    ----------
       Total Revenue      $965,482    $34,191   $156,521     $(21,339)   $1,134,855
                          ========    =======   ========     ========    ==========
Operating profit          $106,248    $ 9,106   $ 20,705         (698)   $  135,361
                          ========    =======   ========     ========
Interest expense                                                             68,859
                                                                         -----------
Pretax earnings from
  operations                                                             $   66,502
                                                                         ===========


1993
Revenues:
  Outside                 $891,599    $33,619   $115,693         -       $1,040,911
  Intersegment                 -        2,630     18,402     $(21,032)          -
                          --------    -------   --------     --------    -----------
       Total Revenue      $891,599    $36,249   $134,095     $(21,032)   $1,040,911
                          ========    =======   ========     ========    ===========
Operating profit          $ 88,581    $12,325   $ 16,231          -      $  117,137
                          ========    =======   ========     ========
Interest expense                                                             67,958
                                                                          ----------
Pretax earnings from
  operations                                                              $  49,179
                                                                          ==========

                                               Property/  Adjustments
                          Rental       Life    Casualty       and
                        Operations  Insurance  Insurance  Eliminations  Consolidated
                        ----------  ---------  ---------  ------------  ------------
                                             (in thousands)

1992
Revenues:
  Outside                 $844,492    $31,391   $ 96,001          -     $  971,884
  Intersegment                 -        1,158     21,991     $(23,149)         -
                          --------    -------   --------     --------    ----------
       Total Revenue      $844,492    $32,549   $117,992     $(23,149)  $  971,884
                          ========    =======   ========     ========    ===========
Operating profit          $ 69,628    $11,056   $ 21,239          -     $  101,923
                          ========    =======   ========     ========
Interest expense                                                            76,189
                                                                          ----------
Pretax earnings from
  operations                                                            $   25,734
                                                                        ===========

FISCAL YEAR ENDED MARCH 31, 1994 VERSUS FISCAL YEAR ENDED MARCH 31, 1993

U-HAUL OPERATIONS

          U-Haul revenues consist of (i) total rental and other revenue and (ii) net sales. Total rental and other revenue increased by $63.3 million, approximately 8.5%, to $809.4 million in fiscal 1994. The increase from fiscal 1993 is primarily attributable to a $52.2 million increase in net revenues from the rental of moving related equipment, which benefited from transactional growth reflecting higher utilization and rental fleet expansion. Revenues from the rental of self-storage facilities increased by $6.6 million to $70.5 million in fiscal 1994, an increase of approximately 10.3%. Storage revenues were positively impacted by additional rentable square footage, higher average occupancy levels, and higher average rental rates. All other revenue categories increased in the aggregate by $8.7 million during the current year which primarily reflects increases in gains on note sales of approximately $5.0 million and interest income.

          Net Sales were $156.0 million in fiscal 1994, which represented an increase of approximately 7.2% from fiscal 1993 net sales of $145.5 million. Revenue growth from the sale of hitches, moving support items (i.e. boxes, etc.), and propane net sales increased $10.7 million during the current year.

          Cost of sales was $92.2 million in fiscal 1994, which represented a decrease of approximately 1.0% from fiscal 1993. The reduction in fiscal 1994 reflects a combination of the absence of recreational vehicle sales, reduced levels of outside repair and a reduction in inventory adjustments which fully offset increased material costs corresponding to the increase in hitch, moving support and propane sales.

          Operating expenses increased to $633.6 million in fiscal 1994 from $599.8 million in fiscal 1993, an increase of approximately 5.6%. The change from the prior year reflects increases in almost all major expense categories with the exception of lease expense for equipment. Rental equipment maintenance costs increased by $27.4 million reflecting fleet expansion, higher utilization, a marginal increase in the age of the fleet and increased emphasis on maximizing rental equipment available to rent by reducing downtime. Lease expense for equipment declined from $117.6 million in fiscal 1993 to $82.9 million in fiscal 1994, a decrease of approximately 29.5%, reflecting lease terminations, lease restructuring and lower finance costs on new leases originated during the current year. All other operating expense categories increased in the aggregate by $41.1 million, approximately 12.4%, to $373.0 million which is primarily attributable to higher levels of rental and sales activity.

          Depreciation expense during fiscal 1994 was $133.5 million as compared to $110.1 million in the prior year, reflecting the addition of new trucks and trailers and the acquisition of trucks that were previously leased.

OXFORD - LIFE INSURANCE

          Premiums from Oxford's reinsurance lines before intercompany eliminations were $15.8 million for the year ended December 31, 1993, an increase of $0.9 million, approximately 6.0% over 1992 and accounted for 88.7% of Oxford's premiums in 1993. These premiums are primarily from term life insurance and single and flexible premium deferred annuities. Increases in premiums are primarily from the anticipated increase in annuitizations as a result of the maturing of deferred annuities.

          Premiums from Oxford's direct lines before intercompany eliminations were $2.0 million in 1993, a decrease of $1.0 million (33%) from the prior year. Oxford's direct lines are principally related to the underwriting of group life and disability income. Insurance on the lives of the employees of AMERCO and its subsidiary companies accounted for approximately 6.3% of Oxford's premiums in 1993. Other direct lines accounted for approximately 5.0% of Oxford's premiums in 1993.

          Net investment income before intercompany eliminations was $12.6 million and $11.5 million for the years ended December 31, 1993 and 1992, respectively. Gains on the disposition of fixed maturity investments were $2.1 million and $4.7 million. Oxford had $1.8 million and $2.2 million of other income, for 1993 and 1992, respectively.

          Benefits and expenses incurred were $24.4 million for the year ended December 31, 1993, an increase of 5.2% over 1992.
Comparable benefits and expenses incurred for 1992 were $23.2 million. This increase is primarily due to the increase in annuitizations discussed above.

          Operating profit after intercompany eliminations decreased by $3.4 million, approximately 27.6%, in 1993 to $8.9 million, primarily due to the decrease in gains on fixed maturity investments.

RWIC - PROPERTY AND CASUALTY

          RWIC gross premium writings for the year ended December 31, 1993 were $175.1 million, compared to $155.2 million in 1992, an increase of approximately 12.8% The rental industry market accounted for a significant share of these premiums, approximately 37% and 40% in 1993 and 1992, respectively. These writings include U-Haul customers, fleetowners and U-Haul as well as other rental industry insureds with similar characteristics. Selected general agency lines, principally commercial multiple peril, surety and excess workers' compensation and casualty accounted for 8.1%, 3.2% and 5.4% respectively, of gross premium writings in 1993, compared to approximately 15.4%, 2.8% and 11.9% respectively in 1992. RWIC also underwrites reinsurance via broker markets, and premiums in this area increased from $47.1 million in 1992 to $59.5 million in 1993 due to favorable market conditions.

          Net earned premiums increased $24.3 million, approximately 24%, to $125.4 million for the year ended December 31, 1993. This compares with net earned premiums of $101.1 million for the year ended December 31, 1992. The premium increase was primarily due to increased writings in the reinsurance area, along with growth in the excess workers' compensation line of RWIC's general agency business.

          Underwriting expenses incurred were $135.6 million for the year ended December 31, 1993, an increase of $17.8 million, approximately 15.1% over 1992. Comparable underwriting expenses incurred for 1992 were $117.8 million. Higher underwriting expenses are due to larger premium volumes being written in 1993 which increased acquisition costs and commensurate reserves.

          Net investment income was $27.4 million in 1993, a decrease of approximately 6.5%, as compared to 1992 net investment income of $29.3 million. This decrease is due primarily to lower rates available in the high quality fixed income market. RWIC's net realized gain on the sale of investments was $2.1 million and $0.7 million in 1993 and 1992, repectively, while other income totaled $1.4 million and $2.9 million.

          RWIC completed 1993 with net after tax income of $14.8 million as compared to $11.8 million for the comparable period ended December 1992. This represents an increase of $3.0 million, or 25.4% over 1992. The increase is due to a combination of better underwriting results and unplanned gains on bond calls. Net income at December 31, 1992 of $11.8 million includes the effect of adopting SFAS 109 (Accounting for Income Taxes), previously reported December 31, 1992 net income was $12.8 million.

INTEREST EXPENSE

          Interest expense was $68.8 million in fiscal 1994, as compared to $68.0 million in fiscal 1993. The increase reflects higher average levels of debt outstanding (see liquidity and capital resources), a higher proportion of fixed rate debt, and a lengthening of maturities offset by lower cost of funds.


FISCAL YEAR ENDED MARCH 31, 1993 VERSUS FISCAL YEAR ENDED MARCH 31, 1992

U-HAUL OPERATIONS

          U-Haul revenues consist of (i) total rental and other revenue and (ii) net sales. Total rental and other revenue increased by $57.6 million, approximately 8.4%, to $746.1 million in fiscal 1993. The increase from fiscal 1992 is primarily attributable to a $54.7 million increase in net revenues from the rental of moving related equipment, which rose to $684.1 million, as compared to $629.4 million, in fiscal 1992. Improved utilization within the truck rental fleet accounted for the majority of the revenue growth, with one-way rental transactions increasing by 6.1% and local rental transactions increasing by 16.5%. Also contributing to the increased revenues was an increase in the number of available rental trailers and trucks. Revenues from the rental of self-storage facilities increased $5.3 million to $63.9 million in fiscal 1993, an increase of approximately 9.2%. Storage revenues were positively impacted by additional rentable square footage, higher average occupancy levels, and higher average rental rates. The increases in revenues from the rental of moving-related equipment and self-storage facilities were partially offset by an aggregate decrease of $2.4 million in general rental item revenues, gains on the sale of property, plant, and equipment, and other miscellaneous revenues.

          Net sales were $145.5 million in fiscal 1993, which represented a decrease of approximately 6.7% from fiscal 1992 net sales of $156.0 million. Moderate revenue growth from the sale of hitches, moving support items (i.e. boxes, etc.), and propane was offset by reduced sales of recreational vehicles due to the liquidation of inventory as well as a reduction in outside repair income due to a reduction in rental trucks owned by a third party, which were previously under a managed equipment agreement.

          Cost of sales was $93.1 million in fiscal 1993, which represented a decrease of approximately 9.5% from fiscal 1992. The reduction in fiscal 1993 reflects reductions in recreational vehicle sales and outside repair income.

          Operating expenses increased to $599.8 million in fiscal 1993 from $562.3 million in fiscal 1992, an increase of approximately 6.7%. The change from the prior year primarily reflects increased rental equipment maintenance costs and higher personnel costs. The higher maintenance costs reflect a slight increase in the age of the truck fleet due to no new units being added in fiscal 1992 and a relatively small number of new units being added in fiscal 1993. Also contributing to higher maintenance costs were U-Haul's repurchase of rental trucks owned by a third party, which were previously under a managed equipment agreement, and higher utilization. Lease expense for the fleet replacement cycle initiated in 1987 peaked in fiscal 1992 at $121.9 million and subsequently declined to $117.6 million in fiscal 1993, a decrease of approximately 3.5%.

OXFORD - LIFE INSURANCE

          Premiums from Oxford's reinsurance lines before intercompany eliminations were $14.9 million for the year ended December 31, 1992, a decrease of $4.1 million, approximately 21.6% from 1991 and accounted for 83.3% of Oxford's premiums in 1992. These premiums are primarily from term life insurance and single and flexible premium deferred annuities. Reductions in premiums reflect the anticipated decrease in renewal premiums as a result of normal attrition and mortality, combined with the fact that during 1992 Oxford reduced its activities in the reinsurance market compared to 1991 because of unfavorable market conditions.

          Premiums from Oxford's direct lines before intercompany eliminations were $3.0 million in 1992, an increase of $1.5 million (100%) over the prior year. Oxford's direct lines are principally related to the underwriting of group life and disability income. Insurance on the lives of the employees of AMERCO and its subsidiary companies accounted for approximately 10.8% of Oxford's premiums in 1992. Other direct lines accounted for approximately 5.9% of Oxford's premiums in 1992.

          Net investment income before intercompany eliminations was $11.5 million and $10.2 million for the years ended December 31, 1992 and 1991, respectively. Gains on the disposition of fixed maturity investments were $4.7 million and $0.1 million. Oxford had $2.2 million and $1.6 million of other income, for 1992 and 1991, respectively.

          Benefits and expenses incurred were $23.2 million for the year ended December 31, 1992, an increase of 7.9% over 1991.
Comparable benefits and expenses incurred for 1991 were $21.5 million. This increase is primarily due to the increase in deferred acquisition cost amortization discussed below.

          Operating profit increased by $1.3 million, approximately 11.5%, in 1992 to $12.3 million, primarily due to increased margins on interest-sensitive business and gains on disposition or prepayments of fixed maturity investments. As required by generally accepted accounting principles, the amortization of deferred policy acquisition costs was accelerated due to gains on the fixed maturity investments associated with interest-sensitive products, resulting in a charge of approximately $2.0 million.

RWIC - PROPERTY AND CASUALTY

          RWIC gross premium writings for the year ended December 31, 1992 were $155.2 million, compared to $133.7 million in 1991, an increase of approximately 16.1%. The rental industry market accounted for a significant share of these premiums, approximately 40% and 53% in 1992 and 1991, respectively. These writings include U-Haul customers, fleetowners, and U-Haul, as well as other rental industry insureds with similar characteristics. Selected general agency lines, principally commercial multiple peril, surety and excess workers compensation and casualty accounted for approximately 15.4%, 2.8%, and 11.9% respectively, of gross premium writings in 1992, compared to approximately 12.8%, 1.8%, and 14.8% respectively, in 1991. RWIC also underwrites reinsurance via broker markets, and premiums in this area increased from $23.1 million in 1991 to $47.1 million in 1992 due to favorable market conditions.

          Net earned premiums increased $12.3 million, approximately 13.9%, to $101.1 million for the year ended December 31, 1992. This compares with net earned premiums of $88.8 million for the year ended December 31, 1991. The premium increase was primarily due to increased writings in the reinsurance area, along with growth in the commercial multiple peril lines of RWIC's general agency business.

          Underwriting expenses incurred were $117.8 million for the year ended December 31, 1992, an increase of $21.1 million, approximately 21.8%, over 1991. Comparable underwriting expenses incurred for 1991 were $96.7 million. Higher underwriting expenses due to Hurricane Andrew related losses (approximately $12 million on a pre-tax basis) incurred in the reinsurance area were the largest contributors to this increase, and accounted for approximately 57% of the increase.

          Net investment income was $29.3 million in 1992, a decrease of approximately 0.7%, as compared to 1991 net investment income of $29.5 million. The slight decrease in net investment income is due largely to the lower rates available in the high quality fixed income market. RWIC's gain on the sale of investments was $0.7 million and $0.6 million, and RWIC had $2.9 million of other income for 1992 and other expense of $0.9 million for 1991.

          RWIC's operating profit in 1992 decreased $5.0 million, approximately 23.6%, to $16.2 million from $21.2 million for the year ended December 31, 1991.

INTEREST EXPENSE

          Interest expense was $68.0 million in fiscal 1993, as compared to $76.2 million in fiscal 1992. The decline in interest expense reflects lower average debt levels outstanding and favorable refinance costs on maturing debt.

RESULT OF OPERATIONS - CONSOLIDATED GROUP

          As a result of the foregoing, pre-tax earnings of $66.0 million were realized in fiscal 1994 as compared to $49.2 million in fiscal 1993 and $25.7 million in fiscal 1992. After providing for income taxes, extraordinary costs associated with the early retirement of debt and the cumulative effect of a change in accounting principle, net earnings for fiscal 1994 were $40.2 million as compared to $31.9 million in fiscal 1993 and $20.8 million in fiscal 1992.

LIQUIDITY AND CAPITAL RESOURCES

U-HAUL OPERATIONS

          To meet the needs of its customers, U-Haul must maintain a large inventory of fixed asset rental items. At March 31, 1994, net property, plant and equipment represented approximately 73.7% of total U-Haul assets and approximately 50.1% of consolidated assets. In fiscal 1994, capital expenditures increased to $530.5 million, as compared to $130.8 million in fiscal 1993, due to expansion of the rental truck fleet, the purchase of trucks previously leased, and increases in the available square footage in the self-storage segment. The capital needs required to fund these acquisitions were funded with internally generated funds from operations, debt and lease financings and the issuance of preferred stock.

          Cash flows from operations was $202.3 million in fiscal
1994, as compared to $162.8 million in fiscal 1993. The increase results from an increase in net earnings and depreciation and amortization.

          At March 31, 1994, total notes and loans payable outstanding was $723.8 million as compared to $697.1 million at March 31, 1993. This increase reflects the impact of higher levels of capital additions and expenditures for premature lease terminations initiated by the Company.

          During each of the fiscal years ending March 31, 1995, 1996, 1997, U-Haul estimates gross capital expenditures will average approximately $360 million as a result of the expansion of the rental truck fleet and storage segment. This level of capital expenditures, combined with an average of approximately $100 million in annual long-term debt maturities during this same period, are expected to create annual average funding needs of approximately $460 million. Management estimates that U-Haul will fund approximately 55% of these requirements with internally generated funds, including proceeds from the disposition of older trucks and other asset sales. The remainder of the required capital expenditures are expected to be financed through existing credit facilities, new debt placements, lease fundings, and equity offerings. During fiscal 1994, the Company arranged approximately $652 million in debt, lease and equity financing which has significantly increased liquidity available to the Company in the form of short-term investments, and unutilized committed and uncommitted facilities. In October 1993, the Company placed $152.5 million in preferred stock through a public offering.

OXFORD - LIFE INSURANCE

          Oxford's primary sources of cash are premiums, receipts from interest-sensitive products, and investment income. The primary uses of cash are operating costs and benefit payments to policyholders. Matching the investment portfolio to the cash flow demands of the types of insurance being written is an important consideration. Benefit and claim statistics are continually monitored to provide projections of future cash requirements.

          Cash provided by operations and financing activities amounted to $4.1 million, $6.2 million, and $185.6 million for the years ended December 31, 1993, 1992, and 1991, respectively. In 1991, cash flows from new reinsurance agreements were approximately $154.0 million. During 1993 and 1992 there were no cash flows from new reinsurance agreements. In addition to cash flow from operations and financing activities, a substantial amount of liquid funds are available through Oxford's short-term portfolio. At December 31, 1993 and 1992, short-term investments amounted to $8.4 million and $12.2 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

          Stockholder's equity of Oxford, excluding investment in RWIC, decreased to $86.9 million in 1993 from $90.8 million in 1992. During 1993, Oxford paid dividends of $10.0 million to Ponderosa.

          Applicable laws and regulations of the State of Arizona require the Company's insurance subsidiaries to maintain minimum capital determined in accordance with statutory accounting practices in the amount of $1.0 million. In addition, the amount of dividends that can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. Statutory surplus that can be distributed as dividends without prior regulatory approval is $17,619,000 at December 31, 1993. These restrictions are not expected to have a material adverse effect on the ability of the Company to meet its cash obligations.

RWIC - PROPERTY AND CASUALTY

          RWIC's short-term investment portfolio was $6.2 million at December 31, 1993. This level of liquid assets, combined with budgeted cash flow, is believed by management to be adequate to meet periodic needs. The structure of the long-term portfolio is designed to match future cash needs. Through capital and operating budgets, RWIC seeks to schedule cash needs in accordance with investment and underwriting proceeds. RWIC does not have plans for any near-term large capital outlays.

          RWIC maintains a diversified investment portfolio, primarily in bonds at varying maturity levels. Ninety-eight percent of the bond portfolio consists of investment grade securities. The maturity distribution is designed to provide sufficient liquidity to meet future cash needs. Current liquidity is adequate, with current invested assets equal to 99.7% of total liabilities.

          The liability for unpaid losses is based on the estimated ultimate cost of settling claims reported prior to the end of the accounting period, estimates received from ceding reinsurers, and estimates for unreported losses based on the historical experience of RWIC, supplemented by insurance industry historical experience. The liability for unpaid loss adjustment expenses is based on historical ratios of loss adjustment expenses paid to losses paid. Unpaid loss and loss expenses are not discounted.

          Stockholder's equity of RWIC increased approximately 10.4% to $165.1 million in 1993 from $149.6 million in 1992.
Stockholder's equity at December 31, 1992 includes the impact of adopting SFAS 109 Accounting for Income Taxes (as previously reported, RWIC's stockholder's equity as of that date was $134.7 million). As of March 31, 1994, stockholders' equity of RWIC was $170.2 million.

CREDIT AGREEMENTS

          The Company's operations are funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes, and revolving lines of credit with domestic and foreign banks. As of March 31, 1994, the Company had $723.8 million in total notes and loans payable outstanding and unutilized committed lines of credit of approximately $141.5 million.

          Certain of the Company's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, maintaining certain financial ratios, and placing certain additional liens on its properties and assets. At March 31, 1994, the Company was in compliance with these covenants. In addition, these credit agreements contain provisions that could result in a required prepayment upon a "change in control" of the Company.

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

OTHER

          Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," was issued by the Financial Accounting Standards Board in December 1990. The statement requires that the expected costs of health care and life insurance provided to retired employees by recognized as expense during the years employees render service. The Company adopted the provisions of this statement effective April 1, 1993. The accumulated postretirement benefit obligation recognized by the Company at April 1, 1993 was $5.0 million. Net of income taxes, the cumulative effect of adoption at April 1, 1993 was $3.1 million.

          Further, during the first quarter of fiscal 1994 the Company adopted the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires a change from the deferred to the liability method of computing deferred income taxes. The adoption of the provisions of this statement resulted in a $11.1 million net increase in deferred income taxes payable. The Company adopted this change retroactively to April 1, 1988. For additional information, see
Note 7 of Notes to Consolidated Financial Statements in Item 8.

          In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." The statement applies to employers who provide certain benefits to former or inactive employees after employment but before retirement. It requires that the cost of such benefits be recognized over the service period of employees as these benefits vest or accumulate. The provisions of this statement must be adopted for fiscal years beginning after December 15, 1993. The effect of this statement on the Company's financial position or results of operations will not be material.

          In December 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." Effective January 1, 1993, the Company adopted the standard. The primary impact on the Company's financial statements is the requirement to report assets and liabilities relating to reinsured contracts gross of the effects of reinsurance. Previously, such effects were reported on a net basis. As a result of adoption of the standard, unpaid losses and loss expenses as of March 31, 1994 have been increased by approximately $76 million to reflect the Company's policy liabilities without regard to reinsurance. A corresponding amount due from reinsurers on unpaid losses, including amounts related to claims incurred but not reported, has also been reflected. Additionally, unearned premiums have been increased by approximately $12 million for policy premiums ceded to reinsurers for which the coverage period has not yet expired. Prepaid insurance premiums of a corresponding amount have also been reflected in the consolidated balance sheet. The consolidated balance sheet as of March 31, 1993 has not been restated to reflect the adoption of the standard.

          Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", was issued by the Financial Accounting Standards Board in May 1993. This standard is effective for years beginning after December 15, 1994. The standard requires that an impaired loan's fair value be measured and compared to the recorded investment in the loan. If the fair value of the loan is less than the recorded investment in the loan, a valuation allowance is established. The Company has not completed an evaluation of the effect of this standard.

          Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", was issued by the Financial Accounting Standards Board in May 1993. This standard requires classification of debt securities into one of the following three categories based on management's intention with regard to such securities: held-to-maturity, available-for-sale and trading. Securities classified as held-to-maturity are recorded at cost adjusted for the amortization of premiums or accretion of discounts while those classified as available-for-sale are recorded at fair value with unrealized gains or losses reported on a net basis in a separate component of shareholders' equity. Securities classified as trading are recorded at fair value with unrealized gains or losses reported on a net basis in income. Effective December 31, 1993, RWIC adopted the standard. RWIC does not currently maintain a trading portfolio. Oxford and U-Haul have not completed an evaluation of this standard.

          Statement of Position 93-7, "Reporting on Advertising Costs", was issued by the Accounting Standards Executive Committee in December 1993. This statement of position provides guidance on financial reporting on advertising costs in annual financial statements. The statement of position requires reporting advertising costs as expenses when incurred or when the advertising takes place, reporting the costs of direct-response advertising, and amortizing the amount of direct-response advertising reported as assets. This statement of position is effective for financial statements for years beginning after June 15, 1994. The Company currently matches certain advertising costs with revenue generated in future periods, and at March 31, 1994, $8.2 million in advertising costs are deferred and included in prepaid expenses.

The Company has completed an evaluation of the effect of this statement of position but has not determined the timing of adoption.

IMPACT OF INFLATION

          Inflation has had no material financial effect on the Company's results of operations in the years discussed.

      ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Report of Independent Accountants and Consolidated
Financial Statements of the Company, including the notes to such statements, are set forth on pages 37 through 96, and are hereby incorporated herein.

    ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURES

          The Registrant has had no disagreements with its independent accountants in regard to accounting and financial disclosure and has not changed its independent accountants in the 24 months prior to date of filing.


PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

          Reference is hereby made to "Directors, Director
Nominees, and Executive Officers" in the Company's Proxy Statement relating to the annual meeting of stockholders to be held on July
21, 1994 (the "1994 Proxy Statement").


                 ITEM 11.  EXECUTIVE COMPENSATION

          Reference is hereby made to "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the 1994 Proxy Statement.

       ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT

          Reference is hereby made to "Security Ownership of Certain Beneficial Owners and Management" in the 1994 Proxy
Statement.

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Reference is hereby made to "Certain Relationships and Related Transactions" in the 1994 Proxy Statement.

                              PART IV

       ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                        REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:
                                                           Page No.
                                                           --------
   1.  All Financial Statements

       Report of Independent Accountants - AMERCO and
         Consolidated Subsidiaries                            37
       Consolidated Balance Sheets -
         March 31, 1994 and 1993                              38
       Consolidated Statements of Earnings -
         Years ended March 31, 1994, 1993 and 1992            40
       Consolidated Statements of Changes in Stockholders'
         Equity - Years ended March 31, 1994, 1993 and 1992 41 Consolidated Statements of Cash Flows - Years ended
         March 31, 1994, 1993 and 1992                        43
       Notes to Consolidated Financial Statements -
         March 31, 1994, 1993 and 1992                        45
       Summary of Earnings of Independent Trailer Fleets 83 Notes to Summary of Earnings of Independent
         Trailer Fleets                                       84

   2. Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 14

       Amounts Receivable from Related Parties and Under-
         writers, Promoters and Employees Other than Related
         Parties -- Schedule II                               86
       Condensed Financial Information of Registrant --
         Schedule III                                         87
       Property, Plant and Equipment - Years ended
         March 31, 1994, 1993 and 1992 -- Schedule V          92
       Accumulated Depreciation of Property, Plant
         and Equipment - Years ended March 31, 1994,
         1993 and 1992 -- Schedule VI                         94
       Supplemental Information (for Property-Casualty
         Insurance Underwriters) -- Schedule XIV              96

          All other schedules are omitted as the required information is not applicable or the information is presented in the financial statements or related notes.



   3.  Exhibits Filed

       Exhibit No.         Description
       -----------         -----------

          3.1     Restated By-Laws of AMERCO as of February 8, 1994
         12       Statement Re:  Computation of Ratios
         28       Information Furnished to State Insurance Regulators

(b) No report on Form 8-K has been filed during the last quarter of the period covered by this report.

                                 THIS PAGE LEFT
                               INTENTIONALLY BLANK

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of AMERCO


In our opinion, the consolidated financial statements and schedules listed in the index appearing under Item 14(a)(1) and (2) on page 36 present fairly, in all material respects, the financial position of AMERCO and its subsidiaries at March 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Notes 1 and 11 to the consolidated financial statements, the Company changed its method of accounting for ceded reinsurance, certain investments and postretirement benefits in fiscal 1994.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Summary of Earnings of Independent Trailer Fleets included on pages 83 through 85 of this Form 10-K is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relating to the basic financial statements taken as a whole.



/S/ PRICE WATERHOUSE

Phoenix, Arizona
June 24, 1994

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                           Consolidated Balance Sheets

                                    March 31,

             Assets                             1994        1993
                                           ----------------------
                                                 (in thousands)
Cash and cash equivalents                 $    18,442      21,291
Receivables                                   204,814      79,672
Inventories                                    49,012      51,437
Prepaid expenses                               24,503      26,985
Investments, fixed maturities                 719,605     647,505
Investments, other                             84,738     129,535
Deferred policy acquisition costs              47,846      49,748
Other assets                                   21,246      28,247
                                             --------   ---------
Property, plant and equipment, at cost:
   Land                                       186,210     180,171
   Buildings and improvements                 676,297     614,343
   Furniture and equipment                    163,495     158,366
   Rental trailers and other rental
     equipment                                212,187     203,024
   Rental trucks                              820,395     609,306
   General rental items                        57,421      61,699
                                            ---------   ---------
                                            2,116,005   1,826,909
   Less accumulated depreciation              941,769     837,306
                                            ---------   ---------
     Total property, plant and equipment    1,174,236     989,603
                                            ---------   ---------



















                                          $ 2,344,442   2,024,023
                                            =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

Liabilities and Stockholders' Equity            1994        1993
                                            ---------------------
                                                 (in thousands)
Liabilities:
   Accounts payable and accrued
     liabilities                          $   124,062     113,653
   Notes and loans                            723,764     697,121
   Policy benefits and losses, claims
     and loss expenses payable                439,266     336,838
   Liabilities from premium deposits          312,708     320,961
   Cash overdraft                              26,559      24,851
   Other policyholders' funds and
     liabilities                                9,592       9,200
   Deferred income                              5,913       6,328
   Deferred income taxes                       50,791      35,113
                                            ---------   ---------
Stockholders' equity:
   Serial preferred stock, with or
     without par value, 50,000,000
     shares authorized; 6,100,000 issued
     without par value and outstanding
     as of March 31, 1994 and none
     issued or outstanding as of March
     31, 1993                                     -           -
   Serial common stock, with or without
     par value, 150,000,000 shares
     authorized                                   -           -
   Series A common stock of $.25 par
     value.  Authorized 10,000,000
     shares, issued 5,754,334 shares
     in 1994, none in 1993                      1,438         -
   Common stock of $.25 par value.
     Authorized 150,000,000 shares,
     issued 34,245,666 shares in 1994
     and 40,000,000 shares in 1993              8,562      10,000
   Additional paid-in capital                 165,651      19,331
   Foreign currency translation
     adjustment                               (11,152)     (6,122)
   Retained earnings                          515,200     482,163
                                            ---------   ---------
                                              679,699     505,372
   Less:
      Cost of common shares in treasury
        (1,335,937 shares as of March
        31, 1994 and March 31, 1993)           10,461      10,461
      Loan to leveraged employee stock
        ownership plan                         17,451      14,953
                                            ---------   ---------
           Total stockholders' equity         651,787     479,958

Contingent liabilities and commitments      _________   _________

                                          $ 2,344,442   2,024,023
                                            =========   =========

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                       Consolidated Statements of Earnings

                              Years ended March 31,
                                       1994        1993        1992
                                  ----------------------------------
                                 (in thousands except per share data)
Revenues
   Rental and other revenue      $   816,666     755,932     689,139
   Net sales                         156,038     145,514     155,989
   Premiums                          123,344      98,825      87,126
   Net investment income              38,807      40,640      39,630
                                  ----------  ----------  ----------
        Total revenues             1,134,855   1,040,911     971,884

Costs and expenses
   Operating expense                 643,662     604,596     558,313
   Cost of sales                      92,179      93,104     102,916
   Benefits and losses               120,825     106,617      93,652
   Amortization of deferred
     acquisition costs                 9,343       9,352       5,439
   Depreciation                      133,485     110,105     109,641
   Interest expense                   68,859      67,958      76,189
                                  ----------  ----------  ----------
       Total costs and
       expenses                    1,068,353     991,732     946,150

Pretax earnings
  from operations                     66,502      49,179      25,734
Income tax (expense)                 (19,853)    (17,270)     (4,940)
                                  ----------  ----------  ----------
Earnings from operations before
  extraordinary loss on early
  extinguishment of debt and
  cumulative effect of change
  in accounting principle             46,649      31,909      20,794
Extraordinary loss on early
  extinguishment of debt, net         (3,370)        -           -
Cumulative effect of change in
  accounting principle, net           (3,095)        -           -
                                  ----------  ----------  ----------
       Net earnings              $    40,184      31,909      20,794
                                  ==========  ==========  ==========
Earnings per common share:
  Earnings from operations
    before extraordinary loss
    on early extinguishment of
    debt and cumulative effect
    of change in accounting
    principle                    $      1.06         .83         .53
  Extraordinary loss on early
    extinguishment of debt, net         (.09)        -           -
  Cumulative effect of change
    in accounting principle, net        (.08)        -           -
                                  ----------  ----------  ----------
       Net earnings              $       .89         .83         .53
                                  ==========  ==========  ==========
Weighted average common
  shares outstanding              38,664,063  38,664,063  38,880,069
                                  ==========  ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                              Years ended March 31,

                                           1994     1993     1992
                                         -------------------------
                                               (in thousands)
Series A common stock of $.25 par
  value:  Authorized 10,000,000
  shares, issued 5,754,334 in 1994,
  none in 1993 and 1992
    Beginning of year                  $     -        -        -
      Exchange for common stock            1,438      -        -
                                         -------   ------   ------
    End of year                            1,438      -        -
                                         -------   ------   ------
Common stock of $.25 par value:
  Authorized 150,000,000 shares
    in 1994 and 1993 and 65,000,000
    shares in 1992, 34,245,666 issued
    in 1994, 40,000,000 issued in
    1993 and 1992
      Beginning of year                   10,000   10,000   10,000
        Exchange for Series A common
          stock                           (1,438)     -        -
                                         --------  ------   ------
      End of year                          8,562   10,000   10,000
                                         --------  ------   ------
Additional paid-in capital:
  Beginning of year                       19,331   19,331   18,158
    Interest received on notes
      receivable - restricted
      stock purchase plan                    -        -      1,173
    Issuance of preferred stock          146,320      -        -
                                         -------   ------   ------
  End of year                            165,651   19,331   19,331
                                         -------   ------   ------
Foreign currency translation:
  Beginning of year                       (6,122)  (3,551)  (2,378)
    Change during year                    (5,030)  (2,571)  (1,173)
                                         -------   ------   ------

  End of year                            (11,152)  (6,122)  (3,551)
                                         -------   ------   ------

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

      Consolidated Statements of Changes in Stockholders' Equity, continued

                              Years ended March 31,

                                           1994     1993     1992
                                       ---------------------------
                                              (in thousands)
Retained earnings:
  Beginning of year                      482,163  452,202  431,408
    Net earnings                          40,184   31,909   20,794
    Dividends paid to stockholders:
    Preferred stock: ($.78 per share
      for 1994)                           (4,753)     -        -
    Common stock: ($.08, $.05 per
      share for 1994 and 1993,
      respectively)                       (3,147)  (1,994)     -
    Tax benefits related to ESOP
      dividends                               74       46      -
    Change in net unrealized gain
      on investments                         679      -        -
                                       ---------  -------  -------

  End of year                            515,200  482,163  452,202
                                       ---------  -------  -------

Treasury stock:
  Beginning of year                       10,461   10,461    4,500
    Net increase (648,017 shares
      for 1992)                              -        -      5,961
                                       ---------  -------  -------

  End of year                             10,461   10,461   10,461
                                       ---------  -------  -------
Notes receivable - restricted
  stock purchase plan:
    Beginning of year                        -        -      4,236
      Cancellation of notes                  -        -     (4,236)
                                       ---------  -------  -------
    End of year                              -        -         -
                                       ---------  -------  -------
Loan to leveraged employee stock
  ownership plan:
    Beginning of year                     14,953   15,633   13,272
      Increase in loan                     4,335    1,120    4,078
      Proceeds from loan                  (1,837)  (1,800)  (1,717)
                                       ---------  -------  --------
    End of year                           17,451   14,953   15,633
                                       ---------  -------  -------
Total stockholders' equity           $   651,787  479,958  451,888
                                       =========  =======  ========

The accompanying notes are an integral part of these consolidated financial statements.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                              Years ended March 31,

                                         1994      1993      1992
                                       ---------------------------
                                              (in thousands)
Cash flows from operating
  activities:
Net earnings                         $  40,184    31,909    20,794
  Depreciation and amortization        148,740   128,530   124,368
  Provision for losses on accounts
    receivable                           1,938     2,354     1,276
  Net gain on sale of real and
    personal property                   (2,114)   (2,428)   (3,740)
  Gain on sale of investments           (4,195)   (5,392)     (691)
  Cumulative effect of change
    in accounting principle              3,095       -         -
  Changes in policy liabilities
    and accruals                        13,330    22,637    10,971
  Additions to deferred policy
    acquisition costs                   (7,440)   (8,735)  (14,801)
  Net change in other operating
    assets and liabilities               8,781    (6,063)    6,674
                                       -------  --------  --------
Net cash provided by operating
  activities                           202,319   162,812   144,851

Cash flows from investing
  activities:
  Purchases of investments:
    Property, plant and equipment     (530,520) (130,841)  (68,754)
    Fixed maturities                  (280,345) (276,946) (364,448)
    Real estate                           (176)     (529)     (846)
    Mortgage loans                     (64,467)  (54,346)  (19,591)
  Proceeds from sales of
    investments:
    Property, plant and equipment      214,543    20,656    16,241
    Fixed maturities                   211,437   251,808   222,272
    Real estate                          1,552     1,882       195
    Mortgage loans                      81,619     5,984     3,516
    Changes in other investments         8,539    37,475   (54,096)
                                       -------  --------  --------
Net cash used by investing
  activities                          (357,818) (144,857) (265,511)






The accompanying notes are an integral part of these consolidated financial statements.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                Consolidated Statements of Cash Flows, continued

                              Years ended March 31,

                                         1994      1993      1992
                                      ----------------------------
                                              (in thousands)
Cash flows from financing
  activities:
  Net change in notes payable and
    commercial paper                    21,750     2,975  (160,562)
  Proceeds from notes                  186,000    55,000   185,000
  Loan to leveraged Employee Stock
    Ownership Plan                      (4,335)   (1,120)   (4,078)
  Proceeds from leveraged Employee
    Stock Ownership Plan                 1,837     1,800     1,717
  Principal payments on notes         (181,107)  (94,176)  (95,942)
  Issuance of preferred stock          146,320       -         -
  Extraordinary loss on early
    extinguishment of debt              (3,370)      -         -
  Net change in cash overdraft           1,708     5,307    (1,227)
  Treasury stock acquisitions              -         -        (552)
  Dividends paid                        (7,900)   (1,994)      -
  Investment contract deposits          31,932    51,047   200,534
  Investment contract withdrawals      (40,185)  (27,889)  (10,534)
                                      --------   -------  --------
Net cash (used) provided by
  financing activities                 152,650    (9,050)  114,356
                                      --------   -------  --------
Increase (Decrease) in cash             (2,849)    8,905    (6,304)
Cash and cash equivalents at
  beginning of year                     21,291    12,386    18,690
                                      --------   -------  --------
Cash and cash equivalents at
  end of year                        $  18,442    21,291    12,386
                                      ========   =======  ========
















The accompanying notes are an integral part of these consolidated financial statements.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements

                      March 31, 1994, 1993 and 1992


(1)   Summary of Significant Accounting Policies
   Principles of Consolidation: The consolidated financial statements include the accounts of the parent corporation, AMERCO, and its subsidiaries, all of which are wholly-owned. All material intercompany accounts and transactions of AMERCO and its subsidiaries (herein called the "Company" or the "consolidated group") have been eliminated.

   The operating results and financial position of AMERCO's consolidated insurance operations are determined as of December 31 of each year. There were no effects related to intervening events which would significantly affect consolidated financial position or results of operations for the financial statements presented herein. See Note 19 of Notes to Consolidated Financial Statements of AMERCO for additional information regarding the subsidiary.

   Description of Business: The consolidated group's principal line of business is the rental of various kinds of equipment, principally trucks, automobile-type trailers, auto transports and general rental items, including floor care items, tools for home and garden use, recreational equipment and accessories under the brand name U-Haul and the sale of related products and services. In addition, the consolidated group is engaged in the rental of self-storage facilities for the storage of household goods and other forms of personal property. Through Ponderosa Holdings, Inc., ("Ponderosa"), which serves as the holding company for Oxford Life
    Insurance Company ("Oxford") and Republic Western Insurance Company ("RWIC"), the Company operates in various life, annuity, group health and property/ casualty insurance products. A portion of the insurance subsidiaries' business is conducted with members of the consolidated group.

   Foreign Currency: The consolidated financial statements include the accounts of U-Haul Co. (Canada) Ltd., a subsidiary of AMERCO.

   Assets (including property, plant and equipment) and liabilities, denominated in currencies other than U.S. dollars, are translated to U.S. dollars at the exchange rate as of the balance sheet date. Income and expense amounts (including depreciation expense) are translated at the average exchange rate during the fiscal year.

   Cash and Cash Equivalents: The Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(1)   Summary of Significant Accounting Policies, continued

   Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable of Ponderosa include premiums and agents' balances due net of commissions payable and amounts due from ceding reinsurers. Accounts receivable of Ponderosa are reduced by amounts considered to be uncollectible. Accounts receivable of the Company's rental subsidiaries principally include trade accounts receivable and mortgage and other notes receivable. Allowance for doubtful accounts are provided based on historical collection loss experience and a review of the current status of existing receivables by the Company's rental subsidiaries.

   Inventories: Inventories are primarily valued at the lower of cost (last-in first-out) (LIFO) or market.

   Investments: Fixed maturities consist of bonds and redeemable preferred stock which are carried at cost, adjusted for amortization of premium or accretion of discount. Oxford's intent is to hold these investments until maturity. Mortgage loans on real estate are carried at unpaid balances, less allowance for possible losses and any unamortized premium or discount. Real estate is carried at cost less accumulated depreciation. Policy loans are carried at their unpaid balance. Short-term investments consist of other securities scheduled to mature within one year of their acquisition date. Amounts held by ceding reinsurers represent obligations due to Oxford. These obligations of the ceding company are supported by investments in fixed maturities. See Note 4 of Notes to Consolidated Financial Statements of AMERCO.

   Interest on bonds is recognized when earned. Dividends on preferred stocks are recognized on ex-dividend dates. Realized gains and losses on the sale of investments are recognized at the trade date and included in net income using the specific identification method.

   Deferred Policy Acquisition Costs: Commissions and other costs incurred in acquiring traditional life insurance, interest sensitive life and annuity policies, group health insurance and property-casualty insurance which vary with and are primarily related to the production of new business, have been deferred.

   Traditional life, annuity and group health acquisition costs are amortized over the premium paying period of the related policies in proportion to the ratio of annual premium income to expected total premium income. Such expected premium income is estimated using assumptions as to mortality and withdrawals consistent with those used in calculating the policy benefit reserves.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(1)   Summary of Significant Accounting Policies, continued

   Acquisition costs for interest sensitive life insurance and annuity policies are being amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges and investment, mortality and expense margins.

   Property-casualty acquisition costs are amortized over the related contract period which generally does not exceed one year.

   Property, Plant and Equipment: Property, plant and equipment are carried at cost and are depreciated on the straight-line and accelerated methods over the estimated useful lives of the assets. Maintenance and repairs are charged to operating expenses as incurred. Major overhaul costs of rental equipment, principally trucks, are amortized over an estimated period benefitted of one year. Renewals and betterments are capitalized. Gains and losses on dispositions of property, plant and equipment are included in other revenue as realized. Interest costs incurred as part of the initial acquisition of assets are capitalized. Interest expense of $595,000, $159,000 and $234,000 was capitalized in the years ended 1994, 1993 and 1992, respectively.

   Rental truck extended warranty costs are amortized over a period of 5 or 6 years. The amount amortized is based on an annual percentage provided by the truck manufacturer. Extended warranty costs of $2,830,000 are deferred as of March 31, 1993 and are included in prepaid expenses. Extended warranty costs deferred as of March 31, 1994 are immaterial.

   Certain recoverable environmental costs related to the removal of underground storage tanks or related contamination are capitalized and depreciated over the estimated useful lives of the properties. The capitalized costs improve the safety or efficiency of the property as compared to when the property was originally acquired or are incurred in preparing the property for sale.

   Financial Instruments: The Company enters into interest rate swap agreements to reduce its interest rate exposure. Amounts to be paid or received under the agreements are accrued as interest rates change and are recognized as incurred. Although the Company is exposed to credit loss for the interest rate differential in the event of nonperformance by the counterparties to the agreements, it does not anticipate nonperformance by the counterparties.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(1)   Summary of Significant Accounting Policies, continued

   At March 31, 1994, interest rate swap agreements with an aggregate notional amount of $193,000,000 were outstanding. At March 31, 1994, a value of $14,000,000 was determined from treasury rates combined with a swap spread which represents the estimated amount the Company would pay to terminate the agreements. The Company has one additional swap outstanding in the amount of $15,000,000 which is a component of a note agreement with a bank. The fair value of the swap component of the agreement cannot be separated from the entire note agreement to determine the estimated fair value. The amount of the note outstanding at March 31, 1994 is $15,000,000 with a fixed yen interest rate of 6.2% and a maturity date of November 30, 1994.

   The Company has mortgage loans which potentially expose the Company to credit risk. The portfolio of notes is principally comprised of mini-warehouse storage facilities and other residential and commercial properties. The Company has not experienced losses related to the notes from individual notes or groups of notes in any particular industry or geographic area.

   At March 31, 1994, mortgage notes with a book value of $90,876,000 were outstanding. The estimated fair value of the notes at March 31, 1994 was $92,778,000. The value was determined using discounted cash flows at a rate of 7.1% for residential and commercial notes and from bids related to the mini-warehouse storage notes. At March 31, 1993, mortgage notes with a book value of $104,888,000 were outstanding. The estimated fair value of the notes at March 31, 1993 was $107,367,000. Other financial instruments that are subject to fair value disclosure requirements are carried in the financial statements at amounts that approximate fair value.

   The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company places its temporary cash investments with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers and their dispersion across many different industries and geographic areas.

   Policy Benefits and Losses, Claims and Loss Expenses Payable: Liabilities for policy benefits payable on traditional life and annuity policies are established in amounts adequate to meet estimated future obligations on policies in force. These liabilities are computed using the net level premium method and include mortality and withdrawal assumptions which are based upon recognized actuarial tables and contain margins for adverse deviation. At December 31, 1993, interest assumptions used to compute policy benefits payable range from 2 1/2% to 11 1/4%.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(1)   Summary of Significant Accounting Policies, continued

   With respect to interest sensitive life and annuity policies, the liability for policy benefits and expenses payable consists of policy account balances that accrue to the benefit of the policyholders, excluding surrender charges.

   Liabilities for group health and other policy claims and benefits payable represent estimates of payments to be made on insurance claims for reported losses and estimates of losses incurred but not yet reported. These estimates are based on past claims experience and consider current claim trends as well as social and economic conditions.

   Liabilities for property-casualty losses represent the estimated ultimate unpaid cost of settling claims reported prior to the end of the accounting period, estimates received from ceding reinsurers and estimates for unreported losses based on historical experience supplemented by insurance industry historical experience. Unpaid loss adjustment expenses are based on historical ratios of loss adjustment expenses paid to losses paid.

   Rental and Other Revenue: AMERCO recognizes its share of rental revenue on the accrual basis pursuant to contractual arrangements between AMERCO, fleet owners, rental dealers and customers. See Note 8 of Notes to Consolidated Financial Statements of AMERCO for further discussion.

   Premium Revenue: Group health and property-casualty gross premiums are prorated over the term of the related contracts. Traditional life and annuity premiums are recognized as revenue when due from policyholders. Revenue for interest sensitive life insurance and annuity policies consist of surrender charges that have been assessed against policy account balances during the period. Benefits and expenses are associated with amortization of policy acquisition costs.

   Reinsurance: Reinsurance premiums, commissions, expense reimbursements, and reserves related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies have been reported as a reduction of premium income. Amounts applicable to reinsurance ceded for future policy benefits, unearned premium reserves, and claim liabilities have been reported as reductions of these items, and expense allowances received in connection with reinsurance ceded have been accounted for as a reduction of the related policy acquisition costs and are deferred and amortized accordingly.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(1)   Summary of Significant Accounting Policies, continued

   Income Taxes: Deferred income taxes are provided for all items included in the Consolidated Statements of Earnings which are reported in different accounting periods for tax purposes.

   Effective fiscal 1991, the Company elected to file a consolidated federal income tax return with its insurance subsidiaries. Previously, federal income tax returns were filed separately by the insurance company subsidiaries. See Note 7 of Notes to Consolidated Financial Statements of AMERCO.

   New Accounting Standards:

   Statement of Financial Accounting Standards No. 112 - Employers' Accounting for Postemployment Benefits.

   Issued in November 1992, this Statement applies to employers who provide certain benefits to former or inactive employees after employment but before retirement. It requires that the cost of such benefits be recognized over the service period of employees as these benefits vest or accumulate. The provisions of this statement must be adopted for fiscal years beginning after December 15, 1993. The impact of adoption of this statement will not be material.

   Statement of Financial Accounting Standards No. 113 - Accounting and
    Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.

   Effective January 1, 1993, the Company adopted SFAS 113. The primary impact on the Company's financial statements is the requirement to report assets and liabilities relating to reinsured contracts gross of the effects of reinsurance. Previously, such effects were reported on a net basis. As a result of the adoption of SFAS 113, unpaid losses and loss expenses as of March 31, 1994 have been increased by approximately $76 million to reflect the Company's policy liabilities without regard to reinsurance. A corresponding amount due from reinsurers on unpaid losses, including amounts related to claims incurred but not reported, has also been reflected. Additionally, unearned premiums have been increased by approximately $12 million for policy premiums ceded to reinsurers for which the coverage period has not yet expired. Prepaid reinsurance premiums of a corresponding amount have also been reflected in the accompanying consolidated balance sheet. The consolidated balance sheet as of March 31, 1993 has not been restated to reflect the adoption of SFAS 113 as of that date.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(1)   Summary of Significant Accounting Policies, continued

   Statement of Financial Accounting Standards No. 114, "Accounting by
     Creditors for Impairment of a Loan", was issued by the Financial Accounting Standards Board in May 1993. This standard is effective for years beginning after December 15, 1994. The standard requires that an impired loan's fair value be measured and compared to the recorded investment in the loan. If the fair value of the loan is less than the recorded investment in the loan, a valuation allowance is established. The Company has not completed an evaluation of the effect of the standard.

  Statement of Financial Accounting Standards No. 115 - Accounting for Certain
    Investments in Debt and Equity Securities.

   Effective December 31, 1993, RWIC adopted SFAS 115. This statement requires classification of debt securities into one of the following three categories based on management's intention with regard to such securities: held-to-maturity, available-for-sale and trading. Securities classified as held-to-maturity are recorded at cost adjusted for the amortization of premiums or accretion of discounts while those classified as available-for-sale are recorded at fair value with unrealized gains or losses reported on a net basis as a separate component of stockholders' equity. Securities classified as trading, if any, are recorded at fair value with unrealized gains or losses reported on a net basis in income. RWIC does not currently maintain a trading portfolio. U-Haul and Oxford will adopt this statement in fiscal 1995. An evaluation of this statement has not been completed by U-Haul or Oxford.

   Statement of Position 93-7, "Reporting on Advertising Costs", was issued by the Accounting Standards Executive Committee in December 1993. This statement of position provides guidance on financial reporting on advertising costs in annual financial statements. The statement of position requires reporting advertising costs as expenses when incurred or when the advertising takes place, reporting the costs of direct-response advertising, and amortizing the amount of direct-response advertising reported as assets. This statement of position is effective for financial statements for years beginning after June 15, 1994. The Company currently matches certain advertising costs with revenue generated in future periods, and at March 31, 1994, $8.2 million in advertising costs are deferred and included in prepaid expenses. The Company has completed an evaluation of the effect of this statement of position but has not determined the timing of adoption.

   Earnings per share: Earnings per common share are computed based on the weighted average number of shares outstanding and net income reduced for preferred dividends. See Note 6 of Notes to Consolidated Financial Statements of AMERCO for further discussion.

   Financial Statement Presentation: Certain reclassifications have been made to the financial statements for the years ended 1993 and 1992 to conform with the current year's presentation.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(2)   Receivables

   A summary of receivables follows:
                                                    Year ended
                                                 1994         1993
                                                -------------------
                                                   (in thousands)
      Trade accounts receivable              $  16,073        8,658
      Mortgage and note receivables,
        net of discount                         45,288       23,267
      Premiums and agents' balances
        in course of collection                 29,078       11,281
      Reinsurance recoverable                   81,760        8,945
      Accrued investment income                 13,565       15,263
      Independent dealer receivable              6,870       11,259
      Other receivables                         14,189        2,547
                                               -------       ------
                                               206,823       81,220
      Less allowance for doubtful accounts      (2,009)      (1,548)
                                               -------       ------
                                             $ 204,814       79,672
                                               =======       ======

(3)   Inventories

   A summary of inventory components follows:
                                                    Year ended
                                                 1994         1993
                                                -------------------
                                                   (in thousands)
      Trailers, truck and recreational
        vehicle parts and accessories        $  31,684       33,799
      Moving aids and promotional items          7,032        6,080
      Hitches and towing components             10,236       11,414
      Other                                         60          144
                                                ------       ------
                                             $  49,012       51,437
                                                ======       ======

   Certain general and administrative expenses are allocated to ending inventories. Such costs remaining in inventory at years-ended 1994, 1993 and 1992 are estimated at $7,679,000, $7,224,000 and $7,100,000, respectively. For the years-ended March 31, 1994, 1993 and 1992, aggregate general and administrative costs were $430,209,000, $467,390,000 and $426,021,000, respectively.

   LIFO inventories, which represent approximately 98% of total inventories at year-end 1994 (95% at year-end 1993), would have been $3,591,000 greater at year-end 1994 ($3,325,000 at year-end 1993) if the consolidated group had used the FIFO method.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(4)   Investments

   Major categories of net investment income consists of the following (in thousands):
                                              December 31,
                                      1993       1992       1991
                                     ----------------------------
      Fixed maturities            $  52,903     54,836     45,438
      Real estate                       142        235        111
      Policy loans                      609        566        418
      Mortgage loans                  4,669      5,751      4,423
      Short-term, amounts held by
        ceding reinsurers, net and
        other investments               874      2,481      3,336
                                     ------     ------     ------
      Investment revenue             59,197     63,869     53,726

      Investment expenses            20,390     23,229     14,096
                                     ------     ------     ------
      Net investment income       $  38,807     40,640     39,630
                                     ======     ======     ======

   A comparison of amortized cost to market for fixed maturities is as follows
    (in thousands):
                     Par Value               Gross       Gross    Estimated
December 31, 1993    or number  Amortized  unrealized  unrealized   market
- - -----------------    of shares     cost      gains       losses      value
OXFORD               ---------  ---------  ----------  ---------- --------
U.S. Treasury
  securities
  and government
  obligations       $  10,340  $   9,395        949         -      10,344
U.S. government
  agency mortgage
  backed
  securities        $  69,653     69,053      1,626         448    70,231
States,
  municipalities
  and political
  subdivisions      $   1,000      1,003         28         -       1,031
Foreign government
  securities        $   1,000      1,002        152         -       1,154
Corporate
  securities        $ 191,177    194,940     11,499         924   205,515
Mortgage-backed
  securities        $  41,001     40,252      1,182         282    41,152
Public utility
  securities        $  38,950     37,844      2,503         -      40,347
                                 -------     ------       -----   -------
       Total                   $ 353,489     17,939       1,654   369,774
                                 =======     ======       =====   =======

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(4)   Investments, continued

December 31, 1993   Par Value               Gross       Gross    Estimated
- - -----------------   or number  Amortized  unrealized  unrealized   market
RWIC                of shares     cost      gains       losses      value
Held-to-Maturity    ---------  ---------  ----------  ---------- ---------
                                        (in thousands)
U.S. Treasury
  securities and
  government
  obligations       $  38,213   $  39,425       3,025          55    42,395
States,
  municipalities
  and political
  subdivisions      $  43,625      43,154       4,345         334    47,165
Corporate
  securities        $ 195,350     202,401       8,444       1,577   209,268
Mortgage-backed
  securities        $  36,085      36,140         488         368    36,260
Redeemable
  preferred stock       2,300       2,300         400         -       2,700
                                  -------      ------       -----   -------
                                  323,420      16,702       2,334   337,788

RWIC
Available-for-Sale

U.S. Treasury
  securities and
  government
  obligations       $   6,000       6,125       1,175         -       7,300
States,
  municipalities
  and political
  subdivisions      $      40          40         -             2        38
Corporate
  securities        $  19,000      19,233          23         152    19,104
Mortgage-backed
  securities        $  16,098      16,254         -           -      16,254
                                  --------     ------       -----   -------
                                   41,652       1,198         154    42,696
                                  -------      ------       -----   -------
       Total                    $ 365,072      17,900       2,488   380,484
                                  =======      ======       =====   =======

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(4)   Investments, continued

<Caption.
                    Par Value               Gross       Gross    Estimated
December 31, 1992   or number  Amortized  unrealized  unrealized   market
- - -----------------   of shares     cost      gains       losses      value
Consolidated       ----------  ---------  ----------  ---------- ---------
                                        (in thousands)
U.S. Treasury
  securities and
  government
  obligations       $  80,657      81,211       4,193          28    85,376
U.S. government
  agency mortgage
  backed
  securities           40,070      38,292         622         285    38,629
States,
  municipalities
  and political
  subdivisions      $  72,320      70,978       6,782         150    77,610
Foreign government
  securities        $   1,000       1,002          97         -       1,099
Corporate
  securities        $ 322,152     325,610      11,969         606   336,973
Mortgage-backed
  securities        $  72,813      71,993       2,513          11    74,495
Public utility
  securities        $  55,041      53,186       2,178          40    55,324
Redeemable
  preferred stock          58       5,233         613         156     5,690
                                  -------      ------       -----   -------
       Total                    $ 647,505      28,967       1,276   675,196
                                  =======      ======       =====   =======

   The fair value of fixed maturities are based on publicly quoted market prices at the close of trading December 31, 1993 or December 31, 1992, as appropriate.

   The amortized cost and estimated market value of debt securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(4)   Investments, continued

December 31, 1993                           Amortized       Estimated
- - -----------------                             cost         fair value
OXFORD                                      ---------      ----------
                                                 (in thousands)

Due in one year or less                    $   15,362          15,641
Due after one year through five years         118,343         125,274
Due after five years through ten years        108,693         115,402
After ten years                                 1,786           2,074
                                              -------         -------
                                              244,184         258,391
Mortgage-backed securities                    109,305         111,383
                                              -------         -------
       Total                               $  353,489         369,774
                                              =======         =======
RWIC
Held-to-Maturity

Due in one year or less                    $   35,997          32,090
Due after one year through five years         148,894         155,908
Due after five years through ten years         90,443         100,726
After ten years                                 9,646          10,104
                                              -------         -------
                                              284,980         298,828
Mortgage-backed securities                     36,140          36,260
Redeemable preferred stock                      2,300           2,700
                                              -------         -------
                                              323,420         337,788

RWIC
Available-for-sale

Due after one year through five years           9,864           9,829
Due after five years through ten years          8,185           8,838
After ten years                                 7,349           7,775
                                              -------         -------
                                               25,398          26,442
Mortgage-backed securities                     16,254          16,254
                                              -------         -------
                                               41,652          42,696
                                              -------         -------
       Total                               $  365,072         380,484
                                              =======         =======

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(4)   Investments, continued

                                                           Estimated
                                            Amortized     fair market
   December 31, 1992                          cost           value
   -----------------                        ---------     -----------
                                                 (in thousands)
   Due in one year or less                 $   46,930         49,484
   Due after one year through five years      231,130        241,272
   Due after five years through ten years     219,678        226,201
   After ten years                             34,249         39,425
                                              -------        -------
                                              531,987        556,382
   Mortgage-backed securities                 110,285        113,124
   Redeemable preferred stock                   5,233          5,690
   Totals                                     -------        -------
                                           $  647,505        675,196
                                              =======        =======

   Proceeds from sales of investments in debt securities during 1993 and 1992 were $25,409,000 and $114,229,000, respectively. Gross gains of $1,665,000 and $4,872,000 and gross losses of $91,000 and $951,000 were realized on those sales during 1993 and 1992, respectively. Proceeds from maturities and early redemptions of investments in debt securities during 1993 and 1992 were $169,089,000 and $137,047,000. Gross gains of
     $2,326,000 and $1,463,000 and gross losses of $254,000 and $99,000 were realized on these securities during 1993 and 1992, respectively.

   At December 31, 1993, 1992 and 1991 fixed maturities include bonds with an amortized cost of $15,450,000, $15,461,000 and $15,456,000, respectively, on deposit with insurance regulatory authorities to meet statutory requirements.

   Mortgage loans are reported net of allowance for possible losses of $525,000 in both 1993 and 1992.

   Other investments consist of the following:
                                                    December 31,
                                                1993           1992
                                               ---------------------
                                                   (in thousands)
     Mortgage loans on real estate         $   47,869         84,361
     Real estate, net                           1,651          1,793
     Policy loans                              10,718          9,978
     Short-term and other investments          24,500         33,403
                                               ------        -------
              Totals                       $   84,738        129,535
                                               ======        =======

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(5)   Notes and Loans Payable

Notes and loans payable consist of the following:
                                                        Year ended
                                                     1994        1993
                                                    ------------------
                                                      (in thousands)
      Mortgages payable, secured
         5.0% to 10.25% interest rates,
            due through 2016                     $   1,246       2,448

      Medium-term notes payable, unsecured
         8.50% to 11.50% interest
            rates, due through 2000                198,870     289,670

      Notes payable to insurance companies,
         unsecured 5.89% to 10.27% interest
            rates, due through 2006                281,000     140,000

      Notes payable to banks, unsecured
         2.94% to 9.40% interest
            rates, due through 1999                 94,800     138,900

      Other notes payable, unsecured
         9.50% interest rate,
            due through 2005                            98         103

      Notes payable to banks under
         revolving lines of credit, unsecured
            3.81% to 4.06% interest rates,          97,750     106,000

      Other short-term promissory notes             50,000      20,000
                                                   -------     -------
                                                 $ 723,764     697,121
                                                   =======     =======

   Mortgages payable are secured by land and buildings at various locations, which carry a net book value of $13,900,000 at year-end 1994.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(5)   Notes and Loans Payable, continued

   Domestic/Eurodollar revolving credit loans are available from participating banks under an agreement which provides for a total credit line of $170,500,000 through the expiration date of the revolving term of September 25, 1995. The Company may elect to borrow under the credit agreement in the form of Eurodollar borrowings or domestic dollar borrowings. Depending on the form of borrowing elected, interest will be based on the prime rate, the certificate of deposit rate, the federal funds effective rate or the interbank offering rate and in addition, margin interest rates will be charged. Loans may also be at a fixed rate based upon the discretion of the borrower and lender. At March 31, 1994, the weighted average interest rate on borrowings outstanding was 3.97%. Facility fees, which are based upon the amount of credit line, aggregated $588,000 and $381,000 for 1994 and 1993, respectively. Prior to August 1992, the agreement required payment of commitment fees. Commitment fees, which are based upon any unused credit line, aggregated $230,000 for 1993. As of year-end 1994, loans outstanding under the revolving credit line totaled $45,000,000. Management intends to refinance the borrowings on a long-term basis by either replacing them with long-term obligations, renewing or extending them.

                                                  Year ended
                                          1994       1993       1992
                                        -----------------------------
                                                (in thousands)
   A summary of revolving credit
     activity follows:

     Weighted average interest rate
        during the year                   3.62%      4.36%      6.66%
        at year end                       3.93%      3.56%      5.55%
     Maximum amount outstanding
        during the year              $ 159,750    126,000    278,621
     Average amount outstanding
        during the year              $  67,354     96,667    156,153

   A summary of notes payable
     follows:

     Weighted average interest rate:
        during the year                   3.80%      4.09%      6.17%
        at year end                       4.04%      3.66%      5.20%
     Maximum amount outstanding
        during the year              $  50,000     25,000     33,756
     Average amount outstanding
        during the year              $  11,380     14,167     18,109

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(5)   Notes and Loans Payable, continued

   AMERCO has lines of credit with various banks totaling $106,289,000 at March
    31, 1994.

   The Company has executed interest rate swap agreements ("SWAPS") to potentially mitigate the impact of changes in interest rates on its floating rate debt. These agreements effectively change the Company's interest rate exposure on $208,000,000 of floating rate notes to a weighted average fixed rate of 8.61%. The SWAP's mature at the time the related notes mature.

   During fiscal 1994, SWAP's aggregating approximately $77.0 million were terminated. In addition, the Company exercised existing SWAP agreements aggregating approximately $50.0 million during fiscal 1994. Incremental interest expense associated with SWAP activity was $11,989,000 and $9,724,000 during 1994 and 1993, respectively.

   The notes payable and the loan agreements contain certain restrictive covenants including limits on the incurrence of other indebtedness, restrictions on related party transactions, and restrictions on the aggregate amount of dividends payable to Common stockholders and repurchases of capital stock. Under the most restrictive dividend covenant, AMERCO is prohibited from paying dividends if, at the time of payment, cumulative dividends are in excess of the sum of $15,000,000 plus 50% of consolidated net income as defined, for the entire period subsequent to March 31, 1993.

   During the first and third quarters of fiscal 1994, the Company purchased
    $25.2 million of its medium-term notes originally due in fiscal 1995 through 2000. The weighted average rate of the notes purchased is 9.34%. The purchase resulted in an extraordinary charge of $1,897,000 net of $1,021,000 of tax benefit.

   During the fourth quarter of fiscal 1994, the Company terminated swaps with a notional value of $77 million originally due in fiscal 1995. The terminations resulted in an extraordinary charge of $1,473,000 net of $793,000 of tax benefit.


   In April 1994, the Company terminated three $10 million floating-rate notes.
    The notes were due to mature in fiscal years 1995, 1996 and 1997.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(5)   Notes and Loans Payable, continued

   In May 1994, the Company terminated five revolving credit agreements providing committed lines of credit totaling $259 million; amounts outstanding under these agreements at March 31, total $118 million. The Company subsequently entered into two revolving credit loans. The agreements provide for lines of credit of $185 million and $365 million through the maturity dates of May 1995 and June 1997, respectively. The Company may elect to borrow under the credit agreements in the form of Eurodollar borrowings or domestic dollar borrowings. Depending on the form of borrowing elected, interest will be based on the prime rate, the certificate of deposit rate, the Federal funds effective rate or the interbank offering rate. Under the three-year agreement, loans may also be at a fixed rate based upon the discretion of the borrower and lender.

   In June 1994, the Company entered into a $10 million uncommitted revolving credit agreement. Interest on the loans is based upon the discretion of the lender.

   The aggregate annual maturities of long-term debt for the next five years, as adjusted for the transactions referred to in the immediately preceding paragraph, if the revolving credit lines are converted to term notes are $187,601,000 in 1995, $107,168,000 in 1996, $152,387,000 in 1997,
     $61,971,000 in 1998 and $62,765,000 in 1999.


(6)   Stockholders' Equity
   In October 1990, the stockholders approved an amendment to the Company's
    Articles of Incorporation to reduce the par value of the Common Stock from $100.00 per share to $0.25 per share and to effect a 400-for-1 stock split whereby each issued share of Common Stock, $100.00 par value, was converted into 400 shares of Common Stock, $0.25 par value per share. The number of shares of Common Stock authorized increased from 107,500 to 65,000,000 shares. The amendment also changed the par value of the Company's Preferred Stock from no par value to $.01 par value per share and increased the number of preferred shares authorized from 100,000 to 5,000,000 shares. All references in the accompanying financial statements to the number of common shares and per-share amounts reflect the above described change in outstanding shares.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(6)   Stockholders' Equity, continued

   In October 1992, the stockholders approved an amendment to the Company's
    Articles of Incorporation to increase the authorized capital stock of the Company to a total of 350,000,000 shares from 65,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock. The increased capital stock consists of 150,000,000 shares of Common Stock, 150,000,000 shares of Serial Common Stock and 50,000,000 shares of Preferred Stock. The Board of Directors (the Board) may authorize the Serial Common Stock to be issued in such series and on such terms as the Board shall determine. The amendment also clarifies the voting rights of the Preferred Stock and allows the issuance of Preferred Stock with or without par value.

   In October 1993, the Company issued 6,100,000 shares of 8.5% cumulative, no par, non-voting preferred stock. The preferred stock is not convertible into, or exchangeable for, shares of any other class or classes of stock of the Company. Dividends are payable quarterly in arrears and have priority as to dividends over the Company's common stock. The preferred stock is not redeemable prior to December 1, 2000. On or after December 1, 2000, the Company, at its option, may redeem all or part of the preferred stock, for cash at $25.00 per share plus accrued and unpaid dividends to the redemption date.


(7)   Income Taxes

   The components of the consolidated expense (benefit) for income taxes applicable to operations are as follows:
                                                 Year ended
                                         1994       1993       1992
                                        ----------------------------
                                               (in thousands)
    Current:
      Federal                        $   2,112      1,800        -
      State                                185        726        346

    Deferred:
      Federal                           16,365     13,902      4,629
      State                              1,191        842        (35)
                                        ------     ------      -----
                                     $  19,853     17,270      4,940
                                        ======     ======      =====

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(7)   Income Taxes, continued

Deferred tax liabilities (assets) are comprised as follows:
                                                 Year ended
                                         1994       1993       1992
                                        ----------------------------
                                               (in thousands)
    Accelerated depreciation of
      property, plant and equipment  $ 145,391    134,466    125,223
    Benefit of tax NOL and credit
      carryforwards                    (74,905)   (85,326)   (94,880)
    Rental equipment overhaul costs
      amortized                            751      1,126      2,089
    Deferred inventory adjustments      (1,177)      (356)      (736)
    Deferred acquisition costs          15,361     15,761     15,781
    Deferred gain from
      intercompany transactions           (894)    (2,780)    (1,376)
    Bad debt expense                    (1,635)    (1,429)    (1,650)
    Accrued expense on future
      dealer benefits                   (3,347)    (2,576)    (2,051)
    Accrued vacation and sick-pay       (1,182)    (1,132)    (1,203)
    Accelerated retirement deductions      -          860        860
    Customer deposit liability          (2,375)       -          -
    Deferred revenue from
      sale/leaseback                    (1,357)    (1,779)    (2,396)
    Accrued retirement expense          (1,755)       -          -
    Policy benefits and losses,
      claims and loss expenses
      payable                          (24,022)   (24,986)   (23,126)
    Other                                 (283)     1,041      1,611
                                       --------   -------    -------
        Total                        $  48,571     32,890     18,146
                                       =======    =======    =======

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(7)   Income Taxes, continued

   Actual tax expense reported on earnings from operations differs from the
    "expected" tax expense amount (computed by applying the United States federal corporate tax rate of 35% in 1994, and 34% in 1993 and 1992) as follows:
                                                Year ended
                                        1994       1993       1992
                                       ----------------------------
                                              (in thousands)
    Computed "expected" tax
      expense                        $ 23,276     16,938      8,749
    Increases (reductions) in taxes
      resulting from:
        Tax-exempt interest income     (1,525)    (2,278)    (2,927)
        Dividends received deduction     (101)      (289)      (421)
        Net reinsurance effect            120        116        117
        Canadian subsidiary income
          tax (expense) benefit
          unrealized                     (204)       230        909
        Net tax settlement                -          -           31
        True-up of prior year
          estimated current tax        (1,327)       -           -
        Federal tax benefit of
          state and local taxes          (482)      (534)      (106)
        Other                          (1,280)     1,519     (1,723)
                                       ------     ------     ------
          Actual federal tax
            expense                    18,477     15,702      4,629
        State and local income tax
          expense                       1,376      1,568        311
                                       ------     ------      -----
          Actual tax expense
            of operations            $ 19,853     17,270      4,940
                                       ======     ======     ======

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(7)   Income Taxes, continued

   The 1993 and 1992 financial statements have been restated to give retroactive effect to the adoption of SFAS 109.  The impact on previously issued financial statements, income (loss), is as follows (in thousands except per share data):
                                                      Year ended
                                                   1993        1992
                                                  ------------------
                                                    (in thousands)
    Earnings:
      Effect of change on income
        before extraordinary item
        as originally reported                 $  (2,309)      1,890
      Effect of change on net
        income as originally reported             (8,687)       (886)

    Earnings per common share:
      Effect of change on income
        before extraordinary item
        as originally reported                 $    (.06)        .05
      Effect of change on net
        income as originally reported               (.22)       (.02)

   Under the provisions of the Tax Reform Act of 1984 (the Act), the balance in Oxford's account designated "Policyholders' Surplus Account" is frozen at its December 31, 1983 balance of $19,251,000. Federal income taxes (Phase
    III) will be payable thereon at applicable current rates if amounts in this account are distributed to the stockholder or to the extent the account exceeds a prescribed maximum. Oxford did not incur a Phase III liability for the years ended December 31, 1993, 1992 and 1991.

   The Internal Revenue Service has examined AMERCO's income tax returns for the years ended 1987 through 1989. All issues have been agreed to and provisions have been made in the financial statements. An examination of years ended 1990 and 1991 is currently underway. The tax effect of the adjustments which have been proposed have been reflected in the current year's tax provision.

   At year-end 1994 AMERCO and RWIC have non-life net operating loss carryforwards available to offset taxable income in future years of $166,955,000 for tax purposes. These carryforwards expire in 2000 through 2007. AMERCO also has investment tax credit and other credit carryforwards of $7,319,000 for tax purposes which expire in 1999 through 2004. The use of certain carryforwards may be limited or prohibited if a reorganization or other change in corporate ownership were to occur.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(7)   Income Taxes, continued

   Provision for federal income taxes has not been made for the difference between the Company's book and tax bases of its investment in Ponderosa, since the Company believes such difference to be permanent in duration.


(8)   Transactions With Fleet Owners and Other Rental Equipment Owners
   Fleet Owners (independent rental equipment owners) own approximately 25% of all U-Haul rental trailers, .07% of all U-Haul rental trucks and certain other rental equipment. There are over 5,600 fleet owners, including certain officers, directors, employees and stockholders of the Company.
    All rental equipment is operated under contract with U-Haul, a wholly-owned subsidiary of AMERCO, whereby U-Haul administers the operations and marketing of such equipment and in return receives a percentage of rental fees paid by customers. AMERCO guarantees performance of these contracts. Based on the terms of various contracts, rental fees are distributed to the subsidiaries of AMERCO (for services as operators), to the fleet owners (including certain subsidiaries and related parties of AMERCO) and to Rental Dealers (including Company-operated U-Haul Centers).

   The Company owns over 99% of all general rental items and the remainder of the rental equipment is consigned to AMERCO and its consolidated subsidiaries. The equipment is operated under various contracts with subsidiaries of AMERCO, whereby the consolidated group administers the operations and marketing of the equipment. In return the investors receive a percentage of the rental fees paid by customers.

   Oxford reinsures short-term accidental death and medical insurance risks for customers who rent vehicles owned by the Company and fleet owners.
    Premiums earned were $1,428,000, $1,399,000 and $1,917,000 in 1994, 1993 and 1992, respectively.

   RWIC insures and reinsures general liability, auto liability, commercial multiple peril and worker's compensation coverage for member companies of the consolidated group. Premiums earned by RWIC on these policies amounted to $18,800,000, $18,300,000 and $21,900,000 in 1994, 1993 and 1992,
    respectively and were eliminated in consolidation.

   RWIC insures and reinsures certain risks of U-Haul customers and independent fleet owners. Premiums earned on these policies amounted to $32,800,000, $31,700,000 and $33,800,000 in 1994, 1993, and 1992, respectively.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(9)   Dealer Financial Security Plan
   In September 1984, the Company adopted an unfunded dealer financial security plan (the Security Plan) for its independent dealers and their key employees who elected to enroll in the plan. Subsequent to the initial enrollment in the Security Plan, the Company suspended the plan to additional enrollees. Under the Security Plan, deductions are made from dealer commissions in return for future benefits including death, disability and retirement benefits. These benefits are paid directly from the general assets of the Company. Life insurance is carried on each Security Plan participant in favor of the Company to indirectly fund future benefit payments. Total deductions withheld from commissions for 1994, 1993, and 1992 were $613,000, $714,000 and $729,000, respectively. Total insurance premium expense for the years ended 1994, 1993 and 1992 amounted to $1,304,000, $1,300,000 and $1,391,000, respectively. Benefits paid under the Security Plan for the years ended 1994, 1993 and 1992 were insignificant.


(10)  Employee Benefit Plans
   AMERCO and its subsidiaries participate in the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan (the Plan) which is designed to provide all eligible employees with savings for their retirement and to acquire a proprietary interest in the Company.

   The Plan has three separate features: a profit sharing feature (the Profit
    Sharing Plan) under which the Employer may make contributions on behalf of participants; a savings feature (the Savings Plan) which allows participants to defer income under Section 401k of the Internal Revenue Code of 1986; and an employee stock ownership feature (the ESOP) under which the Company may make contributions of AMERCO common stock or cash to acquire such stock on behalf of participants. Generally, employees of the Company are eligible to participate in the Plan upon completion of a one year service requirement.

   At its discretion, profits of such amounts as determined by the Board of Directors (which shall not exceed the amounts that are deductible under the Internal Revenue Code) may be contributed to the Profit Sharing Plan at the end of each Plan year to a designated trustee and administered and applied in accordance with the terms of the trust agreement. The Company did not contribute to the Profit Sharing Plan during the years ended 1994, 1993 and 1992.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(10)  Employee Benefit Plans, continued

   Under the Savings Plan, an employee may make pre-tax contributions of up to eighteen percent of base salary. Participants are immediately vested in all contributions plus actual earnings thereon.

   The ESOP is designed to enable eligible employees to acquire a proprietary interest in the Company. The Company may, in its sole and absolute discretion, elect to contribute to the trust fund amounts to be used by the ESOP trustee to purchase shares of the $.25 par value common stock of the Company and/or the Company may contribute stock directly to the trust fund.

   To fund the ESOP trust (ESOT), the Company borrowed $16,000,000 repayable over ten years in annual installments of $1,600,000 beginning December 1989. Proceeds of this borrowing were loaned to the ESOT on the same terms and are used by the ESOT to purchase shares of AMERCO common stock. Interest payments under this agreement were $253,000 in 1994, $402,000 in 1993 and $566,000 in 1992. With each loan payment, a portion of the stock is allocated to the participating employees' accounts. Contributions to the ESOT charged to expense were $2,269,000, $2,255,000 and $1,023,000 for the years ended 1994, 1993 and 1992, respectively.

   To fund additional purchases of the Company stock, the ESOT borrowed
    $1,172,000 from the Company repayable over ten years under a stock pledge agreement. The interest rate is based upon the average interest rate paid by the Company. Interest payments amounted to $90,000, $105,000 and $101,000 for 1994, 1993 and 1992, respectively. As of March 31, 1994,
    $820,000 is outstanding under this agreement.

   During fiscal year 1991, the Company executed an additional stock pledge agreement with the ESOT to make loans available in an aggregate principal amount equal to $10,000,000 over a five year commitment period. Borrowings under the agreement are repaid based upon a twenty year amortization period. Interest is based upon the average rate paid by AMERCO under all promissory notes, commercial paper and other evidences of indebtedness issued by AMERCO and outstanding as of the date the rate is to be calculated. Under this agreement, $9,331,000 is outstanding at March 31, 1994. Interest payments under this agreement were $474,000 and $366,000 for 1994 and 1993, respectively. Subsequent to March 31, 1994 borrowings total $418,000.

   The Plan held 1,111,557 shares in trust valued at the appraised value of $17.00 per share as of March 31, 1994.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(10)  Employee Benefit Plans, continued

   In April, 1994 the ESOT modified the 1991 agreement to increase the commitment from $10,000,000 to $20,000,000 and extend the commitment period an additional five years.

   During fiscal 1989, the Company adopted a Key Employee Stock Purchase Plan
    (the KESPP) authorizing it to sell to employees and non-employee directors of the Company up to 3,240,000 shares of common stock of the Company at a per share price of $6.79, the fair market value of such shares on the date such plan was adopted. Pursuant to authorization by the Board of Directors, five key employees purchased 3,239,600 shares under the KESPP for cash and promissory notes at the rate of nine percent per annum. In July 1989, the Plan purchased 1,904,000 shares of the Company's $.25 par value common stock from four key employees at a per share price of $8.63, the fair market value of such shares on the date of sale. Principal and interest payments on the promissory notes were received by the Company from the key employees.

   Oxford insures various group life and group disability insurance plans covering employees of the consolidated group. As of January 1, 1991, the Company elected to self-fund its group-health and dental plans. Premiums earned were $1,325,000, $1,037,000 and $308,000 for the years ended 1994,
    1993 and 1992, respectively and were eliminated in consolidation.


(11)  Postretirement Benefits

   The Company provides medical and life insurance benefits to retired employees and eligible dependents over age 65 if the employee meets specified age and service requirements.

   The Company adopted the provisions of Statement of Financial Accounting
     Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" effective April 1, 1993. The standard requires that employers use the accrual method of accounting for postretirement benefits. Prior to 1994, the Company recognized these costs, which were not material, as claims were incurred. The Company elected to immediately recognize the cumulative effect of the change in accounting for postretirement benefits of $5.0 million ($3.1 million net of income tax benefit) which represents the accumulated postretirement benefit obligation (APBO) existing at April 1, 1993. In addition, the impact of the change in 1994 ongoing operations is an increase in expense of about $1.1 million ($672 thousand after income taxes). The Company continues to fund medical and life insurance benefit costs as claims are incurred.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(11)  Postretirement Benefits, continued

   The components of net periodic postretirement benefit cost are as follows
     (in thousands):
                                                       1994
                                                      -----
     Service cost for benefits earned
       during the period                            $   489
     Interest cost on APBO                              598
                                                      -----
     Net periodic postretirement benefit cost       $ 1,087
                                                      =====

   The amounts recognized in the Company's balance sheet at March 31, 1994 were as follows (in thousands):
   Accumulated postretirement benefit obligation:
     Retirees                                       $ 1,848
     Eligible active employees                          413
     Other active employees                           3,832
                                                      -----
     Accrued postretirement benefit cost            $ 6,093
                                                      =====

   The discount rate used in determining the APBO was 7.75%. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.3% in 1994, declining annually to an ultimate rate of 3.5% in 2010. The assumed health care cost trend rate reflects a $20,000 maximum lifetime benefit included in the Company's plan.

   If the health care cost trend rate assumptions were increased by 1.0%, the APBO, as of March 31, 1994, would be increased by approximately $950 thousand. The effect of this change on the sum of the service cost and interest cost components of net periodic postretirement benefit cost for 1994 would be an increase of approximately $148 thousand.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(12)  Supplemental Income Statement Information

   Supplemental income statement information from operations is as follows:
                                                       Year ended
                                              1994        1993        1992
                                             ------------------------------
                                                     (in thousands)
      Maintenance and repairs            $  205,511     170,688     141,267
                                            =======     =======     =======
      Depreciation and amortization      $  148,740     128,530     124,368
                                            =======     =======     =======
      Taxes, other than income taxes:

        Payroll                          $   18,950      16,302      15,400
        Premiums                              2,182       2,429       2,670
        Property and other                   27,874      25,364      26,398
                                             ------      ------      ------
                                         $   49,006      44,095      44,468
                                             ======     =======     =======
      Lease expense                      $   84,359     119,106     123,368
                                             ======     =======     =======
      Advertising costs                  $   26,291      23,180      23,078
                                             ======     =======     =======

(13)  Reinsurance
   The Company assumes and cedes reinsurance on both a coinsurance and risk premium basis. The Company obtains reinsurance for that portion of risks exceeding retention limits.

   The Company also reinsures a wide range of property-casualty risks with third parties and insures general and auto liability, multiple peril and worker's compensation coverage for the consolidated group, independent fleet owners and customers as a direct writer and as a reinsurer through third party companies.

   To the extent that a reinsurer is unable to meet its obligation under the related reinsurance agreements, the Company would remain liable for the unpaid losses and loss expenses. Pursuant to certain of these agreements, the Company holds letters of credit in the amount of $17,000,000 from reinsurers. The Company has issued letters of credit totaling approximately $2,200,000 in favor of certain ceding companies.

   Losses and loss expense recoveries from reinsurers of $24,300,000 and $25,400,000 were recognized in 1993 and 1992, respectively.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(13)  Reinsurance, continued

   RWIC is a reinsurer of municipal bond insurance through an agreement with MBIA Inc. Premium generated through this agreement is recognized pro rata over the contract coverage period. The related unearned premium as of December 31, 1993 and 1992 was $4,400,000 and $4,700,000, respectively.
    RWIC's share of case loss reserves related to this coverage is approximately $41,000 at December 31, 1993. RWIC's aggregate exposure for Class 1 municipal bond insurance was $686,000,000 as of December 31, 1993.

   A summary of reinsurance transactions by business segment follows:
                                                                 Percentage
                                  Ceded       Assumed             of amount
                       Direct   to other    from other     Net   assumed to
                       amount   companies   companies    amount     net
                       ------   ---------   ----------   ------  ----------
                                          (in thousands)
Year end 1994
- - -------------
   Life insurance
     in force       $  19,860       524     2,979,714  2,999,050     99%
                       ======       ===     =========  =========
   Premiums earned:
     Life           $      53        16         8,876      8,913     99%
     Accident and
       health           1,120       209         1,455      2,366     61
     Annuity              -         -           5,419      5,419    100
     Property
       casualty        81,676    45,122        70,092    106,646     66
                       ------    ------        ------    -------
          Total     $  82,849    45,347        85,842    123,344
                       ======    ======        ======    =======
Year end 1993
- - -------------
   Life insurance
     in force       $  20,983       547     3,375,548  3,395,984     99%
                       ======       ===     =========  =========
   Premiums earned:
     Life           $      81       -           9,910      9,991     99%
     Accident and
       health             996       103         2,111      3,004     70
     Annuity              202       -           2,907      3,109     94
     Property
       casualty        73,523    39,016        48,214     82,721     58
                       ------    ------        ------     ------
          Total     $  74,802    39,119        63,142     98,825
                       ======    ======        ======     ======

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(13)  Reinsurance, continued

                                                                 Percentage
                                  Ceded       Assumed             of amount
                       Direct   to other    from other     Net   assumed to
                       amount   companies   companies    amount     net
                       ------   ---------   ----------   ------  -----------
                                          (in thousands)
Year end 1992
   Life insurance
     in force       $  21,044       571     3,988,265  4,008,738     99%
                       ======       ===     =========  =========
   Premiums earned:
     Life           $     153        14        11,680     11,819     99%
     Accident and
       health           1,051        16         4,574      5,609     82
     Annuity               72        54         2,784      2,802     99
     Property
       casualty        71,786    33,205        28,315     66,896     42
                       ------    ------        ------     ------
          Total     $  73,062    33,289        47,353     87,126
                       ======    ======        ======     ======

(14)  Contingent Liabilities and Commitments
   The Company and certain members of the Company's Board of Directors are defendants in an action where the plaintiffs, certain stockholders of the Company have alleged, among other things, that certain of the individual plaintiffs were wrongfully excluded from sitting on the Company's Board of Directors in 1988 through the sale of Company common stock to certain key employees. The plaintiffs seek equitable relief, compensatory damages, and punitive damages. All claims for equitable relief that would have allowed the plaintiffs to sit on the Board of Directors have been dismissed, subject only to the right of the plaintiffs to appeal such dismissal. The Company and director-defendants filed a motion for summary judgement that would be dispositive of all remaining claims. A ruling on this motion is expected at any time. If the motion is not granted a trial is scheduled to begin on August 17, 1994. The remaining claims for damages are not expected to result in a material loss to the Company.

   The Company is a defendant in a number of suits and claims incident to the type of business conducted and several administrative proceedings arising from state and local provisions that regulate the removal and/or clean up of underground fuel storage tanks. Management's opinion is that none of the suits or claims involving AMERCO and/or its subsidiaries is expected to result in any material loss.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(14)  Contingent Liabilities and Commitments, continued

   The Company occupies certain facilities and uses certain equipment under operating lease commitments with terms expiring through 2079. Lease expense was $84,359,000, $119,106,000 and $123,368,000 for the years ended 1994,
    1993 and 1992, respectively.  During the year ended March 31, 1994, U-Haul
    Leasing & Sales Co., a wholly-owned subsidiary of U-Haul, entered into twenty-seven transactions, and entered into four additional subsequent transactions whereby the Company sold rental trucks and subsequently leased them back.  AMERCO has guaranteed $39,205,000 of residual values at March
    31, 1994 and $3,109,000 of residual values subsequent to March 31, 1994 on these assets at the end of lease term.  Certain leases contain renewal and fair market value purchase options and mileage and other restrictions similar to those disclosed in Note 5 for notes payable and loan agreements.
    Following are the lease commitments for leases having terms of more than one year (in thousands):
                             Year end 1994
                    -----------------------------
                                                      Additions
                      Property, plant      Rental     Subsequent
      Year ended    and other equipment    Trucks    to year-end    Total
      ----------    -------------------    ------    -----------    -----
      1995              $  2,781           51,014       6,506      60,301
      1996                 1,094           36,099       8,143      45,336
      1997                   775           29,217       8,143      38,135
      1998                   598           29,217       8,143      37,958
      1999                   432           29,217       8,143      37,792
      Thereafter           4,873           42,442      17,920      65,235
                          ------          -------      ------     -------
                        $ 10,553          217,206      56,998     284,757
                          ======          =======      ======     =======

   The Company has reduced future lease commitments during the year ended March
     31, 1994 in the amount of $37,238,000 through the early termination of certain leases. Residual value guarantees were also reduced by $34,036,000 in connection with the terminations.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(15)  Preferred Stock Purchase Rights
   In July 1988, the Company's Board of Directors adopted a stockholder-rights plan, and such rights were distributed as a dividend at the rate of one right for each outstanding share of the Company's common stock to the holders of record of common shares on July 29, 1988. As a result of the 400-for-1 common stock split that occurred on October 1, 1990, each outstanding share of common stock currently has one four-hundredth of a right associated with it. When exercisable, each right will entitle its holder to purchase from the Company one one-hundredth of a share of the new Series C Preferred Stock of the Company at a price of $15,000. AMERCO has reserved 5,000 shares of authorized but unissued preferred stock for the Series C Preferred Stock authorized in this stockholder-rights plan. The rights will become exercisable if a person or group of affiliated or associated persons acquire or obtain the right to acquire beneficial ownership of 50% or more of the common stock without approval of a majority of the Board of Directors of the Company. The majority approval must be made by members of the Board who were members as of July 25, 1988 (Disinterested Directors) or subsequent members elected to the Board if such persons are recommended or approved by a majority of the Disinterested Directors. The rights will expire on July 29, 1998 unless earlier redeemed by the Company pursuant to authorization by a majority of the Disinterested Directors.

   In the event the Company is acquired in a merger or other business combination transaction after the rights become exercisable, provision shall be made so that each holder of a right shall have the right to receive, upon exercise thereof and payment of the exercise price, that number of common shares of such corporation which at the time of such transaction would have a market or book value of two times the exercise price of the right. If the Company is the surviving company, each holder would have the right to receive, upon payment of the exercise price, common shares with a market or book value of two times the exercise price.


(16) Stock Option Plan
   In October 1992, the stockholders approved a ten year incentive plan entitled the AMERCO Stock Option and Incentive Plan (the Plan) for officers and key employees of the Company.

   Under the Plan, Incentive Stock Options (ISOs), Non-qualified Stock Options,
    Stock Appreciation Rights (SAR), Restricted Stock Dividend Equivalents and Performance Shares may be awarded. The aggregate numbers of shares of stock subject to award under the Plan may not exceed 3,000,000. The stock subject to the Plan is AMERCO Common Stock unless prior to the date the first award is made under the Plan, a Committee of at least two Board members determines, in its discretion, to utilize another class of the Company's stock. No options or awards have been granted under the Plan.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(16) Stock Option Plan, continued

   The Plan provides for the granting of ISOs as defined under the Internal
    Revenue Code and Non-qualified Stock Options under such terms and conditions as the Committee determines in its discretion. The ISOs may be granted at prices not less than one-hundred percent of the fair market value at the date of grant with a term not exceeding ten years.

   The Plan provides for the granting of SARs subject to certain conditions and limitations to holders of options under the Plan. SARs permit the optionee to surrender an exercisable option for an amount equal to the excess of the market price of the common stock over the option price when the right is exercised.

   Under the Restricted Stock feature of the Plan, a specified number of common shares may be granted subject to certain restrictions. Restriction violations during a specified period result in forfeiture of the stock.
    The Committee may, in its discretion, impose any restrictions on a Restricted Stock award.

   The Plan authorizes the Committee to grant Dividend Equivalents in connection with options. Dividend Equivalents are rights to receive additional shares of Company stock at the time of exercise of the option to which such Dividend Equivalents apply.

   Under the Plan, Performance Share units may be granted. Each unit is deemed to be the equivalent of one share of Company stock and such units are credited to a Performance Share account. The value of the units at the time of award or payment is the fair market value of an equivalent number of shares of stock. At the end of the award period, payment may be made subject to certain predetermined criteria and restrictions.


(17)  Related Party Transactions
   AMERCO and Consolidated Subsidiaries have related party transactions with certain major stockholders, directors and officers of the consolidated group as disclosed in Notes 10 and 19 of Notes to Consolidated Financial Statements of AMERCO.

   Additionally, during the years ended 1994, 1993 and 1992, a subsidiary of AMERCO purchased $2,607,000, $2,608,000 and $2,681,000, respectively, of printing from a company wherein an officer is a major stockholder, director and officer of AMERCO.

   Management believes that these transactions were consummated on terms equivalent to those that prevail in arm's-length transactions.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(18)  Supplemental Cash Flows Information

   During the year ended March 31, 1992, the Company received 648,000 shares of common stock in exchange for cash and the cancellation of a restricted stock purchase plan note receivable and accrued interest and returned the shares to the treasury.  In conjunction with the transaction, non-cash financing activities were recorded as follows (in thousands):
              Restricted stock purchase plan notes
                receivable cancelled                   $   4,236
              Additional paid-in capital recognized        1,173
              Common stock exchanged at fair
                market value                              (5,961)
                                                           -----
              Cash paid on exchange                    $    (552)
                                                           =====

   The (increase) decrease in receivables, inventories and accounts payable and accrued liabilities net of other operating and investing activities follows:
                                                  Year ended
                                     1994            1993            1992
                                    --------------------------------------
                                                (in thousands)
         Receivables             $ (19,945)         (4,508)        (10,156)
                                   ========         =======        ========
         Inventories             $   2,425          (4,664)         15,211
                                   ========         =======        =========
         Accounts payable and
           accrued liabilities   $  11,538          (1,899)          2,659
                                   ========         =======        =========

   Cash paid for income taxes amounted to $3,275,000, $303,000 and $1,970,000 for 1994, 1993 and 1992, respectively.

   Interest paid in cash amounted to $71,448,000, $81,115,000 and $78,488,000 for 1994, 1993 and 1992, respectively.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(19) Summarized Consolidated Financial Information of Ponderosa Holdings, Inc. and its Subsidiaries

   A summary consolidated balance sheet for Ponderosa Holdings, Inc. and its subsidiaries is presented below:
                                                            December 31,
                                                         1993        1992
                                                        ------------------
                                                          (in thousands)
      Investments - fixed maturities               $   719,605     647,505
      Other investments                                 84,738     129,535
      Receivables                                      138,049      37,264
      Deferred policy acquisition costs                 47,846      49,748
      Due from affiliate                                 4,927      12,899
      Deferred federal income taxes                      8,350       9,305
      Other assets                                       8,744      18,743
                                                     ---------     -------
           Total assets                            $ 1,012,259     904,999
                                                     =========     =======

      Policy liabilities and accruals              $   380,424     298,162
      Unearned premiums                                 58,842      39,094
      Premium deposits                                 312,708     320,961
      Other policyholders' funds and liabilities        13,399      11,570
                                                     ---------     -------
           Total liabilities                           765,373     669,787

      Stockholder's equity                             246,886     235,212
                                                     ---------     -------
                Total liabilities and
                  stockholder's equity             $ 1,012,259     904,999
                                                     =========     =======

   A summarized consolidated income statement for Ponderosa Holdings, Inc. and subsidiaries is presented below:
                                               Year ended December 31,
                                         1993          1992          1991
                                        ----------------------------------
                                                  (in thousands)
    Premiums                         $ 142,347       118,206       109,372
    Net investment income               40,019        40,817        39,752
    Other income (loss)                  7,447        10,495         1,381
                                       -------       -------       -------
         Total revenue                 189,813       169,518       150,505
    Benefits and losses                120,825       106,617        93,652
    Amortization of deferred policy
      acquisition costs                  9,343         9,352         5,439
    Other expenses                      29,834        24,993        19,119
                                       -------       -------       -------
         Income from operations         29,811        28,556        32,295
    Federal income tax expense          (8,723)       (7,387)      (12,442)
                                       -------       -------       -------
    Earnings from operations before
      change in accounting principle    21,088        21,169        19,853
    Cumulative effect of a change
      in accounting principle              (93)          -             -
                                       -------       -------       -------
    Net income                       $  20,995        21,169        19,853
                                       =======       =======       =======

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(19) Summarized Consolidated Financial Information of Ponderosa Holdings, Inc. and its Subsidiaries, continued

   Applicable laws and regulations of the State of Arizona require maintenance of minimum capital determined in accordance with statutory accounting practices in the amount of $1,000,000. In addition, the amount of dividends which can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. Statutory surplus which can be distributed as dividends is $17,619,000 at December 31, 1993.

   The consolidated audited statutory net income for the years ended December
    31, 1993, 1992 and 1991 was $20,644,000, $19,708,000 and $20,984,000,
    respectively; audited statutory capital and surplus was $176,194,000 and $170,762,000 at December 31, 1993 and 1992, respectively.


(20)  Industry Segment and Geographic Area Data
   Industry Segment Data - AMERCO's three industry segments are Rental operations, Life insurance and Property/Casualty insurance. Rental operations is composed of the operations of U-Haul International, Inc., which is engaged in the rental of various kinds of equipment and sales of related products and services. Life insurance is composed of the operations of Oxford Life Insurance Company which operates in various life, accident and health and annuity lines. Property/Casualty insurance is composed of the operations of Republic Western Insurance Company which operates in various property and casualty lines.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(20)  Industry Segment and Geographic Area Data, continued

   Information concerning operations by industry segment follows:
                                      Property/  Adjustments
                 Rental      Life     Casualty       and
               Operations  Insurance  Insurance  Eliminations  Consolidated
               ----------  ---------  ---------  ------------  ------------
                                      (in thousands)
1994
- - ----
Revenues:
 Outside       $  965,839     31,357    137,659          -       1,134,855
 Intersegment        (357)     2,834     18,862      (21,339)          -
                  -------     ------    -------      --------    ---------
 Total revenue $  965,482     34,191    156,521      (21,339)    1,134,855
                  =======     ======    =======      ========    =========
Pretax
 operating
 profit        $  106,248      9,106     20,705         (698)      135,361
                  =======      =====     ======         =====
  Interest
  expense                                                           68,859
                                                                   -------
   Pretax
   earnings
   from
   operations                                                       66,502
                                                                   =======
Identifiable
 assets        $1,593,044    461,464    550,795     (260,861)    2,344,442
                =========    =======    =======      =======     =========
Depreciation/
 amortization  $  137,220      4,277      7,243          -         148,740
                  =======      =====      =====      =======     =========
Capital
 expenditures  $  530,520        -          -            -         530,520
                 ========      =====      =====      =======     =========

1993
- - ----
Revenues:
 Outside       $  891,599     33,619    115,693          -       1,040,911
 Intersegment         -        2,630     18,402      (21,032)          -
                  -------     ------    -------       ------     ---------
 Total revenue $  891,599     36,249    134,095      (21,032)    1,040,911
                  =======     ======    =======       ======     =========
Pretax
 operating
 profit        $   88,581     12,325     16,231          -         117,137
                  =======     ======     ======       ======
  Interest
  expense                                                           67,958
                                                                   -------
   Pretax
   earnings
   from
   operations                                                       49,179
                                                                   =======
Identifiable
 assets        $1,377,386    472,669    422,079     (248,111)    2,024,023
                =========    =======    =======      =======     =========
Depreciation/
 amortization  $  118,438      5,353      4,739          -         128,530
                =========    =======    =======      =======     =========
Capital
 expenditures  $  130,841        -          -            -         130,841
                =========    =======    =======      =======     =========

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(20)  Industry Segment and Geographic Area Data, continued

                                      Property/  Adjustments
                 Rental      Life     Casualty       and
               Operations  Insurance  Insurance  Eliminations  Consolidated
               ----------  ---------  ---------  ------------  ------------
                                      (in thousands)
1992
- - ----
Revenues:
 Outside       $  844,492     31,391     96,001          -         971,884
 Intersegment         -        1,158     21,991      (23,149)          -
                  -------     ------    -------       ------       -------
 Total revenue $  844,492     32,549    117,992      (23,149)      971,884
                  =======     ======    =======       ======       =======
Pretax
 operating
 profit        $   69,628     11,056     21,239          -         101,923
                  =======     ======    =======       ======
  Interest
  expense                                                           76,189
                                                                   -------
   Pretax
   earnings
   from
   operations                                                       25,734
                                                                   =======
Identifiable
 assets        $1,354,758    457,324    402,190     (234,948)    1,979,324
                =========    =======    =======      =======     =========
Depreciation/
 amortization  $  118,637      2,712      3,019          -         124,368
                =========    =======    =======      =======     =========
Capital
 expenditures  $   68,754        -          -            -          68,754
                =========    =======    =======      =======     =========

 Geographic Area Data -             United States    Canada    Consolidated
                                   -----------------------------------------
                                                (in thousands)
 1994
 ----
   Revenues                          $ 1,106,761      28,094     1,134,855
   Pretax earnings (loss)
     from operations                 $    65,919         583        66,502
   Identifiable assets               $ 2,298,948      45,494     2,344,442

 1993
 ----
   Revenues                          $ 1,013,884      27,027     1,040,911
   Pretax earnings (loss)
     from operations                 $    49,855        (676)       49,179
   Identifiable assets               $ 1,983,419      40,604     2,024,023

 1992
 ----
   Revenues                          $   947,181      24,703       971,884
   Pretax earnings (loss)
     from operations                 $    28,407      (2,673)       25,734
   Identifiable assets               $ 1,942,361      36,963     1,979,324

AMERCO AND CONSOLIDATED SUBSIDIARIES

(21)  Subsequent Events
   On May 3, 1994, the Company declared a cash dividend of $3,241,000 ($.53125 per preferred share) to preferred stockholders of record as of May 13, 1994.

   Subsequent to the date of these financial statements, the board of directors of Oxford declared a dividend of its stock in RWIC to Ponderosa.

                       SUMMARY OF EARNINGS OF INDEPENDENT TRAILER FLEETS

                                     Additional Information

         The  following  Summary  of Earnings of Independent Trailer  Fleets  is  presented  for
purposes  of  analysis  and  is  not a required part of the basic  financial  statements.   Such
information  has been subjected to the auditing procedures applied in the audits  of  the  basic financial statements by Price Waterhouse, independent accountants, whose report thereon  appears elsewhere herein.
                                                                Years Ended March 31,
                                          ----------------------------------------------------------------
                                          1994           1993           1992           1991           1990
                                          ----           ----           ----           ----           ----
                                            (in thousands except earnings per $100 of average investment)
Earnings data (note A):
  Fleet Owner income:
    Credited to Fleet Owner gross
      rental income                    $  6,556          7,827          9,814         14,508         15,296
    Credited to Distribution, Accident
      and Canadian Duty Fund (note D)        71            114            118            247            195
                                       --------          -----          -----         ------         ------

      Total Fleet Owner income            6,627          7,941          9,932         14,755         15,491
                                       --------          -----          -----         ------         ------
  Fleet Owner operation expenses:
    Charged to Fleet Owner (note C)       2,404          3,100          4,389          8,558          8,112
    Charged to Distribution, Accident
      and Canadian Duty Funds (note D)      237            290            274            456            401
                                       --------          -----          -----         ------         ------

      Total Fleet Owner operation
        expenses                          2,641          3,390          4,663          9,014          8,513
                                       --------          -----          -----         ------         ------
      Fleet Owner earnings before
        Distribution Accident and
        Canadian Duty Funds credit,
         depreciation and income taxes    3,986          4,551          5,269          5,741          6,978



  Distribution, Accident and Canadian
    Duty Funds credit (note D)              165            176            156            209            206
                                       --------          -----          -----         ------         ------

      Net Fleet Owner earnings before
        depreciation and income taxes  $  4,151          4,727          5,425          5,950          7,184
                                       ========          =====          =====         ======         ======


Investment data (note A):
  Amount at end of year                $  5,257          6,332          7,749          9,914         12,604
  Average amount during year           $  5,668          6,976          8,911         10,459         13,406
                                       ========          =====          =====         ======         ======
      Net Fleet Owner earnings before
        depreciation and income taxes
        per $100 of average investment
        (note B)                       $  73.23          67.76          60.88          56.89          53.59
                                       ========          =====          =====         ======         ======


The accompanying notes are an integral part of this Summary of Earnings of Independent Trailer Fleets.

           NOTES TO SUMMARY OF EARNINGS OF INDEPENDENT TRAILER FLEETS

                             Additional Information

(A) The accompanying Summary of Earnings of Independent Trailer Fleets includes the operations of trailers under the brand name of "U-Haul" owned by Independent Fleet Owners. Earnings data represent the aggregate results of operations before depreciation and taxes. Investment data represent the cost of trailers and investments before accumulated depreciation.

   Fleet  Owner  income is based on Rental Dealer reports of rentals transacted through the day preceding the last Monday of each month and received by U-Haul International, Inc. by the end of the month and affiliated Rental Company U-Haul Center reports of rentals transacted
      through the last day of  each  month.   Payments to Fleet Owners for
      trailers lost or retired from rental service as a result of damage by accident have not been reflected in this summary because such
      payments do not relate to earnings before   depreciation   and   income
      taxes  but, rather, investment (depreciation).

   The investment data is based upon the cost of trailers to the Fleet Owners as reflected by sales records of affiliated manufacturing companies.

(B) The summary of earnings data stated in terms of amount per $100 of average investment represents the aggregate results of operations (earnings data) divided by the average amount of investment during the periods. The average amount of investment is based upon a simple average of the month-
      end   investment  during  each  period.   Average earnings data is  not
      necessarily representative of an individual Fleet Owner's earnings.

(C) A summary  of  operations  expenses charged directly  to  Independent  Fleet Owners follows:

                                                          Year ended March 31,
                                                ----------------------------------------
                                                1994     1993     1992     1991     1990
                                                ----     ----     ----     ----     ----
                                                             (in thousands)
               Licenses                      $    520      593      686      833      728
               Public liability insurance         392      510    1,047    1,657    1,955
               Repairs and maintenance          1,492    1,997    2,656    6,068    5,429
                                             --------    -----    -----    -----   ------

                                             $  2,404    3,100    4,389    8,558    8,112
                                             ========    =====    =====    =====    =====

(D) The Fleet Owners, Rental Dealers, U-Haul International, Inc. and affiliated Rental Companies forego normal commissions on a portion of gross rental fees designated for transfer to the Distribution Fee Fund, the Accident Fund, and the Canadian Duty Fund. Designated expenses, otherwise chargeable to Fleet Owners, are paid from these Funds to the extent of the financial resources of the Funds. The amounts designated "Distribution, Accident and Canadian Duty Funds credit" in the accompanying summary of earnings represent Operator Contribution expenses borne by the Funds, which exceed Independent Fleetowner commissions foregone.

                             Additional Information

(E) Commissions foregone for transfer to the Distribution, Accident and Canadian
      Duty Funds (net of fees in excess of expenses incurred) follows:

                                      Affiliated           Fleet Owners
                                                     -------------------------
                                        Rental       Affiliated
                                       Companies     Companies     Independent     Total
                                      ----------     ----------    -----------     -----
                                                          (in thousands)
        Year ended:

               March 31, 1994              873          399             71         1,343
               March 31, 1993              879          358            114         1,351
               March 31, 1992              875          390            118         1,383
               March 31, 1991            1,070          452            247         1,769
               March 31, 1990              849          311            195         1,355


(F) A summary of Independent Fleet Owner expenses incurred by the Funds follows:
                                                                      Year ended March 31,
                                                          ---------------------------------------
                                                          1994     1993    1992     1991     1990
                                                          ----     ----    ----     ----     ----
                                                                     (in thousands)
Accident repairs                                       $  1,085    1,199   1,142    1,170      993
Distribution of trailers, paid from redistribution and
  Canadian duty fees                                          0        0      37      124       50
                                                          -----    -----   -----    -----    -----
           Total Fleet Owner expenditures                 1,085    1,199   1,179    1,294    1,043
Less portion allocated to fleets owned by affiliated
  companies                                                 848      909     905      838      642
                                                          -----    -----   -----    -----    -----
           Total Independent Fleet Owner expenses paid
             by funds                                       237      290     274      456      401
Add portion allocated to fleets owned by affiliated
  companies                                                 848      909     905      838      642
Return of investment (accident reimbursement)               258      152     204      475      312
                                                          -----    -----   -----    -----    -----
           Total expenses incurred by Funds            $  1,343    1,351   1,383    1,769    1,355
                                                          =====    =====   =====    =====    =====

                              Schedule II

                  AMERCO and Consolidated Subsidiaries
       Amounts Receivable from Related Parties and Underwriters,
          Promoters and Employees Other than Related Parties

                            March 31, 1994

                                                  Deductions
                   Balance at                 Amounts     Amounts      Balance at
    Debtor       March 31, 1993  Additions   collected  written off  March 31, 1994
    ------       --------------  ---------   ----------------------  --------------
Edward J. Shoen        -        $1,106,823  $1,106,823       -              -
                 ============   ==========  ==========   ==========    ===========

Edward J. Shoen is the Chairman of the Board and President of AMERCO.

                              Schedule III


              Condensed Financial Information of Registrant
                                 AMERCO
                             Balance Sheets
                               March 31,

                                                        1994         1993
                                                       ___________________
                                                          (in thousands)
Assets
- - ------
   Cash                                           $     1,084        1,060
   Investment in subsidiaries                         468,254      437,102
   Due from unconsolidated subsidiaries               985,539      788,446
   Other assets                                         9,254        9,203
                                                    ---------    ---------
                                                  $ 1,464,131    1,235,811
                                                    =========    =========

Liabilities and Stockholders' Equity
- - ------------------------------------
Liabilities:
   Notes and loans                                $   722,518      694,673
   Other liabilities                                   80,495       56,064
                                                    ---------    ---------
Stockholders' equity:
   Preferred stock                                        -            -
   Common stock                                        10,000       10,000
   Additional paid-in capital                         165,651       19,331
   Foreign currency translation                       (11,152)      (6,122)

   Retained earnings:
     Beginning of year                                482,163      452,202
     Net earnings                                      40,184       31,909
     Dividends paid                                    (7,826)      (1,948)
     Change in net unrealized gain on investments         679          -
                                                    ---------    ---------
                                                      515,200      482,163

   Less:
     Cost of common shares in treasury                 10,461       10,461
     Loan to Leveraged Employee Stock
       Ownership plan                                   8,120        9,837
                                                    ---------    ---------
          Total stockholders' equity                  661,118      485,074
                                                    ---------    ---------
                                                  $ 1,464,131    1,235,811
                                                    =========    =========

   See accompanying notes to condensed financial information and notes to consolidated financial statements incorporated herein by reference.

                         Schedule III, continued

              Condensed Financial Information of Registrant
                                 AMERCO
                          Statements of Earnings
                           Years Ended March 31,

                                          1994         1993         1992
                                         --------------------------------
                                       (in thousands except per share data)
Revenues
- - --------
   Net interest income from
     subsidiaries                  $     68,327       67,014      153,155
   Other revenue                            753          233          504
                                     ----------   ----------   ----------
   Total revenues                        69,080       67,247      153,659
                                     ----------   ----------   ----------
Expenses
   Interest expense                      68,327       67,014       74,080
   Other expenses                         9,565        9,082        3,917
                                     ----------   ----------   ----------
   Total expenses                        77,892       76,096       77,997
                                     ----------   ----------   ----------
   Operating income (loss)               (8,812)      (8,849)      75,662

   Equity in earnings (losses) of
     unconsolidated subsidiaries         71,659       57,514      (57,534)

   Income tax benefit (expense)         (19,293)     (16,756)       1,036

   Extraordinary loss on early
     extinguishment of debt, net         (3,370)         -            -
                                     ----------   ----------   ----------

      Net earnings                 $     40,184       31,909       19,164
                                     ==========   ==========   ==========
      Earnings per common share    $        .89          .83          .49
                                     ==========   ==========   ==========
      Weighted average common
        shares outstanding           38,664,063   38,664,063   38,880,069
                                     ==========   ==========   ==========

   See accompanying notes to condensed financial information and notes to consolidated financial statements incorporated herein by reference.


                           Schedule III, continued

                Condensed Financial Information of Registrant
                                   AMERCO
                           Statements of Cash Flows
                            Years Ended March 31,

                                            1994         1993         1992
                                           --------------------------------
                                                    (in thousands)
Cash flows from operating activities:
Net earnings                           $   40,184       31,909       19,164
  Amortization, net                           850        1,231          546
  Equity in earnings (losses) of
    subsidiaries                           49,288       38,419      (28,797)
  (Increase) decrease in amounts due
    from unconsolidated subsidiaries     (197,093)      10,914      (24,594)
  Net change in operating assets and
    liabilities                           (53,872)     (46,605)      94,460
  Other, net                               (3,945)      (3,843)      (1,892)
                                         ---------     -------     --------
Net cash provided (used) by operations   (164,588)      32,025       58,887
                                         ---------     -------     --------
Cash flows from financing activities:
Net change in short term borrowings        21,750        3,000     (152,000)
Proceeds from notes                       186,000       55,000      185,000
Proceeds from Leveraged Employee
  Stock Ownership Plan                      1,717        1,718        1,717
Principal payments on notes              (179,905)     (89,704)     (93,216)
Issuance of preferred stock               146,320          -            -
Treasury stock acquisitions                   -            -           (552)
Dividends paid                             (7,900)      (1,994)         -
Extraordinary loss on early
  extinguishment of debt                   (3,370)         -            -
                                         ---------     -------     ---------
Net cash provided (used) by
  financing activities                    164,612      (31,980)     (59,051)
                                         ---------     -------     --------
Increase (Decrease) in cash                    24           45         (164)

Cash at beginning of year                   1,060        1,015        1,179
                                         ---------     -------     --------
Cash at end of year                    $    1,084        1,060        1,015
                                         ========      =======     ========

   Income taxes paid in cash amounted to $3,025,000, $42,000 and $1,750,000 for 1994, 1993 and 1992, respectively. Interest paid in cash amounted to $81,115,000, $80,365,000 and $76,118,000 for 1994, 1993 and 1992,
     respectively.

   See accompanying notes to condensed financial information and notes to consolidated financial statements incorporated herein by reference.

                Condensed Financial Information of Registrant
                                   AMERCO
                  Notes to Condensed Financial Information
                       March 31, 1994, 1993 and 1992


(1)   Summary of Significant Accounting Policies
   AMERCO, a Nevada corporation, was incorporated in April, 1969, and is the holding company of all companies affiliated with the U-Haul Rental System. The financial statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Form 10-K.

   The Company is included in a consolidated Federal income tax return with all of its U.S. subsidiaries. Accordingly, the provision for income taxes has been calculated for Federal income taxes of the Registrant and subsidiaries included in the consolidated return of the Registrant excluding Oxford Life Insurance Company (Oxford) and Republic Western Insurance Company (RWIC). State taxes for all subsidiaries and Federal taxes for Oxford and RWIC are allocated to the respective subsidiaries.

   The financial statements include only the accounts of the Registrant (a
     Nevada corporation), which include certain of the corporate operations of AMERCO. The debt and related interest expense of the Registrant have been allocated to the consolidated subsidiaries. The intercompany interest income and expenses are eliminated in the consolidated financial statements.

(2)   Guarantees
   AMERCO has guaranteed performance of fleet owner contract obligations of U-
     Haul International, Inc., a wholly-owned subsidiary, and residual values on certain long-term leases. See Notes 8 and 14 of Notes to Consolidated Financial Statements.

                Condensed Financial Information of Registrant
                                   AMERCO
                  Notes to Condensed Financial Information
                       March 31, 1994, 1993 and 1992


(3)   Notes and Loans Payable

   Notes and loans payable consist of the following:
                                                     Year end
                                                 1994         1993
                                                -------------------
                                                   (in thousands)
      Medium-term notes payable
         8.50% to 11.50% interest
            rates, due through 2000         $  198,870      289,670
      Note payable to insurance companies
         5.89% to 10.27% interest
            rates, due through 2006            281,000      140,000
      Notes payable to banks
         2.94% to 9.40% interest
            rates, due through 1999             94,800      138,900
      Other notes payable
         9.50% interest rate,
            due through 2005                        98          103
      Unsecured notes payable to banks
         under revolving lines of credit
            3.81% to 4.06% interest rates       97,750      106,000

      Other short-term promissory notes         50,000       20,000
                                               -------      -------
                                            $  722,518      694,673
                                               =======      =======

   For additional information, see Note 5 of Notes to Consolidated Financial
     Statements.

                                   Schedule V

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                          Property, Plant and Equipment

                    Years ended March 31, 1994, 1993 and 1992

                                                Balance at                             (a)        Balance at
                                                beginning   Additions  Retirements  Transfers        end
                                                of period    at cost    or sales   add (deduct)   of period
                                                ---------   ---------  ----------- ------------   ----------
                                                                    (in thousands)
Year ended March 31, 1994:
  Land                                       $    180,171      7,625         1,586          -       186,210
  Buildings and improvements                      614,343     65,855         3,901          -       676,297
  Furniture and equipment                         158,366      9,286         5,146        989       163,495
  Rental trailers and other rental equipment      203,024     16,029         6,866          -       212,187
  Rental trucks                                   609,306    421,562       209,772       (701)      820,395
  General rental items                             61,699     10,163        14,153       (288)       57,421
                                                ---------    -------       -------       -----    ---------

            Total                            $  1,826,909    530,520       241,424          -     2,116,005
                                                =========    =======       =======       =====    =========





Year ended March 31, 1993:
  Land                                       $    181,844        242         1,915          -       180,171
  Buildings and improvements                      598,045     21,796         5,498          -       614,343
  Furniture and equipment                         157,242     14,502        13,643        265       158,366
  Rental trailers and other rental equipment      163,481     51,851        12,272        (36)      203,024
  Rental trucks                                   585,635     40,171        16,292       (208)      609,306
  General rental items                             70,560      2,279        11,119        (21)       61,699
                                                ---------    -------        ------       -----    ---------

            Total                            $  1,756,807    130,841        60,739          -     1,826,909
                                                =========    =======        ======       =====    =========

(a) Transfers among classifications.

                              Schedule V, continued

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                          Property, Plant and Equipment

                    Years ended March 31, 1994, 1993 and 1992


                                                Balance at                             (a)        Balance at
                                                beginning   Additions  Retirements  Transfers        end
                                                of period    at cost    or sales   add (deduct)   of period
                                                ---------   ---------  ----------- ------------   ---------
                                                                    (in thousands)
Year ended March 31, 1992:
  Land                                       $    185,581          -         3,737          -       181,844
  Buildings and improvements                      588,844     14,809         5,610          2       598,045
  Furniture and equipment                         163,765      3,796        11,258        939       157,242
  Rental trailers and other rental equipment      142,446     31,865        10,676       (154)      163,481
  Rental trucks                                   588,090     16,664        18,857       (262)      585,635
  General rental items                             79,371      1,620         9,906       (525)       70,560
                                                ---------    -------        ------       -----    ---------


            Total                            $  1,748,097     68,754        60,044          -     1,756,807
                                                =========    =======        ======   =====    =========

(a) Transfers among classifications.

                                   Schedule VI

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                           Accumulated Depreciation of
                          Property, Plant and Equipment

                    Years ended March 31, 1994, 1993 and 1992

                                                            Additions
                                                Balance at  charged to                 (a)        Balance at
                                                beginning   costs and  Retirements  Transfers        end
                                                of period   expenses    or sales   add (deduct)   of period
                                                ---------   --------   ----------- ------------   ---------
                                                                     (in thousands)
Year ended March 31, 1994:
  Buildings and improvements                 $    266,135     11,142         2,043          -       275,234
  Furniture and equipment                         125,409     10,824         4,596        449       132,086
  Rental trailers and other rental equipment      104,684     19,869         5,494          -       119,059
  Rental trucks                                   293,251     87,278         5,835       (223)      374,471
  General rental items                             47,827      4,372        11,054       (226)       40,919
                                                  -------    -------        ------       -----      -------

            Total                            $    837,306    133,485        29,022          -       941,769
                                                  =======    =======        ======       =====      =======






Year ended March 31, 1993:
  Buildings and improvements                 $    257,594     10,851         2,310          -       266,135
  Furniture and equipment                         127,346     10,321        12,381        123       125,409
  Rental trailers and other rental equipment       96,890     18,322        10,502        (26)      104,684
  Rental trucks                                   234,983     66,698         8,353        (77)      293,251
  General rental items                             52,899      3,913         8,965        (20)       47,827
                                                  -------    -------        ------       -----      -------

            Total                            $    769,712    110,105        42,511          -       837,306
                                                  =======    =======        ====== =====      =======

(a) Transfers among classifications.

                             Schedule VI, continued

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                           Accumulated Depreciation of
                          Property, Plant and Equipment

                    Years ended March 31, 1994, 1993 and 1992

                                                            Additions
                                                Balance at  charged to                 (a)        Balance at
                                                beginning   costs and  Retirements  Transfers        end
                                                of period   expenses    or sales   add (deduct)   of period
                                                ---------   --------   ----------- ------------   ---------
                                                                     (in thousands)
Year ended March 31, 1992:
  Buildings and improvements                 $    249,581     10,857         2,844          -       257,594
  Furniture and equipment                         125,637     11,245        10,234        698       127,346
  Rental trailers and other rental equipment       88,336     17,583         8,930        (99)       96,890
  Rental trucks                                   187,671     65,230        17,747       (171)      234,983
  General rental items                             56,530      4,726         7,929       (428)       52,899
                                                  -------    -------        ------       -----      -------

            Total                            $    707,755    109,641        47,684          -       769,712
                                                  =======    =======        ======       =====      =======

(a) Transfers among classifications.

                                  Schedule XIV

                      AMERCO AND CONSOLIDATED SUBSIDIARIES
     Supplemental Information (For Property-Casualty Insurance Underwriters)
                    Years ended March 31, 1994, 1993 and 1992



                                 Reserves                                                        Amorti-
                                for Unpaid                                                       zation    Paid
                                  Claims                                         Claims and        of     Claims
                        Deferred   and                                        Claim Adjustment  Deferred   and
                         Policy   Claim                        Net      Net   Expenses Incurred  Policy   Claim       Net
       Affiliation       Acqui-   Adjust- Discount           Earned   Invest-    Related to      Acqui-  Adjust-   Premiums
          With           sition    ment    if any, Unearned  Premiums  ment    Current   Prior   sition    ment    Written
Year   Registrant        Costs   Expenses Deducted Premiums    (1)    Income    Year     Year    Costs   Expenses     (2)
- - ---    ----------        -----   -------- -------- --------  -------- ------   -------   ----    -----   --------  -------
                                                         (in thousands)
 94 Consolidated
    property -
    casualty entity   $   6,644   314,482    N/A    58,842  105,801   27,446   91,044   12,688    5,377   104,123   113,672

 93 Consolidated
    property -
    casualty entity       5,377   238,762    N/A    39,094   82,721   29,320   96,451   (4,241)   3,570    89,467    97,348

 92 Consolidated
    property -
    casualty entity       3,570   236,019    N/A    23,513   66,896   29,475   74,510    3,124    2,424    67,939    70,934





(1) The earned premiums are reported net of intersegment transactions. Earned premiums eliminated in consolidation amount to $18,798,000, $18,344,000 and $21,938,000 for the years ended 1994, 1993 and 1992, respectively.

(2) The premiums written are reported net of intersegment transactions. Premiums written eliminated in consolidation amount to $18,335,000, $18,616,000 and $22,836,000 for the years ended 1994, 1993 and 1992, respectively.

                         SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           AMERCO



                           By: /S/ EDWARD J. SHOEN
                               -------------------
                               Edward J. Shoen
                               Chairman of the Board


Dated:  June 24, 1994

      Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                       Title               Date
    ---------                       -----               ----

/S/ EDWARD J. SHOEN         Chairman of the Board   June 24, 1994
- - --------------------         (Principal Executive
Edward J. Shoen               Officer)




/S/ GARY B. HORTON          Principal Financial     June 24, 1994
- - --------------------         and Accounting Officer
Gary B. Horton



/S/ MARK V. SHOEN           Director                June 24, 1994
- - -------------------
Mark V. Shoen



/S/ JAMES P. SHOEN          Director                June 24, 1994
- - -------------------
James P. Shoen



/S/ JOHN M. DODDS           Director                June 24, 1994
- - -------------------
John M. Dodds



/S/ CHARLES J. BAYER        Director                June 24, 1994
- - --------------------
Charles J. Bayer

