Form 10-K
period 1995-03-31
AMERCO /NV/
filed 1995-06-30
CIK 4457

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

For the fiscal year ended             March 31, 1995
                          ------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934                                      [NO FEE REQUIRED]
                                                 -------------------------------

For the transition period from ______________________ to _______________________

Commission         Registrant, State of Incorporation         I.R.S. Employer
File Number           Address and Telephone Number            Identification No.
- -----------        ----------------------------------         ------------------
   0-7862             AMERCO                                     88-0106815
                      (A Nevada Corporation)
                      1325 Airmotive Way, Suite 100
                      Reno, Nevada  89502-3239
                      Telephone (702) 688-6300

   2-38498            U-Haul International, Inc.                 86-0663060
                      (A Nevada Corporation)
                      2727 N. Central Avenue
                      Phoenix, Arizona  85004
                      Telephone (602) 263-6645

   Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of Each Exchange
Registrant                       Title of Class           on Which Registered
- ----------                       --------------          -----------------------
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
                                               ---     ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      38,619,063 shares of AMERCO Common Stock, $.25 par value, were outstanding at June 26, 1995. The aggregate market value of AMERCO Common Stock held by non-affiliates (i.e., stock held by persons other than officers and directors of AMERCO or those persons who are parties to the stockholder agreement referenced in footnote 1 to the stock ownership Table in Part III, Item 12 of this report) based on the latest closing price as of June 26, 1995 was $444,296,634.
The aggregate market value was computed using the closing price for the Common Stock trading on Nasdaq on June 23, 1995.

      5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at June 26, 1995. None of these shares were held by non-affiliates. U-Haul International, Inc. meets the conditions set forth in General Instructions (J)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                         TABLE OF CONTENTS

                                                          PAGE NO.

ITEM   1.  BUSINESS......................................     3

           A.   THE COMPANY..............................     3

           B.   HISTORY..................................     3

           C.   BUSINESS STRATEGY........................     4

           D.   U-HAUL OPERATIONS........................     6

           E.   INSURANCE OPERATIONS.....................     9

           F.   AMERCO REAL ESTATE OPERATIONS............    14

           G.   ENVIRONMENTAL MATTERS....................    15

ITEM   2.  PROPERTIES....................................    17

ITEM   3.  LEGAL PROCEEDINGS.............................    18

ITEM   4.  SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS..............................    23

ITEM   5.  MARKET FOR REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS...............    23

ITEM   6.  SELECTED FINANCIAL DATA.......................    25

ITEM   7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS....................................    27

ITEM   8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
           DATA..........................................    42

ITEM   9.  CHANGES IN AND DISAGREEMENTS WITH
           ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURES...................................    42

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF
           THE REGISTRANTS...............................    42

ITEM  11.  EXECUTIVE COMPENSATION........................    46

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT.........................    49

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED
           TRANSACTIONS..................................    54

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT
           SCHEDULES, AND REPORTS ON FORM 8-K............    58

                              PART I

                         ITEM 1.  BUSINESS

                            THE COMPANY

           AMERCO, a Nevada corporation (AMERCO or Company), is the holding company for U-Haul International, Inc. (U-Haul), Ponderosa Holdings, Inc. (Ponderosa), and AMERCO Real Estate Company (ARC). Throughout this Form 10-K, unless the context otherwise requires, the term "Company" includes all of the Company's subsidiaries. The Company's principal executive offices are located at 1325 Airmotive Way, Suite 100, Reno, Nevada 89502-3239, and the telephone number of the Company is (702) 688-6300. As used in this Form 10-K, all references to a fiscal year refer to the Company's fiscal year ended March 31 of that year.

          U-Haul is primarily engaged, through subsidiaries, in the rental of trucks, automobile-type trailers, and support rental items to the do-it-yourself moving customer. The Company's do-it-yourself moving business operates under the registered tradename U-Haul(REGISTERED TRADEMARK) through an extensive and geographically diverse distribution network throughout the United States and Canada. Additionally, U-Haul sells related products and services and rents self-storage facilities and various kinds of equipment. AREC owns a majority of the real estate used in connection with the foregoing businesses.

          Ponderosa serves as the holding company for the Company's insurance businesses. Ponderosa's two principal subsidiaries are Oxford Life Insurance Company (Oxford) and Republic Western Insurance Company (RWIC). Oxford primarily reinsures life, health, and annuity type insurance products and administers the Company's self-insured employee health plan. RWIC originates and reinsures property and casualty type insurance products for various market participants, including independent third parties, the Company's customers, and the Company. Oxford and RWIC have been consolidated on the basis of calendar years ended December 31. Accordingly, all references to the years 1994, 1993, and 1992 corresponds to the Company's fiscal years 1995, 1994, and 1993, respectively.

          See Note 20 of Notes to Consolidated Financial Statements in Item 8 for financial information regarding the Company's three primary industry segments, which are represented by U-Haul, Oxford and RWIC.

                              HISTORY

           The Company was founded in 1945 under the name "U-Haul Trailer Rental Company". From 1945 to 1975, the Company rented trailers and trucks on a one-way and in-town round-trip basis through independent dealers (at that time principally independent gasoline service stations). Since 1974, the Company has developed a network of Company-owned rental centers (U-Haul Centers) (through which U-Haul rents its trucks and trailers and provides a number of other related products and services) and has expanded the number and geographic diversity of its independent dealers. At March 31, 1995, the Company's distribution network included over 1,000 U-Haul Centers and over 13,200 independent dealers.

           In March 1974, in conjunction with the acquisition and construction of U-Haul Centers, the Company entered the self-storage business. As of March 31, 1995, such self-storage facilities were located at or near approximately 67% of the
Company's U-Haul Centers. Beginning in 1974, the Company introduced the sale and installation of hitches and towing systems, as well as the sale of support items such as packing and moving aids. During 1983, the Company expanded its range of do-it-yourself rental products to include tools and equipment for the homeowner and small contractor and other general rental items.

           In 1969, the Company acquired Oxford to provide employee health and life insurance for the Company in a cost-effective manner. In 1973, the Company formed RWIC to provide automobile liability insurance for the U-Haul truck and trailer rental customers.

           Commencing in 1987, the Company began the implementation of a strategic plan designed to emphasize reinvestment in its core
do-it-yourself  rental,  moving, and storage  business.   The  plan
included a fleet renewal program (see "Business - U-Haul Operations
- - Rental Equipment Fleet"), and provided for the discontinuation of
certain  unprofitable and unrelated operations.   As  part  of  its
plan, the Company discontinued the operation of its full-service moving van lines, initiated the phase out of its recreational vehicle rental operations, and began the disposition of its recreational vehicle rental fleet. The disposition of the moving van lines' assets and the recreational vehicle rental fleet were
completed  in  1988  and  1992,  respectively.   The  Company  also
eliminated various types of rental equipment and closed certain warehouses and repair facilities. The Company believes that its refocused business strategy enabled U-Haul to generate higher revenues and to achieve significant cost savings.

           Since 1987, the Company has sold surplus real estate assets with a book value of approximately $39.2 million for total proceeds of approximately $79.3 million.

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

           Through its "Moving Made Easier(REGISTERED TRADEMARK)" program, the Company strives to offer its customers a high quality, reliable, and convenient fleet of trucks and trailers at reasonable prices while simultaneously offering other related products and services, including moving accessories, self-storage facilities, and other items often desired by the do-it-yourself mover. The rental trucks purchased in the fleet renewal program have been designed with the do-it-yourself customer in mind to include features such as low decks, air conditioning, power steering, automatic transmissions, soft suspensions, AM/FM cassette stereo systems, and over-the-cab storage. The Company has introduced certain insurance products, including "Safemove(REGISTERED TRADEMARK)" and "Safestor(REGISTERED TRADEMARK)", to provide the do-it-yourself mover with certain moving-related insurance coverage. In addition, the Company provides rental customers the option of storing their possessions at either their points of departure or destination.

           Since 1987, the Company has more than doubled the number of U-Haul rental locations, with a net addition of over 7,700 independent dealers.

           To effectively service the U-Haul customer at these additional rental locations with equipment commensurate with the Company's commitment to product excellence, the Company, as part of the fleet renewal program, purchased approximately 73,000 new trucks between March 1987 and March 1995 and reduced the overall average age of its truck fleet from approximately 11 years at March 1987 to approximately five years at March 1995. During this period, approximately 62,000 trucks were retired or sold.

           Since 1990, U-Haul has replaced approximately 55% of its trailer fleet with new, more aerodynamically designed trailers better suited to the low height profile of many newly manufactured automobiles. Given the mechanical simplicity of a trailer relative to a truck and a trailer's longer useful life, the Company expects to replace trailers only as necessary.

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

           RWIC's principal business strategy is to capitalize on its knowledge of insurance products aimed at the moving and rental markets. RWIC believes that providing U-Haul and U-Haul customers with property and casualty insurance coverage has enabled it to develop expertise in the areas of rental vehicle lessee insurance coverage, self-storage property coverage, motor home insurance coverage, and general rental equipment coverage. RWIC has used and plans to continue to use this knowledge to expand its customer base by offering similar products to customers other than U-Haul. In addition, RWIC plans to expand its involvement in specialized areas by offering commercial multi-peril and excess workers' compensation and by assuming reinsurance business.

                         U-HAUL OPERATIONS

GENERAL

           The Company's do-it-yourself moving business operates under the U-Haul name through an extensive and geographically diverse distribution network of Company-owned U-Haul Centers and independent dealers throughout the United States and Canada.

           Substantially  all of the Company's  rental  revenue  is
derived   from  do-it-yourself  moving  customers.   The  remaining
business   comes  from  commercial/industrial  customers.    Moving
rentals  include:  (i)  in-town  (round-trip)  rentals,  where  the
equipment   is  returned  to  the  originating  U-Haul  Center   or
independent dealer and (ii) one-way rentals, where the equipment is returned to a U-Haul Center or independent dealer in another city. Typically, the number of in-town(REGISTERED TRADEMARK) rental transactions in any given year is substantially greater than the
number of one-way rental transactions.   However, total revenues
generated by one-way transactions in any given year typically exceed total revenues from in-town rental transactions.

          As part of the Company's integrated approach to the do-it-yourself moving market, U-Haul has a variety of product offerings. U-Haul's "Moving Made Easier(REGISTERED TRADEMARK)" program is designed to offer clean, well-maintained rental trucks and trailers at a price the customer can afford and to provide support items such as furniture pads, hand trucks, appliance and utility dollies, mirrors, tow bars, tow dollies, and bumper hitches. The Company also sells boxes, tape, and packaging materials and rents additional items such as floor polishers and carpet cleaning equipment at its U-Haul Center
locations.   U-Haul Centers also install hitches and sell  propane,
and some of them sell gasoline. U-Haul sells insurance packages such as (i) "Safemove(REGISTERED TRADEMARK)", which provides moving customers with a damage waiver, cargo protection, and medical and life coverage, and (ii) "Safestor(REGISTERED TRADEMARK)", which provides self-storage rental customers with various insurance coverages.

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

RENTAL EQUIPMENT FLEET

           As of March 31, 1995, U-Haul's rental equipment fleet consisted of approximately 81,000 trucks and approximately 91,000
trailers.   Rental trucks are offered in five sizes  and  range  in
size  from the ten-foot "Mini-Mover<REGISTERED TRADEMARK>" to the
twenty-six-foot "Super-Mover<REGISTERED TRADEMARK>".   In addition,
U-Haul offers pick-up trucks and cargo vans at many of its locations. Trailers range between six feet and twelve feet in length and are offered in both open and closed box configurations.

DISTRIBUTION NETWORK

           The Company's U-Haul products and services are marketed across the United States and Canada through, as of March 31, 1995, over 1,000 Company-owned U-Haul Centers and over 13,200 independent
dealers.   The independent dealers, which include gasoline  station
operators, general equipment rental operators, and others, rent U-Haul trucks and trailers in addition to carrying on their principal lines of business. U-Haul Centers, however, are dedicated to the U-Haul line of products and services and offer those and related products and services. Independent dealers are commonly located in suburban and rural markets, while U-Haul Centers are concentrated in urban and suburban markets.

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

           The Company's U-Haul Center and independent dealer network in the United States and Canada is divided into 11 districts, each supervised by an area district vice president. Within the districts, the Company has established local marketing companies, each of which, guided by a marketing company president, is responsible for retail marketing at all U-Haul Centers and independent dealers within its respective geographic area.

           Although rental dealers are independent, U-Haul area field managers work with the dealer network by reviewing each independent dealer's facilities, auditing their activities, and providing training on securing more customers on a regular basis. In addition, the area field managers recruit new independent dealers for expansion or replacement purposes. U-Haul has instituted performance compensation programs that focus on accomplishment and reward strong performers.

SELF-STORAGE BUSINESS

           U-Haul entered the self-storage business in 1974 and since that time has increased the rentable square footage of its storage locations through the acquisition of existing facilities and new construction. In addition, the Company has entered into management agreements to manage self-storage properties owned by other companies and is expanding its ownership of self-storage facilities. The Company also provides financing and management services for independent self-storage businesses.

           Through approximately 700 Company-owned locations in the United States and Canada, the Company offers for rent more than
15.0 million square feet of self-storage space. The Company's self-storage facility locations range in size from 1,000 to 147,000 square feet of storage space, with individual storage spaces ranging in size from 16 square feet to 200 square feet.

          The primary market for storage rooms is customers storing household goods. The majority of customers renting storage rooms are in the process of a move. Even with an increase of over 31,000 new and acquired storage rooms during fiscal 1995, average occupancy remained high, ranging from mid-80% to low-90% with very little seasonal variations. During fiscal 1995 and fiscal 1994, delinquent rentals as a percentage of total storage rentals were approximately 6% in each year, which rate the Company considers to be satisfactory.

EQUIPMENT DESIGN, MANUFACTURE AND MAINTENANCE

          The Company designs and manufactures its truck van boxes, trailers, and various other support rental equipment items. With the needs of the do-it-yourself moving customer in mind, the Company's equipment is designed to achieve high safety standards, simplicity of operation, reliability, convenience, durability, and fuel economy. Truck chassis are manufactured to Company specifications by both foreign and domestic truck manufacturers. These chassis receive certain post-delivery modifications and are joined with van boxes at eight Company-owned manufacturing and assembly facilities in the United States.

           The Company services and maintains its trucks and trailers through an extensive preventive maintenance program. Regular vehicle maintenance is generally performed at Company-owned facilities located throughout the United States and Canada. Major repairs are performed either by the chassis manufacturers' dealers or by Company-owned repair shops. To the extent available, the Company takes advantage of manufacturers' warranties.

COMPETITION

          The do-it-yourself moving truck and trailer rental market is highly competitive and dominated by national operators in both the in-town and one-way markets. These competitors include the truck rental divisions of Ryder System, Penske Truck Leasing, and Budget Rent-A-Car. Management believes that there are two distinct users of rental trucks: commercial users and do-it-yourself users. As noted above, the Company focuses on the do-it-yourself mover. The Company believes that the principal competitive factors are price, convenience of rental locations, and availability of quality rental equipment.

           The self-storage industry is also highly competitive. The top three national firms, including the Company, Public Storage and Shurgard, only account for ten percent of total industry square footage. Efficient management of occupancy and delinquency rates, as well as price and convenience, are key competitive factors.

EMPLOYEES

           For the period ended March 31, 1995, the Company's non-seasonal workforce consisted of approximately 12,000 employees
comprised   of  approximately  41%  part-time  and  59%   full-time
employees.   During  the summer months, the Company  increases  its
workforce by approximately 400 employees and the percentage of part-
time   employees  increases  to  approximately  46%  of  the  total
workforce.    The   Company's  employees  are  non-unionized,   and
management believes that its relations with its employees are satisfactory.


                       INSURANCE OPERATIONS

OXFORD - LIFE INSURANCE

           Oxford underwrites life, health and annuity insurance, both as a direct writer and as an assuming reinsurer. Oxford's direct writings are primarily related to the underwriting of credit life and accident and health business which accounted for 18.6% of Oxford's premium revenues for the year ended December 31, 1994.
Oxford's other direct lines are related to group life and disability coverage issued to employees of AMERCO and its subsidiaries. For the year ended December 31, 1994, approximately 7.2% of Oxford's premium revenues resulted from business with AMERCO and its subsidiaries. In addition, direct premium includes individual life insurance acquired from other insurers. Oxford administers AMERCO's self-insured group health and dental plans.

           Oxford's reinsurance assumed lines, which accounted for approximately 73.8% of Oxford's premium revenues for the year ended December 31, 1994, include individual life insurance coverage, annuity coverages, excess loss health insurance coverage, credit life, credit accident and health and short-term travel accident coverage. These reinsurance arrangements are entered into with unaffiliated insurers, except for travel accident products reinsured from RWIC.

RWIC - PROPERTY AND CASUALTY

           RWIC's  underwriting activities consist of  three  basic
areas:    U-Haul   and   U-Haul-affiliated   underwriting;   direct
underwriting;   and   assumed  reinsurance  underwriting.    U-Haul
underwritings include coverage for U-Haul and U-Haul employees, and U-Haul-affiliated underwritings consist primarily of coverage for U-
Haul   customers.    For  the  year  ended   December   31,   1994,
approximately 40% of RWIC's written premiums resulted  from  U-Haul
and   U-Haul-affiliated  underwriting  activities.   RWIC's  direct
underwriting is done through home office underwriters and selected general agents. The products provided include liability coverage for rental vehicle lessees and storage rental properties, and
coverage   for  commercial  multiple  peril  and  excess   workers'
compensation. RWIC's assumed reinsurance underwriting is done via broker markets and includes, among other things, reinsurance of municipal bond insurance written through MBIA, Inc.

           RWIC's liability for unpaid losses is based on estimates of the ultimate cost of settling claims reported prior to the end of the accounting period, estimates received from ceding reinsurers and estimates for incurred but unreported losses based on RWIC's historical experience supplemented by insurance industry historical experience. Unpaid loss adjustment expenses are based on historical ratios of loss adjustment expense paid to losses paid.

           The liabilities are estimates of the amount necessary to settle all claims as of the date of the stated reserves and all incurred but not reported claims. RWIC updates the reserves as additional facts regarding claims become apparent. In addition, court decisions, economic conditions and public attitudes impact the estimation of reserves and also the ultimate cost of claims. In estimating reserves, no attempt is made to isolate inflation from the combined effect of numerous factors including inflation. Unpaid losses and unpaid loss expenses are not discounted.

           RWIC's unpaid loss and loss expenses are certified annually by an independent actuarial consulting firm as required by state regulation.

           Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:

                                         1994      1993      1992
                                       --------------------------
                                             (in thousands)
Balance at January 1                 $ 314,482   320,509   325,453
  Less reinsurance recoverable          76,111    81,747    89,434
                                       -------   -------   -------
Net balance at January 1               238,371   238,762   236,019

Incurred related to:
  Current year                         102,782    91,044    96,451
  Prior years                            6,576    12,688    (4,241)
                                       -------   -------   -------
Total incurred                         109,358   103,732    92,210

Paid related to:
  Current year                          22,269    20,200    23,936
  Prior years                           70,382    83,923    65,531
                                       -------   -------   -------
Total paid                              92,651   104,123    89,467

Net balance at December 31             255,078   238,371   238,762
  Plus reinsurance recoverable          74,663    76,111    81,747
                                       -------   -------   -------
Balance at December 31               $ 329,741   314,482   320,509
                                       =======   =======   =======

As a result of changes in estimates of insured events in
prior years, the provision for unpaid loss and loss adjustment expenses (net of reinsurance recoveries of $26.5 million and $24.3 million in 1994 and 1993, respectively) increased by $6.6 million and $12.7 million in 1994 and 1993, respectively, because of higher than anticipated losses and related expenses for claims associated with assumed reinsurance and certain retrospectively rated policies.

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

                                                      Unpaid Loss and Loss Adjustment Expenses

                                                                    December 31
                           ----------------------------------------------------------------------------------------------
                           1984     1985     1986     1987     1988     1989     1990     1991     1992     1993     1994
                           ----     ----     ----     ----     ----     ----     ----     ----     ----     ----     ----
                                                                  (in thousands)
 Reserve for Unpaid
   Loss and Loss
Adjustment Expenses:    $ 90,315  123,342  146,391  168,688  199,380  207,939  226,324  236,019  238,762  314,482  329,741
- -------------------
  Paid (Cumulative)
        as of:
 ------------------
   One year later         24,602   41,170   54,627   49,681   59,111   50,992   55,128   65,532   83,923   70,382
   Two years later        50,628   77,697   92,748   91,597   89,850   87,850   97,014  105,432  123,310
   Three years later      70,719  105,160  124,278  110,834  114,979  116,043  120,994  126,390
   Four years later       84,936  126,734  137,744  129,261  133,466  132,703  133,338
   Five years later       95,583  133,421  151,354  142,618  145,864  142,159
   Six years later        98,018  142,909  161,447  152,579  153,705
   Seven years later     102,805  151,379  169,601  158,531
   Eight years later     109,055  158,728  173,666
   Nine years later      114,334  162,082
   Ten years later       117,465

Reserve Reestimated
        as of:
- -------------------
   One year later        101,097  138,287  167,211  187,663  200,888  206,701  229,447  231,779  251,450  321,058
   Two years later       107,111  147,968  192,272  190,715  202,687  206,219  221,450  224,783  254,532
   Three years later     115,746  168,096  192,670  194,280  203,343  199,925  211,988  223,403
   Four years later      119,977  168,040  199,576  195,917  199,304  198,986  207,642
   Five years later      119,513  175,283  201,303  195,203  200,050  197,890
   Six years later       122,791  178,232  202,020  196,176  198,001
   Seven years later     125,863  182,257  202,984  196,770
   Eight years later     128,815  184,266  202,654
   Nine years later      132,207  187,247
   Ten years later       136,854

   Initial Reserve
     in Excess
   of (Less than)
  Reestimated Reserve:
  -------------------
  Amount (Cumulative)   $(46,539) (63,905) (56,263) (28,082)   1,379   10,049   18,682   12,616  (15,770)  (6,576)

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

            The investment philosophies of Oxford and RWIC emphasize protection of principal through the purchase of investment grade fixed income securities. Approximately 99.0% of Oxford's portfolio and 95.5% of RWIC's portfolio consist of investment grade securities. The maturity distributions are designed to provide sufficient liquidity to meet future cash needs.

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

REGULATION

           The Company's insurance subsidiaries are subject to considerable regulation and supervision in the states in which they transact business. The purpose of such regulation and supervision is primarily to provide safeguards for policyholders. As a result of federal legislation, the primary regulation of the insurance industry is performed by the states. State regulation extends to such matters as licensing companies; restricting the types or quality of investments; regulating capital and surplus and actuarial reserve maintenance; setting solvency standards; requiring triennial financial examinations, conduct market surveys, and the filing of reports on financial condition; licensing agents; regulating aspects of the insurance companies' relationship with their agents; restricting expenses, commissions, and new business issued; imposing requirements relating to policy contents; restricting use of some underwriting criteria; regulating rates, forms, and advertising; limiting the grounds for cancellations or non-renewal of policies; regulating solicitation and replacement practices; and specifying what might constitute unfair practices. State laws also regulate transactions and dividends between an insurance company and its parent or affiliates, and generally require prior approval or notification for any change in control of the insurance subsidiary.

           In the past few years, the insurance and reinsurance regulatory framework has been subjected to increased scrutiny by the National Association of Insurance Commissioners (the NAIC), state legislatures, insurance regulators, and the United States Congress. State legislatures have considered or enacted legislative proposals that alter, and in many cases increase, state authority to regulate insurance companies and holding company systems. The NAIC and state insurance regulators have been examining existing laws and regulations with an emphasis on insurance company investment and solvency issues. Legislation has been introduced in Congress that could result in the federal government assuming some role in the regulation of the insurance industry. It is not possible to predict the future impact of changing state and federal regulation on the operations of Oxford and RWIC.

          Beginning in 1993, the NAIC adopted and implemented minimum risk-based capitalization requirements for life insurance companies, including Oxford. As of the date of this report, Oxford is in compliance with these requirements. The NAIC has adopted a model for establishing minimum risk-based capitalization requirements for property and casualty insurance and reinsurance companies in 1994. RWIC is in compliance with these requirements.

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

                       AMERCO REAL ESTATE OPERATIONS

           AREC owns and manages most of the Company's real estate assets, including the Company's U-Haul Center locations. AREC has responsibility for acquiring and developing properties suitable for new U-Haul Centers and self-storage locations. In addition to the U-Haul operations, AREC actively seeks to lease or dispose of surplus properties. See "Business - History".

                         ENVIRONMENTAL MATTERS

  Underground Storage Tanks

          The Company owns properties that, as of March 31, 1995, contained
a  total  of  approximately 1,000 underground storage tanks (USTs).   The
USTs are used to store various petroleum products, including gasoline, fuel oil, and waste oil. The USTs are subject to various federal, state, and local laws and regulations that require testing and removal of leaking
USTs, and remediation of polluted soils and groundwater under certain circumstances. In addition, if leakage from USTs has migrated, the Company may be subject to civil liability to third parties. In fiscal years 1990 through 1995, the Company incurred expenditures totaling approximately $21.0 million for removal and remediation of 1,709 USTs, a portion of which may be recovered from insurance and certain states' funds for the removal of USTs. Expenditures incurred through the end of fiscal 1995 may not be representative of future experience. However, the Company believes that compliance with laws and regulations, and cleanup and liability costs related to USTs will not have a material adverse effect on the Company's financial condition or operating results.

          In fiscal 1989, the Company instituted a program to test its USTs for leakage and to remove all but approximately 100 of the approximately 2,755 USTs then existing by the year 2000. The approximately 100 USTs expected to remain at the conclusion of the Company's testing and removal program are currently anticipated to consist primarily of waste oil tanks not required to be removed under current laws and regulations and gasoline tanks located at its remote rental locations where their use is deemed necessary to service the Company's moving customers. The Company currently budgets $5 million annually for UST testing, removal, and remediation. The Company treats these costs as capital costs to the extent that they improve the safety or efficiency of the associated properties as compared to when the properties were originally acquired or if the costs are incurred in preparing the properties for sale, but not in excess of the net realizable value of such properties.

  Federal Superfund Sites

           The  Company has been named as a "potentially responsible party"
(PRP)  with  respect  to  the disposal of hazardous  wastes  at ten federal superfund hazardous waste sites located in  ten  states.
Under applicable laws and regulations the Company could be held jointly and
severally  liable  for the costs to clean-up these sites.   Currently,  the
Company has entered into buyout agreement settlements for eight of the sites for de minimis amounts and one site is under negotiation for settlement. One of the sites has been disputed by the Company with no response for more than five years. Based upon the information currently available to the Company regarding these ten sites, the current anticipated magnitude of the clean-up, the number of PRPs, and the volumes of hazardous waste currently anticipated to be attributed to the Company and other PRPs, the Company believes its share of the cost of investigation and clean-up at the ten superfund sites will not have a material adverse effect on the Company's financial condition or operating results.

  Washington State Hazardous Waste Sites

           The Company owns property within two state hazardous waste sites in the State of Washington. The Company owns a parcel of property in Yakima, Washington that is believed to contain elevated levels of pesticide and other contaminant residue as a result of onsite operations conducted by one or more former owners. The State of Washington has designated the property as a state hazardous waste site known as the "Yakima Valley Spray Site". The Company has been named by the State of Washington as a "potentially liable party" (PLP) under state law with respect to this site. The Company, together with eight other companies and persons, has formed a committee that has retained an environmental consultant. The process of site assessment on the Yakima Valley Spray Site is ongoing and, based upon the information currently available to the Company regarding the volume and nature of wastes present, the Company is unable to reasonably assess the potential investigation and clean-up costs, but the costs could be substantial. Although the Company has entered into an agreement with such other companies and persons under which the Company has assumed responsibility for 20% of the costs to investigate the site, no agreement among the parties with respect to clean-up costs has been entered into at the date of this Form 10-K.

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

           In addition, there will be costs associated with remedial measures to address the regional groundwater contamination issue. The process of site assessment on the Yakima Railroad Site is ongoing and, based upon the information currently available to the Company regarding the volume and nature of wastes present, the Company is unable to reasonably assess the potential investigation and clean-up costs, but the costs could be substantial. Moreover, the investigative and remedial costs incurred by the State can be imposed upon the Company and any other PLP as a joint and several liability. At the date of this Form 10-K, other than the indication of the expansion of the municipal water system, there has been no formal indication from the State of Washington of its intentions regarding future cost recoveries at the Yakima Railroad Site.

  Other

           The Company owns eight facilities that manufacture and assemble various components of the Company's equipment. In addition, the Company owns various facilities engaged in the maintenance and servicing of its equipment. Various individual properties owned and operated by the Company are subject to various state and local laws and regulations relating to the methods of disposal of solvents, tires, batteries, antifreeze, waste oils and other materials. Compliance with these requirements is monitored and enforced at the local level. Based upon information currently available to the Company, compliance with these local laws and regulations has not had, and is not expected to have, a material adverse effect on the Company's financial condition or operating results.

           The Company currently leases approximately 200 properties to various businesses. The Company has a policy of leasing properties subject to an environmental indemnification from the lessee for operations conducted by the lessee. It should be recognized, however, that such indemnifications do not cover pre-existing conditions and may be limited by the lessee's financial capabilities. In any event, to the extent that any lessee does not perform any of its obligations under applicable environmental laws and regulations, the Company may remain potentially liable to governmental authorities and other third parties for environmental conditions at the leased properties. Furthermore, as between the Company and its lessees, disputes may arise as to allocations of liability with respect to environmental conditions at the leased properties.

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

           The Company and its subsidiaries own property, plant and equipment that are utilized in the manufacture, repair and rental of U-Haul equipment and that provide offices for the Company. See Note 13 of Notes to Consolidated Financial Statements in Item 8 for information regarding the leasing obligations of the Company and its subsidiaries, including those under U-Haul TRAC leases. Such facilities exist throughout the United States and Canada. The majority of land and buildings used by U-Haul is owned in fee and is substantially unencumbered. In addition, U-Haul owns certain real estate not currently used in its operations. U-Haul operates over 1,000 U-Haul Centers (approximately 700 of which rent self-storage space), 8 manufacturing facilities, and 23 repair facilities.

                        ITEM  3.  LEGAL PROCEEDINGS

  Shoen Litigation

           Edward  J.  Shoen, James P. Shoen, Aubrey K.  Johnson,  John  M.
Dodds, and William E. Carty, who are current members of the Board of Directors of the Company and Paul F. Shoen, who is a former director are defendants in an action in the Superior Court of the State of Arizona, Maricopa County, entitled Samuel W. Shoen, M.D., et al. v. Edward J. Shoen,
                          -------------------------------------------------
et al., No. CV88-20139, instituted August 2, 1988 (the Shoen Litigation).
- ------
The Company was also a defendant in the action as originally filed, but the Company was dismissed from the action on August 15, 1994. The plaintiffs, who collectively hold 47.3% of the Company's common stock and who are all members of a stockholder group that is currently opposed to existing Company management have alleged, among other things, that certain of the individual plaintiffs were wrongfully excluded from sitting on the Company's Board of Directors in 1988 through the sale of Company common stock to certain key employees. That sale allegedly prevented the plaintiffs from gaining a majority position in the Company's voting stock and control of the Company's Board of Directors. The plaintiffs alleged various breaches of fiduciary duty and other unlawful conduct by the individual defendants and sought equitable relief, compensatory damages, punitive damages, and statutory post judgment interest.

           Based on the plaintiffs' theory of damages (that their stock has little or no current value), the Court ruled that the plaintiffs elected as their remedy in this lawsuit to transfer their shares of stock to the defendants upon the satisfaction of the judgment. On October 7, 1994, the jury determined that the defendants breached their fiduciary duties and such breach diminished the value of the plaintiffs' stock. The jury also determined the value of the plaintiffs' stock in 1988 to be $81.12 per share or approximately $1.48 billion. On February 2, 1995, the judge in this case granted the defendants' motion for remittitur or a new trial on the issue of damages. The judge determined that the value of the plaintiffs' stock in 1988 was $25.30 per share or approximately $461.8 million. On February 13, 1995, the plaintiffs filed a statement accepting the remittitur. The jury also awarded the plaintiffs $70 million in punitive damages against Edward J. Shoen. The judge ruled that this punitive damage award was excessive and granted Edward J. Shoen's motion for remittitur or a new trial on the issue of punitive damages. The judge reduced the award of punitive damages against Edward J. Shoen to $7 million. On February 13, 1995, the plaintiffs filed a statement accepting the remittitur reducing the punitive damage to $7 million. On February 21, 1995, judgment was entered against the defendants. On
March 23, 1995, Edward J. Shoen filed a notice of appeal with respect to the award of punitive damages and the plaintiffs have subsequently cross-appealed the judge's remittitur of the punitive damages.

           Pursuant to separate indemnification agreements, the Company has agreed to indemnify the defendants to the fullest extent permitted by law or the Company's Articles of Incorporation or By-Laws, for all expenses and damages, if any, incurred by the defendants in this proceeding, subject to certain exceptions. With respect to the defendants who have filed for protection under the federal bankruptcy laws (as described below), the extent of the Company's indemnification obligations may be an issue in the bankruptcy proceedings. Before the Company will have any indemnification obligations, the defendants must request indemnification from the Company and a determination must be made under Nevada law as to the validity of the indemnification claims. The defendants have not attempted to make demands upon or prosecute their indemnification claims against the Company. The Company reserves the right to contest the validity of any indemnification claims made by the defendants. The extent of the Company's obligations under the indemnification agreements, if any, cannot be reasonably estimated. No provision has been made in the Company's consolidated financial statements for any possible indemnification claims. If valid indemnification claims are made, the Company believes that it can fulfill any such indemnification obligations consistent with its existing credit agreements, or in the alternative, the Company may seek the waiver or amendment of certain of the provisions of one or more of its credit agreements when the indemnification obligations are determined. The Company believes, but no assurance can be given, that it can obtain any necessary waivers or amendments.

          Any attempted transfer of common stock from the plaintiffs to the defendants will implicate rights held by the Company. For example, pursuant to the Company's By-Laws, the Company has certain rights of first refusal with respect to the transfer of the plaintiffs' stock. In addition, the defendants' rights to acquire the plaintiffs' stock may present a corporate opportunity which the Company is entitled to exercise.

           On February 21, 1995, Edward J. Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds, and William E. Carty (the Director-Defendants) filed for protection under Chapter 11 of the federal bankruptcy laws, resulting in the issuance of an order automatically staying the execution of the judgment against those defendants. In late April 1995, the Director-Defendants, in cooperation with the Company, filed plans of reorganization in the United States Bankruptcy Court for the District of Arizona
(collectively,  the  Plan),   all of which propose  the  same  funding  and
treatment of the plaintiffs' claims resulting from the judgment in the Shoen Litigation.

           Under the Plan, the Director-Defendants will transfer (or cause to be transferred) to a trust (the Trust), property having a stipulated or adjudicated value in excess of $461.8 million. Each of the plaintiffs would receive a trust certificate representing an undivided, fractional beneficial interest in the Trust. The property transferred to the Trust is expected to consist of (i) approximately $300 million in Series B dividend paying non-voting cumulative preferred stock issued by the Company or one of its subsidiaries; (ii) a 1993 REMIC certificate held by the Company with a face value of $11.5 million evidencing a pool of 61 commercial mortgage loans which are secured by mortgages or deeds of trust on 60 self-storage properties; (iii) mortgage loans with an aggregate principal balance of approximately $109.9 million on property held by the Company, one or more of its subsidiaries, or two corporations affiliated with the Company; and (iv) real property held free and clear by the Company or its subsidiaries having a total fair value of approximately $50 million. Upon the funding of the Trust, the plaintiffs participating in the Trust will have their judgment satisfied and will be obligated to transfer their shares of common stock to the Company or its designee.

           Alternatively,  and  in  lieu of their respective  proportionate shares  of  the  property  to be transferred to  the  Trust,  each  of  the plaintiffs may elect to participate in a settlement and receive a discounted cash payment in full satisfaction of his or her claim (the Settlement). The Settlement provides for a cash fund of up to $350 million to be paid by the Company to satisfy the claims of all plaintiffs electing to participate in the Settlement. Any plaintiff electing to participate in the Settlement will receive a pro rata distribution of such fund based on the percentage of all of the plaintiffs' stock held by such plaintiff. Any plaintiff so electing will not participate in or be entitled to any interest in the Trust and the amount of property transferred to the Trust will be correspondingly reduced. The Company plans to fund the Settlement through its existing lines of credit, additional debt or equity issuances, asset sales or a combination of the foregoing. The Company will determine which financing source or sources to use to fund the Settlement based on, among other things, market conditions as they exist from time to time and the number of plaintiffs electing to participate in the Settlement. The Company is unable to estimate the amount or cost of the financing, if any, necessary to fund the Settlement. Upon receipt of the cash distribution pursuant to the Settlement, the plaintiffs electing to participate in the Settlement will be obligated to transfer their common stock to the Company or its designee.

           The Company expects the court to consider the Plan during 1995. However, there is no assurance that the Plan will be confirmed by the federal bankruptcy court or that the Plan as confirmed will operate as
described  above.   The Company's participation in the Plan is subject to
the approval of the Board of Directors. Because of the Plan's complexity and the alternatives provided to the plaintiffs under the Plan, and because the Plan has not yet been confirmed, the Company is unable to determine the Plan's impact on the Company's financial condition, results of operations, or capital expenditure plans. However, as a result of funding the Plan, the Company is likely to incur additional costs in the future in the form of dividends on preferred stock and/or interest on borrowed funds.

           No provision has been made in the Company's financial statements for any payments to be made to the plaintiffs or the Trust pursuant to the Plan. In addition, in the event any consideration paid by the Company for the plaintiffs' stock is in excess of the fair value of the stock received by the Company, the Company will be required to record an expense equal to that difference.

          On April 25, 1995, the Director-Defendants filed an action in the United States Bankruptcy Court for the District of Arizona entitled Edward
                                                                     ------
J.  Shoen,  et  al.  v. Leonard S. Shoen, et al., Case No. 95-1430-PHX-JMM,
- ------------------------------------------------
Adversary No. 95-284, seeking injunctive relief to prevent the Company from conducting its 1994 and 1995 annual meetings of stockholders until the Plan is confirmed and/or to prevent the plaintiffs from voting the common stock that they are required to transfer pursuant to the Shoen Litigation. The Director-Defendants alleged that despite the election by the plaintiffs to transfer their common stock and thereby disengage themselves from Company ownership, the plaintiffs have two members of their stockholder group nominated to fill two director positions which are scheduled for election at the 1994 annual meeting of stockholders. The Director-Defendants argued that it is inappropriate to base the plaintiffs' right to vote at stockholders  meetings on their record ownership of common stock  which  is the subject of the judgment in the Shoen Litigation. The Director-Defendants further alleged that if the Company is not enjoined from holding the 1994 and 1995 annual meetings until the Plan is confirmed and if the plaintiffs are not enjoined from voting their common stock, the plaintiffs are likely to elect up to half of the members of the Company's Board of Directors before the end of 1995 because the plaintiffs currently control more common stock than the stockholder group that supports existing Company management. The election of Board of Director nominees supported by the plaintiffs would be likely to disrupt the Company's ability to support and fund the Plan. Such disruption, the Director-Defendants alleged, would affect their ability to reorganize and would cause them substantial and irreparable injury. On June 8, 1995 the court enjoined the Company from conducting its 1994 and 1995 annual meetings of stockholders until an order is entered confirming or denying confirmation of the Plan, or until further order of the court.

  Arbitration Proceedings

           Sophia M. Shoen, Paul F. Shoen and the Company are parties to separate Share Repurchase and Registration Rights Agreements which require all disputes relating thereto to be resolved by arbitration. On April 8, 1994, Sophia M. Shoen and Paul F. Shoen commenced the dispute resolution process. Private arbitration proceedings pursuant to these agreements were convened on June 19, 1994. All of the claims asserted by Paul F. Shoen in the arbitration have been dismissed pursuant to a settlement agreement described in the following paragraph. In the arbitration, Sophia M. Shoen asserted that the Company has breached its obligations to her by failing to timely register the sale of her shares which were sold to the public in November 1994 and by failing to remove the right of first refusal on all of the Company's common stock. Sophia M. Shoen asserted that, as a consequence of this alleged breach, she was entitled to give notice of termination of a stockholder agreement among Edward J. Shoen, Mark V. Shoen, James P. Shoen, Paul F. Shoen, Sophia M. Shoen, certain trusts for the benefit of the foregoing, and the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan (the Stockholder Agreement). The Company disagrees with the above assertions. Sophia M. Shoen gave such notice of termination on July 11, 1994. The arbitration hearings concluded on August 21, 1994. It is unknown when the arbitration panel will render a decision. Mark V. Shoen, as a party to the Stockholder Agreement, has filed a lawsuit against Sophia M. Shoen to which the Company is not a party, seeking a declaratory judgment that the Stockholder Agreement has not been terminated and remains in full force and effect.

           The Company, the Company's Board of Directors, the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan (the
ESOP), and the trustees of the ESOP were defendants in an action in the United States District Court for the District of Nevada entitled Paul F.
                                                                   --------
Shoen v. AMERCO, et al., No. CV-N-94-0475-ECR, instituted July 19, 1994 and
- -----------------------
dismissed February 10, 1995. On February 9, 1995, Paul F. Shoen executed a settlement agreement with the Company and the other defendants resolving all of his claims in this case and in the arbitration described in the preceding paragraph. As part of the settlement, the Company agreed, among other things, to select and appoint independent trustees for the ESOP and to place Paul F. Shoen on management's slate of directors for the 1994 annual meeting of stockholders which was originally delayed by judicial order at the request of Paul F. Shoen.

  Securities Litigation

          The Company, certain members of the Company's Board of Directors, and others are defendants in actions currently pending in United States District Court for the District of Nevada entitled Sidney Wisotzky and
                                                      ---------------------
Dorothy  Wisotzky,  et al. v. Edward J. Shoen, et al., No.  CV-N-94-771-HDM
- -----------------------------------------------------
(filed October 28, 1994), Evan Julber v. Edward J. Shoen, et al., No. CV-N-
                          --------------------------------------
94-00811-HDM (filed November 16, 1994), and Anne Markin v. Edward J. Shoen,
                                            -------------------------------
et al., No. CV-N-94-00821-ECR (filed November 18, 1994).  The plaintiffs in
- ------
these cases, who claim to have purchased the Company's Series A 8 1/2% Preferred Stock, are seeking class action certification and are defining the class as all persons who purchased or otherwise acquired the Series A
8 1/2% Preferred Stock of the Company from October 14, 1993 through October 18, 1994, inclusive, and who sustained damage as a result of such
purchases.   The plaintiffs allege, among other things, that the defendants violated the federal securities laws by inflating the price of the Series A
8 1/2% Preferred Stock via false and misleading statements, concealing material adverse information, and taking other manipulative actions, and that the Prospectus for the Series A 8 1/2% Preferred Stock, certain Form 10-K and Form 10-Q filings made by the Company, and the Company's Notice and
Proxy   Statement  dated  July  8,  1994  contained  false  and  misleading statements and omissions regarding the Shoen Litigation. In addition, the Company and certain members of the Company's Board of Directors are defendants in an action currently pending in United States District Court for the District of Nevada entitled Bernard L. and Frieda Goldwasser, et
                                      -------------------------------------
al.  v. Edward J. Shoen, et al., No. CV-N-94-00810-ECR (filed November  16,
- -------------------------------
1994). The plaintiffs in this case allege derivatively on behalf of the Company, that the defendants breached their fiduciary duties to the Company and its stockholders by causing the Company to violate the federal securities laws, by concealing the financial responsibility of the Company for the claims asserted in the Shoen Litigation, by subjecting the Company to  adverse publicity, and by misusing their corporate control for personal
benefit.   In  addition,  the  plaintiffs  are  seeking  equitable   and/or
injunctive relief to prevent the defendants in this case from causing the Company to indemnify the defendants in the Shoen Litigation against their liability in that case. The plaintiffs in these cases are requesting unspecified compensatory damages as well as attorneys' fees and costs. The Company and the individual defendants deny the plaintiffs' allegations of wrongdoing and intend to vigorously defend themselves in these actions.

           The Company is a defendant in a number of suits and claims incident to the types of business it conducts and several administrative proceedings arising from state and local provisions that regulate the removal and/or cleanup of underground fuel storage tanks. It is the opinion of management that none of such suits, claims, or proceedings involving the Company, individually or in the aggregate, are expected to result in a material loss. See Item 1 - Business-Environmental Matters.


       ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

          The 1994 annual meeting of stockholders was originally delayed on July 20, 1994 by the United States District Court for the District of Nevada. In addition, on June 8, 1995 the United States Bankruptcy Court for the District of Arizona enjoined the Company from conducting its 1994 and 1995 annual meetings of stockholders until further order of the Court.


                                  PART II

ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

           As of June 26, 1995, there were 1,547 holders of record of the Company's common stock in comparison to 161 as of June 24, 1994.

           Prior to November 1994, no established public trading market existed for the Company's common stock. Since November 1994, the Company's common stock has been quoted on Nasdaq National Market (Nasdaq) under the symbol "AMOO". The following table sets forth the high and low closing prices of the common stock of AMERCO trading on Nasdaq for the periods indicated.

          For the Year Ended
            March 31, 1995            High       Low
          ------------------          --------------
          First quarter                 -         -
          Second quarter                -         -
          Third quarter                18      15 3/4
          Fourth quarter             22 1/2    17 3/8

           Cash dividends declared to the Company's stockholders of record for the two most recent fiscal years are as follows:

            Date                   Cash Dividend per Common Share
            ----                   ------------------------------
        August 3, 1993                        $ .0814

           The Company does not have a formal dividend policy. The Company's Board of Directors periodically considers the advisability of declaring and paying dividends in light of existing circumstances. The dividends paid during fiscal 1994 are not indicative of future dividends and there is no assurance that dividends on common stock will be declared in the future. See Note 5 of Notes to Consolidated Financial Statements in
Item 8 for a discussion of certain contractual restrictions on the Company's ability to pay dividends. See Note 19 of Notes to Consolidated Financial Statements in Item 8 for a discussion of certain statutory restrictions on Ponderosa's ability to pay dividends to the Company.

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

                              AMERCO AND CONSOLIDATED SUBSIDIARIES

                                ITEM 6.  SELECTED FINANCIAL DATA (4)<F30>


                                                                   For the Years Ended March 31,
                                                     ----------------------------------------------------------------
                                                     1995           1994           1993           1992           1991
                                                     ----           ----           ----           ----           ----
                                                              (in thousands, except per share data and ratios)
Summary of Operations:
Rental, net sales and other revenue          $   1,063,130        972,704        901,446        845,128        860,044
Premiums and net investment income                 177,733        162,151        139,465        126,756        126,620
                                                ----------     ----------     ----------     ----------     ----------
                                                 1,240,863      1,134,855      1,040,911        971,884        986,664
                                                ----------     ----------     ----------     ----------     ----------

Operating expense and cost of sales                783,933        735,841        697,700        661,229        668,149
Benefits, losses and amortization of
deferred acquisition costs                         144,303        130,168        115,969         99,091        126,626
Depreciation                                       151,409        133,485        110,105        109,641        114,589
Interest expense                                    67,762         68,859         67,958         76,189         80,815
                                                ----------     ----------     ----------     ----------     ----------
                                                 1,147,407      1,068,353        991,732        946,150        990,179
                                                ----------     ----------     ----------     ----------     ----------
Pretax earnings (loss) from operations              93,456         66,502         49,179         25,734         (3,515)
Income tax expense                                 (33,424)       (19,853)       (17,270)        (4,940)        (6,354)
                                                ----------     ----------     ----------     ----------     ----------
Earnings (loss) from operations before
extraordinary loss on early
extinguishment of debt and cumulative
effect of change in accounting
principle                                           60,032         46,649         31,909         20,794         (9,869)
Extraordinary loss on early
extinguishment of debt                                 -           (3,370)           -              -              -
Cumulative effect of change in
accounting principle                                   -           (3,095)           -              -              -
                                                ----------     ----------     ----------     ----------     ----------

Net earnings (loss)                          $      60,032         40,184         31,909         20,794         (9,869)
                                                ==========     ==========     ==========     ==========     ==========

Earnings (loss) from operations before
extraordinary loss on early
extinguishment of debt and cumulative
effect of change in accounting
principle per common share (3)<F3>           $        1.23           1.06            .83            .53           (.25)
Net earnings (loss) per common share (3)<F3>          1.23            .89            .83            .53           (.25)
Weighted average common shares
outstanding (2)<F2>                             38,190,552     38,664,063     38,664,063     38,880,069     39,213,080
Cash dividends declared                             12,964          7,900          1,994            -            1,176
Ratio of earnings to fixed charges (1)<F1>            1.87           1.64           1.45           1.21            -(1)<F1>

                              AMERCO AND CONSOLIDATED SUBSIDIARIES

                          ITEM 6.  SELECTED FINANCIAL DATA (4)<F30>, continued


                                                                                 As of March 31,
                                                     ----------------------------------------------------------------
                                                     1995           1994           1993           1992           1991
                                                     ----           ----           ----           ----           ----
                                                                                  (in thousands)
Balance Sheet Data:
Total property, plant and
  equipment, net                             $   1,274,246      1,174,236        989,603        987,095      1,040,342
Total assets                                     2,605,989      2,344,442      2,024,023      1,979,324      1,822,977
Notes and loans payable                            881,222        723,764        697,121        733,322        804,826
Stockholders' equity                               686,784        651,787        479,958        451,888        435,180

<F1>
(1) For purposes of computing the ratio of earnings to fixed charges, "earnings" consists of pretax earnings from operations plus total fixed charges excluding interest capitalized during the period and "fixed charges"
    consists of interest expense, preferred stock dividends, capitalized interest, amortization of debt expense and discounts and one-third  of the Company's annual rental expense (which the Company believes is a reasonable approximation of the interest factor of such rentals).  For the year ended March 31, 1991, pretax earnings were not sufficient to cover fixed charges by an amount of $4.2 million.
<F2>
(2) Reflects the adoption of Statement of Position 93-6, "Employer's Accounting for Employee Stock Ownership Plans."
<F3>
(3) For the fiscal year ended March 31, 1995 and 1994, Earnings (loss) and net earnings per common share were computed after giving effect to the dividend on the Company's Series A 8 1/2% preferred stock.
<F30>
(4) See "Item 3.  Legal Proceedings" and "Item 7.  Management Discussion and Analysis of Financial Condition and
    Results of Operations - Liquidity and Capital Resources - Credit Agreements" for a discussion of material uncertainties.

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

           For financial statement preparation, the Company's insurance subsidiaries report on a calendar year basis while the Company reports on a fiscal year basis ending March 31. Accordingly, with respect to the Company's insurance subsidiaries, any reference to the years 1994, 1993, and 1992 corresponds to the Company's fiscal years 1995, 1994, and 1993, respectively. There have been no events related to such subsidiaries between January 1 and March 31 of 1995, 1994, or 1993 that would materially affect the Company's consolidated financial position or results of operations as of and for the fiscal years ended March 31, 1995, 1994, and 1993, respectively.

          The following management's discussion and analysis should be read in conjunction with Notes 1, 19, and 20 of Notes to Consolidated Financial Statements in Item 8, which discuss the principles of consolidation, summarized consolidated financial information, and industry segment and geographic area data, respectively. In consolidation, all intersegment premiums are eliminated and the benefits, losses, and expenses are retained by the insurance companies.

RESULTS OF OPERATIONS

          FISCAL YEARS ENDED MARCH 31, 1995, 1994, and 1993

           The following table shows industry segment data from the Company's three industry segments, rental operations, life insurance, and property and casualty insurance, for the fiscal years ended March 31, 1995, 1994, and 1993. Rental operations is composed of the operations of U-Haul and AREC. Life insurance is composed of the operations of Oxford. Property and casualty insurance is composed of the operations of RWIC.

                                             Property/  Adjustments
                        Rental       Life    Casualty       and
                      Operations  Insurance  Insurance  Eliminations Consolidated
                      ----------  ---------  ---------  ------------ ------------
                                           (in thousands)
1995
Revenues:
  Outside             $1,056,874     39,347     144,642         -      1,240,863
  Intersegment               (42)     1,444      20,657     (22,059)         -
                       ---------    -------     -------    --------    ---------
       Total revenues $1,056,832     40,791     165,299     (22,059)   1,240,863
                       =========    =======     =======    ========    =========
Operating profit      $  128,278      9,824      23,074          42      161,218
                       =========    =======     =======    ========
Interest expense                                                          67,762
                                                                       ---------
Pretax earnings from
  operations                                                              93,456
                                                                       =========
Identifiable assets   $1,827,995    479,778     579,821    (281,605)   2,605,989
                       =========    =======     =======    ========    =========


1994
Revenues:
  Outside             $  965,839     31,357     137,659         -      1,134,855
  Intersegment              (357)     2,834      18,862     (21,339)         -
                       ---------    -------     -------    --------    ---------
       Total revenues $  965,482     34,191     156,521     (21,339)   1,134,855
                       =========    =======     =======    ========    =========
Operating profit      $  106,248      9,106      20,705        (698)     135,361
                       =========    =======     =======    ========
Interest expense                                                          68,859
                                                                       ---------
Pretax earnings from
  operations                                                              66,502
                                                                       =========
Identifiable assets   $1,593,044    461,464     550,795    (260,861)   2,344,442
                       =========    =======     =======    ========    =========

                                             Property/  Adjustments
                        Rental       Life    Casualty       and
                      Operations  Insurance  Insurance  Eliminations Consolidated
                      ----------  ---------  ---------  ------------ ------------
                                           (in thousands)
1993
Revenues:
  Outside             $  891,599     33,619     115,693         -      1,040,911
  Intersegment               -        2,630      18,402     (21,032)         -
                       ---------    -------     -------    --------    ---------
       Total revenues $  891,599     36,249     134,095     (21,032)   1,040,911
                       =========    =======     =======    ========    =========
Operating profit      $   88,581     12,325      16,231         -        117,137
                       =========    =======     =======    ========
Interest expense                                                          67,958
                                                                       ---------
Pretax earnings from
  operations                                                              49,179
                                                                       =========
Identifiable assets   $1,377,386    472,669     422,079    (248,111)   2,024,023
                       =========    =======     =======    ========    =========

FISCAL YEAR ENDED MARCH 31, 1995 VERSUS FISCAL YEAR ENDED MARCH 31,
1994

U-HAUL OPERATIONS

           U-Haul revenues consist of (i) total rental and other revenue and (ii) net sales. Total rental and other revenue increased by $78.2 million, approximately 9.7%, to $887.6 million in fiscal 1995. The increase from fiscal 1994 is primarily attributable to a $68.6 million increase in net revenues from the rental of moving related equipment. Moving related revenues benefited from transactional (volume) growth within the truck and trailer fleets. Revenues from the rental of self-storage facilities increased by $9.7 million to $80.2 million in fiscal 1995, an increase of approximately 13.8%. Storage revenues continue to be positively impacted by additional rentable square footage and higher average rental rates. Other revenue categories decreased in the aggregate by $0.1 million, with declines in general rental item revenues and other miscellaneous revenues, offset by increases in interest income and gains on the sale of property, plant and equipment.

           Net sales were $170.2 million in fiscal 1995 which represents an increase of approximately 9.1% from fiscal 1994 net sales of $156.0 million. Revenue growth from moving support sale items (i.e., boxes, etc.), hitches and propane resulted in an $11.2 million increase, offset by a $1.9 million decrease in revenue from gasoline sales consistent with the Company's ongoing efforts to remove underground storage tanks and gradually discontinue gasoline sales.

           Cost of sales was $93.5 million in fiscal 1995, as compared to $92.2 million in fiscal 1994. The decrease in cost of sales reflects a reduction in the provision for obsolete inventory between the two years due to management's continued emphasis on disposing of such inventory, including the complete liquidation of RV parts inventory during fiscal 1994. The decrease is also reflective of improved margins on hitch sales. Increased material costs from the sale of moving support sale items and propane, which can be primarily attributed to higher sales levels, partially offset these decreases.

           Operating expenses increased to $683.7 million in fiscal 1995 from $633.6 million in fiscal 1994, an increase of approximately 7.9%. The change from the prior year reflects a $36.9 million increase in rental equipment maintenance costs. Efforts to minimize downtime, an increase in fleet size and higher transaction levels are primarily responsible for the increase. Lease expense declined by $17.9 million to $66.5 million reflecting lease terminations, lease restructuring, and lower finance costs on new leases originated during the past two years. All other operating expense categories increased in the aggregate by $31.0 million, approximately 8.3%, to $402.5 million. These increases are consistent with the growth in revenues.

           Depreciation expense during fiscal 1995 was $151.4 million as compared to $133.5 million in the prior year, reflecting the increase in fleet size and real property acquisitions.

OXFORD - LIFE INSURANCE

            Premiums from Oxford's reinsurance lines before intercompany eliminations were $17.4 million for the year ended December 31, 1994, an increase of $1.6 million, approximately 10.1% over 1993 and accounted for 73.8% of Oxford's premiums in 1994. These premiums are primarily from term life insurance and matured deferred annuity contracts. Increases in premiums are primarily from the anticipated increase in annuitizations as a result of the maturing of deferred annuities.

           Premiums from Oxford's direct lines before intercompany eliminations were $6.2 million in 1994, an increase of $4.2 million, or 210% from the prior year. This increase in direct premium revenues is primarily attributable to Oxford's entrance into the credit life and credit accident and health business ($4.4 million in premium revenues). Oxford's direct business related to group life and disability coverage issued to employees of AMERCO and its subsidiaries for the year ended December 31, 1994 accounted for approximately 7.2% of premiums. Other direct lines, including the credit business, accounted for approximately 19.0% of Oxford's premiums in 1994.

           Net investment income before intercompany eliminations was $14.1 million and $12.6 million for the years ended December
31, 1994 and 1993, respectively. This increase is due to increasing margins on the interest sensitive business. Gains on the disposition of fixed maturity investments were $1.3 million and $2.1 million for 1994 and 1993, respectively. Oxford had $1.9 million and $1.8 million of other income for 1994 and 1993, respectively.

          Benefits and expenses incurred were $31.0 million for the year ended December 31, 1994, an increase of 27.0% over 1993.
Comparable benefits and expenses incurred for 1993 were $24.4 million. This increase is primarily due to the increase in reserves caused by the increase in annuitizations discussed above.

            Operating profit before intercompany eliminations decreased by $0.1 million, or approximately 1.0%, in 1994 to $9.7 million, primarily due to the decrease in gains on sale of fixed maturity investments. Such decrease was partially offset by the increasing margins on the interest sensitive business.


RWIC - PROPERTY AND CASUALTY

           RWIC gross premium writings for the year ended December 31, 1994 were $179.2 million as compared to $175.1 million in 1993. This represents an increase of $4.1 million, or 2.3%. As in prior years, the rental industry market accounts for a significant share of total premiums, approximately 42.8% and 36.6% in 1994 and 1993, respectively. These writings include U-Haul customers, fleetowners and U-Haul as well as other rental industry insureds with similar characteristics. Growth is also occurring in selected general agency lines. These premiums accounted for approximately 15.1% of gross written premiums for 1994, compared to 12.9% in 1993. RWIC continues underwriting professional reinsurance via broker markets, and premiums in this area decreased in 1994 to $58.3 million, or 32.5% of total gross premiums, from comparable 1993 figures of $70.2 million, or 40.1% of total premiums.

           Net earned premiums increased $8.0 million, or 6.38% to $133.4 million for the year ended December 31, 1994, compared with premiums of $125.4 million for the year ended December 31, 1993. The premium increase was primarily due to planned increased writings in the rental industry and general agency lines.

           Underwriting expenses incurred were $142.1 million for the twelve months ended December 31, 1994, an increase of $5.6 million, or 4.1% over 1993. Comparable underwriting expenses incurred for 1993 were $136.5 million. The increase in underwriting expenses is due to the larger premium volume being written in 1994, which increased acquisition costs and commensurate reserves. The ratio of underwriting expenses to net earned premiums decreased from 1.09 in 1993 to 1.07 in 1994. This improvement is primarily attributable to improved loss experience combined with continued market rate strength which affects the Company's assumed reinsurance area.

           Net investment income was $29.0 million for the year ended December 31, 1994, an increase of 5.8% over 1993 net investment income of $27.4 million. The increase is due to an increased asset base generated from larger premium volume.

           RWIC completed 1994 with income before taxes before intercompany eliminations of $23.2 million as compared to $19.9 million for the comparable period ended December 1993. This represents an increase of $3.3 million or 16.6% over 1993. Improved underwriting results in the Company's assumed reinsurance area was offset by declines in its workers' compensation and rental industry liability lines.

INTEREST EXPENSE

           Interest expense decreased by $1.0 million to $67.8 million in fiscal 1995, as compared to $68.8 million in fiscal 1994. While average debt levels outstanding increased, the decrease in interest expense reflects a reduction in the average cost of funds.

RESULTS OF OPERATIONS - CONSOLIDATED GROUP

           As a result of the foregoing, pre-tax earnings of $93.5 million were realized in fiscal 1995 as compared to $66.5 million in fiscal 1994. After providing for income taxes, net earnings for fiscal 1995 were $60.0 million as compared to $40.2 million for the same period of the prior year. The consolidated results for the prior year reflect a cumulative effect adjustment resulting from the adoption of Statement of Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" and extraordinary costs associated with early extinguishment of debt.


FISCAL YEAR ENDED March 31, 1994 VERSUS FISCAL YEAR ENDED MARCH 31,
1993

U-HAUL OPERATIONS

           U-Haul revenues consist of (i) total rental and other revenue and (ii) net sales. Total rental and other revenue increased by $63.3 million, approximately 8.5%, to $809.4 million in fiscal 1994. The increase from fiscal 1993 is primarily attributable to a $52.2 million increase in net revenues from the rental of moving related equipment, which benefited from transactional (volume) growth reflecting higher utilization and rental fleet expansion. Revenues from the rental of self-storage facilities increased by $6.6 million to $70.5 million in fiscal 1994, an increase of approximately 10.3%. Storage revenues were positively impacted by additional rentable square footage, higher average occupancy levels, and higher average rental rates. All other revenue categories increased in the aggregate by $8.7 million during fiscal 1994 which primarily reflects increases in gains on note sales of approximately $5.0 million and interest income.

           Net sales revenues were $156.0 million in fiscal 1994, which represented an increase of approximately 7.2% from fiscal 1993 net sales of $145.5 million. Revenue from the sale of hitches, moving support items (i.e., boxes, etc.), and propane increased $10.7 million during fiscal 1994.

           Cost of sales was $92.2 million in fiscal 1994, which represented a decrease of approximately 1.0% from fiscal 1993. The reduction in fiscal 1994 reflects a combination of the absence of recreational vehicle sales, reduced levels of outside repairs and a reduction in inventory adjustments which fully offset increased material costs corresponding to the increase in hitch, moving support and propane sales.

           Operating expenses increased to $633.6 million in fiscal 1994 from $599.8 million in fiscal 1993, an increase of approximately 5.6%. The change from the prior year reflects increases in almost all major expense categories with the exception of lease expense for equipment. Rental equipment maintenance costs increased by $27.4 million reflecting fleet expansion, higher utilization, a marginal increase in the age of the fleet and increased emphasis on maximizing rental equipment available to rent by reducing downtime. Lease expense for equipment declined from $117.6 million in fiscal 1993 to $82.9 million in fiscal 1994, a decrease of approximately 29.5%, reflecting lease terminations, lease restructuring and lower finance costs on new leases originated during fiscal 1994. All other operating expense categories increased in the aggregate by $41.1 million, approximately 12.4%, to $373.0 million which is primarily attributable to higher levels of rental and sales activity.

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

           Premiums from Oxford's direct lines before intercompany eliminations were $2.0 million in 1993, a decrease of $1.0 million (33%) from the prior year. The decrease is primarily attributable to an experience refund incurred on the Company's group life insurance business. Oxford's direct lines are principally related to the underwriting of group life and disability income. Insurance on the lives of the employees of AMERCO and its subsidiary companies accounted for approximately 6.3% of Oxford's premiums in 1993. Other direct lines accounted for approximately 5.0% of Oxford's premiums in 1993.

           Net investment income before intercompany eliminations was $12.6 million and $11.5 million for the years ended December 31, 1993 and 1992, respectively. The increase was primarily due to a decrease in interest credited to policyholders because of the increase in annuitizations. Gains on the disposition of fixed maturity investments were $2.1 million and $4.7 million for the years ended December 31, 1993 and 1992, respectively. Oxford had $1.8 million and $2.2 million of other income, for 1993 and 1992, respectively.

          Benefits and expenses incurred were $24.4 million for the year ended December 31, 1993, an increase of 5.2% over 1992.
Comparable benefits and expenses incurred for 1992 were $23.2 million. This increase is primarily due to the increase in annuitizations discussed above.

            Operating   profit before intercompany   eliminations
decreased by $3.4 million, approximately 25.8%, in 1993 to $9.8 million, primarily due to the decrease in gains on fixed maturity investments.

RWIC - PROPERTY AND CASUALTY

           RWIC gross premium writings for the year ended December 31, 1993 were $175.1 million, compared to $155.2 million in 1992, an increase of approximately 12.8%. The rental industry market accounted for a significant share of these premiums, approximately 37% and 40% in 1993 and 1992, respectively. These writings include U-Haul customers, fleetowners and U-Haul as well as other rental industry insureds with similar characteristics. Selected general agency lines, principally commercial multiple peril, surety and excess workers' compensation and casualty accounted for 8.1%, 3.2% and 5.4%, respectively, of gross premium writings in 1993, compared to approximately 15.4%, 2.8% and 11.9%, respectively, in 1992. RWIC also underwrites reinsurance via broker markets, and gross premiums in this area increased from $51.5 million in 1992 to $70.2 million in 1993 due to favorable market conditions.

             Net earned premiums increased $24.3 million, approximately 24%, to $125.4 million for the year ended December 31, 1993. This compares with net earned premiums of $101.1 million for the year ended December 31, 1992. The premium increase was primarily due to increased writings in the reinsurance area, along with growth in the excess workers' compensation line of RWIC's general agency business. These planned increases are due to strong rates and reduced capacity in the reinsurance market and increased marketing emphasis on the long standing presence in the excess workers' compensation market.

           Underwriting expenses incurred were $135.6 million for the year ended December 31, 1993, an increase of $17.8 million, approximately 15.1%, over 1992. Comparable underwriting expenses incurred for 1992 were $117.8 million. Higher underwriting expenses are due to larger premium volumes being written in 1993 which increased acquisition costs and commensurate reserves. The ratio of underwriting expenses to net premiums earned improved from
1.17 in 1992 to 1.08 in 1993. This improvement was primarily attributable to improved loss experience in the Company's assumed reinsurance area, including the lack of catastrophic losses such as those related to Hurricane Andrew in 1992, as well as the previously mentioned strength in rates.

           Net investment income was $27.4 million in 1993, a decrease of approximately 6.5%, as compared to 1992 net investment income of $29.3 million. This decrease is due primarily to lower rates available in the high quality fixed income market. RWIC's net realized gain on the sale of investments was $2.1 million and $0.7 million in 1993 and 1992, respectively, while other income totaled $1.4 million and $2.9 million, respectively.

           RWIC completed 1993 with income before tax expense before intercompany eliminations of $19.9 million as compared to $15.5 million for the comparable period ended December 1992.
This represents an increase of $4.4 million, or 28.4% over 1992. The increase is due to a combination of better underwriting results and unplanned gains on bond calls.

INTEREST EXPENSE

           Interest expense was $68.8 million in fiscal 1994, as compared to $68.0 million in fiscal 1993. The increase reflects higher average levels of debt outstanding (See "Liquidity and Capital Resources"), a higher proportion of fixed rate debt, and a lengthening of maturities offset by lower cost of funds.

EXTRAORDINARY LOSS ON EXTINQUISHMENT OF DEBT

           During the first and third quarters of fiscal 1994, the Company extinguished $25.2 million of its medium-term notes originally due in fiscal 1995 through 2000. The weighted average rate of the notes purchased was 9.34%. The purchase resulted in an extraordinary charge of $1.9 million, net of $1.0 million of tax benefit.

           During the fourth quarter of fiscal 1994, the Company terminated swaps with a notional value of $77.0 million originally due in fiscal 1995. The terminations resulted in an extraordinary charge of $1.5 million, net of $0.8 million of tax benefit.

RESULTS OF OPERATIONS - CONSOLIDATED GROUP

           As a result of the foregoing, pre-tax earnings of $66.5 million were realized in fiscal 1994 as compared to $49.2 million in fiscal 1993. After providing for income taxes, extraordinary costs associated with the early extinguishment of debt and the cumulative effect of a change in accounting principle, net earnings for fiscal 1994 were $40.2 million as compared to $31.9 million in fiscal 1993.

QUARTERLY RESULTS

          The following table presents unauditied quarterly results for the eight quarters in the period beginning April 1, 1993 and ending March 31, 1995. The Company believes that all necessary adjustments have been included in the amounts stated below to
present   fairly,   and  in  accordance  with  generally   accepted
accounting principles, the selected quarterly information when read
in   conjunction   with   the  consolidated   financial   statements
incorporated  herein  by  reference.   The  Company's  results   of
operations have historically fluctuated from period to period, including on a quarterly basis. In particular, the Company's U-Haul business is seasonal and a majority of the Company's revenues and substantially all of its net earnings from its U-Haul business are generated in the first and second quarters of each fiscal year (April through September). The operating results for the periods presented are not necessarily indicative of results for any future period.

                                                Quarter Ended
                                ---------------------------------------------
                                June 30,   Sept. 30,   Dec. 31,     March 31,
                                  1994       1994        1994          1995
                                --------   ---------   --------     ---------
                         (in thousands, except per share data)
Total revenues                  $323,578   $361,115    $295,888      $260,282
Net earnings (loss)               29,413     40,071       1,907       (11,359)
Net earnings (loss) per
common share (1)(2)<F4><F5>          .71       1.00        (.04)         (.44)


                                                Quarter Ended
                                ---------------------------------------------
                                June 30,   Sept. 30,   Dec. 31,     March 31,
                                  1993       1993        1993          1994
                                --------   ---------   --------     ---------
                                      (in thousands, except per share data)
Total revenues                  $291,348   $324,968    $267,448      $251,091
Net earnings (loss)               17,359     30,601       1,799        (9,575)
Net earnings (loss) per
common share (1)<F4>                 .45        .79        (.02)         (.33)

________________
<F4>
(1)For the quarters ended December 31, 1993, March 31, June 30, September 30, December 31, 1994 and March 31, 1995, net earnings (loss) per common share amounts were computed after giving effect to the dividend on the Company's Series A 8 1/2% Preferred Stock.
<F5>
(2)Reflects the adoption of Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plan."

LIQUIDITY AND CAPITAL RESOURCES

U-HAUL OPERATIONS

           To meet the needs of its customers, U-Haul must maintain a large inventory of fixed asset rental items. At March 31, 1995, net property, plant and equipment represented approximately 69.7% of total U-Haul assets and approximately 48.9% of consolidated assets. In fiscal 1995, capital expenditures were $435.0 million as compared to $530.5 million in fiscal 1994, reflecting expansion of the rental fleet in both periods, purchase of trucks previously leased, and increases in the available square footage in self-
storage operations. The capital needs required to fund these acquisitions were funded with internally generated funds from operations, debt, and equity financings.

           Cash flows from operating activities were $176.6 million in fiscal 1995, as compared to $163.8 million in fiscal 1994. The increase results from an increase in net earnings and depreciation and amortization.

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

           Cash provided/(used) by operating activities were $28.9 million, $22.4 million, and $(2.1) million for the years ended December 31, 1994, 1993, and 1992, respectively. In 1994, cash flows from financing activities of new reinsurance agreements were approximately $26.0 million. During 1993 and 1992, there were no cash flows from financing activities related to new reinsurance agreements. In addition to cash flows from operating and financing activities, a substantial amount of liquid funds is available through Oxford's short-term portfolio. At December 31, 1994 and 1993, short-term investments amounted to $11.8 million and $8.4 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

           Stockholder's equity of Oxford, excluding investment in RWIC (in prior years), decreased to $85.6 million in 1994 from $86.9 million in 1993. During 1994, Oxford paid cash dividends of $4.9 million to Ponderosa. Ponderosa now holds 100% of the common stock of RWIC as a result of a property dividend made by Oxford on June 30, 1994.

           Applicable laws and regulations of the State of Arizona require the Company's insurance subsidiaries to maintain minimum capital determined in accordance with statutory accounting practices. With respect to Oxford, such amount is $400,000. In addition, the amount of dividends that can be paid to stockholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. As a result of the dividend of the RWIC common stock on June 30, 1994, the State of Arizona must approve future dividends made through June 30, 1995. These restrictions are not expected to have a material adverse effect on the ability of the Company to meet its cash obligations.

RWIC - PROPERTY AND CASUALTY

           Cash flows from operating activities were $28.8 million and $15.7 million for the years ended December 31, 1994 and 1993, respectively. The increase is primarily attributable to increased premium writings.

           RWIC's short-term investment portfolio was $7.5 million at December 31, 1994. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs. This balance also reflects funds in transition from maturity proceeds to long-term investments. The structure of the long-term portfolio is designed to match future cash needs. Capital and operating budgets allow RWIC to accurately schedule cash needs.

            RWIC maintains a diversified investment portfolio, primarily in bonds at varying maturity levels. Approximately 95.5% of the portfolio consists of investment grade securities. The maturity distribution is designed to provide sufficient liquidity to meet future cash needs. Current liquidity is adequate, with current invested assets equal to 95.7% of total liabilities.

           Stockholder's equity increased 1.8% from $165.1 million at December 31, 1993 to $168.1 million at December 31, 1994. RWIC considers current stockholder's equity to be adequate to support future growth and absorb unforeseen risk events. RWIC does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions. RWIC paid stockholder dividends of $9.7 million during the third quarter of 1994.

           Applicable laws and regulations of the State of Arizona require the Company's insurance subsidiaries to maintain minimum capital determined in accordance with statutory accounting practices. With respect to RWIC, such amount is $1,000,000. In addition, the amount of dividends that can be paid to stockholders by insurance companies domiciled in the State of Arizona is
limited.   Any  dividend  in  excess of the  limit  requires  prior
regulatory approval.

CONSOLIDATED GROUP

           At March 31, 1995, total notes and loans payable outstanding was $881.2 million as compared to $723.8 million at March 31, 1994. This increase reflects the expansion in the rental fleet and self-storage operation.

           During each of the fiscal years ending March 31, 1996, 1997, and 1998, U-Haul estimates gross capital expenditures will average approximately $350 million as a result of the expansion of the rental truck fleet and self-storage operation. This level of capital expenditures, combined with an average of approximately $100 million in annual long-term debt maturities during this same period, are expected to create annual average funding needs of approximately $430 million. Management estimates that U-Haul will fund approximately 60% of these requirements with internally generated funds, including proceeds from the disposition of older trucks and other asset sales. The remainder of the required capital expenditures are expected to be financed through existing credit facilities, new debt placements, and equity offerings. Also, see "Legal Proceedings" for discussion of potential additional funding requirements.

CREDIT AGREEMENTS

          The Company's operations are funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes, and revolving lines of credit with domestic and foreign banks. Principally to finance its fleet of trucks and trailers, the Company routinely enters into sale and leaseback transactions. As of March 31, 1995, the Company had $881.2 million in total notes and loans payable outstanding and unutilized committed lines of credit of approximately $257.0 million.

           Certain of the Company's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, maintaining certain financial ratios, and placing certain additional liens on its properties and assets. These agreements also contain other provisions, including a discussion of "change in control." See "Legal Proceedings" as it relates to the Company's credit agreements. In addition, these credit agreements contain provisions that could result in a required prepayment upon a "change in control" of the Company.

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

STOCKHOLDER LITIGATION

           As disclosed in "Legal Proceedings," a judgment has been entered in the Shoen Litigation against five of the Company's current directors and one former director. As a result of the judgment, the plaintiffs in the action are required to transfer their common stock to the defendants in exchange for approximately $461.8 million. The Company has agreed to indemnify the defendants to the fullest extent permitted by law or the Company's Articles of Incorporation or By-Laws for all expenses and damages, if any, incurred by the defendants in this proceeding, subject to certain exceptions. The five director-defendants have filed for protection under Chapter 11 of the federal bankruptcy laws and have filed, in cooperation with the Company, plans of reorganization (collectively, the Plan), all of which propose the same funding and treatment of the plaintiffs' claims resulting from the judgment in the Shoen Litigation.

          Under the Plan, the Director-Defendants will transfer (or cause to be transferred) to a trust (the Trust), property having a
stipulated or adjudicated value in excess of $461.8 million.   Each
of the plaintiffs would receive a trust certificate representing an
undivided,  fractional  beneficial  interest  in  the  Trust.   The
property transferred to the Trust is expected to consist of (i) approximately $300 million in Series B dividend paying non-voting cumulative preferred stock issued by the Company or one of its subsidiaries; (ii) a 1993 REMIC certificate held by the Company with a face value of $11.5 million evidencing a pool of 61 commercial mortgage loans which are secured by mortgages or deeds of trust on 60 self-storage properties; (iii) mortgage loans with an aggregate principal balance of approximately $109.9 million on property held by the Company, one or more of its subsidiaries, or two corporations affiliated with the Company; and (iv) real property held free and clear by the Company or its subsidiaries having a total fair value of approximately $50 million. Upon the funding of the Trust, the plaintiffs participating in the Trust will have their judgment satisfied and will be obligated to transfer their shares of common stock to the Company or its designee.

            Alternatively, and in lieu of their respective proportionate shares of the property to be transferred to the Trust, each of the plaintiffs may elect to participate in a settlement and receive a discounted cash payment in full
satisfaction   of  his  or  her  claim  (the Settlement).    The
Settlement provides for a cash fund of up to $350 million to be paid by the Company to satisfy the claims of all plaintiffs electing to participate in the Settlement. Any plaintiff electing to participate in the Settlement will receive a pro rata distribution of such fund based on the percentage of all of the plaintiffs' stock held by such plaintiff. Any plaintiff so electing will not participate in or be entitled to any interest in the Trust and the amount of property transferred to the Trust will be correspondingly reduced. The Company plans to fund the Settlement through its existing lines of credit, additional debt or equity issuances, asset sales or a combination of the foregoing. The Company will determine which financing source or sources to use to fund the Settlement based on, amoung other things, market conditions as they exist from time to time and the number of plaintiffs electing to participate in the Settlement. The Company is unable to estimate the amount or cost of the financing, if any, necessary to fund the Settlement. Upon receipt of the cash distribution pursuant to the Settlement, the plaintiffs electing to participate in the Settlement will be obligated to transfer their common stock to the Company or its designee.

           The Company expects the court to consider the Plan during 1995. However, there is no assurance that the Plan will be confirmed by the federal bankruptcy court or that the Plan as confirmed will operate as described above. The Company's participation in the Plan is subject to the approval of the Board of Directors. Because of the Plan's complexity and the alternatives provided to the plaintiffs under the Plan, and because the Plan has not yet been confirmed, the Company is unable to determine the Plan's impact on the Company's financial condition, results of operations, or capital expenditure plans. However, as a result of funding the Plan, the Company is likely to incur additional costs in the future in the form of dividends on preferred stock and/or interest on borrowed funds. See Item 3 - Legal Proceedings.

OTHER
           Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", was issued by the Financial Accounting Standards Board in May 1993. This standard is effective for years beginning after December 15, 1994. The standard requires that an impaired loan's fair value be measured and compared to the recorded investment in the loan. If the fair value of the loan is less than the recorded investment in the loan, a valuation allowance is established. The Company will adopt this statement in the first quarter of fiscal 1996. The Company believes that the adoption will have no material impact on its financial condition or result of operations.

           Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" was issued by the Financial Accounting Standards Board in May 1993. This standard requires classification of debt securities into one of the following three categories based on management's intention with regard to such securities: held-to-maturity, available-for-sale and trading. Securities classified as held-to-maturity are recorded at cost adjusted for the amortization of premiums or accretion of discounts while those classified as available-for-sale are recorded at fair value with unrealized gains or losses reported on a net basis in a separate component of shareholders' equity. Securities classified as trading are recorded at fair value with unrealized gains or losses reported on a net basis in income. The Company (excluding RWIC) adopted the standard effective fiscal 1995, except for RWIC which adopted the standard effective December 31, 1993. The net unrealized loss of approximately $6,483,000 is reflected as a separate component of shareholders' equity. The Company does not currently maintain a trading portfolio.

           Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," was issued by the Financial Accounting Standards Board in March 1995. This standard is effective for fiscal years beginning after December 15, 1995, and establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. The Company has not completed an evaluation of the effect of this standard.

           Statement of Position 93-7, "Reporting on Advertising Costs", was issued by the Accounting Standards Executive Committee in December 1993. This statement of position provides guidance on financial reporting on advertising costs in annual financial statements. The statement of position requires reporting advertising costs as expenses when incurred or when the advertising takes place, reporting the costs of direct-response advertising, and amortizing the amount of direct-response advertising reported as assets. This statement of position is effective for financial statements for years beginning after June 15, 1994. The Company currently matches certain advertising costs with revenue generated in future periods. The Company will adopt this statement in the first quarter of fiscal 1996. The Company believes that the adoption will have no material impact on its financial condition or results of operations.

           Other pronouncements issued by the Financial Accounting Standards Board with future effective dates are either not applicable or not material to the consolidated financial statements of the Company

IMPACT OF INFLATION

           Inflation has had no material financial effect on the Company's results of operations in the years discussed.

       ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The Report of Independent Accountants and Consolidated Financial Statements of the Company, including the notes to such statements, are set forth on pages 60 through 113, and are hereby incorporated herein.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURES

           The Registrants have had no disagreements with their independent accountants in regard to accounting and financial disclosure and have not changed their independent accountants in the 24 months prior to date of filing.


                             PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

          Directors and/or Executive Officers of the Registrants as of June 26, 1995 were:

      Name                Age                Office
      ----                ---                -----

Edward J. Shoen           46   Chairman of the Board and
                                President of AMERCO and U-Haul
Mark V. Shoen             44  Director of AMERCO and U-Haul
James P. Shoen            35  Vice President of AMERCO;
                               Director of AMERCO and U-Haul
William E. Carty          68  Director of AMERCO and U-Haul
Aubrey K. Johnson         73   Director of AMERCO
John M. Dodds             58  Director of AMERCO and U-Haul
Richard J. Herrera        41  Director of AMERCO and U-Haul
                               and Vice President of U-Haul
Charles J. Bayer          55  Director of AMERCO
Gary B. Horton            51  Treasurer of AMERCO and
                               Assistant Treasurer of U-Haul
Gary V. Klinefelter       47   Secretary and General Counsel of
                                AMERCO and U-Haul
John A. Lorentz           68   Assistant Secretary of AMERCO and
                                U-Haul
Rocky D. Wardrip          37   Assistant Treasurer of AMERCO
Harry B. DeShong, Jr.     46   Director and Executive Vice
                                President of U-Haul
John C. Taylor            37   Director and Executive Vice
                                President of U-Haul
Donald W. Murney          34   Treasurer of U-Haul
George R. Olds            53   Assistant Secretary of AMERCO and
                                U-Haul

              Class I (Term expires at 1995 Meeting)
              --------------------------------------
          Aubrey K. Johnson, 73, was a Director of the Company from 1987 until 1991. From 1991 until his re-election to the Board in August 1993, he served as a consultant and advisor to various organizations and individuals.

           Richard J. Herrera, a Director of AMERCO since September 1991 and of U-Haul since June 1990, has been associated with the Company since April 1988. He is presently the Vice President of Marketing, Retail Sales for U-Haul.

              Class II (Term expires at 1996 Meeting)
              ---------------------------------------
          William E. Carty, a Director of AMERCO since May 1987 and a Director of U-Haul since June 1990, has been associated with the Company since 1946. He has served in various executive positions in all areas of the Company. He served most recently as product director. Mr. Carty retired from the Company in December 1987.

           Charles J. Bayer, a Director of AMERCO since September 1990, has been associated with the Company since 1967. He has served in various executive positions and has served as President of AMERCO Real Estate Company since September 1990. He also served as Director of U-Haul from July 1988 until June 1990, Product Director for U-Haul from January 1988 to August 1990, the Director of Finance and Administration for the U-Haul Technical Center from 1986 to 1988, and the Manager of Repair and Maintenance of the Company from 1984 to 1986.

             Class III (Term expires at 1997 Meeting)
             ----------------------------------------
          James P. Shoen, a Director of AMERCO since December 1986, Vice President of AMERCO since May 1989 and Director of U-Haul since June 1990, has been associated with the Company since July 1976. He was employed as a Center General Manager with U-Haul Co. of San Francisco from 1981 to 1989. From March 1989 to March 1990, he served as the Director of the U-Haul Technical Services Center. He has served from April 1990 to present as Executive Vice President of U-Haul.

          John M. Dodds, a Director of AMERCO since September 1987, and Director of U-Haul since June 1990, has been associated with the Company since 1963. He served in regional field operations until December 1986, and served in national field operations until May 1994. Mr. Dodds retired from the Company in May 1994.

              Class IV (Term expires at 1994 Meeting)
              ---------------------------------------
           Edward J. Shoen has served as Director and Chairman of the Board of AMERCO since December 1986, as President since June 1987, as a Director of U-Haul since June 1990 and as the President of U-Haul since March 1991. Mr. Shoen has been associated with the Company since May 1971. Mr. Shoen is the founder and owner of Space Age Paints. Mr. Shoen has been an officer of Form Builders since 1981.

           Mark V. Shoen has served as a Director of AMERCO since April 1990 and a Director of U-Haul since June 1990 and has served as President of U-Haul from June 1990 to March 1991. From June to August 1987, he was Assistant to the President of AMERCO with responsibilities relating to product. He served from August 1987 to December 1990 as President of A & M Associates, Inc., a wholly-owned subsidiary of U-Haul. He has served from December 1990 to September 1994 as Executive Vice President of Product for U-Haul. He has served as President, Phoenix Operation, from September 1994 to present. Mr. Shoen was President of Form Builders, Inc., Mesa, Arizona from August 1981 to December 1986.

              Other Directors and Executive Officers
              --------------------------------------
           Gary B. Horton, has served as Treasurer of AMERCO since 1982 and serves as Assistant Treasurer of U-Haul. His previous positions include Treasurer of U-Haul. He has been associated with the Company since October 1969.

          Gary V. Klinefelter, Secretary of AMERCO since July 1988, and Secretary of U-Haul since June 1990, is licensed as an attorney in Arizona and has served as General Counsel for AMERCO and U-Haul since June 1988. He served U-Haul as Assistant General Counsel from May 1978 until May 1980, and as General Counsel, Marketing, from May 1980 until September 1985. From September 1985 to June 1988, he was in private practice.

          John A. Lorentz, Assistant Secretary of AMERCO since July 1988 and Assistant Secretary of U-Haul since June 1990, is licensed as an attorney in Oregon and has been associated with the Company since September 1953. His previous positions include Secretary of AMERCO and U-Haul.

           Rocky D. Wardrip, Assistant Treasurer of AMERCO since September 1990, has been associated with the Company since 1978 in various capacities within accounting and treasury operations. He was previously Assistant Treasurer of U-Haul from 1988 to 1990.

          Harry B. DeShong, Jr., Director of U-Haul since May 1992, has been associated with the Company since June 1964. He has served as Executive Vice President of U-Haul since November 1988. Mr. DeShong previously held a number of responsible positions in the Company's field management organization, including eight years as a U-Haul Marketing Company President.

           John C. Taylor, Director of U-Haul since June 1990, has been associated with the Company since 1981. He is presently an Executive Vice President U-Haul.

           Donald W. Murney has been Treasurer of U-Haul since June 1990. He was previously employed as the Senior Vice President and Chief Financial Officer of Coury Financial Services.

           George R. Olds, Assistant Secretary of AMERCO and U-Haul since February, 1993, has been associated with the Company since 1975 as a member of the U-Haul legal department specializing in taxation.

           Edward J., Mark V. and James P. Shoen are brothers. William E. Carty is the uncle of Edward J. and Mark V. Shoen.

           On February 21, 1995, Edward J. Shoen, James P. Shoen, William E. Carty, John M. Dodds, and Aubrey K. Johnson filed for protection under Chapter 11 of the federal bankruptcy laws in connection with certain litigation as more fully described in Item 3.

         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

           Section  16(a)  of the Securities Exchange  Act  of  1934
requires the Company's officers, directors, and owners of ten percent or more of the Company's common stock to file ownership reports with the Securities and Exchange Commission. Failure to do so can result in substantial monetary penalties in addition to
injunctive  remedies.   Based  upon the  Company's  non-receipt  of
Section 16 reports required to be furnished to the Company, the persons and corporations listed below have failed to file reports required by Section 16(a) for the fiscal year ended March 31, 1995:

          L.S. Shoen                    Cecilia M. Hanlon
          L.S.S. Inc.                   Cemar, Inc.
          Michael L. Shoen              Katrina M. Carlson
          Mickl Inc.                    Kattydid, Inc.
          Samuel W. Shoen               Mary Anna Shoen-Eaton
          Sawmill, Inc.                 Maran, Inc.
          Theresa M. Romero             Paul F. Shoen
          Thermar, Inc.                 Sophia M. Shoen

            Based  on  the  stockholder  agreements  described   in
footnotes  1  and  2,  pages 50 and 51, the foregoing  persons  and
corporations  beneficially  own  more  than  ten  percent  of   the
Company's common stock.

           To the best of the Company's knowledge based solely on a review of copies of Section 16 reports it has received, all filings required of the Company's officers and directors are current and in compliance with the Securities Exchange Act of 1934. However, certain Form 5 filings required to be made by May 15, 1995 by certain officers, directors, and stockholders of the Company were not timely made. The forms required to be filed by Gary V. Klinefelter, John A. Lorentz, George R. Olds, and Oxford Life
Insurance Company as Trustee for certain trusts established by Edward J. Shoen, Mark V. Shoen, James P. Shoen, Paul F. Shoen, and Sophia M. Shoen were not filed until May 23, 1995. The forms required to be filed by Edward J. Shoen, Mark V. Shoen, Charles J. Bayer, Richard J. Herrera, and Donald W. Murney were not filed until May 24, 1995. The form required to be filed by Aubrey K. Johnson was not filed until May 26, 1995. The form required to be filed by the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan was not filed until May 30, 1995. The form required to be filed by Rocky D. Wardrip was not filed until May 31, 1995. The forms required to be filed by James P. Shoen, Gary B. Horton, and Henry E. Martin were not filed until June 1,
1995.   The forms required to be filed by John M. Dodds and  W. E.
Carty were not filed until June 6, 1995.

           In addition, certain Form 4 filings, made by the following officers and/or directors of the Company, were not timely: (i) a form required to be filed by Gary B. Horton by
November 10, 1994 was not filed until approximately November 17, 1994; (ii) two forms required to be filed by Edward J. Shoen by November 10, 1994 were not filed until approximately November 23, 1994; (iii) a form required to be filed by Mark V. Shoen by November 10, 1994 was not filed until approximately November 23, 1994; (iv) a form required to be filed by W.E. Carty by November 10, 1994 was not filed until November 29, 1994; and (v) a form required to be filed by Donald W. Murney by November 10, 1994 was not filed until November 29, 1994.

                 ITEM 11.  EXECUTIVE COMPENSATION

          The following Summary Compensation Table shows the annual compensation paid to the Company's chief executive officer and the four other most highly compensated executive officers of the Company during each of the last three fiscal years.

                    Summary Compensation Table

                                              Annual Compensation
                                    ---------------------------------
                                                           All Other
  Name and Principal                Salary      Bonus    Compensation
       Position           Year        ($)        ($)         ($)(1)<F6>
- ---------------------------------------------------------------------
Edward J. Shoen           1995      250,004          -        6,821
Chairman of the
Board and President       1994      197,123    2,101,490     10,675
of AMERCO and U-Haul
                          1993      236,925          -        8,045


Mark V. Shoen             1995      277,120          -        6,821
Director of AMERCO
and U-Haul                1994      227,697          -        9,586

                          1993      203,851          -        7,166


James P. Shoen            1995      203,850          -        6,821
Vice President and
Director of AMERCO        1994      211,543          -        9,227
and U-Haul
                          1993      203,851          -        7,166


Gary V. Klinefelter       1995      206,312       54,000      6,821
Secretary and General
Counsel of AMERCO and     1994      210,005       50,000     10,448
U-Haul
                          1993      103,812      150,000      8,045

Harry B. DeShong, Jr.     1995      165,308       19,000      5,651
Executive Vice President
and Director of U-Haul    1994      148,754          -        6,440

                          1993      128,248          -        4,462

           <F6>
           (1) Represents the value of common stock awarded under the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan.

          The annual fee for all services as a director is $22,100, which is paid in equal monthly installments. The Company's regular board meetings are held quarterly in May, August, November and February. An annual meeting is held in the first month following the annual meeting of stockholders.

                 Report on Executive Compensation

      While the Company established a Compensation Committee in fiscal 1995 consisting of Charles J. Bayer, William E. Carty, and
Aubrey K. Johnson, the entire Board of Directors reviewed and determined the amount of compensation paid to the Chairman of the Board and President for fiscal 1995. The determination was subjective and not subject to a specific criteria. Although the Board of Directors had primary authority with respect to compensation decisions for the Company's other executive officers during fiscal 1995, the Chairman of the Board and President has historically made these decisions with the counsel of individual Board members, subject to the ability of the full Board to revise or override these decisions. The Chairman of the Board and President has advised the Board that the compensation levels for the Company's executive officers during fiscal year 1995 did not bear a specific relationship to the Company's performance. Rather, executive compensation was set at levels designed to retain the Company's executive officers and was based on subjective factors such as his perception of each officer's performance and changes in functional responsibility.

      In addition to its involvement in executive compensation matters as described above, the Board of Directors determines the amount,  if  any,  of the Company's contribution  pursuant  to  the
AMERCO   Employee  Savings,  Profit  Sharing  and  Employee   Stock
Ownership Plan.

           The Compensation Committee consists of Charles J. Bayer, William E. Carty and Aubrey K. Johnson.

           The Company's stockholders approved a stock option plan at the 1992 Annual Meeting of Stockholders. The stock option and incentive plan is designed to attract and retain employees upon whose judgment and effort the Company's success is dependent. As of June 26, 1995, no awards had been made under such plan.

          Charles J. Bayer              Aubrey K. Johnson
          William E. Carty

    COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

           The Compensation Committee consists of Charles J. Bayer, William E. Carty, and Aubrey K. Johnson. Mr. Bayer is President of Amerco Real Estate Company, one of the Company's subsidiaries. Mr. Carty served in various executive positions in all areas of the Company until his retirement in 1987.

           In May 1990, William E. Carty sold 40,684 shares of the Company's common stock to the ESOP Trust at the then-appraised value of $10.00 per share. The ESOP Trust purchased the shares for cash in the amount of $76,840 and a promissory note for $330,000. The note is payable in six annual installments at an interest rate of 9.6%. Performance on the note is guaranteed by the Company.

           In April 1994, William E. Carty sold a 46.5% interest in
90.88 acres of land to the Company for cash in the amount of $4,000,000. An independent opinion of value was used to determine the Company's offer to purchase and the purchase was completed below the amount so determined.

           Pursuant to plans of reorganization filed by William E. Carty and Aubrey K. Johnson under Chapter 11 of the federal bankruptcy laws, the Company will be funding the acquisition by it or its designee of approximately 47.3% of the Company's outstanding common stock currently beneficially held by Leonard S. Shoen, Samuel W. Shoen, Michael L. Shoen, Mary Anna Shoen-Eaton, Theresa
M. Shoen, Cecilia M. Shoen-Hanlon, and Katrina M. Carlson. See "Legal Proceedings" for additional information regarding these bankruptcy proceedings.

                         PERFORMANCE GRAPH

            The following graph compares the cumulative total stockholder return on the Company's Common Stock for the period March 31, 1990 through March 31, 1995 with the cumulative total return on the Dow Jones Composite Average and the Dow Jones Transportation Average. The comparison assumes that $100 was invested on March 31, 1990 in the Company's Common Stock and in each of the comparison indices. Because no active trading market for the Company's Common Stock existed prior to November 1994, the graph reflects the annual Common Stock appraisals obtained in connection with the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan for 1990 through 1994 and the closing price of the Common Stock trading on Nasdaq on March 31, 1995.

          (The following descriptive data is supplied in accordance with Rule 304(d) of Regulation S-T.)

                    1990    1991    1992    1993    1994    1995
                   ------  ------  ------  ------  ------  ------
AMERCO             100.00   92.00  108.00  155.00  170.00  213.75
Dow Jones
Transportation
Average            100.00   93.78  116.96  132.71  138.21  138.25
Dow Jones
Composite Average  100.00  102.26  114.79  126.40  128.23  137.19

        ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                       OWNERS AND MANAGEMENT

           To the best of the Company's knowledge, the following table lists, as of June 26, 1995, (i) the beneficial ownership of Common Stock of each director and director nominee of the Company, of each executive officer named in Item 11, of all directors and executive officers of the Company as a group, and of those persons who beneficially own more than five percent (5%)of the Company's common stock; and (ii) the beneficial ownership of each director and director nominee of the Company, of each executive officer named in Item 11, and of all directors and executive officers of the Company as a group, of the percentage of net payments received by such persons during the 1995 fiscal year in respect of fleet-owner contracts issued by U-Haul.

                                                        PERCENTAGE OF
                          SHARES OF                       NET FLEET
  NAME AND               COMMON STOCK      PERCENTAGE       OWNER
 ADDRESS OF              BENEFICIALLY       OF COMMON      CONTRACT
BENEFICIAL OWNER            OWNED          STOCK CLASS     PAYMENTS
- ----------------         ------------      -----------  -------------

Edward J. Shoen,          17,199,585(1)<F11>   44.54         .011
Chairman of the
Board and President
2727 N. Central Ave.
Phoenix, AZ  85004

Mark V. Shoen,            17,199,585(1)<F11>   44.54         .013
Director
2727 N. Central Ave.
Phoenix, AZ  85004

James P. Shoen            17,199,585(1)<F11>   44.54         .024
Director and
Vice President
1325 Airmotive Way
Suite 100
Reno, NV  89502

Paul F. Shoen             17,199,585(1)<F11>   44.54         .008
P.O. Box 524
Glenbrook, NV  89413

Sophia M. Shoen           17,199,585(1)<F11>   44.54         .022
5104 N. 32nd Street
Phoenix, AZ  85018

Irrevocable Trust         17,199,585(1)<F11>   44.54          N/A
between Edward J. Shoen
and Oxford Life Insurance
Company, as Trustee
2721 N. Central Ave.
Phoenix, AZ 85004

                                                        PERCENTAGE OF
                          SHARES OF                       NET FLEET
  NAME AND               COMMON STOCK      PERCENTAGE       OWNER
 ADDRESS OF              BENEFICIALLY       OF COMMON      CONTRACT
BENEFICIAL OWNER            OWNED          STOCK CLASS     PAYMENTS
- ----------------         ------------      ----------- -------------
Irrevocable Trust         17,199,585(1)<F11>   44.54          N/A
between Mark V. Shoen
and Oxford Life Insurance
Company, as Trustee
2721 N. Central Ave.
Phoenix, AZ  85004

Irrevocable Trust         17,199,585(1)<F11>   44.54          N/A
between James P. Shoen
and Oxford Life Insurance
Company, as Trustee
2721 N. Central Ave.
Phoenix, AZ  85004

Irrevocable Trust         17,199,585(1)<F11>   44.54          N/A
between Paul F. Shoen
and Oxford Life Insurance
Company, as Trustee
2721 N. Central Ave.
Phoenix, AZ  85004

Irrevocable Trust         17,199,585(1)<F11>   44.54          N/A
between Sophia M. Shoen
and Oxford Life Insurance
Company, as Trustee
2721 N. Central Ave.
Phoenix, AZ 85004

The ESOP Trust(3)<F13>     17,199,585(1)<F11>  44.54          N/A
2727 N. Central Ave.
Phoenix, AZ  85004

John M. Dodds                       0              0          N/A
Director
2727 N. Central Ave.
Phoenix, AZ  85004

William E. Carty                    0              0         .077
Director
2727 N. Central Ave.
Phoenix, AZ  85004

Charles J. Bayer               1,050              **<F10>    .006
Director
2727 N. Central Ave.
Phoenix, AZ  85004

Richard J. Herrera               776              **<F10>     N/A
Director
2727 N. Central Ave.
Phoenix, AZ  85004

                                                        PERCENTAGE OF
                          SHARES OF                       NET FLEET
  NAME AND               COMMON STOCK      PERCENTAGE       OWNER
 ADDRESS OF              BENEFICIALLY       OF COMMON      CONTRACT
BENEFICIAL OWNER            OWNED          STOCK CLASS     PAYMENTS
- ----------------         ------------      ----------- -------------
Aubrey K. Johnson                  0               0          N/A
Director
2727 N. Central Ave.
Phoenix, AZ 85004

Gary V. Klinefelter            1,981              **<F10>     N/A
Secretary and
  General Counsel
2727 N. Central Ave.
Phoenix, AZ  85004

Harry DeShong                  1,528              **<F10>     N/A
Executive Vice President
  and Director of U-Haul
2727 N. Central Ave.
Phoenix, AZ  85004

Leonard S. Shoen          18,254,596(2)<F12>   47.27         .049
(L.S.S.,  Inc.)*<F9>
3079 Ocotillo Ct.
Las Vegas, NV  89121

Samuel W. Shoen           18,254,596(2)<F12>   47.27         .010
(Sawmill, Inc.)*<F9>
1253 Umatilla Street
Port Townsend, WA  98368

Michael L. Shoen          18,254,596(2)<F12>   47.27          N/A
(Mickl, Inc.)*<F9>
8202 N.W. 16th Ave.
Vancouver, WA  98665

Mary Anna                 18,254,596(2)<F12>   47.27         .004
Shoen-Eaton
(Maran, Inc.)*<F9>
52 Spanish River Drive
Ocean Ridge, FL  33435

Theresa M. Romero         18,254,596(2)<F12>   47.27         .021
(Thermar, Inc.)*<F9>
7625 East Via Del Reposo
Scottsdale, AZ  85258

Cecilia M. Hanlon         18,254,596(2)<F12>   47.27         .034
(Cemar, Inc.)*<F9>
1421 Ranier Falls Drive
Atlanta, GA  30329

                                                        PERCENTAGE OF
                          SHARES OF                       NET FLEET
  NAME AND               COMMON STOCK      PERCENTAGE       OWNER
 ADDRESS OF              BENEFICIALLY       OF COMMON      CONTRACT
BENEFICIAL OWNER            OWNED          STOCK CLASS     PAYMENTS
- ----------------         ------------      ----------- -------------
Katrina M. Carlson        18,254,596(2)<F12>   47.27         .070
(Kattydid, Inc.)*<F9>
837 15th Street #D
Santa Monica, CA  90404

Officers and Directors    17,207,177(4)<F14>   44.56          N/A
as a group (13 persons)
<F9>
           *This  corporation is the record owner of the shares  of
Common  Stock beneficially owned by the named individual.   To  the
best of the Company's knowledge, the named individual has sole voting control of the corporation that is the record owner of the Common Stock.
<F10>
           **The  percentage  of the referenced class  beneficially
owned is less than one percent.
<F11>
           1.- This number includes beneficial ownership of shares attributed to a stockholder agreement dated as of May 1, 1992, as amended (the "Stockholder Agreement") and includes shares directly owned  by  Edward J. Shoen (3,483,681); Mark V. Shoen  (3,475,520);
James  P.  Shoen (2,278,814); Paul F. Shoen (2,782,058); Sophia  M.
Shoen (1,638,472); an Irrevocable Trust between Mark V. Shoen and Oxford Life Insurance Company ("Oxford"), as Trustee (527,604); an Irrevocable Trust between James P. Shoen and Oxford, as Trustee (337,426); an Irrevocable Trust between Paul F. Shoen and Oxford, as  Trustee (71,976); an Irrevocable Trust between Sophia M.  Shoen and Oxford, as Trustee (108,891); an Irrevocable Trust between Edward J. Shoen and Oxford, as Trustee (559,443); and The ESOP
Trust  (1,935,700)  (collectively the  "Stockholder  Group").   The
shares  listed  as  held  by  the  ESOP  Trust  include  only   the
unallocated Common Stock and the Common Stock allocated to the accounts of Edward J. Shoen (2,432.17), Mark V. Shoen (2,157.57),
James  P.  Shoen (2,126.50), Paul F. Shoen (779.33), and Sophia  M.
Shoen (196.87). These shares are not included in the number of shares directly owned by Edward J. Shoen, Mark V. Shoen, James P. Shoen, Paul F. Shoen, and Sophia M. Shoen, as referenced in the first sentence of this footnote 1. The Stockholder Agreement restricts the disposition of shares of Common Stock to certain types of permitted dispositions. James P. Shoen, whose address is listed above, is the appointed attorney and authorized to vote the shares as agreed upon by the stockholders holding a majority of the
shares  subject to the Stockholder Agreement.   As of the  date  of
this Form 10-K, Edward J. Shoen, Mark V. Shoen, and James P. Shoen,
each of whom is a director of the Company, collectively hold a majority of the shares subject to the Stockholder Agreement and, therefore, have the ability, if they so agree, to control the vote of  the  Common Stock that is subject to the Stockholder Agreement.
The Stockholder Agreement will expire on March 5, 1999 unless earlier terminated (i) by the consent of stockholders holding more than  60% of the shares held under the Stockholder Agreement,  (ii)
upon the effective date of certain mergers or consolidations involving the Company, or (iii) at the respective election of Paul
F.  Shoen or Sophia M. Shoen, upon the Company's failure to  effect
the   registration   of   securities   described   under   "Certain
Relationships and Related Transactions" (pages 54 - 57)  and  under
"Legal  Proceedings"  (pages 18-23).   The  information  about  the
Stockholder Agreement contained in this footnote was obtained  from one or more Schedule 13D filings. See footnote 3 below for information about the ESOP Trust and the ESOP Trustee's ability to vote the Common Stock held in the ESOP Trust.
<F12>
           2  - This number includes beneficial ownership of shares
attributed  to  a  shareholders'  agreement  and  includes   shares
directly  owned  by  Samuel  W.  Shoen/Sawmill,  Inc.  (4,041,924);
Michael   L.  Shoen/Mickl,  Inc.  (4,035,924);  Mary  Anna   Shoen-
Eaton/Maran,  Inc.  (3,343,076);  Cecilia  M.  Hanlon/Cemar,   Inc.
(2,331,984); Katrina M. Carlson/Kattydid, Inc. (2,016,624); Theresa
M.  Romero/Thermar, Inc. (1,651,644); and Leonard S.  Shoen/L.S.S.,
Inc.  (833,420).   The agreement, dated as of September  14,  1991,
provides for the voting of the subject shares at the direction of a majority of the shareholders (on the basis of one vote per shareholder) party to the agreement. Leonard S. Shoen, Michael L. Shoen, and Theresa M. Romero, whose addresses are listed above, have each been granted a proxy to vote the shares as agreed upon by a majority of the shareholders. Unless earlier terminated by a majority of the shareholders, the agreement will terminate on January 1, 2001. The information about the shareholders' agreement contained in this footnote was obtained from one or more Schedule
13D  filings.   Accordingly, the Company assumes no  responsibility
for its accuracy.
<F13>
          3 - The complete name of the ESOP Trust is the ESOP Trust
Fund  for  the AMERCO Employee Savings, Profit Sharing and Employee
Stock Ownership Trust. The ESOP Trustee, which consists of three individuals without a past or present employment history or business relationship with the Company, is appointed by the Company's Board of Directors. Under the ESOP, each participant (or such participant's beneficiary) in the ESOP directs the ESOP Trustee with respect to the voting of all common stock allocated to the participant's account. All shares in the ESOP Trust not allocated to participants continue to be voted by the ESOP Trustee, subject to the Stockholder Agreement. As of June 26, 1995, of the 3,148,037 shares of common stock held by the ESOP Trust, 1,220,029 shares were allocated to participants and 1,928,008 shares remained
unallocated.   Of  the  1,220,029 allocated  shares,  approximately
7,692 shares are allocated to members of the Stockholder Group, which shares are voted in accordance with the terms of the Stockholder Agreement. Therefore, as of the date of this report, the Stockholder Group controls approximately 44.54% of the Company's outstanding common stock. Further, additional shares of common stock not presently allocated to participants' accounts in the ESOP
Trust  will  be allocated as certain debt obligations of  the  ESOP
Trust are repaid, resulting in a further reduction in the number of common shares subject to the Stockholder Agreement.
<F14>
          4 - The 17,207,177 shares include the shares beneficially owned by directors and officers as a result of the Stockholders Agreement discussed in footnote 1 above. Beneficial ownership of the shares of current officers and directors, without giving effect to Stockholder Agreement, discussed in Note 17 of Notes to Consolidated Financial Statements is 10,676,796 shares, or approximately 27.7% of the outstanding shares of Common Stock as of June 26, 1995.

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Pursuant to plans of reorganization filed by Edward J. Shoen, James P. Shoen, William E. Carty, Aubrey K. Johnson, and John M. Dodds under Chapter 11 of the federal bankruptcy laws, the Company may be financing the acquisition by it or its designee of approximately 47.3% of the Company's outstanding Common Stock currently beneficially held by Leonard S. Shoen, Samuel W. Shoen, Michael L. Shoen, Mary Anna Shoen-Eaton, Theresa M. Romero, Cecilia
M. Hanlon, and Katrina M. Carlson. Edward J. Shoen and James P. Shoen are major stockholders, directors, and officers of the Company. William E. Carty, Aubrey K. Johnson, and John M. Dodds are directors of the Company. See Item 3 - Legal Proceedings for additional information regarding the bankruptcy proceedings.

           During fiscal 1995, a tow dolly fleet owned by SAMLO, whose partners include L.S., Samuel W., Michael L., Mark V., Jacqueline Y., Paul F., James P., Sophia M., Bente B., Esben L.B. Shoen, Theresa M. Romero, Katrina M. Carlson, and Asia A. and Maxwell L. Eaton, generated net operating revenues of $53,000. Mark V. and James P. Shoen are major stockholders and directors of the Company. L.S., Samuel W., Paul F., Sophia M., Michael L. Shoen, Theresa M. Romero and Katrina M. Carlson are major stockholders of the Company.

           Pursuant to a Share Repurchase and Registration Rights Agreement, dated May 1, 1992 (the "Sophia Shoen Registration Rights Agreement"), among Sophia M. Shoen, Sophmar, Inc., and the Company, Sophia M. Shoen had the right to require the Company to repurchase, with certain limitations, up to $3,000,000 of Common Stock owned by her. The Sophia Shoen Registration Rights Agreement provides that the Company's obligations to repurchase any shares from Sophia M. Shoen may be satisfied if such shares are purchased by the ESOP Trust. Pursuant to the Sophia Shoen Registration Rights Agreement, on June 30, 1994, Sophia M. Shoen sold 88,235 shares of Common Stock to the ESOP Trust at the then appraised value of $17.00 per share, for an aggregate sales price of approximately $1,500,000. In addition, Sophia M. Shoen, subject to certain limitations and restrictions, may also elect under the Sophia Shoen Registration Rights Agreement to cause the Company to effect a registration under the Securities Act of 1933, as amended, and applicable state securities laws of shares of Common Stock held by her. Sophia M. Shoen sold 575,000 shares of Common Stock to the public in late 1994 pursuant to her registration rights. Sophia M. Shoen is a major stockholder of the Company.

           Pursuant to a Management Consulting Agreement, dated as of May 1, 1992, Sophia M. Shoen agreed to provide environmental and other consulting services to the Company. In consideration for these services, the Company agreed to pay Sophia M. Shoen a yearly fee of $100,000. The Management Consulting Agreement terminated May 1, 1995.

           Pursuant to a Share Repurchase and Registration Rights Agreement, dated as of March 1, 1992 (the "Paul Shoen Registration Rights Agreement") among Paul F. Shoen, Pafran, Inc., and the Company, Paul F. Shoen had the right to require the Company to repurchase, with certain limitations, up to $3,000,000 of Common Stock owned by him. The Paul Shoen Registration Rights Agreement provides that the Company's obligation to repurchase any shares from Paul F. Shoen shall be satisfied if such shares are purchased by the ESOP Trust. Pursuant to the Paul Shoen Registration Rights Agreement, (i) on June 30, 1994, Paul F. Shoen sold 58,825 shares of Common Stock to the ESOP Trust at the then appraised value of $17.00 per share for an aggregate sales price of approximately $1,000,000 and (ii) on January 17, 1995, Paul F. Shoen sold 50,632 shares of Common Stock to the ESOP Trust at the most recent closing price for the Common Stock trading on Nasdaq of $19.75 per share for an aggregate sales price of approximately $1,000,000. In addition, Paul F. Shoen, subject to certain limitations and restrictions, may also elect under the Paul Shoen Registration Rights Agreement to cause the Company to effect a registration under the Securities Act of 1933, as amended, and applicable state securities laws of shares of Common Stock held by him. Paul F. Shoen sold 500,000 shares of Common Stock to the public in March of 1995 pursuant to his registration rights. Paul F. Shoen is a major stockholder of the Company.

           Pursuant to a Management Consulting Agreement, dated as of March 5, 1992, Paul F. Shoen agreed to provide management consulting services to the Company on matters relating to the
Company's  business  and the organization  and  management  of  the
Company. In consideration for these services, the Company has agreed to pay Paul F. Shoen a yearly fee of $200,000. A total of $100,000 was paid for the year ended March 31, 1995. The Management Consulting Agreement terminated on March 1, 1995.

           As disclosed in Item 3 - Legal Proceedings, on February 9, 1995, Paul F. Shoen executed a settlement agreement with the Company and others whereby Paul F. Shoen agreed to the dismissal of certain claims he had asserted in an arbitration proceeding and in an action in the United States District Court for the District of Nevada. In exchange for Paul F. Shoen's agreement to dismiss such claims, the Company agreed, among other things, to appoint independent trustees for the ESOP and to place Paul F. Shoen on management's slate of directors for the 1994 Annual Meeting of Stockholders. In addition, the settlement agreement provides for the Company to pay Paul F. Shoen $925,000 and for the Company to receive a full release of all claims by Paul F. Shoen, subject to certain exceptions, through the settlement date, including but not limited to, claims for reimbursement of attorneys fees related to certain matters to which Paul F. Shoen is or was a party. The terms of the settlement will not result in a material adverse effect of the Company's financial condition or results of operations. Paul F. Shoen is a major stockholder of the Company.

           On April 13, 1994, the Company and Edward J. Shoen entered into an Agreement in Principle pursuant to which the Company agreed to acquire all of the outstanding capital stock of EJOS, Inc., all of which stock was held by Edward J. Shoen and a certain irrevocable trust established by Edward J. Shoen, in exchange for the same number of shares of the Company's common stock as were held by EJOS, Inc. In exchange for EJOS, Inc.'s capital stock, Edward J. Shoen and the irrevocable trust established by Edward J. Shoen received 3,483,681 and 559,443 shares of the Company's common stock, respectively. The exchange described above was effected in accordance with the terms of an Agreement and Plan of Exchange of Shares of EJOS, Inc. and AMERCO, dated May 18, 1994, among EJOS, Inc., the Company, Edward J. Shoen, and the irrevocable trust established by Edward J. Shoen. Edward
J. Shoen is a major stockholder, Chairman of the Board, and President of the Company.

           On August 24, 1994, the Company entered into an Exchange Agreement with Edward J. Shoen, the Company's Chairman of the Board and President. Pursuant to the agreement, in exchange for
3,483,681 shares of Common Stock owned by Edward J. Shoen, Edward J. Shoen received 3,483,681 shares of Series A Common Stock.

           During fiscal year 1995, U-Haul purchased $3,417,000 of printing from Form Builders, Inc. Edward J. Shoen is an officer of Form Builders, Inc. and Mark V. Shoen and his minor child are major stockholders of Form Builders, Inc.

           In May 1990, William E. Carty sold 40,684 shares of the Company's common stock to the ESOP Trust at the then-appraised value of $10.00 per share. The ESOP Trust purchased the shares for cash in the amount of $76,840 and a promissory note for $330,000. The note is payable in six annual installments at an interest rate of 9.6%. Performance on the note is guaranteed by the Company. William E. Carty is a director of the Company.

           In  April 1994, William E. Carty sold 46.5% of 90.88 acres
of  land  to the Company for cash in the amount of $4,000,000.   An
independent opinion of value was used to determine the Company's offer to purchase and the purchase was completed below the amount so determined. William E. Carty is a director of the Company.

           During fiscal 1995, a subsidiary of the Company made a loan to SAC Self-Storage Corporation (SAC) in the total principal amount of $54,671,000 for the purchase of 44 self-storage properties by SAC. Of the 44 SAC properties, SAC acquired 24 from the Company or its subsidiaries at a purchase price of $26,287,000. All 24 of these properties were acquired by the Company or its subsidiaries since June 1993. These 24 properties were sold to SAC for an amount equal to the Company's acquisition cost plus capitalized costs. Such properties are currently being managed by the Company pursuant to a management agreement, under which the Company receives a management fee equal to 6% of the gross receipts from the properties. The management fee percentage is consistent with the fee received by the Company for other properties managed by the Company. For fiscal 1995, SAC incurred management fees to the Company in the amount of $327,000. The SAC loan consists of two notes, a senior note in the amount of $45,500,000 bearing interest at the rate of 9% and a junior note in the amount of $9,171,000 bearing interest at the rate of 13%. As of March 31, 1995, accrued interest on the senior note was $2,008,000 and $385,000 on the junior note. Subsequent to March 31, 1995, senior principal paid was $546,000, senior interest paid was $2,008,000 and junior interest paid was $133,000. Both the senior note and the junior note are secured by senior and junior mortgages, respectively, on all 44 properties. The SAC notes mature in 2004, or on demand. The Company believes that the transactions with SAC were consummated on terms equivalent to those that prevail in arms-length transactions.

           In addition, during fiscal 1995, a subsidiary of the Company has been in the process of loaning TWO SAC Self-Storage Corporation (TWO SAC) funds to purchase approximately four self-storage properties. Subsequent to year end, the Company funded the purchase of 14 additional properties by TWO SAC. As of March 31, 1995, $7,840,000 in principal was due from TWO SAC, while interest of $351,000 has been accrued. No payment of principal or interest will be made until the notes are finalized. Such properties are currently or will be managed by the Company pursuant to a management agreement, under which the Company receives a management fee equal to 6% of the gross receipts from the properties. The management fee percentage is consistent with the fee received by the Company for other properties managed by the Company. The TWO SAC loan will consist of two notes, a senior note bearing interest at the rate of 9% and a junior note bearing interest at the rate of 13%. The TWO SAC notes will be secured by senior and junior mortgages and are expected to mature in 2004 or 2005, or on demand. TWO SAC anticipates acquiring approximately 28 properties from the Company that had been acquired by the Company or its subsidiaries since June 1993.

          Mark V. Shoen, a major stockholder, director, and officer of the Company, owns all of the issued and outstanding voting common stock of SAC and TWO SAC. The SAC Non-Business Trust dated as of May 24, 1995 with IBJ Schroder Bank & Trust Company as Trustee, owns all of the issued and outstanding nonvoting common stock of SAC and TWO SAC. Edward J. Shoen and James P. Shoen, major stockholders, directors and officers of the Company, formerly were directors and stockholders of SAC and TWO SAC. Edward J. Shoen continues to serve as an officer of SAC and TWO SAC. Mark V. Shoen has capitalized SAC and TWO SAC via a contribution of 92,000 shares of AMERCO common stock each to SAC and TWO SAC. Mark V. Shoen has indicated to the Company that he intends, after reserving sufficient funds for expenses and other reasonable amounts, to distribute any remaining SAC and TWO SAC funds to the SAC Non-Business Trust. The SAC Non-Business Trust is required to distribute funds to its Beneficiary, which must be a non-profit entity benefitting the college age children of the Company's employees. At present, the Beneficiary is the U-Haul Scholarship Foundation, which exists to award scholarships to the children of the Company's qualifying employees. All scholarships will be awarded on behalf of the U-Haul Scholarship Foundation by an independent panel of educators.

           On November 28, 1994, the Company entered into an Exchange Agreement with Mark V. Shoen, a director and major stockholder of the Company. Pursuant to the Exchange Agreement, in exchange for 3,475,520 shares of Series A Common Stock owned by Mark V. Shoen, Mark V. Shoen received 3,475,520 shares of Common Stock.

          Management believes that the foregoing transactions were consummated on terms equivalent to those that prevail in arm's-length transactions.

                              PART IV

       ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                        REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:
                                                           Page No.
                                                           --------
   1.  All Financial Statements

       Report of Independent Accountants - AMERCO and
         Consolidated Subsidiaries                            60
       Consolidated Balance Sheets -
         March 31, 1994 and 1993                              62
       Consolidated Statements of Earnings -
         Years ended March 31, 1994, 1993 and 1992            64
       Consolidated Statements of Changes in Stockholders'
         Equity - Years ended March 31, 1994, 1993 and 1992 65 Consolidated Statements of Cash Flows - Years ended
         March 31, 1994, 1993 and 1992                        67
       Notes to Consolidated Financial Statements -
         March 31, 1994, 1993 and 1992                        69
       Summary of Earnings of Independent Trailer Fleets 114 Notes to Summary of Earnings of Independent
         Trailer Fleets                                      115

   2. Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 14

       Condensed Financial Information of Registrant --
         Schedule I                                          117
       Amounts Receivable from Related Parties and Under-
         writers, Promoters and Employees Other than Related
         Parties -- Schedule II                              122
       Supplemental Information (for Property-Casualty
         Insurance Underwriters) -- Schedule V               123

            All   other  schedules  are  omitted  as  the  required
information is not applicable or the information is presented in the financial statements or related notes.


   3.  Exhibits Filed

       Exhibit No.              Description
       -----------              -----------

          2       Disclosure Statement for Debtor's Plan of
                    Reorganization Proposed By Edward J. Shoen
          3.1     Restated Articles of Incorporation (1)<F15>
          3.2     Restated By-Laws of AMERCO as of
                    January 10, 1995 (2)<F16>
         10.1     AMERCO Employee Savings, Profit Sharing and
                    Employee Stock Ownership Plan (3)<F17>
         10.2     U-Haul Dealership Contract (3)<F17>

       Exhibit No.              Description

         10.3     Share Repurchase and Registration Rights
                    Agreement (3)<F17>
         10.4     Share Repurchase and Registration Rights
                    Agreement (3)<F17>
         10.5     Management Consulting Agreement (4)<F18>
         10.6     Management Consulting Agreement (4)<F18>
         10.7     ESOP Loan Credit Agreement (4)<F18>
         10.8     ESOP Loan Agreement (4)<F18>
         10.9     Trust Agreement for the AMERCO Employee Savings,
                    Profit Sharing and Employee Stock Ownership (4)<F18>
         10.10    Amended Indemnification Agreement (4)<F18>
         10.11    Indemnification Trust Agreement (4)<F18>
         10.12    W.E. Carty Installment Sales Agreement (4)<F18>
         10.13    Exchange Agreement with Mark V. Shoen (5)<F19>
         10.14    Exchange Agreement with James P. Shoen (5)<F19>
         10.15    Exchange Agreement with Edward J. Shoen (5)<F19>
         10.16    Exchange Agreement with Mark V. Shoen (2)<F16>
         10.17    W.E. Carty Contract of Purchase and Sale of
                    Land (5)<F19>
         10.18    Promissory Notes between SAC Self-Storage
                    Corporation and a subsidiary of AMERCO (6)<F20>
         10.19    Settlement Agreement with Paul F. Shoen
         12       Statements re Computation of Ratios
         27       Financial Data Schedule
        P28       Information Furnished to State Insurance
                    Regulators (7)<F21>

________________
<F15>
(1) Incorporated by reference to the Company's Quarterly Report  on
    Form 10-Q for the quarter ended December 31, 1992, file no.  0-7862.
<F16>
(2) Incorporated  by reference to the Company Quarterly  Report  on
    Form 10-Q for the quarter ended December 31, 1994, file no.  0-7862.
<F17>
(3) Incorporated  by  reference to the Company's Annual  Report  on
    Form 10-K for the year ended March 31, 1993, file no. 0-7862.
<F18>
(4) Incorporated  by  reference to the Company's Annual  Report  on
    Form 10-K for the year ended March 31, 1990, file no. 0-7862.
<F19>
(5) Incorporated   by  reference  to  the  Company's   Registration
    Statement on Form S-2, Registration no. 33-54289.
<F20>
(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, file no. 0-7862.
<F21>
(7) Filed in paper under cover of Form S-E.


(b) No report on Form 8-K has been filed during the last quarter of the period covered by this report.

                  REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
and Stockholders of AMERCO


In our opinion, the consolidated financial statements and schedules listed in the index appearing under Item 14(a)(1) and (2) on page 58 present fairly, in all material respects, the financial position of AMERCO and its subsidiaries at March 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for certain investments in fiscal 1995. As discussed in Notes 1 and 11 to the consolidated financial statements, the Company changed its method of accounting for certain investments and postretirement benefits in fiscal 1994, respectively.

As discussed in Note 14, certain current and former directors of the Company have sought protection under federal bankruptcy laws as a result of litigation brought by certain shareholders. Because of existing indemnification agreements, the Company may be liable, wholly or in part, for damages attributed to the defendants. In addition, the Company may participate as the funding source for the Plan of Reorganization filed by the defendants described further in
Note 14. The ultimate outcome of the litigation cannot be determined at present. No provision for any liability that may result from this matter has been made in the accompanying consolidated financial statements.

Our  audits were conducted for the purpose of forming an opinion  on the basic financial statements taken as a whole. The Summary of Earnings of Independent Trailer Fleets included on pages 114 through 116 of this Form 10-K is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/S/ PRICE WATERHOUSE LLP


Phoenix, Arizona
June 26, 1995

                AMERCO AND CONSOLIDATED SUBSIDIARIES

                     Consolidated Balance Sheets

                              March 31,

             Assets                             1995        1994
                                            --------------------
                                                 (in thousands)
Cash and cash equivalents                 $    35,286      18,442
Receivables                                   300,238     204,814
Inventories                                    50,337      49,012
Prepaid expenses                               25,933      24,503
Investments, fixed maturities                 705,428     719,605
Investments, other                            135,220      84,738
Deferred policy acquisition costs              49,244      47,846
Other assets                                   30,057      21,246
                                            ---------   ---------

Property, plant and equipment, at cost:
   Land                                       214,033     186,210
   Buildings and improvements                 735,624     676,297
   Furniture and equipment                    179,016     163,495
   Rental trailers and other rental
     equipment                                245,892     212,187
   Rental trucks                              913,641     820,395
   General rental items                        51,890      57,421
                                            ---------   ---------
                                            2,340,096   2,116,005
   Less accumulated depreciation            1,065,850     941,769
                                            ---------   ---------

     Total property, plant and equipment    1,274,246   1,174,236
                                            ---------   ---------




















                                          $ 2,605,989   2,344,442
                                            =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

Liabilities and Stockholders' Equity            1995        1994
                                            --------------------
                                                 (in thousands)
Liabilities:
   Accounts payable and accrued
     liabilities                          $   127,613     124,062
   Notes and loans                            881,222     723,764
   Policy benefits and losses, claims
     and loss expenses payable                475,187     439,266
   Liabilities from premium deposits          304,979     312,708
   Cash overdraft                              31,363      26,559
   Other policyholders' funds and
     liabilities                               20,378       9,592
   Deferred income                              7,426       5,913
   Deferred income taxes                       71,037      50,791
                                            ---------   ---------

Stockholders' equity:
   Serial preferred stock, with or
     without par value, 50,000,000
     shares authorized; 6,100,000 issued
     without par value and outstanding
     as of March 31, 1995 and 1994                -           -
   Serial common stock, with or without
     par value, 150,000,000 shares
     authorized                                   -           -
   Series A common stock of $.25 par
     value.  Authorized 10,000,000
     shares, issued 5,762,495 shares
     in 1995, issued 5,754,334 shares
     in 1994                                    1,441       1,438
   Common stock of $.25 par value.
     Authorized 150,000,000 shares,
     issued 34,237,505 shares in 1995
     and 34,245,666 shares in 1994              8,559       8,562
   Additional paid-in capital                 165,675     165,651
   Foreign currency translation
     adjustment                               (12,435)    (11,152)
   Unrealized gain (loss) on investments       (6,483)        679
   Retained earnings                          561,589     514,521
                                            ---------   ---------
                                              718,346     679,699
   Less:
      Cost of common shares in treasury
        (1,335,937 shares as of March
        31, 1995 and 1994)                     10,461      10,461
      Unearned employee stock
        ownership plan shares                  21,101      17,451
                                            ---------   ---------
           Total stockholders' equity         686,784     651,787

Contingent liabilities and commitments      ---------   ---------


                                          $ 2,605,989   2,344,442
                                            =========   =========

                AMERCO AND CONSOLIDATED SUBSIDIARIES

                 Consolidated Statements of Earnings

                        Years ended March 31,
                                       1995        1994        1993
                                  ----------------------------------
                                 (in thousands except per share data)
Revenues
   Rental and other revenue     $    892,926     816,666     755,932
   Net sales                         170,204     156,038     145,514
   Premiums                          135,648     123,344      98,825
   Net investment income              42,085      38,807      40,640
                                  ----------  ----------  ----------
        Total revenues             1,240,863   1,134,855   1,040,911

Costs and expenses
   Operating expense                 690,448     643,662     604,596
   Cost of sales                      93,485      92,179      93,104
   Benefits and losses               133,407     120,825     106,617
   Amortization of deferred
     acquisition costs                10,896       9,343       9,352
   Depreciation                      151,409     133,485     110,105
   Interest expense                   67,762      68,859      67,958
                                  ----------  ----------  ----------
       Total costs and
       expenses                    1,147,407   1,068,353     991,732

Pretax earnings
  from operations                     93,456      66,502      49,179
Income tax expense                   (33,424)    (19,853)    (17,270)
                                  ----------  ----------  ----------
Earnings from operations before
  extraordinary loss on early
  extinguishment of debt and
  cumulative effect of change
  in accounting principle             60,032      46,649      31,909
Extraordinary loss on early
  extinguishment of debt, net            -        (3,370)        -
Cumulative effect of change in
  accounting principle, net              -        (3,095)        -
                                  ----------  ----------  ----------
       Net earnings              $    60,032      40,184      31,909
                                  ==========  ==========  ==========

Earnings per common share:
  Earnings from operations
    before extraordinary loss
    on early extinguishment of
    debt and cumulative effect
    of change in accounting
    principle                    $      1.23        1.06         .83
  Extraordinary loss on early
    extinguishment of debt, net          -          (.09)        -
  Cumulative effect of change
    in accounting principle, net         -          (.08)        -
                                  ----------  ----------  ----------
       Net earnings              $      1.23         .89         .83
                                  ==========  ==========  ==========

Weighted average common
  shares outstanding              38,190,552  38,664,063  38,664,063
                                  ==========  ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                AMERCO AND CONSOLIDATED SUBSIDIARIES

     Consolidated Statements of Changes in Stockholders' Equity

                        Years ended March 31,

                                          1995      1994      1993
                                          ------------------------
                                               (in thousands)
Series A common stock of $.25 par
  value:  Authorized 10,000,000
  shares,issued 5,762,495 in 1995,
  5,754,334 in 1994, and none in 1993
    Beginning of year                 $   1,438       -         -
      Exchange for Series A common
        stock                               871     1,438       -
      Exchange for common stock            (868)      -         -
                                        -------   -------   -------
    End of year                           1,441     1,438       -
                                        -------   -------   -------

Common stock of $.25 par value:
  Authorized 150,000,000 shares in
    1995, 1994 and 1993, 34,237,505
    issued in 1995, 34,245,666 in 1994
    and 40,000,000 issued in 1993
      Beginning of year                   8,562    10,000    10,000
        Exchange for Series A common
          stock                            (871)   (1,438)      -
        Exchange for common stock           868       -         -
                                        -------   -------   -------
      End of year                         8,559     8,562    10,000
                                        -------   -------   -------

Additional paid-in capital:
  Beginning of year                     165,651    19,331    19,331
    Issuance of preferred stock             -     146,320       -
    Issuance of common shares under
      leveraged employee stock
      ownership plan                         24       -         -
                                        -------   -------   -------
  End of year                           165,675   165,651    19,331
                                        -------   -------   -------

Foreign currency translation:
  Beginning of year                     (11,152)   (6,122)   (3,551)
    Change during year                   (1,283)   (5,030)   (2,571)
                                        -------   -------   -------

  End of year                           (12,435)  (11,152)   (6,122)
                                        -------   -------   -------

Unrealized gains (losses) on
  investments:
  Beginning of year                         679       -         -
    Change during year                   (7,162)      679       -
                                        -------   -------   -------

  End of year                            (6,483)      679       -
                                        -------   -------   -------

The accompanying notes are an integral part of these consolidated financial statements.

                AMERCO AND CONSOLIDATED SUBSIDIARIES

     Consolidated Statements of Changes in Stockholders' Equity,
                              continued

                        Years ended March 31,

                                          1995      1994      1993
                                          ------------------------
                                               (in thousands)
Retained earnings:
  Beginning of year                     514,521   482,163   452,202
    Net earnings                         60,032    40,184    31,909
    Dividends paid to stockholders:
    Preferred stock: ($2.13 and $0.78
      per share for 1995 and 1994,
      respectively)                     (12,964)   (4,753)      -
    Common stock: ($.08 and $.05 per
      share for 1994 and 1993,
      respectively)                         -      (3,147)   (1,994)
    Tax benefits related to leveraged
      employee stock ownership plan
      dividends                             -          74        46
                                        -------   -------   -------
  End of year                           561,589   514,521   482,163
                                        -------   -------   -------

Treasury stock:
  Beginning of year                      10,461    10,461    10,461

Unearned employee stock
  ownership plan shares:
    Beginning of year                    17,451    14,953    15,633
      Increase in loan                    5,672     4,335     1,120
      Proceeds from loan                 (2,022)   (1,837)   (1,800)
                                        -------   -------   -------

    End of year                          21,101    17,451    14,953
                                        -------   -------   -------

Total stockholders' equity            $ 686,784   651,787   479,958
                                        =======   =======   =======


The accompanying notes are an integral part of these consolidated financial statements.

                AMERCO AND CONSOLIDATED SUBSIDIARIES

                Consolidated Statements of Cash Flows

                        Years ended March 31,

                                         1995      1994      1993
                                         ------------------------
                                              (in thousands)
Cash flows from operating
  activities:
Net earnings                         $  60,032    40,184    31,909
  Depreciation and amortization        163,890   148,740   128,530
  Provision for losses on accounts
    receivable                           4,958     1,938     2,354
  Net gain on sale of real and
    personal property                   (3,390)   (2,114)   (2,428)
  Gain on sale of investments             (868)   (4,195)   (5,392)
  Cumulative effect of change
    in accounting principle                -       3,095       -
  Changes in policy liabilities
    and accruals                        38,401    13,330    22,637
  Additions to deferred policy
    acquisition costs                  (12,119)   (7,440)   (8,735)
  Net change in other operating
    assets and liabilities             (16,501)    8,781    (6,063)
                                      --------  --------  --------
Net cash provided by operating
  activities                           234,403   202,319   162,812

Cash flows from investing
  activities:
  Purchases of investments:
    Property, plant and equipment     (434,992) (530,520) (130,841)
    Fixed maturities                  (186,000) (280,345) (276,946)
    Real estate                        (11,576)     (176)     (529)
    Mortgage loans                    (107,571)  (64,467)  (54,346)
  Proceeds from sales of
    investments:
    Property, plant and equipment      185,098   214,543    20,656
    Fixed maturities                   192,428   211,437   251,808
    Real estate                            927     1,552     1,882
    Mortgage loans                      18,535    81,619     5,984
  Changes in other investments         (12,327)    8,539    37,475
                                      --------  --------  --------
Net cash used by investing
  activities                          (355,478) (357,818) (144,857)







The accompanying notes are an integral part of these consolidated financial statements.

                AMERCO AND CONSOLIDATED SUBSIDIARIES

          Consolidated Statements of Cash Flows, continued

                        Years ended March 31,

                                         1995      1994      1993
                                         ------------------------
                                              (in thousands)
Cash flows from financing
  activities:
  Net change in short-term notes
    payable and commercial paper       178,750    21,750     2,975
  Proceeds from notes                   68,845   186,000    55,000
  Loan to leveraged Employee Stock
    Ownership Plan                      (5,672)   (4,335)   (1,120)
  Proceeds from leveraged Employee
    Stock Ownership Plan                 2,022     1,837     1,800
  Principal payments on notes          (90,137) (181,107)  (94,176)
  Issuance of preferred stock              -     146,320       -
  Extraordinary loss on early
    extinguishment of debt                 -      (3,370)      -
  Net change in cash overdraft           4,804     1,708     5,307
  Dividends paid                       (12,964)   (7,900)   (1,994)
  Investment contract deposits          51,908    31,932    51,047
  Investment contract withdrawals      (59,637)  (40,185)  (27,889)
                                      --------  --------   -------
Net cash provided (used) by
  financing activities                 137,919   152,650    (9,050)
                                      --------  --------   -------
Increase (decrease) in cash
  and cash equivalents                  16,844    (2,849)    8,905
Cash and cash equivalents at
  beginning of year                     18,442    21,291    12,386
                                      --------  --------   -------
Cash and cash equivalents at
  end of year                        $  35,286    18,442    21,291
                                      ========  ========   =======

















The accompanying notes are an integral part of these consolidated financial statements.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

               Notes to Consolidated Financial Statements

                      March 31, 1995, 1994 and 1993


(1)   Summary of Significant Accounting Policies
     Principles of Consolidation: The consolidated financial statements include the accounts of the parent corporation, AMERCO, and its subsidiaries, all of which are wholly-owned. All material intercompany accounts and transactions of AMERCO and its subsidiaries (herein called the "Company" or the "consolidated group") have been eliminated.

     The operating results and financial position of AMERCO's consolidated insurance operations are determined as of December 31 of each year. There were no effects related to intervening events between January 1 and March 31 of 1995, 1994 or 1993, that would materially affect the consolidated financial position or results of operations for the financial statements presented herein. See Note 19 of Notes to Consolidated Financial Statements of AMERCO for additional information regarding the subsidiary.

     Description of Business: The consolidated group's principal line of business is the rental of various kinds of equipment, principally trucks, automobile-type trailers, auto transports and general rental items, including floor care items, tools for home and garden use, recreational equipment and accessories under the brand name U-Haul and the sale of related products and services. In addition, the consolidated group is engaged in the rental of self-storage facilities for the storage of household goods and other forms of personal property. Through Ponderosa Holdings, Inc., (Ponderosa), which serves as the holding company for Oxford Life Insurance Company (Oxford) and Republic Western Insurance Company (RWIC), the Company operates in various life, annuity, group health and property-casualty insurance products. A portion of the insurance subsidiaries' business is conducted with members of the consolidated group. Such transactions have been eliminated in consolidation.

     Foreign Currency: The consolidated financial statements include the accounts of U-Haul Co. (Canada) Ltd., a subsidiary of AMERCO.

     Assets and liabilities, denominated in currencies other than U.S. dollars, are translated to U.S. dollars at the exchange rate as of the balance sheet date. Income and expense amounts are translated at the average exchange rate during the fiscal year.

     Cash and Cash Equivalents: The Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(1)   Summary of Significant Accounting Policies, continued

     Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable of Ponderosa include premiums and agents' balances due, net of commissions payable, and amounts due from ceding reinsurers. Accounts receivable of Ponderosa are reduced by amounts considered to be uncollectible. Accounts receivable of the Company's rental subsidiaries principally include trade accounts receivable and mortgage and other notes receivable. An allowance for doubtful accounts is provided based on historical collection loss experience and a review of the current status of existing receivables by the Company's rental subsidiaries.

     Inventories: Inventories are primarily valued at the lower of cost (last-in first-out) (LIFO) or market.

     Investments: Fixed maturities are carried in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115) as described under "New Accounting Standards" later in this note. Oxford adopted SFAS 115 effective January 1, 1994 and RWIC adopted SFAS 115 effective December 31, 1993. In prior years, Oxford's fixed maturities were carried at cost, adjusted for amortization of premium or accretion of discount. AMERCO and its subsidiaries, excluding Ponderosa, have no investments which are subject to SFAS
     115. Mortgage loans on real estate are carried at unpaid balances, net of allowance for possible losses and any unamortized premium or discount. Real estate is carried at cost less accumulated depreciation. Policy loans are carried at their unpaid balance. Short-term investments consist of other securities scheduled to mature within one year of their acquisition date. See Note 4 of Notes to Consolidated Financial Statements of AMERCO.

     Interest on bonds is recognized when earned. Dividends on preferred stocks are recognized on ex-dividend dates. Realized gains and losses on the sale of investments are recognized at the trade date and included in net income using the specific identification method.

     Deferred Policy Acquisition Costs: Commissions and other costs incurred in acquiring traditional life insurance, interest sensitive life and annuity policies, accident and health insurance and property-casualty insurance which vary with and are primarily related to the production of new business, have been deferred.

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

                AMERCO AND CONSOLIDATED SUBSIDIARIES

(1)   Summary of Significant Accounting Policies, continued

     Credit life and health acquistion costs are deferred and amortized over the term of the contracts in relation to premiums earned.

     Acquisition costs for annuity policies are amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges and investment, mortality and expense margins.

     Property-casualty acquisition costs are amortized over the related contract period which generally does not exceed one year.

     Property, Plant and Equipment: Property, plant and equipment are carried at cost and are depreciated on the straight-line and accelerated methods over the estimated useful lives of the assets. Maintenance and repairs are charged to operating expenses as incurred. Major overhaul costs of rental equipment, principally trucks, are amortized over the estimated period benefitted.
     Renewals and betterments are capitalized. Gains and losses on dispositions of property, plant and equipment are included in other revenue as realized. Interest costs incurred as part of the initial construction of assets are capitalized. Interest expense of $1,727,000, $595,000 and $159,000 was capitalized in the years ended 1995, 1994 and 1993, respectively.

     Certain recoverable environmental costs related to the removal of underground storage tanks or related contamination are capitalized and depreciated over the estimated useful lives of the properties. The capitalized costs improve the safety or efficiency of the property as compared to when the property was originally acquired or are incurred in preparing the property for sale.

     At March 31, 1995, the book value of the Company's real estate deemed to be surplus was approximately $27,466,000.

     Financial Instruments: The Company enters into interest rate swap agreements to reduce its interest rate exposure; the company does not use them for trading purposes. Amounts to be paid or received under the agreements are accrued as interest rates change and are recognized as incurred. Although the Company is exposed to credit loss for the interest rate differential in the event of nonperformance by the counterparties to the agreements, it does not anticipate nonperformance by the counterparties.

     At March 31, 1995, interest rate swap agreements with an aggregate notional amount of $193,000,000 were outstanding. Management estimates that at March 31, 1995 and 1994, the Company would be required to pay $6,000,000 and $14,000,000, respectively, to terminate the agreements. Such amounts were determined from current treasury rates combined with swap spreads on agreements outstanding.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(1)   Summary of Significant Accounting Policies, continued

     The Company has mortgage loans which potentially expose the Company to credit risk. The portfolio of notes is principally collateralized by mini-warehouse storage facilities and other residential and commercial properties. The Company has not experienced losses related to the notes from individual notes or groups of notes in any particular industry or geographic area.

     At March 31, 1995, mortgage notes with a book value of $135,424,000 were outstanding. The estimated fair value of the notes at March
     31,   1995  was  $138,862,000.   The estimated fair values were
     determined using discounted cash flow method, using interest rates currently offered for similar loans to borrowers with similar credit ratings. At March 31, 1994, mortgage notes with a book value of $42,482,000 were outstanding. The estimated fair value at March 31, 1994 was approximate to the book value. Other financial instruments that are subject to fair value disclosure requirements are carried in the financial statements at amounts that approximate fair value.

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

     Policy  Benefits  and  Losses, Claims and  Loss  Expenses  Payable:
     Liabilities for policy benefits payable on traditional life and annuity policies are established in amounts adequate to meet estimated future obligations on policies in force. These liabilities are computed using the net level premium method and include mortality and withdrawal assumptions which are based upon recognized actuarial tables and contain margins for adverse deviation. At December 31, 1994, interest assumptions used to compute policy benefits payable range from 2.5% to 12.8%.

     With respect to interest sensitive life and annuity policies, the liability for policy benefits and expenses payable consists of policy account balances that accrue to the benefit of the policyholders, excluding surrender charges.

     Liabilities for accident and health and other policy claims and benefits payable represent estimates of payments to be made on insurance claims for reported losses and estimates of losses incurred but not yet reported. These estimates are based on past claims experience and consider current claim trends as well as social and economic conditions.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(1)   Summary of Significant Accounting Policies, continued

     With respect to property-casualty, the liability for unpaid losses is based on the estimated ultimate cost of settling claims reported prior to the end of the accounting period, estimates received from ceding reinsurers and estimates for unreported losses based on RWIC's historical experience supplemented by insurance industry historical experience. The liability for unpaid loss adjustment expenses is based on historical ratios of loss adjustment expenses paid to losses paid. Amounts recoverable from reinsurers on unpaid losses are estimated in a manner consistent with the claim liability associated with the reinsured policy. Adjustments to the liability for unpaid losses and loss expenses as well as amounts recoverable from reinsurers on unpaid losses are charged or credited to expense in periods in which they are made.

     Rental and Other Revenue: AMERCO recognizes its share of rental revenue on the accrual basis pursuant to contractual arrangements between AMERCO, fleet owners, rental dealers and customers. See
     Note 8 of Notes to Consolidated Financial Statements of AMERCO for further discussion.

     Premium Revenue: Accident and health, credit life and health, and property-casualty gross premiums are recognized over the term of the related contracts. Traditional life and annuity premiums are recognized as revenue when due from policyholders. Revenue for annuity policies consists of investment margins and surrender charges that have been assessed against policy account balances during the period.

     Reinsurance: Reinsurance premiums, commissions, and expense reimbursements related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies have been reported as a reduction of premium income. See also "Policy Benefits and Losses, Claims and Loss Expenses" above.

     Income Taxes: In addition to charging income for taxes paid or payable, the provision for income taxes reflects deferred income taxes resulting from changes in temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     The Company files a consolidated federal income tax return with its insurance subsidiaries.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(1)   Summary of Significant Accounting Policies, continued

   New Accounting Standards:

     Statement of Financial Accounting Standards No. 114 - Accounting by Creditors for Impairment of a Loan. Effective for years beginning after December 15, 1994. The standard requires that an impaired loan's fair value be measured and compared to the recorded investment in the loan. If the fair value of the loan is less than the recorded investment in the loan, a valuation allowance is established. The Company will adopt this statement in the first quarter of fiscal 1996. The Company believes that the adoption will have no material impact on its financial condition or results of operations.

    Statement of Financial Accounting Standards No. 115 - Accounting for Certain Investments in Debt and Equity Securities. Effective January 1, 1994, U-Haul and Oxford adopted SFAS 115. RWIC adopted SFAS 115 effective December 31, 1993. This statement requires classification of debt securities into one of the following three categories based on management's intention with regard to such securities: held-to-maturity, available-for-sale and trading. Securities classified as held-to-maturity are recorded at cost adjusted for the amortization of premiums or accretion of discounts while those classified as available-for-sale are recorded at fair value with unrealized gains or losses reported on a net basis as a separate component of stockholders' equity. Securities classified as trading, if any, are recorded at fair value with unrealized gains or losses reported on a net basis in income. The Company does not currently maintain a trading portfolio.

    Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Effective for fiscal years beginning after December 15, 1995, the standard establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. The Company has not completed an evaluation of the effect of this standard.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(1)   Summary of Significant Accounting Policies, continued

   New Accounting Standards, continued

     Effective April 1, 1994, the Company adopted Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans" for shares purchased subsequent to December 31, 1992. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial position. As shares purchased after December 31, 1992 are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

     Statement of Position 93-7, "Reporting on Advertising Costs", was issued by the Accounting Standards Executive Committee in December 1993. This statement of position provides guidance on financial reporting on advertising costs in annual financial statements. The statement of position requires reporting advertising costs as expenses when incurred or when the advertising takes place, reporting the costs of direct-response advertising, and amortizing the amount of direct-response advertising reported as assets. This statement of position is effective for financial statements for years beginning after June 15, 1994. The Company currently matches certain advertising costs with revenue generated in future periods. The Company will adopt this statement in the first quarter of fiscal 1996. The Company believes that the adoption will have no material impact on its financial condition or results of operations.

     Other pronouncements issued by the Financial Standards Board with future effective dates are either not applicable or not material to the consolidated financial statements of the Company.

    Earnings per share: Earnings per common share are computed based on the weighted average number of shares outstanding, excluding shares of the employee stock ownership plan that have not been committed to be released. Net income is reduced for preferred dividends. See
    Note 6 of Notes to Consolidated Financial Statements of AMERCO for further discussion.

     Financial Statement Presentation: Certain reclassifications have been made to the financial statements for the years ended 1994 and 1993 to conform with the current year's presentation.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(2)   Receivables
   A summary of receivables follows:

                                                    Year ended
                                                -------------------
                                                 1995         1994
                                                -------------------
                                                   (in thousands)

      Trade accounts receivable              $  12,527       16,073
      Mortgage and note receivables,
        net of discount                         78,499       45,288
      Note receivable and accrued
        interest from SAC and TWO SAC           65,255          -
      Premiums and agents' balances
        in course of collection                 33,150       29,078
      Reinsurance recoverable                   84,270       81,760
      Accrued investment income                 13,377       13,565
      Independent dealer receivable              8,749        6,870
      Other receivables                          9,050       14,189
                                               -------      -------
                                               304,877      206,823
      Less allowance for doubtful accounts      (4,639)      (2,009)
                                               -------      -------

                                             $ 300,238      204,814
                                               =======      =======

    During fiscal 1995, a subsidiary of the Company made a loan to SAC Self-Storage Corporation (SAC) in the total principal amount of $54,671,000 for the purchase of 44 self-storage properties by SAC. Of the 44 SAC properties, SAC acquired 24 from the Company or its subsidiaries at a purchase price of $26,287,000. All 24 of these properties were acquired by the Company or its subsidiaries since June 1993. These 24 properties were sold to SAC for an amount equal to the Company's acquisition cost plus capitalized costs. Such properties are currently being managed by the Company pursuant to a management agreement, under which the Company receives a management fee equal to 6% of the gross receipts from the properties. The management fee percentage is consistent with the fee received by the Company for other properties managed by the Company. For fiscal 1995, SAC incurred management fees to the Company in the amount of $327,000. The SAC loan consists of two notes, a senior note in the amount of $45,500,000 bearing interest at the rate of 9% and a junior note in the amount of $9,171,000 bearing interest at the rate of 13%. As of March 31, 1995, accrued interest on the senior note was $2,008,000 and $385,000 on the junior note. Subsequent to March 31, 1995, senior principal paid was $546,000, senior interest paid was $2,008,000 and junior interest paid was $133,000. Both the senior note and the junior note are secured by senior and junior mortgages, respectively, on all 44 properties. The SAC notes mature in 2004, or on demand. The Company believes that the transactions with SAC were consummated on terms equivalent to those that prevail in arms-length transactions.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(2)   Receivables, continued

    In addition, during fiscal 1995, a subsidiary of the Company has been in the process of loaning TWO SAC Self-Storage Corporation (TWO
    SAC) funds to purchase approximately four self-storage properties. Subsequent to year end, the Company funded the purchase of 14 additional properties by TWO SAC. As of March 31, 1995, $7,840,000 in principal was due from TWO SAC, while interest of $351,000 has been accrued. No payment of principal or interest will be made until the notes are finalized. Such properties are currently or will be managed by the Company pursuant to a management agreement, under which the Company receives a management fee equal to 6% of the gross receipts from the properties. The management fee percentage is consistent with the fee received by the Company for other properties managed by the Company. The TWO SAC loan will consist of two notes, a senior note bearing interest at the rate of 9% and a junior note bearing interest at the rate of 13%. The TWO SAC notes will be secured by senior and junior mortgages and are expected to mature in 2004 or 2005, or on demand. TWO SAC anticipates acquiring approximately 28 properties from the Company that had been acquired by the Company or its subsidiaries since June 1993.

    Mark V. Shoen, a major stockholder, director, and officer of the Company, owns all of the issued and outstanding voting common stock of SAC and TWO SAC. The SAC Non-Business Trust dated as of May 24, 1995 with IBJ Schroder Bank & Trust Company as Trustee, owns all of the issued and outstanding nonvoting stock of SAC and TWO SAC. Edward J. Shoen and James P. Shoen, major stockholders, directors and officers of the Company, formerly were directors and stockholders of SAC and TWO SAC. Edward J. Shoen continues to serve as an officer of SAC and TWO SAC. Mark V. Shoen has capitalized SAC and TWO SAC via a contribution of 92,000 shares of AMERCO common stock each to SAC and TWO SAC. Mark V. Shoen has indicated to the Company that he intends, after reserving sufficient funds for expenses and other reasonable amounts, to distribute any remaining SAC and TWO SAC funds to the SAC Non-Business Trust. The SAC Non-Business Trust is required to distribute funds to its Beneficiary, which must be a non-profit entity benefitting the college age children of the Company's employees. At present, the Beneficiary is the U-Haul Scholarship Foundation, which exists to award scholarships to the children of the Company's qualifying employees. All scholarships will be awarded on behalf of the U-Haul Scholarship Foundation by an independent panel of educators.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(3)   Inventories
   A summary of inventory components follows:

                                                    Year ended
                                                -------------------
                                                 1995         1994
                                                -------------------
                                                   (in thousands)
      Trailers, truck and recreational
        vehicle parts and accessories        $  31,636       31,684
      Moving aids and promotional items          7,127        7,032
      Hitches and towing components             11,516       10,236
      Other                                         58           60
                                               -------      -------

                                             $  50,337       49,012
                                               =======      =======

    Certain general and administrative expenses are allocated to ending inventories. Such costs remaining in inventory at fiscal years ended 1995, 1994 and 1993 are estimated at $6,848,000, $7,679,000 and $7,224,000, respectively. For the fiscal years ended March 31, 1995, 1994 and 1993, aggregate general and administrative costs were $377,471,000, $430,209,000 and $467,390,000, respectively.

    LIFO inventories, which represent approximately 98% of total inventories at March 31, 1995 and 1994 would have been $3,657,000 and $3,591,000 greater at March 31, 1995 and 1994, respectively, if the consolidated group had used the FIFO method.


(4)   Investments
    Major categories of net investment income consists of the following (in thousands):

                                              December 31,
                                      --------------------------
                                      1994       1993       1992
                                      --------------------------

      Fixed maturities            $  53,236     52,903     54,836
      Real estate                       223        142        235
      Policy loans                      604        609        566
      Mortgage loans                  5,338      4,669      5,751
      Short-term, amounts held by
        ceding reinsurers, net and
        other investments             2,064        874      2,481
                                     ------     ------    -------

      Investment income              61,465     59,197     63,869

      Less investment expenses       19,380     20,390     23,229
                                     ------     ------    -------

      Net investment income       $  42,085     38,807     40,640
                                     ======     ======     ======

    A comparison of amortized cost to estimated fair value for fixed maturities is as follows (in thousands):

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(4)   Investments, continued

December 31, 1994
- -----------------    Par Value               Gross       Gross    Estimated
Consolidated         or number  Amortized  unrealized  unrealized   market
Held-to-Maturity     of shares     cost      gains       losses      value
                     ------------------------------------------------------

U.S. treasury
  securities
  and government
  obligations        $  28,342  $  28,254        229         523    27,960
U.S. government
  agency mortgage
  backed securities  $  52,394     52,081        207       6,414    45,874
Obligations of
  states and
  political
  subdivisions       $  32,285     31,931      1,822         349    33,404
Corporate
  securities         $ 223,825    228,605      1,117       6,002   223,720
Mortgage-backed
  securities         $ 110,785    109,127        382       9,371   100,138
Redeemable preferred
  stocks                    35      2,126        233         -       2,359
                                  -------      -----      ------   -------

                                  452,124      3,990      22,659   433,455
                                  -------      -----      ------   -------

December 31, 1994
- -----------------                            Gross       Gross    Estimated
Consolidated                    Amortized  unrealized  unrealized   market
Available-for-Sale   Par Value     cost      gains       losses      value
                     ------------------------------------------------------

U.S. treasury
  securities and
  government
  obligations        $   9,685      9,801        430          32    10,199
U.S. government
  agency mortgage
  backed securities  $   8,982      8,868        602          84     9,386
States,
  municipalities
  and political
  subdivisions       $   3,325      3,610        -            47     3,563
Foreign government
  securities         $   2,500      2,534         28          17     2,545
Corporate
  securities         $ 210,184    211,495        864       8,419   203,940
Mortgage-backed
  securities         $  26,699     26,528        126       2,983    23,671
                                  -------      -----      ------   -------
                                  262,836      2,050      11,582   253,304
                                  -------      -----      ------   -------


       Total                    $ 714,960      6,040      34,241   686,759
                                  =======      =====      ======   =======

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(4)   Investments, continued

December 31, 1993
- -----------------                            Gross       Gross    Estimated
OXFORD                          Amortized  unrealized  unrealized   market
                     Par Value     cost      gains       losses      value
                     ------------------------------------------------------

U.S. treasury
  securities
  and government
  obligations        $  10,340  $   9,395        949         -      10,344
U.S. government
  agency mortgage
  backed
  securities         $  69,653     69,053      1,626         448    70,231
States,
  municipalities
  and political
  subdivisions       $   1,000      1,003         28         -       1,031
Foreign government
  securities         $   1,000      1,002        152         -       1,154
Corporate
  securities         $ 191,177    194,940     11,499         924   205,515
Mortgage-backed
  securities         $  41,001     40,252      1,182         282    41,152
Public utility
  securities         $  38,950     37,844      2,503         -      40,347
                                  -------      -----      ------   -------

       Total                    $ 353,489     17,939       1,654   369,774
                                  =======      =====      ======   =======


December 31, 1993
- -----------------   Par Value               Gross       Gross    Estimated
RWIC                or number  Amortized  unrealized  unrealized   market
Held-to-Maturity    of shares     cost      gains       losses      value
                    ------------------------------------------------------
U.S. treasury
  securities and
  government
  obligations        $  38,213  $  39,425      3,025          55    42,395
States,
  municipalities
  and political
  subdivisions       $  43,625     43,154      4,345         334    47,165
Corporate
  securities         $ 195,350    202,401      8,444       1,577   209,268
Mortgage-backed
  securities         $  36,085     36,140        488         368    36,260
Redeemable
  preferred stock        2,300      2,300        400         -       2,700
                                  -------      -----      ------   -------

                                  323,420     16,702       2,334   337,788
                                  =======      =====      ======   =======

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(4)   Investments, continued

December 31, 1993
- -----------------   Par Value               Gross       Gross    Estimated
RWIC                or number  Amortized  unrealized  unrealized   market
Available-for-Sale  of shares     cost      gains       losses      value
                    ------------------------------------------------------
U.S. treasury
  securities and
  government
  obligations        $   6,000      6,125      1,175         -       7,300
States,
  municipalities
  and political
  subdivisions       $      40         40        -             2        38
Corporate
  securities         $  19,000     19,233         23         152    19,104
Mortgage-backed
  securities         $  16,098     16,254        -           -      16,254
                                  -------      -----      ------   -------
                                   41,652      1,198         154    42,696
                                  -------      -----      ------   -------

       Total                    $ 365,072     17,900       2,488   380,484
                                  =======     ======      ======   =======

     Fixed maturities fair value are based on publicly quoted market prices at the close of trading December 31, 1994 or December 31, 1993, as appropriate.

     The amortized cost and estimated market value of debt securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 1994
- -----------------                           Amortized       Estimated
Consolidated                                  cost         fair value
Held-to-Maturity                            ---------      ----------
                                                 (in thousands)

Due in one year or less                    $   27,181          27,037
Due after one year through five years         155,096         155,296
Due after five years through ten years         89,559          86,131
After ten years                                17,626          17,569
                                            ---------       ---------

                                              289,462         286,033
Mortgage-backed securities                    160,536         145,063
Redeemable preferred stock                      2,126           2,359
                                            ---------       ---------

                                              452,124         433,455
                                            ---------       ---------

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(4)   Investments, continued

December 31, 1994
- -----------------                           Amortized       Estimated
Consolidated                                  cost         fair value
Available-for-sale                          ---------      ----------
                                                 (in thousands)

Due in one year or less                        12,609          12,596
Due after one year through five years          80,128          78,286
Due after five years through ten years        127,496         122,268
After ten years                                 5,207           5,366
                                            ---------       ---------

                                              225,440         218,516
Mortgage-backed securities                     37,396          34,788
                                            ---------       ---------

                                              262,836         253,304
                                            ---------       ---------

       Total                               $  714,960         686,759
                                            =========       =========

December 31, 1993
- -----------------                           Amortized       Estimated
OXFORD                                        cost         fair value
                                            ---------      ----------
                                                 (in thousands)

Due in one year or less                    $   15,362          15,641
Due after one year through five years         118,343         125,274
Due after five years through ten years        108,693         115,402
After ten years                                 1,786           2,075
                                            ---------       ---------

                                              244,184         258,392
Mortgage-backed securities                    109,305         111,382
                                            ---------       ---------

       Total                               $  353,489         369,774
                                            =========       =========

December 31, 1993
- -----------------                           Amortized       Estimated
RWIC                                          cost         fair value
Held-to-Maturity                            ---------      ----------
                                                 (in thousands)

Due in one year or less                    $   35,997          32,090
Due after one year through five years         148,894         155,908
Due after five years through ten years         90,443         100,726
After ten years                                 9,646          10,104
                                            ---------       ---------

                                              284,980         298,828
Mortgage-backed securities                     36,140          36,260
Redeemable preferred stock                      2,300           2,700
                                            ---------       ---------

                                              323,420         337,788
                                            ---------       ---------

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(4)   Investments, continued

December 31, 1993                           Amortized       Estimated
RWIC                                          cost         fair value
Available-for-sale                          ---------      ----------
                                                 (in thousands)

Due after one year through five years           9,864           9,829
Due after five years through ten years          8,185           8,838
After ten years                                 7,349           7,775
                                            ---------       ---------

                                               25,398          26,442
Mortgage-backed securities                     16,254          16,254
                                            ---------       ---------

                                               41,652          42,696
                                            ---------       ---------

       Total                               $  365,072         380,484
                                            =========       =========

    Proceeds  from sales of investments in debt securities  during  1994
     and  1993  were  $71,242,000 and $25,409,000, respectively.   Gross
     gains of $1,447,000 and $1,665,000 and gross losses of $332,000 and $91,000 were realized on those sales during 1994 and 1993, respectively. Proceeds from maturities and early redemptions of investments in debt securities during 1994 and 1993 were $117,233,000 and $169,089,000. Gross gains of $633,000 and
     $2,326,000 and gross losses of $510,000 and $254,000 were realized on these securities during 1994 and 1993, respectively.

    At December 31, 1994 and 1993 fixed maturities include bonds with an amortized cost of $16,775,000 and $15,450,000, respectively, on deposit with insurance regulatory authorities to meet statutory requirements.

     Real estate held for investment, net of accumulated depreciation of $357,000 in 1994 and $329,000 in 1993, is comprised of land, buildings and building improvements. Depreciation on buildings is computed using the straight-line method. The general range of useful lives for buildings is 15 to 40 years. Depreciation on building improvements is computed utilizing the straight-line method or an accelerated method over the range of useful lives of 10 to 15 years.

    At December 31, 1994 and 1993, mortgage notes held by Ponderosa with a book value of $79,498,000 and $48,395,000, respectively, were outstanding. The estimated fair value of the notes at December 31, 1994 and 1993 was $86,132,000 and $50,297,000, respectively. The estimated fair values were determined using discounted cash flow method, using interest rates currently offered for similar loans to borrowers with similar credit ratings. Ponderosa's investment in mortgage loans, included as a component of investments, are reported net of allowance for possible losses of $525,000 in both 1994 and 1993.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(5)   Notes and Loans Payable
   Notes and loans payable consist of the following:

                                                        Year ended
                                                     ----------------
                                                     1995        1994
                                                     ----------------
                                                      (in thousands)

      Short-term promissory notes                $  33,500      50,000

      Notes payable to banks under
         revolving lines of credit, unsecured
            6.43% to 6.74% interest rates,         293,000      97,750

      Medium-term notes payable, unsecured
         8.50% to 11.50% interest
            rates, due through 2000                169,270     198,870

      Notes payable to insurance companies,
         unsecured 5.89% to 10.27% interest
            rates, due through 2010                336,000     281,000

      Notes payable to banks, unsecured
         5.375% to 5.67% interest
            rates, due through 1999                 45,700      94,800

      Mortgages payable, secured
         5.0% to 10.00% interest rates,
            due through 2016                         3,660       1,246

      Other notes payable, unsecured
         9.50% interest rate,
            due through 2005                            92          98
                                                   -------     -------
                                                 $ 881,222     723,764
                                                   =======     =======

    Mortgages payable are secured by land and buildings at various locations, which carry a net book value of $13,976,000 at year-end 1995.

    Domestic/Eurodollar revolving credit loans are available from participating banks under an agreement which provides for a total credit line of $365,000,000 through the expiration date of the revolving term of June 1, 1997. The Company may elect to borrow under the credit agreement in the form of Eurodollar borrowings or domestic dollar borrowings. Depending on the form of borrowing elected, interest will be based on the prime rate, the certificate of deposit rate, the federal funds effective rate or the interbank offering rate and in addition, margin interest rates will be charged. Loans may also be at a fixed rate based upon the discretion of the borrower and lender. At March 31, 1995, the weighted average interest rate on borrowings outstanding was 6.48%.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(5)   Notes and Loans Payable, continued

     Facility fees, which are based upon the amount of credit line, aggregated $901,000 and $588,000 for 1995 and 1994, respectively. As of year-end 1995, loans outstanding under the revolving credit line totaled $293,000,000. Management intends to refinance the borrowings on a long-term basis by either replacing them with long-term obligations, renewing or extending them.

                                                  Year ended
                                          --------------------------
                                          1995       1994       1993
                                          --------------------------
                                                (in thousands)
   A summary of revolving credit
     activity follows:

     Weighted average interest rate
        during the year                   5.62%      3.62%      4.36%
        at year end                       6.48%      3.93%      3.56%
     Maximum amount outstanding
        during the year              $ 293,000    159,750    126,000
     Average amount outstanding
        during the year              $ 191,146     67,354     96,667

   A summary of notes payable
     follows:

     Weighted average interest rate:
        during the year                   5.25%      3.80%      4.09%
        at year end                       6.44%      4.04%      3.66%
     Maximum amount outstanding
        during the year              $ 135,000     50,000     25,000
     Average amount outstanding
        during the year              $  46,604     11,380     14,167

    AMERCO has lines of credit with various banks totaling $275,001,000 at March 31, 1995.

    The Company has executed interest rate swap agreements ("SWAPS") to potentially mitigate the impact of changes in interest rates on its floating rate debt. These agreements effectively change the Company's interest rate exposure on $193,000,000 of floating rate notes to a weighted average fixed rate of 8.62%. The SWAP's mature at the time the related notes mature. During the year a swap with a notional value of $15,000,000 matured. Incremental interest expense associated with SWAP activity was $7,092,000 and $11,989,000 during 1995 and 1994, respectively.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(5)   Notes and Loans Payable, continued

      Certain of the Company's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, maintaining certain financial ratios, and placing certain additional liens on its properties and assets. At March 31, 1995, the Company was in compliance with these covenants. In addition, these credit agreements contain provisions that could result in a required prepayment upon a "change in control" of the Company. See also Note 14.

    In May 1995, the Company amended a $185 million revolving credit agreement to extend the maturity to September 1995.

     The annual maturities of long-term debt for the next five years, if the revolving credit lines are outstanding to maturity, are:

                                           Year Ended
                         ---------------------------------------------
                           1996     1997      1998      1999      2000
                         ---------------------------------------------
                                        (in thousands)
Mortgages              $    422       236       443       188       131
Medium-term and other
notes                    74,226    66,807    14,258    11,009     3,010
Insurance Placements     11,000    63,833    45,762    50,762    44,247
Bank Placements          21,600    21,600     1,600       900       -
Revolving Credit            -         -     293,000       -         -
                        -------   -------   -------   -------   -------
                       $107,248   152,476   355,063    62,859    47,388
                        =======   =======   =======   =======   =======

    During the first and third of fiscal 1994, the Company purchased $25.2 million of its medium-term notes originally due in fiscal
    1995 through 2000. The weighted average rate of the notes purchased is 9.34%. The purchase resulted in an extraordinary charge of $1,897,000 net of $1,021,000 of tax benefit.

    During the fourth quarter of fiscal 1994, the Company terminated swaps with the notional value of $77 million originally due in fiscal 1995. The terminations resulted in an extraordinary charge of $1,473,000 net of $793,000 of tax benefit.

(6)   Stockholders' Equity
    In October 1992, the stockholders approved an amendment to the Company's Articles of Incorporation to increase the authorized capital stock of the Company to a total of 350,000,000 shares from 65,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock. The increased capital stock consists of 150,000,000 shares of Common Stock, 150,000,000 shares of Serial Common Stock and 50,000,000 shares of Preferred Stock. The Board of Directors (the Board) may authorize the Serial Common Stock to be issued in such

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(6)   Stockholders' Equity, continued

    series and on such terms as the Board shall determine. The amendment also clarifies the voting rights of the Preferred Stock and allows the issuance of Preferred Stock with or without par value.

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

    On February 1, 1994, the Company entered into an Exchange Agreement with Mark V. Shoen. Pursuant to the exchange agreement, in exchange for 3,475,520 shares of common stock owned by Mark V. Shoen, Mark V. Shoen received 3,475,520 shares of Series A common stock.

    On April 13, 1994, the Company and Edward J. Shoen entered into an Agreement in Principle pursuant to which the Company agreed to acquire all of the outstanding capital stock of EJOS, Inc., all of which stock was held by Edward J. Shoen and a certain irrevocable trust established by Edward J. Shoen, in exchange for the same number of shares of the Company's common stock as were held by EJOS, Inc. In exchange for EJOS, Inc.'s capital stock, Edward J. Shoen and the irrevocable trust established by Edward J. Shoen received 3,483,681 and 559,443 shares of the Company's common stock, respectively. The exchange described above was effected in accordance with the terms of an Agreement and Plan of Exchange of Shares of EJOS, Inc. and AMERCO, dated May 18, 1994, among EJOS, Inc., the Company, Edward J. Shoen, and the irrevocable trust established by Edward J. Shoen. Edward J. Shoen is a major stockholder, Chairman of the Board, and President of the Company.

    On August 24, 1994, the Company entered into an Exchange Agreement with Edward J. Shoen, the Company's Chairman of the Board and President. Pursuant to the exchange agreement, in exchange for 3,483,681 shares of common stock owned by Edward J. Shoen, Edward J. Shoen received 3,483,681 shares of Series A common stock.

    On November 28, 1994, the Company entered into an Exchange Agreement with Mark V. Shoen, a director and major stockholder of the Company. Pursuant to the exchange agreement, in exchange for 3,475,520 shares of Series A common stock owned by Mark V. Shoen, Mark V. Shoen received 3,475,520 shares of common stock.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(7)   Income Taxes
    The   components  of  the  consolidated  expense  for  income  taxes applicable to operations are as follows:

                                                 Year ended
                                         --------------------------
                                         1995       1994       1993
                                         --------------------------
                                               (in thousands)
    Current:
      Federal                        $  12,629      2,112      1,800
      State                              1,038        185        726

    Deferred:
      Federal                           19,678     16,365     13,902
      State                                 79      1,191        842
                                        ------     ------     ------

                                     $  33,424     19,853     17,270
                                        ======     ======     ======

   Deferred tax liabilities (assets) are comprised as follows:

                                                 Year ended
                                         --------------------------
                                         1995       1994       1993
                                         --------------------------
                                               (in thousands)
    Accelerated depreciation of:
      property, plant and equipment  $ 155,756    145,391    134,466
    Benefit of tax NOL and credit
      carryforwards                    (64,076)   (74,905)   (85,326)
    Rental equipment overhaul costs
      amortized                            419        751      1,126
    Deferred inventory adjustments        (103)    (1,177)      (356)
    Deferred acquisition costs          15,720     15,361     15,761
    Deferred gain from
      intercompany transactions            459       (894)    (2,780)
    Bad debt expense                    (1,935)    (1,635)    (1,429)
    Accrued expense on future
      dealer benefits                   (3,451)    (3,347)    (2,576)
    Accrued vacation and sick-pay       (1,338)    (1,182)    (1,132)
    Accelerated retirement deductions      -          -          860
    Customer deposit liability          (2,884)    (2,375)       -
    Deferred revenue from
      sale/leaseback                      (437)    (1,357)    (1,779)
    Accrued retirement expense          (2,279)    (1,755)       -
    Policy benefits and losses,
      claims and loss expenses
      payable                          (24,671)   (24,022)   (24,986)
    Other                               (2,455)      (283)     1,041
                                        ------     ------     ------

        Total                        $  68,725     48,571     32,890
                                        ======     ======     ======

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(7)   Income Taxes, continued

                                                Year ended
                                        --------------------------
                                        1995       1994       1993
                                        --------------------------
                                              (in thousands)
    Balance comprised of:
      Deferred tax assets           $   2,312      2,220      2,223
      Deferred tax liability           71,037     50,791     35,113
                                       ------     ------     ------
    Net deferred taxes              $  68,725     48,571     32,890
                                       ======     ======     ======

    Actual tax expense reported on earnings from operations differs from the "expected" tax expense amount (computed by applying the United States federal corporate tax rate of 35% in 1995 and 1994, and 34% in 1993) as follows:

                                                Year ended
                                        --------------------------
                                        1995       1994       1993
                                        --------------------------
                                              (in thousands)

    Computed "expected" tax
      expense                        $ 32,696     23,276     16,938
    Increases (reductions) in taxes
      resulting from:
        Tax-exempt interest income     (1,243)    (1,525)    (2,278)
        Dividends received deduction      (62)      (101)      (289)
        Net reinsurance effect            120        120        116
        Canadian subsidiary income
          tax (expense) benefit
          unrealized                   (1,078)      (204)       230
        True-up of prior year
          estimated current tax         1,030     (1,327)        -
        Federal tax benefit of
          state and local taxes          (391)      (482)      (534)
        Other                           1,235     (1,280)     1,519
                                       ------     ------     ------
          Actual federal tax
            expense                    32,307     18,477     15,702
        State and local income tax
          expense                       1,117      1,376      1,568
                                       ------     ------     ------

          Actual tax expense
            of operations            $ 33,424     19,853     17,270
                                       ======     ======     ======

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(7)   Income Taxes, continued

    The 1993 financial statements have been restated to give retroactive effect to the adoption of SFAS 109. The impact on previously issued financial statements, income (loss), is as follows (in thousands except per share data):

                                                      Year ended
                                                    --------------
                                                         1993
                                                    --------------
                                                    (in thousands)
    Earnings:
      Effect of change on income
        before extraordinary item
        as originally reported                        $ (2,309)
      Effect of change on net
        income as originally reported                   (8,687)

    Earnings per common share:
      Effect of change on income
        before extraordinary item
        as originally reported                        $   (.06)
      Effect of change on net
        income as originally reported                     (.22)

    Under the provisions of the Tax Reform Act of 1984 (the Act), the balance in Oxford's account designated "Policyholders' Surplus Account" is frozen at its December 31, 1983 balance of $19,251,000. Federal income taxes (Phase III) will be payable thereon at applicable current rates if amounts in this account are distributed to the stockholder or to the extent the account exceeds a prescribed maximum. Oxford did not incur a Phase III liability for the years ended December 31, 1994, 1993 and 1992.

    The Internal Revenue Service has examined AMERCO's income tax returns for the years ended 1990 and 1991. All agreed issues have been provided for in the financial statements including the application of such adjustments to open years. The tax effect of the unagreed issues will not have a material impact on the financial statements.

    At year-end 1995 AMERCO and RWIC have non-life net operating loss carryforwards available to offset taxable income in future years of $106,500,000 for tax purposes. These carryforwards expire in 2000 through 2007. AMERCO also has investment tax credit and other credit carryforwards of $885,000 for tax purposes which expire in 1999 through 2005. AMERCO has alternative minimum tax credit carry forwards of $16,575,000 which do not have an expiration date, but may only be utilized in years in which regular tax exceeds alternative minimum tax. The use of certain carryforwards may be limited or prohibited if a reorganization or other change in corporate ownership were to occur.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(7)   Income Taxes, continued

     Provision for federal income taxes has not been made for the difference between the Company's book and tax bases of its investment in Ponderosa, since the Company believes such difference to be permanent in duration.

     During 1994, Oxford dividended their investment in RWIC common stock to Ponderosa at its book value. As a result of such dividend, a deferred intercompany gain arose due to the difference between the book value and fair value of such common stock. However, such gain can only be triggered if certain events occur. To date, no events have occurred which would trigger such gain recognition. No deferred taxes have been provided in the accompanying consolidated financial statements as management believes that no events will occur to trigger such gain.


(8) Transactions With Fleet Owners and Other Rental Equipment Owners Fleet Owners (independent rental equipment owners) own approximately 21% of all U-Haul rental trailers, .04% of all U-Haul rental trucks and certain other rental equipment. There are over 5,400 fleet
    owners,   including  certain  officers,  directors,  employees   and
    stockholders of the Company. All rental equipment is operated under contract with U-Haul, a wholly-owned subsidiary of AMERCO, whereby U-Haul administers the operations and marketing of such equipment and in return receives a percentage of rental fees paid by customers.
    AMERCO  guarantees  performance of these contracts.   Based  on  the
    terms of various contracts, rental fees are distributed to the subsidiaries of AMERCO (for services as operators), to the fleet owners (including certain subsidiaries and related parties of AMERCO) and to Rental Dealers (including Company-operated U-Haul Centers).

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

    Oxford reinsures short-term accidental death and medical insurance risks for customers who rent vehicles owned by the Company and fleet owners. Premiums earned during the years ended December 31, 1994, 1993 and 1992 were $1,556,000, $1,428,000 and $1,399,000, respectively.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(8) Transactions With Fleet Owners and Other Rental Equipment Owners, continued

    RWIC insures and reinsures general liability, auto liability, commercial general liability and worker's compensation coverage for member companies of the consolidated group. Premiums earned by RWIC during the years ended December 31, 1994, 1993 and 1992 on these policies amounted to $20,600,000, $18,800,000 and $18,300,000, respectively, and were eliminated in consolidation.

     RWIC insures and reinsures certain risks of U-Haul customers and independent fleet owners. Premiums earned during the years ended December 31, 1994, 1993 and 1992 on these policies amounted to $39,300,000, $32,800,000 and $31,700,000, respectively.


(9)   Dealer Financial Security Plan
    In September 1984, the Company adopted an unfunded dealer financial security plan (the Security Plan) for its independent dealers and their key employees who elected to enroll in the plan. Subsequent to the initial enrollment in the Security Plan, the Company suspended the plan to additional enrollees. Under the Security Plan, deductions are made from dealer commissions in return for future benefits including death, disability and retirement benefits. These benefits are paid directly from the general assets of the Company. Life insurance is carried on each Security Plan participant in favor of the Company to indirectly fund future benefit payments. Total deductions withheld from commissions for 1995, 1994, and 1993 were $466,000, $613,000 and $714,000, respectively. Total insurance premium expense for the years ended 1995, 1994 and 1993 amounted to $1,294,000, $1,304,000 and
    $1,300,000, respectively. Benefits paid under the Security Plan for the years ended 1995, 1994 and 1993 were insignificant.


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

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(10)  Employee Benefit Plans, continued

    At its discretion, profits of such amounts as determined by the Board of Directors (which shall not exceed the amounts that are deductible under the Internal Revenue Code) may be contributed to the Profit Sharing Plan at the end of each Plan year to a designated trustee and administered and applied in accordance with the terms of the trust agreement. The Company did not contribute to the Profit Sharing Plan during the years ended 1995, 1994 and 1993.

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

    To fund the ESOP trust (ESOT), the Company borrowed $16,000,000 repayable over ten years in annual installments of $1,600,000 beginning December 1989. Proceeds of this borrowing were loaned to the ESOT on the same terms and are used by the ESOT to purchase shares of AMERCO common stock. Interest payments under this agreement were $313,000 in 1995, $253,000 in 1994 and $402,000 in
    1993.

    To fund additional purchases of the Company stock, in May 1990 the ESOT borrowed $1,172,000 from the Company repayable over ten years under a stock pledge agreement. The interest rate is based upon the average interest rate paid by the Company. Interest payments amounted to $72,000, $90,000 and $105,000 for 1995, 1994 and 1993,
    respectively. As of March 31, 1995, $703,000 is outstanding under this agreement.

    During fiscal year 1991, the Company executed an additional stock pledge agreement with the ESOT to make loans available in an aggregate principal amount equal to $10,000,000 over a five year commitment period. In April 1994 the ESOT modified the 1991 agreement to increase the commitment from $10,000,000 to $20,000,000 and extend the commitment period an additional five years. Borrowings under the agreement are repaid based upon a twenty year amortization period. Interest is based upon the average rate paid by AMERCO under all promissory notes, commercial paper and other evidences of indebtedness issued by AMERCO and outstanding as of the date the rate is to be calculated. Under this agreement, $14,790,000 is outstanding at March 31, 1995. Interest payments under this agreement were $745,000, $474,000 and $366,000 for 1995,
    1994 and 1993, respectively. Subsequent to March 31, 1995 borrowings total $6,600,000.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(10)  Employee Benefit Plans, continued

    Shares are released from collateral and allocated to active employees based on the proportion of debt service paid in the plan year. Contributions to the ESOT charged to expense were $2,571,000, $2,269,000 and $2,255,000 for the years ended 1995, 1994 and 1993, respectively.

    Effective April 1, 1994, the Company adopted Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans" for shares purchased subsequent to December 31, 1992. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial position. As shares purchased after December 31, 1992 are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

    Shares purchased prior to December 31, 1992 are not accounted for under the above guidance. Dividends are recorded as a reduction of retained earnings, shares are considered outstanding for earnings-per-share calculations, and compensation expense is based upon debt service.

   The ESOP shares as of March 31 were as follows (in thousands):

                                Shares issued           Shares issued
                                   prior to             subsequent to
                                December, 1993          December, 1993
                                 1995        1994        1995        1994
                               ------      ------      ------      ------
Allocated shares                1,233       1,109          13           1
Shares committed to be
     released                     -           -             8         -
Unreleased shares               1,211       1,443         594         291
                               ------      ------      ------      ------
Total ESOP shares               2,444       2,552         615         292
                               ======      ======      ======      ======
Fair value of
     unreleased shares       $ 11,298    $ 13,134    $ 12,697    $  4,947
                               ======      ======      ======      ======

    For purposes of this schedule, fair value of unreleased shares issued prior to December 31, 1992 is defined as the historical cost of such shares. Fair value of unreleased shares issued subsequent to December 31, 1992 and held at March 31, 1995 is defined as the
    March  31,  1995  trading  value of  such  shares.   Fair  value  of
    unreleased shares issued subsequent to December 31, 1992  and  held at  March 31, 1994 is defined as the appraised value as such shares
    were  not  traded  in  an  active market at that  date.   Management
    considers the actual fair value of the shares to be in excess of their trading value at that March 31, 1995. See also Note 17.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(10)  Employee Benefit Plans, continued

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

    Oxford insures various group life and group disability insurance plans covering employees of the consolidated group. Premiums earned were $1,896,000, $1,325,000 and $1,037,000 for the years ended 1995,
    1994 and 1993, respectively and were eliminated in consolidation. As of January 1, 1991, the Company elected to self-fund its group-health and dental plans.


(11)  Postretirement and Postemployment Benefits
     The Company provides medical and life insurance benefits to retired employees and eligible dependents over age 65 if the employee meets specified age and service requirements.

     The Company uses the accrual method of accounting for postretirement benefits. Prior to 1994, the Company recognized these costs, which were not material, as claims were incurred. Upon adoption of SFAS 106, the Company elected to immediately recognize the cumulative effect of the change in accounting for postretirement benefits of $5.0 million ($3.1 million net of income tax benefit) which represents the accumulated postretirement benefit obligation (APBO) existing at April 1, 1993. In addition, the impact of the change in ongoing operations is an increase in expense of about $592,000 and $1,087,000 in 1995 and 1994, respectively. The Company continues to fund medical and life insurance benefit costs as claims are incurred.

     The components of net periodic postretirement benefit cost for 1995 and 1994 are as follows (in thousands):

                                                      1995       1994
                                                    ------     ------
Service cost for benefits earned
     during the period                             $   210    $   489
Interest cost on APBO                                  382        598
                                                    ------     ------
Net periodic postretirement benefit cost           $   592    $ 1,087
                                                    ======     ======

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(11)  Postretirement and Postemployment Benefits, continued

     The 1995 and 1994 postretirement benefit liability included the following components (in thousands):

                                                        1995        1994
                                                     -------     -------
Actuarial present value of postretirement
 benefit obligation:
  Retirees                                          $ (1,638)   $ (1,848)
  Eligible active plan participants                     (341)       (413)
  Other active plan participants                      (3,105)     (3,832)
                                                     -------     -------
Accumulated postretirement benefit obligation         (5,084)     (6,093)
Unrecognized prior service gain
Unrecognized net loss                                 (1,601)        -
                                                     -------     -------
                                                    $ (6,685)   $ (6,093)
                                                     =======     =======

     The discount rate assumptions used in computing the information above were as follows:

                                                          1995       1994
                                                       --------   --------
Accumulated postretirement benefit obligation             8.5%      7.75%

     The  year-to-year  fluctuations in the  discount  rate  assumptions
     primarily  reflect  changes in U.S. interest rates.   The  discount
     rate represents the expected yield on a portfolio of high-grade (AA-AAA rated or equivalent) fixed-income investments with cash flow streams sufficient to satisfy benefit obligations under the plans when due.

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 10.0% in 1995, declining annually to an ultimate rate of 4.0% in 2010. The assumed health care cost trend rate reflects a $20,000 maximum lifetime benefit included in the Company's plan.

     If the health care cost trend rate assumptions were increased by 1.0%, the APBO as of March 31, 1995 would be increased by approximately $800,000. The effect of this change on the sum of the service cost and interest cost components of net periodic postretirement benefit cost for 1995 would be an increase of approximately $140,000.

     Postemployment benefits provided by the Company are not material.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(12)  Reinsurance
    The Company assumes and cedes reinsurance on both a coinsurance and risk premium basis. The Company obtains reinsurance for that portion of risks exceeding retention limits. The maximum amount of life insurance retained on any one life is $100,000.

    The Company also reinsures a wide range of property-casualty risks with third parties and insures general and auto liability, multiple peril and worker's compensation coverage for the consolidated group, independent fleet owners and customers as a direct writer and as a reinsurer through third party companies.

    To the extent that a reinsurer is unable to meet its obligation under the related reinsurance agreements, the Company would remain liable for the unpaid losses and loss expenses. Pursuant to certain of these agreements, the Company holds letters of credit in the amount of $14,800,000 from reinsurers. The Company has issued letters of credit totaling approximately $22,700,000 in favor of certain ceding companies.

    During fiscal 1995 Oxford issued a letter of credit of approximately
    $20.6  million  in  favor of certain ceding companies.   AMERCO  has
    guaranteed such letter of credit.

    RWIC is a reinsurer of municipal bond insurance through an agreement with MBIA, Inc. Premium generated through this agreement is recognized pro rata over the contract coverage period. The related unearned premium as of December 31, 1994 and 1993 was $4,400,000 for each period. RWIC's share of case loss reserves related to this coverage is approximately $41,000 at December 31, 1994. RWIC's aggregate exposure for Class 1 municipal bond insurance was $709,000,000 as of December 31, 1994.

   A summary of reinsurance transactions by business segment follows:

                                                                 Percentage
                                  Ceded       Assumed             of amount
                       Direct   to other    from other     Net   assumed to
                       amount   companies   companies    amount     net
                       ----------------------------------------------------
                                          (in thousands)
Year end 1995
   Life insurance
     in force       $  32,046       500     2,729,372  2,760,918     99%
                      =======    ======    ==========  =========

   Premiums earned:
     Life           $   1,601        16         8,149      9,734     84%
     Accident and
       health           3,980       198         1,513      5,295     29%
     Annuity               61       -           7,696      7,757     99%
     Property
       casualty        86,869    40,871        66,864    112,862     59%
                      -------   -------       -------    -------
          Total     $  92,511    41,085        84,222    135,648
                      =======   =======       =======    =======

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(12)  Reinsurance, continued

                                                                 Percentage
                                  Ceded       Assumed             of amount
                       Direct   to other    from other     Net   assumed to
                       amount   companies   companies    amount     net
                       ----------------------------------------------------
                                          (in thousands)

Year end 1994
   Life insurance
     in force       $  19,860       524     2,979,714  2,999,050     99%
                      =======    ======    ==========  =========

   Premiums earned:
     Life           $      53        16         8,876      8,913     99%
     Accident and
       health           1,120       209         1,455      2,366     61%
     Annuity              -         -           5,419      5,419    100%
     Property
       casualty        81,676    45,122        70,092    106,646     66%
                      -------   -------       -------    -------
          Total     $  82,849    45,347        85,842    123,344
                      =======   =======       =======    =======

                                                                 Percentage
                                  Ceded       Assumed             of amount
                       Direct   to other    from other     Net   assumed to
                       amount   companies   companies    amount     net
                       ----------------------------------------------------
                                          (in thousands)
Year end 1993
- -------------
   Life insurance
     in force       $  20,983       547     3,375,548  3,395,984     99%
                      =======    ======    ==========  =========

   Premiums earned:
     Life           $      81       -           9,910      9,991     99%
     Accident and
       health             996       103         2,111      3,004     70%
     Annuity              202       -           2,907      3,109     94%
     Property
       casualty        73,523    39,016        48,214     82,721     58%
                      -------   -------       -------    -------
          Total     $  74,802    39,119        63,142     98,825
                      =======   =======       =======    =======


(13)  Contingent Liabilities and Commitments
    The Company occupies certain facilities and uses certain equipment under operating lease commitments with terms expiring through 2079. Lease expense was $66,487,000, $84,359,000 and $119,106,000 for the
    years  ended  1995, 1994 and 1993, respectively.   During  the  year
    ended March 31, 1995, U-Haul Leasing & Sales Co., a wholly-owned subsidiary of U-Haul, entered into fifteen transactions, whereby the Company sold rental trucks and subsequently leased them back. Subsequent to year end, no additional lease agreements were executed. AMERCO has guaranteed $42,537,000 of residual values at March 31, 1995 on these assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options and mileage and other restrictions similar to those disclosed in Note 5 for notes payable and loan agreements.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(13)  Contingent Liabilities and Commitments, continued

    Following are the lease commitments for leases having terms of more than one year (in thousands):

                             Year end 1995
                      ---------------------------
                      Property, plant      Rental
      Year ended    and other equipment    Trucks            Total
     -------------------------------------------------------------

      1996              $  1,512           58,777           60,289
      1997                 1,019           52,051           53,070
      1998                   750           52,051           52,801
      1999                   540           52,051           52,591
      2000                   409           52,051           52,460
      Thereafter           4,993           48,838           53,831
                         -------          -------          -------
                        $  9,223          315,819          325,042
                         =======          =======          =======

    The Company is a defendant in a number of suits and claims incident to the types of business it conducts and several administrative proceedings arising from state and local provisions that regulate the removal and/or cleanup of underground fuel storage tanks. It is the opinion of management that none of such suits, claims, or proceedings involving the Company, individually or in the aggregate, are expected to result in a material loss. Also see Notes 12 and 14.


(14)  Legal Proceedings

    Edward J. Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds, and William E. Carty, who are current members of the Board of Directors of the Company and Paul F. Shoen, who is a former director are defendants in an action in the Superior Court of the State of Arizona, Maricopa County, entitled Samuel W. Shoen, M.D., et al. v.
                                       ----------------------------------
    Edward  J. Shoen, et al., No. CV88-20139, instituted August  2,  1988
    ------------------------
    (the Shoen Litigation). The Company was also a defendant in the action as originally filed, but the Company was dismissed from the action on August 15, 1994. The plaintiffs, who collectively hold 47.3% of the Company's common stock and who are all members of a stockholder group that is currently opposed to existing Company management have alleged, among other things, that certain of the individual plaintiffs were wrongfully excluded from sitting on the Company's Board of Directors in 1988 through the sale of Company common stock to certain key employees. That sale allegedly prevented the plaintiffs from gaining a majority position in the Company's voting stock and control of the Company's Board of Directors. The plaintiffs alleged various breaches of fiduciary duty and other unlawful conduct by the individual defendants and sought equitable relief, compensatory damages, punitive damages, and statutory post judgment interest.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(14) Legal Proceedings, continued

    Based on the plaintiffs' theory of damages (that their stock has little or no current value), the Court ruled that the plaintiffs elected as their remedy in this lawsuit to transfer their shares of stock to the defendants upon the satisfaction of the judgment. On
    October 7, 1994, the jury determined that the defendants breached their fiduciary duties and such breach diminished the value of the plaintiffs' stock. The jury also determined the value of the plaintiffs' stock in 1988 to be $81.12 per share or approximately $1.48 billion. On
    February 2, 1995, the judge in this case granted the defendants' motion for remittitur or a new trial on the issue of damages. The judge determined that the value of the plaintiffs' stock in 1988 was $25.30 per share or approximately $461.8 million. On February 13, 1995, the plaintiffs filed a statement accepting the remittitur. The jury also awarded the plaintiffs $70 million in punitive damages against Edward J. Shoen. The judge ruled that this punitive damage award was excessive and granted Edward J. Shoen's motion for remittitur or a new trial on the issue of punitive damages. The judge reduced the award of punitive damages against Edward J. Shoen to $7 million. On
    February 13, 1995, the plaintiffs filed a statement accepting the remittitur reducing the punitive damage to $7 million. On
    February 21, 1995, judgment was entered against the defendants.
    On March 23, 1995, Edward J. Shoen filed a notice of appeal with respect to the award of punitive damages and the plaintiffs have subsequently cross-appealed the judge's remittitur of the punitive damages.

    Pursuant to separate indemnification agreements, the Company has agreed to indemnify the defendants to the fullest extent permitted by law or the Company's Articles of Incorporation or By-Laws, for all expenses and damages, if any, incurred by the defendants in this
    proceeding,  subject  to certain exceptions.   With  respect  to  the
    defendants   who  have  filed  for  protection  under   the   federal
    bankruptcy laws (as described below), the extent of the Company's indemnification obligations may be an issue in the bankruptcy
    proceedings.   Before  the  Company  will  have  any  indemnification
    obligations, the defendants must request indemnification from the Company and a determination must be made under Nevada law as to the validity of the indemnification claims. The defendants have not attempted to make demands upon or prosecute their indemnification claims against the Company. The Company reserves the right to contest the validity of any indemnification claims made by the
    defendants.   The  extent  of  the  Company's  obligation  under  the
    indemnification agreements, if any, cannot be reasonably estimated. No provision has been made in the Company's consolidated financial statements for any possible indemnification claims. If valid indemnification claims are made, the Company believes that it can fulfill any such indemnification obligations consistent with its existing credit agreements, or in the alternative, the Company may seek the waiver or amendment of certain of the provisions of one or more of its credit agreements when the indemnification obligations are determined. The Company believes, but no assurance can be given, that it can obtain any necessary waivers or amendments.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(14) Legal Proceedings, continued

    Any attempted transfer of common stock from the plaintiffs to the defendants will implicate rights held by the Company. For example, pursuant to the Company's By-Laws, the Company has certain rights of first refusal with respect to the transfer of the plaintiffs' stock. In addition, the defendants' rights to acquire the plaintiffs' stock may present a corporate opportunity which the Company is entitled to exercise.

    On February 21, 1995, Edward J. Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds, and William E. Carty (the Director-Defendants) filed for protection under Chapter 11 of the federal bankruptcy laws, resulting in the issuance of an order automatically staying the execution of the judgment against those defendants. In late April 1995, the Director-Defendants, in cooperation with the Company, filed plans of reorganization in the United States Bankruptcy Court for the District of Arizona (collectively, the
    Plan), all of which propose the same funding and treatment of the plaintiffs' claims resulting from the judgment in the Shoen Litigation.

    Under the Plan, the Director-Defendants will transfer (or cause to be transferred) to a trust (the Trust), property having a stipulated or adjudicated value in excess of $461.8 million. Each of the plaintiffs would receive a trust certificate representing an undivided, fractional beneficial interest in the Trust. The property transferred to the Trust is expected to consist of (i) approximately $300 million in Series B 7 1/2% non-voting cumulative preferred stock issued by the Company or one of its subsidiaries;
    (ii) a 1993 REMIC certificate held by the Company with a face value of $11,518,000 evidencing a pool of 61 commercial mortgage loans which are secured by mortgages or deeds of trust on 60 self-storage properties; (iii) mortgage loans with an aggregate principal balance of approximately $109,914,000 on property held by the Company, one or more of its subsidiaries, or two corporations affiliated with the Company; and (iv) real property held free and clear by the Company or its subsidiaries having a total value of approximately $50 million. Upon the funding of the Trust, the plaintiffs participating in the Trust will have their judgment satisfied and will be obligated to transfer their shares of common stock to the Company or its designee.

    Alternatively, and in lieu of their respective proportionate shares of the property to be transferred to the Trust, each of the plaintiffs may elect to participate in a settlement and receive a discounted cash payment in full satisfaction of his or her claim (the Settlement). The Settlement provides for a cash fund of up to $350 million to be paid by the Company to satisfy the claims of all plaintiffs electing to participate in the Settlement. Any plaintiff electing to participate in the Settlement will receive a pro rata distribution of such fund based on the percentage of all of the plaintiffs' stock held by such plaintiff. Any plaintiff so

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(14) Legal Proceedings, continued

    electing will not participate in or be entitled to any interest in the Trust and the amount of property transferred to the Trust will be correspondingly reduced. The Company plans to fund the Settlement through its existing lines of credit, additional debt or equity issuances, asset sales or a combination of the foregoing. The Company will determine which financing source or sources to use to fund the Settlement based on, among other things, market conditions as they exist from time to time and the number of plaintiffs electing to participate in the Settlement. The Company is unable to estimate the amount or cost of the financing, if any, necessary to fund the Settlement. Upon receipt of the cash distribution pursuant to the Settlement, the plaintiffs electing to participate in the Settlement will be obligated to transfer their common stock to the Company or its designee.

    The Company expects the court to consider the Plan during 1995. However, there is no assurance that the Plan will be confirmed by the federal bankruptcy court or that the Plan as confirmed will operate as described above. The Company's participation in the Plan is subject to the approval of the Board of Directors. Because of the Plan's complexity and the alternatives provided to the plaintiffs under the Plan, and because the Plan has not yet been confirmed, the Company is unable to determine the Plan's impact on the Company's financial condition, results of operations, or capital expenditure plans. However, as a result of funding the Plan, the Company is likely to incur additional costs in the future in the form of dividends on preferred stock and/or interest on borrowed funds.

    No provision has been made in the Company's financial statements for any payments to be made to the plaintiffs or the Trust pursuant to the Plan. In addition, in the event any consideration paid by the Company for the plaintiffs' stock is in excess of the fair value of the stock received by the Company, the Company will be required to record an expense equal to that difference.

    On April 25, 1995, the Director-Defendants filed an action in the United States Bankruptcy Court for the District of Arizona entitled
    Edward  J.  Shoen, et al. v. Leonard S. Shoen, et al., Case  No.  95-
    -----------------------------------------------------
    1430-PHX-JMM, Adversary No. 95-284, seeking injunctive relief to prevent the Company from conducting its 1994 and 1995 annual meetings of stockholders until the Plan is confirmed and/or to prevent the plaintiffs from voting the common stock that they are required to transfer pursuant to the Shoen Litigation. The Director-Defendants alleged that despite the election by the plaintiffs to transfer their common stock and thereby disengage themselves from Company ownership, the plaintiffs have two members of their stockholder group nominated to fill two director positions which are scheduled for election at the 1994 annual meeting of stockholders. The Director-Defendants argued that it is inappropriate to base the plaintiffs' right to vote at stockholders meetings on their record ownership of common stock which is the subject of the judgment in the Shoen Litigation. The Director-Defendants further alleged that

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(14) Legal Proceedings, continued

    ownership of common stock which is the subject of the judgment in the Shoen Litigation. The Director-Defendants further alleged that if the Company is not enjoined from holding the 1994 and 1995 annual meetings until the Plan is confirmed and if the plaintiffs are not enjoined from voting their common stock, the plaintiffs are likely to elect up to half of the members of the Company's Board of
    Directors before the end of 1995 because the plaintiffs currently control more common stock than the stockholder group that supports existing Company management. The election of Board of Director nominees supported by the plaintiffs would be likely to disrupt the Company's ability to support and fund the Plan. Such disruption, the Director-Defendants alleged, would affect their ability to reorganize and would cause them substantial and irreparable injury. On June 8, 1995 the court enjoined the Company from conducting its 1994 and 1995 annual meetings of stockholders until an order is entered confirming or denying confirmation of the Plan, or until further order of the court.

    Sophia M. Shoen, Paul F. Shoen and the Company are parties to separate Share Repurchase and Registration Rights Agreements which require all disputes relating thereto to be resolved by arbitration. On April 8, 1994, Sophia M. Shoen and Paul F. Shoen commenced the dispute resolution process. Private arbitration proceedings pursuant to these agreements were convened on June 19, 1994. All of the claims asserted by Paul F. Shoen in the arbitration have been dismissed pursuant to a settlement agreement described in the following paragraph. In the arbitration, Sophia M. Shoen asserted that the Company has breached its obligations to her by failing to timely register the sale of her shares which were sold to the public in November 1994 and by failing to remove the right of first refusal on all of the Company's common stock. Sophia M. Shoen asserted that, as a consequence of this alleged breach, she was entitled to give notice of termination of a stockholder agreement among Edward
    J. Shoen, Mark V. Shoen, James P. Shoen, Paul F. Shoen, Sophia M. Shoen, certain trusts for the benefit of the foregoing, and the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan (the Stockholder Agreement). The Company disagrees with the above assertions. Sophia M. Shoen gave such notice of termination on July 11, 1994. The arbitration hearings concluded on August 21, 1994. It is unknown when the arbitration panel will render a decision. Mark V. Shoen, as a party to the Stockholder Agreement, has filed a lawsuit against Sophia M. Shoen to which the Company is not a party, seeking a declaratory judgment that the Stockholder
    Agreement has not been terminated and remains in full force and effect.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(14) Legal Proceedings, continued

    The Company, the Company's Board of Directors, the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan (the
    ESOP), and the trustees of the ESOP were defendants in an action in the United States District Court for the District of Nevada entitled Paul F. Shoen v. AMERCO, et al., No. CV-N-94-0475-ECR, instituted
    ----------------------------------
    July 19, 1994 and dismissed February 10, 1995. On February 9, 1995, Paul F. Shoen executed a settlement agreement with the Company and the other defendants resolving all of his claims in this case and in the arbitration described in the preceding paragraph. As part of the settlement, the Company agreed, among other things, to select and appoint independent trustees for the ESOP and to place Paul F. Shoen on management's slate of directors for the 1994 annual meeting of stockholders which was originally delayed by judicial order at the request of Paul F. Shoen.

    The  Company,  certain members of the Company's Board  of  Directors, and  others  are  defendants in actions currently pending  in  United
    States  District  Court  for the District of Nevada  entitled  Sidney
                                                                   ------
    Wisotzky  and  Dorothy Wisotzky, et al. v. Edward J. Shoen,  et  al.,
    --------------------------------------------------------------------
    No.  CV-N-94-771-HDM (filed October 28, 1994), Evan Julber v.  Edward
                                                   ----------------------
    J.  Shoen,  et al., No. CV-N-94-00811-HDM (filed November 16,  1994),
    ------------------
    and  Anne  Markin  v. Edward J. Shoen, et al., No.  CV-N-94-00821-ECR
         ----------------------------------------
    (filed November 18, 1994).  The plaintiffs in these cases, who  claim to have purchased the Company's Series A 8 1/2% Preferred Stock, are seeking class action certification and are defining the class as all persons who purchased or otherwise acquired the Series A 8 1/2% Preferred Stock of the Company from October 14, 1993 through October 18, 1994, inclusive, and who sustained damage as a result of such
    purchases.   The  plaintiffs alleged among  other  things,  that  the
    defendants violated the federal securities laws by inflating the price of the Series A 8 1/2% Preferred Stock via false and misleading statements, concealing material adverse information, and taking other manipulative actions, and that the Prospectus for the Series A
    8 1/2% Preferred Stock, certain Form 10-K and Form 10-Q filings made by the Company, and the Company's Notice and Proxy Statement dated July
    8,  1994  contained  false  and misleading statements  and  omissions
    regarding  the  Shoen  Litigation.   In  addition,  the  Company  and
    certain  members of the Company's Board of Directors, are  defendants in an action currently pending in United States District Court for the District of Nevada entitled Bernard L. and Frieda Goldwasser, et
                                    -------------------------------------
    al.  v.  Edward  J.  Shoen,  et  al.,  No.  CV-N-94-00810-ECR  (filed
    ------------------------------------
    November  16, 1994).  The plaintiffs in this case allege derivatively on behalf of the Company, that the defendants breached their fiduciary duties to the Company and its stockholders by causing the Company to violate the federal securities laws, by concealing the financial responsibility of the Company for the claims asserted in
    the   Shoen   Litigation,  by  subjecting  the  Company  to   adverse

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(14) Legal Proceedings, continued

    publicity, and by misusing their corporate control for personal benefit. In addition, the plaintiffs are seeking equitable and/or injunctive relief to prevent the defendants in this case from causing the Company to indemnify the defendants in the Shoen Litigation against their liability in that case. The plaintiffs in these cases are requesting unspecified compensatory damages as well as attorneys' fees and costs. The Company and the individual defendants deny the plaintiffs' allegations of wrongdoing and intend to vigorously defend themselves in these actions.

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

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

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

    To date, no stock options have been granted.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(17)  Related Party Transactions
    AMERCO and Consolidated Subsidiaries have related party transactions with certain major stockholders, directors and officers of the consolidated group as disclosed in Notes 2, 6, 8, 19 and 20 of Notes to Consolidated Financial Statements of AMERCO.

    Additionally, during the years ended 1995, 1994 and 1993, a subsidiary of AMERCO purchased $3,417,000, $2,607,000 and $2,608,000, respectively, of printing from a company wherein an officer is a major stockholder, director and officer of AMERCO.

    Pursuant to a Share Repurchase and Registration Rights Agreement, dated May 1, 1992, among Sophia M. Shoen, Sophmar, Inc., and the Company, Sophia M. Shoen had the right to require the Company to repurchase, with certain limitations, up to $3,000,000 of Common Stock owned by
    her.   The  Sophia Shoen Registration Rights Agreement provides  that the Company's obligations to repurchase any shares from Sophia M. Shoen may be satisfied if such shares are purchased by the ESOP
    Trust.   Pursuant to the Sophia Shoen Registration Rights  Agreement,
    on  June 30, 1994, Sophia M. Shoen sold 88,235 shares of Common Stock to  the  ESOP Trust at the then appraised value of $17.00 per  share,
    for  an  aggregate  sales  price  of  approximately  $1,500,000.   In
    addition, Sophia M. Shoen, subject to certain limitations and restrictions, may also elect under the Sophia Shoen Registration
    Rights Agreement to cause the Company to effect a registration under the Securities Act of 1933, as amended, and applicable state securities laws of shares of Common Stock held by her. Sophia M. Shoen sold
    575,000 shares of Common Stock to the public in late 1994 pursuant to her registration rights. Sophia M. Shoen is a major stockholder of the Company.

    Pursuant to a Management Consulting Agreement, dated as of May 1, 1992, Sophia M. Shoen agreed to provide environmental and other consulting services to the Company. In consideration for these services, the Company agreed to pay Sophia M. Shoen a yearly fee of $100,000. The Management Consulting Agreement terminated May 1, 1995.

    In April 1994, William E. Carty sold 46.5% of 90.88 acres of land to the Company for cash in the amount of $4,000,000. An independent opinion of value was used to determine the Company's offer to purchase and the purchase was completed below the amount so determined. William E. Carty is a director of the Company.

    On November 28, 1994, the Company entered into an Exchange Agreement with Mark V. Shoen, a director and major stockholder of the Company. Pursuant to the Exchange Agreement, in exchange for 3,475,520 shares of Series A Common Stock owned by Mark V. Shoen, Mark V. Shoen received 3,475,520 shares of Common Stock.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(17)  Related Party Transactions, continued

    Pursuant to a Share Repurchase and Registration Rights Agreement, dated as of March 1, 1992, among Paul F. Shoen, Pafran, Inc., and the Company, Paul F. Shoen had the right to require the Company to repurchase, with certain limitations, up to $3,000,000 of Common Stock owned by him. The Paul Shoen Registration Rights Agreement provides that the Company's obligation to repurchase any shares from Paul F. Shoen shall be satisfied if such shares are purchased by the ESOP Trust. Pursuant to the Paul Shoen Registration Rights Agreement, (i) on
    June  30,  1994, Paul F. Shoen sold 58,825 shares of Common Stock  to the  ESOP  Trust at the then appraised value of $17.00 per share  for an aggregate sales price of approximately $1,000,000 and (ii) on January 17, 1995, Paul F. Shoen sold 50,632 shares of Common Stock to the ESOP Trust at the most recent closing price for the Common
    Stock trading on Nasdaq of $19.75  per  share  for  an aggregate sales price of approximately $1,000,000. In addition, Paul F. Shoen, subject to certain limitations and restrictions, may also elect under the Paul Shoen Registration Rights Agreement to cause the Company to effect a registration under the Securities Act of 1933, as amended, and applicable state securities laws of shares of Common Stock held by
    him.   Paul  F.  Shoen  sold 500,000 shares of Common  Stock  to  the public  in  March  of  1995  pursuant  to  his  registration  rights.
    Paul F. Shoen is a major stockholder of the Company.

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

    Pursuant to a Management Consulting Agreement, dated as of March 5, 1992, Paul F. Shoen agreed to provide management consulting services to the Company on matters relating to the Company's business and the organization and management of the Company. In consideration for these services, the Company has agreed to pay Paul F. Shoen a yearly fee of $200,000. A total of $100,000 was paid for the year ended March 31, 1995. The Management Consulting Agreement terminated on March 1, 1995.

    Management believes that these transactions were consummated on terms equivalent to those that prevail in arm's-length transactions.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(18)  Supplemental Cash Flow Information
    The (increase) decrease in receivables, inventories and accounts payable and accrued liabilities net of other operating and investing activities follows:

                                                  Year ended
                                     ------------------------------------
                                     1995            1994            1993
                                     ------------------------------------
                                                (in thousands)

         Receivables             $ (57,645)        (19,945)         (4,508)
                                   =======         =======          ======

         Inventories             $  (1,325)          2,425          (4,664)
                                   =======         =======          ======

         Accounts payable and
           accrued liabilities   $   3,549          11,538          (1,899)
                                   =======         =======          ======

    Cash paid for income taxes amounted to $9,465,000, $3,275,000 and $303,000 for 1995, 1994 and 1993, respectively.

    Interest  paid amounted to $67,191,000, $71,448,000 and  $81,115,000 for 1995, 1994 and 1993, respectively.


(19)    Summarized  Consolidated  Financial  Information  of   Ponderosa
    Holdings, Inc. and its Subsidiaries
    A summary consolidated balance sheet for Ponderosa Holdings, Inc. and its subsidiaries is presented below:
                                                            December 31,
                                                         ----------------
                                                         1994        1993
                                                         ----------------
                                                          (in thousands)

      Investments - fixed maturities               $   705,428     719,605
      Other investments                                116,151      84,738
      Receivables                                      136,527     138,049
      Deferred policy acquisition costs                 49,244      47,846
      Due from affiliate                                15,165       4,927
      Deferred federal income taxes                     12,090       8,350
      Other assets                                      25,007       8,744
                                                     ---------   ---------
           Total assets                            $ 1,059,612   1,012,259
                                                     =========   =========
      Policy liabilities and accruals              $   411,249     380,424
      Unearned premiums                                 63,938      58,842
      Premium deposits                                 304,979     312,708
      Other policyholders' funds and liabilities        25,739      13,399
                                                     ---------   ---------
           Total liabilities                           805,905     765,373
                                                     ---------   ---------

      Stockholder's equity                             253,707     246,886
                                                     ---------   ---------

                Total liabilities and
                  stockholder's equity             $ 1,059,612   1,012,259
                                                     =========   =========

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

(19)    Summarized  Consolidated  Financial  Information  of   Ponderosa
    Holdings, Inc. and its Subsidiaries, continued

    A summarized consolidated income statement for Ponderosa Holdings, Inc. and subsidiaries is presented below:
                                               Year ended December 31,
                                         --------------------------------
                                         1994          1993          1992
                                         --------------------------------
                                                  (in thousands)

    Premiums                         $ 156,963       142,347       118,206
    Net investment income               43,096        40,019        40,817
    Other income (loss)                  5,958         7,447        10,495
                                       -------       -------       -------
         Total revenue                 206,017       189,813       169,518
    Benefits and losses                133,407       120,825       106,617
    Amortization of deferred policy
      acquisition costs                 10,896         9,343         9,352
    Other expenses                      28,816        29,834        24,993
                                       -------       -------       -------
         Income from operations         32,898        29,811        28,556
    Federal income tax expense          (9,460)       (8,723)       (7,387)
                                       -------       -------       -------
    Earnings from operations before
      change in accounting principle    23,438        21,088        21,169
    Cumulative effect of a change
      in accounting principle              -             (93)          -
                                       -------       -------       -------
    Net income                       $  23,438        20,995        21,169
                                       =======       =======       =======

    Applicable laws and regulations of the State of Arizona require maintenance of minimum capital determined in accordance with statutory accounting practices in the amount of $400,000 for Oxford and $1,000,000 for RWIC. In addition, the amount of dividends which can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. Statutory surplus which can be distributed as dividends is $20,268,000 at December 31, 1994.

    The consolidated audited statutory net income for the years ended December 31, 1994, 1993 and 1992 was $20,858,000, $20,644,000 and
    $19,708,000, respectively; audited statutory capital and surplus was $205,699,000 and $176,194,000 at December 31, 1994 and 1993,
    respectively.


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

1995
- ----
Revenues:
 Outside       $1,056,874     39,347    144,642          -       1,240,863
 Intersegment         (42)     1,444     20,657      (22,059)          -
                ---------    -------    -------     --------     ---------
 Total revenue $1,056,832     40,791    165,299      (22,059)    1,240,863
                =========    =======    =======     ========     =========
Pretax
 operating
 profit        $  128,278      9,824     23,074           42       161,218
                =========    =======    =======     ========
  Interest
  expense                                                           67,762
                                                                 ---------
   Pretax
   earnings
   from
   operations                                                       93,456
                                                                 =========
Identifiable
 assets        $1,827,995    479,778    579,821     (281,605)    2,605,989
                =========    =======    =======     ========     =========
Depreciation/
 amortization  $  150,187      4,790      8,913          -         163,890
                =========    =======    =======     ========     =========
Capital
 expenditures  $  434,992        -          -            -         434,992
                =========    =======    =======     ========     =========


1994
- ----
Revenues:
 Outside       $  965,839     31,357    137,659          -       1,134,855
 Intersegment        (357)     2,834     18,862      (21,339)          -
                ---------    -------    -------     --------     ---------
 Total revenue $  965,482     34,191    156,521      (21,339)    1,134,855
                =========    =======    =======     ========     =========
Pretax
 operating
 profit        $  106,248      9,106     20,705         (698)      135,361
                =========    =======    =======     ========
  Interest
  expense                                                           68,859
                                                                 ---------
   Pretax
   earnings
   from
   operations                                                       66,502
                                                                 =========
Identifiable
 assets        $1,593,044    461,464    550,795     (260,861)    2,344,442
                =========    =======    =======     ========     =========
Depreciation/
 amortization  $  137,220      4,277      7,243          -         148,740
                =========    =======    =======     ========     =========
Capital
 expenditures  $  530,520        -          -            -         530,520
                =========    =======    =======     ========     =========

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

1993
- ----
Revenues:
 Outside       $  891,599     33,619    115,693          -       1,040,911
 Intersegment         -        2,630     18,402      (21,032)          -
                ---------    -------    -------     --------     ---------
 Total revenue $  891,599     36,249    134,095      (21,032)    1,040,911
                =========    =======    =======     ========     =========
Pretax
 operating
 profit        $   88,581     12,325     16,231          -         117,137
                =========    =======    =======     ========
  Interest
  expense                                                           67,958
                                                                 ---------
   Pretax
   earnings
   from
   operations                                                       49,179
                                                                 =========
Identifiable
 assets        $1,377,386    472,669    422,079     (248,111)    2,024,023
                =========    =======    =======     ========     =========
Depreciation/
 amortization  $  118,438      5,353      4,739          -         128,530
                =========    =======    =======     ========     =========
Capital
 expenditures  $  130,841        -          -            -         130,841
                =========    =======    =======     ========     =========


 Geographic Area Data -             United States    Canada    Consolidated
                                    ---------------------------------------
                                                (in thousands)
1995
- ----
   Revenues                          $ 1,212,285      28,578     1,240,863
   Pretax earnings (loss)
     from operations                 $    90,378       3,078        93,456
   Identifiable assets               $ 2,552,564      53,425     2,605,989

 1994
 ----
   Revenues                          $ 1,106,761      28,094     1,134,855
   Pretax earnings (loss)
     from operations                 $    65,919         583        66,502
   Identifiable assets               $ 2,298,948      45,494     2,344,442

 1993
 ----
   Revenues                          $ 1,013,884      27,027     1,040,911
   Pretax earnings (loss)
     from operations                 $    49,855        (676)       49,179
   Identifiable assets               $ 1,983,419      40,604     2,024,023

               AMERCO AND CONSOLIDATED SUBSIDIARIES

(21)  Subsequent Events
     During April 1995, the Board of Directors approved the indemnification, to the fullest extent permitted by law, of each member of the Board's Special Committee. The Special Committee was established in December 1994 for the purpose of making recommendations to the full Board of Directors as to the fairness to the public shareholders of the Company of any proposed transaction which may be submitted by management.

     On May 2, 1995, the Company declared a cash dividend of $3,241,000 ($.53125 per preferred share) to preferred stockholders of record as of May 12, 1995.

     On May 31, 1995, the Company purchased 45,000 shares of common stock into treasury.

     See Notes 2, 5 and 14 for other subsequent event disclosures.

                        SUMMARY OF EARNINGS OF INDEPENDENT TRAILER FLEETS

                                     Additional Information

       The following Summary of Earnings of Independent Trailer Fleets is presented for purposes of analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements by Price Waterhouse LLP, independent accountants, whose report thereon appears elsewhere herein.
                                                                           Years Ended March 31,
                                               ----------------------------------------------------------------
                                               1995           1994           1993           1992           1991
                                               ----           ----           ----           ----           ----
                                                (in thousands except earnings per $100 of average investment)
Earnings data (Note A):<F22>
  Fleet Owner income:
    Credited to Fleet Owner gross
      rental income                         $  5,288          6,556          7,827          9,814         14,508
    Credited to Distribution, Accident
      and Canadian Duty Fund (Note D)<F25>        66             71            114            118            247
                                               -----          -----          -----          -----         ------

      Total Fleet Owner income                 5,354          6,627          7,941          9,932         14,755
                                               -----          -----          -----          -----         ------

  Fleet Owner operation expenses:
    Charged to Fleet Owner (Note C)<F24>       2,127          2,404          3,100          4,389          8,558
    Charged to Distribution, Accident
      and Canadian Duty Funds (Note D)<F25>      234            237            290            274            456
                                               -----          -----          -----          -----         ------

      Total Fleet Owner operation
        expenses                               2,361          2,641          3,390          4,663          9,014
                                               -----          -----          -----          -----         ------

      Fleet Owner earnings before
        Distribution Accident and
        Canadian Duty Funds credit,
        depreciation and income taxes          2,993          3,986          4,551          5,269          5,741

  Distribution, Accident and Canadian
    Duty Funds credit (Note D)<F25>              168            165            176            156            209
                                               -----          -----          -----          -----         ------

      Net Fleet Owner earnings before
        depreciation and income taxes       $  3,161          4,151          4,727          5,425          5,950
                                               =====          =====          =====          =====         ======

Investment data (Note A):<F22>
  Amount at end of year                     $  4,382          5,257          6,332          7,749          9,914
                                               =====          =====          =====          =====         ======
  Average amount during year                $  4,820          5,668          6,976          8,911         10,459
                                               =====          =====          =====          =====         ======

      Net Fleet Owner earnings before
        depreciation and income taxes
        per $100 of average investment
        (Note B)<F23>                       $  65.59          73.23          67.76          60.88          56.89
                                               =====          =====          =====          =====         ======

The accompanying notes are an integral part of this Summary of Earnings of Independent Trailer Fleets.

           NOTES TO SUMMARY OF EARNINGS OF INDEPENDENT TRAILER FLEETS

                             Additional Information
<F22>
(A) The accompanying Summary of Earnings of Independent Trailer Fleets includes the operations of trailers under the brand name of "U-Haul" owned by Independent Fleet Owners.  Earnings data represent the aggregate results of operations before depreciation and taxes.  Investment data represent the cost of trailers and investments before accumulated depreciation.

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

    The investment data is based upon the cost of trailers to the Fleet Owners as reflected by sales records of affiliated manufacturing companies.
<F23>
(B) The summary of earnings data stated in terms of amount per $100 of average investment represents the aggregate
      results of operations (earnings data) divided by the average amount of investment during the periods.   The
      average amount of investment is based upon a simple average of the month-end investment during each period.
      Average earnings data is not necessarily representative of an individual Fleet Owner's earnings.
<F24>
(C) A summary of operations expenses charged directly to Independent Fleet Owners follows:
                                                                     Year ended March 31,
                                                           ----------------------------------------
                                                           1995     1994     1993     1992     1991
                                                           ----     ----     ----     ----     ----
                                                                         (in thousands)
               Licenses                                $     503      520      593      686      833
               Public liability insurance                    320      392      510    1,047    1,657
               Repairs and maintenance                     1,304    1,492    1,997    2,656    6,068
                                                           -----    -----    -----    -----    -----

                                                       $   2,127    2,404    3,100    4,389    8,558
                                                           =====    =====    =====    =====    =====

<F25>
(D) The Fleet Owners, Rental Dealers, U-Haul International, Inc. and affiliated Rental Companies forego normal commissions on a portion of gross rental fees designated for transfer to the Distribution Fee Fund, the
      Accident Fund, and the Canadian Duty Fund.  Designated expenses, otherwise chargeable to Fleet Owners, are paid from these Funds to the extent of the financial resources of the Funds.  The amounts designated
      "Distribution, Accident and Canadian Duty Funds credit" in the accompanying summary of earnings represent
      Operator Contribution expenses borne by the Funds, which exceed Independent Fleetowner commissions foregone.

      NOTES TO SUMMARY OF EARNINGS OF INDEPENDENT TRAILER FLEETS, continued

                             Additional Information
<F26>
(E) Commissions foregone for transfer to the Distribution, Accident and Canadian Duty Funds (net of fees in excess of expenses incurred) follows:
                                                   Affiliated           Fleet Owners
                                                                  -------------------------
                                                     Rental       Affiliated
                                                   Companies      Companies     Independent     Total
                                                   ---------      ---------     -----------     -----
                                                                      (in thousands)

        Year ended:
               March 31, 1995              986          465          66        1,517
               March 31, 1994              873          399          71        1,343
               March 31, 1993              879          358         114        1,351
               March 31, 1992              875          390         118        1,383
               March 31, 1991            1,070          452         247        1,769


<F27>
(F) A summary of Independent Fleet Owner expenses incurred by the Funds follows:
                                                                          Year ended March 31,
                                                          1995      1994      1993     1992     1991
                                                          ----      ----      ----     ----     ----
                                                                                (in thousands)
Accident repairs                                       $  1,295     1,085     1,199    1,142    1,170
Distribution of trailers, paid from redistribution and
  Canadian duty fees                                          0         0         0       37      124
                                                          -----     -----     -----    -----    -----
           Total Fleet Owner expenditures                 1,295     1,085     1,199    1,179    1,294
Less portion allocated to fleets owned by affiliated
  companies                                               1,061       848       909      905      838
                                                          -----     -----     -----    -----    -----
           Total Independent Fleet Owner expenses paid
             by funds                                       234       237       290      274      456
Add portion allocated to fleets owned by affiliated
  companies                                               1,061       848       909      905      838
Return of investment (accident reimbursement)               222       258       152      204      475
                                                          -----     -----     -----    -----    -----

           Total expenses incurred by Funds            $  1,517     1,343     1,351    1,383    1,769
                                                          =====     =====     =====    =====    =====

                               Schedule I


              Condensed Financial Information of Registrant
                                 AMERCO
                             Balance Sheets
                                March 31,


                                                        1995         1994
                                                        -----------------
                                                          (in thousands)
Assets
- ------

   Cash                                           $     5,967        1,084
   Investment in subsidiaries                         527,050      468,254
   Due from unconsolidated subsidiaries             1,077,014      985,539
   Other assets                                         6,042        9,254
                                                    ---------    ---------

                                                  $ 1,616,073    1,464,131
                                                    =========    =========


Liabilities and Stockholders' Equity
- ------------------------------------

Liabilities:
   Notes and loans                                $   811,562      722,518
   Other liabilities                                  103,029       80,495
                                                    ---------    ---------

Stockholders' equity:
   Preferred stock                                        -            -
   Common stock                                        10,000       10,000
   Additional paid-in capital                         165,675      165,651
   Foreign currency translation                       (12,435)     (11,152)
   Net unrealized gain (loss) on investments           (6,483)         679

   Retained earnings:
     Beginning of year                                514,521      482,163
     Net earnings                                      60,032       40,184
     Dividends paid                                   (12,964)      (7,826)
                                                    ---------    ---------
                                                      561,589      514,521


   Less:
     Cost of common shares in treasury                 10,461       10,461
     Unearned employee stock
       ownership plan shares                            6,403        8,120
                                                    ---------    ---------
          Total stockholders' equity                  701,482      661,118
                                                    ---------    ---------
                                                  $ 1,616,073    1,464,131
                                                    =========    =========


   See  accompanying notes to condensed financial information and  notes
     to   consolidated  financial  statements  incorporated  herein   by
     reference.

              Condensed Financial Information of Registrant
                                 AMERCO
                         Statements of Earnings
                          Years Ended March 31,


                                          1995         1994         1993
                                          ------------------------------
                                       (in thousands except per share data)

Revenues
- --------

   Net interest income from
     subsidiaries                  $     66,050       68,327       67,014
   Other revenue                            465          753          233
                                     ----------   ----------   ----------

   Total revenues                        66,515       69,080       67,247
                                     ----------   ----------   ----------

Expenses
- --------

   Interest expense                      66,050       68,327       67,014
   Other expenses                        11,515        9,565        9,082
                                     ----------   ----------   ----------

   Total expenses                        77,565       77,892       76,096
                                     ----------   ----------   ----------

   Operating income (loss)              (11,050)      (8,812)      (8,849)

   Equity in earnings (losses) of
     unconsolidated subsidiaries        102,583       71,659       57,514

   Income tax benefit (expense)         (31,501)     (19,293)     (16,756)

   Extraordinary loss on early
     extinguishment of debt, net            -         (3,370)         -
                                     ----------   ----------   ----------


      Net earnings                 $     60,032       40,184       31,909
                                     ==========   ==========   ==========

      Earnings per common share    $       1.23          .89          .83
                                     ==========   ==========   ==========

      Weighted average common
        shares outstanding           38,190,552   38,664,063   38,664,063
                                     ==========   ==========   ==========


   See  accompanying notes to condensed financial information and  notes
     to   consolidated  financial  statements  incorporated  herein   by
     reference.

              Condensed Financial Information of Registrant
                                 AMERCO
                        Statements of Cash Flows
                          Years Ended March 31,


                                            1995         1994         1993
                                            ------------------------------
                                                    (in thousands)

Cash flows from operating activities:
Net earnings                          $   60,032       40,184       31,909
  Amortization, net                          545          850        1,231
  Equity in earnings (losses) of
    subsidiaries                          67,139       49,288       38,419
  (Increase) decrease in amounts due
    from unconsolidated subsidiaries     (91,475)    (197,093)      10,914
  Net change in operating assets and
    liabilities                         (100,961)     (53,872)     (46,605)
  Other, net                              (8,194)      (3,945)      (3,843)
                                       ----------   ----------   ---------

Net cash provided (used) by operations   (72,914)    (164,588)      32,025
                                       ----------   ----------   ---------

Cash flows from financing activities:
Net change in short term borrowings      178,750       21,750        3,000
Proceeds from notes                          -        186,000       55,000
Proceeds from Leveraged Employee
  Stock Ownership Plan                     1,717        1,717        1,718
Principal payments on notes              (89,706)    (179,905)     (89,704)
Issuance of preferred stock                  -        146,320          -
Dividends paid                           (12,964)      (7,900)      (1,994)
Extraordinary loss on early
  extinguishment of debt                     -         (3,370)         -
                                       ----------   ----------   ---------

Net cash provided (used) by
  financing activities                    77,797      164,612      (31,980)
                                       ----------   ----------   ---------

Increase (Decrease) in cash                4,883           24           45

Cash at beginning of year                  1,084        1,060        1,015
                                       ----------   ----------   ---------

Cash at end of year                   $    5,967        1,084        1,060
                                       ==========   ==========   =========


     Income taxes paid in cash amounted to $8,794,000, $3,025,000 and $42,000 for 1995, 1994 and 1993, respectively. Interest paid in cash amounted to $65,840,000, $81,115,000 and $80,365,000 for 1995,
     1994 and 1993, respectively.

     See accompanying notes to condensed financial information and notes
     to   consolidated  financial  statements  incorporated  herein   by
     reference.

              Condensed Financial Information of Registrant
                                 AMERCO
                Notes to Condensed Financial Information
                      March 31, 1995, 1994 and 1993


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

(2)   Guarantees
     AMERCO   has   guaranteed  performance  of  fleet  owner   contract
     obligations of U-Haul International, Inc., a wholly-owned subsidiary, and residual values on certain long-term leases. See Notes 8 and 13 of Notes to Consolidated Financial Statements.

              Condensed Financial Information of Registrant
                                 AMERCO
                Notes to Condensed Financial Information
                      March 31, 1995, 1994 and 1993


(3)   Notes and Loans Payable
   Notes and loans payable consist of the following:
                                                     Year end
                                                 -----------------
                                                 1995         1994
                                                 -----------------
                                                   (in thousands)
      Medium-term notes payable
         8.50% to 11.50% interest
            rates, due through 2000         $  169,270      198,870
      Note payable to insurance companies
         5.89% to 10.27% interest
            rates, due through 2006            270,000      281,000
      Notes payable to banks
         5.38% to 5.67% interest
            rates, due through 1999             45,700       94,800
      Other notes payable
         9.50% interest rate,
            due through 2005                        92           98
      Unsecured notes payable to banks
         under revolving lines of credit
            6.43% to 6.74% interest rates      293,000       97,750

      Other short-term promissory notes         33,500       50,000
                                               -------      -------
                                            $  811,562      722,518
                                               =======      =======

     For additional information, see Note 5 of Notes to Consolidated Financial Statements.

                               Schedule II

                  AMERCO and Consolidated Subsidiaries
        Amounts Receivable from Related Parties and Underwriters,
           Promoters and Employees Other than Related Parties

                             March 31, 1995


                                                  Deductions
                                                  ----------
                   Balance at                 Amounts     Amounts      Balance at
    Debtor       March 31, 1994  Additions   collected  written off  March 31, 1995
    ------       --------------  ---------   ---------  -----------  --------------
SAC Self-Storage
  Corporation          -        $57,063,393      -           -        $57,063,393
                  =============  ==========   ========   ==========   ============

  TWO SAC
Self-Storage           -        $ 8,191,536      -           -        $ 8,191,536
                  =============  ==========   ========   ==========   ============

Mark V. Shoen, a Director of AMERCO and major shareholder of AMERCO is the sole voting shareholder of SAC Self-Storage Corporation and TWO SAC Self-Storage Corporation.

                                   Schedule V

                      AMERCO AND CONSOLIDATED SUBSIDIARIES
     Supplemental Information (For Property-Casualty Insurance Underwriters)
                  Years ended December 31, 1994, 1993 and 1992



                                Reserves                                                        Amorti-
                               for Unpaid                                                       zation    Paid
                                 Claims                                         Claims and         of    Claims
                       Deferred   and                                        Claim Adjustment   Deferred   and
                        Policy   Claim                        Net      Net   Expenses Incurred   Policy  Claim          Net
        Affiliation     Acqui-   Adjust- Discount           Earned   Invest-    Related to       Acqui-  Adjust-     Premiums
           With         sition    ment    if any, Unearned  Premiums   ment    Current   Prior   sition    ment      Written
 Year   Registrant      Costs   Expenses Deducted Premiums   (1)<F28> Income    Year     Year    Costs   Expenses    (2)<F29>
 ----   ----------      -----   -------- -------- --------  --------- ------    ----     ----    -----   --------    --------
                                                         (in thousands)
 95 Consolidated
    property -
    casualty entity $  8,973     329,741   N/A      63,938   112,862  29,026   102,782   6,576     6,644   92,651     119,952
 94 Consolidated
    property -
    casualty entity    6,644     314,482   N/A      58,842   105,801  27,446    91,044  12,688     5,377  104,123     113,672
 93 Consolidated
    property -
    casualty entity    5,377     238,762   N/A      39,094    82,721  29,320    96,451  (4,241)    3,570   89,467      97,348







<F28>
(1)  The earned premiums are reported net of intersegment transactions.  Earned premiums eliminated in consolidation amount to $20,575,000, $18,798,000 and $18,344,000 for the years ended 1995, 1994 and 1993, respectively.
<F29>
(2)  The premiums written are reported net of intersegment transactions.  Premiums written eliminated in consolidation amount to $19,407,000, $18,335,000 and $18,616,000 for the years ended 1995, 1994 and 1993, respectively.

                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AMERCO



                           By: /S/ EDWARD J. SHOEN
                               ----------------------------------
                               Edward J. Shoen
                               Chairman of the Board


Dated:  June 26, 1995

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    Signature                       Title               Date
    ---------                       -----               ----



/S/ EDWARD J. SHOEN         Chairman of the Board   June 26, 1995
- --------------------------   (Principal Executive
Edward J. Shoen                Officer)



/S/ GARY B. HORTON          Principal Financial     June 26, 1995
- --------------------------   and Accounting Officer
Gary B. Horton


/S/ MARK V. SHOEN           Director                June 26, 1995
- --------------------------
Mark V. Shoen


/S/ JAMES P. SHOEN          Director                June 26, 1995
- --------------------------
James P. Shoen



/S/ RICHARD J. HERRERA      Director                June 26, 1995
- --------------------------
Richard J. Herrera



/S/ CHARLES J. BAYER        Director                June 26, 1995
- --------------------------
Charles J. Bayer