Form 10-Q
period 1995-06-30
AMERCO /NV/
filed 1995-08-11
CIK 4457

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended June 30, 1995


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

32,856,568 shares of AMERCO Common Stock, $0.25 par value and 5,762,495 shares of AMERCO Series A common stock, $0.25 par value were outstanding at August 11, 1995.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at August 11, 1995. U-Haul International, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                          TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

       a)  Consolidated Balance Sheets as of June 30, 1995,
             March 31, 1995 and June 30, 1994...............         4
       b)  Consolidated Statements of Earnings for the
             Quarters ended June 30, 1995 and 1994............       6
       c)  Consolidated Statements of Changes in Stockholders'
             Equity for the Quarters ended June 30, 1995
             and 1994...........................................     7
       d)  Consolidated Statements of Cash Flows for the
             Quarters ended June 30, 1995 and 1994............       9
       f)  Notes to Consolidated Financial Statements -
             June 30, 1995, March 31, 1995 and
             June 30, 1994..................................        10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................    17


         PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.......................    26

                          THIS PAGE LEFT
                       INTENTIONALLY BLANK

                 PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

              AMERCO AND CONSOLIDATED SUBSIDIARIES

                   Consolidated Balance Sheets

                                               June 30,    March 31,    June 30,
            ASSETS                              1995         1995        1994
                                            ----------    ---------    ------------------
                                            (unaudited)   (audited)   (unaudited)
                                                       (in thousands)

Cash and cash equivalents                  $    29,604       35,286       19,617
Receivables                                    322,859      300,238      208,833
Inventories                                     52,422       50,337       41,920
Prepaid expenses                                24,455       25,933       24,307
Investments, fixed maturities                  761,115      705,428      718,438
Investments, other                             146,618      135,220       94,392
Deferred policy acquisition costs               52,622       49,244       48,917
Other assets                                    29,684       30,057       30,283
                                             ---------    ---------    ---------
Property, plant and equipment, at
  cost:
  Land                                         217,611      214,033      200,720
  Buildings and improvements                   734,061      735,624      693,041
  Furniture and equipment                      182,158      179,016      166,268
  Rental trailers and other rental
    equipment                                  256,730      245,892      218,445
  Rental trucks                                925,671      913,641      863,982
  General rental items                          51,058       51,890       55,186
                                             ---------    ---------    ---------
                                             2,367,289    2,340,096    2,197,642
  Less accumulated depreciation              1,098,666    1,065,850      972,968
                                             ---------    ---------    ---------
       Total property, plant and
         equipment                           1,268,623    1,274,246    1,224,674
                                             ---------    ---------    ---------


















                                           $ 2,688,002    2,605,989    2,411,381
                                             =========    =========    =========






The accompanying notes are an integral part of these consolidated financial statements.

                                               June 30,    March 31,    June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY             1995        1995         1994
                                             ---------    ---------     --------
                                            (unaudited)   (audited)   (unaudited)
                                                       (in thousands)
Liabilities:
  Accounts payable and accrued
    liabilities                            $   145,011      127,613      158,920
  Notes and loans                              866,132      881,222      725,565
  Policy benefits and losses, claims           474,277      475,187      449,986
    and loss expenses payable
  Liabilities from premium deposits            347,718      304,979      308,408
  Cash overdraft                                23,291       31,363       14,569
  Other policyholders' funds and
    liabilities                                 34,320       20,378        6,617
  Deferred income                                9,521        7,426        8,714
  Deferred income taxes                         81,097       71,037       64,799
                                             ---------    ---------    ---------
Stockholders' equity:
  Serial preferred stock, with or
    without par value, 50,000,000
    shares authorized; 6,100,000
    issued without par value and
    outstanding as of June 30, 1995
    March 31, 1995 and June 30, 1994               -            -            -
  Serial common stock, with or with-
    out par value, 150,000,000 shares
    authorized                                     -            -            -
  Series A common stock of $.25 par
    value, authorized 10,000,000 shares,
    issued 5,762,495 shares as of
    June 30, 1995 and March 31, 1995,
    and 5,754,334 shares as of
    June 30, 1994                                1,441        1,441        1,438
  Common stock of $.25 par value,
    authorized 150,000,000 shares,
    issued 34,237,505 shares as of
    June 30, 1995 and March 31, 1995 and
    34,245,666 shares as of June 30, 1994        8,559        8,559        8,562
  Additional paid-in capital                   165,675      165,675      165,651
  Foreign currency translation                 (11,736)     (12,435)     (11,461)
  Unrealized gain(loss) on investments          (1,569)      (6,483)        (368)
  Retained earnings                            579,210      561,589      540,693
                                             ---------    ---------    ---------
                                               741,580      718,346      704,515
  Less:
    Cost of common shares in treasury,
    (1,380,937 shares as of June 30,
    1995  and 1,335,937 shares as of
    March 31, 1995 and June 30, 1994)           11,457       10,461       10,461
    Unearned employee stock
      ownership plan shares                     23,488       21,101       20,251
                                             ---------    ---------    ---------
         Total stockholders' equity            706,635      686,784      673,803
                                             ---------    ---------    ---------
Contingent liabilities and commitments
                                             ---------    ---------    ---------


                                           $ 2,688,002    2,605,989    2,411,381
                                             =========    =========    =========

              AMERCO AND CONSOLIDATED SUBSIDIARIES
               Consolidated Statements of Earnings
                      Quarters ended June 30,
                           (Unaudited)
                                                   1995        1994
                                             -----------  ----------
                                                (in thousands except
                                                   per share data)
Revenues
  Rental and other revenue                  $    235,311     228,962
  Net sales                                       53,116      51,302
  Premiums                                        30,702      31,559
  Net investment income                           11,380      10,510
                                              ----------  ----------
       Total revenues                            330,509     322,333

Costs and expenses
  Operating expense                              182,044     165,541
  Cost of sales                                   28,959      27,550
  Benefits and losses                             27,241      26,412
  Amortization of deferred acquisition
    costs                                          2,928       3,084
  Depreciation                                    37,693      37,282
  Interest expense                                18,832      16,638
                                              ----------  ----------
       Total costs and expenses                  297,697     276,507

Pretax earnings from operations                   32,812      45,826
Income tax expense                               (11,950)    (16,413)
                                              ----------  ----------
       Net earnings                         $     20,862      29,413
                                              ==========  ==========
Earnings per common share:
Net earnings                                $       0.46        0.71
                                              ==========  ==========
Weighted average common shares outstanding    37,958,426  37,107,536
                                              ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

              AMERCO AND CONSOLIDATED SUBSIDIARIES

   Consolidated Statements of Changes in Stockholders' Equity

                      Quarters ended June 30,
                           (Unaudited)
                                                 1995          1994
                                               ---------     -------
                                                    (in thousands)
Series A common stock of $.25 par
  value:  Authorized 10,000,000 shares,
  issued 5,762,495 as of June 30, 1995
  and 5,762,495 as of March 31, 1995 and
  5,754,334 as of June 30, 1994
    Beginning and end of period             $    1,441         1,438
                                               -------       -------
Common stock of $.25 par value:
  Authorized 150,000,000 shares, issued
    34,237,505 as of June 30, 1995, and
    as of March 31, 1995 and 34,245,666
    as of June 30, 1994
    Beginning and end of period                  8,559         8,562
                                               -------       -------
Additional paid-in capital:
  Beginning and end of period                  165,675       165,651
                                               -------       -------
Foreign currency translation:
  Beginning of period                          (12,435)      (11,152)
  Change during period                             699          (309)
                                               -------       -------
  End of period                                (11,736)      (11,461)
                                               -------       -------
Unrealized gain (loss) on investments:
  Beginning of period                           (6,483)          679
  Change during period                           4,914        (1,047)
                                               -------       -------
  End of period                                 (1,569)         (368)
                                               -------       -------
Retained earnings:
  Beginning of period                          561,589       514,521
    Net earnings                                20,862        29,413
    Dividends paid to stockholders:
      Preferred stock: ($.53 per share
        for 1995 and 1994, respectively)        (3,241)       (3,241)
                                                -------      -------
  End of period                                 579,210      540,693
                                                -------      -------

The accompanying notes are an integral part of these consolidated financial statements.

              AMERCO AND CONSOLIDATED SUBSIDIARIES

   Consolidated Statements of Changes in Stockholders' Equity

                      Quarters ended June 30,
                           (Unaudited)
                                                 1995          1994
                                               --------      -------
                                                    (in thousands)
Treasury stock:
  Beginning of period                            10,461       10,461
  Net increase (45,000 shares in 1995)              996          -
                                                -------      -------

  End of period                                  11,457       10,461
                                                -------      -------
Unearned employee stock ownership
    plan shares:
  Beginning of period                            21,101       14,953
    Increase in loan                              2,523        4,335
    Proceeds from loan                             (136)      (1,837)
                                                -------      -------
  End of period                                  23,488       20,251
                                                -------      -------
Total stockholders' equity                  $   706,635      673,803
                                                =======      =======





The accompanying notes are an integral part of these consolidated financial statements.

              AMERCO AND CONSOLIDATED SUBSIDIARIES

              Consolidated Statements of Cash Flows

                      Quarters ended June 30,
                           (Unaudited)
                                                   1995        1994
                                                --------    --------
                                                    (in thousands)
Cash flows from operating activities:
  Net earnings                                $   20,862      29,413
    Depreciation and amortization                 40,565      41,489
    Provision for losses on accounts
      receivable                                   1,568         736
    Net gain on sale of real and personal
      property                                       (16)       (131)
    Gain on sale of investments                     (337)         30
    Changes in policy liabilities and
      accruals                                    (4,960)      11,766
    Additions to deferred policy
      acquisition costs                           (7,109)      (4,155)
    Net change in other operating assets
      and liabilities                             18,641       43,182
                                                --------    ---------
Net cash provided by operating activities         69,214      122,330
                                                --------    ---------
Cash flows from investing activities:
  Purchases of investments:
    Property, plant and equipment                (70,149)    (144,794)
    Fixed maturities                             (86,329)     (31,098)
    Real estate                                     (653)          (8)
    Mortgage loans                                (4,662)      (5,504)
  Proceeds from sale of investments:
    Property, plant and equipment                 38,015       58,868
    Fixed maturities                              37,863       30,756
    Real estate                                      691          220
    Mortgage loans                                 6,177        1,442
  Changes in other investments                    (8,802)     (10,507)
                                                --------     --------
Net cash used by investing activities            (87,849)    (100,625)
                                                --------     --------
Cash flows from financing activities:
  Net change in short-term borrowings              2,000       46,250
  Loan to leveraged employee stock
    ownership plan                                (2,523)      (2,919)
  Proceeds from leveraged employee stock
    ownership plan                                   136          119
  Principal payments on notes                    (17,090)     (44,449)
  Net change in cash overdraft                    (8,072)     (11,990)
  Dividends paid                                  (3,241)      (3,241)
  Purchase of treasury shares                       (996)         -
  Investment contract deposits                    60,383        6,966
  Investment contract withdrawals                (17,644)     (11,266)
                                                --------    ---------
Net cash provided (used) by
   financing activities                           12,953      (20,530)
                                                --------    ---------
increase in cash and cash equivalents             (5,682)       1,175
Cash and cash equivalents at
  beginning of period                             35,286       18,442
                                                --------    ---------
Cash and cash equivalents at
  end of period                               $   29,604       19,617
                                                ========    =========

The accompanying notes are an integral part of these consolidated financial statements.

              AMERCO AND CONSOLIDATED SUBSIDIARIES

           Notes to Consolidated Financial Statements

          June 30, 1995, March 31, 1995 and June 30, 1994
                            (Unaudited)


1.   PRINCIPLES OF CONSOLIDATION
  The consolidated financial statements include the accounts of the parent corporation, AMERCO, and its subsidiaries, all of which are wholly-owned. All material intercompany accounts and transactions of AMERCO and its subsidiaries (herein called the "Company" or the "consolidated group") have been eliminated. The consolidated balance sheets as of June 30, 1995 and 1994, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the quarters ended June 30, 1995 and 1994 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial
     statements  have  been  included.   Such adjustments consisted only of
     normal recurring items. Interim results are not necessarily indicative of results for a full year.

  The   operating  results  and  financial  position  of AMERCO's consolidated
     insurance operations are determined on a  quarter lag.   There  were  no
     effects related to intervening events which would significantly affect consolidated position or results of operations for the financial statements presented herein.

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

  Certain   reclassifications  have  been  made  to  the financial statements for the quarter ended June 30, 1994 to conform with the current year's presentation.

              AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)


2.   INVESTMENTS

  A comparison of amortized cost to market for fixed maturities  is as follows (in thousands, except for par value):
  March 31, 1995
  --------------       Par Value               Gross       Gross    Estimated
  Consolidated         or number  Amortized  unrealized  unrealized   market
  Held-to-Maturity     of shares     cost      gains       losses      value
                       ---------  ---------  ----------  ---------- ---------
  U.S. treasury
    securities
    and government
    obligations        $  20,400  $  20,284        918         (23)   21,179
  U.S. government
    agency mortgage
    backed securities  $  65,381     64,797        321      (5,354)   59,764
  Obligations of
    states and
    political
    subdivisions       $  30,105     29,804      1,932        (425)   31,311
  Corporate
    securities         $ 191,263    196,517      1,465      (5,671)  192,311
  Mortgage-backed
    securities         $ 128,413    126,685        903      (8,042)  119,546
  Redeemable preferred
    stocks                    33      1,966        303         (11)    2,258
                                    -------      -----     --------  -------
                                    440,053      5,842     (19,526)  426,369
                                    -------      -----     --------  -------
  March 31, 1995
  --------------                               Gross       Gross    Estimated
  Consolidated                    Amortized  unrealized  unrealized   market
  Available-for-Sale   Par Value     cost      gains       losses      value
  U.S. treasury
    securities and
    government
    obligations        $   9,685      9,797        714         -      10,512
  U.S. government
    agency mortgage
    backed securities  $   3,410      3,232         68        (206)    3,094
  States,
    municipalities
    and political
    subdivisions       $   5,825      6,098        109         (12)    6,195
  Corporate
    securities         $ 262,874    262,628      4,157      (4,967)  261,818
  Mortgage-backed
    securities         $  41,699     41,431        358      (2,345)   39,443
                                    -------     ------     --------  -------
                                    323,186      5,406      (7,530)  321,062
                                    -------     ------     --------  -------
         Total                    $ 763,239     11,248     (27,056)  747,431
                                    =======     ======     ========  =======

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                           (Unaudited)


3.   SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF PONDEROSA
HOLDINGS, INC. AND ITS SUBSIDIARIES

A summary  consolidated balance sheet (unaudited)  for  Ponderosa
     Holdings, Inc. and its subsidiaries is presented below:

                                                       June 30,
                                                   1995        1994
                                               ---------   ---------
                                                   (in thousands)
      Investments - fixed maturities         $   761,115     718,438
      Other investments                          126,747      94,392
      Receivables                                142,643     132,944
      Deferred policy acquisition costs           52,622      48,917
      Due from affiliate                          12,999       9,125
      Deferred federal income taxes                8,720       8,195
      Other assets                                15,518      14,892
                                               ---------   ---------
           Total assets                      $ 1,120,364   1,026,903
                                               =========   =========
      Policy liabilities and accruals        $   407,632     385,539
      Unearned premiums                           66,645      64,292
      Premium deposits                           347,718     308,408
      Other policyholders' funds and
        liabilities                               33,891      11,543
                                               ---------   ---------
           Total liabilities                     855,886     769,782

      Stockholder's equity                       264,478     257,121
                                               ---------   ---------
                Total liabilities and
                  stockholder's equity       $ 1,120,364   1,026,903
                                               =========   =========

              AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)


3.   SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF PONDEROSA
HOLDINGS, INC. AND ITS SUBSIDIARIES, continued

  A summarized   consolidated  income  statement  (unaudited)
     for Ponderosa Holdings, Inc. and its subsidiaries is presented below:

                                           Quarters ended June 30,
                                                1995        1994
                                               ------      ------
                                                (in thousands)

      Premiums                              $  30,097      34,352
      Net investment income                    11,531      10,554
      Other income                              1,601       1,267
                                               ------      ------
           Total revenue                       43,229      46,173
      Benefits and losses                      27,241      26,412
      Amortization of deferred policy
        acquisition costs                       2,928       3,084
      Other expenses                            5,313       7,801
                                               ------      ------
           Income from operations               7,747       8,876
      Federal income tax expense               (1,890)     (2,742)
                                               ------      ------
      Net income                            $   5,857       6,134
                                              =======      ======
4.   CONTINGENT LIABILITIES AND COMMITMENTS

  During  the  three months ended June 30, 1995, U-Haul  Leasing & Sales  Co., a wholly-owned subsidiary of U-Haul International, Inc.,  entered into
     one transaction, whereby they sold  rental trucks   and  subsequently
     leased  them back.   AMERCO   has guaranteed  $991,000 of residual values
     at June 30, 1995 on these assets at the end of the lease term. Following are the lease commitments for the lease executed during the three months ended June 30, 1995, which have a term of more than one year (in thousands):

                         Year ended      Lease
                          March 31,   Commitments
                        -----------   -----------
                           1996       $   1,164
                           1997           1,553
                           1998           1,553
                           1999           1,553
                           2000           1,553
                         Thereafter       3,493
                                        -------
                                      $  10,869
                                        =======

  See discussion related to Stockholder Litigation under Item 2.
     Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

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


5.   SUPPLEMENTAL CASH FLOWS INFORMATION

  The (increase) decrease in receivables, inventories and accounts payable and accrued liabilities net of other operating and investing activities follows:

                                            Quarters ended June 30,
                                               1995         1994
                                               ----         ----
                                                (in thousands)

        Receivables                       $  (23,625)      (14,042)
                                             ========      ========
        Inventories                       $   (2,085)        7,092
                                             ========      ========
        Accounts payable and
          accrued liabilities             $   20,933        39,141
                                             =======       ========

  Income taxes paid in cash amounted to none and $224,000 for 1995 and 1994, respectively.

  Interest paid in cash amounted to $20,906,000 and $20,569,000 for 1995 and 1994, respectively.

6.   RELATED PARTIES

  Subsequent to March 31, 1995, a subsidiary of the Company continued to loan TWO SAC Self-Storage Corporation (TWO SAC) funds for the purchase of an additional 18 self-storage properties. As of June 30, 1995, $28,597,000 in principal was due from TWO SAC, while interest of $797,000 has been accrued. No payment of principal or interest will be made until the notes are finalized. Mark V. Shoen, a major stockholder, director and officer of the Company owns all of the issued and outstanding voting common stock of TWO SAC. The TWO SAC notes will be secured by senior and junior mortgages and are expected to mature in 2004 or 2005, or on demand. TWO SAC anticipates acquiring approximately 28 properties from the Company that had been acquired by the Company or its subsidiaries since June 1993.

  On May  31,  1995,  the Company purchased 45,000  shares  of the Company's
     Common Stock from Paul F. Shoen, a major stockholder of the Company, for
     $996,000 or $22.125  per share.   The transaction was effected on Nasdaq.

              AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)


7.   NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 114 - Accounting by Creditors for Impairment of a Loan. Effective for years beginning after December 15, 1994, the standard requires that an impaired loan's fair value be measured and compared to the recorded investment in the loan. If the fair value of the loan is less than the recorded investment in the loan, a valuation allowance is established. The Company adopted this statement during the first quarter of fiscal 1996, with no material impact on its financial condition or results of operations.

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

                AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)

7.   NEW ACCOUNTING STANDARDS, continued
  Statement of Position 93-7, Reporting on Advertising Costs  -  as
     issued by the Accounting Standards Executive Committee in December 1993. This statement of position provides guidance on financial reporting on advertising costs in annual financial statements. The statement of position requires reporting advertising costs as expenses when incurred or when the advertising takes place, reporting the costs of direct response advertising, and amortizing the amount of direct response advertising reported as assets. The Company's direct response advertising consists primarily of yellow page directories. The amortization period is the length of the directory, the majority of which is one year. The Company logs data which substantiates that truck and trailer rental reservations are placed during the customer's telephone call. At June 30, 1995, $9,072,000 of yellow page directory costs were reported as assets, with relating amortization expense of $5,700,000 for the quarter ended June 30, 1995.


  Other pronouncements issued by the Financial Standards Board with future effective dates are either not applicable or not material to the consolidated financial statements of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
The  following table shows industry segment data from the Company's three industry segments, rental operations, life insurance, and property and casualty insurance, for the quarters ended June 30, 1995 and 1994. Rental operations is composed of the operations of U-Haul and Amerco Real Estate Company. Life insurance is composed of the operations of Oxford Life Insurance Company. Property and casualty insurance is composed of the
   operations of Republic Western Insurance Company  (RWIC).   The  Company's
   results  of  operations   have historically fluctuated from quarter to
   quarter. In particular, the Company's U-Haul rental operations are seasonal and a majority of the Company's revenues and substantially all of its earnings from its U-Haul rental operations are generated in the first and second quarters each fiscal year (April through September).

                                                       Property/     Adjustments
                                Rental       Life      Casualty         And
                             Operations    Insurance   Insurance    Eliminations   Consolidated
                             ----------    ---------   ---------    ------------   ------------
                                              (in thousands)
Quarter ended June 30, 1995
Revenues:
  Outside                   $   286,835      10,238     33,436           -            330,509
  Intersegment                      -           367       (793)          426              -
                              ---------     -------    -------      --------        ---------
    Total revenues              286,835      10,605     32,643           426          330,509
                              =========     =======    =======      ========        =========
  Operating profit               43,897       2,622      5,125           -             51,644
                              =========     =======    =======      ========
  Interest expense                                                                     18,832
                                                                                    ---------
  Pretax earnings
    from operations                                                                    32,812
                                                                                    =========
  Identifiable assets         1,854,491     530,918    589,446      (286,853)       2,688,002
    at June 30                =========     =======    =======      ========        =========

Quarter ended June 30, 1994
Revenues:
  Outside                   $   279,144       8,112     35,077           -            322,333
  Intersegment                      -           372      2,627        (2,999)             -
                              ---------     -------    -------      --------        ---------
  Total revenues                279,144       8,484     37,704        (2,999)         322,333
                              =========     =======    =======      ========        =========
Operating profit                 53,588       1,875      7,001           -             62,464
                              =========     =======    =======      ========
  Interest expense                                                                     16,638
                                                                                    ---------
  Pretax earnings
    from operations                                                                    45,826
                                                                                    =========
  Identifiable assets         1,659,617     461,407    565,496      (275,139)       2,411,381
    at June 30                =========     =======    =======      ========        =========

QUARTER ENDED JUNE 30, 1995 VERSUS QUARTER ENDED JUNE 30, 1994

U-Haul

          U-Haul revenues consist of (i) total rental and other revenue and (ii) net sales. Total rental and other revenue increased by $6.1 million, approximately 2.7%, to $233.9 million in the first quarter of fiscal 1996. The increase reflects higher net revenues from the rental of moving related equipment and self-storage facilities which increased in the aggregate by $6.0 million due to growth (volume) in truck rental transactions, additional rentable square footage, and improved self-storage pricing.

          Net sales revenues were $53.1 million in the first quarter of fiscal 1996, which represents an increase of approximately 3.5% from the first quarter of fiscal 1995 net sales of $51.3 million. Revenue growth from the sale of moving support items (i.e. boxes, etc.), hitches, and propane resulted in a $2.2 million increase during the quarter, which was offset by a $0.3 million decrease in gasoline sales consistent with the Company's ongoing efforts to remove underground storage tanks and gradually discontinue gasoline sales.

          Cost of sales was $29.0 million in the first quarter of fiscal 1996, which represents an increase of approximately 5.1%
from $27.6 million for the same period in fiscal 1995. This increase in cost of sales primarily reflects higher material costs from the sale of moving support items and propane which can be primarily attributed to higher sales levels.

          Operating expenses increased to $176.3 million in the first quarter of fiscal 1996 from $160.7 million in the first quarter of fiscal 1995, an increase of $15.6 million
(approximately 9.7%).   The  change from the prior year primarily
reflects higher rental equipment maintenance costs due to an increase in fleet size and transaction levels ($6.0 million), an increase in lease expense due to new leases originated during the last twelve months ($2.2 million), and increased personnel expense due to higher levels of business activity ($4.0 million). All other operating expense categories increased in the aggregate by $3.4 million compared to the prior year.

          Depreciation expense for the quarter was $37.7 million, as compared to $37.3 million during the same period of the prior year, reflecting storage acquisitions and construction in the past twelve months.


Oxford - Life Insurance

          Premiums   from   Oxford's   reinsurance   lines
before intercompany  eliminations were $4.1 million for the
quarter ended March 31, 1995, an increase of $0.3 million, approximately 7.9% over 1994 and accounted for 66.9% of Oxford's premiums for the period. Reinsurance premiums are primarily from term life insurance, matured deferred annuity contracts, and credit
insurance business.   This increase in premiums is primarily
attributable to the recent (fourth quarter 1994) reinsurance agreement of credit insurance business.

          Premiums from Oxford's direct lines before intercompany eliminations were $2.0 million for the quarter ended March 31, 1995, an increase of $1.6 million from 1994. This increase in direct premium is primarily attributable to the credit insurance business ($1.5 million in premiums). Oxford's direct business related to group life and disability coverage issued to employees of the Company for the quarter ended March 31, 1995 accounted for approximately 8.1% of premiums. Other direct lines, including the credit insurance business, accounted for approximately 25.0% of Oxford's premiums for the quarter ended March 31, 1995.

          Net  investment  income before intercompany
eliminations was $3.9 million and $3.6 million for the quarters ended March 31, 1995 and 1994, respectively. This increase is primarily due to increasing margins on the interest sensitive
business.   Gains  on the disposition of fixed maturity
investments were $0.2 million for both 1995 and 1994. Oxford had $0.5 million of other income for both of the quarters ended March 31, 1995 and 1994.

          Benefits and expenses incurred were $8.0 million for the quarter ended March 31, 1995, an increase of 21.2% over 1994. Comparable benefits and expenses incurred for 1994 were $6.6 million. This increase is primarily due to death benefits incurred and Oxford's recent entrance into the credit insurance business, partially offset by a decrease in the amortization of deferred acquisition costs.

          Operating   profit   before   intercompany
eliminations increased by $0.7 million, or approximately 36.8%, in 1995 to $2.6 million, primarily due to increased margins on the interest sensitive business.


RWIC - Property and Casualty

          RWIC  gross premium writings for the quarter ended
March 31,  1995  were $36.2 million as compared to $47.7 million in  the first  quarter of 1994.  The rental industry market
accounts for  a significant share of total premiums,
approximately 18.3% and  19.7% in  the  first  quarters  of  1995 and 1994, respectively. These writings include U-Haul customers, fleetowners and U-Haul as well as other rental industry insureds with similar characteristics. RWIC continues underwriting professional reinsurance via broker markets. Premiums in this area decreased during the first quarter of 1995 to $20.2 million, or 55.8% of total gross premiums, from comparable 1994 figures of $29.1 million, or 61.0%
of  total premiums.   This decrease  can  be primarily  attributed  to
RWIC electing  not to  renew  several treaties  because  of  inadequate
pricing  and market  conditions.   Premium  writings  in  selected general
agency lines are expected to remain consistent with prior years as evidenced by 17.4% share of written premiums in 1995 as compared to 14.9% share in 1994. RWIC expanded its direct business in 1995 to include multiple peril coverage for a variety of commercial properties and businesses. These premiums accounted for 6.4% of the total gross written premium during first quarter 1995.

          Net earned premiums decreased $6.1 million, or 20.3%, to $24.0 million for the quarter ended March 31, 1995, compared with premiums of $30.1 million for the quarter ended March 31, 1994. The premium decrease was primarily due to one time changes in premium earning methodology and timing differences related to runoff and start up programs.

          Underwriting expenses incurred were $27.5 million for the quarter ended March 31, 1995, a decrease of $3.2 million, or 10.4% over1994. Comparable underwriting expenses incurred for the first quarter of 1994 were $30.7 million. The decrease is due to a reduction in acquisition expenses, which decreased proportionately with written premiums.

          Net investment income was $7.6 million for the quarter ended March 31, 1995, an increase of 10.1% over 1994 net investment income of $6.9 million. The marginal increase is the result of the shift in types of securities held in the portfolio.

          RWIC completed the first quarter of 1995 with income before tax expense of $5.1 million as compared to $7.0
million  for the  comparable  period ended March 31, 1994.   This
represents a decrease of $1.9 million, or 27.1% over 1994. Worse than expected underwriting results in the Company's assumed reinsurance and rental industry liability lines were offset by improved results in its general agency lines.

Interest Expense

          Interest expense increased by $2.2 million to $18.8 million for the quarter ended June 30, 1995, as compared to $16.6 million for the quarter ended June 30, 1994. Higher average debt levels outstanding caused the increase.

Consolidated Group
          As a result of the foregoing, pretax earnings of $32.8 million were realized in the quarter ended June 30, 1995, as compared to $45.8 million for the same period in
1994.    After providing for income taxes, net earnings for the
quarter ended June 30, 1995 were $20.9 million, as compared to $29.4 million for the same period of the prior year.

QUARTERLY RESULTS

          The  following table presents unaudited quarterly
results for  the  nine quarters in the period beginning April 1,
1993  and ending  June  30,  1995.  The Company believes that all  necessary adjustments  have  been  included in the amounts stated  below  to present  fairly, and when read in conjunction
with the consolidated financial   statements         incorporated
herein  by  accordance   with  generally  accepted  accounting principles,
the selected quarterly information. The Company's results of operations have historically fluctuated from period to period, including on a quarterly basis. In particular, the Company's U-Haul business is seasonal and a majority of the Company's revenues and substantially all of its net earnings from its U-Haul business are generated in the first and second quarters of each fiscal year (April through September). The operating results for the periods presented are not necessarily indicative of results for any future period.

                                    Quarter Ended
                       -----------------------------------------------
                       Jun 30,   Sep 30,   Dec 31,   Mar 31,   Jun 30,
                        1994      1994      1994      1995      1995
                       -----------------------------------------------
                                 (in thousands, except per share data)
Total revenues        $322,333   361,115   295,888   260,282   330,509
Net earnings (loss)     29,413    40,071     1,907   (11,359)   20,862
Net earnings (loss)
  per common share         .71      1.00      (.04)     (.44)      .46
  (1), (2)

                                     Quarter Ended
                       -------------------------------------
                       Jun 30,   Sep 30,   Dec 31,   Mar 31,
                        1993      1993      1993      1994
                       -------------------------------------
                      (in thousands, except per share data)
Total revenues        $291,348   324,968   267,448   251,091
Net earnings (loss)     17,359    30,601     1,799    (9,575)
Net earnings (loss)
  per common share         .45       .79      (.02)     (.33)
  (1)
________________
(1)For the quarters ended December 31, 1993, March 31, June 30, September 30, December 31, 1994 , March 31, 1995, and June 30, 1995, net earnings (loss) per common share
   amounts   were computed  after giving effect to the dividend
   on  the  Company's Series A 8 1/2% Preferred Stock.

(2)Reflects   the   adoption  of  Statement   of   Position   93-
6,
   "Employers' Accounting for Employee Stock Ownership Plan."

LIQUIDITY AND CAPITAL RESOURCES


U-Haul

          To  meet the needs of its customers, U-Haul must
maintain a large inventory of fixed asset rental items. At June 30, 1995, net property, plant and equipment represented approximately 68.4% of total
U-Haul  assets and approximately 47.2%  of consolidated assets.   In the
first quarter of fiscal 1996, capital expenditures were $70.1 million, as compared to $144.8 million in the first quarter of fiscal 1995,
reflecting new rental truck acquisitions, purchase   of   trucks  previously
leased, and   real   property acquisitions.  The decrease in capital
expenditures from the prior year is due to a decrease in new rental truck acquisitions. These acquisitions were funded with internally generated funds from operations, and debt financings.

          Cash flows from operations were $61.9 million in the first quarter of fiscal 1996, as compared to $113.2 million in the first quarter of fiscal 1995. The decrease of $51.3 million is primarily due to a decrease in net change of operating assets and liabilities, specifically an increase in receivables, and decreases in accounts payable and accrued liabilities and deferred income taxes.

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

          Cash  provided by operating activities were $3.7
million and  $0.8  million for the quarters ended March 31, 1995 and  1994, respectively.  Cash flows from new annuity reinsurance agreements increase  investment contract deposits as well as the  purchase
of fixed  maturities.   Cash flows from financing  activities  of
new annuity reinsurance agreements were approximately $55.0 million for the quarter ended March 31, 1995. In addition to cash flow from operating and financing activities, a substantial amount of liquid funds is available through Oxford's short-term portfolio. At March 31, 1995 and 1994, short-term investments amounted to $10.8 million and $18.5 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

          Stockholder's equity of Oxford, excluding investment of RWIC (in prior years), increased to $90.4 million in 1995 from $88.2 million in 1994. Ponderosa now holds 100% of the common stock of RWIC as a result of a property dividend made by Oxford on June 30, 1994.

          Applicable  laws and regulations of the State of
Arizona require  the  Company's insurance subsidiaries to
maintain  minimum capital determined   in  accordance  with  statutory
accounting practices in the amount of $400,000. In addition, the amount of dividends that can be paid to stockholders by insurance
companies domiciled  in  the State of Arizona is limited.   Any
dividend  in excess  of  the  limit requires prior regulatory
approval.   As  a result of the dividend of RWIC stock on June
30, 1994, the state of Arizona must approve future dividends made through June 30, 1995. These restrictions are not expected to have a material adverse effect on the ability of the Company to meet its cash obligations.

RWIC - Property and Casualty

          Cash flows from operating activities were $3.4 million and $8.2 million for the quarters ended March 31, 1995 and March 31, 1994, respectively. The change is due to decreased net income and increased reserves related to premium writings, offset by a small change in accounts receivable as compared to a large increase during the first quarter of 1994.

          RWIC's  short-term investment portfolio was $17.1
million at  March  31,  1995.  This level of liquid assets,
combined  with budgeted  cash  flow,  is adequate to meet
periodic  needs.   This balance also reflects funds in transition from
maturity proceeds to long-term investments. The structure of the long-term portfolio is designed to match future cash needs. Capital and operating budgets allow RWIC to accurately schedule cash needs.

          RWIC   maintains  a  diversified  investment
portfolio, primarily in bonds at varying maturity levels.
Approximately 95.7% of  the portfolio consists of investment grade
securities.   The maturity  distribution is designed to provide sufficient liquidity to meet future cash needs. Current liquidity is adequate, with current invested assets equal to 96.7% of total liabilities.

          Stockholder's  equity increased 3.6% from $168.1
million at  December  31, 1994 to $174.1 million at March 31,
1995.     RWIC  considers  current stockholder's equity to be adequate  to support future growth and absorb unforeseen risk events. RWIC does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions. RWIC paid no stockholder's dividends during the quarter ended March
31, 1995.

Consolidated Group

          At   June   30,  1995,  total  notes  and  loans
payable outstanding was $866.1 million as compared to $881.2 million at March 31, 1995, and $725.6 million at June 30, 1994.
The increase from 1994 reflects the expansion in the rental fleet and self-storage operation.

          During each of the fiscal years ending March 31, 1996, 1997, and 1998, U-Haul estimates gross capital expenditures will average approximately $350 million as a result of the expansion of the rental fleet and self-storage operation. This level of capital expenditures, combined with an average of approximately $100 million in annual long-term debt maturities during this same period, are expected to create annual average funding needs of approximately $450 million. Management estimates that U-Haul will fund approximately 60% of these requirements with internally generated funds, including proceeds from the disposition of older trucks and other asset sales. The remainder of the anticipated capital expenditures are expected to be financed through existing credit facilities, new debt placements, and equity offerings.

Credit Agreements

          The Company's operations are funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes, and revolving lines of credit with domestic and foreign banks. Principally to finance its fleet of trucks and trailers, the Company routinely
enters into  sale  and leaseback  transactions.   As of June 30,
1995, the Company had $866.1 million in total notes and loans payable outstanding and unutilized committed credit of approximately $252.0 million.

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

          The  Company is further restricted in the type and
amount of dividends and distributions that it may issue or pay,
and in the issuance  of  certain  types of preferred stock.   The
Company is prohibited from issuing shares of preferred stock that provide for any mandatory redemption, sinking fund payment, or mandatory prepayment, or that allow the holders thereof to require the Company or a subsidiary of the Company to repurchase such preferred stock at the option of such holders or upon the occurrence of any event or events without the consent of its lenders.

Stockholder Litigation

          As  disclosed  in the Company's Form 10-K  for  the
year ended  March  31, 1995, a judgment has been entered  in  the
Shoen Litigation against five of the Company's current directors
and  one former   director.   The  Company  has  agreed  to
indemnify the defendants to the fullest extent permitted by law or the Company's Articles of Incorporation or By-Laws for all expenses and damages, if  any, incurred by the defendants in this
proceeding, subject  to certain  exceptions.  The five director-
defendants have  filed  for protection under Chapter 11 of the
federal bankruptcy laws and have filed,   in  cooperation  with
the Company, amended plans of reorganization (collectively, the Plan), all of which propose the same funding and treatment of the plaintiffs' claims resulting from the judgment in the Shoen Litigation.

          Under  the  Plan,  the  Company  will  transfer  to
the stockholder  plaintiffs $124.1 million of Series B 8.25%
Preferred Stock issued by the Company in exchange for their
AMERCO stock  and will  transfer to a trust (the Trust), property having a stipulated or adjudicated value in excess of $338.7
million for the benefit of the   non-stockholder  plaintiffs.
Each of the non-stockholder plaintiffs will receive a trust certificate representing an undivided, fractional beneficial interest in the Trust. The property transferred to the Trust is expected to consist of (i) $170.1 million in Series D Floating Rate Preferred Stock issued by the Company; (ii) a 1993 REMIC certificate held by the Company with a value of approximately $12.5 million evidencing a pool of 61 commercial mortgage loans which are secured by mortgages or deeds of trust on 60 self-storage properties;
(iii) mortgage notes with an aggregate principal balance of approximately $100.9 million on property held by the Company, one or more of its subsidiaries, or two corporations;
and (iv) real property  held free and clear  of approximately
$55.3 million. The Company will establish a Contingency Fund consisting of Company Common Stock or the proceeds therefrom to pay post-petition interest to the plaintiffs if the court requires the payment of such interest.

          The Company expects the court to consider the Plan
during 1995.   However,  there  is no assurance  that  the  Plan
will  be confirmed  by  the  federal bankruptcy court or that
the  Plan  as confirmed   will  operate  as  described  above.
The  Company's participation in the Plan is subject to the approval of
the Board of   Directors.    Because  of  the  Plan's  complexity
and the alternatives provided to the plaintiffs under the Plan, and because the Plan has not yet been confirmed, the Company is unable  to determine  the Plan's impact on the Company's
financial  condition, results of operations, or capital
expenditure plans.  However, as a result  of  funding  the  Plan, the  Company  is  likely  to  incur additional  costs  in  the future in  the  form  of  dividends  on preferred  stock and/or
interest on borrowed funds.   For  example, dividends payable on
the Series B 8.25% Preferred Stock and on  the Series  D
Floating Rate Preferred Stock would equal approximately $22.6 million per year at current interest rates. In addition, the Company's outstanding Common Stock would be reduced by 18,254,596 shares. These and other features of the Plan as ultimately confirmed could result in material changes in reported earnings and stockholder's equity per share of Common Stock.

                   PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a. Exhibits
           2    Amended and Restated Debtor's Plan of Reorganization Proposed
                by Edward J. Shoen and Summary of Plan Provisions
           3.1  Restated Articles of Incorporation (1)
           3.2  Restated By-Laws of AMERCO as of January 10, 1995
           (2)
           27   Financial Data Schedule

         b. Reports on Form 8-K.

           A current report on Form 8-K was filed on May 5, 1995 reporting the filing of plans of reorganization under Chapter 11 of the federal bankruptcy laws by five of the Company's directors and describing the role of the Company in funding these plans.



_____________________________________

(1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, file no. 0-7862.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, file no. 0-7862.

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


                                   AMERCO
                                   ___________________________________
                                            (Registrant)

Dated: August 11, 1995             By: /S/ GARY B. HORTON
                                  ___________________________________
                                        Gary B. Horton, Treasurer
                                      (Principal Financial Officer)