Form 10-Q/A
period 1995-06-30
AMERCO /NV/
filed 1996-01-23
CIK 4457

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

29,513,492 shares of AMERCO Common Stock, $0.25 par value and 5,762,495 shares of AMERCO Series A common stock, $0.25 par value were outstanding at January 22, 1996.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at January 22, 1996. U-Haul International, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

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

                          THIS PAGE LEFT
                       INTENTIONALLY BLANK

                 PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

              AMERCO AND CONSOLIDATED SUBSIDIARIES

                   Consolidated Balance Sheets

                                               June 30,    March 31,    June 30,
            ASSETS                              1995         1995        1994
                                            ----------    ---------    ------------------
                                            (unaudited)   (audited)   (unaudited)
                                                       (in thousands)

Cash and cash equivalents                  $    29,604       35,286       19,617
Receivables                                    322,859      300,238      208,833
Inventories                                     52,422       50,337       41,920
Prepaid expenses                                15,383       25,933       24,307
Investments, fixed maturities                  761,115      705,428      718,438
Investments, other                             146,618      135,220       94,392
Deferred policy acquisition costs               52,622       49,244       48,917
Other assets                                    29,684       30,057       30,283
                                             ---------    ---------    ---------
Property, plant and equipment, at
  cost:
  Land                                         217,611      214,033      200,720
  Buildings and improvements                   734,061      735,624      693,041
  Furniture and equipment                      182,158      179,016      166,268
  Rental trailers and other rental
    equipment                                  256,730      245,892      218,445
  Rental trucks                                925,671      913,641      863,982
  General rental items                          51,058       51,890       55,186
                                             ---------    ---------    ---------
                                             2,367,289    2,340,096    2,197,642
  Less accumulated depreciation              1,098,666    1,065,850      972,968
                                             ---------    ---------    ---------
       Total property, plant and
         equipment                           1,268,623    1,274,246    1,224,674
                                             ---------    ---------    ---------


















                                           $ 2,678,930    2,605,989    2,411,381
                                             =========    =========    =========






The accompanying notes are an integral part of these consolidated financial statements.

                                               June 30,    March 31,    June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY             1995        1995         1994
                                             ---------    ---------     --------
                                            (unaudited)   (audited)   (unaudited)
                                                       (in thousands)
Liabilities:
  Accounts payable and accrued
    liabilities                            $   145,011      127,613      158,920
  Notes and loans                              866,132      881,222      725,565
  Policy benefits and losses, claims           474,277      475,187      449,986
    and loss expenses payable
  Liabilities from premium deposits            347,718      304,979      308,408
  Cash overdraft                                23,291       31,363       14,569
  Other policyholders' funds and
    liabilities                                 34,320       20,378        6,617
  Deferred income                                9,521        7,426        8,714
  Deferred income taxes                         77,711       71,037       64,799
                                             ---------    ---------    ---------
Stockholders' equity:
  Serial preferred stock, with or
    without par value, 50,000,000
    shares authorized; 6,100,000
    issued without par value and
    outstanding as of June 30, 1995
    March 31, 1995 and June 30, 1994               -            -            -
  Serial common stock, with or with-
    out par value, 150,000,000 shares
    authorized                                     -            -            -
  Series A common stock of $.25 par
    value, authorized 10,000,000 shares,
    issued 5,762,495 shares as of
    June 30, 1995 and March 31, 1995,
    and 5,754,334 shares as of
    June 30, 1994                                1,441        1,441        1,438
  Common stock of $.25 par value,
    authorized 150,000,000 shares,
    issued 34,237,505 shares as of
    June 30, 1995 and March 31, 1995 and
    34,245,666 shares as of June 30, 1994        8,559        8,559        8,562
  Additional paid-in capital                   165,675      165,675      165,651
  Foreign currency translation                 (11,737)     (12,435)     (11,461)
  Unrealized gain(loss) on investments          (1,569)      (6,483)        (368)
  Retained earnings                            573,525      561,589      540,693
                                             ---------    ---------    ---------
                                               735,894      718,346      704,515
  Less:
    Cost of common shares in treasury,
    (1,380,937 shares as of June 30,
    1995  and 1,335,937 shares as of
    March 31, 1995 and June 30, 1994)           11,457       10,461       10,461
    Unearned employee stock
      ownership plan shares                     23,488       21,101       20,251
                                             ---------    ---------    ---------
         Total stockholders' equity            700,949      686,784      673,803
                                             ---------    ---------    ---------
Contingent liabilities and commitments
                                             ---------    ---------    ---------


                                           $ 2,678,930    2,605,989    2,411,381
                                             =========    =========    =========

              AMERCO AND CONSOLIDATED SUBSIDIARIES
               Consolidated Statements of Earnings
                      Quarters ended June 30,
                           (Unaudited)
                                                   1995        1994
                                             -----------  ----------
                                                (in thousands except
                                                   per share data)
Revenues
  Rental and other revenue                  $    235,311     228,962
  Net sales                                       53,116      51,302
  Premiums                                        30,702      31,559
  Net investment income                           11,380      10,510
                                              ----------  ----------
       Total revenues                            330,509     322,333

Costs and expenses
  Operating expense                              174,246     158,542
  Advertising expense (see note 7)                16,869       6,999
  Cost of sales                                   28,959      27,550
  Benefits and losses                             27,241      26,412
  Amortization of deferred acquisition
    costs                                          2,928       3,084
  Depreciation                                    37,693      37,282
  Interest expense                                18,832      16,638
                                              ----------  ----------
       Total costs and expenses                  306,768     276,507

Pretax earnings from operations                   23,741      45,826
Income tax expense                                (8,564)    (16,413)
                                              ----------  ----------
       Net earnings                         $     15,177      29,413
                                              ==========  ==========
Earnings per common share:
Net earnings                                $       0.31        0.71
                                              ==========  ==========
Weighted average common shares outstanding    37,958,426  37,107,536
                                              ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

              AMERCO AND CONSOLIDATED SUBSIDIARIES

   Consolidated Statements of Changes in Stockholders' Equity

                      Quarters ended June 30,
                           (Unaudited)
                                                 1995          1994
                                               ---------     -------
                                                    (in thousands)
Series A common stock of $.25 par
  value:  Authorized 10,000,000 shares,
  issued 5,762,495 as of June 30, 1995
  and 5,762,495 as of March 31, 1995 and
  5,754,334 as of June 30, 1994
    Beginning and end of period             $    1,441         1,438
                                               -------       -------
Common stock of $.25 par value:
  Authorized 150,000,000 shares, issued
    34,237,505 as of June 30, 1995, and
    as of March 31, 1995 and 34,245,666
    as of June 30, 1994
    Beginning and end of period                  8,559         8,562
                                               -------       -------
Additional paid-in capital:
  Beginning and end of period                  165,675       165,651
                                               -------       -------
Foreign currency translation:
  Beginning of period                          (12,435)      (11,152)
  Change during period                             698          (309)
                                               -------       -------
  End of period                                (11,737)      (11,461)
                                               -------       -------
Unrealized gain (loss) on investments:
  Beginning of period                           (6,483)          679
  Change during period                           4,914        (1,047)
                                               -------       -------
  End of period                                 (1,569)         (368)
                                               -------       -------
Retained earnings:
  Beginning of period                          561,589       514,521
    Net earnings                                15,177        29,413
    Dividends paid to stockholders:
      Preferred stock: ($.53 per share
        for 1995 and 1994, respectively)        (3,241)       (3,241)
                                                -------      -------
  End of period                                 573,525      540,693
                                                -------      -------

The accompanying notes are an integral part of these consolidated financial statements.

              AMERCO AND CONSOLIDATED SUBSIDIARIES

   Consolidated Statements of Changes in Stockholders' Equity

                      Quarters ended June 30,
                           (Unaudited)
                                                 1995          1994
                                               --------      -------
                                                    (in thousands)
Treasury stock:
  Beginning of period                            10,461       10,461
  Net increase (45,000 shares in 1995)              996          -
                                                -------      -------

  End of period                                  11,457       10,461
                                                -------      -------
Unearned employee stock ownership
    plan shares:
  Beginning of period                            21,101       17,451
    Increase in loan                              2,523        2,919
    Proceeds from loan                             (136)        (119)
                                                -------      -------
  End of period                                  23,488       20,251
                                                -------      -------
Total stockholders' equity                  $   700,949      673,803
                                                =======      =======





The accompanying notes are an integral part of these consolidated financial statements.

              AMERCO AND CONSOLIDATED SUBSIDIARIES

              Consolidated Statements of Cash Flows

                      Quarters ended June 30,
                           (Unaudited)
                                                   1995        1994
                                                --------    --------
                                                    (in thousands)
Cash flows from operating activities:
  Net earnings                                $   15,177      29,413
    Depreciation and amortization                 40,565      41,489
    Provision for losses on accounts
      receivable                                   1,568         736
    Net gain on sale of real and personal
      property                                       (16)       (131)
    Gain on sale of investments                     (337)         30
    Changes in policy liabilities and
      accruals                                    (4,960)      11,766
    Additions to deferred policy
      acquisition costs                           (7,109)      (4,155)
    Net change in other operating assets
      and liabilities                             24,326       43,182
                                                --------    ---------
Net cash provided by operating activities         69,214      122,330
                                                --------    ---------
Cash flows from investing activities:
  Purchases of investments:
    Property, plant and equipment                (70,149)    (144,794)
    Fixed maturities                             (86,329)     (31,098)
    Real estate                                     (653)          (8)
    Mortgage loans                                (4,662)      (5,504)
  Proceeds from sale of investments:
    Property, plant and equipment                 38,015       58,868
    Fixed maturities                              37,863       30,756
    Real estate                                      691          220
    Mortgage loans                                 6,177        1,442
  Changes in other investments                    (8,802)     (10,507)
                                                --------     --------
Net cash used by investing activities            (87,849)    (100,625)
                                                --------     --------
Cash flows from financing activities:
  Net change in short-term borrowings              2,000       46,250
  Loan to leveraged employee stock
    ownership plan                                (2,523)      (2,919)
  Proceeds from leveraged employee stock
    ownership plan                                   136          119
  Principal payments on notes                    (17,090)     (44,449)
  Net change in cash overdraft                    (8,072)     (11,990)
  Dividends paid                                  (3,241)      (3,241)
  Purchase of treasury shares                       (996)         -
  Investment contract deposits                    60,383        6,966
  Investment contract withdrawals                (17,644)     (11,266)
                                                --------    ---------
Net cash provided (used) by
   financing activities                           12,953      (20,530)
                                                --------    ---------
increase in cash and cash equivalents             (5,682)       1,175
Cash and cash equivalents at
  beginning of period                             35,286       18,442
                                                --------    ---------
Cash and cash equivalents at
  end of period                               $   29,604       19,617
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

                AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)

7.   NEW ACCOUNTING STANDARDS, continued
  Statement of Position 93-7, Reporting on Advertising Costs  -  as
     issued by the Accounting Standards Executive Committee in December 1993. This statement of position provides guidance on financial reporting on advertising costs in annual financial statements. The statement of position requires reporting advertising costs as expenses when incurred or when the advertising takes place, reporting the costs of direct response advertising, and amortizing the amount of direct response advertising reported as assets. The Company had been recording deferred yellow page directory costs and amortizing the costs over the duration of each listing. The majority of listings last one year. The Company adopted this statement effective April 1, 1995 recognizing additional advertising expense of $8,647,000 upon implementation.

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

                                                       Property/     Adjustments
                                Rental       Life      Casualty         And
                             Operations    Insurance   Insurance    Eliminations   Consolidated
                             ----------    ---------   ---------    ------------   ------------
                                              (in thousands)
Quarter ended June 30, 1995
Revenues:
  Outside                   $   286,835      10,238     33,436           -            330,509
  Intersegment                      -           367       (793)          426              -
                              ---------     -------    -------      --------        ---------
    Total revenues              286,835      10,605     32,643           426          330,509
                              =========     =======    =======      ========        =========
  Operating profit               34,826       2,622      5,125           -             42,573
                              =========     =======    =======      ========
  Interest expense                                                                     18,832
                                                                                    ---------
  Pretax earnings
    from operations                                                                    23,741
                                                                                    =========
  Identifiable assets         1,845,419     530,918    589,446      (286,853)       2,678,930
    at June 30                =========     =======    =======      ========        =========

Quarter ended June 30, 1994
Revenues:
  Outside                   $   279,144       8,112     35,077           -            322,333
  Intersegment                      -           372      2,627        (2,999)             -
                              ---------     -------    -------      --------        ---------
  Total revenues                279,144       8,484     37,704        (2,999)         322,333
                              =========     =======    =======      ========        =========
Operating profit                 53,588       1,875      7,001           -             62,464
                              =========     =======    =======      ========
  Interest expense                                                                     16,638
                                                                                    ---------
  Pretax earnings
    from operations                                                                    45,826
                                                                                    =========
  Identifiable assets         1,659,617     461,407    565,496      (275,139)       2,411,381
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

          Operating expenses increased to $168.5 million in the first quarter of fiscal 1996 from $153.7 million in the first quarter of fiscal 1995, an increase of $14.8 million
(approximately 9.6%).   The  change from the prior year primarily
reflects higher rental equipment maintenance costs due to an increase in fleet size and transaction levels ($6.0 million), an increase in lease expense due to new leases originated during the last twelve months ($2.2 million), and increased personnel expense due to higher levels of business activity ($4.0 million). All other operating expense categories increased in the aggregate by $2.5 million compared to the prior year.

          Advertising expense increased to $16.9 million in the first quarter of fiscal 1996 from $7.0 million in the first quarter of fiscal 1995. The increase primarily reflects a one-time expense of $8.7 million recognized during the first quarter of fiscal 1996, due to the adoption of Statement of Position 93-7 which requires immediate recognition of advertising costs not qualifying as direct-response.

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

Consolidated Group
          As a result of the foregoing, pretax earnings of $23.7 million were realized in the quarter ended June 30, 1995, as compared to $45.8 million for the same period in
1994.    After providing for income taxes, net earnings for the
quarter ended June 30, 1995 were $15.2 million, as compared to $29.4 million for the same period of the prior year.

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

                                    Quarter Ended
                       -----------------------------------------------
                       Jun 30,   Sep 30,   Dec 31,   Mar 31,   Jun 30,
                        1994      1994      1994      1995      1995 (3)
                       -----------------------------------------------
                                 (in thousands, except per share data)
Total revenues        $322,333   361,115   295,888   260,282   330,509
Net earnings (loss)     29,413    40,071     1,907   (11,359)   15,177
Net earnings (loss)
  per common share         .71      1.00      (.04)     (.44)      .31
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

(2)Reflects   the   adoption  of  Statement   of   Position   93-6,
   "Employers' Accounting for Employee Stock Ownership Plan."

(3)Reflects   the   adoption  of  Statement   of   Position   93-7,
   "Reporting on Advertising Costs."

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


                                   AMERCO
                                   ___________________________________
                                            (Registrant)

Dated: January 22, 1996           By: /S/ GARY B. HORTON
                                  ___________________________________
                                        Gary B. Horton, Treasurer
                                      (Principal Financial Officer)