Form 10-Q/A
period 1995-09-30
AMERCO /NV/
filed 1996-01-23
CIK 4457

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

                          THIS PAGE LEFT
                        INTENTIONALLY BLANK

                  PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


               AMERCO AND CONSOLIDATED SUBSIDIARIES

                    Consolidated Balance Sheets


                                           September 30, March 31, September 30,
            ASSETS                              1995         1995       1994
                                           -------------------------------------
                                           (unaudited)   (audited) (unaudited)
                                                      (in thousands)


Cash and cash equivalents                  $    33,283       35,286      41,882
Receivables                                    338,489      300,238     260,727
Inventories                                     51,402       50,337      47,691
Prepaid expenses                                12,693       25,933      21,029
Investments, fixed maturities                  800,481      705,428     701,220
Investments, other                             139,681      135,220      97,727
Deferred policy acquisition costs               51,304       49,244      49,940
Other assets                                    18,757       30,057      18,192

Property, plant and equipment, at
  cost:
  Land                                         210,928      214,033     202,987
  Buildings and improvements                   738,535      735,624     710,680
  Furniture and equipment                      184,189      179,016     174,139
  Rental trailers and other rental
    equipment                                  258,264      245,892     225,498
  Rental trucks                                933,013      913,641     905,669
  General rental items                          49,581       51,890      54,131
                                             ---------    ---------   ---------
                                             2,374,510    2,340,096   2,273,104
  Less accumulated depreciation              1,131,339    1,065,850   1,005,433
                                             ---------    ---------   ---------

       Total property, plant and
         equipment                           1,243,171    1,274,246   1,267,671



















                                           $ 2,689,261    2,605,989   2,506,079
                                             =========    =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                                          September 30, March 31, September 30,
 LIABILITIES AND STOCKHOLDERS' EQUITY           1995         1995      1994
                                          -------------------------------------
                                          (unaudited)   (audited) (unaudited)
                                                       (in thousands)

Liabilities:
  Accounts payable and accrued
    liabilities                            $   150,198      127,613     149,940
  Notes and loans                              796,738      881,222     752,529
  Policy benefits and losses, claims           475,220      475,187     464,883
    and loss expenses payable
  Liabilities from premium deposits            374,407      304,979     300,069
  Cash overdraft                                23,450       31,363      27,013
  Other policyholders' funds and
    liabilities                                 25,843       20,378       8,805
  Deferred income                                9,533        7,426       8,652
  Deferred income taxes                         92,008       71,037      85,404
                                             ---------       ------      ------

Stockholders' equity:
  Serial preferred stock, with or
    without par value, 50,000,000
    shares authorized; 6,100,000
    issued without par value and
    outstanding as of September 30, 1995,
    March 31, 1995 and September 30, 1994          -            -          -
  Serial common stock, with or with-
    out par value, 150,000,000 shares
    authorized                                     -            -          -
  Series A common stock of $0.25 par
    value, authorized 10,000,000 shares,
    issued 5,762,495 shares as of
    September 30, 1995 and March 31, 1995,
    and 9,238,015 shares as of
    September 30, 1994                           1,441        1,441       2,309
  Common stock of $0.25 par value,
    authorized 150,000,000 shares, issued
    34,237,505 shares as of September 30,
    1995 and March 31, 1995, and 30,761,985
    shares as of September 30, 1994              8,559        8,559       7,691
  Additional paid-in capital                   165,675      165,675     165,651
  Foreign currency translation                 (10,609)     (12,435)    (10,027)
  Unrealized gain(loss) on investments           6,771       (6,483)     (3,615)
  Retained earnings                            605,616      561,589     577,523
                                             ---------      -------     -------
                                               777,453      718,346     739,532
  Less:
    Cost of common shares in treasury,
      (1,380,937 shares as of September 30,
      1995  and 1,335,937 shares as of
      March 31, 1995 and September 30, 1994)    11,457       10,461      10,461
    Unearned employee stock
      ownership plan shares                     24,132       21,101      20,287

                                             ---------      -------     -------
         Total stockholders' equity            741,864      686,784     708,784

Contingent liabilities and commitments
                                             ---------      -------     -------



                                           $ 2,689,261    2,605,989   2,506,079
                                             =========    =========   =========

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                Consolidated Statements of Earnings

                  Six Months ended September 30,
                            (Unaudited)

                                                   1995         1994
                                             -------------------------
                                                (in thousands except
                                                   per share data)

Revenues
  Rental and other revenue                  $    504,429       494,145
  Net sales                                      102,675        97,688
  Premiums                                        71,385        67,597
  Net investment income                           23,287        22,423
                                             -----------   -----------
       Total revenues                            701,776       681,853

Costs and expenses
  Operating expense                              353,185      325,364
  Advertising expense (see note 7)                24,061       14,356
  Cost of sales                                   58,001       53,288
  Benefits and losses                             68,099       66,279
  Amortization of deferred acquisition
    costs                                          7,799        5,676
  Depreciation                                    76,275       74,755
  Interest expense                                35,554       33,297
                                             -----------   ----------
       Total costs and expenses                  622,974      573,015

Pretax earnings from operations                   78,802      108,838
Income tax expense                               (28,293)     (39,354)
                                             -----------   ----------

       Net earnings                         $     50,509       69,484
                                             ===========   ==========


Earnings per common share:
Net earnings                                $       1.16         1.70
                                             ===========   ==========


Weighted average common shares outstanding    37,931,825   37,053,707
                                             ===========   ==========





The   accompanying   notes   are  an   integral   part   of   these
consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

    Consolidated Statements of Changes in Stockholders' Equity

                  Six Months ended September 30,
                            (Unaudited)

                                                   1995        1994
                                                ---------------------
                                                    (in thousands)
Series A common stock of $0.25 par
  value:  Authorized 10,000,000 shares,
  issued 5,762,495 as of September 30, 1995
  and 5,762,495 as of March 31, 1995 and
  9,238,015 as of September 30, 1994
    Beginning of period                         $  1,441       1,438
      Exchange for common stock                      -           871
                                                 -------     -------
    End of period                                  1,441       2,309
                                                 -------     -------

Common stock of $0.25 par value:
  Authorized 150,000,000 shares, issued
    34,237,505 as of September 30, 1995,
    and March 31, 1995 and 30,761,985
    as of September 30, 1994
    Beginning of period                            8,559       8,562
      Exchange for common stock                      -          (871)
                                                 -------     -------
    End of period                                  8,559       7,691
                                                 -------     -------
Additional paid-in capital:
  Beginning and end of period                    165,675     165,651
                                                 -------     -------

Foreign currency translation:
  Beginning of period                            (12,435)    (11,152)
  Change during period                             1,826       1,125
                                                 -------     -------

  End of period                                  (10,609)    (10,027)
                                                 -------     -------

Unrealized gain (loss) on investments:
  Beginning of period                             (6,483)        679
  Change during period                            13,254      (4,294)
                                                 -------     -------

  End of period                                    6,771      (3,615)
                                                 -------     -------

Retained earnings:
  Beginning of period                            561,589     514,521
    Net earnings                                  50,509      69,484
    Dividends paid to stockholders:
      Preferred stock: ($1.06 per share
        for 1995 and 1994, respectively)          (6,482)     (6,482)
                                                 -------     -------

  End of period                                  605,616     577,523
                                                 -------     -------

The   accompanying  notes   are   an  integral   part   of    these
consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

    Consolidated Statements of Changes in Stockholders' Equity

                  Six Months ended September 30,
                            (Unaudited)

                                                   1995        1994
                                                --------------------
                                                    (in thousands)
Less:
Treasury stock:
  Beginning of period                             10,461      10,461
  Net increase (45,000 shares in 1995)               996         -
                                                 -------      ------

  End of period                                   11,457      10,461
                                                 -------      ------

Unearned employee stock ownership
    plan shares:
  Beginning of period                             21,101      17,451
    Increase in loan                               3,168       2,955
    Proceeds from loan                              (137)       (119)
                                                 -------      ------

  End of period                                   24,132       20,287
                                                 -------      -------

Total stockholders' equity                     $ 741,864      708,784
                                                 =======      =======




The   accompanying  notes   are   an  integral   part   of    these
consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                Consolidated Statements of Earnings

                   Quarters ended September 30,
                            (Unaudited)

                                                   1995        1994
                                              ----------------------
                                                (in thousands except
                                                   per share data)

Revenues
  Rental and other revenue                  $    269,118     265,183
  Net sales                                       49,559      46,386
  Premiums                                        40,683      36,038
  Net investment income                           11,907      11,913
                                              ----------  ----------
       Total revenues                            371,267     359,520

Costs and expenses
  Operating expense                              178,939     166,822
  Advertising expense (see note 7)                 7,192       7,357
  Cost of sales                                   29,042      25,738
  Benefits and losses                             40,858      39,867
  Amortization of deferred acquisition
    costs                                          4,871       2,592
  Depreciation                                    38,582      37,473
  Interest expense                                16,722      16,659
                                              ----------  ----------
       Total costs and expenses                  316,206     296,508

Pretax earnings from operations                   55,061      63,012
Income tax expense                               (19,729)    (22,941)
                                              ----------  ----------

       Net earnings                         $     35,332      40,071
                                              ==========  ==========

Earnings per common share:
Net earnings                                $       0.85        1.00
                                              ==========  ==========

Weighted average common shares outstanding    37,905,225  36,999,879
                                              ==========  ==========





The   accompanying  notes   are   an  integral   part   of    these
consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

               Consolidated Statements of Cash Flows

                  Six Months ended September 30,
                            (Unaudited)
                                                   1995        1994
                                                --------------------
                                                    (in thousands)
Cash flows from operating activities:
  Net earnings                                $   50,509      69,484
    Depreciation and amortization                 84,339      82,684
    Provision for losses on accounts
      receivable                                   2,819       1,868
    Net gain on sale of real and personal
      property                                       581         132
    Gain on sale of investments                   (2,970)     (1,066)
    Changes in policy liabilities and
      accruals                                    (3,334)     26,568
    Additions to deferred policy
      acquisition costs                          (11,954)     (7,770)
    Net change in other operating assets
      and liabilities                             23,954      27,705
                                                --------   ---------
Net cash provided by operating activities        143,944     199,605
                                                --------   ---------
Cash flows from investing activities:
  Purchases of investments:
    Property, plant and equipment               (143,082)   (255,231)
    Fixed maturities                            (162,081)    (86,291)
    Real estate                                   (5,629)         (8)
    Mortgage loans                                (7,384)    (36,087)
  Proceeds from sale of investments:
    Property, plant and equipment                 97,030      88,669
    Fixed maturities                              89,348     100,522
    Real estate                                      570         459
    Mortgage loans                                17,573       5,374
  Changes in other investments                     1,186        (834)
                                                --------   ---------
Net cash used by investing activities           (112,469)   (183,427)
                                                --------   ---------

Cash flows from financing activities:
  Net change in short-term borrowings           (163,500)     16,250
  Proceeds from notes                            140,184      66,000
  Loan to leveraged employee stock
    ownership plan                                (3,168)     (2,955)
  Proceeds from leveraged employee stock
    ownership plan                                   137         119
  Principal payments on notes                    (61,168)    (53,485)
  Net change in cash overdraft                    (7,913)        454
  Dividends paid                                  (6,482)     (6,482)
  Purchase of treasury shares                       (996)        -
  Investment contract deposits                   101,667      13,661
  Investment contract withdrawals                (32,239)    (26,300)
                                                --------   ---------
Net cash provided (used) by
   financing activities                          (33,478)      7,262
                                                --------   ---------
Increase (decrease) in cash and
   cash equivalents                               (2,003)     23,440
Cash and cash equivalents at
  beginning of period                             35,286      18,442
                                                --------   ---------
Cash and cash equivalents at
  end of period                               $   33,283      41,882
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

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                                 (Unaudited)



7.   NEW ACCOUNTING STANDARDS, continued

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

Six months ended
  September 30, 1995
Revenues:
  Outside            $  602,687       24,265     74,824           -           701,776
$
  Intersegment             (270)         708      4,662       (5,100)            -
                      ---------      -------    -------     --------        ---------
    Total revenues      602,417       24,973     79,486       (5,100)         701,776
                      =========      =======    =======     ========        =========
Operating profit         97,676        6,838      9,572          270          114,356
                      =========      =======    =======     ========

Interest expense                                                               35,554
                                                                            ---------
Pretax earnings
  from operations                                                              78,802
                                                                            =========
Identifiable assets
  at September 30     1,845,370      563,138    593,506     (312,753)       2,689,261
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

          Operating expenses increased to $346.4 million in the first six months of fiscal 1996 from $322.3 million in the first six months of fiscal 1995, an increase of approximately 7.5%. The change from the prior year primarily reflects a $19.7 million increase in rental equipment maintenance costs which reflects rental fleet expansion and transactional growth and a $6.2 million increase in personnel costs due to the increase in rental and sales activity. All other operating expense categories decreased in the aggregate by $4.4 million, approximately 6.5%, to $62.5 million.

          Advertising expense increased to $24.1 million in the first six months of fiscal 1996 from $14.4 million in the first six months of fiscal 1995. The increase primarily reflects a one-time expense of $8.7 million recognized during the first quarter of fiscal 1996, due to the adoption of Statement of Position 93-7 which requires immediate recognition of advertising costs not qualifying as direct-response.

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

Consolidated Group

          As a result of the foregoing, pretax earnings of $78.8 million were realized in the six months ended September 30, 1995, as compared to $108.8 million for the same period in 1994. After providing for income taxes, net earnings for the six months ended September 30, 1995 were $50.5 million, as compared to $69.5 million for the same period of the prior year.

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

                                     Quarter Ended
                       -----------------------------------------------
                       Sep 30,   Dec 31,   Mar 31,   Jun 30    Sep 30,
                        1994      1994      1995      1995 <F3> 1995 <F3>
                       -----------------------------------------------
                            (in thousands, except per share data)
Total revenues        $359,520   295,888   260,282   330,509    371,267
Net earnings (loss)     40,071     1,907   (11,359)   15,177     35,332
Net earnings (loss)
  per common share        1.00      (.04)     (.44)      .31        .85
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

<F2>Reflects   the   adoption  of  Statement   of   Position   93-6,
   "Employers' Accounting for Employee Stock Ownership Plans."

<F3>Reflects   the   adoption  of  Statement   of   Position   93-7,
   "Reporting on Advertising Costs."

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

          Operating expenses increased to $177.9 million in the second quarter of fiscal 1996 from $168.5 million in the second quarter of fiscal 1995, an increase of approximately 5.6%. The change from the prior year is almost entirely due to higher rental equipment maintenance costs reflecting an increase in fleet size and transaction levels. In the aggregate, all other operating expense categories decreased by $4.3 million in the second quarter of fiscal 1996 reflecting efforts to contain expense growth during this period.

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

Consolidated Group

          As a result of the foregoing, pretax earnings of $55.1 million were realized in the quarter ended September 30, 1995, as compared to $63.0 million for the same period in 1994. After providing for income taxes, net earnings for the quarter ended September 30, 1995 were $35.3 million, as compared to $40.1 million for the same period of the prior year.

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