Form 10-Q
period 1995-12-31
AMERCO /NV/
filed 1996-02-15
CIK 4457

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 1995

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

27,028,428 shares of AMERCO Common Stock, $0.25 par value and 5,762,495
shares  of  AMERCO  Series  A  common  stock,  $0.25  par  value   were
outstanding at February 14, 1996.

5,385  shares  of  U-Haul International, Inc. Common Stock,  $0.01  par
value,  were  outstanding at February 14, 1996.   U-Haul  International,
Inc. meets the conditions set forth in General Instruction H(1)(a)  and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                          TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         a)  Consolidated Balance Sheets as of December 31, 1995,
             March 31, 1995 and December 31, 1994.....................    4

         b)  Consolidated Statements of Earnings for the
             Nine Months ended December 31, 1995 and 1994..............    6

         c)  Consolidated Statements of Changes in Stockholders'
             Equity for the Nine Months ended December 31, 1995
             and 1994..................................................    7

         d)  Consolidated Statements of Earnings for the
             Quarters ended December 31, 1995 and 1994................    9

         e)  Consolidated Statements of Cash Flows for the
             Nine Months ended December 31, 1995 and 1994..............   10

         f)  Notes to Consolidated Financial Statements -
             December 31, 1995, March 31, 1995 and
             December 31, 1994........................................   11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................   18


         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.............................................   30
Item 6.  Exhibits and Reports on Form 8-K..............................   34

                          THIS PAGE LEFT
                        INTENTIONALLY BLANK

                  PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                    Consolidated Balance Sheets

                                            December 31  March 31, December 31,
            ASSETS                              1995         1995      1994
                                            -----------------------------------
                                            (unaudited)   (audited) (unaudited)
                                                       (in thousands)

Cash and cash equivalents                  $    39,043       35,286     38,015
Receivables                                    336,358      300,238    299,662
Inventories                                     49,645       50,337     50,552
Prepaid expenses                                17,824       25,933     25,236
Investments, fixed maturities                  830,594      705,428    697,728
Investments, other                             141,325      135,220     97,337
Deferred policy acquisition costs               53,162       49,244     48,296
Other assets                                    19,911       30,057     17,743
                                            ----------    ---------  ---------
Property, plant and equipment, at
  cost:
  Land                                         214,384      214,033    205,622
  Buildings and improvements                   752,704      735,624    730,928
  Furniture and equipment                      185,504      179,016    175,268
  Rental trailers and other rental
    equipment                                  256,139      245,892    235,945
  Rental trucks                                933,727      913,641    899,958
  General rental items                          47,345       51,890     52,701
                                             ---------    ---------  ---------
                                             2,389,803    2,340,096  2,300,422
  Less accumulated depreciation              1,128,870    1,065,850  1,037,569
                                             ---------    ---------  ---------
       Total property, plant and
         equipment                           1,260,933    1,274,246  1,262,853
                                             ---------    ---------  ---------


















                                           $ 2,748,795    2,605,989  2,537,422
                                             =========    =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

                                             December 31,  March 31,   December 31,
 LIABILITIES AND STOCKHOLDERS' EQUITY           1995         1995       1994
                                            ------------  ----------  ----------------
                                            (unaudited)   (audited)   (unaudited)
                                                       (in thousands)
Liabilities:
  Accounts payable and accrued
    liabilities                            $   132,043      127,613    118,881
  Notes and loans                              890,633      881,222    827,592
  Policy benefits and losses, claims           487,652      475,187    467,051
    and loss expenses payable
  Liabilities from premium deposits            393,572      304,979    290,529
  Cash overdraft                                28,847       31,363     23,948
  Other policyholders' funds and
    liabilities                                 23,015       20,378      9,071
  Deferred income                                9,613        7,426     12,676
  Deferred income taxes                         88,246       71,037     82,097
                                              --------      -------    -------

Stockholders' equity:
  Serial preferred stock, with or
    without par value, authorized
    50,000,000 shares ; 6,100,000
    issued without par value and
    outstanding as of December 31, 1995,
    March 31, 1995 and December 31, 1994           -            -         -
  Serial common stock, with or with-
    out par value, authorized 150,000,000
    shares                                         -            -         -
  Series A common stock of $0.25 par
    value, authorized 10,000,000 shares,
    issued 5,762,495 shares as of
    December 31, 1995, March 31, 1995
    and December 31, 1994                        1,441        1,441      1,441
  Common stock of $0.25 par value,
    authorized 150,000,000 shares, issued
    34,237,505 shares as of December 31,
    1995, March 31, 1995 and
    December 31, 1994                            8,559        8,559      8,559
  Additional paid-in capital                   165,756      165,675    165,677
  Foreign currency translation                 (11,895)     (12,435)   (12,307)
  Unrealized gain(loss) on investments           5,635       (6,483)    (3,714)
  Retained earnings                            610,076      561,589    576,189
                                               779,572      718,346    735,845
                                              --------     --------    -------
  Less:

    Cost of common shares in treasury,
      (4,724,013 shares as of December 31,
      1995  and 1,335,937 shares as of
      March 31, 1995 and December 31, 1994)     61,069       10,461     10,461
    Unearned employee stock
      ownership plan shares                     23,329       21,101     19,807
                                              --------    ---------   --------
         Total stockholders' equity            695,174      686,784    705,577

Contingent liabilities and commitments



                                           $ 2,748,795    2,605,989  2,537,422
                                             =========    =========  =========

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                Consolidated Statements of Earnings

                  Nine Months ended December 31,
                            (Unaudited)

                                                   1995         1994
                                                --------------------
                                                (in thousands except
                                                   per share data)

Revenues
  Rental and other revenue                  $    722,228      704,026
  Net sales                                      136,666      131,098
  Premiums                                       116,256      108,659
  Net investment income                           34,078       32,928
                                               ---------     --------
       Total revenues                          1,009,228      976,711

Costs and expenses
  Operating expense                              545,940      491,010
  Advertising expense                             31,759       21,688
  Cost of sales                                   81,917       72,634
  Benefits and losses                            113,435      108,363
  Amortization of deferred acquisition
    costs                                         12,114        8,521
  Depreciation                                    79,049      112,631
  Interest expense                                52,684       50,871
                                               ---------     --------
       Total costs and expenses                  916,898      865,718

Pretax earnings from operations                   92,330      110,993
Income tax expense                               (34,120)     (39,602)
                                               ---------     --------

       Net earnings                         $     58,210       71,391
                                               =========     ========


Earnings per common share:
Net earnings                                $       1.32         1.67
                                               =========     ========

Weighted average common shares outstanding    36,796,961    37,025,575
                                              ==========    ==========




The   accompanying   notes   are  an   integral   part   of   these
consolidated
financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

    Consolidated Statements of Changes in Stockholders' Equity

                  Nine Months ended December 31,
                            (Unaudited)

                                                   1995        1994
                                                  ------      ------
                                                    (in thousands)
Series A common stock of $0.25 par
  value:  Authorized 10,000,000 shares,
  issued 5,762,495 as of December 31, 1995,
  March 31, 1995 and December 31, 1994
    Beginning of period                         $  1,441      1,438
      Exchange for Series A common stock             -          871
      Exchange for common stock                      -         (868)
                                                 -------    -------
    End of period                                  1,441      1,441
                                                 -------    -------

Common stock of $0.25 par value:
  Authorized 150,000,000 shares, issued
    34,237,505 as of December 31, 1995,
    March 31, 1995 and December 31, 1994
    Beginning of period                            8,559      8,562
      Exchange for Series A common stock             -         (871)
      Exchange for common stock                      -          868
                                                 -------    -------
    End of period                                  8,559      8,559
                                                 -------    -------
Additional paid-in capital:
  Beginning of period                            165,675    165,651
    Issuance of common shares under ESOP              81         26
                                                 -------    -------
  End of Period                                  165,756    165,677
                                                 -------    -------

Foreign currency translation:
  Beginning of period                            (12,435)   (11,152)
  Change during period                               540     (1,155)
                                                 -------    -------
  End of period                                  (11,895)   (12,307)
                                                 -------    -------

Unrealized gain (loss) on investments:
  Beginning of period                             (6,483)       679
  Change during period                            12,118     (4,393)
                                                 -------    -------

  End of period                                    5,635     (3,714)
                                                 -------    -------

Retained earnings:
  Beginning of period                            561,589    514,521
    Net earnings                                  58,210     71,391
    Dividends paid to stockholders:
      Preferred stock: ($1.59 per share
        for 1995 and 1994, respectively)          (9,723)    (9,723)
                                                 -------    -------

  End of period                                  610,076    576,189
                                                 -------    -------

The   accompanying  notes   are   an  integral   part   of    these
consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

    Consolidated Statements of Changes in Stockholders' Equity

                  Nine Months ended December 31,
                            (Unaudited)

                                                   1995      1994
                                                  ------    ------
                                                    (in thousands)
Less:
Treasury stock:
  Beginning of period                             10,461     10,461
  Net increase (3,388,076 shares in 1996)         50,608         -
                                                 -------    -------

  End of period                                   61,069     10,461
                                                 -------    -------
Unearned employee stock ownership
  plan shares:
  Beginning of period                             21,101     17,451
  Increase in loan                                 4,576      4,378
    Proceeds from loan                            (2,348)    (2,022)
                                                 -------    -------

  End of period                                   23,329     19,807
                                                 -------    -------

Total stockholders' equity                     $ 695,174    705,577
                                                 =======    =======





The   accompanying  notes   are   an  integral   part   of    these
consolidated
financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                Consolidated Statements of Earnings

                    Quarters ended December 31,
                            (Unaudited)


                                                   1995         1994
                                                 -------     --------
                                                (in thousands except
                                                   per share data)

Revenues
  Rental and other revenue                  $    217,799      209,881
  Net sales                                       33,991       33,410
  Premiums                                        44,871       41,062
  Net investment income                           10,791       10,505
                                               ---------    ---------
       Total revenues                            307,452      294,858

Costs and expenses
  Operating expense                              192,755      165,646
  Advertising expense                              7,698        7,332
  Cost of sales                                   23,916       19,346
  Benefits and losses                             45,336       42,084
  Amortization of deferred acquisition
    costs                                          4,315        2,845
  Depreciation                                     2,774       37,876
  Interest expense                                17,130       17,574
                                               ---------    ---------
       Total costs and expenses                  293,924      292,703

Pretax earnings from operations                   13,528        2,155
Income tax expense                                (5,827)        (248)
                                               ---------    ---------

       Net earnings                         $      7,701        1,907
                                               =========    =========

Earnings per common share:
Net earnings                                $       0.13        (0.04)
                                               =========    =========

Weighted average common shares outstanding    34,527,233   36,969,310
                                              ==========   ==========




The   accompanying  notes   are   an  integral   part   of    these
consolidated
financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

               Consolidated Statements of Cash Flows

                  Nine Months ended December 31,
                            (Unaudited)
                                                   1995       1994
                                                --------    -------
                                                    (in thousands)
Cash flows from operating activities:
  Net earnings                                $   58,210      71,391
    Depreciation and amortization                 92,525     124,409
    Provision for losses on accounts
      receivable                                   3,734       2,855
    Net gain on sale of real and personal
      property                                     2,692      (1,159)
    Gain on sale of investments                   (4,525)       (798)
    Changes in policy liabilities and
      accruals                                    11,479       25,076
    Additions to deferred policy
      acquisition costs                          (18,599)      (8,971)
    Net change in other operating assets
      and liabilities                              4,564      (12,414)
                                                --------     --------
Net cash provided by operating activities        150,080      200,389
                                                --------     --------

Cash flows from investing activities:
  Purchases of investments:
    Property, plant and equipment               (207,465)    (322,130)
    Fixed maturities                            (247,166)    (112,067)
    Real estate                                   (7,151)          (8)
    Mortgage loans                                (7,384)     (77,194)
  Proceeds from sale of investments:
    Property, plant and equipment                139,881      123,653
    Fixed maturities                             145,068      132,854
    Real estate                                      614          564
    Mortgage loans                                21,918        8,632
  Changes in other investments                    (1,466)      (1,275)
                                                --------     --------
Net cash used by investing activities           (163,151)    (246,971)
                                                --------     --------

Cash flows from financing activities:
  Net change in short-term borrowings            (28,500)     121,250
  Proceeds from notes                            140,141       66,000
  Loan to leveraged employee stock
    ownership plan                                (4,576)      (4,378)
  Proceeds from leveraged employee stock
    ownership plan                                 2,348        2,022
  Principal payments on notes                   (102,230)     (83,422)
  Debt issuance costs                             (1,628)        (804)
  Net change in cash overdraft                    (2,516)      (2,611)
  Dividends paid                                  (9,723)      (9,723)
  Purchase of treasury shares                    (65,081)        -
  Investment contract deposits                   133,096       19,561
  Investment contract withdrawals                (44,503)     (41,740)
                                                --------     --------
Net cash provided by
   financing activities                           16,828       66,155
                                                --------     --------
Increase in cash and
   cash equivalents                                3,757       19,573
Cash and cash equivalents at
  beginning of period                             35,286       18,442
                                                --------     --------
Cash and cash equivalents at
  end of period                               $   39,043       38,015
                                                ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

            Notes to Consolidated Financial Statements

      December 31, 1995, March 31, 1995 and December 31, 1994
                            (Unaudited)


1.   PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of the parent corporation, AMERCO, and its subsidiaries, all of which are wholly-owned. All material intercompany accounts and transactions of AMERCO and its subsidiaries (herein called the "Company" or the "consolidated group") have been eliminated. The consolidated balance sheets as of December 31, 1995 and 1994, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the nine months ended December 31, 1995 and 1994 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

  Based on experience, the Company increased the estimated salvage value of certain rental trucks. The effect of the change increased net income for the nine months ended December 31, 1995 by $21,959,000 ($0.60 per share).

  Earnings per share are computed based on the weighted average number of shares outstanding, excluding shares of the employee stock ownership plan that have not been committed to be released. Net income is reduced for preferred dividends.

  Certain   reclassifications  have  been  made  to  the  financial
     statements for the nine months ended December 31, 1994 to conform with the current year's presentation.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)


2.   INVESTMENTS

  A comparison of amortized cost to market for fixed maturities is as follows (in thousands, except for par value):

 September 30, 1995
 ------------------    Par Value               Gross       Gross    Estimated
  Consolidated         or number  Amortized  unrealized  unrealized   market
  Held-to-Maturity     of shares     cost      gains       losses      value
                       ---------  ---------  ----------  ----------  --------

  U.S. treasury
    securities
    and government
    obligations        $  20,355  $  20,277      1,725          (4)   21,998
  U.S. government
    agency mortgage
    backed securities  $  62,317     61,801        891      (2,865)   59,827
  Obligations of
    states and
    political
    subdivisions       $  35,200     34,763      1,813         (78)   36,498
  Corporate
    securities         $ 194,360    198,867      4,475      (1,416)  201,926
  Mortgage-backed
    securities         $ 126,399    124,697      2,541      (2,112)  125,126
  Redeemable preferred
    stocks                    91      3,282        329          (3)    3,608
                                    -------     ------      -------  -------
                                    443,687     11,774      (6,478)  448,983
                                    -------     ------      -------  -------
 September 30, 1995
 ------------------    Par Value               Gross       Gross    Estimated
  Consolidated         or number  Amortized  unrealized  unrealized   market
  Held-to-Maturity     of shares     cost      gains       losses      value
                       ---------  ---------  ----------  ----------  --------


  U.S. treasury
    securities and
    government
    obligations        $   9,685      9,790      1,211         -      11,001
  U.S. government
    agency mortgage
    backed securities  $  11,009     10,821        321         (96)   11,046
  States,
    municipalities
    and political
    subdivisions       $   3,385      3,372         61         (16)    3,417
  Corporate
    securities         $ 256,397    258,728      9,418      (1,315)  266,831
  Mortgage-backed
    securities         $  93,323     92,717      3,027      (1,132)   94,612
                                    -------     ------      -------  -------
                                    375,428     14,038      (2,559)  386,907
                                    -------     ------      -------  -------
         Total                    $ 819,115     25,812      (9,037)  835,890
                                    =======     ======      =======  =======

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)


3.   SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF PONDEROSA
HOLDINGS, INC. AND ITS SUBSIDIARIES

  A summary  consolidated balance sheet (unaudited)  for  Ponderosa
     Holdings, Inc. and its subsidiaries is presented below:

                                                    December 31,
                                                   1995        1994
                                                --------    --------
                                                   (in thousands)

      Investments - fixed maturities         $   830,594     697,728
      Other investments                          114,147      93,633
      Receivables                                150,889     148,167
      Deferred policy acquisition costs           53,162      48,296
      Due from affiliate                          21,984      16,342
      Deferred federal income taxes                3,621       8,157
      Other assets                                16,182       7,306
                                               ---------   ---------
           Total assets                      $ 1,190,579   1,019,629
                                               =========   =========

      Policy liabilities and accruals        $   417,583     408,903
      Unearned premiums                           70,074      57,949
      Premium deposits                           393,572     290,529
      Other policyholders' funds and
        liabilities                               25,848      13,008
                                               ---------   ---------
           Total liabilities                     907,077     770,389

      Stockholder's equity                       283,502     249,240
                                               ---------   ---------
                Total liabilities and
                  stockholder's equity       $ 1,190,579   1,019,629
                                               =========   =========

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)


3.   SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF PONDEROSA
HOLDINGS, INC. AND ITS SUBSIDIARIES, continued

  A summarized   consolidated  income  statement  (unaudited)   for
     Ponderosa Holdings, Inc. and its subsidiaries is presented below:

                                        Nine months ended December 31,
                                                1995        1994
                                                (in thousands)

      Premiums                              $ 126,420     124,047
      Net investment income                    34,234      33,039
      Other income                              6,884       3,879
                                             --------    --------
           Total revenue                      167,538     160,965
      Benefits and losses                     113,435     108,363
      Amortization of deferred policy
        acquisition costs                      12,114       8,521
      Other expenses                           15,597      21,299
                                             --------    --------
           Income from operations              26,392      22,782
      Federal income tax expense               (8,715)     (6,580)
                                             --------    --------

      Net income                            $  17,677      16,202
                                             ========    ========

4.   CONTINGENT LIABILITIES AND COMMITMENTS

  During the nine months ended December 31, 1995, U-Haul Leasing  &
     Sales Co., a wholly-owned subsidiary of U-Haul International, Inc., entered into twelve transactions, whereby the Company sold rental trucks and subsequently leased them back. AMERCO has guaranteed $9,040,000 of residual values at December 31, 1995 on these assets at the end of the lease term. Following are the lease commitments for the leases executed during the nine months ended December 31, 1995, which have a term of more than one year (in thousands):

                         Year ended      Lease
                          March 31,   Commitments
                          ---------   -----------
                           1996       $   6,497
                           1997          12,622
                           1998          12,622
                           1999          12,622
                           2000          12,622
                         Thereafter      31,371
                                       --------
                                      $  88,356
                                       ========

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


5.   SUPPLEMENTAL CASH FLOWS INFORMATION

  The (increase) decrease in receivables, inventories and accounts payable and accrued liabilities net of other operating and investing activities follows:

                                        Nine months ended December 31,
                                               1995         1994
                                               ----         ----
                                                (in thousands)

        Receivables                       $  (38,947)     (39,347)
                                             ========     ========
        Inventories                       $      692        1,540
                                             ========     ========
        Accounts payable and
          accrued liabilities             $    4,425       (7,272)
                                             ========     ========

  Income taxes paid amounted to $368,000 and $4,089,000 for 1995 and 1994, respectively.

  Interest paid amounted to $53,361,000 and $52,363,000 for 1995 and 1994, respectively.

6.   RELATED PARTIES

  Subsequent  to March 31, 1995, the Company continued to loan  TWO
     SAC Self-Storage Corporation (TWO SAC) funds for the purchase of an additional 34 self-storage properties. Twenty-seven of such self-storage properties were purchased directly from the Company at a price equal to the Company's acquisition cost plus capitalized costs. During the nine months ended December 31, 1995, principal payments of $394,000, interest payments of $1,719,000 and management fees of $36,000 have been received
     from  TWO  SAC.   As  of  December 31, 1995,  the  outstanding
     balance of TWO SAC's loans from the Company, including interest, was $48,109,000. Mark V. Shoen, a major stockholder, director and officer of the Company owns all of the issued and outstanding voting common stock of TWO SAC. The TWO SAC notes will be secured by senior and junior mortgages and are expected to mature in 2004 or 2005, or on demand.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)


6.   RELATED PARTIES, continued

  During  the  nine  months ended December 31,  1995,  the  Company received principal payments of $983,000, interest payments of $4,942,000, and management fees of $739,000 from SAC Self-Storage Corporation (SAC). As of December 31, 1995, the outstanding balance of SAC's loans from the Company, including interest, was $54,082,000. Mark V. Shoen, a major stockholder, director and officer of the Company owns all of the issued and outstanding voting common stock of SAC.

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

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)

7.   NEW ACCOUNTING STANDARDS, continued

  Statement of Position 93-7, Reporting on Advertising Costs  -  as
     issued by the Accounting Standards Executive Committee in December 1993. This statement of position provides guidance on financial reporting on advertising costs in annual financial statements. The statement of position requires reporting advertising costs as expenses when incurred or when the advertising takes place, reporting the costs of direct-response advertising, and amortizing the amount of direct-response advertising reported as assets. The Company had been recording deferred yellow page directory costs and amortizing the costs over the duration of each listing. The majority of listings last one year. The Company adopted this statement effective April 1, 1995 recognizing additional advertising expense of $8,647,000 upon implementation. This adoption had the effect of reducing net income by $5,685,000 million ($0.15 per share). The Company had extensive discussions with the SEC. The Company adopted SOP 93-7 based upon the SEC's interpretation. The Company may ask for reconsideration at some point in the future.

  Other pronouncements issued by the Financial Standards Board with future effective dates are either not applicable or not material to the consolidated financial statements of the Company.


8.   SUBSEQUENT EVENTS

  On February  6,  1996, the Company declared a  cash  dividend  of
     $3,241,000   ($0.53125  per  preferred  share)  to   preferred
     stockholders of record as of February 16, 1996.

  On January  30,  1996,  the Company redeemed  833,420  shares  of
     Common Stock held by L.S.S., Inc., a Nevada corporation, in exchange for approximately $5,667,000 and paid damages to Leonard S. Shoen of approximately $15,433,000. In addition, the Company paid a total of approximately $2,019,000 of interest on the above amounts.

  On February  7,  1996, the Company redeemed 1,651,644  shares  of
     Common Stock held by Thermar, Inc. (Thermar) in exchange for approximately $41,785,000. The Company also paid Thermar approximately $4,110,000 of interest on such amount.

  See discussion of the Shoen Litigation under Item 2. Management's
     Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and under Part II, Item 1. Legal Proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
The  following table shows industry segment data from the Company's three industry segments, rental operations, life insurance, and property and casualty insurance, for the nine months ended December 31, 1995 and 1994. Rental operations is composed of the operations of U-Haul International, Inc. (U-Haul) and Amerco Real Estate Company. Life insurance is composed of the operations of Oxford Life Insurance Company (Oxford). Property and casualty insurance is composed of the
  operations  of  Republic Western Insurance Company  (RWIC).   The
  Company's results of operations have historically fluctuated from quarter to quarter. In particular, the Company's U-Haul rental operations are seasonal and proportionally more of the Company's revenues and its net earnings from its U-Haul rental operations are generated in the first and second quarters each fiscal year (April through September).

                                                          Property/     Adjustments
                                 Rental       Life        Casualty          and
                              Operations     Insurance    Insurance     Eliminations    Consolidated
                              ----------     ---------    ---------     ------------    ------------
                                                       (in thousands)
Nine months ended
  December 31, 1995
Revenues:
  Outside           $           852,303         36,319     120,606           -           1,009,228
  Intersegment                     (656)         1,074       9,580         (9,998)            -
                              ---------        -------     -------        --------       ---------
    Total revenues              851,647         37,393     130,186         (9,998)       1,009,228
                              =========        =======     =======        ========       =========

Operating profit                117,966         10,069      16,323            656          145,014
                              =========        =======     =======        ========
Interest expense                                                                            52,684
Pretax earnings                                                                          ---------
  from operations                                                                           92,330
                                                                                         =========
Identifiable assets
  at December 31              1,867,323        582,043     608,536       (309,107)       2,748,795
                              =========        =======     =======        ========       =========

Nine months ended
  December 31, 1994
Revenues:
  Outside           $           831,723         29,972     115,016           -             976,711

  Intersegment                      (41)         1,134      14,899        (15,992)            -
                              ---------        -------     -------        --------       ---------
    Total revenues              831,682         31,106     129,915        (15,992)         976,711
                              =========        =======     =======        ========       =========
Operating profit                139,041          8,016      14,766             41          161,864
                              =========        =======     =======        ========
Interest expense
                                                                                            50,871
Pretax earnings                                                                          ---------
  from operations
                                                                                           110,993
Identifiable assets                                                                      =========
  at December 31              1,792,189        452,699     566,930       (274,396)       2,537,422
                              =========        =======     =======       =========       =========

NINE  MONTHS  ENDED  DECEMBER 31, 1995  VERSUS  NINE  MONTHS  ENDED
DECEMBER 31, 1994

U-Haul

          U-Haul revenues consist of (i) total rental and other revenue and (ii) net sales. Total rental and other revenue increased by $14.8 million, approximately 2.1%, to $715.5 million in the first nine months of fiscal 1996. The increase in the first nine months of fiscal 1996 is primarily attributable to an increase in net revenues from the rental of moving related equipment and self-storage facilities which increased in the aggregate by $15.8 million to $721.8 million, as compared to $706.0 million in the first nine months of fiscal 1995. Moving related rental revenues benefited from transactional growth (volume) within the rental fleet. Revenues from the rental of self-storage facilities were positively impacted by additional rentable square footage. Other revenues decreased in the aggregate by $1.0 million.

          Net sales revenues were $136.7 million in the first nine months of fiscal 1996, which represents an increase of approximately 4.2% from the first nine months of fiscal 1995 net sales of $131.1 million. Revenue growth from the sale of moving support items (i.e. boxes, etc.), hitches, and propane resulted in a $6.6 million increase during the nine month period, which was offset by a $1.0 million decrease in revenue from gasoline sales consistent with the Company's ongoing efforts to remove underground storage tanks and gradually discontinue gasoline sales.

          Cost of sales was $81.9 million in the first nine months of fiscal 1996, which represents an increase of approximately 12.8% from $72.6 million for the same period in fiscal 1995. This increase in cost of sales reflects a $5.0 million increase in material costs from the sale of moving support items, hitches, and propane reflecting higher sales levels and a $4.4 million increase in allowances for inventory shrinkage and other inventory adjustments.

          Operating expenses increased to $541.0 million in the first nine months of fiscal 1996 from $485.7 million in the first nine months of fiscal 1995, an increase of approximately 11.4%. The change from the prior year primarily reflects a $37.3 million increase in rental equipment maintenance costs which reflects rental fleet expansion and transactional growth and an $11.6 million increase in personnel costs due to the increase in rental, sales and repair activity. All other operating expense categories increased in the aggregate by $6.4 million, approximately 4.1%, to $162.2 million.

          Advertising expense increased to $31.8 million in the first nine months of fiscal 1996 from $21.7 million in the first nine months of fiscal 1995. The increase primarily reflects a one-time expense of $8.7 million recognized during the first quarter of fiscal 1996, due to the adoption of Statement of Position 93-7 which requires immediate recognition of advertising costs not qualifying as direct-response.

          Depreciation expense for the first nine months of fiscal 1996 was $79.0 million, as compared to $112.6 million during the same period of the prior year. During the third quarter of fiscal 1996, based on experience the Company increased the estimated value of certain rental trucks. The effect of the change in estimate reduced depreciation expense for the nine months ended December 31, 1995 by $35.7 million.


Oxford - Life Insurance

          Premiums from Oxford's reinsurance lines before intercompany eliminations were $13.8 million for the nine months ended September 30, 1995, or 71.5% of total premiums for that period. This represents an increase of $0.6 million, or 4.5% over the same period in 1994. Reinsurance premiums are primarily from term life insurance, matured deferred annuity contracts, and credit insurance business. This increase in premiums is primarily attributable to the recent (fourth quarter 1994) reinsurance agreement of credit insurance business.

          Premiums from Oxford's direct lines before intercompany eliminations were $5.5 million for the nine months ended September 30, 1995, an increase of $1.3 million from 1994. This increase in direct premium is primarily attributable to the credit insurance business. Oxford's direct business related to group life and disability coverage issued to employees of the Company for the nine months ended September 30, 1995 accounted for approximately 7.5% of premiums. Other direct lines, including the credit insurance business, accounted for approximately 21.0% of Oxford's premiums for the nine months ended September 30, 1995.

          Net investment income before intercompany eliminations was $12.1 million and $11.1 million for the nine months September 30, 1995 and 1994, respectively. This increase is primarily due to increasing margins on the interest sensitive business. Gains on the disposition of fixed maturity investments were $4.4 million and $1.2 million for the nine months ended September 30, 1995 and 1994, respectively. Oxford had $1.5 million and $1.4 million of other income for the nine month period ended September 30, 1995 and 1994, respectively.

          Benefits and expenses incurred were $27.3 million for the nine months ended September 30, 1995, an increase of 18.2% over 1994. Comparable benefits and expenses incurred for 1994 were $23.1 million. This increase is primarily due to death and disability benefits incurred and an increase in the amortization of deferred acquisition costs.

          Operating profit before intercompany eliminations increased by $2.1 million, or approximately 26.3%, in 1995 to $10.1 million, primarily due to an increase in gains on the disposition of fixed maturity investments that was partially offset by the amortization of deferred acquisitions costs.

RWIC - Property and Casualty

          RWIC gross premium writings for the nine months ended September 30, 1995 were $138.7 million as compared to $141.4 million in the first nine months of 1994. The rental industry market accounts for a significant share of total premiums, approximately 44.4% and 43.3% in the first nine months of 1995 and 1994, respectively. These writings include U-Haul customers, fleetowners and U-Haul as well as other rental industry insureds with similar characteristics. RWIC continues underwriting professional reinsurance via broker markets. Premiums in this area decreased during the first nine months of 1995 to $42.7 million, or 30.8% of total gross premiums, from comparable 1994 figures of
$54.1 million, or 38.3% of total premiums. This decrease can be primarily attributed to RWIC electing not to renew several treaties because of inadequate pricing and market conditions. Premium writings in selected general agency lines were 16.1% of total gross written premiums in the first nine months of 1995 compared to 15.2% in the first nine months of 1994. RWIC expanded its direct business in 1995 to include multiple peril coverage for a variety of commercial properties and businesses. These premiums accounted for 8.0% of the total gross written premium during the first nine months of 1995.

          Net earned premiums increased $0.4 million, or 0.4%, to $107.1 million for the nine months ended September 30, 1995, compared with premiums of $106.7 million for the nine months ended September 30, 1994. The slight increase is due to the direct business expansion discussed above.

          Underwriting expenses incurred were $113.9 million for the nine months ended September 30, 1995, a decrease of $1.2 million or 1.0% over 1994. Comparable underwriting expenses incurred for the same period in 1994 were $115.1 million. The decrease is due to a reduction in acquisition expenses, which is the result of lower commission rates on start up programs. This decrease was partially offset by an increase in administrative expenses and taxes related to higher concentration in states with higher premium tax rates.

          Net investment income was $22.1 million for the nine months ended September 30, 1995, an increase of 0.9% over 1994 net investment income of $21.9 million. The marginal increase is the result of the shift in types of securities held in the portfolio.

          RWIC completed the first nine months ended September 30, 1995 with income before tax expense of $16.3 million as compared to $14.8 million for the comparable period ended September 30, 1994. This represents an increase of $1.5 million, or 10.1% over 1994. This increase is due mainly to timing differences related to run-off and start up programs.

Interest Expense

          Interest expense increased by $1.8 million to $52.7 million for the nine months ended December 31, 1995, as compared to $50.9 million for the nine months ended December 31, 1994. The increase was attributable to higher average debt levels outstanding.

Consolidated Group

          As a result of the foregoing, pretax earnings of $92.3 million were realized in the nine months ended December 31, 1995, as compared to $111.0 million for the same period in 1994. After providing for income taxes, net earnings for the nine months ended December 31, 1995 were $58.2 million, as compared to $71.4 million for the same period of the prior year.


QUARTERLY RESULTS

          The  following table presents unaudited quarterly results
for the eleven quarters in the period beginning April 1, 1993 and ending December 31, 1995. The Company believes that all necessary adjustments have been included in the amounts stated below, when read in conjunction with the consolidated financial statements included herein, to present fairly and in accordance with generally accepted accounting principles, the selected quarterly information.
The  Company's  results of operations have historically  fluctuated
from  period  to  period,  including  on  a  quarterly  basis.   In
particular, the Company's U-Haul rental operations are seasonal and proportionally more of the Company's revenues and its net earnings from its U-Haul rental operations are generated in the first and second quarters of each fiscal year (April through September). The operating results for the periods presented are not necessarily indicative of results for any future period.

                                     Quarter Ended
                       --------------------------------------------------------
                       Sep 30,   Dec 31,   Mar 31,   Jun 30    Sep 30,   Dec 31,
                        1994      1994      1995      1995<F3>   1995<F3>  1995<F3>
                       --------------------------------------------------------
                               (in thousands, except per share data)

Total revenues      $  359,520   294,858   260,282   330,509   371,267   307,452
Net earnings (loss)     40,071     1,907   (11,359)   15,177    35,332     7,701
Net earnings (loss)
  per common share        1.00      (.04)     (.44)      .31       .85       .13
  <F1>, <F2>

                                     Quarter Ended
                       ----------------------------------------------
                       Jun 30,   Sep 30,   Dec 31,   Mar 31,   Jun 30,
                        1993      1993      1993      1994      1994
                       ----------------------------------------------
                           (in thousands, except per share data)
Total revenues      $  291,348   324,968   267,448   251,091   322,333
Net earnings (loss)     17,359    30,601     1,799    (9,575)   29,413
Net earnings (loss)
  per common share         .45       .79      (.02)     (.33)      .71
  <F1>, <F2>
________________
<F1>For  the  quarters ended December 31, 1993, March 31,  June  30,
   September  30,  December 31, 1994, March 31, June 30,  September
   30  and December 31, 1995, net earnings (loss) per common  share amounts  were  computed after giving effect to the  dividend  on the Company's Series A 8 1/2% Preferred Stock.

<F2>Reflects   the   adoption  of  Statement   of   Position   93-6,
   "Employers' Accounting for Employee Stock Ownership Plans."

<F3> Reflects  the adoption of Statement of Position 93-7  "Reporting on Advertising Costs."

QUARTER  ENDED DECEMBER 31, 1995 VERSUS QUARTER ENDED DECEMBER  31,
1994

U-Haul

          U-Haul revenues consist of (i) total rental and other revenue and (ii) net sales. Total rental and other revenue increased by $5.8 million, approximately 2.8%, to $215.3 million in the third quarter of fiscal 1996. This increase reflects a $2.0 million increase in net revenues from the rental of moving related equipment reflecting growth in rental fleet transactions.

          Net sales revenues were $34.0 million in the third quarter of fiscal 1996, which represents an increase of approximately 1.7% from the third quarter of fiscal 1995 net sales of $33.4 million. Revenue growth from the sale of moving support items (i.e. boxes, etc.), hitches, and propane resulted in a $1.2 million increase during the quarter, which was offset by a $0.4 million decrease in gasoline sales consistent with the Company's ongoing efforts to remove underground storage tanks and gradually discontinue gasoline sales.

          Cost of sales totaled $23.9 million in the third quarter of fiscal 1996, which represents an increase of 23.6% from $19.3 million for the same period in fiscal 1995. This increase in cost of sales reflects a $1.2 million rise in material costs from the sale of moving support items, hitches, and propane and a $3.0 million increase in allowances for inventory shrinkage and other inventory adjustments.

          Operating expenses increased to $194.6 million in the third quarter of fiscal 1996 from $163.4 million in the third quarter of fiscal 1995, an increase of approximately 19.0%. The change from the prior year reflects a $17.6 million increase in rental equipment maintenance costs reflecting an increase in fleet size and transactions levels, a $5.4 million increase in personnel costs due to the increase in rental, sales and repair activity and a $1.9 million increase in professional services. In the aggregate, all other operating expense categories increased by $6.3 million in the third quarter of fiscal 1996.

          Depreciation expense in the third quarter of fiscal 1996 was $2.8 million, as compared to $37.9 million during the same period of the prior year. During the third quarter of fiscal 1996, based on experience the Company increased the estimated salvage value of certain rental trucks. The effect of the change in estimate reduced depreciation expense for the quarter ended December 31, 1995 by $35.7 million.


Oxford - Life Insurance

          Premiums from Oxford's reinsurance lines before intercompany eliminations were $4.9 million for the quarter ended September 30, 1995, or 76.3% of total premiums for that period. This represents a decrease of $0.1 million over the same period in 1994 or a decrease of 2.0%. Reinsurance premiums are primarily from term life insurance, matured deferred annuity contracts, and credit insurance business.

          Premiums from Oxford's direct lines before intercompany eliminations were $1.5 million for the quarter ended September 30, 1995, a decrease of $0.4 million. This decrease in direct premium is primarily attributable to the credit insurance business. Oxford's direct business related to group life and disability coverage issued to employees of the Company for the quarter ended September 30, 1995 accounted for approximately 7.7% of premiums. Other direct lines, including the credit business, accounted for approximately 16.0% of Oxford's premiums for the quarter ended September 30, 1995.

          Net investment income before intercompany eliminations was $4.0 million and $3.4 million for the quarter ended September 30, 1995 and 1994, respectively. This increase is primarily due to increasing margins on the interest sensitive business. Gains on the disposition of fixed maturity investments were $1.4 million for the quarter ended September 30, 1995. There were no gains on sale of investments during the quarter ended September 30 1994. Oxford had $0.5 million of other income, and $0.4 million of other income, for the quarters ended September 30, 1995 and 1994, respectively.

          Benefits and expenses incurred were $9.2 million for the quarter ended September 30, 1995, an increase of 2.2% over 1994. Comparable benefits and expenses incurred for 1994 were $9.0 million. This increase is primarily due to disability benefits incurred and an increase in the amortization of deferred acquisition costs, primarily as a result of the increase in realized capital gains on the disposition of fixed maturity investments.

          Operating   profit   before   intercompany   eliminations
increased by $1.5 million, or approximately 88.2% to $3.2 million for the quarter ended September 30, 1995.

RWIC - Property and Casualty

          RWIC gross premium writings for the quarter ended September 30, 1995 were $57.3 million as compared to $47.8 million in the third quarter of 1994. The rental industry market accounts for a significant share of total premiums, approximately 48.4% and 48.8% in the third quarters of 1995 and 1994, respectively. These writings include U-Haul customers, fleetowners and U-Haul as well as other rental industry insureds with similar characteristics. RWIC continues underwriting professional reinsurance via broker markets. Premiums in this area decreased during the third quarter of 1995 to $14.8 million, or 25.9% of total gross premiums, from comparable 1994 figures of $15.4 million, or 32.2% of total premiums. This decrease can be primarily attributed to RWIC electing not to renew several treaties because of inadequate pricing and market conditions. Premium writings in selected general agency lines were 15.0% of total gross written premiums in third quarter 1995 as compared to 17.8% in third quarter 1994. RWIC expanded its direct business in 1995 to include multiple peril coverage for a variety of commercial properties and businesses. These premiums accounted for 10.4% of the total gross written premium during third quarter 1995.

          Net earned premiums increased $3.3 million, or 8.2% to $43.6 million for the quarter ended September 30, 1995, compared with premiums of $40.3 million for the quarter ended September 30, 1994. The premium increase was primarily due to the direct business expansion discussed above.

          Underwriting expenses incurred were $44.0 million for the quarter ended September 30, 1995, a decrease of $0.5 million, or 1.1% over 1994. Comparable underwriting expenses incurred for the third quarter of 1994 were $44.5 million. The decrease is due to a reduction in acquisition expenses, which is the result of lower commission rates on start up programs.

          Net investment income was $6.8 million for the quarter ended September 30, 1995, a decrease of 4.2% over 1994 net investment income of $7.1 million. This slight decrease is the result of adjusted recognition of mortgage interest rates.

          RWIC completed the third quarter of 1995 with income before tax expense of $6.7 million as compared to $3.2 million for the comparable period ended September 30, 1994. This represents an increase of $3.5 million over 1994. This increase is mainly due to timing differences relating to start up programs.

Interest Expense

          Interest expense declined by $0.4 million to $17.1 million for the quarter ended December 31, 1995. A reduction in the average cost of borrowed funds led to the decrease which more than fully offset an increase in average debt outstanding.

Consolidated Group

          As a result of the foregoing, pretax earnings of $13.5 million were realized in the quarter ended December 31, 1995, as compared to $2.2 million for the same period in 1994. After providing for income taxes, net earnings for the quarter ended December 31, 1995 were $7.7 million, as compared to $1.9 million for the same period of the prior year.


LIQUIDITY AND CAPITAL RESOURCES


U-Haul

          To meet the needs of its customers, U-Haul must maintain a large inventory of fixed asset rental items. At December 31, 1995, net property, plant and equipment represented approximately 67.5% of total U-Haul assets and approximately 45.9% of consolidated assets. In the first nine months of fiscal 1996, capital expenditures were $207.5 million, as compared to $322.1 million in the first nine months of fiscal 1995. The decrease in capital expenditures from the prior year is due to a decrease in new rental truck acquisitions. These acquisitions were funded with internally generated funds from operations and debt financing.

          Cash flows from operations were $135.6 million in the first nine months of fiscal 1996, as compared to $170.7 million in the first nine months of fiscal 1995. The decrease of $35.1 million is primarily due to a decrease in depreciation and amortization as discussed in the Results of Operations for the nine months ended December 31, 1995.

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

          Cash provided (used) by operating activities were ($2.6) million and $14.4 million for the nine months ended September 30, 1995 and 1994, respectively. Cash flows from financing activities of new annuity reinsurance agreements were approximately $116.0 million for the nine months ended September 30, 1995. Cash flows
from   new  annuity  reinsurance  agreements  increase  investment contract deposits as well as the purchase of fixed maturities. In addition to cash flow from operating and financing activities, a substantial amount of liquid funds is available through Oxford's short-term portfolio. At September 30, 1995 and 1994, short-term investments amounted to $12.3 million and $9.5 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

          Stockholder's equity of Oxford, increased to $101.1 million in 1995 from $87.9 million in 1994. Ponderosa holds all of the common stock of RWIC.

          Applicable laws and regulations of the State of Arizona require the Company's insurance subsidiaries to maintain minimum capital determined in accordance with statutory accounting practices in the amount of $400,000. In addition, the amount of dividends that can be paid to stockholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. Statutory surplus that can be distributed as dividends without prior regulatory approval is $6,825,701. These restrictions are not expected to have a material adverse effect on the ability of the Company to meet its cash obligations.

RWIC - Property and Casualty

          Cash flows from operating activities were $16.9 million and $14.2 million for the nine months ended September 30, 1995 and September 30, 1994, respectively. The change is due to increased unearned premium reserves, funds withheld and net income, offset by a decrease in other receivables and a smaller increase in loss reserves than that of the comparable period in 1994.

          RWIC's short-term investment portfolio was $7.4 million at September 30, 1995. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs. This balance also reflects funds in transition from maturity proceeds to long-term investments. The structure of the long-term portfolio is designed to match future cash needs. Capital and operating budgets allow RWIC to accurately schedule cash needs.

          RWIC maintains a diversified investment portfolio, primarily in bonds at varying maturity levels. Approximately 95.9% of the portfolio consists of investment grade securities. The maturity distribution is designed to provide sufficient liquidity to meet future cash needs. Current liquidity is adequate, with current invested assets equal to 97.0% of total liabilities.

          Stockholder's equity increased 8.5% from $168.1 million at December 31, 1994 to $182.4 million at September 30, 1995. RWIC considers current stockholder's equity to be adequate to support future growth and absorb unforeseen risk events. RWIC does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions. RWIC paid no dividends during the nine months ended September 30, 1995.


Consolidated Group

          At December 31, 1995, total notes and loans payable outstanding was $890.6 million as compared to $881.2 million at March 31, 1995, and $827.6 million at December 31, 1994.

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

Credit Agreements

          The Company's operations are funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes, and revolving lines of credit with domestic and foreign banks. Principally to finance its fleet of trucks and trailers, the Company routinely enters into sale and leaseback transactions. As of December 31, 1995, the Company had $890.6 million in total notes and loans payable outstanding and unutilized committed lines of credit of approximately $292.0 million.

          Certain of the Company's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, maintaining certain financial ratios, and placing certain additional liens on its properties and assets. In addition, these credit agreements contain provisions that could result in a required prepayment upon a "change in control" of the Company. At December 31, 1995 the Company was in compliance with these covenants.

          The Company is further restricted in the amount of dividends and distributions that it may issue or pay, and in the issuance of certain types of preferred stock. The Company is prohibited from issuing shares of preferred stock that provide for any mandatory redemption, sinking fund payment, or mandatory prepayment, or that allow the holders thereof to require the Company or a subsidiary of the Company to repurchase such preferred stock at the option of such holders or upon the occurrence of any event or events without the consent of its lenders.

Shoen Litigation

          As disclosed in Part II, Item 1. Legal Proceedings, a judgment has been entered in the Shoen Litigation against five of the Company's current directors and one former director in the amount of approximately $461.8 million plus statutory post-judgment interest. Pursuant to separate indemnification agreements, the
Company has agreed to indemnify the defendants to the fullest extent permitted by law or the Company's Articles of Incorporation or By-Laws, for all expenses and damages incurred by the defendants in this proceeding, subject to certain exceptions. The five current directors filed for protection under Chapter 11 of the federal bankruptcy laws, resulting in the issuance of an order automatically staying the execution of the judgment against those defendants. Those defendants, in cooperation with the Company, filed plans of reorganization in the United States Bankruptcy Court for the District of Arizona all of which proposed the same funding and treatment of the plaintiffs' claims resulting from the judgment in the Shoen Litigation. The plans of reorganization, as amended, shall collectively be referred as the "Plan".

          Under the Plan, on October 18, 1995, the Company redeemed 3,343,076 shares of Common Stock held by Maran, Inc., a Nevada corporation (Maran), in exchange for approximately $22.7 million and entered into a Settlement Agreement with Mary Anna Shoen Eaton (Shoen Eaton) whereby in exchange for approximately $41.4 million, Shoen Eaton released the current directors and the Company from any liability relating to Shoen Litigation. As a result of the foregoing, and after giving effect to the discount achieved through settlement, approximately $84.6 million of the judgment in the Shoen Litigation was satisfied.

          With respect to the other plaintiffs in the Shoen Litigation, the Plan provided, prior to January 29, 1996, for the exchange of approximately $101.4 million of the Company's Series B 8.25% Preferred Stock for all of the Company's Common Stock held by the plaintiffs, and provided for the transfer of property by the Company to certain of the plaintiffs (including $193.0 million of the Company's Series D Floating Rate Preferred Stock) having an
aggregate  value  of  approximately $275.2  million.   However,  on
January 26, 1996, the bankruptcy court issued an interlocutory Memorandum Decision Re: Plan Confirmation (the Memorandum Decision) which provided that the Plan as proposed by the Director-Defendants could not be confirmed because it proposed consideration to be paid to the plaintiffs other than cash. In response to the bankruptcy court's Memorandum Decision, the Director-Defendants, filed an amendment to the Plan and a Motion for Rehearing on the Memorandum Decision. The Plan, as amended, provides for the payment to the plaintiffs of $286.0 million in cash and to transfer to the plaintiffs other property having an indisputable value, as determined by the
bankruptcy court,  of  $91.2  million.   The bankruptcy  court  will
commence consideration of the Plan, as amended, on March 7, 1996.

          The Memorandum Decision also provided that the plaintiffs are entitled to statutory post-judgment interest on the judgment at the rate of 10% per year. The Motion for Rehearing on this issue and on the issue of whether consideration other than cash is appropriate has been scheduled for February 23, 1996. As of February 9, 1996, total accrued interest on the outstanding balance of the judgment is approximately $30.8 million.

          Pursuant to the judgment in the Shoen Litigation, on January 30, 1996, the Company acquired 833,420 shares of Common Stock held by L.S.S., Inc. (L.S.S.) in exchange for approximately $5.7 million and funded damages to L.S. Shoen of approximately $15.4
million.   The Company  also funded a total  of  approximately  $2.1
million of statutory post-judgment interest on the above amounts. In addition, on February 7, 1996, the Company acquired 1,651,644 shares of Common Stock held by Thermar, Inc. (Thermar) by tendering approximately $41.8 million. The Company also tendered to Thermar approximately $4.1 million of statutory post-judgment interest on
such  amount.   As  a  result  of the foregoing  transactions,  the
balance of the judgment has been reduced to approximately $313.8 million, plus interest.

          There is no assurance that the Plan will be confirmed by the bankruptcy court. Because the Plan has not yet been confirmed by the bankruptcy court and because the Company and the Director-Defendants may enter into settlement agreements with one or more of the plaintiffs on terms different from those provided in the Plan, the Company is unable to determine with certainty the impact the Plan and/or any such settlements will have on the Company's prospective financial condition, results of operations, cash flows, or capital expenditure plans. However, as a result of funding the Plan and/or any such settlements, the Company will incur additional costs in the future in the form of dividends on any stock issued to fund the Plan or any settlement and/or interest on borrowed funds. Furthermore, the Company's outstanding Common Stock would be reduced by 12,426,836 shares, in addition to the 3,343,076 shares redeemed from Maran on October 18, 1995, the 833,420 shares redeemed from L.S.S. on January 30, 1996, and the 1,651,644 shares redeemed from Thermar on February 7, 1996.

          Other uncertainties remain about the Plan, including the tax treatment of the payments to be made by the Company pursuant to the Plan or any settlement. Specifically, the Company plans to deduct for income tax purposes a substantial portion of the payments made by the Company to the plaintiffs, which will reduce the Company's income tax liability. While the Company believes that such income tax deductions are appropriate, there can be no assurance that any such deductions ultimately will be allowed in full. Accordingly, for tax and other reasons, the consummation of the Plan and/or any settlement with the plaintiffs could result in material changes in stockholders' equity and earnings per common share.

          The Plan and/or any settlement could have the effect of reducing the Company's net income. Furthermore, in the event the fair value of the consideration paid by the Company to the plaintiffs is in excess of the fair value of the stock redeemed by the Company, the Company will be required to record an expense equal to that difference. No such expense was recorded for the Maran transaction which occurred in the period covered by this report. The Company has not yet determined the accounting treatment for any transaction other than the Maran/Shoen Eaton transaction. Furthermore, no provision has been made in the Company's financial statements for any payments to be made to the plaintiffs, other than the payments discussed above made to Maran and Shoen Eaton. See
Part II, Item 1. Legal Proceedings.

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

          On February 21, 1995, Edward J. Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds, and William E. Carty (the Director-Defendants) filed for protection under Chapter 11 of the federal bankruptcy laws, resulting in the issuance of an order automatically staying the execution of the judgment against those defendants. In late April 1995, the Director-Defendants, in cooperation with the Company, filed plans of reorganization in the United States Bankruptcy Court for the District of Arizona, all of which propose the same funding and treatment of the plaintiffs' claims resulting from the judgment in the Shoen Litigation. The plans of reorganization, as amended, shall collectively be referred to as the "Plan".

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

          Under the Plan, on September 19, 1995, the Director-Defendants entered into a Stock Purchase Agreement with one of the plaintiffs in the Shoen Litigation, Maran, Inc., a Nevada corporation (Maran), contingent upon the approval of the bankruptcy court. All of Maran's voting stock is held by Mary Anna Shoen Eaton (Shoen Eaton), who is also a plaintiff in the Shoen Litigation. Under the Stock Purchase Agreement, the Director-Defendants agreed to purchase 3,343,076 shares of Common Stock held by Maran in exchange for approximately $22.7 million. The Stock Purchase Agreement was approved by the bankruptcy court on October 10, 1995. On October 18, 1995, the Company exercised its right of first refusal and redeemed the Common Stock that was the subject of the Stock Purchase Agreement for the price set forth therein. In addition, on September 19, 1995, the Director-Defendants, Shoen Eaton, Maran, and the Company entered into a Settlement Agreement, contingent upon the approval of the bankruptcy court, providing for the payment to Shoen Eaton of approximately $41.4 million in exchange for a full release of all claims against the Company and the Director-Defendants, including all claims asserted by her in the Shoen Litigation. The Settlement Agreement was approved by the bankruptcy court on October 10, 1995, and the payment was made on October 18, 1995. As a result of the foregoing, and after giving effect to the discount achieved through settlement, approximately $84.6 million of the judgment in the Shoen Litigation was satisfied.

          With respect to the other plaintiffs in the Shoen Litigation, the Plan provided, prior to January 29, 1996, for the exchange of approximately $101.4 million of the Company's Series  B
8.25% Preferred Stock for all of the Company's Common Stock held by the plaintiffs, and provided for the transfer of property by the Company to certain of the plaintiffs (including $193.0 million of the  Company's  Series D Floating Rate Preferred Stock)  having  an
aggregate  value  of  approximately $275.2  million.   However,  on
January 26, 1996, the bankruptcy court issued an interlocutory Memorandum Decision Re: Plan Confirmation (the Memorandum Decision) which provided that the Plan as proposed by the Director-Defendants could not be confirmed because it proposed consideration to be paid to  the  plaintiffs other than cash.  In response to the bankruptcy
court's   Memorandum   Decision,  the Director-Defendants, filed an
amendment to the Plan and a Motion for Rehearing on the Memorandum Decision. The Plan, as amended, provides for payment to the plaintiffs of $286.0 million in cash and to transfer to the plaintiffs other property having an indisputable value, as determined by the bankruptcy
court,  of  $91.2  million.   The bankruptcy  court  will  commence
consideration of the Plan, as amended, on March 7, 1996.

          The Memorandum Decision also provided that the plaintiffs are entitled to statutory post-judgment interest on the judgment at the rate of 10% per year. The Motion for Rehearing on this issue and on the issue of whether consideration other than cash is appropriate has been scheduled for February 23, 1996. As of February 9, 1996, total accrued interest on the outstanding balance of the judgment is approximately $30.8 million.

          Pursuant to the judgment in the Shoen Litigation, on January 30, 1996, the Company acquired 833,420 shares of Common Stock held by L.S.S., Inc. (L.S.S.) in exchange for approximately $5.7 million and funded damages to L.S. Shoen of approximately $15.4 million. The Company also funded a total of approximately $2.1 million of statutory post-judgment interest on the above amounts. In addition, on February 7, 1996, the Company acquired 1,651,644 shares of Common Stock held by Thermar, Inc. (Thermar) by tendering approximately $41.8 million. The Company also tendered to Thermar approximately $4.1 million of statutory post-judgment interest on
such  amount.   As  a  result  of the foregoing  transactions,  the
balance of the judgment has been reduced to approximately $313.8 million, plus interest.

          There is no assurance that the Plan will be confirmed by the bankruptcy court. Because the Plan has not yet been confirmed by the bankruptcy court and because the Company and the Director-Defendants may enter into settlement agreements with one or more of the plaintiffs on terms different from those provided in the Plan, the Company is unable to determine with certainty the impact the Plan and/or any such settlements will have on the Company's prospective financial condition, results of operations, cash flows, or capital expenditure plans. However, as a result of funding the Plan and/or any such settlements, the Company will incur additional costs in the future in the form of dividends on any stock issued to fund the Plan or any settlement and/or interest on borrowed funds. Furthermore, the Company's outstanding Common Stock would be reduced by 12,426,836 shares, in addition to the 3,343,076 shares redeemed from Maran on October 18, 1995, the 833,420 shares redeemed from L.S.S. on January 30, 1996, and the 1,651,644 shares redeemed from Thermar on February 7, 1996.

          Other uncertainties remain about the Plan, including the tax treatment of the payments to be made by the Company pursuant to the Plan or any settlement. Specifically, the Company plans to deduct for income tax purposes a substantial portion of the payments made by the Company to the plaintiffs, which will reduce the Company's income tax liability. While the Company believes that such income tax deductions are appropriate, there can be no assurance that any such deductions ultimately will be allowed in full. Accordingly, for tax and other reasons, the consummation of the Plan and/or any settlement with the plaintiffs could result in material changes in stockholders' equity and earnings per common share.

          The Plan and/or any settlement could have the effect of reducing the Company's net income. Furthermore, in the event the fair value of the consideration paid by the Company to the plaintiffs is in excess of the fair value of the stock redeemed by the Company, the Company will be required to record an expense equal to that difference. No such expense was recorded for the Maran transaction which occurred in the period covered by this report. The Company has not yet determined the accounting treatment for any transaction other than the Maran/Shoen Eaton transaction. Furthermore, no provision has been made in the Company's financial statements for any payments to be made to the plaintiffs, other than the payments discussed above made to Maran and Shoen Eaton.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a. Exhibits

           2.1  Debtor's Second Amendment Modifying the Amended
           and Restated   Plans of Reorganization Proposed by the
           Debtors
           2.2 Debtor's Third Amendment Modifying the Amended and Restated Plans of Reorganization Proposed by the Debtors
           2.3  Debtor's Fourth Amendment Modifying the Amended
           and Restated   Plans of Reorganization Proposed by the
           Debtors
           3.1  Restated Articles of Incorporation (1)
           3.2  Restated By-Laws of AMERCO as of August 15,
           1995(2)
           27   Financial Data Schedule

         b. Reports on Form 8-K.

           No reports on Form 8-K were filed for the quarter ended December 31, 1995.








_____________________________________


(1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, file no. 0-7862.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, file no. 0-7862.

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


                                   AMERCO

                                   ___________________________________
                                              (Registrant)


Dated:  February 14, 1995           By: /S/ GARY B. HORTON
                                   ___________________________________
                                        Gary B. Horton, Treasurer
                                      (Principal Financial Officer)