Form 10-Q/A
period 1995-06-30
AMERCO /NV/
filed 1996-04-24
CIK 4457

	     UNITED STATES SECURITIES AND EXCHANGE COMMISSION

			 Washington, D.C. 20549

			       FORM 10-Q/A2

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

27,028,428 shares of AMERCO Common Stock, $0.25 par value and 5,762,495 shares of AMERCO Series A common stock, $0.25 par value were outstanding at April 23, 1996.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at April 23, 1996. U-Haul International, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

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
	     June 30, 1994..................................        10

Item 2.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations....................    17

Item 6.  Exhibits and Reports on Form 8-K.......................    25

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

  Statement  of  Position  93-7,  Reporting  on  Advertising
     Costs - as issued by the Accounting Standards Executive Committee in December 1993. This statement of position provides guidance on financial reporting on advertising costs in financial statements. The statement of position requires reporting advertising costs as expenses when incurred or when the advertising first takes place, reporting the costs of direct-response advertising, and amortizing (over the estimated period of benefit) the costs of direct-response advertising reported as assets. The Company originally adopted this statement effective April 1, 1995 and continued to record yellow page directory costs as deferred assets and continued to amortize the costs over the duration of each listing. The majority of listings last one year.

	    AMERCO AND CONSOLIDATED SUBSIDIARIES

			 (Unaudited)

7.   NEW ACCOUNTING STANDARDS, continued

  Subsequently,  the  Company  adjusted  amounts  previously reported relating to adoption of this statement effective April 1, 1995 and recognized additional advertising expense of $8,647,000 relating to yellow page directory costs capitalized at March 31, 1995. This adoption had the effect of reducing net income by $5,474,000 ($0.14 per share). The following is the effect on net income and earnings per share for the quarter ended June 30, 1995 reflecting the April 1, 1995 adoption (described above) and the additional expense for yellow page directory costs capitalized as assets during the period described below:

    For the quarter ended June 30, 1995:


			 As  Originally Reported  Adjustment As Amended
			 ----------------------------------------------
					 (in thousands)
	Net  income            $ 20,862              (5,685)   15,177
				 ======================================
       Earnings per
	    share             $    0.46               (0.15)     0.31
				 ======================================



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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

	 a. Exhibits
	    27 Financial Data Schedule

			   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


				   AMERCO
				   ___________________________________
					    (Registrant)

Dated: April 23, 1996             By: /S/ GARY B. HORTON
				  ___________________________________
					Gary B. Horton, Treasurer
				      (Principal Financial Officer)