Form 10-Q/A
period 1995-09-30
AMERCO /NV/
filed 1996-04-24
CIK 4457

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

                          TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         a)  Consolidated Balance Sheets as of September 30, 1995,
             March 31, 1995 and September 30,1994.....................    4

         b)  Consolidated Statements of Earnings for the
             Six Months ended September 30, 1995 and1994..............    6

         c)  Consolidated Statements of Changes in Stockholders'
             Equity for the Six Months ended September 30, 1995
             and 1994.................................................    7

         d)  Consolidated Statements of Earnings for the
             Quarters ended September 30, 1995 and 1994...............    9

         e)  Consolidated Statements of Cash Flows for the
             Six Months ended September 30, 1995 and 1994.............   10

         f)  Notes to Consolidated Financial Statements -
             September 30, 1995, March 31, 1995 and
             September 30, 1994.......................................   11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................   18

Item 6.  Exhibits and Reports on Form 8-K.............................   28

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

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)


2.   INVESTMENTS

  A comparison of amortized cost to market for fixed maturities is as follows (in thousands, except for par value):

   June 30, 1995
- -------------------    Par Value               Gross       Gross    Estimated
  Consolidated         or number  Amortized  unrealized  unrealized   market
  Held-to-Maturity     of shares     cost      gains       losses      value
                       ------------------------------------------------------

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
                                    ----------------------------------------

  June 30, 1995
- --------------------                           Gross       Gross    Estimated
  Consolidated                    Amortized  unrealized  unrealized   market
  Available-for-Sale   Par Value     cost      gains       losses      value
                       ------------------------------------------------------
  U.S. treasury
    securities and
    government
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

            AMERCO AND CONSOLIDATED SUBSIDIARIES

                         (Unaudited)


7.   NEW ACCOUNTING STANDARDS, continued

  Subsequently,  the  Company  adjusted  amounts  previously reported relating to adoption of this statement effective April 1, 1995 and recognized additional advertising expense of $8,647,000 relating to yellow page directory costs capitalized at March 31, 1995. This adoption had the effect of reducing net income by $5,474,000 ($0.14 per share). The following table presents the effect on net income and earnings per share for the six months and quarter ended September 30, 1995 reflecting the April 1, 1995 adoption (described above) and the additional expense for yellow page directory costs capitalized as assets during the periods described below:

    For the six months ended September 30, 1995:

                         As  Originally Reported  Adjustment As Amended
                         ----------------------------------------------
                                            (in thousands)
        Net  income            $ 56,059              (5,550)    50,509
                                 ======================================
       Earnings per
            share             $    1.31               (0.15)      1.16
                                 ======================================

   For the quarter ended September 30, 1995:

                         As  Originally Reported  Adjustment  As Amended
                         -----------------------------------------------
                                            (in thousands)
        Net  income            $  35,197                 135      35,332
                                ========================================
       Earnings per
             share             $    0.84                0.01        0.85
                                ========================================

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