Form 10-K
period 1996-03-31
AMERCO /NV/
filed 1996-06-28
CIK 4457

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934                                    [FEE REQUIRED]
                                               --------------------------------

For the fiscal year ended            March 31, 1996
                           ----------------------------------------------------

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934                                       [NO FEE REQUIRED]
                                               ---------------------------------

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
                      Telephone (602) 263-6645

   Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
Registrant                       Title of Class         on Which Registered
- ----------                       --------------         ------------------------
AMERCO                           Series  A 8  1/2%      New York Stock Exchange
                                 Preferred Stock
U-Haul International, Inc.            None

   Securities registered pursuant to Section 12(g) of the Act:

             Registrant                       Title of Class
             ----------                       --------------
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
                                                   -----   ----

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      32,790,923 shares of AMERCO Common Stock, $0.25 par value, were outstanding at June 24, 1996. The aggregate market value of AMERCO Common Stock held by non-affiliates (i.e., stock held by persons other than officers and directors of AMERCO or those persons who are parties to the stockholder agreement referenced in footnote 1 to the stock ownership Table in Part III,
Item 12 of this report) based on the latest closing price as of June 24, 1996 was $357,483,986. The aggregate market value was computed using the closing price for the Common Stock trading on Nasdaq on June 24, 1996.

      5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at June 24, 1996. None of these shares were held by non-affiliates. U-Haul International, Inc. meets the conditions set forth in General Instructions (J)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                         TABLE OF CONTENTS

                                                          PAGE NO.

ITEM   1.  BUSINESS......................................     3

           A.   THE COMPANY..............................     3

           B.   HISTORY..................................     4

           C.   BUSINESS STRATEGY........................     4

           D.   U-HAUL OPERATIONS........................     6

           E.   INSURANCE OPERATIONS.....................     8

           F.   AMERCO REAL ESTATE OPERATIONS............    12

           G.   ENVIRONMENTAL MATTERS....................    12

ITEM   2.  PROPERTIES....................................    14

ITEM   3.  LEGAL PROCEEDINGS.............................    14

ITEM   4.  SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS..............................    17

ITEM   5.  MARKET FOR REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS...............    18

ITEM   6.  SELECTED FINANCIAL DATA.......................    19

ITEM   7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS....................................    21

ITEM   8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
           DATA..........................................    35

ITEM   9.  CHANGES IN AND DISAGREEMENTS WITH
           ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE ...................................    35

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF
           THE REGISTRANTS...............................    36

ITEM  11.  EXECUTIVE COMPENSATION........................    39

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT.........................    42

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED
           TRANSACTIONS..................................    47

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT
           SCHEDULES, AND REPORTS ON FORM 8-K............    50

                              PART I

                         ITEM 1.  BUSINESS

                            THE COMPANY

     AMERCO, a Nevada corporation (AMERCO or Company), is the holding company for U-Haul International, Inc. (U-Haul), Ponderosa Holdings, Inc. (Ponderosa), and Amerco Real Estate Company (AREC). Throughout this Form 10-K, unless the context otherwise requires, the term "Company" includes all of the Company's subsidiaries. The Company's principal executive offices are located at 1325 Airmotive Way, Suite 100, Reno, Nevada 89502-3239, and the telephone number of the Company is (702) 688-6300. As used in this Form 10-K, all references to a fiscal year refer to the Company's fiscal year ended March 31 of that year. See Note 20 of Notes to Consolidated Financial Statements in Item 8 for financial information regarding the Company's three primary industry segments, which are represented by U-Haul (Rental Operations) and Ponderosa's two principal subsidiaries (Life Insurance and Property/Casualty Insurance).

U-HAUL MOVING OPERATIONS
     U-Haul is primarily engaged, through subsidiaries, in the rental of trucks, automobile-type trailers and support rental items
to  the  do-it-yourself  moving  customer.   The  Company's  do-it-
yourself moving business operates under the registered tradename U-Haul <registered trademark> through an extensive and geographically diverse distribution network throughout the United States and Canada. Additionally, U-Haul sells related products (such as boxes, tapes and packaging materials) and rents various kinds of equipment (such as floor polishing and carpet cleaning equipment).

U-HAUL SELF-STORAGE RENTAL OPERATIONS
     U-Haul entered the self-storage business in 1974 and offers for rent more than 18.2 million square feet of self-storage space
through  Company-owned or managed storage locations.   The  Company
believes its self-storage operations are complementary to its do-it-yourself moving business.

PONDEROSA
     Ponderosa serves as the holding company for the Company's insurance businesses. Ponderosa's two principal subsidiaries are Oxford Life Insurance Company (Oxford) and Republic Western Insurance Company (RWIC). Oxford and RWIC have been consolidated on the basis of calendar years ended December 31. Accordingly, all references to the years 1995, 1994, and 1993 corresponds to the Company's fiscal years 1996, 1995, and 1994, respectively.

     Oxford primarily reinsures life, health, and annuity type insurance products and administers the Company's self-insured employee health and dental plans.

     RWIC originates and reinsures property and casualty type insurance products for various market participants, including
independent  third  parties,  the  Company's  customers,  and   the
Company.   RWIC's  principal  strategy  is  to  capitalize  on  its
knowledge of insurance products aimed at the moving and rental markets.

AREC
     AREC owns and actively manages most of the Company's real estate assets, including the Company's U-Haul Center locations. In addition to its U-Haul operations, AREC actively seeks to lease or dispose of the Company's surplus properties.

                              HISTORY

     The Company was founded in 1945 under the name "U-Haul Trailer Rental Company". From 1945 to 1975, the Company rented trailers and trucks on a one-way and in-town (round-trip) basis through independent dealers (at that time principally independent gasoline service stations). Since 1974, the Company has developed a network of Company-owned rental centers (U-Haul Centers) through which U-Haul rents its trucks and trailers and provides a number of other related products and services and has expanded the number and geographic diversity of its independent dealers. At March 31,
1996, the Company's distribution network included approximately 1,100 U-Haul Centers and approximately 13,800 independent dealers.

     In March 1974, in conjunction with the acquisition and construction of U-Haul Centers, the Company entered the self-storage business. As of March 31, 1996, approximately 72% of the Company's U-Haul Centers were located at or near U-Haul self storage locations. Beginning in 1974, the Company introduced the sale and installation of hitches and towing systems, as well as the sale of support items such as packing and moving aids. During 1983, the Company expanded its range of do-it-yourself rental products to include tools and equipment for the homeowner and small contractor and other general rental items.

     In  1969,  the  Company acquired Oxford  to  provide  employee health and life insurance for the Company in a cost-effective manner. In 1973, the Company formed RWIC to provide automobile liability insurance for the U-Haul truck and trailer rental customers.

     Commencing in 1987, the Company began the implementation of a strategic plan designed to emphasize reinvestment in its core do-it-yourself rental, moving, and storage business. The plan included a fleet renewal program (see "Business - U-Haul Operations - Rental Equipment Fleet"), and provided for the discontinuation of certain unprofitable and unrelated operations. As part of its plan, the Company discontinued the operation of its full-service moving van lines, initiated the phase out of its recreational vehicle rental operations, and began the disposition of its recreational vehicle rental fleet. The disposition of the moving van lines' assets and the recreational vehicle rental fleet were completed in 1988 and 1992, respectively. The Company also eliminated various types of
rental   equipment  and  closed  certain  warehouses   and   repair
facilities.   The  Company  believes that  its  refocused  business
strategy enabled U-Haul to generate higher revenues and to achieve significant cost savings.

     Since 1987, the Company has sold surplus real estate assets with a book value of approximately $43.6 million for total proceeds of approximately $87.9 million.

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

Integrated Approach to Moving
     Through  its "Moving Made Easier" program, the Company strives to  offer  its  customers a high quality, reliable, and  convenient
fleet   of   trucks  and  trailers  at  reasonable   prices   while
simultaneously  offering  other  related  products  and   services,
including  moving accessories, self-storage facilities,  and  other items often desired by the do-it-yourself mover. The rental trucks purchased in the fleet renewal program have been designed with the do-it-yourself customer in mind to include features such as low decks,  air  conditioning, power steering, automatic transmissions, soft  suspensions, AM/FM cassette stereo systems, and  over-the-cab
storage.   The  Company has introduced certain insurance  products,
including "Safemove<registered trademark>" and "Safestor<registered trademark>", to provide the do-it-yourselfmover with certain moving-related insurance coverage. In addition,the Company provides rental customers the option of storing their possessions at either their points of departure or destination.

Wide Geographic Distribution
     The Company believes that the customer access, in terms of truck or trailer availability and proximity of rental locations, is critical to its success. Since 1987, the Company has more than doubled the number of U-Haul rental locations, with a net addition of over 8,300 independent dealers.

High Quality Fleet
     To effectively service the U-Haul customer at these additional rental locations with equipment commensurate with the Company's commitment to product excellence, the Company, as part of the fleet renewal program, purchased approximately 80,000 new trucks between March 1987 and March 1996 and reduced the overall average age of its truck fleet from approximately 11 years at March 1987 to approximately five years at March 1996. During this period, approximately 64,000 trucks were retired or sold.

     Since 1990, U-Haul has replaced approximately 61% of its trailer fleet with new, more aerodynamically designed trailers better suited to the low height profile of many newly manufactured automobiles. Given the mechanical simplicity of a trailer relative to a truck as well as a trailer's longer useful life, the Company expects to replace trailers only as necessary.

Network Management System
     Beginning in 1983, the Company implemented a point-of-sale computer system for all of its Company-owned locations. The system was designed primarily to handle the Company's reservations,
traffic,  and  reporting  of  rental  transactions.   The   Company
believes that the implementation of the system has been a significant factor in allowing the Company to increase its fleet utilization. On an ongoing basis, the Company is enhancing and revising the system to include managerial tools, such as budgeting and profit and loss reporting. The Company is also expanding the system to include transaction reporting from independent dealers and managed storage facilities.

INSURANCE OPERATIONS
     Oxford's business strategy emphasizes long-term capital growth funded through earnings from reinsurance and investment activities. In the past, Oxford has selectively reinsured life, health, and annuity-type insurance products. Oxford anticipates pursuing its growth strategy by providing reinsurance facilities to well-managed insurance or reinsurance companies which offer similar products and are in need of additional capital either as a result of rapid growth or regulatory demands, or are interested in divesting non-core business lines.

     RWIC's principal business strategy is to capitalize on its knowledge of insurance products aimed at the moving and rental markets. RWIC believes that providing U-Haul and U-Haul customers with property and casualty insurance coverage has enabled it to develop expertise in the areas of rental vehicle lessee insurance coverage, self-storage property coverage, motor home insurance coverage, and general rental equipment coverage. RWIC has used, and plans to continue to use, this knowledge to expand its customer base by offering similar products to insureds other than U-Haul and its customers. In addition, RWIC plans to expand its involvement in specialized areas by offering commercial multi-peril and excess workers' compensation.

                         U-HAUL OPERATIONS

GENERAL
     The Company's do-it-yourself moving business operates under the U-Haul name through an extensive and geographically diverse distribution network of Company-owned U-Haul Centers and independent dealers throughout the United States and Canada.

     Substantially all of the Company's rental revenue  is  derived
from   do-it-yourself  moving  customers.   Other  occasional   use
customers  provide  the remaining rental revenue.   Moving  rentals
include:  (i) in-town (round-trip) rentals, where the equipment  is returned to the originating U-Haul Center or independent dealer and
(ii)  one-way rentals, where the equipment is returned to a  U-Haul
Center  or  independent  dealer in another  city.   Typically,  the
number of in-town <registered trademark> rental transactions is substantially greater than the number of one-way rental transactions. However, total revenues generated by one-way transactions typically exceed total revenues from in-town rental transactions.

     As  part  of  the Company's integrated approach to the  do-it-
yourself  moving market, U-Haul has a variety of product offerings.
U-Haul's "Moving Made Easier<registered trademark> " program is designed to offer clean, well-maintained rental trucks and trailers at a price the customer can afford and to provide support items such as furniture pads, hand trucks, appliance and utility dollies, mirrors, tow bars, tow dollies,  and bumper hitches.  The Company also sells boxes,  tape, and  packaging materials and rents additional items such  as  floor polishers  and  carpet  cleaning equipment  at  its  U-Haul  Center
locations.   U-Haul  Centers also sell and  install  hitches,  sell
propane, and some of them sell gasoline. U-Haul sells insurance packages such as (i) "Safemove<registered trademark>", which provides moving customers with a damage waiver, cargo protection, and medical and life coverage, and (ii) "Safestor<registered trademark>", which provides self-storage rental customers with various insurance coverages.

     The U-Haul truck and trailer rental business tends to be seasonal with proportionally more transactions and revenues generated in the spring and summer months than during the balance of the year. The Company attributes this seasonality to the preference of do-it-yourself movers to move during this time. Also, consistent with do-it-yourself mover preferences, the number of rental transactions tends to be higher on weekends than on weekdays.

RENTAL EQUIPMENT FLEET
     As   of  March  31,  1996,  U-Haul's  rental  equipment  fleet
consisted of approximately 85,000 trucks and approximately  100,000
trailers.   Rental trucks are offered in five sizes  and  range  in
size  from the ten-foot "Mini-Mover<registered trademark>" to the
twenty-six-foot "Super-Mover<registered trademark>".   In addition,
U-Haul offers pick-up trucks and cargo vans at many of its locations. Trailers range between six feet and twelve feet in length and are offered in both open and closed box configurations.

DISTRIBUTION NETWORK
     The Company's U-Haul products and services are marketed across the United States and Canada through approximately 1,100 Company-owned U-Haul Centers and approximately 13,800 independent dealers as of March 31, 1996. The independent dealers, which include gasoline station operators, general equipment rental operators, and others, rent U-Haul trucks and trailers in addition to carrying on their principal lines of business. U-Haul Centers, however, are dedicated to the U-Haul line of products and services. Independent dealers are commonly located in suburban and rural markets, while U-Haul Centers are concentrated in urban and suburban markets.

     Independent dealers receive U-Haul equipment on a consignment basis and are paid a commission on gross revenues generated from their rentals. Independent dealers also may earn referral commissions on U-Haul products and services provided at other U-Haul locations. The Company maintains contracts with its independent dealers that can be canceled upon thirty days' written notice by either party.

     In addition, the Company has sought to improve the productivity of its rental locations by installing computerized reservations and network management systems in each U-Haul Center and with a limited number of independent dealers. The Company believes that these systems have been a major factor in enabling the Company to deploy equipment more effectively throughout its network of locations and anticipates expanding these systems to cover additional independent dealers.

     The Company's U-Haul Center and independent dealer network in the United States and Canada is divided into ten districts, each supervised by an area district vice president. Within the districts, the Company has established local marketing companies, each of which, guided by a marketing company president, is responsible for retail marketing at all U-Haul Centers and independent dealers within its respective geographic area.

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

SELF-STORAGE BUSINESS
     U-Haul entered the self-storage business in 1974 and since that time has increased the rentable square footage of its storage locations through the acquisition of existing facilities and new construction. In addition, the Company has entered into management agreements to manage self-storage properties owned by others and is expanding its ownership of self-storage facilities. The Company also provides financing and management services for independent self-storage businesses.

     Through approximately 800 Company-owned or managed storage locations in the United States and Canada, the Company offers for rent more than 18.2 million square feet of self-storage space. The Company's self-storage facility locations range in size from 1,000 to 149,000 square feet of storage space, with individual storage spaces ranging in size from 16 square feet to 200 square feet.

     The primary market for storage rooms is the storage of household goods. The majority of customers renting storage rooms are in the process of a move. Even with an increase of over 25,000 new and acquired storage rooms during fiscal 1996, average occupancy remained high, rates in the mid 80% range, with very little seasonal variation. During fiscal 1996 and fiscal 1995, delinquent rentals as a percentage of total storage rentals were approximately 6% in each year. The Company considers this rate to be satisfactory.

EQUIPMENT DESIGN, MANUFACTURE AND MAINTENANCE
     The Company designs and manufactures its truck van boxes, trailers, and various other support rental equipment items. With the needs of the do-it-yourself moving customer in mind, the Company's equipment is designed to achieve high safety standards, simplicity of operation, reliability, convenience, durability, and fuel economy. Truck chassis are manufactured to Company specifications by both foreign and domestic truck manufacturers. These chassis receive certain post-delivery modifications and are joined with van boxes at seven Company-owned manufacturing and assembly facilities in the United States.

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

EMPLOYEES
     For the period ended March 31, 1996, the Company's non-seasonal workforce consisted of approximately 13,000 employees
comprised   of  approximately  39%  part-time  and  61%   full-time
employees.   During  the summer months, the Company  increases  its
workforce by approximately 450 employees and the percentage of part-
time   employees  increases  to  approximately  43%  of  the  total
workforce.    The   Company's  employees  are  non-unionized,   and
management believes that its relations with its employees are satisfactory.


                       INSURANCE OPERATIONS

OXFORD - LIFE INSURANCE
     Oxford underwrites life, health and annuity insurance, both as a direct writer and as an assuming reinsurer. Oxford's direct writings are primarily related to the underwriting of credit life and accident and health business which accounted for 20.8% of Oxford's premium revenues for the year ended December 31, 1995.
Oxford's other direct lines are related to group life and disability coverage issued to employees of the Company. For the year ended December 31, 1995, approximately 7.2% of Oxford's premium revenues resulted from business with the Company. In addition, direct premium revenue includes individual life insurance acquired from other insurers. Oxford administers the Company's self-insured group health and dental plans.

     Oxford's reinsurance assumed lines, which accounted for approximately 71.8% of Oxford's premium revenues for the year ended December 31, 1995, include individual life insurance coverage, annuity coverages, excess loss health insurance coverage, credit life, credit accident and health, and short-term travel accident coverage. These reinsurance arrangements are entered into with unaffiliated insurers, except for travel accident products reinsured from RWIC.

RWIC - PROPERTY AND CASUALTY
     RWIC's  underwriting activities consist of three basic  areas:
U-Haul and U-Haul-affiliated underwriting, direct underwriting, and assumed reinsurance underwriting. U-Haul underwritings include coverage for U-Haul and U-Haul employees, and U-Haul-affiliated underwritings consist primarily of coverage for U-Haul customers. For the year ended December 31, 1995, approximately 39% of RWIC's written premiums resulted from U-Haul and U-Haul-affiliated underwriting activities. RWIC's direct underwriting is done through home office underwriters and selected general agents. The products provided include liability coverage for rental vehicle lessees and storage rental properties, and coverage for commercial multiple peril and excess workers' compensation. RWIC's assumed reinsurance underwriting is done via broker markets and includes, among other things, reinsurance of municipal bond insurance written through MBIA, Inc.

     RWIC's liability for unpaid losses is based on estimates of the ultimate cost of settling claims reported prior to the end of the accounting period, estimates of reinsurers and estimates of incurred but unreported losses which are based on RWIC's experience and insurance industry historical experience. Unpaid loss adjustment expenses are based on historical ratios of loss adjustment expense paid to losses paid.

     The liabilities are estimates of the amount necessary to settle all claims as of the date of the stated reserves and all incurred but not reported claims. RWIC updates the reserves as additional facts regarding claims become available. In addition, court decisions, economic conditions and public attitudes impact the estimation of reserves and also the ultimate cost of claims. In estimating reserves, no attempt is made to isolate inflation from the combined effect of numerous factors including inflation. Unpaid losses and unpaid loss expenses are not discounted.

     RWIC's unpaid loss and loss expenses are certified annually by an independent actuarial consulting firm as required by state regulation.

     Activity  in  the  liability  for  unpaid  claims  and   claim
adjustment expenses is summarized as follows:

                                         1995      1994      1993
                                       ---------------------------
                                             (in thousands)
Balance at January 1                 $ 329,741   314,482   320,509
  Less reinsurance recoverable          74,663    76,111    81,747
                                       ---------------------------
Net balance at January 1               255,078   238,371   238,762

Incurred related to:
  Current year                         114,110   102,782    91,044
  Prior years                            8,292     6,576    12,688
                                       ---------------------------
Total incurred                         122,402   109,358   103,732

Paid related to:
  Current year                          22,576    22,269    20,200
  Prior years                           86,796    70,382    83,923
                                       ---------------------------
Total paid                             109,372    92,651   104,123

Net balance at December 31             268,108   255,078   238,371
  Plus reinsurance recoverable          73,873    74,663    76,111
                                       ---------------------------
Balance at December 31               $ 341,981   329,741   314,482
                                       ===========================

     As a result of changes in estimates of insured events in prior years, the provision for unpaid loss and loss adjustment expenses (net of reinsurance recoveries of $26.7 million and $26.5 million in 1995 and 1994, respectively) increased by $8.3 million and $6.6 million in 1995 and 1994, respectively, because of higher than anticipated losses and related expenses for claims associated with assumed reinsurance and certain retrospectively rated policies.

     The table on page 10 illustrates the change in unpaid loss and loss adjustment expenses. The first line shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to that reserve. The third section, reading down, shows revised estimates of the original recorded reserve as of the end of successive years. The last section compares the latest revised estimated reserve amount to the reserve amount as originally established. This last section is cumulative and should not be summed.

                                                      Unpaid Loss and Loss Adjustment Expenses

                                                                    December 31
- -------------------------------------------------------------------------------------------------------------------------
                           1985     1986     1987     1988     1989     1990     1991     1992     1993     1994     1995
- -------------------------------------------------------------------------------------------------------------------------
                                                                  (in thousands)

Adjustment Expenses:    $123,342  146,391  168,688  199,380  207,939  226,324  236,019  238,762  314,482   329,741  341,981

  Paid (Cumulative)
        as of:
   One year later         41,170   54,627   49,681   59,111   50,992   55,128   65,532   83,923   70,382   86,796
   Two years later        77,697   92,748   91,597   89,850   87,850   97,014  105,432  123,310  115,467
   Three years later     105,160  124,278  110,834  114,979  116,043  120,994  126,390  153,030
   Four years later      126,734  137,744  129,261  133,466  132,703  133,338  143,433
   Five years later      133,421  151,354  142,618  145,864  142,159  144,764
   Six years later       142,909  161,447  152,579  153,705  151,227
   Seven years later     151,379  169,601  158,531  161,498
   Eight years later     158,728  173,666  165,021
   Nine years later      162,082  178,101
   Ten years later       165,923

Reserve Reestimated
        as of:
   One year later        138,287  167,211  187,663  200,888  206,701  229,447  231,779  251,450  321,058   338,033
   Two years later       147,968  192,272  190,715  202,687  206,219  221,450  224,783  254,532  323,368
   Three years later     168,096  192,670  194,280  203,343  199,925  211,998  223,403  253,844
   Four years later      168,040  199,576  195,917  199,304  198,986  207,642  214,854
   Five years later      175,283  201,303  195,203  200,050  197,890  200,629
   Six years later       178,232  202,020  196,176  198,001  194,601
   Seven years later     182,257  202,984  196,770  197,112
   Eight years later     184,266  202,654  196,072
   Nine years later      187,247  203,285
   Ten years later       188,301

   Initial Reserve
     in Excess
   of (Less than)
  Reestimated Reserve:
  Amount (Cumulative)   $(64,959) (56,894) (27,384)   2,268   13,338   25,695   21,165  (15,082) (8,886)   (8,292)

     The operating results of the property and casualty insurance industry, including RWIC, are subject to significant fluctuations due to numerous factors, including premium rate competition, catastrophic and unpredictable events (including man-made and natural disasters), general economic and social conditions, interest rates, investment returns, changes in tax laws, regulatory developments, and the ability to accurately estimate liabilities for unpaid losses and loss adjustment expenses.

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

     The investment philosophies of Oxford and RWIC emphasize protection of principal through the purchase of investment grade fixed income securities. Approximately 97% of Oxford's portfolio and 98% of RWIC's portfolio consist of investment grade securities. The maturity distributions are designed to provide sufficient liquidity to meet future cash needs.

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

REGULATION
     The Company's insurance subsidiaries are subject to considerable regulation and supervision in the states in which they transact business. The purpose of such regulation and supervision is primarily to provide safeguards for policyholders. As a result of federal legislation, the primary regulation of the insurance industry is performed by the states. State regulation extends to such matters as licensing companies; restricting the types or quality of investments; regulating capital and surplus and actuarial reserve maintenance; setting solvency standards; requiring triennial financial examinations, market conduct surveys, and the filing of reports on financial condition; licensing agents; regulating aspects of the insurance companies' relationship with their agents; restricting expenses, commissions, and new business issued; imposing requirements relating to policy contents; restricting use of some underwriting criteria; regulating rates, forms, and advertising; limiting the grounds for cancellations or non-renewal of policies; regulating solicitation and replacement practices; and specifying what constitutes unfair practices. State laws also regulate transactions and dividends between an insurance company and its parent or affiliates, and generally require prior approval or notification for any change in control of the insurance subsidiary.

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

     Oxford   and   RWIC   have   adopted  the  NAIC   minimum   risk-based
capitalization requirements for insurance companies. As of December 31, 1995, Oxford and RWIC are in compliance with these requirements.

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

                       AMERCO REAL ESTATE OPERATIONS

     AREC owns and manages most of the Company's real estate assets, including the Company's U-Haul Center locations. AREC has responsibility for acquiring and developing properties suitable for new U-Haul Centers and self-storage locations. AREC is also responsible for managing any environmental risks associated with the Company's real estate. In addition to the U-Haul operations, AREC actively seeks to lease or dispose of surplus properties.

                           ENVIRONMENTAL MATTERS

UNDERGROUND STORAGE TANKS
     The Company owns properties that, as of March 31, 1996, contained approximately 850 underground storage tanks (USTs). The USTs are used to store various petroleum products, including gasoline, fuel oil, and waste oil. The USTs are subject to various federal, state, and local laws and regulations that require testing and removal of leaking USTs, and remediation of polluted soils and groundwater under certain circumstances. In addition, if leakage from USTs has migrated, the Company may be subject to civil liability to third parties. In fiscal years 1990 through 1996, the Company incurred expenditures totaling approximately $25.8 million for removal and remediation of 2,127 USTs, a portion of which may be recovered from insurance and certain states' funds for the removal of USTs. Expenditures incurred through the end of fiscal 1996 may not be representative of future experience. However, the Company believes that compliance with laws and regulations, and cleanup and liability costs related to USTs will not have a material adverse effect on the Company's financial condition or operating results.

     In fiscal 1989, the Company began its current program emphasizing removal of all but approximately 100 USTs by the year 2000. The USTs expected to remain at the year 2000 are currently anticipated to consist primarily of waste oil tanks not required to be removed under current laws and regulations and gasoline tanks located at its remote rental locations where their use is deemed necessary to service the Company's moving customers. The Company has budgeted $7.0 million for fiscal 1997 for UST testing, removal, and remediation. The Company treats these costs as capital costs. To the extent the costs improve the safety or efficiency of the properties or are incurred in preparing the properties for sale, the costs are capitalized.

FEDERAL SUPERFUND SITES
     The Company has been named as a "potentially responsible party" (PRP) with respect to the disposal of hazardous wastes at fourteen federal superfund hazardous waste sites located in eleven states. Under applicable laws and regulations the Company could be held jointly and severally liable for the costs to clean up these sites. Currently, the Company has entered into settlements for nine of the sites for de minimis amounts. One of the sites has been disputed by the Company with no response for eight years. Based upon the information currently available to the Company regarding these fourteen sites, the current anticipated magnitude of the cleanup, the number of PRPs, and the volumes of hazardous waste currently anticipated to be attributed to the Company and other PRPs, the Company believes its share of the cost of investigation and cleanup at the fourteen superfund sites will not have a material adverse effect on the Company's financial condition or operating results.

WASHINGTON STATE HAZARDOUS WASTE SITES
     A subsidiary of U-Haul owns one property located within two different state hazardous waste sites in the State of Washington. The property is located in Yakima, Washington and is believed to contain elevated levels of pesticide and other contaminant residue as a result of onsite operations conducted by one or more former owners. The State of Washington has designated the property as a state hazardous waste site known as the "Yakima Valley Spray Site". The subsidiary, U-Haul Co. of Inland Northwest (Inland Northwest), has been named by the State of Washington as a "potentially liable party" (PLP) under state law with respect to this site, along with approximately 100 other companies and individuals. Inland Northwest, together with eight other companies and persons, has formed a committee that has retained an environmental consultant. The process of site assessment on the Yakima Valley Spray Site is ongoing and, based upon the information currently available to Inland Northwest regarding the volume and nature of wastes present, Inland Northwest is unable to reasonably assess the potential investigation and cleanup costs, but the costs could be substantial. Although Inland Northwest has entered into an agreement with such other companies and persons under which Inland Northwest has assumed responsibility for 20% of the costs to investigate the site, no agreement among the parties with respect to cleanup costs has been entered into at the date hereof.

     In addition, Inland Northwest has been named by the State of Washington as a PLP along with 300 other PLPs with respect to another state-
listed  hazardous  waste  site known as the "Yakima  Railroad  Site".   The
Yakima Valley Spray Site is located within the Yakima Railroad Site. Inland Northwest has been notified that the Yakima Railroad Site involves potential groundwater contamination in an area of approximately two square
miles.   Inland Northwest has contested its designation as a  PLP  at  this site, but, at the date hereof, no formal ruling has been issued in this matter.

     In February 1992, the State of Washington issued an enforcement order to Inland Northwest and eight other parties requiring an interim remedial action and the provision of bottled water to households that obtain drinking water from wells within the Yakima Railroad Site. Without conceding any liability, Inland Northwest and several of the other PLPs have implemented the bottled water program. Over the past four years, Inland Northwest has incurred an average annual expense of $720 for the bottled water program. The State of Washington has stated its intention to expand the existing municipal water system to supply municipal water to those households currently receiving bottled water, and it is estimated that the cost thereof will be approximately $6 million, with such cost being allocated among the 300 PLPs.

     In addition, there will be costs associated with remedial measures to address the regional groundwater contamination issue. The process of site assessment on the Yakima Railroad Site is ongoing and, based upon the information currently available to Inland Northwest regarding the volume and nature of wastes present, Inland Northwest is unable to reasonably assess the potential investigation and clean-up costs, but the costs could be substantial. Moreover, the investigative and remedial costs incurred by the State can be imposed upon Inland Northwest and any other PLP as a joint and several liability. At the date of this report, other than the indication of the expansion of the municipal water system, there has been no formal indication from the State of Washington of its intentions regarding future cost recoveries at the Yakima Railroad Site.

OTHER
     Subsidiaries of the Company own twelve facilities that manufacture and assemble various components of the Company's equipment. In addition, the
subsidiaries  own  various  facilities  engaged  in  the  maintenance   and
servicing of its equipment. Various individual properties owned and operated by the Company are subject to various state and local laws and regulations relating to the methods of disposal of solvents, tires, batteries, antifreeze, waste oils and other materials. Compliance with these requirements is monitored and enforced at the local level. Based upon information currently available to the Company, compliance with these local laws and regulations has not had, and is not expected to have, a material adverse effect on the Company's financial condition or operating results.

     AREC currently leases approximately 200 properties to various businesses. AREC has a policy of leasing properties subject to an environmental indemnification from the lessee for operations conducted by the lessee. It should be recognized, however, that such indemnifications do not cover pre-existing conditions and may be limited by the lessee's financial capabilities. In any event, to the extent that any lessee does not perform any of its obligations under applicable environmental laws and regulations, the Company may remain potentially liable to governmental authorities and other third parties for environmental conditions at the leased properties. Furthermore, as between the Company and its lessees, disputes may arise as to allocation of liability with respect to environmental conditions at the leased properties.

                           ITEM  2.  PROPERTIES

     The Company and its subsidiaries own property, plant and equipment that are utilized in the manufacture, repair and rental of U-Haul equipment and that provide offices for the Company. See Note 13 of Notes to Consolidated Financial Statements in Item 8 for information regarding the leasing obligations of the Company and its subsidiaries, including those under U-Haul TRAC leases. Such facilities exist throughout the United States and Canada. The majority of land and buildings used by U-Haul is owned in fee and is substantially unencumbered. In addition, U-Haul owns certain real estate not currently used in its operations. U-Haul operates approximately 1,100 U-Haul Centers, 12 manufacturing and assembly facilities, and 23 repair facilities.

                        ITEM  3.  LEGAL PROCEEDINGS

Shoen Litigation
     A judgment was entered on February 21, 1995, in an action in the Superior Court of the State of Arizona, Maricopa County, entitled Samuel W. Shoen, M.D., et al. v. Edward J. Shoen, et al., No. CV88-20139, instituted
- ------------------------------------------------
August 2,  1988  (the Shoen
Litigation) against Edward J. Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds, and William E. Carty, who are current members of the Board of Directors of the Company and against Paul F. Shoen, who is a former
director.   The  Company was also a defendant in the action  as  originally
filed,  but  was  dismissed  from  the action  on  August  15,  1994.   The
plaintiffs alleged, among other things, that certain of the individual plaintiffs were wrongfully excluded from sitting on the Company's Board of Directors in 1988 through the sale of Company Common Stock to certain key
employees.   That sale allegedly prevented the plaintiffs  from  gaining  a majority position in the Company's Common Stock and control of the Company's Board of Directors. The plaintiffs alleged various breaches of fiduciary duty and other unlawful conduct by the individual defendants and sought equitable relief, compensatory damages, punitive damages, and statutory post judgment interest.

     Based on the plaintiffs' theory of damages, the court ruled that the plaintiffs elected as their remedy in this lawsuit to transfer their shares of stock in AMERCO to the defendants upon the satisfaction of the judgment. The judgment was entered against the defendants in the amount of approximately $461.8 million plus interest and taxable costs. In addition, on February 21, 1995, judgment was entered against Edward J. Shoen in the amount of $7 million as punitive damages. On March 23, 1995, Edward J. Shoen filed a notice of appeal with respect to the award of punitive damages.

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

     On February 21, 1995, Edward J. Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds, and William E. Carty (the Director-Defendants) filed for protection under Chapter 11 of the federal bankruptcy laws, resulting in the issuance of an order automatically staying the execution of the judgment against those defendants. In late April 1995, the Director-Defendants, in cooperation with the Company, filed plans of reorganization in the United States Bankruptcy Court for the District of Arizona, all of which propose the same funding and treatment of the plaintiffs' claims
resulting  from  the  judgment  in  the Shoen  Litigation.   The  plans  of
reorganization,  as  amended  and  restated  on  February  29,  1996,  were
confirmed  by  the  bankruptcy court on March  15,  1996.   The  plans,  as
confirmed, shall collectively be referred to as the "Plan".

     On April 25, 1995, the Director-Defendants filed an action in the bankruptcy court seeking injunctive relief to prevent the Company from conducting its annual meetings of stockholders until the Plan is confirmed and/or to prevent the plaintiffs from voting the common stock that they are required to transfer pursuant to the Shoen Litigation. On June 8, 1995, the bankruptcy court issued a memorandum decision and an order enjoining the Company from holding its 1994 Annual Meeting of Stockholders (which was originally delayed as a result of litigation initiated by Paul F. Shoen) or any subsequent annual meeting of stockholders until the court enters an order confirming or denying confirmation of the Plan or until further order of the court. On June 21, 1996, the bankruptcy court issued an order enjoining the annual meetings until consummation of the Plan. The Company has not scheduled the 1994, 1995, or 1996 Annual Meetings of Stockholders. However, the Company anticipates that such meetings will occur as soon as practicable after the consummation of the Plan.

     In early October 1995, the Director-Defendants made written demand upon the Company to make them whole for losses resulting from the judgment in the Shoen Litigation. The Director-Defendants also asserted substantial claims against the Company related to or arising from the Shoen Litigation, including, but not limited to, claims for financial losses, emotional distress, loss of business and/or professional reputation, loss of credit standing and breach of contract. The Director-Defendants claim that their actions that form the basis for the judgment in the Shoen Litigation were actions within the scope of the Director-Defendants' duties and that such actions were undertaken in good faith and for the benefit of the Company.

     In addition, the Director-Defendants had retained unexpired appeal rights with respect to the Shoen Litigation. If the Director-Defendants exercised such appeal rights, the damage award may have increased and the Company may have been exposed to increased liability to the Director-Defendants under existing indemnity agreements.

     In recognition of the foregoing and of the substantial risks associated with an appeal of the Shoen Litigation, on October 17, 1995, the Company entered into an agreement (the Agreement) with the Director-
Defendants resolving the foregoing issues. Under the Agreement, the Company agreed, among other things, to fund the Plan and to release the Director-Defendants from all claims the Company may have against them arising from the Shoen Litigation. In addition, the Director-Defendants agreed, (i) to release, subject to certain exceptions, the Company from any claim they may have against it pursuant to any indemnification agreements,
(ii) to assign all rights they have under the Shoen Litigation to the Company, (iii) to waive all appeal rights related to the Shoen Litigation (not including Edward J. Shoen's appeal of the punitive damage award), and
(iv) not to oppose the Company should it elect to exercise its right of first refusal on any Common Stock to be transferred by the plaintiffs upon satisfaction of the judgment in the Shoen Litigation.

On September 19, 1995, the Director-Defendants entered into a Stock Purchase Agreement with one of the plaintiffs in the Shoen Litigation, Maran, Inc., a Nevada corporation (Maran). All of Maran's voting stock was held by Mary Anna Shoen Eaton (Shoen Eaton), who was also a plaintiff in the Shoen Litigation. Under the Stock Purchase Agreement, the Director-Defendants agreed to purchase 3,343,076 shares of Common Stock held by Maran in exchange for approximately $22.7 million. The Stock Purchase Agreement was approved by the bankruptcy court on October 10, 1995. On October 18, 1995, the Company exercised its right of first refusal and repurchased the

Common Stock that was the subject of the Stock Purchase Agreement for the price set forth therein. In addition, on September 19, 1995, the Director-Defendants, Shoen Eaton, Maran, and the Company entered into a Settlement Agreement, providing for the payment to Shoen Eaton of approximately $41.4 million in exchange for a full release of all claims against the Company and the Director-Defendants, including all claims asserted by her in the Shoen Litigation. The Settlement Agreement was approved by the bankruptcy court on October 10, 1995, and the payment was made on October 18, 1995. As a result of the foregoing, and after giving effect to the discount achieved through settlement, approximately $84.6 million of the judgment in the Shoen Litigation was satisfied.

     Pursuant to the judgment in the Shoen Litigation, on January 30, 1996, the Company acquired 833,420 shares of Common Stock held by L.S.S., Inc. (L.S.S.) in exchange for approximately $5.7 million and paid damages to L.S. Shoen of approximately $15.4 million. The Company also funded a total of approximately $2.1 million of statutory post-judgment interest on the above amounts. In addition, on February 7, 1996, the Company acquired 1,651,644 shares of Common Stock held by Thermar, Inc. (Thermar) by paying Thermar approximately $41.8 million, including damages of approximately $30.6 million. The Company also paid to Thermar approximately $4.1 million of statutory post-judgment interest on such amount. As a result of the foregoing transactions, the balance of the judgment has been reduced to approximately $315.2 million, plus interest claimed by the plaintiffs.

     With respect to the remaining plaintiffs in the Shoen Litigation, the Plan provides for the payment by the Company of approximately $84.5 million in exchange for 12,426,836 shares of Common Stock held by four of the plaintiffs and for the payment by the Company of approximately $230.7 million to certain of the plaintiffs as damages.

     As of the date hereof, an issue remains regarding whether or not the remaining plaintiffs are entitled to statutory post-judgment interest at the rate of 10% per year. As of June 24, 1996, total accrued interest on the outstanding balance of the judgment is approximately $42.2 million and is accruing at the rate of approximately $86,000 per day. Briefing regarding post-petition date interest and the computation thereof was completed June 21, 1996. A July 19, 1996 hearing date has been set by the bankruptcy court. Those reserved issues do not affect the finality of the bankruptcy court's order confirming the Plan (Confirmation Order). If the dispute regarding post-petition date interest is decided adversely to the Director-Defendants and the Company, they intend to appeal any such decision. Pending the final resolution of the post-petition date interest dispute (including all appeals by either side), the Company intends, if necessary, to deposit either cash or, in appropriate circumstances, an irrevocable letter of credit into an escrow account to secure payment of the post-petition date interest. The amount of the escrow deposit would be in such case equal to the accrued interest to the date funds are deposited into escrow. As provided in the Plan, the escrow deposit, plus interest thereon, will remain until all aspects of the post-petition date interest dispute have been finally decided, including dischargeability litigation which the plaintiffs filed against the Director-Defendants in the bankruptcy court as an alternative means of trying to collect post-petition date interest. The dischargeability litigation has not been set for trial and is likely to await the outcome of the other aspects of the post-petition date interest dispute.

     On March 15, 1996, the bankruptcy court issued a Confirmation Order in each Director-Defendant's Chapter 11 case. This order provided that the effective date for the Plan (i.e., the date on which the Company will pay the plaintiffs an aggregate of approximately $315.2 million and the plaintiffs will surrender their Common Stock) will be no later than October 1, 1996 (absent compelling circumstances justifying an extension of that date).

As of the date hereof, the Company has not yet determined all of the sources of cash which will be used to fund the Plan. The Company has identified approximately $150 million of surplus or non-essential assets, including, but not limited to, surplus real estate and mortgage notes, which will be sold to raise a portion of the cash needed to fund the Plan. In order to comply with certain covenants in the Company's current credit agreements following the repurchase of the remaining plaintiffs' stock, it may be necessary to increase stockholders' equity by issuing capital stock. Such capital stock may consist of dividend paying preferred stock, Series B Common Stock, Common Stock, or a combination of the foregoing.

     Because the Company has not determined all of the sources of cash to fund the Plan, the Company is unable to determine with certainty the impact the Plan will have on the Company's prospective financial condition, results of operations, cash flows, or capital expenditure plans. However, as a result of funding the Plan, the Company may incur additional costs in the future in the form of dividends on any dividend paying stock issued to fund the Plan and/or interest on borrowed funds. Furthermore, following consummation of the Plan, and without giving effect to any capital stock which may be issued as part of the Plan funding, the Company's outstanding Common Stock would be reduced by 12,426,836 shares, in addition to the 3,343,076 shares repurchased from Maran on October 18, 1995, the 833,420 shares repurchased from L.S.S. on January 30, 1996, and the 1,651,644 shares repurchased from Thermar on February 7, 1996.

     Other uncertainties remain about the Plan, including the tax treatment of the payments made and to be made by the Company pursuant to the Plan. Specifically, the Company plans to deduct for income tax purposes approximately $324.3 million of the payments made or to be made by the Company to the plaintiffs, which will reduce the Company's income tax liability. While the Company believes that such income tax deductions are appropriate, there can be no assurance that any such deductions ultimately will be allowed in full. Accordingly, for tax and other reasons, the Plan could result in material changes in the Company's financial condition, results of operations, and earnings per common share.

     Furthermore, in the event the fair value of the consideration paid by the Company to the plaintiffs is in excess of the fair value of the stock repurchased by the Company, the Company will be required to record an expense equal to that difference. Based upon the uncertainties surrounding the funding of the Plan, the amount of such expense, if any, is not estimable as of the date hereof. No such expense was recorded for book purposes related to the Maran/Shoen Eaton, L.S.S. and Thermar transactions. No provision has been made in the Company's financial statements for any payments to be made to the plaintiffs in the future. For the reasons set forth above, the Plan could have the effect of reducing the Company's net income.

     In the normal course of business, the Company is a defendant in a number of suits and claims. The Company is also a party to several administrative proceedings arising from state and local provisions that regulate the removal and/or cleanup of underground fuel storage tanks. It is the opinion of management that none of such suits, claims, or proceedings involving the Company, individually or in the aggregate, are expected to result in a material loss. See "Item 1. Business-Environmental Matters".


       ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

     The 1994 annual meeting of stockholders was originally delayed on July 20, 1994 by the United States District Court for the District of Nevada. On June 8, 1995, the United States Bankruptcy Court enjoined the Company from holding its 1994 and 1995 Annual Meeting of Stockholders. In addition, on June 21, 1996 the United States Bankruptcy Court enjoined the Company from conducting its 1994, 1995 and 1996 Annual Meetings of Stockholders until after the effective date of the Director-Defendants' plans of reorganization. See "Item 3. Legal Proceedings". As of the date of this Form 10-K, the Company has not scheduled the 1994, 1995 or 1996 Annual Meetings of Stockholders.

                                  PART II

ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     As of June 24, 1996, there were approximately 7,600 holders of record of the Company's common stock in comparison to approximately 1,500 as of June 26, 1995.

     Prior to November 1994, no established public trading market existed for the Company's common stock. Since November 1994, the Company's common stock has been quoted on Nasdaq National Market (Nasdaq) under the symbol "AMOO". The following table sets forth the high and low closing prices of the common stock of AMERCO trading on Nasdaq for the periods indicated.




                                     For   the   Years  Ended   March 31,
                                 ---------------------------------------------
                                        1996                     1995
                                 ---------------------------------------------
                                 High          Low           High       Low
                                 -----------------           -----------------

     First quarter              23 3/4    19 1/2               -         -
     Second quarter             19 3/4    14 3/4               -         -
     Third quarter              21        16 1/2             18         15 3/4
     Fourth quarter             25 1/2    17                 22  1/2    17 3/8

     The Company has not declared any cash dividends to common stockholders for the two most recent fiscal years.

     The Company does not have a formal dividend policy. The Company's Board of Directors periodically considers the advisability of declaring and paying dividends in light of existing circumstances. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Credit Agreements", and Note 5 of Notes to Consolidated Financial Statements in Item 8 for a discussion of certain contractual restrictions on the Company's ability to pay dividends. See Note 19 of Notes to Consolidated Financial Statements in Item 8 for a discussion of certain statutory restrictions on Ponderosa's ability to pay dividends to the Company.

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

                      AMERCO AND CONSOLIDATED SUBSIDIARIES
                       ITEM 6. SELECTED FINANCIAL DATA <F4>
                                                                 For the Years Ended March 31,
                                          -------------------------------------------------------------------------
                                                  1996           1995           1994           1993           1992
                                          -------------------------------------------------------------------------
                                                           (in thousands, except per share data and ratios)
Summary of Operations:
Rental, net sales and other revenue       $   1,094,185      1,058,499        967,743        900,863        845,128
Premiums and net investment income              200,238        177,733        162,151        139,465        126,756
                                             ----------     ----------     ----------     ----------     ----------
                                              1,294,423      1,236,232      1,129,894      1,040,328        971,884
                                             ----------     ----------     ----------     ----------     ----------

Operating and advertising expense
  and cost of sales <F5>                        880,429        779,302        730,880        697,117        661,229
Benefits, losses and amortization of
  deferred acquisition costs                    168,363        144,303        130,168        115,969         99,091
Depreciation <F6>                                81,847        151,409        133,485        110,105        109,641
Interest expense                                 67,558         67,762         68,859         67,958         76,189
                                             ----------     ----------     ----------     ----------     ----------
                                              1,198,197      1,142,776      1,063,392        991,149        946,150
                                             ----------     ----------     ----------     ----------     ----------
Pretax earnings from operations                  96,226         93,456         66,502         49,179         25,734
Income tax expense                              (35,832)       (33,424)       (19,853)       (17,270)        (4,940)
                                             ----------     ----------     ----------     ----------     ----------
Earnings from operations before
  extraordinary loss on early
  extinguishment of debt and
  cumulative effect of change
  in accounting principle                        60,394         60,032         46,649         31,909         20,794
Extraordinary loss on early
  extinguishment of debt <F7>                       -              -           (3,370)           -              -
Cumulative effect of change in
  accounting principle <F8>                         -              -           (3,095)           -              -
                                             ----------     ----------     ----------     ----------     ----------

Net earnings                              $      60,394         60,032         40,184         31,909         20,794
                                             ==========     ==========     ==========     ==========     ==========

Earnings from operations before
  extraordinary loss on early
  extinguishment of debt and cumulative
  effect of change in accounting
  principle per common share <F3>         $        1.33           1.23           1.06            .83            .53
Net earnings per common share <F3>                 1.33           1.23            .89            .83            .53
Weighted average common shares
outstanding <F2>                             35,736,335     38,190,552     38,664,063     38,664,063     38,880,069
Cash dividends declared:
  Preferred stock                                12,964         12,964          4,753            -              -
  Common stock                                      -              -            3,147          1,994            -
Ratio of earnings to fixed charges <F1>            1.89           1.87           1.64           1.45           1.21

                      AMERCO AND CONSOLIDATED SUBSIDIARIES
                       ITEM 6. SELECTED FINANCIAL DATA <F4>

                                                                 For the Years Ended March 31,
                                                  -----------------------------------------------------------------
                                                  1996           1995           1994           1993           1992
                                                  -----------------------------------------------------------------
                                                                           (in thousands)
Balance Sheet Data:
Total property, plant and
equipment, net                            $   1,316,715      1,274,246      1,174,236        989,603        987,095
Total assets                                  2,827,978      2,605,989      2,344,442      2,024,023      1,979,324
Notes and loans payable                         998,220        881,222        723,764        697,121        733,322
Stockholders' equity                            649,548        686,784        651,787        479,958        451,888

<F1>
    For purposes of computing the ratio of earnings to fixed charges, "earnings" consists of pretax earnings from operations plus total fixed charges excluding interest capitalized during the period and "fixed charges" consists of interest expense, preferred stock dividends, capitalized interest, amortization of debt expense and discounts and one-third of the Company's annual rental expense (which the Company believes is a reasonable approximation of the interest factor of such rentals).

<F2>
    Reflects the adoption of Statement of Position 93-6, "Employer's Accounting for Employee Stock Ownership Plans."

<F3>
    For the fiscal year ended March 31, 1996, 1995 and 1994, Earnings and net earnings per common share were computed after giving effect to the dividends on the Company's Series A 8 1/2% preferred stock.

<F4>
    See "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and
    Results of Operations - Stockholder Litigation" for a discussion of material uncertainties.
<F5>
    Reflects the adoption of Statement of Position  93-7 "Reporting on Advertising Costs" during the year ended
    March 31, 1996.
<F6>
    Reflects the change in estimated salvage value during the year ended March 31, 1996.
<F7>
    See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".
<F8>
    Reflects the adoption of Statement of Financial Accounting Standards  No. 106 "Employers' Accounting for
    Postretirement Benefits other than Pensions".

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
     This Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, the statements regarding the funding of the Plan resulting from the Shoen Litigation contained in "Item 3. Legal Proceedings" and Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and the statements regarding the Company's capital expenditure plans contained in "Liquidity and Capital Resources", are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations (Cautionary Statements) are disclosed in this Form 10-K, including, without limitation, in connection with the forward-looking statements included in this Form 10-K. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

GENERAL
     For financial statement preparation, the Company's insurance subsidiaries report on a calendar year basis while the Company reports on a fiscal year basis ending March 31. Accordingly, with respect to the Company's insurance subsidiaries, any reference to the years 1995, 1994, and 1993 corresponds to the Company's fiscal years 1996, 1995, and 1994, respectively. There have been no events related to such subsidiaries between January 1 and March 31 of 1996, 1995, or 1994 that would materially affect the Company's consolidated financial position or results of operations as of and for the fiscal years ended March 31, 1996, 1995, and 1994, respectively.

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

RESULTS OF OPERATIONS

FISCAL YEARS ENDED MARCH 31, 1996, 1995, AND 1994
      The following table shows industry segment data from the Company's three industry segments: rental operations, life insurance, and property and casualty insurance, for the fiscal years ended March 31, 1996, 1995, and 1994. Rental operations is composed of the operations of U-Haul and AREC. Life insurance is composed of the operations of Oxford. Property and casualty insurance is composed of the operations of RWIC.


                                          Property/  Adjustments
                     Rental      Life     Casualty       and
                   Operations  Insurance  Insurance  Eliminations   Consolidated
                   -------------------------------------------------------------
                                            (in thousands)
1996
Revenues:
  Outside           $1,085,711     49,103   159,609            -      1,294,423
  Intersegment            (656)     1,281    12,763      (13,388)            -
                     ----------------------------------------------------------
    Total revenues   1,085,055     50,384   172,372      (13,388)     1,294,423
                     ==========================================================
Operating profit    $  129,092     12,600    21,436          656        163,784
                       ===========================================
Interest expense                                                         67,558
                                                                       --------
Pretax earnings
  from operations                                                     $  96,226
                                                                       --------
Identifiable assets $1,921,105    599,713   619,454      (312,294)    2,827,978
                     ==========================================================

                                            Property/  Adjustments
                       Rental      Life     Casualty       and
                     Operations  Insurance  Insurance  Eliminations Consolidated
                     -----------------------------------------------------------
                                              (in thousands)
1995
Revenues:
  Outside            $1,052,243     39,347   144,642            -      1,236,232
  Intersegment              (42)     1,444    20,657      (22,059)            -
                      ----------------------------------------------------------
    Total revenues    1,052,201     40,791   165,299      (22,059)     1,236,232
                      ==========================================================
Operating profit     $  128,278      9,824    23,074           42       161,218
                      ============================================
Interest expense                                                          67,762
                                                                         -------
Pretax earnings
  from operations                                                       $ 93,456
                                                                          ======
Identifiable assets  $1,827,995    479,778   579,821      (281,605)    2,605,989
                      ==========================================================


                                          Property/  Adjustments
                     Rental      Life     Casualty       and
                   Operations  Insurance  Insurance  Eliminations   Consolidated
                   -------------------------------------------------------------
                                                (in thousands)
1994
Revenues:
  Outside           $  960,878     31,357   137,659            -     1,129,894
  Intersegment            (357)     2,834    18,862      (21,339)            -
                     ---------------------------------------------------------
    Total revenues     960,521     34,191   156,521      (21,339)    1,129,894
                     =========================================================
Operating profit    $  106,248      9,106    20,705         (698)      135,361
                     ===========================================
Interest expense                                                        68,859
                                                                       -------
Pretax earnings
  from operations                                                     $ 66,502
                                                                      ========
Identifiable assets $1,593,044    461,464   550,795      (260,861)   2,344,442
                     =========================================================

FISCAL  YEAR  ENDED  MARCH  31,  1996 VERSUS FISCAL  YEAR  ENDED  MARCH  31,
1995

U-HAUL OPERATIONS
     U-Haul   revenues  consist  of  (i)  total  rental  and  other  revenue and (ii) net sales. Total rental and other revenue increased by $29.2 million, approximately 3.3%, to $912.1 million during fiscal
1996. The increase in fiscal 1996 is primarily attributable to an increase in net revenues from the rental of moving related equipment and self-storage facilities which increased in the aggregate by $33.9 million to $919.1 million, as compared to $885.2
million   for  fiscal  1995.   In  excess  of  53%  of  the  rental  revenue
growth was realized during the fourth quarter of fiscal 1996. Moving related rental revenues benefited from transactional growth
(volume) within the rental fleet. Revenues from the rental of self-storage facilities were positively impacted by an increase in same store rents realized per rentable square foot, higher management fees derived from storage facilities managed for others and additional rentable square footage. Other revenues decreased in the aggregate by $4.7 million.

     Net sales revenues were $173.8 million for fiscal 1996, which represents an increase of approximately 2.1% from fiscal 1995 net sales of $170.2 million. Revenue growth from the sale of moving support items (i.e., boxes, etc.), hitches, and propane resulted in a $9.1 million increase during the year, which was offset by a $1.2 million decrease in revenue from gasoline sales consistent with the
Company's ongoing efforts to remove underground storage tanks and gradually discontinue gasoline sales. Other sales decreased by
$5.2 million due to the sale of discontinued repair parts during the fourth quarter of fiscal 1995.

     Cost of sales was $108.7 million for fiscal 1996, which represents an increase of approximately 16.2% from $93.5 million for fiscal 1995. This increase in cost of sales reflects a $7.0 million increase in material costs from the sale of moving support items,  hitches,  and  propane  as  a result  of  higher  sales  levels  and an $8.1 million increase in allowances for inventory shrinkage and other inventory adjustments.

     Operating expenses increased to $726.5 million during fiscal 1996 from $649.9 million during fiscal 1995, an increase of approximately 11.8%. The change from the prior year primarily reflects a $53.6 million increase in rental equipment maintenance costs related to rental fleet expansion and transactional growth and an $18.1 million increase in personnel costs due to the increase in rental, sales and repair activity. All other operating expense categories increased in the aggregate by $4.9 million, approximately 2.3%, to $214.1 million.

     Advertising expense increased to $38.9 million during fiscal 1996 from $29.1 million for fiscal 1995. The increase primarily reflects a one-time expense of $8.7 million recognized during the first quarter of fiscal 1996, due to the adoption of Statement of Position 93-7 which requires immediate recognition of advertising costs not qualifying as direct-response.

     Depreciation   expense   for  fiscal  1996  was   $81.8   million,   as
compared  to  $151.4  million  for  fiscal  year  1995.   During  the  third
and   fourth  quarters  of  fiscal  1996,  based  on  the  Company's in-depth market analysis,  the  Company  increased  the  estimated  salvage  value
of   certain   rental  trucks.   The  effect  of  the  change  in   estimate
reduced   depreciation   expense   for  fiscal   1996   by   $71.4   million
($35.7   million  during  the  third  quarter,  $26.6  million  during   the
fourth   quarter   for   the  fourth  quarter  change   and   $9.1   million
during the fourth quarter for the third quarter change).


OXFORD - LIFE INSURANCE
Premiums from Oxford's reinsurance lines before intercompany eliminations were $19.4 million for the year ended December 31,
1995, an increase of $2.0 million or approximately 11.5% over 1994 and accounted for 71.8% of Oxford's premiums in 1995.  These premiums are primarily from term life insurance and
deferred    annuity   contracts   that   have   matured.     Increases    in
premiums    are    primarily    from    the    anticipated    increase    in
annuitizations   as   a  result  of  the  maturing  of  deferred   annuities
and   from   additional   production  in  the   credit   life   and   credit
accident and health business.

     Premiums from Oxford's direct lines before intercompany eliminations were $7.6 million in 1995, an increase of $1.4 million or 22.6% from the prior year. This increase in direct premium is primarily attributable to the credit life and credit accident and health business ($5.6 million in premium). Oxford's direct business related to group life and disability coverage issued to employees of the Company accounted for approximately 7.2% of premiums for the year ended December 31, 1995. Other direct lines, including the credit business, accounted for approximately 21.0% of Oxford's premiums in 1995.

     Net    investment   income   before   intercompany   eliminations   was
$16.5 million and $14.1 million for the years ended December 31, 1995 and 1994, respectively. This increase is due to increasing margins on the interest sensitive business. Gains on the disposition of fixed maturity investments were $3.5 million and $1.3 million for 1995 and 1994, respectively. Oxford reported $2.0 million and $1.9 million of other income for 1995 and 1994, respectively.

     Benefits and expenses incurred were $37.8 million for the year ended December 31, 1995, an increase of 21.9% over 1994. Comparable benefits and expenses incurred for 1994 were $31.0
million.   This  increase  is  primarily  due  to  disability,  credit  life and credit disability benefits incurred and an increase in the amortization of deferred acquisition costs, primarily as a result of the increase in realized capital gains on the disposition of fixed maturities.

     Operating profit before intercompany eliminations increased by $2.9 million, or approximately 29.9%, in 1995 to $12.6 million, primarily due to the increasing margins on the interest sensitive business and gains on the disposition of fixed maturity investments, which were partially offset by the increase in the amortization of deferred acquisition costs.

RWIC - PROPERTY AND CASUALTY
     RWIC   gross   premium  writings  for  the  year  ended  December   31,
1995 were $174.2 million as compared to $179.2 million in 1994. As in prior years, the rental industry market accounts for a significant share of total premiums, approximately 45.2% and 42.8% in 1995 and 1994, respectively. These writings include U-Haul customers, fleetowners and U-Haul as well as other rental industry insureds with similar characteristics. RWIC continues underwriting professional reinsurance via broker markets. Premiums in this area decreased in 1995 to $50.1 million, or 28.7% of total gross premiums, from comparable 1994 figures of $58.3 million, or 32.5% of total premiums. This decrease can be primarily attributed to RWIC electing not to renew several treaties because of inadequate pricing or terms. Also contributing to the decrease was the discontinuation of a significant fronting arrangement. Premium writings in selected general agency lines were 16.3% of total gross written premiums in 1995 as compared to a 15.1% in 1994. RWIC expanded its direct business in 1995 to include multiple peril coverage for a variety of commercial properties and businesses. These premiums accounted for 9.1% of the total gross written premium during the year ended December 31, 1995.

     Net earned premiums increased $7.4 million, or 5.6%, to $140.8 million for the year ended December 31, 1995, compared with premiums of $133.4 million for the year ended December 31, 1994. This increase was primarily due to increased earnings on the assumed treaty reinsurance business and the expanded commercial coverage discussed above, offset by decreased premiums on canceled agent programs and rental industry liability lines.

     Underwriting expenses incurred were $150.9 million for the twelve months ended December 31, 1995, an increase of $8.8 million or 6.2% over 1994. The increase occurred in incurred loss and loss adjusting expense, offset by decreased commissions expense. The change in incurred loss and loss adjusting expense resulted from increases on general agency, rental industry liability and assumed treaty reinsurance, partially offset by improved underwriting results in other programs. The decrease in commission expense resulted from an adjustment made to realize a margin on a canceled general agency program. The ratio of underwriting expenses to net earned premium remained the same, 1.07, in both 1995 and 1994.

     Net   investment   income  was  $29.9  million  for  the   year   ended
December 31, 1995, an increase of 3.1% over 1994 net investment income of $29.0 million. The increase is the result of favorable interest rates along with a larger portfolio due to growth in business.

     Income before tax expense was $21.4 million as compared to $23.2 million for the comparable period ended December 1994. This represents a decrease of $1.8 million, or 7.8% over 1994. Increased premium earnings and investment income were offset by a
disproportionate   increase   in   underwriting   expenses   as    discussed
above.

INTEREST EXPENSE
     Interest expense decreased by $0.2 million to $67.6 million in fiscal 1996, as compared to $67.8 million in fiscal 1995. Despite average debt levels increasing, interest expense declined reflecting a reduction in the average cost of funds.

RESULTS OF OPERATIONS - CONSOLIDATED GROUP
     As a result of the foregoing, pre-tax earnings of $96.2 million were realized in fiscal 1996 as compared to $93.5 million in fiscal 1995. After providing for income taxes, net earnings for fiscal 1996 were $60.4 million as compared to $60.0 million for the same period of the prior year.

FISCAL  YEAR  ENDED  MARCH  31,  1995 VERSUS FISCAL  YEAR  ENDED  MARCH  31,
1994

U-HAUL OPERATIONS
     U-Haul   revenues  consist  of  (i)  total  rental  and  other  revenue
and   (ii)  net  sales.   Total  rental  and  other  revenue  increased   by
$78.2   million,   approximately  9.7%,  to   $887.6   million   in   fiscal
1995.   The  increase  from  fiscal  1994 is  primarily  attributable  to  a
$68.6 million increase in net revenues from the rental of moving related equipment. Moving related revenues benefited from transactional growth (volume) within the truck and trailer fleets. Revenues from the rental of self-storage facilities increased by $9.7 million to $80.2 million in fiscal 1995, an increase of approximately 13.8%. Storage revenues continue to be positively impacted by additional rentable square footage and higher average rental rates. Other revenue categories decreased in the aggregate by $0.1 million, with declines in general rental item revenues and other miscellaneous revenues, offset by increases in interest income and gains on the sale of property, plant and equipment.

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

     Cost of sales was $93.5 million in fiscal 1995, as compared to $92.2 million in fiscal 1994. The increase in cost of sales reflects increased material costs from the sale of moving support sale items and propane, which can be primarily attributed to higher sales levels. The increase was offset by a reduction in the provision obsolete inventory between the two years due to management's continued emphasis on disposing of such inventory, including the complete liquidation of RV parts inventory during fiscal 1994. Improved margins on hitch sales also offset the increased cost of sales.

     Operating expenses increased to $649.9 million in fiscal 1995 from $602.3 million in fiscal 1994, an increase of approximately 7.9%. The change from the prior year reflects a $36.9 million increase in rental equipment maintenance costs. Efforts to minimize downtime, an increase in fleet size and higher transaction levels are primarily responsible for the increase. Lease expense declined by $17.9 million to $66.5 million reflecting lease terminations, lease restructuring, and lower finance costs on new leases originated during the past two years. All other operating expense categories increased in the aggregate by $31.0 million, approximately 8.3%, to $402.5 million. These increases are consistent with the growth in revenues.

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

     Premiums from Oxford's direct lines before intercompany eliminations were $6.2 million in 1994, an increase of $4.2 million, or 210% from the prior year. This increase in direct premium revenues is primarily attributable to Oxford's entrance into the credit life and credit accident and health business ($4.4 million in premium revenues). Oxford's direct business related to group life and disability coverage issued to employees of the
Company accounted for approximately 7.2% of premiums for the year ended December 31, 1994. Other direct lines, including the credit business, accounted for approximately 19.0% of Oxford's premiums in 1994.

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

EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT
     During the first and third quarters of fiscal 1994, the Company extinguished $25.2 million of its medium-term notes originally due in fiscal 1995 through 2000. The weighted average rate  of  the  notes  purchased  was 9.34%.  The  purchase  resulted  in  an
extraordinary  charge  of  $1.9  million,  net  of  $1.0  million   of   tax
benefit.

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

QUARTERLY RESULTS
     The following table presents unaudited quarterly results for the eight quarters in the period beginning April 1, 1994 and ending March 31, 1996. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the consolidated financial statements incorporated herein by reference. The Company's U-Haul rental operations are seasonal and proportionally more of the Company's revenues and net earnings from its U-Haul rental operations are generated in the first and second quarters of each fiscal year (April through September). The operating results for the periods presented are not necessarily indicative of results for any future period (in thousands except for per share data).

                                               Quarter Ended
                                ----------------------------------------------
                                    Jun 30      Sep 30      Dec 31     Mar 31
                                      1995        1995        1995       1996
                                ----------------------------------------------
Total revenues                $     330,509     371,267     307,452    285,195
Net earnings (loss) <F3> <F4>        15,177      35,332       7,701      2,184
Weighted average common
  shares outstanding <F2> <F5>   37,958,426  37,931,825  36,796,961 32,554,458
Net earnings (loss) per
  common share <F1> <F2>               0.31        0.85        0.13      (0.04)


                                           Quarter Ended
                                ----------------------------------------------
                                   Jun 30      Sep 30      Dec 31       Mar 31
                                     1994        1994        1994         1995
                                ----------------------------------------------
Total revenues                $    322,333     359,520     294,858     259,521
Net earnings (loss)                 29,413      40,071       1,907     (11,359)
Weighted average common
  shares outstanding <F2>       37,107,536  37,053,707  37,025,575  38,072,543
Net earnings (loss) per
common share <F1> <F2>                0.71        1.00      (0.04)      (0.44)
- ---------------
<F1> Net earnings (loss) per common share amounts were computed after giving effect to the dividend on the Company's Series A 8 1/2%
Preferred Stock.

<F2> Reflects the adoption of Statement of Position 93-6,
"Employers' Accounting for Employee Stock Ownership Plan".

<F3> Reflects the adoption of Statement of Position 93-7 "Reporting on Advertising Costs" in the first quarter of fiscal 1996.

<F4> Reflects the change in estimated salvage value during the third and fourth quarters of fiscal 1996.

<F5> Reflects the acquisition of treasury shares acquired pursuant to the Shoen Litigation as discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Stockholder Litigation".

LIQUIDITY AND CAPITAL RESOURCES

U-HAUL OPERATIONS
     To meet the needs of its customers, U-Haul must maintain a large inventory of fixed asset rental items. At March 31, 1996, net property, plant and equipment represented approximately 68.5% of total U-Haul assets and approximately 46.6% of consolidated assets. In fiscal 1996, capital expenditures were $291.1 million as compared to $435.0 million in fiscal 1995, reflecting expansion of the rental fleet in both periods, purchase of trucks previously leased, and real property acquisitions. The capital needs required to fund these acquisitions were funded with internally generated funds from operations, debt, and lease financings.

     Cash   flows   from  operating  activities  were  $111.7   million   in
fiscal   1996,  as  compared  to  $178.0  million  and  $163.8  million   in
fiscal 1995 and 1994, respectively. The decrease results from an increase in operating expenses as discussed above.

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

     Cash   provided  by  operating  activities  was  $9.0  million,   $15.2
million   and  $18.0  million  for  the  years  ended  December  31,   1995,
1994, and 1993, respectively. In 1995, cash flows from financing activities were approximately $87.9 million. During 1994 and 1993, cash flows provided/(used) by financing activities were $6.0 million and ($3.9) million, respectively. Cash flows from deferred annuity sales increase investment contract deposits which are a component of financing activities, as well as the purchase of fixed maturities which are a component of investing activities. In addition to cash flows from operating and financing activities, a substantial amount of liquid funds is available through Oxford's short-term portfolio. At December 31, 1995 and 1994, short-term investments aggregated to $10.8 million and $11.7 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

     Stockholder's  equity  of  Oxford  increased  to  $106.2   million   in
1995   from   $85.6  million  in  1994.   During  1994,  Oxford  paid   cash
dividends of $4.9 million to Ponderosa.

     Applicable laws and regulations of the State of Arizona require the Company's insurance subsidiaries to maintain minimum capital and surplus determined in accordance with statutory accounting practices. With respect to Oxford, such amount is
$400,000.   In  addition,  the  amount of dividends  that  can  be  paid  to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. Statutory surplus which can be distributed as dividends without regulatory approval is $6,572,000 at December 31, 1995. These restrictions are not expected to have a material adverse effect on the ability of the Company to meet its cash obligations.

RWIC - PROPERTY AND CASUALTY
     Cash   flows  from  operating  activities  were  $31.0  million,  $28.8 million and $15.7 million for the years ended December 31, 1995, 1994 and 1993, respectively. The change is due to increased funds withheld, decreased paid losses recoverable and federal income taxes payable, and a smaller increase in accounts receivable than that for the year ended December 31, 1994. These increased cash flows were offset by a smaller change in loss and unearned premium reserves than that of the comparable period in 1994.

RWIC's short-term investment portfolio was $6.8 million at December
31, 1995. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs. This balance also reflects funds in transition from maturity proceeds to long-term investments. The structure of the long-term portfolio is designed to match future cash needs. Capital and operating budgets allow RWIC to accurately schedule cash needs.

     RWIC maintains a diversified investment portfolio, primarily in bonds at varying maturity levels. Approximately 98% of the portfolio consists of investment grade securities. The maturity distribution is designed to provide sufficient liquidity to meet future cash needs. Current liquidity is adequate, with current invested assets equal to total liabilities.

     Stockholder's equity increased 12.0% from $168.1 million at December 31, 1994 to $188.2 million at December 31, 1995. RWIC considers current stockholder's equity to be adequate to support future growth and absorb unforeseen risk events. RWIC does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions. RWIC paid no stockholder dividends during 1995. However, RWIC did declare a $6.7 million dividend during the first quarter of 1996.

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

CONSOLIDATED GROUP
     At March 31, 1996, total notes and loans payable outstanding was $998.2 million as compared to $881.2 million at March 31, 1995. This increase resulted from the repurchase of certain common stock pursuant to the Shoen Litigation. See "Item 3. Legal Proceedings".

     During each of the fiscal years ending March 31, 1997, 1998, and 1999, U-Haul estimates gross capital expenditures will average approximately $290 million as a result of the expansion of the rental truck fleet and self-storage operation. This level of capital expenditures, combined with an average of approximately $100 million in annual long-term debt maturities during this same period, are expected to create annual average funding needs of approximately $390 million. Management estimates that U-Haul will fund approximately 75% of these requirements with internally generated funds, including proceeds from the disposition of older trucks and other asset sales. The remainder of the required capital expenditures are expected to be financed through existing credit facilities, new debt placements, lease fundings and equity offerings. Also, see "Item 3. Legal Proceedings" for a discussion of additional funding requirements pursuant to the Shoen Litigation.

CREDIT AGREEMENTS
     The Company's operations are funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes, and revolving lines of credit with domestic and foreign banks. Principally to finance its fleet of trucks and trailers, the Company routinely enters into sale and leaseback transactions. As of March 31, 1996, the Company had
$998.2 million in total notes and loans payable outstanding and unutilized committed lines of credit of approximately $155.0 million.

     In  May  1996,  the  Company  issued $175.0  million  of  7.85%  Senior
Notes Due May 15, 2003. The Company intends to apply the net proceeds from the sale of the notes to pay down, at maturity, a portion of the Company's long-term debt.

     Certain of the Company's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, maintaining certain financial ratios, and placing certain additional liens on its properties and assets. At March 31, 1996, the Company was in compliance with these covenants.

     The Company is also restricted in the amount of dividends that it may pay pursuant to covenants contained in its credit agreements. As of the date hereof, the most restrictive of such covenants provides that the Company may pay cash dividends on its capital stock only in an amount not exceeding, in the aggregate,
computed  on  a  cumulative  basis,  the  sum  of  (i)  $15.0  million   and
(ii)  50%  of  consolidated  net  income  computed  on  a  cumulative  basis
for   the   entire  period  subsequent  to  March  31,  1993  (or  if   such
consolidated net income is a deficit figure, then minus 100% of such deficit), less dividends paid after such date. As of March
31, 1996, the amount available for the payment of cash dividends, as calculated above, was $61.5 million.

     The Company is further restricted in the issuance of certain types of preferred stock. The Company is prohibited from issuing shares of preferred stock that provide for any mandatory redemption, sinking fund payment, or mandatory prepayment, or that allow the holders thereof to require the Company or any subsidiary of the Company to repurchase such preferred stock at the option of such holders or upon the occurrence of any event or events without the consent of its lenders.

STOCKHOLDER LITIGATION
     As disclosed in "Item 3. Legal Proceedings," a judgment has been entered in the Shoen Litigation against five of the Company's current directors (the Director-Defendants) and one former director in the amount of approximately $461.8 million, plus statutory post-judgment interest. Pursuant to separate indemnification agreements, the Company has agreed to indemnify the defendants the fullest extent permitted by law or the Company's Articles of
Incorporation  or  By-Laws,  for  all  expenses  and  damages  incurred   by
the defendants in this proceeding, subject to certain exceptions. The Director-Defendants have filed for protection under Chapter 11 of the federal bankruptcy laws, resulting in the issuance of an order automatically staying the execution of the judgment against those defendants.

     Those defendants, in cooperation with the Company, filed plans of reorganization in the United States bankruptcy court for the
District   of   Arizona  all  of  which  propose  the   same   funding   and
treatment of the plaintiffs' claims resulting from the judgment in the Shoen Litigation. The plans of reorganization, as amended and restated on February 29, 1996, were confirmed by the bankruptcy court on March 15, 1996. The plans, as confirmed, shall collectively be referred to as the "Plan".

     On October 18, 1995, the Company repurchased 3,343,076 shares of Common Stock held by Maran, Inc. a Nevada corporation (Maran), in exchange for approximately $22.7 million and entered into a Settlement Agreement with Mary Anna Shoen Eaton (Shoen Eaton)
whereby in exchange for approximately $41.4 million, Shoen Eaton released the Director-Defendants and the Company from any liability relating to Shoen Litigation. As a result of the foregoing, and after giving effect to the discount achieved through settlement, approximately $84.6 million of the judgment in the Shoen Litigation was satisfied.

     Pursuant to the judgment in the Shoen Litigation, on January 30, 1996, the Company acquired 833,420 shares of Common Stock held by L.S.S., Inc. (L.S.S.) in exchange for approximately $5.7 million and paid damages to L.S. Shoen of approximately $15.4 million. The
Company also funded a total of approximately $2.1 million of statutory post-judgment interest on the above amounts. In addition, on February 7, 1996, the Company acquired 1,651,644 shares of Common Stock held by Thermar, Inc. (Thermar) by paying Thermar approximately $41.8 million, including damages of approximately $30.6 million. The Company also paid to Thermar approximately $4.1 million of statutory post-judgment interest on such amount. As a result of the foregoing transactions, the balance of the judgment has been reduced to approximately $315.2 million, plus interest claimed by the plaintiffs.

With respect to the remaining plaintiffs in the Shoen Litigation, the Plan provides for the payment by the Company of approximately
$84.5 million in exchange for 12,426,836 shares of Common Stock held by four of the plaintiffs and for the payment by the Company of approximately $230.7 million to certain of the plaintiffs as damages.

     As of the date hereof, an issue remains regarding whether or not the remaining plaintiffs are entitled to statutory post-judgment interest at the rate of 10% per year. As of June 24,
1996, total accrued interest on the outstanding balance of the judgment is approximately $42.2 million and is accruing at the rate of approximately $86,000 per day. Briefing regarding post-petition date interest and the computation thereof was completed June 21,
1996.   A  July  19,  1996  hearing date has  been  set  by  the  bankruptcy court. Those reserved issues do not affect the finality of the bankruptcy court's order confirming the Plan (Confirmation Order).
If   the   dispute   regarding  post-petition  date  interest   is   decided
adversely to the Director-Defendants and the Company, they intend to appeal any such decision. Pending the final resolution of the post-petition date interest dispute (including all appeals by either side), the Company intends, if necessary, to deposit either cash or, in appropriate circumstances, an irrevocable letter of credit into an escrow account to secure payment of the post-
petition  date  interest.   The  amount  of  the  escrow  deposit  would  be
in such case equal to the accrued interest to the date funds are deposited into escrow. As provided in the Plan, the escrow deposit, plus interest thereon, will remain until all aspects of
the   post-petition  date  interest  dispute  have  been  finally   decided,
including dischargeability litigation which the plaintiffs filed against the Director-Defendants in the bankruptcy court as an alternative means of trying to collect post-petition date interest. The dischargeability litigation has not been set for trial and is likely to await the outcome of the other aspects of the post-petition date interest dispute.

     On March 15, 1996, the bankruptcy court issued a Confirmation Order in each Director-Defendant's Chapter 11 case. This order provided that the effective date for the Plan (i.e., the date on which the Company will pay the plaintiffs an aggregate of approximately $315.2 million and the plaintiffs will surrender their Common Stock) will be no later than October 1, 1996 (absent compelling circumstances justifying an extension of that date).

     As  of  the  date  hereof,  the  Company has  not  yet  determined  all of the sources of cash which will be used to fund the Plan. The Company has identified approximately $150 million of surplus or non-
essential assets, including, but not limited to, surplus real estate and mortgage notes, which will be sold to raise a portion of the cash needed to fund the Plan. In order to comply with certain covenants in the Company's current credit agreements following the
repurchase  of  the  remaining  plaintiffs'  stock,  it  may  be   necessary
to increase stockholders' equity by issuing capital stock. Such capital stock may consist of dividend paying preferred stock, Series B Common Stock, Common Stock, or a combination of the foregoing.

     Because the Company has not determined all of the sources of cash to fund the Plan, the Company is unable to determine with certainty the impact the Plan will have on the Company's prospective financial condition, results of operations, cash flows, or capital expenditure plans. However, as a result of funding the
Plan,  the  Company  may  incur  additional  costs  in  the  future  in  the form of dividends on any dividend paying stock issued to fund the Plan and/or interest on borrowed funds. Furthermore, following consummation of the Plan, and without giving effect to any capital stock which may be issued as part of the Plan funding, the Company's outstanding Common Stock would be reduced by 12,426,836 shares, in addition to the 3,343,076 shares repurchased from Maran on October 18, 1995, the 833,420 shares repurchased from L.S.S. on January 30, 1996, and the 1,651,644 shares repurchased from Thermar on February 7, 1996.

     Other uncertainties remain about the Plan, including the tax treatment of the payments made and to be made by the Company pursuant to the Plan. Specifically, the Company plans to deduct for income tax purposes approximately $324.3 million of the payments made or to be made by the Company to the plaintiffs, which will reduce the Company's income tax liability. While the Company believes that such income tax deductions are appropriate, there can be no assurance that any such deductions ultimately will be allowed in full. Accordingly, for tax and other reasons, the Plan could result in material changes in the Company's financial condition, results of operations, and earnings per common share.

     Furthermore,   in  the  event  the  fair  value  of  the  consideration
paid   by  the  Company  to  the  plaintiffs  is  in  excess  of  the   fair
value of the stock repurchased by the Company, the Company will be required to record an expense equal to that difference. Based upon the uncertainties surrounding the funding of the Plan, the amount of such expense, if any, is not estimable as of the date hereof. No such expense was recorded for book purposes related to the Maran/Shoen Eaton, L.S.S. and Thermar transactions. No provision has been made in the Company's financial statements for any
payments   to   be  made  to  the  plaintiffs  in  the  future.    For   the
reasons set forth above, the Plan could have the effect of reducing the Company's net income.


OTHER
     Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", was issued by the Financial Accounting Standards Board in May 1993. This standard is effective for years beginning after December 15, 1994. The standard requires that an impaired loan's fair value be measured and compared to the recorded investment in the loan. If the fair value of the loan is less than the recorded investment in the loan, a valuation allowance is established. The Company adopted this statement during the first quarter of fiscal 1996, with no material impact on its financial condition or result of operations.

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", was issued by the Financial Accounting Standards Board in March 1995. This standard is effective for fiscal years beginning after December 15, 1995, and establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. The Company does not expect a material impact on its future financial condition or results of operations due to implementation of the statement.

     Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," was issued by the Financial Accounting Standards Board in October 1995. This standard is effective for transactions entered into in fiscal years that begin after December 15, 1995, and establishes a fair value-based method of accounting for stock options and other equity instruments. Under the fair value-based method of accounting, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. For stock options, fair value is determined using an option-pricing model that takes into account as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the risk-free interest rate for the expected term of the option. The Company has a stock option plan, but to date no stock options have been granted. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

     Statement of Position 93-7, "Reporting on Advertising Costs", was issued by the Accounting Standards Executive Committee in December 1993. This statement of position provides guidance on financial reporting on advertising costs in annual financial statements. The statement of position requires reporting advertising costs as expenses when incurred or when the advertising first takes place, reporting the costs of direct-response advertising, and amortizing (over the estimated period of benefit) the costs of direct-response advertising reported as assets. The Company had been recording yellow page directory costs as deferred assets and amortizing the costs over the duration of each listing. The majority of listings last one year. The Company adopted this statement effective April 1, 1995 recognizing additional advertising expense of $8.6 million upon implementation. The adoption had the effect of reducing net income by $5.5 million ($0.15 per share).

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

     The Report of Independent Accountants and Consolidated Financial Statements of the Company, including the notes to such statements, are set forth on pages 53 through 99 and are hereby incorporated herein.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT
                   ING AND FINANCIAL DISCLOSURE

     The Registrants have had no disagreements with their independent accountant in regard to accounting and financial disclosure and have not changed their independent accountant during the two most recent fiscal years.

                             PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

     Directors and/or Executive Officers of the Registrants as of June 24, 1996 were:

      Name                 Age                Office
      ----                 ---                ------

Edward J. Shoen             47        Chairman of the Board and
                                        President of AMERCO and U-Haul
Mark V. Shoen               45        Director of AMERCO and U-Haul
James P. Shoen              36        Vice President of AMERCO;
                                        Director of AMERCO and U-Haul
William E. Carty            69        Director of AMERCO and U-Haul
Aubrey K. Johnson           74        Director of AMERCO
John M. Dodds               59        Director of AMERCO and U-Haul
Richard J. Herrera          42        Director of AMERCO and U-Haul
Charles J. Bayer            56        Director of AMERCO
Gary B. Horton              52        Treasurer of AMERCO and
                                        Assistant Treasurer of U-Haul
Gary V. Klinefelter         48        Secretary and General Counsel of AMERCO
                                        and U-Haul
John A. Lorentz             69        Assistant Secretary of AMERCO and U-Haul
Rocky D. Wardrip            38        Assistant Treasurer of AMERCO
Harry B. DeShong, Jr.       47        Director of U-Haul
John C. Taylor              38        Director of U-Haul
Donald W. Murney            35        Treasurer of U-Haul
George R. Olds              54        Assistant Secretary of AMERCO and U-Haul

              Class I (Term expires at 1995 Meeting)
              --------------------------------------
     Aubrey K. Johnson, was a Director of the Company from 1987 until 1991. From 1991 until his re-election to the Board in August 1993, he served as a consultant and advisor to various organizations and individuals.

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

              Class IV (Term expires at 1994 Meeting)
              ---------------------------------------
     Edward J. Shoen has served as Director and Chairman of the Board of AMERCO since December 1986, as President since June 1987, as a Director of U-Haul since June 1990 and as the President of U-Haul since March 1991. Mr. Shoen has been associated with the Company since May 1971. Mr. Shoen has been an officer of Form Builders, Inc. since 1981.

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

     John  C. Taylor, Director of U-Haul since June 1990, has  been
associated  with  the  Company since  1981.   He  is  presently  an
Executive Vice President of U-Haul.

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

         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors, and owners of ten percent or more of the Company's common stock to file ownership reports with the Securities and Exchange Commission. Failure to do so can result in substantial monetary penalties in addition to injunctive remedies. Based upon the Company's non-receipt of Section 16 reports required to be furnished to the Company, the persons and corporations listed below have failed to file reports required by
Section 16(a) for the fiscal year ended March 31, 1996:

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

     Based on the stockholder agreements described in footnotes 1 and 2, pages 45 and 46, the foregoing persons and corporations, during the relevant reporting period, beneficially own more than ten percent of the Company's common stock.

     To the best of the Company's knowledge, based solely on a review of copies of Section 16 reports it has received, all filings required of the Company's officers and directors are current and in compliance with the Securities Exchange Act of 1934.

                 ITEM 11.  EXECUTIVE COMPENSATION

      The following Summary Compensation Table shows the annual compensation paid to the Company's chief executive officer and the four other most highly compensated executive officers of the Company during each of the last three fiscal years.

                    Summary Compensation Table

                                              Annual   Compensation
                                      ---------------------------------
                                                                All Other
  Name and Principal                 Salary      Bonus         Compensation
       Position            Year      ($) <F1>      ($)         ($)<F2>
- -----------------------------------------------------------------------
Edward    J.   Shoen       1996      572,939        -             8,231
Chairman of the
Board    and   President   1995      282,937        -             6,821
of AMERCO and U-Haul
                           1994      227,456  2,101,490          10,675


Mark    V.   Shoen         1996      325,255        -             8,231
Director of AMERCO
and    U-Haul              1995      310,053        -             6,821

                           1994      258,031        -             9,586


James    P.   Shoen        1996      240,251        -             8,231
Vice President and
Director    of   AMERCO    1995      236,783        -             6,821
and Director of U-Haul
                           1994      241,877        -             9,227


Gary    V.   Klinefelter   1996      201,543        -             8,231
Secretary and General
Counsel   of   AMERCO  and 1995      206,312     54,000           6,821
U-Haul
                           1994      210,005     50,000          10,448


Harry   B.   DeShong,  Jr. 1996      170,116        -             5,927
Director   of   U-Haul
                           1995      176,141     19,000           5,651

                           1994      159,588        -             6,440

     <F1> The annual fee for all services as a director is $26,400, which is paid in equal monthly installments. The Company's regular board meetings are held quarterly in May, August, November and February. An annual meeting is held in the first month following the annual meeting of stockholders.

     <F2> Represents the value of common stock allocated under  the
AMERCO   Employee  Savings,  Profit  Sharing  and  Employee   Stock
Ownership Plan.

                 REPORT ON EXECUTIVE COMPENSATION

     While the Company established a Compensation Committee in fiscal 1995 consisting of Charles J. Bayer, William E. Carty, and
Aubrey K. Johnson, the entire Board of Directors reviewed and determined the amount of compensation paid to the Chairman of the Board and President for fiscal 1996. The determination was subjective and not subject to a specific criteria. Although the Board of Directors had primary authority with respect to compensation decisions for the Company's other executive officers during fiscal 1996, the Chairman of the Board and President has historically made these decisions with the counsel of individual Board members, subject to the ability of the full Board to revise or override these decisions. The Chairman of the Board and President has advised the Board that the compensation levels for the Company's executive officers during fiscal year 1996 did not bear a specific relationship to the Company's performance. Rather, executive compensation was set at levels designed to retain the Company's executive officers and was based on subjective factors such as his perception of each officer's performance and changes in functional responsibility.

     In addition to its involvement in executive compensation matters as described above, the Board of Directors determines the amount,  if  any,  of the Company's contribution  pursuant  to  the
AMERCO   Employee  Savings,  Profit  Sharing  and  Employee   Stock
Ownership Plan.

     The Company's stockholders approved a stock option plan at the 1992 Annual Meeting of Stockholders. The stock option plan is designed to attract and retain employees upon whose judgment and effort the Company's success is dependent. As of June 26, 1996, no awards had been made under such plan.

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

     The Company has agreed to fund the plans of reorganization filed by William E. Carty and Aubrey K. Johnson under Chapter 11 of the federal bankruptcy laws, as discussed in "Item 3. Legal Proceedings".

                         PERFORMANCE GRAPH

     The following graph compares the cumulative total stockholder return on the Company's Common Stock for the period March 31, 1991 through March 31, 1996 with the cumulative total return on the Dow Jones Composite Average and the Dow Jones Transportation Average. The comparison assumes that $100 was invested on March 31, 1991 in the Company's Common Stock and in each of the comparison indices. Because no active trading market for the Company's Common Stock existed prior to November 1994, the graph reflects the annual
Common Stock appraisals obtained in connection with the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan for 1991 through 1994 and the closing price of the Common Stock trading on Nasdaq on March 31, 1995 and 1996.

     (The following descriptive data is supplied in accordance with Rule 304(d) of Regulation S-T.)

                         1991     1992     1993     1994     1995    1996
                        ------   ------   ------   ------   ------  ------
     AMERCO             100.00   117.39   168.48   184.78   232.34  263.59
     Dow Jones
     Transportation
     Average            100.00   112.25   123.60   125.39   134.15  175.28
     Dow Jones
     Composite Average  100.00   124.72   141.51   147.38   147.43  193.97

        ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                       OWNERS AND MANAGEMENT

     To the best of the Company's knowledge, the following table lists, as of June 24, 1996, (i) the beneficial ownership of Common Stock of each director and director nominee of the Company, of each executive officer named in Item 11, of all directors and executive officers of the Company as a group, and of those persons who beneficially own more than five percent (5%)of the Company's common stock; and (ii) the beneficial ownership of each director and director nominee of the Company, of each executive officer named in
Item 11, and of all directors and executive officers of the Company as a group, of the percentage of net payments made by the Company during the 1996 fiscal year in respect of fleet-owner contracts issued by U-Haul.

                                                       PERCENTAGE OF
                          SHARES OF                      NET FLEET
  NAME AND               COMMON STOCK     PERCENTAGE       OWNER
 ADDRESS OF              BENEFICIALLY     OF COMMON      CONTRACT
BENEFICIAL OWNER            OWNED         STOCK CLASS     PAYMENTS
- ----------------         ------------     -----------  -------------

Edward J. Shoen<F5>        16,710,981<F1>     50.96         .009
Chairman of the
Board and President
2727 N. Central Ave.
Phoenix, AZ  85004

Mark V. Shoen<F5>          16,710,981<F1>     50.96         .011
Director
2727 N. Central Ave.
Phoenix, AZ  85004

James P. Shoen<F5>         16,710,981<F1>     50.96         .021
Director and
Vice President
1325 Airmotive Way
Suite 100
Reno, NV  89502

Paul F. Shoen              16,710,981<F1>     50.96         .007
P.O. Box 524
Glenbrook, NV  89413

Sophia M. Shoen            16,710,981<F1>     50.96         .019
5104 N. 32nd Street
Phoenix, AZ  85018

Irrevocable Trust          16,710,981<F1>     50.96          N/A
between Edward J. Shoen
and Oxford Life Insurance
Company, as Trustee
2721 N. Central Ave.
Phoenix, AZ 85004

                                                       PERCENTAGE OF
                          SHARES OF                      NET FLEET
  NAME AND               COMMON STOCK     PERCENTAGE       OWNER
 ADDRESS OF              BENEFICIALLY      OF COMMON      CONTRACT
BENEFICIAL OWNER            OWNED         STOCK CLASS     PAYMENTS
- ----------------         ------------     -----------  -------------
Irrevocable Trust          16,710,981<F1>     50.96          N/A
between Mark V. Shoen
and Oxford Life Insurance
Company, as Trustee
2721 N. Central Ave.
Phoenix, AZ  85004

Irrevocable Trust          16,710,981<F1>     50.96          N/A
between James P. Shoen
and Oxford Life Insurance
Company, as Trustee
2721 N. Central Ave.
Phoenix, AZ  85004

Irrevocable Trust          16,710,981<F1>     50.96          N/A
between Paul F. Shoen
and Oxford Life Insurance
Company, as Trustee
2721 N. Central Ave.
Phoenix, AZ  85004

Irrevocable Trust          16,710,981<F1>     50.96          N/A
between Sophia M. Shoen
and Oxford Life Insurance
Company, as Trustee
2721 N. Central Ave.
Phoenix, AZ 85004

The ESOP Trust<F3>         16,710,981<F1>     50.96          N/A
2727 N. Central Ave.
Phoenix, AZ  85004

John M. Dodds                       0             0          N/A
Director
2727 N. Central Ave.
Phoenix, AZ  85004

William E. Carty<F5>                0             0         .062
Director
2727 N. Central Ave.
Phoenix, AZ  85004

Charles J. Bayer                1,325            **         .004
Director
2727 N. Central Ave.
Phoenix, AZ  85004

                                                       PERCENTAGE OF
                          SHARES OF                      NET FLEET
  NAME AND               COMMON STOCK     PERCENTAGE       OWNER
 ADDRESS OF              BENEFICIALLY     OF COMMON       CONTRACT
BENEFICIAL OWNER            OWNED         STOCK CLASS     PAYMENTS
- ----------------         ------------     -----------  -------------

Richard J. Herrera                981            **          N/A
Director
2727 N. Central Ave.
Phoenix, AZ  85004

Aubrey K. Johnson                  0              0          N/A
Director
2727 N. Central Ave.
Phoenix, AZ 85004

Gary V. Klinefelter            2,320             **          N/A
Secretary and
  General Counsel
2727 N. Central Ave.
Phoenix, AZ  85004

Harry DeShong                  1,772             **          N/A
Director of U-Haul
2727 N. Central Ave.
Phoenix, AZ  85004

Samuel W. Shoen           12,426,836<F2>      37.90         .008
(Katabasis, Inc.)*
1253 Umatilla Street
Port Townsend, WA  98368

Michael L. Shoen          12,426,836<F2>      37.90          N/A
(Mickl, Inc.)*
8202 N.W. 16th Ave.
Vancouver, WA  98665

Cecilia M. Hanlon         12,426,836<F2>      37.90         .029
(Cemar, Inc.)*
1421 Ranier Falls Drive
Atlanta, GA  30329

Katrina M. Carlson        12,426,836<F2>      37.90         .057
(Kattydid, Inc.)*
837 15th Street #D
Santa Monica, CA  90404

Executive Officers and    16,724,227<F4>      51.00          N/A
Directors as a group
(16 persons)

     *This corporation is the record owner of the shares of Common Stock beneficially owned by the named individual. To the best of the Company's knowledge, the named individual has sole voting control of the corporation that is the record owner of the Common Stock.

     **The percentage of the referenced class beneficially owned is less than one percent.

     <F1>  This  number  includes beneficial  ownership  of  shares attributed to a stockholder agreement dated as of May 1, 1992, as amended (the Stockholder Agreement) and includes shares directly owned by Edward J. Shoen (3,483,681); Mark V. Shoen (3,475,520);
James P. Shoen (2,278,814); Paul F. Shoen (2,446,058); Sophia M. Shoen (1,638,472); an Irrevocable Trust between Mark V. Shoen and Oxford Life Insurance Company (Oxford), as Trustee (527,604); an Irrevocable Trust between James P. Shoen and Oxford, as Trustee (337,426); an Irrevocable Trust between Paul F. Shoen and Oxford, as Trustee (71,976); an Irrevocable Trust between Sophia M. Shoen and Oxford, as Trustee (108,891); an Irrevocable Trust between Edward J. Shoen and Oxford, as Trustee (559,443); and The ESOP Trust (1,783,096) (collectively the "Stockholder Group"). The shares listed as held by the ESOP Trust include only the unallocated Common Stock and the Common Stock allocated to the accounts of Edward J. Shoen (2,771.59), Mark V. Shoen (2,496.99), James P. Shoen (2,465.92), Paul F. Shoen (779.33), and Sophia M.
Shoen (196.87). These shares are not included in the number of shares directly owned by Edward J. Shoen, Mark V. Shoen, James P. Shoen, Paul F. Shoen, and Sophia M. Shoen, as referenced in the first sentence of this footnote 1. The Stockholder Agreement restricts the disposition of shares of Common Stock to certain types of permitted dispositions. James P. Shoen, whose address is listed above, is the appointed attorney and authorized to vote the shares as agreed upon by the stockholders holding a majority of the shares subject to the Stockholder Agreement. As of the date of this Form 10-K, Edward J. Shoen, Mark V. Shoen, and James P. Shoen, each of whom is a director of the Company, collectively hold a majority of the shares subject to the Stockholder Agreement and, therefore, have the ability, if they so agree, to control the vote of the Common Stock that is subject to the Stockholder Agreement. The Stockholder Agreement will expire on March 5, 1999 unless earlier terminated (i) by the consent of stockholders holding more than 60% of the shares held under the Stockholder Agreement, (ii) upon the effective date of certain mergers or consolidations involving the Company, or (iii) at the respective election of Paul
F. Shoen or Sophia M. Shoen, upon the Company's failure to effect the registration of securities held by them. The information about the Stockholder Agreement contained in this footnote was obtained from one or more Schedule 13D filings. See footnote 3 below for information about the ESOP Trust and the ESOP Trustee's ability to vote the Common Stock held in the ESOP Trust.

     <F2>  This  number  includes beneficial  ownership  of  shares attributed to a shareholders' agreement and includes shares directly owned by Samuel W. Shoen/Katabasis, Inc. (4,041,924); Michael L. Shoen/Mickl, Inc. (4,036,304); Cecilia M. Hanlon/Cemar, Inc. (2,331,984); and Katrina M. Carlson/Kattydid, Inc. (2,016,624). The agreement, dated as of September 14, 1991, provides for the voting of the subject shares at the direction of a majority of the shareholders (on the basis of one vote per shareholder) party to the agreement. Michael L. Shoen, whose address is listed above, has been granted a proxy to vote the shares as agreed upon by a majority of the shareholders. Unless earlier terminated by a majority of the shareholders, the agreement will terminate on January 1, 2001. The information about the shareholders' agreement contained in this footnote was obtained from one or more Schedule 13D filings. Accordingly, the Company assumes no responsibility for its accuracy.

     <F3> The complete name of the ESOP Trust is the ESOP Trust
Fund for the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Trust. The ESOP Trustee, which consists of three individuals without a past or present employment history or business relationship with the Company, is appointed by the Company's Board of Directors. Under the ESOP, each participant (or such participant's beneficiary) in the ESOP directs the ESOP Trustee with respect to the voting of all common stock allocated to the participant's account. All shares in the ESOP Trust not allocated to participants continue to be voted by the ESOP Trustee, subject to the Stockholder Agreement. As of June 24, 1996, of the 3,184,237 shares of common stock held by the ESOP Trust, 1,409,852 shares were allocated to participants and 1,774,385 shares remained unallocated. Of the 1,409,852 allocated shares, approximately 8,711 shares are allocated to members of the Stockholder Group, which shares are voted in accordance with the terms of the Stockholder Agreement. Further, additional shares of common stock not presently allocated to participants' accounts in the ESOP Trust will be allocated as certain debt obligations of the ESOP Trust are repaid, resulting in a further reduction in the number of common shares subject to the Stockholder Agreement.

     <F4>  The  16,724,227  shares include the shares  beneficially owned by directors and executive officers as a result of the Stockholders Agreement discussed in footnote 1 above. Beneficial ownership of the shares of current officers and directors, without giving effect to Stockholder Agreement, discussed in Note 17 of Notes to Consolidated Financial Statements is 10,683,468 shares, or approximately 32.58% of the outstanding shares of Common Stock as of June 24, 1996.

     <F5>   The  executive  officers  and  directors  as  a   group
beneficially own 27,872 shares (0.46%) of the Company's Series A 8 1/2% Preferred Stock. Edward J. Shoen, Mark V. Shoen and William
E. Carty beneficially own 12,600 shares (0.21%), 7,700 shares (0.13%) and 6,000 shares (0.10%), respectively.

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has agreed to fund the plans of reorganization filed by Edward J. Shoen, James P. Shoen, William E. Carty, Aubrey
K. Johnson, and John M. Dodds under Chapter 11 of the federal bankruptcy laws, as described in "Item 3. Legal Proceedings".
Edward  J.  Shoen  and  James  P.  Shoen  are  major  stockholders, directors, and officers of the Company. William E. Carty, Aubrey K. Johnson, and John M. Dodds are directors of the Company.

     On December 18, 1995, the Company reimbursed Paul F. Shoen $1,500,000 for a payment made to the plaintiffs in partial satisfaction of the judgment in the Shoen Litigation. Paul F. Shoen is a major stockholder and is the brother of Edward J., Mark V., and James P. Shoen, who are major stockholders and directors of the Company.

     On May 31, 1995, the Company purchased 45,000 shares of the Company's Common Stock from Paul F. Shoen, a major stockholder of the Company, for $996,000 or $22.125 per share. The transaction was effected on Nasdaq.

     On  October  18, 1995, pursuant to the judgment in  the  Shoen
Litigation, the Company repurchased 3,343,076 shares of Common Stock held by Maran, Inc. in exchange for approximately $22,733,000 and entered into a Settlement Agreement with Mary Anna Shoen Eaton (Shoen Eaton) whereby in exchange for approximately $41,352,000, Shoen Eaton released the Director-Defendants and the Company from any liability relating to the Shoen Litigation. Shoen Eaton owns all of the voting stock of Maran, Inc. and is the sister of Edward J., Mark V., and James P. Shoen, who are major stockholders and directors of the Company. See "Item 3. Legal Proceedings".

     On January 30, 1996, pursuant to the judgment in the Shoen Litigation, the Company repurchased 833,420 shares of Common Stock held by L.S.S., Inc. (L.S.S.) in exchange for approximately
$5,667,000  and  funded  damages to  L.S.  Shoen  of  approximately
$15,433,000. The Company also funded a total of approximately $2,018,000 of statutory post-judgment interest on the above amounts. L.S. Shoen owns all the voting stock of L.S.S. and is the father of Edward J., Mark V., and James P. Shoen, who are major stockholders and directors of the Company. See "Item 3. Legal Proceedings".

     On February 7, 1996, pursuant to the judgment in the Shoen Litigation, the Company repurchased 1,651,644 shares of Common Stock held by Thermar, Inc. (Thermar) by paying approximately $41,785,000, including damages. The Company also paid to Thermar approximately $4,110,000 of statutory post-judgment interest on such amount. Thermar's major stockholder, Theresa M. Romero, is the sister of Edward J., Mark V., and James P. Shoen, who are major stockholders and directors of the Company. See "Item 3. Legal Proceedings".

     Pursuant to a Management Consulting Agreement, dated as of May 1, 1992, Sophia M. Shoen agreed to provide environmental and other consulting services to the Company. In consideration for these services, the Company agreed to pay Sophia M. Shoen a yearly fee of $100,000. The Management Consulting Agreement terminated May 1, 1995. Sophia M. Shoen is a major stockholder of the Company and is the sister of Edward, J., Mark V., and James P. Shoen, who are major stockholders and directors of the Company.

     During fiscal 1996, a tow dolly fleet owned by SAMLO, whose partners include L.S., Samuel W., Michael L., Mark V., Jacqueline Y., Paul F., James P., Sophia M., Bente B., and Esben L.B. Shoen, Theresa M. Romero, Katrina M. Carlson, and Asia A. and Maxwell L. Eaton, generated net operating revenues of $35,000. Mark V. and James P. Shoen are major stockholders and directors of the Company. L.S., Samuel W., Paul F., Sophia M., and Michael L. Shoen, Theresa
M. Romero and Katrina M. Carlson are or were major stockholders of the Company during fiscal 1996.

     During fiscal year 1996, U-Haul purchased $3,122,000 of printing from Form Builders, Inc. Edward J. Shoen is an officer of Form Builders, Inc. and Mark V. Shoen and his minor child are major stockholders of Form Builders, Inc.

     During fiscal year 1996, U-Haul purchased $1,558,000 of computer hardware from Computer Universe. James P. Shoen's family trust was a stockholder of Computer Universe until June 1, 1996. Pursuant to the conflict of interest policy of the Company, outside legal counsel evaluated the Computer Universe transaction and determined that it was fair to the Company.

     During fiscal 1996, a subsidiary of the Company received principal payments of $1,214,000, interest payments of $5,905,000 and management fees of $943,000 from SAC Self-Storage Corporation
(SAC). Mark V. Shoen, a major stockholder, director and officer of the Company owned all of the issued and outstanding voting common stock of SAC. SAC Non-Business Trust holds the non-voting common stock. During fiscal 1995, a subsidiary of the Company made a loan to SAC in the total principal amount of $54,671,000 for the purchase of 44 self-storage properties by SAC. Of the 44 SAC properties, SAC acquired 24 from the Company or its subsidiaries at a purchase price equal to the Company's acquisition cost plus capitalized costs. Such properties are currently being managed by the Company pursuant to a management agreement, under which the Company receives a management fee equal to 6% of the gross receipts from the properties. The management fee percentage is consistent with the fee received by the Company for other properties managed by the Company. The SAC loan consists of a senior note and a junior note with outstanding balances at March 31, 1996 of $44,286,000 and $9,170,000, respectively, bearing interest rates of 8.25% and 13.0%, respectively. The largest aggregate amount outstanding during the year was $54,671,000.

     During fiscal 1996, a subsidiary of the Company received principal payments of $591,000, interest payments of $2,546,000 and management fees of $170,000 from TWO SAC Self-Storage Corporation (TWO SAC). Mark V. Shoen, a major stockholder, director and officer of the Company owned all of the issued and outstanding voting common stock of TWO SAC. SAC Non-Business Trust holds the non-voting common stock. During fiscal 1996 and 1995, a subsidiary of the Company funded a loan to TWO SAC in the total principal amount of $51,168,000 for the purchase of 38 self-storage properties. Of the 38 TWO SAC properties, TWO SAC acquired 27 from the Company or its subsidiaries at a purchase price equal to the Company's acquisition cost plus capitalized costs. Such properties are currently managed by the Company pursuant to a management agreement, under which the Company receives a management fee equal to 6% of the gross receipts from the properties. The management fee percentage is consistent with the fee received by the Company for other properties managed by the Company. The TWO SAC Loan consists of a senior note and a junior note with outstanding balances at March 31, 1996 of $43,532,000 and $7,637,000, respectively, bearing interest rates of 8.25% and 13.0%, respectively. The largest aggregate amount outstanding during the year was $51,168,000.

     On March 5, 1996, SAC and TWO SAC merged to form a new corporation, Three SAC Self-Storage Corporation (Three SAC). Three SAC's voting common stock is owned by SAC Holding Corporation (SAC Holding) and the non-voting preferred stock is owned by SAC Non-Business Trust. The voting common stock of SAC Holding is held by Mark V. Shoen, a major stockholder, director and officer of the Company. Subsequent to year end, a subsidiary of the Company received principal payments of $348,000, interest payments of $1,544,000 and management fees of $492,000 from Three SAC.

     The SAC Non-Business Trust dated as of May 24, 1995 with IBJ Schroder Bank & Trust Company as Trustee, owns all of the issued and outstanding nonvoting preferred stock of Three SAC. Three SAC is capitalized with a contribution of 184,000 shares of Mark V. Shoen's AMERCO common stock. Three SAC has indicated to the
Company that it intends, after reserving sufficient funds for expenses and other reasonable amounts, to distribute any remaining Three SAC funds to the SAC Non-Business Trust. The SAC Non-Business Trust is required to distribute funds to its Beneficiary, which must be a non-profit entity benefiting the college age children of the Company's employees. At present, the Beneficiary is the U-Haul Scholarship Foundation, which exists to award scholarships to the children of the Company's qualifying employees. All scholarships will be awarded on behalf of the U-Haul Scholarship Foundation by an independent panel of educators.

Subsequent to year end, a subsidiary of the Company funded the purchase of five properties by Four SAC Self-Storage Corporation (Four SAC) for an amount of approximately $5,630,000. Four SAC is owned by SAC Holding. The voting common stock of SAC Holding is held by Mark V. Shoen, a major stockholder, director, and officer of the Company. Four SAC acquired one property from a subsidiary of the Company at a purchase price equal to the Company's acquisition cost plus capitalized costs. Such properties are currently managed by the Company under which the Company will receive a management fee equal to 6% of the gross receipts from the properties. The management fee percentage is consistent with the fee received by the Company for other properties managed by the Company.

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
                                                           -------
   1.  Financial Statements

       Report of Independent Accountants - AMERCO and
         Consolidated Subsidiaries                            53
       Consolidated Balance Sheets -
         March 31, 1996 and 1995                              54
       Consolidated Statements of Earnings -
         Years ended March 31, 1996, 1995 and 1994            56
       Consolidated Statements of Changes in Stockholders'
         Equity - Years ended March 31, 1996, 1995 and 1994 57 Consolidated Statements of Cash Flows - Years ended
         March 31, 1996, 1995 and 1994                        59
       Notes to Consolidated Financial Statements -
         March 31, 1996, 1995 and 1994                        61

   2.  Additional Information
       Summary of Earnings of Independent Trailer Fleets     100
       Notes to Summary of Earnings of Independent
         Trailer Fleets                                      101

   3. Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 14

       Condensed Financial Information of Registrant --
         Schedule I                                          103
       Supplemental Information (for Property-Casualty
         Insurance Underwriters) -- Schedule V               108
            All   other  schedules  are  omitted  as  the  required
information is not applicable or the information is presented in the financial statements or related notes.

   3.  Exhibits Filed

       Exhibit No.              Description
       -----------              -----------

          2.1     Order Confirming Plan <F1>
          2.2     Second Amended and Restated Debtor's Plan of
                    Reorganization Proposed by Edward J. Shoen <F1>
          3.1     Restated Articles of Incorporation <F2>
          3.2     Restated By-Laws of AMERCO as of
                    August 15, 1995 <F3>
          4.1     Debt Securities Indenture <F1>
          4.2     First Supplemental Indenture, Dated as
                    of May 6, 1996 <F4>
         10.1     AMERCO Employee Savings, Profit Sharing and
                    Employee Stock Ownership Plan <F5>
         10.2     U-Haul Dealership Contract <F5>
         10.3     Share Repurchase and Registration Rights
                    Agreement <F5>
         10.4     Share Repurchase and Registration Rights
                    Agreement <F5>
         10.5     ESOP Loan Credit Agreement <F6>
         10.6     ESOP Loan Agreement <F6>
         10.7     Trust Agreement for the AMERCO Employee Savings,
                    Profit Sharing and Employee Stock Ownership <F6>
         10.8     Amended Indemnification Agreement <F6>
         10.9     Indemnification Trust Agreement <F6>
         10.10    W.E. Carty Installment Sales Agreement <F6>
         10.11    Promissory Notes between SAC Self-Storage Corporation
                    and a subsidiary of AMERCO <F7>
         10.12    Promissory Notes between Two SAC Self-Storage Corporation
                    and a subsidiary of AMERCO <F3>
         10.13    Management Agreement between SAC Self-Storage Corporation
                    and a subsidiary of AMERCO <F3>
         10.14    Management Agreement between SAC Self-Storage Corporation
                    and a subsidiary of AMERCO <F3>
         10.15    Settlement Agreement, dated September 19, 1995, among
                    Mary Anna Shoen Eaton, Maran, Inc., Edward J. Shoen,
                    James P. Shoen, Aubrey K. Johnson, John M. Dodds,
                    William E. Carty and AMERCO<F8>
         10.16    Full and Final Release of All Claims, dated September 19,
                    1995, executed by Maran, Inc., Mary Anna Shoen Eaton and Timothy Eaton <F8>
         10.17    Full and Final Release of All Claims, dated September 19,
                    1995, executed by AMERCO, Edward J. Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds and William E.Carty <F8>
         10.18    Stock Purchase Agreement, dated September 19,1995 among
                    Mary Anna Shoen Eaton, Maran, Inc., Edward J. Shoen,
                    James P. Shoen, Aubrey K. Johnson, John M. Dodds, and William E. Carty <F8>
         10.19     Agreement, dated October 17, 1995, among AMERCO, Edward J.
                     Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds, and William E. Carty <F8>
         10.20     Directors' Release, dated October 17, 1995, executed by
                     Edward J. Shoen, James P. Shoen, Aubrey K. Johnson,
                     John M. Dodds and William E. Carty in favor of AMERCO <F8>
         10.21     AMERCO Release, dated October 17, 1995, executed by AMERCO in favor of Edward J. Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds and William E. Carty <F8>
         10.22    Settlement Agreement with Paul F. Shoen <F9>
         12       Statements re Computation of Ratios
         21       Subsidiaries of AMERCO
         27       Financial Data Schedule
        P28       Information Furnished to State Insurance
                    Regulators <F10>

3.  Exhibits Filed
 ________________

<F1>Incorporated   by  reference  to  the  Company's   Registration
    Statement on Form S-3, Registration no. 333-1195.
<F2>Incorporated by reference to the Company's Quarterly Report  on
    Form 10-Q for the quarter ended December 31, 1992, file no.  0-
    7862.
<F3>Incorporated  by reference to the Company Quarterly  Report  on
    Form  10-Q for the quarter ended September 30, 1995,  file  no.
    0-7862.
<F4>Incorporated by reference to the Company's Report on Form  8-K, dated
    May 6, 1996.
<F5>Incorporated  by  reference to the Company's Annual  Report  on
    Form 10-K for the year ended March 31, 1993, file no. 0-7862.
<F6>Incorporated  by  reference to the Company's Annual  Report  on
    Form 10-K for the year ended March 31, 1990, file no. 0-7862.
<F7>Incorporated by reference to the Company's Quarterly Report  on
    Form 10-Q for the quarter ended September 30, 1994, file no. 0-
    7862.
<F8>Incorporated by reference to the Company's Quarterly Report  on
    Form 10-Q for the quarter ended September 30, 1995, file no. 0-
    7862.
<F9>Incorporated  by  reference to the Company's Annual  Report  on
    Form 10-K for the year ended March 31, 1995, file no. 0-7862.
<F10> Filed in paper under cover of Form S-E.



(b) No report on Form 8-K has been filed during the last quarter of the period covered by this report.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------




To the Board of Directors
and Stockholders of AMERCO


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (3) on page 50 present fairly, in all material respects, the financial position of AMERCO and its subsidiaries at March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for advertising costs in fiscal 1996. As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for postretirement benefits in fiscal 1994.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Summary of Earnings of Independent Trailer Fleets included on pages 100 through 102 of this Form 10-K is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




PRICE WATERHOUSE LLP

Phoenix, Arizona
June 25, 1996

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                          Consolidated Balance Sheets

                                   March 31,


             Assets                             1996        1995
                                          -----------------------
                                                 (in thousands)

Cash and cash equivalents                 $    31,168      35,286
Receivables                                   340,564     311,752
Inventories                                    45,891      50,337
Prepaid expenses                               16,415      25,933
Investments, fixed maturities                 879,702     705,428
Investments, other                            126,587     135,220
Deferred policy acquisition costs              49,995      49,244
Other assets                                   20,941      18,543
                                          -----------------------

Property, plant and equipment, at cost:
   Land                                       212,593     214,033
   Buildings and improvements                 769,380     735,624
   Furniture and equipment                    188,734     179,016
   Rental trailers and other rental
     equipment                                256,411     245,892
   Rental trucks                              968,131     913,641
   General rental items                        24,197      51,890
                                          -----------------------
                                            2,419,446   2,340,096
   Less accumulated depreciation            1,102,731   1,065,850
                                          -----------------------

     Total property, plant and equipment    1,316,715   1,274,246
                                          -----------------------





















                                          $ 2,827,978   2,605,989
                                          =======================







[FN]
The accompanying notes are an integral part of these consolidated financial statements.

Liabilities and Stockholders' Equity            1996        1995
                                          -----------------------
                                                 (in thousands)
Liabilities:
   Accounts payable and accrued
     liabilities                          $   151,754     127,613
   Notes and loans                            998,220     881,222
   Policy benefits and losses, claims
     and loss expenses payable                483,561     475,187
   Liabilities from premium deposits          410,787     304,979
   Cash overdraft                              32,159      31,363
   Other policyholders' funds and
     liabilities                               25,713      20,378
   Deferred income                              2,926       7,426
   Deferred income taxes                       73,310      71,037
                                          -----------------------

Stockholders' equity:
   Serial preferred stock, with or
     without par value, 50,000,000
     shares authorized; 6,100,000 shares
     issued without par value and
     outstanding as of March 31, 1996
     and 1995                                     -           -
   Serial common stock, with or without
     par value, 150,000,000 shares
     authorized, none issued and
     outstanding                                  -           -
   Series A common stock of $0.25 par
     value, 10,000,000 shares
     authorized, 5,762,495 shares
     issued in 1996 and 1995                    1,441       1,441
   Common stock of $0.25 par value,
     150,000,000 shares authorized,
     34,237,505 shares issued in
     1996 and 1995                              8,559       8,559
   Additional paid-in capital                 165,756     165,675
   Foreign currency translation
     adjustment                               (11,877)    (12,435)
   Unrealized gain (loss) on investments       11,097      (6,483)
   Retained earnings                          609,019     561,589
                                          -----------------------
                                              783,995     718,346
   Less:
      Cost of common shares in treasury
        (7,209,077 and 1,335,937 shares
        as of March 31, 1996 and 1995,
        respectively)                         111,118      10,461
      Unearned employee stock
        ownership plan shares                  23,329      21,101
                                          -----------------------
           Total stockholders' equity         649,548     686,784

Contingent liabilities and commitments
                                          -----------------------


                                          $ 2,827,978   2,605,989
                                          =======================




[FN]
The accompanying notes are an integral part of these consolidated financial statements.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                        Consolidated Statements of Earnings

                               Years ended March 31,

                                       1996        1995        1994
                                  ----------------------------------
                                 (in thousands except per share data)
Revenues
   Rental and other revenue     $    920,379     888,295     811,705
   Net sales                         173,806     170,204     156,038
   Premiums                          154,249     135,648     123,344
   Net investment income              45,989      42,085      38,807
                                ------------------------------------
        Total revenues             1,294,423   1,236,232   1,129,894

Costs and expenses
   Operating expense                 732,841     656,693     612,409
   Advertising expense                38,926      29,124      26,292
   Cost of sales                     108,662      93,485      92,179
   Benefits and losses               151,232     133,407     120,825
   Amortization of deferred
     acquisition costs                17,131      10,896       9,343
   Depreciation                       81,847     151,409     133,485
   Interest expense                   67,558      67,762      68,859
                                ------------------------------------
       Total costs and
       expenses                    1,198,197   1,142,776   1,063,392

Pretax earnings
  from operations                     96,226      93,456      66,502
Income tax expense                   (35,832)    (33,424)    (19,853)
                                ------------------------------------
Earnings from operations before
  extraordinary loss on early
  extinguishment of debt and
  cumulative effect of change
  in accounting principle             60,394      60,032      46,649
Extraordinary loss on early
  extinguishment of debt, net            -           -        (3,370)
Cumulative effect of change in
  accounting principle, net              -           -        (3,095)
                                ------------------------------------
       Net earnings             $     60,394      60,032      40,184
                                ====================================

Earnings per common share:
  Earnings from operations
    before extraordinary loss
    on early extinguishment of
    debt and cumulative effect
    of change in accounting
    principle                   $       1.33        1.23        1.06
  Extraordinary loss on early
    extinguishment of debt, net          -           -          (.09)
  Cumulative effect of change
    in accounting principle, net         -           -          (.08)
                                ------------------------------------
       Net earnings             $       1.33        1.23         .89
                                ====================================

Weighted average common
  shares outstanding              35,736,335  38,190,552  38,664,063
                                ====================================

[FN]
The accompanying notes are an integral part of these consolidated financial statements.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                              Years ended March 31,


                                          1996      1995      1994
                                        ---------------------------
                                               (in thousands)
Series A common stock of $0.25 par
  value:  10,000,000 shares
  authorized, 5,762,495 shares issued
  in 1996 and 1995, 5,754,334 in 1994
    Beginning of year                 $   1,441     1,438       -
      Exchange for Series A common
        stock                               -         871     1,438
      Exchange for common stock             -        (868)      -
                                      -----------------------------
    End of year                           1,441     1,441     1,438
                                      -----------------------------

Common stock of $0.25 par value:
  150,000,000 shares authorized in
  1996, 1995 and 1994, 34,237,505
  shares issued in 1996 and 1995,
  34,245,666 in 1994
      Beginning of year                   8,559     8,562    10,000
        Exchange for Series A common
          stock                             -        (871)   (1,438)
        Exchange for common stock           -         868       -
                                      -----------------------------
      End of year                         8,559     8,559     8,562
                                      -----------------------------

Additional paid-in capital:
  Beginning of year                     165,675   165,651    19,331
    Issuance of preferred stock             -         -     146,320
    Issuance of common shares under
      leveraged employee stock
      ownership plan                         81        24       -
                                      -----------------------------
  End of year                           165,756   165,675   165,651
                                      -----------------------------

Foreign currency translation:
  Beginning of year                     (12,435)  (11,152)   (6,122)
    Change during year                      558    (1,283)   (5,030)
                                      -----------------------------

  End of year                           (11,877)  (12,435)  (11,152)
                                      -----------------------------

Unrealized gains (losses) on
  investments:
  Beginning of year                      (6,483)      679       -
    Change during year                   17,580    (7,162)      679
                                      -----------------------------

  End of year                            11,097    (6,483)      679
                                      -----------------------------

[FN]
The accompanying notes are an integral part of these consolidated financial statements.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                             Years ended March 31,


                                          1996      1995      1994
                                        ---------------------------
                                               (in thousands)
Retained earnings:
  Beginning of year                     561,589   514,521   482,163
    Net earnings                         60,394    60,032    40,184
    Dividends paid to stockholders:
    Preferred stock: ($2.13, $2.13
      and $0.78 per share for 1996,
      1995 and 1994, respectively)      (12,964)  (12,964)   (4,753)
    Common stock: ($0.08 per share
      for 1994)                             -         -      (3,147)
    Tax benefits related to leveraged
      employee stock ownership plan
      dividends                             -         -          74
                                      -----------------------------
  End of year                           609,019   561,589   514,521
                                      -----------------------------

Less Treasury stock:
  Beginning of year                      10,461    10,461    10,461
    Net increase (5,873,140 shares
    in 1996)                            100,657       -         -
                                      -----------------------------

  End of period                         111,118    10,461    10,461
                                      -----------------------------

Less Unearned employee stock
  ownership plan shares:
    Beginning of year                    21,101    17,451    14,953
      Increase in loan                    4,576     5,672     4,335
      Proceeds from loan                 (2,348)   (2,022)   (1,837)
                                      -----------------------------

    End of year                          23,329    21,101    17,451
                                      -----------------------------

Total stockholders' equity            $ 649,548   686,784   651,787
                                      =============================


[FN]
The accompanying notes are an integral part of these consolidated financial statements.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                             Years ended March 31,


                                         1996      1995      1994
                                     -----------------------------
                                              (in thousands)
Cash flows from operating
  activities:
Net earnings                        $   60,394    60,032    40,184
  Depreciation and amortization        102,427   163,890   148,740
  Provision for losses on accounts
    receivable                           4,492     4,958     1,938
  Net (gain) loss on sale of real
    and personal property                2,142    (3,390)   (2,114)
  Gain on sale of investments           (5,172)     (868)   (4,195)
  Cumulative effect of change
    in accounting principle                -         -       3,095
  Changes in policy liabilities
    and accruals                        20,010    32,489    13,330
  Additions to deferred policy
    acquisition costs                  (21,507)  (12,119)   (7,440)
  Net change in other operating
    assets and liabilities             (10,882)  (22,848)    9,312
                                    ------------------------------
Net cash provided by operating
  activities                           151,904   222,144   202,850

Cash flows from investing
  activities:
  Purchases of investments:
    Property, plant and equipment     (291,057) (434,992) (530,520)
    Fixed maturities                  (332,155) (186,000) (280,345)
    Real estate                         (8,127)  (11,576)     (176)
    Mortgage loans                     (10,560) (107,571)  (64,467)
  Proceeds from sales of
    investments:
    Property, plant and equipment      165,490   185,098   214,543
    Fixed maturities                   190,846   192,428   211,437
    Real estate                          2,749       927     1,552
    Mortgage loans                      29,447    18,535    81,619
  Changes in other investments           9,169   (12,327)    8,539
                                    ------------------------------
Net cash used by investing
  activities                          (244,198) (355,478) (357,818)





[FN]
The accompanying notes are an integral part of these consolidated financial statements.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                             Years ended March 31,


                                         1996      1995      1994
                                     -----------------------------
                                              (in thousands)
Cash flows from financing
  activities:
  Net change in short-term
    borrowings                          84,500   178,750    21,750
  Proceeds from notes                  140,141    68,845   186,000
  Debt issuance costs                   (1,663)   (1,422)     (531)
  Loan to leveraged Employee Stock
    Ownership Plan                      (4,576)   (5,672)   (4,335)
  Proceeds from leveraged Employee
    Stock Ownership Plan                 2,348     2,022     1,837
  Principal payments on notes         (107,643)  (90,137) (181,107)
  Issuance of preferred stock              -         -     146,320
  Extraordinary loss on early
    extinguishment of debt                 -         -      (3,370)
  Net change in cash overdraft             796     4,804     1,708
  Dividends paid                       (12,964)  (12,964)   (7,900)
  Treasury stock acquisitions         (100,657)      -         -
  Investment contract deposits         163,423    65,386    31,932
  Investment contract withdrawals      (75,529)  (59,434)  (40,185)
                                    ------------------------------
Net cash provided by
  financing activities                  88,176   150,178   152,119
                                    ------------------------------
Increase (decrease) in cash
  and cash equivalents                  (4,118)   16,844    (2,849)
Cash and cash equivalents at
  beginning of year                     35,286    18,442    21,291
                                    ------------------------------
Cash and cash equivalents at
  end of year                       $   31,168    35,286    18,442
                                    ==============================















[FN]
The accompanying notes are an integral part of these consolidated financial statements.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements

                     March 31, 1996, 1995 and 1994


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
     AMERCO, a Nevada corporation (the Company), is the holding company for U-Haul International, Inc. (U-Haul), Ponderosa Holdings, Inc. (Ponderosa), and Amerco Real Estate Company (AREC). All references to a fiscal year refer to the Company's fiscal year ended March 31 of that year. See Note 20 of Notes to Consolidated Financial Statements for financial information regarding the Company's three primary industry segments, which are represented by U-Haul and Ponderosa's two principal subsidiaries.

PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of the parent corporation, AMERCO, and its subsidiaries, all of which are wholly-owned. All material intercompany accounts and transactions of AMERCO and its subsidiaries have been eliminated.

     The operating results and financial position of AMERCO's consolidated insurance operations are determined as of December 31 of each year. There were no effects related to intervening events between January 1 and March 31 of 1996, 1995 or 1994, that would materially affect the consolidated financial position or results of operations for the financial statements presented herein. See Note 19 of Notes to Consolidated Financial Statements for additional information regarding the subsidiary.

DESCRIPTION OF BUSINESS
     U-Haul is primarily engaged, through subsidiaries, in the rental of trucks, automobile-type trailers and support rental items to the do-
it-yourself  moving  customer.  The  Company's  do-it-yourself   moving
business operates under the registered tradename U-Haul (registered trademark) through an extensive and geographically diverse distribution network throughout the United States and Canada. Additionally, U-Haul sells related products (such as boxes, tapes and packaging materials) and rents various kinds of equipment (such as floor polishing and carpet cleaning equipment). In addition, U-Haul offers for rent self-storage space through Company-owned or managed locations.

     Ponderosa   serves  as  the  holding  company  for  the  Company's
insurance businesses. Ponderosa's two principal subsidiaries are Oxford Life Insurance Company (Oxford) and Republic Western Insurance Company (RWIC). Oxford and RWIC have been consolidated on the basis of calendar years ended December 31. Accordingly, all references to the years 1995, 1994, and 1993 corresponds to the Company's fiscal years
1996, 1995, and 1994, respectively. Oxford primarily reinsures life, health, and annuity type insurance products and administers the
Company's self-insured employee health plan. RWIC originates and reinsures property and casualty type insurance products for various market participants, including independent third parties, the Company's customers, and the Company. RWIC's principal strategy is to capitalize on its knowledge of insurance products aimed at the moving and rental markets.

     AREC owns and actively manages most of the Company's real estate assets, including the Company's U-Haul Center locations. In addition to its U-Haul operations, AREC actively seeks to lease or dispose of the Company's surplus properties.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

FOREIGN CURRENCY
     The consolidated financial statements include the accounts of U-Haul Co. (Canada) Ltd., a subsidiary of AMERCO.

     Assets and liabilities, denominated in currencies other than U.S. dollars, are translated to U.S. dollars at the exchange rate as of the balance sheet date. Income and expense amounts are translated at the average exchange rate during the fiscal year.

ACCOUNTING ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
     The   Company  considers  liquid  investments  with  an  original maturity of three months or less to be cash equivalents.

RECEIVABLES
     Accounts receivable of Ponderosa include premiums and agents' balances due, net of commissions payable, and amounts due from ceding reinsurers. Accounts receivable of Ponderosa are reduced by amounts considered by management to be uncollectible. Accounts receivable of the Company's rental subsidiaries principally include trade accounts receivable and mortgage and other notes receivable. Accounts receivable are reduced by amounts considered by management to be uncollectible based on historical collection loss experience and a review of the current status of existing receivables by the Company's rental subsidiaries.

INVENTORIES
     Inventories are primarily valued at the lower of cost (last-in first-out) (LIFO) or market.

INVESTMENTS
     Fixed maturity investments classified as held-to-maturity are recorded at cost adjusted for the amortization of premiums or accretion of discounts while those classified as available-for-sale are recorded at fair value with unrealized gains or losses reported on a net basis as a separate component of shareholders' equity. The Company does not maintain a trading portfolio. Mortgage loans on real estate are carried at unpaid balances, net of allowance for possible losses and any unamortized premium or discount. Real estate is carried at cost less accumulated depreciation. Policy loans are carried at their unpaid balance. Impaired securities are written down to fair value which becomes the new cost basis. Fair values for investments are based on quoted market prices or dealer quotes.

     Short-term investments consist of other securities scheduled to mature within one year of their acquisition date. See Note 4 of Notes to Consolidated Financial Statements.

     Interest on bonds and mortgage loans is recognized when earned. Dividends on common and redeemable preferred stocks are recognized on ex-dividend dates. Realized gains and losses on the sale of investments are recognized at the trade date and included in net income using the specific identification method.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

DEFERRED POLICY ACQUISITION COSTS
     Commissions and other costs incurred in acquiring traditional life insurance, interest sensitive annuity policies, accident and health insurance and property-casualty insurance which vary with and are primarily related to the production of new business, have been deferred.

     Traditional life, certain annuity and accident and health acquisition costs are amortized over the premium paying period of the related policies in proportion to the ratio of annual premium income to expected total premium income. Such expected premium income is estimated using assumptions as to mortality and withdrawals consistent with those used in calculating the policy benefit reserves.

     Credit and health acquisitions costs are deferred and amortized over the term of the contracts in relation to premiums earned.

     Acquisition costs for annuity policies are being amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges and investment, mortality and expense margins.

     Property-casualty  acquisition  costs  are  amortized  over   the
related contract period which generally does not exceed one year.

PROPERTY, PLANT AND EQUIPMENT
     Property,  plant  and  equipment are  carried  at  cost  and  are depreciated on the straight-line and accelerated methods over the estimated useful lives of the assets. Maintenance and repairs are charged to operating expenses as incurred. Major overhaul costs of rental equipment, principally trucks, are amortized over the estimated period benefited. Renewals and betterments are capitalized. Gains and losses on dispositions of property, plant and equipment are included in other revenue as realized. Interest costs incurred as part of the initial construction of assets are capitalized. Interest expense of $1,807,000, $1,727,000 and $595,000 was capitalized in the years ended 1996, 1995 and 1994, respectively.

     Based on an in-depth market analysis, the Company increased the estimated salvage value of certain rental trucks. The effect of the change increased net income for the year ended March 31, 1996 by $44,373,000 ($1.24 per share).

     Certain recoverable environmental costs related to the removal of underground storage tanks or related contamination are capitalized and depreciated over the estimated useful lives of the properties. The capitalized costs improve the safety or efficiency of the property as compared to when the property was originally acquired or are incurred in preparing the property for sale.

     At March 31, 1996, the book value of the Company's real estate that is no longer necessary for use in the Company's current operations, and available for sale/lease, was approximately $27,585,000. Such surplus real estate is carried at cost, less accumulated depreciation, which is less than or approximate to net realizable value.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

FINANCIAL INSTRUMENTS
     The Company enters into interest rate swap agreements to reduce its interest rate exposure; the Company does not use them for trading purposes. Amounts to be paid or received under the agreements are accrued. Although the Company is exposed to credit loss for the interest rate differential in the event of nonperformance by the counterparties to the agreements, it does not anticipate nonperformance by the counterparties.

     At March 31, 1996, interest rate swap agreements with an aggregate notional amount of $168,000,000 were outstanding.
Management estimates that at March 31, 1996 and 1995, the Company would be required to pay $9,000,000 and $6,000,000, respectively, to terminate the agreements. Such amounts were determined from current treasury rates combined with swap spreads on agreements outstanding.

     The Company has mortgage loans receivable which potentially expose the Company to credit risk. The portfolio of notes is principally collateralized by mini-warehouse storage facilities and other residential and commercial properties. The Company has not experienced losses related to the notes from individual notes or groups of notes in any particular industry or geographic area. The estimated fair values were determined using the discounted cash flow method, using interest rates currently offered for similar loans to borrowers with similar credit ratings.

Summary of mortgage loans receivable:
                                                    Year ended
                                               --------------------
                                                 1996         1995
                                               --------------------
                                                   (in thousands)

      Book value                             $ 154,736      135,424
                                               ====================

      Estimated fair value                   $ 157,867      140,062
                                               ====================


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

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

POLICY BENEFITS RESERVES, UNPAID LOSSES AND LOSS EXPENSES
       Liabilities for policy benefits payable on traditional life and certain annuity policies are established in amounts adequate to meet estimated future obligations on policies in force. These liabilities are computed using the net level premium method and include mortality and withdrawal assumptions which are based upon recognized actuarial tables and contain margins for adverse deviation. At December 31, 1995, interest assumptions used to compute policy benefits payable range from 2.5% to 12.8%.

     With respect to annuity policies accounted for as investment contracts, the liability for investment contract deposits consists of policy account balances that accrue to the benefit of the policyholders, excluding surrender charges. Fair value of investment contract deposits at December 31, 1995 is $380,774,000.

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

RENTAL AND OTHER REVENUE
     The Company recognizes its share of rental revenue on the accrual basis pursuant to contractual arrangements between AMERCO, fleet owners, rental dealers and customers. See Note 8 of Notes to Consolidated Financial Statements for further discussion.

PREMIUM REVENUE
     Accident and health, credit life and health, and property-casualty gross premiums are earned on a pro rata basis over the term of the related contracts. Traditional life and annuity premiums are recognized as revenue when due from policyholders. Revenue for annuity policies accounted for as investment contracts consist of margins and surrender charges that have been assessed against policy account balances during the period. The portion of premiums not earned at the end of the period is recorded as unearned premiums.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

REINSURANCE
     Reinsurance premiums, commissions, and expense reimbursements related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies have been reported as a reduction of premium income. Assets and liabilities relating to reinsured contracts are reported gross of the effects of reinsurance. See also "Policy Benefits Reserves, Unpaid Losses and Loss Expenses" above.

INCOME TAXES
     In addition to charging income for taxes paid or payable, the provision for income taxes reflects deferred income taxes resulting from changes in temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

  The Company files a consolidated federal income tax return with its insurance subsidiaries.

NEW ACCOUNTING STANDARDS
     Statement of Financial Accounting Standards No. 114 - Accounting by Creditors for Impairment of a Loan. Effective for years beginning after December 15, 1994, the standard requires that an impaired loan's fair value be measured and compared to the recorded investment in the loan. If the fair value of the loan is less than the recorded investment in the loan, a valuation allowance is established. The Company adopted this statement in the first quarter of fiscal 1996, with no material impact on its financial condition or results of operations.

     Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Effective for fiscal years beginning after December 15, 1995, the standard establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. The Company does not expect a material impact on its future financial condition or results of operations due to implementation of the statement.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

NEW ACCOUNTING STANDARDS, continued

     Statement of Financial Accounting Standards No. 123 - Accounting for Stock-Based Compensation. Effective for transactions entered into in fiscal years that begin after December 15, 1995, the standard establishes a fair value-based method of accounting for stock options and other equity instruments. Under the fair value-based method of accounting, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. For stock options, fair value is determined using an option-pricing model that takes into account as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, the expected dividends on the stock and the risk-free interest rate for the expected term of the option. The Company has a stock option plan, but to date no stock options have been granted. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

     Statement of Position 93-7, "Reporting on Advertising Costs", was issued by the Accounting Standards Executive Committee in December 1993. This statement of position provides guidance on financial reporting on advertising costs in annual financial statements. The statement of position requires reporting advertising costs as expenses when incurred or when the advertising first takes place, reporting the costs of direct-response advertising, and amortizing (over the estimated period of benefit) the costs of direct-response advertising reported as assets. The Company had been recording yellow page directory costs as deferred assets and amortizing the costs over the duration of each listing. The majority of listings last one year. The Company adopted this statement effective April 1, 1995 recognizing additional advertising expense of $8,647,000 upon implementation. The adoption had the effect of reducing net income by $5,474,000 ($0.15 per share).

     Other pronouncements issued by the Financial Accounting Standards Board with future effective dates are either not applicable or not material to the consolidated financial statements of the Company.

EARNINGS PER SHARE
     Earnings per common share are computed based on the weighted average number of shares outstanding, excluding shares of the employee stock ownership plan that have not been committed to be released. Net income is reduced for preferred dividends. See Note 6 of Notes to Consolidated Financial Statements for further discussion.

FINANCIAL STATEMENT PRESENTATION
     Certain   reclassifications  have  been  made  to  the  financial
statements for the years ended 1995 and 1994 to conform with the current year's presentation.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

2.  RECEIVABLES

     A summary of receivables follows:

                                                    Year ended
                                               --------------------
                                                 1996         1995
                                               --------------------
                                                   (in thousands)

      Trade accounts receivable              $  16,885      12,527
      Mortgage and note receivables,
        net of discount                         54,802      78,499
      Note receivable and accrued
        interest from Three SAC                105,327      65,255
      Premiums and agents' balances
        in course of collection                 38,345      33,150
      Reinsurance recoverable                   83,261      84,270
      Accrued investment income                 15,243      13,377
      Independent dealer receivable             11,189       8,749
      Other receivables                         18,800      20 564
                                               --------------------
                                               343,852     316,391
      Less allowance for doubtful accounts       3,288       4,639
                                               --------------------

                                             $ 340,564     311,752
                                               =====================

     During fiscal 1996, a subsidiary of the Company received principal payments of $1,214,000, interest payments of $5,905,000 and management fees of $943,000 from SAC Self-Storage Corporation (SAC). Mark V. Shoen, a major stockholder, director and officer of the Company owned all of the issued and outstanding voting common stock of SAC. SAC Non-Business Trust holds the non-voting common stock. During fiscal 1995, a subsidiary of the Company made a loan to SAC in the total principal amount of $54,671,000 for the purchase of 44 self-storage properties by SAC. Of the 44 SAC properties, SAC acquired 24 from the Company or its subsidiaries at a purchase price equal to the Company's acquisition cost plus capitalized costs. Such properties are currently being managed by the Company pursuant to a management agreement, under which the Company receives a management fee equal to 6% of the gross receipts from the properties. The management fee percentage is consistent with the fee received by the Company for other properties managed by the Company. The SAC loan consists of a senior note and a junior note with outstanding balances at March 31, 1996 of $44,286,000 and $9,170,000, respectively, bearing interest rates of 8.25% and 13.0%, respectively. The largest aggregate amount outstanding during the year was $54,671,000.

     During fiscal 1996, a subsidiary of the Company received principal payments of $591,000, interest payments of $2,546,000 and management fees of $170,000 from TWO SAC Self-Storage Corporation (TWO SAC). Mark
V. Shoen, a major stockholder, director and officer of the Company owned all of the issued and outstanding voting common stock of TWO SAC. SAC Non-Business Trust holds the non-voting common stock. During fiscal 1996 and 1995, a subsidiary of the Company funded a loan to TWO SAC in the total principal amount of $51,168,000 for the purchase of 38 self-storage properties. Of the 38 TWO SAC properties, TWO SAC acquired 27 from the Company or its subsidiaries at a purchase price equal to the Company's acquisition cost plus capitalized costs. Such properties are currently managed by the Company pursuant to a management agreement, under which the Company receives a management fee equal to 6% of the gross receipts from the properties. The management fee percentage is consistent with the fee received by the Company for other properties managed by the Company. The TWO SAC Loan consists of a senior note and a junior note with outstanding balances at March 31, 1996 of $43,532,000 and $7,637,000, respectively, bearing interest rates of 8.25% and 13.0%, respectively. The largest aggregate amount outstanding during the year was $51,168,000.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

2.  RECEIVABLES, continued

     On March 5, 1996, SAC and TWO SAC merged to form a new corporation, Three SAC Self-Storage Corporation (Three SAC). Three SAC's voting common stock is owned by SAC Holding Corporation (SAC
Holding) and the non-voting preferred stock is owned by SAC Non-Business Trust. The voting common stock of SAC Holding is held by Mark
V. Shoen, a major stockholder, director and officer of the Company. Subsequent to year end, a subsidiary of the Company received principal payments of $348,000, interest payments of $1,544,000 and management fees of $492,000 from Three SAC.

     The  SAC  Non-Business Trust dated as of May  24,  1995  with  IBJ
Schroder Bank & Trust Company as Trustee, owns all of the issued and outstanding non-voting preferred stock of Three SAC. Three SAC is capitalized with a contribution of 184,000 shares of Mark V. Shoen's AMERCO common stock. Three SAC has indicated to the Company that it intends, after reserving sufficient funds for expenses and other reasonable amounts, to distribute any remaining Three SAC funds to the SAC Non-Business Trust. The SAC Non-Business Trust is required to distribute funds to its Beneficiary, which must be a non-profit entity benefiting the college age children of the Company's employees. At present, the Beneficiary is the U-Haul Scholarship Foundation, which exists to award scholarships to the children of the Company's qualifying employees. All scholarships will be awarded on behalf of the U-Haul Scholarship Foundation by an independent panel of educators.

     Subsequent to year end, a subsidiary of the Company funded the purchase of five properties by Four SAC Self-Storage Corporation (Four
SAC) for an amount of approximately $5,630,000. Four SAC is owned by SAC Holding. The voting common stock of SAC Holding is held by Mark V. Shoen, a major stockholder, director, and officer of the Company. Four SAC acquired one property from a subsidiary of the Company at a purchase price equal to the Company's acquisition cost plus capitalized costs. Such properties are currently managed by the Company for which the Company will receive a management fee equal to 6% of the gross receipts from the properties. The management fee percentage is consistent with the fee received by the Company for other properties managed by the Company.

     Management   believes   that  the  foregoing   transactions   were
consummated on terms equivalent to those that prevail in arm's-length transactions.

3.  INVENTORIES

     A summary of inventory components follows:

                                                    Year ended
                                               --------------------
                                                 1996         1995
                                               --------------------
                                                   (in thousands)
      Trailers and truck parts
        and accessories                      $  23,609       31,636
      Moving aids and promotional items          9,488        7,127
      Hitches and towing components             12,756       11,516
      Other                                         38           58
                                               --------------------
                                             $  45,891       50,337
                                               ====================

     Certain general and administrative expenses are allocated to ending inventories. Such costs remaining in inventory at fiscal years ended 1996, 1995 and 1994 are estimated at $6,773,000, $6,848,000 and
$7,679,000, respectively. For the fiscal years ended March 31, 1996, 1995 and 1994, aggregate general and administrative costs were $427,234,000, $377,471,000 and $430,209,000, respectively.

     LIFO inventories, which represent approximately 97% and 98% of total inventories at March 31, 1996 and 1995, respectively, would have been $4,166,000 and $3,657,000 greater at March 31, 1996 and 1995, respectively, if the consolidated group had used the FIFO method.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

4.  INVESTMENTS

     Major  categories  of  net  investment  income  consists  of  the following:
                                              December 31,
                                     ----------------------------
                                      1995       1994       1993
                                     ----------------------------
                                            (in thousands)

      Fixed maturities             $ 59,992     53,236     52,903
      Real estate                       727        223        142
      Policy loans                      554        604        609
      Mortgage loans                  7,887      5,338      4,669
      Short-term, amounts held by
        ceding reinsurers, net and
        other investments             1,601      2,064        874
                                     ----------------------------

      Investment income              70,761     61,465     59,197

      Less investment expenses       24,772     19,380     20,390
                                     ----------------------------

      Net investment income        $ 45,989     42,085     38,807
                                    ============================

     A comparison of amortized cost to estimated fair value for fixed maturities is as follows:

December 31, 1995    Par Value               Gross       Gross    Estimated
- -----------------
Consolidated         or number  Amortized  unrealized  unrealized   market
Held-to-Maturity     of shares     cost      gains       losses      value
                     ------------------------------------------------------
                                          (in thousands)
U.S. treasury
  securities
  and government
  obligations        $  18,355  $  18,271      2,108         (1)    20,378
U.S. government
  agency mortgage-
  backed securities  $  60,376     59,912      1,348     (2,211)    59,049
Obligations of
  states and
  political
  subdivisions       $  34,300     33,983      1,742        (34)    35,691
Corporate
  securities         $ 192,334    197,475      6,102       (675)   202,902
Mortgage-backed
  securities         $ 110,561    108,827      2,884     (1,013)   110,698
Redeemable preferred
  stocks                   170      5,210        470         (4)     5,676
                                  ----------------------------------------

                                  423,678     14,654     (3,938)   434,394
                                  ----------------------------------------

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

4.  INVESTMENTS, continued

December 31, 1995                            Gross       Gross    Estimated
- -----------------
Consolidated                    Amortized  unrealized  unrealized   market
Available-for-Sale   Par Value     cost      gains       losses      value
                     ------------------------------------------------------
                                          (in thousands)
U.S. treasury
  securities and
  government
  obligations        $  11,685     11,789      1,572          -     13,361
U.S. government
  agency mortgage-
  backed securities  $  20,711     20,713        637         (39)   21,311
States,
  municipalities
  and political
  subdivisions       $  10,400     10,581        660        (151)   11,090
Corporate
  securities         $ 319,611    324,804     14,595        (610)  338,789
Mortgage-backed
  securities         $  68,857     68,289      3,465        (281)   71,473
                                  ----------------------------------------
                                  436,176     20,929      (1,081)  456,024
                                  ----------------------------------------

       Total                    $ 859,854     35,583      (5,019)  890,418
                                  ========================================

December 31, 1994    Par Value               Gross       Gross    Estimated
- -----------------
Consolidated         or number  Amortized  unrealized  unrealized   market
Held-to-Maturity     of shares     cost      gains       losses      value
                     ------------------------------------------------------
                                          (in thousands)
U.S. treasury
  securities
  and government
  obligations        $  28,157  $  26,986        415        (407)   26,994
U.S. government
  agency mortgage-
  backed securities  $  52,394     52,081        207      (6,414)   45,874
Obligations of
  states and
  political
  subdivisions       $  32,285     31,941      1,822        (359)   33,404
Corporate
  securities         $ 223,825    231,873        898      (6,108)  226,663
Mortgage-backed
  securities         $ 110,785    107,150        382      (9,371)   98,161
Redeemable preferred
  stocks                    35      2,093        266         -       2,359
                                  ----------------------------------------

                                  452,124      3,990     (22,659)  433,455
                                  ----------------------------------------

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

4.  INVESTMENTS, continued

December 31, 1994                            Gross       Gross    Estimated
- -----------------
Consolidated                    Amortized  unrealized  unrealized   market
Available-for-Sale   Par Value     cost      gains       losses      value
                     ------------------------------------------------------
                                          (in thousands)
U.S. treasury
  securities and
  government
  obligations        $   9,685      9,801        430         (32)   10,199
U.S. government
  agency mortgage-
  backed securities  $   8,982      8,868        602         (84)    9,386
States,
  municipalities
  and political
  subdivisions       $   3,325      3,610        -           (47)    3,563
Foreign government
  securities         $   2,500      2,534         28         (17)    2,545
Corporate
  securities         $ 210,184    211,495        864      (8,419)  203,940
Mortgage-backed
  securities         $  26,699     26,528        126      (2,983)   23,671
                                  ----------------------------------------
                                  262,836      2,050     (11,582)  253,304
                                  ----------------------------------------

       Total                    $ 714,960      6,040     (34,241)  686,759
                                  ========================================

     Fixed maturities fair value are based on publicly quoted market prices at the close of trading December 31, 1995 or December 31, 1994, as appropriate.

     The amortized cost and estimated market value of debt securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 1995                           Amortized       Estimated
- -----------------
Consolidated                                  cost         fair value
                                            -------------------------
Held-to-Maturity                                 (in thousands)

Due in one year or less                   $    24,214          24,539
Due after one year through five years          90,889          93,853
Due after five years through ten years        120,876         124,950
After ten years                                13,750          15,629
                                             ------------------------

                                              249,729         258,971
Mortgage-backed securities                    168,739         169,747
Redeemable preferred stock                      5,210           5,676
                                             ------------------------

                                              423,678         434,394
                                             ------------------------

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

4.  INVESTMENTS, continued

December 31, 1995                           Amortized       Estimated
- -----------------
Consolidated                                  cost         fair value
                                            -------------------------
Available-for-sale                               (in thousands)

Due in one year or less                        14,692          14,812
Due after one year through five years         136,290         140,347
Due after five years through ten years        159,537         168,771
After ten years                                36,655          39,310
                                             ------------------------

                                              347,174         363,240
Mortgage-backed securities                     89,002          92,784
                                             ------------------------

                                              436,176         456,024
                                             ------------------------

       Total                               $  859,854         890,418
                                             ========================


December 31, 1994                           Amortized       Estimated
- -----------------
Consolidated                                  cost         fair value
                                            -------------------------
Held-to-Maturity                                 (in thousands)

Due in one year or less                   $    27,181          27,037
Due after one year through five years         155,096         155,296
Due after five years through ten years         90,897          87,159
After ten years                                17,626          17,569
                                             ------------------------

                                              290,800         287,061
Mortgage-backed securities                    159,231         144,035
Redeemable preferred stock                      2,093           2,359
                                             ------------------------

                                              452,124         433,455
                                             ------------------------

December 31, 1994                           Amortized       Estimated
- -----------------
Consolidated                                  cost         fair value
                                            -------------------------
Available-for-sale                               (in thousands)

Due in one year or less                        12,609          12,596
Due after one year through five years          80,128          78,286
Due after five years through ten years        129,496         123,999
After ten years                                 5,207           5,366
                                             ------------------------

                                              227,440         220,247
Mortgage-backed securities                     35,396          33,057
                                             ------------------------

                                              262,836         253,304
                                             ------------------------

       Total                               $  714,960         686,759
                                             ========================

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

4.  INVESTMENTS, continued

     Proceeds from sales of investments in debt securities during 1995 and 1994 were $101,565,000 and $71,242,000, respectively. Gross gains of $4,498,000 and $1,447,000 and gross losses of $419,000 and $332,000 were realized on those sales during 1995 and 1994, respectively. Proceeds from maturities and early redemptions of investments in debt securities during 1995 and 1994 were $86,612,000 and $117,233,000.
Gross gains of $257,000 and $633,000 and gross losses of $471,000 and $510,000 were realized on these securities during 1995 and 1994, respectively.

     At December 31, 1995 and 1994 fixed maturities include bonds with an amortized cost of $18,015,000 and $16,775,000, respectively, on deposit with insurance regulatory authorities to meet statutory requirements.

     Investments, other consists of the following:
                                                            Year ended

                                                      ----------------------
                                                        1996           1995
                                                      ----------------------
                                                           (in thousands)
Short-term investments                              $  17,671        26,841
Mortgage loans                                         73,152        79,498
Real estate, foreclosed properties                     19,591        11,464
U.S. government security mutual fund                    5,883         5,883
Policy loans                                            9,372        10,095
Other                                                     918         1,439
                                                      ---------------------
                                                    $ 126,587       135,220
                                                      =====================

     Real estate held for investment, net of accumulated depreciation of $325,000 in 1995 and $357,000 in 1994, is comprised of land, buildings and building improvements. Depreciation on buildings is computed using the straight-line method. The general range of useful lives for buildings is 15 to 40 years. Depreciation on building improvements is computed utilizing the straight-line method or an accelerated method over the range of useful lives of 10 to 15 years.

     At December 31, 1995 and 1994, mortgage notes held by Ponderosa with a book value of $73,152,000 and $79,498,000, respectively, were outstanding. The estimated fair value of the notes at December 31, 1995 and 1994 was $81,924,000 and $86,132,000, respectively. The estimated fair values were determined using the discounted cash flow method, using interest rates currently offered for similar loans to borrowers with similar credit ratings. Ponderosa's investment in mortgage loans, included as a component of investments, are reported net of allowance for possible losses of $525,000 in both 1995 and 1994.

     Short-term investments consists primarily of fixed maturities with
maturity  of  less  than one year from acquisition  date.   Mortgage
loans, representing first lien mortgages held by the insurance subsidiaries, are carried at unpaid balances, less allowance for possible losses any unamortized premium or discount. Real estate obtained through foreclosures and held for sale is carried at the lower of cost or net realizable value. U.S. government securities mutual fund is carried at cost which approximates market. Policy loans are carried at their unpaid balance.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

5.  NOTES AND LOANS PAYABLE

     Notes and loans payable consist of the following:

                                                        Year ended
                                                   -------------------
                                                      1996       1995
                                                   -------------------
                                                      (in thousands)

      Short-term borrowings                      $   73,000     33,500

      Notes payable to banks under
         revolving lines of credit, unsecured
            5.61% to 6.18% interest rates,          338,000    293,000

      Medium-term notes payable, unsecured
         8.55% to 11.50% interest
            rates, due through 2000                  95,050    169,270

      Notes payable to insurance companies,
         unsecured 5.89% to 10.27% interest
            rates, due through 2006                 339,000    270,000

      Notes payable to banks, unsecured
         4.69% to 7.54% interest
            rates, due through 2001                  84,100    111,700

      Notes and Mortgages payable, secured
         6.10% to 10.00% interest rates,
            due through 2016                         68,984      3,660

      Other notes payable, unsecured
         9.50% interest rate,
            due through 2005                             86         92
                                                   -------------------
                                                 $  998,220    881,222
                                                   ===================

     Notes and mortgages payable are secured by land and buildings at various locations which carry a net book value of $85,663,000 at March 31, 1996.

     Revolving credit loans (long-term) are available from participating banks under an agreement which provides for a total credit line of $365,000,000 through the expiration date of the revolving term of June 1, 1998. The Company may elect to borrow under the credit agreement in the form of Eurodollar borrowings or domestic dollar borrowings. Depending on the form of borrowing elected, interest will be based on the prime rate, the certificate of deposit rate, the federal funds effective rate or the interbank offering rate and in addition, margin interest rates will be charged. Loans may also be at a fixed rate based upon the discretion of the borrower and lender. At March 31, 1996, the weighted average interest rate on borrowings outstanding was 5.73%.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

5.  NOTES AND LOANS PAYABLE, continued

     Facility fees, which are based upon the amount of credit line, aggregated $977,000 and $901,000 for 1996 and 1995, respectively. As of March 31, 1996, loans outstanding under the revolving credit line totaled $338,000,000. Management intends to refinance the borrowings on a long-term basis by either replacing them with long-term obligations, renewing or extending them.

                                                  Year ended
                                       -----------------------------
                                          1996       1995       1994
                                       -----------------------------
                                                (in thousands)
   A summary of revolving credit
     activity follows:

     Weighted average interest rate
        during the year                   6.20%      5.62%      3.62%
        at year end                       5.73%      6.48%      3.93%
     Maximum amount outstanding
        during the year              $ 343,000    293,000    159,750
     Average amount outstanding
        during the year              $ 281,750    191,146     67,354

   A summary of notes payable
     follows:

     Weighted average interest rate:
        during the year                   6.26%      5.25%      3.80%
        at year end                       5.93%      6.44%      4.04%
     Maximum amount outstanding
        during the year              $  73,000    135,000     50,000
     Average amount outstanding
        during the year              $  37,583     46,604     11,380

     AMERCO has committed lines of credit with various banks totaling $550,000,000 and uncommitted lines of credit of $62,575,000 at March 31, 1996.

     The Company has executed interest rate swap agreements (SWAPS) to potentially mitigate the impact of changes in interest rates on its floating rate debt. These agreements effectively change the Company's interest rate exposure on $168,000,000 of floating rate notes to a weighted average fixed rate of 7.51%. The SWAP's mature at the time the related notes mature. During the year a SWAP with a notional value of $25,000,000 matured. Incremental interest expense associated with SWAP activity was $2,959,000, $7,092,000, and $11,989,000 during
1996, 1995 and 1994, respectively.

     Certain of the Company's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, maintaining certain financial ratios, and placing certain additional liens on its properties and assets. At March 31, 1996, the Company was in compliance with these covenants.

     In May 1996, the Company issued $175,000,000 of 7.85% Senior Notes Due May 15, 2003. The Company intends to apply the net proceeds from the sale of the notes to pay down, at maturity, a portion of the Company's long-term debt.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

5.  NOTES AND LOANS PAYABLE, continued

     The annual maturities of long-term debt for the next five years, (if the revolving credit lines are outstanding to maturity) adjusted for the transaction referred to in the immediately preceding paragraph, are presented in the table below:

                                          Year Ended
                        -----------------------------------------------
                          1997      1998        1999     2000     2001
                        -----------------------------------------------
                                         (in thousands)
Mortgages             $     292       507         432      195      276
Medium-Term and
Other Notes              66,807    14,258      11,009    3,010       11
Insurance Placements     63,833    45,762      50,762   19,429   24,429
Bank Placements          21,600     1,600      40,900   24,818   24,818
Revolving Credit            -         -       163,000      -        -
                        -----------------------------------------------
                      $ 152,532    62,127     266,103   47,452   49,534
                        ===============================================



6.  STOCKHOLDERS' EQUITY

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

     On February 1, 1994, the Company entered into Exchange Agreements with Mark V. Shoen and James P. Shoen. Pursuant to the exchange agreements, in exchange for 3,475,520 and 2,278,814 shares of common stock owned by Mark V. Shoen and James P. Shoen, Mark V. Shoen and James P. Shoen received 3,475,520 and 2,278,814 shares of Series A common stock, respectively. The common stock and the Series A common stock possess identical rights and privileges.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

6.  STOCKHOLDERS' EQUITY, continued

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

     On August 24, 1994, the Company entered into an Exchange Agreement with Edward J. Shoen, the Company's Chairman of the Board and President. Pursuant to the exchange agreement, in exchange for 3,483,681 shares of common stock owned by Edward J. Shoen, Edward J. Shoen received 3,483,681 shares of Series A common stock. The common stock and the Series A common stock possess identical rights and privileges.

     On November 28, 1994, the Company entered into an Exchange Agreement with Mark V. Shoen, a director and major stockholder of the Company. Pursuant to the exchange agreement, in exchange for 3,475,520 shares of Series A common stock owned by Mark V. Shoen, Mark
V. Shoen received 3,475,520 shares of common stock. The common stock and the Series A common stock possess identical rights and privileges.

     On  May  31,  1995,  the Company purchased 45,000  shares  of  the
Company's Common Stock from Paul F. Shoen, a major stockholder of the Company, for $996,000 or $22.125 per share. The transaction was effected on Nasdaq. Paul F. Shoen is the brother of Edward J., Mark V., and James P. Shoen, who are major stockholders and directors of the Company.

     On October 18, 1995, pursuant to a judgment in the Shoen Litigation, the Company repurchased 3,343,076 shares of Common Stock held by Maran, Inc. in exchange for approximately $22,733,000 and entered into a Settlement Agreement with Mary Anna Shoen Eaton (Shoen Eaton) whereby in exchange for approximately $41,352,000, Shoen Eaton released the Director-Defendants and the Company from any liability relating to the Shoen Litigation. Shoen Eaton owns all the voting stock of Maran, Inc. and is the sister of Edward J., Mark V., and James
P. Shoen, who are major stockholders and directors of the Company.

     On January 30, 1996, pursuant to a judgment in the Shoen Litigation, the Company repurchased 833,420 shares of Common Stock held by L.S.S., Inc. (L.S.S.) in exchange for approximately $5,667,000 and funded damages to L.S. Shoen of approximately $15,433,000. The Company also funded a total of approximately $2,018,000 of statutory post-judgment interest on the above amounts. L.S. Shoen owns all the voting stock of L.S.S. and is the father of Edward J., Mark V., and James P. Shoen, who are major stockholders and directors of the Company.

     On February 7, 1996, pursuant to a judgment in the Shoen Litigation, the Company repurchased 1,651,644 shares of Common Stock held by Thermar, Inc. (Thermar) by paying approximately $41,785,000, including damages. The Company also paid to Thermar approximately $4,110,000 of statutory post-judgment interest on such amount. Thermar's major stockholder, Theresa M. Romero, is the sister of Edward J., Mark V., and James P. Shoen, who are major stockholders and directors of the Company.

     The above treasury share transactions were recorded net of tax of $34,938,000.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

7.  INCOME TAXES

     The components of the consolidated expense for income taxes applicable to operations are as follows:

                                                  Year ended
                                      -------------------------------
                                        1996        1995        1994
                                      -------------------------------
                                               (in thousands)
    Current:
      Federal                       $      -       12,629       2,112
      State                               637       1,038         185

    Deferred:
      Federal                          33,790      19,678      16,365
      State                             1,405          79       1,191
                                       ------------------------------

                                    $  35,832      33,424      19,853
                                       ==============================

     Deferred tax liabilities (assets) are comprised as follows:

                                                 Year ended
                                      -------------------------------
                                        1996        1995        1994
                                      -------------------------------
                                               (in thousands)
    Accelerated depreciation of:
      property, plant and equipment $ 184,402     155,756     145,391
    Benefit of tax NOL and credit
      carryforwards                   (89,798)    (64,076)    (74,905)
    Rental equipment overhaul costs
      amortized                           169         419         751
    Deferred inventory adjustments     (2,581)       (103)     (1,177)
    Deferred acquisition costs         17,137      15,720      15,361
    Deferred gain from
      intercompany transactions         1,141         459        (894)
    Bad debt expense                     (334)     (1,935)     (1,635)
    Accrued expense on future
      dealer benefits                  (4,356)     (3,451)     (3,347)
    Accrued vacation and sick-pay      (1,663)     (1,338)     (1,182)
    Customer deposit liability         (3,790)     (2,884)     (2,375)
    Deferred revenue from
      sale/leaseback                     (150)       (437)     (1,357)
    Accrued retirement expense         (2,494)     (2,279)     (1,755)
    Policy benefits and losses,
      claims and loss expenses
      payable                         (26,600)    (24,671)    (24,022)
    Other                              (2,344)     (2,455)       (283)
                                      -------------------------------

        Total                       $  68,739      68,725      48,571
                                      ===============================

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

7.  INCOME TAXES, continued

                                                Year ended
                                      -------------------------------
                                        1996        1995        1994
                                      -------------------------------
                                              (in thousands)
    Balance comprised of:
      Deferred tax assets           $   4,571       2,312       2,220
      Deferred tax liability           73,310      71,037      50,791
                                      -------------------------------
    Net deferred taxes              $  68,739      68,725      48,571
                                      ===============================

     Actual tax expense reported on earnings from operations differs from the "expected" tax expense amount (computed by applying the United States federal corporate tax rate of 35% in 1996, 1995 and
1994) as follows:

                                                Year ended
                                      -------------------------------
                                        1996        1995        1994
                                      -------------------------------
                                              (in thousands)

    Computed "expected" tax
      expense                        $ 33,679      32,696      23,276
    Increases (reductions) in taxes
      resulting from:
        Tax-exempt interest income       (714)     (1,243)     (1,525)
        Dividends received deduction       -          (62)       (101)
        Net reinsurance effect             -          120         120
        Canadian subsidiary income
          tax (expense) benefit
          unrealized                   (1,235)     (1,078)       (204)
        True-up of prior year
          estimated current tax         2,112       1,030      (1,327)
        Federal tax benefit of
          state and local taxes          (223)       (391)       (482)
        Other                           1,576       1,235      (1,280)
                                       -------------------------------
          Actual federal tax
            expense                    35,195      32,307      18,477
        State and local income tax
          expense                         637       1,117       1,376
                                       ------------------------------

          Actual tax expense
            of operations            $ 35,832      33,424      19,853
                                       ==============================

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

7.  INCOME TAXES, continued

     Under the provisions of the Tax Reform Act of 1984 (the Act), the balance in Oxford's account designated "Policyholders' Surplus
Account" is frozen at its December 31, 1983 balance of $19,251,000. Federal income taxes (Phase III) will be payable thereon at applicable current rates if amounts in this account are distributed to the stockholder or to the extent the account exceeds a prescribed maximum. Oxford did not incur a Phase III liability for the years ended December 31, 1995, 1994 and 1993.

     The Internal Revenue Service has examined AMERCO's income tax returns for the years ended 1990 and 1991. All agreed issues have been provided for in the financial statements including the application of such adjustments to open years. The tax effect of the unagreed issues will not have a material impact on the financial statements.

     At year-end 1996 AMERCO and RWIC have non-life net operating loss carryforwards available to offset taxable income in future years of $181,779,000 for tax purposes. These carryforwards expire in 2003 through 2011. AMERCO has alternative minimum tax credit carry forwards of $15,214,000 which do not have an expiration date, but may only be utilized in years in which regular tax exceeds alternative minimum tax. The use of certain carryforwards may be limited or prohibited if a reorganization or other change in corporate ownership were to occur.

     Provision for federal income taxes has not been made for the difference between the Company's book and tax bases of its investment in Ponderosa, since the Company believes such difference to be permanent in duration.

     During 1994, Oxford dividended their investment in RWIC common stock to Ponderosa at its book value. As a result of such dividend, a deferred intercompany gain arose due to the difference between the book value and fair value of such common stock. However, such gain can only be triggered if certain events occur. To date, no events have occurred which would trigger such gain recognition. No deferred taxes have been provided in the accompanying consolidated financial statements as management believes that no events have occurred to trigger such gain.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

8.  TRANSACTIONS WITH FLEET OWNERS AND OTHER RENTAL EQUIPMENT OWNERS

     Fleet Owners (independent rental equipment owners) own approximately 15% of all U-Haul rental trailers, .03% of all U-Haul rental trucks and certain other rental equipment. There are over 5,300 fleet owners, including certain officers, directors, employees and stockholders of the Company. All rental equipment is operated under contract with U-Haul, a wholly-owned subsidiary of AMERCO, whereby U-Haul administers the operations and marketing of such equipment and in return receives a percentage of rental fees paid by customers. AMERCO guarantees performance of these contracts. Based on the terms of various contracts, rental fees are distributed to the subsidiaries of AMERCO (for services as operators), to the fleet owners (including certain subsidiaries and related parties of AMERCO) and to Rental Dealers (including Company-operated U-Haul Centers).

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

     Oxford reinsures short-term accidental death and medical insurance risks for customers who rent vehicles owned by the Company and fleet owners. Premiums earned were $1,600,000, $1,556,000 and $1,428,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

     RWIC insures and reinsures general liability, auto liability, and workers' compensation coverage for member companies of the consolidated group. Premiums earned by RWIC on these policies were $12,669,000, $20,575,000 and $18,798,000 during the years ended December 31, 1995, 1994 and 1993, respectively, and were eliminated in consolidation.

     RWIC insures and reinsures certain risks of U-Haul customers and independent fleet owners. Premiums earned on these policies were $43,400,000, $39,300,000 and $32,800,000 during the years ended
December 31, 1995, 1994 and 1993, respectively.


9.  DEALER FINANCIAL SECURITY PLAN

     In  September  1984,  the  Company  adopted  an  unfunded  dealer financial security plan (the Security Plan) for its independent dealers and their key employees who elected to enroll in the plan. Subsequent to the initial enrollment in the Security Plan, the Company suspended the plan to additional enrollees. Under the Security Plan, deductions are made from dealer commissions in return for future benefits including death, disability and retirement benefits. These benefits are paid directly from the general assets of the Company. Life insurance is carried on each Security Plan participant in favor of the Company to indirectly fund future benefit payments. Total deductions withheld from commissions were $142,000, $466,000 and $613,000 for the years ended 1996, 1995, and 1994 respectively. Total insurance premium expense amounted to $1,264,000, $1,294,000 and $1,304,000 for the years ended 1996, 1995 and 1994 respectively. Benefits paid under the Security Plan for the years ended 1996, 1995 and 1994 were not material.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

10.  EMPLOYEE BENEFIT PLANS

     AMERCO and its subsidiaries participate in the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan (the Plan) which is designed to provide all eligible employees with savings for their retirement and to acquire a proprietary interest in the Company.

     The Plan has three separate features: a profit sharing feature (the Profit Sharing Plan) under which the Employer may make contributions on behalf of participants; a savings feature (the Savings Plan) which allows participants to defer income under Section 401(k) of the Internal Revenue Code of 1986; and an employee stock ownership feature (the ESOP) under which the Company may make contributions of AMERCO common stock or cash to acquire such stock on behalf of participants. Generally, employees of the Company are eligible to participate in the Plan upon completion of a one year service requirement.

     At its discretion, profits of such amounts as determined by the Board of Directors (which shall not exceed the amounts that are deductible under the Internal Revenue Code) may be contributed to the Profit Sharing Plan at the end of each Plan year to a designated trustee and administered and applied in accordance with the terms of the trust agreement. The Company did not contribute to the Profit Sharing Plan during the years ended 1996, 1995 and 1994.

     Under the Savings Plan, an employee may make pre-tax contributions of up to eighteen percent of base salary. Participants are immediately vested in all contributions plus actual earnings thereon.

     The ESOP is designed to enable eligible employees to acquire a proprietary interest in the Company. The Company may, in its sole and absolute discretion, elect to contribute to the trust fund amounts to be used by the ESOP trustee to purchase shares of the $0.25 par value common stock of the Company and/or the Company may contribute stock directly to the trust fund.

     To fund the ESOP trust (ESOT), the Company borrowed $16,000,000 repayable over ten years in annual installments of $1,600,000 beginning December 1989. Proceeds of this borrowing were loaned to the ESOT on the same terms and are used by the ESOT to purchase shares of AMERCO common stock. Interest payments under this agreement were $309,000, $313,000, and $253,000 for 1996, 1995 and 1994, respectively. As of
March 31, 1996, $4,100,000 is outstanding under this agreement.

     To fund additional purchases of the Company stock, in May 1990 the ESOT borrowed $1,172,000 from the Company repayable over ten years under a stock pledge agreement. The interest rate is based upon the average interest rate paid by the Company. Interest payments under this agreement were $59,000, $72,000, and $90,000 for 1996, 1995 and
1994, respectively. As of March 31, 1996, $586,000 is outstanding under this agreement.

     During fiscal year 1991, the Company executed an additional stock pledge agreement with the ESOT to make loans available in an aggregate principal amount equal to $10,000,000 over a five year commitment period. In April 1994 the ESOT modified the 1991 agreement to increase the commitment from $10,000,000 to $20,000,000 and extend the commitment period an additional five years. Borrowings under the agreement are repaid based upon a twenty year amortization period. Interest is based upon the average rate paid by AMERCO under all promissory notes, commercial paper and other evidences of indebtedness issued by AMERCO and outstanding as of the date the rate is to be calculated. Under this agreement, $18,643,000 is outstanding at March 31, 1996. Interest payments under this agreement were $1,131,000, $745,000, and $474,000 for 1996, 1995 and 1994, respectively.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

10.  EMPLOYEE BENEFIT PLANS, continued

     Shares are released from collateral and allocated to active employees based on the proportion of debt service paid in the plan year. Contributions to the ESOT charged to expense were $2,904,000, $2,571,000, and $2,269,000 for the years ended 1996, 1995 and 1994, respectively.

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

     The ESOP shares as of March 31 were as follows:

                                     Shares  issued           Shares issued
                                       prior to               subsequent to
                                     December, 1992           December, 1992
                                ------------------------------------------
                                   1996        1995        1996    1995
                                ------------------------------------------
                                    (in thousands)           (in thousands)
Allocated shares                  1,367       1,233          43       13
Shares committed to be
  released                          -           -            11        8
Unreleased shares                   980       1,211         783      594
                                ------------------------------------------
Total ESOP shares                 2,347       2,444         837      615
                                ==========================================

Fair value of
  unreleased shares            $  9,499      11,408      18,988   12,697
                                ==========================================

     For purposes of this schedule, fair value of unreleased shares issued prior to December 31, 1992 is defined as the historical cost of such shares. Fair value of unreleased shares issued subsequent to December 31, 1992 is defined as the March 31 trading value of such shares for 1996 and 1995. Management considers the actual fair value of the shares to be in excess of their trading value. See also Note 17.

     Oxford insures various group life and group disability insurance plans covering employees of the consolidated group. Premiums earned were $2,138,000, $1,896,000, and $1,325,000 during the years ended
December 31, 1995, 1994 and 1993, respectively and were eliminated in consolidation.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

11.  POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

     The Company provides medical and life insurance benefits to retired employees and eligible dependents over age 65 if the employee meets specified age and service requirements.

     The Company uses the accrual method of accounting for postretirement benefits. Prior to 1994, the Company recognized these costs, which were not material, as claims were incurred. Upon adoption of SFAS 106, the Company elected to immediately recognize the cumulative effect of the change in accounting for postretirement benefits of $5.0 million ($3.1 million net of income tax benefit) which represents the accumulated postretirement benefit obligation
(APBO) existing at April 1, 1993. In addition, the impact of the change in ongoing operations is an increase in expense of approximately $632,000, $592,000 and $1,087,000 in 1996, 1995 and
1994, respectively. The Company continues to fund medical and life insurance benefit costs as claims are incurred.

     The components of net periodic postretirement benefit cost for 1996, 1995 and 1994 are as follows:

                                                 1996      1995     1994
                                               ----------------------------
                                                        (in thousands)
Service cost for benefits earned
  during the period                           $   346       360      325
Interest cost on APBO                             422       382      405
Other components                                  (81)       -        -
                                               ----------------------------
Net periodic postretirement benefit cost      $   687       742      730
                                               ============================

     The 1996 and 1995 postretirement benefit liability included the following components:

                                                            1996      1995
                                                          -----------------
                                                            (in thousands)
Actuarial present value of postretirement
 benefit obligation:
  Retirees                                               $ (2,010)   (1,638)
  Eligible active plan participants                          (344)     (341)
  Other active plan participants                           (3,597)   (3,105)
                                                          -----------------
Accumulated postretirement benefit obligation              (5,951)   (5,084)
Unrecognized net gain                                      (1,366)   (1,601)
                                                           -----------------
                                                         $ (7,317)   (6,685)
                                                           =================

     The discount rate assumptions in computing the information above were as follows:

                                                   1996       1995    1994
                                                -----------------------------
Accumulated postretirement benefit obligation      7.00%      8.50%   7.75%

     The year-to-year fluctuations in the discount rate assumptions primarily reflect changes in U.S. interest rates. The discount rate represents the expected yield on a portfolio of high-grade (AA-AAA rated or equivalent) fixed-income investments with cash flow streams sufficient to satisfy benefit obligations under the plans when due.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

11.  POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS, continued

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.50% in 1996, declining annually to an ultimate rate of 4.20% in 2010. The assumed health care cost trend rate reflects a $20,000 maximum lifetime benefit included in the Company's plan.

     If the health care cost trend rate assumptions were increased by 1.0%, the APBO as of March 31, 1996 would be increased by approximately $979,000. The effect of this change on the sum of the service cost and interest cost components of net periodic postretirement benefit cost for 1996 would be an increase of approximately $157,000.

     Postemployment benefits provided by the Company are not material.

12.  REINSURANCE

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

     To the extent that a reinsurer is unable to meet its obligation under the related reinsurance agreements, the Company would remain liable for the unpaid losses and loss expenses. Pursuant to certain of these agreements, the Company holds letters of credit in the amount of $9,800,000 from reinsurers. The Company has issued letters of credit totaling approximately $2,100,000 in favor of certain ceding companies.

     RWIC is a reinsurer of municipal bond insurance through an agreement with MBIA, Inc. Premiums generated through this agreement are recognized on a pro rata basis over the contract coverage period. Unearned premiums on this coverage approximated $4,800,000 and $4,400,000 as of December 31, 1995 and 1994, respectively. RWIC's share of case loss reserves related to this coverage is approximately $42,000 at December 31, 1995. RWIC's aggregate exposure for Class 1 municipal bond insurance was $797,600,000 as of December 31, 1995.

     A   summary  of  reinsurance  transactions  by  business  segment follows:

                                                                 Percentage
                                  Ceded       Assumed             of amount
                       Direct   to other    from other     Net   assumed to
                       amount   companies   companies    amount     net
                       ----------------------------------------------------
                                          (in thousands)
Year ended 1995
- ---------------
   Life insurance
     in force       $  35,257       481     2,586,485  2,621,261     99%
                      ==========================================

   Premiums earned:
     Life           $   2,078        17         8,414     10,475     80%
     Accident and
       health           4,877       183         2,574      7,268     35%
     Annuity              -         -           8,453      8,453    100%
     Property
       casualty        91,373    33,031        69,711    128,053     54%
                      ------------------------------------------
          Total     $  98,328    33,231        89,152    154,249
                      ==========================================

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

12.  REINSURANCE, continued

                                                                 Percentage
                                  Ceded       Assumed             of amount
                       Direct   to other    from other     Net   assumed to
                       amount   companies   companies    amount     net
                       ----------------------------------------------------
                                          (in thousands)
Year ended 1994
- ---------------
   Life insurance
     in force       $  32,046       500     2,729,372  2,760,918     99%
                      ==========================================

   Premiums earned:
     Life           $   1,601        16         8,149      9,734     84%
     Accident and
       health           3,980       198         1,513      5,295     29%
     Annuity               61       -           7,696      7,757     99%
     Property
       casualty        86,869    40,871        66,864    112,862     59%
                      ------------------------------------------
          Total     $  92,511    41,085        84,222    135,648
                      ==========================================

                                                                 Percentage
                                  Ceded       Assumed             of amount
                       Direct   to other    from other     Net   assumed to
                       amount   companies   companies    amount     net
                       ----------------------------------------------------
                                          (in thousands)
Year ended 1993
- ---------------
   Life insurance
     in force       $  19,860       524     2,979,714  2,999,050     99%
                      ==========================================

   Premiums earned:
     Life           $      53        16         8,876      8,913     99%
     Accident and
       health           1,120       209         1,455      2,366     61%
     Annuity              -         -           5,419      5,419    100%
     Property
       casualty        81,676    45,122        70,092    106,646     66%
                      ------------------------------------------
          Total     $  82,849    45,347        85,842    123,344
                      ==========================================


13.  CONTINGENT LIABILITIES AND COMMITMENTS

     The Company occupies certain facilities and uses certain equipment under operating lease commitments with terms expiring through 2079. Lease expense was $69,097,000, $66,487,000 and
$84,359,000 for the years ended 1996, 1995 and 1994, respectively. During the year ended March 31, 1996, U-Haul Leasing & Sales Co., a wholly-owned subsidiary of U-Haul, entered into twelve transactions, and has subsequently entered into three additional transactions, whereby the Company sold rental trucks and subsequently leased them back. AMERCO has guaranteed $38,650,000 of residual values at March 31, 1996 and an additional $3,600,000 of residual values subsequent to March 31, 1996 on these assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions similar to covenants disclosed in Note 5 of Notes to Consolidated Financial Statements for notes payable and loan agreements. Also, subsequent to year end, U-Haul entered into one lease transaction, whereby the Company sold and subsequently leased back computer equipment.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

13.  CONTINGENT LIABILITIES AND COMMITMENTS, continued

     Following are the lease commitments for leases having terms of more than one year (in thousands):

                             Year end 1996               Additions
                      ---------------------------
                      Property, plant      Rental      subsequent to
      Year ended    and other equipment    Trucks         year end       Total
     -------------------------------------------------------------------------

      1997              $  2,115           64,592          4,059        70,766
      1998                 1,571           64,592          5,004        71,167
      1999                 1,325           64,592          5,004        70,921
      2000                   495           64,592          5,005        70,092
      2001                   457           48,639          4,353        53,449
      Thereafter           3,700           31,480          9,002        44,182
                          ----------------------------------------------------
                        $  9,663          338,487         32,427       380,577
                          ====================================================

     In the normal course of business, the Company is a defendant in a number of suits and claims. The Company is also a party to several administrative proceedings arising from state and local provisions that regulate the removal and/or cleanup of underground fuel storage tanks. It is the opinion of management that none of such suits, claims, or proceedings involving the Company, individually or in the aggregate, are expected to result in a material loss. Also see Notes 12 and 14 of Notes to Consolidated Financial Statements.

14.  LEGAL PROCEEDINGS

     A judgment was entered on February 21, 1995, in an action in the Superior Court of the State of Arizona, Maricopa County, entitled Samuel W. Shoen, M.D., et al. v. Edward J. Shoen, et al., No. CV88-20139,
- ---------------------------------------------------------
instituted August 2, 1988 (the Shoen Litigation)
against Edward J. Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds, and William E. Carty, who are current members of the Board of Directors of the Company and against Paul F. Shoen, who is a former director. The Company was also a defendant in the action as originally
filed,  but  was  dismissed from the action on August  15,  1994.   The
plaintiffs alleged, among other things, that certain of the individual plaintiffs were wrongfully excluded from sitting on the Company's Board of Directors in 1988 through the sale of Company Common Stock to certain key employees. That sale allegedly prevented the plaintiffs from gaining a majority position in the Company's Common Stock and control of the Company's Board of Directors. The plaintiffs alleged various  breaches of fiduciary duty and other unlawful conduct  by  the
individual   defendants  and  sought  equitable  relief,   compensatory
damages, punitive damages, and statutory post judgment interest.

     Based on the plaintiffs' theory of damages, the court ruled that the plaintiffs elected as their remedy in this lawsuit to transfer their shares of stock in AMERCO to the defendants upon the satisfaction of the judgment. The judgment was entered against the defendants in the amount of approximately $461.8 million plus interest and taxable costs. In addition, on February 21, 1995, judgment was entered against Edward J. Shoen in the amount of $7 million as punitive damages. On March 23, 1995, Edward J. Shoen filed a notice of appeal with respect to the award of punitive damages.

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

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

14.  LEGAL PROCEEDINGS, continued

     On February 21, 1995, Edward J. Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds, and William E. Carty (the Director-Defendants) filed for protection under Chapter 11 of the federal bankruptcy laws, resulting in the issuance of an order automatically staying the execution of the judgment against those defendants. In late April 1995, the Director-Defendants, in cooperation with the Company, filed plans of reorganization in the United States Bankruptcy Court for the District of Arizona, all of which propose the same funding and treatment of the plaintiffs' claims resulting from the judgment in the Shoen Litigation. The plans of reorganization, as amended and restated on February 29, 1996 were confirmed by the bankruptcy court on March 15, 1996. The plans, as confirmed, shall collectively be referred to as the "Plan".

     On April 25, 1995, the Director-Defendants filed an action in the bankruptcy court seeking injunctive relief to prevent the Company from conducting its annual meetings of stockholders until the Plan is confirmed and/or to prevent the plaintiffs from voting the common stock that they are required to transfer pursuant to the Shoen Litigation. On June 8, 1995, the bankruptcy court issued a memorandum decision and an order enjoining the Company from holding its 1994 Annual Meeting of Stockholders (which was originally delayed as a result of litigation initiated by Paul F. Shoen) or any subsequent annual meeting of stockholders until the court enters an order confirming or denying confirmation of the Plan or until further order of the court. On June 21, 1996, the bankruptcy court issued an order enjoining the annual meetings until consummation of the Plan. The Company has not scheduled the 1994, 1995, or 1996 Annual Meetings of Stockholders. However, the Company anticipates that such meetings will occur as soon as practicable after the consummation of the Plan.

     In early October 1995, the Director-Defendants made written demand upon the Company to make them whole for losses resulting from the judgment in the Shoen Litigation. The Director-Defendants also asserted substantial claims against the Company related to or arising from the Shoen Litigation, including, but not limited to, claims for financial losses, emotional distress, loss of business and/or professional reputation, loss of credit standing and breach of contract. The Director-Defendants claim that their actions that form the basis for the judgment in the Shoen Litigation were actions within the scope of the Director-Defendants' duties and that such actions were undertaken in good faith and for the benefit of the Company.

     In addition, the Director-Defendants had retained unexpired appeal rights with respect to the Shoen Litigation. If the Director-
Defendants exercised such appeal rights, the damage award may have increased and the Company may have been exposed to increased liability to the Director-Defendants under existing indemnity agreements.

     In recognition of the foregoing and of the substantial risks associated with an appeal of the Shoen Litigation, on October 17, 1995, the Company entered into an agreement (the Agreement) with the Director-Defendants resolving the foregoing issues. Under the Agreement, the Company agreed, among other things, to fund the Plan and to release the Director-Defendants from all claims the Company may have against them
arising   from  the  Shoen  Litigation.   In  addition,  the  Director-
Defendants agreed, (i) to release, subject to certain exceptions, the Company from any claim they may have against it pursuant to any indemnification agreements, (ii) to assign all rights they have under the Shoen Litigation to the Company, (iii) to waive all appeal rights related to the Shoen Litigation (not including Edward J. Shoen's appeal of the punitive damage award), and (iv) not to oppose the Company should it elect to exercise its right of first refusal on any Common Stock to be transferred by the plaintiffs upon satisfaction of the judgment in the Shoen Litigation.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

14.  LEGAL PROCEEDINGS, continued

     On September 19, 1995, the Director-Defendants entered into a Stock Purchase Agreement with one of the plaintiffs in the Shoen Litigation, Maran, Inc., a Nevada corporation (Maran). All of Maran's voting stock was held by Mary Anna Shoen Eaton (Shoen Eaton), who was also a plaintiff in the Shoen Litigation. Under the Stock Purchase Agreement, the Director-Defendants agreed to purchase 3,343,076 shares of Common Stock held by Maran in exchange for approximately $22.7 million. The Stock Purchase Agreement was approved by the bankruptcy court on October 10, 1995. On October 18, 1995, the Company exercised its right of first refusal and repurchased the Common Stock that was the subject of the Stock Purchase Agreement for the price set forth therein. In addition, on September 19, 1995, the Director-Defendants, Shoen Eaton, Maran, and the Company entered into a Settlement Agreement, providing for the payment to Shoen Eaton of approximately $41.4 million in exchange for a full release of all claims against the Company and the Director-Defendants, including all claims asserted by her in the Shoen Litigation. The Settlement Agreement was approved by the bankruptcy court on October 10, 1995, and the payment was made on October 18, 1995. As a result of the foregoing, and after giving effect to the discount achieved through settlement, approximately $84.6 million of the judgment in the Shoen Litigation was satisfied.

     Pursuant to the judgment in the Shoen Litigation, on January 30, 1996, the Company acquired 833,420 shares of Common Stock held by L.S.S., Inc. (L.S.S.) in exchange for approximately $5.7 million and paid damages to L.S. Shoen of approximately $15.4 million. The Company also funded a total of approximately $2.1 million of statutory post-judgment interest on the above amounts. In addition, on February 7, 1996, the Company acquired 1,651,644 shares of Common Stock held by Thermar, Inc. (Thermar) by paying Thermar approximately $41.8 million. The Company also tendered to Thermar approximately $4.1 million of statutory post-judgment interest on such amount. As a result of the foregoing transactions, the balance of the judgment has been reduced to approximately $315.2 million, plus interest claimed by the plaintiffs.

     With respect to the remaining plaintiffs in the Shoen Litigation, the Plan provides for the payment by the Company of approximately $84.5 million in exchange for 12,426,836 shares of Common Stock held by four of the plaintiffs and for the payment by the Company of approximately $230.7 million to certain of the plaintiffs as damages.

     As of the date hereof, an issue remains whether or not the plaintiffs are entitled to statutory post-judgment interest at the rate of 10% per year. As of June 24, 1996, total accrued interest on the outstanding balance of the judgment is approximately $42.2 million and is accruing at the rate of approximately $86,000 per day. Briefing regarding post-petition date interest and the computation thereof was completed June 21, 1996. A July 19, 1996 hearing date has been set by the bankruptcy court. Those reserved issues do not affect the finality of the bankruptcy court's order confirming the Plan (Confirmation Order) in each Director-Defendant's Chapter 11 case. If the dispute regarding post-petition date interest is decided adversely to the Director-Defendants and the Company, they intend to appeal any such decision. Pending the final resolution of the post-petition date interest dispute (including all appeals by either side), the Company intends to deposit either cash or, in appropriate circumstances, an irrevocable letter of credit into an escrow account to secure payment of the post-petition date interest if the dispute is ultimately decided adversely to the Director-Defendants and the Company. The amount of the escrow deposit would be in such case equal to the accrued interest to the date funds are deposited into escrow. As provided in the Plan, the escrow deposit, plus interest thereon, will remain until all aspects of the post-petition date interest dispute have been finally decided, including dischargeability litigation which the plaintiffs filed against the Director-Defendants in the bankruptcy court as an alternative means of trying to collect post-petition date interest. The dischargeability litigation has not been set for trial and is likely to await the outcome of the other aspects of the post-petition date interest dispute.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

14.  LEGAL PROCEEDINGS, continued

     On March 15, 1996, the bankruptcy court issued a Confirmation Order in each Director-Defendant's Chapter 11 case. This order provided that the effective date for the Plan (i.e., the date on which the Company will pay the plaintiffs an aggregate of approximately $315.2 million and the plaintiffs will surrender the Common Stock) will be no later than October 1, 1996 (absent compelling circumstances justifying an extension of that date).

     As of the date hereof, the Company has not yet determined all of the sources of cash which will be used to fund the Plan. The Company has identified approximately $150 million of surplus or non-essential assets, including, but not limited to, surplus real estate and mortgage notes, which will be sold to raise a portion of the cash needed to fund the Plan. In order to comply with certain covenants in the Company's current credit agreements following the repurchase of the remaining plaintiffs' stock, it may be necessary to increase stockholders' equity by issuing capital stock. Such capital stock may consist of dividend paying preferred stock, Series B Common Stock, Common Stock, or a combination of the foregoing.

     Because the Company has not determined all of the sources of cash to fund the Plan, the Company is unable to determine with certainty the impact the Plan will have on the Company's prospective financial condition, results of operations, cash flows, or capital expenditure plans. However, as a result of funding the Plan, the Company may incur additional costs in the future in the form of dividends on any dividend paying stock issued to fund the Plan and/or interest on borrowed funds. Furthermore, following consummation of the Plan, and without giving effect to any capital stock which may be issued as part of the Plan funding, the Company's outstanding Common Stock would be reduced by 12,426,836 shares, in addition to the 3,343,076 shares repurchased from Maran on October 18, 1995, the 833,420 shares repurchased from L.S.S. on January 30, 1996, and the 1,651,644 shares repurchased from Thermar on February 7, 1996.

     Other uncertainties remain about the Plan, including the tax treatment of the payments made and to be made by the Company pursuant to the Plan. Specifically, the Company plans to deduct for income tax purposes approximately $324.3 million of the payments made or to be made by the Company to the plaintiffs, which will reduce the Company's income tax liability. While the Company believes that such income tax deductions are appropriate, there can be no assurance that any such deductions ultimately will be allowed in full. Accordingly, for tax and other reasons, the Plan could result in material changes in the Company's financial condition, results of operations, and earnings per common share.

     Furthermore, in the event the fair value of the consideration paid by the Company to the plaintiffs is in excess of the fair value of the stock repurchased by the Company, the Company will be required to record an expense equal to that difference. Based upon the uncertainties surrounding the funding of the Plan, the amount of such expense, if any, is not estimable as of the date hereof. No such expense was recorded for book purposes related to the Maran/Shoen Eaton, L.S.S. and Thermar transactions. The Company has not yet determined the accounting treatment for any transaction other than the Maran/Shoen Eaton, L.S.S. and Thermar transactions. Furthermore, no provision has been made in the Company's financial statements for any payments to be made to the plaintiffs. For the reasons set forth above, the Plan could have the effect of reducing the Company's net income.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

15.  PREFERRED STOCK PURCHASE RIGHTS

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

16.  STOCK OPTION PLAN

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

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

16.  STOCK OPTION PLAN, continued

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

     To date, no stock options or awards have been granted.

17.  RELATED PARTY TRANSACTIONS

     AMERCO and Consolidated Subsidiaries have related party transactions with certain major stockholders, directors and officers of the consolidated group as disclosed in Notes 2, 6, 8, 14, 19 and 20 of Notes to Consolidated Financial Statements.

     During the years ended 1996, 1995 and 1994, a subsidiary of AMERCO purchased $3,122,000, $3,417,000 and $2,607,000, respectively, of printing from a company wherein an officer is a major stockholder, director and officer of AMERCO.

     During the year ended 1996, a subsidiary of AMERCO purchased $1,558,000 of computer components from a company wherein a major stockholder was the family trust of a major stockholder, director and officer of AMERCO. There were no purchases from the Company during the years ended 1995 and 1994.

     Pursuant to a Share Repurchase and Registration Rights Agreement, dated May 1, 1992, among Sophia M. Shoen, Sophmar, Inc., and the Company, Sophia M. Shoen had the right to require the Company to repurchase, with certain limitations, up to $3,000,000 of Common Stock owned by her. The Sophia Shoen Registration Rights Agreement provides that the Company's obligations to repurchase any shares from Sophia M. Shoen may be satisfied if such shares are purchased by the ESOP Trust. Pursuant to the Sophia Shoen Registration Rights Agreement, on June 30, 1994, Sophia M. Shoen sold 88,235 shares of Common Stock to the ESOP Trust at the then appraised value of $17.00 per share, for an aggregate sales price of approximately $1,500,000. In addition, Sophia M. Shoen, subject to certain limitations and restrictions, may also elect under the Sophia Shoen Registration Rights Agreement to cause the Company to effect a registration under the Securities Act of 1933, as amended, and applicable state securities laws of shares of Common Stock held by her. Sophia M. Shoen sold 575,000 shares of Common Stock to the public in late 1994 pursuant to her registration rights. Sophia M. Shoen is a major stockholder and is the sister of Edward J., Mark V., and James P. Shoen, who are major stockholders and directors of the Company.

     Pursuant to a Management Consulting Agreement, dated as of May 1, 1992, Sophia M. Shoen agreed to provide environmental and other consulting services to the Company. In consideration for these services, the Company agreed to pay Sophia M. Shoen a yearly fee of $100,000. The Management Consulting Agreement terminated May 1, 1995.

     In April 1994, William E. Carty sold 46.5% of 90.88 acres of land to the Company for cash in the amount of $4,000,000. An independent opinion of value was used to determine the Company's offer to purchase and the purchase was completed below the amount so determined. Additionally, in fiscal 1995, the Company sold approximately 158 acres of land to William E. Carty for cash in the amount of $1,324,000. The sales price was greater than an independent opinion of value obtained by the Company prior to the sale. William E. Carty is a director of the Company.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

17.  RELATED PARTY TRANSACTIONS, continued

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

     On December 18, 1995, the Company reimbursed Paul F. Shoen $1,500,000 for a payment made to the plaintiffs in partial satisfaction of the judgment in the Shoen Litigation. Paul F. Shoen is a major stockholder and the brother of Edward J., Mark V. and James P. Shoen, who are major stockholders and directors of the Company.

     Management believes that these transactions were consummated on terms equivalent to those that prevail in arm's-length transactions.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

18.  SUPPLEMENTAL CASH FLOW INFORMATION

     The (increase) decrease in receivables, inventories and accounts payable and accrued liabilities net of other operating and investing activities follows:

                                                  Year ended
                                   ---------------------------------------
                                     1996            1995            1994
                                   ---------------------------------------
                                                (in thousands)

         Receivables             $ (45,734)        (57,645)        (19,945)
                                   =======================================

         Inventories             $   4,446          (1,325)          2,425
                                   =======================================
         Accounts payable and
           accrued liabilities   $  24,137           3,549          11,538
                                   =======================================

     Income taxes paid in cash amounted to $540,000, $9,465,000, and $3,275,000 for 1996, 1995 and 1994, respectively. Interest paid in cash amounted to $71,561,000, $67,191,000, and $71,448,000 for 1996,
1995 and 1994, respectively.


19. SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF PONDEROSA HOLDINGS, INC. AND ITS SUBSIDIARIES

     A summary consolidated balance sheet for Ponderosa Holdings, Inc.
and its subsidiaries is presented below:
                                                            December 31,
                                                     ---------------------
                                                         1995        1994
                                                     ---------------------
                                                          (in thousands)

      Investments - fixed maturities               $   879,702     705,428
      Other investments                                106,966     116,151
      Receivables                                      155,384     136,527
      Deferred policy acquisition costs                 49,995      49,244
      Due from affiliate                                15,215      15,165
      Deferred federal income taxes                      2,713      12,090
      Other assets                                       9,194      25,007
                                                     ---------------------
           Total assets                            $ 1,219,169   1,059,612
                                                     =====================

      Policy liabilities and accruals              $   419,187     411,249
      Unearned premiums                                 64,379      63,938
      Premium deposits                                 410,787     304,979
      Other policyholders' funds and liabilities        30,448      25,739
                                                     ---------------------
           Total liabilities                           924,801     805,905

      Stockholder's equity                             294,368     253,707
                                                     ---------------------
                Total liabilities and
                  stockholder's equity             $ 1,219,169   1,059,612
                                                     =====================

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

19. SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF PONDEROSA HOLDINGS, INC. AND ITS SUBSIDIARIES, continued

     A   summarized   consolidated  income  statement  for   Ponderosa
Holdings, Inc. and subsidiaries is presented below:
                                               Year ended December 31,
                                       -----------------------------------
                                         1995          1994          1993
                                       -----------------------------------
                                                  (in thousands)

    Premiums                         $ 167,825       156,963       142,347
    Net investment income               46,424        43,096        40,019
    Other income                         8,453         5,958         7,447
                                       -----------------------------------
         Total revenue                 222,702       206,017       189,813
    Benefits and losses                151,232       133,407       120,825
    Amortization of deferred policy
      acquisition costs                 17,131        10,896         9,343
    Other expenses                      20,303        28,816        29,834
                                       -----------------------------------
         Income from operations         34,036        32,898        29,811
    Federal income tax expense         (10,955)       (9,460)       (8,723)
                                       -----------------------------------
    Earnings from operations before
      change in accounting principle    23,081        23,438        21,088
    Cumulative effect of a change
      in accounting principle              -             -             (93)
                                       -----------------------------------
    Net income                       $  23,081        23,438        20,995
                                       ===================================

     Applicable laws and regulations of the State of Arizona require maintenance of minimum capital determined in accordance with statutory accounting practices in the amount of $400,000 for Oxford and $1,000,000 for RWIC. In addition, the amount of dividends which can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. Statutory surplus which can be distributed as dividends is $21,728,000 at December 31, 1995.

     The consolidated audited statutory net income for the years ended December 31, 1995, 1994 and 1993 was $21,112,000, $20,858,000, and
$20,644,000, respectively; audited statutory capital and surplus was $225,780,000 and $205,699,000 at December 31, 1995 and 1994,
respectively.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

20.  INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA

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

1996
- ----
Revenues:
 Outside       $1,085,711     49,103    159,609          -       1,294,423
 Intersegment        (656)     1,281     12,763      (13,388)          -
                ----------------------------------------------------------
 Total revenue $1,085,055     50,384    172,372      (13,388)    1,294,423
                ==========================================================
Pretax
 operating
 profit        $  129,092     12,600     21,436          656       163,784
                ============================================
Interest
  expense                                                           67,558
                                                                 ---------
Pretax
   earnings
   from
   operations                                                  $    96,226
                                                                 =========
Identifiable
 assets        $1,921,105    599,713    619,454     (312,294)    2,827,978
                ==========================================================
Depreciation/
 amortization  $   83,734      7,517     11,176          -         102,427
                ==========================================================
Capital
 expenditures  $  291,057        -          -            -         291,057
                ==========================================================
1995
- ----
Revenues:
 Outside       $1,052,243     39,347    144,642          -       1,236,232
 Intersegment         (42)     1,444     20,657      (22,059)          -
                ----------------------------------------------------------
 Total revenue $1,052,201     40,791    165,299      (22,059)    1,236,232
                ==========================================================
Pretax
 operating
 profit        $  128,278      9,824     23,074           42       161,218
                ============================================
Interest
  expense                                                           67,762
                                                                 ---------
Pretax
   earnings
   from
   operations                                                  $    93,456
                                                                 =========
Identifiable
 assets        $1,827,995    479,778    579,821     (281,605)    2,605,989
                ==========================================================
Depreciation/
 amortization  $  150,187      4,790      8,913          -         163,890
                ==========================================================
Capital
 expenditures  $  434,992        -          -            -         434,992
                ==========================================================

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

20.  INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, continued

                                      Property/  Adjustments
                 Rental      Life     Casualty       and
               Operations  Insurance  Insurance  Eliminations  Consolidated
               ------------------------------------------------------------
                                      (in thousands)

1994
- ----
Revenues:
 Outside       $  960,878     31,357    137,659          -       1,129,894
 Intersegment        (357)     2,834     18,862      (21,339)          -
                ----------------------------------------------------------
 Total revenue $  960,521     34,191    156,521      (21,339)    1,129,894
                ==========================================================
Pretax
 operating
 profit        $  106,248      9,106     20,705         (698)      135,361
                ============================================
Interest
  expense                                                           68,859
                                                                 ---------
Pretax
   earnings
   from
   operations                                                  $    66,502
                                                                 =========
Identifiable
 assets        $1,593,044    461,464    550,795     (260,861)    2,344,442
                ==========================================================
Depreciation/
 amortization  $  137,220      4,277      7,243          -         148,740
                ==========================================================
Capital
 expenditures  $  530,520        -          -            -         530,520
                ==========================================================

 Geographic Area Data -             United States    Canada    Consolidated
                                    ---------------------------------------
                                                (in thousands)
1996
- ----
   Revenues                          $ 1,265,820      28,603     1,294,423
   Pretax earnings
     from operations                 $    92,699       3,527        96,226
   Identifiable assets               $ 2,781,717      46,261     2,827,978

1995
- ----
   Revenues                          $ 1,207,878      28,354     1,236,232
   Pretax earnings
     from operations                 $    90,378       3,078        93,456
   Identifiable assets               $ 2,552,564      53,425     2,605,989

1994
- ----
   Revenues                          $ 1,102,062      27,832     1,129,894
   Pretax earnings
     from operations                 $    65,919         583        66,502
   Identifiable assets               $ 2,298,948      45,494     2,344,442

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

21.  SUBSEQUENT EVENTS

     On May 7, 1996, the Company declared a cash dividend of $3,241,000 ($.53125 per preferred share) to preferred stockholders of record as of May 17, 1996.


     See Notes 2, 5, 13 and 14 of Notes to Consolidated Financial Statements for other subsequent event disclosures.

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
                                                                          Years Ended March 31,
                                                --------------------------------------------------------------------
                                                    1996           1995           1994           1993           1992
                                                --------------------------------------------------------------------
                                                     (in thousands except earnings per $100 of average investment)
Earnings data (Note A) <F1>:
  Fleet Owner income:
    Credited to Fleet Owner gross
      rental income                            $   4,181          5,288          6,556          7,827          9,814
    Credited to Distribution, Accident
      and Canadian Duty Fund (Note D) <F4>            69             66             71            114            118
                                               ---------          -----          -----          -----          -----

      Total Fleet Owner income                     4,250          5,354          6,627          7,941          9,932
                                               ---------          -----          -----          -----          -----

  Fleet Owner operation expenses:
    Charged to Fleet Owner (Note C) <F3>           2,182          2,127          2,404          3,100          4,389
    Charged to Distribution, Accident
      and Canadian Duty Funds (Note D) <F4>          254            234            237            290            274
                                               ---------          -----          -----          -----          -----
      Total Fleet Owner operation
        expenses                                   2,436          2,361          2,641          3,390          4,663
                                               ---------          -----          -----          -----          -----

      Fleet Owner earnings before
        Distribution, Accident and
        Canadian Duty Funds credit,
        depreciation and income taxes              1,814          2,993          3,986          4,551          5,269

  Distribution, Accident and Canadian
    Duty Funds credit (Note D) <F4>                  185            168            165            176            156
                                               ---------          -----          -----          -----          -----
      Net Fleet Owner earnings before
        depreciation and income taxes          $   1,999          3,161          4,151          4,727          5,425
                                               =========          =====          =====          =====          =====
Investment data (Note A) <F1>:
  Amount at end of year                        $   3,138          4,382          5,257          6,332          7,749
                                               =========          =====          =====          =====          =====
  Average amount during year                   $   3,701          4,820          5,668          6,976          8,911
                                               =========          =====          =====          =====          =====

      Net Fleet Owner earnings before
        depreciation and income taxes
        per $100 of average investment
        (Note B) <F2>                          $   54.04          65.59          73.23          67.76          60.88
                                               =========          =====          =====          =====          =====


The accompanying notes are an integral part of this Summary of Earnings of Independent Trailer Fleets.

           NOTES TO SUMMARY OF EARNINGS OF INDEPENDENT TRAILER FLEETS

                             Additional Information
<F1>
(A)  The accompanying Summary of Earnings of Independent Trailer Fleets includes the  operations of trailers under the brand name of "U-Haul" owned by Independent Fleet Owners.  Earnings data represent the aggregate results of operations before depreciation and taxes.  Investment data represent the cost of trailers and investments before accumulated depreciation.

     Fleet Owner income is based on Independent Rental Dealer reports of rentals transacted through the day preceding the last Monday of each month and received by U-Haul International, Inc. by the end of the month and Company-
     Operated U-Haul Center reports of rentals transacted through the last day of each month.  Payments to Fleet
     Owners for trailers lost or retired from rental service as a result of damage by accident have not been reflected in this summary because such payments do not relate to earnings before depreciation and income taxes but, rather, investment (depreciation).

     The investment data is based upon the cost of trailers to the Fleet Owners as reflected by sales records of
     U-Haul's manufacturing facilities.
<F2>
(B)  The summary of earnings data stated in terms of amount per $100 of average investment represents the aggregate results of operations (earnings data) divided by the average amount of investment during the periods.  The average amount of investment is based upon a simple average of the month-end investment during each period.
     Average earnings data is not necessarily representative of an individual Fleet Owner's earnings.
<F3>
(C)  A summary of operations expenses charged directly to Independent Fleet Owners follows:
                                                              Year ended March 31,
                                                    ---------------------------------------
                                                    1996     1995     1994     1993    1992
                                                    ---------------------------------------
                                                                 (in thousands)

               Licenses                        $     436      503      520      593     686
               Public liability insurance            264      320      392      510   1,047
               Repairs and maintenance             1,482    1,304    1,492    1,997   2,656
                                               ---------    -----    -----    -----   -----

                                               $   2,182    2,127    2,404    3,100   4,389
                                               =========    =====    =====    =====   =====
<F4>
(D)  The Fleet Owners, Independent Rental Dealers, U-Haul International, Inc. and Subsidiary U-Haul Rental Companies
     forego normal commissions on a portion of gross rental fees designated for transfer to the Distribution Fee Fund, the Accident Fund, and the Canadian Duty Fund.  Designated expenses, otherwise chargeable to Fleet Owners, are paid from these Funds to the extent of the financial resources of the Funds.  The amounts designated
     "Distribution, Accident and Canadian Duty Funds credit" in the accompanying summary of earnings represent
     Operator Contribution expenses borne by the Funds, which exceed Independent Fleetowner commissions foregone.

      NOTES TO SUMMARY OF EARNINGS OF INDEPENDENT TRAILER FLEETS, continued

                             Additional Information

(E) Commissions foregone for transfer to the Distribution, Accident and Canadian Duty Funds (net of fees in excess of expenses incurred) follows:
                                                   Subsidiary           Fleet Owners
                                                                  -----------------------------------
                                                     U-Haul       Subsidiary
                                                   Companies      Companies     Independent     Total
                                                   --------------------------------------------------
                                                                      (in thousands)

        Year ended:
               March 31, 1996                       1,287            624             69         1,980
               March 31, 1995                         986            465             66         1,517
               March 31, 1994                         873            399             71         1,343
               March 31, 1993                         879            358            114         1,351
               March 31, 1992                         875            390            118         1,383





(F) A summary of Independent Fleet Owner expenses incurred by the Funds follows:
                                                                           Year ended March 31,
                                                           -----------------------------------------------
                                                              1996      1995      1994      1993      1992
                                                           -----------------------------------------------
                                                                         (in thousands)
Accident repairs                                           $ 1,675     1,295     1,085     1,199     1,142
Distribution of trailers, paid from redistribution and
  Canadian duty fees                                             0         0         0         0        37
                                                           -------     -----     -----     -----     -----
           Total Fleet Owner expenditures                    1,675     1,295     1,085     1,199     1,179
Less portion allocated to fleets owned by subsidiary
  companies                                                  1,421     1,061       848       909       905
                                                           -------     -----     -----     -----     -----
           Total Independent Fleet Owner expenses paid
             by funds                                          254       234       237       290       274
Add portion allocated to fleets owned by subsidiary
  companies                                                  1,421     1,061       848       909       905
Return of investment (accident reimbursement)                  305       222       258       152       204
                                                           -------     -----     -----     -----     -----

           Total expenses incurred by Funds                $ 1,980     1,517     1,343     1,351     1,383
                                                           =======     =====     =====     =====     =====

                              Schedule I


             Condensed Financial Information of Registrant
                                AMERCO
                            Balance Sheets
                               March 31,


                                                        1996         1995
                                                    ----------------------
                                                          (in thousands)
Assets
- ------

   Cash                                           $     5,487        5,967
   Investment in subsidiaries                         613,607      527,050
   Due from unconsolidated subsidiaries             1,073,819    1,077,014
   Other assets                                         8,420        6,042
                                                    ----------------------

                                                  $ 1,701,333    1,616,073
                                                    ======================


Liabilities and Stockholders' Equity
- ------------------------------------

Liabilities:
   Notes and loans                                $   929,236      811,562
   Other liabilities                                  103,906      103,029
                                                    ----------------------

Stockholders' equity:
   Preferred stock                                        -            -
   Common stock                                        10,000       10,000
   Additional paid-in capital                         165,756      165,675
   Foreign currency translation                       (11,877)     (12,435)
   Net unrealized gain (loss) on investments           11,097       (6,483)

   Retained earnings:
     Beginning of year                                561,589      514,521
     Net earnings                                      60,394       60,032
     Dividends paid                                   (12,964)     (12,964)
                                                    ----------------------
                                                      609,019      561,589

   Less:
     Cost of common shares in treasury                111,118       10,461
     Unearned employee stock
       ownership plan shares                            4,686        6,403
                                                    ----------------------
          Total stockholders' equity                  668,191      701,482
                                                    ----------------------
                                                  $ 1,701,333    1,616,073
                                                    ======================


     See accompanying notes to condensed financial information and notes to consolidated financial statements incorporated herein by reference.

             Condensed Financial Information of Registrant
                                AMERCO
                        Statements of Earnings
                         Years Ended March 31,


                                          1996         1995         1994
                                     ------------------------------------
                                     (in thousands except per share data)

Revenues
- --------
   Net interest income from
     subsidiaries                  $     63,133       66,050       68,327
   Other revenue                            751          465          753
                                     ------------------------------------

   Total revenues                        63,884       66,515       69,080
                                     ------------------------------------

Expenses
- --------
   Interest expense                      63,133       66,050       68,327
   Other expenses                        14,107       11,515        9,565
                                     ------------------------------------

   Total expenses                        77,240       77,565       77,892
                                     ------------------------------------

   Operating loss                       (13,356)     (11,050)      (8,812)

   Equity in earnings of
     unconsolidated subsidiaries        107,540      102,583       71,659

   Income tax expense                   (33,790)     (31,501)     (19,293)

   Extraordinary loss on early
     extinguishment of debt, net            -            -         (3,370)
                                     ------------------------------------


      Net earnings                 $     60,394       60,032       40,184
                                     ====================================

      Earnings per common share    $       1.33         1.23          .89
                                     ====================================
      Weighted average common
        shares outstanding           35,736,335   38,190,552   38,664,063
                                     ====================================


     See accompanying notes to condensed financial information and notes to consolidated financial statements incorporated herein by reference.

             Condensed Financial Information of Registrant
                                AMERCO
                       Statements of Cash Flows
                         Years Ended March 31,


                                           1996         1995         1994
                                        ----------------------------------
                                                    (in thousands)

Cash flows from operating activities:
Net earnings                          $   60,394       60,032       40,184
  Amortization, net                           34          545          850
  Equity in earnings of
    subsidiaries                          69,075       67,139       49,288
  Increase (decrease) in amounts due
    from unconsolidated subsidiaries       3,195      (91,475)    (197,093)
  Net change in operating assets and
    liabilities                         (156,406)    (100,642)     (53,341)
  Other, net                              18,485       (8,194)      (3,945)
                                        ----------------------------------

Net cash used by operating activities     (5,223)     (72,595)    (164,057)
                                        ----------------------------------

Cash flows from financing activities:
Net change in short term borrowings       84,500      178,750       21,750
Proceeds from notes                      140,000          -        186,000
Proceeds from Leveraged Employee
  Stock Ownership Plan                     1,717        1,717        1,717
Principal payments on notes             (106,826)     (89,706)    (179,905)
Debt Issuance Costs                       (1,027)        (319)        (531)
Issuance of preferred stock                  -            -        146,320
Dividends paid                           (12,964)     (12,964)      (7,900)
Treasury Stock purchase                 (100,657)         -            -
Extraordinary loss on early
  extinguishment of debt                     -            -         (3,370)
                                        ----------------------------------

Net cash provided by
  financing activities                     4,743       77,478      164,081
                                        ----------------------------------

Increase (decrease) in cash                 (480)       4,883           24
Cash and cash equivalents
  at beginning of year                     5,967        1,084        1,060
                                        ----------------------------------

Cash and cash equivalents
  at end of year                      $    5,487        5,967        1,084
                                        ==================================


     Income taxes paid in cash amounted to $285,000, $8,794,000, and $3,025,000 for 1996, 1995 and 1994, respectively. Interest paid in cash amounted to $67,150,000, $65,840,000 and $81,115,000 for 1996,
1995 and 1994, respectively.

     See accompanying notes to condensed financial information and notes to consolidated financial statements incorporated herein by reference.

             Condensed Financial Information of Registrant
                                AMERCO
               Notes to Condensed Financial Information
                     March 31, 1996, 1995 and 1994


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     AMERCO, a Nevada corporation, was incorporated in April, 1969, and is the holding company for U-Haul International, Inc., Ponderosa Holdings, Inc. and Amerco Real Estate Company. The financial statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Form 10-K.

     The Company is included in a consolidated Federal income tax return with all of its U.S. subsidiaries. Accordingly, the provision for income taxes has been calculated for Federal income taxes of the Registrant and subsidiaries included in the consolidated return of the Registrant. State taxes for all subsidiaries are allocated to the respective subsidiaries.

     The  financial  statements  include  only  the  accounts  of  the
Registrant (a Nevada corporation), which include certain of the corporate operations of AMERCO. The debt and related interest expense of the Registrant have been allocated to the consolidated subsidiaries. The intercompany interest income and expenses are eliminated in the consolidated financial statements.

2.  GUARANTEES

     AMERCO has guaranteed performance of fleet owner contract obligations of U-Haul International, Inc., a wholly-owned subsidiary, and residual values on certain long-term leases. See Notes 8 and 13 of Notes to Consolidated Financial Statements.

             Condensed Financial Information of Registrant
                                AMERCO
               Notes to Condensed Financial Information
                     March 31, 1996, 1995 and 1994


3.   NOTES AND LOANS PAYABLE

     Notes and loans payable consist of the following:
                                                     Year end
                                               --------------------
                                                 1996         1995
                                               --------------------
                                                   (in thousands)
      Medium-term notes payable
         8.55% to 11.50% interest
            rates, due through 2000         $   95,050      169,270
      Note payable to insurance companies
         5.89% to 10.27% interest
            rates, due through 2006            339,000      270,000
      Notes payable to banks
         4.69% to 7.54% interest
            rates, due through 2001             84,100       45,700
      Other notes payable
         9.50% interest rate,
            due through 2005                        86           92
      Unsecured notes payable to banks
         under revolving lines of credit
            5.61% to 6.18% interest rates      338,000      293,000

      Other short-term promissory notes         73,000       33,500
                                               --------------------
                                            $  929,236      811,562
                                               ====================

     For additional information, see Note 5 of Notes to Consolidated Financial Statements.

                                  Schedule V

                      AMERCO AND CONSOLIDATED SUBSIDIARIES
     Supplemental Information (For Property-Casualty Insurance Underwriters)
                  Years ended December 31, 1995, 1994 and 1993



                              Reserves                                                        Amorti-
                             for Unpaid                                                       zation    Paid
                               Claims                                         Claims and        of     Claims
                     Deferred   and                                        Claim Adjustment  Deferred   and
                      Policy   Claim                        Net      Net   Expenses Incurred  Policy   Claim      Net
       Affiliation    Acqui-   Adjust- Discount           Earned   Invest-    Related to      Acqui-   Adjust- Premiums
          With        sition    ment    if any, Unearned  Premiums  ment    Current   Prior   sition    ment    Written
 Year   Registrant    Costs   Expenses Deducted Premiums    <F1>   Income    Year     Year    Costs   Expenses    <F2>
 ----   ----------    -----   -------- -------- --------  -------- ------    ----     ----    -----   --------  -------
                                                       (in thousands)
 96 Consolidated
    property -
    casualty entity  $  9,858  341,981    N/A     64,379  128,083  29,906  114,110    8,292    8,973  109,372  125,789
 95 Consolidated
    property -
    casualty entity     8,973  329,741    N/A     63,938  112,862  29,026  102,782    6,576    6,644   92,651  119,952
 94 Consolidated
    property -
    casualty entity     6,644  314,482    N/A     58,842  105,801  27,446   91,044   12,688    5,377  104,123  113,672






<F1>
(1)  The earned premiums are reported net of intersegment transactions.  Earned premiums eliminated in consolidation amount to $12,669,000, $20,575,000 and $18,798,000 for the years ended 1996, 1995 and 1994, respectively.
<F2>
(2)  The premiums written are reported net of intersegment transactions.  Premiums written eliminated in consolidation amount to $14,206,000, $19,407,000 and $18,335,000 for the years ended 1996, 1995 and 1994, respectively.

                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AMERCO



                           By: /S/ EDWARD J. SHOEN
                               ---------------------
                               Edward J. Shoen
                               Chairman of the Board


Dated:  June 25, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    Signature                       Title               Date
    ---------                       -----               ----



/S/ EDWARD J. SHOEN         Chairman of the Board   June 25, 1996
- ---------------------         (Principal Executive
Edward J. Shoen               Officer)



/S/ GARY B. HORTON          Principal Financial     June 25, 1996
- ---------------------         and Accounting Officer
Gary B. Horton


/S/ MARK V. SHOEN           Director                June 25, 1996
- ---------------------
Mark V. Shoen



/S/ JAMES P. SHOEN          Director                June 25, 1996
- ----------------------
James P. Shoen



/S/ RICHARD J. HERRERA      Director                June 25, 1996
- ----------------------
Richard J. Herrera



/S/ CHARLES J. BAYER        Director                June 25, 1996
- ---------------------
Charles J. Bayer