Form 10-Q
period 1996-06-30
AMERCO /NV/
filed 1996-08-09
CIK 4457

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1996

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

30,458,939 shares of AMERCO Common Stock, $0.25 par value were outstanding at August 8, 1996.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at August 8, 1996. U-Haul International,
Inc.  meets  the  conditions  set  forth   in   General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                          TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         a)  Consolidated Balance Sheets as of June 30, 1996,
             March 31, 1996 and June 30, 1995...............        4

         b)  Consolidated Statements of Earnings for the
             Quarters ended June 30, 1996 and 1995............      6

         c)  Consolidated Statements of Changes in Stockholders'
             Equity for the Quarters ended June 30, 1996
             and 1995...........................................    7

         d)  Consolidated Statements of Cash Flows for the
             Quarters ended June 30, 1996 and 1995............      9

         f)  Notes to Consolidated Financial Statements -
             June 30, 1996, March 31, 1996 and
             June 30, 1995..................................       10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................   16

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.......................   24

                          THIS PAGE LEFT
                        INTENTIONALLY BLANK

                  PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


               AMERCO AND CONSOLIDATED SUBSIDIARIES

                    Consolidated Balance Sheets


                                               June 30,   March 31,  June 30,
            ASSETS                              1996        1996       1995
                                            ----------------------------------
                                            (unaudited)   (audited) (unaudited)
                                                       (in thousands)


Cash and cash equivalents                  $    39,972      31,168     29,604
Receivables                                    267,287     340,564    333,996
Inventories                                     51,447      45,891     52,422
Prepaid expenses                                14,591      16,415     15,383
Investments, fixed maturities                  884,049     879,702    761,115
Investments, other                             128,469     126,587    146,650
Deferred policy acquisition costs               54,726      49,995     52,622
Other assets                                    24,086      20,941     18,515
                                             --------------------------------

Property, plant and equipment, at
  cost:
  Land                                         213,936     212,593    215,039
  Buildings and improvements                   784,478     769,380    736,633
  Furniture and equipment                      190,182     188,734    182,158
  Rental trailers and other rental
    equipment                                  145,811     256,411    256,730
  Rental trucks                                965,133     968,131    925,671
  General rental items                          22,574      24,197     51,058
                                             --------------------------------
                                             2,322,114   2,419,446  2,367,289
  Less accumulated depreciation              1,072,298   1,102,731  1,098,666
                                             --------------------------------

       Total property, plant and
         equipment                           1,249,816   1,316,715  1,268,623
                                             --------------------------------


















                                           $ 2,714,443   2,827,978  2,678,930
                                             ================================

The accompanying notes are an integral part of these consolidated financial statements.

                                              June 30,     March 31,   June 30,
 LIABILITIES AND STOCKHOLDERS' EQUITY           1996         1996       1995
                                            -----------------------------------
                                            (unaudited)   (audited)  (unaudited)
                                                       (in thousands)

Liabilities:
  Accounts payable and accrued
    liabilities                            $   179,378      151,754    145,011
  Notes and loans                              756,098      998,220    866,132
  Policy benefits and losses, claims
    and loss expenses payable                  497,461      483,561    474,277
  Liabilities from premium deposits            422,514      410,787    347,718
  Cash overdraft                                22,709       32,159     23,291
  Other policyholders' funds and
    liabilities                                 30,510       25,713     34,320
  Deferred income                               33,262        2,926      9,521
  Deferred income taxes                         94,554       73,310     77,711
                                             ---------------------------------

Stockholders' equity:
  Serial preferred stock, with or
    without par value, 50,000,000
    shares authorized; 6,100,000 shares
    issued without par value and
    outstanding as of June 30, 1996,
    March 31, 1996 and June 30, 1995               -            -          -
  Serial common stock, with or
    without par value, 150,000,000
    shares authorized, none issued
    and outstanding                                -            -          -
  Series A common stock of $0.25 par
    value, 10,000,000 shares authorized,
    5,762,495 shares issued as of
    June 30, 1996,  March 31, 1996,
    and June 30, 1995                            1,441        1,441      1,441
  Common stock of $0.25 par value,
    150,000,000 shares authorized,
    34,237,505 shares issued as of
    June 30, 1996, March 31, 1996,
    and June 30, 1995                            8,559        8,559      8,559
  Additional paid-in capital                   165,756      165,756    165,675
  Foreign currency translation                 (12,372)     (11,877)   (11,737)
  Unrealized gain(loss) on investments           3,084       11,097     (1,569)
  Retained earnings                            645,78       609,019    573,525
                                             ---------------------------------
                                               812,251      783,995    735,894
  Less:
    Cost of common shares in treasury,
      (7,209,077 shares as of June 30,
      1996 and March 31, 1996, 1,380,937
      shares as of June 30, 1995)              111,118      111,118     11,457
    Unearned employee stock
      ownership plan shares                     23,176       23,329     23,488
                                             ---------------------------------
         Total stockholders' equity            677,957      649,548    700,949

Contingent liabilities and commitments

                                             ---------------------------------


                                           $ 2,714,443    2,827,978  2,678,930
                                             =================================

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                Consolidated Statements of Earnings

                      Quarters ended June 30,
                            (Unaudited)

                                                   1996         1995
                                              ------------------------

                                                (in thousands except
                                                   per share data)

Revenues
  Rental and other revenue                  $    259,572      235,311
  Net sales                                       55,979       53,116
  Premiums                                        31,155       30,702
  Net investment income                           13,002       11,380
                                              -----------------------
       Total revenues                            359,708      330,509

Costs and expenses
  Operating expense                              190,779      174,246
  Advertising expense (see note 7)                 8,146       16,869
  Cost of sales                                   31,581       28,959
  Benefits and losses                             23,258       27,241
  Amortization of deferred acquisition
    costs                                          4,022        2,928
  Depreciation                                    18,779       37,693
  Interest expense                                18,856       18,832
                                              -----------------------
       Total costs and expenses                  295,421      306,768

Pretax earnings from operations                   64,287       23,741
Income tax expense                               (24,282)      (8,564)
                                              -----------------------

       Net earnings                         $     40,005       15,177
                                              =======================

Earnings per common share:
Net earnings                                $       1.15         0.31
                                              =======================

Weighted average common shares outstanding    32,015,301   37,958,426
                                              =======================
The accompanying notes are an integral part of these consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

    Consolidated Statements of Changes in Stockholders' Equity

                      Quarters ended June 30,
                            (Unaudited)

                                                   1996     1995
                                                -------------------

                                                    (in thousands)
Series A common stock of $0.25 par value:
  10,000,000 shares authorized, 5,762,495
  shares issued as of June 30, 1996,
  March 31, 1996 and June 30, 1995
    Beginning and end of period                 $  1,441     1,441
                                                  -----------------

Common stock of $0.25 par value:
  150,000,000 shares authorized, 34,237,505
  shares issued as of June 30, 1996,
  March 31, 1996 and June 30, 1995
    Beginning and end of period                    8,559     8,559
                                                 ------------------

Additional paid-in capital:
  Beginning and end of period                    165,756   165,675
                                                -------------------

Foreign currency translation:
  Beginning of period                            (11,877)  (12,435)
  Change during period                              (495)      698
                                                 ------------------

  End of period                                  (12,372)  (11,737)
                                                 ------------------

Unrealized gain (loss) on investments:
  Beginning of period                             11,097    (6,483)
  Change during period                            (8,013)    4,914
                                                 ------------------

  End of period                                    3,084    (1,569)
                                                 ------------------

Retained earnings:
  Beginning of period                            609,019   561,589
    Net earnings                                  40,005    15,177
    Dividends paid to stockholders:
      Preferred stock: ($0.53 per share
        for 1996 and 1995, respectively)          (3,241)   (3,241)
                                                 ------------------

  End of period                                  645,783   573,525
                                                 ------------------


The accompanying notes are an integral part of these consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

    Consolidated Statements of Changes in Stockholders' Equity

                      Quarters ended June 30,
                            (Unaudited)

                                                   1996     1995
                                                -------------------
                                                   (in thousands)
Less Treasury stock:
  Beginning of period                            111,118    10,461
  Net increase (45,000 shares in 1995)               -         996
                                                 ------------------

  End of period                                  111,118    11,457
                                                 ------------------

Less Unearned employee stock ownership
    plan shares:
  Beginning of period                             23,329    21,101
    Increase in loan                                 -       2,523
    Proceeds from loan                              (153)     (136)
                                                 -----------------

  End of period                                   23,176    23,488
                                                 -----------------

Total stockholders' equity                     $ 677,957   700,949
                                                 =================







The accompanying notes are an integral part of these consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

               Consolidated Statements of Cash Flows

                      Quarters ended June 30,
                            (Unaudited)
                                                   1996     1995
                                                -------------------
                                                    (in thousands)
Cash flows from operating activities:
  Net earnings                                $   40,005     15,177
    Depreciation and amortization                 25,180     40,565
    Provision for losses on accounts
      receivable                                     869      1,568
    Net (gain) loss on sale of real and
      personal property                              500        (16)
    Gain on sale of investments                     (207)      (337)
    Changes in policy liabilities and
      accruals                                    10,976     (4,960)
    Additions to deferred policy
      acquisition costs                           (6,385)    (7,109)
    Net change in other operating assets
      and liabilities                            126,755     24,953
                                                -------------------
Net cash provided by operating activities        197,693     69,841
                                                -------------------

Cash flows from investing activities:
  Purchases of investments:
    Property, plant and equipment                (61,686)   (70,149)
    Fixed maturities                             (51,483)   (86,329)
    Real estate                                      353       (653)
    Mortgage loans                                (1,800)    (4,662)
  Proceeds from sale of investments:
    Property, plant and equipment                137,031     38,015
    Fixed maturities                              31,955     37,863
    Real estate                                      335        691
    Mortgage loans                                 5,366      6,177
  Changes in other investments                    (4,634)    (8,802)
                                                -------------------
Net cash provided (used) by investing
    activities                                    55,437    (87,849)
                                                -------------------

Cash flows from financing activities:
  Net change in short-term borrowings           (391,000)     2,000
  Proceeds from notes                            175,000         -
  Debt issuance costs                             (2,146)      (627)
  Loan to leveraged Employee Stock
    Ownership Plan                                   -       (2,523)
  Proceeds from leveraged Employee Stock
    Ownership Plan                                   153        136
  Principal payments on notes                    (26,122)   (17,090)
  Net change in cash overdraft                    (9,450)    (8,072)
  Dividends paid                                  (3,241)    (3,241)
  Treasury stock acquisitions                        -         (996)
  Investment contract deposits                    25,891     60,383
  Investment contract withdrawals                (13,411)   (17,644)
                                                -------------------
Net cash provided (used) by
   financing activities                         (244,326)    12,326
                                                -------------------
Increase (decrease)in cash and
  cash equivalents                                 8,804     (5,682)
Cash and cash equivalents at
  beginning of period                             31,168     35,286
                                                -------------------
Cash and cash equivalents at
  end of period                               $   39,972     29,604
                                                ===================



The accompanying notes are an integral part of these consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

            Notes to Consolidated Financial Statements

          June 30, 1996, March 31, 1996 and June 30, 1995
                            (Unaudited)


1.   PRINCIPLES OF CONSOLIDATION

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

     The consolidated balance sheets as of June 30, 1996 and 1995, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the quarters ended June 30, 1996 and 1995 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The operating results and financial position of AMERCO's consolidated insurance operations are determined on a one quarter lag. There were no effects related to intervening events which would significantly affect consolidated financial position or results of operations for the financial statements presented herein.

     Based on an in-depth market analysis, the Company increased the estimated salvage value of certain rental trucks during the third and fourth quarters of fiscal year ended March 31, 1996.

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

     Certain reclassifications have been made to the financial statements for the quarter ended June 30, 1995 to conform with the current year's presentation.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)


2.   INVESTMENTS

     A comparison of amortized cost to market for fixed maturities is as follows (in thousands, except for par value):

  March 31, 1996       Par Value               Gross       Gross    Estimated
- ------------------
  Consolidated         or number  Amortized  unrealized  unrealized   market
  Held-to-Maturity     of shares     cost      gains       losses     value
                       -----------------------------------------------------

  U.S. treasury
    securities
    and government
    obligations        $  18,305  $  18,217      1,446          (1)   19,662
  U.S. government
    agency mortgage
    backed securities  $  60,527     60,086        726      (2,777)   58,035
  Obligations of
    states and
    political
    subdivisions       $  33,935     33,641      1,270         (78)   34,833
  Corporate
    securities         $ 184,715    189,459      2,956      (2,681)  189,734
  Mortgage-backed
    securities         $ 111,687    109,935      1,900      (2,264)  109,571
  Redeemable preferred
    stocks                   221      6,475        306         (18)    6,763
                                    ----------------------------------------

                                    417,813      8,604      (7,819)  418,598
                                    ----------------------------------------

  March 31, 1996                               Gross       Gross   Estimated
- ----------------
  Consolidated                    Amortized  unrealized  unrealized   market
  Available-for-Sale   Par Value     cost      gains       losses     value
                       -----------------------------------------------------

  U.S. treasury
    securities and
    government
    obligations        $  11,685     11,785      1,106         -      12,891
  U.S. government
    agency mortgage
    backed securities  $  24,419     24,123        248        (345)   24,026
  States,
    municipalities
    and political
    subdivisions       $  10,400     10,577        545        (184)   10,938
  Corporate
    securities         $ 328,879    335,263      7,415      (3,744)  338,934
  Mortgage-backed
    securities         $  79,965     79,337      1,368      (1,258)   79,447
                                    ----------------------------------------
                                    461,085     10,682      (5,531)  466,236
                                    ----------------------------------------

         Total                    $ 878,898     19,286     (13,350)  884,834
                                    ========================================

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)


3.   SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF PONDEROSA
HOLDINGS, INC. AND ITS SUBSIDIARIES

     A summary consolidated balance sheet (unaudited) for Ponderosa Holdings, Inc. and its subsidiaries is presented below:

                                                       June 30,
                                                   1996        1995
                                               --------------------
                                                   (in thousands)

      Investments - fixed maturities         $   884,049    761,115
      Other investments                          104,044    126,779
      Receivables                                170,344    153,780
      Deferred policy acquisition costs           54,726     52,622
      Due from affiliate                           8,713     12,999
      Deferred federal income taxes                6,531      8,720
      Other assets                                10,396      4,349
                                               --------------------
           Total assets                      $ 1,238,803  1,120,364
                                               ====================
      Policy liabilities and accruals        $   418,248    407,632
      Unearned premiums                           79,218     66,645
      Premium deposits                           422,514    347,718
      Other policyholders' funds and
        liabilities                               30,331     33,891
                                               --------------------
           Total liabilities                     950,311    855,886

      Stockholder's equity                       288,492    264,478
                                               --------------------

                Total liabilities and
                  stockholder's equity       $ 1,238,803  1,120,364
                                               ====================

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)


3.   SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF PONDEROSA
HOLDINGS, INC. AND ITS SUBSIDIARIES, continued

     A summarized consolidated income statement (unaudited) for Ponderosa Holdings, Inc. and its subsidiaries is presented below:

                                           Quarters ended June 30,
                                                1996        1995
                                            ---------------------
                                                (in thousands)

      Premiums                              $  32,327      30,097
      Net investment income                    12,619      11,531
      Other income                                 38       1,601
                                            ---------------------
           Total revenue                       44,984      43,229
      Benefits and losses                      23,258      27,241
      Amortization of deferred policy
        acquisition costs                       4,022       2,928
      Other expenses                            8,753       5,313
                                            ---------------------
           Income from operations               8,951       7,747
      Federal income tax expense               (2,914)     (1,890)
                                            ---------------------

      Net income                            $   6,037       5,857
                                            =====================

4.   CONTINGENT LIABILITIES AND COMMITMENTS

     During the three months ended June 30, 1996, U-Haul Leasing & Sales Co., a wholly-owned subsidiary of U-Haul International, Inc., entered into four transactions, whereby the Company sold rental trucks and subsequently leased them back. AMERCO has guaranteed $4,673,000 of residual values at June 30, 1996 on the rental trucks at the end of the lease term. U-Haul entered into one transaction, whereby the Company sold rental trailers and subsequently leased them back. Also, U-Haul entered into one transaction, whereby the Company sold and subsequently leased back computer equipment. Following are the lease commitments for the leases executed during the three months ended June 30, 1996, which have a term of more than one year (in thousands):

                         Year ended      Lease
                          March 31,   Commitments
                         ------------------------
                           1997       $  13,691
                           1998          17,848
                           1999          17,848
                           2000          17,848
                           2001          17,197
                         Thereafter      96,454
                                        -------
                                      $ 180,886
                                        =======

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)


4.   CONTINGENT LIABILITIES AND COMMITMENTS, continued

     In the normal course of business, the Company is a defendant in a number of suits and claims. The Company is also a party to several administrative proceedings arising from state and local provisions that regulate the removal and/or clean-up of underground fuel storage tanks. It is the opinion of management that none of such suits, claims, or proceedings involving the Company, individually or in the aggregate are expected to result in a material loss.


5.   SUPPLEMENTAL CASH FLOWS INFORMATION

     The   (increase)  decrease  in  receivables,  inventories  and
accounts payable and accrued liabilities net of other operating and investing activities follows:

                                            Quarters ended June 30,
                                               1996         1995
                                             --------------------
                                                (in thousands)

        Receivables                       $   74,020       (23,625)
                                             =====================
        Inventories                       $   (5,556)       (2,085)
                                             =====================
        Accounts payable and
          accrued liabilities             $   27,624        20,933
                                             =====================

     Income taxes paid in cash amounted to $53,000 and none for the quarters ended June 30, 1996 and 1995, respectively.

     Interest paid in cash amounted to $18,080,000 and $20,906,000 for the quarters ended June 30, 1996 and 1995, respectively.


6.   RELATED PARTIES

     During  the quarter ended June 30, 1996, a subsidiary  of  the
Company   received  principal  payments  of  $84,001,000,  interest
payments of $3,794,000 and management fees of $492,000 from Three SAC Self-Storage Corporation (Three SAC). Three SAC's voting common stock is owned by SAC Holding Corporation (SAC Holding) and the non-
voting  preferred  stock is owned by SAC Non-Business  Trust.   The
voting common stock of SAC Holding is held by Mark V. Shoen, a major stockholder, director and officer of the Company. Three SAC properties are currently managed by the Company pursuant to a management agreement, under which the Company receives a management
fee  equal  to  6% of the gross receipts from the properties.   The
management fee percentage is consistent with the fee received by the Company for other properties managed by the Company.

     On June 27, 1996, a subsidiary of the Company sold Three SAC notes of $86,000,000 to an outside party.

     As of June 30, 1996, a subsidiary of the Company funded the purchase of six properties, with an additional four properties funded subsequent to the quarter end, by Four SAC Self-Storage Corporation (Four SAC) for an amount of approximately $8,260,000. Four SAC is owned by SAC Holding. The voting common stock of SAC Holding is held by Mark V. Shoen, a major stockholder, director, and officer of the Company. Four SAC acquired three of the properties from a subsidiary of the Company at a purchase price equal to the Company's acquisition cost plus capitalized costs. Such properties are currently managed by the Company for which the Company will receive a management fee equal to 6% of the gross receipts from the properties. The management fee percentage is consistent with the fee received by the Company for other properties managed by the Company.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)


7.   NEW ACCOUNTING STANDARDS

     On April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Effective for fiscal years beginning after December 15, 1995 the standard establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. No adjustments were required in the carrying value of the Company's long-lived assets upon adoption of this statement.

     On April 1, 1995, the Company implemented Statement of Position 93-7, "Reporting on Advertising Costs", issued by the Accounting Standards Executive Committee in December 1993. This statement of position provides guidance on financial reporting on advertising costs in annual financial statements. Upon implementation, the Company recognized additional advertising expense of $8,647,000 for advertising costs not qualifying as direct-response. The adoption had the effect of reducing net income by $5,474,000 ($0.15 per share) for the quarter ended June 30, 1995.



     Other pronouncements issued by the Financial Standards Board with future effective dates are either not applicable or not material to the consolidated financial statements of the Company.


8.   SUBSEQUENT EVENTS

     On July 18, 1996, the Company extinguished debt of approximately $76,250,000 by irrevocably placing cash into a trust of U.S. Treasury securities to be used to satisfy scheduled payments of principal and interest.

     As disclosed in the Company's Form 10-K for the year ended March 31, 1996, judgment was entered on February 21, 1995, in an action in the Superior Court of the State of Arizona, Maricopa County, entitled Samuel W. Shoen, M.D., et al. v. Edward J. Shoen,
                 --------------------------------------------------
et al.,   No.  CV88-20139,  instituted  August  2,  1988  (the   Shoen
- ------
Litigation) against Edward J. Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds and William
E. Carty, who are current members of the board of Directors of the Company and against Paul F. Shoen, who is a former director. On July 19, 1996, pursuant to the judgment in the Shoen Litigation, the Company paid CEMAR, Inc. (Cemar) approximately $15,857,000 to repurchase 2,331,984 shares of Common Stock held by Cemar. On the same date the Company paid damages to Cecilia M. Hanlon of approximately $43,139,000 and statutory post-judgment pre-petition interest on the above amounts of approximately $129,000. On August
6, 1996, the Company funded approximately $8,283,000 of post-petition date interest by depositing the same into an escrow account pending the outcome of a dispute involving the entitlement of  the  plaintiffs  in the Shoen Litigation to post-petition  date
interest.   Upon the funding of the above-mentioned escrow  account
the Common Stock held by Cemar was transferred into the Company treasury. Cecilia M. Hanlon, the sole voting stockholder of Cemar, is the sister of Edward J., Mark V., and James P. Shoen, who are major stockholders and directors of the Company.

     On August 6, 1996, the Company declared a cash dividend of $3,241,000 ($0.53125 per preferred share) to preferred stockholders of record as of August 17, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
     The following table shows industry segment data from the Company's three industry segments: rental operations, life insurance and property and casualty insurance, for the quarters ended June 30, 1996 and 1995. Rental operations is composed of the operations of U-Haul and Amerco Real Estate Company. Life insurance is composed of the operations of Oxford Life Insurance Company (Oxford). Property and casualty insurance is composed of the operations of Republic Western Insurance Company (RWIC). The Company's results of operations have historically fluctuated from quarter to quarter. In particular, the Company's U-Haul rental operations are seasonal and proportionately more of the Company's revenues and net earnings are generated in the first and second quarters each fiscal year (April through September).

                                           Property/  Adjustments
                      Rental      Life     Casualty       and
                    Operations  Insurance  Insurance  Eliminations  Consolidated
                    ------------------------------------------------------------
                                              (in thousands)
Quarter ended
June 30, 1996
Revenues:
  Outside             $  316,045     11,639    32,024          -       359,708
  Intersegment               -          391       940       (1,331)        -
                       -------------------------------------------------------
    Total revenues       316,045     12,030    32,964       (1,331)    359,708
                       =======================================================
Operating profit      $   74,192      2,957     5,994          -        83,143
                       ===========================================
Interest expense                                                        18,856
                                                                      --------
Pretax earnings
from operations                                                      $  64,287
                                                                      ========
Identifiable assets   $1,779,376    609,886   632,814     (307,633)  2,714,443
                       =======================================================

                                           Property/  Adjustments
                      Rental      Life     Casualty       and
                    Operations  Insurance  Insurance  Eliminations  Consolidated
                    ------------------------------------------------------------
                                              (in thousands)
Quarter ended
June 30, 1995
Revenues:
  Outside             $  286,835     10,238    33,436          -       330,509
  Intersegment               -          367      (793)         426         -
                       -------------------------------------------------------
    Total revenues       286,835     10,605    32,643          426     330 509
                       =======================================================
Operating profit      $   34,826      2,622     5,125          -        42,573
                       ===========================================
Interest expense                                                        18,832
                                                                      --------
Pretax earnings
  from operations                                                    $  23,741
                                                                      ========
Identifiable assets   $1,845,419    530,918   589,446     (286,853)  2,678,930
                       =======================================================

QUARTER ENDED JUNE 30, 1996 VERSUS QUARTER ENDED JUNE 30, 1995

U-Haul
     U-Haul revenues consist of (i) total rental and other revenue and (ii) net sales. Total rental and other revenue increased by $25.8 million, approximately 11.0%, to $259.7 million in the first quarter of fiscal 1997. The increase reflects higher net revenues from the rental of moving related equipment and self-storage facilities which increased in the aggregate by $15.4 million due to growth (volume) in truck rental transactions, additional rentable square footage, and an increase in management fees from storage facilities managed for others. Other revenue increased in the aggregate by $10.4 million. This increase is due to increased interest income and miscellaneous non-recurring revenues.

     Net sales revenues were $56.0 million in the first quarter of fiscal 1997, which represents an increase of approximately 5.4% from the first quarter of fiscal 1996 net sales of $53.1 million. Revenue growth from the sale of moving support items (i.e. boxes, etc.), hitches, and propane resulted in a $2.9 million increase during the quarter, which was offset by a $0.3 million decrease in gasoline sales consistent with the Company's ongoing efforts to remove underground storage tanks and gradually discontinue gasoline sales.

     Cost of sales was $31.6 million in the first quarter of fiscal 1997, which represents an increase of approximately 9.1% from $29.0 million for the same period in fiscal 1996. This increase in cost of sales primarily reflects higher material costs from the sale of moving support items and propane which can be primarily attributed to higher sales levels.

     Operating expenses increased to $183.3 million in the first quarter of fiscal 1997 from $168.5 million in the first quarter of fiscal 1996, an increase of approximately 8.8%. Higher rental equipment maintenance costs ($13.7 million increase) due to an increase in fleet size and transaction levels and increased personnel expense due to higher levels of business activity ($4.4 million increase) primarily account for the change from the prior year. All other operating expense categories decreased in the aggregate by $3.2 million compared to the prior year.

     Advertising expense decreased to $8.1 million in the first quarter of fiscal 1997 from $16.9 million in the first quarter of fiscal 1996. The decrease primarily reflects a one-time expense of $8.7 million recognized during the first quarter of fiscal 1996, due to the adoption of Statement of Position 93-7 which requires immediate recognition of advertising costs not qualifying as direct-response.

     Depreciation expense for the quarter was $18.8 million, as compared to $37.7 million during the same period of the prior year. During the third and fourth quarters of fiscal 1996, based on the Company's in-depth market analysis, the Company increased the estimated salvage value of certain rental trucks. The effect of the change in estimate reduced depreciation expense between the two quarters by $18.1 million.


Oxford - Life Insurance
     Premiums from Oxford's reinsurance lines before intercompany eliminations were $5.2 million for the quarter ended March 31, 1996, an increase of $1.1 million, approximately 26.8% over the same period in 1995 and accounted for 73.2% of Oxford's premiums for the period. These premiums are primarily from term life insurance and deferred annuity contracts that have matured. This increase in premiums is primarily from the anticipated increase in annuitizations as a result of the maturing of deferred annuities and from additional production in the credit life and credit accident and health business.

     Premiums from Oxford's direct lines before intercompany eliminations were $1.9 million for the quarter ended March 31, 1996, a decrease of $0.1 million (5.0%) from the same period during 1995. This decrease in direct premium is primarily attributable to the credit life and credit accident and health business. Oxford's direct business related to group life and disability coverage issued to employees of the Company for the quarter ended March 31, 1996 accounted for approximately 7.7% of premiums. Other direct lines, including the credit insurance business, accounted for approximately 19.1% of Oxford's premiums for the quarter ended March 31, 1996.

     Net investment income before intercompany eliminations was $4.9 million and $3.9 million for the quarters ended March 31, 1996 and 1995, respectively. This increase is primarily due to increases in deposit funds from additional production and increasing margins on the interest sensitive business. Gains/(losses) on the disposition of fixed maturity investments were ($0.5) million and $0.5 million for the quarters ended March 31, 1996 and 1995, respectively. Oxford had $0.6 million and $0.5 million of other income for the quarters ended March 31, 1996 and 1995, respectively.

     Benefits and expenses incurred were $9.1 million for the quarter ended March 31, 1996, an increase of 13.8% over 1995. Comparable benefits and expenses incurred for 1995 were $8.0 million. This increase is primarily due to the increase in annuitizations discussed above and an increase in the amortization of deferred acquisition costs.

     Operating profit before intercompany eliminations increased by $0.4 million, or approximately 15.4%, in 1996 to $3.0 million for the quarter ended March 31, 1996.


RWIC - Property and Casualty
     RWIC gross premium writings for the quarter ended March 31, 1996 were $48.1 million as compared to $36.2 million in the first quarter of 1995. This represents an increase of $11.9 million, or 32.9%. As in prior years, the rental industry market accounts for a significant share of total premiums, approximately 27.7% and 18.3% in the first quarters of 1996 and 1995, respectively. These writings include U-Haul customers, fleetowners and U-Haul as well as other rental industry insureds with similar characteristics. RWIC continues underwriting professional reinsurance via broker markets. Premiums in this area increased during the first quarter of 1996 to $24.1 million, or 50.2% of total gross premiums, from comparable 1995 figures of $20.2 million, or 55.8% of total premiums. Premium writings in selected general agency lines are expected to remain consistent with prior years. Premiums from selected general agency lines accounted for 14.7% of written premiums in the first quarter of 1996 as compared to 17.4% in the first quarter of 1995. RWIC continued its direct multiple peril coverage of various commercial properties and businesses in 1996. These premiums accounted for 7.1% of the total gross written premium during first quarter 1996, as compared to 6.4% in 1995.

     Net earned premiums increased $1.2 million, or 5.0%, to $25.2 million for the quarter ended March 31, 1996, compared with premiums of $24.0 million for the quarter ended March 31, 1995. The premium increase was primarily due to improved processing.

     Underwriting expenses incurred were $27.0 million for the quarter ended March 31, 1996, a decrease of $0.5 million, or 1.8% over 1995. Comparable underwriting expenses incurred for the first quarter of 1995 were $27.5 million. The decrease is attributed to decreased loss and loss adjusting expenses offset by increased commission expense. The reduction in loss and loss adjusting expenses occurred in the rental industry liability and assumed treaty reinsurance, while the increased commission expense resulted from a smaller adjustment to realize a margin on a canceled general agency program.

     Net investment income was $7.7 million for the quarter ended March 31, 1996, an increase of 1.3% over 1995 net investment income of $7.6 million.

     RWIC completed the first quarter of 1996 with income before tax expense of $6.0 million as compared to $5.1 million for the comparable period ended March 31, 1995. This represents an increase of $0.9 million, or 17.7% over 1995. Increased premium earnings and decreased underwritings expenses combined to produce this increase.

Interest Expense
     Interest expense was virtually unchanged at $18.9 million for the quarter ended June 30, 1996, as compared to $18.8 million for the quarter ended June 30, 1995.

Consolidated Group
     As  a  result  of the foregoing, pretax earnings of  $64.3 million were realized in the quarter ended June 30, 1996, as compared to $23.7 million for the same period in 1995. After providing for income taxes, net earnings for the quarter ended June 30, 1996 were $40.0 million, as compared to $15.2 million for the same period of the prior year.

QUARTERLY RESULTS

     The following table presents unaudited quarterly results for the nine quarters in the period beginning April 1, 1994 and ending June 30, 1996. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the consolidated financial statements incorporated herein by reference. The Company's U-Haul rental operations are seasonal and proportionally more of the Company's revenues and net earnings from its U-Haul rental operations are generated in the first and second quarters of each fiscal year (April through September). The operating results for the periods presented are not necessarily indicative of results for any future period (in thousands except for per share data).

                                         Quarter Ended
                                        ---------------
                                            Jun 30,
                                              1996
                                        ---------------
Total revenues                           $  359,708
Net earnings (loss) <F2>                     40,005
Weighted average common
  shares outstanding <F4>                32,015,301
Net earnings (loss)
  per common share <F1>                        1.15


                                                Quarter Ended
                             ------------------------------------------------
                               Jun 30,     Sep 30,     Dec 31,     Mar 31,
                                 1995        1995        1995        1996
                             ------------------------------------------------
Total revenues               $  330,509     371,267     307,452       285,195
Net earnings (loss) <F2> <F3>    15,177      35,332       7,701         2,184
Weighted average common
  shares outstanding <F4>    37,958,426  37,931,825  36,796,961    32,554,458
Net earnings (loss)
  per common share <F1>            0.31        0.85        0.13         (0.04)

                                                Quarter Ended
                             ------------------------------------------------
                               Jun 30,     Sep 30,     Dec 31,     Mar 31,
                                 1994        1994        1994        1995
                             ------------------------------------------------
Total revenues               $  322,333     359,520     294,858       259,521
Net earnings (loss)              29,413      40,071       1,907       (11,359)
Weighted average common
  shares outstanding         37,107,536  37,053,707  37,025,575    38,072,543
Net earnings (loss)
  per common share <F1>            0.71        1.00       (0.04)       (0.44)
- ----------------
<F1>     Net earnings (loss) per common share amounts were computed after giving effect to the dividend on the Company's Series A  8
   1/2% Preferred Stock.

<F2>     Reflects  the  adoption  of Statement  of  Position  93-7,
   "Reporting on Advertising Costs."

<F3>     Reflects the change in estimated salvage value during  the third and fourth quarters of fiscal 1996.

<F4>     Reflects  the  acquisition  of  treasury  shares  acquired pursuant to the Shoen Litigation as discussed in the Company's Form 10-K for the year ended March 31, 1996, "Item 3 - Legal Proceedings".

LIQUIDITY AND CAPITAL RESOURCES

U-Haul
     To meet the needs of its customers, U-Haul must maintain a large inventory of fixed asset rental items. At June 30, 1996, net property, plant and equipment represented approximately 70.2% of total U-Haul assets and approximately 46.0% of consolidated assets. In the first quarter of fiscal 1997, capital expenditures were $61.7 million, as compared to $70.1 million in the first quarter of fiscal 1996, reflecting expansion of the rental truck fleet, and real property acquisitions. These acquisitions were funded with internally generated funds from operations, and debt financings.

     Cash flows from operations were $193.7 million in the first quarter of fiscal 1997, as compared to $61.9 million in the first quarter of fiscal 1996. The increase of $131.8 million is primarily due to increased earnings and sale of mortgage note receivables for proceeds of $83.5 million. Cash flows from investing activities were affected by the sale and subsequent lease back of rental trailers for net proceeds of $97.4 million.

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

     Cash provided by operating activities were $4.1 million and $3.7 million for the quarters ended March 31, 1996 and 1995, respectively. Cash flows from financing activities were approximately $12.5 million and $42.7 million for the quarters ended March 31, 1996 and 1995, respectively. Cash flows from deferred annuity sales increase investment contract deposits, which are a component of financing activities, and increased purchases of fixed maturities, which are a component of investing activities. In addition to cash flow from operating and financing activities, a substantial amount of liquid funds is available through Oxford's short-term portfolio. At March 31, 1996 and 1995, short-term investments amounted to $12.0 million and $10.8 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

     Stockholder's equity of Oxford increased to $98.1 million in 1996 from $90.4 million in 1995. During the quarter ended March 31, 1996, Oxford declared a dividend payable to Ponderosa of $3.9 million.

     Applicable laws and regulations of the State of Arizona require the Company's insurance subsidiaries to maintain minimum capital determined in accordance with statutory accounting practices in the amount of $400,000. In addition, the amount of dividends that can be paid to stockholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. Statutory surplus that can be distributed as dividends without prior regulatory approval is $7,080,000. These restrictions are not expected to have a material adverse effect on the ability of the Company to meet its cash obligations.

RWIC - Property and Casualty
     Cash flows from operating activities decreased $0.2 million during the first quarter of 1996, as compared to an increase of $3.4 million for the comparable period of 1995. The change is due to temporary increases in accounts receivable and paid losses recoverable, and decreased federal income tax payable. This decrease is partially offset by an increase in unearned premium.

     RWIC's short-term investment portfolio was $4.8 million at March 31, 1996. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs as well as any near term shortfall. This balance also reflects funds in transition from maturity proceeds to long-term investments. The structure of the long-term portfolio is designed to match future cash needs. Capital and operating budgets allow RWIC to accurately schedule cash needs.

     RWIC maintains a diversified investment portfolio, primarily in bonds at varying maturity levels. Approximately 98.0% of the portfolio consists of investment grade securities. The maturity distribution is designed to provide sufficient liquidity to meet future cash needs. Current liquidity is adequate, with current invested assets equal to 96.7% of total liabilities.

     Stockholder's equity increased 1.2% from $188.2 million at December 31, 1995 to $190.4 million at March 31, 1996. RWIC considers current stockholder's equity to be adequate to support future growth and absorb unforeseen risk events. RWIC does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions. RWIC paid no stockholder's dividends during the quarter ended March 31, 1996, however it did declare a $6.7 million dividend to Ponderosa.

Consolidated Group
     At June 30, 1996, total notes and loans payable outstanding was $756.1 million as compared to $998.2 million at March 31, 1996, and $866.1 million at June 30, 1995.

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

     See "Stockholder Litigation" for a discussion of additional funding requirements pursuant to the Shoen Litigation.

Credit Agreements
     The Company's operations are funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes, and revolving lines of credit with domestic and foreign banks. Principally to finance its fleet of trucks and trailers, the Company routinely enters into sale and leaseback transactions. As of June 30, 1996, the Company had $756.1 million in total notes and loans payable outstanding and unutilized committed lines of credit of approximately $530.0 million.

     In May 1996, the Company issued $175.0 million of 7.85% Senior Notes Due May 15, 2003. The Company intends to apply the net proceeds from the sale of the notes to pay down, at maturity, a portion of the Company's long-term debt.

     Certain of the Company's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, maintaining certain financial ratios, and placing certain additional liens on its properties and assets. At June 30, 1996, the Company was in compliance with these covenants.

     The Company is also restricted in the amount of dividends that it may pay pursuant to covenants contained in its credit agreements. As of the date hereof, the most restrictive of such covenants provides that the Company may pay cash dividends on its capital stock only in an amount not exceeding, in the aggregate, computed on a cumulative basis, the sum of (i) $15.0 million and
(ii) 50% of consolidated net income computed on a cumulative basis for the entire period subsequent to March 31, 1993 (or if such consolidated net income is a deficit figure, then minus 100% of such deficit), less dividends paid after such date. As of June 30, 1996, the amount available for the payment of cash dividends, as calculated above, was $78.2 million.

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

Stockholder Litigation
     As disclosed in the Company's Form 10-K for the year ended March 31, 1996, a judgment has been entered in the Shoen Litigation against five of the Company's current directors (the Director-Defendants) and one former director in the amount of approximately
$461.8   million,  plus   statutory  post-judgment   interest.
Pursuant to separate indemnification agreements, the Company has agreed to indemnify the defendants to the fullest extent permitted by law or the Company's Articles of Incorporation or By-Laws, for all expenses and damages incurred by the defendants in this proceeding, subject to certain exceptions. The Director-Defendants have filed for protection under Chapter 11 of the federal bankruptcy laws, resulting in the issuance of an order automatically staying the execution of the judgment against those defendants.

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

     On October 18, 1995, the Company repurchased 3,343,076 shares of Common Stock held by Maran, Inc., a Nevada corporation (Maran), in exchange for approximately $22.7 million and entered into a Settlement Agreement with Mary Anna Shoen Eaton (Shoen Eaton) whereby in exchange for approximately $41.4 million, Shoen Eaton released the Director-Defendants and the Company from any liability relating to Shoen Litigation. As a result of the foregoing, and after giving effect to the discount achieved through settlement, approximately $84.6 million of the judgment in the Shoen Litigation was satisfied.

     Pursuant  to the judgment in the Shoen Litigation, on  January
30,  1996, the Company acquired 833,420 shares of Common Stock held by L.S.S., Inc. (L.S.S.) in exchange for approximately $5.7 million and paid damages to L.S. Shoen of approximately $15.4 million.  The
Company  also  funded  a  total of approximately  $2.1  million  of
statutory   post-judgment  interest  on  the  above  amounts.    In
addition,  on  February  7,  1996, the Company  acquired  1,651,644 shares  of  Common Stock held by Thermar, Inc. (Thermar) by  paying
Thermar   approximately  $41.8  million,   including   damages   of
approximately $30.6 million. The Company also paid to Thermar approximately $4.1 million of statutory post-judgment interest on
such  amount.   Finally,  on July 19, 1996,  the  Company  paid
CEMAR, Inc. (Cemar) approximately $15.9 million to repurchase 2,331,984 shares of Common Stock held by Cemar. On the same date, the Company paid damages to Cecilia M. Hanlon of approximately $43.1 million and statutory post-judgment pre-petition date interest of $129,000, the Company funded approximately $8.3 million of post-petition date interest by depositing the same into an escrow account pending the outcome of a dispute involving the entitlement of the plaintiffs in the Shoen Litigation to post-petition date interest. Upon the funding of the above-mentioned escrow account, the Common Stock held by Cemar was transferred into the Company treasury. As a result of the foregoing transactions, the balance of the judgment has been reduced to approximately $256.0 million, plus interest claimed by the plaintiffs.

     With respect to the remaining plaintiffs in the Shoen Litigation, the Plan provides for the payment by the Company of approximately $68.6 million in exchange for 10,094,852 shares of Common Stock held by five of the plaintiffs and for the payment by the Company of approximately $187.4 million to three of the plaintiffs as damages.

     As  of the date hereof, an issue remains regarding whether  or not the remaining plaintiffs and Cecilia M. Hanlon  are entitled to
statutory post-judgment interest at the rate of 10% per  year.   As
of  August  8,  1996,  total accrued interest  on  the  outstanding balance  of  the  judgment is approximately $46.1  million  and  is accruing  at  the rate of approximately $86,000 per  day. The dispute  regarding post-petition date interest was decided adversely to the Director-Defendants and the Company at the bankruptcy court level and they intend to appeal this decision following the entry of a final
order by the bankruptcy court.   Pending the final resolution  of  the  post-
petition  date  interest dispute (including all appeals  by  either side),  the  Company intends, if necessary, to deposit either  cash or,  in  appropriate circumstances, an irrevocable letter of credit into  an escrow account to secure payment of the post-petition date
interest.   The amount of the escrow deposit would be in such  case
equal to the accrued interest to the date funds are deposited  into escrow.  As provided in the Plan, the escrow deposit, plus interest thereon,  will  remain until all aspects of the post-petition  date
interest    dispute   have   been   finally   decided,    including
dischargeability litigation which the plaintiffs filed against the Director-Defendants in the bankruptcy court as an alternative means
of   trying   to   collect  post-petition   date   interest.    The
dischargeability litigation has not been set for trial and is likely to await the outcome of the other aspects of the post-petition date interest dispute.

     On March 15, 1996, the bankruptcy court issued a Confirmation Order in each Director-Defendant's Chapter 11 case. This order provided that the effective date for the Plan (i.e., the date on which the Company will pay the plaintiffs an aggregate of approximately $256.0 million and the plaintiffs will surrender their Common Stock) will be no later than October 1, 1996 (absent compelling circumstances justifying an extension of that date).

     As  of the date hereof, the Company has not yet determined all
of  the  sources of cash which will be used to fund the Plan.   The
Company has sold mortgage notes for proceeds of $83.5 million and completed a $97.4 million sale and subsequent lease back of rental trailers to partially fund the Plan. In order to comply with certain covenants in the Company's current credit agreements following the repurchase of the remaining plaintiffs' stock, it may be necessary to increase stockholders' equity by issuing capital stock. Such capital stock may consist of dividend paying preferred stock, Series B Common Stock, Common Stock, or a combination of the foregoing.

     Because the Company has not determined all of the sources of cash to fund the Plan, the Company is unable to determine with certainty the impact the Plan will have on the Company's prospective financial condition, results of operations, cash flows, or capital expenditure plans. However, as a result of funding the Plan, the Company may incur additional costs in the future in the form of dividends on any dividend paying stock issued to fund the Plan and/or interest on borrowed funds. Furthermore, following consummation of the Plan, and without giving effect to any capital stock which may be issued as part of the Plan funding, the Company's outstanding Common Stock would be reduced by 10,094,852 shares, in addition to the 3,343,076 shares repurchased from Maran on October 18, 1995, the 833,420 shares repurchased from L.S.S. on January 30, 1996, 1,651,644 shares repurchased from Thermar on February 7, 1996 and the 2,331,984 shares repurchased from Cemar on August 6, 1996.

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

     Furthermore, in the event the fair value of the consideration paid by the Company to the plaintiffs is in excess of the fair value of the stock repurchased by the Company, the Company will be required to record an expense equal to that difference. Based upon the uncertainties surrounding the funding of the Plan, the amount of such expense, if any, is not estimable as of the date hereof.
No such expense was recorded for book purposes related to the Maran, L.S.S., Thermar, and Cemar transactions. No provision has been made in the Company's financial statements for any payments to be made to the plaintiffs in the future. For the reasons set forth above, the Plan could have the effect of reducing the Company's net income.

                    PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a. Exhibits

           3.1  Restated Articles of Incorporation <F1>
           3.2  Restated By-Laws of AMERCO as of August 15, 1995, <F2>
           4.1  Debt Securities Indenture <F3>
           4.2  First Supplemental indenture, Dated as of May 6, 1996 <F4>
           27   Financial Data Schedule

         b. Reports on Form 8-K.

           A report on Form 8-K was filed on May 6, 1996 in connection with the Company's issuance of $175.0 million of 7.85% Senior Notes due 2003.


_____________________________________

<F1>   Incorporated by reference to the Company's Quarterly  Report on Form 10-Q for the quarter ended December 31, 1992, file no. 0-7862.

<F2>   Incorporated by reference to the Company's Quarterly  Report on Form 10-Q for the quarter ended September 30, 1995, file no. 0-7862.

<F3>   Incorporated  by  reference to  the  Company's  Registration
       Statement on Form S-3, Registration  no. 333-1195.
       for the quarter ended December 31, 1992, file no. 0-7862.

<F4>  Incorporated by reference to the Company's Report on Form  8-K, dated May 6, 1996.

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   AMERCO
                                  --------------------------------
                                           (Registrant)
Dated: August 8, 1996             By: /S/ GARY B. HORTON
                                  ---------------------------------
                                        Gary B. Horton, Treasurer
                                      (Principal Financial Officer)