Form 10-Q
period 1996-09-30
AMERCO /NV/
filed 1996-10-31
CIK 4457

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1996

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

20,364,087 shares of AMERCO Common Stock, $0.25 par value were outstanding at October 31, 1996.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at October 31, 1996.August 11, 1995 U-Haul International, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                          TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         a)  Consolidated Balance Sheets as of September 30, 1996,
             March 31, 1996 and September 30, 1995................  4

         b)  Consolidated Statements of Earnings for the Six
             Months ended September 30, 1996 and 1995.............  6

         c)  Consolidated Statements of Changes in Stockholders'
             Equity for the Six Months ended September 30, 1996
             and 1995.............................................  7

         d)  Consolidated Statements of Earnings for the
             Quarters ended September 30, 1996 and 1995...........  9

         e)  Consolidated Statements of Cash Flows for the
             Six Months ended September 30, 1996 and 1995......... 10

         f)  Notes to Consolidated Financial Statements -
             September 30, 1996, March 31, 1996 and
             September 30, 1995................................... 11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................... 18

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings........................................ 28

Item 6.  Exhibits and Reports on Form 8-K......................... 29

                          THIS PAGE LEFT
                        INTENTIONALLY BLANK

                  PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


               AMERCO AND CONSOLIDATED SUBSIDIARIES

                   Consolidated Balance Sheets


                                       September 30,  March 31,  September 30,
            ASSETS                           1996        1996        1995
                                         ----------------------------------
                                         (unaudited)   (audited) (unaudited)
                                                    (in thousands)


Cash and cash equivalents               $    32,380      31,168     33,283
Receivables                                 311,480     340,564    338,489
Inventories                                  54,718      45,891     51,402
Prepaid expenses                             11,060      16,415     12,693
Investments, fixed maturities               879,699     879,702    800,481
Investments, other                          162,697     126,587    139,713
Deferred policy acquisition costs            56,171      49,995     51,304
Other assets                                 56,508      20,941     18,725
                                          ---------------------------------
Property, plant and equipment, at
cost:
  Land                                      214,853     212,593    210,928
  Buildings and improvements                800,760     769,380    738,535
  Furniture and equipment                   191,826     188,734    184,189
  Rental trailers and other rental
  equipment                                 150,388     256,411    258,264
  Rental trucks                             950,209     968,131    933,013
  General rental items                       22,290      24,197     49,581
                                          ---------------------------------
                                          2,330,326   2,419,446  2,374,510
  Less accumulated depreciation           1,077,193   1,102,731  1,131,339
                                          ---------------------------------
       Total property, plant and
         equipment                        1,253,133   1,316,715  1,243,171
                                          ---------------------------------





















                                          $ 2,817,846  2,827,978   2,689,261
                                            ================================

The accompanying notes are an integral part of these consolidated financial statements.

                                         September 30,  March 31,  September 30,
 LIABILITIES AND STOCKHOLDERS' EQUITY        1996         1996         1995
                                         ---------------------------------------
                                         (unaudited)   (audited)    (unaudited)
                                                     (in thousands)

Liabilities:
  Accounts payable and accrued
    liabilities                         $   153,732      151,754     150,198
  Notes and loans                           940,282      998,220     796,738
  Policy benefits and losses, claims
    and loss expenses payable               485,932      483,561     475,220
  Liabilities from premium deposits         435,789      410,787     374,407
  Cash overdraft                             22,740       32,159      23,450
  Other policyholders' funds and
    liabilities                              31,711       25,713      25,843
  Deferred income                            36,694        2,926       9,533
  Deferred income taxes                      57,936       73,310      92,008
                                          ----------------------------------
Stockholders' equity:
  Serial preferred stock, with or
    without par value, 50,000,000
    shares authorized; 6,100,000 shares
    issued without par value and
    outstanding as of September 30, 1996,
    March 31, 1996 and September 30, 1995       -            -         -
  Series B preferred stock, with no par
    value, 100,000 shares authorized;
    100,000 shares issued and
    outstanding as of September 30, 1996,
    none issued and outstanding as of
    March 31, 1996 and September 30, 1995       -            -         -
  Serial common stock, with or
    without par value, 150,000,000
    shares authorized, none issued
    and outstanding                             -            -         -
  Series A common stock of $0.25 par
    value, 10,000,000 shares authorized,
    5,762,495 shares issued as of
    September 30, 1996,  March 31, 1996,
    and September 30, 1995                    1,441        1,441      1,441
  Common stock of $0.25 par value,
    150,000,000 shares authorized,
    34,237,505 shares issued as of
    September 30, 1996, March 31, 1996,
    and September 30, 1995                    8,559        8,559      8,559
  Additional paid-in capital                264,378      165,756    165,675
  Foreign currency translation              (12,451)     (11,877)   (10,609)
  Unrealized gain(loss) on investments          315       11,097      6,771
  Retained earnings                         680,279      609,019    605,616
                                          ---------------------------------
                                            942,521      783,995    777,453
  Less:
    Cost of common shares in treasury,
     (15,599,609 shares as of September 30,
      1996, 7,209,077 shares as of March 31,
      1996, 1,380,937 shares as of
      September 30, 1995)                   266,315      111,118     11,457
    Unearned employee stock
      ownership plan shares                  23,176       23,329     24,132
                                          ---------------------------------
         Total stockholders' equity         653,030      649,548    741,864

Contingent liabilities and commitments

                                          ---------------------------------

                                        $ 2,817,846    2,827,978  2,689,261
                                          =================================

                                AMERCO AND CONSOLIDATED SUBSIDIARIES

                                 Consolidated Statements of Earnings

                                    Six Months ended September 30,
                                             (Unaudited)

                                                   1996     1995
                                              ---------------------
                                                (in thousands except
                                                   per share data)

Revenues
  Rental and other revenue                  $    555,055   504,429
  Net sales                                      107,192   102,675
  Premiums                                        72,749    71,385
  Net investment income                           25,140    23,287
                                              ---------------------
       Total revenues                            760,136   701,776

Costs and expenses
  Operating expense                              406,130   353,185
  Advertising expense (see note 9)                16,014    24,061
  Cost of sales                                   62,639    58,001
  Benefits and losses                             66,716    68,099
  Amortization of deferred acquisition
    costs                                          8,057     7,799
  Depreciation                                    38,719    76,275
  Interest expense                                35,282    35,554
                                              ---------------------
       Total costs and expenses                  633,557   622,974

Pretax earnings from operations                  126,579    78,802
Income tax expense                               (46,833)  (28,293)
                                              ---------------------
Earnings from operations before
  extraordinary loss on early
  extinguishment of debt                          79,746    50,509
Extraordinary loss on early
  extinguishment of debt, net                     (2,004)      -
                                              ---------------------
       Net earnings                         $     77,742    50,509
                                              =====================
Earnings per common share:
Earnings from operations before
  extraordinary loss on early
  extinguishment of debt                    $       2.43      1.16
Extraordinary loss on early
  extinguishment of debt, net                       (.07)       -

                                              ---------------------
Net earnings                                $       2.36      1.16
                                              =====================

Weighted average common shares outstanding    29,845,247 37,931,825
                                              =====================

The accompanying notes are an integral part of these consolidated financial statements.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

      Consolidated Statements of Changes in Stockholders' Equity

                   Six Months ended September 30,
                            (Unaudited)

                                                   1996        1995
                                                -------------------
                                                    (in thousands)
Series A common stock of $0.25 par value:
  10,000,000 shares authorized, 5,762,495
  shares issued as of September 30, 1996,
  March 31, 1996 and September 30, 1995
    Beginning and end of period                 $  1,441       1,441
                                                  ------------------
Common stock of $0.25 par value:
  150,000,000 shares authorized, 34,237,505
  shares issued as of September 30, 1996,
  March 31, 1996 and September 30, 1995
    Beginning and end of period                    8,559       8,559
                                                 -------------------
Additional paid-in capital:
  Beginning of period                            165,756     165,675
    Issuance of preferred stock                   98,622         -
                                                 -------------------
  End of period                                  264,378     165,675
                                                 -------------------
Foreign currency translation:
  Beginning of period                            (11,877)    (12,435)
  Change during period                              (574)      1,826
                                                 -------------------

  End of period                                  (12,451)    (10,609)
                                                 -------------------
Unrealized gain (loss) on investments:
  Beginning of period                             11,097      (6,483)
  Change during period                           (10,782)     13,254
                                                 -------------------

  End of period                                      315       6,771
                                                 -------------------
Retained earnings:
  Beginning of period                            609,019     561,589
    Net earnings                                  77,742      50,509
    Dividends paid to stockholders:
      Preferred stock: ($1.06 per share
        for 1996 and 1995, respectively)          (6,482)     (6,482)
                                                 -------------------
  End of period                                  680,279     605,616
                                                 -------------------

The accompanying notes are an integral part of these consolidated financial statements.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

      Consolidated Statements of Changes in Stockholders' Equity

                     Six Months ended September 30,
                              (Unaudited)

                                                   1996     1995
                                                -------------------
                                                    (in thousands)
Less Treasury stock:
  Beginning of period                            111,118    10,461
  Net increase (8,390,532 shares in 1996
    and 45,000 shares in 1995)                   155,197       996
                                                 -----------------

  End of period                                  266,315    11,457
                                                 -----------------
Less Unearned employee stock ownership
    plan shares:
  Beginning of period                             23,329    14,953
    Increase in loan                                 -       3,168
    Proceeds from loan                              (153)     (137)
                                                 -----------------

  End of period                                   23,176    24,132
                                                 -----------------

Total stockholders' equity                     $ 653,030   741,864
                                                 =================






The accompanying notes are an integral part of these consolidated financial statements.

                  AMERCO AND CONSOLIDATED SUBSIDIARIES

                  Consolidated Statements of Earnings

                       Quarters ended September 30,
                               (Unaudited)

                                                  1996          1995
                                              -----------------------
                                                (in thousands except
                                                   per share data)

Revenues
  Rental and other revenue                  $    295,483      269,118
  Net sales                                       51,213       49,559
  Premiums                                        41,594       40,683
  Net investment income                           12,138       11,907
                                              -----------------------
       Total revenues                            400,428      371,267

Costs and expenses
  Operating expense                              215,351      178,939
  Advertising expense (see note 9)                 7,868        7,192
  Cost of sales                                   31,058       29,042
  Benefits and losses                             43,458       40,858
  Amortization of deferred acquisition
    costs                                          4,035        4,871
  Depreciation                                    19,940       38,582
  Interest expense                                16,426       16,722
                                              -----------------------
       Total costs and expenses                  338,136      316,206

Pretax earnings from operations                   62,292       55,061
Income tax expense                               (22,551)     (19,729)
                                              -----------------------
Earnings from operations before
  extraordinary loss on early
  extinguishment of debt                          39,741       35,332
Extraordinary loss on early
  extinguishment of debt, net                     (2,004)        -
                                              -----------------------

       Net earnings                         $     37,737       35,332
                                              =======================

Earnings per common share:
Earnings from operations before
  extraordinary loss on early
  extinguishment of debt                    $       1.32          .85
Extraordinary loss on early
  extinguishment of debt, net                       (.07)          -
                                              -----------------------

Net earnings                                $       1.22          .85
                                              =======================

Weighted average common shares outstanding    27,675,192   37,905,225
                                              =======================




The accompanying notes are an integral part of these consolidated financial statements.

                     AMERCO AND CONSOLIDATED SUBSIDIARIES

                   Consolidated Statements of Cash Flows

                       Six Months ended September 30,
                                (Unaudited)
                                                   1996        1995
                                                --------------------
                                                    (in thousands)
Cash flows from operating activities:
  Net earnings                                $   77,742      50,509
    Depreciation and amortization                 48,582      84,339
    Provision for losses on accounts
      receivable                                   1,841       2,819
    Net (gain) loss on sale of real and
      personal property                           (6,980)        581
    Gain (loss) on sale of investments                50      (2,970)
    Changes in policy liabilities and
      accruals                                     6,887       1,146
    Additions to deferred policy
      acquisition costs                          (10,469)    (11,954)
    Net change in other operating assets
      and liabilities                            (16,337)     27,389
                                                --------------------
Net cash provided by operating activities        101,316     151,859
                                                --------------------
Cash flows from investing activities:
  Purchases of investments:
    Property, plant and equipment               (134,247)   (143,082)
    Fixed maturities                             (90,891)   (162,081)
    Real estate                                     (767)     (5,629)
    Mortgage loans                                (8,944)     (7,384)
  Proceeds from sale of investments:
    Property, plant and equipment                200,785      97,030
    Fixed maturities                              68,895      89,348
    Real estate                                      389         570
    Mortgage loans                                12,943      17,573
  Changes in other investments                   (40,510)      1,186
                                                --------------------
Net cash provided (used) by investing
    activities                                     7,653    (112,469)
                                                --------------------
Cash flows from financing activities:
  Net change in short-term borrowings           (177,500)   (163,500)
  Proceeds from notes                            337,500     140,184
  Debt issuance costs                             (4,125)       (636)
  Loan to leveraged Employee Stock
    Ownership Plan                                   -        (3,168)
  Proceeds from leveraged Employee Stock
    Ownership Plan                                   153         137
  Principal payments on notes                   (217,938)    (61,168)
  Issuance of preferred stock                     98,622         -
  Net change in cash overdraft                    (9,419)     (7,913)
  Dividends paid                                  (6,482)     (6,482)
  Treasury stock acquisitions                   (155,197)       (996)
  Investment contract deposits                    54,554     101,667
  Investment contract withdrawals                (27,925)    (39,518)
                                                --------------------
Net cash used by
  financing activities                          (107,757)    (41,393)
                                                --------------------
Increase (decrease)in cash and
  cash equivalents                                 1,212      (2,003)
Cash and cash equivalents at
  beginning of period                             31,168      35,286
                                                --------------------
Cash and cash equivalents at
  end of period                               $   32,380      33,283
                                                --------------------


The accompanying notes are an integral part of these consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

            Notes to Consolidated Financial Statements

     September 30, 1996, March 31, 1996 and September 30, 1995
                            (Unaudited)


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

     The consolidated balance sheets as of September 30, 1996 and 1995, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the six months ended September 30, 1996 and 1995 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

     Earnings per share are computed based on the weighted average number of shares outstanding, excluding shares of the employee stock ownership plan that have not been committed to be released. Net income is reduced for preferred dividends for purposes of the calculation.

     Certain reclassifications have been made to the financial statements for the quarter ended September 30, 1995 to conform with the current year's presentation.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)


2.   INVESTMENTS

     A comparison of amortized cost to market for fixed maturities is as follows (in thousands, except for par value):

  June 30, 1996        Par Value               Gross       Gross     Estimated
-----------------
  Consolidated         or number  Amortized  unrealized  unrealized   market
  Held-to-Maturity     of shares     cost      gains       losses     value
                       ------------------------------------------------------
  U.S. treasury
    securities
    and government
    obligations        $  17,805  $  17,713      1,163           -    18,876
  U.S. government
    agency mortgage
    backed securities  $  57,843     57,434        520      (2,497)   55,457
  Obligations of
    states and
    political
    subdivisions       $  33,100     32,838      1,110        (227)   33,721
  Corporate
    securities         $ 186,971    191,427      2,422      (3,614)  190,235
  Mortgage-backed
    securities         $  98,349     96,577      1,215      (2,912)   94,880
  Redeemable preferred
    stocks                   221      6,471        251        (184)    6,538
                                    ----------------------------------------

                                    402,460      6,681      (9,434)  399,707
                                    ----------------------------------------

  June 30, 1996        Par Value               Gross       Gross   Estimated
---------------
  Consolidated         or number  Amortized  unrealized  unrealized   market
  Available-for-Sale   of shares     cost      gains       losses     value
                       -----------------------------------------------------
  U.S. treasury
    securities and
    government
    obligations        $  11,685     11,780        905         -      12,685
  U.S. government
    agency mortgage
    backed securities  $  26,252     25,736        143        (389)   25,490
  States,
    municipalities
    and political
    subdivisions       $   7,100      7,023        485         (34)    7,474
  Corporate
    securities         $ 340,024    345,964      5,163      (6,798)  344,329
  Mortgage-backed
    securities         $  85,947     85,338        912      (1,595)   84,655
  Redeemable preferred
    stocks                   106      2,596         22         (12)    2,606
                                    ----------------------------------------
                                    478,437      7,630      (8,828)  477,239
                                    ----------------------------------------

         Total                    $ 880,897     14,311     (18,262)  876,946
                                    ========================================

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)


3.   SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF PONDEROSA
HOLDINGS, INC. AND ITS SUBSIDIARIES

     A summary consolidated balance sheet (unaudited) for Ponderosa Holdings, Inc. and its subsidiaries is presented below:

                                                    September 30,
                                                   1996       1995
                                               ----------------------
                                                   (in thousands)

      Investments - fixed maturities         $   879,699      800,481
      Other investments                           98,910      117,972
      Receivables                                150,100      151,546
      Deferred policy acquisition costs           56,171       51,304
      Due from affiliate                          36,947       22,603
      Deferred federal income taxes                7,865        4,671
      Other assets                                14,977        8,067
                                               ----------------------
           Total assets                      $ 1,244,669    1,156,644
                                               ======================

      Policy liabilities and accruals        $   411,865      409,521
      Unearned premiums                           74,266       65,699
      Premium deposits                           435,789      374,407
      Other policyholders' funds and
        liabilities                               32,706       28,263
                                               ----------------------
           Total liabilities                     954,626      877,890

      Stockholder's equity                       290,043      278,754
                                               ----------------------
                Total liabilities and
                  stockholder's equity       $ 1,244,669    1,156,644
                                               ======================

     A summarized consolidated income statement (unaudited) for Ponderosa Holdings, Inc. and its subsidiaries is presented below:

                                        Six months ended September 30,
                                                1996         1995
                                            ----------------------
                                                (in thousands)

      Premiums                              $  79,056      76,442
      Net investment income                    24,542      23,395
      Other income                              1,178       4,592
                                            ---------------------
           Total revenue                      104,776     104,429
      Benefits and losses                      66,716      68,099
      Amortization of deferred policy
        acquisition costs                       8,057       7,799
      Other expenses                           14,712      12,121
                                            ---------------------
           Income from operations              15,291      16,410
      Federal income tax expense               (4,934)     (4,617)
                                            ---------------------

      Net income                            $  10,357      11,793
                                            =====================

     The Company has engaged an investment banking firm to explore various alternatives with regard to Oxford, its life insurance subsidiary. Such alternatives may include strategic alliances with other insurance companies or Oxford's possible sale.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)


4.   NOTES AND LOANS

     On July 18, 1996, the Company extinguished debt of approximately $76,250,000 by irrevocably placing cash into a trust of U.S. Treasury securities to be used to satisfy scheduled payments of principal and interest.

     In August 1996, the Company extinguished $86,400,000 of its long-term notes originally due in fiscal 1997 through fiscal 1999.

     The above transactions resulted in an extraordinary loss of $2,004,000 net of tax of $1,541,000 ($0.07 per share).


5.   STOCKHOLDERS' EQUITY

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

     On August 30, 1996, the Company issued 100,000 shares of its Series B Preferred Stock with no par value for $100,000,000. Dividends are cumulative with the rate being reset quarterly and have priority as to dividends over the Company's common stock. The Series B Preferred will be convertible, in certain events, at the holder's option, into either shares of the Company's Series B
Common Stock,  $0.25 par  value   or  all  of  the outstanding shares
of  Picacho  Peak Investment Co., a subsidiary of AMERCO.

     On  September 6, 1996, pursuant to the judgment in  the  Shoen
Litigation,   the   Company  paid  Katabasis  International,   Inc.
(Katabasis)  approximately  $27,485,000  to  repurchase   4,041,924
shares of Common Stock held by Katabasis. The Company also paid damages to Samuel W. Shoen of approximately $74,771,000 and statutory post-judgment pre-petition interest on the above amounts of approximately $224,000. The Company also funded approximately $15,726,000 of post-petition date interest by depositing the same into an escrow account pending the outcome of a dispute involving the entitlement of the plaintiffs in the Shoen Litigation to post-petition date interest. The Common Stock held by Katabasis was transferred into the Company treasury. Samuel W. Shoen, the sole voting stockholder of Katabasis, is the brother of Edward J., Mark
V., and James P. Shoen, who are major stockholders and directors of the Company.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)


5.   STOCKHOLDERS' EQUITY, continued

     On September 20, 1996, pursuant to the judgment in the Shoen Litigation, the Company paid Kattydid, Inc. (Kattydid) approximately $8,719,000 to repurchase 1,282,248 shares of Common Stock held by Kattydid. The Company paid damages to Katrina (Shoen) Carlson of approximately $37,305,000 and statutory post-judgment pre-petition interest on the above amounts of approximately
$112,000. The Company also paid Katrina (Shoen) Carlson approximately $4,994,000 to repurchase 734,376 shares of Common Stock held by her and funded approximately $8,041,000 of post-petition date interest by depositing the same into an escrow account pending the outcome of a dispute involving the entitlement of the plaintiffs in the Shoen Litigation to post-petition date interest. The Common Stock held by Kattydid and Katrina (Shoen) Carlson was transferred into the Company treasury. Katrina (Shoen) Carlson, the sole voting stockholder of Kattydid, is the sister of Edward J., Mark V., and James P. Shoen, who are major stockholders and directors of the Company.

     On October 1, 1996, pursuant to the judgment in the Shoen Litigation, the Company paid Mickl, Inc. (Mickl) approximately $27,444,000 to repurchase 4,035,924 shares of Common Stock held by Mickl. On the same date the Company paid net damages to Michael L. Shoen of approximately $73,158,000 and statutory post-judgment pre-petition interest on the above amounts of approximately $224,000.
On the same date, the Company paid Michael L. Shoen approximately $3,000 to repurchase 380 shares of Common Stock held by him and funded approximately $16,400,000 of post-petition date interest by depositing the same into an escrow account pending the outcome of a dispute involving the entitlement of the plaintiffs in the Shoen Litigation to post-petition date interest. The Common Stock held by Mickl and Michael L. Shoen was transferred into the Company treasury. Michael L. Shoen, the sole voting stockholder of Mickl, is the brother of Edward J., Mark V., and James P. Shoen, who are major stockholders and directors of the Company. See Part II. Item 1. Legal Proceedings for more information on the Shoen Litigation.


6.   CONTINGENT LIABILITIES AND COMMITMENTS

     During the six months ended September 30, 1996, U-Haul Leasing & Sales Co., a wholly-owned subsidiary of U-Haul International, Inc., entered into ten transactions, whereby the Company sold rental trucks or trailers and subsequently leased them back. AMERCO has guaranteed $13,512,000 of residual values at September 30, 1996 on the rental trucks and trailers at the end of the lease
term.   U-Haul  entered into one transaction, whereby  the  Company sold  rental trailers and subsequently leased them back.  Also,  U-
Haul  entered into three transactions, whereby the Company sold  and
subsequently  leased back computer equipment.   Following  are  the
lease commitments for the leases executed during the six months ended September 30, 1996, which have a term of more than one year (in thousands):

                         Year ended      Lease
                          March 31,   Commitments
                         ------------------------
                           1997       $  17,331
                           1998          24,135
                           1999          24,135
                           2000          24,135
                           2001          23,153
                         Thereafter     112,690
                                        -------
                                      $ 225,579
                                        =======

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)


6.   CONTINGENT LIABILITIES AND COMMITMENTS, continued

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


7.   SUPPLEMENTAL CASH FLOWS INFORMATION

     The   (increase)  decrease  in  receivables,  inventories  and
accounts payable and accrued liabilities net of other operating and investing activities follows:

                                          Six months ended September 30,
                                               1996         1995
                                             --------------------
                                                (in thousands)

        Receivables                       $   22,396       (35,299)
                                             =====================
        Inventories                       $   (8,827)       (1,065)
                                             =====================
        Accounts payable and
          accrued liabilities             $    1,779        22,585
                                             =====================
     Income taxes paid in cash amounted to $1,694,000 and $143,000 for the quarters ended September 30, 1996 and 1995, respectively.

     Interest paid in cash amounted to $36,173,000 and $36,755,000 for the quarters ended September 30, 1996 and 1995, respectively.


8.   RELATED PARTIES

     During the six months ended September 30, 1996, a subsidiary of the Company received principal payments of $84,001,000, interest payments of $3,839,000 and management fees of $745,000 from Three SAC Self-Storage Corporation (Three SAC). Three SAC's voting common stock is owned by SAC Holding Corporation (SAC Holding) and the non-
voting  preferred  stock is owned by SAC Non-Business  Trust.   The
voting common stock of SAC Holding is held by Mark V. Shoen, a major stockholder, director and officer of the Company. Three SAC properties are currently managed by the Company pursuant to a management agreement, under which the Company receives a management
fee  equal  to  6% of the gross receipts from the properties.   The
management fee percentage is consistent with the fee received by the Company for other properties managed by the Company.

     On June 27, 1996, a subsidiary of the Company sold Three SAC notes of $86,000,000 to an outside party.

     As of September 30, 1996, a subsidiary of the Company funded the purchase of seventeen properties, with one additional property funded subsequent to the quarter end, by Four SAC Self-Storage Corporation (Four SAC) for an amount of approximately $15,487,000. Four SAC is owned by SAC Holding. The voting common stock of SAC Holding is held by Mark V. Shoen, a major stockholder, director, and officer of the Company. Four SAC acquired three of the properties from a subsidiary of the Company at a purchase price equal to the Company's acquisition cost plus capitalized costs. Such properties are currently managed by the Company for which the Company will receive a management fee equal to 6% of the gross receipts from the properties. The management fee percentage is consistent with the fee received by the Company for other properties managed by the Company.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                            (Unaudited)


9.   NEW ACCOUNTING STANDARDS

     On April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Effective for fiscal years beginning after December 15, 1995 the standard establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of this statement had no impact on the financial condition or results of operations of the Company.

     On April 1, 1995, the Company implemented Statement of Position 93-7, "Reporting on Advertising Costs", issued by the Accounting Standards Executive Committee in December 1993. This statement of position provides guidance on financial reporting on advertising costs in annual financial statements. Upon implementation, the Company recognized additional advertising expense of $8,647,000 for advertising costs not qualifying as direct-response. The adoption had the effect of reducing net income by $5,474,000 ($0.15 per share) for the six months ended September 30, 1995.

     Other pronouncements issued by the Financial Standards Board with future effective dates are either not applicable or not material to the consolidated financial statements of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
     The following table shows industry segment data from the Company's three industry segments: rental operations, life insurance and property and casualty insurance, for the six months ended September 30, 1996 and 1995. Rental operations is composed of the operations of U-Haul and Amerco Real Estate Company. Life insurance is composed of the operations of Oxford Life Insurance Company (Oxford). Property and casualty insurance is composed of the operations of Republic Western Insurance Company (RWIC). The Company's results of operations have historically fluctuated from quarter to quarter. In particular, the Company's U-Haul rental operations are seasonal and proportionately more of the Company's revenues and net earnings are generated in the first and second quarters each fiscal year (April through September).

                                             Property/  Adjustments
                        Rental      Life     Casualty       and
                     Operations  Insurance  Insurance  Eliminations Consolidated
                     -----------------------------------------------------------
                                              (in thousands)
Six months ended
September 30, 1996
Revenues:
  Outside             $  661,958     23,740    74,438        -         760,136
  Intersegment               -          782     5,843     (6,625)         -
                       -------------------------------------------------------
    Total revenues       661,958     24,522    80,281     (6,625)      760,136
                      ========================================================
Operating profit      $  146,570      5,590     9,701        -         161,861
                       ===========================================
Interest expense                                                        35,282
                                                                      --------
Pretax earnings
  from operations                                                    $ 126,579
                                                                      ========
Identifiable assets   $1,908,032    621,686   622,983    (334,855)   2,817,846
                       =======================================================

                                            Property/  Adjustments
                       Rental      Life     Casualty       and
                     Operations  Insurance  Insurance Eliminations  Consolidated
                     -----------------------------------------------------------
                                              (in thousands)
Six months ended
September 30, 1995
Revenues:
  Outside             $  602,687     24,265    74,824        -         701,776
  Intersegment              (270)       708     4,662      (5,100)        -
                       -------------------------------------------------------
    Total revenues       602,417     24,973    79,486      (5,100)     701 776
                       =======================================================
Operating profit      $   97,676      6,838     9,572         270      114,356
                       ==========================================
Interest expense                                                        35,554
                                                                      --------
Pretax earnings
  from operations                                                    $  78,802
                                                                      ========
Identifiable assets   $1,845,370    563,138   593,506    (312,753)   2,689,261
                       =======================================================

SIX  MONTHS  ENDED  SEPTEMBER  30, 1996  VERSUS  SIX  MONTHS  ENDED
SEPTEMBER 30, 1995

U-Haul
     U-Haul revenues consist of (i) total rental and other revenue and (ii) net sales. Total rental and other revenue increased by $54.0 million, approximately 10.8%, to $554.2 million in the first six months of fiscal 1997. The increase reflects higher net revenues from the rental of moving related equipment and self-storage facilities which increased $27.3 million due to growth (volume) in truck rental transactions, additional rentable square footage, and an increase in management fees from storage facilities managed for others. Other revenue increased $26.7 million. Contributing to the increase is the recognition of increased net gains on the sale of real and personal property of $7.6 million over the comparable period for fiscal 1996.

     Net sales revenues were $107.2 million in the first six months of fiscal 1997, which represents an increase of approximately 4.4% from the first six months of fiscal 1996 net sales of $102.7 million. Revenue growth from the sale of moving support items, hitches, and propane resulted in a $5.0 million increase during the six months, which was partially offset by a decrease in gasoline sales consistent with the Company's ongoing efforts to remove underground storage tanks and gradually discontinue gasoline sales.

     Cost of sales was $62.6 million in the first six months of fiscal 1997, which represents an increase of approximately 8.0%
from $58.0 million for the same period in fiscal 1996. This increase in cost of sales reflects higher material costs from the sale of moving support items, hitches and propane which can be primarily attributed to higher sales levels and increased allowance for inventory shrinkage.

     Operating expenses increased to $398.0 million in the first six months of fiscal 1997 from $346.460.7 million in the first six months of fiscal 1996, an increase of15.6 approximately 14.97%. Rental equipment maintenance costs increased $20.7 million due to an increase in fleet size and transaction levels. Personnel expense increased $13.7 million due to higher levels of business activity. All other operating expense categories increased in the aggregate by $17.2 million compared to the prior year.

     Advertising expense decreased to $16.0 million in the first six months of fiscal 1997 from $24.1 million in the first six months of fiscal 1996. The decrease primarily reflects a one-time expense of $8.7 million recognized during the first six months of fiscal 1996, due to the adoption of Statement of Position 93-7 which requires immediate recognition of advertising costs not qualifying as direct-response.

     Depreciation expense for the first six months of fiscal 1997 was $38.7 million, as compared to $76.3 million during the same period of the prior year. During the third and fourth quarters of fiscal 1996, based on the Company's in-depth market analysis, the Company increased the estimated salvage value of certain rental trucks.


Oxford - Life Insurance
     Premiums from Oxford's reinsurance lines before intercompany eliminations were $10.6 million for the six months ended June 30, 1996, or 74.1% of total premiums for that period. This represents an increase of $1.7 million over the same period in 1995 or an increase of 19.1%. Reinsurance premiums are primarily from term life insurance, deferred annuity contracts that have matured, and credit insurance business. Increases in premiums are primarily from the anticipated increase in annuitizations as a result of the maturing of deferred annuities and from additional production in the credit life and credit accident and health business.

     Premiums from Oxford's direct lines before intercompany eliminations were $3.7 million for the six months ended June 30, 1996, a decrease of $0.3 million. This decrease in direct premium is primarily attributable to the credit insurance business. Oxford's direct business related to group life and disability coverage issued to employees of the Company for the six months ended June 30, 1996 accounted for approximately 7.5% of premiums.
Other direct lines, including the credit insurance business, accounted for approximately 18.4% of Oxford's premiums for the six months ended June 30, 1996.

     Net investment income before intercompany eliminations was $$9.4 million and $8.0 million for the six month periods ended June 30, 1996 and 1995, respectively. This increase is primarily due to increases in deposit funds from additional production and increasing margins on the interest sensitive business.

     Other income is comprised of gains/(losses) on the disposition of investments and income on the surrender of deferred annuity products. Gains/(losses) on the disposition of investments were ($0.4) million and $2.9 million for the six months ended June 30, 1996 and 1995, respectively. Oxford had $1.2 million and $1.0 million of ssurrender charge income, for the six month period ended June 30, 1996 and 1995, respectively.

     Benefits and expenses incurred were $18.9 million for the six months ended June 30, 1996, an increase of 4.4% from 1995.
Comparable benefits and expenses incurred for 1995 were $18.1 million. This increase is primarily due to the increase in annuitizations discussed above.

     Operating profit before intercompany eliminations decreased by $1.2 million, or approximately 17.6%, in 1996 to $5.6 million, primarily due to a decrease in gains on the disposition of fixed maturity investments.


RWIC - Property and Casualty
     RWIC gross premium writings for the six months ended June 30, 1996 were $89.4 million as compared to $81.4 million in the first six months of 1995. This represents an increase of $8.0 million, or 9.8%. As in prior years, the rental industry market accounts for a significant share of total premiums, approximately 46.0% and 41.5% in the first six months of 1996 and 1995, respectively. These writings include U-Haul customers, fleetowners and U-Haul as well as other rental industry insureds with similar characteristics. RWIC continues underwriting professional reinsurance via broker markets. Premiums in this area increased during the first six months of 1996 to $28.8 million, or 32.2% of total gross premiums, from comparable 1995 figures of $27.9 million, or 34.3% of total premiums. Premium writings in selected general agency lines are expected to remain consistent with prior years. Premiums from selected general agency lines accounted for 13.5% of written premiums in the first six months of 1996 as compared to 16.9% in the first six months of 1995. RWIC continued its direct multiple peril coverage of various commercial properties and businesses in 1996. These premiums accounted for 8.2% of the total gross written premium during first six months of 1996, as compared to 6.3% for the first six months of 1995.

     Net earned premiums increased $1.3 million, or 2.1%, to $64.8 million for the six months ended June 30, 1996, compared with premiums of $63.5 million for the six months ended June 30, 1995. The premium increase was primarily due to improved processing.

     Underwriting expenses incurred were $70.6 million for the six months ended June 30, 1996, an increase of $0.7 million, or 1.0% over 1995. Comparable underwriting expenses incurred for the first six months of 1995 were $69.9 million. The increase is attributed to increased commission expense offset by decreased loss and loss adjusting expenses. The increased commission expense resulted from a smaller adjustment to realize a margin on a canceled general agency program, combined with increased acquisition expense on assumed treaty reinsurance business. The reduction in loss and loss adjusting expenses occurred in the rental industry liability and assumed treaty reinsurance lines.

     Net investment income was $15.2 million for the six months ended June 30, 1996, a decrease of 0.7% from the six months ended June 30, 1995 net investment income of $15.3 million.

     RWIC completed the first six months of 1996 with income before tax expense of $9.7 million as compared to $9.6 million for the comparable period ended June 30, 1995. This represents an increase of $0.1 million, or 1.0% over 1995. Increased premium earnings were offset by increased underwriting expenses to produce this minimal change.

Interest Expense
     Interest expense decreased to $35.3 million for the six months ended September 30, 1996, as compared to $35.6 million for the six months ended September 30, 1995.

Extraordinary Loss on Extinguishment of Debt
     During the second quarter of fiscal 1997, the Company extinguished debt of approximately $76.3 million by irrevocably placing cash into a trust of U.S. Treasury securities to be used to satisfy scheduled payments of principal and interest. The Company also extinguished $86.4 million of its long-term notes originally due in fiscal 1997 through fiscal 1999. These transactions resulted in an extraordinary loss of $2.0 million net of tax of $1.5 million ($0.07 per share).

Consolidated Group
     As a result of the foregoing, pretax earnings of $123.4 million were realized during the six months ended September 30, 1996, as compared to $78.8 million for the same period in 1995. After providing for income taxes and extraordinary loss on the extinguishment of debt, net earnings for the six months ended
September 30, 1996 were $75.720.9 million, as compared to $50.5 million for the same period of the prior year.

QUARTERLY RESULTS

     The following table presents unaudited quarterly results for the ten quarters in the period beginning April 1, 1994 and ending September 30, 1996. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the consolidated financial statements incorporated herein by reference. The Company's U-Haul rental operations are seasonal and proportionally more of the Company's revenues and net earnings from its U-Haul rental operations are generated in the first and second quarters of each fiscal year (April through September). The operating results for the periods presented are not necessarily indicative of results for any future period (in thousands except for per share data).

                                              Quarter Ended
                                        --------------------------
                                            Jun 30,     Sep 30,
                                              1996       1996
                                        --------------------------
Total revenues                           $  359,708     400,428
Net earnings (loss)                          40,005      37,737
Weighted average common
  shares outstanding (4)                 32,015,301  27,675,192
Net earnings (loss)
  per common share (1)                         1.15        1.22


                                                Quarter Ended
                             ------------------------------------------------
                               Jun 30,     Sep 30,     Dec 31,       Mar 31,
                                 1995        1995        1995        1996
                             ------------------------------------------------
Total revenues               $  330,509     371,267     307,452     285,195
Net earnings (loss) (2) (3)      15,177      35,332       7,701       2,184
Weighted average common
  shares outstanding (4)     37,958,426  37,905,225  36,796,961  32,554,458
Net earnings (loss)
  per common share (1)             0.31        0.85        0.13       (0.04)

                                                Quarter Ended
                             ------------------------------------------------
                               Jun 30,     Sep 30,     Dec 31,       Mar 31,
                                 1994        1994        1994        1995
                             ------------------------------------------------
Total revenues               $  322,333     359,520     294,858     259,521
Net earnings (loss)              29,413      40,071       1,907     (11,359)
Weighted average common
  shares outstanding         37,107,536  37,053,707  37,025,575  38,072,543
Net earnings (loss)
  per common share (1)             0.71        1.00       (0.04)      (0.44)
________________
(1)Net  earnings  (loss)  per common share  amounts  were  computed after giving effect to the dividend on the Company's Series A  8
   1/2% Preferred Stock.

(2)Reflects the adoption of Statement of Position 93-7, "Reporting on Advertising Costs."

(3)Reflects the change in estimated salvage value during the third and fourth quarters of fiscal 1996.

(4)Reflects the acquisition of treasury shares acquired pursuant to the Shoen Litigation as discussed in Part II. - Item 1. Legal Proceedings.

QUARTER ENDED SEPTEMBER 30, 1996 VERSUS QUARTER ENDED SEPTEMBER 30,
1995

U-Haul
     U-Haul revenues consist of (i) total rental and other revenue and (ii) net sales. Total rental and other revenue increased by $28.2 million, approximately 10.6%, to $294.5 million in the second quarter of fiscal 1997. The increase reflects higher net revenues from the rental of moving related equipment and self-storage facilities which increased by $12.2 million due to growth (volume) in truck rental transactions, additional rentable square footage, and an increase in management fees from storage facilities managed for others. Other revenue accounted for the remaining increase, including increased net gains on the sale of real and personal property.

     Net sales revenues were $51.2 million in the second quarter of fiscal 1997, which represents an increase of approximately 3.3% from the second quarter of fiscal 1996 net sales of $49.6 million. Increased sales of moving support items, hitches, and propane resulted in revenue growth of $2.1 million during the quarter.

     Cost  of  sales  was  $31.1 million in the second  quarter  of fiscal  1997,  which  represents an increase of approximately  6.9%
from $29.0 million for the same period in fiscal 1996. This increase in cost of sales reflects higher allowances for inventory shrinkage and higher material costs from the sale of hitches and propane which can be primarily attributed to higher sales levels.

     Operating expenses increased to $214.7 million in the second quarter of fiscal 1997 from $177.960.7 million in the second quarter of fiscal 1996, an increase of15.6 approximately 20.77%. Rental equipment maintenance costs increased $7.0 million due to an increase in fleet size and transaction levels. New leasing activities increased lease expense by $5.5 million. Higher levels of business activity increased personnel expense by approximately $9.3 million. All other operating expense categories increased in the aggregate by $15.0 million compared to the prior year.

     Advertising expense increased to $7.9 million in the second quarter of fiscal 1997 from $7.2 million in the second quarter of fiscal 1996.

     Depreciation expense for the quarter was $19.9 million, as compared to $38.6 million during the same period of the prior year. During the third and fourth quarters of fiscal 1996, based on the Company's in-depth market analysis, the Company increased the estimated salvage value of certain rental trucks.


Oxford - Life Insurance
     Premiums from Oxford's reinsurance lines before intercompany eliminations were $5.4 million for the quarter ended June 30, 1996, or 75.0% of total premiums for that period. This represents an increase of $0.5 million over the same period in 1995 or an increase of 10.2%. Reinsurance premiums are primarily from term life insurance, deferred annuity contracts that have matured, and credit insurance business. Increases in premiums are primarily from the anticipated increase in annuitizations as a result of the maturing of deferred annuities and from additional production in the credit life and credit accident and health business.

     Premiums from Oxford's direct lines before intercompany eliminations were $1.8 million for the quarter ended June 30, 1996, a decrease of $0.2 million. This decrease in direct premium is primarily attributable to the credit insurance business. Oxford's direct business related to group life and disability coverage issued to employees of the Company for the quarter ended June 30, 1996 accounted for approximately 7.2% of premiums. Other direct lines, including the credit insurance business, accounted for approximately 17.8% of Oxford's premiums for the quarter ended June 30, 1996.

     Net investment income before intercompany eliminations was $4.5 million and $4.2 million for the quarters ended June 30, 1996 and 1995, respectively. This increase is primarily due to increases in deposit funds from additional production and increasing margins on the interest sensitive business.

     Other income is comprised of gains on the disposition of investments and income on the surrender of deferred annuity products. Gains on the disposition of investments were $0.2 million and $2.8 million for the quarters ended June 31, 1996 and 1995, respectively. Oxford had $0.6 million and $0.5 million of surrender charge income for the quarters ended June 30, 1996 and 1995, respectively.

     Benefits and expenses incurred were $9.9 million for the quarter ended June 30, 1996, a decrease of 2.0% from 1995.
Comparable benefits and expenses incurred for 1995 were $10.1 million. This decrease is primarily due to a decrease in the amortization of deferred acquisition costs primarily as a result of the decrease in realized capital gains on the disposition of fixed maturities partially offset by the increase in annuitizations discussed above.

     Operating profit before intercompany eliminations decreased by $1.6 million, or approximately 38.1%, in 1996 to $2.6 million, primarily due to the decrease in gains on the disposition of fixed maturity investments.


RWIC - Property and Casualty
     RWIC gross premium writings for the quarter ended June 30, 1996 were $41.4 million as compared to $45.2 million in the second quarter of 1995. The rental industry market accounts for a significant share of total premiums, approximately 66.9% and 60.1% in the second quarters of 1996 and 1995, respectively. These writings include U-Haul customers, fleetowners and U-Haul as well as other rental industry insureds with similar characteristics. RWIC continues underwriting professional reinsurance via broker markets. Premiums in this area decreased during the second quarter of 1996 to $4.7 million, or 11.4% of total gross premiums, from comparable 1995 figures of $7.7 million, or 17.1% of total premiums. Premium writings in selected general agency lines are expected to remain consistent with prior years. Premiums from selected general agency lines accounted for 12.1% share of written premiums in 1996 as compared to 16.5% share in 1995. RWIC continued its direct multiple peril coverage of various commercial properties and businesses in 1996. These premiums accounted for 9.5% of total gross written premium during second quarter 1996, as compared to 6.3% in 1995. This increase is the result of improved policy processing.

     Net earned premiums remained at $39.5 million for the quarter ended June 30, 1996, consistent with the same amount of premium for the quarter ended June 30, 1995.

     Underwriting expenses incurred were $43.6 million for the quarter ended June 30, 1996, an increase of $1.2 million, or 2.8% over 1995. Comparable underwriting expenses incurred for the second quarter of 1995 were $42.4 million. The increase resulted from a smaller adjustment to realize a margin on a canceled general agency program and an increase in acquisition expense on assumed treaty reinsurance business.

     Net investment income was $7.4 million for the quarter ended June 30, 1996, a decrease of 3.9% over 1995 net investment income of $7.7 million. The decrease is due to lower cash flow from operations and a 1995 timing adjustment in mortgage interest earned.

     RWIC completed the second quarter of 1996 with income before tax expense of $3.7 million as compared to $4.5 million for the comparable period ended June 30, 1995. This represents a decrease of $0.8 million, or 17.8% under 1995. The decrease resulted from the combination of increased underwriting expenses and decreased investment income, offset by realized gains and other income.

Interest Expense
     Interest expense decreased to $16.4 million for the quarter ended September 30, 1996, as compared to $16.7 million for the quarter ended September 30, 1995.

Extraordinary Loss on Extinguishment of Debt
     During the second quarter of fiscal year 1997, the Company extinguished debt of approximately $76.3 million by irrevocably placing cash into a trust of U.S. Treasury securities to be used to satisfy scheduled payments of principal and interest. The Company also extinguished $86.4 million of its long-term notes originally due in fiscal 1997 through fiscal 1999. These transactions resulted in an extraordinary loss of $2.0 million net of tax of $1.5 ($0.07 per share).

Consolidated Group
     As a result of the foregoing, pretax earnings of $59.1 million were realized during the quarter ended September 30, 1996, as compared to $55.1 million for the same period in 1995. After providing for income taxes and extraordinary loss on the extinguishment of debt, net earnings for quarter ended September 30, 1996 were $35.7 million, as compared to $35.3 million for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

U-Haul
     To meet the needs of its customers, U-Haul must maintain a large inventory of fixed asset rental items. At September 30, 1996, net property, plant and equipment represented approximately 65.7% of total U-Haul assets and approximately 44.5% of consolidated assets. During the first six months of fiscal 1997, capital expenditures were $134.2 million, as compared to $143.1 million during the first six months of fiscal 1996, reflecting expansion of the rental truck fleet, and real property acquisitions. These acquisitions were funded with internally generated funds from operations, operating leases, equity placement, and debt financings.

     Cash flows from operations were $104.5 million during the first six months of fiscal 1997, as compared to $145.9 million during the first six months of fiscal 1996. The decrease of $41.4 million is primarily due to an increase in other assets offset by increased earnings and the sale of mortgage note receivables. Cash flows from investing activities were affected by the sale and subsequent leaseback of rental trailers for net proceeds of $97.4 million.

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

     Cash provided by operating activities were $9.3 million and $5.1 million for the six months ended June 30, 1996 and 1995, respectively. Cash flows from financing activities were $22.7 million and $62.1 million for the six months ended June 30, 1996 and 1995, respectively. Cash flows from deferred annuity sales increase investment contract deposits which are a component of financing activities, as well as the purchase of fixed maturities which are a component of investing activities. In addition to cash flows from operating and financing activities, a substantial amount of liquid funds is available through Oxford's short-term portfolio. At June 30, 1996 and 1995, short-term investments amounted to $9.5 million and $18.0 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

     Stockholder's equity of Oxford decreased to $97.3 million in 1996 from $99.6 million in 1995. During the six months ended June 30, 1996, Oxford paid dividends to Ponderosa of $3.9 million.

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

RWIC - Property and Casualty
     Cash flows from operating activities decreased $12.5 million during the six months ended June 30, 1996, as compared to an increase of $0.1 million for the comparable period of 1995. The change is due to temporary increases in accounts receivable and due from affiliates.

     RWIC's short-term investment portfolio was $4.5 million at June 30, 1996. This level of liquid assets is adequate to meet periodic needs as well as any near term shortfall. This balance also reflects funds in transition from maturity proceeds to long-term investments. The structure of the long-term portfolio is designed to match future cash needs. Capital and operating budgets allow RWIC to accurately schedule cash needs.

     RWIC maintains a diversified investment portfolio. Approximately 96.6% of the portfolio consists of investment grade securities. The maturity distribution is designed to provide sufficient liquidity to meet future cash needs. Current liquidity is adequate, with current invested assets equal to 94.9% of total liabilities.

     Stockholder's equity increased 2.4% from $188.2 million at December 31, 1995 to $192.7 million at June 30, 1996. RWIC considers current stockholder's equity to be adequate to support future growth and absorb unforeseen risk events. RWIC does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions. RWIC paid no stockholder's dividends during the six months ended June 30, 1996, however it did declare a $6.7 million dividend to Ponderosa.

Consolidated Group
     At   September  30,  1996,  total  notes  and  loans   payable
outstanding was $940.3 million as compared to $998.2 million at March 31, 1996, and $866.1 million at September 30, 1995.

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

     On August 30, 1996, the Company issued 100,000 shares of its Series B Preferred Stock with no par value for $100,000,000. Dividends are cumulative with the rate being reset quarterly and have priority as to dividends over the Company's common stock. The Series B Preferred will be convertible, at the holder's option, into either shares of the Company's Series B Common Stock, $0.25 par value or all of the outstanding shares of Picacho Peak Investment Co., a subsidiary of AMERCO.

     On October 1, 1996, the Company paid the last portion of a total of approximately $448.1 million to the plaintiffs (non-management members of the Shoen family and their affiliates) in a long-standing legal dispute involving the Shoen family and related to control of the Company. As a result, the plaintiffs were required to transfer all of their 18,256,976 shares of Common Stock to the Company. The Company plans to deduct for income tax purposes approximately $324.0 million of the payments made to the plaintiffs, which will reduce the Company's income tax liability. While the Company believes that such income tax deductions are appropriate, there can be no assurance that such deductions ultimately will be allowed in full.

     Since the current management was put in place in 1987, the Company has pursued a strategic plan that emphasizes its core do-it-yourself rental, moving and storage business. Consistent with its strategic plan, the Company has engaged an investment banking firm to explore various alternatives with regard to Oxford, its life
insurance  subsidiary.   Such alternatives  may  include  strategic
alliances with other insurance companies or Oxford's possible sale.

Credit Agreements
     The Company's operations are funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes, and revolving lines of credit with domestic and foreign banks. Principally to finance its fleet of trucks and trailers, the Company routinely enters into sale and leaseback transactions. As of September 30, 1996, the Company had $940.3 million in total notes and loans payable outstanding and unutilized committed lines of credit of approximately $382.0 million.

     In May 1996, the Company issued $175.0 million of 7.85% Senior Notes Due May 15, 2003. The Company has applied and will continue to apply the net proceeds from the sale of the notes to pay down, at maturity, a portion of the Company's long-term debt.

     Certain of the Company's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, maintaining certain financial ratios, and placing certain additional liens on its properties and assets. At September 30, 1996, the Company was in compliance with these covenants.

     The Company is restricted in the issuance of certain types of preferred stock. The Company is prohibited from issuing shares of preferred stock that provide for any mandatory redemption, sinking fund payment, or mandatory prepayment, or that allow the holders thereof to require the Company or a subsidiary of the Company to repurchase such preferred stock at the option of such holders or upon the occurrence of any event or events without the consent of its lenders.

                    PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.
     As disclosed in the Company's Form 10-K for the year ended March 31, 1996, Edward J. Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds, and William E. Carty, who are current members of the Board of Directors of the Company (the Director-Defendants), filed for protection under Chapter 11 of the federal bankruptcy laws on February 21, 1995, as a result of the judgment entered on that date in the action entitled Samuel W. Shoen, M.D., et al. v. Edward J.
                        -------------------------------------------
Shoen, et al., No. CV88-20139 (the Shoen Litigation).  The Director-
-------------
Defendants, in cooperation with the Company, filed separate plans of reorganization, all of which proposed the same funding and treatment of the plaintiffs' claims resulting from the judgment in the Shoen Litigation. The plans of reorganization are collectively
referred  to  as  the  "Plan."   The  Plan  was  confirmed  by  the
bankruptcy court on March 15, 1996.

     Pursuant to the Plan, the Company, prior to July 1, 1996, paid a total of approximately $133.2 million to six of the plaintiffs to repurchase a total of 5,828,140 shares of Common Stock and satisfy the damages judgment in the Shoen Litigation with respect to those plaintiffs. In addition, on July 19, 1996, the Company paid Cemar, Inc. (Cemar) approximately $15.9 million to repurchase 2,331,984 shares of Common Stock held by Cemar. On the same date, the Company paid damages of approximately $43.1 million and statutory post-judgment, pre-petition date interest of $129,000 to Cecilia M. Hanlon. On August 6, 1996, the Company funded approximately $8.3 million of post-petition date interest by depositing such amount into an escrow account (the Escrow Account) pending the outcome of a dispute involving the entitlement of the plaintiffs in the Shoen Litigation to post-petition date interest (discussed below). The Common Stock held by Cemar was transferred into the Company treasury. In addition, on September 6, 1996, the Company paid Katabasis International, Inc. (Katabasis) approximately $27.5 million to repurchase 4,041,924 shares of Common Stock held by
Katabasis. On the same date, the Company paid damages of approximately $74.8 million and statutory post-judgment, pre-petition date interest of $224,000 to Samuel W. Shoen. The Company also funded approximately $15.7 million of post-petition date interest into the Escrow Account. On September 20, 1996, the Company paid Kattydid, Inc. (Kattydid) approximately $8.7 million to repurchase 1,282,248 shares of Common Stock held by Kattydid and paid Katrina (Shoen) Carlson approximately $5.0 million to repurchase 734,376 shares of Common Stock held by her. On the same date, the Company paid damages of approximately $37.3 million and statutory post-judgment, pre-petition date interest of $112,000 to Katrina Shoen Carlson. The Company also funded approximately $8.0 million of post-petition date interest into the Escrow Account. Finally, on October 1, 1996, the Company paid MICKL, Inc. (MICKL) approximately $27.4 million to repurchase 4,035,924 shares of
Common Stock held by MICKL and paid Michael L. Shoen $2,600 to repurchase 380 shares of Common Stock held by him. On the same date, the Company paid damages of approximately $73.2 million and statutory post-judgment, pre-petition date interest of $224,000 to Michael L. Shoen. The Company also funded approximately $16.2 million of post-petition date interest into the Escrow Account. As a result of the foregoing transactions, the balance of the judgment in the Shoen Litigation has been satisfied in full. On October 1, 1996, the Director-Defendants emerged from bankruptcy upon the filing of a Notice with the bankruptcy court that the effective date of the reorganized debtors' confirmed Plans has occurred and that the confirmed Plans have been performed and are substantially consummated.

      As of the date hereof, an issue remains regarding whether or not the plaintiffs are entitled to statutory post-judgment interest at the rate of ten percent (10%) per year from February 21, 1995 (the date the Director-Defendants filed for protection under Chapter 11) until the judgment was satisfied. On July 19, 1996, the bankruptcy court ruled that the plaintiffs are entitled to such interest. The Director-Defendants and the Company have appealed the court's decision. As discussed above, the Company has deposited approximately $48.2 million into the Escrow Account to secure payment of the disputed interest, pending the final resolution of this issue (including all appeals by either side). If the interest issue is decided adversely to the Company and the Director-Defendants, the amount deposited into escrow will be transferred to the plaintiffs. The ultimate outcome of this issue will not have the effect of increasing or decreasing the Company's net income, but could reduce shareholders' equity.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a. Exhibits

           2.1  Order Confirming Plan (1)
           2.2 Second Amended and Restated Debtor's Plan of Reorganization Proposed by Edward J. Shoen (1)
           3.1  Restated Articles of Incorporation (2)
           3.2  Restated By-Laws of AMERCO as of August 27, 1996
           4.1  Certificate of Designations, Preferences and
                Rights of Series B Preferred Stock
           4.2  Certificate of Designations, Preferences and
                Rights of Series B Common Stock
           10.1 Series B Preferred Stock Purchase Agreement, dated
                as of August 30, 1996
           10.2 Side Agreement, dated as of October 29, 1996
           27   Financial Data Schedule

         b. Reports on Form 8-K.

           A report on Form 8-K was filed on September 6, 1996 in connection with the Company's issuance of up to an aggregate of $600,000,000 of Medium-Term Notes.


_____________________________________

(1) Incorporated by reference to the Company's Registration Statement on Form S-3, Registration No. 333-1195.

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


                                   AMERCO
                                   ___________________________________
                                            (Registrant)


Dated: October 31, 1996             By: /S/ GARY B. HORTON
                                    ___________________________________
                                        Gary B. Horton, Treasurer
                                       (Principal Financial Officer)