Form 10-K
period 1997-03-31
AMERCO /NV/
filed 1997-06-26
CIK 4457

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the fiscal year ended           March 31, 1997
                         ---------------------------------------------------

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
                      Telephone (602) 263-6645

   Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
Registrant                        Title of Class          on Which Registered
----------                        --------------        ---------------------
AMERCO                            Series A 8 1/2%       New York Stock Exchange
                                  Preferred Stock
U-Haul International, Inc.             None

   Securities registered pursuant to Section 12(g) of the Act:

             Registrant                       Title of Class
             ----------                       --------------
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
          -----   ----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      22,614,087 shares of AMERCO Common Stock, $0.25 par value, were outstanding at June 20, 1997. The aggregate market value of AMERCO Common Stock held by non-affiliates (i.e., stock held by persons other than officers and directors of AMERCO or those persons who are parties to a stockholder agreement relating to 6,823,257 shares of AMERCO Common Stock, was $197,874,453. The aggregate market value was computed using the closing price for the Common Stock trading on Nasdaq on June 20, 1997.

      5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at June 20, 1997. None of these shares were held by non-affiliates. U-Haul International, Inc. meets the conditions set forth in General Instructions (J)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

      Portions of AMERCO's definitive Proxy Statement relating to its Annual Meeting of Stockholders to be held on August 22, 1997, are incorporated by reference in Part III hereof.

                         TABLE OF CONTENTS

                                                          PAGE NO.
                              PART I

ITEM   1.  BUSINESS......................................     3

           A.   THE COMPANY..............................     3

           B.   HISTORY..................................     3

           C.   MOVING AND STORAGE OPERATIONS............     3

           D.   INSURANCE OPERATIONS.....................     6

ITEM   2.  PROPERTIES....................................    11

ITEM   3.  LEGAL PROCEEDINGS.............................    11

ITEM   4.  SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS..............................    12

                              PART II

ITEM   5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS...............    13

ITEM   6.  SELECTED FINANCIAL DATA.......................    14

ITEM   7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS....................................    16

ITEM   8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
           DATA..........................................    26

ITEM   9.  CHANGES IN AND DISAGREEMENTS WITH
           ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE ...................................    26

                             PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF
           THE REGISTRANTS...............................    26

ITEM  11.  EXECUTIVE COMPENSATION........................    26

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT.........................    26

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED
           TRANSACTIONS..................................    26

                              PART IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT
           SCHEDULES AND REPORTS ON FORM 8-K.............    27

                              PART I

                         ITEM 1.  BUSINESS

                          A. THE COMPANY

     AMERCO, a Nevada corporation (AMERCO or Company), is the holding company for U-Haul International, Inc. (U-Haul), Amerco Real Estate Company (AREC), Republic Western Insurance Company
(RWIC) and Oxford Life Insurance Company (Oxford). Throughout this Form 10-K, unless the context otherwise requires, the term
"Company" includes all of the Company's subsidiaries. The Company's principal executive offices are located at 1325 Airmotive Way, Suite 100, Reno, Nevada 89502-3239, and the telephone number of the Company is (702) 688-6300. As used in this Form 10-K, all references to a fiscal year refer to the Company's fiscal year ended March 31 of that year. RWIC and Oxford have been consolidated on the basis of calendar years ended December 31. Accordingly, all references to the years 1996, 1995 and 1994 correspond to the Company's fiscal years 1997, 1996 and 1995, respectively. See Note 20 of Notes to Consolidated Financial Statements in Item 8 for financial information regarding the Company's three primary industry segments, which are represented by Moving and Storage Operations (U-Haul and AREC), Property/Casualty (Republic Western Insurance Company) and Life Insurance (Oxford Life Insurance Company).

Moving and Storage Operations
     Moving and self-storage operations consist of the rental of trucks, automobile-type trailers and self-storage space to the do-it-yourself mover under the registered tradename U-Haul<REGISTERED TRADEMARK> throughout the United States and Canada.

     AREC owns the majority of the Company's real estate assets, including the Company's U-Haul Center and Storage locations.

Property/Casualty
     RWIC originates and reinsures property and casualty-type insurance products for various market participants, including independent third parties, the Company's customers and the Company.

Life Insurance
     Oxford originates and reinsures life, health and annuity-type insurance products and administers the Company's self-insured employee health and dental plans.

                            B. HISTORY

     The Company was founded in 1945 under the name "U-Haul Trailer Rental Company". From 1945 to 1974, the Company rented trailers and, starting in 1959, trucks on a one-way and "In-Town<REGISTERED TRADEMARK>" basis through independent dealers. Since 1974, the Company has developed a network of Company-owned rental centers (U-Haul Centers) through which U-Haul rents its trucks and trailers and provides related products and services (e.g., the sale and installation of hitches, as well as boxes and moving supplies). At March 31, 1997, the Company's distribution network included 1,100 U-Haul Centers and 14,200 independent dealers.


                 C. MOVING AND STORAGE OPERATIONS

Business Strategies
     The Company's present business strategy remains focused on do-it-yourself moving and self-storage customers. The Company believes that customer access, in terms of truck or trailer availability and proximity of rental locations, is critical to its success. Under the U-Haul name, this strategy is to offer, in an integrated manner over an extensive and geographically diverse network of over 15,000 Company-owned Centers and independent dealers, a wide range of products and services to do-it-yourself moving and self-storage customers.

Moving Operations
     U-Haul has a variety of product offerings. Rental trucks have been designed with do-it-yourself customers in mind, and include features such as Low Decks<REGISTERED TRADEMARK>, air conditioning, power steering, automatic transmissions,
Gentle-Ride Suspensions<REGISTERED TRADEMARK>, AM/FM cassette stereo systems and over-the-cab storage. Aerodynamically designed U-Haul trailers are suited to the low profile of many newly manufactured automobiles. As of March 31, 1997, the U-Haul rental equipment fleet consisted of 86,000 trucks, 85,000 trailers and 15,000 tow dollies.

     Additionally, the Company provides support rental items such as furniture pads, hand trucks, Appliance Dollies<REGISTERED TRADEMARK>, Utility Dollies<REGISTERED TRADEMARK>, mirrors, tow bars, tow dollies and bumper hitches. The Company also sells boxes, tape and packaging materials, and rents additional items such as floor polishers and carpet cleaning equipment at its U-Haul Center locations. U-Haul Centers also sell and install hitches and towing systems, and propane.

     U-Haul offers protection packages such as
(i) "Safemove<REGISTERED TRADEMARK>", which provides moving customers with a damage waiver, cargo protection and medical and life coverage and
(ii) "Safestor<REGISTERED TRADEMARK>", which provides self-storage rental customers with various insurance coverages.

     Independent dealers receive U-Haul equipment on a consignment basis and are paid a commission on gross revenues generated from their rentals. The Company maintains contracts with its independent dealers that can typically be canceled upon 30 days written notice by either party.

     A high percentage of the Company's rental revenue is derived from do-it-yourself movers. Moving rentals include:
(i) "In-Town<REGISTERED TRADEMARK>" rentals, where the equipment is returned to the originating U-Haul location and (ii) one-way rentals, where the equipment is returned to a U-Haul location in another city.

     The U-Haul truck and trailer rental business tends to be seasonal, with proportionally more transactions and revenues generated in the spring and summer months than during the balance of the year.

     The Company designs and manufactures its truck van boxes, trailers and various other support rental equipment items. The Company's equipment is designed to achieve high safety standards, simplicity of operation, reliability, convenience, durability and fuel economy. Truck chassis are manufactured by both foreign and domestic truck manufacturers. These chassis receive certain post-delivery modifications and are joined with van boxes at seven Company-owned manufacturing and assembly facilities in the United States.

     The Company services and maintains its trucks and trailers through an extensive preventive-maintenance program, generally performed at Company-owned facilities located at or near U-Haul
Centers. Major repairs are performed either by the chassis manufacturers' dealers or by Company-owned repair shops and take advantage of manufacturers' warranties.


Self-Storage Business
     U-Haul entered the self-storage business in 1974 and since then has increased the rentable square footage of its storage locations through the acquisition of existing facilities and new construction. In addition, the Company has entered into management agreements to manage self-storage properties owned by others. The Company also provides financing and management services for independent self-storage businesses.

     Through over 800 Company-owned or managed storage locations in the United States and Canada, the Company offers for rent more than
19.7 million square feet of self-storage space. The Company's self-storage facility locations range in size up to 149,000 square feet of storage space, with individual storage spaces in sizes from 16 square feet to 400 square feet or larger.

     The primary market for storage rooms is the storage of household goods. With the addition of over 14,000 storage rooms during fiscal 1997, average occupancy rates were in the mid 80%
range, with modest seasonal variation. During fiscal 1997 and fiscal 1996, delinquent rentals as a percentage of total storage rentals were approximately 6% in each year. The Company considers this rate to be satisfactory.

Competition
     The do-it-yourself moving truck and trailer rental market is highly competitive and dominated by national operators in both the "In-Town<REGISTERED TRADEMARK>" and one-way markets. Two competitors, Ryder and Budget Rent-A-Car, were sold during the past year and are under new management. Management believes that there are two distinct users of rental trucks: commercial users and do-it-yourself users.
As noted above, the Company focuses on the do-it-yourself mover.  The
Company  believes  that  the  principal  competitive  factors   are
convenience of rental locations, availability of quality rental equipment and price.

     The self-storage industry is highly competitive. The top three national firms, including the Company, Public Storage and Shurgard, account for only 11% of total industry square footage. Efficient management of occupancy and delinquency rates, as well as price and convenience, are key competitive factors.

Employees
     For the period ended March 31, 1997, the Company's non-seasonal work force consisted of 14,400 employees.

Amerco Real Estate Operations
     AREC has responsibility for actively marketing properties available for sale or lease. AREC is also responsible for managing any environmental risks associated with the Company's real estate.

Environmental Matters
     The environment is protected by many federal, state and local laws. Environmental laws impact the way the Company stores and disposes of various petroleum products (including gasoline, fuel oil and waste oil), tires, batteries and other materials used in the rental, maintenance and manufacturing of its rental fleets. Since fiscal 1990, the Company has incurred environmental-related expenditures of approximately $31.5 million primarily for removal and disposal fees and remediation of over 2,600 underground storage tanks. There are approximately 400 underground storage tanks remaining.

     The Company has been named as a "potentially responsible party" with respect to disposal of hazardous waste at 16 federal and one state superfund sites located in 13 states. The Company has entered into settlements for 15 of the sites for de minimus amounts. One of these sites has been disputed by the Company with no response for over five years.

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

     In addition, Inland Northwest has been named by the State of Washington as a PLP along with 300 other PLPs with respect to another state-listed hazardous waste site known as the "Yakima Railroad Site". The Yakima Valley Spray Site is located within the Yakima Railroad Site. Inland Northwest has been notified that the Yakima Railroad Site involves potential groundwater contamination in an area of approximately two square miles. Inland Northwest has contested its designation as a PLP at this site, but, at the date hereof, no formal ruling has been issued in this matter.

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

     Based upon the information currently available to the Company, compliance with the environmental laws and its share of investigation and cleanup costs of the hazardous waste sites, the Company is not expecting to incur losses with respect to the sites that would have a material adverse effect on the Company's financial position or operating results.

                      D. INSURANCE OPERATIONS

Business Strategies
     RWIC's principal business strategy is to capitalize on its knowledge of insurance products aimed at the moving and rental markets. RWIC believes that providing U-Haul and U-Haul customers insurance coverage has enabled it to develop expertise in the areas of rental vehicle lessee insurance coverage, self-storage property coverage and general rental equipment coverage. RWIC plans to continue  to  use  this knowledge to expand its  customer  base  by offering similar products to insureds other than U-Haul and its customers. In addition, RWIC continues to expand its involvement in specialized areas by offering commercial multi-peril and excess workers' compensation coverages.

     Oxford's business strategy emphasizes long-term capital growth funded through earnings from direct writing, reinsurance and investment activities. In the past, Oxford has selectively reinsured life, health and annuity-type insurance products. Oxford will pursue its growth strategy by originating life, annuity and health insurance products via agent and direct distribution channels. Oxford will also be providing reinsurance facilities to well-managed insurance or reinsurance companies which offer similar products and are in need of additional capital either as a result of rapid growth or regulatory demands, or are interested in divesting non-core business lines.

Property and Casualty
     RWIC's  underwriting activities consist of three basic  areas:
U-Haul and U-Haul-affiliated underwriting, direct underwriting and assumed reinsurance underwriting. U-Haul underwritings include coverage for U-Haul and U-Haul employees and U-Haul-affiliated underwritings consist primarily of coverage for U-Haul customers. For the year ended December 31, 1996, approximately 38.5% of RWIC's written premiums resulted from U-Haul and U-Haul-affiliated underwriting activities. RWIC's direct underwriting is done through underwriters and selected general agents. The products provided include liability coverage for rental vehicle lessees, storage rental properties and coverage for commercial multiple peril and excess workers' compensation. RWIC's assumed reinsurance underwriting is done via broker markets.

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

     Activity  in  the  liability  for  unpaid  claims  and   claim
adjustment expenses is summarized as follows:

                                         1996      1995      1994
                                       ---------------------------
                                             (in thousands)
Balance at January 1                 $ 341,981   329,741   314,482
  Less reinsurance recoverable          73,873    74,663    76,111
                                       ---------------------------
Net balance at January 1               268,108   255,078   238,371

Incurred related to:
  Current year                         112,394   114,110   102,782
  Prior years                           11,527     8,292     6,576
                                       ---------------------------
Total incurred                         123,921   122,402   109,358

Paid related to:
  Current year                          30,633    22,576    22,269
  Prior years                           89,041    86,796    70,382
                                       ---------------------------
Total paid                             119,674   109,372    92,651

Net balance at December 31             272,355   268,108   255,078
  Plus reinsurance recoverable          60,319    73,873    74,663
                                       ---------------------------
Balance at December 31               $ 332,674   341,981   329,741
                                       ===========================

     As a result of changes in estimates of insured events in prior years, the provision for unpaid loss and loss adjustment expenses (net of reinsurance recoveries of $23.4 million) increased by $11.5 million in 1996 due to higher than anticipated losses and related expenses for claims associated with assumed reinsurance and certain retrospectively rated policies.

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

     The operating results of the property and casualty insurance industry, including RWIC, are subject to significant fluctuations due to numerous factors, including premium rate competition, catastrophic and unpredictable events (including man-made and natural disasters), general economic and social conditions, interest rates, investment returns, changes in tax laws, regulatory developments and the ability to accurately estimate liabilities for unpaid losses and loss adjustment expenses.

Life Insurance
     Oxford underwrites life, health and annuity insurance, both as a direct writer and as an assuming reinsurer. Oxford's direct writings are primarily related to the underwriting of credit life and credit accident and health business, which accounted for 18.7% of Oxford's premium revenues for the year ended December 31, 1996. Oxford's other direct lines are related to group life and disability coverage issued to employees of the Company. For the year ended December 31, 1996, approximately 7.9% of Oxford's premium revenues resulted from business with the Company. In addition, direct premium revenue includes individual life insurance acquired from other insurers. Oxford administers the Company's self-insured group health and dental plans.

     Oxford's reinsurance assumed lines, which accounted for approximately 73.0% of Oxford's premium revenues for the year ended December 31, 1996, include individual life insurance coverage, annuity coverages, excess loss health insurance coverage, credit life and credit accident and health. These reinsurance arrangements are entered into with unaffiliated insurers.

Investments
     RWIC's and Oxford's investments must comply with the insurance laws of the State of Arizona, where the companies are domiciled. These laws prescribe the type, quality and concentration of investments that may be made. Moreover, in order to be considered an acceptable reinsurer by cedents and intermediaries, a reinsurer must offer financial security. The quality and liquidity of invested assets are important considerations in determining such security.

     The investment philosophies of RWIC and Oxford emphasize protection of principal through the purchase of investment grade fixed-income securities. Approximately 97% of both RWIC's and Oxford's fixed-income securities consist of investment grade securities. The maturity distributions are designed to provide sufficient liquidity to meet future cash needs.

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

Regulation
     RWIC and Oxford are subject to comprehensive regulation throughout the United States. The regulation extends to such matters as licensing companies and agents, restricting the types or quality of investments, regulating capital and surplus and actuarial reserve maintenance, setting solvency standards, filing of annual and other reports on financial position, and regulating trade practices. State laws also regulate transactions and dividends between an insurance company and its parent or affiliates, and generally require prior approval or notification for any change in control of the insurance subsidiary.

     In the past few years, the insurance and reinsurance regulatory framework has been subjected to increased scrutiny by the National Association of Insurance Commissioners (the NAIC), state legislatures, insurance regulators and the United States Congress. These regulators are considering increased regulations, with an emphasis on insurance company investment and solvency issues. It is not possible to predict the future impact of changing state and federal regulation on the operations of RWIC and Oxford.

     RWIC  and  Oxford  have  adopted the NAIC  minimum  risk-based capitalization requirements for insurance companies. As of December 31, 1996, RWIC and Oxford are in compliance with these requirements.

Competition
     The highly competitive insurance industry includes a large number of property and casualty insurance companies and life insurance companies. Many competitors have been in business for a longer period of time or possess substantially greater financial resources. Competition in the insurance business is based upon price, product design and services rendered to producers and policyholders.

                                                  Unpaid Loss and Loss Adjustment Expenses
                                                               December 31
--------------------------------------------------------------------------------------------------------------------------
                          1986     1987     1988     1989     1990     1991     1992     1993     1994     1995     1996
--------------------------------------------------------------------------------------------------------------------------
                                                              (in thousands)

Adjustment Expenses:    $146,391  168,688  199,380  207,939  226,324  236,019  238,762  314,482  329,741  341,981  332,674

  Paid (Cumulative)
        as of:
   One year later         54,627   49,681   59,111   50,992   55,128   65,532   83,923   70,382   86,796   89,041
   Two years later        92,748   91,597   89,850   87,850   97,014  105,432  123,310  115,467  139,247
   Three years later     124,278  110,834  114,979  116,043  120,994  126,390  153,030  146,640
   Four years later      137,744  129,261  133,466  132,703  133,338  143,433  173,841
   Five years later      151,354  142,618  145,864  142,159  144,764  153,730
   Six years later       161,447  152,579  153,705  151,227  152,424
   Seven years later     169,601  158,531  161,498  158,043
   Eight years later     173,666  165,021  167,224
   Nine years later      178,101  170,411
   Ten years later       181,743

Reserve Reestimated
        as of:
   One year later        167,211  187,663  200,888  206,701  229,447  231,779  251,450  321,058  338,033  353,508
   Two years later       192,272  190,715  202,687  206,219  221,450  224,783  254,532  323,368  340,732
   Three years later     192,670  194,280  203,343  199,925  211,998  223,403  253,844  309,936
   Four years later      199,576  195,917  199,304  198,986  207,642  214,854  231,536
   Five years later      201,303  195,203  200,050  197,890  200,629  198,320
   Six years later       202,020  196,176  198,001  194,601  189,601
   Seven years later     202,984  196,770  197,112  189,175
   Eight years later     202,654  196,072  195,522
   Nine years later      203,285  196,169
   Ten years later       204,814

   Initial Reserve
     in Excess
   of (Less than)
  Reestimated Reserve:
  Amount (Cumulative)   $(58,423) (27,481)   3,858   18,764   36,723   37,699    7,226    4,546  (10,991) (11,527)

                            ITEM 2. PROPERTIES

     The Company and its subsidiaries own property, plant and equipment that are utilized in the manufacture, repair and rental of U-Haul equipment and that provide offices for the Company. Such facilities exist throughout the United States and Canada. The majority of land and buildings used by U-Haul is owned in fee and is substantially unencumbered, also U-Haul manages storage facilities owned by others. In addition, U-Haul owns certain real estate not currently used in its operations. U-Haul operates 1,100 U-Haul Centers (including Company-owned storage locations), manages 145 storage centers and operates 12 manufacturing and assembly facilities. The Company also operates 80 repair facilities located at or near a U-Haul Center.


                        ITEM  3.  LEGAL PROCEEDINGS

See Note 14 of Notes to Consolidated Financial Statements in Item 8 for disclosure of the action in the Superior Court of the State of Arizona, Maricopa County, entitled Samuel W. Shoen, M.D., et al. v. Edward J. Shoen,
                          -------------------------------------------------
et  al.,  No.  CV88-20139,  instituted August 2,  1988  and  the  resulting
-------
bankruptcy proceedings (the "Shoen Litigation").

      On September 7, 1995, Paul F. Shoen, major stockholder of the Company and a director, filed a complaint in the Ninth Judicial District Court of the State of Nevada, Douglas County, entitled Paul F. Shoen v. AMERCO, Case
                                              -----------------------
No. 95-CV-0227. The complaint alleges that by failing to advance his expenses, including attorneys' fees and other charges, incurred by him in the Shoen Litigation and the subsequent bankruptcy proceedings, the Company breached his indemnification agreement with the Company. Mr. Shoen alleges that the Company has caused damages of no less than $297,183 as of
September 7, 1995, and seeks additional amounts to be alleged at trial. The Company has denied the allegations and believes it has valid defenses against his claims. Paul F. Shoen filed a motion for partial summary judgment on November 15, 1995, and the Company filed an opposition and cross-motion for partial summary judgment on December 11, 1995. This matter was heard on November 12, 1996, and both motions were denied.

      Sophia M. Shoen, a major stockholder of the Company, has reached a tentative agreement with the Company, which is subject to execution of definitive agreements, resolving a lawsuit in the Second Judicial District Court of the State of Nevada, Case No. CV96-01628 arising out of an arbitration proceeding entitled JAMS-ENDISPUTE Link No. 940517195. In the
                                --------------
arbitration proceeding, Sophia Shoen alleged that the Company breached her Share Repurchase and Registration Rights Agreement, dated as of May 1, 1992 (the Rights Agreement), with the Company by failing to timely register the sale of her shares of Common Stock which were sold to the public in November 1994. If the tentative agreement if consummated, (i) the Company will pay Sophia M. Shoen $1.25 million, (ii) the Rights Agreement will be terminated, (iii) Sophia M. Shoen will release the Company and others from any liability relating to the foregoing proceedings and the Rights Agreement, (iv) the Company will release Sophia M. Shoen and others from any liability relating to the foregoing proceedings and the Rights Agreement and (v) the shares of Common Stock held by Sophia M. Shoen will be released from a stockholder agreement covering approximately 70% of the Company's Common Stock. No assurance can be given that definitive agreements will be executed or that this tentative agreement will be consummated.

      In the normal course of business, the Company is a defendant in a number of suits and claims. The Company is also a party to several administrative proceedings arising from state and local provisions that regulate the removal and/or clean-up of underground fuel storage tanks. It is the opinion of management that none of the suits, claims, or proceedings involving the Company, individually or in the aggregate, are expected to result in a material loss. See "Item 1. Business - Environmental Matters."

       ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 17, 1997, the Company held its Combined Annual Meeting of Stockholders. Prior to the meeting, the Company had not held annual meetings of stockholders for 1994, 1995 or 1996. The 1994 Annual Meeting of Stockholders was delayed as a result of litigation initiated by Paul F. Shoen in July 1994. The 1994 Annual Meeting as well as the 1995 and 1996 Annual Meetings were subsequently delayed by court order in connection with certain litigation involving the Shoen family relating to control of the Company. As of October 1, 1996, the Company was no longer subject to any restriction on its ability to hold annual meetings of stockholders.

     At the Combined Annual Meeting of Stockholders, Aubrey K. Johnson and Paul F. Shoen were elected to serve until the 1998 Annual Meeting of Stockholders; William E. Carty and Charles J. Bayer were elected to serve until the 1999 Annual Meeting of Stockholders; and Mark V. Shoen and Edward
J. Shoen were elected to serve until the 2000 Annual Meeting of Stockholders. John M. Dodds and James P. Shoen continue as directors, with terms expiring at the 1997 Annual Meeting of Stockholders.

     The following table sets forth the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes with respect to each matter voted on at the Combined Annual Meeting of
Stockholders:

   Matters Submitted           Votes      Votes     Votes    Abstentions Broker
       To a Vote               Cast       Cast     Withheld                Non-
                               For        Against                         Votes
===============================================================================

1. Election of Directors
     Aubrey K. Johnson      19,750,812     45,032      -          -           -
     Paul F. Shoen          19,590,162    118,054      -          -           -
     William E. Carty       19,759,375     45,032      -          -           -
     Charles J. Bayer       19,758,697     44,782      -          -           -
     Mark V. Shoen          19,743,851     45,683      -          -           -
     Edward J. Shoen        19,751,564     45,683      -          -           -

2. Proposal to Amend the
   Restated Articles of
   Incorporation of the
   Company                  18,875,086    245,934       -       55,289        -

3. Proposal to ratify the
   decision of the Board
   of Directors to apply
   the U-Haul Drug
   Screening Program to
   members of the Board
   of Directors
   (advisory vote only)     18,314,727    743,517       -       96,618        -

     Subsequent to the Combined Annual Meeting of Stockholders, on February 4, 1997, Mark V. Shoen resigned from the Board of Directors.
On that date, pursuant to Article III, Section 2 of the Company's By-Laws, the Board of Directors elected Richard J. Herrera, whose term expired at the Combined Annual Meeting of Stockholders, to fill the vacancy created by Mark V. Shoen's resignation.

                                  PART II

ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     As of June 20, 1997, there were approximately 2,500 holders of record of the Company's Common Stock.

     The Company's Common Stock has been traded on Nasdaq National Market (Nasdaq) since November 1994. In October 1996, the Company announced the change of its trading symbol to "UHAL" from "AMOO" to be more reflective of the majority of its operations. The following table sets forth the high and low closing prices of the common stock of AMERCO trading on Nasdaq for the periods indicated.


                                           For the Years Ended March 31,
                                  ---------------------------------------------
                                        1997                        1996
                                  ---------------------------------------------
                                  High        Low             High      Low
                                  ------------------          -----------------
      First  quarter              28 1/4      19 1/2          23 3/4     19 1/2
      Second quarter              41          21 1/2          19  3/4    14 3/4
      Third quarter               48 1/2      33 1/2          21         16 1/2
      Fourth quarter              38 1/2      24 1/2          25 1/2     17

     The Company has not declared any cash dividends to common stockholders for the two most recent fiscal years.

     The Company does not have a formal dividend policy. The Company's Board of Directors periodically considers the advisability of declaring and paying dividends in light of existing circumstances. See Note 19 of Notes to Consolidated Financial Statements in Item 8 for a discussion of certain statutory restrictions on the ability of the Company's insurance subsidiaries to pay dividends to the Company.

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

      On August 30, 1996, the Company sold 100,000 shares of its Series B Preferred Stock for a total purchase price of $100 million to Blue Ridge Investments, LLC, a subsidiary of NationsBank Corporation. Exemption from registration for this transaction was claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, regarding transactions by an issuer not involving any public offering. The Series B Preferred Stock is convertible under certain circumstances into 4,000,000 shares, subject to the Company's prior right to redeem the Series B Preferred Stock, of AMERCO's Common Stock or all of the outstanding capital stock of Picacho Peak Investment Co., a wholly-owned subsidiary of the Company.

Item 6.  Selected Financial Data.

                                                            AMERCO AND CONSOLIDATED SUBSIDIARIES
                                                               ITEM 6. SELECTED FINANCIAL DATA

                                                                 For the Years Ended March 31,
                                              -------------------------------------------------------------------
                                                  1997           1996           1995          1994           1993
                                              -------------------------------------------------------------------
                                                           (in thousands, except per share data and ratios)
Summary of Operations:
Rental, net sales and other revenue       $   1,212,079      1,150,040     1,103,367     1,011,562        939,724
Premiums and net investment income              213,024        200,238       177,733       162,151        139,465
                                              ---------      ---------     ---------     ---------      ---------
                                              1,425,103      1,350,278     1,281,100     1,173,713      1,079,189
                                              ---------      ---------     ---------     ---------      ---------

Operating and advertising expense
  and cost of sales (4)                       1,022,077        936,284       824,170       774,699        735,978
Benefits, losses and amortization of
  deferred acquisition costs                    171,254        168,363       144,303       130,168        115,969
Depreciation (5)                                 74,721         81,847       151,409       133,485        110,105
Interest expense                                 73,523         67,558        67,762        68,859         67,958
                                              ---------      ---------     ---------     ---------      ---------
                                              1,341,575      1,254,052     1,187,644     1,107,211      1,030,010
                                              ---------      ---------     ---------     ---------      ---------
Pretax earnings from operations                  83,528         96,226        93,456        66,502         49,179
Income tax expense                              (29,344)       (35,832)      (33,424)      (19,853)       (17,270)
                                              ---------      ---------     ---------     ---------      ---------
Earnings from operations before
  extraordinary loss on early
  extinguishment of debt and
  cumulative effect of change
  in accounting principle                        54,184         60,394        60,032        46,649         31,909
Extraordinary loss on early
  extinguishment of debt, net (6)                (2,319)           -             -          (3,370)           -
Cumulative effect of change in
  accounting principle, net (7)                     -              -             -          (3,095)           -
                                              ---------      ---------     ---------     ---------      ---------
Net earnings                                $    51,865         60,394        60,032        40,184         31,909
                                              =========      =========     =========     =========      =========
Earnings from operations before
  extraordinary loss on early
  extinguishment of debt and cumulative
  effect of change in accounting
  principle per common share (2) (3) (8)    $      1.44           1.33          1.23          1.06            .83
Net earnings per common share (2) (3) (8)          1.35           1.33          1.23           .89            .83
Weighted average common shares
  outstanding (2) (8)                        25,479,651     35,736,335    38,190,552    38,664,063     38,664,063
Cash dividends declared:
  Preferred stock                                16,875         12,964        12,964         4,753            -
  Common stock                                      -              -             -           3,147          1,994
Ratio of earnings to fixed charges (1)             1.64           1.89          1.87          1.64           1.45

Item 6.  continued
                                                         AMERCO AND CONSOLIDATED SUBSIDIARIES
                                                      ITEM 6. SELECTED FINANCIAL DATA, continued

                                                                 For the Years Ended March 31,
                                              --------------------------------------------------------------------
                                                  1997           1996           1995          1994           1993
                                              --------------------------------------------------------------------
                                                                           (in thousands)
Balance Sheet Data:
Total property, plant and
equipment, net                             $  1,247,066      1,316,715      1,274,246     1,174,236        989,603
Total assets                                  2,718,994      2,823,407      2,605,989     2,344,442      2,024,023
Notes and loans payable                         983,550        998,220        881,222       723,764        697,121
Stockholders' equity (8)                        602,320        649,548        686,784       651,787        479,958


(1) For  purposes  of  computing  the ratio of  earnings  to  fixed  charges,
    "earnings"  consists of pretax earnings from operations plus total  fixed charges  excluding  interest capitalized during  the  period  and  "fixed
    charges"   consists  of  interest  expense,  preferred  stock  dividends, capitalized interest, amortization of debt expense and discounts and one-
    third  of the Company's annual rental expense (which the Company believes is a reasonable approximation of the interest factor of such rentals).

(2) Reflects   the  adoption  of  Statement  of  Position  93-6,  "Employers'
    Accounting for Employee Stock Ownership Plans".

(3) For the fiscal year ended March 31, 1997, 1996, 1995 and 1994, earnings and net earnings per common share were computed after giving effect to the dividends on the Company's Series A 8 1/2% preferred stock and Series
    B floating rate stock for the fiscal year ended 1997.

(4) Reflects  the  adoption  of  Statement of Position  93-7,  "Reporting  on
    Advertising Costs" during the year ended March 31, 1996.

(5) Reflects  the  change in estimated residual value during the  year  ended
    March 31, 1996.

(6) See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

(7) Reflects the adoption of Statement of Financial Accounting Standards  No.
    106,  "Employers'  Accounting  for  Postretirement  Benefits  other  than
    Pensions".

(8) Reflects the acquisiton of treasury shares acquired pursuant to the Shoen
    Litigation  as discussed in "Item 7. Managment's Discussion and  Analysis
    of   Financial   Condition  and  Results  of  Operations  -   Stockholder
    Litigation".

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
     This   report   contains   forward  looking  statements.    Additional
written   or   oral  forward  looking  statements  may  be  made   by   the
Company   from   time   to  time  in  filings  with  the   Securities   and
Exchange   Commission  or  otherwise.   Such  forward  looking   statements
are   within   the   meaning  of  that  term  in   Section   27A   of   the
Securities  Act,  and  Section  21E  of  the  Securities  Exchange  Act  of
1934,  as  amended.   Such  statements many include,  but  not  be  limited
to,  projections  of  revenues,  income,  or  loss,  estimates  of  capital
expenditures,   plans   for  future  operations,  products   or   services,
and  financing  needs  or  plans,  as  well  as  assumptions  relating   to
the    foregoing.     The   words   "believe", "expect", "anticipate",
"estimate",   "project", and similar expressions identify forward looking statements, which speak only as of the date the statement was made.
Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.
Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. The following disclosures, as well as other statements in the Company's report and in the Notes to the Company's Consolidated Financial Statements, describe factors, among others, that could contribute to or cause such differences, or that could affect the Company's stock price.

General
     For   financial   statement  preparation,  the   Company's   insurance
subsidiaries report on a calendar year basis while the Company reports on a fiscal year basis ending March 31. Accordingly, with respect to the Company's insurance subsidiaries, any reference to the years 1996, 1995 and 1994 correspond to the Company's fiscal years  1997,  1996  and  1995, respectively.  There  have  been  no  events
related   to  such  subsidiaries  between  January  1  and  March   31   of
1997, 1996 or 1995 that would materially affect the Company's consolidated financial position or results of operations as of and for the fiscal years ended March 31, 1997, 1996 and 1995, respectively.

     Information on industry segments is incorporated by reference to "Item 8. Financial Statements and Supplementary Data - Notes 1, 19 and 20 of Notes to Consolidated Financial Statements". The
notes discuss the principles of consolidation, summarized consolidated financial information and industry segment and geographic area data, respectively. In consolidation, all intersegment premiums are eliminated and the benefits, losses and expenses are retained by the insurance companies.

Results of Operations

Fiscal Year Ended March 31, 1997 Versus Fiscal Year Ended March 31, 1996

Moving and Storage Operations
     Revenues   consist  of  total  rental  and  other  revenue   and   net
sales.

     Total rental and other revenue increased by $61.2 million, approximately 6.3%, to $1,029.2 million in fiscal 1997. The increase in net revenues resulted from growth in the rental of moving-related equipment and self-storage market, which grew in the aggregate by $40.6 million to $974.5 million, as compared to $933.9 million in fiscal 1996. Truck rental revenues growth was due to improved utilization, an increase in the fleet size and higher
average   dollars   per   transaction.   Self-storage   facilities   rental
growth was positively impacted by additional rentable square footage and higher management fees derived from storage facilities managed for others. Other revenues increased in the aggregate by $20.6 million. An increase in net gains from the sale of real property of $10.1 million was the largest contributor to the increase over the prior year for other revenues.

     Net sales revenues were $179.4 million in fiscal 1997, an increase of 3.2% as compared to fiscal 1996 net sales of $173.8 million. Revenue growth from the sale of moving support items (i.e. boxes, etc.), propane and hitches resulted in an $8.3 million increase during the year, offset by a $2.7 million decrease in revenue from gasoline sales and outside repair income.

     Cost of sales was $107.0 million in fiscal 1997, a decrease of 1.6% from $108.7 million in fiscal 1996. A contributing factor towards the decrease was a $4.9 million decrease in allowances for inventory shrinkage and other inventory adjustments. Material costs from the sale of propane and hitches increased by $3.7 million reflecting higher sales levels.

     Operating expenses increased to $898.7 million in fiscal 1997 from
$821.3 million during fiscal 1996, an increase of 9.4%.  An aggregate increase in personnel, rental equipment maintenance and rental equipment lease expense of $56.8 million contributed to the increase. Increased rental, sales and repair activity increased personnel costs. Expansion of the rental fleet and transactional growth resulted in higher rental equipment maintenance costs. Increased leasing activity resulted in higher lease expense for rental equipment. Advertising expense in fiscal 1997 declined by $7.0 million to $31.9 million from $38.9 million in fiscal 1996. This decrease reflects a one-time expense of $8.6 million recognized in fiscal 1996, due to the adoption of Statement of Position  93-7.  The Company had been deferring yellow page directory costs and amortizing the costs over the life of the directory. The Company is currently reviewing its implementation
procedures.   All other operating expense categories increased in the aggregate by $27.6 million to $232.0 million.

     Depreciation   expense  in  fiscal  1997  declined  by  $7.1   million
to $74.7 million from $81.8 million in the prior year. The decline from the prior year is due to the increase in leasing activity and the sale/leaseback of rental trailers in June 1996.

Property and Casualty
     RWIC   gross  premium  writings  for  the  year  ended  December   31,
1996   were  $167.8  million  as  compared  to  $174.2  million  in   1995.
The   rental   industry  market  accounts  for  a  significant   share   of
total   premiums,   46.5%  and  45.2%  in  1996  and  1995,   respectively.
These  writings  include  U-Haul  customers,  fleetowners  and  U-Haul   as
well as other rental industry insureds  with similar characteristics.
RWIC  continues   underwriting reinsurance via broker markets.   Premiums
in this area decreased during 1996 to $49.0 million, or 29.2% of total gross premiums, from comparable 1995 figures of $50.1 million, or
28.7%  of  total  premiums.   This decrease  can  be  primarily  attributed
to  inadequate   pricing   and  market conditions.  Premium  writings  in
selected general agency lines were 13.1% of total gross written premiums in
1996 as compared to 16.3% in 1995.   This decrease  resulted  from  a business
decision  to withdraw from  a  regional  commercial multiple peril market.
RWIC   continued   its direct multiple peril coverage of various commercial
properties and businesses during 1996. These premiums accounted for 10.7% of the total gross written premium during the year ended December 31, 1996 as compared to 9.1% during 1995.

     Net earned premiums increased $15.7 million, or 11.2%, to $156.5 million for the year ended December 31, 1996, compared with
premiums  of  $140.8  million  for  the  year  ended  December  31,   1995.
The premium increase was primarily due to increased earnings on the rental industry and direct multiple peril markets, offset by decreases in assumed broker market reinsurance and general agency lines.

     Underwriting expenses incurred were $170.8 million for the year ended December 31, 1996, an increase of $19.9 million or 13.2%
over  1995.   Comparable  underwriting  expenses  incurred  for  1995  were
$150.9 million. The increase is attributed to increased commission expense and losses incurred. Commission expense at December 1995 was reduced by $9.0 million in order to realize a guaranteed margin on a canceled general agency program with the Pace American Group
of   Companies.   Commission  expense  in  1996  includes  a  $2.0  million
allowance   for   doubtful   accounts  as  a   result   of   a   settlement
agreement with the Receiver for American Bonding Company, which provided for the return of $2.3 million of funds held as collateral. Losses incurred increased in the rental industry liability and broker market reinsurance segments, and was offset by a decrease in the general agency lines. The ratio of underwriting expenses to net earned premium was 1.09 in 1996 as compared to 1.07 in 1995.

     Net   investment  income  was  $30.6  million  for  the   year   ended
December 31, 1996, an increase of 2.2% over 1995 net investment income of $29.9 million. The marginal increase resulted from enhanced yield provided by an increased investment in preferred stock.

     Income  before  tax  expense  was $18.3 million  for  the  year  ended
December  31,  1996,  as  compared to $21.4  million  for  the  year  ended
December 31, 1995. This represents a decrease of $3.1 million, or 14.5% over 1995. Increased premium earnings and investment income were offset by a disproportionate increase in underwriting expenses as discussed above.

Life Insurance
     Premiums from Oxford's reinsurance lines before intercompany eliminations were $20.3 million for the year ended December 31,
1996, an increase of $0.9 million or 4.6% over 1995 and accounted for 73.0% of Oxford's premiums in 1996. These premiums are
primarily   from   matured  term  life  insurance  and   deferred   annuity
contracts. Increases in premiums are primarily from the anticipated increase in annuitizations as a result of the maturing of deferred annuities.

     Premiums from Oxford's direct lines before intercompany eliminations were $7.5 million in 1996, a decrease of $0.1 million or 1.3% from the prior year. This decrease in direct premium is primarily attributable to the credit life and credit accident and health business ($5.2 million in premium). Oxford's direct business related to group life and disability coverage issued to employees of the Company accounted for approximately 7.9% of premiums for the year ended December 31, 1996. Other direct lines, including the credit business, accounted for approximately 19.1% of Oxford's premiums in 1996.

     Net   investment   income   before   intercompany   eliminations   was
$18.7  million  and  $16.5  million  for  the  years  ended  December   31,
1996 and 1995, respectively. This increase is due to increasing margins on the interest sensitive business. Gains (losses) on the disposition of investments were $(0.4) million and $4.8 million for 1996 and 1995, respectively. Oxford reported $2.3 million and $6.8 million of other income for 1996 and 1995, respectively.

     Benefits and expenses incurred were $38.3 million for the year ended December 31, 1996, an increase of 1.3% over 1995. Comparable benefits and expenses incurred for 1995 were $37.8 million. This increase is primarily due to an increase in annuitizations on maturing deferred annuities, partially offset by decreases in death benefits and amortization of deferred acquisition costs.

     Operating profit before tax and intercompany eliminations decreased by $2.0 million, or approximately 15.9%, in 1996 to $10.6 million, primarily due to the realization of capital gains in 1995. The decrease in operating profit was partially offset by larger margins on Oxford's interest sensitive business in 1996.

Interest Expense
     Interest  expense  increased  by $5.9  million  to  $73.5  million  in fiscal 1997, as compared to $67.6 million in the prior year. The increase resulted from higher average debt levels during fiscal 1997.

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

Results of Operations - Consolidated Group
     As a result of the foregoing, pretax earnings from operations of $83.5 million were realized in fiscal 1997, as compared to $96.2 million for fiscal 1996. After providing for income taxes and extraordinary  loss  on  early extinguishment of  debt,  net  of  tax;  net earnings for fiscal 1997 were $51.9 million, as compared to $60.4 million for the prior year.


Fiscal Year Ended March 31, 1996 Versus Fiscal Year Ended March 31, 1995

Moving and Storage Operations
     Revenues consist of total rental and other revenue and net sales.

     Total rental and other revenue increased by $40.2 million (4.3%) to $968.0 million during fiscal 1996. The increase in net revenues results from growth in the rental of moving related equipment and self-storage facilities which increased in the aggregate by $39.2 million to $933.9 million, as compared to $894.7
million  for  fiscal  1995.   In  excess  of  53%  of  the  rental  revenue
growth was realized during the fourth quarter of fiscal 1996. Moving related rental revenues benefited from transactional growth (volume) within the rental fleet. Self-storage facilities rental growth was positively impacted by an increase in same store rents realized per rentable square foot, higher management fees derived from storage facilities managed for others and additional rentable square footage. Other revenues increased in the aggregate by $1.0 million.

     Net sales revenues were $173.8 million for fiscal 1996, an increase of approximately 2.1% from fiscal 1995 net sales of $170.2 million. Revenue growth from the sale of moving support items (i.e., boxes, etc.), hitches and propane resulted in a $9.1 million increase during the year, which was offset by a $1.2 million decrease in revenue from gasoline sales consistent with the Company's ongoing efforts to remove underground storage tanks and gradually discontinue gasoline sales. Other sales decreased by $5.2 million due to the sale of discontinued repair parts during the fourth quarter of fiscal 1995.

     Cost  of  sales  was  $108.7  million for  fiscal  1996,  an  increase of 16.2% from $93.5 million for fiscal 1995. This increase in cost of sales reflects a $7.0 million increase in material costs from the sale of moving support items, hitches and propane as a result of higher sales levels and an $8.1 million increase in allowances for inventory shrinkage and other inventory adjustments.

     Operating expenses increased to $821.3 million during fiscal 1996 from $723.9 million during fiscal 1995, an increase of 13.5%. Increased rental equipment maintenance costs of $53.6 million were related to rental fleet expansion and transactional growth. Increased personnel costs of $16.8 million were due to the increase in rental, sales and repair activity. Advertising expense increased to $38.9 million during fiscal 1996 from $29.1 million for fiscal 1995. The increase primarily reflects a one-time expense of $8.6 million recognized during the first quarter of fiscal 1996, due to the adoption of Statement of Position 93-7 which requires immediate recognition of advertising costs not qualifying as direct-response. All other operating expense categories increased in the aggregate by $17.2 million, 6.7%, to $273.5 million.

     Depreciation expense for fiscal 1996 was $81.8 million, as compared to $151.4 million for fiscal year 1995. During the third and fourth quarters of fiscal 1996, based on the Company's in-depth market analysis, the Company increased the estimated residual value of certain rental trucks. The effect of the change in estimate reduced depreciation expense for fiscal 1996 by $71.4 million ($35.7 million during the third quarter, $26.6 million during the fourth quarter for the fourth quarter change and $9.1 million during the fourth quarter for the third quarter change). The effect of the change increased net income for fiscal year 1996 by $44.4 million.

Property and Casualty
     RWIC   gross  premium  writings  for  the  year  ended  December   31,
1995 were $174.2 million as compared to $179.2 million in 1994. As in prior years, the rental industry market accounts for a significant share of total premiums, approximately 45.2% and 42.8% in 1995 and 1994, respectively. These writings include U-Haul customers, fleetowners and U-Haul as well as other rental industry insureds with similar characteristics. RWIC continues underwriting reinsurance via broker markets. Premiums in this area decreased in 1995 to $50.1 million, or 28.7% of total gross premiums, from
comparable   1994   figures   of  $58.3  million,   or   32.5%   of   total
premiums. This decrease can be primarily attributed to RWIC electing not to renew several treaties because of inadequate pricing or terms. Also contributing to the decrease was the discontinuation of a significant fronting arrangement. Premium writings in selected general agency lines were 16.3% of total gross written premiums in 1995 as compared to a 15.1% in 1994. RWIC expanded its direct business in 1995 to include multiple peril
coverage   for   a   variety  of  commercial  properties  and   businesses.
These premiums accounted for 9.1% of the total gross written premium during the year ended December 31, 1995.

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

     Underwriting expenses incurred were $150.9 million for the twelve months ended December 31, 1995, an increase of $8.8 million or 6.2% over 1994. The increase occurred in incurred loss and loss adjusting expense, offset by decreased commissions expense. The change in incurred loss and loss adjusting expense resulted from increases on general agency, rental industry liability and assumed treaty reinsurance, partially offset by improved underwriting results in other programs. The decrease in commission expense resulted from an adjustment made to realize a guaranteed margin on a canceled general agency program. The ratio of underwriting expenses to net earned premium remained the same, 1.07, in both 1995 and 1994.

     Net   investment  income  was  $29.9  million  for  the   year   ended
December 31, 1995, an increase of 3.1% over 1994 net investment income of $29.0 million. The increase is the result of favorable interest rates along with a larger portfolio due to growth in business.

     Income   before  tax  expense  was  $21.4  million  as   compared   to
$23.2  million  for  the  year  ended December  1994.   This  represents  a
decrease of $1.8 million, or 7.8% over 1994. Increased premium earnings and investment income were offset by a disproportionate increase in underwriting expenses as discussed above.

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

     Net   investment   income   before   intercompany   eliminations   was
$16.5  million  and  $14.1  million  for  the  years  ended  December   31,
1995 and 1994, respectively. This increase is due to increasing margins on the interest sensitive business. Gains on the disposition of fixed maturity investments were $4.8 million and $1.3 million for 1995 and 1994, respectively. Oxford reported $2.0 million and $1.9 million of other income for 1995 and 1994, respectively.

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

Quarterly Results
     The following table presents unaudited quarterly results for the eight quarters in the period beginning April 1, 1995 and ending March 31, 1997. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the consolidated financial statements incorporated herein by reference. The Company's U-Haul moving and storage operations are seasonal and proportionally more of the Company's revenues and net earnings from its U-Haul moving and storage operations are generated in the first and second quarters of each fiscal year (April through September). The operating results for the periods presented are not necessarily indicative of results for any future period (in thousands except per share data).

                                            Quarter Ended
                                ----------------------------------------------
                                   Jun 30      Sep 30      Dec 31      Mar 31
                                     1996        1996        1996        1997
                                ----------------------------------------------
Total revenues                 $   379,192     417,223     320,583     308,105
Earnings from operations
  before extraordinary loss
  on early extinguishment
  of debt (6)                          -        39,741      (9,538)        -
Net earnings (loss) (4) (6)         40,005      37,737      (9,853)    (16,024)
Weighted average common
  shares outstanding (2) (5)    32,015,301  27,675,192  20,359,873  21,868,241
Earnings from operations
  before extraordinary loss
  on early extinguishment
  of debt per common share (6)         -          1.29       (0.72)        -
Net earnings (loss) per
  common share (1) (2) (5) (6)        1.15        1.22       (0.74)      (0.97)


                                            Quarter Ended
                                ----------------------------------------------
                                   Jun 30      Sep 30      Dec 31      Mar 31
                                     1995        1995        1995        1996
                                ----------------------------------------------
Total revenues                 $   348,698     389,861     313,063     298,656
Net earnings (loss) (3) (4)         15,177      35,332       7,701       2,184
Weighted average common
  shares outstanding (2) (5)    37,958,426  37,931,825  36,796,961  32,554,458
Net earnings (loss) per
  common share (1) (2)                0.31        0.85        0.13       (0.04)

_______________
(1) Net earnings (loss) per common share amounts were computed after giving effect to the dividends on the Company's Preferred Stock.

(2) Reflects the adoption of Statement of Position 93-6,
    "Employers' Accounting for Employee Stock Ownership Plan".

(3) Reflects the adoption of Statement of Position 93-7, "Reporting on Advertising Costs" in the first quarter of fiscal 1996.

(4) Reflects the change in estimated residual value during the third and fourth quarters of fiscal 1996.

(5) Reflects the acquisition of treasury shares acquired pursuant to the Shoen Litigation as discussed in "Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations-Stockholder Litigation".

(6) During second quarter of fiscal 1997, the Company extinguished
    $76.3 million of debt and $86.2 million of its long-term notes originally due in fiscal 1997 through fiscal 1999. This resulted in an extraordinary loss of $2.3 million, net of tax of $1.4 million ($0.09 per share).

Liquidity and Capital Resources

Moving and Storage Operations
     To meet the needs of its customers, U-Haul must maintain a large inventory of fixed asset rental items. At March 31, 1997, net property, plant and equipment represented 68.9% of total U-Haul assets and 45.8% of consolidated assets. In fiscal 1997, capital expenditures were $203.9 million as compared to $291.1 million in fiscal 1996, reflecting expansion of the rental fleet in both periods, purchase of trucks previously leased and real property acquisitions. The capital needs required to fund these acquisitions were funded with internally generated funds from operations and the proceeds of equity, debt and lease financings.

     Cash   flows   from  operating  activities  were  $156.7  million   in
fiscal 1997, as compared to $146.6 million and $178.0 million in fiscal 1996 and 1995, respectively. The increase from the prior year is due to payoffs of mortgage receivables offset by higher operating expenses.

Property and Casualty
     Cash  flows  from  operating  activities  were  $15.0  million,  $31.0 million and $28.8 million for the years ended December 31, 1996, 1995 and 1994, respectively. The change is due to decreased unearned premium reserve, temporary increases in paid losses recoverable and due from affiliates and a smaller increase in loss and expense reserves than for the year ended December 31, 1995. These decreases in cash were offset by a decrease in accounts receivable.

     RWIC's cash and cash equivalents and short-term investment portfolio were $30.8 and $10.5 million at December 31, 1996 and 1995, respectively. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs. The balances  reflect  funds  in  transition from maturity  proceeds  to  long-
term investments, as well as funds for an investment in a Texas-based self-storage corporation, made in February 1997, in which RWIC invested $13.5 million in exchange for a 27.3% limited partnership interest. The structure of the long-term portfolio is designed to match future liability cash needs. Capital and operating budgets allow RWIC to schedule cash needs in accordance with investment and underwriting proceeds.

     RWIC maintains a diversified securities investment portfolio, primarily in bonds at varying maturity levels with 97.6% of the fixed-income securities consisting of investment grade securities. The maturity distribution is designed to provide sufficient liquidity to meet future cash needs. Current liquidity is adequate, with current invested assets equal to 99.4% of total liabilities.

     Stockholder's equity increased 2.2% from $188.2 million at December 31, 1995 to $192.3 million at December 31, 1996. RWIC considers current stockholder's equity to be adequate to support future growth and absorb unforeseen risk events. RWIC does not use
debt   or  equity  issues  to  increase  capital  and  therefore   has   no
exposure to capital market conditions. RWIC paid dividends of $6.7 million in December 1996 to its parent.

     Applicable laws and regulations of the State of Arizona require the Company's insurance subsidiaries to maintain minimum capital determined in accordance with statutory accounting
practices.   With  respect  to  RWIC, such  amount  is  $1.0  million.   In
addition,  the  amount  of  dividends that  can  be  paid  to  stockholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval.

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

     Cash provided by operating activities was $16.5 million, $9.0 million and $15.2 million for the years ended December 31, 1996, 1995 and 1994, respectively. In 1996, cash flows provided (used) by financing activities were $(10.0) million. During 1995 and 1994, cash flows provided by financing activities were $87.9 million and $1.1 million, respectively. Cash flows from deferred
annuity   sales  increase  investment  contract  deposits,  which   are   a
component of financing activities, as well as an increase in the purchase of fixed maturities which are a component of investing
activities.   In  addition  to  cash flows  from  operating  and  financing activities, a substantial amount of liquid funds is available through Oxford's short-term portfolio. At December 31, 1996 and 1995, short-term investments aggregated $4.5 million and $10.8 million, respectively. In February 1997, Oxford invested $11.0 million for a 22.2% limited partnership in a Texas-based self-
storage corporation. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

     Stockholder's  equity  of  Oxford  decreased  to  $75.3   million   in
1996   from  $106.2  million  in  1995.   During  1996,  Oxford  paid  cash
dividends of $33.9 million to its parent.

     Applicable laws and regulations of the State of Arizona require the Company's insurance subsidiaries to maintain minimum capital and surplus determined in accordance with statutory accounting practices. With respect to Oxford, such amount is $0.6
million.   In  addition,  the  amount of dividends  that  can  be  paid  to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. Statutory surplus which can be distributed as dividends without regulatory approval is zero at December 31, 1996. Any 1997 dividend requires prior regulatory approval.

Consolidated Group
     During each of the fiscal years ending March 31, 1998, 1999 and 2000, U-Haul estimates gross capital expenditures will range from $250-$300 million as a result of acquisitions for the rental fleet and self-storage locations. This level of capital expenditures, combined with an average of approximately $75 million in annual long-term debt maturities during this same period, are expected to create annual average funding needs of approximately $325-$375 million. Management estimates that U-Haul will fund between 70% and 88% with internally generated funds, including proceeds from the disposition of older trucks and other asset sales. The remainder of the required capital expenditures will be financed either through lease fundings, credit facilities, new debt placements or equity offerings.

Credit Agreements
     The Company's operations are funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes and revolving lines of credit with domestic and foreign banks. Principally to finance its fleet of trucks and trailers, the Company routinely enters into sale and leaseback transactions. As of March 31, 1997, the Company had $983.6 million in total notes and loans payable outstanding and unutilized committed lines of credit of approximately $490.0 million.

     Certain of the Company's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, maintaining certain financial ratios and placing certain additional liens on its properties and assets. At March 31, 1997, the Company was in compliance with these covenants.

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

Stockholder Litigation
     On October 1, 1996, the Company paid the last portion of a total of approximately $448.1 million to the plaintiffs (non-
management members of the Shoen family and their affiliates) in full settlement of a long-standing legal dispute involving the
Shoen family and related to control of the Company. As a result, the plaintiffs that owned AMERCO stock were required to transfer all of their shares of Common Stock to the Company. The total number of shares transferred was 18,254,976.

     An   issue  remains  regarding  whether  or  not  the  plaintiffs  are
entitled   to  statutory  post-judgment  interest  at  the  rate   of   ten
percent (10%) per year from February 21, 1995 (the date the Director-Defendants filed for protection under Chapter 11) until the judgment was satisfied. On July 19, 1996, the bankruptcy court ruled the plaintiffs are entitled to such interest. The Director-Defendants and the Company have appealed the court's decision. The Company has deposited approximately $48.2 million into an escrow account to secure payment of the disputed interest, pending final resolution of this issue (including all appeals by either side). If the interest issue is decided adversely to the Company and the Director-Defendants, the amount deposited into the escrow account will be transferred to the plaintiffs. The ultimate outcome of this issue will not have the effect of increasing or decreasing the Company's net income, but could reduce stockholders' equity.

     The Company has deducted for income tax purposes approximately $324.0 million of the payments made to the plaintiffs. While the Company believes that such income tax deductions are appropriate, there can be no assurance that such deductions ultimately will be allowed in full.

Other
     On April 1, 1995, the Company implemented Statement of Position 93 - 7, "Reporting on Advertising Costs", issued by the Accounting Standards Executive Committee in December 1993. This statement of position provides guidance on financial reporting on advertising costs in annual financial statements. Upon implementation, the Company recognized additional advertising expense of $8,647,000 for advertising costs not qualifying as direct-response. The adoption had the effect of reducing net income by $5,474,000 ($0.15 per share) for the year ended March 31, 1996. The Company is currently reviewing its implementation procedures.

     Other pronouncements issued by the Financial Accounting Standards Board adopted during the year are not material to the consolidated financial statements of the Company. Further, pronouncements with future effective dates are either not applicable or not material to the consolidated financial statements of the Company.

     The Company has conducted a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Company presently believes, with modification to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems and is not anticipated to be material to its financial position or results of operations in any given year.

Impact of Inflation
     Inflation has had no material financial effect on the Company's results of operations in the years discussed.

       ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Report of Independent Accountants and Consolidated Financial Statements of the Company, including the notes to such statements and the related schedules, are set forth on pages 30 through 81 and are hereby incorporated herein.


ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT
                   ING AND FINANCIAL DISCLOSURE

     The Registrants have had no disagreements with their independent accountant in regard to accounting and financial disclosure matters and have not changed their independent accountant during the two most recent fiscal years.


                             PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

      Information regarding (i) directors and executive officers of the Company is set forth under the captions "Election of Directors", "Executive Officers of the Company", and "Shoen Litigation" and (ii) compliance with Section 16(a) is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement") incorporated by reference into this Form 10-K Report, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended. With the exception of the foregoing information and other information specifically incorporated by reference into this report, the 1997 Proxy Statement is not being filed as a part hereof.

                 ITEM 11.  EXECUTIVE COMPENSATION

      Information regarding executive compensation is set forth under the caption "Executive Compensation" in the 1997 Proxy Statement, which information is incorporated herein by reference; provided, however, that the "Board Report on Executive Compensation" and the "Performance Graph" contained in the 1997 Proxy Statement are not incorporated by reference herein.

        ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                       OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement, which information is incorporated herein by reference.

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information regarding certain relationships and related transactions of management is set forth under the captions "Certain Relationships and Related Transactions" and "Shoen Litigation" in the 1997 Proxy Statement, which information is incorporated herein by reference.

                              PART IV

       ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                        REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:
                                                           Page No.
                                                           --------
   1.  Financial Statements

       Report of Independent Accountants                      30
       Consolidated Balance Sheets -
         March 31, 1997 and 1996                              31
       Consolidated Statements of Earnings -
         Years ended March 31, 1997, 1996 and 1995            33
       Consolidated Statements of Changes in Stockholders'
         Equity - Years ended March 31, 1997, 1996 and 1995 34 Consolidated Statements of Cash Flows - Years ended
         March 31, 1997, 1996 and 1995                        36
       Notes to Consolidated Financial Statements             38

   2.  Additional Information

       Summary of Earnings of Independent Trailer Fleets      74
       Notes to Summary of Earnings of Independent
         Trailer Fleets                                       75

   3. Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 14

       Condensed Financial Information of Registrant --
         Schedule I                                           77
       Supplemental Information (For Property-Casualty
         Insurance Underwriters) -- Schedule V                81

     All other schedules are omitted as the required information is not applicable or the information is presented in the financial statements or related notes thereto.

(b) No report on Form 8-K has been filed during the last quarter of the period covered by this report.

(c)  Exhibits

       Exhibit No.              Description
       -----------              -----------
          2.1     Order Confirming Plan (1)
          2.2     Second Amended and Restated Debtor's Plan of
                    Reorganization Proposed by Edward J. Shoen (1)
          3.1     Restated Articles of Incorporation (2)
          3.2     Restated By-Laws of AMERCO as of August 27, 1996 (3)
          4.1     Debt Securities Indenture (1)
          4.2     First Supplemental Indenture, Dated as of May 6, 1996 (4)
          4.3     Stockholders Rights Plan (5)
          4.4     AMERCO Stock Option and Incentive Plan(5)
         10.1     AMERCO Employee Savings, Profit Sharing and
                    Employee Stock Ownership Plan (5)
         10.2     U-Haul Dealership Contract (5)
         10.3     Share Repurchase and Registration Rights Agreement (5)
         10.4     Share Repurchase and Registration Rights Agreement (5)
         10.5     ESOP Loan Credit Agreement (6)
         10.6     ESOP Loan Agreement (6)
         10.7     Trust Agreement for the AMERCO Employee Savings,
                    Profit Sharing and Employee Stock Ownership Plan(6)
         10.8     Amended Indemnification Agreement (6)
         10.9     Indemnification Trust Agreement (6)
         10.10    Promissory Note between SAC Holding Corporation
                    and a subsidiary of AMERCO
         10.11    Promissory Notes between Four SAC Self-Storage Corporation and a subsidiary of AMERCO
         10.12    Management Agreement between Three SAC Self-Storage
                    Corporation and a subsidiary of AMERCO
         10.13    Management Agreement between Four SAC Self-Storage
                    Corporation and a subsidiary of AMERCO
         10.14    Settlement Agreement, dated September 19, 1995, among
                    Mary Anna Shoen Eaton, Maran, Inc., Edward J. Shoen,
                    James P. Shoen, Aubrey K. Johnson, John M. Dodds,
                    William E. Carty and AMERCO(8)
         10.15    Full and Final Release of All Claims, dated September 19,
                    1995, executed by Maran, Inc., Mary Anna Shoen Eaton and Timothy Eaton (8)
         10.16    Full and Final Release of All Claims, dated September 19,
                    1995, executed by AMERCO, Edward J. Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds and William E. Carty (8)
         10.17    Stock Purchase Agreement, dated September 19, 1995 among
                    Mary Anna Shoen Eaton, Maran, Inc., Edward J. Shoen,
                    James P. Shoen, Aubrey K. Johnson, John M. Dodds and William E. Carty (8)
         10.18    Agreement, dated October 17, 1995, among AMERCO,
                    Edward J. Shoen, James P. Shoen, Aubrey K. Johnson,
                    John M. Dodds and William E. Carty (8)
         10.19    Directors' Release, dated October 17, 1995, executed by
                    Edward J. Shoen, James P. Shoen, Aubrey K. Johnson,
                    John M. Dodds and William E. Carty in favor of AMERCO (8)
         10.20    AMERCO Release, dated October 17, 1995, executed by AMERCO in favor of Edward J. Shoen, James P. Shoen,
                    Aubrey K. Johnson, John M. Dodds and William E. Carty (8)
         10.21    Settlement Agreement with Paul F. Shoen (9)
         10.22    Series B Preferred Stock Purchase Agreement, dated as of
                    August 30, 1996 (3)
         10.23    Side Agreement, dated as of October 29, 1996(3)
         10.24    Settlement Agreement, dated October 15, 1996 between
                    L.S. Shoen and AMERCO
         12       Statements Re: Computation of Ratios
         21       Subsidiaries of AMERCO

c.  Exhibits, continued
         23       Consent of Independent Accountants
         27       Financial Data Schedule


________________

(1) Incorporated by reference to the Company's Registration Statement on Form S-3, Registration no. 333-1195.
(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, file no. 0-7862.
(3) Incorporated by reference to the Company Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file no. 0-7862.
(4) Incorporated by reference to the Company's Current Report on Form 8-K, dated May 6, 1996.
(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 1993, file no. 0-7862.
(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 1990, file no. 0-7862.
(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, file no. 0-7862.
(8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, file no. 0-7862.
(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 1995, file no. 0-7862.

                  REPORT OF INDEPENDENT ACCOUNTANTS
                  ---------------------------------



To the Board of Directors
and Stockholders of AMERCO


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (3) on page 27 present fairly, in all material respects, the financial position of AMERCO and its subsidiaries at March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for advertising costs in fiscal 1996.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Summary of Earnings of Independent Trailer Fleets included on pages 74 through 76 of this Form 10-K is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




PRICE WATERHOUSE LLP

Phoenix, Arizona
June 23, 1997

                AMERCO AND CONSOLIDATED SUBSIDIARIES

                     Consolidated Balance Sheets

                              March 31,


             Assets                                  1997        1996
                                                 ---------------------
                                                      (in thousands)

Cash and cash equivalents                      $    41,752      31,168
Receivables                                        238,523     340,564
Inventories                                         65,794      45,891
Prepaid expenses                                    17,264      16,415
Investments, fixed maturities                      859,694     879,702
Investments, other                                 127,306     126,555
Deferred policy acquisition costs                   48,598      49,995
Other assets                                        72,997      16,402
                                                 ---------------------

Property, plant and equipment, at cost:
   Land                                            209,803     212,593
   Buildings and improvements                      814,744     769,380
   Furniture and equipment                         199,126     188,734
   Rental trailers and other rental
     equipment                                     148,807     256,411
   Rental trucks                                   947,911     968,131
   General rental items                             21,600      24,197
                                                 ---------------------
                                                 2,341,991   2,419,446
   Less accumulated depreciation                 1,094,925   1,102,731
                                                 ---------------------

     Total property, plant and equipment         1,247,066   1,316,715
                                                 ---------------------
































                                               $ 2,718,994   2,823,407
                                                 =====================

The accompanying notes are an integral part of these consolidated financial statements.

Liabilities and Stockholders' Equity                 1997        1996
                                                 ---------------------
                                                      (in thousands)
Liabilities:
   Accounts payable and accrued
     expenses                                  $   131,099     151,754
   Notes and loans                                 983,550     998,220
   Policy benefits and losses, claims
     and loss expenses payable                     469,134     483,561
   Liabilities from premium deposits               433,397     410,787
   Cash overdraft                                   23,606      32,159
   Other policyholders' funds and
     liabilities                                    30,966      25,713
   Deferred income                                  35,247       2,926
   Deferred income taxes                             9,675      68,739
                                                 ---------------------

Stockholders' equity:
   Serial preferred stock, with or
     without par value, 50,000,000
     shares authorized -
     Series A preferred stock, with no par
        value, 6,100,000 shares authorized;
        6,100,000 shares issued and
        outstanding as of March 31, 1997
        and 1996                                       -           -
     Series B preferred stock, with no par
        value, 100,000 shares authorized;
        100,000 shares issued and
        outstanding as of March 31, 1997,
        none issued and outstanding as of
        March 31, 1996                                 -           -
   Serial common stock, with or without
     par value, 150,000,000 shares
     authorized -
     Series A common stock of $0.25 par
        value, 10,000,000 shares
        authorized; 5,762,495 shares
        issued as of March 31, 1997 and 1996         1,441       1,441
   Common stock of $0.25 par value,
     150,000,000 shares authorized;
     36,487,505 and 34,237,505 shares
     issued as of March 31, 1997 and
     1996, respectively                              9,122       8,559
   Additional paid-in capital                      337,933     165,756
   Foreign currency translation
     adjustment                                    (14,133)    (11,877)
   Unrealized gain on investments                    4,411      11,097
   Retained earnings                               644,009     609,019
                                                 ---------------------
                                                   982,783     783,995
   Less:
     Cost of common shares in treasury, net
      (19,635,913 and 7,209,077 shares
      as of March 31, 1997 and 1996,
      respectively)                                359,723     111,118
     Unearned employee stock
       ownership plan shares                        20,740      23,329
                                                 ---------------------
          Total stockholders' equity               602,320     649,548

Contingent liabilities and commitments
                                                 ---------------------


                                               $ 2,718,994   2,823,407
                                                 =====================

The accompanying notes are an integral part of these consolidated financial statements.

                AMERCO AND CONSOLIDATED SUBSIDIARIES

                 Consolidated Statements of Earnings

                        Years ended March 31,

                                             1997        1996        1995
                                        ----------------------------------
                                       (in thousands except per share data)
Revenues
  Rental and other revenue            $  1,032,697     976,234     933,163
  Net sales                                179,382     173,806     170,204
  Premiums                                 163,603     154,249     135,648
  Net investment income                     49,421      45,989      42,085
                                        ----------------------------------
       Total revenues                    1,425,103   1,350,278   1,281,100

Costs and expenses
  Operating expense                        915,102     827,622     730,685
  Cost of sales                            106,975     108,662      93,485
  Benefits and losses                      154,761     151,232     133,407
  Amortization of deferred
    acquisition costs                       16,493      17,131      10,896
  Depreciation                              74,721      81,847     151,409
  Interest expense                          73,523      67,558      67,762
                                        ----------------------------------
      Total costs and
      expenses                           1,341,575   1,254,052   1,187,644

Pretax earnings
  from operations                           83,528      96,226      93,456
Income tax expense                         (29,344)    (35,832)    (33,424)
                                        ----------------------------------
Earnings from operations before
  extraordinary loss on early
  extinguishment of debt                    54,184      60,394      60,032
Extraordinary loss on early
  extinguishment of debt, net               (2,319)        -           -
                                        ----------------------------------
      Net earnings                    $     51,865      60,394      60,032
                                        ==================================

Earnings per common share:
  Earnings from operations
    before extraordinary loss
    on early extinguishment of
    debt                              $       1.44        1.33        1.23
  Extraordinary loss on early
    extinguishment of debt, net              (0.09)        -           -
                                        ----------------------------------
      Net earnings                    $       1.35        1.33        1.23
                                        ==================================

Weighted average common
  shares outstanding                    25,479,651  35,736,335  38,190,552
                                        ==================================


The accompanying notes are an integral part of these consolidated financial statements.

                AMERCO AND CONSOLIDATED SUBSIDIARIES

     Consolidated Statements of Changes in Stockholders' Equity

                        Years ended March 31,

                                          1997      1996      1995
                                        ---------------------------
                                               (in thousands)
Series A common stock of $0.25 par
  value:  10,000,000 shares
  authorized, 5,762,495 shares issued
  in 1997, 1996 and 1995
    Beginning of year                 $   1,441     1,441     1,438
      Exchange for Series A common
        stock                               -         -         871
      Exchange for common stock             -         -        (868)
                                        ---------------------------
    End of year                           1,441     1,441     1,441
                                        ---------------------------

Common stock of $0.25 par value:
  150,000,000 shares authorized in
  1997, 1996 and 1995, 36,487,505
  shares issued in 1997, 34,237,505
  in 1996 and 1995
    Beginning of year                     8,559     8,559     8,562
      Issuance of common stock              563       -         -
      Exchange for Series A common
        stock                               -         -        (871)
      Exchange for common stock             -         -         868
                                        ---------------------------
    End of year                           9,122     8,559     8,559
                                        ---------------------------

Additional paid-in capital:
    Beginning of year                   165,756   165,675   165,651
      Issuance of preferred stock        98,546       -         -
      Issuance of common stock           73,146       -         -
      Issuance of common shares under
        leveraged employee stock
        ownership plan                      485        81        24
                                        ---------------------------
    End of year                         337,933   165,756   165,675
                                        ---------------------------

Foreign currency translation:
    Beginning of year                   (11,877)  (12,435)  (11,152)
      Change during year                 (2,256)      558    (1,283)
                                        ---------------------------

    End of year                         (14,133)  (11,877)  (12,435)
                                        ---------------------------

Unrealized gain (loss) on
  investments:
    Beginning of year                    11,097    (6,483)      679
      Change during year                 (6,686)   17,580    (7,162)
                                        ---------------------------

    End of year                           4,411    11,097    (6,483)
                                        ---------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                AMERCO AND CONSOLIDATED SUBSIDIARIES

     Consolidated Statements of Changes in Stockholders' Equity,
                              continued

                        Years ended March 31,


                                          1997      1996      1995
                                        ---------------------------
                                               (in thousands)
Retained earnings:
    Beginning of year                   609,019   561,589   514,521
      Net earnings                       51,865    60,394    60,032
      Preferred stock dividends paid:
        Series A ($2.13 per share for
          1997, 1996 and 1995)          (12,964)  (12,964)  (12,964)
        Series B ($39.11 per share
          for 1997)                      (3,911)     -         -
                                        ---------------------------

    End of year                         644,009   609,019   561,589
                                        ---------------------------

Less Treasury stock:
    Beginning of year                   111,118    10,461    10,461
      Net increase (12,426,836 shares
      in 1997, 5,873,140 shares in
      1996)                             248,605   100,657       -
                                        ---------------------------

    End of year                         359,723   111,118    10,461
                                        ---------------------------

Less Unearned employee stock
  ownership plan shares:
    Beginning of year                    23,329    21,101    17,451
      Increase in loan                        2     4,576     5,672
      Repayments from loan               (2,591)   (2,348)   (2,022)
                                        ---------------------------

    End of year                          20,740    23,329    21,101
                                        ---------------------------

Total stockholders' equity            $ 602,320   649,548   686,784
                                        ===========================


The accompanying notes are an integral part of these consolidated financial statements.

                AMERCO AND CONSOLIDATED SUBSIDIARIES

                Consolidated Statements of Cash Flows

                        Years ended March 31,


                                         1997      1996      1995
                                      ----------------------------
                                              (in thousands)
Cash flows from operating
  activities:
Net earnings                        $   51,865    60,394    60,032
  Depreciation and amortization         94,364   102,427   163,890
  Provision for losses on accounts
    receivable                           3,465     4,492     4,958
  Net (gain) loss on sale of real
    and personal property               (7,979)    2,142    (3,390)
  Gain on sale of investments             (728)   (5,172)     (868)
  Changes in policy liabilities
    and accruals                          (403)   20,010    32,489
  Additions to deferred policy
    acquisition costs                  (13,065)  (21,507)  (12,119)
  Net change in other operating
    assets and liabilities              60,662    24,056   (22,848)
                                      ----------------------------
Net cash provided by operating
  activities                           188,181   186,842   222,144

Cash flows from investing
  activities:
  Purchases of investments:
    Property, plant and equipment     (203,943) (291,057) (434,992)
    Fixed maturities                  (189,763) (332,155) (186,000)
    Preferred stock                    (10,875)      -         -
    Real estate                            -      (8,127)  (11,576)
    Mortgage loans                     (38,339)  (10,560) (107,571)
  Proceeds from sales of
    investments:
    Property, plant and equipment      240,787   165,490   185,098
    Fixed maturities                   206,995   190,846   192,428
    Preferred stock                         59       -         -
    Real estate                            934     2,749       927
    Mortgage loans                      38,906    29,447    18,535
  Changes in other investments           5,402     9,169   (12,327)
                                      -----------------------------
Net cash provided (used) by
  investing activities                  50,163  (244,198) (355,478)






The accompanying notes are an integral part of these consolidated financial statements.

                AMERCO AND CONSOLIDATED SUBSIDIARIES

                        Years ended March 31,


                                         1997      1996      1995
                                      ----------------------------
                                              (in thousands)
Cash flows from financing
  activities:
  Net change in short-term
    borrowings                        (347,000)   84,500   178,750
  Proceeds from notes                  562,300   140,141    68,845
  Debt issuance costs                   (6,240)   (1,663)   (1,422)
  Loan to leveraged Employee Stock
    Ownership Plan                          (2)   (4,576)   (5,672)
  Repayments from leveraged Employee
    Stock Ownership Plan loan            2,591     2,348     2,022
  Principal payments on notes         (229,970) (107,643)  (90,137)
  Issuance of preferred stock           98,546       -         -
  Issuance of common stock              73,709       -         -
  Extraordinary loss on early
    extinguishment of debt, net         (2,319)      -         -
  Net change in cash overdraft          (8,553)      796     4,804
  Preferred stock dividends paid       (16,875)  (12,964)  (12,964)
  Treasury stock acquisitions, net    (248,605) (100,657)      -
  Deferred tax-treasury stock          (80,997)  (34,938)      -
  Investment contract deposits          81,678   163,423    65,386
  Investment contract withdrawals      (57,789)  (75,529)  (59,434)
  Escrow deposit                       (48,234)      -         -
                                      ----------------------------

Net cash provided (used) by
  financing activities                (227,760)   53,238   150,178
                                      ----------------------------

Increase (decrease) in cash
  and cash equivalents                  10,584    (4,118)   16,844
Cash and cash equivalents at
  beginning of year                     31,168    35,286    18,442
                                      ----------------------------
Cash and cash equivalents at
  end of year                       $   41,752    31,168    35,286
                                      ============================










The accompanying notes are an integral part of these consolidated financial statements.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
     AMERCO, a Nevada corporation (the Company), is the holding company for U-Haul International, Inc. (U-Haul), Amerco Real Estate
Company (AREC), Republic Western Insurance Company (RWIC) and Oxford Life Insurance Company (Oxford). All references to a fiscal year refer to the Company's fiscal year ended March 31 of that year.

PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of the parent corporation, AMERCO, and its subsidiaries, all of which are wholly-owned. All material intercompany accounts and transactions of AMERCO and its subsidiaries have been eliminated.

     The operating results and financial position of AMERCO's consolidated insurance operations are determined as of December 31 of each year. There were no effects related to intervening events between January 1 and March 31 of 1997, 1996 or 1995 that would materially affect the consolidated financial position or results of operations for the financial statements presented herein. See Note 19 of Notes to Consolidated Financial Statements for additional information regarding the insurance subsidiaries.

DESCRIPTION OF BUSINESS
     Moving and self-storage operations consist of the rental of trucks, automobile-type trailers and self-storage space to the do-it-yourself mover under the registered tradename U-Haulr throughout the United States and Canada. Additionally, the Company sells related products (such as boxes, tape and packaging materials). AREC owns the majority of the Company's real estate assets, including the Company's Center and Storage locations. AREC has responsibility for actively marketing properties available for sale or lease. AREC is also responsible for managing any environmental risks associated with the Company's real estate.

     RWIC originates and reinsures property and casualty type insurance products for various market participants, including independent third parties, the Company's customers and the Company. RWIC's principal strategy is to capitalize on its knowledge of insurance products aimed at the moving and rental markets.

     Oxford originates and reinsures life, health and annuity type insurance products and administers the Company's self-insured employee health plan.

     RWIC and Oxford have been consolidated on the basis of calendar years ended December 31. Accordingly, all references to the years 1996, 1995 and 1994 correspond to the Company's fiscal years 1997, 1996 and 1995, respectively.

FOREIGN CURRENCY
     The consolidated financial statements include the accounts of U-Haul Co. (Canada) Ltd., a subsidiary of the Company.

     Assets and liabilities, denominated in currencies other than U.S. dollars, are translated to U.S. dollars at the exchange rate as of the balance sheet date. Income and expense amounts are translated at the average exchange rate during the fiscal year. The related translation gains or losses are included as a separate component of shareholders' equity.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

ACCOUNTING ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
     The   Company  considers  liquid  investments  with  an  original maturity of three months or less to be cash equivalents.

RECEIVABLES
     Accounts receivable of RWIC and Oxford include premiums and agents' balances due, net of commissions payable and amounts due from ceding reinsurers. Accounts receivable of RWIC and Oxford are reduced by amounts considered by management to be uncollectible. Accounts receivable of the Company's moving and storage subsidiaries include mortgage and other notes receivable and trade accounts receivable. Accounts receivable are reduced by amounts considered by management to be uncollectible based on historical collection loss experience and a review of the current status of existing receivables by the Company's rental subsidiaries.

INVENTORIES
     Inventories are primarily valued at the lower of cost or market. Cost is determined using the LIFO (last-in, first-out) method.

INVESTMENTS
     Fixed maturities consist of bonds and redeemable preferred stocks which are classified as held-to-maturity or available-for-sale. Fixed maturity investments classified as held-to-maturity are recorded at cost adjusted for the amortization of premiums or accretion of discounts while those classified as available-for-sale are recorded at fair value with unrealized gains or losses reported on a net basis as a separate component of shareholders' equity. Gains and losses on the sale of securities classified as available-for-sale are reported as a component of revenues using the specific identification method. The Company does not currently maintain a trading portfolio. Mortgage loans on real estate held by the insurance subsidiaries are carried at unpaid balances, net of allowance for possible losses and any unamortized premium or discount. Real estate is carried at cost less accumulated depreciation. Policy loans are carried at their unpaid balance. Impaired securities are written down to fair value which becomes the new cost basis. Fair values for investments are based on quoted market prices or dealer quotes.

     Short-term investments consist of other securities scheduled to mature within one year of their acquisition date. See Note 4 of Notes to Consolidated Financial Statements.

     Interest on bonds and mortgage loans is recognized when earned. Dividends on common and redeemable preferred stocks are recognized on ex-dividend dates. Realized gains and losses on the sale of investments are recognized at the trade date and included in revenues using the specific identification method.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

DEFERRED POLICY ACQUISITION COSTS
     Commissions and other costs incurred in acquiring traditional life insurance, interest sensitive annuity contracts, accident and health insurance and property-casualty insurance, which vary with and are primarily related to the production of new business, have been deferred.

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

     Credit and health acquisition costs are deferred and amortized over the term of the contracts in relation to premiums earned.

     Acquisition costs for annuity contracts are being amortized over the lives of the contracts in relation to the present value of estimated gross profits from surrender charges and investment, mortality and expense margins.

     Property-casualty  acquisition  costs  are  amortized  over   the
related contract period which generally does not exceed one year.

PROPERTY, PLANT AND EQUIPMENT
     Property,  plant  and  equipment are  carried  at  cost  and  are depreciated on the straight-line and accelerated methods over the estimated useful lives of the assets. Maintenance is charged to operating expenses as incurred, while renewals and betterments are capitalized. Major overhaul costs are amortized over the estimated period benefited. Gains and losses on dispositions are included in other revenue when realized. Interest costs incurred as part of the initial construction of assets are capitalized. Interest expense of $3,430,000, $1,807,000 and $1,727,000 was capitalized in the years ended 1997, 1996 and 1995, respectively.

     During fiscal 1996, based on an in-depth market analysis, the Company increased the estimated salvage value of certain rental trucks. The effect of the change increased net income for the year ended March 31, 1996 by $44,373,000 ($1.24 per share).

     Certain recoverable environmental costs related to the removal of underground storage tanks or related contamination are capitalized and depreciated over the estimated useful lives of the properties. The capitalized costs improve the safety or efficiency of the property as compared to when the property was originally acquired or are incurred in preparing the property for sale.

     At March 31, 1997, the book value of the Company's real estate that is no longer necessary for use in the Company's current operations, and available for sale/lease, was approximately $32,682,000. Such properties available for sale are carried at cost, less accumulated depreciation, which is less than or approximate to fair value.

FINANCIAL INSTRUMENTS
     The Company enters into interest rate swap agreements to reduce its interest rate exposure; the Company does not use the agreements for trading purposes. Amounts to be paid or received under the agreements are accrued. Although the Company is exposed to credit loss for the interest rate differential in the event of nonperformance by the counterparties to the agreements, it does not anticipate nonperformance by the counterparties.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

     The Company has mortgage receivables which potentially expose the Company to credit risk. The portfolio of notes is principally collateralized by mini-warehouse storage facilities and other residential and commercial properties. The Company has not experienced losses related to the notes from individual notes or groups of notes in any particular industry or geographic area. The estimated fair values were determined using the discounted cash flow method, using interest rates currently offered for similar loans to borrowers with similar credit ratings.

Fair value summary of mortgage receivables:

                                            March        31,
                             -----------------------------------------------
                                      1997                     1996
                             -----------------------------------------------
                             Book        Estimated     Book       Estimated
                             value       fair value    value      fair value
                             -----------------------------------------------
                                              (in thousands)

Mortgage receivables       $  58,682       66,484      154,736      157,867
                             ===============================================

     Other financial instruments that are subject to fair value disclosure requirements are carried in the financial statements at amounts that approximate fair value, unless elsewhere disclosed. See Notes 4 and 5 of Notes to Consolidated Financial Statements.

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

POLICY BENEFITS RESERVES, UNPAID LOSSES AND LOSS EXPENSES
     Liabilities for policy benefits payable on traditional life and certain annuity policies are established in amounts adequate to meet estimated future obligations on policies in force. These liabilities are computed using the net level premium method and include mortality and withdrawal assumptions which are based upon recognized actuarial tables and contain margins for adverse deviation. At December 31, 1996, interest assumptions used to compute policy benefits payable range from 2.5% to 12.8%.

     With respect to annuity policies accounted for as investment contracts, the liability for investment contract deposits consists of policy account balances that accrue to the benefit of the policyholders, excluding surrender charges. Fair value of investment contract deposits were $399,953,000 and $380,774,000 at December 31, 1996 and 1995, respectively.

     Liabilities for accident and health and other policy claims and benefits payable represent estimates of payments to be made on insurance claims for reported losses and estimates of losses incurred but not yet reported. These estimates are based on past claims experience and consider current claim trends as well as social and economic conditions.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

RENTAL AND OTHER REVENUE
     The Company recognizes its share of rental revenue less commission on the accrual basis pursuant to contractual arrangements between AMERCO and it's fleet owners, rental dealers and customers. See Note 9 of Notes to Consolidated Financial Statements for further discussion.

PREMIUM REVENUE
     Accident and health, credit life and health and property-casualty gross premiums are earned on a pro rata basis over the term of the related contracts. The portion of premiums not earned at the end of the period is recorded as unearned premiums. Traditional life and annuity premiums are recognized as revenue when due from policyholders. Revenue for annuity policies accounted for as investment contracts consist of investment margins and surrender charges that have been assessed against policy account balances during the period.

REINSURANCE
     Reinsurance premiums, commissions and expense reimbursements related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies have been reported as a reduction of premium income. Assets and liabilities relating to reinsured contracts are reported gross of the effects of reinsurance. See also "Policy Benefits Reserves, Unpaid Losses and Loss Expenses" above.

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

NEW ACCOUNTING STANDARDS
     On April 1, 1995, the Company implemented Statement of Position 93-7, "Reporting on Advertising Costs", issued by the Accounting Standards Executive Committee in December 1993. This statement of position provides guidance on financial reporting on advertising costs in annual financial statements. Upon implementation, the Company recognized additional advertising expense of $8,647,000 for advertising costs not qualifying as direct-response. The adoption had the effect of reducing net income by $5,474,000 ($0.15 per share) for the year ended March 31, 1996. The Company is currently reviewing its implementation procedures.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

     Other pronouncements issued by the Financial Accounting Standards Board adopted during the year are not material to the consolidated financial statements of the Company. Further, pronouncements with future effective dates are either not applicable or not material to the consolidated financial statements of the Company.

EARNINGS PER SHARE
     Earnings per common share are computed by dividing net earnings after deduction of preferred stock dividends by the weighted average number of common shares outstanding, excluding shares of the employee stock ownership plan that have not been committed to be released. Preferred dividends include undeclared or unpaid dividends of the Company. See Notes 6 and 7 of Notes to Consolidated Financial Statements for further discussion.

FINANCIAL STATEMENT PRESENTATION
     Certain   reclassifications  have  been  made  to  the  financial
statements for the years ended 1996 and 1995 to conform with the current year's presentation.

2.  RECEIVABLES

     A summary of receivables follows:

                                                     March 31,
                                               --------------------
                                                 1997        1996
                                               --------------------
                                                   (in thousands)

      Trade accounts receivable              $  15,273      16,885
      Mortgage and note receivables,
        net of discount                         39,806      54,802
      Note receivable and accrued interest
        from SAC Holding Corporation
        and its subsidiaries                    46,690     105,327
      Premiums and agents' balances
        in course of collection                 28,307      38,345
      Reinsurance recoverable                   73,069      83,261
      Accrued investment income                 14,308      15,243
      Independent dealer receivable              6,995      11,189
      Other receivables                         16,457      18,800
                                               --------------------
                                               240,905     343,852
      Less allowance for doubtful accounts       2,382       3,288
                                               --------------------

                                             $ 238,523     340,564
                                               ====================

     During fiscal 1997, a subsidiary of the Company held various senior and junior notes with SAC Holding Corporation and its subsidiaries (SAC Holdings). The voting common stock of SAC Holdings is held by Mark V. Shoen, a major stockholder of the Company.

     The Company's subsidiary received principal payments of $436,000 and interest payments of $6,281,000 from SAC Holdings during fiscal 1997. The note receivable balance outstanding at March 31, 1997 was, in the aggregate, $46,690,000 bearing interest rates ranging from 8.37% to 13.0%.

     On June 27, 1996, the Company's subsidiary received $83,565,000 when a senior note from SAC Holdings was sold to an outside party.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

2.  RECEIVABLES, continued

     During fiscal 1997, a subsidiary of the Company funded the purchase of thirty-seven properties by SAC Holdings for approximately $43,125,000. Seven of the properties were purchased from the Company at a purchase price equal to the Company's acquisition cost plus capitalized costs. In March 1997, SAC Holdings sold ten of the properties to an outside party and reduced the Company's receivable at the time by $18,082,000.

     The Company currently manages the properties owned by SAC Holdings pursuant to a management agreement, under which the Company receives a management fee equal to 6% of the gross receipts from the properties. The Company received management fees of $1,632,000 during fiscal 1997. The management fee percentage is consistent with the fees received by the Company for other properties managed by the Company.

     Management   believes   that  the  foregoing   transactions   were
consummated on terms equivalent to those that prevail in arm's-length transactions.

3.  INVENTORIES

     A summary of inventory components follows:

                                                     March 31,
                                               --------------------
                                                 1997         1996
                                               --------------------
                                                   (in thousands)
      Truck and trailer parts
        and accessories                      $  40,936       23,609
      Moving aids and promotional items         10,508        9,488
      Hitches and towing components             14,348       12,756
      Other                                          2           38
                                               --------------------

                                             $  65,794       45,891
                                               ====================

     Certain general and administrative expenses are allocated to ending inventories. Such costs remaining in inventory at fiscal years ended 1997, 1996 and 1995 are estimated at $7,568,000, $6,773,000 and
$6,848,000, respectively. For the fiscal years ended March 31, 1997, 1996 and 1995, aggregate general and administrative costs were $511,473,000, $439,122,000 and $410,497,000, respectively.

     LIFO inventories, which represent approximately 98% and 97% of total inventories at March 31, 1997 and 1996, respectively, would have been $4,611,000 and $4,166,000 greater at March 31, 1997 and 1996, respectively, if the consolidated group had used the FIFO method.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

4.  INVESTMENTS

     Major  categories  of  net  investment  income  consist  of   the
following:

                                        Year ended December 31,
                                     ----------------------------
                                      1996       1995       1994
                                     ----------------------------
                                            (in thousands)

      Fixed maturities             $ 65,680     59,992     53,236
      Real estate                       279        727        223
      Policy loans                      519        554        604
      Mortgage loans                  7,193      7,887      5,338
      Short-term, amounts held by
        ceding reinsurers, net and
        other investments             1,499      1,601      2,064
                                     ----------------------------

      Investment income              75,170     70,761     61,465

      Less investment expenses       25,749     24,772     19,380
                                     ----------------------------

      Net investment income        $ 49,421     45,989     42,085
                                     ============================

     A comparison of amortized cost to estimated fair value for fixed maturities is as follows:

December 31, 1996
-----------------    Par Value               Gross       Gross    Estimated
Consolidated         or number  Amortized  unrealized  unrealized   market
Held-to-Maturity     of shares     cost      gains       losses      value
                     ------------------------------------------------------
                                          (in thousands)
U.S. treasury
  securities
  and government
  obligations        $  18,680  $  18,571      1,239        (24)    19,786
U.S. government
  agency mortgage-
  backed securities  $  50,465     50,171        528     (1,914)    48,785
Obligations of
  states and
  political
  subdivisions       $  30,135     29,920      1,242        (21)    31,141
Corporate
  securities         $ 170,180    174,469      3,795     (1,782)   176,482
Mortgage-backed
  securities         $ 109,962    108,476      1,565     (1,783)   108,258
Redeemable preferred
  stocks                   929     26,768        421       (257)    26,932
                                  ----------------------------------------

                                  408,375      8,790     (5,781)   411,384
                                  ----------------------------------------

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

4.  INVESTMENTS, continued

December 31, 1996
-----------------    Par Value               Gross       Gross    Estimated
Consolidated         or number  Amortized  unrealized  unrealized   market
Available-for-Sale   of shares     cost      gains       losses      value
                     ------------------------------------------------------
                                          (in thousands)
U.S. treasury
  securities and
  government
  obligations        $  11,685  $  11,771        964          -     12,735
U.S. government
  agency mortgage-
  backed securities  $  26,085     25,575        331        (119)   25,787
Obligations of
  states and
  political
  subdivisions       $  11,900     12,085        558         (95)   12,548
Corporate
  securities         $ 307,711    311,335      7,359      (2,633)  316,061
Mortgage-backed
  securities         $  72,371     72,208      1,542        (560)   73,190
Redeemable preferred
  stocks                   436     10,815        202         (19)   10,998
                                  ----------------------------------------
                                  443,789     10,956      (3,426)  451,319
                                  ----------------------------------------
       Total                    $ 852,164     19,746      (9,207)  862,703
                                  ========================================

December 31, 1995
-----------------    Par Value               Gross       Gross    Estimated
Consolidated         or number  Amortized  unrealized  unrealized   market
Held-to-Maturity     of shares     cost      gains       losses      value
                     ------------------------------------------------------
                                          (in thousands)
U.S. treasury
  securities
  and government
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
                                  ----------------------------------------

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

4.  INVESTMENTS, continued

December 31, 1995
-----------------                            Gross       Gross    Estimated
Consolidated                    Amortized  unrealized  unrealized   market
Available-for-Sale   Par Value     cost      gains       losses      value
                     ------------------------------------------------------
                                          (in thousands)
U.S. treasury
  securities and
  government
  obligations        $  11,685  $  11,789      1,572          -     13,361
U.S. government
  agency mortgage-
  backed securities  $  20,711     20,713        637         (39)   21,311
Obligations of
  states and
  political
  subdivisions       $  10,400     10,581        660        (151)   11,090
Corporate
  securities         $ 319,611    324,804     14,595        (610)  338,789
Mortgage-backed
  securities         $  68,857     68,289      3,465        (281)   71,473
                                  ----------------------------------------
                                  436,176     20,929      (1,081)  456,024
                                  ----------------------------------------

       Total                    $ 859,854     35,583      (5,019)  890,418
                                  ========================================

     Fixed maturities estimated market values are based on publicly quoted market prices at the close of trading on December 31, 1996 or December 31, 1995, as appropriate.

     The amortized cost and estimated market value of debt securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 1996
-----------------                           Amortized       Estimated
Consolidated                                  cost         fair value
Held-to-Maturity                            -------------------------
                                                  (in thousands)

Due in one year or less                   $    20,151          20,454
Due after one year through five years          79,000          80,899
Due after five years through ten years        117,915         119,517
After ten years                                 5,894           6,539
                                            -------------------------
                                              222,960         227,409

Mortgage-backed securities                    158,647         157,043
Redeemable preferred stock                     26,768          26,932
                                            -------------------------

                                              408,375         411,384
                                            -------------------------

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

4.  INVESTMENTS, continued

December 31, 1996                           Amortized       Estimated
-----------------                             cost         fair value
Consolidated                                -------------------------
Available-for-sale                               (in thousands)

Due in one year or less                         8,773           8,846
Due after one year through five years          87,678          88,893
Due after five years through ten years        188,378         191,841
After ten years                                50,362          51,764
                                            -------------------------
                                              335,191         341,344

Mortgage-backed securities                     97,783          98,977
Redeemable preferred stock                     10,815          10,998
                                            -------------------------

                                              443,789         451,319
                                            -------------------------

       Total                               $  852,164         862,703
                                            =========================


December 31, 1995                           Amortized       Estimated
-----------------                             cost         fair value
Consolidated                                -------------------------
Held-to-Maturity                                 (in thousands)

Due in one year or less                    $   24,214          24,539
Due after one year through five years          90,889          93,853
Due after five years through ten years        120,876         124,950
After ten years                                13,750          15,629
                                            -------------------------
                                              249,729         258,971

Mortgage-backed securities                    168,739         169,747
Redeemable preferred stock                      5,210           5,676
                                            -------------------------

                                              423,678         434,394
                                            -------------------------

December 31, 1995
-----------------                           Amortized       Estimated
Consolidated                                  cost         fair value
Available-for-sale                          -------------------------
                                                 (in thousands)

Due in one year or less                        14,692          14,812
Due after one year through five years         136,290         140,347
Due after five years through ten years        159,537         168,771
After ten years                                36,655          39,310
                                              347,174         363,240
                                            -------------------------

Mortgage-backed securities                     89,002          92,784
                                            -------------------------

                                              436,176         456,024
                                            -------------------------

       Total                               $  859,854         890,418
                                            =========================

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

4.  INVESTMENTS, continued

     Proceeds from sales of investments in debt securities during 1996 and 1995 were $115,886,000 and $101,565,000, respectively. Gross gains of $1,518,000 and $4,498,000 and gross losses of $654,000 and $419,000 were realized on those sales during 1996 and 1995, respectively.

     At December 31, 1996 and 1995 fixed maturities include bonds with an amortized cost of $18,728,000 and $18,015,000, respectively, on deposit with insurance regulatory authorities to meet statutory requirements.

     Investments, other consists of the following:
                                                            March 31,
                                                    -----------------------
                                                       1997           1996
                                                    -----------------------
                                                          (in thousands)
Short-term investments                             $  10,925         17,671
Mortgage loans                                        79,353         73,152
Real estate, foreclosed properties                    20,936         19,591
U.S. government security mutual fund                   5,883          5,883
Policy loans                                           8,627          9,372
Other                                                  1,582            886
                                                    -----------------------
                                                   $ 127,306        126,555
                                                    =======================

     Short-term investments consist primarily of fixed maturities with a maturity of three months to one year from acquisition date. Mortgage loans, representing first lien mortgages held by the insurance subsidiaries, are carried at unpaid balances, less allowance for possible losses and any unamortized premium or discount. Real estate obtained through foreclosures and held for sale is carried at the lower of cost or fair value. U.S. government securities mutual fund is carried at cost which approximates market. Policy loans are carried at their unpaid balance.

     At December 31, 1996 and 1995, mortgage loans held as investments with a book value of $79,353,000 and $73,152,000, respectively, were outstanding. The estimated fair value of the mortgage loans at December 31, 1996 and 1995 aggregated $84,564,000 and $81,924,000, respectively. The estimated fair values were determined using the discounted cash flow method, using interest rates currently offered for similar loans to borrowers with similar credit ratings. Investment in mortgage loans, included as a component of investments, are reported net of allowance for possible losses of $800,000 and $525,000 in 1996 and 1995, respectively.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

5.  NOTES AND LOANS PAYABLE

     Notes and loans payable consist of the following:

                                                         March 31,
                                                   -------------------
                                                      1997       1996
                                                   -------------------
                                                      (in thousands)

      Short-term borrowings                      $    4,000     73,000

      Notes payable to banks under
         revolving lines of credit, unsecured,
            5.74% to 5.80% interest rates            60,000    338,000

      Medium-term notes payable, unsecured,
         5.85% to 8.08% interest
            rates, due through 2027                 387,000     95,050

      Notes payable to insurance companies,
         unsecured, 6.43% to 10.27% interest
            rates, due through 2006                 226,500    339,000

      Notes payable to public,
         unsecured, 7.85% interest
            rate, due through 2004                  175,000        -

      Notes payable to banks, unsecured,
         4.81% to 7.54% interest
            rates, due through 2001                  62,500     84,100

      Notes and Mortgages payable, secured,
         5.00% to 10.00% interest rates,
            due through 2010                         68,471     68,984

      Other notes payable, unsecured,
         9.50% interest rate,
            due through 2005                             79         86
                                                   -------------------
                                                 $  983,550    998,220
                                                   ===================
     Notes and mortgages payable are secured by land and buildings at various locations with a net book value of $78,927,000 at March 31, 1997.

     Revolving credit loans (long-term) are available from participating banks under an agreement which provides for a total credit line of $365,000,000 through the expiration date of the revolving term of July 12, 1999. The Company may elect to borrow under the credit agreement in the form of Eurodollar borrowings, domestic dollar borrowings or issue letters of credit. Depending on the form of borrowing elected, interest will be based on the prime rate, the federal funds effective rate or the interbank offering rate and in addition, margin interest rates will be charged. Loans may also be at a fixed rate based upon the discretion of the borrower and lender. At March 31, 1997, the weighted average interest rate on the revolving credit loans outstanding was 5.78%.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

5.  NOTES AND LOANS PAYABLE, continued

     Facility fees, which are based upon the amount of credit line, aggregated $975,000 and $977,000 for 1997 and 1996, respectively. As of March 31, 1997, loans outstanding under the revolving credit line totaled $60,000,000. Management intends to refinance the borrowings on a long-term basis by either replacing them with long-term obligations, renewing or extending them.

                                                  Year ended
                                       -----------------------------
                                          1997       1996       1995
                                       -----------------------------
                                                (in thousands)
   A summary of revolving credit
     activity follows:

     Weighted average interest rate
        during the year                   5.76%      6.20%      5.62%
        at year end                       5.78%      5.73%      6.48%
     Maximum amount outstanding
        during the year              $ 338,000    343,000    293,000
     Average amount outstanding
        during the year              $ 128,000    281,750    191,146

   A summary of notes payable
     follows:

     Weighted average interest rate
        during the year                   5.87%      6.26%      5.25%
        at year end                       7.63%      5.93%      6.44%
     Maximum amount outstanding
        during the year              $ 195,000     73,000    135,000
     Average amount outstanding
        during the year              $  56,417     37,583     46,604

     AMERCO has committed lines of credit with various banks totaling $550,000,000 and uncommitted lines of credit of $82,528,000 at March 31, 1997.

     The Company has executed interest rate swap agreements (SWAPS) to potentially mitigate the impact of changes in interest rates on its floating rate debt. These agreements effectively change the Company's interest rate exposure on $168,000,000 of floating rate notes to a weighted average fixed rate of 7.64%. The SWAP's mature at the time the related notes mature. Incremental interest expense associated with SWAP activity was $3,481,000, $2,959,000 and $7,092,000 during
1997, 1996 and 1995, respectively.

     At March 31, 1997, interest rate swap agreements with an aggregate notional amount of $168,000,000 were outstanding.
Management estimates that at March 31, 1997 and 1996, the Company would be required to pay $5,000,000 and $9,000,000, respectively, to terminate the agreements. Such amounts were determined from current treasury rates combined with swap spreads on agreements outstanding.

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

     Pursuant to a shelf-registration statement, from September 13, 1996 through March 31, 1997, the Company issued $362,000,000 of fixed rate medium-term notes ranging from 6.71% to 8.08% with maturity dates ranging from 1999 to 2028, and a $25,000,000 floating rate medium-term note with a maturity date of October 1997.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

5.  NOTES AND LOANS PAYABLE, continued

     Certain of the Company's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, maintaining certain financial ratios and placing certain additional liens on its properties and assets. At March 31, 1997, the Company was in compliance with these covenants.

     The annual maturities of long-term debt for the next five years adjusted for subsequent activity (if the revolving credit lines are outstanding to maturity), are presented in the table below:

                                          Year Ended
                       ------------------------------------------------
                          1998      1999        2000     2001     2002
                       ------------------------------------------------
                                          (in thousands)
Mortgages             $     487       420         183      261      278
Medium-Term and
  Other Notes            25,008    40,009      30,010   77,511       12
Insurance Placements     21,429    26,429      19,429   24,429   19,429
Bank Placements           1,600    40,900      24,818   24,818    4,818
Revolving Credit            -         -        60,000      -        -
                       ------------------------------------------------
                      $  48,524   107,758     134,440  127,019   24,537
                       ================================================

     Interest paid in cash amounted to $69,972,000, $71,561,000 and $67,191,000 for 1997, 1996 and 1995, respectively.

6.  STOCKHOLDERS' EQUITY

     The authorized capital stock of the Company consists of 150,000,000 shares of Common Stock, 150,000,000 shares of Serial Common Stock and 50,000,000 shares of Preferred Stock. The Board of
Directors (the Board) may authorize the Serial Common Stock to be issued in such series and on such terms as the Board shall determine. Preferred Stock issuance may be with or without par value.

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

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

6.  STOCKHOLDERS' EQUITY, continued

     On April 13, 1994, the Company and Edward J. Shoen entered into an Agreement in Principle pursuant to which the Company agreed to acquire all of the outstanding capital stock of EJOS, Inc., all of which stock was held by Edward J. Shoen and a certain irrevocable trust established by Edward J. Shoen, in exchange for the same number of shares of the Company's common stock as were held by EJOS, Inc. In exchange for EJOS, Inc.'s capital stock, Edward J. Shoen and the irrevocable trust established by Edward J. Shoen received 3,483,681 and 559,443 shares of the Company's common stock, respectively. The exchange described above was effected in accordance with the terms of an Agreement and Plan of Exchange of Shares of EJOS, Inc. and AMERCO, dated May 18, 1994, among EJOS, Inc., the Company, Edward J. Shoen, and the irrevocable trust established by Edward J. Shoen. Edward J. Shoen is a major stockholder, Chairman of the Board and President of the Company.

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

     On  May  31,  1995,  the Company purchased 45,000  shares  of  the
Company's Common Stock from Paul F. Shoen, a major stockholder of the Company, for $996,000 or $22.125 per share. The transaction was effected on Nasdaq. Paul F. Shoen is the brother of Edward J., Mark V. and James P. Shoen, who are major stockholders and directors of the Company.

     On August 30, 1996, the Company issued 100,000 shares of its Series B Preferred Stock with no par value for gross proceeds of
$100,000,000.   Dividends  are cumulative with  the  rate  being  reset
quarterly  and have priority as to dividends over the Company's  common
stock.    The   Series  B  Preferred  Stock is  convertible   under   certain
circumstances into 4,000,000 shares, subject to the Company's prior right to redeem the Series B Preferred Stock, of AMERCO's Common Stock,
$0.25 par value or all of the outstanding capital stock of Picacho Peak Investment Co., a subsidiary of AMERCO.

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

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

6.  STOCKHOLDERS' EQUITY, continued

     Pursuant to a judgment in the Shoen Litigation, the Company repurchased shares of Common Stock in exchange for cash, funded damages, paid statutory post-judgment interest and placed funds into an escrow account pending the outcome of a dispute involving the entitlement of the plaintiffs to post-bankruptcy petition date interest. The following table reflects such transactions:

                                                         Statutory        Post
                        Shares       Cash     Damages   Post-Judgment  Petition
                     Repurchased     Paid     Funded       Interest    Interest
                     ----------------------------------------------------------
                              (in thousands except number of shares)

October 18, 1995
  Maran, Inc. (Maran)   3,343,076   $22,733       -            -             -
  Mary Anna Shoen Eaton       -         -      41,350          -             -

January 30, 1996
  L.S.S., (L.S.S.)        833,420     5,667       -            -             -
  Leonard S. Shoen            -         -      15,433        2,018           -

February 7, 1996
  Thermar, Inc.
  (Thermar)             1,651,644    11,231    30,554        4,110           -

July 19, 1996
  CEMAR, Inc.
  (Cemar)               2,331,984    15,857       -            -             -
  Cecilia M. Hanlon           -         -      43,139          129         8,283

September 6, 1996
  Katabasis
  International, Inc.
  (Katabasis)           4,041,924    27,485       -            -             -
  Samuel W. Shoen             -         -      74,771          224        15,726

September 20, 1996
  Kattydid, Inc.
  (Kattydid)            1,282,248     8,719       -            -             -
  Katrina Carlson         734,376     4,994    37,305          112         8,041

October 1, 1996
  Mickl, Inc.
  (Mickl)               4,035,924    27,444       -            -             -
  Michael L. Shoen            380         3    73,158          224        16,184

     Mary Anna Shoen Eaton owns all the voting stock of Maran; L. S. Shoen owns all the voting stock of L.S.S.; Theresa M. Romero owns all the voting stock of Thermar; Cecilia M. Hanlon owns all the voting stock of Cemar; Samuel W. Shoen owns all the voting stock of Katabasis; Katrina Carlson owns all the voting stock of Kattydid and Michael L. Shoen owns all the voting stock of Mickl. L. S. Shoen is the father of Edward J., Mark V., and James P. Shoen. Mary Anna Shoen Eaton, Theresa
M. Romero, Cecilia M. Hanlon and Katrina (Shoen) Carlson are the sisters of Edward J., Mark V., and James P. Shoen. Samuel W. Shoen and Michael L. Shoen are the brothers of Edward J., Mark V., and James
P. Shoen. Edward J., Mark V., and James P. Shoen are major stockholders and directors of the Company.

     The above treasury share transactions were recorded net of tax of $121,204,000 ($86,266,000 for fiscal 1997 transactions and $34,938,000 for fiscal 1996 transactions).

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

7.  EARNINGS PER SHARE

     Earnings per share are computed based on the weighted average number of shares outstanding for the year and quarterly periods, excluding shares of the employee stock ownership plan that have not been committed to be released. Preferred dividends include undeclared or unpaid dividends of the Company. Net income is reduced for preferred dividends for purposes of the calculation.

     The following table reflects the calculation of the earnings per share for the year ended March 31, 1997 as if the treasury acquisitions disclosed in Note 6 of Notes to Consolidated Financial Statements had taken place as of the beginning of the year (in thousands except per share data):

                                                Earnings per share calculation
                                                ------------------------------
                                                 Weighted         As adjusted
                                                 average          for treasury
                                                per share         acquisitions
                                                -----------       ------------
     Earnings from operations
       before extraordinary
       loss on early
       extinguishment of debt $    54,184
     Less dividends
       on preferred shares         17,456
                                ---------

                                   36,728       $      1.44              1.80
     Extraordinary loss on
       early extinguishment
       of debt                     (2,319)             (.09)             (.11)
                                ---------        ----------        ----------
     Net earnings for per
          share calculation   $    34,409       $      1.35              1.69
                                =========        ==========        ==========
     Weighted average common
       shares outstanding                        25,479,651        20,354,108
                                                 ==========        ==========



8.  INCOME TAXES

     The components of the consolidated expense for income taxes applicable to operations are as follows:

                                                  Year ended
                                      -------------------------------
                                        1997        1996        1995
                                      -------------------------------
                                               (in thousands)
    Current:
      Federal                       $   3,404          -       12,629
      State                               169         637       1,038

    Deferred:
      Federal                          24,218      33,790      19,678
      State                             1,553       1,405          79
                                      -------------------------------

                                    $  29,344      35,832      33,424
                                      ===============================

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

8.  INCOME TAXES, continued

     Actual tax expense reported on earnings from operations differs from the "expected" tax expense amount (computed by applying the United States federal corporate tax rate of 35% in 1997, 1996 and
1995) as follows:

                                                Year ended
                                       ------------------------------
                                        1997        1996        1995
                                       ------------------------------
                                              (in thousands)

    Computed "expected" tax
      expense                        $ 29,232      33,679      32,696
    Increases (reductions) in taxes
      resulting from:
        Tax-exempt interest income       (767)       (714)     (1,243)
        Dividends received deduction       -           -          (62)
        Net reinsurance effect           (920)         -          120
        Canadian subsidiary income
          tax benefit                    (645)     (1,235)     (1,078)
        True-up of prior year
          estimated current tax            -        2,112       1,030
        Federal tax benefit of
          state and local taxes          (602)       (714)       (391)
        Other                           1,324         662       1,235
                                       ------------------------------
          Actual federal tax
            expense                    27,622      33,790      32,307
        State and local income tax
          expense                       1,722       2,042       1,117
                                       ------------------------------

          Actual tax expense
            of operations            $ 29,344      35,832      33,424
                                       ==============================

     Deferred tax assets and liabilities are comprised as follows:

                                                March 31,
                                          -------------------
                                            1997      1996
                                          -------------------
                                            (in thousands)
    Deferred tax assets
    Benefit of tax NOL and credit
      carryforwards                     $ 150,633   $  89,798
    Accrued liabilities                    14,953      15,218
    Deferred revenue from
      sale/leaseback                       10,173         150
    Policy benefits and losses,
      claims and loss expenses
      payable, net                         26,137      26,600
    Other                                     -         2,344
                                          -------------------
        Total deferred tax assets       $ 201,896   $ 134,110
                                          -------------------

    Deferred tax liabilities
    Property, plant and equipment       $ 195,080   $ 185,712
    Deferred acquisition costs             16,082      17,137
    Other                                     409         -
                                         --------------------
       Total deferred tax liabilities  $  211,571   $ 202,849
                                         --------------------

          Net deferred tax liability    $   9,675      68,739
                                         ====================

     In light of the Company's history of profitable operations, management has concluded that it is more likely than not that the Company will ultimately realize the full benefit of its deferred tax
assets.   Accordingly, the Company believes that a valuation  allowance is not required at March 31, 1997 and 1996. See also Note 14 of Notes to Consolidated Financial Statements.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

8.  INCOME TAXES, continued

     Income taxes paid in cash amounted to $4,949,000, $540,000 and $9,465,000 for 1997, 1996 and 1995, respectively.

     Under the provisions of the Tax Reform Act of 1984 (the Act), the balance in Oxford's account designated "Policyholders' Surplus
Account" is frozen at its December 31, 1983 balance of $19,251,000. Federal income taxes (Phase III) will be payable thereon at applicable current rates if amounts in this account are distributed to the stockholder or to the extent the account exceeds a prescribed maximum. Oxford did not incur a Phase III liability for the years ended December 31, 1996, 1995 and 1994.

     The Internal Revenue Service has examined AMERCO's income tax returns for the years ended 1992 and 1993. All agreed issues have been provided for in the financial statements. Tax returns for the years ended March 31, 1994 and 1995 are currently under review.

     At March 31, 1997 AMERCO and RWIC have non-life net operating loss carryforwards available to offset taxable income in future years of $355,360,000 for tax purposes. These carryforwards expire in 2003 through 2012. AMERCO has alternative minimum tax credit carryforwards of $16,242,000 which do not have an expiration date, but may only be utilized in years in which regular tax exceeds alternative minimum tax. The use of certain carryforwards may be limited or prohibited if a reorganization or other change in corporate ownership were to occur.

     During 1994, Oxford dividended their investment in RWIC common stock to its parent at its book value. As a result of such dividend, a deferred intercompany gain arose due to the difference between the book value and fair value of such common stock. However, such gain can only be triggered if certain events occur. To date, no events have occurred which would trigger such gain recognition. No deferred taxes have been provided in the accompanying consolidated financial statements as management believes that no events have occurred to trigger such gain.

9.  TRANSACTIONS WITH FLEET OWNERS AND OTHER RENTAL EQUIPMENT OWNERS

     Independent rental equipment owners (fleet owners) own approximately 12% of all U-Haul rental trailers, 0.03% of all U-Haul rental trucks and certain other rental equipment. There are over 5,000 fleet owners, including certain officers, directors, employees and stockholders of the Company. All rental equipment is operated under contract with U-Haul whereby U-Haul administers the operations and marketing of such equipment and in return receives a percentage of rental fees paid by customers. Based on the terms of various contracts, rental fees are distributed to the Company (for services as operators), to the fleet owners (including certain subsidiaries and related parties of the Company) and to Rental Dealers (including Company-operated U-Haul Centers).

     Oxford reinsures short-term accidental death and medical insurance risks for customers who rent vehicles owned by the Company and fleet owners. Premiums earned were $318,000, $1,600,000 and $1,556,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Effective April 1996, the treaty was canceled for new business.

     RWIC insures and reinsures certain risks of U-Haul customers and independent fleet owners. Premiums earned on these policies were $40,800,000, $43,400,000 and $39,300,000 during the years ended
December 31, 1996, 1995 and 1994, respectively.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

10.  EMPLOYEE BENEFIT PLANS

     The Company participates in the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan (the Plan) which is designed to provide all eligible employees with savings for their retirement and to acquire a proprietary interest in the Company.

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

     The Company has arranged financing to fund the ESOP trust (ESOT) and to enable the ESOT to purchase shares. Below is a summary of the financing arrangements.

                    Amount outstanding
  Financing                 as  of                Interest Payments
     Date              March 31, 1997          1997      1996     1995
  --------------------------------------------------------------------
                                    (in thousands)
  December 1989          $ 2,500             $  162    $  309     $313
  May 1990                   469                 45        59       72
  June 1991               17,771              1,472     1,131      745

     Shares are released from collateral and allocated to active employees based on the proportion of debt service paid in the plan year. Contributions to the ESOT charged to expense were $3,570,000, $2,904,000 and $2,571,000 for the years ended 1997, 1996 and 1995, respectively.

     Effective April 1, 1994, the Company adopted Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans" for shares purchased subsequent to December 31, 1992. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the statement of financial position. As shares purchased after December 31, 1992 are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

10.  EMPLOYEE BENEFIT PLANS, continued

Shares purchased prior to December 31, 1992 are not accounted for under the above guidance. Dividends are recorded as a reduction of retained earnings, shares are considered outstanding for earnings per share calculation, and compensation expense is based upon debt service.

     The shares held by ESOP as of March 31 were as follows:

                                      Shares issued         Shares issued
                                       prior to              subsequent to
                                  December 31, 1992       December 31, 1992
                                 ------------------------------------------
                                   1997        1996        1997        1996
                                 ------------------------------------------
                                    (in thousands)           (in thousands)
Allocated shares                  1,487       1,367          78          43
Shares committed to be
  released                          -           -            11          11
Unreleased shares                   749         980         742         783

Fair value of
  unreleased shares            $  7,574       9,499      18,926      18,988
                                 ==========================================

     For purposes of this schedule, fair value of unreleased shares issued prior to December 31, 1992 is defined as the historical cost of such shares. Fair value of unreleased shares issued subsequent to December 31, 1992 is defined as the March 31 trading value of such shares for 1997 and 1996.

     Oxford insures various group life and group disability insurance plans covering employees of the consolidated group. Premiums earned were $2,370,000, $2,138,000 and $1,896,000 during the years ended
December 31, 1996, 1995 and 1994, respectively, and were eliminated in consolidation.


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

     The components of net periodic postretirement benefit cost for 1997, 1996 and 1995 are as follows:

                                                       1997     1996    1995
                                                      ----------------------
                                                            (in thousands)
Service cost for benefits earned
  during the period                                 $   381      346     360
Interest cost on APBO                                   407      422     382
Other components                                        (58)     (81)     -
                                                      ----------------------

Net periodic postretirement benefit cost            $   730      687     742
                                                      ======================

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

11.  POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS, continued

     The 1997 and 1996 postretirement benefit liability included the following components:

                                                               1997      1996
                                                             -----------------
                                                              (in  thousands)
Actuarial present value of postretirement
 benefit obligation:
  Retirees                                                 $ (1,360)    (2,010)
  Eligible active plan participants                            (344)      (344)
  Other active plan participants                             (2,408)    (3,597)
                                                             -----------------
Accumulated postretirement benefit obligation                (4,112)    (5,951)
Unrecognized net gain                                        (3,838)    (1,366)
                                                             -----------------
                                                           $ (7,950)    (7,317)
                                                             =================

     The discount rate assumptions in computing the information above were as follows:

                                                       1997     1996      1995
                                                   ----------------------------
Accumulated postretirement benefit obligation          7.50%    7.00%     8.50%

     The year-to-year fluctuations in the discount rate assumptions primarily reflect changes in U.S. interest rates. The discount rate represents the expected yield on a portfolio of high-grade (AA-AAA rated or equivalent) fixed-income investments with cash flow streams sufficient to satisfy benefit obligations under the plans when due.

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 7.50% in 1997, declining annually to an ultimate rate of 4.20% in 2011.

     If the health care cost trend rate assumptions were increased by 1.0%, the APBO as of March 31, 1997 would be increased by approximately $635,000. The effect of this change on the sum of the service cost and interest cost components of net periodic postretirement benefit cost for 1997 would be an increase of approximately $105,000.

     Postemployment benefits provided by the Company are not material.

12.  REINSURANCE

     The Company's insurance subsidiaries assume and cede reinsurance on both a coinsurance and risk premium basis. RWIC and Oxford obtain reinsurance for that portion of risks exceeding retention limits. The maximum amount of life insurance retained on any one life is $100,000.

     RWIC also reinsures a wide range of property-casualty risks with third parties and insures general and auto liability, multiple peril and workers' compensation coverage for the consolidated group, independent fleet owners and customers as a direct writer and as a reinsurer through third party companies.

     To the extent that a reinsurer is unable to meet its obligation under the related reinsurance agreements, the Company would remain liable for the unpaid losses and loss expenses. Pursuant to certain of these agreements, the Company holds letters of credit of $15,100,000 from reinsurers. The Company has issued letters of credit of $1,900,000 in favor of certain ceding companies.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

12.  REINSURANCE, continued

     RWIC insures and reinsures general liability, auto liability and workers' compensation coverage for member companies of the consolidated group. Premiums earned by RWIC on these policies were $19,700,000, $12,700,000 and $20,600,000 during the years ended December 31, 1996, 1995 and 1994, respectively, and were eliminated in consolidation.

     RWIC is a reinsurer of municipal bond insurance through an agreement with MBIA, Inc. Premiums generated through this agreement are recognized on a pro rata basis over the contract coverage period. Unearned premiums on this coverage were $5,000,000 and $4,800,000 as of December 31, 1996 and 1995, respectively. RWIC's share of case loss reserves related to this coverage was insignificant at December 31, 1996. RWIC's aggregate exposure for Class 1 municipal bond insurance was $876,900,000 as of December 31, 1996.

     A   summary  of  reinsurance  transactions  by  business  segment follows:

                                                                 Percentage
                                  Ceded       Assumed             of amount
                       Direct   to other    from other     Net   assumed to
                       amount   companies   companies    amount     net
                       ----------------------------------------------------
                                          (in thousands)
Year ended 1996
---------------
   Life insurance
     in force       $  35,298       463     2,392,339  2,427,174     99%
                      ==========================================

   Premiums earned:
     Life           $   1,869        18         8,016      9,867     81%
     Accident and
       health           4,740       171         1,469      6,038     24%
     Annuity               82       -          10,836     10,918     99%
     Property
       casualty       108,440    26,148        54,488    136,780     40%
                      ------------------------------------------
          Total     $ 115,131    26,337        74,809    163,603
                      ==========================================

                                                                 Percentage
                                  Ceded       Assumed             of amount
                       Direct   to other    from other     Net   assumed to
                       amount   companies   companies    amount     net
                       ----------------------------------------------------
                                          (in thousands)
Year ended 1995
---------------
   Life insurance
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
                      ==========================================

13.  CONTINGENT LIABILITIES AND COMMITMENTS

     The   Company  occupies  certain  facilities  and  uses   certain
equipment  under  operating  lease  commitments  with  terms  expiring
through   2079.   Lease  expense  was  $85,903,000,  $69,097,000   and
$66,487,000 for the years ended 1997, 1996 and 1995, respectively. During the year ended March 31, 1997, a subsidiary of U-Haul entered into twelve transactions, and has subsequently entered into nine additional transactions, whereby the Company sold rental trucks or trailers and subsequently leased back. The Company has guaranteed $54,001,000 of residual values and an additional $9,252,000 subsequent to  March 31, 1997 for these assets at the end of the respective lease
terms.   U-Haul also entered into one transaction whereby the  Company sold rental trailers, and also entered into six transactions, whereby the Company sold computer equipment and subsequently leased back. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions similar to covenants disclosed in Note 5 of Notes to Consolidated Financial Statements (Note 5) for notes payable and loan agreements.

     Following are the lease commitments for leases having terms of more than one year (in thousands):

                             Year end 1997
                      ---------------------------      Net activity
                      Property, plant      Rental      subsequent to
      Year ended    and other equipment    fleet          year end       Total
      ------------------------------------------------------------------------

      1998              $  5,167           88,220         (5,298)       88,089
      1999                 4,741           88,220         (6,426)       86,535
      2000                 3,793           88,220         (6,426)       85,587
      2001                 2,344           72,300         (1,218)       73,426
      2002                   801           48,834          4,098        53,733
      Thereafter           8,367           98,792         14,164       121,323
                          ----------------------------------------------------
                        $ 25,213          484,586         (1,106)      508,693
                          ====================================================

     Subsequent to March 31, 1997, the Company has reduced future lease commitments by $47,265,000 through early termination of certain leases. Residual value guarantees were also reduced by $7,627,000 in connection with the terminations.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

13.  CONTINGENT LIABILITIES AND COMMITMENTS, continued

     In December 1996, the Company executed a $100 million Operating Lease Facility (the Facility) with a number of financial institutions. Under the Facility, the lessor acquires land to be developed for storage locations by the Company, as Construction Agent, or acquires existing storage locations with advances of funds (the Advances) made by certain parties to the Facility.
The Company will separately lease land and improvements, including completed locations capitalized by the lessor, under the Facility and the respective lease supplements. Funding under the Facility totaled $20,498,000 at March 31, 1997.

     The Facility contains certain restrictions similar to those contained in
Note 5. Upon occurence of any event of default, the lessor may rescind or terminate any or all leases and, among other things, require the Company to repurchase any or all of the properties. The Facility has a three year term, subject to the Company's option, with the consent of other parties, to renew for successive one year terms.

     Upon the expiration of the Facility, the Company will be required to either purchase all of the properties based on a purchase price equal to all amounts outstanding under the Advances, including the interest and yield thereon or, remarket all of the properties to a third party purchaser who may become a subsequent lessor to the Company.

     In the normal course of business, the Company is a defendant in a number of suits and claims. The Company is also a party to several administrative proceedings arising from state and local provisions that regulate the removal and/or cleanup of underground fuel storage tanks. It is the opinion of management that none of such suits, claims or proceedings involving the Company, individually or in the aggregate, are expected to result in a material loss. Also see Notes 12 and 14 of Notes to Consolidated Financial Statements.

14.  LEGAL PROCEEDINGS

     A judgment was entered on February 21, 1995, in the Shoen Litigation against Edward J. Shoen, James P. Shoen, Paul F. Shoen, Aubrey K. Johnson, John M. Dodds, and William E. Carty, who are current members of the Board of Directors of the Company. The Company was also a defendant in the action as originally filed, but was dismissed from the action on August 15, 1994. The plaintiffs alleged, among other things, that certain of the individual plaintiffs were wrongfully excluded from sitting on the Company's Board of Directors in 1988 through the sale of Common Stock to certain key employees. That sale allegedly prevented the plaintiffs from gaining a majority position in the Company's Common Stock and control of the Company's Board of Directors. The plaintiffs alleged various breaches of fiduciary duty and other unlawful conduct by the individual defendants and sought equitable relief, compensatory damages, punitive damages, and statutory post-judgment interest.

     Based on the plaintiffs' theory of damages, the court ruled that the plaintiffs elected as their remedy in this lawsuit to transfer their shares of stock in the Company to the defendants upon the satisfaction of the judgment. The judgment was entered against the defendants in the amount of approximately $461.8 million plus interest and taxable costs. In addition, on February 21, 1995, judgment was entered against Edward J. Shoen in the amount of $7 million as punitive damages. On March 23, 1995, Edward J. Shoen filed a notice of appeal with respect to the award of punitive damages and the plaintiffs have subsequently cross appealed the judge's remittitur of the punitive damages from $70 million to $7 million.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

14.  LEGAL PROCEEDINGS, continued

     Pursuant to separate indemnification agreements, the Company agreed to indemnify the defendants to the fullest extent permitted by law or the Company's Articles or By-Laws, for all expenses and damages incurred by the defendants in this proceeding, subject to certain exceptions. In addition, the transfer of Common Stock from the plaintiffs to the defendants implicated rights held by the Company. For example, pursuant to the Company's By-Laws, the Company had certain rights of first refusal with respect to the transfer of the plaintiffs' stock. Furthermore, the defendants' rights to acquire the plaintiffs' stock may have presented a corporate opportunity which the Company would be entitled to exercise.

     On February 21, 1995, Edward J. Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds, and William E. Carty (the Director-Defendants) filed for protection under Chapter 11 of the federal bankruptcy laws, resulting in the issuance of an order automatically staying the execution of the judgment against those defendants. In late April 1995, the Director-Defendants, in cooperation with the Company, filed plans of reorganization in the United States Bankruptcy Court for the District of Arizona, all of which proposed the same funding and treatment of the plaintiffs' claims resulting from the judgment in the Shoen Litigation. The plans of reorganization, as amended and restated on February 29, 1996, were confirmed by the bankruptcy court on March 15, 1996. The plans, as confirmed, shall collectively be referred to as the "Plan."

     On October 17, 1995 the Company entered into an agreement (the Agreement) with the Director-Defendants whereby the Company agreed, among other things, to fund the Plan and to release the Director-Defendants from all claims the Company may have against them arising from the Shoen Litigation. In addition, the
Director-Defendants agreed (i) to release, subject to certain exceptions, the Company from any claim they may have against it pursuant to any indemnification agreements, (ii) to assign all rights they have under the Shoen Litigation to the Company, (iii) to waive all appeal rights related to the Shoen Litigation (not including Edward J. Shoen's appeal of the punitive damage award), and (iv) not to oppose the Company should it elect to exercise its right of first refusal on any Common Stock to be transferred by the plaintiffs upon satisfaction of the judgment in the Shoen Litigation.

     Pursuant to the Plan, the Company repurchased the plaintiffs' shares of Common Stock as described in Note 6 in Notes to Consolidated Financial Statements. As a result, the judgment in the Shoen
Litigation was satisfied in full. On October 1, 1996, the Director-Defendants emerged from bankruptcy upon the filing of notice with the bankruptcy court that the effective date of the Plan had occurred and that the Plan had been performed and was substantially consummated.

     As of the date hereof, an issue remains regarding whether or not the plaintiffs are entitled to statutory post-judgment interest at the rate of ten percent (10%) per year from February 21, 1995 (the date the Director-Defendants filed for protection under Chapter 11) until the judgment was satisfied. On July 19, 1996, the bankruptcy court ruled the plaintiffs are entitled to such interest. The Director-Defendants and the Company have appealed the court's decision, The Company has deposited approximately $48.2 million into an escrow account to secure payment of the disputed interest, pending final resolution of this issue (including all appeals by either side) which has been recorded as a component of other assets in the 1997 accompanying balance sheet. If the interest issue is decided adversely to the Company and the Director-Defendants, the amount deposited into the escrow account will be transferred to the plaintiffs. The ultimate outcome of this issue will not have the effect of increasing or decreasing the Company's net earnings, but could reduce stockholders' equity.

     The Company has deducted for income tax purposes approximately $324.0 million of the payments made to the plaintiffs. While the Company believes that such income tax deductions are appropriate, there can be no assurance that such deductions ultimately will be allowed in full.

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

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

16.  STOCK OPTION PLAN, continued

     Under the Restricted Stock feature of the Plan, a specified number of common shares may be granted subject to certain restrictions. Restriction violations during a specified period result in forfeiture of the stock. The Committee may, at its discretion, impose any restrictions on a Restricted Stock award.

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

17.  RELATED PARTY TRANSACTIONS

     The Company has related party transactions with certain major stockholders, directors and officers of the consolidated group as disclosed in Notes 2, 6, 9 and 15 of Notes to Consolidated Financial Statements.

     During the years ended 1997, 1996 and 1995, the Company purchased $3,281,000, $3,122,000 and $3,417,000, respectively, of printing from a company wherein an officer is a major stockholder, director and officer of the Company.

     During  the  years  ended 1997 and 1996,  the  Company  purchased
$11,164,000 and $1,558,000 of computer components from a company wherein a major stockholder was the family trust of a major stockholder, director and officer of the Company, until June 1, 1996. There were no purchases from the Company during the year ended 1995.

     Pursuant to a Share Repurchase and Registration Rights Agreement, dated May 1, 1992, among Sophia M. Shoen, Sophmar, Inc., and the Company, Sophia M. Shoen had the right to require the Company to repurchase, with certain limitations, up to $3,000,000 of Common Stock owned by her. The Sophia Shoen Registration Rights Agreement provides that the Company's obligations to repurchase any shares from Sophia M. Shoen may be satisfied if such shares are purchased by the ESOP Trust. Pursuant to the Sophia Shoen Registration Rights Agreement, on June 30, 1994, Sophia M. Shoen sold 88,235 shares of Common Stock to the ESOP Trust at the then appraised value of $17.00 per share, for an aggregate sales price of approximately $1,500,000. In addition, Sophia M. Shoen, subject to certain limitations and restrictions, may also elect under the Sophia Shoen Registration Rights Agreement to cause the Company to effect a registration under the Securities Act of 1933, as amended, and applicable state securities laws of shares of Common Stock held by her. Sophia M. Shoen sold 575,000 shares of Common Stock to the public in late 1994 pursuant to her registration rights. Sophia Shoen has reached a tentative agreement with the Company, subject to execution of definitive agreements, whereby the Company will pay Sophia Shoen the sum of $1,250,000 to terminate the Share Repurchase and Registration Right Agreement. Sophia M. Shoen is a major stockholder and is the sister of Edward J., Mark V. and James P. Shoen, who are major stockholders and directors of the Company.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

17.  RELATED PARTY TRANSACTIONS, continued

     Pursuant to a Share Repurchase and Registration Rights Agreement, dated as of March 1, 1992, among Paul F. Shoen, Pafran, Inc. and the Company, Paul F. Shoen had the right to require the Company to repurchase, with certain limitations, up to $3,000,000 of Common Stock owned by him. The Paul Shoen Registration Rights Agreement provides that the Company's obligation to repurchase any shares from Paul F. Shoen shall be satisfied if such shares are purchased by the ESOP Trust. Pursuant to the Paul Shoen Registration Rights Agreement, (i) on June 30, 1994, Paul F. Shoen sold 58,825 shares of Common Stock to the ESOP Trust at the then appraised value of $17.00 per share for an aggregate sales price of approximately $1,000,000 and (ii) on January 17, 1995, Paul F. Shoen sold 50,632 shares of Common Stock to the ESOP Trust at the most recent closing price for the Common Stock trading on Nasdaq of $19.75 per share for an aggregate sales price of approximately $1,000,000. In addition, Paul F. Shoen, subject to certain limitations and restrictions, may also elect under the Paul Shoen Registration Rights Agreement to cause the Company to effect a registration under the Securities Act of 1933, as amended, and applicable state securities laws of shares of Common Stock held by him. Paul F. Shoen sold 500,000 shares of Common Stock to the public in March of 1995 pursuant to his registration rights. Paul F. Shoen is a major stockholder and director of the Company.

     On February 9, 1995, Paul F. Shoen executed a settlement agreement with the Company whereby Paul F. Shoen agreed to the dismissal of certain claims he had asserted in an arbitration proceeding and in an action in the United States District Court for the District of Nevada. In exchange for Paul F. Shoen's agreement to dismiss such claims, the Company agreed, among other things, to work in good faith toward appointing independent trustees for the ESOP and to place Paul F. Shoen on the management's slate of directors for the 1994 Annual Meeting of Stockholders. In addition, the settlement agreement provided for the Company to pay Paul F. Shoen $925,000 and for the Company to receive a full release of all claims by Paul F. Shoen through the settlement date, including but not limited to, claims for reimbursement of attorneys fees related to all matters to which Paul F. Shoen is or was a party. The terms of the settlement will not result in a material adverse effect of the Company's financial position or results of operations.

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

18.  SUPPLEMENTAL CASH FLOW INFORMATION

     The (increase) decrease in receivables, inventories and accounts payable and accrued liabilities net of other operating and investing activities follows:

                                                  Year ended
                                   ---------------------------------------
                                     1997            1996            1995
                                   ---------------------------------------
                                                (in thousands)

         Receivables             $  75,150         (45,734)        (57,645)
                                   =======================================

         Inventories             $ (19,903)          4,446          (1,325)
                                   =======================================

         Accounts payable and
           accrued expenses      $ (20,819)         24,137           3,549
                                   =======================================

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

19. SUMMARIZED  CONSOLIDATED  FINANCIAL  INFORMATION  OF  INSURANCE
SUBSIDIARIES

     A summary consolidated balance sheet for RWIC is presented below:

                                                            December 31,
                                                    ----------------------
                                                         1996        1995
                                                    ----------------------
                                                          (in thousands)

      Investments - fixed maturities               $   401,198     414,323
      Other investments                                 13,609      16,730
      Receivables                                      116,373     138,650
      Deferred policy acquisition costs                  8,622       9,858
      Due from affiliate                                24,223      15,107
      Deferred federal income taxes                     16,941      17,298
      Other assets                                      28,721       7,488
                                                       -------------------
           Total assets                            $   609,687     619,454
                                                       ===================

      Policy liabilities and accruals              $   338,047     345,984
      Unearned premiums                                 50,699      64,379
      Premium deposits                                     -           -
      Other policyholders' funds and liabilities        28,592      20,909
                                                       -------------------
           Total liabilities                           417,338     431,272


      Stockholder's equity                             192,349     188,182
                                                       -------------------

                Total liabilities and
                  stockholder's equity             $   609,687     619,454
                                                       ===================

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

19. SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE SUBSIDIARIES, continued

     A summarized consolidated income statement for RWIC is presented below:

                                               Year ended December 31,
                                       -----------------------------------
                                         1996          1995          1994
                                       -----------------------------------
                                                  (in thousands)

    Premiums                         $ 156,505       140,752       133,437
    Net investment income               30,572        29,906        29,026
    Other income                         2,016         1,714         2,835
                                       -----------------------------------
         Total revenue                 189,093       172,372       165,298
    Benefits and losses                131,407       129,497       115,217
    Amortization of deferred policy
      acquisition costs                  9,858         8,973         6,644
    Other expenses                      29,566        12,466        20,281
                                       -----------------------------------
         Income from operations         18,262        21,436        23,156
    Federal income tax expense          (5,502)       (6,722)       (6,960)
                                       -----------------------------------
    Net income                       $  12,760        14,714        16,196
                                       ===================================

     A summary consolidated balance sheet for Oxford is presented below:

                                                            December 31,
                                                     ---------------------
                                                         1996        1995
                                                     ---------------------
                                                          (in thousands)

      Investments - fixed maturities               $   458,496     465,379
      Other investments                                 92,762      90,234
      Receivables                                       13,553      16,734
      Deferred policy acquisition costs                 39,976      40,137
      Due from affiliate                                   149         148
      Deferred federal income taxes                     (9,908)    (14,585)
      Other assets                                       2,142       1,668
                                                       -------------------
           Total assets                            $   597,170     599,715
                                                       ===================

      Policy liabilities and accruals              $    80,589      73,203
      Unearned premiums                                    -           -
      Premium deposits                                 433,397     410,787
      Other policyholders' funds and liabilities         7,931       9,539
                                                       -------------------
           Total liabilities                           521,917     493,529


      Stockholder's equity                              75,253     106,186
                                                       -------------------

                Total liabilities and
                  stockholder's equity             $   597,170     599,715
                                                       ===================

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

19. SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE SUBSIDIARIES, continued

     A   summarized  consolidated  income  statement  for  Oxford   is
presented below:

                                               Year ended December 31,
                                       -----------------------------------
                                         1996          1995          1994
                                       -----------------------------------
                                                  (in thousands)

    Premiums                         $  27,832        27,073        23,526
    Net investment income               18,746        16,508        14,060
    Other income                         2,294         6,801         3,202
                                       -----------------------------------
         Total revenue                  48,872        50,382        40,788
    Benefits and losses                 23,354        21,743        18,200
    Amortization of deferred policy
      acquisition costs                  6,635         8,158         4,252
    Other expenses                       8,309         7,871         8,598
                                       -----------------------------------
         Income from operations         10,574        12,610         9,738
    Federal income tax expense          (2,771)       (4,233)       (2,500)
                                       -----------------------------------
    Net income                       $   7,803         8,377         7,238
                                       ===================================

     Applicable laws and regulations of the State of Arizona require maintenance of minimum capital determined in accordance with statutory accounting practices in the amount of $400,000 for Oxford and $1,000,000 for RWIC. In addition, the amount of dividends which can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. Statutory surplus which can be distributed as dividends is $16,108,000 at December 31, 1996.

     Audited statutory net income for RWIC for the years ended December 31, 1996, 1995 and 1994 was $16,807,000, $12,273,000 and
$13,611,000, respectively; audited statutory capital and surplus was $161,085,000 and $152,156,000 at December 31, 1996 and 1995,
respectively.

     Audited statutory net income for Oxford for the years ended December 31, 1996, 1995 and 1994 was $12,815,000, $8,912,000 and
$12,150,000, respectively; audited statutory capital and surplus was $49,576,000 and $73,580,000 at December 31, 1996 and 1995,
respectively.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

20.  INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA

     Industry Segment Data - AMERCO's three industry segments are Moving and Storage Operations, Property/Casualty insurance and Life insurance. Moving and Storage Operations is composed of the operations of U-Haul International, Inc., which is engaged in the rental of various kinds of equipment and sales of related products and services and AREC. Property/Casualty insurance is composed of the operations of Republic Western Insurance Company which operates in various property and casualty lines. Life insurance is composed of the operations of Oxford Life Insurance Company which operates in various life, accident and health and annuity lines.

     Information concerning operations by industry segment follows:

                 Moving    Property/             Adjustments
               and Storage Casualty     Life         and
               Operations  Insurance  Insurance  Eliminations  Consolidated
               ------------------------------------------------------------
                                    (in thousands)

1997
----
Revenues:
 Outside       $1,208,588    169,322     47,193          -       1,425,103
 Intersegment         -       19,771      1,679      (21,450)          -
                ----------------------------------------------------------
 Total revenue $1,208,588    189,093     48,872      (21,450)    1,425,103
                ==========================================================
Pretax
 operating
 profit        $  128,215     18,262     10,574          -         157,051
                ============================================
Interest
  expense                                                           73,523
Pretax                                                           ---------
   earnings
   from
   operations                                                   $   83,528
                                                                 =========
Identifiable
 assets        $1,811,145    609,687    597,170     (299,008)    2,718,994
                ==========================================================
Depreciation/
 amortization  $   75,607     12,040      6,717          -          94,364
                ==========================================================
Capital
 expenditures  $  203,943        -          -            -         203,943
                ==========================================================

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

20.  INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, continued

                 Moving    Property/             Adjustments
               and Storage Casualty     Life         and
               Operations  Insurance  Insurance  Eliminations  Consolidated
               ------------------------------------------------------------
                                    (in thousands)

1996
----
Revenues:
 Outside       $1,141,568    159,609     49,101          -       1,350,278
 Intersegment        (656)    12,763      1,281      (13,388)          -
                ----------------------------------------------------------
 Total revenue $1,140,912    172,372     50,382      (13,388)    1,350,278
Pretax          ==========================================================
 operating
 profit        $  129,082     21,436     12,610          656       163,784
                ============================================
Interest
  expense                                                           67,558
Pretax                                                           ---------
   earnings
   from
   operations                                                   $   96,226
                                                                 =========
Identifiable
 assets        $1,916,534    619,454    599,715     (312,296)    2,823,407
                ==========================================================
Depreciation/
 amortization  $   83,734     11,176      7,517          -         102,427
                ==========================================================
Capital
 expenditures  $  291,057        -          -            -         291,057
                ==========================================================

                 Moving    Property/             Adjustments
               and Storage Casualty     Life         and
               Operations  Insurance  Insurance  Eliminations  Consolidated
               ------------------------------------------------------------
                                    (in thousands)

1995
----
Revenues:
 Outside       $1,097,111    144,642     39,347          -       1,281,100
 Intersegment         (42)    20,657      1,444      (22,059)          -
                ----------------------------------------------------------
 Total revenue $1,097,069    165,299     40,791      (22,059)    1,281,100
                ==========================================================
Pretax
 operating
 profit        $  128,278     23,074      9,824           42       161,218
                ============================================
Interest
  expense                                                           67,762
                                                                 ---------
Pretax
   earnings
   from
   operations                                                   $   93,456
                                                                 =========
Identifiable
 assets        $1,825,683    579,821    479,778     (281,605)    2,603,677
                ==========================================================
Depreciation/
 amortization  $  150,187      8,913      4,790          -         163,890
                ==========================================================
Capital
 expenditures  $  434,992        -          -            -         434,992
                ==========================================================

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

20.  INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, continued

Geographic Area Data -             United States    Canada    Consolidated
  (Canada is in U.S. $'s)          ---------------------------------------
                                               (in thousands)
1997
----
   Revenues                          $ 1,394,774      30,329     1,425,103
   Pretax earnings
     from operations                 $    81,686       1,842        83,528
   Identifiable assets               $ 2,674,603      44,391     2,718,994

1996
----
   Revenues                          $ 1,321,233      29,045     1,350,278
   Pretax earnings
     from operations                 $    92,699       3,527        96,226
   Identifiable assets               $ 2,777,146      46,261     2,823,407

1995
----
   Revenues                          $ 1,252,746      28,354     1,281,100
   Pretax earnings
     from operations                 $    90,378       3,078        93,456
   Identifiable assets               $ 2,550,252      53,425     2,603,677

21.  SUBSEQUENT EVENTS

     In February 1997, the Company, through its insurance subsidiaries, invested in the equity of a limited partnership in a Texas-based self-storage corporation. RWIC invested $13,500,000 in exchange for a 27.3% limited partnership and Oxford invested $11,000,000 in exchange for a 22.2% limited partnership. U-Haul is a 50% owner of a corporation which is a general partner in the Texas-based self-storage corporation. The Company has a $10,000,000 note receivable from the corporation.

     On May 6, 1997, the Company declared a cash dividend of $3,241,000 ($.53125 per preferred share) to preferred stockholders of record as of May 16, 1997.

     See Notes 13 and 17 of Notes to Consolidated Financial Statements for other subsequent event disclosures.

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

                                                                          Years Ended March 31,
                                                --------------------------------------------------------------------
                                                    1997           1996           1995           1994           1993
                                                --------------------------------------------------------------------
                                                    (in thousands except earnings per $100 of average investment)
Earnings data (Note A):
  Fleet Owner income:
    Credited to Fleet Owner gross
      rental income                            $   3,214          4,181          5,288          6,556          7,827
    Credited to Distribution, Accident
      and Canadian Duty Fund (Note D)                 36             69             66             71            114
                                                --------          -----          -----          -----          -----
      Total Fleet Owner income                     3,250          4,250          5,354          6,627          7,941
                                                --------          -----          -----          -----          -----
  Fleet Owner operation expenses:
    Charged to Fleet Owner (Note C)                1,639          2,182          2,127          2,404          3,100
    Charged to Distribution, Accident
      and Canadian Duty Funds (Note D)               131            254            234            237            290
                                                --------          -----          -----          -----          -----
      Total Fleet Owner operation
        expenses                                   1,770          2,436          2,361          2,641          3,390
                                                --------          -----          -----          -----          -----
      Fleet Owner earnings before
        Distribution, Accident and
        Canadian Duty Funds credit,
        depreciation and income taxes              1,480          1,814          2,993          3,986          4,551

  Distribution, Accident and Canadian
    Duty Funds credit (Note D)                        95            185            168            165            176
                                                --------          -----          -----          -----          -----
      Net Fleet Owner earnings before
        depreciation and income taxes          $   1,575          1,999          3,161          4,151          4,727
                                                ========          =====          =====          =====          =====
Investment data (Note A):
  Amount at end of year                        $     977          3,138          4,382          5,257          6,332
                                                ========          =====          =====          =====          =====
Average amount during year                     $   2,339          3,701          4,820          5,668          6,976
                                                ========          =====          =====          =====          =====
      Net Fleet Owner earnings before
        depreciation and income taxes
        per $100 of average investment
        (Note B)                               $   67.38          54.04          65.59          73.23          67.76
                                                ========          =====          =====          =====          =====


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

    Fleet Owner income is based on Independent Rental Dealer reports of rentals transacted through the day preceding the last Monday of each month and received by U-Haul International, Inc. by the end of the month and Company-Operated U-Haul Center reports of rentals transacted through the last day of
    each month.   Payments  to Fleet Owners for trailers lost  or  retired from rental service as a result of damage by accident have not been reflected in this summary because such payments do not relate to earnings before depreciation and income taxes but, rather, investment (depreciation).

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

(C) A summary of operations expenses charged directly to Independent Fleet Owners follows:

                                              Year ended March 31,
                                         ---------------------------------------
                                            1997    1996    1995    1994    1993
                                         ---------------------------------------
                                                       (in thousands)


        Licenses                        $    434     436     503     520     593
        Public liability insurance           198     264     320     392     510
        Repairs and maintenance            1,007   1,482   1,304   1,492   1,997
                                         ---------------------------------------
                                        $  1,639   2,182   2,127   2,404   3,100
                                         =======================================

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

                             Additional Information

(E) Commissions foregone for transfer to the Distribution, Accident and Canadian Duty Funds (net of fees in excess of expenses incurred) follows:

                                                  Fleet Owners
                             Subsidiary     ----------------------
                               U-Haul       Subsidiary
                             Companies      Companies  Independent     Total
                             -----------------------------------------------
                                             (in thousands)
          Year ended:

        March 31, 1997          882            439          36        1,357
        March 31, 1996        1,287            624          69        1,980
        March 31, 1995          986            465          66        1,517
        March 31, 1994          873            399          71        1,343
        March 31, 1993          879            358         114        1,351





(F) A summary of Independent Fleet Owner expenses incurred by the Funds follows:

                                                                    Year ended March 31,
                                                            --------------------------------------------
                                                             1997      1996     1995      1994      1993
                                                            --------------------------------------------
                                                                         (in thousands)
Accident repairs                                           $ 1,111     1,675   1,295     1,085     1,199
Less portion allocated to fleets owned by subsidiary
  companies                                                    980     1,421   1,061       848       909
                                                            ------     -----   -----     -----     -----
           Total Independent Fleet Owner expenses paid
             by funds                                          131       254     234       237       290
Add portion allocated to fleets owned by subsidiary
  companies                                                    980     1,421   1,061       848       909
Return of investment (accident reimbursement)                  246       305     222       258       152
                                                            ------     -----   -----     -----     -----
           Total expenses incurred by Funds                $ 1,357     1,980   1,517     1,343     1,351
                                                            ======     =====   =====     =====     =====

                         Schedule I


        Condensed Financial Information of Registrant
                           AMERCO
                       Balance Sheets
                          March 31,


                                                        1997           1996
                                                    ------------------------
                                                          (in thousands)
Assets
------

   Cash                                           $     1,388          5,487
   Investment in subsidiaries                         629,415        613,606
   Due from unconsolidated subsidiaries               881,700      1,073,819
   Other assets                                        56,798          3,849
                                                    ------------------------

                                                  $ 1,569,301      1,696,761
                                                    ========================

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
   Notes and loans                                $   915,079        929,236
   Other liabilities                                   34,131         99,334
                                                    ------------------------

Stockholders' equity:
   Preferred stock                                        -              -
   Common stock                                        10,563         10,000
   Additional paid-in capital                         337,933        165,756
   Foreign currency translation                       (14,133)       (11,877)
   Net unrealized gain on investments                   4,411         11,097

   Retained earnings:
     Beginning of year                                609,019        561,589
     Net earnings                                      51,865         60,394
     Dividends paid                                   (16,875)       (12,964)
                                                    ------------------------
                                                      644,009        609,019

   Less:
     Cost of common shares in treasury                359,723        111,118
     Unearned employee stock
       ownership plan shares                            2,969          4,686
                                                    ------------------------
          Total stockholders' equity                  620,091        668,191
                                                    ------------------------
                                                  $ 1,569,301      1,696,761
                                                    ========================

     See   accompanying   notes  to   condensed   financial
information and notes to consolidated financial statements incorporated herein by reference.

        Condensed Financial Information of Registrant
                           AMERCO
                   Statements of Earnings
                    Years Ended March 31,


                                          1997         1996         1995
                                     ------------------------------------
                                     (in thousands except per share data)

Revenues
--------
   Net interest income from
     subsidiaries                  $     58,723       63,133       66,050
   Other revenue                          2,445          753          465
                                     ------------------------------------

   Total revenues                        61,168       63,886       66,515
                                     ------------------------------------
Expenses
--------
   Interest expense                      71,039       63,133       66,050
   Other expenses                         7,374       14,119       11,515
                                     ------------------------------------

   Total expenses                        78,413       77,252       77,565
                                     ------------------------------------

   Operating loss                       (17,245)     (13,366)     (11,050)

   Equity in earnings of
     unconsolidated subsidiaries         98,895      107,550      102,583

   Income tax expense                   (27,466)     (33,790)     (31,501)

   Extraordinary loss on early
     extinguishment of debt, net         (2,319)         -            -
                                     ------------------------------------

      Net earnings                 $     51,865       60,394       60,032
                                     ====================================
   Earnings from operations
     before extraordinary loss
     on early extinguishment of
     debt                          $       1.44         1.33         1.23
   Extraordinary loss on early
     extinguishment of debt, net          (0.09)         -            -
                                     ------------------------------------
      Net earnings                 $       1.35         1.33         1.23
                                     ====================================

   Weighted average common
     shares outstanding              25,479,651   35,736,335   38,190,552
                                     ====================================

     See   accompanying   notes  to   condensed   financial
information and notes to consolidated financial statements incorporated herein by reference.

             Condensed Financial Information of Registrant
                                AMERCO
                       Statements of Cash Flows
                         Years Ended March 31,


                                           1997         1996         1995
                                       -----------------------------------
                                                    (in thousands)

Cash flows from operating activities:
Net earnings                          $   51,865       60,394       60,032
  Amortization, net                        1,954           34          545
  Equity in earnings of
    subsidiaries                          65,392       69,085       67,139
  Increase (decrease) in amounts due
    from unconsolidated subsidiaries     192,119        3,195      (91,475)
  Net change in operating assets and
    liabilities                          (63,961)    (121,490)    (100,639)
  Other, net                              (8,641)      18,485       (8,194)
                                        ----------------------------------

Net cash provided (used) by
  operating activities                   238,728       29,703      (72,592)
                                        ----------------------------------

Cash flows from financing activities:
Net change in short term borrowings     (347,000)      84,500      178,750
Proceeds from notes                      562,000      140,000          -
Repayments from Leveraged Employee
  Stock Ownership Plan loan                1,717        1,717        1,717
Principal payments on notes             (229,157)    (106,826)     (89,706)
Debt issuance costs                       (5,612)      (1,027)        (319)
Issuance of common stock                  73,709          -            -
Issuance of preferred stock               98,546          -            -
Preferred stock dividends paid           (16,875)     (12,964)     (12,964)
Treasury Stock purchase, net            (248,605)    (100,657)         -
Deferred tax-treasury stock              (80,997)     (34,938)         -
Escrow deposit                           (48,234)         -            -
Extraordinary loss on early
  extinguishment of debt, net             (2,319)         -            -
                                        ----------------------------------

Net cash provided (used) by
  financing activities                  (242,827)     (30,195)      77,478
                                        ----------------------------------

Increase (decrease) in cash               (4,099)        (492)       4,886
Cash and cash equivalents
  at beginning of year                     5,487        5,979        1,093
                                        ----------------------------------

Cash and cash equivalents
  at end of year                      $    1,388        5,487        5,979
                                        ==================================


     Income taxes paid in cash amounted to $4,721,000, $285,000 and $8,794,000 for 1997, 1996 and 1995, respectively. Interest paid in cash amounted to $67,492,000, $67,150,000 and $65,840,000 for 1997,
1996 and 1995, respectively.

     See accompanying notes to condensed financial information and notes to consolidated financial statements incorporated herein by reference.

             Condensed Financial Information of Registrant
                                AMERCO
               Notes to Condensed Financial Information
                     March 31, 1997, 1996 and 1995


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     AMERCO, a Nevada corporation, was incorporated in April, 1969, and is the holding company for U-Haul International, Inc., Republic Western Insurance Company, Oxford Life Insurance Company and Amerco Real Estate Company. The financial statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Form 10-K.

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

2.  GUARANTEES

     AMERCO has guaranteed performance of certain long-term leases. See Note 13 of Notes to Consolidated Financial Statements.

3.   NOTES AND LOANS PAYABLE

      Notes and loans payable consist of the following:

                                                       March 31,
                                               ----------------------
                                                   1997         1996
                                               ----------------------
                                                     (in thousands)
      Medium-term notes payable, unsecured,
         5.85% to 8.08% interest
            rates, due through 2027           $  387,000       95,050
      Note payable to insurance companies,
         unsecured 6.43% to 10.27%
            interest rates, due
            through 2006                         226,500      339,000
      Notes payable to public,
         unsecured, 7.85% interest
            rate, due through 2004               175,000          -
      Notes payable to banks, unsecured,
         4.81% to 7.54% interest
            rates, due through 2001               62,500       84,100
      Other notes payable, unsecured,
         9.50% interest rate,
            due through 2005                          79           86
      Unsecured notes payable to banks
         under revolving lines of credit,
            5.74% to 5.80% interest rates         60,000      338,000

      Other short-term promissory notes            4,000       73,000
                                                 --------------------
                                              $  915,079      929,236
                                                 ====================

     For additional information, see Note 5 of Notes to Consolidated Financial Statements.

                                   Schedule V

                      AMERCO AND CONSOLIDATED SUBSIDIARIES
     Supplemental Information (For Property-Casualty Insurance Underwriters)
                  Years ended December 31, 1996, 1995 and 1994



                                Reserves                                                         Amorti-
                              for Unpaid                                                         zation    Paid
                                Claims                                           Claims and        of     Claims
                       Deferred   and                                          Claim Adjustment  Deferred   and
                       Policy   Claim                        Net      Net     Expenses Incurred  Policy   Claim      Net
       Affiliation     Acqui-   Adjust-  Discount           Earned   Invest-  Related to         Acqui-  Adjust-   Premiums
           With         sition    ment    if any, Unearned  Premiums  ment    Current   Prior    sition    ment    Written
 Year   Registrant      Costs   Expenses Deducted Premiums    (1)    Income    Year     Year      Costs  Expenses    (2)
----    ----------      -----   -------- -------- --------  -------  ------   ------    -----    ------  --------  -------
                                     (in thousands)
 97 Consolidated
    property -
    casualty entity  $  8,622  332,674      N/A     50,699  136,780  30,572   112,394   11,527    9,858  119,674    129,034

 96 Consolidated
    property -
    casualty entity     9,858  341,981      N/A     64,379  128,083  29,906   114,110    8,292    8,973  109,372    125,789

 95 Consolidated
    property -
    casualty entity     8,973  329,741      N/A     63,938  112,862  29,026   102,782    6,576    6,644   92,651    119,952



(1) The earned premiums are reported net of intersegment transactions. Earned premiums eliminated in consolidation amount to $19,725,000, $12,669,000 and $20,575,000 for the years ended 1997, 1996 and 1995, respectively.

(2) The premiums written are reported net of intersegment transactions.
    Premiums written eliminated in consolidation amount to $15,373,000, $14,206,000 and $19,407,000 for the years ended 1997, 1996 and 1995, respectively.


                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AMERCO



                           By: /S/ EDWARD J. SHOEN
                               --------------------
                               Edward J. Shoen
                               Chairman of the Board


Dated:  June 26, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    Signature                       Title               Date



/S/ EDWARD J. SHOEN         Chairman of the Board   June 26, 1997
----------------------       (Principal Executive
Edward J. Shoen               Officer)




/S/ GARY B. HORTON          Principal Financial     June 26, 1997
----------------------       and Accounting Officer
Gary B. Horton



/S/ WILLIAM E. CARTY        Director                June 26, 1997
----------------------
William E. Carty



/S/ JAMES P. SHOEN          Director                June 26, 1997
----------------------
James P. Shoen



/S/ RICHARD J. HERRERA      Director                June 26, 1997
----------------------
Richard J. Herrera



/S/ CHARLES J. BAYER        Director                June 26, 1997
----------------------
Charles J. Bayer