Form 10-Q
period 1997-06-30
AMERCO /NV/
filed 1997-08-19
CIK 4457

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1997

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

22,614,087 shares of AMERCO Common Stock, $0.25 par value were outstanding at August 19, 1997.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at August 19, 1997. U-Haul
International, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                          TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         a)  Consolidated Balance Sheets as of June 30, 1997,
             March 31, 1997 and June 30, 1996...................    4

         b)  Consolidated Statements of Earnings for the
             Quarters ended June 30, 1997 and 1996..............    6

         c)  Consolidated Statements of Changes in Stockholders'
             Equity for the Quarters ended June 30, 1997
             and 1996...........................................    7

         d)  Consolidated Statements of Cash Flows for the
             Quarters ended June 30, 1997 and 1996..............    9

         f)  Notes to Consolidated Financial Statements -
             June 30, 1997, March 31, 1997 and
             June 30, 1996......................................   10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................   17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings......................................   23

Item 6.  Exhibits and Reports on Form 8-K.......................   23

                          THIS PAGE LEFT
                        INTENTIONALLY BLANK

                  PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


               AMERCO AND CONSOLIDATED SUBSIDIARIES

                    Consolidated Balance Sheets


                                               June 30,   March 31,    June 30,
            ASSETS                              1997        1997         1996
                                            -----------------------------------
                                            (unaudited)   (audited) (unaudited)
                                                       (in thousands)


Cash and cash equivalents                  $    33,178      41,752       39,972
Receivables                                    242,214     238,523      267,287
Inventories                                     62,926      65,794       51,447
Prepaid expenses                                19,775      17,264       14,591
Investments, fixed maturities                  850,667     859,694      884,049
Investments, other                             150,262     127,306      128,434
Deferred policy acquisition costs               50,924      48,598       54,726
Other assets                                    73,594      72,997       19,550
                                             ----------------------------------

Property, plant and equipment, at
  cost:
  Land                                         210,995     209,803      213,936
  Buildings and improvements                   819,770     814,744      784,478
  Furniture and equipment                      201,911     199,126      190,182
  Rental trailers and other rental
    equipment                                  152,783     148,807      145,811
  Rental trucks                              1,051,231     947,911      965,133
  General rental items                          21,590      21,600       22,574
                                             ----------------------------------
                                             2,458,280   2,341,991    2,322,114
  Less accumulated depreciation              1,106,084   1,094,925    1,072,298
                                             ----------------------------------

       Total property, plant and
         equipment                           1,352,196   1,247,066    1,249,816
                                             ----------------------------------























                                           $ 2,835,736   2,718,994     2,709,872
                                             ===================================

The accompanying notes are an integral part of these consolidated financial statements.

                                              June 30,     March 31,    June 30,
 LIABILITIES AND STOCKHOLDERS' EQUITY           1997         1997         1996
                                            ------------------------------------
                                            (unaudited)   (audited)  (unaudited)
                                                       (in thousands)

Liabilities:
  Accounts payable and accrued
    liabilities                            $   137,309      131,099     179,378
  Notes and loans                            1,035,340      983,550     756,098
  Policy benefits and losses, claims
    and loss expenses payable                  468,568      469,134     497,461
  Liabilities from premium deposits            429,984      433,397     422,514
  Cash overdraft                                47,942       23,606      22,709
  Other policyholders' funds and
    liabilities                                 31,896       30,966      30,510
  Deferred income                               36,317       35,247      33,262
  Deferred income taxes                         28,000        9,675      89,983
                                             ----------------------------------

Stockholders' equity:
  Serial preferred stock, with or
    without par value, 50,000,000
    shares authorized -
    Series A preferred stock, with no
      par value, 6,100,000 shares issued
      and outstanding as of June 30, 1997,
      March 31, 1997 and June 30, 1996               -            -         -
    Series B preferred stock, with no
      par value, 100,000 shares issued
      and outstanding as of June 30, 1997,
      March 31, 1997 and none issued and
      outstanding as of June 30, 1996                -            -         -
  Serial common stock, with or
    without par value, 150,000,000
    shares authorized -
    Series A common stock of $0.25 par
      value, 10,000,000 shares authorized,
      5,762,495 shares issued as of
      June 30, 1997,  March 31, 1997,
      and June 30, 1996                          1,441        1,441       1,441
  Common stock of $0.25 par value,
    150,000,000 shares authorized,
    36,487,505 shares issued as of June 30,
    1997 and March 31, 1997, and 34,237,505
    shares issued as of June 30, 1996            9,122        9,122       8,559
  Additional paid-in capital                   337,933      337,933     165,756
  Foreign currency translation adjustment      (14,365)     (14,133)    (12,372)
  Unrealized gain(loss) on investments          (1,432)       4,411       3,084
  Retained earnings                            667,976      644,009     645,783
                                             ----------------------------------
                                             1,000,675      982,783     812,251
  Less:
    Cost of common shares in treasury,
      (19,635,913 shares as of June 30,
      1997 and March 31, 1997, 7,209,077
      shares as of June 30, 1996)              359,723      359,723     111,118
    Unearned employee stock
      ownership plan shares                     20,572       20,740      23,176
                                             ----------------------------------
         Total stockholders' equity            620,380      602,320     677,957

Contingent liabilities and commitments

                                             ----------------------------------


                                           $ 2,835,736    2,718,994   2,709,872
                                             ==================================

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                Consolidated Statements of Earnings

                      Quarters ended June 30,
                            (Unaudited)

                                                   1997         1996
                                              ------------------------
                                                (in thousands except
                                                   per share data)

Revenues
  Rental and other revenue                  $    272,485      260,495
  Net sales                                       56,719       55,979
  Premiums                                        35,465       31,155
  Net investment income                           11,588       13,002
                                              -----------------------
       Total revenues                            376,257      360,631

Costs and expenses
  Operating expense                              225,003      210,733
  Cost of sales                                   31,397       31,581
  Benefits and losses                             35,099       23,258
  Amortization of deferred acquisition
    costs                                          3,460        4,022
  Depreciation                                    20,490       18,779
  Interest expense, net of interest
    income of $3,478 and $10,883 in
    1997 and 1996, respectively                   16,688        7,971
                                              -----------------------
       Total costs and expenses                  332,137      296,344

Pretax earnings from operations                   44,120       64,287
Income tax expense                               (14,922)     (24,282)
                                              -----------------------

       Net earnings                         $     29,1982      40,005
                                              =======================

Earnings per common share:
Net earnings                                $        1.09        1.15
                                              =======================

Weighted average common shares outstanding    21,879,156   32,015,301
                                              =======================


The accompanying notes are an integral part of these consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

    Consolidated Statements of Changes in Stockholders' Equity

                      Quarters ended June 30,
                            (Unaudited)

                                                   1997        1996
                                                 -------------------
                                                    (in thousands)
Series A common stock of $0.25 par value:
  10,000,000 shares authorized, 5,762,495
  shares issued as of June 30, 1997,
  March 31, 1997 and June 30, 1996
    Beginning and end of period                 $  1,441       1,441
                                                 -------------------

Common stock of $0.25 par value:
  150,000,000 shares authorized, 36,487,505
  shares issued as of June 30, 1997 and
  March 31, 1997, and 34,237,505 shares
  issued as of June 30, 1996
    Beginning and end of period                    9,122       8,559
                                                 -------------------

Additional paid-in capital:
  Beginning and end of period                    337,933     165,756
                                                 -------------------

Foreign currency translation:
  Beginning of period                            (14,133)    (11,877)
  Change during period                              (232)       (495)
                                                 -------------------

  End of period                                  (14,365     (12,372)
                                                 -------------------

Unrealized gain (loss) on investments:
  Beginning of period                              4,411      11,097
  Change during period                            (5,843)     (8,013)
                                                 -------------------

  End of period                                   (1,432)      3,084
                                                 -------------------

Retained earnings:
  Beginning of period                            644,009     609,019
    Net earnings                                  29,198      40,005
    Dividends paid to stockholders:
      Preferred stock Series A($0.53 per share)   (3,241)     (3,241)
      Preferred stock Series B($19.90 per share)  (1,990)        -
                                                 -------------------

  End of period                                $ 667,976     645,783
                                                 -------------------


The accompanying notes are an integral part of these consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

    Consolidated Statements of Changes in Stockholders' Equity

                      Quarters ended June 30,
                            (Unaudited)

                                                   1997        1996
                                                --------------------
                                                    (in thousands)
Less Treasury stock:
  Beginning and end of period                    359,723     111,118
                                                 -------------------

Less Unearned employee stock ownership
    plan shares:
  Beginning of period                             20,740      23,329
  Increase in loan                                     1         -
  Proceeds from loan                                (169)       (153)
                                                 -------------------

  End of period                                   20,572      23,176
                                                 -------------------

Total stockholders' equity                     $ 620,380     677,957
                                                 ===================






The accompanying notes are an integral part of these consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

               Consolidated Statements of Cash Flows

                      Quarters ended June 30,
                            (Unaudited)
                                                   1997        1996
                                                --------------------
                                                    (in thousands)
Cash flows from operating activities:
  Net earnings                                $   29,198      40,005
    Depreciation and amortization                 25,435      25,180
    Provision for losses on accounts
      receivable                                   1,120         869
    Net (gain) loss on sale of real and
      personal property                               89         500
    Gain on sale of investments                       75        (207)
    Changes in policy liabilities and
      accruals                                     7,870      10,976
    Additions to deferred policy
      acquisition costs                           (3,545)     (6,385)
    Net change in other operating assets
      and liabilities                             19,815     126,755
                                                --------------------
Net cash provided by operating activities         80,057     197,693
                                                --------------------

Cash flows from investing activities:
  Purchases of investments:
    Property, plant and equipment               (210,431)    (61,686)
    Fixed maturities                             (39,134)    (51,483)
    Private equity investment                    (24,500)        -
    Preferred Stock                                 (979)        -
    Real estate                                      -           353
    Mortgage loans                                (6,036)     (1,800)
  Proceeds from sale of investments:
    Property, plant and equipment                 82,937     137,031
    Fixed maturities                              39,757      31,955
    Real estate                                      138         335
    Mortgage loans                                 6,809       5,366
  Changes in other investments                     1,497      (4,634)
                                                --------------------
Net cash provided (used) by investing
  activities                                    (149,942)     55,437
                                                --------------------

Cash flows from financing activities:
  Net change in short-term borrowings             76,000    (391,000)
  Proceeds from notes                                -       175,000
  Debt issuance costs                               (439)     (2,146)
  Loan to leveraged Employee Stock
    Ownership Plan                                    (1)        -
  Repayments from leveraged Employee Stock
    Ownership Plan                                   169         153
  Principal payments on notes                    (24,210)    (26,122)
  Net change in cash overdraft                    24,336      (9,450)
  Preferred stock dividends paid                  (5,231)     (3,241)
  Investment contract deposits                     4,818      25,891
  Investment contract withdrawals                (14,131)    (13,411)
                                                --------------------
Net cash provided (used) by
  financing activities                            61,311    (244,326)
                                                --------------------
Increase (decrease)in cash and
  cash equivalents                                (8,574)      8,804
Cash and cash equivalents at
  beginning of period                             41,752      31,168
                                                --------------------
Cash and cash equivalents at
  end of period                               $   33,178      39,972
                                                ====================


The accompanying notes are an integral part of these consolidated financial statements.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements

            June 30, 1997, March 31, 1997 and June 30, 1996
                              (Unaudited)


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

     The consolidated balance sheets as of June 30, 1997 and 1996, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the quarters ended June 30, 1997 and 1996 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

     Earnings per share are computed by dividing net earnings after deduction of preferred stock dividends by the weighted average number of common shares outstanding, excluding shares of the employee stock ownership plan that have not been committed to be released. Preferred dividends include undeclared or unpaid dividends of the Company.

     Certain   reclassifications  have  been  made  to  the  financial
statements for the quarter ended June 30, 1996 to conform with the current year's presentation.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


2.   INVESTMENTS

     A comparison of amortized cost to market for fixed maturities is as follows:

  March 31, 1997
-------------------     Par Value               Gross       Gross    Estimated
  Consolidated         or number  Amortized  unrealized  unrealized   market
  Held-to-Maturity     of shares     cost      gains       losses      value
                       ------------------------------------------------------
                                            (in thousands)

  U.S. treasury
    securities
    and government
    obligations        $  16,630  $  16,514        848         (43)   17,319
  U.S. government
    agency mortgage-
    backed securities  $  48,547     48,276        287      (2,180)   46,383
  Obligations of
    states and
    political
    subdivisions       $  30,130     29,928        869        (130)   30,667
  Corporate
    securities         $ 167,680    171,734      2,092      (3,345)  170,481
  Mortgage-backed
    securities         $ 111,284    109,827        900      (2,646)  108,081
  Redeemable preferred
    stocks                 1,168     32,712        318        (436)   32,594
                                    ----------------------------------------

                                    408,991      5,314      (8,780)  405,525
                                    ----------------------------------------

  March 31, 1997
-----------------                               Gross       Gross    Estimated
  Consolidated                    Amortized  unrealized  unrealized   market
  Available-for-Sale   Par Value     cost      gains       losses      value
                       ------------------------------------------------------
                                            (in thousands)

  U.S. treasury
    securities and
    government
    obligations        $  11,685     11,766        701         -      12,467
  U.S. government
    agency mortgage-
    backed securities  $  28,423     27,934        139        (502)   27,571
  States,
    municipalities
    and political
    subdivisions       $  11,900     12,079        431        (160)   12,350
  Corporate
    securities         $ 299,605    302,960      3,760      (5,465)  301,255
  Mortgage-backed
    securities         $  77,094     76,565        849      (1,238)   76,176
  Preferred
    stock              $     476     11,794        127         (64)   11,857
                                    ----------------------------------------

                                    443,098      6,007      (7,429)  441,676
                                    ----------------------------------------

         Total                    $ 852,089     11,321     (16,209)  847,201
                                    ----------------------------------------

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

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)



3.    SUMMARIZED  CONSOLIDATED  FINANCIAL  INFORMATION  OF  INSURANCE
SUBSIDIARIES

     A summary consolidated balance sheet for RWIC is presented below:

                                                             March 31,
                                                     ---------------------
                                                         1997        1996
                                                     ---------------------
                                                          (in thousands)

    Investments - fixed maturities                 $   411,652     413,669
    Other investments                                   22,122      14,330
    Receivables                                        114,790     155,611
    Deferred policy acquisition costs                    9,778      11,682
    Due from affiliate                                  22,352      12,415
    Deferred federal income taxes                       14,751      17,119
    Other assets                                         9,095       7,989
                                                       -------------------
         Total assets                              $   604,540     632,815
                                                       ===================

    Policy liabilities and accruals                $   336,969     343,223
    Unearned premiums                                   48,823      79,218
    Other policyholders' funds and liabilities          25,721      20,018
                                                       -------------------
         Total liabilities                             411,513     442,459

     Stockholder's equity                              193,027     190,356
                                                       -------------------
              Total liabilities and
                stockholder's equity               $   604,540     632,815
                                                       ===================

     A summarized consolidated income statement for RWIC is presented below:

                                                    Quarter ended March 31,
                                                   -----------------------
                                                         1997        1996
                                                   -----------------------
                                                          (in thousands)

    Premiums                                       $    34,482      25,238
    Net investment income                                7,282       7,737
    Other income                                            55         (52)
                                                     ---------------------
         Total revenue                                  41,819      32,923
    Benefits and losses                                 29,438      17,824
    Amortization of deferred policy
      acquisition costs                                  2,155       2,464
    Other expenses                                       5,203       6,640
                                                     ---------------------
         Income from operations                          5,023       5,995
    Federal income tax expense                          (1,550)     (1,886)
                                                     ---------------------
    Net income                                     $     3,473       4,109
                                                     =====================

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

3.   SUMMARIZED  CONSOLIDATED  FINANCIAL  INFORMATION  OF   INSURANCE
SUBSIDIARIES, continued

     A summary consolidated balance sheet for Oxford is presented below:

                                                             March 31,
                                                     ---------------------
                                                         1997        1996
                                                     ---------------------
                                                          (in thousands)

    Investments - fixed maturities                 $   439,015     470,380
    Other investments                                  105,911      89,679
    Receivables                                         12,349      14,733
    Deferred policy acquisition costs                   41,146      43,044
    Due from affiliate                                     507         291
    Other assets                                         2,928       2,347
                                                       -------------------
         Total assets                              $   601,856     620,474
                                                       ===================

    Policy liabilities and accruals                $    82,776      75,025
    Premium deposits                                   429,984     422,514
    Other policyholders' funds and liabilities           6,587      14,213
    Deferred taxes                                       8,856      10,588
                                                       -------------------
         Total liabilities                             528,203     522,340
    Stockholder's equity                                73,653      98,134
                                                       -------------------

                Total liabilities and
                  stockholder's equity             $   601,856     620,474
                                                       ===================

     A   summarized  consolidated  income  statement  for  Oxford  is presented below:

                                                    Quarter ended March 31,
                                                   -----------------------
                                                         1997        1996
                                                   -----------------------
                                                          (in thousands)

    Premiums                                       $     5,943       7,089
    Net investment income                                4,433       4,882
    Other income                                            41        (541)
                                                      --------------------
         Total revenue                                  10,417      11,430
    Benefits and losses                                  5,661       5,434
    Amortization of deferred policy
      acquisition costs                                  1,305       1,558
    Other expenses                                       1,400       1,483
                                                      --------------------
         Income from operations                          2,051       2,955
    Federal income tax expense                            (604)     (1,028)
                                                      --------------------
    Net income                                     $     1,447       1,927
                                                      ====================

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


4.   CONTINGENT LIABILITIES AND COMMITMENTS

     During the three months ended June 30, 1997, a subsidiary of U-Haul entered into eleven transactions, and has subsequently entered into three additional transactions, whereby the Company sold rental trucks and subsequently leased back. The Company has guaranteed $14,857,000 of residual values and an additional $5,346,000 subsequent to June 30, 1997 for these assets at the end of the respective lease terms. U-Haul also subsequently entered into one transaction, whereby the Company sold and subsequently leased back computer equipment. Following are the lease commitments for the leases executed during the three months ended June 30, 1997, and subsequently which have a term of more than one year (in thousands):

                                              Net activity
             Year ended           Lease       subsequent to
              March 31,        Commitments     quarter end      Total
            ---------------------------------------------------------

             1998              $  (6,209)         1,097        (5,112)
             1999                 (8,167)         1,558        (6,609)
             2000                 (8,167)         1,558        (6,609)
             2001                 (1,257)         2,565         1,308
             2002                  5,405          2,876         8,281
             Thereafter           21,952          7,986        29,938
                                 ------------------------------------
                               $   3,557         17,640        21,197
                                 ====================================



     During the three months ended June 30, 1997, the Company has reduced future lease commitments by $68,000,000 and subsequently $8,432,000 through early termination of certain leases. Residual value guarantees were also reduced by $11,402,000 and $1,527,000 in connection with the terminations.

     In the normal course of business, the Company is a defendant in a number of suits and claims. The Company is also a party to several administrative proceedings arising from state and local provisions that regulate the removal and/or clean-up of underground fuel storage tanks. It is the opinion of management that none of such suits, claims or proceedings involving the Company, individually or in the aggregate are expected to result in a material loss.


5.   SUPPLEMENTAL CASH FLOWS INFORMATION

     The (increase) decrease in receivables, inventories and accounts payable and accrued liabilities net of other operating and investing activities follows:

                                            Quarters ended June 30,
                                               1997         1996
                                             ---------------------
                                                (in thousands)

        Receivables                       $   (9,049)       74,020
                                             =====================
        Inventories                       $    2,868        (5,556)
                                             =====================
        Accounts payable and
          accrued liabilities             $    6,744        28,728
                                             =====================

     Income taxes paid in cash amounted to none and $53,000 for the quarters ended June 30, 1997 and 1996, respectively.

     Interest paid in cash amounted to $17,395,000 and $18,080,000 for the quarters ended June 30, 1997 and 1996, respectively.

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

     The following table reflects the calculation of the earnings per share (in thousands except per share data):
                                     Quarters ended June 30,
                                        1997            1996
                                     -----------------------

     Earnings from operations     $    29,198         40,005
     Less dividends
       on preferred shares              5,255          3,241
                                     -----------------------
     Net earnings for per
       share calculation          $    23,943         36,764
                                     =======================

     Earnings per common share    $      1.09           1.15
                                    ========================

     Weighted average common
       shares outstanding          21,879,156     32,015,301
                                   =========================

7.  RELATED PARTIES

     During the quarter ended June 30, 1997, a subsidiary held various senior and junior notes with SAC Holding corporation and its subsidiaries (SAC Holdings). The voting common stock of SAC Holdings is held by Mark. V. Shoen, a major stockholder of the Company.

     The Company's subsidiary received principal payments of $911,000 and interest payments of $1,263,000 from SAC Holdings during the quarter.

     The  Company  currently  manages  the  properties  owned  by  SAC
Holdings pursuant to a management agreement, under which the Company receives a management fee equal to 6% of the gross receipts from the properties. The Company received management fees of $434,000 during the quarter ended June 30, 1997. The management fee percentage is consistent with the fees received by the Company for other properties managed by the Company.


8.  NEW ACCOUNTING STANDARDS

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

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


9.  SUBSEQUENT EVENTS

     On  July  7, 1997, the Company executed an agreement with  Sophia
Shoen whereby the Company paid $1,250,000 to Sophia Shoen to settle an arbitration proceeding entitled JAMS-ENDISPUTE Link No. 940517195 and
                                --------------
to terminate a Share Repurchase and Registration Right Agreement.
Sophia Shoen is a major stockholder and the sister of Edward J., James P., and Paul F. Shoen, who are major stockholders and directors of the Company.

     In July 1997, the Company extinguished $76,000,000 of its long-term notes originally due in fiscal 1999 through fiscal 2002. The above transactions resulted in an extraordinary loss of $4,134,000, net of tax of $2,275,000 ($0.19 per share).

     On August 5, 1997, the Company declared a cash dividend of $3,241,000 ($0.53125 per preferred share) to preferred stockholders of record as of August 15, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
     The following table shows industry segment data from the Company's three primary industry segments: Moving and Storage Operations, Property/Casualty Insurance and Life Insurance. Moving and Storage Operations is composed of the operations of U-Haul, which consists of the rental of trucks, automobile-type trailers and self-storage space and sales of related products and services and AREC. Property/Casualty Insurance is composed of the operations of RWIC, which operates in various property and casualty lines. Life insurance is composed of the operations of Oxford, which operates in various life, accident and health and annuity lines. The Company's U-Haul Moving and Storage Operations are seasonal and proportionately more of the Company's revenues and net earnings are generated in the first and second quarters each fiscal year (April through September).

                    Moving and  Property/              Adjustments
                      Storage   Casualty      Life        and
                    Operations  Insurance  Insurance  Eliminations Consolidated
                    -----------------------------------------------------------
                                            (in thousands)
Quarter ended
June 30, 1997
Revenues:
  Outside           $  329,202     37,140     9,915          -          376,257
  Intersegment             -        4,679       502       (5,181)          -
                     ----------------------------------------------------------
    Total revenues     329,202     41,819    10,417       (5,181)       376,257
                     ==========================================================
Operating profit    $   53,734      5,023     2,051          -           60,808
                     ===========================================
Interest expense                                                         16,688
                                                                         ------
Pretax earnings
  from operations                                                     $  44,120
                                                                         ======
Identifiable assets $1,933,630    604,540   601,856     (304,290)     2,835,736
                     ==========================================================

                    Moving and  Property/              Adjustments
                      Storage   Casualty      Life        and
                    Operations  Insurance  Insurance  Eliminations Consolidated
                    -----------------------------------------------------------
                                            (in thousands)
Quarter ended
June 30, 1996
Revenues:
  Outside           $  317,609     31,983    11,039          -          360,631
  Intersegment             -          940       391       (1,331)           -
                     ----------------------------------------------------------
    Total revenues     317,609     32,923    11,430       (1,331)       360 631
                     ==========================================================
Operating profit    $   63,308      5,995     2,955          -           72,258
                     ===========================================
Interest expense                                                          7,971
                                                                        -------
Pretax earnings
  from operations                                                     $  64,287
                                                                        =======
Identifiable assets $1,774,805    632,815   620,474     (318,222)     2,709,872
                     ==========================================================

QUARTER ENDED JUNE 30, 1997 VERSUS QUARTER ENDED JUNE 30, 1996

Moving and Storage Operations
     Revenues consist of rental revenues and net sales.

     Total rental revenue increased by $11.3 million, 4.3%, to $272.6 million during the first quarter of fiscal 1998. The increase was primarily due to increased fleet activity.

     Net sales revenues were $56.7 million in the first quarter of fiscal 1998, which represents a 1.3% increase from the first quarter of fiscal 1997 net sales of $56.0 million. Revenue realized from the sale of moving support items (i.e. boxes, etc.) and propane was $1.7 million higher for the first quarter of fiscal 1998. These gains were partially offset by a $0.5 million decrease in gasoline sales and a $0.5 million decrease in outside repair income.

     Cost of sales was $31.4 million for the first quarter of fiscal 1998, as compared to $31.6 million for the same period in fiscal 1997. Higher material costs for hitches were offset by a reduction in moving support sales item costs and a reduction in gasoline costs related to decreased gasoline sales.

     Operating expenses increased to $223.6 million in the first quarter of fiscal 1998 from $203.9 million in the first quarter of fiscal 1997, an increase of 9.6%. During the first quarter of fiscal 1998, leasing activity increased $5.3 million and personnel costs increased $3.5 million in conjunction with higher rental and sales activity. Increased insurance costs of $2.7 million were due to increased cost of risk and an increase in the rental fleet. Maintenance and utility costs of the operating facilities increased by $1.5 million. All other operating expenses increased in the aggregate by $6.7 million.

     Depreciation expense for the first quarter of fiscal 1998 was $20.5 million, as compared to $18.8 million during the same period of the prior year. In accordance with Company policy, $11.9 million of betterments related to rental trucks were capitalized.

Property and Casualty
     RWIC's gross premium writings for the quarter ended March 31, 1997 were $33.1 million, as compared to $48.1 million for the quarter ended March 31, 1996. This represents a decrease of $15.0 million, or 31.2%. As in prior periods, the rental industry market accounts for a significant share of total premiums, approximately 38.1% and 27.7% in the first quarter 1997 and 1996, respectively. These writings include U-Haul customers, fleetowners and U-Haul as well as other rental industry insureds with similar characteristics. RWIC continues underwriting professional reinsurance via broker markets. Premiums in this area decreased during first quarter 1997 to $14.7 million or 44.5% of total gross premiums, from comparable 1996 figures of $24.1 million or 50.2% of total premium. This decrease can be primarily attributed to a written premium accrual procedural change. At March 31, 1997 only premiums due in the present period are accrued while at March 31, 1996, premiums due in future accounting periods were accrued. Premium writings in selected general agency lines were 17.4% of total gross written premiums in the quarter ended March 31, 1997 as compared to 22.1% in the same period of 1996. This decrease resulted from the cancellation of a general agency agreement in November 1996. RWIC continues its direct multiple peril coverage of various commercial properties and businesses in 1997. These premiums accounted for 13.3% of the total gross written premiums for the quarter ended March 31, 1997 as compared to 7.1% for the same period in 1996. The increase is the result of planned business expansion.

     Net earned premiums increased $9.2 million, or 36.6%, to $34.5 million for the quarter ended March 31, 1997, compared with premiums of $25.2 million for the quarter ended March 31, 1996. The premium increase was primarily due to planned business expansion in the rental industry and direct multiple peril markets, offset by decreases in assumed treaty reinsurance and general agency lines. As mentioned previously, the assumed treaty reinsurance decrease is a result of the change in accrual procedure which eliminated future premiums and the decrease in general agency lines resulted from the cancellation of a general agency agreement.

     Underwriting expenses incurred were $38.3 million for the quarter ended March 31, 1997, an increase of $9.4 million, or 32.5% over 1996. Comparable underwriting expenses incurred for the first quarter of 1996 were $28.9 million. The increase is attributed to increased commission expense and losses incurred. Losses incurred increased in the rental industry, general agency lines, and assumed treaty reinsurance segments, but were partially offset by a decrease in the direct multiple peril markets.

     Net investment income was $7.3 million for the quarter ended March 31, 1997, a decrease of 5.8% over 1996 net investment income of $7.7 million. The decrease is due to a planned restructuring of the portfolio.

     RWIC completed the first quarter of 1997 with income before tax expense of $5.0 million as compared to $6.0 million for the comparable period ended March 31, 1996. This represents a decrease of $1.0 million, or 16.2% over 1996. Increased premium earnings were offset by increased underwriting expenses and decreased investment income discussed above.

Life Insurance
     Premiums from Oxford's reinsurance lines before intercompany eliminations were $3.9 million for the quarter ended March 31, 1997, a decrease of $1.3 million, or 25.0% over the same period in 1996 and accounted for 66.1% of Oxford's premiums for the period. These premiums are primarily from term life insurance and deferred annuity contracts that have matured. Decreases in premiums are primarily from these matured reinsurance contracts.

     Premiums from Oxford's direct lines before intercompany eliminations were $2.0 million for the quarter ended March 31, 1996, an increase of $0.1 million (5.3%) from the same period during 1996. This increase in direct premium is primarily attributable to the Company's disability and group life business ($0.6 million in premium). Oxford's direct business related to group life and disability coverage issued to employees of the Company for the quarter ended March 31, 1996 accounted for 10.2% of premiums. Other direct lines, including credit life and health business, accounted for 23.7% of Oxford's premiums for the quarter ended March 31, 1997

     Net investment income before intercompany eliminations was $4.4 million and $4.9 million for the quarters ended March 31, 1997 and 1996 respectively. This decrease is due to a lower asset base resulting from the dividend paid to the Company during December 1996. Gains (losses) on the disposition of fixed maturity investments were immaterial for the quarter ended March 31, 1997 and $(0.5) million for the quarter ended March 31, 1996.

     Benefits and expenses incurred were $8.4 million for the quarter ended March 31, 1997, a decrease of 0.1% over 1996. Comparable benefits and expenses incurred for the same quarter in 1996 were $8.5 million. This decrease is primarily due to a decrease in the reserves and amortization of deferred acquisition costs, partially offset by increases in death benefits.

     Operating profit before tax and intercompany eliminations decreased by $0.9 million, or approximately 30.0%, in the first quarter of 1997 to $2.1 million, primarily due to the decrease in premium income and a lower asset base attributable to the dividend paid to the Company during December 1996, partially offset by a decrease in benefits and expenses.

Interest Expense
     Interest expense was relatively stable at $20.2 million for the quarter ended June 30, 1997, as compared to $18.9 million for the quarter ended June 30, 1996. Higher average debt levels outstanding during the current quarter attributed to the increase.

     The decline in interest income reflects a reduced level of interest income for mortgage loans on storage properties sold at the end of first quarter of fiscal 1997.

Consolidated Group
     As a result of the foregoing, pretax earnings of $44.1 million were realized in the quarter ended June 30, 1997, as compared to $64.3 million for the same period in 1996. After providing for income taxes, net earnings for the quarter ended June 30, 1997 were $29.2 million, as compared to $40.0 million for the same period of the prior year.

QUARTERLY RESULTS

     The following table presents unaudited quarterly results for the nine quarters in the period beginning April 1, 1995 and ending June 30, 1997. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the consolidated financial statements incorporated herein by reference. The Company's U-Haul rental operations are seasonal and proportionally more of the Company's revenues and net earnings from its U-Haul rental operations are generated in the first and second quarters of each fiscal year (April through September). The operating results for the periods presented are not necessarily indicative of results for any future period (in thousands except for per share data).

                                 Quarter Ended
                                ---------------
                                    Jun 30
                                      1997
                                ---------------
Total revenues                   $  376,257
Net earnings (loss)                  29,198
Weighted average common
  shares outstanding             21,879,156
Net earnings (loss)
  per common share (1)                 1.09



                                            Quarter Ended
                                ----------------------------------------------
                                   Jun 30      Sep 30      Dec 31       Mar 31
                                     1996        1996        1996         1997
                                ----------------------------------------------
Total revenues                 $   360,631     417,223     320,583     308,105
Earnings from operations
  before extraordinary loss
  on early extinguishment
  of debt (3)                          -        39,741      (9,538)        -
Net earnings (loss)                 40,005      37,737      (9,853)    (16,024)
Weighted average common
  shares outstanding (2)        32,015,301  27,675,192  20,359,873  21,868,241
Earnings from operations
  before extraordinary loss
  on early extinguishment
  of debt per common share (3)         -          1.29       (0.72)        -
Net earnings (loss) per
  common share (1) (2) (3)            1.15        1.22       (0.74)      (0.97)


                                            Quarter Ended
                                ----------------------------------------------
                                   Jun 30      Sep 30      Dec 31      Mar 31
                                     1995        1995        1995        1996
                                ----------------------------------------------
Total revenues                 $   340,359     389,861     313,063     298,656
Net earnings (loss)                 15,177      35,332       7,701       2,184
Weighted average common
  shares outstanding (2)        37,958,426  37,931,825  36,796,961  32,554,458
Net earnings (loss) per
  common share (1) (2)                0.31        0.85        0.13       (0.04)

________________
(1)Net earnings (loss) per common share amounts were computed after giving effect to the dividends on the Company's Preferred Stock.

(2)Reflects the acquisition of treasury shares acquired pursuant to the Shoen Litigation as discussed in Note 14 of the Consolidated Financial Statements in Item 8 of the Company's Form 10-K for the year ended March 31, 1997.

(3)During second quarter of fiscal year 1997, the company extinguished $76.3 million of debt and $86.2 million of its long-term notes originally due in fiscal 1997 through fiscal 1999. This resulted in an extraordinary loss of $2.3 million, net of tax of $2.4 million ($0.09 per share).

LIQUIDITY AND CAPITAL RESOURCES

Moving and Storage Operations
     To meet the needs of its customers, U-Haul must maintain a large inventory of fixed asset rental items. At June 30, 1997, net property, plant and equipment represented approximately 70.1% of total U-Haul assets and approximately 47.7% of consolidated assets. In the first quarter of fiscal 1998, capital expenditures were $210.4 million, as compared to $61.7 million in the first quarter of fiscal 1997, reflecting expansion of the rental truck fleet, and real property acquisitions. These acquisitions were funded with internally generated funds from operations and debt financings.

     Cash  flows  from  operations were $67.5  million  in  the  first quarter  of  fiscal 1998, as compared to $193.7 million in  the  first quarter of fiscal 1997. The decrease results from the sale of mortgage note receivables for proceeds of $83.5 million for the quarter ended June 30, 1996, along with decreased deferred tax and decreased earnings.

Property and Casualty
     Cash flows from operating activities were $1.5 million and $(0.2) million for the quarters ended March 31, 1997 and 1996, respectively. This change is due to decreased paid losses recoverable, accounts receivable, and due from affiliates, as well as a smaller loss and expense reserve increase and unearned premium decrease than that for the quarter ended March 31, 1996.

     RWIC's short-term investment portfolio was $1.6 million at March 31, 1997. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs as well as any near term shortfall. The balances reflect funds in transition from maturity proceeds to long-term investments. The structure of the long-term portfolio is designed to match future liability cash needs. Capital and operating budgets allow RWIC to schedule cash needs in accordance with investment and underwriting proceeds.

     RWIC maintains a diversified securities investment portfolio, primarily in bonds at varying maturity levels with 94.9% of the fixed-income securities portfolio consisting of investment grade securities. The maturity distribution is designed to provide sufficient liquidity to meet future cash needs. Current liquidity remains strong, with RWIC having 5.4% more invested assets than total liabilities.

     Stockholder's equity increased 0.4% from $192.3 million at December 31, 1996 to $193.0 million at March 31, 1997. RWIC considers current stockholder's equity to be adequate to support future growth and absorb unforeseen risk events. RWIC does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions.

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

     Cash provided by operating activities were $11.0 million and $4.1 million for the quarters ended March 31, 1997 and 1996, respectively. Cash flows provided (used) by financing activities were $(9.3) million and $12.5 million for the quarters ended March 31, 1997 and 1996, respectively. Cash flows from financing activities result from deferred annuity sales and annuitizations, which have the effect of increasing and decreasing cash flows, respectively. In addition to cash flow from operating and financing activities, a substantial amount of liquid funds is available through Oxford's short-term portfolio. At March 31, 1997 and 1996, short-term investments amounted to $6.5 million and $12.0 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

     Stockholder's equity of Oxford decreased to $73.7 million in 1997 from $96.1 million in 1996 as a result of a dividend paid to the Company during December 1996.

     Applicable laws and regulations of the State of Arizona require the Company's insurance subsidiaries to maintain minimum capital determined in accordance with statutory accounting practices. With respect to Oxford, such amount is $0.6 million. In addition, the amount of dividends that can be paid to stockholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. Statutory surplus that can be distributed as dividends without prior regulatory approval is zero at March 31, 1997. These restrictions are not expected to have a material adverse effect on the ability of the Company to meet its cash obligations.

Consolidated Group
     During each of the fiscal years ending March 31, 1998, 1999, and 2000, U-Haul estimates gross capital expenditures will average approximately $250-$300 million as a result of the expansion of the rental truck fleet and self-storage locations. This level of capital expenditures, combined with an average of approximately $75.0 million in annual long-term debt maturities during this same period, are expected to create annual average funding needs of approximately $325-375 million. Management estimates that U-Haul will fund between 75% and 88% of these requirements with internally generated funds, including proceeds from the disposition of older trucks and other asset sales. The remainder of the anticipated capital expenditures are expected to be financed through existing credit facilities, new debt placements, lease fundings, and equity offerings.

Credit Agreements
     The Company's operations are funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes, and revolving lines of credit with domestic and foreign banks. Principally to finance its fleet of trucks and trailers, the Company routinely enters into sale and leaseback transactions. As of June 30, 1997, the Company had $1,035.3 million in total notes and loans payable outstanding, as compared with $983.6 million at March 31, 1997, and $756.1 million at June 30, 1996. Unutilized committed lines of credit are $260.0 million at June 30, 1997.

     Certain of the Company's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, maintaining certain financial ratios, and placing certain additional liens on its properties and assets. At June 30, 1997, the Company was in compliance with these covenants.

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

                      PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      On July 7, 1997, Sophia M. Shoen, a major stockholder of the Company, executed a settlement agreement with the Company resolving a lawsuit in the Second Judicial District Court of the State of Nevada, Case No. CV96-01628 arising out of an arbitration proceeding entitled JAMS-ENDISPUTE Link No. 940517195. In the arbitration proceeding,
--------------
Sophia Shoen alleged that the Company breached her Share Repurchase and Registration Rights Agreement, dated as of May 1, 1992 (the Rights Agreement), with the Company by failing to timely register the sale of her shares of Common Stock which were sold to the public in November 1994. Pursuant to the settlement agreement, (i) the Company paid Sophia M. Shoen $1.25 million, (ii) the Rights Agreement was terminated, (iii) Sophia M. Shoen released the Company and others from any liability relating to the foregoing proceedings and the Rights Agreement, (iv) the Company released Sophia M. Shoen and others from any liability relating to the foregoing proceedings and the Rights Agreement and (v) the shares of Common Stock held by Sophia M. Shoen were released from a stockholder agreement covering approximately 70% of the Company's Common Stock


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a. Exhibits

           3.1  Restated Articles of Incorporation (1)
           3.2  Restated By-Laws of AMERCO as of August 27, 1996 (2)
           10.1 Settlement Agreement between AMERCO and Sophia Shoen
           10.2 Amended and Restated Side Agreement, dated as of June 1, 1997
           27   Financial Data Schedule

         b. Reports on Form 8-K.

           No  report on Form 8-K was filed for the quarter ended June 30, 1997.

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


                                   AMERCO
                                   ___________________________________
                                            (Registrant)


Dated: August 19, 1997             By: /S/ GARY B. HORTON
                                   ___________________________________
                                        Gary B. Horton, Treasurer
                                      (Principal Financial Officer)