Form 10-Q
period 1998-09-30
AMERCO /NV/
filed 1998-11-09
CIK 4457

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934


                For the quarterly period ended September 30, 1998

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

22,614,087 shares of AMERCO Common Stock, $0.25 par value were outstanding at November 9, 1998.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at November 9, 1998. U-Haul International, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                          TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         a)  Consolidated Balance Sheets as of September 30, 1998,
             March 31, 1998 and September 30, 1997..................     4

         b)  Consolidated Statements of Earnings for the Six
             months ended September 30, 1998 and 1997...............     6

         c)  Consolidated Statements of Changes in Stockholders'
             Equity for the Six months ended September 30, 1998
             and 1997...............................................     7

         d)  Consolidated Statements of Earnings for the
             Quarters ended September 30, 1998 and 1997.............     8

         e)  Consolidated Statements of Cash Flows for the Six
             months ended September 30, 1998 and 1997...............     9

         f)  Notes to Consolidated Financial Statements -
             September 30, 1998, March 31, 1998 and
             September 30, 1997.....................................    10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................    19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..........................................    27

Item 4.  Submission Of Matters To A Vote Of Security Holders........    27

Item 6.  Exhibits and Reports on Form 8-K...........................    28

                          THIS PAGE LEFT
                        INTENTIONALLY BLANK

                  PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.


               AMERCO AND CONSOLIDATED SUBSIDIARIES

                    Consolidated Balance Sheets


                                       September 30,   March 31,   September 30,
            ASSETS                        1998         1998           1997
                                       ----------------------------------------
                                       (unaudited)     (audited)   (unaudited)
                                                   (in thousands)


Cash and cash equivalents              $   14,150       31,606         33,831
Receivables                               308,267      317,620        249,992
Inventories                                75,236       68,887         72,273
Prepaid expenses                           18,017       21,154         16,069
Investments, fixed maturities             902,354      886,873        856,383
Investments, other                        152,953      164,064        149,757
Deferred policy acquisition costs          53,248       44,255         47,505
Other assets                              103,171      103,062         71,948
                                        -------------------------------------

Property, plant and equipment, at
  cost:
  Land                                    206,640      208,028        209,944
  Buildings and improvements              841,063      838,419        822,767
  Furniture and equipment                 224,221      214,513        205,045
  Rental trailers and other rental
    equipment                             184,443      179,225        181,337
  Rental trucks                           963,413      939,561      1,053,326
                                        -------------------------------------
                                        2,419,780    2,379,746      2,472,419
  Less accumulated depreciation         1,115,708    1,103,990      1,108,174
                                        -------------------------------------

       Total property, plant and
         equipment                      1,304,072    1,275,756      1,364,245
                                        -------------------------------------

























                                      $ 2,931,468    2,913,277      2,862,003
                                        =====================================

The accompanying notes are an integral part of these consolidated financial statements.

                                       September 30,   March 31,   September 30,
 LIABILITIES AND STOCKHOLDERS' EQUITY      1998         1998           1997
                                       ----------------------------------------
                                       (unaudited)     (audited)   (unaudited)
                                                       (in thousands)

Liabilities:
  Accounts payable and accrued
    expenses                          $   138,172      144,201        106,471
  Notes and loans                         997,982    1,025,323      1,059,044
  Policy benefits and losses, claims
    and loss expenses payable             566,974      592,642        477,980
  Liabilities from premium deposits       429,730      425,347        427,556
  Cash overdraft                           25,024       21,414         21,113
  Other policyholders' funds and
    liabilities                            39,233       34,911         31,817
  Deferred income                          39,928       45,298         35,202
  Deferred income taxes                    66,286       29,082         48,476
                                        -------------------------------------

Stockholders' equity:
  Serial preferred stock, with or
    without par value, 50,000,000
    shares authorized -
    Series A preferred stock, with no par
      value, 6,100,000 shares authorized,
      issued and outstanding as of
      September 30, 1998, March 31, 1998
      and September 30, 1997                  -            -              -
    Series B preferred stock, with no par
      value, 100,000 shares authorized,
      50,000 shares issued and outstanding
      as of September 30, 1998, 75,000 shares
      issued and outstanding as of March 31,
      1998 and 100,000 shares issued and
      outstanding as of September 30, 1997    -            -              -
  Serial common stock, with or
    without par value, 150,000,000
    shares authorized -
    Series A common stock of $0.25 par
      value, 10,000,000 shares authorized,
      5,762,495 shares issued as of
      September 30, 1998,  March 31, 1998
      and September 30, 1997                1,441        1,441          1,441
  Common stock of $0.25 par value,
    150,000,000 shares authorized,
    36,487,505 shares issued as of
    September 30, 1998, March 31, 1998
    and September 30, 1997                  9,122        9,122          9,122
  Additional paid-in capital              288,444      313,444        336,933
  Accumulated other comprehensive income  (15,642)      (9,384)       (10,424)
  Retained earnings                       722,381      658,227        697,569
                                        -------------------------------------
                                        1,005,746      972,850      1,034,641
  Less:
    Cost of common shares in treasury,
      (19,635,913 shares as of
      September 30, 1998, March 31, 1998
      and September 30, 1997)             359,723      359,723        359,723
    Unearned employee stock
      ownership plan shares                17,884       18,068         20,574
                                        -------------------------------------
         Total stockholders' equity       628,139      595,059        654,344

Contingent liabilities and commitments

                                      $ 2,931,468    2,913,277      2,862,003
                                        =====================================

The accompanying notes are an integral part of these consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                Consolidated Statements of Earnings

                  Six months ended September 30,
                            (Unaudited)

                                                  1998        1997
                                           --------------------------
                                              (in thousands except
                                           share and per share data)

Revenues
  Rental revenue                          $    598,901      571,330
  Net sales                                    107,567      105,611
  Premiums                                      96,223       79,845
  Net investment income                         26,818       23,636
                                           ------------------------
       Total revenues                          829,509      780,422

Costs and expenses
  Operating expense                            446,984      416,997
  Cost of sales                                 62,909       60,520
  Benefits and losses                           79,991       82,033
  Amortization of deferred acquisition
    costs                                        8,799        7,123
  Lease expense                                 56,532       45,455
  Depreciation, net                             31,902       31,415
                                           ------------------------
Total costs and expenses                       687,117      643,543

Earnings from operations                       142,392      136,879

  Interest expense, net of interest
    income of $6,878 and $7,064 in
    1998 and 1997, respectively                 29,757       33,644
                                           ------------------------

Pretax earnings                                112,635      103,235
Income tax expense                             (39,234)     (35,005)
                                           ------------------------
Earnings from operations before
  extraordinary loss on early
  extinguishment of debt                        73,401       68,230
Extraordinary loss on early
  extinguishment of debt, net                      -         (4,138)
                                           ------------------------

       Net earnings                       $     73,401       64,092
                                           ========================

Earnings per common share (both
  basic and diluted):
Earnings from operations before
  extraordinary loss on early
  extinguishment of debt                  $       2.93         2.63
Extraordinary loss on early
  extinguishment of debt, net                       -         (0.19)
                                           ------------------------
                 Net earnings             $       2.93         2.44
                                           ========================


Weighted average common shares outstanding  21,930,301   21,884,614
                                            ========================

The accompanying notes are an integral part of these consolidated financial statements.

                                                   AMERCO AND CONSOLIDATED SUBSIDIARIES
                                 Consolidated Statements of Changes in Stockholders' Equity
                                     Six months ended September 30, 1998 and 1997
                                                         (unaudited)
                                                       (in thousands)


                                                                                          Unearned
                                                          Accumulated                      Employee
                               Series A        Additional    Other                          Stock         Total
                                Common  Common  Paid-in   Comprehensive Retained Treasury  Ownership   Stockholders' Comprehensive
                                Stock    Stock  Capital      Income     Earnings  Stock   Plan Shares    Equity        Income
                              ----------------------------------------------------------------------------------------------------
Balance at March 31, 1998      $ 1,441   9,122  313,444      (9,384)    658,227  (359,723) (18,068)      595,059

Preferred stock repurchase                      (25,000)                                                 (25,000)
Leveraged employee stock
 ownership plan:
  Purchase of shares                                                                            (2)           (2)
  Repayments from loan                                                                         186           186
Preferred stock dividends:
 Series A ($1.06 per share)                                              (6,482)                          (6,482)
 Series B ($49.81 per share)                                             (2,765)                          (2,765)
Comprehensive income:
 Net income                                                              73,401                           73,401        $ 73,401
 Other comprehensive income,
  net of tax:
   Foreign currency
    translation                                              (5,496)                                      (5,496)         (5,496)
   Unrealized loss on
    investments                                                (762)                                        (762)           (762)
                                                                                                                          ------
     Comprehensive income                                                                                               $ 67,143
                                ------   -----  -------     -------     -------  --------  --------      -------          ======
Balance at September 30, 1998  $ 1,441   9,122  288,444     (15,642)    722,381  (359,723) (17,884)      628,139
                                ======   =====  =======     =======     =======  ========  =======       =======

Balance at March 31, 1997      $ 1,441   9,122  337,933      (9,722)    644,009  (359,723) (20,740)      602,320

Preferred stock                                  (1,000)                                                  (1,000)
Leveraged employee stock
 ownership plan:
  Purchase of shares                                                                            (3)           (3)
  Repayments from loan                                                                         169           169
Preferred stock dividends:
 Series A ($1.06 per share)                                              (6,482)                          (6,482)
 Series B ($40.50 per share)                                             (4,050)                          (4,050)
Comprehensive income:
 Net income                                                              64,092                           64,092        $ 64,092
 Other comprehensive income,
  net of tax:
   Foreign currency
    translation                                                (520)                                        (520)           (520)
   Unrealized loss on
    investments                                                (182)                                        (182)           (182)
                                                                                                                          ------
     Comprehensive income                                                                                               $ 63,390
                                ------   -----  -------     -------     -------  --------  -------       -------          ======
Balance at September 30, 1997  $ 1,441   9,122  336,933     (10,424)    697,569  (359,723) (20,574)      654,344
                                ======   =====  =======     ========    =======  ========= =======       =======



                      The accompanying notes are an integral part of these consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                Consolidated Statements of Earnings

                   Quarters ended September 30,
                            (Unaudited)

                                                  1998        1997
                                           --------------------------
                                              (in thousands except
                                           share and per share data)

Revenues
  Rental revenue                          $    317,488      306,184
  Net sales                                     51,254       50,129
  Premiums                                      57,793       44,380
  Net investment income                         13,636       12,081
                                           ------------------------
       Total revenues                          440,171      412,774

Costs and expenses
  Operating expense                            237,448      227,224
  Cost of sales                                 30,214       29,710
  Benefits and losses                           44,411       43,612
  Amortization of deferred acquisition
    costs                                        4,188        3,663
  Lease expense                                 29,570       22,438
  Depreciation, net                             14,329       10,836
                                           ------------------------
       Total costs and expenses                360,160      337,483

Earnings from operations                        80,011       75,291

Interest expense, net of interest
  income of $3,236 and $3,586 in
  1998 and 1997, respectively                   14,748       16,176
                                           ------------------------

Pretax earnings from operations                 65,263       59,115
Income tax expense                             (23,092)     (20,083)
                                           ------------------------

Earnings from operations before
  extraordinary loss on early
  extinguishment of debt                        42,171       39,032
Extraordinary loss on early
  extinguishment of debt, net                      -         (4,138)
                                           ------------------------

       Net earnings                       $     42,171       34,894
                                           ========================


Earnings per common share:
Earnings from operations before
  extraordinary loss on early
  extinguishment of debt                  $       1.71         1.54
Extraordinary loss on early
  extinguishment of debt, net                       -         (0.19)
                                           ------------------------

       Net earnings                       $       1.71         1.35
                                           ========================


Weighted average common shares outstanding  21,935,854   21,890,072
                                           ========================





The accompanying notes are an integral part of these consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

               Consolidated Statements of Cash Flows

                  Six months ended September 30,
                            (Unaudited)
                                                  1998        1997
                                           -------------------------
                                                   (in thousands)
Cash flows from operating activities:
  Net earnings                            $     73,401       64,092
    Depreciation and amortization               47,676       42,368
    Provision for losses on accounts
      receivable                                 2,272        2,350
    Net (gain) loss on sale of real and
      personal property                         (1,677)        (465)
    Net (gain) loss on sale of investments      (1,979)          25
    Changes in policy liabilities and
      accruals                                    (210)      29,244
    Additions to deferred policy
      acquisition costs                        (17,654)      (5,709)
    Net change in other operating assets
      and liabilities                           (8,148)      (8,842)
                                           ------------------------

Net cash provided by operating activities       93,681      123,063
                                           ------------------------

Cash flows from investing activities:
  Purchases of investments:
    Property, plant and equipment             (190,031)    (284,035)
    Fixed maturities                          (113,073)     (66,883)
    Equity investment                              -        (24,500)
    Preferred stock                            (15,500)         -
    Mortgage loans                              (1,246)     (11,858)
  Proceeds from sale of investments:
    Property, plant and equipment              129,258      134,320
    Fixed maturities                           110,366       68,693
    Real estate                                  4,749          194
    Preferred stock                                658          -
    Mortgage loans                               9,710       10,623
  Changes in other investments                   5,063        3,083
                                           ------------------------
Net cash provided (used) by investing
  activities                                   (60,046)    (170,363)
                                           ------------------------

Cash flows from financing activities:
  Net change in short-term borrowings           19,000      176,000
  Debt issuance costs                             (378)      (1,506)
  Principal payments on notes                  (46,341)    (100,506)
  Extraordinary loss on early
    extinguishment of debt, net                    -         (4,138)
  Leveraged Employee Stock Ownership Plan:
    Purchase of shares                              (2)          (3)
    Repayments from loan                           186          169
  Net change in cash overdraft                   3,610       (2,493)
  Preferred stock dividends paid                (9,247)     (10,532)
  Repurchase of preferred stock                (25,000)         -
  Investment contract deposits                  39,257       11,726
  Investment contract withdrawals              (32,176)     (29,338)
                                           ------------------------
Net cash provided (used) by
  financing activities                         (51,091)      39,379
                                           ------------------------
Increase (decrease)in cash and
  cash equivalents                             (17,456)      (7,921)
Cash and cash equivalents at
  beginning of period                           31,606       41,752
                                           ------------------------
Cash and cash equivalents at
  end of period                           $     14,150       33,831
                                           ========================



The accompanying notes are an integral part of these consolidated financial statements.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements

       September 30, 1998, March 31, 1998 and September 30, 1997
                              (Unaudited)


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

     The consolidated balance sheets as of September 30, 1998 and 1997, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the six months ended September 30, 1998 and 1997 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

     Certain   reclassifications  have  been  made  to  the  financial
statements for the six months ended September 30, 1997 to conform with the current year's presentation.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


2.   INVESTMENTS

       A comparison of amortized cost to market for fixed maturities is as follows:

  June 30, 1998
  -------------        Par Value               Gross       Gross    Estimated
  Consolidated         or number  Amortized  unrealized  unrealized   market
  Held-to-Maturity     of shares     cost      gains       losses      value
                       ------------------------------------------------------
                                            (in thousands)

  U.S. treasury
    securities
    and government
    obligations        $  13,415  $  13,249      1,413         -      14,662
  U.S. government
    agency mortgage-
    backed securities  $  35,518     33,336        501        (458)   33,379
  Obligations of
    states and
    political
    subdivisions       $  26,745     26,642      1,243         -      27,885
  Corporate
    securities         $ 140,772    143,464      4,178        (283)  147,359
  Mortgage-backed
    securities         $  89,282     88,070      1,879        (279)   89,670
  Redeemable preferred
    stocks                 4,159    105,804      1,191        (771)  106,224
                                    ----------------------------------------

                                    410,565     10,405      (1,791)  419,179
                                    ----------------------------------------

  June 30, 1998
  -------------        Par Value               Gross       Gross    Estimated
  Consolidated         or number  Amortized  unrealized  unrealized   market
  Available-for-Sale   of shares     cost      gains       losses      value
                       ------------------------------------------------------
                                            (in thousands)

  U.S. treasury
    securities and
    government
    obligations        $  18,205     18,319        974          (3)   19,290
  U.S. government
    agency mortgage-
    backed securities  $  33,332     32,795      1,281          (7)   34,069
  States,
    municipalities
    and political
    subdivisions       $   8,137      8,537        416         (15)    8,938
  Corporate
    securities         $ 337,912    337,709     12,273      (1,351)  348,631
  Mortgage-backed
    securities         $  50,652     50,459      1,190         (25)   51,624
  Redeemable preferred
    stocks                 1,126     28,747        664        (174)   29,237
                                    ----------------------------------------

                                    476,566     16,798      (1,575)  491,789
                                    ----------------------------------------

         Total                    $ 887,131     27,203      (3,366)  910,968
                                    ========================================

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


3.    SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE SUBSIDIARIES

        A summarized consolidated balance sheet for RWIC is presented below:

                                                             June 30,
                                                    ----------------------
                                                         1998        1997
                                                    ----------------------
                                                          (in thousands)

    Investments - fixed maturities                 $   431,983     412,140
    Other investments                                   22,829      24,014
    Receivables                                        139,927     117,613
    Deferred policy acquisition costs                    6,116       9,217
    Due from affiliate                                  23,533      32,521
    Deferred federal income taxes                       17,244      16,851
    Other assets                                         8,588       9,867
                                                       -------------------

         Total assets                              $   650,220     622,223
                                                       ===================

    Policy liabilities and accruals                $   380,188     348,252
    Unearned premiums                                   47,562      55,235
    Other policyholders' funds and liabilities          22,891      22,166
                                                       -------------------
      Total liabilities                                450,641     425,653

    Stockholder's equity                               199,579     196,570
                                                       -------------------

         Total liabilities and
           stockholder's equity                    $   650,220     622,223
                                                       ===================


        A summarized consolidated income statement for RWIC is presented below:

                                                        Six months ended
                                                       -------------------
                                                             June 30,
                                                       -------------------
                                                         1998        1997
                                                       -------------------
                                                          (in thousands)

    Premiums                                       $    65,261      78,996
    Net investment income                               16,652      15,280
                                                       -------------------
      Total revenue                                     81,913      94,276

    Benefits and losses                                 56,540      69,918
    Amortization of deferred policy
      acquisition costs                                  2,401       4,311
    Other expenses                                      16,454      14,224
                                                       -------------------
        Income from operations                           6,518       5,823
    Federal income tax expense                          (1,960)     (1,645)
                                                       -------------------

        Net income                                 $     4,558       4,178
                                                       ===================

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


3. SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE SUBSIDIARIES, continued

        A summarized consolidated balance sheet for Oxford is presented below:

                                                             June 30,
                                                    ----------------------
                                                         1998        1997
                                                    ----------------------
                                                          (in thousands)

    Investments - fixed maturities                 $   470,371     444,243
    Other investments                                  109,225     102,894
    Receivables                                         33,543      14,527
    Deferred policy acquisition costs                   47,132      38,288
    Due from affiliate                                    (307)        121
    Other assets                                        29,589       2,402
                                                       -------------------

        Total assets                               $   689,553     602,475
                                                       ===================

    Policy liabilities and accruals                $   139,224      81,928
    Premium deposits                                   429,730     427,556
    Other policyholders' funds and liabilities          19,475       5,108
    Deferred taxes                                      11,047      10,033
                                                       -------------------
      Total liabilities                                599,476     524,625

    Stockholder's equity                                90,077      77,850
                                                       -------------------

        Total liabilities and
          stockholder's equity                     $   689,553     602,475
                                                       ===================

        A summarized consolidated income statement for Oxford is presented below:

                                                       Six months ended
                                                             June 30,
                                                       -------------------
                                                         1998        1997
                                                       -------------------
                                                          (in thousands)

    Premiums                                       $    36,302      12,700
    Net investment income                                9,440       8,909
                                                       -------------------
      Total revenue                                     45,742      21,609

    Benefits and losses                                 23,451      12,115
    Amortization of deferred policy
      acquisition costs                                  6,398       2,812
    Other expenses                                       9,140       2,776
                                                       -------------------
        Income from operations                           6,753       3,906
    Federal income tax expense                          (2,088)     (1,085)
                                                       -------------------

        Net income                                 $     4,665       2,821
                                                       ===================


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

     On November 24, 1997, Oxford purchased all of the issued and outstanding shares of Safe Mate Life Insurance Company, domiciled in Texas, for $2,243,000. Safe Mate's premium volume is derived from the sale of credit life and disability products. These purchases greatly increase Oxford's distribution channels and enhance administrative capabilities in these markets.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


4.    ACCUMULATED OTHER COMPREHENSIVE INCOME

        A summary of accumulated comprehensive income components follows:

                                          Foreign     Unrealized  Accumulated
                                         currency    gain (loss)  comprehensive
                                        translation on investments  income
                                        ---------------------------------------
                                                   (in thousands)

        Balance at March 31, 1998       $ (18,675)       9,291           (9,384)
          Foreign currency translation     (5,496)         -             (5,496)
          Unrealized gain (loss)
            on investments                    -           (762)            (762)
                                         --------------------------------------

        Balance at September 30, 1998   $ (24,171)       8,529          (15,642)
                                         ======================================

        Balance at March 31, 1997       $ (14,133)       4,411           (9,722)
          Foreign currency translation       (520)         -               (520)
        Unrealized gain (loss)
          on investments                      -           (182)            (182)
                                         --------------------------------------

        Balance at September 30, 1997   $ (14,653)       4,229          (10,424)
                                         ======================================

5.    CONTINGENT LIABILITIES AND COMMITMENTS

        During the six months ended September 30, 1998, a subsidiary of U-Haul entered into ten transactions, and has subsequently entered into two additional transactions, whereby the Company sold rental trucks and subsequently leased back. The Company has guaranteed $18,212,000 of residual values at September 30, 1998, and an additional $2,439,000 of residual values subsequent to September 30, 1998 for these assets at the end of the respective lease terms. U-Haul also subsequently entered into one transaction, whereby the Company sold and subsequently leased back computer equipment. Following are the lease commitments for the leases executed during the six months ended September 30, 1998, and subsequently which have a term of more than one year (in thousands):

                                              Net activity
             Year ended           Lease       subsequent to
              March 31,        Commitments      period end      Total
           ----------------------------------------------------------

             1999              $   8,344            907         9,251
             2000                 12,514          2,040        14,554
             2001                 12,514          2,040        14,554
             2002                 12,514          2,040        14,554
             2003                 12,514          2,040        14,554
             Thereafter           29,817          5,210        35,027
                                 ------------------------------------
                               $  88,217         14,277       102,494
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

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


6.    SUPPLEMENTAL CASH FLOWS INFORMATION

        The (increase) decrease in receivables, inventories and accounts payable and accrued liabilities net of other operating and investing activities follows:

                                            Six Months ended September 30,
                                            ------------------------------
                                                  1998              1997
                                            ------------------------------
                                                      (in thousands)

        Receivables                       $     (25,092)           (14,736)
                                            ==============================

        Inventories                       $      (6,349)            (6,479)
                                            ==============================

        Accounts payable and
          accrued liabilities             $     (12,195)           (26,112)
                                            ==============================

        Income taxes paid in cash amounted to $820,000 and $1,159,000 for the six months ended September 30, 1998 and 1997, respectively.

        Interest paid in cash amounted to $36,921,000 and $44,609,000 for the six months ended September 30, 1998 and 1997, respectively.


7.    EARNINGS PER SHARE

        The following table reflects the calculation of the earnings per share:


                                      Six months ended         Quarter ended
                                         September 30,          September 30,
                                       1998        1997        1998       1997
                                -----------------------------------------------
                                (in thousands except share and per share data)
Earnings from operations
  before extraordinary
  loss on early extinguishment
  of debt                       $     73,401      68,230      42,171     39,032
Less dividends
  on preferred shares                  9,073      10,571       4,586      5,316
                                  ----------------------  ---------------------
                                      64,328      57,659      37,585     33,716
Extraordinary loss on early
  extinguishment  of  debt               -        (4,138)        -       (4,138)
                                  ----------------------  ---------------------


Net earnings for per
  share calculation             $     64,328      53,521      37,585     29,578
                                  ======================  =====================


Net earnings for per share:

Earnings from operations
  before extraordinary loss
  on early extinguishment
  of debt                       $       2.93        2.63        1.71       1.54
Extraordinary loss on early
   extinguishment of debt, net            -        (0.19)         -       (0.19)
                                  ----------------------  ---------------------

Net earnings                    $       2.93        2.44        1.71       1.35
                                  ======================  =====================


Weighted average common
  shares outstanding              21,930,301  21,884,614  21,935,854 21,890,072
                                  ======================  =====================

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


8.    RELATED PARTIES

        During the six months ended September 30, 1998, a subsidiary held various senior and junior notes with SAC Holding Corporation and its subsidiaries (SAC Holdings). The voting common stock of SAC Holdings is held by Mark V. Shoen, a major stockholder of the Company.

        The Company's subsidiary received interest payments of $4,167,000 from SAC Holdings during the six months ended September 30, 1998.

        The Company currently manages the properties owned by SAC Holdings pursuant to a management agreement, under which the Company receives a management fee equal to 6% of the gross receipts from the properties. The Company received management fees of $1,074,000 during the six months ended September 30, 1998. The management fee percentage is consistent with the fees received by the Company for other properties managed by the Company.

        As of September 30, 1998, a subsidiary of the Company funded the purchase of eleven properties by SAC Holdings for approximately $6,708,000.


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

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


10.   INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA

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

1998
----
Revenues:
 Outside         $  707,194     77,162     45,153          -         829,509
 Intersegment           -        4,751        589       (5,340)          -
                  ----------------------------------------------------------
 Total revenue   $  707,194     81,913     45,742       (5,340)      829,509
Depreciation/
 amortization    $   33,576      3,438     10,662          -          47,676
Interest expense,
  net of interest
  income
  of $6,878      $   29,757        -          -            -          29,757
Pretax earnings  $   99,364      6,518      6,753          -         112,635
Income tax       $   35,186      1,960      2,088          -          39,234
Identifiable
  assets         $1,922,349    650,220    689,553     (330,654)    2,931,468

1997
----
Revenues:
 Outside         $  676,458     83,031     20,933          -         780,422
 Intersegment           -       11,245        676      (11,921)          -
                  ----------------------------------------------------------
 Total revenue   $  676,458     94,276     21,609      (11,921)      780,422
Depreciation/
  amortization   $   34,249      5,337      2,782          -          42,368
Interest expense,
  net of interest
  income
  of $7,064      $   33,644        -          -            -          33,644
Pretax earnings  $   93,506      5,823      3,906          -         103,235
Income tax       $   32,275      1,645      1,085          -          35,005
Identifiable
 assets          $1,961,218    622,223    602,475     (323,913)    2,862,003

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


10.   INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, continued

Geographic Area Data -             United States    Canada    Consolidated
                                   ---------------------------------------
  (All amounts are in U.S. $'s)                 (in thousands)

1998
----
Total revenues                      $   811,223      18,286       829,509
Depreciation/amortization           $    46,038       1,638        47,676
Interest expense, net               $    29,874        (117)       29,757
Income tax                          $    39,234         -          39,234
Identifiable assets                 $ 2,892,406      39,062     2,931,468

1997
----
Total revenues                      $   761,326      19,096       780,422
Depreciation/amortization           $    41,091       1,277        42,368
Interest expense, net               $    33,736         (92)       33,644
Income tax                          $    35,005         -          35,005
Identifiable assets                 $ 2,803,759      58,244     2,862,003


11.   SUBSEQUENT EVENTS

        On November 3, 1998, the Company declared a cash dividend of $3,241,000 ($0.53125 per preferred share) to preferred stockholders of record as of November 13, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL
     Information on industry segments is incorporated by reference from "Item 1. Financial Statements - Notes 1, 3 and 10 of Notes to Consolidated Financial Statements". The notes discuss the principles of consolidation, summarized consolidated financial information and industry segment and geographical area data, respectively. In consolidation, all intersegment premiums are eliminated and the benefits, losses and expenses are retained by the insurance companies.


RESULTS OF OPERATIONS

SIX MONTHS ENDED SEPTEMBER 30, 1998 VERSUS SIX MONTHS ENDED SEPTEMBER 30, 1997

Moving and Storage Operations
     Revenues consist of rental revenues and net sales.

     Total rental revenues increased by $27.6 million, 4.8%, to $598.9 million during the first six months of fiscal 1999. Net revenues from the rental of moving related equipment increased by $24.8 million primarily due to an increase in truck rental revenue. The growth in truck rental revenue reflects higher utilization, increased inventory levels and improved in-town utilization.

     Net sales revenues were $107.6 million during the first six months of fiscal 1999, which represents a 1.9% increase, compared to fiscal 1998 net sales of $105.6 million. Revenue growth from the sale of moving support items (i.e. boxes, etc.), which increased 6.7% during this period, led to the improvement.

     Cost of sales was $62.9 million during the first six months of fiscal 1999, which represents an increase of 4.0%, compared to $60.5 million in fiscal 1998. Increased sales of moving support items, combined with higher material costs for the moving support items, were the major contributing factor.

     Operating expenses increased to $426.7 million during the first six months of fiscal 1999 from $404.1 million compared to fiscal 1998, an increase of 5.6%. Higher rental equipment maintenance expenditures are due to an increase in fleet size and transaction levels. Equipment maintenance expenditures are within the planned target range for fiscal 1999.

     Lease expense increased to $56.5 million during the first six months of fiscal 1999 compared to $45.5 million in fiscal 1998.
Additional leasing activity over the past nine months reflects the increase.

     Net depreciation expense stayed consistent during the period, $31.9 million during the first six months of fiscal 1999 compared to $31.4 million in fiscal 1998. An increase in gain on sale of property offset by an increase in depreciation expense relating to rental equipment accounted for the minimal change.

Property and Casualty
     RWIC gross premium writings for the six months ended June 30, 1998 were $76.9 million as compared to $87.9 million in 1997. The decrease in premium writings resulted primarily from reduced insurance transactions with U-Haul. The rental industry share of total premiums declined to 41.6% in 1998 as compared to 51.4% in 1997 due to the decrease in U-Haul transactions. RWIC underwrites professional reinsurance via broker markets and premiums in this area increased during the six months ended June 30, 1998 to 35.3% of total gross premiums, from 34.4% in 1997. RWIC's direct multiple peril coverage accounted for 15.7% of total gross premiums during the six months ended June 30, 1998, as compared to 11.9% in 1997. Premiums in selected general agency lines increased to a 7.4% of gross written premiums in 1998 as compared to a 2.3% in 1997. Increased written premium on the excess workers compensation business contributed to this increase.

     Net earned premiums decreased to $65.3 million for the six months
ended  June  30,  1998,  compared with $79.0 million  for  1997.   The
premium decrease resulted from the U-Haul Liability programs in the rental industry market which decreased to $28.7 million from $45.1 million in 1997. An additional $0.2 million decrease is due to the general agency lines program which consisted of $3.2 million and $3.4 million for the six months ended June 30, 1998 and 1997, respectively. Direct multiple peril net earned premiums increased to $9.8 million at
June  30,  1998  compared to $7.8 million for  1997.   Assumed  treaty
reinsurance increased to $23.5 million for the six months ending June 30, 1998 as compared to $22.7 million in 1997.

     Net investment income was $16.7 million for the six months ended June 30, 1998, an increase of 9.2% over 1997 net investment income of $15.3 million. The increase resulted from enhanced yield provided by an increased investment in preferred stock.

     Underwriting expenses incurred were $75.4 million for the six months ended June 30, 1998, a decrease of $13.1 million, or 14.8% from 1997. The loss and loss adjustment expenses incurred decreased $13.9 million primarily due to the reduction in transactions with U-Haul and corresponds to the decrease in liabilities for unpaid claims due to estimated future losses for current and prior policies for those transactions. All other underwriting expenses increased in the aggregate by $0.8 million.

     RWIC completed the six months ending June 30, 1998 with income before tax expense of $6.5 million as compared to $5.8 million for 1997. This represents an increase of $0.7 million, or 12.1% over 1997. The increase resulted primarily from decreased underwriting expenses and increased realized gains.

Life Insurance
     Total premiums from Oxford and its subsidiaries were $36.3 million for the six months ended June 30, 1998, an increase of $23.6 million over 1997. These increases are primarily due to the acquisition of North American Insurance Company (NAI) and Safe Mate Life Insurance Company (SML).

     Premiums from Oxford's reinsurance lines before intercompany eliminations were $11.2 million for the six months ended June 30, 1998, an increase of $2.5 million or approximately 28.7% over 1997 and accounted for 30.9% of Oxford's premiums in 1998. These premiums are primarily from term life insurance, credit life and accident and health insurance, and deferred annuity contracts that have matured. Increases in premiums are primarily from new credit insurance reinsurance contracts.

     Premiums from Oxford's direct lines before intercompany eliminations were $4.3 million for the six months ended June 30, 1998, an increase of $254 thousand or 6.3% from 1997. This increase in direct premium is primarily attributable to writing of new Single Premium Whole Life policies. Oxford's direct business related to group life and disability coverage issued to employees of the Company for the six months ended June 30, 1998 accounted for approximately 3.4% of premiums. Other direct lines, including credit life and health business, accounted for approximately 8.3% of Oxford's premiums in 1998. Premiums from Oxford's subsidiaries, NAI and SML were $20.4 million and accounted for 56.3% of premiums for the six months ended June 30, 1998.

     Net investment income before intercompany eliminations was $9.4 million and $8.9 million for the six months ended June 30, 1998 and 1997, respectively. This increase is due to a larger asset base resulting from the acquisition of NAI and SML.

     Benefits and expenses incurred were $41.2 million for the six months ended June 30, 1998. Oxford's benefits and expenses were $22.1 million, an increase of 25.6% over 1997. This increase is primarily due to increases in the amortization of policy acquisition costs for new credit insurance policies. Benefits and expenses related to Oxford's subsidiaries were $19.1 million for the six months ended June 30, 1998.

     Operating profit before tax and before intercompany eliminations increased by $2.8 million or approximately 72.8% in 1998 to $6.8 million, primarily due to the acquisition of NAI and SML.

Interest Expense
     Net interest expense declined to $29.8 million during the first six months of fiscal 1999, as compared to $33.6 million compared to fiscal 1998. The decrease can be attributed to a reduction in the average cost of debt and a decrease in average debt levels outstanding.

Extraordinary Loss on Extinguishment of Debt
     During the second quarter of fiscal 1998, the Company extinguished $76.0 million of 10.27% interest-bearing notes originally due in fiscal 1999 through fiscal 2002. This resulted in an extraordinary loss of $4.1 million, net of tax of $2.3 million ($0.19 per share).


Consolidated Group
     As a result of the foregoing, pretax earnings of $112.6 million were realized during the first six months of fiscal 1999,, as compared to $103.2 million for fiscal 1998. After providing for income taxes and an extraordinary loss from the extinguishment of debt, net earnings for the first six months of fiscal 1999 were $73.4 million, as compared to $64.1 million for fiscal 1998.

QUARTERLY RESULTS
     The following table presents unaudited quarterly results for the ten quarters in the period beginning April 1, 1996 and ending September 30, 1998. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the consolidated financial statements incorporated herein by reference. The Company's U-Haul rental operations are seasonal and proportionally more of the Company's revenues and net earnings from its U-Haul rental operations are generated in the first and second quarters of each fiscal year (April through September).
The operating results for the periods presented are not necessarily indicative of results for any future period (in thousands except for share and per share data).

                                     Quarter Ended
                                -----------------------
                                    Jun 30      Sep 30
                                      1998        1998
                                -----------------------
Total revenues                 $    389,338     440,171
Net earnings                         31,230      42,171
Weighted average common
  shares outstanding (4)         21,924,749  21,935,854
Net earnings
  per common share (both basic
  and diluted) (1)                     1.21        1.71

                                                 Quarter Ended
                                ----------------------------------------------
                                   Jun 30      Sep 30      Dec 31      Mar 31
                                     1997        1997        1997        1998
                                ----------------------------------------------
Total revenues                 $   372,021     412,774     322,543     298,607
Earnings from operations
  before extraordinary loss
  on early extinguishment
  of debt (6) (7)                   29,198      39,032      (5,390)    (14,184)
Net earnings (loss) (3) (6) (7)     29,198      34,894     (15,236)    (13,872)
Weighted average common
  shares outstanding (4)        21,879,156  21,890,072  21,901,521  21,913,654
Earnings (loss) from operations
  before extraordinary loss
  on early extinguishment
  of debt per common
  share (2) (6) (7)                   1.09        1.54       (0.49)      (0.85)
Net earnings (loss) per
  common share (both basic
  and diluted) (1) (2) (4)
  (6) (7)                             1.09        1.35       (0.94)      (0.84)

                                                 Quarter Ended
                                ----------------------------------------------
                                   Jun 30      Sep 30      Dec 31      Mar 31
                                     1996        1996        1996        1997
                                ----------------------------------------------
Total revenues                 $   361,053     398,449     316,892     283,381
Earnings from operations
  before extraordinary loss
  on early extinguishment
  of debt (5)                       40,005      39,741      (9,538)    (16,024)
Net earnings (loss) (5)             40,005      37,737      (9,853)    (16,024)
Weighted average common
  shares outstanding (4)        32,015,301  27,675,192  20,359,873  21,868,241
Earnings (loss) from operations
  before extraordinary loss
  on early extinguishment
  of debt per common share
  (1) (4) (5)                         1.15        1.29       (0.72)      (0.97)
Net earnings (loss) per
  common share (both basic
  and diluted) (1) (4) (5)            1.15        1.22       (0.74)      (0.97)


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

QUARTER ENDED SEPTEMBER 30, 1998 VERSUS QUARTER ENDED SEPTEMBER 30, 1997

Moving and Storage Operations
     Revenues consist of rental revenue and net sales.

     Rental revenue increased by $11.3 million, approximately 3.7%, to $317.5 million in the second quarter of fiscal 1999. This reflects a $9.9 million increase in revenues from the rental of moving related equipment reflecting higher truck inventory levels and improved in-town truck utilization.

     Net sales were $51.3 million in the second quarter of fiscal 1999, which represents an increase of 2.4% from fiscal 1998 net sales of $50.1 million. Revenue growth from the sale of moving support items (i.e. boxes, etc.) accounted for the increase during the quarter.

     Cost of sales was $30.2 million in the second quarter of fiscal 1999, which represents an increase of 1.7% from $29.7 million for the same period in fiscal 1998. The increase in cost of sales primarily reflects increased material costs from the sale of moving support items which can be attributed to a higher sales level.

     Operating expense was relatively stable at $222.1 million for the second quarter of fiscal 1999 compared to $220.3 million for fiscal 1998.

     Lease expense increased to $29.6 million for the second quarter of fiscal 1999 compared to $22.4 million in fiscal 1998. Additional leasing activity over the past nine months reflects the increase.

     Net depreciation expense for the second quarter of fiscal 1999 was $14.3 million, as compared to $10.8 million in fiscal 1998. An increase in gain on sale of property offset by an increase in depreciation expense relating to rental equipment accounted for the change.


Property and Casualty
     RWIC gross premium writings for the quarter ended June 30, 1998 were $50.8 million as compared to $54.9 million in 1997. The decreased premium writings resulted primarily from reduced insurance transactions with U-Haul. The rental industry share of total premiums declined to 54.1% for the quarter ended June 30, 1998 as compared to 58.7% for 1997. RWIC underwrites professional reinsurance via broker markets, and premiums in this area decreased during the second quarter of 1998 to 27.9% of total gross premiums, from 28.8% during 1997. Direct multiple peril coverage of various commercial properties and businesses accounted for 13.8% of total gross written premium during the second quarter of 1998, as compared to 11.4% in 1997. General agency premiums increased to 4.2% of gross written premiums during the second quarter of 1998 as compared to 1.3% in 1997. This increase can be attributed to decreased rental industry and professional reinsurance written premiums and increased writing of excess workers compensation.

     Net earned premiums decreased to $42.5 million for the quarter ended June 30, 1998, compared with $44.5 million for 1997. The premium decrease resulted from the U-Haul Liability programs in the rental industry market which decreased $3.8 million from $26.8 million for 1997. Offsetting this decrease in net earned premiums was a $1.1 million increase in the general agency and direct multiple peril business, which consisted of $1.6 million and $4.9 million for June 30, 1998 and $1.4 million and $4.0 million in 1997, respectively. Assumed treaty increased to $13.0 million for the quarter ended June 30, 1998 as compared to $12.3 million for 1997.

     Net investment income was $8.5 million for the quarter ended June 30, 1998, an increase of 6.3% over 1997 net investment income of $8.0 million. The increase resulted from enhanced yield provided by an increased investment in preferred stock.

     Underwriting expenses incurred were $46.7 million for the quarter ended June 30, 1998, a decrease of $5.1 million, or 9.8% from 1997. The losses and loss adjustment expenses incurred a decrease of $4.7 million resulting primarily from the reduction in insurance transactions with U-Haul and corresponds to the decrease in liabilities for unpaid claims due to estimated future losses for current and prior policies for those transactions. Net commissions decreased $1.3 million due to decreased assumed reinsurance deferred acquisition costs, which corresponds to the decrease in unearned premiums compared to 1997. All other underwriting expenses increased in the aggregate by $0.9 million.

     RWIC completed the second quarter of 1998 with income before tax expense of $4.3 million as compared to $0.8 million for the same period in 1997. This represents an increase of $3.5 million, or 437.5% over 1997. The increase resulted primarily from decreased underwriting expenses.
Life Insurance
     Total premiums from Oxford and its subsidiaries were $20.3 million for the quarter ended June 30, 1998, an increase of $13.5 million compared to 1997. These increases are due to new Single Premium Whole Life Writings and the acquisition of NAI and SML.

     Premiums from Oxford's reinsurance lines before intercompany eliminations were $6.1 million for the quarter ended June 30, 1998, a decrease of $700 thousand or 10.2% over 1997 and accounted for 30.0% of Oxford's premiums in the quarter ended June 30, 1998. These premiums are primarily from term life insurance and deferred annuity contracts that have matured. Decreases in premiums are primarily from these matured reinsurance agreements.

     Premiums from Oxford's direct lines before intercompany eliminations were $2.5 million in the quarter ended June 30, 1998, an increase of $500 thousand or 25.0% compared to 1997. This increase in direct premium is primarily attributable to the new writings of Single Premium Whole Life policies. Oxford's direct business related to group life and disability coverage issued to employees of the Company accounted for 3.0% of premiums. Other direct lines, including credit life and health business, accounted for 8.9% of Oxford's premium in the quarter ended June 30, 1998. Premiums from Oxford's subsidiaries, NAI and SML, were $11.7 million and accounted for 57.8% of premiums for the quarter ended June 30, 1998.

     Net investment income before intercompany eliminations was $5.0 million for the quarter ended June 30, 1998 and $4.4 million for 1997.

     Benefits and expenses incurred were $23.7 million for the quarter ended June 30, 1998. Oxford's benefits and expenses were $12.2 million, an increase of 32.6% compared to 1997. This increase is primarily due to increases in the amortization of policy acquisition costs. Benefits and expenses related to Oxford's subsidiaries were $11.5 million.

     Operating   profit  before  tax  and  intercompany   eliminations
increased by $1.1 million, or 57.9%, in the quarter ended June 30, 1998 to $3.0 million, primarily due to the acquisition of NAI.

Interest Expense, net
     Net interest expense was $14.7 million in the second quarter of fiscal 1999 versus $16.2 million for 1997. The decrease can be attributed to a decrease in average debt levels outstanding and a reduction in the average cost of debt.

Extraordinary Loss on Extinguishment of Debt
     During the second quarter of fiscal 1998, the Company extinguished $76.0 million of 10.27% interest-bearing notes originally due in fiscal 1999 through fiscal 2002. This resulted in an extraordinary loss of $4.1 million, net of tax of $2.3 million ($0.19 per share).

Consolidated Group
     As a result of the foregoing, pretax earnings of $65.3 million were realized during the second quarter of fiscal 1999, as compared to $59.1 million for fiscal 1998. After providing for income taxes and extraordinary losses from the extinguishment of debt, net earnings for the second quarter of fiscal 1999 were $42.2 million, as compared to $34.9 million for fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

Moving and Storage Operations
     To meet the needs of its customers, U-Haul must maintain a large inventory of fixed asset rental items. At September 30, 1998, net property, plant and equipment represented approximately 66.9% of total U-Haul assets and approximately 43.9% of consolidated assets. In the second quarter of fiscal 1999, capital expenditures were $190.0 million, as compared to $284.0 million for fiscal 1998, reflecting expansion of the rental truck fleet. These acquisitions were funded with internally generated funds from operations and lease financings.

     Cash flows provided by operating activities were $100.1 million for the first six months of fiscal 1999, as compared to $106.9 million in fiscal 1998. An increase in receivables was a contributing factor of the decrease.

Property and Casualty
     Cash flows provided (used) by operating activities were $(8.8) million and $1.7 million for the six months ended June 30, 1998 and 1997, respectively. The change resulted primarily from increased paid losses recoverable, decreased loss and expense reserves, and a smaller unearned premium increase compared to 1997. Offsetting were increases in accounts receivable, due from affiliates and other liabilities.

      RWIC's cash and cash equivalents and short-term investment portfolio were $2.9 million and $5.5 million at June 30, 1998 and 1997, respectively. This balance reflects funds in transition from maturity proceeds to long-term investments. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs. Capital and operating budgets allow RWIC to schedule cash needs in accordance with investment and underwriting proceeds.

      RWIC maintains a diversified securities investment portfolio, primarily in bonds, at varying maturity levels with 94.6% of the fixed-
income  securities  consisting of investment  grade  securities.   The
maturity distribution is designed to provide sufficient liquidity to meet future cash needs. Current liquidity remains strong with current invested assets equal to 118.4% of total liabilities.

      Stockholder's equity increased $3.0 million from $196.6 million at June 30, 1997 to $199.6 at June 30, 1998. RWIC considers current shareholder's equity to be adequate to support future growth and absorb unforeseen risk events. RWIC does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions.

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

     Cash flows provided by operating activities were $2.4 million and $14.5 million for the six months ended June 30, 1998 and 1997, respectively. Cash flows provided (used) by financing activities were $7.1 million and $(17.6) million for the six months ended June 30, 1998 and 1997, respectively. Cash flows from deferred annuity sales are a component of financing activities and result in the purchase of
fixed  maturities, which are a component of investing activities.   In
addition to cash flows from operating and financing activities, a substantial amount of liquid funds is available through Oxford's short-
term  portfolio.   At  June 30, 1998 and 1997, short-term  investments
amounted to $33.0 million and $4.5 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

     Stockholder's equity of Oxford increased to $89.6 million in 1998 from $77.8 million in 1997 primarily as a result of earnings from operations.

      Applicable laws and regulations of the State of Arizona require the Company's insurance subsidiaries to maintain minimum capital and surplus determined in accordance with statutory accounting practices. With respect to Oxford, the amount is $0.6 million. In addition, the amount of dividends that can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. Statutory surplus which can be distributed as dividends without regulatory approval is zero at June 30, 1998. These restrictions are not expected to have a material adverse effect on the ability of the Company to meet its cash obligations.

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

Credit Agreements
     The Company's operations are funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes and revolving lines of credit with domestic and foreign banks. Principally to finance its fleet of trucks and trailers, the Company routinely enters into sale and leaseback transactions. As of September 30, 1998, the Company had $998.0 million in total notes and loans payable outstanding, as compared with $1,025.3 million at March 31, 1998, and $1,059.0 million at September 30, 1997. Unutilized committed lines of credit are $225.0 million at September 30, 1998.

     Certain of the Company's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, maintaining certain financial ratios and placing certain additional liens on its properties and assets. At September 30, 1998, the Company was in compliance with these covenants.

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

     The Company's date critical functions related to the Year 2000 and beyond, such as rental transaction processing and financial systems, may be adversely affected unless these computer systems are or become Year 2000 compliant. The Company has been replacing, upgrading or modifying key financial systems in the normal course of business. The Company is utilizing both internal and external resources to identify, correct, reprogram and test its systems for Year 2000 compliance. The Company has completed the assessment phase. The Company's internal information technology conversion phase is underway and on schedule with the testing phase scheduled for completion by fiscal year end. In particular, the Company has an outside consulting firm on-site currently making the necessary modifications to existing systems.

     The Company is also reviewing its non-information technology items for Year 2000 compliance, such as rental vehicles and storage facilities security systems.

     The Company expects to be fully Year 2000 compliant by March 1999 at an estimated cost of approximately $2.0 million, of which $1.0 million has been incurred through September 30, 1998. Although the Company believes it will achieve compliance on a timely basis and does not anticipate incurring material costs beyond the estimated $2.0 million, no assurance can be given that the Company's computer systems will be Year 2000 compliant by March 1999 or otherwise in a timely manner or that the Company will not incur significant additional costs pursuing Year 2000 compliance. If the appropriate modifications are not made, or are not timely, the Year 2000 problem may have a material adverse effect on the Company. Furthermore, even if the Company's systems will be Year 2000 compliant, there can be no assurance the Company will not be adversely affected by the failure of others to become Year 2000 compliant. For example, the Company may be affected by, among other things, the failure of inventory suppliers, credit card processors, security companies or other vendors and service providers to become Year 2000 compliant.
The Company is communicating with its major business partners to determine the efforts being made on their part for compliance. Critical vendors with electronic data interchange will be scheduled for testing during the Company's fourth quarter, with other vendor testing to be scheduled during the remainder of the calendar year 1999. The Company is in the process of developing a contingency plan to be used, if in the most reasonably likely worst case scenario, a business partner is not Year 2000 compliant. It is anticipated that the contingency plan will be completed by fiscal year end.

Despite the Company's efforts to date, there can be no assurance that the Year 2000 problem will not have a material adverse effect on the Company in the future.


                      PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     As disclosed in the Company's Form 10-K for the year ended March 31, 1998, a judgment was entered on February 21, 1995 in the action in the Superior Court of the State of Arizona, Maricopa County, entitled Samuel W. Shoen, M.D. et al. v. Edward J. Shoen, et al., No. CV 88-20139
-------------------------------------------------------
(the "Shoen Litigation") against Edward J. Shoen in the amount of
$7.0 million as punitive damages. On July 15, 1998, Edward J. Shoen filed an appeal with the United States Supreme Court with respect to the award of punitive damages. On October 5, 1998, the punitive damage award in the Shoen Litigation (which was subsequently reduced by partial settlement to $6.0 million) became final when the United States Supreme Court denied certiorari.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1998 Annual Meeting of Stockholders was held August 28, 1998.

     At the 1998 Annual Meeting of Stockholders, William E. Carty and Charles J. Bayer were elected to serve until the 2002 Annual Meeting of Stockholders; John P. Brogan and James J. Grogan were elected to fill vacated seats until the 1999 Annual Meeting of Stockholders. Edward J. Shoen and Richard J. Herrera continue as directors with terms that expire at the 2000 Annual Meeting of Stockholders; John M. Dodds and James P. Shoen continue to serve as directors until the 2001 Annual Meeting of Stockholders.

     The following table sets forth the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes with respect to each matter voted on at the 1998 Annual Meeting of
Stockholders:

Matters Submitted  Votes cast   Votes cast    Votes                  Broker
   To a Vote          For         Against    Withheld  Abstentions  Non-Votes
-----------------------------------------------------------------------------

1.  Election of Directors

John P. Brogan     20,334,779      53,992     63,520        -           -

James J. Grogan    20,341,242      46,023     65,026        -           -

William E. Carty   20,344,328      41,797     66,166        -           -

Charles J. Bayer   20,353,788      33,703     63,800        -           -

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

 a. Exhibits

     Exhibit No.              Description
     -----------              -----------

          3.1     Restated Articles of Incorporation (1)
          3.2     Restated By-Laws of AMERCO as of August 27, 1997 (2)
         27       Financial Data Schedule

 b. Reports on Form 8-K.

         No report on Form 8-K was filed during the quarter ended
         September 30, 1998.

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


                                   AMERCO
                                   ___________________________________
                                            (Registrant)


Dated: November 9, 1998             By: /S/ GARY B. HORTON
                                   ___________________________________
                                        Gary B. Horton, Treasurer
                                      (Principal Financial Officer)