Form 10-Q
period 1998-12-31
AMERCO /NV/
filed 1999-02-12
CIK 4457

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934


                For the quarterly period ended December 31, 1998

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

22,614,087 shares of AMERCO Common Stock, $0.25 par value were outstanding at February 12, 1999.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at February 12, 1999. U-Haul International, Inc. meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                          TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         a)  Consolidated Balance Sheets as of December 31, 1998,
             March 31, 1998 and December 31, 1997..................     4

         b)  Consolidated Statements of Earnings for the Nine
             months ended December 31, 1998 and 1997...............     6

         c)  Consolidated Statements of Changes in Stockholders'
             Equity for the Nine months ended December 31, 1998
             and 1997..............................................     7

         d)  Consolidated Statements of Earnings for the
             Quarters ended December 31, 1998 and 1997.............     8

         e)  Consolidated Statements of Cash Flows for the Nine
             months ended December 31, 1998 and 1997...............     9

         f)  Notes to Consolidated Financial Statements -
             December 31, 1998, March 31, 1998 and
             December 31, 1997.....................................    10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................    20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.........................................    28

Item 6.  Exhibits and Reports on Form 8-K..........................    29

                          THIS PAGE LEFT
                        INTENTIONALLY BLANK

                  PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


               AMERCO AND CONSOLIDATED SUBSIDIARIES

                    Consolidated Balance Sheets


                                           December 31,  March 31,  December 31,
            ASSETS                             1998         1998        1997
                                           ------------------------------------
                                            (unaudited)   (audited)  (unaudited)
                                                        (in thousands)


Cash and cash equivalents                  $   34,949       31,606       31,822
Receivables                                   407,200      317,620      251,064
Inventories                                    70,891       68,887       78,242
Prepaid expenses                               19,668       21,154       19,294
Investments, fixed maturities                 878,770      886,873      864,321
Investments, other                            157,849      164,064      147,545
Deferred policy acquisition costs              63,397       44,255       41,257
Other assets                                  107,422      103,062       73,355
                                           ------------------------------------

Property, plant and equipment, at
  cost:
  Land                                        196,977      208,028      208,334
  Buildings and improvements                  800,137      838,419      830,747
  Furniture and equipment                     226,724      214,513      208,374
  Rental trailers and other rental
    equipment                                 202,751      179,225      179,733
  Rental trucks                               943,761      939,561    1,041,591
                                           ------------------------------------
                                            2,370,350    2,379,746    2,468,779
  Less accumulated depreciation             1,109,388    1,103,990    1,117,734
                                           ------------------------------------

       Total property, plant and
         equipment                          1,260,962    1,275,756    1,351,045
                                           ------------------------------------

























                                          $ 3,001,108    2,913,277    2,857,945
                                           ====================================

The accompanying notes are an integral part of these consolidated financial statements.

                                           December 31,   March 31, December 31,
 LIABILITIES AND STOCKHOLDERS' EQUITY           1998         1998       1997
                                           ------------------------------------
                                            (unaudited)   (audited)  (unaudited)
                                                       (in thousands)

Liabilities:
  Accounts payable and accrued
    expenses                              $   102,032      144,201       94,284
  Notes and loans                           1,023,452    1,025,323    1,074,409
  Policy benefits and losses, claims
    and loss expenses payable                 570,592      592,642      493,003
  Liabilities from premium deposits           433,647      425,347      423,777
  Cash overdraft                               34,130       21,414       24,978
  Other policyholders' funds and
    liabilities                                40,203       34,911       26,695
  Deferred income                             111,584       45,298       42,803
  Deferred income taxes                        63,680       29,082       39,944
                                           ------------------------------------

Stockholders' equity:
  Serial preferred stock, with or
    without par value, 50,000,000
    shares authorized -
    Series A preferred stock, with no par
      value, 6,100,000 shares authorized,
      issued and outstanding as of
      December 31, 1998, March 31, 1998
      and December 31, 1997                       -            -            -
    Series B preferred stock, with no par
      value, 100,000 shares authorized,
      50,000 shares issued and outstanding
      as of December 31, 1998, 75,000 shares
      issued and outstanding as of March 31,
      1998 and 100,000 shares issued and
      outstanding as of December 31, 1997         -            -            -
  Serial common stock, with or
    without par value, 150,000,000
    shares authorized -
    Series A common stock of $0.25 par
      value, 10,000,000 shares authorized,
      5,762,495 shares issued as of
      December 31, 1998,  March 31, 1998
      and December 31, 1997                     1,441        1,441        1,441
  Common stock of $0.25 par value,
    150,000,000 shares authorized,
    36,487,505 shares issued as of
    December 31, 1998, March 31, 1998
    and December 31, 1997                       9,122        9,122        9,122
  Additional paid-in capital                  288,444      313,444      337,444
  Accumulated other comprehensive income      (14,862)      (9,384)      (9,243)
  Retained earnings                           714,432      658,227      677,078
                                           ------------------------------------
                                              998,577      972,850    1,015,842
  Less:
    Cost of common shares in treasury,
      (19,635,913 shares as of
      December 31, 1998, March 31, 1998
      and December 31, 1997)                  359,723      359,723      359,723
    Unearned employee stock
      ownership plan shares                    17,066       18,068       18,067
                                           ------------------------------------
         Total stockholders' equity           621,788      595,059      638,052

Contingent liabilities and commitments

                                          $ 3,001,108    2,913,277    2,857,945
                                           ====================================

The accompanying notes are an integral part of these consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                Consolidated Statements of Earnings

                  Nine months ended December 31,
                            (Unaudited)

                                                   1998         1997
                                             -------------------------
                                                (in thousands except
                                             share and per share data)

Revenues
  Rental revenue                            $    848,771      804,356
  Net sales                                      143,169      140,041
  Premiums                                       165,492      119,890
  Net investment income                           40,647       36,388
                                              -----------------------
       Total revenues                          1,198,079    1,100,675

Costs and expenses
  Operating expense                              663,509      618,116
  Cost of sales                                   84,568       80,834
  Benefits and losses                            130,468      130,914
  Amortization of deferred acquisition
    costs                                         16,902       10,679
  Lease expense                                   87,632       67,027
  Depreciation, net                               53,480       48,795
                                              -----------------------
Total costs and expenses                       1,036,559      956,365

Earnings from operations                         161,520      144,310

  Interest expense, net of interest
    income of $10,417 and $10,307 in
    1998 and 1997, respectively                   44,586       49,301
                                              -----------------------

Pretax earnings                                  116,934       95,009
Income tax expense                               (41,055)     (32,169)
                                              -----------------------
Earnings from operations before
  extraordinary loss on early
  extinguishment of debt                          75,879       62,840
Extraordinary loss on early
  extinguishment of debt, net                        -        (13,984)
                                              -----------------------

       Net earnings                         $     75,879       48,856
                                              =======================

Earnings per common share (both
  basic and diluted):
Earnings from operations before
  extraordinary loss on early
  extinguishment of debt                    $       2.85         2.15
Extraordinary loss on early
  extinguishment of debt, net                         -         (0.64)
                                              -----------------------

       Net earnings                         $       2.85         1.51
                                              =======================


Weighted average common shares outstanding    21,934,264   21,890,250
                                              =======================


The accompanying notes are an integral part of these consolidated financial statements.

                                                   AMERCO AND CONSOLIDATED SUBSIDIARIES
                                        Consolidated Statements of Changes in Stockholders' Equity
                                               Nine months ended December 31, 1998 and 1997
                                                                 (unaudited)
                                                                (in thousands)



                                                                                          Unearned
                                                          Accumulated                     Employee
                               Series A        Additional    Other                          Stock         Total
                                Common  Common  Paid-in   Comprehensive Retained Treasury  Ownership   Stockholders' Comprehensive
                                Stock    Stock  Capital      Income     Earnings  Stock   Plan Shares    Equity        Income
                               ---------------------------------------------------------------------------------------------------
Balance at March 31, 1998      $ 1,441   9,122  313,444      (9,384)    658,227  (359,723) (18,068)      595,059

Preferred stock repurchase                      (25,000)                                                 (25,000)
Leveraged employee stock
 ownership plan:
  Purchase of shares                                                                          (201)         (201)
  Repayments from loan                                                                       1,203         1,203
Preferred stock dividends:
 Series A ($1.59 per share)                                              (9,723)                          (9,723)
 Series B ($69.64 per share)                                             (3,756)                          (3,756)
Indemnification in settlement
 of litigation                                                           (6,195)                          (6,195)
Comprehensive income:
 Net income                                                              75,879                           75,879        $ 75,879
 Other comprehensive income,
  net of tax:
   Foreign currency
    translation                                              (6,420)                                      (6,420)         (6,420)
   Unrealized loss on
    investments                                               5,761                                        5,761           5,761
   Fair market value -
    cash flow hedge                                          (4,819)                                      (4,819)         (4,819)
                                                                                                                          ------
 Comprehensive income                                                                                                   $ 70,401
                                ------   -----  -------     -------     -------  --------  -------       -------          ======
Balance at December 31, 1998   $ 1,441   9,122  288,444     (14,862)    714,432  (359,723) (17,066)      621,788
                                ======   =====  =======     =======     =======  ========  =======       =======

Balance at March 31, 1997      $ 1,441   9,122  337,933      (9,722)    644,009  (359,723) (20,740)      602,320

Preferred stock                                  (1,000)                                                  (1,000)
Leveraged employee stock
 ownership plan:
  Issuance of shares                                511                                                      511
  Purchase of shares                                                                            (4)           (4)
  Repayments from loan                                                                       2,677         2,677
Preferred stock dividends:
 Series A ($1.59 per share)                                              (9,723)                          (9,723)
 Series B ($60.64 per share)                                             (6,064)                          (6,064)
Comprehensive income:
 Net income                                                              48,856                           48,856        $ 48,856
 Other comprehensive income,
  net of tax:
   Foreign currency
    translation                                              (2,859)                                      (2,859)         (2,859)
   Unrealized loss on
    investments                                               3,338                                        3,338           3,338
                                                                                                                          ------
 Comprehensive income                                                                                                   $ 49,335
                                ------   -----  -------     -------     -------  --------  -------       -------          ======
Balance at December 31, 1997   $ 1,441   9,122  337,444      (9,243)    677,078  (359,723) (18,067)      638,052
                                ======   =====  =======     =======     =======  ========  =======       =======

                            The accompanying notes are an integral part of these consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                Consolidated Statements of Earnings

                    Quarters ended December 31,
                            (Unaudited)

                                                   1998         1997
                                              ------------------------
                                                (in thousands except
                                              share and per share data)

Revenues
  Rental revenue                            $    249,870      233,026
  Net sales                                       35,602       34,430
  Premiums                                        69,269       40,045
  Net investment income                           13,829       12,752
                                              -----------------------
       Total revenues                            368,570      320,253

Costs and expenses
  Operating expense                              216,525      201,119
  Cost of sales                                   21,659       20,314
  Benefits and losses                             50,477       48,881
  Amortization of deferred acquisition
    costs                                          8,103        3,556
  Lease expense                                   31,100       21,572
  Depreciation, net                               21,578       17,380
                                              -----------------------
       Total costs and expenses                  349,442      312,822

Earnings from operations                          19,128        7,431

Interest expense, net of interest
  income of $3,539 and $3,243 in
  1998 and 1997, respectively                     14,829       15,657
                                              -----------------------

Pretax earnings (loss) from operations             4,299       (8,226)
Income tax benefit (expense)                      (1,821)       2,836
                                              -----------------------

Earnings (loss) from operations before
  extraordinary loss on early
  extinguishment of debt                           2,478       (5,390)
Extraordinary loss on early
  extinguishment of debt, net                        -         (9,846)
                                              -----------------------

       Net earnings (loss)                  $      2,478      (15,236)
                                              =======================


Earnings (loss) per common share:
Earnings (loss) from operations before
  extraordinary loss on early
  extinguishment of debt                    $      (0.07)       (0.49)
Extraordinary loss on early
 extinguishment of debt, net                         -          (0.45)
                                              -----------------------

       Net earnings (loss)                  $      (0.07)       (0.94)
                                              =======================


Weighted average common shares outstanding    21,942,190   21,901,521
                                              =======================





The accompanying notes are an integral part of these consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

               Consolidated Statements of Cash Flows

                  Nine months ended December 31,
                            (Unaudited)
                                                   1998        1997
                                                --------------------
                                                    (in thousands)
Cash flows from operating activities:
  Net earnings                                $   75,879      48,856
    Depreciation and amortization                 80,717      81,099
    Provision for losses on accounts
      receivable                                   3,545       3,496
    Net gain on sale of real and
      personal property                             (681)       (667)
    Net gain on sale of investments               (1,745)       (315)
    Changes in policy liabilities and
      accruals                                     7,368      19,765
    Additions to deferred policy
      acquisition costs                          (36,117)     (4,890)
    Net change in other operating assets
      and liabilities                            (98,843)    (37,167)
                                                --------------------

Net cash provided by operating activities         30,123     110,177
                                                --------------------

Cash flows from investing activities:
  Purchases of investments:
    Property, plant and equipment               (235,035)   (317,189)
    Fixed maturities                            (141,792)    (94,451)
    Equity investment                                -       (24,500)
    Preferred stock                              (20,700)        -
    Mortgage loans                                (1,582)    (13,380)
    Common stock                                  (2,553)        -
  Proceeds from sale of investments:
    Property, plant and equipment                196,506     163,503
    Fixed maturities                             177,162      95,562
    Real estate                                    5,196         685
    Preferred stock                                1,858         -
    Mortgage loans                                14,661      15,222
  Changes in other investments                    (3,560)      1,793
                                                --------------------
Net cash used by investing
  activities                                      (9,839)   (172,755)
                                                --------------------

Cash flows from financing activities:
  Net change in short-term borrowings             44,500     171,500
  Debt issuance costs                               (378)     (2,936)
  Proceeds from notes                                -       300,000
  Principal payments on notes                    (46,370)   (380,641)
  Extraordinary loss on early
    extinguishment of debt, net                      -       (13,984)
  Leveraged Employee Stock Ownership Plan:
    Purchase of shares                              (201)         (4)
    Repayments from loan                           1,203       2,677
  Net change in cash overdraft                    12,716       1,372
  Preferred stock dividends paid                 (13,479)    (15,787)
  Repurchase of preferred stock                  (25,000)        -
  Investment contract deposits                    56,217      35,628
  Investment contract withdrawals                (46,149)    (45,177)
                                                --------------------
Net cash provided (used) by
  financing activities                           (16,941)     52,648
                                                --------------------
Increase (decrease)in cash and
  cash equivalents                                 3,343      (9,930)
Cash and cash equivalents at
  beginning of period                             31,606      41,752
                                                --------------------
Cash and cash equivalents at
  end of period                               $   34,949      31,822
                                                ====================



The accompanying notes are an integral part of these consolidated financial statements.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements

        December 31, 1998, March 31, 1998 and December 31, 1997
                              (Unaudited)


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

     The consolidated balance sheets as of December 31, 1998 and 1997, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the nine months ended December 31, 1998 and 1997 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

     Certain   reclassifications  have  been  made  to  the  financial
statements for the nine months ended December 31, 1997 to conform with the current year's presentation.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


2.   INVESTMENTS

     A comparison of amortized cost to market for fixed maturities is as follows:

     September 30, 1998
     ------------------  Par Value               Gross       Gross     Estimated
     Consolidated        or number  Amortized  unrealized  unrealized   market
     Held-to-Maturity    of shares     cost      gains       losses      value
                         -------------------------------------------------------
                                              (in thousands)

     U.S. treasury
       securities
       and government
       obligations       $  15,165  $  15,031      1,939         -      16,970
     U.S. government
       agency mortgage-
       backed securities $  32,975     32,801        877         (18)   33,660
     Obligations of
       states and
       political
       subdivisions      $  10,975     10,904        942         -      11,846
     Corporate
       securities        $ 135,714    137,052      6,502        (248)  143,306
     Mortgage-backed
       securities        $  76,832     75,788      2,723        (200)   78,311
     Redeemable preferred
       stocks                4,434    112,694      1,359      (1,621)  112,432
                                      ----------------------------------------

                                      384,270     14,342      (2,087)  396,525
                                      ----------------------------------------

     September 30, 1998
     ------------------  Par Value               Gross       Gross     Estimated
     Consolidated        or number  Amortized  unrealized  unrealized   market
     Available-for-Sale  of shares     cost      gains       losses      value
                         -------------------------------------------------------
                                               (in thousands)

     U.S. treasury
       securities and
       government
       obligations       $  16,505     16,612      1,348         -      17,960
     U.S. government
       agency mortgage-
       backed securities $  33,405     32,958      1,899         -      34,857
     States,
       municipalities
       and political
       subdivisions      $   7,925      8,348        441         (18)    8,771
     Corporate
       securities        $ 329,860    332,637     17,730      (1,639)  348,728
     Mortgage-backed
       securities        $  49,421     49,270      1,885          (5)   51,150
     Redeemable preferred
       stocks                1,286     32,747        645        (358)   33,034
                                      ----------------------------------------

                                      472,572     23,948      (2,020)  494,500
                                      ----------------------------------------

            Total                   $ 856,842     38,290      (4,107)  891,025
                                      ========================================

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

         Notes to Consolidated Financial Statements, Continued
                              (Unaudited)


3.   SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE SUBSIDIARIES

     A summarized consolidated balance sheet for RWIC is presented below:

                                                          September 30,
                                                     ---------------------
                                                         1998        1997
                                                     ---------------------
                                                          (in thousands)

    Investments - fixed maturities                 $   407,755     413,196
    Other investments                                   23,720      22,571
    Receivables                                        139,145     119,368
    Deferred policy acquisition costs                    8,472       5,663
    Due from affiliate                                  24,831      33,020
    Deferred federal income taxes                       14,475      17,531
    Other assets                                        24,821      18,916
                                                       -------------------

         Total assets                              $   643,219     630,265
                                                       ===================

    Policy liabilities and accruals                $   360,657     361,146
    Unearned premiums                                   54,200      50,586
    Other policyholders' funds and liabilities          21,272      23,028
                                                       -------------------
      Total liabilities                                436,129     434,760

    Stockholder's equity                               207,090     195,505
                                                       -------------------

         Total liabilities and
           stockholder's equity                    $   643,219     630,265
                                                       ===================


     A summarized consolidated income statement for RWIC is presented below:

                                      Nine months ended        Quarter ended
                                        September 30,           September 30,
                                    -------------------       ----------------
                                       1998      1997          1998      1997
                                    ------------------------------------------
                                                   (in thousands)

    Premiums                       $ 104,737   118,753        39,476    39,757
    Net investment income             24,621    23,222         7,969     7,942
                                     -----------------        ----------------
      Total revenue                  129,358   141,975        47,445    47,699

    Benefits and losses               86,711   113,749        30,171    43,831
    Amortization of deferred
      policy acquisition costs         5,402     6,466         3,001     2,155
    Other expenses                    23,093    19,902         6,639     5,678
                                     -----------------        ----------------
      Total expenses                 115,206   140,117        39,811    51,664

        Income from operations        14,152     1,858         7,634    (3,965)
    Federal income tax expense        (4,515)      (35)       (2,555)    1,610
                                     -----------------        ----------------

        Net income                 $   9,637     1,823         5,079    (2,355)
                                     =================        ================

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


3. SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE SUBSIDIARIES, continued

     A summarized consolidated balance sheet for Oxford is presented below:

                                                          September 30,
                                                     ---------------------
                                                         1998        1997
                                                     ---------------------
                                                          (in thousands)

    Investments - fixed maturities                 $   471,015     451,125
    Other investments                                  115,010     102,467
    Receivables                                         42,083      12,357
    Deferred policy acquisition costs                   54,925      35,594
    Due from affiliate                                   3,046         260
    Other assets                                        34,143       1,667
                                                       -------------------

        Total assets                               $   720,222     603,470
                                                       ===================

    Policy liabilities and accruals                $   155,735      81,271
    Premium deposits                                   433,647     423,777
    Other policyholders' funds and liabilities          22,147       5,524
    Deferred taxes                                      12,471      10,457
                                                       -------------------
      Total liabilities                                624,000     521,029

    Stockholder's equity                                96,222      82,441
                                                       -------------------

        Total liabilities and
          stockholder's equity                     $   720,222     603,470
                                                       ===================

     A summarized consolidated income statement for Oxford is presented below:

                                      Nine months ended        Quarter ended
                                        September 30,           September 30,
                                     -----------------------------------------
                                       1998      1997          1998      1997
                                     -----------------------------------------
                                                   (in thousands)

    Premiums                        $ 71,389    19,259        35,087     6,559
    Net investment income             14,486    13,400         5,046     4,491
                                      ----------------        ----------------
      Total revenue                   85,875    32,659        40,133    11,050

    Benefits and losses               43,757    17,165        20,306     5,050
    Amortization of deferred
      policy acquisition costs        11,500     4,213         5,102     1,401
    Other expenses                    20,908     4,063        11,768     1,287
                                      ----------------        ----------------
      Total expenses                  76,165    25,441        37,176     7,738

        Income from operations         9,710     7,218         2,957     3,312
    Federal income tax expense        (2,991)   (2,036)         (903)     (951)
                                      ----------------        ----------------

        Net income                  $  6,719     5,182         2,054     2,361
                                      ================        ================

     On November 21, 1997, Oxford purchased all of the issued and outstanding shares of Encore Financial, Inc. and its subsidiaries (Encore) for $11,569,000. Encore's primary subsidiary is North
American Insurance Company (NAI), domiciled in Wisconsin. NAI's premium volume is primarily derived from the sale of credit life and disability products. NAI owns all of the issued and outstanding common shares of North American Fire & Casualty Insurance Company, a property and casualty insurance company domiciled in Louisiana.

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

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


4.  ACCUMULATED OTHER COMPREHENSIVE INCOME

     A summary of accumulated comprehensive income components follows:

                                           Unrealized  Fair market  Accumulated
                                Foreign    gain (loss)  value of        other
                                currency      on        cash flow  comprehensive
                               translation investments    hedge         income
                              -------------------------------------------------
                                                   (in thousands)

 Balance at March 31, 1998    $ (18,675)       9,291           -         (9,384)
   Foreign currency
    translation                  (6,420)         -             -         (6,420)
   Unrealized gain (loss)
     on investments                 -          5,761           -          5,761
   Fair market value of
     cash flow hedge                -             -         (4,819)      (4,819)
                                -----------------------------------------------

 Balance at December 31, 1998 $ (25,095)      15,052        (4,819)     (14,862)
                                ===============================================

 Balance at March 31, 1997    $ (14,133)       4,411           -         (9,722)
   Foreign currency
     translation                 (2,859)         -             -         (2,859)
   Unrealized gain (loss)
     on investments                 -          3,338           -          3,338
                                -----------------------------------------------

 Balance at December 31, 1997 $ (16,992)       7,749           -         (9,243)
                                ===============================================


5.  CONTINGENT LIABILITIES AND COMMITMENTS

     During the nine months ended December 31, 1998, a subsidiary of U-Haul entered into twelve transactions, whereby the Company sold rental trucks and subsequently leased back. The Company has guaranteed $20,651,000 of residual values at December 31, 1998 for these assets at the end of the respective lease terms. U-Haul also entered into one transaction, whereby the Company sold and subsequently leased back
computer  equipment.   Following are the  lease  commitments  for  the
leases executed during the nine months ended December 31, 1998, and subsequently which have a term of more than one year (in thousands):

                                              Net activity
             Year ended           Lease       subsequent to
              March 31,        Commitments      period end      Total
            ---------------------------------------------------------
             1999              $   9,252            -           9,252
             2000                 14,554            -          14,554
             2001                 14,554            -          14,554
             2002                 14,554            -          14,554
             2003                 14,554            -          14,554
             Thereafter           35,027            -          35,027
                                 ------------------------------------
                               $ 102,495            -         102,495
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

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


6.  LEGAL PROCEEDINGS

     As disclosed in the Company's Form 10-K for the year ended March 31, 1998, a judgment was entered on February 21, 1995 in the action in the Superior Court of the State of Arizona, Maricopa County, entitled Samuel W. Shoen, M.D. et al. v. Edward J. Shoen, et al., No. CV 88-20139 (the "Shoen Litigation") against Edward J. Shoen in the amount of $7.0 million as punitive damages. On July 15, 1998, Edward J. Shoen filed an appeal with the United States Supreme Court with respect to the award of punitive damages. On October 5, 1998, the punitive damage award in the Shoen Litigation (which was subsequently reduced by partial settlement to $6.0 million) became final when the United States Supreme Court denied certiorari. In response to a request for indemnification by Edward J. Shoen, the Board of Directors, in conjunction with Independent Counsel and pursuant to Nevada state law, approved the indemnification of the $6.0 million punitive damage judgment. The indemnification payment was made on December 31, 1998, and is reflected in the financial statements as a reduction of retained earnings.


7.  SUPPLEMENTAL CASH FLOWS INFORMATION

     The (increase) decrease in receivables, inventories and accounts payable and accrued liabilities net of other operating and investing activities follows:

                                                    Nine Months ended
                                                       December 31,
                                                  1998              1997
                                            ------------------------------
                                                      (in thousands)

        Receivables                       $    (131,711)           (12,262)
                                            ==============================

        Inventories                       $      (2,004)           (12,448)
                                            ==============================

        Accounts payable and
          accrued liabilities             $     (52,556)           (38,065)
                                            ==============================

     Income taxes paid in cash amounted to $1,065,000 and $1,367,000 for the nine months ended December 31, 1998 and 1997, respectively.

     Interest paid in cash amounted to $57,094,000 and $55,631,000 for the nine months ended December 31, 1998 and 1997, respectively.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


8.  EARNINGS PER SHARE

     The following table reflects the calculation of the earnings per share:


                                      Nine months ended         Quarter ended
                                        December 31,             December 31,
                                      1998       1997        1998        1997
                                  ---------------------------------------------
                                  (in thousands except share and per share data)
Earnings (loss) from operations
  before extraordinary
  loss on early extinguishment
  of debt                        $   75,879     62,840       2,478      (5,390)
Less dividends
  on preferred shares                13,292     15,863       4,046       5,292
                                  --------------------   ---------------------

                                     62,587     46,977      (1,568)    (10,682)
Extraordinary loss on early
  extinguishment of debt                -      (13,984)        -        (9,846)
                                  --------------------   ---------------------

Net earnings (loss) for per
  share calculation              $   62,587     32,993      (1,568)    (20,528)
                                  ====================   =====================

Net earnings (loss) per share:
Earnings (loss) from operations
  before extraordinary loss
  on early extinguishment
  of debt                        $     2.85       2.15       (0.07)      (0.49)
Extraordinary loss on early
  extinguishment of debt, net            -       (0.64)         -        (0.45)
                                  --------------------   ---------------------

Net earnings (loss)              $     2.85       1.51       (0.07)      (0.94)
                                  ====================   =====================

Weighted average common
  shares outstanding             21,934,264 21,890,250  21,942,190  21,901,521
                                 =====================  ======================


9.  RELATED PARTIES

     During the nine months ended December 31, 1998, a subsidiary of the Company held various senior and junior notes with SAC Holding Corporation and its subsidiaries (SAC Holdings). The voting common stock of SAC Holdings is held by Mark V. Shoen, a major stockholder of the Company.

     The Company's subsidiary received interest payments of $5,988,000 from SAC Holdings during the nine months ended December 31, 1998.

     The  Company  currently  manages  the  properties  owned  by  SAC
Holdings pursuant to a management agreement, under which the Company receives a management fee equal to 6% of the gross receipts from the properties. The Company received management fees of $1,620,000 during the nine months ended December 31, 1998. The management fee percentage is consistent with the fees received by the Company for other properties managed by the Company.

     As of December 31, 1998, a subsidiary of the Company funded the purchase of nineteen properties by SAC Holdings for approximately $18,112,000.

     In December 1998, the Company completed the sale of twenty-six storage properties to Six SAC Self-Storage Corporation, a subsidiary of SAC Holding Corporation, for $99,685,000. The Company received cash and notes from the sale. The gain was recorded on the balance sheet.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


10.  NEW ACCOUNTING STANDARDS

     On April 1, 1995, the Company implemented Statement of Position 93-7, "Reporting on Advertising Costs", issued by the Accounting Standards Executive Committee in December 1993. This statement of position provides guidance on financial reporting on advertising costs in annual financial statements. The Company is currently reviewing its implementation procedures.

     On October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement standardizes the accounting for derivative instruments by requiring an entity to recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. It also provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value of hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The Company recorded an after tax adjustment of $4,819,000 to accumulated other comprehensive income recognizing the fair value of derivatives designated as cash flow hedges. The Company uses interest rate swap agreements to potentially mitigate the impact of changes in interest rates on its variable rate debt. For the nine months ended December 31, 1998, the Company recognized $99,000 as interest expense, representing the ineffectiveness of the cash flow hedging activity.

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

   Nine months ended December 31, 1998
   -----------------------------------
   Revenues:
    Outside         $  993,480    119,626     84,973          -       1,198,079
    Intersegment           -        9,732        902      (10,634)          -
                     ----------------------------------------------------------
    Total revenue   $  993,480    129,358     85,875      (10,634)    1,198,079
   Depreciation/
    amortization    $   54,226      6,757     19,734          -          80,717
   Interest expense,
     net of interest
     income
     of $10,417     $   44,586        -          -            -          44,586
   Pretax earnings  $   93,072     14,152      9,710          -         116,934
   Income tax       $  (33,549)    (4,515)    (2,991)         -         (41,055)
   Identifiable
     assets         $1,983,356    643,219    720,222     (345,689)    3,001,108

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


11. INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, continued


                      Moving    Property/             Adjustments
                    and Storage Casualty     Life         and
                    Operations  Insurance  Insurance  Eliminations  Consolidated
                    ------------------------------------------------------------
                                        (in thousands)

   Nine months ended December 31, 1997
   -----------------------------------
   Revenues:
    Outside         $  944,163    124,771     31,741          -       1,100,675
    Intersegment           -       17,204        918      (18,122)          -
                     ----------------------------------------------------------
    Total revenue   $  944,163    141,975     32,659      (18,122)    1,100,675
   Depreciation/
     amortization   $   68,909      8,084      4,106          -          81,099
   Interest expense,
     net of interest
     income
     of $10,307     $   49,301        -          -            -          49,301
   Pretax earnings  $   85,933      1,858      7,218          -          95,009
   Income tax       $  (30,099)       (35)    (2,035)         -         (32,169)
   Identifiable
    assets          $1,952,967    630,265    603,470     (328,757)    2,857,945


   Quarter ended December 31, 1998
   -------------------------------
   Revenues:
    Outside         $  286,286     42,464     39,820          -         368,570
    Intersegment           -        4,981        313       (5,294)          -
                     ----------------------------------------------------------
    Total revenue   $  286,286     47,445     40,133       (5,294)      368,570
   Depreciation/
     amortization   $   20,650      3,319      9,072          -          33,041
   Interest expense,
     net of interest
     income
     of $3,539      $   14,829        -          -            -          14,829
   Pretax earnings  $   (6,292)     7,634      2,957          -           4,299
   Income tax       $    1,637     (2,555)      (903)         -          (1,821)


   Quarter ended December 31, 1997
   -------------------------------
   Revenues:
    Outside         $  267,775     41,740     10,738          -         320,253
    Intersegment           -        5,959        312       (6,271)          -
                     ----------------------------------------------------------
    Total revenue   $  267,775     47,699     11,050       (6,271)      320,253
   Depreciation/
     amortization   $   34,660      2,747      1,324          -          38,731
   Interest expense,
     net of interest
     income
     of $3,243      $   15,657        -          -            -          15,657
   Pretax earnings  $   (7,573)    (3,965)     3,312          -          (8,226)
   Income tax       $    2,177      1,610       (951)         -           2,836

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


11.  INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, continued

Geographic Area Data -      United                            United
  (All amounts are in       States     Canada   Consolidated  States   Canada  Consolidated
   U.S. $'s)                --------------------------------  -----------------------------
                               Nine months ended                   Quarter ended
                            --------------------------------  -----------------------------
                                                   (in thousands)
December 31, 1998
-----------------
Total revenues            $ 1,173,328  24,751     1,198,079   362,108   6,642     368,570
Depreciation/amortization
                          $    78,396   2,321       80,717    32,358      683      33,041
Interest expense, net     $    44,706    (120)      44,586    14,832       (3)     14,829
Income tax                $    41,055     -         41,055    (1,821)     -        (1,821)
Identifiable assets       $ 2,962,672  38,436    3,001,108     n/a      n/a         n/a

December 31, 1997
-----------------
Total revenues            $ 1,074,885  25,790    1,100,675   313,559    6,694     320,253
Depreciation/amortization
                          $    79,198   1,901       81,099    38,107      624      38,731
Interest expense, net     $    49,527    (226)      49,301    15,791     (134)     15,657
Income tax                $    32,169     -         32,169     2,836      -         2,836
Identifiable assets       $ 2,846,724  11,221    2,857,945     n/a      n/a         n/a


12.  SUBSEQUENT EVENTS

     On January 15, 1999, the Company repurchased 25,000 shares of its Series B Convertible Preferred Stock for $25,000,000.

     On February 2, 1999, the Company declared a cash dividend of $3,241,000 ($0.53125 per preferred share) to preferred stockholders of record as of February 12, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL
     Information on industry segments is incorporated by reference from "Item 1. Financial Statements - Notes 1, 3 and 11 of Notes to Consolidated Financial Statements". The notes discuss the principles of consolidation, summarized consolidated financial information and industry segment and geographical area data, respectively. In consolidation, all intersegment premiums are eliminated and the benefits, losses and expenses are retained by the insurance companies.


RESULTS OF OPERATIONS

NINE  MONTHS ENDED DECEMBER 31, 1998 VERSUS NINE MONTHS ENDED DECEMBER
31, 1997

Moving and Storage Operations
     Revenues consist of rental revenues and net sales.

     Rental revenue increased by $44.4 million, 5.5%, to $848.8 million during the first nine months of fiscal 1999. An increase of $38.1 million is attributable to the rental of moving related equipment, primarily due to higher truck rental revenues. The growth in truck rental revenues reflects transactional growth due to higher inventory levels and improved in-town utilization. Additionally, storage income increased by 8.9% to $83.7 million. An increase in revenue generated for each rentable square foot was primarily responsible.

     Net sales revenues were $143.2 million during the first nine months of fiscal 1999, which represents an increase of 2.2%, compared to fiscal 1998 net sales of $140.0 million. Revenue growth from the sale of moving support items (i.e. boxes, etc.), which was up by 6.5% during this period, led to the improvement.

     Cost of sales was $84.6 million during the first nine months of fiscal 1999, which represents an increase of 4.6%, compared to $80.8 million in fiscal 1998. This increase reflects a $3.1 million increase in material costs from the sale of moving support items reflecting higher sales activity during the period.

     Operating expenses increased to $630.1 million during the first nine months of fiscal 1999 from $612.3 million compared to fiscal 1998, an increase of 2.9%. A 4.9% increase in equipment maintenance costs and a 4.3% increase in personnel costs accounted for the increase. All other operating expense categories declined slightly.

     Lease expense increased to $87.6 million during the first nine months of fiscal 1999 compared to $67.0 million in fiscal 1998. The increase reflects additional leasing activity over the past year. Leasing costs are within the planned target range for fiscal 1999.

     Net depreciation expense was $53.5 million during the first nine months of fiscal 1999 compared to $48.8 million in fiscal 1998.

Property and Casualty
     RWIC gross premium writings for the nine months ended September 30, 1998 were $128.6 million compared to $129.8 million for 1997. The decrease in premium writings resulted primarily from reduced insurance transactions with U-Haul. The rental industry share of gross premium writings declined to 42.9% in 1998 as compared to 53.9% in 1997 due to the decrease in U-Haul transactions. RWIC underwrites professional reinsurance via broker markets. Premiums in this area increased to 33.9% of gross premium writings from 27.6% in 1997. RWIC's direct multiple peril coverage accounted for 15.1% of gross premium writings compared to 13.2% in 1997. Premiums in selected general agency lines increased to 8.1% of gross premium writings in 1998 compared to 5.3% in 1997. Increased written premium on the excess workers compensation business contributed to this increase.

     Net earned premiums decreased to $104.7 million for the nine months ended September 30, 1998, compared to $118.8 million for 1997. The premium decrease resulted from the U-Haul Liability programs in the rental industry business which decreased to $50.9 million from $69.7 million in 1997. Offsetting this decrease was a $3.4 million increase in the general agency and direct multiple peril business, which totalled $4.6 million and $15.2 million, respectively, at September 30, 1998, and $4.0 million and $12.4 million, respectively, at September 30, 1997. Assumed treaty reinsurance increased to $34.0 million for the nine months ending September 30, 1998, compared to $32.7 million in 1997.

     Net investment income was $24.6 million for the nine months ended September 30, 1998, an increase of 6.0% over the 1997 net investment income of $23.2 million. The increase resulted from enhanced yield provided by an increased investment in preferred stock.

     Underwriting expenses incurred were $115.2 million for the nine months ended September 30, 1998, a decrease of $24.9 million, or 17.8% from 1997. The loss and loss adjustment expenses incurred decreased $28.0 million primarily due to the reduction in transactions with U-Haul and corresponds to the decrease in liabilities for unpaid claims due to estimated future losses for current and prior policies for those transactions. All other underwriting expenses increased in the aggregate by $3.1 million.

     RWIC completed the nine months ended September 30, 1998 with income before tax expense of $14.2 million compared to $1.9 million for 1997. This represents an increase of $12.3 million, or 647.4% over 1997. The increase resulted primarily from decreased underwriting expenses.

Life Insurance
     Total premiums from Oxford and its subsidiaries were $71.4 million for the nine months ended September 30, 1998, an increase of $52.1 million over 1997. These increases are primarily due to premiums generated through the acquisitions of North American Insurance Company (NAI), Safe Mate Life Insurance Company (SML), a new Medicare supplement reinsurance block and direct new business writings.

     Premiums from Oxford's reinsurance lines before intercompany eliminations, not including subsidiaries, were $24.6 million for the nine months ended September 30, 1998, an increase of $11.5 million or approximately 87.8% over 1997. These premiums accounted for 34.4% of Oxford's premiums in 1998. These premiums are primarily from Medicare supplement insurance, term life insurance, credit life and accident and health insurance, and deferred annuity contracts that have matured. Increases in premiums are primarily from new Medicare supplement insurance reinsurance contracts. Reinsurance premiums from NAI and SML totaled $4.9 million and accounted for 6.9% of total premiums for the nine months ended September 30, 1998.

     Premiums from Oxford's direct lines before intercompany eliminations, not including subsidiaries, were $14.9 million for the nine months ended September 30, 1998, an increase of $8.7 million or 140.3% over 1997. This increase in direct premium is primarily attributable to writing of new Single Premium Whole Life policies and new credit life and disability insurance. Oxford's direct business related to group life and disability coverage issued to employees of the Company accounted for 2.7% of premiums for the nine months ended September 30, 1998. Other direct lines, including credit life and health business, accounted for approximately 18.2% of Oxford's premiums for the nine months ended September 30, 1998. Premiums from Oxford's subsidiaries, NAI and SML, were $24.6 million and $2.4 million, respectively. These premiums accounted for 37.8% of premiums for the nine months ended September 30, 1998.

     Net investment income before intercompany eliminations was $14.5 million and $13.4 million for the nine months ended September 30, 1998 and 1997, respectively. This increase is due to a larger asset base resulting from the acquisition of NAI and SML.

     Benefits and expenses incurred were $76.2 million for the nine months ended September 30, 1998. Oxford's benefits and expenses, not including subsidiaries, were $47.0 million, an increase of 85.0% over 1997. This increase is primarily due to the acquisition of new Medicare supplement reinsurance and increases in the amortization of policy acquisition costs for new credit insurance policies. Benefits and expenses related to Oxford's subsidiaries were $29.2 million for the nine months ended September 30, 1998.

     Operating profit before tax and before intercompany eliminations increased by $2.5 million or approximately 34.5% in 1998 to $9.7 million, primarily due to the acquisition of NAI.

Interest Expense
     Net interest expense declined to $44.6 million during the first nine months of fiscal 1999, compared to $49.3 million in fiscal 1998. The decrease can be attributed to a reduction in the average cost of debt and a decrease in average debt levels outstanding.

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

Consolidated Group
     As a result of the foregoing, pretax earnings of $116.9 million were realized during the first nine months of fiscal 1999, compared to $95.0 million for fiscal 1998. After providing for income taxes and an extraordinary loss from the extinguishment of debt, net earnings for the first nine months of fiscal 1999 were $75.9 million, compared to $48.9 million for fiscal 1998.

QUARTERLY RESULTS
     The following table presents unaudited quarterly results for the eleven quarters in the period beginning April 1, 1996 and ending December 31, 1998. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the consolidated financial statements incorporated herein by reference. The Company's U-Haul rental operations are seasonal and proportionally more of the Company's revenues and net earnings from its U-Haul rental operations are generated in the first and second quarters of each fiscal year (April through September).
The operating results for the periods presented are not necessarily indicative of results for any future period (in thousands except for share and per share data).

                                              Quarter Ended
                                ----------------------------------
                                   Jun 30      Sep 30      Dec 31
                                     1998        1998        1998
                                ----------------------------------
Total revenues                 $   389,338     440,171     368,570
Net earnings                        31,230      42,171       2,478
Weighted average common
  shares outstanding (4)        21,924,749  21,935,854  21,942,190
Net earnings (loss)
  per common share (both basic
  and diluted) (1)                    1.21        1.71       (0.07)

                                                 Quarter Ended
                                ----------------------------------------------
                                   Jun 30      Sep 30      Dec 31      Mar 31
                                     1997        1997        1997        1998
                                ----------------------------------------------
Total revenues                 $   372,021     412,774     320,253     304,894
Earnings from operations
  before extraordinary loss
  on early extinguishment
  of debt (6) (7)                   29,198      39,032      (5,390)    (14,184)
Net earnings (loss) (3) (6) (7)     29,198      34,894     (15,236)    (13,872)
Weighted average common
  shares outstanding (4)        21,879,156  21,890,072  21,901,521  21,913,654
Earnings (loss) from operations
  before extraordinary loss
  on early extinguishment
  of debt per common
  share (2) (6) (7)                   1.09        1.54       (0.49)      (0.85)
Net earnings (loss) per
  common share (both basic
  and diluted) (1) (2) (4)
  (6) (7)                             1.09        1.35       (0.94)      (0.84)

                                                 Quarter Ended
                                ----------------------------------------------
                                   Jun 30      Sep 30      Dec 31      Mar 31
                                     1996        1996        1996        1997
                                ----------------------------------------------
Total revenues                 $   361,053     398,449     316,892     283,381
Earnings (loss) from operations
  before extraordinary loss
  on early extinguishment
  of debt (5)                       40,005      39,741      (9,538)    (16,024)
Net earnings (loss) (5)             40,005      37,737      (9,853)    (16,024)
Weighted average common
  shares outstanding (4)        32,015,301  27,675,192  20,359,873  21,868,241
Earnings (loss) from operations
  before extraordinary loss
  on early extinguishment
  of debt per common share
  (1) (4) (5)                         1.15        1.29       (0.72)      (0.97)
Net earnings (loss) per
  common share (both basic
  and diluted) (1) (4) (5)            1.15        1.22       (0.74)      (0.97)


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

QUARTER ENDED DECEMBER 31, 1998 VERSUS QUARTER ENDED DECEMBER 31, 1997

Moving and Storage Operations
     Revenues consist of rental revenue and net sales.

     Rental revenue increased by $16.8 million, 7.3%, to $249.9 million in the third quarter of fiscal 1999. This reflects a $13.3 million increase in revenues from the rental of moving related equipment reflecting higher truck inventory levels and improved in-town truck utilization.

     Net sales were $35.6 million in the third quarter of fiscal 1999, which represents an increase of 3.5% from fiscal 1998 net sales of $34.4 million. Revenue growth from the sale of moving support items (i.e. boxes, etc.) accounted for the increase during the quarter.

     Cost of sales was $21.7 million in the third quarter of fiscal 1999, which represents an increase of 6.9% from $20.3 million in fiscal 1998. The increase in cost of sales reflects increased material costs from the sale of moving support items which can be attributed to a higher sales level.

     Operating expenses increased to $203.4 million during the third quarter of fiscal 1999 from $200.4 million in fiscal 1998, an increase of 1.5%. The increase reflects slightly higher costs in most operating categories.

     Lease expense increased to $31.1 million for the third quarter of fiscal 1999 compared to $21.6 million in fiscal 1998. The increase reflects increased leasing activity related to rental fleet and self-storage center acquisitions. Leasing costs are within the planned target range for fiscal 1999.

     Net depreciation expense for the third quarter of fiscal 1999 was $21.6 million, compared to $17.4 million in fiscal 1998.

Property and Casualty
     RWIC gross premium writings for the third quarter ended September 30, 1998 were $51.7 million compared to $41.9 million for 1997. The rental industry share of gross premium writings declined to 44.7% for the third quarter of 1998 compared to 60.2% for 1997. Offsetting this decrease was an increase in assumed treaty reinsurance. RWIC underwrites professional reinsurance via broker markets. Premiums in this area increased during the third quarter of 1998 to 31.9% of gross premium writings, from 12.8% for 1997. RWIC's direct multiple peril coverage accounted for 14.1% of gross premium writings during the third quarter of 1998, compared to 15.6% in 1997. General agency premiums decreased to 9.3% of gross premiums writings during the third quarter of 1998 compared to 11.4% in 1997. This decrease can be attributed to decreased writings on the rental industry and increased assumed treaty reinsurance written premium.

     Net earned premiums decreased to $39.5 million for the third quarter ended September 30, 1998, compared to $39.8 million for 1997. The premium decrease resulted from the U-Haul Liability programs in the rental industry business which decreased to $22.2 million for the third quarter from $24.7 million for 1997. Offsetting this decrease in net earned premiums was a $1.7 million increase in the general agency and direct multiple peril business, which consisted of $1.4 million and $5.4 million, respectively, for the third quarter ended September 30, 1998 and $0.5 million and $4.6 million, respectively, for 1997. Assumed treaty reinsurance increased to $10.5 million for the third quarter of 1998 compared to $10.0 million for 1997.

     Net investment income was $7.9 million for both quarters ended September 30, 1998 and 1997.

     Underwriting expenses incurred were $39.8 million for the third quarter ended September 30, 1998, a decrease of $11.8 million, or 22.9% from 1997. A decrease of $14.1 million resulted from the losses and loss adjustment expenses incurred. This decrease was primarily from the reduction in insurance transactions with U-Haul and corresponds to the decrease in liabilities for unpaid claims due to estimated future losses for current and prior policies for those transactions. All other underwriting expenses increased in the aggregate by $2.2 million.

     RWIC completed the third quarter of 1998 with income before tax expense of $7.7 million compared to $(3.9) million for 1997. This represents an increase of $11.6 million, or 297.4% over 1997. The increase resulted primarily from decreased underwriting expenses.

Life Insurance
     Total premiums from Oxford and its subsidiaries were $35.1 million for the third quarter ended September 30, 1998, an increase of $28.5 million over 1997. These increases are due to new Single
Premium Whole Life Writings, a new Medicare supplement reinsurance contract and premiums generated through the acquisition of NAI and SML.

     Premiums from Oxford's reinsurance lines, excluding subsidiaries, and before intercompany eliminations were $18.6 million for the third quarter ended September 30, 1998, an increase of $14.2 million or 322.7% over 1997, and accounted for 53.0% of Oxford's premiums. These premiums are primarily from term life insurance, deferred annuity contracts that have matured and Medicare supplement insurance. The premiums have increased due to the acquisition of a large reinsurance block of Medicare supplement insurance.

     Premiums from Oxford's direct lines, excluding subsidiaries, and before intercompany eliminations were $16.5 million for the third quarter ended September 30, 1998, an increase of $14.2 million or 645.5% over 1997. This increase in direct premium is primarily attributable to the new writings of Single Premium Whole Life policies, credit life and disability, and premiums generated from the acquisition of NAI and SML. Oxford's direct business related to group life and disability coverage issued to employees of the Company was $0.7 million and accounted for 2.0% of premiums. Premiums from other direct lines, excluding subsidiaries, including credit life and disability business, accounted for 12.5% of Oxford's premium in the third quarter ended September 30, 1998. Premiums from Oxford's subsidiaries, NAI and SML, were $10.6 million and $0.8 million, respectively, and accounted for 32.5% of premiums for the third quarter ended September 30, 1998.

     Net investment income before intercompany eliminations was $5.0 million for the third quarter ended September 30, 1998 and $4.5 million for 1997.

     Benefits and expenses incurred were $37.2 million for the third quarter ended September 30, 1998. Oxford, excluding subsidiaries, incurred benefits and expenses of $26.7 million, an increase of 241.6% over 1997. This increase is primarily due to the assumption of the Medicare supplement reinsurance and an increase in the amortization of new policy acquisition costs. Benefits and expenses related to Oxford's subsidiaries were $10.5 million.

     Operating profit before tax and before intercompany eliminations decreased by $0.5 million, or 14.3%, in the third quarter ended September 30, 1998 to $3.0 million, primarily due to the acquisition of new insurance business costs.

Interest Expense, net
     Net interest expense was $14.8 million in the third quarter of fiscal 1999 versus $15.7 million for fiscal 1998. The decrease can be attributed to a reduction in average debt levels outstanding.

Extraordinary Loss on Extinguishment of Debt
     During the third quarter of fiscal 1998, the Company extinguished $256.0 million of 6.61% to 8.13% interest-bearing notes originally due in fiscal 1999 through fiscal 2010. This resulted in an extraordinary loss of $9.8 million, net of tax of $5.4 million ($0.45 per share).

Consolidated Group
     As a result of the foregoing, pretax earnings of $4.3 million were recognized during the third quarter of fiscal 1999, compared to a pretax loss of $8.2 million for fiscal 1998. After providing for income taxes and extraordinary losses from the extinguishment of debt, net earnings for the third quarter of fiscal 1999 were $2.5 million, compared to a net loss of $15.2 million for fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

Moving and Storage Operations
     To meet the needs of its customers, U-Haul must maintain a large inventory of fixed asset rental items. At December 31, 1998, net property, plant and equipment represented approximately 63.6% of total U-Haul assets and approximately 42.0% of consolidated assets. Through the third quarter of fiscal 1999, capital expenditures were $235.0 million, compared to $317.2 million for fiscal 1998. These acquisitions were funded with internally generated funds from operations and lease financings.

     Cash flows provided by operating activities were $58.4 million for the first nine months of fiscal 1999, compared to $95.9 million in fiscal 1998. A decrease in accounts payable and increases in inventories and prepaid expenses contributed to the decrease.

     In December 1998, the Company completed the sale of twenty-six storage properties receiving cash and notes in exchange. Using the proceeds from the real estate sale, the Company repurchased $25.0 million of
its  Series  B  Convertible Preferred Stock in  January  1999.   These
transactions are consistent with management's objectives to increase shareholder value by raising operating profits and margins, reducing leverage, improving coverage ratios and elevating credit ratings. Ongoing analysis of the balance sheet and capital structure may lead the Company to execute similar types of transactions in the future.

Property and Casualty
     Cash flows provided (used) by operating activities were $(29.6) million and $7.9 million for the nine months ended September 30, 1998 and 1997, respectively. The change resulted mainly from increases in funds withheld and paid losses recoverable and the change in loss and expense reserves. Offsetting were increases in net income and federal income tax payable, decreases in accounts receivable and other assets, and a larger unearned premium increase compared to 1997.

     RWIC's cash and cash equivalents and short-term investment portfolio were $9.3 million and $13.8 million at September 30, 1998 and 1997, respectively. This balance reflects funds in transition from maturity proceeds to long-term investments. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs. Capital and operating budgets allow RWIC to schedule cash needs in accordance with investment and underwriting proceeds.

     RWIC maintains a diversified securities investment portfolio, primarily in bonds, at varying maturity levels with 94.6% of the fixed-
income  securities  consisting of investment  grade  securities.   The
maturity distribution is designed to provide sufficient liquidity to meet future cash needs. Current liquidity remains strong with current invested assets equal to 100.9% of total liabilities.

     Stockholder's equity increased $11.6 million from $195.5 million at September 30, 1997 to $207.1 million at September 30, 1998. RWIC considers current stockholder's equity to be adequate to support future growth and absorb unforeseen risk events. RWIC does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions.

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

     Cash flows provided by operating activities were $11.3 million and $6.4 million for the nine months ended September 30, 1998 and
1997, respectively. Cash flows provided (used) by financing activities were $10.1 million and $(9.5) million for the nine months ended September 30, 1998 and 1997, respectively. Cash flows from deferred annuity sales are a component of financing activities and result in the purchase of fixed maturities, which are a component of investing activities. In addition to cash flows from operating and
financing  activities,  a  substantial  amount  of  liquid  funds   is
available  through Oxford's short-term portfolio.   At  September  30,
1998 and 1997, short-term investments amounted to $32.3 million and $6.1 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

     Stockholder's equity of Oxford increased to $96.2 million at September 30, 1998 from $82.4 million at September 30, 1997, primarily as a result of earnings from operations.

     Applicable laws and regulations of the State of Arizona require the Company's insurance subsidiaries to maintain minimum capital and surplus determined in accordance with statutory accounting practices. With respect to Oxford, the amount is $0.6 million. In addition, the amount of dividends that can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. Statutory surplus which can be distributed as dividends without regulatory approval is zero at September 30, 1998. These restrictions are not expected to have a material adverse effect on the ability of the Company to meet its cash obligations.

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

Credit Agreements
     The Company's operations are funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes and revolving lines of credit with domestic and foreign banks. Principally to finance its fleet of trucks and trailers, the Company routinely enters into sale and leaseback transactions. As of December 31, 1998, the Company had $1,023.5 million in total notes and loans payable outstanding, as compared with $1,025.3 million at March 31, 1998, and $1,074.4 million at December 31, 1997. Unutilized committed lines of credit are $169.0 million at December 31, 1998.

     Certain of the Company's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, maintaining certain financial ratios and placing certain additional liens on its properties and assets. At December 31, 1998, the Company was in compliance with these covenants.

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

Year 2000 Disclosure
     The Company is and has been working since 1997 to identify and complete the changes necessary to its existing computerized business systems to make these systems compliant for Year 2000 processing. The Year 2000 processing problem is caused by currently installed computer systems and software products, including several used by the Company, being coded to accept only the last two digit entries in the date code field instead of four digits to indicate the year. Such programs may interpret the year 2000 to mean 1900 instead, producing erroneous information or date-related transactional failures.

     The Company's date critical functions related to the Year 2000 and beyond, such as rental transaction processing and financial systems, may be adversely affected unless these computer systems are or become Year 2000 compliant. Replacing, upgrading or modifying key financial systems has been on-going in the normal course of business. The Company is utilizing both internal and external resources to identify, correct, reprogram and test its systems for Year 2000 compliance. The Company has completed the assessment phase. The Company's internal information technology conversion phase is underway, with the testing phase going on at the same time. In particular, the Company has an outside consulting firm on-site currently making the Year 2000 compliance related modifications to existing systems.

     The Company is also assessing its non-information technology items for Year 2000 compliance, such as rental vehicles and storage facilities security systems.

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

     The  Company  expects to be Year 2000 compliant by  the  fall  of calendar year 1999. The Company started with an initial budget of $2.0 million; as the conversion process continues, it is now anticipated that an additional $0.8 million may be incurred. Through December 31, 1998, $1.4 million has been incurred. The Company is accelerating the replacement of its payroll system due to year 2000 non-compliance at an estimated cost of $0.3 million to be incurred starting in June 1999. The Company has not deferred any critical path functions due to Year 2000 efforts. Although the Company believes it will achieve compliance on a timely basis, no assurance can be given that the Company's computer systems will be Year 2000 compliant by the fall of 1999 or otherwise in a timely manner or that the Company will not incur significant additional costs pursuing Year 2000 compliance. If the appropriate modifications are not made, or are not timely, the Year 2000 problem may have a material adverse effect on the Company.

     The Company is in the process of developing and refining contingency plans to be used for processing of rental transactions, payments to employees and vendors, licensing of equipment, preparation of financial statements and the movement of funds, if in the most reasonably likely worst case scenario, a business partner is not Year 2000 compliant. It is anticipated that the contingency plans will be completed by fiscal year end, with refinement continuing until the year 2000.

     Despite the Company's efforts to date, there can be no assurance that the Year 2000 problem will not have a material adverse effect on the Company in the future.


                      PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     As disclosed in the Company's Form 10-K for the year ended March 31, 1998, a judgment was entered on February 21, 1995 in the action in the Superior Court of the State of Arizona, Maricopa County, entitled Samuel W. Shoen, M.D. et al. v. Edward J. Shoen, et al., No. CV 88-20139 (the "Shoen Litigation") against Edward J. Shoen in the amount of $7.0 million as punitive damages. On July 15, 1998, Edward J. Shoen filed an appeal with the United States Supreme Court with respect to the award of punitive damages. On October 5, 1998, the punitive damage award in the Shoen Litigation (which was subsequently reduced by partial settlement to $6.0 million) became final when the United States Supreme Court denied certiorari. In response to a request for indemnification by Edward J. Shoen, the Board of Directors, in conjunction with Independent Counsel and pursuant to Nevada state law, approved the indemnification of the $6.0 million punitive damage judgment. The indemnification payment was made on December 31, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

 a. Exhibits

     Exhibit No.              Description
     -----------              -----------

          3.1     Restated Articles of Incorporation (1)
          3.2     Restated By-Laws of AMERCO as of August 27, 1997 (2)
         27       Financial Data Schedule

 b. Reports on Form 8-K.

           No report on Form 8-K was filed during the quarter ended December 31, 1998.

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


                                   AMERCO
                                   ___________________________________
                                            (Registrant)


Dated: February 12, 1999             By: /S/ GARY B. HORTON
                                   ___________________________________
                                        Gary B. Horton, Treasurer
                                      (Principal Financial Officer)