Form 10-Q
period 1999-09-30
AMERCO /NV/
filed 1999-11-08
CIK 4457

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from __________________ to __________________

Commission      Registrant, State of Incorporation              I.R.S. Employer
File Number       Address and Telephone Number                Identification No.
________________________________________________________________________________

1-11255          AMERCO                                          88-0106815
                 (A Nevada Corporation)
                 1325 Airmotive Way, Ste. 100
                 Reno, Nevada  89502-3239
                 Telephone (775) 688-6300


2-38498          U-Haul International, Inc.                      86-0663060
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

22,614,087 shares of AMERCO Common Stock, $0.25 par value were outstanding at November 8, 1999.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at November 8, 1999. U-Haul International, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                          TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         a)  Consolidated Balance Sheets as of September 30, 1999 and
             March 31, 1999................................................    4

         b)  Consolidated Statements of Earnings for the Six months ended
             September 30, 1999 and 1998...................................    6

         c)  Consolidated Statements of Changes in Stockholders' Equity
             for the Six months ended September 30, 1999...................    7

         d)  Consolidated Statements of Comprehensive Income for the
             Six months ended September 30, 1999 and 1998..................    8

         e)  Consolidated Statements of Earnings for the Quarters ended
             September 30, 1999 and 1998...................................    9

         f)  Consolidated Statements of Cash Flows for the Six months ended
             September 30, 1999 and 1998...................................   10

         g)  Notes to Consolidated Financial Statements - September 30, 1999,
             March 31, 1999 and September 30, 1998.........................   11

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................   21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........   32

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   33

Item 4.  Submission of Matters to a Vote of Security Holders...............   34

Item 6.  Exhibits and Reports on Form 8-K..................................   35

                          THIS PAGE LEFT
                        INTENTIONALLY BLANK

                  PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


               AMERCO AND CONSOLIDATED SUBSIDIARIES

                    Consolidated Balance Sheets


                                                      September 30,   March 31,
Assets                                                    1999           1999
                                                      -------------------------
                                                      (unaudited)
                                                            (in thousands)


Cash and cash equivalents                           $    49,635         44,505
Trade receivables, net                                  168,156        173,050
Notes and mortgage receivables, net                     234,892        217,910
Inventories, net                                         76,328         80,159
Prepaid expenses                                          9,213         16,363
Investments, fixed maturities                           881,394        900,995
Investments, other                                      199,007        181,892
Deferred policy acquisition costs                        71,781         63,283
Other assets                                            118,430        114,522
                                                      ------------------------

Property, plant and equipment, at
  cost:
  Land                                                  197,002        196,960
  Buildings and improvements                            821,578        806,421
  Furniture and equipment                               241,468        234,894
  Rental trailers and other rental
    equipment                                           203,718        186,660
  Rental trucks                                       1,004,197        992,418
                                                      ------------------------
                                                      2,467,963      2,417,353
  Less accumulated depreciation                       1,149,666      1,122,529
                                                      ------------------------

       Total property, plant and
         equipment                                    1,318,297      1,294,824
                                                      ------------------------

























Total Assets                                        $ 3,127,133      3,087,503
                                                      ========================
The accompanying notes are an integral part of these consolidated financial statements.

                                                      September 30,   March 31,
Liabilities and Stockholders' Equity                      1999           1999
                                                      ------------------------
                                                      (unaudited)
                                                        (in thousands, except
                                                      share and per share data)

Liabilities:
  Accounts payable and accrued
    expenses                                        $   164,556        169,185
  Notes and loans payable                             1,087,377      1,114,748
  Policy benefits and losses, claims
    and loss expenses payable                           529,131        546,599
  Liabilities from premium deposits                     457,612        457,759
  Cash overdraft                                         23,963         28,169
  Other policyholders' funds and
    liabilities                                          50,343         48,889
  Deferred income                                        43,165         41,549
  Deferred income taxes                                 106,898         64,580
                                                      ------------------------

Stockholders' equity:
  Serial preferred stock, with or without par
    value, 50,000,000 shares authorized -
    Series A preferred stock, with no par
      value, 6,100,000 shares authorized;
      6,100,000 issued and outstanding as of
      September 30, 1999 and March 31, 1999                 -              -
    Series B preferred stock, with no par
      value, 100,000 shares authorized;
      none and 25,000 shares issued and
      outstanding as of September 30, 1999
      and March 31, 1999, respectively                      -              -
  Serial common stock, with or without par
    value, 150,000,000 shares authorized -
    Series A common stock of $0.25 par
      value, 10,000,000 shares authorized;
      5,762,495 shares issued as of
      September 30, 1999 and March 31, 1999               1,441          1,441
  Common stock of $0.25 par value,
    150,000,000 shares authorized;
    36,487,505 shares issued as of
    September 30, 1999 and March 31, 1999                 9,122          9,122
  Additional paid-in capital                            274,905        299,905
  Accumulated other comprehensive income                (22,159)       (17,740)
  Retained earnings                                     780,596        703,322
                                                      ------------------------
                                                      1,043,905        996,050
  Less:
    Cost of common shares in treasury, net
      (19,635,913 shares as of
      September 30, 1999 and March 31, 1999)            363,533        363,533
    Unearned employee stock
      ownership plan shares                              16,284         16,492
                                                      ------------------------
         Total stockholders' equity                     664,088        616,025

Contingent liabilities and commitments
                                                      ------------------------


Total Liabilities and Stockholders' Equity         $  3,127,133      3,087,503
                                                      ========================

The accompanying notes are an integral part of these consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                Consolidated Statements of Earnings

                  Six months ended September 30,
                            (Unaudited)

                                                          1999         1998
                                                    --------------------------
                                                      (in thousands, except
                                                    share and per share data)

Revenues
  Rental revenue                                   $    643,030      598,901
  Net sales                                             110,121      107,567
  Premiums                                              107,803       96,223
  Net investment and interest income                     41,027       35,286
                                                     -----------------------
       Total revenues                                   901,981      837,977

Costs and expenses
  Operating expense                                     465,443      448,574
  Cost of sales                                          62,734       62,909
  Benefits and losses                                    84,015       79,991
  Amortization of deferred acquisition costs             16,458        8,799
  Lease expense                                          64,212       56,532
  Depreciation, net                                      38,551       31,902
                                                     -----------------------
Total costs and expenses                                731,413      688,707

Earnings from operations                                170,568      149,270

  Interest expense                                       39,815       36,635
                                                     -----------------------

Pretax earnings                                         130,753      112,635

Income tax expense                                      (46,319)     (39,234)
                                                     -----------------------

       Net earnings                                $     84,434       73,401
                                                     =======================

Earnings per common share:
  Basic                                            $       3.53         2.93
  Diluted                                          $       3.46          -
                                                     =======================

Weighted average common shares outstanding:
  Basic                                              21,958,826   21,930,301
  Diluted                                            22,542,159          -
                                                     =======================























The accompanying notes are an integral part of these consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

    Consolidated Statements of Changes in Stockholders' Equity

                  Six months ended September 30,
                            (Unaudited)

                                                              1999
                                                   -------------------------
                                                     (in thousands, except
                                                   share and per share data)

Series A common stock of $0.25 par value:
  10,000,000 shares authorized, 5,762,495
  shares issued as of September 30, 1999
    Beginning and end of period                           $   1,441
                                                            -------


Common stock of $0.25 par value:
  150,000,000 shares authorized, 36,487,505
  shares issued as of September 30, 1999
    Beginning and end of period                               9,122
                                                            -------


Additional paid-in capital:
    Beginning of period                                     299,905
      Preferred stock repurchase                             25,000
                                                            -------
    End of period                                           274,905
                                                            -------

Accumulated other comprehensive income:
    Beginning of period                                     (17,740)
      Foreign currency translation                            2,605
      Fair market value of cash flow hedge                    1,497
      Unrealized loss on investments                         (8,521)
                                                            -------
    End of period                                           (22,159)
                                                            -------

Retained earnings:
    Beginning of period                                     703,322
      Net earnings                                           84,434
      Preferred stock dividends paid:
        Series A ($1.06 per share)                           (6,481)
        Series B ($27.14 per share)                            (679)
                                                            -------
    End of period                                           780,596
                                                            -------

Less Treasury stock:
    Beginning and end of period                             363,533
                                                            -------

Less Unearned employee stock
  ownership plan shares:
    Beginning of period                                      16,492
      Purchase of shares                                          2
      Repayments from loan                                     (210)
                                                            -------
    End of year                                              16,284
                                                            -------

Total stockholders' equity                                $ 664,088
                                                            =======

















The accompanying notes are an integral part of these consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

          Consolidated Statements of Comprehensive Income

                  Six months ended September 30,
                            (Unaudited)

                                                        1999         1998
                                                       -------------------
                                                          (in thousands)
Comprehensive Income:
  Net earnings                                       $ 84,434       73,401
    Changes in other comprehensive income:
     Foreign currency translation                       2,605       (5,496)
     Fair market value of cash flow hedge               1,497          -
     Unrealized loss on investments                    (8,521)        (762)
                                                       -------------------

     Total Comprehensive Income                      $ 80,015       67,143
                                                       ===================



















































The accompanying notes are an integral part of these consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                Consolidated Statements of Earnings

                   Quarters ended September 30,
                            (Unaudited)

                                                        1999         1998
                                                  -------------------------
                                                    (in thousands, except
                                                  share and per share data)

Revenues
  Rental revenue                                 $    337,464      317,488
  Net sales                                            52,481       51,254
  Premiums                                             51,727       57,793
  Net investment and interest income                   20,899       17,698
                                                  ------------------------
       Total revenues                                 462,571      444,233

Costs and expenses
  Operating expense                                   243,403      238,274
  Cost of sales                                        31,360       30,214
  Benefits and losses                                  40,306       44,411
  Amortization of deferred acquisition costs            9,908        4,188
  Lease expense                                        32,816       29,570
  Depreciation, net                                    19,772       14,329
                                                  ------------------------
Total costs and expenses                              377,565      360,986

Earnings from operations                               85,006       83,247

  Interest expense                                     19,617       17,984
                                                  ------------------------

Pretax earnings                                        65,389       65,263

Income tax expense                                    (23,262)     (23,092)
                                                  ------------------------

       Net earnings                              $     42,127       42,171
                                                  ========================

Earnings per common share:
  Basic                                          $       1.77         1.71
  Diluted                                        $       1.76          -
                                                  ========================

Weighted average common shares outstanding:
  Basic                                            21,964,452   21,935,854
  Diluted                                          22,131,119          -
                                                  ========================























The accompanying notes are an integral part of these consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

               Consolidated Statements of Cash Flows

                  Six months ended September 30,
                            (Unaudited)
                                                         1999        1998
                                                       -------------------
                                                          (in thousands)
Cash flows from operating activities:
  Net earnings                                       $  84,434      73,401
    Depreciation and amortization                       63,799      47,676
    Provision for losses on accounts receivable          2,285       2,272
    Net gain on sale of real and personal property      (6,058)     (1,677)
    Gain on sale of investments                           (378)     (1,979)
    Changes in policy liabilities and accruals          (8,376)       (210)
    Additions to deferred policy acquisition costs     (21,769)    (17,654)
    Net change in other operating assets
      and liabilities                                   31,112      (8,148)
                                                       -------------------

Net cash provided by operating activities              145,049      93,681
                                                       -------------------

Cash flows from investing activities:
  Purchases of investments:
    Property, plant and equipment                     (182,680)   (190,031)
    Fixed maturities                                   (62,530)   (113,073)
    Preferred stock                                       (369)    (15,500)
    Mortgage loans                                      (8,395)     (1,246)
  Proceeds from sale of investments:
    Property, plant and equipment                      120,403     129,258
    Fixed maturities                                    66,219     110,366
    Preferred stock                                        903         658
    Real estate                                            733       4,749
    Mortgage loans                                       6,194       9,710
  Changes in other investments                         (15,978)      5,063
                                                       -------------------

Net cash used by investing activities                  (75,500)    (60,046)
                                                       -------------------

Cash flows from financing activities:
  Net change in short-term borrowings                 (147,335)     19,000
  Proceeds from notes                                  150,000         -
  Debt issuance costs                                   (1,228)       (378)
  Leveraged Employee Stock Ownership Plan:
    Purchase of shares                                      (2)         (2)
    Repayments from loan                                   210         186
  Principal payments on notes                          (30,036)    (46,341)
  Repurchase of preferred stock                        (25,000)    (25,000)
  Net change in cash overdraft                          (4,205)      3,610
  Preferred stock dividends paid                        (7,160)     (9,247)
  Investment contract deposits                          31,856      39,257
  Investment contract withdrawals                      (31,519)    (32,176)
                                                       -------------------

Net cash used by financing activities                  (64,419)    (51,091)
                                                       -------------------

Increase (decrease) in cash and cash equivalents         5,130     (17,456)

Cash and cash equivalents at beginning of period        44,505      31,606
                                                       -------------------

Cash and cash equivalents at end of period           $  49,635      14,150
                                                       ===================









The accompanying notes are an integral part of these consolidated financial statements.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements

       September 30, 1999, March 31, 1999 and September 30, 1998
                              (Unaudited)


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

     The consolidated balance sheet as of September 30, 1999 and the related consolidated statements of earnings for the three and six months ended September 30, 1999 and 1998, and the related consolidated statements of changes in stockholders' equity for the six months ended September 30, 1999 and the consolidated statements of comprehensive income and cash flows for the six months ended September 30, 1999 and 1998 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The operating results and financial position of AMERCO's consolidated insurance operations are determined on a one quarter lag. There were no effects related to intervening events which would materially affect the consolidated financial position or results of operations for the financial statements presented herein.

     Certain reclassifications have been made to the financial statements for the six months ended September 30, 1998 to conform with the current year's presentation.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


2.  INVESTMENTS

     A comparison of amortized cost to market for fixed maturities is as follows:

     June 30, 1999
     -------------        Par Value               Gross       Gross    Estimated
     Consolidated         or number  Amortized  unrealized  unrealized   market
     Held-to-Maturity     of shares     cost      gains       losses      value
                          ------------------------------------------------------
                                               (in thousands)

     U.S. treasury
       securities
       and government
       obligations        $  20,434  $  19,752        178        (221)   19,709
     U.S. government
       agency mortgage-
       backed securities  $  21,581     21,491        189        (176)   21,504
     Obligations of
       states and
       political
       subdivisions       $   1,500      1,517         96         -       1,613
     Corporate
       securities         $ 105,957    106,888      1,782        (695)  107,975
     Mortgage-backed
       securities         $  39,508     38,245        653        (223)   38,675
     Redeemable preferred
       stocks                 4,811    116,253        305      (4,244)  112,314
                                       ----------------------------------------

                                       304,146      3,203      (5,559)  301,790
                                       ----------------------------------------

     June 30, 1999
     -------------        Par Value               Gross       Gross    Estimated
     Consolidated         or number  Amortized  unrealized  unrealized   market
     Available-for-Sale   of shares     cost      gains       losses      value
                          ------------------------------------------------------
                                               (in thousands)

     U.S. treasury
       securities and
       government
       obligations        $  34,685     35,511      1,425        (633)   36,303
     U.S. government
       agency mortgage-
       backed securities  $  38,325     38,026        522        (189)   38,359
     Obligations of
       states and
       political
       subdivisions       $  12,485     12,598        572         (80)   13,090
     Corporate
       securities         $ 420,862    423,282      5,932      (8,621)  420,593
     Mortgage-backed
       securities         $  35,162     34,911      1,194         (70)   36,035
     Redeemable preferred
       stocks                 1,313     32,734        921        (787)   32,868
                                       ----------------------------------------

                                       577,062     10,566     (10,380)  577,248
                                       ----------------------------------------

            Total                    $ 881,208     13,769     (15,939)  879,038
                                       ========================================

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


3.  SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE SUBSIDIARIES

     A summarized consolidated balance sheet for Republic is presented below:

                                                             June 30,
                                                     ---------------------
                                                         1999        1998
                                                     ---------------------
                                                          (in thousands)

    Investments, fixed maturities                  $   408,273     431,983
    Investments, other                                  27,761      22,829
    Receivables                                        111,227     139,927
    Deferred policy acquisition costs                   11,710       6,116
    Due from affiliate                                  26,247      23,533
    Deferred federal income taxes                       11,477      17,244
    Other assets                                        25,744       8,588
                                                       -------------------

         Total assets                              $   622,439     650,220
                                                       ===================

    Policy liabilities and accruals                $   328,114     380,188
    Unearned premiums                                   46,260      47,562
    Other policyholders' funds and liabilities          34,515      22,891
                                                       -------------------
      Total liabilities                                408,889     450,641

    Stockholder's equity                               213,550     199,579
                                                       -------------------

         Total liabilities and
           stockholder's equity                    $   622,439     650,220
                                                       ===================


     A summarized consolidated income statement for Republic is presented below:

                                        Quarter ended         Six months ended
                                          June 30,                June 30,
                                      ----------------------------------------
                                       1999      1998          1999      1998
                                      ----------------------------------------
                                                   (in thousands)

    Premiums                        $ 30,775    42,534        64,568    65,261
    Net investment income              8,182     9,241        16,334    18,242
                                      ----------------       -----------------
      Total revenue                   38,957    51,775        80,902    83,503

    Benefits and losses               25,428    36,497        53,713    56,540
    Amortization of deferred
      policy acquisition costs         3,622       600         6,832     2,401
    Operating expenses                 6,922    10,383        15,381    18,044
                                      ----------------       -----------------
      Total expenses                  35,972    47,480        75,926    76,985

        Income from operations         2,985     4,295         4,976     6,518
    Federal income tax expense          (939)   (1,335)       (1,566)   (1,960)
                                      ----------------       -----------------

        Net income                  $  2,046     2,960         3,410     4,558
                                      ================       =================

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


3. SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE SUBSIDIARIES, continued

     A summarized consolidated balance sheet for Oxford is presented below:

                                                             June 30,
                                                     ---------------------
                                                         1999        1998
                                                     ---------------------
                                                          (in thousands)

    Investments, fixed maturities                  $   473,121     470,371
    Investments, other                                 152,577     109,225
    Receivables                                         35,375      33,543
    Deferred policy acquisition costs                   60,071      47,132
    Other assets                                        26,659      29,589
                                                       -------------------

        Total assets                               $   747,803     689,860
                                                       ===================

    Policy liabilities and accruals                $   151,401     139,224
    Premium deposits                                   457,612     429,730
    Other policyholders' funds and liabilities          19,351      19,475
    Deferred federal income taxes                       19,413      11,047
    Due to affiliate                                     9,324         307
                                                       -------------------
      Total liabilities                                657,101     599,783

    Stockholder's equity                                90,702      90,077
                                                       -------------------

        Total liabilities and
          stockholder's equity                     $   747,803     689,860
                                                       ===================

     A summarized consolidated income statement for Oxford is presented below:

                                        Quarter ended         Six months ended
                                          June 30,                June 30,
                                      ----------------------------------------
                                       1999      1998          1999      1998
                                      ----------------------------------------
                                                   (in thousands)

    Premiums                        $ 22,095    20,284        47,207    36,302
    Net investment income              4,624     5,045        10,138     9,440
                                      ----------------        ----------------
      Total revenue                   26,719    25,329        57,345    45,742

    Benefits and losses               14,878    12,327        30,302    23,451
    Amortization of deferred
      policy acquisition costs         6,286     3,588         9,626     6,398
    Operating expenses                 2,949     6,442        10,951     9,140
                                      ----------------        ----------------
      Total expenses                  24,113    22,357        50,879    38,989

        Income from operations         2,606     2,972         6,466     6,753
    Federal income tax expense          (911)     (826)       (2,172)   (2,088)
                                      ----------------        ----------------

        Net income                  $  1,695     2,146         4,294     4,665
                                      ================        ================

     In December 1998, North American Fire & Casualty Insurance Company was sold to Republic.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


4.  ACCUMULATED OTHER COMPREHENSIVE INCOME

     A summary of accumulated comprehensive income components follows:
                                             Unrealized   Fair market   Accumulated
                                  Foreign    gain (loss)    value of        other
                                  currency       on        cash flow   comprehensive
                                 translation investments     hedge          income
                                ----------------------------------------------------
                                                     (in thousands)
   Balance at March 31, 1999     $ (25,411)      11,302        (3,631)       (17,740)
     Foreign currency
       translation                   2,605          -             -            2,605
     Fair market value of
       cash flow hedge,
       net of taxes of $806           -             -           1,497          1,497
     Unrealized gain (loss)
       on investments,
       net of taxes of $4,048         -          (8,521)          -           (8,521)
                                   -------       ------        ------        -------

   Balance at September 30, 1999 $ (22,806)       2,781        (2,134)       (22,159)
                                   =======       ======        ======        =======


   Balance at March 31, 1998     $ (18,675)       9,291           -           (9,384)
     Foreign currency
       translation                  (5,496)         -             -           (5,496)
     Unrealized gain (loss)
       on investments,
       net of taxes of $404            -           (762)          -             (762)
                                   -------       ------        ------        -------

   Balance at September 30, 1998 $ (24,171)       8,529           -          (15,642)
                                   =======       ======        ======        =======

5.  CONTINGENT LIABILITIES AND COMMITMENTS

     During the six months ended September 30, 1999, a subsidiary of U-Haul entered into ten transactions and has subsequently entered into one transaction, whereby AMERCO sold rental trucks and subsequently leased back. AMERCO has guaranteed $15,379,000 of residual values at September 30, 1999 and an additional $2,157,000 subsequent to September 30, 1999 for these assets at the end of the respective lease terms. Following are the lease commitments for the leases executed during the six months ended September 30, 1999, and subsequently which have a term of more than one year (in thousands):

                                              Net activity
             Year ended           Lease       subsequent to
              March 31,        Commitments      period end      Total
           ----------------------------------------------------------

             2000              $   7,741            650         8,391
             2001                 11,199          1,417        12,616
             2002                 11,199          1,417        12,616
             2003                 11,199          1,417        12,616
             2004                 11,199          1,417        12,616
             Thereafter           25,856          3,604        29,460
                                 ------------------------------------
                               $  78,393          9,922        88,315
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

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


6.  SUPPLEMENTAL CASH FLOWS INFORMATION

     The (increase) decrease in receivables, inventories and accounts payable and accrued liabilities net of other operating and investing activities follows:

                                                     Six months ended
                                                       September 30,
                                                  1999              1998
                                                  -----------------------
                                                      (in thousands)

        Receivables                            $ (2,917)         (25,092)
                                                  ======================

        Inventories                            $  3,831           (6,349)
                                                  ======================

        Accounts payable and
          accrued liabilities                  $ (8,595)         (12,195)
                                                  ======================

     Income taxes paid in cash amounted to $505,000 and $820,000 for the six months ended September 30, 1999 and 1998, respectively.

     Interest paid in cash amounted to $34,321,000 and $36,921,000 for the six months ended September 30, 1999 and 1998, respectively.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


7.  EARNINGS PER SHARE

     The following table reflects the calculation of the earnings per share:
                                                              Weighted Average
                                                                Common Shares
                                                Income           Outstanding        Per Share
                                              (Numerator)       (Denominator)         Amount
                                              -----------     ----------------      ---------
                                              (in thousands, except share and per share data)
Quarter ended September 30, 1999:
 Earnings from operations                    $   42,127
 Less dividends on preferred shares               3,313
                                                 ------
 Basic earnings per common share                 38,814          21,964,452        $   1.77

 Effect of dilutive securities -
   Series B preferred shares                         72             166,667
                                                 ------          ----------
 Diluted earnings per common share               38,886          22,131,119        $   1.76
                                                 ======          ==========            ====

Quarter ended September 30, 1998:
 Earnings from operations                    $   42,171
 Less dividends preferred shares                  4,586
                                                 ------
 Basic and diluted earnings per common share     37,585          21,935,854        $   1.71
                                                 ======          ==========            ====


Six months ended September 30, 1999:
 Earnings from operations                    $   84,434
 Less dividends on preferred shares               7,018
                                                 ------
 Basic earnings per common share                 77,416          21,958,826        $   3.53

 Effect of dilutive securities -
   Series B preferred shares                        537             583,333
                                                 ------          ----------
 Diluted earnings per common share               77,953          22,542,159        $   3.46
                                                 ======          ==========            ====

Six months ended September 30, 1998:
 Earnings from operations                    $   73,401
 Less dividends on preferred shares               9,073
                                                 ------
 Basic and diluted earnings per common share     64,328          21,930,301        $   2.93
                                                 ======          ==========            ====


                 AMERCO AND CONSOLIDATED SUBSIDIARIES

         Notes to Consolidated Financial Statements, Continued
                              (Unaudited)


8.  RELATED PARTIES

     During the six months ended September 30, 1999, a subsidiary of U-Haul held various senior and junior notes with SAC Holding Corporation and its subsidiaries (SAC Holdings).  The voting common stock of SAC
Holdings is held by Mark V. Shoen, a major stockholder of AMERCO.

     U-Haul's subsidiary received interest payments of $8,610,000 from SAC Holdings during the six months ended September 30, 1999. The terms of the notes receivable with SAC Holdings are consistent with the terms of notes receivable held by U-Haul for other properties owned by unrelated parties and managed by U-Haul.

     U-Haul currently manages the properties owned by SAC Holdings pursuant to a management agreement, under which U-Haul receives a management fee equal to 6% of the gross receipts from the properties.
Management fees of $2,269,000 and $1,074,000 were received during the six months ended September 30, 1999 and 1998, respectively. The management fee percentage is consistent with the fees received by U-Haul for other properties owned by unrelated parties and managed by U-Haul.

     During the six months ended September 30, 1999, a subsidiary of AMERCO funded through a note receivable the purchase of properties and construction costs for SAC Holdings of approximately $21,580,000.

     Management believes that the foregoing transactions were consummated on terms equivalent to those that prevail in arm's-length transactions.


9.  NEW ACCOUNTING STANDARDS

     During fiscal 1999, AMERCO adopted Statement of Financial
Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". As of September 30, 1999, AMERCO recorded an after tax adjustment of $1,497,000 to accumulated other comprehensive income recognizing the fair value of derivatives designated as cash flow hedges. AMERCO uses interest rate swap agreements to potentially mitigate the impact of changes in interest rates on its variable rate debt. For the six months ended September
30, 1999, AMERCO recognized $15,000 as interest income, representing the ineffectiveness of the cash flow hedging activity.

     Other pronouncements issued by the Financial Standards Board with future effective dates are either not applicable or not material to the consolidated financial statements of AMERCO.


                 AMERCO AND CONSOLIDATED SUBSIDIARIES

         Notes to Consolidated Financial Statements, Continued
                              (Unaudited)


10.  INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA

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

   Six months ended September 30, 1999
   -----------------------------------
   Revenues:
     Outside        $  761,710     5,996    77,552     56,723          -           901,981
     Intersegment          -      35,298     3,350        622      (39,270)            -
                     ---------   -------   -------    -------     --------       ---------
     Total revenue  $  761,710    41,294    80,902     57,345      (39,270)        901,981
   Depreciation/
     amortization   $   40,416     5,041     6,985     11,357          -            63,799
   Interest expense $   39,815    20,273       -          -        (20,273)         39,815
   Pretax earnings  $  105,395    13,916     4,976      6,466          -           130,753
   Income tax       $   37,710     4,871     1,566      2,172          -            46,319
   Identifiable
     assets         $1,400,884   708,010   622,439    738,479     (342,679)      3,127,133

   Six months ended September 30, 1998
   -----------------------------------
   Revenues:
        Outside     $  711,593     2,479    78,752     45,153          -           837,977
     Intersegment          -      36,207     4,751        589      (41,547)            -
                     ---------   -------   -------    -------     --------       ---------
     Total revenue  $  711,593    38,686    83,503     45,742      (41,547)        837,977
   Depreciation/
     amortization   $   27,826     5,750     3,438     10,662          -            47,676
   Interest expense $   36,635    20,132       -          -        (20,132)         36,635
   Pretax earnings  $   89,508     9,856     6,518      6,753          -           112,635
   Income tax       $   31,736     3,450     1,960      2,088          -            39,234
   Identifiable
     assets         $1,270,602   651,747   650,220    689,553     (330,654)      2,931,468

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

   Quarter ended September 30, 1999
   --------------------------------
   Revenues:
     Outside        $  394,999     3,039    38,130     26,403          -           462,571
     Intersegment          -      17,688       827        316      (18,831)            -
                     ---------   -------   -------    -------     --------       ---------
     Total revenue  $  394,999    20,727    38,957     26,719      (18,831)        462,571
   Depreciation/
     amortization   $   21,272     2,566     3,626      6,788          -            34,252
   Interest expense $   19,617    10,035       -          -        (10,035)         19,617
   Pretax earnings  $   53,480     6,138     2,985      2,786          -            65,389
   Income tax       $   19,263     2,149       939        911          -            23,262
   Identifiable
     assets         $1,400,884   708,010   622,439    738,479     (342,679)      3,127,133


   Quarter ended September 30, 1998
   --------------------------------
   Revenues:
     Outside        $  371,122     1,032    47,053     25,026          -           444,233
     Intersegment          -      18,149     4,722        303      (23,174)            -
                     ---------   -------   -------    -------     --------       ---------
     Total revenue  $  371,122    19,181    51,775     25,329      (23,174)        444,233
   Depreciation/
     amortization   $   13,305     2,516     1,414      7,389          -            24,624
   Interest expense $   17,984    10,076       -          -        (10,076)         17,984
   Pretax earnings  $   52,603     5,393     4,295      2,972          -            65,263
   Income tax       $   19,041     1,890     1,335        826          -            23,092
   Identifiable
     assets         $1,270,602   651,747   650,220    689,553     (330,654)      2,931,468


   Geographic Area Data -  United                            United
     (All amounts are in   States      Canada  Consolidated  States   Canada  Consolidated
      U.S  $'s)            --------------------------------  -----------------------------
                                   Six months ended                  Quarter  ended
                           --------------------------------  -----------------------------
                                                     (in thousands)
   September 30, 1999
   ------------------
   Total revenues        $   881,127   20,854      901,981   451,002  11,569      462,571
   Depreciation/
     amortization        $    62,099    1,700       63,799    33,347     905       34,252
   Interest expense      $    39,804       11       39,815    19,614       3       19,617
   Income tax            $    46,319      -         46,319    23,262     -         23,262
   Identifiable assets   $ 3,082,969   44,164    3,127,133      n/a     n/a          n/a

   September 30, 1998
   ------------------
   Total revenues        $   819,566   18,411      837,977   434,519   9,714      444,233
   Depreciation/
     amortization        $    46,038    1,638       47,676    23,926     698       24,624
   Interest expense      $    36,628        7       36,635    17,983       1       17,984
   Income tax            $    39,234      -         39,234    23,092     -         23,092
   Identifiable assets   $ 2,892,406   39,062    2,931,468      n/a     n/a          n/a

11.  SUBSEQUENT EVENTS

     On November 1, 1999, AMERCO declared a cash dividend of $3,241,000 ($0.53125 per preferred share) to preferred stockholders of record as of November 11, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements. Additional written or oral forward-looking statements may be made by AMERCO from time to time in filings with the Securities and Exchange Commission or otherwise. Management believes such forward-looking statements are within the meaning of the safe-harbor provisions. Such statements may include, but not be limited to, projections of revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe", "expect", "anticipate", "estimate", "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The following disclosures, as well as other statements in AMERCO's report and in the Notes to AMERCO's Consolidated Financial Statements, describe factors, among others, that could contribute to or cause such differences, or that could affect AMERCO's stock price.

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


RESULTS OF OPERATIONS

SIX MONTHS ENDED SEPTEMBER 30, 1999 VERSUS SIX MONTHS ENDED SEPTEMBER
30, 1998

Moving and Storage Operations
     Revenues consist of rental revenues and net sales. Total rental revenue increased by $44.1 million to $643.0 million for the six months ended September 30, 1999. Net revenues from the rental of moving related equipment increased by $41.6 million. This increase is primarily attributable to higher truck rental revenues. The growth in truck rental revenue primarily reflects improved utilization and an increase in the average revenue per transaction.

     Net sales revenues were $110.1 million and $107.6 million for the six months ended September 30, 1999 and 1998, respectively. Revenue growth from the sale of moving support items (i.e. boxes, etc.), which was up by 4.0% during the six months ended September 30, 1999, led to the improvement.

     Cost of sales was $62.7 million for the six months ended
September 30, 1999, which represents a marginal decrease from $62.9 million for the same period of the prior year.

     Operating expenses before intercompany eliminations increased to $476.5 million for the six months ended September 30, 1999 from $459.9 million for the six months ended September 30, 1998. Increased expenditure levels for rental equipment maintenance and personnel due to an increase in fleet size and inventory levels were primarily responsible.

     Lease expense was $63.6 million and $56.4 million for the six months ended September 30, 1999 and 1998, respectively. This increase reflects additional leasing activity over the past twelve months.

     Net depreciation expense for the six months ended September 30, 1999 was $34.0 million, as compared to $26.3 million in the same period of the prior year. The increase reflects an increase in depreciation recognized on the rental truck fleet.

Real Estate Operations
     Rental revenue before intercompany eliminations was $36.5 million for the six months ended September 30, 1999, compared to $37.3 million for the six months ended September 30, 1998. Intercompany revenue was $35.3 million and $36.2 million for the six months ended September 30, 1999 and 1998, respectively.

     Net investment and interest income was $4.7 million for the six months ended September 30, 1999 as compared to $1.4 million during the same period of the prior year. This increase correlates to a significant increase in average note and mortgage receivables outstanding.

     Operating expenses were $1.9 million for the six months ended September 30, 1999 versus $3.0 million for the six months ended
September 30, 1998. Reduced building maintenance expense accounted for the majority of the decline from the prior year.

     Lease expense for the six months ended September 30, 1999 and 1998 was $0.6 million and $0.1 million, respectively. The increase reflects payments under a synthetic lease facility being utilized to develop storage properties.

     Net depreciation expense for the six months ended September 30, 1999 was $4.6 million, as compared to $5.6 million in the same period of the prior year. The decrease reflects higher gains from the disposition of property and lower levels of depreciable assets.

Property and Casualty
     Republic's premiums were $64.6 million and $65.3 million for the six months ended June 30, 1999 and 1998, respectively. The decrease in premium for 1999 as compared to 1998 resulted from the U-Haul Liability programs in the rental industry, which decreased to $23.9 million from $28.8 million, respectively. This decrease results from the restructuring of the U-Haul Business Auto General Liability policy.  The deductible was changed at April 1, 1999 from a flat
deductible to a 95% deductible.   This reduced premiums by $3.5 million
for the six months ended June 30, 1999 as compared to 1998. The impact of this change will result in an overall savings of $0.6 million in premium taxes for policy year 1999. Additionally, assumed treaty reinsurance decreased to $20.9 million for the six months ended June 30, 1999 as compared to $23.5 million for the six months ended June 30, 1998 due to the 1998 Crop Hail premium accrued at December 1998. Premiums for these programs are accrued during the fourth quarter and are settled in the first quarter of the following year. Direct multiple peril and general agency premium increased to $11.6 million and $8.2 million, respectively, for the six months ended June 30, 1999 compared to $9.8 million and $3.2 million, respectively, for the six months ended June 30, 1998.

     Net investment income was $16.3 million and $18.2 million for the six months ended June 30, 1999 and 1998, respectively. The decrease from 1998 to 1999 is attributable to a decrease in invested assets and a lower yield on reinvested funds.

     Benefits and losses were $53.7 million and $56.5 million for the six months ended June 30, 1999 and 1998, respectively. The decrease from 1998 to 1999 resulted from a decrease in the U-Haul Liability programs for unpaid reported claims corresponding to the decrease in premiums mentioned above.

     Deferred acquisition costs (DAC) consists of commissions and other costs, which vary with and are primarily related to the production of new business. The prior year end commissions, and other related expenses, are amortized over the following year. The amortization expenses for the six months ended June 30, 1999 and 1998 consisted of $6.8 million and $2.4 million, respectively. The increase from 1998 to 1999 is due mainly to Republic's subsidiary company's DAC expense, which increased to $1.9 million for the six months ended June 30, 1999 from a negligible amount for the six months ended June 30, 1998. Also contributing was a $1.5 million increase in the nonaffiliated agents' expense. Field Underwriters increased due to 1998 written and unearned premiums and Republic Western Specialty Underwriters increased due to 1998 commission expenses relating to a settlement agreement with the previous general agent. Additionally, 1999 assumed treaty reinsurance increased $0.9 million due to increased 1998 premium writings.

     Operating expenses were $15.4 million and $18.0 million for the six months ended June 30, 1999 and 1998, respectively. Commissions decreased to $8.5 million for the six months ended June 30, 1999 compared to $11.5 million for the six months ended June 30, 1998.
This is mainly attributable to Republic's subsidiary's DAC earned for the six months ended June 30, 1999. No DAC for this subsidiary was included for the six months ended June 30, 1998, as the subsidiary was purchased in December 1998. Additionally, there was an increase in the nonaffiliated agents' DAC expense mentioned above. Slightly offsetting were increased lease expenses of $0.9 million for the six months ended June 30, 1999 from $0.4 million for the six months ended June 30, 1998. All other underwriting expenses consisted of $6.0 million and $6.1 million for the six months ended June 30, 1999 and 1998, respectively.

     Operating profit before tax and intercompany elimination was $5.0 million and $6.5 million for the six months ended June 30, 1999 and 1998, respectively. This represents a decrease in 1999 of $1.5 million over 1998 and resulted mainly from decreased premium revenue and investment income and increased underwriting expenses. Republic's operating profit remains on plan to meet year end expectations.

Life Insurance
     Net premiums were $47.2 million for the six months ended June 30, 1999 and $36.3 million for 1998. Oxford realized premium increases in the areas of Medicare supplement, credit life and disability, and single premium whole life insurance products. Oxford increased Medicare supplement premium through the reinsurance of a block of policies and by adding direct premium through new programs; these increased premiums by $12.4 million. Credit life and disability premiums grew $2.7 million from increased marketing efforts. Both Oxford's recently acquired companies, North American Insurance Company (NAI) and Safe Mate Life Insurance Company (Safe Mate), heavily market credit life and disability insurance. Oxford began marketing a new single premium whole life policy in 1998; this product accounted for $2.4 million of new premiums. As expected, premiums decreased due to fewer annuitizations, the termination of non-essential NAI lines and the sale of North American Fire & Casualty Insurance Company at the end of 1998 to Republic. These changes accounted for a $6.6 million decrease in premiums through the first six months of 1999.

     Net investment income before intercompany eliminations was $10.1 million for the six months ended June 30, 1999 and $9.4 million for 1998. This increase is due to the increase in the average invested assets for the year, which was the result of new premium in 1999 and the increased asset base from the acquisition of NAI and Safe Mate.

     Benefits incurred were $30.3 million and $23.5 million for the six months ended June 30, 1999 and 1998, respectively. This increase is primarily due to Medicare supplement benefits incurred. These benefits are related to the new business recorded in 1998. The new Medicare supplement reinsurance accounted for $8.9 million of benefit variance. Oxford has experienced improved loss ratios in its credit insurance products, partially offsetting the new Medicare supplement benefits.

     Amortization of DAC was $9.6 million and $6.4 million for the six months ended June 30, 1999 and 1998, respectively. Typically, Oxford defers commissions and other policy acquisition costs on single premium business. These costs are amortized as the premium is earned over the term of the policy. Oxford continues to increase its single premium credit business in force, thus increasing both the deferred costs on the balance sheet and the subsequent amortization.

     Operating expenses were $11.0 million and $9.1 million for the six months ended June 30, 1999 and 1998, respectively. A key component of operating expenses is the amortization of acquisition costs resulting from the purchase of NAI. This amounts to $1.7 million in 1999. Commissions have increased $2.0 million in 1999 in proportion to the increase in new premiums. Operating expenses, still within budgeted expectations, have increased in 1999 due to the expansion of business volume.

     Operating profit before tax and intercompany eliminations was $6.5 million and $6.8 million for the six months ended June 30, 1999 and 1998, respectively. The decrease over the prior year is primarily due to increased health loss ratios. This negative trend is being corrected through statutory premium rate filings.

Interest Expense
     Interest expense was $39.8 million for the six months ended September 30, 1999, as compared to $36.6 million for the six months ended September 30, 1998. The increase can be attributed to an increase in average debt outstanding and a modest increase in the average cost of debt.

Consolidated Group
     As a result of the foregoing, pretax earnings of $130.8 million were realized in the six months ended September 30, 1999, as compared to $112.6 million for the same period in 1998. After providing for income taxes, net earnings for the six months ended September 30, 1999 were $84.4 million, as compared to $73.4 million for the same period of the prior year.


QUARTERLY RESULTS
     The following table presents unaudited quarterly results for the ten quarters in the period beginning April 1, 1997 and ending
September 30, 1999. AMERCO believes that all necessary adjustments have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, its results. U-Haul moving and storage operations are seasonal and proportionally more of AMERCO's revenues and net earnings from its U-Haul moving and storage operations are generated in the first and second quarters of each fiscal year (April through September). The operating results for the periods presented are not necessarily indicative of results for any future period.

                                    Quarter Ended
                                ----------------------
                                   Jun 30      Sep 30
                                     1999        1999
                                ----------------------
                                 (in thousands, except
                               share and per share data)
Total revenues                 $   439,410     462,571
Net earnings                        42,307      42,127
Weighted average common
  shares outstanding
    Basic                       21,953,199  21,964,452
    Diluted                     22,953,199  22,131,119
Net earnings
  per common share (1) (6)
    Basic                             1.77        1.77
    Diluted                           1.70        1.76

                                                 Quarter Ended
                                ----------------------------------------------
                                   Jun 30      Sep 30      Dec 31     Mar 31
                                     1998        1998        1998       1999
                                ----------------------------------------------
                                (in thousands, except share and per share data)
Total revenues                 $   393,744     444,233     373,119     343,683
Net earnings (loss)                 31,230      42,171       2,478     (13,370)
Weighted average common
  shares outstanding            21,924,749  21,935,854  21,942,190  21,947,951
Net earnings (loss) per
  common share (both basic
  and diluted) (1) (6)                1.21        1.71       (0.07)      (0.78)

                                                 Quarter Ended
                                ----------------------------------------------
                                   Jun 30      Sep 30      Dec 31     Mar 31
                                     1997        1997        1997       1998
                                ----------------------------------------------
                                (in thousands, except share and per share data)
Total revenues                 $   371,180     416,374     323,598     314,104
Earnings (loss) from operations
  before extraordinary loss
  on early extinguishment
  of debt (2) (3) (4) (5)           29,198      39,032      (5,390)    (14,184)
Net earnings (loss) (3)
  (4) (5)                           29,198      34,894     (15,236)    (13,872)
Weighted average common
  shares outstanding            21,879,156  21,890,072  21,901,521  21,913,654
Earnings (loss) from operations
  before extraordinary loss
  on early extinguishment
  of debt per common share
  (2) (3) (4) (5) (6)                 1.09        1.54       (0.49)      (0.85)
Net earnings (loss) per
  common share (both basic
  and diluted) (1) (2) (3)
  (4) (5) (6)                         1.09        1.35       (0.94)      (0.84)

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

(6) Reflects the redemption of $25 million, $50 million and $25 million of Series B preferred stock in fiscal years 2000, 1999 and 1998, respectively.

QUARTER ENDED SEPTEMBER 30, 1999 VERSUS QUARTER ENDED SEPTEMBER 30, 1998

Moving and Storage Operations
     Revenues consist of rental revenues and net sales. Rental revenue increased by $20.0 million to $337.5 million in the quarter ended September 30, 1999. This increase reflects an $18.4 million increase in revenues from the rental of moving related equipment reflecting improved local truck utilization, higher average revenue per transaction and higher truck rental inventory.

     Net sales revenues were $52.5 million in the quarter ended September 30, 1999 as compared to net sales of $51.3 million in the quarter ended September 30, 1998. Revenue growth from the sale of moving support items (i.e. boxes, etc.) and hitches led to the majority of the increase during the quarter.

     Cost of sales was $31.4 million in the quarter ended September 30, 1999, which represents an increase from $30.2 million for the same period of the prior year. Rising material costs from the sale of propane accounted from almost half of the increase.

     Operating expenses before intercompany elimination increased to $250.9 million in the quarter ended September 30, 1999 from $242.0 million in the quarter ended September 30, 1998. The increase reflects higher personnel and rental equipment maintenance expenditures associated with an increase in truck rental transactions and inventory levels.

     Net depreciation expense for the quarter ended September 30, 1999 was $17.2 million, as compared to $12.2 million in the same period of the prior year. The increase reflects an increase in depreciation recognized on the rental truck fleet.

Real Estate Operations
     Rental revenue before intercompany eliminations was $18.3 million in the quarter ended September 30, 1999, compared to $18.6 million in the quarter ended September 30, 1998. Intercompany revenue was $17.7 million as compared to $18.1 million in the prior year's first quarter.

     Net investment and interest income was $2.4 million in the quarter ended September 30, 1999 as compared to $0.5 million in the quarter ended September 30, 1998. This increase correlates to a significant increase in average note and mortgage receivables outstanding.

     Operating expenses were $1.4 million in the quarter ended
September 30, 1999 versus $1.5 million in the quarter ended September 30, 1998. Reduced building maintenance expense accounted for the majority of the decline from the prior year.

     Lease expense was $0.6 million during the quarter ended September 30, 1999 versus a negligible amount during quarter ended September 30, 1998. The increase reflects payments under a synthetic lease facility being utilized to develop storage properties.

     Net depreciation expense for the quarter ended September 30, 1999 was $2.6 million, as compared to $2.1 million in the same period of the prior year. The increase reflects lower gains from the disposition of property.

Property and Casualty
     Republic's premiums for the quarters ended June 30, 1999 and 1998 were $30.8 million and $42.5 million, respectively. The premium decrease in 1999 compared to 1998 resulted from the U-Haul Liability programs in the rental industry, which decreased to $9.4 million from $23.0 million, respectively. This decrease results from the restructuring of the U-Haul Business Auto General Liability policy. The deductible was changed at April 1, 1999 from a flat deductible to a 95% deductible. This reduced premiums by $12.5 million for the quarter ended June 30, 1999 as compared to 1998. The result of this change will result in an overall savings of $0.6 million in premium taxes for policy year 1999. Additionally, assumed treaty reinsurance decreased to $11.0 million for the quarter ended June 30, 1999 as compared to $13.0 million for the quarter ended June 30, 1998 due to a decrease in writings as a result of canceled treaties not replaced in 1999. Direct multiple peril and general agency premiums increased to $6.1 million and $4.3 million, respectively for the quarter ended June 30, 1999 compared to $4.9 million and $1.6 million, respectively for the quarter ended June 30, 1998.

     Net investment income was $8.2 million and $9.2 million for the quarters ended June 30, 1999 and 1998, respectively. The decrease from 1998 to 1999 resulted from a decrease in invested assets and a lower yield on reinvested funds.

     Benefits and losses incurred were $25.4 million and $36.5 million for the quarters ended June 30, 1999 and 1998, respectively. The decrease from 1998 to 1999 is due to a decrease in the U-Haul
Liability programs for unpaid unreported claims corresponding to the decrease in premiums mentioned above.

     DAC consists of commissions and other costs, which vary with and are primarily related to the production of new business. The prior year end commissions, and other related expenses, are amortized over the following year. The amortization expenses for the quarters ended June 30, 1999 and 1998 consisted of $3.6 million and $0.6 million, respectively. The increase from 1998 to 1999 is mainly due to Republic's subsidiary company's DAC expenses, which increased to $1.1 million for the quarter ended June 30, 1999 from a negligible amount for the quarter ended June 30, 1998. Also contributing was a $1.0 million increase in the nonaffiliated agents' expense. Field Underwriting increased due to increased 1998 written and unearned premiums and Republic Western Specialty Underwriters increased due to 1998 commission expenses relating to a settlement agreement with the previous general agent. Additionally, 1999 assumed treaty reinsurance increased $0.7 million from 1998 due to increased 1998 premium writings.

     Operating expenses were $6.9 million and $10.4 million for the quarters ended June 30, 1999 and 1998, respectively. Commissions decreased to $4.4 million for the quarter ended June 30, 1999, compared to $7.1 million for the quarter ended June 30, 1998. This is mainly attributable to Republic's subsidiary's DAC earned for the quarter ended June 30, 1999. Since this subsidiary was purchased in December 1998, there was no DAC included for the quarter ended June 30, 1998. Additionally, there was an increase in the nonaffiliated agents' and assumed treaty reinsurance DAC which relates to the increase in the expense mentioned above. Slightly offsetting were increased lease expenses of $0.5 million for the quarter ended June 30, 1999 as compared to $0.2 million for the quarter ended June 30, 1998. All other underwriting expenses consisted of $2.0 million and $3.1 million for the quarters ended June 30, 1999 and 1998, respectively.

     Operating profit before tax and intercompany elimination was $3.0 million and $4.3 million for the quarters ended June 30, 1999 and 1998, respectively. This represents a decrease in 1999 of $1.3 million over 1998 and resulted mainly from decreased premium revenue and investment income, offset slightly by decreased underwriting expenses.

Life Insurance
     Net premiums were $22.1 million for the quarter ended June 30, 1999 and $20.3 million for 1998. Oxford realized premium increases in the areas of Medicare supplement, credit life and disability and single premium whole life insurance products. In 1999, Oxford increased premium over 1998 Medicare supplement premium through the reinsurance of a block of policies and by adding direct premium through new programs; these increased premiums by $2.2 million. Credit life and disability premiums remained constant with production gains being offset by new ceding activities. Production sales of Oxford's new single premium whole life policy increased by $0.9 million in the second quarter compared to 1998. These increases were offset by fewer reinsurance annuitizations in 1999 than 1998, leading to $0.8 million less in annuity premium. In addition, there were $0.5 million in premium decreases for the second quarter resulting from the planned termination of NAI products not part of Oxford's strategic focus.

     Net investment income before intercompany eliminations was $4.6 million for the quarter ended June 30, 1999 and $5.0 million for 1998. This decrease is due to lower rates on short-term invested assets for the quarter. Mortgage loan interest income dropped as the portfolio decreased.

     Benefits incurred were $14.9 million and $12.3 million for the quarters ended June 30, 1999 and 1998, respectively. This increase is primarily due to Medicare supplement benefits incurred. These benefits are related to the new business recorded during the last quarter of 1998. The new Medicare supplement reinsurance accounted for $4.3 million of the increase. Annuity benefits decreased $1.0 million in the period due to the decrease in annuitizations in 1999 over 1998.

     Amortization of DAC was $6.3 million and $3.6 million for the quarters ended June 30, 1999 and 1998, respectively. Typically, Oxford defers commissions and other policy acquisition costs on single premium business. These costs are amortized as the premium is earned over the term of the policy. Oxford continues to increase its single premium credit business in force, thus increasing both the deferred costs on the balance sheet and the subsequent amortization.

     Operating expenses were $2.9 million and $6.4 million for the quarters ended June 30, 1999 and 1998, respectively. From 1998, the dynamic amortization of the purchase value of the policies acquired in the Encore Financial, Inc. purchase has decreased in relation to the short-term nature of the business that was in force. Commissions have increased $1.1 million in 1999 in proportion to the increase in new premiums. Compared to the second quarter in 1998, operating expenses increased for the quarter by $1.1 million stemming from the administration costs associated with new reinsurance contracts.

     Operating profit before tax and intercompany eliminations was $2.6 million and $3.0 million for the quarters ended June 30, 1999 and 1998, respectively. The decrease over prior year is primarily due to higher loss ratios for the health products.

Interest Expense
     Interest expense was $19.6 million for the quarter ended
September 30, 1999, as compared to $18.0 million for the quarter ended September 30, 1998. The increase can be attributed to an increase in average debt outstanding and a modest increase in the average cost of debt.

Consolidated Group
     As a result of the foregoing, pretax earnings were $65.4 million during the quarter ended September 30, 1999, as compared to $65.3 million for the same period in 1998. After providing for income taxes, net earnings for the quarter ended September 30, 1999 were $42.1 million, as compared to $42.2 million for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Moving and Storage Operations
     To meet the needs of its customers, U-Haul must maintain a large inventory of fixed asset rental items. At September 30, 1999, net property, plant, and equipment represented approximately 62.6% of total assets from non-insurance operations and approximately 42.2% of consolidated assets. In the six months ended September 30, 1999, capital expenditures were $182.7 million, as compared to $190.0 million in the six months ended September 30, 1998. These expenditures primarily reflect the expansion of the rental truck fleet. The capital required to fund these acquisitions was obtained through internally generated funds from operations and through lease financings.

     Cash flow from operations was $149.2 million in the six months ended September 30, 1999, as compared to $100.1 million in the six months ended September 30, 1998. The increase results from a combination of earnings growth, higher levels of depreciation and amortization and changes in other operating assets and liabilities.

     At September 30, 1999, total outstanding notes and loans payable was $1,087.4 million as compared to $1,114.8 million at March 31, 1999.

Real Estate Operations
     Cash provided by operating activities was $7.0 million for the six months ended September 30, 1999. Cash used by operating activities was $2.8 million for the six months ended September 30, 1998. The increase resulted from a combination of increased earnings and changes in other operating assets and liabilities.

Property and Casualty
     Cash flows used by operating activities were $6.6 million and $8.8 million for the six months ended June 30, 1999 and 1998, respectively. The 1999 to 1998 change resulted from decreased paid losses recoverable and increased other liabilities offset by an increase in other assets and the change in both unearned premium and loss and loss expense reserves.

     Republic's cash and cash equivalents and short-term investment portfolio were $10.5 million and $2.9 million at June 30, 1999 and 1998, respectively. The increase from 1998 to 1999 resulted from the timing difference of maturities/calls being reinvested. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs. Capital and operating budgets allow Republic to schedule cash needs in accordance with investment and underwriting proceeds.

     Republic maintains a diversified securities investment portfolio, primarily in bonds, at varying maturity levels with 96.1% of the fixed-income securities consisting of investment grade securities. The maturity distribution is designed to provide sufficient liquidity to meet future cash needs. Current liquidity remains strong with current invested assets equal to 106.1% of total liabilities.

     The liability for reported and unreported losses are based upon company historical and industry averages. Unpaid loss adjustment expenses are based on historical ratios of loss adjustment expenses paid to losses paid. Unpaid loss and loss expenses are not discounted.

     Stockholder's equity was $213.6 million and $199.6 million at June 30, 1999 and 1998, respectively. Republic considers current stockholder's equity to be adequate to support future growth and absorb unforeseen risk events. Republic does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions.

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

     Cash flows provided by operating activities were $2.4 million for the six months ended June 30, 1999 and 1998. Cash flows provided by financing activities were approximately $0.3 million and $7.1 million for the six months ended June 30, 1999 and 1998, respectively. Cash flows from deferred annuity sales increase investment contract deposits, which are a component of financing activities, as well as the purchase of fixed maturities, which are a component of investing activities. The decrease in cash flows provided by financing activities for the first six months of 1999 compared to the first six months of 1998 is due to lower ratio of annuity deposits to withdrawals.

     In addition to cash flows from operating and financing activities, a substantial amount of liquid funds is available through Oxford's short-term portfolio. At June 30, 1999 and 1998, short-term investments were $75.6 million and $22.0 million, respectively.
Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

     Stockholder's equity of Oxford increased to $90.7 million in 1999 from $90.1 million in 1998. Oxford did not pay dividends to its parent in 1999 or 1998.

     Applicable laws and regulations of the State of Arizona require AMERCO's insurance subsidiaries to maintain minimum capital and surplus determined in accordance with statutory accounting practices. With respect to Oxford, the amount is $450,000. In addition, the amount of dividends that can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. Statutory surplus which can be distributed as dividends without regulatory approval is $0.7 million at June 30, 1999. These restrictions are not expected to have a material adverse effect on the ability of AMERCO to meet its cash obligation.

Consolidated Group
     During each of the fiscal years ended March 31, 2000, 2001 and 2002, U-Haul estimates gross capital expenditures will average approximately $325 million primarily reflecting rental fleet rotation. This level of capital expenditures, combined with an average of approximately $30-$115 million in annual long-term debt maturities during this same period, are expected to create annual average funding needs of approximately $355-$440 million. Management estimates that U-Haul will fund 100% of these requirements with internally generated funds, including proceeds from the disposition of older trucks and other asset sales.

Credit Agreements
     AMERCO's operations are funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes, and revolving lines of credit with domestic and foreign banks. Principally to finance its fleet of trucks and trailers, AMERCO routinely enters into sale and leaseback transactions. As of September 30, 1999, AMERCO had $1,087.4 million in total notes and loans payable outstanding and unutilized lines of credit of approximately $225.0 million.

     Certain of AMERCO's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, maintaining certain financial ratios, and placing certain additional liens on its properties and assets. At September 30, 1999, AMERCO was in compliance with these covenants.

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

     AMERCO has communicated with its major business partners to determine the efforts being made on their part for compliance.
Electronic data interchange with critical vendors has been tested.
Testing has been completed with major banking partners and credit card processors. Approximately 90% of major business partners have given
AMERCO written assurances that they will be Year 2000 compliant.
However, there can be no assurance AMERCO will not be adversely affected by the failure of others to become Year 2000 compliant. For example, AMERCO may be affected by, among other things, the failure of inventory suppliers, credit card processors, security companies or other vendors and service providers to become Year 2000 compliant.

     AMERCO expects all of its critical systems to be Year 2000 compliant by calendar year end. AMERCO started with an initial budget of $2.0 million; as the conversion process continued, this amount was increased to $2.8 million. Through September 30, 1999, $2.5 million has been incurred for Year 2000 related work.
AMERCO has not deferred any major computer programming or update projects due to Year 2000 efforts. Although AMERCO believes it will achieve compliance on a timely basis, no assurance can be given that AMERCO's computer systems will be Year 2000 compliant in a timely manner or that AMERCO will not incur significant additional costs pursuing
Year 2000 compliance. If the appropriate modifications are not made, or are not timely, the Year 2000 problem may have a material adverse effect on AMERCO.

     AMERCO considers its most likely worst case scenario to be if a business partner is not Year 2000 compliant and direct processing of electronic data is inhibited. AMERCO's contingency plan, to be used if a business partner is not Year 2000 compliant, will include manual processing of rental transactions; manual preparation of payments to employees, vendors and claimants; manual licensing of equipment; manual preparation of financial statements and the movement of funds. AMERCO expects that the cost of conducting business manually would not have a material impact on its financial position. While AMERCO feels testing has been adequate and successful, the contingency plans have been formulated, with refinement continuing until the year 2000.

     Despite AMERCO's efforts to date, there can be no assurance that the Year 2000 problem will not have a material adverse effect on AMERCO in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosure About Market Risk, in AMERCO's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

                      PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On June 24, 1997, five (5) current and/or former Moving Center General Managers ("GM's") and one (1) Area Field Manager ("AFM") filed suit in Marin County Superior Court, Case No. BC 203532, entitled Sarah Saunders, et al. vs. U-Haul Company of California, Inc.,
----------------------     ----------------------------------
claiming that they were entitled to be compensated for all overtime hours worked in excess of forty (40) hours per week. In addition, these Plaintiffs sought class action status purporting to represent all persons employed in California as either a salaried GM or AFM since September 1993.

     On September 30, 1997, a virtually identical lawsuit was filed in
Los Angeles County Superior Court, Case No. BC 178775, entitled
Wyatt Crandall vs. U-Haul International, Inc. and U-Haul Co. of California.
--------------     -------------------------------------------------------
This action did not include AFMs, but did purport to be brought on behalf of GMs and GM trainees.

     These cases were consolidated by the Court in Los Angeles on October 15, 1998. On June 10, 1999, Plaintiff's motion to certify the AFMs as a class was denied and the motion to certify the GMs as a class was granted. Notice of class certification was mailed on or about August 24, 1999. The class opt-out period ended on October 11, 1999. AMERCO anticipates filing a motion to have the class de-certified, but regardless of the class status of the case, management does not expect the plaintiffs' damage claims to result in a material loss to AMERCO.

     Reference is made to Part II, Item 1, Legal Proceedings, in AMERCO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

     Reference is made to Part I, Item 1, Business, in AMERCO's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 for a discussion of certain environmental proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1999 Annual Meeting of Stockholders was held August 27, 1999.

     At the 1999 Annual Meeting of Stockholders, John P. Brogan and
James J. Grogan were elected to serve until the 2003 Annual Meeting of Stockholders. Edward J. Shoen and Richard J. Herrera continue as directors with terms that expire at the 2000 Annual Meeting of Stockholders; John M. Dodds and James P. Shoen continue to serve as directors with terms that expire at the 2001 Annual Meeting of Stockholders; William E. Carty and Charles J. Bayer continue as directors with terms that expire at the 2002 Annual Meeting of Stockholders.

          The following table sets forth the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes with respect to each matter voted on at the 1999 Annual Meeting of
Stockholders:

Matters                                    Votes                                 Broker
Submitted                  Votes Cast      Cast        Votes                      Non-
To a Vote                     For         Against     Withheld    Abstentions    Votes

Election of Directors
    John P. Brogan         19,433,633     39,389      282,797           -            -

    James J. Grogan        19,277,200     38,437      440,182           -            -

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

 a. Exhibits

     Exhibit No.              Description
     -----------              -----------

          3.1     Restated Articles of Incorporation (1)
          3.2     Restated By-Laws of AMERCO as of August 27, 1997 (2)
         27       Financial Data Schedule

 b. Reports on Form 8-K.

          No report on Form 8-K was filed during the quarter ended September 30, 1999.

_____________________________________

(1) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, file no. 1-11255.

(2) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, file no. 1-11255.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   AMERCO
                                   ___________________________________
                                            (Registrant)


Dated: November 8, 1999             By: /S/ GARY B. HORTON
                                   ___________________________________
                                        Gary B. Horton, Treasurer
                                      (Principal Financial Officer)