Form 10-Q
period 1999-12-31
AMERCO /NV/
filed 2000-02-10
CIK 4457

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from __________________ to __________________

Commission    Registrant, State of Incorporation               I.R.S. Employer
File Number     Address and Telephone Number                 Identification No.
_______________________________________________________________________________


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

22,614,087 shares of AMERCO Common Stock, $0.25 par value were outstanding at February 10, 2000.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at February 10, 2000. U-Haul International, Inc. meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                          TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         a)  Consolidated Balance Sheets as of December 31, 1999 and
             March 31, 1999................................................    4

         b)  Consolidated Statements of Earnings for the Nine months ended
             December 31, 1999 and 1998....................................    6

         c)  Consolidated Statements of Changes in Stockholders' Equity
             for the Nine months ended December 31, 1999...................    7

         d)  Consolidated Statements of Comprehensive Income for the
             Nine months ended December 31, 1999 and 1998..................    8

         e)  Consolidated Statements of Earnings for the Quarters ended
             December 31, 1999 and 1998....................................    9

         f)  Consolidated Statements of Cash Flows for the Nine months ended
             December 31, 1999 and 1998....................................   10

         g)  Notes to Consolidated Financial Statements - December 31, 1999,
             March 31, 1999 and December 31, 1998..........................   11

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................   22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........   33

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   34

Item 6.  Exhibits and Reports on Form 8-K..................................   35

                          THIS PAGE LEFT
                        INTENTIONALLY BLANK

                  PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


               AMERCO AND CONSOLIDATED SUBSIDIARIES

                    Consolidated Balance Sheets


                                                  December 31,    March 31,
Assets                                                1999           1999
                                                  -------------------------
                                                  (Unaudited)
                                                        (in thousands)


Cash and cash equivalents                       $    17,176         44,505
Trade receivables, net                              172,399        173,050
Notes and mortgage receivables, net                 219,556        217,910
Inventories, net                                     80,581         80,159
Prepaid expenses                                     10,363         16,363
Investments, fixed maturities                       905,124        900,995
Investments, other                                  171,548        181,892
Deferred policy acquisition costs                    82,990         63,283
Other assets                                        102,156        114,522
                                                  ------------------------

Property, plant and equipment, at cost:
  Land                                              196,582        196,960
  Buildings and improvements                        832,287        806,421
  Furniture and equipment                           248,205        234,894
  Rental trailers and other rental
    equipment                                       204,726        186,660
  Rental trucks                                   1,019,165        992,418
                                                  ------------------------
                                                  2,500,965      2,417,353
  Less accumulated depreciation                   1,164,814      1,122,529
                                                  ------------------------

       Total property, plant and equipment        1,336,151      1,294,824
                                                  ------------------------

























Total Assets                                    $ 3,098,044      3,087,503
                                                  ========================


The accompanying notes are an integral part of these consolidated financial statements.

                                                  December 31,    March 31,
Liabilities and Stockholders' Equity                  1999           1999
                                                  -------------------------
                                                  (Unaudited)
                                                    (in thousands, except
                                                  share and per share data)

Liabilities:
  Accounts payable and accrued expenses         $   148,912        169,185
  Notes and loans payable                         1,101,824      1,114,748
  Policy benefits and losses, claims and
    loss expenses payable                           517,422        546,599
  Liabilities from premium deposits                 457,677        457,759
  Cash overdraft                                     36,163         28,169
  Other policyholders' funds and liabilities         49,963         48,889
  Deferred income                                    41,285         41,549
  Deferred income taxes                              96,462         64,580
                                                  ------------------------

Stockholders' equity:
  Serial preferred stock, with or without par
    value, 50,000,000 shares authorized -
    Series A preferred stock, with no par
      value, 6,100,000 shares authorized;
      6,100,000 issued and outstanding as of
      December 31, 1999 and March 31, 1999              -              -
    Series B preferred stock, with no par
      value, 100,000 shares authorized;
      none and 25,000 shares outstanding
      as of December 31, 1999 and
      March 31, 1999, respectively                      -              -
  Serial common stock, with or without par
    value, 150,000,000 shares authorized -
    Series A common stock of $0.25 par
      value, 10,000,000 shares authorized;
      5,762,495 shares issued as of
      December 31, 1999 and March 31, 1999            1,441          1,441
  Common stock of $0.25 par value,
    150,000,000 shares authorized;
    36,487,505 shares issued as of
    December 31, 1999 and March 31, 1999              9,122          9,122
  Additional paid-in capital                        275,242        299,905
  Accumulated other comprehensive income            (26,365)       (17,740)
  Retained earnings                                 768,031        703,322
                                                  ------------------------
                                                  1,027,471        996,050
  Less:
    Cost of common shares in treasury, net
      (19,635,913 shares as of
      December 31, 1999 and March 31, 1999)         363,533        363,533
    Unearned employee stock ownership
      plan shares                                    15,602         16,492
                                                  ------------------------
         Total stockholders' equity                 648,336        616,025

Contingent liabilities and commitments
                                                  ------------------------

Total Liabilities and Stockholders' Equity      $ 3,098,044      3,087,503
                                                  ========================



The accompanying notes are an integral part of these consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                Consolidated Statements of Earnings

                  Nine months ended December 31,
                            (Unaudited)

                                                        1999         1998
                                                  -------------------------
                                                    (in thousands, except
                                                  share and per share data)

Revenues
  Rental revenue                                 $    907,802      848,771
  Net sales                                           148,669      143,169
  Premiums                                            167,020      165,492
  Net investment and interest income                   61,341       53,664
                                                   -----------------------
       Total revenues                               1,284,832    1,211,096

Costs and expenses
  Operating expenses                                  705,245      666,109
  Cost of sales                                        87,737       84,568
  Benefits and losses                                 126,944      130,468
  Amortization of deferred acquisition costs           27,340       16,902
  Lease expense                                        98,999       87,632
  Depreciation, net                                    61,553       53,480
                                                   -----------------------
Total costs and expenses                            1,107,818    1,039,159

Earnings from operations                              177,014      171,937

  Interest expense                                     61,038       55,003
                                                   -----------------------

Pretax earnings                                       115,976      116,934

Income tax expense                                    (40,867)     (41,055)
                                                   -----------------------

       Net earnings                              $     75,109       75,879
                                                   =======================

Earnings per common share:
  Basic                                          $       2.95         2.85
  Diluted                                        $       2.93          -
                                                   =======================

Weighted average common shares outstanding:
  Basic                                            21,964,513   21,934,264
  Diluted                                          22,353,402          -
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

               AMERCO AND CONSOLIDATED SUBSIDIARIES

    Consolidated Statements of Changes in Stockholders' Equity

                  Nine months ended December 31,
                            (Unaudited)

                                                              1999
                                                   -------------------------
                                                     (in thousands, except
                                                   share and per share data)

Series A common stock of $0.25 par value:
  10,000,000 shares authorized, 5,762,495
  shares issued as of December 31, 1999
    Beginning and end of period                           $   1,441
                                                              -----


Common stock of $0.25 par value:
  150,000,000 shares authorized, 36,487,505
  shares issued as of December 31, 1999
    Beginning and end of period                               9,122
                                                              -----


Additional paid-in capital:
    Beginning of period                                     299,905
      Preferred stock repurchase                            (25,000)
      Issuance of common shares under leveraged
        employee stock ownership plan                           337
                                                            -------
    End of period                                           275,242
                                                            -------


Accumulated other comprehensive income:
    Beginning of period                                     (17,740)
      Foreign currency translation                            4,100
      Fair market value of cash flow hedge                    2,130
      Unrealized loss on investments                        (14,855)
                                                            -------
    End of period                                           (26,365)
                                                            -------

Retained earnings:
    Beginning of period                                     703,322
      Net earnings                                           75,109
      Preferred stock dividends paid:
        Series A ($1.59 per share)                           (9,721)
        Series B ($27.14 per share)                            (679)
                                                            -------
    End of period                                           768,031
                                                            -------


Less Treasury stock:
    Beginning and end of period                             363,533
                                                            -------


Less Unearned employee stock
  ownership plan shares:
    Beginning of period                                      16,492
      Purchase of shares                                          3
      Repayments from loan                                     (893)
                                                            -------
    End of year                                              15,602
                                                            -------

Total stockholders' equity                                $ 648,336
                                                            =======















The accompanying notes are an integral part of these consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

          Consolidated Statements of Comprehensive Income

                  Nine months ended December 31,
                            (Unaudited)

                                                        1999         1998
                                                       -------------------
                                                          (in thousands)
Comprehensive Income:
  Net earnings                                       $ 75,109       75,879
    Changes in other comprehensive income:
     Foreign currency translation                       4,100       (6,420)
     Fair market value of cash flow hedge               2,130       (4,819)
     Unrealized gain (loss) on investments            (14,855)       5,761
                                                       -------------------

     Total Comprehensive Income                      $ 66,484       70,401
                                                       ===================




















































The accompanying notes are an integral part of these consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

                Consolidated Statements of Earnings

                    Quarters ended December 31,
                            (Unaudited)

                                                        1999         1998
                                                  --------------------------
                                                    (in thousands, except
                                                  share and per share data)

Revenues
  Rental revenue                                 $    264,772      249,870
  Net sales                                            38,548       35,602
  Premiums                                             59,217       69,269
  Net investment and interest income                   19,959       18,378
                                                  ------------------------
       Total revenues                                 382,496      373,119

Costs and expenses
  Operating expenses                                  240,870      217,535
  Cost of sales                                        25,003       21,659
  Benefits and losses                                  42,929       50,477
  Amortization of deferred acquisition costs            9,459        8,103
  Lease expense                                        34,787       31,100
  Depreciation, net                                    23,002       21,578
                                                  ------------------------
Total costs and expenses                              376,050      350,452

Earnings from operations                                6,446       22,667

  Interest expense                                     21,223       18,368
                                                  ------------------------

Pretax earnings (loss)                                (14,777)       4,299

Income tax benefit (expense)                            5,452       (1,821)
                                                  ------------------------

       Net earnings (loss)                       $     (9,325)       2,478
                                                  ========================

Loss per common share (both basic and
  diluted                                        $      (0.57)       (0.07)
                                                  ========================

Weighted average common shares outstanding:        21,975,889   21,942,190
                                                  ========================



























The accompanying notes are an integral part of these consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

               Consolidated Statements of Cash Flows

                  Nine months ended December 31,
                            (Unaudited)
                                                         1999        1998
                                                          (in thousands)
                                                       -------------------
Cash flows from operating activities:
  Net earnings                                       $  75,109      75,879
    Depreciation and amortization                      108,155      80,717
    Provision for losses on accounts receivable          3,575       3,545
    Net gain on sale of real and personal property      (6,776)       (681)
    Net (gain) loss on sale of investments                  84      (1,745)
    Changes in policy liabilities and accruals         (24,863)      7,368
    Additions to deferred policy acquisition costs     (35,773)    (36,117)
    Net change in other operating assets
      and liabilities                                   19,423     (98,843)
                                                       -------------------

Net cash provided by operating activities              138,934      30,123
                                                       -------------------

Cash flows from investing activities:
  Purchases of investments:
    Property, plant and equipment                     (269,530)   (235,035)
    Fixed maturities                                  (114,778)   (141,792)
    Common stock                                           -        (2,553)
    Preferred stock                                       (369)    (20,700)
    Mortgage loans                                     (11,955)     (1,582)
  Proceeds from sale of investments:
    Property, plant and equipment                      167,305     196,506
    Fixed maturities                                    87,604     177,162
    Preferred stock                                        968       1,858
    Real estate                                            827       5,196
    Mortgage loans                                       8,382      14,661
  Changes in other investments                          12,295      (3,560)
                                                       -------------------

Net cash used by investing activities                 (119,251)     (9,839)
                                                       -------------------

Cash flows from financing activities:
  Net change in short-term borrowings                   17,160      44,500
  Proceeds from notes                                  150,000         -
  Debt issuance costs                                   (7,490)       (378)
  Leveraged Employee Stock Ownership Plan:
    Purchase of shares                                      (3)       (201)
    Repayments from loan                                   893       1,203
  Principal payments on notes                         (180,084)    (46,370)
  Repurchase of preferred stock                        (25,000)    (25,000)
  Net change in cash overdraft                           7,995      12,716
  Preferred stock dividends paid                       (10,400)    (13,479)
  Investment contract deposits                          45,435      56,217
  Investment contract withdrawals                      (45,518)    (46,149)
                                                       -------------------

Net cash used by financing activities                  (47,012)    (16,941)
                                                       -------------------

Increase (decrease) in cash and cash equivalents       (27,329)      3,343

Cash and cash equivalents at beginning of period        44,505      31,606
                                                       -------------------

Cash and cash equivalents at end of period           $  17,176      34,949
                                                       ===================








The accompanying notes are an integral part of these consolidated financial statements.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements

        December 31, 1999, March 31, 1999 and December 31, 1998
                              (Unaudited)


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

     The consolidated balance sheet as of December 31, 1999 and the related consolidated statements of earnings for the three and nine months ended December 31, 1999 and 1998, and the related consolidated statements of changes in stockholders' equity for the nine months ended December 31, 1999 and the consolidated statements of comprehensive income and cash flows for the nine months ended December 31, 1999 and 1998 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The operating results and financial position of AMERCO's consolidated insurance operations are determined on a one quarter lag. There were no effects related to intervening events which would materially affect the consolidated financial position or results of operations for the financial statements presented herein.

     Certain reclassifications have been made to the financial statements for the three and nine months ended December 31, 1998 to conform with the current year's presentation.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


2.  INVESTMENTS

     A comparison of amortized cost to market for fixed maturities is as follows:

     September 30, 1999
     ------------------   Par Value               Gross       Gross    Estimated
     Consolidated         or number  Amortized  unrealized  unrealized   market
     Held-to-Maturity     of shares     cost      gains       losses      value
                          ------------------------------------------------------
                                               (in thousands)

     U.S. treasury
       securities
       and government
       obligations        $  17,964  $  18,894        117        (299)   18,712
     U.S. government
       agency mortgage-
       backed securities  $  19,804     19,713         86        (275)   19,524
     Obligations of
       states and
       political
       subdivisions       $   1,500      1,517         82         -       1,599
     Corporate
       securities         $  98,970    103,647      1,832      (1,564)  103,915
     Mortgage-backed
       securities         $  37,118     37,354        331        (486)   37,199
     Redeemable preferred
       stocks                 4,561    115,253        454      (9,373)  106,334
                                       ----------------------------------------

                                       296,378      2,902     (11,997)  287,283
                                       ----------------------------------------

     September 30, 1999
     ------------------   Par Value               Gross       Gross    Estimated
     Consolidated         or number  Amortized  unrealized  unrealized   market
     Available-for-Sale   of shares     cost      gains       losses      value
                          ------------------------------------------------------
                                               (in thousands)

     U.S. treasury
       securities and
       government
       obligations        $  35,385  $  36,135      1,231        (855)   36,511
     U.S. government
       agency mortgage-
       backed securities  $  37,543     37,252        317        (444)   37,125
     Obligations of
       states and
       political
       subdivisions       $  13,350     13,514        519        (130)   13,903
     Corporate
       securities         $ 459,757    461,768      4,567     (12,361)  453,974
     Mortgage-backed
       securities         $  35,242     34,997      1,075        (159)   35,913
     Redeemable preferred
       stocks                 1,311     32,675        169      (1,524)   31,320
                                       ----------------------------------------

                                       616,341      7,878     (15,473)  608,746
                                       ----------------------------------------

            Total                    $ 912,719     10,780     (27,470)  896,029
                                       ========================================

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


3.  SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE SUBSIDIARIES

     A summarized consolidated balance sheet for Republic is presented below:

                                                        September 30,
                                                     -------------------
                                                       1999        1998
                                                     -------------------
                                                        (in thousands)

    Investments, fixed maturities                  $ 413,845     407,755
    Investments, other                                22,942      23,720
    Receivables                                      115,407     139,145
    Deferred policy acquisition costs                 12,720       8,472
    Due from affiliate                                23,772      24,831
    Deferred federal income taxes                     12,538      14,475
    Other assets                                      17,847      24,821
                                                     -------------------

         Total assets                              $ 619,071     643,219
                                                     ===================

    Policy liabilities and accruals                $ 324,214     360,657
    Unearned premiums                                 48,885      54,200
    Other policyholders' funds and liabilities        29,872      21,272
                                                     -------------------
      Total liabilities                              402,971     436,129

    Stockholder's equity                             216,100     207,090
                                                     -------------------

         Total liabilities and
           stockholder's equity                    $ 619,071     643,219
                                                     ===================


     A summarized consolidated income statement for Republic is presented below:

                                       Quarter ended          Nine months ended
                                       September 30,            September 30,
                                     ------------------------------------------
                                      1999       1998          1999       1998
                                     ------------------------------------------
                                                   (in thousands)

    Premiums                       $ 35,721     39,476       100,289    104,737
    Net investment income             8,141      8,979        24,830     27,221
                                     -----------------       ------------------
      Total revenue                  43,862     48,455       125,119    131,958

    Benefits and losses              28,674     30,171        82,387     86,711
    Amortization of deferred
      policy acquisition costs        3,312      3,001        10,144      5,402
    Operating expenses                7,775      7,649        23,511     25,693
                                     -----------------       ------------------
      Total expenses                 39,761     40,821       116,042    117,806

        Income from operations        4,101      7,634         9,077     14,152
    Federal income tax expense       (1,217)    (2,555)       (2,783)    (4,515)
                                     -----------------       ------------------

        Net income                 $  2,884      5,079         6,294      9,637
                                     =================       ==================

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


3. SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE SUBSIDIARIES, continued

     A summarized consolidated balance sheet for Oxford is presented below:

                                                        September 30,
                                                     --------------------
                                                       1999        1998
                                                     --------------------
                                                        (in thousands)

    Investments, fixed maturities                  $ 491,279     471,015
    Investments, other                               129,900     115,010
    Receivables                                       35,406      42,083
    Deferred policy acquisition costs                 70,270      54,925
    Due from (to) affiliate                           (9,681)      3,046
    Other assets                                      10,559      34,143
                                                     -------------------

        Total assets                               $ 727,733     720,222
                                                     ===================

    Policy liabilities and accruals                $ 141,995     155,735
    Premium deposits                                 457,677     433,647
    Other policyholders' funds and liabilities        23,191      22,147
    Deferred federal income taxes                     17,550      12,471
                                                     -------------------
      Total liabilities                              640,413     624,000

    Stockholder's equity                              87,320      96,222
                                                     -------------------

        Total liabilities and
          stockholder's equity                     $ 727,733     720,222
                                                     ===================

     A summarized consolidated income statement for Oxford is presented below:

                                       Quarter ended          Nine months ended
                                       September 30,            September 30,
                                     ------------------------------------------
                                      1999       1998          1999       1998
                                     ------------------------------------------
                                                   (in thousands)

    Premiums                       $ 24,334     35,087        71,541     71,389
    Net investment income             5,673      5,046        15,811     14,486
                                     -----------------        -----------------
      Total revenue                  30,007     40,133        87,352     85,875

    Benefits and losses              14,255     20,306        44,557     43,757
    Amortization of deferred
      policy acquisition costs        6,147     13,303        17,196     19,701
    Operating expenses                5,809      3,567        15,337     12,707
                                     -----------------        -----------------
      Total expenses                 26,211     37,176        77,090     76,165

        Income from operations        3,796      2,957        10,262      9,710
    Federal income tax expense       (1,180)      (903)       (3,352)    (2,991)
                                     -----------------        -----------------

        Net income                 $  2,616      2,054         6,910      6,719
                                     =================        =================

     In December 1998, North American Fire & Casualty Insurance Company (NAFCIC) was sold to Republic.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


4.  ACCUMULATED OTHER COMPREHENSIVE INCOME

     A summary of accumulated comprehensive income components follows:
                                             Unrealized   Fair market   Accumulated
                                  Foreign    gain (loss)    value of        other
                                  currency       on        cash flow   comprehensive
                                 translation investments     hedge          income
                                 ---------------------------------------------------
                                                     (in thousands)
   Balance at March 31, 1999     $ (25,411)      11,302        (3,631)       (17,740)
     Foreign currency
       translation                   4,100          -             -            4,100
     Fair market value of
       cash flow hedge,
       net of taxes of $1,195          -            -           2,130          2,130
     Unrealized gain (loss)
       on investments,
       net of taxes of $6,365          -        (14,855)          -          (14,855)
                                   -------      -------        ------        -------

   Balance at December 31, 1999  $ (21,311)      (3,553)       (1,501)       (26,365)
                                   =======      =======        ======        =======


   Balance at March 31, 1998     $ (18,675)       9,291           -           (9,384)
     Foreign currency
       translation                  (6,420)         -             -           (6,420)
   Fair market value of
       cash flow hedge,
       net of taxes of $2,595          -            -          (4,819)        (4,819)
     Unrealized gain (loss)
       on investments,
       net of taxes of $2,262          -          5,761           -            5,761
                                   -------      -------        ------        -------

   Balance at December 31, 1998  $ (25,095)      15,052        (4,819)       (14,862)
                                   =======      =======        ======        =======


5.  CONTINGENT LIABILITIES AND COMMITMENTS

     During the nine months ended December 31, 1999, a subsidiary of U-Haul entered into fifteen transactions and has subsequently entered into one transaction, whereby the subsidiary sold rental trucks and subsequently leased them back. AMERCO has guaranteed $22,460,000 of residual values at December 31, 1999 and an additional $1,571,000 subsequent to December 31, 1999 for these assets at the end of the respective lease terms. Following are the lease commitments for the leases executed during the nine months ended December 31, 1999, and subsequently which have a term of more than one year (in thousands):

                                              Net activity
             Year ended           Lease       subsequent to
              March 31,        Commitments      period end      Total
             --------------------------------------------------------

             2000              $   9,442            256         9,698
             2001                 16,220          1,533        17,753
             2002                 16,220          1,533        17,753
             2003                 16,220          1,533        17,753
             2004                 16,220          1,533        17,753
             Thereafter           39,218          4,346        43,564
                                 ------------------------------------
                               $ 113,540         10,734       124,274
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

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


6.  SUPPLEMENTAL CASH FLOWS INFORMATION

     The (increase) decrease in receivables, inventories and accounts payable and accrued liabilities net of other operating and investing activities follows:

                                                     Nine months ended
                                                        December 31,
                                                  1999              1998
                                                  -----------------------
                                                      (in thousands)

        Receivables                            $  (3,394)        (131,711)
                                                  =======================

        Inventories                            $    (422)          (2,004)
                                                  =======================

        Accounts payable and
          accrued liabilities                  $ (24,365)         (52,556)
                                                  =======================

     Income taxes paid in cash amounted to $638,000 and $1,065,000 for the nine months ended December 31, 1999 and 1998, respectively.

     Interest paid in cash amounted to $60,639,000 and $57,094,000 for the nine months ended December 31, 1999 and 1998, respectively.

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


7.  EARNINGS PER SHARE

     The following table reflects the calculation of the earnings per share:
                                                              Weighted Average
                                                                Common Shares
                                                Income           Outstanding        Per Share
                                              (Numerator)       (Denominator)         Amount
                                              -----------     ----------------      ---------
                                              (in thousands, except share and per share data)
Quarter ended December 31, 1999:
 Loss from operations                        $   (9,325)
 Less dividends on preferred shares               3,241
                                                -------
 Basic and diluted loss per common share        (12,566)         21,975,889        $  (0.57)
                                                =======          ==========            ====

Quarter ended December 31, 1998:
 Earnings from operations                    $    2,478
 Less dividends on preferred shares               4,046
                                                -------
 Basic and diluted loss per common share         (1,568)         21,942,190        $  (0.07)
                                                =======          ==========            ====


Nine months ended December 31, 1999:
 Earnings from operations                    $   75,109
 Less dividends on preferred shares              10,259
                                                -------
 Basic earnings per common share                 64,850          21,964,513        $   2.95

 Effect of dilutive securities -
   Series B preferred shares                        537             388,889
                                                 ------          ----------
 Diluted earnings per common share               65,387          22,353,402        $   2.93
                                                 ======          ==========            ====

Nine months ended December 31, 1998:
 Earnings from operations                    $   75,879
 Less dividends on preferred shares              13,292
                                                 ------
 Basic and diluted earnings per common share     62,587          21,934,264        $   2.85
                                                 ======          ==========            ====

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


8.  RELATED PARTIES

     During the nine months ended December 31, 1999, subsidiaries of AMERCO held various senior and junior notes with SAC Holding
Corporation and its subsidiaries (SAC Holdings). The voting common stock of SAC Holdings is held by Mark V. Shoen, a major stockholder of AMERCO.

     AMERCO's subsidiaries received interest payments of $14,783,000 and principal payments of $29,456,000 from SAC Holdings during the nine months ended December 31, 1999. The terms of the notes receivable with SAC Holdings are consistent with the terms of notes receivable held by U-Haul for other properties owned by unrelated parties and managed by U-Haul.

     U-Haul currently manages the properties owned by SAC Holdings pursuant to a management agreement, under which U-Haul receives a management fee equal to 6% of the gross receipts from the properties. Management fees of $3,348,000 and $1,620,000 were received during the nine months ended December 31, 1999 and 1998, respectively. The management fee percentage is consistent with the fees received by U-Haul for other properties owned by unrelated parties and managed by U-Haul.

     During the nine months ended December 31, 1999, a subsidiary of AMERCO funded through a note receivable the purchase of properties and construction costs for SAC Holdings of approximately $37,948,000.

     Management believes that the foregoing transactions were consummated on terms equivalent to those that prevail in arm's-length transactions.


9.  NEW ACCOUNTING STANDARDS

     During fiscal year 1999, AMERCO adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". As of December 31, 1999, AMERCO recorded an after tax adjustment of $2,130,000 to accumulated other comprehensive income recognizing the fair value of derivatives designated as cash flow hedges. AMERCO uses interest rate swap agreements to potentially mitigate the impact of changes in interest rates on its variable rate debt. For the nine months ended December 31, 1999, AMERCO recognized $22,000 as interest income, representing the ineffectiveness of the cash flow hedging activity.

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

     Information concerning operations by industry segment follows:
                      Moving               Property/             Adjustments
                    and Storage   Real     Casualty     Life         and
                    Operations   Estate    Insurance  Insurance  Eliminations  Consolidated
                    -----------------------------------------------------------------------
                                                (in thousands)

   Nine months ended December 31, 1999
   -----------------------------------
   Revenues:
     Outside        $ 1,069,592     7,579   121,254     86,407          -         1,284,832
     Intersegment           -      53,075     3,865        945      (57,885)            -
                     ----------   -------   -------    -------     --------       ---------
     Total revenue  $ 1,069,592    60,654   125,119     87,352      (57,885)      1,284,832
   Depreciation/
     amortization   $    62,278     7,664    10,529     27,684          -           108,155
   Interest expense $    61,038    30,926       -          -        (30,926)         61,038
   Pretax earnings  $    78,245    18,392     9,077     10,262          -           115,976
   Income tax       $   (28,294)   (6,438)   (2,783)    (3,352)         -           (40,867)
   Identifiable
     assets         $ 1,385,918   705,396   619,071    727,733     (340,074)      3,098,044

   Nine months ended December 31, 1998
   -----------------------------------
   Revenues:
     Outside        $   999,705     4,192   122,226     84,973          -         1,211,096
     Intersegment           -      54,466     9,732        902      (65,100)            -
                     ----------   -------   -------    -------     --------       ---------
     Total revenue  $   999,705    58,658   131,958     85,875      (65,100)      1,211,096
   Depreciation/
     amortization   $    45,778     8,448     6,757     19,734          -            80,717
   Interest expense $    55,003    30,645       -          -        (30,645)         55,003
   Pretax earnings  $    78,343    14,729    14,152      9,710          -           116,934
   Income tax       $   (28,394)   (5,155)   (4,515)    (2,991)         -           (41,055)
   Identifiable
     assets         $ 1,282,166   701,190   643,219    720,222     (345,689)      3,001,108

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


10. INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, continued

                    Moving               Property/             Adjustments
                  and Storage   Real     Casualty     Life         and
                  Operations   Estate    Insurance  Insurance  Eliminations  Consolidated
                  -----------------------------------------------------------------------
                                              (in thousands)

   Quarter ended December 31, 1999
   -------------------------------
   Revenues:
     Outside        $ 307,882     1,583    43,347     29,684          -           382,496
     Intersegment         -      17,777       515        323      (18,615)            -
                     --------    ------    ------     ------      -------         -------
     Total revenue  $ 307,882    19,360    43,862     30,007      (18,615)        382,496
   Depreciation/
     amortization   $  21,862     2,623     3,544     16,327          -            44,356
   Interest expense $  21,223    10,653       -          -        (10,653)         21,223
   Pretax earnings  $ (27,150)    4,476     4,101      3,796          -           (14,777)
   Income tax       $   9,812    (1,963)   (1,217)    (1,180)         -             5,452

   Quarter ended December 31, 1998
   -------------------------------
   Revenues:
     Outside        $ 288,112     1,713    43,474     39,820          -           373,119
     Intersegment         -      18,259     4,981        313      (23,553)            -
                     --------    ------    ------     ------      -------         -------
     Total revenue  $ 288,112    19,972    48,455     40,133      (23,553)        373,119
   Depreciation/
     amortization   $  17,952     2,698     3,319      9,072          -            33,041
   Interest expense $  18,368    10,513       -          -        (10,513)         18,368
   Pretax earnings  $ (11,165)    4,873     7,634      2,957          -             4,299
   Income tax       $   3,342    (1,705)   (2,555)      (903)         -            (1,821)

   Geographic Area Data  United                             United
    (All amounts are in  States      Canada  Consolidated   States   Canada  Consolidated
     U.S. $'s)           --------------------------------   -----------------------------
                                Nine months ended                   Quarter ended
                         --------------------------------   -----------------------------
                                                   (in thousands)
   December 31, 1999
   -----------------
   Total revenues      $ 1,256,619   28,213    1,284,832    375,137   7,359      382,496
   Depreciation/
     amortization      $   105,459    2,696      108,155     43,360     996       44,356
   Interest expense    $    61,022       16       61,038     21,218       5       21,223
   Pretax earnings     $   113,047    2,929      115,976    (13,930)   (847)     (14,777)
   Income tax          $   (40,867)     -        (40,867)     5,452     -          5,452
   Identifiable assets $ 3,051,332   46,712    3,098,044       n/a     n/a          n/a

   December 31, 1998
   -----------------
   Total revenues      $ 1,186,216   24,880    1,211,096    366,629   6,490      373,119
   Depreciation/
     amortization      $    78,211    2,506       80,717     32,173     868       33,041
   Interest expense    $    54,994        9       55,003     18,366       2       18,368
   Pretax earnings     $   115,062    1,872      116,934      4,444    (145)       4,299
   Income tax          $   (41,055)     -        (41,055)    (1,821)    -         (1,821)
   Identifiable assets $ 2,961,188   39,920    3,001,108       n/a     n/a          n/a

                 AMERCO AND CONSOLIDATED SUBSIDIARIES

                              (Unaudited)


11.  SUBSEQUENT EVENTS

     On January 10, 2000, the United States Supreme Court denied review of the Bankruptcy Court's ruling that the plaintiffs (non-management members of the Shoen family and their affiliates) are entitled to interest related to a previous resolution of a long-standing legal dispute involving the Shoen family and related to control of AMERCO. In 1996, AMERCO deposited approximately $48.2 million into an escrow account to secure payment of the disputed interest, pending final resolution of this issue. The escrow account is reflected as a component of "Other assets" in AMERCO's consolidated financial statements. The amount deposited into the escrow account will be transferred to the plaintiffs in the near future. The release of the escrow will not have the effect of increasing or decreasing AMERCO's net earnings, but will reduce stockholders' equity.

     On February 4, 2000, AMERCO issued $200,000,000 of 8.80% Senior Notes due 2005.

     On February 8, 2000, AMERCO declared a cash dividend of $3,241,000 ($0.53125 per preferred share) to preferred stockholders of record as of February 18, 2000.

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


RESULTS OF OPERATIONS

NINE MONTHS ENDED DECEMBER 31, 1999 VERSUS NINE MONTHS ENDED
DECEMBER 31, 1998

Moving and Storage Operations
     Revenues consist of rental revenues and net sales. Total rental revenue was $907.8 million and $848.8 million for the nine months ended December 31, 1999 and 1998, respectively. Net revenues from the rental of moving related equipment increased by $56.5 million. This increase is primarily attributable to higher truck rental revenues. The growth in truck rental revenue primarily reflects improved utilization, an increase in the average revenue per transaction and higher truck rental inventory.

     Net sales revenues were $148.7 million and $143.2 million for the nine months ended December 31, 1999 and 1998, respectively. Revenue growth from propane sales, which was up by 10.2% during the nine months ended December 31, 1999, and from the sale of moving support items (i.e. boxes, etc.), which was up by 3.5% during the nine months ended December 31, 1999, led to the improvement.

     Cost of sales was $87.7 million and $84.6 million for the nine months ended December 31, 1999 and 1998, respectively. A higher sales volume contributed to the increase.

     Operating expenses before intercompany eliminations increased to $721.0 million for the nine months ended December 31, 1999 from $679.9 million for the nine months ended December 31, 1998. Increased expenditure levels for rental equipment maintenance and personnel, due to an increase in truck rental transactions and in fleet size, were primarily responsible.

     Lease expense was $97.7 million and $87.5 million for the nine months ended December 31, 1999 and 1998, respectively. This increase reflects additional leasing activity over the past twelve months.

     Net depreciation expense for the nine months ended December 31, 1999 was $54.8 million, as compared to $45.0 million in the same period of the prior year. The increase reflects an increase in depreciation recognized on the rental truck fleet.

Real Estate Operations
     Rental revenue before intercompany eliminations was $55.0 million and $56.1 million for the nine months ended December 31, 1999 and 1998, respectively. Intercompany revenue was $53.1 million and $54.5 million for the nine months ended December 31, 1999 and 1998, respectively.

     Net investment and interest income was $5.7 million for the nine months ended December 31, 1999 as compared to $2.5 million during the same period of the prior year. This increase correlates to a significant increase in average note and mortgage receivables outstanding.

     Operating expenses were $3.2 million for the nine months ended December 31, 1999 versus $4.7 million for the nine months ended
December 31, 1998. Reduced building maintenance expense accounted for the majority of the decline from the prior year.

     Lease expense for the nine months ended December 31, 1999 and 1998 was $1.3 million and $0.1 million, respectively. The increase reflects payments under a synthetic lease facility being utilized to develop storage properties.

     Net depreciation expense for the nine months ended December 31, 1999 was $6.8 million, as compared to $8.5 million in the same period of the prior year. The decrease reflects higher gains from the disposition of property and lower levels of depreciable assets.

Property and Casualty
     Republic's premiums were $100.3 million and $104.7 million for the nine months ended September 30, 1999 and 1998, respectively. The decrease in premium for 1999 as compared to 1998 resulted from the U-Haul Liability programs in the rental industry, which decreased to $35.6 million from $50.9 million, respectively. This decrease resulted from the restructuring of the U-Haul Business Auto General Liability policy. The deductible was changed at April 1, 1999 from a flat deductible to a 95% deductible. This reduced premiums by $14.5 million for the nine months ended September 30, 1999 as compared to 1998. The impact of this change will result in an overall savings of $0.6 million in premium taxes for 1999. Additionally, assumed treaty reinsurance increased to $35.0 million for the nine months ended
September 30, 1999 as compared to $34.0 million for the nine months ended September 30, 1998. Direct multiple peril and general agency premium increased to $17.9 million and $11.6 million, respectively, for the nine months ended September 30, 1999 compared to $15.2 million and $4.6 million, respectively, for the nine months ended September 30, 1998.

     Net investment income was $24.8 million and $27.2 million for the nine months ended September 30, 1999 and 1998, respectively. The decrease from 1998 to 1999 is attributable to a decrease in invested assets and a lower yield on reinvested funds.

     Benefits and losses were $82.4 million and $86.7 million for the nine months ended September 30, 1999 and 1998, respectively. The decrease from 1998 to 1999 resulted from a decrease in the U-Haul Liability programs for unpaid reported claims corresponding to the decrease in premiums mentioned above.

     Deferred acquisition costs (DAC) consist of commissions and other costs, which vary with and are primarily related to the production of new business. The prior year commissions, and other related expenses, are amortized over the following year. The amortization expenses for the nine months ended September 30, 1999 and 1998 were $10.1 million and $5.4 million, respectively. The increase from 1998 to 1999 is due mainly to Republic's subsidiary company's DAC expense, which increased to $3.0 million for the nine months ended September 30, 1999 from a negligible amount for the nine months ended September 30, 1998. Also contributing was a $1.4 million increase in the nonaffiliated agents expense. The Field Underwriting and Mobile Home programs increased due to 1998 written and unearned premiums and the Excess Worker's Compensation program increased due to 1998 commission expenses relating to a settlement agreement with the previous general agent.

          Operating expenses were $23.5 million and $25.7 million for the nine months ended September 30, 1999 and 1998, respectively. Commissions decreased to $12.0 million for the nine months ended September 30, 1999 compared to $14.9 million for the nine months ended September 30, 1998. This is mainly attributable to Republic's subsidiary's DAC earned for the nine months ended September 30, 1999. This subsidiary was purchased in December 1998; therefore, there was no DAC included for this subsidiary for the nine months ended September 30, 1998. Additionally, there was an increase in the nonaffiliated agents and assumed treaty reinsurance DAC earned relating to the increase in the DAC expense mentioned above. Slightly offsetting were increased lease expenses of $1.4 million and $0.8 million for the nine months ended September 30, 1999 and 1998, respectively. All other underwriting expenses were $10.1 million and $10.0 million for the nine months ended September 30, 1999 and 1998, respectively.

     Operating profit before tax and intercompany elimination was $9.1 million and $14.1 million for the nine months ended September 30, 1999 and 1998, respectively. This represents a decrease in 1999 of $5.0 million from 1998 and resulted mainly from decreased premium revenue and investment income.

Life Insurance
     Net premiums were $71.5 million and $71.4 million for the nine months ended September 30, 1999 and 1998, respectively. Oxford realized premium increases in the areas of Medicare supplement, credit life and disability and single premium whole life insurance products.
Oxford increased Medicare supplement premium through the reinsurance of a block of policies and by adding direct premium through new programs; these increased premiums by $6.1 million. Oxford began marketing a new single premium whole life policy in 1998; this product accounted for $2.9 million of new premiums in 1999 over 1998. With the sale of NAFCIC, credit insurance premiums decreased by $4.3 million.
As expected, premiums decreases occurred in non-essential NAI lines that were terminated and due to fewer annuitizations. These changes accounted for a $4.7 million decrease in premiums through the first nine months of 1999.

     Net investment income before intercompany eliminations was $15.8 million and $14.5 million for the nine months ended September 30, 1999 and 1998, respectively. This increase is due to the increase in the average invested assets for the year, which was the result of new premium in 1999 and the increased asset base from the acquisition of NAI and Safe Mate.

     Benefits incurred were $44.6 million and $43.8 million for the nine months ended September 30, 1999 and 1998, respectively. This increase is primarily due to Medicare supplement benefits incurred. These benefits are related to the new business recorded in 1998. The new Medicare supplement reinsurance accounted for $3.7 million of benefit variance. Annuity benefits combined with the elimination of non-focused NAI health lines reduced benefits by $2.9 million.

     Amortization of DAC and the value of business acquired (VOBA) was $17.2 million and $19.7 million for the nine months ended September
30, 1999 and 1998, respectively. Oxford defers commissions and other policy acquisition costs on single premium business. These costs are amortized as the premium is earned over the term of the policy.
Oxford continues to increase its single premium credit business in force, thus increasing both the deferred costs on the balance sheet and the subsequent amortization. After Oxford purchased NAI in 1997, Oxford began dynamically amortizing the VOBA asset recognized at purchase. This asset relates to the future profits of the credit insurance policies in force at the time of purchase. The amortization of this asset led to higher 1998 amortization amounts. In 1999, Oxford did not have amortization charges related to NAFCIC that were present in 1998.

     Operating expenses were $15.3 million and $12.7 million for the nine months ended September 30, 1999 and 1998, respectively. Commissions have increased $1.5 million in 1999 in proportion to the increase in new premium. Operating expenses, still within budgeted expectations, have increased in 1999 due to the expansion of business volume.

     Operating profit before tax and intercompany eliminations was $10.3 million and $9.7 million for the nine months ended September 30, 1999 and 1998, respectively. The increase over the prior year reflects improved investment returns, a result of a higher asset base from new business and acquisitions, improving loss ratios on the Medicare supplement business and better than expected loss experience for the credit business.

Interest Expense
     Interest expense was $61.0 million for the nine months ended December 31, 1999, as compared to $55.0 million for the nine months ended December 31, 1998. The increase can be attributed to an increase in average debt outstanding and a modest increase in the average cost of debt.

Consolidated Group
     As a result of the foregoing, pretax earnings of $116.0 million were realized in the nine months ended December 31, 1999, as compared to $116.9 million for the same period in 1998. After providing for income taxes, net earnings for the nine months ended December 31, 1999 were $75.1 million, as compared to $75.9 million for the same period of the prior year.


QUARTERLY RESULTS
     The following table presents unaudited quarterly results for the eleven quarters in the period beginning April 1, 1997 and ending December 31, 1999. AMERCO believes that all necessary adjustments have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, its results. U-Haul moving and storage operations are seasonal and proportionally more of AMERCO's revenues and net earnings from its U-Haul moving and storage operations are generated in the first and second quarters of each fiscal year (April through September). The operating results for the periods presented are not necessarily indicative of results for any future period.

                                           Quarter Ended
                                ----------------------------------
                                   Jun 30      Sep 30      Dec 31
                                     1999        1999        1999
                                ----------------------------------
                                       (in thousands, except
                                     share and per share data)
Total revenues                 $   439,640     462,696     382,496
Net earnings (loss)                 42,307      42,127      (9,325)
Weighted average common
  shares outstanding
    Basic                       21,953,199  21,964,452  21,975,889
    Diluted                     22,953,199  22,131,119         -
Net earnings
  per common share (1) (6)
    Basic                             1.77        1.77       (0.57)
    Diluted                           1.70        1.76         -

                                                 Quarter Ended
                                ----------------------------------------------
                                   Jun 30      Sep 30      Dec 31      Mar 31
                                     1998        1998        1998        1999
                                ----------------------------------------------
                                (in thousands, except share and per share data)
Total revenues                 $   393,744     444,233     373,119     343,683
Net earnings (loss)                 31,230      42,171       2,478     (13,370)
Weighted average common
  shares outstanding            21,924,749  21,935,854  21,942,190  21,947,951
Net earnings (loss) per
  common share (both basic
  and diluted) (1) (6)                1.21        1.71       (0.07)      (0.78)

                                                 Quarter Ended
                                ----------------------------------------------
                                   Jun 30      Sep 30      Dec 31      Mar 31
                                     1997        1997        1997        1998
                                ----------------------------------------------
                                (in thousands, except share and per share data)
Total revenues                 $   371,180     416,374     323,598     314,104
Earnings (loss) from operations
  before extraordinary loss
  on early extinguishment
  of debt (2) (3) (4) (5)           29,198      39,032      (5,390)    (14,184)
Net earnings (loss) (2) (3)
  (4) (5)                           29,198      34,894     (15,236)    (13,872)
Weighted average common
  shares outstanding            21,879,156  21,890,072  21,901,521  21,913,654
Earnings (loss) from operations
  before extraordinary loss
  on early extinguishment
  of debt per common share
  (2) (3) (4) (5) (6)                 1.09        1.54       (0.49)      (0.85)
Net earnings (loss) per
  common share (both basic
  and diluted) (1) (2) (3)
  (4) (5) (6)                         1.09        1.35       (0.94)      (0.84)


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

QUARTER ENDED DECEMBER 31, 1999 VERSUS QUARTER ENDED DECEMBER 31, 1998

Moving and Storage Operations
     Revenues consist of rental revenues and net sales. Rental revenue was $264.8 million and $249.9 million in the quarters ended December 31, 1999 and 1998, respectively. This reflects a $14.9 million increase in revenues from the rental of moving related equipment due to improved truck utilization, higher average revenue per transaction and higher truck rental inventory.

     Net sales revenues were $38.5 million in the quarter ended December 31, 1999 as compared to net sales of $35.6 million in the quarter ended December 31, 1998. Revenue growth from the sale of propane and hitches led to the majority of the increase during the quarter.

     Cost of sales was $25.0 million in the quarter ended December 31, 1999, which represents an increase from $21.7 million for the same period of the prior year. Increased material costs and a higher sales volume contributed to the increase.

     Operating expenses before intercompany elimination increased to $244.6 million in the quarter ended December 31, 1999 from $219.9 million in the quarter ended December 31, 1998. The increase reflects higher personnel and rental equipment maintenance expenditures associated with an increase in truck rental transactions and inventory levels. Also contributing was an increase in advertising expense as providers shifted the publish dates of several directories to December 1999 to avoid possible Y2K problems.

     Lease expense was $34.1 million and $31.1 million for the quarters ended December 31, 1999 and 1998, respectively. The increase reflects additional leasing activity.

     Net depreciation expense for the quarter ended December 31, 1999 was $20.8 million, as compared to $18.7 million in the same period of the prior year. The increase reflects an increase in depreciation recognized on the rental truck fleet.

Real Estate Operations
     Rental revenue before intercompany eliminations was $18.4 million in the quarter ended December 31, 1999, compared to $18.9 million in the quarter ended December 31, 1998. Intercompany revenue was $17.8 million as compared to $18.3 million in the prior year's third quarter.

     Net investment and interest income was $0.9 million in the quarter ended December 31, 1999 as compared to $1.1 million in the quarter ended December 31, 1998.

     Operating expenses were $1.3 million in the quarter ended
December 31, 1999 versus $1.7 million in the quarter ended December 31, 1998. Reduced building maintenance expense accounted for the majority of the decline from the prior year.

     Lease expense was $0.7 million during the quarter ended December 31, 1999 versus a negligible amount during quarter ended December 31, 1998. The increase reflects payments under a synthetic lease facility being utilized to develop storage properties.

     Net depreciation expense for the quarter ended December 31, 1999 was $2.1 million, as compared to $2.8 million in the same period of the prior year. The decrease reflects higher gains from the disposition of property.

Property and Casualty
     Republic's premiums were $35.7 million and $39.5 million for the quarters ended September 30, 1999 and 1998, respectively. The premium decrease in 1999 compared to 1998 resulted from the U-Haul Liability programs in the rental industry, which decreased to $11.7 million from $22.2 million, respectively. This decrease resulted from the restructuring of the U-Haul Business Auto General Liability policy.
The deductible was changed at April 1, 1999 from a flat deductible to a 95% deductible. This reduced premiums by $10.9 million for the quarter ended September 30, 1999 as compared to 1998. The result of this change will result in an overall savings of $0.6 million in premium taxes for 1999. Assumed treaty reinsurance increased to $14.1 million for the quarter ended September 30, 1999 as compared to $10.5 million for the quarter ended September 30, 1998. Direct multiple peril was $5.2 million and $5.4 million for the quarters ended
September 30, 1999 and 1998, respectively. General agency premiums totaled $3.4 million and $1.4 million for the quarters ended September 30, 1999 and 1998, respectively.

     Net investment income was $8.1 million and $9.0 million for the quarters ended September 30, 1999 and 1998, respectively. The decrease from 1998 to 1999 resulted from a decrease in invested assets and a lower yield.

     Benefits and losses incurred were $28.7 million and $30.2 million for the quarters ended September 30, 1999 and 1998, respectively. The decrease from 1998 to 1999 is due to a decrease in the U-Haul
Liability programs for unpaid unreported claims corresponding to the decrease in premiums mentioned above.

     DAC consists of commissions and other costs, which vary with and are primarily related to the production of new business. The prior year commissions, and other related expenses, are amortized over the following year. Amortization expenses was $3.3 million and $3.0 million for the quarters ended September 30, 1999 and 1998, respectively. The increase from 1998 to 1999 is mainly due to Republic's subsidiary company's DAC expenses, which increased to $1.1 million for the quarter ended September 30, 1999 from a negligible amount for the quarter ended September 30, 1998. Offsetting this increase were decreases in assumed treaty reinsurance of $0.5 million and in nonaffiliated agents of $0.1 million.

     Operating expenses were $7.8 million and $7.6 million for the quarters ended September 30, 1999 and 1998, respectively. Commissions increased slightly to $3.5 million for the quarter ended September 30, 1999 compared to $3.3 million for the quarter ended September 30, 1998. Lease expenses increased to $0.5 million for the quarter ended September 30, 1999 as compared to $0.4 million for the quarter ended September 30, 1998.
All other underwriting expenses were $3.8 million and $3.9 million for the quarters ended September 30, 1999 and 1998, respectively.

     Operating profit before tax and intercompany elimination was $4.1 million and $7.6 million for the quarters ended September 30, 1999 and 1998, respectively. This represents a decrease in 1999 of $3.5 million from 1998 and resulted mainly from decreased premium revenue and investment income, offset slightly by decreased underwriting expenses. Republic's operating profit will exceed fourth quarter expectations.

Life Insurance
     Net premiums were $24.3 million and $35.1 million for the quarters ended September 30, 1999 and 1998, respectively. Oxford realized a premium decrease in the areas of Medicare supplement business. In the third quarter of 1998, Oxford acquired a block of Medicare supplement policies through the reinsurance. Through the acquisition accounting for this transaction, Oxford recognized the transferred reserves as premium in the quarter; this accounts for $7.6 million of the variance. Production sales of Oxford's new single premium whole life policy increased by $0.6 million in the third quarter compared to 1998. These increases were offset by fewer reinsurance annuitizations in 1999 than in 1998, leading to $0.8 million less in annuity premium. Credit life and disability premiums decreased by $2.3 million for the quarter as a result of Oxford's sale of its NAFCIC subsidiary. In addition, there were $0.7 million in premium decreases for the third quarter resulting from the planned termination of NAI products not part of Oxford's strategic focus.

     Net investment income before intercompany eliminations was $5.7 million and $5.0 million for the quarters ended September 30, 1999 and 1998, respectively. This increase is due to a larger invested base.

     Benefits incurred were $14.3 million and $20.3 million for the quarters ended September 30, 1999 and 1998, respectively. The decrease relates to the Medicare supplement assumption mentioned above. These benefits accounted for $7.4 million of the decrease. Related to the decrease in annuitizations in 1999 from 1998, annuity benefits decreased $0.5 million. Benefits related to life insurance increased to $0.5 million from 1998 due to increased production in single premium whole life product. Other Medicare supplement benefits increased $0.5 million for the quarter. Credit insurance benefits increased by $0.9 million for the quarter.

     Amortization of DAC and VOBA was $6.1 million and $13.3 million for the quarters ended September 30, 1999 and 1998, respectively. Oxford defers commissions and other policy acquisition costs on single premium business. These costs are amortized as the premium is earned over the term of the policy. Oxford continues to increase its single premium credit business in force, thus increasing both the deferred costs on the balance sheet and the subsequent amortization. After Oxford purchased NAI in 1997, Oxford began dynamically amortizing the VOBA asset recognized at the time of purchase. The amortization curve decreases as the underlying profits are recognized. This asset relates to the future profits of the credit insurance policies in force at the time of purchase. In addition, the amortization charge decreased due to the sale of NAFCIC.

     Operating expenses were $5.8 million and $3.6 million for the quarters ended September 30, 1999 and 1998, respectively. Operating expenses for the quarter increased by $0.2 million stemming from the administration costs associated with new reinsurance contracts. Oxford's intercompany interest charges increased by $0.2 million for the outstanding surplus notes due AMERCO. Other increases resulted from new product development activities.

     Operating profit before tax and intercompany eliminations was $3.8 million and $3.0 million for the quarters ended September 30, 1999 and 1998, respectively. The increase stems from improved investment income performance for the quarter.

Interest Expense
     Interest expense was $21.2 million for the quarter ended December 31, 1999, as compared to $18.4 million for the quarter ended December 31, 1998. The increase can be attributed to a higher level of average debt outstanding.

Consolidated Group
     As a result of the foregoing, a pretax loss of $14.8 million was recognized during the quarter ended December 31, 1999, as compared to pretax earnings of $4.3 million for the same period in 1998. After providing for income taxes, the net loss for the quarter ended December 31, 1999 was $9.3 million, as compared to net earnings of $2.5 million for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Moving and Storage Operations
     To meet the needs of its customers, U-Haul must maintain a large inventory of fixed asset rental items. At December 31, 1999, net property, plant and equipment represented approximately 63.9% of total assets from non-insurance operations and approximately 43.1% of consolidated assets. In the nine months ended December 31, 1999, capital expenditures were $269.5 million, as compared to $235.0 million in the nine months ended December 31, 1998. These expenditures primarily reflect the expansion of the rental truck fleet. The capital required to fund these acquisitions was obtained through internally generated funds from operations and through lease financings.

     Cash flow from operations was $131.9 million in the nine months ended December 31, 1999, as compared to $65.8 million in the nine months ended December 31, 1998. The increase results from a combination of earnings growth, higher levels of depreciation and amortization and changes in other operating assets and liabilities.

     At December 31, 1999, total outstanding notes and loans payable was $1,101.8 million as compared to $1,114.7 million at March 31, 1999.

Real Estate Operations
     Cash provided by operating activities was $10.7 million for the nine months ended December 31, 1999. Cash used by operating activities was $7.4 million for the nine months ended December 31, 1998. The increase resulted from a combination of increased earnings and changes in other operating assets and liabilities.

Property and Casualty
     Cash flows used by operating activities were $9.2 million and $29.6 million for the nine months ended September 30, 1999 and 1998, respectively. The 1999 to 1998 change resulted from decreased paid losses recoverable, decreased accounts receivable and a smaller increase in funds withheld. Offsetting this increase in cash was a decrease in unearned premium reserves.

     Republic's cash and cash equivalents and short-term investment portfolio were $1.4 million and $9.3 million at September 30, 1999 and 1998, respectively. The decrease from 1998 to 1999 resulted from the timing difference of maturities/calls being reinvested. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs. Capital and operating budgets allow Republic to schedule cash needs in accordance with investment and underwriting proceeds.

     Republic maintains a diversified securities investment portfolio, primarily in bonds, at varying maturity levels with 94.1% of the fixed-income securities consisting of investment grade securities. The maturity distribution is designed to provide sufficient liquidity to meet future cash needs. Current liquidity remains strong with current invested assets equal to 108.4% of total liabilities.

     The liability for reported and unreported losses are based upon company historical and industry averages. Unpaid loss adjustment expenses are based on historical ratios of loss adjustment expenses paid to losses paid. Unpaid loss and loss expenses are not discounted.

     Stockholder's equity was $216.1 million and $207.1 million at September 30, 1999 and 1998, respectively. Republic considers current stockholder's equity to be adequate to support future growth and absorb unforeseen risk events. Republic does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions.

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

     Cash flows provided by operating activities were $5.6 million and $11.3 million for the nine months ended September 30, 1999 and 1998, respectively. Cash flows provided/(used) by financing activities were approximately $(0.1) million and $10.1 million for the nine months ended September 30, 1999 and 1998, respectively. Cash flows from deferred annuity sales increase investment contract deposits, which are a component of financing activities, as well as the purchase of fixed maturities, which are a component of investing activities. The decrease in cash flows provided by financing activities for the first nine months of 1999 compared to the first nine months of 1998 is due to lower ratio of annuity deposits to withdrawals.

     In addition to cash flows from operating and financing activities, a substantial amount of liquid funds is available through Oxford's short-term portfolio. At September 30, 1999 and 1998, short-term investments were $52.1 million and $32.3 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

     Stockholder's equity of Oxford decreased to $87.3 million in 1999 from $96.2 million in 1998. The decrease is a result of the unrealized losses on the available for sale investment portfolio.
Oxford did not pay dividends in 1999 or 1998.

     Applicable laws and regulations of the State of Arizona require AMERCO's insurance subsidiaries to maintain minimum capital and surplus determined in accordance with statutory accounting practices. With respect to Oxford, the amount is $450,000. In addition, the amount of dividends that can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. Statutory surplus which can be distributed as dividends without regulatory approval is $0.7 million at September 30, 1999. These restrictions are not expected to have a material adverse effect on the ability of AMERCO to meet its cash obligations.

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

Credit Agreements
     AMERCO's operations are funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes and revolving lines of credit with domestic and foreign banks. Principally to finance its fleet of trucks and trailers, AMERCO routinely enters into sale and leaseback transactions. As of December 31, 1999, AMERCO had $1,101.8 million in total notes and loans payable outstanding and unutilized lines of credit of approximately $61.0 million.

     Certain of AMERCO's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, maintaining certain financial ratios and placing certain additional liens on its properties and assets. At December 31, 1999, AMERCO was in compliance with these covenants.

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

     Reference is made to Note 5 of Notes to Consolidated Financial Statements in AMERCO's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 for additional information about the credit agreements.

Year 2000 Disclosure
     In preparation for any potential Year 2000 processing problems, AMERCO worked since 1997 to identify any changes necessary to its existing computerized business systems to make these systems compliant for Year 2000 processing. AMERCO has spent approximately $2.8 million to date in its Year 2000 compliance efforts. Since January 1, 2000, AMERCO has been assessing its information technology systems and has found no major Year 2000 processing problems.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosure About Market Risk, in AMERCO's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

                      PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     On June 24, 1997, five (5) current and/or former Moving Center
General Managers (GMs) and one (1) Area Field Manager (AFM) filed suit in Marin County Superior Court, Case No. BC 203532, entitled
Sarah Saunders, et al. vs. U-Haul Company of California, Inc., claiming that
----------------------     ----------------------------------
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

     These cases were consolidated by the Court in Los Angeles on October 15, 1998. On June 10, 1999, Plaintiff's motion to certify the
AFMs as a class was denied and the motion to certify the GMs as a class was granted. Notice of class certification was mailed on or about August 24, 1999. The class opt-out period ended on October 11, 1999. Trial is set for July, 2000. Management does not expect the Plaintiffs' damage claims to result in a material loss to AMERCO.

     Reference is made to Part I, Item 1, Business, in AMERCO's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 for a discussion of certain environmental proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

 a. Exhibits

     Exhibit No.              Description
     -----------              -----------

          3.1     Restated Articles of Incorporation (1)
          3.2     Restated By-Laws of AMERCO as of August 27, 1997 (2)
          4.1     Senior Indenture dated April 1, 1999 (3)
          4.2     Senior Supplemental Indenture dated February 4, 2000 (4)
         27       Financial Data Schedule

 b. Reports on Form 8-K.

          A report on Form 8-K was filed on February 4, 2000 in connection with AMERCO's issuance of $200,000,000 of 8.80% Notes due 2005.

_____________________________________

(1) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, file no. 1-11255.

(2) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, file no. 1-11255.

(3) Incorporated by reference to AMERCO's Current Report on Form 8-K dated April 5, 1999, file no. 1-11255.

(4) Incorporated by reference to AMERCO's Current Report on Form 8-K dated February 4, 2000, file no. 1-11255.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  AMERCO
                                  ____________________________________
                                           (Registrant)


Dated: February 10, 2000          By: /S/ GARY B. HORTON
                                  ____________________________________
                                       Gary B. Horton, Treasurer
                                     (Principal Financial Officer)