Form 10-Q
period 2000-12-31
AMERCO /NV/
filed 2001-02-14
CIK 4457

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the quarterly period ended December 31, 2000

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

21,973,537 shares of AMERCO Common Stock, $0.25 par value were outstanding at February 12, 2001.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at February 12, 2001. U-Haul International, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         a)  Condensed Consolidated Balance Sheets as of
             December 31, 2000 (unaudited) and March 31, 2000...............   4

         b)  Condensed Consolidated Statements of Earnings for the
             Nine months ended December 31, 2000 and 1999 (unaudited).......   6

         c)  Condensed Consolidated Statements of Comprehensive Income for
             the Nine months ended December 31, 2000 and 1999 (unaudited)...   7

         d)  Condensed Consolidated Statements of Earnings for the
             Quarters ended December 31, 2000 and 1999 (unaudited)..........   8

         e)  Condensed Consolidated Statements of Cash Flows for the
             Nine months ended December 31, 2000 and 1999 (unaudited).......   9

         f)  Notes to Condensed Consolidated Financial Statements -
             December 31, 2000 (unaudited), March 31, 2000 and
             December 31, 1999 (unaudited)..................................  10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........  28

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  29

Item 6.  Exhibits and Reports on Form 8-K...................................  30

                                  THIS PAGE LEFT
                               INTENTIONALLY BLANK

                         PART I.  FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS


                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                      Condensed Consolidated Balance Sheets


                                                        December 31,  March 31,
Assets                                                      2000         2000
                                                        -----------------------
                                                         (Unaudited)
                                                            (in thousands)


Cash and cash equivalents                             $    25,047       48,435
Notes and mortgage, net                                    75,986       49,866
Inventories, net                                           81,393       84,614
Investments, fixed maturities                             878,037      884,824
Investments, other                                        550,190      320,695
Other assets                                              343,019      354,129
                                                        ----------------------

Property, plant and equipment, at cost:
  Buildings and improvements                              821,448      853,403
  Rental trucks                                         1,005,134    1,035,585
  Other property, plant, and equipment                    650,241      672,122
                                                        ----------------------
                                                        2,476,823    2,561,110
  Less accumulated depreciation                         1,159,212    1,178,448
                                                        ----------------------

       Total property, plant and equipment              1,317,611    1,382,662
                                                        ----------------------









Total Assets                                          $ 3,271,283    3,125,225
                                                        ======================


The accompanying notes are an integral part of these consolidated financial statements.

                                                        December 31,  March 31,
Liabilities and Stockholders' Equity                        2000         2000
                                                        -----------------------
                                                         (Unaudited)
                                                            (in thousands)

Liabilities:
  Notes and loans payable                             $ 1,182,073    1,137,840
  Policy benefits and losses, claims and
    loss expenses payable                                 547,124      548,043
  Liabilities from premium deposits                       469,393      461,673
  Deferred income taxes                                   161,298      109,413
  Other liabilities                                       248,910      282,962
                                                        ----------------------
         Total liabilities                              2,608,798    2,539,931

Stockholders' equity:
  Serial preferred stock -
    Series A preferred stock                                  -            -
    Series B preferred stock                                  -            -
  Serial common stock -
    Series A common stock                                   1,441        1,441
  Common stock                                              9,122        9,122
  Additional paid-in capital                              311,804      275,242
  Accumulated other comprehensive income                  (44,828)     (42,317)
  Retained earnings                                       805,065      755,172
  Cost of common shares in treasury, net                 (404,946)    (397,000)
  Unearned ESOP shares                                    (15,173)     (16,366)
                                                        ----------------------
         Total stockholders' equity                       662,485      585,294

Contingent liabilities and commitments
                                                        ----------------------

Total Liabilities and Stockholders' Equity            $ 3,271,283    3,125,225
                                                        ======================


The accompanying notes are an integral part of these consolidated financial statements.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings

                         Nine months ended December 31,
                                   (Unaudited)

                                                            2000         1999
                                                      -------------------------
                                                        (in thousands, except
                                                      share and per share data)

Revenues
  Rental revenue                                     $    951,058      907,802
  Net sales                                               155,078      148,669
  Premiums                                                210,102      167,020
  Net investment and interest income                       72,082       61,545
                                                       -----------------------
      Total revenues                                    1,388,320    1,285,036

Costs and expenses
  Operating expenses                                      744,009      705,289
  Cost of sales                                            87,600       87,737
  Benefits and losses                                     170,678      126,944
  Amortization of deferred policy acquisition costs        25,129       27,500
  Lease expense                                           132,395       98,999
  Depreciation, net                                        67,767       61,553
                                                       -----------------------
      Total costs and expenses                          1,227,578    1,108,022

Earnings from operations                                  160,742      177,014

  Interest expense                                         65,234       61,038
                                                       -----------------------

Pretax earnings                                            95,508      115,976

Income tax expense                                        (33,772)     (40,867)
                                                       -----------------------

Earnings from operations before extraordinary
  loss on early extinguishment of debt                     61,736       75,109
Extraordinary loss on early extinguishment
  of debt, net of tax of $1,160                            (2,121)         -
                                                       -----------------------
      Net earnings                                   $     59,615       75,109
                                                       =======================

Basic earnings per common share:
  Earnings from operations before extraordinary
    loss on early extinguishment of debt                     2.42         2.95
  Extraordinary loss on early extinguishment
    of debt, net                                            (0.10)         -
                                                       -----------------------
      Net earnings                                   $       2.32         2.95
                                                       =======================

Diluted earnings per common share:
  Earnings from operations before extraordinary
    loss on early extinguishment of debt                     2.42         2.93
  Extraordinary loss on early extinguishment
    of debt, net                                            (0.10)         -
                                                       -----------------------
      Net earnings                                   $       2.32         2.93
                                                       =======================

Weighted average common shares outstanding:
  Basic                                                21,539,821   21,964,513
                                                       =======================
  Diluted                                              21,539,821   22,353,402
                                                       =======================


The accompanying notes are an integral part of these consolidated financial statements.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

            Condensed Consolidated Statements of Comprehensive Income

                         Nine months ended December 31,
                                   (Unaudited)

                                                            2000         1999
                                                           -------------------
                                                              (in thousands)
Comprehensive income:
  Net earnings                                           $ 59,615       75,109
    Changes in other comprehensive income:
     Foreign currency translation                          (4,683)       4,100
     Fair market value of cash flow hedge                    (861)       2,130
     Unrealized gain (loss) on investments                  3,033      (14,855)
                                                           -------------------

     Total comprehensive income                          $ 57,104       66,484
                                                           ===================


The accompanying notes are an integral part of these consolidated financial statements.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings

                           Quarters ended December 31,
                                   (Unaudited)

                                                            2000         1999
                                                      -------------------------
                                                        (in thousands, except
                                                      share and per share data)

Revenues
  Rental revenue                                     $    270,775      264,772
  Net sales                                                41,117       38,548
  Premiums                                                 88,607       59,217
  Net investment and interest income                       25,478       20,060
                                                       -----------------------
       Total revenues                                     425,977      382,597

Costs and expenses
  Operating expense                                       257,181      237,911
  Cost of sales                                            21,626       25,003
  Benefits and losses                                      74,863       42,929
  Amortization of deferred policy acquisition costs         8,560       12,519
  Lease expense                                            45,859       34,787
  Depreciation, net                                        23,282       23,002
                                                       -----------------------
Total costs and expenses                                  431,371      376,151

Earnings (loss) from operations                            (5,394)       6,446

  Interest expense                                         21,182       21,223
                                                       -----------------------

Pretax loss                                               (26,576)     (14,777)

Income tax benefit                                          9,467        5,452
                                                       -----------------------

Loss from operations before extraordinary
  loss on early extinguishment of debt                    (17,109)      (9,325)
Extraordinary loss on early extinguishment
  of debt, net of tax of $1,160                            (2,121)         -
                                                       -----------------------
       Net loss                                      $    (19,230)      (9,325)
                                                       =======================

Basic and diluted loss per common share:
  Loss from operations before extraordinary
    loss on early extinguishment of debt             $      (0.95)       (0.57)
  Extraordinary loss on early extinguishment
    of debt, net                                            (0.10)         -
                                                       -----------------------
      Net loss                                       $      (1.05)       (0.57)
                                                       =======================

Basic and diluted average common shares outstanding:   21,406,688   21,975,889
                                                       =======================


The accompanying notes are an integral part of these consolidated financial statements.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                         Nine months ended December 31,
                                   (Unaudited)

                                                            2000         1999
                                                          --------------------
                                                             (in thousands)

Net cash provided by operating activities                  98,868      131,304
                                                          --------------------

Cash flows from investing activities:
  Purchases of investments:
    Property, plant and equipment                        (280,024)    (269,530)
    Fixed maturities                                      (84,808)    (114,778)
    Mortgage loans                                        (21,654)     (11,955)
  Proceeds from sale of investments:
    Property, plant and equipment                         241,925      167,305
    Fixed maturities                                       89,583       87,604
    Mortgage loans                                         19,187        8,382
  Changes in other investments                           (120,313)      21,351
                                                          --------------------

Net cash used by investing activities                    (156,104)    (111,621)
                                                          --------------------

Cash flows from financing activities:
  Net change in short-term borrowings                     169,281       17,160
  Proceeds from notes                                         -        150,000
  Principal payments on notes                            (125,048)    (180,084)
  Repurchase of preferred stock                               -        (25,000)
  Preferred stock dividends paid                           (9,722)     (10,400)
  Investment contract deposits                             62,947       45,435
  Investment contract withdrawals                         (55,763)     (45,518)
  Changes in other financing activities                    (7,847)       1,395
                                                          --------------------

Net cash provided (used) by financing activities           33,848      (47,012)
                                                          --------------------

Increase (decrease) in cash and cash equivalents          (23,388)     (27,329)

Cash and cash equivalents at beginning of period           48,435       44,505
                                                          --------------------

Cash and cash equivalents at end of period              $  25,047       17,176
                                                          ====================


The accompanying notes are an integral part of these consolidated financial statements.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

             December 31, 2000, March 31, 2000 and December 31, 1999
                                   (Unaudited)


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

     The condensed consolidated balance sheet as of December 31, 2000 and the related condensed consolidated statements of earnings for the three and nine months ended December 31, 2000 and 1999 and the condensed consolidated statements of comprehensive income and the condensed consolidated statements of cash flows for the nine months ended December 31, 2000 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such condensed financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The operating results and financial position of AMERCO's consolidated insurance operations are determined on a one quarter lag. There were no effects related to intervening events which would materially affect the consolidated financial position or results of operations for the financial statements presented herein.

     Certain reclassifications have been made to the financial statements for the three and nine months ended December 31, 1999 to conform with the current year's presentation.

NEW ACCOUNTING STANDARDS
     During the quarter ended September 30, 2000, AMERCO adopted Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements filed with the Securities and Exchange Commission. The adoption of SAB 101 was not material to AMERCO's condensed consolidated financial statements.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)


2.  INVESTMENTS

     A comparison of amortized cost to market for fixed maturities is as follows:

   September 30, 2000
   ------------------     Par Value               Gross       Gross    Estimated
     Consolidated         or number  Amortized  unrealized  unrealized   market
     Held-to-Maturity     of shares     cost      gains       losses      value
                          ------------------------------------------------------
                                               (in thousands)

     U.S. treasury
       securities
       and government
       obligations        $  15,158  $  14,503        141        (244)   14,400
     U.S. government
       agency mortgage-
       backed securities  $  15,453     15,378         43        (290)   15,131
     Corporate
       securities         $  59,022     59,690        774      (3,769)   56,695
     Mortgage-backed
       securities         $  32,239     31,749        305        (365)   31,689
     Redeemable preferred
       stocks                 4,561    115,174        -           -     115,174
                                       ----------------------------------------

                                       236,494      1,263      (4,668)  233,089
                                       ----------------------------------------

   September 30, 2000
   ------------------     Par Value               Gross       Gross    Estimated
     Consolidated         or number  Amortized  unrealized  unrealized   market
     Available-for-Sale   of shares     cost      gains       losses      value
                          ------------------------------------------------------
                                               (in thousands)

     U.S. treasury
       securities
       and government
       obligations        $  41,870  $  42,450        988        (982)   42,456
     U.S. government
       agency mortgage-
       backed securities  $  34,802     34,550        293        (341)   34,502
     Obligations of
       states and
       political
       subdivisions       $  16,355     16,548        527        (125)   16,950
     Corporate
       securities         $ 504,676    503,057      4,018     (24,405)  482,670
     Mortgage-backed
       securities         $  35,122     34,885        640        (441)   35,084
     Redeemable preferred
       stocks                 1,311     32,675         61      (2,855)   29,881
                                       ----------------------------------------

                                       664,165      6,527     (29,149)  641,543
                                       ----------------------------------------

            Total                    $ 900,659      7,790     (33,817)  874,632
                                       ========================================

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)


3.  SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE SUBSIDIARIES

     A summarized condensed consolidated balance sheet for RepWest is presented below:

                                                         September 30,
                                                     -------------------
                                                       2000        1999
                                                     -------------------
                                                        (in thousands)

    Investments, fixed maturities                  $ 407,265     413,845
    Receivables                                      147,143     115,407
    Deferred policy acquisition costs                 21,844      12,720
    Deferred federal income taxes                     10,790      12,538
    Other assets                                      78,506      64,561
                                                     -------------------

         Total assets                              $ 665,548     619,071
                                                     ===================

    Policy liabilities and accruals                $ 309,887     324,214
    Unearned premiums                                 81,679      48,885
    Other policyholders' funds and liabilities        61,908      29,872
                                                     -------------------
      Total liabilities                              453,474     402,971

    Stockholder's equity                             212,074     216,100
                                                     -------------------

      Total liabilities and stockholder's equity   $ 665,548     619,071
                                                     ===================


     A summarized condensed consolidated income statement for RepWest is presented below:

                                         Quarter ended        Nine months ended
                                         September 30,          September 30,
                                       ----------------------------------------
                                        2000      1999         2000      1999
                                       ----------------------------------------
                                                    (in thousands)

    Premiums                         $ 63,386    35,721      135,718   100,289
    Net investment income               7,966     8,141       23,718    24,830
                                       ----------------      -----------------
      Total revenue                    71,352    43,862      159,436   125,119

    Benefits and losses                56,331    28,674      116,432    82,387
    Amortization of deferred
      policy acquisition costs          3,776     3,312       10,147    10,304
    Operating expenses                 18,049     7,775       37,766    23,351
                                       ----------------      -----------------
      Total expenses                   78,156    39,761      164,345   116,042

    Income (loss) from operations      (6,804)    4,101       (4,909)    9,077

    Income tax benefit (expense)        2,379    (1,217)       1,789    (2,783)
                                       ----------------      -----------------

    Net income (loss)                $ (4,425)    2,884       (3,120)    6,294
                                       ================      =================

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)


3. SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE SUBSIDIARIES, continued

     A summarized condensed consolidated balance sheet for Oxford is presented below:

                                                         September 30,
                                                     -------------------
                                                       2000        1999
                                                     -------------------
                                                        (in thousands)

    Investments, fixed maturities                  $ 470,772     491,279
    Investments, other                               167,208     129,900
    Deferred policy acquisition costs                 77,867      70,270
    Other assets                                      15,780      36,284
                                                     -------------------

        Total assets                               $ 731,627     727,733
                                                     ===================

    Policy liabilities and accruals                $ 152,358     141,995
    Premium deposits                                 469,393     457,677
    Other policyholders' funds and liabilities        19,958      40,741
                                                     -------------------
      Total liabilities                              641,709     640,413

    Stockholder's equity                              89,918      87,320
                                                     -------------------

      Total liabilities and stockholder's equity   $ 731,627     727,733
                                                     ===================


     A summarized condensed consolidated income statement for Oxford is presented below:

                                         Quarter ended        Nine months ended
                                         September 30,          September 30,
                                       ----------------------------------------
                                        2000      1999         2000      1999
                                       ----------------------------------------
                                                    (in thousands)

    Premiums                         $ 26,750    24,334       78,274    71,541
    Net investment income               5,807     5,774       18,170    16,015
                                       ----------------       ----------------
      Total revenue                    32,557    30,108       96,444    87,556

    Benefits and losses                18,532    14,255       54,246    44,557
    Amortization of deferred
      policy acquisition costs          4,784     6,147       14,982    17,196
    Operating expenses                  6,626     5,910       19,857    15,541
                                       ----------------       ----------------
      Total expenses                   29,942    26,312       89,085    77,294

    Income from operations              2,615     3,796        7,359    10,262

    Income tax expense                   (753)   (1,180)      (1,878)   (3,352)
                                       ----------------       ----------------

    Net income                       $  1,862     2,616        5,481     6,910
                                       ================       ================

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)


4.  CONTINGENT LIABILITIES AND COMMITMENTS

     During the nine months ended December 31, 2000, a subsidiary of U-Haul entered into 33 transactions whereby the subsidiary sold rental trucks, trailers and support rental items which were subsequently leased back. AMERCO has guaranteed $60,725,000 of residual values at December 31, 2000 for these assets at the end of the respective lease terms. U-Haul also entered into one transaction where it leased computer equipment and one transaction where it leased general rental items. Following are the lease commitments for the leases executed during the nine months ended December 31, 2000, and subsequently which have a term of more than one year (in thousands):

                                              Net activity
             Year ended           Lease       subsequent to
              March 31,        Commitments      period end      Total
             --------------------------------------------------------

             2001              $  27,325            -          27,325
             2002                 40,044            -          40,044
             2003                 39,993            -          39,993
             2004                 39,643            -          39,643
             2005                 39,626            -          39,626
             Thereafter           84,448            -          84,448
                                 ------------------------------------
                               $ 271,079            -         271,079
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


5.  SUPPLEMENTAL CASH FLOWS INFORMATION

     The (increase) decrease in receivables, inventories, investments, other and accounts payable and accrued liabilities net of other operating and investing activities follows:

                                                        Nine months ended
                                                           December 31,
                                                        2000         1999
                                                       -------------------
                                                          (in thousands)

        Receivables                                 $   9,560       (3,394)
                                                       ===================

        Investments, other (refer to Note 7)        $ (98,351)         -
                                                       ===================

        Inventories                                 $   3,221         (422)
                                                       ===================

        Accounts payable and accrued expenses       $ (42,701)     (24,365)
                                                       ===================

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)


6.  EARNINGS PER SHARE

     The following table reflects the calculation of the earnings per share:

                                                   Weighted Average
                                                    Common Shares
                                       Income        Outstanding      Per Share
                                     (Numerator)    (Denominator)       Amount
                                     -----------   ----------------   ---------
                                            (in thousands, except share
                                                and per share data)
Quarter ended December 31, 2000:
  Loss from operations before
    extraordinary loss on early
    extinguishment of debt           $ (17,109)
  Less preferred stock dividends         3,241
                                        ------
  Loss from operations before
    extraordinary loss on early
    extinguishment of debt available
    to common stockholders             (20,350)       21,406,688       $  (0.95)
  Extraordinary loss on early
    extinguishment of debt, net         (2,121)                           (0.10)
                                        ------                             ----
  Basic and diluted loss
    per common share                   (22,471)       21,406,688       $  (1.05)
                                        ======        ==========           ====

Quarter ended December 31, 1999:
  Loss from operations               $  (9,325)
  Less preferred stock dividends         3,241
                                        ------
  Basic and diluted loss
    per common share                   (12,566)       21,975,889       $  (0.57)
                                        ======        ==========           ====

Nine months ended December 31, 2000:
  Earnings from operations before
    extraordinary loss on early
    extinguishment of debt           $  61,736
  Less preferred stock dividends         9,722
                                        ------
  Earnings from operations before
    extraordinary loss on early
    extinguishment of debt available
    to common stockholders              52,014        21,539,821       $   2.42
  Extraordinary loss on early
    extinguishment of debt, net         (2,121)                           (0.10)
                                        ------                             ----
  Basic and diluted earnings
    per common share                    49,893        21,539,821       $   2.32
                                        ======        ==========           ====

Nine months ended December 31, 1999:
  Earnings from operations           $  75,109
  Less preferred stock dividends        10,259
                                        ------
  Basic earnings per common share       64,850        21,964,513       $   2.95
  Effect of dilutive securities
    Series B preferred shares              537           388,889
                                        ------        ----------
  Diluted earnings per common share     65,387        22,353,402       $   2.93
                                        ======        ==========           ====

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)


7.  RELATED PARTIES

     During the nine months ended December 31, 2000, subsidiaries of AMERCO held various senior and junior notes with SAC Holding Corporation and its subsidiaries (SAC Holdings). The voting common stock of SAC Holdings is held by Mark V. Shoen, a major stockholder of AMERCO. AMERCO's subsidiaries received interest payments of $26,318,000 and principal payments of $795,000 from SAC Holdings during the nine months ended December 31, 2000. The terms of the notes with SAC Holdings are consistent with the terms of notes held by U-Haul for other properties owned by unrelated parties and managed by U-Haul. These amounts are reflected in Investments, other of the condensed consolidated balance sheet. During the nine months ended December 31, 2000, a subsidiary of AMERCO funded through a note the purchase of properties and construction costs for SAC Holdings of approximately $182,576,000. This amount is reflected in Investments, other of the condensed consolidated balance sheet.

     U-Haul currently manages the properties owned by SAC Holdings pursuant to a management agreement, under which U-Haul receives a management fee equal to 6% of the gross receipts from the properties. Management fees of $4,523,000 and $3,348,000 were received during the nine months ended December 31, 2000 and 1999, respectively. The management fee percentage is consistent with the fees received by U-Haul for other properties owned by unrelated parties and managed by U-Haul.

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

 Nine months ended
 December 31, 2000
 -----------------
 Revenues:
  Outside       $1,126,987    9,343  156,609    95,381        -       1,388,320
  Intersegment         -     52,599    2,827     1,063    (56,489)          -
                 --------------------------------------------------------------
  Total
   revenues     $1,126,987   61,942  159,436    96,444    (56,489)    1,388,320
 Depreciation/
  amortization  $   77,721    8,144   10,208    15,449        -         111,522
 Interest
  expense       $   65,234   32,870      -         -      (32,870)       65,234
 Pretax
  earnings
  (loss)        $   80,818   12,240   (4,909)    7,359        -          95,508
 Income tax     $  (29,399)  (4,284)   1,789    (1,878)       -         (33,772)
 Extraordinary
  loss on early
  extinguishment
  of debt, net  $   (2,121)     -        -         -          -          (2,121)
 Identifiable
  assets        $1,451,659  761,149  665,548   731,627   (338,700)    3,271,283


 Nine months ended
 December 31, 1999
 -----------------
 Revenues:
  Outside       $1,069,592    7,579  121,254    86,611        -       1,285,036
  Intersegment         -     53,075    3,865       945    (57,885)          -
                 --------------------------------------------------------------
  Total
   revenues     $1,069,592   60,654  125,119    87,556    (57,885)    1,285,036
 Depreciation/
  amortization  $   62,278    7,664   10,529    17,486        -          97,957
 Interest
  expense       $   61,038   30,926      -         -      (30,926)       61,038
 Pretax
  earnings      $   78,245   18,392    9,077    10,262        -         115,976
 Income tax     $  (28,294)  (6,438)  (2,783)   (3,352)       -         (40,867)
 Identifiable
  assets        $1,385,918  705,396  619,071   727,733   (340,074)    3,098,044

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

 Quarter ended
 December 31, 2000
 -----------------
 Revenues:
  Outside       $  320,572    3,025   70,191    32,189        -         425,977
  Intersegment         -     17,754    1,161       368    (19,283)          -
                 --------------------------------------------------------------
  Total
   revenues     $  320,572   20,779   71,352    32,557    (19,283)      425,977
 Depreciation/
  amortization  $   29,034    2,760    3,453     4,824        -          40,071
 Interest
  expense       $   21,182   10,626      -         -      (10,626)       21,182
 Pretax
  earnings
  (loss)        $  (26,527)   4,140   (6,804)    2,615        -         (26,576)
 Income tax     $    9,290   (1,449)   2,379      (753)       -           9,467
 Extraordinary
  loss on early
  extinguishment
  of debt, net  $   (2,121)     -        -         -          -          (2,121)
 Identifiable
  assets        $1,451,659  761,149  665,548   731,627   (338,700)    3,271,283


 Quarter ended
 December 31, 1999
 -----------------
 Revenues:
  Outside       $  307,882    1,583   43,347    29,785        -         382,597
  Intersegment         -     17,777      515       323    (18,615)          -
                 --------------------------------------------------------------
  Total
   revenues     $  307,882   19,360   43,862    30,108    (18,615)      382,597
 Depreciation/
  amortization  $   21,862    2,623    3,544     6,129        -          34,158
 Interest
  expense       $   21,223   10,653      -         -      (10,653)       21,223
 Pretax
  earnings      $  (27,150)   4,476    4,101     3,796        -         (14,777)
 Income tax     $    9,416   (1,567)  (1,217)   (1,180)       -           5,452
 Identifiable
  assets        $1,385,918  705,396  619,071   727,733   (340,074)    3,098,044

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)


8. INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, continued

     Geographic Segment Data - AMERCO has two geographic segments represented by the United States and Canada.

     Information concerning operations by geographic segment follows:

                     United                         United
                     States   Canada Consolidated   States   Canada Consolidated
                   ------------------------------ ------------------------------
                          Nine months ended               Quarter ended
                   ------------------------------ ------------------------------
                                   (in thousands of U.S. dollars)
 December 31, 2000
 -----------------
 Total revenues   $1,357,483  30,837   1,388,320    418,421   7,556     425,977
 Depreciation/
  amortization    $  108,244   3,278     111,522     38,963   1,108      40,071
 Interest expense $   65,221      13      65,234     21,176       6      21,182
 Pretax earnings
  (loss)          $   91,281   4,227      95,508    (25,588)   (988)    (26,576)
 Income tax       $  (33,766)     (6)    (33,772)     9,467     -         9,467
 Extraordinary
  loss, net       $   (2,121)    -        (2,121)    (2,121)    -        (2,121)
 Identifiable
  assets          $3,220,700  50,583   3,271,283  3,220,700  50,583   3,271,283

 December 31, 1999
 -----------------
 Total revenues   $1,256,823  28,213   1,285,036    375,238   7,359     382,597
 Depreciation/
  amortization    $   95,261   2,696      97,957     33,162     996      34,158
 Interest expense $   61,022      16      61,038     21,218       5      21,223
 Pretax earnings
  (loss)          $  113,047   2,929     115,976    (13,930)   (847)    (14,777)
 Income tax       $  (40,867)    -       (40,867)     5,452     -         5,452
 Identifiable
  assets          $3,051,332  46,712   3,098,044  3,051,332  46,712   3,098,044


9. SUBSEQUENT EVENTS

     On February 6, 2001, AMERCO declared a cash dividend of $3,241,000 ($0.53125 per preferred share) to preferred stockholders of record as of February 16, 2001.

     On November 13, 2000, Oxford completed the acquisition of Christian Fidelity Life Insurance Company (CFLIC) for $37.6 million in cash. CFLIC is a Texas-based insurance company specializing in providing Medicare supplement insurance. The acquisition will be accounted for under the purchase method of accounting whereby the purchase price will be allocated to the underlying assets and liabilities based on their estimated fair values. The source of funds for the acquisition was from Oxford's available cash and short-term funds.

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements. Additional written or oral forward-looking statements may be made by AMERCO from time to time in filings with the Securities and Exchange Commission or otherwise. Management believes such forward-looking statements are within the meaning of the safe-harbor provisions. Such statements may include, but not be limited to, projections of revenues, income or loss, estimates of capital expenditures, litigation results, plans for future operations, products or services and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe", "expect", "anticipate", "estimate", "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.
Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The following disclosures, as well as other statements in this report and in the Notes to AMERCO's Consolidated Financial Statements, describe factors, among others, that could contribute to or cause such differences, or that could affect AMERCO's stock price.

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


RESULTS OF OPERATIONS

NINE MONTHS ENDED DECEMBER 31, 2000 VERSUS NINE MONTHS ENDED DECEMBER 31, 1999

Moving and Storage Operations
     Revenues consist of rental revenues, net sales and investment and interest income. Total rental revenue was $951.1 million and $907.8 million for the nine months ended December 31, 2000 and 1999, respectively. Net revenues from the rental of moving related equipment increased by $35.8 million. This increase is primarily attributable to higher truck and trailer rental revenues. Storage revenues increased $8.2 million due to increases in rates and in the number of storage rooms rented.

     Net sales revenues were $155.1 million and $148.7 million for the nine months ended December 31, 2000 and 1999, respectively. Revenue growth resulted from the sale of moving support items (i.e. boxes, etc.), which led to the majority of the increase, and from an increase in the sale of hitches.

     Net investment and interest income was $22.4 million and $15.0 million for the nine months ended December 31, 2000 and 1999, respectively. The increase is due to increased investments.

     Cost of sales was $87.6 million and $87.7 million for the nine months ended December 31, 2000 and 1999, respectively.

     Operating expenses before intercompany eliminations were $742.8 million and $721.0 million for the nine months ended December 31, 2000 and 1999, respectively. Increased expenditure levels for personnel and rental equipment maintenance, due to an increase in truck rental transactions and in fleet size, were primarily responsible.

     Net depreciation expense was $59.8 million and $54.8 million for the nine months ended December 31, 2000 and 1999, respectively. The increase reflects depreciation on the rental truck fleet.

     Operating profit before tax and intercompany elimination was $103.5 million and $98.2 million for the nine months ended December 31, 2000 and 1999, respectively.

Real Estate Operations
     Rental revenue before intercompany eliminations was $54.1 million and $55.0 million for the nine months ended December 31, 2000 and 1999, respectively. Intercompany revenue was $52.6 million and $53.1 million for the nine months ended December 31, 2000 and 1999, respectively.

     Net investment and interest income was $7.8 million and $5.7 million for the nine months ended December 31, 2000 and 1999, respectively. This increase correlates to an increase in investments in notes and mortgages.

     Net depreciation expense was $8.0 million and $6.8 million for the nine months ended December 31, 2000 and 1999, respectively. The increase is due to the build out of storage facilities.

     Operating profit before tax and intercompany elimination was $12.2 million and $18.4 million for the nine months ended December 31, 2000 and 1999, respectively. The decrease reflects increases in lease expenses.

Property and Casualty
     RepWest's premiums were $135.7 million and $100.3 million for the nine months ended September 30, 2000 and 1999, respectively. General agency premiums were $37.5 million and $11.6 million for the nine months ended September 30, 2000 and 1999, respectively. Assumed treaty reinsurance premium was $50.5 million and $35.0 million for the nine months ended September 30, 2000 and 1999, respectively. Rental industry revenue was $28.2 million and $35.6 million for the nine months ending September 30, 2000 and 1999, respectively. This change was caused by the restructuring of the rental industry Business Auto General Liability Policy.

     Net investment income was $23.7 million and $24.8 million for the nine months ended September 30, 2000 and 1999, respectively. The reduction is attributable to decreased gains and decreased invested assets.

     Benefits and losses were $116.4 million and $82.4 million for the nine months ended September 30, 2000 and 1999, respectively. This increase is due to new agency programs in Non-Standard Auto and Transportation, as well as in assumed treaty reinsurance business.

     The amortization of deferred acquisition costs (DAC) was $10.1 million and $10.3 for the nine months ended September 30, 2000 and 1999, respectively.

     Operating expenses were $37.8 million and $23.4 million for the nine months ended September 30, 2000 and 1999, respectively. The increase is a result of commissions on new agency business premium writings as well as assumed reinsurance treaties, increased personnel expenses and changes in claims handling procedures.

     Operating profit (loss) before tax and intercompany elimination was $(4.9) million and $9.1 million for the nine months ended September 30, 2000 and 1999, respectively. The decrease is the result of additional incurred losses and operating expense, and decreased investment income, offset by an increase in earned premiums.

Life Insurance
     Net premiums were $78.3 million and $71.5 million for the nine months ended September 30, 2000 and 1999, respectively. The difference was primarily due to a $2.5 million increase in the credit insurance lines and a $4.1 million increase in the Medicare supplement line. Premiums related to other health insurance products increased $0.4 million. Earned premiums from life insurance and annuitizations decreased $0.2 million.

     Net investment income before intercompany eliminations was $18.2 million and $16.0 million for the nine months ended September 30, 2000 and 1999, respectively. The increase was due to improved interest rate spreads on the interest sensitive products and a larger invested asset base.

     Benefits were $54.2 million and $44.6 million for the nine months ended September 30, 2000 and 1999, respectively. Medicare supplement benefits increased $6.4 million from 1999 and credit insurance benefits increased $2.0 million from 1999. Other health insurance benefits increased $1.6 million for the year primarily from one-time charges and poor group disability experience. Annuity benefits increased $0.8 million from 1999. The life insurance lines have had better mortality experience in 2000, resulting in a $1.2 million decrease in benefits from 1999.

     Amortization of DAC was $15.0 million and $17.2 million for the nine months ended September 30, 2000 and 1999, respectively. The decrease is due to credit reinsurance.

     Operating expenses were $19.9 million and $15.5 million for the nine months ended September 30, 2000 and 1999, respectively. The increase is due to premium volume increases.

     Operating profit before tax and intercompany eliminations was $7.4 million and $10.3 million for the nine months ended September 30, 2000 and 1999, respectively. The decrease is due to loss ratios on the Medicare supplement business and Credit insurance business.

Interest Expense
     Interest expense was $65.2 million and $61.0 million for the nine months ended December 31, 2000 and 1999, respectively. The increase can be attributed to increases in the average debt outstanding and in the average cost of debt.

Consolidated Group
     As a result of the foregoing, pretax earnings totaled $95.5 million and $116.0 million for the nine months ended December 31, 2000 and 1999, respectively. After providing for income taxes, net earnings from operations were $61.7 million and $75.1 million for the nine months ended December 31, 2000 and 1999, respectively. Following deductions for an extraordinary loss from the early extinguishment of debt, net earnings were $59.6 million and $75.1 million for the nine months ended December 31, 2000 and 1999, respectively.

QUARTER ENDED DECEMBER 31, 2000 VERSUS QUARTER ENDED DECEMBER 31, 1999

Moving and Storage Operations
     Revenues consist of rental revenues, net sales and investment and interest income. Total rental revenue was $270.8 million and $264.8 million for the quarters ended December 31, 2000 and 1999, respectively. Net revenues from the rental of moving related equipment increased by $4.0 million. This increase is primarily attributable to higher truck and trailer rental revenues. Storage revenues increased $2.0 million due to increases in rates and in the number of storage rooms rented.

     Net sales revenues was $41.1 million and $38.5 million for the quarters ended December 31, 2000 and 1999, respectively. Revenue growth resulted from the sale of moving support items (i.e. boxes, etc.) which led to the majority of the increase during the quarter.

     Net investment and interest income was $8.9 million and $5.2 million for the quarters ended December 31, 2000 and 1999, respectively. The increase is due to increased investments.

     Cost of sales was $21.6 million and $25.0 million for the quarters ended December 31, 2000 and 1999, respectively.

     Operating expenses before intercompany elimination were $251.0 million and $244.6 million for the quarters ended December 31, 2000 and 1999, respectively. The increase reflects higher personnel and rental equipment maintenance expenditures associated with an increase in truck rental transactions and inventory levels.

     Net depreciation expense was $20.6 million and $20.8 million for the quarters ended December 31, 2000 and 1999, respectively.

     Operating loss before tax and intercompany elimination was $18.0 million and $19.7 million for the quarters ended December 31, 2000 and 1999, respectively.

Real Estate Operations
     Rental revenue before intercompany eliminations was $18.0 million and $18.4 million for the quarters ended December 31, 2000 and 1999, respectively. Intercompany revenue remained constant at $17.8 million for the quarters ended December 31, 2000 and 1999.

     Net investment and interest income was $2.8 million and $0.9 million for the quarters ended December 31, 2000 and 1999, respectively. This increase correlates to an increase in investments in notes and mortgages.

     Net depreciation expense was $2.7 million and $2.2 million for the quarters ended December 31, 2000 and 1999, respectively.

     Operating profit before tax and intercompany elimination was $4.1 million and $4.5 million for the quarters ended December 31, 2000 and 1999, respectively. The decrease reflects increases in lease expenses.

Property and Casualty
     RepWest's premiums were $63.4 million and $35.7 million for the quarters ended September 30, 2000 and 1999, respectively. The increase is directly related to general agency premiums, which were $17.3 million and $3.4 million for the quarters ended September 30, 2000 and 1999, respectively. Assumed treaty reinsurance premium were $27.5 million and $14.1 million for the quarters ended September 30, 2000 and 1999, respectively.

     Net investment income was $8.0 million and $8.1 million for the quarters ended September 30, 2000 and 1999, respectively.

     Benefits and losses incurred were $56.3 million and $28.7 million for the quarters ended September 30, 2000 and 1999, respectively. The increase is a result of new general agency business writings in Non-Standard Auto and Transportation, as well as in assumed treaty reinsurance business.

     The amortization of deferred acquisition costs (DAC) was $3.8 million and $3.3 million for the quarters ended September 30, 2000 and 1999, respectively. The increase is due to the increase in new business.

     Operating expenses were $18.0 million and $7.8 million for the quarters ended September 30, 2000 and 1999, respectively. The change is due to increased commission expense resulting from new agency business premium writings on Non Standard Auto and Transportation coverages, as well as assumed treaty business. General and administrative expenses also increased due to an increase in personnel and overhead required to support new business expansion.

     Operating profit (loss) before tax and intercompany elimination was $(6.8) million and $4.1 million for the quarters ended September 30, 2000 and 1999, respectively. This decrease is the result of increased incurred losses and operating expense, offset by an increase in earned premiums.

Life Insurance
     Net premiums were $26.8 million and $24.3 million for the quarters ended September 30, 2000 and 1999, respectively. The change is primarily due to a $0.3 million increase in the credit insurance line and a $1.5 million increase in the Medicare supplement line. Annuitizations and premiums from other health and life insurance products increased $0.7 million.

     Net investment income before intercompany eliminations remained constant at $5.8 million for the quarters ended September 30, 2000 and 1999.

     Benefits were $18.5 million and $14.3 million for the quarters ended September 30, 2000 and 1999, respectively. Medicare supplement benefits increased $2.7 million from 1999 due to higher loss ratios. Other health insurance benefits increased $0.9 million due to poor group disability experience. Annuity benefits increased $0.6 million.

     Amortization of DAC was $4.8 million and $6.1 million for the quarters ended September 30, 2000 and 1999, respectively. Amortization from annuities decreased $0.5 million, other health insurance amortization decreased $0.2 million and the credit insurance amortization decreased $0.6 million for the quarter.

     Operating expenses were $6.6 million and $5.9 million for the quarters ended September 30, 2000 and 1999, respectively. This increase included $1.6 million in Medical Supplement commissions to agents, partially offset by a decrease of $0.8 million in administration costs and surrender charge income of $0.2 million.

     Operating profit before tax and intercompany eliminations was $2.6 million and $3.8 million for the quarters ended September 30, 2000 and 1999, respectively. The decrease is due to loss ratios on the Medicare supplement business.

Interest Expense
     Interest expense was unchanged at $21.2 million for the quarters ended December 31, 2000 and 1999.

Consolidated Group
     As a result of the foregoing, pretax loss was $26.6 million and $14.8 million for the quarters ended December 31, 2000 and 1999, respectively. After providing for income taxes, net loss from operations was $17.1 million and $9.3 million for the quarters ended December 31, 2000 and 1999, respectively. Following deductions for an extraordinary loss from the early extinguishment of debt, net loss was $19.2 million and $9.3 million for the quarters ended December 31, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Moving and Storage Operations
     To meet the needs of its customers, U-Haul maintains a large inventory of rental items. In the nine months ended December 31, 2000 and 1999, capital expenditures were $280.0 million and $269.5 million, respectively. These expenditures primarily reflect the expansion of the rental truck fleet. The capital required to fund these acquisitions was obtained through internally generated funds from operations and through lease financings.

     Cash provided (used) by operating activities was ($33.4) million and $128.6 million for the nine months ended December 31, 2000 and 1999, respectively. The decrease resulted primarily from an increase in receivables.

     At December 31, 2000, total outstanding notes and loans payable was $1,182.1 million as compared to $1,137.8 million at March 31, 2000.

Real Estate Operations
     Cash provided by operating activities was $75.8 million and $6.3 million for the nine months ended December 31, 2000 and 1999, respectively. The increase resulted from an increase in accounts payable.

Property and Casualty
     Cash provided (used) by operating activities was $20.3 million and $(9.2) million for nine months ended September 30, 2000 and 1999, respectively. This change resulted from increases in unearned premium, funds withheld and decreased accounts receivable from December 1999 to September 2000. The increase was offset by a decrease in loss and loss adjusting expense reserves from December 1999 to September 2000 and decreased net income.

     RepWest's cash and cash equivalents and short-term investment portfolio were $12.0 million and $1.4 million at September 30, 2000 and 1999, respectively. The increase is a result of $5.4 million in short-term assets that were on hand at September 2000 to cover a pending securities settlement.
In addition, short-term assets were increased during the period due to increased claim payments generated by new business.

     RepWest maintains a diversified securities investment portfolio, primarily in bonds, at varying maturity levels with 88.0% of the fixed-income securities consisting of investment grade securities. The maturity distribution is designed to provide sufficient liquidity to meet future cash needs. Current liquidity remains strong with current invested assets equal to 97.2% of total liabilities.

     The liability for reported and unreported losses is based upon company historical and industry averages. Unpaid loss adjustment expenses are based on historical ratios of loss adjustment expenses paid to losses paid. Unpaid loss and loss expenses are not discounted.

Life Insurance
     Oxford's primary sources of cash are premiums, receipts from interest-sensitive products and investment income. The primary uses of cash are operating costs and benefit payments to policyholders. Matching the investment portfolio to the cash flow demands of the types of insurance being written is an important consideration.

     Cash provided (used) by operating activities was ($0.3) million and $5.6 million for the nine months ended September 30, 2000 and 1999, respectively.
The decrease is due to higher benefit payouts in relation to collected premium. Cash provided (used) by financing activities was $7.1 million and ($0.1) million for the nine months ended September 30, 2000 and 1999, respectively. The increase is due to a better ratio of annuity deposits to withdrawals.

     In addition to cash flows from operating and financing activities, a substantial amount of liquid funds is available through Oxford's short-term portfolio. Short-term investments were $59.7 million and $52.1 million for the nine months ending September 30, 2000 and 1999, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

Consolidated Group
     During each of the fiscal years ended March 31, 2001, 2002 and 2003, AMERCO estimates gross capital expenditures will average approximately $313 million primarily reflecting rental fleet rotation. This level of capital expenditures, combined with an average of approximately $72 million in annual long-term debt maturities during this same period, are expected to create annual average funding needs of approximately $385 million.

Credit Agreements
     AMERCO's operations are funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes and revolving lines of credit with domestic and foreign banks.
Principally to finance its fleet of trucks and trailers, AMERCO routinely enters into sale and leaseback transactions. As of December 31, 2000, AMERCO had $1,182.1 million in total notes and loans payable outstanding and unutilized lines of credit of approximately $67.2 million.

     Certain of AMERCO's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, maintaining certain financial ratios and placing certain additional liens on its properties, assets and restricting the issuance of certain types of preferred stock. At December 31, 2000, AMERCO was in compliance with these covenants.

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

     Reference is made to Part I, Item 1, Business, in AMERCO's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 for a discussion of certain environmental proceedings.

     On June 24, 1997, five (5) current and/or former Moving Center General Managers (GMs) and one (1) Area Field Manager (AFM) filed suit in Marin County Superior Court, Case No. BC 203532, entitled Sarah Saunders, et. al. vs. U-Haul
                                             -----------------------     ------
Company of California, Inc., claiming that they were entitled to be compensated
---------------------------
for all overtime hours worked. In addition, these Plaintiffs sought class action status purporting to represent all persons employed in California as either a salaried GM or AFM since September 1993. On September 30, 1997, a virtually identical lawsuit was filed in Los Angeles County Superior Court, Case No. BC 178775, entitled Wyatt Crandall vs. U-Haul International, Inc. and U-Haul
                        --------------     -------------------------------------
Co. of California.  This action did not include AFMs, but did purport to be
-----------------
brought on behalf of GMs and GM trainees. These cases were consolidated by the Court in Los Angeles on October 15, 1998. On June 10, 1999, Plaintiff's motion to certify the AFMs as a class was denied and the motion to certify the GMs as a class was granted. Notice of certification was mailed on or about August 24, 1999. The class opt-out period ended on October 11, 1999. The case was bifurcated and the liability portion of the case was tried to the Court beginning in November 2000. The Court found for the Plaintiffs on January 8, 2001. The damage portion of the case will be tried to the Court beginning
April 9, 2001. Management does not expect the Plaintiffs' damage claims to result in a material loss; however, there remains the possibility that an adverse outcome could have a material adverse effect on AMERCO's results of operations for the year in which the judgment is rendered.

                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     Exhibit No.              Description
     -----------              -----------

          3.1     Restated Articles of Incorporation (1)
          3.2     Restated By-Laws of AMERCO as of August 27, 1997 (2)
         10.1 Management Agreement between Fifteen SAC Self Storage Corporation and a subsidiary of AMERCO
         10.2 Management Agreement between Sixteen SAC Self Storage Corporation and a subsidiary of AMERCO

(b) Reports on Form 8-K.

          No report on Form 8-K was filed during the quarter ended December 31, 2000.

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


                                  AMERCO
                                  ____________________________________
                                           (Registrant)


Dated: February 13, 2001            By: /S/ GARY B. HORTON
                                  ____________________________________
                                       Gary B. Horton, Treasurer
                                     (Principal Financial Officer)