Form 10-K
period 2001-03-31
AMERCO /NV/
filed 2001-07-02
CIK 4457

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
            FORM 10-K - Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the fiscal year ended             March 31, 2001
                          --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the transition period from ______________________ to _______________________

Commission         Registrant, State of Incorporation         I.R.S. Employer
File Number           Address and Telephone Number            Identification No.
-----------        ----------------------------------         ------------------
   1-11255            AMERCO                                     88-0106815
                      (A Nevada Corporation)
                      1325 Airmotive Way, Suite 100
                      Reno, Nevada  89502-3239
                      Telephone (775) 688-6300

   2-38498            U-Haul International, Inc.                 86-0663060
                      (A Nevada Corporation)
                      2727 N. Central Avenue
                      Phoenix, Arizona  85004
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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       21,892,737 shares of AMERCO common stock, $0.25 par value, were outstanding at June 29, 2001. The aggregate market value of AMERCO common stock held by non-affiliates (i.e., stock held by persons other than officers, directors and 5% shareholders of AMERCO) was $141,937,624. The aggregate market value was computed using the closing price for the common stock trading on NASDAQ on June 28, 2001.

       5,385 shares of U-Haul International, Inc. common stock, $0.01 par value, were outstanding at June 29, 2001. None of these shares were held by non-affiliates. U-Haul International, Inc. meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

       Portions of AMERCO's Proxy Statement relating to its Annual Meeting of Stockholders to be held on August 31, 2001, are incorporated by reference in
Part III hereof.

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

                                     PART I

                                ITEM 1.  BUSINESS

                                    A. AMERCO

     AMERCO, a Nevada corporation (AMERCO), is the holding company for U-Haul International, Inc. (U-Haul), Amerco Real Estate Company (Real Estate), Republic Western Insurance Company (RepWest) and Oxford Life Insurance Company (Oxford). Throughout this Form 10-K, unless the context otherwise requires, the term "AMERCO" includes all of its subsidiaries. AMERCO's executive offices are located at 1325 Airmotive Way, Suite 100, Reno, Nevada 89502-3239, and the telephone number is (775) 688-6300. As used in this Form 10-K, all references to a fiscal year refer to AMERCO's fiscal year ended March 31 of that year. RepWest and Oxford are consolidated on the basis of calendar years ended December 31. Accordingly, all references to the years 2000, 1999 and 1998 correspond to AMERCO's fiscal years 2001, 2000 and 1999, respectively. AMERCO has four industry segments represented by Moving and Storage Operations (U-Haul), Real Estate, Property and Casualty Insurance (RepWest) and Life Insurance (Oxford). See Note 21 of Notes to Consolidated Financial Statements in Item 8 for financial information regarding the industry segments.

Moving and Storage Operations
     Moving and self-storage operations consist of the rental of trucks and trailers, the sale of moving aids such as boxes and the rental of self-storage spaces to the do-it-yourself mover. Operations are conducted using the registered tradename U-Haul REGISTERED TRADEMARK throughout the United States and Canada.

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

Property and Casualty Insurance
     RepWest originates and reinsures property and casualty-type insurance products for various market participants, including independent third parties, U-Haul's customers, independent dealers and AMERCO.

Life Insurance
     Oxford originates and reinsures annuities, credit life and disability, life insurance and supplemental health products. Oxford also administers the self-insured employee health and dental plans for AMERCO.

     On November 13, 2000, Oxford acquired all of the issued and outstanding shares of Christian Fidelity Life Insurance Company (CFLIC) in an exchange of cash for stock. CFLIC is a Texas-based insurance company specializing in providing supplemental health insurance and is licensed in 31 states. The acquisition was accounted for using the purchase method of accounting and, accordingly, CFLIC's results of operations have been included in the consolidated financial statements since the date of acquisition. Oxford funded the acquisition from available cash and short-term funds.


                                   B. HISTORY

     U-Haul was founded in 1945 under the name "U-Haul Trailer Rental Company". From 1945 to 1974, U-Haul rented trailers and, starting in 1959, trucks on a one-way and In-Town REGISTERD TRADEMARK basis through independent dealers. Since 1974, U-Haul has developed a network of Company owned rental centers (U-Haul Centers) through which U-Haul rents its trucks and trailers and provides related products and services (e.g., the sale and installation of hitches, as well as the sale of boxes and moving supplies). At March 31, 2001, U-Haul's distribution network included 1,380 U-Haul Centers and 15,300 independent dealers.

                        C. MOVING AND STORAGE OPERATIONS

Business Strategies
     The U-Haul business strategy remains focused on do-it-yourself moving and self-storage customers. U-Haul believes that customer access, in terms of truck or trailer availability and proximity of rental locations, is critical to its success. Under the U-Haul name, our strategy is to offer, in an integrated manner over an extensive and geographically diverse network of 16,680 Company operated Centers and independent dealers, a wide range of products and services to do-it-yourself moving and self-storage customers.

Moving Operations
     U-Haul has a variety of product offerings. Rental trucks are designed with do-it-yourself customers in mind. U-Haul trailers are suited to the low profile of many newly manufactured automobiles. As of March 31, 2001, the U-Haul rental equipment fleet consisted of 100,400 trucks, 85,300 trailers and 20,400 tow dollies. Additionally, U-Haul provides support rental items such as furniture pads and bumper hitches.

     Approximately 90% of U-Haul's rental revenue is from do-it-yourself movers. Moving rentals include:
     (i) In-Town REGISTERD TRADEMARK rentals, where the equipment is returned to the originating U-Haul location and
     (ii) one-way rentals, where the equipment is returned to a U-Haul location in another city.

     U-Haul's truck and trailer rental business tends to be seasonal, with proportionally more transactions and revenues generated in the spring and summer months than during the balance of the year.

     U-Haul also sells a wide selection of moving supplies that include boxes, tape and packaging materials. U-Haul Centers also sell and install hitches and towing systems, and sell propane.

     U-Haul offers protection packages such as:
     (i) Safemove REGISTERED TRADEMARK - which provides moving customers with a damage waiver, cargo protection and medical and life coverage; and,
     (ii) Safestor REGISTERED TRADEMARK - which provides self-storage rental customers with various types of protection for their goods in storage.

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

Competition
     The moving truck and trailer rental market is highly competitive and dominated by national operators in both the In-Town REGISTERED TRADEMARK and one-way markets. Recently two major competitors combined. Budget Rent-A-Car acquired Ryder TRS (Ryder Truck Rentals). Management believes that this merger will not have a material adverse effect on AMERCO's financial position or operating results. Management believes that there are two distinct users of rental trucks: commercial users and do-it-yourself users. U-Haul focuses on the do-it-yourself mover. U-Haul believes that the principal competitive factors are convenience of rental locations, availability of quality rental equipment and price.

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

     Through over 1,000 owned or managed storage locations in the United States and Canada, U-Haul offers for rent more than 32.5 million square feet of self-storage space. U-Haul's self-storage facility locations range in sizes up to 152,600 square feet of storage space, with individual storage units in sizes from 15 square feet to 400 square feet.

     The primary market for storage rooms is the storage of household goods. With the addition of 32,784 storage rooms during fiscal year 2001, the average occupancy rate of facilities operating over one year was 83.19%, with modest seasonal variations. During fiscal year 2001, delinquent rentals as a percentage of total storage rentals were approximately 7.7%. U-Haul considers this rate to be satisfactory.

Competition
     The primary competition for a U-Haul self-storage location is other storage facilities within a trade area offering a comparable level of convenience to the customer.

Employees
     As of March 31, 2001, U-Haul's non-seasonal work force consisted of 16,800 full and part-time employees.

                            D. REAL ESTATE OPERATIONS

Real Estate Operations
     Real Estate has responsibility for actively marketing properties available for sale or lease. Real Estate is also responsible for managing any environmental risks associated with AMERCO's real estate.

Environmental Matters
     Compliance with environmental requirements of federal, state and local governments significantly affects Real Estate's business operations. Among other things, these requirements regulate the discharge of materials into the water, air and land and govern the use and disposal of hazardous substances. Real Estate is aware of issues regarding hazardous substances on the properties. Real Estate regularly makes capital and operating expenditures to stay in compliance with environmental laws. Since 1988, Real Estate has managed a testing and removal program for underground storage tanks. Under this program, over 3,000 tanks have been removed at a cost of $42.6 million.

     A subsidiary of U-Haul, INW Company (INW), owns one property located within two different state hazardous substance sites in the State of Washington. The sites are referred to as the "Yakima Valley Spray Site" and the "Yakima Railroad Area." INW has been named as a "potentially liable party" (PLP) under state law with respect to this property as it relates to both sites. As a result of the cleanup costs of approximately $3.0 to $9.0 million required by the State of Washington, INW filed for reorganization under the federal bankruptcy laws in May of 2001.

     Based upon the information currently available to Real Estate, compliance with the environmental laws and its share of the costs of investigation and cleanup of known hazardous waste sites are not expected to have a material adverse effect on AMERCO's financial position or operating results.

                             E. INSURANCE OPERATIONS

Business Strategies
     RepWest's principal business strategy is to provide specialty insurance for personal, commercial and reinsurance markets. RepWest focuses on selected regional and under-served customers through managing general agents, independent agents, brokers and direct sales.

     Oxford's business strategy is long-term capital growth through direct writing and reinsuring of annuity, credit life and disability and supplemental health insurance. Oxford is pursuing this growth strategy of increased direct writing via acquisitions of insurance companies, expanded distribution channels and product development. The acquisitions of North American Insurance Company and Safe Mate Life Insurance Company in 1997 and Christian Fidelity Life Insurance Company in 2000 represent a significant movement toward this long-term goal. Oxford has significantly expanded product offerings, distribution channels and administrative capabilities through these acquisitions.

Investments
     RepWest and Oxford investments must comply with the insurance laws of the state of domicile. These laws prescribe the type, quality and concentration of investments that may be made. Moreover, in order to be considered an acceptable reinsurer by cedents and intermediaries, a reinsurer must offer financial security. The quality and liquidity of invested assets are important considerations in determining such security.

     The investment philosophies of RepWest and Oxford emphasize protection of principal through the purchase of investment grade fixed-income securities. Approximately 88.0% of RepWest's and 93.2% of Oxford's fixed-income securities consist of investment grade securities (NAIC-2 or greater). The maturity distributions are designed to provide sufficient liquidity to meet future cash needs.

Reinsurance
     RepWest and Oxford assume and cede insurance from and to other insurers and members of various reinsurance pools and associations. Reinsurance arrangements are utilized to provide greater diversification of risk and to minimize exposure to large risks. However, the original insurer retains primary liability to the policyholder should the assuming insurer not be able to meet its obligations under the reinsurance agreements.

Regulation
     RepWest and Oxford are subject to regulation and supervision throughout the United States. The regulation extends to such matters as licensing companies and agents, restricting the types, quality or quantity of investments, regulating capital and surplus and actuarial reserve maintenance, setting solvency standards, filing of annual and other reports on financial position, and regulating trade practices. State laws also regulate transactions and dividends between an insurance company and its parent or affiliates, and generally require prior approval or notification for any change in control of the insurance subsidiary. RepWest's unpaid losses and loss expenses are certified annually by an independent actuarial consulting firm as required by state regulation.

     In the past few years, the insurance and reinsurance regulatory framework has been subjected to increased scrutiny by the National Association of Insurance Commissioners (NAIC), federal and state legislatures and insurance regulators. These regulators are considering increased regulations, with an emphasis on insurance company investment and solvency issues. It is not possible to predict the future impact of changing state and federal regulations on the operations of RepWest and Oxford.

     In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance for statutory accounting as of January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. The Insurance Departments of the State of Arizona and Louisiana has adopted the Codification guidance, effective January 1, 2001. The effect of adoption on RepWest's statutory surplus are increases of approximately $11,301,000 respectively, as filed in the entities' March 31, 2001 quarterly statements as a result of a recording of a net deferred tax asset.

     RepWest and Oxford are in compliance with NAIC minimum risk-based capitalization requirements for insurance companies as of December 31, 2000.

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

Employees
     RepWest's non-seasonal work force consists of 394 full and part-time employees.

     Oxford's non-seasonal work force consists of 227 full and part-time employees.

Life Insurance
     Oxford offers annuities, credit life and disability, life insurance and supplemental health insurance products, both as a direct writer and as an assuming reinsurer. In addition, Oxford administers self-insured group health and dental plans for AMERCO. Reinsurance arrangements are entered into with unaffiliated reinsurers.

Property and Casualty
     RepWest's business activities consist of three basic areas: U-Haul, direct and assumed reinsurance underwriting. U-Haul underwritings include coverage for U-Haul customers, independent dealers and employees of AMERCO. For the year ended December 31, 2000, approximately 11.4% of RepWest's written premiums resulted from U-Haul underwriting activities. RepWest's direct underwriting is done through company-employed underwriters and selected general agents. The products provided include liability coverage for rental vehicle lessees, storage rental properties, coverage for commercial multiple peril, commercial auto, mobile homes and excess workers' compensation. RepWest's assumed reinsurance underwriting is done via broker markets. In an effort to decrease risk, RepWest has entered into various catastrophe cover policies to limit its exposure.

     The liability for reported and unreported losses is based on both RepWest's historical and industry averages. Unpaid loss adjustment expenses are based on historical ratios of loss adjustment expenses paid to losses paid. The liability for unpaid losses and loss adjustment expenses is based on estimates of the amount necessary to settle all claims as of the statement date. Both reported and unreported losses are included in the liability. RepWest updates the liability estimate as additional facts regarding claim costs become available. These estimates are subject to uncertainty and variation due to numerous factors. In estimating reserves, no attempt is made to isolate inflation from the combined effect of other factors including inflation.
Unpaid losses and unpaid loss adjustment expense are not discounted.

     Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                                         2000      1999      1998
                                       ---------------------------
                                             (in thousands)
Balance at January 1                 $ 334,857   344,748   384,816
  Less reinsurance recoverable          58,403    68,135    75,286
                                       ---------------------------
Net balance at January 1               276,454   276,613   309,530
Incurred related to:
  Current year                         155,073   121,861   116,069
  Prior years                           35,387    16,052    (8,827)
                                       ---------------------------
Total incurred                         190,460   137,913   107,242
Paid related to:
  Current year                          61,196    55,136    36,407
  Prior years                          117,025    82,936   103,752
                                       ---------------------------
Total paid                             178,221   138,072   140,159
Net balance at December 31             288,693   276,454   276,613
  Plus reinsurance recoverable          80,599    58,403    68,135
                                       ---------------------------
Balance at December 31               $ 369,292   334,857   344,748
                                       ===========================

     As a result of changes in estimates of insured events in prior years, the provision for unpaid losses and loss adjustment expenses (net of reinsurance recoveries of $36.5 million) increased by $35.3 million in 2000.

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

                                                  Unpaid Loss and Loss Adjustment Expenses

                                                               December 31
--------------------------------------------------------------------------------------------------------------------------
                           1990     1991     1992     1993     1994     1995     1996     1997     1998     1999     2000
--------------------------------------------------------------------------------------------------------------------------
                                                              (in thousands)


Unpaid Loss and Loss
Adjustment Expenses:    $226,324  236,019  238,762  314,482  329,741  341,981  332,674  384,816  344,748  334,857  369,292

  Paid (Cumulative)
        as of:
   One year later         55,128   65,532   83,923   70,382   86,796   89,041   89,336  103,752   82,936  117,025
   Two years later        97,014  105,432  123,310  115,467  139,247  150,001  161,613  174,867  164,318
   Three years later     120,994  126,390  153,030  146,640  173,787  195,855  208,168  216,966
   Four years later      133,338  143,433  173,841  166,068  198,434  226,815  232,726
   Five years later      144,764  153,730  181,677  181,174  219,425  243,855
   Six years later       152,424  160,875  191,938  194,652  231,447
   Seven years later     157,979  168,975  200,281  203,535
   Eight years later     163,860  175,364  207,719
   Nine years later      169,681  182,235
   Ten years later       175,696

Reserve Reestimated
        as of:
   One year later        229,447  231,779  251,450  321,058  338,033  353,508  354,776  357,733  339,602  377,096
   Two years later       221,450  224,783  254,532  323,368  340,732  369,852  342,164  361,306  371,431
   Three years later     211,998  223,403  253,844  309,936  349,459  328,445  346,578  369,598
   Four years later      207,642  214,854  231,536  317,687  302,808  331,897  349,810
   Five years later      200,629  198,320  239,888  267,005  300,180  339,665
   Six years later       189,601  210,872  263,843  262,517  307,306
   Seven years later     200,556  231,407  259,798  267,948
   Eight years later     217,005  227,603  265,285
   Nine years later      213,981  230,851
   Ten years later       215,801

Cumulative Redundancy
   (Deficiency)         $ 10,523    5,168  (26,523)   46,534  22,435    2,316  (17,136)  15,218  (26,686) (42,239)
Retro Premium
   Recoverable          $  7,427    2,549     (988)    6,061   5,458   10,183   10,645   10,532    6,797   12,411
Reestimated Reserve:
Amount (Cumulative)     $ 17,950    7,717  (27,511)   52,595  27,893   12,499   (6,491)  25,750  (19,889) (29,828)

                               ITEM 2. PROPERTIES

     AMERCO subsidiaries own property, plant and equipment that are utilized in the manufacture, repair and rental of U-Haul equipment and that provide office space for the Company. Such facilities exist throughout the United States and Canada. The majority of land and buildings used by U-Haul is owned in fee and is substantially unencumbered. U-Haul also manages storage facilities owned by others. In addition, U-Haul owns certain real estate not currently used in its operations. U-Haul owns or operates 1,380 U-Haul Centers (including Company-owned storage locations), and operates 12 manufacturing and assembly facilities. U-Haul also operates 102 repair facilities located at or near a U-Haul Center.


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

     Reference is made to Note 15 in Notes to Consolidated Financial Statements in Item 8 for a discussion of stockholder litigation and California overtime litigation.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

                                     PART II

   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of June 29, 2001, there were approximately 1,283 holders of record of AMERCO's common stock.

     AMERCO's common stock has been traded on NASDAQ National Market (NASDAQ) since November 1994 under the symbol "UHAL". The following table sets forth the high and low closing prices of the common stock of AMERCO trading on NASDAQ for the periods indicated.


                                         For the Years Ended March 31,
                              ----------------------------------------------
                                        2001                      2000
                              ----------------------------------------------
                                  High        Low           High        Low
                              -----------------------------------------------
       First quarter          20              16 1/4        25 1/2      20 3/8
       Second quarter         21 1/8          18 5/16       28 9/16     22 1/4
       Third quarter          24 3/8          18 9/16       29 3/4      23 3/8
       Fourth quarter         22 3/8          17 7/32       26 63/64    16 1/2

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

                                                         ITEM 6. SELECTED FINANCIAL DATA
                                                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                                                                     For the Years Ended March 31,
                                                 -------------------------------------------------------------------
                                                       2001          2000          1999          1998          1997
                                                 -------------------------------------------------------------------
                                                          (in thousands, except share, per share data and ratios)
Summary of Operations:
Rental revenue and net sales                    $  1,399,279     1,339,348     1,255,493     1,194,948     1,146,751
Premiums, net investment and interest income         414,359       344,269       300,219       231,430       239,081
                                                   ---------     ---------     ---------     ---------     ---------
                                                   1,813,638     1,683,617     1,555,712     1,426,378     1,385,832
                                                   ---------     ---------     ---------     ---------     ---------

Operating expenses
  and cost of sales (4)                            1,116,006     1,031,068       984,355       921,406       882,925
Benefits, losses and amortization of
  deferred acquisition costs                         319,312       244,579       208,281       189,770       190,623
Lease expense                                        178,458       136,044       118,742        89,879        85,973
Depreciation, net (3)                                 88,091        87,647        73,066        69,655        66,742
                                                   ---------     ---------     ---------     ---------     ---------
                                                   1,701,867     1,499,338     1,384,444     1,270,710     1,226,263
                                                   ---------     ---------     ---------     ---------     ---------
Earnings                                             111,771       184,279       171,268       155,668       159,569
Interest expense                                      87,773        81,532        73,658        79,369        76,041
                                                   ---------     ---------     ---------     ---------     ---------

Pretax earnings                                       23,998       102,747        97,610        76,299        83,528
Income tax expense                                    (8,912)      (36,922)      (35,101)      (27,643)      (29,344)
                                                   ---------     ---------     ---------     ---------     ---------
Earnings from operations before
  extraordinary loss on early
  extinguishment of debt                              15,086        65,825        62,509        48,656        54,184
Extraordinary loss on early
  extinguishment of debt, net
  (7) (8) (9) (10) (11)                              (2,121)         (334)          -         (13,672)       (2,319)
                                                   ---------     ---------     ---------     ---------     ---------

Net earnings                                    $     12,965        65,491        62,509        34,984        51,865
                                                   =========     =========     =========     =========     =========

Earnings per common share
  (both basic and diluted):
Earnings from operations before
  extraordinary loss on early
  extinguishment of debt per
  common share (2)                              $       0.10          2.39          2.07          1.28          1.44
Net earnings (2) (7) (8) (9) (10) (11)                  0.00          2.37          2.07          0.66          1.35
Weighted average common shares
  outstanding                                     21,486,370    21,934,390    21,937,686    21,896,101    25,479,651
Cash dividends declared:
  Preferred stock                               $     12,963        13,641        17,414        20,766        16,875
  Common stock                                           -             -             -             -             -
Ratio of earnings to fixed charges (1)                  1.13          1.71          1.73          1.56          1.64

                                                  ITEM 6. SELECTED FINANCIAL DATA, continued
                                                     AMERCO AND CONSOLIDATED SUBSIDIARIES

                                                                      For the Years Ended March 31,
                                                  -------------------------------------------------------------------
                                                        2001          2000          1999          1998          1997
                                                  -------------------------------------------------------------------
                                                     (in thousands, except share, per share data and ratios)
Balance Sheet Data:
Property, plant and
   equipment, net                               $   1,362,644     1,382,662     1,294,824     1,275,756     1,247,066
Total assets                                        3,384,064     3,125,225     3,087,503     2,913,277     2,718,994
Notes and loans payable                             1,156,848     1,137,840     1,114,748     1,025,323       983,550
Stockholder's equity (10)                             615,366       585,294       616,025       595,059       602,320
Other information:
EBITDAR (5)                                           434,414       455,804       404,112       359,369       339,906
Operating profit margin (6)                              9.4%         13.6%         13.6%         13.0%         13.6%

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

 (2)  Earnings and net earnings per common share were computed after giving effect to the dividends on the Company's Series B floating rate stock for all years presented.

 (3)  Reflects the change in estimated residual values during the year ended March 31, 1998.

 (4)  Reflects the adoption of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for
      Internal Use" during the year ended March 31, 1998.

 (5)  EBITDAR is defined as earnings before interest expense, taxes, depreciation, amortization and lease expense (100%).
      EBITDAR is presented because the Company believes it is a widely accepted financial indicator of an entity's ability to incur and service debt.

 (6)  Operating profit margin - Earnings from operations plus 1/3 lease expense divided by total revenues.

 (7)  Reflects the early extinguishment of debt and long-term notes with notional amounts totaling $76.3 million and $86.2 million, respectively, during fiscal year 1997.

 (8)  Reflects the early extinguishment of debt and long-term notes with notional amounts totaling $76.0 million and $255.0 million, respectively, during fiscal year 1998.

 (9)  Reflects the early extinguishment of Medium-Term Notes and Bond Backed Asset Trust certificates with notional amounts totaling $50.0 million and $100.0 million, respectively, during fiscal year 2000.

(10)  Reflects the redemption of $25 million, $50 million and $25 million of Series B Preferred Stock in fiscal years 2000, 1999 and 1998, respectively.

(11)  Reflects the early extinguishment of Medium-Term Notes and Bond Backed Asset Trust certificates with notional amounts totaling $25.0 million and $100.0 million, respectively, during fiscal year 2001.

           ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------
     This report contains forward-looking statements. Additional written or oral forward-looking statements may be made by AMERCO from time to time in filings with the Securities and Exchange Commission or otherwise. Management believes such forward-looking statements are within the meaning of the safe-harbor provisions. Such statements may include, but not be limited to, projections of revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe", "expect", "anticipate", "estimate", "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The following disclosures, as well as other statements in this report and in the Notes to AMERCO's Consolidated Financial Statements, describe factors, among others, that could contribute to or cause such differences, or that could affect AMERCO's stock price.

General
-------
     Information on fiscal year and industry segments is incorporated by reference to "Item 8. Financial Statements and Supplementary Data - Notes 1, 20 and 21 of Notes to Consolidated Financial Statements". The notes discuss the principles of consolidation, summarized consolidated financial information and industry segment and geographic area data, respectively. In consolidation, all intersegment premiums are eliminated and the benefits, losses and expenses are retained by the insurance companies.

Liquidity and Capital Resources
-------------------------------

Consolidated Group
     To meet the needs of its customers, U-Haul must maintain a large inventory of fixed asset rental items. At March 31, 2001, net property, plant and equipment represented approximately 63.1% of total assets from non-insurance operations and approximately 40.2% of consolidated assets. In fiscal year 2001, gross capital expenditures for property, plant and equipment were $358.9 million, as compared to $417.6 million and $298.5 million in fiscal years 2000 and 1999, respectively. These expenditures primarily reflect the replacement of certain rental trucks and trailers. The capital needs required to fund these acquisitions were funded with internally generated funds from operations and lease financings.

     During each of the fiscal years ending March 31, 2002, 2003 and 2004, U-Haul estimates gross capital expenditures will average approximately $232 million primarily reflecting rental fleet rotation. This level of capital expenditures, combined with a potential range of $77.5-$175 million in annual long-term debt maturities, are expected to create annual average funding needs of approximately $333-$408 million. Management estimates that U-Haul will fund 100% of these requirements with leases and internally generated funds, including proceeds from the disposition of older trucks and other asset sales.

Consolidated Net Cash Provided by Operating Activities
     Net cash provided by operating activities was $126.1 million, $237.7 million and $159.5 million in fiscal years 2001, 2000 and 1999, respectively. Details by material segment follows:

  Moving and Storage Operations
     Cash provided by operating activities was $39.7 million, $147.5 million and $128.5 million in fiscal years 2001, 2000 and 1999, respectively. The decrease from fiscal year 2000 to fiscal year 2001 is mainly due to a decrease in intercompany payable. The increase from fiscal year 1999 to fiscal year 2000 is partially due to an increase in net income.

  Real Estate Operations
     Cash provided by operating activities was $50.5 million, $24.8 million and $38.0 million in fiscal years 2001, 2000 and 1999, respectively. The increase in fiscal year 2001, is due to an increase in intercompany payable. This is due to dividends paid related to the sale of property. The decrease in fiscal year 2000, is due to a decrease in the intercompany payable.

  Property and Casualty
     Cash provided (used) by operating activities was $21.1 million, $(11.1) million and $(21.7) million for the years ended December 31, 2000, 1999 and 1998, respectively. The 2000 to 1999 change resulted from increased premium collections and funds withheld, offset by increased loss and loss adjustment expense payments and policy acquisition costs associated with new business production. The 1999 to 1998 change resulted from the increased funds withheld liability, decreased paid losses recoverable and a smaller decrease in loss and loss adjustment expense reserves. This was offset by increased premiums and agents' balances and the intercompany receivable due from affiliates.

     RepWest's cash and cash equivalents and short-term investment portfolio were $17.0 million, $6.0 million and $6.1 million at December 31, 2000, 1999 and 1998, respectively. This balance reflects funds in transition from maturity proceeds to long-term investments. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs. Capital and operating budgets allow RepWest to schedule cash needs in accordance with investment and underwriting proceeds.

  LIFE INSURANCE
     Cash provided by operating activities was $8.7 million, $22.2 million and $34.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in cash flows from operating activities in 2000 and 1999 relates to paid loss experience. In 2000, cash flows provided by financing activities were $14.7 million, $3.2 million and $32.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. Cash flows from deferred annuity sales increase investment contract deposits, which are a component of financing activities, as well as the purchase of fixed maturities, which are a component of investing activities. The increase in 2000 from 1999 is due to a higher ratio of annuity deposits versus withdrawals, the opposite occurred in 1999 compared to 1998.

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

     In addition to cash flows from operating and financing activities, a substantial amount of liquid funds is available through Oxford's short-term portfolio. Short-term investments amounted to $45.0 million, $30.7 million and $63.4 million at December 31, 2000, 1999 and 1998, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

Consolidated Stockholder's Equity
     Consolidated stockholder's equity was $615.4, $585.3 and $616.0 million for the fiscal years 2001, 2000 and 1999, respectively. Details by material segment follow:

Moving and Storage Operations
     U-Haul's stockholder's equity was $522.9 million, $435.2 million and $384.7 million for the fiscal years 2001, 2000 and 1999, respectively. The increase in fiscal year 2001 is mainly the result of increased additional paid in capital due to the sale of property to a related party. The increase in fiscal year 2000 was due to earnings.

Real Estate Operations
     Real Estate stockholder's equity was $89.1 million, $96.1 million and $79.5 million in fiscal years 2001, 2000 and 1999, respectively. The decrease in fiscal year 2001 relates to the payment of a dividend to U-Haul partially offset by increased earnings. The increase in fiscal year 2000 was due to earnings.

   Property and Casualty
     RepWest maintains a diversified securities investment portfolio, primarily in bonds at varying maturity levels with 88.0% of the fixed-income securities consisting of investment grade securities. The maturity distribution is designed to provide sufficient liquidity to meet future cash needs. Current liquidity remains strong, with current invested assets equal to 81.8% of total liabilities.

     The liability for reported and unreported losses are based upon both RepWest's historical and industry averages. Unpaid loss adjustment expenses are based on historical ratios of loss adjustment expenses paid to losses paid. Unpaid loss and loss expenses are not discounted.

     RepWest's stockholder's equity was $192.1 million, $208.5 million and $211.4 million at December 31, 2000, 1999 and 1998, respectively. The decrease from 1999 to 2000 is a result of an operating loss and a change in market value for the available for sale investment portfolio. RepWest considers current stockholder's equity to be adequate to support future growth and absorb unforeseen risk events. RepWest does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions.

   Life Insurance
     Oxford's stockholder's equity was $99.8 million, $88.1 million and $93.6 million in 2000, 1999 and 1998, respectively. The increase from 1999 to 2000 is a result of earnings and change in market value for the available for sale investment portfolio. The decrease from 1998 to 1999 was due to the change in market value for the available for sale investment portfolio offset by earnings. Oxford did not pay dividends to its parent during 2000, 1999 or 1998.

Insurance Operations
--------------------
     Applicable laws and regulations of the State of Arizona require RepWest and Oxford to maintain minimum capital determined in accordance with statutory accounting practices. Such amount is $1.0 million and $0.4 million, for RepWest and Oxford, respectively. In addition, the amount of dividends that can be paid to stockholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. Statutory surplus which can be distributed as dividends without regulatory approval is $11.7 million and $0.7 million for RepWest and Oxford, respectively at December 31, 2000. These restrictions are not expected to have a material adverse effect on the ability of the Company to meet its cash obligations. Oxford issued a surplus note to AMERCO on December 31, 1998 for $10.0 million. Approval by the Arizona Department of Insurance is required prior to payment of principal and interest.

Credit Agreements
-----------------
     AMERCO's operations are funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes and revolving lines of credit with domestic and foreign banks. To finance its fleet of trucks and trailers, U-Haul routinely enters into sale and leaseback transactions. As of March 31, 2001, AMERCO had $1,156.8 million in total notes and loans outstanding and unutilized committed lines of credit of approximately $94.9 million.

     Certain of AMERCO's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, issuing mandatory repayment preferred stock, maintaining certain financial ratios and placing certain additional liens on its properties and assets. At March 31, 2001, AMERCO was in compliance with these covenants.

     Reference is made to Note 5 in Item 8 of Notes to Consolidated Financial Statements.

Results of Operations - Consolidated
------------------------------------

Consolidated Rental Revenue
     Rental revenue, net of commission expense was $1,205.0 million, $1,150.5 million, and $1,074.2 million in fiscal years 2001, 2000 and 1999, respectively. Details by material segment follow:

   Moving and Storage Operations
     Rental revenue was $1,202.4 million, $1,148.2 million and $1,072.1 million in fiscal years 2001, 2000 and 1999, respectively. The increase from fiscal year 2000 to fiscal year 2001 is due to an increase in one way transactions with an improved average dollar per transaction on one way rentals as well as growth in transactions in trailer rentals and support rental items. The increase from fiscal year 1999 to fiscal year 2000 was primarily due to the growth in truck rental revenues which benefited from transactional growth and reflects a higher average revenue per transaction.

   Real Estate Operations
     Rental revenue, before intercompany eliminations, were $71.9 million, $73.4 million and $74.0 million in fiscal years 2001, 2000 and 1999, respectively. Intercompany rental revenue was $71.1 million, $71.0 million and $71.9 million in fiscal years 2001, 2000 and 1999, respectively. The decrease in fiscal year 2001 is related to the sale of properties to a related party while rental revenue was consistent between fiscal year 1999 and fiscal year 2000.

Consolidated Net Sales
     Net sales revenues were $194.3 million, $188.8 million and $181.3 million in fiscal years 2001, 2000 and 1999, respectively. Revenue growth from the sale of moving support items (i.e. boxes, etc.) and propane resulted in the increase for each year.

Consolidated Premiums
     Premium revenues, after intercompany eliminations, were $323.2 million, $262.1 million and $226.8 million in fiscal years 2001, 2000 and 1999, respectively. Details by material segment follow:

   Property and Casualty
     Premium revenues, before intercompany eliminations, were $218.1 million, $173.8 million and $145.3 million for the years ended December 31, 2000, 1999 and 1998, respectively. General agency premiums were $64.3 million, $17.8 million and $6.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. The increase from 1999 to 2000 was the result of two new agency programs. Assumed treaty reinsurance premiums were $83.2 million, $80.7 million and $51.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. Rental industry revenues were $43.3 million, $50.3 million and $66.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. This decline was caused by cost measures implemented on the U-Haul rental industry Business Auto General Liability Policy.

   Life Insurance
     Premium revenues, before intercompany eliminations, were $112.6 million, $96.4 million and $94.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. Oxford increased Medicare supplement premiums through direct writings and the acquisition of Christian Fidelity Life Insurance Company (CFLIC); these actions increased premiums by $12.5 million and $19.1 million in 2000 and 1999, respectively. Premiums from Oxford's life insurance lines decreased $1.7 million and increased $1.1 million from 2000 and 1999, respectively due to production fluctuations from year to year. In the area of credit insurance, Oxford increased direct writings as well as reduced the amount ceded to outside reinsurers. These factors contributed to a $3.3 million and $6.7 million increase in premium from 2000 and 1999, respectively. Annuitizations increased by $1.1 million and decreased $3.0 million in 2000 and 1999, respectively. Premiums decreased $5.3 million in 1999 due to the sale of NAFCIC. Other health insurance premiums increased
$1.0 million in 2000 due to a higher reinsurance retention level and decreased $0.5 million in 1999 due to the elimination of certain NAI health lines.

Consolidated Net Investment and Interest Income
     Net investment and interest income was $91.2 million, $82.2 million and $73.4 million in fiscal years 2001, 2000 and 1999, respectively. Details by material segment follow:

  Moving and Storage Operations
     Interest income was $27.9 million, $19.5 million and $12.9 million in fiscal years 2001, 2000 and 1999, respectively. The increase in fiscal year 2001 is mainly related to increased storage loan activity. The increase in interest during fiscal year 2000 reflects higher average note receivable balances.

  Real Estate Operations
     Net investment and interest income was $11.0 million, $7.0 million and $4.5 million in fiscal years 2001, 2000 and 1999, respectively. The increase in fiscal year 2001 is related to increased investments. The increase in fiscal year 2000 is due to interest income received on notes receivable.

  Property and Casualty
     Net investment income was $29.1 million, $33.0 million and $35.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. The reductions are attributable to decreased gains and lower annual average invested assets, as well as the write down of $3.0 million of fixed maturity investments during 2000.

  Life Insurance
     Net investment income was $22.2 million, $21.5 million and $20.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. This increase is due to improved interest rate spreads on the retirement savings products offset by write downs of $3.5 million of fixed maturity investments during 2000.

Consolidated Operating Expenses
     Operating expenses were $998.8 million, $919.1 million and $877.6 million in fiscal years 2001, 2000 and 1999, respectively. Details by material segment follow:

   Moving and Storage Operations
     Operating expenses, before intercompany eliminations, were $986.5 million, $931.1 million and $893.0 million in fiscal years 2001, 2000 and 1999, respectively. The increased expense in fiscal year 2001 is due to increased personnel cost, higher repair expense, a substantial lawsuit settlement and other administrative costs. Also, the addition of storage rooms will initially cause an increase in operating expenses without corresponding increases in earnings until the properties reach a stabilized level of occupancy. The increase in fiscal year 2000 is due to the increased cost of liability insurance, due to transactional growth, increased personnel costs and other administrative costs.

   Real Estate Operations
     Operating expenses, before intercompany eliminations, were $0.4 million, $4.0 million and $6.2 million in fiscal years 2001, 2000 and 1999, respectively. The decrease in fiscal year 2001 is due to an increase in intercompany lease payments which lowers their operating expense. Real Estate benefited from a reduction in intercompany management fees charged by an affiliated segment company during fiscal year 2000 compared to the prior two years.

  Property and Casualty
     Operating expenses, before intercompany eliminations, were $56.7 million, $35.0 million and $35.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. The increase is due to commission expenses associated with the growth in written premium and a $4.6 million decrease in the capitalization of deferred acquisition costs for the year ended December 2000 as well as general and administrative expenses required to support the new business expansion. Commission expenses were $33.1 million, $19.1 million and $18.8 million for the years ended December 2000, 1999 and 1998, respectively.
Lease expenses increased to $2.1 million, $1.9 million and $1.3 million for the years ended December 2000, 1999 and 1998, respectively. All other underwriting expenses consisted of $21.4 million, $13.9 million and $15.5 million for the years ended December 2000, 1999 and 1998, respectively.

   Life Insurance
     Operating expenses, before intercompany eliminations, were $29.0 million, $23.1 million and $20.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. Commissions have increased $7.3 million and $9.1 million in 2000 and 1999, respectively, primarily due to the increase in Medicare supplement premiums. General and administrative expenses net of fees collected decreased $1.4 million and $0.5 million in 2000 and 1999, respectively.

Consolidated Cost of Sales
     Cost of sales was $117.2 million, $112.0 million and $106.8 million in fiscal years 2001, 2000 and 1999, respectively. Increased material costs and a higher sales volume related to moving support items contributed to the increases in both fiscal years 2001 and 2000.

Consolidated Benefits and Losses
     Benefits and losses were $283.4 million, $209.6 million and $176.6 million in fiscal years 2001, 2000 and 1999, respectively. Details by material segment follow:

   Property and Casualty
     Benefits and losses incurred were $204.1 million, $150.5 million and $118.9 million for the years ended December 31, 2000, 1999 and 1998, respectively. The increase from 1999 to 2000 resulted from two new general agency programs and reserve strengthening in existing rental industry, assumed treaty reinsurance and general agency programs. The increase from 1998 to 1999 resulted from the increased assumed treaty reinsurance claims as well as an arbitration loss. The arbitration loss caused $6.3 million of previously ceded reserves to be brought back into RepWest's retention.

   Life Insurance
     Benefits incurred were $79.2 million, $59.0 million and $57.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. The increase is primarily due to Medicare supplement benefits incurred, which accounts for $16.7 million and $21.2 million of benefit increases in 2000 and 1999, respectively. These increases are due to larger volumes of business and poor experience on blocks no longer actively marketed. Credit insurance benefits increased from $2.1 million and $2.8 million in 2000 and 1999, respectively due to the increase in volume written and retained. Benefits from other health lines increased $2.5 million and $0.5 million in 2000 and 1999, respectively as volume increased and loss experience worsened. Annuity and life benefits decreased $1.1 million and $2.1 million in 2000 and 1999, respectively. The sale of NAFCIC reduced benefits $0.9 million from 1998.

Consolidated Amortization of Deferred Acquisition Costs
     Amortization of deferred acquisition costs (DAC) and the value of business acquired (VOBA) was $35.9 million, $35.0 million and $31.7 million in fiscal years 2001, 2000 and 1999, respectively. DAC consists of commissions and other policy acquisition costs, which vary with and are primarily related to the production of new business. The prior year end commissions and other related expenses are recognized ratably over the remainder of the policy year. Details by material segment follow:

   Property and Casualty
     The prior year-end commissions and other related expenses are amortized over the following year. The amortization expense was $16.3 million, $13.4 million and $7.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. The increase from 1999 to 2000 is mainly due to the amortization of Assumed Treaty expenses that were deferred in the 1999 year. The increase from 1998 to 1999 is due mainly to RepWest's subsidiary company's DAC expense, which increased to $3.8 million from $0.2 million in 1998. This was due to a change in classification of the amortization expense of the subsidiary to RepWest capitalization.

   Life Insurance
     The VOBA asset relates to the future profits of insurance policies in force at the date of the NAI and CFLIC acquisitions. Amortization of DAC and VOBA was $19.6 million, $21.6 million and $24.3 million for the years ended December 31, 2000, 1999 and 1998, respectively. These costs are amortized as the premium is earned over the term of the policy. Amortization decreased $2.0 million from 1999 due to the annuity and credit segments and decreased $3.0 million from 1998 due to the sale of NAFCIC.

Consolidated Lease Expense
     Lease expense was $178.5 million, $136.0 million and $118.7 million in fiscal years 2001, 2000 and 1999, respectively. Details by material segment follow:

   Moving and Storage Operations
     Lease expense was $166.2 million, $132.4 million and $118.4 million in fiscal years 2001, 2000 and 1999, respectively. The continued increase reflects additional leasing activity of rental equipment.

   Real Estate Operations
     Lease expense before intercompany eliminations, for real estate operations was $11.6 million, $3.0 million and $0.1 million for the fiscal years 2001, 2000 and 1999, respectively. The continued increase in fiscal year 2001 and fiscal year 2000 over the prior years reflects payments under an operating lease facility with a number of financial institutions whereby the Company is both lessee and construction agent developing storage properties.

Consolidated Depreciation Expense, net
     Depreciation expense, net was $88.1 million, $87.6 million and $73.1 million in fiscal years 2001, 2000 and 1999, respectively. Details by material segment follow:

   Moving and Storage Operations
     Depreciation expense, net was $82.7 million, $79.0 million and $61.0 million in fiscal years 2001, 2000 and 1999, respectively. The increase in fiscal years 2001 and 2000 reflects an increase in depreciation expense on the rental truck fleet.

   Real Estate Operations
     Depreciation expense, net was $5.3 million, $8.6 million and $12.0 million in fiscal years 2001, 2000 and 1999, respectively. The decrease in fiscal year 2001 reflects an increase in gains from the disposition of property, plant and equipment. The decrease in fiscal year 2000 reflects an increase in gains from the disposition of property, plant and equipment and a decrease in depreciation on buildings and non-rental equipment.

Consolidated Earnings from Operations
     Earnings from operations were $111.8 million, $184.3 million and $171.3 million in fiscal years 2001, 2000 and 1999, respectively. Details by material segment follow:

   Moving and Storage Operations
     Earnings from operations, before intercompany eliminations, were $73.7 million, $102.0 million and $87.0 million in fiscal years 2001, 2000 and 1999, respectively. The decrease in fiscal year 2001 is due to increased transactions, offset by increased operating and lease expenses. In fiscal year 2000, increased rental transactions, offset by corresponding expenses, contributed to the earnings gain.

   Real Estate Operations
     Earnings from operations, before intercompany eliminations, were $65.8 million, $64.7 million and $60.3 million in fiscal years 2001, 2000 and 1999, respectively. The increase in fiscal year 2001 is mainly related to higher net investment interest income. A decrease in intercompany management fees charged contributed to the earnings increase for fiscal year 2000.

   Property and Casualty
     Earnings (loss) from operations were $(29.9) million, $7.9 million and $19.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in 2000 was due to reserve strengthening and losses on two new general agency programs as well as the write downs of fixed maturity investments whose declines in value were determined to be other than temporary. The 1998 to 1999 decrease resulted mainly from RepWest's writing off the 1995 American Bonding receivable, lower than forecasted premium volume in 1999 and higher than expected losses on the agricultural business.

   Life Insurance
     Earnings from operations were $7.0 million, $14.2 million and $12.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in 2000 from both 1999 and 1998 was due to write downs of fixed maturity investments whose declines in value were determined to be other than temporary and poor Medicare supplement loss experience. The increase in earnings from 1998 to 1999 was due to improved investment returns and improved loss experience on the credit insurance business.

Consolidated Interest Expense
     Interest expense was $87.8 million, $81.5 million and $73.7 million in fiscal years 2001, 2000 and 1999, respectively. The increase can be attributed to an increase in the average cost of debt in fiscal year 2001 over the past two fiscal years. The average debt level outstanding continued to increase in fiscal year 2001 compared to fiscal years 2000 and 1999.

Consolidated Extraordinary Loss on the Extinguishment of Debt

     During fiscal year 2001, AMERCO extinguished $100.0 million of 6.89% Bond Backed Asset Trust certificates (BATs) originally due in fiscal year 2011 and $25.0 million of 6.7% Medium-Term notes originally due in fiscal year 2009. This resulted in an extraordinary loss of $2.1 million, net of tax of $1.2 million ($0.10 per share).

     During fiscal year 2000, AMERCO extinguished $100.0 million of 6.65% Bond Backed Asset Trust certificates (BATs) originally due in fiscal year 2030 and $50.0 million of 7.05% to 7.10% Medium-Term notes originally due in fiscal year 2007. This resulted in an extraordinary loss of $0.3 million, net of tax of $0.2 million ($0.02 per share).


Consolidated Earnings
     As a result of the foregoing, pretax earnings totaled $24.0 million, $102.7 million and $97.6 million in fiscal years 2001, 2000 and 1999, respectively. After providing for income taxes, earnings from operations were $15.1 million, $65.8 million and $62.5 million in fiscal years 2001, 2000 and 1999, respectively. Following deductions for an extraordinary loss from the early extinguishment of debt, net earnings were $13.0 million, $65.5 million and $62.5 million in fiscal years 2001, 2000 and 1999, respectively.

Quarterly Results
     The table on page 24 presents unaudited quarterly results for the eight quarters in the period beginning April 1, 1999 and ending March 31, 2001.
The Income Statement amounts for the quarter ended December 31, 2000 have been restated to increase the net loss by $.10 per share due to necessary revisions of certain fixed asset transactions. The restated loss per share was $1.05 for the third quarter fiscal year 2001 as compared to $.95 as reported. AMERCO believes that all necessary adjustments have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the consolidated financial statements incorporated herein by reference. U-Haul moving and storage operations are seasonal and proportionally more of AMERCO's revenues and net earnings from its U-Haul moving and storage operations are generated in the first and second quarters of each fiscal year (April through September). The operating results for the periods presented are not necessarily indicative of results for any future period.

                                            Quarter Ended
                                ----------------------------------------------
                                   Jun 30      Sep 30      Dec 31      Mar 31
                                     2000        2000        2000        2001
                                                          (Restated)
                                ----------------------------------------------
                                (in thousands, except share and per share data)
Total revenues                 $   459,437     502,906     425,977     425,318
Earnings from operations
  before extraordinary loss
  on early extinguishment
  of debt (4)                  $    37,612      41,233     (17,109)    (46,650)
Net earnings (loss)            $    37,612      41,233     (19,230)    (46,650)
Weighted average common
  shares outstanding
    Basic                       21,718,988  21,489,970  21,406,688  21,326,015
Earnings (loss) from operations
  before extraordinary loss
  on early extinguishment
  of debt per common
  share (1) (4)                $      1.58        1.77       (0.95)      (2.34)
Earnings (loss) per common
  share
    Basic                      $      1.58        1.77       (1.05)      (2.34)

                                            Quarter Ended
                                ----------------------------------------------
                                   Jun 30      Sep 30      Dec 31      Mar 31
                                     1999        1999        1999        2000
                                ----------------------------------------------
                                (in thousands, except share and per share data)
Total revenues                 $   439,513     462,926     382,597     398,581
Earnings from operations
  before extraordinary loss
  on early extinguishment
  of debt (2)                  $    42,307      42,127      (9,325)     (9,284)
Net earnings (loss)            $    42,307      42,127      (9,325)     (9,618)
Weighted average common
  shares outstanding
    Basic                       21,953,199  21,964,452  21,975,889  21,844,020
    Diluted                     22,953,199  22,131,119         -           -
Earnings (loss) from operations
  before extraordinary loss
  on early extinguishment
  of debt per common
  share (1) (2) (3)            $      1.77        1.77       (0.57)      (0.58)
Earnings (loss) per common
  share
    Basic                      $      1.77        1.77       (0.57)      (0.60)
    Diluted                    $      1.70        1.76          -           -

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

(3) Reflects the redemption of $25 million shares of Series B preferred stock in fiscal year 2000.

(4) During fiscal year 2001, AMERCO extinguished $100.0 million of 6.89% BATs originally due in fiscal year 2011 and $25.0 million of 6.71% Medium-Term Notes originally due in fiscal year 2009. This resulted in an extraordinary loss of $2.1 million, net of tax of $1.2 million ($0.10 per share).

Stockholder Litigation
     AMERCO has deducted for income tax purposes approximately $372.0 million of the payments made to former shareholders in a stockholder lawsuit. While AMERCO believes that such income tax deductions are appropriate, there can be no assurance that such deductions ultimately will be allowed in full. Reference is made to Note 15 in Notes to Consolidated Financial Statements in Item 8 for a discussion of the stockholder litigation.

Other
     New pronouncements issued by the Financial Accounting Standards Board adopted during the year are not material to the consolidated financial statements of AMERCO. Further, pronouncements with future effective dates are either not applicable or not material to the consolidated financial statements of AMERCO.

      ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
     In the normal course of business, AMERCO is exposed to fluctuations in interest rates. AMERCO manages such exposure by the use of a variety of derivative financial instruments when deemed prudent. AMERCO does not enter into leveraged financial transactions or use derivative financial instruments for trading purposes. The exposure to market risk for changes in interest rates relates primarily to debt obligations. AMERCO's objective is to mitigate the impact of changes in interest rates on its variable rate debt. AMERCO uses interest rate swap agreements to provide for matching the gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of hedged asset or liability attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. See Note 5 of Notes to Consolidated Financial Statements in Item 8. A fluctuation of the interest rate by 100 basis points would change AMERCO's interest expense by $1.0 million.

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


              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Report of Independent Accountants and Consolidated Financial Statements of AMERCO, including the notes to such statements and the related schedules, are set forth on pages 31 through 80 and are thereby incorporated herein.


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

                                    PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

     Information regarding (i) directors and executive officers of AMERCO is set forth under the captions "Election of Directors" and "Executive Officers of the Company", and (ii) compliance with Section 16(a) is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in AMERCO's Proxy Statement relating to the 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement") portions of which are incorporated by reference into this Form 10-K Report, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended. With the exception of the foregoing information and other information specifically incorporated by reference into this report, the 2001 Proxy Statement is not being filed as a part hereof.

                        ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is set forth under the caption "Executive Compensation" in the 2001 Proxy Statement, which information is incorporated herein by reference; provided, however, that the "Board Report on Executive Compensation" and the "Performance Graph" contained in the 2001 Proxy Statement are not incorporated by reference herein.

               ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement, which information is incorporated herein by reference.

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions of management is set forth under the captions "Certain Relationships and Related Transactions" in the 2001 Proxy Statement, which information is incorporated herein by reference.

                                     PART IV

              ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                               REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:
                                                           Page No.
                                                           -------
   1.  Financial Statements

       Report of Independent Accountants                      31
       Consolidated Balance Sheets -
         March 31, 2001 and 2000                              32
       Consolidated Statements of Earnings -
         Years ended March 31, 2001, 2000 and 1999            34
       Consolidated Statements of Changes in Stockholders'
         Equity - Years ended March 31, 2001, 2000 and 1999 36 Consolidated Statements of Comprehensive Income -
         Years ended March 31, 2001, 2000 and 1999            38
       Consolidated Statements of Cash Flows - Years ended
         March 31, 2001, 2000 and 1999                        39
       Notes to Consolidated Financial Statements             41

   2.  Additional Information

       Summary of Earnings of Independent Trailer Fleets      73
       Notes to Summary of Earnings of Independent
         Trailer Fleets                                       74

   3. Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 14

       Condensed Financial Information of Registrant --
         Schedule I                                           76
       Supplemental Information (For Property-Casualty
         Insurance Underwriters) -- Schedule V                80

   All other schedules are omitted as the required information is not applicable or the information is presented in the financial statements or related notes thereto.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c)  Exhibits

       Exhibit No.              Description
       -----------              -----------

          2.1     Order Confirming Plan (1)
          2.2     Second Amended and Restated Debtor's Plan of
                    Reorganization Proposed by Edward J. Shoen (1)
          3.1     Restated Articles of Incorporation (2)
          3.2     Restated By-Laws of AMERCO as of August 27, 1996 (3)
          4.1     Debt Securities Indenture dated May 1, 1996 (1)
          4.2     First Supplemental Indenture, dated as of May 6, 1996 (4)
          4.3     Rights Agreement, dated as of August 7, 1998 (13)
          4.5     Second Supplemental Indenture, dated as of October 22, 1997
                    (11)
          4.6     Calculation Agency Agreement (11)
          4.7 6.65%-AMERCO Series 1997 A Bond Backed Asset Trust Certificates ("BATs") due October 15, 1999 (11)
          4.8     Indenture dated September 10, 1996 (9)
          4.9     First Supplemental Indenture dated September 10, 1996 (9)
          4.10    Senior Indenture dated April 1, 1999 (14)
          4.11    First Supplemental Indenture dated April 5, 1999 (14)
          4.12    Second Supplemental Indenture dated February 4, 2000 (15)
         10.1*    AMERCO Employee Savings, Profit Sharing and
                    Employee Stock Ownership Plan
         10.1A*   First Amendment to the AMERCO Employee Savings, Profit Sharing
                    and Employee Stock Ownership Plan
         10.2     U-Haul Dealership Contract (5)
         10.3     Share Repurchase and Registration Rights Agreement with
                    Paul F. Shoen (5)
         10.4     AMERCO Stock Option and Incentive Plan (5)
         10.5     ESOP Loan Credit Agreement (6)
         10.6     ESOP Loan Agreement (6)
         10.7     Trust Agreement for the AMERCO Employee Savings,
                    Profit Sharing and Employee Stock Ownership Plan (6)
         10.8     Amended Indemnification Agreement (6)
         10.9     Indemnification Trust Agreement (6)
         10.10    Promissory Note between SAC Holding Corporation
                    and a subsidiary of AMERCO (12)
         10.11    Promissory Notes between Four SAC Self-Storage Corporation and a subsidiary of AMERCO (12)
         10.12    Management Agreement between Three SAC Self-Storage
                    Corporation and a subsidiary of AMERCO (12)
         10.13    Management Agreement between Four SAC Self-Storage Corporation and a subsidiary of AMERCO (12)
         10.14    Agreement, dated October 17, 1995, among AMERCO, Edward J.
                    Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds and William E. Carty (8)
         10.15    Directors' Release, dated October 17, 1995, executed by
                    Edward J. Shoen, James P. Shoen, Aubrey K. Johnson,
                    John M. Dodds and William E. Carty in favor of AMERCO (8)
         10.16    AMERCO Release, dated October 17, 1995, executed by AMERCO in favor of Edward J. Shoen, James P. Shoen, Aubrey K.
                    Johnson, John M. Dodds and William E. Carty (8)
         10.21    Management Agreement between Five SAC Self-Storage
                    Corporation and a subsidiary of AMERCO (16)
         10.22    Management Agreement between Eight SAC Self-Storage
                    Corporation and a subsidiary of AMERCO (16)
         10.23    Management Agreement between Nine SAC Self-Storage
                    Corporation and a subsidiary of AMERCO (16)
         10.24    Management Agreement between Ten SAC Self-Storage Corporation and a subsidiary of AMERCO (16)
         10.25    Management Agreement between Six-A SAC Self-Storage
                    Corporation and a subsidiary of AMERCO (17)
         10.26    Management Agreement between Six-B SAC Self-Storage
                    Corporation and a subsidiary of AMERCO (17)

* Indicates compensatory plan arrangement

         10.27    Management Agreement between Six-C SAC Self-Storage
                    Corporation and a subsidiary of AMERCO (17)
         10.28    Management Agreement between Eleven SAC Self-Storage
                    Corporation and a subsidiary of AMERCO (17)
         10.29    Management Agreement between Twelve SAC Self-Storage
                    Corporation and a subsidiary of AMERCO (18)
         10.30    Management Agreement between Thirteen SAC Self-Storage
                    Corporation and a subsidiary of AMERCO (18)
         10.31    Management Agreement between Fourteen SAC Self-Storage
                    Corporation and a subsidiary of AMERCO (18)
         10.32    Management Agreement between Fifteen SAC Self-Storage
                    Corporation and a subsidiary of AMERCO (19)
         10.33    Management Agreement between Sixteen SAC Self-Storage
                    Corporation and a subsidiary of AMERCO (19)
         10.34    Management Agreement between Seventeen SAC Self-Storage
                    Corporation and a subsidiary of AMERCO
         12       Statements Re:  Computation of Ratios
         21       Subsidiaries of AMERCO
         23       Consent of Independent Accountants
________________

(1) Incorporated by reference to AMERCO's Registration Statement on Form S-3, Registration no. 333-1195.
(2) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, file no. 1-11255.
(3) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file no. 1-11255.
(4) Incorporated by reference to AMERCO's Current Report on Form 8-K, dated May 6, 1996, file no. 1-11255.
(5) Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 1993, file no. 1-11255.
(6) Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255.
(7) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, file no. 1-11255.
(8) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, file no. 1-11255.
(9) Incorporated by reference to AMERCO's Current Report on Form 8-K dated September 6, 1996, file no. 1-11255.
(10) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, file no. 1-11255.
(11) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, file no. 1-11255.
(12) Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 1997, file no. 1-11255.
(13) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, file no. 1-11255.
(14) Incorporated by reference to AMERCO's Current Report on Form 8-K dated April 5, 1999, file no. 1-11255.
(15) Incorporated by reference to AMERCO's Current Report on Form 8-K dated February 4, 2000, file no. 1-11255.
(16) Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 1999, file no. 1-11255.
(17) Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 2000, file no. 1-11255.
(18) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, file no. 1-11255.
(19) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, file no. 1-11255.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



To the Board of Directors
and Stockholders of AMERCO

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 28 of this Form 10-K present fairly, in all material respects, the financial position of AMERCO and its subsidiaries at March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(3) on page 28 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company implemented Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" in fiscal 1999.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Summary of Earnings of Independent Trailer Fleets included on pages 72 through 73 of this Form 10-K is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



PricewaterhouseCoopers LLP

Phoenix, Arizona
June 29, 2001

                     AMERCO AND CONSOLIDATED SUBSIDIARIES

                         Consolidated Balance Sheets

                                 March 31,


Assets                                                  2001            2000
                                                   --------------------------
                                                           (in thousands)


Cash and cash equivalents                         $    52,778          48,435
Trade receivables, net                                252,890         197,992
Notes and mortgage receivables, net                    65,531          49,866
Inventories, net                                       84,005          84,614
Prepaid expenses                                       14,416          17,822
Investments, fixed maturities                         952,482         890,629
Investments, other                                    464,958         314,890
Deferred policy acquisition costs                      99,807          88,402
Other assets                                           34,553          49,913
                                                    -------------------------

Property, plant and equipment, at cost:
   Land                                               197,281         197,956
   Buildings and improvements                         832,372         853,403
   Furniture and equipment                            282,362         263,694
   Rental trailers and other rental equipment         181,159         210,472
   Rental trucks                                    1,037,653       1,035,585
                                                    -------------------------
                                                    2,530,827       2,561,110
   Less accumulated depreciation                    1,168,183       1,178,448
                                                    -------------------------

     Total property, plant and equipment            1,362,644       1,382,662
                                                    -------------------------


























Total Assets                                      $ 3,384,064       3,125,225
                                                    =========================




The accompanying notes are an integral part of these consolidated financial statements.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

                                   March 31,


Liabilities and Stockholders' Equity                    2001            2000
                                                    -------------------------
                                                      (in thousands, except
                                                    share and per share data)
Liabilities:
   Accounts payable and accrued expenses          $   151,192         152,654
   Notes and loans payable                          1,156,848       1,137,840
   Policy benefits and losses, claims and
     loss expenses payable                            668,830         548,043
   Liabilities from premium deposits                  522,207         461,673
   Cash overdraft                                      26,484          30,460
   Other policyholders' funds and liabilities          79,172          70,207
   Deferred income                                     24,546          29,641
   Deferred income taxes                              139,419         109,413
                                                    -------------------------
          Total liabilities                         2,768,698       2,539,931

Stockholders' equity:
   Serial preferred stock, with or without par
     value, 50,000,000 shares authorized -
     Series A preferred stock, with no par
       value, 6,100,000 shares authorized;
       6,100,000 shares issued and
       outstanding as of March 31, 2001
       and 2000                                           -               -
     Series B preferred stock, with no par
       value, 100,000 shares authorized;
       none issued and outstanding as of
       March 31, 2001 and 2000                            -               -
   Serial common stock, with or without par
     value, 150,000,000 shares authorized -
     Series A common stock of $0.25 par
       value, 10,000,000 shares authorized;
       5,762,495 shares issued as of
       March 31, 2001 and 2000                          1,441           1,441
   Common stock of $0.25 par value,
     150,000,000 shares authorized;
     36,487,505 issued as of
     March 31, 2001 and 2000                            9,122           9,122
   Additional paid-in capital                         312,128         275,242
   Accumulated other comprehensive income             (40,709)        (42,317)
   Retained earnings                                  755,174         755,172
   Cost of common shares in treasury, net
     (20,321,363 and 19,840,613 shares as of
      March 31, 2001 and 2000, respectively)         (406,617)       (397,000)
     Unearned employee stock ownership
       plan shares                                    (15,173)        (16,366)
                                                    -------------------------
          Total stockholders' equity                  615,366         585,294

Contingent liabilities and commitments              _________________________

Total Liabilities and Stockholders' Equity        $ 3,384,064       3,125,225
                                                    =========================




The accompanying notes are an integral part of these consolidated financial statements.

                     AMERCO AND CONSOLIDATED SUBSIDIARIES

                       Consolidated Statements of Earnings

                              Years ended March 31,


                                              2001         2000         1999
                                     ----------------------------------------
                                                      (in thousands)


Revenues
  Rental revenue                       $  1,204,959    1,150,532    1,074,220
  Net sales                                 194,320      188,816      181,273
  Premiums                                  323,198      262,057      226,847
  Net investment and interest income         91,161       82,212       73,372
                                          -----------------------------------
       Total revenues                     1,813,638    1,683,617    1,555,712

Costs and expenses
  Operating expenses                        998,794      919,093      877,566
  Cost of sales                             117,212      111,975      106,789
  Benefits and losses                       283,366      209,592      176,560
  Amortization of deferred
    acquisition costs                        35,946       34,987       31,721
  Lease expense                             178,458      136,044      118,742
  Depreciation, net                          88,091       87,647       73,066
                                          -----------------------------------
       Total costs and expenses           1,701,867    1,499,338    1,384,444

Earnings from operations                    111,771      184,279      171,268

  Interest expense                           87,773       81,532       73,658
                                          -----------------------------------

Pretax earnings                              23,998      102,747       97,610

Income tax expense                           (8,912)     (36,922)     (35,101)
                                          -----------------------------------
Earnings from operations before
  extraordinary loss on early
  extinguishment of debt                     15,086       65,825       62,509
Extraordinary loss on early
  extinguishment of debt, net                (2,121)        (334)         -
                                          -----------------------------------
      Net earnings                     $     12,965       65,491       62,509
                                          ===================================











The accompanying notes are an integral part of these consolidated financial statements.

                     AMERCO AND CONSOLIDATED SUBSIDIARIES

                              Years ended March 31,


                                              2001         2000         1999
                                     ----------------------------------------
                                                 (in thousands, except
                                               share and per share data)
Basic earnings per common share:
  Earnings from operations before
    extraordinary loss on early
    extinguishment of debt             $       0.10         2.39         2.07
  Extraordinary loss on early
    extinguishment of debt, net               (0.10)       (0.02)         -
                                           ----------------------------------
      Net earnings                     $       0.00         2.37         2.07
                                           ==================================

Diluted earnings per common share:
  Earnings from operations before
    extraordinary loss on early
    extinguishment of debt             $       0.10         2.38         2.07
  Extraordinary loss on early
    extinguishment of debt, net               (0.10)       (0.02)         -
                                           ----------------------------------
      Net earnings                     $       0.00         2.36         2.07
                                           ==================================


Weighted average common shares
  outstanding:
    Basic                                  21,486,370   21,934,390   21,937,686
                                           ====================================
    Diluted                                21,486,370   22,226,057   23,940,623
                                           ====================================





















The accompanying notes are an integral part of these consolidated financial statements.

                     AMERCO AND CONSOLIDATED SUBSIDIARIES

          Consolidated Statements of Changes in Stockholders' Equity

                            Years ended March 31,


                                              2001         2000         1999
                                      ---------------------------------------
                                                  (in thousands, except
                                                share and per share data)

Series A common stock of $0.25 par value:
  10,000,000 shares authorized; 5,762,495
  shares issued in 2001, 2000 and 1999
    Beginning and end of year             $   1,441        1,441        1,441
                                            ---------------------------------

Common stock of $0.25 par value:
  150,000,000 shares authorized;
  36,487,505 shares issued in
  2001, 2000 and 1999
    Beginning and end of year                 9,122        9,122        9,122
                                            ---------------------------------

Additional paid-in capital:
    Beginning of year                       275,242      299,905      313,444
      Repurchase of preferred stock             -        (25,000)     (50,000)
      Gain on sale of property to
        related party, net                   36,790          -         35,996
      Issuance of common shares under
        leveraged employee stock
        ownership plan                           96          337          465
                                            ---------------------------------
    End of year                             312,128      275,242      299,905
                                            ---------------------------------

Accumulated other comprehensive income:
    Beginning of year                       (42,317)     (17,740)      (9,384)
      Foreign currency translation           (7,252)      (2,899)      (6,736)
      Fair market value of cash
        flow hedge                           (1,185)       2,192       (3,631)
      Unrealized gain (loss) on
        investments                          10,045      (23,870)       2,011
                                            ---------------------------------

    End of year                             (40,709)     (42,317)     (17,740)
                                            ---------------------------------











The accompanying notes are an integral part of these consolidated financial statements.

                     AMERCO AND CONSOLIDATED SUBSIDIARIES

                             Years ended March 31,


                                              2001         2000         1999
                                      ---------------------------------------
                                                  (in thousands, except
                                                share and per share data)
Retained earnings:
    Beginning of year                       755,172      703,322      658,227
      Net earnings                           12,965       65,491       62,509
      Preferred stock dividends paid:
        Series A ($2.13 per share for
          2001, 2000 and 1999)              (12,963)     (12,964)     (12,964)
        Series B ($27.14 and $97.44
          per share for 2000 and
          1999, respectively)                   -           (677)      (4,450)
                                            ---------------------------------

    End of year                             755,174      755,172      703,322
                                            ---------------------------------

Less Treasury stock:
    Beginning of year                       397,000      363,533      359,723
      Net increase                            9,617       33,467        3,810
                                            ---------------------------------

    End of year                             406,617      397,000      363,533
                                            ---------------------------------

Less Unearned employee stock
  ownership plan shares:
    Beginning of year                        16,366       16,492       18,068
      Purchase of shares                         46        1,002          401
      Repayments from loan                   (1,239)      (1,128)      (1,977)
                                            ---------------------------------

    End of year                              15,173       16,366       16,492
                                            ---------------------------------

Total stockholders' equity                $ 615,366      585,294      616,025
                                            =================================















The accompanying notes are an integral part of these consolidated financial statements.

                     AMERCO AND CONSOLIDATED SUBSIDIARIES

                Consolidated Statements of Comprehensive Income

                             Years ended March 31,


                                                    2001      2000      1999
                                                   --------------------------
                                                         (in thousands)
Comprehensive income:
  Net earnings                                   $ 12,965    65,491    62,509
   Other comprehensive income
    Foreign currency translation                   (7,252)   (2,899)   (6,736)
    Fair market value of cash flow hedges          (1,185)    2,192    (3,631)
    Unrealized gain (loss) on investments          10,045   (23,870)    2,011
                                                   --------------------------

    Total comprehensive income                   $ 14,573    40,914    54,153
                                                   ==========================



































The accompanying notes are an integral part of these consolidated financial statements.

                     AMERCO AND CONSOLIDATED SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                             Years ended March 31,


                                                    2001      2000      1999
                                                 ----------------------------
                                                         (in thousands)
Cash flows from operating activities:
Net earnings                                   $   12,965    65,491    62,509
  Depreciation and amortization                   144,185   135,481   114,102
  Provision for losses on accounts
    receivable                                      3,286     4,601     4,648
  Net gain on sale of real and
    personal property                             (16,776)   (8,705)     (524)
  Gain on sale of investments                      12,931      (873)   (3,372)
  Changes in policy liabilities
    and accruals                                   54,921    15,326   (23,448)
  Additions to deferred policy
    acquisition costs                             (42,535)  (31,804)  (40,859)
  Net change in other operating
    assets and liabilities                        (42,924)   58,140    46,493
                                                  ---------------------------
Net cash provided by operating activities         126,053   237,657   159,549

Cash flows from investing activities:
  Purchases of investments:
    Property, plant and equipment                (358,917) (417,647) (298,495)
    Fixed maturities                             (122,863) (158,304) (213,107)
    Common stock                                  (31,773)      -      (2,553)
    Preferred stock                                   -        (369)  (21,700)
    Other asset investment                         (5,915)      -         -
    Real estate                                    (5,938)      (70)     (334)
    Mortgage loans                                (24,084)  (27,367)  (93,243)
  Proceeds from sales of investments:
    Property, plant and equipment                 157,091   242,699   105,526
    Fixed maturities                              152,761   133,915   223,114
    Common stock                                      -         -       2,571
    Preferred stock                                   372       968     3,538
    Real estate                                     1,557     1,672     5,622
    Mortgage loans                                 22,463    11,555    21,826
  Changes in other investments                     88,506    31,269    62,453
                                                  ---------------------------
Net cash used by investing activities            (126,740) (181,679) (204,782)








The accompanying notes are an integral part of these consolidated financial statements.

                     AMERCO AND CONSOLIDATED SUBSIDIARIES

                            Years ended March 31,


                                                    2001      2000      1999
                                                 ----------------------------
                                                         (in thousands)
Cash flows from financing activities:
  Net change in short-term borrowings             156,070  (146,836)  135,836
  Proceeds from notes                                 -     350,000       -
  Debt issuance costs                              (1,228)   (8,285)     (415)
  Leveraged Employee Stock Ownership Plan:
    Purchase of shares                                (46)   (1,002)     (401)
    Repayments from loan                            1,239     1,128     1,977
  Principal payments on notes                    (137,062) (180,072)  (46,411)
  Repurchase of preferred stock                       -     (25,000)  (50,000)
  Extraordinary loss on early
    extinguishment of debt, net                    (2,121)     (334)      -
  Net change in cash overdraft                     (3,976)    2,291     6,755
  Preferred stock dividends paid                  (12,963)  (13,641)  (17,414)
  Treasury stock acquisitions, net                 (9,617)  (33,467)   (3,810)
  Investment contract deposits                     87,687    63,978    93,688
  Investment contract withdrawals                 (72,953)  (60,808)  (61,673)
                                                 ----------------------------

Net cash provided (used) by
  financing activities                              5,030   (52,048)   58,132
                                                 ----------------------------

Increase (decrease) in cash
  and cash equivalents                              4,343     3,930    12,899
Cash and cash equivalents at
  beginning of year                                48,435    44,505    31,606
                                                 ----------------------------
Cash and cash equivalents at
  end of year                                  $   52,778    48,435    44,505
                                                 ============================




Summary of Non-cash investing and financing
  activity:  An investment was received in
  exchange for the sale of storage properties
  from a related party.                        $   98,530      -   $   99,685

















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

     RepWest and Oxford have been consolidated on the basis of calendar years ended December 31. Accordingly, all references to the years 2000, 1999, and 1998 and correspond to AMERCO's fiscal years 2001, 2000, and 1999, respectively.

     The operating results and financial position of AMERCO's consolidated insurance operations are determined as of December 31 of each year. There were no effects related to intervening events between January 1 and March 31 of 2001, 2000, or 1999 that would materially affect the consolidated financial position or results of operations for the financial statements presented herein. See Note 20 of Notes to Consolidated Financial Statements for additional information regarding the insurance subsidiaries.

DESCRIPTION OF BUSINESS
     Moving and self-storage operations consist of the rental of trucks and trailers, sale of moving supplies, trailer hitches and propane and the rental of self-storage spaces to the do-it-yourself mover. Operations are under the registered tradename U-Haul REGISTERED TRADEMARK throughout the United States and Canada.

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

     RepWest originates and reinsures property and casualty type insurance products for various market participants, including independent third parties, U-Haul's customers, independent dealers and AMERCO.

     Oxford originates and reinsures annuities, credit life and disability, life insurance, and supplemental health products. Oxford also administers the self-insured employee health and dental plans for AMERCO.

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

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

CASH AND CASH EQUIVALENTS
     AMERCO considers liquid investments with an original maturity of three months or less to be cash equivalents (zero as of March 31, 2001 and 2000, respectively).

RECEIVABLES
     Accounts receivable include trade accounts from customers and dealers. RepWest and Oxford receivables include premiums and agents' balances due, net of commissions payable and amounts due from ceding reinsurers. Accounts receivable are reduced by amounts considered by management to be uncollectible based on historical collection loss experience and a review of the current status of existing receivables.

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

     Held-to-maturity - recorded at cost adjusted for the amortization of premiums or accretion of discounts.
     Available-for-sale - recorded at fair value with unrealized gains or losses reported on a net basis in the Consolidated Statements of Changes in Stockholders' Equity unless such changes are deemed to be other than temporary. Gains and losses on the sale of these securities are reported as a component of revenues using the specific identification method.
     Trading portfolio - AMERCO does not currently maintain a trading portfolio. Mortgage loans & notes on real estate held by AMERCO's subsidiaries - at unpaid balances, net of allowance for possible losses and any unamortized premium or discount.
     Real estate - at cost less accumulated depreciation.
     Policy loans - at their unpaid balance.

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

     RepWest - costs are amortized over the related contract period which generally do not exceed one year.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment are carried at cost and are depreciated on the straight-line and accelerated methods over the estimated useful lives of the assets. Building and non-rental equipment have estimated lives ranging from three to fifty-five years, while rental equipment have estimated lives ranging from one to twenty years. Maintenance is charged to operating expenses as incurred, while renewals and betterments are capitalized. Major overhaul costs are amortized over the estimated period benefited. Gains and losses on dispositions are netted against depreciation expense when realized. Interest costs incurred as part of the initial construction of assets are capitalized. Interest expense of $2,450,000, $1,359,000 and $909,000 was capitalized during fiscal years 2001, 2000 and 1999, respectively. During fiscal year 2001, based on an in-depth market analysis, U-Haul decreased the estimated salvage value and increased the useful lives of certain service vehicles, rental trucks and engines. The effect of the change increased net earnings for fiscal year 2001 by $1,490,000 ($0.07 per share). The adjustment reflects management's best estimate, based on information available, of the estimated salvage value and useful lives of these service vehicles, rental trucks and engines.

     AMERCO reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable through expected undiscounted future operating cash flows.

     The carrying value of AMERCO's real estate that is no longer necessary for use in its current operations, and available for sale/lease, at March 31, 2001 and 2000, was approximately $27,691,000 and $27,732,000, respectively. Such properties available for sale are carried at cost, less accumulated depreciation, which is less than fair market value.

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

For the years ended March 31, 2001, 2000 and 1999, AMERCO recognized $16,000 and $27,000 as interest income and $89,000 as interest expense, respectively, representing the ineffectiveness of the cash flow hedging activity.

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

Fair value summary of note and mortgage receivables:

                          March 31, 2001                March 31, 2000
                     ----------------------        ----------------------
                     Carrying    Estimated         Carrying    Estimated
                       value     fair value          value     fair value
                     ----------------------        ----------------------
                          (in thousands)                (in thousands)
                    $  15,214      18,484         $  21,230       27,268
                    =======================        ======================

     Other financial instruments that are subject to fair value disclosure requirements are carried in the financial statements at amounts that approximate fair value, unless elsewhere disclosed. See below, as well as Notes 4 and 5 of Notes to Consolidated Financial Statements.

     AMERCO's financial instruments that are exposed to concentrations of credit risk consist primarily of temporary cash investments, trade receivables and notes receivable. AMERCO places its temporary cash investments with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers and their dispersion across many different industries and geographic areas. As discussed in Note 2 of Notes to Consolidated Financial Statements, at March 31, 2001 and 2000, notes receivable are primarily due from one related party.

POLICY BENEFITS AND LOSSES, CLAIMS AND LOSS EXPENSES PAYABLE
     Liabilities for policy benefits payable on traditional life and certain annuity policies are established in amounts adequate to meet estimated future obligations on policies in force. These liabilities are computed using mortality and withdrawal assumptions which are based upon recognized actuarial tables and contain margins for adverse deviation. At December 31, 2000, interest assumptions used to compute policy benefits payable range from 2.5% to 9.25%.

     The liability for annuity contracts, which are accounted for as investment contract deposits, consists of contract account balances that accrue to the benefit of the policyholders, excluding surrender charges. Carrying value of investment contract deposits were $522,207,000 and $461,673,000 at December 31, 2000 and 1999, respectively.

     Liabilities for health and disability and other policy claims and benefits payable represent estimates of payments to be made on insurance claims for reported losses and estimates of losses incurred but not yet reported. These estimates are based on past claims experience and consider current claim trends as well as social and economic conditions.

     RepWest's liability for reported and unreported losses are based on RepWest's historical and industry averages. The liability for unpaid loss adjustment expenses is based on historical ratios of loss adjustment expenses paid to losses paid. Amounts recoverable from reinsurers on unpaid losses are estimated in a manner consistent with the claim liability associated with the reinsured policy. Adjustments to the liability for unpaid losses and loss expenses as well as amounts recoverable from reinsurers on unpaid losses are charged or credited to expense in periods in which they are made.

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

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

PREMIUM REVENUE
     Credit life and disability, Medicare supplement and property-casualty gross premiums are earned on a pro rata basis over the term of the related contracts. The portion of premiums not earned at the end of the period is recorded as unearned premiums. Traditional life and annuity premiums are recognized as revenue when due from policyholders. Revenue for annuity contracts which are accounted for as investment contracts are included in net investment income as investment margins until the contractholder annuitizes, at which time the contractholder's fund balance is recognized as premium.

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

ADVERTISING COSTS
     AMERCO expenses advertising costs as incurred. Advertising expense of $36,212,000, $34,772,000 and $33,567,000 was charged to operations for fiscal years 2001, 2000 and 1999, respectively.

NEW ACCOUNTING STANDARDS
     New pronouncements issued by the Financial Accounting Standards Board adopted during the year are not material to the consolidated financial statements of AMERCO. Further, pronouncements with future effective dates are either not applicable or not material to the consolidated financial statements of AMERCO.

EARNINGS PER SHARE
     Basic earnings per common share are computed based on the weighted average number of shares outstanding for the year and quarterly periods, excluding shares of the employee stock ownership plan that have not been committed to be released. Preferred dividends include undeclared or unpaid dividends of AMERCO. Net income is reduced for preferred dividends for the purpose of the calculation. The calculation of diluted earnings per share in fiscal years 2000 and 1999 included assumed conversions of the Series B preferred stock into common stock. In fiscal year 2001, the assumed conversions are not applicable. In fiscal year 2000, the assumed conversions had a dilutive effect; in fiscal year 1999 the assumed conversions had no material effect on the calculated earnings per share amount. See Notes 6 and 8 of Notes to Consolidated Financial Statements for further discussion.

FOURTH QUARTER RESULTS
     For the quarter ended March 31, 2001, the Company recorded a net loss of $46,650,000, compared to a net loss of $9,618,000 for the quarter ended
March 31, 2000. The increased loss in 2001 was primarily due to a $19,300,000 decline in the insurance segment due to unprofitable lines of business, a $6,500,000 write-down of investments and a $10,300,000 loss from the supplement of litigation. The remaining loss was due to weather problems and other operating expenses impacting the moving and storage segment. In addition, third quarter 2001 financial information has been restated by the Company to increase net loss $0.10 per share, respectively, due to necessary revisions related to certain fixed asset transactions. The restated loss per share was $1.05 for the third quarter fiscal year 2001 as compared to $0.95 as reported.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

COMPREHENSIVE INCOME
     Comprehensive income consists of net income, foreign currency translation adjustment, unrealized gains and losses on investments and fair market value of cash flow hedges.

FINANCIAL STATEMENT PRESENTATION
     Certain reclassifications have been made to the financial statements for the fiscal years ended 2000 and 1999 to conform with the current year's presentation.


2.  RECEIVABLES, NET

     A summary of trade receivables follows:
                                                                March 31,
                                                          -------------------
                                                            2001        2000
                                                          -------------------
                                                              (in thousands)

      Trade accounts receivable                         $  21,201      17,296
      Premiums and agents' balances in course
        of collection                                      87,641      73,536
      Reinsurance recoverable                             109,596      80,180
      Accrued investment income                            16,541      14,304
      Independent dealer receivable                         2,344       2,551
      Other receivables                                    17,698      12,085
                                                          -------------------
                                                          255,021     199,952
      Less allowance for doubtful accounts                  2,131       1,960
                                                          -------------------

                                                        $ 252,890     197,992
                                                          ===================

     A summary of notes and mortgage receivables follows:
                                                                March 31,
                                                           ------------------
                                                            2001        2000
                                                           ------------------
                                                              (in thousands)
      Notes receivable, including accrued interest from
        SAC Holding Corporation and its subsidiaries    $   5,115       4,120
      Notes and mortgage receivables, net of discount      60,486      45,816
                                                           ------------------
                                                           65,601      49,936
      Less allowance for doubtful accounts                     70          70
                                                           ------------------

                                                        $  65,531      49,866
                                                           ==================

     During fiscal year 2001, subsidiaries of AMERCO held various senior and junior notes with SAC Holding Corporation and its subsidiaries (SAC Holdings). The voting common stock of SAC Holdings is held by Mark V. Shoen, a major stockholder of AMERCO. AMERCO's subsidiaries received interest payments of $27,592,000, $20,111,000, and $8,022,000 from SAC Holdings during fiscal years 2001, 2000, and 1999, respectively. Principal payments of $97,953,000, $105,689,000, and zero were received during fiscal years 2001, 2000, and 1999, respectively. The note receivable balance outstanding was, in the aggregate, $251,021,000 and $154,528,000 at March 31, 2001 and 2000, respectively, bearing interest rates ranging from 8.37% to 13.0%. The principal balance is due in full at maturity and interest is payable quarterly. The terms of the notes receivable are consistent with the terms of notes receivable held by U-Haul for other properties owned by unrelated parties and managed by U-Haul.

     During fiscal years 2001, 2000 and 1999, a subsidiary of AMERCO funded through notes receivable the purchase of properties and construction costs for SAC Holdings of $187,595,000, $44,934,000 and $26,116,000, respectively.

     In June 2000, Real Estate completed the sale of twenty-four storage properties to Twelve SAC Self-Storage Corporation, Thirteen SAC Self-Storage Corporation and Fourteen SAC Self-Storage Corporation, subsidiaries of SAC Holding Corporation, for $98,351,000. Real Estate received cash and notes from the sale. The gain is reflected of consolidated statements of changes in stockholders equity.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

2.  RECEIVABLES, NET, continued

     In December 1998, U-Haul and Real Estate completed the sale of twenty-six storage properties to Six SAC Self-Storage Corporation, a subsidiary of SAC Holdings, for $99,685,000. Real Estate received cash and notes from the sale. The gain is reflected of consolidated statements of changes in stockholders' equity.

     U-Haul currently manages the properties owned by SAC Holdings under a management agreement, whereby U-Haul receives a management fee equal to 6% of the gross receipts from the properties. Management fees of $6,243,000, $4,482,000 and $2,483,000 were received during fiscal years 2001, 2000 and 1999, respectively. The 6% fee is consistent with the fees received by U-Haul for other properties owned by unrelated parties and managed by U-Haul.

     Management believes that the foregoing transactions were consummated on terms equivalent to those that prevail in arm's-length transactions.


3.  INVENTORIES, NET

     A summary of inventory components follows:

                                                     March 31,
                                                -------------------
                                                 2001         2000
                                                -------------------
                                                   (in thousands)
      Truck and trailer parts
        and accessories                      $  60,492       61,292
      Hitches and towing components             14,393       14,112
      Moving supplies and promotional items      9,120        9,210
                                                -------------------

                                             $  84,005       84,614
                                                ===================

     Inventories are stated net of reserve for obsolescence of $3,321,000 at March 31, 2001 and 2000, respectively. Certain general and administrative expenses are allocated to ending inventories. Such costs remaining in inventory are estimated at $12,077,000 and $12,084,000 at March 31, 2001 and 2000, respectively. For fiscal years 2001, 2000 and 1999, aggregate general and administrative costs were $498,661,000, $461,722,000 and $562,745,000, respectively.

     LIFO inventories, which represent approximately 96% of total inventories at March 31, 2001 and 2000, would have been $4,957,000 greater at March 31, 2001 and 2000, if the consolidated group had used the FIFO (first-in, first-out) method.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

4.  INVESTMENTS

     A comparison of amortized cost to estimated market value for fixed maturities is as follows:

December 31, 2000
-----------------    Par Value               Gross       Gross    Estimated
Consolidated         or number  Amortized  unrealized  unrealized   market
Held-to-Maturity     of shares     cost      gains       losses      value
                     ------------------------------------------------------
                                          (in thousands)
U.S. treasury
  securities
  and government
  obligations        $   4,150      3,627        144         (2)     3,769
U.S. government
  agency mortgage-
  backed securities  $  14,246     14,178        174       (130)    14,222
Corporate
  securities         $  55,908     53,422        739       (333)    53,828
Mortgage-backed
  securities         $  40,687     40,093        650       (191)    40,552
Redeemable preferred
  stocks               115,251    115,174         46     (9,736)   105,484
                                  ----------------------------------------

                                  226,494      1,753     (10,392)  217,855
                                  ----------------------------------------

December 31, 2000
-----------------    Par Value               Gross       Gross    Estimated
Consolidated         or number  Amortized  unrealized  unrealized   market
Available-for-Sale   of shares     cost      gains       losses      value
                     ------------------------------------------------------
                                          (in thousands)
U.S. treasury
  securities and
  government
  obligations        $  42,860     43,522      1,494        (141)   44,875
U.S. government
  agency mortgage-
  backed securities  $  33,891     33,644        557         (87)   34,114
Obligations of
  states and
  political
  subdivisions       $  16,505     16,678        448        (142)   16,984
Corporate
  securities         $ 568,394    562,187     10,714     (15,127)  557,774
Mortgage-backed
  securities         $  33,608     33,378        761        (402)   33,737
Redeemable preferred
  stocks                 1,308     32,969        141      (1,860)   31,250
Redeemable common
  stocks                   633      8,166        -          (912)    7,254
                                  ----------------------------------------
                                  730,544     14,115     (18,671)  725,988
                                  ----------------------------------------

       Total                    $ 957,038     15,868     (29,063)  943,843
                                  ========================================

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

4.  INVESTMENTS, continued

December 31, 1999
-----------------    Par Value               Gross       Gross    Estimated
Consolidated         or number  Amortized  unrealized  unrealized   market
Held-to-Maturity     of shares     cost      gains       losses      value
                     ------------------------------------------------------
                                          (in thousands)
U.S. treasury
  securities
  and government
  obligations        $   4,165      3,577         71         (84)    3,564
U.S. government
  agency mortgage-
  backed securities  $  18,538     18,448         51        (398)   18,101
Corporate
  securities         $  80,295     80,597      5,312      (2,050)   83,859
Mortgage-backed
  securities         $  35,960     48,386        314        (844)   47,856
Redeemable preferred
  stocks                 4,561    116,374         41     (19,344)   97,071
                                  ----------------------------------------

                                  267,382      5,789     (22,720)  250,451
                                  ----------------------------------------

December 31, 1999
-----------------    Par Value               Gross       Gross    Estimated
Consolidated         or number  Amortized  unrealized  unrealized   market
Available-for-Sale   of shares     cost      gains       losses      value
                     ------------------------------------------------------
                                          (in thousands)
U.S. treasury
  securities and
  government
  obligations        $  40,860     40,392        912      (1,240)   40,064
U.S. government
  agency mortgage-
  backed securities  $  36,998     39,167        342        (382)   39,127
Obligations of
  states and
  political
  subdivisions       $  19,320     19,585        856      (1,342)   19,099
Corporate
  securities         $ 468,131    460,416      2,717     (17,791)  445,342
Mortgage-backed
  securities         $  36,834     46,923        259        (562)   46,620
Redeemable preferred
  stocks                 1,311     32,675         49      (5,534)   27,190
Redeemable common
  stocks                   601      6,233        -          (428)    5,805
                                  ----------------------------------------
                                  645,391      5,135     (27,279)  623,247
                                  ----------------------------------------

       Total                    $ 912,773     10,924     (49,999)  873,698
                                  ========================================

     Fixed maturities estimated market values are based on publicly quoted market prices at the close of trading on December 31, 2000 or December 31, 1999, as appropriate.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

4.  INVESTMENTS, continued

     The amortized cost and estimated market value of debt securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Consolidated                         December 31, 2000       December 31, 1999
------------                       ---------------------   ---------------------
Held-to-Maturity                   Amortized   Estimated   Amortized   Estimated
                                   cost     market value   cost     market value
                                   ---------------------   ---------------------
                                      (in thousands)            (in thousands)

Due in one year or less           $   4,786        4,810      18,865      18,950
Due after one year through
   five years                        46,496       46,513      58,066      61,486
Due after five years through
   ten years                            248          304       7,038       6,727
After ten years                       5,519        5,970         205         240
                                   ---------------------    --------------------
                                     57,049       57,597      84,174      87,403

Mortgage-backed securities           54,271       54,774      66,834      65,957
Redeemable preferred stock          115,174      105,484     116,374      97,091
                                   ---------------------    --------------------

                                    226,494      217,855     267,382     250,451
                                   ---------------------    --------------------


Consolidated                         December 31, 2000       December 31, 1999
------------                       ---------------------   ---------------------
Available-for-Sale                 Amortized   Estimated   Amortized   Estimated
                                   cost     market value   cost     market value
                                   ---------------------   ---------------------
                                      (in thousands)            (in thousands)

Due in one year or less              34,801       34,813      42,129      40,768
Due after one year through
   five years                       313,162      310,656     203,830     201,372
Due after five years through
   ten years                        197,027      198,592     188,419     180,888
After ten years                      77,397       75,572      86,015      81,477
                                   ---------------------   ---------------------
                                    622,387      619,633     520,393     504,505

Mortgage-backed securities           67,022       67,851      86,090      85,747
Redeemable preferred stock           32,969       31,250      32,675      27,190
Redeemable common stock               8,166        7,254       6,233       5,805
                                   ---------------------   ---------------------

                                    730,544      725,988     645,391     623,247
                                   ---------------------   ---------------------

            Total                 $ 957,038      943,843     912,773     873,698
                                   =====================   =====================


     Proceeds from sales of investments in debt securities for the years ended December 31, 2000, 1999 and 1998 were $52,814,000, $29,889,000 and $53,948,000, respectively. Gross gains of $733,000, $912,000 and $1,472,000 and gross losses of $646,000, $315,000 and $164,000 were realized on those sales for the years ended December 31, 2000, 1999 and 1998, respectively. During fiscal 2001, the Company realized a write-down of investments due to other than temporary declines approximating $6,500,000.

     At December 31, 2000 and 1999 fixed maturities include bonds with an amortized cost of $18,283,000 and $15,696,000, respectively, on deposit with insurance regulatory authorities to meet statutory requirements.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

4.  INVESTMENTS, continued

     Investments, other consists of the following:
                                                            March 31,
                                                     ----------------------
                                                       2001           2000
                                                     ----------------------
                                                          (in thousands)
Short-term investments                             $  58,923         35,347
Mortgage loans                                       102,571         73,716
Equity investment                                     36,466         24,613
Real estate, foreclosed properties                     1,023            554
Policy loans                                           6,763          6,594
Investments in SAC                                   251,021        154,528
Other                                                  8,191         19,538
                                                     ----------------------
                                                   $ 464,958        314,890
                                                     ======================

     A summary of net investment and interest income follows:
                                                    Year ended March 31,
                                                -----------------------------
                                                  2001       2000       1999
                                                -----------------------------
                                                        (in thousands)

      Fixed maturities                        $  61,003     66,993     68,745
      Real estate                                    12         58         15
      Policy loans                                  250        285        354
      Mortgage loans                              7,262      5,447      6,279
      Short-term, amounts held by ceding
        reinsurers, net and other investments     7,364      7,140      5,966
                                                -----------------------------
      Investment income                          75,891     79,923     81,359

      Less investment expenses                   22,712     23,964     23,734
                                                -----------------------------

      Net investment income                      53,180     55,959     57,625
      Interest income                            37,981     26,253     15,747
                                                -----------------------------

      Net investment and interest income      $  91,161     82,212     73,372
                                                =============================

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

     At December 31, 2000 and 1999, mortgage loans held as investments with a carrying value of $102,571,000 and $73,716,000, respectively, were outstanding. The estimated fair value of the mortgage loans at December 31, 2000 and 1999 aggregated $94,669,000 and $74,559,000, respectively. The estimated fair values were determined using the discounted cash flow method, using interest rates currently offered for similar loans to borrowers with similar credit ratings. Investments in mortgage loans, included as a component of investments, are reported net of allowance for possible losses of $402,000 and $225,000 in 2000 and 1999, respectively.

     In February 1997, AMERCO, through its insurance subsidiaries, invested in the equity of a limited partnership in a Texas-based self-storage corporation. RepWest invested $13,500,000 and has a 38% limited partnership interest and Oxford invested $11,000,000 and has a 27% limited partnership interest. U-Haul is a 50% owner of a corporation which is a general partner in the Texas-based self-storage corporation. AMERCO has a $10,000,000 note receivable from PMSI Investors L.L.C., a 30% limited partner in the corporation. During 1997, the corporation secured a line of credit in the amount of $225,000,000 with a financing institution. Under the terms of this credit facility, AMERCO entered into a support party agreement with the corporation whereby upon default or noncompliance with debt covenants by the corporation, AMERCO assumes responsibility in fulfilling all obligations related to this credit facility.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

5.  NOTES AND LOANS PAYABLE

     Notes and loans payable consist of the following:

                                                               March 31,
                                                        --------------------
                                                           2001        2000
                                                        --------------------
                                                            (in thousands)

      Short-term borrowings, 5.96%
         interest rate                                $    15,000     16,500
      Notes payable to banks under
         commercial paper agreements, unsecured,
         5.00% to 6.20% interest rates                    119,570        -
      Notes payable to banks under
         revolving lines of credit, unsecured,
         5.31% to 5.56% interest rates                    185,000    159,000
      Medium-term notes payable, unsecured,
         7.23% to 8.08% interest
         rates, due through 2027                          212,000    237,000
      Notes payable under Bond Backed Asset Trust,
         unsecured, 7.14% interest
         rates, due through 2032                          100,000    200,000
      Notes payable to public,
         unsecured, 7.85% interest
         rate, due through 2003                           175,000    175,000
      Senior Note, unsecured, 7.20% interest
         rate, due through 2002                           150,000    150,000
      Senior Note, unsecured, 8.80% interest
         rate, due through 2005                           200,000    200,000
      Other notes payable, secured and
         unsecured, 7.00% to 11.25% interest
         rate, due through 2005                               278        340
                                                        --------------------
                                                      $ 1,156,848  1,137,840
                                                        ====================

     Other notes payable are secured by land and buildings at various locations with a net carrying value of $6,473,962 and $6,504,302 at March 31, 2001 and 2000, respectively.

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

     At March 31, 2001, AMERCO had borrowed $305,100,000, representing short-term borrowings, from its total committed lines of credit of $94,900,000.

     As of March 31, 2001, loans outstanding under the revolving credit line totaled $185,000,000. Management intends to refinance the borrowings on a long-term basis by either replacing them with long-term obligations, renewing or extending them.

                                  Revolving  credit activity         Short-term borrowing
                                         Year ended                    Year ended
                                 --------------------------------------------------------
                                   2001      2000      1999      2001      2000      1999
                                 --------------------------------------------------------
                                       (in thousands, except interest rates)
 Weighted average interest
   rate during the year          6.36%     5.90%     5.73%     6.67%     6.13%     5.63%
 Interest rate at year end       5.68%     6.26%     5.33%     5.96%     6.32%     6.19%
 Maximum amount outstanding
   during the year          $ 258,000   365,000   297,000    41,500    52,000    39,000
 Average amount outstanding
   during the year          $  86,000   235,500   220,083    18,458    13,542    21,208
 Facility fees              $     507       508       507       N/A       N/A       N/A

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

5.  NOTES AND LOANS PAYABLE, continued

     AMERCO has entered into interest rate swap agreements (SWAPS) to potentially mitigate the impact of changes in interest rates on its floating rate debt. These agreements effectively change AMERCO's interest rate exposure on $45,000,000 of floating rate notes to a weighted average fixed rate of 8.45%. The SWAPS mature at the time the related notes mature. Incremental interest expense associated with SWAP activity was $1,027,000, $1,935,000 and $2,593,000 during 2001, 2000 and 1999, respectively.

     At March 31, 2001, interest rate swap agreements with an aggregate notional amount of $45,000,000 were outstanding. Management estimates that at March 31, 2001 and 2000, AMERCO would be required to pay $3,696,000 and $1,888,000, respectively, to terminate the agreements. Such amounts were determined from current treasury rates combined with SWAP spreads on agreements outstanding.

     During April 1999, AMERCO issued $150,000,000 of 7.20% Senior Notes due 2002. During February 2000, AMERCO issued $200,000,000 of 8.80% Senior Notes due 2005.

     During fiscal year 2001, AMERCO extinguished $100,000,000 of BATs with interest of 6.89% originally due in fiscal year 2011, and $25,000,000 of 6.71% Medium-Term notes originally due in fiscal year 2009. This resulted in an extraordinary loss of $2,121,000, net of tax of $1,160,000 ($0.10 per share).

     During fiscal year 2000, AMERCO extinguished $100,000,000 of BATs with interest of 6.65% originally due in fiscal year 2030, and $50,000,000 of 7.05% to 7.10% Medium-Term notes originally due in fiscal year 2007. This resulted in an extraordinary loss of $334,000, net of tax of $213,000 ($0.02 per share).

     Certain of AMERCO's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, maintaining certain financial ratios and placing certain additional liens on its properties and assets. At March 31, 2001, AMERCO was in compliance with these covenants.

     The annual maturities of long-term debt for the next five years adjusted for subsequent activity (if the revolving credit lines are outstanding to maturity), are presented in the table below:

                                          Year Ended
                        ------------------------------------------------
                          2002      2003       2004      2005      2006
                        ------------------------------------------------
                                          (in thousands)
Mortgages             $      21        30          32        24       26
Medium-Term and
  Other Notes            77,512    150,014    175,015   205,001   55,000
Revolving Credit            -      185,000        -         -        -
                        ------------------------------------------------
                      $  77,533    335,044    175,047   205,025   55,026
                        ================================================

     Interest paid in cash amounted to $92,622,000, $77,529,000 and $74,026,000 for fiscal years 2001, 2000 and 1999, respectively.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

             Notes to Consolidated Financial Statements, continued


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

     AMERCO placed funds of $48,234,000 into an escrow account pending the outcome of a dispute involving the entitlement of the plaintiffs to post-petition interest. The escrow account was transferred to the plaintiffs on February 2, 2000, after it was determined that the plaintiffs were entitled to such interest. The transfer was recorded net of tax of $18,570,000, and reflected as a component of stockholders' equity.

     The plaintiffs included the father, brothers and sisters of Mark V. and Paul F. Shoen who are major stockholders of AMERCO, and Edward J. and James P. Shoen who are major stockholders and directors of AMERCO.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

7.  ACCUMULATED OTHER COMPREHENSIVE INCOME

     A summary of accumulated comprehensive income components follows:

                                            Unrealized  Fair market  Accumulated
                                  Foreign   gain/(loss)  value of       other
                                 currency       on       cash flow   comprehensive
                                translation investments    hedge       income
                                --------------------------------------------------
                                                 (in thousands)
   Balance at March 31, 2000    $ (28,310)   (12,568)      (1,439)     (42,317)
   Foreign currency translation    (7,252)       -            -         (7,252)
   Fair market value of cash
     flow hedge, net of taxes
     of $(638)                        -          -         (1,185)      (1,185)
   Unrealized gain on
     investments, net of
     taxes of $4,369                  -       10,045          -         10,045
                                  -------     ------        -----       ------


   Balance at March 31, 2001    $ (35,562)    (2,523)      (2,624)     (40,709)
                                  =======     ======        =====       ======

   Balance at March 31, 1999    $ (25,411)    11,302       (3,631)     (17,740)
   Foreign currency translation    (2,899)       -            -         (2,899)
   Fair market value of cash
     flow hedge, net of taxes
     of $1,568                        -          -          2,192        2,192
   Unrealized loss on
     investments, net of
     taxes of $11,442                 -      (23,870)         -        (23,870)
                                   ------     ------        -----       ------

   Balance at March 31, 2000    $ (28,310)   (12,568)      (1,439)     (42,317)
                                   ======     ======        =====       ======


8.  EARNINGS PER SHARE

     The following table reflects the calculation of earnings per share:

                                             Income       Shares     Per Share
                                          (Numerator)  (Denominator)   Amount
                                          ------------------------------------
                                             (in thousands, except share and
                                                     per share data)
   Year ended March 31, 2001
   Earnings from operations before
     extraordinary loss on early
     extinguishment of debt             $   15,086
   Less:  preferred stock dividends        (12,963)
                                            ------
   Basic earnings per share
     Earnings from operations before
       extraordinary loss on early
       extinguishment of debt available
       to common stockholders                2,123       21,486,370   $  0.10
   Extraordinary loss on early
         extinguishment of debt, net        (2,121)                     (0.10)
                                             -----                       ----
   Net earnings                                  2                       0.00
   Effects of dilutive securities
     preferred stock conversion                -                -
                                             -----       ----------
   Diluted earnings per share
     Net earnings                       $        2       21,486,370   $  0.00
                                             =====       ==========      ====

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

8.  EARNINGS PER SHARE, continued
                                             Income       Shares     Per Share
                                          (Numerator)  (Denominator)   Amount
                                          ------------------------------------
                                             (in thousands, except share and
                                                     per share data)

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
                                            ======       ==========      ====

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

9.  INCOME TAXES

     The components of the consolidated expense for income taxes applicable to operations are as follows:

                                                  Year ended
                                       ------------------------------
                                        2001        2000        1999
                                       ------------------------------
                                               (in thousands)
         Current:
           Federal                   $    -         1,192       2,490
           State                          650       1,068         406

         Deferred:
           Federal                      8,243      32,369      29,963
           State                           19       2,293       2,242
                                       ------------------------------

                                     $  8,912      36,922      35,101
                                       ==============================

     Income taxes paid in cash amounted to $3,450,000, $1,522,000 and $1,656,000 for fiscal years 2001, 2000 and 1999, respectively.

     Actual tax expense reported on earnings from operations differs from the "expected" tax expense amount (computed by applying the United States federal corporate tax rate of 35% in 2001, 2000 and 1999) as follows:

                                                Year ended
                                       ------------------------------
                                        2001        2000        1999
                                       ------------------------------
                                              (in thousands)

    Computed "expected" tax
      expense                        $  8,399      35,962      34,163
    Increases (reductions) in taxes
      resulting from:
        Tax-exempt interest income        (55)       (145)       (474)
        Dividends received deduction       (1)         (1)        (52)
        Canadian subsidiary
          (income)loss                   (402)       (536)        444
        True-up of prior year             -           -           -
        Federal tax benefit of
          state and local taxes          (221)     (1,176)       (927)
        Other                             523        (543)       (701)
                                       ------------------------------
          Actual federal tax
            expense                     8,243      33,561      32,453
        State and local income tax
          expense                         669       3,361       2,648
                                       ------------------------------

          Actual tax expense
            of operations            $  8,912      36,922      35,101
                                       ==============================

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

9.  INCOME TAXES, continued

     Deferred tax assets and liabilities are comprised as follows:

                                                March 31,
                                          -----------------
                                            2001      2000
                                          -----------------
                                            (in thousands)
    Deferred tax assets
    -------------------
    Benefit of tax net
      operating loss and credit
      carryforwards                     $  62,145    84,855
    Accrued expenses                        9,059     6,399
    Deferred revenue from
      sale/leaseback                        9,001     7,463
    Policy benefits and losses,
      claims and loss expenses
      payable, net                          7,807    20,236
    Other                                   1,550     1,838
                                          -----------------
        Total deferred tax assets          89,562   120,791
                                          -----------------

    Deferred tax liabilities
    ------------------------
    Property, plant and equipment         221,407   224,260
    Deferred policy acquisition costs       7,574     5,944
                                          -----------------
         Total deferred tax liabilities   228,981   230,204
                                          -----------------

          Net deferred tax liability    $ 139,419   109,413
                                          =================

     The deferred tax asset was reduced by use of a portion of the net operating loss carryforward to offset a related party gain that increased additional paid in capital.

     In light of AMERCO's history of profitable operations, management has concluded that it is more likely than not that AMERCO will ultimately realize the full benefit of its deferred tax assets. Accordingly, AMERCO believes that a valuation allowance is not required at March 31, 2001 and 2000. See also Note 15 of Notes to Consolidated Financial Statements.

     Under the provisions of the Tax Reform Act of 1984 (the Act), the balance in Oxford's account designated "Policyholders' Surplus Account" is frozen at its December 31, 1983 balance of $19,251,000. Federal income taxes (Phase III) will be payable thereon at applicable current rates if amounts in this account are distributed to the stockholder or to the extent the account exceeds a prescribed maximum. Oxford did not incur a Phase III liability for the years ended December 31, 2000, 1999 and 1998.

     The Internal Revenue Service is currently conducting audits on fiscal years 1996 and 1997. To date, the audits have not been completed.

     At March 31, 2001, AMERCO and RepWest have non-life net operating loss carryforwards available to offset federal taxable income in future years of $119,495,000 for tax purposes. These carryforwards expire in 2011 through 2012. AMERCO has alternative minimum tax credit carryforwards of $15,489,000 which do not have an expiration date, but may only be utilized in years in which regular tax exceeds alternative minimum tax. The use of certain carryforwards may be limited or prohibited if a reorganization or other change in corporate ownership were to occur.

     During 1994, Oxford distributed its investment in RepWest common stock as a dividend to its parent at its book value. As a result of such dividend, a deferred intercompany gain arose due to the difference between the book value and fair value of such common stock. However, such gain can only be triggered if certain events occur. To date, no events have occurred which would trigger such gain recognition. No deferred taxes have been provided in the accompanying consolidated financial statements as management believes that no events have occurred to trigger such gain.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

10.  TRANSACTIONS WITH FLEET OWNERS AND OTHER RENTAL EQUIPMENT OWNERS

     Independent rental equipment owners (fleet owners) own approximately 5% of all U-Haul rental trailers and 0.01% of certain other rental equipment. There are approximately 1,919 fleet owners, including certain officers, directors, employees and stockholders of AMERCO. All rental equipment is operated under contract with U-Haul whereby U-Haul administers the operations and marketing of such equipment and in return receives a percentage of rental fees paid by customers. Based on the terms of various contracts, rental fees are distributed to U-Haul (for services as operators), to the fleet owners (including certain subsidiaries and related parties of U-Haul) and to Rental Dealers (including Company-operated U-Haul Centers).

     RepWest insures and reinsures certain risks of U-Haul customers and independent fleet owners. Premiums earned on these policies were $17,300,000, $22,700,000 and $41,000,000 during the years ended December 31, 2001, 2000 and
1999, respectively.


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

     No contributions were made to the profit sharing plan in fiscal year 2001, 2000, or 1999.

     AMERCO has arranged financing to fund the ESOP trust (ESOT) and to enable the ESOT to purchase shares. Below is a summary of the financing arrangements:

                             Amount outstanding
          Financing                as of                  Interest Payments
               Date            March 31, 2001         2001       2000      1999
          ---------------------------------------------------------------------
                                            (in thousands)
           December 1989        $   -                  -          -          34
           May 1990                 -                    8         16        24
           June 1991             15,173              1,129      1,192     1,364

     Shares are released from collateral and allocated to active employees based on the proportion of debt service paid in the plan year. Contributions to the ESOT charged to expense were $1,627,000, $1,771,000 and $2,804,000 for fiscal years 2001, 2000 and 1999, respectively.

     The shares held by ESOP as of March 31 were as follows:

                                     Shares issued           Shares issued
                                       prior to              subsequent to
                                   December 31, 1992       December 31, 1992
                                  ------------------------------------------
                                    2001        2000        2001        2000
                                  ------------------------------------------
                                                 (in thousands)
Allocated shares                   1,467       1,551         239         196
Shares committed to be released      -           -            12          11
Unreleased shares                    293         338         628         679

Fair value of unreleased shares $  3,812       4,157      13,341      12,470
                                  ==========================================

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

11.  EMPLOYEE BENEFIT PLANS, continued

     For purposes of the schedule, fair value of unreleased shares issued prior to December 31, 1992 is defined as the historical cost of such shares. Fair value of unreleased shares issued subsequent to December 31, 1992 is defined as the March 31 trading value of such shares for 2001 and 2000.

     Oxford insures various group life and group disability insurance plans covering employees of the consolidated group. Premiums earned were $1,424,000, $1,276,000 and $1,208,000 during the years ended December 31, 2000, 1999 and 1998, respectively, and were eliminated in consolidation.


12.  POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

     AMERCO provides medical and life insurance benefits to retired employees and eligible dependents over age 65 if the employee meets specified age and service requirements.

     AMERCO uses the accrual method of accounting for postretirement benefits. AMERCO continues to fund medical and life insurance benefit costs as claims are incurred.

     The components of net periodic postretirement benefit cost for 2001, 2000 and 1999 are as follows:

                                                   2001        2000        1999
                                                  -----------------------------
                                                           (in thousands)
Service cost for benefits earned
  during the period                              $  228         330         296
Interest cost on accumulated
  postretirement benefit                            276         338         327
Other components                                   (340)       (239)       (224)
                                                  -----------------------------
Net periodic postretirement benefit cost         $  164         429         399
                                                  =============================

     The 2001 and 2000 postretirement benefit liability included the following components:

                                                              2001        2000
                                                             ------------------
                                                              (in thousands)

Beginning of year                                          $  3,615       4,886
  Service cost                                                  228         330
  Interest cost                                                 276         338
  Benefit payments and expense                                  (86)        (93)
  Actuarial loss                                                 64      (1,846)
                                                             ------------------
Accumulated postretirement benefit obligation                 4,097       3,615
Unrecognized net gain                                         4,827       5,232
                                                             ------------------
                                                           $  8,924       8,847
                                                             ==================

     The discount rate assumptions in computing the information above were as follows:

                                                  2001       2000       1999
                                               ------------------------------
Accumulated postretirement benefit obligation     7.50%      7.75%      7.00%

     The year-to-year fluctuations in the discount rate assumptions primarily reflect changes in U.S. interest rates. The discount rate represents the expected yield on a portfolio of high-grade (AA-AAA rated or equivalent) fixed-income investments with cash flow streams sufficient to satisfy benefit obligations under the plans when due.

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 6.00% in 2001, declining annually to an ultimate rate of 4.20% in 2015.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

12.  POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS, continued

     If the health care cost trend rate assumptions were increased by 1.00%, the accumulated postretirement benefit obligation as of March 31, 2001 would be increased by approximately $180,000 and a decrease of 1.00% would reduce the accumulated postretirement benefit obligation by $198,000.

     Postemployment benefits provided by AMERCO are not material.


13.  REINSURANCE

     In the normal course of business, RepWest and Oxford assume and cede reinsurance on both a coinsurance and risk premium basis. RepWest and Oxford obtain reinsurance for that portion of risks exceeding retention limits. The maximum amount of life insurance retained on any one life is $150,000.

     A summary of reinsurance transactions by business segment follows:

                                                                    Percentage
                                   Ceded       Assumed               of amount
                       Direct    to other    from other     Net     assumed to
                       amount    companies   companies    amount        net
                       -------------------------------------------  ----------
                                          (in thousands)
Year ended December 31, 2000
----------------------------
   Life insurance
     in force       $ 1,736,332   923,472     1,812,548  2,625,408       69%
                      ============================================

   Premiums earned:
     Life           $    23,666     2,493         8,232     29,405       28%
     Accident and
       health            72,593    15,195        16,884     74,282       23%
     Annuity                574       -           6,932      7,506       92%
     Property -
       casualty         154,998    33,182        96,281    218,097       44%
                      --------------------------------------------
          Total     $   251,831    50,870       128,329    329,290
                      ============================================

                                                                    Percentage
                                   Ceded       Assumed               of amount
                       Direct    to other    from other     Net     assumed to
                       amount    companies   companies    amount       net
                       -----------------------------------------    ----------
                                          (in thousands)
Year ended December 31, 1999
----------------------------
   Life insurance
     in force       $ 1,508,961   932,004     1,930,832  2,507,789       77%
                      ============================================

   Premiums earned:
     Life           $    26,745     2,527         6,480     30,698       21%
     Accident and
       health            43,833    15,121        29,377     58,089       51%
     Annuity                 69         3         6,269      6,335       99%
     Property -
       casualty         111,488    27,004        89,319    173,803       51%
                      --------------------------------------------
          Total     $   182,135    44,655       131,445    268,925
                      ============================================

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

13.  REINSURANCE, continued

                                                                    Percentage
                                  Ceded       Assumed                of amount
                       Direct   to other    from other     Net      assumed to
                       amount   companies   companies    amount        net
                       ----------------------------------------     ----------
                                          (in thousands)
Year ended December 31, 1998
----------------------------
   Life insurance
     in force       $ 1,254,084   809,267     2,218,772  2,663,589       83%
                      ============================================

   Premiums earned:
     Life           $    20,554     6,403        11,480     25,631       45%
     Accident and
       health            32,668    10,875        29,973     51,766       58%
     Annuity                556       -           9,944     10,500       95%
     Property -
       casualty         110,080    32,047        60,917    138,950       44%
                      --------------------------------------------
          Total     $   163,858    49,325       112,314    226,847
                      ============================================

     RepWest is a reinsurer of municipal bond insurance through an agreement with MBIA, Inc. Premiums generated through this agreement are recognized on a pro rata basis over the contract coverage period. Unearned premiums on this coverage were $4,300,000 and $5,000,000 as of December 31, 2000 and 1999,
respectively. RepWest's share of case loss reserves related to this coverage was insignificant at December 31, 2000. RepWest's aggregate exposure for Class 1 municipal bond insurance was $883,000,000 as of December 31, 2000.

     To the extent that a reinsurer is unable to meet its obligation under the related reinsurance agreements, RepWest would remain liable for the unpaid losses and loss expenses. Pursuant to certain of these agreements, RepWest holds letters of credit of $13,000,000 from reinsurers. RepWest has issued letters of credit of approximately $2,700,000 in favor of certain ceding companies.

     RepWest insures and reinsures general liability, auto liability and workers' compensation coverage for member companies of the consolidated group. Premiums earned by RepWest on these policies were $6,091,000, $6,878,000 and $11,734,000 during the years ended December 31, 2000, 1999 and 1998, respectively, and were eliminated in consolidation.


14.  CONTINGENT LIABILITIES AND COMMITMENTS

     AMERCO uses certain equipment and occupies certain facilities under operating lease commitments with terms expiring through 2079. Lease expense was $178,458,000, $136,044,000 and $118,742,000 for the years ended
2001, 2000 and 1999, respectively. During the year ended March 31, 2001, a subsidiary of U-Haul entered into thirty five transactions and has subsequently entered into one additional transaction, whereby AMERCO sold rental trucks, which were subsequently leased back. AMERCO has guaranteed $195,052,000 of residual values at March 31, 2001 and an additional
$1,350,000 subsequent to March 31, 2001 for these assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions similar to covenants disclosed in Note 5 of Notes to Consolidated Financial Statements for notes payable and loan agreements.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

14.  CONTINGENT LIABILITIES AND COMMITMENTS, continued

     Following are the lease commitments for leases having terms of more than one year:

                             March 31, 2001
                      ---------------------------    Net activity
                      Property, plant      Rental    subsequent to
      Year ended    and other equipment    fleet       year end     Total
     --------------------------------------------------------------------
                                  (in thousands)

      2002              $  3,325          157,817      502     161,644
      2003                 2,320          144,184      602     147,106
      2004                 1,906          117,250      602     119,758
      2005                 1,688          103,521      602     105,811
      2006                 1,617           76,059      602      78,278
      Thereafter           9,184           92,876    1,909     103,969
                          --------------------------------------------
                        $ 20,040          691,707    4,819     716,566
                          ============================================

     The Company, at the expiration of the lease, has the option to renew the lease, purchase the units for fair market value, or sell the units to a third party on behalf of the lessor. On or before a specific date prior to the expiration date of the lease, the Company has the ability to exercise a TRAC option. Under this provision the Company has the right to purchase the units at a specified price. At March 31, 2001, U-Haul had not exercised any options to purchase units. Subsequent to March 31, 2001, the Company exercised one purchase option totaling $972,000.

     In December 1996, AMERCO executed a $100,000,000 Operating Lease Facility with a number of financial institutions which was amended and restated in July 1999 to $170,000,000. In September 1999, AMERCO entered into an additional $125,000,000 Operating Lease Facility. Under these facilities, the lessor acquires land to be developed for storage locations by AMERCO, as Construction Agent, or acquires existing storage locations with advances of funds (the Advances) made by certain parties to the facilities. AMERCO will separately lease land and improvements, including completed locations capitalized by the lessor, under the facilities and the respective lease supplements. Funding under the facilities totaled $231,664,000 and $174,900,000 at March 31, 2001 and 2000, respectively.

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

     On June 24, 1997, five (5) current and/or former Moving Center General Managers (GMs) and one (1) Area Field Manager (AFM) filed suit in Marin County Superior Court, Case No. BC 203532, entitled Sarah Saunders, et al. vs. U-Haul
                                             ----------------------     ------
Company of California, Inc., claiming that they were entitled to be compensated
---------------------------
for all overtime hours worked in excess of forty (40) hours per week. In addition, these Plaintiffs sought class action status purporting to represent all persons employed in California as either a salaried GM or AFM since September 1993. On September 30, 1997, a virtually identical lawsuit was filed in Los Angeles County Superior Court, Case No. BC 178775, entitled Wyatt
                                                                   -----
Crandall vs. U-Haul International, Inc. and U-Haul Co. of California.  This
--------     -------------------------------------------------------
action did not include AFMs, but did purport to be brought on behalf of GMs and GM trainees. These cases were consolidated by the Court in Los Angeles on October 15, 1998. On June 10, 1999, Plaintiff's motion to certify the AFMs as a class was denied and the motion to certify the GMs as a class was granted. Notice of certification was mailed on or about August 24, 1999. The class opt-out period ended on October 11, 1999. The case was bifurcated and the liability portion of the case was tried to the Court. The Court found for the Plaintiff's on January 8, 2001. The damage portion of the case was to begin on April 9, 2001. The Company settled the case for $7.5 million on April 5, 2001, and the Court approved the settlement on May 22, 2001. The class approval process will take between 60 and 120 days from the time of the Court approval.

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

     During the years ended 2001 and 2000, AMERCO sold $10,510,000 and $3,910,000, respectively, of remanufactured engines and small automotive parts and purchased $53,671,000 and $38,373,000, respectively, of automotive parts and tools from a company wherein a major stockholder, director and officer of AMERCO has a beneficial minority ownership interest.

     During the years ended 2001 and 2000, AMERCO purchased $1,090,000 and $2,508,000, respectively, of rebuilt torque converters and other related transmission parts from a company wherein an owner is a family member of a major stockholder, director and officer of AMERCO.

     During the years ended 2001, 2000 and 1999, AMERCO purchased $3,460,000, $3,371,000 and $3,070,000, respectively, of printing from a company wherein an officer is a major stockholder, director and officer of AMERCO.

     Management believes that these transactions were consummated on terms equivalent to those that prevail in arm's-length transactions.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

19.  SUPPLEMENTAL CASH FLOW INFORMATION

     The (increase) decrease in receivables, inventories and accounts payable and accrued expenses net of other operating and investing activities follows:

                                                      Year ended
                                       ---------------------------------------
                                         2001            2000            1999
                                       ---------------------------------------
                                                    (in thousands)

         Receivables                 $ (32,612)        (40,590)            676
                                       =======================================

         Inventories                 $     609          (4,455)        (11,272)
                                       =======================================

         Accounts payable and
           accrued expenses          $    (113)         20,146          12,668
                                       =======================================


20.  SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE SUBSIDIARIES

     A summarized consolidated balance sheet for RepWest is presented below:

                                                                December 31,
                                                        ----------------------
                                                             2000        1999
                                                        -----------------------
                                                              (in thousands)

      Investments, securities                          $   409,535     405,250
      Investments, other                                    34,062      18,786
      Receivables                                          200,651     158,413
      Deferred policy acquisition costs                     21,637      15,130
      Due from affiliate                                    43,121      28,054
      Deferred federal income taxes                         13,167      13,384
      Other assets                                          11,961      25,770
                                                           -------------------
          Total assets                                 $   734,134     664,787
                                                           ===================

      Policy liabilities and accruals                  $   372,328     339,220
      Unearned premiums                                    107,768      64,755
      Other policyholders' funds and liabilities            61,952      52,307
                                                           -------------------
          Total liabilities                                542,048     456,282

      Stockholder's equity                                 192,086     208,505
                                                           -------------------

            Total liabilities and stockholder's equity $   734,134     664,787
                                                           ===================


     A summarized consolidated income statement for RepWest is presented below:

                                                    Year ended December 31,
                                              --------------------------------
                                                 2000        1999        1998
                                              --------------------------------
                                                      (in thousands)

    Premiums                                 $ 218,097     173,803     145,301
    Net investment income                       29,103      33,004      35,755
                                               -------------------------------
        Total revenue                          247,200     206,807     181,056

    Benefits and losses                        204,133     150,543     118,870
    Amortization of deferred policy
      acquisition costs                         16,308      13,358       7,443
    Operating expenses                          56,653      34,972      35,637
                                               -------------------------------
        Total expenses                         277,094     198,873     161,950

          Income from operations               (29,894)      7,934      19,106
    Income tax benefit (expense)                10,494      (2,611)     (5,976)
                                               -------------------------------
          Net income (loss)                  $ (19,400)      5,323      13,130
                                               ===============================

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

20. SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE SUBSIDIARIES, continued

     A summarized consolidated balance sheet for Oxford is presented below:

                                                                December 31,
                                                         ---------------------
                                                             2000        1999
                                                         ---------------------
                                                              (in thousands)

      Investments, fixed maturities                    $   542,947     485,379
      Investments, other                                   171,684     122,038
      Receivables                                           27,430      19,021
      Deferred policy acquisition costs                     78,170      73,272
      Deferred federal income taxes                            304         -
      Other assets                                          29,776      32,270
                                                           -------------------
          Total assets                                 $   850,311     731,980
                                                           ===================

      Policy liabilities and accruals                  $   185,038     142,180
      Premium deposits                                     522,207     461,673
      Other policyholders' funds and liabilities            21,525      18,390
      Due to affiliate                                      10,942      10,669
      Deferred federal income taxes                         10,793      10,975
                                                           -------------------
          Total liabilities                                750,505     643,887

      Stockholder's equity                                  99,806      88,093
                                                           -------------------

            Total liabilities and stockholder's equity $   850,311     731,980
                                                           ===================


     A summarized consolidated income statement for Oxford is presented below:

                                                    Year ended December 31,
                                               -------------------------------
                                                 2000        1999        1998
                                               -------------------------------
                                                      (in thousands)

    Premiums                                 $ 112,616      96,406      94,488
    Net investment income                       22,166      21,540      20,080
                                               -------------------------------
        Total revenue                          134,782     117,946     114,568

    Benefits and losses                         79,233      59,049      57,690
    Amortization of deferred policy
      acquisition costs                         19,638      21,629      24,278
    Operating expenses                          28,962      23,078      20,442
                                               -------------------------------
        Total expenses                         127,833     103,756     102,410

          Income from operations                 6,949      14,190      12,158
    Income tax expense                          (2,298)     (4,117)     (3,423)
                                                ------------------------------
          Net income                         $   4,651      10,073       8,735
                                                ==============================

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

20. SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE SUBSIDIARIES, continued

     Applicable laws and regulations of the State of Arizona require maintenance of minimum capital determined in accordance with statutory accounting practices in the amount of $450,000 for Oxford and $1,000,000 for RepWest. In addition, the amount of dividends which can be paid to stockholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. Statutory surplus which can be distributed as dividends is $700,000 for Oxford and $11,700,000 for RepWest at December 31, 2000.

     Audited statutory net income(loss) for RepWest for the years ended December 31, 2000, 1999 and 1998 was $(28,116,000), $9,907,000 and $12,382,000,
respectively; audited statutory capital and surplus was $117,430,000 and $154,604,000 at December 31, 2000 and 1999, respectively.

     Audited statutory net income for Oxford for the years ended December 31, 2000, 1999 and 1998 was $6,626,000, $1,599,000 and $814,000, respectively;
audited statutory capital and surplus was $53,473,000 and $57,689,000 at December 31, 2000 and 1999, respectively.

     On November 13, 2000, Oxford acquired all of the issued and outstanding shares of Christian Fidelity Life Insurance Company (CFLIC), in an exchange of cash for stock, for $37,586,000. CFLIC's premium volume is primarily from the sale of Medicare Supplement products.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

21.  INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA

     Industry Segment Data - AMERCO has four industry segments represented by Moving and Storage Operations (U-Haul), Real Estate, Property and Casualty Insurance (RepWest) and Life Insurance (Oxford). See Note 1 of Notes to Consolidated Financial Statements for a description of the industry segments.

     Information concerning operations by industry segment follows:

                   Moving             Property/              Adjustments
                 and Storage  Real    Casualty     Life          and
                 Operations  Estate  Insurance  Insurance   Eliminations  Consolidated
                 ---------------------------------------------------------------------
                                     (in thousands)
Fiscal year 2001
----------------
Revenues:
 Outside         $1,425,512    13,659    241,109   133,358           -      1,813,638
 Intersegment           -      69,379      6,091     1,424       (76,894)         -
                  ---------   -------    -------   -------      --------    ----------
 Total revenue   $1,425,512    83,038    247,200   134,782       (76,894)   1,813,638

Depreciation/
 amortization    $   95,472    11,005     17,588    20,120           -        144,185

Interest expense $   87,773    44,265        -         -         (44,265)      87,773

Pretax earnings  $   25,399    21,544    (29,894)    6,949           -         23,998

Income tax
 expense         $   (9,568)   (7,540)    10,494    (2,298)          -         (8,912)

Extraordinary
 loss on early
 extinguishment
 of debt, net    $   (2,121)       -          -        -             -         (2,121)

Identifiable
 assets at
 March 31, 2001  $1,422,102   735,999    734,134   850,311      (358,482)   3,384,064

Fiscal year 2000
----------------
Revenues:
 Outside         $1,357,651     9,365    199,929   116,672           -      1,683,617
 Intersegment           -      71,021      6,878     1,274       (79,173)         -
                  ---------   -------    -------   -------      --------    ----------
 Total revenue   $1,357,651    80,386    206,807   117,946       (79,173)   1,683,617

Depreciation/
 amortization    $   88,363    10,512     14,819    21,787           -        135,481

Interest expense $   81,532    39,257        -         -         (39,257)      81,532

Pretax earnings  $   55,169    25,454      7,934    14,190           -        102,747

Income tax
 expense         $   21,264     8,930      2,611     4,117           -         36,922

Extraordinary
 loss on early
 extinguishment
 of debt, net    $     (334)       -         -         -             -           (334)

Identifiable
 assets at
 March 31, 2000  $1,388,639   687,855    664,787   721,311      (337,367)   3,125,225

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

Fiscal year 1999
----------------
Revenues:
 Outside         $1,266,372     6,658    169,322   113,360           -      1,555,712
 Intersegment           -      71,888     11,734     1,208       (84,830)         -
                  ---------   -------    -------   -------      --------    ----------
 Total revenue   $1,266,372    78,546    181,056   114,568       (84,830)   1,555,712

Depreciation/
 amortization    $   72,325    10,990      9,190     21,597          -        114,102

Interest expense $   73,658    40,595        -          -        (40,595)      73,658

Pretax earnings  $   46,679    19,667     19,106     12,158          -         97,610

Income tax
 expense
 (benefit)       $   18,819     6,883      5,976      3,423          -         35,101

Identifiable
 assets at
 March 31, 1999  $1,339,312   708,756    638,977    737,423     (336,965)   3,087,503

                      AMERCO AND CONSOLIDATED SUBSIDIARIES

21.  INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, continued

Geographic Area Data -             United States    Canada    Consolidated
                                   ---------------------------------------
  (All amounts are in U.S. $'s)                 (in thousands)

Fiscal year 2001
----------------
Total revenues                      $ 1,776,231      37,407     1,813,638
Depreciation/amortization           $   139,702       4,483       144,185
Interest expense                    $    87,877        (104)       87,773
Pretax earnings                     $    22,853       1,145        23,998
Income tax expense                  $    (8,906)        (6)        (8,912)
Extraordinary loss                  $    (2,121)        -          (2,121)
Identifiable assets at
  March 31, 2001                    $ 3,334,728      49,336     3,384,064

Fiscal year 2000
----------------
Total revenues                      $ 1,649,136      34,481     1,683,617
Depreciation/amortization           $   131,513       3,968       135,481
Interest expense                    $    81,515          17        81,532
Pretax earnings (loss)              $   101,216       1,531       102,747
Income tax expense                  $    36,992         -          36,992
Extraordinary loss                  $      (334)        -            (334)
Identifiable assets at
  March 31, 2000                    $ 3,075,095      50,130     3,125,225

Fiscal year 1999
----------------
Total revenues                      $ 1,525,939      29,773     1,555,712
Depreciation/amortization           $   110,817       3,285       114,102
Interest expense                    $    73,641          17        73,658
Pretax earnings                     $    98,878      (1,268)       97,610
Income tax expense                  $    35,101         -          35,101
Identifiable assets at
  March 31, 1999                    $ 3,046,247      41,256     3,087,503


22.  SUBSEQUENT EVENTS

     On May 8, 2001, AMERCO declared a cash dividend of $3,241,000 ($0.53125 per preferred share) to the Series A preferred stockholders of record as of May 18, 2001.

     See Note 14 of Notes to Consolidated Financial Statements for other subsequent event disclosures.

     In April 2001, U-Haul entered into a master lease agreement that provides a leasing facility up to $47,633,000 to obtain certain self storage assets under operating leases.

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

                                                                          Years Ended March 31,
                                                ---------------------------------------------------------------------
                                                    2001           2000           1999           1998           1997
                                                ----------------------------------------------------------------------
                                                   (in thousands, except earnings per $100 of average investment)
Earnings data (Note A):
  Fleet Owner income:
    Credited to Fleet Owner gross
      rental income                            $   1,350          1,977          2,191          2,317          3,214
    Credited to Trailer Accident
      Fund (Notes D and E)                            79            114            144            183            253
                                                   -----          -----          -----          -----          -----

      Total Fleet Owner income                     1,429          2,091          2,335          2,500          3,467
                                                   -----          -----          -----          -----          -----

  Fleet Owner operation expenses:
    Charged to Fleet Owner (Note C)                  719            999            873          1,144          1,639
    Charged to Trailer Accident
      Fund (Notes D and F)                            18             23             27             20             29
                                                   -----          -----          -----          -----          -----

      Total Fleet Owner operation
        expenses                                     737          1,022            900          1,164          1,668
                                                   -----          -----          -----          -----          -----

      Fleet Owner earnings before
        Trailer Accident Fund credit,
        depreciation and income taxes                631            978          1,318          1,173          1,575

  Trailer Accident Fund credit (Note D)               61             91            117            163            224
                                                   -----          -----          -----          -----          -----
      Net Fleet Owner earnings before
        depreciation and income taxes          $     692          1,069          1,435          1,336          1,799
                                                   =====          =====          =====          =====          =====

Investment data (Note A):
  Amount at end of year                        $   2,046          2,654          3,272          3,875          5,402
                                                   =====          =====          =====          =====          =====
  Average amount during year                   $   2,350          2,963          3,574          4,639          6,137
                                                   =====          =====          =====          =====          =====

      Net Fleet Owner earnings before
        depreciation and income taxes
        per $100 of average investment
        (Note B)                               $   23.38          28.12          29.56          28.79          29.31
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

(C) A summary of operations expenses charged directly to Independent Fleet Owners follows:

                                                           Year ended March 31,
                                                ----------------------------------------
                                                    2001    2000    1999    1998    1997
                                                ----------------------------------------
                                                             (in thousands)


               Licenses                        $     124     150     159     285     434
               Public liability insurance             87     126     134     156     198
               Repairs and maintenance               508     723     580     703   1,007
                                                     ---     ---     ---   -----   -----

                                               $     719     999     873   1,144   1,639
                                                     ===     ===     ===   =====   =====

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

                               NOTES TO SUMMARY OF EARNINGS OF INDEPENDENT TRAILER FLEETS, continued

                                                      Additional Information

(E) Commissions foregone for transfer to the Trailer Accident Fund follows:
                                                       Fleet Owners
                                  Subsidiary     -------------------------
                                    U-Haul       Subsidiary
                                  Companies      Companies     Independent     Total
                                  --------------------------------------------------
                                                    (in thousands)

        Year ended:

        March 31, 2001           $  6,073         3,191             79         9,343
        March 31, 2000              6,061         3,150            114         9,325
        March 31, 1999              6,081         3,131            144         9,356
        March 31, 1998              6,299         3,208            183         9,690
        March 31, 1997              6,262         3,119            253         9,634





(F) A summary of Independent Fleet Owner expenses borne by the Trailer Accident Fund follows:




                                                                                                   Total
                                                       Fleet Owners                               Trailer
                                    Subsidiary   -----------------------           Trailer        Accident
                                      U-Haul     Subsidiary                Sub     Accident        Repair
                                    Companies    Companies   Independent  Total   Retirements     Expenses
                                    ----------------------------------------------------------------------
                                                                 (in thousands)

        Year ended:

        March 31, 2001             $  1,067         561           18      1,646        498          2,144
        March 31, 2000                1,233         641           23      1,897        354          2,251
        March 31, 1999                1,148         591           27      1,766        342          2,108
        March 31, 1998                  682         347           20      1,049        408          1,457
        March 31, 1997                  722         360           29      1,111        246          1,357

(G) Certain reclassifications have been made to the Summary of Earnings of Independent Trailer Fleets for the fiscal years ended
        1999, 1998 and 1997 to conform with the current year's presentation.

                                   Schedule I


                  Condensed Financial Information of Registrant
                                     AMERCO
                                 Balance Sheets
                                    March 31,


                                                        2001         2000
                                                    ----------------------
                                                          (in thousands)
Assets
------

   Cash                                           $       114          108
   Investment in subsidiaries                         919,063      844,115
   Due from unconsolidated subsidiaries             1,105,943    1,042,992
   Other assets                                        15,061       28,770
                                                    ----------------------

                                                  $ 2,040,181    1,915,985
                                                    ======================


Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
   Notes and loans payable                        $ 1,156,613    1,137,553
   Other liabilities                                  253,009      176,889
                                                    ----------------------

Stockholders' equity:
   Preferred stock                                        -            -
   Common stock                                        10,563       10,563
   Additional paid-in capital                         312,128      275,242
   Accumulated other comprehensive income             (40,709)     (42,317)

   Retained earnings:
     Beginning of year                                755,172      703,322
     Net earnings                                      12,965       65,491
     Dividends paid                                   (12,963)     (13,641)
                                                    ----------------------
                                                      755,174      755,172

   Less:
     Cost of common shares in treasury                406,617      397,000
     Unearned employee stock
       ownership plan shares                              (20)         117
                                                    ----------------------
          Total stockholders' equity                  630,559      601,543
                                                    ----------------------
                                                  $ 2,040,181    1,915,985
                                                    ======================


     See accompanying notes to condensed financial information and notes to consolidated financial statements incorporated herein by reference.

                  Condensed Financial Information of Registrant
                                     AMERCO
                             Statements of Earnings
                              Years Ended March 31,


                                          2001         2000         1999
                                     ------------------------------------
                                         (in thousands, except share
                                             and per share data)

Revenues
--------
   Net interest income from
     subsidiaries                  $     61,509       53,504       57,500

Expenses
--------
   Interest expense                      86,963       77,561       73,960
   Other expenses                         5,750        5,823        7,394
                                     ------------------------------------

   Total expenses                        92,713       83,384       81,354
                                     ------------------------------------

   Operating loss                       (31,204)     (29,880)     (23,854)

   Equity in earnings of
     unconsolidated subsidiaries         73,959      126,878      111,782

   Income tax expense                   (27,669)     (31,173)     (25,419)

   Extraordinary loss on early
     extinguishment of debt, net         (2,121)        (334)         -
                                     ------------------------------------


      Net earnings                 $     12,965       65,491       62,509
                                     ====================================

   Earnings per common share
     (both basic and diluted):
   Earnings from operations
     before extraordinary loss
     on early extinguishment of
     debt                          $       0.10         2.39         2.07
   Extraordinary loss on early
     extinguishment of debt, net          (0.10)       (0.02)         -
                                     ------------------------------------
      Net earnings                 $      (0.00)        2.37         2.07
                                     ====================================

   Weighted average common
     shares outstanding              21,486,370   21,934,390   21,937,686
                                     ====================================


     See accompanying notes to condensed financial information and notes to consolidated financial statements incorporated herein by reference.

                  Condensed Financial Information of Registrant
                                     AMERCO
                            Statements of Cash Flows
                              Years Ended March 31,


                                          2001         2000         1999
                                        ---------------------------------
                                                  (in thousands)

Cash flows from operating activities:
Net earnings                          $  12,965       65,491       62,509
  Amortization, net                         826         (569)      (1,730)
  Equity in earnings of
    subsidiaries                          72,159      85,266       78,014
  (Increase) decrease in amounts due
    from unconsolidated subsidiaries     (62,951)     14,150      (64,062)
  Net change in operating assets and
    liabilities                          (19,902)    (83,449)     (89,921)
  Other, net                               2,901     (27,005)      (4,695)
                                        ---------------------------------

Net cash provided (used) by
  operating activities                     5,998      53,884      (19,885)
                                        ---------------------------------

Cash flows from financing activities:
Net change in short term borrowings      156,070    (146,500)     135,500
Proceeds from notes                          -       350,000          -
Leveraged Employee Stock Ownership
  Plan-repayments from loan                  137         118        1,017
Principal payments on notes             (137,010)   (180,010)     (45,008)
Debt issuance costs                         (488)     (6,024)        (358)
Repurchase of preferred stock                -       (25,000)     (50,000)
Preferred stock dividends paid           (12,963)    (13,641)     (17,414)
Treasury stock purchase, net              (9,617)    (33,467)      (3,810)
Deferred tax-treasury stock                  -           -            -
Escrow deposit                               -           -            -
Extraordinary loss on early
  extinguishment of debt, net             (2,121)       (334)         -
                                        ---------------------------------

Net cash provided (used) by
  financing activities                    (5,992)    (54,858)      19,927
                                        ---------------------------------

Increase (decrease) in cash
  and cash equivalents                         6        (974)          42
Cash and cash equivalents
  at beginning of year                       108       1,082        1,040
                                        ---------------------------------

Cash and cash equivalents
  at end of year                      $      114         108        1,082
                                        =================================


     Income taxes paid in cash amounted to $3,450,000, $1,522,000 and $1,656,000 for 2001, 2000 and 1999, respectively. Interest paid in cash amounted to $92,622,000, $77,529,000 and $74,026,000 for 2001, 2000 and 1999,
respectively.

     See accompanying notes to condensed financial information and notes to consolidated financial statements incorporated herein by reference.

                  Condensed Financial Information of Registrant
                                     AMERCO
                    Notes to Condensed Financial Information
                          March 31, 2001, 2000 and 1999


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

3.   NOTES AND LOANS PAYABLE
       Notes and loans payable consist of the following:

                                                          March 31,
                                                   --------------------
                                                       2001       2000
                                                   --------------------
                                                       (in thousands)
      Medium-term notes payable, unsecured,
         7.23% to 8.08% interest
            rates, due through 2027              $   212,000    237,000
      Notes payable under Bond Backed Asset
         Trust, unsecured, 7.14% interest
            rates, due through 2032                  100,000    200,000
      Notes payable to banks under
         commercial paper agreements, unsecured,
            5.00% to 6.20% interest rates            119,570        -
      Notes payable to public,
         unsecured, 7.85% interest
            rate, due through 2003                   175,000    175,000
      Senior Note, unsecured, 7.20% interest
         rate, due through 2002                      150,000    150,000
      Senior Note, unsecured, 8.80% interest
         rate, due through 2005                      200,000    200,000
      Other notes payable, unsecured,
         9.50% interest rate,
            due through 2005                              42         53
      Notes payable to banks under
         revolving lines of credit, unsecured,
            5.31% to 5.56% interest rates            185,000    159,000
      Other short-term promissory notes,
            5.96% interest rate                       15,000     16,500
                                                   --------------------
                                                 $ 1,156,612  1,137,553
                                                   ====================


     For additional information, see Note 5 of Notes to Consolidated Financial Statements.

                                                             Schedule V

                                                AMERCO AND CONSOLIDATED SUBSIDIARIES
                               Supplemental Information (For Property-Casualty Insurance Underwriters)
                                             Years ended December 31, 2000, 1999 and 1998




                                  Reserves                                                           Amorti-
                                 for Unpaid                                                           zation    Paid
                                   Claims                                            Claims and         of     Claims
                        Deferred     and                                           Claim Adjustment  Deferred    and
                         Policy     Claim                        Net      Net     Expenses Incurred  Policy     Claim      Net
          Affiliation    Acqui-    Adjust-  Discount            Earned  Invest-     Related to        Acqui-  Adjust-   Premiums
Fiscal       With       sition      ment    if any,  Unearned  Premiums  ment     Current   Prior    sition      ment    Written
 Year     Registrant     Costs    Expenses  Deducted Premiums    (1)    Income(3)   Year     Year     Costs   Expenses     (2)
 ----     ----------     -----    --------  -------- --------  -------- ---------   ----     ----     -----   --------   -------
                                                             (in thousands)
 2001  Consolidated
       property -
       casualty entity    $ 21,637   369,292   N/A   107,768   212,005  32,030    155,073  35,387    16,309   178,221    251,924
 2000  Consolidated
       property -
       casualty entity      15,130   334,857   N/A    64,755   166,925  32,527    121,861  16,052    13,358   138,072    176,604

 1999  Consolidated
       property -
       casualty entity      12,299   344,748   N/A    55,076   133,567  32,908    116,069  (8,827)    7,443   140,159    143,571









(1)  The earned premiums are reported net of intersegment transactions.  Earned premiums eliminated in consolidation amount to
      $6,091,000, $6,878,000 and $11,734,000 for the years ended 2000, 1999 and 1998, respectively.

(2)  The premiums written are reported net of intersegment transactions.  Premiums written eliminated in consolidation amount to
      $6,091,000, $6,678,000 and $10,921,000 for the years ended 2000, 1999 and 1998, respectively.

(3)  Net Investment Income excludes net realized gains (losses) on investments of ($2,926,204), $477,000 and $2,847,000 for the years 2000, 1999 and 1998, respectively.

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


Dated:  June 29, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    Signature                       Title               Date
    ---------                       -----               ----



/S/ EDWARD J. SHOEN         Chairman of the Board   June 29, 2001
--------------------------
Edward J. Shoen              (Principal Executive
                              Officer)

/S/ GARY B. HORTON          Principal Financial     June 29, 2001
--------------------------   and Accounting Officer
Gary B. Horton


/S/ WILLIAM E. CARTY        Director                June 29, 2001
--------------------------
William E. Carty


/S/ JAMES P. SHOEN          Director                June 29, 2001
--------------------------
James P. Shoen


/S/ CHARLES J. BAYER        Director                June 29, 2001
--------------------------
Charles J. Bayer


/S/ JOHN M. DODDS           Director                June 29, 2001
--------------------------
John M. Dodds


/S/ JAMES J. GROGEN         Director                June 29, 2001
--------------------------
James J. Grogen


/S/ JOHN P. BROGAN           Director               June 29, 2001
---------------------------
John P. Brogan