Form 10-Q
period 2001-12-31
AMERCO /NV/
filed 2002-02-19
CIK 4457

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the quarterly period ended December 31, 2001

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from __________________ to __________________

Commission             Registrant, State of Incorporation,      I.R.S. Employer
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ].

21,417,837 shares of AMERCO Common Stock, $0.25 par value were outstanding at February 12, 2002.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at February 12, 2002. U-Haul International, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         a)  Condensed Consolidated Balance Sheets as of December 31, 2001
             (unaudited) and March 31, 2001..............................     4

         b)  Condensed Consolidated Statements of Earnings for the Nine
             months ended December 31, 2001 and 2000 (unaudited)..........    6

         c)  Condensed Consolidated Statements of Comprehensive Income
             for the Nine months ended December 31, 2001 and 2000
             (unaudited)..................................................    7

        d)  Condensed Consolidated Statements of Earnings for the Quarters
            ended December 31, 2001 and 2000 (unaudited)..................    8

         e)  Condensed Consolidated Statements of Comprehensive Income for
             the Quarters ended December 31, 2001 and 2000 (unaudited)....    9

         f)  Condensed Consolidated Statements of Cash Flows for the Nine
             months ended December 31, 2001 and 2000 (unaudited)..........   10

         g)  Notes to Condensed Consolidated Financial Statements -
             December 31, 2001 (unaudited), March 31, 2001 and
             December 31, 2000 (unaudited)................................   11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................   22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......   30

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................   31

Item 6.  Exhibits and Reports on Form 8-K.................................   32

                    PART I.  FINANCIAL INFORMATION


A review of the Condensed Consolidated Financial Statements herein was not completed by the Company's independent public accountant prior to the deadline for filing this Form 10-Q, as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended.

                    ITEM 1.  FINANCIAL STATEMENTS


               AMERCO AND CONSOLIDATED SUBSIDIARIES

              Condensed Consolidated Balance Sheets


                                                  December 31,   March 31,
Assets                                                2001          2001
                                                  ------------------------
                                                   (Unaudited)
                                                        (in thousands)


Cash and cash equivalents                       $    35,716         52,778
Inventories, net                                     79,941         84,005
Prepaid expenses                                     18,324         14,416
Investments, fixed maturities                       986,698        952,482
Investments, other                                  545,919        464,958
Other assets                                        485,785        452,781
                                                  ------------------------

Property, plant and equipment, at cost:
  Buildings and improvements                        826,126        832,372
  Rental trucks                                   1,069,769      1,037,653
  Other property, plant, and equipment              661,294        660,802
                                                  ------------------------
                                                  2,557,189      2,530,827
  Less accumulated depreciation                   1,218,226      1,168,183
                                                  ------------------------

       Total property, plant and equipment        1,338,963      1,362,644
                                                  ------------------------








Total Assets                                    $ 3,491,346      3,384,064
                                                  ========================




























The accompanying notes are an integral part of these consolidated financial statements.

                                                  December 31,   March 31,
Liabilities and Stockholders' Equity                  2001          2001
                                                  ------------------------
                                                   (Unaudited)
                                                        (in thousands)

Liabilities:
  Notes and loans payable                       $ 1,132,612      1,156,848
  Policy benefits and losses, claims and
    loss expenses payable                           705,745        668,830
  Liabilities from premium deposits                 548,948        522,207
  Deferred income                                    15,424         24,546
  Deferred income taxes                             187,413        139,419
  Other liabilities                                 238,437        256,848
                                                  ------------------------
         Total liabilities                        2,828,579      2,768,698

Stockholders' equity:
  Serial preferred stock -
    Series A preferred stock                            -              -
    Series B preferred stock                            -              -
  Serial common stock -
    Series A common stock                             1,441          1,441
  Common stock                                        9,122          9,122
  Additional paid-in capital                        321,031        312,128
  Accumulated other comprehensive income            (30,681)       (40,709)
  Retained earnings                                 791,930        755,174
  Cost of common shares in treasury, net           (415,924)      (406,617)
  Unearned ESOP shares                              (14,152)       (15,173)
                                                  ------------------------
         Total stockholders' equity                 662,767        615,366

Contingent liabilities and commitments
                                                  ------------------------

Total Liabilities and Stockholders' Equity      $ 3,491,346      3,384,064
                                                  ========================



























The accompanying notes are an integral part of these consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

           Condensed Consolidated Statements of Earnings

                  Nine months ended December 31,
                             (Unaudited)

                                                        2001         2000
                                                   -----------------------
                                                     (in thousands, except
                                                   share and per share data)

Revenues
  Rental revenue                                 $    980,095      951,058
  Net sales                                           158,556      155,078
  Premiums                                            308,261      210,102
  Net investment and interest income                   68,101       72,082
                                                   -----------------------
      Total revenues                                1,515,013    1,388,320

Costs and expenses
  Operating expenses                                  783,219      745,039
  Cost of sales                                        89,116       87,600
  Benefits and losses                                 276,260      170,678
  Amortization of deferred policy
   acquisition costs                                   32,346       25,112
  Lease expense                                       133,130      132,395
  Depreciation, net                                    68,754       69,552
                                                   -----------------------
      Total costs and expenses                      1,382,825    1,230,376

Earnings from operations                              132,188      157,944

  Interest expense                                     58,842       65,287
                                                   -----------------------

Pretax earnings                                        73,346       92,657

Income tax expense                                    (26,869)     (32,983)
                                                   -----------------------

Earnings from operations before extraordinary
  loss on early extinguishment of debt                 46,477       59,674
Extraordinary loss on early extinguishment
  of debt, net of tax of $1,160                           -         (2,121)
                                                   -----------------------
      Net earnings                               $     46,477       57,553
                                                   =======================

Basic and diluted earnings per common share:
  Earnings from operations before extraordinary
    loss on early extinguishment of debt                 1.74         2.32
  Extraordinary loss on early extinguishment
    of debt, net                                          -          (0.10)
                                                   -----------------------
      Net earnings                               $       1.74         2.22
                                                   =======================


Basic and diluted average common shares
  outstanding:                                     21,092,225   21,539,821
                                                   =======================















The accompanying notes are an integral part of these consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

     Condensed Consolidated Statements of Comprehensive Income

                  Nine months ended December 31,
                            (Unaudited)

                                                        2001         2000
                                                       -------------------
                                                          (in thousands)
Comprehensive income:
  Net earnings                                       $ 46,477       57,553
    Changes in other comprehensive income:
     Foreign currency translation                      (3,647)      (4,683)
     Fair market value of cash flow hedge                 153         (861)
     Unrealized gain on investments                    13,522        3,033
                                                       -------------------

     Total comprehensive income                      $ 56,505       55,042
                                                       ===================




















































The accompanying notes are an integral part of these consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

          Condensed Consolidated Statements of Earnings

                   Quarters ended December 31,
                           (Unaudited)

                                                        2001         2000
                                                  ---------------------------
                                                    (in thousands, except
                                                  share and per share data)

Revenues
  Rental revenue                                 $    279,114      270,775
  Net sales                                            40,284       41,117
  Premiums                                            105,381       88,607
  Net investment and interest income                   21,142       25,478
                                                   -----------------------
      Total revenues                                  445,921      425,977

Costs and expenses
  Operating expense                                   256,496      258,200
  Cost of sales                                        23,950       21,626
  Benefits and losses                                  95,487       74,863
  Amortization of deferred policy
   acquisition costs                                   11,413        8,554
  Lease expense                                        42,905       45,859
  Depreciation, net                                    27,923       25,067
                                                   -----------------------
Total costs and expenses                              458,174      434,169

Loss from operations                                  (12,253)      (8,192)

  Interest expense                                     17,986       21,235
                                                   -----------------------

Pretax loss                                           (30,239)     (29,427)

Income tax benefit                                     10,027       10,256
                                                   -----------------------

Loss from operations before extraordinary
  loss on early extinguishment of debt                (20,212)     (19,171)
Extraordinary loss on early extinguishment
  of debt, net of tax of $1,160                           -         (2,121)
                                                   -----------------------
      Net loss                                   $    (20,212)     (21,292)
                                                   =======================


Basic and diluted loss per common share:
  Loss from operations before extraordinary
    loss on early extinguishment of debt         $      (1.12)       (1.05)
  Extraordinary loss on early extinguishment
    of debt, net                                          -          (0.10)
                                                   -----------------------
      Net loss                                   $      (1.12)       (1.15)
                                                   =======================


Basic and diluted average common shares
  outstanding:                                     20,892,342   21,406,688
                                                   =======================














The accompanying notes are an integral part of these consolidated financial statements.

                          AMERCO AND CONSOLIDATED SUBSIDIARIES

                Condensed Consolidated Statements of Comprehensive Income

                               Quarters ended December 31,
                                        (Unaudited)

                                                        2001         2000
                                                       -------------------
                                                          (in thousands)
Comprehensive income:
  Net loss                                          $ (20,212)     (21,292)
    Changes in other comprehensive income:
     Foreign currency translation                        (527)      (1,098)
     Fair market value of cash flow hedge                 443         (679)
     Unrealized gain on investments                     9,107        7,074
                                                       -------------------

     Total comprehensive loss                       $ (11,189)     (15,995)
                                                       ===================




















































The accompanying notes are an integral part of these consolidated financial statements.

               AMERCO AND CONSOLIDATED SUBSIDIARIES

          Condensed Consolidated Statements of Cash Flows

                  Nine months ended December 31,
                            (Unaudited)

                                                         2001        2000
                                                       -------------------
                                                          (in thousands)

Net cash provided by operating activities              131,125     100,900
                                                       -------------------

Cash flows from investing activities:
  Purchases of investments:
    Property, plant and equipment                     (144,103)   (280,271)
    Fixed maturities                                  (140,695)    (84,808)
    Real estate                                        (65,436)        -
    Mortgage loans                                        (561)    (21,654)
  Proceeds from sale of investments:
    Property, plant and equipment                      101,049     240,140
    Fixed maturities                                   117,356      89,583
    Mortgage loans                                      10,039      19,187
  Changes in other investments                         (18,359)   (120,313)
                                                       -------------------

Net cash used by investing activities                 (140,710)   (158,136)
                                                       -------------------

Cash flows from financing activities:
  Net change in short-term borrowings                   81,743     169,281
  Principal payments on notes                         (102,530)   (125,048)
  Investment contract deposits                         107,855      62,947
  Investment contract withdrawals                      (83,224)    (55,763)
  Changes in other financing activities                (11,321)    (17,569)
                                                       -------------------

Net cash provided (used) by financing activities        (7,477)     33,848
                                                       -------------------

Decrease in cash and cash equivalents                  (17,062)    (23,388)

Cash and cash equivalents at beginning of period        52,778      48,435
                                                       -------------------

Cash and cash equivalents at end of period           $  35,716      25,047
                                                       ===================






Summary of non-cash investing and financing
  activity:
  A note and other receivables were reduced
  in exchange for the purchase of storage
  properties from a related party.                   $  35,196         -

  An investment was received in
  exchange for the sale of storage
  properties to a related party.                     $  44,312      98,351













The accompanying notes are an integral part of these consolidated financial statements.

                     AMERCO AND CONSOLIDATED SUBSIDIARIES

               Notes to Condensed Consolidated Financial Statements

             December 31, 2001, March 31, 2001 and December 31, 2000
                                   (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
     AMERCO, a Nevada corporation (AMERCO), is the parent company for U-Haul International, Inc. (U-Haul), which conducts moving and storage operations, Amerco Real Estate Company (Real Estate), which conducts real estate operations, Republic Western Insurance Company (RepWest), which conducts property and casualty insurance operations, and Oxford Life Insurance Company (Oxford), which conducts life insurance operations.

PRINCIPLES OF CONSOLIDATION
     The condensed consolidated financial statements include the accounts of AMERCO and its wholly-owned subsidiaries. All material intercompany accounts and transactions of AMERCO and its subsidiaries have been eliminated. The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in AMERCO's annual financial statements and notes.

     The condensed consolidated balance sheet as of December 31, 2001 and the related condensed consolidated statements of earnings and the condensed consolidated statements of comprehensive income for the three and nine months ended December 31, 2001 and 2000 and the condensed consolidated cash flows for the nine months ended December 31, 2001 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such condensed financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The operating results and financial position of AMERCO's consolidated insurance operations are determined on a one quarter lag. There were no effects related to intervening events which would materially affect the consolidated financial position or results of operations for the financial statements presented herein, except for as described in Note 9.

     Certain reclassifications have been made to the financial statements for the three and nine months ended December 31, 2000 to conform with the current year's presentation.

                     AMERCO AND CONSOLIDATED SUBSIDIARIES

               Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)


2.  INVESTMENTS

     A comparison of amortized cost to market for fixed maturities is as follows:

     September 30, 2001
     ------------------   Par Value               Gross       Gross    Estimated
     Consolidated         or number  Amortized  unrealized  unrealized   market
     Held-to-Maturity     of shares     cost      gains       losses      value
                          ------------------------------------------------------
                                               (in thousands)

     U.S. treasury
       securities
       and government
       obligations        $   4,100  $   3,626        252         -       3,878
     U.S. government
       agency mortgage-
       backed securities  $  10,048     10,005        432         -      10,437
     Corporate
       securities         $  44,522     42,758      1,791        (164)   44,385
     Mortgage-backed
       securities         $  30,334     29,831      1,379         (35)   31,175
     Redeemable preferred
       stocks               114,784    114,674        373      (2,988)  112,059
                                       ----------------------------------------

                                       200,894      4,227      (3,187)  201,934
                                       ----------------------------------------

     September 30, 2001
     ------------------   Par Value               Gross       Gross    Estimated
     Consolidated         or number  Amortized  unrealized  unrealized   market
     Available-for-Sale   of shares     cost      gains       losses      value
                          ------------------------------------------------------
                                               (in thousands)

     U.S. treasury
       securities
       and government
       obligations        $  42,260  $  42,737      2,610         -      45,347
     U.S. government
       agency mortgage-
       backed securities  $  27,531     27,324      1,209          (2)   28,531
     Obligations of
       states and
       political
       subdivisions       $  15,910     16,039        698         (26)   16,711
     Corporate
       securities         $ 630,723    622,584     19,629     (17,162)  625,051
     Mortgage-backed
       securities         $  31,300     31,238      1,205        (364)   32,079
     Redeemable preferred
       stocks                 1,228     31,022        304        (565)   30,761
     Redeemable common
       stocks                   657      8,625        -        (1,301)    7,324
                                       ----------------------------------------

                                       779,569     25,655     (19,420)  785,804
                                       ----------------------------------------

            Total                    $ 980,463     29,882     (22,607)  987,738
                                       ========================================

                     AMERCO AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)


3.  SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE SUBSIDIARIES

     A summarized condensed consolidated balance sheet for RepWest is presented below:

                                                         September 30,
                                                    --------------------
                                                       2001        2000
                                                    --------------------
                                                        (in thousands)

    Investments, fixed maturities                  $ 391,507     413,149
    Investments, other                                84,379      27,823
    Receivables                                      223,740     147,143
    Due from affiliate                                53,042      28,905
    Other assets                                      54,277      48,528
                                                     -------------------

         Total assets                              $ 806,945     665,548
                                                     ===================

    Policy liabilities and accruals                $ 406,072     309,887
    Unearned premiums                                105,120      81,679
    Other policyholders' funds and liabilities        57,713      61,908
                                                     -------------------
      Total liabilities                              568,905     453,474

    Stockholder's equity                             238,040     212,074
                                                     -------------------

         Total liabilities and
           stockholder's equity                    $ 806,945     665,548
                                                     ===================


     A summarized condensed consolidated income statement for RepWest is presented below:

                                         Quarter ended        Nine months ended
                                         September 30,          September 30,
                                      -----------------------------------------
                                        2001      2000          2001      2000
                                      -----------------------------------------
                                                   (in thousands)

    Premiums                         $ 64,717    63,386       192,982   135,718
    Net investment income               8,102     7,966        23,967    23,718
                                       ----------------       -----------------
      Total revenue                    72,819    71,352       216,949   159,436

    Benefits and losses                65,618    56,331       188,256   116,432
    Amortization of deferred
      policy acquisition costs          6,207     3,770        17,837    10,130
    Operating expenses                 13,782    18,055        42,556    37,783
                                       ----------------       -----------------
      Total expenses                   85,607    78,156       248,649   164,345

    Loss from operations              (12,788)   (6,804)      (31,700)   (4,909)
    Income tax benefit                  4,522     2,379        11,209     1,789
                                       ----------------       -----------------

        Net loss                    $  (8,266)   (4,425)      (20,491)   (3,120)
                                       ================       =================

                     AMERCO AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)


3. SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE SUBSIDIARIES, continued

     A summarized condensed consolidated balance sheet for Oxford is presented below:

                                                         September 30,
                                                     -------------------
                                                       2001        2000
                                                     -------------------
                                                        (in thousands)

    Investments, fixed maturities                  $ 595,191     470,772
    Investments, other                               198,668     167,208
    Receivables                                       31,123      19,564
    Other assets                                      89,865      84,626
                                                     -------------------

        Total assets                               $ 914,847     742,170
                                                     ===================

    Policy liabilities and accruals                $ 191,104     152,358
    Premium deposits                                 548,948     469,393
    Other policyholders' funds and liabilities        50,739      30,501
                                                     -------------------
      Total liabilities                              790,791     652,252

    Stockholder's equity                             124,056      89,918
                                                     -------------------

        Total liabilities and
          stockholder's equity                     $ 914,847     742,170
                                                     ===================


     A summarized condensed consolidated income statement for Oxford is presented below:

                                        Quarter ended         Nine months ended
                                        September 30,           September 30,
                                      ----------------------------------------
                                       2001      2000          2001      2000
                                      ----------------------------------------
                                                   (in thousands)

    Premiums                        $ 42,198    26,750       119,736    78,274
    Net investment income              5,791     5,807        18,975    18,170
                                      ----------------       -----------------
      Total revenue                   47,989    32,557       138,711    96,444

    Benefits and losses               29,869    18,532        88,004    54,246
    Amortization of deferred
      policy acquisition costs         5,217     4,784        14,509    14,982
    Operating expenses                10,771     6,626        30,207    19,857
                                      ----------------       -----------------
      Total expenses                  45,857    29,942       132,720    89,085

    Income from operations             2,132     2,615         5,991     7,359
    Income tax expense                  (555)     (753)       (1,787)   (1,878)
                                      ----------------       -----------------

        Net income                  $  1,577     1,862         4,204     5,481
                                      ================       =================

                     AMERCO AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)


4.  CONTINGENT LIABILITIES AND COMMITMENTS

     During the nine months ended December 31, 2001, a subsidiary of U-Haul entered into five transactions whereby the subsidiary sold rental trucks, which were subsequently leased back. AMERCO has guaranteed $13,571,000 of residual values at December 31, 2001 for these assets at the end of the respective lease terms. Following are the lease commitments for the leases executed during the nine months ended December 31, 2001, and subsequently which have a term of more than one year (in thousands):

                                              Net activity
             Year ended           Lease       subsequent to
              March 31,        Commitments      period end      Total
             --------------------------------------------------------

             2002              $     657            -             657
             2003                  2,625            -           2,625
             2004                  2,625            -           2,625
             2005                  2,300            -           2,300
             2006                  2,192            -           2,192
             Thereafter            7,305            -           7,305
                                 ------------------------------------
                               $  17,704            -          17,704
                                 ====================================


     In the normal course of business, AMERCO is a defendant in a number of suits and claims. AMERCO is also a party to several administrative proceedings arising from state and local provisions that regulate the removal and/or clean-up of underground fuel storage tanks. It is the opinion of management that none of such suits, claims or proceedings involving AMERCO, individually, or in the aggregate, are expected to result in a material loss.


5.  SUPPLEMENTAL CASH FLOWS INFORMATION

     The (increase) decrease in receivables, inventories, investment, other and accounts payable and accrued liabilities net of other operating and investing activities follows:

                                                            Nine months ended
                                                             December 31,
                                                          2001          2000
                                                       ----------------------
                                                           (in thousands)

        Receivables                                 $  (14,911)         9,686
                                                       ======================

        Inventories                                 $    4,064          3,221
                                                       ======================

        Accounts payable and accrued expenses       $  (20,730)       (30,618)
                                                       ======================

                     AMERCO AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)


6.  EARNINGS PER SHARE

     The following table reflects the calculation of the earnings per share:

                                                               Weighted Average
                                                                Common Shares
                                                 Income          Outstanding       Per Share
                                              (Numerator)       (Denominator)        Amount
                                            -------------      --------------      ---------
                                                            (in thousands, except
                                                          share and per share data)
Quarter ended December 31, 2001:
  Loss from operations                        $  (20,212)
  Less:  preferred stock dividends                 3,241
                                                  ------
  Basic and diluted loss
    per common share                             (23,453)         20,892,342        $  (1.12)
                                                  ======          ==========            ====

Quarter ended December 31, 2000:
  Loss from operations before
    extraordinary loss on early
    extinguishment of debt                    $  (19,171)
  Less:  preferred stock dividends                 3,241
                                                  ------
  Loss from operations before
    extraordinary loss on early
    extinguishment of debt available
    to common stockholders                       (22,412)         21,406,688        $  (1.05)
  Extraordinary loss on early
    extinguishment of debt, net                   (2,121)                              (0.10)
                                                  ------                                ----
  Basic and diluted loss
    per common share                             (24,533)         21,406,688        $  (1.15)
                                                  ======          ==========            ====


Nine months ended December 31, 2001:
  Earnings from operations                    $   46,477
  Less:  preferred stock dividends                 9,722
                                                  ------
  Basic and diluted earnings
    per common share                              36,755          21,092,225        $   1.74
                                                  ======          ==========            ====

Nine months ended December 31, 2000:
  Earnings from operations before
    extraordinary loss on early
    extinguishment of debt                    $   59,674
  Less:  preferred stock dividends                 9,722
                                                   -----
  Earnings from operations before
    extraordinary loss on early
    extinguishment of debt available
    to common stockholders                        49,952          21,539,821        $   2.32
  Extraordinary loss on early
    extinguishment of debt, net                   (2,121)                              (0.10)
                                                  ------                                ----
  Basic and diluted earnings
    per common share                              47,831          21,539,821        $   2.22
                                                  ======          ==========            ====

                     AMERCO AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)



7.  RELATED PARTIES

     During the nine months ended December 31, 2001, subsidiaries of AMERCO held various senior and junior notes with SAC Holding Corporation and its subsidiaries (SAC Holdings). The voting common stock of SAC Holdings is held by Mark V. Shoen, a major stockholder of AMERCO. AMERCO's subsidiaries received interest payments of $20,899,000 and principal payments of $33,952,000 from SAC Holdings during the nine months ended December 31, 2001. The terms of the notes with SAC Holdings are similar to the terms of notes held by U-Haul for other properties owned by unrelated parties and managed by U-Haul. These amounts are reflected in Investments, other of the condensed consolidated balance sheet.

     During the nine months ended December 31, 2001, a subsidiary of AMERCO funded through a note the purchase of properties and construction costs for SAC Holdings of approximately $33,279,000. This amount is reflected in Investments, other of the condensed consolidated balance sheet.

     U-Haul currently manages the self-storage properties owned by SAC Holdings pursuant to a management agreement, under which U-Haul receives a management fee equal to 6% of the gross receipts from the properties. Management fees of $5,495,000 and $4,523,000 were received during the nine months ended December 31, 2001 and 2000, respectively. The management fee percentage is consistent with the fees received by U-Haul for other properties owned by unrelated parties and managed by U-Haul.

     In December 2001, Real Estate completed the sale of fourteen storage properties to Eighteen SAC Self-Storage Corporation, subsidiary of SAC Holding Corporation, for $43,782,000. Real Estate received cash and notes from the sale. The gain is reflected in the equity section of the condensed consolidated balance sheet.

     In August 2001, Real Estate completed the sale of one storage property to SAC Holdings, for $530,000. Real Estate received notes from the sale.

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

     In September 2001, the Company purchased nine storage properties from Five SAC Self-Storage Corporation, a subsidiary of SAC Holdings at a purchase price of $35.2 million for fair value. These properties were not previously owned by the consolidated company.

     Management believes that the foregoing transactions were consummated on terms equivalent to those that prevail in arm's-length transactions.

     During September 2001 the Company consummated a legal transfer of cash in the amount of $7.5 million and real estate properties in the amount of $65.5 million from Real Estate and other subsidiaries to Oxford and RepWest. The transferred assets were recorded by RepWest and Oxford at their original book value and no gain or loss was recorded. See Note 9 for additional discussion.

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

     SFAS No. 143, Accounting for Asset Retirement Obligations, requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded and depreciated over the remaining life of the long-lived asset. The Statement defines a legal obligation as one that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after December 15, 2002. Management has not yet determined the total likely effects of adopting this Statement on the financial position or results of operations.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses issues relating to the implementation of FASB Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and develops a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company is in the process of determining the extent to which this statement will impact its results of operations or financial position.

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

     Information concerning operations by industry segment follows:

                     Moving and         Property/           Adjustments
                       Storage   Real   Casualty    Life        and
                     Operations Estate  Insurance Insurance Eliminations Consolidated
                     ----------------------------------------------------------------
                                              (in thousands)
   Quarter ended
   December 31, 2001
   -----------------
   Revenues:
     Outside          $  319,027     7,619    71,692     47,583          -         445,921
     Intersegment            -      11,947     1,127        406      (13,480)          -
                       ---------   -------   -------    -------     --------     ---------

     Total revenues   $  319,027    19,566    72,819     47,989      (13,480)      445,921
   Depreciation/
     amortization     $   26,404     2,985     6,322      5,241          -          40,952
   Interest expense   $   17,986     8,229       -          -         (8,229)       17,986
   Pretax earnings
    (loss)            $  (28,010)    8,427   (12,788)     2,132          -         (30,239)
   Income tax
    benefit
    (expense)         $    9,009    (2,949)    4,522       (555)         -          10,027
   Identifiable
     assets           $1,493,042   714,819   806,945    904,547     (428,007)    3,491,346


   Quarter ended
   December 31, 2000
   -----------------
   Revenues:
     Outside          $  320,572     3,025    70,191     32,189          -         425,977
     Intersegment            -      17,754     1,161        368      (19,283)          -
                       ---------   -------   -------    -------     --------     ---------

     Total revenues   $  320,572    20,779    71,352     32,557      (19,283)      425,977
   Depreciation/
     amortization     $   29,034     2,760     3,453      4,824          -          40,071
   Interest expense   $   21,235    10,626       -          -        (10,626)       21,235
   Pretax
    earnings
    (loss)            $  (27,593)    2,355    (6,804)     2,615          -         (29,427)
   Income tax
    benefit
    (expense)         $    9,454      (824)    2,379       (753)         -          10,256
   Extraordinary
    loss on early
    extinguishment
    of debt, net      $   (2,121)      -         -          -            -          (2,121)
   Identifiable
     assets           $1,451,906   761,149   665,548    731,627     (338,700)    3,271,530

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

   Nine months ended
   December 31, 2001
   -----------------
   Revenues:
    Outside          $1,152,824    10,986    213,677     137,526         -        1,515,013
    Intersegment            -      48,264      3,272       1,185     (52,721)           -
                      ----------  -------    -------     -------    --------      ---------
    Total
     revenues        $1,152,824    59,250    216,949     138,711     (52,721)     1,515,013
   Depreciation/
    amortization     $   78,824     8,535     18,584      14,652         -          120,595
   Interest
    expense          $   58,842    27,953        -           -       (27,953)        58,842
   Pretax
    earnings
    (loss)           $   67,935    31,120    (31,700)      5,991         -           73,346
   Income tax
    benefit
    (expense)        $  (25,399)  (10,892)    11,209      (1,787)        -          (26,869)
   Identifiable
    assets           $1,493,042   714,819    806,945     904,547    (428,007)     3,491,346


   Nine months ended
   December 31, 2000
   -----------------
   Revenues:
    Outside          $1,126,987     9,343    156,609      95,381         -        1,388,320
    Intersegment            -      52,599      2,827       1,063     (56,489)           -
                      ----------  -------    -------     -------    --------      ---------
    Total
     revenues        $1,126,987    61,942    159,436      96,444     (56,489)     1,388,320
   Depreciation/
    amortization     $   77,721     8,144     10,208      15,449         -          111,522
   Interest
    expense          $   65,287    32,870        -           -       (32,870)        65,287
   Pretax
    earnings
    (loss)           $   79,752    10,455     (4,909)      7,359         -           92,657
   Income tax
    benefit
    (expense)        $  (29,235)   (3,659)     1,789      (1,878)        -          (32,983)
   Extraordinary
    loss on early
    extinguishment
    of debt, net     $   (2,121)      -          -           -           -           (2,121)
   Identifiable
    assets           $1,451,906   761,149    665,548     731,627    (338,700)     3,271,530

                     AMERCO AND CONSOLIDATED SUBSIDIARIES

                                   (Unaudited)


9. INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, continued

   Geographic Area Data - United                           United
     (All amounts are in  States     Canada  Consolidated  States     Canada    Consolidated
      U.S. $'s)           ------------------------------------------------------------------
                                   Quarter ended                   Nine months ended
                          ------------------------------------------------------------------
                                                     (in thousands)
   December 31, 2001
   -----------------
   Total revenues        $  437,993   7,928       445,921  1,483,503   31,510     1,515,013
   Depreciation/
     amortization        $   40,010     942        40,952    117,904    2,691       120,595
   Interest expense      $   18,066     (80)       17,986     58,883      (41)       58,842
   Pretax earnings
    (loss)               $  (29,603)   (636)      (30,239)    68,164    5,182        73,346
   Income tax
    benefit (expense)    $   10,027     -          10,027    (26,869)     -         (26,869)
   Identifiable assets   $3,432,399  58,947     3,491,346  3,432,399   58,947     3,491,346

   December 31, 2000
   -----------------
   Total revenues        $  418,421   7,556       425,977  1,357,483   30,837     1,388,320
   Depreciation/
     amortization        $   38,963   1,108        40,071    108,244    3,278       111,522
   Interest expense      $   21,229       6        21,235     65,274       13        65,287
   Pretax earnings
    (loss)               $  (28,439)   (988)      (29,427)    88,430    4,227        92,657
   Income tax
    benefit (expense)    $   10,256     -          10,256    (32,977)      (6)      (32,983)
   Extraordinary
    loss, net            $   (2,121)    -          (2,121)    (2,121)     -          (2,121)
   Identifiable assets   $3,220,947  50,583     3,271,530  3,220,947   50,583     3,271,530



   During September 2001 the Company consummated a legal transfer of cash in the amount of $7.5 million and real estate properties in the amount of $65.5 million from its subsidiaries and Real Estate to Oxford and RepWest. The transferred assets were recorded by the RepWest and Oxford at their original book value; however, because the operating results and financial position of Oxford and RepWest are reflected on a one-quarter lag, the amounts have not been reflected within the identifiable assets line of the Property/Casualty or Life Insurance segments above. Since the Moving and Storage and Real Estate operations are not reported on a one-quarter lag, the assets have been removed from the Real Estate industry segment identifiable assets and are reflected as an adjustment and elimination within the above table.


 10. SUBSEQUENT EVENTS

     In January 2002, Real Estate completed the sale of thirty-seven storage properties to Twenty SAC Self-Storage Corporation, Twenty-One SAC Self-Storage Corporation, Twenty-Two SAC Self-Storage Corporation and Twenty-Three SAC Self-Storage Corporation, subsidiaries of SAC Holding Corporation, for $93,679,000. Real Estate received cash and notes from the sale.

     On February 6, 2002, AMERCO declared a cash dividend of $3,241,000 ($0.53125 per preferred share) to preferred stockholders of record as of February 18, 2002.

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
     This Quarterly report on Form 10-Q contains forward-looking statements. Additional written or oral forward-looking statements may be made by AMERCO from time to time in filings with the Securities and Exchange Commission or otherwise. Management believes such forward-looking statements are within the meaning of the safe-harbor provisions. Such statements may include, but not be limited to, projections of revenues, income or loss, estimates of capital expenditures, the anticipated results of legal proceedings against the Company, plans for future operations, products or services and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe", "expect", "anticipate", "estimate", "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from our expectations are: fluctuations in our costs to maintain and update our fleet and facilities; changes in government regulations, particularly environmental regulations; our credit ratings; changes in demand for our products; changes in the general domestic economy; degree and nature of our competition; and other factors described in this Quarterly Report on Form 10-Q or the other documents we file with the Securities and Exchange Commission. As a result of these factors AMERCO's stock price may fluctuate dramatically.

GENERAL
     Information on industry segments is incorporated by reference from "Item 1. Financial Statements - Notes 1, 3 and 9 of Notes to Condensed Consolidated Financial Statements". The notes discuss the principles of consolidation, summarized consolidated financial information and industry segment and geographical area data, respectively. In consolidation, all intersegment premiums are eliminated and the benefits, losses and expenses are retained by the insurance companies.
     For a discussion of new accounting standards please refer to Note 8 of the Consolidated Financial Statements.

RESULTS OF OPERATIONS

NINE MONTHS ENDED DECEMBER 31, 2001 VERSUS NINE MONTHS ENDED DECEMBER 31, 2000

Moving and Storage Operations
     Revenues consist of rental revenues and net sales. Total rental revenue was $976.1 million and $949.6 million for the nine months ended December 31, 2001 and 2000, respectively. Net revenues from the rental of moving equipment increased by $18.9 million. The increase was primarily attributable to higher truck and trailer rental revenues and storage revenues, caused by increases in prices and improvements in fleet utilization and storage occupancy.

     Net sales revenues were $158.5 million and $155.0 million for the nine months ended December 31, 2001 and 2000, respectively. Revenue growth resulted from an increase in the sale of moving support items and an increase in the sale of propane.

     Cost of sales was $89.1 million and $87.6 million for the nine months ended December 31, 2001 and 2000, respectively.

     Operating expenses before intercompany eliminations were $768.0 million and $743.8 million for the nine months ended December 31, 2001 and 2000, respectively. Increased expenditure levels for personnel and rental equipment maintenance, due to an increase in truck rental transactions, were primarily responsible.

     Net depreciation expense was $73.1 million and $59.8 million for the nine months ended December 31, 2001 and 2000, respectively. The increase reflects depreciation on the rental truck fleet.

     Operating profit before tax and intercompany elimination was $94.2 million and $102.5 million for the nine months ended December 31, 2001 and 2000, respectively.

Real Estate Operations
     Rental revenue before intercompany eliminations was $52.3 million and $54.1 million for the nine months ended December 31, 2001 and 2000, respectively. Intercompany revenue was $48.3 million and $52.6 million for the nine months ended December 31, 2001 and 2000, respectively.

     Net investment and interest income was $6.9 million and $7.8 million for the nine months ended December 31, 2001 and 2000, respectively.

     Net depreciation expense (income) was $(4.3) million and $9.7 million for the nine months ended December 31, 2001 and 2000, respectively. The decrease is due to an increase in the gain from the sale of property plant and equipment.

     Operating profit before tax and intercompany elimination was $31.1 million and $10.5 million for the nine months ended December 31, 2001 and 2000, respectively. The increase mainly reflects a gain of $12.5 million on sales of property plant and equipment and a decrease in net lease cost.

Property and Casualty
     RepWest's premiums were $193.0 million and $135.7 million for the nine months ended September 30, 2001 and 2000, respectively. General agency premiums were $86.5 million and $37.5 million for the nine months ended September 30, 2001 and 2000, respectively. The change from 2000 to 2001 was the result of two agency programs, Non-Standard Auto and Transportation, which are responsible for $35.7 million of the increase. In addition, commercial agency business increased by $11.7 million for the same period. Assumed treaty reinsurance premium was $52.0 million and $50.5 million for the nine months ended September 30, 2001 and 2000, respectively. Of this increase, $8.1 million is associated with two Non-Standard Auto treaties, offset by a $5.1 million decrease in Crop Hail Premiums along with an additional $1.4 million decrease resulting from the non-renewal of numerous treaties in 2001. Direct Multiple Peril premiums were $26.0 million and $19.5 million for the nine months ended September 30, 2001 and 2000, respectively. The change from 2000 is a result of rate increases across the entire book of business. Rental industry revenue was $28.5 million and $28.2 million for the nine months ended September 30, 2001 and 2000, respectively.

     Net investment income was $24.0 million and $23.7 million for the nine months ended September 30, 2001 and 2000, respectively.

     Benefits and losses were $188.3 million and $116.4 million for the nine months ended September 30, 2001 and 2000, respectively. This increase is due to the Non-Standard Auto, Transportation and commercial agency programs, as well as to the assumed treaty reinsurance and Direct Multiple Peril business.

     The amortization of deferred acquisition costs (DAC) was $17.8 million and $10.1 million for the nine months ended September 30, 2001 and 2000, respectively. The increase is mainly due to the premium growth and resultant deferral of acquisition expenses in 2000 for the assumed treaty and general agency programs.

     Operating expenses were $42.6 million and $37.8 million for the nine months ended September 30, 2001 and 2000, respectively. The increase is a result of commissions on new agency business premium and premium taxes resulting from increased premium writings.

     Operating loss before tax and intercompany elimination was $31.7 million and $4.9 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease is mainly attributable to a significant increase in incurred losses associated with Direct Multiple Peril, assumed treaty business and increased operating expense, offset by an increase in earned premiums.

Life Insurance
     Net premiums were $119.7 million and $78.3 million for the nine months ended September 30, 2001 and 2000, respectively. Medicare Supplement premiums increased by $41.3 million; driven by new business, rate increases, and the acquisition of Christian Fidelity Life Insurance Company (CFLIC).

     Net investment income before intercompany eliminations was $19.0 million and $18.2 million for the nine months ended September 30, 2001 and 2000, respectively. The increase was primarily due to realized gains, offset by decreasing market interest rates.

     Benefits incurred were $88.0 million and $54.2 million for the nine months ended September 30, 2001 and 2000, respectively. This increase is primarily due to a greater volume of Medicare supplement business in force from the acquisition of CFLIC and new business, which accounts for $27.2 million and $6.2 million, respectively.

     Amortization of DAC and the value of business acquired (VOBA) was $14.5 million and $15.0 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease is primarily due to a smaller volume of credit insurance written.

     Operating expenses were $30.2 million and $19.9 million for the nine months ended September 30, 2001 and 2000, respectively. Commissions and premium taxes have increased $7.0 million and personnel and other operating expenses, net of fees collected, increased by $2.8 million primarily due to the increase in Medicare supplement business, of which the acquisition of CFLIC accounts for the majority of the increase.

     Operating profit before tax and intercompany eliminations was $6.0 million and $7.4 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease is primarily due to smaller spreads from the deferred annuity business and higher loss ratios for the credit insurance business; offset by loss ratio improvements in Medicare supplement.

Interest Expense
     Interest expense was $58.8 million and $65.3 million for the nine months ended December 31, 2001 and 2000, respectively. The decrease can be attributed to lower cost of funds on borrowed money.

Consolidated Group
     As a result of the foregoing, pretax earnings totaled $73.3 million and $92.7 million for the nine months ended December 31, 2001 and 2000, respectively. After providing for income taxes, net earnings were $46.5 million and $59.7 million for the nine months ended December 31, 2001 and 2000, respectively. Following deductions for an extraordinary loss from the early extinguishment of debt, net earnings were $46.5 million and $57.6 million for the nine months ended December 31, 2001 and 2000, respectively.

QUARTER ENDED DECEMBER 31, 2001 VERSUS QUARTER ENDED DECEMBER 31, 2000

Moving and Storage Operations
     Revenues consist of rental revenues and net sales. Total rental revenue was $273.7 million and $270.5 million for the quarters ended December 31, 2001 and 2000, respectively. Net revenues from the rental of moving related equipment increased by $2.8 million. This increase is primarily attributable to higher truck and trailer rental revenues and storage revenues, caused by increases in prices and improvements in fleet utilization and storage occupancy.

     Net sales revenues were $40.3 million and $41.0 million for the quarters ended December 31, 2001 and 2000, respectively.

     Cost of sales was $23.9 million and $21.6 million for the quarters ended December 31, 2001 and 2000, respectively.

     Operating expenses before intercompany elimination were $247.0 million and $252.0 million for the quarters ended December 31, 2001 and 2000, respectively. The decrease reflects lower rental equipment and building maintenance expenditures.

     Net depreciation expense was $26.2 million and $20.7 million for the quarters ended December 31, 2001 and 2000, respectively. The increase reflects an increase in depreciation recognized on the rental truck fleet.

     Operating loss before tax and intercompany elimination was $18.0 million and $19.1 million for the quarters ended December 31, 2001 and 2000, respectively. The increase reflects increases in revenues over increases in operating expenses.


Real Estate Operations
     Rental revenue before intercompany eliminations was $17.4 million and $18.0 million for the quarters ended December 31, 2001 and 2000, respectively. Intercompany revenue was $12.0 million and $17.8 million for the quarters ended December 31, 2001 and 2000, respectively.

     Net investment and interest income was $2.1 million and $2.7 million for the quarters ended December 31, 2001 and 2000, respectively.

     Net depreciation expense was $1.7 million and $4.4 million for the quarters ended December 31, 2001 and 2000, respectively. The decrease reflects the gain realized from the sale of property plant and equipment.

     Operating profit before tax and intercompany elimination was $8.4 million and $2.4 million for the quarters ended December 31, 2001 and 2000, respectively. The increase reflects increases in the sale of property plant and equipment and a decrease in net lease cost.

Property and Casualty

     RepWest's premiums were $64.7 million and $63.4 million for the quarters ended September 30, 2001 and 2000, respectively. General agency premiums were $23.7 million and $17.3 million for the quarters ended September 30, 2001 and 2000, respectively. The change from 2000 to 2001 was the result of Non-Standard Auto, Transportation and commercial agency programs, which are responsible for $6.0 million of the increase. Assumed treaty reinsurance premium were $20.3 million and $27.5 million for the quarters ended September 30, 2001 and 2000, respectively. This decrease is mainly attributable to a $4.4 million decrease in Crop Hail premiums from 2000 to 2001. Direct Multiple Peril Premiums were $10.0 million and $7.4 million for the quarters ended September 30, 2001 and 2000, respectively. This increase is a result of rate increases that took effect in the third quarter of 2001.

     Net investment income was $8.1 million and $8.0 million for the quarters ended September 30, 2001 and 2000, respectively.

     Benefits and losses incurred were $65.6 million and $56.3 million for the quarters ended September 30, 2001 and 2000, respectively. The increase is a result of Non-Standard Auto and Transportation general agency and Direct Multiple Peril programs, offset by a decrease in Crop Hail business.

     The amortization of DAC was $6.2 million and $3.8 million for the quarters ended September 30, 2001 and 2000, respectively. The increase is due to the increase in premium writings.

     Operating expenses were $13.8 million and $18.0 million for the quarters ended September 30, 2001 and 2000, respectively. The change is due to decreased commission expense resulting from a commission cap that was reached on Non-Standard Auto business, the non-renewal of numerous assumed reinsurance treaties and a decrease in DAC, offset by an increase in general and administrative expenses resulting from taxes associated with increased premium writings.

     Operating loss before tax and intercompany elimination was $12.8 million and $6.8 million for the quarters ended September 30, 2001 and 2000, respectively. The decrease is mainly attributable to an increase in incurred losses associated with Direct Multiple Peril business, along with a decrease in the capitalization of DAC, offset by an increase in earned premiums and a decrease in operating expenses.

Life Insurance
     Net premiums were $42.2 million and $26.8 million for the quarters ended September 30, 2001 and 2000, respectively. Medicare Supplement premiums increased by $15.0 million from new business, rate increases and the acquisition of CFLIC.

     Net investment income before intercompany eliminations was $5.8 million for the quarters ended September 30, 2001 and 2000.

     Benefits were $29.9 million and $18.5 million for the quarters ended September 30, 2001 and 2000, respectively. $11.7 million of the increase is due to a greater volume of Medicare supplement business in force, of which the acquisition of CFLIC accounts for the majority.

     Amortization of DAC and VOBA was $5.2 million and $4.8 million for the quarters ended September 30, 2001 and 2000, respectively. The increase is due primarily to annuity DAC amortization.

     Operating expenses were $10.8 million and $6.6 million for the quarters ended September 30, 2001 and 2000, respectively. Commissions and premium taxes have increased by $2.4 million primarily due to the increase in Medicare supplement premiums. Personnel and other operating expenses, net of fees collected, increased by $1.2 million primarily from the acquisition of CFLIC.

     Operating profit before tax and intercompany eliminations was $2.1 million and $2.6 million for the quarters ended September 30, 2001 and 2000, respectively. The decrease is primarily due to smaller spreads on the deferred annuity business and higher loss ratios on the credit disability business offset by improved loss ratios for the Medicare supplement business.

Interest Expense
     Interest expense was $18.0 million and $21.2 million for the quarters ended December 31, 2001 and 2000, respectively. The decrease can be attributed to lower cost of funds on borrowed money.

Consolidated Group
     As a result of the foregoing, pretax loss was $30.2 million and $29.4 million for the quarters ended December 31, 2001 and 2000, respectively. After providing for income taxes, net loss was $20.2 million and $19.2 million for the quarters ended December 31, 2001 and 2000, respectively. Following deductions for an extraordinary loss from the early extinguishment of debt, net loss was $20.2 million and $21.3 million for the quarters ended December 31, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Moving and Storage Operations
     To meet the needs of its customers, U-Haul maintains a large inventory of rental items. In the nine months ended December 31, 2001 and 2000, capital expenditures were $144.1 million and $280.3 million, respectively (See note 7 for additional discussion). These expenditures primarily reflect the renewal of the rental truck fleet. The capital required to fund these acquisitions was obtained through internally generated funds from operations and through lease financings.

     Cash provided by operating activities was $82.3 million and $27.5 million for the nine months ended December 31, 2001 and 2000, respectively. The increase resulted primarily from a decrease in accounts receivable and an increase in accrued liabilities.

     At December 31, 2001, total outstanding notes and loans payable was $1,132.6 million as compared to $1,156.8 million at March 31, 2001.

Real Estate Operations
     Cash provided (used) by operating activities was $(36.4) million and $77.6 million for the nine months ended December 31, 2001 and 2000, respectively. The decrease resulted from a decrease in accrued liabilities.

Property and Casualty
     Cash provided (used) by operating activities was $(32.0) million and $20.3 million for nine months ended September 30, 2001 and 2000, respectively. This change resulted from increased accounts receivable, other assets, unearned premium reserve and decreased net income from December 2000 to September 2001, offset by an increase in loss and loss adjusting expense reserves and reinsurance payables from December 2000 to September 2001.

     RepWest's cash and cash equivalents and short-term investment portfolio were $6.3 million and $12.0 million at September 30, 2001 and 2000, respectively. The decrease is a result of an increase in claim payments.

     RepWest maintains a diversified securities investment portfolio, primarily in bonds, at varying maturity levels with 87.0% of the fixed-income securities consisting of investment grade securities. The maturity distribution is designed to provide sufficient liquidity to meet future cash needs. Current liquidity remains strong with current invested assets equal to 83.7% of total liabilities.

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

     Cash provided (used) by operating activities was $4.8 million and $(0.3) million for the nine months ended September 30, 2001 and 2000, respectively.
The increase in cash flows from operating activities relates to increased premium writings and the timing of a settlement offset by higher claim payments. Cash provided by financing activities was $32.1 million and $7.2 million for the nine months ended September 30, 2001 and 2000, respectively. Cash flows from deferred annuity sales increase investment contract deposits, which are a component of financing activities. The increase in investment contract deposits over 2000 is due to growth in new deposits offset by withdrawals and terminations of existing deposits.

     In addition to cash flows from operating and financing activities, a substantial amount of liquid funds is available through Oxford's short-term portfolio. Short-term investments were $74.0 million and $59.7 million for the nine months ended September 30, 2001 and 2000, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

Consolidated Group
     During each of the fiscal years ended March 31, 2002, 2003 and 2004, AMERCO estimates gross capital expenditures will average approximately $200 million primarily reflecting rental fleet rotation. This level of capital expenditures, combined with a potential range of $150 - $300 million in annual long-term debt maturities during this same period, are expected to create annual average funding needs of approximately $350 - $500 million. The Company plans to meet these needs through the cash flows, asset sales and various current and future sources of credit (See Credit Agreements discussion below). AMERCO has historically enjoyed a substantial and predictable level of cashflow (EBITDAR) from its non-insurance subsidiaries. These cashflows are dependent on revenues and expenses that can be impacted by economic trends. In the past, the Company has not been as affected by these economic trends as other businesses. Cashflow (defined as EBITDAR) is anticipated to range approximately from $400 million to $425 million annually. The sale of assets is less predictable and substantially lower than the cashflows. The sale of assets is dependant upon economic conditions, the amount and nature of sale and leaseback transactions and AMERCO's fleet rotation program. In many cases, a decline in asset sales is accompanied by a decrease in capital expenditures.

     The Company intends to meet these needs through cash flows, existing lines of credit, additional borrowings and sale of assets. We may be unable to secure such additional borrowings on satisfactory terms or in a timely manner. Depending on the results of our operations, and general and economic competitive conditions, many of which we cannot control, we may take certain actions, including delaying or reducing capital expenditures.

     From time to time, Real Estate sells storage properties to SAC Holdings. These sales have in the past provided significant cash flows to the Company.
The ability of the Company to engage in similar transactions in the future is dependent to a large degree on the ability of SAC Holdings to obtain third party financing for its acquisition of the properties from Real Estate and in general, its willingness to engage in such transactions.

Credit Agreements
     AMERCO's operations are funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes, revolving lines of credit with banks and operating leases. The operating leases are primarily used to finance Company's fleet of trucks and trailers. As of December 31, 2001, AMERCO had $1,132.6 million in total notes and loans payable outstanding and total unutilized lines of credit of approximately $95.0 million. The Company is in the process of refinancing its' $400 million revolving credit facility. The Company is also in the process of completing a private unsecured debt placement. In addition to the economic pressures, there has been a reduction in leasing companies and banks, which has had a negative impact on the financial markets. This has led to less availability and higher prices. Management of AMERCO believes there are enough leasing companies and banks to meet Company's financing needs.

     Certain of AMERCO's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, making third party guarantees, entering into contingent obligations, maintaining certain financial ratios and placing certain additional liens on its properties, assets and restricting the issuance of certain types of preferred stock. At December 31, 2001, AMERCO was in compliance with these covenants. AMERCO's various credit and financing arrangements are affected by its credit ratings such that were AMERCO to experience a credit downgrade, the interest rates that it is charged might be increased, which would result in an increase in the Company's interest expense and its ability to obtain addtional financing.

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

                        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     Exhibit No.              Description
     -----------              -----------

          3.1     Restated Articles of Incorporation
          3.2     Restated By-Laws of AMERCO as of August 27, 1997 (1)
         10.1 Management Agreement between Eighteen SAC Self Storage Corporation and subsidiaries of AMERCO
         10.2 Management Agreement between Twenty SAC Self Storage Corporation and subsidiaries of AMERCO
         10.3 Management Agreement between Twenty-One SAC Self Storage Corporation and subsidiaries of AMERCO
         10.4 Management Agreement between Twenty-Two SAC Self Storage Corporation and subsidiaries of AMERCO
         10.5 Management Agreement between Twenty-Three SAC Self Storage Corporation and subsidiaries of AMERCO

(b) Reports on Form 8-K.

            No report on Form 8-K was filed during the quarter ended December 31, 2001.

_________________

(1) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, file no. 1-11255.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AMERCO
                                  ____________________________________
                                           (Registrant)


Dated: February 15, 2002             By: /S/ GARY B. HORTON
                                  ____________________________________
                                       Gary B. Horton, Treasurer
                                     (Principal Financial Officer)