Form 10-Q/A
period 2001-12-31
AMERCO /NV/
filed 2002-03-28
CIK 4457

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
================================================================================
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

21,399,237 shares of AMERCO Common Stock, $0.25 par value were outstanding at March 25, 2002.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at March 25, 2002. U-Haul International, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         a)  Report of independent accountants.........................................    4

         b)  Condensed Consolidated Balance Sheets as of December 31, 2001 (unaudited)
             and March 31, 2001 (unaudited)............................................    5

         c)  Condensed Consolidated Statements of Earnings for the Nine months
             ended December 31, 2001 and 2000 (unaudited)..............................    7

         d)  Condensed Consolidated Statements of Comprehensive Income for the
             Nine months ended December 31, 2001 and 2000 (unaudited)..................    8

         e)  Condensed Consolidated Statements of Earnings for the Quarters ended
             December 31, 2001 and 2000 (unaudited)....................................    9

         f)  Condensed Consolidated Statements of Comprehensive Income for the
             Quarters ended December 31, 2001 and 2000 (unaudited).....................   10

         g)  Condensed Consolidated Statements of Cash Flows for the Nine months
             ended December 31, 2001 and 2000 (unaudited)..............................   11

         h)  Notes to Condensed Consolidated Financial Statements -
             December 31, 2001 (unaudited), March 31, 2001 (unaudited) and
             December 31, 2000 (unaudited).............................................   12

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................................   31

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................   41

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................   42

Item 6.  Exhibits and Reports on Form 8-K..............................................   43

                                INTRODUCTORY NOTE


      This amendment to Form 10-Q is being filed to restate the interim financial statements previously filed for the quarter ended December 31, 2001, as well as for the year ended March 31, 2001 presented herein, to reflect the consolidation of SAC Holding Corporation and its consolidated subsidiaries (SAC Holdings or SAC) with AMERCO and its consolidated subsidiaries (AMERCO or the Company) due to a revised interpretation of EITF 90-15 by the Company's independent public accountants. The Company concurs with this revised interpretation. AMERCO has no ownership interest in SAC, nor does it guarantee the debt of SAC. Further, the holders of such SAC notes have no recourse to the assets of AMERCO. The condensed consolidated financial statements presented herein include the accounts of AMERCO and SAC Holdings. All material intercompany accounts and transactions have been eliminated in consolidation.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of AMERCO:

      We have reviewed the accompanying condensed consolidated balance sheet of AMERCO and its subsidiaries and SAC Holding Corporation and its subsidiaries as of December 31, 2001, and the related condensed consolidated statements of earnings and of comprehensive income for each of the three-month and nine-month periods ended December 31, 2001 and 2000 and the condensed consolidated statement of cash flows for the nine-month periods ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

      We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

      We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of AMERCO at March 31, 2001, and the related consolidated statements of earnings, of comprehensive income, and of cash flows for the year then ended (not presented herein), and in our report dated June 29, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2001, as it relates to AMERCO, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived. However, we did not audit the consolidated financial statements of SAC at March 31, 2001, whose results are consolidated with AMERCO's as of a result of transactions between AMERCO and SAC in which SAC was deemed not to be independent, which statements reflect total assets of $520,108,566 as of March 31, 2001, and total revenues of $104,819,103 for the year then ended. Those statements were audited by other auditors whose report thereon has been furnished to us.

      The accompanying financial statements of AMERCO have been restated at December 31, 2001 and for the three-month and nine-month periods ended December 31, 2001, to consolidate the financial statements of SAC, which is owned by a related party.



PricewaterhouseCoopers LLP
Phoenix, Arizona
March 27, 2002

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                           CONSOLIDATED SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                        December 31,   March 31,
Assets                                                      2001         2001
                                                         ----------   ----------
                                                               (Unaudited)
                                                              (in thousands)
Cash and cash equivalents                                $   35,726       52,788
Inventories, net                                             81,266       85,330
Prepaid expenses                                             18,324       14,416
Investments, fixed maturities                               986,698      952,482
Investments, other                                          536,386      454,542
Other assets                                                220,666      192,473
Minority interest assets                                     17,311       17,907
                                                         ----------   ----------
Property, plant and equipment, at cost:

  Buildings and improvements                              1,108,397    1,068,956
  Rental trucks                                           1,069,769    1,037,653
  Other property, plant, and equipment                      831,420      834,463
                                                         ----------   ----------
                                                          3,009,586    2,941,072
  Less accumulated depreciation                           1,240,057    1,187,103
                                                         ----------   ----------
Total property, plant and equipment                       1,769,529    1,753,969
                                                         ----------   ----------
Total Assets                                             $3,665,906    3,523,907
                                                         ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                           CONSOLIDATED SUBSIDIARIES

                Condensed Consolidated Balance Sheets, Continued


Liabilities and                                     December 31,      March 31,
 Stockholders' Equity                                   2001            2001
                                                    -----------      ----------
                                                           (Unaudited)
                                                          (in thousands)
Liabilities:
 AMERCO's notes and loans payable                   $ 1,132,612       1,156,848
 SAC Holdings' notes and loans payable,
  non-recourse to AMERCO                                306,606         257,109
 Policy benefits and losses, claims and
  loss expenses payable                                 705,745         668,830
 Liabilities from premium deposits                      548,948         522,207
 Deferred income                                         15,424          24,546
 Deferred income taxes                                  139,541          96,598
 Other liabilities                                      245,879         262,439
                                                    -----------      ----------
    Total liabilities                                 3,094,755       2,988,577

Contingent liabilities and commitments

Stockholders' equity:
 Serial preferred stock -
  Series A preferred stock                                   --              --
  Series B preferred stock                                   --              --
 Serial common stock -
  Series A common stock                                   1,441           1,441
 Common stock                                             9,122           9,122
 Additional paid-in capital                             233,325         236,002
 Accumulated other comprehensive income                 (30,681)        (40,709)
 Retained earnings                                      791,930         755,174
 Cost of common shares in treasury, net                (419,834)       (410,527)
 Unearned ESOP shares                                   (14,152)        (15,173)
                                                    -----------      ----------
    Total stockholders' equity                          571,151         535,330

Total Liabilities and Stockholders' Equity          $ 3,665,906       3,523,907
                                                    ===========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                           CONSOLIDATED SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings

                         Nine months ended December 31,
                                   (Unaudited)

                                                        2001            2000
                                                    ------------    ------------
                                                        (in thousands, except
                                                      share and per share data)
Revenues

  Rental revenue                                    $  1,052,222       1,009,726
  Net sales                                              175,411         166,592
  Premiums                                               308,261         210,102
  Net investment and interest income                      46,449          50,559
                                                    ------------    ------------
      Total revenues                                   1,582,343       1,436,979

Costs and expenses

  Operating expenses                                     821,569         775,297
  Cost of sales                                           97,503          94,785
  Benefits and losses                                    276,260         170,678
  Amortization of deferred policy
   acquisition costs                                      32,346          25,112
  Lease expense                                          133,694         132,865
  Depreciation, net                                       72,359          73,347
                                                    ------------    ------------
      Total costs and expenses                         1,433,731       1,272,084

Earnings from operations                                 148,612         164,895

  Interest expense                                        76,268          81,437
                                                    ------------    ------------
Pretax earnings                                           72,344          83,458

Income tax expense                                       (28,277)        (34,312)
                                                    ------------    ------------
Earnings before minority interest and
  extraordinary loss on early
  extinguishment of debt                                  44,067          49,146
Minority interest                                          2,410          10,528
                                                    ------------    ------------
Earnings before extraordinary loss on
  early extinguishment of debt                            46,477          59,674
Extraordinary loss on early extinguishment
  of debt, net of tax of $1,160                               --          (2,121)
                                                    ------------    ------------
      Net earnings                                  $     46,477          57,553
                                                    ============    ============
Basic and diluted earnings per common share:
  Earnings before extraordinary
    loss on early extinguishment of debt                    1.74            2.32
  Extraordinary loss on early extinguishment
    of debt, net                                              --           (0.10)
                                                    ------------    ------------
      Net earnings                                  $       1.74            2.22
                                                    ============    ============
Basic and diluted average common shares
  outstanding:                                        21,092,225      21,539,821
                                                    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                           CONSOLIDATED SUBSIDIARIES

            Condensed Consolidated Statements of Comprehensive Income

                         Nine months ended December 31,
                                   (Unaudited)

                                                             2001        2000
                                                           --------    --------
                                                              (in thousands)
Comprehensive income:
  Net earnings                                             $ 46,477      57,553
    Changes in other comprehensive income:
     Foreign currency translation                            (3,647)     (4,683)
     Fair market value of cash flow hedge                       153        (861)
     Unrealized gain on investments                          13,522       3,033
                                                           --------    --------
     Total comprehensive income                            $ 56,505      55,042
                                                           ========    ========

The accompanying notes are an integral part of these Consolidated financial statements.

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                           CONSOLIDATED SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings

                           Quarters ended December 31,
                                   (Unaudited)

                                                        2001            2000
                                                    ------------    ------------
                                                        (in thousands, except
                                                      share and per share data)
Revenues

  Rental revenue                                    $    302,123         292,412
  Net sales                                               44,818          44,717
  Premiums                                               105,381          88,607
  Net investment and interest income                      15,088          18,884
                                                    ------------    ------------
      Total revenues                                     467,410         444,620

Costs and expenses

  Operating expenses                                     269,688         270,148
  Cost of sales                                           26,390          24,397
  Benefits and losses                                     95,487          74,863
  Amortization of deferred policy
   acquisition costs                                      11,413           8,554
  Lease expense                                           43,080          46,052
  Depreciation, net                                       29,494          26,792
                                                    ------------    ------------
      Total costs and expenses                           475,552         450,806

Loss from operations                                      (8,142)         (6,186)

  Interest expense                                        23,727          28,222
                                                    ------------    ------------
Pretax loss                                              (31,869)        (34,408)

Income tax benefit                                         9,480           9,669
                                                    ------------    ------------
Loss before minority interest and
  extraordinary loss on early
  extinguishment of debt                                 (22,389)        (24,739)
Minority interest                                          2,177           5,568
                                                    ------------    ------------
Loss before extraordinary loss on
  early extinguishment of debt                           (20,212)        (19,171)
Extraordinary loss on early extinguishment
  of debt, net of tax of $1,160                               --          (2,121)
                                                    ------------    ------------
      Net loss                                      $    (20,212)        (21,292)
                                                    ============    ============
Basic and diluted loss per common share:
  Loss before extraordinary
    loss on early extinguishment of debt            $      (1.12)          (1.05)
  Extraordinary loss on early extinguishment
    of debt, net                                              --           (0.10)
                                                    ------------    ------------
      Net loss                                      $      (1.12)          (1.15)
                                                    ============    ============
Basic and diluted average common shares
  outstanding:                                        20,892,342      21,406,688
                                                    ============    ============

The accompanying notes are an integral part of these Consolidated financial statements.

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                           CONSOLIDATED SUBSIDIARIES

            Condensed Consolidated Statements of Comprehensive Income

                           Quarters ended December 31,
                                   (Unaudited)

                                                             2001        2000
                                                           --------    --------
                                                              (in thousands)
Comprehensive income:
  Net loss                                                 $(20,212)    (21,292)
    Changes in other comprehensive income:
     Foreign currency translation                              (527)     (1,098)
     Fair market value of cash flow hedge                       443        (679)
     Unrealized gain on investments                           9,107       7,074
                                                           --------    --------
     Total comprehensive loss                              $(11,189)    (15,995)
                                                           ========    ========

The accompanying notes are an integral part of these Consolidated financial statements.

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                           CONSOLIDATED SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                         Nine months ended December 31,
                                   (Unaudited)


                                                            2001         2000
                                                         ---------    ---------
                                                             (in thousands)
Net cash provided
 by operating activities                                 $ 118,434      100,575

Cash flows from investing activities:
  Purchases of investments:
    Property, plant and equipment                         (143,142)    (374,458)
    Fixed maturities                                      (140,695)     (84,808)
    Real estate                                            (65,436)          --
    Mortgage loans                                            (561)     (21,654)
  Proceeds from sale of investments:

    Property, plant and equipment                           56,641      141,789
    Fixed maturities                                       117,356       89,583
    Mortgage loans                                          10,039       19,187
  Changes in other investments                             (18,359)    (120,313)
                                                         ---------    ---------
Net cash used by
 investing activities                                     (184,157)    (350,674)
                                                         ---------    ---------
Cash flows from financing activities:

  Net change in short-term borrowings                       81,743      169,281
  Principal payments on notes                              (45,086)      66,272
  Investment contract deposits                             107,855       62,947
  Investment contract withdrawals                          (83,224)     (55,763)
  Proceeds from minority interest                               --           --
  Changes in other financing activities                    (12,627)     (16,026)
                                                         ---------    ---------
Net cash provided by
 financing activities                                       48,661      226,711

Decrease in cash and cash equivalents                      (17,062)     (23,388)

Cash and cash equivalents at
 beginning of period                                        52,788       48,445
                                                         ---------    ---------
Cash and cash equivalents at
 end of period                                           $  35,726       25,057
                                                         =========    =========

The accompanying notes are an integral part of these Consolidated financial statements.

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                           CONSOLIDATED SUBSIDIARIES

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

      As of December 31, 2001, SAC Holding Corporation (SAC Holdings), a Nevada corporation, is owned by Mark V. Shoen. Mark V. Shoen is the beneficial owner of 15.6% of AMERCO's common stock and is an executive officer of AMERCO.

      This amendment is being filed and the accounts of AMERCO and SAC Holdings are presented as consolidated due to a revised interpretation of EITF 90-15 by AMERCO's independent public accountants. AMERCO agrees with this interpretation. The accompanying condensed consolidated financial statements as of and for the periods ending March 31, 2001 and December 31, 2001 have been restated to reflect such consolidation. The following table presents the impact of such consolidation on the dates presented:

                                      December 31, 2001                 March 31, 2001
                                      -----------------                 --------------
                                  As reported(1)As restated       As reported(1)As restated
                                        (Unaudited)                      (Unaudited)
                                       (in thousands)                   (in thousands)
      Assets                       3,491,346     3,665,906         3,384,064     3,523,907
      Liabilities                  2,828,579     3,094,755         2,768,698     2,988,577
      Stockholders' equity           662,767       571,151           615,366       535,330

      The consolidation of AMERCO with SAC Holdings had no impact on the consolidated net earnings. The reduction in stockholders' equity is due to the elimination of gains previously recorded in connection with sales of properties from AMERCO to SAC Holdings. Such gains had been previously recognized as a component of stockholders' equity. See Note 11.

      (1) As reported in the Company's December 31, 2001 form 10-Q filed on February 19, 2002 and March 31, 2001 form 10-K, filed on July 2, 2001, respectively, prior to the consolidation of SAC Holdings described above.

      During fiscal year 2002, based on in-depth market analysis, U-Haul increased the estimated salvage value of certain rental trucks. The effect of the changes increased net earnings by $2,284,000 ($0.11 per share) for the nine months ended December 31, 2001. The adjustment reflects management's best estimate, based on information available, of the estimated salvage value of these rental trucks.

PRINCIPLES OF CONSOLIDATION

      The condensed consolidated financial statements presented here include the accounts of AMERCO and its wholly owned subsidiaries and SAC Holdings and its consolidated subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. AMERCO has not (and has never had any) ownership interest in SAC Holdings or any of SAC Holdings' subsidiaries, nor does it guarantee any of the debt of SAC Holdings. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q/A and do not contain certain information included in AMERCO's annual financial statements and notes. For a more detailed breakout of the accounts of AMERCO, refer to AMERCO's Form 10-K.

      The condensed consolidated balance sheet as of December 31, 2001 and the related condensed consolidated statements of earnings and the condensed consolidated statements of comprehensive income for the three and nine months ended December 31, 2001 and 2000 and the condensed consolidated cash flows for the nine months ended December 31, 2001 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

      The operating results and financial position of RepWest and Oxford have been consolidated on the basis of a calendar year, and accordingly, are determined on a one quarter lag for financial reporting purposes. There were no effects related to intervening events, which would materially affect the consolidated financial position or results of operations for the financial statements presented herein.

      Certain reclassifications have been made to the financial statements for the three and nine months ended December 31, 2000 to conform with the current year's presentation.

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                           CONSOLIDATED SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)


2. INVESTMENTS

      A comparison of amortized cost to market for fixed maturities is as follows:

      September 30, 2001      Par Value                      Gross        Gross      Estimated
      Consolidated            or number    Amortized      unrealized    unrealized    market
      Held-to-Maturity        of shares      cost            gains        losses       value
      ----------------        ---------      ----            -----        ------       -----
                                                        (in thousands)
      U.S. treasury
        securities
        and government
        obligations           $   4,100    $   3,626           252           --         3,878
      U.S. government
        agency mortgage-
        backed securities     $  10,048       10,005           432           --        10,437
      Corporate
        securities            $  44,522       42,758         1,791         (164)       44,385
      Mortgage-backed
        securities            $  30,334       29,831         1,379          (35)       31,175
      Redeemable preferred
        stocks                  114,784      114,674           373       (2,988)      112,059
                                           ---------         -----       -------      -------
                                             200,894         4,227       (3,187)      201,934
                                           ---------         -----       -------      -------

      September 30, 2001      Par Value                      Gross        Gross      Estimated
      Consolidated            or number    Amortized      unrealized    unrealized    market
      Available-for-Sale      of shares       cost           gains        losses       value
      ------------------      ---------       ----           -----        ------       -----
                                                        (in thousands)
      U.S. treasury
        securities
        and government
        obligations           $  42,260    $  42,737         2,610            --       45,347
      U.S. government
        agency mortgage-
        backed securities     $  27,531       27,324         1,209            (2)      28,531
      Obligations of
        states and
        political
        subdivisions          $  15,910       16,039           698           (26)      16,711
      Corporate
        securities            $ 630,723      622,584        19,629       (17,162)     625,051
      Mortgage-backed
        securities            $  31,300       31,238         1,205          (364)      32,079
      Redeemable preferred
        stocks                    1,228       31,022           304          (565)      30,761
      Redeemable common
        stocks                      657        8,625            --        (1,301)       7,324
                                           ---------        ------       -------      -------
                                             779,569        25,655       (19,420)     785,804
                                           ---------        ------       -------      -------
             Total                         $ 980,463        29,882       (22,607)     987,738
                                           =========        ======       =======      =======

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                           CONSOLIDATED SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)


3. SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE SUBSIDIARIES

      A summarized condensed consolidated balance sheet for RepWest is presented below:

                                                                September 30,
                                                                -------------
                                                              2001        2000
                                                            --------    --------
                                                               (in thousands)
    Investments, fixed maturities                           $391,507     413,149
    Investments, other                                        84,379      27,823
    Receivables                                              223,740     147,143
    Due from affiliate                                        53,042      28,905
    Other assets                                              54,277      48,528
                                                            --------    --------
         Total assets                                       $806,945     665,548
                                                            ========    ========
    Policy liabilities and accruals                         $406,072     309,887
    Unearned premiums                                        105,120      81,679
    Other policyholders' funds and liabilities                57,713      61,908
                                                            --------    --------
      Total liabilities                                      568,905     453,474

    Stockholder's equity                                     238,040     212,074
                                                            --------    --------
         Total liabilities and
           stockholder's equity                             $806,945     665,548
                                                            ========    ========

      A summarized condensed consolidated income statement for RepWest is presented below:

                                      Quarter ended           Nine months ended
                                      September 30,             September 30,
                                      -------------             -------------
                                    2001         2000         2001         2000
                                  --------     --------     --------     --------
                                                   (in thousands)
    Premiums                      $ 64,717       63,386      192,982      135,718
    Net investment income            8,102        7,966       23,967       23,718
                                  --------     --------     --------     --------
      Total revenue                 72,819       71,352      216,949      159,436
    Benefits and losses             65,618       56,331      188,256      116,432
    Amortization of deferred
      policy acquisition costs       6,207        3,770       17,837       10,130
    Operating expenses              13,782       18,055       42,556       37,783
                                  --------     --------     --------     --------
      Total expenses                85,607       78,156      248,649      164,345
    Loss from operations           (12,788)      (6,804)     (31,700)      (4,909)
    Income tax benefit               4,522        2,379       11,209        1,789
                                  --------     --------     --------     --------
        Net loss                  $ (8,266)      (4,425)     (20,491)      (3,120)
                                  ========     ========     ========     ========

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                           CONSOLIDATED SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)


3. SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE SUBSIDIARIES, continued

      A summarized condensed consolidated balance sheet for Oxford is presented below:

                                                                September 30,
                                                                -------------
                                                              2001        2000
                                                            --------    --------
                                                               (in thousands)
    Investments, fixed maturities                           $595,191     470,772
    Investments, other                                       198,668     167,208
    Receivables                                               31,123      19,564
    Other assets                                              89,865      84,626
                                                            --------    --------
        Total assets                                        $914,847     742,170
                                                            ========    ========
    Policy liabilities and accruals                         $191,104     152,358
    Premium deposits                                         548,948     469,393
    Other policyholders' funds and liabilities                50,739      30,501
                                                            --------    --------
      Total liabilities                                      790,791     652,252

    Stockholder's equity                                     124,056      89,918
                                                            --------    --------
        Total liabilities and
          stockholder's equity                              $914,847     742,170
                                                            ========    ========

      A summarized condensed consolidated income statement for Oxford is presented below:

                                      Quarter ended           Nine months ended
                                      September 30,             September 30,
                                      -------------             -------------
                                    2001         2000         2001         2000
                                  --------     --------     --------     --------
                                                   (in thousands)
    Premiums                      $ 42,198       26,750      119,736       78,274
    Net investment income            5,791        5,807       18,975       18,170
                                  --------     --------     --------     --------
      Total revenue                 47,989       32,557      138,711       96,444

    Benefits and losses             29,869       18,532       88,004       54,246
    Amortization of deferred
      policy acquisition costs       5,217        4,784       14,509       14,982
    Operating expenses              10,771        6,626       30,207       19,857
                                  --------     --------     --------     --------
      Total expenses                45,857       29,942      132,720       89,085

    Income from operations           2,132        2,615        5,991        7,359
    Income tax expense                (555)        (753)      (1,787)      (1,878)
                                  --------     --------     --------     --------
        Net income                $  1,577        1,862        4,204        5,481
                                  ========     ========     ========     ========

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                           CONSOLIDATED SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)


4. CONTINGENT LIABILITIES AND COMMITMENTS

      During the nine months ended December 31, 2001, a subsidiary of U-Haul entered into five transactions whereby the subsidiary sold rental trucks to an unrelated third party, which were subsequently leased back. AMERCO has guaranteed $13,571,000 of residual values at December 31, 2001 for these assets at the end of the respective lease terms. Following are the lease commitments for the leases executed during the nine months ended December 31, 2001, and subsequently which have a term of more than one year (in thousands):

                                               Net activity
             Year ended           Lease       subsequent to
              March 31,        Commitments      period end      Total
             --------------------------------------------------------
             2002              $     657            -             657
             2003                  2,625            -           2,625
             2004                  2,625            -           2,625
             2005                  2,300            -           2,300
             2006                  2,192            -           2,192
             Thereafter            7,305            -           7,305
                               --------------------------------------
                               $  17,704            -          17,704
                               ======================================

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

5. SUPPLEMENTAL CASH FLOWS INFORMATION OF AMERCO

      The (increase) decrease in cash flow for receivables, inventories and accounts payable and accrued liabilities net of other operating and investing activities follows:

                                                           Nine months ended
                                                              December 31,
                                                           2001          2000
                                                         --------      --------
                                                              (in thousands)
Receivables                                              $(14,911)        9,686
                                                         ========      ========
Inventories                                              $  4,064         3,221
                                                         ========      ========
Accounts payable and accrued expenses                    $(20,730)      (30,618)
                                                         ========      ========

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                           CONSOLIDATED SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)


6. EARNINGS PER SHARE OF AMERCO

      The following table reflects the calculation of the earnings per share:

                                                                  Weighted Average
                                                                    Common Shares
                                                   Income            Outstanding          Per Share
                                                (Numerator)         (Denominator)           Amount
                                                -----------         -------------           ------
                                                               (in thousands, except
                                                              share and per share data)
Quarter ended December 31, 2001:
  Net loss                                        $(20,212)
  Less: preferred stock dividends                    3,241
                                                  --------
  Basic and diluted loss
    per common share                               (23,453)           20,892,342           $  (1.12)
                                                  ========           ===========           ========

Quarter ended December 31, 2000:
  Loss before extraordinary loss
    on early extinguishment of debt               $(19,171)
  Less: preferred stock dividends                    3,241
                                                  --------
  Loss before extraordinary loss
    on early extinguishment of debt
    available to common stockholders               (22,412)           21,406,688           $  (1.05)
  Extraordinary loss on early
    extinguishment of debt, net                     (2,121)                                   (0.10)
                                                  ---------                                --------
  Basic and diluted loss
    per common share                               (24,533)           21,406,688           $  (1.15)
                                                  ========           ===========           ========

Nine months ended December 31, 2001:
  Net earnings                                    $ 46,477
  Less: preferred stock dividends                    9,722
                                                  --------
  Basic and diluted earnings
    per common share                                36,755            21,092,225           $   1.74
                                                  ========           ===========           ========

Nine months ended December 31, 2000:
  Earnings before extraordinary
    loss on early extinguishment of debt          $ 59,674
  Less:  preferred stock dividends                   9,722
                                                  --------
  Earnings before extraordinary loss
    on early extinguishment of debt
    available to common stockholders                49,952            21,539,821           $   2.32
  Extraordinary loss on early
    extinguishment of debt, net                     (2,121)                                   (0.10)
                                                  --------                                 --------
  Basic and diluted earnings
    per common share                                47,831            21,539,821           $   2.22
                                                  ========           ===========           ========

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                           CONSOLIDATED SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)


7. RELATED PARTY TRANSACTIONS

      During September 2001 the Company consummated a transfer of cash in the amount of $7.5 million and real estate properties in the amount of $65.5 million from Real Estate and other subsidiaries to Oxford and RepWest. The transferred assets were recorded by RepWest and Oxford at their original book value and no gain or loss was recorded.

      Sales of properties from AMERCO to SAC Holdings have been eliminated in consolidation, as presented in note 11.

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                           CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued
                                   (Unaudited)


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

      SFAS No. 143, Accounting for Asset Retirement Obligations, requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded at present value and accreted over the life of the asset and depreciated over the remaining life of the long-lived asset. The Statement defines a legal obligation as one that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management has not yet determined the effects of adopting this Statement on the financial position or results of operations.

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

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                           CONSOLIDATED SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)


9. INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA

      Information concerning operations by industry segment follows:

                      Moving and                  Property/                Adjustments     AMERCO
                       Storage         Real       Casualty       Life         and           and
                      Operations      Estate      Insurance    Insurance  Eliminations  SAC Holdings
                      ----------      ------      ---------    ---------  ------------  ------------
                                                      (in thousands)
Quarter ended
December 31, 2001
Revenues:
  Outside            $   340,516        7,619       71,692       47,583           --        467,410
  Intersegment                --       11,947        1,127          406      (13,480)            --
                     -----------     --------     --------     --------     --------     ----------
  Total revenues     $   340,516       19,566       72,819       47,989      (13,480)       467,410
Depreciation/
  amortization       $    28,975        2,985        6,322        5,241           --         43,523
Interest expense     $    23,727        8,229           --           --       (8,229)        23,727
Pretax earnings
 (loss)              $   (29,640)       8,427      (12,788)       2,132           --        (31,869)
Income tax
 benefit
 (expense)           $     8,462       (2,949)       4,522         (555)          --          9,480
Identifiable
  assets             $ 1,667,602      714,819      806,945      914,847     (438,307)     3,665,906

Quarter ended
December 31, 2000
Revenues:
  Outside            $   339,215        3,025       70,191       32,189           --        444,620
  Intersegment                --       17,754        1,161          368      (19,283)            --
                     -----------     --------     --------     --------     --------     ----------
  Total revenues     $   339,215       20,779       71,352       32,557      (19,283)       444,620
Depreciation/
  amortization       $    31,260        2,760        3,453        4,824           --         42,297
Interest expense     $    28,222       10,626           --           --      (10,626)        28,222
Pretax
 earnings
 (loss)              $   (32,574)       2,355       (6,804)       2,615           --        (34,408)
Income tax
 benefit
 (expense)           $     8,867         (824)       2,379         (753)          --          9,669
Extraordinary
 loss on early
 extinguishment
 of debt, net        $    (2,121)          --           --           --           --         (2,121)
Identifiable
  assets             $ 1,609,308      761,149      665,548      731,627     (338,700)     3,428,932

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                           CONSOLIDATED SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)


9. INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, continued

                        Moving                    Property/               Adjustments      AMERCO
                     and Storage       Real       Casualty       Life         and            and
                      Operations      Estate      Insurance    Insurance  Eliminations  SAC Holdings
                      ----------      ------      ---------    ---------  ------------  ------------
                                                     (in thousands)
Nine months ended
December 31, 2001
Revenues:
 Outside             $ 1,220,154       10,986      213,677      137,526           --      1,582,343
 Intersegment                 --       48,264        3,272        1,185      (52,721)            --
                     -----------     --------     --------     --------     --------     ----------
 Total
  revenues           $ 1,220,154       59,250      216,949      138,711      (52,721)     1,582,343
Depreciation/
 amortization        $    85,529        8,535       18,584       14,652           --        127,300
Interest
 expense             $    76,268       27,953           --           --      (27,953)        76,268
Pretax
 earnings
 (loss)              $    66,933       31,120      (31,700)       5,991           --         72,344
Income tax
 benefit
 (expense)           $   (26,807)     (10,892)      11,209       (1,787)          --        (28,277)
Identifiable
 assets              $ 1,667,602      714,819      806,945      914,847     (438,307)     3,665,906

Nine months ended
December 31, 2000
Revenues:
 Outside             $ 1,175,646        9,343      156,609       95,381           --      1,436,979
 Intersegment                 --       52,599        2,827        1,063      (56,489)            --
                     -----------     --------     --------     --------     --------     ----------
 Total
  revenues           $ 1,175,646       61,942      159,436       96,444      (56,489)     1,436,979
Depreciation/
 amortization        $    83,016        8,144       10,208       15,449           --        116,817
Interest
 expense             $    81,437       32,870           --           --      (32,870)        81,437
Pretax
 earnings
 (loss)              $    70,553       10,455       (4,909)       7,359           --         83,458
Income tax
 benefit
 (expense)           $   (30,564)      (3,659)       1,789       (1,878)          --        (34,312)
Extraordinary
 loss on early
 extinguishment
 of debt, net        $    (2,121)          --           --           --           --         (2,121)
Identifiable
 assets              $ 1,609,308      761,149      665,548      731,627     (338,700)     3,428,932

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                           CONSOLIDATED SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)


9. INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, continued

Geographic Area Data -                                AMERCO                                   AMERCO
  (All amounts are in     United                       and           United                      and
   U.S. $'s)              States        Canada     SAC Holdings      States       Canada     SAC Holdings
   ---------              ------        ------     ------------      ------       ------     ------------
                                     Quarter ended                          Nine months ended
                          -------------------------------------      ------------------------------------
                                                         (in thousands)
December 31, 2001
Total revenues         $   459,482       7,928        467,410      1,550,833      31,510      1,582,343
Depreciation/
  amortization         $    42,581         942         43,523        124,609       2,691        127,300
Interest expense       $    23,807         (80)        23,727         76,309         (41)        76,268
Pretax earnings
 (loss)                $   (31,233)       (636)       (31,869)        67,162       5,182         72,344
Income tax
 benefit (expense)     $     9,480          --          9,480        (28,277)         --        (28,277)
Identifiable assets    $ 3,606,959      58,947      3,665,906      3,606,959      58,947      3,665,906
December 31, 2000
Total revenues         $   437,064       7,556        444,620      1,406,142      30,837      1,436,979
Depreciation/
  amortization         $    41,189       1,108         42,297        113,539       3,278        116,817
Interest expense       $    28,216           6         28,222         81,424          13         81,437
Pretax earnings
 (loss)                $   (33,420)       (988)       (34,408)        79,231       4,227         83,458
Income tax
 benefit (expense)     $     9,669          --          9,669        (34,306)         (6)       (34,312)
Extraordinary
 loss, net             $    (2,121)         --         (2,121)        (2,121)         --         (2,121)
Identifiable assets    $ 3,378,349      50,583      3,428,932      3,378,349      50,583      3,428,932

10. SUBSEQUENT EVENTS OF AMERCO

      In January 2002, Real Estate completed the sale of thirty-seven storage properties to Twenty SAC Self-Storage Corporation, Twenty-One SAC Self-Storage Corporation, Twenty-Two SAC Self-Storage Corporation and Twenty-Three SAC Self-Storage Corporation, subsidiaries of SAC Holdings, for $93,679,000. Real Estate received cash and notes from the sale. Such gain will be eliminated in consolidation.

      On February 6, 2002, AMERCO declared a cash dividend of $3,241,000 ($0.53125 per preferred share) to preferred stockholders of record as of February 18, 2002.

NOTE 11 - CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)


                                           AMERCO AND CONSOLIDATED      SAC HOLDING CORPORATION AND
                                                SUBSIDIARIES             CONSOLIDATED SUBSIDIARIES
                                                  (AMERCO)                     (SAC HOLDINGS)
                                           --------------------------   ---------------------------
                                           DECEMBER 31,     MARCH 31,     DECEMBER 31,    MARCH 31,
                                              2001           2001             2001          2001
                                            ----------     ----------     ----------     ----------
                                                  (IN THOUSANDS)                  (IN THOUSANDS)
                   ASSETS
Cash and cash equivalents                   $   35,716     $   52,778     $       10     $       10
Inventories, net                                79,941         84,005          1,325          1,325
Prepaid expenses                                18,324         14,416             --             --
Investments, fixed maturities                  986,698        952,482             --             --
Investments, other                             545,919        464,958          3,910          3,910
Other assets                                   485,785        452,781         13,496          8,991
Minority interest assets                            --             --             --             --
                                            ----------     ----------     ----------     ----------
Property, plant and equipment, at cost:
   Buildings and improvements                  826,126        832,372        417,849        355,531
   Rental trucks                             1,069,769      1,037,653             --             --
   Other property, plant and equipment         661,294        660,802        170,126        173,661
                                            ----------     ----------     ----------     ----------
                                             2,557,189      2,530,827        587,975        529,192
                                            ----------     ----------     ----------     ----------
       Less accumulated depreciation         1,218,226      1,168,183         29,431         23,320
                                            ----------     ----------     ----------     ----------
       Total property, plant and equipment   1,338,963      1,362,644        558,544        505,872
                                            ----------     ----------     ----------     ----------
       Total assets                         $3,491,346     $3,384,064     $  577,285     $  520,108
                                            ==========     ==========     ==========     ==========


                                                  ADJUSTMENTS AND
                                                    ELIMINATIONS
                                             ----------------------------
                                             DECEMBER 31,       MARCH 31,        DECEMBER 31,   MARCH 31,
                                                2001              2001              2001          2001
                                             ------------      ------------      ----------     ----------
                                                      (IN THOUSANDS)                  (IN THOUSANDS)
                   ASSETS
Cash and cash equivalents                    $         --      $         --      $   35,726     $   52,788
Inventories, net                                       --                --          81,266         85,330
Prepaid expenses                                       --                --          18,324         14,416
Investments, fixed maturities                          --                --         986,698        952,482
Investments, other                                (13,443)a)        (14,326)a)      536,386        454,542
Other assets                                     (278,615)b)       (269,299)b)      220,666        192,473
Minority interest assets                           17,311 c)         17,907 c)       17,311         17,907
                                             ------------      ------------      ----------     ----------
Property, plant and equipment, at cost:
   Buildings and improvements                    (135,578)d)       (118,947)d)    1,108,397      1,068,956
   Rental trucks                                       --                --       1,069,769      1,037,653
   Other property, plant and equipment                 --                --         831,420        834,463
                                             ------------      ------------      ----------     ----------
                                                 (135,578)         (118,947)      3,009,586      2,941,072
                                             ------------      ------------      ----------     ----------
       Less accumulated depreciation               (7,600)d)         (4,400)d)    1,240,057      1,187,103
                                             ------------      ------------      ----------     ----------
       Total property, plant and equipment       (127,978)         (114,547)      1,769,529      1,753,969
                                             ------------      ------------      ----------     ----------
       Total assets                          $   (402,725)     $   (380,265)     $3,665,906     $3,523,907
                                             ============      ============      ==========     ==========

                            See accompanying notes.

                                               AMERCO AND CONSOLIDATED         SAC HOLDING CORPORATION AND
                                                    SUBSIDIARIES                CONSOLIDATED SUBSIDIARIES
                                                      (AMERCO)                        (SAC HOLDINGS)
                                               ---------------------------     ----------------------------
                                              DECEMBER 31,       MARCH 31,      DECEMBER 31,      MARCH 31,
                                                 2001             2001             2001             2001
                                              -----------      -----------      -----------      -----------

                                                    (IN THOUSANDS)                  (IN THOUSANDS)

    LIABILITIES AND STOCKHOLDERS' EQUITY
AMERCO's notes and loans payable              $ 1,132,612      $ 1,156,848          $    --          $    --
SAC Holdings' notes and loans payable,
   non-recourse to AMERCO                              --               --          561,602          504,157
Policy benefits and losses, claims and
   loss expenses payable                          705,745          668,830               --               --
Liabilities from premium deposits                 548,948          522,207               --               --
Deferred income                                    15,424           24,546               --               --
Deferred income taxes                             187,413          139,419               --               --
Other liabilities                                 238,437          256,848           31,061           27,842
                                              -----------      -----------      -----------      -----------

       Total liabilities                        2,828,579        2,768,698          592,663          531,999
Minority interest                                      --               --            9,533           10,416

Contingent liabilities and commitments

Stockholders' equity:
   Serial preferred stock -
     Series A preferred stock                          --               --               --               --
     Series B preferred stock                          --               --               --               --
   Serial common stock -
     Series A common stock                          1,441            1,441               --               --
   Common stock                                     9,122            9,122               --               --
   Additional paid-in capital                     321,031          312,128            5,912            3,312
   Accumulated other comprehensive income         (30,681)         (40,709)          (3,031)          (1,398)
   Retained earnings                              791,930          755,174          (27,792)         (24,221)
   Cost of common shares in treasury, net        (415,924)        (406,617)              --               --
   Unearned ESOP shares                           (14,152)         (15,173)              --               --
                                              -----------      -----------      -----------      -----------
       Total stockholders' equity                 662,767          615,366          (24,911)         (22,307)
                                              -----------      -----------      -----------      -----------
       Total liabilities and stock
         stockholders' equity                 $ 3,491,346      $ 3,384,064      $   577,285      $   520,108
                                              ===========      ===========      ===========      ===========



                                                      ADJUSTMENTS AND
                                                       ELIMINATIONS
                                                 -----------------------------
                                                 DECEMBER 31,       MARCH 31,        DECEMBER 31,     MARCH 31,
                                                     2001              2001             2001             2001
                                                 ------------      ------------      -----------      -----------

                                                    (IN THOUSANDS)                        (IN THOUSANDS)

    LIABILITIES AND STOCKHOLDERS' EQUITY
AMERCO's notes and loans payable                 $         --         $      --       $ 1,132,612      $ 1,156,848
SAC Holdings' notes and loans payable,
   non-recourse to AMERCO                            (254,996)b)       (247,048)b)        306,606          257,109
Policy benefits and losses, claims and
   loss expenses payable                                   --                --           705,745          668,830
Liabilities from premium deposits                          --                --           548,948          522,207
Deferred income                                            --                --            15,424           24,546
Deferred income taxes                                 (47,872)d)        (42,821)d)        139,541           96,598
Other liabilities                                     (23,619)b)        (22,251)b)        245,879          262,439
                                                 ------------      ------------       -----------      -----------

       Total liabilities                             (326,487)         (312,120)        3,094,755        2,988,577
Minority interest                                      (9,533)c)        (10,416)c)             --               --

Contingent liabilities and commitments

Stockholders' equity:
   Serial preferred stock -
     Series A preferred stock                              --                --                --               --
     Series B preferred stock                              --                --                --               --
   Serial common stock -
     Series A common stock                                 --                --             1,441            1,441
   Common stock                                            --                --             9,122            9,122
   Additional paid-in capital                         (93,618)d)        (79,438)d)        233,325          236,002
   Accumulated other comprehensive income               3,031 a)          1,398 a)        (30,681)         (40,709)
   Retained earnings                                   27,792 a,d)       24,221 a,d)      791,930          755,174
   Cost of common shares in treasury, net              (3,910)a)         (3,910)a)       (419,834)        (410,527)
   Unearned ESOP shares                                    --                --           (14,152)         (15,173)
                                                 ------------      ------------       -----------      -----------
       Total stockholders' equity                     (66,705)          (57,729)          571,151          535,330
                                                 ------------      ------------       -----------      -----------
       Total liabilities and stock
         stockholders' equity                    $   (402,725)     $   (380,265)      $ 3,665,906      $ 3,523,907
                                                 ============      ============       ===========      ===========

                           See accompanying notes.

NOTE 11 - CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
NINE MONTHS ENDED DECEMBER 31 (UNAUDITED)


                                                 AMERCO AND CONSOLIDATED         SAC HOLDING CORPORATION AND
                                                      SUBSIDIARIES                CONSOLIDATED SUBSIDIARIES
                                                        (AMERCO)                       (SAC HOLDINGS)
                                               ----------------------------      ----------------------------
                                                   2001            2000             2001             2000
                                               -----------      -----------      -----------      -----------
                                                    (IN THOUSANDS)                  (IN THOUSANDS)

Revenues:
   Rental revenue                              $   980,095      $   951,058      $    77,816      $    63,191
   Net sales                                       158,556          155,078           16,855           11,514
   Premiums                                        308,261          210,102               --               --
   Net investment and interest income               68,101           72,082               --               --
                                               -----------      -----------      -----------      -----------
       Total revenues                            1,515,013        1,388,320           94,671           74,705
                                               -----------      -----------      -----------      -----------
Costs and expenses:
   Operating expenses                              783,219          745,039           44,039           34,781
   Cost of sales                                    89,116           87,600            8,387            7,185
   Benefits and losses                             276,260          170,678               --               --
   Amortization of deferred policy
     acquisition costs                              32,346           25,112               --               --
   Lease expense                                   133,130          132,395              564              470
   Depreciation, net                                68,754           69,552            6,705            5,295
                                               -----------      -----------      -----------      -----------
       Total costs and expenses                  1,382,825        1,230,376           59,695           47,731
                                               -----------      -----------      -----------      -----------
       Earnings from operations                    132,188          157,944           34,976           26,974
                                               -----------      -----------      -----------      -----------
   Interest expense                                 58,842           65,287           39,078           37,673
                                               -----------      -----------      -----------      -----------
       Pretax earnings (loss)                       73,346           92,657           (4,102)         (10,699)
                                               -----------      -----------      -----------      -----------
   Income tax expense                              (26,869)         (32,983)            (308)            (804)

Earnings (loss) from operations before
   minority interest and extraordinary
   loss on early extinguishment of debt             46,477           59,674           (4,410)         (11,503)
Minority interest                                       --               --               --               --
                                               -----------      -----------      -----------      -----------
Earnings (loss) before extraordinary loss
   on early extinguishment of debt                  46,477           59,674           (4,410)         (11,503)
                                               -----------      -----------      -----------      -----------



                                                    ADJUSTMENTS AND
                                                      ELIMINATIONS
                                              ----------------------------
                                                  2001           2000             2001            2000
                                              -----------      -----------      -----------      -----------
                                              (IN THOUSANDS)                        (IN THOUSANDS, EXCEPT
                                                                                    SHARE AND PER SHARE DATA)
Revenues:
   Rental revenue                             $  (5,689)e)     $  (4,523)e)     $ 1,052,222      $ 1,009,726
   Net sales                                         --               --            175,411          166,592
   Premiums                                          --               --            308,261          210,102
   Net investment and interest income           (21,652)f)       (21,523)f)          46,449           50,559
                                              ---------        ---------        -----------      -----------
       Total revenues                           (27,341)         (26,046)         1,582,343        1,436,979
                                              ---------        ---------        -----------      -----------
Costs and expenses:
   Operating expenses                            (5,689)e)        (4,523)e)         821,569          775,297
   Cost of sales                                     --               --             97,503           94,785
   Benefits and losses                               --               --            276,260          170,678
   Amortization of deferred policy
     acquisition costs                               --               --             32,346           25,112
   Lease expense                                     --               --            133,694          132,865
   Depreciation, net                             (3,100)d)        (1,500)d)          72,359           73,347
                                              ---------        ---------        -----------      -----------
       Total costs and expenses                  (8,789)          (6,023)         1,433,731        1,272,084
                                              ---------        ---------        -----------      -----------
       Earnings from operations                 (18,552)         (20,023)           148,612          164,895
                                              ---------        ---------        -----------      -----------
   Interest expense                             (21,652)f)       (21,523)f)          76,268           81,437
                                              ---------        ---------        -----------      -----------
       Pretax earnings (loss)                     3,100            1,500             72,344           83,458
                                              ---------        ---------        -----------      -----------
   Income tax expense                            (1,100)            (525)           (28,277)         (34,312)

Earnings (loss) from operations before
   minority interest and extraordinary
   loss on early extinguishment of debt           2,000              975             44,067           49,146
Minority interest                                 2,410           10,528              2,410           10,528
                                              ---------        ---------        -----------      -----------
Earnings (loss) before extraordinary loss
   on early extinguishment of debt                4,410           11,503             46,477           59,674
                                              ---------        ---------        -----------      -----------

                            See accompanying notes.

NINE MONTHS ENDED DECEMBER 31 (UNAUDITED)


                                                 AMERCO AND CONSOLIDATED         SAC HOLDING CORPORATION AND
                                                      SUBSIDIARIES                CONSOLIDATED SUBSIDIARIES
                                                        (AMERCO)                       (SAC HOLDINGS)
                                               ----------------------------      ----------------------------
                                                   2001            2000             2001             2000
                                               -----------      -----------      -----------      -----------
                                                    (IN THOUSANDS)                  (IN THOUSANDS)


Extraordinary loss on early extinguishment
   of debt, net of tax of $1,160                        --           (2,121)              --               --
                                               -----------      -----------      -----------      -----------
        Net earnings                           $    46,477      $    57,553      $    (4,410)     $   (11,503)
                                               ===========      ===========      ===========      ===========

Basic and diluted earnings per common share:
   Earnings before extraordinary loss on
     early extinguishment of debt
   Extraordinary loss on early
     extinguishment of debt, net

       Net earnings

Basic and diluted average common
   shares outstanding




                                                      ADJUSTMENTS AND
                                                        ELIMINATIONS
                                                ----------------------------
                                                    2001           2000             2001            2000
                                                -----------      -----------      -----------      -----------
                                                       (IN THOUSANDS)                   (IN THOUSANDS, EXCEPT
                                                                                      SHARE AND PER SHARE DATA)

Extraordinary loss on early extinguishment
   of debt, net of tax of $1,160                         --               --               --           (2,121)
                                                -----------      -----------      -----------      -----------
        Net earnings                            $     4,410      $    11,503      $    46,477      $    57,553
                                                ===========      ===========      ===========      ===========

Basic and diluted earnings per common share:
   Earnings before extraordinary loss on
     early extinguishment of debt                                                       1.74              2.32
   Extraordinary loss on early
     extinguishment of debt, net                                                          --             (0.10)
                                                                                  -----------      -----------
       Net earnings                                                               $      1.74      $      2.22
                                                                                  ===========      ===========
Basic and diluted average common
   shares outstanding                                                              21,092,225       21,539,821
                                                                                  ===========      ===========

                           See accompanying notes.

NOTE 11 - CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
QUARTERS ENDED DECEMBER 31 (UNAUDITED)

                                               AMERCO AND CONSOLIDATED      SAC HOLDING CORPORATION AND
                                                    SUBSIDIARIES            CONSOLIDATED SUBSIDIARIES
                                                      (AMERCO)                    (SAC HOLDINGS)
                                               ------------------------      ------------------------
                                                  2001           2000           2001           2000
                                               ---------      ---------      ---------      ---------
                                                    (IN THOUSANDS)                  (IN THOUSANDS)

Revenues:
   Rental revenue                              $ 279,114      $ 270,775      $  24,810      $  23,292
   Net sales                                      40,284         41,117          4,534          3,600
   Premiums                                      105,381         88,607             --             --
   Net investment and interest income             21,142         25,478             --             --
                                               ---------      ---------      ---------      ---------
       Total revenues                            445,921        425,977         29,344         26,892
                                               ---------      ---------      ---------      ---------

Costs and expenses:
   Operating expenses                            256,496        258,200         14,993         13,603
   Cost of sales                                  23,950         21,626          2,440          2,771
   Benefits and losses                            95,487         74,863             --             --
   Amortization of deferred policy
     acquisition costs                            11,413          8,554             --             --
   Lease expense                                  42,905         45,859            175            193
   Depreciation, net                              27,923         25,067          2,571          2,225
                                               ---------      ---------      ---------      ---------
       Total costs and expenses                  458,174        434,169         20,179         18,792
                                               ---------      ---------      ---------      ---------
       Earnings (loss) from operations           (12,253)        (8,192)         9,165          8,100
                                               ---------      ---------      ---------      ---------
   Interest expense                               17,986         21,235         11,795         13,581
                                               ---------      ---------      ---------      ---------
       Pretax loss                               (30,239)       (29,427)        (2,630)        (5,481)
                                               ---------      ---------      ---------      ---------
   Income tax benefit (expense)                   10,027         10,256           (197)          (412)

Earnings (loss) from operations before
   minority interest and extraordinary
   loss on early extinguishment of debt          (20,212)       (19,171)        (2,827)        (5,893)
Minority interest                                     --             --             --             --
                                               ---------      ---------      ---------      ---------
Net loss before extraordinary loss
   on early extinguishment of debt               (20,212)       (19,171)        (2,827)        (5,893)
                                               ---------      ---------      ---------      ---------



                                               ADJUSTMENTS AND
                                                 ELIMINATIONS
                                           ------------------------      ---------      ---------
                                              2001           2000           2001            2000
                                           ---------      ---------      ---------      ---------
                                                   (IN THOUSANDS)            (IN THOUSANDS, EXCEPT
                                                                           SHARE AND PER SHARE DATA)
Revenues:
   Rental revenue                          $  (1,801)e)   $  (1,655)e)    $  302,123      $ 292,412
   Net sales                                      --             --           44,818         44,717
   Premiums                                       --             --          105,381         88,607
   Net investment and interest income         (6,054)f)      (6,594)f)        15,088         18,884
                                           ---------      ---------       ----------      ---------
       Total revenues                         (7,855)        (8,249)         467,410        444,620
                                           ---------      ---------       ----------      ---------

Costs and expenses:
   Operating expenses                         (1,801)e)      (1,655)e)       269,688        270,148
   Cost of sales                                  --             --           26,390         24,397
   Benefits and losses                            --             --           95,487         74,863
   Amortization of deferred policy
     acquisition costs                            --             --           11,413          8,554
   Lease expense                                  --             --           43,080         46,052
   Depreciation, net                          (1,000)d)        (500)d)        29,494         26,792
                                           ---------      ---------      -----------      ---------
       Total costs and expenses               (2,801)        (2,155)         475,552        450,806
                                           ---------      ---------      -----------      ---------
       Earnings (loss) from operations        (5,054)        (6,094)          (8,142)        (6,186)
                                           ---------      ---------      -----------      ---------
   Interest expense                           (6,054)f)      (6,594)f)        23,727         28,222
                                           ---------      ---------      -----------      ---------
       Pretax loss                             1,000            500          (31,869)       (34,408)
                                           ---------      ---------      -----------      ---------
   Income tax benefit (expense)                 (350)          (175)           9,480          9,669

Earnings (loss) from operations before
   minority interest and extraordinary
   loss on early extinguishment of debt          650            325          (22,389)       (24,739)
Minority interest                              2,177          5,568            2,177          5,568
                                           ---------      ---------      -----------      ---------
Net loss before extraordinary loss
   on early extinguishment of debt             2,827          5,893          (20,212)       (19,171)
                                           ---------      ---------      -----------      ---------

                           See accompanying notes.

QUARTERS ENDED DECEMBER 31 (UNAUDITED)

                                               AMERCO AND CONSOLIDATED      SAC HOLDING CORPORATION AND
                                                    SUBSIDIARIES            CONSOLIDATED SUBSIDIARIES
                                                      (AMERCO)                    (SAC HOLDINGS)
                                               ------------------------      ------------------------
                                                  2001           2000           2001           2000
                                               ---------      ---------      ---------      ---------
                                                    (IN THOUSANDS)                  (IN THOUSANDS)

Extraordinary loss on early extinguishment
   of debt, net of tax of $1,160                      --         (2,121)            --             --
                                               ---------      ---------      ---------      ---------

       Net loss                                $ (20,212)     $ (21,292)     $  (2,827)     $  (5,893)
                                               =========      =========      =========      =========

Basic and diluted earnings per common share:
   Earnings before extraordinary loss on
     early extinguishment of debt
   Extraordinary loss on early
     extinguishment of debt, net

       Net loss

Basic and diluted average common
   shares outstanding




                                                  ADJUSTMENTS AND
                                                    ELIMINATIONS
                                              ------------------------      ---------      ---------
                                                 2001           2000           2001            2000
                                              ---------      ---------      ---------      ---------
                                                      (IN THOUSANDS)            (IN THOUSANDS, EXCEPT
                                                                              SHARE AND PER SHARE DATA)
Extraordinary loss on early extinguishment
   of debt, net of tax of $1,160                     --             --             --         (2,121)
                                              ---------      ---------      ---------      ---------

       Net loss                               $   2,827      $   5,893     $  (20,212)   $   (21,292)
                                              =========      =========     ==========    ===========

Basic and diluted earnings per common share:
   Earnings before extraordinary loss on
     early extinguishment of debt                                               (1.12)        (1.05)
   Extraordinary loss on early
     extinguishment of debt, net                                                   --         (0.10)
                                                                          -----------    ----------
       Net loss                                                           $     (1.12)   $    (1.15)
                                                                          ===========    ===========
Basic and diluted average common
   shares outstanding                                                      20,892,342     21,406,688
                                                                          ===========    ===========

                           See accompanying notes.

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION AND
                            CONSOLIDATED SUBSIDIARIES

Note 11 - Notes to Consolidating Information

December 31, 2001 and 2000

a)    To eliminate the investment of AMERCO stock held by SAC Holdings.

b) To eliminate notes payable and other liabilities payable to AMERCO from SAC Holdings.

c)    To eliminate minority interest investment held by RepWest and Oxford.

d) To eliminate the gain on sale of assets and related deferred taxes from AMERCO to SAC Holdings

e)    To eliminate management fees received by AMERCO from SAC Holdings.

f)    To eliminate interest income received by AMERCO from SAC Holdings.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

         This Quarterly report on Form 10-Q/A contains forward-looking statements. Additional written or oral forward-looking statements may be made by AMERCO or the consolidated group from time to time in filings with the Securities and Exchange Commission or otherwise. Management believes such forward-looking statements are within the meaning of the safe-harbor provisions. Such statements may include, but are not limited to, projections of revenues, income or loss, estimates of capital expenditures, the anticipated results of legal proceedings against the Company, plans for future operations, products or services and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe", "expect", "anticipate", "estimate", "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from our expectations are: fluctuations in our costs to maintain and update our fleet and facilities; changes in government regulations, particularly environmental regulations; our credit ratings; changes in demand for our products; changes in the general domestic economy; degree and nature of our competition; and other factors described in this Quarterly Report on Form 10-Q/A or the other documents we file with the Securities and Exchange Commission. As a result of these factors AMERCO's stock price may fluctuate dramatically.


GENERAL

         Information on industry segments is incorporated by reference from "Item 1. Financial Statements - Notes 1, 3 and 9 of Notes to Condensed Consolidated Financial Statements". The notes discuss the principles of combination and consolidation, summarized consolidated financial information and industry segment and geographical area data, respectively. In consolidation, all intersegment premiums are eliminated and the benefits, losses and expenses are retained by the insurance companies.

         For a discussion of new accounting standards please refer to Note 8 of the Consolidated Financial Statements.

RESULTS OF OPERATIONS

NINE MONTHS ENDED DECEMBER 31, 2001 VERSUS NINE MONTHS ENDED DECEMBER 31, 2000

MOVING AND STORAGE OPERATIONS

                                                                     Adjustments
                                                                         and
                                  AMERCO          SAC Holdings       Eliminations        Total
                               -----------------------------------------------------------------
                                                        (in thousands)
Nine months ended
December 31, 2001
Revenues:
 Outside                       $ 1,152,824            94,671           (27,341)        1,220,154
 Intersegment                           --                --                --                --
                               -----------           -------          --------         ---------
 Total revenues                $ 1,152,824            94,671           (27,341)        1,220,154
Depreciation/amortization      $    78,824             6,705            (3,100)           82,429
Interest expense               $    58,842            39,078           (21,652)           76,268
Pretax earnings (loss)         $    67,935            (4,102)            3,100            66,933
Income tax expense             $   (25,399)             (308)           (1,100)          (26,807)
Identifiable assets            $ 1,493,042           577,285          (402,725)        1,667,602

                                                                       Adjustments
                                                                           and
                                    AMERCO          SAC Holdings       Eliminations        Total
                                 -----------------------------------------------------------------
                                                        (in thousands)
Nine months ended
December 31, 2000
Revenues:
 Outside                         $ 1,126,987            74,705           (26,046)        1,175,646
 Intersegment                             --                --                --                --
                                 -----------           -------          --------         ---------
 Total revenues                  $ 1,126,987            74,705           (26,046)        1,175,646
Depreciation/amortization        $    77,721             5,295            (1,500)           81,516
Interest expense                 $    65,287            37,673           (21,523)           81,437
Pretax earnings (loss)           $    79,752           (10,699)            1,500            70,553
Income tax expense               $   (29,235)             (804)             (525)          (30,564)
Extraordinary loss on early
 extinguishment of debt          $    (2,121)               --                --            (2,121)
Identifiable assets              $ 1,451,906           522,839          (365,437)        1,609,308


AMERCO

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

SAC HOLDINGS

         Rental revenues of $77.8 million and $63.2 million were recognized during the nine months ended December 31, 2001 and 2000, respectively. Increased facility capacity through the acquisition of new locations and increased storage rates accounted for the increase. The occupancy of existing storage locations has remained stable.

         Net sales revenue was $16.9 million and $11.5 million for the nine months ended December 31, 2001 and 2000, respectively. The growth is related to the acquisition of new locations.

         Operating expense were $44.0 million and $34.8 million for the nine months ended December 31, 2001 and 2000, respectively. Personnel costs, liability insurance, property taxes and utility expenses all increased proportionately in relation to the increased revenues from the acquisition of new locations.

         Net depreciation expense was $6.7 million and $5.3 million for the nine months ended December 31, 2001 and 2000, respectively. The increase is attributed to the acquisition of new locations.

         Operating profit before interest and tax were $35.0 million and $27.0 million for the nine months ended December 31, 2001 and 2000, respectively.


AMERCO'S REAL ESTATE OPERATIONS

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


AMERCO

         Interest expense was $58.8 million and $65.3 million for the nine months ended December 31, 2001 and 2000, respectively. The decrease can be attributed to lower cost of funds on borrowed money.


SAC HOLDINGS

         Interest expense was $39.1 million and $37.7 million for the nine months ended December 31, 2001 and 2000, respectively. The increase is due to higher amounts of debt outstanding due to the acquisition of new locations.


CONSOLIDATED GROUP

         As a result of the foregoing, pretax earnings totaled $72.3 million and $83.5 million for the nine months ended December 31, 2001 and 2000, respectively. After providing for income taxes, net earnings were $44.1 million and $49.1 million for the nine months ended December 31, 2001 and 2000, respectively. Following adjustments for an extraordinary loss from the early extinguishment of debt of $2.1 million for the nine months ended December 31, 2000 and elimination of SAC Holdings, net earnings were $46.5 and $57.6 for the nine months ended December 31, 2001 and 2000, respectively. The net earnings of SAC Holdings are completely eliminated because AMERCO does not have an equity interest in SAC Holdings. The presentation of consolidated statements is due to a revised interpretation of ETIF 90-15 by the AMERCO's independent public accountants. AMERCO agrees with this interpretation.

QUARTER ENDED DECEMBER 31, 2001 VERSUS QUARTER ENDED DECEMBER 31, 2000

MOVING AND STORAGE OPERATIONS

                                                                        Adjustments
                                                                            and
                                     AMERCO           SAC Holdings      Eliminations        Total
                                  -----------------------------------------------------------------
                                                            (in thousands)
Quarter ended
December 31, 2001
Revenues:
 Outside                          $   319,027            29,344            (7,855)          340,516
 Intersegment                              --                --                --                --
                                  -----------           -------          --------         ---------
 Total revenues                   $   319,027            29,344            (7,855)          340,516
Depreciation/amortization         $    26,404             2,571            (1,000)           27,975
Interest expense                  $    17,986            11,795            (6,054)           23,727
Pretax loss                       $   (28,010)           (2,630)            1,000           (29,640)
Income tax benefit (expense)      $     9,009              (197)             (350)            8,462
Identifiable assets               $ 1,493,042           577,285          (402,725)        1,667,602

                                                                        Adjustments
                                                                            and
                                     AMERCO           SAC Holdings      Eliminations        Total
                                  -----------------------------------------------------------------
                                                            (in thousands)
Quarter ended
December 31, 2000
Revenues:
 Outside                          $   320,572            26,892            (8,249)          339,215
 Intersegment                              --                --                --                --
                                  -----------           -------          --------         ---------
 Total revenues                   $   320,572            26,892            (8,249)          339,215
Depreciation/amortization         $    29,035             2,225              (500)           30,760
Interest expense                  $    21,235            13,581            (6,594)           28,222
Pretax loss                       $   (27,593)           (5,481)              500           (32,574)
Income tax benefit (expense)      $     9,454              (412)             (175)            8,867
Extraordinary loss on early
 extinguishment of debt           $    (2,121)               --                --            (2,121)
Identifiable assets               $ 1,451,906           522,839          (365,437)        1,609,308


AMERCO

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


SAC HOLDINGS

         Rental revenues of $24.8 million and $23.3 million were recognized during the quarters ended December 31, 2001 and 2000, respectively. Increased facility capacity through the acquisition of new locations and increased storage rates accounted for the increase. The occupancy of existing storage locations has remained stable.

         Net sales revenue was $4.5 million and $3.6 million for the quarters ended December 31, 2001 and 2000, respectively. The growth is related to the acquisition of new locations.

         Operating expense were $15.0 million and $13.6 million for the quarters ended December 31, 2001 and 2000, respectively. Personnel costs, liability insurance, property taxes and utility all increased proportionately in relation to the increased revenues from acquisition of new locations.

         Net depreciation expense was $2.6 million and $2.2 million for the quarter ended December 31, 2001 and 2000, respectively. The increase is attributed to acquisition of new locations.

         Operating profit before interest and tax were $9.2 million and $8.1 million for the quarters ended December 31, 2001 and 2000, respectively.


AMERCO'S REAL ESTATE OPERATIONS

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

AMERCO

         Interest expense was $18.0 million and $21.2 million for the quarters ended December 31, 2001 and 2000, respectively. The decrease can be attributed to lower cost of funds on borrowed money.


SAC HOLDINGS

         Interest expense was $11.8 million and $13.6 million for the quarters ended December 31, 2001 and 2000, respectively. The decrease is due to lower cost of funds on borrowed money.


CONSOLIDATED GROUP

         As a result of the foregoing, pretax loss was $31.9 million and $34.4 million for the quarters ended December 31, 2001 and 2000, respectively. After providing for income taxes, net loss was $22.4 million and $24.7 million for the quarters ended December 31, 2001 and 2000, respectively. Following adjustments for an extraordinary loss from the early extinguishment of debt of $2.1 million for the quarter ended December 31, 2000 and the elimination of SAC Holdings, the net loss was $20.2 million and $21.3 million for the quarters ended December 31, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

AMERCO'S MOVING AND STORAGE OPERATIONS

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


AMERCO'S REAL ESTATE OPERATIONS

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


SAC HOLDINGS

         Cash used by operating activities was $12.7 million and $0.3 million for the nine months ended December 31, 2001 and 2000, respectively.

         At December 31, 2001, total outstanding notes and mortgages payable were $561.6 million compared to $504.2 million at March 31, 2001.

         The SAC Holdings intends to meet its current debt obligations through cash flows, generated from its operating activities.


CONSOLIDATED GROUP

         At December 31, 2001, total outstanding notes and mortgages payable for AMERCO and consolidated subsidiaries was $1,132.6 million compared to $1,156.8 million at March 31, 2001. At December 31, 2001, total outstanding notes and mortgages payable for SAC Holdings and consolidated subsidiaries was $561.6 million compared to $504.2 million at March 31, 2001. SAC Holdings loan agreements have no guarantees, or triggers that could create a guarantee, from AMERCO. SAC Holdings' creditors have no recourse to AMERCO. AMERCO is not liable for the debts of SAC Holdings. Further, there are no cross default provisions on indebtedness between AMERCO and SAC Holdings.

         AMERCO has no (and has never had any) ownership interest in SAC Holdings or its subsidiaries. The presentation of the consolidated statements has no bearing or consideration to the credit agreements or the operations of each. The accounts of AMERCO and SAC Holdings are presented as consolidated due to a revised interpretation of EITF 90-15 by the Company's independent public accountants.

         During each of the fiscal years ended March 31, 2002, 2003 and 2004, AMERCO estimates gross capital expenditures will average approximately $200 million primarily reflecting rental fleet rotation. This level of capital expenditures, consolidated with a potential range of $150 - $300 million in annual long-term debt maturities during this same period, are expected to create annual average funding needs of approximately $350 - $500 million. The Company plans to meet these needs through the cash flows, asset sales and various current and future sources of credit (See Credit Agreements discussion below). AMERCO has historically enjoyed a substantial and predictable level of cashflow (EBITDAR) from its non-insurance subsidiaries. These cashflows are dependent on revenues and expenses that can be impacted by economic trends. In the past, the Company has not been as affected by these economic trends as other businesses. Cashflow (defined as EBITDAR) is anticipated to range approximately from $400 million to $425 million annually. The sale of assets is less predictable and substantially lower than the cashflows. The sale of assets is dependant upon economic conditions, the amount and nature of sale and leaseback transactions and AMERCO's fleet rotation program. In many cases, a decline in asset sales is accompanied by a decrease in capital expenditures.

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


CREDIT AGREEMENTS

         AMERCO's operations are funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes, revolving lines of credit with banks and operating leases. The operating leases are primarily used to finance the Company's fleet of trucks and trailers. As of December 31, 2001, AMERCO had $1,132.6 million in total notes and loans payable outstanding and total unutilized lines of credit of approximately $95.0 million. The Company is in the process of refinancing its' $400 million revolving credit facility. The Company is also in the process of completing a private unsecured debt placement. In addition to the economic pressures, there has been a reduction in the number of leasing companies and banks, which has had a negative impact on the financial markets. This has led to less availability and higher prices. Management of AMERCO believes there are enough leasing companies and banks to meet Company's financing needs.

         Certain of AMERCO's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, making third party guarantees, entering into contingent obligations, maintaining certain financial ratios and placing certain additional liens on its properties, assets and restricting the issuance of certain types of preferred stock. At December 31, 2001, AMERCO was in compliance with these covenants. AMERCO's various credit and financing arrangements are affected by its credit ratings such that were AMERCO to experience a credit downgrade, the interest rates that it is charged might be increased, which would result in an increase in the Company's interest expense and its ability to obtain additional financing.

         SAC Holdings' operations are funded by various mortgage loans and unsecured notes, with interest rates ranging from 8.0% to 13.0%. SAC does not utilize revolving lines of credit or leasing facilities to finance its operations or acquisitions. Certain of SAC's agreements contain restrictive covenants including coverage ratios and incurring additional subsidiary indebtedness. At December 31, 2001 SAC Holdings was in compliance with all of these covenants.

         Reference is made to Note 5 of Notes to Consolidated Financial Statements in AMERCO's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 for additional information about AMERCO's credit agreements.


CRITICAL ACCOUNTING POLICIES

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are carried at cost and are depreciated on the straight-line and accelerated methods over the estimated useful lives of the assets. Building and non-rental equipment have estimated lives ranging from three to fifty-five years, while rental equipment have estimated lives ranging from one to twenty years. Maintenance is charged to operating expenses as incurred, while renewals and betterments are capitalized. Major overhaul costs are amortized over the estimated period benefited. Gains and losses on dispositions are netted against depreciation expense when realized. Interest costs incurred as part of the initial construction of assets are capitalized. During fiscal year 2002, based on in-depth market analysis, U-Haul increased the estimated salvage value of certain rental trucks. The effect of the changes increased net earnings by $2,284,000 ($0.11 per share) for the nine months ended December 31, 2001. The adjustment reflects management's best estimate, based on information available, of the estimated salvage value of these rental trucks.

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

         RepWest's liability for reported and unreported losses is based on RepWest's historical and industry averages. The liability for unpaid loss adjustment expenses is based on historical ratios of loss adjustment expenses paid to losses paid. Amounts recoverable from reinsurers on unpaid losses are estimated in a manner consistent with the claim liability associated with the reinsured policy. Adjustments to the liability for unpaid losses and loss expenses as well as amounts recoverable from reinsurers on unpaid losses are charged or credited to expense in periods in which they are made.


LEASE EXPENSE

         AMERCO uses certain equipment and occupies certain facilities under operating lease commitments. The majority of the equipment leases are "sale and leaseback transactions". Certain leases contain renewal and fair market value purchase options. The leases contain various restrictions similar to the Company's notes payable and loan agreements. The treatment of these leases is governed by various accounting pronouncements that include FAS 13, FAS 66 and FAS 98. Any changes in the treatment of operating leases could have a material impact on the financial statements AMERCO. At March 31, 2001 the total lease commitments were approximately $691.7 million.

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

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     Exhibit No.              Description
     -----------              -----------
         3.1      Restated Articles of Incorporation (1)

         3.2      Restated By-Laws of AMERCO as of August 27, 1997 (2)

         10.1     Management Agreement between Eighteen SAC Self Storage
                  Corporation and subsidiaries of AMERCO(1)

         10.2     Management Agreement between Twenty SAC Self Storage
                  Corporation and subsidiaries of AMERCO(1)

         10.3     Management Agreement between Twenty-One SAC Self Storage
                  Corporation and subsidiaries of AMERCO(1)

         10.4     Management Agreement between Twenty-Two SAC Self Storage
                  Corporation and subsidiaries of AMERCO(1)

         10.5     Management Agreement between Twenty-Three SAC Self Storage
                  Corporation and subsidiaries of AMERCO(1)

         10.6 Promissory note between SAC Holding Corporation and a subsidiary of AMERCO.

         10.7 Promissory note between SAC Holding Corporation and a subsidiary of AMERCO.

         10.8     Promissory note between SAC Holding Corporation and Oxford
                  Life Insurance Company.

         10.9 Promissory note between SAC Holding Corporation and a subsidiary of AMERCO.

         10.10 Promissory note between SAC Holding Corporation and a subsidiary of AMERCO.

         10.11 Promissory note between SAC Holding Corporation and a subsidiary of AMERCO.

         10.12 Promissory note between SAC Holding Corporation and a subsidiary of AMERCO.

         10.13 Promissory note between SAC Holding Corporation and a subsidiary of AMERCO.

         10.14 Management Agreement between Securespace Limited Partnership and a subsidiary of AMERCO.

         10.15    Purchase and sale agreement between Eighteen SAC Self-Storage
                  Corporation subsidiaries of AMERCO

         10.16    Purchase and sale agreement between Twenty SAC Self-Storage
                  Corporation, Twenty-One SAC Self-Storage Corporation,
                  Twenty-Two SAC Self-Storage Corporation, Twenty-Three SAC
                  Self-Storage Corporation and subsidiaries of AMERCO

(b) Reports on Form 8-K.

         No report on Form 8-K was filed during the quarter ended December 31, 2001.


(1) Filed with the original Form 10-Q filing for the quarter ended December 31, 2001, file no. 1-11255.

(2) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, file no. 1-11255.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AMERCO
                                  ------------------------------------
                                           (Registrant)


Dated: March 27, 2002                    By: /S/ GARY B. HORTON
                                  ------------------------------------
                                       Gary B. Horton, Treasurer
                                     (Principal Financial Officer)

                                 EXHIBIT INDEX


     Exhibit No.              Description
     -----------              -----------
         3.1      Restated Articles of Incorporation (1)

         3.2      Restated By-Laws of AMERCO as of August 27, 1997 (2)

         10.1     Management Agreement between Eighteen SAC Self Storage
                  Corporation and subsidiaries of AMERCO(1)

         10.2     Management Agreement between Twenty SAC Self Storage
                  Corporation and subsidiaries of AMERCO(1)

         10.3     Management Agreement between Twenty-One SAC Self Storage
                  Corporation and subsidiaries of AMERCO(1)

         10.4     Management Agreement between Twenty-Two SAC Self Storage
                  Corporation and subsidiaries of AMERCO(1)

         10.5     Management Agreement between Twenty-Three SAC Self Storage
                  Corporation and subsidiaries of AMERCO(1)

         10.6 Promissory note between SAC Holding Corporation and a subsidiary of AMERCO.

         10.7 Promissory note between SAC Holding Corporation and a subsidiary of AMERCO.

         10.8     Promissory note between SAC Holding Corporation and Oxford
                  Life Insurance Company.

         10.9 Promissory note between SAC Holding Corporation and a subsidiary of AMERCO.

         10.10 Promissory note between SAC Holding Corporation and a subsidiary of AMERCO.

         10.11 Promissory note between SAC Holding Corporation and a subsidiary of AMERCO.

         10.12 Promissory note between SAC Holding Corporation and a subsidiary of AMERCO.

         10.13 Promissory note between SAC Holding Corporation and a subsidiary of AMERCO.

         10.14 Management Agreement between Securespace Limited Partnership and a subsidiary of AMERCO.

         10.15    Purchase and sale agreement between Eighteen SAC Self-Storage
                  Corporation subsidiaries of AMERCO

         10.16    Purchase and sale agreement between Twenty SAC Self-Storage
                  Corporation, Twenty-One SAC Self-Storage Corporation,
                  Twenty-Two SAC Self-Storage Corporation, Twenty-Three SAC
                  Self-Storage Corporation and subsidiaries of AMERCO

------------

(1) Filed with the original Form 10-Q filing for the quarter ended December 31, 2001, file no. 1-11255.

(2) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, file no. 1-11255.