Form 10-K
period 2002-03-31
AMERCO /NV/; U HAUL INTERNATIONAL INC
filed 2002-07-17
CIK 4457, 4458

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
          FORM 10-K - Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended              March 31, 2002
                         -------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission         Registrant, State of Incorporation         I.R.S. Employer
File Number           Address and Telephone Number            Identification No.
-----------        -----------------------------------        ------------------
   1-11255            AMERCO                                     88-0106815
                      (A Nevada Corporation)
                      1325 Airmotive Way, Suite 100
                      Reno, Nevada  89502-3239
                      Telephone (775) 688-6300

   2-38498            U-Haul International, Inc.                 86-0663060
                      (A Nevada Corporation)
                      2727 N. Central Avenue
                      Phoenix, Arizona  85004
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         21,375,037 shares of AMERCO common stock, $0.25 par value, were outstanding at July 12, 2002. The aggregate market value of AMERCO common stock held by non-affiliates (i.e., stock held by persons other than officers, directors and 5% shareholders of AMERCO) was $93,315,111. The aggregate market value was computed using the closing price for the common stock trading on NASDAQ on July 12, 2002.

         5,385 shares of U-Haul International, Inc. common stock, $0.01 par value, were outstanding at July 12, 2002. None of these shares were held by non-affiliates. U-Haul International, Inc. meets the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

         Portions of AMERCO's Proxy Statement relating to its Annual Meeting of Stockholders to be held on August 30, 2002, are incorporated by reference in
Part III hereof.

                                TABLE OF CONTENTS

                                                           PAGE NO.
                                PART I
ITEM   1.  BUSINESS......................................     3

           A.   AMERCO AND SAC HOLDINGS..................     3

           B.   HISTORY..................................     4

           C.   MOVING AND STORAGE OPERATIONS............     4

           D.   REAL ESTATE OPERATIONS...................     5

           E.   INSURANCE OPERATIONS.....................     6

ITEM   2.  PROPERTIES....................................     9

ITEM   3.  LEGAL PROCEEDINGS.............................     9

ITEM   4.  SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS..............................    10

                                PART II

ITEM   5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS...............    10

ITEM   6.  SELECTED FINANCIAL DATA.......................    11

ITEM   7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS....................................    13

ITEM   7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK.............................    26

ITEM   8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
           DATA..........................................    26

ITEM   9.  CHANGES IN AND DISAGREEMENTS WITH
           ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE ...................................    27

                               PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF
           THE REGISTRANTS...............................    27

ITEM  11.  EXECUTIVE COMPENSATION........................    27

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT.........................    27

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED
           TRANSACTIONS..................................    27

                                PART IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT
           SCHEDULES AND REPORTS ON FORM 8-K.............    28

                                     PART I

                                ITEM 1. BUSINESS

      A. AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

         AMERCO, a Nevada corporation (AMERCO), is the holding company for U-Haul International, Inc. (U-Haul), Amerco Real Estate Company (Real Estate), Republic Western Insurance Company (RepWest) and Oxford Life Insurance Company (Oxford). Throughout this Form 10-K, unless the context otherwise requires, the term "AMERCO" includes all of its subsidiaries. AMERCO's executive offices are located at 1325 Airmotive Way, Suite 100, Reno, Nevada 89502-3239, and the telephone number is (775) 688-6300. As used in this Form 10-K, all references to a fiscal year refer to AMERCO's fiscal year ended March 31 of that year. RepWest and Oxford are consolidated on the basis of calendar years ended December 31. Accordingly, all references to the years 2001, 2000 and 1999 correspond to AMERCO's fiscal years 2002, 2001 and 2000, respectively. AMERCO has four industry segments represented by Moving and Storage Operations (U-Haul), Real Estate, Property and Casualty Insurance (RepWest) and Life Insurance (Oxford). See Note 21 of Notes to Consolidated Financial Statements in Item 8 for financial information regarding the industry segments.

         SAC Holding Corporations, Nevada corporations (SAC Holdings), are the holding companies for several individual corporations that own storage properties. SAC Holdings is owned by Mark V. Shoen. Mark V. Shoen is the beneficial owner of 15.6% of AMERCO's common stock and is an executive of AMERCO. AMERCO has no (and has never had any) equity ownership interest in SAC Holdings or any of SAC Holdings' subsidiaries. U-Haul currently manages the properties owned by SAC Holdings under management agreements and receives a management fee. SAC Holdings has one business segment - moving and storage operations.

         The accounts of AMERCO and SAC Holdings are presented as consolidated due to a revised interpretation of EITF 90-15 by AMERCO's independent public accountants. AMERCO agrees with this interpretation. The accompanying consolidated financial statements as of and for the periods ending March 31, 2001 and 2000 have been restated to reflect such consolidation. The following table presents the impact of such consolidation at March 31, 2001:


                                       March 31, 2001                   March  31, 2000
                                ----------------------------     ----------------------------
                                As reported(1)   As restated     As reported(1)   As restated
                                       (in thousands)                   (in thousands)
       Assets                    $3,384,064       3,638,439      $3,125,225       3,291,292
       Liabilities               $2,768,698       3,126,175      $2,539,931       2,758,838
       Stockholders' equity      $  615,366         512,264      $  585,294         532,454
       Net income                $   12,965           1,012      $   65,491          63,184

         (1) As reported in the Company's March 31, 2001 form 10-K, filed on July 2, 2001 prior to the consolidation of SAC Holdings described above.

         The reduction in stockholders' equity is due to the elimination of gains previously recorded in connection with sales of properties from AMERCO to SAC Holdings. Such gains had been previously recognized as a component of stockholders' equity in the AMERCO financial statements. The reduction in net income is primarily due to the recognition of SAC Holdings' losses for the periods presented.

         See Note 21 of Notes to Consolidated Financial Statements in Item 8 for financial information regarding the industry segments.


MOVING AND STORAGE OPERATIONS
         Moving and self-storage operations consist of the rental of trucks and trailers, the sale of moving aids such as boxes and the rental of self-storage spaces to the do-it-yourself mover. Operations are conducted using the registered tradename U-Haul(R) throughout the United States and Canada.

REAL ESTATE OPERATIONS
         Real Estate owns approximately 90% of AMERCO's real estate assets, including U-Haul Center and Storage locations. The remainder of the real estate assets are owned by various U-Haul entities. Real Estate is responsible for managing all of the properties including the environmental risks of the properties. Real Estate is responsible for the purchase of all properties used by AMERCO or any of its subsidiaries. Real Estate also handles all the dispositions (sale or lease) of unused real estate.

PROPERTY AND CASUALTY INSURANCE
         RepWest originates and reinsures property and casualty-type insurance products for various market participants, including independent third parties, U-Haul's customers, independent dealers and AMERCO.

         As of December 31, 2001, RepWest has recognized $2.6 million of assumed incurred losses from the events of September 11, 2001. Republic Western's maximum retention level of $2.0 million has been met and the company will not incur any additional losses.

LIFE INSURANCE
         Oxford originates and reinsures annuities, credit life and disability, single premium whole life, group life and disability coverage, and Medicare supplement insurance. Oxford also administers the self-insured employee health and dental plans for AMERCO.

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


                                   B. HISTORY

         U-Haul was founded in 1945 under the name "U-Haul Trailer Rental Company". From 1945 to 1974, U-Haul rented trailers and, starting in 1959, trucks on a one-way and In-Town(R) basis through independent dealers. Since 1974, U-Haul has developed a network of Company managed rental centers (U-Haul Centers) through which U-Haul rents its trucks and trailers and provides related products and services (e.g., the sale and installation of hitches, as well as the sale of boxes and moving supplies). At March 31, 2002, U-Haul's distribution network included 1,345 Company operated centers and 14,905 independent dealers.


                        C. MOVING AND STORAGE OPERATIONS

BUSINESS STRATEGIES
         The U-Haul business strategy remains focused on do-it-yourself moving and self-storage customers. U-Haul believes that customer access, in terms of truck or trailer availability and proximity of rental locations, is critical to its success. Under the U-Haul name, our strategy is to offer, in an integrated manner over an extensive and geographically diverse network of 16,250 Company operated Centers and independent dealers, a wide range of products and services to do-it-yourself moving and self-storage customers.

MOVING OPERATIONS
         U-Haul has a variety of product offerings. Rental trucks are designed with do-it-yourself customers in mind. U-Haul trailers are suited to the low profile of many newly manufactured automobiles. As of March 31, 2002, the U-Haul rental equipment fleet consisted of 97,000 trucks, 87,000 trailers and 21,000 tow dollies. Additionally, U-Haul provides support rental items such as furniture pads, utility dollies and handtrucks.

         Approximately 90% of U-Haul's rental revenue is from do-it-yourself movers. Moving rentals include:

         (i) In-Town(R) rentals, where the equipment is returned to the originating U-Haul location and

         (ii) one-way rentals, where the equipment is returned to a U-Haul location in Another city.

         U-Haul's truck and trailer rental business tends to be seasonal, with proportionally more transactions and revenues generated in the spring and summer months than during the balance of the year.

         U-Haul sells a wide selection of moving supplies that include boxes, tape and packaging materials. U-Haul Centers also sell and install hitches and towing systems, and sell propane.

         U-Haul offers protection packages such as:

         (i) Safemove(R) - which provides moving customers with a damage waiver, cargo protection and medical and life coverage; and,

         (ii) Safestor(R) - which provides self-storage rental customers with various types of protection for their goods in storage.

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

COMPETITION
         A highly competitive industry exists within the moving truck and trailer rental market. U-Haul believes that the principal competitive factors are convenience of rental locations, availability of quality rental equipment and price. U-Haul's major competitors in the rental market are Budget and Penske.

         There are two distinct users of rental trucks: commercial users and do-it-yourself users. U-Haul focuses on the do-it-yourself mover.


SELF-STORAGE BUSINESS
         U-Haul entered the self-storage business in 1974 and continues to increase its presence in the industry through the acquisition of existing facilities and new construction. In addition, U-Haul has entered into management agreements to manage self-storage properties owned by others, including SAC Holdings. U-Haul has also entered into a strategic and financial partnership with Private Mini Storage Realty, L.P., a Texas-based operator of self-storage properties.

         Through 1,023 owned, managed or participating self-storage locations in the United States and Canada, U-Haul offers for rent more than 361,600 self-storage spaces at March 31, 2002. This is an increase of 1,955,688 square feet over the prior year. U-Haul's self-storage facility locations range in sizes up to 152,600 square feet of storage space, with individual storage units in sizes from 15 square feet to 400 square feet.

         The primary market for storage rooms is the storage of household goods. With the addition of 18,833 storage rooms during fiscal year 2002, the average occupancy rate of same store facilities operating over one year was 82.85%, with modest seasonal variations. During fiscal years 2002 and 2001, delinquent rentals as a percentage of total storage rentals were approximately 7.7%. U-Haul considers this rate to be satisfactory.

COMPETITION
         The primary competition for a U-Haul self-storage location is other storage facilities within a trade area offering a comparable level of convenience to the customer.

EMPLOYEES
         As of March 31, 2002, U-Haul's non-seasonal work force consisted of 16,100 full and part-time employees.

                            D. REAL ESTATE OPERATIONS

REAL ESTATE OPERATIONS
         Real Estate has responsibility for actively marketing properties available for sale or lease. Real Estate is also responsible for managing any environmental risks associated with AMERCO's real estate.

ENVIRONMENTAL MATTERS
         Compliance with environmental requirements of federal, state and local governments significantly affects Real Estate's business operations. Among other things, these requirements regulate the discharge of materials into the water, air and land and govern the use and disposal of hazardous substances. Real Estate is aware of issues regarding hazardous substances on some of its properties. Real Estate regularly makes capital and operating expenditures to stay in compliance with environmental laws and has put in place a remedial plan at each site where it believes such a plan is necessary. Since 1988, Real Estate has managed a testing and removal program for underground storage tanks. Under this program, over 3,000 tanks have been removed at a cost of $43.7 million. See also Item 3. Legal Proceedings.

                             E. INSURANCE OPERATIONS

BUSINESS STRATEGIES
         RepWest's principal business strategy is to provide insurance for commercial and reinsurance markets. RepWest focuses on selected regional and under-served customers through managing general agents, independent agents, brokers and direct sales.

         Oxford's business strategy is long-term capital growth through direct writing and reinsuring of annuity, credit life and disability and Medicare supplement products. Oxford is pursuing a growth strategy of increased direct writing via acquisitions of insurance companies, expanded distribution channels and product development. The acquisitions of North American Insurance Company and Safe Mate Life Insurance Company in 1997 and Christian Fidelity Life Insurance Company in 2000 represent a significant movement toward this long-term goal. Oxford has significantly expanded product offerings, distribution channels and administrative capabilities through these acquisitions.

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

         RepWest and Oxford are in compliance with NAIC minimum risk-based capitalization requirements for insurance companies as of December 31, 2001.

COMPETITION
         The highly competitive insurance industry includes a large number of property and casualty insurance companies and life insurance companies. In addition, the marketplace now includes financial service firms offering both insurance and financial products. Some of the insurance companies are owned by stockholders and others are owned by policyholders. Many competitors have been in business for a longer period of time or possess substantially greater financial resources. RepWest and Oxford compete in the insurance business based upon price, product design and services rendered to producers and policyholders.

EMPLOYEES
         RepWest's non-seasonal work force consists of 397 full and part-time employees.

         Oxford's non-seasonal work force consists of 159 full and part-time employees.

LIFE INSURANCE
         Oxford offers annuities, credit life and disability, critical illness insurance, single premium whole life, group life and disability coverage, and Medicare supplement insurance. Oxford also administers the self-insured group health and dental plans for AMERCO. Reinsurance arrangements are entered into with unaffiliated reinsurers.

PROPERTY AND CASUALTY
         RepWest's business activities consist of three basic areas: U-Haul, direct and assumed reinsurance underwriting. U-Haul underwritings include coverage for U-Haul customers, independent dealers, fleet owners and employees of AMERCO. For the year ended December 31, 2001, approximately 19.6% of RepWest's written premiums resulted from U-Haul underwriting activities. RepWest's direct underwriting is done through Company-employed underwriters and selected general agents. The products provided include liability coverage for rental vehicle lessees, storage rental properties, coverage for commercial multiple peril, commercial auto, mobile homes and excess workers' compensation. RepWest's assumed reinsurance underwriting is done via broker markets. In an effort to decrease risk, RepWest has entered into various catastrophe cover policies to limit its exposure.

         The liability for reported and unreported losses is based on both RepWest's historical and industry averages. Unpaid loss adjustment expenses are based on historical ratios of loss adjustment expenses paid to losses paid. The liability for unpaid losses and loss adjustment expenses is based on estimates of the amount necessary to settle all claims as of the statement date. Both reported and unreported losses are included in the liability. RepWest updates the liability estimate as additional facts regarding claim costs become available. These estimates are subject to uncertainty and variation due to numerous factors. In estimating reserves, no attempt is made to isolate inflation from the combined effect of other factors including inflation. Unpaid losses and loss adjustment expense are not discounted.

         Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

                                         2001      2000      1999
                                       ---------------------------
                                             (in thousands)
Balance at January 1                 $ 369,292   334,857   344,748
  Less reinsurance recoverable          80,599    58,403    68,135
                                       ---------------------------
Net balance at January 1               288,693   276,454   276,613
Incurred related to:
  Current year                         232,984   155,073   121,861
  Prior years                           36,132    35,387    16,052
                                       ---------------------------
Total incurred                         269,116   190,460   137,913
Paid related to:
  Current year                         106,395    61,196    55,136
  Prior years                          130,471   117,025    82,936
                                       ---------------------------
Total paid                             236,866   178,221   138,072
Net balance at December 31             320,943   288,693   276,454
  Plus reinsurance recoverable         128,041    80,599    58,403
                                       ---------------------------
Balance at December 31               $ 448,984   369,292   334,857
                                       ===========================

         As a result of changes in estimates of insured events in prior years, the provision for unpaid losses and loss adjustment expenses (net of reinsurance recoveries of $53.1 million) increased by $36.1 million in 2001.

         The following table illustrates the change in unpaid loss and loss adjustment expenses. First line - reserves as originally reported at the end of the stated year. Second section, reading down, - cumulative amounts paid as of the end of successive years with respect to that reserve. Third section, reading down, - revised estimates of the original recorded reserve as of the end of successive years. Last section - compares the latest revised estimated reserve amount to the reserve amount as originally established. This last section is cumulative and should not be summed.

                    Unpaid Loss and Loss Adjustment Expenses


                                                             December  31
-------------------------------------------------------------------------------------------------------------------------
                          1991     1992     1993     1994     1995     1996     1997     1998     1999    2000     2001
-------------------------------------------------------------------------------------------------------------------------
                                                            (in thousands)
Unpaid Loss and Loss
Adjustment Expenses:    $236,019  238,762  314,482  329,741  341,981  332,674  384,816  344,748  334,857 369,292  448,984

  Paid (Cumulative)
        as of:
   One year later         65,532   83,923   70,382   86,796   89,041   89,336  103,752   82,936  117,025 130,471
   Two years later       105,432  123,310  115,467  139,247  150,001  161,613  174,867  164,318  186,193
   Three years later     126,390  153,030  146,640  173,787  195,855  208,168  216,966  218,819
   Four years later      143,433  173,841  166,068  198,434  226,815  232,726  246,819
   Five years later      153,730  181,677  181,174  219,425  243,855  250,312
   Six years later       160,875  191,938  194,652  231,447  254,204
   Seven years later     168,975  200,281  203,535  237,118
   Eight years later     175,364  207,719  207,834
   Nine years later      182,235  211,075
   Ten years later       184,822

Reserve Reestimated
        as of:
   One year later        231,779  251,450  321,058  338,033  353,508  354,776  357,733  339,602  377,096 433,222
   Two years later       224,783  254,532  323,368  340,732  369,852  342,164  361,306  371,431  419,268
   Three years later     223,403  253,844  309,936  349,459  328,445  346,578  369,598  407,285
   Four years later      214,854  231,536  317,687  302,808  331,897  349,810  397,046
   Five years later      198,320  239,888  267,005  300,180  339,665  362,049
   Six years later       210,872  263,843  262,517  307,306  341,207
   Seven years later     231,407  259,798  267,948  310,005
   Eight years later     227,603  265,285  269,874
   Nine years later      230,851  265,423
   Ten years later       229,325


Cumulative Redundancy
   (Deficiency)         $  6,694  (26,661)  44,608    19,736     774  (29,375) (12,230) (62,537) (84,411) (63,930)
Retro Premium
   Recoverable          $  3,175      (66)   6,983     6,632  11,147   12,754   12,390   21,488   27,231   33,471
Reestimated Reserve:
Amount (Cumulative)     $  9,869  (26,727)  51,591    26,368  11,921  (16,621)     160  (41,049) (57,180) (30,459)

                               ITEM 2. PROPERTIES

         AMERCO's subsidiaries own property, plant and equipment that are utilized in the manufacture, repair and rental of U-Haul equipment and that provide office space for the Company. Such facilities exist throughout the United States and Canada. U-Haul also manages storage facilities owned by others. In addition, U-Haul owns certain real estate not currently used in its operations. U-Haul operates 1,345 U-Haul Centers (including Company-owned storage locations), and operates 10 manufacturing and assembly facilities. U-Haul also operates 102 repair facilities located at or near a U-Haul Center.

         SAC Holdings owns property, plant and equipment that is utilized in the rental of self-storage rooms and U-Haul equipment. Such facilities exist throughout the United States and Canada. The majority of land and buildings are encumbered by note debt. The debt is held by unrelated third parties or by AMERCO subsidiaries in the normal course of business. U-Haul manages the storage facilities under management agreements whereby the fees are consistent with fees received by U-Haul for other properties owned by unrelated parties and managed by U-Haul.

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

         In the normal course of business, SAC Holding is a defendant in a number of suits and claims. It is the opinion of management that none of the suits, claims or proceedings involving SAC Holding, individually or in the aggregate, are expected to result in a material loss.

         On July 20, 2000, Charles Kocher ("Kocher") filed suit in Wetzel County, West Virginia, Civil Action No. 00-C-51-K, entitled Charles Kocher v. Oxford Life Insurance Co. ("Oxford") seeking compensatory and punitive damages for breach of contract, bad faith and unfair claims settlement practices arising from an alleged failure of Oxford to properly and timely pay a claim under a disability and dismemberment policy. Kocher purchased the policy in conjunction with the purchase of a $7,800 used pick-up truck. Although Oxford violated no pretrial discovery order and had never been on notice of the possibility of sanctions for its pretrial conduct, immediately prior to trial, the court sanctioned Oxford by directing a verdict against Oxford on liability for compensatory and punitive damages. Therefore, the only issue presented to the jury was the amount of compensatory and punitive damages. On March 22, 2002, the jury returned a verdict of $5 million in compensatory damages and $34 million in punitive damages. On June 10, 2002, the trial court heard argument on Oxford's "Motion for New Trial Or, in The Alternative, Remittitur." On June 28, 2002 the parties submitted proposed draft orders from which the trial court will fashion its Final Judgment. Management does not believe that the sanction imposed against Oxford is sustainable and expects the sanction to be overturned. Accordingly, no amounts have been recorded with respect to this matter. Moreover, Management does not believe that the jury award has any reasonable nexus to the actual harm suffered by Kocher and, therefore, is not sustainable.

         A subsidiary of U-Haul, INW Company (INW), owns one property located within two different state hazardous substance sites in the State of Washington. The sites are referred to as the "Yakima Valley Spray Site" and the "Yakima Railroad Area." INW has been named as a "potentially liable party" under state law with respect to this property as it relates to both sites. As a result of the cleanup costs of approximately $5.5 to $10.0 million required by the State of Washington, INW filed for reorganization under the federal bankruptcy laws in May of 2001. Although it is not probable that a loss has occurred the potential liability to INW could be in the range of $2.0 million to $5.5 million.

         Based upon the information currently available to Real Estate, compliance with the environmental laws and its share of the costs of investigation and cleanup of known hazardous waste sites are not expected to have a material adverse effect on AMERCO's financial position or operating results.

         Reference is made to Note 15 in Notes to Consolidated Financial Statements in Item 8 for a discussion of the final payments made in connection with stockholder litigation and California overtime litigation.

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


                                     PART II

    ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                                     MATTERS

         As of July 12, 2002, there were approximately 1,150 holders of record of AMERCO's common stock.

         AMERCO's common stock has been traded on NASDAQ National Market (NASDAQ) since November 1994 under the symbol "UHAL". The following table sets forth the high and low closing prices of the common stock of AMERCO trading on NASDAQ for the periods indicated.


                                         For the Years Ended March 31,
                                 --------------------------------------------
                                        2002                      2001
                                 --------------------------------------------
                                  High        Low          High          Low
                                 --------------------------------------------
       First quarter              22.30      16.98         20.00        16.25
       Second quarter             22.50      17.90         21.13        18.31
       Third quarter              19.70      17.00         24.38        18.56
       Fourth quarter             19.10      14.75         22.38        17.22

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

         The common stock of U-Haul is wholly-owned by AMERCO. As a result, no active trading market exists for the purchase and sale of such common stock. U-Haul has not declared cash dividends to AMERCO during the two most recent fiscal years.

                   ITEM 6. SELECTED FINANCIAL DATA AS RESTATED
      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATIONS AND
                            CONSOLIDATED SUBSIDIARIES

                                                                               For the  Years Ended March 31,
                                                     -------------------------------------------------------------------------------
                                                         2002            2001       2000             1999(11)           1998(11)
                                                     -------------------------------------------------------------------------------
                                                                (in thousands, except share, per share data and ratios)
Summary of Operations:
Rental revenue and net sales                         $  1,566,838     1,497,774   1,410,121          1,299,956          1,225,196
Premiums, net investment and interest income              501,172       390,268     325,750            291,811            225,721
                                                     ----------------------------------------------------------------------------
                                                        2,068,010     1,888,042   1,735,871          1,591,767          1,450,917
                                                     ----------------------------------------------------------------------------
Operating expenses
  and cost of sales (4)                                 1,232,306     1,173,735   1,064,699          1,006,991            934,574
Benefits, losses and amortization of
  deferred acquisition costs                              430,196       319,312     244,579            208,281            189,770
Lease expense                                             175,501       173,078     130,951            118,742             89,879
Depreciation, net (3)                                     108,683       101,508      96,090             77,429             72,404
                                                     ----------------------------------------------------------------------------
                                                        1,946,686     1,767,632   1,536,319          1,411,443          1,286,627
                                                     ----------------------------------------------------------------------------
                                                          121,324       120,410     199,552            180,324            164,290
Interest expense                                          116,345       114,576      99,859             85,611             89,333
                                                     ----------------------------------------------------------------------------
Pretax earnings                                             4,979         5,834      99,693             94,713             74,957
Income tax expense                                         (2,258)       (2,701)    (36,175)           (35,542)           (26,550)
                                                     ----------------------------------------------------------------------------
Earnings from operations before
  extraordinary loss on early
  extinguishment of debt                                    2,721         3,133      63,518             59,171             48,407
Extraordinary loss on early
  extinguishment of debt, net                                  --        (2,121)       (334)                --            (13,672)
                                                     ----------------------------------------------------------------------------
(2)(7)(8)(9)(10)
Net earnings                                         $      2,721         1,012      63,184             59,171             34,735
                                                     ============================================================================
Earnings per common share (both basic and diluted):
Earnings from operations before
  extraordinary loss on early
  extinguishment of debt per
  common share (2)                                   $      (0.49)        (0.46)       2.27               1.90               1.26
Net earnings (2)(7)(8)(9)(10)                               (0.49)        (0.56)       2.26               1.90               0.64
Weighted average common shares
  outstanding                                          21,022,712    21,486,370  21,934,390         21,937,686         21,896,101
Cash dividends declared:
  Preferred stock                                    $     12,961        12,963      13,641             17,414             20,766
  Common stock                                                 --            --          --                 --                 --
Ratio of earnings to fixed charges (1)                       1.29          1.19        1.83               1.80               1.62

      AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATIONS AND
                            CONSOLIDATED SUBSIDIARIES

                                                                    For the  Years Ended March 31,
                                           ------------------------------------------------------------------------------
                                                      2002           2001          2000(11)      1999(11)      1998(11)
                                           ------------------------------------------------------------------------------
                                                        (in thousands, except share, per share data and ratios)
Balance Sheet Data:
Property, plant and
   equipment, net                          $1,914,903        1,898,627        1,704,483        1,532,239        1,424,042
Total assets                                3,773,455        3,638,439        3,291,292        3,142,609        2,992,261
AMERCO's notes and loans payable            1,045,802        1,170,041        1,137,840        1,114,748        1,025,323
SAC Holdings' notes and loans payable         557,761          373,326          230,776          115,609           76,934
Stockholders' equity (9)                      499,106          512,264          532,454          565,068          583,241
Other information:
EBITDAR (5)                                   446,182          430,941          461,580          408,216          340,767
Operating profit margin (6)                       8.7%             9.4%            14.0%            13.8%            13.4%

(1) For purposes of computing the ratio of earnings to fixed charges, "earnings" consists of pretax earnings from operations plus total fixed charges excluding interest capitalized during the period and "fixed charges" consists of interest expense, preferred stock dividends, capitalized interest, amortization of debt expense and discounts and one-third of AMERCO'S stand alone annual rental expense (which AMERCO believes is a reasonable approximation of the interest factor of such rentals).

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

(7) Reflects the early extinguishment of debt with notional amounts totaling $76.0 million and $255.0 million during fiscal year 1998.

(8) Reflects the early extinguishment of Medium-Term Notes and Bond Backed Asset Trust certificates with notional amounts totaling $50.0 million and $100.0 million, respectively, during fiscal year 2000.

(9) Reflects the redemption of $25 million, $50 million and $25 million of Series B Preferred Stock in fiscal years 2000, 1999 and 1998, respectively.

(10) Reflects the early extinguishment of Medium-Term Notes and Bond Backed Asset Trust certificates with notional amounts totaling $25.0 million and $100.0 million, respectively, during fiscal year 2001.

(11) The accounts of AMERCO and SAC Holding Corporations are presented as consolidated due to a revised interpretation of EITF 90-15 during fiscal year 2002. The balance sheet at March 31, 2000, and the income statement for the two years ended March 31, 1999 were restated to conform with the current year's presentation, but were not audited. The amounts include the audited AMERCO information as well as unaudited SAC Holdings information. Such unaudited SAC Holdings information was not material to the financial position or results of operations of the consolidated financial statements for such periods.

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
         This report contains forward-looking statements. Additional written or oral forward-looking statements may be made by AMERCO from time to time in filings with the Securities and Exchange Commission or otherwise. Management believes such forward-looking statements are within the meaning of the safe-harbor provisions. Such statements may include, but are not limited to, projections of revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe", "expect", "anticipate", "estimate", "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from our expectations are: fluctuations in our costs to maintain and update our fleet and facilities; changes in government regulations, particularly environmental regulations; our credit ratings; changes in demand for our products; changes in the general domestic economy; degree and nature of our competition; changes in accounting standards and other factors described in this report or the other documents we file with the Securities and Exchange Commission. The above factors, the following disclosures, as well as other statements in this report and in the Notes to AMERCO's Consolidated Financial Statements, could contribute to or cause such differences, or could cause AMERCO's stock price to fluctuate dramatically.

GENERAL
         Information on fiscal year, industry segments and AMERCO and SAC Holdings is incorporated by reference to "Item 8. Financial Statements and Supplementary Data - Notes 1, 20, and 21 of Notes to Consolidated Financial Statements". The notes discuss the principles of consolidation, summarized consolidated financial information and industry segment and geographic area data. In consolidation, all intersegment premiums are eliminated and the benefits, losses and expenses are retained by the insurance companies.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
         Management's discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, estimates are revalued, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include allowances for doubtful accounts, revenue earning vehicles and buildings, self-insured liabilities, income taxes and commitments and contingencies. The estimates are based on historical experience, observance of trends in particular areas, information and/or valuations available from outside sources and on various other assumptions that are believed to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions and conditions.

         Accounting policies are considered critical when they are significant and involve difficult, subjective or complex judgments or estimates. Of the accounting policies discussed in "Item 8. Financial Statements and Supplementary Data - Note 1 of Notes to Consolidated Financial Statements", the following are considered to be critical accounting policies:

         Principles of consolidation - The consolidated financial statements include the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holdings and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. AMERCO has not had any equity ownership interest in SAC Holdings or any of SAC Holdings' subsidiaries.

         Revenue earning vehicles and buildings - Depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal (i.e. no gains or losses). In determining the depreciation rate, historical disposal experience and holding periods, and trends in the market for vehicles are reviewed. Due to longer holding periods on trucks and the resulting increased possibility of changes in the economic environment and market conditions, these estimates are subject to a greater degree of risk.

         Long-lived assets and intangible assets - The carrying value is reviewed whenever events or circumstances indicate the carrying values may not be recoverable through projected undiscounted future cash flows. The events could include significant underperformance relative to expected, historical or projected future operating results, significant changes in the manner of using the assets, overall business strategy, significant negative industry or economic trends and an unexpected non-compliance with significant debt agreements.

         Investments - In determining if and when a decline in market value below amortized cost is other than temporary, quoted market prices, dealer quotes or discounted cash flows are reviewed. Permanent declines in value are recognized in the current period operating results to the extent of the decline.

         Insurance Revenue and Expense Recognition - Premiums are recognized as revenue when due. Benefits and expenses are matched with recognized premiums to result in recognition over the life of the contracts. This match is accomplished by recording a provision for future policy benefits and unpaid claims and claim adjustment expenses and by amortizing deferred policy acquisition costs. Charges related to services to be performed are deferred until earned. The amounts received in excess of premiums and fees are included in other policyholder funds in the consolidated balance sheets.

         Unearned premiums represent the portion of premiums written which relates to the unexpired term of policies. Liabilities for health and disability and other policy claims and benefits payable represent estimates of payments to be made on insurance claims for reported losses and estimates of losses incurred but not yet reported. These estimates are based on past claims experience and current claim trends as well as social and economic conditions such as changes in legal theories and inflation. Due to the nature of underlying risks and the high degree of uncertainty associated with the determination of the liability for future policy benefits and claims, the amounts to be ultimately paid to settle liabilities cannot be precisely determined and may vary significantly from the estimated liability.

         Acquisition costs related to insurance contracts have been deferred to accomplish matching against future premium revenue. The costs are charged to current earnings to the extent it is determined that future premiums are not adequate to cover amounts deferred.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

                                         Payments due by Period
Contractual Obligations      Total    Less than     1-3       4-5     After 5
                                       1 year     years     years      years
                           ---------------------------------------------------

AMERCO's notes and loans  $1,045,802   240,642   600,057    30,248    174,855
   payable
SAC Holdings' notes and
   loans payable
   including lease
   financings             $  557,761   137,313   128,185    13,040    279,223
Leases obligations        $  464,296   152,816   115,090   162,176     34,214
                           --------------------------------------------------
Total Contractual
   Obligations            $2,067,859  530,771    843,332   205,464    488,292
                           ==================================================

LIQUIDITY AND CAPITAL RESOURCES

AMERCO'S MOVING AND STORAGE OPERATIONS
         To meet the needs of its customers, U-Haul must maintain a large inventory of fixed asset rental items. In fiscal year 2002, capital expenditures were $275.8 million, as compared to $448.2 million and $476.8 million in fiscal years 2001 and 2000, respectively. These expenditures primarily reflect the renewal of the rental truck fleet. The capital required to fund these acquisitions was obtained through internally generated funds from operations and lease financings.

         During each of the fiscal years ending March 31, 2003, 2004 and 2005, U-Haul estimates gross capital expenditures will average approximately $289.0 million primarily reflecting rental fleet rotation. This level of capital expenditures, combined with a potential range of $150-$205 million in annual long-term debt maturities, are expected to create annual average funding needs of approximately $466.0 million. Management estimates that U-Haul will fund these requirements with leases, internally generated funds, including the proceeds from the disposition of older trucks and other asset sales, and to a lesser extent refinance of a portion of existing indebtedness. The sale of assets is dependent upon economic conditions, the amount and nature of sale-leaseback transactions, and AMERCO's fleet rotation program. Operating leases on rental equipment were the result of sale-lease back transactions, whereby as part of the agreement residual value guarantees were provided. AMERCO believes the market value of the trucks upon the lease maturity will be greater than the residual value guarantees. In many cases, a decline in asset sales is accompanied by a decrease in capital expenditures. Depending on the results of our operations and general economic and competitive conditions, many of which we cannot control, we may take certain actions, including delaying or reducing capital expenditures.

         Real Estate has sold storage properties, from time to time, to SAC Holdings. These sales have in the past provided significant cash flows to AMERCO. The ability of Real Estate to engage in similar transactions in the future is dependent to a large degree on the ability of SAC Holdings to obtain third-party financing for its acquisitions of properties from Real Estate and in general, its willingness to engage in such transactions. Also, Real Estate continues to sell surplus properties to third parties primarily for cash at current levels.

         At March 31, 2002, total outstanding notes and mortgages payable for AMERCO and consolidated subsidiaries was $1,045.8 million compared to $1,170.0 million at March 31, 2001. On June 28, 2002, AMERCO entered into an agreement replacing an existing revolver agreement with a 3 year revolver for $205.0 million.

         At March 31, 2002, total outstanding notes and mortgages payable for SAC Holdings and consolidated subsidiaries, before intercompany eliminations of $399.6 million was $957.4 million compared to $504.2 million at March 31, 2001. SAC Holdings' creditors have no recourse to AMERCO. AMERCO is not liable for the debts of SAC Holdings. Further, there are no cross default provisions on indebtedness between AMERCO and SAC Holdings. Lease financing included in the above totals approximated $117.1 million and $114.0 million at March 31, 2002 and March 31, 2001, respectively.

         AMERCO has no (and has never had any) ownership interest in SAC Holdings or its subsidiaries. The presentation of the consolidated statements has no bearing or consideration to the credit agreements or the operations of each company. The accounts of AMERCO and SAC Holdings are presented as consolidated due to a revised interpretation of EITF 90-15 by the Company's independent public accountants. The company agrees with the revised interpretations.

CREDIT AGREEMENTS
         AMERCO's operations are funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes and revolving lines of credit with domestic and foreign banks. To finance its fleet of trucks and trailers, U-Haul routinely enters into sale and leaseback transactions. As of March 31, 2002, AMERCO had $1,045.8 million in total notes and loans outstanding. We believe there are enough leasing companies, banks and other forms of financing to meet our needs.

         Certain of AMERCO's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, making third party guarantees, entering into contingent obligations, maintaining certain financial ratios and placing certain additional liens on its properties and assets and restricting the issuance of certain types of preferred stock. At March 31, 2002, AMERCO was in compliance with these covenants. AMERCO's various credit and financing arrangements are affected by its credit ratings such that if AMERCO experiences a credit downgrade, the interest rates that it is charged might be increased, which would result in an increase in AMERCO's interest expense and hinder its ability to obtain additional financing on terms acceptable to it, if at all.

         Subsequent to year-end, the Company executed a $205 million revolver credit agreement and an existing agreement expired.

SAC HOLDINGS
         SAC Holdings intends to meet its current debt obligations through cash flows, generated from its operating activities. SAC Holdings intends to continue to purchase storage properties during the next year using financing arrangements.

         Reference is made to "Item 8 - Note 5 of Notes to Consolidated Financial Statements".


CONSOLIDATED NET CASH PROVIDED BY OPERATING ACTIVITIES Net cash provided by operating activities was $130.5 million, $280.5 million and $224.1 million in fiscal years 2002, 2001 and 2000, respectively. Details by material segment follows:

AMERCO MOVING AND STORAGE OPERATIONS
         Cash provided by operating activities was $185.3 million, $39.7 million and $147.5 million in fiscal years 2002, 2001 and 2000, respectively. The increase in the current year is due to an increase in earnings and an increase in intercompany payable with Real Estate operations. The decrease from fiscal year 2000 to fiscal year 2001 is mainly due to a decrease in intercompany payable.

REAL ESTATE OPERATIONS
         Cash provided (used) by operating activities was $(227.9) million, $50.5 million and $24.8 million in fiscal years 2002, 2001 and 2000, respectively. The decrease in fiscal year 2002 is due to a decrease in the intercompany payable with AMERCO Moving and Storage operations. The increase in fiscal year 2001 is due to an increase in intercompany payable. This is due to dividends paid related to the sale of property.

PROPERTY AND CASUALTY
         Cash provided (used) by operating activities was $(54.9) million, $21.1 million and $(11.1) million for the years ended December 31, 2001, 2000 and 1999, respectively. The 2000 to 2001 change resulted from decreased unearned premiums, increased premium receivables and intercompany due from affiliates, and an increase in federal income tax recoverable. The 1999 to 2000 change resulted from increased premium collections and funds withheld, offset by increased loss and loss adjustment expense payments and policy acquisition costs associated with new business production.

         RepWest's cash and cash equivalents and short-term investment portfolio were $18.3 million, $17.0 million and $6.0 million at December 31, 2001, 2000 and 1999, respectively. This balance reflects funds in transition from maturity proceeds to long-term investments. This level of liquid assets, combined with anticipated operating cash flow, is adequate to meet periodic needs. Capital and operating budgets allow RepWest to schedule cash needs in accordance with investment and underwriting proceeds.

         During fiscal 2002, RepWest realized a write-down of investments due to other than temporary declines approximating $4.3 million.

LIFE INSURANCE
         Cash provided (used) by operating activities was $(3.1) million, $3.7 million and $22.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. The decrease in cash flows from operating activities in 2000 relates to paid loss experience. Cash flows provided by financing activities were $58.1 million, $13.9 million and $3.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. Cash flows from deferred annuity sales increase investment contract deposits, which are a component of financing activities, as well as the purchase of fixed maturities, which is a component of investing activities. The increase in investment contract deposits in 2001 over 2000 is due to growth in new deposits offset by withdrawals and terminations of existing deposits.

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

         In addition to cash flows from operating and financing activities, a substantial amount of liquid funds is available through Oxford's short-term portfolio. Short-term investments amounted to $53.5 million, $45.0 million and $30.7 million at December 31,

2001, 2000 and 1999, respectively. Oxford believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

         During fiscal 2002, Oxford realized a write-down of investments due to other than temporary declines approximating $2.3 million.

     SAC HOLDINGS

         Cash provided by operating activities was $6.7 million, $2.8 million and $0.7 million in fiscal years 2002, 2001 and 2000, respectively.

         At March 31, 2002, total outstanding notes and mortgages payable before intercompany eliminations of $399.6 million were $957.4 million compared to $504.2 million at March 31, 2001.

CONSOLIDATED STOCKHOLDERS' EQUITY

         Consolidated stockholders' equity was $499.1 million, $512.3 million and $532.5 million as of March 31, 2002, 2001 and 2000, respectively. Details by material segment follow:

     AMERCO'S MOVING AND STORAGE OPERATIONS

         U-Haul's stockholders' equity was $538.9 million, $495.7 million and $420.7 million as of March 31, 2002, 2001 and 2000, respectively. The increase in fiscal year 2002 is mainly the result of increased additional paid in capital due to the sale of property to a related party. Such amounts are eliminated in consolidation. The increase in fiscal year 2001 was due to earnings.

     REAL ESTATE OPERATIONS

         Real Estate stockholders' equity was $198.4 million, $89.1 million and $96.1 million as of March 31, 2002, 2001 and 2000, respectively. The increase in fiscal year 2002 is due to the sale of storage properties. The decrease in fiscal year 2001 relates to the payment of a dividend to U-Haul partially offset by increased earnings.

     PROPERTY AND CASUALTY

         RepWest maintains a diversified securities investment portfolio, primarily in bonds at varying maturity levels with 88.0% of the fixed-income securities consisting of investment grade securities. The maturity distribution is designed to provide sufficient liquidity to meet future cash needs. Liquidity remains strong, with invested assets equal to 75.3% of total liabilities.

         The liability for reported and unreported losses are based upon both RepWest's historical and industry averages. Unpaid loss adjustment expenses are based on historical ratios of loss adjustment expenses paid to losses paid. Unpaid loss and loss expenses are not discounted.

         RepWest's stockholder's equity was $214.0 million, $192.1 million and $208.5 million at December 31, 2001, 2000 and 1999, respectively. The increase from 2000 to 2001 was the result of a $60.2 million capital contribution from the RepWest's parent AMERCO, offset by operating losses in 2001. The decrease from 1999 to 2000 is a result of operating losses and a change in market value for the available for sale investment portfolio. RepWest considers current stockholder's equity to be adequate to support future growth and absorb unforeseen risk events. RepWest does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions. RepWest did not pay dividends to its parent during 2001, 2000 or 1999.

     LIFE INSURANCE

         Oxford's stockholder's equity was $128.8 million, $99.8 million and $88.1 million as of December 31, 2001, 2000 and 1999, respectively. The increase from 2000 to 2001 is a result of earnings and changes in market value for the available for sale investment portfolio and a $15.4 million contribution from AMERCO. Oxford did not pay dividends to its parent during 2001, 2000 or 1999.

     SAC HOLDINGS

         SAC Holdings' stockholders' deficit was $(19.5) million, $(31.7) million and $(11.5) million as of March 31, 2002, 2001 and 2000, respectively. Stockholder's deficit for fiscal 2002 decreased due to a $27.0 million contribution of stock by the owner recorded to additional paid-in capital, offset by a net loss of $14.8 million.

INSURANCE OPERATIONS

         Applicable laws and regulations of the State of Arizona require RepWest and Oxford to maintain minimum capital determined in accordance with statutory accounting practices. Such amount is $1.0 million and $0.4 million, for RepWest and Oxford, respectively. In addition, the amount of dividends that can be paid to stockholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. Statutory surplus which can be distributed as dividends without regulatory approval is $15.2 million and $0.1 million for RepWest and Oxford, respectively at December 31, 2001. These restrictions are not expected to have a material adverse effect on the ability of the Company to meet its cash obligations. Oxford issued a surplus note to AMERCO on December 31, 1998 for $10.0 million. Approval by the Arizona Department of Insurance is required prior to payment of principal and interest.

         The Regulatory authorities impose minimum risk-based capital ("RBC") requirements that were developed by the NAIC, on insurance enterprises. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on perceived degree of risk. Regulatory compliance is determined by a ratio of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The RBC measures of the Company, NAI and CFLIC as of December 31, 2001 were all above the minimum standards.

RESULTS OF OPERATIONS - CONSOLIDATED

CONSOLIDATED RENTAL REVENUE

         Rental revenue, net of commission expense was $1,344.0 million, $1,285.5 million, and $1,208.8 million in fiscal years 2002, 2001 and 2000, respectively. Details by material segment follow:

     AMERCO'S MOVING AND STORAGE OPERATIONS

         Rental revenue was $1,243.4 million, $1,202.4 million and $1,148.2 million fiscal years 2002, 2001 and 2000, respectively. The increase from fiscal year 2001 to fiscal year 2002 is due to an increase in one-way transactions with an improved average dollar per transaction on one-way rentals as well as growth in transactions in trailer rentals and support rental items. The increase from fiscal year 2000 to fiscal year 2001 was primarily due to the growth in truck rental revenues, which benefited from transactional growth and reflects higher average revenue per transaction.

     REAL ESTATE OPERATIONS

         Rental revenue, before intercompany eliminations, were $78.7 million, $71.9 million and $73.4 million in fiscal years 2002, 2001 and 2000, respectively. Intercompany rental revenue was $75.0 million, $71.1 million and $71.0 million in fiscal years 2002, 2001 and 2000, respectively. The decrease in fiscal year 2002 is related to the sale of properties to a related party while rental revenue was consistent between fiscal year 2000 and fiscal year 2001.

     SAC HOLDINGS

         Rental revenue was $111.1 million, $88.6 million and $64.9 million in fiscal years 2002, 2001 and 2000, respectively. Increased facility capacity through the acquisition of new locations and increased storage rates accounted for the increase. The occupancy of existing storage locations has remained stable.

CONSOLIDATED NET SALES

         Net sales revenues were $222.8 million, $212.2 million and $201.4 million in fiscal years 2002, 2001 and 2000, respectively. Revenue growth from the sale of moving support items (i.e. boxes, etc.) and propane resulted in the increase for each year.

      AMERCO'S MOVING AND STORAGE OPERATIONS

         Net sales revenues were $198.3 million, $194.3 million and $188.8 million in fiscal years 2002, 2001 and 2000, respectively. Revenue growth from the sale of moving support items (i.e. boxes, etc.) and propane resulted in the increase for each year.

     SAC HOLDINGS

         Net sales revenues were $24.4 million, $17.9 million and $12.5 million in fiscal years 2002, 2001 and 2000, respectively. Revenue growth was due to the addition of new locations.

CONSOLIDATED PREMIUMS

         Premium revenues, after intercompany eliminations, were $433.6 million, $323.2 million and $262.1 million in fiscal years 2002, 2001 and 2000, respectively. Details by material segment follow:

     PROPERTY AND CASUALTY

         Premium revenues, before intercompany eliminations, were $274.0 million, $218.1 million and $173.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. General agency premiums were $107.4 million, $64.3 million and $17.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. The increase from 2000 to 2001 was the result of trucking, commercial lines business, and the non-standard auto program. Assumed treaty reinsurance premiums were $73.0 million, $83.2 million and $80.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. Rental industry revenues were $59.6 million, $43.3 million and $50.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. The increase from 2000 was the result of an increase in premiums of a retrospectively rated policy on the U-Haul industry liability policy.

     LIFE INSURANCE

         Premium revenues, before intercompany eliminations, were $160.1 million, $112.6 million and $96.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. Oxford increased Medicare supplement premiums through direct writings and the acquisition of Christian Fidelity Life Insurance Company (CFLIC); these actions increased premiums by $49.6 million from 2000 and $61.8 million from 1999. Premiums from Oxford's life insurance lines increased $1.2 million from 2000 and decreased $0.4 million from 1999 due to production fluctuations from year to year. In the area of credit insurance, Oxford had cancelled accounts in specific states and has experienced an industry-wide reduction in new premium production. These factors contributed to a $3.7 million decrease in premium from 2000 and a $0.4 million decrease from 1999. Annuitizations decreased by $1.9 million from 2000 and $0.8 million from 1999. Other health insurance premiums increased $2.3 million from 2000 and $3.5 million from 1999 due to a higher reinsurance retention level.

CONSOLIDATED NET INVESTMENT AND INTEREST INCOME

         Net investment and interest income was $67.6 million, $67.1 million and $63.7 million in fiscal years 2002, 2001 and 2000, respectively. Details by material segment follow:

      AMERCO MOVING AND STORAGE OPERATIONS

         Interest income, before consolidating entries, was $24.2 million, $27.9 million and $19.5 million in fiscal years 2002, 2001 and 2000, respectively. The decrease in fiscal year 2002 is mainly related to decrease average investment balance. The increase in interest during fiscal year 2001 reflects higher average storage note receivable balances.

      REAL ESTATE OPERATIONS

         Net investment and interest income was $8.7 million, $11.0 million and $7.0 million in fiscal years 2002, 2001 and 2000, respectively. The increase in fiscal 2002 is related to increased investments. The increase in fiscal 2001 is due to interest income received on notes receivable.

      PROPERTY AND CASUALTY

         Net investment income was $27.6 million, $29.1 million and $33.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. The reductions are attributable to lower invested asset balance, lower interest rates, as well as the write down of $4.1 million of fixed maturity investments during 2001.

      LIFE INSURANCE

         Net investment income was $27.0 million, $22.2 million and $21.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. This increase is due to a larger invested asset base in 2001 and net realized capital gains in 2001.

CONSOLIDATED OPERATING EXPENSES

         Operating expenses were $1,109.4 million, $1,047.2 million and $949.3 million in fiscal years 2002, 2001 and 2000, respectively. Details by material segment follow:

     AMERCO'S MOVING AND STORAGE OPERATIONS

         Operating expenses, before intercompany eliminations, were $1,001.8 million, $986.5 million and $931.1 million in fiscal years 2002, 2001 and 2000, respectively. The increase in fiscal year 2002 is due to increased personnel costs and higher repair expense. The increased expense in fiscal year 2001 is due to increased personnel costs, higher repair expense, a substantial lawsuit settlement and other administrative costs. Also, the addition of storage rooms will initially cause an increase in operating expenses without corresponding increases in earnings until the properties reach a stabilized level of occupancy.

     REAL ESTATE OPERATIONS

         Operating expenses, before intercompany eliminations, were $6.0 million, $0.4 million and $4.0 million in fiscal years 2002, 2001 and 2000, respectively. The increase in fiscal year 2002 is due to an increase in the maintenance costs, including insurance and property taxes. Real Estate benefited from a reduction in intercompany management fees charged by an affiliated segment company during fiscal year 2001 compared to the prior two years.

      PROPERTY AND CASUALTY

         Operating expenses, before intercompany eliminations, were $78.7 million, $56.7 million and $35.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. The increase is due to a change in estimate on an aggregate stop loss treaty in which RepWest had originally recorded the treaty as if it would be commuted. Estimates in 2001 have changed and the treaty will not be commuted. The original amount was a reduction to commissions of $17.7 million of which RepWest had to recognize back through commissions in 2001. Commission expenses were $51.2 million, $33.1 million and $19.1 million for the years ended December 2001, 2000 and 1999, respectively. Lease expenses were $1.7 million, $2.1 million and $1.9 million for the years ended December 2001, 2000 and 1999, respectively. All other underwriting expenses consisted of $22.8 million, $21.4 million and $13.9 million for the years ended December 2001, 2000 and 1999, respectively.

     LIFE INSURANCE

         Operating expenses, before intercompany eliminations, were $37.0 million, $29.0 million and $23.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. Commissions have increased $3.9 million and $11.2 million from 2000 and 1999, respectively, primarily due to the increases in Medicare supplement premiums. General and administrative expenses net of fees collected increased $4.1 million and $2.8 million from 2000 and 1999, respectively. Increases due to the acquisition of CFLIC were $3.3 million and $3.9 million from 2000 and 1999, respectively. The remaining increases are due to increases in the volume of business and the expenses associated with the administration.

     SAC HOLDINGS

         Operating expenses, before intercompany eliminations, were $62.2 million, $51.5 million and $34.2 million in fiscal years 2002, 2001 and 2000, respectively. Reimbursed personnel expenses, liability insurance, property taxes and utility expenses all increased proportionately in relation to the increased revenues from the acquisition of new locations.

CONSOLIDATED COST OF SALES

         Cost of sales was $122.9 million, $126.6 million and $115.4 million in fiscal years 2002, 2001 and 2000, respectively. Increased material costs and a higher sales volume related to moving support items contributed to the increases in both fiscal years 2002 and 2001.

     AMERCO'S MOVING AND STORAGE

         Cost of sales was $111.6 million, $116.7 million and $110.6 million in fiscal years 2002, 2001 and 2000, respectively. The decrease in fiscal year 2002 is due to the lower costs associated with the sale of propane and other materials. The increase in fiscal year 2001 is due to increased material costs and a higher sales volume related to moving support items.

     SAC HOLDINGS

         Cost of sales was $11.3 million, $9.9 million and $4.8 million in fiscal years 2002, 2001 and 2000, respectively. Increased material costs and a higher sales volume related to moving support items contributed to the increases in both fiscal years 2002 and 2001.

CONSOLIDATED BENEFITS AND LOSSES

         Benefits and losses were $389.5 million, $283.4 million and $209.6 million in fiscal years 2002, 2001 and 2000, respectively. Details by material segment follow:

     PROPERTY AND CASUALTY

         Benefits and losses incurred were $269.1 million, $204.1 million and $150.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. The increase from 2000 to 2001 resulted from increased earned premium in three general agency programs and continued reserve strengthening in assumed reinsurance treaty segment. The increase from 1999 to 2000 resulted from two new general agency programs, and reserve strengthening in existing rental industry, assumed treaty reinsurance, and general agency programs.

     LIFE INSURANCE

         Benefits incurred were $120.4 million, $79.2 million and $59.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. The increase is primarily due to Medicare supplement benefits incurred, which accounts for $38.8 million and $55.5 million of benefit increases from 2000 and 1999, respectively. These increases are due to the acquisition of CFLIC and poor experience on legacy blocks, which are no longer actively marketed. Credit insurance benefits increased $0.8 million and $2.9 million from 2000 and 1999, respectively, due to increased mortality and morbidity experience. Benefits from other health lines increased $3.1 million and $5.6 million from 2000 and 1999, respectively, as retained volume increased and loss experience worsened. These lines have been terminated. Annuity and life benefits decreased $1.5 million and $2.6 million from 2000 and 1999, respectively, due to fluctuations in life insurance production and annuitizations of annuity contracts.

CONSOLIDATED AMORTIZATION OF DEFERRED ACQUISITION COSTS AND OTHER

         Amortization of deferred acquisition costs (DAC) and the value of business acquired (VOBA) was $40.7 million, $35.9 million and $35.0 million in fiscal years 2002, 2001 and 2000, respectively. DAC consists of commissions and other policy acquisition costs, which vary with, and are primarily related to, the production of new business. The prior year end commissions and other related expenses are recognized ratably over the remainder of the policy year. Details by material segment follow:

     PROPERTY AND CASUALTY

         Amortization expense was $22.1 million, $16.3 million and $13.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. The increase from 2000 to 2001 is due to the amortization of higher commissions deferred in the 2000 year. The increase from 1999 to 2000 is mainly due to the amortization of Assumed Treaty expenses that were deferred in the 2000 year.

     LIFE INSURANCE

         The VOBA asset relates to the future profits of insurance policies in force at the date of the North American Insurance and CFLIC acquisitions. Amortization of DAC and VOBA was $18.6 million, $19.6 million and $21.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. These costs are amortized as the premium is earned over the term of the policy. Amortization decreased $1.0 million and $3.0 million from 2000 and 1999, respectively, due to the annuity and credit segments.

CONSOLIDATED LEASE EXPENSE

         Lease expense was $175.5 million, $173.1 million and $131.0 million in fiscal years 2002, 2001 and 2000, respectively. Details by material segment follow:

     AMERCO'S MOVING AND STORAGE OPERATIONS

         Lease expense before intercompany elimination was $170.8 million, $166.2 million and $132.4 million in fiscal years 2002, 2001 and 2000, respectively. The increase in 2002 is due property leases, with a decrease in rental equipment lease expense.

     REAL ESTATE OPERATIONS

         Lease expense before intercompany eliminations, for real estate operations was $11.2 million, $11.6 million and $3.0 million for the fiscal years 2002, 2001 and 2000, respectively. The lease expense in fiscal year 2002 was virtually unchanged over the fiscal year 2001. The continued increase in fiscal year 2001 over 2000 reflects payments under an operating lease facility with a number of financial institutions.

CONSOLIDATED DEPRECIATION EXPENSE, NET

         Depreciation expense, net was $108.7 million, $101.5 million and $96.1 million in fiscal years 2002, 2001 and 2000, respectively. Details by material segment follow:

     AMERCO'S MOVING AND STORAGE OPERATIONS

         Depreciation expense, net was $97.3 million, $82.7 million and $79.0 million in fiscal years 2002, 2001 and 2000, respectively. The increase in fiscal years 2002 and 2001 reflects an increase in depreciation expense on the rental truck fleet.

     REAL ESTATE OPERATIONS

         Depreciation expense, net was $(2.0) million, $5.3 million and $8.6 million in fiscal years 2002, 2001 and 2000, respectively. The decrease in fiscal years 2002 reflects an increase in gains from the disposition of property, plant and equipment. The decrease in fiscal year 2001 reflects an increase in gains from the disposition of property, plant and equipment and a decrease in depreciation on buildings and non-rental equipment.

     SAC HOLDINGS

         Depreciation expense, net was $14.2 million, $11.7 million and $7.9 million in fiscal years 2002, 2001 and 2000, respectively. The increase is attributed to the acquisition of new locations.

CONSOLIDATED EARNINGS FROM OPERATIONS

         Earnings from operations were $121.3 million, $120.4 million and $199.6 million in fiscal years 2002, 2001 and 2000, respectively. Details by material segment follow:

     AMERCO'S MOVING AND STORAGE OPERATIONS

         Earnings from operations, before intercompany eliminations, were $69.5 million, $54.5 million and $96.0 million in fiscal years 2002, 2001 and 2000, respectively. The increase in fiscal year 2002 is due to increased revenue from rental operations offset by the slight increase in operating expenses and a decrease in lease expense. The decrease in fiscal year 2001 is due to increased transactions, offset by increased operating and lease expenses.

     REAL ESTATE OPERATIONS

         Earnings from operations, before intercompany eliminations, were $72.3 million, $65.8 million and $64.7 million in fiscal years 2002, 2001 and 2000, respectively. The increase in fiscal year 2002 is mainly related to higher net investment interest income. A decrease in intercompany management fees charged contributed to the earnings increase for fiscal year 2001.

     PROPERTY AND CASUALTY

         Earnings (loss) from operations were $(68.2) million, $(29.9) million and $7.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. The decrease in 2001 was due to the increase in commissions due to the commutation write-off, reserve strengthening, and development in older years on the assumed treaty reinsurance business. The 1999 to 2000 decrease was due to reserve strengthening and losses on two new general agency programs as well as the write downs of fixed maturity investments whose declines in value were determined to be other than temporary.

     LIFE INSURANCE

         Earnings from operations were $11.1 million, $6.9 million and $14.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. The increase from 2000 is due primarily to improved net investment income, while the decrease from 1999 is primarily due to poor experience in the Other Health and Credit insurance lines.

      SAC HOLDING

         Earnings from operations were $47.8 million, $33.4 million and $30.5 million for the years ended March 31, 2002, 2001 and 2000, respectively. The increase is due to the addition of storage locations.

CONSOLIDATED INTEREST EXPENSE

         Interest expense was $116.3 million, $114.6 million and $99.9 million in fiscal years 2002, 2001 and 2000, respectively. Details by material segment follow:

     AMERCO'S MOVING AND STORAGE OPERATIONS

         Interest expense was $76.1 million, $87.8 million and $81.5 million in fiscal years 2002, 2001 and 2000, respectively. The decrease in fiscal year 2002 can be attributed to interest rate reductions. The increase in fiscal year 2001 over fiscal year 2000 can be attributed to an increase in the average cost of debt.

      SAC HOLDING

         Interest expense before intercompany elimination was $61.1 million, $51.3 million and $36.8 million in fiscal years 2002, 2001 and 2000, respectively The average debt level outstanding continued to increase due to the acquisition of storage properties in fiscal year 2002 compared to fiscal years 2001 and 2000.

CONSOLIDATED EXTRAORDINARY LOSS ON THE EXTINGUISHMENT OF DEBT

         During fiscal year 2001, AMERCO extinguished $100.0 million of 6.89% Bond Backed Asset Trust certificates (BATs) originally due in fiscal year 2011 and $25.0 million of 6.71% Medium-Term notes originally due in fiscal year 2009. This resulted in an extraordinary loss of $2.1 million, net of tax of $1.2 million ($0.10 per share).

         During fiscal year 2000, AMERCO extinguished $100.0 million of 6.65% Bond Backed Asset Trust certificates (BATs) originally due in fiscal year 2030 and $50.0 million of 7.05% to 7.10% Medium-Term notes originally due in fiscal year 2007. This resulted in an extraordinary loss of $0.3 million, net of tax of $0.2 million ($0.02 per share).

CONSOLIDATED EARNINGS

         As a result of the foregoing, pretax earnings totaled $5.0 million, $5.8 million and $99.7 million in fiscal years 2002, 2001 and 2000, respectively. After providing for income taxes, earnings from operations were $2.7 million, $3.1 million and $63.5 million in fiscal years 2002, 2001 and 2000, respectively. Following deductions for an extraordinary loss from the early extinguishment of debt and the elimination of SAC Holdings, net earnings were $2.7 million, $1.0 million and $63.2 million in fiscal years 2002, 2001 and 2000, respectively.

QUARTERLY RESULTS

         The table on the following page presents unaudited quarterly results for the eight quarters in the period beginning April 1, 2000 and ending March 31, 2002. The quarters presented reflect the restatements due to the consolidation of SAC Holding Corporations. AMERCO believes that all necessary adjustments have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the consolidated financial statements incorporated herein by reference. U-Haul moving and storage operations are seasonal and proportionally more of AMERCO's revenues and net earnings from its U-Haul moving and storage operations are generated in the first and second quarters of each fiscal year (April through September). The operating results for the periods presented are not necessarily indicative of results for any future period.

                                                                            Quarter Ended
                             -------------------------------------------------------------------------------------------------------
                                          Jun 30                      Sep 30                       Dec 31                 Mar 31
                                           2001                        2001                         2001                   2002
                               As reported   As adjusted    As reported  As adjusted     As reported    As adjusted
                               ------------------------------------------------------------------------------------
                                                                    (in thousands, except share and per share data)
Total revenues                 $   542,553      533,403        572,379      563,229         467,410        458,260        513,118
Earnings from operations
  net of tax                   $    25,324       20,901         41,131       36,593         (22,389)       (23,926)       (30,847)
Net earnings (loss)            $    25,003       20,901         41,686       36,593         (20,212)       (23,926)       (30,847)
Weighted average common
  shares outstanding
  basic and diluted             21,280,361   21,280,361     21,106,343   21,106,343      20,892,342     20,892,342     21,022,712
Earnings (loss) from
  operations before
  extraordinary loss
  on early extinguishment
  of debt per common
  share (1)                    $      1.02          .83           1.82         1.58           (1.12)         (1.30)         (1.60)
Earnings (loss) per common
  share
  basic and diluted            $      1.02          .83           1.82         1.58           (1.12)         (1.30)         (1.60)

                                                                                 Quarter Ended
                                   ------------------------------------------------------------------------------
                                             Jun 30                   Sep 30                    Dec 31
                                              2000                     2000                      2000
                                   As reported  As adjusted  As reported  As adjusted  As reported  As adjusted
                                   ------------------------------------------------------------------------------
                                                    (in thousands, except share and per share data)
Total revenues                     $   472,350     464,331      520,132      512,113      444,620      436,601
Earnings from operations
  before extraordinary loss
  on early extinguishment
  of debt net of tax (2)           $    35,876      36,238       38,006       39,171      (24,739)     (23,574)
Net earnings (loss)                $    37,612      36,238       41,233       39,171      (21,292)     (25,695)
Weighted average common
  shares outstanding
    Basic                           21,718,988  21,718,988   21,489,970   21,489,970   21,406,688   21,406,688

Earnings (loss) from
  operations before minority
  interest and extraordinary loss
  on early extinguishment of debt
  per common share (1) (2)         $      1.58        1.52         1.77         1.67        (1.05)       (1.25)
Earnings (loss) per common
  share
  basic and diluted                $      1.58        1.52         1.77         1.67        (1.15)       (1.35)

                                        Quarter Ended
                                   -------------------------
                                            Mar 31
                                             2001
                                   As reported  As adjusted
                                   -------------------------
                                     (in thousands, except
                                   share and per share data)
Total revenues                        425,318      474,997
Earnings from operations
  before extraordinary loss
  on early extinguishment
  of debt net of tax (2)              (46,650)     (48,702)
Net earnings (loss)                   (46,650)     (48,702)
Weighted average common
  shares outstanding
    Basic                          21,326,015   21,326,015

Earnings (loss) from
  operations before minority
  interest and extraordinary loss
  on early extinguishment of debt
  per common share (1) (2)              (2.34)       (2.40)
Earnings (loss) per common
  share
  basic and diluted                     (2.34)       (2.40)

(1) Net earnings (loss) per common share amounts were computed after giving effect to the dividends on AMERCO's Preferred Stock.

(2) During fiscal year 2001, AMERCO extinguished $100.0 million of 6.89% BATs originally due in fiscal year 2011 and $25.0 million of 6.71% Medium-Term Notes originally due in fiscal year 2009. This resulted in an extraordinary loss of $2.1 million, net of tax of $1.2 million ($0.10 per share).

IRS EXAMINATION

         In connection with the resolution of the stockholder litigation, AMERCO had deducted for income tax purposes approximately $372.0 million of the payments made to former shareholders in a stockholder lawsuit. While AMERCO believes that such income tax deductions are appropriate, there can be no assurance that such deductions ultimately will be allowed in full.

         The Company is currently under IRS examination for the years 1996-1997. The IRS has proposed adjustments to the 03/31/97 and 03/31/96 tax returns in the amount of $233,093,000 and $99,021,000, respectively, resulting in tax delinquencies of $9,332,000 for 1997 and $5,497,000 for 1996. Nearly all of the adjustments are attributable to denials of deductions claimed by the Company for certain payments made in resolution of the litigation with certain members of the Shoen family and their corporations. An unfavorable result could result in substantial cash payments, but is expected to have minimal, if any, impact on consolidated results of operations. The Company plans to vigorously contest the IRS adjustments.

OTHER

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

         SFAS No. 145, Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002, rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Management has not yet determined the effects of adopting this Statement on the financial position or results of operations, except for the need to reclassify debt extinguishments previously reported as extraordinary.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         In the normal course of business, AMERCO is exposed to fluctuations in interest rates. AMERCO manages such exposure by the use of a variety of derivative financial instruments when deemed prudent. AMERCO does not enter into leveraged financial transactions or use derivative financial instruments for trading purposes. The exposure to market risk for changes in interest rates relates primarily to debt obligations. AMERCO's objective is to mitigate the impact of changes in interest rates on its variable rate debt. AMERCO uses interest rate swap agreements to provide for matching the gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of hedged asset or liability attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. See Note 5 of Notes to Consolidated Financial Statements in Item 8. A fluctuation of the interest rate by 100 basis points would change AMERCO's interest expense by $2.5 million.

         SAC Holdings debt is primarily fixed rate. Fluctuations in interest rates for new operations could have an impact on operations. SAC Holdings does not enter into leveraged financial transactions or use derivative financial instruments for trading purposes.

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

         SAC Holdings earnings are affected by fluctuations in the value of foreign currency exchange rates. Approximately 9.8% of SAC Holdings revenue is generated in Canada. SAC Holding does not typically hedge any foreign currency risk since the exposure is not considered material.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Report of Independent Accountants and Consolidated Financial Statements of AMERCO and SAC Holdings, including the notes to such statements and the related schedules, are set forth on pages 31 through 86 and are thereby incorporated herein.

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

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

         Information regarding (i) directors and executive officers of AMERCO is set forth under the captions "Election of Directors" and "Executive Officers of the Company", and (ii) compliance with Section 16(a) is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in AMERCO's Proxy Statement relating to the 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement") portions of which are incorporated by reference into this Form 10-K Report, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended. With the exception of the foregoing information and other information specifically incorporated by reference into this report, the 2002 Proxy Statement is not being filed as a part hereof.

                         ITEM 11. EXECUTIVE COMPENSATION

         Information regarding executive compensation is set forth under the caption "Executive Compensation" and "Other Information Regarding the Board of Directors" in the 2002 Proxy Statement, which information is incorporated herein by reference; provided, however, that the "Board Report on Executive Compensation" and the "Performance Graph" contained in the 2002 Proxy Statement are not incorporated by reference herein.

                ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management is set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the 2002 Proxy Statement, which information is incorporated herein by reference.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions of management is set forth under the captions "Certain Relationships and Related Transactions" in the 2002 Proxy Statement, which information is incorporated herein by reference.

                                     PART IV

              ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND

                               REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:
                                                               Page No.
                                                               -------
   1.  Financial Statements

       Report of Independent Accountants                          31
       Consolidated Balance Sheets -
         March 31, 2002 and 2001                                  32
       Consolidated Statements of Earnings -
         Years ended March 31, 2002, 2001 and 2000                34
       Consolidated Statements of Changes in Stockholders'
         Equity - Years ended March 31, 2002, 2001 and 2000       36
       Consolidated Statements of Comprehensive Income -
         Years ended March 31, 2002, 2001 and 2000                38
       Consolidated Statements of Cash Flows - Years ended
         March 31, 2002, 2001 and 2000                            39
       Notes to Consolidated Financial Statements                 41

   2.  Additional Information

       Summary of Earnings of Independent Trailer Fleets          76
       Notes to Summary of Earnings of Independent
         Trailer Fleets                                           77

   3. Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 14

       Condensed Financial Information of Registrant --
         Schedule I                                               79
       Supplemental Information (For Property-Casualty
         Insurance Underwriters) -- Schedule V                    83

       All other schedules are omitted as the required information is not applicable or the information is presented in the financial statements or related notes thereto.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c)  Exhibits

       Exhibit No.              Description
       -----------              -----------
          2.1     Order Confirming Plan (1)
          2.2     Second Amended and Restated Debtor's Plan of
                    Reorganization Proposed by Edward J. Shoen (1)
          3.1     Restated Articles of Incorporation (2)
          3.2     Restated By-Laws of AMERCO as of August 27, 1996 (3)
          4.1     Debt Securities Indenture dated May 1, 1996 (1)
          4.2     First Supplemental Indenture, dated as of May 6, 1996 (4)
          4.3     Rights Agreement, dated as of August 7, 1998 (13)
          4.5     Second Supplemental Indenture, dated as of October 22, 1997 (11)
          4.6     Calculation Agency Agreement (11)
          4.7     6.65%-AMERCO Series 1997 A Bond Backed Asset Trust Certificates
                   ("BATs") due October 15, 2000 (11)
          4.8     Indenture dated September 10, 1996 (9)
          4.9     First Supplemental Indenture dated September 10, 1996 (9)
          4.10    Senior Indenture dated April 1, 2000 (14)
          4.11    First Supplemental Indenture dated April 5, 2000 (14)
          4.12    Second Supplemental Indenture dated February 4, 2001 (15)
         10.1*    AMERCO Employee Savings, Profit Sharing and
                    Employee Stock Ownership Plan
         10.1A*   First Amendment to the AMERCO Employee Savings, Profit Sharing and
                    Employee Stock Ownership Plan
         10.2     U-Haul Dealership Contract (5)
         10.3     Share Repurchase and Registration Rights Agreement with
                    Paul F. Shoen (5)
         10.4     AMERCO Stock Option and Incentive Plan (5)
         10.5     ESOP Loan Credit Agreement (6)
         10.6     ESOP Loan Agreement (6)
         10.7     Trust Agreement for the AMERCO Employee Savings,
                    Profit Sharing and Employee Stock Ownership Plan (6)
         10.8     Amended Indemnification Agreement (6)
         10.9     Indemnification Trust Agreement (6)
         10.10    Promissory Note between SAC Holding Corporation
                    and a subsidiary of AMERCO (12)
         10.11    Promissory Notes between Four SAC Self-Storage Corporation and a subsidiary of AMERCO (12)
         10.12    Management Agreement between Three SAC Self-Storage
                    Corporation and a subsidiary of AMERCO (12)
         10.13    Management Agreement between Four SAC Self-Storage Corporation and a subsidiary of AMERCO (12)
         10.14    Agreement, dated October 17, 1995, among AMERCO, Edward J.
                    Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds
                    and William E. Carty (8)
         10.15    Directors' Release, dated October 17, 1995, executed by
                    Edward J. Shoen, James P. Shoen, Aubrey K. Johnson,
                    John M. Dodds and William E. Carty in favor of AMERCO (8)
         10.16    AMERCO Release, dated October 17, 1995, executed by AMERCO in favor of Edward J. Shoen, James P. Shoen, Aubrey K.
                    Johnson, John M. Dodds and William E. Carty (8)
         10.21    Management Agreement between Five SAC Self-Storage
                    Corporation and a subsidiary of AMERCO (16)
         10.22    Management Agreement between Eight SAC Self-Storage
                    Corporation and a subsidiary of AMERCO (16)
         10.23    Management Agreement between Nine SAC Self-Storage
                    Corporation and a subsidiary of AMERCO (16)
         10.24    Management Agreement between Ten SAC Self-Storage Corporation and a subsidiary of AMERCO (16)
         10.25    Management Agreement between Six-A SAC Self-Storage Corporation and a subsidiary of AMERCO (17)
         10.26    Management Agreement between Six-B SAC Self-Storage Corporation and a subsidiary of AMERCO (17)

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

----------------

(1) Incorporated by reference to AMERCO's Registration Statement on Form S-3, Registration no. 333-1195.
(2) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, file no. 1-11255.
(3) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file no. 1-11255.
(4) Incorporated by reference to AMERCO's Current Report on Form 8-K, dated May 6, 1996, file no. 1-11255.
(5) Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 1993, file no. 1-11255.
(6) Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255.
(7) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, file no. 1-11255.
(8) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, file no. 1-11255.
(9) Incorporated by reference to AMERCO's Current Report on Form 8-K dated September 6, 1996, file no. 1-11255. (10) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, file no. 1-11255.
(11) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, file no. 1-11255.
(12) Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 1997, file no. 1-11255.
(13) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, file no. 1-11255.
(14) Incorporated by reference to AMERCO's Current Report on Form 8-K dated April 5, 2000, file no. 1-11255.
(15) Incorporated by reference to AMERCO's Current Report on Form 8-K dated February 4, 2001, file no. 1-11255.
(16) Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 2000, file no. 1-11255.
(17) Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 2001, file no. 1-11255.
(18) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, file no. 1-11255.
(19) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, file no. 1-11255.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of AMERCO and the Board of Directors and Stockholder of Sac Holding Corporations

         In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of earnings, changes in stockholders equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of AMERCO and its subsidiaries and SAC Holding Corporations and its subsidiaries (collectively, the "Company") at March 31, 2002 and March 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of SAC Holding Corporations, as of and for the year ended March 31, 2001, whose results are consolidated with AMERCO's, which statements reflect total assets of $520.1 million as of March 31, 2001, and total revenues of $104.8 million, for the year ended March 31, 2001. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for SAC Holding Corporation, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

         The accompanying financial statements of AMERCO and its subsidiaries have been restated at March 31, 2001 and for each of the two years in the period ended March 31, 2001, to consolidate the financial statements of SAC Holding Corporation, an affiliated entity.

         Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Summary of Earnings of Independent Trailer Fleets included on pages 76 through 78 of this Form 10-K is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

PricewaterhouseCoopers LLP
Phoenix, Arizona
July 12, 2002

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

                           Consolidated Balance Sheets

                                    March 31,

Assets                                                 2002                  2001 (As restated)
                                                   --------------------------------------------
                                                             (in thousands)
Cash and cash equivalents                          $    47,651              52,788
Trade receivables, net                                 279,914             252,015
Notes and mortgage receivables, net                     15,907              29,154
Inventories, net                                        76,519              84,242
Prepaid expenses                                        31,069              23,339
Investments, fixed maturities                          994,875             952,482
Investments, other                                     250,458             202,879
Deferred policy acquisition costs                      101,308              99,807
Other assets                                            60,851              43,106
                                                   -------------------------------
                                                     1,858,552           1,739,812
                                                   -------------------------------

Property, plant and equipment, at cost:
   Land                                                425,308             370,684
   Buildings and improvements                        1,161,918           1,221,157
   Furniture and equipment                             290,470             282,620
   Rental trailers and other rental equipment          176,785             181,159
   Rental trucks                                     1,071,604           1,037,653
                                                   -------------------------------
                                                     3,126,085           3,093,273
   Less accumulated depreciation                    (1,211,182)         (1,194,646)
                                                   -------------------------------

     Total property, plant and equipment             1,914,903           1,898,627
                                                   -------------------------------



Total Assets                                       $ 3,773,455           3,638,439
                                                   ===============================

The accompanying notes are an integral part of these consolidated financial statements.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

                     Consolidated Balance Sheets, continued

                                    March 31,


Liabilities and Stockholders' Equity                     2002                   2001(As restated)
                                                     --------------------------------------------
                                                            (in thousands, except
                                                          share and per share data)
Liabilities:
   Accounts payable and accrued expenses             $   149,338              167,102
   AMERCO'S notes and loans payable                    1,045,802            1,170,041
   SAC Holdings'notes and loans payable,
    non-recourse to AMERCO                               557,761              373,326
   Policy benefits and losses, claims and
     loss expenses payable                               729,343              668,830
   Liabilities from investment contracts                 572,793              522,207
   Cash overdraft                                         34,629               26,484
   Other policyholders' funds and liabilities             74,048               79,172
   Deferred income                                         7,360               36,470
   Deferred income taxes                                 103,275               82,543
                                                     --------------------------------
          Total liabilities                            3,274,349            3,126,175
                                                     --------------------------------

Stockholders' equity:
   Serial preferred stock, with or without par
     value, 50,000,000 shares authorized -
     Series A preferred stock, with no par
       value, 6,100,000 shares authorized;
       6,100,000 shares issued and
       outstanding as of March 31, 2002
       and 2001                                               --                   --
     Series B preferred stock, with no par
       value, 100,000 shares authorized;
       none issued and outstanding as of
       March 31, 2002 and 2001                                --                   --
   Serial common stock, with or without par
     value, 150,000,000 shares authorized -
     Series A common stock of $0.25 par
       value, 10,000,000 shares authorized;
       5,612,495 shares issued as of
       March 31, 2002 and 2001                             1,441                1,441
   Common stock of $0.25 par value,
     150,000,000 shares authorized;
     36,487,505 issued as of
     March 31, 2002 and 2001                               9,122                9,122
   Additional paid-in capital                            267,712              242,654
   Accumulated other comprehensive income                (32,384)             (40,709)
   Retained earnings                                     716,614              726,854
   Cost of common shares in treasury, net
     (20,850,763 and 20,321,363 shares as of
      March 31, 2002 and 2001, respectively)            (449,247)            (411,925)
     Unearned employee stock ownership
       plan shares                                       (14,152)             (15,173)
                                                     --------------------------------
          Total stockholders' equity                     499,106              512,264
                                                     --------------------------------

Contingent liabilities and commitments
                                                     --------------------------------

Total Liabilities and Stockholders' Equity           $ 3,773,455            3,638,439
                                                     ================================

The accompanying notes are an integral part of these consolidated financial statements.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

                       Consolidated Statements of Earnings

                              Years ended March 31,

                                                             ( As restated)
                                           2002           2001           2000
                                        -----------------------------------------
                                                     (in thousands)
Revenues
  Rental revenue                        $ 1,344,022      1,285,532      1,208,766
  Net sales                                 222,816        212,242        201,355
  Premiums                                  433,593        323,198        262,057
  Net investment and interest income         67,579         67,070         63,693
                                        -----------------------------------------
       Total revenues                     2,068,010      1,888,042      1,735,871
                                        -----------------------------------------

Costs and expenses
  Operating expenses                      1,109,446      1,047,168        949,309
  Cost of sales                             122,860        126,567        115,390
  Benefits and losses                       389,522        283,366        209,592
  Amortization of deferred
    acquisition costs                        40,674         35,946         34,987
  Lease expense                             175,501        173,077        130,951
  Depreciation, net                         108,683        101,508         96,090
                                        -----------------------------------------
       Total costs and expenses           1,946,686      1,767,632      1,536,319
                                        -----------------------------------------

Earnings from operations                    121,324        120,410        199,552

  Interest expense                          116,345        114,576         99,859
                                        -----------------------------------------

Pretax earnings                               4,979          5,834         99,693

Income tax expense                           (2,258)        (2,701)       (36,175)
                                        -----------------------------------------

Earnings from operations before
  extraordinary loss on early
  extinquishment of debt                      2,721          3,133         63,518

Extraordinary loss on early
  extinguishment of debt, net                    --         (2,121)          (334)
                                        -----------------------------------------

      Net earnings                      $     2,721          1,012         63,184
                                        =========================================

The accompanying notes are an integral part of these consolidated financial statements.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

                 Consolidated Statements of Earnings, continued

                              Years ended March 31,

                                                                           As restated
                                                   2002               2001             2000
                                               ------------------------------------------------
                                                             (in thousands, except
                                                           share and per share data)
Basic earnings (loss) per common share:
  Earnings (loss) from operations before
    extraordinary loss on early
    extinguishment of debt                     $     (0.49)             (0.46)             2.27
  Extraordinary loss on early
    extinguishment of debt, net                         --              (0.10)            (0.01)
                                               ------------------------------------------------
      Net earnings (loss)                      $     (0.49)             (0.56)             2.26
                                               ================================================

Diluted earnings (loss) per common share:
  Earnings (loss) from operations before
    extraordinary loss on early
    extinguishment of debt                     $     (0.49)             (0.46)             2.24
  Extraordinary loss on early
    extinguishment of debt, net                         --              (0.10)            (0.01)
                                               ------------------------------------------------
      Net earnings (loss)                      $     (0.49)             (0.56)             2.23
                                               ================================================

Weighted average common shares outstanding:
    Basic                                       21,022,712         21,486,370        21,934,390
                                               ================================================
    Diluted                                     21,022,712         21,486,370        22,226,057
                                               ================================================

The accompanying notes are an integral part of these consolidated financial statements.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                              Years ended March 31,

                                                        ( As restated )
                                                2002          2001         2000
                                             -----------------------------------
                                                     (in thousands, except
                                                   share and per share data)
Series A common stock of $0.25 par value:
  10,000,000 shares authorized; 5,612,495
  shares issued in 2002, 2001 and 2000
    Beginning and end of year                $   1,441        1,441        1,441
                                             -----------------------------------

Common stock of $0.25 par value:
  150,000,000 shares authorized;
  36,487,505 shares issued in
  2002, 2001 and 2000
    Beginning and end of year                    9,122        9,122        9,122
                                             -----------------------------------

Additional paid-in capital:
    Beginning of year                          242,654      242,558      267,221
      Repurchase of preferred stock                 --           --      (25,000)
      Contribution by owner                     24,969           --           --
      Issuance of common shares under
        leveraged employee stock
        ownership plan                              89           96          337
                                             -----------------------------------
    End of year                                267,712      242,654      242,558
                                             -----------------------------------

Accumulated other comprehensive income:

    Beginning of year                          (40,709)     (42,317)     (17,740)
      Foreign currency translation              (4,242)      (7,252)      (2,899)
      Fair market value of cash
        flow hedge                                 130       (1,185)       2,192
      Unrealized gain (loss) on
        investments                             12,437       10,045      (23,870)
                                             -----------------------------------

    End of year                                (32,384)     (40,709)     (42,317)
                                             -----------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

      Consolidated Statements of Changes in Stockholders' Equity, continued

                              Years ended March 31,

                                                          (As restated)
                                              2002         2001         2000
                                            ---------------------------------
                                                  (in thousands, except
                                                share and per share data)
Retained earnings:
    Beginning of year                       726,854      738,805      689,262
      Net earnings                            2,721        1,012       63,184

      Preferred stock dividends paid:
        Series A ($2.13 per share for
          2002, 2001 and 2000)              (12,961)     (12,963)     (12,964)
        Series B ($27.14 per share
          for 2000)                             -            -           (677)
                                            ---------------------------------

    End of year                             716,614       726,854     738,805
                                            ---------------------------------

Less Treasury stock:
    Beginning of year                       411,925      400,790      367,747
      Net increase                           37,322       11,135       33,043
                                            ---------------------------------

    End of year                             449,247      411,925      400,790
                                            ---------------------------------

Less Unearned employee stock
   ownership plan shares:

    Beginning of year                        15,173       16,366       16,492
      Purchase of shares                         72           46        1,002
      Repayments from loan                   (1,093)      (1,239)      (1,128)
                                            ---------------------------------

    End of year                              14,152       15,173       16,366
                                            ---------------------------------

Total stockholders' equity                $ 499,106      512,264      532,453
                                            =================================

The accompanying notes are an integral part of these consolidated financial statements.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

        Consolidated Statements of Accumulated Other Comprehensive Income

                              Years ended March 31,

                                                           (As restated)
                                                    2002      2001      2000
                                                   --------------------------
                                                         (in thousands)
Comprehensive income:
  Net earnings                                   $  2,721     1,012    63,184
   Other comprehensive income
    Foreign currency translation                   (4,242)   (7,252)   (2,899)
    Fair market value of cash flow hedges             130    (1,185)    2,192
    Unrealized gain (loss) on investments, net     12,437    10,045   (23,870)
                                                   --------------------------

    Total comprehensive income                   $ 11,046     2,620    38,607
                                                   ==========================



The accompanying notes are an integral part of these consolidated financial statements.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                              Years ended March 31,

                                                            (As restated)
                                                  2002      2001      2000
                                                ----------------------------
                                                        (in thousands)
Cash flows from operating activities:

Net earnings                                   $    2,721     1,014    63,172
  Depreciation and amortization                   169,440   156,801   143,992
  Provision for losses on accounts
    receivable                                      4,729     3,286     4,601
  Net gain on sale of real and
    personal property                             (18,833)  (18,132)  (11,165)
  Gain on sale of investments                       2,841    12,931      (873)
  Changes in policy liabilities
    and accruals                                    7,582    54,814    15,326
  Additions to deferred policy
    acquisition costs                             (39,252)  (42,535)  (31,804)
  Net change in other operating
    assets and liabilities                          1,265   114,442    41,221
  Extraordinary loss on early
    extinguishment of debt, net                       -      (2,121)     (341)
                                                 ----------------------------
Net cash provided by operating activities         130,493   280,500   224,129

Cash flows from investing activities:
  Purchases of investments:
    Property, plant and equipment                (275,852) (448,188) (476,781)
    Fixed maturities                             (257,559) (122,863) (158,304)
    Common stock                                     (418)  (31,773)      -
    Preferred stock                                (2,072)      -        (369)
    Other asset investment                         (2,259)   (5,915)      -
    Real estate                                       (35)   (5,938)      (70)
    Mortgage loans                                 (1,351)  (24,084)  (27,367)
  Proceeds from sales of investments:

    Property, plant and equipment                 194,830   104,352   211,873
    Fixed maturities                              233,716   152,761   133,915
    Preferred stock                                 4,400       372       968
    Real estate                                     1,335     1,557     1,672
    Mortgage loans                                 18,690    22,463    11,555
  Changes in other investments                   (126,774) (155,168)   45,689
                                                 -----------------------------
Net cash used by investing activities            (213,349) (512,424) (257,219)


The accompanying notes are an integral part of these consolidated financial statements.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

                Consolidated Statements of Cash Flows, continued

                              Years ended March 31,

                                                           (As restated)
                                                    2002      2001      2000
                                                 ----------------------------
                                                         (in thousands)
Cash flows from financing activities:

  Net change in short-term borrowings              (2,500)  176,427  (146,836)
  Proceeds from notes                             275,879   361,608   444,239
  Debt issuance costs                             (10,182)   (3,745)   (8,551)
  Leveraged Employee Stock Ownership Plan:
    Purchase of shares                                -         (46)   (1,002)
    Repayments from loan                            1,019     1,239     1,128
  Principal payments on notes                    (222,114) (299,666) (185,311)
  Repurchase of preferred stock                       -         -     (25,000)
  Proceeds from minority interest                     -       2,121       -
  Net change in cash overdraft                      8,145    (3,976)    2,291
  Preferred stock dividends paid                  (12,961)  (12,963)  (13,641)
  Treasury stock acquisitions, net                (10,154)   (9,617)  (33,467)
  Dividends from subsidiaries                         -        -          -
  Investment contract deposits                    150,432    87,687    63,978
  Investment contract withdrawals                 (99,845)  (72,953)  (60,808)
  Proceeds from minority interest                     -      10,151       -
                                                  ---------------------------

Net cash provided by
  financing activities                             77,719   236,267    37,020
                                                 ----------------------------

Increase (decrease) in cash
  and cash equivalents                             (5,137)    4,343     3,930
Cash and cash equivalents at
  beginning of year                                52,788    48,445    44,515
                                                 ----------------------------
Cash and cash equivalents at
  end of year                                  $   47,651    52,788    48,445
                                                 ============================

The accompanying notes are an integral part of these consolidated financial statements.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

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

         SAC Holding Corporations (SAC Holdings), Nevada corporations, are owned by Mark V. Shoen. Mark V. Shoen is the beneficial owner of 15.6% of AMERCO's common stock and is an executive officer of AMERCO.

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holdings and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. AMERCO has not had any equity ownership interest in SAC Holdings or any of SAC Holdings' subsidiaries.

        The accounts of AMERCO and SAC Holdings are presented as consolidated due to a revised interpretation of EITF 90-15 during fiscal year 2002. The financial statements as previously presented have been restated to reflect such consolidation. The following table presents the impact of such consolidation on the dates presented:

                                       March 31, 2001                   March  31, 2000
                                ----------------------------     ----------------------------
                                As reported(1)   As restated     As reported(1)   As restated
                                       (in thousands)                   (in thousands)
       Assets                    $3,384,064       3,638,439      $3,125,225       3,291,292
       Liabilities               $2,768,698       3,126,175      $2,539,931       2,758,838
       Stockholders' equity      $  615,366         512,264      $  585,294         532,453
       Net income                $   12,965           1,012      $   65,491          63,184

        (1) As reported in the Company's March 31, 2001 form 10-K, filed on July 2, 2001 prior to the consolidation of SAC Holdings described above.

        The reduction in stockholders' equity is due to the elimination of gains previously recorded in connection with sales of properties from AMERCO to SAC Holdings. Such gains had been previously recognized as a component of stockholders' equity.

        See Note 20 of Notes to Consolidated Financial Statements for additional information regarding the insurance subsidiaries, and Note 21 of Notes to Consolidated Financial Statements for financial information regarding the industry segments.

        RepWest and Oxford have been consolidated on the basis of calendar years ended December 31. Accordingly, all references to the years 2001, 2000 and 1999 correspond to AMERCO's fiscal years 2002, 2001, and 2000, respectively.

        The operating results and financial position of AMERCO's consolidated insurance operations are determined as of December 31 of each year. There were no effects related to intervening events between January 1 and March 31 of 2002, 2001, or 2000 that would materially affect the consolidated financial position or results of operations for the financial statements presented herein.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Description of Business

        AMERCO's moving and self-storage operations consist of the rental of trucks and trailers, sale of moving supplies, trailer hitches and propane and the rental of self-storage spaces to the do-it-yourself mover. Operations are under the registered tradename U-Haul(R) throughout the United States and Canada.

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

        SAC Holdings owns self-storage facilities, which are managed by U-Haul under management agreements.

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

CASH AND CASH EQUIVALENTS

        AMERCO and SAC Holdings consider liquid investments with an original maturity of three months or less to be cash equivalents.

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

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

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

        Available-for-sale - recorded at fair value with unrealized gains or losses reported on a net basis in the Consolidated Statements of Changes in Stockholders' Equity unless such changes are deemed to be other then temporary. Gains and losses on the sale of these securities are reported as a component of revenues using the specific identification method.
        Trading portfolio - AMERCO does not currently maintain a trading portfolio.
        Mortgage loans & notes on real estate held by AMERCO's subsidiaries - at unpaid balances, net of allowance for possible losses and any unamortized premium or discount.
        Real estate - at cost less accumulated depreciation.
        Policy loans - at their unpaid balance.
        Investment income is recognized as follows:
           Interest on bonds and mortgage loans & notes - recognized when earned.
        Dividends on common and redeemable preferred stocks - recognized on ex-dividend dates.

           Realized gains and losses on the sale of investments - recognized at the trade date and included in revenues using the specific identification method.

        Short-term investments consist of other securities scheduled to mature within one year of their acquisition date. See Note 4 of Notes to Consolidated Financial Statements.

DEFERRED POLICY ACQUISITION COSTS

        Commissions and other costs, which vary with and are primarily related to the production of new business have been deferred.

        Oxford - costs are amortized in relation to revenue such that costs are realized as a constant percentage of revenue.

        RepWest - costs are amortized over the related contract period which generally do not exceed one year.

PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment are carried at cost and are depreciated on the straight-line and accelerated methods over the estimated useful lives of the assets. Building and non-rental equipment have estimated lives ranging from three to fifty-five years, while rental equipment have estimated lives ranging from two to twenty years. Maintenance is charged to operating expenses as incurred, while renewals and betterments are capitalized. Major overhaul costs are amortized over the estimated period benefited. Gains and losses on dispositions are netted against depreciation expense when realized. Interest costs incurred as part of the initial construction of assets are capitalized. Interest of $2,032,000, $2,450,000 and $1,359,000 was capitalized during fiscal years 2002, 2001 and 2000, respectively. During fiscal year 2002 based on an in-depth market analysis, U-Haul decreased the estimated salvage value and increased the useful lives of certain rental trucks. The effect of the change increased net earnings for fiscal year 2002 by $3,088,000 ($0.15 per share) net of taxes. The adjustment reflects management's best estimate, based on information available, of the estimated salvage value and useful lives of these rental trucks.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

        AMERCO reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable through expected undiscounted future operating cash flows.

        The carrying value of AMERCO's real estate that is no longer necessary for use in its current operations, and available for sale/lease, at March 31, 2002 and 2001, was approximately $20,278,000 and $27,691,000, respectively. Such properties available for sale are carried at cost, less accumulated depreciation, which is less than fair market value.

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

        For the years ended March 31, 2002, 2001 and 2000, AMERCO recognized $16,000, $16,000 and $27,000 as interest income, respectively, representing the ineffectiveness of the cash flow hedging activity.

        AMERCO has mortgage receivables, which potentially expose AMERCO to credit risk. The portfolio of notes is principally collateralized by mini-warehouse storage facilities and other residential and commercial properties. AMERCO has not experienced losses related to the notes from individual notes or groups of notes in any particular industry or geographic area. The estimated fair values were determined using the discounted cash flow method, using interest rates currently offered for similar loans to borrowers with similar credit ratings.

Fair value summary of note and mortgage receivables:


                          March 31, 2002                March 31, 2001
                     ----------------------        ----------------------
                     Carrying    Estimated         Carrying    Estimated
                       value     fair value          value     fair value
                     ----------------------        ----------------------
                          (in thousands)                (in thousands)
                    $  14,629      17,889         $  15,214       18,484
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

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

POLICY BENEFITS AND LOSSES, CLAIMS AND LOSS EXPENSES PAYABLE

        Liabilities for policy benefits payable on traditional life and certain annuity policies are established in amounts adequate to meet estimated future obligations on policies in force. These liabilities are computed using mortality and withdrawal assumptions, which are based upon recognized actuarial tables and contain margins for adverse deviation. At December 31, 2001, interest assumptions used to compute policy benefits payable range from 2.5% to 9.25%.

        The liability for annuity contracts, which are accounted for as investment contract deposits, consists of contract account balances that accrue to the benefit of the policyholders, excluding surrender charges. Carrying value of investment contract deposits were $572,793,000 and $522,207,000 at December 31, 2001 and 2000, respectively.

        Liabilities for health and disability and other policy claims and benefits payable represent estimates of payments to be made on insurance claims for reported losses and estimates of losses incurred but not yet reported. These estimates are based on past claims experience and consider current claim trends.

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

INCOME TAXES

        AMERCO files a consolidated federal income tax return with its subsidiaries. In addition to charging income for taxes paid or payable, the provision for income taxes reflects deferred income taxes resulting from changes in temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. SAC Holdings files a stand-alone return. To date, a valuation allowance has been provided for all of SAC Holdings notes.

ADVERTISING COSTS
        AMERCO expenses advertising costs as incurred. Advertising expense of $37,807,000, $37,867,000 and $35,988,000 was charged to operations for fiscal years 2002, 2001 and 2000, respectively.

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

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

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

        Management has not yet determined the effects of adopting Statements 143 and 144 on the financial position or results of operations, but believes the pronouncements are not expected to materially affect the consolidated financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which updates, clarifies and simplifies existing accounting pronouncements. FASB 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, as a result, FASB 64, which amended FASB 4, was rescinded as it was no longer necessary. FASB 145 amended FASB 13 to require certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Management has not yet determined the effects of adopting this Statement on the financial position or results of operations, except for the need to reclassify debt extinguishments previously reported as extraordinary.

EARNINGS PER SHARE

        Basic earnings per common share are computed based on the weighted average number of shares outstanding for the year and quarterly periods, excluding shares of the employee stock ownership plan that have not been committed to be released. Preferred dividends include undeclared (i.e. contractual) or unpaid dividends of AMERCO. Net income is reduced for preferred dividends for the purpose of the calculation. The calculation of diluted earnings per share in fiscal year 2000 included assumed conversions of the Series B preferred stock into common stock. In fiscal years 2002 and 2001, the assumed conversions are not applicable due to non-existence of Series B preferred stock. In fiscal year 2000, the assumed conversions had a dilutive effect. See Notes 6 and 8 of Notes to Consolidated Financial Statements for further discussion.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

COMPREHENSIVE INCOME
        Comprehensive income consists of net income, foreign currency translation adjustment, unrealized gains and losses on investments and fair market value of cash flow hedges.

FINANCIAL STATEMENT PRESENTATION

        Certain reclassifications have been made to the financial statements for the fiscal years ended 2001 and 2000 to conform to the current year's presentation.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

2. RECEIVABLES, NET

        A summary of trade receivables follows:


                                                                March 31,
                                                          --------------------
                                                          2002           2001
                                                          --------------------
                                                              (in thousands)
      Trade accounts receivable                         $  23,833       20,326
      Premiums and agents' balances                        54,867       87,641
      Reinsurance recoverable                             155,775      109,596
      Accrued investment income                            18,039       16,541
      Independent dealer receivable                         1,660        2,344
      Other receivables                                    28,036       17,698
                                                          --------------------
                                                          282,210      254,146


      Less allowance for doubtful accounts                  2,296        2,131
                                                          --------------------

                                                        $ 279,914      252,015
                                                          ====================

      A summary of notes and mortgage receivables follows:

                                                                March 31,
                                                          --------------------
                                                          2002           2001
                                                          --------------------
                                                              (in thousands)
      Notes, mortgage receivables and other,
       net of discount                                  $  15,977      29,224

      Less allowance for doubtful accounts                     70          70
                                                          -------------------

                                                        $  15,907      29,154
                                                          ===================


3.  INVENTORIES, NET

        A summary of inventory components follows:

                                                                March 31,
                                                          --------------------
                                                          2002           2001
                                                          --------------------
                                                              (in thousands)
      Truck and trailer parts
        and accessories                                 $  51,207       59,404
      Hitches and towing components                        14,020       14,393
      Moving supplies and promotional items                11,292       10,445
                                                          --------------------

                                                        $  76,519       84,242
                                                          ====================

        Inventories are stated net of reserve for obsolescence of $3,396,000 and $3,321,000 at March 31, 2002 and 2001, respectively. Certain direct and indirect expenses are allocated to ending inventories. Such costs remaining in inventory are estimated at $12,076,000 and $12,077,000 at March 31, 2002 and 2001,
respectively. For fiscal years 2002 and 2001, aggregate general and administrative costs were $556,750,000 and $499,606,000, respectively.

        LIFO inventories, which represent approximately 95% and 96% of total inventories at March 31, 2002 and 2001, respectively, would have been $4,957,000 greater at March 31, 2002 and 2001, if the consolidated group had used the FIFO (first-in, first-out) method.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

4.  INVESTMENTS

        A comparison of amortized cost to estimated market value for fixed maturities is as follows:


December 31, 2001                            Gross       Gross    Estimated
-----------------               Amortized  unrealized  unrealized   market
Consolidated                       cost      gains       losses      value
Held-to-Maturity                -------------------------------------------
                                                (in thousands)
U.S. treasury
  securities
  and government
  obligations                  $   3,289         219         --       3,508
U.S. government
  agency mortgage-
  backed securities               15,155         554        (35)     15,674
Corporate
  securities                      42,625       1,219        (97)     43,747
Mortgage-backed
  securities                      20,648         705         (1)     21,352
Redeemable preferred
  stocks                         112,350         502     (2,122)    110,730
                                 ------------------------------------------

                                 194,067       3,199     (2,255)    195,011
                                 ------------------------------------------


December 31, 2001                            Gross       Gross    Estimated
-----------------               Amortized  unrealized  unrealized   market
Consolidated                      cost       gains       losses      value
Available-for-Sale              -------------------------------------------
                                                (in thousands)
U.S. treasury
  securities and
  government
  obligations                  $  40,656       2,223       (128)     42,751
U.S. government
  agency mortgage-
  backed securities               20,001         843         (3)     20,841
Obligations of
  states and
  political
  subdivisions                    10,035         344         (2)     10,377
Corporate
  securities                     657,603      24,635    (14,792)    667,446
Mortgage-backed
  securities                      26,520       2,128       (865)     27,783
Redeemable preferred
  stocks                          29,976         314       (422)     29,868
Redeemable common
  stocks                           2,434          --       (692)      1,742
                                -------------------------------------------
                                 787,225      30,487    (16,904)    800,808
                                 ------------------------------------------

       Total                   $ 981,292      33,686    (19,159)    995,819
                                 ==========================================


                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

4.  INVESTMENTS, continued


December 31, 2000                            Gross       Gross     Estimated
-----------------               Amortized  unrealized  unrealized    market
Consolidated                       cost      gains       losses      value
Held-to-Maturity                -------------------------------------------
                                                (in thousands)
U.S. treasury
  securities
  and government
  obligations                  $    3,627        144         (2)     3,769
U.S. government
  agency mortgage-
  backed securities                14,178        174       (130)    14,222
Corporate

  securities                       53,422        739       (333)    53,828
Mortgage-backed
  securities                       40,093        650       (191)    40,552
Redeemable preferred
  stocks                          115,174         46     (9,736)   105,484
                                  ----------------------------------------

                                  226,494      1,753    (10,392)   217,855
                                  ----------------------------------------



December 31, 2000                            Gross       Gross    Estimated
-----------------               Amortized  unrealized  unrealized   market
Consolidated                      cost       gains       losses      value
Available-for-Sale              -------------------------------------------
                                                (in thousands)
U.S. treasury
  securities and
  government

  obligations                  $   43,522      1,494        (141)   44,875
U.S. government
  agency mortgage-
  backed securities                33,644        557         (87)   34,114
Obligations of

  states and
  political

  subdivisions                     16,678        448        (142)   16,984
Corporate
  securities                      562,187     10,714     (15,127)  557,774
Mortgage-backed
  securities                       33,378        761        (402)   33,737
Redeemable preferred
  stocks                           32,969        141      (1,860)   31,250
Redeemable common
  stocks                            8,166         --        (912)    7,254
                                -------------------------------------------
                                  730,544     14,115     (18,671)  725,988
                                  ----------------------------------------

       Total                    $ 957,038     15,868     (29,063)  943,843
                                  ========================================


        Fixed maturities estimated market values are based on publicly quoted market prices at the close of trading on December 31, 2001 or December 31, 2000, as appropriate.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

4.  INVESTMENTS, continued

        The amortized cost and estimated market value of debt securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


Consolidated                            December 31, 2001          December 31, 2000
------------                         -----------------------    ----------------------
Held-to-Maturity                     Amortized   Estimated       Amortized   Estimated
                                       cost     market value     cost       market value
                                     -----------------------    ----------------------
                                         (in thousands)            (in thousands)
Due in one year or less            $   22,428      22,979          4,786       4,810
Due after one year through
  five years                           19,457      20,159         46,496      46,513
Due after five years through
  ten years                             1,358       1,461            248         304
After ten years                         4,447       4,481          5,519       5,970
                                     --------------------       --------------------
                                       47,690      49,080         57,049      57,597

Mortgage-backed securities             34,027      35,201         54,271      54,774
Redeemable preferred stock            112,350     110,730        115,174     105,484
                                     --------------------       --------------------

                                      194,067     195,011        226,494     217,855
                                     --------------------       --------------------

Consolidated                            December 31, 2001          December 31, 2000
------------                           ---------------------    ----------------------
Available-for-Sale                   Amortized   Estimated       Amortized   Estimated
                                       cost     market value     cost       market value
                                     -----------------------    ----------------------
                                         (in thousands)            (in thousands)
Due in one year or less                58,768      59,787         34,801      34,813
Due after one year through
  five years                          259,659     266,002        313,162     310,656
Due after five years through
  ten years                           251,413     254,002        197,027     198,592
After ten years                       138,454     140,783         77,397      75,572
                                     --------------------       --------------------
                                      708,294     720,574        622,387     619,633

Mortgage-backed securities             46,521      48,624         67,022      67,851
Redeemable preferred stock             29,976      29,868         32,969      31,250
Redeemable common stock                 2,434       1,742          8,166       7,254
                                     --------------------       --------------------
                                      787,225     800,808        730,544     725,988
                                     --------------------       --------------------

       Total                      $   981,292     995,819        957,038     943,843
                                     ====================       ====================


        Proceeds from sales of investments in debt securities for the years ended December 31, 2001, 2000 and 1999 were $175,970,000, $52,814,000 and
$29,889,000, respectively. Gross gains of $3,821,000, $733,000 and $912,000 and gross losses of $256,000, $646,000 and $315,000 were realized on those sales for the years ended December 31, 2001, 2000 and 1999, respectively. During fiscal 2002, the company realized a write-down of investments due to other than temporary declines approximating $6,647,000.

        At December 31, 2001 and 2000 fixed maturities include bonds with an amortized cost of $18,529,000 and $18,283,000, respectively, on deposit with insurance regulatory authorities to meet statutory requirements.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

4.  INVESTMENTS, continued

        Investments, other consists of the following:

                                                            March 31,
                                                     ----------------------
                                                       2002           2001
                                                     ----------------------
                                                          (in thousands)
Short-term investments                             $  65,870         58,860
Mortgage loans                                        85,458        102,571
Real estate, foreclosed properties                    71,900          1,023
Policy loans                                           6,205          6,763
Other                                                 21,025         33,662
                                                     ----------------------
                                                   $ 250,458        202,879
                                                     ======================

        A summary of net investment and interest income follows:

                                                    Year ended March 31,
                                                -----------------------------
                                                  2002       2001       2000
                                                -----------------------------
                                                        (in thousands)
      Fixed maturities                        $  68,215     61,003     66,993
      Real estate                                 2,690      2,974      2,419
      Policy loans                                1,092        250        285
      Mortgage loans                              8,797      7,262      5,447
      Short-term, amounts held by ceding
        reinsurers, net and other investments     6,804      7,364      7,140
                                                 ----------------------------
      Investment income                          87,598     78,853     82,284

      Less investment expenses                   31,823     25,673     26,325
                                                 ----------------------------

      Net investment income                      55,775     53,180     55,959
      Interest income                            11,804     13,890      7,734
                                                 ----------------------------

      Net investment and interest income      $  67,579     67,070     63,693
                                                 ============================

        Short-term investments consist primarily of fixed maturities of three months to one year from acquisition date. Mortgage loans, representing first lien mortgages held by the insurance subsidiaries, are carried at unpaid balances, less allowance for possible losses and any unamortized premium or discount. Equity investments and real estate obtained through foreclosures and held for sale are carried at the lower of cost or fair value. Policy loans are carried at their unpaid balance. Investment expenses include costs incurred in the management of the investment portfolio and interest credited on annuity policies.

        At December 31, 2001 and 2000, mortgage loans held as investments with a carrying value of $85,458,000 and $102,571,000, respectively, were outstanding. The estimated fair value of the mortgage loans at December 31, 2001 and 2000 aggregated $86,433,000 and $94,669,000, respectively. The estimated fair values were determined using the discounted cash flow method, using interest rates currently offered for similar loans to borrowers with similar credit ratings. Investments in mortgage loans, included as a component of investments, are reported net of allowance for possible losses of $323,000 and $402,000 in 2001 and 2000, respectively.

        In February 1997, AMERCO, through its insurance subsidiaries, invested in the equity of a limited partnership in a Texas-based self-storage corporation. RepWest invested $13,500,000 and has a 38% limited partnership interest and Oxford invested $11,000,000 and has a 27% limited partnership interest. U-Haul is a 50% owner of a corporation, which is a general partner in the Texas-based self-storage corporation. AMERCO has no operating control of the Texas-based self-storage corporation and the minority holders have substantial participation rights. During 1997, the corporation secured a line of credit in the amount of $225,000,000 with a financing institution. Under the terms of this credit facility, AMERCO entered into a support party agreement with the corporation whereby upon default or noncompliance with debt covenants by the corporation, AMERCO assumes responsibility in fulfilling all obligations related to this credit facility. At March 31, 2002, there was no default on non-compliance under the terms of the credit facility.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

5.  NOTES AND LOANS PAYABLE

        AMERCO's notes and loans payable consist of the following:

                                                            March 31,
                                                     ----------------------
                                                       2002           2001
                                                     ----------------------
                                                          (in thousands)
      Short-term borrowings, 2.85%
         interest rate                                $    12,500     15,000
       Notes payable to banks under
         commercial paper agreements, unsecured,               --    119,570
      Notes payable to banks under
         revolving lines of credit, unsecured,
         2.00% to 4.75% interest rates                    283,000    185,000
      Medium-term notes payable, unsecured,
         7.23% to 8.08% interest
         rates, due through 2027                          109,500    212,000
      Notes payable under Bond Backed Asset Trust,
         unsecured, 7.14% interest
         rate, due through 2032                           100,000    100,000
      Notes payable to public,
         unsecured, 7.85% interest
         rate, due through 2003                           175,000    175,000
      Senior Note, unsecured, 7.20% interest

         rate, due through 2002                           150,000    150,000
      Senior Note, unsecured, 8.80% interest

         rate, due through 2005                           200,000    200,000
      Fair Market Value SWAP                                  775         --
      Other notes payable, secured and
         unsecured, 7.00% to 11.25% interest
         rate, due through 2005                               234        278
                                                        --------------------
                                                        1,031,009  1,156,848

      Financed lease obligations                           14,793     13,193
                                                        --------------------
                                                      $ 1,045,802  1,170,041
                                                      ======================

        Other notes payable are secured by land and buildings at various locations with a net carrying value of $5,503,735 and $6,473,962 at March 31, 2002 and 2001, respectively.

        At March 31, 2002, AMERCO had a revolving credit loan (long-term) available from participating banks under an agreement, which provided for a credit line of $400,000,000 through June 30, 2002. Depending on the form of borrowing elected, interest will be based on the London Interbank Offering Rate (LIBOR), prime rate, the federal funds effective rate, or rates determined by a competitive bid. LIBOR loans include a spread based upon the senior debt rates of AMERCO. Facility fees paid are based upon the amount of credit line. As of March 31, 2002, loans outstanding under the revolving credit line totaled $283,000,000. The revolver was refinanced in June 2002. See Note 22.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

5.  NOTES AND LOANS PAYABLE, continued

         At March 31, 2002, AMERCO had borrowed $12,500,000, representing short-term borrowings, from its total uncommitted lines of credit of $59,694,000.

                                 Revolving credit activity       Short-term borrowing
                                         Year ended                    Year ended
                                ---------------------------    --------------------------
                                   2002      2001      2000      2002      2001      2000
                                ---------------------------    --------------------------
                                       (in thousands, except interest rates)
 Weighted average interest
   rate during the year           3.53%      6.36%     5.90%     3.59%     6.67%     6.13%
 Interest rate at year end        2.44%      5.68%     6.26%     2.63%     5.96%     6.32%
 Maximum amount outstanding
   during the year           $  283,000   258,000   365,000    33,553    41,500    52,000
 Average amount outstanding
   during the year           $  224,667    86,000   235,500    23,531    18,458    13,542
 Facility fees               $      507       507       508       N/A       N/A      N/A

        AMERCO has entered into interest rate swap agreements (SWAPS) to potentially mitigate the impact of changes in interest rates on its floating rate debt. These agreements effectively change AMERCO's interest rate exposure on $45,000,000 of floating rate notes to a weighted average fixed rate of 8.63%. The SWAPS mature at the time the related notes mature. Incremental interest expense associated with SWAP activity was $2,381,000, $1,027,000 and $1,935,000 during 2002, 2001 and 2000, respectively.

        At March 31, 2002, interest rate swap agreements with an aggregate notional amount of $45,000,000 were outstanding. Management estimates that at March 31, 2002 and 2001, AMERCO would be required to pay $2,872,000 and $3,696,000, respectively, to terminate the agreements. Such amounts were determined from current treasury rates combined with SWAP spreads on agreements outstanding.

        During fiscal year 2002, AMERCO paid down $102,500,000 of 7.44% to 7.52% Medium Term Notes.

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

        Certain of AMERCO's credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, maintaining certain financial ratios and placing certain additional liens on its properties and assets. At March 31, 2002, AMERCO was in compliance with these covenants.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

5.  NOTES AND LOANS PAYABLE, continued

         The annual maturities of long-term debt, excluding short-term borrowings, of AMERCO for the next five years adjusted for subsequent activity (if the revolving credit lines are outstanding to maturity), are presented in the table below:

                                                 Year Ended
                        --------------------------------------------------------------
                          2003      2004       2005      2006      2007     Thereafter
                        --------------------------------------------------------------
                                          (in thousands)
Mortgages             $      30        32         23        26        28           65
Capital Lease                --        --     14,793        --        --           --
Fair Market Value
 SWAP                        97        97         97        97        97          290
Medium-Term and
  Other Notes           150,015   175,015    205,000        --    30,000      174,500
Revolving Credit         78,000        --    205,000        --        --           --
                       ---------------------------------------------------------------
                      $ 228,142   175,144    424,913       123    30,125      174,855
                       ===============================================================

        Interest paid in cash amounted to $77,902,000, $92,622,000 and $77,529,000 for fiscal years 2002, 2001 and 2000, respectively.

        SAC Holdings'notes and loans payable, non-recourse to AMERCO consist of the following:

                                                            March 31,
                                                     ----------------------
                                                       2002           2001
                                                     ----------------------
                                                          (in thousands)

      Notes payable, secured, bearing interest rates
         ranging from 7.50% to 8.82%, due
         between 2009 and 2032                        $   566,243    375,533

      Less discounts on notes payable                 $    (8,482)   ( 2,207)
                                                        ---------------------
                                                      $   557,761    373,326
                                                        =====================

        Secured notes payable are secured by deeds of trusts on the collateralized land and buildings. Principal and interest payments on notes payable to third-party lenders are due monthly. Certain notes payable contain provisions whereby the loans may not be prepaid at any time prior to the maturity date without payment to the lender of a Yield Maintenance Premium, as defined in the loan agreements. The loans on a portfolio of sixteen properties are cross-collateralized and cross-defaulted.

        At June 30, 2002, certain subsidiaries of SAC Holdings were in technical default of certain covenants related to the failure to deliver timely financial statements pursuant to certain of its agreements. Such amounts have been reflected as current in the table below. AMERCO is neither a guarantor nor a party to the borrowings of SAC Holdings or any of its subsidiaries.

        The annual maturities of long-term debt for the next five years adjusted for subsequent activity (if the revolving credit lines are outstanding to maturity), are presented in the table below:

                                                    Year Ended
                            ------------------------------------------------------------
                              2003      2004       2005      2006      2007   Thereafter
                            ------------------------------------------------------------
                                          (in thousands)
Notes payable, secured     $137,313     5,317     122,868   6,255    6,785      279,233
                            ============================================================

        Interest paid in cash amounted to $33,803,000, $23,694,000 and $17,571,000 for fiscal years 2002, 2001 and 2000, respectively.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

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

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

7.  ACCUMULATED OTHER COMPREHENSIVE INCOME

        A summary of accumulated comprehensive income components follows:

                                                    Unrealized   Fair market  Accumulated
                                         Foreign    gain/(loss)   value of       other
                                        currency       on        cash flow    comprehensive
                                       translation  investments    hedge        income
                                       -------------------------------------------------
                                                       (in thousands)
     Balance at March 31, 2001        $ (35,562)    (2,523)     (2,624)      (40,709)
     Foreign currency translation        (4,242)       -           -          (4,242)
     Fair market value of cash
       flow hedge, net of taxes
       of $(336)                            -          -           130           130
     Unrealized gain on
       investments, net of
       taxes of $8,029                      -       12,437         -          12,437
                                        --------------------------------------------


     Balance at March 31, 2002        $ (39,804)     9,914      (2,494)      (32,384)
                                        ============================================

     Balance at March 31, 2000        $ (28,310)   (12,568)     (1,439)      (42,317)
     Foreign currency translation        (7,252)       -           -          (7,252)
     Fair market value of cash
       flow hedge, net of taxes
       of $(638)                            -          -        (1,185)       (1,185)
     Unrealized loss on
       investments, net of
       taxes of $4,369                      -       10,045         -          10,045
                                        --------------------------------------------

     Balance at March 31, 2001        $ (35,562)    (2,523)     (2,624)      (40,709)
                                        ============================================

8.  EARNINGS PER SHARE

        The following table reflects the calculation of earnings per share:

                                                  Income       Shares      Per Share
                                               (Numerator)  (Denominator)    Amount
                                               ------------------------------------
                                                  (in thousands, except share and
                                                          per share data)
     Year ended March 31, 2002
     Earnings from operations before
       extraordinary loss on early
       extinguishment of debt                $    2,721
     Less:  preferred stock dividends           (12,961)
                                                ------
     Basic loss per share
       Loss from operations before
         extraordinary loss on early
         extinguishment of debt available
         to common stockholders                 (10,240)      21,022,712   $ (0.49)
     Extraordinary loss on early
       extinguishment of debt, net                  --                          --
                                                  -----                       ----
     Net loss                                   (10,240)                     (0.49)
     Effects of dilutive securities
       preferred stock conversion                   --                --
                                                 ------       ----------
     Diluted loss per share
       Net loss                              $  (10,240)      21,022,712   $ (0.49)
                                                 ======       ==========      ====

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

8.  EARNINGS PER SHARE, continued

                                                 Income       Shares     Per Share
                                              (Numerator)  (Denominator)   Amount
                                              ------------------------------------
                                                 (in thousands, except share and
                                                         per share data)
     Year ended March 31, 2001
     Earnings from operations before
       extraordinary loss on early
       extinguishment of debt               $    1,012
     Less:  preferred stock dividends          (12,963)
                                                ------
     Basic earnings per share
       Loss from operations before
         extraordinary loss on early
         extinguishment of debt available
         to common stockholders                 (9,830)      21,486,370   $ (0.46)
     Extraordinary loss on early
       extinguishment of debt, net              (2,121)                     (0.10)
                                                 -----                       ----
     Net loss                                  (11,951)                     (0.56)
     Effects of dilutive securities
       preferred stock conversion                  --                --
     Diluted loss per share
       Net loss                             $  (11,951)      21,486,370   $ (0.56)
                                                ======       ==========      ====


     Year ended March 31, 2000
     Earnings from operations before
       extraordinary loss on early
       extinguishment of debt               $   63,184
     Less:  preferred stock dividends          (13,641)
                                                ------
     Basic earnings per share
       Earnings from operations before
         extraordinary loss on early
         extinguishment of debt available
         to common stockholders                 49,877       21,934,390   $  2.27
     Extraordinary loss on early
       extinguishment of debt, net                (334)                     (0.01)
                                                ------                       ----
     Net earnings                               49,543                       2.26
     Effects of dilutive securities
       Preferred stock conversion                  537          291,667
                                                ------       ----------
     Diluted earnings per share
       Net earnings                         $   50,080       22,226,057   $  2.25
                                                ======       ==========      ====

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

9.  INCOME TAXES

         The components of the consolidated expense for income taxes applicable to operations are as follows:

                                            Year ended
                         -------------------------------------------------------
                         2002                  2001               2000
                         -------------------------------------------------------
                                          (in thousands)
Current:
  Federal              $ 18,607                  -              1,192
  State                   5,637                951              1,068
    Foreign                 923              1,042                  -

Deferred:
  Federal               (20,235)               689             31,953
  State                  (2,674)                19              2,293
  Foreign                     -                  -               (331)
                       ---------------------------------------------------------
                       $  2,258              2,701             36,175
                       =========================================================

         Income taxes paid in cash amounted to $4,856,000, $3,450,000 and $1,522,000 for fiscal years 2002, 2001 and 2000, respectively.

         Actual tax expense reported on earnings from operations differs from the "expected" tax expense amount (computed by applying the United States federal corporate tax rate of 35% in 2002, 2001 and 2000) as follows:

                                                             Year ended
                                           -----------------------------------------------
                                             2002               2001                2000
                                           -----------------------------------------------
                                                            (in thousands)
Computed "expected" tax

  expense                                   $ 1,876              2,220              34,956
Increases (reductions) in taxes
  resulting from:
    Tax-exempt interest income                 (178)               (55)               (145)
    Dividends received deduction                 (1)                (1)
    Canadian subsidiary
      (income)loss                           (1,286)              (402)               (536)
    Federal tax benefit of
      state and local taxes                    (814)            (1,031)             (1,064)
    Other                                    (1,225)               (42)                (66)
                                           ------------------------------------------------
       Actual federal tax
        expense                              (1,628)               689              33,145
    State and local income tax
      expense                                 3,886              2,012               3,030
                                           ------------------------------------------------
      Actual tax expense
        of operations                       $ 2,258              2,701              36,175
                                            ===============================================

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

9.  INCOME TAXES, continued

         Deferred tax assets and liabilities are comprised as follows:

                                                March 31,
                                        --------------------
                                            2002      2001
                                        --------------------
                                            (in thousands)
    Deferred tax assets
    Benefit of tax net

      operating loss and credit
      carryforwards                     $  42,349    72,452
    Accrued expenses                       16,018    22,728
    Deferred revenue from
      sale/leaseback                        8,348     9,001
    Policy benefits and losses,
      claims and loss expenses
      payable, net                          7,215     7,807
    Other                                   1,549     1,550
                                        --------------------
    Sub-Total deferred tax assets          75,479   113,538
    Less Valuation Allowance              (14,048)   (8,927)
         Total deferred tax assets         61,431   104,611
                                        --------------------
    Deferred tax liabilities

    Property, plant and equipment         156,274   179,580
    Deferred policy acquisition costs       8,432     7,574
                                        --------------------
         Total deferred tax liabilities   164,706   187,154
                                        --------------------
          Net deferred tax liability    $ 103,275    82,543
                                        ====================

         The deferred tax asset was reduced by use of a portion of the net operating loss carryforward to offset a related party gain that increased additional paid in capital.

         In light of AMERCO's history of profitable operations, management has concluded that it is more likely than not that AMERCO will ultimately realize the full benefit of its deferred tax assets. Accordingly, AMERCO believes that a valuation allowance is not required at March 31, 2002 and 2001. See also Note 15 of Notes to Consolidated Financial Statements.

         Under the provisions of the Tax Reform Act of 1984 (the Act), the balance in Oxford's account designated "Policyholders' Surplus Account" is frozen at its December 31, 1983 balance of $19,251,000. Federal income taxes (Phase III) will be payable thereon at applicable current rates if amounts in this account are distributed to the stockholder or to the extent the account exceeds a prescribed maximum. Oxford did not incur a Phase III liability for the years ended December 31, 2001, 2000 and 1999.

         The Company is currently under IRS examination for the years 1996 and 1997. The IRS has proposed adjustments to the 03/31/97 and 03/31/96 tax returns in the amount of $233,093,000 and $99,021,000, respectively, resulting in tax delinquencies of $9,332,000 for 1997 and $5,497,000 for 1996. Nearly all of the adjustments are attributable to denials of deductions claimed by the Company for certain payments made in resolution of the litigation with certain members of the Shoen family and their corporations. An unfavorable result could result in substantial cash payments, but is expected to have have minimal, if any, impact on consolidated results of operations. The Company plans to vigorously contest the IRS adjustments.

         At March 31, 2002, AMERCO and RepWest have non-life net operating loss carryforwards available to offset federal taxable income in future years of $89,005,000 for tax purposes. These carryforwards expire in 2011 through 2012. AMERCO has alternative minimum tax credit carryforwards of $20,327,000 which do not have an expiration date, but may only be utilized in years in which regular tax exceeds alternative minimum tax. The use of certain carryforwards may be limited or prohibited if a reorganization or other change in corporate ownership were to occur.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

9. INCOME TAXES, continued

         During 1994, Oxford distributed its investment in RepWest common stock as a dividend to its parent at book value. As a result of such dividend, a deferred intercompany gain arose due to the difference between the book value and fair value of such common stock. However, such gain can only be triggered if certain events occur. To date, no events have occurred which would trigger such gain recognition. No deferred taxes have been provided in the accompanying consolidated financial statements as management believes that no events have occurred to trigger such gain.

10.  TRANSACTIONS WITH FLEET OWNERS AND OTHER RENTAL EQUIPMENT OWNERS

         Independent rental equipment owners (fleet owners) own approximately 5% of all U-Haul rental trailers and 0.01% of certain other rental equipment. There are approximately 1,363 fleet owners, including certain officers, directors, employees and stockholders of AMERCO. All rental equipment is operated under contract with U-Haul whereby U-Haul administers the operations and marketing of such equipment and in return receives a percentage of rental fees paid by customers. Based on the terms of various contracts, rental fees are distributed to U-Haul (for services as operators), to the fleet owners (including certain subsidiaries and related parties of U-Haul) and to Rental Dealers (including Company-operated U-Haul Centers).

         RepWest insures and reinsures certain risks of U-Haul customers and independent fleet owners. Premiums earned on these policies were $17,800,000, $17,300,000 and $22,700,000 during the years ended December 31, 2001, 2000 and
1999, respectively.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

11. EMPLOYEE BENEFIT PLANS

         AMERCO employees participate in the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan (the Plan) which is designed to provide all eligible employees with savings for their retirement and to acquire a proprietary interest in AMERCO.

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

         No contributions were made to the profit sharing plan in fiscal year 2002, 2001, or 2000.

         AMERCO has arranged financing to fund the ESOP trust (ESOT) and to enable the ESOT to purchase shares. Below is a summary of the financing arrangements:

                             Amount outstanding
          Financing                as of                   Interest Payments
             Date              March 31, 2002          2002       2001        2000
-----------------------------------------------------------------------------------
                                            (in thousands)
         May 1990                   -                   -            8          16
         June 1991               13,022               1,210      1,113       1,192
         March 1999                 163                  14         16         -
         February 2000              967                  74        -           -

         Shares are released from collateral and allocated to active employees based on the proportion of debt service paid in the plan year. Contributions to the ESOT charged to expense were $1,535,000, $1,627,000 and $1,771,000 for fiscal years 2002, 2001 and 2000, respectively.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

11.  EMPLOYEE BENEFIT PLANS, continued

         The shares held by ESOP as of March 31 were as follows:

                                      Shares issued           Shares issued
                                           prior to              subsequent to
                                    December 31, 1992       December 31, 1992
                                    --------------------------------------------
                                     2002        2001        2002        2001
                                    --------------------------------------------
                                                  (in thousands)
Allocated shares                    1,397       1,467         277         239
Shares committed to be released       -           -            11          12
Unreleased shares                     258         293         588         628

Fair value of unreleased shares  $  3,581       3,812      10,237      13,341
                                 ===============================================


         For purposes of the schedule, fair value of unreleased shares issued prior to December 31, 1992 is defined as the historical cost of such shares. Fair value of unreleased shares issued subsequent to December 31, 1992 is defined as the March 31 trading value of such shares for 2002 and 2001.

         Oxford insures various group life and group disability insurance plans covering employees of the consolidated group. Premiums earned were $1,600,000, $1,424,000 and $1,276,000 during the years ended December 31, 2001, 2000 and 1999, respectively, and were eliminated in consolidation.

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

         The components of net periodic postretirement benefit cost for 2002, 2001 and 2000 are as follows:

                                                       2002       2001       2000
                                                    ------------------------------
                                                              (in thousands)
Service cost for benefits earned
  during the period                                 $   259        228        330
Interest cost on accumulated
  postretirement benefit                                302        276        338
Other components                                       (315)      (340)      (239)
                                                    ------------------------------
Net periodic postretirement benefit cost            $   246        164        429
                                                    ==============================

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

12.  POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS, continued

         The 2002 and 2001 postretirement benefit liability included the following components:

                                                                  2002       2001
                                                               --------------------
                                                                  (in thousands)
Beginning of year                                              $  4,097      3,615
  Service cost                                                      259        228
  Interest cost                                                     302        276
  Benefit payments and expense                                      (81)       (86)
  Actuarial loss                                                    405         64
                                                               --------------------
Accumulated postretirement benefit obligation                     4,982      4,097
Unrecognized net gain                                             4,107      4,827
                                                               --------------------
                                                               $  9,089      8,924
                                                               ====================

         The discount rate assumptions in computing the information above were as follows:

                                                         2002       2001      2000
                                                         --------------------------
Accumulated postretirement benefit obligation            7.25%      7.50%     7.75%

         The year-to-year fluctuations in the discount rate assumptions primarily reflect changes in U.S. interest rates. The discount rate represents the expected yield on a portfolio of high-grade (AA-AAA rated or equivalent) fixed-income investments with cash flow streams sufficient to satisfy benefit obligations under the plans when due.

         The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 5.8% in 2002, declining annually to an ultimate rate of 4.20% in 2015.

         If the health care cost trend rate assumptions were increased by 1.00%, the accumulated postretirement benefit obligation as of March 31, 2002 would be increased by approximately $219,000 and a decrease of 1.00% would reduce the accumulated postretirement benefit obligation by $241,000.

         Postemployment benefits, other than retirement, provided by AMERCO are not material.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

13.  REINSURANCE

         In the normal course of business, RepWest and Oxford assume and cede reinsurance on both a coinsurance and risk premium basis. RepWest and Oxford obtain reinsurance for that portion of risks exceeding retention limits. The maximum amount of life insurance retained on any one life is $150,000.

         A summary of reinsurance transactions by business segment follows:

                                                                              Percentage
                                            Ceded       Assumed               of amount
                                 Direct    to other    from other     Net     assumed to
                                 amount    companies   companies    amount        net
                              ---------------------------------------------   ----------
                                                    (in thousands)
Year ended December 31, 2001
----------------------------
   Life insurance
     in force                 $ 2,088,898   925,608     1,732,122  2,895,412       60%
                              ==================================================
   Premiums earned:
     Life                     $    21,437     8,889        14,083     26,631       53%
     Accident and
       health                     116,445    18,265        28,051    126,231       22%
     Annuity                        1,651       -           3,939      5,590       70%
     Property -
       casualty                   237,644    55,301        91,699    274,042       33%
                              --------------------------------------------------
          Total               $   377,177    82,455       137,772    432,494
                              ==================================================

                                                                               Percentage
                                             Ceded       Assumed               of amount
                                  Direct    to other    from other     Net     assumed to
                                  amount    companies   companies    amount       net
                              ----------------------------------------------   ----------
                                                   (in thousands)
Year ended December 31, 2000
----------------------------
   Life insurance

     in force                 $ 1,736,332   923,472     1,812,548  2,625,408       69%
                              ==================================================
   Premiums earned:
     Life                     $    23,666     2,493         8,232     29,405       28%
     Accident and
       health                      72,593    15,195        16,884     74,282       23%
     Annuity                          574       -           6,932      7,506       92%
     Property -
       casualty                   154,998    33,182        96,281    218,097       44%
                              --------------------------------------------------
          Total               $   251,831    50,870       128,329    329,290
                              ==================================================

                                                                               Percentage
                                            Ceded       Assumed                of amount
                                  Direct   to other    from other     Net      assumed to
                                  amount   companies   companies    amount        net
                              ----------------------------------------------   ----------
                                                    (in thousands)
Year ended December 31, 1999
----------------------------
   Life insurance

     in force                 $ 1,508,961   932,004     1,930,832  2,507,789       77%
                              ==============================================
   Premiums earned:
     Life                     $    26,745     2,527         6,480     30,698       21%
     Accident and
       health                      43,833    15,121        29,377     58,089       51%
     Annuity                           69         3         6,269      6,335       99%
     Property -
       casualty                   111,488    27,004        89,319    173,803       51%
                              ----------------------------------------------
          Total               $   182,135    44,655       131,445    268,925
                              ==============================================

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

13.  REINSURANCE, continued

         RepWest is a reinsurer of municipal bond insurance through an agreement with MBIA, Inc. Premiums generated through this agreement are recognized on a pro rata basis over the contract coverage period. Unearned premiums on this coverage were $4,300,000 as of December 31, 2001 and 2000, respectively. RepWest's share of case loss reserves related to this coverage was insignificant at December 31, 2001. RepWest's aggregate exposure for Class 1 municipal bond insurance was $849,000,000 as of December 31, 2001.

         To the extent that a reinsurer is unable to meet its obligation under the related reinsurance agreements, RepWest would remain liable for the unpaid losses and loss expenses. Pursuant to certain of these agreements, RepWest holds letters of credit of $8,400,000 from reinsurers. RepWest has issued letters of credit of approximately $18,000,000 in favor of certain ceding companies.

         RepWest insures and reinsures general liability, auto liability and workers' compensation coverage for member companies of the consolidated group. Premiums earned by RepWest on these policies were $12,829,000, $6,091,000 and $6,878,000 during the years ended December 31, 2001, 2000 and 1999, respectively, and were eliminated in consolidation.

14.  CONTINGENT LIABILITIES AND COMMITMENTS

         AMERCO uses certain equipment and occupies certain facilities under operating lease commitments with terms expiring through 2079. Lease expense was $174,973,000, $178,458,000 and $136,044,000 for the years ended 2002, 2001 and
2000, respectively. During the year ended March 31, 2002, a subsidiary of U-Haul entered into six transactions, whereby AMERCO sold rental trucks, which were subsequently leased back. AMERCO has guaranteed $203,013,000 of residual values at March 31, 2002, for these assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions similar to covenants disclosed in Note 5 of Notes to Consolidated Financial Statements for notes payable and loan agreements. See also Note 13.

         Following are the lease commitments for leases having terms of more than one year:

                             March 31, 2002
                      ---------------------------
                      Property, plant      Rental
      Year ended    and other equipment    fleet       Total
      ------------------------------------------------------
                             (in thousands)
      2003               $ 1,231          151,585    152,816
      2004                   982           62,316     63,298
      2005                   928           50,864     51,792
      2006                   917           88,690     89,607
      2007                   771           71,798     72,569
      Thereafter             524           33,690     34,214
                         -----------------------------------
                         $ 5,353          458,943    464,296
                         ===================================

         The Company, at the expiration of the lease, has the option to renew the lease, purchase the units for fair market value, or sell the units to a third party on behalf of the lessor. On or before a specific date prior to the expiration date of the lease, the Company has the ability to exercise a TRAC option. Under this provision the Company has the right to purchase the units at a specified price. At March 31, 2002, U-Haul exercised one purchase option totaling $972,000.

                   AMERICO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

14.  CONTINGENT LIABILITIES AND COMMITMENTS, continued

         The Company maintains credit facilities and leasing agreements, collectively the Lease Facilities. Under these Lease Facilities, the lessor acquires land to be developed for storage locations with advances of funds (the Advances) made by certain parties to the facilities. AMERCO separately leases the land and improvements, including completed locations (the Properties) under the facilities and respective lease supplements.

         In December of 1996, AMERCO executed a $100,000,000 Lease Facility with a number of financial institutions, which was amended and restated in July 1999 to $170,000,000. This credit facility related to this LeaseFacility terminated in July of 2001, however the leasing agreement under which AMERCO leases the Properties does not terminate until July of 2004. In September 1999, and April of 2001, AMERCO entered into additional Lease Facilities for available credit of $125,000,000 and $61,739,000, respectively. Both the Credit Facility and the Leasing Agreement for the respective facilities expire in September 2004 and April 2004, respectively. Available credit under the Lease Facilities totaled $80,761,000 and $63,334,000 at March 31, 2002 and 2001 respectively.

         As of March 31, 2002 the Company leased property valued at $255,032,000 under the Lease Facilities, of this, $118,002,000 represents properties qualifying as operating leases and $137,030,000 has been financed by the Company through the Lease Facility.

         The facilities contain certain restrictions similar to those contained in Note 5. Upon occurrence of any event of default, the lessor may rescind or terminate any or all leases and, among other things, require AMERCO to repurchase any or all of the properties. The facilities have a three-year term, with options for successive one-year renewal terms subject to consent of other parties.

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

         Compliance with environmental requirements of federal, state and local governments significantly affects Real Estate's business operations. Among other things, these requirements regulate the discharge of materials into the water, air and land and govern the use and disposal of hazardous substances. Real Estate is aware of issues regarding hazardous substances on some of its properties. Real Estate regularly makes capital and operating expenditures to stay in compliance with environmental laws and has put in place a remedial plan at each site where it believes such a plan is necessary. Since 1988, Real Estate has managed a testing and removal program for underground storage tanks. Under this program, over 3,000 tanks have been removed at a cost of $43.7 million.

         A subsidiary of U-Haul, INW Company (INW), owns one property located within two different state hazardous substance sites in the State of Washington. The sites are referred to as the "Yakima Valley Spray Site" and the "Yakima Railroad Area." INW has been named as a "potentially liable party" under state law with respect to this property as it relates to both sites. As a result of the cleanup costs of approximately $5.5 to $10.0 million required by the State of Washington, INW filed for reorganization under the federal bankruptcy laws in May of 2001. The potential liability to INW could be in the range of $2.0 million to $5.5 million.

         Based upon the information currently available to Real Estate, compliance with the environmental laws and its share of the costs of investigation and cleanup of known hazardous waste sites are not expected to have a material adverse effect on AMERCO's financial position or operating results.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

15.  LEGAL PROCEEDINGS

         On October 1, 1996, AMERCO made the final payment of approximately $448,100,000 to the plaintiffs (non-management shareholders and their affiliates) in the full settlement of a legal dispute related to control of AMERCO. As a result, the plaintiffs that owned AMERCO stock were required to transfer all of their shares of common stock to AMERCO. The total number of shares transferred was 18,254,976. AMERCO has deducted for income tax purposes approximately $372,000,000 of payments previously made to the former shareholders. While AMERCO believes that such income tax deductions are appropriate, there can be no assurance that such deductions ultimately will be allowed in full. See Note 9.

         Pursuant to the $7.5 million settlement of a class action lawsuit relating to overtime compensation and brought on behalf of current and former Moving Center General Managers in California, Sarah Saunders, et al. vs. U-Haul Company of California, Inc., final payment was made on April 5, 2002.

         On July 20, 2000, Charles Kocher ("Kocher") filed suit in Wetzel County, West Virginia, Civil Action No. 00-C-51-K, entitled Charles Kocher v. Oxford Life Insurance Co. ("Oxford") seeking compensatory and punitive damages for breach of contract, bad faith and unfair claims settlement practices arising from an alleged failure of Oxford to properly and timely pay a claim under a disability and dismemberment policy. Kocher purchased the policy in conjunction with the purchase of a $7,800 used pick-up truck. Although Oxford violated no pretrial discovery order and had never been on notice of the possibility of sanctions for its pretrial conduct, immediately prior to trial, the court sanctioned Oxford by directing a verdict against Oxford on liability for compensatory and punitive damages. Therefore, the only issue presented to the jury was the amount of compensatory and punitive damages. On March 22, 2002, the jury returned a verdict of $5 million in compensatory damages and $34 million in punitive damages. On June 10, 2002, the trial court heard argument on Oxford's "Motion for New Trial Or, in The Alternative, Remittitur." On June 28, 2002 the parties submitted proposed draft orders from which the trial court will fashion its Final Judgment. Management does not believe that the sanction imposed against Oxford is sustainable and expects the sanction to be overturned. Accordingly, no amounts have been recorded related to this matter. Moreover, Management does not believe that the jury award has any reasonable nexus to the actual harm suffered by Kocher and, therefore, is not sustainable.

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

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

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

18.  RELATED PARTY TRANSACTIONS

         AMERCO has related party transactions with certain major stockholders, directors and officers of the consolidated group as disclosed in Notes 2, 6, 10 and 16 of Notes to Consolidated Financial Statements and below. Management believes that the transactions described in the related notes and below were consummated on terms equivalent to those that would prevail in arm's-length transactions.

         During the year ended 2001, AMERCO sold $10,510,000 of remanufactured engines and small automotive parts and purchased $53,671,000 of automotive parts and tools from a company wherein a major stockholder, director and officer of AMERCO formerly had a beneficial minority ownership interest. The related party interest ceased to exist as of December 31, 2000.

         During the year ended 2001, AMERCO purchased $1,090,000 of rebuilt torque converters and other related transmission parts from a company wherein an owner was a family member of a major stockholder, director and officer of AMERCO. The related party interest ceased to exist as of December 31, 2000.

         During the years ended 2002, 2001 and 2000, AMERCO purchased $3,238,000, $3,460,000 and $3,371,000, respectively, of printing services from a company wherein an owner is related to a major stockholder, director and officer of AMERCO.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

19.  SUPPLEMENTAL CASH FLOW INFORMATION

         The (increase) decrease in receivables, and inventories and increase (decrease) in accounts payable and accrued expenses net of other operating and investing activities follows: Year ended

                                                      Year ended
                                     -------------------------------------------
                                         2002            2001            2000
                                     -------------------------------------------
                                                    (in thousands)
         Receivables                 $  27,899        (54,369)          (24,769)
                                     ===========================================
         Inventories                 $   7,723          (289)            (3,794)
                                     ===========================================
         Accounts payable and
           accrued expenses          $  (17,763)       (9,479)          (19,109)
                                     ===========================================

20.  SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE SUBSIDIARIES

         A summarized consolidated balance sheet for RepWest is presented below:

                                                                December 31,
                                                       -------------------------
                                                             2001        2000
                                                       -------------------------
                                                              (in thousands)
      Investments, securities                          $   362,569     409,535
      Investments, other                                    95,918      34,062
      Receivables                                          230,228     200,651
      Deferred policy acquisition costs                     16,209      21,637
      Due from affiliate                                    89,939      43,121
      Deferred federal income taxes                         12,048      13,167
      Other assets                                          12,909      11,961
                                                       ------------------------
          Total assets                                 $   819,820     734,134
                                                       ========================
      Policy liabilities and accruals                  $   459,867     372,328
      Unearned premiums                                     91,725     107,768
      Other policyholders' funds and liabilities            54,203      61,952
                                                       ------------------------
          Total liabilities                                605,795     542,048

      Stockholder's equity                                 214,025     192,086
                                                       ------------------------
            Total liabilities and stockholder's equity $   819,820     734,134
                                                       ========================


         A summarized consolidated income statement for RepWest is presented below:

                                                    Year ended December 31,
                                                 ----------------------------
                                                 2001        2000        1999
                                                 ----------------------------
                                                      (in thousands)
    Premiums                                 $ 274,042     218,097     173,803
    Net investment income                       27,614      29,103      33,004
                                             ---------------------------------
        Total revenue                          301,656     247,200     206,807

    Benefits and losses                        269,115     204,133     150,543
    Amortization of deferred policy
      acquisition costs                         22,068      16,308      13,358
    Operating expenses                          78,656      56,653      34,972
                                             ---------------------------------
        Total expenses                         369,839     277,094     198,873
          Income from operations               (68,183)    (29,894)      7,934
    Income tax benefit (expense)                23,802      10,494      (2,611)
                                             ---------------------------------
          Net income(loss)                   $ (44,381)    (19,400)      5,323
                                             =================================

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

20. SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE SUBSIDIARIES, continued

         A summarized consolidated balance sheet for Oxford is presented below:

                                                                December 31,
                                                             -----------------
                                                             2001        2000
                                                             -----------------
                                                              (in thousands)
      Investments, fixed maturities                    $   632,306     542,947
      Investments, other                                   172,281     171,684
      Receivables                                           26,689      27,430
      Deferred policy acquisition costs                     85,099      78,170
      Deferred federal income taxes                            -           304
      Other assets                                          12,996      29,776
                                                       ------------------------
          Total assets                                 $   929,371     850,311
                                                       ========================
      Policy liabilities and accruals                  $   177,751     185,038
      Premium deposits                                     572,793     522,207
      Other policyholders' funds and liabilities            27,718      21,525
      Due to affiliate                                      10,660      10,942
      Deferred federal income taxes                         11,642      10,793
                                                       ------------------------
          Total liabilities                                800,564     750,505

      Stockholder's equity                                 128,807      99,806
                                                       ------------------------
            Total liabilities and stockholder's equity $   929,371      850,311
                                                       ========================


         A summarized consolidated income statement for Oxford is presented below:

                                                    Year ended December 31,
                                                 ----------------------------
                                                 2001        2000        1999
                                                 ----------------------------
                                                      (in thousands)
    Premiums                                 $ 160,052     112,616      96,406
    Net investment income                       26,980      22,166      21,540
                                             ---------------------------------
        Total revenue                          187,032     134,782     117,946

    Benefits and losses                        120,407      79,233      59,049
    Amortization of deferred policy
      acquisition costs                         18,583      19,638      21,629
    Operating expenses                          36,992      28,962      23,078
                                             ---------------------------------
        Total expenses                         175,982     127,833     103,756
          Income from operations                11,050       6,949      14,190
    Income tax expense                          (3,847)     (2,298)     (4,117)
                                             ---------------------------------
          Net income                         $   7,203       4,651      10,073
                                             =================================

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

             Notes to Consolidated Financial Statements, continued

20. SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE SUBSIDIARIES, continued

         Applicable laws and regulations of the State of Arizona require maintenance of minimum capital determined in accordance with statutory accounting practices in the amount of $450,000 for Oxford and $1,000,000 for RepWest. In addition, the amount of dividends which can be paid to stockholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. Statutory surplus which can be distributed as dividends is $82,000 for Oxford and $15,200,000 for RepWest at December 31, 2001.

         The Regulatory authorities impose minimum risk-based capital ("RBC") requirements that were developed by the NAIC, on insurance enterprises. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on perceived degree of risk. Regulatory compliance is determined by a ratio of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The RBC measures of the Company, NAI and CFLIC as of December 31, 2001 were all above the minimum standards.

         Audited statutory net income(loss) for RepWest for the years ended December 31, 2001, 2000 and 1999 was $(36,615,000), $(28,116,000) and
$9,907,000, respectively; audited statutory capital and surplus was $151,604,000 and $117,430,000 at December 31, 2001 and 2000, respectively.

         Audited statutory net income (loss) for Oxford for the years ended December 31, 2001, 2000 and 1999 was $(1,289,000), $6,626,000 and $1,599,000,
respectively; audited statutory capital and surplus was $77,956,000 and $53,473,000 at December 31, 2001 and 2000, respectively.

         On November 13, 2000, Oxford acquired all of the issued and outstanding shares of Christian Fidelity Life Insurance Company (CFLIC)in an exchange of cash for stock, for $37,586,000. CFLIC's premium volume is primarily from the sale of Medicare Supplement products.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

21.  INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA

         Information concerning operations by industry segment follows:

                      Moving                  Property/                  Adjustments
                   and Storage       Real     Casualty       Life            and
                   Operations(1)    Estate    Insurance    Insurance     Eliminations    Consolidated
                   ----------------------------------------------------------------------------------
                                                 (in thousands)
Fiscal year 2002
----------------
Revenues:
 Outside           $1,584,952       8,800      288,826     185,432              --        2,068,010
 Intersegment              --      78,649       12,830       1,600         (93,079)              --
                   ----------------------------------------------------------------------------------
 Total revenue     $1,584,952      87,449      301,656     187,032         (93,079)       2,068,010

Depreciation/
 amortization      $  117,784      10,822       22,068      18,766              --          169,440

Interest expense   $  116,345      34,299           --          --         (34,299)         116,345

Pretax earnings    $   24,220      37,892      (68,183)     11,050              --            4,979

Income tax

 benefit(expense)  $   (8,919)    (13,294)      23,802      (3,847)             --           (2,258)

Identifiable
 assets at
 March 31, 2002    $1,881,800     597,295      817,480     929,371        (452,491)       3,773,455

Fiscal year 2001
----------------
Revenues:
 Outside           $1,499,916      13,659      241,109     133,358              --        1,888,042
 Intersegment              --      69,379        6,091       1,424         (76,894)              --
                   ------------------------------------------------------------------------------------
 Total revenue     $1,499,916      83,038      247,200     134,782         (76,894)       1,888,042

Depreciation/
 amortization      $  108,088      11,005       17,588      20,120              --          156,801

Interest expense   $  114,576      44,265           --          --         (44,265)         114,576

Pretax earnings    $    7,235      21,544      (29,894)      6,949              --            5,834

Income tax
 benefit(expense)  $   (3,357)     (7,540)      10,494      (2,298)             --           (2,701)

Extraordinary
 loss on early
 extinguishment
 of debt, net      $   (2,121)         --           --          --              --           (2,121)

Identifiable
 assets at
 March 31, 2002    $1,676,477     735,999      734,134     850,311        (358,482)       3,638,439

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

21.  INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, continued

                      Moving                Property/               Adjustments
                   and Storage      Real    Casualty      Life          and
                   Operations(1)   Estate   Insurance   Insurance   Eliminations   Consolidated
                   ----------------------------------------------------------------------------
                                               (in thousands)
Fiscal year 2000
----------------
Revenues:
 Outside           $1,410,152       9,365     199,929    116,425            --       1,735,871
 Intersegment              --      71,021       6,878      1,274       (79,173)             --
                   ----------------------------------------------------------------------------
 Total revenue     $1,410,152      80,386     206,807    117,699       (79,173)      1,735,871

Depreciation/
 amortization      $   96,536      10,512      14,819     21,787            --         143,654

Interest expense   $   99,859      39,257          --         --       (39,257)         99,859

Pretax earnings    $   52,115      25,454       7,934     14,190            --          99,693

Income tax
 expense           $   20,517       8,930       2,611      4,117            --          36,175

Extraordinary
 loss on early
 extinguishment
 of debt, net      $     (334)         --          --         --            --            (334)

Identifiable
 assets at
 March 31, 2001    $1,554,706     687,855     664,787    721,311      (337,367)      3,291,292

      (1) Includes SAC Holding Corporations.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
             SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

21.  INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, continued

  Geographic Area Data -             United States    Canada    Consolidated
                                     ---------------------------------------
    (All amounts are in U.S. $'s)                 (in thousands)
  Fiscal year 2002
  ----------------

  Total revenues                      $ 2,015,675      52,335     2,068,010
  Depreciation/amortization           $   164,210       5,230       169,440
  Interest expense                    $   112,153       4,192       116,345
  Pretax earnings                     $      (350)      5,329         4,979
  Income tax expense                  $    (2,403)        145        (2,258)
  Identifiable assets at
    March 31, 2002                    $ 3,655,852     117,603      3,773,455

  Fiscal year 2001
  ----------------

  Total revenues                      $ 1,841,832      46,210     1,888,042
  Depreciation/amortization           $   151,591       5,210       156,801
  Interest expense                    $   111,864       2,712       114,576
  Pretax earnings (loss)              $     3,683       2,151         5,834
  Income tax expense                  $    (2,695)         (6)       (2,701)
  Identifiable assets at
    March 31, 2001                    $ 3,534,344     114,095     3,638,439

  Fiscal year 2000
  ----------------

  Total revenues                      $ 1,697,724      38,147     1,735,871
  Depreciation/amortization           $   139,479       4,175       143,654
  Interest expense                    $    98,932         927        99,859
  Pretax earnings                     $    97,355       2,338        99,693
  Income tax expense                  $   (36,175)        -         (36,175)
  Extraordinary loss                  $      (334)        -            (334)

  Identifiable assets at

    March 31, 2000                    $ 3,229,254      12,038     3,291,292

22.  SUBSEQUENT EVENTS

         On May 7, 2002, AMERCO declared a cash dividend of $3,241,000 ($0.53125 per preferred share) to the Series A preferred stockholders of record as of May 17, 2002.

         In May 2002, AMERCO entered into an agreement with various insurance lenders for $100,000,000 with maturities ranging from 4 to 10 years and fixed interest rates of 7.85% to 9.03%.

         On June 28, 2002, AMERCO entered into an agreement replacing an existing revolver agreement with a 3 year revolver for $205,000,000. The interest rate is based on a spread over LIBOR that will be determined over the term of the agreement.

                SUMMARY OF EARNINGS OF INDEPENDENT TRAILER FLEETS

                             Additional Information

         The following Summary of Earnings of Independent Trailer Fleets is presented for purposes of analysis and is not a required part of the basic financial statements.

                                                                 Years Ended March 31,
                                             --------------------------------------------------------------
                                              2002           2001         2000          1999          1998
                                             --------------------------------------------------------------
                                             (in thousands, except earnings per $100 of average investment)
Earnings data (Note A):
  Fleet Owner income:
    Credited to Fleet Owner gross
      rental income                          $1,028         1,350         1,977         2,191         2,317
    Credited to Trailer Accident
      Fund (Notes D and E)                       61            79           114           144           183
                                             --------------------------------------------------------------
      Total Fleet Owner income                1,089         1,429         2,091         2,335         2,500
                                             --------------------------------------------------------------
  Fleet Owner operation expenses:
    Charged to Fleet Owner (Note C)             532           719           999           873         1,144
    Charged to Trailer Accident
      Fund (Notes D and F)                       15            18            23            27            20
                                             --------------------------------------------------------------
      Total Fleet Owner operation
        expenses                                547           737         1,022           900         1,164
                                             --------------------------------------------------------------
      Fleet Owner earnings before
        Trailer Accident Fund credit,
        depreciation and income taxes           496           631           978         1,318         1,173

  Trailer Accident Fund credit (Note D)          46            61            91           117           163
                                             --------------------------------------------------------------
      Net Fleet Owner earnings before
        depreciation and income taxes        $  542           692         1,069         1,435         1,336
                                             ==============================================================
Investment data (Note A):
  Amount at end of year                      $1,663         2,046         2,654         3,272         3,875
                                             ==============================================================
  Average amount during year                 $1,855         2,350         2,963         3,574         4,639
                                             ==============================================================

      Net Fleet Owner earnings before
        depreciation and income taxes
        per $100 of average investment
        (Note B) (unaudited)                 $20.06         23.38         28.12         29.56         28.79
                                             ==============================================================


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

(C) A summary of operations expenses charged directly to Independent Fleet Owners follows:

                                                                Year ended March  31,
                                                  --------------------------------------------
                                                  2002      2001      2000      1999      1998
                                                  --------------------------------------------
                                                                 (in  thousands)
                  Licenses                        $ 86       124       150       159       285
                  Public liability insurance        65        87       126       134       156
                  Repairs and maintenance          381       508       723       580       703
                                                  --------------------------------------------
                                                  $532       719       999       873     1,144
                                                  ============================================

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

                             Additional Information

(E)      Commissions foregone for transfer to the Trailer Accident Fund follows:



                                                Fleet Owners
                              Subsidiary  ------------------------
                               U-Haul     Subsidiary
                              Companies    Companies   Independent  Total
                              -------------------------------------------
                                             (in thousands)
           Year ended:

           March 31, 2002      $6,385       3,377          61       9,823
           March 31, 2001       6,073       3,191          79       9,343
           March 31, 2000       6,061       3,150         114       9,325
           March 31, 1999       6,081       3,131         144       9,356
           March 31, 1998       6,299       3,208         183       9,690

(F) A summary of Independent Fleet Owner expenses borne by the Trailer Accident Fund follows:



                                                                                                                    Total
                                                          Fleet Owners                                             Trailer
                                 Subsidiary        ---------------------------                      Trailer        Accident
                                   U-Haul          Subsidiary                        Sub            Accident       Repair
                                  Companies        Companies       Independent      Total          Retirements     Expenses
                                 ------------------------------------------------------------------------------------------
                                                                       (in thousands)
           Year ended:

           March 31, 2002          $1,225             647              12           1,884             455           2,339
           March 31, 2001           1,067             561              18           1,646             498           2,144
           March 31, 2000           1,233             641              23           1,897             354           2,251
           March 31, 1999           1,148             591              27           1,766             342           2,108
           March 31, 1998             682             347              20           1,049             408           1,457

(G) Certain reclassifications have been made to the Summary of Earnings of Independent Trailer Fleets for the fiscal years ended 1999 and 1998 to conform with the current year's presentation.

                                   Schedule I

                  Condensed Financial Information of Registrant
                                     AMERCO
                                 Balance Sheets
                                    March 31,

                                                      2002         2001
                                                  ------------------------
                                                       (in thousands)
Assets

   Cash                                           $        71          114
   Investment in subsidiaries                       1,121,630      894,831
   Due from unconsolidated subsidiaries               890,880    1,092,274
   Other assets                                        15,088       15,061
                                                  ------------------------

                                                  $ 2,027,669    2,002,280
                                                  ========================


Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
   Notes and loans payable                        $ 1,030,805    1,156,613
   Other liabilities                                  310,464      239,340
                                                  ------------------------

Stockholders' equity:
   Preferred stock                                        -            -
   Common stock                                        10,563       10,563
   Additional paid-in capital                         405,794      312,128
   Accumulated other comprehensive income             (32,384)     (40,709)

   Retained earnings:
     Beginning of year                                730,942      743,720
     Net earnings                                       1,199          185
     Dividends paid                                   (12,963)     (12,963)
                                                  ------------------------
                                                      719,178      730,942

   Less:
     Cost of common shares in treasury                416,771      406,617
     Unearned employee stock

       ownership plan shares                              (20)         (20)
                                                  ------------------------
          Total stockholders' equity                  686,400      606,327
                                                  ------------------------
                                                  $ 2,027,669    2,002,280
                                                  ========================

         See accompanying notes to condensed financial information and notes to consolidated financial statements incorporated herein by reference.

                  Condensed Financial Information of Registrant
                                     AMERCO
                             Statements of Earnings
                              Years Ended March 31,

                                        2002         2001         2000
                                   -------------------------------------
                                         (in thousands, except share
                                             and per share data)
Revenues
--------

   Net interest income from
     subsidiaries                  $    61,424       61,509       53,504

Expenses
--------

   Interest expense                     90,644       86,963       77,561
   Other expenses                        7,562        5,750        5,823
                                   -------------------------------------

   Total expenses                       98,206       92,713       83,384
                                   -------------------------------------

   Operating loss                      (36,782)     (31,204)     (29,880)

   Equity in earnings of
     unconsolidated subsidiaries        63,698       61,181      126,159

   Income tax expense                  (25,717)     (27,669)     (31,173)

   Extraordinary loss on early
     extinguishment of debt, net            --       (2,121)        (334)
                                   -------------------------------------


      Net earnings                 $     1,199          187       64,772
                                   =====================================

   Earnings per common share
     (both basic and diluted):

   Earnings from operations
     before extraordinary loss
     on early extinguishment of
     debt                          $     (0.56)       (0.50)        2.35
   Extraordinary loss on early
     extinguishment of debt, net           -          (0.10)       (0.02)
                                   -------------------------------------
      Net earnings                 $     (0.56)       (0.60)        2.33
                                   =====================================

   Weighted average common
     shares outstanding             21,022,712   21,486,370   21,934,390
                                    ====================================

         See accompanying notes to condensed financial information and notes to consolidated financial statements incorporated herein by reference.

                  Condensed Financial Information of Registrant
                                     AMERCO
                            Statements of Cash Flows
                              Years Ended March 31,

                                            2002          2001         2000
                                          -----------------------------------
                                                     (in thousands)
Cash flows from operating activities:

Net earnings                              $   1,199          185       64,772
  Amortization, net                             956          826          569
  Gain on sale                              101,994       38,494           --
  Equity in earnings of
    subsidiaries                           (226,799)     (74,948)     (58,499)
  (Increase) decrease in amounts due
    from unconsolidated subsidiaries        201,394      (62,951)     (21,846)
  Net change in operating assets and
    liabilities                              70,528      104,392       68,551
                                          -----------------------------------

Net cash provided by operating
   activities                               149,272        5,998       53,547
                                          -----------------------------------

Cash flows from financing activities:

Net change in short term borrowings         (23,295)     156,070     (146,500)
Proceeds from notes                              --           --      350,000
Leveraged Employee Stock Ownership
  Plan-repayments from loan                      --          137          118
Principal payments on notes                (102,513)    (137,010)    (180,010)
Debt issuance costs                            (390)        (488)      (6,024)
Repurchase of preferred stock                    --           --      (24,663)
Preferred stock dividends paid              (12,963)     (12,963)     (13,641)
Treasury stock purchase, net                (10,154)      (9,617)     (33,467)
Extraordinary loss on early
  extinguishment of debt, net                    --       (2,121)        (334)
                                          -----------------------------------

Net cash used by
  financing activities                     (149,315)      (5,992)     (54,521)
                                          -----------------------------------

Increase (decrease) in cash
  and cash equivalents                          (43)           6         (974)
Cash and cash equivalents
  at beginning of year                          114          108        1,082
                                          -----------------------------------

Cash and cash equivalents
  at end of year                          $      71          114          108
                                          ===================================

         Income taxes paid in cash amounted to $5,662,000, $3,450,000 and $1,522,000 for 2002, 2001 and 2000, respectively. Interest paid in cash amounted to $77,902,000, $92,622,000 and $77,529,000 for 2002, 2001 and 2000,
respectively.

         See accompanying notes to condensed financial information and notes to consolidated financial statements incorporated herein by reference.

                  Condensed Financial Information of Registrant
                                     AMERCO
                    Notes to Condensed Financial Information
                          March 31, 2002, 2001 and 2000


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

         The financial statements include only the accounts of the Registrant (a Nevada corporation), which include certain of the corporate operations of AMERCO, (excluding SAC Holdings). The debt and related interest expense of the Registrant have been allocated to the consolidated subsidiaries. The intercompany interest income and expenses are eliminated in the consolidated financial statements.

2.  GUARANTEES

         AMERCO has guaranteed performance of certain long-term leases. See Note 14 of Notes to Consolidated Financial Statements.

3.   NOTES AND LOANS PAYABLE

         Notes and loans payable consist of the following:

                                                           March 31,
                                                    -----------------------
                                                        2002       2001
                                                    -----------------------
                                                        (in thousands)
      Medium-term notes payable, unsecured,
         7.23% to 8.08% interest
            rates, due through 2027                 $  109,500      212,000
      Notes payable under Bond Backed Asset
         Trust, unsecured, 7.14%
            interest rates, due through 2032           100,000      100,000
      Notes payable to banks under
         commercial paper agreements, unsecured,
            5.00% to 6.20% interest rates                   --      119,570
        Notes payable to public,
         unsecured, 7.85% interest
            rate, due through 2003                     175,000      175,000
        Senior Note, unsecured, 7.20% interest
         rate, due through 2002                        150,000      150,000
        Senior Note, unsecured, 8.80% interest
         rate, due through 2005                        200,000      200,000
      Other notes payable, unsecured,
         9.50% interest rate,
            due through 2005                                42           42
      Notes payable to banks under
         revolving lines of credit, unsecured,
            2.00% to 4.75% interest rates              283,000      185,000
      Other short-term promissory notes,
            2.88% interest rate                         12,500       15,000
                                                    -----------------------
                                                    $1,030,053    1,156,612
                                                    =======================

         For additional information, see Note 5 of Notes to Consolidated Financial Statements.

                                   Schedule V

                      AMERCO AND CONSOLIDATED SUBSIDIARIES
     Supplemental Information (For Property-Casualty Insurance Underwriters)
                  Years ended December 31, 2001, 2000 and 1999




                                    Reserves                                                            Amorti-
                                   for Unpaid                                                            zation     Paid
                                    Claims                                               Claims and       of      Claims
                         Deferred     and                                             Claim Adjustment  Deferred    and
                          Policy     Claim                         Net     Net       Expenses Incurred  Policy    Claim       Net
          Affiliation     Acqui-    Adjust-   Discount             Earned  Invest-       Related to      Acqui-    Adjust-  Premiums
Fiscal       With         sition      ment    if any,   Unearned  Premiums  ment      Current  Prior    sition     ment     Written
 Year     Registrant      Costs    Expenses   Deducted  Premiums    (1)    Income(3)   Year     Year     Costs    Expenses    (2)
 ----     ----------      -----    --------   --------  --------    ---    ---------   ----     ----     -----    --------    ---
                                                          (in thousands)
2002    Consolidated
        property -
        casualty entity  $16,209    448,984     N/A      91,725   261,213  31,757     232,984  36,132   22,067    236,866   234,793
2001    Consolidated
        property -
        casualty entity  $21,637    369,292     N/A     107,768   212,005  32,030     155,073  35,387   16,309    178,221   251,924
2000    Consolidated
        property -
        casualty entity   15,130    334,857     N/A      64,755   166,925  32,527     121,861  16,052   13,358    138,072   176,604


(1) The earned premiums are reported net of intersegment transactions. Earned premiums eliminated in consolidation amount to $12,829,000, $6,091,000 and $6,878,000 for the years ended 2001, 2000 and 1999, respectively.

(2) The premiums written are reported net of intersegment transactions. Premiums written eliminated in consolidation amount to $12,829,000, $6,091,000 and $6,878,000 for the years ended 2001, 2000 and 1999, respectively.

(3) Net Investment Income excludes net realized gains(losses) on investments of ($4,143,000), ($2,926,000) and $477,000 for the years
         2001, 2000 and 1999, respectively.

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

Dated:  July 15, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                              Title                       Date
    ---------                              -----                       ----

/S/ EDWARD J. SHOEN                Chairman of the Board           July 15, 2002
-------------------------           (Principal Executive
Edward J. Shoen                      Officer)

/S/ GARY B. HORTON                 Treasurer                       July 15, 2002
-------------------------           (Principal Financial
Gary B. Horton                       and Accounting Officer)

/S/ WILLIAM E. CARTY               Director                        July 15, 2002
-------------------------
William E. Carty

/S/ JAMES P. SHOEN                 Director                        July 15, 2002
-------------------------
James P. Shoen

/S/ CHARLES J. BAYER               Director                        July 15, 2002
-------------------------
Charles J. Bayer

/S/ JOHN M. DODDS                  Director                        July 15, 2002
-------------------------
John M. Dodds

/S/ JAMES J. GROGAN                Director                        July 15, 2002
-------------------------
James J. Grogen

/S/ JOHN P. BROGAN                 Director                        July 15, 2002
-------------------------
John P. Brogan

/S/ FRANK M. LYONS                 Director                        July 15, 2002
-------------------------
Frank M. Lyons

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          U-Haul International, Inc.


                      By: /S/ EDWARD J. SHOEN
                          ---------------------------------------
                          Edward J. Shoen
                          President


Dated:  July 15, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                              Title                       Date
    ---------                               ----                       ----



/S/ EDWARD J. SHOEN                President                       July 15, 2002
--------------------------          (Principal Executive
Edward J. Shoen                      Officer)

/S/ GARY B. HORTON                 Assistant Treasurer             July 15, 2002
--------------------------          (Principal Financial
Gary B. Horton                       and Accounting Officer)

/S/ WILLIAM E. CARTY               Director                        July 15, 2002
--------------------------
William E. Carty

/S/ JOHN M. DODDS                  Director                        July 15, 2002
--------------------------
John M. Dodds

/S/ JOHN T. TAYLOR                 Director                        July 15, 2002
--------------------------
John T. Taylor

                               Index to Exhibits


       Exhibit No.                     Description
       -----------                     -----------
          2.1       Order Confirming Plan (1)
          2.2       Second Amended and Restated Debtor's Plan of
                      Reorganization Proposed by Edward J. Shoen (1)
          3.1       Restated Articles of Incorporation (2)
          3.2       Restated By-Laws of AMERCO as of August 27, 1996 (3)
          4.1       Debt Securities Indenture dated May 1, 1996 (1)
          4.2       First Supplemental Indenture, dated as of May 6, 1996 (4)
          4.3       Rights Agreement, dated as of August 7, 1998 (13)
          4.5       Second Supplemental Indenture, dated as of October 22, 1997 (11)
          4.6       Calculation Agency Agreement (11)
          4.7       6.65%-AMERCO Series 1997 A Bond Backed Asset Trust Certificates
                     ("BATs") due October 15, 2000 (11)
          4.8       Indenture dated September 10, 1996 (9)
          4.9       First Supplemental Indenture dated September 10, 1996 (9)
          4.10      Senior Indenture dated April 1, 2000 (14)
          4.11      First Supplemental Indenture dated April 5, 2000 (14)
          4.12      Second Supplemental Indenture dated February 4, 2001 (15)
         10.1*      AMERCO Employee Savings, Profit Sharing and
                      Employee Stock Ownership Plan
         10.1A*     First Amendment to the AMERCO Employee Savings, Profit Sharing and
                      Employee Stock Ownership Plan
         10.2       U-Haul Dealership Contract (5)
         10.3       Share Repurchase and Registration Rights Agreement with
                      Paul F. Shoen (5)
         10.4       AMERCO Stock Option and Incentive Plan (5)
         10.5       ESOP Loan Credit Agreement (6)
         10.6       ESOP Loan Agreement (6)
         10.7       Trust Agreement for the AMERCO Employee Savings,
                      Profit Sharing and Employee Stock Ownership Plan (6)
         10.8       Amended Indemnification Agreement (6)
         10.9       Indemnification Trust Agreement (6)
         10.10      Promissory Note between SAC Holding Corporation
                      and a subsidiary of AMERCO (12)
         10.11      Promissory Notes between Four SAC Self-Storage Corporation and a subsidiary of AMERCO (12)
         10.12      Management Agreement between Three SAC Self-Storage
                      Corporation and a subsidiary of AMERCO (12)
         10.13      Management Agreement between Four SAC Self-Storage Corporation and a subsidiary of AMERCO (12)
         10.14      Agreement, dated October 17, 1995, among AMERCO, Edward J.
                      Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds
                      and William E. Carty (8)
         10.15      Directors' Release, dated October 17, 1995, executed by
                      Edward J. Shoen, James P. Shoen, Aubrey K. Johnson,
                      John M. Dodds and William E. Carty in favor of AMERCO (8)
         10.16      AMERCO Release, dated October 17, 1995, executed by AMERCO in favor of Edward J. Shoen, James P. Shoen, Aubrey K.
                      Johnson, John M. Dodds and William E. Carty (8)
         10.21      Management Agreement between Five SAC Self-Storage
                      Corporation and a subsidiary of AMERCO (16)
         10.22      Management Agreement between Eight SAC Self-Storage
                      Corporation and a subsidiary of AMERCO (16)
         10.23      Management Agreement between Nine SAC Self-Storage
                      Corporation and a subsidiary of AMERCO (16)
         10.24      Management Agreement between Ten SAC Self-Storage Corporation and a subsidiary of AMERCO (16)
         10.25      Management Agreement between Six-A SAC Self-Storage Corporation and a subsidiary of AMERCO (17)
         10.26      Management Agreement between Six-B SAC Self-Storage Corporation and a subsidiary of AMERCO (17)

* Indicates compensatory plan arrangement

         10.27      Management Agreement between Six-C SAC Self-Storage Corporation and a subsidiary of AMERCO (17)
         10.28      Management Agreement between Eleven SAC Self-Storage Corporation and a subsidiary of AMERCO (17)
         10.29      Management Agreement between Twelve SAC Self-Storage Corporation and a subsidiary of AMERCO (18)
         10.30      Management Agreement between Thirteen SAC Self-Storage Corporation and a subsidiary of AMERCO (18)
         10.31      Management Agreement between Fourteen SAC Self-Storage Corporation and a subsidiary of AMERCO (18)
         10.32      Management Agreement between Fifteen SAC Self-Storage Corporation and a subsidiary of AMERCO (19)
         10.33      Management Agreement between Sixteen SAC Self-Storage Corporation and a subsidiary of AMERCO (19)
         10.34      Management Agreement between Seventeen SAC Self-Storage Corporation and a subsidiary of AMERCO (19)
         12         Statements Re:  Computation of Ratios
         21         Subsidiaries of AMERCO
         23         Consent of Independent Accountants


----------------
(1) Incorporated by reference to AMERCO's Registration Statement on Form S-3, Registration no. 333-1195.
(2) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, file no. 1-11255.
(3) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file no. 1-11255.
(4) Incorporated by reference to AMERCO's Current Report on Form 8-K, dated May 6, 1996, file no. 1-11255.
(5) Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 1993, file no. 1-11255.
(6) Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255.
(7) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, file no. 1-11255.
(8) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, file no. 1-11255.
(9) Incorporated by reference to AMERCO's Current Report on Form 8-K dated September 6, 1996, file no. 1-11255. (10) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, file no. 1-11255.
(11) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, file no. 1-11255.
(12) Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 1997, file no. 1-11255.
(13) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, file no. 1-11255.
(14) Incorporated by reference to AMERCO's Current Report on Form 8-K dated April 5, 2000, file no. 1-11255.
(15) Incorporated by reference to AMERCO's Current Report on Form 8-K dated February 4, 2001, file no. 1-11255.
(16) Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 2000, file no. 1-11255.
(17) Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 2001, file no. 1-11255.
(18) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, file no. 1-11255.
(19) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, file no. 1-11255.