Form 10-Q
period 2002-06-30
AMERCO /NV/; U HAUL INTERNATIONAL INC
filed 2002-08-19
CIK 4457, 4458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

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

(A Nevada Corporation)

2727 N. Central Avenue

Phoenix, Arizona 85004

Telephone (602) 263-6645

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No  .

20,566,308 shares of AMERCO Common Stock, $0.25 par value were outstanding at August 16, 2002.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at August 12, 2002. U-Haul International, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	a) Condensed Consolidated Balance Sheets as of June 30, 2002 (unaudited) and March 31, 2002	3

	b) Condensed Consolidated Statements of Earnings for the Quarters ended June 30, 2002 and 2001 (unaudited)	5

	c) Condensed Consolidated Statements of Comprehensive Income for the Quarters ended June 30, 2002 and 2001 (unaudited)	6

	d) Condensed Consolidated Statements of Cash Flows for the Quarters ended June 30, 2002 and 2001 (unaudited)	7

	e) Notes to Condensed Consolidated Financial Statements - June 30, 2002 (unaudited), March 31, 2002 and June 30, 2001 (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition

	and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 6.	Exhibits and Reports on Form 8-K	24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	March 31,
Assets	2002	2002

	(Unaudited)
		(in thousands)
Cash and cash equivalents	$38,204	47,651

Inventories, net	66,075	76,519

Prepaid expenses	35,988	31,069

Investments, fixed maturities	968,430	994,875

Investments, other	255,438	250,458

Other assets	456,899	457,980

	1,821,034	1,858,552

Property, plant and equipment, at cost:

Buildings and improvements	1,173,582	1,161,918

Rental trucks	1,111,053	1,071,604

Other property, plant, and equipment	892,701	892,563

	3,177,336	3,126,085

Less accumulated depreciation	(1,235,435)	(1,211,182)

Total property, plant and equipment	1,941,901	1,914,903

Total Assets	$3,762,935	3,773,455

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

Condensed Consolidated Balance Sheets, Continued

Liabilities and	June 30,	March 31,
Stockholders’ Equity	2002	2002

	(Unaudited)
	(in thousands)
Liabilities:

AMERCO’s notes and loans payable	$898,517	1,045,802

SAC Holdings’ notes and loans payable	588,648	557,761

Policy benefits and losses, claims and loss expenses payable	735,834	729,343

Liabilities from premium deposits	590,523	572,793

Other liabilities	420,673	368,650

Total liabilities	3,234,195	3,274,349

Contingent liabilities and commitments

Stockholders’ equity:

Serial preferred stock -	—	—

Series A preferred stock

Series B preferred stock	—	—

Serial common stock -	1,441	1,441

Series A common stock

Common stock	9,122	9,122

Additional paid-in capital	263,045	267,712

Accumulated other comprehensive income	(34,687)	(32,384)

Retained earnings	755,037	716,614

Cost of common shares in treasury, net	(450,982)	(449,247)

Unearned ESOP shares	(14,236)	(14,152)

Total stockholders’ equity	528,740	499,106

Total Liabilities and Stockholders’ Equity	$3,762,935	3,773,455

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

Condensed Consolidated Statements of Earnings

Quarters ended June 30,
(Unaudited)

	2002	2001

	(in thousands, except
	share and per share data)

Revenues

Rental revenue	375,854	356,440
Net sales	68,188	68,789

Premiums	87,550	100,330

Net investment and interest income	13,765	7,844

Total revenues	545,357	533,403

Costs and expenses

Operating expenses	262,786	262,879

Cost of sales	33,303	36,438

Benefits and losses	76,418	91,432

Amortization of deferred policy acquisition costs	10,328	9,794

Lease expense	40,823	46,641

Depreciation, net	32,084	32,545

Total costs and expenses	455,742	479,729

Earnings from operations	89,615	53,674

Interest expense	26,932	20,662

Pretax earnings	62,683	33,012

Income tax expense	(22,144)	(12,111)

Net earnings	$40,539	20,901

Less: preferred stock dividends	(3,241)	(3,241)

Basic and diluted earnings available to common share holders:	37,298	17,660

Basic and diluted earnings per common share:	$1.81	0.83

Basic and diluted average common shares outstanding:	20,592,858	21,280,361

The accompanying notes are an integral part of these Consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

Quarters ended June 30,
(Unaudited)

	2002	2001

	(in thousands)
Comprehensive income:

Net earnings	$40,539	20,901

Changes in other comprehensive income:

Foreign currency translation	1,035	1,497

Fair market value of cash flow hedge		357

Unrealized gain (loss)on investments	(3,338)	8,789

Total comprehensive income	$38,236	31,544

The accompanying notes are an integral part of these Consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Quarters ended June 30,
(Unaudited)

	2002	2001

	(in thousands)
Net cash provided by operating activities	$100,347	54,107

Cash flows from investing activities:

Purchases of investments:

Property, plant and equipment	(70,755)	(106,484)

Fixed maturities	(60,986)	(18,652)

Real estate Mortgage loans	(561)	(561)

Proceeds from sale of investments:

Property, plant and equipment	16,688	13,887

Fixed maturities	70,324	31,696

Mortgage loans	—	3,817

Changes in other investments	6,405	4,806

Net cash used by investing activities	(38,885)	(71,491)

Cash flows from financing activities:

Net change in short-term borrowings	17,015	(13,578)

Principal payments on notes	(129,539)	23,731

Investment contract deposits	36,628	37,477

Investment contract withdrawals	(19,211)	(35,713)

Proceeds from minority interest Changes in other financing activities	24,188	(3,244)

Net cash provided (used) by financing activities	(70,919)	8,673

Decrease in cash and cash equivalents	(9,457)	(8,711)

Cash and cash equivalents at beginning of period	47,661	52,788

Cash and cash equivalents at end of period	$38,204	44,077

The accompanying notes are an integral part of these Consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2002, March 31, 2002 and June 30, 2001
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

         SAC Holdings Corporation (SAC Holdings), a Nevada corporation, is owned by Mark V. Shoen. Mark V. Shoen is the beneficial owner of 15.6% of AMERCO’s common stock and is an executive officer of U-Haul.

PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements presented here include the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holdings and its consolidated subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. AMERCO has not, and has never had any, ownership interest in SAC Holdings or any of SAC Holdings’ subsidiaries. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in AMERCO’s annual financial statements and notes. For a more detailed breakout of the accounts of AMERCO, refer to AMERCO’s Form 10-K.

         The condensed consolidated balance sheet as of June 30, 2002 and the related condensed consolidated statements of earnings, comprehensive income, and cash flows for the quarters ended June 30, 2002 and 2001 are unaudited. In our opinion, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

         The accounts of AMERCO and SAC Holdings are consolidated due to SAC’s majority owner not qualifying as an independent third party to AMERCO and not maintaining a substantive residual equity capital investment, exclusive of unrealized appreciation of real estate held by SAC Holdings subsidiaries, in the SAC Holdings during the entire holding period.

         The operating results and financial position of RepWest and Oxford have been consolidated on the basis of a calendar year and, accordingly, are determined on a one quarter lag for financial reporting purposes. There were no effects related to intervening events, which would materially affect the consolidated financial position or results of operations for the financial statements presented herein.

         Certain reclassifications have been made to the financial statements for the quarter ended June 30, 2001 to conform with the current year’s presentation.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

2. INVESTMENTS

         A comparison of amortized cost to market for fixed maturities is as follows:

March 31, 2002		Gross	Gross	Estimated
Consolidated	Amortized	unrealized	unrealized	market
Held-to-Maturity	cost	gains	losses	value

		(in thousands)

U.S. treasury securities and government obligations	$3,223	170	—	3,393

U.S. government agency mortgage- backed securities	7,375	254	(1)	7,628

Corporate securities	38,416	587	(749)	38,254

Mortgage-backed securities	22,097	634	(32)	22,699

Redeemable preferred stocks	106,323	323	(2,728)	103,918

	177,434	1,968	(3,510)	175,892

March 31, 2002		Gross	Gross	Estimated
Consolidated	Amortized	unrealized	unrealized	market
Available-for-Sale	cost	gains	losses	value

			(in thousands)

U.S. treasury securities and government obligations	$40,100	1,702	(363)	41,439

U.S. government agency mortgage- backed securities	19,655	616	(14)	20,257

Obligations of states and political subdivisions	6,595	233	(7)	6,821

Corporate securities	668,592	19,106	(23,576)	664,122

Mortgage-backed securities	27,336	2,244	(152)	29,428

Redeemable preferred stocks	27,415	966	(836)	27,545

Redeemable common stocks	2,060	—	(676)	1,384

	791,753	24,867	(25,624)	790,996

Total	$969,187	26,835	(29,134)	966,888

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

3. SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE SUBSIDIARIES

         Summarized condensed consolidated balance sheets for RepWest are presented below:

	March 31,

	2002	2001

	(in thousands)
Investments, fixed maturities	$338,489	409,210

Receivables	243,033	210,051

Due from affiliate	105,295	51,361

Other assets	129,368	71,169

Total assets	$816,185	741,791

Policy liabilities and accruals	$474,052	384,635

Unearned premiums	84,242	106,203

Other policyholders’ funds and liabilities	47,323	58,539

Total liabilities	605,617	549,377

Stockholder’s equity	210,568	192,414

Total liabilities and stockholder’s equity	$816,185	741,791

         Summarized condensed consolidated income statements for RepWest are presented below:

	Quarters ended
	March 31,

	2002	2001

	(in thousands)
Premiums	$46,609	62,178

Net investment income	7,568	8,416

Total revenue	54,177	70,594

Benefits and losses	45,647	60,267

Amortization of deferred policy acquisition costs	5,303	5,040

Operating expenses	6,014	10,870

Total expenses	56,964	76,177

Loss from operations	(2,787)	(5,583)

Income tax benefit	1,005	1,979

Net loss	$(1,782)	(3,604)

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

         3.     SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE SUBSIDIARIES, continued

         Summarized condensed consolidated balance sheets for Oxford are presented below:

	March 31,

	2002	2001

	(in thousands)
Investments, fixed maturities	$629,941	541,450

Investments, other	171,536	190,048

Receivables	35,164	28,200

Deferred policy acquisition costs	89,005	81,231

Due from affiliate	(10,878)	(10,079)

Other assets	5,192	16,189

Total assets	$919,960	847,039

Policy liabilities and accruals	$177,540	183,936

Premium deposits	590,523	523,772

Other policyholders’ funds and liabilities	20,242	18,522

Deferred federal income taxes	8,733	14,423

Total liabilities	797,038	740,653

Stockholder’s equity	122,922	106,386

Total liabilities and

stockholder’s equity	$919,960	847,039

         Summarized condensed consolidated income statements for Oxford are presented below:

	Quarters ended
	March 31,

	2002	2001

	(in thousands)
Premiums	$39,658	39,633

Net investment income	5,331	6,208

Total revenue	44,989	45,841

Benefits and losses	30,771	31,165

Amortization of deferred policy acquisition costs	5,025	4,754

Operating expenses	8,311	7,239

Total expenses	44,107	43,158

Income from operations	882	2,683

Income tax expense	(304)	(960)

Net income	$578	1,723

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

4. CONTINGENT LIABILITIES AND COMMITMENTS

         During the quarter ended June 30, 2002, a subsidiary of U-Haul entered into a transaction whereby the subsidiary sold rental trucks and trailers to an unrelated third party, which were subsequently leased back. AMERCO has guaranteed $2,075,000 of residual values at June 30, 2002 for these assets at the end of the respective lease terms. Following are the lease commitments for the leases executed during the quarter ended June 30, 2002, and after quarter end which have a term of more than one year:

Year ending	Lease
March 31,	Commitments

(in thousands)

2003	$619

2004	825

2005	825

2006	825

2007	825

Thereafter	2,683

$6,602

         In the normal course of business, AMERCO is a defendant in a number of suits and claims. AMERCO is also a party to several administrative proceedings arising from state and local provisions that regulate the removal and/or clean-up of underground fuel storage tanks. In our opinion, none of such suits, claims or proceedings involving AMERCO, individually, or in the aggregate, are expected to result in a material loss.

         Compliance with environmental requirements of federal, state and local governments significantly affects Real Estate’s business operations. Among other things, these requirements regulate the discharge of materials into the water, air and land and govern the use and disposal of hazardous substances. Real Estate is aware of issues regarding hazardous substances on some of its properties. Real Estate regularly makes capital and operating expenditures to stay in compliance with environmental laws and has put in place a remedial plan at each site where it believes such a plan is necessary. Since 1988, Real Estate has managed a testing and removal program for underground storage tanks. Under this program, over 3,000 tanks have been removed at a cost of $43.7 million.

         A subsidiary of U-Haul, INW Company (INW), owns one property located within two different state hazardous substance sites in the State of Washington. The sites are referred to as the “Yakima Valley Spray Site” and the Yakima Railroad Area.” INW has been named a a “potentially liable party” under state law with respect to this property as it relates to both sites. As a result of the cleanup costs of approximately $5.5 to $10.0 million required by the State of Washington, INW filed for reorganization under federal bankruptcy laws in May of 2001. The potential liability to INW could be in the range of $2.0 million to $5.5 million.

         Based upon the information currently available to Real Estate, compliance with the environmental laws and its share of the costs of investigation and cleanup of known hazardous waste sites are not expected to have a material adverse effect on AMERCO’s financial position or operating results.

5. SUPPLEMENTAL CASH FLOWS INFORMATION

         The (increase) decrease in cash flow for receivables, inventories and accounts payable and accrued liabilities net of other operating and investing activities follows:

	Quarters ended
	June 30,

	2002	2001

	(in thousands)
Receivables	$(4,197)	(15,178)

Inventories	$10,444	5,338

Accounts payable and accrued expenses	$32,881	(16,520)

         Income taxes paid in cash amounted to $0 and $78,000 for the quarters ended June 30, 2002 and 2001, respectively.

         Interest paid in cash amounted to $31,782,000 and $26,273,000 for the quarters ended June 30, 2002 and 2001, respectively.

6. EARNINGS PER SHARE OF AMERCO

         The following table reflects the calculation of earnings per share:

		Weighted Average
		Common Shares
	Income	Outstanding	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except
	share and per share data)
Quarter ended June 30, 2002:

Net earnings	$40,539

Less: preferred stock dividends	3,241

Basic and diluted earnings

per common share	37,298	20,592,858	$1.81

Quarter ended June 30, 2001:

Net earnings	$20,901

Less: preferred stock dividends	3,241

Basic and diluted earnings

per common share	17,660	21,280,361	$0.83

7. NEW ACCOUNTING STANDARDS

         In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations”, and No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”.

         SFAS 141 supercedes Accounting Principles Board Opinion No. 16 (APB 16), “Business Combinations”. The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

         SFAS 142 supercedes APB 17, “Intangible Assets”. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2002. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

         SFAS No. 141 and 142 did not affect the consolidated financial position or results of operations.

         SFAS No. 143, Accounting for Asset Retirement Obligations, requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded at present value and accreted over the life of the asset and depreciated over the remaining life of the long-lived asset. The Statement defines a legal obligation as one that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We have not yet determined the effects of adopting this Statement on our financial position or results of operations.

         In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFASB 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFASB 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. Management has not yet determined the effects of adopting this Statement on the financial position or results of operations.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No.13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Management has not yet determined the effects of adopting this Statement on the financial position or results of operations, except for the need to reclassify debt extinguishments previously reported as extraordinary.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

8. INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA

         Information concerning operations by industry segment follows:

	Moving and		Property/		Adjustments	AMERCO
	Storage	Real	Casualty	Life	and	and
	Operations	Estate	Insurance	Insurance	Eliminations	SAC Holdings

	(in thousands)
Quarter ended June 30, 2002
Revenues:

Outside	$445,323	2,482	53,013	44,539	—	545,357

Intersegment	—	15,695	1,164	450	(17,309)	—

Total revenues	$445,323	18,177	54,177	44,989	(17,309)	545,357

Depreciation/ amortization	$30,329	2,151	5,553	5,770	—	43,803

Interest expense	$26,932	5,303	—	—	(5,303)	26,932

Pretax earnings (loss)	$55,219	9,369	(2,787)	882	—	62,683

Income tax benefit (expense)	$(19,566)	(3,279)	1,005	(304)	—	(22,144)

Identifiable assets	$1,881,536	597,118	816,185	919,960	(451,864)	3,762,935

Quarter ended June 30, 2001
Revenues:

Outside	$416,034	2,415	69,485	45,469	—	533,403

Intersegment	—	17,329	1,109	372	(18,810)	—

Total revenues	$416,034	19,744	70,594	45,841	(18,810)	533,403

Depreciation/ amortization	$32,234	2,815	5,286	4,794	—	45,129

Interest expense	$20,662	10,207	—	—	(10,207)	20,662

Pretax earnings (loss)	$31,304	4,608	(5,583)	2,683	—	33,012

Income tax benefit (expense)	$(11,517)	(1,613)	1,979	(960)	—	(12,111)

Identifiable assets	$1,744,325	713,085	741,791	847,039	(362,998)	3,683,242

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

8. INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, continued

			TOTAL
Geographic Area Data			AMERCO
(All amounts are in U.S. $'s)	United		and
	States	Canada	SAC Holdings

	(in thousands)
Quarter ended June 30, 2002
Total revenues	$529,965	15,392	545,357

Depreciation/amortization	$42,473	1,330	43,803

Interest expense	$25,794	1,138	26,932

Pretax earnings	$59,709	2,974	62,683

Income tax expense	$(22,144)		(22,144)

Identifiable assets	$3,637,280	125,655	3,762,935

Quarter ended June 30, 2001
Total revenues	$519,012	14,391	533,403

Depreciation/amortization	$43,920	1,209	45,129

Interest expense	$19,589	1,073	20,662

Pretax earnings	$29,975	3,037	33,012

Income tax expense	$(12,111)		(12,111)

Identifiable assets	$3,567,013	116,229	3,683,242

9. SUBSEQUENT EVENTS OF AMERCO

         On August 6, 2002, AMERCO declared a cash dividend of $3,241,000 ($0.53125 per preferred share) to preferred stockholders of record as of August 16, 2002.

10. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions of management is set forth in the captions “Certain Relationships and Related Transactions” in the 2002 Proxy Statement, which information is incorporated herein by reference.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements. We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may include, but are not limited to, projections of revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, financing needs or plans, and liquidity as well as assumptions relating to the foregoing. The words “believe”, “expect”, “anticipate”, “estimate”, “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from our expectations are: fluctuations in our costs to maintain and update our fleet and facilities; changes in government regulations, particularly environmental regulations; our credit ratings; the availability of credit; changes in demand for our products; changes in the general domestic economy; the degree and nature of our competition; changes in accounting standards; and other factors described in this Quarterly Report on Form 10-Q or the other documents we file with the Securities and Exchange Commission. The above factors, the following disclosures, as well as other statements in this report and in the Notes to Consolidated Financial Statements, could contribute to or cause such differences, or could cause AMERCO’s stock price to fluctuate dramatically.

GENERAL

         Information on industry segments is incorporated by reference from — Notes 1, 3 and 8 of Notes to Condensed Consolidated Financial Statements”. The notes discuss the principles of consolidation, summarized consolidated financial information and industry segment and geographical area data, respectively. In consolidation, all intersegment premiums are eliminated and the benefits, losses and expenses are retained by the insurance companies.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management’s discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, estimates are revalued, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include allowances for doubtful accounts, revenue earning vehicles and buildings, self-insured liabilities, income taxes and commitments and contingencies. Our estimates are based on historical experience, observance of trends in particular areas, information and/or valuations available from outside sources and on various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions and conditions.

         Accounting policies are considered critical when they are significant and involve difficult, subjective or complex judgments or estimates. We considered the following to be critical accounting policies:

         Principles of consolidation — The consolidated financial statements include the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holdings and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. AMERCO does not and has never had any equity ownership interest in SAC Holdings or any of SAC Holdings’ subsidiaries.

         Revenue earning vehicles and buildings — Depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal (i.e. no gains or losses). In determining the depreciation rate, we review historical disposal experience and holding periods, and trends in the market. Due to longer holding periods on trucks and the resulting increased possibility of changes in the economic environment and market conditions, these estimates are subject to a greater degree of risk.

         Long-lived assets and intangible assets – We review carrying value whenever events or circumstances indicate the carrying values may not be recoverable through projected undiscounted future cash flows. The events could include significant underperformance relative to expected, historical or projected future operating results, significant changes in the manner of using the assets, overall business strategy, significant negative industry or economic trends and an unexpected non-compliance with significant debt agreements.

         Investments — In determining if and when a decline in market value below amortized cost is other than temporary, we review quoted market prices, dealer quotes or discounted cash flows. Permanent declines in value are recognized in the current period operating results to the extent of the decline.

         Insurance Revenue and Expense Recognition — Premiums are recognized as revenue when due. Benefits and expenses are matched with recognized premiums to result in recognition over the life of the contracts. This match is accomplished by recording a provision for future policy benefits and unpaid claims and claim adjustment expenses and by amortizing deferred policy acquisition costs. Charges related to services to be performed are deferred until earned. The amounts received in excess of premiums and fees are included in other policyholder funds in the consolidated balance sheets.

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

RESULTS OF OPERATIONS
QUARTER ENDED JUNE 30, 2002 VERSUS QUARTER ENDED JUNE 30, 2001

Consolidated Moving and Storage Operations

         Revenues consist of rental revenues and net sales. Total rental revenue was $375.9 million and $356.4 million for the quarters ended June 30, 2002 and 2001, respectively. Improved pricing has primarily attributed to the increase. Storage revenues increased $5.9 million due to increased facility capacity through the acquisition of new locations and increased storage rates.

         Net sales revenues were $68.2 million and $68.8 million for the quarters ended June 30, 2002 and 2001, respectively.

         Cost of sales was $33.3 million and $36.4 million for the quarters ended June 30, 2002 and 2001, respectively. The decrease results from static sales.

         Operating expenses before intercompany eliminations were $266.2 million and $267.4 million for the quarters ended June 30, 2002 and 2001, respectively.

         Lease expense was $38.8 million and $42.5 million for the quarters ended June 30, 2002 and 2001, respectively. This decrease reflects a decline in the number of leased rental trucks.

         Net depreciation expense was $30.0 million and $29.3 million for the quarters ended June 30, 2002 and 2001, respectively.

AMERCO’s Real Estate Operations

         Rental revenue before intercompany eliminations was $15.4 million and $17.9 million for the quarters ended June 30, 2002 and 2001, respectively. Intercompany revenue was $14.7 and $17.3 million for the quarters ended June 30, 2002 and 2001, respectively.

         Net investment and interest income was $2.8 million and $1.9 million for the quarters ended June 30, 2002 and 2001, respectively. This decrease correlates to a reduction in Real Estate’s average note and mortgage receivables balance outstanding.

         Lease expense was $2.0 million and $4.1 million for the quarters ended June 30, 2002 and 2001, respectively.

         Net depreciation expense was $2.1 million and $3.2 million for the quarters ended June 30, 2002 and 2001, respectively. The decrease from 2001 to 2002 reflected a loss on the disposition of assets for 2001 of $0.6 million.

         Operating profit before tax and intercompany elimination was $14.7 million and $14.8 million for the quarters ended June 30, 2002 and 2001, respectively.

Property and Casualty

         RepWest’s premiums were $46.6 million and $62.2 million for the quarters ended March 31, 2002 and 2001, respectively. General agency premiums were $20.2 million and $29.6 million for the quarters ended March 31, 2002 and 2001, respectively. The decrease from 2001 to 2002 was the result of the cancellation of RepWest’s direct Non-Standard Auto and Homeowners business, as well as additional quota share reinsurance on Transportation business. Assumed treaty reinsurance premium was $9.3 millions and $15.7 million for the quarters ended March 31, 2002 and 2001, respectively. Rental industry premiums were $9.2 million and $8.5 million for the quarters ended March 31, 2002 and 2001, respectively.

         Net investment income was $7.6 million and $8.4 million for the quarters ended March 31, 2002 and 2001, respectively. The decrease is attributable to lower annual average invested assets as well as reduced cash flow from operations.

         Benefits and losses incurred were $45.6 million and $60.3 million for the quarters ended March 31, 2002 and 2001, respectively. This decrease is attributable to lowered premium writings resulting in less exposure primarily in the non-standard auto and home lines.

         The amortization of deferred acquisition costs (DAC) was $5.3 million and $5.0 million for the quarters ended March 31, 2002 and 2001, respectively.

         Operating expenses were $6.0 million and $10.9 million for the quarters ended March 31, 2002 and 2001, respectively. The decrease is a result of decreased commissions on decreased premium writings as well as decreased general and administrative expenses.

         Operating loss before tax and intercompany elimination was $2.8 million and $5.6 million for the quarters ended March 31, 2002 and 2001, respectively. The decreased loss is the result of decreased expenses and the cancellation of unprofitable lines of business.

Life Insurance

         Net premiums were $39.7 million and $39.6 million for the quarters ended March 31, 2002 and 2001, respectively. Oxford increased Medicare supplement premiums by $1.0 million through direct writings and rate management activity. Whole life sales increased $0.6 million from the same quarter of 2001. Credit insurance premiums decreased $1.3 million for the quarter from the previous year. Other business segments had premium decreases totaling $0.2 million.

         Net investment income before intercompany eliminations decreased $0.9 million to $5.3 million from $6.2 million for the quarters ended March 31, 2002 and 2001, respectively, due to realized losses on fixed maturities.

         Benefits incurred were $30.8 million and $31.2 million for the quarters ended March 31, 2002 and 2001, respectively. This was primarily due to fewer annuitizations.

         Amortization of deferred acquisition costs (DAC) and the value of business acquired (VOBA) was $5.0 million and $4.8 million for the quarters ended March 31, 2002 and 2001, respectively.

         Operating expenses were $8.3 million and $7.2 million for the quarters ended March 31, 2002 and 2001, respectively. Commissions have increased $0.4 million from 2001 primarily due to the increase in Medicare supplement premiums. General and administrative expenses net of fees collected increased $0.7 million.

         Operating profit before tax and intercompany eliminations was $0.9 million and $2.7 million for the quarters ended March 31, 2002 and 2001, respectively. The decrease from 2001 is due primarily to realized investment losses and loss experience in the credit insurance segments.

Interest Expense
Consolidated Group

         Interest expense was $26.9 million and $20.7 million for the quarters ended June 30, 2002 and 2001, respectively. The increase can be attributed to a higher debt level outstanding for SAC Holdings due its the acquisition of additional storage properties.

Consolidated Group

         As a result of the foregoing, pretax earnings were $62.7 million and $33.0 million for the quarters ended June 30, 2002 and 2001, respectively. After providing for income taxes, net earnings were $40.5 million and $20.9 million for the quarters ended June 30, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Moving and Storage Operations

         To meet the needs of its customers, U-Haul must maintain a large inventory of fixed asset rental items. At June 30, 2002, net property, plant and equipment represented approximately 97.3% of total assets from non-insurance operations and approximately 52.4% of consolidated assets. In the quarters ended June 30, 2002 and 2001, capital expenditures were $46.5 million and $143.0 million, respectively. These expenditures primarily reflect the replacement of the rental truck fleet.

         Cash provided by operating activities was $71.0 million and $21.1 million for the quarters ended June 30, 2002 and 2001, respectively. The increase resulted primarily from a decrease in notes and mortgage receivable partially offset by decreases in the accounts payable and intercompany payable balances along with increased earnings.

AMERCO’s Real Estate Operations

         Cash used by operating activities was $0.2 million and $20.8 million for the quarters ended June 30, 2002 and 2001, respectively. The reduction of the amount used mainly resulted from a decrease in the intercompany payable balance.

Property and Casualty

         Cash used by operating activities was $28.0 million and $17.8 million for quarters ended March 31, 2002 and 2001, respectively. This change resulted from decreased unearned premium, a decrease in the change in premiums receivable from period to period, along with an increase in due from affiliate.

         RepWest’s cash and cash equivalents and short-term investment portfolio were $11.6 million and $4.3 million at March 31, 2002 and 2001, respectively. The increase is a result of a shifting of investments to cash and cash equivalents to fund claim payments generated by new business.

         RepWest maintains a diversified securities investment portfolio, primarily in bonds, at varying maturity levels with 87.5% of the fixed-income securities consisting of investment grade securities. The maturity distribution is designed to provide sufficient liquidity to meet future cash needs. Current liquidity remains stable with current invested assets equal to 71.4% of total liabilities.

Life Insurance

         Oxford’s primary sources of cash are premiums, receipts from interest-sensitive products and investment income. The primary uses of cash are operating costs and benefit payments to policyholders. Matching the investment portfolio to the cash flow demands of the types of insurance being written is an important consideration. Benefit and claim statistics are continually monitored to provide projections of future cash requirements.

         Cash provided (used) by operating activities was $(5.6) million and $1.5 million for the quarters ended March 31, 2002 and 2001, respectively. The decrease in cash flows from operating activities in 2002 relates to paid loss experience. Cash flows provided by financing activities were $1.8 million and $3.1 million for the quarters ended March 31, 2002 and 2001, respectively. Cash flows from deferred annuity sales increase investment contract deposits, which are a component of financing activities. The decrease in 2002 from 2001 is due to a higher ratio of annuity withdrawals versus deposits on our annuity contracts.

         In addition to cash flows from operating and financing activities, a substantial amount of liquid funds is available through Oxford’s short-term portfolio. At March 31, 2002 and 2001, short-term investments were $67.0 million and $65.1 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

Consolidated group

         At June 30, 2002, total outstanding notes and mortgages payable for AMERCO and wholly owned subsidiaries was $898.5 million compared to $1,045.8 million at March 31, 2002. At June 30, 2002, total outstanding notes and mortgages payable for SAC Holdings and consolidated subsidiaries was $960.7 million compared to $957.4 million at March 31, 2002. SAC Holdings’ securitized loan agreements have no guarantees, or triggers that could create a guarantee, from AMERCO. With the exception of a Merrill Lynch transaction, a sellers warranty of value, for $2.0 million, SAC Holdings’ creditors have no recourse to AMERCO. The sellers warranty will be eliminated when occupancy reaches 74.9%. AMERCO is not liable for the debts of SAC Holdings. Further, there are no cross default provisions on indebtedness between AMERCO and SAC Holdings.

         AMERCO has no (and has never had any) ownership interest in SAC Holdings or its subsidiaries. The presentation of the consolidated statements has no bearing on the credit agreements or the operations of either AMERCO or SAC Holdings. The accounts of AMERCO and SAC Holdings are presented as consolidated due to a revised interpretation of EITF 90-15 by the Company’s former independent public accountants during the year ended March 31, 2002, which concluded that SAC Holdings’ majority owner did not qualify as an independent third party to AMERCO.

         During each of the fiscal years ended March 31, 2003, 2004 and 2005, we estimate gross capital expenditures will average approximately $289.0 million primarily reflecting rental fleet rotation. This level of capital expenditures, combined with a potential range of $150 — $205 million in annual long-term debt maturities, are expected to create annual average funding needs of approximately $466.0 million. We estimate that U-Haul will fund these requirements with leases, internally generated funds, including the proceeds from the disposition of older trucks and other asset sales, and to a lesser extent, by refinancing a portion of existing indebtedness. The sale of assets is dependant upon economic conditions, the amount and nature of sale and leaseback transactions and our fleet rotation program. Operating leases on rental equipment result from sale-lease back transactions whereby as part of the agreement, residual value guarantees were provided. We believe the market value of the trucks upon the lease maturity will be greater than the residual value guarantees. In many cases, a decline in asset sales is accompanied by a decrease in capital expenditures. Depending on the results of our operations and general economic and competitive conditions, many of which we cannot control, we may take certain actions, including delaying or reducing capital expenditures.

         From time to time, Real Estate sells storage properties to SAC Holdings. These sales have in the past provided significant cash flows to the Company. The ability of the Company to engage in similar transactions in the future is dependent to a large degree on the ability of SAC Holdings to obtain third party financing for its acquisition of properties from Real Estate and, in general, its willingness to engage in such transactions.

Credit Agreements

         Our operations are funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes, revolving lines of credit with banks and operating leases. The operating leases are primarily used to finance the Company’s fleet of trucks and trailers. As of June 30, 2002, we had $898.5 million in total notes and loans payable outstanding and total unutilized lines of credit of approximately $65.8 million. In addition to economic pressures, there has been a reduction in the number of leasing companies and banks, which has had a negative impact on financial markets. This has led to less availability of financing and higher cost of credit. We believe there are enough leasing companies and banks to meet our financing needs. However, no assurance can be provided that we will be able to secure additional borrowings on satisfactory terms or in a timely manner.

         Certain of our credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, making third party guarantees, entering into contingent obligations, maintaining certain financial ratios, placing certain additional liens on our properties and assets, and restricting the issuance of certain types of preferred stock. At June 30, 2002, AMERCO was in compliance with these covenants.

         SAC Holdings’ operations are funded by various mortgage loans and unsecured notes, with interest rates ranging from 8.0% to 13.0%. SAC does not utilize revolving lines of credit to finance its operations or acquisitions. Certain of SAC’s agreements contain restrictive covenants including coverage ratios and restrictions on incurring additional subsidiary indebtedness. At June 30, 2002, SAC Holdings was in compliance with all of these covenants.

         On June 28, 2002, AMERCO entered into an agreement replacing an existing 5 year $400.0 million revolver agreement with a 3 year $205.0 million revolver agreement.

         Reference is made to Note 5 of Notes to Consolidated Financial Statements in AMERCO’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002 for additional information about our credit agreements.

Disclosures about Contractual Obligations and Commercial Commitments

	Payments due by Period
Contractual Obligations	Total	Less than	1-3	4-5	After 5
		1 year	years	years	years

AMERCO’s notes and loans payable	$898,517	195,593	514,554	17,253	171,117

SAC Holdings’ notes and loans payable	$588,659	144,919	135,286	13,762	294,692

Lease obligations	$503,369	107,892	219,996	137,722	37,759

Total Contractual Obligations	$1,990,545	448,404	869,836	168,737	503,568

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosure About Market Risk, in AMERCO’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation (1)

3.2	Restated By-Laws of AMERCO as of August 27, 1997 (2)

99.1	Certificate of Edward J. Shoen, President of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certificate of Gary B. Horton, Treasurer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certificate of Edward J. Shoen, President of U-Haul International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4	Certificate of Gary B. Horton, Treasurer of U-Haul International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)  Reports on Form 8-K.

On July 23, 2002 the Company filed a report on Form 8-K to disclose the dismissal of PricewaterhouseCoopers. On August 12, 2002, the Company filed a report on Form 8-K to disclose the engagement of BDO Seidman, LLP, as the Company’s new independent auditor. On August 14, 2002, the Company filed a report on Form 8-K to disclose that the Principal Executive Officer, Edward J. Shoen, and Principal Financial Officer, Gary B. Horton, submitted to the SEC sworn statements pursuant to Securities and Exchange Commission Order No. 4-460.

(1)	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, file no. 1-11255.

(2)	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, file no. 1-11255.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERCO

(Registrant)

Dated: August 16, 2002	By: /S/ GARY B. HORTON

Gary B. Horton, Treasurer (Principal Financial Officer)

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U-Haul International, Inc.

(Registrant)

Dated: August 16, 2002	By: /S/ GARY B. HORTON

Gary B. Horton, Assistant Treasurer (Principal Financial Officer)

INDEX OF EXHIBITS

Exhibit No.	Description

3.1	Restated Articles of Incorporation (1)

3.2	Restated By-Laws of AMERCO as of August 27, 1997 (2)

99.1	Certificate of Edward J. Shoen, President of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certificate of Gary B. Horton, Treasurer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certificate of Edward J. Shoen, President of U-Haul International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4	Certificate of Gary B. Horton, Treasurer of U-Haul International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, file no. 1-11255.

(2)	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, file no. 1-11255.