Form 10-K/A
period 2002-03-31
AMERCO /NV/
filed 2002-09-26
CIK 4457

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
FORM 10-K/A (Amendment No. 1) - Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


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

                      DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the registrants' Proxy Statement for its 2002 Annual Meeting of Stockholders held on August 30, 2002 (the "2002 Proxy Statement"), which was filed with the Securities and Exchange Commission on July 26, 2002, are incorporated by reference into Part III herein.

                                EXPLANATORY NOTE


     This Amendment No. 1 to Form 10-K ("Amendment No. 1") is being filed for the purpose of modifying certain disclosures in the Annual Report on Form 10-K for the registrants' fiscal year ended March 31, 2002 originally filed on July 17, 2002 (the "Original Filing"). In addition, we are refiling our audited financial statements for the fiscal year ended March 31, 2002 to reflect that our former independent accountants have audited the financial statements of SAC Holding Corporation, and their subsidiaries, as of and for the year ended March 31, 2001, which were previously audited by other accountants, and to modify certain disclosures contained therein.



     This report continues to speak as of the date of the Original Filing, and we have not updated the disclosures in this report to speak as of a later date. All information contained in this report and the Original Filing is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.



     The Items of the Original Filing which are amended and restated herein are:


     Item 1 of Part I;

     Item 7 of Part II;


     Item 13 of Part III; and



     Item 14 of Part IV

PART I, ITEM 1, BUSINESS:



      A. AMERCO AND CONSOLIDATED SUBSIDIARIES, SAC HOLDING CORPORATION AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION II
                         AND CONSOLIDATED SUBSIDIARIES


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


     SAC Holding Corporation and SAC Holding Corporation II, Nevada corporations (collectively, SAC Holdings), are the holding companies for several individual corporations that own self-storage properties managed by AMERCO subsidiaries in the ordinary course of business. AMERCO has made significant loans to SAC Holdings and is entitled to participate in SAC Holdings' excess cash flow (after senior debt service). Substantially all of the equity interest of SAC Holdings is owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. AMERCO does not have an equity ownership interest in SAC Holdings, except for investments made by RepWest and Oxford in a SAC Holdings-controlled limited partnership which holds Canadian self-storage properties. SAC Holdings are not legal subsidiaries of AMERCO. AMERCO is not liable for the debts of SAC Holdings and there are no default provisions in AMERCO indebtedness that cross-default to SAC Holdings' obligations. U-Haul currently manages the properties owned by SAC Holdings under management agreements and receives a management fee. SAC Holdings has one business segment -- moving and storage operations.

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


         As of December 31, 2001, RepWest has recognized $2.6 million of assumed incurred losses from the events of September 11, 2001. RepWest's maximum retention level of $2.0 million has been met and the company will not incur any additional losses.


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

         Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:


                                         2001      2000      1999
                                       ---------------------------
                                             (in thousands)
Balance at January 1                 $ 369,292   334,857   344,748
  Less reinsurance recoverable          80,599    58,403    68,135
                                       ---------------------------
Net balance at January 1               288,693   276,454   276,613
                                       ---------------------------
Incurred related to:
  Current year                         232,984   155,073   121,861
  Prior years                           36,132    35,387    16,052
                                       ---------------------------
Total incurred                         269,116   190,460   137,913
                                       ---------------------------
Paid related to:
  Current year                         106,395    61,196    55,136
  Prior years                          130,471   117,025    82,936
                                       ---------------------------
Total paid                             236,866   178,221   138,072
                                       ---------------------------
Net balance at December 31             320,943   288,693   276,454
  Plus reinsurance recoverable         128,041    80,599    58,403
                                       ---------------------------
Balance at December 31               $ 448,984   369,292   334,857
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

PART II, ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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





     Principles of consolidation -- The consolidated financial statements include the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holdings and their subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. AMERCO has made significant loans to SAC Holdings and is entitled to participate in SAC Holdings' excess cash flow (after senior debt service). Substantially all of the equity interest of SAC Holdings is owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. AMERCO does not have an equity ownership interest in SAC Holdings, except for investments made by RepWest and Oxford in a SAC Holdings-controlled limited partnership which holds Canadian self-storage properties. SAC Holdings are not legal subsidiaries of AMERCO. AMERCO is not liable for the debts of SAC Holdings and there are no default provisions in AMERCO indebtedness that cross-default to SAC Holdings' obligations.

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

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS


                                         Payments due by Period
Contractual Obligations      Total    Less than     1-3       4-5     After 5
                                       1 year     years     years      years
                           ---------------------------------------------------

AMERCO's notes and loans  $1,045,802   240,642   600,180    30,125    174,855
   payable
SAC Holdings' notes and
   loans payable
   including lease
   financings             $  557,761   137,313   128,185    13,040    279,223
Leases obligations        $  464,296   152,816   115,090   162,176     34,214
                           --------------------------------------------------
Total Contractual
   Obligations            $2,067,859  530,771    843,455   205,341    488,292
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

     The accounts of AMERCO and SAC Holdings are presented as consolidated due to a revised interpretation of EITF 90-15 as applied to us by our former independent accountants during the fiscal year ended March 31, 2002. The presentation of the consolidated statements has no bearing on the credit agreements or the operations of either AMERCO or SAC Holdings.


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





         On June 28, 2002, AMERCO entered into an agreement replacing an existing five year $400.0 million revolving credit agreement with a three-year $205.0 million revolving credit facility. The agreement, as amended, requires that the Company obtain incremental net cash proceeds and/or availability from additional financings in an aggregate amount of at least $150.0 million prior to October 8, 2002. Such proceeds or availability may be in the form of structured asset sales, additional loan agreements (including increases in commitments under the revolving credit facility), issuances of bonds or other financings.

SAC HOLDINGS
         SAC Holdings intends to meet its current debt obligations through cash flows, generated from its operating activities. SAC Holdings intends to continue to purchase storage properties during the next year using financing arrangements.


         Reference is made to Note 5 of Notes to Consolidated Financial Statements.



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

CONSOLIDATED NET INVESTMENT AND INTEREST INCOME


         Net investment and interest income was $58.1 million, $61.5 million and $61.0 million in fiscal years 2002, 2001 and 2000, respectively. Details by material segment follow:


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

CONSOLIDATED EARNINGS FROM OPERATIONS


         Earnings from operations were $111.8 million, $114.8 million and $196.9 million in fiscal years 2002, 2001 and 2000, respectively. Details by material segment follow:


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

CONSOLIDATED INTEREST EXPENSE


         Interest expense was $106.8 million, $109.0 million and $97.2 million in fiscal years 2002, 2001 and 2000, respectively. Details by material segment follow:


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

                                                                            Quarter Ended
                              ------------------------------------------------------------------------------------------------------
                                         Jun 30                   Sep 30                    Dec 31                 Mar 31
                                          2001                     2001                      2001                   2002
                              As reported  As adjusted  As reported  As adjusted  As reported  As adjusted  As reported  As adjusted
                                               (3)                        (3)                       (3)                      (3)
                              ------------------------------------------------------------------------------------------------------
                                                            (in thousands, except share and per share data)
Total revenues                $   542,553     540,654      572,379     571,207       467,410      463,739      510,742      482,906
Earnings from operations
  net of tax                  $    25,324      20,901       41,131      35,738       (22,389)     (24,576)     (30,847)     (29,342)
Net earnings (loss)           $    25,003      20,901       41,686      35,738       (20,212)     (24,576)     (30,847)     (29,342)
Weighted average common
  shares outstanding
  basic and diluted            21,280,361  21,280,361   21,106,343  21,106,343    20,892,342   20,892,342   21,022,712   21,022,712
Earnings (loss) from
  operations before
  extraordinary loss
  on early extinguishment
  of debt per common
  share (1)                   $      1.02         .83         1.82        1.54         (1.12)       (1.33)       (1.60)       (1.55)
Earnings (loss) per common
  share
  basic and diluted           $      1.02         .83         1.82        1.54         (1.12)       (1.33)       (1.60)       (1.55)



                                                                                 Quarter Ended
                                   -------------------------------------------------------------------------------------
                                             Jun 30                   Sep 30                    Dec 31
                                              2000                     2000                      2000
                                   As reported  As adjusted(3)  As reported  As adjusted(3)  As reported  As adjusted(3)
                                   -------------------------------------------------------------------------------------
                                                    (in thousands, except share and per share data)
Total revenues                     $   472,350     469,654      520,132      521,789     444,620      443,451
Earnings from operations
  before extraordinary loss
  on early extinguishment
  of debt net of tax (2)           $    35,876      35,908       41,233       38,853      (24,739)     (23,522)
Net earnings (loss)                $    37,612      35,908       41,233       38,853      (21,292)     (25,643)
Weighted average common
  shares outstanding
    Basic                           21,718,988  21,718,988   21,489,970   21,489,970   21,406,688   21,406,688

Earnings (loss) from
  operations before minority
  interest and extraordinary loss
  on early extinguishment of debt
  per common share (1) (2)         $      1.58        1.50         1.77         1.66        (1.05)       (1.25)
Earnings (loss) per common
  share
  basic and diluted                $      1.58        1.50         1.77         1.66        (1.15)       (1.35)



                                           Quarter Ended
                                   ----------------------------
                                               Mar 31
                                                2001
                                   As reported  As adjusted(3)
                                   ----------------------------
                                     (in thousands, except
                                   share and per share data)
Total revenues                        425,318      447,553
Earnings from operations
  before extraordinary loss
  on early extinguishment
  of debt net of tax (2)              (46,650)     (48,106)
Net earnings (loss)                   (46,650)     (48,106)
Weighted average common
  shares outstanding
    Basic                          21,326,015   21,326,015

Earnings (loss) from
  operations before minority
  interest and extraordinary loss
  on early extinguishment of debt
  per common share (1) (2)              (2.34)       (2.37)
Earnings (loss) per common
  share
  basic and diluted                     (2.34)       (2.37)


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

(3) Reflects a reclassification of interest income and expense for elimination purposes.

IRS EXAMINATION


     In connection with the resolution of stockholder litigation, AMERCO has deducted for income tax purposes approximately $372.0 million of the payments made to former shareholders in a stockholder lawsuit. While AMERCO believes that such income tax deductions are appropriate, there can be no assurance that such deductions ultimately will be allowed in full.


     The Company is currently under IRS examination for the years 1996-1997. The IRS has proposed adjustments to the Company's 1997 and 1996 tax returns in the amount of $233.1 million and $99.0 million, respectively. Nearly all of the adjustments are attributable to denials of deductions claimed for certain payments made in connection with the resolution of stockholder litigation with certain members of the Shoen family and their corporations. The Company believes these income tax deductions are appropriate and it is vigorously contesting the IRS adjustments. The Company estimates that if it is unsuccessful in its challenge in all respects, the Company could incur tax liabilities totaling approximately $90.0 million plus interest. The Company believes that even though an unfavorable result could result in substantial cash payments, there would be minimal, if any, impact on consolidated results of operations.

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

       Part III, Item 13, Certain Relationships and Related Transactions



This section is amended and restated in its entirety as follows, which supplements certain disclosures contained in the Original Filing that were incorporated by reference from the 2002 Proxy Statement:



     During fiscal 2002, U-Haul purchased $3.2 million of printing from Form Builders, Inc. Mark V. Shoen, his daughter and Edward J. Shoen's sons are major stockholders of Form Builders, Inc. Edward J. Shoen is Chairman of the Board of Directors and President of AMERCO and is a significant stockholder of AMERCO. Mark V. Shoen is President, U-Haul Phoenix Operations and is a significant stockholder of AMERCO.



     On August 1, 2001, we sold one self-storage property to a subsidiary of SAC Holdings for $530,000 in cash and notes. The purchase price was determined by the Treasurer of U-Haul, based on an analysis of the net operating income of the properties.



     On September 28, 2001, we purchased 9 self-storage properties from SAC Holdings for $35.2 million in cash. These properties were not previously owned by us. The purchase price was negotiated with SAC Holdings by the Treasurer of U-Haul, based on an analysis of the net operating income of the properties.



     On December 20, 2001, we sold 14 self-storage properties to a subsidiary of SAC Holdings for $43.8 million in cash and notes. The purchase price was negotiated with SAC Holdings by the Assistant Treasurer of U-Haul, based on an analysis of the net operating income of the properties.



     On January 11, 2002, we sold 37 self-storage properties to a subsidiary of SAC Holdings for $93.7 million in cash and notes. The purchase price was negotiated with SAC Holdings by the Assistant Treasurer of U-Haul, based on an analysis of the net operating income of the properties.



     On February 1, 2002, we sold 62 self-storage properties to a subsidiary of SAC Holdings for $146.9 million in notes. The purchase price was negotiated with SAC Holdings by the Assistant Treasurer of U-Haul, based on an analysis of the net operating income of the properties. On March 28, 2002, the purchaser paid down the notes in the amount of $75.9 million from cash proceeds obtained from a third-party financing.



     We hold various senior and junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. AMERCO does not have an equity ownership interest in SAC Holdings, except for investments made by RepWest and Oxford in a SAC Holdings-controlled limited partnership which holds Canadian self-storage properties. The senior unsecured notes of SAC Holdings that AMERCO holds rank equal in right of payment with the notes of certain senior mortgage holders, but junior to the extent of the collateral securing the applicable mortgages and junior to the extent of the cash flow waterfalls that favor the senior mortgage holders. AMERCO received cash interest payments of $27.9 million from SAC Holdings during fiscal year 2002. The notes receivable balance outstanding at June 30, 2002 was, in the aggregate, $372.0 million. The largest aggregate amount outstanding during the fiscal year ended March 31, 2002 was $463.1 million.



     Interest on the senior and junior notes accrues at rates ranging from 8% to 13%.



     Interest accrues on the outstanding principal balance of senior notes of SAC Holdings that we hold at a fixed rate and is paid on a monthly basis.

     Interest accrues on the outstanding principal balance of junior notes of SAC Holdings that we hold at a stated rate of basic interest. A fixed portion of that basic interest is paid on a monthly basis. Additional interest is paid on the same payment date based on the difference between the amount of remaining basic interest and an amount equal to a specified percentage of the net cash flow before interest expense generated by the underlying property minus



        the sum of the principal and interest due on the senior notes of SAC Holdings relating to that property and a multiple of the fixed portion of basic interest paid on that monthly payment date.



We refer to the latter amount as the "cash flow-based calculation."




     To the extent that this cash flow-based calculation exceeds the amount of remaining basic interest, contingent interest equal to that excess and the amount of remaining basic interest are paid on the same monthly date as the fixed portion of basic interest. To the extent that the cash flow-based calculation is less than the amount of remaining basic interest, the additional interest payable on the applicable monthly date is limited to the amount of that cash flow-based calculation. In such a case, the excess of the remaining basic interest over the cash flow-based calculation is deferred and all amounts so deferred bear the stated rate of basic interest until maturity of the junior note.



     We currently manage the self-storage properties owned by SAC Holdings pursuant to a management agreement, under which we receive a management fee equal to 6% of the gross receipts from the properties plus certain expenses. We received management fees of $8.3 million during fiscal year 2002. This management fee is consistent with the fees received for other properties we manage.



     Through RepWest and Oxford, we currently hold a 46% limited partnership interest in Securespace Limited Partnership (Securespace), a Nevada limited partnership. A SAC Holdings subsidiary serves as the general partner of Securespace and owns a 1% interest and another SAC Holdings subsidiary owns the remaining 53% limited partnership interest in Securespace. Securespace was formed by SAC Holdings to be the owner of various Canadian self-storage properties.



     During fiscal year 2002, we leased space for marketing company offices, vehicle repair shops and hitch installation centers in 34 locations owned by subsidiaries of SAC Holdings. Total lease payments pursuant to such leases were $410,000 during fiscal year 2002. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.






     We believe that the foregoing transactions were consummated on terms equivalent to those that prevail in arm's-length transactions.

PART IV, ITEM 14, EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K


     Item 14 of Part IV which contains the Financial Statements of AMERCO and its subsidiaries and SAC Holding Corporation and its subsidiaries and SAC Holding Corporation II and its consolidated subsidiaries is amended and restated in its entirety. In the Original Filing, our independent accountants' report included a division of responsibility related to the financial statements of SAC Holding Corporation, as of and for the year ended March 31, 2001. Since the Original Filing, PriceWaterhouseCoopers, LLP, has audited SAC Holding Corporation and its subsidiaries as of and for the year ended March 31, 2001 which the Report of Independent Accountants now reflects and is included herein. In addition, we have modified certain disclosures contained herein and have reclassified certain amounts between interest income and interest expense.

(a) The following documents are filed as part of this Report:
                                                               Page No.
                                                               -------
   1.  Financial Statements

       Report of Independent Accountants                          F-2
       Consolidated Balance Sheets -
         March 31, 2002 and 2001                                  F-3
       Consolidated Statements of Earnings -
         Years ended March 31, 2002, 2001 and 2000                F-5
       Consolidated Statements of Changes in Stockholders'
         Equity - Years ended March 31, 2002, 2001 and 2000       F-6
       Consolidated Statements of Comprehensive Income -
         Years ended March 31, 2002, 2001 and 2000                F-7
       Consolidated Statements of Cash Flows - Years ended
         March 31, 2002, 2001 and 2000                            F-8
       Notes to Consolidated Financial Statements                 F-9

   2.  Additional Information

       Consolidating Balance Sheets and Statements of
         Earnings                                                 F-41

       Summary of Earnings of Independent Trailer Fleets          F-44
       Notes to Summary of Earnings of Independent
         Trailer Fleets                                           F-45

   3. Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 14

       Condensed Financial Information of Registrant --
         Schedule I                                               F-47
       Supplemental Information (For Property-Casualty
         Insurance Underwriters) -- Schedule V                    F-51

       All other schedules are omitted as the required information is not applicable or the information is presented in the financial statements or related notes thereto.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Offering Circular


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors


and Stockholders of AMERCO



     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of earnings, changes in stockholders' equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of AMERCO and its subsidiaries, SAC Holding Corporation and its subsidiaries, and SAC Holding Corporation II and its subsidiaries (collectively, the "Company") at March 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the accompanying consolidated balance sheet and the related consolidated statements of earnings, changes in stockholders' equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of AMERCO and its subsidiaries and SAC Holding Corporation and its subsidiaries at March 31, 2001 and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the Financial Statement Schedules listed in the index appearing under Item 14(a)3 appearing on page F-1 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



     The accompanying financial statements of the Company have been restated at March 31, 2001 and for each of the two years in the period ended March 31, 2001, to consolidate the financial statements of SAC Holding Corporation and its subsidiaries, an affiliated entity.



     Our audit was conducted for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The Consolidating Balance Sheets and Statements of Earnings Schedule and the Summary of Earnings of Independent Trailer Fleets information included on pages F-41 through F-46 of this Form 10-K is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position and results of operations of the individual companies or the earnings of the independent fleets. Accordingly, we do not express an opinion on the financial position, results of operations of the individual companies, or on the earnings of the independent trailer fleets. However, such information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.



Phoenix, Arizona


September 24, 2002

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                      MARCH 31,
                                                              --------------------------
                                                                 2002           2001
                                                              -----------    -----------
                                                                    (AS RESTATED)
                                                                    (IN THOUSANDS)
                                         ASSETS
Cash and cash equivalents...................................  $    47,651    $    52,788
Trade receivables, net......................................      279,914        252,015
Notes and mortgage receivables, net.........................       15,907         29,154
Inventories, net............................................       76,519         84,242
Prepaid expenses............................................       31,069         23,339
Investments, fixed maturities...............................      994,875        952,482
Investments, other..........................................      250,458        202,879
Deferred policy acquisition costs...........................      101,308         99,807
Other assets................................................       60,851         43,106
                                                              -----------    -----------
                                                                1,858,552      1,739,812
                                                              -----------    -----------
Property, plant and equipment, at cost:
  Land......................................................      425,308        370,684
  Buildings and improvements................................    1,161,918      1,221,157
  Furniture and equipment...................................      290,470        282,620
  Rental trailers and other rental equipment................      176,785        181,159
  Rental trucks.............................................    1,071,604      1,037,653
                                                              -----------    -----------
                                                                3,126,085      3,093,273
  Less accumulated depreciation.............................   (1,211,182)    (1,194,646)
                                                              -----------    -----------
     Total property, plant and equipment....................    1,914,903      1,898,627
                                                              -----------    -----------
Total assets................................................  $ 3,773,455    $ 3,638,439
                                                              ===========    ===========

                                                                      MARCH 31,
                                                              --------------------------
                                                                 2002           2001
                                                              -----------    -----------
                                                                    (AS RESTATED)
                                                                    (IN THOUSANDS)
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued expenses.....................  $   149,338        167,102
  AMERCO'S notes and loans payable..........................    1,045,802      1,170,041
  SAC Holdings' notes and loans payable, non-recourse to
     AMERCO.................................................      557,761        373,326
  Policy benefits and losses, claims and loss expenses
     payable................................................      729,343        668,830
  Liabilities from investment contracts.....................      572,793        522,207
  Cash overdraft............................................       34,629         26,484
  Other policyholders' funds and liabilities................       74,048         79,172
  Deferred income...........................................        7,360         36,470
  Deferred income taxes.....................................      103,275         82,543
                                                              -----------    -----------
     Total liabilities......................................    3,274,349      3,126,175
                                                              -----------    -----------
Stockholders' equity:
  Serial preferred stock, with or without par value,
     50,000,000 shares authorized --
     Series A preferred stock, with no par value, 6,100,000
      shares authorized; 6,100,000 shares issued and
      outstanding as of March 31, 2002 and 2001.............           --             --
     Series B preferred stock, with no par value, 100,000
      shares authorized; none issued and outstanding as of
      March 31, 2002 and 2001...............................           --             --
  Serial common stock, with or without par value,
     150,000,000 shares authorized --
     Series A common stock of $0.25 par value, 10,000,000
      shares authorized; 5,612,495 shares issued as of March
      31, 2002 and 2001.....................................        1,441          1,441
  Common stock of $0.25 par value, 150,000,000 shares
     authorized; 36,487,505 issued as of March 31, 2002 and
     2001...................................................        9,122          9,122
  Additional paid-in capital................................      267,712        242,654
  Accumulated other comprehensive income....................      (32,384)       (40,709)
  Retained earnings.........................................      716,614        726,854
  Cost of common shares in treasury, net (20,850,763 and
     20,321,363 shares as of March 31, 2002 and 2001,
     respectively)..........................................     (449,247)      (411,925)
  Unearned employee stock ownership plan shares.............      (14,152)       (15,173)
                                                              -----------    -----------
     Total stockholders' equity.............................      499,106        512,264
                                                              -----------    -----------
Contingent liabilities and commitments
                                                              -----------    -----------
Total liabilities and stockholders' equity..................  $ 3,773,455      3,638,439
                                                              ===========    ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS


                                                                 YEARS ENDED MARCH 31,
                                                        ---------------------------------------
                                                           2002           2001          2000
                                                        -----------    ----------    ----------
                                                                     (AS RESTATED)
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues
  Rental revenue......................................  $ 1,344,022     1,285,532     1,208,766
  Net sales...........................................      222,816       212,242       201,355
  Premiums............................................      433,593       323,198       262,057
  Net investment and interest income..................       58,075        61,475        61,021
                                                        -----------    ----------    ----------
     Total revenues...................................    2,058,506     1,882,447     1,733,199
                                                        -----------    ----------    ----------
Costs and expenses
  Operating expenses..................................    1,109,446     1,047,168       949,309
  Cost of sales.......................................      122,860       126,567       115,390
  Benefits and losses.................................      389,522       283,366       209,592
  Amortization of deferred acquisition costs..........       40,674        35,946        34,987
  Lease expense.......................................      175,501       173,077       130,951
  Depreciation, net...................................      108,683       101,508        96,090
                                                        -----------    ----------    ----------
     Total costs and expenses.........................    1,946,686     1,767,632     1,536,319
                                                        -----------    ----------    ----------
Earnings from operations..............................      111,820       114,815       196,880
  Interest expense....................................      106,841       108,981        97,187
                                                        -----------    ----------    ----------
Pretax earnings.......................................        4,979         5,834        99,693
Income tax expense....................................       (2,258)       (2,701)      (36,175)
                                                        -----------    ----------    ----------
Earnings before extraordinary loss on early
  extinguishment of debt..............................        2,721         3,133        63,518
Extraordinary loss on early extinguishment of debt,
  net.................................................           --        (2,121)         (334)
                                                        -----------    ----------    ----------
     Net earnings.....................................  $     2,721         1,012        63,184
                                                        ===========    ==========    ==========
Basic earnings (loss) per common share:
  Earnings (loss) before extraordinary loss on early
     extinguishment of debt...........................  $     (0.49)        (0.46)         2.27
  Extraordinary loss on early extinguishment of debt,
     net..............................................           --         (0.10)        (0.01)
                                                        -----------    ----------    ----------
     Net earnings (loss)..............................  $     (0.49)        (0.56)         2.26
                                                        ===========    ==========    ==========
Diluted earnings (loss) per common share:
  Earnings (loss) before extraordinary loss on early
     extinguishment of debt...........................  $     (0.49)        (0.46)         2.27
  Extraordinary loss on early extinguishment of debt,
     net..............................................           --         (0.10)        (0.02)
                                                        -----------    ----------    ----------
     Net earnings (loss)..............................  $     (0.49)        (0.56)         2.25
                                                        ===========    ==========    ==========
Weighted average common shares outstanding:
  Basic...............................................   21,022,712    21,486,370    21,934,390
                                                        ===========    ==========    ==========
  Diluted.............................................   21,022,712    21,486,370    22,226,057
                                                        ===========    ==========    ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                       YEARS ENDED MARCH 31,
                                                              ---------------------------------------
                                                                 2002           2001          2000
                                                              -----------    ----------    ----------
                                                                           (AS RESTATED)
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Series A common stock of $0.25 par value:
  10,000,000 shares authorized; 5,612,495 shares issued in
     2002, 2001 and 2000
     Beginning and end of year..............................   $  1,441         1,441         1,441
                                                               --------       -------       -------
Common stock of $0.25 par value:
  150,000,000 shares authorized; 36,487,505 shares issued in
     2002, 2001 and 2000
     Beginning and end of year..............................      9,122         9,122         9,122
                                                               --------       -------       -------
Additional paid-in capital:
  Beginning of year.........................................    242,654       242,558       267,221
     Repurchase of preferred stock..........................         --            --       (25,000)
     Contribution by owner..................................     24,969            --            --
     Issuance of common shares under leveraged employee
       stock ownership plan.................................         89            96           337
                                                               --------       -------       -------
  End of year...............................................    267,712       242,654       242,558
                                                               --------       -------       -------
Accumulated other comprehensive income:
  Beginning of year.........................................    (40,709)      (42,317)      (17,740)
     Foreign currency translation...........................     (4,242)       (7,252)       (2,899)
     Fair market value of cash flow hedge...................        130        (1,185)        2,192
     Unrealized gain (loss) on investments..................     12,437        10,045       (23,870)
                                                               --------       -------       -------
  End of year...............................................    (32,384)      (40,709)      (42,317)
                                                               --------       -------       -------
Retained earnings:
  Beginning of year.........................................    726,854       738,805       689,262
     Net earnings...........................................      2,721         1,012        63,184
     Preferred stock dividends paid:
       Series A ($2.13 per share for 2002, 2001 and 2000)...    (12,961)      (12,963)      (12,964)
       Series B ($27.14 per share for 2000).................         --            --          (677)
                                                               --------       -------       -------
  End of year...............................................    716,614       726,854       738,805
                                                               --------       -------       -------
Less treasury stock:
  Beginning of year.........................................    411,925       400,790       367,747
     Net increase...........................................     37,322        11,135        33,043
                                                               --------       -------       -------
  End of year...............................................    449,247       411,925       400,790
                                                               --------       -------       -------
Less Unearned employee stock ownership plan shares:
  Beginning of year.........................................     15,173        16,366        16,492
     Purchase of shares.....................................         72            46         1,002
     Repayments from loan...................................     (1,093)       (1,239)       (1,128)
                                                               --------       -------       -------
  End of year...............................................     14,152        15,173        16,366
                                                               --------       -------       -------
Total stockholders' equity..................................   $499,106       512,264       532,453
                                                               ========       =======       =======


  The accompanying notes are an integral part of these consolidated financial statements.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME

                                                                 YEARS ENDED MARCH 31,
                                                              ----------------------------
                                                               2002       2001      2000
                                                              -------    ------    -------
                                                                     (AS RESTATED)
                                                                     (IN THOUSANDS)
Comprehensive income:
  Net earnings..............................................  $ 2,721     1,012     63,184
     Other comprehensive income
     Foreign currency translation...........................   (4,242)   (7,252)    (2,899)
     Fair market value of cash flow hedges..................      130    (1,185)     2,192
     Unrealized gain (loss) on investments, net.............   12,437    10,045    (23,870)
                                                              -------    ------    -------
     Total comprehensive income.............................  $11,046     2,620     38,607
                                                              =======    ======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED MARCH 31,
                                                             ---------------------------------
                                                               2002         2001        2000
                                                             ---------    --------    --------
                                                                       (AS RESTATED)
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
Net earnings...............................................  $   2,721       1,014      63,172
  Depreciation and amortization............................    169,440     156,801     143,992
  Provision for losses on accounts receivable..............      4,729       3,286       4,601
  Net gain on sale of real and personal property...........    (18,833)    (18,132)    (11,165)
  Gain on sale of investments..............................      2,841      12,931        (873)
  Changes in policy liabilities and accruals...............      7,582      54,814      15,326
  Additions to deferred policy acquisition costs...........    (39,252)    (42,535)    (31,804)
  Net change in other operating assets and liabilities.....      1,265     114,442      41,221
  Extraordinary loss on early extinguishment of debt,
     net...................................................         --      (2,121)       (341)
                                                             ---------    --------    --------
Net cash provided by operating activities..................    130,493     280,500     224,129
Cash flows from investing activities:
  Purchases of investments:
     Property, plant and equipment.........................   (275,852)   (448,188)   (476,781)
     Fixed maturities......................................   (257,559)   (122,863)   (158,304)
     Common stock..........................................       (418)    (31,773)         --
     Preferred stock.......................................     (2,072)         --        (369)
     Other asset investment................................     (2,259)     (5,915)         --
     Real estate...........................................        (35)     (5,938)        (70)
     Mortgage loans........................................     (1,351)    (24,084)    (27,367)
  Proceeds from sales of investments:
     Property, plant and equipment.........................    194,830     104,352     211,873
     Fixed maturities......................................    233,716     152,761     133,915
     Preferred stock.......................................      4,400         372         968
     Real estate...........................................      1,335       1,557       1,672
     Mortgage loans........................................     18,690      22,463      11,555
  Changes in other investments.............................   (126,774)   (155,168)     45,689
                                                             ---------    --------    --------
Net cash used by investing activities......................   (213,349)   (512,424)   (257,219)
Cash flows from financing activities:
  Net change in short-term borrowings......................     (2,500)    176,427    (146,836)
  Proceeds from notes......................................    275,879     361,608     444,239
  Debt issuance costs......................................    (10,182)     (3,745)     (8,551)
  Leveraged Employee Stock Ownership Plan:
     Purchase of shares....................................         --         (46)     (1,002)
     Repayments from loan..................................      1,019       1,239       1,128
  Principal payments on notes..............................   (222,114)   (299,666)   (185,311)
  Repurchase of preferred stock............................         --          --     (25,000)
  Proceeds from minority interest..........................         --       2,121          --
  Net change in cash overdraft.............................      8,145      (3,976)      2,291
  Preferred stock dividends paid...........................    (12,961)    (12,963)    (13,641)
  Treasury stock acquisitions, net.........................    (10,154)     (9,617)    (33,467)
  Dividends from subsidiaries..............................         --          --          --
  Investment contract deposits.............................    150,432      87,687      63,978
  Investment contract withdrawals..........................    (99,845)    (72,953)    (60,808)
  Proceeds from minority interest..........................         --      10,151          --
                                                             ---------    --------    --------
Net cash provided by financing activities..................     77,719     236,267      37,020
                                                             ---------    --------    --------
Increase (decrease) in cash and cash equivalents...........     (5,137)      4,343       3,930
Cash and cash equivalents at beginning of year.............     52,788      48,445      44,515
                                                             ---------    --------    --------
Cash and cash equivalents at end of year...................  $  47,651      52,788      48,445
                                                             =========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     AMERCO, a Nevada corporation (AMERCO), is the holding company for U-Haul International, Inc. (U-Haul), Amerco Real Estate Company (AREC), Republic Western Insurance Company (RepWest) and Oxford Life Insurance Company (Oxford). All references to a fiscal year refer to AMERCO's fiscal year ended March 31 of that year.


     SAC Holding Corporation and SAC Holding II Corporation and their consolidated subsidiaries (collectively referred to as SAC Holdings) are majority owned by Mark V. Shoen. Mark V. Shoen is the beneficial owner of 15.6% of AMERCO's common stock and is an executive officer of AMERCO.


  Principles of Consolidation


     The consolidated financial statements include the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holdings. All material intercompany accounts and transactions have been eliminated in consolidation. Except for investments made by RepWest and Oxford in a SAC Holdings-controlled limited partnership which holds Canadian self-storage properties, AMERCO has not had any equity ownership interest in SAC Holdings.



     The accounts of AMERCO and SAC Holdings are presented as consolidated due to a revised interpretation of EITF 90-15 as applied to AMERCO during fiscal year 2002. The financial statements as previously presented have been restated to reflect such consolidation. The following table presents the impact of such consolidation on the dates presented:



                                          MARCH 31, 2001                   MARCH 31, 2000
                                   -----------------------------    -----------------------------
                                   AS REPORTED(1)    AS RESTATED    AS REPORTED(1)    AS RESTATED
                                   --------------    -----------    --------------    -----------
                                          (IN THOUSANDS)                   (IN THOUSANDS)
Assets...........................    $3,384,064       3,638,439       $3,125,225       3,291,292
Liabilities......................    $2,768,698       3,126,175       $2,539,931       2,758,838
Stockholders' equity.............    $  615,366         512,264       $  585,294         532,454
Net income.......................    $   12,965           1,012       $   65,491          63,184


---------------
(1) As reported in the Company's March 31, 2001 Form 10-K, filed on July 2, 2001 prior to the consolidation of SAC Holdings described above.

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

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     AREC owns approximately 90% of AMERCO's real estate assets, including U-Haul's Center and Storage locations. The remainder of the properties are owned by various U-Haul entities. AREC is responsible for managing all of the properties including the environmental risks of the properties. AREC is responsible for the purchase of all properties used by AMERCO or any of its subsidiaries. AREC also handles all of the dispositions (sale and lease) of unused real estate.

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


     SAC Holdings own self-storage facilities, which are managed by U-Haul under management agreements.


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

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Inventories

     Inventories are valued at the lower of cost or market. Cost is primarily determined using the LIFO (last-in, first-out) method.

  Investments

     Fixed maturities consist of bonds and redeemable preferred stocks. Fair values for investments are based on quoted market prices, dealer quotes or discounted cash flows. Fixed maturities are classified as follows:

     - Held-to-maturity -- recorded at cost adjusted for the amortization of premiums or accretion of discounts.

     - Available-for-sale -- recorded at fair value with unrealized gains or losses reported on a net basis in the Consolidated Statements of Changes in Stockholders' Equity unless such changes are deemed to be other then temporary. Gains and losses on the sale of these securities are reported as a component of revenues using the specific identification method.

     - Trading portfolio -- AMERCO does not currently maintain a trading portfolio.

     - Mortgage loans & notes on real estate held by AMERCO's subsidiaries -- at unpaid balances, net of allowance for possible losses and any unamortized premium or discount.

     - Real estate -- at cost less accumulated depreciation.

     - Policy loans -- at their unpaid balance.

     - Investment income is recognized as follows: Interest on bonds and mortgage loans & notes -- recognized when earned.

     - Dividends on common and redeemable preferred stocks -- recognized on ex-dividend dates.

     - Realized gains and losses on the sale of investments -- recognized at the trade date and included in revenues using the specific identification method.

     Short-term investments consist of other securities scheduled to mature within one year of their acquisition date. See Note 4 of Notes to Consolidated Financial Statements.

  Deferred Policy Acquisition Costs

     Commissions and other costs, which vary with and are primarily related to the production of new business have been deferred.

     For Oxford, costs are amortized in relation to revenue such that costs are realized as a constant percentage of revenue.

     For RepWest, costs are amortized over the related contract period which generally do not exceed one year.

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

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     Fair value summary of note and mortgage receivables:

    MARCH 31, 2002           MARCH 31, 2001
----------------------   ----------------------
CARRYING    ESTIMATED    CARRYING    ESTIMATED
 VALUE      FAIR VALUE    VALUE      FAIR VALUE
--------    ----------   --------    ----------
    (IN THOUSANDS)           (IN THOUSANDS)
$14,629       17,889     $15,214       18,484
=======       ======     =======       ======

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

  Income Taxes


     AMERCO files a consolidated federal income tax return with its subsidiaries. In addition to charging income for taxes paid or payable, the provision for income taxes reflects deferred income taxes resulting from changes in temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. SAC Holdings file a stand-alone return. To date, a valuation allowance has been provided for all of SAC Holdings' notes.


  Advertising Costs

     AMERCO expenses advertising costs as incurred. Advertising expense of $37,807,000, $37,867,000 and $35,988,000 was charged to operations for fiscal years 2002, 2001 and 2000, respectively.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     New Accounting Standards

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations," and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets."

     SFAS 141 supercedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations." The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

     SFAS 142 supercedes APB 17, "Intangible Assets." SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

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

     In October 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses issues relating to the implementation of FASB Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired.

     Management has not yet determined the effects of adopting Statements 143 and 144 on the financial position or results of operations, but believes the pronouncements are not expected to materially affect the consolidated financial position or results of operations.

     In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. FASB 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, as a result, FASB 64, which amended FASB 4, was rescinded as it was no longer necessary. FASB 145 amended FASB 13 to require certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Management

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

has not yet determined the effects of adopting this Statement on the financial position or results of operations, except for the need to reclassify debt extinguishments previously reported as extraordinary.

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

2. RECEIVABLES, NET

     A summary of trade receivables follows:

                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------    -------
                                                                (IN THOUSANDS)
Trade accounts receivable...................................  $ 23,833     20,326
Premiums and agents' balances...............................    54,867     87,641
Reinsurance recoverable.....................................   155,775    109,596
Accrued investment income...................................    18,039     16,541
Independent dealer receivable...............................     1,660      2,344
Other receivables...........................................    28,036     17,698
                                                              --------    -------
                                                               282,210    254,146
Less allowance for doubtful accounts........................     2,296      2,131
                                                              --------    -------
                                                              $279,914    252,015
                                                              ========    =======

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of notes and mortgage receivables follows:

                                                                  MARCH 31,
                                                              -----------------
                                                               2002       2001
                                                              -------    ------
                                                               (IN THOUSANDS)
Notes, mortgage receivables and other, net of discount......  $15,977    29,224
Less allowance for doubtful accounts........................       70        70
                                                              -------    ------
                                                              $15,907    29,154
                                                              =======    ======

3. INVENTORIES, NET

     A summary of inventory components follows:

                                                                  MARCH 31,
                                                              -----------------
                                                               2002       2001
                                                              -------    ------
                                                               (IN THOUSANDS)
Truck and trailer parts and accessories.....................  $51,207    59,404
Hitches and towing components...............................   14,020    14,393
Moving supplies and promotional items.......................   11,292    10,445
                                                              -------    ------
                                                              $76,519    84,242
                                                              =======    ======

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

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. INVESTMENTS

     A comparison of amortized cost to estimated market value for fixed maturities is as follows:


                                                         GROSS         GROSS       ESTIMATED
                                          AMORTIZED    UNREALIZED    UNREALIZED     MARKET
                                            COST         GAINS         LOSSES        VALUE
                                          ---------    ----------    ----------    ---------
                                                            (IN THOUSANDS)
DECEMBER 31, 2001
CONSOLIDATED HELD-TO-MATURITY
U.S. treasury securities and government
  obligations...........................  $  3,289          219            --         3,508
U.S. government agency mortgage-backed
  securities............................    15,155          554           (35)       15,674
Corporate securities....................    42,625        1,219           (97)       43,747
Mortgage-backed securities..............    20,648          705            (1)       21,352
Redeemable preferred stocks.............   112,350          502        (2,122)      110,730
                                          --------       ------       -------       -------
                                           194,067        3,199        (2,255)      195,011
                                          --------       ------       -------       -------

DECEMBER 31, 2001
CONSOLIDATED AVAILABLE-FOR-SALE
U.S. treasury securities and government
  obligations...........................  $ 40,656        2,223          (128)       42,751
U.S. government agency mortgage-backed
  securities............................    20,001          843            (3)       20,841
Obligations of states and political
  subdivisions..........................    10,035          344            (2)       10,377
Corporate securities....................   657,603       24,635       (14,792)      667,446
Mortgage-backed securities..............    26,520        2,128          (865)       27,783
Redeemable preferred stocks.............    29,976          314          (422)       29,868
Redeemable common stocks................     2,434           --          (692)        1,742
                                          --------       ------       -------       -------
                                           787,225       30,487       (16,904)      800,808
                                          --------       ------       -------       -------
     Total..............................  $981,292       33,686       (19,159)      995,819
                                          ========       ======       =======       =======

DECEMBER 31, 2000
CONSOLIDATED HELD-TO-MATURITY

U.S. treasury securities and government
  obligations...........................  $  3,627          144            (2)        3,769
U.S. government agency mortgage-backed
  securities............................    14,178          174          (130)       14,222
Corporate securities....................    53,422          739          (333)       53,828
Mortgage-backed securities..............    40,093          650          (191)       40,552
Redeemable preferred stocks.............   115,174           46        (9,736)      105,484
                                          --------       ------       -------       -------
                                           226,494        1,753       (10,392)      217,855
                                          --------       ------       -------       -------

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                         GROSS         GROSS       ESTIMATED
                                          AMORTIZED    UNREALIZED    UNREALIZED     MARKET
                                            COST         GAINS         LOSSES        VALUE
                                          ---------    ----------    ----------    ---------
                                                            (IN THOUSANDS)
DECEMBER 31, 2000
CONSOLIDATED AVAILABLE-FOR-SALE
U.S. treasury securities and government
  obligations...........................  $ 43,522        1,494          (141)       44,875
U.S. government agency mortgage-backed
  securities............................    33,644          557           (87)       34,114
Obligations of states and political
  subdivisions..........................    16,678          448          (142)       16,984
Corporate securities....................   562,187       10,714       (15,127)      557,774
Mortgage-backed securities..............    33,378          761          (402)       33,737
Redeemable preferred stocks.............    32,969          141        (1,860)       31,250
Redeemable common stocks................     8,166           --          (912)        7,254
                                          --------       ------       -------       -------
                                           730,544       14,115       (18,671)      725,988
                                          --------       ------       -------       -------
     Total..............................  $957,038       15,868       (29,063)      943,843
                                          ========       ======       =======       =======

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

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                          DECEMBER 31, 2001            DECEMBER 31, 2000
                                      -------------------------    -------------------------
                                      AMORTIZED     ESTIMATED      AMORTIZED     ESTIMATED
                                        COST       MARKET VALUE      COST       MARKET VALUE
                                      ---------    ------------    ---------    ------------
                                           (IN THOUSANDS)               (IN THOUSANDS)
CONSOLIDATED HELD-TO-MATURITY
Due in one year or less.............  $ 22,428        22,979          4,786         4,810
Due after one year through five
  years.............................    19,457        20,159         46,496        46,513
Due after five years through ten
  years.............................     1,358         1,461            248           304
After ten years.....................     4,447         4,481          5,519         5,970
                                      --------       -------        -------       -------
                                        47,690        49,080         57,049        57,597
Mortgage-backed securities..........    34,027        35,201         54,271        54,774
Redeemable preferred stock..........   112,350       110,730        115,174       105,484
                                      --------       -------        -------       -------
                                       194,067       195,011        226,494       217,855
                                      --------       -------        -------       -------
CONSOLIDATED AVAILABLE-FOR-SALE
Due in one year or less.............    58,768        59,787         34,801        34,813
Due after one year through five
  years.............................   259,659       266,002        313,162       310,656
Due after five years through ten
  years.............................   251,413       254,002        197,027       198,592
After ten years.....................   138,454       140,783         77,397        75,572
                                      --------       -------        -------       -------
                                       708,294       720,574        622,387       619,633
Mortgage-backed securities..........    46,521        48,624         67,022        67,851
Redeemable preferred stock..........    29,976        29,868         32,969        31,250
Redeemable common stock.............     2,434         1,742          8,166         7,254
                                      --------       -------        -------       -------
                                       787,225       800,808        730,544       725,988
                                      --------       -------        -------       -------
     Total..........................  $981,292       995,819        957,038       943,843
                                      ========       =======        =======       =======


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

     Investments, other consists of the following:

                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------    -------
                                                                (IN THOUSANDS)
Short-term investments......................................  $ 65,870     58,860
Mortgage loans..............................................    85,458    102,571
Real estate, foreclosed properties..........................    71,900      1,023
Policy loans................................................     6,205      6,763
Other.......................................................    21,025     33,662
                                                              --------    -------
                                                              $250,458    202,879
                                                              ========    =======

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of net investment and interest income follows:


                                                             YEAR ENDED MARCH 31,
                                                          ---------------------------
                                                           2002       2001      2000
                                                          -------    ------    ------
                                                                (IN THOUSANDS)
Fixed maturities........................................  $58,711    55,408    64,321
Real estate.............................................    2,690     2,974     2,419
Policy loans............................................    1,092       250       285
Mortgage loans..........................................    8,797     7,262     5,447
Short-term, amounts held by ceding reinsurers, net and
  other investments.....................................    6,804     7,364     7,140
                                                          -------    ------    ------
Investment income.......................................   78,094    73,258    79,612
Less investment expenses................................   31,823    25,673    26,325
                                                          -------    ------    ------
Net investment income...................................   46,271    47,585    53,287
Interest income.........................................   11,804    13,890     7,734
                                                          -------    ------    ------
Net investment and interest income......................  $58,075    61,475    61,021
                                                          =======    ======    ======


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


     In February 1997, AMERCO, through its insurance subsidiaries, invested in the equity of Private Mini Storage Realty, L.P. (Private Mini), a Texas-based self-storage operator. RepWest invested $13,500,000 and has a direct 30.6% interest and an indirect 13.2% interest. Oxford invested $11,000,000 and has a direct 24.9% interest and an indirect 10.8% interest. U-Haul is a 50% owner of Storage Realty L.L.C., which serves as the general partner and has a direct 1% interest in Private Mini. AMERCO does not maintain operating control of Private Mini and the minority holders have substantial participation rights. During 1997, Private Mini secured a line of credit in the amount of $225,000,000 with a financing institution, which was subsequently reduced in accordance with its terms to $125,000,000 in December 2001. Under the terms of this credit facility, AMERCO entered into a support party agreement with Private Mini whereby upon default or noncompliance with debt covenants by Private Mini, AMERCO assumes responsibility in fulfilling all obligations related to this credit facility. At March 31, 2002, there was no default or non-compliance under the terms of the credit facility.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. NOTES AND LOANS PAYABLE

     AMERCO's notes and loans payable consist of the following:


                                                                     MARCH 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------    ---------
                                                                  (IN THOUSANDS)
Short-term borrowings, 2.85% interest rate..................  $   12,500       15,000
Notes payable to banks under commercial paper agreements,
  unsecured,................................................          --      119,570
Notes payable to banks under revolving lines of credit,
  unsecured, 2.00% to 4.75% interest rates..................     283,000      185,000
Medium-term notes payable, unsecured, 7.23% to 8.08%
  interest rates, due through 2027..........................     109,500      212,000
Notes payable under Bond Backed Asset Trust, unsecured,
  7.14% interest rate, due through 2032.....................     100,000      100,000
Notes payable to public, unsecured, 7.85% interest rate, due
  through 2003..............................................     175,000      175,000
Senior Note, unsecured, 7.20% interest rate, due through
  2002......................................................     150,000      150,000
Senior Note, unsecured, 8.80% interest rate, due through
  2005......................................................     200,000      200,000
Fair market value SWAP......................................         775           --
Other notes payable, secured and unsecured, 7.00% to 11.25%
  interest rate, due through 2005...........................         234          278
                                                              ----------    ---------
                                                               1,031,009    1,156,848
Financed lease obligations..................................      14,793       13,193
                                                              ----------    ---------
                                                              $1,045,802    1,170,041
                                                              ==========    =========


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

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                             REVOLVING CREDIT ACTIVITY          SHORT-TERM BORROWING
                           ------------------------------    --------------------------
                                     YEAR ENDED                      YEAR ENDED
                           ------------------------------    --------------------------
                             2002       2001       2000       2002      2001      2000
                           --------    -------    -------    ------    ------    ------
                                      (IN THOUSANDS, EXCEPT INTEREST RATES)
Weighted average interest
  rate during the year...      3.53%      6.36%      5.90%     3.59%     6.67%     6.13%
Interest rate at year
  end....................      2.44%      5.68%      6.26%     2.63%     5.96%     6.32%
Maximum amount
  outstanding during the
  year...................  $283,000    258,000    365,000    33,553    41,500    52,000
Average amount
  outstanding during the
  year...................  $224,667     86,000    235,500    23,531    18,458    13,542
Facility fees............  $    507        507        508       N/A       N/A       N/A

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

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The annual maturities of long-term debt, excluding short-term borrowings, of AMERCO for the next five years adjusted for subsequent activity (if the revolving credit lines are outstanding to maturity), are presented in the table below:


                                                   YEAR ENDED
                        -----------------------------------------------------------------
                          2003       2004       2005       2006       2007     THEREAFTER
                        --------    -------    -------    -------    ------    ----------
                                                 (IN THOUSANDS)
Mortgages.............  $     30         32         23         26        28          65
Capital lease.........        --         --     14,793         --        --          --
Fair market value
  SWAP................        97         97         97         97        97         290
Medium-term and other
  notes...............   150,015    175,015    205,000         --    30,000     174,500
Revolving credit......    78,000         --         --    205,000        --          --
                        --------    -------    -------    -------    ------     -------
                        $228,142    175,144    219,913    205,123    30,125     174,855
                        ========    =======    =======    =======    ======     =======


     Interest paid in cash amounted to $77,902,000, $92,622,000 and $77,529,000 for fiscal years 2002, 2001 and 2000, respectively.

     SAC Holdings' notes and loans payable, non-recourse to AMERCO consist of the following:

                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------    -------
                                                                (IN THOUSANDS)
Notes payable, secured, bearing interest rates ranging from
  7.50% to 8.82%, due between 2009 and 2032.................  $566,243    375,533
Less discounts on notes payable.............................  $ (8,482)    (2,207)
                                                              --------    -------
                                                              $557,761    373,326
                                                              ========    =======

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


     At June 30, 2002, certain subsidiaries of SAC Holdings were in technical default of certain covenants related to the failure to deliver timely, financial statements pursuant to certain of its agreements. Such amounts have been reflected as current in the table below. AMERCO is neither a guarantor nor a party to the borrowings of SAC Holdings or any of its subsidiaries.


     The annual maturities of long-term debt for the next five years adjusted for subsequent activity (if the revolving credit lines are outstanding to maturity), are presented in the table below:


                                                      YEAR ENDED
                              -----------------------------------------------------------
                               2003      2004      2005      2006     2007     THEREAFTER
                              -------    -----    -------    -----    -----    ----------
                                                    (IN THOUSANDS)
Notes payable, secured......  137,313    5,317    122,868    6,255    6,785     279,223
                              =======    =====    =======    =====    =====     =======


     Interest paid in cash amounted to $33,803,000, $23,694,000 and $17,571,000 for fiscal years 2002, 2001 and 2000, respectively.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     AMERCO has issued 6,100,000 shares of 8 1/2% cumulative, no par, non-voting Series A preferred stock (Series A). The Series A is not convertible into, or exchangeable for, shares of any other class or classes of stock of AMERCO. Dividends are payable quarterly in arrears and have priority as to dividends over AMERCO's common stock. On or after December 1, 2000, AMERCO, at its option, may redeem all or part of the Series A, for cash at $25.00 per share plus accrued and unpaid dividends to the redemption date.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME

     A summary of accumulated comprehensive income components follows:

                                                   UNREALIZED     FAIR MARKET     ACCUMULATED
                                      FOREIGN      GAIN/(LOSS)     VALUE OF          OTHER
                                     CURRENCY          ON          CASH FLOW     COMPREHENSIVE
                                    TRANSLATION    INVESTMENTS       HEDGE          INCOME
                                    -----------    -----------    -----------    -------------
                                                          (IN THOUSANDS)
Balance at March 31, 2001.........   $(35,562)        (2,523)       (2,624)         (40,709)
Foreign currency translation......     (4,242)            --            --           (4,242)
Fair market value of cash flow
  hedge, net of taxes of $(336)...         --             --           130              130
Unrealized gain on investments,
  net of taxes of $8,029..........         --         12,437            --           12,437
                                     --------        -------        ------          -------
Balance at March 31, 2002.........   $(39,804)         9,914        (2,494)         (32,384)
                                     ========        =======        ======          =======
Balance at March 31, 2000.........   $(28,310)       (12,568)       (1,439)         (42,317)
Foreign currency translation......     (7,252)            --            --           (7,252)
Fair market value of cash flow
  hedge, net of taxes of $(638)...         --             --        (1,185)          (1,185)
Unrealized loss on investments,
  net of taxes of $4,369..........         --         10,045            --           10,045
                                     --------        -------        ------          -------
Balance at March 31, 2001.........   $(35,562)        (2,523)       (2,624)         (40,709)
                                     ========        =======        ======          =======

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8. EARNINGS PER SHARE

     The following table reflects the calculation of earnings per share:


                                                     INCOME            SHARES          PER SHARE
                                                   (NUMERATOR)      (DENOMINATOR)       AMOUNT
                                                  -------------    ---------------    -----------
                                                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Year ended March 31, 2002
  Earnings from operations before extraordinary
     loss on early extinguishment of debt.......     $  2,721
  Less: preferred stock dividends...............      (12,961)
                                                     --------
  Basic loss per share
  Loss from operations before extraordinary loss
     on early extinguishment of debt available
     to common stockholders.....................      (10,240)        21,022,712         $(0.49)
  Extraordinary loss on early extinguishment of
     debt, net..................................           --                                --
                                                     --------                            ------
  Net loss......................................      (10,240)                            (0.49)
  Effects of dilutive securities preferred stock
     conversion.................................           --                 --
                                                     --------         ----------
  Diluted loss per share
  Net loss......................................     $(10,240)        21,022,712         $(0.49)
                                                     ========         ==========         ======
Year ended March 31, 2001
Earnings from operations before extraordinary
  loss on early extinguishment of debt..........     $  3,133
Less: preferred stock dividends.................      (12,963)
                                                     --------
Basic earnings per share
  Loss from operations before extraordinary loss
     on early extinguishment of debt available
     to common stockholders.....................       (9,830)        21,486,370         $(0.46)
Extraordinary loss on early extinguishment of
  debt, net.....................................       (2,121)                            (0.10)
                                                     --------                            ------
Net loss........................................      (11,951)                            (0.56)
Effects of dilutive securities preferred stock
  conversion....................................           --                 --
Diluted loss per share
  Net loss......................................     $(11,951)        21,486,370         $(0.56)
                                                     ========         ==========         ======
Year ended March 31, 2000
Earnings from operations before extraordinary
  loss on early extinguishment of debt..........     $ 63,518
Less: preferred stock dividends.................      (13,641)
                                                     --------
Basic earnings per share
  Earnings from operations before extraordinary
     loss on early extinguishment of debt
     available to common stockholders...........       49,877         21,934,390         $ 2.27
Extraordinary loss on early extinguishment of
  debt, net.....................................         (334)                            (0.01)
                                                     --------                            ------
Net earnings....................................       49,543                              2.26
Effects of dilutive securities
  Preferred stock conversion....................          537            291,667
                                                     --------         ----------
Diluted earnings per share
  Net earnings..................................     $ 50,080         22,226,057         $ 2.25
                                                     ========         ==========         ======

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. INCOME TAXES

     The components of the consolidated expense for income taxes applicable to operations are as follows:

                                                                   YEAR ENDED
                                                           ---------------------------
                                                             2002      2001      2000
                                                           --------    -----    ------
                                                                 (IN THOUSANDS)
Current:
  Federal................................................  $ 18,607       --     1,192
  State..................................................     5,637      951     1,068
  Foreign................................................       923    1,042        --
Deferred:
  Federal................................................   (20,235)     689    31,953
  State..................................................    (2,674)      19     2,293
  Foreign................................................        --       --      (331)
                                                           --------    -----    ------
                                                           $  2,258    2,701    36,175
                                                           ========    =====    ======

     Income taxes paid in cash amounted to $4,856,000, $3,450,000 and $1,522,000 for fiscal years 2002, 2001 and 2000, respectively.

     Actual tax expense reported on earnings from operations differs from the "expected" tax expense amount (computed by applying the United States federal corporate tax rate of 35% in 2002, 2001 and 2000) as follows:

                                                                   YEAR ENDED
                                                           ---------------------------
                                                            2002       2001      2000
                                                           -------    ------    ------
                                                                 (IN THOUSANDS)
Computed "expected" tax expense..........................  $ 1,876     2,220    34,956
Increases (reductions) in taxes resulting from:
  Tax-exempt interest income.............................     (178)      (55)     (145)
  Dividends received deduction...........................       (1)       (1)
  Canadian subsidiary (income) loss......................   (1,286)     (402)     (536)
  Federal tax benefit of state and local taxes...........     (814)   (1,031)   (1,064)
  Other..................................................   (1,225)      (42)      (66)
                                                           -------    ------    ------
Actual federal tax expense...............................   (1,628)      689    33,145
State and local income tax expense.......................    3,886     2,012     3,030
                                                           -------    ------    ------
Actual tax expense of operations.........................  $ 2,258     2,701    36,175
                                                           =======    ======    ======

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Deferred tax assets and liabilities are comprised as follows:


                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------    -------
                                                                (IN THOUSANDS)
Deferred tax assets
Benefit of tax net operating loss and credit
  carryforwards.............................................  $ 42,349     72,452
Accrued expenses............................................    16,018     22,728
Deferred revenue from sale/leaseback........................     8,348      9,001
Policy benefits and losses, claims and loss expenses
  payable, net..............................................     7,215      7,807
Other.......................................................     1,549      1,550
                                                              --------    -------
Sub-total deferred tax assets...............................    75,479    113,538
Less valuation allowance....................................   (14,048)    (8,927)
     Total deferred tax assets..............................    61,431    104,611
                                                              --------    -------
Deferred tax liabilities
Property, plant and equipment...............................   156,274    179,580
Deferred policy acquisition costs...........................     8,432      7,574
                                                              --------    -------
     Total deferred tax liabilities.........................   164,706    187,154
                                                              --------    -------
     Net deferred tax liability.............................  $103,275     82,543
                                                              ========    =======


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


     The Company is currently under IRS examination for the years 1996 and 1997. The IRS has proposed adjustments to the 1997 and 1996 tax returns in the amount of $233,093,000 and $99,021,000, respectively. Nearly all of the adjustments are attributable to denials of deductions claimed by the Company for certain payments made in resolution of the litigation with certain members of the Shoen family and their corporations. An unfavorable result could result in substantial cash payments, but is expected to have minimal, if any, impact on consolidated results of operations. The Company plans to vigorously contest the IRS adjustments. The Company estimates that if it is unsuccessful in its challenge in all respects, the Company could incur tax liabilities totaling approximately $90 million plus interest.


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

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     AMERCO has arranged financing to fund the ESOP trust (ESOT) and to enable the ESOT to purchase shares. Below is a summary of the financing arrangements:

                                                     AMOUNT
                                                   OUTSTANDING
                                                      AS OF          INTEREST PAYMENTS
                                                    MARCH 31,     -----------------------
FINANCING DATE                                        2002        2002     2001     2000
--------------                                     -----------    -----    -----    -----
                                                               (IN THOUSANDS)
May 1990.........................................         --         --        8       16
June 1991........................................     13,022      1,210    1,113    1,192
March 1999.......................................        163         14       16       --
February 2000....................................        967         74       --       --

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Shares are released from collateral and allocated to active employees based on the proportion of debt service paid in the plan year. Contributions to the ESOT charged to expense were $1,535,000, $1,627,000 and $1,771,000 for fiscal years 2002, 2001 and 2000, respectively.

     The shares held by ESOP as of March 31 were as follows:

                                                     SHARES ISSUED        SHARES ISSUED
                                                       PRIOR TO           SUBSEQUENT TO
                                                   DECEMBER 31, 1992    DECEMBER 31, 1992
                                                   -----------------    ------------------
                                                    2002       2001      2002       2001
                                                   -------    ------    -------    -------
                                                               (IN THOUSANDS)
Allocated shares.................................   1,397     1,467        277        239
Shares committed to be released..................      --        --         11         12
Unreleased shares................................     258       293        588        628
Fair value of unreleased shares..................  $3,581     3,812     10,237     13,341
                                                   ======     =====     ======     ======

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

     The components of net periodic postretirement benefit cost for 2002, 2001 and 2000 are as follows:

                                                              2002     2001    2000
                                                              -----    ----    ----
                                                                 (IN THOUSANDS)
Service cost for benefits earned during the period..........  $ 259     228     330
Interest cost on accumulated postretirement benefit.........    302     276     338
Other components............................................   (315)   (340)   (239)
                                                              -----    ----    ----
Net periodic postretirement benefit cost....................  $ 246     164     429
                                                              =====    ====    ====

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The 2002 and 2001 postretirement benefit liability included the following components:

                                                               2002     2001
                                                              ------    -----
                                                              (IN THOUSANDS)
Beginning of year...........................................  $4,097    3,615
  Service cost..............................................     259      228
  Interest cost.............................................     302      276
  Benefit payments and expense..............................     (81)     (86)
  Actuarial loss............................................     405       64
                                                              ------    -----
Accumulated postretirement benefit obligation...............   4,982    4,097
Unrecognized net gain.......................................   4,107    4,827
                                                              ------    -----
                                                              $9,089    8,924
                                                              ======    =====

     The discount rate assumptions in computing the information above were as follows:

                                                              2002    2001    2000
                                                              ----    ----    ----
Accumulated postretirement benefit obligation...............  7.25%   7.50%   7.75%

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

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of reinsurance transactions by business segment follows:

                                           CEDED      ASSUMED                   PERCENTAGE
                              DIRECT     TO OTHER    FROM OTHER      NET        OF AMOUNT
                              AMOUNT     COMPANIES   COMPANIES     AMOUNT     ASSUMED TO NET
                            ----------   ---------   ----------   ---------   --------------
                                                     (IN THOUSANDS)
Year ended December 31,
  2001
  Life insurance in
     force................  $2,088,898    925,608    1,732,122    2,895,412         60%
                            ==========    =======    =========    =========
  Premiums earned:
     Life.................  $   21,437      8,889       14,083       26,631         53%
     Accident and
       health.............     116,445     18,265       28,051      126,231         22%
     Annuity..............       1,651         --        3,939        5,590         70%
     Property-casualty....     237,644     55,301       91,699      274,042         33%
                            ----------    -------    ---------    ---------
     Total................  $  377,177     82,455      137,772      432,494
                            ==========    =======    =========    =========

                                           CEDED      ASSUMED                   PERCENTAGE
                              DIRECT     TO OTHER    FROM OTHER      NET        OF AMOUNT
                              AMOUNT     COMPANIES   COMPANIES     AMOUNT     ASSUMED TO NET
                            ----------   ---------   ----------   ---------   --------------
                                                     (IN THOUSANDS)
Year ended December 31,
  2000
  Life insurance in
     force................  $1,736,332    923,472    1,812,548    2,625,408         69%
                            ==========    =======    =========    =========
  Premiums earned:
     Life.................  $   23,666      2,493        8,232       29,405         28%
     Accident and
       health.............      72,593     15,195       16,884       74,282         23%
     Annuity..............         574         --        6,932        7,506         92%
     Property-casualty....     154,998     33,182       96,281      218,097         44%
                            ----------    -------    ---------    ---------
     Total................  $  251,831     50,870      128,329      329,290
                            ==========    =======    =========    =========

                                           CEDED      ASSUMED                   PERCENTAGE
                              DIRECT     TO OTHER    FROM OTHER      NET        OF AMOUNT
                              AMOUNT     COMPANIES   COMPANIES     AMOUNT     ASSUMED TO NET
                            ----------   ---------   ----------   ---------   --------------
                                                     (IN THOUSANDS)
Year ended December 31,
  1999
  Life insurance in
     force................  $1,508,961    932,004    1,930,832    2,507,789         77%
                            ==========    =======    =========    =========
  Premiums earned:
     Life.................  $   26,745      2,527        6,480       30,698         21%
     Accident and
       health.............      43,833     15,121       29,377       58,089         51%
     Annuity..............          69          3        6,269        6,335         99%
     Property-casualty....     111,488     27,004       89,319      173,803         51%
                            ----------    -------    ---------    ---------
     Total................  $  182,135     44,655      131,445      268,925
                            ==========    =======    =========    =========

     RepWest is a reinsurer of municipal bond insurance through an agreement with MBIA, Inc. Premiums generated through this agreement are recognized on a pro rata basis over the contract coverage period. Unearned premiums on this coverage were $4,300,000 as of December 31, 2001 and 2000, respectively.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     Following are the lease commitments for leases having terms of more than one year:

                                                       MARCH 31, 2002
                                               ------------------------------
                                                 PROPERTY, PLANT      RENTAL
YEAR ENDED                                     AND OTHER EQUIPMENT     FLEET      TOTAL
----------                                     -------------------    -------    -------
                                                            (IN THOUSANDS)
2003.........................................        $1,231           151,585    152,816
2004.........................................           982            62,316     63,298
2005.........................................           928            50,864     51,792
2006.........................................           917            88,690     89,607
2007.........................................           771            71,798     72,569
Thereafter...................................           524            33,690     34,214
                                                     ------           -------    -------
                                                     $5,353           458,943    464,296
                                                     ======           =======    =======

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

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     In December of 1996, AMERCO executed a $100,000,000 Lease Facility with a number of financial institutions, which was amended and restated in July 1999 to $170,000,000. This credit facility related to this Lease Facility terminated in July of 2001, however the leasing agreement under which AMERCO leases the Properties does not terminate until July of 2004. In September 1999, and April of 2001, AMERCO entered into additional Lease Facilities for available credit of $115,500,000 and $45,130,000, respectively. Both the Credit Facility and the Leasing Agreement for the respective facilities expire in September 2004 and April 2004, respectively. Available credit under the Lease Facilities totaled $54,661,000 and $63,334,000 at March 31, 2002 and 2001 respectively.


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

     Compliance with environmental requirements of federal, state and local governments significantly affects AREC's business operations. Among other things, these requirements regulate the discharge of materials into the water, air and land and govern the use and disposal of hazardous substances. AREC is aware of issues regarding hazardous substances on some of its properties. AREC regularly makes capital and operating expenditures to stay in compliance with environmental laws and has put in place a remedial plan at each site where it believes such a plan is necessary. Since 1988, AREC has managed a testing and removal program for underground storage tanks. Under this program, over 3,000 tanks have been removed at a cost of $43.7 million.

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

     Based upon the information currently available to AREC, compliance with the environmental laws and its share of the costs of investigation and cleanup of known hazardous waste sites are not expected to have a material adverse effect on AMERCO's financial position or operating results.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     The aggregate numbers of shares of stock subject to award under the Plan may not exceed 3,000,000. The stock subject to the Plan is AMERCO common stock unless prior to the date the first award is made under the Plan, a Committee of at least two Board members determines, in its discretion, to utilize another class of AMERCO stock. The features of the Plan are:

     - Incentive Stock Options (ISO's) -- as defined under the Internal Revenue Code and Non-qualified Stock Options under such terms and conditions as the Committee determines in its discretion. The ISO's may be granted at prices not less than one-hundred percent of the fair market value at the date of grant with a term not exceeding ten years.

     - Stock Appreciation Right (SAR's) -- subject to certain conditions and limitations to holders of options under the Plan. SAR's permit the optionee to surrender an exercisable option for an amount equal to the excess of the market price of the common stock over the option price when the right is exercised.

     - Restricted Stock Award -- a specified number of common shares may be granted subject to certain restrictions. Restriction violations during a specified period result in forfeiture of the stock. The Committee may, at its discretion, impose any restrictions on a Restricted Stock award.

     - Dividend Equivalents -- in connection with options. Dividend Equivalents are rights to receive additional shares of stock at the time of exercise of the option to which such Dividend Equivalents apply.

     - Performance Share -- deemed to be the equivalent of one share of stock and credited to a Performance Share account to be maintained for each Holder. The value of the shares at time of award or payment is the fair market value of an equivalent number of shares of stock. At the end of the award period, payment may be made subject to certain predetermined criteria and restrictions.

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

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

                                                                  YEAR ENDED
                                                        ------------------------------
                                                          2002       2001       2000
                                                        --------    -------    -------
                                                                (IN THOUSANDS)
Receivables...........................................  $ 27,899    (54,369)   (24,769)
                                                        ========    =======    =======
Inventories...........................................  $  7,723       (289)    (3,794)
                                                        ========    =======    =======
Accounts payable and accrued expenses.................  $(17,763)    (9,479)   (19,109)
                                                        ========    =======    =======

20. SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE SUBSIDIARIES

     A summarized consolidated balance sheet for RepWest is presented below:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------    -------
                                                                (IN THOUSANDS)
Investments, securities.....................................  $362,569    409,535
Investments, other..........................................    95,918     34,062
Receivables.................................................   230,228    200,651
Deferred policy acquisition costs...........................    16,209     21,637
Due from affiliate..........................................    89,939     43,121
Deferred federal income taxes...............................    12,048     13,167
Other assets................................................    12,909     11,961
                                                              --------    -------
     Total assets...........................................  $819,820    734,134
                                                              ========    =======
Policy liabilities and accruals.............................  $459,867    372,328
Unearned premiums...........................................    91,725    107,768
Other policyholders' funds and liabilities..................    54,203     61,952
                                                              --------    -------
     Total liabilities......................................   605,795    542,048
Stockholder's equity........................................   214,025    192,086
                                                              --------    -------
     Total liabilities and stockholder's equity.............  $819,820    734,134
                                                              ========    =======

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summarized consolidated income statement for RepWest is presented below:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------    -------    -------
                                                               (IN THOUSANDS)
Premiums.............................................  $274,042    218,097    173,803
Net investment income................................    27,614     29,103     33,004
                                                       --------    -------    -------
     Total revenue...................................   301,656    247,200    206,807
                                                       --------    -------    -------
Benefits and losses..................................   269,115    204,133    150,543
Amortization of deferred policy acquisition costs....    22,068     16,308     13,358
Operating expenses...................................    78,656     56,653     34,972
                                                       --------    -------    -------
     Total expenses..................................   369,839    277,094    198,873
     Income from operations..........................   (68,183)   (29,894)     7,934
Income tax benefit (expense).........................    23,802     10,494     (2,611)
                                                       --------    -------    -------
     Net income (loss)...............................  $(44,381)   (19,400)     5,323
                                                       ========    =======    =======

     A summarized consolidated balance sheet for Oxford is presented below:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------    -------
                                                                (IN THOUSANDS)
Investments, fixed maturities...............................  $632,306    542,947
Investments, other..........................................   172,281    171,684
Receivables.................................................    26,689     27,430
Deferred policy acquisition costs...........................    85,099     78,170
Deferred federal income taxes...............................        --        304
Other assets................................................    12,996     29,776
                                                              --------    -------
     Total assets...........................................  $929,371    850,311
                                                              ========    =======
Policy liabilities and accruals.............................  $177,751    185,038
Premium deposits............................................   572,793    522,207
Other policyholders' funds and liabilities..................    27,718     21,525
Due to affiliate............................................    10,660     10,942
Deferred federal income taxes...............................    11,642     10,793
                                                              --------    -------
     Total liabilities......................................   800,564    750,505
Stockholder's equity........................................   128,807     99,806
                                                              --------    -------
     Total liabilities and stockholder's equity.............  $929,371    850,311
                                                              ========    =======

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summarized consolidated income statement for Oxford is presented below:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------    -------    -------
                                                               (IN THOUSANDS)
Premiums.............................................  $160,052    112,616     96,406
Net investment income................................    26,980     22,166     21,540
                                                       --------    -------    -------
     Total revenue...................................   187,032    134,782    117,946
                                                       --------    -------    -------
Benefits and losses..................................   120,407     79,233     59,049
Amortization of deferred policy acquisition costs....    18,583     19,638     21,629
Operating expenses...................................    36,992     28,962     23,078
                                                       --------    -------    -------
     Total expenses..................................   175,982    127,833    103,756
     Income from operations..........................    11,050      6,949     14,190
Income tax expense...................................    (3,847)    (2,298)    (4,117)
                                                       --------    -------    -------
     Net income......................................  $  7,203      4,651     10,073
                                                       ========    =======    =======

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

     Audited statutory net income (loss) for RepWest for the years ended December 31, 2001, 2000 and 1999 was $(36,615,000), $(28,116,000) and
$9,907,000, respectively; audited statutory capital and surplus was $151,604,000 and $117,430,000 at December 31, 2001 and 2000, respectively.

     Audited statutory net income (loss) for Oxford for the years ended December 31, 2001, 2000 and 1999 was $(1,289,000), $6,626,000 and $1,599,000,
respectively; audited statutory capital and surplus was $77,956,000 and $53,473,000 at December 31, 2001 and 2000, respectively.

     On November 13, 2000, Oxford acquired all of the issued and outstanding shares of Christian Fidelity Life Insurance Company (CFLIC) in an exchange of cash for stock, for $37,586,000. CFLIC's premium volume is primarily from the sale of Medicare Supplement products.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

21. INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA

     Information concerning operations by industry segment follows:


                               MOVING                 PROPERTY/               ADJUSTMENTS
                             AND STORAGE     REAL     CASUALTY      LIFE          AND
                            OPERATIONS(1)   ESTATE    INSURANCE   INSURANCE   ELIMINATIONS   CONSOLIDATED
                            -------------   -------   ---------   ---------   ------------   ------------
                                                         (IN THOUSANDS)
Fiscal year 2002
Revenues:
  Outside.................   $1,575,448       8,800    288,826     185,432            --      2,058,506
  Intersegment............           --      78,649     12,830       1,600       (93,079)            --
                             ----------     -------    -------     -------      --------      ---------
  Total revenue...........   $1,575,448      87,449    301,656     187,032       (93,079)     2,058,506
Depreciation/amortization...  $  117,784     10,822     22,068      18,766            --        169,440
Interest expense..........   $  106,841      34,299         --          --       (34,299)       106,841
Pretax earnings...........   $   24,220      37,892    (68,183)     11,050            --          4,979
Income tax benefit
  (expense)...............   $   (8,919)    (13,294)    23,802      (3,847)           --         (2,258)
Identifiable assets at
  March 31, 2002..........   $1,881,800     597,295    817,480     929,371      (452,491)     3,773,455
Fiscal year 2001
Revenues:
  Outside.................   $1,494,321      13,659    241,109     133,358            --      1,882,447
  Intersegment............           --      69,379      6,091       1,424       (76,894)            --
                             ----------     -------    -------     -------      --------      ---------
  Total revenue...........   $1,494,321      83,038    247,200     134,782       (76,894)     1,882,447
Depreciation/amortization...  $  108,088     11,005     17,588      20,120            --        156,801
Interest expense..........   $  108,981      44,265         --          --       (44,265)       108,981
Pretax earnings...........   $    7,235      21,544    (29,894)      6,949            --          5,834
Income tax benefit
  (expense)...............   $   (3,357)     (7,540)    10,494      (2,298)           --         (2,701)
Extraordinary loss on
  early extinguishment of
  debt, net...............   $   (2,121)         --         --          --            --         (2,121)
Identifiable assets at
  March 31, 2002..........   $1,676,477     735,999    734,134     850,311      (358,482)     3,638,439
Fiscal year 2000
Revenues:
  Outside.................   $1,407,480       9,365    199,929     116,425            --      1,733,199
  Intersegment............           --      71,021      6,878       1,274       (79,173)            --
                             ----------     -------    -------     -------      --------      ---------
  Total revenue...........   $1,407,480      80,386    206,807     117,699       (79,173)     1,733,199
Depreciation/amortization...  $   96,536     10,512     14,819      21,787            --        143,654
Interest expense..........   $   97,187      39,257         --          --       (39,257)        97,187
Pretax earnings...........   $   52,115      25,454      7,934      14,190            --         99,693
Income tax expense........   $   20,517       8,930      2,611       4,117            --         36,175
Extraordinary loss on
  early extinguishment of
  debt, net...............   $     (334)         --         --          --            --           (334)
Identifiable assets at
  March 31, 2001..........   $1,554,706     687,855    664,787     721,311      (337,367)     3,291,292


---------------
(1) Includes SAC Holdings Corporations.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


GEOGRAPHIC AREA DATA --                            UNITED STATES    CANADA     CONSOLIDATED
-----------------------                            -------------    -------    ------------
(ALL AMOUNTS ARE IN U.S. $'S)                                   (IN THOUSANDS)
Fiscal year 2002
Total revenues...................................   $2,006,171       52,335     2,058,506
Depreciation/amortization........................   $  164,210        5,230       169,440
Interest expense.................................   $  102,649        4,192       106,841
Pretax earnings..................................   $     (350)       5,329         4,979
Income tax expense...............................   $   (2,403)         145        (2,258)
Identifiable assets at March 31, 2002............   $3,655,852      117,603     3,773,455
Fiscal year 2001
Total revenues...................................   $1,836,237       46,210     1,882,447
Depreciation/amortization........................   $  151,591        5,210       156,801
Interest expense.................................   $  106,269        2,712       108,981
Pretax earnings (loss)...........................   $    3,683        2,151         5,834
Income tax expense...............................   $   (2,695)          (6)       (2,701)
Identifiable assets at March 31, 2001............   $3,534,344      104,095     3,638,439
Fiscal year 2000
Total revenues...................................   $1,695,052       38,147     1,733,199
Depreciation/amortization........................   $  139,479        4,175       143,654
Interest expense.................................   $   96,260          927        97,187
Pretax earnings..................................   $   97,355        2,338        99,693
Income tax expense...............................   $  (36,175)          --       (36,175)
Extraordinary loss...............................   $     (334)          --          (334)
Identifiable assets at March 31, 2000............   $3,229,254       62,038     3,291,292


22. SUBSEQUENT EVENTS

     On May 7, 2002, AMERCO declared a cash dividend of $3,241,000 ($0.53125 per preferred share) to the Series A preferred stockholders of record as of May 17, 2002.

     In May 2002, AMERCO entered into an agreement with various insurance lenders for $100,000,000 with maturities ranging from 4 to 10 years and fixed interest rates of 7.85% to 9.03%.


     On June 28, 2002, AMERCO entered into an agreement replacing an existing revolver agreement with a 3 year revolver for $205,000,000. The interest rate is based on a spread over LIBOR that will be determined over the term of the agreement. Such agreement, as amended, requires that the Company obtain an additional $150 million in financings by October 8, 2002. Management is in the process of obtaining such financings and believes that funding will occur on or before October 8, 2002.



     On September 24, 2002, Paul F. Shoen filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Paul F. Shoen vs. SAC Holding Corporation et al, CV02-05602, seeking damages and equitable relief and naming AMERCO as a nominal defendant. The complaint alleges breach of fiduciary duty, self-dealing, usurpation of corporate opportunities, wrongful interference with prospective economic advantage and unjust enrichment and seeks the unwinding of sales of self-storage properties by the Company to SAC Holdings over the last several years. The complaint seeks a declaration that such transfers are void as well as unspecified damages. Based upon a preliminary review of the complaint (which, as of the date hereof, has not been served), the Company believes that the allegations contained in the complaint are baseless and the Company will aggressively and vigorously respond to these frivolous claims, and does not believe that the resolution of this matter will have a material adverse effect on the Company's financial condition or results of operations. However, as with any litigation, no assurances can be given as to the outcome.

                             ADDITIONAL INFORMATION



        CONSOLIDATING BALANCE SHEETS AND STATEMENTS OF EARNINGS SCHEDULE



     Presented below are the consolidating balance sheets and statements of earnings of AMERCO and consolidated subsidiaries and SAC Holdings and consolidated subsidiaries, which are presented for purposes of analysis and are not a required part of the basic financial statements.



                                                                           ADJUSTMENTS AND
                                  AMERCO              SAC HOLDINGS          ELIMINATIONS           CONSOLIDATED
                          ----------------------   -------------------   -------------------   ---------------------
                             2002        2001        2002       2001       2002       2001       2002        2001
                          ----------   ---------   ---------   -------   --------   --------   ---------   ---------
                                                                 (IN THOUSANDS)
Cash and cash
  equivalents...........  $   47,641      52,778          10        10         --         --      47,651      52,788
Trade receivables,
  net...................     279,914     252,015          --        --         --         --     279,914     252,015
Notes and mortgage
  receivables, net......      29,374      38,315          --        --    (13,467)    (9,161)     15,907      29,154
Inventories, net........      72,327      82,917       4,192     1,325         --         --      76,519      84,242
Prepaid expenses........      44,584      26,888          --        --    (13,515)    (3,549)     31,069      23,339
Investments, fixed
  maturities............     994,875     952,482          --        --         --         --     994,875     952,482
Investments, other......     613,573     431,333      30,091     3,910   (393,206)  (232,364)    250,458     202,879
Deferred policy
  acquisition costs.....     101,308      99,807          --        --         --         --     101,308      99,807
Other assets............      35,158      33,467      25,693     9,639         --         --      60,851      43,106
                          ----------   ---------   ---------   -------   --------   --------   ---------   ---------
                           2,218,754   1,970,002      59,986    14,884   (420,188)  (245,074)  1,858,552   1,739,812
Property, plant and
  equipment, at cost:
  Land..................     160,898     197,281     264,410   173,403         --         --     425,308     370,684
  Buildings and
    improvements........     703,841     864,710     713,107   475,393   (255,030)  (118,946)  1,161,918   1,221,157
  Furniture and
    equipment...........     288,707     282,362       1,763       258         --         --     290,470     282,620
  Rental trailers and
    other rental
    equipment...........     176,785     181,159          --        --         --         --     176,785     181,159
  Rental trucks.........   1,071,604   1,037,653          --        --         --         --   1,071,604   1,037,653
                          ----------   ---------   ---------   -------   --------   --------   ---------   ---------
                           2,401,835   2,563,165     979,280   649,054   (255,030)  (118,946)  3,126,085   3,093,273
  Less accumulated
    depreciation........   1,172,509   1,168,183      37,541    25,009      1,132      1,454   1,211,182   1,194,646
                          ----------   ---------   ---------   -------   --------   --------   ---------   ---------
  Total property, plant
    and equipment.......   1,229,326   1,394,982     941,739   624,045   (256,162)  (120,400)  1,914,903   1,898,627
                          ----------   ---------   ---------   -------   --------   --------   ---------   ---------
Total assets............  $3,448,080   3,364,984   1,001,725   638,929   (676,350)  (365,474)  3,773,455   3,638,439
                          ==========   =========   =========   =======   ========   ========   =========   =========

                             ADDITIONAL INFORMATION



CONSOLIDATING BALANCE SHEETS AND STATEMENTS OF EARNINGS SCHEDULE -- (CONTINUED)



                                                                           ADJUSTMENTS AND
                                  AMERCO              SAC HOLDINGS          ELIMINATIONS           CONSOLIDATED
                          ----------------------   -------------------   -------------------   ---------------------
                             2002        2001        2002       2001       2002       2001       2002        2001
                          ----------   ---------   ---------   -------   --------   --------   ---------   ---------
                                                                 (IN THOUSANDS)
Liabilities and
  stockholders' equity
Liabilities:
  Accounts payable and
    accrued expenses....  $  107,852     149,074      54,953    27,188    (13,467)    (9,160)    149,338     167,102
  AMERCO'S notes and
    loans payable.......   1,045,802   1,170,041          --        --         --         --   1,045,802   1,170,041
  SAC Holdings' notes
    and loans payable,
    non-recourse to
    AMERCO..............          --          --     957,379   624,989   (399,618)  (251,663)    557,761     373,326
  Policy benefits and
    losses, claims and
    loss expenses
    payable.............     729,343     668,830          --        --         --         --     729,343     668,830
  Liabilities from
    investment
    contracts...........     572,793     522,207          --        --         --         --     572,793     522,207
  Cash overdraft........      34,629      26,484          --        --         --         --      34,629      26,484
  Other policyholders'
    funds and
    liabilities.........      74,048      79,172          --        --         --         --      74,048      79,172
  Deferred income.......      22,449      32,346          --     8,047    (15,089)    (3,923)      7,360      36,470
  Deferred income
    taxes...............     191,942     128,703          --        --    (88,667)   (46,160)    103,275      82,543
                          ----------   ---------   ---------   -------   --------   --------   ---------   ---------
    Total liabilities...   2,778,858   2,776,857   1,012,332   660,224   (516,841)  (310,906)  3,274,349   3,126,175
Minority interests......          --          --       8,913    10,416     (8,913)   (10,416)         --          --
Stockholders' equity:
  Serial preferred
    stock...............          --          --          --        --         --         --          --          --
  Series B preferred
    stock...............          --          --          --        --         --         --          --          --
  Serial common stock --
    Series A common
    stock...............       1,441       1,441          --        --         --         --       1,441       1,441
  Common stock..........       9,122       9,122          --        --         --         --       9,122       9,122
  Additional paid-in
    capital.............     405,794     312,128      28,281     3,312   (166,363)   (72,786)    267,712     242,654
  Accumulated other
    comprehensive
    income..............     (32,384)    (40,709)     (2,385)   (1,398)     2,385      1,398     (32,384)    (40,709)
  Retained earnings.....     716,172     727,935     (45,416)  (33,625)    45,858     32,544     716,614     726,854
  Cost of common shares
    in treasury, net....    (416,771)   (406,617)         --        --    (32,476)    (5,308)   (449,247)   (411,925)
  Unearned employee
    stock ownership plan
    shares..............     (14,152)    (15,173)         --        --         --         --     (14,152)    (15,173)
                          ----------   ---------   ---------   -------   --------   --------   ---------   ---------
    Total stockholders'
      equity............     669,222     588,127     (19,520)  (31,711)  (150,596)   (44,152)    499,106     512,264
Contingent liabilities
  and commitments.......          --          --          --        --         --         --          --          --
                          ----------   ---------   ---------   -------   --------   --------   ---------   ---------
Total liabilities and
  stockholders'
  equity................  $3,448,080   3,364,984   1,001,725   638,929   (676,350)  (365,474)  3,773,455   3,638,439
                          ==========   =========   =========   =======   ========   ========   =========   =========

                             ADDITIONAL INFORMATION



CONSOLIDATING BALANCE SHEETS AND STATEMENTS OF EARNINGS SCHEDULE -- (CONTINUED)


                                                                                                         ADJUSTMENTS AND
                                            AMERCO                         SAC HOLDINGS                   ELIMINATIONS
                              ----------------------------------   ----------------------------   -----------------------------
                                 2002        2001        2000        2002       2001      2000      2002       2001      2000
                              ----------   ---------   ---------   ---------   -------   ------   --------   --------   -------
                                                                       (IN THOUSANDS)
Revenues
  Rental revenue............  $1,247,065   1,204,959   1,150,532     111,116    88,558   64,910    (14,159)    (7,985)   (6,676)
  Net sales.................     198,367     194,320     188,816      24,449    17,922   12,539         --         --        --
  Premiums..................     433,593     323,198     262,057          --        --        0         --         --        --
  Net investment and
    interest income.........      73,542      71,956      76,172          --        --        0    (15,467)   (10,481)  (15,151)
                              ----------   ---------   ---------   ---------   -------   ------   --------   --------   -------
    Total revenues..........   1,952,567   1,794,433   1,677,577     135,565   106,480   77,449    (29,626)   (18,466)  (21,827)
                              ----------   ---------   ---------   ---------   -------   ------   --------   --------   -------
Costs and expenses
  Operating expenses........   1,055,100   1,001,943     919,574      62,227    51,468   34,217     (7,881)    (6,243)   (4,482)
  Cost of sales.............     111,539     116,690     110,567      11,321     9,877    4,823         --         --        --
  Benefits and losses.......     389,522     283,366     209,592          --        --        0         --         --        --
  Amortization of deferred
    acquisition costs.......      40,674      35,946      34,987          --        --        0         --         --        --
  Lease expense.............     182,979     176,554     131,784          --        --        0     (7,478)    (3,477)     (833)
  Depreciation, net.........      94,786      88,892      87,917      14,219    11,708    7,934       (322)       908       239
                              ----------   ---------   ---------   ---------   -------   ------   --------   --------   -------
    Total costs and
      expenses..............   1,874,600   1,703,391   1,494,421      87,767    73,053   46,974    (15,681)    (8,812)   (5,076)
                              ----------   ---------   ---------   ---------   -------   ------   --------   --------   -------
Earnings from operations....      77,967      91,042     183,156      47,798    33,427   30,475    (13,945)    (9,654)  (16,751)
  Interest expense..........      76,070      87,378      81,532      61,093    51,289   36,846    (30,322)   (29,686)  (21,191)
                              ----------   ---------   ---------   ---------   -------   ------   --------   --------   -------
Pretax earnings (loss)......       1,897       3,664     101,624     (13,295)  (17,862)  (6,371)    16,377     20,032     4,440
  Income tax (expense)
    benefit.................        (698)     (1,358)    (36,506)     (1,560)   (1,343)     331         --         --        --
                              ----------   ---------   ---------   ---------   -------   ------   --------   --------   -------
Earnings before
  extraordinary loss on
  early extinguishment of
  debt......................       1,199       2,306      65,118     (14,855)  (19,205)  (6,040)    16,377     20,032     4,440
Extraordinary loss on early
  extinguishment of debt....          --      (2,121)       (334)         --        --       --         --         --        --
    Net earnings (loss).....  $    1,199         185      64,784     (14,855)  (19,205)  (6,040)    16,377     20,032     4,440
                              ==========   =========   =========   =========   =======   ======   ========   ========   =======


                                        CONSOLIDATED
                              ---------------------------------
                                2002        2001        2000
                              ---------   ---------   ---------
                                       (IN THOUSANDS)
Revenues
  Rental revenue............  1,344,022   1,285,532   1,208,766
  Net sales.................    222,816     212,242     201,355
  Premiums..................    433,593     323,198     262,057
  Net investment and
    interest income.........     58,075      61,475      61,021
                              ---------   ---------   ---------
    Total revenues..........  2,058,506   1,882,447   1,733,199
                              ---------   ---------   ---------
Costs and expenses
  Operating expenses........  1,109,446   1,047,168     949,309
  Cost of sales.............    122,860     126,567     115,390
  Benefits and losses.......    389,522     283,366     209,592
  Amortization of deferred
    acquisition costs.......     40,674      35,946      34,987
  Lease expense.............    175,501     173,077     130,951
  Depreciation, net.........    108,683     101,508      96,090
                              ---------   ---------   ---------
    Total costs and
      expenses..............  1,946,686   1,767,632   1,536,319
                              ---------   ---------   ---------
Earnings from operations....    111,820     114,815     196,880
  Interest expense..........    106,841     108,981      97,187
                              ---------   ---------   ---------
Pretax earnings (loss)......      4,979       5,834      99,693
  Income tax (expense)
    benefit.................     (2,258)     (2,701)    (36,175)
                              ---------   ---------   ---------
Earnings before
  extraordinary loss on
  early extinguishment of
  debt......................      2,721       3,133      63,518
Extraordinary loss on early
  extinguishment of debt....         --      (2,121)       (334)
    Net earnings (loss).....      2,721       1,012      63,184
                              =========   =========   =========

                             ADDITIONAL INFORMATION



               SUMMARY OF EARNINGS OF INDEPENDENT TRAILER FLEETS


     The following Summary of Earnings of Independent Trailer Fleets is presented for purposes of analysis and is not a required part of the basic financial statements.


                                                                   YEARS ENDED MARCH 31,
                                                    ----------------------------------------------------
                                                      2002       2001       2000       1999       1998
                                                    --------    -------    -------    -------    -------
                                                     (IN THOUSANDS, EXCEPT EARNINGS PER $100 OF AVERAGE
                                                                        INVESTMENT)
Earnings data (Note A):
  Fleet owner income:
     Credited to fleet owner gross rental
       income.....................................   $1,028      1,350      1,977      2,191      2,317
     Credited to trailer accident fund (Notes D
       and E).....................................       61         79        114        144        183
                                                     ------      -----      -----      -----      -----
          Total fleet owner income................    1,089      1,429      2,091      2,335      2,500
                                                     ------      -----      -----      -----      -----
  Fleet owner operation expenses:
     Charged to fleet owner (Note C)..............      532        719        999        873      1,144
     Charged to trailer accident fund (Notes D and
       F).........................................       15         18         23         27         20
                                                     ------      -----      -----      -----      -----
          Total fleet owner operation expenses....      547        737      1,022        900      1,164
                                                     ------      -----      -----      -----      -----
       Fleet owner earnings before trailer
          accident fund credit, depreciation and
          income taxes............................      496        631        978      1,318      1,173
  Trailer accident fund credit (Note D)...........       46         61         91        117        163
                                                     ------      -----      -----      -----      -----
       Net fleet owner earnings before
          depreciation and income taxes...........   $  542        692      1,069      1,435      1,336
                                                     ======      =====      =====      =====      =====
Investment data (Note A):
  Amount at end of year...........................   $1,663      2,046      2,654      3,272      3,875
                                                     ======      =====      =====      =====      =====
  Average amount during year......................   $1,855      2,350      2,963      3,574      4,639
                                                     ======      =====      =====      =====      =====
       Net fleet owner earnings before
          depreciation and income taxes per $100
          of average investment (Note B)
          (unaudited).............................   $20.06      23.38      28.12      29.56      28.79
                                                     ======      =====      =====      =====      =====


   The accompanying notes are an integral part of this Summary of Earnings of
                          Independent Trailer Fleets.

                             ADDITIONAL INFORMATION



           NOTES TO SUMMARY OF EARNINGS OF INDEPENDENT TRAILER FLEETS



     (A) The accompanying Summary of Earnings of Independent Trailer Fleets includes the operations of trailers under the brand name of "U-Haul" owned by independent fleet owners. Earnings data represent the aggregate results of operations before depreciation and taxes. Investment data represent the cost of trailers and investments before accumulated depreciation.



     Fleet owner income is based on Independent Rental Dealer reports of rentals transacted through the day preceding the last Monday of each month and received by U-Haul International, Inc. by the end of the month and U-Haul Center reports of rentals transacted through the last day of each month. Payments to fleet owners for trailers lost or retired from rental service as a result of damage by accident have not been reflected in this summary because such payments do not relate to earnings before depreciation and income taxes but, rather, investment (depreciation).



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



     (C) A summary of operations expenses charged directly to independent fleet owners follows:


                                                          YEAR ENDED MARCH 31,
                                                  -------------------------------------
                                                  2002    2001    2000    1999    1998
                                                  ----    ----    ----    ----    -----
                                                             (IN THOUSANDS)
  Licenses......................................  $ 86    124     150     159       285
  Public liability insurance....................    65     87     126     134       156
  Repairs and maintenance.......................   381    508     723     580       703
                                                  ----    ---     ---     ---     -----
                                                  $532    719     999     873     1,144
                                                  ====    ===     ===     ===     =====


     (D) The fleet owners and subsidiary U-Haul Rental Companies forego normal commissions on a portion of gross rental fees designated for transfer to the Trailer Accident Fund. Trailer accident repair expenses, otherwise chargeable to fleet owners, are paid from this Fund to the extent of the financial resources of the Fund. The amounts designated "Trailer Accident Fund credit" in the accompanying summary of earnings represent independent fleet owner commissions foregone, which exceed expenses borne by the Fund.


     (E) Commissions foregone for transfer to the Trailer Accident Fund follows:

                                                             FLEET OWNERS
                                           ------------------------------------------------
                                           SUBSIDIARY
                                             U-HAUL      SUBSIDIARY
                                           COMPANIES     COMPANIES     INDEPENDENT    TOTAL
                                           ----------    ----------    -----------    -----
                                                              (IN THOUSANDS)
Year ended:
  March 31, 2002.........................    $6,385        3,377            61        9,823
  March 31, 2001.........................     6,073        3,191            79        9,343
  March 31, 2000.........................     6,061        3,150           114        9,325
  March 31, 1999.........................     6,081        3,131           144        9,356
  March 31, 1998.........................     6,299        3,208           183        9,690

                             ADDITIONAL INFORMATION

     (F) A summary of independent fleet owner expenses borne by the Trailer Accident Fund follows:


                                                      FLEET OWNERS
                       ---------------------------------------------------------------------------
                                                                                           TOTAL
                                                                                          TRAILER
                       SUBSIDIARY                                            TRAILER      ACCIDENT
                         U-HAUL      SUBSIDIARY                    SUB      ACCIDENT       REPAIR
                       COMPANIES     COMPANIES     INDEPENDENT    TOTAL    RETIREMENTS    EXPENSES
                       ----------    ----------    -----------    -----    -----------    --------
                                                      (IN THOUSANDS)
Year ended:
March 31, 2002.......    $1,225         647            12         1,884        455         2,339
March 31, 2001.......     1,067         561            18         1,646        498         2,144
March 31, 2000.......     1,233         641            23         1,897        354         2,251
March 31, 1999.......     1,148         591            27         1,766        342         2,108
March 31, 1998.......       682         347            20         1,049        408         1,457

     (G) Certain reclassifications have been made to the Summary of Earnings of Independent Trailer Fleets for the fiscal years ended 1999 and 1998 to conform with the current year's presentation.

                                   SCHEDULE I

                   CONDENSED FINANCIAL INFORMATION OF AMERCO

                                 BALANCE SHEETS


                                                                     MARCH 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------    ---------
                                                                  (IN THOUSANDS)
Assets
  Cash......................................................  $       71          114
  Investment in subsidiaries................................   1,121,630      894,831
  Due from unconsolidated subsidiaries......................     890,880    1,092,274
  Other assets..............................................      15,088       15,061
                                                              ----------    ---------
                                                              $2,027,669    2,002,280
                                                              ==========    =========
Liabilities and stockholders' equity
Liabilities:
  Notes and loans payable...................................  $1,030,042    1,156,613
  Other liabilities.........................................     311,227      239,340
                                                              ----------    ---------
Stockholders' equity:
  Preferred stock...........................................          --           --
  Common stock..............................................      10,563       10,563
  Additional paid-in capital................................     405,794      312,128
  Accumulated other comprehensive income....................     (32,384)     (40,709)
  Retained earnings:
     Beginning of year......................................     730,942      743,720
     Net earnings...........................................       1,199          185
     Dividends paid.........................................     (12,963)     (12,963)
                                                              ----------    ---------
                                                                 719,178      730,942
Less:
  Cost of common shares in treasury.........................     416,771      406,617
  Unearned employee stock ownership plan shares.............         (20)         (20)
                                                              ----------    ---------
     Total stockholders' equity.............................     686,400      606,327
                                                              ----------    ---------
                                                              $2,027,669    2,002,280
                                                              ==========    =========



  The accompanying notes are an integral part of these consolidated financial statements.

                   CONDENSED FINANCIAL INFORMATION OF AMERCO

                             STATEMENTS OF EARNINGS

                                                                     YEARS ENDED MARCH 31,
                                                        ------------------------------------------------
                                                             2002             2001             2000
                                                        --------------    -------------    -------------
                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Revenues
  Net interest income from subsidiaries...............   $    61,424           61,509           53,504
Expenses
  Interest expense....................................        90,644           86,963           77,561
  Other expenses......................................         7,562            5,750            5,823
                                                         -----------       ----------       ----------
  Total expenses......................................        98,206           92,713           83,384
                                                         -----------       ----------       ----------
  Operating loss......................................       (36,782)         (31,204)         (29,880)
  Equity in earnings of unconsolidated subsidiaries...        63,698           61,181          126,159
  Income tax expense..................................       (25,717)         (27,669)         (31,173)
  Extraordinary loss on early extinguishment of debt,
     net..............................................            --           (2,121)            (334)
                                                         -----------       ----------       ----------
     Net earnings.....................................   $     1,199              187           64,772
                                                         ===========       ==========       ==========
  Earnings per common share (both basic and diluted):
  Earnings from operations before extraordinary loss
     on early extinguishment of debt..................   $     (0.56)           (0.50)            2.35
  Extraordinary loss on early extinguishment of debt,
     net..............................................            --            (0.10)           (0.02)
                                                         -----------       ----------       ----------
     Net earnings.....................................   $     (0.56)           (0.60)            2.33
                                                         ===========       ==========       ==========
  Weighted average common shares outstanding..........    21,022,712       21,486,370       21,934,390
                                                         ===========       ==========       ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                   CONDENSED FINANCIAL INFORMATION OF AMERCO

                            STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED MARCH 31,
                                                             ---------------------------------
                                                               2002         2001        2000
                                                             ---------    --------    --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings.............................................  $   1,199         185      64,772
  Amortization, net........................................        956         826         569
  Gain on sale.............................................    101,994      38,494          --
  Equity in earnings of subsidiaries.......................   (226,799)    (74,948)    (58,499)
  (Increase) decrease in amounts due from unconsolidated
     subsidiaries..........................................    201,394     (62,951)    (21,846)
  Net change in operating assets and liabilities...........     70,528     104,392      68,551
                                                             ---------    --------    --------
     Net cash provided by operating activities.............    149,272       5,998      53,547
                                                             ---------    --------    --------
Cash flows from financing activities:
  Net change in short term borrowings......................    (23,295)    156,070    (146,500)
  Proceeds from notes......................................         --          --     350,000
  Leveraged Employee Stock Ownership Plan-repayments from
     loan..................................................         --         137         118
  Principal payments on notes..............................   (102,513)   (137,010)   (180,010)
  Debt issuance costs......................................       (390)       (488)     (6,024)
  Repurchase of preferred stock............................         --          --     (24,663)
  Preferred stock dividends paid...........................    (12,963)    (12,963)    (13,641)
  Treasury stock purchase, net.............................    (10,154)     (9,617)    (33,467)
  Extraordinary loss on early extinguishment of debt,
     net...................................................         --      (2,121)       (334)
                                                             ---------    --------    --------
     Net cash used by financing activities.................   (149,315)     (5,992)    (54,521)
                                                             ---------    --------    --------
Increase (decrease) in cash and cash equivalents...........        (43)          6        (974)
  Cash and cash equivalents at beginning of year...........        114         108       1,082
                                                             ---------    --------    --------
     Cash and cash equivalents at end of year..............  $      71         114         108
                                                             =========    ========    ========

     Income taxes paid in cash amounted to $5,662,000, $3,450,000 and $1,522,000 for 2002, 2001 and 2000, respectively. Interest paid in cash amounted to $77,902,000, $92,622,000 and $77,529,000 for 2002, 2001 and 2000, respectively.


  The accompanying notes are an integral part of these consolidated financial statements.

                   CONDENSED FINANCIAL INFORMATION OF AMERCO

                    NOTES TO CONDENSED FINANCIAL INFORMATION
                         MARCH 31, 2002, 2001, AND 2000

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



     AMERCO is included in a consolidated Federal income tax return with all of its U.S. subsidiaries. Accordingly, the provision for income taxes has been calculated for Federal income taxes of AMERCO and subsidiaries included in the consolidated return of the Registrant. State taxes for all subsidiaries are allocated to the respective subsidiaries.



     The financial statements include only the accounts of the Registrant (a Nevada Corporation), which include certain of the corporate operations of AMERCO (excluding SAC Holdings). The debt and related interest expense of AMERCO have been allocated to the consolidated subsidiaries. The intercompany interest income and expenses are eliminated in the consolidated financial statements.


2. GUARANTEES

     AMERCO has guaranteed performance of certain long-term leases. See Note 14 of Notes to Consolidated Financial Statements.

3. NOTES AND LOANS PAYABLE

     Notes and loans payable consist of the following:


                                                                     MARCH 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------    ---------
                                                                  (IN THOUSANDS)
Medium-term notes payable, unsecured, 7.23% to 8.08%
  interest rates, due through 2027..........................  $  109,500      212,000
Notes payable under Bond Backed Asset Trust, unsecured,
  7.14% interest rates, due through 2032....................     100,000      100,000
Notes payable to banks under commercial paper agreements,
  unsecured, 5.00% to 6.20% interest rates..................          --      119,570
Notes payable to public, unsecured, 7.85% interest rate, due
  through 2003..............................................     175,000      175,000
Senior Note, unsecured, 7.20% interest rate, due through
  2002......................................................     150,000      150,000
Senior Note, unsecured, 8.80% interest rate, due through
  2005......................................................     200,000      200,000
Other notes payable, unsecured, 9.50% interest rate, due
  through 2005..............................................          42           42
Notes payable to banks under revolving lines of credit,
  unsecured, 2.00% to 4.75% interest rates..................     283,000      185,000
Other short-term promissory notes, 2.88% interest rate......      12,500       15,000
                                                              ----------    ---------
                                                              $1,030,042    1,156,612
                                                              ==========    =========


     For additional information, see Note 5 of Notes to Consolidated Financial Statements.

                                   SCHEDULE V


                      AMERCO AND CONSOLIDATED SUBSIDIARIES
    SUPPLEMENTAL INFORMATION (FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                                     CLAIM AND CLAIM
                                                                                                        ADJUSTMENT
                                        RESERVES                                                         EXPENSES
                                       FOR UNPAID                                                        INCURRED
                          DEFERRED       CLAIMS                                                         RELATED TO
          AFFILIATION      POLICY      AND CLAIM    DISCOUNT                  NET          NET       ----------------
FISCAL       WITH        ACQUISITION   ADJUSTMENT   IF ANY,    UNEARNED     EARNED      INVESTMENT   CURRENT   PRIOR
YEAR      REGISTRANT        COSTS       EXPENSES    DEDUCTED   PREMIUMS   PREMIUMS(1)   INCOME(3)     YEAR      YEAR
------  ---------------  -----------   ----------   --------   --------   -----------   ----------   -------   ------
                                                   (IN THOUSANDS)
2002    Consolidated       $16,209      448,984       N/A       91,725      261,213       31,757     232,984   36,132
        property --
        casualty entity
2001    Consolidated       $21,637      369,292       N/A      107,768      212,005       32,030     155,073   35,387
        property --
        casualty entity
2000    Consolidated        15,130      334,857       N/A       64,755      166,925       32,527     121,861   16,052
        property --
        casualty entity


        AMORTIZATION      PAID
        OF DEFERRED      CLAIMS
           POLICY      AND CLAIM       NET
FISCAL  ACQUISITION    ADJUSTMENT    PREMIUMS
YEAR       COSTS        EXPENSES    WRITTEN(2)
------  ------------   ----------   ----------
                    (IN THOUSANDS)
2002       22,067       236,866      234,793
2001       16,309       178,221      251,924
2000       13,358       138,072      176,604

---------------
(1) The earned premiums are reported net of intersegment transactions. Earned premiums eliminated in consolidation amount to $12,829,000, $6,091,000 and $6,878,000 for the years ended 2001, 2000 and 1999, respectively.

(2) The premiums written are reported net of intersegment transactions. Premiums written eliminated in consolidation amount to $12,829,000, $6,091,000 and $6,878,000 for the years ended 2001, 2000 and 1999, respectively.

(3) Net Investment Income excludes net realized gains(losses) on investments of ($4,143,000), ($2,926,000) and $477,000 for the years 2001, 2000 and 1999, respectively.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its Annual Report on Form 10-K for the fiscal year ended March 31, 2002, to be signed on its behalf by the undersigned, thereunto duly authorized.



                               AMERCO


                           By: /S/ EDWARD J. SHOEN
                               ----------------------------------
                               Edward J. Shoen
                               Chairman of the Board and President



Dated:  September 25, 2002

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its Annual Report on Form 10-K for the fiscal year ended March 31, 2002, to be signed on its behalf by the undersigned, thereunto duly authorized.


                          U-Haul International, Inc.


                      By: /S/ EDWARD J. SHOEN
                          ---------------------------------------
                          Edward J. Shoen
                          President



Dated:  September 25, 2002

                                 CERTIFICATIONS


I, Edward J. Shoen, certify that:


1. I have reviewed this annual report on Form 10-K/A of AMERCO and U-Haul International, Inc.;




2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;



3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;




[Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No. 34-46427.]






Date: September 25, 2002



                              /s/  EDWARD J. SHOEN
                          ----------------------------
                                Edward J. Shoen
                             Chairman of the Board
                            and President of AMERCO
                    and President of U-Haul International, Inc.

I, Gary B. Horton, certify that:

1. I have reviewed this annual report on Form 10-K/A of AMERCO and U-Haul International, Inc.;



2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;



3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;



[Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No. 34-46427.]






Date: September 25, 2002



                               /s/ GARY B. HORTON
                          ----------------------------
                                 Gary B. Horton
                            Treasurer of AMERCO and
                             Assistant Treasurer of
                           U-Haul International, Inc.

                               Index to Exhibits



       Exhibit No.                     Description
       -----------                     -----------
          23        Consent of Independent Accountants

          99.1      Certificate of Edward J. Shoen, Chairman of the Board and President of
                      AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2      Certificate of Gary B. Horton, Treasurer of AMERCO pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002

          99.3      Certificate of Edward J. Shoen, President of U-Haul International, Inc.
                      pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.4      Certificate of Gary B. Horton, Assistant Treasurer of U-Haul International, Inc.
                      pursuant to Section 906 of the Sarbanes-Oxley Act of 2002