Form 10-Q/A
period 2002-06-30
AMERCO /NV/
filed 2002-09-26
CIK 4457

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

EXPLANATORY NOTE

         This Amendment No. 1 to Form 10-Q (“Amendment No. 1”) is being filed for the purpose of amending certain financial statement disclosures in the Quarterly Report on Form 10-Q for the Registrants’ quarter ended June 30, 2002 originally filed on August 19, 2002 (the “Original Filing”). In particular, the financial statements contained in the Original Filing are being amended to reflect the reclassification of interest income and expense to properly reflect elimination entries. The reclassification will have no effect on the financial position or results of operations as of and for the quarters ended June 30, 2001 or 2002.

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

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

Condensed Consolidated Statements of Earnings

Quarters ended June 30,
(Unaudited)

	2002	2001

	(in thousands, except
	share and per share data)

Revenues

Rental revenue	375,854	356,440
Net sales	68,188	68,789

Premiums	87,550	100,330

Net investment and interest income	13,765	15,095

Total revenues	545,357	540,654

Costs and expenses

Operating expenses	262,786	265,548

Cost of sales	33,303	36,440

Benefits and losses	76,418	91,432

Amortization of deferred policy acquisition costs	10,328	9,794

Lease expense	40,823	46,641

Depreciation, net	32,084	32,545

Total costs and expenses	455,742	482,400

Earnings from operations	89,615	58,254

Interest expense	26,932	25,509

Pretax earnings	62,683	32,745

Income tax expense	(22,144)	(11,844)

Net earnings	$40,539	20,901

Less: preferred stock dividends	(3,241)	(3,241)

Basic and diluted earnings available to common share holders:	37,298	17,660

Basic and diluted earnings per common share:	$1.81	0.83

Basic and diluted average common shares outstanding:	20,592,858	21,280,361

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

PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements presented here include the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holdings and its consolidated subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. AMERCO does not have any ownership interest in SAC Holdings or its subsidiaries, except for investments made by RepWest and Oxford in a SAC Holdings-controlled limited partnership which holds Canadian self-storage properties. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in AMERCO’s annual financial statements and notes. For a more detailed breakout of the accounts of AMERCO, refer to AMERCO’s Form 10-K.

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

         In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFASB 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFASB 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. Management has adopted this Statement effective April 1, 2002 and it did not affect the consolidated financial position or results of operations.

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

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company intends to adopt the Statement at that time.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

8. INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA

         Information concerning operations by industry segment follows:

	Moving and		Property/		Adjustments	AMERCO
	Storage	Real	Casualty	Life	and	and
	Operations	Estate	Insurance	Insurance	Eliminations	SAC Holdings

	(in thousands)
Quarter ended June 30, 2002
Revenues:

Outside	$445,323	2,482	53,013	44,539	—	545,357

Intersegment	—	15,695	1,164	450	(17,309)	—

Total revenues	$445,323	18,177	54,177	44,989	(17,309)	545,357

Depreciation/ amortization	$30,329	2,151	5,553	5,770	—	43,803

Interest expense	$26,932	5,303	—	—	(5,303)	26,932

Pretax earnings (loss)	$55,219	9,369	(2,787)	882	—	62,683

Income tax benefit (expense)	$(19,566)	(3,279)	1,005	(304)	—	(22,144)

Identifiable assets	$1,881,536	597,118	816,185	919,960	(451,864)	3,762,935

Quarter ended June 30, 2001
Revenues:

Outside	$423,285	2,415	69,485	45,469	—	540,654

Intersegment	—	17,329	1,109	372	(18,810)	—

Total revenues	$423,285	19,744	70,594	45,841	(18,810)	540,654

Depreciation/ amortization	$32,234	2,815	5,286	4,794	—	45,129

Interest expense	$25,509	10,207	—	—	(10,207)	25,509

Pretax earnings (loss)	$31,037	4,608	(5,583)	2,683	—	32,745

Income tax benefit (expense)	$(11,250)	(1,613)	1,979	(960)	—	(11,844)

Identifiable assets	$1,744,325	713,085	741,791	847,039	(362,998)	3,683,242

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

8. INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, continued

			TOTAL
Geographic Area Data			AMERCO
(All amounts are in U.S. $'s)	United		and
	States	Canada	SAC Holdings

	(in thousands)
Quarter ended June 30, 2002
Total revenues	$529,965	15,392	545,357

Depreciation/amortization	$42,473	1,330	43,803

Interest expense	$25,794	1,138	26,932

Pretax earnings	$59,709	2,974	62,683

Income tax expense	$(22,144)		(22,144)

Identifiable assets	$3,637,280	125,655	3,762,935

Quarter ended June 30, 2001
Total revenues	$526,263	14,391	540,654

Depreciation/amortization	$43,920	1,209	45,129

Interest expense	$24,436	1,073	25,509

Pretax earnings	$29,708	3,037	32,745

Income tax expense	$(11,844)		(11,844)

Identifiable assets	$3,567,013	116,229	3,683,242

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

         Principles of consolidation — The consolidated financial statements include the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holdings and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. AMERCO does not have an equity ownership interest in SAC Holdings or any of SAC Holdings’ subsidiaries, except for investments made by Repwest and Oxford in a SAC Holdings-controlled limited partnership which holds Canadian self-storage properties.

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

RESULTS OF OPERATIONS
QUARTER ENDED JUNE 30, 2002 VERSUS QUARTER ENDED JUNE 30, 2001

Consolidated Moving and Storage Operations

         Revenues consist of rental revenues and net sales. Total rental revenue was $375.9 million and $356.4 million for the quarters ended June 30, 2002 and 2001, respectively. Improved pricing has primarily attributed to the increase. Storage revenues increased $4.7 million due to increased facility capacity through the acquisition of new locations and increased storage rates.

         Net sales revenues were $68.2 million and $68.8 million for the quarters ended June 30, 2002 and 2001, respectively.

         Cost of sales was $33.3 million and $36.4 million for the quarters ended June 30, 2002 and 2001, respectively. The decrease results from static sales.

         Operating expenses before intercompany eliminations were $262.4 million and $267.4 million for the quarters ended June 30, 2002 and 2001, respectively.

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

         Lease expense was $1.9 million and $4.1 million for the quarters ended June 30, 2002 and 2001, respectively.

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

Life Insurance

         Net premiums were $39.7 million and $39.6 million for the quarters ended March 31, 2002 and 2001, respectively. Oxford increased Medicare supplement premiums by $1.1 million through direct writings and rate management activity. Whole life sales increased $0.7 million from the same quarter of 2001. Credit insurance premiums decreased $1.3 million for the quarter from the previous year. Other business segments had premium decreases totaling $0.2 million.

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

Interest Expense
Consolidated Group

         Interest expense was $26.9 million and $25.5 million for the quarters ended June 30, 2002 and 2001, respectively. The increase can be attributed to a higher debt level outstanding for SAC Holdings due its the acquisition of additional storage properties.

Consolidated Group

         As a result of the foregoing, pretax earnings were $62.7 million and $32.7 million for the quarters ended June 30, 2002 and 2001, respectively. After providing for income taxes, net earnings were $40.5 million and $20.9 million for the quarters ended June 30, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Moving and Storage Operations

         To meet the needs of its customers, U-Haul must maintain a large inventory of fixed asset rental items. At June 30, 2002, net property, plant and equipment represented approximately 77.9% of total assets from non-insurance operations and approximately 51.6% of consolidated assets. In the quarters ended June 30, 2002 and 2001, capital expenditures were $70.8 million and $106.5 million, respectively. These expenditures primarily reflect the replacement of the rental truck fleet.

         Cash provided by operating activities was $81.4 million and $71.0 million for the quarters ended June 30, 2002 and 2001, respectively. The increase resulted primarily from a decrease in notes and mortgage receivable partially offset by decreases in the accounts payable and intercompany payable balances along with increased earnings.

AMERCO’s Real Estate Operations

         Cash used by operating activities was $0.4 million and $20.8 million for the quarters ended June 30, 2002 and 2001, respectively. The reduction of the amount used mainly resulted from a decrease in the intercompany payable balance.

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

         Cash used by operating activities was $(16.9) million and ($5.6) million for the quarters ended March 31, 2002 and 2001, respectively. The decrease in cash flows from operating activities in 2002 relates to paid loss experience. Cash flows provided by financing activities were $1.8 million and $1.8 million for the quarters ended March 31, 2002 and 2001, respectively. Cash flows from deferred annuity sales increase investment contract deposits, which are a component of financing activities. The decrease in 2002 from 2001 is due to a higher ratio of annuity withdrawals versus deposits on our annuity contracts.

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

         AMERCO does not have any ownership interest in SAC Holdings or its subsidiaries, except for investments made by RepWest and Oxford in a SAC Holdings – controlled limited partnership which holds Canadian self-storage properties. The presentation of the consolidated statements has no bearing on the credit agreements or the operations of either AMERCO or SAC Holdings. The accounts of AMERCO and SAC Holdings are presented as consolidated due to a revised interpretation of EITF 90-15 by the Company’s former independent public accountants during the year ended March 31, 2002, which concluded that SAC Holdings’ majority owner did not qualify as an independent third party to AMERCO.

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

         On June 28, 2002, AMERCO entered into an agreement replacing an existing five year $400.0 million revolving credit agreement with a three-year $205.0 million revolving credit facility. The agreement, as amended, requires us to obtain incremental net cash proceeds and/or availability from additional financings in an aggregate amount of at least $150.0 million prior to October 8, 2002. Such proceeds or availability may be in the form of structured asset sales, additional loan agreements (including increases in commitments under the revolving credit facility), issuances of bonds, or other financings.

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

         SAC Holdings’ operations are funded by various mortgage loans and unsecured notes, with interest rates ranging from 7.5% to 13.0%. SAC does not utilize revolving lines of credit to finance its operations or acquisitions. Certain of SAC’s agreements contain restrictive covenants including coverage ratios and restrictions on incurring additional subsidiary indebtedness. At June 30, 2002, SAC Holdings was in compliance with all of these covenants.

         On June 28, 2002, AMERCO entered into an agreement replacing an existing 5 year $400.0 million revolver agreement with a 3 year $205.0 million revolver agreement.

         Reference is made to Note 5 of Notes to Consolidated Financial Statements in AMERCO’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002 for additional information about our credit agreements.

Disclosures about Contractual Obligations and Commercial Commitments

	Payments due by Period
Contractual Obligations	Total	Less than	1-3	4-5	After 5
		1 year	years	years	years

AMERCO’s notes and loans payable	$898,517	195,593	514,554	17,253	171,117

SAC Holdings’ notes and loans payable	$588,648	144,919	135,286	13,762	294,681

Lease obligations	$503,369	107,892	219,996	137,722	37,759

Total Contractual Obligations	$1,990,534	448,404	869,836	168,737	503,557

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

AMERCO

(Registrant)

Dated: September 26, 2002	By: /S/ GARY B. HORTON

Gary B. Horton, Treasurer (Principal Financial Officer)

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U-Haul International, Inc.

(Registrant)

Dated: September 26, 2002	By: /S/ GARY B. HORTON

Gary B. Horton, Assistant Treasurer (Principal Financial Officer)

CERTIFICATIONS

I, Edward J. Shoen, certify that:

1.     I have reviewed this quarterly report on Form 10-Q/A of AMERCO and U-Haul International, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

[Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No. 34-46427.]

Date: September 26, 2002

/s/ EDWARD J. SHOEN

Edward J. Shoen Chairman of the Board and President of AMERCO and President of U-Haul International, Inc.

I, Gary B. Horton, certify that:

1.     I have reviewed this annual report on Form 10-Q/A of AMERCO and U-Haul International, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

[Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No. 34-46427.]

Date: September 26, 2002

/s/ GARY B. HORTON

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