Form 10-Q
period 2002-09-30
AMERCO /NV/; U HAUL INTERNATIONAL INC
filed 2002-11-18
CIK 4457, 4458

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

20,514,958 shares of AMERCO Common Stock, $0.25 par value were outstanding at September 30, 2002.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at November 11, 2002.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Earnings
Condensed Consolidated Statements of Comprehensive Income
Condensed Consolidated Statements of Earnings
Condensed Consolidated Statements of Comprehensive Income
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
EX-10.10A
EX-10.11A
EX-10.35
EX-10.36
EX-10.37
EX-10.38
EX-10.39
EX-10.40
EX-10.41
EX-10.42
EX-10.43
EX-10.44
EX-10.45
EX-10.46
EX-10.46A
EX-10.47
EX-10.48
EX-10.48A
EX-10.49
EX-10.50
EX-10.50A
EX-10.51
EX-10.52
EX-10.53
EX-10.53A
EX-10.54
EX-10.54.A
EX-10.55
EX-10.55a
EX-10.56
EX-10.56A
EX-10.57
EX-10.57A
EX-10.58
EX-10.58A
EX-10.59
EX-10.60
EX-10.61
EX-10.62
EX-10.63
EX-99.1
EX-99.2
EX-99.3
EX-99.4

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	a) Condensed Consolidated Balance Sheets as of September 30, 2002 (unaudited) and March 31, 2002	4

	b) Condensed Consolidated Statements of Earnings for the Six months ended September 30, 2002 and 2001 (unaudited)	6

	c) Condensed Consolidated Statements of Comprehensive Income for the Six months ended September 30, 2002 and 2001 (unaudited)	7

	d) Condensed Consolidated Statements of Earnings for the Quarters ended September 30, 2002 and 2001 (unaudited)	8

	e) Condensed Consolidated Statements of Comprehensive Income for the Quarters ended September 30, 2002 and 2001 (unaudited)	9

	f) Condensed Consolidated Statements of Cash Flows for the Six months ended September 30, 2002 and 2001 (unaudited)	10

	g) Notes to Condensed Consolidated Financial Statements	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Submission of Matters to a Vote of Security Holders	43

Item 6.	Exhibits and Reports on Form 8-K	44

THIS PAGE LEFT

INTENTIONALLY BLANK

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERCO AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED
SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	March 31,
Assets	2002	2002

	(Unaudited)
	(in thousands)
Cash and cash equivalents	$83,530	$97,672

Receivables	284,512	279,914

Inventories, net	69,687	76,519

Prepaid expenses	43,916	31,069

Investments, fixed maturities	894,295	994,875

Investments, other	198,212	200,437
Other assets	150,708	178,066

	1,724,860	1,858,552

Property, plant and equipment, at cost:

Buildings and improvements	716,346	703,841

SACH Buildings and improvements	468,804	458,077

Rental trucks	1,119,666	1,071,604

Other property, plant and equipment	624,188	626,391

SACH other property, plant and equipment	266,778	266,172

	3,195,782	3,126,085

Less accumulated depreciation	(1,257,013)	(1,211,182)

Total property, plant and equipment	1,938,769	1,914,903

Total Assets	$3,663,629	$3,773,455

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED
SUBSIDIARIES

Condensed Consolidated Balance Sheets, Continued

	September 30,	March 31,
Liabilities and Stockholders' Equity	2002	2002

	(Unaudited)
	(in thousands)
Liabilities:

AMERCO’s notes and loans payable	$908,509	$1,045,802

SAC Holdings notes and loans payable	579,403	557,761

Policy benefits and losses, claims and loss expenses payable	703,304	729,343

Liabilities from premium deposits	610,248	572,793

Other liabilities	295,032	368,650

Total liabilities	3,096,496	3,274,349

Commitments and Contingent Liabilities

Stockholders’ equity:

Serial preferred stock -

Series A preferred stock	—	—

Series B preferred stock	—	—

Serial common stock -

Series A common stock	1,441	1,441

Common stock	9,822	9,122

Additional paid-in capital	261,217	267,712

Accumulated other comprehensive loss	(48,418)	(32,384)

Retained earnings	792,484	716,614

Cost of common shares in treasury, net	(435,555)	(449,247)

Unearned ESOP shares	(13,858)	(14,152)

Total stockholders’ equity	567,133	499,106

Total Liabilities and Stockholders’ Equity	$3,663,629	$3,773,455

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATION AND CONSOLIDATED
SUBSIDIARIES

Condensed Consolidated Statements of Earnings

Six months ended September 30,

(Unaudited)

	2002	2001

	(in thousands, except share and per share data)
Revenues

Rental revenue	$788,904	$746,907

Net sales	130,635	130,592

Premiums	163,016	202,880

Net investment and interest income	25,356	31,482

Total revenues	1,107,911	1,111,861

Costs and expenses

Operating expenses	546,267	558,647

Cost of sales	65,522	71,171

Benefits and losses	140,433	180,773

Amortization of deferred policy acquisition costs	21,642	20,933

Lease expense	88,055	91,213

Depreciation, net	64,904	45,707

Total costs and expenses	926,823	968,444

Earnings from operations	181,088	143,417

Interest expense	54,887	52,517

Pretax earnings	126,201	90,900

Income tax expense	(45,108)	(34,261)

Net earnings	81,093	56,639

Less: Preferred Stock Dividends	6,482	6,482

Earnings available to common shareholders	74,611	50,157

Basic and diluted earnings per common share:	$3.59	$2.37

Basic and diluted average common shares outstanding:	20,779,543	21,192,166

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED
SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

Six months ended September 30,

(Unaudited)

	2002	2001

	(in thousands)
Comprehensive income:

Net earnings	$81,093	$56,639

Changes in other comprehensive income:

Foreign currency translation	(3,381)	(4,617)

Fair market value of cash flow hedge	—	(647)

Unrealized loss on investments	(12,653)	(4,374)

Total comprehensive income	$65,059	$47,001

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED
SUBSIDIARIES

Condensed Consolidated Statements of Earnings

Quarters ended September 30,

(Unaudited)

	2002	2001

	(in thousands, except share and per share data)
Revenues

Rental revenue	$413,050	$390,467

Net sales	62,447	61,803

Premiums	75,466	102,550

Net investment and interest income	11,591	16,387

Total revenues	562,554	571,207

Costs and expenses

Operating expense	283,481	293,100

Cost of sales	32,219	34,733

Benefits and losses	64,015	89,341

Amortization of deferred policy acquisition costs	11,314	11,139

Lease expense	47,232	44,571

Depreciation, net	32,820	13,162

Total costs and expenses	471,081	486,046

Earnings from operations	91,473	85,161

Interest expense	27,955	27,008

Pretax earnings	63,518	58,153

Income tax expense	(22,964)	(22,415)

Net earnings	40,554	35,738

Less: Preferred Stock Dividends	(3,241)	(3,241)

Earnings available to common shareholders	37,313	32,497

Basic and diluted earnings per common share:	$1.79	$1.54

Basic and diluted average common shares outstanding:	20,804,016	21,106,343

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

SAC HOLDING CORPORATIONS AND CONSOLIDATED
SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

Quarters ended September 30,

(Unaudited)

	2002	2001

	(in thousands)
Comprehensive income:

Net earnings	$40,554	$35,738

Changes in other comprehensive income:

Foreign currency translation	(4,416)	(6,114)

Fair market value of cash flow hedge	—	(1,004)

Unrealized loss on investments	(9,315)	(13,163)

Total comprehensive income	$26,823	$15,457

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED
SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six months ended September 30,

(Unaudited)

	2002	2001

	(in thousands)
Net cash provided by operating activities	$111,477	$43,912

Cash flows from investing activities:

Purchases of investments:

Property, plant and equipment	(122,918)	(108,224)

Fixed maturities	(134,993)	(92,465)

Real estate	(29,391)	(36)

Mortgage loans	—	(561)

Proceeds from sale of investments:

Property, plant and equipment	46,030	60,945

Fixed maturities	202,255	75,973

Mortgage loans	10,450	6,889

Changes in other investments	32,751	38,751

Net cash provided (used) by investing activities	4,184	(18,728)

Cash flows from financing activities:

Net change in short-term borrowings	(12,500)	(77,494)

Principal borrowings (payments) on notes	(150,014)	26,861

Investment contract deposits	89,083	74,159

Investment contract withdrawals	(51,262)	(65,079)

Changes in other financing activities	3,837	(3,166)

Net cash used by financing activities	(120,856)	(44,719)

Increase (decrease) in cash and cash equivalents	(5,195)	(19,535)

Cash and cash equivalents at beginning of period	88,725	92,525

Cash and cash equivalents at end of period	$83,530	$33,253

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED
SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2002, March 31, 2002 and September 30, 2001
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

         SAC Holding Corporation and SAC Holding II Corporation (SAC Holdings) are Nevada corporations owned by Mark V. Shoen. Mark V. Shoen is the beneficial owner of 16.3% of AMERCO’s common stock and is an executive officer of U-Haul.

PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holdings and their subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. AMERCO has made significant loans to SAC Holdings and is entitled to participate in SAC Holdings’ excess cash flow (after senior debt service). All of the equity interest of SAC Holdings is owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. AMERCO does not have an equity ownership interest in SAC Holdings, except for investments made by RepWest and Oxford in a SAC Holdings-controlled limited partnership which holds Canadian self-storage properties. SAC Holdings are not legal subsidiaries of AMERCO. AMERCO is not liable for the debts of SAC Holdings and there are no default provisions in AMERCO indebtedness that cross-default to SAC Holdings’ obligations. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in AMERCO’s annual financial statements and notes. For a more detailed presentation of the accounts and transactions of AMERCO, refer to AMERCO’s Form 10-K.

         The condensed consolidated balance sheet as of September 30, 2002 and the related condensed consolidated statements of earnings, comprehensive income, and cash flows for the six months and quarters ended September 30, 2002 and 2001 are unaudited. In our opinion, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

         The accounts of AMERCO and SAC Holdings are consolidated due to SAC Holdings majority owner not qualifying as an independent third party to AMERCO and not maintaining a substantive residual equity investment, exclusive of unrealized appreciation of real estate held by SAC Holdings subsidiaries, in SAC Holdings during the entire period.

         The operating results and financial position of RepWest and Oxford have been consolidated on the basis of a calendar year and, accordingly, are determined on a one quarter lag for financial reporting purposes. There were no effects related to intervening events, which would materially affect the consolidated financial position or results of operations for the financial statements presented herein except for a transfer of $7.5 million in cash and $65.5 million in real estate from the non-insurance operating entities to the insurance companies. These transferred assets and any related income or depreciation expense derived therefrom are not included in the consolidated financial statements of AMERCO and SAC Holdings as of September 30, 2002.

         Certain reclassifications have been made to the financial statements for the six months and the quarter ended September 30, 2001 to conform with the current period’s presentation.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED
SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

2. INVESTMENTS

         A comparison of amortized cost to estimated market value for fixed maturities is as follows:

June 30, 2002	Par Value		Gross	Gross	Estimated
Consolidated	or number	Amortized	unrealized	unrealized	market
Held-to-Maturity	of shares	cost	gains	losses	value

	(in thousands)
U.S. treasury securities and government obligations	$—	$3,610	$164	—	$3,774

U.S. government agency mortgage-backed securities	$—	11,245	265	(13)	11,497

Corporate securities	$43,607	43,704	1,591	(42)	45,253

Mortgage-backed securities	$35,264	34,827	699	(69)	35,457

Redeemable preferred stocks	4,541	114,674	247	(3,307)	111,614

		$208,060	$2,966	$(3,431)	$207,595

June 30, 2002	Par Value		Gross	Gross	Estimated
Consolidated	or number	Amortized	unrealized	unrealized	market
Available-for-Sale	of shares	cost	gains	losses	value

	(in thousands)
U.S. treasury securities and government obligations	$42,760	$43,280	$1,812	$(319)	$44,773

U.S. government agency mortgage-backed securities	$31,620	31,364	725	(39)	32,050

Obligations of states and political subdivisions	$15,925	16,065	660	(112)	16,613

Corporate securities	$608,680	604,300	14,257	(16,239)	602,318

Mortgage-backed securities	$31,270	31,203	1,013	(153)	32,063

Redeemable preferred stocks	1,260	31,834	281	(447)	31,668

Redeemable common stocks	633	7,900	—	(1,040)	6,860

		765,946	18,748	(18,349)	766,345

Total		$974,006	$21,714	$(21,780)	$973,940

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED
SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

3. SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE SUBSIDIARIES

         A summarized condensed consolidated balance sheet for RepWest is presented below:

	June 30,

	2002	2001

	(in thousands)
Investments, fixed maturities	$313,096	$396,466

Receivables	233,827	212,299

Due from affiliate	115,951	46,310

Other assets	123,988	79,996

Total assets	$786,862	$735,071

Policy liabilities and accruals	$460,321	$381,350

Unearned premiums	64,568	113,463

Other policyholders’ funds and liabilities	52,081	59,117

Total liabilities	576,970	553,930

Stockholder’s equity	209,892	181,141

Total liabilities and stockholder’s equity	$786,862	$735,071

         A summarized condensed consolidated income statement for RepWest is presented below:

	Quarter ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

	(in thousands)
Premiums	$39,710	$66,087	$86,319	$128,265

Net investment income	7,689	7,449	15,257	15,865

Total revenue	47,399	73,536	101,576	144,130

Benefits and losses	34,298	62,371	79,945	122,638

Amortization of deferred policy acquisition costs	6,218	6,590	11,521	11,630

Operating expenses	6,633	17,904	12,647	28,774

Total expenses	47,149	86,865	104,113	163,042

Income (loss) from operations	250	(13,329)	(2,537)	(18,912)

Income tax benefit (expense)	(45)	4,708	960	6,687

Net income (loss)	$205	$(8,621)	$(1,577)	$(12,225)

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED
SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

3. SUMMARIZED CONSOLIDATED FINANCIAL INFORMATION OF INSURANCE SUBSIDIARIES, continued

         A summarized condensed consolidated balance sheet for Oxford is presented below:

	June 30,

	2002	2001

	(in thousands)
Investments, fixed maturities	$581,199	$577,939

Investments, other	169,775	119,972

Receivables	33,162	30,541

Deferred policy acquisition costs	91,585	83,280

Other assets	37,621	53,355

Total assets	$913,342	$865,087

Policy liabilities and accruals	$178,415	$187,758

Premium deposits	610,248	532,993

Other policyholder’s fund and liabilities	8,549	26,556

Deferred federal income taxes	3,052	12,211

Total liabilities	800,264	759,518

Stockholder’s equity	113,078	105,569

Total liabilities and stockholder’s equity	$913,342	$865,087

         A summarized condensed consolidated income statement for Oxford is presented below:

	Quarter ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

	(in thousands)
Premiums	$41,035	37,905	$80,693	$77,538

Net investment income	2,443	6,975	7,773	13,184

Total revenue	43,478	44,881	88,466	90,722

Benefits and losses	29,717	26,970	60,488	58,135

Amortization of deferred policy acquisition costs	5,096	4,538	10,121	9,292

Operating expenses	11,537	12,197	19,849	19,436

Total expenses	46,350	43,705	90,458	86,863

Income (loss) from operations	(2,872)	1,176	(1,992)	3,859

Income tax benefit (expense)	1,003	(272)	699	(1,232)

Net income (loss)	$(1,869)	904	$(1,293)	$2,627

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED
SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

4. CONTINGENT LIABILITIES AND COMMITMENTS

         During the six months ended September 30, 2002, a subsidiary of AMERCO entered into two transactions whereby the subsidiary sold rental trucks and trailers to unrelated third parties, which were subsequently leased back to an AMERCO subsidiary. AMERCO has guaranteed approximately $3.3 million of residual values at September 30, 2002 for these assets at the end of the lease. Following are the lease commitments for the leases executed during the six months and quarter ended September 30, 2002, and subsequently which have a term of more than one year:

Year ending	Lease
March 31,	Commitments

2003	$708

2004	1,415

2005	1,415

2006	1,415

2007	1,415

Thereafter	4,753

$11,121

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

         Compliance with environmental requirements of federal, state and local governments significantly affects Real Estate’s business operations. Among other things, these requirements regulate the discharge of materials into the water, air and land and govern the use and disposal of hazardous substances. Real Estate is aware of issues regarding hazardous substances on some of its properties. Real Estate regularly makes capital and operating expenditures to stay in compliance with environmental laws and has put in place a remedial plan at each site where it believes such a plan is necessary. Since 1988, Real Estate has managed a testing and removal program for underground storage tanks. Under this program, over 3,000 tanks have been removed at a cost of approximately $44.5 million.

         A subsidiary of U-Haul, INW Company (INW), owns one property located within two different state hazardous substance sites in the State of Washington. The sites are referred to as the “Yakima Valley Spray Site” and the Yakima Railroad Area.” INW has been named as a“potentially responsible party” under state law with respect to this property as it relates to both sites. As a result of the cleanup costs of approximately $5.5 to $10.0 million required by the State of Washington, INW filed for reorganization under federal bankruptcy laws in May of 2001. The potential liability to INW could be in the range of $2.0 million to $5.5 million.

         Based upon the information currently available, compliance with the environmental laws and the costs of investigation and cleanup of known hazardous waste sites are not expected to have a material adverse affect on AMERCO’s financial position of operating results.

         We are currently under IRS examination for the years 1996-1997. The IRS has proposed adjustments to our 1997 and 1996 tax returns in the amount of $233.1 million and $99.0 million, respectively. Nearly all of the adjustments relate to denials of deductions that we took for costs incurred in resolution of prior litigation with certain members of the Shoen family and their corporations. We believe these income tax deductions are appropriate and we are vigorously contesting the IRS adjustments. We estimate that if we are unsuccessful in our challenge in all respects, based on our current tax positions, we could incur tax exposure totaling approximately $76.1 million plus interest.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED
SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

5. SUPPLEMENTAL CASH FLOWS INFORMATION

         The (increase) decrease in receivables, inventories, investments, other assets and other liabilities net of other operating and investing activities follows:

	Six months ended
	September 30,

	2002	2001

	(in thousands)
Receivables	$4,598	(14,209)

Inventories	$(6,832)	3,689

Investments	$(102,805)	9,731

Other Assets	$(27,358)	31,576

Other liabilities	$(56,066)	(28,448)

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED
SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

6. NEW ACCOUNTING STANDARDS

         In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.

         SFAS 141 supercedes Accounting Principles Board Opinion No. 16 (APB 16), Business Combinations. The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

         SFAS 142 supercedes APB 17, Intangible Assets. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2002. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

         Implementation of SFAS Nos. 141 and 142 did not affect the consolidated financial position or results of operations.

         Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded at present value and accreted over the life of the asset and depreciated over the remaining life of the long-lived asset. SFAS 143 defines a legal obligation as one that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after June 15, 2002.

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. We have adopted this statement effective April 1, 2002 and it did not affect our consolidated financial position or results of operations.

         In April 2002, the FASB issued SFAS No. 145, Rescission of No. 4, (Reporting Gains and Losses from Extinguishment of Debt), No. 44 (Accounting for Intangible Assets of Motor Carriers), No. 64, (Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements), Amendment of FASB Statement No. 13 (Accounting for Leases) and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishement must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modification of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Management recognizes the need to reclassify debt extinguishments previously reported as extraordinary.

AMERCO AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED
SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

         In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, (SFAS 146) “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company intends to adopt the Statement at that time.

7. INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA

         Industry Segment Data — AMERCO has four industry segments represented by Moving and Storage Operations (U-Haul), Real Estate (AREC), Property and Casualty Insurance (RepWest) and Life Insurance (Oxford). SAC Holdings has one industry segment, Moving and Storage.

         Information concerning operations by industry segment follows:

Industry Segment	U-Haul	SACH
	Moving and	Moving and		Property/		Adjustments
	Storage	Storage	Real	Casualty	Life	and
	Operations	Operations	Estate	Insurance	Insurance	Eliminations	Consolidated

	(in thousands)
Six months ended September 30, 2002

Revenues:

Outside	$827,975	88,087	5,019	99,269	87,561	—	1,107,911

Intersegment	—	24,231	29,709	2,306	905	(57,151)	—

Total revenues	827,975	112,318	34,728	101,575	88,466	(57,151)	1,107,911

Depreciation/amortization	49,930	9,790	4,287	12,038	10,051	—	86,096

Interest expense	23,335	40,068	8,797	—	—	(17,313)	54,887

Pretax Earnings (loss)	111,962	(205)	18,803	(2,537)	(1,992)	170	126,201

Income tax Benefit (expense)	(40,334)	(851)	(6,581)	960	699	999	(45,108)

Net Earnings	71,628	(1,056)	12,222	(1,577)	(1,293)	1,169	81,093

Earnings Available Common Shareholders	$65,146	(1,056)	12,222	(1,577)	(1,293)	1,169	74,611

Contribution to Earnings/Share	$3.19	(0.05)	0.59	(0.08)	(0.06)	—	3.59

Identifiable assets	$1,518,008	996,720	604,531	786,862	913,342	(1,155,834)	3,663,629

7. INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA - continued

         Information concerning operations by industry segment follows:

Industry Segment	U-Haul Moving and	SACH Moving and		Property/		Adjustments
	Storage	Storage	Real	Casualty	Life	and
	Operations	Operations	Estate	Insurance	Insurance	Eliminations	Consolidated

	(in thousands)
Six months ended September 30, 2001

Revenues:

Outside	$829,252	45,852	4,829	141,985	89,943	—	1,111,861

Intersegment	—	19,486	34,855	2,145	779	(57,265)	—

Total revenues	829,252	65,338	39,684	144,130	90,722	(57,265)	1,111,861

Depreciation/amortization	51,923	4,134	5,429	12,261	9,411	—	83,158

Interest expense	21,132	27,281	19,724	—	—	(15,620)	52,517

Pretax Earnings (loss)	73,996	(1,590)	22,693	(18,912)	3,859	10,854	90,900

Income tax Benefit (expenses)	(30,912)	(40)	(7,943)	6,687	(1,232)	(821)	(34,261)

Net Earnings	42,122	(668)	14,750	(12,225)	2,627	10,033	56,639

Earnings Available Common Shareholders	35,640	(668)	14,750	(12,225)	2,627	10,033	50,157

Contribution to Earnings/Share	$2.16	(0.03)	0.70	(0.58)	0.12	—	$2.37

Identifiable assets	1,489,276	519,746	685,777	814,516	873,028	(778,673)	3,603,670

AMERCO AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED
SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements, Continued

(Unaudited)

7. INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, continued

Industry Segment
	U-Haul Moving and	SACH Moving and		Property/		Adjustments
	Storage	Storage	Real	Casualty	Life	and
	Operations	Operations	Estate	Insurance	Insurance	Eliminations	Consolidated

	(in thousands)
Quarter ended September 30, 2002

Revenues:

Outside	$426,788	44,262	2,226	46,256	43,022	—	562,554

Intersegment	—	13,309	14,325	1,142	455	(29,231)	—

Total revenues	426,788	57,571	16,551	47,398	43,477	(29,231)	562,554

Depreciation/amortization	25,384	5,146	2,131	6,485	4,281	—	43,427

Interest expense	10,335	20,421	3,495	—	—	(6,296)	27,955

Pretax Earnings (loss)	55,321	143	9,433	250	(2,874)	1,245	63,518

Income tax Benefit (expenses)	(19,904)	(810)	(3,302)	(45)	1,003	94	(22,964)

Net Earnings	35,417	(667)	6,131	205	(1,871)	1,339	40,554

Earnings Available Common Shareholders	32,176	(667)	6,131	205	(1,871)	1,339	37,313

Contribution to Earnings/Share	1.61	(0.03)	0.30	0.01	(0.09)	—	1.79

Identifiable assets	1,518,008	996,720	604,531	786,862	913,342	(1,155,834)	3,663,269

Quarter ended September 30, 2001

Revenues:

Outside	$429,946	22,498	2,961	46,256	44,474	—	572,379

Intersegment	—	10,354	16,979	1,036	407	(28,776)	—

Total revenues	429,946	32,852	19,940	73,536	44,881	(28,776)	572,379

Depreciation/amortization	22,058	2,152	2,735	6,975	4,617	—	38,537

Interest expense	10,219	15,081	9,517	—	—	(8,375)	26,442

Pretax Earnings (loss)	51,727	(1,589)	18,085	(13,329)	(5,740)	16,250	65,404

Income tax Benefit (expenses)	(21,797)	(40)	(6,331)	4,708	(272)	(540)	(24,272)

Net Earnings	29,930	(1,629)	11,754	(8,621)	(6,012)	15,710	41,132

Earnings Available Common Shareholders	26,689	(1,629)	11,754	(8,621)	(6,012)	15,710	37,891

Contribution to Earnings/Share	$1.99	(0.08)	0.56	(0.41)	(0.68)	—	1.78

Identifiable assets	$1,489,276	519,746	685,777	814,516	873,028	(778,673)	3,603,670

AMERCO AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED
SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements, Continued
(Unaudited)

7. INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, continued

Geographic Area Data -	United			United
(All amounts are in U.S. $'s)	States	Canada	Consolidated	States	Canada	Consolidated

	Six months ended			Quarter ended

			(in thousands)
September 30, 2002

Total revenues	$1,078,943	$28,968	$1,107,911	$547,544	$15,010	$562,554

Depreciation/amortization	83,426	2,670	86,096	42,087	1,340	43,427

Interest expense	52,542	2,345	54,887	26,744	1,211	27,955

Pretax earnings	119,665	6,536	126,201	59,961	3,557	63,518

Income tax	(45,108)	—	(45,108)	(22,964)	—	(22,964)

Identifiable assets	3,614,557	49,072	3,663,629	3,614,557	49,072	3,663,629

September 30, 2001

Total revenues	$1,087,234	27,699	1,114,933	531,500	14,635	546,135

Depreciation/amortization	81,024	2,134	83,158	37,613	924	38,537

Interest expense	50,445	2,094	52,539	25,317	1,125	26,442

Pretax earnings	97,228	6,985	104,213	61,456	3,948	65,404

Income tax	(37,757)	—	(37,757)	(24,272)	—	(24,272)

Identifiable assets	3,565,292	38,378	3,603,670	3,565,292	38,378	3,603,670

         During September, 2001 the Company consummated a legal transfer of cash in the amount of $7.5 million and real estate properties in the amount of $65.5 million from Moving and Storage Operations and Real Estate to Oxford and RepWest. The transferred assets were recorded by RepWest and Oxford at their original book value; however, because the operating results and financial position of the Company’s insurance operations are reflected on a one quarter lag, the asset and related depreciation expense have not been reflected within the identifiable assets line of the Property/Casualty or Life Insurance segments above. Since the Moving and Storage and Real Estate operations are not reported on a one quarter lag, the assets have been removed from the Real Estate industry segment identifiable assets and are reflected as an adjustment and elimination within the above table for the inclusion within the consolidated company.

8. SUBSEQUENT EVENTS

         On October 15, 2002 the Company failed to make a $100 million principal payment and a $3.6 million interest payment due to the Series 1997-C Bond Backed, Asset Trust. On that date, the Company also failed to pay $26.5 million in the aggregate to Citibank and Bank of America in connection with the Series 1997-C bonds. This expense will be recognized in the third fiscal quarter.

         As a result of the foregoing, the Company is in default with respect to its other credit arrangements which contain cross-default provisions, including its 3-Year Credit Agreement dated June 28, 2002 (the “Credit Agreement”). In addition to the cross-default under the Credit Agreement, the Company is also in default under that agreement as a result of its failure to obtain incremental net cash proceeds and/or availability from additional financings in the aggregate amount of at least $150.0 million prior to October 15, 2002. The total amount of obligations currently in default (either directly or as a result of a cross-default) is approximately $1,175.4 million.

         On November 11, 2002, AMERCO announced that it will not be making the dividend payment to the holders of its Series A 8 1/2% preferred stock due December 1, 2002.

9. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the quarter and six months ended September 30, 2002, the Company purchased $396,000 and $1.22 million, respectively of printing from Form Builders, Inc. Mark V. Shoen, his daughter and Edward J. Shoen’s sons are major stockholders of Form Builders, Inc.

10. AMERCO AND CONSOLIDATED SUBSIDIARIES ADDITIONAL INFORMATION

AMERCO AND CONSOLIDATED SUBSIDIARIES

Additional Information
Consolidating Balance Sheet
September 30, 2002

		AMERCO				ADJUST&
	U-Haul	Real Estate	AMERCO	Oxford	RepWest	ELIMIN	CONSOLIDATED

ASSETS

Cash	$19,477	510	10,422	47,322	5,789	—	83,520

Receivables — Trade	33,171	4,336	16	33,162	233,827	—	304,512

Receivables — Notes & Mortgages	1,302	3,949	—	—	—	—	5,251

Inventories	65,491	4	—	—	—	—	65,495

Prepaid Expenses	42,282	11	93	—	—	—	42,386

Investments, fixed maturities	—	—	—	581,199	313,096	—	894,295

Investments, other	259,675	94,658	10,000	169,775	88,243	(49,500)	572,851

DAC*	—	—	—	91,585	13,318	—	104,903

Investment in Subsidiary	—	—	1,173,140			(1,173,140)	—

Other Assets (incl Trust Funds)	(30,274)	5,026	39,823	1,606	5,181	—	10,174

Deferred tax asset	—	—	—	—	11,457	(11,457)	—

Due from affiliates	—	—	740,541	(11,307)	115,951	(845,185)	—

Property, Plant, & Equipment

Land	18,390	139,794	—	—	—	—	158,184

Buildings & improvements	127,446	588,900	—	—	—	—	716,346

Furniture & Equipment	271,287	18,022	396	—	—	—	289,705

Rental Trailers & GRI	176,299	—	—	—	—	—	176,299

Rental Trucks	1,119,666	—	—	—	—	—	1,119,666

	1,713,088	746,716	396	—	—	—	2,460,200
Less accumulated depreciation	(957,979)	(250,679)	(308)	—	—	—	(1,208,966)

Total PPE	755,109	496,037	88	—	—	—	1,251,234

TOTAL ASSETS	$1,146,233	604,531	1,974,123	913,342	786,862	(488,122)	3,334,621

* Deferred Policy Acquisition Cost

10. AMERCO AND CONSOLIDATED SUBSIDIARIES ADDITIONAL INFORMATION continued

AMERCO AND CONSOLIDATED SUBSIDIARIES

Additional Information
Consolidating Balance Sheet
September 30, 2002

		AMERCO				ADJUST&
	U-Haul	Real Estate	AMERCO	Oxford	RepWest	ELIMIN	CONSOLIDATED

LIABILITIES

Accounts payable & accrued liabilities	$138,163	2,732	197,684	(1,142)	—	(153,568)	79,344

Notes & Loans	14,790	193	933,026	—	—	(39,500)	908,509

Policy liabilities & accruals	—	—	—	178,415	524,889	—	703,304

Liabilities from premium deposits	—	—	—	610,248	—	—	610,248

Cash overdraft	26,861	—	—	—	—	—	26,861

and Other liabilities	—	—	—	9,691	52,081	—	61,772

Due to affiliates	61,791	299,188	—	—	—	(360,979)	—

Deferred credits	23,639	996	(9)	—	—	—	24,626

Deferred income taxes	243,916	90,630	207,869	3,052	—	(362,834)	182,633

	509,160	393,739	1,234,045	800,264	576,970	(916,881)	2,597,297

STOCKHOLDERS EQUITY

Common stock	540	1	10,563	2,500	3,300	(6,341)	10,563

Additional paid in capital	130,465	147,481	401,130	15,168	67,175	(360,289)	401,130

AOCI — Foreign currency translation	(43,185)	—	(43,185)	—	—	—	(43,185)

AOCI — Net unreal gain (loss)		—	(2,739)	(9,483)	6,744	2,739	(2,739)

AOCI — Cash Flow Hedge	—	—	(2,494)	—	—	—	(2,494)

Retained earnings	563,131	63,310	806,085	104,893	132,673	(852,883)	806,085

	650,951	210,792	1,158,236	113,078	209,892	(1,173,589)	1,169,360

Less:

Treasury shares	—	—	(418,178)	—	—	—	(418,178)

Loan-leveraged ESOP	(13,878)	—	20	—	—	—	(13,858)

TOTAL SHAREHOLDER EQUITY	637,073	210,792	740,078	113,078	209,892	(322,970)	737,324

TOTAL LIABILITIES & SHAREHOLDER EQUITY	$1,146,233	604,531	1,974,123	913,342	786,862	(2,090,470)	3,334,621

10. AMERCO AND CONSOLIDATED SUBSIDIARIES ADDITIONAL INFORMATION, continued

AMERCO AND CONSOLIDATED SUBSIDIARIES

Additional Information
Consolidating Statement of Earnings
September 30, 2002

		AMERCO				ADJUST&
	U-Haul	Real Estate	AMERCO	Oxford	RepWest	ELIMIN	CONSOLIDATED

INCOME STATEMENT

Rental & other revenue	$711,494	29,709	—	—	—	(30,345)	710,858

Net sales	102,673	35	—		—	—	102,708

Equity in earnings of sub	—	—	134,849	—	—	(134,849)	—

Premiums	—	—	0	80,693	86,319	(3,996)	163,016

Net investment & interest income	15,963	4,984	10,214	7,773	15,257	(11,644)	42,547

Total Revenues	830,130	34,728	145,063	88,466	101,576	(180,835)	1,019,128

Costs & expenses:

Operating expense	503,428	(1,884)	5,134	19,849	12,647	(36,786)	502,388

Cost of sales	53,065	16	—	—	—	—	53,081

Benefits & Losses	—	—	—	60,488	79,945	—	140,433

Amortization of DAC*	—	—	—	10,121	11,521	—	21,642

Lease expense	80,037	4,732	463	—	—	—	85,232

Depreciation Net	50,843	4,263	8	—	—	—	55,114

Total Costs & Expenses	687,373	7,127	5,606	90,458	104,113	(36,786)	857,890

Earnings from operations	142,757	27,601	139,458	(1,992)	(2,537)	(144,049)	161,238

Interest Expense	6,125	8,797	26,406	—	—	(9,199)	32,132

Pretax earnings from continuing operations	136,632	18,804	113,049	(1,992)	(2,537)	(134,850)	129,106

Income tax benefit (expense)	(47,964)	(6,581)	(30,960)	699	960	38,590	(45,256)

Earnings from continuing operations	88,668	12,223	82,089	(1,293)	(1,577)	(96,260)	83,850

Net earnings	88,668	12,223	83,089	(1,293)	(1,577)	(96,260)	83,850

Beginning Retained Earnings	474,463	51,087	719,354	106,186	134,250	(756,623)	728,717

Dividends	—	—	(6,482)	—	—	—	(6,482)

Ending Retained Earnings	$563,131	63,310	794,961	104,893	132,673	(852,883)	806,085

* Deferred Policy Acquisition Cost

10. AMERCO AND CONSOLIDATED SUBSIDIARIES ADDITIONAL INFORMATION continued

AMERCO AND CONSOLIDATED SUBSIDIARIES

Additional Information
Consolidating Statement of Cash Flows
September 30, 2002

			Amerco			ADJUST &
	AMERCO	U-Haul	Real Estate	Oxford	RepWest	ELIM	Consolidated

OPERATING ACTIVITIES

Net income (loss)	$82,089	88,668	12,223	(1,293)	(1,577)	(96,260)	83,850

Depreciation & Amortization	(66)	46,002	4,345	10,051	12,038	—	72,370

Provision for bad debt	—	1,105	—	—	—	—	1,105

Earnings in subsidiaries	(134,849)		—	—	—	134,849	0

(Gain) loss on sale of PPE	—	3,674	(24)	—	—	—	3,650

(Gain) loss-sale of investments	—	—	—	4,336	(479)	—	3,857

Total Changes-policy liabilities & accruals	—	—	—	635	(35,995)	—	(35,360)

Additions to DAC	—	—	—	(15,774)	(8,493)	—	(24,267)

Net change in operating assets & liabilities	174,162	(78,843)	(8,378)	(26,689)	(15,391)	(38,589)	6,272

Net cash provided (used) by operations	121,336	60,605	8,166	(28,734)	(49,897)		111,477

INVESTING ACTIVITIES

Purchases of PPE	—	(111,445)	(11,473)	—	—	—	(122,918)

Purchases of Fixed Maturities	—	—	—	(134,993)	—	—	(134,993)

Purchases of Other Asset Investment	—	—	—	(17,407)		17,500	93

Purchases of Real Estate	—	—	—	(21,759)	(7,632)		(29,391)

Purchases of Mortgage Loans	—	—	—	(22,000)		22,000	0

Proceeds sale of PPE	—	42,685	3,345	—	—	—	46,030

Proceeds sale of Fixed Maturities	—	—	—	157,182	45,073	—	202,255

Proceeds sale of Real Estate	—	—	—		399	—	399

Proceeds sale of Preferred stock	—	—	—	2,578	—	—	2,578

Proceeds sale of Mortgage Loans	—	—	—	9,889	561	—	10,450

Changes in Other Investments	—	5,309	587	12,412	11,373	—	29,681

Net cash provided (used) by investing activities	$0	(63,451)	(7,541)	(14,098)	49,774	39,500	4,184

			Amerco
	AMERCO	U-Haul	Real Estate	Oxford	RepWest	ELIM	Consolidated

FINANCING ACTIVITIES

Net changes in ST borrowings	$5,000	—	—		—	—	(12,500)

Principal payments on notes	(150,000)	(3)	(11)		—	—	(150,014)

Proceeds from notes	44,009	—	0			(39,500)	22,009

Loan to leveraged ESOP	—	—	—		—	—	—

Paydown on ESOP	—	293	—		—	—	293

Dividends paid	(6,482)	0	—		—	—	(6,482)

Net Change — Cash Overdraft		(7,768)	—		—	—	(7,768)

Treasury Stock Purchase	(1,407)		—		—	—	(1,407)

Investment contract deposits	—	—	—	89,083	—	—	89,083

Investment contract withdrawals	—	—	—	(51,262)	—	—	(51,262)

Net cash provided (used)	—	—	—		—	—

by financing activities	(110,985)	(7,501)	(691)	37,821		(39,500)	(120,856)

Net cash provided (used)	10,351	(10,347)	(66)	(5,011)	(123)		(5,196)

Cash at beginning of period	71	29,823	576	52,333	5,912		88,715

Cash at end of period	$10,422	19,476	510	47,322	5,789	—	83,520

AMERCO AND CONSOLIDATED SUBSIDIARIES
Additional Information
Consolidating Balance Sheet
March 31, 2002

		AMERCO
	U-Haul	Real Estate	AMERCO	Oxford	RepWest	ELIM	CONS F/S	SACH	ELIM	CONSOLIDATED

ASSETS
Cash	29,823	576	71	61,280	5,912	—	97,662	10	—	97,672
Receivables — Trade	17,970	5,020	7	26,689	230,228	—	279,914	—	—	279,914
Receivables — Notes & Mortgages	28,688	686	—	—	—	—	29,374	—	(13,469)	15,905
Inventories	72,323	4	—	—	—	—	72,327	4,192	—	76,519
Prepaid Expenses	44,461	11	112	—	—	—	44,584	—	(13,513)	31,071
Investments, fixed maturies	—	—	—	632,306	362,569	—	994,875	—	—	994,875
Investments, other	264,984	95,245	10,000	122,260	95,918	(24,855)	563,552	30,090	(393,206)	200,436
Deferred pol acq costs	—	—	—	85,099	16,209	—	101,308	—	—	101,308
Investment in Subsidiary	—	—	1,121,630	—	—	(1,121,630)	—	—	—	—
Other Assets (incd Trust Funds)	3,306	3,715	4,873	1,737	6,997	14,530	35,158	25,695	—	60,853
Deferred tax asset	—	—	—	—	12,048	(12,048)	—	—	—	—
Due from affiliates	—	—	890,880	(10,660)	89,939	(970,159)	—	—	—	—
Property, Plant, & Equipment
Land	18,358	142,540	—	—	—	—	160,898	264,409	—	425,307
Buildings & improvements	124,059	579,782	—	—	—	—	703,841	713,107	(255,030)	1,161,918
Furniture & Equipment	270,071	18,241	395	—	—	—	288,707	1,763	—	290,470
Rental Trailers & GRI	176,785	—	—	—	—	—	176,785	—	—	176,785
Rental Trucks	1,071,604	—	—	—	—	—	1,071,604	—	—	1,071,604

	1,660,877	740,563	395	—	—	—	2,401,835	979,279	(255,030)	3,126,084
Less accum depr	923,685	248,525	299	—	—	—	1,172,509	37,541	(1,132)	(1,211,182)

Total PPE	737,192	492,038	96	—	—	—	1,229,326	941,738	(256,162)	1,914,902
Non-current deferred taxes	—	—	—	—	—	—	—	—	—	—
TOTAL ASSETS	1,198,747	597,295	2,027,669	918,711	819,820	(2,114,162)	3,448,080	1,001,725	(676,350)	3,773,455

AMERCO AND CONSOLIDATED SUBSIDIARIES
Additional Information
Consolidating Balance Sheet
March 31, 2002

		AMERCO
	U-Haul	Real Estate	AMERCO	Oxford	RepWest	ELIM	CONS F/S	SACH	ELIM	CONSOLIDATED

LIABILITIES
Accounts payable & accrued liabilities	92,858	7,848	124,951	7,873	—	(128,891)	104,639	54,953	(13,467)	146,125
Notes & Loans	14,793	204	1,034,018	—	—	—	1,049,015	957,378	(399,618)	1,606,775
Fair Market Value – SWAP	—	—	—	—	—	—	—
Policy liabilities & accruals	—	—	—	177,751	551,592	—	729,343			729,343
Liabilities from premium deposits	—	—	—	572,793	—	—	572,793			572,793
Cash Overdraft	34,629	—	—	—	—	—	34,629			34,629
Other policyholders funds	—	—	—	19,845	54,203	—	74,048			74,048
and Other liabilities	—	—	—	—	—	—	—
Due to affiliates	217,925	299,232	0	—	—	(517,157)	—
Deferred credits	21,067	996	386	—	—	—	22,449		(15,089)	7,360
Deferred income taxes	241,757	90,580	181,914	11,642	—	(333,951)	191,942		(88,667)	103,275
Minority Interest								8,913	(8,913)	0

STOCKHOLDERS EQUITY	—	—	—	—	—	—	—
Common stock	540	1	10,563	2,500	3,330	(6,341)	10,563			10,563
Additional paid in capital	130,465	147,347	405,794	15,174	71,508	(364,494)	405,794	28,281	(166,363)	267,712
AOCI — Foreign currency translation	(39,804)	—	(39,804)	—	—	39,804	(39,804)			(39,804)
AOCI — Net unreal gains (loss) invest-		—	9,914	4,947	4,967	(9,914)	9,914	(2,385)	2,385	9,914
AOCI — Cash Flow Hedge	—	—	(2,494)	—	—	—	(2,494)			(2,494)
Retained earnings	498,689	51,087	719,178	106,186	134,250	(793,218)	716,172	(45,415)	45,858	716,615

Less:
Treasury shares	—	—	(416,771)	—	—	—	(416,771)		(32,476)	(449,247)
Loan-leveraged ESOP	(14,172)	—	20	—	—	—	(14,152)			(14,152)

TOTAL S/H EQUITY	575,718	198,435	686,400	128,807	214,025	(1,134,163)	669,222	(19,519)	(150,596)	499,107

TOTAL LIAB & S/H EQUITY	1,198,747	597,295	2,027,669	918,711	819,820	(2,114,162)	3,448,080	1,001,725	(676,350)	3,773,455

AMERCO AND CONSOLIDATED SUBSIDIARIES
Additional Information
Consolidating Statement of Earnings
March 31, 2002

		AMERCO
	U-Haul	Real Estate	AMERCO	Oxford	RepWest	ELIM	CONS F/S	SACH	ELIM	CONSOLIDATED

INCOME STATEMENT
Rental & other revenue	1,243,351	78,649	—	—	—	(74,935)	1,247,065	111,116	(14,159)	1,344,022
Net sales	198,312	55	—				198,367	24,448		222,815
Equity in earnings of sub	—	—	63,694	—	—	(63,694)	0			0
Premiums	—	—	—	160,052	274,042	(501)	433,593			433,593
Net investment & interest income	24,186	8,745	61,420	26,980	27,614	(75,403)	73,542		(5,963)	67,579

Total Revenues	1,465,849	87,449	125,114	187,032	301,656	(214,533)	1,952,567	135,564	(20,122)	2,068,009

Costs & expenses:
Operating expense	1,001,810	5,962	7,139	36,992	78,633	(75,436)	1,055,100	62,225	(7,881)	1,109,444
Cost of Sales	111,515	24	—	—	—	—	111,539	11,321		122,860
Benefits	—	—	—	120,407	269,115	—	389,522			389,522
Amort of Def Pol Acq Cost	—	—	—	18,583	22,091	—	40,674			40,674
Lease expense	170,839	11,221	919	—	—	—	182,979		(7,478)	175,501
Depreciation/G(L) on sale	97,325	(2,039)	(500)	—	—	—	94,786	14,219	(322)	108,683

Total Costs & Expenses	1,381,489	15,168	7,558	175,982	369,839	(75,436)	1,874,600	87,765	(15,681)	1,946,684

Earnings from operations	84,360	72,281	117,556	11,050	(68,183)	(139,097)	77,967	47,799	(4,441)	121,325

Interest Expense	11,675	34,299	90,644	—	—	(60,548)	76,070	61,094	(20,818)	116,346

Pretax earnings from cont oper	72,685	37,982	26,912	11,050	(68,183)	(78,549)	1,897	(13,295)	16,377	4,979
Income tax benefit (expense)	(25,728)	(13,294)	(25,717)	(3,847)	23,802	44,086	(698)	(1,560)	0	(2,258)

Earnings from cont operations	46,957	24,688	1,195	7,203	(44,381)	(34,463)	1,199	(14,855)	16,377	2,721

Net earnings	46,957	24,688	1,195	7,203	(44,381)	(34,463)	1,199	(14,855)	16,377	2,721

AMERCO AND CONSOLIDATED SUBSIDIARIES
Additional Information
Consolidating Financial Statements
March 31, 2002

				Amerco					SAC	Total		Adjust
	AMERCO	U-Haul	Real Estate	Total	Oxford	RepWest	ELIM	CONS	Losses	CONS	SAC	ELIM	CONS

OPERATING ACTIVITIES
Net income (loss)	10,558	52,453	24,688	87,699	7,203	(44,381)	(39,963)	10,558	(9,359)	1,199	(14,855)	16,377	2,721
Depreciation & Amortization	1,015	102,872	10,822	114,709	18,758	23,616		157,083		157,083	10,822		169,440
Provision for bad debt	—	4,729	—	4,729	—	—		4,729		4,729			4,727
Dist Of Treas Stk to ESOP		—		—	—	—		—		—
Earnings in subs	(63,694)	—		(63,694)			63,694	—		—			0
(Gain) loss on sale of PPE	(559)	(5,896)	(12,378)	(18,833)				(18,833)		(18,833)			(18,321)
(Gain) loss-sale of investments					(1,302)	4,143		2,841		2,841			2,841
Cumulative Effect Acctg Chg	—	—	—	—				—		—
Changes in policy liab & accrls								—		—
Total Chngs-policy liab & accrls					(5,153)	12,735		7,582		7,582			7,582
Additions to DAC					(22,612)	(16,640)		(39,252)		(39,252)			(39,025)
Net change in oper assets & liab	142,547	3,747	(251,008)	(104,714)	(34)	(34,355)	154,884	15,781		15,781	(98,803)	12,743	(83,961)

Net cash provided (used) by operations	89,867	157,905	(227,876)	19,896	(3,140)	(54,882)	178,615	140,489	(9,359)	131,130	(102,836)	29,120	46,004
INVESTING ACTIVITIES													0
Purchases of investments
Purchases of Common stock					(418)			(418)		(418)
Purchases of PPE	(7)	(208,161)	(43,018)	(251,186)				(251,186)		(251,186)	(259,610)	303,534	(177,537)
Purchases of Fixed Maturities					(248,671)	(8,888)		(257,559)		(257,559)			(258,492)
Purchases of Preferred Stock					(2,072)	—		(2,072)		(2,072)			(2,072)
Purchases of Other Asset Investment				—	(2,259)	—		(2,259)		(2,259)			(2,259)
Purchases of Real Estate					(35)	—		(35)		(35)			(36)
Purchases of Mortgage Loans	—	—	(561)	(561)	(790)	—		(1,351)		(1,351)			(1,376)
Acquisition of Subsidiary						—		—		—
Proceeds – sale of investments					—	—		—		—
Proceeds sale of PPE	94,265	146,882	268,523	509,670	—	—	(161,771)	347,899		347,899	45,227	(303,534)	89,371
Proceeds – sale of Common Stock								—		—
Proceeds sale of Fixed Maturities					168,984	64,732		233,716		233,716			222,952
Proceeds sale of Real Estate	—	—	—	—	1,038	297		1,335		1,335			1,334
Proceeds sale of Preferred stock				—	4,400	—		4,400		4,400			4,400
Proceeds sale of Mortgage Loans		268	510	778	17,910	2	—	18,690		18,690			17,104
Changes in Other Investments	—	(136,683)	2,041	(134,642)	(8,575)	1,588		(141,629)	9,359	(132,270)		103,664	(4,014)

Net cash provided (used) by investing activities	94,258	(197,694)	227,495	124,059	(70,488)	57,731	(161,771)	(50,469)	9,359	(41,110)	(214,383)	103,664	(110,625)

Amerco and Consolidated Subsidiaries
Consolidating Financial Statements
For period ending March 31, 2002

				Amerco					SAC	Total		ADJUST.
	AMERCO	U-Haul	Real Estate	Total	Oxford	RepWest	ELIM	CONS	Losses	CONS	SAC	ELIM	CONS

FINANCING ACTIVITIES
Net changes in ST borrowings	(23,295)	(5,564)		(28,859)				(28,859)	—	(28,859)			(2,500)
Principal payments on notes	(102,513)	—	(31)	(102,544)	—	—	—	(102,544)	—	(102,544)	317,219	92,622	288,102
Proceeds from notes	—	—	—	—	—	—	—	—	—	—			(10,182)
Debt Issuance Costs	(390)	—	—	(390)	—	—	—	(390)	—	(390)
Loan to leveraged ESOP	—	—	—	—	—	—	—	—	—	—
Principle payment on notes												(225,406)	(225,406)
Paydown on ESOP	—	1,021	—	1,021	—	—	—	1,021	—	1,021			1,021
Dividends paid	(12,963)	—	—	(12,963)	—	—	—	(12,963)	—	(12,963)			(12,961)
Net Change – Cash Overdraft	—	8,145	—	8,145	—	—	—	8,145	—	8,145			8,145
Treasury Stock Purchase	(10,154)	—	—	(10,154)	—	—	—	—	—	(10,154)			(37,322)
Dividends from subs	—	—	—	—	7,501	—	(7,501)	—	—	—
Investment contract deposits	—	—	—	—	150,432	—	—	150,432	—	150,432			150,432
Investment contract withdrawals	—	—	—	—	(99,845)	—	—	(99,845)	—	(99,845)	(99,845)		(99,845)

Net cash provided (used) by financing activities	(149,315)	3,602	(31)	(145,744)	58,088	—	(7,501)	(95,157)	—	(95,157)	217,374	(232,629)	(140,206)

Net cash provided (used)	34,810	(36,187)	(412)	(1,789)	(15,540)	2,849	9,343	(5,137)	—	(5,137)	(99,845)	(99,845)	(204,827)
Cash at beg of period	114	21,814	988	22,916	26,799	3,063	—	52,778	—	52,778	10	—	52,788

Cash at end of period	24,301	(14,373)	576	21,127	11,259	5,912	9,343	47,641	—	47,641	97,672	97,672	97,672

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements. We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may include, but are not limited to, projections of revenues, income or loss, estimates of capital expenditures, our plans and intentions regarding the recapitalization of our balance sheet and the payment of dividends arrearages, plans for future operations, products or services, financing needs and plans, our perceptions of our legal positions and anticipated outcomes of pending litigation against us, and liquidity as well as assumptions relating to the foregoing. The words “believe”, “expect”, “anticipate”, “estimate”, “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from our expectations are: fluctuations in our costs to maintain and update our fleet and facilities; our inability to refinance our debt; our ability to successfully recapitalize our balance sheet and cure existing defaults of our debt agreements, our ability to continue as a going concern, changes in government regulations, particularly environmental regulations; our credit ratings; the availability of credit; changes in demand for our products; changes in the general domestic economy; the degree and nature of our competition; the resolution of pending litigation against the company; changes in accounting standards; and other factors described in this Quarterly Report on Form 10-Q or the other documents we file with the Securities and Exchange Commission. The above factors, the following disclosures, as well as other statements in this report and in the Notes to Consolidated Financial Statements, could contribute to or cause such differences, or could cause AMERCO’s stock and note prices to fluctuate dramatically.

GENERAL

         Information on industry segments is incorporated by reference from — Notes 1, 3 and 8 of “Notes to Condensed Consolidated Financial Statements”. The notes discuss the principles of consolidation, summarized consolidated financial information and industry segment and geographical area data, respectively. In consolidation, all intersegment premiums are eliminated and the benefits, losses and expenses are retained by the insurance companies.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management’s discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, estimates are reevaluated, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include allowances for doubtful accounts, revenue earning vehicles and buildings, self-insured liabilities, income taxes and commitments and contingencies. Our estimates are based on historical experience, observance of trends in particular areas, information and/or valuations available from outside sources and on various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions and conditions.

         Accounting policies are considered critical when they are significant and involve difficult, subjective or complex judgments or estimates. We considered the following to be critical accounting policies:

         Principles of consolidation — The consolidated financial statements include the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holdings and the wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. AMERCO does not have an equity ownership interest in SAC Holdings or any of SAC Holdings’ subsidiaries, except for investments made by Repwest and Oxford in a SAC Holdings-controlled limited partnership which holds Canadian self-storage properties. SAC Holdings are not legal subsidiaries of AMERCO. AMERCO is not liable for the debts of SAC Holding and there are no default provisions in AMERCO indebtedness that cross-default to SAC Holding’s obligations.

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

         Long-lived assets and intangible assets — We review carrying value whenever events or circumstances indicate the carrying values may not be recoverable through projected undiscounted future cash flows. The events could include significant underperformance relative to expected, historical or projected future operating results, significant changes in the manner of using the assets, overall business strategy, significant negative industry or economic trends and non-compliance with significant debt agreements.

         Investments — In determining if and when a decline in market value below amortized cost is other than temporary, we review quoted market prices, dealer quotes or a discounted cash flow analysis. Permanent declines in value are recognized in the current period operating results to the extent of the decline.

         Insurance Revenue and Expense Recognition — Premiums are recognized as revenue as earned over the terms of the respective policies. Benefits and expenses are matched with recognized premiums to result in recognition over the life of the contracts. This match is accomplished by recording a provision for future policy benefits and unpaid claims and claim adjustment expenses and by amortizing deferred policy acquisition costs. Charges related to services to be performed are deferred until earned. The amounts received in excess of premiums and fees are included in other policyholder funds in the consolidated balance sheets.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED SEPTEMBER 30, 2002 VERSUS SIX MONTHS ENDED SEPTEMBER 30, 2001

U-HAUL Moving and Storage Operations

         Revenues consist of rental revenues and net sales. Total rental revenue are $711.5 million and $699.8 million for the six months ended September 30, 2002 and 2001, respectively.

         Net sales revenues were $102.6 million and $118.2 million for the six months ended September 30, 2002 and 2001, respectively. The decrease reflects the sale of stores to SAC Holdings.

         Cost of sales are $53.1 million and $65.1 million for the six months ended September 30, 2002 and 2001, respectively. The decrease is due to the sale of stores to SAC Holdings.

         Operating expenses before intercompany eliminations were $503.4 million and $518.1 million for the six months ended September 30, 2002 and 2001, respectively. Operating expenses declined due to the sale of stores to SAC Holdings.

         Lease expense was $80.0 million and $83.2 million for the six months ended September 30, 2002 and 2001, respectively. This decrease reflects a decline in the number of leased rental trucks.

         Net depreciation expense was $50.8 million and $47.3 million for the six months ended September 30, 2002 and 2001, respectively.

         Operating profit before intercompany eliminations was $136.6 million and $112.2 million for the six months ended September 30, 2002 and 2001, respectively. The increase is due to improved operations.

SAC Moving and Storage Operations

         Revenues consist of rental revenues and net sales. Total rental revenue is $112.3 million and $65.3 million for the six months ended September 30, 2002 and 2001, respectively. Storage revenues increased $19.16 million due to increased facility capacity through the acquisition of new locations from U-Haul and increased storage rates. Sales increased $15 million due to the addition of stores.

         Net sales revenues were $27.9 million and $12.3 million for the six months ended September 30, 2002 and 2001, respectively. This reflects the acquisition of additional stores.

         Cost of sales are $12.4 million and $5.9 million for the six months ended Septemeber 30, 2002 and 2001, respectively.

         Operating expenses before intercompany eliminations were $62.7 million and $34.6 million for the six months ended September 30, 2002 and 2001, respectively. The increase is due to more stores in operation.

         Net depreciation expense was $9.8 million and $4.1 million for the six months ended September 30, 2002 and 2001, respectively. The increase is due to the addition of stores.

         Operating profits were $39.9 million and $25.7 million for the six months ended September 30, 2002 and 2001, respectively.

AMERCO’s Real Estate Operations

         Rental revenue before intercompany eliminations was $29.7 million and $34.9 million for the six months ended September 30, 2002 and 2001, respectively. Intercompany revenue was $28.3 and $33.6 million for the six months ended September 30, 2002 and 2001, respectively.

         Net investment and interest income was $5.0 million and $4.8 million for the six months ended September 30, 2002 and 2001, respectively.

         Lease expense was $4.7 million and $6.5 for the six months ended September 30, 2002 and 2001, respectively.

         Net depreciation expense was $4.3 million and $(6.0) million for the six month ended September 30, 2002 and 2001, respectively.

         Gains on asset sales during fiscal year 2001 resulted in the negative depreciation expense.

         Operating profit before intercompany eliminations was $27.6 million and $42.4 million for the six months ended September 30, 2002 and 2001, respectively.

Property and Casualty

         RepWest’s premiums were $86.3 million and $128.3 million for the six months ended June 30, 2002 and 2001, respectively. General agency premiums were $34.2 million and $62.8 million for the six months ended June 30, 2002 and 2001, respectively. The decrease from 2001 to 2002 was the result of the elimination of RepWest’s direct Non-Standard Auto and Homeowners business, as well as additional quota share reinsurance on transportation business. Assumed treaty reinsurance premium was $20.4 million and $31.7 million for the six months ended June 30,2002 and 2001, respectively. Rental industry premiums were $18.7 million and $17.8 million for the six months ended June 30, 2002 and 2001, respectively.

         Net investment income was $15.3 million and $15.9 million for the six months ended June 30, 2002 and 2001, respectively. The decrease is attributable to lower annual average invested assets.

         Benefits and losses incurred were $79.9 million and $122.6 million for the six months ended June 30, 2002 and 2001, respectively. This decrease is attributable to lowered premium writings resulting in less exposure primarily in the non-standard auto and home lines.

         The amortization of deferred acquisition costs (DAC) was $11.5 million and $11.6 million for the six months ended June 30, 2002 and 2001, respectively.

         Operating expenses were $12.6 million and $28.8 million for the six months ended June 30, 2002 and 2001, respectively. The decrease is a result of decreased commissions on decreased premium writings as well as decreased general and administrative expenses.

         Operating loss before intercompany eliminations was $2.5 million and $18.9 million for the six months ended June 30, 2002 and 2001, respectively. The decrease is the result of decreased expenses and the cancellation of multiple unprofitable lines of business.

Life Insurance

         Net premiums were $80.7 million and $77.5 million for the six months ended June 30, 2002 and 2001, respectively. Oxford increased Medicare supplement premiums by $5.1 million through direct writings and rate management activity. Whole life sales increased $0.6 million from the same period in 2001. Credit insurance premiums decreased $1.7 million for the six months from the previous year. Other business segments had premium decreases totaling $0.8 million. Oxford experienced a ratings decline that will result in a reduction in annuity sales going forward.

         Net investment income before intercompany eliminations decreased $5.4 million to $7.8 million due to realized losses on fixed maturities and write downs of fixed maturities whose decline in value is deemed to be other than a temporary decline in value.

         Benefits incurred were $60.5 million and $58.1 million for the six months ended June 30, 2002 and 2001, respectively. Medicare supplement incurred benefits increased $3.1 million from a larger population. Credit life and disability benefits increased $0.3 million due to increased frequency. Other health segments had benefits decreases totaling $1.0 million.

         Amortization of deferred acquisition costs (DAC) and the value of business acquired (VOBA) was $10.1 million and $9.3 million for the six months ended June 30, 2002 and 2001, respectively. The increase is from the Medicare supplement and annuity segments.

         Operating expenses were $19.8 million and $19.4 million for the six months ended June 30, 2002 and 2001, respectively. General and administrative expenses net of fees collected increased $0.4 million.

         Operating profit/(loss) before intercompany eliminations was $(2.0) million and $3.9 million for the six months ended June 30, 2002 and 2001, respectively.

QUARTER ENDED SEPTEMBER 30, 2002 VERSUS QUARTER ENDED SEPTEMBER 30, 2001

U-HAUL Moving and Storage Operations

         Revenues consist of rental revenues and net sales. Total rental revenue was $370.5 million and $365.8 million for the quarters ended September 30, 2002 and 2001, respectively. Storage revenues decreased $3.3 million due to sale of stores to SAC Holdings. Improved pricing contributed to the increase.

         Net sales revenues were $49.1 million and $55.8 million for the quarters ended September 30, 2002 and 2001, respectively. The decline in sales is the result of fewer stores operating during fiscal year 2002.

         Cost of sales was $25.9 million and $31.3 million for the quarters ended September 30, 2002 and 2001, respectively. The decrease is the result of a reduction in the number of stores in operation.

         Operating expenses before intercompany eliminations were $262.7 million and $266.6 million for the quarters ended September 30, 2002 and 2001, respectively.

         Lease expense was $41.4 million and $40.7 million for the quarters ended September 30, 2002 and 2001, respectively.

         Net depreciation expense was $25.5 million and $20.3 million for the quarters ended September 30, 2002 and 2001, respectively.

         Operating profit before intercompany eliminations was $69.1 million and $67.9 million for the quarters ended September 30, 2002 and 2001, respectively.

SAC Moving and Storage Operations

         Revenues consist of rental revenues and net sales. Total rental revenue was $33.6 million and $22.7 million for the quarters ended September 30, 2002 and 2001, respectively. Storage revenues increased $11.0 million due to increased facility capacity through the acquisition of locations and increased storage rates.

         Net sales revenues were $13.4 million and $5.9 million for the quarters ended September 30, 2002 and 2001, respectively. The increase is due to the increase in the number of stores in operation.

         Cost of sales was $6.4 million and $3.3 million for the quarters ended September 30, 2002 and 2001, respectively. The increase is attributable to the increased sales volume.

         Net depreciation expense was $5.2 million and $2.1 million for the quarters ended September 30, 2002 and 2001, respectively. Depreciation expense has increased as a result of the addition of storage properties.

         Operating profit/(loss) was $144,000 and ($1.6 million) for the quarters ended September 30, 2002 and 2001, respectively.

AMERCO’s Real Estate Operations

         Rental revenue before intercompany eliminations was $16.6 million and $19.9 million for the quarters ended September 30, 2002 and 2001, respectively. Intercompany revenue was $14.3 and $16.9 million for the quarters ended September 30, 2002 and 2001, respectively.

         Net investment and interest income was $2.2 million and $2.9 million for the quarters ended September 30, 2002 and 2001, respectively. This decrease correlates to a reduction in Real Estate’s average note and mortgage receivables balance outstanding.

         Lease expense was $2.7 million and $3.0 million for the quarters ended September 30, 2002 and 2001, respectively.

         Net depreciation expense was $2.1 million and $3.2 million for the quarters ended September 30, 2002 and 2001, respectively. The decrease from 2001 to 2002 reflected a loss on the disposition of assets for 2001 of $0.6 million.

         Operating profit before intercompany eliminations was $12.9 million and $27.6 million for the quarters ended September 30, 2002 and 2001, respectively.

Property and Casualty

         RepWest’s premiums were $39.7 million and $66.1 million for the quarters ended June 30, 2002 and 2001, respectively. General agency premiums were $14.0 million and $33.2 million for the quarters ended June 30, 2002 and 2001, respectively. The decrease from 2001 to 2002 was the result of the cancellation of RepWest’s direct Non-Standard Auto and Homeowners business, as well as additional quota share reinsurance on transportation business. Assumed treaty reinsurance premium was $11.1 millions and $15.9 million for the quarters ended June 30, 2002 and 2001, respectively. Rental industry premiums were $9.5 million and $9.3 million for the quarters ended June 30, 2002 and 2001, respectively.

         Net investment income was $7.7 million and $7.4 million for the quarters ended June 30, 2002 and 2001, respectively.

         Benefits and losses incurred were $34.3 million and $62.4 million for the quarters ended June 30, 2002 and 2001, respectively. This decrease is attributable to lowered premium writings resulting in less exposure primarily in the non-standard auto and home lines.

         The amortization of deferred acquisition costs (DAC) was $6.2 million and $6.6 million for the quarters ended June 30, 2002 and 2001, respectively.

         Operating expenses were $6.6 million and $17.9 million for the quarters ended June 30, 2002 and 2001, respectively. The decrease is a result of decreased commissions on decreased premium writings as well as decreased general and administrative expenses.

         Operating profit / (loss) before intercompany elimination was $0.3 million and $(13.3) million for the quarters ended June 30, 2002 and 2001, respectively. The increase is the result of decreased benefits and losses resulting from the cancellation of unprofitable lines of business, and decreases in general and administrative expense.

Life Insurance

         Net premiums were $41.0 million and $37.9 million for the quarters ended June 30, 2002 and 2001, respectively. Oxford increased Medicare supplement premiums by $4.0 million through direct writings and rate management activity. Credit insurance premiums decreased $0.4 million for the quarter from the previous year. Other business segments had premium decreases totaling $0.5 million. Oxford experienced a ratings decline that will result in a reduction in annuity sales going forward.

         Net investment income before intercompany eliminations decreased to $2.4 million from $7.0 million primarily due to the write-downs of bonds in the investment portfolio whose decline in value is deemed to be other than a temporary decline in value.

         Benefits incurred were $29.7 million and $27.0 million for the quarters ended June 30, 2002 and 2001, respectively. Medicare supplement incurred benefits increased $2.9 million from a larger population. Credit life and disability benefits increased $0.7 million due to increased frequency. Other business segments had benefits decreases totaling $0.9 million.

         Amortization of deferred acquisition costs (DAC) and the value of business acquired (VOBA) was $5.1 million and $4.5 million for the quarters ended June 30, 2002 and 2001, respectively. The increase is from the Medicare supplement and annuity segments.

         Operating expenses were $11.5 million and $12.2 million for the quarters ended June 30, 2002 and 2001, respectively. Commissions have decreased $0.5 million from 2001 primarily due to the decreases in credit and major medical lines. General and administrative expenses net of fees collected decreased $0.2 million.

         Operating profit/(loss) before intercompany eliminations was $(2.9) million and $1.2 million for the quarters ended June 30, 2002 and 2001, respectively. The decrease from 2001 is due to the write-downs of bonds whose decline in value is deemed other than temporary.

CONSOLIDATED GROUP

Interest Expense

         Interest expense was $54.9 million and $52.5 million for the six months ended September 30, 2002 and 2001, respectively. The increase can be attributed to a higher debt level outstanding for SAC Holdings due to the acquisition of additional storage properties.

         Interest expense of SAC Holdings on third party debt was $22.8 million and $16.3 million for the six months ended September 30, 2002 and 2001, respectively. AMERCO’s interest expense on third party debt was $32.1 and $40.9 million for the six months ended September 30, 2001 and 2002, respectively.

Earnings

         As a result of the foregoing, pretax earnings were $126.2 million and $90.9 million for the six months ended September 30, 2002 and 2001, respectively. After providing for income taxes, net earnings were $81.1 million and $56.6 million for the six months ended September 30, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

U-HAUL Moving and Storage Operations

         Cash provided by operating activities was $60.6 million and $41.0 million for the quarters ended September 30, 2002 and 2001, respectively. The increase resulted primarily from more profitable operations.

SAC Moving and Storage Operations

         SAC Holdings’ operations are funded by various mortgage loans and unsecured notes, with interest rates ranging from 7.5% to 13.0%. SAC does not utilize revolving lines of credit to finance its operations or acquisitions. Certain of SAC’s agreements contain restrictive covenants including coverage ratios and restrictions on incurring additional subsidiary indebtedness. At September 30, 2002, SAC Holdings was in compliance with all of these covenants.

Property and Casualty

         Cash used by operating activities was $49.9 million and $21.4 million for the six months ended June 30, 2002 and 2001, respectively. This change resulted from decreased unearned premiums, a decrease in the change in premiums receivable from period to period, along with an increase in due from affiliates.

         RepWest’s cash and cash equivalents and short-term investment portfolio was $6.8 million and $8.9 million at June 30, 2002 and 2001, respectively.

         RepWest maintains a diversified securities investment portfolio, primarily in bonds, at varying maturity levels with 86.0% of the fixed-income securities consisting of investment grade securities. The maturity distribution is designed to provide sufficient liquidity to meet future cash needs. Current liquidity remains stable with current invested assets equal to 70.6% of total liabilities.

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

         Cash provided/(used) by operating activities was $(28.7) million and 2.0 million for the six months ended June 30, 2002 and 2001, respectively. The decrease in cash flows from operating activities in 2002 relates to $9.5 million of federal income taxes paid, $8.1 million increase in receivables for securities pending settlement, $7.1 million of reinsurance receivables paid, and paid loss experience. Cash flows provided by financing activities were $37.8 million and $9.1 million for the six months ended June 30, 2002 and 2001, respectively. Cash flows from deferred annuity sales increase investment contract deposits, which are a component of financing activities. The increase from 2001 is due to increased annuity deposits and reduced annuity withdrawals

         In addition to cash flows from operating and financing activities, a substantial amount of liquid funds is available through Oxford’s short-term portfolio. At June 30, 2002 and 2001, short-term investments were $58.6 million and $53.9 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

         See the discussion of the Kocher case contained in Part II, Item I “Legal Proceedings.”

Consolidated group

         On October 15, 2002 the Company failed to make a $100 million principal payment and a $3.6 million interest payment due to the Series 1997-C Bond Backed Asset Trust (“BBAT”) holders. On that date, the Company also failed to pay a $26.5 million obligation, in the aggregate to Citibank and Bank of America in connection with the BBAT’s. This expense will be recognized in the third quarter.

         As a result of the foregoing, the Company is in default with respect to its other credit arrangements that contain cross-default provisions, including its 3-Year Credit Agreement dated June 28, 2002 (the “Revolver”) in the amount of $205.0 million. In addition to the cross-default under the Revolver, the Company is also in default under that agreement as a result of the Company’s failure to obtain incremental net cash proceeds and/or availability from additional financings in the aggregate amount of at least $150 million prior to October 15, 2002. The obligations of the Company currently in default (either directly or as a result of a cross-default) are approximately $1,175.4 million. In addition, the Company may be required to pay interest at default interest rates, which would increase interest expense going forward.

         The Company has retained the financial restructuring firm Crossroads, LLC to assist with the negotiation of standstill agreements with holders of directly defaulted obligations and waivers from our lenders holding cross-default obligations. This will allow us to pursue financing alternatives and asset sales that will enable us to repay the above-referred amounts that are in direct default, meet fiscal 2004 maturities and restructure our balance sheet.

         Although we are optimistic that we will successfully restructure our balance sheet and repay our obligations, there can be no assurance that we will be able to complete the asset sales, obtain financing on acceptable terms or secure the standstills and waivers necessary to do so.

         Cash provided by operating activities was $111.4 million and $43.9 million for the six months ended September 30, 2002 and 2001, respectively. The increase resulted primarily from a decrease in notes and mortgage receivable partially offset by decreases in the accounts payable and intercompany payable balances along with increased earnings.

         At September 30, 2002, total outstanding notes and mortgages payable for AMERCO and wholly owned subsidiaries was $908.5 million compared to $1,045.8 million at March 31, 2002. At September 30, 2002, total outstanding notes and mortgages payable for SAC Holdings and consolidated subsidiaries was $967.0 million compared to $957.8 million at March 31, 2002. SAC Holdings’ securitized loan agreements have no guarantees, or triggers that could create a guarantee, from AMERCO. There are no cross default provisions on indebtedness between AMERCO and SAC Holdings.

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

         Due to the defaults that exist with respect to certain obligations of the Company we suspended the dividend payment to the holders of our Series A 8 1/2% preferred stock that is due December 1, 2002.

Credit Agreements

         Our operations are funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes, revolving lines of credit with banks and operating leases. The operating leases are primarily used to finance the Company’s fleet of trucks and trailers. As of September 30, 2002, we had $908.5 million in total notes and loans payable outstanding.

         On June 28, 2002, AMERCO entered into an agreement replacing an existing five year $400.0 million revolving credit agreement with a three-year $205.0 million revolving credit facility.

         Certain of our credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, making third party guarantees, entering into contingent obligations, maintaining certain financial ratios, placing certain additional liens on our properties and assets, and restricting the issuance of certain types of preferred stock. Although AMERCO was in compliance with these covenants at September 30, 2002, we were in default as of October 15, 2002 as a result of our failure to make the principal payment due to the BBAT holders and a covenant contained in the Credit Agreement that required the completion of a $150 million financing. For additional discussion regarding these defaults, see Part II, Item III “Defaults Upon Senior Securities.”

         Reference is made to Note 5 of Notes to Consolidated Financial Statements in AMERCO’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002 for additional information about our credit agreements.

Disclosures about Contractual Obligations and Commercial Commitments

	Payments due by Period (as of September 30, 2002)

		Prior to	10-01-03	10-01-05	October 1, 2007
Financial Obligations	Total	09-30-03	09-30-05	09-30-07	and thereafter

AMERCO’s notes and loans Payable	$908,509	$276,981	$224,864	$237,072	$169,592

AMERCO’s truck and trailer Lease obligations	491,503	91,597	221,177	138,903	39,826

SAC Holdings’ financed lease obligations	117,000	46,800	70,200	—	—

SAC Holdings’ notes and loans payable	850,137	7,174	14,273	14,971	813,719

Elimination of SAC Holdings’ Obligations to AMERCO	(387,652)	—	—	—	(387,652)

Total Contractual Obligations	$1,979,497	$422,552	$530,514	$390,946	$635,485

The above disclosure is as of September 30, 2002. As discussed above and in Part II, Item III “Defaults Upon Senior Securities”, on October 15, 2002 we defaulted on our BBATs and related obligations. This default triggered cross-default provisions in most of AMERCO’s other debt agreements. As a result, approximately $1,175.4 million of AMERCO’s contractual obligations and commercial commitments listed below are classified as current.

Bank of Montreal synthetic lease	$149.0

Citibank synthetic lease	101.7

3yr Credit Agreement	205.0

Royal Bank of Canada lease	3.0

Amerco Real Estate Notes	100.0

’03 Notes	175.0

’05 Notes	200.0

Medium Term Notes	109.5

BBAT	100.0

Bank of America Obligation (BBAT)	11.3

Citicorp Obligation (BBAT)	15.3

Bank of America Swap	2.1

JP Morgan Swap	3.5

$1,175.4

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosure About Market Risk, in AMERCO’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

         We maintain disclosure controls procedures, which are designed to ensure that material information related to AMERCO and its subsidiaries and SAC Holdings and their subsidiaries, is disclosed in our public filings on a regular basis. In response to recent legislation and proposed regulations, we reviewed our internal control structure and our disclosure controls and procedures. We believe our pre-existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations.

         Within 90 days prior to filing this report, members of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by management of the Company on a timely basis and to ensure that the quality and timeliness of the Company’s public disclosures complies with its SEC disclosure obligations.

Changes in Controls and Procedures

         There were significant changes in the Company’s internal controls and other factors that could significantly affect these internal controls after the date of our most recent evaluation. They include, but are not limited to, the following:

a.	We limited access to the general ledger (posting ability) to specifically identified individuals;

b.	We require documentation for all journal postings;

c.	We have hired a system administrator to document and map all accounting imports and exports to the various subledgers maintained throughout the organization.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On July 20, 2000, Charles Kocher (“Kocher”) filed suit in Wetzel County, West Virgina, Civil Action No. 00-C-51-K, entitled Charles Kocher v. Oxford Life Insurance Co. (“Oxford”) seeking compensatory and punitive damages for breach of contract, bad faith and unfair claims settlement practices arising from an alleged failure of Oxford to properly and timely pay a claim under a disability and dismemberment policy aquired in conjunction with the purchase of a $7,800 used pick-up truck. On March 22, 2002, the jury returned a verdict of $5 million in compensatory damages and $34 million in punitive damages. On November 5, 2002, the trial court entered an Order (“Order”) affirming the $39 million jury verdit and denying Oxford’s Motion for New Trial Or, in The Alternative, Remittitur. Oxford is in the process of perfecting its appeal to the West Virginia Supreme Court. Management does not believe that the Order is sustainable and expects the Order to be overturned by the West Virginia Supreme Court, in part because the jury award has no reasonable nexus to the actual harm suffered by Kocher.

         On September 24, 2002, Paul F.Shoen filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Paul F. Shoen vs. SAC Holding Corporation et al, CV02-05602, seeking damages and equitable relief on behalf of AMERCO from SAC Holdings and certain current and former members of the AMERCO Board of Directors, including Edward J. Shoen, Mark V. Shoen and James P. Shoen as defendants. AMERCO is named a nominal defendant for purposes of the derivative action. The complaint alleges breach of fiduciary duty, self-dealing, usurpation of corporate opportunities, wrongful interference with prospective economic advantage and unjust enrichment and seeks the unwinding of sales of self-storage properties by subsidiaries of AMERCO to SAC Holdings over the last several years. The complaint seeks a declaration that such transfers are void as well as unspecified damages. On October 28, 2002, AMERCO, the Shoen directors, the non-Shoen directors and SAC Holdings filed Motions to Dismiss the complaint. On November 12, 2002 the plaintiff responded to the Motions to Dismiss. The reply in support of the Motion to Dismiss is due on November 25, 2002. Oral argument has not yet been set for these motions. In addition, on October 28, 2002, Ron Belec filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Ron Belec vs. William E. Carty, et al, CV 02-06331. This derivative suit is substantially similar to the Paul F. Shoen derivative action. The defendants’ responsive pleading is due on December 13, 2002. AMERCO believes that the allegations contained in both complaints are baseless and without merit and AMERCO will aggressively and vigorously respond to these claims. However, as with any litigation, no assurances can be given as to the outcome.

         We are currently under IRS examination for the years 1996-1997. The IRS has proposed adjustments to our 1997 and 1996 tax returns in the amount of $233.1 million and $99.0 million, respectively. Nearly all of the adjustments relate to denials of deductions that we took for costs incurred in resolution of prior litigation with certain members of the Shoen family and their corporations. We believe these income tax deductions are appropriate and we are vigorously contesting the IRS adjustments. We estimate that if we are unsuccessful in our challenge in all respects, based on our current tax position, we could incur tax exposure totaling approximately $76.1 million plus interest.

PART II. OTHER INFORMATION, continued

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         (a)  On October 15, 2002, the Company failed to make a $100 million principal payment and a $3.6 million interest payment due to the Series 1997-C Bond Backed Asset Trust. On that date, the Company also failed to pay $26.5 million in the aggregate to Citibank and Bank of America in connection with the the early extinguishment of the Series 1997-C bonds. As a result of the foregoing, the Company is in default with respect to its other credit arrangements which contain cross-default provisions, including its 3-Year Credit Agreement dated June 28, 2002 (the “Credit Agreement”). In addition to the cross-default under the Credit Agreement, the Company is also in default under that agreement as a result of its failure to obtain incremental net cash proceeds and/or availability from additional financings in an aggregate amount of at least $150.0 million prior to October 15, 2002. The total amount of indebtedness currently in default (either directly or as a result of a cross-default) is approximately $1,175.4 million.

         (b)  On November 5, 2002, the Company announced that it has suspended the December 1, 2002 dividend payment to holders of its Series A 8.5% Preferred Stock. The dividend amount is $3.5 million.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 2002 Annual Meeting of Stockholders was held on August 30,2002.

         At the 2002 Annual meeting of Stockholders William E. Carty and Charles J. Bayer were elected to serve until the 2006 Annual Meeting of Stockholders. M. Frank Lyons was elected to serve until the 2004 Annual Meeting of Stockholders. John P. Brogan and James J. Grogan continue as directors with terms that expire at the 2003 Annual Meeting of Stockholders; Edward J. Shoen continues as a director with a term that expires at the 2004 Annual Meeting of Stockholders; and John M. Dodds and James P. Shoen continue as directors with terms that expire at the 2005 Annual Meeting of Stockholders.

         The following table sets forth the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes with respect to each matter voted on at the 2002 Annual Meeting of Stockholders.

Matters
Submitted	Votes Cast	Votes Cast	Votes		Broker
To a Vote	For	Against	Withheld	Abstentions	Non-Votes

Election of directors

William E. Carty	18,870,928	42,489	792,384	3,262	—

Charles J. Bayer	18,870,291	41,358	791,412	6,003	—

M. Frank Lyons	18,862,109	42,114	788,438	16,402	—

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation (1)

3.2	Restated By-Laws of AMERCO as of August 27, 1997 (2) Certificate of Edward J. Shoen, President of AMERCO pursuant

10.10A	Addendum to Promissory Note between SAC Holding Corporation and a subsidiary of AMERCO

10.11A	Amendment and Addendum to Promissory Note between Four SAC Self-Storage Corporation and Nationwide Commercial Co.

10.35	Management Agreement between Eighteen Self-Storage Corporation and U-Haul

10.36	Management Agreement between Nineteen SAC Self-Storage Limited Partnership and U-Haul

10.37	Management Agreement between Twenty SAC Self-Storage Corporation and U-Haul

10.38	Management Agreement between Twenty-One SAC Self-Storage Corporation and U-Haul

10.39	Management Agreement between Twenty-Two SAC Self-Storage Corporation and U-Haul

10.40	Management Agreement between Twenty-Three SAC Self-Storage Corporation and U-Haul

10.41	Management Agreement between Twenty-Four SAC Self Storage Limited Partnership and U-Haul

10.42	Management Agreement between Twenty-Five SAC Self-Storage Limited Partnership and U-Haul

10.43	Management Agreement between Twenty-Six SAC Self-Storage Limited Partnership and U-Haul

10.44	Management Agreement between Twenty-Seven SAC Self-Storage Limited Partnership and U-Haul

10.45	3-Year Credit Agreement with certain lenders named therein

10.46	Promissory Note between Four SAC Self-Storage Corporation and U-Haul International, Inc.

10.46A	Amendment and Addendum to Promissory Note between Four SAC Self-Storage Corporation and U-Haul International, Inc.

10.47	Promissory Note between SAC Holding Corporation and Nationwide Commercial Co.

10.48	Promissory Note between SAC Holding Corporation and Nationwide Commercial Co.

10.48A	Amendment and Addendum to Promissory Note between SAC Holding Corporation and Nationwide Commercial Co.

10.49	Promissory Note between Five SAC Self-Storage Corporation and Nationwide Commercial Co.

10.50	Promissory Note between Five SAC Self-Storage Corporation and Nationwide Commercial Co.

10.50A	Amendment and Addendum to Promissory Note between Five SAC Self- Storage Corporation and Nationwide Commercial Co.

10.51	Promissory Note between Five SAC Self-Storage Corporation and U-Haul International, Inc.

10.52	Promissory Note between SAC Holding Corporation and Oxford Life Insurance Company

10.53	Promissory Note between SAC Holding Corporation and Nationwide Commercial Company

10.53A	Amendment and Addendum to Promissory Note between SAC Holding Corporation and Nationwide Commercial Co.

10.54	Promissory Note between SAC Holding Corporation and U-Haul International, Inc.

10.54A	Amendment and Addendum to Promissory Note between SAC Holding Corporation and U-Haul International, Inc.

10.55	Promissory Note between SAC Holding Corporation and U-Haul International, Inc.

10.55A	Amendment and Addendum to Promissory Note between SAC Holding Corporation and U-Haul International, Inc.

10.56	Promissory Note between SAC Holding Corporation and U-Haul International, Inc.

10.56A	Amendment and Addendum to Promissory Note between SAC Holding Corporation and U-Haul International, Inc.

10.57	Promissory Note between SAC Holding Corporation and Nationwide Commercial Co.

10.57A	Amendment and Addendum to Promissory Note between SAC Holding Corporation and Nationwide Commercial Co.

10.58	Promissory Note between SAC Holding Corporation and Nationwide Commercial Co.

10.58A	Amendment and Addendum to Promissory Note between SAC Holding Corporation and Nationwide Commercial Co.

10.59	Promissory Note between SAC Holding Corporation and Nationwide Commercial Co.

10.60	Junior Promissory Note between SAC Holding Corporation and Nationwide Commercial Co.

10.61	Promissory Note between SAC Holding Corporation and U-Haul International, Inc.

10.62	Promissory Note between SAC Holding Corporation and U-Haul International, Inc.

10.63	Promissory Note between SAC Financial Corporation and U-Haul International, Inc.

99.1	Certificate of Edward J. Shoen, President of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certificate of Gary B. Horton, Treasurer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certificate of Edward J. Shoen, President of U-Haul International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4	Certificate of Gary B. Horton, Assistant Treasurer of U-HAUL, International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

         On September 27, 2002 and September 30, 2002, the Company filed reports on Form 8-K relating to the proposed offering of its Senior Notes due 2009. On October 16, 2002 and October 18, 2002, the Company filed reports on Form 8-K to disclose the Company’s retention of a financial advisor to assist it in restructuring certain of its debt.

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

AMERCO

(Registrant)

Dated: November 18, 2002	By: /S/ GARY B. HORTON

Gary B. Horton, Treasurer

(Principal Financial Officer)

Certification of CFO Pursuant to
Securities Exchange Acts Rules 13a-14 and 15d-14
As Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

CERTIFICATION OF THE TREASURER OF AMERCO

I, Gary B. Horton, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of AMERCO;

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002

/s/ Gary B. Horton

Gary B. Horton

Treasurer of AMERCO

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U-Haul International, Inc.

(Registrant)

Dated: November 18, 2002	By: /S/ GARY B. HORTON

Gary B. Horton, Assistant Treasurer

(Principal Financial Officer)

Certification of CFO Pursuant to
Securities Exchange Acts Rules 13a-14 and 15d-14
As Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

CERTIFICATION OF THE ASSISTANT TREASURER OF U-HAUL INTERNATIONAL, INC.

I, Gary B. Horton, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of U-Haul International, Inc.;

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002

/s/ Gary B. Horton

Gary B. Horton

Assistant Treasurer of U-Haul International, Inc.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERCO

(Registrant)

Dated: November 18, 2002	/s/ Edward J. Shoen

Edward J. Shoen

Chairman of the Board and President

Certification of CEO Pursuant to
Securities Exchange Acts Rules 13a-14 and 15d-14
As Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

CERTIFICATIONS

CERTIFICATION OF THE PRESIDENT OF AMERCO

I, Edward J. Shoen, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of AMERCO;

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002

/s/ Edward J. Shoen

Edward J. Shoen

President of AMERCO

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U-Haul International, Inc

(Registrant)

Dated: November 18, 2002

/s/ Edward J. Shoen

Edward J. Shoen

Chairman of the Board and President

Certification of CEO Pursuant to
Securities Exchange Acts Rules 13a-14 and 15d-14
As Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

CERTIFICATION OF THE PRESIDENT OF U-HAUL INTERNATIONAL, INC.

I, Edward J. Shoen, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of U-Haul International, Inc.;

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002

/s/ Edward J. Shoen

Edward J. Shoen

President of U-Haul International, Inc.

INDEX OF EXHIBITS

Exhibit No.	Description

3.1	Restated Articles of Incorporation (1)

3.2	Restated By-Laws of AMERCO as of August 27, 1997 (2)

10.10A	Addendum to Promissory Note between SAC Holding Corporation and a subsidiary of AMERCO

10.11A	Amendment and Addendum to Promissory Note between Four SAC Self-Storage Corporation and Nationwide Commercial Co.

10.35	Management Agreement between Eighteen Self-Storage Corporation and U-Haul

10.36	Management Agreement between Nineteen SAC Self-Storage Limited Partnership and U-Haul

10.37	Management Agreement between Twenty SAC Self-Storage Corporation and U-Haul

10.38	Management Agreement between Twenty-One SAC Self-Storage Corporation and U-Haul

10.39	Management Agreement between Twenty-Two SAC Self-Storage Corporation and U-Haul

10.40	Management Agreement between Twenty-Three SAC Self-Storage Corporation and U-Haul

10.41	Management Agreement between Twenty-Four SAC Self Storage Limited Partnership and U-Haul

10.42	Management Agreement between Twenty-Five SAC Self-Storage Limited Partnership and U-Haul

10.43	Management Agreement between Twenty-Six SAC Self-Storage Limited Partnership and U-Haul

10.44	Management Agreement between Twenty-Seven SAC Self-Storage Limited Partnership and U-Haul

10.45	3-Year Credit Agreement with certain lenders named therein

10.46	Promissory Note between Four SAC Self-Storage Corporation and U-Haul International, Inc.

10.46A	Amendment and Addendum to Promissory Note between Four SAC Self-Storage Corporation and U-Haul International, Inc.

10.47	Promissory Note between SAC Holding Corporation and Nationwide Commercial Co.

10.48	Promissory Note between SAC Holding Corporation and Nationwide Commercial Co.

10.48A	Amendment and Addendum to Promissory Note between SAC Holding Corporation and Nationwide Commercial Co.

10.49	Promissory Note between Five SAC Self-Storage Corporation and Nationwide Commercial Co.

10.50	Promissory Note between Five SAC Self-Storage Corporation and Nationwide Commercial Co.

10.50A	Amendment and Addendum to Promissory Note between Five SAC Self-Storage Corporation and Nationwide Commercial Co.

10.51	Promissory Note between Five SAC Self-Storage Corporation and U-Haul International, Inc.

10.52	Promissory Note between SAC Holding Corporation and Oxford Life Insurance Company

10.53	Promissory Note between SAC Holding Corporation and Nationwide Commercial Company

10.53A	Amendment and Addendum to Promissory Note between SAC Holding Corporation and Nationwide Commercial Co.

10.54	Promissory Note between SAC Holding Corporation and U-Haul International, Inc.

10.54A	Amendment and Addendum to Promissory Note between SAC Holding Corporation and U-Haul International, Inc.

10.55	Promissory Note between SAC Holding Corporation and U-Haul International, Inc.

10.55A	Amendment and Addendum to Promissory Note between SAC Holding Corporation and U-Haul International, Inc.

10.56	Promissory Note between SAC Holding Corporation and U-Haul International, Inc.

10.56A	Amendment and Addendum to Promissory Note between SAC Holding Corporation and U-Haul International, Inc.

10.57	Promissory Note between SAC Holding Corporation and Nationwide Commercial Co.

10.57A	Amendment and Addendum to Promissory Note between SAC Holding Corporation and Nationwide Commercial Co.

10.58	Promissory Note between SAC Holding Corporation and Nationwide Commercial Co.

10.58A	Amendment and Addendum to Promissory Note between SAC Holding Corporation and Nationwide Commercial Co.

10.59	Promissory Note between SAC Holding Corporation and Nationwide Commercial Co.

10.60	Junior Promissory Note between SAC Holding Corporation and Nationwide Commercial Co.

10.61	Promissory Note between SAC Holding Corporation and U-Haul International, Inc.

10.62	Promissory Note between SAC Holding Corporation and U-Haul International, Inc.

10.63	Promissory Note between SAC Financial Corporation and U-Haul International, Inc.

99.1	Certificate of Edward J. Shoen, President of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certificate of Gary B. Horton, Treasurer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certificate of Edward J. Shoen, President of U-Haul International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4	Certificate of Gary B. Horton, Assitant Treasurer of U-Haul International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, file no. 1-11255.

(2)	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, file no. 1-11255.