Form 10-K/A
period 2002-03-31
AMERCO /NV/; U HAUL INTERNATIONAL INC
filed 2003-01-10
CIK 4457, 4458

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
FORM 10-K/A (Amendment No. 2) - Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


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


                       EXPLANATORY NOTE AND RECENT EVENTS



     This Amendment No. 2 to Form 10-K ("Amendment No. 2") is being filed for the purpose of modifying certain disclosures in the Annual Report on Form 10-K for the registrants' fiscal year ended March 31, 2002 originally filed on July 17, 2002 (the "Original Filing") as amended by Amendment No. 1 to Form 10-K filed on September 26, 2002.



     On October 15, 2002, AMERCO failed to make a $100 million principal payment due to the Series 1997-C Bond Backed Asset Trust. On that date, AMERCO also failed to pay a $26.5 million obligation to Citibank and Bank of America in connection with the BATs. As a result of the foregoing, AMERCO is in default with respect to its other credit arrangements that contain cross-default provisions, including its Revolver in the amount of $205 million. In addition to the cross-default under the Revolver, AMERCO is also in default under that agreement as a result of its failure to obtain incremental net cash proceeds and/or availability from additional financings in the aggregate amount of at least $150 million prior to October 15, 2002. In addition, Amerco Real Estate Company has defaulted on a $100 million loan by failing to grant mortgages required by the loan agreement in a timely manner. The obligations of AMERCO currently in default (either directly or as a result of a cross-default) are approximately $1,175.4 million. On November 5, 2002, AMERCO announced that it would not make the dividend payment to Series A preferred stockholders, due December 1, 2002. Reference is made to notes 1 (Going Concern Basis) and 22 to the Consolidated Financial Statements.




     The Report of Independent Accountants included herein includes a going concern explanatory paragraph. Such explanatory paragraph expresses substantial doubt about the Company's ability to continue as a going concern.





     In addition, the segment data appearing in Note 21 to the Consolidated Financial Statements, has been expanded to segregate the moving and storage operations of U-Haul from those of SAC Holdings and the Statement of Cash Flows, as previously presented in the Form 10-K/A Amendment No. 1 filed on September 26, 2002, has been restated to reflect the elimination of activity between AMERCO and SAC Holding for the years ended March 31, 2002, 2001, and 2000. Reference is made to note 1 (Restatements) to the Consolidated Financial Statements.



     Notwithstanding the foregoing, except with respect to Part III, Item 14 and notes 1 and 22 in the financial statements, this report continues to speak as of the date of the Original Filing, and we have not updated the disclosures in this report to speak as of a later date. All information contained in this report and the Original Filing is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.


     The Items of the Original Filing which are amended and restated herein are:


     Item 1 and Item 2 of Part I;



     Items 6 and 7 of Part II;


     Item 13 of Part III; and

     Item 14 of Part IV


In addition, the following new Item is being added to incorporate new disclosure requirements recently promulgated by the Securities and Exchange
Commission:



     Item 14 of Part III

PART I, ITEM 1, BUSINESS:

      A. AMERCO AND CONSOLIDATED SUBSIDIARIES, SAC HOLDING CORPORATION AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATION II
                         AND CONSOLIDATED SUBSIDIARIES


         This section is amended and restated in its entirety to modify and expand certain disclosures contained herein including the statement in the Original Filing that AMERCO has no (and has never had any) equity ownership in SAC Holdings or any of SAC Holdings' subsidiaries.


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


         Through 1,023 owned, managed or equity participating self-storage locations in the United States and Canada, U-Haul offers for rent more than 361,600 self-storage spaces at March 31, 2002. This is an increase of 1,955,688 square feet over the prior year. U-Haul's self-storage facility locations range in sizes up to 152,600 square feet of storage space, with individual storage units in sizes from 15 square feet to 400 square feet.


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










                               ITEM 2. PROPERTIES



     This section is amended and restated in its entirety to clarify that there is no debt held by the Company's subsidiaries which is secured by the properties of SAC Holdings.



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



     SAC Holdings own property, plant and equipment that are utilized in the rental of self-storage rooms and U-Haul equipment. Such facilities exist throughout the United States and Canada. Such facilities also secure various promissory notes held by unrelated third parties. There is no debt held by the Company which is secured by SAC Holdings' real estate. U-Haul manages the storage facilities under management agreements whereby the fees are consistent with fees received by U-Haul for other properties owned by unrelated parties and managed by U-Haul.

PART II, ITEM 6. SELECTED FINANCIAL DATA AS RESTATED
AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDINGS AND
CONSOLIDATED SUBSIDIARIES

     This Section is amended and restated in its entirety to include additional financial information.

                                                                               For the  Years Ended March 31,
                                                     -------------------------------------------------------------------------------
                                                         2002            2001       2000             1999(9)           1998(9)
                                                     -------------------------------------------------------------------------------
                                                                (in thousands, except share, per share data and ratios)
Summary of Operations:
Rental revenue and net sales                         $  1,566,838     1,497,774   1,410,121          1,299,956          1,225,196
Premiums, net investment and interest income              491,668       384,673     323,078            291,811            225,721
                                                     ----------------------------------------------------------------------------
                                                        2,058,506     1,882,447   1,733,199          1,591,767          1,450,917
                                                     ----------------------------------------------------------------------------
Operating expenses
  and cost of sales (4)                                 1,232,306     1,173,735   1,064,699          1,006,991            934,574
Benefits, losses and amortization of
  deferred acquisition costs                              430,196       319,312     244,579            208,281            189,770
Lease expense                                             175,501       173,077     130,951            118,742             89,879
Depreciation, net (3)                                     108,683       101,508      96,090             77,429             72,404
                                                     ----------------------------------------------------------------------------
                                                        1,946,686     1,767,632   1,536,319          1,411,443          1,286,627
                                                     ----------------------------------------------------------------------------
                                                          111,820       114,815     196,880            180,324            164,290
Interest expense                                          106,841       108,981      97,187             85,611             89,333
                                                     ----------------------------------------------------------------------------
Pretax earnings                                             4,979         5,834      99,693             94,713             74,957
Income tax expense                                         (2,258)       (2,701)    (36,175)           (35,542)           (26,550)
                                                     ----------------------------------------------------------------------------
Earnings from operations before
  extraordinary loss on early
  extinguishment of debt                                    2,721         3,133      63,518             59,171             48,407
Extraordinary loss on early
  extinguishment of debt, net                                  --        (2,121)       (334)                --            (13,672)
                                                     ----------------------------------------------------------------------------
(2)(5)(6)(7)(8)
Net earnings                                         $      2,721         1,012      63,184             59,171             34,735
                                                     ============================================================================
Earnings per common share (diluted):
  Earnings from operations before
    extraordinary loss on early
    extinguishment of debt (2)                      $      (0.49)        (0.46)       2.27               1.90               1.26
  Net earnings (2)(5)(6)(7)(8)                             (0.49)        (0.56)       2.25               1.90               0.64
Weighted average common shares
  outstanding (diluted)                                21,022,712    21,486,370  22,226,057         21,937,686         21,896,101
Cash dividends declared:
  Preferred stock                                    $     12,961        12,963      13,641             17,414             20,766
  Common stock                                                 --            --          --                 --                 --
Ratio of earnings to fixed charges (1)                       1.02          1.02        1.63               1.65               1.51

AMERCO AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDINGS AND
CONSOLIDATED SUBSIDIARIES



                                                                    For the  Years Ended March 31,
                                           ------------------------------------------------------------------------------
                                                      2002           2001          2000(9)      1999(9)      1998(9)
                                           ------------------------------------------------------------------------------
                                                        (in thousands, except share, per share data and ratios)
Balance Sheet Data:
Property, plant and
   equipment, net                          $1,914,903        1,898,627        1,704,483        1,532,239        1,424,042
Total assets                                3,773,455        3,638,439        3,291,292        3,142,609        2,992,261
AMERCO's notes and loans payable            1,045,802        1,170,041        1,137,840        1,114,748        1,025,323
SAC Holdings' notes and loans payable         557,761          373,326          230,776          115,609           76,934
Stockholders' equity (7)                      499,106          512,264          532,454          565,068          583,241
Other information:
EBITDA (10)(11)                               298,932          279,550          340,872          299,723          278,997
Cash flows from operating activities           71,016          144,406          137,391          187,552          192,670
Cash flows from investing activities         (170,612)        (290,208)        (205,504)        (211,590)        (171,676)
Cash flows from financing activities           94,459          150,145           72,043           36,937          (31,140)


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


(3) Reflects the change in estimated residual values during the year ended March 31, 1998 and the change in salvage value and estimated useful lives during the fiscal year ended March 31, 2002. The net effect of these changes was to increase net earnings for the fiscal year 2002 by $3.1 million or $0.15 per share.


(4) Reflects the adoption of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" during the year ended March 31, 1998.

(5) Reflects the early extinguishment of debt with notional amounts totaling $76.0 million and $255.0 million during fiscal year 1998.

(6) Reflects the early extinguishment of Medium-Term Notes and Bond Backed Asset Trust certificates with notional amounts totaling $50.0 million and $100.0 million, respectively, during fiscal year 2000.

(7) Reflects the redemption of $25 million, $50 million and $25 million of Series B Preferred Stock in fiscal years 2000, 1999 and 1998, respectively.

(8) Reflects the early extinguishment of Medium-Term Notes and Bond Backed Asset Trust certificates with notional amounts totaling $25.0 million and $100.0 million, respectively, during fiscal year 2001.

(9) The accounts of AMERCO and SAC Holdings are presented as consolidated due to a revised interpretation of EITF 90-15 during fiscal year 2002. The balance sheet at March 31, 2000, and the income statement and cash flow statement for the two years ended March 31, 1999 were restated to conform with the current year's presentation, but were not audited. The amounts include the audited AMERCO information as well as unaudited SAC Holdings information. Such unaudited SAC Holdings information was not material to the financial position or results of operations of the consolidated financial statements for such periods.


(10) EBITDA is defined as pretax earnings before interest expense, depreciation and amortization, and non-recurring charges and non-cash charges. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an indicator of operating performance or an alternative to cash flow as a measure of liquidity, it is included herein to provide additional information with respect to our ability to meet our future debt service, capital expenditure and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other companies.




(11) The lease expense for each of the respective periods is set forth in the table below. Lease expense represents an operating cash expense similar to salaries, fuel, maintenance and repairs:



                         For the Years Ended March 31,
------------------------------------------------------------------------------
  2002             2001             2000             1999              1998
------------------------------------------------------------------------------
                                 (in thousands)

175,501          173,077           130,951          118,742            89,879


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         This Section is amended and restated in its entirety to modify and expand certain disclosures contained herein including the reasons for the SAC Holdings consolidation, the statement in the Original Filing that AMERCO has no (and has never had any) equity ownership in SAC Holdings or any of SAC Holdings' subsidiaries and to clarify our potential tax liability under the heading "IRS Examination." For an update of recent events, including defaults of our credit and financing arrangements, see "Explanatory Note and Recent Events" and notes
1 (Going Concern Basis) and 22 to the Consolidated Financial Statements.


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


         The accounts of AMERCO and SAC Holdings are consolidated due to SAC Holdings' majority owner not qualifying as an independent third party to AMERCO and not maintaining a substantive residual equity capital investment, exclusive of unrealized appreciation of real estate held by SAC Holdings subsidiaries, in SAC Holdings during the entire holding period.

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
                           ==================================================


         In February 1997, AMERCO, through its insurance subsidiaries, invested in the equity of Private Mini Storage Realty, L.P., a Texas based self-storage operator. During 1997, Private Mini secured a line of credit in the amount of $225,000,000 with a financing institution, which was subsequently reduced in accordance with its terms to $125,000,000 in December 2001. Under the terms of this credit facility AMERCO entered into a support party agreement with Private Mini whereby upon default or noncompliance with debt covenants by Private Mini, AMERCO assumes responsibility in fulfilling all obligations related to this credit facility. At March 31, 2002, there was no default or non-compliance under the terms of the credit facility.



         AMERCO uses certain equipment and occupies certain facilities under operating lease commitments with terms expiring through 2079. AMERCO has guaranteed $203,013,000 of residual values at March 31, 2002, for these assets at the end of the respective lease terms.


LIQUIDITY AND CAPITAL RESOURCES


         For an update of recent events, including defaults of our credit and financing arrangements, see "Explanatory Note and Recent Events" and notes 1 (Going Concern Basis) and 22 to the Consolidated Financial Statements.


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

         Real Estate has sold storage properties, from time to time, to SAC Holdings. These sales have in the past provided significant cash flows to AMERCO. The ability of Real Estate to engage in similar transactions in the future is dependent to a large degree on the ability of SAC Holdings to obtain third-party financing for its acquisitions of properties from Real Estate and in general, its willingness to engage in such transactions. Also, Real Estate continues to sell surplus properties to third parties primarily for cash.

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

CREDIT AGREEMENTS


         Reference is made to Notes 1 (Going Concern Basis) and 22 to the Consolidated Financial Statements regarding subsequent defaults of our credit and financing arrangements.


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




         On June 28, 2002, AMERCO entered into an agreement replacing an existing five year $400.0 million revolving credit agreement with a three-year $205.0 million revolving credit facility. The agreement, as amended, requires that the Company obtain incremental net cash proceeds and/or availability from additional financings in an aggregate amount of at least $150.0 million prior to October 15, 2002. Such proceeds or availability may be in the form of structured asset sales, additional loan agreements (including increases in commitments under the revolving credit facility), issuances of bonds or other financings. The failure to obtain such proceeds by such date would result in a default under the revolving credit agreement, and could result in the Company being unable to repay $100.0 million due to the Series 1997-C Bond Backed Asset Trust on that date.

SAC HOLDINGS
         SAC Holdings intends to meet its current debt obligations through cash flows, generated from its operating activities. SAC Holdings intends to continue to purchase storage properties during the next year using financing arrangements.

         Reference is made to Note 5 of Notes to Consolidated Financial Statements.


CONSOLIDATED FINANCIAL ASSETS AND LIABILITIES



         On a consolidated basis, at March 31, 2002, AMERCO consolidated notes and loans payable due in less than one year total $378.0 million and its accounts payable and accrued expenses total $149.3 million. AMERCO consolidated financial assets (cash, receivables, inventories, and short term investments) at March 31, 2002 were $1,649.4 million.



AMERCO Moving and Storage Operations



         At March 31, 2002, AMERCO Moving and Storage notes and loans payable due in less than one year total $240.6 million and its accounts payable and accrued expenses total $217.8 million. AMERCO Moving and Storage financial assets (cash, receivables, inventories, and short term investments) at March 31, 2002 were $395.2 million. These assets, if converted to cash, are available to meet the financial obligations of AMERCO.



SAC Holdings Moving and Storage Operations



         At March 31, 2002, SAC Holdings notes and loans payable due in less than one year total $137.3 million and its accounts payable and accrued expenses total $54.9 million. SAC Holdings financial assets (cash, receivables, inventories, and short term investments) at March 31, 2002 were $34.3 million. Because AMERCO does not have any equity ownership in SAC Holdings (other than investments made by RepWest and Oxford in a SAC Holdings-controlled limited partnership which holds Canadian self-storage properties), these assets are not available to meet the obligations of AMERCO.



Real Estate Operations



         At March 31, 2002, Real Estate had no notes and loans payable due in less than one year and its accounts payable and accrued expenses total $7.8 million. Real Estate financial assets (cash, receivables, inventories, and short term investments) at March 31, 2002 were $100.8 million. These assets, if converted to cash, are available to meet the obligations of AMERCO.



Property and Casualty



         At December 31, 2001, Property and Casualty had no notes and loans due in less than one year and its accounts payable and accrued expenses were $0. Property and Casualty financial assets (cash, receivables, inventories, and short term investments) at December 31, 2001 were $694.6 million. Because of state insurance regulations that restrict the amount of dividends that can be paid to stockholders of insurance companies, these assets are generally not available to meet the obligations of AMERCO. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Insurance Operations."



Life Insurance



         At December 31, 2001, Life Insurance had no notes and loans payable due in less that one year and its accounts payable and accrued expenses total $7.9 million. Life Insurance financial assets (cash, receivables, inventories, and short term investments) at December 31, 2001 were $842.5 million. Because of state insurance regulations that restrict the amount of dividends that can be paid to stockholders of insurance companies, these assets are generally not available to meet the obligations of AMERCO. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Insurance Operations."



CONSOLIDATED NET CASH PROVIDED BY OPERATING ACTIVITIES

         Net cash provided by operating activities was $71.0 million, $144.4 million and $137.4 million in fiscal years 2002, 2001 and 2000, respectively. Details by material segment follows:


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

LIFE INSURANCE


         Cash provided (used) by operating activities was $(3.1) million, $3.9 million and $17.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. The decrease in cash flows from operating activities in 2000 relates to paid loss experience. Cash flows provided by financing activities were $58.1 million, $13.9 million and $4.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. Cash flows from deferred annuity sales increase investment contract deposits, which are a component of financing activities, as well as the purchase of fixed maturities, which is a component of investing activities. The increase in investment contract deposits in 2001 over 2000 is due to growth in new deposits offset by withdrawals and terminations of existing deposits.


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

     SAC HOLDINGS

         Cash provided (used) by operating activities was ($28.9) million, $1.8 million and $6.1 million in fiscal years 2002, 2001 and 2000, respectively.

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

INSURANCE OPERATIONS


         Applicable laws and regulations of the State of Arizona require RepWest and Oxford to maintain minimum capital determined in accordance with statutory accounting practices. Such amount is $1.0 million and $0.4 million, for RepWest and Oxford, respectively. In addition, the amount of dividends that can be paid to stockholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. Statutory surplus which can be distributed as dividends without regulatory approval is $15.2 million and $0.1 million for RepWest and Oxford, respectively at December 31, 2001. As a result of these restrictions, RepWest's and Oxford's financial assets are generally not available for use by AMERCO to satisfy its obligations. Oxford issued a surplus note to AMERCO on December 31, 1998 for $10.0 million. Approval by the Arizona Department of Insurance is required prior to payment of principal and interest.


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

     LIFE INSURANCE


         Benefits incurred were $120.4 million, $79.2 million and $59.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. The increase is primarily due to Medicare supplement benefits incurred, which accounts for $38.8 million and $55.5 million of benefit increases from 2000 and 1999, respectively. These increases are due to the acquisition of CFLIC and poor experience on legacy blocks. Legacy blocks refer to certain insurance products underwritten by Oxford prior to AMERCO's acquisition of Oxford which are still in force but are no longer actively marketed. Credit insurance benefits increased $0.8 million and $2.9 million from 2000 and 1999, respectively, due to increased mortality and morbidity experience. Benefits from other health lines increased $3.1 million and $5.6 million from 2000 and 1999, respectively, as retained volume increased and loss experience worsened. These lines have been terminated. Annuity and life benefits decreased $1.5 million and $2.6 million from 2000 and 1999, respectively, due to fluctuations in life insurance production and annuitizations of annuity contracts.


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

CONSOLIDATED LEASE EXPENSE

         Lease expense was $175.5 million, $173.1 million and $131.0 million in fiscal years 2002, 2001 and 2000, respectively. Details by material segment follow:

     AMERCO'S MOVING AND STORAGE OPERATIONS

         Lease expense before intercompany elimination was $170.8 million, $166.2 million and $132.4 million in fiscal years 2002, 2001 and 2000, respectively. The increase in 2002 is due to property leases, with a decrease in rental equipment lease expense.

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

CONSOLIDATED DEPRECIATION EXPENSE, NET

         Depreciation expense, net was $108.7 million, $101.5 million and $96.1 million in fiscal years 2002, 2001 and 2000, respectively. Details by material segment follow:

     AMERCO'S MOVING AND STORAGE OPERATIONS


         Depreciation expense, net was $97.3 million, $82.7 million and $79.0 million in fiscal years 2002, 2001 and 2000, respectively. The increase in fiscal years 2002 and 2001 reflects an overall increase in depreciation expense on the rental truck fleet offset in fiscal year 2002 by a change in estimated salvage value and increase in our estimate of the useful lives of certain of our trucks. An in-house analysis of sales of trucks was completed for the fiscal years ending March 31, 1996 through March 31, 2001. The study compared the truck model, size, age and average residual value of units sold for each fiscal year indicated. The analysis revealed that average residual values (as computed) when compared to sales prices were not reflective of the values that the Company was receiving upon disposition. Based on the analysis, the estimated residual values were decreased to approximately 25% of historic cost. In addition, this analysis revealed that our estimates of useful lives were not reflective of the economic lives of our trucks, which ultimately were being utilized by the Company for longer periods of time. Thus the useful lives of certain of our trucks were increased by approximately 3 years. The net effect of these changes was to increase net earnings for the fiscal year 2002 by $3.1 million or $0.15 per share.


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

      SAC HOLDING

         Earnings from operations were $47.8 million, $33.4 million and $30.5 million for the years ended March 31, 2002, 2001 and 2000, respectively. The increase is due to the addition of locations.

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

                                                                            Quarter Ended
                              ------------------------------------------------------------------------------------------------------
                                         Jun 30                   Sep 30                    Dec 31                 Mar 31
                                          2001                     2001                      2001                   2002
                              As reported  As adjusted  As reported  As adjusted  As reported  As adjusted  As reported  As adjusted
                                               (3)                        (3)                       (3)                      (3)
                              ------------------------------------------------------------------------------------------------------
                                                            (in thousands, except share and per share data)
Total revenues                $   542,553     540,654      572,379     571,207       467,410      463,739      513,118      482,906
Earnings from operations
  net of tax                  $    25,324      20,901       41,131      35,738       (22,389)     (24,576)     (30,847)     (29,342)
Net earnings (loss)           $    25,003      20,901       41,686      35,738       (20,212)     (24,576)     (30,847)     (29,342)
Weighted average common
  shares outstanding
  basic and diluted            21,280,361  21,280,361   21,106,343  21,106,343    20,892,342   20,892,342   21,022,712   21,022,712
Earnings (loss) from
  operations before
  extraordinary loss
  on early extinguishment
  of debt per common
  share (1)                   $      1.02         .83         1.82        1.54         (1.12)       (1.33)       (1.60)       (1.55)
Earnings (loss) per common
  share
  basic and diluted           $      1.02         .83         1.82        1.54         (1.12)       (1.33)       (1.60)       (1.55)



                                                                                 Quarter Ended
                                   -------------------------------------------------------------------------------------
                                             Jun 30                   Sep 30                    Dec 31
                                              2000                     2000                      2000
                                   As reported  As adjusted(3)  As reported  As adjusted(3)  As reported  As adjusted(3)
                                   -------------------------------------------------------------------------------------
                                                    (in thousands, except share and per share data)
Total revenues                     $   472,350     469,654      520,132      521,789     444,620      443,451
Earnings from operations
  before extraordinary loss
  on early extinguishment
  of debt net of tax (2)           $    35,876      35,908       38,006       38,853      (24,739)     (23,522)
Net earnings (loss)                $    37,612      35,908       41,233       38,853      (21,292)     (25,643)
Weighted average common
  shares outstanding
    Basic                           21,718,988  21,718,988   21,489,970   21,489,970   21,406,688   21,406,688

Earnings (loss) from
  operations before minority
  interest and extraordinary loss
  on early extinguishment of debt
  per common share (1) (2)         $      1.58        1.50         1.77         1.66        (1.05)       (1.25)
Earnings (loss) per common
  share
  basic and diluted                $      1.58        1.50         1.77         1.66        (1.15)       (1.35)


                                           Quarter Ended
                                   ----------------------------
                                               Mar 31
                                                2001
                                   As reported  As adjusted(3)
                                   ----------------------------
                                     (in thousands, except
                                   share and per share data)
Total revenues                        425,318      447,553
Earnings from operations
  before extraordinary loss
  on early extinguishment
  of debt net of tax (2)              (46,650)     (48,106)
Net earnings (loss)                   (46,650)     (48,106)
Weighted average common
  shares outstanding
    Basic                          21,326,015   21,326,015

Earnings (loss) from
  operations before minority
  interest and extraordinary loss
  on early extinguishment of debt
  per common share (1) (2)              (2.34)       (2.37)
Earnings (loss) per common
  share
  basic and diluted                     (2.34)       (2.37)

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

IRS EXAMINATION


     In connection with the resolution of litigation with certain members of the Shoen family and their corporations, AMERCO has deducted for income tax purposes approximately $372.0 million of the payments made to plaintiffs in a lawsuit. While AMERCO believes that such income tax deductions are appropriate, there can be no assurance that such deductions ultimately will be allowed in full.


     The Company is currently under IRS examination for the years 1996-1997. The IRS has proposed adjustments to the Company's 1997 and 1996 tax returns in the amount of $233.1 million and $99.0 million, respectively. Nearly all of the adjustments are attributable to denials of deductions claimed for certain payments made in connection with the resolution of litigation with certain members of the Shoen family and their corporations. The Company believes these income tax deductions are appropriate and it is vigorously contesting the IRS adjustments. The Company estimates that if it is unsuccessful in its challenge in all respects, the Company could incur tax liabilities totaling approximately $90.0 million plus interest. The Company believes that even though an unfavorable result could result in substantial cash payments, there would be minimal, if any, impact on consolidated results of operations.

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

         SFAS No. 145, Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002, rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Management has not yet determined the effects of adopting this Statement on the financial position or results of operations, except for the need to reclassify debt extinguishments previously reported as extraordinary. Upon adoption of SFAS No. 145, the amounts currently classified as extraordinary loss on early extinguishment of debt will be reclassified and will materially reduce pre-tax earnings. Pre-tax earnings will be reduced by $3,281,000 and $547,000 for the fiscal year ended March 31, 2001 and 2000, respectively. The reclassification will not reduce net earnings for the fiscal year ended March 31, 2001 and 2000 as the extraordinary loss on early extinguishment of debt was reported net of taxes.

       Part III, Item 13, Certain Relationships and Related Transactions

This section is amended and restated in its entirety as follows, which supplements certain disclosures contained in the Original Filing that were incorporated by reference from the 2002 Proxy Statement:


TRANSACTIONS WITH RELATED PARTIES


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




NOTES RECEIVABLE FROM SAC HOLDINGS



     At March 31, 2002, we held various senior and junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. AMERCO does not have an equity ownership interest in SAC Holdings, except for investments made by RepWest and Oxford in a SAC Holdings-controlled limited partnership which holds Canadian self-storage properties. The senior unsecured notes of SAC Holdings that AMERCO holds rank equal in right of payment with the notes of certain senior mortgage holders, but junior to the extent of the collateral securing the applicable mortgages and junior to the extent of the cash flow waterfalls that favor the senior mortgage holders. AMERCO received cash interest payments of $27.9 million from SAC Holdings during fiscal year 2002. The notes receivable balance outstanding at March 31, 2002 was, in the aggregate, $399.6 million. The largest aggregate amount outstanding during the fiscal year ended March 31, 2002 was $463.1 million. All of the notes receivable to AMERCO from SAC Holdings at March 31, 2002 and all of the interest income received from SAC Holdings for each of the three years ended March 31, 2002 have been eliminated from the consolidated financial statements contained in this Annual Report on Form 10-K. At March 31, 2002, SAC Holdings' notes and loans payable to third parties totaled $557.8 million.


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


     In addition, subject to certain contingencies, the junior notes provide that the holder of the note is entitled to receive 90% of the appreciation realized upon, among other things, the sale of such property by SAC Holdings. To date, no such properties have been sold by SAC Holdings.



OTHER RELATIONSHIPS AND TRANSACTIONS BETWEEN THE COMPANY AND SAC HOLDINGS



     We currently manage the self-storage properties owned by SAC Holdings pursuant to a standard form of management agreement with each SAC Holdings subsidiary, under which we receive a management fee equal to 6% of the gross receipts from the properties plus certain expenses. We received management fees, exclusive of expenses, of $8.2 million during fiscal year 2002. This management fee is consistent with the fees received for other properties we manage.


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


     During fiscal year 2002, we leased space for marketing company offices, vehicle repair shops and hitch installation centers in 35 locations owned by subsidiaries of SAC Holdings. Total lease payments pursuant to such leases were $649,714 during fiscal year 2002. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.



     Subsidiaries of SAC Holdings act as U-Haul independent dealers at 276 locations. The financial and other terms of the dealership contracts with subsidiaries of SAC Holdings are substantially identical to the terms of those with our 14,100 independent dealers. During 2002, we paid subsidiaries of SAC Holdings $13.6 million in commissions pursuant to such dealership contracts, which amounts have been eliminated in the consolidated financial statements in this Annual Report on Form 10-K.



     On August 1, 2001, we sold one self-storage property to a subsidiary of SAC Holdings for $423,377 in cash and $106,623 in notes. The purchase price was determined by the Treasurer of U-Haul, based on an analysis of the net operating income of the properties (as discussed below).



     On September 28, 2001, we purchased 9 self-storage properties from SAC Holdings for $35.2 million in cash. These properties were not previously owned by us. The purchase price was negotiated with SAC Holdings by the Treasurer of U-Haul, based on an analysis of the net operating income of the properties (as discussed below).



     On December 20, 2001, we sold 14 self-storage properties to a subsidiary of SAC Holdings for $22.8 million in cash and $21.0 million in notes. The purchase price was negotiated with SAC Holdings by the Assistant Treasurer of U-Haul, based on an analysis of the net operating income of the properties (as discussed below).

     On January 11, 2002, we sold 37 self-storage properties to a subsidiary of SAC Holdings for $46.8 million in cash and $46.9 million in notes. The purchase price was negotiated with SAC Holdings by the Assistant Treasurer of U-Haul, based on an analysis of the net operating income of the properties (as discussed below).



     On March 28, 2002, we sold 62 self-storage properties to a subsidiary of SAC Holdings for $146.9 million in notes. The purchase price was negotiated with SAC Holdings by the Assistant Treasurer of U-Haul, based on an analysis of the net operating income of the properties (as discussed below). On March 28, 2002, the purchaser paid down the notes in the amount of $75.9 million from cash proceeds obtained from a third-party financing.



     In the transactions discussed above involving the sale of self-storage properties between AMERCO and SAC Holdings, in order to obtain third party financing, the third party lender requires an appraisal of each property by a nationally recognized appraiser. The purchase or sale price for completed self-storage properties is based on a multiple of "net operating income" (defined as operating profits plus depreciation). This multiple of net operating income is increased or decreased by other factors such as stage of development and occupancy, needed repairs and parcel size. The multiple for each transaction was determined by the Company and SAC Holdings based upon a review from time to time of comparable transactions by third parties involving similar properties.



     The transactions discussed above involving SAC Holdings have all been eliminated from the consolidated financial statements contained in the this Form 10-K. Although these transactions have been eliminated for financial statement reporting purposes, except for investments made by RepWest and Oxford in a SAC Holdings-controlled limited partnership which holds Canadian self-storage properties, AMERCO has not had any equity ownership interest in SAC Holdings.

     SAC Holdings were established in order to acquire self-storage properties which are being managed by the Company pursuant to management agreements. The transactions with SAC Holdings permit the Company to manage a large portfolio of self-storage properties without increasing its leverage, thereby increasing the availability (and reducing the cost) of debt. The sale of self-storage properties by AMERCO to SAC Holdings has in the past provided significant cash flows to AMERCO and our outstanding loans to SAC Holdings entitle us to participate in SAC Holdings' excess cash flows (after senior debt service).



     Management believes that sales of self-storage properties to SAC Holdings provide a unique structure for AMERCO to earn rental revenues from the SAC Holdings self-storage properties that we manage and participate in SAC Holdings' excess cash flows on properties that we have outstanding loans to, in each case without incurring the significant investment and indebtedness typically associated with acquiring and owning self-storage properties. With respect to the Company's purchase of properties from SAC Holdings, this transaction was unusual because the Company's ordinary course of business does not involve the acquisition of property from SAC Holdings. The Company purchased the properties from SAC Holdings in order to contribute those properties to its insurance subsidiaries. This contribution had the effect of strengthening the balance sheets of the insurance subsidiaries.



     Although the board of directors of the appropriate subsidiary which was a party to each transaction with SAC Holdings approved such transaction at the time it was completed, the Company did not seek approval by AMERCO's board of directors for such transactions. However, AMERCO's board of directors, including the independent members, were made aware of and received periodic updates regarding such transactions from time to time. All future transactions with SAC Holdings that involve the Company or any of its subsidiaries will have the prior approval of AMERCO's board directors, even if it is not legally required, including a majority of the independent members of AMERCO's board of directors.



     In connection with transactions with SAC Holdings and transactions with Form Builders, Inc., the Internal Audit Department of U-Haul periodically tests pricing against competitive third party bids for fairness.



     We believe that the foregoing transactions were consummated on terms equivalent to those that prevail in arm's-length transactions.

PART III, ITEM 14. CONTROLS AND PROCEDURES



     This section is added to incorporate new disclosure requirements recently promulgated by the Securities and Exchange Commission pursuant to Release No. 34-46427.



EVALUATION OF CONTROLS AND PROCEDURES



     We maintain disclosure controls procedures, which are designed to ensure that material information related to AMERCO and its subsidiaries and SAC Holdings and their subsidiaries, is disclosed in our public filings on a regular basis. In response to recent legislation and proposed regulations, we reviewed our internal control structure and our disclosure controls and procedures. We believe our pre-exisiting disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations.



     Within 90 days prior to filing this Form 10-K/A (Amendment No. 2), members of the Company's management, including the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, management concluded that the Company's disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by management of the Company on a timely basis and to ensure that the quality and timeliness of the Company's public disclosures complies with its SEC disclosure obligations.



CHANGES IN CONTROLS AND PROCEDURES



     There were significant changes in the Company's internal controls and other factors that could significantly affect these internal controls after the date of our most recent evaluation. They include, but are not limited to, the following:



a. We limited access to the general ledger (posting ability) to specifically identified individuals;



b. We require documentation for all journal postings; and



c. We have hired a system administrator to document and map all accounting imports and exports to the various subledgers maintained throughout the organization.

PART IV, ITEM 14, EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K


     Item 14 of Part IV which contains the Financial Statements of AMERCO and its subsidiaries and SAC Holding Corporation and its subsidiaries and SAC Holding Corporation II and its consolidated subsidiaries is amended and restated in its entirety. In the Original Filing our independent accountants' report included a division of responsibility related to the financial statements of SAC Holding Corporation, as of and for the year ended March 31, 2001 and did not include a going concern paragraph. Since the original filing, PricewaterhouseCoopers, LLP, has audited SAC Holding Corporation and its subsidiaries as of and for the year ended March 31, 2001 which the Report of Independent Accountants now reflects and is included herein. Also, because of subsequent events resulting in substantially all of AMERCO's outstanding indebtedness being in default, the Report of Independent Accountants included herein now includes a going concern paragraph. In addition, we have restated the Statement of Cash Flows and the reportable segment data and we have modified certain disclosures contained herein and have reclassified certain amounts between interest income and interest expense as previously presented in the Original Filing.


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

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Exhibit No.              Description
----------              -----------
  2.1     Order Confirming Plan (1)
  2.2     Second Amended and Restated Debtor's Plan of
            Reorganization Proposed by Edward J. Shoen (1)
  3.1     Restated Articles of Incorporation (2)
  3.2     Restated By-Laws of AMERCO as of August 27, 1996 (3)
  4.1     Debt Securities Indenture dated May 1, 1996 (1)
  4.2     First Supplemental Indenture, dated as of May 6, 1996 (4)
  4.3     Rights Agreement, dated as of August 7, 1998 (13)
  4.5     Second Supplemental Indenture, dated as of October 22, 1997 (11)
  4.6     Calculation Agency Agreement (11)
  4.7 6.65%-AMERCO Series 1997 A Bond Backed Asset Trust Certificates ("BATs") due October 15, 2000 (11)
  4.8     Indenture dated September 10, 1996 (9)
  4.9     First Supplemental Indenture dated September 10, 1996 (9)
  4.10    Senior Indenture dated April 1, 2000 (14)
  4.11    First Supplemental Indenture dated April 5, 2000 (14)
  4.12    Second Supplemental Indenture dated February 4, 2001 (15)
 10.1*    AMERCO Employee Savings, Profit Sharing and
            Employee Stock Ownership Plan (5)
 10.1A*   First Amendment to the AMERCO Employee Savings, Profit Sharing and
            Employee Stock Ownership Plan (16)
 10.2     U-Haul Dealership Contract (5)
 10.3     Share Repurchase and Registration Rights Agreement with
            Paul F. Shoen (5)
 10.4     AMERCO Stock Option and Incentive Plan (5)
 10.5     ESOP Loan Credit Agreement (6)
 10.6     ESOP Loan Agreement (6)
 10.7     Trust Agreement for the AMERCO Employee Savings,
            Profit Sharing and Employee Stock Ownership Plan (6)
 10.8     Amended Indemnification Agreement (6)
 10.9     Indemnification Trust Agreement (6)
 10.10    Promissory Note between SAC Holding Corporation
            and a subsidiary of AMERCO (12)
 10.10A   Addendum to Promissory Note between SAC Holding Corporation and a subsidiary of AMERCO (20)
 10.11    Promissory Notes between Four SAC Self-Storage Corporation and a subsidiary of AMERCO (12)
 10.11A   Amendment and Addendum to Promissory Note between Four SAC
            Self-Storage Corporation and Nationwide Commercial Co. (20)
 10.12    Management Agreement between Three SAC Self-Storage
            Corporation and a subsidiary of AMERCO (12)
 10.13    Management Agreement between Four SAC Self-Storage Corporation and a subsidiary of AMERCO (12)
 10.14    Agreement, dated October 17, 1995, among AMERCO, Edward J.
            Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds and William E. Carty (8)
 10.15    Directors' Release, dated October 17, 1995, executed by
            Edward J. Shoen, James P. Shoen, Aubrey K. Johnson,
            John M. Dodds and William E. Carty in favor of AMERCO (8)
 10.16    AMERCO Release, dated October 17, 1995, executed by AMERCO in favor of Edward J. Shoen, James P. Shoen, Aubrey K.
            Johnson, John M. Dodds and William E. Carty (8)
 10.21    Management Agreement between Five SAC Self-Storage
            Corporation and a subsidiary of AMERCO (16)
 10.22    Management Agreement between Eight SAC Self-Storage
            Corporation and a subsidiary of AMERCO (16)
 10.23    Management Agreement between Nine SAC Self-Storage
            Corporation and a subsidiary of AMERCO (16)
 10.24    Management Agreement between Ten SAC Self-Storage Corporation and a subsidiary of AMERCO (16)
 10.25    Management Agreement between Six-A SAC Self-Storage Corporation and a subsidiary of AMERCO (17)
 10.26    Management Agreement between Six-B SAC Self-Storage Corporation and a subsidiary of AMERCO (17)


* Indicates compensatory plan arrangement

 10.27    Management Agreement between Six-C SAC Self-Storage Corporation and a subsidiary of AMERCO (17)
 10.28    Management Agreement between Eleven SAC Self-Storage Corporation and a subsidiary of AMERCO (17)
 10.29    Management Agreement between Twelve SAC Self-Storage Corporation and a subsidiary of AMERCO (18)
 10.30    Management Agreement between Thirteen SAC Self-Storage Corporation and a subsidiary of AMERCO (18)
 10.31    Management Agreement between Fourteen SAC Self-Storage Corporation and a subsidiary of AMERCO (18)
 10.32    Management Agreement between Fifteen SAC Self-Storage Corporation and a subsidiary of AMERCO (19)
 10.33    Management Agreement between Sixteen SAC Self-Storage Corporation and a subsidiary of AMERCO (19)
 10.34    Management Agreement between Seventeen SAC Self-Storage Corporation and a subsidiary of AMERCO (19)
 10.35    Management Agreement between Eighteen SAC Self-Storage Corporation and U-Haul (20)
 10.36    Management Agreement between Nineteen SAC Self-Storage Limited
            Partnership and U-Haul (20)
 10.37    Management Agreement between Twenty SAC Self-Storage Corporation and U-Haul (20)
 10.38    Management Agreement between Twenty-One SAC Self-Storage Corporation and U-Haul (20)
 10.39    Management Agreement between Twenty-Two SAC Self-Storage Corporation and U-Haul (20)
 10.40    Management Agreement between Twenty-Three SAC Self-Storage Corporation and U-Haul (20)
 10.41    Management Agreement between Twenty-Four SAC Self Storage Limited
            Partnership and U-Haul (20)
 10.42    Management Agreement between Twenty-Five SAC Self-Storage Limited
             Partnership and U-Haul (20)
 10.43    Management Agreement between Twenty-Six SAC Self-Storage Limited
             Partnership and U-Haul (20)
 10.44    Management Agreement between Twenty-Seven SAC Self-Storage Limited
            Partnership and U-Haul (20)
 10.45    3-Year Credit Agreement with certain lenders named therein (20)
 10.46    Promissory Note between Four SAC Self-Storage Corporation and U-Haul
            International, Inc. (20)
 10.46A   Amendment and Addendum to Promissory Note between Four SAC Self-
            Storage Corporation and U-Haul International, Inc. (20)
 10.47    Promissory Note between SAC Holding Corporation and Nationwide
             Commercial Co. (20)
 10.48    Promissory Note between SAC Holding Corporation and Nationwide
              Commercial Co. (20)
 10.48A   Amendment and Addendum to Promissory Note between SAC Holding
             Corporation and Nationwide Commercial Co. (20)
 10.49    Promissory Note between Five SAC Self-Storage Corporation and
            Nationwide Commercial Co. (20)
 10.50    Promissory Note between Five SAC Self-Storage Corporation and
            Nationwide Commercial Co. (20)
 10.50A   Amendment and Addendum to Promissory Note between Five SAC Self-
            Storage Corporation and Nationwide Commercial Co. (20)
 10.51    Promissory Note between Five SAC Self-Storage Corporation and U-Haul
            International, Inc. (20)
 10.52    Promissory Note between SAC Holding Corporation and Oxford Life
            Insurance Company (20)
 10.52A   Amendment and Addendum to Promissory Note between SAC Holding
             Corporation and Oxford Life Insurance Company (20)
 10.53    Promissory Note between SAC Holding Corporation and Nationwide
            Commercial Company (20)
 10.53A   Amendment and Addendum to Promissory Note between SAC Holding
            Corporation and Nationwide Commercial Co. (20)
 10.54    Promissory Note between SAC Holding Corporation and U-Haul
            International, Inc. (20)
 10.54A   Amendment and Addendum to Promissory Note between SAC Holding
            Corporation and U-Haul International, Inc. (20)
 10.55    Promissory Note between SAC Holding Corporation and U-Haul
            International, Inc. (20)
 10.55A   Amendment and Addendum to Promissory Note between SAC Holding
            Corporation and U-Haul International, Inc. (20)
 10.56    Promissory Note between SAC Holding Corporation and U-Haul
            International, Inc. (20)
 10.56A   Amendment and Addendum to Promissory Note between SAC Holding
            Corporation and U-Haul International, Inc. (20)
 10.57    Promissory Note between SAC Holding Corporation and Nationwide
            Commercial Co. (20)
 10.57A   Amendment and Addendum to Promissory Note between SAC Holding
            Corporation and Nationwide Commercial Co. (20)
 10.58    Promissory Note between SAC Holding Corporation and Nationwide
            Commercial Co. (20)
 10.58A   Amendment and Addendum to Promissory Note between SAC Holding
            Corporation and Nationwide Commercial Co. (20)
 10.59    Promissory Note between SAC Holding Corporation and Nationwide
            Commercial Co. (20)
 10.60    Junior Promissory Note between SAC Holding Corporation and Nationwide
            Commercial Co. (20)
 10.61    Promissory Note between SAC Holding Corporation and U-Haul
            International, Inc. (20)
 10.62    Promissory Note between SAC Holding Corporation and U-Haul
            International, Inc. (20)
 10.63    Promissory Note between SAC Financial Corporation and U-Haul
            International, Inc. (20)
 12       Statements Re:  Computation of Ratios
 21       Subsidiaries of AMERCO**
 23       Consent of Independent Accountants

 99.1     Certificate of Edward J. Shoen, Chairman of the Board and President of
            AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 99.2     Certificate of Gary B. Horton, Treasurer of AMERCO pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002
 99.3     Certificate of Edward J. Shoen, Chairman of the Board and President
             of U-Haul International, Inc. pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002
 99.4     Certificate of Gary B. Horton, Assistant Treasurer of U-Haul
            International, Inc. pursuant to Section 906 of the Sarbanes-Oxley
             Act of 2002
----------------
** Previously filed.


(1) Incorporated by reference to AMERCO's Registration Statement on Form S-3, Registration no. 333-1195.
(2) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, file no. 1-11255.
(3) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file no. 1-11255.
(4) Incorporated by reference to AMERCO's Current Report on Form 8-K, dated May 6, 1996, file no. 1-11255.
(5) Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 1993, file no. 1-11255.
(6) Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255.
(7) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, file no. 1-11255.
(8) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, file no. 1-11255.
(9) Incorporated by reference to AMERCO's Current Report on Form 8-K dated September 6, 1996, file no. 1-11255. (10) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, file no. 1-11255.
(11) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, file no. 1-11255.
(12) Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 1997, file no. 1-11255.
(13) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, file no. 1-11255.
(14) Incorporated by reference to AMERCO's Current Report on Form 8-K dated April 5, 2000, file no. 1-11255.
(15) Incorporated by reference to AMERCO's Current Report on Form 8-K dated February 4, 2001, file no. 1-11255.
(16) Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 2000, file no. 1-11255.
(17) Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 2001, file no. 1-11255.
(18) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, file no. 1-11255.
(19) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, file no. 1-11255.
(20) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders of AMERCO



In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of earnings, changes in stockholders' equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of AMERCO and its subsidiaries, SAC Holding Corporation and its subsidiaries, and SAC Holding Corporation II and its subsidiaries (collectively, the "Company") at March 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the accompanying consolidated balance sheet and the related consolidated statements of earnings, changes to stockholders' equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of AMERCO and its subsidiaries and SAC Holding Corporation and its subsidiaries at March 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company failed to make a debt payment of $100 million due in October 2002. As a result, substantially all of the Company's outstanding indebtedness is in default, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



As indicated in Note 1, the accompanying financial statements of the Company have been restated at March 31, 2001 and for each of the two years in the period ended March 31, 2001.



Our audit was conducted for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The Consolidating Balance Sheets and Statements of Earnings Schedule and the Summary of Earnings of Independent Trailer Fleets information included on pages F__ through F__ of this Form 10-K is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position and results of operations of the individual companies or the earnings of the independent fleets. Accordingly, we do not express an opinion on the financial position, results of operations of the individual companies, or on the earnings of the independent trailer fleets. However, such information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.



Phoenix, Arizona
September 23, 2002, except for notes 1, 21 and 22, for which the date is January 6, 2003

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

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS


                                                                 YEARS ENDED MARCH 31,
                                                        ---------------------------------------
                                                           2002           2001          2000
                                                        -----------    ----------    ----------
                                                                     (AS RESTATED)
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues
  Rental revenue......................................  $ 1,344,022     1,285,532     1,208,766
  Net sales...........................................      222,816       212,242       201,355
  Premiums............................................      433,593       323,198       262,057
  Net investment and interest income..................       58,075        61,475        61,021
                                                        -----------    ----------    ----------
     Total revenues...................................    2,058,506     1,882,447     1,733,199
                                                        -----------    ----------    ----------
Costs and expenses
  Operating expenses..................................    1,109,446     1,047,168       949,309
  Cost of sales.......................................      122,860       126,567       115,390
  Benefits and losses.................................      389,522       283,366       209,592
  Amortization of deferred acquisition costs..........       40,674        35,946        34,987
  Lease expense.......................................      175,501       173,077       130,951
  Depreciation, net...................................      108,683       101,508        96,090
                                                        -----------    ----------    ----------
     Total costs and expenses.........................    1,946,686     1,767,632     1,536,319
                                                        -----------    ----------    ----------
Earnings from operations..............................      111,820       114,815       196,880
  Interest expense....................................      106,841       108,981        97,187
                                                        -----------    ----------    ----------
Pretax earnings.......................................        4,979         5,834        99,693
Income tax expense....................................       (2,258)       (2,701)      (36,175)
                                                        -----------    ----------    ----------
Earnings before extraordinary loss on early
  extinguishment of debt..............................        2,721         3,133        63,518
Extraordinary loss on early extinguishment of debt,
  net.................................................           --        (2,121)         (334)
                                                        -----------    ----------    ----------
     Net earnings.....................................  $     2,721         1,012        63,184
Less: Preferred stock dividends ......................      (12,961)      (12,963)      (13,641)
Net earnings (loss) available to common shareholders..  $   (10,240)      (11,951)       49,543
                                                        ===========    ==========    ==========
Basic earnings (loss) per common share:
  Earnings (loss) before extraordinary loss on early
     extinguishment of debt...........................  $     (0.49)        (0.46)         2.27
  Extraordinary loss on early extinguishment of debt,
     net..............................................           --         (0.10)        (0.01)
                                                        -----------    ----------    ----------
     Net earnings (loss)..............................  $     (0.49)        (0.56)         2.26
                                                        ===========    ==========    ==========
Diluted earnings (loss) per common share:
  Earnings (loss) before extraordinary loss on early
     extinguishment of debt...........................  $     (0.49)        (0.46)         2.27
  Extraordinary loss on early extinguishment of debt,
     net..............................................           --         (0.10)        (0.02)
                                                        -----------    ----------    ----------
     Net earnings (loss)..............................  $     (0.49)        (0.56)         2.25
                                                        ===========    ==========    ==========
Weighted average common shares outstanding:
  Basic...............................................   21,022,712    21,486,370    21,934,390
                                                        ===========    ==========    ==========
  Diluted.............................................   21,022,712    21,486,370    22,226,057
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


             CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME


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

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   YEARS ENDED MARCH 31,
                                                             ---------------------------------
                                                               2002         2001        2000
                                                             ---------    --------    --------
                                                                       (AS RESTATED)
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
Net earnings...............................................  $   2,721       1,012      63,184
  Depreciation and amortization............................    169,440     156,801     143,654
  Provision for losses on accounts receivable..............      4,727       4,365         776
  Net gain on sale of real and personal property...........    (18,833)    (18,132)         --
  Gain on sale of investments..............................      2,841       6,368      (1,196)
  Changes in policy liabilities and accruals...............      7,582      42,724      (7,676)
  Additions to deferred policy acquisition costs...........    (38,806)    (31,476)    (48,637)
  Net change in other operating assets and liabilities.....    (58,656)    (17,256)    (12,714)
                                                             ---------    --------    --------
Net cash provided by operating activities..................     71,016     144,406     137,391
Cash flows from investing activities:
  Purchases of investments:
     Property, plant and equipment.........................   (387,678)   (543,878)   (512,805)
     Fixed maturities......................................   (258,492)   (123,416)   (158,305)
     Common stock..........................................         --          --          --
     Preferred stock.......................................         --          --     (25,369)
     Other asset investment................................     (2,259)    (37,688)         --
     Real estate...........................................        (36)         --          --
     Mortgage loans........................................       (790)    (22,461)    (27,117)
  Proceeds from sales of investments:
     Property, plant and equipment.........................    216,490     267,652     371,147
     Fixed maturities......................................    222,952     152,996          --
     Preferred stock.......................................     13,609       6,329         968
     Real estate...........................................      1,334          --         731
     Mortgage loans........................................     17,912      13,614      10,622
  Changes in other investments.............................      6,346      (3,356)    134,624
                                                             ---------    --------    --------
Net cash used by investing activities......................   (170,612)   (290,208)   (205,504)
Cash flows from financing activities:
  Net change in short-term borrowings......................     (2,500)    144,070          --
  Proceeds from notes......................................    302,768     206,703   4,220,253
  Debt issuance costs......................................    (16,457)     (3,758)         --
  Leveraged Employee Stock Ownership Plan:
     Purchase of shares....................................         --         (46)     (1,127)
     Repayments from loan..................................      1,021       1,239       1,590
  Principal payments on notes..............................   (225,990)   (185,456) (4,107,769)
  Net change in cash overdraft.............................      8,145      (3,976)      2,291
  Preferred stock dividends paid...........................    (12,961)    (12,963)    (13,641)
  Treasury stock acquisitions, net.........................    (10,154)     (9,617)    (33,467)
  Dividends from subsidiaries..............................         --          --          --
  Investment contract deposits.............................    150,432      86,657      64,721
  Investment contract withdrawals..........................    (99,845)    (72,708)    (60,808)
                                                             ---------    --------    --------
Net cash provided by financing activities..................     94,459     150,145      72,043
Increase (decrease) in cash and cash equivalents...........     (5,137)      4,343       3,930
Cash and cash equivalents at beginning of year.............     52,788      48,445      44,515
                                                             ---------    --------    --------
Cash and cash equivalents at end of year...................  $  47,651      52,788      48,445
                                                             =========    ========    ========


  The accompanying notes are an integral part of these consolidated financial statements.
                                       F-8

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


GOING CONCERN BASIS



     The accompanying consolidated financial statements of AMERCO have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed more fully below, AMERCO, as of October 15, 2002, is in default under the terms of certain financing agreements. These defaults raise a substantial doubt regarding the ability of AMERCO to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



     On October 15, 2002, AMERCO failed to make a $100 million principal payment due to the Series 1997-C Bond Backed Asset Trust ("BAT"). On that date, AMERCO also failed to pay a $26.5 million obligation to Citibank and Bank of America in connection with the BATs.



     As a result of the foregoing, AMERCO is in default with respect to its other credit arrangements that contain cross-default provisions, including its 3-Year Credit Agreement dated June 28, 2002 (the "Revolver") in the amount of $205 million. In addition to the cross-default under the Revolver, AMERCO is also in default under that agreement as a result of its failure to obtain incremental net cash proceeds and/or availability from additional financings in the aggregate amount of at least $150 million prior to October 15, 2002. In addition, Amerco Real Estate Company has defaulted on a $100 million loan by failing to grant mortgages required by the loan agreement in a timely manner. The obligations of AMERCO currently in default (either directly or as a result of a cross-default) are approximately $1,175.4 million.



     AMERCO has retained the financial restructuring firm Crossroads, LLC to assist with the negotiation of standstill agreements and waivers, as appropriate. This would permit AMERCO to pursue financing alternatives and asset sales that would enable it to repay the Revolver and the BATs, meet calendar year 2003 maturities, and restructure its balance sheet.



     AMERCO, through Crossroads, is in communication with all of its lenders. On November 27, 2002 AMERCO reached a standstill agreement with respect to the Revolver. During the standstill period, the Revolver lenders will receive interest at the default rate on the outstanding balance.



     Generally speaking, AMERCO's other lenders have been cooperative to date and are acting in a manner consistent with customary standstill arrangements even though written standstill agreements have not been executed with any lenders other than the Revolver lenders. All lenders are receiving detailed financial and other information from AMERCO concerning the progress of the restructuring. In addition, all of AMERCO's lenders are continuing to receive all payments due to them (other than the $100 million owed to the BATs and default interest). Lenders that execute a standstill agreement (e.g., the Revolver lenders) will receive default interest.



     Currently, AMERCO is in discussions with several major financial institutions regarding loans that would enable AMERCO to fully satisfy its obligations under the BATs, the Revolver, and debt maturities in calendar year 2003. On December 20, 2002, AMERCO executed term sheets with two major financial institutions for up to $650 million in connection with AMERCO's planned debt restructuring. AMERCO plans to close the financing by March 31, 2003. AMERCO's continuation as a going concern is dependent, in part, upon its ability to successfully complete these necessary financing arrangements.


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


RESTATEMENTS



      Amounts were restated in 2001 primarily due to the consolidation of SAC Holdings, and the amounts were restated in 2000 due to (i) the consolidation of SAC Holdings, (ii) audit adjustments related to leases originally accounted for as operating leases and (iii) inventory errors identified in 2002. The following table presents the impact of such consolidation on the dates presented:



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



     The consolidation of SAC Holdings resulted in a reduction of net income of $11.2 million and $5.4 million, in 2001 and 2000, respectively. In 2000, this reduction is offset partially by an increase to net income of approximately $3.1 million relating to audit adjustments, which should have been recorded during 2000 and were identified during the 2002 audit. The significant entries related to adjustments to inventory for amounts recorded incorrectly upon conversion to a new computer system offset by and adjustment for inventory shrinkages of $1.4 million and the reversal of certain expenditures that were deemed not to be reimbursable related to construction costs on leased assets in the amount of $4.3 million. The reduction in stockholders' equity is due to the elimination of gains previously recorded in connection with sales of properties from AMERCO to SAC Holdings. Such gains had been previously recognized as a component of stockholders' equity.



      The Statement of Cash Flows, as previously presented in the Form 10-K/A filed in September 2002, has been restated to reflect the elimination of activity between AMERCO and SAC Holding for the years ended March 31, 2002, 2001, and 2000 as follows:



                           FOR THE YEAR ENDED         FOR THE YEAR ENDED         FOR THE YEAR ENDED
                             MARCH 31, 2002             MARCH 31, 2001             MARCH 31, 2000
                        ------------------------   ------------------------   ------------------------
                        AS REPORTED  AS RESTATED   AS REPORTED  AS RESTATED   AS REPORTED  AS RESTATED
                        ------------------------   ------------------------   ------------------------
                              (IN THOUSANDS)             (IN THOUSANDS)             (IN THOUSANDS)
Net cash provided by
 (used in):
Operating activities:   $ 130,493       71,016      $ 280,500      144,406       $ 224,129      137,391
Investing activities:   $(213,349)    (170,612)     $(512,424)    (290,208)      $(257,219)    (205,504)
Financing activities:   $  77,719       94,459      $ 236,267      150,145       $  37,020       72,043



      In addition, the segment data appearing in Note 21, has been expanded to segregate the moving and storage operations of U-Haul from those of SAC Holdings.



  Description of Operating Segments



     U-Haul moving and self-storage operations consist of the rental of trucks and trailers, sales of moving supplies, sales of trailer hitches, sales of propane, and the rental of self-storage spaces to the do-it-yourself mover. Operations are under the registered tradename U-Haul(R) throughout the United States and Canada.



     SAC moving and self-storage operations consist of the rental of self-storage spaces, sales of moving supplies, sales of trailer hitches, and sales of propane. In addition, SAC functions as an independent dealer and earns commissions from the rental of U-Haul trucks and trailers. Operations are under the registered tradename U-Haul(R) throughout the United States and Canada.



     AREC owns approximately 90% of AMERCO's real estate assets, including U-Haul's center and storage locations. AREC is responsible for managing all of AMERCO's properties including the environmental risks of the properties. AREC facilitates the purchase of all properties used by AMERCO or any of its subsidiaries and also coordinates all dispositions (sale or lease) of real estate.



     RepWest originates and reinsures property and casualty insurance products for various market participants, including independent third parties, U-Haul's customers, and AMERCO.



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


     During fiscal year 2002 based on an in-depth market analysis, U-Haul decreased the estimated salvage value and increased the useful lives of certain rental trucks. The effect of the change increased net earnings for fiscal year 2002 by $3,088,000 ($0.15 per share) net of taxes. The in-house analysis of sales of trucks was completed for the fiscal years ending March 31, 1996 through March 31, 2001. The study compared the truck model, size, age and average residual value of units sold for each fiscal year indicated. The analysis revealed that average residual values (as computed) when compared to sales prices were not reflective of the values that the Company was receiving upon disposition. Based on the analysis, the estimated residual values were decreased to approximately 25% of historic cost. In addition, this analysis revealed that our estimates of useful lives were not reflective of the economic lives of our trucks, which ultimately were being utilized by the Company for longer periods of time. Thus the useful lives certain of our trucks were increased by approximately 3 years. The adjustment reflects management's best estimate, based on information available, of the estimated salvage value and useful lives of these rental trucks.


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

     In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. FASB 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, as a result, FASB 64, which amended FASB 4, was rescinded as it was no longer necessary. FASB 145 amended FASB 13 to require certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Management

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


has not yet determined the effects of adopting this Statement on the financial position or results of operations, except for the need to reclassify debt extinguishments previously reported as extraordinary. Upon adoption of SFAS No. 145, the amounts currently classified as extraordinary loss on early extinguishment of debt will be reclassified and will materially reduce pre-tax earnings. Pre-tax earnings will be reduced by $3,281,000 and $547,000 for the fiscal year ended March 31, 2001 and 2000, respectively. The reclassification will not reduce net earnings for the fiscal year ended March 31, 2001 and 2000 as the extraordinary loss on early extinguishment of debt was reported net of taxes.


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

  Financial Statement Presentation


     Certain reclassifications have been made to the financial statements for the fiscal years ended 2001 and 2000 to conform to the current year's presentation. A classified balance sheet is not presented because a significant amount of the Company's operations are within specialized industries (moving and storage, real estate, and insurance operations) that do not typically present classified balance sheets as the current/noncurrent distinction in practice has little relevance to the reader's understanding of the Company's operations and financial position.


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
                                                              ========    =======


     A small portion of the independent dealer receivables set forth in the table above originate from transactions with related parties. See also Note 18.

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


     At June 30, 2002, certain subsidiaries of SAC Holdings were in technical default of certain covenants related to the failure to deliver timely, financial statements pursuant to certain of its agreements. The amount of SAC Holdings' notes and loans payable in technical default totaled $128.7 million. Such amounts have been reflected as current in the 2003 column in the table below. AMERCO is neither a guarantor nor a party to the borrowings of SAC Holdings or any of its subsidiaries.


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

10. TRANSACTIONS WITH FLEET OWNERS AND OTHER RENTAL EQUIPMENT OWNERS

     Independent rental equipment owners (fleet owners) own approximately 5% of all U-Haul rental trailers and 0.01% of certain other rental equipment. There are approximately 1,363 fleet owners, including certain officers, directors, employees and stockholders of AMERCO. Such AMERCO officers, directors, employees and stockholders owned approximately 0.09%, 0.10% and 0.12% of all U-Haul rental trailers during the fiscal years 2002, 2001 and 2000, respectively. All rental equipment is operated under contract with U-Haul whereby U-Haul administers the operations and marketing of such equipment and in return receives a percentage of rental fees paid by customers. Based on the terms of various contracts, rental fees are distributed to U-Haul (for services as operators), to the fleet owners (including certain subsidiaries and related parties of U-Haul) and to Rental Dealers (including Company-operated U-Haul Centers).


See also note 18.


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

14. CONTINGENT LIABILITIES AND COMMITMENTS


     AMERCO uses certain equipment and occupies certain facilities under operating lease commitments with terms expiring through 2079. Lease expense was $175,501,000, $173,077,000 and $130,951,000 for the years ended 2002, 2001 and
2000, respectively. During the year ended March 31, 2002, a subsidiary of U-Haul entered into six transactions, whereby AMERCO sold rental trucks, which were subsequently leased back. AMERCO has guaranteed $203,013,000 of residual values at March 31, 2002, for these assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions similar to covenants disclosed in Note 5 of Notes to Consolidated Financial Statements for notes payable and loan agreements. See also Note 13.


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

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

15. LEGAL PROCEEDINGS


     On October 1, 1996, AMERCO made the final payment of approximately $448,100,000 to the plaintiffs (non-management Shoen family members and their affiliates) in the full settlement of a legal dispute. As a result, the plaintiffs that owned AMERCO stock were required to transfer all of their shares of common stock to AMERCO. The total number of shares transferred was 18,254,976. AMERCO has deducted for income tax purposes approximately $372,000,000 of payments previously made to the plaintiffs. While AMERCO believes that such income tax deductions are appropriate, there can be no assurance that such deductions ultimately will be allowed in full. See Note 9.


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

18. RELATED PARTY TRANSACTIONS


     AMERCO has related party transactions with certain major stockholders, directors and officers of the consolidated group as disclosed in Notes 2 and 10 of Notes to Consolidated Financial Statements and below. Management believes that the transactions described in the related notes and below were consummated on terms equivalent to those that would prevail in arm's-length transactions.


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

     In connection with transactions described above regarding parts, tools and printing services, the Internal Audit Department of U-Haul periodically tests pricing against competitive third party bids for fairness.


19. SUPPLEMENTAL CASH FLOW INFORMATION

     The (increase) decrease in receivables, and inventories and increase (decrease) in accounts payable and accrued expenses net of other operating and investing activities follows: Year ended


                                                                  YEAR ENDED
                                                        ------------------------------
                                                          2002       2001       2000
                                                        --------    -------    -------
                                                                (IN THOUSANDS)
Receivables...........................................  $ 27,899    (54,369)   (24,769)
                                                        ========    =======    =======
Inventories...........................................  $  7,723       (289)    (3,794)
                                                        ========    =======    =======
Accounts payable and accrued expenses.................  $(17,763)     9,479    (19,109)
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

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
              SAC HOLDING CORPORATION, SAC HOLDING II CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

21. INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA


AMERCO has four industry segments represented by Moving and Storage Operations (U-Haul), Real Estate (AREC), Property and Casualty Insurance (RepWest) and Life Insurance (Oxford). SAC Holdings has one industry segment, Moving and Storage. Management solely tracks revenues separately, but does not use or report any separate measure of the profitability for rental of vehicles, rental of self-storage spaces and sales of products that are required to be classified as a separate operating segment and accordingly does not present these as separate operating segments.



Information concerning operations by industry segment follows:

                                U-Haul          SACH
                                Moving       Moving and                      Property/                 Adjustments
                                  and         Storage                        Casualty       Life           and
                                Storage      Operations      Real Estate     Insurance    Insurance    Eliminations     Consolidated
                              ----------     -----------     -----------     ---------    ---------    ------------     ------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)

FISCAL YEAR 2002
Revenues:
  Outside                     $1,454,042       121,406           8,800        288,826       185,432              --       2,058,506
  Intersegment                $       --        14,159          78,649         12,830         1,600        (107,238)             --
                              ----------     -----------     -----------     ---------    ---------    ------------     ------------
  Total revenue               $1,454,042       135,565          87,449        301,656       187,032        (107,238)      2,058,506
Depreciation/amortization     $  103,565        14,219          10,822         22,068        18,766              --         169,440
Interest expense              $   45,748        61,093          34,299             --            --         (34,299)        106,841
Pretax earnings               $   37,425       (13,295)         37,982        (68,183)       11,050              --           4,979
Income tax benefit/
  (expense)                   $   (7,359)       (1,560)        (13,294)        23,802        (3,847)             --          (2,258)
Net earnings                  $   30,066       (14,855)         24,688        (44,381)        7,203              --           2,721
Earnings available to common
  shareholders                $   17,105       (14,855)         24,688        (44,381)        7,203              --         (10,240)
Contribution to earnings
  per share                   $     0.81         (0.70)           1.17          (2.11)         0.34              --           (0.49)
Identifiable assets           $  880,075     1,001,725         597,295        817,480       929,371        (452,491)      3,773,455


FISCAL YEAR 2001

Revenues:
  Outside                     $1,395,826        98,495          13,659        241,109       133,358              --       1,882,447
  Intersegment                $       --         7,985          69,379          6,091         1,424         (84,879)             --
                              ----------     -----------     -----------     ---------    ---------    ------------     ------------
  Total revenue               $1,395,826       106,480          83,038        247,200       134,782         (84,879)      1,882,447
Depreciation/amortization     $   96,380        11,708          11,005         17,588        20,120              --         156,801
Interest expense              $   57,692        51,289          44,265             --            --         (44,265)        108,981
Pretax earnings               $   25,097       (17,862)         21,544        (29,894)        6,949              --           5,834
Income tax benefit/
  (expense)                   $   (2,014)       (1,343)         (7,540)        10,494        (2,298)             --          (2,701)
Net earnings                  $   20,962       (19,205)         14,004        (19,400)        4,651              --           1,012
Earnings available to common
  shareholders                $    7,999       (19,205)         14,004        (19,400)        4,651              --         (11,951)
Contribution to earnings
  per share                   $     0.36         (0.89)           0.65          (0.90)         0.22              --           (0.56)
Identifiable assets           $1,037,548       638,929         735,999        734,134       850,311        (358,482)      3,638,439


FISCAL YEAR 2000

Revenues:
  Outside                     $1,337,035        70,445           9,365        199,929       116,425              --       1,733,199
  Intersegment                $       --         7,004          71,021          6,878         1,274         (86,177)             --
                              ----------     -----------     -----------     ---------    ---------    ------------     ------------
  Total revenue               $1,337,035        77,449          80,386        206,807       117,699         (86,177)      1,733,199
Depreciation/amortization     $   88,602         7,934          10,512         14,819        21,787              --         143,654
Interest expense              $   60,341        36,846          39,257             --            --         (39,257)         97,187
Pretax earnings               $   58,486        (6,371)         25,454          7,934        14,190              --          99,693
Income tax benefit/
  (expense)                   $  (20,186)         (331)         (8,930)        (2,611)       (4,117)             --         (36,175)
Net earnings                  $   37,304        (6,040)         16,524          5,323        10,073              --          63,184
Earnings available to common
  shareholders                $   23,663        (6,040)         16,524          5,323        10,073              --          49,543
Contribution to earnings
  per share                   $     1.07         (0.27)           0.75           0.24          0.46              --            2.25
Identifiable assets           $1,222,310       332,396         687,855        664,787       721,311        (337,367)      3,291,292

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


22. SUBSEQUENT EVENTS



     On May 7, 2002, AMERCO declared a cash dividend of $3,241,000 ($0.53125 per preferred share) to the Series A preferred stockholders of record as of May 17, 2002. On September 3, 2002, AMERCO declared a cash dividend of $3,241,000 ($0.53125 per preferred share) to the Series A preferred stockholders of record as of August 16, 2002.



     In May 2002, AREC entered into an agreement with various insurance lenders for $100,000,000 with maturities ranging from 4 to 10 years. Interest is payable semi-annually and currently accrues at rates of 9.03% and 8.60%. AMERCO has guaranteed payment of all amounts due with respect to these notes, which obligations rank equally in right of payment with all of AMERCO's other senior unsecured indebtedness. AREC was required by November 11, 2002 to grant to the lenders a first priority mortgage on real property assets of AREC located in selected states having a fair market value at all times of at least 154% of the aggregate principal amount of the notes. As of January 6, 2003, AREC has not complied with this condition. Under the loan agreement, AREC and AMERCO must comply with certain covenants and restrictions similar to the covenants and restrictions under our other credit agreements.






     On September 24, 2002, Paul F. Shoen filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Paul F. Shoen vs. SAC Holding Corporation et al., CV02-05602, seeking damages and equitable relief on behalf of AMERCO from SAC Holdings and certain current and former members of the AMERCO Board of Directors, including Edward J. Shoen, Mark V. Shoen, and James P. Shoen as defendants. AMERCO is named a nominal defendant for purposes of the derivative action. The complaint alleges breach of fiduciary duty, self-dealing, usurpation of corporate opportunities, wrongful interference with prospective economic advantage and unjust enrichment and seeks the unwinding of sales of self-storage properties by subsidiaries of AMERCO to SAC Holdings over the last several years. The complaint seeks a declaration that such transfers are void as well as unspecified damages. On October 28, 2002, AMERCO, the Shoen directors, the non-Shoen directors and SAC Holdings filed Motions to Dismiss the complaint. On November 12, 2002 the plaintiff responded to the Motions to Dismiss. In addition, on October 28, 2002, Ron Belec filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Ron Belec vs. William E. Carty, et al., CV 02-06331. This derivative suit is substantially similar to the Paul F. Shoen derivative
action. The defendants' responsive pleading was filed on December   , 2002,
AMERCO believes that the allegations contained in both complaints are baseless and without merit and AMERCO will aggressively and vigorously respond to these claims. However, as with any litigation, no assurances can be given as to the outcome.



     On October 15, 2002, AMERCO failed to make a $100 million principal payment due to the BATs. On that date, AMERCO also failed to pay a $26.5 million obligation to Citibank and Bank of America in connection with the BATs.



     As a result of the foregoing, AMERCO is in default with respect to its other credit arrangements that contain cross-default provisions, including its Revolver in the amount of $205 million. In addition to the cross-default under the Revolver, AMERCO is also in default under that agreement as a result of its failure to obtain incremental net cash proceeds and/or availability from additional financings in the aggregate amount of at least $150 million prior to October 15, 2002. In addition, Amerco Real Estate Company has defaulted on a $100 million loan by failing to grant mortgages required by the loan agreement in a timely manner. The obligations of AMERCO currently in default (either directly or as a result of a cross-default) are approximately $1,175.4 million.



      On November 5, 2002, AMERCO announced that it would not make the dividend payment to Series A preferred stockholders, due December 1, 2002.

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



Dated:  January 9, 2003

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




Dated:  January 9, 2003

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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

[Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No. 34-46427.]

Date: January 9, 2003

                                                /s/ Edward J. Shoen
                                       ----------------------------------------
                                                  Edward J. Shoen
                                               Chairman of the Board
                                              and President of AMERCO
                                           and U-Haul International, Inc.

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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

[Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No. 34-46427.]

Date: January 9, 2003

                                                /s/ Gary B. Horton
                                       ----------------------------------------
                                                  Gary B. Horton
                                              Treasurer of AMERCO and
                                               Assistant Treasurer of
                                             U-Haul International, Inc.

                               Index to Exhibits


       Exhibit No.              Description
       -----------              -----------

          2.1     Order Confirming Plan (1)
          2.2     Second Amended and Restated Debtor's Plan of
                    Reorganization Proposed by Edward J. Shoen (1)
          3.1     Restated Articles of Incorporation (2)
          3.2     Restated By-Laws of AMERCO as of August 27, 1996 (3)
          4.1     Debt Securities Indenture dated May 1, 1996 (1)
          4.2     First Supplemental Indenture, dated as of May 6, 1996 (4)
          4.3     Rights Agreement, dated as of August 7, 1998 (13)
          4.5     Second Supplemental Indenture, dated as of October 22, 1997
                   (11)
          4.6     Calculation Agency Agreement (11)
          4.7 6.65%-AMERCO Series 1997 A Bond Backed Asset Trust Certificates ("BATs") due October 15, 2000 (11)
          4.8     Indenture dated September 10, 1996 (9)
          4.9     First Supplemental Indenture dated September 10, 1996 (9)
          4.10    Senior Indenture dated April 1, 2000 (14)
          4.11    First Supplemental Indenture dated April 5, 2000 (14)
          4.12    Second Supplemental Indenture dated February 4, 2001 (15)
         10.1*    AMERCO Employee Savings, Profit Sharing and
                    Employee Stock Ownership Plan (5)
         10.1A*   First Amendment to the AMERCO Employee Savings, Profit
                   Sharing and Employee Stock Ownership Plan (16)
         10.2     U-Haul Dealership Contract (5)
         10.3     Share Repurchase and Registration Rights Agreement with
                    Paul F. Shoen (5)
         10.4     AMERCO Stock Option and Incentive Plan (5)
         10.5     ESOP Loan Credit Agreement (6)
         10.6     ESOP Loan Agreement (6)
         10.7     Trust Agreement for the AMERCO Employee Savings,
                    Profit Sharing and Employee Stock Ownership Plan (6)
         10.8     Amended Indemnification Agreement (6)
         10.9     Indemnification Trust Agreement (6)
         10.10    Promissory Note between SAC Holding Corporation
                    and a subsidiary of AMERCO (12)
         10.10A   Addendum to Promissory Note between SAC Holding Corporation and a subsidiary of AMERCO (20)
         10.11    Promissory Notes between Four SAC Self-Storage Corporation and a subsidiary of AMERCO (12)
         10.11A   Amendment and Addendum to Promissory Note between Four SAC
                    Self-Storage Corporation and Nationwide Commercial Co. (20)
         10.12    Management Agreement between Three SAC Self-Storage
                    Corporation and a subsidiary of AMERCO (12)
         10.13    Management Agreement between Four SAC Self-Storage Corporation and a subsidiary of AMERCO (12)
         10.14    Agreement, dated October 17, 1995, among AMERCO, Edward J.
                    Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds and William E. Carty (8)
         10.15    Directors' Release, dated October 17, 1995, executed by
                    Edward J. Shoen, James P. Shoen, Aubrey K. Johnson,
                    John M. Dodds and William E. Carty in favor of AMERCO (8)
         10.16    AMERCO Release, dated October 17, 1995, executed by AMERCO in favor of Edward J. Shoen, James P. Shoen, Aubrey K.
                    Johnson, John M. Dodds and William E. Carty (8)
         10.21    Management Agreement between Five SAC Self-Storage
                    Corporation and a subsidiary of AMERCO (16)
         10.22    Management Agreement between Eight SAC Self-Storage
                    Corporation and a subsidiary of AMERCO (16)
         10.23    Management Agreement between Nine SAC Self-Storage
                    Corporation and a subsidiary of AMERCO (16)
         10.24    Management Agreement between Ten SAC Self-Storage Corporation and a subsidiary of AMERCO (16)
         10.25 Management Agreement between Six-A SAC Self-Storage Corporation and a subsidiary of AMERCO (17)
         10.26 Management Agreement between Six-B SAC Self-Storage Corporation and a subsidiary of AMERCO (17)


* Indicates compensatory plan arrangement

         10.27    Management Agreement between Six-C SAC Self-Storage
                    Corporation and a subsidiary of AMERCO (17)
         10.28    Management Agreement between Eleven SAC Self-Storage
                    Corporation and a subsidiary of AMERCO (17)
         10.29    Management Agreement between Twelve SAC Self-Storage
                    Corporation and a subsidiary of AMERCO (18)
         10.30    Management Agreement between Thirteen SAC Self-Storage
                    Corporation and a subsidiary of AMERCO (18)
         10.31    Management Agreement between Fourteen SAC Self-Storage
                    Corporation and a subsidiary of AMERCO (18)
         10.32    Management Agreement between Fifteen SAC Self-Storage
                    Corporation and a subsidiary of AMERCO (19)
         10.33    Management Agreement between Sixteen SAC Self-Storage
                    Corporation and a subsidiary of AMERCO (19)
         10.34    Management Agreement between Seventeen SAC Self-Storage
                    Corporation and a subsidiary of AMERCO (19)
         10.35    Management Agreement between Eighteen SAC Self-Storage
                    Corporation and U-Haul (20)
         10.36    Management Agreement between Nineteen SAC Self-Storage
                    Limited Partnership and U-Haul (20)
         10.37    Management Agreement between Twenty SAC Self-Storage
                    Corporation and U-Haul (20)
         10.38    Management Agreement between Twenty-One SAC Self-Storage
                    Corporation and U-Haul (20)
         10.39    Management Agreement between Twenty-Two SAC Self-Storage
                    Corporations and U-Haul (20)
         10.40    Management Agreement between Twenty-Three SAC Self-Storage
                    Corporation and U-Haul (20)
         10.41    Management Agreement between Twenty-Four SAC Self-Storage
                    Limited Partnership and U-Haul (20)
         10.42    Management Agreement between Twenty-Five SAC Self-Storage
                    Limited Partnership and U-Haul (20)
         10.43    Management Agreement between Twenty-Six SAC Self-Storage
                    Limited Partnership and U-Haul (20)
         10.44    Management Agreement between Twenty-Seven SAC Self-Storage
                    Limited Partnership and U-Haul (20)
         10.45    3-Year Credit Agreement with certain lenders named
                    therein (20)
         10.46    Promissory Note between Four SAC Self-Storage Corporation
                    and U-Haul International, Inc. (20)
         10.46A   Amendment and Addendum to Promissory Note between Four SAC
                    Self-Storage Corporation and U-Haul International, Inc. (20)
         10.47    Promissory Note between SAC Holding Corporation and
                    Nationwide Commercial Co. (20)
         10.48    Promissory Note between SAC Holding Corporation and
                    Nationwide Commercial Co. (20)
         10.48A   Amendment and Addendum to Promissory Note between SAC
                    Holding Corporation and Nationwide Commercial Co. (20)
         10.49    Promissory Note between Five SAC Self-Storage Corporation
                    and Nationwide Commercial Co. (20)
         10.50    Promissory Note between Five SAC Self-Storage Corporation
                    and Nationwide Commercial Co. (20)
         10.50A   Amendment and Addendum to Promissory Note between Five SAC
                    Self-Storage Corporation and Nationwide Commercial Co. (20)
         10.51    Promissory Note between Five SAC Self-Storage Corporation
                    and U-Haul International, Inc. (20)
         10.52    Promissory Note between SAC Holding Corporation and Oxford
                    Life Insurance Company (20)
         10.52A   Amendment and Addendum to Promissory Note between SAC
                    Holding Corporation and Oxford Life Insurance Company (20)
         10.53    Promissory Note between SAC Holding Corporation and
                    Nationwide Commercial Company (20)
         10.53A   Amendment and Addendum to Promissory Note between SAC
                    Holding Corporation and Nationwide Commercial Co. (20)
         10.54    Promissory Note between SAC Holding Corporation and U-Haul
                    International, Inc. (20)
         10.54A   Amendment and Addendum to Promissory Note between SAC
                    Holding Corporation and U-Haul International, Inc. (20)
         10.55    Promissory Note between SAC Holding Corporation and U-Haul
                    International, Inc. (20)
         10.55A   Amendment and Addendum to Promissory Note between SAC Holding
                    Corporation and U-Haul International, Inc. (20)
         10.56    Promissory Note between SAC Holding Corporation and U-Haul
                    International, Inc. (20)
         10.56A   Amendment and Addendum to Promissory Note between SAC Holding
                    Corporation and U-Haul International, Inc. (20)
         10.57    Promissory Note between SAC Holding Corporation and
                    Nationwide Commercial Co. (20)
         10.57A   Amendment and Addendum to Promissory Note between SAC Holding
                   Corporation and Nationwide Commercial Co. (20)
         10.58    Promissory Note between SAC Holding Corporation and
                    Nationwide Commercial Co. (20)
         10.58A   Amendment and Addendum to Promissory Note between SAC Holding
                    Corporation and Nationwide Commercial Co. (20)
         10.59    Promissory Note between SAC Holding Corporation and
                    Nationwide Commercial Co. (20)
         10.60    Junior Promissory Note between SAC Holding Corporation and
                    Nationwide Commercial Co. (20)
         10.61    Promissory Note between SAC Holding Corporation and U-Haul
                    International, Inc. (20)
         10.62    Promissory Note between SAC Holding Corporation and U-Haul
                    International, Inc. (20)
         10.63    Promissory Note between SAC Financial Corporation and U-Haul
                    International, Inc. (20)
         12       Statements Re:  Computation of Ratios
         21       Subsidiaries of AMERCO**
         23       Consent of Independent Accountants
         99.1     Certificate of Edward J. Shoen, Chairman of the Board and
                    President of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         99.2     Certificate of Gary B. Horton, Treasurer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         99.3     Certificate of Edward J. Shoen, Chairman of the Board and
                    President of U-Haul International, Inc. pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002
         99.4     Certificate of Gary B. Horton, Assistant Treasurer of U-Haul
                    International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


----------------

**       Previously filed.



(1) Incorporated by reference to AMERCO's Registration Statement on Form S-3, Registration no. 333-1195.
(2) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, file no. 1-11255.
(3) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file no. 1-11255.
(4) Incorporated by reference to AMERCO's Current Report on Form 8-K, dated May 6, 1996, file no. 1-11255.
(5) Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 1993, file no. 1-11255.
(6) Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255.
(7) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, file no. 1-11255.
(8) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, file no. 1-11255.
(9) Incorporated by reference to AMERCO's Current Report on Form 8-K dated September 6, 1996, file no. 1-11255. (10) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, file no. 1-11255.
(11) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, file no. 1-11255.
(12) Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 1997, file no. 1-11255.
(13) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, file no. 1-11255.
(14) Incorporated by reference to AMERCO's Current Report on Form 8-K dated April 5, 2000, file no. 1-11255.
(15) Incorporated by reference to AMERCO's Current Report on Form 8-K dated February 4, 2001, file no. 1-11255.
(16) Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 2000, file no. 1-11255.
(17) Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 2001, file no. 1-11255.
(18) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, file no. 1-11255.
(19) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, file no. 1-11255.
(20) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.