Form 10-Q
period 2002-12-31
AMERCO /NV/; U HAUL INTERNATIONAL INC
filed 2003-02-14
CIK 4457, 4458

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934.

                For the quarterly period ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from __________________ to __________________

          Commission                       Registrant, State of Incorporation                 I.R.S. Employer
         File Number                          Address and Telephone Number                  Identification No.
         -----------                          ----------------------------                  ------------------
           1-11255                  AMERCO                                                      88-0106815
                                    (A Nevada Corporation)
                                    1325 Airmotive Way, Ste. 100
                                    Reno, Nevada 89502-3239
                                    Telephone (775) 688-6300

           2-38498                  U-Haul International, Inc.                                  86-0663060
                                    (A Nevada Corporation
                                    2727 N. Central Avenue
                                    Phoenix, Arizona 85004
                                    Telephone (602) 263-6645

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

20,514,958 shares of AMERCO Common Stock, $0.25 par value were outstanding at December 31, 2002.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at February 14, 2002.

                                TABLE OF CONTENTS

PART I        FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  a)       Condensed Consolidated Balance Sheets as of
                              December 31, 2002 (unaudited) and March 31, 2002 .....   5
                  b)       Condensed Consolidated Statements of Earnings for the
                              Nine months ended December 31, 2002 and 2001
                               (unaudited) .........................................   7
                  c)       Condensed Consolidated Statements of Comprehensive
                              Income for the Nine months ended
                              December 31, 2002 and 2001
                               (unaudited) .........................................   8
                  d)       Condensed Consolidated Statements of Earnings for
                              the Quarters ended December 31, 2002 and 2001
                               (unaudited) .........................................   9
                  e)       Condensed Consolidated Statements of Comprehensive
                              Income for the Quarters ended December 31, 2002
                              and 2001 (unaudited) .................................  10
                  f)       Condensed Consolidated Statements of Cash Flows for
                              the Nine months ended December 31, 2002 and 2001
                               (unaudited) .........................................  11
                  g)       Notes to Condensed Consolidated Financial Statements.....  12

         Item 2.  Management's Discussion and Analysis of Financial
                              Condition and Results of Operations...................  33

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk........  43

         Item 4.  Controls and Procedures...........................................  43

PART II       OTHER INFORMATION

         Item 1.  Legal Proceedings.................................................  44

         Item 3.  Defaults Upon Senior Securities...................................  45

         Item 6.  Exhibits and Reports on Form 8-K..................................  46

                                 THIS PAGE LEFT

                               INTENTIONALLY BLANK

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
                    SAC HOLDING CORPORATIONS AND CONSOLIDATED
                                  SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                December 31,       March 31,
    Assets                                          2002             2002
                                                -----------      -----------
                                                 (Unaudited)
                                                         (in thousands)
Cash and cash equivalents                       $    51,910      $    47,651
Receivables                                         284,708          279,914
Inventories, net                                     64,154           76,519
Prepaid expenses                                     48,722           31,069
Investments, fixed maturities                       930,461          994,875
Investments, other                                  266,102          250,458
Other assets                                        176,737          178,066
                                                -----------      -----------
                                                  1,822,794        1,858,552

Property, plant and equipment, at cost:

   Buildings and improvements                       717,020          703,841
   SAC Holdings' Buildings and improvements         475,794          458,077
   Rental trucks                                  1,128,422        1,071,604
   Other property, plant and equipment              626,263          626,391
   SAC Holdings other property, plant and
     equipment                                      267,072          266,172
                                                -----------      -----------
                                                  3,214,571        3,126,085

   Less accumulated depreciation                 (1,282,675)      (1,211,182)
                                                -----------      -----------
     Total property, plant and equipment          1,931,896        1,914,903
                                                -----------      -----------
Total Assets                                    $ 3,754,690      $ 3,773,455
                                                ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
                    SAC HOLDING CORPORATIONS AND CONSOLIDATED

                                  SUBSIDIARIES

                Condensed Consolidated Balance Sheets, Continued

                                                                    December 31,              March 31,
  Liabilities and Stockholders' Equity                                  2002                    2002
                                                                   -----------              -----------
                                                                    (Unaudited)
                                                                             (in thousands)
  Liabilities:
      AMERCO's notes and loans payable                             $   908,430              $ 1,045,802
      SAC Holdings notes and loans payable                             583,856                  557,761
      Policy benefits and losses, claims and loss expenses
        payable                                                        675,175                  729,343

      Liabilities from premium deposits                                635,924                  572,793
      Other liabilities                                                430,548                  368,650
                                                                   -----------              -----------
        Total liabilities                                            3,233,933                3,274,349

  Commitments and Contingent Liabilities
  Stockholders' equity:

      Serial preferred stock -
        Series A preferred stock                                             -                        -
        Series B preferred stock                                             -                        -
      Serial common stock -
        Series A common stock                                            1,441                    1,441
      Common stock                                                       9,122                    9,122
      Additional paid-in-capital                                       266,073                  267,712
      Accumulated other comprehensive loss                             (52,782)                 (32,384)
      Retained earnings                                                758,474                  716,614
      Cost of common shares in treasury, net                          (448,394)                (449,247)
      Unearned ESOP shares                                             (13,177)                 (14,152)
                                                                   -----------              -----------
        Total stockholders' equity                                     520,757                  499,106
                                                                   -----------              -----------
  Total Liabilities and Stockholders' Equity                       $ 3,754,690              $ 3,773,455
                                                                   ===========              ===========


The accompanying notes are an integral part of these consolidated financial statements.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
                    SAC HOLDING CORPORATIONS AND CONSOLIDATED
                                  SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings

                         Nine months ended December 31,
                                   (Unaudited)


                                                                2002                2001
                                                             ------------      ------------
                                                      (in thousands, except share and per share data)
  Revenues

    Rental revenue                                           $  1,108,202      $  1,047,292
    Net sales                                                     175,709           175,410
    Premiums                                                      243,131           308,261
    Net investment and interest income                             32,763            44,143
                                                             ------------      ------------
      Total revenues                                            1,559,805         1,575,106
Costs and expenses
    Operating expenses                                            823,976           828,524
    Cost of sales                                                  87,484            97,591
    Benefits and losses                                           200,142           276,260
    Amortization of deferred policy acquisition costs              27,895            32,346
    Lease expense                                                 127,443           134,593
    Depreciation, net of gain/(loss) on sale of
     $ (779) and $ 17,907                                          97,514            76,681
                                                             ------------      ------------
        Total costs and expenses                                1,364,454         1,445,995
                                                             ------------      ------------
Earnings from operations                                          195,351           129,111
    Interest expense                                               86,306            74,487
    Fees on early termination of BBATs                             26,551             --
                                                             ------------      ------------
Pretax earnings                                                    82,494            54,624
Income tax expense                                                (33,667)          (23,055)
                                                             ------------      ------------
    Net earnings                                             $     48,826      $     31,569
Preferred stock dividends                                          (9,723)           (9,723)
                                                             ------------      ------------
Earnings available to common shareholders                    $     39,103      $     21,846
                                                             ============      ============
Basic and diluted earnings per common share:                 $       1.88      $       1.04
                                                             ============      ============
Basic and diluted average common shares outstanding:           20,762,722        21,092,225
                                                             ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
                    SAC HOLDING CORPORATIONS AND CONSOLIDATED

                                  SUBSIDIARIES

            Condensed Consolidated Statements of Comprehensive Income

                         Nine months ended December 31,
                                   (Unaudited)

                                                                      2002                     2001
                                                                    --------                 --------
                                                                             (in thousands)
Comprehensive income:
    Net earnings                                                    $ 48,826                 $ 31,569
       Changes in other comprehensive income:
           Foreign currency translation                               (3,393)                  (3,647)
           Fair market value of cash flow hedge                           24                      153
           Unrealized loss on investments                            (15,334)                  13,522
                                                                    --------                 --------
           Total comprehensive income                               $ 30,123                 $ 41,597
                                                                    ========                 ========


The accompanying notes are an integral part of these consolidated financial statements.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
                    SAC HOLDING CORPORATIONS AND CONSOLIDATED
                                  SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings

                           Quarters ended December 31,
                                   (Unaudited)


                                                               2002               2001
                                                           ------------              ------------
                                                        (in thousands, except share and per share data)
  Revenues
     Rental revenue                                        $    319,298              $    300,385
     Net sales                                                   45,074                    44,818
     Premiums                                                    80,115                   105,381
     Net investment and interest income                           7,407                    12,661
                                                           ------------              ------------
        Total revenues                                          451,894                   463,245
Costs and expenses
     Operating expense                                          277,709                   269,877
     Cost of sales                                               21,962                    26,420
     Benefits and losses                                         59,709                    95,487
     Amortization of deferred policy acquisition costs            6,253                    11,413
     Lease expense                                               39,388                    43,380
     Depreciation, net of gain/(loss) on sale of                 32,610                    30,974
     $ (779) million and $ 17,907 million
Total costs and expenses                                        437,631                   477,551
Earnings from operations                                         14,263                   (14,306)
     Interest expense                                            31,419                    21,970
     Fees on early termination of BBATs                          26,551                      --
                                                           ------------              ------------
Pretax loss                                                     (43,707)                  (36,276)
Income tax benefit                                               11,441                    11,206
                                                           ------------              ------------
        Net loss                                           $    (32,266)             $    (25,070)
Less: Preferred Stock Dividends                                  (3,241)                   (3,241)
                                                           ------------              ------------
Loss available to common shareholders                      $    (35,507)             $    (28,311)
                                                           ============              ============
Basic and diluted loss per common share                    $      (1.73)             $      (1.36)
                                                           ============              ============
Basic and diluted average common shares                      20,729,079                20,892,342
                                                           ============              ============
    outstanding:

The accompanying notes are an integral part of these consolidated financial statements.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES
                    SAC HOLDING CORPORATIONS AND CONSOLIDATED

                                  SUBSIDIARIES

            Condensed Consolidated Statements of Comprehensive Income

                           Quarters ended December 31,
                                   (Unaudited)


                                                   2002            2001
                                                  --------      --------
                                                      (in thousands)
Comprehensive income:
    Net earnings                                  $(32,266)     $(25,070)
       Changes in other comprehensive income:
       Foreign currency translation                    (12)         (970)
       Fair market value of cash flow hedge             23           800
       Unrealized loss on investments               (1,984)       17,896
                                                  --------      --------
       Total comprehensive income                 $(34,239)     $ (7,344)
                                                  ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
                    SAC HOLDING CORPORATIONS AND CONSOLIDATED

                                  SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                         Nine months ended December 31,
                                   (Unaudited)


                                                        2002          2001
                                                     ---------      ---------
                                                         (in thousands)
Net cash provided by operating activities            $ 157,820      $ 131,125
                                                     ---------      ---------
Cash flows from investing activities:
    Purchases of investments:
       Property, plant and equipment                  (153,081)      (152,490)
       Fixed maturities                               (248,121)      (140,695)
       Real estate                                     (30,988)       (60,189)
       Mortgage loans                                  (22,000)        (8,497)
    Proceeds from sale of investments:

       Property, plant and equipment                    57,137        109,436
       Fixed maturities                                291,328        117,356
       Mortgage loans                                   13,201         10,039
       Other investments                                (7,057)       (15,670)
                                                     ---------      ---------
Net cash provided (used) by investing activities       (99,581)      (140,710)
                                                     ---------      ---------
Cash flows from financing activities:
    Net change in short-term borrowings                   --           81,743
    Principal borrowings (payments) on notes          (215,358)           (19)
    Investment contract deposits                       137,488        107,855
    Investment contract withdrawals                    (74,047)       (83,224)
    Other financing activities                         100,734       (113,832)
                                                     ---------      ---------
Net cash used by financing activities                  (51,183)        (7,477)
                                                     ---------      ---------
Foreign currency translation                            (2,797)          --
Increase (decrease) in cash and cash equivalents         4,259        (17,062)
Cash and cash equivalents at beginning of period        47,651         52,788
                                                     ---------      ---------
Cash and cash equivalents at end of period           $  51,910      $  35,726
                                                     =========      =========

Cash paid for interest                               $ 105,249      $  61,254
Cash paid for income taxes                           $   8,000      $    --

The accompanying notes are an integral part of these consolidated financial statements.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
                    SAC HOLDING CORPORATIONS AND CONSOLIDATED

                                  SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

             December 31, 2002, March 31, 2002 and December 31, 2001
                                   (Unaudited)


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

         SAC Holding Corporation and SAC Holding II Corporation (collectively referred to as SAC Holdings) are Nevada corporations owned by Mark V. Shoen. Mark V. Shoen is the beneficial owner of 16.3% of AMERCO's common stock and is an executive officer of U-Haul.

PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements presented here include the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holdings and their subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. AMERCO has made significant loans to SAC Holdings and is entitled to participate in SAC Holdings' excess cash flow (after senior debt service). All of the equity interest of SAC Holdings is owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. AMERCO does not have an equity ownership interest in SAC Holdings, except for investments made by RepWest and Oxford in a SAC Holdings-controlled limited partnership which holds Canadian self-storage properties. SAC Holdings are not legal subsidiaries of AMERCO. AMERCO is not liable for the debts of SAC Holdings and there are no default provisions in AMERCO indebtedness that cross-default to SAC Holdings' obligations. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in AMERCO's annual financial statements and notes. For a more detailed presentation of the accounts and transactions of AMERCO, refer to AMERCO's Form 10-K.

         The condensed consolidated balance sheet as of December 31, 2002 and the related condensed consolidated statements of earnings, comprehensive income, and cash flows for the nine months and quarters ended December 31, 2002 and 2001 are unaudited. In our opinion, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

         Certain reclassifications have been made to the financial statements for the nine months and the quarter ended December 31, 2001 to conform with the current period's presentation.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
                    SAC HOLDING CORPORATIONS AND CONSOLIDATED
                                  SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)

2.       INVESTMENTS

         A comparison of amortized cost to estimated market value for fixed maturities is as follows:

        September 30, 2002                   Par Value                  Gross      Gross      Estimated
           Consolidated                     or number of  Amortized  unrealized  unrealized     market
         Held-to-Maturity                      shares       cost        gains     losses        value
         ----------------                      ------       ----        -----     ------        -----
                                                                  (in thousands)
U.S. treasury securities and government
   obligations                              $     925     $     490  $     180          --   $       670
U.S. government agency mortgage-backed
   securities                               $   4,042         4,028        284          --         4,312
Corporate securities                                         24,932        566        (748)       24,750
Mortgage-backed securities                  $  13,979        17,214        447         (13)       17,648
Redeemable preferred stocks                        --       105,323        782       (2,271)     103,834
                                            ---------        ------        ---         ---        ------
                                                   --     $ 151,987  $   2,259   $    (3032)  $   151,214

         September 30, 2002                  Par Value                       Gross            Gross        Estimated
            Consolidated                    or number of     Amortized    unrealized        unrealized    market value
         Available-for-Sale                    shares          cost          gains            losses
                                                                         (in thousands)
U.S. treasury securities and government
   obligations                              $   8,760     $  41,747     $   3,776        $      --      $  45,523
U.S. government agency mortgage-backed
   securities                               $  67,616        69,711         1,705           (3,296)        68,120
Obligations of states and political
   subdivisions                             $   3,675         5,874           268               (4)         6,138
Corporate securities                        $ 516,695       622,989        27,110          (43,460)       606,639
Mortgage-backed securities                  $  22,287        24,715           486             (612)        24,589
Redeemable preferred stocks                     1,070        26,350           449             (587)        26,212
Redeemable common stocks                           59         2,449          (978)            (218)         1,253
                                                          ---------     ---------        ---------      ---------
                                                            793,835        32,816          (48,177)       778,474
                                                          ---------     ---------        ---------      ---------
    Total                                          --     $ 945,822     $  35,075        $ (51,209)     $ 929,688
                                                          =========     =========        =========      =========

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
                    SAC HOLDING CORPORATIONS AND CONSOLIDATED

                                  SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)

3.       CONTINGENT LIABILITIES AND COMMITMENTS

         During the nine months ended December 31, 2002, a subsidiary of AMERCO entered into two transactions whereby the subsidiary sold rental trucks and trailers to unrelated third parties, which were subsequently leased back to an AMERCO subsidiary. Following are the lease commitments for the leases executed during the nine months and quarter ended December 31, 2002, and subsequently leased back which have a term of more than one year:

                                Year ending                        Lease
                                 March 31,                      Commitments
                                   2003                            $  354
                                   2004                             1,416
                                   2005                             1,416
                                   2006                             1,416
                                   2007                             1,416
                                Thereafter                          4,749
                                                                 --------
                                                                 $ 10,767
                                                                 ========

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

         A subsidiary of U-Haul, INW Company (INW), owns one property located within two different state hazardous substance sites in the State of Washington. The sites are referred to as the "Yakima Valley Spray Site" and the Yakima Railroad Area." INW has been named as a "potentially responsible party" under state law with respect to this property as it relates to both sites. As a result of the cleanup costs of approximately $5.5 to $10.0 million required by the State of Washington, INW filed for reorganization under federal bankruptcy laws in May of 2001. The potential liability to INW could be in the range of $2.0 million to $5.5 million.

         Based upon the information currently available, compliance with the environmental laws and the costs of investigation and cleanup of known hazardous waste sites are not expected to have a material adverse affect on AMERCO's financial position of operating results.

         We are currently under IRS examination for the years 1996-1997. The IRS has proposed adjustments to our 1997 and 1996 tax returns in the amount of $229.8 million and $87.3 million, respectively. Nearly all of the adjustments relate to denials of deductions that we took for costs incurred in resolution of prior litigation with certain members of the Shoen family and their corporations. We believe these income tax deductions are appropriate and we are vigorously contesting the IRS adjustments. We estimate that if we are unsuccessful in our challenge in all respects, based on our current tax position, we could incur tax exposure totaling approximately $76.0 million plus interest.

         On July 20, 2000, Charles Kocher ("Kocher") filed suit in Wetzel County, West Virginia, Civil Action No. 00-C-51-K, entitled Charles Kocher v. Oxford Life Insurance Co. ("Oxford") seeking compensatory and punitive damages for breach of contract, bad faith and unfair claims settlement practices arising from an alleged failure of Oxford to properly and timely pay a claim under a disability and dismemberment policy aquired in conjunction with the purchase of a $7,800 used pick-up truck. On March 22, 2002, the jury returned a verdict of $5 million in compensatory damages and $34 million in punitive damages. On November 5, 2002, the trial court entered an Order ("Order") affirming the $39 million jury verdict and denying Oxford's Motion for New Trial Or, in The Alternative, Remittitur. Oxford is in the process of perfecting its appeal to the West Virginia Supreme Court. Management does not believe that the Order is sustainable and expects the Order to be overturned by the West Virginia Supreme Court, in part because the jury award has no reasonable nexus to the actual harm suffered by Kocher.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
                    SAC HOLDING CORPORATIONS AND CONSOLIDATED

                                  SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)

4.       NEW ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded at present value and accreted over the life of the asset and depreciated over the remaining life of the long-lived asset. SFAS 143 defines a legal obligation as one that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after June 15, 2002.

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. We have adopted this statement effective April 1, 2002 and it did not affect our consolidated financial position or results of operations.

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

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
                    SAC HOLDING CORPORATIONS AND CONSOLIDATED

                                  SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)

         In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, (SFAS 146) Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company intends to adopt the Statement at that time.

         In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates without reconsideration the guidance in FASB Interpetation No. 34, which is being superseded. The adoption of FIN 45 will not have any immediate effect on the Company's consolidated financial statements and will be applied prospectively.

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("FAS 148"), which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirement of FAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of FAS 148 is not expected to have a material impact on the Company's consolidated balance sheet or results of operations.

         In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins ("ARB") No. 51, Consolidated Financial Statements ("FIN 46"). FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
                    SAC HOLDING CORPORATIONS AND CONSOLIDATED

                                  SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)

5.       CONSOLIDATING INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA

         AMERCO has four industry segments represented by moving and storage operations (AMERCO and U-Haul), real estate (Real Estate), property and casualty insurance (RepWest), and life insurance (Oxford). SAC Holdings consist of one moving and storage industry segment.

Consolidating balance sheets by industry segment as of December 31, 2002 are as follows:


                                                         U-Haul
                                                         Moving                   Property and
                                                       and Storage                  Casualty        Life
                                            AMERCO     Operations   Real Estate  Insurance (1)  Insurance (1)
                                         -----------   -----------  ------------  ------------  -------------
                                                                    (in thousands)
DECEMBER 31, 2002

ASSETS

Cash and cash equivalents                $    23,073      26,783        320          2,774         (1,803)
Receivables                                       21      49,621     15,935        210,740         22,791
Inventories, net                                  --      61,614          4             --             --
Prepaid expenses                                  90      47,291         11             --             --
Investments, fixed maturities                     --          --         --        292,682        637,779
Investments, other                            10,000     256,109     92,266        115,244        159,154
Other assets                               1,845,419       5,249      5,050        140,212        142,137
                                         -----------   ---------    -------        -------        -------
                                           1,878,603     446,667    113,586        761,652        960,058

Property, plant and equipment, at cost:

   Buildings and improvements                     --     121,635    595,385             --             --
   SAC Holdings buildings
and improvements                                  --          --         --             --             --
   Rental trucks                                  --   1,128,422         --             --             --
   Other property, plant and
equipment                                        454     468,152    157,657             --             --
   SAC Holdings other property,
plant and equipment                               --          --         --             --             --
                                         -----------   ---------    -------        -------        -------
                                                 454   1,718,209    753,042             --             --
   Less accumulated depreciation                (312)   (977,006)  (252,820)            --             --
                                         -----------   ---------    -------        -------        -------
      Total property, plant and
equipment                                        142     741,203    500,222             --             --
                                         -----------   ---------    -------        -------        -------

TOTAL ASSETS                             $ 1,878,745   1,187,870    613,808        761,652        960,058
                                         ===========   =========    =======        =======        =======


                                                                       SACH Moving
                                                            AMERCO     and Storage                    Total
                                           Eliminations  Consolidated  Operations   Eliminations  Consolidated
                                           ------------  ------------  -----------  ------------  ------------

DECEMBER 31, 2002

ASSETS

Cash and cash equivalents                          --        51,147        763              --          51,910
Receivables                                        --       299,108     (2,021)        (12,379)        284,708
Inventories, net                                   --        61,618      2,536              --          64,154
Prepaid expenses                                   --        47,392      1,330              --          48,722
Investments, fixed maturities                      --       930,461         --              --         930,461
Investments, other                            (20,249)      612,524      7,558        (353,980)        266,102
Other assets                               (1,991,432)      146,635     30,102              --         176,732
                                           ----------      ---------   -------        --------      ---------
                                           (2,011,681)    2,148,885     40,268        (366,359)      1,822,794

Property, plant and equipment, at cost:

   Buildings and improvements                      --       717,020         --              --         717,020
   SAC Holdings buildings
and improvements                                   --            --    730,824        (255,030)        475,794
   Rental trucks                                   --     1,128,422         --              --       1,128,422
   Other property, plant and
equipment                                          --       626,263         --              --         626,263
   SAC Holdings other property,
plant and equipment                                --            --    267,072              --         267,072
                                           ----------      ---------   -------        --------      ---------
                                                   --     2,471,705    997,896        (255,030)      3,214,571
   Less accumulated depreciation                   --    (1,230,138)   (51,405)         (1,132)     (1,282,675)
                                           ----------     ----------   -------        --------      ----------
      Total property, plant and
equipment                                          --      1,241,567   946,491        (256,162)      1,931,896
                                           ----------      ---------   -------        --------      ----------

TOTAL ASSETS                               (2,011,681)     3,390,452   986,759        (622,521)     3,754,690
                                           ==========      =========   =======        ========      =========

(1) Balances as of September 30, 2002

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
                    SAC HOLDING CORPORATIONS AND CONSOLIDATED
                                  SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)

5.    CONSOLIDATING INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, CONTINUED

Consolidating balance sheets by industry segment as of December 31, 2002 are as follows, continued:


                                                        Moving and
                                                         Storage                       Property and
                                                       Operations                        Casualty           Life
                                         AMERCO           U-Haul        Real Estate    Insurance (1)    Insurance (1)
                                      -----------      -----------      -----------    -------------    -------------
                                                                          (in thousands)
DECEMBER 31, 2002

LIABILITIES
AMERCO's notes and loans payable      $   832,956           14,789          100,185              --               --
SAC Holdings notes and loans
  payable                                      --               --               --              --               --
Policy benefits and losses,
  claims and loss expenses payable             --               --               --         495,252          179,923

Liabilities from premium deposits              --               --               --              --          635,924
Other liabilities                         316,729          506,288          298,929          56,262           28,797
                                      -----------      -----------      -----------     -----------      -----------
   Total liabilities                    1,149,685          521,077          399,114         551,514          844,644

Minority Interest                              --               --               --              --               --

STOCKHOLDERS' EQUITY
Serial preferred stock -
   Series A preferred stock                    --               --               --              --               --
   Series B preferred stock                    --               --               --              --               --
Serial common stock -
   Series A common stock                    1,441               --               --              --               --
Common stock                                9,122              540                1           3,300            2,500
Additional paid-in-capital                405,285          130,465          147,481          71,975           15,169
Accumulated other comprehensive
  loss                                    (47,695)         (43,197)              --          (1,489)          (8,898)
Retained earnings                         779,065          592,182           67,212         136,352          106,643
Cost of common shares in treasury        (418,178)              --               --              --               --
Unearned ESOP shares                           20          (13,197)              --              --               --
                                      -----------      -----------      -----------     -----------      -----------
   Total stockholders' equity             729,060          666,793          214,694         210,138          115,414
                                      -----------      -----------      -----------     -----------      -----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                $ 1,878,745        1,187,870          613,808         761,652          960,058
                                      ===========      ===========      ===========     ===========      ===========


                                                                        SACH Moving
                                                          AMERCO        and Storage                         Total
                                      Eliminations     Consolidated     Operations     Eliminations      Consolidated
                                      ------------     ------------     -----------    ------------      ------------
                                                                     (in thousands)
AMERCO's notes and loans payable          (39,500)         908,430               --              --          908,430
SAC Holdings notes and loans
  payable                                      --               --          972,044        (388,188)         583,856
Policy benefits and losses,
  claims and loss expenses payable             --          675,175               --              --          675,175

Liabilities from premium deposits              --          635,924               --              --          635,924
Other liabilities                        (727,963)         479,042           52,552        (101,046)         430,548
                                      -----------      -----------      -----------     -----------      -----------
   Total liabilities                     (767,463)       2,698,571        1,024,596        (489,234)       3,233,933

Minority Interest                              --               --            9,045          (9,045)              --

STOCKHOLDERS' EQUITY
Serial preferred stock -
   Series A preferred stock                    --               --               --              --               --
   Series B preferred stock                    --               --               --              --               --
Serial common stock -
   Series A common stock                       --            1,441               --              --            1,441
Common stock                               (6,341)           9,122               --              --            9,122
Additional paid-in-capital               (365,088)         405,287           28,281        (167,495)         266,073
Accumulated other comprehensive
  loss                                     50,191          (51,088)         (24,352)         22,658          (52,782)
Retained earnings                        (922,980)         758,474          (50,811)         50,811          758,474
Cost of common shares in treasury              --         (418,178)              --         (30,216)        (448,394)
Unearned ESOP shares                           --          (13,177)              --              --          (13,177)
                                      -----------      -----------      -----------     -----------      -----------
   Total stockholders' equity          (1,244,248)         691,881          (46,882)       (124,242)         520,757
                                      -----------      -----------      -----------     -----------      -----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 (2,011,681)       3,390,452          986,759        (622,521)       3,754,689
                                      ===========      ===========      ===========     ===========      ===========


(1) Balances as of September 31, 2002

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
                    SAC HOLDING CORPORATIONS AND CONSOLIDATED
                                  SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)

5. CONSOLIDATING INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, CONTINUED:

Consolidating balance sheets by industry segment as of March 31, 2002 are as follows, continued:

                                                    U-Haul
                                                    Moving                      Property and
                                                  and Storage                     Casualty         Life
                                    AMERCO        Operations     Real Estate    Insurance (1)  Insurance (1)    Eliminations
                                 ------------    ------------    ------------   -------------  -------------    ------------
                                                                               (in thousands)
MARCH 31, 2002
ASSETS
Cash and cash equivalents        $        71          29,823             576           5,912         11,259            --
Receivables                                7          17,970           5,020         230,228         26,689            --
Inventories, net                        --            72,323               4            --             --              --
Prepaid expenses                         112          44,461              11            --             --              --
Investments, fixed maturities           --              --              --           362,569        632,306            --
Investments, other                    10,000         264,984          95,245          95,918        172,281         (24,855)
Other assets                       2,017,383          31,993           4,401         125,193         76,176      (2,089,307)
                                 -----------     -----------     -----------     -----------    -----------     -----------
                                   2,027,573         461,554         105,257         819,820        918,711      (2,114,162)

Property, plant and
 equipment, at cost:
   Buildings and improvements           --           124,059         579,782            --             --              --
   SAC Holdings buildings and
     improvements                       --              --              --              --             --                (1)
   Rental trucks                        --         1,071,604            --              --             --              --
   Other property, plant and
     equipment                           395         465,215         160,781            --             --              --
   SAC Holdings other
     property, plant and
     equipment                          --              --              --              --             --              --
                                 -----------     -----------     -----------     -----------    -----------     -----------
                                         395       1,660,878         740,563            --             --                (1)
   Less accumulated
     depreciation                       (299)       (923,685)       (248,525)           --            --              --
                                 -----------     -----------     -----------     -----------    -----------     -----------
      Total property, plant
        and equipment                     96         737,193         492,038            --             --                (1)

TOTAL ASSETS                     $ 2,027,669       1,198,747         597,295         819,820        918,711      (2,114,163)
                                 ===========     ===========     ===========     ===========    ===========     ===========


                                                 SACH Moving
                                    AMERCO       and Storage                         Total
                                 Consolidated     Operations     Eliminations    Consolidated
                                 ------------    ------------    ------------    ------------
MARCH 31, 2002
ASSETS
Cash and cash equivalents             47,641              10            --            47,651
Receivables                          279,914            --              --           279,914
Inventories, net                      72,327           4,192            --            76,519
Prepaid expenses                      44,584            --           (13,515)         31,069
Investments, fixed maturities        994,575            --              --           994,875
Investments, other                   613,573          30,090        (393,205)        250,458
Other assets                         165,839          25,694         (13,467)        178,066
                                 -----------     -----------     -----------     -----------
                                   2,218,753          59,986        (420,187)      1,858,552

Property, plant and
 equipment, at cost:
   Buildings and improvements        703,841            --              --           703,841
   SAC Holdings buildings and
     improvements                         (1)        713,108        (255,030)        458,077
   Rental trucks                   1,071,604            --              --         1,071,604
   Other property, plant and
     equipment                       626,391            --              --           626,391
   SAC Holdings other
     property, plant and
     equipment                          --           266,172            --           266,172
                                 -----------     -----------     -----------     -----------
                                   2,401,835         979,280        (255,030)      3,126,085
   Less accumulated
     depreciation                 (1,172,509)        (37,541)         (1,132)     (1,211,182)
                                 -----------     -----------     -----------     -----------
      Total property, plant
        and equipment              1,229,326         941,739        (256,162)      1,914,903

TOTAL ASSETS                       3,448,079       1,001,725        (676,349)      3,773,455
                                 ===========     ===========     ===========     ===========


(1) Balances as of December 31, 2001

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
                    SAC HOLDING CORPORATIONS AND CONSOLIDATED
                                  SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)

5. CONSOLIDATING INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, CONTINUED:

Consolidating balance sheets by industry segment as of March 31, 2002 are as follows, continued


                                                                  U-Haul
                                                                Moving and                   Property and
                                                                 Storage                       Casualty
                                                  AMERCO        Operations     Real Estate   Insurance (1)   Life Insurance (1)
                                               ------------    ------------    -----------   -------------   -----------------
                                                                                             (in thousands)
MARCH 31, 2002
LIABILITIES
AMERCO's notes and loans payable               $ 1,030,805          14,793             204           --             --
SAC Holdings notes and loans payable                  --              --              --             --             --
Policy benefits and losses, claims and loss
  expenses payable                                    --              --              --          551,592        177,751
Liabilities from premium deposits                     --              --              --             --          572,793
Other liabilities                                  310,464         608,236         398,656         54,203         39,360
                                               -----------     -----------     -----------    -----------    -----------
   Total liabilities                             1,341,269         623,029         398,860        605,795        789,904

STOCKHOLDERS' EQUITY
Serial preferred stock -
   Series A preferred stock                           --              --              --             --             --
   Series B preferred stock                           --              --              --             --             --
Serial common stock -
   Series A common stock                             1,441            --              --             --             --
Common stock                                         9,122             540               1          3,300          2,500
Additional paid-in-capital                         405,794         130,465         147,347         71,508         15,174
Accumulated other comprehensive loss               (32,384)        (39,804)           --            4,967          4,947
Retained earnings                                  719,178         498,689          51,087        134,250        106,186
Cost of common shares in treasury                 (416,771)           --              --             --             --
Unearned ESOP shares                                    20         (14,172)           --             --             --
                                               -----------     -----------     -----------    -----------    -----------
   Total stockholders' equity                      686,400         575,718         198,435        214,025        128,807
                                               -----------     -----------     -----------    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 2,027,669       1,198,747         597,295        819,820        918,711
                                               ===========     ===========     ===========    ===========    ===========



                                                                               SACH Moving
                                                                  AMERCO       and Storage                        Total
                                               Eliminations    Consolidated     Operations     Eliminations    Consolidated
                                               ------------    ------------    ------------    ------------    ------------
MARCH 31, 2002
LIABILITIES
AMERCO's notes and loans payable                      --         1,045,802            --              --         1,045,802
SAC Holdings notes and loans payable                  --              --           957,378        (399,617)        557,761
Policy benefits and losses, claims and loss
  expenses payable                                    --           729,343            --              --           729,343
Liabilities from premium deposits                     --           572,793            --              --           572,793
Other liabilities                                 (979,999)        430,920          63,866        (126,136)        368,650
                                               -----------     -----------     -----------     -----------     -----------
   Total liabilities                              (979,999)      2,778,858       1,021,244        (525,753)      3,274,349

STOCKHOLDERS' EQUITY
Serial preferred stock -
   Series A preferred stock                           --              --              --              --              --
   Series B preferred stock                           --              --              --              --              --
Serial common stock -
   Series A common stock                              --             1,441            --              --             1,441
Common stock                                        (6,341)          9,122            --              --             9,122
Additional paid-in-capital                        (364,494)        405,794          28,281        (166,363)        267,712
Accumulated other comprehensive loss                29,890         (32,384)         (2,385)          2,385         (32,384)
Retained earnings                                 (793,219)        716,171         (45,415)         45,858         716,614
Cost of common shares in treasury                     --          (416,771)           --           (32,476)       (449,247)
Unearned ESOP shares                                  --           (14,152)           --                --         (14,152)
                                               -----------     -----------     -----------     -----------     -----------
   Total stockholders' equity                   (1,134,164)        669,221         (19,519)       (150,596)        499,106
                                               -----------     -----------     -----------     -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      (2,114,163)      3,448,079       1,001,725        (676,349)      3,773,455
                                               ===========     ===========     ===========     ===========     ===========


(1) Balances as of December 31, 2001

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
                    SAC HOLDING CORPORATIONS AND CONSOLIDATED
                                  SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)

5. CONSOLIDATING INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, CONTINUED:

Consolidating income statements by industry segment for the nine months ended December 31, 2002 are as follows, continued:

                                                            U-Haul
                                                            Moving                       Property and
                                                         and Storage                       Casualty         Life
                                            AMERCO        Operations      Real Estate    Insurance (1)   Insurance (1)
                                         ------------    ------------    ------------    -------------   -------------
                                                                                        (in thousands)
NINE MONTHS ENDED DECEMBER 31, 2002
Revenues
   Rental revenue                        $      --            994,34          51,384            --              --
   Net sales                                    --           137,554              48            --              --
   Premiums                                     --              --              --           126,876         121,099
   Net investment and interest income        105,535          23,243           8,040          21,464          11,815
                                         -----------     -----------     -----------     -----------     -----------
      Total revenues                         105,535       1,155,143          59,472         148,340         132,914
Costs and expenses
   Operating expenses                         11,399         747,623           5,080          26,234          28,334
   Cost of sales                                --            71,481              17            --
   Benefits and losses                          --              --              --           111,733          88,409
   Amortization of deferred policy
acquisition costs                               --              --              --            13,159          14,736
   Lease expense                                 697         120,407           7,480            --              --
   Depreciation, net                              21          77,599           5,437            --              --
                                         -----------     -----------     -----------     -----------     -----------
      Total costs and expenses                12,117       1,017,110          18,014         151,126         131,479
                                         -----------     -----------     -----------     -----------     -----------
Earnings (loss) from operations               93,418         138,033          41,458          (2,786)          1,435
   Interest expense                           29,842           7,657          16,650            --              --
   Fees on early termination of BBATs         26,551            --              --              --              --
                                         -----------     -----------     -----------     -----------     -----------
Pretax earnings (loss)                        37,025         130,376          24,808          (2,786)          1,435
Income tax benefit (expense)                 (13,884)        (36,883)         (8,683)            (79)           (978)
                                         -----------     -----------     -----------     -----------     -----------
   Net earnings                               23,141          93,493          16,125          (2,865)            457
                                         ===========     ===========     ===========     ===========     ===========
Less: preferred stock dividends                9,723            --              --              --              --
                                         -----------     -----------     -----------     -----------     -----------
Earnings (loss) available to common
  shareholders                           $    13,418          93,493          16,125          (2,865)            457
                                         ===========     ===========     ===========     ===========     ===========


                                                                          SACH Moving
                                            AMERCO          AMERCO        and Storage                        Total
                                         Eliminations    Consolidated     Operations     Eliminations    Consolidated
                                         ------------    ------------    ------------    ------------    ------------
NINE MONTHS ENDED DECEMBER 31, 2002
Revenues
   Rental revenue                            (52,092)        993,638         123,760          (9,195)    $ 1,108,202
   Net sales                                    --           137,602          38,107            --           175,709
   Premiums                                   (4,844)        243,131            --              --           243,131
   Net investment and interest income       (113,195)         56,902            --           (28,956)         27,946
                                         -----------     -----------     -----------     -----------     -----------
      Total revenues                        (170,131)      1,431,273         161,867         (38,151)      1,554,989
Costs and expenses
   Operating expenses                        (60,421)        758,249          74,922          (9,195)        823,976
   Cost of sales                                --            71,498          15,986            --            87,484
   Benefits and losses                          --           200,142            --              --           200,142
   Amortization of deferred policy
acquisition costs                               --            27,895            --              --            27,895
   Lease expense                                --           128,584            --            (5,956)        122,628
   Depreciation, net                            --            83,057          14,457            --            97,514
                                         -----------     -----------     -----------     -----------     -----------
      Total costs and expenses               (60,421)      1,269,425         105,365         (15,151)      1,359,637
                                         -----------     -----------     -----------     -----------     -----------
Earnings (loss) from operations             (109,710)        161,848          56,502         (23,000)        195,350
   Interest expense                             --            54,149          60,551         (28,394)         86,306
   Fees on early termination of BBATs           --            26,551            --              --            26,551
                                         -----------     -----------     -----------     -----------     -----------
Pretax earnings (loss)                      (109,710)         81,148          (4,049)          5,394          82,493
Income tax benefit (expense)                  28,185         (32,322)         (1,345)           --           (33,667)
                                         -----------     -----------     -----------     -----------     -----------
   Net earnings                              (81,525)         48,826          (5,394)          5,394          48,826
                                         ===========     ===========     ===========     ===========     ===========
Less: preferred stock dividends                 --             9,723            --              --              9,723
                                         -----------     -----------     -----------     -----------     -----------
Earnings (loss) available to common
  shareholders                               (81,525)         39,103          (5,394)          5,394     $    39,103
                                         ===========     ===========     ===========     ===========     ===========


(1) Balances as of September 30, 2002

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
                    SAC HOLDING CORPORATIONS AND CONSOLIDATED
                                  SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)

5. CONSOLIDATING INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, CONTINUED:

Consolidating income statements by industry segment for the nine months ended December 31, 2001 are as follows, continued:

                                                           U-Haul
                                                           Moving                        Property and
                                                         and Storage                       Casualty         Life
                                            AMERCO        Operations      Real Estate    Insurance (1)   Insurance (1)
                                         ------------    ------------    ------------    ------------    ------------
                                                                                        (in thousands)
NINE MONTHS ENDED DECEMBER 31, 2001
Revenues
   Rental revenue                        $      --           976,081          52,278            --              --
   Net sales                                    --           158,513              43            --              --
   Premiums                                     --              --              --           192,982         119,736
   Net investment and interest income        163,341          17,566           6,929          23,967          18,975
                                         -----------     -----------     -----------     -----------     -----------
      Total revenues                         163,341       1,152,160          59,250         216,949         138,711
Costs and expenses
   Operating expenses                          4,775         763,271          (4,869)         42,556          30,207
   Cost of sales                                --            89,096              20            --
   Benefits and losses                          --              --              --           188,256          88,004
   Amortization of deferred policy
acquisition costs                               --              --              --            17,837          14,509
   Lease expense                                 576         123,225           9,329            --              --
   Depreciation, net                            (504)         73,561          (4,303)           --              --
                                         -----------     -----------     -----------     -----------     -----------
      Total costs and expenses                 4,847       1,049,153             177         248,649         132,720
                                         -----------     -----------     -----------     -----------     -----------
Earnings (loss) from operations              158,494         103,007          59,073         (31,700)          5,991
   Interest expense                           82,614           8,823          27,953            --              --
                                         -----------     -----------     -----------     -----------     -----------
Pretax earnings (loss)                        75,880          94,184          31,120         (31,700)          5,991
Income tax benefit (expense)                (29,403)         (34,586)        (10,892)         11,209          (1,787)
                                         -----------     -----------     -----------     -----------     -----------
   Net earnings (loss)                        46,477          59,598          20,228         (20,491)          4,204
                                         ===========     ===========     ===========     ===========     ===========
Less: preferred stock dividends                9,723            --              --              --              --
                                         -----------     -----------     -----------     -----------     -----------
Earnings (loss) available to common
  shareholders                           $    36,754          59,598          20,228         (20,491)          4,204
                                         ===========     ===========     ===========     ===========     ===========


                                                                          SACH Moving
                                                            AMERCO        and Storage                       Total
                                         Eliminations    Consolidated     Operations     Eliminations    Consolidated
                                         ------------    ------------    ------------    ------------    ------------
NINE MONTHS ENDED DECEMBER 31, 2001
Revenues
   Rental revenue                            (48,264)        980,095          77,816         (10,619)    $ 1,047,292
   Net sales                                    --           158,556          16,854            --           175,410
   Premiums                                   (4,457)        308,261            --              --           308,261
   Net investment and interest income       (163,892)         66,886            --           (22,743)         44,143
                                         -----------     -----------     -----------     -----------     -----------
      Total revenues                        (216,613)      1,513,798          94,670         (33,362)      1,575,106
Costs and expenses
   Operating expenses                        (45,544)        790,396          44,039          (5,911)        828,524
   Cost of sales                                  87          89,203           8,388            --            97,591
   Benefits and losses                          --           276,260            --              --           276,260
   Amortization of deferred policy
acquisition costs                               --            32,346            --              --            32,346
   Lease expense                               6,508         139,638             564          (5,609)        134,593
   Depreciation, net                              36          68,790           8,132            (241)         76,681
                                         -----------     -----------     -----------     -----------     -----------
      Total costs and expenses               (38,913)      1,396,633          61,123         (11,761)      1,445,995
                                         -----------     -----------     -----------     -----------     -----------
Earnings (loss) from operations             (177,700)        117,165          33,547         (21,601)        129,111
   Interest expense                          (61,238)         58,152          39,078         (22,743)         74,487
                                         -----------     -----------     -----------     -----------     -----------
Pretax earnings (loss)                      (116,462)         59,013          (5,531)          1,142          54,624
Income tax benefit (expense)                  38,590         (26,869)           (308)          4,122         (23,055)
                                         -----------     -----------     -----------     -----------     -----------
   Net earnings (loss)                       (77,872)         32,144          (5,839)          5,264          31,569
                                         ===========     ===========     ===========     ===========     ===========
Less: preferred stock dividends                 --             9,723            --              --             9,723
                                         -----------     -----------     -----------     -----------     -----------
Earnings (loss) available to common
  shareholders                               (77,872)         22,421          (5,839)          5,264     $    21,846
                                         ===========     ===========     ===========     ===========     ===========


(1) Balances as of September 30, 2002

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
                    SAC HOLDING CORPORATIONS AND CONSOLIDATED
                                  SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)

5. CONSOLIDATING INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, CONTINUED:

Consolidating income statements by industry segment are as follows, continued:

                                                             U-Haul
                                                             Moving                    Property and
                                                           and Storage                   Casualty          Life
                                              AMERCO       Operations    Real Estate   Insurance (1)    Insurance (1)
                                            -----------    -----------   -----------   -------------    -------------
                                                                                       (in thousands)
QUARTER ENDED DECEMBER 31, 2002

Revenues
   Rental revenue                            $    --         282,852        21,675          --               --
   Net sales                                      --          34,881            13          --               --
   Premiums                                       --            --            --          40,557           40,406
   Net investment and interest income           (4,514)        7,280         3,056         6,207            4,042
                                             ---------     ---------     ---------     ---------        ---------
      Total revenues                            (4,514)      325,013        24,744        46,764           44,448
Costs and expenses
   Operating expenses                            6,265       244,195         6,964        13,587            8,485
   Cost of sales                                  --          18,416             1          --               --
   Benefits and losses                            --            --            --          31,788           27,921
   Amortization of deferred policy
acquisition costs                                 --            --            --           1,638            4,615
   Lease expense                                   234        40,370         2,748          --               --
   Depreciation, net                                13        26,756         1,174         --               --
                                             ---------     ---------     ---------     ---------        ---------
      Total costs and expenses                   6,512       329,737        10,887        47,013           41,021
                                             ---------     ---------     ---------     ---------        ---------
Earnings (loss)  from operations               (11,026)       (4,724)       13,857          (249)           3,427
   Interest expense                              3,433         1,532         7,853          --               --
   Fees on early extinguishment of BBAT's       26,551          --           --            --               --
                                             ---------     ---------     ---------     ---------        ---------
Pretax earnings (loss)                         (41,010)       (6,256)        6,004          (249)           3,427
Income tax benefit (expense)                    15,379        11,081        (2,102)       (1,039)          (1,677)
                                             ---------     ---------     ---------     ---------        ---------
   Net earnings (loss)                         (25,631)        4,825         3,902        (1,288)           1,750
                                             =========     =========     =========     =========        =========
Less: preferred stock dividends                  3,241          --           --            --               --
                                             ---------     ---------     ---------     ---------        ---------
Earnings available to common shareholders    $(28,872 )        4,825         3,902        (1,288)           1,750
                                             =========     =========     =========     =========        =========


                                                                            SACH Moving
                                                              AMERCO        and Storage                        Total
                                            Eliminations    Consolidated    Operations      Eliminations    Consolidated
                                            ------------    ------------    -----------     ------------    ------------
QUARTER ENDED DECEMBER 31, 2002
Revenues
   Rental revenue                              (21,747)        282,780          39,369          (2,851)      $ 319,298
   Net sales                                      --            34,894          10,180            --            45,074
   Premiums                                       (848)         80,115            --              --            80,115
   Net investment and interest income           (1,716)         14,355           --             (6,948)          7,407
                                             ---------       ---------       ---------       ---------       ---------
      Total revenues                           (24,311)        412,144          49,549          (9,799)        451,894
Costs and expenses
   Operating expenses                          (23,635)        255,861          24,698          (2,850)        277,709
   Cost of sales                                  --            18,417           3,545            --            21,962
   Benefits and losses                            --            59,709            --              --            59,709
   Amortization of deferred policy
acquisition costs                                 --             6,253            --              --             6,253
   Lease expense                                  --            43,352            --            (3,964)         39,388
   Depreciation, net                             --             27,943           4,667           --             32,610
                                             ---------       ---------       ---------       ---------       ---------
      Total costs and expenses                 (23,635)        411,535          32,910          (6,814)        437,631
                                             ---------       ---------       ---------       ---------       ---------
Earnings (loss)  from operations                   676             609          16,639          (2,985)         14,263
   Interest expense                              9,199          22,017          20,483         (11,081)         31,419
   Fees on early extinguishment of BBAT's        --             26,551           --              --             26,551
                                             ---------       ---------       ---------       ---------       ---------
Pretax earnings (loss)                          (9,875)        (47,959)         (3,844)          8,096         (43,707)
Income tax benefit (expense)                    (8,708)         12,934            (494)           (999)         11,441
                                             ---------       ---------       ---------       ---------       ---------
   Net earnings (loss)                         (18,583)        (35,025)         (4,338)          7,097         (32,266)
                                             =========       =========       =========       =========       =========
Less: preferred stock dividends                  --              3,241           --              --              3,241
                                             ---------       ---------       ---------       ---------       ---------
Earnings available to common shareholders      (18,583)        (38,266)         (4,338)          7,096       $ (35,507)
                                             =========       =========       =========       =========       =========

(1) Balances as of December 31, 2002

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
                    SAC HOLDING CORPORATIONS AND CONSOLIDATED
                                  SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)

5. CONSOLIDATING INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, CONTINUED:

Consolidating income statements by industry segment are as follows, continued:

                                                            U-Haul Moving                     Property and
                                                             and Storage                        Casualty           Life
                                               AMERCO        Operations       Real Estate     Insurance (1)    Insurance (1)
                                             ---------      -------------     -----------     -------------    -------------
                                                                                              (in thousands)
QUARTER ENDED DECEMBER 31, 2001
Revenues
   Rental revenue                            $    --           273,638           17,423             --               --
   Net sales                                      --            40,270               14             --               --
   Premiums                                       --              --               --             64,717           42,198
   Net investment and interest income          102,342           4,907            2,129            8,102            5,791
                                             ---------       ---------        ---------        ---------        ---------
      Total revenues                           102,342         318,815           19,566           72,819           47,989
Costs and expenses
   Operating expenses                            1,905         245,136           (1,628)          13,793           10,771
   Cost of sales                                  --            23,946                4             --               --
   Benefits and losses                            --              --               --             65,618           29,869
   Amortization of deferred policy
acquisition costs                                 --              --               --              6,196            5,217
   Lease expense                                   191          39,900            2,814             --               --
   Depreciation, net                                 5          26,198            1,720             --               --
                                             ---------       ---------        ---------        ---------        ---------
      Total costs and expenses                   2,101         335,180            2,910           85,607           45,857
                                             ---------       ---------        ---------        ---------        ---------
Earnings from operations                       100,241         (16,365)          16,656          (12,788)           2,132
   Interest expense                              8,064           1,693            8,229             --               --
   Fees on early extinguishment of BBAT's         --              --               --               --               --
                                             ---------       ---------        ---------        ---------        ---------
Pretax earnings (loss)                          92,177         (18,058)           8,427          (12,788)           2,132
Income tax benefit (expense)                     3,483           5,526           (2,949)           4,522             (555)
                                             ---------       ---------        ---------        ---------        ---------
   Net earnings (loss)                          95,660         (12,532)           5,478           (8,266)           1,577
                                             =========       =========        =========        =========        =========
Less: preferred stock dividends                  3,241            --               --               --               --
                                             ---------       ---------        ---------        ---------        ---------
Earnings available to common shareholders    $  92,419         (12,532)           5,478           (8,266)           1,577
                                             =========       =========        =========        =========        =========



                                                                            SACH Moving
                                                              AMERCO        and Storage                        Total
                                            Eliminations    Consolidated    Operations      Eliminations    Consolidated
                                            ------------    ------------    -----------     ------------    ------------
QUARTER ENDED DECEMBER 31, 2001
Revenues
   Rental revenue                              (11,947)      279,114            24,809            (3,538)      $ 300,385
   Net sales                                      --          40,284             4,534              --            44,818
   Premiums                                     (1,534)      105,381              --                --           105,381
   Net investment and interest income         (102,534)       20,737             --               (8,076)         12,661
                                             ---------     ---------         ---------         ---------       ---------
      Total revenues                          (116,015)      445,516            29,343           (11,614)        463,245
Costs and expenses
   Operating expenses                          (13,124)      256,853            14,993            (1,969)        269,877
   Cost of sales                                    29        23,979             2,441              --            26,420
   Benefits and losses                            --          95,487              --                --            95,487
   Amortization of deferred policy
acquisition costs                                 --          11,413              --                --            11,413
   Lease expense                                 2,170        45,075               175            (1,870)         43,380
   Depreciation, net                                12        27,935             3,119               (80)         30,974
                                             ---------     ---------         ---------         ---------       ---------
      Total costs and expenses                 (10,913)      460,742            20,728            (3,919)        477,551
                                             ---------     ---------         ---------         ---------       ---------
Earnings from operations                      (105,102)      (15,226)            8,615            (7,695)        (14,306)
   Interest expense                               (230)       17,756            11,795            (7,581)         21,970
   Fees on early extinguishment of BBAT's        --            --                --                --              --
                                             ---------     ---------         ---------         ---------       ---------
Pretax earnings (loss)                        (104,872)      (32,982)           (3,180)             (114)        (36,276)
Income tax benefit (expense)                     --           10,027              (197)            1,376          11,206
                                             ---------     ---------         ---------         ---------       ---------
   Net earnings (loss)                        (104,872)      (22,955)           (3,377)            1,262         (25,070)
                                             =========     =========         =========         =========       =========
Less: preferred stock dividends                  --            3,241             --                --              3,241
                                             ---------     ---------         ---------         ---------       ---------
Earnings available to common shareholders     (104,872)      (26,196)           (3,377)            1,262       $ (28,311)
                                             =========     =========         =========         =========       =========

(1) Balances as of September 30, 2001

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
                    SAC HOLDING CORPORATIONS AND CONSOLIDATED
                                  SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)

5.       CONSOLIDATING INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, CONTINUED:

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2002 are as follows:

                                                                            U-Haul
                                                                            Moving                    Property and
                                                                          and Storage                   Casualty
                                                              AMERCO      Operations    Real Estate   Insurance (1)
                                                              ------      ----------    -----------   -------------
                                                                                                      (in thousands)
NINE MONTHS ENDED DECEMBER 31, 2002

Net cash flows provided by (used in) operating activities    $ 231,977        81,401       (90,812)      (45,151)
                                                             ---------     ---------     ---------     ---------

Cash flows from investing activities:
   Purchases of investments:
      Property, plant and equipment                                (76)     (140,467)      (12,538)           --
      Fixed maturities                                              --            --            --            --
      Real estate                                                   --            --            --        (9,229)
      Mortgage loans                                                --            --            --            --
   Proceeds from sale of investments:

      Property, plant and equipment                                 --        57,003           134            --
      Fixed maturities                                              --         8,875         2,979        64,312
      Mortgage loans                                                --            --            --           561
      Other investments                                             --            --         2,979       (13,631)
                                                             ---------     ---------     ---------     ---------
Net cash provided by (used in) investing activities                (76)      (74,589)       (9,425)       42,013
                                                             ---------     ---------     ---------     ---------

Cash flows from financing activities:

   Net change in short-term borrowings                                            --            --            --
   Principal repayments                                       (201,010)           (4)                         --
   Investment contract deposits                                     --            --            --            --
   Investment contract withdrawals                                  --            --            --            --
   Other financing activities                                                               99,981
Net cash provided by (used in) financing activities           (208,899)       (6,459)       99,981            --
                                                              --------     ---------     ---------     ---------

Foreign currency translation                                                  (3,393)

Increase (decrease) in cash and cash equivalents                23,002        (3,040)         (256)       (3,138)
Cash and cash equivalents at the beginning of period                71        29,823           576         5,912
                                                             ---------     ---------     ---------     ---------
Cash and cash equivalents at the end of period               $  23,073        26,783           320         2,774
                                                             ---------     ---------     ---------     ---------

                                                                                                      SACH Moving
                                                               Life                        AMERCO     and Storage       Total
                                                            Insurance(1)  Eliminations  Consolidated   Operations    Consolidated
                                                            ------------  ------------  ------------   ----------    ------------
Net cash flows provided by (used in) operating activities      (18,999)           --       158,416          (596)      157,820
                                                             ---------     ---------     ---------                   ---------

Cash flows from investing activities:
   Purchases of investments:
      Property, plant and equipment                                 --            --      (153,081)                   (153,081)
      Fixed maturities                                        (248,121)           --      (248,121)           --      (248,121)
      Real estate                                              (21,759)           --       (30,988)           --       (30,988)
      Mortgage loans                                           (22,000)                    (22,000)           --       (22,000)
   Proceeds from sale of investments:

      Property, plant and equipment                                 --            --        57,137            --        57,137
      Fixed maturities                                         215,162            --       291,328            --       291,328
      Mortgage loans                                            12,640            --        13,201            --        13,201
      Other investments                                          6,574            --        (7,057)           --        (7,057)
                                                             ---------     ---------     ---------     ---------     ---------
Net cash provided by (used in) investing activities            (57,504)           --       (99,581)           --       (99,581)
                                                             ---------     ---------     ---------     ---------     ---------

Cash flows from financing activities:

   Net change in short-term borrowings                              --                                       --
   Principal repayments                                             --                    (215,358)                   (215,358)
   Investment contract deposits                                137,488            --       137,488            --       137,488
   Investment contract withdrawals                             (74,047)           --       (74,047)           --       (74,047)
   Other financing activities                                                     --        99,981          753        100,734
Net cash provided by (used in) financing activities             63,441            --       (51,936)          753       (51,183)
                                                             ---------     ---------     ---------     ---------     ---------

Foreign currency translation                                                                (3,393)          596        (2,797)

Increase (decrease) in cash and cash equivalents               (13,062)           --         3,506           753         4,259
Cash and cash equivalents at the beginning of period            11,259            --        47,641            10        47,651
                                                             ---------     ---------     ---------     ---------     ---------
Cash and cash equivalents at the end of period                  (1,803)           --        51,147           763        51,910
                                                             ---------     ---------     ---------     ---------     ---------

(1) Balances as of September 30, 2002

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
                    SAC HOLDING CORPORATIONS AND CONSOLIDATED
                                  SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)

5.       CONSOLIDATING INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, CONTINUED:

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2001 are as follows, continued:

                                                                            U-Haul
                                                                            Moving                    Property and
                                                                          and Storage                   Casualty          Life
                                                              AMERCO      Operations    Real Estate   Insurance (1)    Insurance(1)
                                                              ------      ----------    -----------   -------------   ------------
                                                                                                      (in thousands)
NINE MONTHS ENDED DECEMBER 31, 2001
Net cash flows provided by (used in) operating activities    $  39,461        82,291       (36,377)      (31,969)        4,819
                                                              --------      --------       --------      ----------   ---------

Cash flows from investing activities:
   Purchases  of investments:
      Property, plant and equipment                                 --      (152,490)           --            --            --
      Fixed maturities                                              --            --            --        (8,888)     (131,807)
      Real estate                                                   --            --            --       (57,500)       (2,689)
      Mortgage loans                                                --            --          (561)           --        (7,936)
   Proceeds from sale of investments:

      Property, plant and equipment                                673        74,268        34,495            --            --
      Fixed maturities                                              --            --            --        30,154        87,202
      Mortgage loans                                                --            68           425             1         9,545
      Other investments                                             --        (4,912)        1,252        12,744       (24,754)
                                                              --------      --------       --------      ----------   ---------
Net cash provided by (used in) investing activities                673       (83,066)       35,611       (23,489)      (70,439)
                                                              --------      --------       --------      ----------   ---------

Cash flows from financing activities:

   Net change in short-term borrowings                          81,743            --            --            --            --
   Borrowings                                                       --            --           (19)           --            --
   Investment contract deposits                                     --            --            --            --       107,855
   Investment contract withdrawals                                  --            --            --            --       (83,224)
   Other financing activities                                 (121,536)        7,704            --        57,500        15,400
                                                              --------      --------       --------      ----------   ---------
Net cash provided by (used in) financing activities            (39,793)        7,704           (19)       57,500        40,031
                                                              --------      --------       --------      ----------   ---------
Increase (decrease) in cash and cash equivalents                   341         6,929          (785)        2,042       (25,589)
Cash and cash equivalents at the beginning of period               114        21,814           988         3,063        26,799
                                                              --------      --------       --------      ----------   ---------
Cash and cash equivalents at the end of period               $     455        28,743           203         5,105         1,210
                                                              --------      --------       --------      ----------   ---------

                                                                                         SACH Moving
                                                                             AMERCO      and Storage                    Total
                                                            Eliminations  Consolidated   Operations   Eliminations   Consolidated
                                                            ------------  ------------  ------------  -----------    ------------

NINE MONTHS ENDED DECEMBER 31, 2001

Net cash flows provided by( used in) operating activities       72,900       131,125            --           --          131,125
                                                              --------      --------       --------      ----------   ---------

Cash flows from investing activities:
   Purchases  of investments:
      Property, plant and equipment                                 --      (152,490)           --           --         (152,490)
      Fixed maturities                                              --      (140,695)           --           --         (140,695)
      Real estate                                                   --       (60,189)           --           --          (60,189)
      Mortgage loans                                                --        (8,497)           --           --           (8,497)
   Proceeds from sale of investments:

      Property, plant and equipment                                 --       109,436            --           --          109,436
      Fixed maturities                                              --       117,356            --           --          117,356
      Mortgage loans                                                --        10,039            --           --           10,039
      Other investments                                             --       (15,670)           --           --          (15,670)
                                                              --------      --------       --------      ----------   ---------
Net cash provided by (used in) investing activities                 --      (140,710)           --           --         (140,710)
                                                              --------      --------       --------      ----------   ---------

Cash flows from financing activities:

   Net change in short-term borrowings                              --        81,743            --           --           81,743
   Borrowings                                                       --           (19)           --           --              (19)
   Investment contract deposits                                     --       107,855            --           --          107,855
   Investment contract withdrawals                                  --       (83,224)           --           --          (83,224)
   Other financing activities                                  (72,900)     (113,832)           --           --         (113,832)
                                                              --------      --------       --------      ----------   ---------
Net cash provided by (used in) financing activities            (72,900)       (7,477)           --           --           (7,477)
                                                              --------      --------       --------      ----------   ---------
Increase (decrease) in cash and cash equivalents                    --       (17,062)           --           --          (17,062)
Cash and cash equivalents at the beginning of period                --        52,778            10           --           52,788
                                                              --------      --------       --------      ----------   ---------
Cash and cash equivalents at the end of period                      --        35,716            10           --           35,726
                                                              --------      --------       --------      ----------   ---------

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
                    SAC HOLDING CORPORATIONS AND CONSOLIDATED
                                  SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)

5.    INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, CONTINUED


                                United States     Canada      Consolidated   United States     Canada      Consolidated
                                -------------   -----------   ------------   -------------   -----------   -----------
 Geographic Area Data -                      Nine months ended                              Quarter ended
(All amounts are in U.S. $'s)   ------------------------------------------   -----------------------------------------
                                                                    (in thousands)
December 31, 2002
Total revenues                  $ 1,515,914     $    43,891   $ 1,559,805    $   436,971     $    14,923   $   451,894
Depreciation/amortization           121,412           3,997       125,409         37,536           1,327        38,863
Interest expense                     83,017           3,289        86,306         30,475             944        31,419
Pretax earnings                      75,529           6,965        82,494        (44,136)            429       (43,707)
Income tax                          (31,430)            263       (31,167)        13,678             263        13,941
Identifiable assets               3,692,121          51,329     3,743,450      3,692,121          51,329     3,743,450

December 31, 2001
Total revenues                  $ 1,543,596          31,510     1,575,106        455,811           7,928       463,739
Depreciation/amortization           106,337           2,691       109,028         39,965             942        40,907
Interest expense                     74,528             (41)       74,487         22,050             (80)       21,970
Pretax earnings                      49,442           5,182        54,624        (35,144)           (636)      (35,780)
Income tax                          (23,055)             --       (23,055)        11,204              --        11,204
Identifiable assets               3,714,508          58,947     3,773,455      3,714,508          58,947     3,773,455

6.    NOTES AND LOANS PAYABLE

      On October 15, 2002, the Company failed to make a $100 million principal payment and a $3.6 million interest payment due to the Series 1997-C Bond Backed, Asset Trust. On that date, the Company also failed to pay $26.5 million in the aggregate to Citibank and Bank of America in connection with the Series 1997-C bonds. The $26.5 million has been recorded as fees on early termination of BBATs during the quarter ended December 31, 2002.

      As a result of the foregoing, the Company is in default with respect to its other credit arrangements which contain cross-default provisions, including its 3-Year Credit Agreement dated June 28, 2002 (the "Credit Agreement"). In addition to the cross-default under the Credit Agreement, the Company is also in default under that agreement as a result of its failure to obtain incremental net cash proceeds and/or availability from additional financings in the aggregate amount of at least $150.0 million prior to October 15, 2002. The total amount of obligations currently in default (either directly or as a result of a cross-default) is approximately $1,178.1 million.

      On November 11, 2002, AMERCO announced that it will defer the dividend payment to the holders of its Series A 8 1/2% preferred stock due December 1, 2002. On February 6, 2003, AMERCO announced that it will defer the Series A 8 -1/2% Preferred Stock quarterly dividend that is payable on March 1, 2003. The dividend amount is $3.2 million.

7.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the quarter and nine months ended December 31, 2002, the Company purchased $744,000 and $1.8 million, respectively of printing from Form Builders, Inc. Mark V. Shoen, his daughter and Edward J. Shoen's sons are major stockholders of Form Builders, Inc.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains forward-looking statements. We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may include, but are not limited to, projections of revenues, income or loss, estimates of capital expenditures, our plans and intentions regarding the recapitalization of our balance sheet and the payment of dividends arrearages, plans for future operations, products or services, financing needs and plans, our perceptions of our legal positions and anticipated outcomes of pending litigation against us, and liquidity as well as assumptions relating to the foregoing. The words "believe", "expect", "anticipate", "estimate", "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Some of the important factors that could cause our actual results, performance or financial condition to differ materially from our expectations are: fluctuations in our costs to maintain and update our fleet and facilities; our inability to refinance our debt; our ability to successfully recapitalize our balance sheet and cure existing defaults of our debt agreements, our ability to continue as a going concern, changes in government regulations, particularly environmental regulations; our credit ratings; the availability of credit; changes in demand for our products; changes in the general domestic economy; the degree and nature of our competition; the resolution of pending litigation against the company; changes in accounting standards; and other factors described in this Quarterly Report on Form 10-Q or the other documents we file with the Securities and Exchange Commission. The above factors, the following disclosures, as well as other statements in this report and in the Notes to Consolidated Financial Statements, could contribute to or cause such differences, or could cause AMERCO's stock and note prices to fluctuate dramatically.

GENERAL

      Information on industry segments is incorporated by reference from -- Notes 1 and 5 of Notes to Condensed Consolidated Financial Statements. The notes discuss the principles of consolidation, summarized consolidated financial information and industry segment and geographical area data, respectively. In consolidation, all intersegment premiums are eliminated and the benefits, losses and expenses are retained by the insurance companies.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Management's discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, estimates are reevaluated, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include allowances for doubtful accounts, depreciation of revenue earning vehicles and buildings, self-insured liabilities, impairments of assets, insurance reserves, premiums and acquisition cost amortization, income taxes and commitments and contingencies. Our estimates are based on historical experience, observance of trends in particular areas, information and/or valuations available from outside sources and on various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions and conditions.

      Accounting policies are considered critical when they are significant and involve difficult, subjective or complex judgments or estimates. We consider the following to be critical accounting policies:

      Principles of consolidation -- The consolidated financial statements include the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holdings and the wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. AMERCO does not have an equity ownership interest in SAC Holdings or any of SAC Holdings' subsidiaries, except for investments made by Repwest and Oxford in a SAC Holdings-controlled limited partnership which holds Canadian self-storage properties. SAC Holdings are not legal subsidiaries of AMERCO. AMERCO is not liable for the debts of SAC Holdings and there are no default provisions in AMERCO indebtedness that cross-default to SAC Holdings' obligations.

      Revenue earning vehicles and buildings -- Depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal (i.e. no gains or losses). In determining the depreciation rate, we review historical disposal experience and holding periods, and trends in the market. Due to longer holding periods on trucks and the resulting increased possibility of changes in the economic environment and market conditions, these estimates are subject to a greater degree of risk.

      Long-lived assets and intangible assets -- We review carrying value whenever events or circumstances indicate the carrying values may not be recoverable through projected undiscounted future cash flows. The events could include significant underperformance relative to expected, historical or projected future operating results, significant changes in the manner of using the assets, overall business strategy, significant negative industry or economic trends and non-compliance with significant debt agreements.

      Investments -- In determining if and when a decline in market value below amortized cost is other than temporary, we review quoted market prices, dealer quotes or a discounted cash flow analysis. Permanent declines in value are recognized in the current period operating results to the extent of the decline.

      Insurance Revenue and Expense Recognition -- Premiums are recognized as revenue as earned over the terms of the respective policies. Benefits and expenses are matched with recognized premiums to result in recognition over the life of the contracts. This match is accomplished by recording a provision for future policy benefits and unpaid claims and claim adjustment expenses and by amortizing deferred policy acquisition costs. Charges related to services to be performed are deferred until earned. The amounts received in excess of premiums and fees are included in other policyholder funds in the consolidated balance sheets.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED DECEMBER 31, 2002 VERSUS NINE MONTHS ENDED DECEMBER 31, 2001

U-HAUL MOVING AND STORAGE OPERATIONS

      Revenues consist of rental revenues, net sales and investment earnings. Rental revenue was $994.3 million and $976.1 million for the nine months ended December 31, 2002 and 2001.

      Net sales revenues were $137.6 million and $158.5 million for the nine months ended December 31, 2002 and 2001. The decrease in sales was due to the sale of stores to SAC Holdings. U-Haul sold 114 stores to SAC Holdings during the period from August 1, 2001 to March 28, 2002.

      Cost of sales were $71.5 million and $89.1 million for the nine months ended December 31, 2002 and 2001. The decrease was due to the sale of U-Haul-owned stores to SAC Holdings.

      Operating expenses before intercompany eliminations were $747.6 million and $763.3 million for the nine months ended December 31, 2002 and 2001. Operating expenses declined due to the sale of stores to SAC Holdings.

      Lease expense was $120.4 million and $123.2 million for the nine months ended December 31, 2002 and 2001. This decrease reflects a decline in the number of leased rental trucks.

      Net depreciation expense was $77.6 million and $73.6 million for the nine months ended December 31, 2002 and 2001.

      Operating profit before intercompany eliminations was $138.0 million and $103.0 million for the nine months ended December 31, 2002 and 2001.

SAC MOVING AND STORAGE OPERATIONS

      Total revenues consist of storage rental revenues, vehicle rental commissions and net sales. Total rental revenue was $123.8 million and $77.8 million for the nine months ended December 31, 2002 and 2001. Storage revenues increased $46.0 million due to increased facility capacity through the acquisition of 114 new locations from U-Haul between August 2001 and March 2002, and increased storage rates.

      Net sales revenues were $38.1 million and $16.9 million for the nine months ended December 31, 2002 and 2001. This reflects the acquisition of additional stores.

      Operating expenses before intercompany eliminations were $74.9 million and $44.0 million for the nine months ended December 31, 2002 and 2001. The increase was due to more stores in operation.

      Cost of sales were $16.0 million and $8.4 million for the nine months ended December 31, 2002 and 2001. The increase was due to the acquisition of new stores.

      Net depreciation expense was $14.5 million and $8.4 million for the nine months ended December 31, 2002 and 2001. The increase was due to the addition of stores. Depreciation expense is reported net of gains (losses) in sale of assets of $ 779.0 million and $ 17,907.0 million for the nine months ended December 31, 2002 and 2001.

      Operating profits were $56.5 million and $33.5 million for the nine months ended December 31, 2002 and 2001.

AMERCO'S REAL ESTATE OPERATIONS

      Rental revenue before intercompany eliminations was $51.4 million and $52.3 million for the nine months ended December 31, 2002 and 2001. Intercompany revenue was $42.1 and $50.4 million for the nine months ended December 31, 2002 and 2001.

      Net investment and interest income was $8.0 million and $6.9 million for the nine months ended December 31, 2002 and 2001.

      Lease expense was $7.5 million and $9.3 for the nine months ended December 31, 2002 and 2001.

      Net depreciation expense was $5.4 million and $(4.3) million for the nine months ended December 31, 2002 and 2001. Gains on asset sales during fiscal year 2001 resulted in the negative depreciation expense.

      Operating profit before intercompany eliminations was $41.5 million and $59.0 million for the nine months ended December 31, 2002 and 2001.

PROPERTY AND CASUALTY

      RepWest's earned premiums were $126.9 million and $193.0 million for the nine months ended September 30, 2002 and 2001. The decrease in premiums from 2001 to 2002 was primarily the result of eliminating the Company's direct Non-Standard Auto line, obtaining additional quota share reinsurance on the Transportation line, and a significant reduction in the Assumed Reinsurance program.

      Net investment income was $21.5 million and $24.0 million for the nine months ended September 31, 2002 and 2001. The decrease is attributable to a reduction of invested assets.

      Operating expenses were $26.2 million and $42.6 million for the nine months ended September 30, 2002 and 2001. The decrease is a result of reduced general and administrative expenses.

      Benefits and losses incurred were $111.7 million and $188.3 million for the nine months ended September 30, 2002 and 2001. This decrease was attributable to reduced earned premiums and to the elimination of unprofitable programs.

      The amortization of deferred acquisition costs (DAC) was $13.0 million and $17.8 million for the nine months ended September 30, 2002 and 2001. The decrease is the result of reduced premium writing.

      Operating (loss) before intercompany eliminations was $(2.8) million and $(31.7) million for the nine months ended September 30, 2002 and 2001. The decrease in losses is the result of the elimination of unprofitable lines of business as well as decreased expenses.

LIFE INSURANCE

      Net premiums were $121.1 million and $119.7 million for the nine months ended September 30, 2002 and 2001, respectively. Oxford increased Medicare supplement premiums by $5.4 million through direct writings and rate management activity. Whole life sales increased $1.4 million above the same period in 2001. Credit insurance premiums decreased $2.4 million for the nine months. Major medical premiums decreased $2.3 million due to the termination of the in-force policies.

      Net investment income before intercompany eliminations decreased $7.2 million to $11.8 million due to realized losses on fixed maturities and write downs of fixed maturities whose decline in value is deemed to be other than temporary.

      Operating expenses were $28.3 million and $30.2 million for the nine months ended September 30, 2002 and 2001. General and administrative expenses net of fees collected increased $0.7 million.

      Benefits incurred were $88.4 million and $88.0 million for the nine months ended September 30, 2002 and 2001. Medicare supplement incurred benefits increased $1.2 million due to an increase in population. Life insurance benefits increased $1.4 million due to new business lines written. Major medical benefits declined $2.2 million due to the termination of in-force policies.

      Amortization of DAC and the value of business acquired VOBA was $14.7 million and $14.5 million for the nine months ended September 30, 2002 and 2001.

      Operating profit/(loss) before intercompany eliminations was $1.4 million and $6.0 million for the nine months ended September 30, 2002 and 2001. The decline is primarily due to the write downs of bonds whose decline in value is deemed other than temporary.

QUARTER ENDED DECEMBER 31, 2002 VERSUS QUARTER ENDED DECEMBER 31, 2001

U-HAUL MOVING AND STORAGE OPERATIONS

      Revenues consist of rental revenues and net sales. Total rental revenue was $282.9 million and $273.6 million for the quarters ended December 31, 2002 and 2001.

      Net sales revenues were $34.9 million and $40.3 million for the quarters ended December 31, 2002 and 2001. The decline in sales is the result of fewer stores operating during fiscal year 2002.

      Operating expenses before intercompany eliminations were $244.2 million and $245.1 million for the quarters ended December 31, 2002 and 2001.

      Cost of sales was $18.4 million and $23.9 million for the quarters ended December 31, 2002 and 2001. The decrease is the result of a reduction in the number of stores in operation.

      Lease expense was $40.4 million and $39.9 million for the quarters ended December 31, 2002 and 2001.

      Net depreciation expense was $26.8 million and $26.2 million for the quarters ended December 31, 2002 and 2001.

      Operating (loss) before intercompany eliminations was $(6.2) million and $(16.4) million for the quarters ended December 31, 2002 and 2001.

SAC MOVING AND STORAGE OPERATIONS

      Revenues consist of rental revenues and net sales. Total rental revenue was $39.4 million and $24.8 million for the quarters ended December 31, 2002 and 2001. Storage revenues increased $10.2 million due to increased facility capacity through the acquisition of 114 locations from UHI and increased storage rental rates.

      Net sales revenues were $10.2 million and $4.5 million for the quarters ended December 31, 2002 and 2001. The increase is due to the increase in the number of stores in operation.

      Cost of sales was $3.5 million and $2.4 million for the quarters ended December 31, 2002 and 2001. The increase is attributable to the increased sales volume.

      Net depreciation expense was $4.7 million and $3.1 million for the quarters ended December 31, 2002 and 2001. Depreciation expense has increased as a result of the addition of 114 storage properties over the past 12 months.

      Operating profit/(loss) was $16.6 million and 8.6 million for the quarters ended December 31, 2002 and 2001.

AMERCO'S REAL ESTATE OPERATIONS

      Rental revenue before intercompany eliminations was $21.7 million and $17.4 million for the quarters ended December 31, 2002 and 2001.

      Net investment and interest income was $3.1 million and $2.1 million for the quarters ended December 31, 2002 and 2001.

      Lease expense was $2.7 million and $2.8 million for the quarters ended December 31, 2002 and 2001.

      Net depreciation expense was $1.2 million and $1.7 million for the quarters ended December 31, 2002. The decrease from 2001 to 2002 reflected a loss on the disposition of assets for 2001 of $0.5 million.

      Operating profit before intercompany eliminations was $13.9 million and $16.7 million for the quarters ended December 31, 2002 and 2001.

PROPERTY AND CASUALTY

      RepWest's earned premiums were $40.6 million and $64.7 million for the three months ended September 30, 2002 and 2001, respectively. The decreased from 2001 to 2002 was primarily the result of elimination of RepWest's direct Non-Standard Auto line and a reduction in the Assumed reinsurance segment.

      Net investment income was $6.2 million and $8.1 million for the quarters ended September 30, 2002 and 2001, respectively. The decrease is attributable to a reduction of invested assets.

      Operating expenses were $13.6 million and $13.8 million for the quarters ended September 30, 2002 and 2001, respectively. The decrease is a result of reduced commissions and general and administrative expenses.

      Benefits and losses incurred were $31.8 million and $65.6 million for the quarters ended September 30, 2002 and 2001, respectively. This decrease is attributable to reduced earned premiums and to the elimination of unprofitable lines.

      The amortization of DAC was $1.6 million and $6.2 million for the quarters ended September 30, 2002 and 2001, respectively. The decrease is the result of reduced premium writings.

      Operating (loss) before intercompany elimination was $(.2) million and $(12.8) million for the quarters ended September 30, 2002 and 2001, respectively. The increase is the result of the elimination of unprofitable lines of business as well as decreased expenses.

LIFE INSURANCE

      Net premiums were $40.4 million and $42.2 million for the quarters ended September 30, 2002 and 2001, respectively. Oxford increased Medicare supplement premiums by $0.3 million through direct writings and rate management activity offset by lapses. Credit insurance premiums decreased $0.7 million for the quarter. Major medical premiums decreased by $1.1 million due to the termination of in-force policies. Other business segments had premium decreases totaling $0.3 million.

      Net investment income before intercompany eliminations decreased to $4.0 million from $5.8 million. The decrease is due to a decrease in spreads on fixed deferred annuities.

      Operating expenses were $8.5 million and $10.8 million for the quarters ended September 30, 2002 and 2001, respectively. Commissions increased $0.3 million from 2001 primarily due to the increases in premium in the Medicare supplement and life insurance lines. General and administrative expenses net of fees collected decreased $0.8 million.

      Benefits incurred were $27.9 million and $29.9 million for the quarters ended September 30, 2002 and 2001, respectively. Medicare supplement incurred benefits decreased $1.9 due to improving morbidity experience and a lower exposure. Credit life and disability benefits increased $0.7 million due to decreased exposure and improved morbidity. Major medical benefits decreased by $0.9 million due to termination of in-force policies. Life and annuity segments had benefits increases totaling $1.5 million.

      Amortization of DAC and the value of business acquired VOBA was $4.6 million and $5.2 million for the quarters ended September 30, 2002 and 2001, respectively. The decrease is primarily due to the credit insurance segment.

      Operating profit before intercompany eliminations was $3.4 million and $2.1 million for the quarters ended September 30, 2002 and 2001, respectively. The increase is primarily due to improved profitability in the Medicare supplement segment and expense reductions.

CONSOLIDATED GROUP

INTEREST EXPENSE

      Interest expense was $86.3 million and $54.6 million for the nine months ended December 31, 2002 and 2001, respectively. The increase is due to increased outstanding debt obligations of SAC Holdings as a result of the acquisition of additional storage properties.

      Interest expense of SAC Holdings on third party debt was $31.6 million and $24.1 million for the nine months ended December 31, 2002 and 2001, respectively. AMERCO's interest expense on third party debt was $54.1 and $58.8 million for the nine months ended December 31, 2002 and 2001, respectively.

EARNINGS

      Pretax earnings were $82.5 million and $54.6 million for the nine months ended December 31, 2002 and 2001, respectively. After providing for income taxes, net earnings were $51.3 million and $31.56 million for the nine months ended December 31, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

U-HAUL MOVING AND STORAGE OPERATIONS

      Cash provided by operating activities was $81.4 million and $82.3 million for the quarters ended December 31, 2002 and 2001, respectively.

SAC MOVING AND STORAGE OPERATIONS

      SAC Holdings' operations are funded by various mortgage loans and unsecured notes, with interest rates ranging from 7.5% to 13.0%. SAC Holdings' does not utilize revolving lines of credit to finance its operations or acquisitions. Certain of SAC Holdings' agreements contain restrictive covenants including coverage ratios and restrictions on incurring additional subsidiary indebtedness. At December 31, 2002, SAC Holdings was in compliance with all of these covenants.

PROPERTY AND CASUALTY

      Cash used by operating activities was $45.2 million and $32.0 million for the nine months ended September 30, 2002 and 2001, respectively. This change resulted from decreased written premiums and decreased loss reserves.

      RepWest's cash and cash equivalents and short-term investment portfolio was $2.7 million and $6.3 million at September 30, 2002 and 2001, respectively.

      RepWest maintains a diversified securities investment portfolio, primarily in bonds, at varying maturity levels with 86.0% of the fixed-income securities consisting of investment grade securities. The maturity distribution is designed to provide sufficient liquidity to meet future cash needs. Current liquidity remains stable with current invested assets equal to 74.0% of total liabilities.

      The liability for reported and unreported losses based upon RepWest's historical results and industry averages. Unpaid loss adjustment expenses are based on historical ratios of loss adjustment expenses paid to losses paid. Unpaid loss and loss expenses are not discounted.

      Stockholder's equity was $210.1 million and $214.0 million at September 30, 2002 and 2001, respectively. RepWest considers current shareholder's equity to be adequate to support future growth and absorb unforeseen risk events.

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

      Cash provided/(used) by operating activities was $(19.0) million and 4.8 million for the nine months ended September 30, 2002 and 2001. The decrease in cash flows from operating activities in 2002 relates to $9.5 million of federal income taxes paid, $8.1 million increase in receivables for securities pending settlement, and paid loss experience. Cash flows provided/(used) by financing activities were $63.4 million, and $40.0 million for the nine months ended September 30, 2002, and 2001. Cash flows from deferred annuity sales increase investment contract deposits, which are a component of financing activities. The increase from 2001 is due to increased annuity deposits and reduced annuity withdrawals.

      In addition to cash flows from operating and financing activities, a substantial amount of liquid funds is available through Oxford's short-term portfolio. At September 30, 2002 and 2001, short-term investments were $49.8 million and $74.0 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

      Applicable laws and regulations of the State of Arizona require the Company's insurance subsidiaries to maintain minimum capital and surplus determined in accordance with statutory accounting practices. With respect to Oxford, the amount is $0.4 million. In addition, the amount of dividends that can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. Statutory surplus that can be distributed as dividends without regulatory approval is $0.1 million at September 30, 2002. These restrictions are not expected to have a material adverse effect on the ability of the Company to meet its cash obligations.

      See the discussion of the Kocher case contained in Part II, Item I "Legal Proceedings."

CONSOLIDATED GROUP

      Cash provided by operating activities was $158.4 million and $131.1 million for the nine months ended December 31, 2002 and 2001, respectively. The increase resulted primarily from a decrease in notes and mortgage receivable partially offset by decreases in the accounts payable and intercompany payable balances along with increased earnings.

      At December 31, 2002, total outstanding notes and mortgages payable for AMERCO and wholly owned subsidiaries was $908.3 million compared to $1,045.8 million at March 31, 2002. At December 31, 2002, total outstanding notes and mortgages payable for SAC Holdings and consolidated subsidiaries was $972.1 million compared to $957.8 million at March 31, 2002. SAC Holdings' securitized loan agreements have no guarantees, or triggers that could create a guarantee, from AMERCO. There are no cross default provisions on indebtedness between AMERCO and SAC Holdings.

      On October 15, 2002 the AMERCO failed to make a $100 million principal payment and a $3.6 million interest payment due to the Series 1997-C Bond Backed Asset Trust ("BBAT") holders. On that date, the AMERCO also failed to pay a $26.5 million obligation, in the aggregate, to Citibank and Bank of America in connection with the BBATs. This expense was recognized in the third quarter.

      As a result of the foregoing, the AMERCO is in default with respect to its other credit arrangements that contain cross-default provisions, including its 3-Year Credit Agreement dated June 28, 2002 (the "Revolver") in the amount of $205.0 million. In addition to the cross-default under the Revolver, the Company is also in default under that agreement as a result of the Company's failure to obtain incremental net cash proceeds and/or availability from additional financings in the aggregate amount of at least $150 million prior to October 15, 2002. In addition, Amerco Real Estate Company has defaulted on a $100 million loan by failing to grant mortgages required by the loan agreement in a timely manner. The obligations of the Company currently in default (either directly or as a result of a cross-default) are approximately $1,178.1 million. In addition, the Company may be required to pay interest at default interest rates, which would increase interest expense going forward.

      We have retained the financial restructuring firm Crossroads, LLC to assist with the negotiation of standstill agreements with holders of directly defaulted obligations and waivers from our lenders holding cross-default obligations. This will allow us to pursue financing alternatives and asset sales that will enable us to repay the above-referred amounts that are in direct default, meet fiscal 2004 maturities and restructure our balance sheet.

      We are, through Crossroads, in communication with all of our lenders. On November 27, 2002 we reached a standstill agreement with respect to the Revolver. During the standstill period, the Revolver lenders will receive interest at the default rate on the outstanding balance.

      Generally speaking, our lenders have been cooperative to date and are acting in a manner consistent with customary standstill arrangements even though written standstill agreements have not been executed with any lenders other than the Revolver lenders. All lenders are receiving detailed financial and other information from us concerning the progress of the restructuring. In addition, all of our lenders are continuing to receive all payments due to them (other than the $100 million owed to the BATs and default interest). Lenders that execute a standstill agreement (e.g., the Revolver lenders) will receive default interest.

      Currently, we are in discussions with several major financial institutions regarding loans that would enable us to fully satisfy our obligations under the BATs, the Revolver, and debt maturities in calendar year 2003. On December 20, 2002, we executed term sheets with two major financial institutions for up to $650 million in connection with our planned debt restructuring. We plan to close the financing by March 31, 2003. Our continuation as a going concern is dependent, in part, upon our ability to successfully complete these necessary financing arrangements.

      Although we are optimistic that we will successfully restructure our balance sheet and repay our obligations, there can be no assurance that we will be able to complete asset sales, obtain financing on acceptable terms or secure the standstills and waivers necessary to do so.

      AMERCO does not have any ownership interest in SAC Holdings or its subsidiaries, except for investments made by RepWest and Oxford in a SAC Holdings - controlled limited partnership which holds Canadian self-storage properties. The presentation of the consolidated statements has no bearing on the credit agreements or the operations of either AMERCO or SAC Holdings. The accounts of AMERCO and SAC Holdings are presented as consolidated due to a revised interpretation of EITF 90-15 by the Company's former independent public accountants during the year ended March 31, 2002, which concluded that SAC Holdings' majority owner did not qualify as an independent third party to AMERCO.

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

      Due to the defaults that exist with respect to certain obligations of the Company we suspended the dividend payment to the holders of our Series A 8 1/2% preferred stock that is due December 1, 2002. On February 6, 2003, AMERCO announced that it will defer the Series A 8 -1/2% Preferred Stock quarterly dividend that is payable on March 1, 2003. The dividend amount is $3.2 million.

CREDIT AGREEMENTS

      Our operations are funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes, revolving lines of credit with banks and operating leases. The operating leases are primarily used to finance the Company's fleet of trucks and trailers. As of December 31, 2002, we had $908.4 million in total notes and loans payable outstanding.

      On June 28, 2002, AMERCO entered into an agreement replacing an existing five year $400.0 million revolving credit agreement with the Revolver.

      Certain of our credit agreements contain restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, making third party guarantees, entering into contingent obligations, maintaining certain financial ratios, placing certain additional liens on our properties and assets, and restricting the issuance of certain types of preferred stock. Although AMERCO was in compliance with these covenants at September 30, 2002, we were in default as of October 15, 2002 as a result of our failure to make the principal payment due to the BBAT holders and a covenant contained in the Revolver that required the completion of a $150 million financing. For additional discussion regarding these defaults, see Part II, Item III "Defaults Upon Senior Securities."

      Reference is made to Note 5 of Notes to Consolidated Financial Statements in AMERCO's Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002 for additional information about our credit agreements.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

                                                                  Payments due by Period (as of December 31, 2002)
                                              --------------------------------------------------------------------------------------
                                                                   Prior to         10-01-03            10-01-05     October 1, 2007
          Financial Obligations                  Total             09-30-03         09-30-05            09-30-07      and thereafter
                                              -----------        -----------       -----------        -----------    ---------------
AMERCO's notes and loans Payable              $   908,432        $   276,904       $   224,864        $   237,072       $   169,592
AMERCO's truck and trailer Lease
obligations                                       461,918            130,927           200,243            114,232            16,516
SAC Holdings' financed lease obligations          117,100             39,000            78,100                 --                --
SAC Holdings' notes and loans payable             855,046              9,630            38,792             18,707           787,917
Elimination of SAC Holdings' Obligations
to AMERCO                                        (388,188)                --                --                 --          (388,188)
                                              -----------        -----------       -----------        -----------       -----------
Total Contractual Obligations                 $ 1,954,308        $   456,461       $   541,999        $   370,011       $   585,837
                                              ===========        ===========       ===========        ===========       ===========

The above disclosure is as of December 31, 2002. As discussed above and in Part II, Item III "Defaults Upon Senior Securities", on October 15, 2002 we defaulted on our BBATs and related obligations. This default triggered cross-default provisions in most of AMERCO's other debt agreements. As a result, approximately $1,178.1 million of AMERCO's contractual obligations and commercial commitments listed below are classified as current.

                 Bank of Montreal synthetic lease          $ 149.0
                 Citibank synthetic lease                    101.7
                 3yr Credit Agreement                        205.0
                 Royal Bank of Canada lease                    5.7
                 Amerco Real Estate Notes                    100.0
                 '03 Notes                                   175.0
                 '05 Notes                                   200.0
                 Medium Term Notes                           109.5
                 BBAT                                        100.0
                 Bank of America Obligation (BBAT)            11.3
                 Citicorp Obligation (BBAT)                   15.3
                 Bank of America Swap                          2.1
                 JP Morgan Swap                                3.5
                                                         ---------
                                                         $ 1,178.1

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosure About Market Risk, in AMERCO's Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002.

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

      Within 90 days prior to filing this report, members of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, management concluded that the Company's disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by management of the Company on a timely basis and to ensure that the quality and timeliness of the Company's public disclosures complies with its SEC disclosure obligations.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      On July 20, 2000, Charles Kocher ("Kocher") filed suit in Wetzel County, West Virginia, Civil Action No. 00-C-51-K, entitled Charles Kocher v. Oxford Life Insurance Co. ("Oxford") seeking compensatory and punitive damages for breach of contract, bad faith and unfair claims settlement practices arising from an alleged failure of Oxford to properly and timely pay a claim under a disability and dismemberment policy acquired in conjunction with the purchase of a $7,800 used pick-up truck. On March 22, 2002, the jury returned a verdict of $5 million in compensatory damages and $34 million in punitive damages. On November 5, 2002, the trial court entered an Order ("Order") affirming the $39 million jury verdict and denying Oxford's Motion for New Trial Or, in The Alternative, Remittitur. Oxford is in the process of perfecting its appeal to the West Virginia Supreme Court. Management does not believe that the Order is sustainable and expects the Order to be overturned by the West Virginia Supreme Court, in part because the jury award has no reasonable nexus to the actual harm suffered by Kocher.

      On September 24, 2002, Paul F.Shoen filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Paul F. Shoen vs. SAC Holding Corporation et al, CV02-05602, seeking damages and equitable relief on behalf of AMERCO from SAC Holdings and certain current and former members of the AMERCO Board of Directors, including Edward J. Shoen, Mark
V. Shoen and James P. Shoen as defendants. AMERCO is named a nominal defendant for purposes of the derivative action. The complaint alleges breach of fiduciary duty, self-dealing, usurpation of corporate opportunities, wrongful interference with prospective economic advantage and unjust enrichment and seeks the unwinding of sales of self-storage properties by subsidiaries of AMERCO to SAC Holdings over the last several years. The complaint seeks a declaration that such transfers are void as well as unspecified damages. On October 28, 2002, AMERCO, the Shoen directors, the non-Shoen directors and SAC Holdings filed Motions to Dismiss the complaint. On November 12, 2002 the plaintiff responded to the Motions to Dismiss. The reply in support of the Motion to Dismiss was filed on November 22, 2002. On December 27, 2002 the court granted plaintiff leave to amend his complaint and an amended complaint was filed on January 24, 2003. In addition, on October 28, 2002, Ron Belec filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Ron Belec vs. William E. Carty, et al, CV 02-06331 and on January 16, 2003, M.S. Management Company, Inc. filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned M.S. Management Company, Inc. vs. William E. Carty, et. al, CV 03-00386. These derivative suits are substantially similar to the Paul F. Shoen derivative action. AMERCO believes that the allegations contained in these complaints are baseless and without merit and AMERCO will aggressively and vigorously respond to these claims. However, as with any litigation, no assurances can be given as to the outcome.

      We are currently under IRS examination for the years 1996-1997. The IRS has proposed adjustments to our 1997 and 1996 tax returns in the amount of $229.8 million and $87.3 million, respectively. Nearly all of the adjustments relate to denials of deductions that we took for costs incurred in resolution of prior litigation with certain members of the Shoen family and their corporations. We believe these income tax deductions are appropriate and we are vigorously contesting the IRS adjustments. We estimate that if we are unsuccessful in our challenge in all respects, based on our current tax position, we could incur tax exposure totaling approximately $76.0 million plus interest.

                      PART II. OTHER INFORMATION, continued

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      (a) On October 15, 2002, AMERCO failed to make a $100 million principal payment and a $3.6 million interest payment due to the Series 1997-C Bond Backed Asset Trust. On that date, AMERCO also failed to pay $26.5 million in the aggregate to Citibank and Bank of America in connection with the early extinguishment of the Series 1997-C bonds. As a result of the foregoing, the AMERCO is in default with respect to its other credit arrangements which contain cross-default provisions, including its 3-Year Credit Agreement dated June 28, 2002 (the "Revolver"). In addition to the cross-default under the Revolver, the AMERCO is also in default under that agreement as a result of its failure to obtain incremental net cash proceeds and/or availability from additional financings in an aggregate amount of at least $150.0 million prior to October 15, 2002. In addition, Amerco Real Estate Company has defaulted on a $100 million loan by failing to grant mortgages required by the loan agreement in a timely manner. The total amount of indebtedness currently in default (either directly or as a result of a cross-default) is approximately $1,178.1 million.

      We are, through Crossroads, in communication with all of our lenders. On November 27, 2002 we reached a standstill agreement with respect to the Revolver. During the standstill period, the Revolver lenders will receive interest at the default rate on the outstanding balance.

      Generally speaking, our lenders have been cooperative to date and are acting in a manner consistent with customary standstill arrangements even though written standstill agreements have not been executed with any lenders other than the Revolver lenders. All lenders are receiving detailed financial and other information from us concerning the progress of the restructuring. In addition, all of our lenders are continuing to receive all payments due to them (other than the $100 million owed to the BATs and default interest). Lenders that execute a standstill agreement (e.g., the Revolver lenders) will receive default interest.

      Currently, we are in discussions with several major financial institutions regarding loans that would enable us to fully satisfy our obligations under the BATs, the Revolver, and debt maturities in calendar year 2003. On December 20, 2002, we executed term sheets with two major financial institutions for up to $650 million in connection with our planned debt restructuring. We plan to close the financing by March 31, 2003. Our continuation as a going concern is dependent, in part, upon our ability to successfully complete these necessary financing arrangements.

      (b) On November 5, 2002, AMERCO announced that it has suspended the December 1, 2002 dividend payment to holders of its Series A 8.5% Preferred Stock. The dividend amount is $3.2 million.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit No.                  Description
         -----------   -----------------------------------------------------
         3.1           Restated Articles of Incorporation (1)

         3.2 Restated By-Laws of AMERCO as of August 27, 1997(2) Certificate of Edward J. Shoen, President of AMERCO pursuant


-----------------------------------------
(1) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, file no. 1-11255.

         99.1 Certificate of Edward J. Shoen, President of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certificate of Gary B. Horton, Treasurer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.3 Certificate of Edward J. Shoen, President of U-Haul International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.4 Certificate of Gary B. Horton, Assistant Treasurer of U-Haul, International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K.

      On October 16, 2002 and October 18, 2002, the Company filed reports on Form 8-K to disclose the Company's retention of a financial advisor to assist it in restructuring certain of its debt.

-----------------------------------------
(1) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, file no. 1-11255.

(2) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, file no. 1-11255.





--------------------------------------------------------------------------------
2 Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, file no. 1-11255.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              AMERCO


                                              ------------------------------
                                                         (Registrant)

Dated: February 14, 2003                          By: /S/ GARY B. HORTON
                                              ------------------------------
                                              Gary B. Horton, Treasurer
                                              (Principal Financial Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: February 14, 2003                      /s/ Gary B. Horton
                                              ---------------------------------
                                              Gary B. Horton
                                              Treasurer of AMERCO

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            U-Haul International, Inc.


                                            ------------------------------
                                                     (Registrant)

Dated: February 14, 2003                         By: /S/ GARY B. HORTON
                                            ------------------------------
                                            Gary B. Horton, Assistant Treasurer
                                            (Principal Financial Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: February 14, 2003                      /s/ Gary B. Horton
                                              ------------------------------
                                              Gary B. Horton
                                              Assistant Treasurer of
                                              U-Haul International, Inc.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AMERCO


                                             -----------------------------------
                                                       (Registrant)

Dated: February 14, 2003                        By: /s/ Edward J. Shoen
                                             -----------------------------------
                                             Edward J. Shoen
                                             Chairman of the Board and President

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: February 14, 2003                      /s/ Edward J. Shoen
                                              ------------------------------
                                              Edward J. Shoen
                                              President of AMERCO

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             U-Haul International, Inc.


                                             -----------------------------------
                                                      (Registrant)

Dated: February 14, 2003                          /s/ Edward J. Shoen
                                             -----------------------------------
                                             Edward J. Shoen
                                             Chairman of the Board and President

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: February 14, 2003                      /s/ Edward J. Shoen
                                              ------------------------------
                                              Edward J. Shoen
                                              President of U-Haul
                                              International, Inc.

                                INDEX OF EXHIBITS


            Exhibit No.                         Description
            -----------     ----------------------------------------------------

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

-------------------------------------------

(1) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, file no. 1-11255.

(2) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, file no. 1-11255.