Form 10-Q/A
period 2002-09-30
AMERCO /NV/; U HAUL INTERNATIONAL INC
filed 2003-02-18
CIK 4457, 4458

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

                                TABLE OF CONTENTS

PART I            FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  a) Condensed Consolidated Balance Sheets as of September 30, 2002 (unaudited) and March 31, 2002.................5
                  b) Condensed Consolidated Statements of Earnings for the Six months ended September 30, 2002 and 2001
                     (unaudited)...................................................................................................7
                  c) Condensed Consolidated Statements of Comprehensive Income for the Six months ended September 30, 2002 and
                     2001 (unaudited)..............................................................................................8
                  d) Condensed Consolidated Statements of Earnings for the Quarters ended September 30, 2002 and 2001 (unaudited)..9
                  e) Condensed Consolidated Statements of Comprehensive Income for the Quarters ended September 30, 2002 and
                     2001 (unaudited).............................................................................................10
                  f) Condensed Consolidated Statements of Cash Flows for the Six months ended September 30, 2002 and 2001
                     (unaudited)..................................................................................................11
                  g) Notes to Condensed Consolidated Financial Statements.........................................................12

      Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations...........................33

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk......................................................43

      Item 4.     Controls and Procedures.........................................................................................43

PART II           OTHER INFORMATION

      Item 1.     Legal Proceedings...............................................................................................44

      Item 3.     Defaults Upon Senior Securities.................................................................................45

      Item 4.     Submission of Matters to a Vote of Security Holders.............................................................45

      Item 6.     Exhibits and Reports on Form 8-K................................................................................46

                                 THIS PAGE LEFT

                               INTENTIONALLY BLANK

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
                    SAC HOLDING CORPORATIONS AND CONSOLIDATED
                                  SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                  September 30,          March 31,
Assets                                                2002                2002
                                                   -----------         -----------
                                                   (Unaudited)
                                                           (in thousands)
Cash and cash equivalents                          $    42,455         $    47,651
Receivables                                            284,512             279,914
Inventories, net                                        69,687              76,519
Prepaid expenses                                        43,916              31,069
Investments, fixed maturities                          894,295             994,875
Investments, other                                     239,287             250,458
Other assets                                           150,708             178,066
                                                   -----------         -----------
                                                     1,724,860           1,858,552

Property, plant and equipment, at cost:

   Buildings and improvements                          716,346             703,841
   SACH Buildings and improvements                     468,804             458,077
   Rental trucks                                     1,119,666           1,071,604
   Other property, plant and equipment                 624,188             626,391
   SACH other property, plant and equipment            266,778             266,172
                                                   -----------         -----------
                                                     3,195,782           3,126,085

   Less accumulated depreciation                    (1,257,013)         (1,211,182)
                                                   -----------         -----------
      Total property, plant and equipment            1,938,769           1,914,903
Total Assets                                       $ 3,663,629         $ 3,773,455
                                                   ===========         ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
                    SAC HOLDING CORPORATIONS AND CONSOLIDATED
                                  SUBSIDIARIES

                Condensed Consolidated Balance Sheets, Continued

                                                                        September 30,         March 31,
 Liabilities and Stockholders' Equity                                       2002                2002
                                                                         -----------         -----------
                                                                        (Unaudited)
                                                                                 (in thousands)
  Liabilities:
     AMERCO's notes and loans payable                                    $   908,509         $ 1,045,802
     SAC Holdings notes and loans payable                                    579,403             557,761
     Policy benefits and losses, claims and loss expenses payable            703,304             729,343
     Liabilities from premium deposits                                       610,248             572,793
     Other liabilities                                                       295,032             368,650
                                                                         -----------         -----------
        Total liabilities                                                  3,096,496           3,274,349

Commitments and Contingent Liabilities
Stockholders' equity:

     Serial preferred stock -
        Series A preferred stock                                                --                  --
        Series B preferred stock                                                --                  --
     Serial common stock -
        Series A common stock                                                  1,441               1,441
     Common stock                                                              9,122               9,122
     Additional paid-in-capital                                              265,881             267,712
     Accumulated other comprehensive loss                                    (53,082)            (32,384)
     Retained earnings                                                       792,484             716,614
     Cost of common shares in treasury, net                                 (435,555)           (449,247)
     Unearned ESOP shares                                                    (13,858)            (14,152)
                                                                         -----------         -----------
        Total stockholders' equity                                           567,133             499,106
Total Liabilities and Stockholders' Equity                               $ 3,663,629         $ 3,773,455
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

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
                    SAC HOLDING CORPORATION AND CONSOLIDATED
                                  SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings

                         Six months ended September 30,
                                   (Unaudited)

                                                                      2002                     2001
                                                                  ------------             ------------
                                                             (in thousands, except share and per share data)
  Revenues
     Rental revenue                                               $    788,904             $    746,907
     Net sales                                                         130,635                  130,592
     Premiums                                                          163,016                  202,880
     Net investment and interest income                                 25,356                   31,482
                                                                  ------------             ------------
        Total revenues                                               1,107,911                1,111,861
Costs and expenses
     Operating expenses                                                546,267                  558,647
     Cost of sales                                                      65,522                   71,171
     Benefits and losses                                               140,433                  180,773
     Amortization of deferred policy acquisition costs                  21,642                   20,933
     Lease expense                                                      88,055                   91,213
     Depreciation, net                                                  64,904                   45,707
                                                                  ------------             ------------
        Total costs and expenses                                       926,823                  968,444
                                                                  ------------             ------------
Earnings from operations                                               181,088                  143,417
     Interest expense                                                   54,887                   52,517
                                                                  ------------             ------------
Pretax earnings                                                        126,201                   90,900
Income tax expense                                                     (45,108)                 (34,261)
                                                                  ------------             ------------
     Net earnings                                                 $     81,093             $     56,639
                                                                  ============             ============
Less: preferred stock dividends                                         (6,482)                  (6,482)
                                                                  ------------             ------------
Earnings available to common shareholders                         $     74,611             $     50,157
                                                                  ============             ============
Basic and diluted earnings per common share:                      $       3.59             $       2.37
Basic and diluted average common shares outstanding:                20,779,543               21,192,166

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
                    SAC HOLDING CORPORATIONS AND CONSOLIDATED
                                  SUBSIDIARIES

            Condensed Consolidated Statements of Comprehensive Income

                         Six months ended September 30,
                                   (Unaudited)

                                                            2002                 2001
                                                          --------             --------
                                                                  (in thousands)
Comprehensive income:
Net earnings                                              $ 81,093             $ 56,639
    Changes in other comprehensive income:
          Foreign currency translation                      (3,381)              (4,617)
          Fair market value of cash flow hedge                --                   (647)
          Unrealized loss on investments                   (17,317)              (4,374)
                                                          --------             --------
          Total comprehensive income                      $ 60,395             $ 47,001
                                                          ========             ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
                    SAC HOLDING CORPORATIONS AND CONSOLIDATED
                                  SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings

                          Quarters ended September 30,
                                   (Unaudited)

                                                                       2002                     2001
                                                                   ------------             ------------
                                                              (in thousands, except share and per share data)
  Revenues
      Rental revenue                                               $    413,050             $    390,467
      Net sales                                                          62,447                   61,803
      Premiums                                                           75,466                  102,550
      Net investment and interest income                                 11,591                   16,387
                                                                   ------------             ------------
           Total revenues                                               562,554                  571,207
Costs and expenses
      Operating expense                                                 283,481                  293,100
      Cost of sales                                                      32,219                   34,733
      Benefits and losses                                                64,015                   89,341
      Amortization of deferred policy acquisition costs                  11,314                   11,139
      Lease expense                                                      47,232                   44,571
      Depreciation, net                                                  32,820                   13,162
                                                                   ------------             ------------
Total costs and expenses                                                471,081                  486,046
Earnings from operations                                                 91,473                   85,161
      Interest expense                                                   27,955                   27,008
                                                                   ------------             ------------
Pretax earnings                                                          63,518                   58,153
Income tax expense                                                      (22,964)                 (22,415)
                                                                   ------------             ------------
           Net earnings                                            $     40,554             $     35,738
                                                                   ============             ============
Less: Preferred Stock Dividends                                          (3,241)                  (3,241)
                                                                   ------------             ------------
Earnings available to common shareholders                          $     37,313             $     32,497
                                                                   ============             ============
Basic and diluted earnings per common share                        $       1.79             $       1.54
Basic and diluted average common shares                              20,804,016               21,106,343
     outstanding:

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      AMERCO AND CONSOLIDATED SUBSIDIARIES
                    SAC HOLDING CORPORATIONS AND CONSOLIDATED
                                  SUBSIDIARIES

            Condensed Consolidated Statements of Comprehensive Income

                          Quarters ended September 30,
                                   (Unaudited)

                                                    2002             2001
                                                  --------         --------
                                                       (in thousands)
Comprehensive income:
Net earnings                                      $ 40,554         $ 35,738
    Changes in other comprehensive income:
    Foreign currency translation                    (4,416)          (6,114)
    Fair market value of cash flow hedge              --             (1,004)
    Unrealized loss on investments                  (9,315)         (13,163)
                                                  --------         --------
    Total comprehensive income                    $ 26,823         $ 15,457
                                                  ========         ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
                    SAC HOLDING CORPORATIONS AND CONSOLIDATED
                                  SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                         Six months ended September 30,
                                   (Unaudited)

                                                          2002              2001
                                                        ---------         ---------
                                                              (in thousands)
Net cash provided by operating activities               $ 108,718          $ 43,912
                                                        ---------         ---------
Cash flows from investing activities:
     Purchases of investments:
         Property, plant and equipment                   (122,918)         (108,224)
         Fixed maturities                                (134,993)          (92,465)
         Real estate                                      (29,391)              (36)
         Mortgage loans                                      --                (561)
     Proceeds from sale of investments:

         Property, plant and equipment                     46,030            60,945
         Fixed maturities                                 202,255            75,973
         Mortgage loans                                    10,450             6,889
         Other investments                                 35,509            38,751
                                                        ---------         ---------
Net cash provided (used) by investing activities            6,942           (18,728)
                                                        ---------         ---------
Cash flows from financing activities:
     Net change in short-term borrowings                  (12,500)          (77,494)
     Principal borrowings (payments) on notes            (150,014)           26,861
     Investment contract deposits                          89,083            74,159
     Investment contract withdrawals                      (51,262)          (65,079)
     Other financing activities                             3,837            (3,166)
                                                        ---------         ---------
Net cash used by financing activities                    (120,856)          (44,719)
                                                        ---------         ---------
Increase (decrease) in cash and cash equivalents           (5,196)          (19,535)
Cash and cash equivalents at beginning of period           47,651            52,788
                                                        ---------         ---------
Cash and cash equivalents at end of period              $  42,455         $  33,253
                                                        =========         =========


Cash paid for interest                                  $  53,302         $  56,149
                                                        ---------         ---------
Cash paid for income taxes                              $   8,000         $    --
                                                        ---------         ---------

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

            Certain reclassifications have been made to the financial statements for the six months and the quarter ended September 30, 2001 to conform with the current period's presentation.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
                    SAC HOLDING CORPORATIONS AND CONSOLIDATED
                                  SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)

2.          INVESTMENTS

            A comparison of amortized cost to estimated market value for fixed maturities is as follows:

                 June 30, 2002                           Par Value                        Gross          Gross          Estimated
                  Consolidated                           or number     Amortized        unrealized     unrealized         market
                Held-to-Maturity                         of shares        cost            gains          losses           value
                                                         ---------      ---------       ---------       ---------       ---------
                                                                                      (in thousands)
U.S. treasury securities and government obligations      $    --        $   3,610       $     164            --         $   3,774
U.S. government agency mortgage-backed securities        $    --           11,245             265             (13)         11,497
Corporate securities                                     $  43,607         43,704           1,591             (42)         45,253
Mortgage-backed securities                               $  35,264         34,827             699             (69)         35,457
Redeemable preferred stocks                                  4,541        114,674             247          (3,307)        111,614
                                                                        ---------       ---------       ---------       ---------
                                                                        $ 208,060       $   2,966       $  (3,431)      $ 207,595
                                                                        ---------       ---------       ---------       ---------

                 June 30, 2002                           Par Value                        Gross          Gross          Estimated
                  Consolidated                           or number     Amortized        unrealized     unrealized         market
               Available-for-Sale                        of shares        cost            gains          losses           value
                                                         ---------      ---------       ---------       ---------       ---------
                                                                                      (in thousands)
U.S. treasury securities and government obligations      $  42,760      $  43,280       $   1,812       $    (319)      $  44,773
U.S. government agency mortgage-backed securities        $  31,620         31,364             725             (39)         32,050
Obligations of states and political subdivisions         $  15,925         16,065             660            (112)         16,613
Corporate securities                                     $ 608,680        604,300          14,257         (16,239)        602,318
Mortgage-backed securities                               $  31,270         31,203           1,013            (153)         32,063
Redeemable preferred stocks                                  1,260         31,834             281            (447)         31,668
Redeemable common stocks                                       633          7,900            --            (1,040)          6,860
                                                                        ---------       ---------       ---------       ---------
                                                                          765,946          18,748         (18,349)        766,345
                                                                        ---------       ---------       ---------       ---------
     Total                                                              $ 974,006      $  21,714       $ (21,780)      $ 973,940
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

               Year ending                                   Lease
                March 31,                                 Commitments
               -----------                                  -------
                  2003                                      $   708
                  2004                                        1,415
                  2005                                        1,415
                  2006                                        1,415
                  2007                                        1,415
               Thereafter                                     4,753
               -----------                                  -------
                                                            $11,121
                                                            =======

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

            A subsidiary of U-Haul, INW Company (INW), owns one property located within two different state hazardous substance sites in the State of Washington. The sites are referred to as the "Yakima Valley Spray Site" and the Yakima Railroad Area." INW has been named as a"potentially responsible party" under state law with respect to this property as it relates to both sites. As a result of the cleanup costs of approximately $5.5 to $10.0 million required by the State of Washington, INW filed for reorganization under federal bankruptcy laws in May of 2001. The potential liability to INW could be in the range of $2.0 million to $5.5 million.

            Based upon the information currently available, compliance with the environmental laws and the costs of investigation and cleanup of known hazardous waste sites are not expected to have a material adverse affect on AMERCO's financial position of operating results.

            We are currently under IRS examination for the years 1996-1997. The IRS has proposed adjustments to our 1997 and 1996 tax returns in the amount of $233.1 million and $99.0 million, respectively. Nearly all of the adjustments relate to denials of deductions that we took for costs incurred in resolution of prior litigation with certain members of the Shoen family and their corporations. We believe these income tax deductions are appropriate and we are vigorously contesting the IRS adjustments. We estimate that if we are unsuccessful in our challenge in all respects, based on our March 31, 2002 tax position, we could incur tax exposure totaling approximately $90.0 million plus interest.

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
                    SAC HOLDING CORPORATIONS AND CONSOLIDATED
                                  SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)

4.          NEW ACCOUNTING STANDARDS

            In July 2002, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.

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

            Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded at present value and accreted over the life of the asset and depreciated over the remaining life of the long-lived asset. SFAS 143 defines a legal obligation as one that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after June 15, 2002.

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

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
                    SAC HOLDING CORPORATIONS AND CONSOLIDATED
                                  SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)

            In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, (SFAS 146) "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company intends to adopt the Statement at that time.

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

Consolidating balance sheets by industry segment are as follows:

                                                                                 Total
                                                                              U-Haul Moving
                                                                               and Storage
                                                 AMERCO          U-Haul        Operations      Real Estate
                                               -----------     -----------     -----------     -----------
SEPTEMBER 30, 2002

ASSETS
Cash and cash equivalents                      $    10,422          19,477          29,899             510
Receivables                                             16          33,171          33,187           4,336
Inventories, net                                      --            65,491          65,491               4
Prepaid expenses                                        93          42,282          42,375              11
Investments, fixed maturities                         --              --              --              --
Investments, other                                  10,000         259,675         269,675          94,658
Other assets                                     1,953,504         (28,972)      1,924,532           8,975
                                               -----------     -----------     -----------     -----------
                                                 1,974,035         391,124       2,365,159         108,494

Property, plant and equipment, at cost:

   Buildings and improvements                         --           127,446         127,446         588,900
   SACH buildings and improvements                    --              --              --              --
   Rental trucks                                      --         1,119,666       1,119,666            --
   Other property, plant and equipment                 396         465,976         466,372         157,816
   SACH other property, plant and equipment           --              --              --              --
                                               -----------     -----------     -----------     -----------
                                                       396       1,713,088       1,713,484         746,716
   Less accumulated depreciation                      (308)       (957,979)       (958,287)       (250,679)
                                               -----------     -----------     -----------     -----------
      Total property, plant and equipment               88         755,109         755,197         496,037

TOTAL ASSETS                                   $ 1,974,123       1,146,233       3,120,356         604,531
                                               ===========     ===========     ===========     ===========


                                                   Property and
                                                    Casualty                                        AMERCO
                                                    Insurance    Life Insurance  Eliminations    Consolidated
                                                   -----------    -----------     -----------     -----------
SEPTEMBER 30, 2002

ASSETS
Cash and cash equivalents                                5,789          6,247            --            42,445
Receivables                                            233,827         33,162            --           304,512
Inventories, net                                          --             --              --            65,495
Prepaid expenses                                          --             --              --            42,386
Investments, fixed maturities                          313,096        581,199            --           894,295
Investments, other                                      88,243        210,850         (65,411)        598,015
Other assets                                           145,907         81,884      (2,040,970)        120,328
                                                   -----------    -----------     -----------     -----------
                                                       786,862        913,342      (2,106,381)      2,067,476

Property, plant and equipment, at cost:

   Buildings and improvements                             --             --              --           716,346
   SACH buildings and improvements                        --             --              --              --
   Rental trucks                                          --             --              --         1,119,666
   Other property, plant and equipment                    --             --              --           624,188
   SACH other property, plant and equipment               --             --              --              --
                                                   -----------    -----------     -----------     -----------
                                                          --             --              --         2,460,200
   Less accumulated depreciation                          --             --              --        (1,208,966)
                                                   -----------    -----------     -----------     -----------
      Total property, plant and equipment                 --             --              --         1,251,234

TOTAL ASSETS                                           786,862        913,342      (2,106,381)      3,318,710
                                                   ===========    ===========     ===========     ===========


                                                   SACH Moving
                                                   and Storage                       Total
                                                    Operations     Eliminations   Consolidated
                                                   -----------     -----------     -----------
SEPTEMBER 30, 2002

ASSETS
Cash and cash equivalents                                   10            --            42,455
Receivables                                               (480)        (19,520)        284,512
Inventories, net                                         4,192            --            69,687
Prepaid expenses                                         1,530            --            43,916
Investments, fixed maturities                             --              --           894,295
Investments, other                                      17,391        (376,119)        239,287
Other assets                                            30,380            --           150,708
                                                   -----------     -----------     -----------
                                                        53,023        (395,639)      1,724,860

Property, plant and equipment, at cost:

   Buildings and improvements                             --              --           716,346
   SACH buildings and improvements                     723,834        (255,030)        468,804
   Rental trucks                                          --              --         1,119,666
   Other property, plant and equipment                    --              --           624,188
   SACH other property, plant and equipment            266,778            --           266,778
                                                   -----------     -----------     -----------
                                                       990,612        (255,030)      3,195,782
   Less accumulated depreciation                       (46,915)         (1,132)     (1,257,013)
                                                   -----------     -----------     -----------
      Total property, plant and equipment              943,697        (256,162)      1,938,769

TOTAL ASSETS                                           996,720        (651,801)      3,663,629
                                                   ===========     ===========     ===========

                                                                                 Total
                                                                              U-Haul Moving
                                                                               and Storage
                                                 AMERCO          U-Haul        Operations      Real Estate
                                               -----------     -----------     -----------     -----------
SEPTEMBER 30, 2002

LIABILITIES

AMERCO's notes and loans payable               $   933,026          14,790         947,816             193
SAC Holdings notes and loans payable                  --              --              --              --
Policy benefits and losses, claims and loss
expenses payable                                      --              --              --              --
Liabilities from premium deposits                     --              --              --              --
Other liabilities                                  301,019         494,370         795,389         393,546
                                               -----------     -----------     -----------     -----------
   Total liabilities                             1,234,045         509,160       1,743,205         393,739

Minority Interest                                     --              --              --              --

STOCKHOLDERS' EQUITY
Serial preferred stock -
   Series A preferred stock                           --              --              --              --
   Series B preferred stock                           --              --              --              --
Serial common stock -
   Series A common stock                             1,441            --             1,441            --
Common stock                                         9,122             540           9,662               1
Additional paid-in-capital                         405,794         130,465         536,259         147,481
Accumulated other comprehensive loss               (53,082)        (43,185)        (96,267)           --
Retained earnings                                  794,961         563,131       1,358,092          63,310
Cost of common shares in treasury                 (418,178)           --          (418,178)           --
Unearned ESOP shares                                    20         (13,878)        (13,858)           --
                                               -----------     -----------     -----------     -----------
   Total stockholders' equity                      740,078         637,073       1,377,151         210,792
                                               -----------     -----------     -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 1,974,123       1,146,233       3,120,356         604,531
                                               ===========     ===========     ===========     ===========


                                                 Property and
                                                   Casualty                                        AMERCO
                                                   Insurance   Life Insurance    Eliminations    Consolidated
                                                  -----------    -----------     -----------     -----------
SEPTEMBER 30, 2002

LIABILITIES

AMERCO's notes and loans payable                         --             --           (39,500)        908,509
SAC Holdings notes and loans payable                     --             --              --              --
Policy benefits and losses, claims and loss
expenses payable                                      524,889        178,415            --           703,304
Liabilities from premium deposits                        --          610,248            --           610,248
Other liabilities                                      52,081         11,601        (879,691)        372,926
                                                  -----------    -----------     -----------     -----------
   Total liabilities                                  576,970        800,264        (919,191)      2,594,987

Minority Interest                                        --             --              --              --

STOCKHOLDERS' EQUITY
Serial preferred stock -
   Series A preferred stock                              --             --              --              --
   Series B preferred stock                              --             --              --              --
Serial common stock -
   Series A common stock                                 --             --              --             1,441
Common stock                                            3,300          2,500          (6,341)          9,122
Additional paid-in-capital                             67,175         15,168        (360,289)        405,794
Accumulated other comprehensive loss                    6,744         (9,483)         45,924         (53,082)
Retained earnings                                     132,673        104,893        (866,484)        792,484
Cost of common shares in treasury                        --             --              --          (418,178)
Unearned ESOP shares                                     --             --              --           (13,858)
                                                  -----------    -----------     -----------     -----------
   Total stockholders' equity                         209,892        113,078      (1,187,190)        723,723
                                                  -----------    -----------     -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            786,862        913,342      (2,106,381)      3,318,710
                                                  ===========    ===========     ===========     ===========


                                                  SACH Moving
                                                  and Storage                       Total
                                                   Operations     Eliminations   Consolidated
                                                  -----------     -----------     -----------
SEPTEMBER 30, 2002

LIABILITIES

AMERCO's notes and loans payable                         --              --           908,509
SAC Holdings notes and loans payable                  967,055        (387,652)        579,403
Policy benefits and losses, claims and loss
expenses payable                                         --              --           703,304
Liabilities from premium deposits                        --              --           610,248
Other liabilities                                      44,686        (122,580)        295,032
                                                  -----------     -----------     -----------
   Total liabilities                                1,011,741        (510,232)      3,096,496

Minority Interest                                       8,961          (8,961)           --

STOCKHOLDERS' EQUITY
Serial preferred stock -
   Series A preferred stock                              --              --              --
   Series B preferred stock                              --              --              --
Serial common stock -
   Series A common stock                                 --              --             1,441
Common stock                                             --              --             9,122
Additional paid-in-capital                             28,282        (167,495)        265,881
Accumulated other comprehensive loss                  (14,751)         14,751         (53,082)
Retained earnings                                     (46,474)         46,474         792,484
Cost of common shares in treasury                        --           (17,377)       (435,555)
Unearned ESOP shares                                     --              --           (13,858)
                                                  -----------     -----------     -----------
   Total stockholders' equity                         (32,943)       (123,647)        567,133
                                                  -----------     -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            987,759        (642,840)      3,663,629
                                                  ===========     ===========     ===========

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
                    SAC HOLDING CORPORATIONS AND CONSOLIDATED
                                  SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)

5.       CONSOLIDATING INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, CONTINUED

Consolidating balance sheets by industry segment are as follows:, continued


                                                                   Total                 Property
                                                               U-Haul Moving               and
                                                                and Storage     Real      Casualty      Life
                                      AMERCO         U-Haul      Operations     Estate   Insurance    Insurance   Eliminations
                                      ------         ------      ----------     ------   ---------    ---------   ------------
MARCH 31, 2002

ASSETS
Cash and cash equivalents          $        71        29,823        29,894         576      5,912       11,259            --
Receivables                                  7        17,970        17,977       5,020    230,228       26,689            --
Inventories, net                            --        72,323        72,323           4         --           --            --
Prepaid expenses                           112        44,461        44,573          11         --           --            --
Investments, fixed maturities               --            --            --          --    362,569      632,306            --
Investments, other                      10,000       264,984       274,984      95,245     95,918      172,281       (24,855)
Other assets                         2,017,383        31,993     2,049,376       4,401    125,193       76,176    (2,089,307)
                                   -----------      --------    ----------     -------    -------      -------    ---------
                                     2,027,573       461,554     2,489,127     105,257    819,820      918,711    (2,114,162)


Property, plant and equipment,
at cost:
   Buildings and improvements               --       124,059       124,059     579,782         --           --            --
   SACH buildings and
     improvements                           --            --            --          --         --           --            (1)
   Rental trucks                            --     1,071,604     1,071,604          --         --           --            --
   Other property, plant and
     equipment                             395       465,215       465,610     160,781         --           --            --
   SACH other property, plant
     and equipment                          --            --            --          --         --           --            --
                                   -----------     ---------     ---------     -------    -------      -------    ----------
                                           395     1,660,878     1,661,273     740,563         --           --            (1)
   Less accumulated depreciation          (299)     (923,685)     (923,984)   (248,525)        --           --            --
                                   -----------     ---------     ---------     -------    -------      -------    ----------
      Total property, plant and
        equipment                           96       737,193       737,289     492,038         --           --            (1)

TOTAL ASSETS                       $ 2,027,669     1,198,747     3,226,416     597,295    819,820      918,711    (2,114,163)
                                   ===========     =========     =========     =======    =======      =======    ==========


                                                    SACH Moving
                                        AMERCO      and Storage                   Total
                                     Consolidated   Operations   Eliminations  Consolidated
                                     ------------   ----------   ------------  ------------
MARCH 31, 2002

ASSETS
Cash and cash equivalents                47,641            10            --        47,651
Receivables                             279,914            --            --       279,914
Inventories, net                         72,327         4,192            --        76,519
Prepaid expenses                         44,584            --       (13,515)       31,069
Investments, fixed maturities           994,575            --            --       994,875
Investments, other                      613,573        30,090      (393,205)      250,458
Other assets                            165,839        25,694       (13,467)      178,066
                                     ----------       -------     ----------   ----------

                                      2,218,753        59,986      (420,187)    1,858,552

Property, plant and equipment,
at cost:
   Buildings and improvements           703,841            --            --       703,841
   SACH buildings and
     improvements                            (1)      713,108      (255,030)      458,077
   Rental trucks                      1,071,604            --            --     1,071,604
   Other property, plant and
     equipment                          626,391            --            --       626,391
   SACH other property, plant
     and equipment                           --       266,172            --       266,172
                                      ---------     ---------      --------     ---------
                                      2,401,835       979,280      (255,030)    3,126,085
   Less accumulated depreciation     (1,172,509)      (37,541)       (1,132)   (1,211,182)
                                      ---------     ---------      --------     ---------
      Total property, plant and
        equipment                     1,229,326       941,739      (256,162)    1,914,903

TOTAL ASSETS                          3,448,079     1,001,725      (676,349)    3,773,455
                                      =========     =========      ========     =========

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
                    SAC HOLDING CORPORATIONS AND CONSOLIDATED
                                  SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)

5.       CONSOLIDATING INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA,
         CONTINUED

Consolidating balance sheets by industry segment are as follows:, continued

                                                                       Total                  Property
                                                                   U-Haul Moving                and
                                                                    and Storage       Real     Casualty       Life
                                       AMERCO          U-Haul        Operations      Estate   Insurance    Insurance    Eliminations
                                       ------          ------        ----------      ------   ---------    ---------    ------------
MARCH 31, 2002

LIABILITIES
AMERCO's notes and loans payable     $ 1,030,805         14,793       1,045,598          204          --          --            --
SAC Holdings notes and loans
payable                                       --             --              --           --          --          --            --
Policy benefits and losses,
claims and loss expenses payable              --             --              --           --     551,592     177,751            --
Liabilities from premium deposits             --             --              --           --          --     572,793            --
Other liabilities                        310,464        608,236         918,700      398,656      54,203      39,360      (979,999)
                                     -----------     ----------      ----------      -------     -------     -------    ----------
   Total liabilities                   1,341,269        623,029       1,964,298      398,860     605,795     789,904      (979,999)

Minority Interest                             --             --              --           --          --          --            --

STOCKHOLDERS' EQUITY
Serial preferred stock -
   Series A preferred stock                   --             --              --           --          --          --            --
   Series B preferred stock                   --             --              --           --          --          --            --
Serial common stock -
   Series A common stock                   1,441             --           1,441           --          --          --            --
Common stock                               9,122            540           9,662            1       3,300       2,500        (6,341)
Additional paid-in-capital               405,794        130,465         536,259      147,347      71,508      15,174      (364,494)
Accumulated other comprehensive
loss                                     (32,384)       (39,804)        (72,188)          --       4,967       4,947        29,890
Retained earnings                        719,178        498,689       1,217,867       51,087     134,250     106,186      (793,219)
Cost of common shares in treasury       (416,771)            --        (416,771)          --          --          --            --
Unearned ESOP shares                          20        (14,172)        (14,152)          --          --          --            --
                                     -----------     ----------      ----------      -------     -------     -------    ----------
   Total stockholders' equity            686,400        575,718       1,262,118      198,435     214,025     128,807    (1,134,164)
                                     -----------     ----------      ----------      -------     -------     -------    ----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                 $ 2,027,669      1,198,747       3,226,416      597,295     819,820     918,711    (2,114,163)
                                     ===========     ==========      ==========      =======     =======     =======    ==========


                                                         SACH Moving
                                             AMERCO      and Storage                         Total
                                         Consolidated    Operations    Eliminations     Consolidated
                                         ------------    ----------    ------------     ------------
MARCH 31, 2002

LIABILITIES
AMERCO's notes and loans payable           1,045,802              --            --       1,045,802
SAC Holdings notes and loans
payable                                           --         957,378      (399,617)        557,761
Policy benefits and losses,
claims and loss expenses payable             729,343              --            --         729,343
Liabilities from premium deposits            572,793              --            --         572,793
Other liabilities                            430,920          54,953      (117,223)        368,650
                                          ----------      ----------      --------      ----------
   Total liabilities                       2,778,858       1,012,331      (516,841)      3,274,349

Minority Interest                                 --           8,913        (8,913)             --

STOCKHOLDERS' EQUITY
Serial preferred stock -
   Series A preferred stock                       --              --            --              --
   Series B preferred stock                       --              --            --              --
Serial common stock -
   Series A common stock                       1,441              --            --           1,441
Common stock                                   9,122              --            --           9,122
Additional paid-in-capital                   405,794          28,281      (166,363)        267,712
Accumulated other comprehensive
loss                                         (32,384)         (2,385)        2,385         (32,384)
Retained earnings                            716,171         (45,415)       45,858         716,614
Cost of common shares in treasury           (416,771)             --       (32,476)       (449,247)
Unearned ESOP shares                         (14,152)             --            --         (14,152)
                                          ----------      ----------      --------      ----------
   Total stockholders' equity                669,221         (19,519)     (150,596)        499,106
                                          ----------      ----------      --------      ----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                       3,448,079       1,001,725      (676,349)      3,773,455
                                          ==========      ==========      ========      ==========

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
                    SAC HOLDING CORPORATIONS AND CONSOLIDATED
                                  SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)

5.       CONSOLIDATING INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA,
         CONTINUED

Consolidating income statements by industry segment are as follows:, continued

                                                              Total
                                                              U-Haul                  Property
                                                            Moving and                  and
                                                             Storage        Real      Casualty       Life
                                     AMERCO       U-Haul    Operations     Estate     Insurance    Insurance   Eliminations
                                     ------       ------    ----------     ------     ---------    ---------   ------------
SIX MONTHS ENDED
SEPTEMBER 30, 2002

Revenues

   Rental revenue                   $     --      711,494     711,494      29,709            --           --      (30,345)
   Net sales                              --      102,673     102,673          35            --           --           --
   Premiums                               --           --          --          --        86,319       80,693       (3,996)
   Net investment and interest
     income                           10,214       15,963      26,177       4,984        15,257        7,773      (11,644)
                                    --------      -------     -------     -------      --------      -------      -------
      Total revenues                  10,214      830,130     840,344      34,728       101,576       88,466      (45,985)

Costs and expenses
   Operating expenses                  5,134      503,428     508,562      (1,884)       12,647       19,849      (36,786)
   Cost of sales                          --       53,065      53,065          16            --                        --
   Benefits and losses                    --           --          --          --        79,945       60,488           --
   Amortization of deferred
     policy acquisition costs             --           --          --          --        11,521       10,121           --
   Lease expense                         463       80,037      80,500       4,732            --           --           --
   Depreciation, net                       8       50,843      50,851       4,263            --           --           --
                                    --------      -------     -------     -------      --------      -------      -------
      Total costs and expenses         5,605      687,373     692,978       7,127       104,113       90,458      (36,786)
                                    --------      -------     -------     -------      --------      -------      -------
Earnings from operations               4,609      142,757     147,366      27,601        (2,537)      (1,992)      (9,199)
   Interest expense                   26,409        6,125      32,534       8,797            --           --       (9,199)
                                    --------      -------     -------     -------      --------      -------      -------
Pretax earnings                      (21,800)     136,632     114,832      18,804        (2,537)      (1,992)          --
Income tax expense                    30,960       47,964      78,924       6,581          (960)        (699)     (38,590)
                                    --------      -------     -------     -------      --------      -------      -------
   Net earnings                      (52,760)      88,668      35,908      12,223        (1,577)      (1,293)      38,590
                                    ========      =======     =======     =======      ========      =======      =======
Less: preferred stock dividends        6,482           --       6,482          --            --           --           --
                                    --------      -------     -------     -------      --------      -------      -------
Earnings available to common
  shareholders                      $(59,242)      88,668      29,426      12,223        (1,577)      (1,293)      38,590
                                    ========      =======     =======     =======      ========      =======      =======

                                                        SACH
                                                       Moving
                                                        and
                                         AMERCO       Storage                     Total
                                      Consolidated   Operations  Eliminations  Consolidated
                                      ------------   ----------  ------------  ------------
SIX MONTHS ENDED
SEPTEMBER 30, 2002

Revenues

   Rental revenue                        710,858       84,391       (6,345)     $  788,904
   Net sales                             102,708       27,927           --         130,635
   Premiums                              163,016           --           --         163,016
   Net investment and interest
     income                               42,547           --      (17,191)         25,356
                                       ---------     --------      -------      ----------
      Total revenues                   1,019,129      112,318      (23,536)      1,107,911

Costs and expenses
   Operating expenses                    502,388       50,224       (6,345)        546,267
   Cost of sales                          53,081       12,441           --          65,522
   Benefits and losses                   140,433           --           --         140,433
   Amortization of deferred
     policy acquisition costs             21,642           --           --          21,642
   Lease expense                          85,232           --        2,823          88,055
   Depreciation, net                      55,114        9,790           --          64,904
                                       ---------     --------      -------      ----------
      Total costs and expenses           857,890       72,455       (3,522)        926,823
                                       ---------     --------      -------      ----------
Earnings from operations                 161,239       39,863      (20,014)        181,088
   Interest expense                       32,132       40,068      (17,313)         54,887
                                       ---------     --------      -------      ----------
Pretax earnings                          129,107         (205)      (2,701)        126,201
Income tax expense                        45,256          851         (999)         45,108
                                       ---------     --------      -------      ----------
   Net earnings                           83,851       (1,056)      (1,702)         81,093
                                       =========     ========      =======      ==========
Less: preferred stock dividends            6,482           --           --           6,482
                                       ---------     --------      -------      ----------
Earnings available to common
  shareholders                            77,369       (1,056)      (1,702)     $   74,611
                                       =========     ========      =======      ==========

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
                    SAC HOLDING CORPORATIONS AND CONSOLIDATED
                                  SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)

5.       CONSOLIDATING INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA,
         CONTINUED

Consolidating income statements by industry segment are as follows:, continued

                                                             Total
                                                             U-Haul
                                                             Moving                 Property
                                                               and                     and
                                                             Storage        Real     Casualty       Life
                                     AMERCO       U-Haul    Operations     Estate   Insurance     Insurance   Eliminations
                                     ------       ------    ----------     ------   ---------     ---------   ------------
SIX MONTHS ENDED
SEPTEMBER 30, 2001

Revenues
   Rental revenue                   $     --      702,443     702,443      34,855            --          --      (36,317)
   Net sales                              --      118,243     118,243          29            --          --           --
   Premiums                               --           --          --          --       128,265      77,538       (2,923)
   Net investment and interest            --
     income                           60,999       12,659      73,658       4,800        15,865      13,184      (61,358)
                                    --------      -------     -------     -------      --------      ------     --------
      Total revenues                  60,999      833,345     894,344      39,684       144,130      90,722     (100,598)
Costs and expenses

   Operating expenses                  2,870      518,135     521,005      (3,241)       28,763      19,436      (32,420)
   Cost of sales                          --       65,150      65,150          16            --                        58
   Benefits and losses                    --           --          --          --       122,638      58,135           --
   Amortization of deferred
     policy acquisition costs             --           --          --          --        11,641       9,292           --
   Lease expense                         385       83,325      83,710       6,515            --          --        4,338
   Depreciation, net                    (509)      47,363      46,854      (6,023)           --          --           24
                                    --------      -------     -------     -------      --------      ------     --------
      Total costs and expenses         2,746      713,973     716,719      (2,733)      163,042      86,863      (28,000)
                                    --------      -------     -------     -------      --------      ------     --------
Earnings from operations              58,253      119,372     177,625      42,417       (18,912)      3,859      (72,598)
   Interest expense                   74,550        7,130      81,680      19,724            --          --      (61,008)
                                    --------      -------     -------     -------      --------      ------     --------
Pretax earnings                      (16,297)     112,242      95,945      22,693       (18,912)      3,859      (11,590)
Income tax expense                    32,886       40,112      72,998       7,943        (6,687)      1,232      (38,590)
                                    --------      -------     -------     -------      --------      ------     --------
   Net earnings                      (49,183)      72,130      22,947      14,750       (12,225)      2,627       27,000
                                    ========      =======     =======     =======      ========      ======     ========
Less: preferred stock dividends        6,482           --       6,482          --            --          --           --
                                    --------      -------     -------     -------      --------      ------     --------
Earnings available to common
  shareholders                      $(55,665)      72,130      16,465      14,750       (12,225)      2,627       27,000
                                    ========      =======     =======     =======      ========      ======     ========

                                                     SACH Moving
                                         AMERCO      and Storage                    Total
                                      Consolidated   Operations   Eliminations   Consolidated
                                      ------------   ----------   ------------   ------------
SIX MONTHS ENDED
SEPTEMBER 30, 2001

Revenues
   Rental revenue                       700,981      53,007        (7,081)     $  746,907
   Net sales                            118,272      12,320            --         130,592
   Premiums                             202,880          --            --         202,880
   Net investment and interest
     income                              46,149          --       (14,667)         31,482
                                      ---------     -------       -------      ----------
      Total revenues                  1,068,282      65,327       (21,748)      1,111,861
Costs and expenses

   Operating expenses                   533,543      29,046        (3,942)        558,647
   Cost of sales                         65,224       5,947            --          71,171
   Benefits and losses                  180,773          --            --         180,773
   Amortization of deferred
     policy acquisition costs            20,933          --            --          20,933
   Lease expense                         94,563         389        (3,739)         91,213
   Depreciation, net                     40,855       5,013          (161)         45,707
                                      ---------     -------       -------      ----------
      Total costs and expenses          935,891      40,395        (7,842)        968,444
                                      ---------     -------       -------      ----------
Earnings from operations                132,391      24,932       (13,906)        143,417
   Interest expense                      40,396      27,283       (15,162)         52,517
                                      ---------     -------       -------      ----------
Pretax earnings                          91,995      (2,351)        1,256          90,900
Income tax expense                       36,896         111        (2,746)         34,261
                                      ---------     -------       -------      ----------
   Net earnings                          55,099      (2,462)        4,002          56,639
                                      =========     =======       =======      ==========
Less: preferred stock dividends           6,482          --            --           6,482
                                      ---------     -------       -------      ----------
Earnings available to common
  shareholders                           48,617      (2,462)        4,002      $   50,157
                                      =========     =======       =======      ==========

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND

                    SAC HOLDING CORPORATIONS AND CONSOLIDATED

                                  SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued

                                   (Unaudited)

5.       CONSOLIDATING INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, CONTINUED

Consolidating cash flow statements by industry segment are as follows:

                                                                     Total
                                                                     U-Haul                   Property
                                                                   and Moving                   and
                                                                     Storage       Real       Casualty       Life
                                          AMERCO        U-Haul     Operations     Estate      Insurance    Insurance    Eliminations
                                          ------        ------     ----------     ------      ---------    ---------    ------------
SIX MONTHS ENDED
SEPTEMBER 30, 2002

Net cash flows provided by (used
in) operating activities                $ 121,336        60,605      181,941        8,167      (49,897)      (28,734)      (2,759)

Cash flows from investing activities:
   Purchases of investments:
      Property, plant and
        equipment                              --      (111,445)    (111,445)     (11,473)          --            --           --
      Fixed maturities                         --            --           --           --           --      (134,993)          --
      Real estate                              --            --           --           --       (7,632)      (21,759)          --
      Mortgage loans                           --            --           --           --           --       (22,000)      22,000
   Proceeds from sale of investments:
      Property, plant and
        equipment                              --        42,685       42,685        3,345           --            --           --
      Fixed maturities                         --            --           --           --       45,073       157,182           --
      Mortgage loans                           --            --           --           --          561         9,889           --
      Other investments                        --         5,308        5,308          587       11,772        (2,417)      20,259
Net cash provided by (used in)
  investing activities                         --       (63,452)     (63,452)      (7,541)      49,774       (14,098)      42,259

Cash flows from financing activities:
   Net change in short-term
     borrowings                             5,000            --        5,000           --           --            --      (17,500)
   Principal repayments                  (150,000)           (3)    (150,003)         (11)          --            --           --
   Investment contract deposits                --            --           --           --           --        89,083           --
   Investment contract
     withdrawals                               --            --           --           --           --       (51,262)          --
   Other financing activities              34,015        (7,498)      26,517         (680)          --            --      (22,000)
Net cash provided by (used in)
financing activities                     (110,985)       (7,501)    (118,486)        (691)          --        37,821      (39,500)
Increase (decrease) in cash and
cash equivalents                           10,351       (10,348)           3          (65)        (123)       (5,011)          --
Cash and cash equivalents at the
beginning of period                            71        29,824       29,895          576        5,912        11,258           --
Cash and cash equivalents at the
end of period                           $  10,422        19,476       29,898          511        5,789         6,247           --

                                                         SACH
                                                       Moving and
                                            AMERCO      Storage                     Total
                                         Consolidated  Operations  Eliminations  Consolidated
                                         ------------  ----------  ------------  ------------
SIX MONTHS ENDED
SEPTEMBER 30, 2002

Net cash flows provided by (used
in) operating activities                   108,718          --          --          108,718

Cash flows from investing activities:
   Purchases of investments:
      Property, plant and
        equipment                         (122,918)         --          --         (122,918)
      Fixed maturities                    (134,993)         --          --         (134,993)
      Real estate                          (29,391)         --          --          (29,391)
      Mortgage loans                            --          --          --               --
   Proceeds from sale of investments:
      Property, plant and
        equipment                           46,030          --          --           46,030
      Fixed maturities                     202,255          --          --          202,255
      Mortgage loans                        10,450          --          --           10,450
      Other investments                     35,509          --          --           35,509
Net cash provided by (used in)
  investing activities                       6,942          --          --            6,942

Cash flows from financing activities:
   Net change in short-term
     borrowings                            (12,500)         --          --          (12,500)
   Principal repayments                   (150,014)         --          --         (150,014)
   Investment contract deposits             89,083          --          --           89,083
   Investment contract
     withdrawals                           (51,262)         --          --          (51,262)
   Other financing activities                3,837          --          --            3,837
Net cash provided by (used in)
financing activities                      (120,856)         --          --         (120,856)
Increase (decrease) in cash and
cash equivalents                            (5,196)         --          --           (5,196)
Cash and cash equivalents at the
beginning of period                         47,641          10          --           47,651
Cash and cash equivalents at the
end of period                               42,445          10          --           42,455

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
                    SAC HOLDING CORPORATIONS AND CONSOLIDATED
                                  SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)

5.       CONSOLIDATING INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, CONTINUED

Consolidating cash flow statements by industry segment are as follows, continued:

                                                                     Total
                                                                     U-Haul                   Property
                                                                   and Moving                   and
                                                                    Storage        Real       Casualty       Life
                                           AMERCO      U-Haul      Operations     Estate      Insurance    Insurance    Eliminations
                                           ------      ------      ----------     ------      ---------    ---------    ------------
SIX MONTHS ENDED
SEPTEMBER 30, 2001

Net cash flows provided by (used
in) operating activities                  $ 72,975      41,090       114,065      (57,569)     (21,391)       2,045        6,762

Cash flows from investing activities:

   Purchases  of investments:
      Property, plant and
        equipment                               (2)   (108,283)     (108,285)      17,020           --           --      (16,959)
      Fixed maturities                          --          --            --           --       (4,692)     (87,773)          --
      Real estate                               --          --            --           --           --          (36)          --
      Mortgage loans                            --          --            --         (561)          --           --           --
   Proceeds from sale of investments:
      Property, plant and
        equipment                              669      36,751        37,420       16,469           --           --        7,056
      Fixed maturities                          --          --            --           --       18,000       57,973           --
      Mortgage loans                            --          54            54          194            4        6,637           --
      Other investments                        220      10,612        10,832       23,956       11,727       (7,764)          --
Net cash provided by (used in)
investing activities                           887     (60,866)      (59,979)      57,078       25,039      (30,963)      (9,903)

Cash flows from financing activities:
   Net change in short-term
     borrowings                            (77,494)         --       (77,494)          --           --           --           --
   Principal repayments                     16,224          --        16,224           (4)          --           --       10,641
   Investment contract deposits                 --          --            --           --           --       74,159           --
   Investment contract
     withdrawals                                --          --            --           --           --      (65,079)          --
   Other financing activities              (12,642)      9,476        (3,166)          --           --           --           --
Net cash provided by (used in)
  financing activities                     (73,912)      9,476       (64,436)          (4)          --        9,080      (10,641)
Increase (decrease) in cash and
  cash equivalents                             (50)    (10,300)      (10,350)        (495)       3,648      (19,838)       7,500
Cash and cash equivalents at the
  beginning of period                          114      21,814        21,928          988        3,063       26,799           --
Cash and cash equivalents at the
  end of period                           $     64      11,514        11,578          493        6,711        6,961        7,500

                                                          SACH
                                                       Moving and
                                            AMERCO      Storage                      Total
                                         Consolidated  Operations   Eliminations  Consolidated
                                         ------------  ----------   ------------  ------------
SIX MONTHS ENDED
SEPTEMBER 30, 2001

Net cash flows provided by (used
in) operating activities                     43,912        --            --           43,912

Cash flows from investing activities:

   Purchases  of investments:
      Property, plant and
        equipment                          (108,224)       --            --         (108,224)
      Fixed maturities                      (92,465)       --            --          (92,465)
      Real estate                               (36)       --            --              (36)
      Mortgage loans                           (561)       --            --             (561)
   Proceeds from sale of investments:
      Property, plant and
        equipment                            60,945        --            --           60,945
      Fixed maturities                       75,973        --            --           75,973
      Mortgage loans                          6,889        --            --            6,889
      Other investments                      38,751        --            --           38,751
Net cash provided by (used in)
investing activities                        (18,728)       --            --          (18,728)

Cash flows from financing activities:
   Net change in short-term
     borrowings                             (77,494)       --            --          (77,494)
   Principal repayments                      26,861        --            --           26,861
   Investment contract deposits              74,159        --            --           74,159
   Investment contract
     withdrawals                            (65,079)       --            --          (65,079)
   Other financing activities                (3,166)       --            --           (3,166)
Net cash provided by (used in)
  financing activities                      (44,719)       --            --          (44,719)
Increase (decrease) in cash and
  cash equivalents                          (19,535)       --            --          (19,535)
Cash and cash equivalents at the
  beginning of period                        52,778        10            --           52,788
Cash and cash equivalents at the
  end of period                              33,243        10            --           33,253

                    AMERCO AND CONSOLIDATED SUBSIDIARIES AND
                    SAC HOLDING CORPORATIONS AND CONSOLIDATED
                                  SUBSIDIARIES

         Notes to Condensed Consolidated Financial Statements, Continued
                                   (Unaudited)

5.    INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA, CONTINUED

 Geographic Area Data -           United States     Canada       Consolidated       United States       Canada        Consolidated
                                ---------------     ------       ------------       -------------       ------        ------------
(All amounts are in U.S. $'s)                    Six months ended                                     Quarter ended
                                ---------------------------------------------       -----------------------------------------------
                                                                           (in thousands)
SEPTEMBER 30, 2002

Total revenues                  $ 1,078,943        $ 28,968       $ 1,107,911        $   547,544        $ 15,010       $   562,554
Depreciation/amortization            83,426           2,670            86,096             42,087           1,340            43,427
Interest expense                     52,542           2,345            54,887             26,744           1,211            27,955
Pretax earnings                     119,665           6,536           126,201             59,961           3,557            63,518
Income tax                          (45,108)             --           (45,108)           (22,964)             --           (22,964)
Identifiable assets               3,614,557          49,072         3,663,629          3,614,557          49,072         3,663,629

September 30, 2001
Total revenues                  $ 1,084,162          27,699         1,111,861            556,572          14,635           571,207
Depreciation/amortization            81,024           2,134            83,158             23,377             924            24,301
Interest expense                     50,423           2,094            52,517             25,883           1,125            27,008
Pretax earnings                      83,915           6,985            90,900             54,205           3,948            58,153
Income tax                          (34,261)             --           (34,261)           (22,415)             --           (22,415)
Identifiable assets               3,565,292          38,378         3,603,670          3,565,292          38,378         3,603,670


6.    SUBSEQUENT EVENTS

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

7.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the quarter and six months ended September 30, 2002 and 2001, the Company purchased $396,000 and $1.22 million, respectively of printing from Form Builders, Inc. Mark V. Shoen, his daughter and Edward J. Shoen's sons are major stockholders of Form Builders, Inc.

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

GENERAL

      Information on industry segments is incorporated by reference from -- Notes 1, 3 and 8 of "Notes to Condensed Consolidated Financial Statements". The notes discuss the principles of consolidation, summarized consolidated financial information and industry segment and geographical area data, respectively. In consolidation, all intersegment premiums are eliminated and the benefits, losses and expenses are retained by the insurance companies.

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

      Principles of consolidation -- The consolidated financial statements include the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holdings and the wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. AMERCO does not have an equity ownership interest in SAC Holdings or any of SAC Holdings' subsidiaries, except for investments made by Repwest and Oxford in a SAC Holdings-controlled limited partnership which holds Canadian self-storage properties. SAC Holdings are not legal subsidiaries of AMERCO. AMERCO is not liable for the debts of SAC Holding and there are no default provisions in AMERCO indebtedness that cross-default to SAC Holding's obligations.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED SEPTEMBER 30, 2002 VERSUS SIX MONTHS ENDED SEPTEMBER 30, 2001

U-HAUL MOVING AND STORAGE OPERATIONS

      Revenues consist of rental revenues and net sales. Total rental revenue are $711.5 million and $702.4 million for the six months ended September 30, 2002 and 2001, respectively.

      Net sales revenues were $102.6 million and $118.2 million for the six months ended September 30, 2002 and 2001, respectively. The decrease reflects the sale of stores to SAC Holdings.

      Cost of sales are $53.1 million and $65.1 million for the six months ended September 30, 2002 and 2001, respectively. The decrease is due to the sale of stores to SAC Holdings.

      Operating expenses before intercompany eliminations were $508.6 million and $521.0 million for the six months ended September 30, 2002 and 2001, respectively. Operating expenses declined due to the sale of stores to SAC Holdings.

      Lease expense was $80.5 million and $83.7 million for the six months ended September 30, 2002 and 2001, respectively. This decrease reflects a decline in the number of leased rental trucks.

      Net depreciation expense was $50.8 million and $46.9 million for the six months ended September 30, 2002 and 2001, respectively.

      Operating profit before intercompany eliminations was $147.3 million and $177.6 million for the six months ended September 30, 2002 and 2001, respectively. The increase is due to improved operations.

SAC MOVING AND STORAGE OPERATIONS

      Revenues consist of rental revenues and net sales. Total rental revenue is $84.4 million and $53.0 million for the six months ended September 30, 2002 and 2001, respectively. Storage revenues increased $19.7 million due to increased facility capacity through the acquisition of new locations from U-Haul and increased storage rates. Sales increased $15 million due to the addition of stores.

      Net sales revenues were $27.9 million and $12.3 million for the six months ended September 30, 2002 and 2001, respectively. This reflects the acquisition of additional stores.

      Cost of sales are $12.4 million and $5.9 million for the six months ended September 30, 2002 and 2001, respectively.

      Operating expenses before intercompany eliminations were $50.2 million and $29.0 million for the six months ended September 30, 2002 and 2001, respectively. The increase is due to more stores in operation.

      Net depreciation expense was $9.8 million and $5.0 million for the six months ended September 30, 2002 and 2001, respectively. The increase is due to the addition of stores.

      Operating profits were $39.9 million and $24.9 million for the six months ended September 30, 2002 and 2001, respectively.

AMERCO'S REAL ESTATE OPERATIONS

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

PROPERTY AND CASUALTY

      RepWest's premiums were $86.3 million and $128.3 million for the six months ended June 30, 2002 and 2001, respectively. General agency premiums were $34.2 million and $62.8 million for the six months ended June 30, 2002 and 2001, respectively. The decrease from 2001 to 2002 was the result of the elimination of RepWest's direct Non-Standard Auto and Homeowners business, as well as additional quota share reinsurance on transportation business. Assumed treaty reinsurance premium was $20.4 million and $31.7 million for the six months ended June 30,2002 and 2001, respectively. Rental industry premiums were $18.7 million and $17.8 million for the six months ended June 30, 2002 and 2001, respectively.

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

AMERCO'S REAL ESTATE OPERATIONS

      Rental revenue before intercompany eliminations was $16.6 million and $19.9 million for the quarters ended September 30, 2002 and 2001, respectively. Intercompany revenue was $13.7 and $16.4 million for the quarters ended September 30, 2002 and 2001, respectively.

      Net investment and interest income was $2.2 million and $2.9 million for the quarters ended September 30, 2002 and 2001, respectively. This decrease correlates to a reduction in Real Estate's average note and mortgage receivables balance outstanding.

      Lease expense was $2.7 million and $3.0 million for the quarters ended September 30, 2002 and 2001, respectively.

      Net depreciation expense was $2.1 million and $2.8 million for the quarters ended September 30, 2002 and 2001, respectively. The decrease from 2001 to 2002 reflected a loss on the disposition of assets for 2001 of $0.6 million.

      Operating profit before intercompany eliminations was $9.4 million and $30.6 million for the quarters ended September 30, 2002 and 2001, respectively.

PROPERTY AND CASUALTY

      RepWest's premiums were $39.7 million and $66.1 million for the quarters ended June 30, 2002 and 2001, respectively. General agency premiums were $14.0 million and $33.2 million for the quarters ended June 30, 2002 and 2001, respectively. The decrease from 2001 to 2002 was the result of the cancellation of RepWest's direct Non-Standard Auto and Homeowners business, as well as additional quota share reinsurance on transportation business. Assumed treaty reinsurance premium was $11.1 millions and $15.9 million for the quarters ended June 30, 2002 and 2001, respectively. Rental industry premiums were $9.5 million and $9.3 million for the quarters ended June 30, 2002 and 2001, respectively.

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

      Interest expense of SAC Holdings on third party debt was $21.0 million and $16.3 million for the six months ended September 30, 2002 and 2001, respectively. AMERCO's interest expense on third party debt was $32.1 and $40.9 million for the six months ended September 30, 2002 and 2001, respectively.

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

      RepWest's cash and cash equivalents and short-term investment portfolio was $6.8 million and $8.9 million at June 30, 2002 and 2001, respectively.

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

      See the discussion of the Kocher case contained in Part II, Item I "Legal Proceedings."

CONSOLIDATED GROUP

      On October 15, 2002 the Company failed to make a $100 million principal payment and a $3.6 million interest payment due to the Series 1997-C Bond Backed Asset Trust ("BBAT") holders. On that date, the Company also failed to pay a $26.5 million obligation, in the aggregate to Citibank and Bank of America in connection with the BBAT's. This expense will be recognized in the third quarter.

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

      Cash provided by operating activities was $108.7 million and $43.9 million for the six months ended September 30, 2002 and 2001, respectively. The increase resulted primarily from a decrease in notes and mortgage receivable partially offset by decreases in the accounts payable and intercompany payable balances along with increased earnings.

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

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

                                                               Payments due by Period (as of September 30, 2002)
                                               ------------------------------------------------------------------------------------
                                                                   Prior to          10-01-03         10-01-05     October 1, 2007
          Financial Obligations                  Total             09-30-03          09-30-05         09-30-07      and thereafter
                                              -----------        -----------       -----------       -----------   ---------------
AMERCO's notes and loans Payable              $   908,509        $   276,981       $   224,864       $   237,072        $   169,592
AMERCO's truck and trailer Lease
obligations                                       491,503             91,597           221,177           138,903             39,826
SAC Holdings' financed lease obligations
                                                  117,000             46,800            70,200                --                 --
SAC Holdings' notes and loans payable             850,137              7,174            14,273            14,971            813,719
Elimination of SAC Holdings' Obligations
to AMERCO                                        (387,652)                --                --                --           (387,652)
                                              -----------        -----------       -----------       -----------        -----------
Total Contractual Obligations                 $ 1,979,497        $   422,552       $   530,514       $   390,946        $   635,485
                                              ===========        ===========       ===========       ===========        ===========

The above disclosure is as of September 30, 2002. As discussed above and in Part II, Item III "Defaults Upon Senior Securities", on October 15, 2002 we defaulted on our BBATs and related obligations. This default triggered cross-default provisions in most of AMERCO's other debt agreements. As a result, approximately $1,175.4 million of AMERCO's contractual obligations and commercial commitments listed below are classified as current.

            Bank of Montreal synthetic lease          $ 149.0
            Citibank synthetic lease                    101.7
            3yr Credit Agreement                        205.0
            Royal Bank of Canada lease                    3.0
            Amerco Real Estate Notes                    100.0
            '03 Notes                                   175.0
            '05 Notes                                   200.0
            Medium Term Notes                           109.5
            BBAT                                        100.0
            Bank of America Obligation (BBAT)            11.3
            Citicorp Obligation (BBAT)                   15.3
            Bank of America Swap                          2.1
            JP Morgan Swap                                3.5
                                                    ---------
                                                    $ 1,175.4

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      On July 20, 2000, Charles Kocher ("Kocher") filed suit in Wetzel County, West Virginia, Civil Action No. 00-C-51-K, entitled Charles Kocher v. Oxford Life Insurance Co. ("Oxford") seeking compensatory and punitive damages for breach of contract, bad faith and unfair claims settlement practices arising from an alleged failure of Oxford to properly and timely pay a claim under a disability and dismemberment policy aquired in conjunction with the purchase of a $7,800 used pick-up truck. On March 22, 2002, the jury returned a verdict of $5 million in compensatory damages and $34 million in punitive damages. On November 5, 2002, the trial court entered an Order ("Order") affirming the $39 million jury verdit and denying Oxford's Motion for New Trial Or, in The Alternative, Remittitur. Oxford is in the process of perfecting its appeal to the West Virginia Supreme Court. Management does not believe that the Order is sustainable and expects the Order to be overturned by the West Virginia Supreme Court, in part because the jury award has no reasonable nexus to the actual harm suffered by Kocher.

      On September 24, 2002, Paul F.Shoen filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Paul F. Shoen vs. SAC Holding Corporation et al, CV02-05602, seeking damages and equitable relief on behalf of AMERCO from SAC Holdings and certain current and former members of the AMERCO Board of Directors, including Edward J. Shoen, Mark
V. Shoen and James P. Shoen as defendants. AMERCO is named a nominal defendant for purposes of the derivative action. The complaint alleges breach of fiduciary duty, self-dealing, usurpation of corporate opportunities, wrongful interference with prospective economic advantage and unjust enrichment and seeks the unwinding of sales of self-storage properties by subsidiaries of AMERCO to SAC Holdings over the last several years. The complaint seeks a declaration that such transfers are void as well as unspecified damages. On October 28, 2002, AMERCO, the Shoen directors, the non-Shoen directors and SAC Holdings filed Motions to Dismiss the complaint. On November 12, 2002 the plaintiff responded to the Motions to Dismiss. The reply in support of the Motion to Dismiss is due on November 25, 2002. Oral argument has not yet been set for these motions. In addition, on October 28, 2002, Ron Belec filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Ron Belec vs. William E. Carty, et al, CV 02-06331. This derivative suit is substantially similar to the Paul F. Shoen derivative action. The defendants' responsive pleading is due on December 13, 2002. AMERCO believes that the allegations contained in both complaints are baseless and without merit and AMERCO will aggressively and vigorously respond to these claims. However, as with any litigation, no assurances can be given as to the outcome.

      We are currently under IRS examination for the years 1996-1997. The IRS has proposed adjustments to our 1997 and 1996 tax returns in the amount of $233.1 million and $99.0 million, respectively. Nearly all of the adjustments relate to denials of deductions that we took for costs incurred in resolution of prior litigation with certain members of the Shoen family and their corporations. We believe these income tax deductions are appropriate and we are vigorously contesting the IRS adjustments. We estimate that if we are unsuccessful in our challenge in all respects, based on our March 31, 2002 tax position, we could incur tax exposure totaling approximately $90.0 million plus interest.

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

         MATTERS
        SUBMITTED               VOTES CAST         VOTES CAST        VOTES CAST                          BROKER
        TO A VOTE                  FOR              AGAINST           WITHHELD         ABSTENTIONS      NON-VOTES
        ---------                  ---              -------           --------         -----------      ---------
Election of directors                                                                                      --
William E. Carty                18,870,928          42,489            792,384             3,262            --
Charles J. Bayer                18,870,291          41,358            791,412             6,003            --
M. Frank Lyons                  18,862,109          42,114            788,438             16,402           --

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit No.                      Description
      ----------------------------------------------------------------------
      3.1        Restated Articles of Incorporation (1)

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


---------------------------

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

------------------------

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

                                        AMERCO

                                        ---------------------------------------
                                                      (Registrant)

Dated: February 14, 2003                         By: /S/ GARY B. HORTON
                                        ---------------------------------------
                                        Gary B. Horton, Treasurer
                                        (Principal Financial Officer)

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

Dated: February 14, 2003                /s/ Gary B. Horton
                                        ---------------------------------------
                                        Gary B. Horton
                                        Treasurer of AMERCO

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        U-Haul International, Inc.

                                        ---------------------------------------
                                                      (Registrant)

Dated: February 14, 2003                         By: /S/ GARY B. HORTON
                                        ---------------------------------------
                                        Gary B. Horton, Assistant Treasurer
                                        (Principal Financial Officer)

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

Dated: February 14, 2003                /s/ Gary B. Horton
                                        ---------------------------------------
                                        Gary B. Horton
                                        Assistant Treasurer of U-Haul
                                        International, Inc.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMERCO

                                        ---------------------------------------
                                                      (Registrant)

Dated: February 14, 2003                        By: /s/ Edward J. Shoen
                                        ---------------------------------------
                                        Edward J. Shoen
                                        Chairman of the Board and President

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

Dated: February 14, 2003                /s/ Edward J. Shoen
                                        ---------------------------------------
                                        Edward J. Shoen
                                        President of AMERCO

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        U-Haul International, Inc.

                                        ---------------------------------------
                                                      (Registrant)

Dated: February 14, 2003                /s/ Edward J. Shoen
                                        ---------------------------------------
                                        Edward J. Shoen
                                        Chairman of the Board and President

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

Dated: February 14, 2003                /s/ Edward J. Shoen
                                        ---------------------------------------
                                        Edward J. Shoen
                                        President of U-Haul International, Inc.

                              INDEX OF EXHIBITS

      Exhibit No.                      Description
      ----------------------------------------------------------------------
      3.1        Restated Articles of Incorporation (1)

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

----------------------

(1) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, file no. 1-11255.

(2) Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, file no. 1-11255.