Form 10-Q
period 2003-06-30
AMERCO /NV/; U HAUL INTERNATIONAL INC
filed 2003-09-10
CIK 4457, 4458

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission	Registrant, State of Incorporation Address
File Number	and Telephone Number	I.R.S. Employer Identification No.

1-11255	AMERCO (A Nevada Corporation) 1325 Airmotive Way, Ste. 100 Reno, Nevada 89502-3239 Telephone (775) 688-6300	88-0106815
2-38498	U-Haul International, Inc. (A Nevada Corporation) 2727 N. Central Avenue Phoenix, Arizona 85004 Telephone (602) 263-6645	86-0663060

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑.

      20,514,958 shares of AMERCO Common Stock, $0.25 par value were outstanding at June 30, 2003.

      5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at September 8, 2003.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
	a) Condensed Consolidated Balance Sheets as of June 30, 2003 (unaudited) and March 31, 2003	2
	b) Condensed Consolidated Statements of Operations for the Quarters ended June 30, 2003 and 2002 (unaudited)	3
	c) Condensed Consolidated Statements of Comprehensive Income for the Quarters ended June 30, 2003 and 2002 (unaudited)	4
	d) Condensed Consolidated Statements of Cash Flows for the Quarters ended June 30, 2003 and 2002 (unaudited)	5
	e) Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 2.	Not applicable
Item 3.	Defaults Upon Senior Securities	42
Item 5.	Not applicable
Item 6.	Exhibits and Reports on Form 8-K	43

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2003	2003
Assets
	(Unaudited)

	(In thousands)
Cash and cash equivalents	$85,460	$66,834
Trade receivables, net	262,208	263,737
Notes and mortgage receivables, net	10,531	2,868
Inventories, net	54,250	53,270
Prepaid expenses	20,360	21,846
Investments, fixed maturities	834,530	860,600
Investments, other	440,769	389,252
Deferred policy acquisition costs, net	103,707	105,100
Deferred income taxes	10,615	32,242
Other assets	88,132	63,600

	1,910,562	1,859,349
Property, plant and equipment, at cost:
Land	158,583	157,987
Building and Improvements	751,601	747,853
Furniture and Equipment	292,218	291,383
Rental trailers and other rental equipment	152,573	149,707
Rental trucks	1,177,683	1,140,294
SAC Holdings property, plant and equipment(1)	726,668	757,292

	3,259,326	3,244,516
Less accumulated depreciation	(1,327,515)	(1,298,199)

Total property, plant and equipment	1,931,811	1,946,317

Total assets	$3,842,373	$3,805,666

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	379,773	387,017
AMERCO’s notes and loans payable, non-recourse to AMERCO	93,977	954,856
SAC Holdings’ notes and loans payable	589,641	589,019
Policy benefits and losses, claims and loss expenses Payable	847,005	836,632
Liabilities from investment contracts	641,257	639,998
Other policyholders’ funds and liabilities	24,432	30,309
Deferred income	37,072	40,387
Liabilities subject to compromise	861,058	—

Total liabilities	3,474,215	3,478,218
Commitments and Contingent Liabilities	—	—
Stockholders’ equity:
Serial preferred stock, with or without par value
Series A preferred stock, with no par value
Series B preferred stock, with no par value	—	—
Serial common stock, with or without par value
Series A common stock of $0.25 par value	1,441	1,441
Common stock of $0.25 par value	9,122	9,122
Additional paid-in capital	238,983	238,983
Accumulated other comprehensive loss	(39,927)	(55,765)
Retained earnings	592,717	568,222
Cost of common shares in treasury, net	(421,376)	(421,378)
Unearned ESOP shares	(12,802)	(13,177)

Total stockholders’ equity	368,158	327,448

Total liabilities and stockholders’ equity	$3,842,373	$3,805,666

(1)	Property, plant and equipment totaled $984.9 million and $1,015.6 million before eliminations; intercompany eliminations were $258.3 million at June 30, 2003 and March 31, 2003.

     The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarters Ended
	June 30,

	2003	2002

		(Restated)

	(Unaudited)

	(In thousands, except per share
	data)
Revenues
Revenues Rental revenue	$435,042	$411,577
Net sales	69,209	68,189
Premiums	64,456	84,653
Net investment and interest income	11,409	14,875

Total revenues	580,116	579,294
Costs and expenses
Operating expense	292,976	276,220
Commission expense	40,194	42,130
Cost of sales	32,219	35,527
Benefits and losses	53,399	76,418
Amortization of deferred policy acquisition costs	9,100	10,334
Lease expense	38,630	41,356
Depreciation, net	38,038	33,712

Total costs and expenses	504,556	515,697

Earnings from operations	75,560	63,597
Interest expense	30,898	28,695

Pretax earnings	44,662	34,902
Income tax expense	(16,926)	(11,123)

Net earnings	$27,736	$23,779
Less: Preferred stock dividends	(3,241)	(3,241)

Earnings available to common shareholders	$24,495	$20,538

Basic and diluted earnings per common share	$1.24	$1.00

Weighted average common shares
Outstanding: Basic and diluted	19,825,852	20,592,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Quarters Ended
	June 30,

	2003	2002

		(Restated)

	(Unaudited)

	(In thousands)
Comprehensive income:
Net earnings	$27,736	$23,779
Changes in other comprehensive income:
Foreign currency translation	5,751	(2,277)
Unrealized gain/(loss) on investments	10,087	(322)

Total comprehensive income	$43,574	$21,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarters Ended June 30,

	2003	2002

		(Restated)

	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$42,628	$117,328
Cash flows from investing activities:
Purchases of investments:
Property, plant and equipment	(48,137)	(61,215)
Investments, fixed maturities	(13,917)	(60,986)
Other asset investment	(25,474)	(362)
Proceeds from sale of investments:
Property, plant and equipment	3,157	3
Investments, fixed maturities	53,150	70,324
Preferred stock	—	2,578
Real estate	6,344	4,545
Mortgage loans	203	560
Other investments	1,114	7,348

Net cash used by investing activities	(23,560)	(37,205)

Cash flows from financing activities:
Net change in short-term borrowings	—	(100,485)
Proceeds from notes	—	99,991
Leveraged employee stock ownership plan:
Purchase of shares	—	(84)
Payments on loan	375	—
Principal payments on notes	(1,595)	(105,837)
Treasury stock acquisitions, net	—	(572)
Investment contract deposits	20,334	36,628
Investment contract withdrawals	(19,556)	(19,211)

Net cash used by financing activities	(442)	(89,570)

Increase (decrease) in cash and cash equivalents	18,626	(9,447)
Cash and cash equivalents at beginning of period	66,834	41,446

Cash and cash equivalents at end of period	$85,460	$31,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003, March 31, 2003 and June 30, 2002

(Unaudited)

1.	Proceedings Under Chapter 11 of the Bankruptcy Code

      On June 20, 2003, AMERCO (the “Debtor”) filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Nevada. On August 13, 2003, the company’s wholly owned subsidiary Amerco Real Estate Company (“AREC”) filed a petition for relief under Chapter 11 of the federal bankruptcy laws of the United States Bankruptcy Court for the District of Nevada. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor–in-possession. These claims are reflected in the June 30, 2003, balance sheet as “liabilities subject to compromise.” Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor’s assets (“secured claims”) also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens of the Debtor’s property, plant and equipment.

2.	Organization and Principles of Consolidation

Organization

      AMERCO, a Nevada corporation (“AMERCO”), is the holding company for U-Haul International, Inc. (“U-Haul”), Amerco Real Estate Company (“Real Estate”), Republic Western Insurance Company (“RepWest”) and Oxford Life Insurance Company (“Oxford”). Throughout this Form 10-Q, unless the context otherwise requires, the term “Company” refers to AMERCO and all of its legal subsidiaries. The Company has four industry segments represented by Moving and Storage Operations (U-Haul), Real Estate, Property and Casualty Insurance (RepWest) and Life Insurance (Oxford).

      SAC Holding Corporation and SAC Holding Corporation II, Nevada corporations (collectively, “SAC Holdings”), are the holding companies for several individual corporations that own self-storage properties managed by AMERCO subsidiaries in the ordinary course of business. Mark V. Shoen, a significant shareholder and executive officer of AMERCO, owns all of the equity interest of SAC Holdings.

Principles of Consolidation

      The condensed consolidated financial statements presented here include the accounts of AMERCO and its wholly owned subsidiaries and SAC Holdings and their subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. SAC Holdings has been classified as a special purpose entity that meets the criteria for consolidation and therefore the accounts of SAC Holdings are included in the consolidated financial statements. AMERCO has concluded that SAC Holdings qualifies as a Variable Interest Entity, as defined by FIN 46, and will continue to be included in the consolidation. SAC Holdings are not legal subsidiaries of AMERCO. AMERCO is not liable for the debts of SAC Holdings and there are no default provisions in AMERCO indebtedness that cross-default to SAC Holdings’ obligations. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in AMERCO’s annual financial statements and notes. For a more detailed presentation of the accounts and transactions of AMERCO, refer to AMERCO’s Form 10-K.

      The condensed consolidated balance sheet as of June 30, 2003 and the related condensed consolidated statements of operations, comprehensive income, and cash flows for the quarters ended June 30, 2003 and 2002 are unaudited. In our opinion, all adjustments necessary for a fair presentation of such condensed

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Unaudited)

consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

      The operating results and financial position of RepWest and Oxford have been consolidated on the basis of a calendar year and, accordingly, are determined on a one-quarter lag for financial reporting purposes. There were no effects related to intervening events, which would materially affect the consolidated financial position or results of operations for the financial statements presented herein, with the exception of various Agreements of Exchange entered into between SAC Holdings and RepWest and SAC Holdings and Oxford. The exchanges were effective June 30, 2003, were non-monetary and were recorded on the basis of the book values of the assets exchanged. Under the terms of these Agreements of Exchange, RepWest and Oxford exchanged their respective interests in Private Mini Storage Realty, L.P., a Texas based self-storage operator, for real estate owned by SAC Holdings. For the purposes of consolidating the operations of RepWest and Oxford and to facilitate proper eliminations among the various entities as of and for the quarter ended June 30, 2003, the transaction was accounted for as if it were effective March 31, 2003 with respect to RepWest and Oxford.

      Revenues, expenses (including professional fees), realized gains and losses, and provisions for losses directly associated with the reorganization and restructuring of the business are reported as part of operating expenses in the Condensed Consolidated Statements of Operations. The Condensed Consolidated Balance Sheets distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.

Going Concern Basis

      On June 20, 2003 (the “Petition Date”), AMERCO filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court, District of Nevada (the “Bankruptcy Court”) (Case No. 0352103). AMERCO will continue to manage its properties and operate its businesses as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. In general, as debtor-in-possession, AMERCO is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Specific information pertaining to the bankruptcy filing may be obtained from the website www.amerco.com. The Bankruptcy filing and the events of default on substantially all of the Company’s debt raises substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or the amount and classification of liabilities that might result from these uncertainties.

Restatements and Reclassifications

      In connection with the recently completed audit of the Company’s financial statement for the year ended March 31, 2003, it was determined that there was a need for the Company to record adjustments that resulted in the restatement of the Company’s financial statements, including financial statements for the quarter ended June 30, 2002. The condensed consolidated statement of operations, comprehensive income and cash flows for the quarter ended June 30, 2002 contained in this report have been restated. Net income for the three months ended June 30, 2002 as originally reported was $40.5 million, or $1.81 per basic and diluted share. Net income for this period as restated is $23.8 million or $1.00 per basic and diluted share. The major components of the restatement were related to an adjustment to accrue for fully-developed actuarial estimates of the Company’s insurance reserves and to recognize equity-method losses relating to the Company’s investments in Private Mini Storage Realty, L.P. For a detailed discussion of the adjustments to our financial statements for the fiscal

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Unaudited)

years ended March 31, 2002 and 2001, see footnote 2 to the consolidated financial statements contained in our Annual Report on Form 10-K.

3.	Investments

      A comparison of amortized cost to estimated market value for fixed maturities is as follows:

		Gross	Gross
March 31, 2003	Amortized	Unrealized	Unrealized	Estimated
Consolidated Held-to-Maturity	Cost	Gains	Losses	Market Value

	(In thousands)
U.S. government agency mortgage-backed Securities	$510	$173	$—	$683
Mortgage-backed securities	12,549	420	(49)	12,920

	$13,059	$593	$(49)	$13,603

		Gross	Gross
March 31, 2003	Amortized	Unrealized	Unrealized	Estimated
Consolidated Available-for-Sale	Cost	Gains	Losses	Market Value

	(In thousands)
U.S. treasury securities and government Obligations	$27,343	$3,176	$—	$30,519
U.S. government agency mortgage-backed securities	10,915	588	—	11,503
Obligations of states and political subdivisions	2,625	172	—	2,797
Corporate securities	565,750	29,533	(27,825)	567,458
Mortgage-backed securities	84,809	3,147	(3,423)	84,533
Redeemable preferred stocks	123,305	1,721	(1,377)	123,649
Common stocks	1,012	—	—	1,012

	815,759	38,337	(32,625)	821,471

Total	$828,818	$38,930	$(32,674)	$835,074

4.	Contingent Liabilities and Commitments

      Following are the lease commitments which have a term of more than one year:

Lease
Commitments
Quarter Ending June 30,

(In thousands)
2004	$236,793
2005	100,740
2006	85,503
2007	66,892
2008	21,941
Thereafter	7,522

$519,391

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

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Unaudited)

      Compliance with environmental requirements of federal, state and local governments significantly affects Real Estate’s business operations. Among other things, these requirements regulate the discharge of materials into the water, air and land and govern the use and disposal of hazardous substances. Real Estate is aware of issues regarding hazardous substances on some of its properties. Real Estate regularly makes capital and operating expenditures to stay in compliance with environmental laws and has put in place a remedial plan at each site where it believes such a plan is necessary. Since 1988, Real Estate has managed a testing and removal program for underground storage tanks. Under this program we have spent $43.7 million.

      A subsidiary of U-Haul, INW Company (INW), owns one property located within two different state hazardous substance sites in the State of Washington. The sites are referred to as the “Yakima Valley Spray Site” and the “Yakima Railroad Area.” INW has been named as a “potentially liable party” under state law with respect to this property as it relates to both sites. As a result of the cleanup costs of approximately $5.0 million required by the State of Washington, INW filed for reorganization under federal bankruptcy laws in May of 2001. The potential liability to INW could be in the range of $750,000 to $1.25 million.

      Based upon the information currently available, compliance with the environmental laws and the costs of investigation and cleanup of known hazardous waste sites are not expected to have a material adverse affect on AMERCO’s financial position of operating results.

      In connection with the resolution of litigation with certain members of the Shoen family and their corporations, AMERCO has deducted for income tax purposes approximately $372.0 million of the payments made to plaintiffs in a lawsuit. While AMERCO believes that such income tax deductions are appropriate, there can be no assurance that such deductions ultimately will be allowed in full. The IRS has proposed adjustments to the Company’s 1997 and 1996 tax returns. Nearly all of the adjustments are attributable to denials of deductions claimed for certain payments made in connection with this litigation. We believe these income tax deductions are appropriate and are vigorously contesting the IRS adjustments. No additional taxes have been provided in the accompanying financial statements, as management believes that none will result.

      On July 20, 2000, Charles Kocher (“Kocher”) filed suit in Wetzel County, West Virginia, Civil Action No. 00-C-51-K, entitled Charles Kocher v. Oxford Life Insurance Co. (“Oxford”) seeking compensatory and punitive damages for breach of contract, bad faith and unfair claims settlement practices arising from an alleged failure of Oxford to properly and timely pay a claim under a disability and dismemberment policy. On March 22, 2002, the jury returned a verdict of $5 million in compensatory damages and $34 million in punitive damages. On November 5, 2002, the trial court entered an Order (“Order”) affirming the $39 million jury verdict and denying Oxford’s motion for New Trial Or, in The Alternative, Remittitur. Oxford has perfected its appeal to the West Virginia Supreme Court. Oral argument on the appeal petition occurred on September 9, 2003. Management does not believe that the Order is sustainable and expects the Order to be overturned by the West Virginia Supreme Court, in part because the jury award has no reasonable nexus to the actual harm suffered by Kocher. The Company has accrued $725,000, which represents management’s best estimate of the costs associated with legal fees to appeal and re-try the case and the company’s uninsured exposure to an unfavorable outcome.

      As previously discussed, on June 20, 2003, AMERCO filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. As debtor-in-possession, AMERCO is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As of the Petition Date, virtually all pending litigation against AMERCO is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against AMERCO. The automatic stay, however, does not apply to AMERCO’s subsidiaries, other than Amerco Real Estate Company, which filed for protection under Chapter 11, on August 13, 2003.

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Unaudited)

      On September 24, 2002, Paul F. Shoen filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Paul F. Shoen vs. SAC Holding Corporation et al, CV02-05602, seeking damages and equitable relief on behalf of AMERCO from SAC Holdings and certain current and former members of the AMERCO Board of Directors, including Edward J. Shoen, Mark V. Shoen and James P. Shoen as defendants. AMERCO is named a nominal defendant for purposes of the derivative action. The complaint alleges breach of fiduciary duty, self-dealing, usurpation of corporate opportunities, wrongful interference with prospective economic advantage and unjust enrichment and seeks the unwinding of sales of self-storage properties by subsidiaries of AMERCO to SAC Holdings over the last several years. The complaint seeks a declaration that such transfers are void as well as unspecified damages. On October 28, 2002, AMERCO, the Shoen directors, the non-Shoen directors and SAC Holdings filed Motions to Dismiss the complaint. In addition, on October 28, 2002, Ron Belec filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Ron Belec vs. William E. Carty, et al, CV 02-06331 and on January 16, 2003, M.S. Management Company, Inc. filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned M.S. Management Company, Inc. vs. William E. Carty, et. al, CV 03-00386. Two additional derivative suits were also filed against these parties. These additional suits are substantially similar to the Paul F. Shoen derivative action. The five suits assert virtually identical claims. In fact, three of the five plaintiffs are parties who are working closely together and chose to file the same claims multiple times. The court consolidated all five complaints before dismissing them on May 8, 2003. Plaintiffs have filed a notice of appeal. These lawsuits falsely alleged that the AMERCO Board lacked independence. In reaching his decision to dismiss these claims, the court determined that the AMERCO Board of Directors had the requisite level of independence required in order to have these claims resolved by the Board.

      The Securities and Exchange Commission (“SEC”) has issued a formal order of investigation to determine whether the Company has violated the Federal securities laws. On January 7, 2003, the Company received the first of four subpoenas issued by the SEC. SAC Holdings, the Company’s current and former auditors, and others have also received one or more subpoenas relating to this matter. The Company is cooperating fully with the SEC and is facilitating the expeditious review of its financial statements and any other issues that may arise. The Company has produced a large volume of documents and other materials in response to the subpoenas, and the Company is continuing to assemble and produce additional documents and materials for the SEC. Although the Company has fully cooperated with the SEC in this matter and intends to continue to fully cooperate, the SEC may determine that the Company has violated Federal securities laws. We cannot predict when this investigation will be completed or its outcome. If the SEC makes a determination that we have violated Federal securities laws, we may face sanctions, including, but not limited to, significant monetary penalties and injunctive relief.

      AMERCO is a defendant in four putative class action lawsuits. Article Four Trust v. AMERCO, et al., District of Nevada, United States District Court, Case No. CV-N-03-0050-DWH-VPC. Article Four Trust, a purported AMERCO shareholder, commenced this action on January 28, 2003 on behalf of all persons and entities who purchased or acquired AMERCO securities between February 12, 1998 and September 26, 2002. The Article Four Trust action alleges one claim for violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder. Mates v. AMERCO, et al., United States District Court, District of Nevada, Case No. CV-N-03-0107. Maxine Mates, an AMERCO shareholder, commenced this putative class action on behalf of all persons and entities who purchased or acquired AMERCO securities between February 12, 1998 and September 26, 2002. The Mates action asserts claims under section 10(b) and Rule 10b-5, and section 20(a) of the Securities Exchange Act. Klug v. AMERCO, et al., United States District Court of Nevada, Case No. CV-S-03-0380. Edward Klug, an AMERCO shareholder, commenced this putative class action on behalf of all persons and entities who purchased or acquired AMERCO securities between

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Unaudited)

February 12, 1998 and September 26, 2002. The Klug action asserts claims under section 10(b) and Rule 10b-5 and section 20(a) of the Securities Exchange Act. IG Holdings v. AMERCO, et al., United States District Court, District of Nevada, Case No. CV-N-03-0199. IG Holdings, an AMERCO bondholder, commenced this putative class action on behalf of all persons and entities who purchased, acquired, or traded AMERCO bonds between February 12, 1998 and September 26, 2002, alleging claims under section 11 and section 12 of the Securities Act of 1933 and section 10(b) and Rule 10b-5, and section 20(a) of the Securities Exchange Act. Each of these four securities class actions allege that AMERCO engaged in transactions with SAC entities that falsely improved AMERCO’s financial statements, and that AMERCO failed to disclose the transactions properly. The actions are at a very early stage. The Klug action has not been served. In the other three actions, AMERCO does not currently have a deadline by which it must respond to the complaints. Management has stated that it intends to defend these cases vigorously. We have filed a notice of AMERCO’s bankruptcy petition and the automatic stay in each of the Courts where these cases are pending.

      The United States Department of Labor (“DOL”) is presently investigating whether there were violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) involving the AMERCO Employee Savings, Profit Sharing, and Employee Stock Ownership Plan (the “Plan”). The DOL has interviewed a number of Company representatives as well as the Plan fiduciaries and has issued a subpoena to the Company and a subpoena to SAC Holdings. At the present time, the Company is unable to determine whether the DOL will assert any claims against the Company, SAC Holdings, or the Plan fiduciaries. The DOL has asked AMERCO and its current directors as well as the Plan Trustees to sign an agreement tolling the statute of limitations with respect to any claims arising out of certain transactions between AMERCO or any affiliate of AMERCO and SAC Holdings or any of its affiliates and such persons have done so. The DOL recently asked such parties to extend the tolling agreement. The DOL has not advised the Company that it believes that any violations of ERISA have in fact occurred. Instead, the DOL is simply investigating potential violations. The Company intends to take any corrective action that may be needed in light of the DOL’s ultimate findings. Although the Company has fully cooperated with the DOL in this matter and intends to continue to fully cooperate, the DOL may determine that the Company has violated ERISA. In that event, the Company may face sanctions, including, but not limited to, significant monetary penalties and injunctive relief.

5.	New Accounting Standards

      Statement of Financial Accounting Standards No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations, requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded at present value and accreted over the life of the asset and depreciated over the remaining life of the long-lived asset. SFAS 143 defines a legal obligation as one that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We adopted this statement effective April 1, 2003, and it did not affect our consolidated financial position or results of operations.

      In April 2002, the FASB issued SFAS No. 145 (“SFAS 145”), Rescission of No. 4, (Reporting Gains and Losses from Extinguishment of Debt), No. 44 (Accounting for Intangible Assets of Motor Carriers), No. 64, (Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements), Amendment of FASB Statement No. 13 (Accounting for Leases) and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Unaudited)

deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modification of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002. We previously reclassified all extraordinary loss on debt extinguishment to interest expense. The changes related to lease accounting will be effective for transactions occurring after May 15, 2002. We have adopted the lease accounting provisions effective May 16, 2002 and it did not affect our consolidated financial position or results of operations.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, (“SFAS 146”) Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We have adopted the Statement effective January 1, 2003 and it did not affect our consolidated financial position or results of operations.

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. As a result of FIN 45, the Company has recorded a $70 million liability at March 31, 2003 and June 30, 2003, which is management’s estimate of the liability associated with the guarantee of the indebtedness of an affiliate of Private Mini Storage Realty, L.P. which was entered into in February 2003.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure”, which amends Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirement of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We have adopted this statement and it did have a material impact on the Company’s consolidated balance sheet or results of operations.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued) (Unaudited)

other contracts and for hedging activities under SFAS No. 133. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying derivative to conform it to the language used in FIN 45, and (4) amends certain other existing pronouncements. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company does not believe the adoption of SFAS No. 149 will have a material impact on the Company’s financial position, results of operations or cash flows.

      In May 2003, the FASB issued SFAS 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003; including all financial instruments created or modified after May 31, 2003. SFAS 150 currently has no impact on the Company.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins (“ARB”) No. 51, Consolidated Financial Statements). FIN 46 applies immediately to variable interest entities created after January 31, 2003, and in the first interim period beginning after June 15, 2003 for variable interest entities created prior to January 31, 2003. The interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. SAC Holdings has determined that Private Mini is a Variable Interest Entity and will need to be consolidated beginning in July 2003. Based on December 31, 2002 financial information for Private Mini, the impact of this on the consolidated financial statements is to increase assets by approximately $320.0 million and increase debt by approximately $308.0 million.

CONSOLIDATING BALANCE SHEETS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA DATA

AMERCO has four industry segments represented by moving and storage operations (AMERCO and U-Haul), real estate (Real Estate), property and casualty insurance (RepWest), and life insurance (Oxford). SAC Holdings consist of one moving and storage industry segment.
AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

6. Consolidating balance sheets by industry segment as of June 30, 2003 are as follows:

		U-Haul
		Moving and		Property and
		Storage		Casualty	Life
	AMERCO	Operations	Real Estate	Insurance(1)	Insurance(1)	Eliminations

	(In thousands)
ASSETS
Cash and cash equivalents	$32,741	41,245	272	3,310	2,687	—
Trade receivables, net	—	16,339	13,739	229,145	22,827	—
Notes and mortgages receivables, net	—	34,887	5,771	—	—	—
Inventories, net	—	49,944	4	—	—	—
Prepaid expenses	84	24,512	11	—	—	—
Investments, fixed maturities	—	—	—	238,291	601,278	—
Investments, other	135,000	171,241	217,618	110,706	255,224	(50,027)
Deferred policy acquisition costs, net	—	—	—	12,815	90,892	—
Other assets	514,578	212,435	3,990	105,586	1,476	(773,922)

	682,403	550,603	241,405	699,853	974,384	(823,949)
Investment in Subsidiaries	1,066,859	—	—	—	—	(1,066,859)
Investment in SAC	(43,771)	—	—	—	—	—
Property, plant and equipment, at cost:
Land	—	19,418	139,165	—	—	—
Buildings and improvements	—	148,359	603,242	—	—	—
Furniture and equipment	460	273,718	18,040	—	—	—
Rental trailers and other rental equipment	—	152,573	—	—	—	—
Rental trucks	—	1,177,683	—	—	—	—
SAC Holdings– property, plant and equipment	—	—	—	—	—	—

	460	1,771,751	760,447	—	—	—
Less accumulated depreciation	(318)	(1,012,129)	(256,559)	—	—	—

Total property, plant and equipment	142	759,622	503,888	—	—	—

TOTAL ASSETS	1,705,633	1,310,225	745,293	699,853	974,384	(1,890,808)

(1) Balance as of March 31, 2003

[Additional columns below]

[Continued from above table, first column(s) repeated]

		SAC Moving
	AMERCO	and Storage		Total
	Consolidated	Operations	Eliminations	Consolidated

	(In thousands)
ASSETS
Cash and cash equivalents	80,255	5,205	—	85,460
Trade receivables, net	282,050	—	(19,842)	262,208
Notes and mortgages receivables, net	40,658	—	(30,127)	10,531
Inventories, net	49,948	4,302	—	54,250
Prepaid expenses	24,607	973	(5,220)	20,360
Investments, fixed maturities	839,569	—	(5,039)	834,530
Investments, other	839,762	1,701	(400,694)	440,769
Deferred policy acquisition costs, net	103,707	—	—	103,707
Other assets	64,143	55,574	(31,585)	88,132

	2,324,699	67,755	(492,507)	1,899,947
Investment in Subsidiaries	—	—	—	—
Investment in SAC	(43,771)	—	43,771	—
Property, plant and equipment, at cost:
Land	158,583	—	—	158,583
Buildings and improvements	751,601	—	—	751,601
Furniture and equipment	292,218	—	—	292,218
Rental trailers and other rental equipment	152,573	—	—	152,573
Rental trucks	1,177,683	—	—	1,177,683
SAC Holdings– property, plant and equipment	—	984,939	(258,271)	726,668

	2,532,658	984,939	(258,271)	3,259,326
Less accumulated depreciation	(1,269,006)	(65,607)	7,098	(1,327,515)

Total property, plant and equipment	1,263,652	919,332	(251,173)	1,931,811

TOTAL ASSETS	3,544,580	987,087	(699,909)	3,831,758

(1) Balance as of March 31, 2003

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

6.     Consolidating Balance Sheets by Industry Segment and Geographic Area Data, Continued:

Consolidating balance sheets by industry segment as of June 30, 2003 are as follows — Continued:

		Moving
		and
		Storage		Property and
		Operations		Casualty	Life
	AMERCO	U-Haul	Real Estate	Insurance(1)	Insurance(1)	Eliminations

	(In thousands)
LIABILITIES
Accounts payable and accrued expenses	$181,545	295,656	3,800	—	666	(101,326)
AMERCO’s notes and loans payable	—	31,693	101,503	—	—	(39,219)
SAC Holdings’ notes and loans payable	—	—	—	—	—	—
Policy benefits and losses, claims and loss expenses payable	—	182,254	—	483,128	181,623	—
Liabilities from investment contracts	—	—	—	—	641,257	—
Other policyholders’ funds and liabilities	—	—	—	17,105	7,327	—
Deferred income	—	31,214	1,009	17,306	14,279	—
Deferred income taxes	125,686	222,519	94,914	—	11,730	(346,669)
Other liabilities	—	—	325,565	—	11,170	(336,735)
Liabilities subject to compromise	861,058	—	—	—	—	—

Total liabilities	1,168,289	763,336	526,791	517,539	868,052	(823,949)
Minority Interest	—	—	—	—	—	—
STOCKHOLDERS’ EQUITY
Serial preferred stock-	—	—	—	—	—	—
Series A preferred stock	—	—	—	—	—	—
Series B preferred stock	—	—	—	—	—	—
Serial common stock-	—	—	—	—	—	—
Series A common stock	1,441	—	—	—	—	—
Common stock	9,122	540	1	3,300	2,500	(6,341)
Additional paid-in- capital	396,048	121,230	147,481	70,023	16,435	(355,169)
Additional paid-in- capital-SAC	3,199	—	—	—	—	—
Accumulated other comprehensive loss	(40,139)	(35,796)	—	(3,058)	(1,308)	40,162
Accumulated other comprehensive loss-
SAC Holdings	212	—	—	—	—	—
Retained earnings	585,619	473,737	71,020	112,049	88,705	(745,511)
Cost of common shares in treasury, net	(418,178)	—	—	—	—	—
Unearned ESOP shares	20	(12,822)	—	—	—	—

Total stockholders’ equity	537,344	546,889	218,502	182,314	106,332	(1,066,859)

Total Liabilities and Stockholders’ Equity	1,705,633	1,310,225	745,293	699,853	974,384	(1,890,808)

(1) Balance as of March 31, 2003

[Additional columns below]

[Continued from above table, first column(s) repeated]

		SAC Moving
	AMERCO	and Storage		Total
	Consolidated	Operations	Eliminations	Consolidated

	(In thousands)
LIABILITIES
Accounts payable and accrued expenses	380,341	49,403	(49,971)	379,773
AMERCO’s notes and loans payable	93,977	—	—	93,977
SAC Holdings’ notes and loans payable	—	982,728	(393,087)	589,641
Policy benefits and losses, claims and loss expenses payable	847,005	—	—	847,005
Liabilities from investment contracts	641,257	—	—	641,257
Other policyholders’ funds and liabilities	24,432	—	—	24,432
Deferred income	63,808	10,069	(36,805)	37,072
Deferred income taxes	108,180	(20,790)	(98,005)	(10,615)
Other liabilities	—	—	—	—
Liabilities subject to compromise	861,058	—	—	861,058

Total liabilities	3,020,058	1,021,410	(577,868)	3,463,600
Minority Interest	—	12,646	(12,646)	—
STOCKHOLDERS’ EQUITY
Serial preferred stock-	—	—	—	—
Series A preferred stock	—	—	—	—
Series B preferred stock	—	—	—	—
Serial common stock-	—	—	—	—
Series A common stock	1,441	—	—	1,441
Common stock	9,122	—	—	9,122
Additional paid-in- capital	396,048	—	(160,264)	235,784
Additional paid-in- capital-SAC	3,199	3,199	(3,199)	3,199
Accumulated other comprehensive loss	(40,139)	—	—	(40,139)
Accumulated other comprehensive loss-
SAC Holdings	212	212	(212)	212
Retained earnings	585,619	(47,182)	54,280	592,717
Cost of common shares in treasury, net	(418,178)	(3,198)	—	(421,376)
Unearned ESOP shares	(12,802)	—	—	(12,802)

Total stockholders’ equity	524,522	(46,969)	(109,395)	368,158

Total Liabilities and Stockholders’ Equity	3,544,580	987,087	(699,909)	3,831,758

(1) Balance as of March 31, 2003

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Consolidating Industry Segment and Geographic Area Data, Continued:

Consolidating balance sheets by industry segment as of March 31, 2003 are as follows:

		U-Haul
		Moving
		and		Property and
		Storage		Casualty	Life
	AMERCO	Operations	Real Estate	Insurance(1)	Insurance(1)	Eliminations

	(Unaudited)

	(In thousands)
ASSETS
Cash and cash equivalents	$18,524	30,046	174	4,108	9,320	—
Trade receivables, net	—	22,444	1,558	224,427	23,062	—
Notes and mortgage receivable, net	—	10,462	17,285	—	—	—
Inventories, net	—	49,229	4	—	—	—
Prepaid expenses	87	27,400	11	—	—	—
Investments, fixed maturities	—	—	—	253,871	613,206	—
Investments, other	135,000	170,886	217,619	120,372	224,604	(79,707)
Deferred policy acquisition costs				13,206	91,894	—
Other assets	471,884	161,825	3,991	88,660	2,289	(689,684)

	625,495	472,292	240,642	704,644	964,375	(769,391)
Investment in Subsidiaries	1,037,756	—	—	—	—	(1,037,756)
Investment in SAC	(41,938)	—	—	—	—	—
Property, plant and equipment, at cost:
Land	—	18,849	139,138	—	—	—
Buildings and improvements	—	145,177	602,676	—	—	—
Furniture and equipment	459	272,884	18,040	—	—	—
Rental trailers and other rental equipment	—	149,707		—	—	—
Rental trucks	—	1,140,294	—	—	—	—
SAC Holdings — property, plant and equipment	—	—	—	—	—	—

	459	1,726,911	759,854	—	—	—
Less accumulated depreciation	(315)	(990,412)	(254,409)	—	—	—

Total property, plant and equipment	144	736,499	505,445	—	—	—

TOTAL ASSETS	1,621,457	1,208,791	746,087	704,644	964,375	(1,807,147)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		SAC Moving
	AMERCO	and Storage		Total
	Consolidated	Operations	Eliminations	Consolidated

	(Unaudited)

	(In thousands)
ASSETS
Cash and cash equivalents	62,172	4,662	—	66,834
Trade receivables, net	271,491	—	(7,754)	263,737
Notes and mortgage receivable, net	27,747	—	(24,879)	2,868
Inventories, net	49,233	4,037	—	53,270
Prepaid expenses	27,498	811	(6,463)	21,846
Investments, fixed maturities	867,077	—	(6,477)	860,600
Investments, other	788,774	—	(399,522)	389,252
Deferred policy acquisition costs	105,100	—	—	105,100
Other assets	38,965	24,635	—	63,600

	2,238,057	34,145	(445,095)	1,827,107
Investment in Subsidiaries	—	—	—	—
Investment in SAC	(41,938)	—	41,938	—
Property, plant and equipment, at cost:
Land	157,987	—	—	157,987
Buildings and improvements	747,853	—	—	747,853
Furniture and equipment	291,383	—	—	291,383
Rental trailers and other rental equipment	149,707	—	—	149,707
Rental trucks	1,140,294	—	—	1,140,294
SAC Holdings — property, plant and equipment	—	1,015,563	(258,271)	757,292

	2,487,224	1,015,563	(258,271)	3,244,516
Less accumulated depreciation	(1,245,136)	(59,679)	6,616	(1,298,199)

Total property, plant and equipment	1,242,088	955,884	(251,655)	1,946,317

TOTAL ASSETS	3,438,207	990,029	(654,812)	3,773,424

(1)     Balances as of December 31, 2002

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Consolidating Balance Sheets By Industry Segment And Geographic Area Data, Continued:

Consolidating balance sheets by industry segment as of March 31, 2003 are as follows — Continued:

		Moving and
		Storage		Property and
		Operations		Casualty	Life
	AMERCO	U-Haul	Real Estate	Insurance(1)	Insurance(1)	Eliminations

	(Unaudited)

	(In thousands)
LIABILITIES
Accounts payable and accrued expenses	$139,496	263,394	7,892	—	570	(39,735)
AMERCO’s notes and loans payable	861,158	31,693	101,505	—	—	(39,500)
SAC Holdings’ notes and loans payable	—	—	—	—	—	—
Policy benefits and losses, claims and loss expenses payable	—	168,666	—	485,383	182,583	—
Liabilities from investment contracts	—	—	—	—	639,998	—
Other policyholders’ funds and liabilities	—	—	—	20,164	10,145	—
Deferred income	2,863	30,943	1,011	—	—	—
Deferred income taxes	120,446	214,715	94,914	—	8,664	(353,058)
Other liabilities	—	—	325,783	—	11,315	(337,098)

Total liabilities	1,123,963	709,411	531,105	505,547	853,275	(769,391)
Minority Interest	—	—	—	—	—	—
STOCKHOLDERS’ EQUITY
Serial preferred stock —	—	—	—	—	—	—
Series A preferred stock	—	—	—	—	—	—
Series B preferred stock	—	—	—	—	—	—
Serial common stock —	—	—	—	—	—	—
Series A common stock	1,441	—	—	—	—	—
Common stock	9,122	540	1	3,300	2,500	(6,341)
Additional paid-in- capital	396,050	121,230	147,481	70,023	16,435	(355,169)
Additional paid-in- capital — SAC	3,199	—	—	—	—	—
Accumulated other comprehensive loss	(54,278)	(39,849)	—	13,589	4,166	22,094
Accumulated other comprehensive loss — SAC	(1,487)	—	—	—	—	—
Retained earnings	561,606	430,656	67,500	112,185	87,999	(698,340)
Cost of common shares in treasury	(418,179)	—	—	—	—	—
Unearned ESOP shares	20	(13,197)	—	—	—	—

Total stockholders’ equity	497,494	499,380	214,982	199,097	111,100	(1,037,756)

Total Liabilities and stockholders’ equity	$1,621,457	1,208,791	746,087	704,644	964,375	(1,087,147)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		SAC Moving
		and
	AMERCO	Storage		Total
	Consolidated	Operations	Eliminations	Consolidated

	(Unaudited)

	(In thousands)
LIABILITIES
Accounts payable and accrued expenses	371,617	48,033	(32,633)	387,017
AMERCO’s notes and loans payable	954,856	—	—	954,856
SAC Holdings’ notes and loans payable	—	983,190	(394,171)	589,019
Policy benefits and losses, claims and loss expenses payable	836,632	—	—	836,632
Liabilities from investment contracts	639,998	—	—	639,998
Other policyholders’ funds and liabilities	30,309	—	—	30,309
Deferred income	34,817	12,033	(6,463)	40,387
Deferred income taxes	85,681	(19,918)	(98,005)	(32,242)
Other liabilities	—	—	—	—

Total liabilities	2,953,910	1,023,338	(531,272)	3,445,976
Minority Interest	—	11,828	(11,828)	—
STOCKHOLDERS’ EQUITY
Serial preferred stock —	—	—	—	—
Series A preferred stock	—	—	—	—
Series B preferred stock	—	—	—	—
Serial common stock —	—	—	—	—
Series A common stock	1,441	—	—	1,441
Common stock	9,122	—	—	9,122
Additional paid-in- capital	396,050	—	(160,266)	235,784
Additional paid-in- capital — SAC	3,199	3,199	(3,199)	3,199
Accumulated other comprehensive loss	(54,278)	—	—	(54,278)
Accumulated other comprehensive loss — SAC	(1,487)	(1,487)	1,487	(1,487)
Retained earnings	561,606	(43,650)	50,266	568,222
Cost of common shares in treasury	(418,179)	(3,199)	—	(421,378)
Unearned ESOP shares	(13,177)	—	—	(13,177)

Total stockholders’ equity	484,297	(45,137)	(111,712)	327,448

Total Liabilities and stockholders’ equity	3,438,207	990,029	(654,812)	3,773,424

(1)	Balances as of December 31, 2002

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Consolidating Industry Segment and Geographic Area Data, Continued:

Consolidating statements of operations by industry segment for the quarter ended June 30, 2003 are as follows:

		U-Haul Moving		Property and
		and Storage		Casualty	Life
	AMERCO	Operations	Real Estate	Insurance(1)	Insurance(1)	Eliminations

	(Unaudited)

	(In thousands)
Revenues
Rental revenue	$—	407,047	14,828	—	—	(15,319)
Net sales	—	54,276	15	—	—	—
Premiums	—	—	—	28,567	38,084	(2,195)
Net investment and interest income	244	8,028	1,992	5,804	5,353	—

Total revenues	244	469,351	16,835	34,371	43,437	(17,514)
Costs and expenses
Operating expenses	11,530	262,735	(2,534)	5,278	8,650	(17,514)
Commission expenses	—	47,153	—	—	—	—
Cost of sales	—	25,627	6	—	—	—
Benefits and losses	—	—	—	25,582	27,817	—
Amortization of deferred policy acquisition costs	—	—	—	3,710	5,390	—
Lease expense	230	37,520	4,444	—	—	—
Depreciation, net	3	30,580	2,171	—	—	—

Total costs and expenses	11,763	403,615	4,087	34,570	41,857	(17,514)

Equity in Earnings of Subsidiary	47,171	—	—	—	—	(47,171)
Equity in Earning of SAC	(3,532)	—	—	—	—	—

Earnings (loss) from operations	32,120	65,736	12,748	(199)	1,580	(47,171)
Interest expense	14,375	(1,069)	6,797	—	—	—

Pretax earnings (loss)	17,745	66,805	5,951	(199)	1,580	(47,171)
Income tax benefit (expense)	9,509	(23,724)	(2,431)	63	(874)	—

Net earnings/(loss)	27,254	43,081	3,520	(136)	706	(47,171)

Less: Preferred stock dividends	(3,241)	—	—	—	—	—

Earnings (loss) available to common shareholders	$24,013	43,081	3,520	(136)	706	(47,171)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		SAC Moving
	AMERCO	and Storage		Total
	Consolidated	Operations	Eliminations	Consolidated

	(Unaudited)

	(In thousands)
Revenues
Rental revenue	406,556	42,300	(13,814)	435,042
Net sales	54,291	14,918	—	69,209
Premiums	64,456	—	—	64,456
Net investment and interest income	21,421	—	(10,012)	11,409

Total revenues	546,724	57,218	(23,826)	580,116
Costs and expenses
Operating expenses	268,145	28,122	(3,291)	292,976
Commission expenses	47,153	—	(6,959)	40,194
Cost of sales	25,633	6,586	—	32,219
Benefits and losses	53,399	—	—	53,399
Amortization of deferred policy acquisition costs	9,100	—	—	9,100
Lease expense	42,194	—	(3,564)	38,630
Depreciation, net	32,754	5,766	(482)	38,038

Total costs and expenses	478,378	40,474	(14,296)	504,556

Equity in Earnings of Subsidiary	—	—	—	—
Equity in Earning of SAC	(3,532)	—	3,532	—

Earnings (loss) from operations	64,814	16,744	(5,998)	75,560
Interest expense	20,103	20,807	(10,012)	30,898

Pretax earnings (loss)	44,711	(4,063)	4,014	44,662
Income tax benefit (expense)	(17,457)	531	—	(16,926)

Net earnings/(loss)	27,254	(3,532)	4,014	27,736

Less: Preferred stock dividends	(3,241)	—	—	(3,241)

Earnings (loss) available to common shareholders	24,013	(3,532)	4,014	24,495

(1)	For the quarter ended March 31, 2003

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Consolidating Industry Segment and Geographic Area Data, Continued:

      Consolidating statements of operations by industry segment for the restated quarter ended June 30, 2002 are as follows:

		U-Haul Moving		Property and
		and Storage		Casualty	Life
	AMERCO	Operations	Real Estate	Insurance(1)	Insurance(1)	Eliminations

	(Unaudited)

	(In thousands)
Revenues
Rental revenue	$—	383,709	15,384	—	—	(15,695)
Net sales	—	53,624	16	—	—	—
Premiums	—	—	—	46,609	39,658	(1,614)
Net investment and interest income	811	7,589	2,777	7,568	5,384	—

Total revenues	811	444,922	18,177	54,177	45,042	(17,309)
Costs and expenses
Operating expenses	1,079	257,788	(588)	5,210	8,363	(17,309)
Commission expenses	—	49,039	—	—	—	—
Cost of sales	—	29,448	7	—	—	—
Benefits and losses	—	—	—	45,647	30,771	—
Amortization of deferred acquisition costs	—	—	—	5,309	5,025	—
Lease expense	230	41,219	1,962	—	—	—
Depreciation, net	4	27,421	2,125	—	—	—

Total costs and expenses	1,313	404,915	3,506	56,166	44,159	(17,309)

Equity in Earnings of Subsidiary	30,024	—	—	—	—	(30,024)
Equity in Earning of SAC	(389)	—	—	—	—	—
Earnings (loss) from operations	29,133	40,007	14,671	(1,989)	883	(30,024)
Interest expense	9,249	3,751	5,302	—	—	—

Pretax earnings (loss)	19,884	36,256	9,369	(1,989)	883	(30,024)
Income tax benefit (expense)	3,413	(11,917)	(3,279)	1,005	(304)	—

Net earnings/(loss)	23,297	24,339	6,090	(984)	579	(30,024)

Less: Preferred stock dividends	(3,241)	—	—	—	—	—

Earnings (loss) available to common shareholders	$20,056	24,339	6,090	(984)	579	(30,024)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		SAC Moving
		and
	AMERCO	Storage		Total
	Consolidated	Operations	Eliminations	Consolidated

	(Unaudited)

	(In thousands)
Revenues
Rental revenue	383,398	40,198	(12,019)	411,577
Net sales	53,640	14,549	—	68,189
Premiums	84,653	—	—	84,653
Net investment and interest income	24,129	—	(9,254)	14,875

Total revenues	545,820	54,747	(21,273)	579,294
Costs and expenses
Operating expenses	254,543	24,732	(3,055)	276,220
Commission expenses	49,039	—	(6,909)	42,130
Cost of sales	29,455	6,072	—	35,527
Benefits and losses	76,418	—	—	76,418
Amortization of deferred acquisition costs	10,334	—	—	10,334
Lease expense	43,411	—	(2,055)	41,356
Depreciation, net	29,550	4,644	(482)	33,712

Total costs and expenses	492,750	35,448	(12,501)	515,697

Equity in Earnings of Subsidiary	—	—	—	—
Equity in Earning of SAC	(389)	—	389	—
Earnings (loss) from operations	52,681	19,299	(8,383)	63,597
Interest expense	18,302	19,647	(9,254)	28,695

Pretax earnings (loss)	34,379	(348)	871	34,902
Income tax benefit (expense)	(11,082)	(41)	—	(11,123)

Net earnings/(loss)	23,297	(389)	871	23,779

Less: Preferred stock dividends	(3,241)	—	—	(3,241)

Earnings (loss) available to common shareholders	20,056	(389)	871	20,538

(1)     For the quarter ended March 31, 2002

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Consolidating Industry Segment and Geographic Area Data, Continued:

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2003 are as follows:

		U-Haul Moving		Property and
		and Storage		Casualty	Life
	AMERCO	Operations	Real Estate	Insurance(1)	Insurance(1)	Eliminations

	(Unaudited)

	(In thousands)
Net cash flows provided by (used in) operating activities	$14,217	48,133	604	(28,193)	(1,233)	—

Cash flows from investing activities:
Purchases of investments:
Property, plant and equipment	—	(41,895)	—	—	—	—
Fixed maturities	—	—	—	(70)	(13,847)	—
Common Stock	—	—	—	—	—	—
Preferred Stock	—	—	—	—	—	—
Other asset investment	—	—	—	9,386	(34,860)	—
Real estate	—	—	—	—	—	—
Mortgage loans	—	—	—	—	—	—
Proceeds from sale of investments:			—	—	—
Property, plant and equipment	—	4,513	(634)	—	—	—
Fixed maturities	—	—	—	17,597	35,553	—
Common Stock	—	—	—	—	—	—
Preferred Stock	—	—	—	—	—	—
Real estate	—	—	—	482	5,862	—
Mortgage loans	—	73	130	—	—	—
Changes in other investments	—	—	—	—	1,114	—

Net cash provided by (used in) investing activities	—	(37,309)	(504)	27,395	(6,178)	—

Cash flows from financing activities:
Net change in short-term borrowings	—	—	—	—	—	—
Proceeds from notes	—	—	—	—	—	—
Debt issuance costs	—	—	—	—	—	—
Leveraged ESOP:	—	—	—	—	—	—
Purchase of shares	—		—	—	—	—
Payments on loans	—	375	—	—	—	—
Principal payments on notes	—	—	(2)	—	—	—
Preferred stock dividends paid	—	—	—	—	—	—
Treasury stock acquisitions, net	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—
Investment contract deposits	—	—	—	—	20,334	—
Investment contract withdrawals	—	—	—	—	(19,556)	—

Net cash provided by (used in) financing activities	—	375	(2)	—	778	—

Increase (decrease) in cash and cash equivalents	14,217	11,199	98	(798)	(6,633)	—
Cash and cash equivalents at the beginning of period	18,524	30,046	174	4,108	9,320	—

Cash and cash equivalents at the end of period	$32,741	41,245	272	3,310	2,687	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

		SAC Moving
		and
	AMERCO	Storage		Total
	Consolidated	Operations	Eliminations	Consolidated

	(Unaudited)

	(In thousands)
Net cash flows provided by (used in) operating activities	33,528	(27,569)	36,669	42,628

Cash flows from investing activities:
Purchases of investments:
Property, plant and equipment	(41,895)	(6,242)	—	(48,137)
Fixed maturities	(13,917)	—	—	(13,917)
Common Stock	—	—	—	—
Preferred Stock	—	—	—	—
Other asset investment	(25,474)	—	—	(25,474)
Real estate	—	—	—	—
Mortgage loans	—	—	—	—
Proceeds from sale of investments:	—
Property, plant and equipment	3,879	37,029	(37,751)	3,157
Fixed maturities	53,150	—	—	53,150
Common Stock	—	—	—	—
Preferred Stock	—	—	—	—
Real estate	6,344	—	—	6,344
Mortgage loans	203	—	—	203
Changes in other investments	1,114	—		1,114

Net cash provided by (used in) investing activities	(16,596)	30,787	(37,751)	(23,560)

Cash flows from financing activities:
Net change in short-term borrowings	—	—	—	—
Proceeds from notes	—	357	(357)	—
Debt issuance costs	—	—	—	—
Leveraged ESOP:	—	—	—	—
Purchase of shares
Payments on loans	375	—	—	375
Principal payments on notes	(2)	(3,032)	1,439	(1,595)
Preferred stock dividends paid	—	—	—	—
Treasury stock acquisitions, net	—	—	—	—
Dividends paid	—	—	—	—
Investment contract deposits	20,334	—	—	20,334
Investment contract withdrawals	(19,556)	—	—	(19,556)

Net cash provided by (used in) financing activities	1,151	(2,675)	1,082	(442)

Increase (decrease) in cash and cash equivalents	18,083	543	—	18,626
Cash and cash equivalents at the beginning of period	62,172	4,662	—	66,834

Cash and cash equivalents at the end of period	80,255	5,205	—	85,460

(1)	For the quarter ended March 31, 2003

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Consolidating Industry Segment and Geographic Area Data, Continued:

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2002 are as follows:

		U-Haul Moving		Property and
		and Storage		Casualty	Life
	AMERCO	Operations	Real Estate	Insurance(1)	Insurance(1)	Eliminations

	(Unaudited)

	(In thousands)
Net cash flows provided by (used in) operating activities	$208,844	49,252	(99,525)	(27,956)	(16,869)	—

Cash flows from investing activities:
Purchases of investments:
Property, plant and equipment	—	(55,735)	(445)	—	—	—
Fixed maturities	—	—	—	—	(60,986)	—
Common Stock	—	—	—	—	—	—
Preferred Stock	—	—	—	—	—	—
Other asset investment	—	—	—	—	(362)	—
Real estate	—	—	—	—	—	—
Mortgage loans	—	—	—	—	—	—
Proceeds from sale of investments:				—	—
Property, plant and equipment	3	—	—	—	—	—
Fixed maturities	—	—	—	20,745	49,579	—
Common Stock	—	—	—	—	—	—
Preferred Stock	—	—	—	—	2,578	—
Real estate	—	—	—	—	4,545	—
Mortgage loans	—	—	—	560	—	—
Changes in other investments	—	—	—	11,376	(4,028)	—

Net cash provided by (used in) investing activities	3	(55,735)	(445)	32,681	(8,674)	—

Cash flows from financing activities:
Net change in short-term borrowings	(100,485)	—	—	—	—	—
Proceeds from notes	—	—	99,991	—	—	—
Debt issuance costs	—	—	—	—	—	—
Leveraged ESOP:	—	—	—	—	—	—
Purchase of shares	—	(84)	—	—	—	—
Payments on loans	—	—	—	—	—	—
Principal payments on notes	(107,290)	—	—	—	—	—
Preferred stock dividends paid	—	—	—	—	—	—
Treasury stock acquisitions, net	(572)	—	—	—	—	—
Dividends paid	—	—	—	—	—	—
Investment contract deposits	—	—	—	—	36,628	—
Investment contract withdrawals	—	—	—	—	(19,211)	—

Net cash provided by (used in) financing activities	(208,347)	(84)	99,991	—	17,417	—

Increase (decrease) in cash and cash equivalents	500	(6,567)	21	4,725	(8,126)	—
Cash and cash equivalents at the beginning of period	71	25,719	576	5,912	9,158	—

Cash and cash equivalents at the end of period	$571	19,152	597	10,637	1,032	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

		SAC Moving
	AMERCO	and Storage		Total
	Consolidated	Operations	Eliminations	Consolidated

	(Unaudited)

	(In thousands)
Net cash flows provided by (used in) operating activities	113,746	5,146	(1,564)	117,328

Cash flows from investing activities:
Purchases of investments:
Property, plant and equipment	(56,180)	(5,035)	—	(61,215)
Fixed maturities	(60,986)	—	—	(60,986)
Common Stock	—	—	—	—
Preferred Stock	—	—	—	—
Other asset investment	(362)	—	—	(362)
Real estate	—	—	—	—
Mortgage loans	—	—	—	—
Proceeds from sale of investments:	—			—
Property, plant and equipment	3	—	—	3
Fixed maturities	70,324	—	—	70,324
Common Stock	—	—	—	—
Preferred Stock	2,578	—	—	2,578
Real estate	4,545	—	—	4,545
Mortgage loans	560	—	—	560
Changes in other investments	7,348	—	—	7,348

Net cash provided by (used in) investing activities	(32,170)	(5,035)	—	(37,205)

Cash flows from financing activities:
Net change in short-term borrowings	(100,485)	—	—	(100,485)
Proceeds from notes	99,991	(1,564)	1,564	99,991
Debt issuance costs	—	—	—	—
Leveraged ESOP:	—	—	—	—
Purchase of shares	(84)	—	—	(84)
Payments on loans	—	—	—	—
Principal payments on notes	(107,290)	1,453	—	(105,837)
Preferred stock dividends paid	—	—	—	—
Treasury stock acquisitions, net	(572)	—	—	(572)
Dividends paid	—	—	—	—
Investment contract deposits	36,628	—	—	36,628
Investment contract withdrawals	(19,211)	—	—	(19,211)

Net cash provided by (used in) financing activities	(91,023)	(111)	1,564	(89,570)

Increase (decrease) in cash and cash equivalents	(9,447)	—	—	(9,447)
Cash and cash equivalents at the beginning of period	41,436	10	—	41,446

Cash and cash equivalents at the end of period	31,989	10	—	31,999

(1)	For the quarter ended March 31, 2002

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Industry Segment and Geographic Area Data, Continued:

Geographic Area Data —
(All amounts are in U.S. $’s)	United States	Canada	Consolidated

	Quarter Ended

	(Unaudited)

	(In thousands)
June 30, 2003
Total revenues	$561,570	$18,546	$580,116
Depreciation/amortization	45,606	1,532	47,138
Interest expense	29,532	1,366	30,898
Pretax earnings	40,251	4,411	44,662
Income tax benefit (expense)	(16,926)	—	(16,926)
Identifiable assets	3,699,208	143,165	3,842,373

June 30, 2002
Total revenues	564,107	15,392	579,499
Depreciation/amortization	42,716	1,330	44,046
Interest expense	27,587	1,108	28,695
Pretax earnings	31,922	2,980	34,902
Income tax benefit (expense)	(11,123)	—	(11,123)
Identifiable assets	3,499,642	130,082	3,629,724

7.     Liabilities Subject to Compromise

      Under the Bankruptcy Code certain claims against AMERCO in existence prior to the Petition Date are stayed while AMERCO continues operating as a debtor-in-possession. AMERCO has received approval from the Court to (a) pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations; (b) pay vendors and other providers in the ordinary course for goods and services received from and after the Petition Date. Substantially all other pre-petition liabilities of AMERCO have been classified as liabilities subject to compromise in the unaudited Condensed Consolidated Balance Sheets. Adjustments to these liabilities may result from negotiations, payments authorized by Court order, additional rejection of executory contracts including leases, or other events.

      Shortly after the Chapter 11 filing, AMERCO began notifying all known or potential creditors of the filing for the purpose of identifying all pre-petition claims against the Company. Amounts that AMERCO has recorded may be different than amounts filed by its creditors. The number and amount of allowable claims cannot be presently ascertained. The claims reconciliation process may result in adjustments to allowable claims.

      The following table summarizes the components of Liabilities subject to compromise included in AMERCO’s Condensed Consolidated Balance Sheets as of June 30, 2003 (in thousands):

Debt	$860,873
Accounts payable	185

Total liabilities subject to compromise	$861,058

      Reorganization items represent amounts incurred as a direct result of the Company’s Chapter 11 filing and are included in operating expenses and interest expense in the Company’s Statement of Operations. Professional fees of $8.8 million and default interest payments of $4.4 million were paid during the quarter ended June 30, 2003.

7.     Certain Relationships and Related Transactions

      During the quarter ended June 30, 2003, the Company purchased $140,280, of printing from Form Builders, Inc. Mark V. Shoen, his daughter and Edward J. Shoen’s sons are major stockholders of Form Builders, Inc. The Company ceased doing business with Form Builders on April 18, 2003.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements Regarding Forward-Looking Statements

      This Quarterly Report on Form 10-Q contains forward-looking statements. We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may include, but are not limited to, projections of revenues, income or loss, estimates of capital expenditures, our plans and intentions regarding the recapitalization of our balance sheet and the payment of dividends arrearages, plans for future operations, products or services and financing needs and plans, our perceptions of our legal positions and anticipated outcomes of pending litigation against us, liquidity, expected outcomes of the Chapter 11 proceeding as well as assumptions relating to the foregoing. The words “believe”, “expect”, “anticipate”, “estimate”, “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation, the risk factors enumerated at the end of this section, as well as the following: the Company’s ability to operate pursuant to the terms of its DIP facility; the Company’s ability to obtain court approval with respect to motions in the Chapter 11 proceeding prosecuted by it from time to time; the Company’s ability to develop, prosecute, confirm, and consummate a plan of reorganization with respect to the Chapter 11 case; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm a plan of reorganization, for the appointment of a Chapter 11 trustee or to convert the case to a Chapter 7 case; the Company’s ability to obtain and maintain normal terms with vendors and service providers; the Company’s ability to maintain contracts that are critical to its operations; the potential adverse impact of the Chapter 11 case on the Company’s liquidity or results of operations; the costs and availability of financing; the Company’s ability to execute its business plan; the Company’s ability to attract, motivate and retain key employees; general economic conditions; weather conditions; fluctuations in our costs to maintain and update our fleet and facilities; our ability to refinance our debt; our ability to successfully recapitalize our balance sheet and cure existing defaults of our debt agreements; our ability to continue as a going concern; changes in government regulations, particularly environmental regulations; our credit ratings; the availability of credit; changes in demand for our products; changes in the general domestic economy; degree and nature of our competition; the resolution of pending litigation against the company; changes in accounting standards and other factors described in this report or the other documents we file with the Securities Exchange Commission. The above factors, the following disclosures, as well as other statements in this report and in the Notes to AMERCO’s Consolidated Financial Statements, could contribute to or cause such differences, or could cause AMERCO’s stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized. The Company disclaims any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

General

      Information on industry segments is incorporated by reference from — Notes 1 and 6 of Notes to Condensed Consolidated Financial Statements. The notes discuss the principles of consolidation, summarized consolidated financial information and industry segment and geographical area data, respectively. In consolidation, all intersegment premiums are eliminated and the benefits, losses and expenses are retained by the insurance companies.

Critical Accounting Policies and Estimates

      Management’s discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, estimates are reevaluated, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include allowances for doubtful accounts, depreciation of revenue earning vehicles and buildings, self-insured liabilities, impairments of assets, insurance reserves, premiums and acquisition cost amortization, income taxes and commitments and contingencies. Our estimates are based on historical experience, observance of trends in particular areas, information and/ or valuations available from outside sources and on various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions and conditions. Such differences may be material.

      Accounting policies are considered critical when they are significant and involve difficult, subjective or complex judgments or estimates. We consider the following to be critical accounting policies:

     Principles of Consolidation

      Principles of consolidation — The consolidated financial statements include the accounts of AMERCO and its wholly owned subsidiaries and SAC Holdings and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. SAC Holdings has been classified as a special purpose entity that meets the criteria for consolidation and therefore the accounts of SAC Holdings are included in the consolidated financial statements. AMERCO has concluded that SAC Holdings qualifies as a Variable Interest Entity, as defined by FIN 46, and will continue to be included in the consolidation. AMERCO does not have an equity ownership interest in SAC Holdings or any of SAC Holdings’ subsidiaries, except for investments made by RepWest and Oxford in a SAC Holdings-controlled limited partnership, which holds Canadian self-storage properties. SAC Holdings are not legal subsidiaries of AMERCO. AMERCO is not liable for the debts of SAC Holdings and there are no default provisions in AMERCO indebtedness that cross-default to SAC Holdings’ obligations. SAC Holdings has concluded that a conglomerate of entities, known as Private Mini Storage Realty, L.P. (“Private Mini”), qualifies as a Variable Interest Entity and will be included in the consolidation beginning July 1, 2003. As of June 30, 2003 and for the period then ended, Private Mini is accounted for on the equity method of accounting.

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

      Long-lived assets and intangible assets — The carrying value is reviewed whenever events or circumstances indicate the carrying values may not be recoverable through projected undiscounted future cash flows. The events could include significant underperformance relative to expected, historical or projected future operating results, significant changes in the manner of using the assets, overall business strategy, significant negative industry or economic trends and an unexpected non-compliance with significant debt agreements.

      Investments — For investments accounted for under SFAS 115, in determining if and when a decline in market value below amortized cost is other than temporary, quoted market prices, dealer quotes or discounted cash flows are reviewed. Other-than-temporary declines in value are recognized in the current period operating results to the extent of the decline.

      Insurance revenue and expense recognition — Premiums are recognized as revenue and earned over the terms of the respective policies. Benefits and expenses are matched with recognized premiums to result in revenue and expense recognition over the life of the contracts. This match is accomplished by recording a provision for future policy benefits and unpaid claims and claim adjustment expenses and by amortizing deferred policy acquisition costs. Charges related to services to be performed are deferred until earned. The amounts received in excess of premiums and fees are included in other policyholder funds in the consolidated balance sheets.

      Unearned premiums represent the portion of premiums written which relate to the unexpired term of policies. Liabilities for health and disability and other policy claims and benefits payable represent estimates of payments to be made on insurance claims for reported losses and estimates of losses incurred but not yet reported. These estimates are based on past claims experience and current claim trends as well as social and economic conditions such as changes in legal theories and inflation. Due to the nature of underlying risks and the high degree of uncertainty associated with the determination of the liability for future policy benefits and claims, the amounts to be ultimately paid to settle liabilities cannot be precisely determined and may vary significantly from the estimated liability.

      Acquisition costs related to insurance contracts have been deferred to accomplish matching against future premium revenue. The costs are charged to current earnings to the extent it is determined that future premiums are not adequate to cover amounts deferred.

      U-Haul insurance expense — Expense is recognized annually based on reported claims and an estimate of future claims. A reserve is booked for unpaid losses. U-Haul’s self-insured retention is paid out over time as claims are settled, relieving the reserve for unpaid losses.

Results of Operations

Quarter Ended June 30, 2003 Versus Quarter Ended June 30, 2002

U-HAUL Moving and Storage Operations

      Revenues consist of rental revenues, net sales and investment earnings. Rental revenue was $407.0 million and $383.7 million for the quarter ended June 30, 2003 and 2002. The increase was due to a 6% increase in the rental transactions of trucks and trailers.

      Net sales revenues were $54.3 million and $53.6 million for the quarter ended June 30, 2003 and 2002. The increase in sales was due to increased volume.

      Cost of sales were $25.6 million and $29.4 million for the quarter ended June 30, 2003 and 2002. The decrease was due to better material cost margins and increased labor efficiency.

      Operating expenses before inter-company eliminations were $262.7 million and $257.8 million for the quarter ended June 30, 2003 and 2002.

      Lease expense was $37.5 million and $41.2 million for the quarter ended June 30, 2003 and 2002. This decrease reflects a decline in the number of leased rental trucks.

      Net depreciation expense was $30.6 million and $27.4 million for the quarter ended June 30, 2003 and 2002.

      Operating profit before inter-company eliminations was $65.7 million and $40.0 million for the quarter ended June 30, 2003 and 2002.

SAC Moving and Storage Operations

      Total revenues consist of storage rental revenues, vehicle rental commissions and net sales. Total rental revenue was $42.3 million and $40.2 million for the quarter ended June 30, 2003 and 2002. The increase is due to a 9% increase in storage rental transactions.

      Net sales revenues were $14.9 million and $14.5 million for the quarter ended June 30, 2003 and 2002. Net sales stayed about constant for the same time period.

      Operating expenses before inter-company eliminations were $28.1 million and $24.7 million for the quarter ended June 30, 2003 and 2002. Increased expenses were the result of increased property taxes, management fees, and utilities.

      Cost of sales were $6.6 million and $6.1 million for the quarter ended June 30, 2003 and 2002. The increase is proportional to increases in net sales.

      Net depreciation expense was $5.8 million and $4.6 million for the quarter ended June 30, 2003 and 2002.

      Operating profits were $16.7 million and $19.3 million for the quarter ended June 30, 2003 and 2002.

Amerco’s Real Estate Operations

      Rental revenue before inter-company eliminations was $14.8 million and $15.4 million for the quarter ended June 30, 2003 and 2002. Intercompany revenue was $14.0 and $14.7 million for the quarter ended June 30, 2003 and 2002.

      Net investment and interest income was $2.0 million and $2.8 million for the quarter ended June 30, 2003 and 2002.

      Lease expense was $4.4 million and $2.0 for the quarter ended June 30, 2003 and 2002. The increase is a result of the increase in synthetic lease expense.

      Net depreciation expense was $2.2 million and $2.1 million for the quarter ended June 30, 2003 and 2002. The increase in net depreciation expense is the result of a decline in gross profits recognized on the sales of surplus properties.

      Operating profit before inter-company eliminations was $12.7 million and $14.7 million for the quarter ended June 30, 2003 and 2002.

Property and Casualty

      RepWest’s earned premiums were $28.6 million and $46.6 million for the quarter ended March 31, 2003 and 2002 respectively. General agency premiums were $21.0 million and 28.1 million for the quarters ended March 31, 2003 and March 31, 2002, respectively. The decrease in 2003 is due to the reduction of the Company’s non-core lines of business. Assumed treaty reinsurance premium was $2.0 million and $9.3 million for the quarters ended March 31, 2003 and March 31, 2002, respectively. The decrease from 2002 to 2003 is due to the non-renewal and cancellation of Company’s assumed treaty business. Rental industry earnings were $5.5 million and $9.2 million for the quarters ended March 31, 2003 and March 31, 2002, respectively. The 2003 decrease was from a change in policy structure on U-Haul business effective April 1, 2002. Under the new policy U-Haul is now responsible for the losses from $0 — $2,000,000.

      Net investment income was $5.8 million and $7.6 million for the quarter ended March 31, 2003 and 2002. The decrease is primarily attributable to lower annual average invested assets.

      Operating expenses were $5.3 million and $5.2 million for the quarter ended March 31, 2003 and 2002.

      Benefits and losses incurred were $25.6 million and $45.6 million for the quarter ended March 31, 2003 and 2002. The decrease in 2003 is due to decreased underwritings in all segments of the Company’s business.

      The amortization of deferred acquisition costs (DAC) was $3.7 million and $5.3 million for the quarter ended March 31, 2003 and 2002. The 2003 decrease is due to the Company’s premium writings.

      Operating loss before inter-company eliminations was $0.2 million and $2.0 million for the quarter ended March 31, 2003 and 2002. The decrease is due to the cancellation of multiple unprofitable lines of business.

      In April 2003, RepWest announced that in connection with the Company’s overall restructuring efforts, it is redirecting its operating focus. In particular, RepWest is exiting non-U-Haul related lines of business. Management estimates that approximately 78% of net earned premium and balance sheet reserves relate to the operations being discontinued. The process will be conducted in a fashion to help insure an orderly transition and minimize related costs. However, this exit may result in near term losses.

REPUBLIC WESTERN BUSINESS BREAKDOWN

	Net Earned	Net Earned	Outstanding	Outstanding
	Premium 03/03	Premium 03/02	Reserves 03/03	Reserves 12/02

Total Company	28,566,943	46,609,350	405,398,104	399,448,036

U-Haul business	584,004	3,108,917	77,956,115	85,196,799
Safes	3,184,075	3,291,201	2,821,145	2,698,114
Storage	1,464,553	1,871,330	6,784,737	6,871,358
NAFCIC	1,071,216	1,114,400	3,238,375	3,627,634

Total U-Haul	6,303,848	9,385,848	90,800,372	98,393,905

Agency	21,209,852	28,943,746	244,681,534	227,776,323
Assumed business	1,053,243	8,279,756	69,916,198	73,277,808

Total non-U-Haul	22,263,095	37,223,502	314,597,732	301,054,131

Life Insurance

      Net premiums were $38.1 million and $39.7 million for the quarter ended March 31, 2003 and 2002, respectively. Oxford increased Medicare supplement premiums by $0.3 million through direct writings and rate management activity. Credit insurance premiums decreased $1.0 million for the quarter. Other health premiums decreased $0.6 million from terminated programs. Other lines had premium decreases totaling $0.3 million.

      Net investment income before inter-company eliminations increased $0.02 million to $5.4 million from $5.4.

      Operating expenses were $8.7 million and $8.4 million for the quarter ended March 31, 2003 and 2002. Non-deferrable commissions have increased $0.9 million from 2002 primarily due to the increase in Medicare supplement and life premiums. General and administrative expenses net of fees collected decreased $0.6 million.

      Benefits incurred were $27.8 million and $30.8 million for the quarter ended March 31, 2003 and 2002. Medicare supplement incurred claims decreased $1.4 million for the quarter and Credit incurred claims decreased $1.3 million. Other lines had decreases of $0.3 million.

      Amortization of deferred acquisition cost (“DAC”) and the value of business acquired (“VOBA”) was $5.4 million and $5.0 million for the quarter ended March 31, 2003 and 2002.

      Operating profit/(loss) before tax and inter-company eliminations was $1.6 million and $0.9 million for the quarter ended March 31, 2003 and 2002. The increase from 2002 is due primarily to improved loss ratios in Medicare supplement.

Consolidated Group

Interest Expense

      Interest expense was $30.9 million and $28.7 million for the quarter ended June 30, 2003 and 2002, respectively.

      Interest expense of SAC Holdings on third party debt was $10.8 million and $10.4 million for the quarter ended June 30, 2003 and 2002, respectively. AMERCO’s interest expense on third party debt was $20.1 and $18.3 million for the quarter ended June 30, 2003 and 2002, respectively.

Earnings

      Pretax earnings were $44.7 million and $34.9 million for the quarter ended June 30, 2003 and 2002, respectively. After providing for income taxes, net earnings were $27.7 million and $23.8 million for the quarter ended June 30, 2003 and 2002, respectively.

Liquidity and Capital Resources

      The matters described in “Liquidity and Capital Resources” to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 case. That proceeding will involve, or may result in, various restrictions on the Company’s activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom the Company may conduct or seek to conduct business.

      Generally, under the Bankruptcy Code, most of a debtor’s liabilities must be satisfied in full in order to preserve the value of the debtor’s preferred and common stock. The rights and claims of the Company’s various creditors and security holders will be determined by the plan of reorganization to be filed by AMERCO. Although AMERCO expects to file and consummate a “full value” plan of reorganization that provides creditors with a combination of cash and new debt securities equal to the full amount of their allowed claims and also preserves the value of AMERCO’s common and preferred stock, no assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies.

      The Company’s total of cash, cash equivalents and short-term investments was $85.5 million at June 30, 2003, compared to $66.8 million at March 31, 2003.

U-Haul Moving and Storage Operations

      To meet the needs of its customers, U-Haul must maintain a large inventory of fixed asset rental items. In fiscal year 2003, capital expenditures were $182.4 million, as compared to $248.7 million and $411.9 million in fiscal years 2002 and 2001, respectively. These expenditures primarily reflect the renewal of the rental truck fleet. The capital required to fund these expenditures was obtained through internally generated funds from operations and lease financings.

      During each of the fiscal years ending March 31, 2004, 2005 and 2006, U-Haul estimates gross capital expenditures will average approximately $150 million to maintain the rental fleet at current levels. This level of capital expenditures, combined with a potential level of debt amortization of approximately $100 million, are expected to create average annual funding needs of approximately $250 million. Management estimates that U-Haul will fund these requirements entirely with internally generated funds and proceeds from the sale of trucks and surplus assets. The level of capital expenditures will be dependent upon the amount of internally generated funds and proceeds from the sale of assets.

DIP Facility

      The DIP Facility consists of a $300 million credit facility with an interest rate option of LIBOR plus 3.5% or the prime rate plus 1.0%. The DIP Facility will mature on the earlier of (i) 12 months following the Bankruptcy Court’s order approving the facility; (ii) ten days following the date of entry of an order confirming AMERCO’s plan of reorganization; and (iii) the conversion of the Chapter 11 case to a case under Chapter 7. In order to facilitate a drawing on the DIP Facility, Real Estate filed for Chapter 11. This filing was needed to facilitate granting security to the lending group in the real estate assets owned by Real Estate. The DIP Facility was approved on an interim basis by the Bankruptcy Court on August 14, 2003.

      The terms of the DIP Facility include covenants that require AMERCO to maintain agreed upon minimum levels of EBITDA, EBITDAR and fixed charge coverage ratios. The DIP Facility also contains a limitation on capital expenditures. All such financial covenants will be tested quarterly. Other customary covenants (both positive and negative) are included in the DIP Facility.

      In addition, AMERCO has entered into a restructuring agreement with the revolver lenders and Amerco Real Estate Company has entered into a restructuring agreement with the holders of $100 million of its notes. Both agreements govern the consensual treatment of such creditors under AMERCO’s contemplated Plan of Reorganization and such creditors have agreed to support confirmation of the Plan. These agreements are filed as exhibits to this report.

Credit Agreements

      AMERCO’s operations were previously funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes and revolving lines of credit with domestic and foreign banks. To finance its fleet of trucks and trailers, U-Haul routinely enters into sale and leaseback transactions. As of June 30, 2003, AMERCO had $954.9 million in total notes and loans outstanding.

      Certain of AMERCO’s credit agreements contained restrictive financial and other covenants, including, among others, covenants with respect to incurring additional indebtedness, making third party guarantees, entering into contingent obligations, maintaining certain financial ratios and placing certain additional liens on its properties and assets and restricting the issuance of certain types of preferred stock AMERCO’s various credit and financing arrangements are affected by its credit ratings. When AMERCO experienced the credit downgrade, certain interest rates that were being charged were increased.

      On October 15, 2002, AMERCO failed to make a $100 million principal payment due to the Series 1997-C Bond Backed Asset Trust. On that date, AMERCO also failed to pay a $26.6 million obligation to Citibank and Bank of America in connection with the BBATs. As a result of the foregoing, AMERCO is in default with respect to its other credit arrangements that contain cross-default provisions, including its Revolver in the amount of $205 million. In addition to the cross-default under the Revolver, AMERCO is also in default under that agreement as a result of its failure to obtain incremental net cash proceeds and/or availability from additional financings in the aggregate amount of at least $150 million prior to October 15, 2002. In addition, Amerco Real Estate Company has defaulted on a $100 million loan by failing to grant mortgages required by the loan agreement in a timely manner. The obligations of AMERCO currently in default (either directly or as a result of a cross-default) are approximately $1,178.1 million.

Support Agreements

      In February 1997, AMERCO, through its insurance subsidiaries, invested in the equity of Private Mini. During 1997, Private Mini secured a line of credit in the amount of $225 million with a financial institution, which was subsequently reduced in accordance with its terms to $125 million in December 2001. Under the terms of this credit facility AMERCO entered into a support party agreement with Private Mini and the financial institution whereby upon certain defaults or noncompliance with debt covenants by Private Mini, AMERCO could be required to assume responsibility in fulfilling all payment obligations and certain covenant obligations related to this credit facility. Private Mini defaulted on the credit facility due to AMERCO’s default under the support party agreement, which support party agreement default was triggered by virtue of cross-defaults to certain other AMERCO obligations. Additionally, Private Mini defaulted under the credit facility by virtue of non-payment of the outstanding balance at maturity. In December 2002, the financing institution exercised its option to require AMERCO to purchase all commitments under the credit facility. In March, 2003 AMERCO and the financial institution entered a standstill agreement with respect to this obligation, which standstill agreement expired by its terms on April 30, 2003. Since April 30, 2003, the financial institution has not re-issued any default notices to AMERCO with respect to this obligation or otherwise required AMERCO to purchase all commitments under the credit facility. AMERCO has not purchased any commitments under the credit facility and, as of March 31, 2003, AMERCO has recorded a liability for the $55 million remaining balance under the credit facility with a corresponding increase to its receivable from Private Mini.

      In February 2003, an entity affiliated with Private Mini closed on a $255 million financing and $70 million of these proceeds were used to pay down the $125 million line of credit described above. The aggregate amount of support provided by AMERCO remains unchanged at $125 million ($55 million to the lenders under the Amended and Restated loan agreement with the 1997 lenders and $70 million under the new $255 million financing). Under the terms of the support party agreement for the $255 million financing, following certain events of default, AMERCO would assume responsibility for $70 million of the obligations under this financing. AMERCO has recorded a liability for the $70 million obligation with a corresponding increase to its receivable from Private Mini.

SAC Holdings

      SAC Holdings intends to meet its current debt obligations through cash flows, generated from its operating activities. SAC Holdings intends to continue to purchase storage properties during the next year using financing arrangements.

U-Haul Moving and Storage Operations

      At June 30, 2003, U-Haul Moving and Storage notes and loans payable due in less than one year total $31.7 million and its accounts payable and accrued expenses total $295.7 million. U-Haul Moving and Storage financial assets (cash, receivables, inventories, and short term investments) at June 30, 2003 were $142.4 million. These assets, if converted to cash, are available to meet the financial obligations of AMERCO.

SAC Moving and Storage Operations

      At June 30, 2003, SAC Holdings notes and loans payable due in less than one year total $80.0 million and its accounts payable and accrued expenses total $49.4 million. SAC Holdings financial assets (cash, receivables, inventories, and short term investments) at June 30, 2003 were $9.5 million. Because AMERCO does not have any equity ownership in SAC Holdings (other than investments made by RepWest and Oxford in a SAC Holdings-controlled limited partnership which holds Canadian self-storage properties), these assets are not available to meet the obligations of AMERCO.

Real Estate Operations

      At June 30, 2003, Real Estate had $101.5 million of notes and loans payable due in less than one year and its accounts payable and accrued expenses total $3.8 million. Real Estate financial assets (cash, receivables, inventories, and short term investments) at June 30, 2003 were $19.8 million. These assets, if converted to cash, are available to meet the obligations of AMERCO to the extent such cash exceeds current obligations of Real Estate.

Property and Casualty

      At March 31, 2003, Property and Casualty had no notes and loans due in less than one year and its accounts payable and accrued expenses were $17.1 million. Property and Casualty financial assets (cash, receivables, inventories, and short term investments) at March 31, 2003 were $343.2 million. Because of state insurance regulations that restrict the amount of dividends that can be paid to stockholders of insurance companies, these assets are generally not available to meet the obligations of AMERCO. Reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Insurance Operations.”

Life Insurance

      At March 31, 2003, Life Insurance had no notes and loans payable due in less than one year and its accounts payable and accrued expenses total $0.7 million. Life Insurance financial assets (cash, receivables, inventories, and short term investments) at March 31, 2003 were $280.7 million. Because of state insurance regulations that restrict the amount of dividends that can be paid to stockholders of insurance companies, these assets are generally not available to meet the obligations of AMERCO. Reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Insurance Operations.”

Consolidated group

      At June 30, 2003, total outstanding notes and mortgages payable for AMERCO and consolidated subsidiaries was $955.0 million compared to $954.9 million at March 31, 2003.

      At June 30, 2003, total outstanding notes and mortgages payable for SAC Holdings and consolidated subsidiaries, before intercompany eliminations were $982.7 million as compared to $983.2 million at March 31, 2003. SAC Holdings’ creditors have no recourse to AMERCO. AMERCO is not liable for the debts of SAC Holdings. Further, there are no cross default provisions on indebtedness between AMERCO and SAC Holdings.

      Due to the defaults and various cross defaults, the consolidated group has notes, loans and lease obligations due in one year of $1.2 billion. The group also had accounts payable and accrued expenses of $380.0 million. Liquid assets for the group totaled $412.5 million. AMERCO is in the process of refinancing and restructuring its debt to meet it’s liquidity needs.

U-HAUL Moving and Storage Operations

      Cash provided by operating activities was $48.1 million and $49.2 million for the quarter ended June 30, 2003 and 2002, respectively.

SAC Moving and Storage Operations

      SAC Holdings’ operations are funded by various mortgage loans and unsecured notes, with interest rates ranging from 7.5% to 13.0%. SAC Holdings’ does not utilize revolving lines of credit to finance its operations or acquisitions. Certain of SAC Holdings’ agreements contain restrictive covenants including coverage ratios and restrictions on incurring additional subsidiary indebtedness. At June 30, 2003, SAC Holdings was in compliance with all of these covenants.

Property and Casualty

      Cash used by operating activities was $28.2 million and $28.0 million for the quarter ended March 31, 2003 and 2002, respectively. The decrease is due to less change in unearned premiums offset by increased receivables.

      RepWest’s cash and cash equivalents and short-term investment portfolio was $25.1 million and $11.6 million at March 31, 2003 and 2002, respectively.

      RepWest maintains a diversified securities investment portfolio, primarily in bonds, at varying maturity levels with 71.2% of the fixed-income securities consisting of investment grade securities. The maturity distribution is designed to provide sufficient liquidity to meet future cash needs. Current liquidity remains stable with current invested assets equal to 72.9% of total liabilities.

      The liability for reported and unreported losses based upon RepWest’s historical results and industry averages. Unpaid loss adjustment expenses are based on historical ratios of loss adjustment expenses paid to losses paid. Unpaid loss and loss expenses are not discounted.

      Stockholder’s equity was $183.1 million and $199.1 million at March 31, 2003 and 2002, respectively. RepWest considers current shareholder’s equity to be adequate to support future growth and absorb unforeseen risk events.

Life Insurance

      Oxford’s primary sources of cash are premiums, receipts from interest-sensitive products, and investment income. The primary uses of cash are operating costs and benefit payments to policyholders. Matching the investment portfolio to the cash flow demands of the types of insurance being written is an important consideration. Benefit and claim statistics are continually monitored to provide projections of future cash requirements.

      Cash flows used by operating activities was $1.2 million, and $16.9 million for the quarters ended March 31, 2003 and March 31, 2002. Cash flows provided by financing activities were $0.8 million, and $17.4 million for the quarters ended March 31, 2003 and 2002. Cash flows from deferred annuity sales increased investment contract deposits, which are a component of financing activities.

      In addition to cash flows from operating and financing activities, a substantial amount of liquid funds is available through Oxford’s short-term portfolio. At March 31, 2003 and 2002 short-term investments amounted to $115.2 million and $57.5 million respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

      Stockholders’ equity of Oxford decreased to $106.3 million from $111.1 for the quarters ended March 31, 2003 and March 31, 2002, respectively.

      Applicable laws and regulations of the State of Arizona require the Company’s insurance subsidiaries to maintain minimum capital and surplus determined in accordance with statutory accounting practices. With respect to Oxford, the amount is $0.4 million. In addition, the amount of dividends that can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividends in excess of the limit requires prior regulatory approval. As of March 31, 2003, Oxford must receive regulatory approval before any statutory surplus can be distributed as dividends. These restrictions are not expected to have a material adverse effect on the ability of the Company to meet its cash obligations.

Consolidated Group

      Cash provided by operating activities was $42.6 million and $117.3 million for the quarter ended June 30, 2003 and 2002, respectively.

      On June 20, 2003 (the “Petition Date”), AMERCO filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court, District of Nevada (the “Bankruptcy Court”) (Case No. 0352103). AMERCO will continue to manage its properties and operate its businesses as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. In general, as debtor-in-possession, AMERCO is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Specific information pertaining to the bankruptcy filing may be obtained from the website www.amerco.com. The Bankruptcy filing and the events of default on substantially all of the Company’s debt raises substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or the amount and classification of liability that might result from these uncertainties. The Company’s independent auditors qualified their opinion on the company’s March 31, 2003 financial statements by including an explanatory paragraph in which they expressed substantial doubt about the Company’s ability to continue as a going concern.

      At June 30, 2003, total outstanding notes and mortgages payable for AMERCO and wholly owned subsidiaries was $955.0 million compared to $954.9 million at March 31, 2003. At June 30, 2003, total outstanding notes and mortgages payable for SAC Holdings and consolidated subsidiaries was $982.7 million compared to $983.2 million at March 31, 2003. SAC Holdings’ securitized loan agreements have no guarantees, or triggers that could create a guarantee, from AMERCO. There are no cross default provisions on indebtedness between AMERCO and SAC Holdings.

      On October 15, 2002 the AMERCO failed to make a $100 million principal payment and a $3.6 million interest payment due to the Series 1997-C Bond Backed Asset Trust (“BBAT”) holders. On that date, the AMERCO also failed to pay a $26.6 million obligation, in the aggregate, to Citibank and Bank of America in connection with the BBATs. This expense was recognized in the third quarter of fiscal year 2003.

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

      AMERCO does not have any ownership interest in SAC Holdings or its subsidiaries, except for investments made by RepWest and Oxford in a SAC Holdings — controlled limited partnership which holds Canadian self-storage properties. The presentation of the consolidated statements has no bearing on the credit agreements or the operations of either AMERCO or SAC Holdings.

      Due to the defaults that exist with respect to certain obligations of the Company we suspended the dividend payment to the holders of our Series A 8 1/2% preferred stock.

Credit Agreements

      Our operations are funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes, revolving lines of credit with banks and operating leases. The operating leases are primarily used to finance the Company’s fleet of trucks and trailers. As of June 30, 2003, we had $954.8 million in total notes and loans payable outstanding.

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

Disclosures About Contractual Obligations and Commercial Commitments

	Payments Due by Period (as of June 30, 2003)

		Prior to	07-01-04	07-01-06	07-01-08 and
Financial Obligations	Total	06-03-04	06/01/06	06-01-08	thereafter

	(in thousands)
AMERCO’s notes and loans	$954,850	$954,850	$—	$—	$—
AMERCO’s operating leases	519,391	519,391	—	—	—
SAC Holdings’ financed lease obligations	122,238	48,893	73,345	—	—
SAC Holdings’ notes and loans	861,929	36,466	46,123	18,580	760,760
Elimination of SAC Holdings’ Obligations to AMERCO	(394,526)	—	(23,618)	—	(370,908)

Total Contractual Obligations	$2,063,882	$1,559,600	$95,850	$18,580	$389,852

      As discussed above and in Part II, Item III “Defaults Upon Senior Securities”, on October 15, 2002 we defaulted on our BBATs and related obligations. This default triggered cross-default provisions in most of

AMERCO’s other debt agreements. As a result, approximately $1,178.1 million of AMERCO’s contractual obligations and commercial commitments listed below are classified as current.

(In millions)

Bank of Montreal synthetic lease	$149.0
Citibank synthetic lease	101.7
3yr Credit Agreement	205.0
Royal Bank of Canada lease	5.7
Amerco Real Estate Notes	100.0
’03 Notes	175.0
’05 Notes	200.0
Medium Term Notes	109.5
BBAT	100.0
Bank of America Obligation (BBAT)	11.3
Citicorp Obligation (BBAT)	15.3
Bank of America Swap	2.1
JP Morgan Swap	3.5

$1,178.1

Risk Factors

AMERCO has filed for protection under Chapter 11 of the Bankruptcy Code.

      On June 20, 2003, AMERCO filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. AMERCO’s subsidiaries were not included in the initial filing. However, on August 13, 2003, Amerco Real Estate Company filed for protection under Chapter 11. AMERCO will continue to manage its properties and operate its businesses as “debtor-in-possession in” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. In order to exit Chapter 11 successfully, AMERCO will need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. Although AMERCO expects to file a “full-value” plan of reorganization that provides creditors with a combination of cash and new debt securities equal to the full amount of their allowed claims as well as AMERCO’s emergence from bankruptcy as a going concern, there can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Court or that any such plan will be implemented successfully.

      The U.S. Trustee has appointed a Creditors’ Committee and an Equity Committee. The Creditors’ Committee, Equity Committee and their respective legal representatives have a right to be heard on certain matters that come before the Bankruptcy Court. There can be no assurance that the Creditors’ Committee and Equity Committee will support AMERCO’s positions or AMERCO’s ultimate plan of reorganization, once proposed, and disagreements between AMERCO and the Creditors’ Committee and Equity Committee could protract the Chapter 11 case, could negatively impact AMERCO’s ability to operate during the Chapter 11 case, and could prevent AMERCO’s emergence from Chapter 11.

      At this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization process on the Company’s business or when AMERCO may emerge from Chapter 11. The Company’s future results depend on the timely and successful confirmation and implementation of a plan of reorganization. The rights and claims of various creditors and security holders will be determined by the plan as well. Although AMERCO expects to file and consummate a “full value” plan of reorganization that provides creditors with a combination of cash and new debt securities equal to the full amount of their allowed claims and also preserves the value of AMERCO’s common and preferred stock, no assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of such securities and claims.

We operate in a highly competitive industry.

      The truck rental industry is highly competitive and includes a number of significant national and hundreds of regional and local competitors. Competition is generally based on price, product quality, convenience, availability, brand name recognition and service. In our truck rental business, we face competition from Budget Car and Truck Rental Company and Penske Truck Leasing. Some of our competitors may have greater financial resources than we have. We cannot assure you that we will not be forced to reduce our rental prices or delay price increases.

      We compete with national and regional self-storage operators as well as local operators. Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates and operating expenses of our facilities. Competition might cause us to experience a decrease in occupancy levels, limit our ability to increase rental rates and compel us to offer discounted rental rates which could have a material adverse effect on our operating results.

      Entry into the self-storage business through acquisition of existing facilities is possible for persons or institutions with the required initial capital. Development of new self-storage facilities is more difficult, however, due to zoning, environmental and other regulatory requirements. The self-storage industry has in the past experienced overbuilding in response to perceived increases in demand. We cannot assure you that we will be able to successfully compete in existing markets or expand into new markets.

Control of AMERCO remains in the hands of a small contingent.

      As of June 30, 2003, Edward J. Shoen, Chairman of the Board of Directors and President of AMERCO, James P. Shoen, a director of AMERCO, and Mark V. Shoen, an executive officer of AMERCO, collectively own 8,893,078 shares (approximately 43.1%) of the outstanding common shares of AMERCO. Accordingly, Edward J. Shoen, Mark V. Shoen and James P. Shoen will be in a position to continue to influence the election of the members of the Board of Directors and approval of significant transactions. In addition, 2,402,456 shares (approximately 11.7%) of the outstanding common shares of AMERCO, including shares allocated to employees and unallocated shares, are held by our Employee Savings and Employee Stock Ownership Trust.

Our operations subject us to numerous environmental regulations and the possibility that environmental liability in the future could adversely affect our operations.

      Compliance with environmental requirements of federal, state and local governments significantly affects our business. Among other things, these requirements regulate the discharge of materials into the water, air and land and govern the use and disposal of hazardous substances. Under environmental laws, we can be held strictly liable for hazardous substances that are found on real property we have owned or operated. We are aware of issues regarding hazardous substances on some of our real estate and we have put in place a remedial plan at each site where we believe such a plan is necessary. We regularly make capital and operating expenditures to stay in compliance with environmental laws. In particular, we have managed a testing and removal program since 1988 for our underground storage tanks. Under this program, we spent $43.7 million between April 1988 and March 31, 2003. Despite these compliance efforts, risk of environmental liability is part of the nature of our business.

      While we do not expect the future cost of compliance with environmental laws or future environmental liabilities, including compliance and remediation costs, to have a material adverse effect on our business, environmental laws and regulations are complex, change frequently and could become more stringent in the future. We cannot assure you that future compliance with these regulations or future environmental liabilities will not have a material adverse effect on our business.

Our business is seasonal.

      Our business is seasonal and our results of operations and cash flows fluctuate significantly from quarter to quarter. Historically, revenues have been stronger in the first and second fiscal quarters due to the overall increase in moving activity during the spring and summer months. The fourth fiscal quarter is generally weakest, when there is a greater potential for adverse weather conditions.

We obtain our rental trucks from a limited number of manufacturers.

      In the last ten years, we purchased all of our rental trucks from Ford and General Motors. Although we believe that we have alternative sources of supply for our rental trucks, termination of one or more of our relationships with any of these suppliers could have a material adverse effect on our business, financial condition or results of operations.

Our property and casualty insurance business has suffered extensive losses.

      Our property and casualty insurance business, RepWest, has experienced significant net losses totaling approximately $77.0 million for the three calendar years ended December 31, 2002. These losses are primarily attributable to business lines that were unprofitable as underwritten. To restore profitability in RepWest, we are exiting all non-U-Haul related lines and the exit may result in near term losses as these lines are eliminated. Although we believe the changes will have a positive impact on the financial position of RepWest, we cannot assure you that we will be successful in returning RepWest to sustained profitability. Our inability to sustain profitability could have a material adverse effect on our earnings and financial position.

Our insurance businesses have recently suffered downgrades in their ratings from national insurance company rating agencies.

      A.M. Best has recently downgraded RepWest and Oxford. These downgrades have affected their standing in the insurance industry and caused their premiums to decrease. Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. A.M. Best ratings reflect its opinion of an insurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. The A.M. Best ratings are C for RepWest and C+ for Oxford.

Notes receivable from SAC Holdings are a significant portion of AMERCO’S total assets.

      At June 30, 2003, we held $393.1 million of mortgage loans and notes due from SAC Holdings. Although these assets have been eliminated in the consolidated financial statements, we have significant economic exposure to SAC Holdings. SAC Holdings is highly leveraged with total outstanding indebtedness and other obligations of $982.7 million at June 30, 2003. We hold various senior and junior unsecured notes of SAC Holdings. The senior unsecured notes of SAC Holdings that we hold rank equal in right of payment with the notes of certain senior mortgage holders, but junior to the extent of the collateral securing the applicable mortgages and junior to the extent of the cash flow waterfalls that favor the senior mortgage holders. If SAC Holdings are unable to meet their obligations to their senior lenders, it could trigger a default on their obligations to us. In such an event of default, we could suffer a significant loss to the extent the value of the underlying collateral on our loans to SAC Holdings is inadequate to repay SAC Holdings’ senior lenders and us. We cannot assure you that SAC Holdings will not default on their loans to their senior lenders or that the value of SAC Holdings’ assets upon liquidation would be sufficient to repay us in full.

AMERCO is a holding company and is dependent on its subsidiaries for cash flow.

      As a holding company with no business operations, AMERCO’s material assets consist only of the stock of its subsidiaries. AMERCO will have to rely upon dividends and other payments from its subsidiaries to generate the funds necessary to pay its obligations. AMERCO’s subsidiaries, however, are legally distinct from AMERCO and have no obligation, contingent or otherwise, to make funds available to AMERCO. The ability of AMERCO’s subsidiaries to make dividend and other payments to AMERCO is subject to, among other things, the availability of funds, the terms of the indebtedness of AMERCO’s subsidiaries and applicable state laws and insurance regulations.

We face risks related to an SEC investigation and securities litigation.

      The SEC has issued a formal order of investigation to determine whether we have violated the Federal securities laws. Although we have fully cooperated with the SEC in this matter and intend to continue to fully cooperate, the SEC may determine that we have violated Federal securities laws. We cannot predict when this investigation will be completed or its outcome. If the SEC makes a determination that we have violated Federal securities laws, we may face sanctions, including, but not limited to, significant monetary penalties and injunctive relief.

      In addition, the Company has been named a defendant in a number of class action and related lawsuits. The findings and outcome of the SEC investigation may affect the class-action lawsuits that are pending. We are generally obliged, to the extent permitted by law, to indemnify our directors and officers who are named defendants in some of these lawsuits. We are unable to estimate what our liability in these matters may be, and we may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a material adverse effect on our financial condition or results of operations.

We face risks related to a Department of Labor Investigation.

      The DOL is presently investigating whether there were violations of ERISA involving the AMERCO Employee Savings, Profit Sharing, and Employee Stock Ownership Plan. Although the Company has fully cooperated with the DOL in this matter and intends to continue to fully cooperate, the DOL may determine that the Company has violated ERISA. In that event, the Company may face sanctions, including, but not limited to, significant monetary penalties and injunctive relief.

Our common stock may be delisted from the NASDAQ Stock Market.

      On June 24, 2003, we received a letter from NASDAQ indicating that, in light of AMERCO’s recent Chapter 11 filing, a NASDAQ Listing Qualifications Panel (the “Panel”) would consider such filing and associated concerns in rendering a determination regarding AMERCO’s listing status. NASDAQ has requested, and we have provided, information regarding the Chapter 11 filing and the anticipated effect of the filing on the shareholders of AMERCO. On August 13, 2003, AMERCO received a letter from Nasdaq indicating that the Panel has determined to continue the listing of AMERCO’s common stock on Nasdaq provided that: (1) on or before August 22, 2003, AMERCO files this report and its Form 10-K for the year ended March 31, 2002 with the SEC and Nasdaq (Nasdaq has been advised that this deadline was not met and further discussions with Nasdaq are anticipated); (2) on or before deadlines determined by the Panel, AMERCO submits to Nasdaq a copy of the Company’s plan of reorganization as filed with the bankruptcy court, a copy of any amendments to the plan of reorganization as submitted to the bankruptcy court; documentation evidencing that AMERCO has commenced the solicitation of votes regarding the plan of reorganization, as well as documentation evidencing that the plan of reorganization has been confirmed by the bankruptcy court; and (3) on or before January 9, 2004, AMERCO submits documentation to Nasdaq evidencing its emergence from bankruptcy. In addition to the foregoing, AMERCO must comply with all other requirements for continued listing on Nasdaq. Although we have requested a modification of the above deadlines and intend to take all actions available to maintain our Nasdaq listing, there can be no assurance that AMERCO will be able to do so.

Our preferred stock may be delisted from the New York Stock Exchange

      The New York Stock Exchange has completed a review of the continued listing of the Series A 8 1/2% preferred stock of AMERCO following its filing for protection under Chapter 11. According to NYSE, this assessment has shown that the Company is currently in compliance with all of the NYSE’s quantitative continued listing standards. The NYSE will continue to closely monitor events at the Company in connection with assessing the appropriateness of continued listing of the Company’s preferred stock. The NYSE has indicated that it will give consideration to immediate suspension of the Company’s preferred stock if authoritative advice is received that the Company’s securities, including the common stock, are without value, or if the Company subsequently falls below any of the NYSE’s quantitative continued listing standards. In addition, the NYSE noted that it may, at any time, suspend a security if it believes that continued dealings in the security on the NYSE are not advisable. Accordingly, there can be no assurance that the Company’s preferred stock will continue to be listed on NYSE.

RepWest has consented to an Order of Supervision issued by the Arizona Department of Insurance.

      On May 20, 2003, RepWest consented to an Order of Supervision issued by the DOI. Pursuant to this Order and Arizona law, during the period of supervision, RepWest may not engage in certain activities without the prior approval of the DOI.

      The requirements to abate the order are for RepWest to eliminate the specific credit risk associated with the exposures to AMERCO and its affiliates and establish that it possesses surplus sufficient with Arizona law and as the Arizona Director of Insurance may require based on type, volume or nature of its business pursuant to Arizona law.

      In addition, if RepWest fails to satisfy the requirements to abate DOI’s concerns, the DOI may take further action, including, but not limited to, commencing a conservatorship.

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

      As of the end of the period covered by this report, members of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by management of the Company on a timely basis and to ensure that the quality and timeliness of the Company’s public disclosures complies with its SEC disclosure obligations.

Changes in Internal Control Over Financial Reporting

      During the period covered by this report and during our second fiscal quarter of 2003, there were significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes are summarized below:

      a.     We limited access to the general ledger (posting ability) to specifically identified individuals;

      b.     We require documentation for all journal postings;

      c.     We have hired a system administrator to document and map all accounting imports and exports to the various sub ledgers maintained throughout the organization;

      d.     We have initiated a formal cross training program to ensure that any unforseen loss of personnel does not adversely affect the financial reporting and disclosure processes;

      e.     We have hired additional accounting personnel; and

      f.     We are implementing control procedures to verify each inter company account is reconciled prior to each month end closing process.

      These changes are largely a result of a material weaknesses letter we received from our independent auditors in July. The Company is developing a plan to address these issues and implement a strategy to improve the overall control environment.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      On July 20, 2000, Charles Kocher (“Kocher”) filed suit in Wetzel County, West Virginia, Civil Action No. 00-C-51-K, entitled Charles Kocher v. Oxford Life Insurance Co. (“Oxford”) seeking compensatory and punitive damages for breach of contract, bad faith and unfair claims settlement practices arising from an alleged failure of Oxford to properly and timely pay a claim under a disability and dismemberment policy. On March 22, 2002, the jury returned a verdict of $5 million in compensatory damages and $34 million in punitive damages. On November 5, 2002, the trial court entered an Order (“Order”) affirming the $39 million jury verdict and denying Oxford’s motion for New Trial Or, in The Alternative, Remittitur. Oxford has perfected its appeal to the West Virginia Supreme Court. Oral argument on the appeal petition occurred on September 9, 2003. Management does not believe that the Order is sustainable and expects the Order to be overturned by the West Virginia Supreme Court, in part because the jury award has no reasonable nexus to the actual harm suffered by Kocher. The Company has accrued $725,000, which represents management’s best estimate of the costs associated with legal fees to appeal and re-try the case and the company’s uninsured exposure to an unfavorable outcome.

      As previously discussed, on June 20, 2003, AMERCO filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. As debtor-in-possession, AMERCO is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As of the Petition Date, virtually all pending litigation against AMERCO is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against AMERCO. The automatic stay, however, does not apply to AMERCO’s subsidiaries, other than Amerco Real Estate Company, which filed for protection under Chapter 11, on August 13, 2003.

      On September 24, 2002, Paul F. Shoen filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Paul F. Shoen vs. SAC Holding Corporation et al, CV02-05602, seeking damages and equitable relief on behalf of AMERCO from SAC Holdings and certain current and former members of the AMERCO Board of Directors, including Edward J. Shoen, Mark V. Shoen and James P. Shoen as defendants. AMERCO is named a nominal defendant for purposes of the derivative action. The complaint alleges breach of fiduciary duty, self-dealing, usurpation of corporate opportunities, wrongful interference with prospective economic advantage and unjust enrichment and seeks the unwinding of sales of self-storage properties by subsidiaries of AMERCO to SAC Holdings over the last several years. The complaint seeks a declaration that such transfers are void as well as unspecified damages. On October 28, 2002, AMERCO, the Shoen directors, the non-Shoen directors and SAC Holdings filed Motions to Dismiss the complaint. In addition, on October 28, 2002, Ron Belec filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Ron Belec vs. William E. Carty, et al, CV 02-06331 and on January 16, 2003, M.S. Management Company, Inc. filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned M.S. Management Company, Inc. vs. William E. Carty, et. al, CV 03-00386. Two additional derivative suits were also filed against these parties. These additional suits are substantially similar to the Paul F. Shoen derivative action. The five suits assert virtually identical claims. In fact, three of the five plaintiffs are parties who are working closely together and chose to file the same claims multiple times. The court consolidated all five complaints before he dismissed them on May 8, 2003. Plaintiffs have filed a notice of appeal. These lawsuits falsely alleged that the AMERCO Board lacked independence. In reaching his decision to dismiss these claims, the court determined that the AMERCO Board of Directors had the requisite level of independence required in order to have these claims resolved by the Board.

      A subsidiary of U-Haul, INW Company (“INW”), owns one property located within two different state hazardous substance sites in the State of Washington. The sites are referred to as the “Yakima Valley Spray Site” and the “Yakima Railroad Area.” INW has been named as a “potentially liable party” under state law with respect to this property as it relates to both sites. As a result of the cleanup costs of approximately $5.0 million required by the State of Washington, INW filed for reorganization under the federal bankruptcy laws in May of 2001. A successful mediation with other liable parties has occurred and future potential liability to INW will be in the range of $750,000 to $1.25 million.

      The Securities and Exchange Commission (“SEC”) has issued a formal order of investigation to determine whether the Company has violated the Federal securities laws. On January 7, 2003, the Company received the first of four subpoenas issued by the SEC. SAC Holdings, the Company’s current and former auditors, and others have also received one or more subpoenas relating to this matter. The Company is cooperating fully with the SEC and is facilitating the expeditious review of its financial statements and any other issues that may arise. The Company has produced a large volume of documents and other materials in response to the subpoenas, and the Company is continuing to assemble and produce additional documents and materials for the SEC. Although the Company has fully cooperated with the SEC in this matter and intends to continue to fully cooperate, the SEC may determine that the Company has violated Federal securities laws. We cannot predict when this investigation will be completed or its outcome. If the SEC makes a determination that we have violated Federal securities laws, we may face sanctions, including, but not limited to, significant monetary penalties and injunctive relief.

      AMERCO is a defendant in four putative class action lawsuits. Article Four Trust v. AMERCO, et al., District of Nevada, United States District Court, Case No. CV-N-03-0050-DWH-VPC. Article Four Trust, a purported AMERCO shareholder, commenced this action on January 28, 2003 on behalf of all persons and entities who purchased or acquired AMERCO securities between February 12, 1998 and September 26, 2002. The Article Four Trust action alleges one claim for violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder. Mates v. AMERCO, et al., United States District Court, District of Nevada, Case No. CV-N-03-0107. Maxine Mates, an AMERCO shareholder, commenced this putative class action on behalf of all persons and entities who purchased or acquired AMERCO securities between February 12, 1998 and September 26, 2002. The Mates action asserts claims under section 10(b) and Rule 10b-5, and section 20(a) of the Securities Exchange Act. Klug v. AMERCO, et al., United States District Court of Nevada, Case No. CV-S-03-0380. Edward Klug, an AMERCO shareholder, commenced this putative class action on behalf of all persons and entities who purchased or acquired AMERCO securities between February 12, 1998 and September 26, 2002. The Klug action asserts claims under section 10(b) and Rule 10b-5 and section 20(a) of the Securities Exchange Act. IG Holdings v. AMERCO, et al., United States District Court, District of Nevada, Case No. CV-N-03-0199. IG Holdings, an AMERCO bondholder, commenced this putative class action on behalf of all persons and entities who purchased, acquired, or traded AMERCO bonds between February 12, 1998 and September 26, 2002, alleging claims under section 11 and section 12 of the Securities Act of 1933 and section 10(b) and Rule 10b-5, and section 20(a) of the Securities Exchange Act. Each of these four securities class actions allege that AMERCO engaged in transactions with SAC entities that falsely improved AMERCO’s financial statements, and that AMERCO failed to disclose the transactions properly. The actions are at a very early stage. The Klug action has not been served. In the other three actions, AMERCO does not currently have a deadline by which it must respond to the complaints. Management has stated that it intends to defend these cases vigorously. We have filed a notice of AMERCO’s bankruptcy petition and the automatic stay in each of the Courts where these cases are pending.

      The United States Department of Labor (“DOL”) is presently investigating whether there were violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) involving the AMERCO Employee Savings, Profit Sharing, and Employee Stock Ownership Plan (the “Plan”). The DOL has interviewed a number of Company representatives as well as the Plan fiduciaries and has issued a subpoena to the Company and a subpoena to SAC Holdings. At the present time, the Company is unable to determine whether the DOL will assert any claims against the Company, SAC Holdings, or the Plan fiduciaries. The

DOL has asked AMERCO and its current directors as well as the Plan Trustees to sign an agreement tolling the statute of limitations until December 31, 2003 with respect to any claims arising out of certain transactions between AMERCO or any affiliate of AMERCO and SAC Holdings or any of its affiliates and such persons have done so. The DOL recently asked such parties to extend the tolling agreement. The DOL has not advised the Company that it believes that any violations of ERISA have in fact occurred. Instead, the DOL is simply investigating potential violations. The Company intends to take any corrective action that may be needed in light of the DOL’s ultimate findings. Although the Company has fully cooperated with the DOL in this matter and intends to continue to fully cooperate, the DOL may determine that the Company has violated ERISA. In that event, the Company may face sanctions, including, but not limited to, significant monetary penalties and injunctive relief.

Item 3.     Defaults Upon Senior Securities

      (a)     On October 15, 2002, AMERCO failed to make a $100 million principal payment and a $3.6 million interest payment due to the Series 1997-C Bond Backed Asset Trust. On that date, AMERCO also failed to pay $26.6 million in the aggregate to Citibank and Bank of America in connection with the early extinguishment of the Series 1997-C bonds. As a result of the foregoing, AMERCO is in default with respect to the other contractual obligations and commercial commitments listed below, which contain cross-default provisions, including its 3-Year Credit Agreement dated June 28, 2002 (the “Revolver”). In addition to the cross-default under the Revolver, the AMERCO is also in default under that agreement as a result of its failure to obtain incremental net cash proceeds and/or availability from additional financings in an aggregate amount of at least $150.0 million prior to October 15, 2002. In addition, Amerco Real Estate Company has defaulted on a $100 million loan by failing to grant mortgages required by the loan agreement in a timely manner. The total amount of indebtedness currently in default (either directly or as a result of a cross-default) is approximately $1,178.1 million.

	(In millions)
Bank of Montreal synthetic lease	$149.0	*
Citibank synthetic lease	101.7
3yr Credit Agreement	205.0
Royal Bank of Canada lease	5.7
Amerco Real Estate Notes	100.0
’03 Notes	175.0
’05 Notes	200.0
Medium Term Notes	109.5
BBAT	100.0
Bank of America Obligation (BBAT)	11.3
Citicorp Obligation (BBAT)	15.3
Bank of America Swap	2.1
JP Morgan Swap	3.5

	$1,178.1

*	$14.8 million of such amount is owed by U-Haul International, Inc.

      (b)     AMERCO has not paid the December 1, 2002 or March 1, June 1, or September 1, 2003 dividend payments to holders of its Series A 8.5% Preferred Stock. Due to the Chapter 11 filing, AMERCO does not expect to make any dividend payments for the duration of such proceedings. No assurance can be given as to when or whether the payment of cumulative preferred stock dividends will resume. The total amount of Series A 8.5% Preferred Stock dividends in arrears is $12.96 million.

Item 6.     Exhibits and Reports on Form 8-K

      (a)     Exhibits

Exhibit
No.	Description

3.1	Restated Articles of Incorporation of AMERCO(1)
3.2	Restated By-Laws of AMERCO as of August 27, 1997(2)
3.3	Restate Articles of Incorporation of U-Haul International, Inc. (3)
3.4	Bylaws of U-Haul International, Inc.(3)
10.70	Senior Secured Super-Priority Debtor-In-Possession Loan and Security Agreement
10.71	AMERCO Revolver Lenders Restructuring Agreement
10.72	Restructuring Agreement with Amerco Real Estate Company Noteholders
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO and U-Haul International, Inc.
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Gary B. Horton, Treasurer of AMERCO and Assistant Treasurer of U-Haul International, Inc.
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of U-Haul International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Gary B. Horton, Treasurer of AMERCO and Assistant Treasurer of U-Haul International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, file no. 1-11255.

(2)	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file no. 1-11255.

(3)	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2003, file no. 1-11255.

(b)     Reports on Form 8-K.

      On May 13, 2003, we filed a Form 8-K relating to a press release announcing that BDO Seidman was in the process of reauditing the financial statements of AMERCO and its subsidiaries for fiscal years 2001 and 2002; (ii) that AMERCO received notice from PricewaterhouseCoopers that its most recent audit report should no longer be associated with AMERCO’s fiscal 2001 and 2002 financial statement; and (iii) that the Securities and Exchange Commission has been conducting an investigation regarding AMERCO’s financial statements.

      On June 23, 2003, we filed a Form 8-K disclosing that AMERCO filed a voluntary petition for relief under Chapter 11 of the United Bankruptcy Code.

      On July 16, 2003, we filed a Form 8-K relating to a press release announcing that the filing of our Annual Report on Form 10-K had been delayed.

      On August 11, 2003, we filed a Form 8-K disclosing that Andrew Stevens had relinquished his role as Chief Financial Officer of AMERCO.

      On August 27, 2003, we filed a Form 8-K relating to a press release announcing our financial results for the fiscal years ended March 31, 2001, 2002 and 2003 as well as some guidance for our results for the quarter ended June 30, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERCO

Date: September 9, 2003	/s/ EDWARD J. SHOEN ----------------------------------------------- Edward J. Shoen President and Chairman of the Board (Duly Authorized Officer)

Date: September 9, 2003	/s/ GARY B. HORTON ----------------------------------------------- Gary B. Horton Treasurer (Principal Financial Officer)

U-HAUL INTERNATIONAL, INC.

Date: September 9, 2003	/s/ EDWARD J. SHOEN ----------------------------------------------- Edward J. Shoen President and Chairman of the Board (Duly Authorized Officer)

Date: September 9, 2003	/s/ GARY B. HORTON ----------------------------------------------- Gary B. Horton Assistant Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Restated Articles of Incorporation of AMERCO(1)
3.2	Restated By-Laws of AMERCO as of August 27, 1997(2)
3.3	Restate Articles of Incorporation of U-Haul International, Inc. (3)
3.4	Bylaws of U-Haul International, Inc.(3)
10.70	Senior Secured Super-Priority Debtor-In-Possession Loan and Security Agreement
10.71	AMERCO Revolver Lenders Restructuring Agreement
10.72	Restructuring Agreement with Amerco Real Estate Company Noteholders
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO and U-Haul International, Inc.
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Gary B. Horton, Treasurer of AMERCO and Assistant Treasurer of U-Haul International, Inc.
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of U-Haul International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Gary B. Horton, Treasurer of AMERCO and Assistant Treasurer of U-Haul International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, file no. 1-11255.

(2)	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file no. 1-11255.

(3)	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2003, file no. 1-11255.