Form 10-Q
period 2003-09-30
AMERCO /NV/; U HAUL INTERNATIONAL INC
filed 2003-11-14
CIK 4457, 4458

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________ to __________________

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.

1-11255	AMERCO	88-0106815
(A Nevada Corporation)
1325 Airmotive Way, Ste. 100
Reno, Nevada 89502-3239
Telephone (775) 688-6300

2-38498	U-Haul International, Inc.	86-0663060
(A Nevada Corporation)
2727 N. Central Avenue
Phoenix, Arizona 85004
Telephone (602) 263-6645

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐ .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐ .

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐ .

20,514,958 shares of AMERCO Common Stock, $0.25 par value were outstanding at September 30, 2003.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at September 30, 2003.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART II OTHER INFORMATION

Item 1	Legal Proceedings	47
Item 2	Not applicable
Item 3	Defaults Upon Senior Securities	48
Item 4	Not applicable
Item 5	Other Information	48
Item 6	Exhibits and Reports on Form 8-K	49

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003	March 31, 2003
	(Unaudited)
Assets	(in thousands)
Cash and cash equivalents	$151,622	$66,834
Trade receivables, net	256,110	255,796
Notes and mortgage receivables, net	11,531	10,809
Inventories, net	56,829	53,270
Prepaid expenses	25,280	21,846
Investments, fixed maturities	789,303	860,600
Investments, other	486,869	389,252
Deferred policy acquisition costs, net	92,735	105,100
Deferred income taxes	—	32,242
Other assets	94,112	63,600

	1,964,391	1,859,349
Property, plant and equipment, at cost:
Land	158,572	157,987
Building and Improvements	749,406	747,853
Furniture and Equipment	292,702	291,383
Rental trailers and other rental equipment	154,260	149,707
Rental trucks	1,195,143	1,140,294
SAC Holdings property, plant and equipment (1)	726,710	757,292

	3,276,793	3,244,516
Less: Accumulated depreciation	1,351,534	1,298,199

Total property, plant and equipment	1,925,259	1,946,317

Total assets	$3,889,650	$3,805,666

(1)  SAC Holdings property, plant and equipment totaled $984.9 million and $1,015.5 million before eliminations, inter-company eliminations were $258.2 million and $258.2 million at September 30, 2003 and March 31, 2003 respectively.

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

	September 30, 2003	March 31, 2003
	(Unaudited)
Liabilities and Stockholders' Equity	(in thousands)
Liabilities:
Payables, insurance reserves and accrued expenses	$367,129	$387,017
AMERCO's notes and loans payable	83,182	954,856
SAC Holdings’ notes and loans payable non-recourse to AMERCO	587,956	589,019
Policy benefits and losses, claims and loss expenses payable	838,364	836,632
Liabilities from investment contracts	634,689	639,998
Other policyholders’ funds and liabilities	34,030	30,309
Deferred income	33,834	40,387
Deferred income taxes	14,757	—
Liabilities subject to compromise	875,372	—

Total liabilities	3,469,313	3,478,218

Commitments and Contingent Liabilities:
Stockholders' equity:
Serial preferred stock, with or without par value	—	—
Series A preferred stock, with no par value	—	—
Series B preferred stock, with no par value	—	—
Serial common stock, with or without par value	—	—
Series A common stock, of $0.25 par value	1,441	1,441
Common stock, of $0.25 par value	9,122	9,122
Additional paid-in capital	235,784	235,784
Additional paid-in capital – SAC	3,199	3,199
Accumulated other comprehensive loss	(25,479)	(54,278)
Accumulated other comprehensive loss-SAC	(3,051)	(1,487)
Retained earnings	633,501	568,222
Cost of common shares in treasury, net	(421,378)	(421,378)
Unearned ESOP shares	(12,802)	(13,177)

Total stockholders' equity	420,337	327,448

Total liabilities and stockholders' equity	$3,889,650	$3,805,666

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarters Ended September 30
	2003	2002
		(Restated)
(Unaudited) (In thousands, except share data)
Revenues:
Rental revenue	$482,972	$466,341
Net sales	65,627	62,446
Premiums	67,480	78,363
Net investment and interest income	11,378	10,359

Total revenues	627,457	617,509
Costs and expenses:
Operating expenses	304,425	320,805
Commission expenses	44,802	39,762
Cost of sales	30,896	35,367
Benefits and losses	65,446	64,015
Amortization of deferred policy acquisition costs	8,759	11,308
Lease expense	37,214	48,007
Depreciation, net	36,925	35,376

Total costs and expenses	528,467	554,640
Earnings from operations	98,990	62,869
Interest expense	30,773	26,192

Pretax earnings	68,217	36,677
Income tax expense	(24,192)	(14,549)

Net earnings	44,025	22,128

Less: Preferred stock dividends	3,241	3,241

Earnings available to common shareholders	$40,784	$18,887

Basic and diluted earnings per common share	$1.99	$.91

Weighted average common shares Outstanding: Basic and diluted	20,514,958	20,804,016

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended September 30,
	2003	2002
		(Restated)
(Unaudited) (In thousands, except share data)
Revenues:
Rental revenue	$918,014	$878,123
Net sales	134,836	130,635
Premiums	131,936	163,016
Net investment and interest income	22,787	25,234

Total revenues	1,207,573	1,197,008
Costs and expenses:
Operating expenses	597,401	597,230
Commission expenses	84,996	81,892
Cost of sales	63,115	70,894
Benefits and losses	118,845	140,433
Amortization of deferred policy acquisition costs	17,859	21,642
Lease expense	75,844	89,363
Depreciation, net	74,963	69,088

Total costs and expenses	1,033,023	1,070,542

Earnings from operations	174,550	126,466
Interest expense	61,671	54,887

Pretax earnings	112,879	71,579
Income tax expense	(41,118)	(25,672)

Net earnings	71,761	45,907

Less: Preferred stock dividends	6,482	6,482

Earnings available to common shareholders	$65,279	$39,425

Basic and diluted earnings per common share	$3.18	$1.90

Weighted average common shares Outstanding: Basic and diluted	20,514,958	20,779,543

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Quarters Ended September 30,
	2003	2002
		(Restated)
	(Unaudited) (In thousands)
Comprehensive income:
Net earnings	$44,025	$22,128
Changes in other comprehensive income:
Foreign currency translation	(4,377)	(4,416)
Unrealized gain/(loss) on investments	15,774	(9,315)

Total comprehensive income	$55,422	$8,397

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Six Months Ended September 30,
	2003	2002
		(Restated)
	(Unaudited) (In thousands)
Comprehensive income:
Net earnings	$71,761	$45,907
Changes in other comprehensive income:
Foreign currency translation	1,374	(3,381)
Unrealized gain/(loss) on investments	25,861	(17,317)

Total comprehensive income	$98,996	$25,209

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2003	2002
		(Restated)
	(Unaudited) (In thousands)
Net cash provided by operating activities	$128,516	$108,718

Cash flows from investing activities:
Purchases of investments:
Property, plant and equipment	(102,295)	(122,918)
Investments, fixed maturities	(24,144)	(134,993)
Other Investments	(22,860)	(29,391)
Proceeds from sale of investments:
Property, plant and equipment	21,158	46,030
Investments, fixed maturities	128,499	202,255
Other Asset Investments	21,494	45,959
Changes in Investments	(56,321)	—

Net cash provided by (used in) by investing activities	(34,469)	6,942
Cash flows from financing activities:
Net change in short-term borrowings	—	(12,500)
Proceeds from notes	50,000	—
Leveraged Employee Stock Ownership Plan:
Purchase of shares	375	—
Principal payments on notes	(54,681)	(150,014)
Other financing activities	—	3,837
Investment contract deposits	34,422	89,083
Investment contract withdrawals	(39,375)	(51,262)

Net cash used by financing activities	(9,259)	(120,856)

Increase (decrease) in cash and cash equivalents	84,788	(5,196)
Cash and cash equivalents at beginning of period	66,834	47,651

Cash and cash equivalents at end of period	$151,622	$42,455

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003, September 30, 2002 and March 31, 2003
(Unaudited)

1.  Proceedings under Chapter 11 of the Bankruptcy Code

On June 20, 2003, AMERCO (the "Debtor") filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Nevada. On August 13, 2003, the company’s wholly owned subsidiary Amerco Real Estate Company ("AREC") filed a petition for relief under Chapter 11 of the federal bankruptcy laws of the United States Bankruptcy Court for the District of Nevada. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor–in-possession. These claims are reflected in the September 30, 2003, balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor’s assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens of the Debtor’s property, plant and equipment.

2.  Organization and Principles of Consolidation

Organization

AMERCO, a Nevada corporation ("AMERCO"), is the holding company for U-Haul International, Inc. ("U-Haul"), Amerco Real Estate Company ("Real Estate"), Republic Western Insurance Company ("RepWest") and Oxford Life Insurance Company ("Oxford"). Throughout this Form 10-Q, unless the context otherwise requires, the term "Company" refers to AMERCO and all of its legal subsidiaries. The Company has four industry segments represented by Moving and Storage Operations (U-Haul), Real Estate, Property and Casualty Insurance (RepWest) and Life Insurance (Oxford).

SAC Holding Corporation and SAC Holding Corporation II, Nevada corporations (collectively, "SAC Holdings"), are the holding companies for several individual corporations that own self-storage properties managed by AMERCO subsidiaries in the ordinary course of business. Mark V. Shoen, a significant shareholder and executive officer of AMERCO, owns all of the equity interest of SAC Holdings.

Principles of Consolidation

The condensed consolidated financial statements presented here include the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holdings and their subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation. AMERCO has made significant loans to SAC Holdings and is entitled to participate in SAC Holdings’ excess cash flow (after senior debt service). All of the equity interest of SAC Holdings is owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. AMERCO does not have an equity ownership interest in SAC Holdings, except for investments made by RepWest and Oxford in a SAC Holdings-controlled limited partnership which holds Canadian self-storage properties. SAC Holdings are not legal subsidiaries of AMERCO. SAC Holdings’ securitized loan agreements have no guarantees, or triggers that could create a guarantee, from AMERCO. There are no cross default provisions on indebtedness between AMERCO and SAC Holdings. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in AMERCO’s annual financial statements and notes. For a more detailed presentation of the accounts and transactions of AMERCO, refer to AMERCO’s Form 10-K.

The condensed consolidated balance sheet as of September 30, 2003 and the related condensed consolidated statements of operations, comprehensive income, and cash flows for the quarters ended September 30, 2003 and 2002 are unaudited. In our opinion, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

Going Concern Basis

On June 20, 2003 (the "Petition Date"), AMERCO filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court, District of Nevada (the "Bankruptcy Court") (Case No. 0352103). AMERCO will continue to manage its properties and operate its businesses as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. In general, as debtor-in-possession, AMERCO is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Specific information pertaining to the bankruptcy filing may be obtained from the website www.amerco.com . The Bankruptcy filing and the events of default on substantially all of the Company’s debt raises substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or the amount and classification of liabilities that might result from these uncertainties.

Restatements and Reclassifications

In connection with the recently completed audit of the Company’s financial statement for the year ended March 31, 2003, it was determined that there was a need for the Company to record adjustments that resulted in the restatement of the Company’s financial statements, including financial statements for the quarter ended September 30, 2002. The condensed consolidated statement of operations, comprehensive income and cash flows for the quarter ended September 30, 2002 contained in this report have been restated. Net income for the three months ended September 30, 2002 as originally reported was $37.3 million, or $1.79 per basic and diluted share. Net income for this period as restated is $22.1 million or $0.91 per basic and diluted share. The major components of the restatement were related to an adjustment to accrue for fully-developed actuarial estimates of the Company’s insurance reserves and to recognize equity-method losses relating to the Company’s investments in Private Mini Storage Realty, L.P. For a detailed discussion of the adjustments to our financial statements for the fiscal years ended March 31, 2002 and 2001, see footnote 2 to consolidated financial statements contained in our Annual Report on Form 10-K.

Certain balances as of March 31, 2003 have been reclassifed in the accompanying condensed consoldated financial statements to conform with the current year presentation.  These reclassifications had no effect on previously reported net income or stockholders' equity.

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – ( Continued)
(Unaudited)

3.  Investments held by AMERCO’s Insurance Subsidiaries

A comparison of amortized cost to estimated market value for fixed maturities is as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Market Value

June 30, 2003 Available-for-Sale	(In thousands)
Corporate securities	$537,566	40,888	(16,193)	$562,261
U.S. government agency mortgage-backed securities	8,676	491	—	9,167
Mortgage-backed securities	78,194	3,057	(2,808)	78,443
U.S. treasury securities and government obligations	26,329	3,380	—	29,709
Municipal securities	3,246	173	—	3,419

Subtotal	654,011	47,989	(19,001)	682,999
Common Stock	4,744	907	(1,637)	4,014
Redeemable preferred stocks	89,541	2,057	(161)	91,437

	748,296	50,953	(20,799)	778,450

Held-to-Maturity:
Corporate securities	—	—	—	—
U.S. government agency mortgage-backed Securities	520	187	—	707
Mortgage-backed securities	10,333	287	(1)	10,619

	10,853	474	(1)	11,326

Total	$759,149	51,427	(20,800)	$789,776

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – ( Continued)
(Unaudited)

4.  Contingent Liabilities and Commitments

Following is a summary of lease commitments:

Twelve Months Ending September 30,	Lease Commitments

(In thousands)
2004	233,305
2005	100,669
2006	83,153
2007	51,363
2008	14,050
Thereafter	5,551

488,091

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

Based upon the information currently available, compliance with the environmental laws and the costs of investigation and cleanup of known hazardous waste sites are not expected to have a material adverse affect on the Company’s financial position or operating results.

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

On July 20, 2000, Charles Kocher ("Kocher") filed suit in Wetzel County, West Virginia, Civil Action No. 00-C-51-K, entitled Charles Kocher v. Oxford Life Insurance Co. ("Oxford") seeking compensatory and punitive damages for breach of contract, bad faith and unfair claims settlement practices arising from an alleged failure of Oxford to properly and timely pay a claim under a disability and dismemberment policy. On March 22, 2002, the jury returned a verdict of $5 million in compensatory damages and $34 million in punitive damages. On November 5, 2002, the trial court entered an Order ("Order") affirming the $39 million jury verdict and denying Oxford’s motion for New Trial Or, in The Alternative, Remittitur. Oxford has perfected its appeal to the West Virginia Supreme Court. Oral argument on the appeal petition occurred on September 9, 2003. On September 10, 2003, the West Virginia Supreme Court granted in part, Oxford’s petition and on October 31, 2003 Oxford filed it’s opening brief. Management does not believe that the Order is sustainable and expects the Order to be overturned by the West Virginia Supreme Court, in part because the jury award has no reasonable nexus to the actual harm suffered by Kocher. The Company has accrued $725,000, which represents management’s best estimate of the costs associated with legal fees to appeal and re-try the case and the Company’s uninsured exposure to an unfavorable outcome.

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

On September 24, 2002, Paul F. Shoen filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Paul F. Shoen vs. SAC Holding Corporation et al, CV02-05602, seeking damages and equitable relief on behalf of AMERCO from SAC Holdings and certain current and former members of the AMERCO Board of Directors, including Edward J. Shoen, Mark V. Shoen and James P. Shoen as defendants. AMERCO is named a nominal defendant for purposes of the derivative action. The complaint alleges breach of fiduciary duty, self-dealing, usurpation of corporate opportunities, wrongful interference with prospective economic advantage and unjust enrichment and seeks the unwinding of sales of self-storage properties by subsidiaries of AMERCO to SAC Holdings over the last several years. The complaint seeks a declaration that such transfers are void as well as unspecified damages. On October 28, 2002, AMERCO, the Shoen directors, the non-Shoen directors and SAC Holdings filed Motions to Dismiss the complaint. In addition, on October 28, 2002, Ron Belec filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Ron Belec vs. William E. Carty, et al, CV 02-06331 and on January 16, 2003, M.S. Management Company, Inc. filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned M.S. Management Company, Inc. vs. William E. Carty, et. al, CV 03-00386. Two additional derivative suits were also filed against these parties. These additional suits are substantially similar to the Paul F. Shoen derivative action. The five suits assert virtually identical claims. In fact, three of the five plaintiffs are parties who are working closely together and chose to file the same claims multiple times. The court consolidated all five complaints before dismissing them on May 8, 2003. Plaintiffs have filed a notice of appeal. These lawsuits falsely alleged that the AMERCO Board lacked independence. In reaching his decision to dismiss these claims, the court determined that the AMERCO Board of Directors had the requisite level of independence required in order to have these claims resolved by the Board. These cases are stayed pending AMERCO’s Bankruptcy Petition.

The Securities and Exchange Commission ("SEC") has issued a formal order of investigation to determine whether the Company has violated the Federal securities laws. On January 7, 2003, the Company received the first of four subpoenas issued by the SEC. SAC Holdings, the Company’s current and former auditors, and others have also received one or more subpoenas relating to this matter. The Company is cooperating fully with the SEC and is facilitating the expeditious review of its financial statements and any other issues that may arise. The Company has produced a large volume of documents and other materials in response to the subpoenas, and the Company is continuing to assemble and produce additional documents and materials for the SEC. Although the Company has fully cooperated with the SEC in this matter and intends to continue to fully cooperate, the SEC may determine that the Company has violated Federal securities laws. We cannot predict when this investigation will be completed or its outcome. If the SEC makes a determination that we have violated Federal securities laws, we may face sanctions, including, but not limited to, significant monetary penalties and injunctive relief.

AMERCO is a defendant in four putative class action lawsuits. Article Four Trust v. AMERCO, et al. , District of Nevada, United States District Court, Case No. CV-N-03-0050-DWH-VPC. Article Four Trust, a purported AMERCO shareholder, commenced this action on January 28, 2003 on behalf of all persons and entities who purchased or acquired AMERCO securities between February 12, 1998 and September 26, 2002. The Article Four Trust action alleges one claim for violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder. Mates v. AMERCO, et al., United States District Court, District of Nevada, Case No. CVN03-0107 . Maxine Mates, an AMERCO shareholder, commenced this putative class action on behalf of all persons and entities who purchased or acquired AMERCO securities between February 12, 1998 and September 26, 2002. The Mates action asserts claims under section 10(b) and Rule 10b-5, and section 20(a) of the Securities Exchange Act. Klug v. AMERCO, et al., United States District Court of Nevada, Case No. CV-S-03-0380. Edward Klug, an AMERCO shareholder, commenced this putative class action on behalf of all persons and entities who purchased or acquired AMERCO securities between February 12, 1998 and September 26, 2002. The Klug action asserts claims under section 10(b) and Rule 10b-5 and section 20(a) of the Securities Exchange Act. IG Holdings v. AMERCO, et al., United States District Court, District of Nevada, Case No. CV-N-03-0199. IG Holdings, an AMERCO bondholder, commenced this putative class action on behalf of all persons and entities who purchased, acquired, or traded AMERCO bonds between February 12, 1998 and September 26, 2002, alleging claims under section 11 and section 12 of the Securities Act of 1933 and section 10(b) and Rule 10b-5, and section 20(a) of the Securities Exchange Act. Each of these four securities class actions allege that AMERCO engaged in transactions with SAC entities that falsely improved AMERCO’s financial statements, and that AMERCO failed to disclose the transactions properly. The actions are at a very early stage and have recently been consolidated.  As to AMERCO, the actions are stayed pending AMERCO’s Bankruptcy Petition. In addition, by agreement of the parties, the Director’s have an extension for their responses to the complaints. Management has stated that it intends to defend these cases vigorously.

The United States Department of Labor ("DOL") is presently investigating whether there were violations of the Employee Retirement Income Security Act of 1974 ("ERISA") involving the AMERCO Employee Savings, Profit Sharing, and Employee Stock Ownership Plan (the "Plan"). The DOL has interviewed a number of Company representatives as well as the Plan fiduciaries and has issued a subpoena to the Company and a subpoena to SAC Holdings. One of the issues raised by the DOL relates to the release of shares from the Plan’s loan suspense account. The DOL has challenged the accuracy of the share release and has rejected the Company’s position that the incorrect release of shares from the loan suspense account is de minimis. The Company is in the process of working with the DOL in order to resolve this particular issue. At the present time, the Company is unable to determine whether the DOL will assert any other claims against the Company, SAC Holdings, or the Plan fiduciaries. The DOL has asked AMERCO and its current directors as well as the Plan Trustees to sign an agreement tolling the statute of limitations with respect to any claims arising out of certain transactions between AMERCO or any affiliate of AMERCO and SAC Holdings or any of its affiliates and such persons have done so. The DOL recently asked such parties to extend the tolling agreement and they have done so. The DOL has not advised the Company that it believes that any other violations of ERISA have in fact occurred. Instead, the DOL is simply investigating potential violations. The Company intends to vigorously defend its position. The Company also intends to take any corrective action that may be needed in light of the DOL’s ultimate findings . Although the Company has fully cooperated with the DOL in this matter and intends to continue to fully cooperate, the DOL may determine that the Company has violated ERISA. In that event, the Company may face sanctions, including, but not limited to, significant monetary penalties and injunctive relief.

5.  New Accounting Standards

Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations, requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded at present value and accreted over the life of the asset and depreciated over the remaining life of the long-lived asset. SFAS 143 defines a legal obligation as one that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after September 15, 2002. We adopted this statement effective April 1, 2003, and it did not affect our consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145 ("SFAS 145"), Rescission of No. 4, (Reporting Gains and Losses from Extinguishment of Debt), No. 44 (Accounting for Intangible Assets of Motor Carriers), No. 64, (Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements), Amendment of FASB Statement No. 13 (Accounting for Leases) and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modification of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other non-substantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002. We previously reclassified all extraordinary loss on debt extinguishment to interest expense. The changes related to lease accounting will be effective for transactions occurring after May 15, 2002. We have adopted the lease accounting provisions effective May 16, 2002 and it did not affect our consolidated financial position or results of operations.

In September 2002, the FASB issued Statement of Financial Accounting Standards No. 146, ("SFAS 146") Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We have adopted the Statement effective January 1, 2003 and it did not affect our consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. As a result of FIN 45, the Company has recorded a $70 million liability at March 31, 2003 and September 30, 2003, which is management’s estimate of the liability associated with the guarantee of the indebtedness of an affiliate of Private Mini Storage Realty, L. P. which was entered into in February 2003.

In December 2002, the FASB issued Statement of Financial Accounting Standards 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirement of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We have adopted this statement and it had no impact on the Company's consolidated balance sheet or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards 149, ("SFAS 149") "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying derivative to conform it to the language used in FIN 45, and (4) amends certain other existing pronouncements.

SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company does not believe the adoption of SFAS No. 149 will have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003; including all financial instruments created or modified after May 31, 2003. SFAS 150 currently has no impact on the Company.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities (VIE’s), an interpretation of Accounting Research Bulletins ("ARB") No. 51, Consolidated Financial Statement. The original effective date of FASB interpretation 46 for VIES created before February 1, 2003, is for the first year or interim period beginning after June 15, 2003. The FASB delayed the effective date to the first year or interim period ending after December 15, 2003. The FIN46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. We have determined that Private Mini is a variable interest entity and will need to be consolidated beginning October 1, 2003. Based on December 31, 2002 financial information for Private Mini, the impact of this on the consolidated financial statements would be an increase of assets by approximately $320.0 million and increase to debt of approximately $308.0 million.

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Consolidating balance sheets by industry segment as of September 30, 2003 are as follows:

AMERCO	U-Haul Moving and Storage Operations	Real Estate	Property and Casualty Insurance (1)	Life Insurance (1)	Eliminations	AMERCO Consolidated	SAC Moving and Storage Operations	Eliminations	Total Consolidated

(In Thousands)

ASSETS
Cash and cash equivalents	$96,493	43,677	322	(2,939)	7,883	—	145,436	6,186	—	151,622
Trade receivable, net	—	3,508	14,485	222,951	21,438	—	262,382	—	(6,272)	256,110
Notes and mortgage receivables, net	—	40,019	6,854	—	—	—	46,873	—	(35,342)	11,531
Inventories ,net	—	51,235	1	—	—	—	51,236	5,593	—	56,829
Prepaid Expenses	5,728	21,944	11	—	—	—	27,683	1,573	(3,976)	25,280
Investments, fixed maturities	—	—	—	202,983	591,359	—	794,342	—	(5,039)	789,303
Investments, other	135,000	171,850	217,618	132,552	279,090	(50,027)	886,083	1,701	(400,915)	486,869
Deferred policy acquisition costs	—	—	—	9,640	83,095	—	92,735	—	—	92,735
Other Assets	479,554	279,208	3,029	130,050	1,448	(824,802)	68,487	57,210	(31,585)	94,112

	716,775	611,441	242,320	695,237	984,313	(874,829)	2,375,257	72,263	(483,129)	1,964,391

Investment in Subsidiaries	1,142,320	—	—	—	—	(1,142,320)	—	—	—	—
Investment in SAC	(49,529)	—	—	—	—	—	(49,529)	—	49,529	—

Total Investment in Subsidiaries	1,092,791	—	—	—	—	(1,142,320)	(49,529)	—	49,529	—

Property, plant, & equipment at cost:
Land	—	19,409	139,163	—	—	—	158,572	—	—	158,572
Buildings & improvements	—	146,087	603,319	—	—	—	749,406	—	—	749,406
Furniture and equipment	460	274,202	18,040	—	—	—	292,702	—	—	292,702
Rental trailers and other rental equipment	—	154,260	—	—	—	—	154,260	—	—	154,260
Rental trucks	—	1,195,143	—	—	—	—	1,195,143	—	—	1,195,143
SAC Holdings- Property, plant and equipment	—	—	—	—	—	—	—	984,981	(258,271)	726,710

	460	1,789,101	760,522	—	—	—	2,550,083	984,981	(258,271)	3,276,793
Less: Accumulated depreciation	322	1,030,343	258,700	—	—	—	1,289,365	69,749	7,580	1,351,534

Total property, plant and equipment	138	758,758	501,822	—	—	—	1,260,718	915,232	(250,691)	1,925,259

TOTAL ASSETS	1,809,704	1,370,199	744,142	695,237	984,313	(2,017,149)	3,586,446	987,495	(684,291)	3,889,650

(1) Balance as of June 30, 2003

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Consolidating balance sheets by industry segment as of September 30, 2003 are as follows– (continued):

	AMERCO	U-Haul Moving and Storage Operations	Real Estate	Property and Casualty Insurance (1)	Life Insurance (1)	Eliminations	AMERCO Consolidated	SAC Moving and Storage Operations	Elimination	Total Consolidated

	(In thousands)
LIABILITIES
Payables, insurance reserves and accrued expenses	$197,780	266,138	—	—	(7)	(114,714)	349,197	59,548	(41,616)	367,129
AMERCO's notes and loans payable	55,447	27,454	—	—	—	281	83,182	—	—	83,182
SAC Holdings’ notes and loans payable	—	—	—	—	—	—	—	981,550	(393,594)	587,956
Policy benefits and losses, claims and loss expenses payable	—	183,722	—	472,126	182,516	—	838,364	—	—	838,364
Liabilities from investment contracts	—	—	—	—	634,689	—	634,689	—	—	634,689
Other policyholders' funds and liabilities	—	—	—	23,852	10,178	—	34,030	—	—	34,030
Deferred income	—	27,836	36	18,218	13,824	—	59,914	9,481	(35,561)	33,834
Deferred income taxes	157,627	254,460	94,914	—	15,347	(386,870)	135,478	(22,716)	(98,005)	14,757
Other liabilities	—	—	323,136	—	10,890	(334,026)	—	—	—	—
Liabilities subject to compromise	809,808	—	105,064	—	—	(39,500)	875,372	—	—	875,372

Total Liabilities	1,220,662	759,610	523,150	514,196	867,437	(874,829)	3,010,226	1,027,863	(568,776)	3,469,313
Minority Interest	—	—	—	—	—	—	—	12,360	(12,360)	—
STOCKHOLDERS’ EQUITY
Serial preferred stock	—	—	—	—	—	—	—	—	—	—
Series A preferred stock	—	—	—	—	—	—	—	—	—	—
Series B preferred stock	—	—	—	—	—	—	—	—	—	—
Serial common stock	1,441	—	—	—	—	—	1,441	—	—	1,441
Common stock	9,122	540	1	3,300	2,500	(6,341)	9,122	—	—	9,122
Additional paid in-capital	396,048	121,230	147,481	70,023	16,435	(355,169)	396,048	—	(160,264)	235,784
Additional paid in-capital - SAC	3,199	—	—	—	—	—	3,199	3,199	(3,199)	3,199
Accumulated other comprehensive loss	(25,479)	(36,911)	—	4,888	7,352	24,671	(25,479)	—	—	(25,479)
Accumulated other comprehensive loss-SAC Holdings	(3,051)	—	—	—	—	—	(3,051)	(3,051)	3,051	(3,051)

Retained earnings	625,921	538,552	73,510	102,830	90,589	(805,481)	625,921	(49,677)	57,257	633,501
Cost of common shares in treasury, net	(418,179)	—	—	—	—	—	(418,179)	(3,199)	—	(421,378)
Unearned ESOP shares	20	(12,822)	—	—	—	—	(12,802)	—	—	(12,802)

Total stockholders’ equity	589,042	610,589	220,992	181,041	116,876	(1,142,320)	576,220	(52,728)	(103,155)	420,337
Total Liabilities and Stockholders’ Equity	1,809,704	1,370,199	744,142	695,237	984,313	(2,017,149)	3,586,446	987,495	(684,291)	3,889,650

(1) Balance as of June 30, 2003

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Consolidating balance sheets by industry segment as of March 31, 2003 are as follows:

	AMERCO	U-Haul Moving and Storage Operations	Real Estate	Property and Casualty Insurance (1)	Life Insurance (1)	Eliminations	AMERCO Consolidated	SAC Moving and Storage Operations	Eliminations	Total Consolidated

			(In Thousands)
ASSETS
Cash and cash equivalents	$18,524	30,046	174	4,108	9,320	—	62,172	4,662	—	66,834
Trade receivable, net	—	3,238	12,823	224,427	23,062	—	263,550	—	(7,754)	255,796
Notes and mortgage receivable, net	—	29,668	6,020	—	—	—	35,688	—	(24,879)	10,809
Inventories, net	—	49,229	4	—	—	—	49,233	4,037	—	53,270
Prepaid expenses	87	27,400	11	—	—	—	27,498	811	(6,463)	21,846
Investments, fixed maturities	—	—	—	253,871	613,206	—	867,077	—	(6,477)	860,600
Investments, other	135,000	170,886	217,619	120,372	224,604	(79,707)	788,774	—	(399,522)	389,252
Deferred policy acquisition costs	—	—	—	13,206	91,894	—	105,100	—	—	105,100
Other assets	471,884	161,825	3,991	88,660	2,289	(689,684)	38,965	24,635	—	63,600

	625,495	472,292	240,642	704,644	964,375	(769,391)	2,238,057	34,145	(445,095)	1,827,107

Investment in Subsidiaries	1,037,756	—	—	—	—	(1,037,756)	—	—	—	—
Investment in SAC	(41,938)	—	—	—	—	—	(41,938)	—	41,938	—
Property, plant and equipment, at cost:
Land	—	18,849	139,138	—	—	—	157,987	—	—	157,987
Buildings and improvements	—	145,177	602,676	—	—	—	747,853	—	—	747,853
Furniture and equipment	459	272,884	18,040	—	—	—	291,383	—	—	291,383
Rental trailers and other rental equipment	—	149,707	—	—	—	—	149,707	—	—	149,707
Rental trucks	—	1,140,294	—	—	—	—	1,140,294	—	—	1,140,294
SAC Holdings -- property, plant and equipment	—	—	—	—	—	—	—	1,015,563	(258,271)	757,292

	459	1,726,911	759,854				2,487,224	1,015,563	(258,271)	3,244,516
Less: Accumulated depreciation	315	990,412	254,409	—	—	—	1,245,136	59,679	6,616	1,298,199

Total property, plant and equipment	144	736,499	505,445	—	—	—	1,242,088	955,884	(251,655)	1,946,317

TOTAL ASSETS	1,621,457	1,208,791	746,087	704,644	964,375	(1,807,147)	3,438,207	990,029	(654,812)	3,773,424

(1) Balances as of December 31, 2002

* Deferred income taxes on a consolidated basis are a $32.2 million asset. The consolidated balance sheet on page 3 reflects this asset.

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Consolidating balance sheets by industry segment as of March 31, 2003 are as follows – (continued):

	AMERCO	U-Haul Moving and Storage Operations	Real Estate	Property and Casualty Insurance (1)	Life Insurance (1)	Eliminations	AMERCO Consolidated	SAC Moving and Storage Operations	Eliminations	Total Consolidated

			(In Thousands)
LIABILITIES
Payables, insurance reserves and accrued expenses	$139,496	263,394	7,892	—	570	(39,735)	371,617	48,033	(32,633)	387,017
AMERCO's notes and loans payable	861,158	31,693	101,505	—	—	(39,500)	954,856	—	—	954,856
SAC Holdings’ notes and loans payable	—	—	—	—	—	—	—	983,190	(394,171)	589,019
Policy benefits and losses, claims and loss expenses payable	—	168,666	—	485,383	182,583	—	836,632	—	—	836,632
Liabilities from investment contracts	—	—	—	—	639,998	—	639,998	—	—	639,998
Other policyholders’ funds and liabilities	—	—	—	20,164	10,145	—	30,309	—	—	30,309
Deferred income	2,863	30,943	1,011	—	—	—	34,817	12,033	(6,463)	40,387
Deferred income taxes *	120,446	214,715	94,914	—	8,664	(353,058)	85,681	(19,918)	(98,005)	(32,242)
Other liabilities	—	—	325,783	—	11,315	(337,098)	—	—	—	—

Total liabilities	1,123,963	709,411	531,105	505,547	853,275	(769,391)	2,953,910	1,023,338	(531,272)	3,445,976
Minority Interest	—	—	—	—	—	—	—	11,828	(11,828)	—
STOCKHOLDERS' EQUITY
Serial preferred stock -	—	—	—	—	—	—	—	—	—	—
Series A preferred stock	—	—	—	—	—	—	—	—	—	—
Series B preferred stock	—	—	—	—	—	—	—	—	—	—
Serial common stock -	—	—	—	—	—	—	—	—	—	—
Series A common stock	1,441	—	—	—	—	—	1,441	—	—	1,441
Common stock	9,122	540	1	3,300	2,500	(6,341)	9,122	—	—	9,122
Additional paid-in-capital	396,050	121,230	147,481	70,023	16,435	(355,169)	396,050	—	(160,266)	235,784
Additional paid-in-capital-SAC	3,199	—	—	—	—	—	3,199	3,199	(3,199)	3,199
Accumulated other comprehensive loss	(54,278)	(39,849)	—	13,589	4,166	22,094	(54,278)	—	—	(54,278)
Accumulated other comprehensive loss - SAC	(1,487)	—	—	—	—	—	(1,487)	(1,487)	1,487	(1,487)
Retained earnings	561,606	430,656	67,500	112,185	87,999	(698,340)	561,606	(43,650)	50,266	568,222
Cost of common shares in treasury	(418,179)	—	—	—	—	—	(418,179)	(3,199)	—	(421,378)
Unearned ESOP shares	20	(13,197)	—	—	—	—	(13,177)	—	—	(13,177)

Total stockholders’ equity	497,494	499,380	214,982	199,097	111,100	(1,037,756)	484,297	(45,137)	(111,712)	327,448

Total Liabilities and stockholders’ equity	1,621,457	1,208,791	746,087	704,644	964,375	(1,807,147)	3,438,207	990,029	(654,812)	3,773,424

(1) Balances as of December 31, 2002

* Deferred income taxes on a consolidated basis are a $32.2 million asset. The consolidated balance sheet on page 3 reflects this asset.

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Consolidating statements of operations by industry segment for the quarter ended September 30, 2003 are as follows:

	AMERCO	U-Haul Moving and Storage Operations	Real Estate	Property and Casualty Insurance (1)	Life Insurance(1)	Eliminations	AMERCO Consolidated	SAC Moving and Storage Operations	Eliminations	Total Consolidated

				(In thousands)
Rental Revenue	$—	456,186	15,312	—	—	(14,842)	456,656	41,858	(15,542)	482,972
Net sales	—	51,444	22	—	—	—	51,466	14,161	—	65,627
Premiums	—	—	—	29,574	38,341	(435)	67,480	—	—	67,480
Net investment & interest income	284	7,804	2,003	6,118	5,324	—	21,533	—	(10,155)	11,378

Total Revenues	284	515,434	17,337	35,692	43,665	(15,277)	597,135	56,019	(25,697)	627,457

Costs & expenses:
Operating expenses	7,103	271,097	(1,153)	9,023	8,503	(15,277)	279,296	28,493	(3,364)	304,425
Commission expenses	—	53,789	—	—	—	—	53,789	—	(8,987)	44,802
Cost of Sales	—	24,788	10	—	—	—	24,798	6,098	—	30,896
Benefits & Losses	—	—	—	37,415	28,031	—	65,446	—	—	65,446
Amortization of Deferred Acquisition Costs	—	—	—	3,456	5,303	—	8,759	—	—	8,759
Lease expense	230	37,014	3,161	—	—	—	40,405	—	(3,191)	37,214
Depreciation, net	4	30,314	1,995	—	—	—	32,313	5,094	(482)	36,925

Total Costs & Expenses	7,337	417,002	4,013	49,894	41,837	(15,277)	504,806	39,685	(16,024)	528,467

Equity in Earnings of AREC,UHI,RW&OLIC	59,970	—	—	—	—	(59,970)	—	—	—	—
Equity in Earnings of SAC	(2,495)	—	—	—	—	—	(2,495)	—	2,495	—

Total-Equity Earnings in Subsidiaries	57,475	—	—	—	—	(59,970)	(2,495)	—	2,495	—

Earnings from operations	50,422	98,432	13,324	(14,202)	1,828	(59,970)	89,834	16,334	(7,178)	98,990
Interest Expense	15,554	(4,081)	9,041	—	—	—	20,514	20,414	(10,155)	30,773

Pretax earnings	34,868	102,513	4,283	(14,202)	1,828	(59,970)	69,320	(4,080)	2,977	68,217
Income tax benefit (expense)	8,675	(37,698)	(1,793)	4,983	56	—	(25,777)	1,585	—	(24,192)

Net Earnings	43,543	64,815	2,490	(9,219)	1,884	(59,970)	43,543	(2,495)	2,977	44,025
Less: Preferred stock dividends	3,241	—	—	—	—	—	3,241	—	—	3,241

Earnings(loss)available to common shareholders	40,302	64,815	2,490	(9,219)	1,884	(59,970)	40,302	(2,495)	2,977	40,784

(1) For the quarter ended June 30, 2003

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
6. Consolidating statements of operations by industry segment for the quarter ended September 30, 2002 are as follows (as restated):
	AMERCO	U-Haul Moving and Storage Operations	Real Estate	Property and Casualty Insurance (1)	Life Insurance (1)	Eliminations	AMERCO Consolidated	SAC Moving and Storage Operations	Eliminations	Total Consolidated

(In thousands)
Rental Revenue	$—	435,837	14,325	—	—	(14,650)	435,512	44,193	(13,364)	466,341
Net sales	—	49,049	19	—	—	—	49,068	13,378	—	62,446
Premiums	—	—	—	39,710	41,035	(2,382)	78,363	—	—	78,363
Net investment & interest income	9,403	8,374	2,207	7,689	2,389	(11,644)	18,418	—	(8,059)	10,359

Total Revenues	9,403	493,260	16,551	47,399	43,424	(28,676)	581,361	57,571	(21,423)	617,509

Costs & expenses:
Operating expenses	4,055	296,398	(1,296)	7,437	11,486	(19,477)	298,603	25,492	(3,290)	320,805
Commission expenses	—	47,920	—	—	—	—	47,920	—	(8,158)	39,762
Cost of Sales	—	28,989	9	—	—	—	28,998	6,369	—	35,367
Benefits & Losses	—	—	—	34,298	29,717	—	64,015	—	—	64,015
Amortization of Deferred Acquisition Costs	—	—	—	6,212	5,096	—	11,308	—	—	11,308
Lease expense	233	46,920	2,770	—	—	—	49,923	—	(1,916)	48,007
Depreciation, net	4	28,570	2,138	—	—	—	30,712	5,146	(482)	35,376

Total Costs & Expenses	4,292	448,797	3,621	47,947	46,299	(19,477)	531,479	37,007	(13,846)	554,640

Equity in Earnings of AREC, UHI, RW & OLIC	32,811	—	—	—	—	(32,811)	—	—	—	—
Equity in Earnings of SAC	(667)	—	—	—	—	—	(667)	—	667	—

Total - Equity Earnings in Subsidiaries	32,144	—	—	—	—	(32,811)	(667)	—	667	—

Earnings from operations	37,255	44,463	12,930	(548)	(2,875)	(42,010)	49,215	20,564	(6,910)	62,869
Interest Expense	17,160	2,374	3,495	—	—	(9,199)	13,830	20,421	(8,059)	26,192

Pretax earnings	20,095	42,089	9,435	(548)	(2,875)	(32,811)	35,385	143	1,149	36,677
Income tax benefit (expense)	2,515	(13,910)	(3,302)	(45)	1,003	—	(13,739)	(810)	—	(14,549)

Net Earnings	22,610	28,179	6,133	(593)	(1,872)	(32,811)	21,646	(667)	1,149	22,128

Less: Preferred stock dividends	3,241	—	—	—	—	—	3,241	—	—	3,241

Earnings (loss) available to common shareholders	19,369	28,179	6,133	(593)	(1,872)	(32,811)	18,405	(667)	1,149	18,887

(1) For the quarter ended June 30, 2002

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6. Consolidating statements of operations by industry segment for the six months ended September 30, 2003 are as follows:

	AMERCO	U-Haul Moving and Storage Operations	Real Estate	Property and Casualty Insurance (1)	Life Insurance (1)	Eliminations	AMERCO Consolidated	SAC Moving and Storage Operations	Eliminations	Total Consolidated

				(In thousands)
Rental Revenue	$—	863,233	30,140	—	—	(30,161)	863,212	84,158	(29,356)	918,014
Net sales	—	105,720	37	—	—	—	105,757	29,079	—	134,836
Premiums	—	—	—	58,141	76,425	(2,630)	131,936	—	—	131,936
Net investment & interest income	528	15,832	3,995	11,922	10,677	—	42,954	—	(20,167)	22,787

Total Revenues	528	984,785	34,172	70,063	87,102	(32,791)	1,143,859	113,237	(49,523)	1,207,573

Costs & expenses:
Operating expenses	18,633	533,832	(3,687)	14,301	17,153	(32,791)	547,441	56,615	(6,655)	597,401
Commission expenses	—	100,942	—	—	—	—	100,942	—	(15,946)	84,996
Cost of Sales	—	50,415	16	—	—	—	50,431	12,684	—	63,115
Benefits & Losses	—	—	—	62,997	55,848	—	118,845	—	—	118,845
Amortization of Deferred Acquisition Costs	—	—	—	7,166	10,693	—	17,859	—	—	17,859
Lease expense	460	74,534	7,605	—	—	—	82,599	—	(6,755)	75,844
Depreciation, net	7	60,894	4,166	—	—	—	65,067	10,860	(964)	74,963

Total Costs & Expenses	19,100	820,617	8,100	84,464	83,694	(32,791)	983,184	80,159	(30,320)	1,033,023

Equity in Earnings of AREC, UHI, RW & OLIC	107,141	—	—	—	—	(107,141)	—	—	—	—
Equity in Earnings of SAC	(6,027)	—	—	—	—	—	(6,027)	—	6,027	—

Total - Equity Earnings in Subsidiaries	101,114	—	—	—	—	(107,141)	(6,027)	—	6,027	—

Earnings from operations	82,542	164,168	26,072	(14,401)	3,408	(107,141)	154,648	33,078	(13,176)	174,550
Interest Expense	29,929	(5,150)	15,838	—	—	—	40,617	41,221	(20,167)	61,671

Pretax earnings	52,613	169,318	10,234	(14,401)	3,408	(107,141)	114,031	(8,143)	6,991	112,879
Income tax benefit (expense)	18,184	(61,422)	(4,224)	5,046	(818)	—	(43,234)	2,116	—	(41,118)

Net Earnings	70,797	107,896	6,010	(9,355)	2,590	(107,141)	70,797	(6,027)	6,991	71,761
Less: Preferred stock dividends	6,482	—	—	—	—	—	6,482	—	—	6,482

Earnings (loss) available to common shareholders	64,315	107,896	6,010	(9,355)	2,590	(107,141)	64,315	(6,027)	6,991	65,279

(1) For the six months ended June 30, 2003

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
6. Consolidating statements of operations by industry segment for the six months ended September 30, 2002 are as follows (as restated):

	AMERCO	U-Haul Moving and Storage Operations	Real Estate	Property and Casualty Insurance(1)	Life Insurance(1)	Eliminations	AMERCO Consolidated	SAC Moving and Storage Operations	Eliminations	Total Consolidated

				(In thousands)
Rental Revenue	$—	819,751	29,709	—	—	(30,345)	819,115	84,391	(25,383)	878,123
Net sales	—	102,673	35	—	—	—	102,708	27,927	—	130,635
Premiums	—	—	—	86,319	80,693	(3,996)	163,016	—	—	163,016
Net investment & interest income	10,214	15,963	4,984	15,257	7,773	(11,644)	42,547	—	(17,313)	25,234

Total Revenues	10,214	938,387	34,728	101,576	88,466	(45,985)	1,127,386	112,318	(42,696)	1,197,008

Costs & expenses:
Operating expenses	5,134	554,391	(1,884)	12,647	19,849	(36,786)	553,351	50,224	(6,345)	597,230
Commission expenses	—	96,959	—	—	—	—	96,959	—	(15,067)	81,892
Cost of Sales	—	58,437	16	—	—	—	58,453	12,441	—	70,894
Benefits & Losses	—	—	—	79,945	60,488	—	140,433	—	—	140,433
Amortization of Deferred Acquisition Costs	—	—	—	11,521	10,121	—	21,642	—	—	21,642
Lease expense	463	88,139	4,732	—	—	—	93,334	—	(3,971)	89,363
Depreciation, net	8	55,991	4,263	—	—	—	60,262	9,790	(964)	69,088

Total Costs & Expenses	5,605	853,917	7,127	104,113	90,458	(36,786)	1,024,434	72,455	(26,347)	1,070,542

Equity in Earnings of AREC, UHI, RW & OLIC	62,835	—	—	—	—	(62,835)	—	—	—	—
Equity in Earnings of SAC	(1,056)	—	—	—	—	—	(1,056)	—	1,056	—

Total - Equity Earnings in Subsidiaries	61,779	—	—	—	—	(62,835)	(1,056)	—	1,056	—

Earnings from operations	66,388	84,470	27,601	(2,537)	(1,992)	(72,034)	101,896	39,863	(15,293)	126,466
Interest Expense	26,409	6,125	8,797	—	—	(9,199)	32,132	40,068	(17,313)	54,887

Pretax earnings	39,979	78,345	18,804	(2,537)	(1,992)	(62,835)	69,764	(205)	2,020	71,579
Income tax benefit (expense)	5,928	(25,827)	(6,581)	960	699	—	(24,821)	(851)		(25,672)

Net Earnings	45,907	52,518	12,223	(1,577)	(1,293)	(62,835)	44,943	(1,056)	2,020	45,907
Less: Preferred stock dividends	6,482	—	—	—	—	—	6,482	—	—	6,482

Earnings (loss) available to common shareholders	39,425	52,518	12,223	(1,577)	(1,293)	(62,835)	38,461	(1,056)	2,020	39,425

(1) For the six months ended June 30, 2002

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6. Consolidating cash flow statements by industry segment for six months ended September 30, 2003 are as follows:

	AMERCO	U-Haul Moving and Storage Operations	Real Estate	Property and Casualty Insurance (1)	Life Insurance (1)	Eliminations	AMERCO Consolidated	SAC Moving and Storage Operations	Eliminations	Total Consolidated

			(In thousands)
Net cash flows provided by (used in) operating activities	$77,969	92,709	706	(52,539)	2,543	—	121,388	6,264	864	128,516

Cash flows from investing activities:
Purchases of investments:
Property, plant and equipment	—	(93,091)	(697)	—	—	—	(93,788)	(8,507)	—	(102,295)
Fixed maturities	—	—	—	(1,880)	(22,264)	—	(24,144)	—	—	(24,144)
Other Asset Investments	—	—	—	(17,371)	(5,489)	—	(22,860)	(31,585)	31,585	(22,860)
Proceeds from sale of investments:							—
Property, plant and equipment	—	13,565	9	—	—	—	13,574	39,169	(31,585)	21,158
Fixed maturities	—	—	—	58,046	70,453	—	128,499	—	—	128,499
Other Asset Investments	—	73	130		21,291	—	21,494	—	—	21,494
Changes in investments	—	—	—	6,697	(63,018)	—	(56,321)	—		(56,321)

Net cash provided by (used in) investing activities	—	(79,453)	(558)	45,492	973	—	(33,546)	(923)	—	(34,469)

Cash flows from financing activities:
Net change in short-term borrowings	—	—	—	—	—	—	—	—	—	—
Proceeds from notes	50,000	—	—	—	—	—	50,000	864	(864)	50,000
Debt issuance costs	—	—	—	—	—	—	—	—	—	—
Leveraged ESOP: repayments on loan	—	—	—	—	—	—	—	—	—	—
Purchase of shares	—	375	—	—	—	—	375	—	—	375
Repayments from loan	—	—	—	—	—	—	—	—	—	—
Principal payments on notes	(50,000)	—	—	—	—	—	(50,000)	(4,681)	—	(54,681)
Preferred stock dividends paid	—	—	—	—	—	—	—	—	—	—
Treasury stock acquisitions, net	—	—	—	—	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—	—	—	—	—
Investment contract deposits	—	—	—	—	34,422	—	34,422	—	—	34,422
Investment contract withdrawals	—	—	—	—	(39,375)	—	(39,375)	—	—	(39,375)

Net cash provided by (used in) financing activities	—	375	—	—	(4,953)	—	(4,578)	(3,817)	(864)	(9,259)

Increase (decrease) in cash and cash equivalents	77,969	13,631	148	(7,047)	(1,437)	—	83,264	1,524	—	84,788
Cash and cash equivalents at the beginning of period	18,524	30,046	174	4,108	9,320	—	62,172	4,662	—	66,834

Cash and cash equivalents at the end of period	$96,493	43,677	322	(2,939)	7,883	—	145,436	6,186	—	151,622

(1) For the six months ended June 30, 2003

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6. Consolidating cash flow statements by industry segment for the six months ended September 30, 2002 are as follows (as restated):

	AMERCO	U-Haul Moving and Storage Operations	Real Estate	Property and Casualty Insurance (1)	Life Insurance (1)	Eliminations	AMERCO Consolidated	SAC Moving and Storage Operations	Eliminations	Total Consolidated

			(In thousands)
Net cash flows provided by (used in) operating activities	$121,336	60,605	8,167	(49,897)	(28,734)	(2,759)	108,718	—	—	108,718

Cash flows from investing activities:
Purchases of investments:
Property, plant and equipment	—	(111,445)	(11,473)	—	—	—	(122,918)	—	—	(122,918)
Fixed maturities	—	—	—	—	(134,993)	—	(134,993)	—	—	(134,993)
Other Investments	—	—	—	(7,632)	(43,759)	22,000	(29,391)	—	—	(29,391)
Proceeds from sale of investments:
Property, plant and equipment	—	42,685	3,345	—	—	—	46,030	—	—	46,030
Fixed maturities	—	—	—	45,073	157,182	—	202,255	—	—	202,255
Other investments	—	5,308	587	12,333	7,472	20,259	45,959	—	—	45,959

Net cash provided by (used in) investing activities	—	(63,452)	(7,541)	49,774	(14,098)	42,259	6,942	—	—	6,942

Cash flows from financing activities:
Net change in short-term borrowings	5,000	—	—	—	—	(17,500)	(12,500)	—	—	(12,500)
Proceeds from notes	—	—	—	—	—	—	—	—	—	—
Debt issuance costs	—	—	—	—	—	—	—	—	—	—
Leveraged ESOP: Repayment on loan	—	—	—	—	—	—	—	—	—	—
Purchase of shares	—	—	—	—	—	—	—	—	—	—
Payments on loans	—	—	—	—	—	—	—	—	—	—
Principal payments on notes	(150,000)	(3)	(11)	—	—	—	(150,014)	—	—	(150,014)
Preferred stock dividends paid	—	—	—	—	—	—	—	—	—	—
Other Financial Activities	34,015	(7,498)	(680)	—	—	(22,000)	3,837	—	—	3,837
Dividends paid	—	—	—	—	—	—	—	—	—	—
Investment contract deposits	—	—	—	—	89,083	—	89,083	—	—	89,083
Investment contract withdrawals	—	—	—	—	(51,262)	—	(51,262)	—	—	(51,262)

Net cash provided by (used in) financing activities	(110,985)	(7,501)	(691)	—	37,821	(39,500)	(120,856)	—	—	(120,856)

Increase (decrease) in cash and cash equivalents	10,351	(10,348)	(65)	(123)	(5,011)	—	(5,196)	—	—	(5,196)
Cash and cash equivalents at the beginning of period	71	29,824	576	5,912	11,258	—	47,641	10	—	47,651

Cash and cash equivalents at the end of period	10,422	19,476	511	5,789	6,247	—	42,445	10	—	42,455

(1) For the six months ended June 30, 2002

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6. Industry Segment and Geographic Area Data:

Geographic Area Data – (All amounts are in U.S. $'s)	United States	Canada	Consolidated	United States	Canada	Consolidated
	Quarter Ended			Year to Date Ended

September 30, 2003
Total revenues	$607,391	$20,066	$627,457	$1,168,961	$38,612	$1,207,573
Depreciation/amortization	49,707	2,355	52,062	95,188	3,887	99,075
Interest expense	29,769	1,004	30,773	59,301	2,370	61,671
Pretax earnings	63,746	4,471	68,217	103,997	8,882	112,879
Income tax expense	24,192	—	24,192	41,118	—	41,118
Identifiable assets	3,753,386	136,264	3,889,650	3,753,386	136,264	3,889,650

September 30, 2002
Total revenues	600,750	16,759	617,509	1,164,857	32,151	1,197,008
Depreciation/amortization	51,802	1,340	53,142	87,220	2,670	89,890
Interest expense	24,986	1,206	26,192	52,573	2,314	54,887
Pretax earnings	32,654	4,023	36,677	64,576	7,003	71,579
Income tax expense	14,549	—	14,549	25,672	—	25,672
Identifiable assets	3,534,899	130,730	3,665,629	3,534,899	130,730	3,665,629

7.  Liabilities Subject to Compromise

Under the Bankruptcy Code certain claims against AMERCO in existence prior to the Petition Date are stayed while AMERCO continues operating as a debtor-in-possession. AMERCO has received approval from the Court to (a) pay pre-petition and post-petition employee wages, salaries, benefits, other employee obligations and insurance obligations; (b) pay vendors and other providers in the ordinary course for goods and services received from and after the Petition Date. Substantially all other pre-petition liabilities of AMERCO have been classified as liabilities subject to compromise in the unaudited Condensed Consolidated Balance Sheets. Adjustments to these liabilities may result from negotiations, payments authorized by Court order, additional rejection of executory contracts including leases, or other events.

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

The following table summarizes the components of liabilities subject to compromise, included in AMERCO’s Condensed Consolidated Balance Sheet as of September 30, 2003 (in thousands):

	AMERCO	AREC	Inter-company Eliminations	TOTAL

Debt subject to compromise	$809,623	101,499	(39,500)	$871,622
Accounts payable and accrued expenses	185	3,565	—	3,750

Total liabilities subject to compromise	$809,808	105,064	(39,500)	$875,372

Reorganization expenses incurred as a direct result of the Company’s Chapter 11 filing and are included in operating expenses and interest expense in the Condensed Consolidated Statement of Operations. Professional fees of $2.1 million and default interest payments of $0.0 million were paid during the quarter ended September 30, 2003. Professional fees of $10.9 million and default interest payments of $4.4 million were paid during the six months ended September 30, 2003.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Cautionary Statements Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may include, but are not limited to, projections of revenues, income or loss, estimates of capital expenditures, our plans and intentions regarding the recapitalization of our balance sheet and the payment of dividends arrearages, plans for future operations, products or services, financing needs and plans, our perceptions of our legal positions and anticipated outcomes of pending litigation against us, liquidity, expected outcomes of the Chapter 11 proceeding as well as assumptions relating to the foregoing. The words "believe", "expect", "anticipate", "estimate", "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation, the risk factors enumerated at the end of this section, as well as the following: the Company’s ability to operate pursuant to the terms of its DIP facility; the Company’s ability to obtain court approval with respect to motions in the Chapter 11 proceeding prosecuted by it from time to time; the Company’s ability to prosecute, confirm, and consummate its plan of reorganization with respect to the Chapter 11 case; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm a plan of reorganization, for the appointment of a Chapter 11 trustee or to convert the case to a Chapter 7 case; the Company’s ability to obtain and maintain normal terms with vendors and service providers; the Company’s ability to maintain contracts that are critical to its operations; the potential adverse impact of the Chapter 11 case on the Company’s liquidity or results of operations; the costs and availability of financing; the Company’s ability to execute its business plan; the Company’s ability to attract, motivate and retain key employees; general economic conditions; weather conditions; fluctuations in our costs to maintain and update our fleet and facilities; our ability to refinance our debt; our ability to successfully recapitalize our balance sheet and cure existing defaults of our debt agreements; our ability to continue as a going concern; changes in government regulations, particularly environmental regulations; our credit ratings; the availability of credit; changes in demand for our products; changes in the general domestic economy; degree and nature of our competition; the resolution of pending litigation against the company; changes in accounting standards and other factors described in this report or the other documents we file with the Securities Exchange Commission. The above factors, the following disclosures, as well as other statements in this report and in the Notes to AMERCO’s Condensed Consolidated Financial Statements, could contribute to or cause such differences, or could cause AMERCO’s stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized. The Company disclaims any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

General

Information on industry segments is incorporated by reference from -- Notes 1 and 6 of Notes to Condensed Consolidated Financial Statements. The notes discuss the principles of consolidation, summarized consolidated financial information and industry segment and geographical area data, respectively. In consolidation, all intersegment premiums are eliminated and the benefits, losses and expenses are retained by the insurance companies.

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

Accounting policies are considered critical when they are significant and involve difficult, subjective or complex judgments or estimates. We consider the following to be critical accounting policies:

Principles of Consolidation

The condensed consolidated financial statements presented here include the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holdings and their subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation. AMERCO has made significant loans to SAC Holdings and is entitled to participate in SAC Holdings’ excess cash flow (after senior debt service). All of the equity interest of SAC Holdings is owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. AMERCO does not have an equity ownership interest in SAC Holdings, except for investments made by RepWest and Oxford in a SAC Holdings-controlled limited partnership which holds Canadian self-storage properties. SAC Holdings are not legal subsidiaries of AMERCO. AMERCO is not liable for the debts of SAC Holdings and there are no default provisions in AMERCO indebtedness that cross-default to SAC Holdings’ obligations. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in AMERCO’s annual financial statements and notes. For a more detailed presentation of the accounts and transactions of AMERCO, refer to AMERCO’s Form 10-K.

The operating results and financial position of RepWest and Oxford have been consolidated on the basis of a calendar year and, accordingly, are determined on a one-quarter lag for financial reporting purposes.

Revenue earning vehicles and buildings -- Depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal (i.e., no gains or losses). In determining the depreciation rate, we review historical disposal experience and holding periods. Due to longer holding periods on trucks and the resulting increased possibility of changes in the economic environment and market conditions, these estimates are subject to a greater degree of risk.

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

Investments – For investments accounted for under SFAS 115, in determining if and when a decline in market value below amortized cost is other than temporary, quoted market prices, dealer quotes or discounted cash flows are reviewed. Other-than-temporary declines in value are recognized in the current period operating results to the extent of the decline.

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

U-Haul insurance expense – Expense is recognized annually based on reported claims and an estimate of future claims. A reserve is booked for unpaid losses. U-Haul’s self-insured retention is paid out over time as claims are settled, relieving the reserve for unpaid losses.

Results of Operations

Quarter Ended September 30, 2003 Versus Quarter Ended September 30, 2002

U-HAUL Moving and Storage

Revenues consist of rental revenues, net sales and investment earnings. Rental revenue was $456.2 million and $435.8 million for the quarters ended September 30, 2003 and 2002. The increase primarily resulted from growth in equipment rental revenues due to improved revenue per transaction and fleet utilization.

Net sales revenues were $51.4 million and $49.0 million for the quarters ended September 30, 2003 and 2002. The increase reflects improved sales of propane and moving support items.

Cost of sales were $24.8 million and $29.0 million for the quarters ended September 30, 2003 and 2002. The decrease primarily resulted from improved gross margins from moving support item sales.

Operating expenses before inter-company eliminations were $271.1 million and $296.4 million for the quarters ended September 30, 2003 and 2002. The decrease is primarily due to the non-recurring insurance reserves recorded during FY 2003 audit.

Lease expense was $37.0 million and $46.9 million for the quarters ended September 30, 2003 and 2002. The decrease reflects a reduction in the number of leased rental trucks.

Net depreciation expense was $30.3 million and $28.6 million for the quarters ended September 30, 2003 and 2002. Incremental depreciation from rental trucks acquired off lease is primarily responsible for the increase.

Operating profit before inter-company eliminations was $98.4 million and $44.5 million for the quarters ended September 30, 2003 and 2002.

AMERCO Real Estate (AREC)

Rental revenue before inter-company eliminations was $15.3 million and $14.3 million for the quarters ended September 30, 2003 and 2002. Inter-company revenue was $13.5 and $13.7 million for the quarters ended September 30, 2003 and 2002.

Net investment and interest income was $2.0 million and $2.2 million for the quarters ended September 30, 2003 and 2002.

Lease expense was $3.2 million and $2.8 for the quarters ended September 30, 2003 and 2002. The increase is a result of the increase in lease expense for storage facilities due to higher run rates.

Net depreciation expense was $2.0 million and $2.1 million for the quarters ended September 30, 2003 and 2002.

Operating profit before inter-company eliminations was $13.3 million and $12.9 million for the quarters ended September 30, 2003 and 2002.

Property and Casualty (RepWest)

RepWest’s premiums were $29.6 million and $39.7 million for the three months ended June 30, 2003 and 2002, respectively. General agency premiums were $21.8 million and $19.1 million for the three months ended June 30, 2003 and 2002, respectively. The increase is due to increased earned premiums on RepWest’s excess workers compensation business offset by decreased earned premiums in all other cancelled lines of business. Assumed treaty reinsurance premiums were $1.9 million and $11.1 million for the three months ended June 30, 2003 and 2002, respectively. The decrease from 2002 to 2003 is due to the non-renewal and cancellation of RepWest’s assumed treaty business. Rental industry earned premiums were $5.9 million and $9.5 million for the three months ended June 30, 2003 and 2002, respectively. In April 2003, RepWest announced that in conjunction with the Company’s overall restructuring efforts, it would redirect it operating focus to U-Haul related lines and it would cease writing its agency lines.

Net investment income was $6.1 million and $7.7 million for the three months ended June 30, 2003 and 2002, respectively. The decrease is attributable to lower average invested assets.

Benefits and losses incurred were $37.4 million and $34.3 million for the three months ended June 30, 2003 and 2002, respectively. The increase from 2002 to 2003 is due to loss development and reserve strengthening on cancelled lines that were written in 2000 and prior.

The amortization of deferred acquisition costs (DAC) was $3.5 million and $6.2 million for the three months ended June 30, 2003 and 2002, respectively. The decrease is due to RepWest’s decreased premium writings.

Net operating expenses were $9.0 million and $7.4 million for the three months ended June 30, 2003 and 2002, respectively. The increase is due to decreased commission deferral.

Operating profit/(loss) before tax and inter-company elimination was ($14.2) million and ($0.5) million for the three months ended June 30, 2003 and 2002. The increase is primarily due to further loss development and reserve strengthening on cancelled lines that were written in 2000 and prior.

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

Life Insurance (Oxford)

Net premiums were $38.3 million and $41.0 million for the quarters ended June 30, 2003, and 2002, respectively. Life and annuity premiums decreased $1.0 million quarter over quarter. Credit insurance premiums decreased $1.1 million for the quarter as the number of accounts decreased. Other business segments had premium decreases totaling $0.6 million.

Net investment income for the quarter ended June 30, 2003, before inter-company eliminations increased to $5.3 million from $2.4 million in the prior year due to fewer other than temporary decline write-downs offset by reduced investment yields in the investment portfolio.

Benefits incurred were $28.0 million and $29.7 million for the quarters ended June 30, 2003, and 2002, respectively. Medicare supplement incurred benefits decreased $1.4 million due to a reduced population and better loss experience. Other business segments had benefits decreases totaling $0.3 million.

Amortization of deferred acquisition costs (DAC) and the value of business acquired (VOBA) was $5.3 million and $5.1 million for the quarters ended June 30, 2003, and 2002, respectively. The increase is from the annuity segment due to increased surrender activity.

Operating expenses were $8.5 million and $11.5 million for the quarters ended June 30, 2003, and 2002. Commissions have decreased $1.2 million from 2002 primarily due to the decreases in premium in the credit line. Fees collected from surrendered annuity policies increased $0.4 million. General and administrative expenses net of fees collected decreased $1.5 million.

Operating profit/(loss) before tax and inter-company eliminations was $1.8 million, and $(2.9) million for the quarters ending June 30, 2003, and 2002, respectively. The improvement is due to decreases in the write-downs of bonds and from better loss experience in the Medicare supplement segment.

SAC Moving and Storage

Total revenues consist of storage rental revenues, vehicle rental commissions and net sales. Total rental revenue was $41.9 million and $44.2 million for the quarters ended September 30, 2003 and 2002.

Net sales revenues were $14.2 million and $13.4 million for the quarters ended September 30, 2003 and 2002. Sales increased across all major product lines.

Operating expenses before inter-company eliminations were $28.5 million and $25.5 million for the quarters ended September 30, 2003 and 2002. Increased personnel expenses were primarily responsible for the change from the prior year.

Cost of sales were $6.1 million and $6.4 million for the quarters ended September 30, 2003 and 2002. The decrease can be attributed to improved gross margins on sales of moving support item sales.

Net depreciation expense was $5.1 million and $5.1 million for the quarters ended September 30, 2003 and 2002.

Operating profits were $16.3 million and $20.6 million for the quarters ended September 30, 2003 and 2002.

Consolidated Group

Interest expense was $30.8 million and $26.2 million for the quarters ended September 30, 2003 and 2002, respectively. Interest expense of SAC Holdings on third party debt was $10.3 million and $12.4 million for the quarters ended September 30, 2003 and 2002, respectively. AMERCO's interest expense on third party debt was $20.5 and $13.8 million for the quarters ended September 30, 2003 and 2002, respectively. AMERCO’s interest expense increased despite lower average debt outstanding due to a higher average cost of debt.

Pretax earnings were $68.2 million and $36.7 million for the quarters ended September 30, 2003 and 2002, respectively. After providing for income taxes, net earnings were $44.0 million and $22.1 million for the quarters ended September 30, 2003 and 2002, respectively.

Six Months September 30, 2003 Versus Six Months Ended September 30, 2002
U-Haul Moving and Storage

Revenues consist of rental revenues, net sales and investment earnings. Rental revenue was $863.2 million and $819.8 million for the six months ended September 30, 2003 and 2002. The change from the prior year primarily reflects increased equipment rental revenues which can be attributed to an increase in the average dollar per transaction and improved equipment utilization.

Net sales revenues were $105.7 million and $102.7 million for the six months ended September 30, 2003 and 2002. The increase in sales reflects improved sales of propane and moving support items.

Cost of sales were $50.4 million and $58.4 million for the six months ended September 30, 2003 and 2002. The decrease was due to improved gross profit margins on the sale of moving support items.

Operating expenses before inter-company eliminations were $533.8 million and $554.4 million for the six months ended September 30, 2003 and 2002.

Lease expense was $74.5 million and $88.1 million for the six months ended September 30, 2003 and 2002.

Net depreciation expense was $60.9 million and $56.0 million for the six months ended September 30, 2003 and 2002. Incremental depreciation from rental trucks acquired off lease is primarily responsible for the increase.

Operating profit before inter-company eliminations was $164.2 million and $84.5 million for the six months ended September 30, 2003 and 2002.

AMERCO Real Estate (AREC)

Rental revenue before inter-company eliminations was $30.1 million and $29.7 million for the six months ended September 30, 2003 and 2002. Inter-company revenue was $27.5 and $28.4 million for the six months ended September 30, 2003 and 2002.

Net investment and interest income was $4.0 million and $5.0 million for the six months ended September 30, 2003 and 2002.

Lease expense was $7.6 million and $4.7 for the six months ended September 30, 2003 and 2002. The increase is a result of the increase in lease expense for storage facilities due to higher run rates.

Net depreciation expense was $4.2 million and $4.3 million for the six months ended September 30, 2003 and 2002.

Operating profit before inter-company eliminations was $26.1 million and $27.6 million for the six months ended September 30, 2003 and 2002.

Property and Casualty (RepWest)

RepWest’s earned premiums were $58.1 million and $86.3 million for the six months ended June 30, 2003 and 2002, respectively. General agency premiums were $42.8 million and $47.2 million for the six months ended June 30, 2003 and 2002, respectively. The decrease in 2003 is due to the strengthening of RepWest’s underwriting standards. Assumed treaty reinsurance premiums were $3.9 million and $20.4 million for the six months ended June 30, 2003 and 2002, respectively. The decrease from 2002 to 2003 is due to the non-renewal and cancellation of RepWest’s assumed treaty business. Rental industry earned premiums were $11.4 million and $18.7 million for the six months ended June 30, 2003 and 2002, respectively. The 2003 decrease was from a change in policy structure on U-Haul business effective April 1, 2003. In April 2003, RepWest announced that in conjunction with the Company’s overall restructuring efforts, it would redirect its operating focus to U-Haul related lines and would cease writing its agency lines.

Net investment income was $11.9 million and $15.3 million for the six months ended June 30, 2003 and 2002, respectively. The decrease is attributable to lower average invested assets.

Benefits and losses incurred were $63.0 million and $79.9 million for the six months ended June 30, 2003 and 2002, respectively. The decrease is due to decreased premiums in all segments of the RepWest’s business.

The amortization of deferred acquisition costs (DAC) were $7.2 million and $11.5 million for the six months ended June 30, 2003 and 2002, respectively. The decrease is due to the RepWest’s decreased premium writings.

Operating expenses were $14.3 million and $12.6 million for the six months ended June 30, 2003 and 2002, respectively. The increase is due to decreased commission deferral.

Operating (loss)/profit before tax and inter-company elimination was ($14.4) million and ($2.5) million for the six months ended June 30, 2003 and 2002. The increase is primarily due to further loss development and reserve strengthening on cancelled lines that were written in 2000 and prior.

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

REPUBLIC WESTERN BUSINESS BREAKDOWN

Insurance Life	Net Earned Premium 06/03	Net Earned Premium 06/02	Outstanding Reserves 06/03	Outstanding Reserves 12/02

U-Haul business	$655	$6,178	$68,985	$85,197
Safestor, Safetow, Safemove	7,026	7,400	2,768	2,698
Storage	2,991	3,499	4,983	6,871
NAFCIC	2,040	2,165	3,115	3,628

Total AMERCO	12,712	19,242	79,851	98,394

Agency	43,326	48,610	269,499	227,776
Assumed business	2,103	18,465	66,806	73,278

Total non-AMERCO	45,429	67,075	336,305	301,054

Total RepWest	$58,141	$86,317	$416,156	$399,448

Life Insurance (Oxford)

Net premiums were $76.4 million and $80.7 million for the six months ended June 30, 2003 and 2002, respectively. Life insurance premium and annuitizations decreased $1.3 million from the same period in 2002. Credit insurance premiums decreased $2.2 million for the six months due to fewer accounts. Other business segments had premium decreases totaling $0.8 million.

Net investment income before inter-company eliminations increased $2.8 million to $10.7 million due to fewer realized losses on fixed maturities and write downs on fixed maturities whose decline is deemed to be other than temporary.

Benefits incurred were $55.8 million and $60.5 million for the six months ended June 30, 2003 and 2002, respectively. Medicare supplement incurred benefits decreased $2.8 million and credit life and disability decreased $1.3 million from reduced populations and improved loss experience. Other segments had benefit decreases totaling $0.6 million.

Amortization of deferred acquisition cost (DAC) and the value of business acquired (VOBA) was $10.7 million and $10.1 million for the six months ended June 30, 2003 and 2002, respectively. The increase is due to surrender activity in the annuity lines.

Operating expenses were $17.1 million and $19.9 million for the six months ended June 30, 2003, and 2002. Commission expenses decreased $0.3 million as new sales declined. Fees collected from annuity policies that surrendered increased $0.8 million. General and administrative expenses net of fees collected decreased $1.7 million.

Operating profit/(loss) before tax and inter-company eliminations was $3.4 million and $(2.0) million for the six months ended June 30, 2003 and 2002, respectively. The improvement is due to decreases in the write-downs of bonds and from better loss experience in the Medicare supplement segment.

SAC Moving and Storage

Total revenues consist of storage rental revenues, vehicle rental commissions and net sales. Total rental revenue was $84.2 million and $84.4 million for the six months ended September 30, 2003 and 2002.

Net sales revenues were $29.1 million and $27.9 million for the six months ended September 30, 2003 and 2002. Net sales stayed constant for the same time period. While sales in all major product lines were up, propane sales growth was the primary factor behind the increase.

Operating expenses before inter-company eliminations were $56.6 million and $50.2 million for the six months ended September 30, 2003 and 2002. Increased expenses were the result of increased personnel, property taxes, and utilities.

Cost of sales were $12.7 million and $12.4 million for the six months ended September 30, 2003 and 2002. The increase reflects higher sales activity.

Net depreciation expense was $10.9 million and $9.8 million for the six months ended September 30, 2003 and 2002.

Operating profits were $33.1 million and $39.9 million for the six months ended September 30, 2003 and 2002.

Consolidated Group

Interest expense was $61.7 million and $54.9 million for the six months ended September 30, 2003 and 2002, respectively. Interest expense of SAC Holdings on third party debt was $21.0 million and $22.8 million for the six months ended September 30, 2003 and 2002, respectively. AMERCO's interest expense on third party debt was $40.6 and $32.1 million for the six months ended September 30, 2003 and 2002, respectively. AMERCO’s interest expense increased despite lower overall average debt outstanding due to an increase in the average cost of debt.

Pretax earnings were $112.9 million and $71.6 million for the six months ended September 30, 2003 and 2002, respectively. After providing for income taxes, net earnings were $71.8 million and $45.9 million for the six months ended September 30, 2003 and 2002, respectively.

Liquidity and Capital Resources

The matters described in "Liquidity and Capital Resources" to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 case. That proceeding will involve, or may result in, various restrictions on the Company’s activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom the Company may conduct or seek to conduct business.

Generally, under the Bankruptcy Code, most of a debtor’s liabilities must be satisfied in full in order to preserve the value of the debtor’s preferred and common stock. The rights and claims of the Company’s various creditors and security holders will be determined by the plan of reorganization filed by AMERCO. Although AMERCO expects to consummate a "full value" plan of reorganization that provides creditors with a combination of cash and new debt securities equal to the full amount of their allowed claims and also preserves the value of AMERCO’s common and preferred stock, no assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies.

U-HAUL Moving and Storage Capital Expenditures

To meet the needs of its customers, U-Haul must maintain a large inventory of fixed asset rental items. Historically capital expenditures have primarily reflected new rental truck acquisitions and storage expansion. The capital required to fund these expenditures has historically been obtained through internally generated funds from operations, indebtedness and lease financing.

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

AMERCO Real Estate (AREC)

At September 30, 2003, Real Estate had $101.5 million of notes and loans payable due in less than one year and its accounts payable and accrued expenses total $3.6 million. Real Estate financial assets (cash, receivables, inventories, and short term investments) at September 30, 2003 were $21.7 million.

Property and Casualty (RepWest)

At June 30, 2003, Property and Casualty had no notes and loans due in less than one year and its accounts payable and accrued expenses were $1.8 million. Property and Casualty financial assets (cash, receivables, inventories, short-term investments and fixed maturities) at June 30, 2003 were $556.7 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies.

RepWest’s cash and cash equivalents and short-term investment portfolio were $39.6 million and $6.8 million at June 30, 2003, and 2002 respectively.
Stockholder’s equity was $181.0 million and $209.9 million at June 30, 2003, and 2002, respectively. RepWest considers current shareholder’s equity to be adequate to support its operations and absorb unforeseen risk events

Life Insurance (Oxford)

At June 30, 2003, Life Insurance had no notes and loans payable due in less than one year and its accounts payable and accrued expenses total $0.7 million. Life Insurance financial assets (cash, receivables, inventories, short-term investments and fixed maturities) at June 30, 2003 were $899.8 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies.

In addition to cash flows from operating and financing activities, a substantial amount of liquid funds is available through Oxford’s short-term portfolio. At June 30, 2003, and 2002 short-term investments amounted to $144.5 million and $41.1 million respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

Stockholder’s equity increased to $116.0 million as of June 30, 2003 from $102.0 million on June 30, 2002. The increase from 2002 is a result of earnings and changes in market value for the available for sale investment portfolio.

SAC Moving and Storage

At September 30, 2003, SAC Holdings notes and loans payable due in less than one year total $34.6 million and its accounts payable and accrued expenses total $59.5 million. SAC Holdings financial assets (cash, receivables, inventories, and short term investments) at September 30, 2003 were $11.8 million. Because AMERCO does not have any equity ownership in SAC Holdings (other than investments made by RepWest and Oxford in a SAC Holdings-controlled limited partnership which holds Canadian self-storage properties), these assets are not available to meet the obligations of AMERCO.

Credit Agreements

AMERCO’s operations were previously funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes and revolving lines of credit with domestic and foreign banks. To finance its fleet of trucks and trailers, U-Haul routinely entered into sale and leaseback transactions. As of September 30, 2003, AMERCO had $958.6 million in total notes and loans outstanding.

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

On October 15, 2002, AMERCO failed to make a $100 million principal payment due to the Series 1997-C Bond Backed Asset Trust. On that date, AMERCO also failed to pay a $26.5 million obligation to Citibank and Bank of America in connection with the BBATs. As a result of the foregoing, AMERCO is in default with respect to its other credit arrangements that contain cross-default provisions, including its Revolver in the amount of $205 million. In addition to the cross-default under the Revolver, AMERCO is also in default under that agreement as a result of its failure to obtain incremental net cash proceeds and/or availability from additional financings in the aggregate amount of at least $150 million prior to October 15, 2002. In addition, Amerco Real Estate Company has defaulted on a $100 million loan by failing to grant mortgages required by the loan agreement in a timely manner. The obligations of AMERCO currently in default (either directly or as a result of a cross-default) are approximately $1,121.1 million.

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

DIP Facility

The DIP Facility consists of a $300 million credit facility with an interest rate option of LIBOR plus 3.5% or the prime rate plus 1.0%. The DIP Facility will mature on the earlier of (i) 12 months following the Bankruptcy Court’s order approving the facility; (ii) ten days following the date of entry of an order confirming AMERCO’s plan of reorganization; and (iii) the conversion of the Chapter 11 case to a case under Chapter 7. In order to facilitate a drawing on the DIP Facility, Real Estate filed for Chapter 11. This filing was needed to facilitate granting security to the lending group in the real estate assets owned by Real Estate. The DIP Facility was approved by the Bankruptcy Court on September 26, 2003.

On August 14, 2003, the Bankruptcy Court approved the use of $51 million of DIP Facility proceeds to reduce the amount outstanding under the revolver.

The terms of the DIP Facility include covenants that require AMERCO to maintain agreed upon minimum levels of EBITDA, EBITDAR and fixed charge coverage ratios. The DIP Facility also contains a limitation on capital expenditures. All such financial covenants will be tested quarterly. Other customary covenants (both positive and negative) are included in the DIP Facility.

In addition, AMERCO has entered into a restructuring agreement with the revolver lenders and a Plan Support Agreement with the Official Committee of Unsecured Creditors. Amerco Real Estate Company has entered into a restructuring agreement with the holders of $100 million of its notes. Both agreements govern the consensual treatment of such creditors under AMERCO’s contemplated Plan of Reorganization and such creditors have agreed to support confirmation of the Plan.

SAC Holdings

SAC Holdings intends to meet its current debt obligations through cash flows, generated from its operating activities. SAC Holdings intends to continue to purchase storage properties during the next year using financing arrangements.

Consolidated Group

At September 30, 2003, total outstanding notes and mortgages payable for AMERCO and consolidated subsidiaries was $954.8 million compared to $954.9 million at March 31, 2003. The Company’s total of cash, cash equivalents and short-term investments was $151.6 million at September 30, 2003, compared to $66.8 million at March 31, 2003. At September 30, 2003, total outstanding notes and mortgages payable for SAC Holdings and consolidated subsidiaries, before inter-company eliminations were $981.5 million as compared to $983.2 million at March 31, 2003. SAC Holdings’ creditors have no recourse to AMERCO. AMERCO is not liable for the debts of SAC Holdings. Further, there are no cross default provisions on indebtedness between AMERCO and SAC Holdings.

Due to the defaults and various cross defaults, the consolidated group has notes, loans and lease obligations due in one year of $1.1 billion. The group also had accounts payable and accrued expenses of $370.9 million. Liquid assets for the group totaled $484.3 million. AMERCO is in the process of refinancing and restructuring its debt to meet its liquidity needs.

Cash Provided By Operating Activities

U-Haul Moving and Storage

Cash provided by operating activities was $92.7 million and $60.6 million for the six months ended September 30, 2003 and 2002, respectively.

Property and Casualty (RepWest)

Cash flows used by operating activities were $52.5 million and $49.9 million for the six months ended June 30, 2003 and 2002, respectively.

Life Insurance (Oxford)

Cash provided/(used) by operating activities was $2.5 million and ($28.7) million for the six months ended June 30, 2003 and 2002, respectively.

SAC Moving and Storage

SAC Holdings’ operations are funded by various mortgage loans and unsecured notes, with interest rates ranging from 5.0% to 13.0%. SAC Holdings’ does not utilize revolving lines of credit to finance its operations or acquisitions. Certain of SAC Holdings’ agreements contain restrictive covenants including coverage ratios and restrictions on incurring additional subsidiary indebtedness. At September 30, 2003, SAC Holdings was in compliance with all of these covenants.

Consolidated Group

Cash provided by operating activities was $128.5 million and $108.7 million for the six months ended September 30, 2003 and 2002, respectively.

On June 20, 2003 (the "Petition Date"), AMERCO filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court, District of Nevada (the "Bankruptcy Court") (Case No. 0352103). AMERCO will continue to manage its properties and operate its businesses as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. In general, as debtor-in-possession, AMERCO is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Specific information pertaining to the bankruptcy filing may be obtained from the website www.amerco.com . The Bankruptcy filing and the events of default on substantially all of the Company’s debt raises substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or the amount and classification of liability that might result from these uncertainties. The Company’s independent auditors qualified their opinion on the Company’s March 31, 2003 financial statements by including an explanatory paragraph in which they expressed substantial doubt about the Company’s ability to continue as a going concern.

At September 30, 2003, total outstanding notes and mortgages payable for AMERCO and wholly owned subsidiaries was $954.8 million compared to $954.9 million at March 31, 2003. At September 30, 2003, total outstanding notes and mortgages payable for SAC Holdings and consolidated subsidiaries was $981.5 million compared to $983.2 million at March 31, 2003. SAC Holdings’ securitized loan agreements have no guarantees, or triggers that could create a guarantee, from AMERCO. There are no cross default provisions on indebtedness between AMERCO and SAC Holdings.

On October 15, 2002, AMERCO failed to make a $100 million principal payment and a $3.6 million interest payment due to the Series 1997-C Bond Backed Asset Trust ("BBAT") holders. On that date, AMERCO also failed to pay a $26.5 million obligation, in the aggregate, to Citibank and Bank of America in connection with the BBATs. This expense was recognized in the third quarter of fiscal year 2003.

As a result of the foregoing, the AMERCO is in default with respect to its other credit arrangements that contain cross-default provisions, including its 3-Year Credit Agreement dated June 28, 2002 (the "Revolver") in the amount of $153.8 million. In addition to the cross-default under the Revolver, the Company is also in default under that agreement as a result of the Company’s failure to obtain incremental net cash proceeds and/or availability from additional financings in the aggregate amount of at least $150 million prior to October 15, 2002. In addition, Amerco Real Estate Company has defaulted on a $100 million loan by failing to grant mortgages required by the loan agreement in a timely manner. The obligations of the Company currently in default (either directly or as a result of a cross-default) are approximately $1,126.9 million.

AMERCO does not have any ownership interest in SAC Holdings or its subsidiaries, except for investments made by RepWest and Oxford in a SAC Holdings – controlled limited partnership which holds Canadian self-storage properties. The presentation of the consolidated statements has no bearing on the credit agreements or the operations of either AMERCO or SAC Holdings.

Due to the defaults that exist with respect to certain obligations of the Company it suspended the dividend payment to the holders of Series A 8 ½% preferred stock.

Disclosures About Contractual Obligations and Commercial Commitments

	Payments due by Period (as of September 30, 2003)

Financial Obligations	Total	Prior to 09-30-04	10-01-04 09-30-06	10-01-06 09-30-08	10-01-08 and thereafter

	(In thousands)
AMERCO’s notes and loans	$954,804	$954,804	$—	$—	$—
AMERCO’s operating leases	488,091	233,305	183,822	65,413	5,551
SAC Holdings’ financed lease obligations	122,238	122,238	—	—	—
SAC Holdings’ notes and loans	859,312	34,604	38,375	18,049	768,284

Elimination of SAC Holdings’ Obligations to AMERCO	(393,594)	—	(3,104)	—	(390,490)

Total Contractual Obligations	$2,030,851	$1,344,951	$219,093	$83,462	$383,345

As discussed above and in Part II, Item III "Defaults Upon Senior Securities", on October 15, 2002 we defaulted on our BBATs and related obligations. This default triggered cross-default provisions in most of AMERCO’s other debt agreements. As a result, approximately $1,121.2 million of AMERCO’s contractual obligations and commercial commitments listed below are classified as current.

(In millions)

Bank of Montreal synthetic lease	$149.0
Citibank synthetic lease	101.7
3yr Credit Agreement	153.8
Amerco Real Estate Notes	100.0
‘03 Notes	175.0
‘05 Notes	200.0
Medium Term Notes	109.5
BBAT	100.0
Bank of America Obligation (BBAT)	11.3
Citicorp Obligation (BBAT)	15.3
Bank of America Swap	2.1
JP Morgan Swap	3.5

$1,121.2

Risk Factors

AMERCO has filed for protection under Chapter 11 of the Bankruptcy Code

On June 20, 2003, AMERCO filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. AMERCO’s subsidiaries were not included in the initial filing. However, on August 13, 2003, Amerco Real Estate Company filed for protection under Chapter 11. AMERCO will continue to manage its properties and operate its businesses as "debtor-in-possession in" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. In order to exit Chapter 11 successfully, AMERCO will need to obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. Although AMERCO has filed a "full-value" plan of reorganization that provides creditors with a combination of cash and new debt securities equal to the full amount of their allowed claims as well as AMERCO’s emergence from bankruptcy as a going concern, there can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Court or that any such plan will be implemented successfully.

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

At this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization process on the Company’s business or when AMERCO may emerge from Chapter 11. The Company’s future results depend on the timely and successful confirmation and implementation of a plan of reorganization. The rights and claims of various creditors and security holders will be determined by the plan as well. Although AMERCO has filed and plans to consummate a "full value" plan of reorganization that provides creditors with a combination of cash and new debt securities equal to the full amount of their allowed claims and also preserves the value of AMERCO’s common and preferred stock, no assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of such securities and claims.

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

As of September 30, 2003, Edward J. Shoen, Chairman of the Board of Directors and President of AMERCO, James P. Shoen, a director of AMERCO, and Mark V. Shoen, an executive officer of AMERCO, collectively own 8,789,778 shares (approximately 43.1%) of the outstanding common shares of AMERCO. Accordingly, Edward J. Shoen, Mark V. Shoen and James P. Shoen will be in a position to continue to influence the election of the members of the Board of Directors and approval of significant transactions. In addition, 2,372,002 shares (approximately 11.7%) of the outstanding common shares of AMERCO, including shares allocated to employees and unallocated shares, are held by our Employee Savings and Employee Stock Ownership Trust.

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

Our property and casualty insurance business, RepWest, has experienced significant net losses totaling approximately $86.0 million for the three and one-half calendar years ended June 30, 2003. These losses are primarily attributable to business lines that were unprofitable as underwritten. To restore profitability in RepWest, we are exiting all non-U-Haul related lines and the exit may result in near term losses as these lines are eliminated. Although we believe the changes will have a positive impact on the financial position of RepWest, we cannot assure you that we will be successful in returning RepWest to sustained profitability. Our inability to sustain profitability could have a material adverse effect on our earnings and financial position.

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

At September 30, 2003, we held $393.6 million of mortgage loans and notes due from SAC Holdings. Although these assets have been eliminated in the consolidated financial statements, we have significant economic exposure to SAC Holdings. SAC Holdings is highly leveraged with total outstanding indebtedness and other obligations of $981.5 million at September 30, 2003. We hold various unsecured notes of SAC Holdings. If SAC Holdings are unable to meet their obligations to their senior lenders, it could trigger a default on their obligations to us. In such an event of default, we could suffer a significant loss to the extent the value of the underlying collateral on our loans to SAC Holdings is inadequate to repay SAC Holdings’ senior lenders and us. We cannot assure you that SAC Holdings will not default on their loans to their senior lenders or that the value of SAC Holdings’ assets upon liquidation would be sufficient to repay us in full.

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

We face risks related to an SEC investigation and securities litigation

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

We face risks related to a Department of Labor Investigation

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

On June 24, 2003, we received a letter from NASDAQ indicating that, in light of AMERCO’s recent Chapter 11 filing, a NASDAQ Listing Qualifications Panel (the "Panel") would consider such filing and associated concerns in rendering a determination regarding AMERCO’s listing status. NASDAQ has requested, and we have provided, information regarding the Chapter 11 filing and the anticipated effect of the filing on the shareholders of AMERCO. On September 12, 2003, AMERCO received a letter from Nasdaq indicating that the Panel has determined to continue the listing of AMERCO’s common stock on Nasdaq provided that: (1) on or before December 15, 2003, AMERCO receives approval of its bankruptcy disclosure statement; (2) on or before February 27, 2004, AMERCO submits documentation to Nasdaq evidencing that its plan of reorganization has been confirmed by the bankruptcy court; and (3) on or before March 15, 2004, AMERCO submits documentation to Nasdaq evidencing its emergence from bankruptcy. In addition to the foregoing, AMERCO must comply with all other requirements for continued listing on Nasdaq and must timely file all periodic reports with the SEC for all periods ending on or before June 30, 2004, without the benefit of any extensions provided pursuant to Exchange Act Rule 12b-25. Although we intend to take all actions available to maintain our Nasdaq listing, there can be no assurance that AMERCO will be able to do so.

Our preferred stock may be delisted from the New York Stock Exchange

The New York Stock Exchange has completed a review of the continued listing of the Series A 8 ½% preferred stock of AMERCO following its filing for protection under Chapter 11. According to NYSE, this assessment has shown that the Company is currently in compliance with all of the NYSE’s quantitative continued listing standards. The NYSE will continue to closely monitor events at the Company in connection with assessing the appropriateness of continued listing of the Company’s preferred stock. The NYSE has indicated that it will give consideration to immediate suspension of the Company’s preferred stock if authoritative advice is received that the Company’s securities, including the common stock, are without value, or if the Company subsequently falls below any of the NYSE’s quantitative continued listing standards. In addition, the NYSE noted that it may, at any time, suspend a security if it believes that continued dealings in the security on the NYSE are not advisable. Accordingly, there can be no assurance that the Company’s preferred stock will continue to be listed on NYSE.

RepWest has consented to an Order of Supervision issued by the Arizona Department of Insurance.

On May 20, 2003, RepWest consented to an Order of Supervision issued by the DOI. Pursuant to this Order and Arizona law, during the period of supervision, RepWest may not engage in certain activities without the prior approval of the DOI.

If RepWest fails to satisfy the concerns of the DOI, the DOI may take further action, including, but not limited to, commencing a conservatorship.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosure About Market Risk, in AMERCO’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

Item 4 . Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

During the period covered by this report we made a change in our internal control over financial reporting which may materially affect or is reasonably likely to materially affect our internal control over financial reporting. We have implemented an accelerated month end closing process which will decrease the closing period by approximately 15 days. This will provide additional time for management review and preparation of the quarterly and annual SEC filings.

PART II. OTHER INFORMATION

Item 1 . Legal Proceedings

On July 20, 2000, Charles Kocher ("Kocher") filed suit in Wetzel County, West Virginia, Civil Action No. 00-C-51-K, entitled Charles Kocher v. Oxford Life Insurance Co. ("Oxford") seeking compensatory and punitive damages for breach of contract, bad faith and unfair claims settlement practices arising from an alleged failure of Oxford to properly and timely pay a claim under a disability and dismemberment policy. On March 22, 2002, the jury returned a verdict of $5 million in compensatory damages and $34 million in punitive damages. On November 5, 2002, the trial court entered an Order ("Order") affirming the $39 million jury verdict and denying Oxford’s motion for New Trial Or, in The Alternative, Remittitur. Oxford has perfected its appeal to the West Virginia Supreme Court. Oral argument on the appeal petition occurred on September 9, 2003. On September 10, 2003, the West Virginia Supreme Court granted in part, Oxford’s petition and on October 31, 2003 Oxford filed it’s opening brief. Management does not believe that the Order is sustainable and expects the Order to be overturned by the West Virginia Supreme Court, in part because the jury award has no reasonable nexus to the actual harm suffered by Kocher. The Company has accrued $725,000, which represents management’s best estimate of the costs associated with legal fees to appeal and re-try the case and the company’s uninsured exposure to an unfavorable outcome.

As previously discussed, on June 20, 2003, AMERCO filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. As debtor-in-possession, AMERCO is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As of the Petition Date, virtually all pending litigation against AMERCO is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against AMERCO. The automatic stay, however, does not apply to AMERCO’s subsidiaries, other than Amerco Real Estate Company, which filed for protection under Chapter 11, on August 13, 2003. On October 6, 2003, AMERCO filed its Plan of Reorganization and Disclosure Statement with the Bankruptcy Court. A Bankruptcy Court hearing on the accuracy of the Disclosure Statement is scheduled for November 18, 2003. A hearing on confirmation of the Plan of Reorganization is scheduled for January 12, 2004.

The Securities and Exchange Commission ("SEC") has issued a formal order of investigation to determine whether the Company has violated the Federal securities laws. On January 7, 2003, the Company received the first of four subpoenas issued by the SEC. SAC Holdings, the Company’s current and former auditors, and others have also received one or more subpoenas relating to this matter. The Company is cooperating fully with the SEC and is facilitating the expeditious review of its financial statements and any other issues that may arise. The Company has produced a large volume of documents and other materials in response to the subpoenas, and the Company is continuing to assemble and produce additional documents and materials for the SEC. Although the Company has fully cooperated with the SEC in this matter and intends to continue to fully cooperate, the SEC may determine that the Company has violated Federal securities laws. We cannot predict when this investigation will be completed or its outcome. If the SEC makes a determination that we have violated Federal securities laws, we may face sanctions, including, but not limited to, significant monetary penalties and injunctive relief.

The United States Department of Labor ("DOL") is presently investigating whether there were violations of the Employee Retirement Income Security Act of 1974 ("ERISA") involving the AMERCO Employee Savings, Profit Sharing, and Employee Stock Ownership Plan (the "Plan"). The DOL has interviewed a number of Company representatives as well as the Plan fiduciaries and has issued a subpoena to the Company and a subpoena to SAC Holdings. One of the issues raised by the DOL relates to the release of shares from the Plan’s loan suspense account. The DOL has challenged the accuracy of the share release and has rejected the Company’s position that the incorrect release of shares from the loan suspense account is de minimis. The Company is in the process of working with the DOL in order to resolve this particular issue. At the present time, the Company is unable to determine whether the DOL will assert any other claims against the Company, SAC Holdings, or the Plan fiduciaries. The DOL has asked AMERCO and its current directors as well as the Plan Trustees to sign an agreement tolling the statute of limitations with respect to any claims arising out of certain transactions between AMERCO or any affiliate of AMERCO and SAC Holdings or any of its affiliates and such persons have done so. The DOL recently asked such parties to extend the tolling agreement and they have done so. The DOL has not advised the Company that it believes that any other violations of ERISA have in fact occurred. Instead, the DOL is simply investigating potential violations. The Company intends to vigorously defend its position. The Company also intends to take any corrective action that may be needed in light of the DOL’s ultimate findings . Although the Company has fully cooperated with the DOL in this matter and intends to continue to fully cooperate, the DOL may determine that the Company has violated ERISA. In that event, the Company may face sanctions, including, but not limited to, significant monetary penalties and injunctive relief.

Item 3. Defaults Upon Senior Securities

(a)  On October 15, 2002, AMERCO failed to make a $100 million principal payment and a $3.6 million interest payment due to the Series 1997-C Bond Backed Asset Trust. On that date, AMERCO also failed to pay $26.6 million in the aggregate to Citibank and Bank of America in connection with the early extinguishment of the Series 1997-C bonds. As a result of the foregoing, AMERCO is in default with respect to the other contractual obligations and commercial commitments listed below, which contain cross-default provisions, including its 3-Year Credit Agreement dated June 28, 2002 (the "Revolver"). In addition to the cross-default under the Revolver, AMERCO is also in default under that agreement as a result of its failure to obtain incremental net cash proceeds and/or availability from additional financings in an aggregate amount of at least $150.0 million prior to October 15, 2002. In addition, Amerco Real Estate Company has defaulted on a $100 million loan by failing to grant mortgages required by the loan agreement in a timely manner. The total amount of indebtedness currently in default (either directly or as a result of a cross-default) is approximately $1,121.2 million.

(In millions)
Bank of Montreal synthetic lease	$149.0
Citibank synthetic lease	101.7
3yr Credit Agreement	153.8
Amerco Real Estate Notes	100.0
'03 Notes	175.0
'05 Notes	200.0
Medium Term Notes	109.5
BBAT	100.0
Bank of America Obligation (BBAT)	11.3
Citicorp Obligation (BBAT)	15.3
Bank of America Swap	2.1
JP Morgan Swap	3.5

$1,121.2

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

Item 5. Other Information

  For inclusion in the proxy statement and form of proxy relating to the 2004 Annual Meeting of Stockholders, a proposal intended for presentation at that meeting must be submitted in accordance with the applicable rules of the Securities and Exchange Commission and received by the Secretary of AMERCO, c/o U-Haul International, Inc., 2721 North Central Avenue, Phoenix, Arizona 85004, on or before March 25, 2004. Proposals to be presented at the 2004 Annual Meeting of Stockholders that are not intended for inclusion in the proxy statement and form of proxy must be submitted by that date and in accordance with the applicable provisions of the Company’s By-Laws, a copy of which is available upon written request, delivered to the Secretary of AMERCO at the address in the preceding sentence. The Company suggests that proponents submit their proposals to the Secretary of AMERCO by Certified Mail-Return Receipt Requested.