Form 10-Q
period 2003-12-31
AMERCO /NV/; U HAUL INTERNATIONAL INC
filed 2004-02-17
CIK 4457, 4458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2003

or

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

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☑          No ☐

        20,625,766 shares of AMERCO Common Stock, $0.25 par value were outstanding at February 13, 2004.

       5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at February 13, 2004.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
	a)	Condensed Consolidated Balance Sheets as of December 31, 2003 (unaudited) and March 31, 2003	2
	b)	Condensed Consolidated Statements of Operations for the Quarters ended December 31, 2003 and 2002 (unaudited)	3
	c)	Condensed Consolidated Statements of Operations for the Nine months ended December 31, 2003 and 2002 (unaudited)	4
	d)	Condensed Consolidated Statements of Comprehensive Income for the Quarters ended December 31, 2003 and 2002 (unaudited)	5
	e)	Condensed Consolidated Statements of Comprehensive Income for the Nine months ended December 31, 2003 and 2002 (unaudited)	6
	f)	Condensed Consolidated Statements of Cash Flows for the Nine months ended December 31, 2003 and 2002 (unaudited)	7
	g)	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk		45
Item 4.	Controls and Procedures		45
PART II OTHER INFORMATION
Item 1.	Legal Proceedings		45
Item 2	Not applicable
Item 3.	Defaults Upon Senior Securities		46
Item 4.	Submission of Matters to a Vote of Security Holders		47
Item 5	Other Information		47
Item 6.	Exhibits and Reports on Form 8-K		48

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2003	2003

	(Unaudited)

	(In thousands)
ASSETS
Assets:
Cash and cash equivalents	$136,866	$66,834
Trade receivables, net	239,378	255,796
Notes and mortgage receivables, net	17,129	10,809
Inventories, net	55,230	53,270
Prepaid expenses	17,487	21,846
Investments, fixed maturities	763,673	860,600
Investments, other	474,978	389,252
Deferred policy acquisition costs, net	86,603	105,100
Deferred income taxes	—	32,242
Other assets	98,430	63,600

	1,889,774	1,859,349
Property, plant, and equipment, at cost:
Land	159,508	157,987
Buildings and improvements	751,877	747,853
Furniture and equipment	293,173	291,383
Rental trailers and other rental equipment	156,237	149,707
Rental trucks	1,208,303	1,140,294
SAC Holdings — Property, plant and equipment(1)	733,215	757,292

	3,302,313	3,244,516
Less: Accumulated depreciation	1,385,632	1,298,199

Total property, plant and equipment	1,916,681	1,946,317

Total Assets	$3,806,455	$3,805,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payables and accrued expenses	$359,186	$387,017
AMERCO’s notes and loans payable	85,380	954,856
SAC Holdings’ notes and loans payable	586,558	589,019
Policy benefits and losses, claims and loss expenses payable	836,221	836,632
Liabilities from investment contracts	603,992	639,998
Other policyholders’ funds and liabilities	45,523	30,309
Deferred income	11,042	40,387
Deferred income taxes	1,345	—
Liabilities subject to compromise	875,372	—

Total Liabilities	3,404,619	3,478,218
Stockholders’ equity:
Series preferred stock:
Series A preferred stock	—	—
Series B preferred stock	—	—
Series A common stock	1,441	1,441
Common stock	9,122	9,122
Additional paid in-capital	235,784	235,784
Additional paid-in-capital — SAC	3,199	3,199
Accumulated other comprehensive (loss)	(25,801)	(54,278)
Accumulated other comprehensive income/(loss) — SAC Holdings	3,598	(1,487)
Retained earnings, AMERCO	658,054	611,872
Retained earnings, SAC	(49,461)	(43,650)
Cost of common shares in treasury, net	(421,378)	(421,378)
Unearned ESOP shares	(12,722)	(13,177)

Total stockholders’ equity	401,836	327,448

Total Liabilities and Stockholders’ Equity	$3,806,455	$3,805,666

(1)	SAC Holdings property, plant and equipment totaled $991.5 million and $1,015.5 million before eliminations, inter-company eliminations were $258.2 million and $258.2 million at December 31, 2003 and March 31, 2003 respectively.

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended

	December 31,	December 31,
	2003	2002

		(Restated)

	(In thousands, except share data)

	(Unaudited)
Revenues:
Rental Revenue	$386,497	$335,760
Net sales	47,171	45,074
Premiums	56,088	80,115
Net investment and interest income	12,827	6,274

Total revenues	502,583	467,223
Costs and expenses:
Operating expenses	311,979	286,758
Commission expenses	31,136	32,224
Cost of sales	23,907	22,422
Benefits and losses	50,956	59,709
Amortization of deferred acquisition costs	11,027	6,253
Lease expense	36,214	33,265
Depreciation, net	38,394	33,314

Total costs and expenses	503,613	473,945

Loss from operations	(1,030)	(6,722)
Interest Expense	31,168	31,419
Fees on early extinguishment of BBAT’s	—	26,551

Pretax loss	(32,198)	(64,692)
Income tax benefit	10,531	18,909

Net loss	(21,667)	(45,783)

Less: Preferred stock dividends	3,241	3,241

Earnings/(loss) available to common shareholders	$(24,908)	$(49,024)

Basic and diluted loss per common share	$(1.24)	$(2.45)*

Weighted average common shares outstanding: Basic and diluted	20,099,875	20,022,629 *

*	2002 amounts revised to reflect the corrected number of weighted average common shares outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended

	December 31,	December 31,
	2003	2002

		(Restated)

	(In thousands, except share data)

	(Unaudited)
Revenues:
Rental revenue	$1,304,470	$1,233,043
Net sales	182,048	175,709
Premiums	188,024	243,131
Net investment and interest income	35,614	31,508

Total revenues	1,710,156	1,683,391
Costs and expenses:
Operating expenses	909,380	900,655
Commission expenses	116,132	122,441
Cost of sales	87,023	87,484
Benefits and losses	169,801	200,142
Amortization of deferred acquisition costs	28,886	27,895
Lease expense	112,058	122,628
Depreciation, net	113,356	102,402

Total costs and expenses	1,536,636	1,563,647

Earnings from operations	173,520	119,744
Interest Expense	92,839	86,306
Fees on early termination of BBAT’s	—	26,551

Pretax earnings	80,681	6,887
Income tax expense	30,587	6,763

Net earnings	50,094	124

Less: Preferred stock dividends	9,723	9,723

Earnings/(loss) available to common shareholders	$40,371	$(9,599)

Basic and diluted earnings/(loss) per common share	$2.01	$(0.48)*

Weighted average common shares outstanding: Basic and diluted	20,082,632	20,005,502 *

*	2002 amounts revised to reflect the corrected number of weighted average common shares outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Quarter Ended

	December 31,	December 31,
	2003	2002

		(Restated)

	(In thousands)

	(Unaudited)
Comprehensive income:
Net earnings/(loss)	$(21,667)	$(45,783)
Changes in other comprehensive income:
Foreign currency translation	9,700	(970)
Unrealized gain/(loss) on investments	(3,373)	18,696

Total comprehensive income/(loss)	$(15,340)	$(28,057)

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Nine Months Ended

	December 31,	December 31,
	2003	2002

		(Restated)

	(In thousands)

	(Unaudited)
Comprehensive income:
Net earnings	$50,094	$124
Changes in other comprehensive income:
Foreign currency translation	11,074	(3,647)
Unrealized gain on investments	22,488	13,675

Total comprehensive income/(loss)	$83,656	$10,152

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31,

	2003	2002

		(Restated)

	(In thousands)

	(Unaudited)
Net cash provided by operating activities	$151,201	$147,742
Cash flows from investing activities:
Purchases of investments:
Property, plant and equipment	(147,344)	(196,252)
Fixed maturities	(50,662)	(248,121)
Other asset investments	(78,142)	(52,988)
Proceeds from sale of investments:
Property, plant and equipment	30,470	74,262
Fixed maturities	171,405	291,328
Other asset investments	28,737	6,144

Net cash used by investing activities	(45,536)	(125,627)
Cash flows from financing activities:
Net change in short-term borrowings	5,649	—
Proceeds from notes	50,000	130,981
Leverage Employee Stock Ownership Plan:
Purchase of shares	—	—
Repayments from loan	455	975
Principal payments on notes	(55,716)	(205,364)
Preferred stock dividends paid	—	(6,482)
Treasury stock acquisitions, net	—	(1,407)
Investment contract deposits	43,020	137,488
Investment contract withdrawals	(79,041)	(74,047)

Net cash used by financing activities	(35,633)	(17,856)

Increase in cash equivalents	70,032	4,259
Cash and cash equivalents at the beginning of period	66,834	47,651

Cash and cash equivalents at the end of period	$136,866	$51,910

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, December 31, 2002 and March 31, 2003
(Unaudited)

1.	Proceedings under Chapter 11 of the Bankruptcy Code

      On June 20, 2003, AMERCO (the “Debtor”) filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Nevada. On August 13, 2003, the company’s wholly owned subsidiary, Amerco Real Estate Company, filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Nevada. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as debtor-in-possession. These claims are reflected in the December 31, 2003, balance sheet as “liabilities subject to compromise.” Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor’s assets (“secured claims”) also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens of the Debtor’s property, plant and equipment.

      On October 6, 2003, AMERCO filed its Plan of Reorganization and Disclosure Statement with the Bankruptcy Court. On November 26, 2003, AMERCO filed an Amended Plan of Reorganization (the “Plan”). On December 12, 2003, the Bankruptcy Court approved AMERCO’s Disclosure Statement. On February 2, 2004, the Bankruptcy Court confirmed the Plan contingent upon completion of documentation and agreements acceptable to the involved parties and the submission of proposed findings of fact and conclusions of law and a confirmation order acceptable to all involved parties. AMERCO expects that by fiscal year end (i) it will satisfy the above contingencies and (ii) the Bankruptcy Court will execute a confirmation order. The confirmation order will become final if it is not appealed within ten days after entry and AMERCO intends to proceed to implement the Plan and emerge from bankruptcy as soon as possible thereafter.

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

      The condensed consolidated balance sheet as of December 31, 2003 and the related condensed consolidated statements of operations, comprehensive income, and cash flow for the quarters ended December 31, 2003 and 2002 are unaudited. In our opinion, all adjustments necessary for a fair presentation of such condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

      The operating results and financial position of RepWest and Oxford have been consolidated on the basis of a calendar year and, accordingly, results from operations for RepWest and Oxford are for the quarter and nine months ended September 30, 2003 and 2002.

Going Concern Basis

      On June 20, 2003 (the “Petition Date”), AMERCO filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court, District of Nevada (the “Bankruptcy Court”) (Case No. 0352103). AMERCO is continuing to manage its properties and operate its businesses as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. In general, as debtor-in-possession, AMERCO is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Specific information pertaining to the bankruptcy filing may be obtained from the website www.amerco.com. The Company’s independent auditors qualified their opinion on the Company’s March 31, 2003 financial statements by including an explanatory paragraph in which they expressed substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or the amount and classification of liabilities that might result from these uncertainties.

     Restatement and Reclassifications

      In connection with the audit of the Company’s financial statements for the year ended March 31, 2003, it was determined that there was a need for the Company to record adjustments that resulted in the restatement of the Company’s financial statements, including financial statements for the quarter ended December 31, 2002. The condensed consolidated statement of operations, comprehensive income and cash flow for the quarter ended December 31, 2002 contained in this report have been restated. Loss for the three months ended December 31, 2002 as originally reported was $32.3 million, or $1.73 per basic and diluted share. Restated loss for this period were $45.8 million and $2.45 per basic and diluted share. Net earnings for the nine months

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended December 31, 2002 as originally reported was $48.8 million, or $1.88 per basic and diluted share. Net earnings (loss) for this period as restated was $0.1 million and ($0.48) per basic and diluted share. The major components of the restatement were related to an adjustment to accrue for fully-developed actuarial estimates of the Company’s insurance reserves and to recognize equity-method losses relating to the Company’s investments in Private Mini Storage Realty, L.P. For a detailed discussion of the adjustments to our financial statements for the fiscal years ended March 31, 2002 and 2001, see footnote 2 to consolidated financial statements contained in our Annual Report on Form 10-K.

      Certain balances as of March 31, 2003 have been reclassified in the accompanying condensed consolidated financial statements to conform with the current year presentation. These reclassifications had no effect on previously reported net income or stockholders’ equity.

Property, Plant and Equipment

      During fiscal year 2004 U-Haul decreased the estimated useful lives of pick-up trucks and vans. The effect of this change decreased net earnings for the nine-month period and three-month period ended December 31, 2003 by approximately $4,875,000 ($0.24 per share) and $2,600,000 ($0.13 per share), respectively, net of income tax benefit. The adjustment reflects management’s best estimate, based on information available, of the estimated useful lives of these pick-ups and vans.

3.     Investments held by AMERCO’s Insurance Subsidiaries

      A comparison of amortized cost to estimated market value for fixed maturities is as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
September 30, 2003	Cost	Gains	(Losses)	Value

	(In thousands)
Available-for-Sale:
Corporate securities	$535,280	$35,823	$(14,456)	$556,647
U.S. government agency mortgage-backed securities	10,148	316	(26)	10,438
Mortgage-backed securities	79,912	2,548	(2,960)	79,500
U.S. Treasury and government agency securities	29,626	2,674	(14)	32,286
Municipal securities	3,224	135	—	3,359

Subtotal	658,190	41,496	(17,456)	682,230
Common Stock	5,892	1,245	(2,263)	4,874
Redeemable preferred stocks	67,371	1,299	(151)	68,519

	731,453	44,040	(19,870)	755,623

Held-to-Maturity:
U.S. government agency mortgage-backed securities	531	164	—	695
Mortgage-backed securities	7,519	151	(2)	7,668

	8,050	315	(2)	8,363

Total	$739,503	$44,355	$(19,872)	$763,986

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Contingent Liabilities and Commitments

      Following is a summary of lease commitments:

Lease
Twelve Months Ending December 31	Commitments

(In thousands)
2004	$377,673
2005	90,160
2006	79,047
2007	41,537
2008	12,427
Thereafter	4,060

$604,904

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

      On July 20, 2000, Charles Kocher (“Kocher”) filed suit in Wetzel County, West Virginia, Civil Action No. 00-C-51-K, entitled Charles Kocher v. Oxford Life Insurance Co. (“Oxford”) seeking compensatory and punitive damages for breach of contract, bad faith and unfair claims settlement practices arising from an alleged failure of Oxford to properly and timely pay a claim under a disability and dismemberment policy. On March 22, 2002, the jury returned a verdict of $5 million in compensatory damages and $34 million in punitive

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

damages. On November 5, 2002, the trial court entered an Order (“Order”) affirming the $39 million jury verdict and denying Oxford’s motion for New Trial Or, in The Alternative, Remittitur. On January 27, 2004, the matter was argued before the West Virginia Supreme Court and taken under advisement. Management does not believe that the Order is sustainable and expects the Order to be overturned by the West Virginia Supreme Court, in part because the jury award has no reasonable nexus to the actual harm suffered by Kocher. The Company has accrued $725,000, which represents management’s best estimate of the costs associated with legal fees to appeal and re-try the case.

      As previously discussed, on June 20, 2003, AMERCO filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. As debtor-in-possession, AMERCO is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As of the Petition Date, virtually all pending litigation against AMERCO is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against AMERCO. The automatic stay, however, does not apply to AMERCO’s subsidiaries, other than Amerco Real Estate Company, which filed for protection under Chapter 11, on August 13, 2003. On October 6, 2003, AMERCO filed its Plan of Reorganization and Disclosure Statement with the Bankruptcy Court. On November 26, 2003, AMERCO filed an Amended Plan of Reorganization (the “Plan”). On December 12, 2003, the Bankruptcy Court approved AMERCO’s Disclosure Statement. On February 2, 2004, the Bankruptcy Court confirmed the Plan contingent upon completion of documentation and agreements acceptable to the involved parties and the submission of proposed findings of fact and conclusions of law and a confirmation order acceptable to all involved parties. AMERCO expects by fiscal year end (i) that it will satisfy the above contingencies and (ii) that the Bankruptcy Court will execute a confirmation order. The confirmation order will become final if it is not appealed within ten days after entry and AMERCO intends to proceed to implement the Plan and emerge from bankruptcy as soon as possible thereafter.

      On September 24, 2002, Paul F. Shoen filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Paul F. Shoen vs. SAC Holding Corporation et al, CV02-05602, seeking damages and equitable relief on behalf of AMERCO from SAC Holdings and certain current and former members of the AMERCO Board of Directors, including Edward J. Shoen, Mark V. Shoen and James P. Shoen. AMERCO is named a nominal defendant for purposes of the derivative action. The complaint alleges breach of fiduciary duty, self-dealing, usurpation of corporate opportunities, wrongful interference with prospective economic advantage and unjust enrichment and seeks the unwinding of sales of self-storage properties by subsidiaries of AMERCO to SAC Holdings over the last several years. The complaint seeks a declaration that such transfers are void as well as unspecified damages. On October 28, 2002, AMERCO, the Shoen directors, the non-Shoen directors and SAC Holdings filed Motions to Dismiss the complaint. In addition, on October 28, 2002, Ron Belec filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Ron Belec vs. William E. Carty, et al, CV 02-06331 and on January 16, 2003, M.S. Management Company, Inc. filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned M.S. Management Company, Inc. vs. William E. Carty, et. al, CV 03-00386. Two additional derivative suits were also filed against these parties. These additional suits are substantially similar to the Paul F. Shoen derivative action. The five suits assert virtually identical claims. In fact, three of the five plaintiffs are parties who are working closely together and chose to file the same claims multiple times. The court consolidated all five complaints before dismissing them on May 8, 2003. Plaintiffs have filed a notice of appeal. These lawsuits falsely alleged that the AMERCO Board lacked independence. In reaching his decision to dismiss these claims, the court determined that the AMERCO Board of Directors had the requisite level of independence required in order to have these claims resolved by the Board. These cases are stayed pending AMERCO’s emergence from bankruptcy.

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Securities and Exchange Commission (“SEC”) has issued a formal order of investigation to determine whether the Company has violated the Federal securities laws. On January 7, 2003, the Company received the first of several subpoenas issued by the SEC to the Company. SAC Holdings, the Company’s current and former auditors, and others have also received one or more subpoenas relating to this matter. The Company is cooperating fully with the SEC and is facilitating the expeditious review of its financial statements and any other issues that may arise. The Company has produced a large volume of documents and other materials in response to the subpoenas, and the Company is continuing to assemble and produce additional documents and materials for the SEC. Although the Company has fully cooperated with the SEC in this matter and intends to continue to fully cooperate, the SEC may determine that the Company has violated Federal securities laws. We cannot predict when this investigation will be completed or its outcome. If the SEC makes a determination that we have violated Federal securities laws, we may face sanctions, including, but not limited to, significant monetary penalties and injunctive relief.

      AMERCO is a defendant in four putative class action lawsuits. Article Four Trust v. AMERCO, et al., District of Nevada, United States District Court, Case No. CV-N-03-0050-DWH-VPC. Article Four Trust, a purported AMERCO shareholder, commenced this action on January 28, 2003 on behalf of all persons and entities who purchased or acquired AMERCO securities between February 12, 1998 and September 26, 2002. The Article Four Trust action alleges one claim for violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder. Mates v. AMERCO, et al., United States District Court, District of Nevada, Case No. CV-N-03-0107. Maxine Mates, an AMERCO shareholder, commenced this putative class action on behalf of all persons and entities who purchased or acquired AMERCO securities between February 12, 1998 and September 26, 2002. The Mates action asserts claims under section 10(b) and Rule 10b-5, and section 20(a) of the Securities Exchange Act. Klug v. AMERCO, et al., United States District Court of Nevada, Case No. CV-S-03-0380. Edward Klug, an AMERCO shareholder, commenced this putative class action on behalf of all persons and entities who purchased or acquired AMERCO securities between February 12, 1998 and September 26, 2002. The Klug action asserts claims under section 10(b) and Rule 10b-5 and section 20(a) of the Securities Exchange Act. IG Holdings v. AMERCO, et al., United States District Court, District of Nevada, Case No. CV-N-03-0199. IG Holdings, an AMERCO bondholder, commenced this putative class action on behalf of all persons and entities who purchased, acquired, or traded AMERCO bonds between February 12, 1998 and September 26, 2002, alleging claims under section 11 and section 12 of the Securities Act of 1933 and section 10(b) and Rule 10b-5, and section 20(a) of the Securities Exchange Act. Each of these four securities class actions allege that AMERCO engaged in transactions with SAC entities that falsely improved AMERCO’s financial statements, and that AMERCO failed to disclose the transactions properly. The actions are at a very early stage and have recently been consolidated. As to AMERCO, the actions are stayed pending AMERCO’s emergence from bankruptcy. In addition, by agreement of the parties, AMERCO’s directors who are also named in the lawsuits have an extension to file their responses to the complaints. Management intends to defend these cases vigorously.

      The United States Department of Labor (“DOL”) is presently investigating whether there were violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) involving the AMERCO Employee Savings, Profit Sharing, and Employee Stock Ownership Plan (the “Plan”). The DOL has interviewed a number of Company representatives as well as the Plan fiduciaries and has issued a subpoena to the Company and a subpoena to SAC Holdings. One of the issues raised by the DOL relates to the release of shares from the Plan’s loan suspense account. The Company believes that it has resolved this particular issue by contributing additional shares. At the present time, the Company is unable to determine whether the DOL will assert any other claims against the Company, SAC Holdings, or the Plan fiduciaries. The DOL has asked AMERCO and its current directors as well as the Plan Trustees to sign an agreement tolling the statute of limitations with respect to any claims arising out of certain transactions between AMERCO or any affiliate of AMERCO and SAC Holdings or any of its affiliates and such persons have done so. The DOL recently asked

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such parties to extend the tolling agreement and they have done so. The DOL has not advised the Company that it believes that any other violations of ERISA have in fact occurred. Instead, the DOL is simply investigating potential violations. The Company intends to defend its position. The Company also intends to take any corrective action that may be needed in light of the DOL’s ultimate findings. Although the Company has fully cooperated with the DOL in this matter and intends to continue to fully cooperate, the DOL may determine that the Company has violated ERISA. In that event, the Company may face sanctions, including, but not limited to, significant monetary penalties and injunctive relief.

5.     New Accounting Standards

      Statement of Financial Accounting Standards (“SFAS”) No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations, requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded at present value and accreted over the life of the asset and depreciated over the remaining life of the long-lived asset. SFAS 143 defines a legal obligation as one that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after September 15, 2002. We adopted this statement effective April 1, 2003, and it did not affect our consolidated financial position or results of operations.

      In April 2002, the FASB adopted SFAS No. 145 (“SFAS 145”), Rescission of No. 4, (Reporting Gains and Losses from Extinguishment of Debt), No. 44 (Accounting for Intangible Assets of Motor Carriers), No. 64, (Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements), Amendment of FASB Statement No. 13 (Accounting for Leases) and Technical Corrections. This statement eliminates the requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modification of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other non-substantive corrections to authoritative accounting literature. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002. We previously reclassified all extraordinary loss on debt extinguishment to interest expense. The changes related to lease accounting will be effective for transactions occurring after May 15, 2002. We adopted the lease accounting provisions effective May 16, 2002 and it did not affect our consolidated financial position or results of operations.

      In September 2002, the FASB issued Statement of Financial Accounting Standards No. 146, (“SFAS 146”) Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We adopted the Statement effective January 1, 2003 and it did not affect our consolidated financial position or results of operations.

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which was superseded. As a result of FIN 45, the Company has recorded a $125 million liability at March 31, 2003 and December 31, 2003, which is management’s estimate of the liability associated with the guarantee of the indebtedness of an affiliate of Private Mini Storage Realty, L. P. which was entered into in February 2003.

      In December 2002, the FASB issued Statement of Financial Accounting Standards 148 (“SFAS 148”), “Accounting for Stock-Based Compensation -Transition and Disclosure”, which amends Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirement of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We have adopted this statement and it had no impact on the Company’s consolidated balance sheet or results of operations.

      In April 2003, the FASB issued Statement of Financial Accounting Standards 149, (“SFAS 149”) “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying derivative to conform it to the language used in FIN 45, and (4) amends certain other existing pronouncements. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company does not believe the adoption of SFAS No. 149 will have a material impact on the Company’s financial position, results of operations or cash flows.

      In May 2003, the FASB issued SFAS 150 (“SFAS 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003; including all financial instruments created or modified after May 31, 2003. SFAS 150 currently has no impact on the Company.

      In January 2003, the FASB issued Interpretation Number 46, Consolidation of Variable Interest Entities (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires that variable interest entities be consolidated by a company if that company absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding a variable interest. In December 2003, the FASB issued FIN 46R, which reflected certain amendments to the standard. The provisions of FIN 46, as revised, are effective for the first interim or annual period ending after March 15, 2004 when certain conditions are met by a variable interest entity. At this time an evaluation is being conducted to determine whether the adoption of FIN 46 will require that we consolidate SAC Holdings’ investment in Private Mini.

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Consolidating balance sheets by industry segment as of December 31, 2003 are as follows:

		U-Haul
Balance Sheet,		Moving and		Property and
December 31,		Storage		Casualty	Life			AMERCO
2003	AMERCO	Operations	Real Estate	Insurance(a)	Insurance(a)	Eliminations		Consolidated

	(In thousands)
Assets:
Cash and cash equivalents	$92,252	$35,437	$346	$(4,532)	$9,286	$—		$132,789
Trade receivables, net	—	17,078	14,248	216,227	22,540	—		270,093
Notes and mortgage receivables, net	—	47,825	4,853	—	—	—		52,678
Inventories, net	—	50,479	1	—	—	—		50,480
Prepaid expenses	2,339	16,458	12	—	—	—		18,809
Investments, fixed maturities	—	—	—	180,396	588,316	—		768,712
Investments, other	135,000	164,553	228,203	152,931	253,648	(50,027	)(d)	884,308
Deferred policy acquisition costs, net	—	—	—	6,459	80,144	—		86,603
Other assets	470,887	273,370	2,914	117,405	1,399	(793,968	)(d)	72,007

	700,478	605,200	250,577	668,886	955,333	(843,995)		2,336,479
Investment in Subsidiaries	1,139,016	—	—	—	—	(1,139,016	)(c)	—
Investment in SAC	(42,664)	—	—	—	—	—		(42,664)

Total Investment in Subsidiaries	1,096,352	—	—	—	—	(1,139,016)		(42,664)
Property, plant, and equipment, at cost:
Land	—	20,690	138,818	—	—	—		159,508
Buildings and improvements	—	148,727	603,150	—	—	—		751,877
Furniture and equipment	460	274,632	18,081	—	—	—		293,173
Rental trailers and other rental equipment	—	156,237	—	—	—	—		156,237
Rental trucks	—	1,208,303	—	—	—	—		1,208,303
SAC Holdings — Property, plant and equipment(b)	—	—	—	—	—	—		—

	460	1,808,589	760,049	—	—	—		2,569,098
Less: Accumulated depreciation	325	1,054,834	263,658	—	—	—		1,318,817

Total property, plant and equipment	135	753,755	496,391	—	—	—		1,250,281

Total Assets	$1,796,965	$1,358,955	$746,968	$668,886	$955,333	$(1,983,011)		$3,544,096

[Additional columns below]

[Continued from above table, first column(s) repeated]

Balance Sheet,	SAC Moving
December 31,	and Storage			Total
2003	Operations	Eliminations		Consolidated

	(In thousands)
Assets:
Cash and cash equivalents	$4,077	$—		$136,866
Trade receivables, net	—	(30,715	)(d)	239,378
Notes and mortgage receivables, net	—	(35,549	)(d)	17,129
Inventories, net	4,750	—		55,230
Prepaid expenses	1,411	(2,733	)(d)	17,487
Investments, fixed maturities	—	(5,039	)(d)	763,673
Investments, other	1,701	(411,031	)(d)	474,978
Deferred policy acquisition costs, net	—	—		86,603
Other assets	55,931	(29,508)		98,430

	67,870	(514,575	)(c)	1,889,774
Investment in Subsidiaries	—	—		—
Investment in SAC	—	42,664	(c)	—

Total Investment in Subsidiaries	—	42,664		—
Property, plant, and equipment, at cost:
Land	—	—		159,508
Buildings and improvements	—	—		751,877
Furniture and equipment	—	—		293,173
Rental trailers and other rental equipment	—	—		156,237
Rental trucks	—	—		1,208,303
SAC Holdings — Property, plant and equipment(b)	991,486	(258,271	)(h)	733,215

	991,486	(258,271)		3,302,313
Less: Accumulated depreciation	74,877	(8,062)		1,385,632

Total property, plant and equipment	916,609	(250,209)		1,916,681

Total Assets	$984,479	$(722,120)		$3,806,455

(a)	Balances as of September 30, 2003

(b)	Included in this caption is land of $260,496, buildings and improvements of $727,586 and furniture and equipment of $3,404

(c)	Eliminate investment in subsidiaries

(d)	Eliminate intercompany receivables and payables

(e)	Eliminate intercompany lease income

(f)	Eliminate intercompany premiums

(g)	Eliminate intercompany interest on debt

(h)	Eliminate gain on sale of surplus property from AMERCO to SAC

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Consolidating balance sheets by industry segment as of December 31, 2003 are as follows:

Balance
Sheet —		U-Haul
December 31,		Moving and		Property and
2003		Storage		Casualty	Life			AMERCO
(Continued)	AMERCO	Operations	Real Estate	Insurance(a)	Insurance(a)	Eliminations		Consolidated

	(In thousands)
Liabilities:
Payables and accrued expenses	$214,646	$264,157	$436	$—	$655	$(100,647	)(c)	$379,247
AMERCO’s notes and loans payable	54,941	30,158	—	—	—	281	(d)	85,380
SAC Holdings’ notes and loans payable	—	—	—	—	—	—		—
Policy benefits and losses, claims and loss expenses payable	—	197,278	—	457,685	181,258	—		836,221
Liabilities from investment contracts	—	—	—	—	603,992	—		603,992
Other policyholders’ funds and liabilities	—	—	—	21,051	24,472	—		45,523
Deferred income	—	22,690	36	15,229	—	—		37,955
Deferred income taxes	147,591	235,246	94,914	—	16,795	(371,377)		123,169
Other liabilities	—	—	321,801	—	10,951	(332,752	)(d)	—
Liabilities subject to compromise	809,808	—	105,064	—	—	(39,500	)(d)	875,372

Total Liabilities	1,226,986	749,529	522,251	493,965	838,123	(843,995)		2,986,859
Minority Interest	—	—	—	—	—	—		—
Stockholders’ equity:
Series preferred stock:
Series A preferred stock	—	—	—	—	—	—		—
Series B preferred stock	—	—	—	—	—	—		—
Series A common stock	1,441	—	—	—	—	—		1,441
Common Stock	9,122	540	1	3,300	2,500	(6,341	)(c)	9,122
Additional paid in- capital	396,048	121,230	147,481	70,023	16,435	(355,169	)(c)	396,048
Additional paid-in- capital — SAC	3,199	—	—	—	—	—		3,199
Accumulated other comprehensive (loss)	(25,801)	(33,860)	—	3,564	5,303	24,993	(c)	(25,801)
Accumulated other comprehensive income/(loss) — SAC Holdings	3,598	—	—	—	—	—		3,598
Retained earnings	600,531	534,258	77,235	98,034	92,972	(802,499	)(c)	600,531
Cost of common shares in treasury, net	(418,179)	—	—	—	—	—		(418,179)
Unearned ESOP shares	20	(12,742)	—	—	—	—		(12,722)

Total stockholders’ equity	569,979	609,426	224,717	174,921	117,210	(1,139,016)		557,237

Total Liabilities and Stockholders’ Equity	$1,796,965	$1,358,955	$746,968	$668,886	$955,333	$(1,983,011)		$3,544,096

[Additional columns below]

[Continued from above table, first column(s) repeated]

Balance
Sheet —
December 31,	SAC Moving
2003	and Storage			Total
(Continued)	Operations	Eliminations		Consolidated

	(In thousands)
Liabilities:
Payables and accrued expenses	$46,205	$(66,266	)(d)	$359,186
AMERCO’s notes and loans payable	—	—		85,380
SAC Holdings’ notes and loans payable	990,079	(403,521	)(d)	586,558
Policy benefits and losses, claims and loss expenses payable	—	—		836,221
Liabilities from investment contracts	—	—		603,992
Other policyholders’ funds and liabilities	—	—		45,523
Deferred income	5,328	(32,241	)(d)	11,042
Deferred income taxes	(23,819)	(98,005	)(h)	1,345
Other liabilities	—	—		—
Liabilities subject to compromise	—	—		875,372

Total Liabilities	1,017,793	(600,033)		3,404,619
Minority Interest	12,549	(12,549	)(c)	—
Stockholders’ equity:
Series preferred stock:
Series A preferred stock	—	—		—
Series B preferred stock	—	—		—
Series A common stock	—	—		1,441
Common Stock	—	—		9,122
Additional paid in- capital	—	(160,264	)(h)	235,784
Additional paid-in- capital — SAC	3,199	(3,199	)(c)	3,199
Accumulated other comprehensive (loss)	—	—		(25,801)
Accumulated other comprehensive income/(loss) — SAC Holdings	3,598	(3,598	)(c)	3,598
Retained earnings	(49,461)	57,523	(c)	608,593
Cost of common shares in treasury, net	(3,199)	—		(421,378)
Unearned ESOP shares	—	—		(12,722)

Total stockholders’ equity	(45,863)	(109,538	)(c)	401,836

Total Liabilities and Stockholders’ Equity	$984,479	$(722,120)		$3,806,455

(a)	Balances as of September 30, 2003

(b)	Included in this caption is land of $260,496, buildings and improvements of $727,586 and furniture and equipment of $3,404

(c)	Eliminate investment in subsidiaries

(d)	Eliminate intercompany receivables and payables

(e)	Eliminate intercompany lease income

(f)	Eliminate intercompany premiums

(g)	Eliminate intercompany interest on debt

(h)	Eliminate gain on sale of surplus property from AMERCO to SAC

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Consolidating balance sheets by industry segment as of March 31, 2003 are as follows:

		U-Haul
		Moving and		Property and
Balance Sheet		Storage		Casualty	Life			AMERCO
March 31, 2003	AMERCO	Operations	Real Estate	Insurance(a)	Insurance(a)	Eliminations		Consolidated

	(In thousands)
Assets:
Cash and cash equivalents	$18,524	$30,046	$174	$4,108	$9,320	$—		$62,172
Trade receivables, net	—	3,238	12,823	224,427	23,062	—		263,550
Notes and mortgage receivables, net	—	29,668	6,020	—	—	—		35,688
Inventories, net	—	49,229	4	—	—	—		49,233
Prepaid expenses	87	27,400	11	—	—	—		27,498
Investments, fixed maturities	—	—	—	253,871	613,206	—		867,077
Investments, other	135,000	170,886	217,619	120,372	224,604	(79,707	)(d)	788,774
Deferred policy acquisition costs, net	—	—	—	13,206	91,894	—		105,100
Other assets	471,884	161,825	3,991	88,660	2,289	(689,684	)(d)	38,965

	625,495	472,292	240,642	704,644	964,375	(769,391)		2,238,057
Investment in Subsidiaries	1,037,756	—	—	—	—	(1,037,756	)(c)	—
Investment in SAC	(41,938)	—	—	—	—	—		(41,938)

Total Investment in Subsidiaries	995,818	—	—	—	—	(1,037,756)		(41,938)
Property, plant, and equipment, at cost:
Land	—	18,849	139,138	—	—	—		157,987
Buildings and improvements	—	145,177	602,676	—	—	—		747,853
Furniture and equipment	459	272,884	18,040	—	—	—		291,383
Rental trailers and other rental equipment	—	149,707	—	—	—	—		149,707
Rental trucks	—	1,140,294	—	—	—	—		1,140,294
SAC Holdings — Property, plant and equipment(b)	—	—	—	—	—	—		—

	459	1,726,911	759,854	—	—	—		2,487,224
Less: Accumulated depreciation	315	990,412	254,409	—	—	—		1,245,136

Total property, plant and equipment	144	736,499	505,445	—	—	—		1,242,088

Total Assets	$1,621,457	$1,208,791	$746,087	$704,644	$964,375	$(1,807,147)		$3,438,207

[Additional columns below]

[Continued from above table, first column(s) repeated]

	SAC
	Moving and
Balance Sheet	Storage			Total
March 31, 2003	Operations	Eliminations		Consolidated

	(In thousands)
Assets:
Cash and cash equivalents	$4,662	$—		$66,834
Trade receivables, net	—	(7,754	)(d)	255,796
Notes and mortgage receivables, net	—	(24,879	)(d)	10,809
Inventories, net	4,037	—		53,270
Prepaid expenses	811	(6,463	)(d)	21,846
Investments, fixed maturities	—	(6,477	)(d)	860,600
Investments, other	—	(399,522	)(d)	389,252
Deferred policy acquisition costs, net	—	—		105,100
Other assets	24,635	—		63,600

	34,145	(445,095	)(c)	1,827,107
Investment in Subsidiaries	—	—		—
Investment in SAC	—	41,938	(c)	—

Total Investment in Subsidiaries	—	41,938		—
Property, plant, and equipment, at cost:
Land	—	—		157,987
Buildings and improvements	—	—		747,853
Furniture and equipment	—	—		291,383
Rental trailers and other rental equipment	—	—		149,707
Rental trucks	—	—		1,140,294
SAC Holdings — Property, plant and equipment(b)	1,015,563	(258,271	)(h)	757,292

	1,015,563	(258,271)		3,244,516
Less: Accumulated depreciation	59,679	(6,616)		1,298,199

Total property, plant and equipment	955,884	(251,655)		1,946,317

Total Assets	$990,029	$(654,812)		$3,773,424

(a)	Balances as of December 31, 2002

(b)	Included in this caption is land of $273,470, buildings and improvements of $739,534 and furniture and equipment of $2,559

(c)	Eliminate investment in subsidiaries

(d)	Eliminate intercompany receivables and payables

(e)	Eliminate intercompany lease income

(f)	Eliminate intercompany premiums

(g)	Eliminate intercompany interest on debt

(h)	Eliminate gain on sale of surplus property from AMERCO to SAC

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Consolidating balance sheets by industry segment as of March 31, 2003 are as follows:

Balance		U-Haul
Sheet — March		Moving and		Property and
31, 2003		Storage		Casualty	Life			AMERCO
(Continued)	AMERCO	Operations	Real Estate	Insurance(a)	Insurance(a)	Eliminations		Consolidated

	(In thousands)
Liabilities:
Payables and accrued expenses	$139,496	$263,394	$7,892	$—	$570	$(39,735	)(c)	$371,617
AMERCO’s notes and loans payable	861,158	31,693	101,505	—	—	(39,500	)(d)	954,856
SAC Holdings’ notes and loans payable	—	—	—	—	—	—		—
Policy benefits and losses, claims and loss expenses payable	—	168,666	—	485,383	182,583	—		836,632
Liabilities from investment contracts	—	—	—	—	639,998	—		639,998
Other policyholders’ funds and liabilities	—	—	—	20,164	10,145	—		30,309
Deferred income	2,863	30,943	1,011	—	—	—		34,817
Deferred income taxes	120,446	214,715	94,914	—	8,664	(353,058	)(d)	85,681
Other liabilities	—	—	325,783	—	11,315	(337,098	)(d)	—
Liabilities subject to compromise	—	—	—	—	—	—		—

Total Liabilities	1,123,963	709,411	531,105	505,547	853,275	(769,391)		2,953,910
Minority Interest	—	—	—	—	—	—		—
Stockholders’ equity:
Series preferred stock	—	—	—	—	—	—		—
Series A preferred stock	—	—	—	—	—	—		—
Series B preferred stock	—	—	—	—	—	—		—
Series A common stock	1,441	—	—	—	—	—		1,441
Common Stock	9,122	540	1	3,300	2,500	(6,341	)(c)	9,122
Additional paid in- capital	396,050	121,230	147,481	70,023	16,435	(355,169	)(c)	396,050
Additional paid-in- capital — SAC	3,199	—	—	—	—	—		3,199
Accumulated other comprehensive (loss)	(54,278)	(39,849)	—	13,589	4,166	22,094	(c)	(54,278)
Accumulated other comprehensive income/(loss) — SAC Holdings	(1,487)	—	—	—	—	—		(1,487)
Retained earnings	561,606	430,656	67,500	112,185	87,999	(698,340	)(c)	561,606
Cost of common shares in treasury, net	(418,179)	—	—	—	—	—		(418,179)
Unearned ESOP shares	20	(13,197)	—	—	—	—		(13,177)

Total stockholders’ equity	497,494	499,380	214,982	199,097	111,100	(1,037,756)		484,297

Total Liabilities and Stockholders’ Equity	$1,621,457	$1,208,791	$746,087	$704,644	$964,375	$(1,807,147)		$3,438,207

[Additional columns below]

[Continued from above table, first column(s) repeated]

Balance	SAC
Sheet — March	Moving and
31, 2003	Storage			Total
(Continued)	Operations	Eliminations		Consolidated

	(In thousands)
Liabilities:
Payables and accrued expenses	$48,033	$(32,633	)(d)	$387,017
AMERCO’s notes and loans payable	—	—		954,856
SAC Holdings’ notes and loans payable	983,190	(394,171	)(d)	589,019
Policy benefits and losses, claims and loss expenses payable	—	—		836,632
Liabilities from investment contracts	—	—		639,998
Other policyholders’ funds and liabilities	—	—		30,309
Deferred income	12,033	(6,463	)(d)	40,387
Deferred income taxes	(19,918)	(98,005	)(h)	(32,242)
Other liabilities	—	—		—
Liabilities subject to compromise	—	—		—

Total Liabilities	1,023,338	(531,272)		3,445,976
Minority Interest	11,828	(11,828	)(c)	—
Stockholders’ equity:
Series preferred stock	—	—		—
Series A preferred stock	—	—		—
Series B preferred stock	—	—		—
Series A common stock	—	—		1,441
Common Stock	—	—		9,122
Additional paid in- capital	—	(160,266	)(h)	235,784
Additional paid-in- capital — SAC	3,199	(3,199	)(c)	3,199
Accumulated other comprehensive (loss)	—	—		(54,278)
Accumulated other comprehensive income/(loss) — SAC Holdings	(1,487)	1,487	(c)	(1,487)
Retained earnings	(43,650)	50,266	(c)	568,222
Cost of common shares in treasury, net	(3,199)	—		(421,378)
Unearned ESOP shares	—	—		(13,177)

Total stockholders’ equity	(45,137)	(111,712	)(c)	327,448

Total Liabilities and Stockholders’ Equity	$990,029	$(654,812)		$3,773,424

(a)	Balances as of December 31, 2002

(b)	Included in this caption is land of $273,470, buildings and improvements of $739,534 and furniture and equipment of $2,559

(c)	Eliminate investment in subsidiaries

(d)  Eliminate intercompany receivables and payables

(e)	Eliminate intercompany lease income

(f)	Eliminate intercompany premiums

(g)  Eliminate intercompany interest on debt

(h)	Eliminate gain on sale of surplus property from AMERCO to SAC

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Consolidating statements of operations by industry segment for the quarter ended December 31, 2003 are as follows:

Quarter
Ended		U-Haul
December		Moving and		Property and
31,		Storage		Casualty	Life			AMERCO
2003	AMERCO	Operations	Real Estate	Insurance(a)	Insurance(a)	Eliminations		Consolidated

	(In thousands)
Revenues:
Rental revenue	$—	$356,803	$20,131	$—	$—	$(20,215	)(e)	$356,719
Net sales	—	36,655	15	—	—	—		36,670
Premiums	—	—	—	20,106	36,427	(445	)(f)	56,088
Net investment and interest income	529	6,908	2,017	7,258	4,743	—		21,455

Total Revenues	529	400,366	22,163	27,364	41,170	(20,660)		470,932
Costs and expenses:
Operating expenses	13,766	283,936	3,687	3,460	6,020	(20,660	)(e)	290,209
Commission expenses	—	38,123	—	—	—	—		38,123
Cost of sales	—	19,684	5	—	—	—		19,689
Benefits and losses	—	—	—	26,597	24,359	—		50,956
Amortization of deferred policy acquisition costs	—	—	—	4,676	6,351	—		11,027
Lease expense	231	36,224	3,136	—	—	—		39,591
Depreciation, net	3	32,799	926	—	—	—		33,728

Total costs and expenses	14,000	410,766	7,754	34,733	36,730	(20,660)		483,323
Equity in earnings of AREC, UHI, RW & OLIC	(2,983)	—	—	—	—	2,983		—
Equity in earnings of SAC	216	—	—	—	—	—		216

Total — equity earnings in subsidiaries	(2,767)	—	—	—	—	2,983		216
Earnings (losses) from operations	(16,238)	(10,400)	14,409	(7,369)	4,440	2,983		(12,175)
Interest Expense	14,485	(2,868)	8,127	—	—	—		19,744

Pretax earnings (loss)	(30,723)	(7,532)	6,282	(7,369)	4,440	2,983		(31,919)
Income tax benefit (expense)	8,574	3,238	(2,557)	2,573	(2,058)	—		9,770

Net earnings (loss)	(22,149)	(4,294)	3,725	(4,796)	2,382	2,983		(22,149)
Less: Preferred stock dividends	3,241	—	—	—	—	—		3,241

Earnings (loss) available to common shareholders	$(25,390)	$(4,294)	$3,725	$(4,796)	$2,382	$2,983		$(25,390)

[Additional columns below]

[Continued from above table, first column(s) repeated]

Quarter
Ended	SAC
December	Moving and
31,	Storage			Total
2003	Operations	Eliminations		Consolidated

	(In thousands)
Revenues:
Rental revenue	$43,298	$(13,520	)(e)	$386,497
Net sales	10,501	—		47,171
Premiums	—	—		56,088
Net investment and interest income	—	(8,628	)(g)	12,827

Total Revenues	53,799	(22,148)		502,583
Costs and expenses:
Operating expenses	24,926	(3,156	)(e)	311,979
Commission expenses	—	(6,987	)(e)	31,136
Cost of sales	4,218	—		23,907
Benefits and losses	—	—		50,956
Amortization of deferred policy acquisition costs	—	—		11,027
Lease expense	—	(3,377	)(e)	36,214
Depreciation, net	5,148	(482	)(h)	38,394

Total costs and expenses	34,292	(14,002)		503,613
Equity in earnings of AREC, UHI, RW & OLIC	—	—		—
Equity in earnings of SAC	—	(216)		—

Total — equity earnings in subsidiaries	—	(216)		—
Earnings (losses) from operations	19,507	(8,362)		(1,030)
Interest Expense	20,052	(8,628	)(g)	31,168

Pretax earnings (loss)	(545)	266		(32,198)
Income tax benefit (expense)	761	—		10,531

Net earnings (loss)	216	266		(21,667)
Less: Preferred stock dividends	—	—		3,241

Earnings (loss) available to common shareholders	$216	$266		$(24,908)

(a)	Balances are for the quarter ending September 30, 2003

(b)	Included in this caption is land of $260,496, buildings and improvements of $727,586 and furniture and equipment of $3,404

(c)	Eliminate investment in subsidiaries

(d)	Eliminate intercompany receivables and payables

(e)	Eliminate intercompany lease income

(f)	Eliminate intercompany premiums

(g)	Eliminate intercompany interest on debt

(h)	Eliminate gain on sale of surplus property from AMERCO to SAC

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Consolidating statements of operations by industry segment for the quarter ended December 31, 2002 are as follows (as restated):

Quarter		U-Haul
Ended		Moving and		Property and
December		Storage		Casualty	Life			AMERCO
31, 2002	AMERCO	Operations	Real Estate	Insurance(a)	Insurance(a)	Eliminations		Consolidated

	(In thousands)
Revenues:
Rental revenue	$—	$307,938	$21,675	$—	$—	$(21,747	)(e)	$307,866
Net sales	—	34,881	13	—	—	—		34,894
Premiums	—	—	—	40,557	40,406	(848	)(f)	80,115
Net investment and interest income	(8,403)	7,280	3,056	6,207	5,263	3,952		17,355

Total Revenues	(8,403)	350,099	24,744	46,764	45,669	(18,643)		440,230
Costs and expenses:
Operating expenses	6,265	253,244	6,964	13,587	9,706	(24,856	)(e)	264,910
Commission expenses	—	38,864	—	—	—	—		38,864
Cost of sales	—	18,876	1	—	—	—		18,877
Benefits and losses	—	—	—	31,788	27,921	—		59,709
Amortization of deferred policy acquisition costs	—	—	—	1,638	4,615	—		6,253
Lease expense	234	32,268	2,748	—	—	—		35,250
Depreciation, net	13	27,942	1,174	—	—	—		29,129

Total costs and expenses	6,512	371,194	10,887	47,013	42,242	(24,856)		452,992
Equity in earnings of AREC, UHI, RW & OLIC	(6,323)	—	—	—	—	6,323		—
Equity in earnings of SAC	(4,338)	—	—	—	—	—		(4,338)

Total — equity earnings in subsidiaries	(10,661)	—	—	—	—	6,323		(4,338)
Earnings (losses) from operations	(25,576)	(21,095)	13,857	(249)	3,427	12,536		(17,100)
Interest Expense	12,632	1,532	7,853	—	—	—		22,017
Fees on early extinguishment of BBAT’s	26,551	—	—	—	—	—		26,551

Pretax earnings (loss)	(64,759)	(22,627)	6,004	(249)	3,427	12,536		(65,668)
Income tax benefit (expense)	18,494	(12,616)	(15,264)	881	(277)	28,185		19,403

Net earnings (loss)	(46,265)	(35,243)	(9,260)	632	3,150	40,721		(46,265)
Less: Preferred stock dividends	3,241	—	—	—	—	—		3,241

Earnings (loss) available to common shareholders	$(49,506)	$(35,243)	$(9,260)	$632	$3,150	$40,721		$(49,506)

[Additional columns below]

[Continued from above table, first column(s) repeated]

Quarter	SAC
Ended	Moving and
December	Storage			Total
31, 2002	Operations	Eliminations		Consolidated

	(In thousands)
Revenues:
Rental revenue	$39,369	$(11,475	)(e)	$335,760
Net sales	10,180	—		45,074
Premiums	—	—		80,115
Net investment and interest income	—	(11,081	)(g)	6,274

Total Revenues	49,549	(22,556)		467,223
Costs and expenses:
Operating expenses	24,698	(2,850	)(e)	286,758
Commission expenses	—	(6,640	)(e)	32,224
Cost of sales	3,545	—		22,422
Benefits and losses	—	—		59,709
Amortization of deferred policy acquisition costs	—	—		6,253
Lease expense	—	(1,985	)(e)	33,265
Depreciation, net	4,667	(482	)(h)	33,314

Total costs and expenses	32,910	(11,957)		473,945
Equity in earnings of AREC, UHI, RW & OLIC	—	—		—
Equity in earnings of SAC	—	4,338		—

Total — equity earnings in subsidiaries	—	4,338		—
Earnings (losses) from operations	16,639	(6,261)		(6,722)
Interest Expense	20,483	(11,081	)(g)	31,419
Fees on early extinguishment of BBAT’s	—	—		26,551

Pretax earnings (loss)	(3,844)	4,820		(64,692)
Income tax benefit (expense)	(494)	—		18,909

Net earnings (loss)	(4,338)	4,820		(45,783)
Less: Preferred stock dividends	—	—		3,241

Earnings (loss) available to common shareholders	$(4,338)	$4,820		$(49,024)

(a)	Balances are for the quarter ending September 30, 2002

(b)	Included in this caption is land of $260,496, buildings and improvements of $727,586 and furniture and equipment of $3,404

(c)	Eliminate investment in subsidiaries

(d)	Eliminate intercompany receivables and payables

(e)	Eliminate intercompany lease income

(f)	Eliminate intercompany premiums

(g)	Eliminate intercompany interest on debt

(h)	Eliminate gain on sale of surplus property from AMERCO to SAC

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Consolidating statements of operations by industry segment for the nine months ended December 31, 2003 are as follows:

Nine Months		U-Haul
Ended		Moving and		Property and
December 31,		Storage		Casualty	Life			AMERCO
2003	AMERCO	Operations	Real Estate	Insurance(a)	Insurance(a)	Eliminations		Consolidated

	(In thousands)
Revenues:
Rental revenue	$—	$1,220,036	$50,271	$—	$—	$(50,376	)(e)	$1,219,931
Net sales	—	142,375	52	—	—	—		142,427
Premiums	—	—	—	78,247	112,852	(3,075	)(f)	188,024
Net investment and interest income	1,057	22,740	6,012	19,180	15,420	—		64,409

Total revenues	1,057	1,385,151	56,335	97,427	128,272	(53,451)		1,614,791
Costs and expenses:
Operating expenses	32,399	817,768	—	17,761	23,173	(53,451	)(e)	837,650
Commission expenses	—	139,065	—	—	—	—		139,065
Cost of sales	—	70,099	21	—	—	—		70,120
Benefits and losses	—	—	—	89,594	80,207	—		169,801
Amortization of deferred policy acquisition costs	—	—	—	11,842	17,044	—		28,886
Lease expense	691	110,758	10,741	—	—	—		122,190
Depreciation, net	10	93,693	5,092	—	—	—		98,795

Total costs and expenses	33,100	1,231,383	15,854	119,197	120,424	(53,451)		1,466,507
Equity in earnings of AREC, UHI, RW & OLIC	104,158	—	—	—	—	(104,158)		—
Equity in earnings of SAC	(5,811)	—	—	—	—	—		(5,811)

Total — equity earnings in subsidiaries	98,347	—	—	—	—	(104,158)		(5,811)
Earnings (loss) from operations	66,304	153,768	40,481	(21,770)	7,848	(104,158)		142,473
Interest Expense	44,414	(8,018)	23,965	—	—	—		60,361

Pretax earnings (loss)	21,890	161,786	16,516	(21,770)	7,848	(104,158)		82,112
Income tax benefit (expense)	26,758	(58,184)	(6,781)	7,619	(2,876)	—		(33,464)

Net earnings (loss)	48,648	103,602	9,735	(14,151)	4,972	(104,158)		48,648
Less: Preferred stock dividends	9,723	—	—	—	—	—		9,723

Earnings (loss) available to common shareholders	$38,925	$103,602	$9,735	$(14,151)	$4,972	$(104,158)		$38,925

[Additional columns below]

[Continued from above table, first column(s) repeated]

Nine Months
Ended	SAC Moving
December 31,	and Storage			Total
2003	Operations	Eliminations		Consolidated

	(In thousands)
Revenues:
Rental revenue	$127,415	$(42,876	)(e)	$1,304,470
Net sales	39,621	—		182,048
Premiums	—	—		188,024
Net investment and interest income	—	(28,795	)(g)	35,614

Total revenues	167,036	(71,671)		1,710,156
Costs and expenses:
Operating expenses	81,541	(9,811	)(e)	909,380
Commission expenses	—	(22,933	)(e)	116,132
Cost of sales	16,903	—		87,023
Benefits and losses	—	—		169,801
Amortization of deferred policy acquisition costs	—	—		28,886
Lease expense	—	(10,132	)(e)	112,058
Depreciation, net	16,007	(1,446	)(h)	113,356

Total costs and expenses	114,451	(44,322)		1,536,636
Equity in earnings of AREC, UHI, RW & OLIC	—	—		—
Equity in earnings of SAC	—	5,811		—

Total — equity earnings in subsidiaries	—	5,811		—
Earnings (loss) from operations	52,585	(21,538)		173,520
Interest Expense	61,273	(28,795	)(g)	92,839

Pretax earnings (loss)	(8,688)	7,257		80,681
Income tax benefit (expense)	2,877	—		(30,587)

Net earnings (loss)	(5,811)	7,257		50,094
Less: Preferred stock dividends	—	—		9,723

Earnings (loss) available to common shareholders	$(5,811)	$7,257		$40,371

(a)	Balances for the nine months ending September 30, 2003

(b)	Included in this caption is land of $260,496, buildings and improvements of $727,586 and furniture and equipment of $3,404

(c)	Eliminate investment in subsidiaries

(d)	Eliminate intercompany receivables and payables

(e)	Eliminate intercompany lease income

(f)	Eliminate intercompany premiums

(g)	Eliminate intercompany interest on debt

(h)	Eliminate gain on sale of surplus property from AMERCO to SAC

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Consolidating statements of operations by industry segment for the nine months ended December 31, 2002 are as follows (as restated):

Nine Months		U-Haul
Ended		Moving and		Property and
December 31,		Storage		Casualty	Life			AMERCO
2002	AMERCO	Operations	Real Estate	Insurance(a)	Insurance(a)	Eliminations		Consolidated

	(In thousands)
Revenues:
Rental revenue	$—	$1,146,849	$51,384	$—	$—	$(52,092	)(e)	$1,146,141
Net sales	—	137,554	48	—	—	—		137,602
Premiums	—	—	—	126,876	121,099	(4,844	)(f)	243,131
Net investment and interest income	1,811	23,243	8,040	21,464	13,036	(7,692)		59,902

Total revenues	1,811	1,307,646	59,472	148,340	134,135	(64,628)		1,586,776
Costs and expenses:
Operating expenses	11,399	824,302	5,080	26,234	29,555	(61,642	)(e)	834,928
Commission expenses	—	144,148	—	—	—	—		144,148
Cost of sales	—	71,481	17	—	—	—		71,498
Benefits and losses	—	—	—	111,733	88,409	—		200,142
Amortization of deferred policy acquisition costs	—	—	—	13,159	14,736	—		27,895
Lease expense	697	120,407	7,480	—	—	—		128,584
Depreciation, net	21	83,933	5,437	—	—	—		89,391

Total costs and expenses	12,117	1,244,271	18,014	151,126	132,700	(61,642)		1,496,586
Equity in earnings of AREC, UHI, RW & OLIC	56,512	—	—	—	—	(56,512)		—
Equity in earnings of SAC	(5,394)	—	—	—	—	—		(5,394)

Total — equity earnings in subsidiaries	51,118	—	—	—	—	(56,512)		(5,394)
Earnings (losses) from operations	40,812	63,375	41,458	(2,786)	1,435	(59,498)		84,796
Interest Expense	29,842	7,657	16,650	—	—	—		54,149
Fees on early extinguishment of BBAT’s	26,551	—	—	—	—	—		26,551

Pretax earnings (loss)	(15,581)	55,718	24,808	(2,786)	1,435	(59,498)		4,096
Income tax benefit (expense)	14,259	(38,122)	(8,683)	(79)	(978)	28,185		(5,418)

Net earnings (loss)	(1,322)	17,596	16,125	(2,865)	457	(31,313)		(1,322)
Less: Preferred stock dividends	9,723	—	—	—	—	—		9,723

Earnings (loss) available to common shareholders	$(11,045)	$17,596	$16,125	$(2,865)	$457	$(31,313)		$(11,045)

[Additional columns below]

[Continued from above table, first column(s) repeated]

Nine Months	SAC
Ended	Moving and
December 31,	Storage			Total
2002	Operations	Eliminations		Consolidated

	(In thousands)
Revenues:
Rental revenue	$123,760	$(36,858	)(e)	$1,233,043
Net sales	38,107	—		175,709
Premiums	—	—		243,131
Net investment and interest income	—	(28,394	)(g)	31,508

Total revenues	161,867	(65,252)		1,683,391
Costs and expenses:
Operating expenses	74,922	(9,195	)(e)	900,655
Commission expenses	—	(21,707	)(e)	122,441
Cost of sales	15,986	—		87,484
Benefits and losses	—	—		200,142
Amortization of deferred policy acquisition costs	—	—		27,895
Lease expense	—	(5,956	)(e)	122,628
Depreciation, net	14,457	(1,446	)(h)	102,402

Total costs and expenses	105,365	(38,304)		1,563,647
Equity in earnings of AREC, UHI, RW & OLIC	—	—		—
Equity in earnings of SAC	—	5,394		—

Total — equity earnings in subsidiaries	—	5,394		—
Earnings (losses) from operations	56,502	(21,554)		119,744
Interest Expense	60,551	(28,394	)(g)	86,306
Fees on early extinguishment of BBAT’s	—	—		26,551

Pretax earnings (loss)	(4,049)	6,840		6,887
Income tax benefit (expense)	(1,345)	—		(6,763)

Net earnings (loss)	(5,394)	6,840		124
Less: Preferred stock dividends	—	—		9,723

Earnings (loss) available to common shareholders	$(5,394)	$6,840		$(9,599)

(a)	Balances are for the nine months ending September 30, 2002

(b)	Included in this caption is land of $260,496, buildings and improvements of $727,586 and furniture and equipment of $3,404

(c)	Eliminate investment in subsidiaries

(d)	Eliminate intercompany receivables and payables

(e)	Eliminate intercompany lease income

(f)	Eliminate intercompany premiums

(g)	Eliminate intercompany interest on debt

(h)	Eliminate gain on sale of surplus property from AMERCO to SAC

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Consolidating cash flow statements by industry segment for the nine months ended December 31, 2003 are as follows:

Cash Flow		U-Haul
Nine Months		Moving and		Property and
December 31,		Storage		Casualty	Life		AMERCO
2003	AMERCO	Operations	Real Estate	Insurance(a)	Insurance(a)	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used by) operating activities	$68,079	$115,179	$(1,220)	$(55,586)	$11,798	$—	$138,250

Cash flows from investing activities:
Purchases of investments:
Property, plant and equipment	—	(131,746)	(2,061)	—	—	—	(133,807)
Fixed maturities	—	—	—	(5,358)	(45,304)	—	(50,662)
Other asset investment	—	—	—	(31,223)	(46,919)	—	(78,142)
Proceeds from sale of investments:
Property, plant and equipment	—	21,430	3,323	—	—	—	24,753
Fixed maturities	—	—	—	83,527	87,878	—	171,405
Other asset investment	—	73	130	—	28,534	—	28,737

Net cash provided by (used by) investing activities	—	(110,243)	1,392	46,946	24,189	—	(37,716)

Cash flows from financing activities:
Net change in short-term borrowings	5,649	—	—	—	—	—	5,649
Proceeds from notes	50,000	—	—	—	—	—	50,000
Debt issuance costs	—	—	—	—	—	—	—
Leverage Employee Stock Ownership Plan:
Purchase of shares	—	—	—	—	—	—	—
Repayments from loan	—	455	—	—	—	—	455
Principal payments on notes	(50,000)	—	—	—	—	—	(50,000)
Preferred stock dividends paid	—	—	—	—	—	—	—
Treasury stock acquisitions, net	—	—	—	—	—	—	—
Investment contract deposits	—	—	—	—	43,020	—	43,020
Investment contract withdrawals	—	—	—	—	(79,041)	—	(79,041)

Net cash used by investing activities	5,649	455	—	—	(36,021)	—	(29,917)

Increase (decrease) in cash and cash equivalents	73,728	5,391	172	(8,640)	(34)	—	70,617
Cash and cash equivalents at the beginning of period	18,524	30,046	174	4,108	9,320	—	62,172

Cash and cash equivalents at the end of period	$92,252	$35,437	$346	$(4,532)	$9,286	$—	$132,789

[Additional columns below]

[Continued from above table, first column(s) repeated]

Cash Flow	SAC
Nine Months	Moving and
December 31,	Storage		Total
2003	Operations	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used by) operating activities	$1,208	$11,743	$151,201

Cash flows from investing activities:
Purchases of investments:
Property, plant and equipment	(19,254)	5,717	(147,344)
Fixed maturities	—	—	(50,662)
Other asset investment	(29,508)	29,508	(78,142)
Proceeds from sale of investments:
Property, plant and equipment	43,331	(37,614)	30,470
Fixed maturities	—	—	171,405
Other asset investment	—	—	28,737

Net cash provided by (used by) investing activities	(5,431)	(2,389)	(45,536)

Cash flows from financing activities:
Net change in short-term borrowings	—	—	5,649
Proceeds from notes	10,791	(10,791)	50,000
Debt issuance costs	—	—	—
Leverage Employee Stock Ownership Plan:
Purchase of shares	—	—	—
Repayments from loan	—	—	455
Principal payments on notes	(7,153)	1,437	(55,716)
Preferred stock dividends paid	—	—	—
Treasury stock acquisitions, net	—	—	—
Investment contract deposits	—	—	43,020
Investment contract withdrawals	—	—	(79,041)

Net cash used by investing activities	3,638	(9,354)	(35,633)

Increase (decrease) in cash and cash equivalents	(585)	—	70,032
Cash and cash equivalents at the beginning of period	4,662	—	66,834

Cash and cash equivalents at the end of period	$4,077	$—	$136,866

(a)	Balances for the nine months ending September 30, 2003

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Consolidating cash flow statements by industry segment for the nine months ended December 31, 2002 are as follows (as restated):

Cash Flow		U-Haul
Nine Months		Moving and		Property and
December 31,		Storage		Casualty	Life		AMERCO
2002	AMERCO	Operations	Real Estate	Insurance(a)	Insurance(a)	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used in) operating activities	$231,977	$78,008	$(90,812)	$(45,151)	$(18,999)	$—	$155,023

Cash flows from investing activities:
Purchases of investments:
Property, plant and equipment	(76)	(140,467)	(12,538)	—	—	—	(153,081)
Fixed maturities	—	—	—	—	(248,121)	—	(248,121)
Other asset investments	—	—	—	(9,229)	(43,759)	—	(52,988)
Proceeds from sale of investments:	—	—	—	—	—	—	—
Property, plant and equipment	—	49,573	134	—	—	—	49,707
Fixed maturities	—	8,875	2,979	64,312	215,162	—	291,328
Other asset investments	—	—	—	(13,070)	19,214	—	6,144

Net cash provided by (used in) investing activities	(76)	(82,019)	(9,425)	42,013	(57,504)	—	(107,011)

Cash flows from financial activities:
Net change in short-term borrowings	—	—	—	—	—	—	—
Proceeds from notes	—	—	99,981	—	—	—	99,981
Debt issuance costs	—	—	—	—	—	—	—
Leverage Employee Stock Ownership Plan:
Purchase of shares	—	—	—	—	—	—	—
Repayments from loan	—	975	—	—	—	—	975
Principal payments on notes	(201,010)	(4)	—	—	—	—	(201,014)
Preferred stock dividends paid	(6,482)	—	—	—	—	—	(6,482)
Treasury stock acquisitions, net	(1,407)	—	—	—	—	—	(1,407)
Investment contract deposits	—	—	—	—	137,488	—	137,488
Investment contract withdrawals	—	—	—	—	(74,047)	—	(74,047)

Net cash provided by (used in) financing activities	(208,899)	971	99,981	—	63,441	—	(44,506)

Increase (decrease) in cash equivalents	23,002	(3,040)	(256)	(3,138)	(13,062)	—	3,506
Cash and cash equivalents at the beginning of period	71	29,823	576	5,912	11,259	—	47,641

Cash and cash equivalents at the end of period	$23,073	$26,783	$320	$2,774	$(1,803)	$—	$51,147

[Additional columns below]

[Continued from above table, first column(s) repeated]

Cash Flow	SAC
Nine Months	Moving and
December 31,	Storage		Total
2002	Operations	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used in) operating activities	$4,702	$(11,983)	$147,742

Cash flows from investing activities:
Purchases of investments:
Property, plant and equipment	(43,171)	—	(196,252)
Fixed maturities	—	—	(248,121)
Other asset investments	—	—	(52,988)
Proceeds from sale of investments:	—	—	—
Property, plant and equipment	24,555	—	74,262
Fixed maturities	—	—	291,328
Other asset investments	—	—	6,144

Net cash provided by (used in) investing activities	(18,616)	—	(125,627)

Cash flows from financial activities:
Net change in short-term borrowings	—	—	—
Proceeds from notes	46,517	(15,517)	130,981
Debt issuance costs	—	—	—
Leverage Employee Stock Ownership Plan:
Purchase of shares	—	—	—
Repayments from loan	—	—	975
Principal payments on notes	(31,850)	27,500	(205,364)
Preferred stock dividends paid	—	—	(6,482)
Treasury stock acquisitions, net	—	—	(1,407)
Investment contract deposits	—	—	137,488
Investment contract withdrawals	—	—	(74,047)

Net cash provided by (used in) financing activities	14,667	11,983	(17,856)

Increase (decrease) in cash equivalents	753	—	4,259
Cash and cash equivalents at the beginning of period	10	—	47,651

Cash and cash equivalents at the end of period	$763	$—	$51,910

(a)	Balances for the nine months ending September 30, 2002

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND

SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Industry Segment and Geographic Area Data

Geographic Area Data — All amounts are in U.S. $’s

	United			United
	States	Canada	Consolidated	States	Canada	Consolidated

	Quarter Ended			Nine Months Ended

	(In thousands)
December 31, 2003
Total revenues	$486,963	$15,620	$502,583	$1,655,924	$54,232	$1,710,156
Depreciation/amortization	36,780	1,614	38,394	107,855	5,501	113,356
Interest expense	30,125	1,043	31,168	89,426	3,413	92,839
Pretax earnings (loss)	(32,449)	251	(32,198)	71,548	9,133	80,681
Income tax benefit (expense)	10,531	0	10,531	(30,587)	0	(30,587)
Identifiable assets	3,666,507	139,948	3,806,455	3,666,507	139,948	3,806,455
December 31, 2002
Total revenues	455,016	12,207	467,223	1,639,034	44,357	1,683,391
Depreciation/amortization	31,988	1,326	33,314	98,406	3,996	102,402
Interest expense	30,480	939	31,419	83,054	3,252	86,306
Pretax earnings (loss)	(65,121)	429	(64,692)	(544)	7,431	6,887
Income tax benefit (expense)	18,909	0	18,909	(6,763)	0	(6,763)
Identifiable assets	3,642,835	130,620	3,773,455	3,642,835	130,620	3,773,455

7.	Liabilities Subject to Compromise

      Under the Bankruptcy Code certain claims against AMERCO in existence prior to the Petition Date are stayed while AMERCO continues operating as a debtor-in-possession. AMERCO has received approval from the Court to (1) pay pre-petition and post-petition employee wages, salaries, benefits, other employee obligations and insurance obligations; (2) pay vendors and other providers in the ordinary course for goods and services received from and after the Petition Date. Substantially all other pre-petition liabilities of AMERCO have been classified as liabilities subject to compromise in the unaudited Condensed Consolidated Balance Sheets. Adjustments to these liabilities may result from negotiations, payments authorized by Court order, additional rejection of executory contracts including leases, or other events.

      Shortly after the Chapter 11 filing, AMERCO began notifying all known or potential creditors of the filing for the purpose of identifying all pre-petition claims against the Company. Amounts that AMERCO has recorded may be different than amounts filed by its creditors.

8.	Certain Relationships and Related Transactions

      SAC Holdings loaned Self-Storage International Holding Corporation (“SSI”) $4.5 million. As of December 31, 2003, the outstanding balance due to SAC Holdings was $1.5 million. Mark V. Shoen, a significant shareholder and executive officer of AMERCO, owns all of the equity interest of SSI and substantially all of the equity interest of SAC Holdings. For financial reporting purposes, SSI is not consolidated by AMERCO or SAC Holdings.

AMERCO (Debtor in Possession) AND CONSOLIDATED SUBSIDIARIES AND
SAC HOLDING CORPORATIONS AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the components of liabilities subject to compromise, included in AMERCO’s Condensed Consolidated Balance Sheet as of December 31, 2003 (in thousands):

			Inter-company
	AMERCO	AREC	Eliminations	Total

Debt subject to compromise	$809,623	101,499	(39,500)	$871,622
Accounts payable and accrued expenses	185	3,565	—	3,750

Total liabilities subject to compromise	$809,808	105,064	(39,500)	$875,372

      Reorganization expenses incurred as a direct result of the Company’s Chapter 11 filing are included in operating expenses and interest expense in the Condensed Consolidated Statement of Operations. Professional fees of $7.9 million and default interest payments of $0 were paid during the quarter ended December 31, 2003. Professional fees of $13.8 million and default interest payments of $4.4 million were paid during the nine months ended December 31, 2003.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements Regarding Forward-Looking Statements

      This Quarterly Report on Form 10-Q contains forward-looking statements. We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may include, but are not limited to, the expected outcomes of the Chapter 11 proceedings, projections of revenues, income or loss, estimates of capital expenditures, our plans and intentions regarding the recapitalization of our balance sheet and the payment of dividends arrearages, plans for future operations, products or services, financing needs and plans, our perceptions of our legal positions and anticipated outcomes of pending litigation against us, liquidity as well as assumptions relating to the foregoing. The words “believe”, “expect”, “anticipate”, “estimate”, “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation, the risk factors enumerated at the end of this section, as well as the following: the Company’s ability to operate pursuant to the terms of its DIP facility; the Company’s ability to obtain court approval with respect to motions in the Chapter 11 proceeding prosecuted by it from time to time; the Company’s ability to prosecute, confirm, and consummate its plan of reorganization with respect to the Chapter 11 case; the Company’s ability to operate pursuant to the terms of its post-bankruptcy financing agreements; the Company’s ability to obtain and maintain normal terms with vendors and service providers; the Company’s ability to maintain contracts that are critical to its operations; the potential adverse impact of the Chapter 11 case on the Company’s liquidity or results of operations; the costs and availability of financing; the Company’s ability to execute its business plan; the Company’s ability to attract, motivate and retain key employees; general economic conditions; weather conditions; fluctuations in our costs to maintain and update our fleet and facilities; our ability to refinance our debt; our ability to successfully recapitalize our balance sheet; our ability to continue as a going concern; changes in government regulations, particularly environmental regulations; our credit ratings; the availability of credit; changes in demand for our products; changes in the general domestic economy; degree and nature of our competition; the resolution of pending litigation against the Company; changes in accounting standards and other factors described in this report or the other documents we file with the Securities Exchange Commission. The above factors, the following disclosures, as well as other statements in this report and in the Notes to AMERCO’s Condensed Consolidated Financial Statements, could contribute to or cause such differences, or could cause AMERCO’s stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized. The Company disclaims any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

General

      Information on industry segments is incorporated by reference from — Notes 1 and 6 of Notes to Condensed Consolidated Financial Statements. Those notes discuss the principles of consolidation, summarized consolidated financial information and industry segment and geographical area data, respectively. In consolidation, all inter-segment premiums are eliminated and the insured portion of the related benefits, losses and expenses are retained by the insurance companies.

Critical Accounting Policies and Estimates

      Management’s discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, estimates are re-evaluated, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include allowances for doubtful accounts, depreciation of revenue earning vehicles and buildings, self-insured liabilities, impairments of assets, insurance reserves, premiums and acquisition cost amortization, income taxes and commitments and contingencies. Our estimates are based on historical experience, observance of trends in particular areas, information and/or valuations available from outside sources and on various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions and conditions. Such differences may be material.

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

      The operating results and financial position of RepWest and Oxford have been consolidated on the basis of a calendar year and, accordingly, results from operations for RepWest and Oxford are for the quarter and nine months ended September 30, 2003 and 2002.

Revenue earning vehicles and buildings

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

U-Haul insurance expense

      Expense is recognized monthly based on reported claims and an estimate of future claims. A reserve is booked for unpaid losses. U-Haul’s self-insured retention is paid out over time as claims are settled, relieving the reserve for unpaid losses.

Results of Operations

Quarter Ended December 31, 2003 Versus Quarter Ended December 31, 2002

U-Haul Moving and Storage

      Revenues consist of rental revenues, net sales and investment earnings.

      Rental revenue was $356.8 million and $307.9 million for the quarters ended December 31, 2003 and 2002, respectively. The increase primarily resulted from growth in equipment rental revenues due to improved revenue per transaction and fleet utilization, and increases in storage revenues due to increases in the quantity of rooms rented and price improvement in rooms rented.

      Net sales revenues were $36.7 million and $34.9 million for the quarters ended December 31, 2003 and 2002, respectively. The increase reflects improved sales of propane and moving support items and shifts in the mix of products sold.

      Investment income was $6.9 million and $7.3 million for the quarter ending December 31, 2003 and 2002, respectively.

      Cost of sales were $19.7 million and $18.9 million for the quarters ended December 31, 2003 and 2002, respectively. The increase is due to a shift in the mix of products sold.

      Operating expenses before inter-company eliminations were $283.9 million and $253.2 million for the quarters ended December 31, 2003 and 2002, respectively. The increase is due to an increase in insurance reserves partially offset by declines in advertising expense, telephone and other operating expense.

      Lease expense was $36.2 million and $32.3 million for the quarters ended December 31, 2003 and 2002, respectively.

      Net depreciation expense was $32.8 million and $27.9 million for the quarters ended December 31, 2003 and 2002, respectively. Depreciation from rental trucks acquired off lease and an increase in depreciation on pickups and vans caused the increase.

      Operating loss before inter-company eliminations was $10.4 million and $21.1 million for the quarters ended December 31, 2003 and 2002.

Amerco Real Estate (AREC)

      Rental revenue before inter-company eliminations was $20.1 million and $21.7 million for the quarters ended December 31, 2003 and 2002, respectively. Inter-company revenue was $15.5 and $14.8 million for the quarters ended December 31, 2003 and 2002, respectively.

      Net investment and interest income was $2.0 million and $3.1 million for the quarters ended December 31, 2003 and 2002, respectively.

      Lease expense was $3.1 million and $2.7 for the quarters ended December 31, 2003 and 2002, respectively. The increase is a result of the increase in lease expense for storage facilities.

      Net depreciation expense was $0.9 million and $1.2 million for the quarters ended December 31, 2003 and 2002, respectively.

      Operating profit before inter-company eliminations was $14.4 million and $13.9 million for the quarters ended December 31, 2003 and 2002, respectively.

Property and Casualty (RepWest)

      RepWest’s net earned premiums were $20.1 million and $40.6 million for the three months ended September 30, 2003 and 2002, respectively. General agency premiums were $13.0 million and $19.9 million for the three months ended September 30, 2003 and 2002, respectively. The decrease in 2003 is due to RepWest’s decision to exit its non-U-Haul lines. Assumed treaty reinsurance premiums were $0 and $10.6 million for the three months ended September 30, 2003 and 2002, respectively. The decrease from 2002 to 2003 is due to the cancellation of RepWest’s assumed treaty business. Rental industry earned premiums were $7.0 million and $10.0 million for the three months ended September 30, 2003 and 2002, respectively.

      Net investment income was $7.3 million and $6.2 million for the three months ended September 30, 2003 and 2002, respectively. The 2003 increase included a $2.0 million gain on sale of real estate.

      Benefits and losses incurred were $26.6 million and $31.8 million for the three months ended September 30, 2003 and 2002, respectively. The decrease is due to decreased earned premiums in all segments of RepWest’s business.

      The net amortization of deferred acquisition costs (DAC) was $4.7 million and $1.6 million for the three months ended September 30, 2003 and 2002, respectively. The increase is due to lower premiums resulting from RepWest’s decision to exit its non-U-Haul lines.

      Operating expenses were $3.5 million and $13.6 million for the three months ended September 30, 2003 and 2002, respectively. The decrease is a result of reduced commissions and general administrative expenses.

      Operating loss before tax was $7.4 million and $0.2 million for the three months ended September 30, 2003 and 2002. The increase in losses is primarily due to loss development and reserve strengthening on cancelled lines of business that were written in prior years.

      In April 2003, RepWest announced that in conjunction with the Company’s overall restructuring efforts, it is redirecting its operating focus. In particular, RepWest is exiting non-U-Haul related lines of business. Management estimates that approximately 75% and 81% of earned premium and balance sheet reserves, respectively, relate to the operations that are being discontinued. The process will be conducted in a fashion to help insure an orderly transition and minimize related costs.

Life Insurance (Oxford)

      Net premiums were $36.4 million and $40.4 million for the quarters ended September 30, 2003 and 2002, respectively. Medicare supplement premiums decreased $1.1 million as lapses on closed blocks exceeded new business. Life and annuity premiums decreased $1.3 million quarter over quarter due to a decline in new life writings. Credit insurance premiums decreased $1.3 million for the quarter as the number of accounts decreased. Other business segments had premium decreases totaling $0.3 million.

      Net investment income before inter-company eliminations decreased to $4.7 million from $5.3 million due to fewer realized gains.

      Benefits incurred were $24.4 million and $27.9 million for the quarters ended September 30, 2003, and 2002, respectively. Medicare supplement incurred benefits decreased $1.9 million due to a reduced population and better loss experience. Life insurance benefits decreased $1.3 million. Other business segments had benefits decreases totaling $0.4 million.

      Amortization of deferred acquisition costs (DAC) and the value of business acquired (VOBA) was $6.4 million and $4.6 million for the quarters ended September 30, 2003 and 2002, respectively. The increase is from increased surrender activity from the deferred annuity segment that has occurred since AMERCO’s bankruptcy filing and Oxford’s subsequent rating decline.

      Operating expenses were $6.0 million and $9.7 million for the quarters ended September 30, 2003, and 2002, respectively. Commissions have decreased $1.7 million from 2002 as new sales have declined. Fees collected from surrendered annuity policies increased $2.4 million offsetting the increases in DAC amortization. General and administrative expenses net of fees collected increased $0.5 million.

      Operating profit before tax and inter-company eliminations was $4.4 million, and $3.4 million for the quarters ending September 30, 2003, and 2002, respectively. The increase is primarily from improvements in the Medicare supplement segment.

SAC Moving and Storage

      Total revenues consist of storage rental revenues, vehicle rental commissions and net sales. Total rental revenue was $43.3 million and $39.4 million for the quarters ended December 31, 2003 and 2002, respectively. The increase is due to increased room inventory and rates.

      Net sales revenues increased to $10.5 million from $10.2 million for the quarters ended December 31, 2003 and 2002, respectively. The increase is due to higher sales volume of moving support items.

      Operating expenses before inter-company eliminations increased to $24.9 million from $24.7 million for the quarters ended December 31, 2003 and 2002, respectively. Operating expenses are relatively constant.

      Cost of sales were $4.2 million and $3.5 million for the quarters ended December 31, 2003 and 2002, respectively.

      Net depreciation expense was $5.1 million and $4.7 million for the quarters ended December 31, 2003 and 2002, respectively.

      Operating profits were $19.5 million and $16.6 million for the quarters ended December 31, 2003 and 2002, respectively.

Consolidated Group

      Interest expense was $31.2 million and $31.4 million for the quarters ended December 31, 2003 and 2002, respectively. AMERCO’s interest expense, excluding SAC, was $19.7 and $22.0 million for the quarters ended December 31, 2003 and 2002, respectively. Interest expense of SAC Holdings on third party debt was $11.4 million and $9.4 million for the quarter ended December 31, 2003 and 2002, respectively.

      Pretax loss was $32.2 million and $64.7 million for the quarters ended December 31, 2003 and 2002, respectively. After providing for income taxes, net losses were $21.7 million and $45.8 million for the quarters ended December 31, 2003 and 2002, respectively.

Nine months ended December 31, 2003 Versus Nine months Ended December 31, 2002

U-Haul Moving and Storage

      Revenues consist of rental revenues, net sales and investment earnings.

      Rental revenue was $1,220.0 million and $1,146.8 million for the nine months ended December 31, 2003 and 2002, respectively. The increase from the prior year reflects increased equipment rental revenues which can be attributed to an increase in the average dollar per transaction, improved equipment utilization, and increases in storage revenues due to an increase in the number of rooms rented and improved pricing.

      Net sales revenues were $142.4 million and $137.6 million for the nine months ended December 31, 2003 and 2002, respectively. The increase in sales reflects improved sales of propane and moving support items.

      Cost of sales were $70.1 million and $71.5 million for the nine months ended December 31, 2003 and 2002, respectively. The decrease was due to a shift in the mix of products sold.

      Operating expenses before inter-company eliminations were $817.8 million and $824.3 million for the nine months ended December 31, 2003 and 2002, respectively. Decreases in advertising, telephone, utility and other operating expenses caused the decrease.

      Lease expense was $110.8 million and $120.4 million for the nine months ended December 31, 2003 and 2002, respectively. The decrease is due to a decrease in the number of trucks leased.

      Net depreciation expense was $93.7 million and $83.9 million for the nine months ended December 31, 2003 and 2002, respectively. Depreciation from rental trucks acquired off lease, an increase in depreciation on pickups and vans, and increased losses on disposition of fixed assets is responsible for the increase in net depreciation expense.

      Operating profit before inter-company eliminations was $153.8 million and $63.4 million for the nine months ended December 31, 2003 and 2002, respectively.

Amerco Real Estate (AREC)

      Rental revenue before inter-company eliminations was $50.3 million and $51.4 million for the nine months ended December 31, 2003 and 2002, respectively. Inter-company revenue was $45.7 and $45.1 million for the nine months ended December 31, 2003 and 2002, respectively.

      Net investment and interest income was $6.0 million and $8.0 million for the nine months ended December 31, 2003 and 2002, respectively.

      Lease expense was $10.7 million and $7.5 for the nine months ended December 31, 2003 and 2002, respectively. The increase is a result of the increase in lease expense for storage facilities.

      Net depreciation expense was $5.1 million and $5.4 million for the nine months ended December 31, 2003 and 2002, respectively.

      Operating profit before inter-company eliminations was $40.5 million and $41.5 million for the nine months ended December 31, 2003 and 2002, respectively.

Property and Casualty (RepWest)

      RepWest’s earned premiums were $78.2 million and $126.9 million for the nine months ended September 30, 2003 and 2002, respectively. General agency premiums were $56.4 million and $68.5 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in 2003 is due to RepWest exiting its non-U-Haul related lines. Assumed treaty reinsurance premiums were $2.1 million and $29.1 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease from 2002 to 2003 is due to the cancellation of RepWest’s assumed treaty business. Rental industry earned premiums were $19.7 million and $29.2 million for the nine months ended September 30, 2003 and 2002, respectively. The 2003 decrease was from a change in policy structure on U-Haul business effective April 1, 2003.

      Net investment income was $19.2 million and $21.5 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease is attributable to lower average invested assets.

      Benefits and losses incurred were $89.6 million and $111.7 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease is primarily due to decreased earned premiums in all segments of the RepWest’s business, which was offset partially by the reserve strengthening on discontinued lines.

      The net amortization of deferred acquisition costs (DAC) were $11.8 million and $13.2 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease is due to RepWest’s decreased earned premiums.

      Operating expenses were $17.8 million and $26.2 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease is due to reduced general administrative expenses, as a result of the discontinuance of non-related U-Haul lines.

      Operating loss before tax was $21.8 million and $2.8 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in the loss is due to further loss development and reserve strengthening on cancelled lines of business that were written in prior years.

      In April 2003, RepWest announced that in conjunction with the Company’s overall restructuring efforts, it is redirecting its operating focus. In particular, RepWest is exiting non-U-Haul related lines of business. Management estimates that approximately 75% and 81% of earned premium and balance sheet reserves, respectively, relate to the operations that are being discontinued. The process will be conducted in an orderly fashion to help minimize related costs.

Republic Western Business Breakdown

	Net Earned Premium	Net Earned Premium	Outstanding	Outstanding
	Nine Months Ended	Nine Months Ended	Reserves at	Reserves at
	September 30,	September 30,	September 30,	September 30,
Insurance Line	2003	2002	2003	2002

		(In thousands)
AMERCO Related Business:
U-Haul business	$266	$9,469	$70,224	$85,197
Safestor, Safetow, Safemove	11,995	11,531	2,596	2,698
Storage	4,470	4,953	5,712	6,871
NAFCIC	3,018	3,293	3,249	3,628

Total	19,749	29,246	81,781	98,394

Non-AMERCO Related Business:
Agency	56,366	68,537	277,924	227,776
Assumed business	2,132	29,093	63,019	73,278

Total	58,498	97,630	340,943	301,054

Total RepWest	$78,247	$126,876	$422,724	$399,448

Life Insurance (Oxford)

      Net premiums were $112.9 million and $121.1 million for the nine months ended September 30, 2003 and 2002, respectively. Life insurance premium and annuitizations decreased $2.8 million from the same period in 2002. Credit insurance premiums decreased $3.6 million for the nine months. Other business segments had premium decreases totaling $1.9 million.

      Net investment income before inter-company eliminations was $15.4 million and $13.0 million for the nine months ended September 30, 2003 and 2002, respectively. This is primarily due to fewer other than temporary decline write-downs in the bond portfolio offset by reduced investment yields and a lower invested asset base.

      Benefits incurred were $80.2 million and $88.4 million for the nine months ended September 30, 2003 and 2002, respectively. Medicare supplement incurred benefits decreased $4.7 million and credit life and disability decreased $1.8 million from reduced populations and improved loss experience. Other segments had benefit decreases totaling $1.7 million.

      Amortization of deferred acquisition cost (DAC) and the value of business acquired (VOBA) was $17.0 million and $14.7 million for the nine months ended September 30, 2003 and 2002, respectively. The increase is primarily due to surrender activity from the deferred annuity segment that has occurred since AMERCO’s bankruptcy filing and Oxford’s subsequent rating decline.

      Operating expenses were $23.2 million and $29.6 million for the nine months ended September 30, 2003, and 2002, respectively. Commission expenses decreased $2.0 million as new sales declined. Fees collected from annuity policies that surrendered increased $3.2 million offsetting the increases in DAC amortization. General and administrative expenses net of fees collected decreased $1.2 million.

      Operating profit before tax and inter-company eliminations was $7.8 million and $1.4 million for the nine months ended September 30, 2003 and 2002, respectively. The improvement is due to fewer write-downs of bonds and from better loss experience in the Medicare supplement segment.

SAC Moving and Storage

      Total revenues consist of storage rental revenues, vehicle rental commissions and net sales. Total rental revenue was $127.4 million and $123.8 million for the nine months ended December 31, 2003 and 2002, respectively.

      Net sales revenues were $39.6 million and $38.1 million for the nine months ended December 31, 2003 and 2002, respectively. Propane and hitch sales accounted for the increase.

      Operating expenses before inter-company eliminations were $81.5 million and $74.9 million for the nine months ended December 31, 2003 and 2002, respectively. Increased expenses were the result of increased payroll, advertising, property tax expenses, and liability insurance.

      Cost of sales increased to $16.9 million from $16.0 million for the nine months ended December 31, 2003 and 2002, respectively. This increase was due to increased sales volume.

      Net depreciation expense was $16.0 million and $14.5 million for the nine months ended December 31, 2003 and 2002, respectively. The increase is due to an increased loss on disposal of assets.

      Operating profits were $52.6 million and $56.5 million for the nine months ended December 31, 2003 and 2002, respectively.

Consolidated Group

      Interest expense was $92.8 million and $86.3 million for the nine months ended December 31, 2003 and 2002, respectively. AMERCO’s interest expense was $60.4 and $54.1 million for the nine months ended December 31, 2003 and 2002, respectively. AMERCO’s interest expense increased despite lower overall average debt outstanding due to an increase in the average cost of debt resulting from default interest. Interest expense of SAC Holdings on third party debt was $32.5 million and $32.2 million for the nine months ended December 31, 2003 and 2002, respectively.

      Pretax earnings were $80.7 million and $6.9 million for the nine months ended December 31, 2003 and 2002, respectively. After providing for income taxes, net earnings were $50.1 million and $0.1 million for the nine months ended December 31, 2003 and 2002, respectively.

Liquidity and Capital Resources

      The matters described in “Liquidity and Capital Resources” to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 case. That proceeding involves, or may result in, various restrictions on the Company’s activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom the Company may conduct or seek to conduct business.

      Generally, under the Bankruptcy Code, most of a debtor’s liabilities must be satisfied in full in order to preserve the value of the debtor’s preferred and common stock. The rights and claims of the Company’s various creditors and security holders will be determined by the plan of reorganization filed by AMERCO. Although AMERCO expects to consummate a “full value” plan of reorganization that provides creditors with a combination of cash and new debt securities equal to the full amount of their allowed claims and also preserves the value of AMERCO’s common and preferred stock, no assurance can be given as to what values will be ascribed in the bankruptcy proceedings to each of these constituencies.

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

      During each of the fiscal years ending March 31, 2004, 2005 and 2006, U-Haul estimates gross capital expenditures will average approximately $150 million to maintain the rental fleet at current levels. Management estimates that U-Haul will fund these requirements with leasing, internally generated funds and proceeds from the sale of trucks and surplus assets. The level of capital expenditures may be affected by the amount of internally generated funds and proceeds from the sale of assets.

Amerco Real Estate (AREC)

      At December 31, 2003, Real Estate had $101.5 million of notes and loans payable due in less than one year and its accounts payable and accrued expenses total $4.0 million. Real Estate financial assets (cash, receivables, inventories, and short term investments) at December 31, 2003 were $14.6 million.

Property and Casualty (RepWest)

      At September 30, 2003, RepWest had no notes and loans due in less than one year and its accounts payable and accrued expenses were $1.4 million. RepWest’s financial assets (cash, receivables, inventories, short-term investments and fixed maturities) at September 30, 2003 were $545.0 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies.

      RepWest’s cash and cash equivalents and short-term investment portfolio were $61.2 million and $29.6 million at September 30, 2003, and 2002, respectively.

      Stockholder’s equity was $174.9 million and $213.1 million at September 30, 2003, and 2002, respectively. RepWest considers current stockholder’s equity to be adequate to absorb unforeseen risk events.

Life Insurance (Oxford)

      At September 30, 2003, Oxford had no notes and loans payable due in less than one year and its accounts payable and accrued expenses total $0.7 million. Life Insurance financial assets (cash, receivables, inventories, short-term investments, other investments, and fixed maturities) at September 30, 2003 were $873.8 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies.

      In addition to cash flows from operating and financing activities, a substantial amount of liquid funds is available through Oxford’s short-term portfolio. At September 30, 2003, and 2002 short-term investments amounted to $122.9 million, and $38.4 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

      Stockholder’s equity increased to $117.2 million from $104.3 million in 2002. The increase from 2002 is a result of earnings and changes in market value for the available for sale investment portfolio.

      Oxford is in compliance with the NAIC minimum risk-based capitalization (RBC) requirements.

SAC Moving and Storage

      SAC Holdings operations are funded by various mortgage loans and unsecured notes, with interest rates ranging from 5.0% to 13.0%. SAC Holdings does not utilize revolving lines of credit to finance its operations or acquisitions. Certain of SAC Holdings’ agreements contain restrictive covenants and restrictions on incurring additional subsidiary indebtedness. At December 31, 2003, SAC Holdings was in compliance with all of these covenants.

      At December 31, 2003, SAC Holdings’ notes and loans payable due in less than one year total $32.9 million and its accounts payable and accrued expenses total $46.2 million. SAC Holdings’ financial assets (cash, receivables, inventories, and short term investments) at December 31, 2003 were $8.8 million. Because AMERCO does not have any equity ownership in SAC Holdings (other than investments made by RepWest and Oxford in a SAC Holdings-controlled limited partnership which holds Canadian self-storage properties), these assets are not available to meet the obligations of AMERCO.

      At December 31, 2003, total outstanding notes and mortgages payable for SAC Holdings and consolidated subsidiaries, before inter-company eliminations were $990.1 million as compared to $983.2 million at March 31, 2003. SAC Holdings’ creditors have no recourse to AMERCO. AMERCO is not liable for the debts of SAC Holdings. Further, there are no cross default provisions on indebtedness between AMERCO and SAC Holdings.

      At December 31, 2003, total outstanding notes and mortgages payable for AMERCO and wholly owned subsidiaries was $957.0 million compared to $954.9 million at March 31, 2003.

Credit Agreements

      AMERCO’s operations were previously funded by various credit and financing arrangements, including unsecured long-term borrowings, unsecured medium-term notes and revolving lines of credit with domestic and foreign banks. To finance its fleet of trucks and trailers, U-Haul routinely enters into leasing transactions. As of December 31, 2003, AMERCO had $957.0 million in total notes and loans outstanding.

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

      On October 15, 2002, AMERCO failed to make a $100 million principal payment due to the Series 1997-C Bond Backed Asset Trust. On that date, AMERCO also failed to pay a $26.5 million obligation to Citibank and Bank of America in connection with the BBATs. As a result of the foregoing, AMERCO is in default with respect to its other credit arrangements that contain cross-default provisions, including its Revolver. In addition to the cross-default under the Revolver, AMERCO is also in default under that agreement as a result of its failure to obtain incremental net cash proceeds and/or availability from additional financings in the aggregate amount of at least $150 million prior to October 15, 2002. In addition, Amerco Real Estate Company has defaulted on a $100 million loan by failing to grant mortgages required by the loan agreement in a timely manner. The obligations of AMERCO currently in default (either directly or as a result of a cross-default) are approximately $1,121.2 million.

Support Agreements

      In February 1997, AMERCO, through its insurance subsidiaries, made an equity investment in Private Mini. During 1997, Private Mini secured a line of credit in the amount of $225 million with a financial institution, which was subsequently reduced in accordance with its terms to $125 million in December 2001. Under the terms of this credit facility AMERCO entered into a support party agreement with Private Mini and the financial institution whereby upon certain defaults or noncompliance with debt covenants by Private Mini, AMERCO could be required to assume responsibility in fulfilling all payment obligations and certain covenant obligations related to this credit facility. Private Mini defaulted on the credit facility due to AMERCO’s default under the support party agreement, which support party agreement default was triggered by virtue of cross-defaults to certain other AMERCO obligations. Additionally, Private Mini defaulted under the credit facility by virtue of non-payment of the outstanding balance at maturity. In December 2002, the financing institution exercised its option to require AMERCO to purchase all commitments under the credit facility. In March, 2003 AMERCO and the financial institution entered a standstill agreement with respect to this obligation, which standstill agreement expired by its terms on April 30, 2003. Since April 30, 2003, the financial institution has not re-issued any default notices to AMERCO with respect to this obligation or otherwise required AMERCO to purchase all commitments under the credit facility. AMERCO has not purchased any commitments under the credit facility and, as of December 31, 2003, AMERCO has recorded a liability for the $55 million remaining balance under the credit facility with a corresponding increase to its receivable from Private Mini.

      In February 2003, an entity affiliated with Private Mini closed on a $255 million financing and $70 million of these proceeds were used to pay down the $125 million line of credit described above. The aggregate amount of support provided by AMERCO remains unchanged at $125 million ($55 million to the lenders under the Amended and Restated loan agreement with the 1997 lenders and $70 million under the new $255 million financing). Under the terms of the support party agreement for the $255 million financing, following certain events of default, AMERCO would assume responsibility for $70 million of the obligations under this financing. AMERCO has recorded a liability for the $70 million obligation with a corresponding increase to its receivable from Private Mini. In June 2003, AMERCO’s insurance subsidiaries sold their equity interest in Private Mini to SAC Holding.

Bankruptcy Filing

      On June 20, 2003 (the “Petition Date”), AMERCO filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court, District of Nevada (the “Bankruptcy Court”) (Case No. 0352103). AMERCO continues to manage its properties and operate its businesses as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. In general, as debtor-in-possession, AMERCO is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Specific information pertaining to the bankruptcy filing may be obtained from the website www.amerco.com. The consolidated financial statements do not include any adjustments to reflect future effects on the recoverability and classification of assets or the amount and classification of liability that might result from these uncertainties. The Company’s independent auditors qualified their opinion on the Company’s March 31, 2003 financial statements by including an explanatory paragraph in which they expressed substantial doubt about the Company’s ability to continue as a going concern.

      On October 6, 2003, AMERCO filed its Plan of Reorganization and Disclosure Statement with the Bankruptcy Court. On November 26, 2003, AMERCO filed an Amended Plan of Reorganization (the “Plan”). On December 12, 2003, the Bankruptcy Court approved AMERCO’s Disclosure Statement. On February 2, 2004, the Bankruptcy Court confirmed the Plan contingent upon completion of documentation and agreements acceptable to the involved parties and the submission of proposed findings of fact and conclusions of law and a confirmation order acceptable to all involved parties. AMERCO expects that by fiscal year end (i) it will satisfy the above contingencies and (ii) the Bankruptcy Court will execute a confirmation order. The confirmation order will become final if it is not appealed within ten days after entry and AMERCO intends to proceed to implement the Plan and emerge from bankruptcy as soon as possible thereafter.

DIP Facility

      The DIP Facility consists of a $300 million credit facility with an interest rate option of LIBOR plus 3.5% or the prime rate plus 1.0%. The DIP Facility will mature on the earlier of (i) 12 months following the Bankruptcy Court’s order approving the facility; (ii) ten days following the date of entry of an order confirming AMERCO’s plan of reorganization; or (iii) the conversion of the Chapter 11 case to a case under Chapter 7. In order to facilitate a drawing on the DIP Facility, Real Estate filed for Chapter 11. This filing was needed to facilitate granting security to the lending group in the real estate assets owned by Real Estate. The DIP Facility was approved by the Bankruptcy Court on September 26, 2003.

      On August 14, 2003, the Bankruptcy Court approved the use of $56 million of DIP Facility proceeds to reduce the amount outstanding under the Revolver and to pay financing fees.

      The terms of the DIP Facility include covenants that require AMERCO to maintain agreed upon minimum levels of EBITDA, EBITDAR and fixed charge coverage ratios. The DIP Facility also contains a limitation on capital expenditures. All such financial covenants are tested monthly. Other customary covenants (both positive and negative) are included in the DIP Facility.

      In addition, AMERCO has entered into a restructuring agreement with the revolver lenders and a Plan Support Agreement with the Official Committee of Unsecured Creditors. Amerco Real Estate Company has entered into a restructuring agreement with the holders of $100 million of its notes. Both agreements govern the consensual treatment of such creditors under AMERCO’s Plan of Reorganization and such creditors have supported confirmation of the Plan.

SAC Holdings

      SAC Holdings intends to meet its current debt obligations through cash flows, generated from its operating activities. SAC Holdings intends to continue to purchase storage properties during the next year using financing arrangements.

Consolidated Group

      At December 31, 2003, total outstanding notes and mortgages payable for AMERCO and consolidated subsidiaries was $957.0 million compared to $954.9 million at March 31, 2003. The Company’s total of cash, cash equivalents and short-term investments was $136.9 million at December 31, 2003, compared to $66.8 million at March 31, 2003. At December 31, 2003, total outstanding notes and mortgages payable for SAC Holdings and consolidated subsidiaries, before inter-company eliminations were $990.1 million as compared to $983.2 million at March 31, 2003. SAC Holdings’ creditors have no recourse to AMERCO. AMERCO is not liable for the debts of SAC Holdings.

      Due to the defaults and various cross defaults, the consolidated group has notes, loans and lease obligations due in one year of $1.1 billion. The group also had accounts payable and accrued expenses of $359.2 million. Liquid assets for the group totaled $431.4 million.

Cash Provided by Operating Activities

U-Haul Moving and Storage

      Cash provided by operating activities was $115.2 million and $78.0 million for the nine months ended December 31, 2003 and 2002, respectively. The increase is due to improved earnings.

Amerco Real Estate (AREC)

      Cash used by operating activities was $1.2 million and $90.8 million for the nine months ended December 31, 2003 and 2002, respectively. The decrease in cash used is from a reduction in acquisitions and construction.

Property and Casualty (RepWest)

      Cash flows used by operating activities were $55.6 million and $45.1 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in 2003 over 2002 is a result of an increase in reinsurance recoverables. The overall use of cash for operating activities is a result of the company exiting non-U-Haul lines, and reducing unearned premium and losses associated with the exit.

Life Insurance (Oxford)

      Cash provided/(used) by operating activities was $11.8 million and ($19.0) million for the nine months ended September 30, 2003 and 2002, respectively. The increase in cash flows from operating activities in 2003 related to $7.0 million less of federal income taxes paid, $10.0 million less in commissions paid, and the timing of the collection of receivables.

SAC Moving and Storage

      Cash flows provided by operating activities were $1.2 million and $4.7 million for the nine months ended December 31, 2003 and 2002, respectively.

Consolidated Group

      Cash provided by operating activities was $151.2 million and $147.7 million for the nine months ended December 31, 2003 and 2002, respectively.

      At December 31, 2003, total outstanding notes and mortgages payable for AMERCO and wholly owned subsidiaries was $957.0 million compared to $954.9 million at March 31, 2003. At December 31, 2003, total outstanding notes and mortgages payable for SAC Holdings and consolidated subsidiaries was $990.1 million compared to $983.2 million at March 31, 2003. SAC Holdings’ securitized loan agreements have no guarantees, or triggers that could create a guarantee, from AMERCO.

      AMERCO does not have any ownership interest in SAC Holdings or its subsidiaries, except for investments made by RepWest and Oxford in a SAC Holdings controlled limited partnership which holds Canadian self-storage properties. The presentation of the consolidated statements has no bearing on the credit agreements or the operations of either AMERCO or SAC Holdings.

Disclosures About Contractual Obligations and Commercial Commitments

	Payments due by Period (as of December 31, 2003)

		Prior to	01-01-05	01-01-07	01-01-09 and
Financial Obligations	Total	12-31-04	12-31-06	12-31-08	thereafter

	(In thousands)
AMERCO’s notes and loans	$957,002	$957,002	$—	$—	$—
AMERCO’s operating leases	604,904	377,673	169,207	53,964	4,060
SAC Holdings’ financed lease obligations	122,238	122,238	—	—	—
SAC Holdings’ notes and loans	867,842	32,851	14,803	18,100	802,088
Elimination of SAC Holdings’ Obligations to AMERCO	(403,521)	—	—	—	(403,521)

Total Contractual Obligations	$2,148,465	$1,489,764	$184,010	$72,064	$402,627

      As discussed above and in Part II, Item 3 “Defaults Upon Senior Securities”, on October 15, 2002 we defaulted on our BBATs and related obligations. This default triggered cross-default provisions in most of AMERCO’s other debt agreements. As a result, approximately $1,121.2 million of AMERCO’s contractual obligations and commercial commitments listed below are classified as current.

(In millions)

Bank of Montreal synthetic lease	$149.0
Citibank synthetic lease	101.7
3yr Credit Agreement	153.8
Amerco Real Estate Notes	100.0
’03 Notes	175.0
’05 Notes	200.0
Medium Term Notes	109.5
BBAT	100.0
Bank of America Obligation (BBAT)	11.3
Citicorp Obligation (BBAT)	15.3
Bank of America Swap	2.1
JP Morgan Swap	3.5

$1,121.2

      Following its emergence from bankruptcy, AMERCO expects its debt structure, excluding the synthetic leases and the indebtedness of SAC Holdings, to be as follows:

(In millions)

Revolver Due 2009 (total availability)	$200.0
Term Loan Due 2009.	350.0
Term Note Due 2009.	200.0
Term Note Due 2011.	144.5

$894.5

      The aggregate principal amount of SAC Holdings indebtedness will remain substantially unchanged following AMERCO’s emergence from bankruptcy.

Risk Factors

AMERCO has filed for protection under Chapter 11 of the Bankruptcy Code

      On June 20, 2003, AMERCO filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. AMERCO’s subsidiaries were not included in the initial filing. However, on August 13, 2003, Amerco Real Estate Company filed for protection under Chapter 11. AMERCO is continuing to manage its properties and operate its businesses as “debtor-in-possession in” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. In order to exit Chapter 11 successfully, AMERCO will need to obtain confirmation by the Bankruptcy Court of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. Although AMERCO has filed a “full-value” plan of reorganization that provides creditors with a combination of cash and new debt securities equal to the full amount of their allowed claims as well as AMERCO’s emergence from bankruptcy as a going concern, there can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Court or that any such plan will be implemented successfully.

      The Company’s future results depend on the timely and successful confirmation and implementation of a plan of reorganization. The rights and claims of various creditors and security holders will be determined by the plan as well. Although AMERCO has filed and plans to consummate a “full value” plan of reorganization that provides creditors with a combination of cash and new debt securities equal to the full amount of their allowed claims and also preserves the value of AMERCO’s common and preferred stock, no assurance can be given as to what values will be ascribed in the bankruptcy proceedings to each of these constituencies. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of such securities and claims.

The terms of AMERCO’s credit facility and the indentures relating to notes to be issued to AMERCO’s existing creditors may restrict our current and future operations

      AMERCO’s credit facility and the indentures to be entered into contemporaneous with our emergence from bankruptcy, contain a number of restrictive covenants that will impose significant operating and financial restrictions on us. Our failure to comply with such covenants, including as a result of events beyond our control, could result in an event of default which could materially and adversely affect our operating results and our financial condition. If there were an event of default under our contemplated debt instruments, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure you that our assets, refinance proceeds or cash flow would be sufficient to fully repay borrowings under such debt instruments, either upon maturity or, if accelerated, upon an event of default. In addition, any event of default or declaration of acceleration under one debt instrument would likely also result in an event of default under one or more of our other future debt instruments.

We operate in a highly competitive industry

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

Control of AMERCO remains in the hands of a small contingent

      As of December 31, 2003, Edward J. Shoen, Chairman of the Board of Directors and President of AMERCO, James P. Shoen, a director of AMERCO, and Mark V. Shoen, an executive officer of AMERCO, collectively own 8,689,933 shares (approximately 42.4%) of the outstanding common shares of AMERCO. Accordingly, Edward J. Shoen, Mark V. Shoen and James P. Shoen will be in a position to continue to influence the election of the members of the Board of Directors and approval of significant transactions. In addition, 2,372,002 shares (approximately 11.7%) of the outstanding common shares of AMERCO, including shares allocated to employees and unallocated shares, are held by our Employee Savings and Employee Stock Ownership Trust.

Our operations subject us to numerous environmental regulations and the possibility that environmental liability in the future could adversely affect our operations

      Compliance with environmental requirements of federal, state and local governments significantly affects our business. Among other things, these requirements regulate the discharge of materials into the water, air and land and govern the use and disposal of hazardous substances. Under environmental laws, we can be held strictly liable for hazardous substances that are found on real property we have owned or operated. We are aware of issues regarding hazardous substances on some of our real estate and we have put in place a remedial plan at each site where we believe such a plan is necessary. We regularly make capital and operating expenditures to stay in compliance with environmental laws. In particular, we have managed a testing and removal program since 1988 for our underground storage tanks. Under this program, we spent $43.7 million between April 1988 and March 31, 2003. Despite these compliance efforts, risk of environmental liability is part of the nature of our business.

      Environmental laws and regulations are complex, change frequently and could become more stringent in the future. We cannot assure you that future compliance with these regulations or future environmental liabilities will not have a material adverse effect on our business.

Our business is seasonal

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

We obtain our rental trucks from a limited number of manufacturers

      In the last ten years, we purchased all of our rental trucks from Ford and General Motors. Although we believe that we have alternative sources of supply for our rental trucks, termination of one or more of our relationships with any of these suppliers could have a material adverse effect on our business, financial condition or results of operations.

Our property and casualty insurance business has suffered extensive losses

      Our property and casualty insurance business, RepWest, has reported losses totaling approximately $135 million since January 1, 2000. These losses are primarily attributable to business lines that were unprofitable as underwritten. To restore profitability in RepWest, we are exiting all non-U-Haul related lines and the exit may result in near term losses as these lines are eliminated. Although we believe the changes will have a positive impact on the financial position of RepWest, we cannot assure you that we will be successful in returning RepWest to sustained profitability. Our inability to sustain profitability could have a material adverse effect on our earnings and financial position.

Our insurance businesses suffered downgrades in their ratings from national insurance company rating agencies

      A.M. Best has downgraded RepWest and Oxford. These downgrades have affected their standing in the insurance industry and caused their premiums to decrease. Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. A.M. Best ratings reflect its opinion of an insurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. The A.M. Best ratings are C for RepWest and C+ for Oxford.

Notes receivable from SAC Holdings are a significant portion of AMERCO’S total assets

      At December 31, 2003, we held $403.5 million of mortgage loans and notes due from SAC Holdings. Although these assets have been eliminated in the consolidated financial statements, we have significant economic exposure to SAC Holdings. SAC Holdings is highly leveraged with total outstanding indebtedness and other obligations of $990.1 million at December 31, 2003. We hold various unsecured notes of SAC Holdings. If SAC Holdings are unable to meet their obligations to their senior lenders, it could trigger a default on their obligations to us. In such an event of default, we could suffer a significant loss to the extent the value of the underlying collateral on our loans to SAC Holdings is inadequate to repay SAC Holdings’ senior lenders and us. We cannot assure you that SAC Holdings will not default on their loans to their senior lenders or that the value of SAC Holdings’ assets upon liquidation would be sufficient to repay us in full.

AMERCO is a holding company and is dependent on its subsidiaries for cash flow

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

We face risk related to an SEC investigation and securities litigation

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

Our common stock may be delisted from the NASDAQ Stock Market

      On June 24, 2003, we received a letter from NASDAQ indicating that, in light of AMERCO’s recent Chapter 11 filing, a NASDAQ Listing Qualifications Panel (the “Panel”) would consider such filing and associated concerns in rendering a determination regarding AMERCO’s listing status. NASDAQ has requested, and we have provided, information regarding the Chapter 11 filing and the anticipated effect of the filing on the shareholders of AMERCO. On September 12, 2003, AMERCO received a letter from Nasdaq indicating that the Panel has determined to continue the listing of AMERCO’s common stock on Nasdaq provided that on or before February 27, 2004, AMERCO submits documentation to Nasdaq evidencing that its plan of reorganization has been confirmed by the bankruptcy court and on or before March 15, 2004, AMERCO submits documentation to Nasdaq evidencing its emergence from bankruptcy. In addition to the foregoing, AMERCO must comply with all other requirements for continued listing on Nasdaq and must timely file all periodic reports with the SEC for all periods ending on or before June 30, 2004, without the benefit of any extensions provided pursuant to Exchange Act Rule 12b-25. Although we intend to take all actions available to maintain our Nasdaq listing, there can be no assurance that AMERCO will be able to do so.

RepWest has consented to an Order of Supervision issued by the Arizona Department of Insurance

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

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

      We maintain disclosure controls procedures, which are designed to ensure that information related to AMERCO and its subsidiaries and SAC Holdings and their subsidiaries, is disclosed in our public filings in a timely manner. In response to recent legislation and new SEC regulations, we reviewed our internal control structure and our disclosure controls and procedures. We believe our disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations.

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

Changes in Internal Control Over Financial Reporting

      During the period covered by this report we made no change in our internal control over financial reporting which may materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

      On July 20, 2000, Charles Kocher (“Kocher”) filed suit in Wetzel County, West Virginia, Civil Action No. 00-C-51-K, entitled Charles Kocher v. Oxford Life Insurance Co. (“Oxford”) seeking compensatory and punitive damages for breach of contract, bad faith and unfair claims settlement practices arising from an alleged failure of Oxford to properly and timely pay a claim under a disability and dismemberment policy. On March 22, 2002, the jury returned a verdict of $5 million in compensatory damages and $34 million in punitive damages. On November 5, 2002, the trial court entered an Order (“Order”) affirming the $39 million jury verdict and denying Oxford’s motion for New Trial Or, in The Alternative, Remittitur. Oxford has perfected its appeal to the West Virginia Supreme Court. Oral argument on the appeal petition occurred on September 9, 2003. On September 10, 2003, the West Virginia Supreme Court granted in part, Oxford’s petition. On January 27, 2004, the matter was argued before the West Virginia Supreme Court and taken under advisement. Management does not believe that the Order is sustainable and expects the Order to be overturned by the West Virginia Supreme Court, in part because the jury award has no reasonable nexus to the actual harm suffered by Kocher. The Company has accrued $725,000, which represents management’s best estimate of the costs associated with legal fees to appeal and re-try the case and the Company’s uninsured exposure to an unfavorable outcome.

      As previously discussed, on June 20, 2003, AMERCO filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. As debtor-in-possession, AMERCO is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As of the Petition Date, virtually all pending litigation against AMERCO is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against AMERCO. The automatic stay, however, does not apply to AMERCO’s subsidiaries, other than

Amerco Real Estate Company, which filed for protection under Chapter 11, on August 13, 2003. On October 6, 2003, AMERCO filed its Plan of Reorganization and Disclosure Statement with the Bankruptcy Court. On November 26, 2003, AMERCO filed an Amended Plan of Reorganization (the “Plan”). On December 12, 2003, the Bankruptcy Court approved AMERCO’s Disclosure Statement. On February 2, 2004, the Bankruptcy Court confirmed the Plan contingent upon completion of documentation and agreements acceptable to the involved parties and the submission of proposed findings of fact and conclusions of law and a confirmation order acceptable to all involved parties. AMERCO expects that by fiscal year end (i) it will satisfy the above contingencies and (ii) the Bankruptcy Court will execute a confirmation order. The confirmation order will become final if it is not appealed within ten days after entry and AMERCO intends to proceed to implement the Plan and emerge from bankruptcy as soon as possible thereafter.

      The Securities and Exchange Commission (“SEC”) has issued a formal order of investigation to determine whether the Company has violated the Federal securities laws. On January 7, 2003, the Company received the first of several subpoenas issued by the SEC to the Company. SAC Holdings, the Company’s current and former auditors, and others have also received one or more subpoenas relating to this matter. The Company is cooperating fully with the SEC and is facilitating the expeditious review of its financial statements and any other issues that may arise. The Company has produced a large volume of documents and other materials in response to the subpoenas, and the Company is continuing to assemble and produce additional documents and materials for the SEC. Although the Company has fully cooperated with the SEC in this matter and intends to continue to fully cooperate, the SEC may determine that the Company has violated Federal securities laws. We cannot predict when this investigation will be completed or its outcome. If the SEC makes a determination that we have violated Federal securities laws, we may face sanctions, including, but not limited to, significant monetary penalties and injunctive relief.

      The United States Department of Labor (“DOL”) is presently investigating whether there were violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) involving the AMERCO Employee Savings, Profit Sharing, and Employee Stock Ownership Plan (the “Plan”). The DOL has interviewed a number of Company representatives as well as the Plan fiduciaries and has issued a subpoena to the Company and a subpoena to SAC Holdings. One of the issues raised by the DOL relates to the release of shares from the Plan’s loan suspense account. The Company believes that it has resolved this particular issue by contributing additional shares. At the present time, the Company is unable to determine whether the DOL will assert any other claims against the Company, SAC Holdings, or the Plan fiduciaries. The DOL has asked AMERCO and its current directors as well as the Plan Trustees to sign an agreement tolling the statute of limitations with respect to any claims arising out of certain transactions between AMERCO or any affiliate of AMERCO and SAC Holdings or any of its affiliates and such persons have done so. The DOL has not advised the Company that it believes that any other violations of ERISA have in fact occurred. Instead, the DOL is simply investigating potential violations. The Company intends to defend its position. The Company also intends to take any corrective action that may be needed in light of the DOL’s ultimate findings. Although the Company has fully cooperated with the DOL in this matter and intends to continue to fully cooperate, the DOL may determine that the Company has violated ERISA. In that event, the Company may face sanctions, including, but not limited to, significant monetary penalties and injunctive relief.

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

$1,121.2

      (b) AMERCO has not paid the December 1, 2002 and any of the 2003 quarterly dividend payments to holders of its Series A 8.5% Preferred Stock. No assurance can be given as to when or whether the payment of the deferred preferred stock dividends will be made. The total amount of Series A 8.5% Preferred Stock dividends in arrears is $16.2 million. However, on February 4, 2004, AMERCO declared a regular quarterly dividend on the Series A 8 1/2 Preferred Stock. The dividend is payable on March 1, 2004 subject to the Bankruptcy Court execution of the findings of fact, conclusions of law, and order confirming Debtors’ First Amended Joint Plan of Reorganization. AMERCO anticipates resumption of Preferred Stock cash dividends on a quarterly basis going forward and will address the deferred dividend payments subsequent to its emergence from bankruptcy.

Item 4.	Submission of Matters to a Vote of Security Holders

      The 2003 Annual Meeting of Stockholders was held on November 7, 2003. At the 2003 Annual Meeting of Stockholders, John P. Brogan and James J. Grogan were elected to serve until the 2007 Annual Meeting of Stockholders. Edward J. Shoen and M. Frank Lyons continue as directors with terms that expires at the 2004 Annual Meeting of Stockholders; John M. Dodds and James P. Shoen continue as directors with terms that expire at the 2005 Annual Meeting of Stockholders; and William E. Carty and Charles J. Bayer continue as directors with terms that expire at the 2006 Annual Meeting of Stockholders. The following table sets forth the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes with respect to each matter voted on at the 2003 Annual Meeting of Stockholders.

Matters Submitted To a Vote

	Votes Cast For	Votes Cast Against	Withheld	Abstentions	Non-Votes

Election of Directors
John P. Brogan	18,565,109	52,211	1,108,024	—	—
James J. Grogan	18,566,062	54,131	1,105,151	—	—

Item 5.     Other Information

      For inclusion in the proxy statement and form of proxy relating to the 2004 Annual Meeting of Stockholders, a proposal intended for presentation at that meeting must be submitted in accordance with the applicable rules of the Securities and Exchange Commission and received by the Secretary of AMERCO, c/o U-Haul International, Inc., 2721 North Central Avenue, Phoenix, Arizona 85004, on or before June 3,

2004. Proposals to be presented at the 2004 Annual Meeting of Stockholders that are not intended for inclusion in the proxy statement and form of proxy must be submitted by that date and in accordance with the applicable provisions of the Company’s By-Laws, a copy of which is available upon written request, delivered to the Secretary of AMERCO at the address in the preceding sentence. The Company suggests that proponents submit their proposals to the Secretary of AMERCO by Certified Mail-Return Receipt Requested.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
No.	Description

2.1	Joint Plan of Reorganization of AMERCO and Amerco Real Estate Company(1)
2.2	Disclosure Statement Concerning the Debtors’ Joint Plan of Reorganization(1)
2.3	Amended Joint Plan of Reorganization of AMERCO and Amerco Real Estate Company
2.4	Disclosure Statement Concerning the Debtors’ First Amended Joint Plan of Reorganization
3.1	Restated Articles of Incorporation of AMERCO(2)
3.2	Restated By-Laws of AMERCO(3)
3.3	Restated Articles of Incorporation of U-Haul International, Inc.(4)
3.4	Bylaws of U-Haul International, Inc.(4)
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO and U-Haul International, Inc.
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Gary B. Horton, Treasurer of AMERCO and Assistant Treasurer of U-Haul International, Inc.
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of U-Haul International, Inc. pursuant to Section 906 if the Sarbanes-Oxley Act of 2002
32.2	Certificate of Gary B. Horton, Treasurer of AMERCO and Assistant Treasurer of U-Haul, International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed October 20, 2003, file no. 1-11255.

(2)	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, file no. 1-11255.

(3)	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file no. 1-11255.

(4)	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2003, file no. 1-11255.

      (b) Reports on Form 8-K.

      On October 20, 2003, we filed a Form 8-K announcing that we have filed our Plan of Reorganization and Disclosure Statement with the United States Bankruptcy Court, District of Nevada on October 6, 2003 and that a court hearing on the adequacy of the Disclosure Statement is scheduled for November 18, 2003.

      On November 20, 2003, we filed an amendment to Form 8-K dated September 5, 2003 to include information about non-GAAP financial measures disclosed during our first quarter earnings conference call, including reconciliations to comparable GAAP measures.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERCO

By:	/s/ EDWARD J. SHOEN

Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date: February 17, 2004

By:	/s/ GARY B. HORTON

Gary B. Horton
Treasurer
(Principal Financial Officer)

Date: February 17, 2004

U-HAUL INTERNATIONAL, INC.

By:	/s/ EDWARD J. SHOEN

Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date: February 17, 2004

By:	/s/ GARY B. HORTON

Gary B. Horton
Assistant Treasurer
(Principal Financial Officer)

Date: February 17, 2004

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Joint Plan of Reorganization of AMERCO and Amerco Real Estate Company(1)
2.2	Disclosure Statement Concerning the Debtors’ Joint Plan of Reorganization(1)
2.3	Amended Joint Plan of Reorganization of AMERCO and Amerco Real Estate Company
2.4	Disclosure Statement Concerning the Debtors’ First Amended Joint Plan of Reorganization
3.1	Restated Articles of Incorporation of AMERCO(2)
3.2	Restated By-Laws of AMERCO(3)
3.3	Restated Articles of Incorporation of U-Haul International, Inc.(4)
3.4	Bylaws of U-Haul International, Inc.(4)
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO and U-Haul International, Inc.
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Gary B. Horton, Treasurer of AMERCO and Assistant Treasurer of U-Haul International, Inc.
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of U-Haul International, Inc. pursuant to Section 906 if the Sarbanes-Oxley Act of 2002
32.2	Certificate of Gary B. Horton, Treasurer of AMERCO and Assistant Treasurer of U-Haul, International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed October 20, 2003, file no. 1-11255.

(2)	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1992, file no. 1-11255.

(3)	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file no. 1-11255.

(4)	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2003, file no. 1-11255.