Form 10-K
period 2004-03-31
AMERCO /NV/; U HAUL INTERNATIONAL INC
filed 2004-06-18
CIK 4457, 4458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K for Annual and Transition Reports
Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________ to __________________

Commission	Registrant, State of Incorporation	I.R.S. Employer
File Number	Address and Telephone Number	Identification No.
1-11255	AMERCO	88-0106815
(A Nevada Corporation)
1325 Airmotive Way, Ste. 100
Reno, Nevada 89502-3239
Telephone (775) 688-6300

2-38498	U-Haul International, Inc.	86-0663060
(A Nevada Corporation)
2727 N. Central Avenue
Phoenix, Arizona 85004
Telephone (602) 263-6645

Securities registered pursuant to Section 12(b) of the Act:

Name of Each
Exchange on Which
Registrant	Title of Class	Registered
AMERCO U-Haul International, Inc.	Series A 8 1/2% Preferred Stock None	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Name of Each
Exchange on Which
Registrant	Title of Class	Registered
AMERCO U-Haul International, Inc.	Common None	NASDAQ

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

     The aggregate market value of AMERCO common stock held by non-affiliates (i.e., stock held by person other than officers, directors and 5% shareholders of AMERCO) on September 30, 2003 was $170,054,402. The aggregate market value was computed using the closing price for the common stock trading on NASDAQ on such date.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

21,284,604 shares of AMERCO Common Stock, $0.25 par value were outstanding at June 11, 2004.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at June 11, 2004. None of these shares were held by non-affiliates.

PART I

ITEM 1. BUSINESS

Company Overview

     We are North America’s largest “do-it-yourself” moving and storage provider, supplying products and services to help people move and store their household and commercial goods. U-Haul is synonymous with “do-it-yourself” moving and storage and our strategy is to maintain our leadership position.

     Through a network of 1,351 U-Haul operated retail centers and 13,870 independent U-Haul dealers, we rent our distinctive orange and white U-Haul trucks and trailers and storage rooms and we sell U-Haul brand boxes, tape and other moving and self storage related products and services. We also connect independent providers of moving and self storage services, with “do-it-yourself” moving and storage customers through our eMove web site.

     U-Haul is the most convenient supplier of products and services meeting the needs of North America’s “do-it-yourself” moving and storage market. Our broad geographic coverage throughout the United States and Canada and our extensive selection of U-Haul brand moving and self storage related products and services provide our customers with “one-stop” shopping convenience.

     We were founded in 1945 under the name “U-Haul Trailer Rental Company”. Since 1945 we have rented trailers. Starting in 1959, we rented trucks on a one-way and In-Town basis exclusively through independent U-Haul dealers. Since 1974, we have developed a network of U-Haul managed retail centers, through which we rent our trucks and trailers and sell moving and self-storage related supplies and services, to complement our independent dealer network.

     AMERCO and U-Haul are each incorporated in Nevada. Our Internet address is uhaul.com. On our investor relations web site is amerco.com. We post the following filings as soon as is reasonably practical after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statement related to our annual stockholders’ meeting, and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our web site are available free of charge.

Products and Rental Equipment

     U-Haul rental equipment is specifically designed, engineered and manufactured for the “do-it-yourself” household mover. Our Primary Service Objective is to provide a better and better product and service to more and more people at a lower and lower cost.

     Our customers are “do-it-yourself” household movers. These “do-it-yourself” movers include individuals and families moving their belongings from one home to another, college students moving their belongings, vacationers and sports enthusiasts needing extra space or having special towing needs, people trying to save on home furniture and home appliance delivery costs, and “do-it-yourself” home remodeling and gardening enthusiasts that need extra room to transport materials.

     As of March 31, 2004, our distinctive orange and white rental fleet consisted of approximately 92,000 trucks, 73,000 trailers and 33,000 tow devices. This equipment and our U-Haul brand self-moving and self-storage products and services are distributed through a network of 1,351 U-Haul operated retail centers and 13,870 independent U-Haul dealers. Independent U-Haul dealers receive U-Haul rental equipment on a consignment basis and are paid a commission based on gross revenues generated from their U-Haul rentals.

     Our rental truck chassis are manufactured by domestic and foreign truck manufacturers. These chassis are joined with the distinctive orange and white U-Haul designed and manufactured van boxes at U-Haul operated manufacturing and assembly facilities strategically located throughout the United States. U-Haul rental trucks feature our proprietary Lowest DeckSM, which provides our customers with extra ease of loading. The loading ramps on our trucks are the widest in the industry which reduce the time needed to move belongings. Our Gentle Ride SuspensionSM helps our customers safely move their most delicate and prized possessions. Also, the engineers at the U-Haul Technical Center determined the softest ride in our trucks was at the front of the van box. Consequently, they designed the part of the van box that hangs over the front cab of the truck to be the location for our customers to place their most fragile items during their move. We call this area “Mom’s Attic.”SM

     Our distinctive orange and white trailers are also manufactured at these same U-Haul operated manufacturing and assembly facilities. These trailers are well suited to the low profile of many of today’s newly manufactured automobiles. Our engineering staff is committed to making our trailers easy to tow, aerodynamic and fuel efficient.

     To provide our self-move customers with added value, our rental trucks and trailers are designed for fuel efficiency. Also, to help make our rental equipment more trouble free, we perform extensive preventive maintenance and repairs. As an added benefit, we also offer emergency road service at no additional charge.

     U-Haul also provides customers the equipment to transport their auto. We provide three towing options, including; auto transport, in which all four wheels are off the ground, tow dolly, in which the front wheels of the towed vehicle are off the ground, and tow bar, where all four wheels are on the ground.

     To help our customers load their boxes and larger household appliances and furniture, U-Haul provides several accessory rental items. Our utility dolly has a lightweight design and is easy to maneuver. Another rental accessory is our four wheel dolly, which provides a large, flat surface for moving dressers, wall units, pianos and other large household items. U-Haul appliance dollies provide the leverage needed to move refrigerators, freezers, washers and dryers easily and safely. These utility, furniture and appliance dollies, along with the low decks and the loading ramps on all U-Haul trucks and trailers, are designed for easy loading and unloading of our customers’ belongings.

     The total package U-Haul offers the “do-it-yourself” household mover doesn’t end with trucks and trailers. Our moving supplies include a wide array of affordably priced U-Haul brand boxes, tape and packing materials. We also provide specialty boxes for dishes, computers and sensitive electronic equipment, carton sealing tape, security locks, and packing supplies, like wrapping paper and cushioning foam. U-Haul brand boxes are specifically sized to make stacking and tiering easier.

     U-Haul is also North America’s largest seller and installer of hitches and towing systems. These hitching and towing systems can tow jet skis, motorcycles, boats, campers and horse trailers. Our hitches, ball mounts, and balls undergo stringent testing requirements.

     To enable the transport of items on the roof of a car or SUV, U-Haul offers a special Roof Pouch® that easily attaches to the roof rack of a vehicle. The Roof Pouch® is made from tough vinyl coated material, is weather-proof, and will not scratch the finish of a vehicle. The Roof Pouch® can double the cargo space of a typical SUV.

     U-Haul is also North America’s largest retail propane distributor, with more than 800 retail centers offering propane. We employ trained, certified personnel to refill all propane cylinders, and our network of propane dispensing locations is the largest automobile alternative refueling network in North America.

     Self-storage was a natural outgrowth of the self-moving industry. Conveniently located U-Haul self-storage rental facilities provide clean, dry and secure space for storage of household and commercial goods, with storage units ranging in size from 15 square feet to over 400 square feet. We operate nearly 1,000 self-storage locations in North America, with more than 340,000 rentable rooms comprising approximately 29 million square feet of rentable storage space. Our self-storage centers feature a wide array of security measures, ranging from electronic property access control gates to individually alarmed storage units. At many centers, we offer climate controlled storage rooms to protect temperature sensitive goods such as video tapes, albums, photographs and precious wood furniture.

     Our eMove web site, emove.com, is the largest network of customers and businesses in the self-moving and self-storage industry. The eMove network consists of channels where customers, businesses and service providers transact business. The eMove Moving Help marketplace connects “do-it-yourself” movers with independent service providers to help movers pack, load, clean, drive, unload and more. Thousands of service providers are already in place. Through the eMove Storage Affiliate Program, independent storage businesses can join the world’s largest storage reservation system. Self-storage customers making a reservation through eMove can access all of the U-Haul self-storage centers and all U-Haul storage affiliate partners for even greater convenience to meet their self-storage needs.

     Additionally, we offer moving and storage protection packages such as Safemove and Safetow, protecting moving and towing customers with a damage waiver, cargo protection and medical and life coverage, and Safestor, protecting storage customers from loss on their goods in storage.

Description of Operating Segments

     AMERCO has three reportable segments and five identifiable segments. The three reportable segments are Moving and Self-Storage, Property and Casualty Insurance and Life Insurance. The five identifiable segments include U-Haul moving and storage, Real Estate, and SAC moving and storage, which are separately listed under the reportable segment Moving and Self-Storage. The remaining identifiable segments are Property and Casualty Insurance and Life Insurance. (See Note 2 to the Notes to Consolidated Financial Statements, Principles of Consolidation.)

Moving and Self-Storage

     U-Haul manages the Company’s moving and self-storage business. Our “do-it-yourself” moving business consists of U-Haul truck and trailer rentals and U-Haul moving supply and service sales. Our self-storage business consists of U-Haul self-storage room rentals, self-storage related product and service sales and management of non-owned self-storage facilities. Amerco Real Estate develops and owns certain of the storage properties and retail centers that are operated by U-Haul. SAC Holding I and its subsidiaries and SAC Holding II and its subsidiaries (collectively referred to as “SAC Holdings”) own self-storage properties that are managed by U-Haul. AMERCO has a variable interest in certain of SAC Holdings properties entitling AMERCO to potential future income based on the financial performance of these properties. As a result, AMERCO is considered the primary beneficiary of certain variable interests in SAC Holdings and we include the results of those variable interest entities in the consolidated financial statements of AMERCO, as required by FIN 46R.

     Net revenue for the Moving and Self-Storage operating segment made up approximately 87% of consolidated net revenue in 2004. Revenue from the rental and sale of self moving related products and services within the Self Moving and Storage operating segment represented approximately 72% of consolidated net revenue in 2004.

Self Moving

     Within our truck and trailer rental operation, we continue to focus on expanding our dealer network which provides added convenience for our customers. A U-Haul dealer is an independent commissioned agent, generally renting U-Haul products in conjunction with another primary business. A U-Haul dealer is most often an owner-operator. U-Haul strives to continually improve the dealer program to make attractive for the dealer.

     At our retail centers we have implemented several customer service initiatives. These initiatives included improving management of our rental equipment to provide our retail centers with the right type of rental equipment, at the right time and at the most convenient location for our customers, effective marketing of our broad line of self-moving related products and services, maintaining hours of operation to provide convenience to our customers, and increasing staff by attracting and retaining “moonlighters” (moonlighters are part-time U-Haul employees with full-time jobs elsewhere) during our peak hours of operation.

     We believe our reservation and scheduling system enables us to provide more of the right equipment, at the right time and at the right location to meet seasonal demand fluctuations. We plan to further enhance this system and manage our capital expansion plans to leverage this capability and generate increased rentals on our rental equipment.

     Effective marketing of our self moving related products and services, such as boxes, pads and insurance, helps our customers have a better moving experience and helps them protect their belongings from potential damage during the moving process. We are committed to providing a complete line of products selected with the do-it-yourself moving and storage customer in mind. Examples of products recently added or expanded include a number of specialty packing boxes, “Mover’s Wrap” and Smart Move tapes. Mover’s Wrap is a sticks-to-itself plastic stretch wrap used to bind, bundle, and fasten items when moving or storing. Additionally, U-Haul has added a full line of Smart Move tape products. The Smart Move tape is a color coded packing tape that has the room printed right on it allowing customers to tape and label their belongings in one quick step.

     These actions, leveraged by our 1,351 company owned and operated retail centers, enables the company to provide better customer service, which we believe led to increased sales and increased productivity.

Self-Storage

     Our self-storage business consists of U-Haul self-storage room rentals, self-storage related product and service sales and management of self-storage facilities not owned by the company.

     U-Haul is the second largest operator of self-storage and has been a leader in the self-storage industry since 1974. U-Haul operates over 340,000 storage rooms, approximately 29 million square feet of storage space and locations in 49 states and 10 Canadian provinces. U-Haul’s self-storage facility locations range in size up to 152,000 square feet of storage space, with individual storage units in sizes ranging from 15 square feet to over 400 square feet.

     The primary market for storage rooms is the storage of household goods. We believe that our self-storage services provide a competitive advantage through such things as Maximum Security (“MAX”), an electronic system that monitors the storage facility 24 hours a day; climate control; individually alarmed rooms; extended hour access; and an internet based customer reservation and account management system.

eMove

     Our eMove.com web site connects independent providers of moving and self-storage services with “do-it-yourself” moving and storage customers. The eMove.com web site connects business to business, business to consumer and consumer to consumer to provide what we believe to be a compelling array of products and services as near as any internet portal.

     eMove.com is the largest self-move and self-storage online destination for consumers and businesses we know of. Shoppers can rent or reserve moving equipment, hire helpers to load, pack or unload, rent or reserve a storage room, and more without going to a store or using the yellow pages. eMove.com connects shoppers to the world’s largest network of customer rated moving and self-storage service providers. With over 12,000 unedited reviews of service providers, the marketplace has facilitated over 21,000 moves.

     eMove also targets independently owned self-storage facilities to connect into the eMove network to provide storage services. Over 900 independent self-storage facilities are connected with the eMove network channel, making eMove.com the only online destination in the self-storage industry to be able to connect consumers to self-storage facilities across North America. Over 1,900 self-storage facilities are now registered on the eMove network.

     Within 2 years of its inception, eMove.com has established itself as the only online destination in the “do-it-yourself” moving and storage industry that connects consumers to service providers in all 50 states and 11 Canadian provinces. Our goal is to further utilize our web-based technology platform to expand into additional markets and provide more value-added products and services to the moving and storage industry.

Property and Casualty Insurance

     Republic Western Insurance Company (“RepWest”) provides loss adjusting and claims handling for U-Haul through regional offices across North America. RepWest also provides components of the Safemove, Safetow and Safestor protection packages to U-Haul customers. The business plan for RepWest includes offering property and casualty products in other U-Haul related programs and completing its exit from non-U-Haul lines of business.

Life Insurance

     Oxford Life Insurance Company (“Oxford”) originates and reinsures annuities; credit life and disability; single premium whole life; group life and disability coverage; and Medicare supplement insurance. Oxford also administers the self-insured employee health and dental plans for our Company.

Employees

     As of March 31, 2004, we employed approximately 17,230 people throughout North America. Approximately 97% of these employees work within our self moving and storage segment. Approximately 94% of these employees are located in the United States.

Sales and Marketing

     As of March 31, 2004, our distinctive orange and white rental fleet consisted of approximately 92,000 trucks, 73,000 trailers and 33,000 towing devices. This equipment, and our U-Haul brand self moving and self storage products and services are distributed through a network of 1,351 U-Haul operated retail centers and 13,870 independent U-Haul dealers. Independent U-Haul dealers receive U-Haul rental equipment on a consignment basis and are paid a commission based on gross revenues generated from their U-Haul rentals.

     Our self-storage operations consist of approximately 340,000 rentable rooms. These self-storage rooms are available for rent on a month-to-month basis through nearly 1,000 self-storage locations, and are comprised of approximately 29 million square feet of self-storage capacity.

     Our marketing plan includes maintaining our leadership position with U-Haul being synonymous with “do-it-yourself” moving and storage. We accomplish this by continually improving the ease of use and efficiency of our rental equipment, by providing added convenience to our retail centers through independent U-Haul dealers, and by expanding the capabilities of our eMove web site, connecting independent moving service providers with “do-it-yourself” household movers.

     We promote U-Haul brand awareness through direct and co-marketing arrangements. Our direct marketing activities consist of yellow pages, print and web based advertising as well as trade events, movie cameos of our rental fleet and boxes, and industry and consumer communications. We support our independent U-Haul dealers through advertising of U-Haul moving and self-storage rentals, products and services.

Competition

Self-Moving

     The moving truck and trailer rental industry is large and highly competitive.

     There are two distinct users of rental trucks: commercial and “do-it-yourself” users. We focus primarily on the “do-it-yourself” residential user. Within this segment, we believe the principal competitive factors are convenience of rental locations, availability of quality rental moving equipment, breadth of essential products and services, and price.

     Our major competitors in the moving equipment rental market are Budget Car and Truck Rental Company and Penske Truck Leasing.

Self-Storage

     The self-storage market is large and highly fragmented.

     We believe the principal competitive factors in this industry are convenience of storage rental locations, cleanliness, security and price.

     Our primary competitors in the self-storage market are Public Storage, Shurgard, Storage USA and others.

Insurance

     The highly competitive insurance industry includes a large number of life insurance companies and property and casualty insurance companies. In addition, the marketplace now includes financial services firms offering both insurance and financial products. Some of the insurance companies are owned by stockholders and others are owned by policyholders. Many competitors have been in business for a longer period of time or possess substantially greater financial resources and broader product portfolios. We compete in the insurance business based upon price, product design, and services rendered to producers and policyholders.

Corporate Governance

     Corporate governance is typically defined as the system that allocates duties and authority among a company’s stockholders, board of directors and management. The stockholders elect the board and vote on extraordinary matters; the board is the company’s governing body; and management runs the day-to-day operations of the company.

     Our current Board members are William E. Carty, John M. Dodds, Charles J. Bayer, John P. Brogan, James J. Grogan, M. Frank Lyons, James P. Shoen and Edward J. Shoen.

Board Responsibilities and Structure

     The primary responsibilities of the Board of Directors are oversight, counseling and direction to the management of the Company in the long-term interests of the Company and its stockholders.

     The Board and its committees meet throughout the year on a set schedule, and also hold special meetings and act by written consent from time to time as needed. The Board has delegated various responsibilities and authority to different Board committees as generally described below. Committees regularly report on their activities and actions to the full Board.

Board Committees

     The Board currently has Audit, Executive Finance, Compensation, and Independent Corporate Governance Committees, as well as an Advisory Board.

     Audit Committee. The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities as to financial reporting and audit functions and risk management. The Audit Committee monitors the financial information that is provided to stockholders and others, the independence and performance of the Company’s independent auditors and internal audit department and the systems of internal control established by management and the Board.

     In addition, the members of the Audit Committee of the Board each qualify as “independent” under special standards developed by the Securities and Exchange Commission (SEC) for members of audit committees, and the Audit Committee includes at least one member who is determined by the Board to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, including that the person meets the relevant definition of an “independent” director. Mr. John P. Brogan is the independent director who has been determined to be an audit committee financial expert. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Brogan’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Brogan any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and the Board of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.

     Executive Finance Committee. The Executive Finance Committee is authorized to act on behalf of the Board of Directors in approving any transaction involving the finances of the Company. It has the authority to give final approval for the borrowing of funds on behalf of the Company without further action or approval of the Board of Directors. The Executive Finance Committee is composed of Edward J. Shoen, John P. Brogan and Charles J. Bayer.

     Compensation Committee. The Compensation Committee reviews the Company’s executive compensation plans and policies, including benefits and incentives, to ensure that they are consistent with the goals and objectives of the Company. It reviews and makes recommendations to the Board of Directors regarding management recommendations for changes in executive compensation. The Compensation Committee also monitors management plans and programs for the retention, motivation and development of senior management. The Compensation Committee is composed of John P. Brogan and James J. Grogan, non-employee independent directors of the Company.

     Independent Governance Committee. The Independent Governance Committee is co-chaired by two independent members of the Board, James J. Grogan and John P. Brogan. Thomas W. Hayes, the former State Treasurer of California, and Paul A. Bible, a partner in the Reno-based law firm of Bible, Hoy & Trachok, are also members of this committee. Neither Mr. Hayes nor Mr. Bible are members of the Company’s Board of Directors. The Independent Governance Committee evaluates specific corporate governance principles and standards and proposes to the Board any modifications thereto as deemed appropriate. In addition, this committee reviews potential candidates for Board membership. The committee may review other matters as referred to it by the Board. The committee has the authority to and a budget from which to retain professionals. The committee membership term is one year and each member is determined by the Board to be free of any relationship that would interfere with his exercise of independent judgment as member of this committee.

     Advisory Board Members. In addition to the four committees described above the Board of Directors authorized up to two (2) Advisory Board Members. On June 4, 2003, the Board of Directors appointed Michael L. Gallagher as a member of the Advisory Board. Mr. Gallagher is a senior partner in the law firm Gallagher & Kennedy. Mr. Gallagher is also a director of Pinnacle West Capital Corporation and the Omaha World Herald Company. As of June 9, 2004 The Board appointed Daniel R. Mullen as a second Advisory Board member. Mr. Mullen is a retired financial executive with public company experience.

Recent Developments

Emergence From Chapter 11 Restructuring

     On March 15, 2004, we emerged from Chapter 11 (less than nine months from our petition date) with full payment to our creditors while preserving the interests of our stockholders. In connection with our emergence from bankruptcy, we believe our balance sheet is strengthened, having restructured its debt and lease obligations. For a detailed description of our new financial structure, see footnote 9, “Borrowings” on page F-18.

     As background, on June 20, 2003, AMERCO filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Amerco Real Estate Company also filed a voluntary petition for relief under Chapter 11 on August 13, 2003. The other subsidiaries of AMERCO were not included in either of the filings. The Chapter 11 filing was undertaken to facilitate a restructuring of the debt of AMERCO in response to liquidity issues, which developed in the second half of 2002. These liquidity issues began when our prior independent auditors advised the Company in 2002 that its financial statements would have to be restated. This restatement, and the resulting lack of clarity regarding the operating results and financial condition of AMERCO, contributed substantially and directly to a series of significant developments adversely impacting the Company’s access to capital. The restatement, which involved the consolidation of SAC Holdings resulted in a material decrease in reported net worth and a corresponding increase in its reported leverage ratios. The restatement also required a costly and time-consuming restatement of prior periods’ results that led to the untimely filing of quarterly and annual reports with the Securities and Exchange Commission.

     As this situation was occurring, AMERCO was attempting to negotiate and replace its then existing revolving credit facility and complete a $275 million bond offering. Although we were able to replace our revolving credit facility, the amount of the facility was substantially reduced. We were not able to successfully complete the $275 million bond offering, exemplifying the significantly reduced access AMERCO had to the capital markets to meet its financial needs due to, among other things, the confusion and adverse perception resulting from the restatement. As a result of our failure to complete the $275 million bond offering, we did not have sufficient funds to meet our maturity obligations for our Series 1997-C Bond Backed Asset Trust (BBAT) and related SWAP agreements which were due on October 15, 2002. Our inability to meet these maturity obligations resulted in a default on BBAT obligations, which led to cross-defaults and an acceleration of substantially all of the other outstanding instruments in the Company’s debt structure. Although we worked diligently with our creditors to resolve and cure or restructure these defaults, we were left with no viable alternative but to seek Chapter 11 protection, which we did on June 20, 2003. On March 15, 2004 we emerged from Chapter 11.

Upgraded Ratings of AMERCO Life Insurance Subsidiaries

     A.M. Best Co. recently upgraded the financial strength ratings of Oxford Life Insurance Company and its subsidiaries, Christian Fidelity Life Insurance Company and North American Insurance Company from C+ (weak) to B- (fair). The rating outlook for all three companies is positive. Although our life insurance subsidiaries continue to face challenges to regain their marketing momentum, we believe these rating upgrades will favorably impact the operations of our life insurance subsidiaries.

AMERCO Chief Financial Officer

     On June 9, 2004, Jack A. Peterson was appointed Chief Financial Officer of AMERCO and U-Haul International, Inc.

ITEM 2. Properties

     The Company’s subsidiaries own property, plant and equipment that are utilized in the manufacture, repair and rental of U-Haul equipment and storage space as well as providing office space for the Company. Such facilities exist throughout the United States and Canada. The Company also manages storage facilities owned by others. The Company operates 1,351 U-Haul retail centers (including approximately 941 Company owned locations), and operates 11 manufacturing and assembly facilities. We also operate over 200 fixed site repair facilities located throughout the United States and Canada.

SAC Holdings owns property, plant and equipment that are utilized in the rental of self-storage rooms and U-Haul equipment. Such facilities exist throughout the United States and Canada. We manage the storage facilities under management agreements whereby the management fees are consistent with management fees received by U-Haul for other properties owned by unrelated parties and managed by us.

ITEM 3. Legal Proceedings

Kocher

     On July 20, 2000, Charles Kocher (Kocher) filed suit in Wetzel County, West Virginia, Civil Action No. 00-C-51-K, entitled Charles Kocher v. Oxford Life Insurance Co. (Oxford) seeking compensatory and punitive damages for breach of contract, bad faith and unfair claims settlement practices arising from an alleged failure of Oxford to properly and timely pay a claim under a disability and dismemberment policy. On March 22, 2002, the jury returned a verdict of $5 million in compensatory damages and $34 million in punitive damages. On November 5, 2002, the trial court entered an Order (Order) affirming the $39 million jury verdict and denying Oxford’s motion for New Trial Or, in The Alternative, Remittitur. Oxford has perfected its appeal to the West Virginia Supreme Court. On January 27, 2004, the matter was argued before the West Virginia Supreme Court and taken under advisement. On June 17, 2004 the West Virginia Supreme Court reversed and vacated the punitive damages award and remanded the case for a new trial on punitive damages. The Company has accrued $725,000, which represents management’s best estimate of the costs associated with legal fees to appeal and re-try the case. The Company has a $5 million E&O policy and has notified the carrier of the West Virginia Supreme Court’s ruling. The E&O carrier is disputing coverage.

Shoen

     On September 24, 2002, Paul F. Shoen filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Paul F. Shoen vs. SAC Holding Corporation et al., CV02-05602, seeking damages and equitable relief on behalf of AMERCO from SAC Holdings and certain current and former members of the AMERCO Board of Directors, including Edward J. Shoen, Mark V. Shoen and James P. Shoen as defendants. AMERCO is named a nominal defendant for purposes of the derivative action. The complaint alleges breach of fiduciary duty, self-dealing, usurpation of corporate opportunities, wrongful interference with prospective economic advantage and unjust enrichment and seeks the unwinding of sales of self-storage properties by subsidiaries of AMERCO to SAC Holdings over the last several years. The complaint seeks a declaration that such transfers are void as well as unspecified damages. On October 28, 2002, AMERCO, the Shoen directors, the non-Shoen directors and SAC Holdings filed Motions to Dismiss the complaint. In addition, on October 28, 2002, Ron Belec filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Ron Belec vs. William E. Carty, et al., CV 02-06331 and on January 16, 2003, M.S. Management Company, Inc. filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned M.S. Management Company, Inc. vs. William E. Carty, et al., CV 03-00386. Two additional derivative suits were also filed against these parties. These additional suits are substantially similar to the Paul F. Shoen derivative action. The five suits assert virtually identical claims. In fact, three of the five plaintiffs are parties who are working closely together and chose to file the same claims multiple times. The court consolidated all five complaints before dismissing them on May 28, 2003. Plaintiffs have filed a notice of appeal. These lawsuits falsely alleged that the AMERCO Board lacked independence. In reaching its decision to dismiss these claims, the court determined that the AMERCO Board of Directors had the requisite level of independence required in order to have these claims resolved by the Board.

Article Four Trust

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

Department of Labor

     On May 18, 2004, the United States Department of Labor (“DOL”) completed its investigation of the AMERCO Employee Savings, Profit Sharing, and Employee Stock Ownership Plan (the “Plan”), its fiduciaries, and other third parties. The Company has remedied or resolved all issues raised by the DOL in the investigation.

Securities and Exchange Commission

     The Securities and Exchange Commission (“SEC”) has issued a formal order of investigation to determine whether the Company has violated the Federal Securities laws. On January 7, 2003, the Company received the first of several subpoenas issued by the SEC to the Company. SAC Holdings, the Company’s current and former auditors and others have also received one or more subpoenas relating to this matter. The Company is cooperating with the SEC and is facilitating the expeditious review of its financial statements and any other issues that may arise.

     The Company has produced well in excess of one million documents to the SEC and continues to respond to requests for additional documents. Notwithstanding the Company’s ongoing document production, on March 5, 2004, the SEC commenced an action against the Company in the United States District Court for the District of Nevada seeking an order compelling the Company to comply with the SEC’s document requests (“Subpoena Enforcement Action”). The Company disputed whether there was any basis for the Subpoena Enforcement Action. The Company obtained an order from the Bankruptcy Court overseeing the Company’s Chapter 11 proceedings that AMERCO complied with the SEC’s subpoenas at issue and, as a result of this order, the District Court denied the SEC’s application. The SEC recently filed a motion for reconsideration of the Bankruptcy Court’s order, which AMERCO has opposed. There has been no ruling on the motion to reconsider.

Environmental

     A subsidiary of U-Haul, INW Company (“INW”) owns one property located within two different state hazardous substance sites in the State of Washington. The sites are referred to as the “Yakima Valley Spray Site” and the “Yakima Railroad Area”. INW has been named as a “potentially liable party” under state law with respect to this property as it relates to both sites. As a result of the cleanup costs of approximately $5 million required by the State of Washington, INW filed for reorganization under the federal bankruptcy laws in May of 2001. The potentially liable parties, including INW, have agreed to share the cost of the environmental cleanup necessary at the Yakima site. INW’s percentage share of the cost is 17% or $879,000. Due to the bankrupt status of INW, U-Haul has agreed to be responsible for paying INW’s share, of which $706,000 has been paid through May 21, 2004.

Emergence From Chapter 11 Restructuring

     The disclosure included under the caption “Business—Recent Developments—Emergence From Chapter 11 Restructuring” is incorporated into this section by reference.

ITEM 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the security holders of AMERCO or U-Haul during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

PART II

ITEM 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     As of April 30, 2004, there were approximately 3,000 holders of record of the common stock. AMERCO’s trading symbol is “UHAL”.

     The following table sets forth the high and the low sales price of the common stock of AMERCO for the periods indicated:

	For the Years Ended
	March 31,
	2004		2003
	High	Low	High	Low
First quarter	$9.12	$3.10	$18.50	$13.90
Second quarter	$26.66	$6.85	$14.99	$6.19
Third quarter	$28.90	$16.35	$10.40	$1.36
Fourth quarter	$24.34	$21.05	$6.00	$2.77

     The common stock of U-Haul is wholly owned by AMERCO. As a result, no active trading market exists for the purchase and sale of such common stock.

Dividends

     AMERCO does not have a formal dividend policy. The Board of Directors of AMERCO periodically considers the advisability of declaring and paying dividends in light of existing circumstances. The Company’s new credit facility and its senior note indentures limit the Company’s ability to pay dividends and accordingly, the Company does not anticipate declaring and paying dividends on its common stock in the foreseeable future.

U-Haul has not declared cash dividends to AMERCO during the three most recent fiscal years.

See Note 20 of Notes to Consolidated Financial Statements for a discussion of certain statutory restrictions on the ability of the insurance subsidiaries to pay dividends to AMERCO.

See Note 11 of Notes to Consolidated Financial Statements for a discussion of AMERCO’s preferred stock.

During the fourth quarter of fiscal 2004, we did not repurchase any shares of our equity securities.

ITEM 6. Selected Financial Data.

     Listed below is selected financial data for AMERCO and consolidated entities for five years ended March 31:

	For the Year Ended March 31,
	2004	2003	2002	2001	2000
	(In thousands except share and per share data)
Summary of Operations:
Rental revenue	$1,655,571	$1,560,005	$1,512,250	$1,436,832	$1,334,923
Net sales	232,437	222,889	222,816	212,243	201,355
Premiums	237,118	314,016	411,170	328,108	262,057
Net investment and interest income	42,369	35,477	47,343	52,297	61,021

Total revenues	2,167,495	2,132,387	2,193,579	2,029,480	1,859,356

Operating expenses	1,176,091	1,178,994	1,203,930	1,116,828	951,196
Commission expenses	147,010	136,827	140,442	132,865	134,135
Cost of sales	111,906	115,115	122,694	126,506	115,390
Benefits and losses	212,853	244,308	376,673	290,558	244,579
Amortization of deferred policy acquisition costs	39,083	37,819	40,674	36,232	34,987
Lease expense	160,727	166,100	164,075	175,460	130,951
Depreciation, net (1)	148,813	137,446	102,957	103,807	96,090
Restructuring expense	44,097	6,568	—	—	—

Total costs and expenses	2,040,580	2,023,177	2,151,445	1,982,256	1,707,328

Earnings from operations	126,915	109,210	42,134	47,224	152,028
Interest expense	121,690	121,631	109,465	111,878	97,187
Fees on early termination of BBATs	—	26,500	—	—	—

Pretax earnings (loss)	5,225	(38,921)	(67,331)	(64,654)	54,841
Income tax benefit (expense)	(8,077)	13,935	19,891	22,544	(19,362)

Net earnings (loss)	$(2,852)	$(24,986)	$(47,440)	$(42,110)	$35,479

Less: Preferred stock dividends	12,963	12,963	12,963	12,963	13,641
Earnings (loss) available to common shareholders	(15,815)	(37,949)	(60,403)	(55,073)	21,838

Net earnings (loss) per common share basic and diluted	$(.76)	$(1.82)	$(2.87)	$(2.56)	$1.01

Weighted average common shares outstanding basic and diluted	20,749,998	20,824,618	21,063,720	21,518,025	21,659,637

Selected Balance Sheet Data:
Property, plant and equipment, net	$1,451,805	$1,946,317	$1,936,076	$1,882,010	$1,704,483
Total assets	3,375,605	3,832,372	3,732,317	3,599,658	3,280,884
AMERCO capitalized portion of Synthetic leases	99,609	14,793	14,793	—	—
SAC Holdings capitalized portion of Synthetic leases	—	122,238	122,238	60,297	58,741
AMERCO’s notes and loans payable	880,519	940,063	1,031,008	1,156,849	1,137,840
SAC Holdings’ notes and loans payable	78,637	466,781	439,649	315,849	172,035
Stockholders’ equity	503,846	327,448	381,524	446,354	504,749

(1)	Reflects the change in salvage value and estimated useful lives during the fiscal year ended March 31, 2002. The net effect of these changes for the fiscal year 2002 was to increase net earnings by $3.1 million or $0.15 per share. Gains and losses on the sale of fixed assets are recorded in depreciation.

Item 6. Selected Financial Data. — (Continued)

     Listed below is selected financial data for U-Haul International, Inc for five years ended March 31:

	For the Year Ended March 31,
	2004	2003	2002	2001	2000
	(In thousands except share and per share data)
Summary of Operations:
Rental revenue	$1,548,408	$1,433,442	$1,425,685	$1,364,504	$1,304,709
Net sales	181,799	174,065	198,312	194,270	191,083
Net investment and interest income	21,504	29,358	22,686	24,346	19,474

Total revenues	1,751,711	1,636,865	1,646,683	1,583,120	1,515,266

Operating expenses	1,062,695	1,029,774	1,088,390	1,062,097	961,795
Commission expenses	176,165	164,508	153,465	143,588	143,916
Cost of sales	87,430	93,735	110,449	116,601	112,874
Lease expense	159,869	165,020	171,656	167,290	132,395
Depreciation, net (1)	125,093	112,815	92,351	87,539	78,740

Total costs and expenses	1,611,252	1,565,852	1,616,311	1,577,115	1,429,720

Earnings from operations	140,459	71,013	30,372	6,005	85,546
Interest (income) expense	(8,560)	9,991	11,675	17,094	496

Pretax earnings (loss)	149,019	61,022	18,697	(11,089)	85,050
Income tax benefit (expense)	(52,992)	(21,211)	(6,117)	4,921	(31,704)

Net earnings (loss)	$96,027	$39,811	$12,580	$(6,168)	$53,346

Balance Sheet Data:
Property, plant and equipment, net	$875,729	$736,499	$750,779	$731,074	$757,029
Total assets	1,445,860	1,235,497	1,099,195	935,254	970,968
Capital leases	99,609	14,793	14,793	—	—
Notes and loans payable	17,892	16,900	—	—	—
Stockholders’ equity	601,514	499,380	458,639	449,586	455,714

(1)	Reflects the change in estimated salvage value and useful lives of assets during the fiscal year ended March 31, 2002. The net effect of these changes was to reduce the net loss for fiscal year 2002 by $3.1 million or $0.15 per share. Gains and losses on the sale of fixed assets are recorded in depreciation.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a discussion of the overall strategy of AMERCO, followed by a description of our operating segments, and then a discussion of the strategy of our business segments to give the reader an overview of the goals of our business and the direction in which our business and products are moving. This is followed by a discussion of the Critical Accounting Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for fiscal year 2004 compared with fiscal year 2003, and for fiscal year 2003 compared with fiscal year 2002 beginning with an overview. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources” and “Disclosures about Contractual Obligations and Commercial Commitments.” We conclude this MD&A by discussing our outlook for fiscal year 2005.

     This MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including “Item 1: Business”, “Item 6: Selected Financial Data and “Item 8: Financial Statements and Supplementary Data.” The various sections of this MD&A contain a number of forward looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly under the caption “Risk Factors” in this section. Our actual results may differ materially with these forward looking statements.

Description of Operating Segments

     AMERCO has three reportable operating segments and five identifiable operating segments. The three reportable segments are Moving and Self Storage, Property and Casualty Insurance and Life Insurance. The five identifiable segments include U-Haul moving and storage, Real Estate, and SAC moving and storage, which are separately listed under the reportable segment, Moving and Self Storage. The remaining identifiable segments are Property and Casualty Insurance and Life Insurance. See Notes 1, 21 and 21A to the Consolidated Financial Statements included in this Form 10-K.

Strategy

     Our plan is to maintain our leadership position in the North American “do-it-yourself” moving and storage industry. Our overall strategy is to provide a seamless and integrated supply chain to the “do-it-yourself” moving and storage market. As part of executing this strategy, we leverage the brand recognition of U-Haul with our full line of moving and self-storage related products and services and the convenience of our broad geographic presence.

     Our primary focus is to provide our customers with a wide selection of moving rental equipment, convenient self-storage rental facilities and related moving and self-storage products and services. We are able to expand our distribution and improve customer service by increasing the amount of moving equipment and storage rooms available for rent, expanding the number of independent dealers in our network and expanding and taking advantage of our growing eMove capabilities.

     During fiscal year 2004, RepWest decided to focus its activities on providing property and casualty insurance to U-Haul, its customers, its independent dealers and affiliates. This will enable RepWest to focus its core competencies and financial resources to better support our overall strategy. RepWest has incurred losses as it exits unprofitable non-U-Haul business.

Moving and Self-Storage

     U-Haul moving and self-storage operations consist of the rental of trucks and trailers, sales of moving supplies, sales of trailer hitches, sales of propane, and the rental of self-storage spaces to the “do-it-yourself” mover. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

     Real Estate owns approximately 90 percent of the Company’s real estate assets, including U-Haul Center and Storage locations. The remainder of our real estate assets are owned by various U-Haul entities. Real Estate is responsible for overseeing property acquisitions, dispositions and managing environmental risks of the properties.

     SAC moving and self-storage operations consist of the rental of self-storage spaces, sales of moving supplies, sales of trailer hitches, and sales of propane. In addition, SAC functions as an independent dealer and earns commissions from the rental of U-Haul trucks and trailers. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

     We continue to focus on expanding our dealer network, which provides added convenience for our customers and expanding the selection and availability of rental equipment to satisfy the needs of our customers.

     With respect to our retail sales of product, U-Haul has developed a number of specialty packing boxes, “Mover’s Wrap” and Smart Move tape. Mover’s Wrap is a sticks-to-itself plastic stretch wrap used to bind, bundle, and fasten items when moving or storing. Additionally, U-Haul has added a full line of Smart Move tape products. The Smart Move tape is a color coded packing tape that has the room printed right on it allowing customers to tape and label their belongings in one quick step.

     eMove.com connects consumers to independent customer rated service providers who provide packing, loading, unloading, cleaning, driving help and more. With over 12,000 unedited reviews of service providers, the marketplace has facilitated over 21,000 moves. Another service, the eMove Storage Affiliate program, targets independently owned self-storage facilities to connect into the eMove network to provide storage services. Over 1,900 self-storage facilities are now registered on the eMove network. We believe acting as an intermediary, with little added investment, serves the customer in a cost effective manner. Within two years of its inception, eMove.com has established itself as the only online destination in the “do-it-yourself” moving and storage industry that connects consumers to service providers in all 50 states and 11 Canadian provinces. Our goal is to further utilize our web-based technology platform to expand into additional markets.

Property and Casualty Insurance

     Republic Western Insurance Company (RepWest) provides loss adjusting and claims handling for U-Haul through regional offices across North America. RepWest also provides components of the Safemove, Safetow and Safestor protection packages to U-Haul customers. We continue to focus on increasing the penetration of these products. The business plan for RepWest includes offering property and casualty products in other U-Haul related programs. During the past year RepWest has commuted numerous assumed reinsurance treaties to eliminate the risk of further development on these treaties.

Life Insurance

     Oxford Life Insurance Company originates and reinsures annuities, credit life and disability, life insurance and supplemental health insurance products. Oxford’s business strategy is long-term capital growth through direct writing and reinsuring of annuity, credit life and disability, and Medicare supplement products. Oxford is pursing this growth strategy of increased direct writing via acquisitions of insurance companies, expanded distribution channels and product development. The acquisition of North American Insurance Company and Safe Mate Life Insurance Company in 1997, and Christian Fidelity Life Insurance Company in 2000 represents significant movement toward this long-term goal. Oxford significantly expanded product offerings, distribution channels and administrative capabilities through these acquisitions.

Critical Accounting Policies and Estimates

     The methods, estimates and judgments we use in applying our accounting policies can have a significant impact on the results we report in our financial statements, which we discuss under the heading “Results of Operations.” Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The accounting estimates that require management’s most difficult and subjective judgments include the recoverability of property, plant and equipment; the adequacy of insurance reserves; and the recognition and measurement of income tax assets and liabilities. Below, we discuss these policies further, as well as the estimates and judgments involved. The estimates are based on historical experience, observance of trends in particular areas, information and valuations available from outside sources and on various other assumptions that are believed to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions and conditions. Such differences may be material.

     Accounting policies are considered critical when they are significant and involve difficult, subjective or complex judgments or estimates. The accounting policies that we deem most critical to us, and involve the most difficult, subjective or complex judgments include the following:

     We also have other policies that we consider key accounting policies, such as revenue recognition; however, these policies do not meet the definition of critical accounting estimates, because they do not generally require us to make estimates or judgments that are difficult or subjective.

Principles of Consolidation

     The 2004 balance sheet includes the accounts of AMERCO, its wholly owned subsidiaries, and SAC Holding II Corporation and its subsidiaries. The 2003 balance sheet and the 2004 statements of operations, comprehensive income, and cash flows, and the consolidated financial statements for fiscal 2003 and 2002, include all of those entities plus SAC Holding Corporation and its subsidiaries. In fiscal 2003 and 2002, SAC Holding Corporation and SAC Holding II Corporation (the SAC entities) were considered special purpose entities and were consolidated based on the provision of Emerging Issues Task Force (EITF) Issue No. 90-15. In fiscal 2004, the Company applied FASB Interpretation No. 46 to its interests in the SAC Entities. Initially, the Company concluded that the SAC entities were variable interest entities and that the Company was the primary beneficiary. Accordingly, the Company continued to include the SAC entities in the consolidated financial statements. In February 2004, SAC Holding Corporation restructured the financing of three subsidiaries and then distributed its interest in those subsidiaries to its sole shareholder. This triggered a requirement to reassess the Company’s involvement with those subsidiaries, which led to a conclusion that the Company ceased to be the primary beneficiary of those three subsidiaries at that date. In March 2004, SAC Holding Corporation restructured its financing, triggering a similar reassessment that led to a conclusion that the Company ceased to be the primary beneficiary of SAC Holding Corporation and its remaining subsidiaries. Accordingly, at the dates the Company ceased to be the primary beneficiary, it deconsolidated those entities. The deconsolidation was accounted for as a distribution of the Company’s interests to the sole shareholder of the SAC entities. Because of the Company’s continuing involvement with SAC Holding Corporation and its current and former subsidiaries, the distributions do not qualify as discontinued operations as defined by SFAS No. 144. Inter-company accounts and transactions have been eliminated.

Recoverability of Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Interest costs incurred during the initial construction of buildings or rental equipment are considered part of cost. Depreciation is computed for financial reporting purposes principally using the straight-line method over the following estimated useful lives: rental equipment 2-20 years: buildings and non-rental equipment 3-55 years. Major overhauls to rental equipment are capitalized and are amortized over the estimated period benefited. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation expense when realized. Depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal (i.e. no gains or losses.) In determining the depreciation rate, historical disposal experience and holding periods, and trends in the market for vehicles are reviewed. Due to longer holding periods on trucks and the resulting increased possibility of changes in the economic environment and market conditions, these estimates are subject to a greater degree of risk.

     Reviews are periodically performed to determine whether facts and circumstances exist which indicate that the carrying amount of assets, including estimates of residual value, may not be recoverable or that the useful life of assets is shorter or longer than originally estimated. The company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If assets are determined to be recoverable, but the useful lives are shorter or longer than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

Insurance Reserves

     Liabilities for life insurance and certain annuity policies are established to meet the estimated future obligations of policies in force, and are based on mortality and withdrawal assumptions from recognized actuarial tables which contain margins for adverse deviation. Liabilities for annuity contracts consist of contract account balances that accrue to the benefit of the policyholders, excluding surrender values. Liabilities for health, disability and other policies represents estimates of payments to be made on insurance claims for reported losses and estimates of losses incurred, but not yet reported. Insurance reserves for RepWest and U-Haul International, Inc. take into account losses incurred based upon actuarial estimates. These estimates are based on past claims experience and current claim trends as well as social and economic conditions such as changes in legal theories and inflation. Due to the nature of underlying risks and the high degree of uncertainty associated with the determination of the liability for future policy benefits and claims, the amounts to be ultimately paid to settle liabilities cannot be precisely determined and may vary significantly from the estimated liability.

Investments

     For investments accounted for under SFAS 115, in determining if and when a decline in market value below amortized cost is other than temporary, quoted market prices, dealer quotes or discounted cash flows are reviewed. Other-than-temporary declines in value are recognized in the current period operating results to the extent of the decline.

Results of Operations

AMERCO and Consolidated Entities

	March 31,
	2004	2003	2002
	(In thousands)
Rental revenue	$1,655,571	$1,560,005	$1,512,250
Net sales	232,437	222,889	222,816
Premiums	237,118	314,016	411,170
Net investment and interest income	42,369	35,477	47,343

Total Revenues	$2,167,495	$2,132,387	$2,193,579

Operating expenses	$1,176,091	$1,178,994	$1,203,930
Commission expenses	147,010	136,827	140,442
Cost of sales	111,906	115,115	122,694
Benefits and losses	212,853	244,308	376,673
Amortization of deferred policy acquisition costs	39,083	37,819	40,674
Lease expense	160,727	166,100	164,075
Depreciation, net(A)	148,813	137,446	102,957
Restructuring expenses	44,097	6,568	—

Total costs and expenses	$2,040,580	$2,023,177	$2,151,445

Earnings from operations	$126,915	$109,210	$42,134
Interest expense	121,690	148,131	109,465

Pre-tax earnings (loss)	5,225	(38,921)	(67,331)

Income tax benefit (expense)	(8,077)	13,935	19,891

Net earnings (loss)	$(2,852)	$(24,986)	$(47,440)

(A) Depreciation is shown net of (gain)/losses on the disposal of fixed assets.

Fiscal 2004 Compared With Fiscal 2003

     Revenues for AMERCO and its consolidated entities were $2,167.5 million for fiscal year 2004. This compares to $2,132.4 million for fiscal year 2003. Earnings from operations were $126.9 million in fiscal 2004 compared with $109.2 million for fiscal year 2003. We experienced 6.4% revenue growth, before consolidating entries, in our Moving and Self-Storage segment in fiscal 2004 compared with fiscal 2003. Combined earnings from operations before consolidating entries, in our Moving and Self-Storage segments were $266.1 million in fiscal 2004, and reflect an improvement of $70.3 million, or 35.9% in fiscal 2004 compared with fiscal 2003. At the Oxford Life Insurance Company, revenue decreased 4.8% before eliminating entries, primarily as a result of its rating downgrade by A.M. Best in 2003. This downgrade resulted from liquidity issues that faced AMERCO. Earnings from operations at Oxford were $11.3 million in fiscal 2004, reflecting a reduction in write-downs of investments due to other than temporary declines and a solid turnaround from the $1.4 million loss reported in fiscal 2003. At RepWest, revenues declined 34.3%, reflecting its strategic decision to exit unprofitable non-U-Haul lines of business. The benefits and losses on these unprofitable lines adversely affected its profitability. As a result, earnings from operations at RepWest were a loss of $36.0 million in fiscal 2004, compared with a loss of $8.0 million for fiscal 2003.

     Interest expense for fiscal 2004 was $121.7 million. This compares to $148.1 million in fiscal 2003, which included our early termination of BBAT payments of $26.5 million. Income tax expense was $8.1 million in fiscal 2004 compared with a income tax benefit of $13.9 million in fiscal 2003. This reflects pretax earnings and an increase in current year tax of $4.8 million as a result of our settlement with the IRS for tax audits related to 1996 and 1997. As a result of the abovementioned items, there was a loss of $2.9 million in fiscal 2004 compared with a loss of $25.0 million in fiscal 2003. Included in fiscal 2004 results are $44.1 million of non-recurring financial restructuring costs ($27.3 million on an after-tax basis) compared with $6.6 million of non-recurring financial restructuring costs ($4.0 million on an after-tax basis) included in fiscal 2003. Preferred stock dividends paid or accrued were $13.0 million in fiscal 2004 and fiscal 2003. Loss available to common shareholders were a loss of $15.8 million in fiscal 2004 compared to a loss of $37.9 million in fiscal 2003.

Fiscal 2003 Compared With Fiscal 2002

     Revenues for AMERCO and its consolidated entities were $2,132.4 million for fiscal 2003. This compares to $2,193.6 million for fiscal year 2003. Earnings from operations were $109.2 million in fiscal 2003 compared with $42.1 million for fiscal 2002, which included losses from RepWest of $72.4 million in fiscal 2002 compared with losses of $8.0 million in fiscal 2003. We experienced a 3.4% revenue growth, before consolidating entries, in our Moving and Self-Storage segments in fiscal 2003 compared with fiscal 2002. Combined earnings from operations, before consolidating entries, in our Moving and Self-Storage segments were $195.8 million in fiscal 2003, compared with $143.9 million in 2002, reflecting an improvement of $51.9 million, or 36.1% from fiscal 2002. At the Oxford Life Insurance Company, revenue declined 4.0%. Earnings from operations were a loss of $1.4 million in fiscal 2003 compared with a profit of $5.6 million in fiscal 2002, reflecting write-downs of investments due to other than temporary declines. At RepWest revenues declined 38.1% in fiscal 2003 compared with fiscal 2002. Earnings from operations were a loss of $8.0 million in fiscal 2003 compared with a loss of $72.4 million in fiscal 2002.

     Interest expense for fiscal 2003 was $148.1 million. This compares to $109.5 million in fiscal 2002, and includes our early termination of BBAT payments of $26.5 million in fiscal 2003. Income tax benefit was $13.9 million in fiscal 2003 compared with an income tax benefit of $19.9 million in fiscal 2002. This reflects a lower pretax earnings loss. Net loss was $25.0 million in fiscal 2003 compared to $47.4 million in fiscal 2002. Preferred stock dividends paid or accrued were $13.0 million in fiscal 2003 and fiscal 2002. As a result of the above mentioned items, our earnings (loss) available to common shareholders were a loss of $37.9 million in fiscal 2003 compared with the loss of $60.4 million in fiscal 2002. Included in 2003 results are $6.6 million of non-recurring financial restructuring costs ($4.0) million on after-tax basis). There were no non-recurring financial restructuring costs in fiscal 2002.

Fiscal 2005 Outlook

     As we look ahead to fiscal 2005, we believe the momentum in our Moving and Self-Storage segments will continue, adjusted for the deconsolidation of SAC Holding Corporation. We reported approximately $177.9 million of revenues, $55.2 million of earnings from operations, $67.9 million of interest expense, and a net loss of $9.4 million in fiscal 2004 that are related to variable interests in SAC Holdings that are being deconsolidated as of March 31, 2004. Oxford was recently upgraded to B- by A. M. Best. Oxford’s revenues will likely continue to erode in the near term, although we anticipate operating margins will be maintained. At RepWest, the benefits from focusing its efforts on the U-Haul lines of business are expected to materialize in 2005. Separately, we expect no further costs associated with our financial restructuring during 2005.

Self Moving and Storage

     The following tables sets forth certain revenue and consolidated statements of operations data for the periods indicated:

U-Haul International

	March 31,
	2004	2003	2002
	(In thousands)
Rental revenue	$1,548,408	$1,433,442	$1,425,685
Net sales	181,799	174,065	198,312
Net investment and interest income	21,504	29,358	22,686

	1,751,711	1,636,865	1,646,683

Operating expenses	1,062,695	1,029,774	1,088,390
Commission expenses	176,165	164,508	153,465
Cost of sales	87,430	93,735	110,449
Lease expense	159,869	165,020	171,656
Depreciation, net(A)	125,093	112,815	92,351

Total costs and expenses	1,611,252	1,565,852	1,616,311

Earnings from operations	140,459	71,013	30,372
Interest (income)/expense	(8,560)	9,991	11,675

Pre-tax earnings	149,019	61,022	18,697
Income tax expense	(52,992)	(21,211)	(6,117)

Net earnings	$96,027	$39,811	$12,580

(A)	Depreciation is shown net of (gains)/losses on the disposal of fixed assets:

	2004	2003	2002

Depreciation expense	$116,693	$119,802	$82,940

(Gain)/loss on disposal	8,400	(6,987)	9,411

Depreciation, net	$125,093	$112,815	$92,351

SAC Holdings

	March 31,
	2004	2003	2002
	(In thousands)
Rental revenue	$168,378	$168,027	$112,747
Net sales	50,577	48,768	24,449

	218,955	216,795	137,196

Operating expenses	108,412	105,287	68,223
Cost of sales	24,450	21,359	12,221
Depreciation, net	21,400	21,373	15,071

Total costs and exp	154,262	148,019	95,515

Earnings from operations	64,693	68,776	41,681
Interest expense	80,963	81,164	61,081

Pre-tax loss	(16,270)	(12,388)	(19,400)
Income tax benefit	4,719	3,691	5,375

Net loss	$(11,551)	$(8,697)	$(14,025)

Amerco Real Estate

	March 31,
	2004	2003	2002
	(In thousands)
Rental revenue	$59,754	$59,162	$68,245
Net sales	61	56	55
Net investment and interest income	16,089	10,695	8,321

	75,904	69,913	76,621

Operating expenses	8,063	8,041	6,147
Cost of sales	26	21	24
Lease expense	2,653	640	632
Depreciation, net(A)	4,209	5,169	(2,039)

Total costs and exp	14,951	13,871	4,764

Earnings from operations	60,953	56,042	71,857
Interest expense	29,154	23,652	34,299

Pre-tax earnings	31,799	32,390	37,558
Income tax expense	(12,776)	(13,002)	(15,102)

Net earnings	$19,023	$19,388	$22,456

(A) Depreciation is shown net of (gains)/losses on the disposal of fixed assets:

	2004	2003	2002
Depreciation expense	$8,670	$8,697	$10,339
(Gain)/loss on disposal	(4,461)	(3,528)	(12,378)

Depreciation, net	$4,209	$5,169	$(2,039)

Moving and Self-Storage

2004 Compared With 2003

     Rental revenues at U-Haul, before consolidating entries, were $1,548.4 million in fiscal 2004, compared with $1,433.4 million in 2003. This represents an increase of $115.0 million, or 8.0%, and was driven by a combination of factors, including increased utilization, better price realization and improved product mix. Rental revenues at SAC Holdings, before consolidating entries, were $168.4 million in fiscal 2004 compared with $168.0 million in 2003. This represents an increase of $0.4 million, or 0.2%, and reflects a stable number of rooms available for rent. Rental revenues at Real Estate, before consolidating entries, were $59.8 million in fiscal 2004, compared with $59.2 million in 2003. This represents an increase of $0.6 million, or 1.0%, and reflects increased rental rates.

     Net sales of moving and self-storage related products and services at U-Haul were $181.8 million in fiscal 2004, compared with $174.1 million in 2003. This represents an increase of $7.7 million, or 4.4%, and was driven by increased volume and improved pricing. Net sales of moving and self-storage related products and services at SAC Holdings were $50.6 million in fiscal 2004, compared with $48.8 million in 2003. This represents an increase of $1.8 million, or 3.7%, and was driven by increased volume and improved pricing.

     Net investment and interest income at U-Haul, before consolidating entries, was $21.5 million in fiscal 2004, compared with $29.4 million in 2003. The decrease in interest income is directly related to lower average investment balances in SAC Holdings notes. Net investment and interest income at Real Estate, before consolidating entries, was $16.1 million in fiscal 2004, compared with $10.7 million in 2003. The increase in interest income is directly related to increased investments in mortgage notes.

     Operating expenses at U-Haul, before consolidating entries, were $1,062.7 million in fiscal 2004, compared with $1,029.8 million in 2003. This represents an increase of $32.9 million, or 3.2%, and was the result of increases in payroll, equipment maintenance and insurance costs, which were driven by increases in volume and inflation, partially offset by lower other operating expenses. Operating expenses at SAC Holdings, before consolidating entries, were $108.4 million in fiscal 2004, compared with $105.3 million in 2003. This represents an increase of $3.1 million, or 2.9%, and was the result of inflationary increases in payroll, property taxes, utilities and insurance costs. Operating expenses at Real Estate, before consolidating entries, were $8.1 million in fiscal 2004, compared with $8.1 million in 2003.

     Dealer commissions at U-Haul were $176.2 million in fiscal 2004, compared with $164.5 million in 2003. This represents an increase of $11.7 million, or 7.1%, and was driven by increased rentals by our independent dealers.

     Lease expenses at U-Haul, before consolidating entries, were $159.9 million in fiscal 2004, compared with $165.0 million in 2003. This represents a reduction of $5.1 million, or 3.1%, and reflects a reduction in the amount of rental equipment we leased. Lease expenses at Real Estate, before consolidating entries, were $2.7 million in fiscal 2004, compared with $.6 million in 2003. This represents an increase of $2.1 million and reflects increases in synthetic lease cost and other expenses.

     Depreciation expense, net at U-Haul, before consolidating entries, was $125.1 million in fiscal 2004, net of loss on sales of fixed assets of $8.4 million, compared with $112.8 million in 2003 which included $7.0 million of gains in sales of fixed assets. The overall increase in depreciation between fiscal 2004 and fiscal 2003 is due to losses on the sales of fixed assets in 2004 compared to gains on the sales of fixed assets in 2003. Depreciation expense at SAC Holdings, before consolidating entries, was $21.4 million in fiscal 2004, which is consistent with the amount recorded in 2003.

     Earnings from operations at U-Haul, before consolidating entries, were $140.5 million in fiscal 2004, compared with $71.0 million in 2003. This represents an increase of $69.5 million, or 97.8%, and was driven by increased rentals of our trucks, trailers and self-storage rooms, increased sales of moving and storage related products and services, operational productivity and improved customer service. Earnings from operations at SAC Holdings, before consolidating entries, were $64.7 million in fiscal 2004, compared with $68.8 million in 2003. This represents a decrease of $4.1 million, or 5.9%, and was driven by stable rentals of self-storage rooms, increased sales of moving and storage related products and services, offset by increased operating expenses. Earnings from operations at Real Estate, before consolidating entries, were $61.0 million in fiscal 2004, compared with $56.0 million in 2003. This represents an increase of $5.0 million, or 8.8%, and was driven by increased interest income from investments in mortgage notes.

2003 Compared With 2002

     Rental revenues at U-Haul, before consolidating entries, were $1,433.4 million in fiscal 2003, compared with $1,425.7 million in 2002. This represents an increase of $7.7 million, or 0.5%, and was driven by a combination of factors, including better price realization and productivity gains. Rental revenues at SAC Holdings, before consolidating entries, were $168.0 million in fiscal 2003 compared with $112.7 million in 2002. This represents an increase of $55.3 million, or 49.1%, and reflects increased storage capacity from the acquisition of several locations from U-Haul and increased storage rates. Rental revenues at Real Estate, before consolidating entries, were $59.2 million in fiscal 2003, compared with $68.2 million in 2002. This represents a decrease of $9.0 million, or 13.3%, and reflects the sale of properties to SAC Holdings.

     Net sales of moving and self-storage related products and services at U-Haul were $174.1 million in fiscal 2003, compared with $198.3 million in 2002. This represents a decrease of $24.2 million, or 12.2%, and was driven primarily by the sale of several retail centers to SAC Holdings. Net sales of moving and self-storage related products and services at SAC Holdings were $48.8 million in fiscal 2003, compared with $24.4 million in 2002. This represents an increase of $24.4 million, or 100.0%, and was driven primarily by the acquisition of U-Haul retail centers by SAC Holdings.

     Net investment and interest income at U-Haul, before consolidating entries, was $29.4 million in fiscal 2003, compared with $22.7 million in 2002. The increase in interest income is directly related to higher average investment balances in SAC Holdings notes. Net investment and interest income at Real Estate, before consolidating entries, was $10.7 million in fiscal 2003, compared with $8.3 million in 2002. The increase in interest income is directly related to increased investments in mortgage notes.

     Operating expenses at U-Haul, before consolidating entries, were $1,029.8 million in fiscal 2003, compared with $1,088.4 million in 2002. This represents a decrease of $58.6 million, or 5.4%, and was the result of the sale of several retail centers to SAC Holdings and a cost reduction program. Operating expenses at SAC Holdings, before consolidating entries, were $105.3 million in fiscal 2003, compared with $68.2 million in 2002. This represents an increase of $37.1 million, or 54.4%, and was primarily the result of the acquisition of several locations from U-Haul. Operating expenses at Real Estate, before consolidating entries, were $8.1 million in fiscal 2003, compared with $6.1 million in 2002. This represents an increase of $2.0 million due to more locations in fiscal 2003 compared to fiscal 2002.

     Dealer commissions at U-Haul were $164.5 million in fiscal 2003, compared with $153.5 million in 2002. This represents an increase of $11.0 million, or 7.2%, and was driven by increased rentals by our independent dealers.

     Lease expenses at U-Haul, before consolidating entries, were $165.0 million in fiscal 2003, compared with $171.7 million in 2002. This represents a reduction of $6.7 million, or 3.9%, and reflects a reduction in the amount of rental equipment we leased. Lease expenses at Real Estate, before consolidating entries, were $.06 million in each fiscal 2003, and 2002.

     Depreciation expense net at U-Haul, before consolidating entries, was $112.8 million in fiscal 2003, net of $7.0 million gains on the sale of fixed assets compared with $92.4 million in 2002, net of $9.4 million of loss on the sales of fixed assets. Excluding the gains and losses on sales of fixed assets depreciation expense represents an increase of $36.9 million, or 27.5%, and reflects an increase in the number of trucks that we own. Depreciation expense at SAC Holdings, before consolidating entries, was $21.4 million in fiscal 2003, compared with $15.1 million in 2002. This reflects the acquisition of several locations from U-Haul. Depreciation expense at Real Estate, before consolidating entries, was $5.2 million in fiscal 2003, compared with $(2.0) million in 2002.

     Earnings from operations at U-Haul, before consolidating entries, were $71.0 million in fiscal 2003, compared with $30.4 million in 2002. This represents an increase of $40.6 million, or 133.6%, and was driven by increased rental revenues and lower expenses resulting from the sale of several retail centers to SAC Holdings and a cost reduction program. Earnings from operations at SAC Holdings, before consolidating entries, were $68.8 million in fiscal 2003, compared with $41.7 million in 2002. This represents an increase of $27.1 million, or 65.0%, and was driven by the acquisition of several locations from U-Haul. Earnings from operations at Real Estate, before consolidating entries, were $56.0 million in fiscal 2003, compared with $71.9 million in 2002. This represents a decrease of $15.9 million, or 22.1%, and was driven by a reduction in rental revenues and reductions in gains on asset disposals.

Oxford Life Insurance Company

     The following table sets forth certain net revenue and statements of operations data for the periods indicated:

	December 31,
	2003	2002	2001
	(In thousands)
Premiums	$147,753	$161,398	$159,380
Net investment income	19,046	13,891	23,175

Total revenue	166,799	175,289	182,555

Benefits and losses	103,491	115,628	120,917
Amortization of deferred policy acquisition costs	24,957	20,538	18,583
Operating expenses	27,098	40,549	37,473

Total expenses	155,546	176,715	176,973

Income (loss) from operations	11,253	(1,426)	5,582
Income tax benefit (expense)	(4,493)	549	(2,418)

Net income (loss)	$6,760	$(877)	$3,164

     Premium revenues, before intercompany eliminations, were $147.8 million, $161.4 million, and $159.4 million for the year ended December 31, 2003, 2002, and 2001, respectively. Oxford’s Medicare supplement premiums decreased by $3.5 million from 2002. Within this line of business run-off programs had premium decreases of $7.7 million due to lapses; this was offset by new writings from Christian Fidelity Life Insurance Company (CFLIC) of $4.2 million. Medicare supplement premiums increased $2.8 million from 2001 primarily due to new CFLIC premiums. Premiums from Oxford’s life insurance lines decreased $4.1 million from 2002 and $1.6 million from 2001. Credit life and disability premiums decreased $4.8 million from 2002 and $7.7 million from 2001 due to account cancellations and decreased penetration. Annuitizations decreased by $0.3 million from 2002 and $1.0 million from 2001. Other health insurance premiums decreased $0.9 million from 2002 and decreased $4.1 million from 2001 due to the termination of major medical programs.

     Net investment income before intercompany eliminations was $19.0 million, $13.9 million, and $23.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. The increase from 2002 is due to $6.0 million fewer capital losses and limited partnership losses offset by a lower invested asset base and reduced reinvestment rates. The change from 2001 is due primarily to lower reinvestment rates.

     Benefits and losses incurred were $103.5 million, $115.6 million, and $120.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. Medicare supplement benefits decreased $6.5 million from 2002 and $8.3 million from 2001 primarily due to decreased exposure and improved experience. Credit insurance benefits decreased $2.3 million from 2002 and $4.0 million from 2001 due to decreased exposure. Benefits from other health lines increased $0.3 million from 2002 due to increased morbidity and decreased $3.8 million from 2001 due to the termination of major medical programs. Annuity and life benefits decreased $3.6 million from 2002 and $1.3 million from 2001 due to decreases in life insurance exposure.

     Amortization of deferred policy acquisition costs (DAC) and the value of business acquired (VOBA) was $25.0 million, $20.5 million, and $18.6 million for 2003, 2002, and 2001, respectively. These costs are amortized for life and health policies as the premium is earned over the term of the policy; and for deferred annuities, amortized in relation to interest spreads. Amortization associated with annuity policies increased $6.4 million from 2002 and $7.5 million from 2001 primarily due to increased surrender activity. Other segments decreased $1.9 million from 2002 to 2003, and $1.1 million from 2001 to 2003 due to decreased new business volume.

     Operating expenses were $27.1 million, $40.5 million, and $37.5 million for the years ended December 31, 2003, 2002, and 2001, respectively. Commissions have decreased $4.1 million from 2002 and $3.1 million from 2001 primarily due to decreases in new business. Fee income from surrendered annuity policies is netted into this category. Surrender charge income increased $5.0 million from 2002 and $5.2 million from 2001. General and administrative expenses net of fees collected decreased $4.3 million from 2002 to 2003 and $2.1 million from 2001 to 2003.

     Earnings/(losses) from operations were $11.3 million, $(1.4) million, and $5.6 million for the years ending December 31, 2003, 2002 and 2001, respectively. The increase from 2002 and 2001 is due primarily to fewer other than temporary declines in the investment portfolio and improved loss ratios in the Medicare supplement segment.

Republic Western Insurance Company

     The following table sets forth certain revenue and statements of operations data for the periods indicated:

	December 31,
	2003	2002	2001
Premiums	$93,242	$152,618	$261,975
Net investment income	21,699	22,318	20,651

Totals revenue	114,941	174,936	282,626

Benefits and losses	109,362	128,680	255,756
Amortization of deferred policy acquisition costs	14,126	17,281	22,091
Operating expenses	27,403	36,958	77,210

Total expenses	150,891	182,919	355,057

Loss from operations	(35,950)	(7,983)	(72,431)
Income tax benefit	12,508	2,612	23,736

Net income (loss)	$(23,442)	$(5,371)	$(48,695)

     Premium revenues, before intercompany eliminations, were $93.2 million, $152.6 million, and $262.0 million for the years ended December 31, 2003, 2002, and 2001, respectively. Cancelled agency premiums were $65.6 million, $86.8 million, and $146.5 million for the years ended December 31, 2003, 2002, and 2001, respectively. The decreases from 2002 and 2001 are the result of the Company’s shift in its operating focus away from non affiliated and unprofitable lines of business. Assumed treaty reinsurance premiums were $1.7 million, $31.0 million, and $69.1 million for the year ended December 31, 2003, 2002 and 2001, respectively. The decreases in both years are due to the cancellation and non renewal of all assumed treaty business. Rental industry revenues were $25.9 million, $34.8 million, and $46.3 million for the years ended December 31, 2003, 2002, and 2001, respectively. These decreases are due to the change in structure of the U-Haul business to deductible/self-insured arrangements.

     Net investment income was $21.7 million, $22.3 million, and $20.7 million for the twelve months ended December 31, 2003 2002 and 2001 respectively.

     Benefits and losses incurred were $109.4 million, $128.7 million, and $255.8 million for the twelve months ended December 31, 2003, 2002, and 2001, respectively. The decreases in each year are due to decreased earned premiums in all segments of RepWest’s business.

     Amortization of deferred policy acquisition costs was $14.1 million, $17.3 million, and $22.1 million for the twelve months ended December 31, 2003, 2002, and 2001, respectively. The decreases are due to decreased premium writings.

     Operating expenses, before intercompany eliminations, were $27.4 million, $37.0 million and $77.2 million for the twelve months ended December 31, 2003, 2002, and 2001, respectively. Included in operating expenses are commissions that were $10.3 million, $13.9 million and $51.2 million for the twelve months ended December 31, 2003, 2002 and 2001, respectively. The decreases are due to decreased premium writings.

     Pretax losses from operations were $36.0 million, $8.0 million, and $72.4 million for the twelve months ended December 31, 2003, 2002, and 2001, respectively. The increase in losses in 2003 was due to the development of losses on business lines that were previously written and subsequently terminated. The decrease in losses in 2002 from 2001 was due to reduced expenses as well as improved loss development.

     Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	2003	2002	2001
	(in thousands)
Balance at January 1	$399,447	$448,987	$382,651
Less reinsurance recoverable	146,622	128,044	80,868

Net balance at January 1	252,825	320,943	301,783
Incurred related to:
Current year	56,454	112,284	232,984
Prior years	53,127	16,396	23,042

Total incurred	109,581	128,680	256,026
Paid related to:
Current year	22,931	66,728	106,395
Prior years	100,851	130,070	130,471

Total paid	123,782	196,798	236,866

Net balance at December 31	238,624	252,825	320,943
Plus reinsurance recoverable	177,635	146,622	128,044

Balance at December 31	$416,259	$399,447	$448,987

     As a result of changes in estimates of insured events in prior years, the provision for unpaid losses and loss adjustment expenses (net of reinsurance recoveries of $107.4 million) increased by $53.1 million in fiscal 2003.

     The following table illustrates the change in unpaid loss and loss adjustment expenses. First line — reserves as originally reported at the end of the stated year. Second section, reading down, — cumulative amounts paid as of the end of successive years with respect to that reserve. Third section, reading down, — revised estimates of the original recorded reserve as of the end of successive years. Last section — compares the latest revised estimated reserve amount to the reserve amount as originally established. This last section is cumulative and should not be summed.

	Unpaid Loss and Loss Adjustment Expenses
	December 31
	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
	(In thousands)
Unpaid Loss and Loss Adjustment Expenses	314,482	329,741	341.981	332,674	384,816	344,748	334,858	382,651	448,987	399,447	416,259
Paid (Cumulative) as of:
One year later	70,382	86,796	89,041	89,336	103,752	82,936	117,025	130,471	130,070	100,851
Two years late	115,467	139,247	150,001	161,613	174,867	164,318	186,193	203,605	209,525
Three years later	146,640	173,787	195,855	208,168	216,966	218,819	232,883	255,996
Four years later	166,068	198,434	226,815	232,726	246,819	255,134	264,517
Five years later	181,174	219,425	243,855	250,312	269,425	274,819
Six years later	194,652	231,447	254,204	263,645	282,598
Seven years later	203,535	237,118	264,120	274,249
Eight years later	207,834	242,450	273,205
Nine years later	211,493	250,475
Ten years later	216,688
Reserve Reestimated as of:
One year later	321,058	338,033	353,508	354,776	357,733	339,602	377,096	433,222	454,510	471,029
Two years later	323,368	340,732	369,852	342,164	361,306	371,431	432,714	454,926	523,624
Three years later	309,936	349,459	328,445	346,578	369,598	429,160	437,712	517,361
Four years later	317,687	302,808	331,897	349,810	398,899	413,476	480,200
Five years later	267,005	300,180	339,665	376,142	398,184	443,696
Six years later	262,517	307,306	347,664	369,320	428,031
Seven years later	267,948	332,762	344,451	396,197
Eight years later	303,457	311,682	360,149
Nine years later	270,300	323,241
Ten years later	278,947
Cumulative Redundancy Deficiency)	$35,535	$6,500	$(18,168)	$(63,523)	$(43,215)	$(98,948)	$(145,342)	$(134,710)	$(74,637)	$(71,582)
Retro Premium Recoverable	4,239	8,231	11,294	13,905	18,350	25,569	29,852	39,731	41,206	41,581
Reestimated Reserve:
Amount (Cumulative)	$39,774	$14,731	$(6,874)	$(49,618)	$(24,865)	$(73,379)	$(115,490)	$(94,979)	$(33,431)	$(30,001)

Liquidity and Capital Resources

     Our successful financial restructuring has provided us with a strengthened balance sheet and we believe a capital structure that will allow us to achieve our operational plans and goals and provide us with sufficient liquidity. The majority of the obligations we incurred in connection with our financial restructuring mature at the end of fiscal 2009. The senior subordinated notes mature at the end of fiscal 2011. As a result, we believe that our liquidity is strong, which will allow us the ability to focus on our operations and business to improve our liquidity in the long term. We further believe that as we are successful in improving our operations and further strengthening our liquidity, we will improve our access to the capital markets. However, there is no assurance that future cash flows will be sufficient to meet our outstanding obligations or our future capital needs. The terms of our secured indebtedness place financial and operational covenants on AMERCO and its subsidiaries, and restrict our ability to incur additional indebtedness and other obligations.

     As a result of the deconsolidation of SAC Holding during the fourth quarter of 2004, AMERCO’s assets and liabilities were reduced approximately $472 million and $629 million, respectively, and equity increased approximately $157 million. This deconsolidation was the result of AMERCO no longer being the primary beneficiary of a majority of its variable interests in SAC Holdings.

     At March 31, 2004, cash and cash equivalents totaled $81.6 million, up from $66.8 million at March 31, 2003. In addition, AMERCO had availability under its revolving credit facility of $35.9 million.

     At March 31, 2004 notes and loans payable, as reported, was $1.0 billion, and represented 1.9 times stockholders’ equity. At March 31, 2003, notes and loans payable, as reported, was $1.4 billion and represented 4.3 times stockholders’ equity.

     On April 30, 2004, AMERCO completed its transaction with UH Storage DE, a W.P. Carey affiliate, effectively terminating its amended and restated leases (the synthetic leases) with the Bank of Montreal and Citibank. This transaction will result in AMERCO eliminating its capital lease obligation of approximately $99.5 million during the first quarter of fiscal 2005. (See footnote 23 to Consolidated Financial Statements for a more complete discussion of this transaction and its effect on the Company’s financial statements.)

     For fiscal year 2004, cash (used) provided by operating activities was $(40.3) million, compared to $74.5 million in fiscal year 2003, and $(19.6) million in fiscal year 2002.

     We provided $55.2 million in net cash from investing activities during fiscal year 2004, compared to a use of $36.1 million in fiscal year 2003 and a use of $148.1 million in fiscal year 2002. Gross capital expenditures were $198.4 million, $243.2 million and $381.5 million in 2004, 2003 and 2002, respectively. Capital dispositions were $63.2 million, $96.9 million and $229.4 million in 2004, 2003 and 2002, respectively. Net capital expenditures were $135.2 million, $146.3 million and $152.1 million in 2004, 2003 and 2002, respectively.

     Financing activities used $(0.1) million during fiscal year 2004. This compares with usage of $(13.0) million during fiscal year 2003. We provided $159.5 million from financing activities during fiscal year 2002.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Self-Storage

     To meet the needs of its customers, U-Haul maintains a large fleet of rental equipment. Historically, capital expenditures have primarily reflected new rental equipment acquisitions. The capital required to fund these expenditures has historically been obtained through internally generated funds from operations, lease financing and sales of used equipment. Going forward, we anticipate that a substantial portion of our internally generated funds will be used to enhance liquidity by paying down existing indebtedness. During each of the fiscal years ended March 31, 2005, 2006 and 2007, U-Haul estimates that net capital expenditures will average approximately $150 million to maintain its fleet at current levels. Financial covenants contained in our loan agreements limit the amount of capital expenditures we can make in 2005, 2006 and 2007, net of dispositions, to $185 million, $245 million and $195 million, respectively. Management estimates that U-Haul will fund its fleet expansion requirements from leasing and from the proceeds from the sale of trucks. We intend to focus our growth on expanding our independent dealer network, which does not require a substantial amount of capital resources.

     Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul’s growth through lease and debt financing. U-Hauls’s growth plan in self-storage is focused on eMove, which does not require acquisition or construction of self-storage properties by the company. Therefore, Real Estate will not require substantial capital for its future plans and our loan covenants give us the necessary flexibility to implement this plan.

     SAC Holdings operations are funded by various mortgage loans and unsecured notes. SAC Holdings does not utilize revolving lines of credit to finance its operations or acquisitions. Certain of SAC Holdings loan agreements contain restrictive covenants and restrictions on incurring additional subsidiary indebtedness.

Life Insurance

     As of December 31, 2003, Oxford had no notes and loans payable in less than one year and its accounts payable and accrued expenses total approximately $5.5 million. Oxford’s financial assets (cash, receivables, inventories, short-term investments, other investments and fixed maturities) at December 31, 2003 were approximately $846.6 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Oxford’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

     The primary sources of cash for Oxford include premiums, receipts for interest sensitive products and investment income. The primary uses of cash are operating costs and benefit payments to policy holders. Matching the investment portfolio to the cash flow demands of the types of insurance being written is an important consideration. Benefit and claim statistics are continually monitored to provide projections of future cash requirements.

     In addition to cash flows from operating and financing activities, a substantial amount of liquid funds are available through Oxford’s short-term portfolio. Short-term investments amounted to $122.9 million, $81.4 million and $53.5 million at December 31, 2003, 2002 and 2001, respectively.

Property and Casualty Insurance

     As of December 31, 2003, RepWest had no notes or loans due in less than one year and its accounts payable, accrued expenses, and other payables were approximately $18.4 million. RepWest’s financial assets (cash, receivables, inventories, short-term investments and fixed maturities) at December 31, 2003 were approximately $353.2 million.

     State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, RepWest’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries. Conversely, AMERCO’s loan agreements prohibit any further loans, capital contributions or other advances to RepWest by AMERCO.

     The primary sources of cash for RepWest include premiums and investment income. The primary uses of cash are operating costs and benefit payments to policy holders. Matching the investment portfolio to the cash flow demands of the types of insurance written is an important consideration. Benefit and claim statistics are continually monitored to provide projections of future cash requirements.

     RepWest’s cash and cash equivalents and short-term investment portfolio were $62.1 million, $35.1 million, and $18.3 million at December 31, 2003, 2002, and 2001, respectively. This balance reflects funds in transition from maturity proceeds to long term investments. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs. Capital and operating budgets allow Republic to schedule cash needs in accordance with investment and underwriting proceeds.

Cash Provided from Operating Activities by Operating Segments

Moving and Self-Storage

     Cash provided from operating activities from U-Haul was $210.9 million, $83.5 million and $96.2 million in fiscal years 2004, 2003 and 2002, respectively. The decrease in fiscal year 2003 was due to a decline in intercompany payables that was partially offset by an increase in depreciation expense of rental equipment. Cash provided (used) from operating activities for Real Estate was $93.8 million, $(87.1) million and $(144.1) million for fiscal years 2004, 2003 and 2002, respectively. Cash provided (used) from operating activities for SAC Holdings was $8.2 million, $13.5 million and $(1.3) million in fiscal years 2004, 2003 and 2002, respectively.

Life Insurance

     Cash provided (used) from operating activities from Oxford was $20.9 million, $(18.0) million and $(5.2) million for fiscal years 2004, 2003 and 2002, respectively. The increase in cash flow from operating activities from fiscal years 2003 and 2002 relates to lower federal income tax payments, better loss experience and lower commissions.

Property and Casualty Insurance

     Cash flows used by operating activities were $86.8 million, $75.1 million, and $61.5 million for the years ended December 31, 2003, 2002, and 2001, respectively. The cash used by operating activities is a result of RepWest exiting the assumed reinsurance and non U-Haul related lines. As RepWest adjudicates the claims in these lines there will be a continued use of cash and a corresponding decrease in insurance reserves.

Liquidity and Capital Resources-Summary

     We believe we have the financial resources needed to meet our business requirements including capital expenditures for the expansion and modernization of our rental fleet, rental equipment and rental storage space, working capital requirements and our preferred stock dividend program.

     For a more detailed discussion of our long-term debt and borrowing capacity, please see footnote 9 “Borrowings” to the “Notes to the Consolidated Financial Statements.”

Disclosures about Contractual Obligations and Commercial Commitments

     The following table provides contractual commitments and contingencies as of March 31, 2004:

		Payment due by Period (as of March 31, 2004)
		Prior to		04/01/05	04/01/07	April 1,2009
Contractual Obligations	Total	03/31/05		03/31/07	03/31/09	and Thereafter
	(In thousands)
Revolving credit facility, senior secured first lien	$164,051	$—		$—	$164,051	$—
Senior amortizing notes, secured, first lien, due 2009	350,000	3,500		7,000	339,500	—
Senior notes, secured second lien, 9%, due 2009	200,000	—		—	200,000	—
Senior subordinated notes, secured, 12% due 2011	148,646	—		—	—	148,646
AMERCO’s operating leases	341,504	127,087		170,584	37,537	6,296
AMERCO’s capitalized portion of synthetic lease	224,119	224,119	(A)	—	—	—
Private Mini Support Agreement	70,000	—		—	—	70,000
Other obligations	17,822	—		—	—	17,822
SAC Holding II notes and loans*	153,725	1,236		2,533	3,214	146,742
Elimination of SAC Holding II obligations to AMERCO	(75,088)	—		—	—	(75,088)

Total contractual obligations	$1,594,779	$355,942		$180,117	$744,302	$314,418

As presented above, contractual obligations on debt and guarantees represent principal payments while contractual obligations for capital and operating leases represent the notional payments under the lease arrangements, including anticipated future cash payments for interest on capital leases. Certain other liabilities are reported in the Company’s consolidated balance sheets but are not reflected in the table above due to the absence of stated maturities.

* These notes and loans represent obligations of SAC Holding II issued to third party lenders and Amerco.

(A)	Includes $218.6 million of obligations under synthetic leases and future interest on the capitalized portion of the synthetic leases of $5.5 million. These agreements were prepaid in full and terminated in April 2004. See Note 23 to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

     AMERCO used certain equipment and occupies certain facilities under operating lease commitments with terms expiring substantially through 2034 with the exception of one land lease expiring 2079. In the event of a shortfall in proceeds from the sale of the underlying assets, AMERCO has guaranteed approximately $235.0 million of residual values at March 31, 2004, for these assets at the end of the respective lease terms. AMERCO has been leasing equipment since 1987 and, thus far, we have experienced no residual value shortfalls. See details related to operating lease commitments in Note 16 to the consolidated financial statements on page F-30.

     The Company uses off-balance sheet arrangements where the economics and sound business principles warrant their use. The Company’s principal use of off-balance sheet arrangements occurs in connection with the expansion of our self-storage business. The Company currently manages the self-storage properties owned by SAC Holding Corporation pursuant to a standard form of management agreement with each SAC Holding Corporation subsidiary, under which the Company receives a management fee equal to 6% of the gross receipts.

Business Outlook

     As we look ahead to fiscal 2005, we believe the momentum in our Moving and Self-Storage segment will continue, adjusted for the deconsolidation of SAC Holding Corporation. We reported approximately $177.9 million of revenues, $55.2 million of earnings from operations, $67.9 million of interest expense, and a net loss of $9.4 million in fiscal 2004 that are related to variable interests in SAC Holdings that were deconsolidated as of March 31, 2004.

     U-Haul will continue to benefit from the initiatives mentioned earlier, including positive sales increases and maintenance cost improvements associated with our fleet replacement program.

     Oxford is in the process of rebuilding its business that was impacted by the AMERCO restructuring. Prior to the restructuring Oxford was rated B++ by A.M. Best. The rating was reduced to C+ during the restructuring, but has been recently upgraded to B- with a positive future outlook. Continued improvement in the rating will be a key factor in the success of Oxford’s marketing programs including annuities, life insurance, Medicare supplement, and credit life and disability. Oxford’s statutory capital measurements continue to strengthen and its existing business is expected to continue to perform profitably.

     RepWest expects to realize the benefits of our restructuring. During 2004 we successfully discontinued the majority of the unprofitable direct and assumed reinsurance lines and significantly strengthened our reserves associated with those lines. U-Haul related lines have historically been profitable and we expect to see the results of the new business plan during 2005. RepWest’s statutory capital measurements will continue to strengthen as the reserves of the discontinued lines run off. We are working with the Arizona Department of Insurance regarding the supervision order and expect it to be resolved in the future.

     We expect no further costs associated with our financial restructuring during 2005.

Cautionary Statement Regarding Forward-looking Statements

     This Annual Report on Form 10-K contains forward-looking statements. We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may include, but are not limited to, projections of revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, financing needs and plans, our perceptions of our legal positions and anticipated outcomes of pending litigation against us, liquidity, goals and strategies, plans for new business, growth rate assumptions, pricing, costs, and access to capital and leasing markets as well as assumptions relating to the foregoing. The words “believe”, “expect”, “anticipate”, “estimate”, “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation, the risk factors enumerated at the end of this section, as well as the following: the Company’s ability to operate pursuant to the terms of its credit facilities; the Company’s ability to maintain contracts that are critical to its operations; the costs and availability of financing; the Company’s ability to execute its business plan; the Company’s ability to attract, motivate and retain key employees; general economic conditions; fluctuations in our costs to maintain and update our fleet and facilities; our ability to refinance our debt; changes in government regulations, particularly environmental regulations; our credit ratings; the availability of credit; changes in demand for our products; changes in the general domestic economy; degree and nature of our competition; the resolution of pending litigation against the Company; changes in accounting standards and other factors described in this report or the other documents we file with the Securities Exchange Commission. The above factors, the following disclosures, as well as other statements in this report and in the Notes to our Consolidated Financial Statements, could contribute to or cause such differences, or could cause our stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized. The Company disclaims any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

Quarterly Results (unaudited)

     The quarterly results shown below are derived from unaudited financial statements for the eight quarters beginning April 1, 2002 and ending March 31, 2004. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, such results. U-Haul moving and storage operations are seasonal and proportionally more of the Company’s revenues and net earnings from its U-Haul moving and self-storage operations are generated in the first and second quarters of each fiscal year (April through September). The operating results for the periods presented are not necessarily indicative of results for any future period.

	Quarter Ended
	Mar 31, 2004	Dec 31, 2003	Sep 30, 2003		June 30, 2003
	(In thousands, except for share and per share data)
Total revenues	$457,339	$502,583	$627,457		$580,116
Earnings/(loss) from operations	(46,605)	(1,030)	98,990		75,560
Net earnings (loss)	(52,946)	(21,667)	44,025		27,736
Earnings/(loss) available to common shareholders	(56,186)	(24,908)	40,784		24,495
Weighted average common shares outstanding basic and diluted	20,774,689	20,757,297	20,744,692		20,732,086
Earnings (loss) per common share basic and diluted	$(2.70)	$(1.20) *	$1.97	*	$1.18	*

	Quarter Ended
	Mar 31, 2003	Dec 31, 2002	Sep 30, 2002		June 30, 2002
	(In thousands, except for share and per share data)
Total revenues	$448,997	$467,223	$636,874		$579,294
Earnings/(loss) from operations	(10,534)	(6,722)	62,869		63,597
Net earnings (loss)	(25,110)	(45,783)	22,128		23,779
Earnings/(loss) available to common shareholders	(28,351)	(49,024)	18,887		20,538
Weighted average common shares outstanding basic and diluted	20,749,681	20,752,204	20,812,686		20,946,168
Earnings (loss) per common share basic and diluted	$(1.37) *	$(2.36) *	$0.91	*	$0.98	*

*	Amounts revised to reflect the corrected number of weighted average common shares outstanding.

The weighted average common shares increased (decreased) by approximately 353,000; 33,000; (11,000); (87,000); 906,000; 230,000; and 657,000 for the seven quarters ending December 31, 2003, respectively.

The effect of including these shares was to increase (decrease) earnings (loss) per share by $.02; $.00; $.00; $.01; $.05; $.02; $(.04); for the seven quarters ended December 31, 2003, respectively.

Risk Factors

We operate in a highly competitive industry.

     The truck rental industry is highly competitive and includes a number of significant national, regional and local competitors. Competition is generally based on convenience of rental locations, availability of quality rental moving equipment, breadth of essential services and price. In our truck rental business, we face competition from Budget Car and Truck Rental Company and Penske Truck Leasing. Some of our competitors may have greater financial resources than we have. We cannot assure you that we will not be forced to reduce our rental prices or delay price increases.

     The self-storage industry is large and highly fragmented. We believe the principle competitive factors in this industry are convenience of storage rental locations, cleanliness, security and price. Our primary competitors in the self-storage market are Public Storage, Shurgard, Storage USA and others. Competition in the market areas in which we operate is significant and affects the occupancy levels, rental sales and operating expenses of our facilities. Competition might cause us to experience a decrease in occupancy levels, limit our ability to raise rental sales and require us to offer discounted rates that would have a material affect on operating results.

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

     As of March 31, 2004, Edward J. Shoen, Chairman of the Board of Directors and President of AMERCO, James P. Shoen, a director of AMERCO, and Mark V. Shoen, an executive officer of AMERCO, collectively own 8,789,933 shares (approximately 42.4%) of the outstanding common shares of AMERCO. Accordingly, Edward J. Shoen, Mark V. Shoen and James P. Shoen will be in a position to continue to influence the election of the members of the Board of Directors and approval of significant transactions. In addition, 2,303,681 shares (approximately 10.8%) of the outstanding common shares of AMERCO, including shares allocated to employees and unallocated shares, are held by our Employee Savings and Employee Stock Ownership Trust.

Our operations subject us to numerous environmental regulations and the possibility that environmental liability in the future could adversely affect our operations.

     Compliance with environmental requirements of federal, state and local governments significantly affects our business. Among other things, these requirements regulate the discharge of materials into the water, air and land and govern the use and disposal of hazardous substances. Under environmental laws, we can be held strictly liable for hazardous substances that are found on real property we have owned or operated. We are aware of issues regarding hazardous substances on some of our real estate and we have put in place a remedial plan at each site where we believe such a plan is necessary. We regularly make capital and operating expenditures to stay in compliance with environmental laws. In particular, we have managed a testing and removal program since 1988 for our underground storage tanks. Under this program, we spent $43.7 million between April 1988 and March 31, 2004. Despite these compliance efforts, risk of environmental liability is part of the nature of our business.

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

     In the last ten years, we purchased all of our rental trucks from Ford and General Motors. Although we believe that we have alternative sources of supply for our rental trucks, termination of one or both of our relationships with these suppliers could have a material adverse effect on our business, financial condition or results of operations.

Our property and casualty insurance business has suffered extensive losses.

     Since January 2000, our property and casualty insurance business, RepWest, reported losses totaling approximately $149 million. These losses are primarily attributable to business lines that were unprofitable as underwritten. To restore profitability in RepWest, we have exited all non-U-Haul related lines and have strengthened the reserves on the lines being eliminated. Although we believe the terminated lines are adequately reserved, we cannot assure you that there will not be future adverse reserve development.

Our life insurance business was downgraded by A.M. Best during restructuring

     A.M. Best downgraded Oxford and its subsidiaries during the restructuring to C+. Upon emergence from bankruptcy in March 2004, Oxford and its subsidiaries were upgraded to B-. A.M. Best has indicated the rating outlook for our life insurance business is positive. Prior to AMERCO’s restructuring Oxford was rated B++. Financial strength ratings are important external factors that can affect the success of Oxford’s business plans. Accordingly, if Oxford’s ratings, relative to its competitors, do not continue to improve, Oxford may not be able to retain and attract business as currently planned.

Notes receivable from SAC Holdings are a significant portion of AMERCO’S total assets.

     At March 31, 2004, we held approximately $203.8 million of notes due from SAC Holdings. Although these assets have been eliminated in the consolidated financial statements, we have significant economic exposure to SAC Holdings. SAC Holdings is highly leveraged with significant indebtedness to others. We hold various junior unsecured notes of SAC Holdings. If SAC Holdings is unable to meet its obligations to its senior lenders, it could trigger a default on its obligations to us. In such an event of default, we could suffer a significant loss to the extent the value of the underlying collateral on our loans to SAC Holdings is inadequate to repay SAC Holdings’ senior lenders and us. We cannot assure you that SAC Holdings will not default on its loans to their senior lenders or that the value of SAC Holdings’ assets upon liquidation would be sufficient to repay us in full.

We face risks related to an SEC investigation and securities litigation.

     The SEC has issued a formal order of investigation to determine whether we have violated the Federal securities laws. Although we have cooperated with the SEC in this matter and intend to continue to cooperate, the SEC may determine that we have violated Federal securities laws. We cannot predict when this investigation will be completed or its outcome. If the SEC makes a determination that we have violated Federal securities laws, we may face sanctions, including, but not limited to, significant monetary penalties and injunctive relief.

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

     On June 24, 2003, we received a letter from NASDAQ indicating that, in light of AMERCO’s Chapter 11 filing, a NASDAQ Listing Qualifications Panel (the “Panel”) would consider such filing and associated concerns in rendering a determination regarding AMERCO’s listing status. Nasdaq has indicated that the Panel has determined to continue the listing of AMERCO’s common stock on Nasdaq provided that AMERCO complies with all requirements for continued listing on Nasdaq and timely files all periodic reports with the SEC for all periods ending on or before June 30, 2004, without the benefit of any extensions provided pursuant to Exchange Act Rule 12b-25. Although we intend to take all actions available to maintain our Nasdaq listing, there can be no assurance that we will be able to do so. We have advised Nasdaq that we did not meet Nasdaq’s deadline for this Form 10-K and we are seeking a waiver of this requirement for such filing.

RepWest has consented to an Order of Supervision issued by the Arizona Department of Insurance.

     On May 20, 2003, RepWest consented to an Order for Supervision issued by the Arizona Department of Insurance (“DOI”). The DOI determined that RepWest’s level of risk based capital (RBC) allowed for regulatory control. Pursuant to this order and Arizona law, during the period of supervision, RepWest may not engage in any of the following activities without the prior approval of the DOI:

     a. dispose of, convey or encumber any of its assets or its business in force;

     b. withdraw any of its bank accounts;

     c. lend any of its funds;

     d. invest any of its funds;

     e. transfer any of its property;

     f. incur any debt, obligation or liability including the issuance of all new and renewal business;

     g. merge or consolidate with another company;

     h. enter into any new reinsurance contract or treaty; or

     i. enter into any affiliate transactions.

     In order to abate the DOI’s order, RepWest must establish that it possesses surplus in compliance with Arizona law and as the Director of Insurance may require based on type, volume or nature of its business pursuant to Arizona law and establish that certain credit risks associated with the exposures to AMERCO and its affiliates have been eliminated.

     If RepWest fails to satisfy the DOI’s concerns, the DOI may take further action, including, but not limited to, commencing a conservatorship.

New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires that variable interest entities be consolidated by a company if that company absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding a variable interest. In December 2003, the FASB issued FIN 46R, which reflected certain amendments to the standard. The provisions of FIN 46, as revised, are effective for the first interim or annual period ending after March 15, 2004 when certain conditions are met by a variable interest entity. The Company has adopted FIN 46R and the effects of the variable interest are further explained in the Notes to the financial statements.

     In April 2003, the FASB issued SFAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement (SFAS 149) amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying derivative to conform it to the language used in FIN 45, and (4) amends certain other existing pronouncements. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company has adopted SFAS 149 and it had no material impact on the Company’s financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003; including all financial instruments created or modified after May 31, 2003. The Company has adopted SFAS 150 and it had no material impact on the Company’s financial position, results of operations or cash flows.

     In December 2003, FASB issued SFAS No. 132 (Revised 2003), Employers’ Disclosure about Pensions and Other Post-retirement Benefits and amendment of FASB Statements No. 87, 88 and 106. This Statement revises employers’ disclosures about pension plans and other post-retirement benefit plans. The disclosures required by this Statement are effective for fiscal years ending after December 15, 2003. The Company has incorporated these expanded disclosures into our footnotes of the financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to financial market risks, including changes in interest rates and currency exchange rates. To mitigate these risks, we may utilize derivative financial instruments, among other strategies. We do not use derivative financial instruments for speculative purposes.

Interest rate risk

     The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations. We have used interest rate swap agreements to provide for matching the gain or loss recognition on the hedging instrument with the recognition of the changes in the cash flows associated with the hedges asset or liability attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. At March 31, 2004 and at March 31, 2003, the Company had no interest rate swap contracts. On May 13, 2004 the Company entered into separate interest rate cap contracts for $200 million of its variable rate debt obligations for a two year term and for $50 million of its variable rate debt obligations for a three year term. At March 31, 2004, the Company had approximately $515 million of variable rate debt obligations. A fluctuation in the interest rates of 100 basis points would change interest expense for the Company by approximately $5.2 million annually.

Foreign Currency Exchange Rate Risk

     The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 2% of our revenue is generated in Canada. The result of a 10% change in the value of the U.S. dollar relative to the Canadian dollar would not be material. We typically do not hedge any foreign currency risk since the exposure is not considered material.

ITEM 8. Financial Statements and Supplementary Data

     The Report of Independent Accountants and Consolidated Financial Statements of AMERCO including the notes to such statements and the related schedules are set forth on pages F-1 through F-58 and thereby incorporated herein.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not applicable.

ITEM 9A. Controls and Procedures

     We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Annual Report. The controls evaluation was done under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO).

Definition of Disclosure Controls

     Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within Disclosure Controls, they are included in the scope of our quarterly controls evaluation.

Limitations on the Effectiveness of Controls

     The management of the Company, including the CEO and the CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of certain future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

     The evaluation of our Disclosure Controls included a review of the objectives and design of the controls, the implementation of the controls by the company and the effect of the controls on the information generated for use in this Annual Report. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and the CFO, concerning the effectiveness of the controls can be reported in our Quarterly Reports on Form 10-Q and to supplement our disclosures made in our Annual Report on Form 10-K. Many of the components of our Disclosure Controls are evaluated on an on-going basis by personnel in our finance department, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

     Among other matters, we also considered whether our evaluation identified any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, and whether the company had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally, and because item 5 of the certifications of the CEO and the CFO requires that the CEO and the CFO disclose that information to the Audit Committee of our Board and the independent auditors. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions,” which are deficiencies in the design or operation of controls that could adversely affect our ability to record, process, summarize and report financial data in the financial statements. Auditing literature defines “material weakness” as a particularly serious reportable condition in which the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. Based upon our evaluation of the effectiveness of the Company’s internal controls, management has concluded that there were deficiencies in the design and operation of internal controls that adversely affected our ability to record, process and summarize and report financial data related to: SAC Holding I and SAC Holding II Corporation account analyses, and general ledger reconciliation and segregation of the Canadian general ledger into local currency. These deficiencies were considered to be material weaknesses under the standards established by the American Institute of Certified Public Accountants. As a result of the conclusions discussed above, under the direction of the Audit Committee and the Board of Directors, we have taken corrective action to strengthen our internal controls and procedures to ensure information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and accurately reported, within the time periods specified in the SEC’s rules and forms. We also sought to address other control matters in the control evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our on-going procedures.

Changes in Internal Control Over Financial Reporting

     During the last fiscal quarter covered by this report we made no change in our internal control over financial reporting which materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Conclusions

     Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Annual Report, our Disclosure Controls were effective to provide reasonable assurance that material information relating to AMERCO and its consolidated subsidiaries is made known to management, including the CEO and the CFO, particularly during the period when our periodic reports are being prepared.

PART III

Item 10. Directors and Executive Officers of the Registrants

     The Registrants’ Directors and Executive Officers are:

Name	Age*	Office
Edward J. Shoen	55	Chairman of the Board, President, and Director
William E. Carty	77	Director
John M. Dodds	67	Director
Charles J. Bayer	64	Director
John P. Brogan	59	Director
James J. Grogan	49	Director
M. Frank Lyons	68	Director
James P. Shoen	44	Director
Gary B. Horton	60	Treasurer of AMERCO and Asst. Treasurer of U-Haul
Gary V. Klinefelter	55	Secretary & General Counsel of AMERCO and U-Haul
Jack A. Peterson	51	Chief Financial Officer of AMERCO and U-Haul
Rocky D. Wardrip	46	Assistant Treasurer of AMERCO
Mark V. Shoen	53	President of U-Haul Phoenix Operations
John C. Taylor	46	Director and Executive V.P. of U-Haul
Ronald C. Frank	63	Executive V.P. of U-Haul Field Operations
Mark A. Haydukovich	47	President of Oxford Life Insurance Company
Carlos Vizcarra	57	President of Amerco Real Estate Company
Richard M. Amoroso	44	President of Republic Western Insurance Company

*	Ages are as of March 31, 2004

Class I (Term Expires at 2007 Meeting)

     John P. Brogan has served as a Director of AMERCO since August 1998 and has served as the Chairman of Muench-Kreuzer Candle Company since 1980. He has been involved with various companies including a seven year association with Alamo Rent-A-Car that ended in 1986. He is a member of the American Institute of Certified Public Accountants and served as Chairman of the Board of Trustees, College of the Holy Cross, from 1988 to 1996.

     James J. Grogan has served as a Director of AMERCO since August 1998 and is the CEO of Loreto Bay Company. He was President of G.W. Holdings, a diversified investment company, from 2001 to 2002. Throughout 1999 and 2000, he served as President and CEO of Sterling Financial Corporation, a Toronto Stock Exchange company focused on real estate investments. He was the Senior Executive Vice President of UDC Homes, a homebuilder, from 1996 to 1998. He serves on the Board of Directors of several charitable organizations.

Class II (Term Expires at 2004 Meeting)

     Edward J. Shoen has served as a Director and Chairman of the Board of AMERCO since 1986, as President since 1987, as a Director of U-Haul since 1990, and as the President of U-Haul since 1991. Mr. Shoen has been associated with the Company since 1971.

     M. Frank Lyons was elected to the Board of AMERCO on February 6, 2002. Mr. Lyons served in various positions with the Company from 1959 until 1991, including 25 years as the president of Warrington Manufacturing. From 1991 until his retirement in 2000 he was president of Evergreen Realty, Inc.

Class III (Term Expires at 2005 Meeting)

     John M. Dodds has served as a Director of AMERCO since 1987 and Director of U-Haul since 1990. Mr. Dodds has been associated with the Company since 1963. He served in regional field operations until 1986 and served in national field operations until 1994. Mr. Dodds retired from the Company in 1994.

     James P. Shoen has served as a director of AMERCO since 1986 and was Vice President of AMERCO from 1989 to November 2000. Mr. Shoen has been associated with the Company since 1976. He served from 1990 to November 2000 as Executive Vice President of U-Haul. He is currently Vice President of Amerco Business Consultants, a subsidiary of the Company.

Class IV (Term Expires at 2006 Meeting)

     William E. Carty has served as a Director of AMERCO since 1987 and as a Director of U-Haul since 1986. He has been associated with the Company since 1946. He has served in various executive positions in all areas of the Company. Mr. Carty retired from the Company in 1987.

      Charles J. Bayer has served as a Director of AMERCO since 1990 and has been associated with the Company since 1967. He has served in various executive positions including V.P. Finance and served as President of Amerco Real Estate Company until his retirement in October 2000. He is a graduate of Notre Dame University, and has an MBA from the W.P. Carey School of Business at ASU. Prior to AMERCO, Charles served as Commanding Officer on the USS Asheville.

Other Executive Officers

     Gary B. Horton has served as Treasurer of AMERCO since 1982 and Assistant Treasurer of U-Haul since 1990. He has been associated with the Company since 1969.

     Gary V. Klinefelter, Secretary of AMERCO since 1988 and Secretary of U-Haul since 1990, is licensed as an attorney in Arizona and has served as General Counsel of AMERCO and U-Haul since June 1988. He has been associated with the Company since 1978.

     Jack A. Peterson has served as Chief Financial Officer of AMERCO and U-Haul since June 2004. Prior to joining AMERCO, he was Executive Vice President and Chief Financial Officer of Alliant Foodservice, Inc. (formerly Kraft Foodservice, Inc.) from April 1989 until May 1998. During 2002, Mr. Peterson was Executive Vice President and Chief Financial Officer of Johnston-Keay Laboratories. During 2003 and until joining AMERCO in 2004, he was Vice President and Chief Financial Officer of Lee Food Service, Inc.

     Rocky D. Wardrip, Assistant Treasurer of AMERCO since 1990, has been associated with the Company since 1978 in various capacities within accounting and treasury operations.

     Mark V. Shoen has served as a Director of AMERCO from 1990 until February 1997. He has served as a Director of U-Haul from 1990 until November 1997 and as President, Phoenix Operations, from 1994 to present.

     John C. Taylor, Director of U-Haul since 1990, has been associated with the Company since 1981. He is presently an Executive Vice President of U-Haul.

     Ronald C. Frank has been associated with the Company since 1959. He is presently Executive Vice President of U-Haul Field Operations.

     Mark A Haydukovich has been associated with the Company since 1979. He has served as President of Oxford since June 1997. From 1980 to 1997 he served as Vice President of Oxford.

     Carlos Vizcarra has been associated with the Company since 1978. He has served as President of Amerco Real Estate Company since September 2000. He began his previous position as Vice President/ Storage Product Group for U-Haul in 1988.

     Richard M. Amoroso has served as President of RepWest since August 2000. He was Assistant General Counsel of U-Haul from 1993 until February 2000. He served as Assistant General Counsel of ON Semiconductor Corporation from February to August 2000.

     Edward J., Mark V., and James P. Shoen are brothers. William E. Carty is the uncle of Edward J. and Mark V. Shoen. M. Frank Lyons was married to William E. Carty’s sister and the aunt of Edward J. and Mark V. Shoen until her death in 1992.

     Reference is made to Item 1, Business — Recent Developments — Emergence from Chapter 11 Restructuring.

Section 16(a) Beneficial Ownership Reporting and Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership of, and transactions in, the Company’s securities with the Securities and Exchange Commission. Such directors, executive officers and 10% stockholders are also required to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on a review of the copies of such forms received by it, the Company believes that during fiscal 2004, all Section 16(a) filing requirements applicable to its directors, officers and 10% stockholders were complied with.

     Information about AMERCO’s audit committee is included in this report under the caption “Principal Accounting Fees and Services.”

Code of Ethics

     The Company has adopted a code of ethics that applies to all management and non management employees. A copy of our code of ethics is located on our website at amerco.com.

Item 11. Executive Compensation

     The following Summary Compensation Table shows the annual compensation for fiscal years 2004, 2003 and 2002 paid to (1) the Company’s chief executive officer; and (2) the four most highly compensated executive officers of the Company, other than the chief executive officer.

Summary Compensation Table

		Annual Compensation
				All Other
		Salary	Bonus	Compensation
Name and Principal Position	Year	($) (1)	($)	($) (2)
Edward J. Shoen
Chairman of the Board and President of AMERCO and U-Haul	2004	467,307	3,000	1,987
	2003	503,708	—	334
	2002	503,708	—	1,311
Mark V. Shoen
President of U-Haul Phoenix Operations	2004	623,076	3,000	1,987
	2003	617,308	—	334
	2002	623,077	—	1,311
Ronald C. Frank
Executive V.P. U-Haul Field Operations	2004	240,852	198,805	1,987
	2003	237,995	15,704	334
	2002	188,471	—	1,311
Gary B. Horton
Treasurer of AMERCO and Assistant Treasurer of U-Haul	2004	242,308	46,380	1,987
	2003	242,308	40,000	334
	2002	233,655	40,000	1,311
Gary V. Klinefelter
Secretary and General Counsel of AMERCO and U-Haul	2004	285,581	3,000	1,987
	2003	251,738	55,000	334
	2002	222,547	67,000	1,311

(1)	Includes annual fees paid to Directors of AMERCO and U-Haul.

(2)	Represents the value of Common Stock allocated under the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan.

     The annual fee for all services as a director of AMERCO prior to June 4, 2003 was $26,400. Effective on that date, the annual fee was increased to $50,000. This amount is paid in equal monthly installments. Audit Committee members receive an additional $50,000 annual fee. Executive Finance Committee and Compensation Committee members each receive an additional $20,000 annual fee. Independent Governance Committee members receive an annual fee of $50,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     To the best of the Company’s knowledge, the following table lists, as of March 31, 2004 (1) the beneficial ownership of AMERCO’s equity securities by each director and director nominee of AMERCO, by each executive officer named above, and by all directors and executive officers of AMERCO as a group; (2) the beneficial ownership of Common Stock of those persons who beneficially own more than five percent (5%) of the Common Stock of AMERCO; and (3) the beneficial ownership by each director and director nominee of AMERCO, by each executive officer named above, and by all directors and executive officers of the Company as a group, of the percentage of net payments received by such persons during the 2004 fiscal year in respect of fleet-owner contracts issued by U-Haul.

	Shares of Common		Percentage of		Percentage of Net
Name and Address of	Stock Beneficially		Common Stock		Fleet Owner
Beneficial Owner	Owned		Class		Contract Payments
Edward J. Shoen (1)	3,487,722	(2)	16.4		.001
Chairman of the Board, President, Director
and Director Nominee
2727 N. Central Avenue
Phoenix, Arizona 85004
Mark V. Shoen (1)	3,352,248	(2)	15.3		N/A
President, U-Haul
Phoenix Operations
2727 N. Central Avenue
Phoenix, Arizona 85004
James P. Shoen (1)	1,950,008	(2)	9.2		N/A
Director
1325 Airmotive Way
Reno, Nevada 89502
Sophia M. Shoen	1,346,668	(2)	6.3		N/A
5104 N. 32nd Street
Phoenix, Arizona 85018
The ESOP Trust (2)	2,303,681		10.8		N/A
2727 N. Central Avenue
Phoenix, Arizona 85004
John M. Dodds	0		0		N/A
Director
2727 N. Central Avenue
Phoenix, Arizona 85004
William E. Carty (1)	0		0		N/A
Director
2727 N. Central Avenue
Phoenix, Arizona 85004
Charles J. Bayer	2,186		*	*	.001
Director
2727 N. Central Avenue
Phoenix, Arizona 85004
John P. Brogan	6,000		*	*	N/A
Director
2727 N. Central Avenue
Phoenix, Arizona 85004
James J. Grogan	2,605		*	*	N/A
Director
2727 N. Central Avenue
Phoenix, Arizona 85004
M. Frank Lyons	300		*	*	N/A
Director and Director Nominee
2727 N. Central Avenue
Phoenix, Arizona 85004
Gary V. Klinefelter	3,513		*	*	N/A
Secretary and General Counsel
2727 N. Central Avenue
Phoenix, Arizona 85004
Gary B. Horton	2,657		*	*	N/A
Treasurer of AMERCO and
Assistant Treasurer of U-Haul
2727 N. Central Avenue
Phoenix, Arizona 85004
Ronald C Frank	2,592		*	*	.002
Executive V.P. Field Operations of U-Haul
2727 N. Central Avenue
Phoenix, Arizona 85004
Officers and Directors as a group (12 persons) (1)	8,720,863		41.0		.004

**	The percentage of the referenced class beneficially owned is less than one percent.

(1)	Edward J. Shoen, Mark V. Shoen, James P. Shoen, and William E. Carty beneficially own 16,300 shares (0.26 percent), 16,700 shares (0.27 percent), 31,611 shares (0.51 percent), and 12,000 shares (0.19 percent) of AMERCO’s Series A 8 1/2% Preferred Stock, respectively. The executive officers and directors as a group beneficially own 77,611 shares (1.27 percent) of AMERCO’s Series A 8 1/2% Preferred Stock.

(2)	The complete name of the ESOP Trust is the ESOP Trust Fund for the AMERCO Employee Savings and Employee Stock Ownership Trust. The ESOP Trustee, which consists of three individuals without a past or present employment history or business relationship with the Company, is appointed by the Company’s Board of Directors. Under the ESOP, each participant (or such participant’s beneficiary) in the ESOP directs the ESOP Trustee with respect to the voting of all Common Stock allocated to the participant’s account. All shares in the ESOP Trust not allocated to participants are voted by the ESOP Trustee. As of March 31, 2004, of the 2,303,681 shares of Common Stock held by the ESOP Trust, 1,577,101 shares were allocated to participants and 726,580 shares remained unallocated. The number of shares reported as beneficially owned by Edward J. Shoen, Mark V. Shoen, James P. Shoen, Paul F. Shoen, and Sophia M. Shoen include Common Stock held directly by those individuals and 3,694, 3,690, 3,648, 779 and 196 shares of Common Stock, respectively, allocated by the ESOP Trust to those individuals. Those shares are also included in the number of shares held by the ESOP Trust.

     To the best of the Company’s knowledge, there are no arrangements giving any stockholder the right to acquire the beneficial ownership of any shares owned by any other stockholder.

Item 13. Certain Relationships and Related Transactions

     AMERCO has engaged in related party transactions, and has continuing related party interests, with certain major stockholders, directors and officers of the consolidated group. Management believes that the transactions described below and in the related notes were consummated on terms equivalent to those that would prevail in arm’s-length transactions. These transactions are as disclosed below and in Note 19 of Notes to Consolidated Financial Statements in this Form 10-K.

     Samuel J. Shoen, the son of Edward J. Shoen, is employed by U-Haul as project group supervisor. Mr. Shoen was paid an aggregate salary and bonus of $86,532 for his services during the fiscal year 2004.

     James P. Shoen, the brother of Edward J. Shoen and Mark V. Shoen, is Vice President of AMERCO Business Consultants, a subsidiary of the Company. Mr. Shoen was paid an aggregate of $228,003 for his services during fiscal 2004.

     During fiscal 2004 a subsidiary of the Company held various senior and junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Mark V. Shoen, a significant shareholder and executive officer of the Company. The Company does not have an equity ownership interest in SAC Holdings, except for minority investments made by RepWest and Oxford in a SAC Holdings-controlled limited partnership which holds Canadian self-storage properties. The senior unsecured notes of SAC Holdings that the Company holds rank equal in right of payment with the notes of certain senior mortgage holders, but junior to the extent of the collateral securing the applicable mortgages and junior to the extent of the cash flow waterfalls that favor the senior mortgage holders. Interest on the notes accrue at rates varying from 7.5% to 9.0%. The Company received cash interest payments of $26.5 million from SAC Holdings during fiscal year 2004. The notes receivable balance outstanding at March 31, 2004 was, in the aggregate, $203.8 million. The largest aggregate amount outstanding during the fiscal year ended March 31, 2004 was $403.5 million.

     Interest accrues on the outstanding principal balance of junior notes of SAC Holdings that the Company holds at a stated rate of basic interest. A fixed portion of that basic interest is paid on a monthly basis.

     Additional interest is paid on the same payment date based on the amount of remaining basic interest and the cash flow generated by the underlying property. This amount is referred to as the “cash flow-based calculation.”

     In the event that this cash flow-based calculation exceeds the amount of remaining basic interest, contingent interest is paid on the same monthly date as the fixed portion of basic interest. To the extent that the cash flow-based calculation is less than the amount of remaining basic interest, the additional interest payable on the applicable monthly date is limited to the amount of that cash flow-based calculation. In such a case, the excess of the remaining basic interest over the cash flow-based calculation is deferred and all amounts so deferred bear interest until maturity of the junior note. In addition, subject to certain contingencies, the junior notes provide that the holder of the note is entitled to receive payments upon, among other things, the sale of such property by SAC Holdings. This is called Capital Proceeds Contingent Interest. As of March 31, 2004 interest on the notes accrues interest at rates ranging from 7.5% to 9.0%.

     The Company currently manages the self-storage properties owned by SAC Holdings pursuant to a standard form of management agreement with each SAC Holdings subsidiary, under which the Company receives a management fee equal to 6% of the gross receipts. The Company received management fees of $12.7 million during fiscal year 2004. This management fee is consistent with the fees received for other properties the Company manages for third parties.

     RepWest and Oxford currently hold a 46% limited partnership interest in Securespace Limited Partnership (“Securespace”), a Nevada limited partnership. A SAC Holdings subsidiary serves as the general partner of Securespace and owns a 1% interest. Another SAC Holdings subsidiary owns the remaining 53% limited partnership interest in Securespace. Securespace was formed by SAC Holdings to be the owner of various Canadian self-storage properties.

     During fiscal year 2004, the Company leased space for marketing company offices, vehicle repair shops and hitch installation centers owned by subsidiaries of SAC Holdings. Total lease payments pursuant to such leases were $2.6 million, during fiscal year 2004. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

     At March 31, 2004, subsidiaries of SAC Holdings acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with subsidiaries of SAC Holdings are substantially identical to the terms of those with the Company’s other independent dealers. During fiscal 2004, the Company paid subsidiaries of SAC Holdings $29.1 million in commissions pursuant to such dealership contracts.

     SAC Holdings was established in order to acquire self-storage properties which are being managed by the Company pursuant to management agreements. The sale of self-storage properties by the Company to SAC Holdings has in the past provided significant cash flows to the Company and the Company’s outstanding loans to SAC Holdings entitle the Company to participate in SAC Holdings’ excess cash flows (after senior debt service). However, in connection with SAC Holdings’ issuance of the New SAC Holdings Notes to AMERCO’s creditors in AMERCO’s Chapter 11 proceeding, certain SAC Holdings notes payable to the Company were satisfied thereby extinguishing the “cash flow-based calculation.”

     Management believes that its sales of self-storage properties to SAC Holdings over the past several years provided a unique structure for the Company to earn rental revenues at the SAC Holdings self-storage properties that the Company manages and participate in SAC Holdings’ excess cash flows as described above.

     No real estate transactions with SAC Holdings that involve the Company or any of its subsidiaries are expected in the foreseeable future.

     During fiscal 2004, AMERCO purchased $121,608 of refinishing supplies from Space Age Auto Paint Store Inc. E.J. Shoen, a major stockholder, officer and director of AMERCO, owns Space Age Auto Paint Store Inc.

ITEM 14. Principal Accounting Fees and Services

     The ultimate responsibility for good corporate governance rests with the Board, whose primary roles are oversight, counseling and direction to the Company’s management in the best long-term interests of the Company and its stockholders. The Audit Committee has been established for the purpose of overseeing the accounting and financial reporting processes of the company and audits of the Company’s annual financial statements.

     The Company’s Audit Committee is made up solely of independent directors, as defined in the applicable Nasdaq and SEC rules, and it operates under a written charter adopted by the Board. The composition of the Audit Committee, the attributes of its members and its responsibilities, as reflected in its charter, are intended to be in accordance with applicable requirements for corporate audit committees. The Audit Committee reviews and assesses the adequacy of its charter on an annual basis.

     The purpose of the Audit Committee is to assist the Board in its general oversight of the Company’s financial reporting, internal controls and audit functions. Management is responsible for the preparation, presentation and integrity of the Company’s financial statements; accounting and financial reporting principles; internal controls; and procedures designed to reasonably assure compliance with accounting standards, applicable laws and regulations. BDO Seidman, LLP, our independent auditing firm, is responsible for performing an independent audit of the consolidated financial statements in accordance with the standards of the PCAOB — United States. The Audit Committee has ultimate authority and responsibility to select, compensate, evaluate and, when appropriate, replace the Company’s independent auditors. The Audit Committee has the authority to engage its own outside advisors, including experts in particular areas of accounting, as it determines appropriate, apart from counsel or advisors hired by management.

     The Audit Committee members are not professional accountants or auditors, and their functions are not intended to duplicate or to certify the activities of management and the independent auditors, nor can the Audit Committee certify that the independent auditors are “independent” under applicable rules. The Audit Committee serves a board-level oversight role, in which it provides advice, counsel and direction to management and the auditors on the basis of the information it receives, discussions with management and the auditors, and the experience of the Audit Committee’s members in business, financial and accounting matters. The Audit Committee includes at least one independent director who is determined by the Board to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules. John P. Brogan is the independent director who has been determined to be an audit committee financial expert. Stockholders should understand that this designation is an SEC disclosure requirement related to Mr. Brogan’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Brogan any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and the Board, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board.

     The Audit Committee meets each quarter with BDO Seidman, LLP and management to review AMERCO’s interim financial results before the publication of AMERCO’s quarterly earnings press releases. Management’s and the independent auditors’ presentations to and discussions with the Audit Committee cover various topics and events that may have significant financial impact and/or are the subject of discussions between management and the independent auditors. The Audit Committee is responsible for establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, including the confidential, anonymous submission by Company employees, received through established procedures, of concerns regarding questionable accounting or auditing matters.

     Among other matters, the Audit Committee monitors the activities and performance of AMERCO’s external auditors, including the audit scope, audit fees, auditor independence matters and the extent to which the independent auditors may be retained to perform non-audit services. AMERCO’s independent auditors provide the Audit Committee with the written disclosures and the letter required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees,” and the Audit Committee discusses with the independent auditors and management that firm’s independence.

     In accordance with Audit Committee policy and the requirements of law, all services to be provided by BDO Seidman, LLP are pre-approved by the Audit Committee. Pre-approval includes audit services, audit-related services, tax services and other services. In some cases, pre-approval is provided by the full Audit Committee for up to a year, and relates to a particular defined task or scope of work and is subject to a specific budget. In other cases, the Audit Committee has the delegated authority to pre-approve additional services, and such pre-approvals are then communicated to the full Audit Committee. To avoid certain potential conflicts of interest, the law prohibits a publicly traded company from obtaining certain non-audit services from its auditing firm. We obtain these services from other service providers as needed.

     The Audit Committee has reviewed and discussed the consolidated financial statements for fiscal year 2004 with management and the independent auditors; management represented to the Audit Committee that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles; and the independent auditors represented that their presentations included the matters required to be discussed with the independent auditors by Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees.” This review included a discussion with management of the quality, not merely the acceptability, of the Company’s accounting principles, the reasonableness of significant estimates and judgments, and the clarity of disclosure in the Company’s financial statements, including the disclosures related to critical accounting estimates. In reliance on these views and discussions, and the report of the independent auditors, the Audit Committee has recommended to the Board, and the Board has approved, the inclusion of the audited financial statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 for filing with the SEC.

Audit Committee:
John P. Brogan
James J. Grogan
John M. Dodds

Fees Paid to BDO Seidman, LLP

     The following table shows the fees that AMERCO and its consolidated entities paid or accrued for the audit and other services provided by BDO Seidman, LLP for fiscal years 2004 and 2003.

	March 31,
	2004	2003
	(In thousands)
Audit fees	$2,500	$4,190
Audit-related fees	70	35
Tax fees	105	230
All other fees	77	330

Total	$2,752	$4,785

     Audit Fees. This category includes the audit of AMERCO’s annual financial statements, review of financial statements included in AMERCO’s Form 10-Q quarterly reports, and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, statutory audits required by U.S. jurisdictions and the preparation of an annual “management letter” on internal control matters. Fiscal year 2003 includes the cost of re-auditing all consolidated entities for the fiscal years ended March 31, 2002 and 2001.

     Audit-Related Fees. This category consists of assurance and related services provided by BDO Seidman, LLP that are reasonably related to the performance of the audit or review of AMERCO’s financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include benefit plan audits and other accounting consulting.

     Tax Fees. This category consists of professional services rendered by BDO Seidman, LLP, primarily in connection with AMERCO’s tax compliance activities, including the preparation of tax returns in certain jurisdictions and technical tax advice related to the preparation of tax returns.

     All Other Fees. This category consists of fees for other miscellaneous items. This includes fees associated with various litigation and regulatory inquiries occurring during the current and prior fiscal years.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report:

     All other schedules are omitted as the required information is not applicable or the information is presented in the financial statements or related notes thereto.

(b) Reports on Form 8-K:

On March 26, 2004, we filed a current report on Form 8-K relating to our emergence from Chapter 11.

On May 5, 2004, we filed a current report on Form 8-K disclosing that the Board of Directors of AMERCO had approved the AMERCO Code of Ethics.

Exhibit Number	Description	Page or Method of Filing
2.1	Joint Plan of Reorganization of AMERCO and AMERCO Real Estate Company	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed October 20, 2003, file no. 1-11255
2.2	Disclosure Statement Concerning the Debtors’ Joint Plan of Reorganization	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed October 20, 2003, file no. 1-11255
2.3	Amended Joint Plan of Reorganization of AMERCO and AMERCO Real Estate Company	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, file No. 1-11255
3.1	Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Current Report on the S-4 filed March 30, 2004, file number 1-11255
3.2	Restated By-Laws of AMERCO	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file No. 1-11255
3.3	Restated Articles of Incorporation of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2003, file no. 1-11255
3.4	Bylaws of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2003, file no. 1-11255
4.1	Indenture, dated as of March 1, 2004, among AMERCO, the subsidiary guarantors listed therein, and Wells Fargo Bank, N.A.	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on March 26, 2004, file no. 1-11255.
4.2	Indenture dated as of March 15, 2004 among AMERCO, the subsidiary guarantors listed therein, and The Bank of New York	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on March 26, 2004, file no. 1-11255.
4.3	Indenture dated as of March 15, 2004 among SAC Holding Corporation and SAC Holding II Corporation and Law Debenture Trust Company of New York	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on March 26, 2004, file no. 1-11255.
4.4	Rights Agreement, dated as of August 7, 1998	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, file no. 1-11255
10.1*	AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1993, file no. 1-11255
10.1A*	First Amendment to the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2000, file no. 1-11255
10.2	Loan and Security Agreement among AMERCO and Wells Fargo Foothill, Inc., dated as of March 1, 2004	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on March 26, 2004, file no. 1-11255.
10.3	SAC Participation and Subordination Agreement, dated as of March 15, 2004 among SAC Holding Corporation, SAC Holding II Corporation, AMERCO, U-Haul International, Inc., and Law Debenture Trust Company of New York	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on March 26, 2004, file no. 1-11255.
10.4	Intercreditor Agreement, dated as of March 1, 2004, between Wells Fargo Bank, N.A. and Wells Fargo Foothill, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on March 26, 2004, file no. 1-11255.
10.5	U-Haul Dealership Contract	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1993, file no. 1-11255
10.6	Share Repurchase and Registration Rights Agreement with Paul F. Shoen	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1993, file no. 1-11255
10.7	ESOP Loan Credit Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.8	ESOP Loan Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
10.9	Trust Agreement for the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.10	Amended Indemnification Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.11	Indemnification Trust Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.12	Management Agreement between Three SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1997, file no. 1-11255
10.13	Management Agreement between Four SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1997, file no. 1-11255
10.14	Agreement, dated October 17, 1995, among AMERCO, Edward J. Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds and William E. Carty	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, file no. 1-11255
10.15	Directors’ Release, dated October 17, 1995, executed by Edward J. Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds and William E. Carty in favor of AMERCO	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, file no. 1-11255
10.16	AMERCO Release, dated October 17, 1995, executed by AMERCO in favor of Edward J. Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds and William E. Carty	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, file no. 1-11255
10.17	Management Agreement between Five SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1999, file no. 1-11255
10.18	Management Agreement between Eight SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1999, file no. 1-11255
10.19	Management Agreement between Nine SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1999, file no. 1-11255
10.20	Management Agreement between Ten SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1999, file no. 1-11255
10.21	Management Agreement between Six-A SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2000, file no. 1-11255
10.22	Management Agreement between Six-B SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2000, file no. 1-11255
10.23	Management Agreement between Six-C SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2000, file no. 1-11255
10.24	Management Agreement between Eleven SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2000, file no. 1-11255
10.25	Management Agreement between Twelve SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Form S-4 registration statement, No. 333-114042
10.26	Management Agreement between Thirteen SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Form S-4 registration statement, No. 333-114042
10.27	Management Agreement between Fourteen SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Form S-4 registration statement, No. 333-114042
10.28	Management Agreement between Fifteen SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, file no. 1-11255
10.29	Management Agreement between Sixteen SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, file no. 1-11255
10.30	Management Agreement between Seventeen SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2001, file no. 1-11255
10.31	Management Agreement between Eighteen SAC Self-Storage Corporation and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

Exhibit Number	Description	Page or Method of Filing
10.32	Management Agreement between Nineteen SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
10.33	Management Agreement between Twenty SAC Self-Storage Corporation and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
10.34	Management Agreement between Twenty-One SAC Self-Storage Corporation and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
10.35	Management Agreement between Twenty-Two SAC Self-Storage Corporations and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
10.36	Management Agreement between Twenty-Three SAC Self-Storage Corporation and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
10.37	Management Agreement between Twenty-Four SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
10.38	Management Agreement between Twenty-Five SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
10.39	Management Agreement between Twenty-Six SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
10.40	Management Agreement between Twenty-Seven SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
10.41	Promissory Note between SAC Holding Corporation and Oxford Life Insurance Company	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
10.42	Promissory Note between SAC Holding Corporation and Oxford Life Insurance Company	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
10.42A	Amendment and Addendum to Promissory Note between SAC Holding Corporation and Oxford Life Insurance Company	Incorporated by reference to AMERCO’s Form S-4 registration statement, No. 373-114042
10.43	2003 AMERCO Support Party Agreement for the benefit of GMAC Commercial Holding Capital Corp.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2003, file no. 1-11255
10.44	State of Arizona Department of Insurance Notice of Determination, Order for Supervision and Consent Thereto	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2003, file no. 1-11255
10.45	Fixed Rate Note between SAC Holding Corporation and U-Haul International, Inc.	Incorporated by reference to AMERCO’s Form S-4 registration statement, No. 333-114042
10.46	Promissory Note between SAC Holding Corporation and U-Haul International, Inc.	Incorporated by reference to AMERCO’s Form S-4 registration statement, No. 333-114042
10.47	Amended and Restated Promissory Note between SAC Holding Corporation and U-Haul International, Inc. (in an aggregate principal amount up to $21,000,000)	Incorporated by reference to AMERCO’s Form S-4 registration statement, No. 333-114042
10.48	Amended and Restated Promissory Note between SAC Holding Corporation and U-Haul International, Inc. (in an aggregate principal amount up to $47,500,000)	Incorporated by reference to AMERCO’s Form S-4 registration statement, No. 333-114042
10.49	Amended and Restated Promissory Note between SAC Holding Corporation and U-Haul International, Inc. (in an aggregate principal amount up to $76,000,000)	Incorporated by reference to AMERCO’s Form S-4 registration statement, No. 333-114042
10.50	Property Management Agreement	Filed herewith
14	Code of Ethics	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 5, 2004, file No. 1-11255
21	Subsidiaries of AMERCO	Filed herewith
23.1	Consent of BDO Seidman, LLP	Filed herewith
24	Power of Attorney	See signature page
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO and U-Haul International, Inc.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jack A. Peterson, Chief Financial Officer of AMERCO and U-Haul International, Inc.	Filed herewith

Exhibit Number	Description	Page or Method of Filing
31.3	Rule 13a-14(a)/15d-14(a) Certificate of Jack A. Peterson, Chief Financial Officer of AMERCO and U-Haul International, Inc.	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO and U-Haul International, Inc. pursuant to Section 906 of the Sabanes-Oxley Act of 2002	Filed herewith
32.2	Certificate of Jack A. Peterson, Chief Financial Officer of AMERCO and U-Haul International, Inc. pursuant to Section 906 of the Sabanes-Oxley Act of 2002	Filed herewith

*	Indicates compensatory plan arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     Board of Directors and Stockholders

     AMERCO

     Reno, Nevada

     We have audited the accompanying consolidated balance sheets of AMERCO and its subsidiaries and SAC Holding II Corporation and its subsidiaries (collectively, the “Company”) as of March 31, 2004 and the consolidated balance sheet of AMERCO and its subsidiaries, SAC Holding II Corporation and its subsidiaries, and SAC Holding Corporation and its subsidiaries (collectively, the “Consolidated Entities”) as of March 31, 2003 and the related consolidated statements of operations, changes in stockholders’ equity, other comprehensive income/(loss), and cash flows for each of the three years in the period ended March 31, 2004. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMERCO and its subsidiaries and SAC Holding II Corporation and its subsidiaries at March 31, 2004 and the financial position of AMERCO and its subsidiaries, SAC Holding II Corporation and its subsidiaries, and SAC Holding Corporation and its subsidiaries at March 31, 2003, and the results of operations and cash flows for each of the three years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.

     Our audits were conducted for the purpose of forming an opinion on the consolidated financial statements and schedules taken as a whole. The consolidating balance sheets, statements of operations schedules, statements of cash flows schedules, and the summary of earnings of independent rental fleets information included on pages F-38 through F-48 and F-50 through F-52 are presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position, results of operations, and cash flows or the earnings of the independent fleets. Accordingly, we do not express an opinion on the financial position, results of operations, and cash flows or on the earnings of the independent trailer fleets. However, such information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and schedules and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements and schedules taken as a whole.

     /s/ BDO Seidman, LLP

     Los Angeles, California
     June 1, 2004

AMERCO AND CONSOLIDATED ENTITIES

CONSOLIDATED BALANCE SHEETS

		March 31,

	2003	2004	Proforma 2004 Unaudited See Footnote 23
ASSETS		(In Thousands)
Cash and cash equivalents	$66,834	$81,557	$122,971
Trade receivables, net	275,002	268,386	268,386
Notes and mortgage receivables, net	8,309	4,537	4,537
Inventories, net	53,270	52,802	52,802
Prepaid expenses	21,846	13,172	16,387
Investments, fixed maturities	860,600	709,353	709,353
Investments, other	264,252	347,537	347,537
Deferred policy acquisition costs, net	105,100	76,939	76,939
Deferred income taxes	32,242	—	—
Other assets	63,600	65,071	92,921
Related party receivables	135,000	304,446	304,446

	1,886,055	1,923,800	1,996,279

Property, plant, and equipment, at cost:
Land	157,987	158,594	158,594
Buildings and improvements	747,853	874,985	682,206
Furniture and equipment	291,383	293,115	293,115
Rental trailers and other rental equipment	149,707	159,586	159,586
Rental trucks	1,140,294	1,219,002	1,219,002
SAC Holdings — property, plant and equipment	757,292	78,363 *	78,363	*

	3,244,516	2,783,645	2,590,866
Less: Accumulated depreciation	(1,298,199)	(1,331,840)	(1,309,036)

Total property, plant and equipment	1,946,317	1,451,805	1,281,830

Total assets	$3,832,372	$3,375,605	$3,278,109

*	SAC Holding II Corporation

     The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2003	2004	Proforma 2004 Unaudited See Footnote 23
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payables and accrued expenses	$413,723	$280,596	$279,755
Capital leases	137,031	99,609	—
AMERCO’s notes and loans payable	940,063	880,519	880,519
SAC Holdings’ notes and loans payable, non-recourse to AMERCO	466,781	78,637 *	78,637 *
Policy benefits and losses, claims and loss expenses payable	836,632	813,738	813,738
Liabilities from investment contracts	639,998	574,745	574,745
Other policyholders’ funds and liabilities	30,309	28,732	28,732
Deferred income	40,387	51,383	54,337
Deferred income taxes	—	63,800	63,800

Total liabilities	3,504,924	2,871,759	2,774,263

Commitments and Contingencies (Notes 9, 15, 16 and 17) Stockholders’ equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized; 6,100,000 shares issued and outstanding as of March 31, 2004 and 2003	—	—	—
Series B preferred stock, with no par value, 100,000 shares authorized; none issued and outstanding as of March 31, 2004 and 2003	—	—	—
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized; 5,662,496 shares issued as of March 31, 2004 and 2003	1,416	1,416	1,416
Common stock of $0.25 par value, 150,000,000 shares authorized; 36,323,205 and 36,323,205 issued as of March 31, 2004 and 2003	9,081	9,081	9,081
Additional paid in-capital	235,850	349,732	349,732
Additional paid-in-capital — SAC	3,199	—	—
Accumulated other comprehensive (loss)	(54,278)	(21,446)	(21,446)
Accumulated other comprehensive income/(loss) — SAC Holdings	(1,487)	—	—
Retained earnings	568,222	595,181	595,181
Cost of common shares in treasury, net (20,701,096 and 20,705,363 shares as of March 31, 2004 and 2003, respectively)	(421,378)	(418,092)	(418,092)
Unearned employee stockownership plan shares	(13,177)	(12,026)	(12,026)

Total stockholders’ equity	327,448	503,846	503,846

Total liabilities and stockholders’ equity	$3,832,372	$3,375,605	$3,278,109

* SAC Holding II Corporation

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2002	2003	2004
	(In thousands, except share and per share data)
Revenues:
Rental revenue	$1,512,250	$1,560,005	$1,655,571
Net sales	222,816	222,889	232,437
Premiums	411,170	314,016	237,118
Net investment and interest income	47,343	35,477	42,369

Total revenues	2,193,579	2,132,387	2,167,495

Costs and expenses:
Operating expenses	1,203,930	1,178,994	1,176,091
Commission expenses	140,442	136,827	147,010
Cost of sales	122,694	115,115	111,906
Benefits and losses	376,673	244,308	212,853
Amortization of deferred policy acquisition costs	40,674	37,819	39,083
Lease expense	164,075	166,100	160,727
Depreciation, net	102,957	137,446	148,813
Restructuring expenses	—	6,568	44,097

Total costs and expenses	2,151,445	2,023,177	2,040,580

Earnings from operations	42,134	109,210	126,915
Interest expense	109,465	148,131	121,690

Pretax earnings (loss)	(67,331)	(38,921)	5,225
Income tax benefit (expense)	19,891	13,935	(8,077)

Net (loss)	(47,440)	(24,986)	(2,852)
Less: Preferred stock dividends	(12,963)	(12,963)	(12,963)

Earnings (loss) available to common shareholders	$(60,403)	$(37,949)	$(15,815)

Basic and diluted loss per common share	$(2.87)	$(1.82)	$(0.76)

Weighted average common share outstanding:
Basic and diluted	21,063,720	20,824,618	20,749,998

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Serial A Common			Accumulated Other
	Stock, $0.25 per	Common Stock, $0.25	Additional	Comprehensive
Description	value	per value	Paid-In Capital	Income
Balance as of March 31, 2001	$1,416	$9,081	$239,469	$(45,197)

Issuance of common shares under leveraged employee stock ownership plan	—	—	89	—
Foreign Currency Translation	—	—	—	(25,031)
Fair market value of cash flow hedge	—	—	—	8,942
Unrealized gain (loss) on investments	—	—	—	20,706
Net loss	—	—	—	—
Preferred stock Dividends: Series A ($2.13 per share for 2004, 2003, and 2002)	—	—	—	—
Treasury stock transactions	—	—	—	—
Purchase of Shares	—	—	—	—
Shares allocated to participants	—	—	—	—

Net Activity	—	—	89	4,617

Balance as of March 31, 2002	1,416	9,081	239,558	(40,580)

Issuance of common shares under leveraged employee stock ownership plan	—	—	(509)	—
Foreign Currency Translation	—	—	—	3,781
Fair market value of cash flow hedge	—	—	—	(6,318)
Unrealized gain (loss) on investments	—	—	—	(12,648)
Net loss	—	—	—	—
Preferred stock Dividends: Series A ($2.13 per share for 2004, 2003, and 2002)	—	—	—	—
Treasury stock transactions	—	—	—	—
Shares allocated to participants	—	—	—	—

Net Activity	—	—	(509)	(15,185)

Balance as of March 31, 2003	1,416	9,081	239,049	(55,765)

Issuance of common shares under leveraged employee stock ownership plan	—	—	(311)	—
Foreign Currency Translation	—	—	—	4,936
Fair market value of cash flow hedge	—	—	—	—
Unrealized gain (loss) on investments	—	—	—	27,896
Net loss	—	—	—	—
Preferred stock Dividends: Series A ($2.13 per share for 2004, 2003, and 2002)	—	—	—	—
Contribution from related party	—	—	110,994	—
SAC Holding Corporation distribution	—	—	—	1,487
Treasury stock transactions	—	—	—	—
Purchase of Shares	—	—	—	—
Shares allocated to participants	—	—	—	—

Net Activity	—	—	110,683	34,319

Balance as of March 31, 2004	$1,416	$9,081	$349,732	$(21,446)

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Less: Unearned
			Employee Stock
			Ownership Plan	Total Stockholders'
Description	Retained Earnings	Less: Treasury Stock	Shares	Equity
Balance as of March 31, 2001	$666,574	$(409,816)	$(15,173)	$446,354

Issuance of common shares under leveraged employee stock ownership plan	—	—	—	89
Foreign Currency Translation	—	—	—	(25,031)
Fair market value of cash flow hedge	—	—	—	8,942
Unrealized gain (loss) on investments	—	—	—	20,706
Net loss	(47,440)	—	—	(47,440)
Preferred stock Dividends: Series A ($2.13 per share for 2004, 2003, and 2002)	(12,963)	—	—	(12,963)
Treasury stock transactions	—	(10,154)	—	(10,154)
Purchase of Shares	—	—	(72)	(72)
Shares allocated to participants	—	—	1,093	1,093

Net Activity	(60,403)	(10,154)	1,021	(64,830)

Balance as of March 31, 2002	606,171	(419,970)	(14,152)	381,524

Issuance of common shares under leveraged employee stock ownership plan	—	—	—	(509)
Foreign Currency Translation	—	—	—	3,781
Fair market value of cash flow hedge	—	—	—	(6,318)
Unrealized gain (loss) on investments	—	—	—	(12,648)
Net loss	(24,986)	—	—	(24,986)
Preferred stock Dividends: Series A ($2.13 per share for 2004, 2003, and 2002)	(12,963)	—	—	(12,963)
Treasury stock transactions	—	(1,408)	—	(1,408)
Shares allocated to participants	—	—	975	975

Net Activity	(37,949)	(1,408)	975	(54,076)

Balance as of March 31, 2003	568,222	(421,378)	(13,177)	327,448

Issuance of common shares under leveraged employee stock ownership plan	—	—	—	(311)
Foreign Currency Translation	—	—	—	—
Fair market value of cash flow hedge	—	—	—	4,936
Unrealized gain (loss) on investments	—	—	—	27,896
Net loss	(2,852)	—	—	(2,852)
Preferred stock Dividends: Series A ($2.13 per share for 2004, 2003, and 2002)	(12,963)	—	—	(12,963)
Contribution from related party	—	—	—	110,994
SAC Holding Corporate distribution	42,774	3,199	—	47,460
Treasury stock transactions	—	87	—	87
Purchase of Shares	—	—	—	—
Shares allocated to participants	—	—	1,151	1,151

Net Activity	26,959	3,286	1,151	176,398

Balance as of March 31, 2004	$595,181	$(418,092)	$(12,026)	$503,846

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME/ (LOSS)

	Years Ended March 31,
	2004	2003	2002
		(In thousands)
Comprehensive income/(loss):
Net earnings/(loss)	$(2,852)	$(24,986)	$(47,440)
Other comprehensive income/(loss) net of tax:
Foreign currency translation	6,423	3,781	(25,031)
Fair market value of cash flow hedges	—	(6,318)	8,942
Unrealized gain (loss) on investments, net	27,896	(12,648)	20,706

Total comprehensive loss	$31,467	$(40,171)	$(42,823)

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2004	2003	2002
		(In thousands)
Cash flows from operating activities:
Net/(loss)	$(2,852)	$(24,986)	$(47,440)
Depreciation and amortization	190,676	185,833	149,058
Provision for losses on accounts receivable	(377)	3,903	5,682
Net (gain) loss on sale of real and personal property	3,754	(10,515)	(3,526)
(Gain) Loss on sale of investments	(3,112)	9,497	5,923
Changes in policy liabilities and accruals	(30,714)	(78,314)	(6,561)
Additions to deferred policy acquisition costs	(17,230)	(42,663)	(39,252)
Net change in other operating assets and liabilities	(180,470)	31,775	(83,515)

Net cash provided (used) by operating activities	(40,325)	74,530	(19,631)

Cash flow from investment activities:
Purchase of investments:
Property, plant and equipment	(198,443)	(243,161)	(381,483)
Fixed maturities	(77,384)	(278,357)	(257,559)
Common stock	(1,736)	—	(418)
Preferred stock	—	—	(2,072)
Other asset investment	(174)	(1,410)	(2,259)
Real estate	(17,156)	(21,759)	4,277
Mortgage loans	(450)	—	(1,351)
Proceeds from sales of investments:
Property, plant and equipment	63,175	96,889	229,375
Fixed maturities	243,490	364,114	233,716
Common stock	3,452	—	—
Preferred stock	16,882	2,885	4,400
Real estate	6,338	22,043	3,700
Mortgage loans	16,374	18,173	18,690
Changes in other investments	811	4,481	2,897

Net cash provided (used) by investing activities	55,179	(36,102)	(148,087)

Cash flow from financing activities:
Net change in short-term borrowings	165,041	21,900	(9,277)
Proceeds from notes	831,973	349,836	247,893
Debt issuance costs	(24,831)	(3,010)	(390)
Leveraged Employee Stock Ownership Plan:
Purchase of shares	—	—	(72)
Payments on loans	1,151	975	1,093
Principal payments on notes	(905,684)	(442,112)	(107,181)
Preferred stock dividend paid	(3,241)	(6,480)	(12,963)
Treasury stock acquisitions, net	—	(1,408)	(10,154)
Investment contract deposits	50,990	165,281	150,432
Investment contract withdrawals	(115,530)	(98,022)	(99,845)

Net cash provided (used) by financing activities	(131)	(13,040)	159,536

Increase (decrease) in cash and cash equivalents	14,723	25,388	(8,182)
Cash and cash equivalents at beginning of year	66,834	41,446	49,628

Cash and cash equivalents at end of year	$81,557	$66,834	$41,446

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

     AMERCO has a fiscal year that ends on the 31st of March for each year that is referenced. Our Insurance company subsidiaries have fiscal years that end on the 31st of December for each year that is referenced. They have been consolidated on that basis. Consequently, all references to our insurance subsidiaries’ years 2003, 2002 and 2001 correspond to 2004, 2003 and 2002 for AMERCO. The operating results and financial position of AMERCO’s consolidated insurance operations are determined as of December 31 of each year.

     Accounts denominated in non-U.S. currencies have been re-measured using the U.S. dollar as the functional currency. Certain amounts reported in previous years have been reclassified to conform to the 2004 presentation. There were no effects related to intervening events between January 1 and March 31 of 2004, 2003, or 2002 that would materially affect the consolidated financial position or results of operations for the financial statements presented herein.

Note 2: Principles of Consolidation

     The 2004 balance sheet includes the accounts of AMERCO, its wholly owned subsidiaries, and SAC Holding II Corporation and its subsidiaries. The 2003 balance sheet and the 2004 statements of operations, comprehensive income, and cash flows, and the consolidated financial statements for fiscal 2003 and 2002, include all of those entities plus SAC Holding Corporation and its subsidiaries. In fiscal 2003 and 2002, SAC Holding Corporation and SAC Holding II Corporation (the SAC entities) were considered special purpose entities and were consolidated based on the provision of Emerging Issues Task Force (EITF) Issue No. 90-15. In fiscal 2004, the Company applied FASB Interpretation No. 46 to its interests in the SAC Entities. Initially, the Company concluded that the SAC entities were variable interest entities and that the Company was the primary beneficiary. Accordingly, the Company continued to include the SAC entities in the consolidated financial statements. In February 2004, SAC Holding Corporation restructured the financing of three subsidiaries and then distributed its interest in those subsidiaries to its sole shareholder. This triggered a requirement to reassess the Company’s involvement with those subsidiaries, which led to a conclusion that the Company ceased to be the primary beneficiary of those three subsidiaries at that date. In March 2004, SAC Holding Corporation restructured its financing, triggering a similar reassessment that led to a conclusion that the Company ceased to be the primary beneficiary of SAC Holding Corporation and its remaining subsidiaries. Accordingly, at the dates the Company ceased to be the primary beneficiary, it deconsolidated those entities. The deconsolidation was accounted for as a distribution of the Company’s interests to the sole shareholder of the SAC entities. Because of the Company’s continuing involvement with SAC Holding Corporation and its current and former subsidiaries, the distributions do not qualify as discontinued operations as defined by SFAS No. 144.

     Inter-company accounts and transactions have been eliminated.

Description of legal entities

     AMERCO, a Nevada corporation (“AMERCO”), is the holding company for:

     U-Haul International, Inc. (“U-Haul”),

     Amerco Real Estate Company (“Real Estate”),

     Republic Western Insurance Company (“RepWest”) and its wholly-owned subsidiary

          North American Fire & Casualty Insurance Company (“NAFCIC”),

     Oxford Life Insurance Company (“Oxford”) and its wholly-owned subsidiaries

          North American Insurance Company (“NAI”)

          Christian Fidelity Life Insurance Company (“CFLIC”),

     Unless the context otherwise requires, the term “Company” refers to AMERCO and all of its legal subsidiaries.

Description of Operating Segments

     AMERCO has three reportable operating segments and five identifiable operating segments. The three reportable segments are Moving and Self Storage, Property and Casualty Insurance and Life Insurance. U-Haul moving and storage, Real Estate, and SAC moving and storage are separately listed under one reportable segment, Moving and Self Storage, since they meet the aggregation criteria of FASB 131.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     U-Haul moving and self-storage operations consist of the rental of trucks and trailers, sales of moving supplies, sales of trailer hitches, sales of propane, and the rental of self-storage spaces to the “do-it-yourself” mover. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

     Real Estate owns approximately 90 percent of the Company’s real estate assets, including U-Haul Center and Storage locations. The remainder of the real estate assets are owned by various U-Haul entities. Real Estate is responsible for overseeing property acquisitions, dispositions and managing environmental risks of the properties.

     SAC moving and self-storage operations consist of the rental of self-storage spaces, sales of moving supplies, sales of trailer hitches, and sales of propane. In addition, SAC functions as an independent dealer and earns commissions from the rental of U-Haul trucks and trailers. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

     RepWest originates and reinsures property and casualty insurance products for various market participants, including independent third parties, U-Haul’s customers, and the Company.

     Oxford originates and reinsures annuities, credit life and disability, life insurance, and supplemental health products. Oxford also administers the self-insured employee health and dental plans for the Company.

Note 3: Accounting Policies

Use of Estimates

     The preparation of financial statements in conformity with the accounting principles generally accepted in the U.S. requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most difficult and subjective judgments include the recoverability of property, plant and equipment; the adequacy of insurance reserves; and the recognition and measurement of income tax assets and liabilities. The actual results experienced by the Company may differ from management’s estimates.

Cash and Cash Equivalents

     The Company considers cash equivalents to be highly liquid debt securities with insignificant interest rate risk with original maturities from the date of purchase of three months or less.

Investments

     Fixed Maturities. Fixed maturity investments consist of either marketable debt or redeemable preferred stocks. As of the balance sheet date, these investments are either intended to be held to maturity or are considered available-for-sale. Investments that are intended to be held to maturity are recorded at cost, as adjusted for the amortization of premiums or the accretion of discounts.

     Available-for-Sale. Investments that are considered available-for-sale are reported at fair value, with unrealized gains or losses, net of tax, recorded in stockholders’ equity. Fair value for these investments is based on quoted market prices, dealer quotes or discounted cash flows. The cost of investments sold is based on the specific identification method. Realized gains or losses on the sale or exchange of investments and declines in value judged to be other than temporary are recorded as revenues. Investments are judged to be impaired if the fair value is less than cost continuously for six months, absent compelling evidence to the contrary.

     Mortgage Loans and Notes on Real Estate. Mortgage loans and notes on real estate are reported at their unpaid balance, net of any allowance for possible losses and any unamortized premium or discount.

     Recognition of Investment Income. Interest income from bonds and mortgage notes is recognized when it becomes earned. Dividends on common and preferred stocks are recognized on the ex-dividend dates. Realized gains and losses on the sale or exchange of investments are recognized at the trade date. Unrealized gains and losses are determined as of each balance sheet date.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Fair Values

     Fair values of cash equivalents approximate cost due to the short period of time to maturity. Fair values of short-term investments, investments available-for-sale, long-term investments, mortgage loans and notes on real estate, swaps and forward currency contracts are based on quoted market prices, dealer quotes or discounted cash flows. Fair values of trade receivables approximate their recorded value.

     Limited credit risk exists on trade receivables due to the diversity of our customer base and their dispersion across broad geographic markets. The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of temporary cash investments, trade receivables and notes receivable. The Company places its temporary cash investments with financial institutions and limits the amount of credit exposure to any one financial institution.

     The Company has mortgage receivables, which potentially expose the Company to credit risk. The portfolio of notes is principally collateralized by mini-warehouse storage facilities and other residential and commercial properties. The Company has not experienced losses related to the notes from individual notes or groups of notes in any particular industry or geographic area. The estimated fair values were determined using the discounted cash flow method, using interest rates currently offered for similar loans to borrowers with similar credit ratings.

     Other investments including short-term investments are substantially current or bear reasonable interest rates. As a result, the carrying values of these financial instruments approximate fair value. The carrying value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities and approximates fair market value due to its recent issuance.

Derivative Financial Instruments

     The company’s primary objective for holding derivative financial instruments is to manage currency and interest rate risk. The company’s derivative instruments are recorded at fair value and are reported as other assets, accrued expenses, or debt. At this time, the company has no forward currency contracts and no interest rate swap contracts.

Inventories, net

     Inventories at fiscal year-ends were as follows:

	March 31,
	2004	2003
	(In thousands)
Truck and trailer parts and accessories	$37,165	$33,256
Hitches and towing components	9,899	10,389
Moving supplies and promotional items	5,738	9,625

Total	$52,802	$53,270

     Inventories consist primarily of truck and trailer parts and accessories used to repair rental equipment products purchased directly for resale and are valued at the lower of cost or market. Inventory cost is primarily determined using the last-in, first-out method. Inventories valued on the LIFO basis were approximately 93% of total inventories for 2004 and 99% of total inventories for 2003. Inventories would have been $3.2 million and $1.1 million higher at March 31, 2004 and 2003, respectively, if the company valued inventories using the first-in, first-out method. Inventories are stated net of reserve for obsolescence of $2.5 million and $4.9 million at March 31, 2004 and 2003, respectively.

Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Interest costs incurred during the initial construction of buildings or rental equipment are considered part of cost. Depreciation is computed for financial reporting purposes principally using the straight-line method over the following estimated useful lives: rental equipment 2-20 years: buildings and non-rental equipment 3-55 years. Major overhauls to rental equipment are capitalized and are amortized over the estimated period benefited. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation expense when realized.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     Reviews are periodically performed to determine whether facts and circumstances exist which indicate that the carrying amount of assets, including estimates of residual value, may not be recoverable or that the useful life of assets is shorter than originally estimated. The company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

     During fiscal year 2002, based on an in-depth market analysis, U-Haul decreased the estimated salvage value and increased the useful lives of certain rental trucks. The effect of the change reduced net losses for fiscal year 2002 by $3.1 million ($0.15 per share) net of taxes. The in-house analysis of sales of trucks was completed for the fiscal years ending March 31, 1996 through March 31, 2001. The study compared the truck model, size, age and average residual value of units sold for each fiscal year indicated. The analysis revealed that average residual values (as computed) when compared to sales prices were not reflective of the values that the Company was receiving upon disposition. Based on the analysis, the estimated residual values were decreased to approximately 25% of historic cost. In addition, this analysis revealed that our estimates of useful lives were not reflective of the economic lives of our trucks, which ultimately were being utilized by the Company for longer periods of time. Thus the useful lives for certain of our trucks were increased by approximately 3 years. The adjustment reflects management’s best estimate, based on information available, of the estimated salvage value and useful lives of these rental trucks.

     The carrying value of surplus real estate, which is lower than market value, at the balance sheet date was $1.5 million for 2004 and 2003, and is included in the investments, other.

Receivables

     Accounts receivable include trade accounts from self moving and self storage customers and dealers, insurance premiums and agent balances due, net of commissions payable and amounts due from ceding re-insurers, less management’s estimate of uncollectible accounts.

     Notes and mortgage receivables include accrued interest and are reduced by discounts and amounts considered by management to be uncollectible.

Policy Benefits and Losses, Claims and Loss Expenses Payable

     Liabilities for life insurance and certain annuity policies are established to meet the estimated future obligations of policies in force, and are based on mortality and withdrawal assumptions from recognized actuarial tables which contain margins for adverse deviation.

     Liabilities for annuity contracts consist of contract account balances that accrue to the benefit of the policyholders, excluding surrender values. Liabilities for health, disability and other policies represents estimates of payments to be made on insurance claims for reported losses and estimates of losses incurred, but not yet reported.

     RepWest’s liability for reported and unreported losses is based on RepWest’s historical and industry averages. The liability for unpaid loss adjustment expenses is based on historical ratios of loss adjustment expenses paid to losses paid. Amounts recoverable from reinsurers on unpaid losses are estimated in a manner consistent with the claim liability associated with the reinsured policy. Adjustments to the liability for unpaid losses and loss expenses as well as amounts recoverable from reinsurers on unpaid losses are charged or credited to expense in periods in which they are made.

Revenue Recognition

     Rental revenues are recognized over the period that trucks, moving equipment and storage space are rented. Product sales are recognized at the time that title passes and the customer accepts delivery. Insurance premiums are recognized over the policy periods. Interest and investment income are recognized as earned.

Advertising

     All advertising costs are expensed as incurred. Advertising expense was $32.7 million in 2004, $39.9 million in 2003 and $37.8 million in 2002.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Deferred Policy Acquisition Costs

     Commissions and other costs which fluctuate with and are primarily related to the production of insurance premiums are deferred.

     For Oxford, costs are amortized in relation to revenue such that costs are realized as a constant percentage of revenue.

     For RepWest, costs are amortized over the related contract period which generally do not exceed one year.

Environmental Costs

     Liabilities are recorded when environmental assessments and remedial efforts, if applicable, are probable and the costs can be reasonably estimated. The amount of the liability is based on management’s best estimate of undiscounted future costs. Certain recoverable environmental costs related to the removal of underground storage tanks or related contamination are capitalized and amortized over the estimated useful lives of the properties. These costs improve the safety or efficiency of the property or are incurred in preparing the property for sale.

Income Taxes

     AMERCO files a consolidated tax return with all of its legal subsidiaries, except for Christian Fidelity Insurance Company, which files on a stand alone basis. SAC Holdings and its legal subsidiaries file a consolidated return, and their return is not consolidated with AMERCO. In accordance with SFAS No. 109, the provision for income taxes reflects deferred income taxes resulting from changes in temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

Comprehensive Income/(Loss)

     Comprehensive income/(loss) consists of net income, foreign currency translation adjustment, unrealized gains and losses on investments and fair market value of cash flow hedges, net of the related tax effects.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires that variable interest entities be consolidated by a company if that company absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding a variable interest. In December 2003, the FASB issued FIN 46R, which reflected certain amendments to the standard. The provisions of FIN 46, as revised, are effective for the first interim or annual period ending after March 15, 2004 when certain conditions are met by a variable interest entity. The Company has adopted FIN 46R and the effects of the variable interest are further explained in the Notes to the financial statements.

     In April 2003, the FASB issued SFAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement (SFAS 149) amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying derivative to conform it to the language used in FIN 45, and (4) amends certain other existing pronouncements. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company has adopted SFAS 149 and it had no material impact on the Company’s financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003; including all financial instruments created or modified after May 31, 2003. The Company has adopted SFAS 150 and it had no material impact on the Company’s financial position, results of operations or cash flows.

     In December 2003, the FASB issued SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Post-retirement Benefits and Amendment of FASB Statements No. 87, 88 and 106. This Statement revises

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

employers’ disclosures about pension plans and other post-retirement benefit plans. The disclosures required by this Statement are effective for fiscal years ending after December 15, 2003. The Company has incorporated these expanded disclosures into the notes to the financial statements.

Note 4: Earnings per Share

     Net income for purposes of computing earnings per common share is net income minus preferred stock dividends. Preferred stock dividends include accrued dividends of AMERCO.

     The shares used in the computation of the company’s basic and diluted earnings per common share were as follows:

	Years Ended March 31,
	2004	2003	2002
Basic and diluted loss per common share	$(0.76)	$(1.82)	$(2.87)

Weighted average common share outstanding:
Basic and diluted	20,749,998	20,824,618	21,063,720

     The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released as of March 31, 2004, 2003, and 2002. 6,100,000 shares of preferred stock have been excluded from the weighted average shares outstanding calculation because they are not common stock equivalents.

Note 5: Trade Receivables, Net

     Trade receivables at fiscal year-ends were as follows:

	March 31,
	2004	2003
	(In thousands)
Reinsurance recoverable	$180,480	$150,681
Premiums and agents’ balances	9,091	40,401
Trade accounts receivable	5,080	3,694
Accrued investment income	9,645	10,554
Independent dealer receivable	1,054	1,152
Other receivable	65,048	70,803

	270,398	277,285
Less allowance for doubtful accounts	(2,012)	(2,283)

	$268,386	$275,002

Note 6: Notes and Mortgage Receivables, Net

     Notes and mortgage receivables at fiscal year-ends were as follows:

	March 31,
	2004	2003
	(In thousands)
Notes, mortgage receivables and other, net of discount	$7,180	$12,443
Less allowance for doubtful accounts	(2,643)	(4,134)

	$4,537	$8,309

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 7: Investments

Fixed Maturity Investments

     Fixed maturity investments at December 31, 2003 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)
DECEMBER 31, 2003
CONSOLIDATED HELD-TO MATURITY
U.S. treasury securities and government obligations	$—	$—	$—	$—
U.S. government agency mortgage-backed securities	522	148	—	670
Corporate securities	—	—	—	—
Mortgage-backed securities	5,308	109	(2)	5,415
Redeemable preferred stocks	—	—	—	—

	$5,830	$257	$(2)	$6,085

     Fixed maturity investments at December 31, 2002 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)
DECEMBER 31, 2002
CONSOLIDATED HELD-TO MATURITY
U.S. treasury securities and government obligations	$500	$170	$—	$670
U.S. government agency mortgage-backed securities	—	—	—	—
Corporate securities	—	—	—	—
Mortgage-backed securities	15,683	583	—	16,266
Redeemable preferred stocks	—	—	—	—

	$16,183	$753	$—	$16,936

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     The adjusted cost and estimated market value of fixed maturity investments in debt securities at December 31, 2003 as compared to December 31, 2002, by contractual maturity, were as follows:

	December 31, 2003		December 31, 2002
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(In thousands)
CONSOLIDATED HELD-TO MATURITY
Due in one year or less	$—	$—	$19	$20
Due after one year through five years	240	283	204	252
Due after five years through ten years	219	294	205	287
After ten years	63	93	72	111

	522	670	500	670
Mortgage-backed securities	5,308	5,415	15,683	16,266
Redeemable preferred stock	—	—	—	—

	$5,830	$6,085	$16,183	$16,936

     Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     The company deposits bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $12.9 million at December 31, 2003 and $11.7 million at December 31, 2002.

Available-for-Sale Investments

     Available-for-sale investments at December 31, 2003 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)
DECEMBER 31, 2003
CONSOLIDATED AVAILABLE-FOR-SALE
U.S. treasury securities and government obligations	$29,765	$2,134	$(36)	$31,863
U.S. government agency mortgage-backed securities	10,570	316	(12)	10,874
Obligations of states and political subdivisions	2,850	91	—	2,941
Corporate securities	510,596	32,515	(7,467)	535,644
Mortgage-backed securities	74,268	1,739	(1,371)	74,636
Redeemable preferred stocks	45,861	1,426	(71)	47,216
Redeemable common stocks	243	106	—	349

	$674,153	$38,327	$(8,957)	$703,523

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     Available-for-sale investments at December 31, 2002 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)
DECEMBER 31, 2002
CONSOLIDATED AVAILABLE-FOR-SALE
U.S. treasury securities and government obligations	$31,697	$3,405	$(49)	$35,053
U.S. government agency mortgage-backed securities	10,182	201	(13)	10,370
Obligations of states and political subdivisions	3,974	232	—	4,206
Corporate securities	574,334	25,996	(25,392)	574,938
Mortgage-backed securities	95,893	2,206	(4,316)	93,783
Redeemable preferred stocks	126,301	1,558	(2,962)	124,897
Redeemable common stocks	1,101	304	(235)	1,170

	$843,482	$33,902	$(32,967)	$844,417

     The company sold available-for-sale securities with a fair value of $267.9 million in 2003, $248.0 million in 2002 and $175.9 million in 2001. The gross realized gains on these sales totaled $5.3 million in 2003, $6.0 million in 2002 and $3.8 million in 2001. The company realized gross losses on these sales of $3.1 million in 2003, $2.4 million in 2002 and $0.3 million in 2001. The company recognized a write-down of investments due to other than temporary declines on available-for-sale investments of approximately $5.0 million in 2003, $9.8 million in 2002 and $6.7 million in 2001.

     The adjusted cost and estimated market value of available-for-sale investments in debt securities at December 31, 2003 as compared to December 31, 2002, by contractual maturity, were as follows:

	December 31, 2003		December 31, 2002
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(In thousands)
CONSOLIDATED AVAILABLE-FOR-SALE Due in one year or less	$50,698	$50,847	$53,240	$53,985
Due after one year through five years	270,186	283,711	210,765	215,996
Due after five years through ten years	132,009	137,969	181,425	176,645
After ten years	100,888	108,795	164,575	167,571

	553,781	581,322	610,005	614,197
Mortgage-backed securities	74,268	74,636	106,075	104,153
Redeemable preferred stock	45,861	47,216	126,301	124,897
Redeemable common stock	243	349	1,101	1,170

	$674,153	$703,523	$843,482	$844,417

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Investments, other

     The carrying value of other investments at fiscal year-ends was as follows:

	March 31,
	2004	2003
	(In thousands)
Short-term investments	$187,560	$111,377
Mortgage loans	53,496	67,615
Real estate	99,813	74,202
Policy loans	5,698	5,684
Other	970	5,374

	$347,537	$264,252

     Short-term investments primarily consist of fixed maturities of three months to one year from acquisition date.

     Mortgage loans are carried at the unpaid balance, less an allowance for possible losses and any unamortized premium or discount. The allowance for possible losses at fiscal year-ends was $0.5 million for 2004 and $0.5 million for 2003. The estimated fair value of these loans at fiscal year-ends was $75.0 million for 2004 and $68.0 million for 2003. These loans represent first lien mortgages held by the company’s insurance subsidiaries.

     Real estate obtained through foreclosures and held for sale and equity investments are carried at the lower of cost or fair value.

     Insurance policy loans are carried at their unpaid balance.

Note 8: Investment and Interest Income Net

Investment Income, Net

     Investment income, net was as follows:

	Year Ended March 31,
	2004	2003	2002
	(In thousands)
Fixed maturities	$50,043	$54,764	$67,945
Real estate	10,879	2,438	(1,518)
Insurance policy loans	498	368	1,092
Mortgage loans	7,173	8,007	8,796
Short-term, amounts held by ceding reinsurers, net and other investments	1,616	(2,176)	(1,575)

Investment income	70,209	63,401	74,740
Less investment expenses	(29,464)	(29,464)	(30,914)
Interest income	1,624	4,464	3,517

Net investment income	$42,369	$35,477	$47,343

     Investment expenses include costs incurred in the management of the investment portfolio and interest credited on annuity policies.

     On June 30, 2003, the Company’s insurance subsidiaries exchanged their investments in Private Mini Storage Realty, L.P. for other real property owned by SAC Holdings. The exchanges were non-monetary and were recorded on the basis of the book value of the assets exchanged. The Company’s insurance subsidiaries wrote their equity investment in Private Mini Storage Realty, L.P. to zero to reflect the equity pick up losses during the first quarter of 2003.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 9: Borrowings

Long-Term Debt

     Long-term debt at fiscal year-ends was as follows:

	March 31,
	2004	2003
	(In thousands)
Revolving credit facility, senior secured first lien	$164,051	$—
Senior amortizing notes, secured, first lien, due 2009	350,000	—
Senior notes, secured second lien, 9.0% interest rate, due 2009	200,000	—
Senior subordinated notes, secured, 12.0% interest rate, due 2011	148,646	—
Revolving credit facility, secured by intercompany notes	—	205,000
Senior notes, secured, Series A, due 2012	—	95,000
Senior notes, secured, Series B, due 2007	—	5,000
Senior notes, unsecured, 7.85% interest rate, due 2003	—	175,000
Senior notes, unsecured, 8.80% interest rates, due 2005	—	200,000
Medium-term notes, payable, unsecured, 7.23% to 8.08% interest rate due through 2027	—	109,500
Notes payable under Bond Backed Asset Trust, unsecured, 7.14% interest rates, due through 2032	—	100,000
Debt related to BBAT option termination	—	26,550
Loan against cash surrender value of life insurance policies	17,822	18,229
Other	—	5,784

Total AMERCO notes and loans payable	$880,519	$940,063

     At March 31, 2003 AMERCO was in default on substantially all of its borrowings due to cross default provisions in the debt agreement. As part of the bankruptcy restructuring on March 15, 2004 most of the prior year debt was refinanced with the new debt, see description below. As part of the restructuring the Company has incurred professional fees of $44.1 million and $6.6 million in fiscal 2004 and 2003.

First Lien Senior Secured Notes

     We entered into a First Lien Senior Secured credit facility, due 2009 in the amount of $550 million, with a banking syndicate led and arranged by Wells Fargo Foothill, a part of Wells Fargo & Company (the “Senior Secured Facility”). These senior notes consist of two components, a $200 million revolving credit facility (including a $50 million letter of credit sub-facility) and a $350 million amortizing term loan. The proceeds we received from these senior notes were used primarily to satisfy the claims of the creditors in our Chapter 11 proceeding and to pay related fees and expenses incurred in connection therewith.

     The $350 million amortizing term loan requires monthly principal payments of $291,667 and periodic interest

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

payments with the balance due on maturity in 2009. The interest rate per the provisions of the term loan agreement is defined as the 3-month London Inter Bank Offer Rate (“LIBOR”), plus 4.0% applicable margin, the sum of which at March 31, 2004 was 5.11%. Advances under the revolving credit facility are based on a borrowing base formula which is based on a percentage of the value of our eligible real estate. On March 31, 2004, outstanding advances under the revolving credit facility totaled $164 million and $35 million was available to borrow. The interest rate per the provisions of the revolving credit facility agreement is defined as the prime rate (“Prime”) plus 1.5%, the sum of which at March 31, 2004 was 5.5%. The Senior Secured Facility is secured by a first priority position in substantially all of the assets of AMERCO and its subsidiaries, except for our notes receivable from SAC Holdings, real estate subject to synthetic leases, certain real estate held for sale, the capital stock of our insurance subsidiaries, real property previously mortgaged to Oxford, vehicles subject to certain lease financing arrangements, and proceeds in excess of $50 million associated with the settlement, judgment or recovery related to our litigation against PricewaterhouseCoopers.

9.0% Second Lien Senior Secured Notes

     AMERCO issued $200 million aggregate principal amount of 9.0% Second Lien Senior Secured Notes due 2009. These notes represent our senior secured obligations. These notes are secured by a second priority position in the same collateral which secures our obligations under the Senior Secured Facility.

Senior Subordinated Notes

     AMERCO issued $148,646,137 aggregate principal amount of 12.0% senior subordinated notes due 2011 (the “Senior Subordinated”) to our unsecured creditors in the Chapter 11 proceeding. No principal payments are due on the Senior subordinated Notes until maturity. These notes, which are subordinated to all of the senior indebtedness of AMERCO (including the Senior Secured Facility and the 9.0% Second Lien Senior Secured Notes due 2009), are secured by certain assets of AMERCO, including the capital stock of our life insurance subsidiary (Oxford Life Insurance Company), certain real estate held for sale, 75% of the net proceeds in excess of $50 million associated with the settlement, judgment or recovery related to our litigation against PricewaterhouseCoopers (after deduction of attorneys’ fees and costs and taxes payable with respect to such proceeds), and payments from notes receivable from SAC Holdings having an aggregate outstanding principal balance at March 31, 2004 of $203.8 million.

Restrictive Covenants

Under the abovementioned loan agreements, the Company is required to comply with a number of affirmative and negative covenants. These covenants apply to the obligors, and provide that, among other things:

•	On a quarterly basis, the obligors cannot allow EBITDA minus capital expenditures (as defined) to fall below specified levels.

•	The obligors are restricted in the amount of capital expenditures that they can make in any fiscal year.

•	The obligors ability to incur additional indebtedness is restricted.

•	The obligors ability to create, incur, assume or permit to exist any lien on or against any of their assets is restricted.

•	The obligors ability to convey, sell, lease, assign, transfer or otherwise dispose of any of their assets is restricted.

•	The obligors cannot enter into any merger, consolidation, reorganization, or recapitalization (subject to exceptions) and they cannot liquidate, wind up or dissolve any of their subsidiary that is a borrower under the abovementioned loan agreements, unless the assets of the dissolved entity are transferred to another subsidiary that is a borrower under the abovementioned loan agreements and certain other conditions are met.

•	The obligors ability to guarantee the obligations of the insurance subsidiaries or any third party is restricted.

•	The obligors ability to prepay, redeem, defease, purchase or otherwise acquire any of their indebtedness or any indebtedness of a subsidiary that is a borrower under the abovementioned loan agreements is restricted.

As of March 31, 2004 the Company was in compliance with these covenants.

Restructuring of Synthetic Lease Agreements

     At the time of our emergence from bankruptcy, Amerco Real Estate Company restructured approximately $249.5 million of our obligations under synthetic lease arrangements (the “Synthetic Leases”). As part of this restructuring, we paid down approximately $31 million of obligations under the Synthetic Leases and entered into new lease agreements with the lessors. The new lease agreements are for a term of three years, and include four one year renewal options.

     The purpose of these leases was to finance the purchase of self-storage properties and to construct self-storage facilities on existing properties. At March 31, 2004 AMERCO guaranteed each of these restructured Synthetic Leases. Title to the real property subject to these leases is in the name of off-balance sheet non-affiliated special purpose entities.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

These entities are lessors who then lease the properties to one or more subsidiaries of AMERCO.

     Our approved Chapter 11 plan of reorganization contemplates that our obligations under the Synthetic Leases will be satisfied when the real property subject to the leases is sold to a third party. We entered into such a transaction which closed in escrow on March 31, 2004, and funded on April 30, 2004. As a result of closing this transaction, we expect that over approximately the next 24 months we will be reimbursed for capital improvements we made to these properties. In addition, as part of this transaction, U-Haul has entered into arrangements to manage these properties that will allow us to continue to operate them as part of the U-Haul moving and self-storage system. See Note 23 for details of this transaction.

     Annual Maturities of AMERCO Notes

     The annual maturity of AMERCO’s long-term debt for the next five years and thereafter is as follows:

	Year Ended
	2005	2006	2007	2008	2009	Thereafter
	(In thousands)
Notes payable, secured	$3,500	3,500	3,500	3,500	700,051	$166,468

SAC Holdings’ Notes and Loans

     SAC Holdings’ notes and loans payable at fiscal year-ends were as follows:

	March 31,
	2004		2003
	(In thousands)
Notes payable, secured, bearing interest rates ranging from 7.87% to 9.00% due 2027	$78,637		$468,575
Less discounts on notes payable	—		(1,794)

Total SAC Holdings’ notes and loans payable	$78,637	(A)	$466,781	(B)

(A)  SAC Holding II Corporation

(B)  SAC Holding Corporation & SAC Holding II Corporation

     In connection with the Chapter 11 bankruptcy restructuring of AMERCO, SAC Holding agreed to issue to creditors in our Chapter 11 proceeding, $200 million aggregate principal amount of 8.5% senior notes due 2014 (the “New SAC Notes”). The issuance of these notes by SAC Holding was part of an agreed upon set of transactions in connection with our bankruptcy reorganization plan which had the effect of eliminating $200 million of notes receivable from SAC Holding that were previously held by AMERCO.

     Annual Maturities of SAC Holdings’ Notes

     The annual maturity of SAC Holdings II’s long-term debt for the next five years and thereafter is as follows:

	Year Ended
	2005	2006	2007	2008	2009	Thereafter
	(In thousands)
Notes payable, secured	$1,236	1,215	1,317	1,544	1,669	$71,656

Secured notes payable are secured by deeds of trusts on the collateralized land and buildings. Principal and interest payments on notes payable to third party lenders are due monthly. Certain notes payable contain provisions whereby the loans may not be prepaid at any time prior to the maturity date without payment to the lender of a Yield Maintenance Premium, as defined in the loan agreements.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 10: Interest on Borrowings

Interest Expense

     Interest expense was as follows:

	March 31,
	2004	2003	2002
	(In thousands)
Interest expense	$75,737	$75,454	$74,639
Amortization of transaction costs	1,825	902	2,124
Fees on early termination of BBATS	—	26,500	—
Interest expense resulting from interest rate swap agreements	—	—	(16)

Total AMERCO interest expense	77,562	102,856	76,747

SAC Holdings’ interest expense	80,963	81,164	61,081

Less: Intercompany transactions	(36,835)	(35,889)	(28,363)

Total	$121,690	$148,131	$109,465

     At March 31, 2004, the Company has no interest rate swap agreements outstanding.

     Historically, AMERCO has entered into interest rate swap agreements to potentially mitigate the impact of changes in interest rates on its floating rate debt. These agreements effectively changed AMERCO’s interest rate exposure on $45.0 million of floating rate notes to a weighted average fixed rate of 8.63%. These interest rate swaps mature at the time the related notes mature. Incremental interest expense associated with interest rate swap activity was $1.5 million, $2.4 million, and $1.0 million during 2004, 2003 and 2002 respectively.

     As of March 31, 2003 the Company no longer had interest rate swap agreements. All interest rate swap agreements at March 31, 2002 expired during the year ended March 31, 2003, except for two agreements, which were converted to debt in the amount of $5.6 million and repaid during 2004.

     Interest paid in cash by AMERCO amounted to $76.6 million, $77.9 million and $92.6 million for fiscal years 2004, 2003 and 2002, respectively.

Interest Rates

     Interest rates and company borrowings were as follows:

	Revolving Credit Activity			Short-Term Borrowing
	Year Ended			Year Ended
AMERCO	2004	2003	2002	2004	2003	2002
	(In thousands, except interest rates)
Weighted average interest rate during the year	6.75%	4.6%	3.53%	N/A	N/A	3.59%
Interest rate at year end	5.50%	7.0%	2.44%	N/A	N/A	2.63%
Maximum amount outstanding during the year	$205,000	400,000	283,000	N/A	N/A	33,553

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

	Revolving Credit Activity			Short-Term Borrowing
	Year Ended			Year Ended
AMERCO	2004	2003	2002	2004	2003	2002
	(In thousands, except interest rates)
Average amount outstanding during the year	$174,267	248,847	224,667	—	N/A	23,531
Facility fees	$1,333	1,537	507	—	N/A	N/A

Note 11: Stockholders’ Equity

     AMERCO has authorized capital stock as follows:

		Issued and
	Authorized	Outstanding
	(In thousands)
AMERCO common stock	150,000	3,255
AMERCO serial common stock	150,000	5,662
AMERCO serial preferred stock	50,000	6,100

     The Serial common stock may be issued in such series and on such terms as the Board shall determine. The Serial preferred stock may be issued with or without par value. The 6.1 million shares of Series A, no par, non-voting, 8 1/2% cumulative preferred stock that are issued and outstanding are not convertible into, or exchangeable for, shares of any other class or classes of stock of AMERCO. Dividends on the Series A preferred stock are payable quarterly in arrears and have priority as to dividends over the common stock of AMERCO. On or after December 1, 2000, AMERCO, at its option, may redeem all or part of the Series A preferred stock for cash, at $25.00 per share plus accrued and unpaid dividends to the redemption date. As of our fiscal year-end, we had accrued and unpaid dividends of $16.2 million. $3.2 million was authorized for payment by the Board on June 1, 2004.

Note 12: Comprehensive Income

     The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	Year Ended March 31,
	2004	2003	2002
	(In thousands)
Accumulated foreign currency translation	$(34,914)	$(41,337)	$(45,118)
Accumulated unrealized gain or (loss) on investments	13,468	(14,428)	(1,780)
Accumulated fair market value of cash flow hedge	—	—	6,318

	$(21,446)	$(55,765)	$(40,580)

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     A summary of accumulated comprehensive income (loss) components follows:

		Unrealized	Fair Market	Accumulated
	Foreign	Gain/(Loss)	Value of	Other
	Currency	on	Cash Flow	Comprehensive
	Translation	Investments	Hedge	Income
	(In thousands)
Balance at March 31, 2002	$(45,118)	$(1,780)	$6,318	$(40,580)
Foreign currency translation - U-Haul	2,490	—	—	2,490
Foreign currency translation — SAC	1,291			1,291
Fair market value of cash flow hedge	—		(6,318)	(6,318)
Unrealized gain on investments	—	(12,648)	—	(12,648)

Balance at March 31, 2003	(41,337)	(14,428)	—	(55,765)
Foreign currency translation - U-Haul	4,936	—	—	4,936
Foreign currency translation — SAC	1,487			1,487
Unrealized gain on investments	—	27,896	—	27,896

Balance at March 31, 2004	$(34,914)	$13,468	$—	$(21,446)

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 13: Provision for Taxes

     Income before taxes and the provision for taxes consisted of the following:

	March 31,
	2004	2003	2002
	(In thousands)
Income (loss) before taxes:
U.S.	$(1,166)	$(45,628)	$(74,828)
Non-U.S.	6,391	6,707	7,497

Total income (loss) before taxes	5,225	(38,921)	(67,331)
Provision for taxes:
Federal:
Current	9,705	4,440	3,831
Deferred	(4,494)	(19,631)	(25,139)
State:
Current	3,147	2,127	3,591
Deferred	(1,395)	(1,711)	(3,097)
Non-U.S.:
Current	1,114	840	923
Deferred	—	—	—

Total expense (benefit) for taxes	$8,077	$(13,935)	$(19,891)

     Income taxes paid in cash amounted to $4.0 million, $12.8 million, and $7.2 million for fiscal years 2004, 2003, and 2002, respectively.

     The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before taxes was as follows:

	March 31,
	2004	2003	2002
	(In percentage)
Statutory federal income tax rate	35.00%	-35.00%	-35.00%
Increase (reduction) in rate resulting from:
State and foreign taxes, net of federal benefit	36.43%	2.22%	1.37%
Canadian subsidiary income (loss)	-20.51%	-2.97%	-1.82%
Interest on deferred taxes	12.04%	1.62%	1.12%
Tax-exempt interest income (loss)	-0.42%	-0.19%	-0.24%
Dividends received deduction	—	—	1.35%
IRS Settlement	91.11%	—	—
Other	0.93%	-1.48%	3.68%

Effective tax rate	154.58%	-35.80%	-29.54%

     During the fiscal year ended March 31, 2004, the Company entered into a settlement of its tax audit for the years ended March 31, 1996 and March 31, 1997. For financial statement purposes this results in a reduction in deferred tax assets of $4.76 million and a charge to current year operations of the same amount.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     Significant components of the company’s deferred tax assets and liabilities at fiscal year-ends were as follows:

	March 31,
	2004	2003
	(In thousands)
Deferred tax asset:
Net operating loss and credit carryforwards	$48,287	$99,375
Accrued expenses	91,780	127,675
Deferred revenue from sale/leaseback	9,772	5,137
Policy benefit and losses, claims and loss expenses payable, net	22,767	26,597
Unrealized gains and (losses)	(1,442)	2,043

Total deferred tax assets	171,164	260,827

Deferred tax liabilities:
Property, plant and equipment	211,682	196,525
Deferred policy acquisition costs	16,107	26,127
Other	7,175	5,933

Total deferred tax liabilities	234,964	228,585

Net deferred tax asset (liability)	$(63,800)	$32,242

     Under the provisions of the Tax Reform Act of 1984 (the Act), the balance in Oxford’s account designated “Policyholders’ Surplus Account” is frozen at its December 31, 1983 balance of $19.3 million. Federal income taxes (Phase III) will be payable thereon at applicable current rates if amounts in this account are distributed to the stockholder or to the extent the account exceeds a prescribed maximum. Oxford did not incur a Phase III liability for the years ended December 31, 2003, 2002 and 2001.

     At March 31, 2004 and March 31, 2003, AMERCO and RepWest have non-life net operating loss carryforwards available to offset federal taxable income in future years of $85.6 million and $181.6 million respectively. These carryforwards expire in 2012 through 2020. At March 31, 2004 and March 31, 2003, AMERCO has alternative minimum tax credit carryforwards of $8.5 million and $5.4 million, respectively, which do not have an expiration date, and may only be utilized in years in which regular tax exceeds alternative minimum tax.

     The SAC Holding II affiliated group, which began to file tax returns in fiscal year ending March 31, 2003, has net operating losses of $14.0 million and $7.6 million in fiscal years ending March 31, 2004 and March 31, 2003 respectively, to offset taxable income in future years. These carryforwards expire in 2023 through 2024.

     Under certain circumstances and sections of the Internal Revenue Code, a change in ownership for tax purposes will limit the amount of net operating loss carryforwards that can be used to offset future taxable income.

Note 14: Employee Benefit Plans

Profit Sharing Plans

     The Company provides tax-qualified profit sharing retirement plans for the benefit of eligible employees, former employees and retirees in the U.S. and Canada. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions. Amounts to be contributed are determined by the chief executive officer of the company under the delegation of authority from the Board of Directors, pursuant to the terms of the Profit Sharing Plan. No contributions were made to the profit sharing plan during 2004, 2003 or 2002.

     The Company also provides an employee saving plan which allows participants to defer income under Section 401(k) of the Internal Revenue Code of 1986.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

ESOP Plan

     The Company also provides an Employee Stock Ownership Plan (the “Plan”) under which the Company may make contributions of its common stock or cash to acquire such stock on behalf of participants. Generally, employees are eligible to participate in the Plan upon completion of one year of service. The Company has arranged financing to fund the ESOP Trust (ESOT) and to enable the ESOT to purchase shares. Listed below is a summary of these financing arrangements as of fiscal year-end:

	Amount
	Outstanding
	as of	Interest Payments
	March 31,
Financing Date	2004	2004	2003	2002
		(In thousands)
June, 1991	$13,538	$1,159	$978	$1,210
March, 1999	120	11	11	14
February, 2000	730	74	62	74
April, 2001	125	12	5	—

     Shares are released from collateral and allocated to active employees based on the proportion of debt service paid in the plan year. Contributions to the ESOT that were charged to expense during 2004, 2003 and 2002 were $2.1 million, $2.2 million and $2.1 million, respectively.

     Shares held by the ESOP as of year-end were as follows:

	March 31,
	2004	2003
	(In thousands)
Allocated shares	1,577	1,639
Unreleased shares	727	795
Fair value of unreleased shares	$12,249	$2,513

     For purposes of the above schedule, the fair value of unreleased shares issued prior to 1992 is defined as the historical cost of such shares. The fair value of unreleased shares issued subsequent to December 31, 1992 is defined as the trading value of such shares as of March 31, 2004 and March 31, 2003, respectively.

Insurance Plans

     Oxford Life Insurance Company insures various group life and group disability insurance plans covering employees of the Company. Premiums earned by Oxford on these policies were $2.7 million, $2.7 million and $2.0 million for the years ended December 31, 2003, 2002, and 2001, respectively. These amounts were eliminated from the Company’s financial statements in consolidation.

Post Retirement and Post Employment Benefits

     The Company provides medical and life insurance benefits to eligible employees and dependents. To be eligible,

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

employees need to be over age 65 and meet specified years of service requirements. The Company uses the accrual method of accounting for post-retirement benefits and funds these benefit costs as claims are incurred.

     The components of net periodic post retirement benefit cost for the fiscal years ended 2004, 2003 and 2002 are as follows:

	Year Ended
	2004	2003	2002
	(In thousands)
Service cost for benefits earned during the period	$315	$299	$259
Interest cost on accumulated postretirement benefit	331	355	302
Other components	(549)	(279)	(315)

Net periodic postretirement benefit cost	$97	$375	$246

     The 2004 and 2003 post retirement benefit liability include the following components:

	Year Ended
	2004	2003
	(In thousands)
Beginning of year	$4,978	$4,982
Service cost	315	299
Interest cost	331	355
Benefit payments and expense	(108)	(122)
Actuarial (gain) loss	(442)	(536)

Accumulated postretirement benefit obligation	5,074	4,978
Unrecognized net gain	4,513	4,364

Total post retirement benefit liability	$9,587	$9,342

     The discount rate assumptions in computing the information above were as follows:

	March 31,
	2004	2003	2002
	(In percentage)
Accumulated postretirement benefit obligation	6.25%	6.75%	7.25%

     The discount rate represents the expected yield on a portfolio of high grade (AA to AAA rated or equivalent) fixed income investments with cash flow streams sufficient to satisfy benefit obligations under the plan when due. Fluctuations in the discount rate assumptions primarily reflect changes in U.S. interest rates. The estimated health care cost inflation rates used to measure the accumulated post retirement benefit obligation was 6.25% in 2004, which was projected to decline annually to an ultimate rate of 4.20% in 2017.

     If the estimated health care cost inflation rate assumptions were increased by one percent, the accumulated post retirement benefit obligation as of fiscal year-end would increase by approximately $348,551. A decrease in the estimated health care cost inflation rate assumption of one percent would decrease the accumulated post retirement benefit obligation as of fiscal year-end by $373,760.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     Post employment benefits provided by the company, other than retirement, are not material.

Stock Option Plan

     Not applicable

Note 15: Reinsurance

     During their normal course of business, our insurance subsidiaries assume and cede reinsurance on both a coinsurance and a risk premium basis. They also obtain reinsurance for that portion of risks exceeding their retention limits. The maximum amount of life insurance retained on any one life is $150,000.

		Ceded to	Assumed		Percentage of
	Direct	Other	from Other	Net	Amount
	Amount (a)	Companies	Companies	Amount (a)	Assumed to Net
	(In thousands)
Year ended December 31, 2003 Life insurance in force	$1,134,051	$218,682	$1,842,666	$2,758,035	67%

Premiums earned:
Life	17,301	2,840	7,626	22,087	35%
Accident and health	109,135	5,346	14,561	118,350	12%
Annuity	1,954	—	2,692	4,646	58%
Property and casualty	106,598	32,969	18,406	92,035	20%

Total	$234,988	$41,155	$43,285	$237,118	—

		Ceded to	Assumed		Percentage of
	Direct	Other	from Other	Net	Amount
	Amount (a)	Companies	Companies	Amount (a)	Assumed to Net
	(In thousands)
Year ended December 31, 2002 Life insurance in force	$2,036,998	$1,045,011	$1,613,812	$2,605,789	62%

Premiums earned:
Life	22,973	10,078	15,111	28,006	54%
Accident and health	114,526	15,274	26,581	125,833	21%
Annuity	1,272	—	3,609	4,881	74%
Property and casualty	166,677	69,374	51,902	149,205	35%

Total	$305,448	$94,726	$97,203	$307,925	—

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

		Ceded to	Assumed		Percentage of
	Direct	Other	from Other	Net	Amount
	Amount (a)	Companies	Companies	Amount (a)	Assumed to Net
	(In thousands)
Year ended December 31, 2001 Life insurance in force	$2,088,898	925,608	1,732,122	$2,895,412	60%

Premiums earned:
Life	$21,437	8,889	14,083	26,631	53%
Accident and health	115,364	18,265	28,051	125,150	22%
Annuity	1,651	—	3,939	5,590	70%
Property and casualty	217,401	55,301	91,699	253,799	36%

Total	$355,853	82,455	137,772	$411,170	—

(a)	Balances are reported net of inter-segment transactions. Premiums eliminated in consolidation were as follows:

	RepWest	Oxford
	(In thousands)
2003	$1,207	$2,671
2002	3,412	2,679
2001	8,176	2,009

     To the extent that a re-insurer is unable to meet its obligation under the related reinsurance agreements, RepWest would remain liable for the unpaid losses and loss expenses. Pursuant to certain of these agreements, RepWest holds letters of credit at years-end in the amount of $9.4 million from re-insurers and has issued letters of credit in the amount of $10.3 million in favor of certain ceding companies.

     Prior to December 1, 2002, RepWest was a re-insurer of municipal bond insurance through an agreement with MBIA, Inc. Premiums generated through this agreement were recognized on a pro rata basis over the contract coverage period. On December 1, 2002, MBIA, Inc. and RepWest entered into a termination agreement to terminate the agreement on a cut-off basis. In conjunction with the termination agreement, RepWest paid MBIA, Inc. $3.4 million in December 2002 for reimbursement of unearned premiums.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 16: Contingent Liabilities and Commitments

     The company leases a portion of its rental equipment and certain of its facilities under operating leases with terms that expire at various dates substantially through 2034. AMERCO has guaranteed $235.3 million of residual values at March 31, 2004, for these assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as other restrictions. The Company, at the expiration of the leases, has options to renew the lease, purchase for fair market value, or sell to a third party on behalf of the lessor. AMERCO has been leasing equipment since 1987 and has had no shortfall in proceeds from the sale of underlying assets. Lease expense during each fiscal years-end was as follows:

	March 31,
	2004	2003	2002
	(Millions)
Lease expense	$160.7	$166.1	$164.1

     Lease commitments for leases having terms of more than one year as of fiscal year-end were as follows:

	Capitalized	Property
	Portion of	Plant and	Rental
	Synthetic Lease	Equipment	Equipment	Total

	(In thousands)
Year-ended:
2005	$105,081 (a)	$120,882 (c)	$125,243	$351,206
2006	—	1,385	91,838	93,223
2007	—	1,261	76,100	77,361
2008	—	940	28,495	29,435
2009	—	761	7,341	8,102
Thereafter	—	3,358	2,938	6,296

Total	105,081	$128,587	$331,955	$565,623

Less: amount representing interest	5,472 (b)

Present value of minimum lease payments	$99,609

(a)	see Note 23
(b)	As presented above, contractual obligations on debt and guarantees represent principal payments while contractual obligations for capital and operating leases represent the notional payments under the lease arrangements, including anticipated future cash payments for interest on capital leases. Certain other liabilities are reported in the Company’s consolidated balance sheets but are not reflected in the table above due to the absence of stated maturities.
(c)	Includes $119,038 of lease payments under synthetic leases, which were prepaid in full and terminated in April 2004. See Note 23 to the Consolidated Financial Statements.

Note 17: Contingencies

Kocher

     On July 20, 2000, Charles Kocher (Kocher) filed suit in Wetzel County, West Virginia, Civil Action No. 00-C-51-K, entitled Charles Kocher v. Oxford Life Insurance Co. (Oxford) seeking compensatory and punitive damages for breach of contract, bad faith and unfair claims settlement practices arising from an alleged failure of Oxford to properly and timely pay a claim under a disability and dismemberment policy. On March 22, 2002, the jury returned a verdict of $5 million in compensatory damages and $34 million in punitive damages. On November 5, 2002, the trial court entered an Order (Order) affirming the $39 million jury verdict and denying Oxford’s motion for New Trial Or, in The Alternative, Remittitur. Oxford has perfected its appeal to the West Virginia Supreme Court. On January 27, 2004, the matter was argued before the West Virginia Supreme Court and taken under advisement. Management does not believe that the Order is sustainable and expects the Order to be overturned by the West Virginia Supreme Court, in part because the jury award has no reasonable nexus to the actual harm suffered by Kocher. The Company has accrued $725,000, which represents management’s best estimate of the costs associated with legal fees to appeal and re-try the case. The Company has notified its E & O carrier, who is disputing coverage, in the event of an unfavorable outcome.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Shoen

     On September 24, 2002, Paul F. Shoen filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Paul F. Shoen vs. SAC Holding Corporation et al., CV02-05602, seeking damages and equitable relief on behalf of AMERCO from SAC Holdings and certain current and former members of the AMERCO Board of Directors, including Edward J. Shoen, Mark V. Shoen and James P. Shoen as defendants. AMERCO is named a nominal defendant for purposes of the derivative action. The complaint alleges breach of fiduciary duty, self-dealing, usurpation of corporate opportunities, wrongful interference with prospective economic advantage and unjust enrichment and seeks the unwinding of sales of self-storage properties by subsidiaries of AMERCO to SAC Holdings over the last several years. The complaint seeks a declaration that such transfers are void as well as unspecified damages. On October 28, 2002, AMERCO, the Shoen directors, the non-Shoen directors and SAC Holdings filed Motions to Dismiss the complaint. In addition, on October 28, 2002, Ron Belec filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Ron Belec vs. William E. Carty, et al., CV 02-06331 and on January 16, 2003, M.S. Management Company, Inc. filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned M.S. Management Company, Inc. vs. William E. Carty, et al., CV 03-00386. Two additional derivative suits were also filed against these parties. These additional suits are substantially similar to the Paul F. Shoen derivative action. The five suits assert virtually identical claims. In fact, three of the five plaintiffs are parties who are working closely together and chose to file the same claims multiple times. The court consolidated all five complaints before dismissing them on May 28, 2003. Plaintiffs have filed a notice of appeal. These lawsuits falsely alleged that the AMERCO Board lacked independence. In reaching its decision to dismiss these claims, the court determined that the AMERCO Board of Directors had the requisite level of independence required in order to have these claims resolved by the Board.

Article Four Trust

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

Department of Labor

     On May 18, 2004, the United States Department of Labor (“DOL”) completed its investigating of the AMERCO Employee Savings, Profit Sharing, and Employee Stock Ownership Plan (the “Plan”), its fiduciaries, and other third parties. The Company has remedied or resolved all issues raised by the DOL in the investigation.

Securities and Exchange Commission

     The Securities and Exchange Commission (“SEC”) has issued a formal order of investigation to determine whether the Company has violated the Federal securities laws. On January 7, 2003, the Company received the first of several subpoenas issued by the SEC to the company. SAC Holdings, the Company’s current and former auditors, and others have also received one or more subpoenas relating to this matter. The Company is cooperating with the SEC and is facilitating the expeditious review of its financial statements and any other issues that may arise.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

     The Company has produced well in excess of one million documents to the SEC and continues to respond to requests for additional documents. Notwithstanding the Company’s ongoing document production, on March 5, 2004, the SEC commenced an action against the Company in the United States District Court for the District of Nevada seeking an order compelling the Company to comply with the SEC’s document requests (“Subpoena Enforcement Action”). The Company disputed whether there was any basis for the Subpoena Enforcement Action. The Company obtained an order from the Bankruptcy Court overseeing the Company’s Chapter 11 proceedings that AMERCO complied with the SEC’s subpoenas at issue and, as a result of this order, the District Court denied the SEC’s application. The SEC recently filed a motion for reconsideration of the Bankruptcy Court’s order, which AMERCO has opposed. There has been no ruling on the motion to reconsider.

Environmental

     A subsidiary of U-Haul, INW Company (“INW”) owns one property located within two different state hazardous substance sites in the State of Washington. The sites are referred to as the “Yakima Valley Spray Site” and the “Yakima Railroad Area”. INW has been named as a “potentially liable party” under state law with respect to this property as it relates to both sites. As a result of the cleanup costs of approximately $5 million required by the State of Washington, INW filed for reorganization under the federal bankruptcy laws in May of 2001. The potentially liable parties, including INW, have agreed to share the cost of the environmental cleanup necessary at the Yakima site. INW’s percentage share of the cost is 17% or $879,000. Due to the bankrupt status of INW, U-Haul has agreed to be responsible for paying INW’s share, of which $706,000 has been paid through May 21, 2004.

     In the normal course of business, AMERCO is a defendant in a number of suits and claims. AMERCO is also a party to several administrative proceedings arising from state and local provisions that regulate the removal and/or cleanup of underground fuel storage tanks. It is the opinion of management that none of these suits, claims or proceedings involving AMERCO; individually or in the aggregate; are expected to result in a material loss. Also see Note 18.

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

Note 18: Preferred Stock Purchase Rights

     The Board of Directors of AMERCO adopted a stockholder-rights plan in July 1998. The rights were declared as a dividend of one preferred share purchase right for each outstanding share of the common stock of AMERCO. The dividend distribution was payable on August 17, 1998 to stockholders of record on that date. When exercisable, each right will entitle its holder to purchase from AMERCO one one-hundredth of a share of AMERCO Series C Junior Participating Preferred Stock (Series C), no par value, at a price of $132.00 per one one-hundredth of a share of Series C, subject to adjustment. AMERCO has created a series of 3,000,000 shares of authorized but not issued preferred stock for the Series C stock authorized in this stockholder-rights plan.

     The rights will become exercisable if a person or group of affiliated or associated persons acquire or obtain the right to acquire beneficial ownership of 10% or more of the common stock without approval of a majority of the Board of Directors of AMERCO. The rights expire on August 7, 2008 unless earlier redeemed or exchanged by AMERCO.

     In the event AMERCO is acquired in a merger or other business combination transaction after the rights become exercisable, each holder of a right would be entitled to receive that number of shares of the acquiring company’s common stock equal to the result obtained by multiplying the then current purchase price by the number one one-hundredths of a share of Series C for which a right is then exercisable and dividing that product by 50% of the then current market price per share of the acquiring company.

Note 19: Related Party Transactions

     AMERCO has engaged in related party transactions, and has continuing related party interests, with certain major

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

stockholders, directors and officers of the consolidated group as disclosed below. Management believes that the transactions described below and in the related notes were consummated on terms equivalent to those that would prevail in arm’s-length transactions.

     On December 23, 2002, Mark V. Shoen, a significant shareholder purchased a condominium in Phoenix, Arizona from Oxford Life Insurance Company. The purchase price was $279,573, which was in excess of the appraised value.

     Samuel J. Shoen, the son of Edward J. Shoen, is employed by U-Haul as project group supervisor. Mr. Shoen was paid an aggregate salary and bonus of $86,532 and $77,327 for his services during the fiscal year 2004 and 2003.

     James P. Shoen, the brother of Edward J. Shoen and Mark V. Shoen is Vice President of AMERCO Business Consultants, a subsidiary of the Company. Mr. Shoen was paid an aggregate of $228,003 for his services during fiscal 2004.

     During fiscal 2004 a subsidiary of the Company held various senior and junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. The Company does not have an equity ownership interest in SAC Holdings, except for minority investments made by RepWest and Oxford in a SAC Holdings-controlled limited partnership which holds Canadian self-storage properties. The Company received cash interest payments of $26.5 million and $26.6 million, from SAC Holdings during fiscal year 2004 and 2003. The notes receivable balance outstanding at March 31, 2004 and 2003 was, in the aggregate, $203.8 million and $394.6 million. The largest aggregate amount outstanding during the fiscal year ended March 31, 2004 was $403.5 million.

     Interest accrues on the outstanding principal balance of junior notes of SAC Holdings that the Company holds at a stated rate of basic interest. A fixed portion of that basic interest is paid on a monthly basis.

     Additional interest is paid on the same payment date based on the amount of remaining basic interest and of the cash flow generated by the underlying property. This amount is referred to as the “cash flow-based calculation.”

     To the extent that this cash flow-based calculation exceeds the amount of remaining basic interest, contingent interest is paid on the same monthly date as the fixed portion of basic interest. To the extent that the cash flow-based calculation is less than the amount of remaining basic interest, the additional interest payable on the applicable monthly date is limited to the amount of that cash flow-based calculation. In such a case, the excess of the remaining basic interest over the cash flow-based calculation is deferred and all amounts so deferred bear the stated rate of basic interest until maturity of the junior note. In addition, subject to certain contingencies, the junior notes provide that the holder of the note is entitled to receive 90% of the appreciation realized upon, among other things, the sale of such property by SAC Holdings.

     The Company currently manages the self-storage properties owned by SAC Holdings pursuant to a standard form of management agreement with each SAC Holdings subsidiary, under which the Company receives a management fee equal to 6% of the gross receipts. The Company received management fees of $12.9 million, and $12.3 million during fiscal year 2004 and 2003. This management fee is consistent with the fees received for other properties the Company manages for third parties.

     RepWest and Oxford currently hold a 46% limited partnership interest in Securespace Limited Partnership (“Securespace”), a Nevada limited partnership. A SAC Holdings subsidiary serves as the general partner of Securespace and owns a 1% interest. Another SAC Holdings subsidiary owns the remaining 53% limited partnership interest in Securespace. Securespace was formed by SAC Holdings to be the owner of various Canadian self-storage properties.

     During fiscal year 2004, the Company leased space for marketing company offices, vehicle repair shops and hitch installation centers owned by subsidiaries of SAC Holdings. Total lease payments pursuant to such leases were $2.6 million and $2.1 million during fiscal year 2004 and 2003. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

     At March 31, 2004, subsidiaries of SAC Holdings acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with subsidiaries of SAC Holdings are substantially identical to the terms of those with the Company’s other independent dealers. During fiscal 2004 and 2003, the Company paid subsidiaries of SAC Holdings $29.1 million and $27.7 million in commissions pursuant to such dealership contracts.

     SAC Holdings were established in order to acquire self-storage properties. These properties are being managed by the Company pursuant to management agreements. The sale of self-storage properties by the Company to SAC Holdings has in the past provided significant cash flows to the Company and the Company’s outstanding loans to SAC Holdings entitle the Company to participate in SAC Holdings’ excess cash flows (after senior debt service). However, in connection with SAC Holdings’ issuance of the New SAC Holdings Notes to AMERCO’s creditors in AMERCO’s Chapter 11

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

proceeding, certain SAC Holdings notes payable to the Company were eliminated thereby extinguishing the participation in certain SAC entity excess cash flows.

     Management believes that its sales of self-storage properties to SAC Holding over the past several years provided a unique structure for the Company to earn rental revenues from the SAC Holdings self-storage properties that the Company manages and to participate in SAC Holdings’ excess cash flows as described above.

     During fiscal 2004 AMERCO purchased $121,608 of refinishing supplies from Space Age Auto Paint Store Inc. E.J. Shoen, a major stock holder, officer and director of AMERCO, owns Space Age Auto Paint Store Inc.

     No real estate transactions with SAC Holdings that involve the Company or its subsidiaries are expected in the foreseeable future.

     Independent fleet owners own approximately 4% of all U-Haul rental trailers and 0.01% of certain other rental equipment. There are approximately 1,290 independent fleet owners, including certain officers, directors, employees and stockholders of AMERCO. Such AMERCO officers, directors, employees and stockholders owned less than 1% of all U-Haul rental trailers during the fiscal years 2004, 2003 and 2002, respectively. All rental equipment is operated under contract with U-Haul whereby U-Haul administers the operations and marketing of such equipment and in return receives a percentage of rental fees paid by customers. Based on the terms of various contracts, rental fees are distributed to U-Haul (for services as operators), to the fleet owners (including certain subsidiaries and related parties of U-Haul) and to Rental Dealers (including Company-operated U-Haul Centers).

     During the years ended 2004, 2003, and 2002, AMERCO purchased $0.0 million, $2.1 million and $3.2 million, respectively, of printing services from a company wherein an owner is related to a major stockholder, director and officer of AMERCO. The company ceased doing business with this entity on April 18, 2003.

     In February 1997, AMERCO, through its insurance subsidiaries, invested in the equity of Private Mini Storage Realty, L.P. (Private Mini), a Texas-based self-storage operator. RepWest invested $13.5 million and had a direct 30.6% interest an indirect 13.2% interest. Oxford invested $11 million and had a direct 24.9% interest and an indirect 10.8% interest. U-Haul is a 50% owner of Storage Realty L.L.C., which serves as the general partner and has a direct 1% interest in Private Mini. AMERCO does not maintain operating control of Private Mini and the minority holders have a substantial participation rights. During 1997, Private Mini secured a line of credit $225.0 million with a financing institution, which was subsequently reduced in accordance with its terms to $125.0 million in December 2001. Under the terms of this credit facility, AMERCO entered into a support party agreement with Private Mini whereby upon default or noncompliance with debt covenants by Private Mini, AMERCO assumes responsibility in fulfilling all obligations related to this credit facility.

     At March 31, 2003 AMERCO had become contingently liable under the terms of the support agreement for Private Mini. This guarantee is still in place at March 31, 2004. This resulted in increasing notes and loans payable by $55.0 million and increasing our investment in a receivable from Private Mini by $55.0 million. As of March 15, 2004 AMERCO paid $55.0 million as part of the bankruptcy settlement. Under the terms of FIN 45, the Company recognized a liability in the amount of $70.0 million, which is management’s estimate on the liability associated with the guarantee. This resulted in increasing other liabilities by $70.0 million and our receivable from Private Mini by $70.0 million.

     The receivable from Private Mini Storage Realty, L.P. represents amounts due the company from Private Mini Storage Realty, L.P. under a support agreement the Company entered to enhance the credit of Private Mini Storage, L.P. The company expects to fully recover these amounts.

     On June 30, 2003, RepWest and Oxford exchanged their respective interests in Private Mini for certain real property owned by certain SAC Holding’s entities. The exchanges were non-monetary and were recorded on the basis of the book values of the assets exchanged. Private Mini has been determined not to be a variable interest entity as defined by FIN 46R.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Related Party Receivables

	March 31,
	2004	2003
	(In thousands)
PMSR Guarantee	$70,000	$125,000
PMSR Receivables	55,000
PMSI Note	10,000	10,000
SAC Holdings & Oxford Note	5,039	—
SAC Holdings & UHI Note	123,661	—
SAC Holdings & UHI Interest	29,396	—
Securespace & Oxford Investment	5,675	—
Securespace & RepWest Investment	5,675	—

	$304,446	$135,000

     In February 2004, SAC Holding Corporation restructured the financing of three subsidiaries and then distributed its interest in those subsidiaries to its sole shareholder. This triggered a requirement to reassess the Company’s involvement with those subsidiaries, which led to a conclusion that the Company ceased to be the primary beneficiary of those three subsidiaries at that date. Also in February 2004, SAC Holding Corporation returned the sole shareholder’s original contribution of 184,000 shares of AMERCO common stock with an original cost basis of $3.2 million, which was treated as a distribution. In March 2004, SAC Holding Corporation restructured its financing, triggering a similar reassessment that led to a conclusion that the Company ceased to be the primary beneficiary of SAC Holding Corporation and its remaining subsidiaries. Accordingly, at the dates the Company ceased to be the primary beneficiary, it deconsolidated those entities. The deconsolidation was accounted for as a distribution of the Company’s interests to the sole shareholder of the SAC entities. The above distributions amounted to $47.5 million and are reflected in the Company’s Statement of Changes in Stockholders’ Equity for the year ended March 31, 2004.

     In prior years, U-Haul sold various properties to SAC Holding Corporation at prices in excess of U-Haul’s carrying values resulting in gains which U-Haul deferred and treated as additional paid-in capital. The transferred properties have historically been stated at the original cost basis as the gains were eliminated in consolidation. In March 2004, these deferred gains were recognized and treated as contributions from a related party in the amount of $111.0 million as a result of the deconsolidation of SAC Holding Corporation.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 20: Statutory Financial Information of Insurance Subsidiaries

     Applicable laws and regulations of the State of Arizona require Republic Western Insurance Company and Oxford Life Insurance Company to maintain minimum capital and surplus determined in accordance with statutory accounting principles. Audited statutory net income and statutory capital and surplus for the years-ended are listed below:

	December 31,
	2003	2002	2001
	(In thousands)
Rep West:
Audited statutory net income (loss)	$(17,051)	$4,130	$(36,615)
Audited statutory capital and surplus	69,122	65,365	151,604
NAFCIC:
Audited statutory net income (loss)	732	(346)	558
Audited statutory capital and surplus	4,001	3,825	4,173
Oxford:
Audited statutory net income (loss)	3,335	(11,565)	(1,289)
Audited statutory capital and surplus	64,034	39,084	77,956
CFLIC:
Audited statutory net income (loss)	4,057	3,195	3,552
Audited statutory capital and surplus	22,545	17,181	20,015
NAI:
Audited statutory net income (loss)	3,067	3,064	(684)
Audited statutory capital and surplus	12,489	9,474	11,575

     The amount of dividends that can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. At December 31, 2003, Oxford cannot distribute any of their statutory surplus as dividends without regulatory approval. At December 31, 2003, RepWest had $6.9 million of statutory surplus available for distribution. However, as discussed elsewhere, as a result of the Order of Supervision issued by the Department of Insurance, State of Arizona, RepWest must obtain approval from the Department of Insurance prior to any dividend payments to AMERCO.

     Audited statutory net income (loss) for RepWest for the years ended December 31, 2003, 2002 and 2001 was $(17.1) million, $4.1 million and $(36.6 million), respectively; audited statutory capital and surplus was $69.1 million and $65.4 million at December 31, 2003 and 2002, respectively. Audited statutory net income (loss) for NAFCIC for the years ended December 31, 2003, 2002 and 2001 was $732,000, $(346,000) and $558,000, respectively; audited statutory capital and surplus was $4.0 million and $3.8 million at December 31, 2003 and 2002, respectively.

     On May 20, 2003, RepWest consented to an Order for Supervision issued by the Arizona Department of Insurance (“DOI”). The DOI determined that RepWest’s level of risk based capital (“RBC”) allowed for regulatory control. Pursuant to this order and Arizona law, during the period of supervision, RepWest may not engage in certain activities without the prior approval of the DOI.

     If RepWest fails to satisfy the requirements to abate the DOI’s concerns, the DOI may take further action, including, but not limited to, commencing a conservatorship.

     Audited statutory net income (loss) for Oxford for the years ended December 31, 2003, 2002 and 2001 was $3.3 million, $(11.6 million) and $(1.3 million), respectively; audited statutory capital and surplus was $64.0 million and $39.1 million at December 31, 2003 and 2002, respectively. Audited statutory net income for CFLIC for the years ended December 31, 2003, 2002 and 2001 was $4.1 million, $3.2 million and $3.6 million, respectively; audited statutory capital and surplus was $22.5 million and $17.2 million at December 31, 2003 and 2002, respectively. Audited statutory net income (loss) for NAI for the years ended December 31, 2003, 2002 and 2001 was $3.1 million, $3.1 million and $(0.7) million, respectively; audited statutory capital and surplus was $12.5 million and $9.5 million at December 31, 2003 and 2002, respectively.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 21: Financial Information by Geographic Area

     Financial information by geographic area for fiscal year 2004 is as follows:

Year Ended	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $’s)
March 31, 2004
Total revenues	$2,101,332	$66,163	$2,167,495
Depreciation / amortization, net	180,538	7,358	187,896
Interest expense / (benefit)	118,310	3,380	121,690
Pretax earnings	(1,166)	6,391	5,225
Income tax expense / (benefit)	6,963	1,114	8,077
Identifiable assets	$3,309,268	$66,337	$3,375,605

     Financial information by geographic area for fiscal year 2003 is as follows:

Year Ended	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $’s)
March 31, 2003
Total revenues	$2,077,333	$55,054	$2,132,387
Depreciation / amortization, net	169,799	5,466	175,265
Interest expense / (benefit)	146,144	1,987	148,131
Pretax earnings / (loss)	(45,628)	6,707	(38,921)
Income tax expense / (benefit)	(14,775)	840	(13,935)
Identifiable assets	$3,700,444	$131,928	$3,832,372

     Financial information by geographic area for fiscal year 2002 is as follows:

Year Ended	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $’s)
March 31, 2002
Total revenues	$2,141,229	$52,350	$2,193,579
Depreciation / amortization, net	138,401	5,230	143,631
Interest expense / (benefit)	107,370	2,095	109,465
Pretax earnings / (loss)	(74,828)	7,497	(67,331)
Income tax expense / (benefit)	(20,814)	923	(19,891)
Identifiable assets	$3,615,108	$117,209	$3,732,317

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 21A: Consolidating Financial Information by Industry Segment

     AMERCO has three industry segments represented by moving and storage operations (U-Haul and Real Estate), property and casualty insurance and life insurance. SAC Holdings is part of the moving and storage industry segment, but is not a part of the Obligated Group. Management tracks revenues separately, but does not report any separate measure of the profitability for rental vehicles, rentals or self-storage spaces and sales of products that are required to be classified as a separate operating segment and accordingly does not present these as separate operating segments. Deferred income taxes are shown as liabilities on the consolidating statements.

     The notes of the Company are fully and unconditionally guaranteed, jointly and severally, by all of AMERCO’s legal subsidiaries, except for our insurance company subsidiaries and except for SAC Holdings on a consolidated basis. Footnote 21A includes condensed consolidating financial information which presents the condensed consolidating balance sheets as of March 31, 2004 and 2003 and the related condensed consolidating statements of earnings and condensed consolidating cash flow statements for the year ended March 31, 2004, 2003, and 2002 for:

     (a) AMERCO;

     (b) the guarantor subsidiaries (comprised by U-Haul and Amerco Real Estate Company and each of their respective subsidiaries);

     (c) the nonguarantor subsidiaries (comprised of Oxford and RepWest and each of their respective subsidiaries); and

     (d) SAC Holdings.

     The information includes elimination entries necessary to consolidate AMERCO, the parent, with the guarantor and nonguarantor subsidiaries.

     Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor and nonguarantor subsidiaries are presented on a combined basis.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21A: Financial Information by Consolidating Industry Segment:

     Consolidating balance sheets by industry segment as of March 31, 2004 are as follows:

	Obligated Group
						Obligated
			Real			Grp
	AMERCO	U-Haul	Estate	Elim		Cons
	(In thousands)
Assets:
Cash and cash equivalents	$—	$64,717	$661	$—		$65,378
Trade receivables, net	—	13,404	14,856	—		28,260
Notes and mortgage receivables, net	—	2,973	1,564	—		4,537
Inventories, net	—	51,922	—	—		51,922
Prepaid expenses	81	12,947	2	—		13,030
Investments, fixed maturities	—	—	—	—		—
Investments, other	—	—	—	—		—
Deferred policy acquisition costs, net	—	—	—	—		—
Other assets	26,001	26,762	2,989	—		55,752
Related party assets	531,458	397,406	13,300	(551,450	)(d)	390,714

	557,540	570,131	33,372	(551,450)		609,593
Investment in Subsidiaries	1,137,579	—	—	(847,545	)(c)	290,034
Investment in SAC Holding II	(12,427)	—	—	—		(12,427)

Total investment in subsidiaries	1,125,152	—	—	(847,545)		277,607
Property, plant, and equipment, at cost:
Land	—	20,923	137,671	—		158,594
Buildings and improvements	—	271,223	603,762	—		874,985
Furniture and equipment	413	274,600	18,102	—		293,115
Rental trailers and other rental equipment	—	159,586	—	—		159,586
Rental trucks	—	1,219,002	—	—		1,219,002
SAC Holdings — Property, plant and equipment	—	—	—	—		—

	413	1,945,334	759,535	—		2,705,282
Less: Accumulated depreciation	(353)	(1,069,605)	(265,279)	—		(1,335,237)

Total property, plant and equipment	60	875,729	494,256	—		1,370,045

Total Assets	$1,682,752	$1,445,860	$527,628	$(1,398,995)		$2,257,245

[Additional columns below]

[Continued from above table, first column(s) repeated]

	AMERCO Legal Group				AMERCO as Consolidated
	Property					SAC
	and					Moving
	Casualty	Life				and
	Insurance	Insurance			AMERCO	Storage			Total
	(a)	(a)	Elim		Consolidated	Operations	Elim		Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$—	$15,168	$—		$80,546	$1,011	$—		$81,557
Trade receivables, net	223,747	16,379	—		268,386	—	—		268,386
Notes and mortgage receivables, net	—	—	—		4,537	—	—		4,537
Inventories, net	—	—	—		51,922	880	—		52,802
Prepaid expenses	—	—	—		13,030	142	—		13,172
Investments, fixed maturities	148,903	560,450	—		709,353	—	—		709,353
Investments, other	143,163	204,374	—		347,537	—	—		347,537
Deferred policy acquisition costs, net	3,843	73,096	—		76,939	—	—		76,939
Other assets	3,686	1,000	—		60,438	4,633	—		65,071
Related party assets	104,543	50,187	(155,341	)(d)	390,103	—	(85,657	)(d)	304,446

	627,885	920,654	(155,341)		2,002,791	6,666	(85,657)		1,923,800
Investment in Subsidiaries	—	—	(290,034	)(c)	—	—	—		—
Investment in SAC Holding II	—	—	—		(12,427)	—	12,427	(c)	—

Total investment in subsidiaries	—	—	(290,034)		(12,427)	—	12,427		—
Property, plant, and equipment, at cost:
Land	—	—	—		158,594	—	—		158,594
Buildings and improvements	—	—	—		874,985	—	—		874,985
Furniture and equipment	—	—	—		293,115	—	—		293,115
Rental trailers and other rental equipment	—	—	—		159,586	—	—		159,586
Rental trucks	—	—	—		1,219,002	—	—		1,219,002
SAC Holding II— Property, plant and equipment(b)	—	—	—		—	152,575	(74,212	)(e)	78,363

	—	—	—		2,705,282	152,575	(74,212)		2,783,645
Less: Accumulated depreciation	—	—	—		(1,335,237)	(5,147)	8,544	(e)	(1,331,840)

Total property, plant and equipment	—	—	—		1,370,045	147,428	(65,668)		1,451,805

Total Assets	$627,885	$920,654	$(445,375)		$3,360,409	$154,094	$(138,898)		$3,375,605

(a)	Balances for the year ended December 31, 2003
(b)	Included in this caption is land of $57,123, buildings and improvements of $95,326, and furniture and equipment of $126
(c)	Eliminate investment in subsidiaries
(d)	Eliminate intercompany receivables and payables
(e)	Eliminate gain on sale of surplus property from U-Haul to SAC

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21A: Financial Information by Consolidating Industry Segment:

     Consolidating balance sheets by industry segment as of March 31, 2004 are as follows:

	Obligated Group
						Obligated
			Real			Grp
	AMERCO	U-Haul	Estate	Elim		Cons
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$80,775	$276,784	$2,619	$—		$360,178
Capital leases	—	99,609	—	—		99,609
AMERCO’s notes and loans payable	884,193	17,892	3	—		902,088
SAC Holding notes and loans payable, non-recourse to AMERCO	—	—	—	—		—
Policy benefits and losses, claims and loss expenses payable	—	206,595	—	—		206,595
Liabilities from investment contracts	—	—	—	—		—
Other policyholders’ funds and liabilities	—	—	—	—		—
Deferred income	—	21,278	36	—		21,314
Deferred income taxes	163,652	222,188	94,914	(355,399	)(c)	125,355
Other liabilities	—	—	196,051	(196,051	)(c)	—

Total liabilities	1,128,620	844,346	293,623	(551,450)		1,715,139
Minority Interest	—	—	—	—		—
Stockholders’ equity:
Series preferred stock:
Series A preferred stock	—	—	—	—		—
Series B preferred stock	—	—	—	—		—
Series A common stock	1,416	—	—	—		1,416
Common Stock	9,081	540	1	(541	)(b)	9,081
Additional paid in-capital	395,803	121,230	147,481	(268,711	)(b)	395,803
Additional paid-in-capital — SAC	—	—	—	—		—
Accumulated other comprehensive (loss)	(21,446)	(34,913)	—	34,913	(b)	(21,446)
Accumulated other comprehensive income/(loss) — SAC Holding II	—	—	—	—		—
Retained earnings	587,370	526,683	86,523	(613,206	)(b)	587,370
Cost of common shares in treasury, net	(418,092)	—	—	—		(418,092)
Unearned employee stock ownership plan shares	—	(12,026)	—	—		(12,026)

Total stockholders’ equity	554,132	601,514	234,005	(847,545)		542,106

Total liabilities and stockholders’ equity	$1,682,752	$1,445,860	$527,628	$(1,398,995)		$2,257,245

[Additional columns below]

[Continued from above table, first column(s) repeated]

	AMERCO Legal Group				AMERCO as Consolidated
	Property					SAC
	and					Moving
	Casualty	Life				and
	Insurance	Insurance			AMERCO	Storage			Total
	(a)	(a)	Elim		Consolidated	Operations	Elim		Consolidated
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	734	5,522	(90,972	)(c)	275,462	15,703	(10,569	)(c)	280,596
Capital leases	—	—	—		99,609	—	—		99,609
AMERCO’s notes and loans payable	—	—	(21,569	)(c)	880,519	—	—		880,519
SAC Holding II notes and loans payable, non-recourse to AMERCO	—	—	—		—	153,725	(75,088	)(c)	78,637
Policy benefits and losses, claims and loss expenses payable	436,593	177,550	(7,000	)(c)	813,738	—	—		813,738
Liabilities from investment contracts	—	574,745	—		574,745	—	—		574,745
Other policyholders’ funds and liabilities	18,369	10,363	—		28,732	—	—		28,732
Deferred income	15,229	14,279	—		50,822	561	—		51,383
Deferred income taxes	(12,080)	5,953	(24,552	)(c)	94,676	(3,468)	(27,408	)(c)	63,800
Other liabilities	—	11,248	(11,248	)(c)	—	—	—		—

Total liabilities	458,845	799,660	(155,341)		2,818,303	166,521	(113,065)		2,871,759
Minority Interest	—	—	—		—	—	—		—
Stockholders’ equity:
Series preferred stock:
Series A preferred stock	—	—	—		—	—	—		—
Series B preferred stock	—	—	—		—	—	—		—
Series A common stock	—	—	—		1,416	—	—		1,416
Common Stock	3,300	2,500	(5,800	)(b)	9,081	—	—		9,081
Additional paid in-capital	70,023	16,435	(86,458	)(b)	395,803	—	(46,071	)(b)	349,732
Additional paid-in-capital — SAC	—	—	—		—	—	—		—
Accumulated other comprehensive (loss)	6,975	7,299	(14,274	)(b)	(21,446)	—	—		(21,446)
Accumulated other comprehensive income/(loss) — SAC Holdings	—	—	—		—	—	—		—
Retained earnings	88,742	94,760	(183,502	)(b)	587,370	(12,427)	20,238	(b)	595,181
Cost of common shares in treasury, net	—	—	—		(418,092)	—	—		(418,092)
Unearned employee stock ownership plan shares	—	—	—		(12,026)	—	—		(12,026)

Total stockholders’ equity	169,040	120,994	(290,034)		542,106	(12,427)	(25,833)		503,846

Total liabilities and stockholders’ equity	627,885	920,654	(445,375)		3,360,409	154,094	(138,898)		3,375,605

(a)	Balances for the year ended December 31, 2003

(b)	Eliminate investment in subsidiaries

(c)	Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21A: Financial Information by Consolidating Industry Segment — Continued:

     Consolidating balance sheets by industry segment as of March 31, 2003 are as follows:

	Obligated Group
						Obligated
			Real			Grp
	AMERCO	U-Haul	Estate	Elim		Cons
	(In thousands)
Assets:
Cash and cash equivalents	$18,524	$30,046	$174	$—		$48,744
Trade receivables, net	—	14,690	12,823	—		27,513
Notes and mortgage receivables, net	—	5,985	2,324	—		8,309
Inventories, net	—	49,229	4	—		49,233
Prepaid expenses	87	20,937	11	—		21,035
Investments, fixed maturities	—	—	—	—		—
Investments, other	—	811	—	—		811
Deferred policy acquisition costs, net	—	—	—	—		—
Other assets	12,429	17,370	3,991			33,790
Related party assets	594,455	359,930	221,315	(603,910	)(d)	571,790

	625,495	498,998	240,642	(603,910)		761,225
Investment in subsidiaries	1,037,756	—	—	(727,559	)(c)	310,197
Investment in SAC	(41,938)	—	—	—		(41,938)

Total investment in subsidiaries	995,818	—	—	(727,559)		268,259
Property, plant, and equipment, at cost:
Land	—	18,849	139,138	—		157,987
Buildings and improvements	—	145,177	602,676	—		747,853
Furniture and equipment	459	272,884	18,040	—		291,383
Rental trailers and other rental equipment	—	149,707	—	—		149,707
Rental trucks	—	1,140,294	—	—		1,140,294
SAC Holdings — Property, plant and equipment	—	—	—	—		—

	459	1,726,911	759,854	—		2,487,224
Less: Accumulated depreciation	(315)	(990,412)	(254,409)	—		(1,245,136)

Total property, plant and equipment	144	736,499	505,445	—		1,242,088

Total assets	$1,621,457	$1,235,497	$746,087	$(1,331,469)		$2,271,572

[Additional columns below]

[Continued from above table, first column(s) repeated]

	AMERCO Legal Group				AMERCO as Consolidated
	Property					SAC
	and					Moving
	Casualty	Life				and
	Insurance	Insurance			AMERCO	Storage			Total
	(a)	(a)	Elim		Consolidated	Operations	Elim		Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$4,108	$9,320	$—		$62,172	$4,662	$—		$66,834
Trade receivables, net	224,427	23,062	—		275,002	—	—		275,002
Notes and mortgage receivables, net	—	—	—		8,309	—	—		8,309
Inventories, net	—	—	—		49,233	4,037	—		53,270
Prepaid expenses	—	—	—		21,035	811	—		21,846
Investments, fixed maturities	253,871	606,729	—		860,600	—	—		860,600
Investments, other	97,782	165,659	—		264,252	—	—		264,252
Deferred policy acquisition costs, net	13,206	91,894	—		105,100	—	—		105,100
Other assets	3,884	1,291	—		38,965	24,635	—		63,600
Related party assets	107,366	66,420	(165,481	)(d)	580,095	—	(445,095	)(d)	135,000

	704,644	964,375	(165,481)		2,264,763	34,145	(445,095)		1,853,813
Investment in subsidiaries	—	—	(310,197	)(c)	—	—	—		—
Investment in SAC Holdings	—	—	—		(41,938)	—	41,938	(c)	—

Total investment in subsidiaries	—	—	(310,197)		(41,938)	—	41,938		—
Property, plant, and equipment, at cost:
Land	—	—	—		157,987	—	—		157,987
Buildings and improvements	—	—	—		747,853	—	—		747,853
Furniture and equipment	—	—	—		291,383	—	—		291,383
Rental trailers and other rental equipment	—	—	—		149,707	—	—		149,707
Rental trucks	—	—	—		1,140,294	—	—		1,140,294
SAC Holdings — Property, plant and equipment(b)	—	—	—		—	1,015,563	(258,271	)(e)	757,292

	—	—	—		2,487,224	1,015,563	(258,271)		3,244,516
Less: Accumulated depreciation	—	—	—		(1,245,136)	(59,679)	6,616	(e)	(1,298,199)

Total property, plant and equipment	—	—	—		1,242,088	955,884	(251,655)		1,946,317

Total assets	$704,644	$964,375	$(475,678)		$3,464,913	$990,029	$(654,812)		$3,800,130

(a)	Balances for the year ended December 31, 2002

(b)	Included in this caption is land of $273,470, buildings and improvements of $739,534, and furniture and equipment of $2,559

(c)	Eliminate investment in subsidiaries

(d)	Eliminate intercompany receivable and payables

(e)	Eliminate gain on sale of surplus property from U-Haul to SAC

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21A: Financial Information by Consolidating Industry Segment — Continued:

     Consolidating balance sheets by industry segment as of March 31, 2003 are as follows:

	Obligated Group
						Obligated
			Real			Grp
	AMERCO	U-Haul	Estate	Elim		Cons
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$139,496	$290,100	$7,892	$34,066	(c)	$471,554
Capital leases	—	14,793	—	—		14,793
AMERCO’s notes and loans payable	861,158	16,900	101,505	—		979,563
SAC Holdings’ notes and loans payable, non-recourse to AMERCO	—	—	—	—		—
Policy benefits and losses, claims and loss expenses payable	—	168,666	—	—		168,666
Liabilities from investment contracts	—	—	—	—		—
Other policyholders’ funds and liabilities	—	—	—	—		—
Deferred income	2,863	30,943	1,011	—		34,817
Deferred income taxes	120,446	214,715	94,914	(312,193	)(c)	117,882
Other liabilities	—	—	325,783	(325,783	)(c)	—

Total liabilities	1,123,963	736,117	531,105	(603,910)		1,787,275
Minority interest	—	—	—	—		—
Stockholders’ equity:
Series preferred stock:
Series A preferred stock	—	—	—	—		—
Series B preferred stock	—	—	—	—		—
Series A common stock	1,416	—	—	—		1,416
Common stock	9,081	540	1	(541	)(b)	9,081
Additional paid in-capital	396,116	121,230	147,481	(268,711	)(b)	396,116
Additional paid-in-capital — SAC	3,199	—	—	—		3,199
Accumulated other comprehensive (loss)	(54,278)	(39,849)	—	39,849	(b)	(54,278)
Accumulated other comprehensive income/(loss) - SAC Holdings	(1,487)	—	—	—		(1,487)
Retained earnings	561,606	430,656	67,500	(498,156	)(b)	561,606
Cost of common shares in treasury, net	(418,179)	—	—	—		(418,179)
Unearned employee stock ownership plan shares	20	(13,197)	—	—		(13,177)

Total stockholders’ equity	497,494	499,380	214,982	(727,559)		484,297

Total liabilities and stockholders’ equity	$1,621,457	$1,235,497	$746,087	$(1,331,469)		$2,271,572

[Additional columns below]

[Continued from above table, first column(s) repeated]

	AMERCO Legal Group				AMERCO as Consolidated
	Property					SAC
	and					Moving
	Casualty	Life				and
	Insurance	Insurance			AMERCO	Storage			Total
	(a)	(a)	Elim		Consolidated	Operations	Elim		Consolidated
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$—	$570	$(73,801	)(c)	$398,323	$48,033	$(32,633	)(c)	$413,723
Capital leases	—	—	—		14,793	122,238	—		137,031
AMERCO’s notes and loans payable	—	—	(39,500	)(c)	940,063	—	—		940,063
SAC Holdings’ notes and loans payable, non-recourse to AMERCO	—	—	—		—	860,952	(394,171	)(c)	466,781
Policy benefits and losses, claims and loss expenses payable	485,383	182,583	—		836,632	—	—		836,632
Liabilities from investment contracts	—	639,998	—		639,998	—	—		639,998
Other policyholders’ funds and liabilities	20,164	10,145	—		30,309	—	—		30,309
Deferred income	—	—	—		34,817	12,033	(6,463	)(c)	40,387
Deferred income taxes	—	8,664	(40,865	)(c)	85,681	(19,918)	(98,005	)(c)	(32,242)
Other liabilities	—	11,315	(11,315	)(c)	—	—	—		—

Total liabilities	505,547	853,275	(165,481)		2,980,616	1,023,338	(531,272)		3,472,682
Minority interest	—	—	—		—	11,828	(11,828)		—
Stockholders’ equity:
Series preferred stock:
Series A preferred stock	—	—	—		—	—	—		—
Series B preferred stock	—	—	—		—	—	—		—
Series A common stock	—	—	—		1,416	—	—		1,416
Common stock	3,300	2,500	(5,800	)(b)	9,081	—	—		9,081
Additional paid in-capital	70,023	16,435	(86,458	)(b)	396,116	—	(160,266	)(b)	235,850
Additional paid-in-capital — SAC	—	—	—		3,199	3,199	(3,199	)(b)	3,199
Accumulated other comprehensive (loss)	13,589	4,166	(17,755	)(b)	(54,278)	—	—		(54,278)
Accumulated other comprehensive income/(loss) - SAC Holdings	—	—	—		(1,487)	(1,487)	1,487	(b)	(1,487)
Retained earnings	112,185	87,999	(200,184	)(b)	561,606	(43,650)	50,266	(b)	568,222
Cost of common shares in treasury, net	—	—	—		(418,179)	(3,199)	—		(421,378)
Unearned employee stock ownership plan shares	—	—	—		(13,177)	—	—		(13,177)

Total stockholders’ equity	199,097	111,100	(310,197)		484,297	(45,137)	(111,712)		327,448

Total liabilities and stockholders’ equity	$704,644	$964,375	$(475,678)		$3,464,913	$990,029	$(654,812)		$3,800,130

(a)	Balances for the year ended December 31, 2002

(b)	Eliminate investment in subsidiaries

(c)	Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21A: Financial Information by Consolidating Industry Segment — Continued:

     Consolidating income statements by industry segment for period ending March 31, 2004 are as follows

	Obligated Group
						Obligated
			Real			Grp
	AMERCO	U-Haul	Estate	Elim		Cons
	(In thousands)
Revenues:
Rental revenue	$—	$1,548,408	$59,754	$(61,159	)(b)	$1,547,003
Net sales	—	181,799	61	—		181,860
Premiums	—	—	—	—		—
Net investment and interest income	866	21,504	16,089	—		38,459

Total revenues	866	1,751,711	75,904	(61,159)		1,767,322
Costs and expenses:
Operating expenses	35,530	1,062,695	8,063	(61,159	)(b)	1,045,129
Commission expenses	—	176,165	—	—		176,165
Cost of sales	—	87,430	26	—		87,456
Benefits and losses	—	—	—	—		—
Amortization of deferred policy acquisition costs	—	—	—	—		—
Lease expense	786	159,869	2,653	—		163,308
Depreciation, net	39	125,093	4,209	—		129,341
Restructuring expenses	44,097	—	—	—		44,097

Total costs and expenses	80,452	1,611,252	14,951	(61,159)		1,645,496
Equity in earnings of AREC, UHI, RW & OLIC	98,368	—	—	(115,050	)(f)	(16,682)
Equity in earnings of SAC	(11,551)	—	—	—		(11,551)

Total — equity earnings in subsidiaries	86,817	—	—	(115,050)		(28,233)
Earnings (losses) from operations	7,231	140,459	60,953	(115,050)		93,593
Interest expense	56,968	(8,560)	29,154	—		77,562

Pretax earnings (loss)	(49,737)	149,019	31,799	(115,050)		16,031
Income tax benefit (expense)	45,690	(52,992)	(12,776)	—		(20,078)

Net earnings (loss)	(4,047)	96,027	19,023	(115,050)		(4,047)
Less: Preferred stock dividends	(12,963)	—	—	—		(12,963)

Earnings (loss) available to common shareholders	$(17,010)	$96,027	$19,023	$(115,050)		$(17,010)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	AMERCO Legal Group				AMERCO as Consolidated
	Property					SAC
	and					Moving
	Casualty	Life				and
	Insurance	Insurance			AMERCO	Storage			Total
	(a)	(a)	Elim		Consolidated	Operations	Elim		Consolidated
	(In thousands)
Revenues:
Rental revenue	$—	$—	$(2,521	)(b)	$1,544,482	$168,378	$(57,289	)(b)	$1,655,571
Net sales	—	—	—		181,860	50,577	—		232,437
Premiums	93,242	147,753	(3,877	)(c)	237,118	—	—		237,118
Net investment and interest income	21,699	19,046	—		79,204	—	(36,835)		42,369

Total revenues	114,941	166,799	(6,398)		2,042,664	218,955	(94,124)		2,167,495
Costs and expenses:
Operating expenses	27,403	27,098	(6,398	)(b)(c)	1,093,232	108,412	(25,553	)(b)(c)	1,176,091
Commission expenses	—	—	—		176,165	—	(29,155)		147,010
Cost of sales	—	—	—		87,456	24,450	—		111,906
Benefits and losses	109,362	103,491	—		212,853	—	—		212,853
Amortization of deferred policy acquisition costs	14,126	24,957	—		39,083	—	—		39,083
Lease expense	—	—	—		163,308	—	(2,581	)(b)	160,727
Depreciation, net	—	—	—		129,341	21,400	(1,928	)(e)	148,813
Restructuring expenses	—	—	—		44,097	—	—		44,097

Total costs and expenses	150,891	155,546	(6,398)		1,945,535	154,262	(59,217)		2,040,580
Equity in earnings of AREC, UHI, RW & OLIC	—	—	16,682	(f)	—	—	—		—
Equity in earnings of SAC	—	—	—		(11,551)	—	11,551	(f)	—

Total — equity earnings in subsidiaries	—	—	16,682		(11,551)	—	11,551		—
Earnings (losses) from operations	(35,950)	11,253	16,682		85,578	64,693	(23,356)		126,915
Interest expense	—	—	—		77,562	80,963	(36,835	)(d)	121,690

Pretax earnings (loss)	(35,950)	11,253	16,682		8,016	(16,270)	13,479		5,225
Income tax benefit (expense)	12,508	(4,493)	—		(12,063)	4,719	(733)		(8,077)

Net earnings (loss)	(23,442)	6,760	16,682		(4,047)	(11,551)	12,746		(2,852)
Less: Preferred stock dividends	—	—	—		(12,963)	—	—		(12,963)

Earnings (loss) available to common shareholders	$(23,442)	$6,760	$16,682		$(17,010)	$(11,551)	$12,746		$(15,815)

(a)	Balances for the year ended December 31, 2003

(b)	Eliminate intercompany lease income

(c)	Eliminate intercompany premiums

(d)	Eliminate intercompany interest on debt

(e)	Eliminate gain on sale of surplus property from U-Haul to SAC

(f)	Eliminate equity earnings of subsidiaries

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21A: Financial Information by Consolidating Industry Segment — Continued:

     Consolidating income statements by industry segment for period ending March 31, 2003 are as follows

	Obligated Group
						Obligated
			Real			Grp
	AMERCO	U-Haul	Estate	Elim		Cons
	(In thousands)
Revenues:
Rental revenue	$—	$1,433,442	$59,162	$(60,116	)(b)	$1,432,488
Net sales	—	174,065	56	—		174,121
Premiums	—	—	—	—		—
Net investment and interest income	1,195	29,358	10,695	—		41,248

Total revenues	1,195	1,636,865	69,913	(60,116)		1,647,857
Costs and expenses:
Operating expenses	36,934	1,029,774	8,041	(60,116	)(b)	1,014,633
Commission expenses	—	164,508	—	—		164,508
Cost of sales	—	93,735	21	—		93,756
Benefits and losses	—	—	—	—		—
Amortization of deferred policy acquisition costs	—	—	—	—		—
Lease expense	927	165,020	640	—		166,587
Depreciation, net	15	112,815	5,169	—		117,999
Restructuring expenses	6,568	—	—	—		6,568

Total costs and expenses	44,444	1,565,852	13,871	(60,116)		1,564,051
Equity in earnings of AREC, UHI, RW & OLIC	52,951	—	—	(59,199	)(e)	(6,248)
Equity in earnings of SAC Holdings	(8,697)	—	—	—		(8,697)

Total — equity earnings in subsidiaries	44,254	—	—	(59,199)		(14,945)
Earnings (losses) from operations	1,005	71,013	56,042	(59,199)		68,861
Interest expense	42,713	9,991	23,652	—		76,356
Fees on early termination of BBATS	26,500	—	—	—		26,500

Pretax earnings (loss)	(68,208)	61,022	32,390	(59,199)		(33,995)
Income tax benefit (expense)	41,296	(21,211)	(13,002)	—		7,083

Net earnings (loss)	(26,912)	39,811	19,388	(59,199)		(26,912)
Less: Preferred stock dividends	(12,963)	—	—	—		(12,963)

Earnings (loss) available to common shareholders	$(39,875)	$39,811	$19,388	$(59,199)		$(39,875)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	AMERCO Legal Group			AMERCO as Consolidated
	Property				SAC
	and				Moving
	Casualty	Life			and
	Insurance	Insurance		AMERCO	Storage			Total
	(a)	(a)	Elim	Consolidated	Operations	Elim		Consolidated
	(In thousands)
Revenues:
Rental revenue	$—	$—	$—	$1,432,488	$168,027	$(40,510	)(b)	$1,560,005
Net sales	—	—	—	174,121	48,768	—		222,889
Premiums	152,618	161,398	—	314,016	—	—		314,016
Net investment and interest income	22,318	13,891	(6,091)	71,366	—	(35,889)		35,477

Total revenues	174,936	175,289	(6,091)	1,991,991	216,795	(76,399)		2,132,387
Costs and expenses:
Operating expenses	36,958	40,549	(6,091)	1,086,049	105,287	(12,342)		1,178,994
Commission expenses	—	—	—	164,508	—	(27,681)		136,827
Cost of sales	—	—	—	93,756	21,359	—		115,115
Benefits and losses	128,680	115,628	—	244,308	—	—		244,308
Amortization of deferred policy acquisition costs	17,281	20,538	—	37,819	—	—		37,819
Lease expense	—	—	—	166,587	—	(487	)(b)	166,100
Depreciation, net	—	—	—	117,999	21,373	(1,926	)(d)	137,446
Restructuring expenses	—	—	—	6,568	—	—		6,568

Total costs and expenses	182,919	176,715	(6,091)	1,917,594	148,019	(42,436)		2,023,177
Equity in earnings of AREC, UHI, RW & OLIC	—	—	6,248 (e)	—	—	—		—
Equity in earnings of SAC Holdings	—	—	—	(8,697)	—	8,697	(e)	—

Total — equity earnings in subsidiaries	—	—	6,248	(8,697)	—	8,697		—
Earnings (losses) from operations	(7,983)	(1,426)	6,248	65,700	68,776	(25,266)		109,210
Interest expense	—	—	—	76,356	81,164	(35,889	)(c)	121,631
Fees on early termination of BBATS	—	—	—	26,500	—	—		26,500

Pretax earnings (loss)	(7,983)	(1,426)	6,248	(37,156)	(12,388)	10,623		(38,921)
Income tax benefit (expense)	2,612	549	—	10,244	3,691	—		13,935

Net earnings (loss)	(5,371)	(877)	6,248	(26,912)	(8,697)	10,623		(24,986)
Less: Preferred stock dividends	—	—	—	(12,963)	—	—		(12,963)

Earnings (loss) available to common shareholders	$(5,371)	$(877)	$6,248	$(39,875)	$(8,697)	$10,623		$(37,949)

(a)	Balances for the year ended December 31, 2002

(b)	Eliminate intercompany lease income

(c)	Eliminate intercompany interest on debt

(d)	Eliminate gain on sale of surplus property from U-Haul to SAC

(e)	Eliminate equity earnings of subsidiaries

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21A: Financial Information by Consolidating Industry Segment — Continued:

     Consolidating income statements by industry segment for period ending March 31, 2002 are as follows

	Obligated Group
						Obligated
			Real			Grp
	AMERCO	U-Haul	Estate	Elim		Cons
	(In thousands)
Revenues:
Rental revenue	$—	$1,425,685	$68,245	$(64,325	)(b)	$1,429,605
Net sales	—	198,312	55	—		198,367
Premiums	—	—	—	—		—
Net investment and interest income	873	22,686	8,321	—		31,880

Total revenues	873	1,646,683	76,621	(64,325)		1,659,852
Costs and expenses:
Operating expenses	8,945	1,088,390	6,147	(64,325	)(b)	1,039,157
Restructuring expenses Commission expenses	—	153,465	—	—		153,465
Cost of sales	—	110,449	24	—		110,473
Benefits and losses	—	—	—	—		—
Amortization of deferred policy acquisition costs	—	—	—	—		—
Lease expense	918	171,656	632	—		173,206
Depreciation, net	(500)	92,351	(2,039)	—		89,812

Total costs and expenses	9,363	1,616,311	4,764	(64,325)		1,566,113
Equity in earnings of AREC, UHI, RW & OLIC	(10,495)	—	—	(35,036	)(f)	(45,531)
Equity in earnings of SAC	(14,025)	—	—	—		(14,025)

Total — equity earnings in subsidiaries	(24,520)	—	—	(35,036)		(59,556)
Earnings (losses) from operations	(33,010)	30,372	71,857	(35,036)		34,183
Interest expense	30,773	11,675	34,299	—		76,747

Pretax earnings (loss)	(63,783)	18,697	37,558	(35,036)		(42,564)
Income tax benefit (expense)	14,417	(6,117)	(15,102)	—		(6,802)

Net earnings (loss)	(49,366)	12,580	22,456	(35,036)		(49,366)
Less: Preferred stock dividends	(12,963)	—	—	—		(12,963)

Earnings (loss) available to common shareholders	$(62,329)	$12,580	$22,456	$(35,036)		$(62,329)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	AMERCO Legal Group				AMERCO as Consolidated
	Property					SAC
	and					Moving
	Casualty	Life				and
	Insurance	Insurance			AMERCO	Storage			Total
	(a)	(a)	Elim		Consolidated	Operations	Elim		Consolidated
	(In thousands)
Revenues:
Rental revenue	$—	$—	$—		$1,429,605	$112,747	$(30,102	)(b)	$1,512,250
Net sales	—	—	—		198,367	24,449	—		222,816
Premiums	261,975	159,380	(10,185	)(c)	411,170	—	—		411,170
Net investment and interest income	20,651	23,175	—		75,706	—	(28,363)		47,343

Total revenues	282,626	182,555	(10,185)		2,114,848	137,196	(58,465)		2,193,579
Costs and expenses:
Operating expenses	77,210	37,473	(10,185	)(c)	1,143,655	68,223	(7,948	)(b)	1,203,930
Restructuring expenses Commission expenses	—	—	—		153,465	—	(13,023)		140,442
Cost of sales	—	—	—		110,473	12,221	—		122,694
Benefits and losses	255,756	120,917	—		376,673	—	—		376,673
Amortization of deferred policy acquisition costs	22,091	18,583	—		40,674	—	—		40,674
Lease expense	—	—	—		173,206	—	(9,131	)(b)	164,075
Depreciation, net	—	—	—		89,812	15,071	(1,926	)(e)	102,957

Total costs and expenses	355,057	176,973	(10,185)		2,087,958	95,515	(32,028)		2,151,445
Equity in earnings of AREC, UHI, RW & OLIC	—	—	45,531	(f)	—	—	—		—
Equity in earnings of SAC	—	—	—		(14,025)	—	14,025	(f)	—

Total — equity earnings in subsidiaries	—	—	45,531		(14,025)	—	14,025		—
Earnings (losses) from operations	(72,431)	5,582	45,531		12,865	41,681	(12,412)		42,134
Interest expense	—	—	—		76,747	61,081	(28,363)		109,465

Pretax earnings (loss)	(72,431)	5,582	45,531		(63,882)	(19,400)	15,951		(67,331)
Income tax benefit (expense)	23,736	(2,418)	—		14,516	5,375	—		19,891

Net earnings (loss)	(48,695)	3,164	45,531		(49,366)	(14,025)	15,951		(47,440)
Less: Preferred stock dividends	—	—	—		(12,963)	—	—		(12,963)

Earnings (loss) available to common shareholders	$(48,695)	$3,164	$45,531		$(62,329)	$(14,025)	$15,951		$(60,403)

(a)	Balances for the year ended December 31, 2001

(b)	Eliminate intercompany lease income

(c)	Eliminate intercompany premiums

(d)	Eliminate intercompany interest on debt

(e)	Eliminate gain on sale of surplus property from U-Haul to SAC

(f)	Eliminate equity earnings of subsidiaries

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21A: Financial Information by Consolidating Industry Segment — Continued:

     Consolidating cash flow statement by industry segment for period ending March 31, 2004 are as follows

	Obligated Group
			Real		Obligated
	Amerco	U-Haul	Estate	Elim	Group
	(In thousands)
Net cash provided by (used in) operating activities	$(13,512)	210,875	93,856	—	291,219

Cash flows from investing activities:
Purchases of investments:
Property, plant and equipment	—	(188,521)	(4,042)	—	(192,563)
Fixed maturities	—	—	—	—	—
Common stock	—	—	—	—	—
Other asset investments	—	—	—	—	—
Real estate	—	—	—	—	—
Mortgage loans	—	—	—	—	—
Proceeds from sale of investments:
Property, plant and equipment	45	42,589	11,022	—	53,656
Fixed maturities	—	—	—	—	—
Common stock	—	—	—	—	—
Preferred stock	—	—	—	—	—
Real estate	—	—	—	—	—
Mortgage loans	—	329	1,153	—	1,482
Changes in other investments	—	811	—	—	811

Net cash provided by (used in) investing activities	45	(144,792)	8,133	—	(136,614)

Cash flows from financial activities:
Net change in short-term borrowings	165,041	—	—	—	165,041
Proceeds from notes	620,901	—	4	—	620,905
Debt issuance costs	(24,831)	—	—	—	(24,831)
Leverage Employee Stock Ownership Plan:
Repayments from loan	(20)	1,171	—	—	1,151
Principal payments on notes	(762,907)	(32,583)	(101,506)	—	(896,996)
Preferred stock dividends paid	(3,241)	—	—	—	(3,241)
Investment contract deposits	—	—	—	—	—
Investment contract withdrawals	—	—	—	—	—

Net cash provided by (used in) financing activities	(5,057)	(31,412)	(101,502)	—	(137,971)

Increase (decrease) in cash equivalents	(18,524)	34,671	487	—	16,634
Cash and cash equivalents at the beginning of period	18,524	30,046	174	—	48,744

Cash and cash equivalents at the end of period	—	64,717	661	—	65,378

[Additional columns below]

[Continued from above table, first column(s) repeated]

	AMERCO Legal Group			AMERCO as Consolidated
	Property				SAC
	and				Moving
	Casualty	Life			and
	Insurance	Insurance		Amerco	Storage			Total
	(a)	(a)	Elim	Consolidated	Operations	Elim		Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	(86,095)	20,863	(56,642)	169,345	(8,217)	(201,453)		(40,325)

Cash flows from investing activities:
Purchases of investments:
Property, plant and equipment	—	—	—	(192,563)	(5,880)	—		(198,443)
Fixed maturities	(6,290)	(71,094)	—	(77,384)	—	—		(77,384)
Common stock	—	(1,736)	—	(1,736)	—	—		(1,736)
Other asset investments	—	(174)	—	(174)	—	—		(174)
Real estate	(14,294)	(2,862)	—	(17,156)	—	—		(17,156)
Mortgage loans	—	(450)	—	(450)	—	—		(450)
Proceeds from sale of investments:
Property, plant and equipment	—	—	—	53,656	9,519	—		63,175
Fixed maturities	115,559	127,931	—	243,490	—	—		243,490
Common stock	—	3,452	—	3,452	—	—		3,452
Preferred stock	—	16,882	—	16,882	—	—		16,882
Real estate	415	5,923	—	6,338	—	—		6,338
Mortgage loans	—	14,892	—	16,374	—	—		16,374
Changes in other investments	(13,403)	(43,239)	56,642	811	—	—		811

Net cash provided by (used in) investing activities	81,987	49,525	56,642	51,540	3,639	—		55,179

Cash flows from financial activities:
Net change in short-term borrowings	—	—	—	165,041	—	—		165,041
Proceeds from notes	—	—	—	620,905	211,068	—		831,973
Debt issuance costs	—	—	—	(24,831)	—	—		(24,831)
Leverage Employee Stock Ownership Plan:
Repayments from loan	—	—	—	1,151	—	—		1,151
Principal payments on notes	—	—	—	(896,996)	(210,141)	201,453	(b)	(905,684)
Preferred stock dividends paid	—	—	—	(3,241)	—	—		(3,241)
Investment contract deposits	—	50,990	—	50,990	—	—		50,990
Investment contract withdrawals	—	(115,530)	—	(115,530)	—	—		(115,530)

Net cash provided by (used in) financing activities	—	(64,540)	—	(202,511)	927	201,453		(131)

Increase (decrease) in cash equivalents	(4,108)	5,848	—	18,374	(3,651)	—		14,723
Cash and cash equivalents at the beginning of period	4,108	9,320	—	62,172	4,662	—		66,834

Cash and cash equivalents at the end of period	—	15,168	—	80,546	1,011	—		81,557

(a)	Balances for the year ended December 31, 2003
(b)	Eliminate intercompany payments on debt

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21A: Financial Information by Consolidating Industry Segment — Continued:

     Consolidating cash flow statements by industry segment for the year ended March 31, 2003 are as follows:

	Obligated Group
			Real		Obligated
	Amerco	U-Haul	Estate	Elim	Group
	(In thousands)
Net cash provided by (used in) operating activities	$200,516	83,499	(87,059)	—	196,956

Cash flows from investing activities:
Purchases of investments:
Property, plant and equipment	(64)	(182,409)	(30,176)	—	(212,649)
Fixed maturities	—	—	—	—	—
Common stock	—	—	—	—	—
Preferred stock	—	—	—	—	—
Other asset investments	—	—	—	—	—
Real estate	—	—	—	—	—
Mortgage loans	—	—	—	—	—
Proceeds from sale of investments:
Property, plant and equipment	—	85,289	11,600	—	96,889
Fixed maturities	—	—	—	—	—
Common stock	—	—	—	—	—
Preferred stock	—	—	—	—	—
Real estate	—	—	—	—	—
Mortgage loans	—	73	130	—	203
Changes in other investments	—	—	4,481	—	4,481

Net cash provided by (used in) investing activities	(64)	(97,047)	(13,965)	—	(111,076)

Cash flows from financial activities:
Net change in short-term borrowings	5,000	16,900	—	—	21,900
Proceeds from notes	257,007	—	101,329	—	358,336
Debt issuance costs	(2,330)	—	(680)	—	(3,010)
Leverage Employee Stock Ownership Plan:
Purchase of shares	—	—	—	—	—
Repayments from loan	—	975	—	—	975
Principal payments on notes	(433,788)	—	(27)	—	(433,815)
Preferred stock dividends paid	(6,480)	—	—	—	(6,480)
Treasury stock acquisitions, net	(1,408)	—	—	—	(1,408)
Dividends paid	—	—	—	—	—
Investment contract deposits	—	—	—	—	—
Investment contract withdrawals	—	—	—	—	—

Net cash provided by (used in) financing activities	(181,999)	17,875	100,622	—	(63,502)

Increase (decrease) in cash equivalents	18,453	4,327	(402)	—	22,378
Cash and cash equivalents at the beginning of period	71	25,719	576	—	26,366

Cash and cash equivalents at the end of period	18,524	30,046	174	—	48,744

[Additional columns below]

[Continued from above table, first column(s) repeated]

	AMERCO Legal Group			AMERCO as Consolidated
	Property				SAC
	and				Moving
	Casualty	Life			and
	Insurance	Insurance		Amerco	Storage		Total
	(a)	(a)	Elim	Consolidated	Operations	Elim	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	(75,133)	(17,982)	(41,772)	62,069	13,472	(1,011)	74,530

Cash flows from investing activities:
Purchases of investments:
Property, plant and equipment	—	—	—	(212,649)	(30,512)	—	(243,161)
Fixed maturities	(10,408)	(267,949)	—	(278,357)	—	—	(278,357)
Common stock	—	—	—	—	—	—	—
Preferred stock	—	—	—	—	—	—	—
Other asset investments	—	(18,910)	17,500	(1,410)	—	—	(1,410)
Real estate	—	(21,759)	—	(21,759)	—	—	(21,759)
Mortgage loans	—	(22,000)	22,000	—	—	—	—
Proceeds from sale of investments:
Property, plant and equipment	—	—	—	96,889	—	—	96,889
Fixed maturities	101,373	262,741	—	364,114	—	—	364,114
Common stock	—	—	—	—	—	—	—
Preferred stock	—	2,885	—	2,885	—	—	2,885
Real estate	—	22,043	—	22,043	—	—	22,043
Mortgage loans	561	17,409	—	18,173	—	—	18,173
Changes in other investments	(18,197)	(23,575)	41,772	4,481	—	—	4,481

Net cash provided by (used in) investing activities	73,329	(49,115)	81,272	(5,590)	(30,512)	—	(36,102)

Cash flows from financial activities:
Net change in short-term borrowings	—	—	—	21,900	—	—	21,900
Proceeds from notes	—	—	(39,500)	318,836	58,827	(27,827)	349,836
Debt issuance costs	—	—	—	(3,010)	—	—	(3,010)
Leverage Employee Stock Ownership Plan:
Purchase of shares	—	—	—	—	—	—	—
Repayments from loan	—	—	—	975	—	—	975
Principal payments on notes	—	—	—	(433,815)	(37,135)	28,838	(442,112)
Preferred stock dividends paid	—	—	—	(6,480)	—	—	(6,480)
Treasury stock acquisitions, net	—	—	—	(1,408)	—	—	(1,408)
Dividends paid	—	—	—	—	—	—	—
Investment contract deposits	—	165,281	—	165,281	—	—	165,281
Investment contract withdrawals	—	(98,022)	—	(98,022)	—	—	(98,022)

Net cash provided by (used in) financing activities	—	67,259	(39,500)	(35,743)	21,692	1,011	(13,040)

Increase (decrease) in cash equivalents	(1,804)	162	—	20,736	4,652	—	25,388
Cash and cash equivalents at the beginning of period	5,912	9,158	—	41,436	10	—	41,446

Cash and cash equivalents at the end of period	4,108	9,320	—	62,172	4,662	—	66,834

(a)	Balances for the year ended December 31, 2002

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21A: Financial Information by Consolidating Industry Segment — Continued:

     Consolidating cash flow statements by industry segment for the year ended March 31, 2002 are as follows:

	Obligated Group
			Real		Obligated
	Amerco	U-Haul	Estate	Elim	Group
	(In thousands)
Net cash provided by (used in) operating activities	$148,589	$96,245	$(144,082)	$—	$100,752

Cash flows from investing activities:
Purchases of investments:
Property, plant and equipment	(12)	(248,670)	(32,327)	—	(281,009)
Fixed maturities	—	—	—	—	—
Common stock	—	—	—	—	—
Preferred stock	—	—	—	—	—
Other asset investments	—	—	—	—	—
Real estate	—	—	—	—	—
Mortgage loans	—	—	(561)	—	(561)
Proceeds from sale of investments:
Property, plant and equipment	695	143,317	173,184	—	317,196
Fixed maturities	—	—	—	—	—
Common stock	—	—	—	—	—
Preferred stock	—	—	—	—	—
Real estate	—	—	—	—	—
Mortgage loans	—	268	510	—	778
Changes in other investments	—	—	2,897	—	2,897

Net cash provided by (used in) investing activities	683	(105,085)	143,703	—	39,301

Cash flows from financial activities:
Net change in short-term borrowings	(24,070)	14,793	—	—	(9,277)
Proceeds from notes	—	—	—	—	—
Debt issuance costs	(390)	—	—	—	(390)
Leverage Employee Stock Ownership Plan:				—	—
Purchase of shares	—	(72)	—	—	(72)
Repayments from loan	—	1,093	—	—	1,093
Principal payments on notes	(101,738)	—	(33)	—	(101,771)
Preferred stock dividends paid	(12,963)	—	—	—	(12,963)
Treasury stock acquisitions, net	(10,154)	—	—	—	(10,154)
Dividends paid	—	—	—	—	—
Investment contract deposits	—	—	—	—	—
Investment contract withdrawals	—	—	—	—	—

Net cash provided by (used in) financing activities	(149,315)	15,814	(33)	—	(133,534)

Increase (decrease) in cash equivalents	(43)	6,974	(412)	—	6,519
Cash and cash equivalents at the beginning of period	114	18,745	988	—	19,847

Cash and cash equivalents at the end of period	$71	$25,719	$576	$—	$26,366

[Additional columns below]

[Continued from above table, first column(s) repeated]

	AMERCO Legal Group			AMERCO as Consolidated
	Property				SAC
	and				Moving
	Casualty	Life			and
	Insurance	Insurance		Amerco	Storage			Total
	(a)	(a)	Elim	Consolidated	Operations	Elim		Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(61,537)	$(5,150)	$492	$34,557	$(1,346)	$(52,842	)(c)	$(19,631)

Cash flows from investing activities:
Purchases of investments:
Property, plant and equipment	—	—	—	(281,009)	(378,873)	278,399	(c)	(381,483)
Fixed maturities	(8,888)	(248,671)	—	(257,559)	—	—		(257,559)
Common stock	—	(418)	—	(418)	—	—		(418)
Preferred stock	—	(2,072)	—	(2,072)	—	—		(2,072)
Other asset investments	—	(2,259)	—	(2,259)	—	—		(2,259)
Real estate	4,312	(35)	—	4,277	—	—		4,277
Mortgage loans	—	(790)	—	(1,351)	—	—		(1,351)
Proceeds from sale of investments:
Property, plant and equipment	—	—	—	317,196	53,214	(141,035	)(c)	229,375
Fixed maturities	64,732	168,984	—	233,716	—	—		233,716
Common stock	—	—	—	—	—	—		—
Preferred stock	—	4,400	—	4,400	—	—		4,400
Real estate	2,662	1,038	—	3,700	—	—		3,700
Mortgage loans	2	17,910	—	18,690	—	—		18,690
Changes in other investments	1,566	(8,575)	7,009	2,897	—	—		2,897

Net cash provided by (used in) investing activities	64,386	(70,488)	7,009	40,208	(325,659)	137,364		(148,087)

Cash flows from financial activities:
Net change in short-term borrowings	—	—	—	(9,277)	—	—		(9,277)
Proceeds from notes	—	—	—	—	526,292	(278,399	)(b)	247,893
Debt issuance costs	—	—	—	(390)	—	—		(390)
Leverage Employee Stock Ownership Plan:
Purchase of shares	—	—	—	(72)	—	—		(72)
Repayments from loan	—	—	—	1,093	—	—		1,093
Principal payments on notes	—	—	—	(101,771)	(199,287)	193,877	(b)	(107,181)
Preferred stock dividends paid	—	—	—	(12,963)	—	—		(12,963)
Treasury stock acquisitions, net	—	—	—	(10,154)	—	—		(10,154)
Dividends paid	—	7,501	(7,501)	—	—	—		—
Investment contract deposits	—	150,432	—	150,432	—	—		150,432
Investment contract withdrawals	—	(99,845)	—	(99,845)	—	—		(99,845)

Net cash provided by (used in) financing activities	—	58,088	(7,501)	(82,947)	327,005	(84,522)		159,536

Increase (decrease) in cash equivalents	2,849	(17,550)	—	(8,182)	—	—		(8,182)
Cash and cash equivalents at the beginning of period	3,063	26,708	—	49,618	10	—		49,628

Cash and cash equivalents at the end of period	$5,912	$9,158	$—	$41,436	$10	$—		$41,446

(a)	Balances for the year ended December 31, 2001
(b)	Eliminate intercompany payments on debt
(c)	Eliminate sale of properties from U-Haul to SAC

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Note 22. Supplemental Cash Flow Information

     The (increase) decrease in receivables, and inventories and increase (decrease) in accounts payable and accrued expenses net of other operating and investing activities follows:

Year Ended	2004	2003	2002
	(In thousands)
Trade receivables, net	$6,616	$11,133	$(26,778)
Inventories	468	12,506	8,643
Prepaid expenses	8,674	(6,567)	(6,577)
Deferred income taxes	96,042	(26,197)	(26,303)
Accounts payable and accrued expenses	(133,127)	28,143	5,473
Deferred income	$10,996	$(2,871)	$(4,771)

Note 23: Subsequent Events

W.P. Carey Transaction

     In July and September, 1999 AMERCO, U-Haul International, Inc. and Amerco Real Estate Company entered into financing agreements for the purchase and construction of self-storage facilities with the Bank of Montreal and Citibank, respectively (the synthetic leases).

     As part of the Company’s overall plan of reorganization, these leases were amended and restated on March 15, 2004. As a result, the Company paid down approximately $31 million of lease obligations and entered into a three year lease term, with four one year renewal options. After such pay down, our lease obligation under the amended and restated synthetic leases was approximately $218.5 million.

     On March 31, 2004, the amended and restated leases were terminated, the properties underlying these leases were sold to UH Storage (DE) Limited Partnership, a W.P. Carey affiliate, and U-Haul entered into a ten year operating lease with UH Storage (DE) for a portion of each property. The remainder of each property was leased from UH Storage (DE) to a related party pursuant to a twenty year capital lease. On March 31, 2004, these transactions closed into escrow subject to transaction approval by our senior secured lenders and the Bankruptcy Court. On April 29, 2004, the Bankruptcy Court and our senior secured lenders approved the W.P. Carey transaction and the transaction was funded as of April 30, 2004.

     The amended and restated terms of the synthetic lease caused it to become a capital lease. Consequently, the Company capitalized these leased properties as an asset and reported the corresponding lease obligation as a liability as of March 31, 2004. As a result of the transaction with UH Storage DE in April 2004, the Company no longer has a capital lease related to these properties. The affect of this transaction on our balance sheet is summarized below and is reflected under the pro-forma column of our consolidated balance sheet on page F-2:

AMERCO
(In thousands)
Cash	$41,414
Prepaid expense	3,215
Other assets	27,850
Building and improvement	(192,779)
Accumulated depreciation	(22,804)
Deferred income	2,954
Accounts payable and accrued expenses	(841)
Capital Leases	(99,609)

Preferred Stock Dividends

     On May 5, 2004, the Board of Directors of AMERCO, the holding company for U-Haul International, Inc., and other companies, declared a regular quarterly cash dividend of $0.53125 per share on the Company’s Series A, 8 1/2 percent Preferred Stock. The dividend was paid June 1, 2004 to holders of record on May 17, 2004.

ADDITIONAL INFORMATION

SUMMARY OF EARNINGS OF INDEPENDENT RENTAL FLEETS
Unaudited

     The following Summary of Earnings of Independent Rental Fleets is presented for purposes of analysis and is not a required part of the basic financial statements.

	2004	2003	2002	2001	2000
	(In thousands, except earnings per $100 of average Investment)
Earnings data (Note A):
Fleet owner income:
Credited to fleet owner gross rental income	$739	$823	$1,028	$1,350	$1,977
Credited to trailer accident fund (Notes D and E)	46	49	61	79	114

Total fleet owner income	785	872	1,089	1,429	2,091
Fleet owner operation expenses:
Charged to fleet owner (Note C)	437	422	532	719	999
Charged to trailer accident fund (Notes D and E)	8	9	15	18	23

Total fleet owner operation expenses	445	431	547	737	1,022
Fleet owner earnings before trailer accident fund credit, depreciation and income taxes	304	402	496	631	978
Trailer accident fund credit (Note D)	36	39	46	61	91

Net fleet owner earnings before depreciation and income taxes	340	441	542	692	1,069

Investment data (Note A):
Amount at end of year	1,202	1,389	1,663	2,046	2,654

Average amount during year	1,296	1,526	1,855	2,350	3,574

Net fleet owner earnings before depreciation and income taxes per $100 of average investment (Note B) (unaudited)	$18.84	$19.95	$20.06	$23.38	$28.12

The accompanying notes are an integral part of this Summary of Earnings of Independent Rental Fleets.

ADDITIONAL INFORMATION
NOTES TO SUMMARY OF EARNINGS OF INDEPENDENT RENTAL FLEETS

     (A) The accompanying Summary of Earnings of Independent Rental Fleets includes the operations of rental equipment under the brand name of “U-Haul” owned by independent fleet owners. Earnings data represent the aggregate results of operations before depreciation and taxes. Investment data represent the cost of the rental equipment and investments before accumulated depreciation.

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

     The investment data is based upon the cost of the rental equipment to the fleet owners as reflected by sales records of the U-Haul manufacturing facilities.

     (B) The summary of earnings data stated in terms of amount per $100 of average investment represents the aggregate results of operations (earnings data) divided by the average amount of investment during the periods. The average amount of investment is based upon a simple average of the month-end investment during each period. Average earnings data is not necessarily representative of an individual fleet owner’s earnings.

     (C) A summary of operations expenses charged directly to independent fleet owners follows:

	Years Ended March 31,
	2004	2003	2002	2001	2000
	(In thousands)
Licenses	$41	$52	$86	$124	$150
Public liability insurance	48	53	65	87	126
Repairs and maintenance	348	317	381	508	723

	$437	$422	$532	$719	$999

     (D) The fleet owners and subsidiary U-Haul rental companies forego normal commissions on a portion of gross rental fees designated for transfer to the Trailer Accident Fund. Trailer accident repair expenses, otherwise chargeable to fleet owners, are paid from this Fund to the extent of the financial resources of the Fund. The amounts designated “Trailer Accident Fund credit” in the accompanying summary of earnings represents independent fleet owner commissions foregone, which exceed expenses borne by the Fund.

ADDITIONAL INFORMATION
NOTES TO SUMMARY OF EARNINGS OF INDEPENDENT RENTAL FLEETS — (CONTINUED)

     (E) Commissions foregone for transfer to the Trailer Accident Fund follow:

	Fleet Owners
	Subsidiary
	U-Haul	Subsidiary
	Companies	Companies	Independent	Total
	(In thousands)
Year ended:
March 31, 2004	$7,704	$4,102	$46	$11,852
March 31, 2003	6,845	3,637	49	10,531
March 31, 2002	6,385	3,377	61	9,823
March 31, 2001	6,073	3,191	79	9,343
March 31, 2000	$6,061	$3,150	$114	$9,325

     (F) A summary of independent fleet owner expenses borne by the Trailer Accident Fund follows:

	Fleet Owners					Total
						Trailer
	Subsidiary				Trailer	Accident
	U-Haul	Subsidiary		Sub	Accident	Repair
	Companies	Companies	Independent	Total	Retirements	Expenses
	(In thousands)
Year ended:
March 31, 2004	$1,366	$727	$8	$2,101	$466	$2,567
March 31, 2003	1,095	582	8	1,685	394	2,079
March 31, 2002	1,225	647	12	1,884	455	2,339
March 31, 2001	1,067	561	18	1,646	498	2,144
March 31, 2000	$1,233	$641	$23	$1,897	$354	$2,251

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF AMERCO
BALANCE SHEETS

	March 31,
	2004	2003
	(In thousands)
ASSETS
Cash	$—	$18,524
Investment in subsidiaries	1,125,152	995,818
Due from consolidated subsidiaries	531,599	594,686
Other assets	26,001	12,429

Total assets	1,682,752	1,621,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes and loans payable	$884,193	$861,158
Other liabilities	244,427	262,805

	1,128,620	1,123,963
Stockholders’ equity:
Preferred stock	—	—
Common stock	10,497	10,497
Additional paid-in capital	395,803	399,315
Accumulated other comprehensive income	(21,446)	(55,765)
Retained earnings / (loss):
Beginning of year	561,606	601,481
Net earnings / (loss)	(4,047)	(26,912)
Dividends accrued / paid	29,811	(12,963)

	587,370	561,606
Less:
Cost of common shares in treasury	(418,092)	(418,179)
Unearned employee stock ownership plan shares	—	20

Total stockholders’ equity	554,132	497,494

Total liabilities and stockholders’ equity	$1,682,752	$1,621,457

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO
STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2004	2003	2002
	(In thousands, except share and per share data)
Revenues
Net interest income from subsidiaries	$866	$1,195	$873
Expenses
Operating expenses	35,530	36,934	8,945
Restructuring expenses	44,097	6,568
Other expenses	825	942	418

Total expenses	80,452	44,444	9,363
Equity in earnings of unconsolidated subsidiaries	86,817	44,254	(24,520)
Interest expenses	56,968	69,213	30,773
Income tax (expense) / benefit	45,690	41,296	14,417

Net earnings / (loss)	(4,047)	(26,912)	(49,366)
Less: preferred stock dividend	(12,963)	(12,963)	(12,963)

Earnings / (loss) available to common shareholders	(17,010)	(39,875)	(62,329)

Earnings / (loss) per common share (both basic and diluted):	$(0.71)	$(1.91)	$(2.96)

Weighted average common shares outstanding	20,749,998	20,824,618	21,063,720

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO
STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2004	2003	2002
	(In thousands)
Cash flow from operating activities:
Net earnings / (loss)	$(4,047)	$(26,912)	$(49,366)
Amortization, net	39	1,752	2,046
Gain / (loss) on sale	—	—	(559)
Equity in earnings of subsidiaries	—	—	—
(Increase) decrease in amounts due from unconsolidated subsidiaries	—	—	—
Net change in operating assets and liabilities	(9,504)	222,436	196,468

Net cash provided by operating activities	(13,512)	197,276	148,589
Cash flows from investing activities:
Purchases of property, plant and equipment	—	(64)	(12)
Proceeds from sale of property, plant and equipment	45	—	695

Net cash used by investing activities	45	(64)	683

Cash flows from financing activities:
Net change in short term borrowings	165,041	5,000	(24,070)
Proceeds from notes	620,901	257,007	—
Leveraged employee stock ownership plan-repayments from loan	(20)	—	—
Issuance of common shares under ESOP	—
Treasury stock contributions	—
Principal payments on notes	(762,907)	(433,788)	(101,738)
Debt issuance costs	(24,831)	(2,330)	(390)
Repurchase of preferred stock	—	—	—
Preferred stock dividends paid	(3,241)	(3,240)	(12,963)
Treasury stock purchase, net	—	(1,408)	(10,154)
Distributions	—	—	—
Extraordinary loss on early extinguishment of debt, net	—	—	—

Net cash used by financing activities	(5,057)	(178,759)	(149,315)

Effect of foreign currency translations	—
Increase (decrease) in cash and cash equivalents	(18,524)	18,453	(43)
Cash and cash equivalents at beginning of year	18,524	71	114

Cash and cash equivalents at end of year	$—	$18,524	$71

     Income taxes paid in cash amounted to $4.0 million, $11.4 million and $5.9 million for 2004, 2003 and 2002, respectively. Interest paid in cash amounted to $40.3 million, $76.6 million and $77.9 million for 2004, 2003 and 2002, respectively.

     The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

NOTES TO CONDENSED FINANCIAL INFORMATION
MARCH 31, 2004, 2003, AND 2002

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

     The financial statements include only the accounts of the Registrant (a Nevada corporation), which include certain of the corporate operations of AMERCO (excluding SAC Holdings). The interest in AMERCO’s majority owned subsidiaries and its interest in its variable interest entities is accounted for on the equity method. The debt and related interest expense of AMERCO have been allocated to the consolidated subsidiaries. The intercompany interest income and expenses are eliminated in the consolidated financial statements.

2. Guarantees

     AMERCO has guaranteed performance of certain long-term leases and other obligations. See Note 16 of Notes to Consolidated Financial Statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

NOTES TO CONDENSED FINANCIAL INFORMATION
MARCH 31, 2004 AND 2003

3. Notes and Loans Payable

     Notes and loans payable consist of the following:

	March 31,
	2004	2003
	(In thousands)
Revolving credit facility, senior secured first lien	$164,051	$—
Senior amortizing notes, secured, first lien, 9.0% interest rate, due 2009	350,000	—
Senior notes, secured, 9.0% interest rate, due 2009	200,000	—
Senior notes, secured, 12.0% interest rate, due 2011	148,646	—
Medium-term notes, payable, unsecured, 7.23% to 8.08% interest rate due through 2027	—	109,500
Notes payable under Bond Backed Asset Trust, unsecured, 7.14% interest rates, due through 2002	—	100,000
Senior notes, unsecured, 7.85% interest rate, due 2003	—	175,000
Senior Note, unsecured, 8.80% interest rate, due 2005	—	200,000
Other notes payable, unsecured, 8.15% interest rate, due through 2017	21,496	22,000
Revolving credit facility, secured by intercompany notes	—	205,000
Debt related to SWAP termination	—	5,582
Debt related to BBAT option termination	—	26,551
Other short-term promissory notes, 2.88% interest rate	—	17,525

	$884,193	$861,158

For additional information, see Note 9 of Notes to Consolidated Financial Statements on page F-18.

SCHEDULE V

AMERCO AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL INFORMATION (FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS)
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

			Reserves
		Deferred	for Unpaid
		Policy	Claims and	Discount			Net
Fiscal	Affiliation with	Acquisition	Adjustment	if any,	Unearned	Net Earned	Investment
Year	Registrant	Cost	Expenses	Deducted	Premiums	Premiums(1)	Income(2)
(In thousands)
2004	Consolidated property casualty entity	$3,843	$416,259	N/A	$11,308	$92,035	$20,548
2003	Consolidated property casualty entity	13,206	399,448	N/A	62,346	149,209	27,931
2002	Consolidated property casualty entity	15,946	448,984	N/A	91,725	253,799	27,876

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Claim and Claim
		Adjustment
		Expenses Incurred		Amortization	Paid
		Related to		of Deferred	Claims and
				Policy	Claim	Net
Fiscal	Affiliation with	Current	Prior	Acquisition	Adjustment	Premuims
Year	Registrant	Year	Year	Costs	Expense	Written(1)
(In thousands)
2004	Consolidated property casualty entity	$56,454	$53,127	$14,126	$123,782	$57,063
2003	Consolidated property casualty entity	112,284	16,396	17,143	196,798	120,946
2002	Consolidated property casualty entity	232,984	23,042	22,067	236,866	227,378

(1)	The earned and written premiums are reported net of intersegment transactions. Earned premiums eliminated in consolidation amount to $1.2 million, $3.4 million and $8.2 million for the years ended 2003, 2002 and 2001, respectively.

(2)	Net Investment Income excludes net realized gains (losses) on investments of $1.2 million, ($5.6 million) and ($7.2 million) for the years ended 2003, 2002 and 2001, respectively.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERCO

	By:	/s/ EDWARD J. SHOEN

Edward J. Shoen Chairman of the Board and President
Dated: June 17, 2004

POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edward J. Shoen his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act or things requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ EDWARD J. SHOEN Edward J. Shoen	Chairman of the Board and President (Principal Executive Officer)	June 17, 2004
/s/ JACK A. PETERSON Jack A. Peterson	Chief Financial Officer (Principal Financial and Accounting Officer)	June 17, 2004
/s/ WILLIAM E. CARTY William E. Carty	Director	June 17, 2004
/s/ JAMES P. SHOEN James P. Shoen	Director	June 17, 2004
/s/ CHARLES J. BAYER Charles J. Bayer	Director	June 17, 2004
/s/ JOHN M. DODDS John M. Dodds	Director	June 17, 2004
/s/ JAMES J. GROGAN James J. Grogan	Director	June 17, 2004
/s/ JOHN P. BROGAN John P. Brogan	Director	June 17, 2004
/s/ M. FRANK LYONS M. Frank Lyons	Director	June 17, 2004

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U-HAUL INTERNATIONAL, INC.

	By:	/s/ EDWARD J. SHOEN

Edward J. Shoen Chairman of the Board and President
Dated: June 17, 2004

POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edward J. Shoen his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act or things requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ EDWARD J. SHOEN Edward J. Shoen	Chairman of the Board and President (Principal Executive Officer)	June 17, 2004
/s/ JACK A. PETERSON Jack A. Peterson	Chief Financial Officer (Principal Financial and Accounting Officer)	June 17, 2004
/s/ WILLIAM E. CARTY William E. Carty	Director	June 17, 2004
/s/ JAMES P. SHOEN James P. Shoen	Director	June 17, 2004
/s/ JOHN M. DODDS John M. Dodds	Director	June 17, 2004
/s/ JOHN C. TAYLOR John C. Taylor	Director	June 17, 2004

EXHIBIT INDEX

Exhibit Number	Description	Page or Method of Filing
2.1	Joint Plan of Reorganization of AMERCO and AMERCO Real Estate Company	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed October 20, 2003, file no. 1-11255
2.2	Disclosure Statement Concerning the Debtors’ Joint Plan of Reorganization	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed October 20, 2003, file no. 1-11255
2.3	Amended Joint Plan of Reorganization of AMERCO and AMERCO Real Estate Company	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, file No. 1-11255
3.1	Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Current Report on the S-4 filed March 30, 2004, file number 1-11255
3.2	Restated By-Laws of AMERCO	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file No. 1-11255
3.3	Restated Articles of Incorporation of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2003, file no. 1-11255
3.4	Bylaws of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2003, file no. 1-11255
4.1	Indenture, dated as of March 1, 2004, among AMERCO, the subsidiary guarantors listed therein, and Wells Fargo Bank, N.A.	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on March 26, 2004, file no. 1-11255.
4.2	Indenture dated as of March 15, 2004 among AMERCO, the subsidiary guarantors listed therein, and The Bank of New York	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on March 26, 2004, file no. 1-11255.
4.3	Indenture dated as of March 15, 2004 among SAC Holding Corporation and SAC Holding II Corporation and Law Debenture Trust Company of New York	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on March 26, 2004, file no. 1-11255.
4.4	Rights Agreement, dated as of August 7, 1998	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, file no. 1-11255
10.1*	AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1993, file no. 1-11255
10.1A*	First Amendment to the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2000, file no. 1-11255
10.2	Loan and Security Agreement among AMERCO and Wells Fargo Foothill, Inc., dated as of March 1, 2004	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on March 26, 2004, file no. 1-11255.
10.3	SAC Participation and Subordination Agreement, dated as of March 15, 2004 among SAC Holding Corporation, SAC Holding II Corporation, AMERCO, U-Haul International, Inc., and Law Debenture Trust Company of New York	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on March 26, 2004, file no. 1-11255.
10.4	Intercreditor Agreement, dated as of March 1, 2004, between Wells Fargo Bank, N.A. and Wells Fargo Foothill, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on March 26, 2004, file no. 1-11255.
10.5	U-Haul Dealership Contract	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1993, file no. 1-11255
10.6	Share Repurchase and Registration Rights Agreement with Paul F. Shoen	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1993, file no. 1-11255
10.7	ESOP Loan Credit Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.8	ESOP Loan Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.9	Trust Agreement for the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
10.10	Amended Indemnification Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.11	Indemnification Trust Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.12	Management Agreement between Three SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1997, file no. 1-11255
10.13	Management Agreement between Four SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1997, file no. 1-11255
10.14	Agreement, dated October 17, 1995, among AMERCO, Edward J. Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds and William E. Carty	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, file no. 1-11255
10.15	Directors’ Release, dated October 17, 1995, executed by Edward J. Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds and William E. Carty in favor of AMERCO	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, file no. 1-11255
10.16	AMERCO Release, dated October 17, 1995, executed by AMERCO in favor of Edward J. Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds and William E. Carty	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, file no. 1-11255
10.17	Management Agreement between Five SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1999, file no. 1-11255
10.18	Management Agreement between Eight SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1999, file no. 1-11255
10.19	Management Agreement between Nine SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1999, file no. 1-11255
10.20	Management Agreement between Ten SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1999, file no. 1-11255
10.21	Management Agreement between Six-A SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2000, file no. 1-11255
10.22	Management Agreement between Six-B SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2000, file no. 1-11255
10.23	Management Agreement between Six-C SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2000, file no. 1-11255
10.24	Management Agreement between Eleven SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2000, file no. 1-11255
10.25	Management Agreement between Twelve SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Form S-4 registration statement, No. 333-114042
10.26	Management Agreement between Thirteen SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Form S-4 registration statement, No. 333-114042
10.27	Management Agreement between Fourteen SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Form S-4 registration statement, No. 333-114042
10.28	Management Agreement between Fifteen SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, file no. 1-11255
10.29	Management Agreement between Sixteen SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, file no. 1-11255
10.30	Management Agreement between Seventeen SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2001, file no. 1-11255
10.31	Management Agreement between Eighteen SAC Self-Storage Corporation and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
10.32	Management Agreement between Nineteen SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

Exhibit Number	Description	Page or Method of Filing
10.33	Management Agreement between Twenty SAC Self-Storage Corporation and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
10.34	Management Agreement between Twenty-One SAC Self-Storage Corporation and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
10.35	Management Agreement between Twenty-Two SAC Self-Storage Corporations and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
10.36	Management Agreement between Twenty-Three SAC Self-Storage Corporation and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
10.37	Management Agreement between Twenty-Four SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
10.38	Management Agreement between Twenty-Five SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
10.39	Management Agreement between Twenty-Six SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
10.40	Management Agreement between Twenty-Seven SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
10.41	Promissory Note between SAC Holding Corporation and Oxford Life Insurance Company	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
10.42	Promissory Note between SAC Holding Corporation and Oxford Life Insurance Company	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002
10.42A	Amendment and Addendum to Promissory Note between SAC Holding Corporation and Oxford Life Insurance Company	Incorporated by reference to AMERCO’s Form S-4 registration statement, No. 373-114042
10.43	2003 AMERCO Support Party Agreement for the benefit of GMAC Commercial Holding Capital Corp.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2003, file no. 1-11255
10.44	State of Arizona Department of Insurance Notice of Determination, Order for Supervision and Consent Thereto	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2003, file no. 1-11255
10.45	Fixed Rate Note between SAC Holding Corporation and U-Haul International, Inc.	Incorporated by reference to AMERCO’s Form S-4 registration statement, No. 333-114042
10.46	Promissory Note between SAC Holding Corporation and U-Haul International, Inc.	Incorporated by reference to AMERCO’s Form S-4 registration statement, No. 333-114042
10.47	Amended and Restated Promissory Note between SAC Holding Corporation and U-Haul International, Inc. (in an aggregate principal amount up to $21,000,000)	Incorporated by reference to AMERCO’s Form S-4 registration statement, No. 333-114042
10.48	Amended and Restated Promissory Note between SAC Holding Corporation and U-Haul International, Inc. (in an aggregate principal amount up to $47,500,000)	Incorporated by reference to AMERCO’s Form S-4 registration statement, No. 333-114042
10.49	Amended and Restated Promissory Note between SAC Holding Corporation and U-Haul International, Inc. (in an aggregate principal amount up to $76,000,000)	Incorporated by reference to AMERCO’s Form S-4 registration statement, No. 333-114042
10.50	Property Management Agreement	Filed herewith
14	Code of Ethics	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 5, 2004, file No. 1-11255
21	Subsidiaries of AMERCO	Filed herewith
23.1	Consent of BDO Seidman, LLP	Filed herewith
24	Power of Attorney	See signature page
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO and U-Haul International, Inc.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jack A. Peterson, Chief Financial Officer of AMERCO and U-Haul International, Inc.	Filed herewith

Exhibit Number	Description	Page or Method of Filing
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO and U-Haul International, Inc. pursuant to Section 906 of the Sabanes-Oxley Act of 2002	Filed herewith
32.2	Certificate of Jack A. Peterson, Chief Financial Officer of AMERCO and U-Haul International, Inc. pursuant to Section 906 of the Sabanes-Oxley Act of 2002	Filed herewith

*	Indicates compensatory plan arrangement.