Form 10-Q
period 2004-06-30
AMERCO /NV/; U HAUL INTERNATIONAL INC
filed 2004-08-09
CIK 4457, 4458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

                                     (Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2004
or
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

21,284,604 shares of AMERCO Common Stock, $0.25 par value were outstanding at June 30, 2004.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at June 30, 2004. None of these shares were held by non-affiliates.

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements
AMERCO AND CONSOLIDATED ENTITIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	March 31,
	2004	2004

	(Unaudited)
	(In thousands)
ASSETS
Cash and cash equivalents	$53,171	$81,557
Trade receivables, net	248,893	268,386
Notes and mortgage receivables, net	4,763	4,537
Inventories, net	54,018	52,802
Prepaid expenses	21,875	13,172
Investments, fixed maturities	709,417	709,353
Investments, other	346,652	347,537
Deferred policy acquisition costs, net	69,792	76,939
Other assets	101,580	65,071
Related party assets	316,814	304,446
	$1,926,975	$1,923,800

Property, plant and equipment, at cost:
Land	158,618	158,594
Buildings and improvements	683,316	874,985
Furniture and equipment	294,210	293,115
Rental trailers and other rental equipment	167,526	159,586
Rental trucks	1,244,346	1,219,002
SAC Holdings - property, plant and equipment *	78,457	78,363

	2,626,473	2,783,645
Less: Accumulated depreciation	(1,324,614)	(1,331,840)

Property, plant and equipment, net	1,301,859	1,451,805

Total assets	$3,228,834	$3,375,605

                The accompanying notes are an integral part of these condensed consolidating financial statements.

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements
AMERCO AND CONSOLIDATED ENTITIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payables and accrued expenses	$323,116	$280,596
Capital leases	-	99,609
AMERCO's notes and loans payable	779,403	880,519
SAC Holdings' notes and loans payable, non-recourse to AMERCO	78,372	78,637
Policy benefits and losses, claims and loss expenses payable	788,340	813,738
Liabilities from investment contracts	548,595	574,745
Other policyholders' funds and liabilities	23,735	28,732
Deferred income	54,479	51,383
Deferred income taxes	86,626	63,800
Total liabilities	$2,682,666	$2,871,759

Commitments and contingent liabilities (Notes 5 and 9)
Stockholders' equity:
Series preferred stock, with or without par value:
Series A preferred stock, with no par value	$-	$-
Series B preferred stock, with no par value	-	-
Series common stock, with or without par value:
Series A common stock of $0.25 par value	1,416	1,416
Common stock of $0.25 par value	9,081	9,081
Additional paid in-capital	349,732	349,732
Accumulated other comprehensive loss	(20,730)	(21,446)
Retained earnings	636,359	595,181
Cost of common shares in treasury, net	(418,092)	(418,092)
Unearned employee stockownership plan shares	(11,598)	(12,026)

Total stockholders' equity	546,168	503,846

Total liabilities and stockholders' equity	$3,228,834	$3,375,605

* SAC Holding II Corporation
The accompanying notes are an integral part of these condensed consolidating financial statements.

AMERCO AND CONSOLIDATED ENTITIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
	Quarter Ended June 30,
	2004	2003

	(Unaudited)
	(In thousands except per share amounts)
Revenues:
Rental revenue	$426,632	$435,042
Net sales	61,246	69,209
Premiums	43,062	64,456
Net investment and interest income	19,771	11,409

Total revenues	550,711	580,116

Costs and expenses:
Operating expenses	272,212	294,993
Restructuring expenses	-	2,290
Commission expenses	46,913	40,194
Cost of sales	27,740	32,219
Benefits and losses	34,137	53,399
Amortization of deferred policy acquisition costs	9,958	9,100
Lease expense	40,535	34,323
Depreciation, net	28,028	38,038

Total costs and expenses	459,523	504,556

Earnings from operations	91,188	75,560
Interest expense	19,004	30,898

Pretax earnings	72,184	44,662
Income tax expense	27,765	16,926

Net earnings	$44,419	$27,736
Less: Preferred stock dividends	3,241	3,241

Earnings available to common shareholders	$41,178	$24,495

Weighted average common share outstanding:
Basic and diluted	20,788,074	20,732,086

Basic and diluted earnings per common share	$1.98	$1.18

The accompanying notes are an integral part of these condensed consolidating financial statements.

AMERCO AND CONSOLIDATED ENTITIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Quarter Ended June 30,
	2004	2003

	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$44,419	$27,736
Changes in other comprehensive income, net of taxes:
Foreign currency translation	(2,227)	5,751
Unrealized gain/(loss) on investments	2,943	10,087

Total comprehensive income	$45,135	$43,574

The accompanying notes are an integral part of these condensed consolidating financial statements.

AMERCO AND CONSOLIDATED ENTITIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Quarter Ended June 30,
	2004	2003

	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Earnings available to common shareholders	$41,178	24,495
Depreciation	28,382	28,189
Amortization of deferred policy acquisition costs	10,686	9,945
Provision for losses on accounts receivable	44	686
Net (gain) loss on sale of real and personal property	(354)	1,464
(Gain) on sale of investments	(218)	(517)
Changes in policy liabilities and accruals	(5,137)	(7,431)
Additions to deferred policy acquisition costs	(3,603)	(7,535)
Net change in other operating assets and liabilities	(10,455)	(6,668)

Net cash provided by operating activities	$60,523	42,628

Cash flows from investing activities:
Purchases of investments:
Property, plant and equipment	(65,587)	(48,137)
Fixed maturities	(35,655)	(13,917)
Other asset investments	-	(25,474)
Proceeds from sale of investments:
Property, plant and equipment	187,537	3,157
Fixed maturities	38,764	53,150
Preferred stock	1,497	-
Real estate	1,504	6,344
Mortgage loans	1,169	203
Changes in other investments	16,003	1,114

Net cash provided by (used in) investing activities	$145,232	(23,560)

Cash flows from financing activities:
Proceeds from notes	$14,280	-
Leveraged Employee Stock Ownership Plan:
Purchase of shares	428	375
Principal payments on notes, net of draws	(115,738)	(1,595)
Pay off of capital leases	(99,609)	-
Dividends paid	(6,482)	-
Investment contract deposits	6,923	20,334
Investment contract withdrawals	(33,943)	(19,556)

Net cash used in financing activities	$(234,141)	(442)

Increase (decrease) in cash equivalents	$(28,386)	$18,626
Cash and cash equivalents at the beginning of period	81,557	66,834

Cash and cash equivalents at the end of period	$53,171	$85,460

The accompanying notes are an integral part of these condensed consolidating financial statements.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004, March 31, 2004, and June 30, 2003 (Unaudited)

1. Basis of Presentation
The first fiscal quarter for AMERCO ends the 30th of June for each year that is referenced. Our Insurance company subsidiaries have a first quarter that ends on the 31st of March for each year that is referenced. They have been consolidated on that basis. Consequently, all references to our insurance subsidiaries’ years 2004 and 2003 correspond to the Company’s fiscal years 2005 and 2004.

Accounts denominated in non-U.S. currencies have been re-measured using the U.S. dollar as the functional currency. Certain amounts reported in previous years have been reclassified to conform to the current presentation.

2. Principals of Consolidation and Organization

Principles of Consolidation
The consolidated financial statements for the first quarter of fiscal year 2005 and the balance sheet as of March 31, 2004 include the accounts of AMERCO, its wholly owned subsidiaries and SAC Holding II Corporation and its subsidiaries. The balance sheet and the statements of operations, comprehensive income, and cash flows for the first quarter of fiscal year 2004 include all of the abovementioned entities plus SAC Holding Corporation and its subsidiaries.

SAC Holding Corporation and SAC Holding II Corporation and their subsidiaries (the "SAC entities") were considered special purpose entities. During the first three quarters of fiscal year 2004, the SAC entities were consolidated based on the provisions of Emerging Issues Task Force (EITF) Issue No. 90-15. During the fourth quarter of fiscal year 2004, the Company applied FASB Interpretation No. 46 to its interest in the SAC entities and determined that SAC Holding Corporation should no longer be consolidated with the Company’s financial statements. Accordingly, during the fourth quarter of fiscal year 2004 the Company deconsolidated those entities. The deconsolidation was accounted for as a distribution of the Company’s interests to the SAC entities. Because of the Company’s continuing involvement with SAC Holding Corporation and its subsidiaries, the distributions do not qualify as discontinued operations as defined by SFAS No. 144.

The condensed consolidated balance sheet as of June 30, 2004 and the related condensed consolidated statements of operations, comprehensive income, and cash flow for the quarter ended June 30, 2004 are unaudited. In our opinion, all adjustments necessary for the fair presentation of such condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. Inter-company accounts and transactions have been eliminated. Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

Description of Legal Entities
AMERCO, a Nevada corporation ("AMERCO"), is the holding company for:
U-Haul International, Inc. ("U-Haul"),
Amerco Real Estate Company ("Real Estate"),
Republic Western Insurance Company ("RepWest")
North American Fire & Casualty Insurance Company ("NAFCIC"),
Oxford Life Insurance Company ("Oxford")
North American Insurance Company ("NAI") and
Christian Fidelity Life Insurance Company ("CFLIC").
Unless the context otherwise requires, the term "Company" refers to AMERCO and its legal subsidiaries.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Description of Operating Segments
AMERCO has three reportable segments and five identifiable segments. The three reportable segments are Moving and Self-Storage, Property and Casualty Insurance and Life Insurance. U-Haul moving and storage, Real Estate, and SAC moving and storage, are listed under Moving and Self-Storage, since they meet the aggregation criteria of FASB 131.

U-Haul moving and self-storage operations consist of the rental of trucks, trailers and self-storage spaces and sales of moving supplies, trailer hitches and propane to the "do-it-yourself" mover. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

Real Estate owns approximately 90 percent of the Company’s real estate assets, including U-Haul Centers and Storage locations. The remaining real estate assets of the Company are owned by various corporate entities. Real Estate is responsible for overseeing major property repairs, dispositions and managing the environmental risks of the properties.
SAC moving and self-storage operations consist of the rental of self-storage spaces and sales of moving supplies, trailer hitches and propane. In addition, SAC functions as an independent moving equipment rental dealer and earns commissions from the rental of U-Haul trucks and trailers. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

Republic Western Insurance Company (RepWest) provides loss adjusting and claims handling for U-Haul through regional offices across North America. RepWest also provides components of the Safemove, Safetow and Safestor protection packages to U-Haul customers.

Oxford Life Insurance Company (Oxford) originates and reinsures annuities; credit life and disability; single premium whole life, group life and disability coverage; and Medicare supplement insurance. Oxford also administers the self-insured employee health and dental plans for the Company.

3. Accounting Policies

Use of Estimates
The preparation of financial statements in conformity with the accounting principles generally accepted in the U.S. requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most difficult and subjective judgments include the principals of consolidation, the recoverability of property, plant and equipment; the adequacy of insurance reserves; and the valuation of investments. The future results actually experienced by the Company may differ from management’s estimates.

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

Held-to-Maturity. Investments that are intended to be held-to-maturity are recorded at cost, as adjusted for the amortization of premiums or the accretion of discounts.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Other investments, including short-term investments, are substantially current or bear reasonable interest rates. As a result, the carrying values of these financial instruments approximate fair value. The carrying value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities and approximates fair market value due to its recent issuance.

Derivative Financial Instruments
The Company’s primary objective for holding derivative financial instruments is to manage currency and interest rate risk. The Company’s derivative instruments are recorded at fair value and are reported as other current assets, other assets, other accrued liabilities or debt.

The Company used derivative financial instruments to reduce its exposure to interest rate volatility. In the first quarter of fiscal 2005, the Company used interest rate caps to reduce exposure to interest rate changes. During May 2004, the Company entered into two (2) separate interest rate cap agreements on its $350 million amortizing term loan with notional value of $200 million for a two-year term and $50 million for a three-year term. The interest rate cap agreements require the Company to pay a floating rate of interest based on the three-month LIBOR as defined in the agreements with a cap rate of 3.0%. The Company accounted for these contracts at fair value under SFAS No. 133. At June 30, 2004, the Company had $412.9 million of variable rate debt.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
Inventories, net
Inventories were as follows:
	June 30,	March 31,
	2004	2004

	(Unaudited)
	(In thousands)
Truck and trailer parts and accessories	$38,654	$32,788
Hitches and towing components	9,607	10,389
Moving supplies and promotional items	5,757	9,625

Total	$54,018	$52,802

Inventories consist primarily of truck and trailer parts and accessories used to repair rental equipment and products purchased directly for resale. Inventories are valued at the lower of cost or market. Inventory cost is primarily determined using the last-in, first-out method. Inventories valued on the LIFO basis were approximately 91% of total inventories as of June 30, 2004 and 93% of total inventories as of March 31, 2004. Inventories would have been $3.2 million higher at both June 30, 2004 and March 31 2004, if the Company valued inventories using the first-in, first-out method. Inventories are stated net of reserves for obsolescence of $2.5 million at both June 30, 2004 and March 31, 2004.

Property, Plant and Equipment
Property, plant and equipment is stated at cost. Interest cost incurred during the initial construction of buildings and rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes principally using the straight-line method over the following estimated useful lives: rental equipment 2-20 years, buildings and non-rental equipment 3-55 years. Major overhauls to rental equipment are capitalized and are amortized over the estimated period benefited. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation expense when realized. Depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., no gains or losses. During the first quarter of fiscal year 2005, the Company changed its estimates for residual values on new equipment purchases from 25% of the original cost to 20%. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed. Due to longer holding periods on trucks and the resulting increased possibility of changes in the economic environment and market condition, these estimates are subject to a greater degree of risk.

We regularly perform reviews to determine whether facts and circumstances exist which indicate that the carrying amount of assets, including estimates of residual value, may not be recoverable or that the useful life of assets is shorter or longer than originally estimated. We assess the recoverability of the cost of our assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If the remaining cost of assets is determined to be recoverable, but the useful lives are shorter or longer than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

The carrying value of surplus real estate, which is lower than market value, at the balance sheet date was $8.7 million for June 30, 2004 and $10.1 million for March 31, 2004, respectively, and is included with investments, other.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
Receivables
Accounts receivable include trade accounts from moving and self storage customers and dealers, insurance premiums and agent balances due, net of commissions payable and amounts due from ceding re-insurers, less management’s estimate of uncollectible accounts.

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

Liabilities for reported and unreported losses are based on RepWest’s historical experience and industry averages. The liability for unpaid loss adjustment expenses is based on historical ratios of loss adjustment expenses paid to losses paid. Amounts recoverable from re-insurers on unpaid losses are estimated in a manner consistent with the claim liability associated with the reinsured policy. Adjustments to the liability for unpaid losses and loss expenses as well as amounts recoverable from re-insurers on unpaid losses are charged or credited to expense in the periods in which they are made.

Revenue Recognition
Rental revenue is recognized for the period that trucks and moving equipment are rented. Storage space revenue is recognized as rental receipts are collected. Product sales are recognized at the time that title passes and the customer accepts delivery. Insurance premiums are recognized over the policy periods. Interest and investment income are recognized as earned.

Advertising
Advertising costs are expensed as incurred. Advertising expense was $7.3 million in the first quarter of fiscal year 2005 and $8.2 million in the first quarter of fiscal year 2004.

Deferred Policy Acquisition Costs
Commissions and other costs which fluctuate with, and are primarily related to, the production of future insurance premiums, are deferred. For Oxford, these costs are amortized in relation to revenue such that costs are realized as a constant percentage of revenue. For RepWest, these costs are amortized over the related contract period which generally does not exceed one year.

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

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Income Taxes
AMERCO files a consolidated tax return with all of its legal subsidiaries, except for Christian Fidelity Insurance Company, which files on a stand alone basis. SAC Holdings and its legal subsidiaries file a consolidated return, and their return is not consolidated with AMERCO. In accordance with SFAS No. 109, the provision for income taxes reflects deferred income taxes resulting primarily from changes in temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

Comprehensive Income/(Loss)
Comprehensive income/(loss) consists of net income, foreign currency translation adjustments, unrealized gains and losses on investments and fair market values of cash flow hedges, net of the related tax effects.

4. Earnings per Share
Net income for purposes of computing earnings per common share is net income minus preferred stock dividends. Preferred stock dividends include accrued dividends of AMERCO.

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:
	Quarter ended June 30,

	2004	2003

Basic and diluted earnings per common share	$1.98	$1.18
Weighted average common shares outstanding:
Basic and diluted	20,788,074	20,732,086

The weighted average common shares outstanding listed above exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released as of June 30, 2004 and June 30, 2003, respectively.

6,100,000 shares of preferred stock have been excluded from the weighted average shares outstanding calculation because they are not common stock equivalents.

5. Borrowings

Long-Term Debt
Long-term debt consisted of the following:
	June 30,	March 31,
	2004	2004

	(Unaudited)
	(In thousands)
Revolving credit facility, senior secured first lien	$64,007	$164,051
Senior amortizing notes, secured, first lien, due 2009	349,125	350,000
Senior notes, secured second lien, 9.0% interest rate, due 2009	200,000	200,000
Senior subordinated notes, secured, 12.0% interest rate, due 2011	148,646	148,646
Loan against cash surrender value of life insurance policies	17,625	17,822
Total AMERCO notes and loans payable	$779,403	$880,519

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

First Lien Senior Secured Notes
The Company has a First Lien Senior Secured credit facility, due 2009 in the amount of $550 million, with a banking syndicate led and arranged by Wells Fargo Foothill, a part of Wells Fargo & Company (the "Senior Secured Facility"). These senior notes consist of two components, a $200 million revolving credit facility (including a $50 million letter of credit sub-facility) and a $350 million amortizing term loan.

The $350 million amortizing term loan requires monthly principal payments of $291,667 and periodic interest payments, with the balance due on maturity in 2009. The interest rate per the provisions of the term loan agreement is defined as the 3-month London Inter Bank Offer Rate ("LIBOR"), plus 4.0%, the sum of which at June 30, 2004 was 5.11%. Advances under the revolving credit facility are based on a borrowing base formula which is based on a percentage of the value of our eligible real estate. On June 30, 2004, outstanding advances under the revolving credit facility totaled $64.0 million and $136.0 million was available to borrow. The interest rate per the provisions of the revolving credit facility agreement is defined as the prime rate ("Prime") plus 1.5%, the sum of which at June 30, 2004 was 5.5%. The Senior Secured Facility is secured by a first priority position in substantially all of the assets of AMERCO and its subsidiaries, except for our notes receivable from SAC Holdings, certain real estate held for sale, the capital stock of our insurance subsidiaries, real property previously mortgaged to Oxford, vehicles subject to certain lease financing arrangements, and proceeds in excess of $50 million associated with the settlement, judgment or recovery related to our litigation against PricewaterhouseCoopers (after deduction of attorneys’ fees and costs and taxes payable with respect to such proceeds).

9.0% Second Lien Senior Secured Notes
The Company issued and has outstanding $200 million aggregate principal amount of 9.0% Second Lien Senior Secured Notes due 2009. These senior notes are secured by a second priority position in the same collateral which secures our obligations under the First Lien Senior Secured Notes. No principal payments are due on the Second Lien Senior Secured Notes until maturity.

Senior Subordinated Notes
The Company issued and has outstanding $148.6 million aggregate principal amount of 12.0% senior subordinated notes due 2011 (the "Senior Subordinated Notes"). No principal payments are due on the Senior Subordinated Notes until maturity. These senior notes, which are subordinated to all of the senior indebtedness of AMERCO (including the First Lien Senior Secured Notes and the Second Lien Senior Secured Notes, both due 2009), are secured by certain assets of AMERCO, including the capital stock of our life insurance subsidiary (Oxford Life Insurance Company), certain real estate held for sale, 75% of the net proceeds in excess of $50 million associated with the settlement, judgment or recovery related to our litigation against PricewaterhouseCoopers (after deduction of attorneys’ fees and costs and taxes payable with respect to such proceeds), and payments from notes receivable from SAC Holdings having an aggregate outstanding principal balance at June 30, 2004 of $203.8 million.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Restrictive Covenants
Under the abovementioned loan agreements, we are required to comply with a number of affirmative and negative covenants. These covenants apply to the obligors, and provide that, among other things:

?   On a quarterly basis, the obligors cannot allow EBITDA minus capital expenditures (as defined) to fall below specified levels.

?   The obligors are restricted in the amount of capital expenditures that can be made in any fiscal year.

?   The obligors’ ability to incur additional indebtedness is restricted.

?   The obligors’ ability to create, incur, assume, or permit to exist any lien on or against any of the secured assets is restricted.

?   The obligors’ ability to convey, sell, lease, assign, transfer or otherwise dispose of any of the secured assets is restricted.

?   The obligors cannot enter into any merger, consolidation, reorganization, or recapitalization (subject to exceptions), and we cannot liquidate, wind up or dissolve any subsidiary that is a borrower under the abovementioned loan agreements, unless the assets of the dissolved entity are transferred to another subsidiary that is a borrower under the abovementioned loan agreements and certain other conditions are met.

?   The obligors’ ability to guarantee the obligations of our insurance subsidiaries or any third party is restricted.

?   The obligors’ ability to prepay, redeem, defease, purchase or otherwise acquire any of our indebtedness or any indebtedness of a subsidiary that is a borrower under the abovementioned loan agreements is restricted.

As of June 30, 2004 the Company was in compliance with the abovementioned covenants.

Restructuring of Synthetic Lease Agreements
On April 30, 2004, we terminated our obligations under the Synthetic Lease Agreements by selling the real property subject to the leases to a third party. Refer to note 9, "Contingent Liabilities and Commitments," for additional information about the restructuring of these leases.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Annual Maturities of AMERCO Notes and Loans Payable
The annual maturity of AMERCO’s long-term debt as of June 30, 2004 for the next five years and thereafter is as follows:

	Fiscal Years Ending

	2005	2006	2007	2008	2009	Thereafter

	(In thousands)
Notes payable, secured	$3,500	$3,500	$3,500	$3,500	$599,132	$166,271

SAC Holding II Corporation Notes and Loans Payable to Third Parties
SAC entities notes and loans payable consisted of the following:
	June 30,	March 31,

	2004	2004

	(Unaudited)
	(In thousands)
Notes payable, secured, bearing interest rates ranging from 7.87% to 9.00% due 2027	$78,372	$78,637

6. Interest on Borrowings
Interest expense was as follows:
	June 30,

	2004	2003

	(Unaudited)
	(In thousands)
Interest expense	$16,564	$19,183
Amortization of transaction costs	733	205
Interest expense resulting from SWAP/CAP agreements	147	-
Default interest	-	715

Total AMERCO interest expense	$17,444	$20,103

SAC Holding II Corporation interest expense	3,263	20,807
Less: Intercompany transactions	1,703	10,012

Total SAC Holding II Corporation interest expense	$1,560	$10,795

Consolidated interest expense	$19,004	$30,898

Interest paid in cash by AMERCO amounted to $15.4 million and $22.8 million for the first quarters of fiscal year 2005 and fiscal year 2004, respectively.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
Interest Rates
Interest rates and company borrowings were as follows:
	Revolving Credit Facility
	June 30,	March 31,
	2004	2004

	(In thousands, except interest rates)
Weighted average interest rate during the quarter/year	5.37%	6.75%
Interest rate at the end of the first fiscal quarter/year	5.33%	5.50%
Maximum amount outstanding during the quarter/year	$164,574	$205,000

Average amount outstanding during the quarter/year	$111,407	$174,267
Facility fees	$-	$1,333

7. Comprehensive Income
The components of accumulated other comprehensive income/(loss), net of tax, were as follows:
	June 30,	March 31,

	2004	2004

	(In thousands)
Accumulated foreign currency translation (loss)	$(37,141)	$(34,914)
Accumulated unrealized gain on investments	16,411	13,468
	$(20,730)	$(21,446)

A summary of accumulated comprehensive income/ (loss) components, net of tax, were as follows:
	Foreign Currency Translation	Unrealized Gain on Investments	Accumulated Other Comprehensive Income/(Loss)

	(Unaudited)
	(In thousands)
Balance at March 31, 2004	$(34,914)	13,468	(21,446)
Foreign currency translation	(2,227)	-	(2,227)
Unrealized gain on investments	-	2,943	2,943

Balance at June 30, 2004	$(37,141)	16,411	(20,730)

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

8. Reinsurance
During their normal course of business, our insurance subsidiaries assume and cede reinsurance on both a coinsurance and a risk premium basis. They also obtain reinsurance for that portion of risks exceeding their retention limits. The maximum amount of life insurance retained on any one life is $150,000.

	Direct Amount (a)	Ceded to Other Companies	Assumed from Other Companies	Net Amount (a)	Percentage of Amount Assumed to Net

	(Unaudited)
	(In thousands)
March 31, 2004 Life insurance in force	$1,516,683	557,698	2,048,938	3,007,923	68%

Premiums earned:
Life	$3,076	2,112	3,286	4,250	77%
Accident and health	25,171	2,066	4,364	27,469	16%
Annuity	777	-	764	1,541	50%
Property and casualty	9,939	1,963	1,826	9,802	19%

Total	$38,963	6,141	10,240	43,062	24%

	Direct Amount (a)	Ceded to Other Companies	Assumed from Other Companies	Net Amount (a)	Percentage of Amount Assumed to Net

	(Unaudited)
	(In thousands)
March 31, 2003 Life insurance in force	$1,719,979	752,501	2,343,287	3,310,765	71%

Premiums earned:
Life	$4,918	2,749	3,914	6,083	64%
Accident and health	27,927	3,063	5,559	30,423	18%
Annuity	885	-	325	1,210	27%
Property and casualty	33,660	13,593	6,981	27,048	26%

Total	$67,390	19,405	16,779	64,764	26%

(a) Balances are reported net of inter-segment transactions. Premiums eliminated in consolidation were as follows:

	RepWest	Oxford

	(Unaudited)
	(In thousands)
First quarter ended March 31, 2004	$-	$372
First quarter ended March 31, 2003	1,518	677

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Oxford Life Insurance Company
Oxford assumes and cedes insurance from and to other insurers and members of various reinsurance pools and associations. Reinsurance arrangements are utilized to provide greater diversification of risk and to minimize exposure on large risks. However, the original insurer retains primary liability to the policyholder should the assuming insurer not be able to meet its obligations under the reinsurance agreements.

Oxford is subject to regulation and supervision by state insurance regulatory agencies. The regulation extends to such matters as licensing companies and agents, restricting the types, quality or quantity of investments, regulating capital and surplus and actuarial reserve maintenance, setting solvency standards, filing of annual and other reports on financial condition, and regulating trade practices. State laws also regulate transactions and dividends between an insurance company and its parent or affiliates, and generally require prior approval or notification for any change in control of the insurance subsidiary.

Oxford is in compliance with the NAIC minimum risk-based capitalization (RBC) requirements

9. Contingent Liabilities and Commitments
The Company leases a portion of its rental equipment and certain of its facilities under operating leases with terms that expire at various dates substantially through 2034. At June 30, 2004, AMERCO has guaranteed $235.3 million of residual values for these assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, the Company has the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. AMERCO has been leasing equipment since 1987 and has had no material shortfall in proceeds from the sale of underlying assets.

Lease commitments for leases having terms of more than one year as of June 30, 2004, were as follows:

	Property Plant and Equipment	Rental Equipment	Total

	(In thousands)
Year-ending:
2005	$11,208	$114,083	$125,291
2006	10,951	89,880	100,831
2007	10,781	71,238	82,019
2008	10,526	26,757	37,283
2009	10,310	8,918	19,228
Thereafter	50,927	5,768	56,695

Total	$104,703	$316,644	$421,347

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

W. P. Carey Transaction
In 1999, AMERCO, U-Haul International, Inc. and Amerco Real Estate Company entered into financing agreements for the purchase and construction of self-storage facilities with the Bank of Montreal and Citibank (the "synthetic leases"). Title to the real property subject to these leases was held in the name of off balance sheet special purpose entities. As of March 31, 2003, we had obligations outstanding of $254 million under the synthetic leases, of which $117 million represented properties qualifying as operating leases and $137 million represented properties qualifying as capital leases.

As part of our overall Chapter 11 plan of reorganization, these leases were amended and restated on March 15, 2004. As a result, we paid down approximately $31 million of lease obligations and entered into a lease with a three year term, with four one year renewal options. After such pay down, our lease obligation under the amended and restated synthetic leases was approximately $218.5 million. The amended and restated terms of the synthetic lease caused it to become a capital lease. Consequently, we capitalized these leased properties as an asset and reported the corresponding lease obligation as a liability at March 31, 2004.

On April 30, 2004, the amended and restated leases were terminated, the properties underlying these leases were sold to UH Storage (DE) Limited Partnership, a W.P. Carey affiliate ("UH Storage") and U-Haul entered into a ten year operating lease with UH Storage for a portion of each property (the portion of the property that relates to U-Haul’s truck and trailer rental and moving supply sales businesses). The remainder of each property (the portion of the property that relates to self-storage) was leased from UH Storage to Mercury Partners, LP ("Mercury") an entity controlled by Mark V. Shoen, pursuant to a 20 year lease. These events are referred to as the "W.P. Carey Transaction." Because completion of the W.P. Carey Transaction was subject to Bankruptcy Court approval and the approval of our senior secured lenders, this transaction was not reflected on our March 31, 2004 balance sheet (although disclosure about the transaction was included in our 2004 Form 10-K).

On April 29, 2004, the Bankruptcy Court and our senior secured lenders approved the W.P. Carey Transaction and the transaction was funded as of April 30, 2004. As a result of the W.P. Carey Transaction, we no longer have a capital lease related to these properties. The terms of the W.P. Carey Transaction provide for us to be reimbursed for capital improvements we previously made to these properties, subject to conditions, which we expect will occur over approximately the next 21 months.

As part of the W.P. Carey Transaction, U-Haul entered into arrangements to manage these properties (including the properties leased by Mercury Partners). These management arrangements will allow us to continue to operate the properties as part of the U-Haul moving and self-storage system.

U-Haul’s annual lease payments under the new lease are approximately $10 million per year, with CPI inflation adjustments beginning in the sixth year of the lease. The lease term is ten years, with a renewal option for an additional ten years. Upon closing of the W.P. Carey Transaction, we made a $5 million security deposit, which will be refunded to us at the end of the lease term. We also made a deposit to UH Storage totaling approximately $23 million, which is to be refunded to us at the earlier of attainment by the properties of certain earn-out milestones, or the end of the lease term.

The property management agreement we entered into with Mercury provides that Mercury will pay U-Haul a fee equal to 4% of the gross self-storage rental revenues generated by the properties, plus a bonus of up to 6% of gross self-storage rental revenues based on specified performance levels. During the first quarter of fiscal year 2005, U-Haul received $0.2 million in management fees from Mercury.

As a result of the closing of the W.P. Carey Transaction, we received net proceeds (after deduction of transaction fees) of approximately $71 million. From this amount, we made deposits of approximately $28 million (as discussed above) plus deposits of approximately $3 million for future property taxes and insurance included in other assets on the balance sheet.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
10. Contingencies

Kocher
On July 20, 2000, Charles Kocher (Kocher) filed suit in Wetzel County, West Virginia, Civil Action No. 00-C-51-K, entitled Charles Kocher v. Oxford Life Insurance Co. (Oxford) seeking compensatory and punitive damages for breach of contract, bad faith and unfair claims settlement practices arising from an alleged failure of Oxford to properly and timely pay a claim under a disability and dismemberment policy. On March 22, 2002, the jury returned a verdict of $5 million in compensatory damages and $34 million in punitive damages. On November 5, 2002, the trial court entered an Order (Order) affirming the $39 million jury verdict and denying Oxford’s motion for New Trial Or, in The Alternative, Remittitur. Oxford perfected its appeal to the West Virginia Supreme Court. On January 27, 2004, the matter was argued before the West Virginia Supreme Court and taken under advisement. On June 17, 2004 the West Virginia Supreme Court reversed and vacated the punitive damages award and remanded the case for a new trial on punitive damages. Oxford has filed for a re-hearing of the compensatory damages portion of the verdict with the West Virginia Supreme Court. The Company has accrued $725,000, which represents management’s best estimate of the costs associated with legal fees to appeal and re-try the case. The Company has notified its E & O carrier of the West Virginia Supreme Court’s ruling. The E&O carrier is disputing coverage in a declaratory judgment action against Oxford.

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

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
Article Four Trust
AMERCO is a defendant in four putative class action lawsuits. Article Four Trust v. AMERCO, et al., District of Nevada, United States District Court, Case No. CV-N-03-0050-DWH-VPC. Article Four Trust, a purported AMERCO shareholder, commenced this action on January 28, 2003 on behalf of all persons and entities who purchased or acquired AMERCO securities between February 12, 1998 and September 26, 2002. The Article Four Trust action alleges one claim for violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder. Mates v. AMERCO, et al., United States District Court, District of Nevada, Case No. CV-N-03-0107. Maxine Mates, an AMERCO shareholder, commenced this putative class action on behalf of all persons and entities who purchased or acquired AMERCO securities between February 12, 1998 and September 26, 2002. The Mates action asserts claims under section 10(b) and Rule 10b-5, and section 20(a) of the Securities Exchange Act. Klug v. AMERCO, et al., United States District Court of Nevada, Case No. CV-S-03-0380. Edward Klug, an AMERCO shareholder, commenced this putative class action on behalf of all persons and entities who purchased or acquired AMERCO securities between February 12, 1998 and September 26, 2002. The Klug action asserts claims under section 10(b) and Rule 10b-5 and section 20(a) of the Securities Exchange Act. IG Holdings v. AMERCO, et al., United States District Court, District of Nevada, Case No. CV-N-03-0199. IG Holdings, an AMERCO bondholder, commenced this putative class action on behalf of all persons and entities who purchased, acquired, or traded AMERCO bonds between February 12, 1998 and September 26, 2002, alleging claims under section 11 and section 12 of the Securities Act of 1933 and section 10(b) and Rule 10b-5, and section 20(a) of the Securities Exchange Act. Each of these four securities class actions allege that AMERCO engaged in transactions with SAC entities that falsely improved AMERCO’s financial statements and that AMERCO failed to disclose the transactions properly. The actions are at a very early stage. The Klug action has not been served. In the other three actions, AMERCO does not currently have a deadline by which it must respond to the complaints. Management intends to defend these cases vigorously.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Securities and Exchange Commission
The Securities and Exchange Commission ("SEC") has issued a formal order of investigation to determine whether the Company has violated the Federal Securities laws. On January 7, 2003, the Company received the first of several subpoenas issued by the SEC to the Company. SAC Holdings, the Company’s current and former auditors and others have also received subpoenas relating to this matter. The Company is cooperating with the SEC and is facilitating the expeditious review of its financial statements and any other issues that may arise. The Company has produced a substantial number of documents to the SEC and continues to respond to requests for additional documents. Notwithstanding the Company’s ongoing document production, on March 5, 2004, the SEC commenced an action against the Company in the United States District Court for the District of Nevada seeking an order compelling the Company to comply with the SEC’s document requests ("Subpoena Enforcement Action"). The Company disputes whether there was any basis for the Subpoena Enforcement Action in light of the Company’s ongoing efforts to comply with the SEC’s subpoena requests. Moreover, since then, the Company has obtained an order from the Bankruptcy Court overseeing the Company’s Chapter 11 proceedings that AMERCO complied with the SEC’s subpoenas at issue. The SEC recently filed a motion for reconsideration of this order, which AMERCO will oppose.

Environmental
A subsidiary of U-Haul, INW Company ("INW") owns one property located within two different state hazardous substance sites in the State of Washington. The sites are referred to as the "Yakima Valley Spray Site" and the "Yakima Railroad Area". INW has been named as a "potentially liable party" under state law with respect to this property as it relates to both sites. As a result of the cleanup costs of approximately $5 million required by the State of Washington, INW filed for reorganization under the federal bankruptcy laws in May of 2001. The potentially liable parties, including INW, have agreed to share the cost of the environmental cleanup necessary at the Yakima site. INW’s percentage share of the cost is 17% or $879,000. Due to the bankrupt status of INW, U-Haul has agreed to be responsible for paying INW’s share, of which $706,000 has been paid through May 21, 2004.

In the normal course of business, AMERCO is a defendant in a number of suits and claims. AMERCO is also a party to several administrative proceedings arising from state and local provisions that regulate the removal and/or cleanup of underground fuel storage tanks. It is the opinion of management that none of these suits, claims or proceedings involving AMERCO, individually or in the aggregate, are expected to result in a material loss.

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

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

11. Related Party Transactions
AMERCO has engaged in related party transactions, and has continuing related party interests with certain major stockholders, directors and officers of the consolidating group as disclosed below. Management believes that the transactions described below and in the related notes were consummated on terms equivalent to those that would prevail in arm’s-length transactions.

During the first quarter of fiscal year 2005, a subsidiary of the Company held various unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. The Company does not have an equity ownership interest in SAC Holdings, except for minority investments made by RepWest and Oxford in a SAC Holdings-controlled limited partnership which holds Canadian self-storage properties. The Company received cash interest payments of $4.4 million, from SAC Holdings during the first quarter of fiscal year 2005. The largest aggregate amount of notes receivable outstanding during the first quarter of fiscal year 2005 and the aggregate notes receivable balance at June 30, 2004 was $203.8 million. Interest accrues on the outstanding principal balance of junior notes of SAC Holdings that the Company holds at a stated rate of basic interest. A fixed portion of that basic interest is paid on a monthly basis. Additional interest is paid on the same payment date based on the amount of remaining basic interest and of the cash flow generated by the underlying property. This amount is referred to as the "cash flow-based calculation." To the extent that this cash flow-based calculation exceeds the amount of remaining basic interest, contingent interest is paid on the same monthly date as the fixed portion of basic interest. To the extent that the cash flow-based calculation is less than the amount of remaining basic interest, the additional interest payable on the applicable monthly date is limited to the amount of that cash flow-based calculation. In such a case, the excess of the remaining basic interest over the cash flow-based calculation is deferred. In addition, subject to certain contingencies, the junior notes provide that the holder of the note is entitled to receive 90% of the appreciation realized upon, among other things, the sale of such property by SAC Holdings.

The Company currently manages the self-storage properties owned by SAC Holdings, Mercury, 4 SAC and 5 SAC pursuant to a standard form of management agreement, under which the Company receives a management fee between 4% and 6% of the gross receipts. The Company received management fees of $3.7 million during the first quarter of fiscal year 2005. This management fee is consistent with the fees received for other properties the Company manages for third parties.

RepWest and Oxford currently hold a 46% limited partnership interest in Securespace Limited Partnership ("Securespace"), a Nevada limited partnership. A SAC Holdings subsidiary serves as the general partner of Securespace and owns a 1% interest. Another SAC Holdings subsidiary owns the remaining 53% limited partnership interest in Securespace. Securespace was formed by SAC Holdings to be the owner of various Canadian self-storage properties.

During the first quarter of fiscal year 2005, the Company leased space for marketing company offices, vehicle repair shops and hitch installation centers owned by subsidiaries of SAC Holdings. Total lease payments pursuant to such leases were $0.6 million during the first quarter of fiscal year 2005. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At June 30, 2004, subsidiaries of SAC Holdings, 4 SAC, 5 SAC and 19 SAC acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with subsidiaries of SAC Holdings are substantially identical to the terms of those with the Company’s other independent dealers. During the first quarter of fiscal year 2005, the Company paid the above mentioned entities $8.9 million in commissions pursuant to such dealership contracts.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

SAC Holdings were established in order to acquire self-storage properties. These properties are being managed by the Company pursuant to management agreements. The sale of self-storage properties by the Company to SAC Holdings has in the past provided significant cash flows to the Company and the Company’s outstanding loans to SAC Holdings entitle the Company to participate in SAC Holdings’ excess cash flows (after senior debt service). However, in connection with SAC Holdings’ issuance of the New SAC Holdings Notes to AMERCO’s creditors in AMERCO’s Chapter 11 proceeding, certain SAC Holdings notes payable to the Company were eliminated thereby extinguishing the participation in certain SAC entity excess cash flows.

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

Independent fleet owners own approximately 4% of all U-Haul rental trailers and 0.01% of certain other rental equipment. There are approximately 1,290 independent fleet owners, including certain officers, directors, employees and stockholders of AMERCO. Such AMERCO officers, directors, employees and stockholders owned less than 1% of all U-Haul rental trailers during the first quarter of fiscal years 2005 and 2004, respectively. All rental equipment is operated under contract with U-Haul whereby U-Haul administers the operations and marketing of such equipment and in return receives a percentage of rental fees paid by customers. Based on the terms of various contracts, rental fees are distributed to U-Haul (for services as operators), to the fleet owners (including certain subsidiaries and related parties of U-Haul) and to rental dealers (including Company-operated U-Haul Centers).

In February 1997, AMERCO, through its insurance subsidiaries, invested in the equity of Private Mini Storage Realty, L.P. (Private Mini), a Texas-based self-storage operator. RepWest invested $13.5 million and had a direct 30.6% interest an indirect 13.2% interest. Oxford invested $11 million and had a direct 24.9% interest and an indirect 10.8% interest. U-Haul is a 50% owner of Storage Realty L.L.C., which serves as the general partner and has a direct 1% interest in Private Mini. During 1997, Private Mini secured a $225.0 million line of credit with a financing institution, which was subsequently reduced in accordance with its terms to $125.0 million in December 2001. Under the terms of this credit facility, AMERCO entered into a support party agreement with Private Mini whereby upon default or noncompliance with debt covenants by Private Mini, AMERCO assumes responsibility to fulfill all obligations related to the credit facility.

At March 31, 2002 AMERCO had become contingently liable under the terms of the support agreement for Private Mini. This guarantee is still in place at June 30, 2004. This resulted in AMERCO increasing other liabilities by $55.0 million and increasing our receivable from Private Mini by $55.0 million. As of March 15, 2004, AMERCO paid $55.0 million as part of its bankruptcy reorganization. Interest from Private Mini, on the $55 million payment to Chase, is being recorded and received by AMERCO on a regular basis.

Under the terms of FIN 45, the Company recognized a liability in the amount of $70.0 million, which is management’s estimate of the remaining liability associated with the guarantee. This resulted in AMERCO increasing other liabilities by $70.0 million and increasing our receivable from Private Mini by $70.0 million.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

12. Consolidating Financial Information by Industry Segment
AMERCO has three reportable segments represented by Moving and Self-Storage operations (U-Haul and Real Estate), Property and Casualty Insurance (RepWest) and Life Insurance (Oxford). SAC Holdings is part of the Moving and Self-Storage segment, but is not a part of the group obligated under the AMERCO debt agreement. Management tracks revenues separately, but does not report any separate measure of the profitability of rental vehicles, rentals of self-storage spaces and sales of products that are required to be classified as a separate operating segment and accordingly does not present these as separate segments. Deferred income taxes are shown as liabilities on the consolidating statements.

The notes of the Company are fully and unconditionally guaranteed, jointly and severally, by all of AMERCO’s legal subsidiaries, except for our insurance company subsidiaries and except for SAC Holdings. Footnote 12 includes condensed consolidating financial information which presents the Condensed Consolidating Balance Sheets as of June 30, 2004 and 2003 and the related Condensed Consolidating Statements of Earnings and Condensed Consolidating Cash Flow Statements for the first quarters ended June 30, 2004 and 2003 for:

(a)   AMERCO,
(b)   the guarantor subsidiaries (comprised of AMERCO, U-Haul and Amerco Real Estate Company and each of their respective subsidiaries);
(c)   the nonguarantor subsidiaries (comprised of Oxford and RepWest and each of their respective subsidiaries); and
(d)   SAC Holdings.

The information includes elimination entries necessary to consolidate AMERCO, the parent, with the guarantor and non-guarantor subsidiaries.

Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor and non-guarantor subsidiaries are presented on a combined basis.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
12. Consolidating balance sheets by industry segment as of June 30, 2004 are as follows:

	Obligated Group

	AMERCO	U-Haul	Real Estate	Eliminations			Obligated Group Consolidated

	(Unaudited)
Assets:	(In thousands)
Cash and cash equivalents	$27	$48,904	$1,858	$-			$50,789
Trade receivables, net	-	11,091	16,322	-			27,413
Notes and mortgage receivables, net	-	3,218	1,545	-			4,763
Inventories, net	-	53,578	-	-			53,578
Prepaid expenses	4,956	16,866	-	-			21,822
Investments, fixed maturities	-	-	-	-			-
Investments, other	-	-	-	-			-
Deferred policy acquisition costs, net	-	-	-	-			-
Other assets	22,335	67,791	3,070	-			93,196
Related party assets	516,739	519,864	12,626	(646,330)	(d	)	402,899

	544,057	721,312	35,421	(646,330)			654,460

Investment in Subsidiaries	1,193,319	-	-	(897,732)	(c	)	295,587
Investment in SAC	(12,550)	-	-	-			(12,550)

Total investment in subsidiaries	1,180,769	-	-	(897,732)			283,037

Property, plant and equipment, at cost:
Land	-	21,111	137,507	-			158,618
Buildings and improvements	-	79,816	603,500	-			683,316
Furniture and equipment	413	275,652	18,145	-			294,210
Rental trailers and other rental equipment	-	167,526	-	-			167,526
Rental trucks	-	1,244,346	-	-			1,244,346
SAC Holdings - property, plant and equipment	-	-	-	-			-

	413	1,788,451	759,152	-			2,548,016
Less: Accumulated depreciation	(355)	(1,060,139)	(267,066)	-			(1,327,560)

Total property, plant and equipment	58	728,312	492,086	-			1,220,456

Total assets	$1,724,884	$1,449,624	$527,507	$(1,544,062)			$2,157,953

[Additional columns below]

[Continued from above table, first column(s) repeated]

	AMERCO Legal Group					AMERCO as Consolidated

	Property and Casualty Insurance(a)	Life Insurance(a)	Eliminations			AMERCO Consolidated	SAC Moving and Storage Operations	Eliminations			Total Consolidated

	(In thousands)
Assets:	(Unaudited)
Cash and cash equivalents	$-	$1,699	$-			$52,488	$683	$-			$53,171
Trade receivables, net	204,481	16,999	-			248,893	-	-			248,893
Notes and mortgage receivables, net	-	-	-			4,763	-	-			4,763
Inventories, net	-	-	-			53,578	440	-			54,018
Prepaid expenses	-	-	-			21,822	53	-			21,875
Investments, fixed maturities	129,370	580,047	-			709,417	-	-			709,417
Investments, other	143,345	203,307	-			346,652	-	-			346,652
Deferred policy acquisition costs, net	2,557	67,235	-			69,792	-	-			69,792
Other assets	2,507	905	-			96,608	4,972	-			101,580
Related party assets	102,561	32,619	(136,217)	(d	)	401,862	-	(85,048)	(d	)	316,814

	584,821	902,811	(136,217)			2,005,875	6,148	(85,048)			1,926,975

Investment in Subsidiaries	-	-	(295,587)	(c	)	-	-	-			-
Investment in SAC	-	-	-			(12,550)	-	12,550	(c	)	-

Total investment in subsidiaries	-	-	(295,587)			(12,550)	-	12,550			-

Property, plant and equipment, at cost:
Land	-	-	-			158,618	-	-			158,618
Buildings and improvements	-	-	-			683,316	-	-			683,316
Furniture and equipment	-	-	-			294,210	-	-			294,210
Rental trailers and other rental equipment	-	-	-			167,526	-	-			167,526
Rental trucks	-	-	-			1,244,346	-	-			1,244,346
SAC Holdings - property, plant and equipment (b)	-	-	-			-	152,669	(74,212)	(e	)	78,457

-		-	-			2,548,016	152,669	(74,212)			2,626,473
Less: Accumulated depreciation	-	-	-			(1,327,560)	(5,738)	8,684	(e	)	(1,324,614)

Total property, plant and equipment	-	-	-			1,220,456	146,931	(65,528)			1,301,859

Total assets	$584,821	$902,811	$(431,804)			$3,213,781	$153,079	$(138,026)			$3,228,834

(a) Balances as of March 31, 2004
(b) Included in this caption is land of $57,123, buildings and improvements of $95,392, and furniture and equipment of $154
(c) Eliminate investment in subsidiaries
(d) Eliminate intercompany receivables and payables
(e) Eliminate gain on sale of property from U-Haul to SAC

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
12.  Consolidating balance sheets by industry segment as of June 30, 2004 are as follows (continued):

	Obligated Group

	AMERCO	U-Haul	Real Estate	Eliminations			Obligated Group Consolidated

	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$192,819	$295,783	$2,340	$(116,634)			$374,308
Capital leases	-	-	-	-			-
AMERCO's notes and loans payable	783,216	17,677	2	-			800,895
SAC Holdings' notes and loans payable	-	-	-	-			-
Policy benefits and losses, claims and loss expenses payable	-	221,117	-	-			221,117
Liabilities from investment contracts	-	-	-	-			-
Other policyholders' funds and liabilities	-	-	-	-			-
Deferred income	-	24,382	-	-			24,382
Deferred income taxes	152,910	244,628	94,914	(339,542)	(d	)	152,910
Other liabilities	-	-	190,154	(190,154)	(d	)	-

Total liabilities	1,128,945	803,587	287,410	(646,330)			1,573,612

Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-			-
Series B preferred stock	-	-	-	-			-
Series A common stock	1,416	-	-	-			1,416
Common Stock	9,081	540	-	(540)	(c	)	9,081
Additional paid in-capital	395,803	121,230	147,481	(268,711)	(c	)	395,803
Accumulated other comprehensive income/(loss)	(20,730)	(37,141)	-	37,141	(c	)	(20,730)

Retained earnings	628,461	573,006	92,616	(665,622)	(c	)	628,461
Cost of common shares in treasury, net	(418,092)	-	-	-			(418,092)
Unearned employee stock ownership plan shares	-	(11,598)	-	-			(11,598)

Total stockholders' equity	595,939	646,037	240,097	(897,732)			584,341

Total liabilities and stockholders' equity	$1,724,884	$1,449,624	$527,507	$(1,544,062)			$2,157,953

[Additional columns below]

[Continued from above table, first column(s) repeated]
	AMERCO Legal Group					AMERCO as Consolidated

	Property and Casualty Insurance(a)	Life Insurance(a)	Eliminations			AMERCO Consolidated	SAC Moving and Storage Operations	Eliminations			Total Consolidated

	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$1,926	$6,981	$(65,272)	(d	)	$317,943	$15,133	$(9,960)	(d	)	$323,116
Capital leases	-	-	-			-	-	-			-
AMERCO's notes and loans payable	-	-	(21,492)	(d	)	779,403	-	-			779,403
SAC Holdings' notes and loans payable	-	-	-			-	153,460	(75,088)	(d	)	78,372
Policy benefits and losses, claims and loss expenses payable	393,559	173,664	-			788,340	-	-			788,340
Liabilities from investment contracts	-	548,595	-			548,595	-	-			548,595
Other policyholders' funds and liabilities	15,987	14,748	(7,000)	(d	)	23,735	-	-			23,735
Deferred income	15,229	14,279	-			53,890	589	-			54,479
Deferred income taxes	(10,607)	6,303	(31,072)	(d	)	117,534	(3,553)	(27,355)	(d	)	86,626
Other liabilities	-	11,381	(11,381)	(d	)	-	-	-			-

Total liabilities	416,094	775,951	(136,217)			2,629,440	165,629	(112,403)			2,682,666

Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-			-	-	-			-
Series B preferred stock	-	-	-			-	-	-			-
Series A common stock	-	-	-			1,416	-	-			1,416
Common Stock	3,300	2,500	(5,800)	(c	)	9,081	-	-			9,081
Additional paid in-capital	70,023	16,435	(86,458)	(c	)	395,803	-	(46,071)	(c	)	349,732
Accumulated other comprehensive income/(loss)	6,424	10,795	(17,219)	(c	)	(20,730)	-	-			(20,730)

Retained earnings	88,980	97,130	(186,110)	(c	)	628,461	(12,550)	20,448	(c	)	636,359
Cost of common shares in treasury, net	-	-	-			(418,092)	-	-			(418,092)
Unearned employee stock ownership plan shares	-	-	-			(11,598)	-	-			(11,598)

Total stockholders' equity	168,727	126,860	(295,587)			584,341	(12,550)	(25,623)			546,168

Total liabilities and stockholders' equity	$584,821	$902,811	$(431,804)			$3,213,781	$153,079	$(138,026)			$3,228,834

(a) Balances as of March 31, 2004
(b) Not used
(c) Eliminate investment in subsidiaries
(d) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
12.  Consolidating balance sheets by industry segment as of March 31, 2004 are as follows:

	Obligated Group

	AMERCO	U-Haul	Real Estate	Eliminations			Obligated Group Consolidated

Assets:	(In thousands)
Cash and cash equivalents	$-	$64,717	$661	$-			$65,378
Trade receivables, net	-	13,404	14,856	-			28,260
Notes and mortgage receivables, net	-	2,973	1,564	-			4,537
Inventories, net	-	51,922	-	-			51,922
Prepaid expenses	81	12,947	2	-			13,030
Investments, fixed maturities	-	-	-	-			-
Investments, other	-	-	-	-			-
Deferred policy acquisition costs, net	-	-	-	-			-
Other assets	26,001	26,762	2,989	-			55,752
Related party assets	531,458	397,406	13,300	(551,450)	(d	)	390,714

	557,540	570,131	33,372	(551,450)			609,593

Investment in subsidiaries	1,137,579	-	-	(847,545)	(c	)	290,034
Investment in SAC	(12,427)	-	-	-			(12,427)

Total investment in subsidiaries	1,125,152	-	-	(847,545)			277,607

Property, plant and equipment, at cost:
Land	-	20,923	137,671	-			158,594
Buildings and improvements	-	271,223	603,762	-			874,985
Furniture and equipment	413	274,600	18,102	-			293,115
Rental trailers and other rental equipment	-	159,586	-	-			159,586
Rental trucks	-	1,219,002	-	-			1,219,002
SAC Holdings - property, plant and equipment	-	-	-	-			-

	413	1,945,334	759,535	-			2,705,282
Less: Accumulated depreciation	(353)	(1,069,605)	(265,279)	-			(1,335,237)

Total property, plant and equipment	60	875,729	494,256	-			1,370,045

Total assets	$1,682,752	$1,445,860	$527,628	$(1,398,995)			$2,257,245

[Additional columns below]

[Continued from above table, first column(s) repeated]
	AMERCO Legal Group					AMERCO as Consolidated

	Property and Casualty Insurance(a)	Life Insurance(a)	Eliminations			AMERCO Consolidated	SAC Moving and Storage Operations	Eliminations			Total Consolidated

Assets:	(In thousands)
Cash and cash equivalents	$-	$15,168	$-			$80,546	$1,011	$-			$81,557
Trade receivables, net	223,747	16,379	-			268,386	-	-			268,386
Notes and mortgage receivables, net	-	-	-			4,537	-	-			4,537
Inventories, net	-	-	-			51,922	880	-			52,802
Prepaid expenses	-	-	-			13,030	142	-			13,172
Investments, fixed maturities	148,903	560,450	-			709,353	-	-			709,353
Investments, other	143,163	204,374	-			347,537	-	-			347,537
Deferred policy acquisition costs, net	3,843	73,096	-			76,939	-	-			76,939
Other assets	3,686	1,000	-			60,438	4,633	-			65,071
Related party assets	104,543	50,187	(155,341)	(d	)	390,103	-	(85,657)	(d	)	304,446

	627,885	920,654	(155,341)			2,002,791	6,666	(85,657)			1,923,800

Investment in subsidiaries	-	-	(290,034)	(c	)	-	-	-			-
Investment in SAC	-	-	-			(12,427)	-	12,427	(c	)	-

Total investment in subsidiaries	-	-	(290,034)			(12,427)	-	12,427			-

Property, plant and equipment, at cost:
Land	-	-	-			158,594	-	-			158,594
Buildings and improvements	-	-	-			874,985	-	-			874,985
Furniture and equipment	-	-	-			293,115	-	-			293,115
Rental trailers and other rental equipment	-	-	-			159,586	-	-			159,586
Rental trucks	-	-	-			1,219,002	-	-			1,219,002
SAC Holdings - property, plant and equipment (b)	-	-	-			-	152,575	(74,212)	(e	)	78,363

-		-	-			2,705,282	152,575	(74,212)			2,783,645
Less: Accumulated depreciation	-	-	-			(1,335,237)	(5,147)	8,544	(e	)	(1,331,840)

Total property, plant and equipment	-	-	-			1,370,045	147,428	(65,668)			1,451,805

Total assets	$627,885	$920,654	$(445,375)			$3,360,409	$154,094	$(138,898)			$3,375,605

(a) Balance as of December 31, 2003
(b) Included in this caption is land of $57,123, buildings and improvements of $95, 326, and furniture and equipment of $126
(c) Eliminate investment in subsidiaries
(d) Eliminate intercompany receivables and payables
(e) Eliminate gain on sale of property from U-Haul to SAC

              AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.  Consolidating balance sheets by industry segment as of March 31, 2004 are as follows (continued):
	Obligated Group

	AMERCO	U-Haul	Real Estate	Eliminations			Obligated Group Consolidated

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$80,775	$276,784	$2,619	$-			$360,178
Capital leases	-	99,609	-	-			99,609
AMERCO's notes and loans payable	884,193	17,892	3	-			902,088
SAC Holdings' notes and loans payable	-	-	-	-			-
Policy benefits and losses, claims and loss expenses payable	-	206,595	-	-			206,595
Liabilities from investment contracts	-	-	-	-			-
Other policyholders' funds and liabilities	-	-	-	-			-
Deferred income	-	21,278	36	-			21,314
Deferred income taxes	163,652	222,188	94,914	(355,399)	(d	)	125,355
Other liabilities	-	-	196,051	(196,051)	(d	)	-

Total liabilities	1,128,620	844,346	293,623	(551,450)			1,715,139
Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-			-
Series B preferred stock	-	-	-	-			-
Series A common stock	1,416	-	-	-			1,416
Common Stock	9,081	540	1	(541)	(c	)	9,081
Additional paid in-capital	395,803	121,230	147,481	(268,711)	(c	)	395,803
Accumulated other comprehensive income/(loss)	(21,446)	(34,913)	-	34,913	(c	)	(21,446)
Retained earnings	587,370	526,683	86,523	(613,206)	(c	)	587,370
Cost of common shares in treasury, net	(418,092)	-	-	-			(418,092)
Unearned employee stock ownership plan shares	-	(12,026)	-	-			(12,026)

Total stockholders' equity	554,132	601,514	234,005	(847,545)			542,106

Total liabilities and stockholders' equity	$1,682,752	$1,445,860	$527,628	$(1,398,995)			$2,257,245

[Additional columns below]

[Continued from above table, first column(s) repeated]
	AMERCO Legal Group					AMERCO as Consolidated

	Property and Casualty Insurance(a)	Life Insurance(a)	Eliminations			AMERCO Consolidated	SAC Moving and Storage Operations	Eliminations			Total Consolidated

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$734	$5,522	$(90,972)	(d	)	$275,462	$15,703	$(10,569)	(d	)	$280,596
Capital leases	-	-	-			99,609	-	-			99,609
AMERCO's notes and loans payable	-	-	(21,569)	(d	)	880,519	-	-			880,519
SAC Holdings' notes and loans payable	-	-	-			-	153,725	(75,088)	(d	)	78,637
Policy benefits and losses, claims and loss expenses payable	436,593	177,550	(7,000)	(d	)	813,738	-	-			813,738
Liabilities from investment contracts	-	574,745	-			574,745	-	-			574,745
Other policyholders' funds and liabilities	18,369	10,363	-			28,732	-	-			28,732
Deferred income	15,229	14,279	-			50,822	561	-			51,383
Deferred income taxes	(12,080)	5,953	(24,552)	(d	)	94,676	(3,468)	(27,408)	(d	)	63,800
Other liabilities	-	11,248	(11,248)	(d	)	-	-	-			-

Total liabilities	458,845	799,660	(155,341)			2,818,303	166,521	(113,065)			2,871,759
Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-			-	-	-			-
Series B preferred stock	-	-	-			-	-	-			-
Series A common stock	-	-	-			1,416	-	-			1,416
Common Stock	3,300	2,500	(5,800)	(c	)	9,081	-	-			9,081
Additional paid in-capital	70,023	16,435	(86,458)	(c	)	395,803	-	(46,071)	(c	)	349,732
Accumulated other comprehensive income/(loss)	6,975	7,299	(14,274)	(c	)	(21,446)	-	-			(21,446)
Retained earnings	88,742	94,760	(183,502)	(c	)	587,370	(12,427)	20,238	(c	)	595,181
Cost of common shares in treasury, net	-	-	-			(418,092)	-	-			(418,092)
Unearned employee stock ownership plan shares	-	-	-			(12,026)	-	-			(12,026)

Total stockholders' equity	169,040	120,994	(290,034)			542,106	(12,427)	(25,833)			503,846

Total liabilities and stockholders' equity	$627,885	$920,654	$(445,375)			$3,360,409	$154,094	$(138,898)			$3,375,605

(a) Balances as of December 31, 2003
(b) Not used
(c) Eliminate investment on subsidiaries
(d) Eliminated intercompany receivables and payables

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
12.  Consolidating statement of operations by industry segment for the quarter ended June 30, 2004 are as follows:

	Obligated Group

	AMERCO	U-Haul	Real Estate	Eliminations			Obligated Group Consolidated

	(Unaudited)
	(In thousands)
Revenues:
Rental revenue	$-	$425,380	$14,807	$(15,477)	(b	)	$424,710
Net sales	-	56,894	15	-			56,909
Premiums	-	-	-	-			-
Net investment and interest income	4,769	5,960	27	-			10,756

Total revenues	4,769	488,234	14,849	(15,477)			492,375
Costs and expenses:
Operating expenses	6,771	269,728	2,030	(15,477)	(b	)	263,052
Commission expenses	-	49,322	-	-			49,322
Cost of sales	-	26,008	8	-			26,016
Benefits and losses	-	-	-	-			-
Amortization of deferred policy acquisition costs	-	-	-	-			-
Lease expense	22	40,739	23	-			40,784
Depreciation, net	7	26,465	1,078	-			27,550

Total costs and expenses	6,800	412,262	3,139	(15,477)			406,724
Equity in earnings of AREC, UHI, RWIC & OLIC	55,024	-	-	(52,416)	(f	)	2,608
Equity in earnings of SAC	(123)	-	-	-			(123)

Total - equity earnings in subsidiaries	54,901	-	-	(52,416)			2,485

Earnings (losses) from operations	52,870	75,972	11,710	(52,416)			88,136
Interest expense	14,671	1,126	1,647	-			17,444

Pretax earnings (loss)	38,199	74,846	10,063	(52,416)			70,692
Income tax benefit (expense)	6,133	(28,523)	(3,970)	-			(26,360)

Net earnings (loss)	44,332	46,323	6,093	(52,416)			44,332
Less: Preferred stock dividends	(3,241)	-	-	-			(3,241)

Earnings (loss) available to common shareholders	$41,091	$46,323	$6,093	$(52,416)			$41,091

[Additional columns below]

[Continued from above table, first column(s) repeated]
	AMERCO Legal Group					AMERCO as Consolidated

	Property and Casualty Insurance(a)	Life Insurance(a)	Eliminations			AMERCO Consolidated	SAC Moving and Storage Operations	Eliminations			Total Consolidated

	(Unaudited)
	(In thousands)
Revenues:
Rental revenue	$-	$-	$(1,757)	(b	)	$422,953	$7,009	$(3,330)	(b	)	$426,632
Net sales	-	-	-			56,909	4,337	-			61,246
Premiums	9,802	33,632	(372)	(c	)	43,062	-	-			43,062
Net investment and interest income	4,537	6,181	-			21,474	-	(1,703)			19,771

Total revenues	14,339	39,813	(2,129)			544,398	11,346	(5,033)			550,711
Costs and expenses:
Operating expenses	575	5,443	(2,129)	(b,c	)	266,941	5,943	(672)	(b,c	)	272,212
Commission expenses	-	-	-			49,322	-	(2,409)			46,913
Cost of sales	-	-	-			26,016	1,724	-			27,740
Benefits and losses	10,028	24,109	-			34,137	-	-			34,137
Amortization of deferred policy acquisition costs	3,370	6,588	-			9,958	-	-			9,958
Lease expense	-	-	-			40,784	-	(249)	(b	)	40,535
Depreciation, net	-	-	-			27,550	618	(140)	(e	)	28,028

Total costs and expenses	13,973	36,140	(2,129)			454,708	8,285	(3,470)			459,523
Equity in earnings of AREC, UHI, RWIC & OLIC	-	-	(2,608)	(f	)	-	-	-			-
Equity in earnings of SAC	-	-	-			(123)	-	123	(f	)	-

Total - equity earnings in subsidiaries	-	-	(2,608)			(123)	-	123			-

Earnings (losses) from operations	366	3,673	(2,608)			89,567	3,061	(1,440)			91,188
Interest expense	-	-	-			17,444	3,263	(1,703)	(d	)	19,004

Pretax earnings (loss)	366	3,673	(2,608)			72,123	(202)	263			72,184
Income tax benefit (expense)	(128)	(1,303)	-			(27,791)	79	(53)			(27,765)

Net earnings (loss)	238	2,370	(2,608)			44,332	(123)	210			44,419
Less: Preferred stock dividends	-	-	-			(3,241)	-	-			(3,241)

Earnings (loss) available to common shareholders	$238	$2,370	$(2,608)			$41,091	$(123)	$210			$41,178

(a) Balance as of December 31, 2003
(b) Not used
(c) Eliminate investment on subsidiaries
(d) Eliminated intercompany receivables and payables

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
12.  Consolidating statements of operations by industry for the quarter ended June 30, 2003 are as follows:
	Obligated Group

	AMERCO	U-Haul	Real Estate	Eliminations			Obligated Group Consolidated

	(Unaudited)
	(In thousands)
Revenues:
Rental revenue	$-	$407,047	$14,828	$(15,319)	(b	)	$406,556
Net sales	-	54,276	15	-			54,291
Premiums	-	-	-	-			-
Net investment and interest income	244	8,028	1,992	-			10,264

Total revenues	244	469,351	16,835	(15,319)			471,111
Costs and expenses:
Operating expenses	9,240	262,735	1,773	(15,319)	(b	)	258,429
Restructuring expenses	2,290	-	-	-			2,290
Commission expenses	-	47,153	-	-			47,153
Cost of sales	-	25,627	6	-			25,633
Benefits and losses	-	-	-	-			-
Amortization of deferred policy acquisition costs	-	-	-	-			-
Lease expense	230	37,520	137	-			37,887
Depreciation, net	3	30,580	2,171	-			32,754

Total costs and expenses	11,763	403,615	4,087	(15,319)			404,146
Equity in earnings of AREC, UHI, RWIC & OLIC	47,171	-	-	(46,601)	(f	)	570
Equity in earnings of SAC	(3,532)	-	-	-			(3,532)

Total - equity earnings in subsidiaries	43,639	-	-	(46,601)			(2,962)
Earnings (losses) from operations	32,120	65,736	12,748	(46,601)			64,003
Interest expense	14,375	(1,069)	6,797	-			20,103

Pretax earnings (loss)	17,745	66,805	5,951	(46,601)			43,900
Income tax benefit (expense)	9,509	(23,724)	(2,431)	-			(16,646)

Net earnings (loss)	27,254	43,081	3,520	(46,601)			27,254
Less: Preferred stock dividends	(3,241)	-	-	-			(3,241)

Earnings (loss) available to common shareholders	$24,013	$43,081	$3,520	$(46,601)			$24,013

[Additional columns below]

[Continued from above table, first column(s) repeated]
	AMERCO Legal Group					AMERCO as Consolidated

	Property and Casualty Insurance(a)	Life Insurance(a)	Eliminations			AMERCO Consolidated	SAC Moving and Storage Operations	Eliminations			Total Consolidated

	(Unaudited)
	(In thousands)
Revenues:
Rental revenue	$-	$-	$-			$406,556	$42,300	$(13,814)	(b	)	$435,042
Net sales	-	-	-			54,291	14,918	-			69,209
Premiums	28,567	38,084	(2,195)	(c	)	64,456	-	-			64,456
Net investment and interest income	5,804	5,353	-			21,421	-	(10,012)			11,409

Total revenues	34,371	43,437	(2,195)			546,724	57,218	(23,826)			580,116
Costs and expenses:
Operating expenses	5,278	8,650	(2,195)	(b,c	)	270,162	28,122	(3,291)	(b,c	)	294,993
Restructuring expenses	-	-	-			2,290	-	-			2,290
Commission expenses	-	-	-			47,153	-	(6,959)			40,194
Cost of sales	-	-	-			25,633	6,586	-			32,219
Benefits and losses	25,582	27,817	-			53,399	-	-			53,399
Amortization of deferred policy acquisition costs	3,710	5,390	-			9,100	-	-			9,100
Lease expense	-	-	-			37,887	-	(3,564)	(b	)	34,323
Depreciation, net	-	-	-			32,754	5,766	(482)	(e	)	38,038

Total costs and expenses	34,570	41,857	(2,195)			478,378	40,474	(14,296)			504,556
Equity in earnings of AREC, UHI, RWIC & OLIC	-	-	(570)	(f	)	-	-	-			-
Equity in earnings of SAC	-	-	-			(3,532)	-	3,532	(f	)	-

Total - equity earnings in subsidiaries	-	-	(570)			(3,532)	-	3,532			-
Earnings (losses) from operations	(199)	1,580	(570)			64,814	16,744	(5,998)			75,560
Interest expense	-	-	-			20,103	20,807	(10,012)	(d	)	30,898

Pretax earnings (loss)	(199)	1,580	(570)			44,711	(4,063)	4,014			44,662
Income tax benefit (expense)	63	(874)	-			(17,457)	531	-			(16,926)

Net earnings (loss)	(136)	706	(570)			27,254	(3,532)	4,014			27,736
Less: Preferred stock dividends	-	-	-			(3,241)	-	-			(3,241)

Earnings (loss) available to common shareholders	$(136)	$706	$(570)			$24,013	$(3,532)	$4,014			$24,495

(a) Balance for the quarter ended March 31,2003
(b) Eliminate intercompany lease income
(c) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate gain on sale of surplus property from U-Haul to SAC
(f) Eliminate equity earnings of subsidiaries

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
12.  Consolidating cash flow statements by industry segment for the quarter ended June 30, 2004 are as follows:

	Obligated Group

	Amerco	U-Haul	Real Estate	Eliminations	Obligated Group Consolidated

	(Unaudited) (In thousands)
Cash flows from operating activities:
Earnings available to common shareholders	$41,091	$46,323	$6,093	$(52,416)	$41,091
Depreciation	7	25,748	2,149	-	27,904
Amortization of deferred policy acquisition costs	-	-	-	-	-
Provision for losses on accounts receivable	-	44	-	-	44
Net (gain) loss on sale of real and personal property	-	716	(1,070)	-	(354)
(Gain) loss on sale of investments	-	-	-	-	-
Changes in policy liabilities and accruals	-	14,522	-	-	14,522
Additions to deferred policy acquisition costs	-	-	-	-	-
Net change in other operating assets and liabilities	66,388	(124,723)	(7,065)	52,416	(12,984)

Net cash provided by (used in) operating activities	107,486	(37,370)	107	-	70,223

Cash flows from investing activities:
Purchases of investments:
Property, plant and equipment	-	(65,059)	(434)	-	(65,493)
Fixed maturities	-	-	-	-	-
Proceeds from sale of investments:
Property, plant and equipment	-	186,012	1,525	-	187,537
Fixed maturities	-	-	-	-	-
Preferred stock	-	-	-	-	-
Real estate	-	-	-	-	-
Mortgage loans	-	-	-	-	-
Changes in other investments	-	-	-	-	-

Net cash provided by (used in) investing activities	-	120,953	1,091	-	122,044

Cash flows from financial activities:
Proceeds from notes	14,280	-	-	-	14,280
Leverage Employee Stock Ownership Plan:
Purchase of shares	-	428	-	-	428
Principal payments on notes, net of draws	(115,257)	(215)	(1)	-	(115,473)
Payoff of capital leases	-	(99,609)	-	-	(99,609)
Dividends paid	(6,482)	-	-	-	(6,482)
Investment contract deposits	-	-	-	-	-
Investment contract withdrawals	-	-	-	-	-

Net cash provided by (used in) financing activities	(107,459)	(99,396)	(1)	-	(206,856)

Increase (decrease) in cash equivalents	27	(15,813)	1,197	-	(14,589)
Cash and cash equivalents at the beginning of period	-	64,717	661	-	65,378

Cash and cash equivalents at the end of period	$27	$48,904	$1,858	$-	$50,789

[Additional columns below]

[Continued from above table, first column(s) repeated]
	AMERCO Legal Group			AMERCO as Consolidated

	Property and Casualty Insurance(a)	Life Insurance(a)	Eliminations	Amerco Consolidated	SAC Moving and Storage Operations	Eliminations	Total Consolidated

	(Unaudited) (In thousands)
Cash flows from operating activities:
Earnings available to common shareholders	$238	$2,370	$(2,608)	$41,091	$(123)	$210	$41,178
Depreciation	-	-	-	27,904	618	(140)	28,382
Amortization of deferred policy acquisition costs	3,628	7,058	-	10,686	-	-	10,686
Provision for losses on accounts receivable	-	-	-	44	-	-	44
Net (gain) loss on sale of real and personal property	-	-	-	(354)	-	-	(354)
(Gain) loss on sale of investments	(217)	(1)	-	(218)	-	-	(218)
Changes in policy liabilities and accruals	(16,112)	(3,547)	-	(5,137)	-	-	(5,137)
Additions to deferred policy acquisition costs	(2,083)	(1,520)	-	(3,603)	-	-	(3,603)
Net change in other operating assets and liabilities	(4,705)	5,160	2,608	(9,921)	(464)	(70)	(10,455)

Net cash provided by (used in) operating activities	(19,251)	9,520	-	60,492	31	-	60,523

Cash flows from investing activities:
Purchases of investments:
Property, plant and equipment	-	-	-	(65,493)	(94)	-	(65,587)
Fixed maturities	-	(35,655)	-	(35,655)	-	-	(35,655)
Proceeds from sale of investments:
Property, plant and equipment	-	-	-	187,537	-	-	187,537
Fixed maturities	18,963	19,801	-	38,764	-	-	38,764
Preferred stock	-	1,497	-	1,497	-	-	1,497
Real estate	1,504	-	-	1,504	-	-	1,504
Mortgage loans	-	1,169	-	1,169	-	-	1,169
Changes in other investments	(1,216)	17,219	-	16,003	-	-	16,003

Net cash provided by (used in) investing activities	19,251	4,031	-	145,326	(94)	-	145,232

Cash flows from financial activities:
Proceeds from notes	-	-	-	14,280	-	-	14,280
Leverage Employee Stock Ownership Plan:
Purchase of shares	-	-	-	428	-	-	428
Principal payments on notes, net of draws	-	-	-	(115,473)	(265)	-	(115,738)
Payoff of capital leases	-	-	-	(99,609)	-	-	(99,609)
Dividends paid	-	-	-	(6,482)	-	-	(6,482)
Investment contract deposits	-	6,923	-	6,923	-	-	6,923
Investment contract withdrawals	-	(33,943)	-	(33,943)	-	-	(33,943)

Net cash provided by (used in) financing activities	-	(27,020)	-	(233,876)	(265)	-	(234,141)

Increase (decrease) in cash equivalents	-	(13,469)	-	(28,058)	(328)	-	(28,386)
Cash and cash equivalents at the beginning of period	-	15,168	-	80,546	1,011	-	81,557

Cash and cash equivalents at the end of period	$-	$1,699	$-	$52,488	$683	$-	$53,171

(a) Balances for the quarter ended March 31, 2004

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
12.  Consolidating cash flow statements by industry segment for the quarter ended June 30, 2003 are as follows:

	Obligated Group

	Amerco	U-Haul	Real Estate	Eliminations	Obligated Group Consolidated

	(Unaudited) (In thousands)
Cash flows from operating activities:
Earnings available to common shareholders	$24,013	$43,081	$3,520	$(46,601)	$24,013
Depreciation	3	20,593	2,309	-	22,905
Amortization of deferred policy acquisition costs	-	-	-	-	-
Provision for losses on accounts receivable	-	686	-	-	686
Net (gain) loss on sale of real and personal property	-	1,444	20	-	1,464
(Gain) loss on sale of investments	-	-	-	-	-
Changes in policy liabilities and accruals	-	-	-	-	-
Additions to deferred policy acquisition costs	-	-	-	-	-
Net change in other operating assets and liabilities	(9,799)	(17,671)	(5,245)	46,601	13,886

Net cash provided by (used in) operating activities	14,217	48,133	604	-	62,954

Cash flows from investing activities:
Purchases of investments:
Property, plant and equipment	-	(41,895)	-	-	(41,895)
Fixed maturities	-	-	-	-	-
Other asset investments	-	-	-	-	-
Proceeds from sale of investments:
Property, plant and equipment	-	4,513	(634)	-	3,879
Fixed maturities	-	-	-	-	-
Real estate	-	-	-	-	-
Mortgage loans	-	73	130	-	203
Changes in other investments	-	-	-	-	-

Net cash provided by (used in) investing activities	-	(37,309)	(504)	-	(37,813)

Cash flows from financial activities:
Proceeds from notes	-	-	-	-	-
Leverage Employee Stock Ownership Plan:
Purchase of shares	-	375	-	-	375
Principal payments on notes, net of draws	-	-	(2)	-	(2)
Investment contract deposits	-	-	-	-	-
Investment contract withdrawals	-	-	-	-	-

Net cash provided by (used in) financing activities	-	375	(2)	-	373

Increase (decrease) in cash equivalents	14,217	11,199	98	-	25,514
Cash and cash equivalents at the beginning of period	18,524	30,046	174	-	48,744

Cash and cash equivalents at the end of period	$32,741	$41,245	$272	$-	$74,258

[Additional columns below]

[Continued from above table, first column(s) repeated]
	AMERCO Legal Group			AMERCO as Consolidated

	Property and Casualty Insurance (a)	Life Insurance (a)	Eliminations	Amerco Consolidated	SAC Moving and Storage Operations	Eliminations	Total Consolidated

	(Unaudited) (In thousands)
Cash flows from operating activities:
Earnings available to common shareholders	$(136)	$706	$(570)	$24,013	$(3,532)	$4,014	$24,495
Depreciation	-	-	-	22,905	5,766	(482)	28,189
Amortization of deferred policy acquisition costs	3,976	5,969	-	9,945	-	-	9,945
Provision for losses on accounts receivable	-	-	-	686	-	-	686
Net (gain) loss on sale of real and personal property	-	-	-	1,464	-	-	1,464
(Gain) loss on sale of investments	(192)	(325)	-	(517)	-	-	(517)
Changes in policy liabilities and accruals	(6,979)	(452)	-	(7,431)	-	-	(7,431)
Additions to deferred policy acquisition costs	(3,319)	(4,216)	-	(7,535)	-	-	(7,535)
Net change in other operating assets and liabilities	(21,543)	(2,915)	570	(10,002)	(29,803)	33,137	(6,668)

Net cash provided by (used in) operating activities	(28,193)	(1,233)	-	33,528	(27,569)	36,669	42,628

Cash flows from investing activities:
Purchases of investments:
Property, plant and equipment	-	-	-	(41,895)	(6,242)	-	(48,137)
Fixed maturities	(70)	(13,847)	-	(13,917)	-	-	(13,917)
Other asset investments	9,386	(34,860)	-	(25,474)	-	-	(25,474)
Proceeds from sale of investments:
Property, plant and equipment	-	-	-	3,879	37,029	(37,751)	3,157
Fixed maturities	17,597	35,553	-	53,150	-	-	53,150
Real estate	482	5,862	-	6,344	-	-	6,344
Mortgage loans	-	-	-	203	-	-	203
Changes in other investments	-	1,114	-	1,114	-	-	1,114

Net cash provided by (used in) investing activities	27,395	(6,178)	-	(16,596)	30,787	(37,751)	(23,560)

Cash flows from financial activities:
Proceeds from notes	-	-	-	-	357	(357)	-
Leverage Employee Stock Ownership Plan:
Purchase of shares	-	-	-	375	-	-	375
Principal payments on notes, net of draws	-	-	-	(2)	(3,032)	1,439	(1,595)
Investment contract deposits	-	20,334	-	20,334	-	-	20,334
Investment contract withdrawals	-	(19,556)	-	(19,556)	-	-	(19,556)

Net cash provided by (used in) financing activities	-	778	-	1,151	(2,675)	1,082	(442)

Increase (decrease) in cash equivalents	(798)	(6,633)	-	18,083	543	-	18,626
Cash and cash equivalents at the beginning of period	4,108	9,320	-	62,172	4,662	-	66,834

Cash and cash equivalents at the end of period	$3,310	$2,687	$-	$80,255	$5,205	$-	$85,460

(a) Balances for the quarter ended March 31, 2003

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Industry Segment and Geographic Area Data

Geographic Area Data -- All amounts are in U. S. $’s
	Quarter Ended

	United States	Canada	Consolidated

	(Unaudited)
	(All amounts are in thousands U.S. $'s)
June 30, 2004
Total revenues	$536,288	$14,423	$550,711
Depreciation / amortization, net	36,785	1,201	37,986
Interest expense / (benefit)	19,006	(2)	19,004
Pretax earnings	69,303	2,881	72,184
Income tax expense	27,765	-	27,765
Identifiable assets	$3,157,964	$70,870	$3,228,834

June 30, 2003
Total revenues	$561,660	$18,456	$580,116
Depreciation / amortization, net	45,606	1,532	47,138
Interest expense	29,532	1,366	30,898
Pretax earnings	40,251	4,411	44,662
Income tax expense	16,926	-	16,926
Identifiable assets	$3,699,208	$143,165	$3,842,373

Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations

Cautionary Statements Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may include, but are not limited to, projections of revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, financing needs and plans, our perceptions of our legal positions and anticipated outcomes of government investigations and pending litigation against us, liquidity, goals and strategies, plans for new business, growth rate assumptions, pricing, costs, and access to capital and leasing markets as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation, the risk factors enumerated at the end of this section, as well as the following: the Company’s ability to operate pursuant to the terms of its credit facilities;  the Company’s ability to maintain contracts that are critical to its operations; the costs and availability of financing; the Company’s ability to execute its business plan; the Company’s ability to attract, motivate and retain key employees; general economic conditions; fluctuations in our costs to maintain and update our fleet and facilities; our ability to refinance our debt; changes in government regulations, particularly environmental regulations; our credit ratings; the availability of credit; changes in demand for our products; changes in the general domestic economy; degree and nature of our competition; the resolution of pending litigation against the Company; changes in accounting standards and other factors described in this report or the other documents we file with the Securities Exchange Commission. The above factors, the following disclosures, as well as other statements in this report and in the Notes to our Condensed Consolidated Financial Statements, could contribute to or cause such differences, or could cause our stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized. The Company disclaims any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

General
We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with the overall strategy of AMERCO, a description of our business segments and the strategy of our business segments to give the reader an overview of the goals of our business and the direction in which our business and products are moving. This is followed by a discussion of the Critical Accounting Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for the first quarter ending June 30, 2004 compared with the same period last year beginning with an overview. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources" and "Disclosures about Contractual Obligations and Commercial Commitments." We conclude this MD&A by discussing our outlook for the remainder of fiscal year 2005.

This MD&A should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q. The various sections of this MD&A contain a number of forward looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly under the caption "Risk Factors" in this section. Our actual results may differ materially from these forward looking statements.

Description of Operating Segments
AMERCO has three reportable segments and five identifiable segments. The three reportable segments are Moving and Self Storage, Property and Casualty Insurance and Life Insurance. The five identifiable segments include U-Haul moving and storage, Real Estate, and SAC moving and storage, which are listed under the Moving and Self Storage segment. The remaining identifiable segments are Property and Casualty Insurance and Life Insurance.

Critical Accounting Policies and Estimates
The methods, estimates and judgments we use in applying our accounting policies can have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The accounting estimates that require management’s most difficult and subjective judgments include our principals of consolidation, the recoverability of property, plant and equipment, the adequacy of insurance reserves, and the valuation of investments. Below, we discuss these policies further, as well as the estimates and judgments involved. The estimates are based on historical experience, observance of trends in particular areas, information and valuations available from outside sources and on various other assumptions that are believed to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions and conditions. Such differences may be material.

Accounting policies are considered critical when they are significant and involve difficult, subjective or complex judgments or estimates. The accounting policies that we deem most critical to us, and involve the most difficult, subjective or complex judgments include the following:

Principles of Consolidation
The consolidated financial statements for the first quarter of fiscal year 2005 and the balance sheet as of March 31, 2004 include the accounts of AMERCO, its wholly owned subsidiaries and SAC Holding II Corporation and its subsidiaries. The balance sheet and the statements of operations, comprehensive income, and cash flows for the first quarter of fiscal 2004 include all of the abovementioned entities plus SAC Holding Corporation and its subsidiaries.

SAC Holding Corporation and SAC Holding II Corporation and their subsidiaries (the "SAC entities") were considered special purpose entities. During the first three quarters of fiscal year 2004, the SAC entities were consolidated based on the provisions of Emerging Issues Task Force (EITF) Issue No. 90-15. During the fourth quarter of fiscal year 2004, the Company applied FASB Interpretation No. 46R to its interest in the SAC entities and determined that SAC Holding Corporation should no longer be consolidated with the Company’s financial statements. Accordingly, during the fourth quarter of fiscal year 2004 the Company deconsolidated those entities. The deconsolidation was accounted for as a distribution of the Company’s interests to the SAC entities. Because of the Company’s continuing involvement with SAC Holding Corporation and its subsidiaries, the distributions do not qualify as discontinued operations as defined by SFAS No. 144.
Inter-company accounts and transactions have been eliminated

Recoverability of Property, Plant and Equipment
Property, plant and equipment is stated at cost. Interest cost incurred during the initial construction of buildings or rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes principally using the straight-line method over the following estimated useful lives: rental equipment 2-20 years, buildings and non-rental equipment 3-55 years. Major overhauls to rental equipment are capitalized and are amortized over the estimated period benefited. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation expense when realized. Depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., no gains or losses. During the first quarter of fiscal year 2005, the Company lowered its estimates for residual values on new equipment purchases from 25% of the original cost to 20%. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed. Due to longer holding periods on trucks and the resulting increased possibility of changes in the economic environment and market condition, these estimates are subject to a greater degree of risk.

We regularly perform reviews to determine whether facts and circumstances exist which indicate that the carrying amount of assets, including estimates of residual value, may not be recoverable or that the useful life of assets is shorter or longer than originally estimated. We assess the recoverability of our assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If assets are determined to be recoverable, but the useful lives are shorter or longer than originally estimated, the net book value of the assets are depreciated over the newly determined remaining useful lives.

Insurance Reserves
Liabilities for life insurance and certain annuity policies are established to meet the estimated future obligations of policies in force, and are based on mortality and withdrawal assumptions from recognized actuarial tables which contain margins for adverse deviation. Liabilities for annuity contracts consist of contract account balances that accrue to the benefit of the policyholders, excluding surrender values. Liabilities for health, disability and other policies represents estimates of payments to be made on insurance claims for reported losses and estimates of losses incurred, but not yet reported. Insurance reserves for RepWest and U-Haul take into account losses incurred based upon actuarial estimates. These estimates are based on past claims experience and current claim trends as well as social and economic conditions such as changes in legal theories and inflation. Due to the nature of underlying risks and the high degree of uncertainty associated with the determination of the liability for future policy benefits and claims, the amounts to be ultimately paid to settle liabilities cannot be precisely determined and may vary significantly from the estimated liability.

Investments
For investments accounted for under SFAS No. 115, in determining if and when a decline in market value below amortized cost is other than temporary, quoted market prices, dealer quotes or discounted cash flows are reviewed. Other-than-temporary declines in value are recognized in the current period operating results to the extent of the decline.

Key Accounting Policies
We also have other policies that we consider key accounting policies, such as revenue recognition; however, these policies do not meet the definition of critical accounting estimates, because they do not generally require us to make estimates or judgments that are difficult or subjective.

Strategy
Our plan is to maintain our leadership position in the North American "do-it-yourself" moving and storage industry. Our overall strategy is to provide a seamless and integrated supply chain to the "do-it-yourself" moving and storage market. As part of executing this strategy, we leverage the brand recognition of U-Haul with our full line of moving and self-storage related products and services and the convenience of our broad geographic presence.

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

During fiscal year 2004, RepWest decided to focus its activities on providing and administering property and casualty insurance to U-Haul, its customers, its independent dealers and affiliates. This will enable RepWest to focus its core competencies and financial resources to better support our overall strategy. This shift in direction has resulted in near term losses as RepWest exits unprofitable non-U-Haul business.

Moving and Self-Storage
U-Haul moving and self-storage operations consist of the rental of trucks, trailers and self-storage spaces and sales of moving supplies, trailer hitches and propane to the "do-it-yourself" mover. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

Real Estate owns approximately 90 percent of the Company’s real estate assets, including U-Haul Center and Storage locations. The remaining real estate assets are owned by various corporate entities. Real Estate is responsible for overseeing major property repairs, dispositions and managing the environmental risks of the properties.

SAC moving and self-storage operations consist of the rental of self-storage spaces and sales of moving supplies, trailer hitches and propane. In addition, SAC functions as an independent moving equipment rental dealer and earns commissions from the rental of U-Haul trucks and trailers. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

We continue to focus on expanding our dealer network, which provides added convenience for our customers, and expanding the selection and availability of rental equipment to satisfy the growing demand of our customers.

With respect to our retail sales of product, U-Haul has developed a number of specialty packing boxes, "Mover's Wrap" and Smart Move tape. Mover’s Wrap is a sticks-to-itself plastic stretch wrap used to bind, bundle, and fasten items when moving or storing. Additionally, U-Haul has added a full line of Smart Move tape products. The Smart Move tape is a color coded packing tape that has the room printed right on it allowing you to tape and label your belongings in one quick step.

eMove.com connects consumers to independent customer rated service providers who provide packing, loading, unloading, cleaning, driving help and more. With over 14,000 unedited reviews of service providers, the marketplace has facilitated over 26,000 moves. Another eMove service is the Storage Affiliate program. It targets independently owned self-storage facilities to connect into the eMove network to provide more customers with storage services. Over 1,900 self-storage facilities are now registered on the eMove network. We believe that acting as an intermediary, with little added investment, serves the customer in a cost effective manner. Within two years of its inception, eMove has established itself as the only online destination in the "do-it-yourself" moving and storage industry that connects consumers to service providers in all 50 states and 11 Canadian provinces. Our goal is to further utilize our web-based technology platform to further penetrate the markets.

Republic Western Insurance Company
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

Oxford Life Insurance Company
Oxford originates and reinsures annuities, credit life and disability, single premium whole life, group life and disability coverage, and Medicare supplement insurance. Oxford also administers the self-insured employee health and dental plans for AMERCO.

Oxford’s business strategy is long-term capital growth through direct writing and reinsuring of annuity, credit life and disability, and Medicare supplement products. Oxford is pursuing this growth strategy of increased direct writing via acquisitions of insurance companies, expanded distribution channels and product development. The acquisitions of North American Insurance Company and Safe Mate Life Insurance Company in 1997 and Christian Fidelity Life Insurance Company in 2000 represent a significant movement toward this long-term goal. Oxford has significantly expanded its product offerings, distribution channels and administrative capabilities through these acquisitions.

Results of Operations

AMERCO and Consolidated Entities	Quarter Ended June 30,		Changes in	Changes in

	2004	2003	Dollars	Percentage

	(In thousands)
Rental revenue	$426,632	$435,042	$(8,410)	-2%
Net sales	61,246	69,209	(7,963)	-12%
Premiums	43,062	64,456	(21,394)	-33%
Net investment and interest income	19,771	11,409	8,362	73%

Total revenues	$550,711	$580,116	$(29,405)	-5%

Operating expenses	272,212	294,993	(22,781)	-8%
Restructuring expenses	-	2,290	(2,290)	-100%
Commission expenses	46,913	40,194	6,719	17%
Cost of sales	27,740	32,219	(4,479)	-14%
Benefits and losses	34,137	53,399	(19,262)	-36%
Amortization of deferred policy acquisition costs	9,958	9,100	858	9%
Lease expense	40,535	34,323	6,212	18%
Depreciation, net (a)	28,028	38,038	(10,010)	-26%

Total costs and expenses	$459,523	$504,556	$(45,033)	-9%

Earnings from operations	91,188	75,560	15,628	21%
Interest expense	19,004	30,898	(11,894)	-38%

Pre-tax earnings	72,184	44,662	27,522	62%
Income tax expense	27,765	16,926	10,839	64%

Net earnings	44,419	27,736	16,683	60%
Less: Preferred stock dividends	3,241	3,241	-	0%

Earnings available to common shareholders	$41,178	$24,495	$16,683	68%

(a) Depreciation is shown net of (gain)/losses on the disposal of fixed assets.

	Quarter Ended June 30,

	2004	2003

	(Unaudited)
	(In thousands)
Depreciation expense	$28,382	$36,574
Loss on disposals	(354)	1,464

Depreciation, net	$28,028	$38,038

Quarter Ended June 30, 2004 versus Quarter Ended June 30, 2003
AMERCO and its consolidated entities reported revenues of $550.7 million for the first quarter of fiscal year 2005. This compares with revenues of $580.1 million for the first quarter of fiscal year 2004. Moving equipment rentals and storage revenues at U-Haul, adjusted for the effect of the W. P. Carey Transaction, increased 7% in the first quarter of fiscal year 2005, compared with the same period a year ago. (See footnote 9 to the Condensed Consolidated Financial Statements for a more detailed discussion of the "W. P. Carey Transaction.") We deconsolidated 281 SAC Holding Corporation storage properties during the fourth quarter of last year, and they are excluded from fiscal year 2005 results. Included in the first quarter of last year were $27.2 million of revenues for these deconsolidated properties. During the first quarter of this year, we sold 78 self-storage properties to U.H. Storage DE, a W.P. Carey affiliate. This reduced storage revenues approximately $5.2 million in the first quarter of fiscal year 2005, compared with the first quarter of last year. As expected, revenues at RepWest were $20.0 million lower in the first quarter of this year compared with the same period a year ago. This decline reflects the impact of their strategy to exit unprofitable non U-Haul lines of business. At Oxford Life Insurance Company, revenue decreased in the first quarter by 8% before eliminating entries, primarily as a result of the lingering effects of its rating downgrade by A. M. Best in 2003.

Earnings from operations were $91.2 million in the first quarter of fiscal year 2005 compared with $75.6 million last year. Earnings from operations, before consolidating entries, at U-Haul, our core moving and storage business, were $76.0 million in the first quarter of fiscal year 2005. This reflects an improvement of $10.2 million, or 16% compared with the first quarter of fiscal year 2004. Increased fleet productivity had a major impact on the operating profitability of U-Haul’s moving and storage operations. Earnings from operations at Oxford were $3.7 million in the first quarter of this year, compared with $1.6 million in the first quarter of last year, and reflect continued improvements from investment income and ongoing productivity gains. At RepWest, operational productivity improvements continued to gain momentum. As a result, earnings from operations at RepWest were $0.4 million in the first quarter of this year, compared with a loss from operations of $0.2 million last year.

Interest expense for the first quarter of fiscal year 2005 was $19.0 million. This compares with $30.9 million in the first quarter of fiscal year 2004. The reduction in interest expense is due to the deconsolidation of SAC Holding Corporation, lower borrowings and lower borrowing costs. Income tax expense was $27.8 million in the first quarter of fiscal year 2005 compared with $16.9 million in the first quarter of fiscal year 2004, and reflects higher earnings before taxes. Preferred stock dividends were unchanged, at $3.2 million for both periods. As a result of the above mentioned items, net income available to common shareholders was $41.2 million in the first quarter of fiscal year 2005, compared with $24.5 million last year. Earnings per share were $1.98 in the first quarter of fiscal year 2005, compared with $1.18 last year. This reflects an improvement of 68%, or $.80 per share.

Moving and Self-Storage
The following tables set forth net revenue and certain consolidated statements of income data for the periods indicated:

U-Haul International	Quarter Ended June 30,		Change in	Change in

	2004	2003	Dollars	Percentage

	(In thousands)
Rental revenue	$425,380	$407,047	$18,333	5%
Net sales	56,894	54,276	2,618	5%
Net investment and interest income	5,960	8,028	(2,068)	-26%

Total revenues	488,234	469,351	18,883	4%

Operating expenses	269,728	262,735	6,993	3%
Commission expenses	49,322	47,153	2,169	5%
Cost of sales	26,008	25,627	381	1%
Lease expense	40,739	37,520	3,219	9%
Depreciation, net (a)	26,465	30,580	(4,115)	-13%

Total costs and expense	412,262	403,615	8,647	2%

Earnings from operations	75,972	65,736	10,236	16%
Interest expense, net	1,126	(1,069)	2,195	-205%

Pre-tax earnings	74,846	66,805	8,041	12%
Income tax expense	28,523	23,724	4,799	20%

Net earnings	$46,323	$43,081	$3,242	8%

(a) Depreciation is shown net of (gains)/losses on the disposal of fixed assets:
	Quarter Ended June 30,

	2004	2003

	(Unaudited)
	(In thousands)
Depreciation expense	$25,749	$29,136
Loss on disposals	716	1,444

Depreciation, net	$26,465	$30,580

SAC Holdings II Corporation	Quarter Ended June 30,		Change in	Change in

	2004	2003	Dollars	Percentage

	(In thousands)
Rental revenue	$7,009	$42,300	$(35,291)	-83%
Net sales	4,337	14,918	(10,581)	-71%

Total revenues	11,346	57,218	(45,872)	-80%

Operating expenses	5,943	28,122	(22,179)	-79%
Cost of sales	1,724	6,586	(4,862)	-74%
Depreciation, net	618	5,766	(5,148)	-89%

Total costs and expenses	8,285	40,474	(32,189)	-80%

Earnings from operations	3,061	16,744	(13,683)	-82%
Interest expense	3,263	20,807	(17,544)	-84%

Pre-tax loss	(202)	(4,063)	(3,861)	-95%
Income tax benefit	79	531	(452)	-85%

Net loss	$(123)	$(3,532)	$(3,409)	-97%

AMERCO Real Estate	Quarter Ended June 30,		Change in	Change in

	2004	2003	Dollars	Percentage

	(In thousands)
Rental revenue	$14,807	$14,828	$(21)	0%
Net sales	15	15	-	0%
Net investment and interest income	27	1,992	(1,965)	-99%

Total revenues	14,849	16,835	(1,986)	-12%

Operating expenses	2,030	1,773	257	14%
Cost of sales	8	6	2	33%
Lease expense	23	137	(114)	-83%
Depreciation, net (a)	1,078	2,171	(1,093)	-50%

Total costs and expenses	3,139	4,087	(948)	-23%

Earnings from operations	11,710	12,748	(1,038)	-8%
Interest expense	1,647	6,797	(5,150)	-76%

Pre-tax earnings	10,063	5,951	4,112	69%
Income tax expense	3,970	2,431	1,539	63%

Net earnings	$6,093	$3,520	$2,573	73%

(a) Depreciation is shown net of (gains)/losses on the disposal of fixed assets:
	Quarter Ended June 30,

	2004	2003

	(Unaudited)
	(In thousands)
Depreciation expense	$2,148	$2,151
(Gain)/loss on disposals	(1,070)	20

Depreciation, net	$1,078	$2,171

Rental revenues at U-Haul, before consolidating entries, were $425.4 million for the first quarter of fiscal year 2005 compared with $407.0 million last year. This represents an increase of $18.3 million, or 5%, and was driven by a combination of factors, including increased equipment rentals, better price realization and product mix, net of lower storage revenues resulting from the sale of property pursuant to the W.P. Carey transaction. Rental revenues at the SAC entities, before consolidating entries, were $7.0 million for the first quarter of fiscal year 2005, compared with $42.3 million last year. This represents a reduction of $35.3 million, and reflects the deconsolidation of SAC Holding Corporation. Rental revenues at Real Estate, before consolidating entries, were $14.8 million in both periods.

Net sales of moving and self-storage related products and services at U-Haul were $56.9 million for the first quarter of fiscal year 2005, compared with $54.3 million last year. This represents an increase of $2.6 million, or 5%, and was driven by increased rental activity and improved pricing. Net sales of moving and self-storage related products and services at the SAC entities were $4.3 million for the first quarter of fiscal year 2005, compared with $14.9 million last year. This represents a reduction of $10.6 million, and reflects the deconsolidation of SAC Holding Corporation.

Net investment and interest income at U-Haul, before consolidating entries, was $6.0 million for the first quarter of fiscal year 2005, compared with $8.0 million last year. The reduction in interest income is directly related to lower average investment balances in SAC Holdings notes. Net investment and interest income at Real Estate, before consolidating entries, decreased $2.0 million in the first quarter of fiscal year 2005, compared with last year. The reduction in interest income is directly related to lower investments in mortgage notes, which decreased as a result of lower investment balances in SAC Holdings notes.

Operating expenses at U-Haul, before consolidating entries, were $269.7 million for the first quarter of fiscal year 2005, compared with $262.7 million last year. This represents an increase of $7.0 million, or 3%, and was the result of increases in payroll, equipment maintenance and insurance costs, which were driven by increases in volume and inflation, partially offset by lower other operating expenses. Operating expenses at the SAC entities, before consolidating entries, were $5.9 million for the first quarter of fiscal year 2005, compared with $28.1 million last year. This represents a reduction of $22.2 million, and reflects the deconsolidation of SAC Holding Corporation. Operating expenses at Real Estate, before consolidating entries, were $2.0 million for the first quarter of fiscal year 2005, compared with $1.8 million last year.

Dealer commissions at U-Haul were $49.3 million for the first quarter of fiscal year 2005, compared with $47.2 million last year. This represents an increase of $2.2 million, or 5%, and was driven by increased equipment rentals at our independent dealers.

Lease expense at U-Haul, before consolidating entries, was $40.7 million for the first quarter of fiscal year 2005, compared with $37.5 million last year. This represents an increase of $3.2 million, or 9%, and reflects an increase in the amount of rental equipment we leased.

Depreciation expense at U-Haul, before consolidating entries, was $26.5 million for the first quarter of fiscal year 2005, compared with $30.6 million last year. Depreciation expense at SAC Holdings, before consolidating entries, was $0.6 million during the first quarter of fiscal year 2005, compared with $5.8 million last year. This represents a reduction of $5.2 million and reflects the deconsolidation of SAC Holding Corporation. Depreciation expense at Real Estate, before consolidating entries, was $1.1 million during the first quarter of fiscal year 2005, compared with $2.2 million last year, and includes a gain of $1.1 million from asset disposals this year.

Earnings from operations at U-Haul, before consolidating entries, were $76.0 million during the first quarter of fiscal year 2005, compared with $65.7 million last year. This represents an increase of $10.3 million, or 16%, and was driven by increased rentals of our trucks, trailers and self-storage rooms; increased sales of moving and storage related products and services, operational productivity and improved customer service. Earnings from operations at SAC Holdings, before consolidating entries, were $3.1 million in the first quarter of fiscal year 2005, compared with $16.7 million last year. This represents a reduction of $13.7 million, and reflects the deconsolidation of SAC Holding Corporation. Earnings from operations at Real Estate, before consolidating entries, were $11.7 million during the first quarter of fiscal year 2005, compared with $12.7 million last year. This represents a reduction of $1.0 million, and reflects lower interest income from investments in mortgage notes, partially offset by gains on real estate sales.

Oxford Life Insurance Company
The following table sets forth net revenue and certain consolidated statements of income data for the periods indicated:

Oxford Life Insurance	Quarter Ended March 31,		Change in	Change in

	2004	2003	Dollars	Percentage

	(In thousands)
Premiums	$33,632	$38,084	$(4,452)	-12%
Net investment income	6,181	5,353	828	15%

Total revenue	39,813	43,437	(3,624)	-8%

Benefits and losses	24,109	27,817	(3,708)	-13%
Amortization of deferred policy acquisition costs	6,588	5,390	1,198	22%
Operating expenses	5,443	8,650	(3,207)	-37%

Total expenses	36,140	41,857	(5,717)	-14%
Earnings from operations	3,673	1,580	2,093	132%
Income tax expense	1,303	874	429	49%

Net earnings	$2,370	$706	$1,664	236%

Net premiums were $33.6 million and $38.1 million for the quarters ended March 31, 2004 and 2003, respectively. Medicare supplement premiums decreased by $2.1 million due to lapses on closed lines being greater than new business written on active lines. Credit insurance premiums decreased $1.6 million for the quarter due to fewer accounts. Life and annuity premiums decreased $0.8 million.

Net investment income before intercompany eliminations was $6.2 million and $5.4 million for the quarters ended March 31, 2004 and 2003, respectively. This was primarily due to interest received from the maturity of intercompany investments.

Benefits incurred were $24.1 million and $27.8 million for the quarters ended March 31, 2004, and 2003, respectively. Medicare supplement incurred claims decreased $3.0 million due to reduced exposure and improved experience. Other lines had decreases of $0.7 million.

Amortization of deferred acquisition costs (DAC) and the value of business acquired (VOBA) was $6.6 million and $5.4 million for the quarters ended March 31, 2004 and 2003, respectively. These costs are amortized for life and health policies as the premium is earned over the term of the policy; and for deferred annuities, amortized in relation to interest spreads. Amortization associated with annuity policies increased $1.7 million from 2003 primarily due to increased surrender activity. Other segments had decreases of $0.5 from 2003 due to decreased new business volume.

Operating expenses were $5.4 million and $8.7 million for the quarters ended March 31, 2004, and 2003. Non-deferrable commissions have decreased $1.4 million from 2003 primarily due to decreased sales of Medicare supplement and life products. Fee income from surrendered annuity policies is netted into this category. Surrender charge income increased $1.2 million from 2003. General and administrative expenses net of fees collected decreased $0.6 million.

Operating profit before tax and intercompany eliminations was $3.7 million and $1.6 for the quarters ending March 31, 2004, and 2003, respectively. The increase from 2003 is due primarily to improved investment income, and positive loss experience in the Medicare supplement.

Republic Western Insurance Company
The following table sets forth net revenue and certain consolidated statements of income data for the periods indicated:

Property and Casualty Insurance	Quarter Ended March 31,		Change in	Change in

	2004	2003	Dollars	Percentage

	(In thousands)
Premiums	$9,802	$28,567	$(18,765)	-66%
Net investment income	4,537	5,804	(1,267)	-22%

Total revenues	14,339	34,371	(20,032)	-58%

Benefits and losses	10,028	25,582	(15,554)	-61%
Amortization of deferred policy acquisition costs	3,370	3,710	(340)	-9%
Operating expenses	575	5,278	(4,703)	-89%

Total expenses	13,973	34,570	(20,597)	-60%
Earnings/(loss) from operations	366	(199)	565	-284%
Income tax benefit (expense)	(128)	63	(191)	-303%

Net earnings (loss)	$238	$(136)	$374	275%

Premium revenues, before intercompany eliminations, were $9.8 million and $28.6 million for the quarter ended March 31, 2004 and 2003, respectively. Premiums from terminated programs were $4.9 million and $22.3 million for the quarter ended March 31, 2004 and 2003, respectively. The decrease in 2004 is the result of the Company shifting its operating focus away from non-affiliated and unprofitable lines of business. Rental industry revenues were $4.9 million and $6.3 million for the quarter ended March 31, 2004 and 2003, respectively. The 2004 decrease is the result of decreased premiums in the Company’s non-U-Haul self storage revenues.

Net investment income was $4.5 million and $5.8 million for the quarter ended March 31, 2004 and 2003, respectively. The decrease in 2004 is attributable to RepWest exiting non U-Haul lines which resulted in an overall decrease in invested assets. This reduction will continue until reserves associated from these exited lines are run-off.

Benefits and losses incurred were $10.0 million and $25.6 million for the quarter ended March 31, 2004 and 2003, respectively. The decrease in 2004 is due to RepWest terminating its non U-Haul related programs.

Net operating expenses, which are offset by claims handling fees, were $3.9 million and $9.0 million for the quarter ended March 31, 2004 and 2003 respectively. Included in net operating expenses are commissions that were $2.2 million and $7.6 million for the quarter ended March 31, 2004 and 2003, respectively. The decrease in 2004 is due to decreased premium writings.

Pretax earnings/(loss) from operations was $0.4 million and ($0.2) million for the quarter ended March 31, 2004 and 2003. The increase over 2004 is the result of the elimination of unprofitable programs and the reserve strengthening that was done during the comparable period in the prior year.

Liquidity and Capital Resources
We believe our current capital structure will allow us to achieve our operational plans and goals, and provide us with sufficient liquidity for the next 3 to 5 years. The majority of the obligations currently in place mature at the end of fiscal year 2009. The senior subordinated notes mature at the end of fiscal year 2011. As a result, we believe that our liquidity is strong. This will allow us to focus on our operations and business to further improve our liquidity in the long term. We believe these improvements will enhance our access to capital markets. However, there is no assurance that future cash flows will be sufficient to meet our outstanding obligations or our future capital needs. The terms of our secured indebtedness place financial and operational covenants on AMERCO and its subsidiaries, and restrict our ability to incur additional indebtedness and other obligations.

At June 30, 2004, cash and cash equivalents totaled $53.2 million, compared with $81.6 million on March 31, 2004. In addition, as of June 30, 2004, AMERCO has availability under its revolving credit facility of $136.0 million.

At June 30, 2004, notes and loans payable were $779.4 million, and represented 1.4 times stockholders’ equity. At March 31, 2004, notes and loans payable were $880.5 million, and represented 1.7 times stockholders’ equity.

On April 30, 2004, AMERCO completed its transaction with UH Storage DE, a W. P. Carey affiliate, effectively terminating its amended and restated leases (the synthetic leases) with the Bank of Montreal and Citibank. This transaction resulted in AMERCO eliminating its capital lease obligations of approximately $99.6 million during the first quarter of fiscal year 2005.

For the first quarter of fiscal year 2005, cash provided by operating activity was $60.5 million, compared to $42.6 million in the first quarter of fiscal year 2004. This improvement of $17.9 million was driven by stronger earnings.

We provided $145.2 million in net cash from investing activities during the first quarter of fiscal year 2005, compared to a use of $23.6 million in the first quarter of fiscal year 2004. The majority of the increase in the first quarter of fiscal year 2005 compared with the first quarter of fiscal year 2004 was related to the W. P. Carey Transaction. Gross capital expenditures were $65.6 million and $48.1 million through June 30, 2004 and June 30, 2003, respectively. Capital dispositions were $187.5 million and $3.2 million through June 30, 2004 and June 30, 2003, respectively.

Financing activities used $234.1 million during the first quarter of fiscal year 2005. This primarily reflects the pay down of $115.3 million on our revolving line of credit and the termination of the abovementioned synthetic lease obligations during the first quarter of fiscal year 2005. This compares with usage of $0.4 million from financing activities during the first quarter of fiscal year 2004.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Self-Storage
To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Historically, capital expenditures have primarily reflected new rental equipment acquisitions. The capital required to fund these expenditures has historically been obtained through internally generated funds from operations, lease financing and sales of used equipment. Going forward, we anticipate that a substantial portion of our internally generated funds will be used to enhance liquidity by paying down existing indebtedness. During each of the fiscal years ended March 31, 2005, 2006 and 2007, U-Haul estimates that net capital expenditures will average approximately $150 million to maintain its fleet at current levels. Financial covenants contained in our loan agreements limit the amount of capital expenditures we can make in fiscal years 2005, 2006, and 2007, net of dispositions, to $185 million, $245 million and $195 million, respectively. Management estimates that U-Haul will fund its fleet expansion requirements from leasing and from the proceeds from the sale of trucks. We intend to focus our growth on expanding our independent dealer network, which does not require a substantial amount of capital resources. Capital expenditures were $65.6 million for the first quarter of fiscal year 2005.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul’s growth through lease and debt financing. U-Haul’s growth plan in self-storage is focused on eMove, which does not require acquisition or construction of self-storage properties by the Company. Therefore, Real Estate will not require substantial capital for its future plans and our loan covenants give us the necessary flexibility to implement this plan.

SAC Holdings operations are funded by various mortgage loans, secured and unsecured notes. SAC Holdings does not utilize revolving lines of credit to finance its operations or acquisitions. Certain of SAC Holdings loan agreements contain restrictive covenants and restrictions on incurring additional subsidiary indebtedness.

Oxford Life Insurance Company
As of March 31, 2004, Oxford had no notes and loans payable in less than one year and its accounts payable and accrued expenses total approximately $5.5 million. Oxford’s financial assets (cash, receivables, short-term investments, other investments, and fixed maturities) at March 31, 2004 were approximately $834.7 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Oxford’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

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

Cash provided/(used) by operating activities from Oxford was $9.5 million, and $(1.2) million for the quarters ended March 31, 2004, and 2003 respectively. Cash flows provided/(used) by financing activities were $(27.0) million, and $0.8 million for the quarters ended March 31, 2004, and 2003, respectively. Cash flows from deferred annuity sales are a component of financing activities. Investment contract deposits increase cash flows while surrenders of these policies are a use of funds. The decrease in investment contract deposits compared with 2003 is due to a reduction in new contract sales and an increase in contract surrenders; both due to Oxford’s decreased ratings.

In addition to cash flows from operating and financing activities, a substantial amount of liquid funds is available through Oxford's short-term portfolio. At March 31, 2004, and December 31, 2003, short-term investments amounted to $125.3 million, and $115.2 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

Oxford’s stockholder's equity was $126.9 million and $121.0 million in March 31, 2004 and December 31, 2003, respectively. The increase from 2003 is primarily due to earnings.

Applicable laws and regulations of the State of Arizona require the Company's insurance subsidiaries to maintain minimum capital and surplus determined in accordance with statutory accounting practices. With respect to Oxford, the amount is $0.4 million. In addition, the amount of dividends that can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. At March 31, 2004, Oxford cannot distribute any of its statutory surpluses as dividends without regulatory approval. These restrictions are not expected to have a material adverse effect on the ability of the Company to meet its cash obligations.

Property and Casualty Insurance
As of March 31, 2004, RepWest had no notes or loans due in less than one year and its accounts payable, accrued expenses, and other payables were approximately $17.9 million. RepWest’s financial assets (cash, receivables, inventories and short-term investments) at March 31, 2004 were approximately $334.8 million.

State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, RepWest’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries. Conversely, AMERCO’s loan agreements prohibit any further loans, capital contributions or other advances to RepWest by AMERCO.

The primary sources of cash for RepWest include invested assets, premiums and investment income. The primary uses of cash are operating costs and benefit payments to policyholders. Matching the investment portfolio to the cash flow demands of the types of insurance written is an important consideration. Benefit and claim statistics are continually monitored to provide projections of future cash requirements.

RepWest’s cash and cash equivalents and short-term investment portfolio were $64.4 million and $62.1 million at March 31, 2004 and December 31, 2003 respectively. This balance reflects funds in transition from maturity proceeds to long term investments. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs.

For additional information about the "DOI Supervision" please go to the section on "Risk Factors" and read the information under the title "RepWest has consented to an Order of Supervision issued by the Arizona Department of Insurance" on page 47.

Cash Provided from Operating Activities by Operating Segments

Moving and Self-Storage
Cash (used) provided from operating activities from U-Haul was $(37.4) million and $48.1million in the first quarter of fiscal years 2005 and 2004, respectively. Cash provided from operating activities for Real Estate was $0.1 million and $0.6 million in the first quarter of fiscal years 2005 and 2004, respectively. Cash provided (used) from operating activities for SAC Holdings was $31,000 and $(27.6) million in the first quarter of fiscal years 2005 and 2004, respectively.

Life Insurance
Cash provided/(used) by operating activities from Oxford was $9.5 million and $(1.2) million in the first quarter of 2004 and 2003, respectively. The increase in cash flow from operating activities relates to lower federal income tax payments, better loss experience and lower commissions.
Property and Casualty Insurance
Cash flows used by operating activities were $19.3 million and $28.2 million in the first quarter of 2004 and 2003, respectively. The cash used by operating activities is a result of RepWest exiting the assumed reinsurance and non U-Haul related lines. As RepWest adjudicates the claims in these lines there will be a continued use of cash and a corresponding decrease in insurance reserves.

Liquidity and Capital Resources-Summary
We believe we have the financial resources needed to meet our business requirements including capital expenditures for the expansion and modernization of our rental fleet, rental equipment and rental storage space, working capital requirements and our preferred stock dividend program.

For a more detailed discussion of our long-term debt and borrowing capacity, please see footnote 5 "Borrowings" to the "Notes to the Consolidated Financial Statements."

Disclosures About Contractual Obligations and Commercial Commitments
AMERCO uses certain equipment and occupies certain facilities under operating lease commitments with terms expiring substantially through 2034, with the exception of one land lease expiring in 2079. In the event of a shortfall in proceeds from the sale of the underlying assets, AMERCO has guaranteed approximately $235.0 million of residual values at June 30, 2004 for these assets at the end of the respective lease terms. AMERCO has been leasing equipment since 1987. Thus far, we have experienced no residual value shortfalls. (See details related to operating lease commitments in footnote 9 "Contingent Liabilities and Commitments" to the "Notes to the Consolidated Financial Statements.")

Off-balance sheet arrangements for property leases are based upon analysis which, based on sound business principles, warrant their use. The Company’s principal use of off-balance sheet arrangements occurs in connection with the expansion of our self-storage business. The Company currently manages the self-storage properties owned by SAC Holding Corporation pursuant to a standard form of management agreement with each SAC Holding Corporation subsidiary. The Company receives a management fee equal to 6% of the gross receipts.

Business Outlook
As we look ahead to the remainder of fiscal year 2005, we believe the momentum in our moving and self-storage segments will continue, adjusted for the deconsolidation of SAC Holding Corporation and the W.P. Carey Transaction. During fiscal year 2004, we reported approximately $101.9 million of revenues, $26.5 million of earnings from operations, $37.8 million of interest expense, and a net income of $8.6 million related to the 281 SAC Holdings properties which were deconsolidated March 31, 2004. We reported approximately $29.2 million of storage revenues during fiscal year 2004 at the 78 self-storage properties that were recently sold to W.P. Carey.

U-Haul is expected to continue to benefit from the initiatives mentioned earlier, including positive sales increases and maintenance and repair cost improvements associated with our fleet replacement program.

Oxford is in the process of rebuilding its distribution that was impacted by the AMERCO restructuring. Prior to the restructuring, Oxford was rated B++ by A.M. Best. The rating was reduced to C+ during the restructuring, but has been recently upgraded to B- with a positive future outlook. Continued improvement in the rating will be a key factor in the success of Oxford’s marketing programs including annuities, life insurance, Medicare supplement, and credit life and disability. Oxford’s statutory capital measurements continue to strengthen and existing business is expected to continue to perform profitably.

RepWest expects to realize the benefits of their restructuring. During 2003, we successfully discontinued the majority of the unprofitable direct and assumed reinsurance lines and significantly strengthened our reserves associated with those lines. U-Haul related lines have historically been profitable and we expect to see the results of the new business plan during 2004. We believe that RepWest’s statutory capital measurements will continue to strengthen as the reserves of the discontinued lines are being run off. We are working with the Arizona Department of Insurance regarding the supervision order and expect it to be resolved in the future.

We expect no further costs associated with our financial restructuring during fiscal year 2005.

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
As of June 30, 2004, Edward J. Shoen, Chairman of the Board of Directors and President of AMERCO, James P. Shoen, a director of AMERCO, and Mark V. Shoen, an executive officer of AMERCO, collectively own 8,689,978 shares (approximately 40.8%) of the outstanding common shares of AMERCO. Accordingly, Edward J. Shoen, Mark V. Shoen and James P. Shoen will be in a position to continue to influence the election of the members of the Board of Directors and approval of significant transactions. In addition, 2,256,356 shares (approximately 10.6%) of the outstanding common shares of AMERCO, including shares allocated to employees and unallocated shares are held by our Employee Savings and Employee Stock Ownership Trust.

Our operations subject us to numerous environmental regulations and the possibility that environmental liability in the future could adversely affect our operations.
Compliance with environmental requirements of federal, state and local governments significantly affects our business. Among other things, these requirements regulate the discharge of materials into the water, air and land and govern the use and disposal of hazardous substances. Under environmental laws, we can be held strictly liable for hazardous substances that are found on real property we have owned or operated. We are aware of issues regarding hazardous substances on some of our real estate and we have put in place a remedial plan at each site where we believe such a plan is necessary. We regularly make capital and operating expenditures to stay in compliance with environmental laws. In particular, we have managed a testing and removal program since 1988 for our underground storage tanks. Under this program, we spent $43.7 million between April 1988 and June 30, 2004. Despite these compliance efforts, risk of environmental liability is part of the nature of our business.

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
Since January 2000, our property and casualty insurance business, RepWest, reported losses totaling approximately $149.0 million. These losses are primarily attributable to business lines that were unprofitable as underwritten. To restore profitability in RepWest, we have exited all non-U-Haul related lines and have strengthened the reserves on the lines being eliminated. Although we believe the terminated lines are adequately reserved, we cannot assure you that there will not be future adverse reserve development.

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
At June 30, 2004, we held approximately $203.8 million of notes due from SAC Holdings. Although these assets have been eliminated in the consolidating financial statements, we have significant economic exposure to SAC Holdings. SAC Holdings is highly leveraged with significant indebtedness to others. We hold various junior unsecured notes of SAC Holdings. If SAC Holdings is unable to meet its obligations to its senior lenders, it could trigger a default on its obligations to us. In such an event of default, we could suffer a significant loss to the extent the value of the underlying collateral on our loans to SAC Holdings is inadequate to repay SAC Holdings’ senior lenders and us. We cannot assure you that SAC Holdings will not default on its loans to their senior lenders or that the value of SAC Holdings’ assets upon liquidation would be sufficient to repay us in full.

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
On May 20, 2003, RepWest consented to an Order for Supervision issued by the Arizona Department of Insurance ("DOI"). The DOI determined that RepWest’s level of risk based capital (RBC) allowed for regulatory control. Pursuant to this order and Arizona law, during the period of supervision, RepWest may not engage in any of the following activities without the prior approval of the DOI:

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

Interest rate risk
The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations. Interest rate cap contracts represent non-linear derivative instruments which protect the holder from rises in short-term interest rates by making a payment to the holder when an underlying interest rate (the index or reference interest rate) exceeds a specified strike rate (the cap rate). During the first quarter of fiscal year 2005, the Company entered into separate interest rate cap contracts for $200.0 million of its variable rate debt obligations for a two year term and for $50.0 million of its variable rate debt obligations for a three year term. At June 30, 2004, the Company had approximately $412.9 million of variable rate debt obligations. A fluctuation in interest rates of 100 basis points would change interest expense for the Company by approximately $4.1 million annually.

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

Item 4. Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls) as of the end of the period covered by this Quarterly Report. The controls evaluation was done under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO).

Definition of Disclosure Controls
Disclosure Controls are controls and procedures designed to assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure Controls include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within Disclosure Controls, they are included in the scope of our quarterly controls evaluation.

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

Scope of the Controls Evaluation
The evaluation of our Disclosure Controls included a review of the objectives and design of the controls, the implementation of the controls by the Company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and the CFO, concerning the effectiveness of the controls can be reported in our Quarterly Reports on Form 10-Q and to supplement our disclosures made in our Annual Report on Form 10-K. Many of the components of our Disclosure Controls are evaluated on an on-going basis by personnel in our finance department, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Among other matters, we also considered whether our evaluation identified any "significant deficiencies" or "material weaknesses" in our internal control over financial reporting, and whether the Company had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally, and because item 5 of the certifications of the CEO and the CFO requires that the CEO and the CFO disclose that information to the Audit Committee of our Board and the independent auditors. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions," which are deficiencies in the design or operation of controls that could adversely affect our ability to record, process, summarize and report financial data in the financial statements. Auditing literature defines "material weakness" as a particularly serious reportable condition in which the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to address other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our on-going procedures.

Conclusions
Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Quarterly Report, our Disclosure Controls were effective to provide assurance that material information relating to AMERCO and its consolidated subsidiaries is made known to management, including the CEO and the CFO, particularly during the period when our periodic reports are being prepared.

Changes in Internal Control over Financial Reporting
During the fiscal quarter covered by this report we made no change in our internal control over financial reporting which materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

Kocher
On July 20, 2000, Charles Kocher (Kocher) filed suit in Wetzel County, West Virginia, Civil Action No. 00-C-51-K, entitled Charles Kocher v. Oxford Life Insurance Co. (Oxford) seeking compensatory and punitive damages for breach of contract, bad faith and unfair claims settlement practices arising from an alleged failure of Oxford to properly and timely pay a claim under a disability and dismemberment policy. On March 22, 2002, the jury returned a verdict of $5 million in compensatory damages and $34 million in punitive damages. On November 5, 2002, the trial court entered an Order (Order) affirming the $39 million jury verdict and denying Oxford’s motion for New Trial Or, in The Alternative, Remittitur. Oxford perfected its appeal to the West Virginia Supreme Court. On January 27, 2004, the matter was argued before the West Virginia Supreme Court and taken under advisement. On June 17, 2004 the West Virginia Supreme Court reversed and vacated the punitive damages award and remanded the case for a new trial on punitive damages. Oxford has filed for a re-hearing of the compensatory damages portion of the verdict with the West Virginia Supreme Court. The Company has accrued $725,000, which represents management’s best estimate of the costs associated with legal fees to appeal and re-try the case. The Company has notified its E & O carrier of the West Virginia Supreme Court’s ruling. The E&O carrier is disputing coverage in a declaratory judgment action against Oxford.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
During the first quarter of fiscal 2005, we did not repurchase any shares of our equity securities.

Item 3. Defaults upon Senior Securities
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of the security holders of AMERCO or U-Haul during the first quarter of the fiscal year covered by this report, through the solicitation or proxies or otherwise.

Item 5. Other Information
       Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following documents are filed as part of this report:
Exhibit Number	Description	Page or Method of Filing

2.1	Joint Plan of Reorganization of AMERCO and AMERCO Real Estate Company	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed October 20, 2003, file no. 1-11255
2.2	Disclosure Statement Concerning the Debtors’ Joint Plan of Reorganization	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed October 20, 2003, file no. 1-11255
2.3	Amended Joint Plan of Reorganization of AMERCO and AMERCO Real Estate Company	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, file No. 1-11255
3.1	Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Registration Statement on form S-4 filed March 30, 2004, file number 1-11255
3.2	Restated By-Laws of AMERCO	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file No. 1-11255
3.3	Restated Articles of Incorporation of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2003, file no. 1-11255
3.4	Bylaws of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2003, file no. 1-11255
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO and U-Haul International, Inc.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jack A. Peterson, Chief Financial Officer of AMERCO and U-Haul International, Inc.	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO and U-Haul International, Inc. pursuant to Section 906 of the Sabanes-Oxley Act of 2002	Filed herewith
32.2	Certificate of Jack A. Peterson, Chief Financial Officer of AMERCO and U-Haul International, Inc. pursuant to Section 906 of the Sabanes-Oxley Act of 2002	Filed herewith
10.1	Property Management Agreements among Three-A through Three-D SAC Self-Storage Limited Partnership and the subsidiaries of U-Haul International, Inc.	Filed herewith
10.2	U-Haul Dealership Contract between U-Haul Leasing & Sales Co., and U-Haul Moving Partners, Inc.	Filed herewith
10.3	Property Management Agreement between Mercury Partners, LP, Mercury 99, LLC and U-Haul Self-Storage Management (WPC), Inc.	Filed herewith
10.4	Property Management Agreement between Three SAC Self-Storage Corporation and U-Haul Co. (Canada), Ltd.	Filed herewith

(b) Reports on Form 8-K

    During the first quarter of fiscal year 2005, we did not file any reports on Form 8-K that have not been previously reported under this Item.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        AMERCO

Date: August 6, 2004                /s/ Edward J. Shoen
        Edward J. Shoen
        President and Chairman of the Board
        (Duly Authorized Officer)

Date: August 6, 2004                 /s/ Jack A. Peterson
        Jack A. Peterson
        Chief Financial Officer
        (Principal Financial Officer)

        U-HAUL INTERNATIONAL, INC.

Date: August 6, 2004                /s/ Edward J. Shoen
        Edward J. Shoen
        President and Chairman of the Board
        (Duly Authorized Officer)

Date: August 6, 2004                /s/ Jack A. Peterson
        Jack A. Peterson
        Chief Financial Officer
        (Principal Financial Officer)