Form 10-Q
period 2004-09-30
AMERCO /NV/; U HAUL INTERNATIONAL INC
filed 2004-11-09
CIK 4457, 4458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
 ☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2004

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from __________________ to __________________

Commission File Number	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.
1-11255	AMERCO	88-0106815
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

21,284,604 shares of AMERCO Common Stock, $0.25 par value, were outstanding at September 30, 2004.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at September 30, 2004.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements
AMERCO AND CONSOLIDATED ENTITIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	March 31,
	2004	2004
	(Unaudited)
	(In thousands)
ASSETS
Cash and cash equivalents	$45,759	$81,557
Trade receivables, net	251,043	268,386
Notes and mortgage receivables, net	5,352	4,537
Inventories, net	55,876	52,802
Prepaid expenses	16,803	13,172
Investments, fixed maturities	678,834	709,353
Investments, other	328,314	347,537
Deferred policy acquisition costs, net	69,219	76,939
Other assets	84,980	65,071
Related party assets	310,205	304,446
	$1,846,385	$1,923,800
Property, plant and equipment, at cost:
Land	151,012	158,594
Buildings and improvements	681,162	874,985
Furniture and equipment	296,046	293,115
Rental trailers and other rental equipment	186,079	159,586
Rental trucks	1,279,915	1,219,002
SAC Holdings II - property, plant and equipment	78,533	78,363
	2,672,747	2,783,645
Less: Accumulated depreciation	(1,344,908)	(1,331,840)
Property, plant and equipment, net	1,327,839	1,451,805
Total assets	$3,174,224	$3,375,605
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$253,195	$244,570
Capital leases	-	99,609
AMERCO's notes and loans payable	696,896	862,697
SAC Holdings' notes and loans payable, non-recourse to AMERCO	78,101	78,637
Policy benefits and losses, claims and loss expenses payable	788,641	813,738
Liabilities from investment contracts	528,169	574,745
Other policyholders' funds and liabilities	18,173	28,732
Deferred income	51,119	51,383
Deferred income taxes	106,223	63,800
Related party liabilities	70,175	53,848
Total liabilities	$2,590,692	$2,871,759
Commitments and contingent liabilities (Notes 5 and 9)
Stockholders' equity:
Series preferred stock, with or without par value:
Series A preferred stock, with no par value	$-	$-
Series B preferred stock, with no par value	-	-
Series common stock, with or without par value:
Series A common stock of $0.25 par value	929	1,416
Common stock of $0.25 par value	9,568	9,081
Additional paid in-capital	349,732	349,732
Accumulated other comprehensive loss	(33,184)	(21,446)
Retained earnings	686,177	595,181
Cost of common shares in treasury, net	(418,092)	(418,092)
Unearned employee stockownership plan shares	(11,598)	(12,026)
Total stockholders' equity	583,532	503,846
Total liabilities and stockholders' equity	$3,174,224	$3,375,605

The accompanying notes are an integral part of these condensed consolidating financial statements.

AMERCO AND CONSOLIDATED ENTITIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Quarter Ended September 30,		Six Months Ended - September 30,
	2004	2003	2004	2003
	(Unaudited)
	(In thousands except per share amounts)
Revenues:
Rental revenue	$469,320	$482,972	$895,952	$918,014
Net sales	57,817	65,627	119,063	134,836
Premiums	39,072	67,480	82,134	131,936
Net investment and interest income	12,339	11,378	32,110	22,787
Total revenues	578,548	627,457	1,129,259	1,207,573

Costs and expenses:
Operating expenses	288,447	305,324	560,659	600,317
Restructuring expenses	-	2,124	-	4,414
Commission expenses	51,908	44,802	98,821	84,996
Cost of sales	28,516	30,896	56,256	63,115
Benefits and losses	31,454	65,446	65,591	118,845
Amortization of deferred policy acquisition costs	7,778	8,759	17,736	17,859
Lease expense	36,348	34,191	76,883	68,514
Depreciation, net	29,904	36,925	57,932	74,963
Total costs and expenses	474,355	528,467	933,878	1,033,023

Earnings from operations	104,193	98,990	195,381	174,550
Interest expense	18,060	30,773	37,064	61,671
Pretax earnings	86,133	68,217	158,317	112,879
Income tax expense	(33,074)	(24,192)	(60,839)	(41,118)
Net earnings	$53,059	$44,025	$97,478	$71,761
Less: Preferred stock dividends	(3,241)	(3,241)	(6,482)	(6,482)
Earnings available to common shareholders	$49,818	$40,784	$90,996	$65,279

Basic and diluted earnings per common share	$2.39	$1.97	$4.38	$3.15
Weighted average common shares outstanding	20,801,525	20,744,692	20,794,766	20,738,389

The accompanying notes are an integral part of these condensed consolidating financial statements.

AMERCO AND CONSOLIDATED ENTITIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Quarter Ended September 30,
	2004	2003
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$53,059	$44,025
Changes in other comprehensive income, net of taxes:
Foreign currency translation	2,010	(4,377)
Unrealized gain/(loss) on investments	(12,796)	15,774
Fair market value of interest rate hedge	(1,668)	-

Total comprehensive income	$40,605	$55,422

The accompanying notes are an integral part of these condensed consolidating financial statements.

	Six Months Ended September 30,
	2004	2003
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$97,478	$71,761
Changes in other comprehensive income, net of taxes:
Foreign currency translation	(217)	1,374
Unrealized gain/(loss) on investments	(9,853)	25,861
Fair market value of interest rate hedge	(1,668)	-

Total comprehensive income	$85,740	$98,996

The accompanying notes are an integral part of these condensed consolidating financial statements.

AMERCO AND CONSOLIDATED ENTITIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2004	2003
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Earnings available to common shareholders	$90,996	$65,279
Depreciation	56,455	69,674
Amortization of deferred policy acquisition costs	19,293	16,737
Provision for losses on accounts receivable	102	686
Net loss on sale of real and personal property	1,477	5,289
(Gain) on sale of investments	(198)	(2,317)
Reductions in policy liabilities and accruals	(13,170)	(18,194)
Capitalizations of deferred policy acquisition costs	(6,732)	(11,765)
Net reduction in other operating assets and liabilities	19,841	5,194
Net cash provided by operating activities	$168,064	$130,583
Cash flows from investing activities:
Purchases of investments:
Property, plant and equipment	(161,693)	(102,295)
Fixed maturities	(60,023)	(24,144)
Common Stock	(6,766)	-
Proceeds from sale(purchase) of investments:
Property, plant and equipment	220,848	19,091
Fixed maturities	74,929	128,499
Preferred stock	2,708	11,380
Real estate	1,722	(22,860)
Mortgage loans	1,913	10,114
Changes in other investments	45,862	(56,321)
Net cash provided by (used in) investing activities	$119,500	$(36,536)
Cash flows from financing activities:
Borrowings from Credit Facilities	$14,385	$50,000
Leveraged Employee Stock Ownership Plan:
Purchase of shares	428	375
Principal Repayments on Credit Facilities	(181,076)	(54,681)
Pay off of capital leases	(99,609)	-
Dividends paid	(9,723)	-
Investment contract deposits	13,427	34,422
Investment contract withdrawals	(61,194)	(39,375)
Net cash used in financing activities	$(323,362)	$(9,259)
Increase (decrease) in cash equivalents	$(35,798)	$84,788
Cash and cash equivalents at the beginning of period	81,557	66,834
Cash and cash equivalents at the end of period	$45,759	$151,622
The accompanying notes are an integral part of these condensed consolidating financial statements.

1. Basis of Presentation

The second fiscal quarter for AMERCO ends the 30th of September for each year that is referenced. Our insurance company subsidiaries have a second quarter that ends on the 30th of June for each year that is referenced. They have been consolidated on that basis. Consequently, all references to our insurance subsidiaries’ years 2004 and 2003 correspond to the Company’s fiscal years 2005 and 2004.

Accounts denominated in non-U.S. currencies have been re-measured using the U.S. dollar as the functional currency. Certain amounts reported in previous years have been reclassified to conform to the current presentation.

2. Principals of Consolidation and Organization

Principles of Consolidation

The consolidated financial statements for the second quarter and the first six months of fiscal year 2005 and the balance sheet as of March 31, 2004 include the accounts of AMERCO, its wholly owned subsidiaries and SAC Holding II Corporation and its subsidiaries. The balance sheet and the statements of operations, comprehensive income, and cash flows for the second quarter and the first six months of fiscal year 2004 include all of the abovementioned entities plus SAC Holding Corporation and its subsidiaries.

SAC Holding Corporation and SAC Holding II Corporation and their subsidiaries (the "SAC entities") were considered special purpose entities. During the first three quarters of fiscal year 2004, the SAC entities were consolidated based on the provisions of Emerging Issues Task Force (EITF) Issue No. 90-15. During the fourth quarter of fiscal year 2004, the Company applied FASB Interpretation No. 46(R) to its interest in the SAC entities and determined that SAC Holding Corporation should no longer be consolidated with the Company’s financial statements. Accordingly, during the fourth quarter of fiscal year 2004 the Company deconsolidated those entities. The deconsolidation was accounted for as a distribution of the Company’s interests to the SAC entities. Because of the Company’s continuing involvement with SAC Holding Corporation and its subsidiaries, the distributions do not qualify as discontinued operations as defined by SFAS No. 144.

The condensed consolidated balance sheet as of September 30, 2004 and the related condensed consolidated statements of operations, comprehensive income, and cash flow for the quarter and the first six months ended September 30, 2004 are unaudited. In our opinion, all adjustments necessary for the fair presentation of such condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. Inter-company accounts and transactions have been eliminated. Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

Description of Legal Entities

AMERCO, a Nevada corporation ("AMERCO"), is the holding company for:

U-Haul International, Inc. ("U-Haul")

Amerco Real Estate Company ("Real Estate")

Republic Western Insurance Company ("RepWest")

North American Fire & Casualty Insurance Company ("NAFCIC")

Oxford Life Insurance Company ("Oxford")

North American Insurance Company ("NAI") and

Christian Fidelity Life Insurance Company ("CFLIC")

Unless the context otherwise requires, the term "Company" refers to AMERCO and its legal subsidiaries.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 (Unaudited), March 31, 2004, and September 30, 2003 (Unaudited)
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

Real Estate owns approximately 90 percent of the Company’s real estate assets, including U-Haul Centers and Storage locations. The remaining real estate assets of the Company are owned by other subsidiaries. Real Estate is responsible for overseeing major property repairs, dispositions and managing the environmental risks of the properties.

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

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Derivative Financial Instruments

The Company’s primary objective for holding derivative financial instruments is to manage currency and interest rate risk. The Company’s derivative instruments are recorded at fair value under SFAS No. 133 and are included in prepaid expenses.

The Company used derivative financial instruments to reduce its exposure to interest rate volatility. During May 2004, the Company entered into two (2) separate interest rate cap agreements on its $350 million amortizing term loan with notional value of $200 million for a two-year term and $50 million for a three-year term. These agreements cap the LIBOR component on the $250 million notional value at 3.0% throughout the life of the cap. At September 30, 2004, the Company had $348.3 million of variable rate debt.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Inventories, net

Inventories consist primarily of truck and trailer parts and accessories used to repair rental equipment and products purchased directly for resale. Inventories are valued at the lower of cost or market. Inventory cost is primarily determined using the last-in, first-out method. Inventories valued on the LIFO basis were approximately 89% of total inventories as of September 30, 2004 and 93% of total inventories as of March 31, 2004. Inventories would have been $3.2 million higher at both September 30, 2004 and March 31 2004, if the Company valued inventories using the first-in, first-out method. Inventories are stated net of reserves for obsolescence of $2.5 million at both September 30, 2004 and March 31, 2004.

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Interest cost incurred during the initial construction of buildings and rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes principally using the straight-line method over the following estimated useful lives: rental equipment 2-20 years, buildings and non-rental equipment 3-55 years. Major overhauls to rental equipment are capitalized and are amortized over the estimated period benefited. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation expense when realized. Depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., no gains or losses. During the first quarter of fiscal year 2005, the Company lowered its estimates for residual values on rental trucks purchased off TRAC leases from 25% of the original cost to 20%. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed. Since this change in estimated residual values will be applied prospectively we do not anticipate any significant increases in depreciation expense for the current fiscal year.

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

The carrying value of surplus real estate, which is lower than market value, at the balance sheet date was $12.5 million for September 30, 2004 and $10.1 million for March 31, 2004, respectively, and is included with investments, other. During the second quarter Real Estate reclassified certain assets held for investment purposes. The reclassification of $11.2 million is reflected as a decrease in Property, Plant, and Equipment and an increase in Investments Other on our balance sheet.

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

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Liabilities for reported and unreported losses are based on RepWest’s historical experience and industry averages. The liability for unpaid loss adjustment expenses is based on historical ratios of loss adjustment expenses paid to losses paid. Amounts recoverable from re-insurers on unpaid losses are estimated in a manner consistent with the claim liability associated with the reinsured policy. Adjustments to the liability for unpaid losses and loss expenses, as well as amounts recoverable from re-insurers on unpaid losses, are charged or credited to expense in the periods in which they are made.

Revenue Recognition

Rental revenue is recognized for the period that trucks and moving equipment are rented. Storage space revenue is recognized based on the numbers of storage contract days earned. Product sales are recognized at the time that title passes and the customer accepts delivery. Insurance premiums are recognized over the policy periods. Interest and investment income are recognized as earned.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $7.5 million in the second quarter of fiscal year 2005 and $9.2 million in the second quarter of fiscal year 2004. Advertising expense was $14.8 million for the first six months of fiscal year 2005 and $17.4 million for the first six months of fiscal year 2004

Deferred Policy Acquisition Costs

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

Comprehensive Income/(Loss)

Comprehensive income/(loss) consists of net income, foreign currency translation adjustments, unrealized gains and losses on investments and fair market values of interest rate hedges, net of the related tax effects.

4. Earnings per Share

Net income for purposes of computing earnings per common share is net income minus preferred stock dividends. Preferred stock dividends include accrued dividends of AMERCO.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:
	Quarter Ended September 30,
	2004	2003
Basic and diluted earnings per common share	$2.39	$1.97
Weighted average common shares outstanding
Basic and diluted :	20,801,525	20,744,692

	Six Months Ended September 30,
	2004	2003
Basic and diluted earnings per common share	$4.38	$3.15
Weighted average common shares outstanding
Basic and diluted :	20,794,766	20,738,389

The weighted average common shares outstanding listed above exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released as of September 30, 2004 and September 30, 2003, respectively.

6,100,000 shares of preferred stock have been excluded from the weighted average shares outstanding calculation because they are not common stock equivalents.

5. Borrowings

Long-Term Debt

Long-term debt consisted of the following:
	September 30,	March 31,
	2004	2004
	(Unaudited)
	(In thousands)
Revolving credit facility, senior secured first lien	$-	$164,051
Senior amortizing notes, secured, first lien, due 2009	348,250	350,000
Senior notes, secured second lien, 9.0% interest rate, due 2009	200,000	200,000
Senior subordinated notes, secured, 12.0% interest rate, due 2011	148,646	148,646
Total AMERCO notes and loans payable	$696,896	$862,697

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

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The $350 million amortizing term loan requires monthly principal payments of $291,667 and periodic interest payments, with the balance due on maturity in 2009. The interest rate per the provisions of the term loan agreement is defined as the 3-month London Inter Bank Offer Rate ("LIBOR"), plus 4.0%, the sum of which at September 30, 2004 was 5.84%. Advances under the revolving credit facility are based on a borrowing base formula which is based on a percentage of the value of our eligible real estate. At September 30, 2004, there were no outstanding advances under the revolving credit facility $200.0 million was available to borrow. The interest rate per the provisions of the revolving credit facility agreement is defined as the prime rate ("Prime") plus 1.5%, the sum of which at September 30, 2004 was 6.25%. The Senior Secured Facility is secured by a first priority position in substantially all of the assets of AMERCO and its subsidiaries, except for our notes receivable from SAC Holdings, certain real estate held for sale, the capital stock of our insurance subsidiaries, real property previously mortgaged to Oxford, vehicles subject to certain lease financing arrangements, proceeds in excess of $50 million associated with the settlement, judgment or recovery related to our litigation against PricewaterhouseCoopers (after deduction of attorneys’ fees and costs and taxes payable with respect to such proceeds).

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

Senior Subordinated Notes

The Company issued and has outstanding $148.6 million aggregate principal amount of 12.0% senior subordinated notes due 2011 (the "Senior Subordinated Notes"). No principal payments are due on the Senior Subordinated Notes until maturity. These senior notes, which are subordinated to all of the senior indebtedness of AMERCO (including the First Lien Senior Secured Notes and the Second Lien Senior Secured Notes, both due 2009), are secured by certain assets of AMERCO, including the capital stock of our life insurance subsidiary (Oxford Life Insurance Company), certain real estate held for sale, 75% of the net proceeds in excess of $50 million associated with the settlement, judgment or recovery related to our litigation against PricewaterhouseCoopers (after deduction of attorneys’ fees and costs and taxes payable with respect to such proceeds), and payments from notes receivable from SAC Holdings having an aggregate outstanding principal balance at September 30, 2004 of $203.8 million.

Restrictive Covenants

Under the abovementioned loan agreements, we are required to comply with a number of affirmative and negative covenants. These covenants apply to the obligors, and provide that, among other things:

•	On a quarterly basis, the obligors cannot allow EBITDA minus capital expenditures (as defined) to fall below specified levels.

•	The obligors are restricted in the amount of capital expenditures that can be made in any fiscal year.

•	The obligors’ ability to incur additional indebtedness is restricted.

 AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
•	The obligors’ ability to create, incur, assume, or permit to exist any lien on or against any of the secured assets is restricted.

•	The obligors’ ability to convey, sell, lease, assign, transfer or otherwise dispose of any of the secured assets is restricted.

•	The obligors cannot enter into any merger, consolidation, reorganization, or recapitalization (subject to exceptions), and we cannot liquidate, wind up or dissolve any subsidiary that is a borrower under the abovementioned loan agreements, unless the assets of the dissolved entity are transferred to another subsidiary that is a borrower under the abovementioned loan agreements and certain other conditions are met.

•	The obligors’ ability to guarantee the obligations of our insurance subsidiaries or any third party is restricted.

•	The obligors’ ability to prepay, redeem, defease, purchase or otherwise acquire any of our indebtedness or any indebtedness of a subsidiary that is a borrower under the abovementioned loan agreements is restricted.

As of September 30, 2004 the Company was in compliance with the abovementioned covenants.

 AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
Annual Maturities of AMERCO Consolidated Notes and Loans Payable

The annual maturity of AMERCO Consolidated long-term debt as of September 30, 2004 for the next five years and thereafter is as follows:

	Fiscal Years Ending
	(In thousands)
	2005	2006	2007	2008	2009	Thereafter
Notes payable, secured	$3,500	3,500	3,500	3,500	534,250	148,646

SAC Holding II Corporation Notes and Loans Payable to Third Parties

SAC Entities notes and loans payable consisted of the following:

	September 30, 2004	March 31, 2004
	(Unaudited)
	(In thousands)
Notes payable, secured, bearing interest rates ranging from 7.87% to 9.00%, due 2027	$78,101	$78,637

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

6. Interest on Borrowings

Interest expense was as follows:
	Quarter Ended September 30,
	2004	2003
	(Unaudited)
	(In thousands)
Interest expense	$14,778	$20,345
Amortization of transaction costs	863	169
Interest expense resulting from SWAP/CAP agreements	845	-
Total AMERCO interest expense	$16,486	$20,514

SAC Holdings' interest expense	3,968	20,414
Less: Intercompany transactions	2,394	10,155
Total SAC Holdings' interest expense	1,574	10,259
Consolidated interest expense	$18,060	$30,773

	Six Months Ended September 30,
	2004	2003
	(Unaudited)
	(In thousands)
Interest expense	31,342	39,528
Amortization of transaction costs	1,596	374
Interest expense resulting from SWAP/CAP agreements	992	-
Default interest	-	715
Total AMERCO interest expense	$33,930	$40,617

SAC Holdings' interest expense	7,231	41,221
Less: Intercompany transactions	4,097	20,167
Total SAC Holdings' interest expense	3,134	21,054
Consolidated interest expense	$37,064	$61,671

Interest paid in cash by AMERCO amounted to $13.5 million and $7.8 million for the second quarters of fiscal year 2005 and fiscal year 2004, respectively.

Interest paid in cash by AMERCO amounted to $28.8 million and $30.6 million for the six months ended September 30, 2004 and 2003, respectively.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Interest rates and company borrowings were as follows:
	Revolving Credit Activity
	September 30, 2004	March 31, 2004
AMERCO	(In thousands, except interest rates)
Weighted average interest rate during the first six months/year	5.50%	6.75%
Interest rate at the end of the second fiscal quarter/year	5.84%	5.50%
Maximum amount outstanding during the quarter/year	$33,039	$205,000

Average amount outstanding during the quarter/year	$14,340	$174,267
Facility fees	$-	$1,333

7. Comprehensive Income

The components of accumulated other comprehensive income/(loss), net of tax, were as follows:
	September 30, 2004	March 31, 2004
	(In thousands)
Accumulated foreign currency translation	$(35,131)	$(34,914)
Accumulated unrealized gain or (loss) on investments	3,615	13,468
Accumulated FV of Interest Rate Hedge	(1,668)	-
	$(33,184)	$(21,446)

A summary of accumulated comprehensive income/ (loss) components, net of tax, were as follows:
	Foreign Currency Translation	Unrealized Gain/(Loss) on Investments	Fair Market Value of Interest Rate Hedge	Accumulated Other Comprehensive Income/(Loss)
Balance at March 31, 2004	$(34,914)	$13,468	$-	$(21,446)
Foreign currency translation	(217)	-	-	(217)
Unrealized gain/(loss) on investments	-	(9,853)	-	(9,853)
Fair market value of interest rate hedge	-	-	(1,668)	(1,668)

Balance at September 30, 2004	$(35,131)	$3,615	$(1,668)	$(33,184)

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
	Direct Amount (a)	Ceded to Other Companies	Assumed from Other Companies	Net Amount (a)	Percentage of Amount Assumed to Net
	(Unaudited)
	(In thousands)
June 30, 2004 Life insurance in force	$1,427,735	249,175	1,944,703	3,123,263	62%

Premiums earned:
Life	$5,909	3,792	6,232	8,349	75%
Accident and health	49,810	3,790	8,243	54,263	15%
Annuity	1,255		1,427	2,682	53%
Property and casualty	17,008	3,576	3,408	16,840	20%
Total	$73,982	11,158	19,310	82,134	24%

	Direct Amount (a)	Ceded to Other Companies	Assumed from Other Companies	Net Amount (a)	Percentage of Amount Assumed to Net
	(Unaudited)
	(In thousands)
June 30, 2003 Life insurance in force	$1,719,979	752,501	2,343,287	3,310,765	71%

Premiums earned:
Life	$10,908	5,429	7,727	13,206	59%
Accident and health	54,946	5,912	10,650	59,684	18%
Annuity	1,067	-	1,110	2,177	51%
Property and casualty	65,441	23,161	14,589	56,869	26%
Total	$132,362	34,502	34,076	131,936	26%

(a)	Balances are reported net of inter-segment transactions.

Premiums eliminated in consolidation were as follows:

	RepWest	Oxford
	(Unaudited)
	(In thousands)
Six months ended June 30, 2004	$-	$743
Six months ended June 30, 2003	$1,272	$1,358

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
9. Contingent Liabilities and Commitments

The Company leases a portion of its rental equipment and certain of its facilities under operating leases with terms that expire at various dates substantially through 2034. At September 30, 2004, AMERCO has guaranteed $178.5 million of residual values for these assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, the Company has the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. AMERCO has been leasing equipment since 1987 and has experienced no material losses relating to these types of residual value guarantees.

Lease commitments for leases having terms of more than one year as of September 30, 2004, were as follows:

	Property Plant and Equipment	Rental Fleet	Total
	(In thousands)
Year-ending:
2005	$11,093	$109,626	$120,719
2006	10,919	88,482	99,401
2007	10,689	56,664	67,353
2008	10,519	18,587	29,106
2009	10,212	8,627	18,839
Thereafter	48,354	4,125	52,479
Total	$101,786	$286,111	$387,897

W. P. Carey Transaction

In 1999, AMERCO, U-Haul and Real Estate entered into financing agreements for the purchase and construction of self-storage facilities with the Bank of Montreal and Citibank (the "synthetic leases"). Title to the real property subject to these leases was held in the name of off balance sheet special purpose entities. As of March 31, 2003, we had obligations outstanding of $254 million under these synthetic leases, of which $117 million represented properties qualifying as operating leases and $137 million represented properties qualifying as capital leases.

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

On April 30, 2004, the amended and restated leases were terminated, the properties underlying these leases were sold to, W.P. Carey (UH Storage DE). U-Haul entered into a ten year operating lease with W.P. Carey (UH Storage DE) for a portion of each property (the portion of the property that relates to U-Haul’s truck and trailer rental and moving supply sales businesses). The remainder of each property (the portion of the property that relates to self-storage) was leased from W.P. Carey (UH Storage DE) to Mercury Partners, LP ("Mercury") pursuant to a 20 year lease. These events are referred to as the "W.P. Carey Transaction."  As a result of the W.P. Carey Transaction, we no longer have a capital lease related to these properties. The terms of the W.P. Carey Transaction provide for us to be reimbursed for capital improvements we previously made to these properties, subject to conditions, which we expect will occur over approximately the next 18 months.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

As part of the W.P. Carey Transaction, U-Haul entered into arrangements to manage these properties (including the properties leased by Mercury Partners). These management arrangements allow us to continue to operate the properties as part of the U-Haul moving and self-storage system.

U-Haul’s annual lease payments under the new lease are approximately $10 million per year, with CPI inflation adjustments beginning in the sixth year of the lease. The lease term is ten years, with a renewal option for an additional ten years. Upon closing of the W.P. Carey Transaction, we made a $5 million security deposit, which will be refunded to us at the end of the lease term. We also made a deposit as part of the W.P. Carey Transaction totaling approximately $23 million, which is to be refunded to us at the earlier of attainment by the properties of certain earn-out milestones, or the end of the lease term.

The property management agreement we entered into with Mercury provides that Mercury will pay U-Haul a fee equal to 4% of the gross self-storage rental revenues generated by the properties, plus a bonus of up to 6% of gross self-storage rental revenues based on specified performance levels. During the first six months of fiscal year 2005, U-Haul earned $0.6 million in management fees from Mercury.

10. Contingencies

Kocher

On July 20, 2000, Charles Kocher (Kocher) filed suit in Wetzel County, West Virginia, Civil Action No. 00-C-51-K, entitled Charles Kocher v. Oxford Life Insurance Co. (Oxford) seeking compensatory and punitive damages for breach of contract, bad faith and unfair claims settlement practices arising from an alleged failure of Oxford to properly and timely pay a claim under a disability and dismemberment policy. On March 22, 2002, the jury returned a verdict of $5 million in compensatory damages and $34 million in punitive damages. On November 5, 2002, the trial court entered an Order (Order) affirming the $39 million jury verdict and denying Oxford’s motion for New Trial Or, in The Alternative, Remittitur. On January 27, 2004, the matter was argued before the West Virginia Supreme Court and taken under advisement. On June 17, 2004 the West Virginia Supreme Court reversed and vacated the punitive damages award and remanded the case for a new trial on punitive damages. The trial judge has set an April 28, 2005 trial date. The Company has accrued $725,000, which represents management’s best estimate of the costs associated with legal fees to appeal and re-try the case. The Company has notified its Errors & Omissions carrier of the West Virginia Supreme Court’s ruling. The E&O carrier is disputing coverage.

Shoen

On September 24, 2002, Paul F. Shoen filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Paul F. Shoen vs. SAC Holding Corporation et al., CV02-05602, seeking damages and equitable relief on behalf of AMERCO from SAC Holdings and certain current and former members of the AMERCO Board of Directors, including Edward J. Shoen, Mark V. Shoen and James P. Shoen as defendants. AMERCO is named a nominal defendant for purposes of the derivative action. The complaint alleges breach of fiduciary duty, self-dealing, usurpation of corporate opportunities, wrongful interference with prospective economic advantage and unjust enrichment and seeks the unwinding of sales of self-storage properties by subsidiaries of AMERCO to SAC Holdings over the last several years. The complaint seeks a declaration that such transfers are void as well as unspecified damages. On October 28, 2002, AMERCO, the Shoen directors, the non-Shoen directors and SAC Holdings filed Motions to Dismiss the complaint. In addition, on October 28, 2002, Ron Belec filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Ron Belec vs. William E. Carty, et al., CV 02-06331 and on January 16, 2003, M.S. Management Company, Inc. filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned M.S. Management Company, Inc. vs. William E. Carty, et al., CV 03-00386. Two additional derivative suits were also filed against these parties. These additional suits are substantially similar to the Paul F. Shoen derivative action. The five suits assert virtually identical claims. In fact, three of the five plaintiffs are parties who are working closely together and chose to file the same claims multiple times. The court consolidated all five complaints before dismissing them on May 28, 2003. Plaintiffs appealed and the appeal is before the Nevada Supreme Court. The parties are briefing the issues. These lawsuits falsely alleged that the AMERCO Board lacked independence. In reaching its decision to dismiss these claims, the court determined that the AMERCO Board of Directors had the requisite level of independence required in order to have these claims resolved by the Board.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Securities Litigation

AMERCO is a defendant in a consolidated putative class action lawsuit entitled "In Re AMERCO Securities Litigation", United States District Court, Case No. CV-N-03-0050-ECR (RAM). The action alleges claims for violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 there under, section 20(a) of the Securities Exchange Act of 1934 and sections 11, 12, and 15 of the Securities Act of 1933. The action alleges that AMERCO engaged in transactions with SAC entities that falsely improved AMERCO’s financial statements and that AMERCO failed to disclose the transactions properly. The action has been transferred to the United Sates District Court, District of Arizona. The action is in a very early stage. Management intends to defend these cases vigorously.

Securities and Exchange Commission

The Securities and Exchange Commission ("SEC") has issued a formal order of investigation to determine whether the Company has violated the Federal Securities laws. On January 7, 2003, the Company received the first of several subpoenas issued by the SEC to the Company. SAC Holdings, the Company’s current and former auditors and others have also received subpoenas relating to this matter. The Company is cooperating with the SEC and is facilitating the expeditious review of its financial statements and any other issues that may arise. The Company has produced a substantial number of documents to the SEC and continues to respond to requests for additional documents and to provide witnesses for testimony. We cannot predict when the investigation will be completed or its outcome.

Environmental

In the normal course of business, AMERCO is a defendant in a number of suits and claims. AMERCO is also a party to several administrative proceedings arising from state and local provisions that regulate the removal and/or cleanup of underground fuel storage tanks. It is the opinion of management, that none of these suits, claims or proceedings involving AMERCO, individually or in the aggregate, are expected to result in a material loss.

Compliance with environmental requirements of federal, state and local governments significantly affects Real Estate’s business operations. Among other things, these requirements regulate the discharge of materials into the water, air and land and govern the use and disposal of hazardous substances. Real Estate is aware of issues regarding hazardous substances on some of its properties. Real Estate regularly makes capital and operating expenditures to stay in compliance with environmental laws and has put in place a remedial plan at each site where it believes such a plan is necessary. Since 1988, Real Estate has managed a testing and removal program for underground storage tanks. Under this program we have spent approximately $44 million.

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

A brother of an executive officer is employed by U-Haul Business Consultants Inc., a subsidiary of U-Haul International.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

During the second quarter of fiscal year 2005, a subsidiary of the Company held various unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. The Company does not have an equity ownership interest in SAC Holdings, except for minority investments made by RepWest and Oxford in a SAC Holdings-controlled limited partnership which holds Canadian self-storage properties. The Company received cash interest payments of $3.7 million and $8.1 million, from SAC Holdings during the second quarter and first six months of fiscal year 2005, respectively. The largest aggregate amount of notes receivable outstanding during the second quarter of fiscal year 2005 and the aggregate notes receivable balance at September 30, 2004 was $203.8 million. Interest accrues on the outstanding principal balance of junior notes of SAC Holdings that the Company holds at a stated rate of basic interest. A fixed portion of that basic interest is paid on a monthly basis. Additional interest is paid on the same payment date based on the amount of remaining basic interest and of the cash flow generated by the underlying property. This amount is referred to as the "cash flow-based calculation." To the extent that this cash flow-based calculation exceeds the amount of remaining basic interest, contingent interest is paid on the same monthly date as the fixed portion of basic interest. To the extent that the cash flow-based calculation is less than the amount of remaining basic interest, the additional interest payable on the applicable monthly date is limited to the amount of that cash flow-based calculation. In such a case, the excess of the remaining basic interest over the cash flow-based calculation is deferred. In addition, subject to certain contingencies, the junior notes provide that the holder of the note is entitled to receive 90% of the appreciation realized upon, among other things, the sale of such property by SAC Holdings.

The Company currently manages the self-storage properties owned by SAC Holdings, Mercury, 4 SAC, 5 SAC and 19 SAC pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts. The Company received management fees of $7.5 million for the six months ended September 30, 2004. This management fee is consistent with the fees received for other properties the Company manages for third parties.

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

For the six months ended September 30, 2004, the Company leased space for marketing company offices, vehicle repair shops and hitch installation centers owned by subsidiaries of SAC Holdings. Total lease payments pursuant to such leases were $1.3 million. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At September 30, 2004, subsidiaries of SAC Holdings, 4 SAC, 5 SAC and 19 SAC acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with subsidiaries of SAC Holdings are substantially identical to the terms of those with the Company’s other independent dealers. For the six months ended September 30, 2004, the Company paid the above mentioned entities $18.7 million in commissions pursuant to such dealership contracts.

SAC Holdings was established in order to acquire self-storage properties. These properties are being managed by the Company pursuant to management agreements. The sale of self-storage properties by the Company to SAC Holdings has in the past provided significant cash flows to the Company and the Company’s outstanding loans to SAC Holdings entitle the Company to participate in SAC Holdings’ excess cash flows (after senior debt service). However, in connection with SAC Holdings’ issuance of the New SAC Holdings Notes to AMERCO’s creditors in AMERCO’s Chapter 11 proceeding, certain SAC Holdings notes payable to the Company were eliminated, thereby extinguishing the participation in certain SAC entity excess cash flows.

Management believes that its sales of self-storage properties to SAC Holdings in the past provided a unique structure for the Company to earn rental revenues from the SAC Holdings self-storage properties that the Company manages and to participate in SAC Holdings’ excess cash flows as described above. No real estate transactions with SAC Holdings that involve the Company or its subsidiaries are expected in the foreseeable future.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Independent fleet owners own approximately 4% of all U-Haul rental trailers and 0.01% of certain other rental equipment. There are approximately 1,290 independent fleet owners, including certain officers, directors, employees and stockholders of AMERCO. Such AMERCO officers, directors, employees and stockholders owned less than 1% of all U-Haul rental trailers during the second quarter of fiscal years 2005 and 2004, respectively. All rental equipment is operated under contract with U-Haul whereby U-Haul administers the operations and marketing of such equipment and in return receives a percentage of rental fees paid by customers. Based on the terms of various contracts, rental fees are distributed to U-Haul (for services as operators), to the fleet owners (including certain subsidiaries and related parties of U-Haul) and to rental dealers (including Company-operated U-Haul Centers).

On August 20, 2004, an exchange occurred between the Company and James P. Shoen. Mr. Shoen, transferred 1,946,314 shares of AMERCO Series A Common Stock, $0.25 par value, in exchange for 1,946,314 shares of AMERCO Common Stock, $0.25 par value. Mr. Shoen is a director, employee and significant shareholder of AMERCO. No gain or loss was recognized as a result of this transaction.

In February 1997, AMERCO, through its insurance subsidiaries, invested in the equity of Private Mini Storage Realty, L.P. (Private Mini), a Texas-based self-storage operator. RepWest invested $13.5 million and had a direct 30.6% interest and an indirect 13.2% interest. Oxford invested $11 million and had a direct 24.9% interest and an indirect 10.8% interest. During 1997, Private Mini secured a $225 million line of credit with a financing institution, which was subsequently reduced in accordance with its terms to $125 million in December 2001. Under the terms of this credit facility, AMERCO entered into a support party agreement with Private Mini whereby upon default or noncompliance with debt covenants by Private Mini, AMERCO assumed responsibility to fulfill all obligations related to the credit facility. In 2003, the support party obligation was bifurcated into two separate support party obligations; one consisting of a $55 million support obligation and one consisting of a $70 million support obligation.

At March 31, 2003, $55 million of AMERCO’s support party obligations had been triggered. As part of AMERCO’s bankruptcy reorganization, AMERCO satisfied the $55 million obligation by issuing notes to the Private Mini creditor, and we correspondingly increased our receivable from Private Mini by $55 million. Interest from Private Mini on this receivable is being recorded and received by AMERCO on a regular basis.

Under the terms of FIN 45, the remaining $70 million support part obligation is recognized by the Company as a liability. This resulted in AMERCO increasing Other Liabilities by $70 million and increasing our receivable from Private Mini by an additional $70 million.

12. Subsequent Event

RepWest experienced insurances losses associated with the recent hurricanes in the southeastern United States. These losses will be reflected in RepWest’s third and fourth quarter financial statements. The losses are estimated to be approximately $5 to $7 million on an after taxes basis.

13. Consolidating Financial Information by Industry Segment

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

The notes of the Company are fully and unconditionally guaranteed, jointly and severally, by all of AMERCO’s legal subsidiaries, except for our insurance company subsidiaries and except for SAC Holdings. Footnote 13 includes condensed consolidating financial information which presents the Condensed Consolidating Balance Sheets as of September 30, 2004 and 2003 and the related Condensed Consolidating Statements of Earnings and Condensed Consolidating Cash Flow Statements for the first six months ended September 30, 2004 and 2003 for:

(a) AMERCO,

(b) the guarantor subsidiaries (comprised of AMERCO, U-Haul and Real Estate and each of their respective subsidiaries);

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(c) the non guarantor subsidiaries (comprised of Oxford and RepWest and each of their respective subsidiaries); and

(d) SAC Holdings.

The information includes elimination entries necessary to consolidate AMERCO, the parent, with the guarantor and non-guarantor subsidiaries. Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor and non-guarantor subsidiaries are presented on a combined basis. Deferred income taxes are shown as liabilities on the consolidating statements.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
13.  Consolidating balance sheets by industry segment as of September 30, 2004 are as follows:
	Obligated Group							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Obligated Group Consolidated	Property and Casualty Insurance(a)	Life Insurance(a)	Eliminations			AMERCO Consolidated	SAC Moving and Storage Operations	Eliminations			Total Consolidated
	(Unaudited)
Assets:	(Inthousands)
Cash and cash equivalents	$16	$34,478	$983	$-			$35,477	$4,998	$4,590	$-			$45,065	$694	$-			$45,759
Trade receivables, net	-	16,712	16,339	-			33,051	203,056	14,936	-			251,043	-	-			251,043
Notes and mortgage receivables, net	-	3,824	1,528	-			5,352	-	-	-			5,352	-	-			5,352
Inventories, net	-	54,774	-	-			54,774	-	-	-			54,774	1,102	-			55,876
Prepaid expenses	2,694	13,774	-	-			16,468	-	-	-			16,468	335	-			16,803
Investments, fixed maturities	-	-	-	-			-	121,041	557,793	-			678,834	-	-			678,834
Investments, other	-	1,387	11,167	-			12,554	140,995	174,765	-			328,314	-	-			328,314
Deferred policy acquisition costs, net	-	-	-	-			-	2,146	67,073	-			69,219	-	-			69,219
Other assets	21,775	53,132	1,776	-			76,683	2,516	876	-			80,075	4,905	-			84,980
Related party assets	547,124	615,920	12,626	(776,223)	(d	)	399,447	100,942	32,515	(136,233)	(d	)	396,671	-	(86,466)	(d	)	310,205
	571,609	794,001	44,419	(776,223)			633,806	575,694	852,548	(136,233)			1,925,815	7,036	(86,466)			1,846,385
Investment in Subsidiaries	1,249,773	-	-	(966,068)	(c	)	283,705	-	-	(283,705)	(c	)	-	-	-			-
Investment in SAC	(12,350)	-	-	-			(12,350)	-	-	-			(12,350)	-	12,350	(c	)	-
Total investment in subsidiaries	1,237,423	-	-	(966,068)			271,355	-	-	(283,705)			(12,350)	-	12,350			-
Property, plant and equipment, at cost:
Land	-	20,845	130,167	-			151,012	-	-	-			151,012	-	-			151,012
Buildings and improvements	-	82,225	598,937	-			681,162	-	-	-			681,162	-	-			681,162
Furniture and equipment	413	277,761	17,872	-			296,046	-	-	-			296,046	-	-			296,046
Rental trailers and other rental equipment	-	186,079	-	-			186,079	-	-	-			186,079	-	-			186,079
Rental trucks	-	1,279,915	-	-			1,279,915	-	-	-			1,279,915	-	-			1,279,915
SAC Holdings - property, plant and equipment (b)	-	-	-	-			-	-	-	-			-	152,745	(74,212)	(e	)	78,533
	413	1,846,825	746,976	-			2,594,214	-	-	-			2,594,214	152,745	(74,212)			2,672,747
Less: Accumulated depreciation	(364)	(1,080,804)	(266,226)	-			(1,347,394)	-	-	-			(1,347,394)	(6,338)	8,824	(e	)	(1,344,908)
Total property, plant and equipment	49	766,021	480,750	-			1,246,820	-	-	-			1,246,820	146,407	(65,388)			1,327,839
Total assets	$1,809,081	$1,560,022	$525,169	$(1,742,291)			$2,151,981	$575,694	$852,548	$(419,938)			$3,160,285	$153,443	$(139,504)			$3,174,224
(a) Balances as of June 30, 2004
(b) Included in this caption is land of $56,959, buildings and improvements of $95,613, and furniture and equipment of $174
(c) Eliminate investment in subsidiaries
(d) Eliminate intercompany receivables and payables
(e) Eliminate gain on sale of property from U-Haul to SAC

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
13. Consolidating balance sheets by industry segment as of September 30, 2004 are as follows (continued):
	Obligated Group							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Obligated Group Consolidated	Property and Casualty Insurance(a)	Life Insurance(a)	Eliminations			AMERCO Consolidated	SAC Moving and Storage Operations	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$47,482	$199,405	$2,296	$-			$249,183	$-	$2,046	$-			$251,229	$1,966	$-			$253,195
Capital leases	-	-	-	-			-	-	-	-			-	-	-			-
AMERCO's notes and loans payable	696,896	-	-	-			696,896	-	-	-			696,896	-	-			696,896
SAC Holdings' notes and loans payable	-	-	-	-			-	-	-	-			-	78,101	-			78,101
Policy benefits and losses, claims and loss expenses payable	-	232,452	-	-			232,452	385,925	170,264	-			788,641	-	-			788,641
Liabilities from investment contracts	-	-	-	-			-	-	528,169	-			528,169	-	-			528,169
Other policyholders' funds and liabilities	-	-	-	-			-	8,771	9,402	-			18,173	-	-			18,173
Deferred income	-	21,026	2	-			21,028	15,229	14,279	-			50,536	583	-			51,119
Deferred income taxes	180,798	270,710	94,914	(365,624)	(d	)	180,798	(10,372)	761	(34,338)	(d	)	136,849	(3,324)	(27,302)	(e	)	106,223
Other liabilities	-	-	-	-			-	-	-	-			-	-	-			-
Related party liabilities	250,689	125,626	184,290	(410,599)	(d	)	150,006	8,853	11,210	(101,895)	(d	)	68,174	88,467	(86,466)	(d	)	70,175
Total liabilities	1,175,865	849,219	281,502	(776,223)			1,530,363	408,406	736,131	(136,233)			2,538,667	165,793	(113,768)			2,590,692
Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-			-	-	-	-			-	-	-			-
Series B preferred stock	-	-	-	-			-	-	-	-			-	-	-			-
Series A common stock	929	-	-	-			929	-	-	-			929	-	-			929
Common Stock	9,568	540	1	(541)	(c	)	9,568	3,300	2,500	(5,800)	(c	)	9,568	-	-			9,568
Additional paid in-capital	395,803	121,230	147,481	(268,711)	(c	)	395,803	70,023	16,435	(86,458)	(c	)	395,803	-	(46,071)	(e	)	349,732
Accumulated other comprehensive income/(loss)	(33,184)	(35,131)	-	35,131	(c	)	(33,184)	4,911	(1,296)	(3,615)	(c	)	(33,184)	-	-			(33,184)
Retained earnings	678,192	635,762	96,185	(731,947)	(c	)	678,192	89,054	98,778	(187,832)	(c	)	678,192	(12,350)	20,335	(c	)	686,177
Cost of common shares in treasury, net	(418,092)	-	-	-			(418,092)	-	-	-			(418,092)	-	-			(418,092)
Unearned employee stock ownership plan shares	-	(11,598)	-	-			(11,598)	-	-	-			(11,598)	-	-			(11,598)
Total stockholders' equity	633,216	710,803	243,667	(966,068)			621,618	167,288	116,417	(283,705)			621,618	(12,350)	(25,736)			583,532
Total liabilities and stockholders' equity	$1,809,081	$1,560,022	$525,169	$(1,742,291)			$2,151,981	$575,694	$852,548	$(419,938)			$3,160,285	$153,443	$(139,504)			$3,174,224
      (a) Balances as of June 30, 2004
(b) Not used
(c) Eliminate investment in subsidiaries
(d) Eliminate intercompany receivables and payables
(e) Eliminate gain on sale of property from U-Haul to SAC

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

  13. Consolidating  balance sheets by industry segment as of March 31, 2004 are as follows:
	Obligated Group							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Obligated Group Consolidated	Property and Casualty Insurance(a)	Life Insurance(a)	Eliminations			AMERCO Consolidated	SAC Moving and Storage Operations	Eliminations			Total Consolidated
Assets:	(In thousands)
Cash and cash equivalents	$-	$64,717	$661	$-			$65,378	$-	$15,168	$-			$80,546	$1,011	$-			$81,557
Trade receivables, net	-	13,404	14,856	-			28,260	223,747	16,379	-			268,386	-	-			268,386
Notes and mortgage receivables, net	-	2,973	1,564	-			4,537	-	-	-			4,537	-	-			4,537
Inventories, net	-	51,922	-	-			51,922	-	-	-			51,922	880	-			52,802
Prepaid expenses	81	12,947	2	-			13,030	-	-	-			13,030	142	-			13,172
Investments, fixed maturities	-	-	-	-			-	148,903	560,450	-			709,353	-	-			709,353
Investments, other	-	-	-	-			-	143,163	204,374	-			347,537	-	-			347,537
Deferred policy acquisition costs, net	-	-	-	-			-	3,843	73,096	-			76,939	-	-			76,939
Other assets	26,001	26,762	2,989	-			55,752	3,686	1,000	-			60,438	4,633	-			65,071
Related party assets	531,458	397,406	13,300	(551,450)	(d	)	390,714	104,543	50,187	(155,341)	(d	)	390,103	-	(85,657)	(d	)	304,446
	557,540	570,131	33,372	(551,450)			609,593	627,885	920,654	(155,341)			2,002,791	6,666	(85,657)			1,923,800

Investment in subsidiaries	1,137,579	-	-	(847,545)	(c	)	290,034	-	-	(290,034)	(c	)	-	-	-			-
Investment in SAC	(12,427)	-	-	-			(12,427)	-	-	-			(12,427)	-	12,427	(c	)	-
Total investment in subsidiaries	1,125,152	-	-	(847,545)			277,607	-	-	(290,034)			(12,427)	-	12,427			-

Property, plant and equipment, at cost:
Land	-	20,923	137,671	-			158,594	-	-	-			158,594	-	-			158,594
Buildings and improvements	-	271,223	603,762	-			874,985	-	-	-			874,985	-	-			874,985
Furniture and equipment	413	274,600	18,102	-			293,115	-	-	-			293,115	-	-			293,115
Rental trailers and other rental equipment	-	159,586	-	-			159,586	-	-	-			159,586	-	-			159,586
Rental trucks	-	1,219,002	-	-			1,219,002	-	-	-			1,219,002	-	-			1,219,002
SAC Holdings - property, plant and equipment (b)	-	-	-	-			-	-	-	-			-	152,575	(74,212)	(e	)	78,363
	413	1,945,334	759,535	-			2,705,282	-	-	-			2,705,282	152,575	(74,212)			2,783,645
Less: Accumulated depreciation	(353)	(1,069,605)	(265,279)	-			(1,335,237)	-	-	-			(1,335,237)	(5,147)	8,544	(e	)	(1,331,840)
Total property, plant and equipment	60	875,729	494,256	-			1,370,045	-	-	-			1,370,045	147,428	(65,668)			1,451,805

Total assets	$1,682,752	$1,445,860	$527,628	$(1,398,995)			$2,257,245	$627,885	$920,654	$(445,375)			$3,360,409	$154,094	$(138,898)			$3,375,605
(a) Balances as of December 31, 2003
(b) Included in this caption is land of $57,123, buildings and improvements of $95,326, and furniture and equipment of $126
(c) Eliminate investment in subsidiaries
(d) Eliminate intercompany receivables and payables
(e) Eliminate gain on sale of property from U-Haul to SAC

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          13.  Consolidating balance sheets by industry segment as of March 31, 2004 are as follows (continued):
	Obligated Group							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Obligated Group Consolidated	Property and Casualty Insurance(a)	Life Insurance(a)	Eliminations			AMERCO Consolidated	SAC Moving and Storage Operations	Eliminations			Total Consolidated
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$9,971	$220,587	$2,622	$-			$233,180	$734	$5,522	$-			$239,436	$5,134	$-			$244,570
Capital leases	-	99,609	-	-			99,609	-	-	-			99,609	-	-			99,609
AMERCO's notes and loans payable	862,697	-	-	-			862,697	-	-	-			862,697	-	-			862,697
SAC Holdings' notes and loans payable	-	-	-	-			-	-	-	-			-	78,637	-			78,637
Policy benefits and losses, claims and loss expenses payable	-	206,595	-	-			206,595	429,593	177,550	-			813,738	-	-			813,738
Liabilities from investment contracts	-	-	-	-			-	-	574,745	-			574,745	-	-			574,745
Other policyholders' funds and liabilities	-	-	-	-			-	18,369	10,363	-			28,732	-	-			28,732
Deferred income	-	21,278	36	-			21,314	15,229	14,279	-			50,822	561	-			51,383
Deferred income taxes	163,652	222,188	94,914	(355,399)	(d	)	125,355	(12,080)	5,953	(24,552)	(d	)	94,676	(3,468)	(27,408)	(e	)	63,800
Other liabilities	-	-	-	-			-	-	-	-			-	-	-			-
Related party liabilities	92,300	74,089	196,051	(196,051)	(d	)	166,389	7,000	11,248	(130,789)	(d	)	53,848	85,657	(85,657)	(d	)	53,848
Total liabilities	1,128,620	844,346	293,623	(551,450)			1,715,139	458,845	799,660	(155,341)			2,818,303	166,521	(113,065)			2,871,759
Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-			-	-	-	-			-	-	-			-
Series B preferred stock	-	-	-	-			-	-	-	-			-	-	-			-
Series A common stock	1,416	-	-	-			1,416	-	-	-			1,416	-	-			1,416
Common Stock	9,081	540	1	(541)	(c	)	9,081	3,300	2,500	(5,800)	(c	)	9,081	-	-			9,081
Additional paid in-capital	395,803	121,230	147,481	(268,711)	(c	)	395,803	70,023	16,435	(86,458)	(c	)	395,803	-	(46,071)	(e	)	349,732
Accumulated other comprehensive income/(loss)	(21,446)	(34,913)	-	34,913	(c	)	(21,446)	6,975	7,299	(14,274)	(c	)	(21,446)	-	-			(21,446)
Retained earnings	587,370	526,683	86,523	(613,206)	(c	)	587,370	88,742	94,760	(183,502)	(c	)	587,370	(12,427)	20,238	(c	)	595,181
Cost of common shares in treasury, net	(418,092)	-	-	-			(418,092)	-	-	-			(418,092)	-	-			(418,092)
Unearned employee stock ownership plan shares	-	(12,026)	-	-			(12,026)	-	-	-			(12,026)	-	-			(12,026)
Total stockholders' equity	554,132	601,514	234,005	(847,545)			542,106	169,040	120,994	(290,034)			542,106	(12,427)	(25,833)			503,846
Total liabilities and stockholders' equity	$1,682,752	$1,445,860	$527,628	$(1,398,995)			$2,257,245	$627,885	$920,654	$(445,375)			$3,360,409	$154,094	$(138,898)			$3,375,605
(a) Balances as of December 31, 2003
(b) Not used
(c) Eliminate investment oin subsidiaries
(d) Eliminated intercompany receivables and payables
(e) Eliminate gain on sale of property from U-Haul to SAC

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

       13.  Consolidating statement of operations by industry segment for the quarter ended September 30, 2004 are as follows:
	Obligated Group							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Obligated Group Consolidated	Property and Casualty Insurance(a)	Life Insurance(a)	Eliminations			AMERCO Consolidated	SAC Moving and Storage Operations	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Rental revenue	$-	$465,836	$14,556	$(15,534)	(b	)	$464,858	$-	$-	$505	(b	)	$465,363	$7,505	$(3,548)	(b	)	$469,320
Net sales	-	53,546	-	-			53,546	-	-	-			53,546	4,271	-			57,817
Premiums	-	-	-	-			-	7,038	32,405	(371)	(c	)	39,072	-	-			39,072
Net investment and interest income	188	5,339	27	-			5,554	3,699	5,480	-			14,733	-	(2,394)	(d	)	12,339
Total revenues	188	524,721	14,583	(15,534)			523,958	10,737	37,885	134			572,714	11,776	(5,942)			578,548
Costs and expenses
Operating expenses	4,756	285,963	1,617	(15,534)	(b	)	276,802	982	5,808	134	(b,c	)	283,726	5,446	(725)	(b,c	)	288,447
Commission expenses	-	54,625	-	-			54,625	-	-	-			54,625	-	(2,717)			51,908
Cost of sales	-	27,227	-	-			27,227	-	-	-			27,227	1,289	-			28,516
Benefits and losses	-	-	-	-			-	7,869	23,585	-			31,454	-	-			31,454
Amortization of deferred policy acquisition costs	-	-	-	-			-	1,783	5,995	-			7,778	-	-			7,778
Lease expense	22	36,428	4	-			36,454	-	-	-			36,454	-	(106)	(b	)	36,348
Depreciation, net	10	27,386	2,006	-			29,402	-	-	-			29,402	642	(140)	(e	)	29,904
Total costs and expenses	4,788	431,629	3,627	(15,534)			424,510	10,634	35,388	134			470,666	7,377	(3,688)			474,355
Equity in earnings of AREC, UHI, RWIC & OLIC	68,047	-	-	(66,325)	(f	)	1,722	-	-	(1,722)	(f	)	-	-	-			-
Equity in earnings of SAC	200	-	-	-			200	-	-	-			200	-	(200)	(f	)	-
Total equity earnings in subsidiaries	68,247	-	-	(66,325)			1,922	-	-	(1,722)			200	-	(200)			-
Earnings (losses) from operations	63,647	93,092	10,956	(66,325)			101,370	103	2,497	(1,722)			102,248	4,399	(2,454)			104,193
Interest expense(benefit)	19,539	(8,030)	4,977	-			16,486	-	-	-			16,486	3,968	(2,394)	(d	)	18,060
Pretax earnings (loss)	44,108	101,122	5,979	(66,325)			84,884	103	2,497	(1,722)			85,762	431	(60)			86,133
Income tax benefit (expense)	8,864	(38,366)	(2,410)	-			(31,912)	(29)	(849)	-			(32,790)	(231)	(53)			(33,074)
Net earnings (loss)	52,972	62,756	3,569	(66,325)			52,972	74	1,648	(1,722)			52,972	200	(113)			53,059
Less: Preferred stock dividends	(3,241)	-	-	-			(3,241)	-	-	-			(3,241)	-	-			(3,241)
Earnings (loss) available to common shareholders	$49,731	$62,756	$3,569	$(66,325)			$49,731	$74	$1,648	$(1,722)			$49,731	$200	$(113)			$49,818
(a) Balances for the quarter ended June 30, 2004
(b) Eliminate intercompany lease income
(c) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate gain on sale of surplus property from U-Haul to SAC
(f) Eliminate equity earnings of subsidiaries

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
       13.  Consolidating statements of operations by industry for the quarter ended September 30, 2003 are as follows:
	Obligated Group							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Obligated Group Consolidated	Property and Casualty Insurance(a)	Life Insurance(a)	Eliminations			AMERCO Consolidated	SAC Moving and Storage Operations	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Rental revenue	$-	$456,186	$15,312	$(14,842)	(b	)	$456,656	$-	$-	$-	(b	)	$456,656	$41,858	$(15,542)	(b	)	$482,972
Net sales	-	51,444	22	-			51,466	-	-	-			51,466	14,161	-			65,627
Premiums	-	-	-	-			-	29,574	38,341	(435)	(c	)	67,480	-	-			67,480
Net investment and interest income	284	7,804	2,003	-			10,091	6,118	5,324	-			21,533	-	(10,155)	(d	)	11,378
Total revenues	284	515,434	17,337	(14,842)			518,213	35,692	43,665	(435)			597,135	56,019	(25,697)			627,457

Costs and expenses:
Operating expenses	4,979	271,097	1,870	(14,842)	(b	)	263,104	9,023	8,503	(435)	(b,c	)	280,195	28,493	(3,364)	(b,c	)	305,324
Restructuring expenses	2,124	-	-	-			2,124	-	-	-			2,124	-	-			2,124
Commission expenses	-	53,789	-	-			53,789	-	-	-			53,789	-	(8,987)			44,802
Cost of sales	-	24,788	10	-			24,798	-	-	-			24,798	6,098	-			30,896
Benefits and losses	-	-	-	-			-	37,415	28,031	-			65,446	-	-			65,446
Amortization of deferred policy acquisition costs	-	-	-	-			-	3,456	5,303	-			8,759	-	-			8,759
Lease expense	230	37,014	138	-			37,382	-	-	-			37,382	-	(3,191)	(b	)	34,191
Depreciation, net	4	30,314	1,995	-			32,313	-	-	-			32,313	5,094	(482)	(e	)	36,925
Total costs and expenses	7,337	417,002	4,013	(14,842)			413,510	49,894	41,837	(435)			504,806	39,685	(16,024)			528,467

Equity in earnings of AREC, UHI, RWIC & OLIC	59,970	-	-	(67,305)	(f	)	(7,335)	-	-	7,335	(f	)	-	-	-			-
Equity in earnings of SAC	(2,495)	-	-	-			(2,495)	-	-	-			(2,495)	-	2,495	(f	)	-
Total equity earnings in subsidiaries	57,475	-	-	(67,305)			(9,830)	-	-	7,335			(2,495)	-	2,495			-

Earnings (losses) from operations	50,422	98,432	13,324	(67,305)			94,873	(14,202)	1,828	7,335			89,834	16,334	(7,178)			98,990
Interest expense(benefit)	15,554	(4,081)	9,041	-			20,514	-	-	-			20,514	20,414	(10,155)	(d	)	30,773
Pretax earnings (loss)	34,868	102,513	4,283	(67,305)			74,359	(14,202)	1,828	7,335			69,320	(4,080)	2,977			68,217
Income tax benefit (expense)	8,675	(37,698)	(1,793)	-			(30,816)	4,983	56	-			(25,777)	1,585	-			(24,192)
Net earnings (loss)	43,543	64,815	2,490	(67,305)			43,543	(9,219)	1,884	7,335			43,543	(2,495)	2,977			44,025
Less: Preferred stock dividends	(3,241)	-	-	-			(3,241)	-	-	-			(3,241)	-	-			(3,241)
Earnings (loss) available to common shareholders	$40,302	$64,815	$2,490	$(67,305)			$40,302	$(9,219)	$1,884	$7,335			$40,302	$(2,495)	$2,977			$40,784
(a) Balances for the quarter ended June 30, 200
(b) Eliminate intercompany lease income
(c) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate gain on sale of surplus property from U-Haul to SAC
(f) Eliminate equity earnings of subsidiaries

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

       13. Consolidating statements of operations by industry for the six months ended September 30, 2004 are as follows:
	Obligated Group							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Obligated Group Consolidated	Property and Casualty Insurance(a)	Life Insurance(a)	Eliminations			AMERCO Consolidated	SAC Moving and Storage Operations	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Rental revenue	$-	$891,216	$29,363	$(31,011)	(b	)	$889,568	$-	$-	$(1,252)	(b	)	$888,316	$14,514	$(6,878)	(b	)	$895,952
Net sales	-	110,440	15	-			110,455	-	-	-			110,455	8,608	-			119,063
Premiums	-	-	-	-			-	16,840	66,037	(743)	(c	)	82,134	-	-			82,134
Net investment and interest income	4,957	11,299	54	-			16,310	8,236	11,661	-			36,207	-	(4,097)	(d	)	32,110
Total revenues	4,957	1,012,955	29,432	(31,011)			1,016,333	25,076	77,698	(1,995)			1,117,112	23,122	(10,975)			1,129,259
Costs and expenses:
Operating expenses	11,527	555,691	3,647	(31,011)	(b	)	539,854	1,557	11,251	(1,995)	(b,c	)	550,667	11,389	(1,397)	(b,c	)	560,659
Commission expenses	-	103,947	-	-			103,947	-	-	-			103,947	-	(5,126)			98,821
Cost of sales	-	53,235	8	-			53,243	-	-	-			53,243	3,013	-			56,256
Benefits and losses	-	-	-	-			-	17,897	47,694	-			65,591	-	-			65,591
Amortization of deferred policy acquisition costs	-	-	-	-			-	5,153	12,583	-			17,736	-	-			17,736
Lease expense	44	77,167	27	-			77,238	-	-	-			77,238	-	(355)	(b	)	76,883
Depreciation, net	17	53,851	3,084	-			56,952	-	-	-			56,952	1,260	(280)	(e	)	57,932
Total costs and expenses	11,588	843,891	6,766	(31,011)			831,234	24,607	71,528	(1,995)			925,374	15,662	(7,158)			933,878
Equity in earnings of AREC, UHI, RWIC & OLIC	123,071	-	-	(118,741)	(f	)	4,330	-	-	(4,330)	(f	)	-	-	-			-
Equity in earnings of SAC	77	-	-	-			77	-	-	-			77	-	(77)	(f	)	-
Total equity earnings in subsidiaries	123,148	-	-	(118,741)			4,407	-	-	(4,330)			77	-	(77)			-
Earnings (losses) from operations	116,517	169,064	22,666	(118,741)			189,506	469	6,170	(4,330)			191,815	7,460	(3,894)			195,381
Interest expense(benefit)	34,210	(6,904)	6,624	-			33,930	-	-	-			33,930	7,231	(4,097)	(d	)	37,064
Pretax earnings (loss)	82,307	175,968	16,042	(118,741)			155,576	469	6,170	(4,330)			157,885	229	203			158,317
Income tax benefit (expense)	14,997	(66,889)	(6,380)	-			(58,272)	(157)	(2,152)	-			(60,581)	(152)	(106)			(60,839)
Net earnings (loss)	97,304	109,079	9,662	(118,741)			97,304	312	4,018	(4,330)			97,304	77	97			97,478
Less: Preferred stock dividends	(6,482)	-	-	-			(6,482)	-	-	-			(6,482)	-	-			(6,482)
Earnings (loss) available to common shareholders	$90,822	$109,079	$9,662	$(118,741)			$90,822	$312	$4,018	$(4,330)			$90,822	$77	$97			$90,996
(a) Balances for the six months ended June 30, 2004
(b) Eliminate intercompany lease income
(c ) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate gain on sale of surplus property from U-Haul to SAC
(f) Eliminate equity earnings of subsidiaries

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
13. Consolidating statements of operations by industry for the six months ended September 30, 2003 are as follows:
	Obligated Group							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Obligated Group Consolidated	Property and Casualty Insurance(a)	Life Insurance(a)	Eliminations			AMERCO Consolidated	SAC Moving and Storage Operations	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Rental revenue	$-	$863,233	$30,140	$(30,161)	(b	)	$863,212	$-	$-	$-	(b	)	$863,212	$84,158	$(29,356)	(b	)	$918,014
Net sales	-	105,720	37	-			105,757	-	-	-			105,757	29,079	-			134,836
Premiums	-	-	-	-			-	58,141	76,425	(2,630)	(c	)	131,936	-	-			131,936
Net investment and interest income	528	15,832	3,995	-			20,355	11,922	10,677	-			42,954	-	(20,167)	(d	)	22,787
Total revenues	528	984,785	34,172	(30,161)			989,324	70,063	87,102	(2,630)			1,143,859	113,237	(49,523)			1,207,573

Costs and expenses:
Operating expenses	14,219	533,832	3,643	(30,161)	(b	)	521,533	14,301	17,153	(2,630)	(b,c	)	550,357	56,615	(6,655)	(b,c	)	600,317
Restructuring expenses	4,414	-	-	-			4,414	-	-	-			4,414	-	-			4,414
Commission expenses	-	100,942	-	-			100,942	-	-	-			100,942	-	(15,946)			84,996
Cost of sales	-	50,415	16	-			50,431	-	-	-			50,431	12,684	-			63,115
Benefits and losses	-	-	-	-			-	62,997	55,848	-			118,845	-	-			118,845
Amortization of deferred policy acquisition costs	-	-	-	-			-	7,166	10,693	-			17,859	-	-			17,859
Lease expense	460	74,534	275	-			75,269	-	-	-			75,269	-	(6,755)	(b	)	68,514
Depreciation, net	7	60,894	4,166	-			65,067	-	-	-			65,067	10,860	(964)	(e	)	74,963
Total costs and expenses	19,100	820,617	8,100	(30,161)			817,656	84,464	83,694	(2,630)			983,184	80,159	(30,320)			1,033,023

Equity in earnings of AREC, UHI, RWIC & OLIC	107,141	-	-	(113,906)	(f	)	(6,765)	-	-	6,765	(f	)	-	-	-			-
Equity in earnings of SAC	(6,027)	-	-	-			(6,027)	-	-	-			(6,027)	-	6,027	(f	)	-
Total equity earnings in subsidiaries	101,114	-	-	(113,906)			(12,792)	-	-	6,765			(6,027)	-	6,027			-

Earnings (losses) from operations	82,542	164,168	26,072	(113,906)			158,876	(14,401)	3,408	6,765			154,648	33,078	(13,176)			174,550
Interest expense(benefit)	29,929	(5,150)	15,838	-			40,617	-	-	-			40,617	41,221	(20,167)	(d	)	61,671
Pretax earnings (loss)	52,613	169,318	10,234	(113,906)			118,259	(14,401)	3,408	6,765			114,031	(8,143)	6,991			112,879
Income tax benefit (expense)	18,184	(61,422)	(4,224)	-			(47,462)	5,046	(818)	-			(43,234)	2,116	-			(41,118)
Net earnings (loss)	70,797	107,896	6,010	(113,906)			70,797	(9,355)	2,590	6,765			70,797	(6,027)	6,991			71,761
Less: Preferred stock dividends	(6,482)	-	-	-			(6,482)	-	-	-			(6,482)	-	-			(6,482)
Earnings (loss) available to common shareholders	$64,315	$107,896	$6,010	$(113,906)			$64,315	$(9,355)	$2,590	$6,765			$64,315	$(6,027)	$6,991			$65,279
(a) Balances for the six months ended June 30, 2003
(b) Eliminate intercompany lease income
(c) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate gain on sale of surplus property from U-Haul to SAC
(f) Eliminate equity earnings of subsidiaries

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
  13.  Consolidating cash flow statements by industry segment for the six months ended September 30, 2004 are as follows:
	Obligated Group					AMERCO Legal Group			AMERCO as Consolidated
	Amerco	U-Haul	Real Estate	Eliminations	Obligated Group Consolidated	Property and Casualty Insurance (a)	Life Insurance (a)	Eliminations	Amerco Consolidated	SAC Moving and Storage Operations	Eliminations	Total Consolidated
	(Unaudited) (In thousands)
Cash flows from operating activities:
Earnings available to common shareholders	$90,822	$109,079	$9,662	$(118,741)	$90,822	$312	$4,019	$(4,331)	$90,822	$77	$97	$90,996
Depreciation	17	51,149	4,309	-	55,475	-	-	-	55,475	1,260	(280)	56,455
Amortization of deferred policy acquisition costs	-	-	-	-	-	5,730	13,563	-	19,293	-	-	19,293
Provision for losses on accounts receivable	-	102	-	-	102	-	-	-	102	-	-	102
Net (gain) loss on sale of real and personal property	-	2,702	(1,225)	-	1,477	-	-	-	1,477	-	-	1,477
(Gain) loss on sale of investments	-	-	-	-	-	(369)	171	-	(198)	-	-	(198)
Reductions in policy liabilities and accruals	-	25,857	-	-	25,857	(32,015)	(7,012)	-	(13,170)	-	-	(13,170)
Capitalizations of deferred policy acquisition costs	-	-	-	-	-	(3,456)	(3,276)	-	(6,732)	-	-	(6,732)
Net reduction in other operating assets and liabilities	84,846	(179,877)	(11,678)	118,741	12,032	7,236	(3,062)	4,331	20,537	(879)	183	19,841
Net cash provided by (used in) operating activities	175,685	9,012	1,068	-	185,765	(22,562)	4,403	-	167,606	458	-	168,064
Cash flows from investing activities:
Purchases of investments:
Property, plant and equipment	(6)	(160,334)	(1,114)	-	(161,454)	-	-	-	(161,454)	(239)	-	(161,693)
Fixed maturities	-	-	-	-	-	(2,045)	(57,978)	-	(60,023)	-	-	(60,023)
Common stock	-	-	(1)	-	(1)	-	(6,765)	-	(6,766)	-	-	(6,766)
Proceeds from sale of investments:
Property, plant and equipment	-	220,479	369	-	220,848	-	-	-	220,848	-	-	220,848
Fixed maturities	-	-	-	-	-	27,010	47,919	-	74,929	-	-	74,929
Preferred stock	-	-	-	-	-	-	2,708	-	2,708	-	-	2,708
Real estate	-	-	-	-	-	1,722	-	-	1,722	-	-	1,722
Mortgage loans	-	-	-	-	-	-	1,913	-	1,913	-	-	1,913
Changes in other investments	-	-	-	-	-	873	44,989	-	45,862	-	-	45,862
Net cash provided by (used in) investing activities	(6)	60,145	(746)	-	59,393	27,560	32,786	-	119,739	(239)	-	119,500
Cash flows from financial activities:
Borrowings from Credit Facilities	14,385	-	-	-	14,385	-	-	-	14,385	-	-	14,385
Leverage Employee Stock Ownership Plan:
Purchase of shares	-	428	-	-	428	-	-	-	428	-	-	428
Principal Repayments on Credit Facilities	(180,325)	(215)	-	-	(180,540)	-	-	-	(180,540)	(536)	-	(181,076)
Payoff of capital leases	-	(99,609)	-	-	(99,609)	-	-	-	(99,609)	-	-	(99,609)
Dividends paid	(9,723)	-	-	-	(9,723)	-	-	-	(9,723)	-	-	(9,723)
Investment contract deposits	-	-	-	-	-	-	13,427	-	13,427	-	-	13,427
Investment contract withdrawals	-	-	-	-	-	-	(61,194)	-	(61,194)	-	-	(61,194)
Net cash provided by (used in) financing activities	(175,663)	(99,396)	-	-	(275,059)	-	(47,767)	-	(322,826)	(536)	-	(323,362)
Increase (decrease) in cash equivalents	16	(30,239)	322	-	(29,901)	4,998	(10,578)	-	(35,481)	(317)	-	(35,798)
Cash and cash equivalents at the beginning of period	-	64,717	661	-	65,378	-	15,168	-	80,546	1,011	-	81,557
Cash and cash equivalents at the end of period	$16	$34,478	$983	$-	$35,477	$4,998	$4,590	$-	$45,065	$694	$-	$45,759
(a) Balances for the quarter ended June 30, 2004

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Consolidating cash flow statements by industry segment for the six months ended September 30, 2003 are as follows:
	Obligated Group					AMERCO Legal Group			AMERCO as Consolidated
	Amerco	U-Haul	Real Estate	Eliminations	Obligated Group Consolidated	Property and Casualty Insurance (a)	Life Insurance (a)	Eliminations	Amerco Consolidated	SAC Moving and Storage Operations	Eliminations	Total Consolidated
	(Unaudited) (In thousands)
Cash flows from operating activities:
Earnings available to common shareholders	$64,315	$107,896	$6,010	$(113,906)	$64,315	$(9,355)	$2,590	$6,765	$64,315	$(6,027)	$6,991	$65,279
Depreciation	7	55,480	4,291	-	59,778	-	-	-	59,778	10,860	(964)	69,674
Amortization	-	-	-	-	-	7,653	9,084	-	16,737	-	-	16,737
Amortization of deferred policy acquisition costs	-	-	-	-	-	-	-	-	-	-	-	-
Provision for losses on accounts receivable	-	686	-	-	686	-	-	-	686	-	-	686
Net (gain) loss on sale of real and personal property	-	5,414	(125)	-	5,289	-	-	-	5,289	-	-	5,289
(Gain) loss on sale of investments	-	-	-	-	-	(775)	(1,542)	-	(2,317)	-	-	(2,317)
Reductions in policy liabilities and accruals	-	-	-	-	-	(18,111)	(83)	-	(18,194)	-	-	(18,194)
Capitalizations of deferred policy acquisition costs	-	-	-	-	-	(3,600)	(8,165)	-	(11,765)	-	-	(11,765)
Net reduction in other operating assets and liabilities	13,647	(74,555)	(9,615)	113,906	43,383	(28,351)	659	(6,765)	8,926	1,431	(5,163)	5,194
Net cash provided by (used in) operating activities	77,969	94,921	561	-	173,451	(52,539)	2,543	-	123,455	6,264	864	130,583
Cash flows from investing activities:
Purchases of investments:
Property, plant and equipment	-	(93,091)	(697)	-	(93,788)	-	-	-	(93,788)	(8,507)	-	(102,295)
Fixed maturities	-	-	-	-	-	(1,880)	(22,264)	-	(24,144)	-	-	(24,144)
Proceeds from sale of investments:
Property, plant and equipment	-	11,353	154	-	11,507	-	-	-	11,507	39,169	(31,585)	19,091
Fixed maturities	-	-	-	-	-	58,046	70,453	-	128,499	-	-	128,499
Preferred stock	-	-	-	-	-	-	11,380	-	11,380	-	-	11,380
Real estate	-	-	-	-	-	(17,371)	(5,489)	-	(22,860)	-	-	(22,860)
Mortgage loans	-	73	130	-	203	-	9,911	-	10,114	(31,585)	31,585	10,114
Changes in other investments	-	-	-	-	-	6,697	(63,018)	-	(56,321)	-	-	(56,321)
Net cash provided by (used in) investing activities	-	(81,665)	(413)	-	(82,078)	45,492	973	-	(35,613)	(923)	-	(36,536)
Cash flows from financial activities:
Borrowings from Credit Facilities	50,000	-	-	-	50,000	-	-	-	50,000	864	(864)	50,000
Leverage Employee Stock Ownership Plan:
Purchase of shares	-	375	-	-	375	-	-	-	375	-	-	375
Principal Repayments on Credit Facilities	(50,000)	-	-	-	(50,000)	-	-	-	(50,000)	(4,681)	-	(54,681)
Dividends paid	-	-	-	-	-	-	-	-	-	-	-	-
Investment contract deposits	-	-	-	-	-	-	34,422	-	34,422	-	-	34,422
Investment contract withdrawals	-	-	-	-	-	-	(39,375)	-	(39,375)	-	-	(39,375)
Net cash provided by (used in) financing activities	-	375	-	-	375	-	(4,953)	-	(4,578)	(3,817)	(864)	(9,259)
Increase (decrease) in cash equivalents	77,969	13,631	148	-	91,748	(7,047)	(1,437)	-	83,264	1,524	-	84,788
Cash and cash equivalents at the beginning of period	18,524	30,046	174	-	48,744	4,108	9,320	-	62,172	4,662	-	66,834
Cash and cash equivalents at the end of period	$96,493	$43,677	$322	$-	$140,492	$(2,939)	$7,883	$-	$145,436	$6,186	$-	$151,622
(a) Balances for the quarter ended June 30, 2003

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
14. Industry Segment and Geographic Area Data

Geographic Area Data -- All amounts are in U. S. $’s
	United States	Canada	Consolidated
	Quarter Ended
	(Unaudited)
	(All amounts are in thousands U.S. $'s)
As of and for the period ended, September 30, 2004
Total revenues	$562,489	$16,059	$578,548
Depreciation / amortization, net	36,490	1,192	37,682
Interest expense / (income)	18,070	(10)	18,060
Pretax earnings	83,190	2,943	86,133
Income tax expense	33,074	-	33,074
Identifiable assets	3,104,125	70,099	3,174,224

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
As of and for the period ended, September 30, 2003
Total revenues	$607,391	$20,066	$627,457
Depreciation / amortization, net	43,329	2,355	45,684
Interest expense	29,769	1,004	30,773
Pretax earnings	63,746	4,471	68,217
Income tax expense	24,192	-	24,192
Identifiable assets	3,753,386	136,264	3,889,650

	United States	Canada	Consolidated
	Six Months Ended
	(Unaudited)
	(All amounts are in thousands U.S. $'s)
As of and for the period ended, September 30, 2004
Total revenues	$1,098,777	$30,482	$1,129,259
Depreciation / amortization, net	73,275	2,393	75,668
Interest expense / (income)	37,072	(8)	37,064
Pretax earnings	152,493	5,824	158,317
Income tax expense	60,839	-	60,839
Identifiable assets	3,104,125	70,099	3,174,224

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
As of and for the period ended, September 30, 2003
Total revenues	$1,168,961	$38,612	$1,207,573
Depreciation / amortization, net	88,935	3,887	92,822
Interest expense	59,301	2,370	61,671
Pretax earnings	103,997	8,882	112,879
Income tax expense	41,118	-	41,118
Identifiable assets	3,753,386	136,264	3,889,650

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  - (Continued)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may include, but are not limited to, projections of revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, financing needs and plans, our perceptions of our legal positions and anticipated outcomes of government investigations and pending litigation against us, liquidity, goals and strategies, plans for new business, growth rate assumptions, pricing, costs, and access to capital and leasing markets as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation, the risk factors enumerated at the end of this section, as well as the following: the Company’s ability to operate pursuant to the terms of its credit facilities;  the Company’s ability to maintain contracts that are critical to its operations; the costs and availability of financing; the Company’s ability to execute its business plan; the Company’s ability to attract, motivate and retain key employees; general economic conditions; fluctuations in our costs to maintain and update our fleet and facilities; our ability to refinance our debt; changes in government regulations, particularly environmental regulations; our credit ratings; the availability of credit; changes in demand for our products; changes in the general domestic economy; degree and nature of our competition; the resolution of pending litigation and government investigations involving the Company; changes in accounting standards and other factors described in this report or the other documents we file with the Securities Exchange Commission. The above factors, the following disclosures, as well as other statements in this report and in the Notes to our Condensed Consolidated Financial Statements, could contribute to or cause such differences, or could cause our stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized. The Company disclaims any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a description of our operating segments. This is followed by a review of the overall strategy of AMERCO and a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. This is followed by a discussion of the strategy of our business segments to give the reader an overview of the goals of our business and the direction in which our business and products are moving. In the next section, we discuss our Results of Operations for the second quarter and six months ending September 30, 2004 compared with the same periods last year. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our liquidity and financial commitments in the sections entitled "Liquidity and Capital Resources" and "Disclosures about Contractual Obligations and Commercial Commitments." We conclude this MD&A by discussing our outlook for the remainder of fiscal year 2005.

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

Overall Strategy

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

Oxford’s business strategy is long-term capital growth through direct writing and reinsuring of annuity, credit life and disability, and Medicare supplement products. Oxford is pursing this growth strategy through increased direct writing via acquisitions of insurance companies, expanded distribution channels and product development.

During fiscal year 2004, RepWest decided to focus its activities on providing and administering property and casualty insurance to U-Haul, its customers and its independent dealers and affiliates. We believe this will enable RepWest to focus its core competencies and financial resources to better support our overall strategy. This shift in direction has resulted in near term losses as RepWest exits unprofitable non-U-Haul business.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our accounting policies can have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The accounting estimates that require management’s most difficult and subjective judgments include our principles of consolidation, the recoverability of property, plant and equipment, the adequacy of insurance reserves, and the valuation of investments. Below, we discuss these policies further, as well as the estimates and judgments involved. The estimates are based on historical experience, observance of trends in particular areas, information and valuations available from outside sources and on various other assumptions that are believed to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions and conditions. Such differences may be material.

Accounting policies are considered critical when they are significant and involve difficult, subjective or complex judgments or estimates. The accounting policies that we deem most critical to us, and involve the most difficult, subjective or complex judgments include the following:

Principles of Consolidation

The consolidated financial statements for the second quarter and the first six months of fiscal year 2005 and the balance sheet as of March 31, 2004 include the accounts of AMERCO, its wholly owned subsidiaries and SAC Holding II Corporation and its subsidiaries. The balance sheet and the statements of operations, comprehensive income, and cash flows for the second quarter and the first six months of fiscal year 2004 include all of the abovementioned entities plus SAC Holding Corporation and its subsidiaries.

SAC Holding Corporation and SAC Holding II Corporation and their subsidiaries (the "SAC entities") were previously considered special purpose entities. During the first three quarters of fiscal year 2004, the SAC entities were consolidated based on the provisions of Emerging Issues Task Force (EITF) Issue No. 90-15. During the fourth quarter of fiscal year 2004, the Company applied FASB Interpretation No. 46(R) to its interest in the SAC entities and determined that SAC Holding Corporation should no longer be consolidated with the Company’s financial statements. Accordingly, during the fourth quarter of fiscal year 2004 the Company deconsolidated those entities. The deconsolidation was accounted for as a distribution of the Company’s interests to the SAC entities. Because of the Company’s continuing involvement with SAC Holding Corporation and its subsidiaries, the distributions do not qualify as discontinued operations as defined by SFAS No. 144.

Inter-company accounts and transactions have been eliminated

Recoverability of Property, Plant and Equipment

Property, plant and equipment is stated at cost. Interest cost incurred during the initial construction of buildings or rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes principally using the straight-line method over the following estimated useful lives: rental equipment 2-20 years, buildings and non-rental equipment 3-55 years. Major overhauls to rental equipment are capitalized and are amortized over the estimated period benefited. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation expense when realized. Depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., no gains or losses. During the first quarter of fiscal year 2005, the Company lowered its estimates for residual values on rental trucks purchased off TRAC leases from 25% of the original cost to 20%. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed. Since this change in estimated residual values will be applied prospectively we do not anticipate any significant increases in depreciation expense for the current fiscal year.

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

Business Segment Strategy

Moving and Self-Storage

U-Haul moving and self-storage operations consist of the rental of trucks, trailers and self-storage spaces and sales of moving supplies, trailer hitches and propane to the "do-it-yourself" mover. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

Real Estate owns approximately 90 percent of the Company’s real estate assets, including U-Haul Center and Storage locations. The remaining real estate assets are owned by other subsidiaries. Real Estate is responsible for overseeing major property repairs and dispositions and managing the environmental risks of the properties.

SAC moving and self-storage operations consist of the rental of self-storage spaces and sales of moving supplies, trailer hitches and propane. In addition, SAC functions as an independent moving equipment rental dealer and earns commissions from the rental of U-Haul trucks and trailers. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

We continue to focus on expanding our dealer network, which provides added convenience for our customers, and expanding the selection and availability of rental equipment to satisfy the growing demands of our customers.

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

eMove.com connects consumers to independent customer rated moving and storage service providers who provide packing, loading, unloading, self-storage, cleaning, driving help and more. With over 23,000 unedited reviews of service providers, the marketplace has facilitated over 40,000 moving and storage transactions. Another eMove service is the Storage Affiliate program. It targets independently owned self-storage facilities to connect into the eMove network to provide more customers with storage services. Over 2,200 self-storage facilities are now registered on the eMove network. We believe that acting as an intermediary, with little added investment, serves the customer in a cost effective manner. Within two years of its inception, eMove has established itself as the only online destination in the "do-it-yourself" moving and storage industry that connects consumers to service providers in all across North America. Our goal is to further utilize our web-based technology platform to further penetrate this market.

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

For additional information about the "DOI Supervision" reference is made to the section on "Risk Factors" under the title "RepWest has consented to an Order of Supervision issued by the Arizona Department of Insurance".

Oxford Life Insurance Company

Oxford originates and reinsures annuities, credit life and disability, single premium whole life, group life and disability coverage, and Medicare supplement insurance. Oxford also administers the self-insured employee health and dental plans for AMERCO. Reinsurance arrangements are entered into with unaffiliated reinsurers.

At June 30, 2004, the Company’s non-seasonal work force consisted of 137 full and part-time employees.

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

Results of Operations
	Quarter Ended September 30,		Changes	Changes
	2004	2003	Dollar	Percentage
AMERCO and Consolidated Entities	(In thousands)
Rental revenue	$469,320	$482,972	$(13,652)	-3%
Net sales	57,817	65,627	(7,810)	-12%
Premiums	39,072	67,480	(28,408)	-42%
Net investment and interest income	12,339	11,378	961	8%
Total revenues	578,548	627,457	(48,909)	-8%

Operating expenses	288,447	305,324	(16,877)	-6%
Restructuring expenses	-	2,124	(2,124)	-100%
Commission expenses	51,908	44,802	7,106	16%
Cost of sales	28,516	30,896	(2,380)	-8%
Benefits and losses	31,454	65,446	(33,992)	-52%
Amortization of deferred policy acquisition costs	7,778	8,759	(981)	-11%
Lease expense	36,348	34,191	2,157	6%
Depreciation, net (a)	29,904	36,925	(7,021)	-19%
Total costs and expenses	474,355	528,467	(54,112)	-10%
Earnings from operations	104,193	98,990	5,203	5%
Interest expense	18,060	30,773	(12,713)	-41%
Pretax earnings	86,133	68,217	17,916	26%
Income tax expense	(33,074)	(24,192)	(8,882)	37%
Net earnings	53,059	44,025	9,034	21%
Less: Preferred stock dividends	(3,241)	(3,241)	-	0%
Earnings available to common shareholders	$49,818	$40,784	$9,034	22%

(a)     Depreciation is shown net of (gain)/losses on the disposal of fixed assets:
	Quarter Ended September 30,
	2004	2003
	(Unaudited)
	(In thousands)
Depreciation expense	$28,073	$33,100
Loss on disposals	1,831	3,825
Depreciation, net	$29,904	$36,925

	Six Months Ended September 30,		Changes	Changes
	2004	2003	Dollar	Percentage
AMERCO and Consolidated Entities	(In thousands)
Rental revenue	$895,952	$918,014	$(22,062)	-2%
Net sales	119,063	134,836	(15,773)	-12%
Premiums	82,134	131,936	(49,802)	-38%
Net investment and interest income	32,110	22,787	9,323	41%
Total revenues	1,129,259	1,207,573	(78,314)	-6%

Operating expenses	560,659	600,317	(39,658)	-7%
Restructuring expenses	-	4,414	(4,414)	-100%
Commission expenses	98,821	84,996	13,825	16%
Cost of sales	56,256	63,115	(6,859)	-11%
Benefits and losses	65,591	118,845	(53,254)	-45%
Amortization of deferred policy acquisition costs	17,736	17,859	(123)	-1%
Lease expense	76,883	68,514	8,369	12%
Depreciation, net (a)	57,932	74,963	(17,031)	-23%
Total costs and expenses	933,878	1,033,023	(99,145)	-10%
Earnings from operations	195,381	174,550	20,831	12%
Interest expense	37,064	61,671	(24,607)	-40%
Pretax earnings	158,317	112,879	45,438	40%
Income tax expense	(60,839)	(41,118)	(19,721)	48%
Net earnings	97,478	71,761	25,717	36%
Less: Preferred stock dividends	(6,482)	(6,482)	-	0%
Earnings available to common shareholders	$90,996	$65,279	$25,717	39%

(a) Depreciation is shown net of (gains)/losses on the disposal of fixed assets:
	Six Months Ended September 30,
	2004	2003
	(Unaudited)
	(In thousands)
Depreciation expense	$56,455	$69,674
Loss on disposals	1,477	5,289
Depreciation, net	$57,932	$74,963

Quarters Ended - September 30, 2004 versus September 30, 2003

AMERCO and its consolidated entities reported revenues of $578.5 million for the second quarter of fiscal year 2005. This compares with revenues of $627.5 million for the second quarter of fiscal year 2004. During the first quarter of this year, we sold 78 self-storage properties to U.H. Storage DE, a W.P. Carey affiliate (See Footnote 9 for a more detailed discussion of the W.P. Carey Transaction). This reduced storage revenues approximately $7.9 million in the second quarter of fiscal year 2005, compared with the second quarter of last year. Moving equipment rentals and storage revenues at U-Haul, adjusted for the effect of the W.P. Carey Transaction, increased approximately 3% in the second quarter of fiscal year 2005, compared with the same period a year ago. Also, we deconsolidated 281 SAC Holding Corporation storage properties during the fourth quarter of last year, and they are excluded from our fiscal year 2005 results. Included in the second quarter of last year were $24.4 million of revenues for these deconsolidated properties. Revenues at RepWest were $25.0 million lower in the second quarter of this year compared with the same period a year ago. This decline reflects the impact of our strategy to exit unprofitable non U-Haul lines of business. At Oxford, revenue decreased in the second quarter by 13%, primarily as a result of the lingering effects of its rating downgrade by A. M. Best in 2003.

Earnings from operations were $104.2 million in the second quarter of fiscal year 2005 compared with $99.0 million for the same period last year. Earnings from operations, at U-Haul were $93.1 million in the second quarter of fiscal year 2005. This reflects a decrease of $5.3 million, or 5% compared with the second quarter of fiscal year 2004, and is attributable to a change in the timing of recognizing current year insurance expense to better match revenues with expenses and lost equipment rentals resulting from the hurricanes that affected the southeastern part of the U.S. during August and September. Earnings from operations at Oxford were $2.5 million in the second quarter of this year, compared with $1.8 million in the second quarter of last year. The increase from 2003 is due primarily to improved loss experience in the credit insurance segment. At RepWest, the run-off of our non-U-Haul insurance business is progressing as planned. As a result, earnings from operations were $0.1 million in the second quarter of this year, compared with a loss from operations of $14.2 million for the same period last year

Interest expense for the second quarter of fiscal year 2005 was $18.1 million. This compares with $30.8 million in the second quarter of fiscal year 2004. The reduction in interest expense is due to the deconsolidation of SAC Holding Corporation, lower borrowings and lower borrowing costs. Income tax expense was $33.1 million in the second quarter of fiscal year 2005 compared with $24.2 million in the second quarter of fiscal year 2004, and reflects higher earnings before taxes. Preferred stock dividends were unchanged, at $3.2 million for both periods. As a result of the above mentioned items, net income available to common shareholders was $49.8 million in the second quarter of fiscal year 2005, compared with $40.8 million for the same period last year. Earnings per share were $2.39 in the second quarter of fiscal year 2005, compared with $1.97 for the same period last year. This reflects an improvement of 21%, or $.42 per share.

Six Months Ended - September 30, 2004 versus September 30, 2003

AMERCO and its consolidated entities reported revenues of $1,129.3 million for the first six months of fiscal year 2005. This compares with revenues of $1,207.6 million for the first six months of fiscal year 2004. As previously mentioned, we deconsolidated 281 SAC Holding Corporation storage properties during the fourth quarter of last year, and they are excluded from our fiscal year 2005 results. Included in the first six months of last year were $51.6 million of revenues for these deconsolidated properties. Moving equipment rentals and storage revenues at U-Haul, adjusted for the effect of the W. P. Carey Transaction, increased 5% in the first six months of fiscal year 2005, compared with the same period a year ago. The W.P. Carey transaction had the effect of reducing storage revenues approximately $15.5 million in the first six months of fiscal year 2005. Revenues at RepWest were $45.1 million lower for the first six months of 2004, compared with the same period a year ago. This decline reflects the impact of its strategy to exit unprofitable non U-Haul lines of business. At Oxford, revenue decreased 11% for the first six months of 2004, primarily as a result of the lingering effects of its rating downgrade by A. M. Best in 2003.

Earnings from operations were $195.4 million for the first six months of fiscal year 2005, compared with $174.6 million for the same period last year. Earnings from operations, at U-Haul, were $169.1 million for the first six months of fiscal year 2005. This reflects an improvement of $4.9 million, or 3% compared with the same period last year and reflects the above mentioned change in the timing of recognizing current year insurance expense and lost equipment rentals resulting from the hurricanes in the southeastern U.S. Through six months strong truck and storage rentals, along with increased fleet productivity were major contributors to the increase in operating profitability at U-Haul. Earnings from operations at Oxford were $6.2 million for the first six months of 2004, compared with $3.4 million for the same period last year. The increase from 2003 is due primarily to improved investment income, and positive loss experience in the Medicare supplement and Credit insurance segments. At RepWest, the run-off of our non-U-Haul insurance business is progressing as planned. As a result, earnings from operations were $0.5 million in the first six months of 2004, compared with a loss from operations of $14.4 million for the same period last year.

Interest expense for the first six months of fiscal year 2005 was $37.1 million. This compares with $61.7 million in the same period last year. The reduction in interest expense is due to the deconsolidation of SAC Holding Corporation, lower borrowings and lower borrowing costs. Income tax expense was $60.8 million for the first six months of fiscal year 2005, compared with $41.1 million in the same period last year, and reflects higher earnings before taxes. Preferred stock dividends were unchanged, at $6.5 million for both periods. As a result of the above mentioned items, net income available to common shareholders was $91.0 million for the first six months of fiscal year 2005, compared with $65.3 million for the same period last year. Earnings per share were $4.38 for the first six months of fiscal year 2005, compared with $3.15 for the same period last year. This reflects an improvement of 39%, or $1.23 per share.

Moving and Self-Storage

The following tables set forth net revenue and certain consolidated statements of income data for the periods indicated:
	Quarter Ended September 30,		Changes	Changes
	2004	2003	Dollar	Percentage
U-Haul International	(In thousands)
Rental revenue	$465,836	$456,186	$9,650	2%
Net sales	53,546	51,444	2,102	4%
Net investment and interest income	5,339	7,804	(2,465)	-32%
Total revenues	524,721	515,434	9,287	2%

Operating expenses	285,963	271,097	14,866	5%
Commission expenses	54,625	53,789	836	2%
Cost of sales	27,227	24,788	2,439	10%
Lease expense	36,428	37,014	(586)	-2%
Depreciation, net (a)	27,386	30,314	(2,928)	-10%
Total costs and expense	431,629	417,002	14,627	4%
Earnings from operations	93,092	98,432	(5,340)	-5%
Interest expense, net	(8,030)	(4,081)	(3,949)	97%
Pretax earnings	101,122	102,513	(1,391)	-1%
Income tax expense	(38,366)	(37,698)	(668)	2%
Net earnings	$62,756	$64,815	$(2,059)	-3%

(a) Depreciation is shown net of (gains)/losses on the disposal of fixed assets:

	Quarter Ended September 30,
	2004	2003
	(Unaudited)
	(In thousands)
Depreciation expense	$25,401	$26,344
Loss on disposals	1,985	3,970
Depreciation, net	$27,386	$30,314

	Six Months Ended September 30,		Changes	Changes
	2004	2003	Dollar	Percentage
U-Haul International	(In thousands)
Rental revenue	$891,216	$863,233	$27,983	3%
Net sales	110,440	105,720	4,720	4%
Net investment and interest income	11,299	15,832	(4,533)	-29%
Total revenues	1,012,955	984,785	28,170	3%

Operating expenses	555,691	533,832	21,859	4%
Commission expenses	103,947	100,942	3,005	3%
Cost of sales	53,235	50,415	2,820	6%
Lease expense	77,167	74,534	2,633	4%
Depreciation, net (a)	53,851	60,894	(7,043)	-12%
Total costs and expense	843,891	820,617	23,274	3%
Earnings from operations	169,064	164,168	4,896	3%
Interest expense, net	(6,904)	(5,150)	(1,754)	34%
Pretax earnings	175,968	169,318	6,650	4%
Income tax expense	(66,889)	(61,422)	(5,467)	9%
Net earnings	$109,079	$107,896	$1,183	1%

(a) Depreciation is shown net of (gains)/losses on the disposal of fixed assets:
	Six Months Ended September 30,
	2004	2003
	(Unaudited)
	(In thousands)
Depreciation expense	$51,149	$55,480
Loss on disposals	2,702	5,414
Depreciation, net	$53,851	$60,894

	Quarter Ended September 30,		Changes	Changes
	2004	2003	Dollar	Percentage
SAC Holdings *	(In thousands)
Rental revenue	$7,505	$41,858	$(34,353)	-82%
Net sales	4,271	14,161	(9,890)	-70%
Total revenues	11,776	56,019	(44,243)	-79%

Operating expenses	5,446	28,493	(23,047)	-81%
Cost of sales	1,289	6,098	(4,809)	-79%
Depreciation, net	642	5,094	(4,452)	-87%
Total costs and expenses	7,377	39,685	(32,308)	-81%
Earnings from operations	4,399	16,334	(11,935)	-73%
Interest expense	3,968	20,414	(16,446)	-81%
Pretax income(loss)	431	(4,080)	(4,511)	-111%
Income tax (expense)benefit	(231)	1,585	(1,816)	-115%
Net earnings (loss)	$200	$(2,495)	$(2,695)	-108%

* SAC Holdings II for quarter ended September 2004 and SAC Holdings I & II for 2003

	Six Months Ended September 30,		Changes	Changes
	2004	2003	Dollar	Percentage
SAC Holdings *	(In thousands)
Rental revenue	$14,514	$84,158	$(69,644)	-83%
Net sales	8,608	29,079	(20,471)	-70%
Total revenues	23,122	113,237	(90,115)	-80%

Operating expenses	11,389	56,615	(45,226)	-80%
Cost of sales	3,013	12,684	(9,671)	-76%
Depreciation, net	1,260	10,860	(9,600)	-88%
Total costs and expenses	15,662	80,159	(64,497)	-80%
Earnings from operations	7,460	33,078	(25,618)	-77%
Interest expense	7,231	41,221	(33,990)	-82%
Pretax loss	229	(8,143)	(8,372)	-103%
Income tax (expense) benefit	(152)	2,116	(2,268)	-107%
Net earnings (loss)	$77	$(6,027)	$(6,104)	-101%

* SAC Holdings II for six months ended September 2004 and SAC Holdings I & II for 2003

	Quarter Ended September 30,		Changes	Changes
	2004	2003	Dollar	Percentage
Amerco Real Estate	(In thousands)
Rental revenue	$14,556	$15,312	$(756)	-5%
Net sales	-	22	(22)	-100%
Net investment and interest income	27	2,003	(1,976)	-99%
Total revenues	14,583	17,337	(2,754)	-16%

Operating expenses	1,617	1,870	(253)	-14%
Cost of sales	-	10	(10)	-100%
Lease expense	4	138	(134)	-97%
Depreciation, net (a)	2,006	1,995	11	1%
Total costs and expenses	3,627	4,013	(386)	-10%
Earnings from operations	10,956	13,324	(2,368)	-18%
Interest expense	4,977	9,041	(4,064)	-45%
Pretax earnings	5,979	4,283	1,696	40%
Income tax expense	(2,410)	(1,793)	(617)	34%
Net earnings	$3,569	$2,490	$1,079	43%

(a) Depreciation is shown net of (gains)/losses on the disposal of fixed assets:

	Quarter Ended September 30,
	2004	2003
	(Unaudited)
	(In thousands)
Depreciation expense	$2,160	2,140
Gain on disposals	(154)	(145)
Depreciation, net	$2,006	1,995

	Six Months Ended September 30,		Changes	Changes
	2004	2003	Dollar	Percentage
Amerco Real Estate	(In thousands)
Rental revenue	$29,363	$30,140	$(777)	-3%
Net sales	15	37	(22)	-59%
Net investment and interest income	54	3,995	(3,941)	-99%
Total revenues	29,432	34,172	(4,740)	-14%

Operating expenses	3,647	3,643	4	0%
Cost of sales	8	16	(8)	-50%
Lease expense	27	275	(248)	-90%
Depreciation, net (a)	3,084	4,166	(1,082)	-26%
Total costs and expenses	6,766	8,100	(1,334)	-16%
Earnings from operations	22,666	26,072	(3,406)	-13%
Interest expense	6,624	15,838	(9,214)	-58%
Pretax earnings	16,042	10,234	5,808	57%
Income tax expense	(6,380)	(4,224)	(2,156)	51%
Net earnings	$9,662	$6,010	$3,652	61%

(a) Depreciation is shown net of (gains)/losses on the disposal of fixed assets:
	Six Months Ended September 30,
	2004	2003
	(Unaudited)
	(In thousands)
Depreciation expense	$4,309	4,291
Gain on disposals	(1,225)	(125)
Depreciation, net	$3,084	4,166

Quarters Ended - September 30, 2004 versus September 30, 2003

Rental revenues at U-Haul, before consolidating entries, were $465.8 million for the second quarter of fiscal year 2005 compared with $456.2 million for the same period last year. This represents an increase of $9.7 million, or 2%, and was driven by a combination of factors, including increased equipment rentals, better price realization and product mix, net of lower storage revenues resulting from the sale of property pursuant to the W.P. Carey Transaction, and lost equipment rentals resulting from the hurricanes that affected the southeastern U.S. during August and September. Rental revenues at the SAC entities, before consolidating entries, were $7.5 million for the second quarter of fiscal year 2005, compared with $41.9 million for the same period last year. This represents a reduction of $34.4 million, and reflects the deconsolidation of SAC Holding Corporation. Rental revenues at Real Estate, before consolidating entries, were $14.6 million for the second quarter of fiscal year 2005 and $15.3 million for the same period last year.

Net sales of moving and self-storage related products and services at U-Haul were $53.5 million for the second quarter of fiscal year 2005, compared with $51.4 million for the same period last year. This represents an increase of $2.1 million, or 4%, and was driven by increased rental activity and improved pricing. Net sales of moving and self-storage related products and services at the SAC entities were $4.3 million for the second quarter of fiscal year 2005, compared with $14.2 million for the same period last year. This represents a reduction of $9.9 million, and reflects the deconsolidation of SAC Holding Corporation.

Net investment and interest income at U-Haul, before consolidating entries, was $5.3 million for the second quarter of fiscal year 2005, compared with $7.8 million for the same period last year. The reduction in interest income is directly related to lower average investment balances in SAC Holdings notes. Net investment and interest income at Real Estate, before consolidating entries, decreased $2.0 million in the second quarter of fiscal year 2005, compared with the same period last year. The reduction in interest income is directly related to lower investments in mortgage notes, which decreased as a result of lower investment balances in SAC Holdings notes.

Operating expenses at U-Haul, before consolidating entries, were $286.0 million for the second quarter of fiscal year 2005, compared with $271.1 million for the same period last year. This represents an increase of $14.9 million, or 5%, and was the result of increases in payroll, equipment maintenance and timing changes in the recognition of insurance costs. Increased payroll and maintenance were driven by increases in volume and inflation, partially offset by lower other operating expenses. Operating expenses at the SAC entities, before consolidating entries, were $5.4 million for the second quarter of fiscal year 2005, compared with $28.5 million for the same period last year. This represents a reduction of $23.0 million, and reflects the deconsolidation of SAC Holding Corporation. Operating expenses at Real Estate, before consolidating entries, were $1.6 million for the second quarter of fiscal year 2005, compared with $1.9 million for the same period last year.

Dealer commissions at U-Haul were $54.6 million for the second quarter of fiscal year 2005, compared with $53.8 million for the same period last year. This represents an increase of $0.8 million, or 2%, and was driven by increased equipment rentals at our independent dealers.

Lease expense at U-Haul, before consolidating entries, was $36.4 million for the second quarter of fiscal year 2005, compared with $37.0 million for the same period last year. This represents a decrease of $0.6 million, or 2%, and reflects a decrease in the amount of rental equipment we leased.

Depreciation expense at U-Haul, before consolidating entries, was $27.4 million for the second quarter of fiscal year 2005, compared with $30.3 million for the same period last year. Depreciation expense at SAC Holdings, before consolidating entries, was $0.6 million during the second quarter of fiscal year 2005, compared with $5.1 million for the same period last year. This represents a reduction of $4.5 million and reflects the deconsolidation of SAC Holding Corporation. Depreciation expense at Real Estate, before consolidating entries, was $2.0 million during the second quarter of fiscal year 2005, which is consistent with the same period last year.

Earnings from operations at U-Haul, before consolidating entries, were $93.1 million during the second quarter of fiscal year 2005, compared with $98.4 million for the same period last year. This represents an decrease of $5.3 million, or 5%, and is attributable to the change in the timing of recognizing current year insurance expense and lost equipment rentals resulting from the hurricanes that affected the southeastern U.S. during August and September. Earnings from operations at SAC Holdings, before consolidating entries, were $4.4 million in the second quarter of fiscal year 2005, compared with $16.3 million for the same period last year. This represents a reduction of $11.9 million, and reflects the deconsolidation of SAC Holding Corporation. Earnings from operations at Real Estate, before consolidating entries, were $11.0 million during the second quarter of fiscal year 2005, compared with $13.3 million for the same period last year. This represents a reduction of $2.3 million, and reflects lower interest income from investments in mortgage notes, partially offset by gains on real estate sales.

Six Months Ended - September 30, 2004 versus September 30, 2003

Rental revenues at U-Haul, before consolidating entries, were $891.2 million for the first six months of fiscal year 2005, compared with $863.2 million for the same period last year. This represents an increase of $28.0 million, or 3% and was driven by a combination of factors, including increased equipment rentals, better price realization and product mix, net of lower storage revenues resulting from the sale of property pursuant to the W.P. Carey Transaction and lost equipment rentals resulting from the hurricanes that affected the southeastern U.S. during August and September. Rental revenues at the SAC entities, before consolidating entries, were $14.5 million for the first six months of fiscal year 2005, compared with $84.2 million for the same period last year. This represents a reduction of $69.6 million, and reflects the deconsolidation of SAC Holding Corporation. Rental revenues at Real Estate, before consolidating entries, were $29.4 million for the first six months of fiscal year 2005, and $30.1 million for the same period last year.

Net sales of moving and self-storage related products and services at U-Haul were $110.4 million for the first six months of fiscal year 2005, compared with $105.7 million for the same period last year. This represents an increase of $4.7 million, or 4%, and was driven by increased rental activity and improved pricing. Net sales of moving and self-storage related products and services at the SAC entities were $8.6 million for the first six months of fiscal year 2005, compared with $29.1 million for the same period last year. This represents a reduction of $20.5 million, and reflects the deconsolidation of SAC Holding Corporation.

Net investment and interest income at U-Haul, before consolidating entries, was $11.3 million for the first six months of fiscal year 2005 compared with $15.8 million for the same period last year. The reduction in interest income is directly related to lower average investment balances in SAC Holdings notes. Net investment and interest income at Real Estate, before consolidating entries, was $3.9 million lower for the first six months of fiscal year 2005, compared with the same period last year. The reduction in interest income is directly related to lower investments in mortgage notes, which decreased as a result of lower investment balances in SAC Holdings notes.

Operating expenses at U-Haul, before consolidating entries, were $555.7 million for the first six months of fiscal year 2005, compared with $533.8 million for the same period last year. This represents an increase of $21.9 million, or 4%, and was the result of increases in payroll, equipment maintenance and changes in the timing recognition of insurance costs. Increases in payroll and maintenance were driven by increases in volume and inflation, partially offset by lower other operating expenses. Operating expenses at the SAC entities, before consolidating entries, were $11.4 million for the first six months of fiscal year 2005, compared with $56.6 million for the same period last year. This represents a reduction of $45.2 million, and reflects the deconsolidation of SAC Holding Corporation. Operating expenses at Real Estate, before consolidating entries, were $3.6 million for the first six months of fiscal year 2005, which is consistent with the same period last year.

Dealer commissions at U-Haul were $103.9 million for the first six months of fiscal year 2005, compared with $100.9 million for the same period last year. This represents an increase of $3.0 million, or 3%, and was driven by increased equipment rentals at our independent dealers.

Lease expense at U-Haul, before consolidating entries, was $77.2 million for the first six months of fiscal year 2005, compared with $74.5 million for the same period last year. This represents an increase of $2.6 million, or 4%, and reflects an increase in the amount of rental equipment we leased.

Depreciation expense at U-Haul, before consolidating entries, was $53.9 million for the first six months of fiscal year 2005, compared with $60.9 million for the same period last year. Depreciation expense at SAC Holdings, before consolidating entries, was $1.3 million during the first six months of fiscal year 2005, compared with $10.9 million for the same period last year. This represents a reduction of $9.6 million and reflects the deconsolidation of SAC Holding Corporation. Depreciation expense, net at Real Estate, before consolidating entries, was $3.1 million during the first six months of fiscal year 2005, compared with $4.2 million for the same period last year, and includes a gain of $1.2 million from asset disposals this year.

Earnings from operations at U-Haul, before consolidating entries, were $169.1 million during the first six months of fiscal year 2005, compared with $164.2 for the same period million last year. This represents an increase of $4.9 million, or 3%, and reflects the abovementioned change in the timing of recognizing current year insurance expense and lost equipment rentals resulting from the hurricanes in the southeastern U.S. Also, we experienced strong truck and storage rentals during the first six months of fiscal 2005, which along with increased fleet productivity, were major contributors to the increase in operating profitability at U-Haul. Earnings from operations at SAC Holdings, before consolidating entries, were $7.5 million in the first six months of fiscal year 2005, compared with $33.1 million for the same period last year. This represents a reduction of $25.6 million, and reflects the deconsolidation of SAC Holding Corporation. Earnings from operations at Real Estate, before consolidating entries, were $22.7 million during the first six months of fiscal year 2005, compared with $26.1 million for the same period last year. This represents a reduction of $3.4 million, and reflects lower interest income from investments in mortgage notes, partially offset by gains on real estate sales.

Oxford Life Insurance Company

The following table sets forth net revenue and certain consolidated statements of income data for the periods indicated:
	Quarter Ended June 30,		Changes	Changes
	2004	2003	Dollar	Percentage
Oxford Life Insurance	(In thousands)
Premiums	$32,405	$38,341	$(5,936)	-15%
Net investment income	5,480	5,324	156	3%
Total revenue	37,885	43,665	(5,780)	-13%
Benefits and losses	23,585	28,031	(4,446)	-16%
Amortization of deferred policy acquisition costs	5,995	5,303	692	13%
Operating expenses	5,808	8,503	(2,695)	-32%
Total expenses	35,388	41,837	(6,449)	-15%
Earnings from operations	2,497	1,828	669	37%
Income tax expense (benefit)	(849)	56	(905)	-1616%
Net earnings	$1,648	$1,884	$(236)	-13%

Net premiums were $32.4 million and $38.3 million for the quarters ended June 30, 2004 and 2003, respectively. Medicare supplement premiums decreased by $2.3 million due to lapses on closed lines being greater than new business written on active lines. Credit insurance premiums decreased $1.5 million for the quarter due to fewer accounts. Life and annuity premiums decreased $2.1 million due to fewer sales and annuitizations.

Net investment income before inter-company eliminations was $5.5 million and $5.3 million for the quarters ended June 30, 2004 and 2003, respectively.

Benefits incurred were $23.6 million and $28.0 million for the quarters ended June 30, 2004, and 2003, respectively. Medicare supplement incurred claims decreased $1.3 million due to reduced exposure and improved experience. Credit insurance benefits decreased $1.3 million due to reduced exposure and improved disability experience. Life insurance incurred claims declined $1.8 million due to declining sales and improved mortality experience.

Amortization of deferred acquisition costs (DAC) and the value of business acquired (VOBA) was $6.0 million and $5.3 million for the quarters ended June 30, 2004 and 2003, respectively. These costs are amortized for life and health policies as the premium is earned over the term of the policy; and for deferred annuities, amortized in relation to interest spreads. Amortization associated with annuity policies increased $1.0 million from the comparable 2003 quarter primarily due to increased surrender activity. Other segments had decreases of $0.3 from 2003 due to decreased new business volume.

Operating expenses were $5.8 million and $8.5 million for the quarters ended June 30, 2004, and 2003. Non-deferrable commissions decreased $1.9 million from 2003 primarily due to decreased sales of Medicare supplement and life products. Fee income from surrendered annuity policies netted into this category increased $0.8 million from the comparable 2003 quarter.

Operating profit before tax and inter-company eliminations was $2.5 million and $1.8 for the quarters ending June 30, 2004, and 2003, respectively. The increase from 2003 is due primarily to improved loss experience in the credit insurance segment.

	Six Months Ended June 30,		Changes	Changes
	2004	2003	Dollar	Percentage
Oxford Life Insurance	(In thousands)
Premiums	$66,037	$76,425	$(10,388)	-14%
Net investment income	11,661	10,677	984	9%
Total revenue	77,698	87,102	(9,404)	-11%
Benefits and losses	47,694	55,848	(8,154)	-15%
Amortization of deferred policy acquisition costs	12,583	10,693	1,890	18%
Operating expenses	11,251	17,153	(5,902)	-34%
Total expenses	71,528	83,694	(12,166)	-15%
Earnings from operations	6,170	3,408	2,762	81%
Income tax expense	(2,152)	(818)	(1,334)	163%
Net earnings	$4,018	$2,590	$1,428	55%

Net premiums were $66.0 million and $76.4 million for the six months ended June 30, 2004 and 2003, respectively. Medicare supplement premiums decreased by $4.4 million due to lapses on closed lines being greater than new business written on active lines. Credit insurance premiums decreased $3.1 million due to fewer accounts. Life and annuity premiums decreased $2.9 million from fewer sales and annuitizations.

Net investment income before inter-company eliminations was $11.7 million and $10.7 million for the six months ended June 30, 2004 and 2003, respectively. This was primarily due to interest received from the maturity of inter-company investments.

Benefits incurred were $47.7 million and $55.8 million for the six months ended June 30, 2004, and 2003, respectively. Medicare supplement incurred claims decreased $4.3 million due primarily to reduced exposure. Credit insurance benefits decreased $1.7 million due to reduced exposure and improved disability experience. All other lines had decreases of $2.1 million.

Amortization of deferred acquisition costs (DAC) and the value of business acquired (VOBA) was $12.6 million and $10.7 million for the six months ended June 30, 2004 and 2003, respectively. These costs are amortized for life and health policies as the premium is earned over the term of the policy; and for deferred annuities, amortized in relation to interest spreads. Amortization associated with annuity policies increased $2.7 million from 2003 primarily due to increased surrender activity. Other segments had decreases of $0.8 from the comparable 2003 period due to decreased new business volume.

Operating expenses were $11.3 million and $17.2 million for the six months ended June 30, 2004, and 2003. Non-deferrable commissions have decreased $3.3 million from 2003 primarily due to decreased sales of Medicare supplement and life products. Fee income from surrendered annuity policies netted into this category increased $2.0 million from the comparable 2003 period. General and administrative expenses net of fees collected decreased $0.4 million.

Operating profit before tax and inter-company eliminations was $6.2 million, and $3.4 for the six months ending June 30, 2004, and 2003, respectively. The increase from 2003 is due primarily to improved investment income, and positive loss experience in the Medicare supplement and Credit insurance segments.

Republic Western Insurance Company

The following table sets forth net revenue and certain consolidated statements of income data for the periods indicated:
	Quarter Ended June 30,		Changes	Changes
	2004	2003	Dollar	Percentage
Property and Casualty Insurance	(In thousands)
Premiums	$7,038	$29,574	$(22,536)	-76%
Net investment income	3,699	6,118	(2,419)	-40%
Total revenues	10,737	35,692	(24,955)	-70%
Benefits and losses	7,869	37,415	(29,546)	-79%
Amortization of deferred policy acquisition costs	1,783	3,456	(1,673)	-48%
Operating expenses	982	9,023	(8,041)	-89%
Total expenses	10,634	49,894	(39,260)	-79%
Earnings/(loss) from operations	103	(14,202)	14,305	101%
Income tax benefit (expense)	(29)	4,983	(5,012)	-101%
Net earnings (loss)	$74	$(9,219)	$9,293	101%

Premiums, before inter-company eliminations, were $7.0 million and $29.6 million for the quarters ended June 30, 2004 and 2003, respectively. Premiums from terminated programs were $1.6 million and $23.2 million for the quarters ended June 30, 2004 and 2003, respectively. The decrease in 2004 is the result of the RepWest shifting its operating focus away from non-affiliated and unprofitable lines of business. Rental industry revenues were $5.4 million and $6.4 million for the quarters ended June 30, 2004 and 2003, respectively. The 2004 decrease is the result of decreased premiums in the non-U-Haul self storage program.

Net investment income was $3.7 million and $6.1 million for the quarters ended June 30, 2004 and 2003, respectively. The decrease in 2004 is attributable to RepWest exiting non U-Haul lines which resulted in an overall decrease in invested assets. This reduction will continue until reserves associated from these exited lines are run-off.

Benefits and losses incurred were $7.9 million and $37.4 million for the quarters ended June 30, 2004 and 2003, respectively. The decrease in 2004 is due to RepWest terminating its non U-Haul related programs and reserve strengthening that was done during the prior year.

Net operating expenses, which are offset by claims handling fees, were $1.0 million and $9.0 million for the quarters ended June 30, 2004 and 2003 respectively. Included in net operating expenses are commissions that were $1.3 million and $8.6 million for the quarters ended June 30, 2004 and 2003, respectively. The decrease in 2004 is due to decreased premium writings.

Pretax gain/(loss) from operations was $0.1 million and ($14.2) million for the quarters ended June 30, 2004 and 2003. The improvement during fiscal 2005 is the result of the elimination of unprofitable programs and the reserve strengthening that was done during the comparable period in the prior year.

	Six Months Ended June 30,		Changes	Changes
	2004	2003	Dollar	Percentage
Property and Casualty Insurance	(In thousands)
Premiums	$16,840	$58,141	$(41,301)	-71%
Net investment income	8,236	11,922	(3,686)	-31%
Total revenues	25,076	70,063	(44,987)	-64%
Benefits and losses	17,897	62,997	(45,100)	-72%
Amortization of deferred policy acquisition costs	5,153	7,166	(2,013)	-28%
Operating expenses	1,557	14,301	(12,744)	-89%
Total expenses	24,607	84,464	(59,857)	-71%
Earnings/(loss) from operations	469	(14,401)	14,870	103%
Income tax benefit (expense)	(157)	5,046	(5,203)	-103%
Net earnings (loss)	$312	$(9,355)	$9,667	103%

Premiums, before inter-company eliminations, were $16.8 million and $58.1 million for the six months ended June 30, 2004 and 2003, respectively. Premiums from terminated programs were $6.5 million and $45.4 million for the six months ended June 30, 2004 and 2003, respectively. The decrease in 2004 is the result of the RepWest shifting its operating focus away from non-affiliated and unprofitable lines of business. Rental industry revenues were $10.3 million and $12.7 million for the six months ended June 30, 2004 and 2003, respectively. The 2004 decrease is the result of decreased premiums in the RepWest’s non-U-Haul self storage program.

Net investment income was $8.2 million and $11.9 million for the six months ended June 30, 2004 and 2003, respectively. The decrease in 2004 is attributable to RepWest exiting non U-Haul lines which resulted in an overall decrease in invested assets. This reduction will continue until reserves associated from these exited lines are run-off.

Benefits and losses incurred were $17.9 million and $63.0 million for the six months ended June 30, 2004 and 2003, respectively. The decrease in 2004 is due to RepWest terminating its non U-Haul related programs and reserve strengthening that was done during the prior year.

Operating expenses, which are offset by claims handling fees, were $1.6 million and $14.3 million for the six months ended June 30, 2004 and 2003 respectively. Included in net operating expenses are commissions that were $3.5 million and $16.2 million for the six months ended June 30, 2004 and 2003, respectively. The decrease in 2004 is due to decreased premium writings.

Pretax gain/(loss) from operations was $0.5 million and ($14.4) million for the six months ended June 30, 2004 and 2003. The improvement during fiscal 2005 is the result of the elimination of unprofitable programs and the reserve strengthening that was done during the prior year

Liquidity and Capital Resources

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

At September 30, 2004, cash and cash equivalents totaled $45.8 million, compared with $81.6 million on March 31, 2004. In addition, as of September 30, 2004, AMERCO has availability under its revolving credit facility of $200.0 million.

At September 30, 2004, notes and loans payable were $696.9 million, and represented 1.2 times stockholders’ equity. At March 31, 2004, notes and loans payable were $862.7 million, and represented 1.7 times stockholders’ equity.

On April 30, 2004, AMERCO completed its transaction with W.P. Carey (UH Storage DE), effectively terminating its amended and restated leases (the synthetic leases) with the Bank of Montreal and Citibank. This transaction resulted in AMERCO eliminating its capital lease obligations of approximately $99.6 million during the first quarter of fiscal year 2005.

For the first six months of fiscal year 2005, cash provided by operating activities was $168.1 million, compared with $130.6 million in the first six months of fiscal year 2004. This improvement of $37.5 million was primarily driven by stronger earnings.

Investing activities provided $119.5 million in net cash during the first six months of fiscal year 2005, compared to a use of $36.5 million in the first six months of fiscal year 2004. The majority of the increase in the first six months of fiscal year 2005 compared with the first six months of fiscal year 2004 was related to the W. P. Carey Transaction. Gross capital expenditures were $161.7 million and $102.3 million through September 30, 2004 and September 30, 2003, respectively. Capital dispositions were $220.8 million and $19.1 million through September 30, 2004 and September 30, 2003, respectively.

Financing activities used $323.4 million during the first six months of fiscal year 2005. This primarily reflects the pay down of $180.3 million on our revolving line of credit and the termination of the synthetic lease obligations, and the net change in contract deposits and withdrawals by Oxford during the first six months of fiscal year 2005. This compares with usage of $9.3 million from financing activities during the first six months of fiscal year 2004.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Self-Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Historically, capital requirements have primarily reflected new rental equipment acquisitions. The capital to fund these requirements has historically been obtained through internally generated funds from operations, lease financing and sales of used equipment. Going forward, we anticipate that a substantial portion of our internally generated funds will be used to enhance liquidity by paying down existing indebtedness. During each of the fiscal years ended March 31, 2005, 2006 and 2007, U-Haul estimates that net capital expenditures will average approximately $150 million to maintain its fleet at current levels. Financial covenants contained in our loan agreements limit the amount of capital expenditures we can make in fiscal years 2005, 2006, and 2007, net of dispositions, to $185 million, $245 million and $195 million, respectively. Management estimates that U-Haul will fund its fleet expansion requirements from leasing and from the proceeds from the sale of trucks. We intend to focus our growth on expanding our independent dealer network, which does not require a substantial amount of capital resources. Net capital proceeds were $60.1 million for the first six months of fiscal year 2005. Excluding the effect of W.P. Carey, the capital outlays were $100 million. Rental truck net capital expenditures primarily reflect lease residual buyouts.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul’s growth through lease and debt financing. U-Haul’s growth plan in self-storage is focused on eMove, which does not require acquisition or construction of self-storage properties by the Company. Therefore, Real Estate will not require substantial capital for its future plans.

SAC Holdings operations are funded by various mortgage loans, secured and unsecured notes. SAC Holdings does not utilize revolving lines of credit to finance its operations or acquisitions. Certain of SAC Holdings’ loan agreements contain restrictive covenants and restrictions on incurring additional subsidiary indebtedness.

Oxford Life Insurance Company

As of June 30, 2004, Oxford had no notes and loans payable in less than one year and its accounts payable and accrued expenses total approximately $2.0 million. Oxford’s financial assets (cash, receivables, short-term investments, other investments, and fixed maturities) at June 30, 2004 were approximately $784.6 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Oxford’s funds are generally not available to satisfy the claims of the creditors of AMERCO or its legal subsidiaries.

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

Cash provided by operating activities was $4.4 million, and $2.5 million for the six months ended June 30, 2004, and 2003 respectively. Cash used by financing activities was $47.8 million, and $4.9 million for the six months ended June 30, 2004, and 2003, respectively. Cash flows from deferred annuity sales are a component of financing activities. Investment contract deposits increase cash flows while surrenders of these policies are a use of funds. The decrease in investment contract deposits over 2003 is due to a reduction in new contract sales and an increase in contract surrenders; both due to Oxford’s decreased ratings.

In addition to cash flows from operating and financing activities, a substantial amount of liquid funds is available through Oxford's short-term portfolio. At June 30, 2004 and 2003, short-term investments amounted to $97.6 million, and $144.5 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

Oxford’s stockholder's equity was $116.4 million, and $169.0 million as of June 30, 2004, and December 31, 2003, respectively. Increases from earnings were offset by decreases in unrealized gains resulting from the change in interest rates.

Applicable laws and regulations of the State of Arizona require the Company's insurance subsidiaries to maintain minimum capital and surplus determined in accordance with statutory accounting practices. With respect to Oxford, the amount is $0.4 million. In addition, the amount of dividends that can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. At June 30, 2004, Oxford cannot distribute any of its statutory surplus as dividends without regulatory approval.

Property and Casualty Insurance

As of June 30, 2004, RepWest had no notes or loans due in less than one year and its accounts payable, accrued expenses, and other payables were approximately $17.6 million. RepWest’s financial assets (cash, receivables, inventories and short-term investments) at June 30, 2004 were approximately $371.3 million.

State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, RepWest’s funds are generally not available to satisfy the claims of the creditors of AMERCO or its legal subsidiaries. Conversely, AMERCO’s loan agreements prohibit any loans, capital contributions or other advances to RepWest by AMERCO.

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

RepWest’s cash and cash equivalents and short-term investment portfolio were $67.3 million and $62.1 million at June 30, 2004 and December 31, 2003 respectively. This balance reflects funds in transition from maturity proceeds to long term investments. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs.

For additional information about the "DOI Supervision" reference is made to the section on "Risk Factors" under the title "RepWest has consented to an Order of Supervision issued by the Arizona Department of Insurance".

Cash Provided from Operating Activities by Operating Segments

Moving and Self-Storage

Cash provided by operating activities from U-Haul was $9.0 million and $94.9 million for the first six months of fiscal years 2005 and 2004, respectively. Cash provided by operating activities for Real Estate was $1.1 million and $0.6 million for the first six months of fiscal years 2005 and 2004, respectively. Cash provided from operating activities for SAC Holdings was $0.5 million and $6.3 million for the first six months of fiscal years 2005 and 2004, respectively. The cash provided by U-Haul International operations for the first six months ended September 30, 2004 was approximately $189 million and approximately $145 million for the same period last year. Of this amount for the first six months of September 30, 2004, U-Haul transferred approximately $180 million to its parent, AMERCO, to extinguish outstanding debt, and approximately $50 million for the same period last year.

Life Insurance

Cash provided by operating activities was $4.4 million, and $2.5 million for the first six months ended June 30, 2004, and 2003 respectively

Property and Casualty Insurance

Cash flows used by operating activities were $22.6 million and $52.5 million for the six months ended June 30, 2004 and 2003, respectively. The cash used by operating activities is the result of RepWest exiting the assumed reinsurance and non U-Haul related lines. As RepWest adjudicates the claims in these lines there will be a continued use of its portfolio and a corresponding decrease in insurance reserves.

Summary

We believe we have the financial resources needed to meet our business requirements including capital expenditures for the expansion and modernization of our rental fleet, rental equipment and rental storage space and working capital requirements.

For a more detailed discussion of our long-term debt and borrowing capacity, please see footnote 5 "Borrowings" to the "Notes to the Condensed Consolidated Financial Statements."

Disclosures about Contractual Obligations and Commercial Commitments

AMERCO uses certain equipment and occupies certain facilities under operating lease commitments with terms expiring through 2034, with the exception of one land lease expiring in 2079. In the event of a shortfall in proceeds from the sale of the underlying assets, AMERCO has guaranteed approximately $178.5 million of residual values at September 30, 2004 for these assets at the end of the respective lease terms. AMERCO has been leasing equipment since 1987. Thus far, we have experienced no residual value shortfalls. (See details related to operating lease commitments in footnote 9 "Contingent Liabilities and Commitments" to the "Notes to the Condensed Consolidated Financial Statements.")

Business Outlook

As we look ahead to the remainder of fiscal year 2005, we believe the momentum in our moving and self-storage segments will continue, adjusted for the deconsolidation of SAC Holding Corporation and the W.P. Carey Transaction. During fiscal year 2004, we reported approximately $101.9 million of revenues, $26.5 million of earnings from operations, $37.8 million of interest expense, and a net loss of $8.6 million related to the 281 SAC Holdings properties which were deconsolidated March 31, 2004. We reported approximately $29.2 million of storage revenues during fiscal year 2004 at the 78 self-storage properties that were recently sold to W.P. Carey (UH Storage DE).

U-Haul is expected to continue to benefit from the initiatives mentioned earlier, including positive sales increases and maintenance and repair cost improvements associated with our fleet replacement program.

Oxford is in the process of rebuilding its distribution that was impacted by the AMERCO restructuring. Prior to the restructuring, Oxford was rated B++ by A.M. Best. The rating was reduced to C+ during the restructuring. In March 2004 the rating was upgraded to B-. In October 2004 the rating was upgraded to B with a continued positive outlook. Continued improvement in the rating will be a key factor in the success of Oxford’s marketing programs including annuities, life insurance, Medicare supplement, and credit life and disability. Oxford’s statutory capital measurements continue to strengthen and existing business is expected to continue to perform profitably.

RepWest expects to realize the benefits of its changed business plan. During fiscal 2004, we successfully discontinued the majority of the unprofitable direct and assumed reinsurance lines and significantly strengthened our reserves associated with those lines. U-Haul related lines have historically been profitable and we expect to see the results of the new business plan during fiscal year 2005. We believe that RepWest’s statutory capital measurements will continue to strengthen as the reserves of the discontinued lines are being run off. We are working with the Arizona Department of Insurance regarding the supervision order and expect it to be resolved in the future.

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

As of September 30, 2004, Edward J. Shoen, Chairman of the Board of Directors and President of AMERCO, James P. Shoen, a director of AMERCO, and Mark V. Shoen, an executive officer of AMERCO, collectively own 8,789,973 shares (approximately 41.3%) of the outstanding common shares of AMERCO. Accordingly, Edward J. Shoen, Mark V. Shoen and James P. Shoen will be in a position to continue to influence the election of the members of the Board of Directors and approval of significant transactions. In addition, 2,230,061 shares (approximately 10.5%) of the outstanding common shares of AMERCO, including shares allocated to employees and unallocated shares are held by our Employee Savings and Employee Stock Ownership Trust.

Our operations subject us to numerous environmental regulations and the possibility that environmental liability in the future could adversely affect our operations.

Compliance with environmental requirements of federal, state and local governments significantly affects our business. Among other things, these requirements regulate the discharge of materials into the water, air and land and govern the use and disposal of hazardous substances. Under environmental laws, we can be held strictly liable for hazardous substances that are found on real property we have owned or operated. We are aware of issues regarding hazardous substances on some of our real estate and we have put in place a remedial plan at each site where we believe such a plan is necessary. We regularly make capital and operating expenditures to stay in compliance with environmental laws. In particular, we have managed a testing and removal program since 1988 for our underground storage tanks. Under this program, we spent $43.7 million between April 1988 and September 30, 2004. Despite these compliance efforts, risk of environmental liability is part of the nature of our business.

Environmental laws and regulations are complex, change frequently and could become more stringent in the future. We cannot assure you that future compliance with these regulations or future environmental liabilities will not have a material adverse effect on our business.

Our business is seasonal.

Our business is seasonal and our results of operations and cash flows fluctuate significantly from quarter to quarter. Historically, revenues have been stronger in our first and second fiscal quarters due to the overall increase in moving activity during the spring and summer months. Our fourth fiscal quarter is generally weakest, when there is a greater potential for adverse weather conditions.

We obtain our rental trucks from a limited number of manufacturers.

In the past ten years, we purchased most of our rental trucks from Ford and General Motors. Although we believe that we have alternative sources of supply for our rental trucks, termination of one or both of our relationships with these suppliers could have a material adverse effect on our business, financial condition or results of operations.

Our property and casualty insurance business has suffered extensive losses.

Since January 2000, our property and casualty insurance business, RepWest, reported losses totaling approximately $149 million. These losses are primarily attributable to business lines that were unprofitable as underwritten. To restore profitability in RepWest, we have exited all non-U-Haul related lines and have strengthened the reserves on the lines being eliminated. Although we believe the terminated lines are adequately reserved, we cannot assure you that there will not be future adverse loss development.

Our life insurance business was downgraded by A.M. Best during restructuring

A.M. Best downgraded Oxford and its subsidiaries during the restructuring to C+. Upon emergence from bankruptcy in March 2004, Oxford and its subsidiaries were upgraded to B-. The ratings were again upgraded in October 2004 to B. A.M. Best has indicated the rating outlook for our life insurance business is positive. Prior to AMERCO’s restructuring Oxford was rated B++. Financial strength ratings are important external factors that can affect the success of Oxford’s business plans. Accordingly, if Oxford’s ratings, relative to its competitors, do not continue to improve, Oxford may not be able to retain and attract business as currently planned.

Notes receivable from SAC Holdings are a significant portion of AMERCO’S total assets.

At September 30, 2004, we held approximately $203.8 million of notes due from SAC Holdings. Although these assets have been eliminated in the consolidating financial statements, we have significant economic exposure to SAC Holdings. SAC Holdings is highly leveraged with significant indebtedness to others. We hold various junior unsecured notes of SAC Holdings. If SAC Holdings is unable to meet its obligations to its senior lenders, it could trigger a default on its obligations to us. In such an event of default, we could suffer a significant loss. We cannot assure you that SAC Holdings will not default on its loans to their senior lenders or that the value of SAC Holdings’ assets upon liquidation would be sufficient to repay us in full.

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

Subsequent Event RWIC experienced insurances losses associated with the recent hurricanes in the southeastern United States.

These losses will be reflected in RWIC’s third and fourth quarter financial statements. The estimated losses approximate $5 to $7 million dollars after taxes.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and currency exchange rates. To mitigate these risks, we may utilize derivative financial instruments, among other strategies. We do not use derivative financial instruments for speculative purposes.

Interest rate risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations. Interest rate cap contracts represent non-linear derivative instruments which protect the holder from rises in short-term interest rates by making a payment to the holder when an underlying interest rate (the index or reference interest rate) exceeds a specified strike rate (the cap rate). During the second quarter of fiscal year 2005, the Company entered into separate interest rate cap contracts for $200.0 million of its variable rate debt obligations for a two year term and for $50.0 million of its variable rate debt obligations for a three year term. At September 30, 2004, the Company had approximately $348.3 million of variable rate debt obligations. A fluctuation in interest rates of 100 basis points would change interest expense for the Company by approximately $3.5 million annually to the extent that the three month LIBOR is below 3.0% and by $1.0 million to the extent that the three month LIBOR exceeds 3.0%.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Kocher

On July 20, 2000, Charles Kocher (Kocher) filed suit in Wetzel County, West Virginia, Civil Action No. 00-C-51-K, entitled Charles Kocher v. Oxford Life Insurance Co. (Oxford) seeking compensatory and punitive damages for breach of contract, bad faith and unfair claims settlement practices arising from an alleged failure of Oxford to properly and timely pay a claim under a disability and dismemberment policy. On March 22, 2002, the jury returned a verdict of $5 million in compensatory damages and $34 million in punitive damages. On November 5, 2002, the trial court entered an Order (Order) affirming the $39 million jury verdict and denying Oxford’s motion for New Trial Or, in The Alternative, Remittitur. On January 27, 2004, the matter was argued before the West Virginia Supreme Court and taken under advisement. On September 17, 2004 the West Virginia Supreme Court reversed and vacated the punitive damages award and remanded the case for a new trial on punitive damages. The trial judge has set an April 28, 2005 trial date. The Company has accrued $725,000, which represents management’s best estimate of the costs associated with legal fees to appeal and re-try the case. The Company has notified its E & O carrier of the West Virginia Supreme Court’s ruling. The E&O carrier is disputing coverage in a declaratory judgment action against Oxford.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2004, an exchange occurred between the Company and James P. Shoen. Mr. Shoen, transferred 1,946,314 shares of AMERCO Series A Common Stock, $0.25 par value, in exchange for 1,946,314 shares of AMERCO Common Stock, $0.25 par value. Mr. Shoen is a director, employee and significant shareholder of AMERCO. No gain or loss was recognized as a result of this transaction. This exchange was completed as an offering exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

The following table provides information about purchases of our equity securities during the quarter ended September 30, 2004.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2004	-	-	-
August 1 through August 31, 2004	1,946,314 (a)	(b)	-
September 1 through September 30, 2004	-	-	-

	1,946,314 (a)	(b)	-	-

(a)    Series A Common Stock, par value $0.25 per share.

(b)    Consideration paid by AMERCO was 1,946,314 shares of its Common Stock, par value $0.25.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The 2004 Annual Meeting of Stockholders was held on September 24, 2004. At the 2004 Annual Meeting of Stockholders, Edward J. Shoen and M. Frank Lyons were elected to serve as directors until the 2008 Annual Meeting of Stockholders. John M. Dodds and James P. Shoen continue as directors with terms that expire at the 2005 Annual Meeting of Stockholders; William E. Carty and Charles J. Bayer continue as directors with terms that expire at the 2006 Annual Meetings of Stockholders; and John P. Brogan and James J. Grogan continue as directors with terms that expire at the 2007 Annual Meeting of Stockholders. In addition, our Stockholders rejected a shareholder proposal that "independent directors" constitute two-thirds of the Board of Directors and to define the meaning of "independent director" for this purpose. The following table sets forth the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes with respect to each matter voted on at the 2004 Annual Meeting of Stockholders.

	Votes Cast For	Votes Cast Against	Withheld	Abstentions	Non-Votes

Election of Directors
Edward J. Shoen	10,326,119	-	932,676	-	-

M. Frank Lyons	9,783,768	-	1,475,027	-	-

Shareholder Proposal
Regarding Independent Directors	1,095,820	9,303,506	-	614,519	-

Item 5. Other Information

For inclusion in the proxy statement and form of proxy relating to the 2005 Annual Meeting of Stockholders, a proposal intended for presentation at that meeting must be submitted in accordance with the applicable rules of the Securities and Exchange Commission and received by the Secretary of AMERCO, c/o U-Haul International, Inc., 2721 North Central Avenue, Phoenix, Arizona 85004, on or before March 25, 2005. Proposals to be presented at the 2005 Annual Meeting of Stockholders that are not intended for inclusion in the proxy statement and form of proxy must be submitted by that date and in a accordance with the applicable provisions of the Company’s By-Laws, a copy of which is available upon written request, delivered to the Secretary of AMERCO at the address in the preceding sentence. The Company suggests that proponents submit their proposals to the Secretary of AMERCO by Certified Mail-Return Receipt Requested.

Item 6. Exhibits

The following documents are filed as part of this report:
Exhibit Number	Description	Page or Method of Filing
2.1	Joint Plan of Reorganization of AMERCO and Amerco Real Estate Company	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed October 20, 2003, file no. 1-11255
2.2	Disclosure Statement Concerning the Debtors’ Joint Plan of Reorganization	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed October 20, 2003, file no. 1-11255
2.3	Amended Joint Plan of Reorganization of AMERCO and Amerco Real Estate Company	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, file No. 1-11255
3.1	Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Registration Statement on form S-4 filed March 30, 2004, file number 1-11255
3.2	Restated By-Laws of AMERCO	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file No. 1-11255
3.3	Restated Articles of Incorporation of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2003, file no. 1-11255
3.4	Bylaws of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2003, file no. 1-11255
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO and U-Haul International, Inc.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jack A. Peterson, Chief Financial Officer of AMERCO	Filed herewith
31.3	Rule 13a-14(a)/15d-14(a) Certification of Robert T. Peterson, Chief Financial Officer of U-Haul International, Inc.	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO and U-Haul International, Inc. pursuant to Section 906 of the Sabanes-Oxley Act of 2002	Filed herewith
32.2	Certificate of Jack A. Peterson, Chief Financial Officer of AMERCO pursuant to Section 906 of the Sabanes-Oxley Act of 2002	Filed herewith
32.3	Certificate of Robert T. Peterson, Chief Financial Officer of U-Haul International, Inc. pursuant to Section 906 of the Sabanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERCO

Date: November 9, 2004        /s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date: November 9, 2004        /s/ Jack A. Peterson
Jack A. Peterson
Chief Financial Officer
(Principal Financial Officer)

U-HAUL INTERNATIONAL, INC.

Date: November 9, 2004       /s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date: November 9, 2004                /s/ Robert T. Peterson
Robert T. Peterson
Chief Financial Officer
(Principal Financial Officer)