Form 10-Q
period 2004-12-31
AMERCO /NV/; U HAUL INTERNATIONAL INC
filed 2005-02-09
CIK 4457, 4458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2004

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

21,284,604 shares of AMERCO Common Stock, $0.25 par value, were outstanding at December 31, 2004.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at December 31, 2004.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements
AMERCO AND CONSOLIDATED ENTITIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31,	March 31,
	2004	2004
	(Unaudited)
	(In thousands)
ASSETS
Cash and cash equivalents	$80,226	$81,557
Trade receivables, net	243,706	268,386
Notes and mortgage receivables, net	5,647	4,537
Inventories, net	53,831	52,802
Prepaid expenses	23,350	13,172
Investments, fixed maturities	672,007	709,353
Investments, other	333,968	347,537
Deferred policy acquisition costs, net	64,872	76,939
Other assets	87,640	65,071
Related party assets	318,373	304,446
	$1,883,620	$1,923,800
Property, plant and equipment, at cost:
Land	151,487	158,594
Buildings and improvements	685,440	874,985
Furniture and equipment	285,776	293,115
Rental trailers and other rental equipment	175,116	159,586
Rental trucks	1,278,072	1,219,002
SAC Holdings II - property, plant and equipment	78,679	78,363
	2,654,570	2,783,645
Less: Accumulated depreciation	(1,355,405)	(1,331,840)
Property, plant and equipment, net	1,299,165	1,451,805
Total assets	$3,182,785	$3,375,605
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$216,041	$244,570
Capital leases	-	99,609
AMERCO's notes and loans payable	696,048	862,697
SAC Holdings' notes and loans payable, non-recourse to AMERCO	77,790	78,637
Policy benefits and losses, claims and loss expenses payable	817,158	813,738
Liabilities from investment contracts	516,273	574,745
Other policyholders' funds and liabilities	24,402	28,732
Deferred income	46,433	51,383
Deferred income taxes	106,649	63,800
Related party liabilities	70,000	53,848
Total liabilities	$2,570,794	$2,871,759
Commitments and contingent liabilities (Notes 5 and 9)
Stockholders' equity:
Serial preferred stock, with or without par value:
Series A preferred stock, with no par value	$-	$-
Series B preferred stock, with no par value	-	-
Serial common stock, with or without par value:
Series A common stock of $0.25 par value	929	1,416
Common stock of $0.25 par value	9,568	9,081
Additional paid in-capital	350,344	349,732
Accumulated other comprehensive loss	(24,354)	(21,446)
Retained earnings	704,482	595,181
Cost of common shares in treasury, net	(418,092)	(418,092)
Unearned employee stockownership plan shares	(10,886)	(12,026)
Total stockholders' equity	611,991	503,846
Total liabilities and stockholders' equity	$3,182,785	$3,375,605

The accompanying notes are an integral part of these condensed consolidating financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Quarter Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
	(Unaudited)
	(In thousands except share and per share amounts)
Revenues:
Rental revenue	$365,131	$386,456	$1,262,335	$1,304,470
Net sales	42,620	47,212	161,683	182,048
Premiums	34,634	56,088	115,516	188,024
Net investment and interest income	18,142	12,827	50,252	35,614
Total revenues	460,527	502,583	1,589,786	1,710,156

Costs and expenses:
Operating expenses	287,962	307,378	848,621	907,695
Restructuring expenses	-	7,613	-	12,027
Commission expenses	39,243	31,136	138,064	116,132
Cost of sales	21,361	23,908	77,617	87,023
Benefits and losses	38,603	50,956	104,194	169,801
Amortization of deferred policy acquisition costs	6,279	11,027	24,015	28,886
Lease expense	38,506	33,202	115,389	101,716
Depreciation, net	28,282	38,393	86,214	113,356
Total costs and expenses	460,236	503,613	1,394,114	1,536,636

Earnings from operations	291	(1,030)	195,672	173,520
Interest expense	16,931	31,168	53,995	92,839
Litigation settlement received	51,341	-	51,341	-
Pretax earnings	34,701	(32,198)	193,018	80,681
Income tax benefit (expense)	(13,155)	10,531	(73,994)	(30,587)
Net earnings (loss)	21,546	(21,667)	119,024	50,094
Less: Preferred stock dividends	(3,241)	(3,241)	(9,723)	(9,723)
Earnings (loss) available to common shareholders	$18,305	$(24,908)	$109,301	$40,371

Basic and diluted earnings (loss) per common share	$0.88	$(1.20)	$5.25	$1.95
Weighted average common shares outstanding	20,813,805	20,757,297	20,801,112	20,744,692

The accompanying notes are an integral part of these condensed consolidating financial statements.

See Footnote 11 for a complete discussion of “Related Party Transactions”.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Quarter Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)
Comprehensive income:
Net earnings (loss)	$21,546	$(21,667)	$119,024	$50,094
Changes in other comprehensive income, net of taxes:
Foreign currency translation	2,275	9,700	2,058	11,074
Unrealized gain/(loss) on investments	5,755	(3,373)	(4,098)	22,488
Fair market value of interest rate hedge	800	-	(868)	-

Total comprehensive income (loss)	$30,376	$(15,340)	$116,116	$83,656

The accompanying notes are an integral part of these condensed consolidating financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2004	2003
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Earnings available to common shareholders	$109,301	$40,371
Depreciation	85,030	107,485
Amortization of deferred policy acquisition costs	25,962	28,328
Provision for losses on accounts receivable	(149)	686
Net loss on sale of real and personal property	1,184	5,871
(Gain) on sale of investments	(3,896)	(3,403)
Reductions in policy liabilities and accruals	(2,282)	(35,583)
Capitalizations of deferred policy acquisition costs	(8,881)	(16,040)
Net reduction in other operating assets and liabilities	17,479	21,419
Net cash provided by operating activities	223,748	149,134
Cash flows from investing activities:
Purchases of investments:
Property, plant and equipment	(172,491)	(147,344)
Fixed maturities	(84,272)	(50,662)
Other asset investment	-	(78,142)
Common Stock	(6,765)	-
Mortgage loans	(750)	-
Proceeds from sale(purchase) of investments:
Property, plant and equipment	227,811	32,537
Fixed maturities	113,844	171,405
Preferred stock	3,811	-
Real estate	5,269	-
Mortgage loans	2,819	203
Changes in other investments	33,759	28,534
Net cash provided by (used in) investing activities	123,035	(43,469)
Cash flows from financing activities:
Net change in short-term borrowings	-	5,649
Borrowings from Credit Facilities	36,859	50,000
Leveraged Employee Stock Ownership Plan:
Purchase of shares	-	-
Repayments from loan	1,752	455
Principal Repayments on Credit Facilities	(202,264)	(55,716)
Pay off of capital leases	(99,609)	-
Dividends paid	(25,297)	-
Investment contract deposits	19,587	43,020
Investment contract withdrawals	(79,142)	(79,041)
Net cash used in financing activities	(348,114)	(35,633)
Increase (decrease) in cash equivalents	(1,331)	70,032
Cash and cash equivalents at the beginning of period	81,557	66,834
Cash and cash equivalents at the end of period	$80,226	$136,866

The accompanying notes are an integral part of these condensed consolidating financial statements.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 (Unaudited), March 31, 2004, and December 31, 2003 (Unaudited)

1.  Basis of Presentation

The third fiscal quarter for AMERCO ends the 31st of December for each year that is referenced. Our insurance company subsidiaries have a third quarter that ends on the 30th of September for each year that is referenced. They have been consolidated on that basis. Consequently, all references to our insurance subsidiaries’ years 2004 and 2003 correspond to the Company’s fiscal years 2005 and 2004.

Accounts denominated in non-U.S. currencies have been re-measured using the U.S. dollar as the functional currency. Certain amounts reported in previous years have been reclassified to conform to the current presentation.

2.  Principals of Consolidation and Organization

Principles of Consolidation

The consolidated financial statements for the third quarter and the first nine months of fiscal year 2005 and the balance sheet as of March 31, 2004 include the accounts of AMERCO, its wholly owned subsidiaries and SAC Holding II Corporation and its subsidiaries. The balance sheet and the statements of operations, comprehensive income, and cash flows for the third quarter and the first nine months of fiscal year 2004 include all of the abovementioned entities plus SAC Holding Corporation and its subsidiaries.

SAC Holding Corporation and SAC Holding II Corporation and their subsidiaries (the “SAC entities”) were considered special purpose entities. During the first three quarters of fiscal year 2004, the SAC entities were consolidated based on the provisions of Emerging Issues Task Force (EITF) Issue No. 90-15. During the fourth quarter of fiscal year 2004, the Company applied FASB Interpretation No. 46(R) to its interest in the SAC entities and determined that SAC Holding Corporation should no longer be consolidated with the Company’s financial statements. Accordingly, during the fourth quarter of fiscal year 2004 the Company deconsolidated those entities. The deconsolidation was accounted for as a distribution of the Company’s interests to the SAC entities. Because of the Company’s continuing involvement with SAC Holding Corporation and its subsidiaries, the distributions do not qualify as discontinued operations as defined by SFAS No. 144.

The condensed consolidated balance sheet as of December 31, 2004 and the related condensed consolidated statements of operations, comprehensive income, and cash flow for the quarter and the first nine months ended December 31, 2004 are unaudited. In our opinion, all adjustments necessary for the fair presentation of such condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. Inter-company accounts and transactions have been eliminated. Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

Description of Legal Entities

AMERCO, a Nevada corporation (“AMERCO”), is the holding company for:

    U-Haul International, Inc. (“U-Haul”)

    Amerco Real Estate Company (“Real Estate”)

    Republic Western Insurance Company (“RepWest”)

        North American Fire & Casualty Insurance Company (“NAFCIC”)

    Oxford Life Insurance Company (“Oxford”)

        North American Insurance Company (“NAI”) and

        Christian Fidelity Life Insurance Company (“CFLIC”)

Unless the context otherwise requires, the term “Company” refers to AMERCO and its legal subsidiaries.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Description of Operating Segments

AMERCO has three reportable segments and five identifiable segments. The three reportable segments are Moving and Self-Storage, Property and Casualty Insurance and Life Insurance. The five identifiable segments are AMERCO, U-Haul International, Amerco Real Estate, Republic Western Insurance, and Oxford Life Insurance. U-Haul moving and storage, Real Estate, and SAC moving and storage, are listed under Moving and Self-Storage, since they meet the aggregation criteria of FASB 131.

U-Haul moving and self-storage operations consist of the rental of trucks, trailers and self-storage spaces and sales of moving supplies, trailer hitches and propane to the “do-it-yourself” mover. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Available-for-Sale. Investments that are considered available-for-sale are reported at fair value, with unrealized gains or losses, net of tax, recorded in stockholders’ equity. Fair value for these investments is based on quoted market prices, dealer quotes or discounted cash flows. The cost of investments sold is based on the specific identification method. Realized gains or losses on the sale or exchange of investments and declines in value judged to be other than temporary are recorded as revenues. Investments are judged to be impaired if the fair value is less than cost continuously for nine months, absent compelling evidence to the contrary.

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

The Company used derivative financial instruments to reduce its exposure to interest rate volatility. During May 2004, the Company entered into two (2) separate interest rate cap agreements on its $350 million amortizing term loan with notional value of $200 million for a two-year term and $50 million for a three-year term. These agreements cap the LIBOR component on the $250 million notional value at 3.0% throughout the life of the cap. At December 31, 2004, the Company had $347.4 million of variable rate debt.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Inventories, net

Inventories consist primarily of truck and trailer parts and accessories used to repair rental equipment and products purchased directly for resale. Inventories are valued at the lower of cost or market. Inventory cost is primarily determined using the last-in, first-out method. Inventories valued on the LIFO basis were approximately 90% of total inventories as of December 31, 2004 and 93% of total inventories as of March 31, 2004. Inventories would have been $3.2 million higher at both December 31, 2004 and March 31 2004, if the Company valued inventories using the first-in, first-out method. Inventories are stated net of reserves for obsolescence of $2.5 million at both December 31, 2004 and March 31, 2004.

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Interest cost incurred during the initial construction of buildings and rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes principally using the straight-line method over the following estimated useful lives: rental equipment 2-20 years, buildings and non-rental equipment 3-55 years. Major overhauls to rental equipment are capitalized and are amortized over the estimated period benefited. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation expense when realized. Depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., no gains or losses. During the first quarter of fiscal year 2005, the Company lowered its estimates for residual values on rental trucks purchased off leases from 25% of the original cost to 20%. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed. Since this change in estimated residual values will be applied prospectively we do not anticipate any significant increases in depreciation expense from this change for the current fiscal year.

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

The carrying value of surplus real estate, which is lower than market value, at the balance sheet date was $10.1 million for December 31, 2004 and $10.1 million for March 31, 2004, respectively, and is included with investments, other.

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

Advertising

Advertising costs are expensed as incurred. Advertising expense was $9.7 million in the third quarter of fiscal year 2005 and $10.0 million in the third quarter of fiscal year 2004. Advertising expense was $24.7 million for the first nine months of fiscal year 2005 and $27.4 million for the first nine months of fiscal year 2004

Deferred Policy Acquisition Costs

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:
	Quarter Ended December 31,
	2004	2003
	(Unaudited)
Basic and diluted earnings per common share	$0.88	$(1.20)
Weighted average common shares outstanding
Basic and diluted :	20,813,805	20,757,297

	Nine Months Ended December 31,
	2004	2003
	(Unaudited)
Basic and diluted earnings per common share	$5.25	$1.95
Weighted average common shares outstanding
Basic and diluted :	20,801,112	20,744,692

The weighted average common shares outstanding listed above exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released as of December 31, 2004 and December 31, 2003, respectively.

6,100,000 shares of preferred stock have been excluded from the weighted average shares outstanding calculation because they are not common stock equivalents.

5. Borrowings

Long-Term Debt

Long-term debt consisted of the following:
	December 31,	March 31,
	2004	2004
	(Unaudited)
	(In thousands)
Revolving credit facility, senior secured first lien	$27	$164,051
Senior amortizing notes, secured, first lien, due 2009	347,375	350,000
Senior notes, secured second lien, 9.0% interest rate, due 2009	200,000	200,000
Senior subordinated notes, secured, 12.0% interest rate, due 2011	148,646	148,646
Total AMERCO notes and loans payable	$696,048	$862,697

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The $350 million amortizing term loan requires monthly principal payments of $291,667 and periodic interest payments, with the balance due on maturity in 2009. The interest rate per the provisions of the term loan agreement is defined as the 3-month London Inter Bank Offer Rate (“LIBOR”), plus 4.0%, the sum of which at December 31, 2004 was 5.84%. Advances under the revolving credit facility are based on a borrowing base formula which is based on a percentage of the value of our eligible real estate. At December 31, 2004, $200.0 million was available to borrow. The interest rate per the provisions of the revolving credit facility agreements are defined as the prime rate (“Prime”) plus 1.5%, the sum of which at December 31, 2004 was 6.25% or LIBOR plus 4.0%. The Senior Secured Facility is secured by a first priority position in substantially all of the assets of AMERCO and its subsidiaries, except for our notes receivable from SAC Holdings, certain real estate held for sale, the capital stock of our insurance subsidiaries, real property previously mortgaged to Oxford and vehicles subject to certain lease financing arrangements.

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

Senior Subordinated Notes

The Company issued and has outstanding $148.6 million aggregate principal amount of 12.0% senior subordinated notes due 2011 (the “Senior Subordinated Notes”). No principal payments are due on the Senior Subordinated Notes until maturity. These senior notes, which are subordinated to all of the senior indebtedness of AMERCO (including the First Lien Senior Secured Notes and the Second Lien Senior Secured Notes, both due 2009), are secured by certain assets of AMERCO, including the capital stock of our life insurance subsidiary (Oxford Life Insurance Company), certain real estate held for sale and payments from notes receivable from SAC Holdings having an aggregate outstanding principal balance at December 31, 2004 of $203.8 million.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Restrictive Covenants

Under the abovementioned loan agreements, we are required to comply with a number of affirmative and negative covenants. These covenants apply to the obligors, and provide that, among other things:

•	On a quarterly basis, the obligors cannot allow EBITDA minus capital expenditures (as defined) to fall below specified levels.

•	The obligors are restricted in the amount of capital expenditures that can be made in any fiscal year.

•	The obligors' ability to incur additional indebtedness is restricted.
•	The obligors’ ability to create, incur, assume, or permit to exist any lien on or against any of the secured assets is restricted.

•	The obligors’ ability to convey, sell, lease, assign, transfer or otherwise dispose of any of the secured assets is restricted.

•	The obligors cannot enter into any merger, consolidation, reorganization, or recapitalization (subject to exceptions), and we cannot liquidate, wind up or dissolve any subsidiary that is a borrower under the abovementioned loan agreements, unless the assets of the dissolved entity are transferred to another subsidiary that is a borrower under the abovementioned loan agreements and certain other conditions are met.

•	The obligors’ ability to guarantee the obligations of our insurance subsidiaries or any third party is restricted.

•	The obligors’ ability to prepay, redeem, defease, purchase or otherwise acquire any of our indebtedness or any indebtedness of a subsidiary that is a borrower under the abovementioned loan agreements is restricted.

As of December 31, 2004 the Company was in compliance with the abovementioned covenants.

Annual Maturities of AMERCO Consolidated Notes and Loans Payable

The annual maturity of AMERCO Consolidated long-term debt as of December 31, 2004 for the next five years and thereafter is as follows:
	Fiscal Years Ending
	(In thousands)
	2005	2006	2007	2008	2009	Thereafter
Notes payable, secured	$3,500	3,500	3,500	3,500	533,402	148,646

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

SAC Holding II Corporation Notes and Loans Payable to Third Parties

SAC Entities notes and loans payable consisted of the following:
	December 31,	March 31,
	2004	2004
	(Unaudited)
	(In thousands)
Notes payable, secured, bearing interest rates ranging from 7.87% to 9.00%, due 2027	$77,790	$78,637

6. Interest on Borrowings

Interest expense was as follows:
	Quarter Ended December 31,
	2004	2003
	(Unaudited)
	(In thousands)
Interest expense	$14,479	$19,572
Amortization of transaction costs	863	172
Interest expense resulting from SWAP/CAP agreements	24	-
Total AMERCO interest expense	15,366	19,744

SAC Holdings' interest expense	3,710	20,052
Less: Intercompany transactions	2,145	8,628
Total SAC Holdings' interest expense	1,565	11,424
Consolidated interest expense	$16,931	$31,168

	Nine Months Ended December 31,
	2004	2003
	(Unaudited)
	(In thousands)
Interest expense	$45,821	$59,099
Amortization of transaction costs	2,458	547
Interest expense resulting from SWAP/CAP agreements	1,017	-
Default interest	-	715
Total AMERCO interest expense	49,296	60,361

SAC Holdings' interest expense	10,941	61,273
Less: Intercompany transactions	6,242	28,795
Total SAC Holdings' interest expense	4,699	32,478
Consolidated interest expense	$53,995	$92,839

Interest paid in cash by AMERCO amounted to $14.1 million and $3.7 million for the third quarters of fiscal year 2005 and fiscal year 2004, respectively.

Interest paid in cash by AMERCO amounted to $42.9 million and $25.0 million for the nine months ended December 31, 2004 and 2003, respectively.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Interest rates and company borrowings were as follows:
	Revolving Credit Activity
	December 31,	March 31,
AMERCO	2004	2004
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the first nine months/year	5.69%	6.75%
Interest rate at the end of the third fiscal quarter/year	6.25%	5.50%
Maximum amount outstanding during the quarter/year	$19,977	$205,000

Average amount outstanding during the quarter/year	$6,708	$174,267
Facility fees	$-	$1,333

7. Comprehensive Income

The components of accumulated other comprehensive income/(loss), net of tax, were as follows:
	December 31,	March 31,
	2004	2004
	(Unaudited)
	(In thousands)
Accumulated foreign currency translation	$(32,856)	$(34,914)
Accumulated unrealized gain or (loss) on investments	9,370	13,468
Accumulated FV of Interest Rate Hedge	(868)	-
	$(24,354)	$(21,446)

A summary of accumulated comprehensive income/ (loss) components in thousands, net of tax, were as follows:
	Foreign Currency Translation	Unrealized Gain/(Loss) on Investments	Fair Market Value of Interest Rate Hedge	Accumulated Other Comprehensive Income/(Loss)
Balance at March 31, 2004	$(34,914)	$13,468	$-	$(21,446)
Foreign currency translation	2,058	-	-	2,058

Unrealized gain/(loss) on investments	-	(4,098)	-	(4,098)
Fair market value of interest rate hedge	-	-	(868)	(868)

Balance at December 31, 2004	$(32,856)	$9,370	$(868)	$(24,354)

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

	Direct	Ceded to	Assumed	Net	Percentage of
	Amount	Other	from Other	Amount	Amount
	(a)	Companies	Companies	(a)	Assumed to Net
	(Unaudited)
September 30, 2004	(In thousands)
Life insurance in force	$1,312,260	397,497	1,859,445	2,774,208	67%

Premiums earned:
Life	$8,543	5,193	8,764	12,114	72%
Accident and health	74,094	5,283	11,784	80,595	15%
Annuity	1,782	-	2,044	3,826	53%
Property and casualty	24,761	8,952	5,006	20,815	24%
Total	$109,180	19,428	27,598	117,350	24%

	Direct	Ceded to	Assumed	Net	Percentage of
	Amount	Other	from Other	Amount	Amount
	(a)	Companies	Companies	(a)	Assumed to Net
	(Unaudited)
September 30, 2003	(In thousands)
Life insurance in force	$1,427,015	485,592	2,092,977	3,034,400	69%

Premiums earned:
Life	$15,462	7,916	11,560	19,106	61%
Accident and health	81,701	8,681	15,623	88,643	18%
Annuity	1,278	-	1,812	3,090	59%
Property and casualty	90,191	28,942	15,936	77,185	21%
Total	$188,632	45,539	44,931	188,024	24%

(a) Balances are reported net of inter-segment transactions.
Premiums eliminated in consolidation were as follows:

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

	RepWest	Oxford
	(Unaudited)
	(In thousands)
Nine months ended September 30, 2004	$-	$1,105
Nine months ended September 30, 2003	$1,062	$2,013

9. Contingent Liabilities and Commitments

The Company leases a portion of its rental equipment and certain of its facilities under operating leases with terms that expire at various dates substantially through 2034. At December 31, 2004, AMERCO has guaranteed $154.0 million of residual values for these assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, the Company has the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. AMERCO has been leasing equipment since 1987 and has experienced no material losses relating to these types of residual value guarantees.

Lease commitments for leases having terms of more than one year as of December 31, 2004, were as follows:
	Property Plant and Equipment	Rental Fleet	Total
	(In thousands)
Year-ending:
2005	$11,718	113,181	124,899
2006	11,135	102,068	113,203
2007	10,979	64,167	75,146
2008	10,788	32,142	42,930
2009	10,382	17,751	28,133
Thereafter	46,057	7,972	54,029
Total	$101,059	337,281	438,340

W. P. Carey Transaction

In 1999, AMERCO, U-Haul and Real Estate entered into financing agreements for the purchase and construction of self-storage facilities with the Bank of Montreal and Citibank (the "synthetic leases"). Title to the real property subject to these leases was held by non-affiliated entities. As of March 31, 2003, we had obligations outstanding of $254 million under these synthetic leases, of which $117 million represented properties qualifying as operating leases and $137 million represented properties qualifying as capital leases.

These leases were amended and restated on March 15, 2004. As a result, we paid down approximately $31 million of lease obligations and entered into leases with a three year term, with four one year renewal options. After such pay down, our lease obligation under the amended and restated synthetic leases was approximately $218.5 million. The amended and restated terms of the synthetic lease caused it to become a capital lease. Consequently, we capitalized these leased properties as an asset and reported the corresponding lease obligation as a liability at March 31, 2004.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

On April 30, 2004, the amended and restated leases were terminated and the properties underlying these leases were sold to W.P. Carey. U-Haul entered into a ten year operating lease with W.P. Carey (UH Storage DE) for a portion of each property (the portion of the property that relates to U-Haul’s truck and trailer rental and moving supply sales businesses). The remainder of each property (the portion of the property that relates to self-storage) was leased from W.P. Carey (UH Storage DE) to Mercury Partners, LP ("Mercury") pursuant to a 20 year lease. These events are referred to as the "W.P. Carey Transaction." As a result of the W.P. Carey Transaction, we no longer have a capital lease related to these properties. The terms of the W.P. Carey Transaction provide for us to be reimbursed for capital improvements we previously made to these properties, subject to conditions, which we expect will occur over approximately the next 18 months.

As part of the W.P. Carey Transaction, U-Haul entered into agreements to manage these properties (including the properties leased by Mercury). These management agreements allow us to continue to operate the properties as part of the U-Haul moving and self-storage system.

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

The property management agreement we entered into with Mercury provides that Mercury will pay U-Haul a fee equal to 4% of the gross self-storage rental revenues generated by the properties, plus a bonus of up to 6% of gross self-storage rental revenues based on specified performance levels. During fiscal year 2005, U-Haul earned $1.0 million in management fees from Mercury.

10. Contingencies

Kocher

On July 20, 2000, Charles Kocher (Kocher) filed suit in Wetzel County, West Virginia, Civil Action No. 00-C-51-K, entitled Charles Kocher v. Oxford Life Insurance Co. (Oxford) seeking compensatory and punitive damages for breach of contract, bad faith and unfair claims settlement practices arising from an alleged failure of Oxford to properly and timely pay a claim under a disability and dismemberment policy. On March 22, 2002, the jury returned a verdict of $5 million in compensatory damages and $34 million in punitive damages. On November 5, 2002, the trial court entered an Order affirming the $39 million jury verdict and denying Oxford’s motion for New Trial Or, in The Alternative, Remittitur. Oxford appealed the case to the West Virginia Supreme Court. On June 17, 2004 the West Virginia Supreme Court reversed and vacated the punitive damages award and remanded the case for a new trial on punitive damages. On July 15, 2004 Oxford filed a petition for a re-hearing with the West Virginia Supreme Court on the matter of compensatory damages and on September 9, 2004 the West Virginia Supreme Court denied the petition. The Company has accrued for this potential loss. The new trial on punitive damages is set for April 8, 2005. The Company has notified its E & O carrier of the West Virginia Supreme Court’s ruling. The E&O carrier is disputing coverage.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Shoen

On December 24, 2002, Paul F. Shoen filed a derivative action in the Third Judicial District Court of the State of Nevada, Washoe County, captioned Paul F. Shoen vs. SAC Holding Corporation et al., CV02-05602, seeking damages and equitable relief on behalf of AMERCO from SAC Holdings and certain current and former members of the AMERCO Board of Directors, including Edward J. Shoen, Mark V. Shoen and James P. Shoen as defendants. AMERCO is named a nominal defendant for purposes of the derivative action. The complaint alleges breach of fiduciary duty, self-dealing, usurpation of corporate opportunities, wrongful interference with prospective economic advantage and unjust enrichment and seeks the unwinding of sales of self-storage properties by subsidiaries of AMERCO to SAC Holdings over the last several years. The complaint seeks a declaration that such transfers are void as well as unspecified damages. On October 28, 2002, AMERCO, the Shoen directors, the non-Shoen directors and SAC Holdings filed Motions to Dismiss the complaint. In addition, on October 28, 2002, Ron Belec filed a derivative action in the Third Judicial District Court of the State of Nevada, Washoe County, captioned Ron Belec vs. William E. Carty, et al., CV 02-06331 and on January 16, 2003, M.S. Management Company, Inc. filed a derivative action in the Third Judicial District Court of the State of Nevada, Washoe County, captioned M.S. Management Company, Inc. vs. William E. Carty, et al., CV 03-00386. Two additional derivative suits were also filed against these parties. These additional suits are substantially similar to the Paul F. Shoen derivative action. The five suits assert virtually identical claims. In fact, three of the five plaintiffs are parties who are working closely together and chose to file the same claims multiple times. The court consolidated all five complaints before dismissing them on May 28, 2003. Plaintiffs appealed and the appeal has been fully briefed before the Nevada Supreme Court. These lawsuits falsely alleged that the AMERCO Board lacked independence. In reaching its decision to dismiss these claims, the court determined that the AMERCO Board of Directors had the requisite level of independence required in order to have these claims resolved by the Board.

Securities Litigation

AMERCO is a defendant in a consolidated putative class action lawsuit entitled “In Re AMERCO Securities Litigation”, United States District Court, Case No. CV-N-03-0050-ECR (RAM). The action alleges claims for violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 there under, section 20(a) of the Securities Exchange Act of 1934 and sections 11, 12, and 15 of the Securities Act of 1933. The action alleges that AMERCO engaged in transactions with SAC entities that falsely improved AMERCO’s financial statements and that AMERCO failed to disclose the transactions properly. The action has been transferred to the United Sates District Court, District of Arizona. The action is in a very early stage. Management intends to defend this case vigorously.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

During the third quarter of fiscal year 2005, a subsidiary of the Company held various unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. The Company does not have an equity ownership interest in SAC Holdings, except for minority investments made by RepWest and Oxford in a SAC Holdings-controlled limited partnership which holds Canadian self-storage properties. The Company received cash interest payments of $1.0 million and $10.2 million, from SAC Holdings during the third quarter and first nine months of fiscal year 2005, respectively. The largest aggregate amount of notes receivable outstanding during the third quarter of fiscal year 2005 and the aggregate notes receivable balance at December 31, 2004 was $203.8 million. Interest accrues on the outstanding principal balance of junior notes of SAC Holdings that the Company holds at a stated rate of basic interest. A fixed portion of that basic interest is paid on a monthly basis. Additional interest is paid on the same payment date based on the amount of remaining basic interest and of the cash flow generated by the underlying property. This amount is referred to as the “cash flow-based calculation.” To the extent that this cash flow-based calculation exceeds the amount of remaining basic interest, contingent interest is paid on the same monthly date as the fixed portion of basic interest. To the extent that the cash flow-based calculation is less than the amount of remaining basic interest, the additional interest payable on the applicable monthly date is limited to the amount of that cash flow-based calculation. In such a case, the excess of the remaining basic interest over the cash flow-based calculation is deferred. In addition, subject to certain contingencies, the junior notes provide that the holder of the note is entitled to receive 90% of the appreciation realized upon, among other things, the sale of such property by SAC Holdings.

The Company currently manages the self-storage properties owned by SAC Holdings, Mercury, 4 SAC, 5 SAC and 19 SAC pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts. The Company received management fees of $10.9 million for the nine months ended December 31, 2004. This management fee is consistent with the fees received for other properties the Company manages for third parties.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

For the nine months ended December 31, 2004, the Company leased space for marketing company offices, vehicle repair shops and hitch installation centers owned by subsidiaries of SAC Holdings. Total lease payments pursuant to such leases were $1.9 million. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At December 31, 2004, subsidiaries of SAC Holdings, 4 SAC, 5 SAC and 19 SAC acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with subsidiaries of SAC Holdings are substantially identical to the terms of those with the Company’s other independent dealers. For the nine months ended December 31, 2004, the Company paid the above mentioned entities $26.3 million in commissions pursuant to such dealership contracts.

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

Independent fleet owners own approximately 4% of all U-Haul rental trailers and 0.01% of certain other rental equipment. There are approximately 1,290 independent fleet owners, including certain officers, directors, employees and stockholders of AMERCO. Such AMERCO officers, directors, employees and stockholders owned less than 1% of all U-Haul rental trailers during the third quarter of fiscal years 2005 and 2004, respectively. All rental equipment is operated under contract with U-Haul whereby U-Haul administers the operations and marketing of such equipment and in return receives a percentage of rental fees paid by customers. Based on the terms of various contracts, rental fees are distributed to U-Haul (for services as operators), to the fleet owners (including certain subsidiaries and related parties of U-Haul) and to rental dealers (including Company-operated U-Haul Centers).

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The notes of the Company are fully and unconditionally guaranteed, jointly and severally, by all of AMERCO’s legal subsidiaries, except for our insurance company subsidiaries and except for SAC Holdings. Footnote 12 includes condensed consolidating financial information which presents the Condensed Consolidating Balance Sheets as of December 31, 2004 and March 31, 2004 and the related Condensed Consolidating Statements of Earnings and Condensed Consolidating Cash Flow Statements for the first nine months ended December 31, 2004 and 2003 for:

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

AMERCO and consolidated entities

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Consolidating balance sheets by industry segment as of December 31, 2004 are as follows:
	Obligated Group						AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations		Obligated Group Consolidated	Property and Casualty Insurance(a)	Life Insurance(a)	Eliminations		AMERCO Consolidated	SAC Moving and Storage Operations	Eliminations			Total Consolidated
	(Unaudited)
Assets:	(In thousands)
Cash and cash equivalents	$9,423	$53,625	$4,331	$-		$67,379	$7,968	$4,562	$-		$79,909	$317	$-			$80,226
Trade receivables, net	-	17,490	27	-		17,517	210,062	16,127	-		243,706	-	-			243,706
Notes and mortgage receivables, net	-	4,289	1,358	-		5,647	-	-	-		5,647	-	-			5,647
Inventories, net	-	52,698	-	-		52,698	-	-	-		52,698	1,133	-			53,831
Prepaid expenses	3,394	19,742	-	-		23,136	-	-	-		23,136	214	-			23,350
Investments, fixed maturities	-	-	-	-		-	116,775	555,232	-		672,007	-	-			672,007
Investments, other	-	936	9,218	-		10,154	146,265	177,549	-		333,968	-	-			333,968
Deferred policy acquisition costs, net	-	-	-	-		-	2,282	62,590	-		64,872	-	-			64,872
Other assets	21,721	55,122	1,900	-		78,743	2,073	846	-		81,662	5,978	-			87,640
Related party assets	544,718	601,859	11,880	(747,847)	(d)	410,610	106,521	32,435	(142,435)	(d)	407,131	-	(88,758)	(d	)	318,373
	579,256	805,761	28,714	(747,847)		665,884	591,946	849,341	(142,435)		1,964,736	7,642	(88,758)			1,883,620
Investment in Subsidiaries	1,260,863	-	-	(979,824)	(c)	281,039	-	-	(281,039)	(c)	-	-	-			-
Investment in SAC	(13,255)	-	-	-		(13,255)	-	-	-		(13,255)	-	13,255	(c	)	-
Total investment in subsidiaries	1,247,608	-	-	(979,824)		267,784	-	-	(281,039)		(13,255)	-	13,255			-
Property, plant and equipment, at cost:
Land	-	21,316	130,171	-		151,487	-	-	-		151,487	-	-			151,487
Buildings and improvements	-	85,537	599,903	-		685,440	-	-	-		685,440	-	-			685,440
Furniture and equipment	413	267,485	17,878	-		285,776	-	-	-		285,776	-	-			285,776
Rental trailers and other rental equipment	-	175,116	-	-		175,116	-	-	-		175,116	-	-			175,116
Rental trucks	-	1,278,072	-	-		1,278,072	-	-	-		1,278,072	-	-			1,278,072
SAC Holdings II - property, plant and equipment (b)	-	-	-	-		-	-	-	-		-	152,891	(74,212)	(e	)	78,679
	413	1,827,526	747,952	-		2,575,891	-	-	-		2,575,891	152,891	(74,212)			2,654,570
Less: Accumulated depreciation	(372)	(1,088,697)	(268,370)	-		(1,357,439)	-	-	-		(1,357,439)	(6,930)	8,964	(e	)	(1,355,405)
Total property, plant and equipment	41	738,829	479,582	-		1,218,452	-	-	-		1,218,452	145,961	(65,248)			1,299,165
Total assets	$1,826,905	$1,544,590	$508,296	$(1,727,671)		$2,152,120	$591,946	$849,341	$(423,474)		$3,169,933	$153,603	$(140,751)			$3,182,785

(a) Balances as of September 30, 2004
(b) Included in this caption is land of $56,959, buildings and improvements of $95,737, and furniture and equipment of $195
(c) Eliminate investment in subsidiaries
(d) Eliminate intercompany receivables and payables
(e) Eliminate gain on sale of property from U-Haul to SAC

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Consolidating balance sheets by industry segment as of December 31, 2004 are as follows (continued):
	Obligated Group						AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations		Obligated Group Consolidated	Property and Casualty Insurance(a)	Life Insurance(a)	Eliminations		AMERCO Consolidated	SAC Moving and Storage Operations	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$33,130	$168,957	$8,526	$-		$210,613	$-	$1,694	$-		$212,307	$3,734	$-			$216,041
AMERCO's notes and loans payable	696,048	-	-	-		696,048	-	-	-		696,048	-	-			696,048
SAC Holdings' notes and loans payable	-	-	-	-		-	-	-	-		-	77,790	-			77,790
Policy benefits and losses, claims and loss expenses payable	-	240,293	-	-		240,293	409,030	167,835	-		817,158	-	-			817,158
Liabilities from investment contracts	-	-	-	-		-	-	516,273	-		516,273	-	-			516,273
Other policyholders' funds and liabilities	-	-	-	-		-	8,574	15,828	-		24,402	-	-			24,402
Deferred income	-	19,439	2	-		19,441	12,143	14,279	-		45,863	570	-			46,433
Deferred income taxes	183,090	254,245	94,914	(349,159)	(d)	183,090	(9,207)	2,423	(38,414)	(d)	137,892	(3,994)	(27,249)	(e	)	106,649
Other liabilities	-	-	-	-		-	-	-	-		-	-	-			-
Related party liabilities	253,761	141,501	156,071	(398,688)	(d)	152,645	9,477	11,899	(104,021)	(d)	70,000	88,758	(88,758)	(d	)	70,000
Total liabilities	1,166,029	824,435	259,513	(747,847)		1,502,130	430,017	730,231	(142,435)		2,519,943	166,858	(116,007)			2,570,794
Stockholders' equity:
Serial preferred stock:
Series A preferred stock	-	-	-	-		-	-	-	-		-	-	-			-
Series B preferred stock	-	-	-	-		-	-	-	-		-	-	-			-
Serial A common stock	929	-	-	-		929	-	-	-		929	-	-			929
Common Stock	9,568	540	1	(541)	(c)	9,568	3,300	2,500	(5,800)	(c)	9,568	-	-			9,568
Additional paid in-capital	396,415	121,230	147,481	(268,711)	(c)	396,415	69,922	16,435	(86,357)	(c)	396,415	-	(46,071)	(e	)	350,344
Accumulated other comprehensive income/(loss)	(24,354)	(32,856)	-	32,856	(c)	(24,354)	5,652	3,718	(9,370)	(c)	(24,354)	-	-			(24,354)

Retained earnings	696,410	642,127	101,301	(743,428)	(c)	696,410	83,055	96,457	(179,512)	(c)	696,410	(13,255)	21,327	(c	)	704,482
Cost of common shares in treasury, net	(418,092)	-	-	-		(418,092)	-	-	-		(418,092)	-	-			(418,092)
Unearned employee stock ownership plan shares	-	(10,886)	-	-		(10,886)	-	-	-		(10,886)	-	-			(10,886)
Total stockholders' equity	660,876	720,155	248,783	(979,824)		649,990	161,929	119,110	(281,039)		649,990	(13,255)	(24,744)			611,991
Total liabilities and stockholders' equity	$1,826,905	$1,544,590	$508,296	$(1,727,671)		$2,152,120	$591,946	$849,341	$(423,474)		$3,169,933	$153,603	$(140,751)			$3,182,785

(a) Balances as of September 30, 2004
(b) Not used
(c) Eliminate investment in subsidiaries
(d) Eliminate intercompany receivables and payables
(e) Eliminate gain on sale of property from U-Haul to SAC

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Consolidating balance sheets by industry segment as of March 31, 2004 are as follows:
	Obligated Group						AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations		Obligated Group Consolidated	Property and Casualty Insurance(a)	Life Insurance(a)	Eliminations		AMERCO Consolidated	SAC Moving and Storage Operations	Eliminations			Total Consolidated
Assets:	(In thousands)
Cash and cash equivalents	$-	$64,717	$661	$-		$65,378	$-	$15,168	$-		$80,546	$1,011	$-			$81,557
Trade receivables, net	-	13,404	14,856	-		28,260	223,747	16,379	-		268,386	-	-			268,386
Notes and mortgage receivables, net	-	2,973	1,564	-		4,537	-	-	-		4,537	-	-			4,537
Inventories, net	-	51,922	-	-		51,922	-	-	-		51,922	880	-			52,802
Prepaid expenses	81	12,947	2	-		13,030	-	-	-		13,030	142	-			13,172
Investments, fixed maturities	-	-	-	-		-	148,903	560,450	-		709,353	-	-			709,353
Investments, other	-	-	-	-		-	143,163	204,374	-		347,537	-	-			347,537
Deferred policy acquisition costs, net	-	-	-	-		-	3,843	73,096	-		76,939	-	-			76,939
Other assets	26,001	26,762	2,989	-		55,752	3,686	1,000	-		60,438	4,633	-			65,071
Related party assets	531,458	397,406	13,300	(551,450)	(d)	390,714	104,543	50,187	(155,341)	(d)	390,103	-	(85,657)	(d	)	304,446
	557,540	570,131	33,372	(551,450)		609,593	627,885	920,654	(155,341)		2,002,791	6,666	(85,657)			1,923,800

Investment in subsidiaries	1,137,579	-	-	(847,545)	(c)	290,034	-	-	(290,034)	(c)	-	-	-			-
Investment in SAC	(12,427)	-	-	-		(12,427)	-	-	-		(12,427)	-	12,427	(c	)	-
Total investment in subsidiaries	1,125,152	-	-	(847,545)		277,607	-	-	(290,034)		(12,427)	-	12,427			-

Property, plant and equipment, at cost:
Land	-	20,923	137,671	-		158,594	-	-	-		158,594	-	-			158,594
Buildings and improvements	-	271,223	603,762	-		874,985	-	-	-		874,985	-	-			874,985
Furniture and equipment	413	274,600	18,102	-		293,115	-	-	-		293,115	-	-			293,115
Rental trailers and other rental equipment	-	159,586	-	-		159,586	-	-	-		159,586	-	-			159,586
Rental trucks	-	1,219,002	-	-		1,219,002	-	-	-		1,219,002	-	-			1,219,002
SAC Holdings II - property, plant and equipment (b)	-	-	-	-		-	-	-	-		-	152,575	(74,212)	(e	)	78,363
	413	1,945,334	759,535	-		2,705,282	-	-	-		2,705,282	152,575	(74,212)			2,783,645
Less: Accumulated depreciation	(353)	(1,069,605)	(265,279)	-		(1,335,237)	-	-	-		(1,335,237)	(5,147)	8,544	(e	)	(1,331,840)
Total property, plant and equipment	60	875,729	494,256	-		1,370,045	-	-	-		1,370,045	147,428	(65,668)			1,451,805

Total assets	$1,682,752	$1,445,860	$527,628	$(1,398,995)		$2,257,245	$627,885	$920,654	$(445,375)		$3,360,409	$154,094	$(138,898)			$3,375,605

(a) Balances as of December 31, 2003
(b) Included in this caption is land of $57,123, buildings and improvements of $95,326, and furniture and equipment of $126
(c) Eliminate investment in subsidiaries
(d) Eliminate intercompany receivables and payables
(e) Eliminate gain on sale of property from U-Haul to SAC

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Consolidating balance sheets by industry segment as of March 31, 2004 are as follows (continued):
	Obligated Group						AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations		Obligated Group Consolidated	Property and Casualty Insurance(a)	Life Insurance(a)	Eliminations		AMERCO Consolidated	SAC Moving and Storage Operations	Eliminations			Total Consolidated
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$9,971	$220,587	$2,622	$-		$233,180	$734	$5,522	$-		$239,436	$5,134	$-			$244,570
Capital leases	-	99,609	-	-		99,609	-	-	-		99,609	-	-			99,609
AMERCO's notes and loans payable	862,697	-	-	-		862,697	-	-	-		862,697	-	-			862,697
SAC Holdings' notes and loans payable	-	-	-	-		-	-	-	-		-	78,637	-			78,637
Policy benefits and losses, claims and loss expenses payable	-	206,595	-	-		206,595	429,593	177,550	-		813,738	-	-			813,738
Liabilities from investment contracts	-	-	-	-		-	-	574,745	-		574,745	-	-			574,745
Other policyholders' funds and liabilities	-	-	-	-		-	18,369	10,363	-		28,732	-	-			28,732
Deferred income	-	21,278	36	-		21,314	15,229	14,279	-		50,822	561	-			51,383
Deferred income taxes	163,652	222,188	94,914	(355,399)	(d)	125,355	(12,080)	5,953	(24,552)	(d)	94,676	(3,468)	(27,408)	(e	)	63,800
Other liabilities	-	-	-	-		-	-	-	-		-	-	-			-
Related party liabilities	92,300	74,089	196,051	(196,051)	(d)	166,389	7,000	11,248	(130,789)	(d)	53,848	85,657	(85,657)	(d	)	53,848
Total liabilities	1,128,620	844,346	293,623	(551,450)		1,715,139	458,845	799,660	(155,341)		2,818,303	166,521	(113,065)			2,871,759
Stockholders' equity:
Serial preferred stock:
Series A preferred stock	-	-	-	-		-	-	-	-		-	-	-			-
Series B preferred stock	-	-	-	-		-	-	-	-		-	-	-			-
Serial A common stock	1,416	-	-	-		1,416	-	-	-		1,416	-	-			1,416
Common Stock	9,081	540	1	(541)	(c)	9,081	3,300	2,500	(5,800)	(c)	9,081	-	-			9,081
Additional paid in-capital	395,803	121,230	147,481	(268,711)	(c)	395,803	70,023	16,435	(86,458)	(c)	395,803	-	(46,071)	(e	)	349,732
Accumulated other comprehensive income/(loss)	(21,446)	(34,913)	-	34,913	(c)	(21,446)	6,975	7,299	(14,274)	(c)	(21,446)	-	-			(21,446)
Retained earnings	587,370	526,683	86,523	(613,206)	(c)	587,370	88,742	94,760	(183,502)	(c)	587,370	(12,427)	20,238	(c	)	595,181
Cost of common shares in treasury, net	(418,092)	-	-	-		(418,092)	-	-	-		(418,092)	-	-			(418,092)
Unearned employee stock ownership plan shares	-	(12,026)	-	-		(12,026)	-	-	-		(12,026)	-	-			(12,026)
Total stockholders' equity	554,132	601,514	234,005	(847,545)		542,106	169,040	120,994	(290,034)		542,106	(12,427)	(25,833)			503,846
Total liabilities and stockholders' equity	$1,682,752	$1,445,860	$527,628	$(1,398,995)		$2,257,245	$627,885	$920,654	$(445,375)		$3,360,409	$154,094	$(138,898)			$3,375,605

(a) Balances as of December 31, 2003
(b) Not used
(c) Eliminate investment in subsidiaries
(d) Eliminated intercompany receivables and payables
(e) Eliminate gain on sale of property from U-Haul to SAC

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Consolidating statement of operations by industry segment for the quarter ended December 31, 2004 are as follows:
	Obligated Group						AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations		Obligated Group Consolidated	Property and Casualty Insurance(a)	Life Insurance(a)	Eliminations		AMERCO Consolidated	SAC Moving and Storage Operations	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Rental revenue	$-	$362,427	$14,136	$(15,481)	(b)	$361,082	$-	$-	$-		$361,082	$6,875	$(2,826)	(b	)	$365,131
Net sales	-	39,404	(15)	-		39,389	-	-	-		39,389	3,231	-			42,620
Premiums	-	-	-	-		-	3,975	31,603	(944)	(c)	34,634	-	-			34,634
Net investment and interest income	1,869	5,270	22	-		7,161	6,827	6,299	-		20,287	-	(2,145)	(d	)	18,142
Total revenues	1,869	407,101	14,143	(15,481)		407,632	10,802	37,902	(944)		455,392	10,106	(4,971)			460,527
Costs and expenses:
Operating expenses	5,126	276,504	1,657	(15,481)	(b)	267,806	3,824	12,656	(944)	(b,c)	283,342	5,226	(606)	(b,c	)	287,962
Commission expenses	-	41,286	-	-		41,286	-	-	-		41,286	-	(2,043)			39,243
Cost of sales	-	19,254	(8)	-		19,246	-	-	-		19,246	2,115	-			21,361
Benefits and losses	-	-	-	-		-	15,920	22,683	-		38,603	-	-			38,603
Amortization of deferred policy acquisition costs	-	-	-	-		-	276	6,003	-		6,279	-	-			6,279
Lease expense	23	38,656	4	-		38,683	-	-	-		38,683	-	(177)	(b	)	38,506
Depreciation, net	7	27,725	63	-		27,795	-	-	-		27,795	627	(140)	(e	)	28,282
Total costs and expenses	5,156	403,425	1,716	(15,481)		394,816	20,020	41,342	(944)		455,234	7,968	(2,966)			460,236
Equity in earnings of AREC, UHI, RWIC & OLIC	3,161	-	-	(11,481)	(f)	(8,320)	-	-	8,320	(f)	-	-	-			-
Equity in earnings of SAC II	(905)	-	-	-		(905)	-	-	-		(905)	-	905	(f	)	-
Total - equity earnings in subsidiaries	2,256	-	-	(11,481)		(9,225)	-	-	8,320		(905)	-	905			-
Earnings (loss) from operations	(1,031)	3,676	12,427	(11,481)		3,591	(9,218)	(3,440)	8,320		(747)	2,138	(1,100)			291
Interest expense(benefit)	17,707	(6,354)	4,013	-		15,366	-	-	-		15,366	3,710	(2,145)	(d	)	16,931
Litigation settlement	51,341	-	-	-		51,341	-	-	-		51,341	-	-			51,341
Pretax earnings (loss)	32,603	10,030	8,414	(11,481)		39,566	(9,218)	(3,440)	8,320		35,228	(1,572)	1,045			34,701
Income tax benefit (expense)	(11,144)	(3,665)	(3,298)	-		(18,107)	3,219	1,119	-		(13,769)	667	(53)			(13,155)
Net earnings (loss)	21,459	6,365	5,116	(11,481)		21,459	(5,999)	(2,321)	8,320		21,459	(905)	992			21,546
Less: Preferred stock dividends	(3,241)	-	-	-		(3,241)	-	-	-		(3,241)	-	-			(3,241)
Earnings (loss) available to common shareholders	$18,218	$6,365	$5,116	$(11,481)		$18,218	$(5,999)	$(2,321)	$8,320		$18,218	$(905)	$992			$18,305

(a) Balances for the quarter ended September 30, 2004
(b) Eliminate intercompany lease income
(c) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate gain on sale of surplus property from U-Haul to SAC
(f) Eliminate equity earnings of subsidiaries

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Consolidating statements of operations by industry for the quarter ended December 31, 2003 are as follows:
	Obligated Group						AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations		Obligated Group Consolidated	Property and Casualty Insurance(a)	Life Insurance(a)	Eliminations		AMERCO Consolidated	SAC Moving and Storage Operations	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Rental revenue	$-	$356,803	$15,404	$(15,488)	(b)	$356,719	$-	$-	$-		$356,719	$43,257	$(13,520)	(b	)	$386,456
Net sales	-	36,655	15	-		36,670	-	-	-		36,670	10,542	-			47,212
Premiums	-	-	-	-		-	20,106	36,427	(445)	(c)	56,088	-	-			56,088
Net investment and interest income	529	6,908	2,017	-		9,454	7,258	4,743	-		21,455	-	(8,628)	(d	)	12,827
Total revenues	529	400,366	17,436	(15,488)		402,843	27,364	41,170	(445)		470,932	53,799	(22,148)			502,583
Costs and expenses:
Operating expenses	6,153	283,936	1,972	(15,488)	(b)	276,573	3,460	6,020	(445)	(b,c)	285,608	24,926	(3,156)	(b,c	)	307,378
Restructuring expenses	7,613	-	-	-		7,613	-	-	-		7,613	-	-			7,613
Commission expenses	-	38,123	-	-		38,123	-	-	-		38,123	-	(6,987)			31,136
Cost of sales	-	19,684	5	-		19,689	-	-	-		19,689	4,219	-			23,908
Benefits and losses	-	-	-	-		-	26,597	24,359	-		50,956	-	-			50,956
Amortization of deferred policy acquisition costs	-	-	-	-		-	4,676	6,351	-		11,027	-	-			11,027
Lease expense	231	36,224	124	-		36,579	-	-	-		36,579	-	(3,377)	(b	)	33,202
Depreciation, net	3	32,799	926	-		33,728	-	-	-		33,728	5,147	(482)	(e	)	38,393
Total costs and expenses	14,000	410,766	3,027	(15,488)		412,305	34,733	36,730	(445)		483,323	34,292	(14,002)			503,613
Equity in earnings of AREC, UHI, RWIC & OLIC	(2,983)	-	-	569	(f)	(2,414)	-	-	2,414	(f)	-	-	-			-
Equity in earnings of SAC	216	-	-	-		216	-	-	-		216	-	(216)	(f	)	-
Total - equity earnings in subsidiaries	(2,767)	-	-	569		(2,198)	-	-	2,414		216	-	(216)			-
Earnings (loss) from operations	(16,238)	(10,400)	14,409	569		(11,660)	(7,369)	4,440	2,414		(12,175)	19,507	(8,362)			(1,030)
Interest expense(benefit)	14,485	(2,868)	8,127	-		19,744	-	-	-		19,744	20,052	(8,628)	(d	)	31,168
Pretax earnings (loss)	(30,723)	(7,532)	6,282	569		(31,404)	(7,369)	4,440	2,414		(31,919)	(545)	266			(32,198)
Income tax benefit (expense)	8,574	3,238	(2,557)	-		9,255	2,573	(2,058)	-		9,770	761	-			10,531
Net earnings (loss)	(22,149)	(4,294)	3,725	569		(22,149)	(4,796)	2,382	2,414		(22,149)	216	266			(21,667)
Less: Preferred stock dividends	(3,241)	-	-	-		(3,241)	-	-	-		(3,241)	-	-			(3,241)
Earnings (loss) available to common shareholders	$(25,390)	$(4,294)	$3,725	$569		$(25,390)	$(4,796)	$2,382	$2,414		$(25,390)	$216	$266			$(24,908)

(a) Balances for the quarter ended September 30, 2003
(b) Eliminate intercompany lease income
(c) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate gain on sale of surplus property from U-Haul to SAC
(f) Eliminate equity earnings of subsidiaries

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Consolidating statements of operations by industry for the nine months ended December 31, 2004 are as follows:
	Obligated Group						AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations		Obligated Group Consolidated	Property and Casualty Insurance(a)	Life Insurance(a)	Eliminations		AMERCO Consolidated	SAC Moving and Storage Operations	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Rental revenue	$-	$1,253,643	$43,499	$(46,492)	(b)	$1,250,650	$-	$-	$-		$1,250,650	$21,389	$(9,704)	(b	)	$1,262,335
Net sales	-	149,844	-	-		149,844	-	-	-		149,844	11,839	-			161,683
Premiums	-	-	-	-		-	20,815	97,640	(2,939)	(c)	115,516	-	-			115,516
Net investment and interest income	6,826	16,569	76	-		23,471	15,063	17,960	-		56,494	-	(6,242)	(d	)	50,252
Total revenues	6,826	1,420,056	43,575	(46,492)		1,423,965	35,878	115,600	(2,939)		1,572,504	33,228	(15,946)			1,589,786
Costs and expenses:
Operating expenses	16,653	832,195	5,304	(46,492)	(b)	807,660	5,381	23,907	(2,939)	(b,c)	834,009	16,615	(2,003)	(b,c	)	848,621
Commission expenses	-	145,233	-	-		145,233	-	-	-		145,233	-	(7,169)			138,064
Cost of sales	-	72,489	-	-		72,489	-	-	-		72,489	5,128	-			77,617
Benefits and losses	-	-	-	-		-	33,817	70,377	-		104,194	-	-			104,194
Amortization of deferred policy acquisition costs	-	-	-	-		-	5,429	18,586	-		24,015	-	-			24,015
Lease expense	67	115,823	31	-		115,921	-	-	-		115,921	-	(532)	(b	)	115,389
Depreciation, net	24	81,576	3,147	-		84,747	-	-	-		84,747	1,887	(420)	(e	)	86,214
Total costs and expenses	16,744	1,247,316	8,482	(46,492)		1,226,050	44,627	112,870	(2,939)		1,380,608	23,630	(10,124)			1,394,114
Equity in earnings of AREC, UHI, RWIC & OLIC	126,232	-	-	(130,222)	(f)	(3,990)	-	-	3,990	(f)	-	-	-			-
Equity in earnings of SAC II	(828)	-	-	-		(828)	-	-	-		(828)	-	828	(f	)	-
Total - equity earnings in subsidiaries	125,404	-	-	(130,222)		(4,818)	-	-	3,990		(828)	-	828			-
Earnings (loss) from operations	115,486	172,740	35,093	(130,222)		193,097	(8,749)	2,730	3,990		191,068	9,598	(4,994)			195,672
Interest expense(benefit)	51,917	(13,258)	10,637	-		49,296	-	-	-		49,296	10,941	(6,242)	(d	)	53,995
Litigation settlement	51,341	-	-	-		51,341	-	-	-		51,341	-	-			51,341
Pretax earnings (loss)	114,910	185,998	24,456	(130,222)		195,142	(8,749)	2,730	3,990		193,113	(1,343)	1,248			193,018
Income tax benefit (expense)	3,853	(70,554)	(9,678)	-		(76,379)	3,062	(1,033)	-		(74,350)	515	(159)			(73,994)
Net earnings (loss)	118,763	115,444	14,778	(130,222)		118,763	(5,687)	1,697	3,990		118,763	(828)	1,089			119,024
Less: Preferred stock dividends	(9,723)	-	-	-		(9,723)	-	-	-		(9,723)	-	-			(9,723)
Earnings (loss) available to common shareholders	$109,040	$115,444	$14,778	$(130,222)		$109,040	$(5,687)	$1,697	$3,990		$109,040	$(828)	$1,089			$109,301

(a) Balances for the nine months ended September 30, 2004
(b) Eliminate intercompany lease income
(c ) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate gain on sale of surplus property from U-Haul to SAC
(f) Eliminate equity earnings of subsidiaries

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Consolidating statements of operations by industry for the nine months ended December 31, 2003 are as follows:
	Obligated Group						AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations		Obligated Group Consolidated	Property and Casualty Insurance(a)	Life Insurance(a)	Eliminations		AMERCO Consolidated	SAC Moving and Storage Operations	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Rental revenue	$-	$1,220,036	$45,544	$(45,649)	(b)	$1,219,931	$-	$-	$-		$1,219,931	$127,415	$(42,876)	(b	)	$1,304,470
Net sales	-	142,375	52	-		142,427	-	-	-		142,427	39,621	-			182,048
Premiums	-	-	-	-		-	78,247	112,852	(3,075)	(c)	188,024	-	-			188,024
Net investment and interest income	1,057	22,740	6,012	-		29,809	19,180	15,420	-		64,409	-	(28,795)	(d	)	35,614
Total revenues	1,057	1,385,151	51,608	(45,649)		1,392,167	97,427	128,272	(3,075)		1,614,791	167,036	(71,671)			1,710,156
Costs and expenses:
Operating expenses	20,372	817,768	5,615	(45,649)	(b)	798,106	17,761	23,173	(3,075)	(b,c)	835,965	81,541	(9,811)	(b,c	)	907,695
Restructuring expenses	12,027	-	-	-		12,027	-	-	-		12,027	-	-			12,027
Commission expenses	-	139,065	-	-		139,065	-	-	-		139,065	-	(22,933)			116,132
Cost of sales	-	70,099	21	-		70,120	-	-	-		70,120	16,903	-			87,023
Benefits and losses	-	-	-	-		-	89,594	80,207	-		169,801	-	-			169,801
Amortization of deferred policy acquisition costs	-	-	-	-		-	11,842	17,044	-		28,886	-	-			28,886
Lease expense	691	110,758	399	-		111,848	-	-	-		111,848	-	(10,132)	(b	)	101,716
Depreciation, net	10	93,693	5,092	-		98,795	-	-	-		98,795	16,007	(1,446)	(e	)	113,356
Total costs and expenses	33,100	1,231,383	11,127	(45,649)		1,229,961	119,197	120,424	(3,075)		1,466,507	114,451	(44,322)			1,536,636
Equity in earnings of AREC, UHI, RWIC & OLIC	104,158	-	-	(113,337)	(f)	(9,179)	-	-	9,179	(f)	-	-	-			-
Equity in earnings of SAC	(5,811)	-	-	-		(5,811)	-	-	-		(5,811)	-	5,811	(f	)	-
Total - equity earnings in subsidiaries	98,347	-	-	(113,337)		(14,990)	-	-	9,179		(5,811)	-	5,811			-
Earnings (loss) from operations	66,304	153,768	40,481	(113,337)		147,216	(21,770)	7,848	9,179		142,473	52,585	(21,538)			173,520
Interest expense(benefit)	44,414	(8,018)	23,965	-		60,361	-	-	-		60,361	61,273	(28,795)	(d	)	92,839
Pretax earnings (loss)	21,890	161,786	16,516	(113,337)		86,855	(21,770)	7,848	9,179		82,112	(8,688)	7,257			80,681
Income tax benefit (expense)	26,758	(58,184)	(6,781)	-		(38,207)	7,619	(2,876)	-		(33,464)	2,877	-			(30,587)
Net earnings (loss)	48,648	103,602	9,735	(113,337)		48,648	(14,151)	4,972	9,179		48,648	(5,811)	7,257			50,094
Less: Preferred stock dividends	(9,723)	-	-	-		(9,723)	-	-	-		(9,723)	-	-			(9,723)
Earnings (loss) available to common shareholders	$38,925	$103,602	$9,735	$(113,337)		$38,925	$(14,151)	$4,972	$9,179		$38,925	$(5,811)	$7,257			$40,371

(a) Balances for the nine months ended September 30, 2003
(b) Eliminate intercompany lease income
(c) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate gain on sale of surplus property from U-Haul to SAC
(f) Eliminate equity earnings of subsidiaries

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
12. Consolidating cash flow statements by industry segment for the nine months ended December 31, 2004 are as follows:
	Obligated Group					AMERCO Legal Group			AMERCO as Consolidated
	Amerco	U-Haul	Real Estate	Eliminations	Obligated Group Consolidated	Property and Casualty Insurance (a)	Life Insurance (a)	Eliminations	Amerco Consolidated	SAC Moving and Storage Operations	Eliminations	Total Consolidated
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Earnings available to common shareholders	$109,040	$115,444	$14,778	$(130,222)	$109,040	$(5,687)	$1,696	$3,991	$109,040	$(828)	$1,089	$109,301
Depreciation	24	77,086	6,453	-	83,563	-	-	-	83,563	1,887	(420)	85,030
Amortization of deferred policy acquisition costs	-	-	-	-	-	6,016	19,946	-	25,962	-	-	25,962
Provision for losses on accounts receivable	-	(149)	-	-	(149)	-	-	-	(149)	-	-	(149)
Net (gain) loss on sale of real and personal property	-	4,490	(3,306)	-	1,184	-	-	-	1,184	-	-	1,184
(Gain) loss on sale of investments	-	-	-	-	-	(3,404)	(492)	-	(3,896)	-	-	(3,896)
Reductions in policy liabilities and accruals	-	33,698	-	-	33,698	(26,611)	(9,369)	-	(2,282)	-	-	(2,282)
Capitalizations of deferred policy acquisition costs	-	-	-	-	-	(3,868)	(5,013)	-	(8,881)	-	-	(8,881)
Net reduction in other operating assets and liabilities	89,387	(198,301)	(14,671)	130,222	6,637	14,924	1,064	(3,991)	18,634	(486)	(669)	17,479
Net cash provided by (used in) operating activities	198,451	32,268	3,254	-	233,973	(18,630)	7,832	-	223,175	573	-	223,748
Cash flows from investing activities:
Purchases of investments:
Property, plant and equipment	-	(169,981)	(2,090)	-	(172,071)	-	-	-	(172,071)	(420)	-	(172,491)
Fixed maturities	-	-	-	-	-	(2,045)	(82,227)	-	(84,272)	-	-	(84,272)
Common stock	-	-	-	-	-	-	(6,765)	-	(6,765)	-	-	(6,765)
Mortgage loans	-	-	-	-	-	-	(750)	-	(750)			(750)
Proceeds from sale of investments:
Property, plant and equipment	-	225,305	2,506	-	227,811	-	-	-	227,811	-	-	227,811
Fixed maturities	-	-	-	-	-	31,759	82,085	-	113,844	-	-	113,844
Preferred stock	-	-	-	-	-	-	3,811	-	3,811	-	-	3,811
Real estate	-	-	-	-	-	5,269	-	-	5,269	-	-	5,269
Mortgage loans	-	-	-	-	-	-	2,819	-	2,819	-	-	2,819
Changes in other investments	-	-	-	-	-	(8,385)	42,144	-	33,759	-	-	33,759
Net cash provided by (used in) investing activities	-	55,324	416	-	55,740	26,598	41,117	-	123,455	(420)	-	123,035
Cash flows from financial activities:
Borrowings from Credit Facilities	36,859	-	-	-	36,859	-	-	-	36,859	-	-	36,859
Leverage Employee Stock Ownership Plan:
Repayments from loans	612	1,140	-	-	1,752	-	-	-	1,752	-	-	1,752
Principal Repayments on Credit Facilities	(201,202)	(215)	-	-	(201,417)	-	-	-	(201,417)	(847)	-	(202,264)
Payoff of capital leases	-	(99,609)	-	-	(99,609)	-	-	-	(99,609)	-	-	(99,609)
Dividends paid	(25,297)	-	-	-	(25,297)	-	-	-	(25,297)	-	-	(25,297)
Investment contract deposits	-	-	-	-	-	-	19,587	-	19,587	-	-	19,587
Investment contract withdrawals	-	-	-	-	-	-	(79,142)	-	(79,142)	-	-	(79,142)
Net cash provided by (used in) financing activities	(189,028)	(98,684)	-	-	(287,712)	-	(59,555)	-	(347,267)	(847)	-	(348,114)
Increase (decrease) in cash equivalents	9,423	(11,092)	3,670	-	2,001	7,968	(10,606)	-	(637)	(694)	-	(1,331)
Cash and cash equivalents at the beginning of period	-	64,717	661	-	65,378	-	15,168	-	80,546	1,011	-	81,557
Cash and cash equivalents at the end of period	$9,423	$53,625	$4,331	$-	$67,379	$7,968	$4,562	$-	$79,909	$317	$-	$80,226
(a) Balances for the nine months ended September 30, 2004

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
12. Consolidating cash flow statements by industry segment for the nine months ended December 31, 2003 are as follows:
	Obligated Group					AMERCO Legal Group			AMERCO as Consolidated
	Amerco	U-Haul	Real Estate	Eliminations	Obligated Group Consolidated	Property and Casualty Insurance (a)	Life Insurance (a)	Eliminations	Amerco Consolidated	SAC Moving and Storage Operations	Eliminations	Total Consolidated
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Earnings available to common shareholders	$38,925	$103,602	$9,735	$(113,337)	$38,925	$(14,150)	$4,972	$9,178	$38,925	$(5,811)	$7,257	$40,371
Depreciation	10	86,472	6,442	-	92,924	-	-	-	92,924	16,007	(1,446)	107,485
Amortization of deferred policy acquisition costs	-	-	-	-	-	12,600	15,728	-	28,328	-	-	28,328
Provision for losses on accounts receivable	-	686	-	-	686	-	-	-	686	-	-	686
Net (gain) loss on sale of real and personal property	-	7,221	(1,350)	-	5,871	-	-	-	5,871	-	-	5,871
(Gain) loss on sale of investments	-	-	-	-	-	(3,038)	(365)	-	(3,403)	-	-	(3,403)
Reductions in policy liabilities and accruals	-	-	-	-	-	(34,442)	(1,141)	-	(35,583)	-	-	(35,583)
Capitalizations of deferred policy acquisition costs	-	-	-	-	-	(5,095)	(10,945)	-	(16,040)	-	-	(16,040)
Net reduction in other operating assets and liabilities	29,144	(82,169)	(18,747)	113,337	41,565	(11,461)	3,549	(9,178)	24,475	(8,988)	5,932	21,419
Net cash provided by (used in) operating activities	68,079	115,812	(3,920)	-	179,971	(55,586)	11,798	-	136,183	1,208	11,743	149,134
Cash flows from investing activities:
Purchases of investments:
Property, plant and equipment	-	(131,746)	(2,061)	-	(133,807)	-	-	-	(133,807)	(19,254)	5,717	(147,344)
Fixed maturities	-	-	-	-	-	(5,358)	(45,304)	-	(50,662)	-	-	(50,662)
Other asset investment	-	-	-	-	-	(31,223)	(46,919)	-	(78,142)	(29,508)	29,508	(78,142)
Proceeds from sale of investments:
Property, plant and equipment	-	20,797	6,023	-	26,820	-	-	-	26,820	43,331	(37,614)	32,537
Fixed maturities	-	-	-	-	-	83,527	87,878	-	171,405	-	-	171,405
Preferred stock	-	-	-	-	-	-	-	-	-	-	-	-
Real estate	-	-	-	-	-	-	-	-	-	-	-	-
Mortgage loans	-	73	130	-	203	-	-	-	203	-	-	203
Changes in other investments	-	-	-	-	-	-	28,534	-	28,534	-	-	28,534
Net cash provided by (used in) investing activities	-	(110,876)	4,092	-	(106,784)	46,946	24,189	-	(35,649)	(5,431)	(2,389)	(43,469)
Cash flows from financial activities:
Net change in short-term borrowings	5,649	-	-	-	5,649	-	-	-	5,649	-	-	5,649
Proceeds from notes	50,000	-	-	-	50,000	-	-	-	50,000	10,791	(10,791)	50,000
Leverage Employee Stock Ownership Plan:
Purchase of shares	-	-	-	-	-	-	-	-	-	-	-	-
Repayments from loan	-	455	-	-	455	-	-	-	455	-	-	455
Principal payments on notes	(50,000)	-	-	-	(50,000)	-	-	-	(50,000)	(7,153)	1,437	(55,716)
Dividends paid	-	-	-	-	-	-	-	-	-	-	-	-
Investment contract deposits	-	-	-	-	-	-	43,020	-	43,020	-	-	43,020
Investment contract withdrawals	-	-	-	-	-	-	(79,041)	-	(79,041)	-	-	(79,041)
Net cash provided by (used in) financing activities	5,649	455	-	-	6,104	-	(36,021)	-	(29,917)	3,638	(9,354)	(35,633)
Increase (decrease) in cash equivalents	73,728	5,391	172	-	79,291	(8,640)	(34)	-	70,617	(585)	-	70,032
Cash and cash equivalents at the beginning of period	18,524	30,046	174	-	48,744	4,108	9,320	-	62,172	4,662	-	66,834
Cash and cash equivalents at the end of period	$92,252	$35,437	$346	$-	$128,035	$(4,532)	$9,286	$-	$132,789	$4,077	$-	$136,866
(a) Balances for the nine months ended September 30, 2003

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Industry Segment and Geographic Area DataGeographic Area Data -- All amounts are in U. S. $’s

	United States	Canada	Consolidated
	Quarter Ended
	(Unaudited)
	(All amounts are in thousands U.S. $'s)
As of and for the period ended, December 31, 2004
Total revenues	$448,791	$11,736	$460,527
Depreciation / amortization, net	33,319	1,242	34,561
Interest expense / (income)	16,961	(30)	16,931
Pretax earnings (loss)	35,155	(454)	34,701
Income tax expense	13,155	-	13,155
Identifiable assets	3,109,869	72,916	3,182,785

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
As of and for the period ended, December 31, 2003
Total revenues	$486,963	$15,620	$502,583
Depreciation / amortization, net	47,806	1,614	49,420
Interest expense	30,125	1,043	31,168
Pretax loss	31,947	251	32,198
Income tax benefit	10,531	-	10,531
Identifiable assets	3,034,276	139,948	3,174,224

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	United States	Canada	Consolidated
	Nine Months Ended
	(Unaudited)
	(All amounts are in thousands U.S. $'s)
As of and for the period ended, December 31, 2004
Total revenues	$1,547,568	$42,218	$1,589,786
Depreciation / amortization, net	106,594	3,635	110,229
Interest expense / (income)	54,017	(22)	53,995
Pretax earnings	187,648	5,370	193,018
Income tax expense	73,994	-	73,994
Identifiable assets	3,109,869	72,916	3,182,785

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
As of and for the period ended, December 31, 2003
Total revenues	$1,655,924	$54,232	$1,710,156
Depreciation / amortization, net	136,741	5,501	142,242
Interest expense	89,426	3,413	92,839
Pretax earnings	71,548	9,133	80,681
Income tax expense	30,587	-	30,587
Identifiable assets	3,034,276	139,948	3,174,224

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may include, but are not limited to, projections of revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, financing needs and plans, our perceptions of our legal positions and anticipated outcomes of government investigations and pending litigation against us, liquidity, goals and strategies, plans for new business, growth rate assumptions, pricing, costs, and access to capital and leasing markets as well as assumptions relating to the foregoing. The words “believe,” “expect,” “anticipate,” “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation, the risk factors enumerated at the end of this section, as well as the following: the Company’s ability to operate pursuant to the terms of its credit facilities;  the Company’s ability to maintain contracts that are critical to its operations; the costs and availability of financing; the Company’s ability to execute its business plan; the Company’s ability to attract, motivate and retain key employees; general economic conditions; fluctuations in our costs to maintain and update our fleet and facilities; our ability to refinance our debt; changes in government regulations, particularly environmental regulations; our credit ratings; the availability of credit; changes in demand for our products; changes in the general domestic economy; degree and nature of our competition; the resolution of pending litigation and government investigations involving the Company; changes in accounting standards and other factors described in this report or the other documents we file with the Securities and Exchange Commission. The above factors, the following disclosures, as well as other statements in this report and in the Notes to our Condensed Consolidated Financial Statements, could contribute to or cause such differences, or could cause our stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized. The Company disclaims any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a description of our operating segments. This is followed by a review of the overall strategy of AMERCO and a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. This is followed by a discussion of the strategy of our business segments to give the reader an overview of the goals of our business and the direction in which our business and products are moving. In the next section, we discuss our Results of Operations for the third quarter and nine months ending December 31, 2004 compared with the same periods last year. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our liquidity and financial commitments in the sections entitled “Liquidity and Capital Resources” and “Disclosures about Contractual Obligations and Commercial Commitments.” We conclude MD&A by discussing our outlook for the remainder of fiscal year 2005.

MD&A should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q. The various sections of MD&A contain a number of forward looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly under the caption “Risk Factors” in this section. Our actual results may differ materially from these forward looking statements.

Description of Operating Segments

AMERCO has three reportable segments and five identifiable segments. The three reportable segments are Moving and Self-Storage, Property and Casualty Insurance and Life Insurance. The five identifiable segments are AMERCO, U-Haul International, Amerco Real Estate, Republic Western Insurance, and Oxford Life Insurance. U-Haul moving and storage, Real Estate, and SAC moving and storage, are listed under Moving and Self-Storage, since they meet the aggregation criteria of FASB 131.

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

Principles of Consolidation

The consolidated financial statements for the third quarter and first nine months of fiscal year 2005 and the balance sheet as of March 31, 2004 includes the accounts of AMERCO, its wholly owned subsidiaries, and SAC Holding II Corporation and its subsidiaries (“SAC Holding II”).

SAC Holding Corporation and SAC Holding II (together, the “SAC entities”) were considered special purpose entities and were consolidated based on the provisions of Emerging Issues Task Force (EITF) Issue No. 90-15. For fiscal 2003, AMERCO reported consolidated revenue of $216.8 million, a net loss of $8.7 million, assets of $990 million, and liabilities and shareholder’s equity of $1,035.1 million and $(45.1) million, respectively, for SAC Holding Corporation and its subsidiaries and SAC Holding II. In fiscal 2004, the Company applied Financial Interpretation No. 46R to its interests in the SAC entities. Initially, the Company concluded that the SAC entities were variable interest entities and that the Company was the primary beneficiary. Accordingly, the Company continued to include the SAC entities in its consolidated financial statements. Under the provisions of FIN 46R, certain changes in the operations of a variable interest entity or its relationship with the primary beneficiary constitute a re-determination event and require a reassessment of the variable interest on the basis of the most current facts and circumstances to determine whether or not a company is a variable interest entity, which other company(s) have a variable interest in the variable interest entity and whether or not the reporting company’s variable interest in such variable interest entity make it the primary beneficiary. These determinations and re-determinations require that assumptions be made to estimate the value of the variable interest entity and a judgment be made as to whether or not the variable interest entity has the financial strength to fund its own operations and execute its business plan without the subordinated financial support of another company.

In February 2004, SAC Holding Corporation restructured the indebtedness of three subsidiaries and then distributed its interest in those subsidiaries to its sole shareholder. This triggered a requirement to reassess AMERCO’s involvement with those subsidiaries, which led to the conclusion that based on the most current contractual and ownership interests between AMERCO and this entity, AMERCO ceased to have a variable interest in those three subsidiaries at that date. Separately, in March 2004, SAC Holding Corporation restructured its indebtedness, triggering a similar reassessment of SAC Holding Corporation that led to the conclusion that AMERCO ceased to be the primary beneficiary of SAC Holding Corporation and its remaining subsidiaries, based on SAC Holding Corporation’s ability to fund its own operations and execute its business plan without any future subordinated financial support. Accordingly, at the dates AMERCO ceased to have a variable interest and ceased to be the primary beneficiary, it deconsolidated those entities. The deconsolidation was accounted for as a distribution of AMERCO’s interests to the sole shareholder of the SAC entities. Because of AMERCO’s continuing involvement with SAC Holding Corporation and its current and former subsidiaries, the distributions do not qualify as discontinued operations as defined by SFAS No. 144.

Inter-company accounts and transactions have been eliminated.

Recoverability of Property, Plant and Equipment

Property, plant and equipment is stated at cost. Interest cost incurred during the initial construction of buildings or rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes principally using the straight-line method over the following estimated useful lives: rental equipment 2-20 years, buildings and non-rental equipment 3-55 years. Major overhauls to rental equipment are capitalized and are amortized over the estimated period benefited. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation expense when realized. Depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., no gains or losses. During the first quarter of fiscal year 2005, the Company lowered its estimates for residual values on rental trucks purchased off leases from 25% of the original cost to 20%. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed. Since this change in estimated residual values will be applied prospectively we do not anticipate any significant increases in depreciation expense from this change for the current fiscal year.

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

Business Segment Strategy

Moving and Self-Storage

U-Haul moving and self-storage operations consist of the rental of trucks, trailers and self-storage spaces and sales of moving supplies, trailer hitches and propane to the “do-it-yourself” mover. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

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

We continue to focus on expanding our dealer network, which provides added convenience for our customers, while expanding the selection and availability of rental equipment to satisfy the growing demands of our customers.

With respect to our retail sales of product, U-Haul has developed a number of specialty packing boxes, “Mover's Wrap” and Smart Move tape. Mover’s Wrap is a sticks-to-itself plastic stretch wrap used to bind, bundle, and fasten items when moving or storing. Additionally, U-Haul has added a full line of Smart Move tape products. The Smart Move tape is a color coded packing tape that has the room printed right on it allowing you to tape and label your belongings in one quick step.

eMove is an online marketplace that connects consumers to independent customer rated moving and storage service providers who provide pack and load help, self-storage, driving help and more. With over 28,000 unedited reviews of service providers, the marketplace has facilitated over 50,000 moving and storage transactions. Another eMove service is the Storage Affiliate program. It targets independently owned self-storage facilities to connect into the eMove network to provide more customers with storage services. Over 2,400 self-storage facilities have expanded their reach by registering on the eMove network. We believe that acting as an intermediary, with little added investment, serves the customer in a cost effective manner. Within two years of its inception, eMove has established itself as the only online destination in the “do-it-yourself” moving and storage industry that connects consumers to service providers all across North America. Our goal is to further utilize our web-based technology platform to further penetrate this market.

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

For additional information about RepWest, reference is made to the section on “Risk Factors” under the title “RepWest has consented to an Order of Supervision issued by the Arizona Department of Insurance”.

For the period ended September 30, 2004, RepWest’s non-seasonal work force consisted of 260 full and part-time employees.

Oxford Life Insurance Company

Oxford Life Insurance Company (Oxford) originates and reinsures annuities, credit life and disability, single premium whole life, group life and disability coverage, and Medicare supplement insurance. Oxford also administers the self-insured employee health and dental plans for AMERCO.

For the period ended September 30, 2004, Oxford’s non-seasonal work force consisted of 132 full and part-time employees.

Results of Operations
	Quarter Ended December 31,		Changes	Changes
	2004	2003	Dollar	Percentage
AMERCO and Consolidated Entities	(In thousands)
Rental revenue	$365,131	$386,456	$(21,325)	-6%
Net sales	42,620	47,212	(4,592)	-10%
Premiums	34,634	56,088	(21,454)	-38%
Net investment and interest income	18,142	12,827	5,315	41%
Total revenues	460,527	502,583	(42,056)	-8%

Operating expenses	287,962	307,378	(19,416)	-6%
Restructuring expenses	-	7,613	(7,613)	-100%
Commission expenses	39,243	31,136	8,107	26%
Cost of sales	21,361	23,908	(2,547)	-11%
Benefits and losses	38,603	50,956	(12,353)	-24%
Amortization of deferred policy acquisition costs	6,279	11,027	(4,748)	-43%
Lease expense	38,506	33,202	5,304	16%
Depreciation, net (a)	28,282	38,393	(10,111)	-26%
Total costs and expenses	460,236	503,613	(43,377)	-9%
Earnings (losses) from operations	291	(1,030)	1,321	-128%
Interest expense	16,931	31,168	(14,237)	-46%
Litigation settlement received	51,341	-	51,341	100%
Pretax earnings (loss)	34,701	(32,198)	66,899	-208%
Income tax benefit (expense)	(13,155)	10,531	(23,686)	-225%
Net earnings (loss)	21,546	(21,667)	43,213	-199%
Less: Preferred stock dividends	3,241	3,241	-	0%
Earnings available to common shareholders	$18,305	$(24,908)	$43,213	-173%

(a) Depreciation is shown net of (gain)/losses on the disposal of fixed assets:

	Quarter Ended December 31,
	2004	2003
	(Unaudited)
	(In thousands)
Depreciation expense	$28,575	$37,811
(Gain)/Loss on disposals	(293)	582
Depreciation, net	$28,282	$38,393

	Nine Months Ended December 31,		Changes	Changes
	2004	2003	Dollar	Percentage
AMERCO and Consolidated Entities	(In thousands)
Rental revenue	$1,262,335	$1,304,470	$(42,135)	-3%
Net sales	161,683	182,048	(20,365)	-11%
Premiums	115,516	188,024	(72,508)	-39%
Net investment and interest income	50,252	35,614	14,638	41%
Total revenues	1,589,786	1,710,156	(120,370)	-7%

Operating expenses	848,621	907,695	(59,074)	-7%
Restructuring expenses	-	12,027	(12,027)	-100%
Commission expenses	138,064	116,132	21,932	19%
Cost of sales	77,617	87,023	(9,406)	-11%
Benefits and losses	104,194	169,801	(65,607)	-39%
Amortization of deferred policy acquisition costs	24,015	28,886	(4,871)	-17%
Lease expense	115,389	101,716	13,673	13%
Depreciation, net (a)	86,214	113,356	(27,142)	-24%
Total costs and expenses	1,394,114	1,536,636	(142,522)	-9%
Earnings from operations	195,672	173,520	22,152	13%
Interest expense	53,995	92,839	(38,844)	-42%
Litigation settlement received	51,341	-	51,341	100%
Pretax earnings	193,018	80,681	112,337	139%
Income tax benefit (expense)	(73,994)	(30,587)	(43,407)	142%
Net earnings	119,024	50,094	68,930	138%
Less: Preferred stock dividends	9,723	9,723	-	0%
Earnings available to common shareholders	$109,301	$40,371	$68,930	171%

(a) Depreciation is shown net of (gains)/losses on the disposal of fixed assets:

	Nine Months Ended December 31,
	2004	2003
	(Unaudited)
	(In thousands)
Depreciation expense	$85,030	$107,485
Loss on disposals	1,184	5,871
Depreciation, net	$86,214	$113,356

Quarters Ended - December 31, 2004 versus December 31, 2003

AMERCO and its consolidated entities reported revenues of $460.5 million for the third quarter of fiscal year 2005. This compares with revenues of $502.6 million for the third quarter of fiscal year 2004. During the first quarter of this year, we sold 78 self-storage properties to U.H. Storage DE, a W.P. Carey affiliate (See Footnote 9 for a more detailed discussion of the W.P. Carey Transaction). This reduced storage revenues approximately $8.1 million in the third quarter of fiscal year 2005, compared with the third quarter of last year. Moving equipment rentals and storage revenues at U-Haul, adjusted for the effect of the W.P. Carey Transaction, increased approximately 4% in the third quarter of fiscal year 2005, compared with the same period a year ago. Also, we deconsolidated 281 SAC Holding Corporation storage properties during the fourth quarter of last year, and they are excluded from our fiscal year 2005 results. Included in the third quarter of last year were $26.5 million of revenues for these deconsolidated properties. Revenues at RepWest were $16.6 million lower in the third quarter of this year compared with the same period a year ago. This decline reflects the impact of our strategy to exit unprofitable non U-Haul lines of business. At Oxford, revenue decreased in the third quarter by 8%, primarily as a result of the lingering effects of its rating downgrade by A. M. Best in 2003.

Earnings from operations were $0.3 million in the third quarter of fiscal year 2005 compared with a loss of $1.0 million for the same period last year. Earnings from operations, at U-Haul were $3.7 million in the third quarter of fiscal year 2005. This reflects an increase of $14.1 million, compared with the third quarter of fiscal year 2004, and is attributable to stronger truck and trailer rentals and to the timing of recognizing current year insurance expense to better match revenues with expenses. Losses from operations at Oxford were $3.4 million in the third quarter of this year, compared with earnings of $4.4 million in the third quarter of last year. The decrease is primarily due to the accrual for the Kocher litigation (see Footnote 10 for a more complete discussion of this loss contingency) as well as the continuing slow down in premiums resulting from lost distributions following Oxford’s rating downgrade by A. M. Best in 2003. At RepWest, the run-off of our non-U-Haul insurance business is progressing as planned. Losses related to the hurricanes that hit the southeastern U. S. of approximately $8.5 million, before taxes, were charged to earnings during the third quarter. As a result, losses from operations at RepWest were $9.2 million in the third quarter of this year, compared with a loss from operations of $7.4 million for the same period last year.

Interest expense for the third quarter of fiscal year 2005 was $16.9 million. This compares with $31.2 million in the third quarter of fiscal year 2004. The reduction in interest expense is due to the deconsolidation of SAC Holding Corporation, lower borrowings and lower borrowing costs. During the third quarter of fiscal year 2005, the Company settled its litigation against its former auditor and received a settlement (net of attorney’s fees and costs) of $51.3 million before taxes. The settlement had the effect of increasing, on a non-recurring basis, net earnings and earnings per share for the quarter ended December 31, 2004 by $32.5 million and $1.56, respectively. The Company does not expect to obtain any material settlement or recovery in any other pending litigation matter. Income tax expense was $13.2 million in the third quarter of fiscal year 2005 compared with a benefit of $10.5 million in the third quarter of fiscal year 2004, and reflects higher earnings before taxes. Preferred stock dividends were unchanged, at $3.2 million for both periods. As a result of the above mentioned items, net income available to common shareholders was $18.3 million in the third quarter of fiscal year 2005, compared with a loss of $24.9 million for the same period last year. Earnings per share were $0.88 in the third quarter of fiscal year 2005, compared with a loss per share of $1.20 for the same period last year.

Nine months Ended - December 31, 2004 versus December 31, 2003

AMERCO and its consolidated entities reported revenues of $1,589.8 million for the first nine months of fiscal year 2005. This compares with revenues of $1,710.2 million for the first nine months of fiscal year 2004. As previously mentioned, we deconsolidated 281 SAC Holding Corporation storage properties during the fourth quarter of last year, and they are excluded from our fiscal year 2005 results. Included in the first nine months of last year were $78.1 million of revenues for these deconsolidated properties. The W.P. Carey transaction had the effect of reducing storage revenues approximately $23.5 million in the first nine months of fiscal year 2005. Moving equipment rentals and storage revenues at U-Haul, adjusted for the effect of the W. P. Carey Transaction, increased approximately 5% in the first nine months of fiscal year 2005, compared with the same period a year ago. Revenues at RepWest were $61.5 million lower for the first nine months of 2004, compared with the same period a year ago. This decline reflects the impact of its strategy to exit unprofitable non U-Haul lines of business. At Oxford, revenue decreased 10% for the first nine months of 2004, primarily as a result of the lingering effects of its rating downgrade by A. M. Best in 2003.

Earnings from operations were $195.7 million for the first nine months of fiscal year 2005, compared with $173.5 million for the same period last year. Earnings from operations, at U-Haul, were $172.7 million for the first nine months of fiscal year 2005. This reflects an improvement of $19.0 million, or 12%, compared with the same period last year and is attributable to strong truck and storage rentals, along with increased fleet productivity. Earnings from operations at Oxford were $2.7 million for the first nine months of 2004, compared with $7.8 million for the same period last year. The decrease is due primarily to the accrual for the Kocher litigation, partially offset by improved investment income, and positive loss experience in the Medicare supplement and credit insurance segments. At RepWest, the run-off of our non-U-Haul insurance business is progressing as planned. Including the above mentioned charges related to hurricane losses in the third quarter, losses from operations at RepWest were $8.7 million in the first nine months of 2004, compared with $21.8 million for the same period last year.

Interest expense for the first nine months of fiscal year 2005 was $54.0 million. This compares with $92.8 million in the same period last year. The reduction in interest expense is due to the deconsolidation of SAC Holding Corporation, lower borrowings and lower borrowing costs. Litigation settlement proceeds were $51.3 million, as mentioned above. Income tax expense was $74.0 million for the first nine months of fiscal year 2005, compared with $30.6 million in the same period last year, and reflects higher earnings before taxes. Preferred stock dividends were unchanged, at $9.7 million for both periods. As a result of the above mentioned items, net income available to common shareholders was $109.3 million for the first nine months of fiscal year 2005, compared with $40.4 million for the same period last year. Earnings per share were $5.25 for the first nine months of fiscal year 2005.

Moving and Self-Storage

The following tables set forth net revenue and certain consolidated statements of income data for the periods indicated:
	Quarter Ended December 31,		Changes	Changes
	2004	2003	Dollar	Percentage
U-Haul International	(In thousands)
Rental revenue	$362,427	$356,803	$5,624	2%
Net sales	39,404	36,655	2,749	7%
Net investment and interest income	5,270	6,908	(1,638)	-24%
Total revenues	407,101	400,366	6,735	2%

Operating expenses	276,504	283,936	(7,432)	-3%
Commission expenses	41,286	38,123	3,163	8%
Cost of sales	19,254	19,684	(430)	-2%
Lease expense	38,656	36,224	2,432	7%
Depreciation, net (a)	27,725	32,799	(5,074)	-15%
Total costs and expense	403,425	410,766	(7,341)	-2%
Earnings (losses) from operations	3,676	(10,400)	14,076	-135%
Interest expense, net	(6,354)	(2,868)	(3,486)	122%
Pretax earnings (loss)	10,030	(7,532)	17,562	-233%
Income tax benefit (expense)	(3,665)	3,238	(6,903)	-213%
Net earnings (loss)	$6,365	$(4,294)	$10,659	-248%

(a) Depreciation is shown net of (gains)/losses on the disposal of fixed assets:
	Quarter Ended December 31,
	2004	2003
	(Unaudited)
	(In thousands)
Depreciation expense	$25,937	$30,992
Loss on disposals	1,788	1,807
Depreciation, net	$27,725	$32,799

	Nine Months Ended December 31,		Changes	Changes
	2004	2003	Dollar	Percentage
U-Haul International	(In thousands)
Rental revenue	$1,253,643	$1,220,036	$33,607	3%
Net sales	149,844	142,375	7,469	5%
Net investment and interest income	16,569	22,740	(6,171)	-27%
Total revenues	1,420,056	1,385,151	34,905	3%

Operating expenses	832,195	817,768	14,427	2%
Commission expenses	145,233	139,065	6,168	4%
Cost of sales	72,489	70,099	2,390	3%
Lease expense	115,823	110,758	5,065	5%
Depreciation, net (a)	81,576	93,693	(12,117)	-13%
Total costs and expense	1,247,316	1,231,383	15,933	1%
Earnings from operations	172,740	153,768	18,972	12%
Interest expense, net	(13,258)	(8,018)	(5,240)	65%
Pretax earnings	185,998	161,786	24,212	15%
Income tax benefit (expense)	(70,554)	(58,184)	(12,370)	21%
Net earnings	$115,444	$103,602	$11,842	11%

(a) Depreciation is shown net of (gains)/losses on the disposal of fixed assets:
	Nine Months Ended December 31,
	2004	2003
	(Unaudited)
	(In thousands)
Depreciation expense	$77,086	$86,472
Loss on disposals	4,490	7,221
Depreciation, net	$81,576	$93,693

	Quarter Ended December 31,		Changes	Changes
	2004	2003	Dollar	Percentage
SAC Holdings *	(In thousands)
Rental revenue	$6,875	$43,257	$(36,382)	-84%
Net sales	3,231	10,542	(7,311)	-69%
Total revenues	10,106	53,799	(43,693)	-81%

Operating expenses	5,226	24,926	(19,700)	-79%
Cost of sales	2,115	4,219	(2,104)	-50%
Depreciation, net	627	5,147	(4,520)	-88%
Total costs and expenses	7,968	34,292	(26,324)	-77%
Earnings from operations	2,138	19,507	(17,369)	-89%
Interest expense	3,710	20,052	(16,342)	-81%
Pretax income (loss)	(1,572)	(545)	(1,027)	-188%
Income tax benefit	667	761	(94)	-12%
Net earnings (loss)	$(905)	$216	$(1,121)	519%

* SAC Holdings II for quarter ended December 2004 and SAC Holdings I & II for 2003
	Nine Months Ended December 31,		Changes	Changes
	2004	2003	Dollar	Percentage
SAC Holdings *	(In thousands)
Rental revenue	$21,389	$127,415	$(106,026)	-83%
Net sales	11,839	39,621	(27,782)	-70%
Total revenues	33,228	167,036	(133,808)	-80%

Operating expenses	16,615	81,541	(64,926)	-80%
Cost of sales	5,128	16,903	(11,775)	-70%
Depreciation, net	1,887	16,007	(14,120)	-88%
Total costs and expenses	23,630	114,451	(90,821)	-79%
Earnings from operations	9,598	52,585	(42,987)	-82%
Interest expense	10,941	61,273	(50,332)	-82%
Pretax loss	(1,343)	(8,688)	7,345	85%
Income tax benefit	515	2,877	(2,362)	-82%
Net earnings (loss)	$(828)	$(5,811)	$4,983	86%

* SAC Holdings II for nine months ended December 2004 and SAC Holdings I & II for 2003

	Quarter Ended December 31,		Changes	Changes
	2004	2003	Dollar	Percentage
Amerco Real Estate	(In thousands)
Rental revenue	$14,136	$15,404	$(1,268)	-8%
Net sales	(15)	15	(30)	-200%
Net investment and interest income	22	2,017	(1,995)	-99%
Total revenues	14,143	17,436	(3,293)	-19%

Operating expenses	1,657	1,972	(315)	-16%
Cost of sales	(8)	5	(13)	-260%
Lease expense	4	124	(120)	-97%
Depreciation, net (a)	63	926	(863)	-93%
Total costs and expenses	1,716	3,027	(1,311)	-43%
Earnings from operations	12,427	14,409	(1,982)	-14%
Interest expense	4,013	8,127	(4,114)	-51%
Pretax earnings	8,414	6,282	2,132	34%
Income tax expense	(3,298)	(2,557)	(741)	29%
Net earnings	$5,116	$3,725	$1,391	37%

(a) Depreciation is shown net of (gains)/losses on the disposal of fixed assets:
	Quarter Ended December 31,
	2004	2003
	(Unaudited)
	(In thousands)
Depreciation expense	$2,144	2,151
Gain on disposals	(2,081)	(1,225)
Depreciation, net	$63	926

	Nine Months Ended December 31,		Changes	Changes
	2004	2003	Dollar	Percentage
Amerco Real Estate	(In thousands)
Rental revenue	$43,499	$45,544	$(2,045)	-4%
Net sales	-	52	(52)	-100%
Net investment and interest income	76	6,012	(5,936)	-99%
Total revenues	43,575	51,608	(8,033)	-16%

Operating expenses	5,304	5,615	(311)	-6%
Cost of sales	-	21	(21)	-100%
Lease expense	31	399	(368)	-92%
Depreciation, net (a)	3,147	5,092	(1,945)	-38%
Total costs and expenses	8,482	11,127	(2,645)	-24%
Earnings from operations	35,093	40,481	(5,388)	-13%
Interest expense	10,637	23,965	(13,328)	-56%
Pretax earnings	24,456	16,516	7,940	48%
Income tax expense	(9,678)	(6,781)	(2,897)	43%
Net earnings	$14,778	$9,735	$5,043	52%

(a) Depreciation is shown net of (gains)/losses on the disposal of fixed assets:

	Nine Months Ended December 31,
	2004	2003
	(Unaudited)
	(In thousands)
Depreciation expense	$6,453	6,442
Gain on disposals	(3,306)	(1,350)
Depreciation, net	$3,147	5,092

Quarters Ended - December 31, 2004 versus December 31, 2003

Rental revenues at U-Haul were $362.4 million for the third quarter of fiscal year 2005 compared with $356.8 million for the same period last year. This represents an increase of $5.6 million, or 2%, and was driven by a combination of factors, including increased equipment rentals, better price realization and product mix, net of lower storage revenues resulting from the sale of property pursuant to the W.P. Carey Transaction. Moving equipment rentals and storage revenues at U-Haul, adjusted for the effect of the W. P. Carey Transaction, increased approximately 4% in the third quarter of fiscal year 2005, compared with the same period a year ago. Rental revenues at the SAC entities were $6.9 million for the third quarter of fiscal year 2005, compared with $43.3 million for the same period last year. This represents a reduction of $36.4 million, or 84%, and reflects the deconsolidation of SAC Holding Corporation. Rental revenues at Real Estate were $14.1 million for the third quarter of fiscal year 2005 and $15.4 million for the same period last year.

Net sales of moving and self-storage related products and services at U-Haul were $39.4 million for the third quarter of fiscal year 2005, compared with $36.7 million for the same period last year. This represents an increase of $2.7 million, or 7%, and was driven by increased rental activity and improved pricing. Net sales of moving and self-storage related products and services at the SAC entities were $3.2 million for the third quarter of fiscal year 2005, compared with $10.5 million for the same period last year. This represents a reduction of $7.3 million, and reflects the deconsolidation of SAC Holding Corporation.

Net investment and interest income at U-Haul was $5.3 million for the third quarter of fiscal year 2005, compared with $6.9 million for the same period last year. The reduction in interest income is directly related to lower average investment balances in SAC Holdings notes. Net investment and interest income at Real Estate decreased $2.0 million in the third quarter of fiscal year 2005, compared with the same period last year. The reduction in interest income is directly related to lower investments in mortgage notes, which decreased as a result of lower investment balances in SAC Holdings notes.

Operating expenses at U-Haul were $276.5 million for the third quarter of fiscal year 2005, compared with $283.9 million for the same period last year. This represents a decrease of $7.4 million, or 3%, and was the result of lower insurance expense due to a change in the method of allocating annual expenses to better match revenues, higher payroll, maintenance and other expenses. Operating expenses at the consolidated SAC entities were $5.2 million for the third quarter of fiscal year 2005, compared with $24.9 million for the same period last year. This represents a reduction of $19.7 million, and reflects the deconsolidation of SAC Holding Corporation. Operating expenses at Real Estate were $1.7 million for the third quarter of fiscal year 2005, compared with $2.0 million for the same period last year.

Dealer commissions at U-Haul were $41.3 million for the third quarter of fiscal year 2005, compared with $38.1 million for the same period last year. This represents an increase of $3.2 million, or 8%, and was driven by increased equipment rentals at our independent dealers.

Lease expense at U-Haul was $38.7 million for the third quarter of fiscal year 2005, compared with $36.2 million for the same period last year. This represents an increase of $2.5 million, or 7%, and reflects an increase in the amount of rental equipment we leased.

Depreciation expense at U-Haul was $27.7 million for the third quarter of fiscal year 2005, compared with $32.8 million for the same period last year. Depreciation expense at SAC Holdings was $0.6 million during the third quarter of fiscal year 2005, compared with $5.1 million for the same period last year. This represents a reduction of $4.5 million and reflects the deconsolidation of SAC Holding Corporation. Depreciation expense at Real Estate was $0.8 million less than last year due to better gains on asset disposals.

Earnings from operations at U-Haul were $3.7 million during the third quarter of fiscal year 2005, compared with a loss of $10.4 million for the same period last year. This represents an increase of $14.1 million, compared with the third quarter of fiscal year 2004, and is attributable to stronger truck and trailer rentals and to the timing of recognizing current year insurance expense to better match revenues with expenses. Earnings from operations at SAC Holdings were $2.1 million in the third quarter of fiscal year 2005, compared with $19.5 million for the same period last year. This represents a reduction of $17.4 million, and reflects the deconsolidation of SAC Holding Corporation. Earnings from operations at Real Estate were $12.4 million during the third quarter of fiscal year 2005, compared with $14.4 million for the same period last year. This represents a reduction of $2.0 million, and reflects lower interest income from investments in mortgage notes, partially offset by gains on real estate sales.

Nine months Ended - December 31, 2004 versus December 31, 2003

Rental revenues at U-Haul were $1,253.6 million for the first nine months of fiscal year 2005, compared with $1,220.0 million for the same period last year. This represents an increase of $33.6 million, or 3%, and was driven by a combination of factors, including increased equipment rentals, better price realization and product mix, net of lower storage revenues resulting from the sale of property pursuant to the W. P. Carey Transaction. Moving equipment rentals and storage revenues at U-Haul, adjusted for the effect of the W. P. Carey Transaction, increased approximately 5% in the first nine months of fiscal year 2005, compared with the same period a year ago. Rental revenues at the SAC entities were $21.4 million for the first nine months of fiscal year 2005, compared with $127.4 million for the same period last year. This represents a reduction of $106.0 million, and reflects the deconsolidation of SAC Holding Corporation. Rental revenues at Real Estate were $43.5 million for the first nine months of fiscal year 2005, and $45.5 million for the same period last year.

Net sales of moving and self-storage related products and services at U-Haul were $149.8 million for the first nine months of fiscal year 2005, compared with $142.4 million for the same period last year. This represents an increase of $7.4 million, or 5%, and was driven by increased rental activity and improved pricing. Net sales of moving and self-storage related products and services at the SAC entities were $11.8 million for the first nine months of fiscal year 2005, compared with $39.6 million for the same period last year. This represents a reduction of $27.8 million, and reflects the deconsolidation of SAC Holding Corporation.

Net investment and interest income at U-Haul was $16.6 million for the first nine months of fiscal year 2005 compared with $22.7 million for the same period last year. The reduction in interest income is directly related to lower average investment balances in SAC Holdings notes. Net investment and interest income at Real Estate was $5.9 million lower for the first nine months of fiscal year 2005, compared with the same period last year. The reduction in interest income is directly related to lower investments in mortgage notes, which decreased as a result of lower investment balances in SAC Holdings notes.

Operating expenses at U-Haul were $832.2 million for the first nine months of fiscal year 2005, compared with $817.8 million for the same period last year. This represents an increase of $14.4 million, or 2%, and was the result of increases in payroll and equipment maintenance, partially offset by lower other operating costs. Increases in payroll and maintenance were driven by increases in volume and inflation. Operating expenses at the consolidated SAC entities were $16.6 million for the first nine months of fiscal year 2005, compared with $81.5 million for the same period last year. This represents a reduction of $64.9 million, and reflects the deconsolidation of SAC Holding Corporation. Operating expenses at Real Estate were $5.3 million for the first nine months of fiscal year 2005, compared with $5.6 million for the same period last year.

Dealer commissions at U-Haul were $145.2 million for the first nine months of fiscal year 2005, compared with $139.1 million for the same period last year. This represents an increase of $6.1 million, or 4%, and was driven by increased equipment rentals at our independent dealers.

Lease expense at U-Haul was $115.8 million for the first nine months of fiscal year 2005, compared with $110.8 million for the same period last year. This represents an increase of $5.0 million, or 5%, and reflects an increase in the amount of rental equipment we leased.

Depreciation expense at U-Haul was $81.6 million for the first nine months of fiscal year 2005, compared with $93.7 million for the same period last year. Depreciation expense at SAC Holdings was $1.9 million during the first nine months of fiscal year 2005, compared with $16.0 million for the same period last year. This represents a reduction of $14.1 million and reflects the deconsolidation of SAC Holding Corporation. Depreciation expense at Real Estate was $3.1 million during the first nine months of fiscal year 2005, compared with $5.1 million for the same period last year, and includes a gain of $3.3 million from asset disposals this year.

Earnings from operations at U-Haul were $172.7 million during the first nine months of fiscal year 2005, compared with $153.8 for the same period million last year. This represents an increase of $18.9 million, or 12%, and reflects strong truck and storage rentals during the first nine months of fiscal 2005, which along with increased fleet productivity, were major contributors to the increase in operating profitability at U-Haul. Earnings from operations at SAC Holdings were $9.6 million in the first nine months of fiscal year 2005, compared with $52.6 million for the same period last year. This represents a reduction of $43.0 million, and reflects the deconsolidation of SAC Holding Corporation. Earnings from operations at Real Estate were $35.1 million during the first nine months of fiscal year 2005, compared with $40.5 million for the same period last year. This represents a reduction of $5.4 million, and reflects lower interest income from investments in mortgage notes, partially offset by gains on real estate sales.

Oxford Life Insurance Company

The following table sets forth net revenue and certain consolidated statements of income data for the periods indicated:
	Quarter Ended September 30,		Changes	Changes
	2004	2003	Dollar	Percentage
Life Insurance	(In thousands)
Premiums	$31,603	$36,427	$(4,824)	-13%
Net investment income	6,299	4,743	1,556	33%
Total revenue	37,902	41,170	(3,268)	-8%
Operating expenses	12,656	6,020	6,636	110%
Benefits and losses	22,683	24,359	(1,676)	-7%
Amortization of deferred policy acquisition costs	6,003	6,351	(348)	-5%
Total expenses	41,342	36,730	4,612	13%
Earnings (loss) from operations	(3,440)	4,440	(7,880)	-177%
Income tax benefit (loss)	1,119	(2,058)	3,177	-154%
Net earnings (loss)	$(2,321)	$2,382	$(4,703)	-197%

Net premiums were $31.6 million and $36.4 million for the quarters ended September 30, 2004 and 2003, respectively. Medicare supplement premiums decreased by $2.1 million due to lapses on closed lines being greater than new business written on active lines. Credit insurance premiums decreased $1.8 million for the quarter due to fewer accounts. Life and annuity premiums decreased $0.9 million.

Net investment income was $6.3 million and $4.7 million for the quarters ended September 30, 2004 and 2003, respectively. The increase was due primarily to fewer realized losses and more realized gains.

Benefits incurred were $22.7 million and $24.4 million for the quarters ended September 30, 2004 and 2003, respectively. Medicare supplement incurred claims decreased $0.9 million due to reduced exposure. Credit insurance benefits decreased $0.6 million due to reduced exposure. Other lines had decreases totaling $0.2 million.

Amortization of deferred acquisition costs (DAC) and the value of business acquired (VOBA) was $6.0 million and $6.4 million for the quarters ended September 30, 2004 and 2003, respectively. These costs are amortized for life and health policies as the premium is earned over the term of the policy; and for deferred annuities, amortized in relation to interest spreads. Amortization associated with credit insurance lines decreased $0.5 million due to decreased new business volume. Other segments had net increases of $0.1 million.

Operating expenses were $12.7 million and $6.0 million for the quarters ended September 30, 2004 and 2003. Oxford accrued for loss contingencies related to the Kocher litigation in the quarter, which accounted for the majority of the variance from the prior year.

Earnings (loss) from operations was $(3.4) million and $4.4 for the quarters ended September 30, 2004 and 2003, respectively. The decrease from 2003 is due primarily to the accrual for the Kocher litigation.

	Nine Months Ended September 30,		Changes	Changes
	2004	2003	Dollar	Percentage
Life Insurance	(In thousands)
Premiums	$97,640	$112,852	$(15,212)	-13%
Net investment income	17,960	15,420	2,540	16%
Total revenue	115,600	128,272	(12,672)	-10%
Operating expenses	23,907	23,173	734	3%
Benefits and losses	70,377	80,207	(9,830)	-12%
Amortization of deferred policy acquisition costs	18,586	17,044	1,542	9%
Total expenses	112,870	120,424	(7,554)	-6%
Earnings from operations	2,730	7,848	(5,118)	-65%
Income tax expense	1,033	2,876	(1,843)	-64%
Net earnings	$1,697	$4,972	$(3,275)	-66%

Net premiums were $97.6 million and $112.9 million for the nine months ended September 30, 2004 and 2003, respectively. Medicare supplement premiums decreased by $6.5 million due to lapses on closed lines being greater than new business written on active lines. Credit insurance premiums decreased $5.0 million due to fewer accounts. Life, other health, and annuity premiums decreased $3.8 million as a result of fewer sales and annuitizations.

Net investment income was $18.0 million and $15.4 million for the nine months ended September 30, 2004 and 2003, respectively. The increase was primarily due to interest received from the maturity of certain investments, fewer realized losses and more realized gains.

Benefits incurred were $70.4 million and $80.2 million for the nine months ended September 30, 2004 and 2003, respectively. Medicare supplement benefits decreased $5.3 million due primarily to reduced exposure. Credit insurance benefits decreased $2.3 million due to reduced exposure and improved disability experience. All other lines had decreases of $2.2 million.

Amortization of deferred acquisition costs (DAC) and the value of business acquired (VOBA) was $18.6 million and $17.0 million for the nine months ended September 30, 2004 and 2003, respectively. These costs are amortized for life and health policies as the premium is earned over the term of the policy; and for deferred annuities in relation to interest spreads. Annuity amortization increased $3.0 million from 2003 primarily due to increased surrender activity. Other segments had decreases of $1.4 from 2003 due to decreased new business volume.

Operating expenses were $23.9 million and $23.2 million for the nine months ended September 30, 2004 and 2003, respectively. The above mentioned accrual related to the Kocher litigation net of reductions in non-deferrable commissions as a result of decreased sales of Medicare supplement and life products, accounted for this variance.

Earnings from operations were $2.7 million and $7.8 for the nine months ended September 30, 2004 and 2003, respectively. The decrease from 2003 is due primarily to the accrual for the Kocher litigation offset by improved investment income, and positive loss experience in the Medicare supplement and credit insurance segments.

Republic Western Insurance Company

The following table sets forth net revenue and certain consolidated statements of income data for the periods indicated:
	Quarter Ended September 30,		Changes	Changes
	2004	2003	Dollar	Percentage
Property and Casualty Insurance	(In thousands)
Premiums	$3,975	$20,106	$(16,131)	-80%
Net investment income	6,827	7,258	(431)	-6%
Total revenues	10,802	27,364	(16,562)	-61%
Operating expenses	3,824	3,460	364	11%
Benefits and losses	15,920	26,597	(10,677)	-40%
Amortization of deferred policy acquisition costs	276	4,676	(4,400)	-94%
Total expenses	20,020	34,733	(14,713)	-42%
Loss from operations	(9,218)	(7,369)	(1,849)	25%
Income tax benefit	3,219	2,573	646	25%
Net earnings (loss)	$(5,999)	$(4,796)	$(1,203)	25%

Premium revenues were $4.0 million and $20.1 million for the quarters ended September 30, 2004 and 2003, respectively. The decrease in 2004 is the result of RepWest shifting its operating focus away from non-affiliated and unprofitable lines of business.

Net investment income was $6.8 million and $7.3 million for the quarters ended September 30, 2004 and 2003, respectively. The decrease in 2004 is attributable to RepWest exiting non U-Haul lines which resulted in an overall decrease in invested assets. This reduction will continue until reserves associated from the exited lines are run-off. This decrease was offset by the realization of $3.1 million in deferred gains in the third quarter of 2004 from the sale of two real estate properties.

Benefits and losses incurred were $15.9 million and $26.6 million for the quarters ended September 30, 2004 and 2003, respectively. The decrease in 2004 is due to RepWest terminating its non U-Haul related programs. In the third quarter of 2004, RepWest incurred approximately $8.5 million in losses on its mobile home business as the result of the hurricanes that hit the southeastern United States.

Net operating expenses, which are offset by claims handling fees, were $3.8 million and $3.5 million for the quarters ended September 30, 2004 and 2003, respectively.

Losses from operations were $9.2 million and $7.4 million for the quarters ended September 30, 2004 and 2003, respectively. The loss in 2004 is due to the approximately $8.5 million in losses on the hurricanes that hit the southeastern United States primarily in the third quarter of 2004.

	Nine Months Ended September 30,		Changes	Changes
	2004	2003	Dollar	Percentage
Property and Casualty Insurance	(In thousands)
Premiums	$20,815	$78,247	$(57,432)	-73%
Net investment income	15,063	19,180	(4,117)	-21%
Total revenues	35,878	97,427	(61,549)	-63%
Operating expenses	5,381	17,761	(12,380)	-70%
Benefits and losses	33,817	89,594	(55,777)	-62%
Amortization of deferred policy acquisition costs	5,429	11,842	(6,413)	-54%
Total expenses	44,627	119,197	(74,570)	-63%
Loss from operations	(8,749)	(21,770)	13,021	-60%
Income tax benefit	3,062	7,619	(4,557)	-60%
Net earnings (loss)	$(5,687)	$(14,151)	$8,464	-60%

Premium revenues were $20.8 million and $78.2 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease in 2004 is the result of RepWest shifting its operating focus away from non-affiliated and unprofitable lines of business. Premiums from terminated programs were $2.8 million and $58.5 million for the nine months ended September 30, 2004 and 2003, respectively.

Net investment income was $15.1 million and $19.2 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease in 2004 is attributable to RepWest exiting non U-Haul lines which resulted in an overall decrease in invested assets. This reduction will continue until reserves associated from these exited lines are run-off. This decrease was offset by the realization of $3.1 million in deferred gains in the third quarter of 2004 from the sale of two real estate properties.

Benefits and losses incurred were $33.8 million and $89.6 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease in 2004 is primarily due to RepWest terminating its non U-Haul related programs. However, the decrease was offset in the third quarter of 2004 when RepWest incurred approximately $8.5 million in losses on its mobile home business as the result of the hurricanes that hit the southeastern United States.

Operating expenses, which are offset by claims handling fees, were $5.4 million and $17.8 million for the nine months ended September 30, 2004 and 2003, respectively. The reduction in 2004 is due to decreased commissions and reduced general and administrative expenses.

Losses from operations were $8.7 million and $21.8 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease from 2004 is the result of the elimination of unprofitable programs, offset by losses incurred on the hurricanes that hit the southeastern United States in the third quarter of 2004.

Liquidity and Capital Resources

Our financial condition remains strong. At December 31, 2004, cash and short-term investments totaled $80.2 million, compared with $81.6 million at March 31, 2004. Total short-term and long-term debt was $696.0 million and represented 1.1 times stockholders’ equity at December 31, 2004. Total short-term and long-term debt, plus capital lease obligations was $962.0 million and represented 1.9 times stockholders’ equity at March 31, 2004.

For the first nine months of fiscal year 2005, cash provided by operating activities was $223.7 million, compared with $149.1 million for the first nine months of fiscal year 2004. Cash was provided by net income adjusted for non-cash related items and reductions in working capital requirements. Our inventory levels were higher by 1.9% at the end of the third quarter of fiscal year 2005 compared to March 2004. Uses of cash included reductions in insurance policy liabilities and deferred insurance policy acquisition costs.

We provided $123.0 million in net cash from investing activities during the first nine months of fiscal year 2005, primarily as a result of the W. P. Carey Transactions, compared with using $43.5 million during the first nine months of fiscal year 2004. Gross capital expenditures increased to $172.5 million in the first nine months of fiscal year 2005 from $147.3 million in the first nine months of fiscal year 2004 as we continued to invest in rental equipment.

We used $348.1 million in net cash for financing activities in the first nine months of fiscal year 2005, compared with $35.6 million in the first nine months of fiscal year 2004. The major financing use of cash was to pay down borrowings under our revolving credit agreement ($182 million in fiscal year 2005 and $56 million in fiscal year 2004) and to pay off $100 million of capital leases related to the W. P. Carey Transaction in fiscal year 2005.

Additional financing uses of cash in the first nine months of fiscal year 2005 included payments of dividends. In November 2004, our Board of Directors approved the payment of all dividend arrearages on our Series A Preferred Stock. Regular quarterly cash dividends have been paid on a current basis since February 2004. Therefore, our dividend payments were $25 million higher in the first nine months of fiscal year 2005, compared with the first nine months of fiscal year 2004. Financing sources of cash were primarily borrowings under our revolving credit agreements ($37 million in fiscal year 2005 and $50 million in fiscal year 2004).

We believe our current capital structure will allow us to achieve our operational plans and goals, support our preferred stock dividend program and provide us with sufficient liquidity for the next 3-5 years. The majority of our debt obligations currently in place mature at the end of fiscal year 2009. The senior subordinated notes mature at the end of fiscal year 2011. This will allow us to focus on our operations and business to further improve our liquidity in the long term. We believe these improvements will enhance our access to capital markets. However, there is no assurance that future cash flows will be sufficient to meet our outstanding obligations or our future capital needs. Also, the terms of our secured indebtedness place financial and operational restrictions on AMERCO and its subsidiaries and limit our ability to incur additional indebtedness and other obligations.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Self-Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Historically, capital requirements have primarily reflected new rental equipment acquisitions. The capital to fund these requirements has historically been obtained through internally generated funds from operations, lease financing and sales of used equipment. Going forward, we anticipate that a substantial portion of our internally generated funds will be used to enhance liquidity by paying down existing indebtedness. During each of the fiscal years ended March 31, 2005, 2006 and 2007, U-Haul estimates that net capital expenditures will average approximately $150 million to maintain our fleet at current levels. Financial covenants contained in our loan agreements limit the amount of capital expenditures we can make in fiscal years 2005, 2006, and 2007, net of dispositions, to $185 million, $245 million and $195 million, respectively. Management estimates that U-Haul will fund its fleet expansion requirements from leasing and from the proceeds from the sale of trucks. We intend to focus our growth on expanding our independent dealer network, which does not require a substantial amount of capital resources. Gross capital outlays were $170 million but were netted against proceeds, producing a net capital outlay of $55.3 million, the majority of which reflects the cost of residual lease buy outs.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul’s growth through lease and debt financing. U-Haul’s growth plan in self-storage is focused on eMove, which does not require acquisition or construction of self-storage properties by the Company. Therefore, Real Estate will not require substantial capital for its future plans.

SAC Holdings operations are funded by various mortgage loans and secured and unsecured notes. SAC Holdings does not utilize revolving lines of credit to finance its operations or acquisitions. Certain of SAC Holdings’ loan agreements contain restrictive covenants and restrictions on incurring additional subsidiary indebtedness. Oxford Life Insurance Company.

Oxford Life Insurance Company

As of September 30, 2004, Oxford had no notes and loans payable in less than one year and its accounts payable and accrued expenses total $1.7 million. Oxford’s financial assets (cash, receivables, short-term investments, other investments, fixed maturities, and related party assets) at September 30, 2004 were approximately $785.9 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Oxford’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

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

Cash provided by operating activities was $7.8 million and $11.8 million for the nine months ended September 30, 2004 and 2003, respectively. Cash flows used by financing activities were $59.6 million and $36.0 million for the quarters ended September 30, 2004 and 2003, respectively. Cash flows from deferred annuity sales are a component of financing activities. Investment contract deposits increase cash flows while surrenders of these policies are a use of funds. The decrease in investment contract deposits over 2003 is due to a reduction in new contract sales and an increase in contract surrenders; both due to Oxford’s decreased ratings.

In addition to cash flows from operating and financing activities, a substantial amount of liquid funds is available through Oxford's short-term portfolio. At September 30, 2004 and 2003, short-term investments amounted to $100.2 million and $122.9 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

Oxford’s stockholder's equity was $119.1 million and $117.2 million at September 30, 2004 and 2003, respectively. Increases from earnings were offset by decreases in unrealized gains resulting from the change in interest rates.

Applicable laws and regulations of the State of Arizona require the Company's insurance subsidiaries to maintain minimum capital and surplus determined in accordance with statutory accounting practices. With respect to Oxford, the amount is $0.4 million. In addition, the amount of dividends that can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. At September 30, 2004, Oxford cannot distribute any of its statutory surplus as dividends without regulatory approval. These restrictions are not expected to have a material adverse effect on the ability of the Company to meet its cash obligations.

Property and Casualty Insurance

As of September 30, 2004, RepWest had no notes or loans due in less than one year and its accounts payable, accrued expenses, and other payables were $18.1 million. RepWest’s financial assets (cash, receivables, short-term investments, and related party assets) at September 30, 2004 were approximately $395.7 million.

State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, RepWest’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries. In addition, AMERCO’s loan agreements prohibit any loans, capital contributions or other advances to RepWest by AMERCO.

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

RepWest’s cash and cash equivalents and short-term investment portfolio were $79.1 million and $62.1 million at September 30, 2004 and 2003, respectively. This balance reflects funds in transition from maturity proceeds to long term investments. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs.

Cash Provided from Operating Activities by Operating Segments

Moving and Self-Storage

Cash provided by operating activities from U-Haul was $32.3 million and $115.8 million for the first nine months of fiscal years 2005 and 2004, respectively. Cash provided/(used) by operating activities for Real Estate was $3.3 million and $(3.9) million for the first nine months of fiscal years 2005 and 2004, respectively. Cash provided from operating activities for SAC Holdings was $0.6 million and $1.2 million for the first nine months of fiscal years 2005 and 2004, respectively. The cash provided by U-Haul operations, before intercompany transfers, for the first nine months ended December 31, 2004 was approximately $189 million and approximately $145 million for the same period last year.

Life Insurance

Cash provided by operating activities was $7.8 million, and $11.8 million for the first nine months ended September 30, 2004, and 2003 respectively

Property and Casualty Insurance

Cash flows used by operating activities were $18.6 million and $55.6 million for the nine months ended September 30, 2004 and 2003, respectively. The cash used by operating activities is the result of RepWest exiting the assumed reinsurance and non U-Haul related lines. As RepWest adjudicates the claims in these lines there will be a continued use of its portfolio and a corresponding decrease in insurance reserves.

Summary

We believe we have the financial resources needed to meet our business requirements including capital expenditures for the expansion and modernization of our rental fleet, rental equipment and rental storage space and working capital requirements.

For a more detailed discussion of our long-term debt and borrowing capacity, please see footnote 5 “Borrowings” to the “Notes to the Condensed Consolidated Financial Statements.”

Disclosures about Contractual Obligations and Commercial Commitments

AMERCO uses certain equipment and occupies certain facilities under operating lease commitments with terms expiring through 2034, with the exception of one land lease expiring in 2079. In the event of a shortfall in proceeds from the sale of the underlying assets, AMERCO has guaranteed approximately $154.0 million of residual values at December 31, 2004 for these assets at the end of the respective lease terms. AMERCO has been leasing equipment since 1987. Thus far, we have experienced no residual value shortfalls. (See details related to operating lease commitments in footnote 9 “Contingent Liabilities and Commitments” to the “Notes to the Condensed Consolidated Financial Statements.”)

Off Balance Sheet Arrangements

We currently manage the self-storage properties owned by SAC Holdings pursuant to a standard form of management agreement with each SAC Holdings subsidiary, pursuant to which we receive a management fee ranging from 4% to 10% of the gross receipts from the properties plus reimbursement for certain expenses. We received management fees from SAC Holdings, exclusive of expenses, of $9.0 million during the first nine months of fiscal year 2005. This management fee is consistent with the fees received for other properties we manage.

Certain subsidiaries of SAC Holdings act as U-Haul independent dealers. The financial and other terms of the dealership contracts with subsidiaries of SAC Holdings are substantially identical to the terms of those with our independent dealers. During the first nine months of fiscal year 2005, we paid subsidiaries of SAC Holdings $24.5 million in commissions pursuant to such dealership contracts.

During the first nine months of fiscal year 2005, the Company leased space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings. Total lease payments pursuant to such leases were $1.7 million. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

During the first nine months of fiscal 2005, a subsidiary of the Company held various junior unsecured notes of SAC Holdings. The Company recorded interest income of $16.3 million and received cash payments of $10.2 million during the first nine months of fiscal year 2005.

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

Oxford is in the process of rebuilding its distribution that was impacted by the AMERCO restructuring. Prior to the restructuring, Oxford was rated B++ by A.M. Best. The rating was reduced to C+ during the restructuring. In March 2004 the rating was upgraded to B-. In October 2004, the rating was upgraded to B with a continued positive outlook. Continued improvement in the rating will be a key factor in the success of Oxford’s marketing programs including annuities, life insurance, Medicare supplement, and credit life and disability. Oxford’s statutory capital measurements continue to strengthen and existing business is expected to continue to perform profitably.

RepWest expects to realize the benefits of its changed business plan. During fiscal 2004, we successfully discontinued the majority of the unprofitable direct and assumed reinsurance lines. U-Haul related lines have historically been profitable and we expect to see the results of the new business plan during fiscal year 2005. We believe that RepWest’s statutory capital measurements will continue to strengthen as the reserves of the discontinued lines are being run off. We are working with the Arizona Department of Insurance regarding the supervision order and expect it to be resolved in the future.

The Company has variable interests in variable interest entities. We have adopted FIN 46R, Accounting for Variable Interest Entities, effective with the March 2004 reporting period. At that time and based on changes made by SAC Holding Corporation, we no longer were considered the primary beneficiary of this variable interest entity or its subsidiaries, and we deconsolidated SAC Holding Corporation effective with the March 2004 reporting period. SAC Holding II is a variable interest entity and we are its primary beneficiary. Consequently, we continue to consolidate SAC Holding II in our financial statements.

It is possible that SAC Holding Corporation could take actions that would require us to re-determine whether we have become the primary beneficiary of SAC Holding Corporation. Should this occur, we could be required to re-consolidate some or all of SAC Holding Corporation with our financial statements. Similarly, SAC Holding II could take actions that would require us to re-determine whether we continue to be the primary beneficiary of our variable interest in SAC Holding II. Should we cease to be the primary beneficiary, we would be required to de-consolidate some or all of our variable interest in SAC Holding II from our financial statements.

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

As of December 31, 2004, Edward J. Shoen, Chairman of the Board of Directors and President of AMERCO, James P. Shoen, a director of AMERCO, and Mark V. Shoen, an executive officer of AMERCO, collectively own 8,790,170 shares (approximately 41.3%) of the outstanding common shares of AMERCO. Accordingly, Edward J. Shoen, Mark V. Shoen and James P. Shoen will be in a position to continue to influence the election of the members of the Board of Directors and approval of significant transactions. In addition, 2,192,400 shares (approximately 10.3%) of the outstanding common shares of AMERCO, including shares allocated to employees and unallocated shares are held by our Employee Savings and Employee Stock Ownership Trust.

Our operations subject us to numerous environmental regulations and the possibility that environmental liability in the future could adversely affect our operations.

Compliance with environmental requirements of federal, state and local governments significantly affects our business. Among other things, these requirements regulate the discharge of materials into the water, air and land and govern the use and disposal of hazardous substances. Under environmental laws, we can be held strictly liable for hazardous substances that are found on real property we have owned or operated. We are aware of issues regarding hazardous substances on some of our real estate and we have put in place a remedial plan at each site where we believe such a plan is necessary. We regularly make capital and operating expenditures to stay in compliance with environmental laws. In particular, we have managed a testing and removal program since 1988 for our underground storage tanks. Under this program, we spent $44.0 million between April 1988 and December 31, 2004. Despite these compliance efforts, risk of environmental liability is part of the nature of our business.

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

Since January 2000, our property and casualty insurance business, RepWest, reported losses totaling approximately $158.2 million. These losses are primarily attributable to business lines that were unprofitable as underwritten. To restore profitability in RepWest, we have exited all non-U-Haul related lines and have strengthened the reserves on the lines being eliminated. Although we believe the terminated lines are adequately reserved, we cannot assure you that there will not be future adverse loss development.

Our life insurance businesses have been downgraded by A.M. Best due to the events surrounding the restructuring.

A.M. Best downgraded Oxford and its subsidiaries during the restructuring to C+. Upon emergence from bankruptcy in March 2004 Oxford and its subsidiaries were upgraded to B-. The ratings were again upgraded in October 2004, to B. A.M. Best has indicated the rating outlook for our life insurance companies is positive. Prior to AMERCO’s restructuring Oxford was rated B++. Financial strength ratings are important external factors that can affect the success of Oxford’s business plans. Accordingly, if Oxford’s ratings, relative to its competitors, do not continue to improve, Oxford may not be able to retain and attract business as currently planned.

Notes receivable from SAC Holdings are a significant portion of AMERCO’S total assets.

At December 31, 2004, we held approximately $203.8 million of notes due from SAC Holdings. We have significant economic exposure to SAC Holdings. SAC Holdings is highly leveraged with significant indebtedness to others. We hold various junior unsecured notes of SAC Holdings. If SAC Holdings is unable to meet its obligations to its senior lenders, it could trigger a default on its obligations to us. In such an event of default, we could suffer a significant loss. We cannot assure you that SAC Holdings will not default on its loans to their senior lenders or that the value of SAC Holdings’ assets upon liquidation would be sufficient to repay us in full.

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

Interest rate risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations. Interest rate cap contracts represent non-linear derivative instruments which protect the holder from rises in short-term interest rates by making a payment to the holder when an underlying interest rate (the index or reference interest rate) exceeds a specified strike rate (the cap rate). During the first quarter of fiscal year 2005, the Company entered into separate interest rate cap contracts for $200.0 million of its variable rate debt obligations for a two year term and for $50.0 million of its variable rate debt obligations for a three year term. At December 31, 2004, the Company had approximately $347.4 million of variable rate debt obligations. A fluctuation in interest rates of 100 basis points would change interest expense for the Company by approximately $3.5 million annually to the extent that the three month LIBOR is below 3.0% and by $1.0 million to the extent that the three month LIBOR exceeds 3.0%.

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

Among other matters, we also considered whether our evaluation identified any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, and whether the Company had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally, and because item 5 of the certifications of the CEO and the CFO requires that the CEO and the CFO disclose that information to the Audit Committee of our Board and the independent auditors. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions,” which are deficiencies in the design or operation of controls that could adversely affect our ability to record, process, summarize and report financial data in the financial statements. Auditing literature defines “material weakness” as a particularly serious reportable condition in which the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. Based upon our evaluation of the effectiveness of the Company’s internal controls, management has concluded that there was a deficiency in the design and operation of internal controls that adversely affected our ability to record, process and summarize and report financial data related to the unreconciled intercompany balances with SAC Holding corporations. This deficiency was considered to be a material weakness under the standards established by the American Institute of Certified Public Accountants. As a result of the conclusions discussed above, under the direction of the Audit Committee and the Board of Directors, we have taken corrective action to strengthen our internal controls and procedures to ensure information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and accurately reported, within the time periods specified in the SEC’s rules and forms. We also sought to address other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our on-going procedures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Kocher

On July 20, 2000, Charles Kocher (Kocher) filed suit in Wetzel County, West Virginia, Civil Action No. 00-C-51-K, entitled Charles Kocher v. Oxford Life Insurance Co. (Oxford) seeking compensatory and punitive damages for breach of contract, bad faith and unfair claims settlement practices arising from an alleged failure of Oxford to properly and timely pay a claim under a disability and dismemberment policy. On March 22, 2002, the jury returned a verdict of $5 million in compensatory damages and $34 million in punitive damages. On November 5, 2002, the trial court entered an Order affirming the $39 million jury verdict and denying Oxford’s motion for New Trial Or, in The Alternative, Remittitur. Oxford appealed the case to the West Virginia Supreme Court. On June 17, 2004 the West Virginia Supreme Court reversed and vacated the punitive damages award and remanded the case for a new trial on punitive damages. On July 15, 2004 Oxford filed a petition for a re-hearing with the West Virginia Supreme Court on the matter of compensatory damages and on September 9, 2004 the West Virginia Supreme Court denied the petition. The Company has accrued for this potential loss. The new trial on punitive damages is set for April 8, 2005. The Company has notified its E & O carrier of the West Virginia Supreme Court’s ruling. The E&O carrier is disputing coverage.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

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

Item 6. Exhibits The following documents are filed as part of this report:

Exhibit Number	Description	Page or Method of Filing
2.1	Joint Plan of Reorganization of AMERCO and Amerco Real Estate Company	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed October 20, 2003, file no. 1-11255
2.2	Disclosure Statement Concerning the Debtors’ Joint Plan of Reorganization	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed October 20, 2003, file no. 1-11255
2.3	Amended Joint Plan of Reorganization of AMERCO and Amerco Real Estate Company	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, file No. 1-11255
3.1	Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Registration Statement on form S-4 filed March 30, 2004, file number 1-11255
3.2	Restated By-Laws of AMERCO	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file No. 1-11255
3.3	Restated Articles of Incorporation of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2003, file no. 1-11255
3.4	Bylaws of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2003, file no. 1-11255
10.1	Settlement and Release Agreement among PricewaterhouseCoopers LLP, AMERCO, and SAC Holding Corporation	Filed herewith *
10.2	Property Management Agreement among subsidiaries of U-Haul International and Galaxy Storage Two, L.P.	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO and U-Haul International, Inc.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jack A. Peterson, Chief Financial Officer of AMERCO	Filed herewith
31.3	Rule 13a-14(a)/15d-14(a) Certification of Robert T. Peterson, Chief Financial Officer of U-Haul International, Inc.	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO and U-Haul International, Inc. pursuant to Section 906 of the Sabanes-Oxley Act of 2002	Filed herewith
32.2	Certificate of Jack A. Peterson, Chief Financial Officer of AMERCO pursuant to Section 906 of the Sabanes-Oxley Act of 2002	Filed herewith
32.3	Certificate of Robert T. Peterson, Chief Financial Officer of U-Haul International, Inc. pursuant to Section 906 of the Sabanes-Oxley Act of 2002	Filed herewith

* A portion of this exhibit has been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        AMERCO

Date: February 9, 2005                 /s/ Edward J. Shoen
                    Edward J. Shoen
                    President and Chairman of the Board
                    (Duly Authorized Officer)

Date: February 9, 2005                 /s/ Jack A. Peterson
                    Jack A. Peterson
                    Chief Financial Officer
                    (Principal Financial Officer)

                        U-HAUL INTERNATIONAL, INC.

Date: February 9, 2005                 /s/ Edward J. Shoen
                    Edward J. Shoen
                    President and Chairman of the Board
                    (Duly Authorized Officer)

Date: February 9, 2005                 /s/ Robert T. Peterson
                    Robert T. Peterson
                    Chief Financial Officer
                    (Principal Financial Officer)