Form 10-K
period 2005-03-31
AMERCO /NV/; U HAUL INTERNATIONAL INC
filed 2005-06-22
CIK 4457, 4458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
For Annual and Transition Reports
Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission	Registrant, State of Incorporation	I.R.S. Employer
File Number	Address and Telephone Number	Identification No.

1-11255	AMERCO	88-0106815
(A Nevada Corporation) 1325 Airmotive Way, Ste. 100 Reno, Nevada 89502-3239 Telephone (775) 688-6300

2-38498	U-Haul International, Inc.	86-0663060
(A Nevada Corporation) 2727 N. Central Avenue Phoenix, Arizona 85004 Telephone (602) 263-6645
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on Which
Registrant	Title of Class	Registered

AMERCO	Series A 8 1/2% Preferred Stock	New York Stock Exchange
U-Haul International, Inc.	None
Securities registered pursuant to Section 12(g) of the Act:

Name of Each Exchange on Which
Registrant	Title of Class	Registered

AMERCO	Common	NASDAQ
U-Haul International, Inc.	None
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☑         No ☐
     The aggregate market value of AMERCO common stock held by non-affiliates (i.e., stock held by person other than officers, directors and 5% shareholders of AMERCO) on September 30, 2004 was $338,968,245. The aggregate market value was computed using the closing price for the common stock trading on NASDAQ on such date.
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☑         No ☐
     21,284,604 shares of AMERCO Common Stock, $0.25 par value were outstanding at June 1, 2005.
     5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at June 1, 2005. None of these shares were held by non-affiliates.
     Documents incorporated by reference: Portions of AMERCO’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I

Item 1.	Business
Company Overview
      We are North America’s largest “do-it-yourself” moving and storage operator through our subsidiary U-Haul International, Inc. U-Haul is synonymous with “do-it-yourself” moving and storage and is a leader in supplying products and services to help people move and store their household and commercial goods. Our primary service objective is to provide the best product and service to the most people at the lowest cost.
      We rent our distinctive orange U-Haul trucks and trailers as well as offer self-storage rooms through a network of over 1,350 company operated retail moving centers and 14,071 independent U-Haul dealers. In addition, we have an independent storage facility network with 1,717 active affiliates. We also sell U-Haul brand boxes, tape and other moving and self storage products and services to “do-it-yourself” moving and storage customers at all of our distribution outlets and through our eMove web site.
      U-Haul is the most convenient supplier of products and services meeting the needs of North America’s “do-it-yourself” moving and storage market. Our broad geographic coverage throughout the United States and Canada and our extensive selection of U-Haul brand moving equipment rentals, self storage rooms and related moving and storage products and services provide our customers with convenient “one-stop” shopping.
      Through Republic Western Insurance Company (“RepWest”), our property and casualty insurance subsidiary, we manage the property, liability and related insurance claims processing for U-Haul. Oxford, our life insurance subsidiary, sells life insurance, provides annuities and other related products to non U-Haul customers and manages the employee medical plans for U-Haul’s 18,300 employees.
      We were founded in 1945 under the name “U-Haul Trailer Rental Company.” Since 1945, we have rented trailers. Starting in 1959, we rented trucks on a one-way and in-town basis exclusively through independent U-Haul dealers. Since 1974, we have developed a network of U-Haul managed retail centers, through which we rent our trucks and trailers and sell moving and self-storage related supplies and services to complement our independent dealer network.
      AMERCO and U-Haul are each incorporated in Nevada. U-Haul’s Internet address is uhaul.com. On AMERCO’s investor relations web site, amerco.com, we post the following filings as soon as is reasonably practical after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statement related to our annual meeting of stockholders, and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our web site are available free of charge.
Products and Rental Equipment
      Our customers are primarily “do-it-yourself” household movers. U-Haul moving equipment is specifically designed, engineered and manufactured for the “do-it-yourself” household mover. These “do-it-yourself” movers include individuals and families moving their belongings from one home to another, college students moving their belongings, vacationers and sports enthusiasts needing extra space or having special towing needs, people trying to save on home furniture and home appliance delivery costs, and “do-it-yourself” home remodeling and gardening enthusiasts who need to transport materials.
      As of March 31, 2005, our rental fleet consisted of approximately 93,000 trucks, 78,750 trailers and 36,100 tow devices. This equipment and our U-Haul brand of self-moving products and services are available through our network of managed retail moving centers and independent U-Haul dealers. Independent U-Haul dealers receive rental equipment from the company, act as a rental agent and are paid a commission based on gross revenues generated from their U-Haul rentals.
      Our rental truck chassis are manufactured by domestic and foreign truck manufacturers. These chassis are joined with the U-Haul designed and manufactured van boxes at U-Haul operated manufacturing and assembly facilities strategically located throughout the United States. U-Haul rental trucks feature our proprietary Lowest Decksm, which provides our customers with extra ease of loading. The loading ramps on our trucks are the widest in the industry, which reduce the time needed to move belongings. Our Gentle Ride Suspensionsm helps our customers safely move delicate and prized possessions. Also, the engineers at our U-Haul Technical Center determined that the softest ride in our trucks was at the front of the van box. Consequently, they designed the part of the van box that hangs over the front cab of the truck to be the location for our customers to place their most fragile items during their move. We call this area “Mom’s Atticsm”.
      Our distinctive orange trailers are also manufactured at these same U-Haul operated manufacturing and assembly facilities. These trailers are well suited to the low profile of many of today’s newly manufactured automobiles. Our engineering staff is committed to making our trailers easy to tow, aerodynamic and fuel efficient.
      To provide our self-move customers with added value, our rental trucks and trailers are designed for fuel efficiency. To help make our rental equipment more trouble free, we perform extensive preventive maintenance and repairs.
      We also provide customers with equipment to transport their auto. We provide three towing options, including; auto transport, in which all four wheels are off the ground, tow dolly, in which the front wheels of the towed vehicle are off the ground, and tow bar, where all four wheels are on the ground.
      To help our customers load their boxes and larger household appliances and furniture, we offer several accessory rental items. Our utility dolly has a lightweight design and is easy to maneuver. Another rental accessory is our four wheel dolly, which provides a large, flat surface for moving dressers, wall units, pianos and other large household items. U-Haul appliance dollies provide the leverage needed to move refrigerators, freezers, washers and dryers easily and safely. These utility, furniture and appliance dollies, along with the low decks and the wide loading ramps on all U-Haul trucks and trailers, are designed for easy loading and unloading of our customers’ belongings.
      The total package U-Haul offers the “do-it-yourself” household mover doesn’t end with trucks, trailers and accessory rental items. Our moving supplies include a wide array of affordably priced U-Haul brand boxes, tape and packing materials. We also provide specialty boxes for dishes, computers and sensitive electronic equipment, carton sealing tape, security locks, and packing supplies, like wrapping paper and cushioning foam. U-Haul brand boxes are specifically sized to make stacking and tiering easier.
      Also, U-Haul is North America’s largest seller and installer of hitches and towing systems. These hitching and towing systems can tow jet skis, motorcycles, boats, campers and horse trailers. Our hitches, ball mounts, and balls undergo stringent testing requirements.
      U-Haul is also North America’s largest retail propane distributor, with more than 980 retail centers offering propane. We employ trained, certified personnel to refill all propane cylinders, and our network of propane dispensing locations is the largest automobile alternative refueling network in North America.
      Self-storage is a natural outgrowth of the self-moving industry. Conveniently located U-Haul self-storage rental facilities provide clean, dry and secure space for storage of household and commercial goods, with storage units ranging in size from 15 square feet to over 400 square feet. We operate nearly 1,000 self-storage locations in North America, with more than 340,000 rentable rooms comprising approximately 29 million square feet of rentable storage space. Our self-storage centers feature a wide array of security measures, ranging from electronic property access control gates to individually alarmed storage units. At many centers, we offer climate controlled storage rooms to protect temperature sensitive goods such as video tapes, albums, photographs and precious wood furniture.
      Our eMove web site, emove.com, is the largest network of customers and businesses in the self-moving and self-storage industry. The eMove network consists of channels where customers, businesses and service providers transact business. The eMove Moving Help marketplace connects “do-it-yourself” movers with independent service providers to help movers pack, load, unload, clean, drive and other services. Thousands of independent service providers are already in place.
      Through the eMove Storage Affiliate Program, independent storage businesses can join the world’s largest storage reservation system. Self-storage customers making a reservation through eMove can access all of the U-Haul self-storage centers and all of our independent storage affiliate partners for even greater convenience to meet their self-storage needs.
      Additionally, we offer moving and storage protection packages such as Safemove and Safetow, protecting moving and towing customers with a damage waiver, cargo protection and medical and life coverage, and Safestor, protecting storage customers from loss on their goods in storage.
Description of Operating Segments
      AMERCO has five operating segments and four reportable segments. Our reportable segments are Moving and Storage Operations, Property and Casualty Insurance, Life Insurance and SAC Holdings (see Note 2 to the Notes to Consolidated Financial Statements, Principles of Consolidation).
Moving and Storage Operating Segment
      Our “do-it-yourself” moving business consists of U-Haul truck and trailer rentals and U-Haul moving supply and service sales. Our storage business consists of U-Haul self-storage room rentals, self-storage related product and service sales and management of non-owned self-storage facilities.
      Net revenues from our Moving and Storage operating segment were approximately 89% of consolidated net revenue in fiscal 2005.
      Within our truck and trailer rental operation we are focused on expanding our independent dealer network to provide added convenience for our customers. A U-Haul dealer is an independent commissioned agent, generally renting U-Haul products in conjunction with another primary business. A U-Haul dealer is most often an owner-operator. U-Haul strives to continually improve the dealer program to make it attractive for the dealer.
      At our owned and operated retail centers we have implemented several customer service initiatives. These initiatives include improving management of our rental equipment to provide our retail centers with the right type of rental equipment, at the right time and at the most convenient location for our customers, effective marketing of our broad line of self-moving related products and services, maintaining longer hours of operation to provide more convenience to our customers, and increasing staff by attracting and retaining “moonlighters” (part-time U-Haul employees with full-time jobs elsewhere) during our peak hours of operation.
      We believe our reservation and scheduling system enables us to provide more of the right equipment, at the right time and at the right location to meet seasonal demand fluctuations. We plan to further enhance this system and manage our capital expansion plans to leverage this capability and generate increased rentals on our moving equipment.
      Effective marketing of our self moving related products and services, such as boxes, pads and insurance, helps our customers have a better moving experience and helps them protect their belongings from potential damage during the moving process. We are committed to providing a complete line of products selected with the “do-it-yourself” moving and storage customer in mind. Examples of products recently added or expanded include a number of specialty packing boxes, “Mover’s Wrap” and Smart Move tapes. Mover’s Wrap is a sticks-to-itself plastic stretch wrap used to bind, bundle, and fasten items when moving or storing. Smart Move tape is a color coded packing tape that has the room printed right on it allowing customers to tape and label their belongings in one quick step.
      These actions are leveraged by over 1,350 company operated retail centers and enable the Company to provide better customer service, which we believe has led to increased sales and increased productivity.

      Our self-storage business consists of U-Haul self-storage room rentals, self-storage related product and service sales and management of self-storage facilities not owned by the Company.
      U-Haul is one of the largest North American operators of self-storage and has been a leader in the self-storage industry since 1974. U-Haul operates over 340,000 storage rooms, approximately 29 million square feet of storage space with locations in 49 states and 10 Canadian provinces. U-Haul’s self-storage facility locations range in size up to 156,000 square feet of storage space, with individual storage units in sizes ranging from 15 square feet to over 400 square feet.
      The primary market for storage rooms is the storage of household goods. We believe that our self-storage services provide a competitive advantage through such things as Maximum Security (“MAX”), an electronic system that monitors the storage facility 24 hours a day; climate control; individually alarmed rooms; extended hour access; and an internet — based customer reservation and account management system.
      eMove is an online marketplace that connects consumers to over 5,000 independent customer rated Moving Help and Self-Storage service providers who provide pack and load help, self-storage and more all over North America. A phone access system to Moving Help was launched in September 2004 and has already serviced over 10,000 customers in less than six months.
      eMove also offers a Storage Affiliate program that enables independent self-storage facilities to connect into the eMove network. Affiliates expand their reach by connecting into a moving and storage reservation system and for a fee receive an array of services including web-based management software, savings on insurance, credit card processing, and more. Over 2,700 facilities are now registered on the eMove network.
      With over 33,000 unedited reviews of service providers, the marketplace has facilitated over 60,000 moving and storage transactions all over North America. We believe that acting as an intermediary, with little added investment, serves the customer in a cost effective manner. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.
Property and Casualty Insurance Operating Segment
      Republic Western Insurance Company (“RepWest”) provides loss adjusting and claims handling for U-Haul through regional offices across North America. RepWest also provides components of the Safemove, Safetow and Safestor protection packages to U-Haul customers. The business plan for RepWest includes offering property and casualty products for other U-Haul related programs and completing its exit from non-U-Haul related lines of business.
Life Insurance Operating Segment
      Oxford Life Insurance Company (“Oxford”) originates and reinsures annuities; credit life and disability; single premium whole life; group life and disability coverage; and Medicare supplement insurance. Oxford also administers the self-insured employee health and dental plans for AMERCO.
SAC Holdings Operating Segment
      SAC Holding Corporation and its subsidiaries, and SAC Holding II Corporation and its subsidiaries, collectively referred to as “SAC Holdings”, own self-storage properties that are managed by U-Haul under property management agreements. AMERCO, through its subsidiaries, has contractual interests in certain of SAC Holdings’ properties entitling AMERCO to potential future income based on the financial performance of these properties. With respect to SAC Holding II Corporation, AMERCO is considered the primary beneficiary of these contractual interests. Consequently, we include the results of SAC Holdings II Corporation in the consolidated financial statements of AMERCO, as required by FIN 46(R).
Employees
      As of March 31, 2005, we employed approximately 18,300 people throughout North America and 90% of these employees work within our Moving and Storage operating segment.

Sales and Marketing
      We promote U-Haul brand awareness through direct and co-marketing arrangements. Our direct marketing activities consist of yellow pages, print and web based advertising as well as trade events, movie cameos of our rental fleet and boxes, and industry and consumer communications. Our rental equipment is our best form of advertisement. We support our independent U-Haul dealers through advertising of U-Haul moving and self-storage rentals, products and services.
      Our marketing plan includes maintaining our leadership position with U-Haul being synonymous with “do-it-yourself” moving and storage. We accomplish this by continually improving the ease of use and efficiency of our rental equipment, by providing added convenience to our retail centers through independent U-Haul dealers, and by expanding the capabilities of our eMove web site.
Competition

Moving and Storage Operating Segment
      The moving truck and trailer rental industry is large and highly competitive.
      There are two distinct users of rental trucks: commercial and “do-it-yourself” residential users. We focus primarily on the “do-it-yourself” residential user. Within this segment, we believe the principal competitive factors are convenience of rental locations, availability of quality rental moving equipment, breadth of essential products and services, and price.
      Our major competitors in the moving equipment rental market are Budget Car and Truck Rental Company and Penske Truck Leasing.
      The self-storage market is large and highly fragmented.
      We believe the principal competitive factors in this industry are convenience of storage rental locations, cleanliness, security and price.
      Our primary competitors in the self-storage market are Public Storage, Shurgard, Storage USA and thousands of independent owner-operators.

Insurance Operating Segments
      The highly competitive insurance industry includes a large number of life insurance companies and property and casualty insurance companies. In addition, the marketplace now includes financial services firms offering both insurance and financial products. Some of the insurance companies are owned by stockholders and others are owned by policyholders. Many competitors have been in business for a longer period of time or possess substantially greater financial resources and broader product portfolios than our insurance companies. We compete in the insurance business based upon price, product design, and services rendered to agents and policyholders.
Corporate Governance
      Corporate governance is typically defined as the system that allocates duties and authority among a company’s stockholders, board of directors and management. The stockholders elect the board and vote on extraordinary matters; the board is the Company’s governing body; and management runs the day-to-day operations of the Company.
      Our current Board members are William E. Carty, John M. Dodds, Charles J. Bayer, John P. Brogan, Daniel R. Mullen, M. Frank Lyons, James P. Shoen and Edward J. Shoen.

Board Responsibilities and Structure
      The primary responsibilities of the Board of Directors are oversight, counseling and providing direction to the management of the Company in the long-term interests of the Company and its stockholders.

      The Board and its committees meet throughout the year on a set schedule, and also hold special meetings and act by written consent from time to time as needed. The Board has delegated various responsibilities and authority to different Board committees as generally described below. Committees regularly report on their activities and actions to the full Board.

Board Committees
      The Board currently has Audit, Executive Finance, Compensation, and Independent Governance Committees, as well as an Advisory Board.
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
      The members of the Audit Committee of the Board, Charles J. Bayer, John M. Dodds and John P. Brogan, each qualify as “independent” under special standards developed by the Securities and Exchange Commission (SEC) and NASDAQ for members of audit committees, and the Audit Committee includes at least one member who is determined by the Board to meet the qualifications of an “audit committee financial expert.” Mr. John P. Brogan is the independent director who has been determined to be an audit committee financial expert. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Brogan’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Brogan any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and the Board of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.
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
      Compensation Committee. The Compensation Committee reviews the Company’s executive compensation plans and policies, including benefits and incentives, to ensure that they are consistent with the goals and objectives of the Company. It reviews and makes recommendations to the Board of Directors regarding management recommendations for changes in executive compensation. The Compensation Committee also monitors management plans and programs for the retention, motivation and development of senior management. The Compensation Committee is composed of John P. Brogan and John M. Dodds, independent directors of the Company.
      Independent Governance Committee. The Independent Governance Committee is chaired by John P. Brogan, an independent member of the board. Thomas W. Hayes, the former State Treasurer of California, and Paul A. Bible, a partner in the Reno-based law firm of Bible, Hoy & Trachok, are also members of this committee. Neither Mr. Hayes nor Mr. Bible are members of the Company’s Board of Directors. The Independent Governance Committee evaluates specific corporate governance principles and standards and proposes to the Board any modifications deemed appropriate. In addition, this committee may review potential candidates for Board membership. The committee may review other matters as referred to it by the Board. The committee has the authority to and a budget from which to retain professionals. The committee membership term is one year and each member is determined by the Board to be free of any relationship that would interfere with his exercise of independent judgment as member of this committee.
      Advisory Board Members. In addition to the four committees described above, the Board of Directors authorized up to two (2) Advisory Board Members. On June 4, 2003, the Board of Directors appointed Michael L. Gallagher as a member of the Advisory Board. Mr. Gallagher is a senior partner in the law firm

Gallagher & Kennedy. Mr. Gallagher is also a director of Pinnacle West Capital Corporation, Action Performance Companies, Inc. and the Omaha World Herald Company. On June 9, 2004, the Board appointed Daniel R. Mullen as a second Advisory Board Member. On February 23, 2005, Mr. Mullen left the Advisory Board and became a member of the AMERCO Board of Directors.
Recent Developments

Preferred Stock Dividends
      On May 4, 2005, the Board of Directors of AMERCO declared a regular quarterly cash dividend of $0.53125 per share on the Company’s Series A 8 1/2 % Preferred Stock. The dividend was paid on June 1, 2005 to holders of record on May 15, 2005.

Refinancing
      On May 9 and May 12, 2005 the Company entered into agreements to refinance its capital structure and gave notices to its current lenders of its plans for early redemption of the Company’s existing notes and loans.
      The structure consists of three asset-backed facilities including a $240 million senior mortgage funded by Merrill Lynch, a $240 million senior mortgage funded by Morgan Stanley and a $465 million real estate loan funded by Merrill Lynch. The new financing was funded on June 8, 2005.
      The Company will incur a one-time pre-tax charge of approximately $34 million in the first quarter of fiscal 2006 associated with the early payment of its existing loans.

Abatement of State of Arizona Department of Insurance Order for Supervision
      On May 20, 2003, the State of Arizona Department of Insurance issued an Order for Supervision against RepWest. The Order required that RepWest eliminate its credit exposure with AMERCO and its affiliates and possess sufficient surplus to comply with Arizona law. These requirements have been met and the Order was abated on June 9, 2005.

Item 2.	Properties
      The Company through its owned subsidiaries owns property, plant and equipment that is utilized in the manufacture, repair and rental of U-Haul equipment and storage space as well as providing office space for the Company. Such facilities exist throughout the United States and Canada. The Company also manages storage facilities owned by others. The Company operates over 1,350 U-Haul retail centers, and operates 10 manufacturing and assembly facilities. We also operate over 200 fixed site-repair facilities located throughout the United States and Canada.
      SAC Holdings owns property, plant and equipment that are utilized in the sale of moving supplies, rental of self-storage rooms and U-Haul equipment. Such facilities exist throughout the United States and Canada. We manage the storage facilities under property management agreements whereby the management fees are consistent with management fees received by U-Haul for other properties owned by unrelated parties and managed by us.

Item 3.	Legal Proceedings

Kocher
      On March 2, 2005 Oxford settled a case pending in Wetzel County, West Virginia bearing the case caption Charles Kocher v. Oxford Life Insurance Co., Civil Action No. 00-C-51-K (the “Action”). In consideration of the payment of $12.8 million, Charles A Kocher (“Kocher”) executed a General Release of all claims against Oxford, Republic Western, and Evanston Insurance Company, together with certain affiliates, subsidiaries, officer, directors, employees and other related parties of each of them, including but not limited to all claims that were or could have been asserted in the Action. Pursuant to the General Release, Kocher agreed to the dismissal with prejudice of the Action, with each party bearing its own costs and attorneys’ fees. Oxford received $2.2 million in reimbursement from its E&O carrier related to the settlement of the Action.

Shoen
      On September 24, 2002, Paul F. Shoen filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Paul F. Shoen vs. SAC Holding Corporation et al., CV02-05602, seeking damages and equitable relief on behalf of AMERCO from SAC Holdings and certain current and former members of the AMERCO Board of Directors, including Edward J. Shoen, Mark V. Shoen and James P. Shoen as defendants. AMERCO is named a nominal defendant for purposes of the derivative action. The complaint alleges breach of fiduciary duty, self-dealing, usurpation of corporate opportunities, wrongful interference with prospective economic advantage and unjust enrichment and seeks the unwinding of sales of self-storage properties by subsidiaries of AMERCO to SAC Holdings in prior years. The complaint seeks a declaration that such transfers are void as well as unspecified damages. On October 28, 2002, AMERCO, the Shoen directors, the non-Shoen directors and SAC Holdings filed Motions to Dismiss the complaint. In addition, on October 28, 2002, Ron Belec filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Ron Belec vs. William E. Carty, et al., CV 02-06331 and on January 16, 2003, M.S. Management Company, Inc. filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned M.S. Management Company, Inc. vs. William E. Carty, et al., CV 03-00386. Two additional derivative suits were also filed against these parties. These additional suits are substantially similar to the Paul F. Shoen derivative action. The five suits assert virtually identical claims. In fact, three of the five plaintiffs are parties who are working closely together and chose to file the same claims multiple times. These lawsuits alleged that the AMERCO Board lacked independence. In reaching its decision to dismiss these claims, the court determined that the AMERCO Board of Directors had the requisite level of independence required in order to have these claims resolved by the Board. The court consolidated all five complaints before dismissing them on May 28, 2003. Plaintiffs filed a Notice of Appeal to the Nevada Supreme Court. The parties have fully briefed the issues and are awaiting a ruling from the court.

Securities Litigation
      AMERCO is a defendant in a consolidated putative class action lawsuit entitled “In Re AMERCO Securities Litigation”, United States District Court, Case No. CV-N-03-0050-ECR (RAM). The action alleges claims for violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder, section 20(a) of the Securities Exchange Act of 1934 and sections 11, 12, and 15 of the Securities Act of 1933. The action alleges, among other things, that AMERCO engaged in transactions with the SAC entities that falsely improved AMERCO’s financial statements and that AMERCO failed to disclose the transactions properly. The action has been transferred to the United States District Court, District of Arizona. Defendants have filed motions to dismiss and will defend the case vigorously.

Securities and Exchange Commission
      The Securities and Exchange Commission (“SEC”) has issued a formal order of investigation to determine whether the Company has violated the federal securities laws. The Company has produced and delivered all requested documents and provided testimony from all requested witnesses to the SEC. The Company is cooperating with the SEC and is facilitating the expeditious review of its financial statements and any other issues that may arise. We cannot predict the outcome of the investigation.

Other
      The Company is named as a defendant in various litigation and claims arising out of the normal course of business. In managements opinion none of these matters will have a material effect on the Company’s financial position and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matter was submitted to a vote of the security holders of AMERCO or U-Haul during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      As of April 30, 2005 there were approximately 3,000 holders of record of the common stock. AMERCO’s common stock is listed on NASDAQ under the trading symbol “UHAL.”
      The following table sets forth the high and the low sales price of the common stock of AMERCO for the periods indicated:

	For the Years Ended March 31,

	2005		2004

	High	Low	High	Low

First quarter	$29.50	$19.76	$9.12	$3.10
Second quarter	$38.03	$21.00	$26.66	$6.85
Third quarter	$46.54	$36.89	$28.90	$16.35
Fourth quarter	$48.23	$41.50	$24.34	$21.05
      The common stock of U-Haul is wholly owned by AMERCO. As a result, no active trading market exists for the purchase and sale of such common stock.

Dividends
      AMERCO does not have a formal dividend policy. The Board of Directors of AMERCO periodically considers the advisability of declaring and paying dividends in light of existing circumstances. The Company’s credit facility and its senior note indentures limit the Company’s ability to pay dividends and accordingly, the Company does not anticipate declaring and paying dividends on its common stock in the foreseeable future.
      U-Haul has not declared cash dividends to AMERCO during the three most recent fiscal years.
      See Note 20 of Notes to Consolidated Financial Statements for a discussion of certain statutory restrictions on the ability of the insurance subsidiaries to pay dividends to AMERCO.
      See Note 11 of Notes to Consolidated Financial Statements for a discussion of AMERCO’s preferred stock.
      During the fourth quarter of fiscal 2005, we did not repurchase any shares of our equity securities.

Item 6.	Selected Financial Data
      Listed below is selected financial data for AMERCO and consolidated entities for five years ended March 31:

	For the Year Ended March 31,

	2005	2004		2003	2002	2001

	(In thousands except share and per share data)
Summary of Operations:
Self-moving equipment rentals	$1,437,895		$1,381,208	$1,293,732	$1,253,887	$1,221,416
Self-storage revenues	114,155		247,640	238,938	223,135	192,572
Self-moving and self-storage products and service sales	206,098		232,965	223,677	225,510	215,695
Property management fees	11,839		259	89	88	229
Life insurance premiums	126,236		145,082	158,719	157,371	111,192
Property and casualty insurance premiums	24,987		92,036	149,206	253,799	216,916
Net investment and interest income	56,739		38,281	40,731	47,343	53,797
Other revenue	30,172		38,523	36,252	38,283	32,078

Total revenues	2,008,121		2,175,994	2,141,344	2,199,416	2,043,895

Operating expenses	1,122,197		1,179,996	1,182,222	1,212,403	1,127,903
Commission expenses	172,307		147,010	138,652	137,806	136,205
Cost of sales	105,309		111,906	115,115	122,694	126,506
Benefits and losses	140,343		217,447	248,349	376,673	290,558
Amortization of deferred policy acquisition costs	28,512		39,083	37,681	40,674	36,232
Lease expense	151,354		160,727	166,101	164,075	175,460
Depreciation, net	121,103		148,813	137,446	102,957	103,807
Restructuring expense	—		44,097	6,568	—	—

Total costs and expenses	1,841,125		2,049,079	2,032,134	2,157,282	1,996,671

Earnings from operations	166,996		126,915	109,210	42,134	47,224
Interest expense	(73,205)		(121,690)	(148,131)	(109,465)	(111,878)
Litigation settlement income, net of costs	51,341		—	—	—	—

Pretax earnings (loss)	145,132		5,225	(38,921)	(67,331)	(64,654)
Income tax benefit (expense)	(55,708)		(8,077)	13,935	19,891	22,544

Net earnings (loss)	89,424		(2,852)	(24,986)	(47,440)	(42,110)
Less: Preferred stock dividends	(12,963)		(12,963)	(12,963)	(12,963)	(12,963)

Earnings (loss) available to common shareholders	$76,461		$(15,815)	$(37,949)	$(60,403)	$(55,073)

Net earnings (loss) per common share basic and diluted	$3.68	$	$(0.76)	$(1.82)	$(2.87)	$(2.56)
Weighted average common shares outstanding basic and diluted	20,804,773		20,749,998	20,824,618	21,063,720	21,518,025
Cash dividends declared and accrued
Preferred stock	$12,963		$12,963	$12,963	$12,963	$12,963
Balance Sheet Data:
Property, plant and equipment, net	1,354,468		1,451,805	1,946,317	1,936,076	1,882,010
Total assets	3,103,622		3,394,748	3,832,372	3,732,317	3,599,658
Capital leases	—		99,607	137,031	—	—
AMERCO’s notes and loans payable	780,008		862,703	940,063	1,045,801	1,156,849
SAC Holdings’ notes and loans payable	77,474		78,637	466,781	561,887	376,146
Stockholders’ equity	572,839		503,846	327,448	381,524	446,354

      Listed below is selected financial data for U-Haul International, Inc., for five years ended March 31:

	For the Year Ended March 31,

	2005	2004	2003	2002	2001

	(In thousands)
Summary of Operations:
Self-moving equipment rentals	$1,437,895	$1,380,991	$1,293,686	$1,253,695	$1,221,182
Self-storage revenues	94,431	118,335	109,985	130,691	115,690
Self-moving and self-storage products and service sales	191,078	182,327	174,853	201,006	197,722
Property management fees	14,434	12,974	12,431	8,036	6,472
Net investment and interest income	22,030	21,504	29,358	22,686	25,846
Other revenue	27,489	35,580	18,378	27,795	20,876

Total revenues	1,787,357	1,751,711	1,638,691	1,643,909	1,587,788

Operating expenses	1,100,737	1,062,695	1,029,774	1,088,390	1,062,097
Commission expenses	181,315	176,165	166,334	150,691	148,256
Cost of sales	98,877	87,430	93,735	110,449	116,601
Lease expense	151,937	159,869	165,020	171,656	167,290
Depreciation, net	114,038	125,093	112,815	92,351	87,539

Total costs and expenses	1,646,904	1,611,252	1,567,678	1,613,537	1,581,783
Earnings from operations	140,453	140,459	71,013	30,372	6,005
Interest (expense) income	15,687	8,560	(9,991)	(11,675)	(17,094)

Pretax earnings (loss)	156,140	149,019	61,022	18,697	(11,089)
Income tax benefit (expense)	(59,160)	(52,992)	(21,211)	(6,117)	4,921

Net earnings (loss)	$96,980	$96,027	$39,811	$12,580	$(6,168)

Balance Sheet Data:
Property, plant and equipment, net	$796,361	$875,729	$736,499	$750,779	$731,074
Total assets	1,503,335	1,452,361	1,235,497	1,099,195	935,254
Capital leases	—	99,607	14,793	14,793	—
Stockholders’ equity	701,198	601,514	499,380	458,639	449,586

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
      We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a discussion of the overall strategy of AMERCO, followed by a description of our operating segments, and then a discussion of the strategy of our business segments to give the reader an overview of the goals of our business and the direction in which our business and products are moving. This is followed by a discussion of the Critical Accounting Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for fiscal 2005 compared with fiscal 2004, and for fiscal 2004 compared with fiscal 2003 beginning with an overview. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources” and “Disclosures about Contractual Obligations and Commercial Commitments.” We conclude this MD&A by discussing our outlook for fiscal 2006.
      This MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including “Item 1: Business”, “Item 6: Selected Financial Data” and “Item 8: Financial Statements and

Supplementary Data.” The various sections of this MD&A contain a number of forward looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly under the caption “Risk Factors” in this section. Our actual results may differ materially from these forward looking statements.
Description of Operating Segments
      AMERCO has four reportable operating segments. Our segments are Moving and Storage, Property and Casualty Insurance, Life Insurance and SAC Holdings. (See Notes 1, 21 and 21A to the Consolidated Financial Statements included in this Form 10-K.)
Overall Strategy
      Our overall strategy is to maintain our leadership position in the North American “do-it-yourself” moving and storage industry. Our plan is to provide a seamless and integrated supply chain to the “do-it-yourself” moving and storage market. As part of executing this plan, we leverage the brand recognition of U-Haul with our full line of moving and self-storage related products and services and the convenience of our broad geographic presence.
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
      During fiscal 2004, RepWest decided to focus its activities on providing property and casualty insurance to U-Haul, its customers and its independent dealers and affiliates. We believe this will enable RepWest to focus its core competencies and financial resources to better support our overall strategy by exiting its non-U-Haul lines of business.
      Oxford’s business strategy is long-term capital growth through direct writing and reinsuring of annuity, credit life and disability and Medicare supplement products. Oxford is pursuing this growth strategy of increased direct writing via acquisitions of insurance companies, expanded distribution channels and product development.
Moving and Storage Operating Segment
      Our Moving and Self-Storage Operating Segment consists of the rental of trucks, trailers and self-storage spaces, and sales of moving supplies, trailer hitches and propane to the “do-it-yourself” mover. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.
      With respect to our truck, trailer and self-storage rental business, we are focused on expanding our dealer network, which provides added convenience for our customers and expanding the selection and availability of rental equipment to satisfy the needs of our customers.
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
      eMove.com is an online marketplace that connects consumers to over 5,000 independent customer rated Moving Help and Self- Storage service providers who provide pack and load help, self-storage and more all over North America. A phone access system to Moving Help was launched in September 2004 and has already serviced over 10,000 customers in less than six months.
      eMove also offers a Storage Affiliate program that enables independent self-storage facilities to connect into the eMove network. Affiliates expand their reach by connecting into a moving and storage reservation system and for a fee receive an array of services including web-based management software, savings on insurance, credit card processing, and more. Over 2,700 facilities are now registered on the eMove network.
      With over 33,000 unedited reviews of service providers, the eMove marketplace has facilitated over 60,000 moving and storage transactions all over North America. We believe that acting as an intermediary, with little added investment, serves the customer in a cost effective manner. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.
Property and Casualty Insurance Operating Segment
      RepWest provides loss adjusting and claims handling for U-Haul through regional offices across North America. RepWest also provides components of the Safemove, Safetow and Safestor protection packages to U-Haul customers. We continue to focus on increasing the penetration of these products. The business plan for RepWest includes offering property and casualty products in other U-Haul related programs. During fiscal 2005 and fiscal 2004 RepWest commuted numerous assumed reinsurance treaties to eliminate the risk of further development on these treaties as it exits non-U-Haul business.
Life Insurance Operating Segment
      Oxford originates and reinsures annuities, credit life and disability, single premium whole life, group life and disability coverage, and Medicare supplement insurance. Oxford also administers the self-insured employee health and dental plans for AMERCO. Reinsurance arrangements are entered into with unaffiliated reinsurers.
Critical Accounting Policies and Estimates
      The methods, estimates and judgments we use in applying our accounting policies can have a significant impact on the results we report in our financial statements, which we discuss under the heading “Results of Operations.” Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The accounting estimates that require management’s most difficult and subjective judgments include our principles of consolidation, the recoverability of property, plant and equipment, the adequacy of insurance reserves, and the recognition and measurement of impairments for investments accounted for under SFAS No. 115. Below, we discuss these policies further, as well as the estimates and judgments involved. The estimates are based on historical experience, observance of trends in particular areas, information and valuations available from outside sources and on various other assumptions that are believed to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions and conditions. Such differences may be material.
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
Principles of Consolidation
      The 2005 consolidated financial statements and the 2004 balance sheet include the accounts of AMERCO, its wholly owned subsidiaries, and SAC Holding II Corporation and its subsidiaries (“SAC Holding II”). The 2004 statements of operations, comprehensive income, and cash flows, and the consolidated financial statements for fiscal 2003 and fiscal 2002 include all of those entities plus SAC Holding Corporation and its subsidiaries.

      In fiscal 2003 and fiscal 2002, SAC Holding Corporation and SAC Holding II (together, “SAC Holdings”) were considered special purpose entities and were consolidated based on the provisions of Emerging Issues Task Force (EITF) Issue No. 90-15. For fiscal 2003, AMERCO reported consolidated revenue of $216.8 million, a net loss of $8.7 million, assets of $990 million, and liabilities and shareholder’s equity (deficit) of $1,035.1 million and ($45.1) million, respectively, for SAC Holdings and their subsidiaries.
      In fiscal 2004, the Company applied Financial Interpretation No. 46(R) to its interests in SAC Holdings. Initially, the Company concluded that the SAC entities were variable interest entities (VIE’s) and that the Company was the primary beneficiary. Accordingly, the Company continued to include SAC Holdings entities in its consolidated financial statements.
      Under the provisions of FIN 46(R), certain changes in the operations of a variable interest entity or its relationship with the primary beneficiary constitute a re-determination event and require a reassessment of the variable interest on the basis of the most current facts and circumstances to determine whether or not a company is a variable interest entity, which other company(s) have a variable interest in the variable interest entity and whether or not the reporting company’s variable interest in such variable interest entity make it the primary beneficiary. These determinations and re-determinations require that assumptions be made to estimate the value of the entity and a judgment be made as to whether or not the entity has the financial strength to fund its own operations and execute its business plan without the subordinated financial support of another company.
      In February, 2004, SAC Holding Corporation restructured the indebtedness of three subsidiaries and then distributed its interest in those subsidiaries to its sole shareholder. This triggered a requirement to reassess AMERCO’s involvement with those subsidiaries, which led to the conclusion that based on then existing current contractual and ownership interests between AMERCO and this entity, AMERCO ceased to have a variable interest in those three subsidiaries at that date.
      Separately, in March 2004, SAC Holding Corporation restructured its indebtedness, triggering a similar reassessment of SAC Holding Corporation that led to the conclusion that SAC Holding Corporation was not a VIE and that AMERCO ceased to be the primary beneficiary of SAC Holding Corporation and its remaining subsidiaries, based on SAC Holding Corporation’s ability to fund its own operations and execute its business plan without any future subordinated financial support.
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
      It is possible that SAC Holding Corporation could take actions that would require us to re-determine whether SAC Holding Corporation was a VIE or whether we have become the primary beneficiary of SAC Holding Corporation. Should this occur, we could be required to re-consolidate some or all of SAC Holding Corporation with our financial statements.
      Similarly, SAC Holding II Corporation could take actions that would require us to re-determine whether it is a VIE or whether we continue to be the primary beneficiary of our variable interest in SAC Holding II Corporation. Should we cease to be the primary beneficiary, we would be required to de-consolidate some or all of our variable interest in SAC Holding II Corporation from our financial statements.
Recoverability of Property, Plant and Equipment
      Property, plant and equipment is stated at cost. Interest cost incurred during the initial construction of buildings and rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes principally using the straight-line method over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. Major overhauls to rental equipment are capitalized and are amortized over the estimated period benefited. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation expense when realized. Depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., no gains or losses. During the first quarter of fiscal year 2005, the Company lowered its estimates for residual values on new rental trucks and rental trucks purchased off TRAC leases from 25% of the original cost to 20%. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed.
      We regularly perform reviews to determine whether facts and circumstances exist which indicate that the carrying amount of assets, including estimates of residual value, may not be recoverable or that the useful life of assets is shorter or longer than originally estimated. Reductions in residual values (i.e., the price at which we ultimately expect to dispose of revenue earning equipment) or useful lives will result in an increase in depreciation expense over the life of the equipment. Reviews are performed based on vehicle class, generally subcategories of trucks and trailers. We assess the recoverability of the cost of our assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining lives against their respective carrying amounts. We consider factors such as current and expected future market price trends on used vehicles and the expected life of vehicles included in the fleet. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If the remaining cost of assets is determined to be recoverable, but the useful lives are shorter or longer than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.
      During the fourth quarter of fiscal year 2005, based on an economic market analysis, the Company decreased the estimated residual value of certain rental trucks. The effect of the change decreased pre-tax income for fiscal 2005 by $2.1 million. The in-house analysis of sales of trucks compared the truck model, size, age and average residual value of units sold. Based on the analysis, the estimated residual values are decreased to approximately 20% of historic cost. The adjustment reflects management’s best estimate, based on information available, of the estimated residual value of these rental trucks.
Insurance Reserves
      Liabilities for life insurance and certain annuity policies are established to meet the estimated future obligations of policies in force, and are based on mortality and withdrawal assumptions from recognized actuarial tables which contain margins for adverse deviation. Liabilities for annuity contracts consist of contract account balances that accrue to the benefit of the policyholders, excluding surrender values. Liabilities for health, disability and other policies represents estimates of payments to be made on insurance claims for reported losses and estimates of losses incurred, but not yet reported. Insurance reserves for RepWest and U-Haul International, Inc. take into account losses incurred based upon actuarial estimates in which third party actuaries perform a separate analysis of our reserves on an annual basis for reasonableness. These estimates are based on past claims experience and current claim trends as well as social and economic conditions such as changes in legal theories and inflation. Due to the nature of underlying risks and the high degree of uncertainty associated with the determination of the liability for future policy benefits and claims, the amounts to be ultimately paid to settle liabilities cannot be precisely determined and may vary significantly from the estimated liability.
      A consequence of the long tail nature of the assumed reinsurance and the excess workers compensation lines of insurance that were written by Republic Western is that it takes a number of years for claims to be fully reported and finally settled. Also, the severity of the commercial transportation and the commercial multiple peril programs can fluctuate unexpectedly. During 2004 and 2003 these lines experienced an increase in claim severity that was materially different than the previous year’s actuarial estimations.
Investments
      For investments accounted for under SFAS No. 115, in determining if and when a decline in market value below amortized cost is other than temporary, quoted market prices, dealer quotes or discounted cash flows are reviewed. Other-than-temporary declines in value are recognized in the current period operating results to the extent of the decline.

Recent Accounting Pronouncements
      On June 1, 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections (“SFAS No. 154”), a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Unless early adoption is elected, SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. We do not believe that the adoption of SFAS No. 154 will have a material effect on our results of operations or financial position.
      On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants. SFAS No. 123R is effective for public companies for annual periods beginning after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS No. 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. We do not believe that the adoption of SFAS No. 123R will have a material effect on our results of operations or financial position.
      On November 24, 2004, the FASB issued Statement of Financial Accounting Standards No. 151 “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”) effective for fiscal years beginning after June 15, 2005. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We do not believe that the adoption of SFAS No. 151 will have a material effect on our results of operations or financial position.

Results of Operations
AMERCO and Consolidated Entities

Fiscal 2005 Compared with Fiscal 2004
      Listed below on a consolidated basis are revenues for our major product lines for fiscal 2005 and fiscal 2004:

	Year Ended March 31,

	2005	2004

	(In thousands)
Self-moving equipment rentals	$1,437,895	$1,381,208
Self-storage revenues	114,155	247,640
Self-moving and self-storage product and service sales	206,098	232,965
Property management fees	11,839	259
Life insurance premiums	126,236	145,082
Property and casualty insurance premiums	24,987	92,036
Net investment and interest income	56,739	38,281
Other revenue	30,172	38,523

Consolidated revenue	$2,008,121	$2,175,994

      During fiscal 2005, we built our moving equipment rentals through steady transaction volume, modest price increases and improved mix. Reported storage revenues were reduced $109.2 million as a result of the deconsolidation of SAC Holding Corporation in fiscal 2004 and were reduced $29.7 million as a result of the W.P. Carey Transactions (see footnote 9 for a more detailed discussion of the W.P. Carey Transactions). Self-storage revenues from remaining properties grew as a result of an increase in the number of rooms available for rent, higher occupancy rates and modest price increases. Sales of moving and self storage related products and services followed our growth in self-moving equipment rentals, net of the reduction of approximately $36 million resulting from the deconsolidation of SAC Holding Corporation. Property management fees increased $10.1 million as a result of the deconsolidation of SAC Holding Corporation and increased $1.4 million as a result of the W.P. Carey Transactions.
      RepWest continued to exit non U-Haul related lines of business and as a result, its premium revenues declined approximately $67.0 million. Oxford’s premium revenues declined approximately $18.8 million primarily as a result of the lingering effects of its rating downgrade by A. M. Best in 2003.
      Net investment and interest income increased primarily as a result of the deconsolidation of SAC Holding Corporation and decreased primarily as a result of reduced loans with SAC Holdings.
      As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $2,008.1 million for fiscal 2005, compared with $2,176.0 million for fiscal 2004.
      Total costs and expenses fell by $208.0 million as a result of productivity initiatives at U-Haul, the effect of the W. P. Carey Transactions and the deconsolidation of SAC Holding Corporation. The decrease in total costs and expenses was partially offset by payroll and benefit inflation, $4.4 million of self-moving equipment impairment charges related to a lease buy-out, $2.1 million of additional depreciation expense related to lower residual value assumptions, and litigation settlement costs of $10.6 million at Oxford, net of insurance recoveries. Benefits and losses fell as a result of lower premium revenues at RepWest and Oxford. Benefits and losses included approximately $9.5 million as a result of hurricane related losses at RepWest. The absence of restructuring costs in fiscal 2005 contributed to lower costs and expenses compared with fiscal 2004.
      As a result of the above mentioned changes in revenues and expenses, earnings from operations improved 31.6% to $167.0 million in fiscal 2005 compared with $126.9 million for fiscal 2004.

      Listed below are revenues and earnings from operations at each of our four operating segments for fiscal 2005 and fiscal 2004:

	Year Ended March 31,

	2005	2004

Moving and storage
Revenues	$1,791,667	$1,768,872
Earnings from operations	165,985	93,593
Property and casualty insurance
Revenues	41,417	114,941
Earnings from operations	(14,814)	(35,950)
Life insurance
Revenues	159,484	177,812
Earnings from operations	2,065	11,253
SAC Holdings
Revenues	43,172	218,955
Earnings from operations	10,466	64,693
Eliminations
Revenues	(27,619)	(104,586)
Earnings from operations	3,294	(6,674)
Consolidated Results
Revenues	2,008,121	2,175,994
Earnings from operations	166,996	126,915
      Interest expense for fiscal 2005 was $73.2 million, compared with $121.7 million in fiscal 2004. Lower interest expense in fiscal 2005 reflects the deconsolidation of SAC Holding Corporation, lower borrowings and a lower cost of borrowing.
      Litigation proceeds, net of fees and costs, resulting from the settlement of litigation with our former auditors were $51.3 million in fiscal 2005.
      Income tax expense was $55.7 million in fiscal 2005 compared with $8.1 million in fiscal 2004 and reflects our higher pretax earnings for fiscal 2005, net of an increase in tax in fiscal 2004 of $4.8 million resulting from our settlement with the IRS for tax audits related to 1996 and 1997.
      Dividends accrued on our Series A preferred stock were $13.0 million in fiscal 2005, unchanged from fiscal 2004.
      As a result of the above mentioned items, net earnings available to common shareholders improved to $76.5 million in fiscal 2005, compared with a net loss of $15.8 million in fiscal 2004. Fiscal 2005 results included non-recurring litigation proceeds of $51.3 million pretax, while last year’s results included non-recurring restructuring charges of $44.1 million pretax.
      The weighted average number of basic and diluted shares outstanding were 20,804,773 in fiscal 2005 and were 20,749,998 in fiscal 2004.
      Basic and diluted earnings per share in fiscal 2005 were $3.68 per share, compared with a net loss per share of $0.76 for the same period last year.

     Fiscal 2004 Compared With Fiscal 2003
      Listed below on a consolidated basis are revenues for our major product lines for fiscal 2004 and fiscal 2003:

	Year Ended March 31,

	2004	2003

	(In thousands)
Self-moving equipment rentals	$1,381,208	$1,293,732
Self-storage revenues	247,640	238,938
Self-moving and self-storage product and service sales	232,965	223,677
Property management fees	259	89
Life insurance premiums	145,082	158,719
Property and casualty insurance premiums	92,036	149,206
Net investment and interest income	38,281	40,731
Other revenue	38,523	36,252

Consolidated revenue	$2,175,994	$2,141,344

      During fiscal 2004 we built our self-moving equipment rentals through steady transaction volume, price increases and improved mix. Self-storage revenues were driven by an increase in the number of rooms available for rent, higher occupancy rates and modest price increases. Sales of moving and self storage related products and services followed our growth in self-moving equipment rentals.
      RepWest began to exit non U-Haul related lines of business and as a result, its premium revenues declined approximately $57.2 million. Oxford’s premium revenues declined approximately $13.6 million, primarily as a result of the effects of its rating downgrade by A.M. Best in 2003.
      As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $2,176.0 million for fiscal 2004, compared with $2,141.3 million for fiscal 2003.
      Total costs and expenses rose $16.9 million in fiscal 2004, compared with fiscal 2003.
      Increases in expenses were primarily driven by payroll and benefit inflation and $37.5 million of additional restructuring costs. Benefits and losses fell as a result of fewer outstanding policies at RepWest and Oxford, and increased as a result of adverse development and reserve strengthening at RepWest. Expenses fell as a result of productivity initiatives at U-Haul and downsizing activities at RepWest and Oxford.
      As a result of the above mentioned changes in revenues and expenses, earnings from operations improved 16.2% to $126.9 million in fiscal 2004, compared with $109.2 million for fiscal 2003.

      Listed below are earnings from operations at each of our four operating segments for fiscal 2004 and fiscal 2003:

	Year Ended March 31,

	2004	2003

Moving and storage
Revenues	$1,768,872	$1,649,683
Earnings from operations	93,593	68,861
Property and casualty insurance
Revenues	114,941	174,936
Earnings from operations	(35,950)	(7,983)
Life insurance
Revenues	177,812	183,220
Earnings from operations	11,253	(1,426)
SAC Holdings
Revenues	218,955	216,795
Earnings from operations	64,693	68,776
Eliminations
Revenues	(104,586)	(83,290)
Earnings from operations	(6,674)	(19,018)
Consolidated Results
Revenues	2,175,994	2,141,344
Earnings from operations	126,915	109,210
      Interest expense for fiscal 2004 was $121.7 million, compared with $148.1 million in fiscal 2003. Higher interest expense in fiscal 2003 included payments of $26.5 million for the early termination of BBAT’s.
      Income tax expense was $8.1 million in fiscal 2004 compared with a benefit of $13.9 million in fiscal 2003 and reflects our stronger pretax earnings for fiscal 2004 and an additional $4.8 million resulting from our settlement with the IRS for tax audits related to 1996 and 1997.
      Dividends accrued on our Series A preferred stock were $13.0 million in fiscal 2004, unchanged from fiscal 2003.
      As a result of the above mentioned items, net earnings available to common shareholders were a net loss of $15.8 million in fiscal 2004, including non-recurring restructuring costs of $44.1 million, pre-tax, compared with a net loss of $37.9 million in fiscal 2003.
      The weighted average number of basic and diluted shares outstanding were 20,749,998 in fiscal 2004 and were 20,824,618 in fiscal 2003.
      Basic and diluted earnings per share in fiscal 2004 were a net loss per share of $0.76, compared with a net loss per share of $1.82 for fiscal 2003.

Moving and Storage

Fiscal 2005 Compared with Fiscal 2004
      Listed below are revenues for the major product lines at our Moving and Storage operating segment for fiscal 2005 and fiscal 2004:

	Year Ended March 31,

	2005	2004

	(In thousands)
Self-moving equipment rentals	$1,437,895	$1,381,208
Self-storage revenues	96,202	121,204
Self-moving and self-storage product and service sales	191,078	182,388
Property management fees	14,434	12,974
Net investment and interest income	29,902	38,459
Other revenue	22,156	32,639

Segment revenue	$1,791,667	$1,768,872

      During fiscal 2005 we built our self-moving equipment rentals through steady transaction volume, modest price increases and improved mix. Reported self-storage revenues were reduced $29.7 million as a result of the W.P. Carey Transactions (see footnote 9 for a more detailed discussion of the W.P. Carey Transactions). Self-storage revenues from remaining properties grew as a result of an increase in the number of rooms available for rent, higher occupancy rates and modest price increases. Sales of moving and self storage related products and services followed our growth in self-moving equipment rentals, net of the reduction of approximately $36.0 million resulting from the deconsolidation of SAC Holding Corporation. Property management fees increased $1.4 million as a result of the W.P. Carey Transactions.
      We continued to exercise tight controls over expenses, with total costs and expenses decreasing $32.1 million, or 2.0% in fiscal 2005 compared with fiscal 2004. Expenses fell as a result of the absence of restructuring charges, productivity initiatives throughout U-Haul and the effect of the W. P. Carey Transaction. Expenses increased as a result of payroll and benefit inflation, rising repair and maintenance costs, $4.4 million of self-moving equipment impairment charges related to a lease buy-out and $2.1 million of additional depreciation expense related to lower residual value assumptions.
      As a result of the above mentioned changes in revenues and expenses, earnings from operations increased 77.4% to $166.0 million in fiscal 2005 compared with $93.6 million for fiscal 2004.

Fiscal 2004 Compared with Fiscal 2003
      Listed below are revenues for our major product lines at our Moving and Storage operating segment for fiscal 2004 and fiscal 2003:

	Year Ended March 31,

	2004	2003

	(In thousands)
Self-moving equipment rentals	$1,381,208	$1,293,732
Self-storage revenues	121,204	112,755
Self-moving and self-storage product and service sales	182,388	174,909
Property management fees	12,974	12,431
Net investment and interest income	38,459	41,211
Other revenue	32,639	14,645

Segment revenue	$1,768,872	$1,649,683

      During fiscal 2004 we built our self-moving equipment rentals through steady transaction volume, price increases and improved mix. Self-storage revenues were driven by an increase in the number of rooms available for rent, higher occupancy rates and modest price increases. Sales of moving and self storage related products and services followed our growth in moving equipment rental revenues.
      Although we continued to exercise tight controls over spending, total costs and expenses increased $81.2 million, or 5.2% in fiscal 2004 compared with fiscal 2003. Operating expenses increased $37.5 million as a result of higher restructuring costs. Also, payroll and benefit inflation and rising repair and maintenance costs contributed to higher costs.
      As a result of the above mentioned changes in revenues and expenses, earnings from operations improved 35.8% to $93.6 million in fiscal 2004 compared with $68.9 million for fiscal 2003.
U-Haul International, Inc.

Fiscal 2005 Compared with Fiscal 2004
      Listed below are revenues for the major product lines at U-Haul International, Inc. for fiscal 2005 and fiscal 2004:

	Year Ended March 31,

	2005	2004

	(In thousands)
Self-moving equipment rentals	$1,437,895	$1,380,991
Self-storage revenues	94,431	118,335
Self-moving and self-storage product and service sales	191,078	182,327
Property management fees	14,434	12,974
Net investment and interest income	22,030	21,504
Other revenue	27,489	35,580

Segment revenue	$1,787,357	$1,751,711

      During fiscal 2005 we built our self-moving equipment rentals through steady transaction volume, modest price increases and improved mix. Reported self-storage revenues were reduced $29.7 million as a result of the W.P. Carey Transactions. Self-storage revenues grew as a result of an increase in the number of rooms available for rent, higher occupancy rates and modest price increases. Property management fees increased $1.4 million as a result of the W.P. Carey Transactions. Sales of moving and self storage related products and services followed our growth in moving equipment rental revenues.
      Although we continued to exercise tight controls over spending, total costs and expenses increased $35.7 million, or 2.2% in fiscal 2005, compared with fiscal 2004. Operating expenses fell as a result of productivity initiatives throughout U-Haul and the affect of the W. P. Carey Transactions. Operating expenses increased as a result of payroll and benefit inflation, rising repair and maintenance costs, $4.4 million of self-moving equipment impairment charges related to a lease buy-out and $2.1 million of additional depreciation expense related to lower residual value assumptions.
      As a result of the above mentioned changes in revenues and expenses, earnings from operations remained constant at $140.5 million in fiscal 2005 and 2004.

Fiscal 2004 Compared with Fiscal 2003
      Listed below are revenues for the major product lines at U-Haul International, Inc. for fiscal 2004 and fiscal 2003:

	Year Ended March 31,

	2004	2003

	(In thousands)
Self-moving equipment rentals	$1,380,991	$1,293,686
Self-storage revenues	118,335	109,985
Self-moving and self-storage product and service sales	182,327	174,853
Property management fees	12,974	12,431
Net investment and interest income	21,504	29,358
Other revenue	35,580	18,378

Segment revenue	$1,751,711	$1,638,691

      During fiscal 2004 we built our self-moving equipment rentals through steady transaction volume, price increases and improved mix. Self-storage revenues were driven by an increase in the number of rooms available for rent, higher occupancy rates and modest price increases. Sales of moving and self storage related products and services followed our growth in moving equipment rentals.
      Although we continued to exercise tight controls over spending, total costs and expenses increased $43.6 million, or 2.8% in fiscal 2004 compared with fiscal 2003. Operating expenses increased as a result of payroll and benefit inflation and rising repair and maintenance costs. Operating expenses fell as a result of productivity initiatives throughout U-Haul.
      As a result of the above mentioned changes in revenues and expenses, earnings from operations improved 97.9% to $140.5 million in fiscal 2004 compared with $71.0 million for fiscal 2003.
Republic Western Insurance Company

2004 Compared with 2003
      Premium revenues were $25.0 million and $93.2 million for the years ended December 31, 2004 and 2003, respectively. The overall decrease is due to the Company’s exiting lines not associated with the Self-Storage or Self-Moving industries. Self-Storage and Self-Moving industry premiums were $18.9 million and $23.6 million for 2004 and 2003, respectively. The decrease is a result of the company being under supervision and its “C”, rating which resulted in lower writings on non-U-Haul self storage business. Other lines of business were $6.1 million and $69.6 million for 2004 and 2003, respectively.
      Net investment income was $16.4 million and $21.7 million for 2004 and 2003, respectively. The reduction was due to a decrease in the Company’s invested asset base.
      Benefits and losses incurred were $39.7 million and $109.4 million for 2004 and 2003, respectively. The decreases resulted from reduced earned premiums resulting from RepWest’s decision to exit its non-U-Haul lines, which was offset by the losses from the Florida hurricanes and additional reserves added to the long-tailed programs.
      Amortization of deferred acquisition costs was $4.7 million and $14.1 million for 2004 and 2003, respectively. The decrease is due to decreased premium writings.
      Operating expenses were $11.8 million and $27.4 million for 2004 and 2003, respectively. The decrease was due to decreased commissions, as well as, a reduction of general administrative expenses due to the exit of the non-U-Haul lines.
      Pretax losses from operations were $14.8 million and $36.0 million for 2004 and 2003, respectively. The loss in 2004 was the result of approximately $9.5 million in incurred losses and related expenses resulting from the hurricanes that hit the Southeastern United States in the summer and fall of 2004, as well as additional reserves recorded for the Company’s cancelled lines of business.

2003 Compared with 2002
      Premium revenues were $93.2 million and $152.6 million for the years ended December 31, 2003 and 2002, respectively. The overall decrease is due to the Company’s exiting all lines not associated with the Self-Storage or Self-Moving industries. Self-Storage and Self-Moving industry premiums were $23.6 million and $32.1 million for 2003 and 2002, respectively. The decrease is a result of a change in the structure of the U-Haul business to deductible/self-insured arrangements. Other lines of business were $69.6 million and $120.5 million for 2003 and 2002, respectively.
      Net investment income was $21.7 million and $22.3 million for 2003 and 2002 respectively.
      Benefits and losses incurred were $109.4 million and $128.7 million for 2003 and 2002, respectively. The decrease resulted from reduced earned premiums resulting from RepWest’s decision to exit its non Self-Storage and Self-Moving lines, which was offset by the additional reserves added to the non Self-Storage and Self-moving lines that were exited.
      Amortization of deferred acquisition costs was $14.1 million and $17.1 million for 2003 and 2002, respectively. The decrease was due to decreased premium writings.
      Operating expenses were $27.4 million and $37.1 million for 2003 and 2002, respectively. The decrease was due to decreased commissions, as well as, a reduction of general administrative expenses due to the exit of the non Self-Storage and non Self-Moving lines.
      Pretax losses from operations were $36.0 million and $8.0 million for the year ended December 31, 2003 and 2002, respectively. The increase in losses in 2003 was due to the additional reserves that were recorded for business lines that were terminated.
      The provision for unpaid losses and loss adjustment expenses (net of reinsurance recoveries of $107.4 million) for insured events in prior years increased by $53.1 million in calendar 2003. The adjustment related to prior years is primarily associated with two developments in 2003. The first is associated with the long tail nature of the assumed reinsurance and excess workers compensation lines, two lines that were previously written by Republic Western. Claims associated with these lines take numerous years to be fully reported and finally settled. During 2003, these programs were evaluated and additional reserves were recorded to account for unanticipated and previously unknown increases in medical and other costs that are likely to occur prior to the ultimate settlement. The second development was the unexpected severity in Republic Western’s commercial transportation and commercial multiple peril programs. Both of these lines experienced increased claim severity during 2003 that had a negative effect on the 2003 actuarial estimations. The increased claim severity was not known in prior years and thus was not reflected in previous actuarial calculations.

      The following table illustrates the change in unpaid loss and loss adjustment expenses. The first line represents reserves as originally reported at the end of the stated year. The second section, reading down, represents cumulative amounts paid as of the end of successive years with respect to that reserve. The third section, reading down, represents revised estimates of the original recorded reserve as of the end of successive years. The last section compares the latest revised estimated reserve amount to the reserve amount as originally established. This last section is cumulative and should not be summed.
Unpaid Loss and Loss Adjustment Expenses

	December 31

	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004

	(In thousands)
Unpaid Loss and Loss Adjustment Expenses	$329,741	$341,981	$332,674	$384,816	$344,748	$334,858	$382,651	$448,987	$399,447	$416,259	$380,875
Paid (Cumulative) as of:
One year later	86,796	89,041	89,336	103,752	82,936	117,025	130,471	130,070	100,851	73,384
Two years later	139,247	150,001	161,613	174,867	164,318	186,193	203,605	209,525	164,255
Three years later	173,787	195,855	208,168	216,966	218,819	232,883	255,996	266,483
Four years later	198,434	226,815	232,726	246,819	255,134	264,517	299,681
Five years later	219,425	243,855	250,312	269,425	274,819	295,997
Six years later	231,447	254,204	263,645	282,598	297,354
Seven years later	237,118	264,120	274,249	300,814
Eight years later	242,450	273,205	289,614
Nine years later	250,475	286,708
Ten years later	263,095
Reserve Reestimated as of:
One year later	338,033	353,508	354,776	357,733	339,602	377,096	433,222	454,510	471,029	447,524
Two years later	340,732	369,852	342,164	361,306	371,431	432,714	454,926	523,624	508,180
Three years later	349,459	328,445	346,578	369,598	429,160	437,712	517,361	545,836
Four years later	302,808	331,897	349,810	398,899	413,476	480,200	533,067
Five years later	300,180	339,665	376,142	398,184	443,696	489,384
Six years later	307,306	347,664	369,320	428,031	456,797
Seven years later	332,762	344,451	396,197	435,972
Eight years later	311,682	360,149	397,363
Nine years later	323,241	362,369
Ten years later	325,690
Cumulative Redundancy (Deficiency)	$4,051	$(20,388)	$(64,689)	$(51,156)	$(112,049)	$(154,526)	$(150,416)	$(96,849)	$(108,733)	$(31,265)
Retro Premium Recoverable	878	623	1,582	3,037	(1,879)	6,797	5,613	21,756	7,036	374

Reestimated Reserve:
Amount (Cumulative)	$4,929	$(19,765)	$(63,107)	$(48,119)	$(113,928)	$(147,729)	$(144,803)	$(75,093)	$(101,697)	$(30,891)

      Activity in the liability for unpaid losses and loss adjustment expenses for RepWest is summarized as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Balance at January 1	$416,259	$399,447	$448,987
Less reinsurance recoverable	177,635	146,622	128,044

Net balance at January 1	238,624	252,825	320,943
Incurred related to:
Current year	17,960	56,454	112,284
Prior years	21,773	53,127	16,396

Total incurred	39,733	109,581	128,680
Paid related to:
Current year	13,570	22,931	66,728
Prior years	73,384	100,851	130,070

Total paid	86,954	123,782	196,798

Net balance at December 31	191,403	238,624	252,825
Plus reinsurance recoverable	189,472	177,635	146,622

Balance at December 31	$380,875	$416,259	$399,447

      The liability for incurred losses and loss adjustment expenses (net of reinsurance recoverable of $189.5 million) increased by $21.8 million in fiscal 2004. The increase is a result of additional reserves being added for RepWest’s liabilities that are long term in nature.
Oxford Life Insurance Company

2004 Compared with 2003
      Net premiums were $127.7 million, $147.8 million for the years ended December 31, 2004 and 2003, respectively. Medicare supplement premiums decreased by $8.2 million from 2003 due to lapses on closed lines being greater than new business written on active lines. Credit insurance premiums decreased $6.9 million from 2003 due to fewer accounts resulting from the rating downgrade by A.M. Best. Life, other health, and annuity premiums decreased $5.0 million from 2003 primarily from reduced life insurance sales and fewer annuitizations.
      Net investment income was $23.5 million and $19.0 million for 2004 and 2003, respectively.
      Benefits incurred were $91.5 million and $103.5 million for 2004 and 2003, respectively. Medicare supplement benefits decreased $5.8 million from 2003 due primarily to reduced exposure. Credit insurance benefits decreased $2.8 million from 2003 due to reduced exposure and improved disability experience. Life insurance benefits decreased $3.6 million from 2003 as new business declined and existing exposure decreased. All other lines had increases of $0.2 million from 2003.
      Amortization of deferred acquisition costs (DAC) and the value of business acquired (VOBA) was $23.8 million and $25.0 million for 2004 and 2003, respectively. These costs are amortized for life and health policies as the premium is earned over the term of the policy; and for deferred annuities in relation to interest spreads. Annuity amortization increased $0.8 million from 2003 primarily due to increased surrender activity. Other segments, primarily credit, had decreases of $2.0 million from 2003 due to decreased new business volume.
      Operating expenses were $42.2 million and $38.1 million for 2004 and 2003, respectively. The $10.6 million accrual related to the Kocher settlement, net of insurance recoveries, accounted for the majority of the variance. Non-deferrable commissions have decreased $5.5 million from 2003 primarily due to decreased sales of Medicare supplement and life products.
      Earnings from operations were $2.1 million and $11.3 million for 2004 and 2003, respectively. The decrease in 2004 from 2003 is due primarily to the $10.6 million accrual for the Kocher settlement offset by improved investment income, and positive loss experience in the Medicare supplement and Credit insurance segments.

2003 Compared with 2002
      Net premiums were $147.8 million and $161.4 million for 2003 and 2002, respectively. Medicare supplement premiums decreased by $3.5 million from 2002. Life Insurance premiums decreased $4.1 million from 2002. Credit life and disability premiums decreased $4.8 million from 2002 due to account cancellations and decreased penetration. Other health and annuity premiums decreased $1.3 million from 2002 primarily from reduced life insurance sales.
      Net investment income was $19.0 million and $13.9 million for 2003 and 2002, respectively. The increase from 2002 is due to fewer capital losses and fewer limited partnership losses offset by a lower invested asset base and reduced reinvestment rates.
      Benefits incurred were $103.5 million and $115.6 million for 2003 and 2002, respectively. Medicare supplement benefits decreased $6.5 million from 2002 primarily due to decreased exposure and improved experience. Credit insurance benefits decreased $2.3 million from 2002 due to reduced exposure. Benefits from other health lines increased $0.3 million from 2002 due to increased morbidity. Annuity and life benefits decreased $3.6 million from 2002 due to decreases in life insurance exposure.
      Amortization of deferred acquisition costs (DAC) and the value of business acquired (VOBA) was $25.0 million and $20.5 million for 2003 and 2002, respectively. These costs are amortized for life and health policies as the premium is earned over the term of the policy; and for deferred annuities in relation to interest spreads. Amortization associated with annuity policies increased $6.4 million from 2002 primarily due to increased surrender activity. Other segments decreased $1.9 million from 2002 due to decreased new business volume.
      Operating expenses were $38.1 million and $48.5 million for 2003 and 2002, respectively. Commissions decreased $4.1 million from 2002 primarily due to decreases in new business. General and administrative expenses decreased $6.3 million from 2002.
      Earnings/(losses) from operations were $11.3 million and ($1.4) million for 2003 and 2002, respectively. The increase from 2002 is due primarily from fewer other than temporary declines in the investment portfolio and improved loss ratios in the Medicare supplement segment.
SAC Holdings

Fiscal 2005 Compared with Fiscal 2004
      Listed below are revenues for our major product lines at SAC Holdings for fiscal 2005 and fiscal 2004:

	Year Ended March 31,

	2005	2004

	(In thousands)
Self-moving rental	$9,008	$29,155
Self-storage rental	17,953	126,436
Self-moving and self-storage product and service sales	15,020	50,577
Other revenue	1,191	12,787

Segment revenue	$43,172	$218,955

      During March 2004, SAC Holding Corporation ceased to be a variable interest entity and AMERCO ceased being the primary beneficiary of SAC Holding Corporation. As a result of this, AMERCO deconsolidated its interests in SAC Holding Corporation at that time. AMERCO remains the primary beneficiary of its contractual variable interests in SAC Holding II Corporation for fiscal 2005 and 2004.
      Revenues for fiscal 2005 fell $175.8 million, primarily as a result of the above mentioned deconsolidation.
      Total costs and expenses were $32.7 million in fiscal 2005, compared with $154.3 million in fiscal 2004. Total costs and expenses fell $121.6 million, primarily as a result of the above mentioned deconsolidation.
      Earnings from operations were $10.5 million in fiscal 2005 compared with $64.7 million in fiscal 2004. Earnings from operations fell $54.2 million in fiscal 2005 compared with fiscal 2004, primarily as a result of the above mentioned deconsolidation.

Fiscal 2004 Compared with Fiscal 2003
      Listed below are revenues for our major product lines at SAC Holdings for fiscal 2004 and fiscal 2003:

	Year Ended March 31,

	2004	2003

	(In thousands)
Self-moving equipment rentals	$29,155	$27,680
Self-storage revenues	126,436	126,183
Self-moving and self-storage product and service sales	50,577	48,768
Other revenue	12,787	14,164

Segment revenue	$218,955	$216,795

      During fiscal 2004 we built our moving equipment rentals through steady transaction volume, price increases and improved mix. Storage revenues were driven by an increase in the number of rooms available for rent, higher occupancy rates and modest price increases. Sales of moving and self-storage related products and services followed our growth in moving equipment rentals.
      Total costs and expenses increased as a result of wage and benefit inflation and higher property taxes, cost of sales, utilities and insurance costs.
      As a result of the above mentioned changes in revenues and expenses, earnings from operations were $64.7 million in fiscal 2004, compared with $68.8 million in fiscal 2003.

Liquidity and Capital Resources
      Our financial condition remains strong. At March 31, 2005, cash and short-term investments totaled $56.0 million, compared with $81.6 million at March 31, 2004. Total short-term and long-term debt, plus capital lease obligations were $780.0 million at March 31, 2005, compared with $962.3 million at March 31, 2004, and represented 1.4 times stockholders’ equity at March 31, 2005, compared with 1.9 times stockholders’ equity at March 31, 2004.
      A summary of our cash flows for fiscal 2005, fiscal 2004 and fiscal 2003 is shown in the table below:

	Year Ended March 31,

	2005	2004	2003

	(In thousands)
Cash flow from operating activities	$220,719	$(62,833)	$118,133
Cash flow from investing activities	36,176	60,187	(81,113)
Cash flow from financing activities	(282,497)	17,369	(11,632)

Net cash flow	(25,602)	14,723	25,388
Cash at the beginning of the period	81,557	66,834	41,446

Cash at the end of the period	$55,955	$81,557	$66,834

      Cash from operating activities in fiscal 2005 was provided by net income of $89.4 million plus non-cash related items of $209.8 million. Cash from operating activities in fiscal 2005 was used in the reduction of insurance policy liabilities and deferred insurance policy acquisition costs and to fund increases in working capital. This compares with fiscal 2004 when cash from operating activities was used by a net loss of $2.9 million plus the reduction of insurance policy liabilities and deferred insurance policy acquisition costs and to fund increases in working capital. Cash from operating activities was provided by non-cash related items of $281.4 million. This compares with fiscal 2003 when cash from operating activities was used by a net loss of $25.0 million plus the reduction of insurance policy liabilities and deferred insurance policy acquisition costs and to fund increases in working capital. Cash from operating activities was provided by non-cash related items of $149.2 million.
      We provided $36.2 million of net cash from investing activities in fiscal 2005 primarily as a result of the W.P. Carey Transactions, net of investments in property, plant and equipment. We provided $60.2 million in fiscal 2004, primarily as a result of real estate and property and equipment sales, net of other investments in property, plant and equipment. We used $81.1 million of net cash from investing activities in fiscal 2003, primarily as a result of investments in property, plant and equipment. Investments in property, plant and equipment were $285.0 million in fiscal 2005, $198.4 million in fiscal 2004 and $243.2 million in fiscal 2003, as we continue to invest in rental equipment.
      We borrowed $129.4 million in fiscal 2005, compared with $997.0 million in fiscal 2004, and $371.7 million in fiscal 2003. We paid down financing by $313.0 million (including $99.6 million for the W.P. Carey Transactions) in fiscal 2005, compared with $888.2 million in fiscal 2004 and $442.1 million in fiscal 2003. Additional financing uses of cash included payment of dividends. In November 2004, our Board of Directors approved the payment of all dividend arrearages on our Series A 8 1/2% Preferred Stock. Regular quarterly cash dividends have been paid on a current basis since February 2004. As a result, our dividend payments were $25.9 million higher in fiscal 2005 compared with fiscal 2004. There were dividend payments of $6.5 million during fiscal 2003. Financing sources of cash were primarily borrowings under our revolving credit agreements ($129.4 million in fiscal 2005, compared with $164.1 million in fiscal 2004 and $205.0 million in fiscal 2003).
      The capital structure in place at March 31, 2005 allowed us to achieve our near-term operational plans and goals and support our preferred stock dividend program. We believe the new capital structure that is in place as of June 8, 2005 will allow us to achieve our longer-term operational plans and goals and provide us with sufficient liquidity for the next three to five years. We believe this will allow us to focus on our operations and business to further improve our liquidity in the long-term. We believe these improvements will enhance our access to capital markets. However, there can be no assurance that future cash flows will be sufficient to meet our outstanding obligations or our future capital needs.
Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Self-Storage
      To meet the needs of its customers, U-Haul maintains a large fleet of rental equipment. Historically, capital expenditures have primarily reflected rental equipment acquisitions. The capital required to fund these expenditures has historically been obtained through internally generated funds from operations, lease financing and sales of used equipment. Going forward, we anticipate that a substantial portion of our internally generated funds will be used to enhance liquidity by paying down existing indebtedness. During each of the fiscal years ended March 31, 2006, 2007 and 2008, U-Haul estimates that net capital expenditures will average approximately $150 million to maintain its fleet at current levels. Financial covenants contained in our loan agreements at March 31, 2005 limit the amount of capital expenditures we can make in 2006, 2007 and 2008, net of dispositions, to $245 million, $195 million and $195 million, respectively. We intend to focus our growth on expanding our independent dealer network, which does not require a substantial amount of capital resources.
      In the past our real estate requirements were for the acquisition of self-storage properties to support U-Haul’s growth, and were primarily financed through lease and debt financing. Going forward, U-Haul’s growth plan in self-storage is focused on eMove, which does not require the acquisition or construction of self-

storage properties by the Company. Therefore, we do not anticipate that our real estate needs will not require substantial capital.

Property and Casualty Insurance
      At December 31, 2004, RepWest had no notes and loans due in less than one year and its accounts payable and accrued expenses and other policyholders’ funds and liabilities were $8.7 million. RepWest financial assets (cash, receivables, inventories, and short-term investments) at December 31, 2004, were $401.1 million.
      Stockholder’s equity was $154.8 million, $169.0 million, and $199.1 million at December 31, 2004, 2003, and 2002 respectively. Republic does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions. RepWest did not pay dividends to its parent during 2004, 2003 or 2002.

Life Insurance
      As of December 31, 2004, Oxford had no notes and loans payable in less than one year and its accounts payable and accrued expenses and other policyholders’ funds and liabilities were $21.3 million. Oxford’s financial assets (cash, receivables, short-term investments, other investments and fixed maturities) at December 31, 2004 were approximately $777.4 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Oxford’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.
      Oxford’s stockholder’s equity was $115.0 million, $121.0 million, and $111.1 million in at December 31, 2004, 2003 and 2002, respectively. Increases from earnings were offset by decreases in unrealized gains resulting from the change in interest rates.
SAC Holdings
      SAC Holdings operations are funded by various mortgage loans and unsecured notes. SAC Holdings does not utilize revolving lines of credit to finance its operations or acquisitions. Certain of SAC Holdings loan agreements contain restrictive covenants and restrictions on incurring additional subsidiary indebtedness.
Cash Provided from Operating Activities by Operating Segments

Moving and Self-Storage
      Cash provided by operating activities was $226.5 million, $60.7 million and $201.1 million in fiscal 2005, 2004 and 2003, respectively. Fiscal 2005 results were primarily the result of net earnings plus non-cash items. Fiscal 2004 was primarily the result of non-cash items, partially offset by increases in working capital and net losses. Fiscal 2003 results were primarily the result of non-cash items plus reductions in working capital, partially offset by net losses.

Property and Casualty Insurance
      Cash used by operating activities were $31.6 million, $86.1 million, and $75.1 million for 2004, 2003, and 2002, respectively. The cash used by operating activities was the result of RepWest’s exiting its non Self-Storage and Self-Moving lines and the associated reduction of reserves in the lines exited.
      RepWest’s cash and cash equivalents and short-term investment portfolio were $90.3 million, $62.1 million, and $35.1 million at December 31, 2004, 2003, and 2002, respectively. This balance includes funds in transition from maturity proceeds until reinvested in long term investments. We believe that this level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs for the foreseeable future. Capital and operating budgets allow RepWest to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance
      Cash provided (used) by operating activities from Oxford was $24.8 million, $20.9 million and ($18.0) million for 2004, 2003 and 2002, respectively.
      In addition to cash flows from operating activities, a substantial amount of liquid funds is available through Oxford’s short-term portfolio. At December 31, 2004, 2003 and 2002, short-term investments amounted to $113.8 million, $124.7 million and $80.4 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.
SAC Holdings
      Cash provided (used) by operating activities at SAC Holdings was $1.1 million and ($8.2) million for fiscal 2005 and fiscal 2004, respectively. Cash of $13.5 million was provided by operating activities in fiscal 2003. The primary source of cash in fiscal 2005 was a decrease in accounts payable and accrued liabilities. The primary use of cash in fiscal 2004 was the deconsolidation of SAC Holding Corporation. The primary source of cash in fiscal 2003 was an increase in accounts payable and accrued liabilities.
Liquidity and Capital Resources — Summary
      We believe we have the financial resources needed to meet our business requirements including capital expenditures for the investment and expansion of our rental fleet, rental equipment and rental storage space, working capital requirements and our preferred stock dividend program.
      For a more detailed discussion of our long-term debt and borrowing capacity, please see footnote 9 “Borrowings” to the “Notes to the Consolidated Financial Statements.”

Disclosures about Contractual Obligations and Commercial Commitments
      The following table provides contractual commitments and contingencies as of March 31, 2005:

		Payment Due by Period (as of March 31, 2005)

		Prior to	04/01/06	04/01/08	April 1, 2010
Contractual Obligations	Total	03/31/06	03/31/08	03/31/10	and Thereafter

	(In thousands)
Revolving credit facility, senior secured first lien	$84,862	$—	$—	$84,862	$—
Interest portion on Revolving credit facility	10,492	2,623	5,246	2,623
Senior amortizing notes, secured, first lien, due 2009	346,500	3,500	7,000	336,000	—
Interest portion on Senior amortizing notes	76,232	19,058	38,116	19,058
Senior notes, secured second lien, 9%, due 2009	200,000	—	—	200,000	—
Interest portion on Senior notes	72,000	18,000	36,000	18,000
Senior subordinated notes, secured, 12% due 2011	148,646	—	—	—	148,646
Interest portion on Senior subordinated notes	107,028	17,838	35,676	35,676	17,838
AMERCO’s operating leases	357,200	102,116	134,360	63,893	56,831
Private Mini Support Agreement	2,888	—	—	—	2,888
Other obligations	17,559	—	—	—	17,559
Interest portion on Other obligations	5,502	917	1,834	1,834	917
SAC Holding II Corporation notes and loans*	152,562	1,331	2,751	3,464	145,016
Elimination of SAC Holding II obligations to AMERCO	(75,088)	—	—	—	(75,088)

Total contractual obligations	$1,506,383	$165,383	$260,983	$765,410	$314,607

As presented above, contractual obligations on debt and guarantees represent principal payments while contractual obligations for capital and operating leases represent the notional payments under the lease arrangements, including anticipated future cash payments for interest on capital leases.

*	These notes and loans represent obligations of SAC Holding II Corporation issued to third party lenders and AMERCO through its subsidiaries.
Off Balance Sheet Arrangements
      AMERCO used certain equipment and occupies certain facilities under operating lease commitments with terms expiring substantially through 2034 with the exception of one land lease expiring in 2079. In the event of a shortfall in proceeds from the sale of the underlying assets, AMERCO has guaranteed approximately $143.9 million of residual values at March 31, 2005 for these assets at the end of the respective lease terms. AMERCO has been leasing equipment since 1987 and, thus far, we have experienced no residual value shortfalls. See details related to operating lease commitments in Note 16 to the consolidated financial statements on page F-31.
      The Company uses off-balance sheet arrangements where the economics and sound business principles warrant their use. The Company’s principal use of off-balance sheet arrangements occurred in connection with the expansion of our self-storage business. The Company currently manages the self-storage properties owned by SAC Holdings and its affiliates, pursuant to a standard form of management agreement with each SAC Holdings subsidiary and its affiliates, pursuant to which the Company receives a management fee based on the gross receipts from the properties plus reimbursement for certain expenses. We received management fees, exclusive of expenses, of $14.4 million during fiscal 2005. This management fee is consistent with the fees we received from unrelated parties for other properties we manage.
      Certain subsidiaries of SAC Holdings and its affiliates act as U-Haul dealers. The financial and other terms of the dealership contracts with subsidiaries of SAC Holdings and its affiliates are substantially identical to the terms of those with our 14,071 independent dealers. During fiscal 2005, we paid subsidiaries of SAC Holdings $33.1 million in commissions pursuant to such dealership contracts.
      The Company leased space for certain of its marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings and its affiliates. Total lease payments pursuant to such leases were $2.7 million during fiscal 2005.
      These agreements provided revenues of $35.0 million, expenses of $35.8 million, cash receipts of $60.5 million and cash disbursements of $71.6 million during fiscal 2005. These amounts exclude rental revenues received by the Company for which SAC Holdings and its affiliates were paid a commission.
      During fiscal 2005, a subsidiary of the Company held various senior and junior unsecured notes of SAC Holdings. The Company recorded interest income of $22.0 million and received cash interest payments of $11.7 million during fiscal 2005.

Fiscal 2006 Outlook
      We have many exciting developments which we believe should positively affect performance in fiscal 2006. We believe the momentum in our Moving and Storage Operations will continue. We are investing strongly in our truck rental fleet to further strengthen U-Haul’s “do-it-yourself” moving business. We placed purchase orders last fall for 6,750 of our largest rental trucks and expect to have them in service by mid-August. This investment is expected to increase the number of rentable truck days available to meet our customer’s demand and should reduce future spending on repair costs and equipment down-time.
      At RepWest, our plans to exit non-U-Haul lines of business are progressing well.
      At Oxford, the recent Kocher litigation settlement should produce improved ratings, which in turn should support the expansion of its distribution capabilities.
      Also, we completed the refinancing of the Company’s debt on June 8, 2005. This action increased our borrowing capacity by more than $45.0 million and is expected to lower our annual interest expense approximately $25.0 million before taxes (based on current borrowing levels). The early extinguishment of our existing debt will result in a one time pre-tax charge of approximately $34.0 million during the first quarter of fiscal 2006.
      Our objectives for fiscal 2006 are to position our rental fleet to achieve revenue and transaction growth and continue to drive down operating costs.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
      This Annual Report on Form 10-K contains forward-looking statements. We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may include, but are not limited to, projections of revenues, income or loss; estimates of capital expenditures, plans for future operations, products or services; financing needs and plans; our perceptions of our legal positions and anticipated outcomes of pending litigation against us; our liquidity and financial resources; goals and strategies; plans for new business; assumptions about pricing, costs, and access to capital and leasing markets as well as assumptions relating to the foregoing. The words “believe”, “expect”, “anticipate”, “estimate”, “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation, the risk factors enumerated at the end of this section, as well as the following: the Company’s ability to operate pursuant to the terms of its credit facilities; the Company’s ability to maintain contracts that are critical to its operations; the costs and availability of financing; the Company’s ability to execute its business plan; the Company’s ability to attract, motivate and retain key employees; general economic conditions; fluctuations in our costs to maintain and update our fleet and facilities; our ability to refinance our debt; changes in government regulations, particularly environmental regulations; our credit ratings; the availability of credit; changes in demand for our products; changes in the general domestic economy; the degree and nature of our competition; the resolution of pending litigation against the Company; changes in accounting standards and other factors described in this report or the other documents we file with the Securities Exchange Commission. These factors, as well as the factors disclosed below under the heading “Risk Factors”, could contribute to or cause such differences, or could cause our stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized. The Company disclaims any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.
Quarterly Results (unaudited)
      The quarterly results shown below are derived from unaudited financial statements for the eight quarters beginning April 1, 2003 and ending March 31, 2005. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, such results. Moving and Storage operations are seasonal and proportionally more of the Company’s revenues and net earnings from its Moving and Storage operations are generated in the first and second quarters of each fiscal year (April through September). The operating results for the periods presented are not necessarily indicative of results for any future period.

	Quarter Ended

	March 31,	December 31,	September 30,	June 30,
	2005	2004(a)	2004	2004

	(In thousands, except for share and per share data)
Total revenues(b)	$411,442	$462,066	$581,074	$553,539
Earnings (loss) from operations	(28,676)	291	104,193	91,188
Net earnings (loss)	(29,600)	21,546	53,059	44,419
Earnings (loss) available to common shareholders	(32,840)	18,305	49,818	41,178
Weighted average common shares outstanding basic and diluted	20,824,296	20,813,805	20,801,525	20,788,074
Earnings (loss) per common share basic and diluted	$(1.57)	$0.88	$2.39	$1.98

(a) The third quarter fiscal 2005 results included non-recurring litigation proceeds of $51.3 million.
(b) Quarterly amounts include certain reclassifications to conform with current period presentation.

	Quarter Ended

	March 31,	December 31,	September 30,	June 30,
	2004	2003	2003	2003

	(In thousands, except for share and per share data)
Total revenues(b)	$458,387	$506,356	$629,185	$582,066
Earnings (loss) from operations	(46,605)	(1,030)	98,990	75,560
Net earnings (loss)	(52,946)	(21,667)	44,025	27,736
Earnings (loss) available to common shareholders	(56,186)	(24,908)	40,784	24,495
Weighted average common shares outstanding basic and diluted	20,774,689	20,757,297	20,744,692	20,732,086
Earnings (loss) per common share basic and diluted	$(2.70)	$(1.20)	$1.97	$1.18

(b)	Quarterly amounts include certain reclassifications to conform with current period presentation.
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
      As of March 31, 2005, Edward J. Shoen, Chairman of the Board of Directors and President of AMERCO, James P. Shoen, a director of AMERCO, and Mark V. Shoen, an executive officer of AMERCO, collectively are beneficial owners of 8,810,077 shares (approximately 41.39%) of the outstanding common shares of AMERCO. Accordingly, Edward J. Shoen, Mark V. Shoen and James P. Shoen will be in a position to continue to influence the election of the members of the Board of Directors and approval of significant transactions. In addition, 2,166,799 shares (approximately 10.18%) of the outstanding common shares of AMERCO, including shares allocated to employees and unallocated shares, are held by our Employee Savings and Employee Stock Ownership Trust.

Our operations subject us to numerous environmental regulations and the possibility that environmental liability in the future could adversely affect our operations.
      Compliance with environmental requirements of federal, state and local governments significantly affects our business. Among other things, these requirements regulate the discharge of materials into the water, air and land and govern the use and disposal of hazardous substances. Under environmental laws, we can be held strictly liable for hazardous substances that are found on real property we have owned or operated. We are aware of issues regarding hazardous substances on some of our properties and we have put in place a remedial plan at each site where we believe such a plan is necessary. We regularly make capital and operating expenditures to stay in compliance with environmental laws. In particular, we have managed a testing and removal program since 1988 for our underground storage tanks.
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
      Since January 2000, our property and casualty insurance business, RepWest, reported losses totaling approximately $164 million. These losses are primarily attributable to business lines that were unprofitable as underwritten. To restore profitability in RepWest, we have exited all non-U-Haul related lines. Although we believe the terminated lines are adequately reserved, we cannot assure that there will not be future adverse loss development.

Our life insurance business was downgraded by A.M. Best due to events surrounding the restructuring.
      A.M. Best downgraded Oxford and its subsidiaries during the restructuring to C+. Upon emergence from bankruptcy in March 2004, Oxford and its subsidiaries were upgraded to B-. The ratings were again upgraded in October 2004 to B. A.M. Best has indicated the rating outlook for our life insurance companies is positive. Prior to AMERCO’s restructuring, Oxford was rated B++. Financial strength ratings are important external factors that can affect the success of Oxford’s business plans. Accordingly, if Oxford’s ratings, relative to its competitors, do not continue to improve, Oxford may not be able to retain and attract business as currently planned.

Notes receivable and interest from the SAC entities are a significant portion of AMERCO’s total assets.
      At March 31, 2005, we held approximately $203.7 million of notes due from SAC Holdings. Although these assets have been eliminated in the consolidated financial statements, we have significant economic exposure to SAC Holdings. SAC Holdings is highly leveraged with significant indebtedness to others. We hold various junior unsecured notes of SAC Holdings. If SAC Holdings is unable to meet its obligations to its senior lenders, it could trigger a default on its obligations to us. In such an event of default, we could suffer a significant loss to the extent the value of the underlying collateral on our loans to SAC Holdings is inadequate to repay SAC Holdings’ senior lenders and us. We cannot assure you that SAC Holdings will not default on its loans to their senior lenders or that the value of SAC Holdings’ assets upon liquidation would be sufficient to repay us in full.

We face risks related to an SEC investigation and securities litigation.
      The SEC has issued a formal order of investigation to determine whether we have violated the Federal securities laws. Although we have cooperated with the SEC in this matter and intend to continue to cooperate, the SEC may determine that we have violated Federal securities laws. We cannot predict the outcome of the investigation. If the SEC makes a determination that we have violated Federal securities laws, we may face sanctions, including, but not limited to, significant monetary penalties and injunctive relief.
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
Interest Rate Risk
      The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations. We have used interest rate swap agreements to provide for matching the gain or loss recognition on the hedging instrument with the recognition of the changes in the cash flows associated with the hedged asset or liability attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. At March 31, 2005 the Company had no interest rate swap contracts. On May 13, 2004 the Company entered into separate interest rate cap contracts for $200 million of its variable rate debt obligations for a two year term and for $50 million of its variable rate debt obligations for a three year term. At March 31, 2005, the Company had approximately $430 million of variable rate debt obligations. A fluctuation in the interest rates of 100 basis points would change interest expense for the Company by approximately $4.3 million annually.
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
      The Report of Independent Registered Public Accounting and Consolidated Financial Statements of AMERCO and its consolidated subsidiaries including the notes to such statements and the related schedules are set forth on pages F-1 through F-59 and are thereby incorporated herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
      Attached as exhibits to this Form 10-K are certifications of the registrants’ Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Following this discussion is the report of BDO Seidman LLP, our independent registered public accounting firm, regarding its audit of AMERCO’s internal control over financial reporting and of management’s assessment of internal control over financial reporting set forth below in this section. This section should be read in conjunction with the certifications and the BDO Seidman, LLP report for a more complete understanding of the topics presented.
Evaluation of Disclosure Controls and Procedures
      We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.
      The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the company’s implementation of the controls and the effect of the controls on the information generated for use in this Form 10-K.
      In the course of the controls evaluation, we reviewed identified data errors, control problems or acts of fraud and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the Disclosure Controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our Internal Audit Department and by other personnel in our Finance organization. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.
      Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted in this Part II, Item 9A, as of the end of the period covered by this Form 10-K, our Disclosure Controls were effective and that material information relating to AMERCO and its consolidated entities is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.
Management Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
      Management assessed our internal control over financial reporting as of March 31, 2005, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by our Internal Audit organization and our Finance organization.
      Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.
      Our independent registered public accounting firm, BDO Seidman, LLP, has audited management’s assessment of the company’s internal control over financial reporting and has issued their report, which is included below.
Inherent Limitations on Effectiveness of Controls
      The company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Board of Directors and Stockholders
AMERCO
Reno, Nevada
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that AMERCO (the “Company”) maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMERCO and consolidated entities as of March 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ equity, other comprehensive income/ (loss), and cash flows for each of the years in the period ended March 31, 2005, and our report dated June 13, 2005 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Los Angeles, California
June 13, 2005

PART III

Item 10.	Directors and Executive Officers of the Registrants
      The information regarding Directors and Executive Officers and Section 16(a) Compliance appearing in our 2005 Proxy Statement is incorporated by reference in this section.
      The Company has adopted a code of ethics that applies to all directors, officers and employees of the Company, including the Company’s principal executive officer, principal financial officer and principal accounting officer. A copy of our Code of Ethics has been filed as an exhibit hereto.

Item 11.	Executive Compensation
      The information regarding Executive Compensation appearing in our 2005 Proxy Statement is incorporated by reference in this section; provided, however, that the “Board Report on Executive Compensation” and the “Performance Graph” contained in the 2005 Proxy Statement are not incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The information appearing in our 2005 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference in this section.

Item 13.	Certain Relationships and Related Transactions
      The information appearing in our 2005 Proxy Statement under the heading “Certain Relationships and Related Transactions” is incorporated by reference in this section.

Item 14.	Principal Accountant Fees and Services
      The information appearing in our 2005 Proxy Statement under the heading “Relationship with Independent Auditors” is incorporated by reference in this section.
PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
      (a) The following documents are filed as part of this Report:

      All other schedules are omitted as the required information is not applicable or the information is presented in the financial statements or related notes thereto.
      (b) Exhibits:

Exhibit
Number		Description	Page or Method of Filing

2.1		Joint Plan of Reorganization of AMERCO and AMERCO Real Estate Company	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed October 20, 2003, file no. 1-11255

2.2		Disclosure Statement Concerning the Debtors’ Joint Plan of Reorganization	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed October 20, 2003, file no. 1-11255

2.3		Amended Joint Plan of Reorganization of AMERCO and AMERCO Real Estate Company	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, file no. 1-11255

3.1		Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Form S-4 Registration Statement, file no. 333-114042

3.2		Restated By-Laws of AMERCO	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file no. 1-11255

3.3		Restated Articles of Incorporation of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2003, file no. 1-11255

3.4		Bylaws of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2003, file no. 1-11255

4.1		Indenture, dated as of March 1, 2004, among AMERCO, the subsidiary guarantors listed therein, and Wells Fargo Bank, N.A.	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on March 26, 2004, file no. 1-11255

4.2		Indenture dated as of March 15, 2004, among AMERCO, the subsidiary guarantors listed therein and The Bank of New York	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on March 26, 2004, file no. 1-11255

4.3		Indenture dated as of March 15, 2004, among SAC Holding Corporation and SAC Holding II Corporation and Law Debenture Trust Company of New York	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on March 26, 2004, file no. 1-11255

4.4		Rights Agreement, dated as of August 7, 1998	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, file no. 1-11255

10	.1*	AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1993, file no. 1-11255

10	.1A*	First Amendment to the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2000, file no. 1-11255

10.2		Loan and Security Agreement among AMERCO and Wells Fargo Foothills, Inc., dated as of March 1, 2004	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on March 26, 2004, file no. 1-11255

Exhibit
Number	Description	Page or Method of Filing

10.3	SAC Participation and Subordination Agreement, dated as of March 15, 2004 among SAC Holding Corporation, SAC Holding II Corporation, AMERCO, U-Haul International, Inc., and Law Debenture Trust Company of New York	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on March 26, 2004, file no. 1-11255

10.4	Intercreditor Agreement, dated as of March 1, 2004, between Wells Fargo Bank, N.A. and Wells Fargo Foothill, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on March 26, 2004, file no. 1-11255

10.5	U-Haul Dealership Contract	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year end March 31, 1993, file no. 1-11255

10.6	Share Repurchase and Registration Rights Agreement with Paul F. Shoen	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1993, file no. 1-11255

10.7	ESOP Loan Credit Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255

10.8	ESOP Loan Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255

10.9	Trust Agreement for the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255

10.10	Amended indemnification Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255

10.11	Indemnification Trust Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255

10.12	Management Agreement between Three SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1997, file no. 1-11255

10.13	Management Agreement between Four SAC Self- Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1997, file no. 1-11255

10.14	Agreement, dated October 17, 1995, among AMERCO, Edward J. Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds and William E. Carty	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, file no. 1-11255

10.15	Directors’ Release, dated October 17, 1995, executed by Edward J. Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds, and William E. Carty in favor of AMERCO	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, file no. 1-11255

10.16	AMERCO Release, dated October 17, 1995, executed by AMERCO in favor of Edward J. Shoen, James P. Shoen, Aubrey K. Johnson, John M. Dodds, and William E. Carty	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, file no. 1-11255

10.17	Management Agreement between Five SAC Self- Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1999, file no. 1-11255

Exhibit
Number	Description	Page or Method of Filing

10.18	Management Agreement between Eight SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1999, file no. 1-11255

10.19	Management Agreement between Nine SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1999, file no. 1-11255

10.20	Management Agreement between Ten SAC Self- Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1999, file no. 1-11255

10.21	Management Agreement between Six-A SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2000, file no. 1-11255

10.22	Management Agreement between Six-B SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2000, file no. 1-11255

10.23	Management Agreement between Six-C SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2000, file no. 1-11255

10.24	Management Agreement between Eleven SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2000, file no. 1-11255

10.25	Management Agreement between Twelve SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Form S-4 Registration Statement, no. 333-114042

10.26	Management Agreement between Thirteen SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Form S-4 Registration Statement, no. 333-114042

10.27	Management Agreement between Fourteen SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Form S-4 Registration Statement, no. 333-114042

10.28	Management Agreement between Fifteen SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, file no. 1-11255

10.29	Management Agreement between Sixteen SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, file no. 1-11255

10.30	Management Agreement between Seventeen SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2001, file no. 1-11255

10.31	Management Agreement between Eighteen SAC Self-Storage Corporation and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255

10.32	Management Agreement between Nineteen SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255

10.33	Management Agreement between Twenty SAC Self-Storage Corporation and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255

Exhibit
Number		Description	Page or Method of Filing

10.34		Management Agreement between Twenty-One SAC Self-Storage Corporation and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255

10.35		Management Agreement between Twenty-Two SAC Self-Storage Corporation and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255

10.36		Management Agreement between Twenty-Three SAC Self-Storage Corporation and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255

10.37		Management Agreement between Twenty-Four SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255

10.38		Management Agreement between Twenty-Five SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255

10.39		Management Agreement between Twenty-Six SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255

10.40		Management Agreement between Twenty-Seven SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255

10.41		Promissory Note between SAC Holding Corporation and Oxford Life Insurance Company	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255

10.42		Promissory Note between SAC Holding Corporation and Oxford Life Insurance Company	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255

10	.42A	Amendment and Addendum to Promissory Note between SAC Holding Corporation and Oxford Life Insurance Company	Incorporated by reference to AMERCO’s Form S-4 Registration Statement, no. 373-114042

10.43		2003 AMERCO Support Party Agreement for the benefit of GMAC Commercial Holding Capital Corp.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2003, file no. 1-11255

10.44		State of Arizona Department of Insurance Notice of Determination, Order of Supervision and Consent Thereto	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2003, file no. 1-11255

10.45		Fixed Rate Note between SAC Holding Corporation and U-Haul International, Inc.	Incorporated by reference to AMERCO’s Form S-4 Registration Statement, no. 333-114042

10.46		Promissory Note between SAC Holding Corporation and U-Haul International, Inc.	Incorporated by reference to AMERCO’s Form S-4 Registration Statement, no. 333-114042

10.47		Amended and Restated Promissory Note between SAC Holding Corporation and U-Haul International, Inc. (in an aggregate principal amount up to $21,000,000)	Incorporated by reference to AMERCO’s Form S-4 Registration Statement, no. 333-114042

Exhibit
Number	Description	Page or Method of Filing

10.48	Amended and Restated Promissory Note between SAC Holding Corporation and U-Haul International, Inc. (in an aggregate principal amount up to $47,500,000)	Incorporated by reference to AMERCO’s Form S-4 Registration Statement, no. 333-114042

10.49	Amended and Restated Promissory Note between SAC Holding Corporation and U-Haul International, Inc. (in an aggregate principal amount up to $76,000,000)	Incorporated by reference to AMERCO’s Form S-4 Registration Statement, no. 333-114042

10.50	Property Management Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2004, file no. 1-11255

10.51	Property Management Agreements among Three-A through Three-D SAC Self-Storage Limited Partnership and the subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255

10.52	U-Haul Dealership Contract between U-Haul Leasing & Sales Co., and U-Haul Moving Partners, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255

10.53	Property Management Agreement between Mercury Partners, LP, Mercury 99, LLC and U-Haul Self-Storage Management (WPC), Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255

10.54	Property Management Agreement between Three-SAC Self-Storage Corporation and U-Haul Co. (Canada), Ltd.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255

10.55	Settlement and Release Agreement among PricewaterhouseCoopers LLP, AMERCO, and SAC Holding Corporation	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, file no. 1-11255**

10.56	Property Management Agreement among subsidiaries of U-Haul International and Galaxy Storage Two, L.P.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, file no. 1-11255

10.57	Kocher Settlement and Release Agreement	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on March 8, 2005

10.58	Merrill Lynch Commitment Letter (re first mortgage loan)	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 13, 2005

10.59	Notice of Early Termination (re Wells Fargo Loan and Security Agreement)	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 13, 2005

10.60	Notice of Redemption (re 9% Senior Secured Notes due 2009)	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 13, 2005

10.61	Morgan Stanley Commitment Letter	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed May 13, 2005

10.62	Merrill Lynch Commitment Letter (re loan to Amerco Real Estate Company)	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed May 13, 2005

10.63	Notice of Redemption (re 12% Senior Subordinated Notes due 2011)	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed May 13, 2005

10.64	Refinance Closing Docs	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005

Exhibit
Number	Description	Page or Method of Filing

10.65	Amended and Restated Credit Agreement, dated June 8, 2005, among Amerco Real Estate Company, Amerco Real Estate Company of Texas, Inc., Amerco Real Estate Company of Alabama Inc., U-Haul Co. of Florida, Inc., U-Haul International, Inc. and Merrill Lynch Commercial Finance Corp.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005

10.66	Security Agreement, dated June 8, 2005, by Amerco Real Estate Company, Amerco Real Estate Company of Texas, Inc., Amerco Real Estate Company of Alabama, Inc., U-Haul Co. of Florida, Inc., U-Haul International, Inc. and the Marketing Grantors named therein in favor of Merrill Lynch Commercial Finance Corp.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005

10.67	Guarantee, dated June 8, 2005, by U-Haul International, Inc. in favor of Merrill Lynch Commercial Finance Corp.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005

10.68	Promissory Note, dated June 8, 2005 by Amerco Real Estate Company, Amerco Real Estate Company of Texas, Inc., Amerco Real Estate Company of Alabama, Inc., U-Haul Co. of Florida, Inc. and U-Haul International, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005

10.69	Form of Mortgage, Security Agreement, Assignment of Rents and Fixture Filing, dated June 8, 2005, in favor of Morgan Stanley Mortgage Capital Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005

10.70	Form of Promissory Note, dated June 8, 2005, in favor of Morgan Stanley Mortgage Capital Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005

10.71	Form of Mortgage, Security Agreement, Assignment of Rents and Fixture Filing, dated June 8, 2005, in favor of Merrill Lynch Mortgage Lending, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005

10.72	Form of Promissory Note, dated June 8, 2005, in favor of Merrill Lynch Mortgage Lending, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005

10.73	Press Release dated June 9, 2005 (regarding closing of refinancing).	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005

10.74	Press Release dated June 9, 2005 (regarding Arizona Department of Insurance release).	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005

14	Code of Ethics	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 5, 2004, file no. 1-11255

21	Subsidiaries of AMERCO	Filed herewith

23.1	Consent of BDO Seidman, LLP	Filed herewith

23.2	Consent of Semple & Cooper (re: SAC II)	Filed herewith

24	Power of Attorney	See signature page

Exhibit
Number	Description	Page or Method of Filing

31.1	Rule 13a-14(a)/15d-14(a) Certification of Edward J. Shoen, President and Chairman of the Board of AMERCO and U-Haul International, Inc.	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Jack A. Peterson, Chief Financial Officer of AMERCO	Filed herewith

31.3	Rule 13a-14(a)/15d-14(a) Certification of Robert T. Peterson, Chief Financial Officer of U-Haul International, Inc.	Filed herewith

32.1	Certification of Edward J. Shoen, President and Chairman of the Board of AMERCO and U-Haul International, Inc. pursuant to Section 906 of the Sabanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Jack A. Peterson, Chief Financial Officer of AMERCO pursuant to Section 906 of the Sabanes-Oxley Act of 2002	Filed herewith

32.3	Certification of Robert T. Peterson, Chief Financial Officer of U-Haul International, Inc. pursuant to Section 906 of the Sabanes-Oxley Act of 2002	Filed herewith

*	Indicates compensatory plan arrangement.

**	A portion of this exhibit has been omitted pursuant to a request for confidential treatment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
AMERCO
Reno, Nevada
      We have audited the accompanying consolidated balance sheets of AMERCO and consolidated entities (the “Company”) as of March 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ equity, other comprehensive income/ (loss), and cash flows for each of the three years in the period ended March 31, 2005. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of SAC Holding II Corporation for 2005, which statements reflect total assets of $152.4 million as of March 31, 2005, and total revenues of $43.2 million for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such consolidated entity, is based solely on the report of the other auditors.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits and the report of other auditors for 2005 provide a reasonable basis for our opinion.
      In our opinion, based on our audits and the report of other auditors for 2005, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMERCO and consolidated entities at March 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.
      Our audits were conducted for the purpose of forming an opinion on the consolidated financial statements and schedules taken as a whole. The summary of earnings of independent rental fleets information included on pages F-53 through F-54 is presented for purposes of additional analysis of the consolidated financial statements rather than to present the earnings of the independent trailer fleets. Accordingly, we do not express an opinion on the earnings of the independent trailer fleets. However, such information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and schedules and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements and schedules taken as a whole.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AMERCO’s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 13, 2005 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Los Angeles, California
June 13, 2005

INDEPENDENT AUDITORS’ REPORT
The Board of Directors and Stockholder
SAC Holding II Corporation
(A Wholly-Owned Subsidiary)
      We have audited the accompanying consolidated balance sheet of SAC Holding II Corporation (A Wholly-Owned Subsidiary) as of March 31, 2005 and the related consolidated statements of operations, stockholder’s deficit, comprehensive loss and cash flows for the year then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.
      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SAC Holding II Corporation (A Wholly-Owned Subsidiary) at March 31, 2005, and the consolidated results of their operations and their cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Semple & Cooper, LLP
Certified Public Accountants
Phoenix, Arizona
June 16, 2005

AMERCO AND CONSOLIDATED ENTITIES
CONSOLIDATED BALANCE SHEETS

	March 31,

	2005	2004

	(In thousands)
ASSETS
Cash and cash equivalents	$55,955	$81,557
Trade receivables, net	236,817	268,386
Notes and mortgage receivables, net	1,965	3,300
Inventories, net	63,658	52,802
Prepaid expenses	19,874	13,172
Investments, fixed maturities	635,178	709,353
Investments, other	345,207	349,145
Deferred policy acquisition costs, net	52,543	76,939
Other assets	85,291	61,405
Related party assets	252,666	326,884

	1,749,154	1,942,943

Property, plant and equipment, at cost:
Land	151,145	158,594
Buildings and improvements	686,225	874,985
Furniture and equipment	265,216	293,115
Rental trailers and other rental equipment	199,461	159,586
Rental trucks	1,252,018	1,219,002
SAC Holding II Corporation — property, plant and equipment	77,594	78,363

	2,631,659	2,783,645
Less: Accumulated depreciation	(1,277,191)	(1,331,840)

Total property, plant and equipment	1,354,468	1,451,805

Total assets	$3,103,622	$3,394,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	206,763	311,989
Capital leases	—	99,607
AMERCO’s notes and loans payable	780,008	862,703
SAC Holding II Corporation notes and loans payable, non-recourse to AMERCO	77,474	78,637
Policy benefits and losses, claims and loss expenses payable	805,121	820,738
Liabilities from investment contracts	503,838	574,745
Other policyholders’ funds and liabilities	29,642	21,732
Deferred income	38,743	53,150
Deferred income taxes	78,124	63,800
Related party liabilities	11,070	3,801

Total liabilities	2,530,783	2,890,902

Commitments and contingencies (notes 9, 15, 16, 17 and 19)
Stockholders’ equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized; 6,100,000 shares issued and outstanding as of March 31, 2005 and 2004	—	—
Series B preferred stock, with no par value, 100,000 shares authorized; none issued and outstanding as of March 31, 2005 and 2004	—	—
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized; 3,716,181 and 5,662,496 shares issued as of March 31, 2005 and 2004, respectively	929	1,416
Common stock of $0.25 par value, 150,000,000 shares authorized; 38,269,518 and 36,323,205 issued as of March 31, 2005 and 2004, respectively	9,568	9,081
Additional paid-in-capital	350,344	349,732
Accumulated other comprehensive loss	(30,661)	(21,446)
Retained earnings	671,642	595,181
Cost of common shares in treasury, net (20,701,096 shares as of March 31, 2005 and 2004)	(418,092)	(418,092)
Unearned employee stock ownership plan shares	(10,891)	(12,026)

Total stockholders’ equity	572,839	503,846

Total liabilities and stockholders’ equity	$3,103,622	$3,394,748

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,

	2005	2004	2003

	(In thousands, except share and per share data)
Revenues:
Self-moving equipment rentals	$1,437,895	$1,381,208	$1,293,732
Self-storage revenues	114,155	247,640	238,938
Self-moving and self-storage products and service sales	206,098	232,965	223,677
Property management fees	11,839	259	89
Life insurance premiums	126,236	145,082	158,719
Property and casualty insurance premiums	24,987	92,036	149,206
Net investment and interest income	56,739	38,281	40,731
Other revenue	30,172	38,523	36,252

Total revenues	2,008,121	2,175,994	2,141,344

Costs and expenses:
Operating expenses	1,122,197	1,179,996	1,182,222
Commission expenses	172,307	147,010	138,652
Cost of sales	105,309	111,906	115,115
Benefits and losses	140,343	217,447	248,349
Amortization of deferred policy acquisition costs	28,512	39,083	37,681
Lease expense	151,354	160,727	166,101
Depreciation, net	121,103	148,813	137,446
Restructuring expenses	—	44,097	6,568

Total costs and expenses	1,841,125	2,049,079	2,032,134

Earnings from operations	166,996	126,915	109,210
Interest expense	(73,205)	(121,690)	(148,131)
Litigation settlement income, net of costs	51,341	—	—

Pretax earnings (loss)	145,132	5,225	(38,921)
Income tax benefit (expense)	(55,708)	(8,077)	13,935

Net earnings (loss)	89,424	(2,852)	(24,986)
Less: Preferred stock dividends	(12,963)	(12,963)	(12,963)

Earnings (loss) available to common shareholders	$76,461	$(15,815)	$(37,949)

Basic and diluted earnings (loss) per common share	$3.68	$(0.76)	$(1.82)

Weighted average common shares outstanding:
Basic and diluted	20,804,773	20,749,998	20,824,618

      Related party revenues for fiscal 2005, 2004 and 2003, net of eliminations, were $25.8 million, $184 thousand and $0 respectively.
      Related party costs and expenses for fiscal 2005, 2004 and 2003, net of eliminations, were $26.1 million, $336 thousand and $0, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Less:
							Unearned
	Series A			Accumulated			Employee
	Common Stock,	Common Stock,	Additional	Other		Less:	Stock	Total
	$0.25 Par	$0.25 Par	Paid-In	Comprehensive	Retained	Treasury	Onwership Plan	Stockholders’
Description	Value	Value	Capital	Loss	Earnings	Stock	Shares	Equity

Balance as of March 31, 2002	$1,416	$9,081	$239,558	$(40,580)	$606,171	$(419,970)	$(14,152)	$381,524

Issuance of common shares under leveraged employee stock ownership plan	—	—	(509)	—	—	—	—	(509)
Foreign currency translation	—	—	—	3,781	—	—	—	3,781
Fair market value of cash flow hedge	—	—	—	(6,318)	—	—	—	(6,318)
Unrealized loss on investments	—	—	—	(12,648)	—	—	—	(12,648)
Net loss	—	—	—	—	(24,986)	—	—	(24,986)
Preferred stock dividends: Series A ($2.13 per share for 2003)	—	—	—	—	(12,963)	—	—	(12,963)
Treasury stock transactions	—	—	—	—	—	(1,408)	—	(1,408)
Shares allocated to participants	—	—	—	—	—	—	975	975

Net activity	—	—	(509)	(15,185)	(37,949)	(1,408)	975	(54,076)

Balance as of March 31, 2003	$1,416	$9,081	$239,049	$(55,765)	$568,222	$(421,378)	$(13,177)	$327,448

Issuance of common shares under leveraged employee stock ownership plan	—	—	(311)	—	—	—	—	(311)
Foreign currency translation	—	—	—	4,936	—	—	—	4,936
Unrealized gain on investments	—	—	—	27,896	—	—	—	27,896
Net loss	—	—	—	—	(2,852)	—	—	(2,852)
Preferred stock dividends: Series A ($2.13 per share for 2004)	—	—	—	—	(12,963)	—	—	(12,963)
Contribution from related party	—	—	110,994	—	—	—	—	110,994
SAC Holding Corporation distribution	—	—	—	1,487	42,774	3,199	—	47,460
Treasury stock transactions	—	—	—	—	—	87	—	87
Shares allocated to participants	—	—	—	—	—	—	1,151	1,151

Net activity	—	—	110,683	34,319	26,959	3,286	1,151	176,398

Balance as of March 31, 2004	$1,416	$9,081	$349,732	$(21,446)	$595,181	$(418,092)	$(12,026)	$503,846

Issuance of common shares under leveraged employee stock ownership plan	—	—	612	—	—	—	—	612
Foreign currency translation	—	—	—	1,569	—	—	—	1,569
Fair market value of cash flow hedge	—	—	—	47	—	—	—	47
Unrealized loss on investments	—	—	—	(10,831)	—	—	—	(10,831)
Net earnings	—	—	—	—	89,424	—	—	89,424
Preferred stock dividends: Series A ($2.13 per share for 2005)	—	—	—	—	(12,963)	—	—	(12,963)
Purchase (sale) of shares	(487)	487	—	—	—	—	—	—
Shares allocated to participants	—	—	—	—	—	—	1,135	1,135

Net activity	(487)	487	612	(9,215)	76,461	—	1,135	68,993

Balance as of March 31, 2005	$929	$9,568	$350,344	$(30,661)	$671,642	$(418,092)	$(10,891)	$572,839

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME/(LOSS)

	Years Ended March 31,

	2005	2004	2003

	(In thousands)
Comprehensive income (loss):
Net earnings (loss)	$89,424	$(2,852)	$(24,986)
Other comprehensive income (loss) net of tax:
Foreign currency translation	1,569	6,423	3,781
Fair market value of cash flow hedges	47	—	(6,318)
Unrealized gain (loss) on investments, net	(10,831)	27,896	(12,648)

Total comprehensive income (loss)	$80,209	$31,467	$(40,171)

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$89,424	$(2,852)	$(24,986)
Depreciation	118,091	144,889	134,170
Amortization of deferred policy acquisition costs	28,512	39,083	37,681
Provision for losses on accounts receivable	(506)	(271)	(213)
Provision for inventory reserves	(1,000)	(267)	(120)
Net (gain) loss on sale of real and personal property	3,012	3,924	3,276
Net (gain) loss on sale of investments	616	(1,962)	616
Deferred income taxes	61,113	96,042	(26,197)
Net change in other operating assets and liabilities:
Trade receivables	32,189	6,887	(9,805)
Inventories	(9,856)	735	12,626
Prepaid expenses	(6,702)	8,674	(6,567)
Capitalization of deferred policy acquisition costs	(8,873)	(17,231)	(42,926)
Other assets	(23,887)	2,196	(5,281)
Related party assets	74,780	(247,161)	(110,793)
Accounts payable and accrued expenses	(96,000)	39,265	70,918
Policy benefits and losses, claims and loss expenses payable	(15,618)	(15,894)	17,049
Other policyholders’ funds and liabilities	7,910	(8,577)	(43,288)
Deferred income	(14,407)	12,763	(2,871)
Related party liabilities	(18,079)	(123,076)	114,844

Net cash provided (used) by operating activities	220,719	(62,833)	118,133

Cash flows from investing activities:
Purchase of:
Property, plant and equipment	(284,966)	(198,443)	(243,161)
Short term investments	(16,830)	—	—
Fixed maturity investments	(98,211)	(77,384)	(278,357)
Equity securities	(6,349)	(1,736)	—
Other asset investments, net	—	637	(40,910)
Real estate	(63)	(17,156)	(21,759)
Mortgage loans	(2,750)	(450)	—
Notes and mortgage receivables	—	—	(1,030)
Proceeds from sales of:
Property, plant and equipment	243,707	63,175	96,889
Short term investments	10,866	—	—
Fixed maturity investments	152,024	243,490	364,114
Equity securities	56	3,452	2,885
Preferred stock	15,803	16,882	—
Real estate	16,185	6,338	22,043
Mortgage loans	5,368	16,374	18,173
Notes and mortgage receivables	1,336	5,008	—

Net cash provided (used) by investing activities	36,176	60,187	(81,113)

Cash flows from financing activities:
Borrowings from credit facilities	129,355	997,014	371,736
Principal repayments on credit facilities	(213,405)	(888,184)	(442,112)
Debt issuance costs	—	(24,831)	(3,010)
Leveraged Employee Stock Ownership Plan — Repayments from loan	1,135	1,151	975
Payoff of capital leases	(99,609)	—	—
Dividends paid	(29,167)	(3,241)	(6,480)
Investment contract deposits	26,331	50,990	165,281
Investment contract withdrawals	(97,137)	(115,530)	(98,022)

Net cash provided (used) by financing activities	(282,497)	17,369	(11,632)

Increase (decrease) in cash and cash equivalents	(25,602)	14,723	25,388
Cash and cash equivalents at beginning of year	81,557	66,834	41,446

Cash and cash equivalents at end of year	$55,955	$81,557	$66,834

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Basis of Presentation
      AMERCO has a fiscal year that ends on the 31st of March for each year that is referenced. Our Insurance company subsidiaries have fiscal years that end on the 31st of December for each year that is referenced. They have been consolidated on that basis. Consequently, all references to our insurance subsidiaries’ years 2004, 2003 and 2002 correspond to fiscal years 2005, 2004 and 2003 for AMERCO. The operating results and financial position of AMERCO’s consolidated insurance operations are determined as of December 31st of each year.
      Accounts denominated in non-U.S. currencies have been re-measured into U.S. dollars. Certain amounts reported in previous years have been reclassified to conform to the 2005 presentation.

Note 2:	Principles of Consolidation
      The 2005 consolidated financial statements and the 2004 balance sheet includes the accounts of AMERCO, its wholly owned subsidiaries, and SAC Holding II Corporation and its subsidiaries. The 2004 statements of operations, comprehensive income, and cash flows, and the 2003 consolidated financial statements, include all of those entities plus SAC Holding Corporation and its subsidiaries.
      In fiscal 2003 and 2002, SAC Holding Corporation and SAC Holding II Corporation (together, the SAC entities) were considered special purpose entities and were consolidated based on the provision of Emerging Issues Task Force (EITF) Issue No. 90-15.
      In fiscal 2004, the Company applied FASB Interpretation No. 46(R) to its interests in the SAC entities. Initially, the Company concluded that the SAC entities were variable interest entities and that the Company was the primary beneficiary. Accordingly, the Company continued to include the SAC entities in the consolidated financial statements.
      In February 2004, SAC Holding Corporation restructured the financing of three subsidiaries and then distributed its interest in those subsidiaries to its sole shareholder. This triggered a requirement to reassess the Company’s involvement with those subsidiaries, which led to a conclusion that the Company ceased to be the primary beneficiary of those three subsidiaries at that date.
      In March 2004, SAC Holding Corporation restructured its financing, triggering a similar reassessment that led to a conclusion that SAC Holding Corporation was not a Variable Interest Entity (VIE) and the Company ceased to be the primary beneficiary of SAC Holding Corporation and its remaining subsidiaries at that date.
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

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Republic Western Insurance Company (“RepWest”) and its wholly-owned subsidiary

North American Fire & Casualty Insurance Company (“NAFCIC”),

Oxford Life Insurance Company (“Oxford”) and its wholly-owned subsidiaries

North American Insurance Company (“NAI”)

Christian Fidelity Life Insurance Company (“CFLIC”),
      Unless the context otherwise requires, the term “Company”, “we”, “us” or “our” refers to AMERCO and all of its legal subsidiaries.

Description of Operating Segments
      AMERCO has five operating segments and four reportable segments. Our reportable segments are Moving and Storage Operations, Property and Casualty Insurance, Life Insurance and SAC Holdings.
      Moving and Storage operations include AMERCO, U-Haul International, Inc and Amerco Real Estate Company and consist of the rental of trucks and trailers, sales of moving supplies, sales of trailer hitches, sales of propane, the rental of self-storage spaces to the “do-it-yourself” mover and management of self-storage properties owned by others. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.
      Property and Casualty Insurance includes RepWest and its wholly-owned subsidiary. RepWest provides loss adjusting and claims handling for U-Haul through regional offices across North America. RepWest also underwrites components of the Safemove, Safetow and Safestor protection packages to U-Haul customers.
      Life Insurance includes Oxford and its wholly-owned subsidiaries. Oxford originates and reinsures annuities; credit life and disability; single premium whole life, group life and disability coverage; and Medicare supplement insurance. Oxford also administers the self-insured employee health and dental plans for the Company.
      SAC Holding Corporation and its subsidiaries, and SAC Holding II Corporation and its subsidiaries, collectively referred to as SAC Holdings, own self-storage properties that are managed by U-Haul under property management agreements and acts as an independent U-Haul rental equipment dealer. AMERCO has contractual interests in certain SAC Holdings properties entitling AMERCO to potential future income based on the financial performance of these properties. With respect to SAC Holding II Corporation, AMERCO is considered the primary beneficiary of these contractual interests. Consequently, we include the results of SAC Holding II Corporation in the consolidated financial statements of AMERCO, as required by FIN 46(R).

Note 3:	Accounting Policies

Use of Estimates
      The preparation of financial statements in conformity with the accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most difficult and subjective judgments include the principles of consolidation, the recoverability of property, plant and equipment, the adequacy of insurance reserves, the recognition and measurement of impairments for investments accounted for under SFAS No. 115, and the recognition and measurement of income tax assets and liabilities. The actual results experienced by the Company may differ from management’s estimates.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents
      The Company considers cash equivalents to be highly liquid debt securities with insignificant interest rate risk with original maturities from the date of purchase of three months or less.
      Financial Instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each United States financial institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Accounts at each Canadian financial institution are insured by the Canada Deposit Insurance Corporation (CDIC) up to $60,000 CAD per account. At March 31, 2005, and March 31, 2004, the Company had approximately $44.5 million and $31.3 million, respectively, in excess of FDIC and CDIC insured limits.

Investments
      Fixed Maturities. Fixed maturity investments consist of either marketable debt or redeemable preferred stocks. As of the balance sheet dates, these investments are either intended to be held to maturity or are considered available-for-sale.
      Held-to-Maturity. Investments that are intended to be held-to-maturity are recorded at cost, as adjusted for the amortization of premiums or the accretion of discounts.
      Available-for-Sale. Investments that are considered available-for-sale are reported at fair value, with unrealized gains or losses, net of tax, recorded in stockholders’ equity. Fair value for these investments is based on quoted market prices, dealer quotes or discounted cash flows. The cost of investments sold is based on the specific identification method. Realized gains or losses on the sale or exchange of investments and declines in value judged to be other than temporary are recorded as gains or losses. Investments are judged to be impaired if the fair value is less than cost continuously for nine months, absent compelling evidence to the contrary. Unrealized gains and losses are determined as of each balance sheet date.
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

Fair Values
      Fair values of cash equivalents approximate cost due to the short period of time to maturity. Fair values of short-term investments, investments available-for-sale, long-term investments, mortgage loans and notes on real estate, and interest rate cap contracts are based on quoted market prices, dealer quotes or discounted cash flows. Fair values of trade receivables approximate their recorded value.
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
      The Company has mortgage receivables, which potentially expose the Company to credit risk. The portfolio of notes is principally collateralized by mini-warehouse storage facilities and other residential and commercial properties. The Company has not experienced losses related to the notes from individual notes or groups of notes in any particular industry or geographic area. The estimated fair values were determined using

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the discounted cash flow method and using interest rates currently offered for similar loans to borrowers with similar credit ratings.
      Other investments including short-term investments are substantially current or bear reasonable interest rates. As a result, the carrying values of these financial instruments approximate fair value. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities and approximates the carrying amount due to its recent issuance.

Derivative Financial Instruments
      The Company’s primary objective for holding derivative financial instruments is to manage currency and interest rate risk. The Company’s derivative instruments are recorded at fair value under SFAS No. 133 and are included in prepaid expenses.
      The Company uses derivative financial instruments to reduce its exposure to interest rate volatility. During May 2004, the Company entered into two separate interest rate cap agreements on its $350 million amortizing term loan with a notional value of $200 million for a two-year term and $50 million for a three-year term. These agreements cap the LIBOR component on the $250 million notional value at 3.0% throughout the life of the cap. At March 31, 2005, the Company had $430 million of variable rate debt.
      The hedging relationship of the cap agreements is considered to be perfectly effective, therefore all changes in the hedging option’s fair value (including changes in the option’s time value) are charged to other comprehensive income. The change in each caplets respective allocated fair value amount is reclassified out of accumulated other comprehensive income into earnings when each of the hedged forecasted transactions (the quarterly interest payments) impact earnings. For the year ended March 31, 2005, the Company recorded $1,137,000 to interest expense related to these cap agreements, of which $144,000 represented the effective component of the individual caplets that impacted earnings during the period and $993,000 represented the cap agreement’s change in fair value during the first quarter of fiscal 2005, prior to hedge accounting treatment being documented.

Inventories, net
      Inventories at fiscal year-ends were as follows:

	March 31,

	2005	2004

	(In thousands)
Truck and trailer parts and accessories(a)	$46,628	$36,400
Hitches and towing components(a)	11,355	10,438
Moving supplies and propane(b)	5,675	5,964

Total	$63,658	$52,802

(a)	Primarily held for internal usage

(b)	Primarily held for retail sales
      Inventories consist primarily of truck and trailer parts and accessories used to repair rental equipment and products purchased directly for resale. Inventories are valued at the lower of cost or market. Inventory cost is primarily determined using the last-in, first-out method (“LIFO”). Inventories valued on the LIFO basis were approximately 93% of total inventories for fiscal 2005 and 93% of total inventories for fiscal 2004. Inventories would have been $3.2 million higher at March 31, 2005 and 2004, if the Company valued inventories using the first-in, first-out method. Inventories are stated net of a reserve for obsolescence of $1.5 million and $2.5 million at March 31, 2005 and 2004, respectively.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment
      Property, plant and equipment are stated at cost. Interest costs incurred during the initial construction of buildings or rental equipment are considered part of cost. Depreciation is computed for financial reporting purposes principally using the straight-line method over the following estimated useful lives: rental equipment 2-20 years; buildings and non-rental equipment 3-55 years. Major overhauls to rental equipment are capitalized and are amortized over the estimated period benefited. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation expense when realized. The amount of (gain) or loss netted against depreciation expense amounted to $3.0 million, $3.9 million and ($10.5) million during fiscal 2005, 2004 and 2003, respectively. Depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., no gains or losses. During the first quarter of fiscal 2005, the Company lowered its estimates for residual values on new rental trucks and rental trucks purchased off TRAC (Terminal Rental Adjustment Clause) leases from 25% of the original cost to 20%. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles were reviewed.
      We regularly perform reviews to determine whether facts and circumstances exist which indicate that the carrying amount of assets, including estimates of residual value, may not be recoverable or that the useful life of assets is shorter or longer than originally estimated. We assess the recoverability of the cost of our assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If the remaining cost of assets is determined to be recoverable, but the useful lives are shorter or longer than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives. During the fourth quarter of fiscal 2005, based on an economic market analysis, the Company decreased the estimated residual value of certain rental trucks. The effect of the change decreased earnings from operations for fiscal 2005 by $2.1 million or $0.10 per share before taxes, in which the tax effect was approximately $0.04 per share. The in-house analysis of sales of trucks compared the truck model, size, age and average residual value of units sold. Based on the analysis, the estimated residual values are being decreased to approximately 20% of historic cost. The adjustment reflects management’s best estimate, based on information available, of the estimated residual value of these rental trucks.
      The carrying value of surplus real estate, which is lower than market value at the balance sheet date, was $9.0 million and $1.5 million for fiscal 2005 and 2004, respectively, and is included in investments, other.

Receivables
      Accounts receivable include trade accounts from moving and self storage customers and dealers, insurance premiums and amounts due from ceding re-insurers, less management’s estimate of uncollectible accounts.
      Insurance premiums receivable for policies that are billed through contracted agents are recorded net of commissions payable. A commission payable is recorded as a separate liability for those premiums that are billed direct.
      Reinsurance recoverable includes case reserves and actuarial estimates of claims incurred but not reported (“IBNR”). These receivables are not expected to be collected until after the associated claim has been adjudicated and billed to the reinsurer. The reinsurance recoverable may have little or no allowance for doubtful accounts due to the fact that reinsurance is typically procured from carriers with strong credit ratings. Furthermore, the Company does not cede losses to a reinsurer if the carrier is deemed financially unable to perform on the contract. Also, reinsurance recoverable includes insurance ceded to other insurance companies.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The amount outstanding increased in 2004 as a result of additional ceding on the transportaion and excess workers compensation programs.
      The receivable for premiums and agent balances decreased by 77% in 2004, compared to 2003, as a result of RepWest exiting all lines not affiliated with the sefl-moving and self-storage industries.
      Notes and mortgage receivables include accrued interest and are reduced by discounts and amounts considered by management to be uncollectible.

Policy Benefits and Losses, Claims and Loss Expenses Payable
      Oxford’s liability for life insurance and certain annuity policies are established to meet the estimated future obligations of policies in force, and are based on mortality and withdrawal assumptions from recognized actuarial tables which contain margins for adverse deviation.
      Oxford’s liability for annuity contracts consist of contract account balances that accrue to the benefit of the policyholders, excluding surrender values. Liabilities for health, disability and other policies represents estimates of payments to be made on insurance claims for reported losses and estimates of losses incurred, but not yet reported.
      RepWest’s liability for reported and unreported losses are based on RepWest’s historical and industry averages. The liability for unpaid loss adjustment expenses is based on historical ratios of loss adjustment expenses paid to losses paid. Amounts recoverable from re-insurers on unpaid losses are estimated in a manner consistent with the claim liability associated with the reinsured policy. Adjustments to the liability for unpaid losses and loss expenses as well as amounts recoverable from re-insurers on unpaid losses are charged or credited to expense in the periods in which they are made.

Revenue Recognition
      Self-moving rentals are recognized for the period that trucks and moving equipment are rented. Self-storage revenues are recognized based on the number of storage contract days earned. Sales of self-moving and self-storage related products are recognized at the time that title passes and the customer accepts delivery. Insurance premiums are recognized over the policy periods. Interest and investment income are recognized as earned.

Advertising
      All advertising costs are expensed as incurred. Advertising expense was $32.9 million in fiscal 2005, $32.7 million in fiscal 2004 and $39.9 million in fiscal 2003.

Deferred Policy Acquisition Costs
      Commissions and other costs that fluctuate with, and are primarily related to the production of future insurance premiums, are deferred. For Oxford, these costs are amortized in relation to revenue such that costs are realized as a constant percentage of revenue. For RepWest, these costs are amortized over the related contract periods, which generally do not exceed one year.

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

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes
      AMERCO files a consolidated tax return with all of its legal subsidiaries, except for CFLIC, which files on a stand alone basis. SAC Holding II and its legal subsidiaries and SAC Holding and its legal subsidiaries file seperate consolidated returns, and their returns are not consolidated with AMERCO. In accordance with SFAS No. 109, the provision for income taxes reflects deferred income taxes resulting from changes in temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

Comprehensive Income/(Loss)
      Comprehensive income/(loss) consists of net income, foreign currency translation adjustments, unrealized gains and losses on investments and the fair market value of interest rate hedges, net of the related tax effects.

Recent Accounting Pronouncements
      On June 1, 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections (“SFAS No. 154”), a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The FASB stated that SFAS No. 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Unless early adoption is elected, SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. We do not believe that the adoption of SFAS No. 154 will have a material effect on our results of operations or financial position.
      On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants. SFAS No. 123R is effective for public companies for annual periods beginning after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS No. 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. We do not believe that the adoption of SFAS No. 123R will have a material effect on our results of operations or financial position.
      On November 24, 2004, the FASB issued Statement of Financial Accounting Standards No. 151 “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”) effective for fiscal years beginning after June 15, 2005. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We do not believe that the adoption of SFAS No. 151 will have a material effect on our results of operations or financial position.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4:	Earnings Per Share
      Net income for purposes of computing earnings per common share is net income minus preferred stock dividends. Preferred stock dividends include accrued dividends of AMERCO.
      The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	Years Ended March 31,

	2005	2004	2003

Basic and diluted earnings (loss) per common share	$3.68	$(0.76)	$(1.82)

Weighted average common share outstanding:
Basic and diluted	20,804,773	20,749,998	20,824,618

      The weighted average common shares outstanding listed above exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released as of March 31, 2005, 2004, and 2003, respectively.
      6,100,000 shares of preferred stock have been excluded from the weighted average shares outstanding calculation because they are not common stock and they are not convertible into common stock.

Note 5:	Trade Receivables, Net
      Trade receivables at fiscal year-ends were as follows:

	March 31,

	2005	2004

	(In thousands)
Reinsurance recoverable	$190,840	$180,481
Paid losses recoverable	15,764	25,418
Trade accounts receivable	9,847	5,080
Accrued investment income	7,703	9,645
Premiums and agents’ balances	3,799	9,091
E&O Recovery receivable	2,200	—
Independent dealer receivable	864	1,054
Other receivable	7,191	39,629

	238,208	270,398
Less allowance for doubtful accounts	(1,391)	(2,012)

	$236,817	$268,386

Note 6:	Notes and Mortgage Receivables, Net
      Notes and mortgage receivables at fiscal year-ends were as follows:

	March 31,

	2005	2004

	(In thousands)
Notes, mortgage receivables and other, net of discount	$4,589	$5,924
Less allowance for doubtful accounts	(2,624)	(2,624)

	$1,965	$3,300

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7:	Investments

Held-to-Maturity Investments
      Held-to-maturity investments at December 31, 2004 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(In thousands)
U.S. treasury securities and government obligations	$566	$133	$—	$699
Mortgage-backed securities	864	23	(2)	885

	$1,430	$156	$(2)	$1,584

      Held-to-maturity investments at December 31, 2003 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

		(In thousands)
U.S. treasury securities and government obligations	$522	$148	$—	$670
Mortgage-backed securities	5,308	109	(2)	5,415

	$5,830	$257	$(2)	$6,085

      The adjusted cost and estimated market value of held-to-maturity investments in debt securities at December 31, 2004 and December 31, 2003, by contractual maturity, were as follows:

	December 31, 2004		December 31, 2003

				Estimated
	Amortized	Estimated	Amortized	Market
	Cost	Market Value	Cost	Value

	(In thousands)
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	260	287	240	283
Due after five years through ten years	220	285	219	294
After ten years	86	127	63	93

	566	699	522	670
Mortgage-backed securities	864	885	5,308	5,415

	$1,430	$1,584	$5,830	$6,085

      Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
      The company deposits bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $12.9 million at December 31, 2004 and $12.9 million at December 31, 2003.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-for-Sale Investments
      Available-for-sale investments at December 31, 2004 were as follows:

			Gross
			Unrealized	Gross
			Losses	Unrealized
		Gross	More	Losses	Estimated
	Amortized	Unrealized	Than	Less Than	Market
	Cost	Gains	12 Months	12 Months	Value

	(In thousands)
U.S. treasury securities and government obligations	$28,249	$1,840	$(28)	$(56)	$30,005
U.S. government agency mortgage-backed securities	9,718	344	—	—	10,062
Obligations of states and political subdivisions	788	22	—	—	810
Corporate securities	460,687	20,861	(3,303)	(1,274)	476,971
Mortgage-backed securities	78,329	1,752	(1,931)	(169)	77,981
Redeemable preferred stocks	30,058	1,220	—	—	31,278
Equity securities	7,476	46	—	(881)	6,641

	$615,305	$26,085	$(5,262)	$(2,380)	$633,748

      Available-for-sale investments at December 31, 2003 were as follows:

			Gross
			Unrealized	Gross
			Losses	Unrealized
		Gross	More	Losses	Estimated
	Amortized	Unrealized	Than	Less Than	Market
	Cost	Gains	12 Months	12 Months	Value

	(In thousands)
U.S. treasury securities and government obligations	$29,765	$2,134	$(36)	$—	$31,863
U.S. government agency mortgage-backed securities	10,570	316	—	(12)	10,874
Obligations of states and political subdivisions	2,850	91	—	—	2,941
Corporate securities	510,596	32,515	(6,562)	(905)	535,644
Mortgage-backed securities	74,268	1,739	(1,053)	(318)	74,636
Redeemable preferred stocks	45,861	1,426	(68)	(3)	47,216
Equity securities	243	106	—	—	349

	$674,153	$38,327	$(7,719)	$(1,238)	$703,523

      The Company sold available-for-sale securities with a fair value of $167.5 million in 2004, $267.9 million in 2003 and $248.0 million in 2002. The gross realized gains on these sales totaled $2.3 million in 2004, $5.3 million in 2003 and $6.0 million in 2002. The company realized gross losses on these sales of $1.7 million in 2004, $3.1 million in 2003 and $2.4 million in 2002. The company recognized a write-down of investments due to other than temporary declines on available-for-sale investments of approximately $4.3 million in 2004, $5.0 million in 2003 and $9.8 million in 2002. The unrealized losses presented in the tables above that are more than 12 months are considered temporary declines. The Company tracks each of these investments and evaluates them on an individual basis for other than temporary declines including obtaining corroborating

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
opinions from third party sources, performing trend analysis and reviewing underlying management’s future plans.
      The adjusted cost and estimated market value of available-for-sale investments in debt securities at December 31, 2004 and December 31, 2003, by contractual maturity, were as follows:

	December 31, 2004		December 31, 2003

		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

	(In thousands)
Due in one year or less	$110,679	$112,058	$50,698	$50,847
Due after one year through five years	181,455	185,890	270,186	283,711
Due after five years through ten years	109,108	113,076	132,009	137,969
After ten years	98,200	106,824	100,888	108,795

	499,442	517,848	553,781	581,322
Mortgage-backed securities	78,329	77,981	74,268	74,636
Redeemable preferred stocks	30,058	31,278	45,861	47,216
Equity securities	7,476	6,641	243	349

	$615,305	$633,748	$674,153	$703,523

Investments, other
      The carrying value of other investments at fiscal year-ends was as follows:

	March 31,

	2005	2004

	(In thousands)
Short-term investments	$193,525	$187,560
Mortgage loans, net	51,196	53,496
Real estate	93,178	101,421
Policy loans	5,185	5,698
Other	2,123	970

	$345,207	$349,145

      Short-term investments primarily consist of securities with fixed maturities of three months to one year from acquisition date.
      Mortgage loans are carried at the unpaid balance, less an allowance for possible losses and any unamortized premium or discount. The allowance for possible losses was $1.0 million and $1.1 million as of March 31, 2005 and 2004, respectively. The estimated fair value of these loans at March 31, 2005 and 2004 approximated the carrying value. These loans represent first lien mortgages held by the Company’s insurance subsidiaries.
      Real estate obtained through foreclosures and held for sale and equity investments are carried at the lower of cost or fair value.
      Insurance policy loans are carried at their unpaid balance.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8:	Investment and Interest Income Net
      Investment and interest income, net were as follows:

	Year Ended March 31,

	2005	2004	2003

	(In thousands)
Fixed maturities	$21,085	$23,002	$35,952
Real estate	12,836	10,879	3,578
Insurance policy loans	160	498	—
Mortgage loans	6,312	7,173	35
Short-term, amounts held by ceding reinsurers, net and other investments	(2,442)	1,616	(3,044)

Investment income	37,951	43,168	36,521
Less investment expenses	(3,154)	(6,511)	(1,112)
Investment income-related party	21,942	1,624	5,322

Investment and interest income, net	$56,739	$38,281	$40,731

      Investment expenses include costs incurred in the management of the investment portfolio and interest credited on annuity policies.
      Interest income increased in fiscal 2005 compared with fiscal 2004 primarily as a result of the deconsolidation of SAC Holding Corporation.
      On June 30, 2003, the Company’s insurance subsidiaries exchanged their investments in Private Mini Storage Realty, L.P. (“Private Mini”) which, at the time of the exchange had a carrying value of zero, for other real property owned by the SAC entities. The exchanges were non-monetary and were recorded on the basis of the book value of the assets exchanged.

Note 9:	Borrowings

Long-Term Debt
      Long-term debt at fiscal year-ends was as follows:

	March 31,

	2005	2004

	(In thousands)
Revolving credit facility, senior secured first lien	$84,862	$164,057
Senior amortizing notes, secured, first lien, due 2009	346,500	350,000
Senior notes, secured second lien, 9.0% interest rate, due 2009	200,000	200,000
Senior subordinated notes, secured, 12.0% interest rate, due 2011	148,646	148,646

Total AMERCO notes and loans payable	$780,008	$862,703

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

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The $350 million amortizing term loan requires monthly principal payments of $291,667 and periodic interest payments with the balance due on maturity in 2009. The interest rate per the provisions of the term loan agreement is defined as the 3-month London Inter Bank Offer Rate (“LIBOR”), plus 3.5%, the sum of which at March 31, 2005 was 6.46%. Advances under the revolving credit facility are based on a borrowing base formula, which is based on a percentage of the value of our eligible real estate. On March 31, 2005, outstanding advances under the revolving credit facility totaled $84.9 million and $115.1 million was available to borrow. The interest rate per the provisions of the revolving credit facility agreements are defined as the prime rate (“Prime”) plus 1.0%, the sum of which at March 31, 2005 was 6.75% or LIBOR plus 3.5%. The Senior Secured Facility is secured by a first priority position in substantially all of the assets of AMERCO and its subsidiaries, except for our notes receivable from SAC Holdings, certain real estate held for sale, the capital stock of our insurance subsidiaries, real property previously mortgaged to Oxford and vehicles subject to certain lease financing arrangements.

9.0% Second Lien Senior Secured Notes
      The Company issued and has outstanding $200 million aggregate principal amount of 9.0% Second Lien Senior Secured Notes due 2009. These senior notes are secured by a second priority position in the same collateral which secures our obligations under the First Lien Senior Secured Notes. No principal payments are due on the Second Lien Senior Secured Notes until maturity. Interest is paid quarterly.

Senior Subordinated Notes
      The Company issued and has outstanding $148.6 million aggregate principal amount of 12.0% Senior Subordinated Notes due 2011 (the “Senior Subordinated Notes”). No principal payments are due on the Senior Subordinated Notes until maturity. These senior notes, which are subordinated to all of the senior indebtedness of AMERCO (including the First Lien Senior Secured Notes and the Second Lien Senior Secured Notes, both due 2009), are secured by certain assets of AMERCO, including the capital stock of Oxford, certain real estate held for sale and payments from notes receivable from SAC Holdings having an aggregate outstanding principal balance at March 31, 2005 of $203.7 million. Interest is paid quarterly.

Restrictive Covenants
      Under the abovementioned loan agreements, the Company is required to comply with a number of affirmative and negative covenants. These covenants apply to the obligors, and provide that, among other things:

•	On a quarterly basis, the obligors cannot allow EBITDA minus capital expenditures (as defined) to fall below specified levels.

•	The obligors are restricted in the amount of capital expenditures that they can make in any fiscal year.

•	The obligors’ ability to incur additional indebtedness is restricted.

•	The obligors’ ability to create, incur, assume or permit to exist any lien on or against any of the secured assets is restricted.

•	The obligors’ ability to convey, sell, lease, assign, transfer or otherwise dispose of any of the secured assets is restricted.

•	The obligors cannot enter into any merger, consolidation, reorganization, or recapitalization (subject to exceptions) and they cannot liquidate, wind up or dissolve any of their subsidiaries that are a borrower under the abovementioned loan agreements, unless the assets of the dissolved entity are transferred to another subsidiary that is a borrower under the abovementioned loan agreements and certain other conditions are met.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The obligors ability to guarantee the obligations of the insurance subsidiaries or any third party is restricted.

•	The obligors ability to prepay, redeem, defease, purchase or otherwise acquire any of their indebtedness or any indebtedness of a subsidiary that is a borrower under the abovementioned loan agreements is restricted.

•	The Company’s credit facility and its senior note indentures limit the Company’s ability to pay dividends and accordingly, the Company does not anticipate declaring and paying dividends on its common stock in the foreseeable future.
      As of March 31, 2005 and 2004 the Company was in compliance with these covenants.

The W.P.Carey Transaction
      In 1999, AMERCO and U-Haul and Real Estate entered into financing agreements for the purchase and construction of self-storage facilities with the Bank of Montreal and Citibank (the “leases” or the “synthetic leases”). Title to the real property subject to these leases was held by non-affiliated entities.
      These leases were amended and restated on March 15, 2004. As a result, we paid down approximately $31 million of lease obligations and entered into leases with a three year term, with four one year renewal options. After such pay down, our lease obligation under the amended and restated synthetic leases was approximately $218.5 million.
      On April 30, 2004, the amended and restated leases were terminated and the properties underlying these leases were sold to UH Storage (DE) Limited Partnership, an affiliate of W. P. Carey. U-Haul entered into a ten year operating lease with W. P. Carey (UH Storage DE) for a portion of each property (the portion of the property that relates to U-Haul’s truck and trailer rental and moving supply sales businesses). The remainder of each property (the portion of the property that relates to self-storage) was leased by W. P. Carey (UH Storage DE) to Mercury Partners, LP (“Mercury”) pursuant to a 20 year lease. These events are referred to as the “W. P. Carey Transactions.” As a result of the W. P. Carey Transactions, we no longer have a capital lease related to these properties. The terms of the W. P. Carey Transactions provide for us to be reimbursed for capital improvements we previously made to the properties, subject to conditions, which we expect will occur over a period of approximately 18 months following the closing.
      The sales price for these transactions was $298.4 million and cash received was $298.9 million. The Company realized a gain on the transaction of $2.7 million, which is being amortized over the life of the lease term.
      As part of the W. P. Carey Transactions, U-Haul entered into agreements to manage these properties (including the portion of the properties leased by Mercury). These management agreements allow us to continue to operate the properties as part of the U-Haul moving and self-storage system.
      U-Haul’s annual lease payments under the new lease are approximately $10 million per year, with CPI inflation adjustments beginning in the sixth year of the lease. The lease term is ten years, with a renewal option for an additional ten years. Upon closing of the W. P. Carey Transactions, we made a $5 million security deposit and an earn-out deposit of $22.9 million. The security deposit will be refunded to us at the end of the lease term. The earn-out deposit will be refunded at the earlier of the achievement of certain property level financial ratios or the end of the lease term.
      The property management agreement we entered into with Mercury provides that Mercury will pay U-Haul a management fee based on gross self-storage rental revenues generated by the properties. During fiscal 2005, U-Haul earned $1.4 million in management fees from Mercury.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Annual Maturities of AMERCO Consolidated Notes and Loans Payable
      The annual maturity of AMERCO Consolidated long-term debt as of March 31, 2005 for the next five years and thereafter is as follows:

	Year Ended

	2006	2007	2008	2009	2010	Thereafter

			(In thousands)
Notes payable, secured	$3,500	$3,500	$3,500	$620,862	$—	$148,646

SAC Holding II Corporation Notes and Loans Payable to Third Parties
      SAC Holding II Corporation notes and loans payable at fiscal year-ends were as follows:

	March 31,

	2005	2004

	(In thousands)
Notes payable, secured, 7.87% interest rate, due 2027	$77,474	$78,637

      On March 15, 2004, the SAC entities issued $200 million aggregate principal amount of 8.5% senior notes due 2014 (the “new SAC Notes”). SAC Holding Corporation and SAC Holding II Corporation are jointly and severally liable for these obligations. The proceeds from this issuance flowed exclusively to SAC Holding Corporation. No liability for this payable is at SAC Holding II Corporation.

Annual Maturities of SAC Holding II Corporation Notes
      The annual maturity of SAC Holding II Corporation long-term debt for the next five years and thereafter is as follows:

	Year Ended

	2006	2007	2008	2009	2010	Thereafter

	(In thousands)
Notes payable, secured	$1,331	$1,320	$1,430	$1,664	$1,800	$69,929

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

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10:	Interest on Borrowings

Interest Expense
      Interest expense was as follows:

	Years Ended March 31,

	2005	2004	2003

	(In thousands)
Interest expense	$62,706	$76,007	$76,186
Capitalized interest	(186)	(270)	(732)
Amortization of transaction costs	3,321	1,825	902
Fees on early termination of BBATS	—	—	26,500
Interest expense resulting from interest rate caps	1,137	—	—

Total AMERCO interest expense	66,978	77,562	102,856

SAC Holdings’ interest expense	14,187	80,963	81,164
Less: Intercompany transactions	(7,960)	(36,835)	(35,889)

Total SAC entities’ interest expense	6,227	44,128	45,275

Total	$73,205	$121,690	$148,131

      The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations. We have used interest rate swap agreements to provide for matching the gain or loss recognition on the hedging instrument with the recognition of the changes in the cash flows associated with the hedged asset or liability attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. At March 31, 2005 the Company had no interest rate swap contracts. On May 13, 2004 the Company entered into separate interest rate cap contracts for $200 million of its variable rate debt obligations for a two year term and for $50 million of its variable rate debt obligations. A fluctuation in the interest rates of 100 basis points would change interest expense for the Company by approximately $4.3 million annually.
      Interest paid in cash by AMERCO amounted to $57.6 million, $76.6 million and $77.9 million for fiscal years 2005, 2004 and 2003, respectively.

Interest Rates
      Interest rates and company borrowings were as follows:

	Revolving Credit Activity

	Year Ended

AMERCO	2005	2004	2003

	(In thousands, except interest rates)
Weighted average interest rate during the year	5.69%	6.75%	4.6%
Interest rate at year end	6.43%	5.50%	7.0%
Maximum amount outstanding during the year	$164,051	$205,000	$400,000
Average amount outstanding during the year	$46,771	$174,267	$248,847
Facility fees	$—	$1,333	$1,537

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11:	Stockholders’ Equity
      AMERCO has authorized capital stock as follows:

		Issued and
	Authorized	Outstanding

	(In thousands)
AMERCO common stock	150,000	38,270
AMERCO serial common stock	150,000	3,716
AMERCO serial preferred stock	50,000	6,100
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

Note 12:	Comprehensive Income
      The components of accumulated other comprehensive income/(loss), were as follows:

	Year Ended March 31,

	2005	2004	2003

	(In thousands)
Accumulated foreign currency translation	$(33,344)	$(34,913)	$(41,336)
Accumulated unrealized gain (loss) on investments	2,636	13,467	(14,429)
Accumulated fair market value of cash flow hedge	47	—	—

	$(30,661)	$(21,446)	$(55,765)

      A summary of accumulated comprehensive income/ (loss) components in thousands, were as follows:

			Fair Market	Accumulated
	Foreign	Unrealized	Value of	Other
	Currency	Gain/(Loss)	Cash Flow	Comprehensive
	Translation	on Investments	Hedge	Income

	(In thousands)
Balance at March 31, 2003	$(41,336)	$(14,429)	$—	$(55,765)
Foreign currency translation — U-Haul	4,936	—	—	4,936
Foreign currency translation — SAC	1,487	—	—	1,487
Unrealized gain on investments	—	27,896	—	27,896

Balance at March 31, 2004	(34,913)	13,467	—	(21,446)
Foreign currency translation — U-Haul	1,569	—	—	1,569
Change in fair value of cash hedge	—	—	47	47
Unrealized loss on investments	—	(10,831)	—	(10,831)

Balance at March 31, 2005	$(33,344)	$2,636	$47	$(30,661)

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13:	Provision for Taxes
      Income before taxes and the provision for taxes consisted of the following:

	Year Ended March 31,

	2005	2004	2003

	(In thousands)
Pretax earnings (loss):
U.S.	$143,840	$(1,166)	$(45,628)
Non-U.S.	1,292	6,391	6,707

Total pretax earnings (loss)	$145,132	$5,225	$(38,921)

Provision for taxes:
Federal:
Current	$30,539	$9,705	$4,440
Deferred	17,801	(4,494)	(19,631)
State:
Current	5,752	3,147	2,127
Deferred	1,616	(1,395)	(1,711)
Non-U.S.:
Current	—	1,114	840
Deferred	—	—	—

Total income tax expense (benefit)	$55,708	$8,077	$(13,935)

      Income taxes paid in cash amounted to $30.0 million, $4.0 million, and $12.8 million for fiscal years 2005, 2004, and 2003, respectively.
      The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before taxes was as follows:

	Year Ended March 31,

	2005	2004	2003

	(In percentages)
Statutory federal income tax rate	35.00%	35.00%	(35.00)%
Increase (reduction) in rate resulting from:
State and foreign taxes, net of federal benefit	3.16%	36.43%	2.22%
Canadian subsidiary income (loss)	(0.31)%	(20.51)%	(2.97)%
Interest on deferred taxes	0.43%	12.04%	1.62%
Tax-exempt interest income (loss)	—%	(0.42)%	(0.19)%
IRS Settlement	—%	91.11%	—%
Other	0.10%	0.93%	(1.48)%

Effective tax rate	38.38%	154.58%	(35.80)%

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Significant components of the Company’s deferred tax assets and liabilities at fiscal year-ends were as follows:

	March 31,

	2005	2004

	(In thousands)
Deferred tax assets:
Net operating loss and credit carryforwards	$27,183	$48,287
Accrued expenses	102,962	91,780
Deferred revenue from sale/leaseback	—	9,772
Policy benefit and losses, claims and loss expenses payable, net	21,048	22,767
Unrealized gains and (losses)	7,235	(1,442)

Total deferred tax assets	158,428	171,164

Deferred tax liabilities:
Property, plant and equipment	214,562	211,682
Deferred policy acquistion costs	12,367	16,107
Other	9,623	7,175

Total deferred tax liabilities	236,552	234,964

Net deferred tax liability	$78,124	$63,800

      Under the provisions of the Tax Reform Act of 1984 (the Act), the balance in Oxford’s account designated “Policyholders’ Surplus Account” is frozen at its December 31, 1983 balance of $19.3 million. Federal income taxes (Phase III) will be payable thereon at applicable current rates if amounts in this account are distributed to the stockholder or to the extent the account exceeds a prescribed maximum. Oxford did not incur a Phase III liability for the years ended December 31, 2004, 2003 and 2002.
      At March 31, 2005 and March 31, 2004, the AMERCO affiliated group has non-life net operating loss carryforwards available to offset federal taxable income in future years of $0 and $95.4 million, respectively. These carryforwards expire in 2012 through 2020. At March 31, 2005 and March 31, 2004, AMERCO has alternative minimum tax credit carryforwards of $19.1 million and $9.6 million, respectively, which do not have an expiration date, and may only be utilized in years in which regular tax exceeds alternative minimum tax. At March 31, 2005 and March 31, 2004, U-HAUL Co. (Canada) Ltd. has net Canadian operating loss carryforwards available to offset Canadian taxable income of $5.5 million, stated in U.S. dollars. These carryforwards expire in 2012 and 2011 respectively.
      SAC Holdings began to file tax returns in the fiscal year ending March 31, 2003, and has net operating losses of $20.6 million and $14.2 million in the fiscal years ending March 31, 2005 and March 31, 2004, respectively, to offset taxable income in future years. These carryforwards expire in 2024 and 2025.
      Under certain circumstances and sections of the Internal Revenue Code, a change in ownership for tax purposes will limit the amount of net operating loss carryforwards that can be used to offset future taxable income.

Note 14:	Employee Benefit Plans

Profit Sharing Plans
      The Company provides tax-qualified profit sharing retirement plans for the benefit of eligible employees, former employees and retirees in the U.S. and Canada. The plans are designed to provide employees with an

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions. Amounts to be contributed are determined by the chief executive officer of the Company under the delegation of authority from the Board of Directors, pursuant to the terms of the Profit Sharing Plan. No contributions were made to the profit sharing plan during fiscal 2005, 2004 or 2003.
      The Company also provides an employee savings plan which allows participants to defer income under Section 401(k) of the Internal Revenue Code of 1986.

ESOP Plan
      The Company also provides an Employee Stock Ownership Plan (the “Plan”) under which the Company may make contributions of its common stock or cash to acquire such stock on behalf of participants. Generally, employees are eligible to participate in the Plan upon completion of one year of service. The Company has arranged financing to fund the Plan Trust (ESOT) and to enable the ESOT to purchase shares. Listed below is a summary of these financing arrangements as of fiscal year-end:

	Outstanding as of	Interest Payments
	March 31,
Financing Date	2005	2005	2004	2003

	(In thousands)
June, 1991	$12,583	$1,008	$1,159	$978
March, 1999	100	8	11	11
February, 2000	628	54	74	62
April, 2001	121	9	12	5
      Shares are released from collateral and allocated to active employees based on the proportion of debt service paid in the plan year. Contributions to the ESOT that were charged to expense during fiscal 2005, 2004 and 2003 were $2.1 million, $2.1 million and $2.2 million, respectively.
      Shares held by the Plan as of year-end were as follows:

	March 31,

	2005	2004

	(In thousands)
Allocated shares	1,514	1,577
Unreleased shares	652	727
Fair value of unreleased shares	$21,554	$12,249
      For purposes of the above schedule, the fair value of unreleased shares issued prior to 1992 is defined as the historical cost of such shares. The fair value of unreleased shares issued subsequent to December 31, 1992 is defined as the trading value of such shares as of March 31, 2005 and March 31, 2004, respectively.

Insurance Plans
      Oxford insures various group life and group disability insurance plans covering employees of the Company. Premiums earned by Oxford on these policies were $1.5 million, $4.5 million and $4.4 million for the years ended December 31, 2004, 2003, and 2002, respectively. The group life premiums are paid by the Company and those amounts were eliminated from the Company’s financial statements in consolidation.

Post Retirement and Post Employment Benefits
      The Company provides medical and life insurance benefits to eligible employees and dependents. To be eligible, employees need to be over age 65 and meet specified years of service requirements. The Company

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
uses the accrual method of accounting for post-retirement benefits and funds these benefit costs as claims are incurred.
      The components of net periodic post retirement benefit cost for fiscal years ended March 31, 2005, 2004 and 2003 were as follows:

	Year Ended March 31,

	2005	2004	2003

	(In thousands)
Service cost for benefits earned during the period	$316	$315	$299
Interest cost on accumulated postretirement benefit	313	331	355
Other components	(317)	(549)	(279)

Net periodic postretirement benefit cost	$312	$97	$375

      The fiscal 2005 and fiscal 2004 post retirement benefit liability included the following components:

	Year Ended
	March 31,

	2005	2004

	(In thousands)
Beginning of year	$5,074	$4,978
Service cost for benefits earned during the period	316	315
Interest cost on accumulated post retirement benefit	313	331
Benefit payments and expense	(116)	(108)
Actuarial gain	(201)	(441)

Accumulated postretirement benefit obligation	5,386	5,075
Unrecognized net gain	4,397	4,512

Total post retirement benefit liability	$9,783	$9,587

      The discount rate assumptions in computing the information above were as follows:

	March 31,

	2005	2004	2003

	(In percentages)
Accumulated postretirement benefit obligation	5.75%	6.25%	6.75%
      The discount rate represents the expected yield on a portfolio of high grade (AA to AAA rated or equivalent) fixed income investments with cash flow streams sufficient to satisfy benefit obligations under the plan when due. Fluctuations in the discount rate assumptions primarily reflect changes in U.S. interest rates. The estimated health care cost inflation rates used to measure the accumulated post retirement benefit obligation was 5.75% in fiscal 2005, which was projected to decline annually to an ultimate rate of 4.20% in fiscal 2017.
      If the estimated health care cost inflation rate assumptions were increased by one percent, the accumulated post retirement benefit obligation as of fiscal year-end would increase by approximately $379,653. A decrease in the estimated health care cost inflation rate assumption of one percent would decrease the accumulated post retirement benefit obligation as of fiscal year-end by $413,256.
      Post employment benefits provided by the Company, other than retirement, are not material.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Amount

(In thousands)
Year-ended:
2006	$117
2007	128
2008	145
2009	162
2010	185
Thereafter	1,393

Total	$2,130

Note 15:	Reinsurance and Policy benefits and losses, claims and loss expenses payable
      During their normal course of business, our insurance subsidiaries assume and cede reinsurance on both a coinsurance and a risk premium basis. They also obtain reinsurance for that portion of risks exceeding their retention limits. The maximum amount of life insurance retained on any one life is $150,000.

		Ceded to	Assumed		Percentage of
	Direct	Other	from Other	Net	Amount
	Amount(a)	Companies	Companies	Amount(a)	Assumed to Net

	(In thousands)
Year ended December 31, 2004
Life insurance in force	$1,147,380	$336,575	$1,785,441	$2,596,246	69%

Premiums earned:
Life	$9,372	$6,106	$8,365	$11,631	72%
Accident and health	99,402	6,715	17,726	110,413	16%
Annuity	1,901	—	2,291	4,192	55%
Property and casualty	29,965	10,235	5,257	24,987	21%

Total	$140,640	$23,056	$33,639	$151,223

Year ended December 31, 2003
Life insurance in force	$1,134,051	$218,682	$1,842,666	$2,758,035	67%

Premiums earned:
Life	$17,300	$2,840	$7,626	$22,086	35%
Accident and health	109,135	5,346	14,561	118,350	12%
Annuity	1,954	—	2,692	4,646	58%
Property and casualty	106,599	32,969	18,406	92,036	20%

Total	$234,988	$41,155	$43,285	$237,118

Year ended December 31, 2002
Life insurance in force	$2,036,998	$1,045,011	$1,613,812	$2,605,799	62%

Premiums earned:
Life	$22,972	$10,078	$15,111	$28,005	54%
Accident and health	114,526	15,274	26,581	125,833	21%
Annuity	1,272	—	3,609	4,881	74%
Property and casualty	166,678	69,374	51,902	149,206	35%

Total	$305,448	$94,726	$97,203	$307,925

(a)	Balances are reported net of inter-segment transactions.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Premiums eliminated in consolidation were as follows:

	RepWest	Oxford

	(In thousands)
2004	$—	$1,474
2003	1,206	2,671
2002	3,412	2,679
      To the extent that a re-insurer is unable to meet its obligation under the related reinsurance agreements, RepWest would remain liable for the unpaid losses and loss expenses. Pursuant to certain of these agreements, RepWest holds letters of credit at years-end in the amount of $9.0 million from re-insurers and has issued letters of credit in the amount of $12.2 million in favor of certain ceding companies.
      Policy benefits and losses, claims and loss expenses payable were as follows:

	Year Ended December 31,

	2004	2003

	(In thousands)
Unpaid losses and loss adjustment expense	$380,875	$416,259
Reinsurance losses payable	7,516	9,026
Unearned premiums	2,992	11,308

Total	$391,383	$436,593

      Activity in the liability for unpaid losses and loss adjustment expenses for RepWest is summarized as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Balance at January 1	$416,259	$399,447	$448,987
Less reinsurance recoverable	177,635	146,622	128,044

Net balance at January 1	238,624	252,825	320,943
Incurred related to:
Current year	17,960	56,454	112,284
Prior years	21,773	53,127	16,396

Total incurred	39,733	109,581	128,680
Paid related to:
Current year	13,570	22,931	66,728
Prior years	73,384	100,851	130,070

Total paid	86,954	123,782	196,798

Net balance at December 31	191,403	238,624	252,825
Plus reinsurance recoverable	189,472	177,635	146,622

Balance at December 31	$380,875	$416,259	$399,447

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16:	Contingent Liabilities and Commitments
      The Company leases a portion of its rental equipment and certain of its facilities under operating leases with terms that expire at various dates substantially through 2034. At March 31, 2005, AMERCO has guaranteed $143.9 million of residual values for these assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as other restrictions. At the expiration of the lease, the Company has options to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. AMERCO has been leasing equipment since 1987 and has experienced no material losses relating to these types of residual value guarantees.
      Lease expense during each fiscal years-end was as follows:

	March 31,

	2005	2004	2003

	(In thousands)
Lease expense	$151,354	$160,727	$166,100
      Lease commitments for leases having terms of more than one year as of fiscal year-end were as follows:

	Property
	Plant and	Rental
	Equipment	Equipment	Total

	(In thousands)
Year-ended:
2006	$11,854	$90,262	$102,116
2007	11,067	72,287	83,354
2008	10,935	40,071	51,006
2009	10,621	26,649	37,270
2010	10,215	16,408	26,623
Thereafter	45,544	11,287	56,831

Total	$100,236	$256,964	$357,200

Note 17:	Contingencies

Kocher
      On March 2, 2005 Oxford settled a case pending in Wetzel County, West Virginia bearing the case caption Charles Kocher v. Oxford Life Insurance Co., Civil Action No. 00-C-51-K (the “Action”). In consideration of the payment of $12.8 million, Charles A Kocher (“Kocher”) executed a General Release of all claims against Oxford, Republic Western, and Evanston Insurance Company, together with certain affiliates, subsidiaries, officers, directors, employees and other related parties of each of them, including but not limited to all claims that were or could have been asserted in the Action. Pursuant to the General Release, Kocher agreed to the dismissal with prejudice of the Action, with each party bearing its own costs and attorneys’ fees. Oxford received $2.2 million in reimbursement from its E&O carrier related to the settlement of the Action.

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

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Shoen and James P. Shoen as defendants. AMERCO is named a nominal defendant for purposes of the derivative action. The complaint alleges breach of fiduciary duty, self-dealing, usurpation of corporate opportunities, wrongful interference with prospective economic advantage and unjust enrichment and seeks the unwinding of sales of self-storage properties by subsidiaries of AMERCO to SAC Holdings in prior years. The complaint seeks a declaration that such transfers are void as well as unspecified damages. On October 28, 2002, AMERCO, the Shoen directors, the non-Shoen directors and SAC Holdings filed Motions to Dismiss the complaint. In addition, on October 28, 2002, Ron Belec filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Ron Belec vs. William E. Carty, et al., CV 02-06331 and on January 16, 2003, M.S. Management Company, Inc. filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned M.S. Management Company, Inc. vs. William E. Carty, et al., CV 03-00386. Two additional derivative suits were also filed against these parties. These additional suits are substantially similar to the Paul F. Shoen derivative action. The five suits assert virtually identical claims. In fact, three of the five plaintiffs are parties who are working closely together and chose to file the same claims multiple times. These lawsuits alleged that the AMERCO Board lacked independence. In reaching its decision to dismiss these claims, the court determined that the AMERCO Board of Directors had the requisite level of independence required in order to have these claims resolved by the Board. The court consolidated all five complaints before dismissing them on May 28, 2003. Plaintiffs filed a Notice of Appeal to the Nevada Supreme Court. The parties have fully briefed the issues and are awaiting a ruling from the court.

Securities Litigation
      AMERCO is a defendant in a consolidated putative class action lawsuit entitled “In Re AMERCO Securities Litigation”, United States District Court, Case No. CV-N-03-0050-ECR (RAM). The action alleges claims for violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder, section 20(a) of the Securities Exchange Act of 1934 and sections 11, 12, and 15 of the Securities Act of 1933. The action alleges, among other things, that AMERCO engaged in transactions with the SAC entities that falsely improved AMERCO’s financial statements and that AMERCO failed to disclose the transactions properly. The action has been transferred to the United States District Court, District of Arizona. Defendants have filed motions to dismiss and will defend the case vigorously.

Securities and Exchange Commission
      The Securities and Exchange Commission (“SEC”) has issued a formal order of investigation to determine whether the Company has violated the federal securities laws. The Company has produced and delivered all requested documents and provided testimony from all requested witnesses to the SEC. The Company is cooperating with the SEC and is facilitating the expeditious review of its financial statements and any other issues that may arise. We cannot predict the outcome of the investigation.

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

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operating expenditures to stay in compliance with environmental laws and has put in place a remedial plan at each site where it believes such a plan is necessary. Since 1988, Real Estate has managed a testing and removal program for underground storage tanks.
      Based upon the information currently available to Real Estate, compliance with the environmental laws and its share of the costs of investigation and cleanup of known hazardous waste sites are not expected to have a material adverse effect on AMERCO’s financial position or operating results. Real Estate expects to spend approximately $8.7 million through 2011 to remediate these properties.
     Other
      The Company is named as a defendant in various litigation and claims arising out of the normal course of business. In managements opinion none of these matters will have a material effect on the Company’s financial position and results of operations.

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
Note 19:     Related Party Transactions
      AMERCO has engaged in related party transactions and has continuing related party interests with certain major stockholders, directors and officers of the consolidated group as disclosed below. Management believes that the transactions described below and in the related notes were consummated on terms equivalent to those that would prevail in arm’s-length transactions.
      On December 23, 2002, Mark V. Shoen, a significant shareholder purchased a condominium in Phoenix, Arizona from Oxford Life Insurance Company. The purchase price was $279,573, which was in excess of the appraised value.
      During fiscal 2005 a subsidiary of the Company held various unsecured notes of SAC Holding Corporation and SAC Holding II Corporation, collectively referred to as SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. The Company does not have an equity ownership interest in SAC Holdings, except for minority investments made by RepWest and Oxford in a SAC Holdings-controlled limited partnership which holds Canadian self-storage properties. The Company received cash interest payments of $11.7 million and $26.6 million, from SAC Holdings during fiscal 2005 and fiscal 2004. The notes receivable balance

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
outstanding at March 31, 2005 and 2004 was, in the aggregate, $203.8 million. The largest aggregate amount outstanding during the fiscal year ended March 31, 2005 was $203.8 million. Of this amount, $75.1 million is with SAC Holding II Corporation and eliminates in consolidation.
      Interest accrues on the outstanding principal balance of junior notes of SAC Holdings that the Company holds at a stated rate of basic interest. A fixed portion of that basic interest is paid on a monthly basis.
      Additional interest is paid on the same payment date based on the amount of remaining basic interest due and on the cash flow generated by the underlying property. This amount is referred to as the “cash flow-based calculation.”
      To the extent that this “cash flow-based calculation” is less than the amount of remaining basic interest, the additional interest payable on the applicable monthly date is limited to the amount of that “cash flow-based calculation.” In such a case, the excess of the remaining basic interest over the “cash flow-based calculation” is deferred and all amounts so deferred bear the stated rate of basic interest until maturity of the junior note. For the note with SAC Holding II Corporation and for certain notes with specified subsidiaries of SAC Holding Corporation, to the extent that this “cash flow-based calculation” exceeds the amount of remaining basic interest, contingent interest is paid on the same monthly date as the fixed portion of basic interest. In addition, subject to certain contingencies, the note with SAC Holding II Corporation and certain notes with SAC Holding Corporation provide that the holder of the note is entitled to participate in any appreciation realized upon, among other things, the sale of certain properties by SAC Holdings.
      The Company currently manages the self-storage properties owned by SAC Holdings, Mercury, 4 SAC, 5 SAC and 19 SAC pursuant to a standard form of management agreement, under which the Company receives a management fee based on gross receipts. The Company received management fees of $14.4 million, and $12.9 million during fiscal year 2005 and 2004. This management fee is consistent with the fee received for other properties the Company manages for third parties.
      RepWest and Oxford currently hold a 46% limited partnership interest in Securespace Limited Partnership (“Securespace”), a Nevada limited partnership. A SAC Holdings subsidiary serves as the general partner of Securespace and owns a 1% interest. Another SAC Holdings subsidiary owns the remaining 53% limited partnership interest in Securespace. Securespace was formed by SAC Holdings to be the owner of various Canadian self-storage properties. RepWest’s and Oxford’s investment in Securespace is included in Investments, Other, and is accounted for using the equity method. We do not believe that the carrying amount of their investments in Securespace is in excess of fair value.
      During fiscal 2005, the Company leased space for marketing company offices, vehicle repair shops and hitch installation centers in properties owned by subsidiaries of SAC Holdings. Total lease payments pursuant to such leases were $2.7 million and $2.6 million during fiscal 2005 and fiscal 2004. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.
      At March 31, 2005, subsidiaries of SAC Holdings acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with subsidiaries of SAC Holdings are substantially identical to the terms of those with the Company’s other independent dealers. During fiscal 2005 and fiscal 2004, the Company paid subsidiaries of SAC Holdings $33.1 million and $29.1 million in commissions pursuant to such dealership contracts.
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

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Management believes that its sales of self-storage properties to SAC Holdings has provided a unique structure for the Company to earn management fee income from the SAC Holdings self-storage properties that the Company manages and to participate in SAC Holdings’ excess cash flows as described above.
      Independent fleet owners own approximately 4% of all U-Haul rental trailers and 0.01% of certain other rental equipment. There are approximately 1,421 independent fleet owners, including certain officers, directors, employees and stockholders of AMERCO. Such AMERCO officers, directors, employees and stockholders owned less than 1% of all U-Haul rental trailers during fiscal 2005, 2004 and 2003, respectively. Payments to these individuals under this program are de minimis (less than one thousand dollars per quarter, per person). All rental equipment is operated under contract with U-Haul whereby U-Haul administers the operations and marketing of such equipment and in return receives a percentage of rental fees paid by customers. Based on the terms of various contracts, rental fees are distributed to U-Haul (for services as operators), to the fleet owners (including certain subsidiaries and related parties of U-Haul) and to Rental Dealers (including Company-operated U-Haul Centers).
      During fiscal 2003 AMERCO purchased $2.1 million of printing services from a company wherein an owner is related to a major stockholder, director and officer of AMERCO.
      On August 20, 2004, James P. Shoen exchanged with the Company 1,946,314 shares of AMERCO Series A Common Stock, $0.25 par value, for 1,946,314 shares of AMERCO Common Stock, $0.25 par value. Mr. Shoen is a director, employee and significant shareholder of AMERCO. No gain or loss was recognized as a result of this transaction.
      In February 1997, AMERCO, through its insurance subsidiaries, invested in the equity of Private Mini, a Texas-based self-storage operator. RepWest invested $13.5 million and had a direct 30.6% interest and an indirect 13.2% interest. Oxford invested $11 million and had a direct 24.9% interest and an indirect 10.8% interest. On June 30, 2003, RepWest and Oxford exchanged their respective interests in Private Mini for certain real property owned by certain SAC Holdings entities. The exchanges were non-monetary and were recorded on the basis of the book values of the assets exchanged.
      During 1997, Private Mini secured a $225.0 million line of credit with a financing institution, which was subsequently reduced in accordance with its terms to $125.0 million in December 2001. Under the terms of this credit facility, AMERCO entered into a support party agreement with Private Mini whereby upon default or noncompliance with debt covenants by Private Mini, AMERCO assumes responsibility in fulfilling all obligations related to this credit facility. In 2003, the support party obligation was bifurcated into two separate support party obligations; one consisting of a $55 million support party obligation and one consisting of a $70 million support party obligation. At March 31, 2003, $55 million of AMERCO’s support party obligation had been triggered. AMERCO satisfied the $55 million obligation by issuing notes to the Private Mini creditor, and we correspondingly increased our receivable from Private Mini by $55 million. Interest from Private Mini on this receivable is being recorded and received by AMERCO on a regular basis. The Company expects to fully recover this amount. Under the terms of FIN 45, the remaining $70 million support party obligation was recognized by the Company as a liability at March 31, 2004 and March 31, 2003. This resulted in AMERCO increasing Other Liabilities by $70 million and increasing our receivable from Private Mini by an additional $70 million. At March 31, 2005, the Company revalued the FIN 45 liability to $2.9 million.
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

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Related Party Receivables

	March 31,

	2005	2004

	(In thousands)
PMSR receivables and interest	$70,887	$136,127
Oxford note receivable from SAC Holding Corporation	5,040	5,040
U-Haul notes receievable from SAC Holding Corporation	123,578	123,659
U-Haul interest receivable from SAC Holding Corporation	35,960	29,814
U-Haul receivable from SAC Holding Corporation	1,028	(285)
SAC Holding II receivable from parent	2,202	—
U-Haul receivable from Mercury	2,185	—
Oxford and RepWest investment in securespace	11,225	11,279
Other	561	3,750
Timing difference AMERCO- OLIC note	—	17,500

	$252,666	$326,884

Related Party Liabilities

	March 31,

	2005	2004

	(In thousands)
SAC Holding II Corporation payable to affiliate	$11,070	$3,081

Note 20:     Statutory Financial Information of Insurance Subsidiaries
      Applicable laws and regulations of the State of Arizona require Republic Western Insurance Company and Oxford Life Insurance Company to maintain minimum capital and surplus determined in accordance with statutory accounting principles. Audited statutory net income and statutory capital and surplus for the years-ended are listed below:

	December 31,

	2004	2003	2002

	(In thousands)
Rep West:
Audited statutory net income (loss)	$(5,262)	$(17,051)	$4,130
Audited statutory capital and surplus	64,789	69,122	65,365
NAFCIC:
Audited statutory net income (loss)	(494)	732	(346)
Audited statutory capital and surplus	3,759	4,001	3,825
Oxford:
Audited statutory net income (loss)	10,736	3,335	(11,565)
Audited statutory capital and surplus	83,396	64,034	39,084
CFLIC:
Audited statutory net income (loss)	2,410	4,057	3,195
Audited statutory capital and surplus	20,981	22,545	17,181
NAI:
Audited statutory net income (loss)	1,718	3,067	3,064
Audited statutory capital and surplus	14,442	12,489	9,474

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amount of dividends that can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. At December 31, 2004, Oxford cannot distribute any of their statutory surplus as dividends without regulatory approval. At December 31, 2004, RepWest had $6.5 million of statutory surplus available for distribution.
      On May 20, 2003, RepWest consented to an Order for Supervision issued by the State of Arizona Department of Insurance (“DOI”). The DOI determined that RepWest’s level of risk based capital (“RBC”) allowed for regulatory control. Pursuant to this order and Arizona law, during the period of supervision, RepWest could not engage in certain activities without the prior approval of the DOI. The order was abated on June 9, 2005.

Note 21:	Financial Information by Geographic Area
      Financial information by geographic area for fiscal year 2005 is as follows:

Year Ended	United States	Canada	Consolidated

	(All amounts are in thousands U.S. $’s)
March 31, 2005
Total revenues	$1,956,719	$51,402	$2,008,121
Depreciation and amortization, net	145,167	4,448	149,615
Interest (expense) income	(73,231)	26	(73,205)
Pretax earnings	143,840	1,292	145,132
Income tax expense	55,708	—	55,708
Identifiable assets	3,031,461	72,161	3,103,622
      Financial information by geographic area for fiscal year 2004 is as follows:

Year Ended	United States	Canada	Consolidated

	(All amounts are in thousands U.S. $’s)
March 31, 2004
Total revenues	$2,109,831	$66,163	$2,175,994
Depreciation and amortization, net	180,538	7,358	187,896
Interest expense	(118,310)	(3,380)	(121,690)
Pretax earnings (loss)	(1,166)	6,391	5,225
Income tax expense	6,963	1,114	8,077
Identifiable assets	3,328,411	66,337	3,394,748
      Financial information by geographic area for fiscal year 2003 is as follows:

Year Ended	United States	Canada	Consolidated

	(All amounts are in thousands U.S. $’s)
March 31, 2003
Total revenues	$2,086,290	$55,054	$2,141,344
Depreciation and amortization, net	169,661	5,466	175,127
Interest expense	(146,144)	(1,987)	(148,131)
Pretax earnings (loss)	(45,628)	6,707	(38,921)
Income tax expense (benefit)	(14,775)	840	(13,935)
Identifiable assets	3,700,444	131,928	3,832,372

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 21A:     Consolidating Financial Information by Industry Segment
      AMERCO has five operating segments and four reportable segments. Our reportable segments are Moving and Storage operations (AMERCO, U-Haul and Real Estate), Property and Casualty Insurance, Life Insurance and SAC Holdings. Management tracks revenues separately, but does not report any separate measure of the profitability for rental vehicles, rentals of self-storage spaces and sales of products that are required to be classified as a separate operating segment and accordingly does not present these as separate reportable segments. Deferred income taxes are shown as liabilities on the consolidating statements.
      The notes of the Company are fully and unconditionally guaranteed, jointly and severally, by all of AMERCO’s legal subsidiaries, except for our insurance company subsidiaries and except for SAC Holdings on a consolidated basis. Footnote 21A includes condensed consolidating financial information which presents the condensed consolidating balance sheets as of March 31, 2005 and 2004 and the related condensed consolidating statements of earnings and condensed consolidating cash flow statements for the years ended March 31, 2005, 2004, and 2003 for:

(a) Moving and Storage Operations (the guarantor subsidiaries) comprised of AMERCO, U-Haul, and Amerco Real Estate Company and each of their respective subsidiaries;

(b) the nonguarantor subsidiaries (comprised of Oxford and RepWest and each of their respective subsidiaries); and

(c) SAC Holdings.
      The information includes elimination entries necessary to consolidate AMERCO, the parent, with the guarantor and nonguarantor subsidiaries.
      Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor and nonguarantor subsidiaries are presented on a combined basis.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 21A:     Financial Information by Consolidating Industry Segment:
      Consolidating balance sheets by industry segment as of March 31, 2005 are as follows:

	Moving and Storage					AMERCO Legal Group					AMERCO as Consolidated

						Moving &	Property &
			Real			Storage	Casualty	Life			AMERCO				Total
	AMERCO	U-Haul	Estate	Eliminations		Consolidated(f)	Insurance(a)	Insurance(a)	Eliminations		Consolidated	SAC Holdings	Eliminations		Consolidated

	(In thousands)
Assets:
Cash and cash equivalents	$14	$37,626	$4,327	$—		$41,967	$10,638	$2,992	$—		$55,597	$358	$—		$55,955
Trade receivables, net	—	9,294	26	—		9,320	211,821	15,676	—		236,817	—	—		236,817
Notes and mortgage receivables, net	—	1,020	945	—		1,965	—	—	—		1,965	—	—		1,965
Inventories, net	—	62,489	—	—		62,489	—	—	—		62,489	1,169	—		63,658
Prepaid expenses	4,863	14,865	—	—		19,728	—	—	—		19,728	146	—		19,874
Investments, fixed maturities	—	—	—	—		—	100,028	535,150	—		635,178	—	—		635,178
Investments, other	—	936	8,056	—		8,992	144,839	191,376	—		345,207	—	—		345,207
Deferred policy acquisition costs, net	—	—	—	—		—	1,273	51,270	—		52,543	—	—		52,543
Other assets	14,207	59,582	1,737	—		75,526	3,915	1,611	—		81,052	4,239	—		85,291
Related party assets	452,350	521,162	12,600	(650,371	)(d)	335,741	56,479	32,216	(92,042	)(d)	332,394	2,202	(81,930	)(d)	252,666

	471,434	706,974	27,691	(650,371)		555,728	528,993	830,291	(92,042)		1,822,970	8,114	(81,930)		1,749,154
Investment in subsidiaries	1,236,082	—	—	(966,249	)(c)	269,833	—	—	(269,833	)(c)	—	—	—		—
Investment in SAC Holding II	(14,659)	—	—	—		(14,659)	—	—	—		(14,659)	—	14,659	(c)	—

Total investment in subsidiaries and SAC Holding II	1,221,423	—	—	(966,249)		255,174	—	—	(269,833)		(14,659)	—	14,659		—
Property, plant and equipment, at cost:
Land	—	21,265	129,880	—		151,145	—	—	—		151,145	—	—		151,145
Buildings and improvements	—	84,921	601,304	—		686,225	—	—	—		686,225	—	—		686,225
Furniture and equipment	292	247,219	17,705	—		265,216	—	—	—		265,216	—	—		265,216
Rental trailers and other rental equipment	—	199,461	—	—		199,461	—	—	—		199,461	—	—		199,461
Rental trucks	—	1,252,018	—	—		1,252,018	—	—	—		1,252,018	—	—		1,252,018
SAC Holding II — property, plant and equipment(b)	—	—	—	—		—	—	—	—		—	151,806	(74,212	)(e)	77,594

	292	1,804,884	748,889	—		2,554,065	—	—	—		2,554,065	151,806	(74,212)		2,631,659
Less: Accumulated depreciation	(255)	(1,008,523)	(269,990)	—		(1,278,768)	—	—	—		(1,278,768)	(7,527)	9,104	(e)	(1,277,191)

Total property, plant and equipment	37	796,361	478,899	—		1,275,297	—	—	—		1,275,297	144,279	(65,108)		1,354,468

Total assets	$1,692,894	$1,503,335	$506,590	$(1,616,620)		$2,086,199	$528,993	$830,291	$(361,875)		$3,083,608	$152,393	$(132,379)		$3,103,622

(a)	Balances as of December 31, 2004
(b)	Included in this caption is land of $56,960, buildings and improvements of $94,620, and furniture and equipment of $226
(c)	Eliminate investment in subsidiaries and SAC Holding II
(d)	Eliminate intercompany receivables and payables
(e)	Eliminate gain on sale of property from U-Haul to SAC Holding II
(f)	Represents the Obligated Group

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Consolidating balance sheets by industry segment as of March 31, 2005 are as follows:

	Moving and Storage					AMERCO Legal Group					AMERCO as Consolidated

						Moving &	Property &
			Real			Storage	Casualty	Life			AMERCO				Total
	AMERCO	U-Haul	Estate	Eliminations		Consolidated(e)	Insurance(a)	Insurance(a)	Eliminations		Consolidated	SAC Holdings	Eliminations		Consolidated

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$17,330	$185,371	$2,736	$—		$205,437	$—	$325	$—		$205,762	$1,001	$—		$206,763
AMERCO’s notes and loans payable	780,008	—	—	—		780,008	—	—	—		780,008	—	—		780,008
SAC Holding II Corporation notes and loans payable, non- recourse to AMERCO	—	—	—	—		—	—	—	—		—	77,474	—		77,474
Policy benefits and losses, claims and loss expenses payable	—	249,053	—	—		249,053	391,383	164,685	—		805,121	—	—		805,121
Liabilities from investment contracts	—	—	—	—		—	—	503,838	—		503,838	—	—		503,838
Other policyholders’ funds and liabilities	—	—	—	—		—	8,669	20,973	—		29,642	—	—		29,642
Deferred income	—	11,716	2	—		11,718	12,143	14,279	—		38,140	603	—		38,743
Deferred income taxes	158,415	—	—	—		158,415	(46,948)	(1,121)	—		110,346	(4,973)	(27,249	)(d)	78,124
Related party liabilities	115,499	355,997	249,692	(650,371	)(c)	70,817	8,910	12,315	(92,042	)(c)	—	92,947	(81,877	)(c)	11,070

Total liabilities	1,071,252	802,137	252,430	(650,371)		1,475,448	374,157	715,294	(92,042)		2,472,857	167,052	(109,126)		2,530,783
Stockholders’ equity:
Series preferred stock:
Series A preferred stock	—	—	—	—		—	—	—	—		—	—	—		—
Series B preferred stock	—	—	—	—		—	—	—	—		—	—	—		—
Series A common stock	929	—	—	—		929	—	—	—		929	—	—		929
Common Stock	9,568	540	1	(541	)(b)	9,568	3,300	2,500	(5,800	)(b)	9,568	—	—		9,568
Additional paid in-capital	396,415	121,230	147,481	(268,711	)(b)	396,415	69,922	16,435	(86,357	)(b)	396,415	—	(46,071	)(d)	350,344
Accumulated other comprehensive income/(loss)	(30,661)	(33,344)	—	33,344	(b)	(30,661)	2,582	54	(2,636	)(b)	(30,661)	—	—		(30,661)
Retained earnings	663,483	623,663	106,678	(730,341	)(b)	663,483	79,032	96,008	(175,040	)(b)	663,483	(14,659)	22,818	(b, d)	671,642
Cost of common shares in treasury, net	(418,092)	—	—	—		(418,092)	—	—	—		(418,092)	—	—		(418,092)
Unearned employee stock ownership plan shares	—	(10,891)	—	—		(10,891)	—	—	—		(10,891)	—	—		(10,891)

Total stockholders’ equity	621,642	701,198	254,160	(966,249)		610,751	154,836	114,997	(269,833)		610,751	(14,659)	(23,253)		572,839

Total liabilities and stockholders’ equity	$1,692,894	$1,503,335	$506,590	$(1,616,620)		$2,086,199	$528,993	$830,291	$(361,875)		$3,083,608	$152,393	$(132,379)		$3,103,622

(a)	Balances as of December 31, 2004
(b)	Eliminate investment in subsidiaries and SAC Holding II
(c)	Eliminate intercompany receivables and payables
(d)	Eliminate gain on sale of property from U-Haul to SAC Holding II
(e)	Represents the Obligated Group

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Consolidating balance sheets by industry segment as of March 31, 2004 are as follows:

	Moving and Storage					AMERCO Legal Group					AMERCO as Consolidated

						Moving &	Property &
			Real			Storage	Casualty	Life			AMERCO				Total
	AMERCO	U-Haul	Estate	Eliminations		Consolidated(f)	Insurance(a)	Insurance(a)	Eliminations		Consolidated	SAC Holdings	Eliminations		Consolidated

	(In thousands)
Assets:
Cash and cash equivalents	$—	$64,717	$661	$—		$65,378	$—	$15,168	$—		$80,546	$1,011	$—		$81,557
Trade receivables, net	—	13,404	14,856	—		28,260	223,747	16,379	—		268,386	—	—		268,386
Notes and mortgage receivables, net	—	1,737	1,563	—		3,300	—	—	—		3,300	—	—		3,300
Inventories, net	—	51,922	—	—		51,922	—	—	—		51,922	880	—		52,802
Prepaid expenses	81	12,947	2	—		13,030	—	—	—		13,030	142	—		13,172
Investments, fixed maturities	—	—	—	—		—	148,903	560,450	—		709,353	—	—		709,353
Investments, other	—	—	1,478	—		1,478	143,277	204,390	—		349,145	—	—		349,145
Deferred policy acquisition costs, net	—	—	—	—		—	3,843	73,096	—		76,939	—	—		76,939
Other assets	19,595	31,448	11	—		51,054	3,665	2,053	—		56,772	4,633	—		61,405
Related party assets	516,529	400,457	13,301	(535,121	)(d)	395,166	74,856	50,171	(107,652	)(d)	412,541	—	(85,657	)(d)	326,884

	536,205	576,632	31,872	(535,121)		609,588	598,291	921,707	(107,652)		2,021,934	6,666	(85,657)		1,942,943
Investment in subsidiaries	1,137,579	—	—	(847,545	)(c)	290,034	—	—	(290,034	)(c)	—	—	—		—
Investment in SAC Holding II	(12,427)	—	—	—		(12,427)	—	—	—		(12,427)	—	12,427	(c)	—

Total investment in subsidiaries and SAC Holding II	1,125,152	—	—	(847,545)		277,607	—	—	(290,034)		(12,427)	—	12,427		—
Property, plant and equipment, at cost:
Land	—	20,923	137,671	—		158,594	—	—	—		158,594	—	—		158,594
Buildings and improvements	—	271,223	603,762	—		874,985	—	—	—		874,985	—	—		874,985
Furniture and equipment	413	274,600	18,102	—		293,115	—	—	—		293,115	—	—		293,115
Rental trailers and other rental equipment	—	159,586	—	—		159,586	—	—	—		159,586	—	—		159,586
Rental trucks	—	1,219,002	—	—		1,219,002	—	—	—		1,219,002	—	—		1,219,002
SAC Holding II — property, plant and equipment(b)	—	—	—	—		—	—	—	—		—	152,575	(74,212	)(e)	78,363

	413	1,945,334	759,535	—		2,705,282	—	—	—		2,705,282	152,575	(74,212)		2,783,645
Less: Accumulated depreciation	(353)	(1,069,605)	(265,279)	—		(1,335,237)	—	—	—		(1,335,237)	(5,147)	8,544	(e)	(1,331,840)

Total property, plant and equipment	60	875,729	494,256	—		1,370,045	—	—	—		1,370,045	147,428	(65,668)		1,451,805

Total assets	$1,661,417	$1,452,361	$526,128	$(1,382,666)		$2,257,240	$598,291	$921,707	$(397,686)		$3,379,552	$154,094	$(138,898)		$3,394,748

(a)	Balances as of December 31, 2003
(b)	Included in this caption is land of $57,123, buildings and improvements of $95,326, and furniture and equipment of $126
(c)	Eliminate investment in subsidiaries and SAC Holding II
(d)	Eliminate intercompany receivables and payables
(e)	Eliminate gain on sale of property from U-Haul to SAC Holding II
(f)	Represents the Obligated Group

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Consolidating balance sheets by industry segment as of March 31, 2004 are as follows:

	Moving and Storage					AMERCO Legal Group					AMERCO as Consolidated

						Moving &	Property &
			Real			Storage	Casualty	Life			AMERCO				Total
	AMERCO	U-Haul	Estate	Eliminations		Consolidated(e)	Insurance(a)	Insurance(a)	Eliminations		Consolidated	SAC Holdings	Eliminations		Consolidated

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$96,930	$212,627	$365	$—		$309,922	734	$—	$—		$310,656	$1,333	$—		$311,989
Capital leases	—	99,607	—	—		99,607	—	—	—		99,607	—	—		99,607
AMERCO’s notes and loans payable	862,700	—	3	—		862,703	—	—	—		862,703	—	—		862,703
SAC Holding II Corporation notes and loans payable, non- recourse to AMERCO	—	—	—	—		—	—	—	—		—	78,637	—		78,637
Policy benefits and losses, claims and loss expenses payable	—	206,595	—	—		206,595	436,593	177,550	—		820,738	—	—		820,738
Liabilities from investment contracts	—	—	—	—		—	—	574,745	—		574,745	—	—		574,745
Other policyholders’ funds and liabilities	—	—	—	—		—	11,369	10,363	—		21,732	—	—		21,732
Deferred income	—	23,045	36	—		23,081	15,229	14,279	—		52,589	561	—		53,150
Deferred income taxes	125,355	—	—	—		125,355	(43,207)	12,528	—		94,676	(3,468)	(27,408	)(d)	63,800
Related party liabilities	22,300	308,973	291,719	(535,121	)(c)	87,871	8,533	11,248	(107,652	)(c)	—	89,458	(85,657	)(c)	3,801

Total liabilities	1,107,285	850,847	292,123	(535,121)		1,715,134	429,251	800,713	(107,652)		2,837,446	166,521	(113,065)		2,890,902
Stockholders’ equity:
Series preferred stock:
Series A preferred stock	—	—	—	—		—	—	—	—		—	—	—		—
Series B preferred stock	—	—	—	—		—	—	—	—		—	—	—		—
Serial A common stock	1,416	—	—	—		1,416	—	—	—		1,416	—	—		1,416
Common Stock	9,081	540	1	(541	)(b)	9,081	3,300	2,500	(5,800	)(b)	9,081	—	—		9,081
Additional paid in-capital	395,803	121,230	147,481	(268,711	)(b)	395,803	70,023	16,435	(86,458	)(b)	395,803	—	(46,071	)(d)	349,732
Accumulated other comprehensive income/(loss)	(21,446)	(34,913)	—	34,913	(b)	(21,446)	6,975	7,299	(14,274	)(b)	(21,446)	—	—		(21,446)
Retained earnings	587,370	526,683	86,523	(613,206	)(b)	587,370	88,742	94,760	(183,502	)(b)	587,370	(12,427)	20,238	(b, d)	595,181
Cost of common shares in treasury, net	(418,092)	—	—	—		(418,092)	—	—	—		(418,092)	—	—		(418,092)
Unearned employee stock ownership plan shares	—	(12,026)	—	—		(12,026)	—	—	—		(12,026)	—	—		(12,026)

Total stockholders’ equity	554,132	601,514	234,005	(847,545)		542,106	169,040	120,994	(290,034)		542,106	(12,427)	(25,833)		503,846

Total liabilities and stockholders’ equity	$1,661,417	$1,452,361	$526,128	$(1,382,666)		$2,257,240	$598,291	$921,707	$(397,686)		$3,379,552	$154,094	$(138,898)		$3,394,748

(a)	Balances as of December 31, 2003
(b)	Eliminate investment in subsidiaries and SAC Holding II
(c)	Eliminated intercompany receivables and payables
(d)	Eliminate gain on sale of property from U-Haul to SAC Holding II
(e)	Represents the Obligated Group

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Consolidating income statements by industry segment for period ending March 31, 2005 are as follows:

						AMERCO Legal Group					AMERCO as Consolidated
	Moving and Storage
						Moving &	Property &
			Real			Storage	Casualty	Life			AMERCO				Total
	AMERCO	U-Haul	Estate	Eliminations		Consolidated(g)	Insurance(a)	Insurance(a)	Eliminations		Consolidated	SAC Holdings	Eliminations		Consolidated

	(In thousands)
Revenues:
Self-moving equipment rentals	$—	$1,437,895	$—	$—		$1,437,895	$—	$—	$—		$1,437,895	$9,008	$(9,008	)(b)	$1,437,895
Self-storage revenues	—	94,431	1,771	—		96,202	—	—	—		96,202	17,953	—		114,155
Self-moving & self-storage products & service sales	—	191,078	—	—		191,078	—	—	—		191,078	15,020	—		206,098
Property management fees	—	14,434	—	—		14,434	—	—	—		14,434	—	(2,595	)(h)	11,839
Life insurance premiums	—	—	—	—		—	—	127,710	(1,474	)(c)	126,236	—	—		126,236
Property and casualty insurance premiums	—	—	—	—		—	24,987	—	—		24,987	—	—		24,987
Net investment and interest income	7,796	22,030	76	—		29,902	16,430	23,476	(5,109)		64,699	—	(7,960	)(d)	56,739
Other revenue	552	27,489	56,116	(62,001	)(b)	22,156	—	8,298	(763)		29,691	1,191	(710	)(b)	30,172

Total revenues	8,348	1,787,357	57,963	(62,001)		1,791,667	41,417	159,484	(7,346)		1,985,222	43,172	(20,273)		2,008,121
Costs and expenses:
Operating expenses	18,065	1,100,737	7,051	(62,001	)(b)	1,063,852	11,787	42,166	(16,504	)(b,c)	1,101,301	23,491	(2,595	)(h)	1,122,197
Commission expenses	—	181,315	—	—		181,315	—	—	—		181,315	—	(9,008	)(b)	172,307
Cost of sales	—	98,877	—	—		98,877	—	—	—		98,877	6,432	—		105,309
Benefits and losses	—	—	—	—		—	39,733	91,452	9,158		140,343	—	—		140,343
Amortization of deferred policy acquisition costs	—	—	—	—		—	4,711	23,801	—		28,512	—	—		28,512
Lease expense	90	151,937	37	—		152,064	—	—	—		152,064	—	(710	)(b)	151,354
Depreciation, net	31	114,038	4,811	—		118,880	—	—	—		118,880	2,783	(560	)(e)	121,103

Total costs and expenses	18,186	1,646,904	11,899	(62,001)		1,614,988	56,231	157,419	(7,346)		1,821,292	32,706	(12,873)		1,841,125
Equity earnings of subsidiaries	108,673	—	—	(117,135	)(f)	(8,462)	—	—	8,462	(f)	—	—	—		—
Equity earnings of SAC Holding II	(2,232)	—	—	—		(2,232)	—	—	—		(2,232)	—	2,232	(f)	—

Total — equity earnings of subsidiaries and SAC Holding II	106,441	—	—	(117,135)		(10,694)	—	—	8,462		(2,232)	—	2,232		—
Earnings (loss) from operations	96,603	140,453	46,064	(117,135)		165,985	(14,814)	2,065	8,462		161,698	10,466	(5,168)		166,996
Interest income (expense)	(70,235)	15,687	(12,430)	—		(66,978)	—	—	—		(66,978)	(14,187)	7,960	(d)	(73,205)
Litigation settlement, net	51,341	—	—	—		51,341	—	—	—		51,341	—	—		51,341

Pretax earnings (loss)	77,709	156,140	33,634	(117,135)		150,348	(14,814)	2,065	8,462		146,061	(3,721)	2,792		145,132
Income tax benefit (expense)	11,367	(59,160)	(13,479)	—		(61,272)	5,104	(817)	—		(56,985)	1,489	(212)		(55,708)

Net earnings (loss)	89,076	96,980	20,155	(117,135)		89,076	(9,710)	1,248	8,462		89,076	(2,232)	2,580		89,424
Less: Preferred stock dividends	(12,963)	—	—	—		(12,963)	—	—	—		(12,963)	—	—		(12,963)

Earnings (loss) available to common shareholders	$76,113	$96,980	$20,155	$(117,135)		$76,113	$(9,710)	$1,248	$8,462		$76,113	$(2,232)	$2,580		$76,461

(a)	Balances for the year ending December 31, 2004
(b)	Eliminate intercompany lease and commission income
(c)	Eliminate intercompany premiums
(d)	Eliminate intercompany interest on debt
(e)	Eliminate gain on sale of surplus property from U-Haul to SAC Holding II
(f)	Eliminate equity earnings in subsidiaries and equity earnings in SAC Holding II
(g)	Represents the Obligated Group
(h)	Eliminate management fees charged to SAC Holding II and other intercompany operating expenses

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Consolidating income statements by industry segment for period ending March 31, 2004 are as follows:

						AMERCO Legal Group					AMERCO as Consolidated
	Moving and Storage
						Moving &	Property &
			Real			Storage	Casualty	Life			AMERCO	SAC			Total
	AMERCO	U-Haul	Estate	Eliminations		Consolidated(g)	Insurance(a)	Insurance(a)	Eliminations		Consolidated	Holdings	Eliminations		Consolidated

	(In thousands)
Revenues:
Self-moving equipment rentals	$—	$1,380,991	$217	$—		$1,381,208	$—	$—	$—		$1,381,208	$29,155	$(29,155	)(b)	$1,381,208
Self-storage revenues	—	118,335	2,869	—		121,204	—	—	—		121,204	126,436	—		247,640
Self-moving & self-storage products & service sales	—	182,327	61	—		182,388	—	—	—		182,388	50,577	—		232,965
Property management fees	—	12,974	—	—		12,974	—	—	—		12,974	—	(12,715	)(h)	259
Life insurance premiums	—	—	—	—		—	—	147,753	(2,671	)(c)	145,082		—		145,082
Property and casualty insurance premiums	—	—	—	—		—	93,242	—	(1,206	)(c)	92,036	—	—		92,036
Net investment and interest income	866	21,504	16,089	—		38,459	21,699	19,046	(4,088	)(d)	75,116	—	(36,835	)(d)	38,281
Other revenue	1,550	35,580	56,668	(61,159	)(b)	32,639	—	11,013	(2,497	)(b)	41,155	12,787	(15,419	)(b)	38,523

Total revenues	2,416	1,751,711	75,904	(61,159)		1,768,872	114,941	177,812	(10,462)		2,051,163	218,955	(94,124)		2,175,994
Costs and expenses:
Operating expenses	37,080	1,062,695	8,063	(61,159	)(b)	1,046,679	27,403	38,111	(15,056	)(b,c)	1,097,137	108,412	(25,553	)(b,h)	1,179,996
Commission expenses	—	176,165	—	—		176,165	—	—	—		176,165	—	(29,155	)(b)	147,010
Cost of sales	—	87,430	26	—		87,456	—	—	—		87,456	24,450	—		111,906
Benefits and losses	—	—	—	—		—	109,362	103,491	4,594		217,447	—	—		217,447
Amortization of deferred policy acquisition costs	—	—	—	—		—	14,126	24,957	—		39,083	—	—		39,083
Lease expense	786	159,869	2,653	—		163,308	—	—	—		163,308	—	(2,581	)(b)	160,727
Depreciation, net	39	125,093	4,209	—		129,341	—	—	—		129,341	21,400	(1,928	)(e)	148,813
Restructuring expenses	44,097	—	—	—		44,097	—	—	—		44,097	—	—		44,097

Total costs and expenses	82,002	1,611,252	14,951	(61,159)		1,647,046	150,891	166,559	(10,462)		1,954,034	154,262	(59,217)		2,049,079
Equity earnings of subsidiaries	98,368	—	—	(115,050	)(f)	(16,682)	—	—	16,682	(f)	—	—	—		—
Equity earnings of SAC Holdings	(11,551)	—	—	—		(11,551)	—	—	—		(11,551)	—	11,551	(f)	—

Total — equity earnings of subsidiaries and SAC Holdings	86,817	—	—	(115,050)		(28,233)	—	—	16,682		(11,551)	—	11,551		—
Earnings (loss) from operations	7,231	140,459	60,953	(115,050)		93,593	(35,950)	11,253	16,682		85,578	64,693	(23,356)		126,915
Interest income (expense)	(56,968)	8,560	(29,154)	—		(77,562)	—	—	—		(77,562)	(80,963)	36,835	(d)	(121,690)

Pretax earnings (loss)	(49,737)	149,019	31,799	(115,050)		16,031	(35,950)	11,253	16,682		8,016	(16,270)	13,479		5,225
Income tax benefit (expense)	45,690	(52,992)	(12,776)	—		(20,078)	12,508	(4,493)	—		(12,063)	4,719	(733)		(8,077)

Net earnings (loss)	(4,047)	96,027	19,023	(115,050)		(4,047)	(23,442)	6,760	16,682		(4,047)	(11,551)	12,746		(2,852)
Less: Preferred stock dividends	(12,963)	—	—	—		(12,963)	—	—	—		(12,963)	—	—		(12,963)

Earnings (loss) available to common shareholders	$(17,010)	$96,027	$19,023	$(115,050)		$(17,010)	$(23,442)	$6,760	$16,682		$(17,010)	$(11,551)	$12,746		$(15,815)

(a)	Balances as of December 31, 2003
(b)	Eliminate intercompany lease and commission income
(c)	Eliminate intercompany premiums
(d)	Eliminate intercompany interest on debt
(e)	Eliminate gain on sale of surplus property from U-Haul to SAC Holdings
(f)	Eliminate equity earnings in subsidiaries and equity earnings in SAC Holdings
(g)	Represents the Obligated Group
(h)	Eliminate management fees charged to SAC Holdings and other intercompany operating expenses

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Consolidating income statements by industry segment for period ending March 31, 2003 are as follows:

	Moving and Storage					AMERCO Legal Group					AMERCO as Consolidated

						Moving &	Property &
			Real			Storage	Casualty	Life			AMERCO				Total
	AMERCO	U-Haul	Estate	Elimination		Consolidated(g)	Insurance(a)	Insurance(a)	Elimination		Consolidated	SAC Holdings	Elimination		Consolidated

	(In thousands)
Revenues:
Self-moving equipment rentals	$—	$1,293,686	$46	$—		$1,293,732	$—	$—	$—		$1,293,732	$27,680	$(27,680	)(b)	$1,293,732
Self-storage revenues	—	109,985	2,770	—		112,755	—	—	—		112,755	126,183	—		238,938
Self-moving & self-storage products and service sales	—	174,853	56	—		174,909	—	—	—		174,909	48,768	—		223,677
Property management fees	—	12,431	—	—		12,431	—	—	—		12,431	—	(12,342)		89
Life insurance premiums	—	—	—	—		—	—	161,398	(2,679	)(c)	158,719	—	—		158,719
Property & casualty insurance premiums	—	—	—	—		—	152,618	—	(3,412	)(c)	149,206	—	—		149,206
Net investment and interest income	1,158	29,358	10,695	—		41,211	22,318	13,891	(800)		76,620	—	(35,889	)(d)	40,731
Other revenue	37	18,378	56,346	(60,116	)(b)	14,645	—	7,931	—		22,576	14,164	(488)		36,252

Total revenues	1,195	1,638,691	69,913	(60,116)		1,649,683	174,936	183,220	(6,891)		2,000,948	216,795	(76,399)		2,141,344
Costs and expenses:
Operating expenses	36,934	1,029,774	8,041	(60,116	)(b)	1,014,633	37,096	48,480	(10,932	)(c)	1,089,277	105,287	(12,342	)(h)	1,182,222
Commission expenses	—	166,334	—	—		166,334	—	—	—		166,334	—	(27,682	)(b)	138,652
Cost of sales	—	93,735	21	—		93,756	—	—	—		93,756	21,359	—		115,115
Benefits and losses	—	—	—	—		—	128,680	115,628	4,041		248,349	—	—		248,349
Amortization of deferred policy acquisition costs	—	—	—	—		—	17,143	20,538	—		37,681	—	—		37,681
Lease expense	927	165,020	640	—		166,587	—	—	—		166,587	—	(486	)(b)	166,101
Depreciation, net	15	112,815	5,169	—		117,999	—	—	—		117,999	21,373	(1,926	)(e)	137,446
Restructuring expenses	6,568	—	—	—		6,568	—	—	—		6,568	—	—		6,568

Total costs and expenses	44,444	1,567,678	13,871	(60,116)		1,565,877	182,919	184,646	(6,891)		1,926,551	148,019	(42,436)		2,032,134
Equity earnings of subsidiaries	52,951	—	—	(59,199	)(f)	(6,248)	—	—	6,248	(f)	—	—	—		—
Equity earnings of SAC Holdings	(8,697)	—	—	—		(8,697)	—	—	—		(8,697)	—	8,697	(f)	—

Total — equity earnings of subsidiaries and SAC Holdings	44,254	—	—	(59,199)		(14,945)	—	—	6,248		(8,697)	—	8,697		—
Earnings (losses) from operations	1,005	71,013	56,042	(59,199)		68,861	(7,983)	(1,426)	6,248		65,700	68,776	(25,266)		109,210
Interest income (expense)	(69,213)	(9,991)	(23,652)	—		(102,856)	—	—	—		(102,856)	(81,164)	35,889	(d)	(148,131)

Pretax earnings (loss)	(68,208)	61,022	32,390	(59,199)		(33,995)	(7,983)	(1,426)	6,248		(37,156)	(12,388)	10,623		(38,921)
Income tax benefit (expense)	41,296	(21,211)	(13,002)	—		7,083	2,612	549	—		10,244	3,691	—		13,935

Net earnings (loss)	(26,912)	39,811	19,388	(59,199)		(26,912)	(5,371)	(877)	6,248		(26,912)	(8,697)	10,623		(24,986)
Less: Preferred stock dividends	(12,963)	—	—	—		(12,963)	—	—	—		(12,963)	—	—		(12,963)

Earnings (loss) available to common shareholders	$(39,875)	$39,811	$19,388	$(59,199)		$(39,875)	$(5,371)	$(877)	$6,248		$(39,875)	$(8,697)	$10,623		$(37,949)

(a)	Balances for the year ended December 31, 2002
(b)	Eliminate intercompany lease and commission income
(c)	Eliminate intercompany premiums
(d)	Eliminate intercompany interest on debt
(e)	Eliminate gain on sale of surplus property from U-Haul to SAC Holdings
(f)	Eliminate equity earnings of subsidiaries and equity earnings in SAC Holdings
(g)	Represents the Obligated Group
(h)	Eliminate management fees charged to SAC Holdings and other intercompany operating expenses

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Consolidating cash flow statements by industry segment for the year ended March 31, 2005, are as follows:

	Moving and Storage				AMERCO Legal Group				AMERCO as Consolidated

					Moving &	Property &
			Real		Storage	Casualty	Life		AMERCO			Total
	AMERCO	U-Haul	Estate	Elimination	Cons	Insurance(a)	Insurance(a)	Elimination	Consolidated	SAC Holdings	Elimination	Consolidated

	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$89,076	$96,980	$20,155	$(117,135)	$89,076	$(9,710)	$1,248	$8,462	$89,076	$(2,232)	$2,580	$89,424
Earnings from consolidated entities	(106,441)	—	—	117,135	10,694	—	—	(8,462)	2,232		(2,232)	—
Depreciation	31	107,234	8,603	—	115,868	—	—	—	115,868	2,783	(560)	118,091
Amortization of deferred policy acquistion costs	—	—	—	—	—	4,711	23,801	—	28,512	—	—	28,512
Provision for losses on accounts receivable	—	(620)	—	—	(620)	—	—	—	(620)	114	—	(506)
Provision for inventory reserves	—	(1,000)	—	—	(1,000)	—	—	—	(1,000)	—	—	(1,000)
Net (gain) loss on sale of real and personal property	—	6,804	(3,792)	—	3,012	—	—	—	3,012	—	—	3,012
Net loss on sale of investments	—	—	—	—	—	577	39	—	616	—	—	616
Deferred income taxes	33,060	—	—	—	33,060	(3,740)	(13,649)	46,947	62,618	(1,505)	—	61,113
Net change in other operating assets and liabilities:
Trade receivables	—	4,730	14,830	—	19,560	11,926	703	—	32,189	—	—	32,189
Inventories	—	(9,567)	—	—	(9,567)	—	—	—	(9,567)	(289)	—	(9,856)
Prepaid expenses	(4,782)	(1,918)	2	—	(6,698)	—	—	—	(6,698)	(4)	—	(6,702)
Capitalization of deferred policy acquisition costs	—	—	—	—	—	(2,141)	(6,732)	—	(8,873)	—	—	(8,873)
Other assets	5,388	(28,134)	(1,727)	—	(24,473)	(250)	442	—	(24,281)	394	—	(23,887)
Related party assets	23,123	(6,069)	701	41,674	59,429	18,377	17,955	(15,610)	80,151	(2,204)	(3,167)	74,780
Accounts payable and accrued expenses	(61,640)	(13,842)	(413)	—	(75,895)	(734)	(19,846)	—	(96,475)	475	—	(96,000)
Policy benefits and losses, claims and loss expenses payable	—	42,458	—	—	42,458	(45,211)	(12,865)	—	(15,618)	—	—	(15,618)
Other policyholders’ funds and liabilities	—	—	—	—	—	(2,700)	10,610	—	7,910	—	—	7,910
Deferred income	—	(11,329)	(34)	—	(11,363)	(3,086)	—	—	(14,449)	42	—	(14,407)
Related party liabilities	(21,652)	47,024	(754)	(41,674)	(17,056)	377	23,067	(31,337)	(24,949)	3,491	3,379	(18,079)

Net cash provided (used) by operating activities	(43,837)	232,751	37,571	—	226,485	(31,604)	24,773	—	219,654	1,065	—	220,719

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(3)	(280,141)	(4,267)	—	(284,411)	—	—	—	(284,411)	(555)	—	(284,966)
Short term investments	—	—	—	—	—	(16,830)	—	—	(16,830)	—	—	(16,830)
Fixed maturity investments	—	—	—	—	—	(4,992)	(93,219)	—	(98,211)	—	—	(98,211)
Equity securities	—	—	—	—	—	—	(6,349)	—	(6,349)	—	—	(6,349)
Real estate	—	—	—	—	—	—	(63)	—	(63)	—	—	(63)
Mortgage loans	—	—	—	—	—	—	(2,750)	—	(2,750)	—	—	(2,750)
Proceeds from sales of:
Property, plant and equipment	—	232,691	11,016	—	243,707	—	—	—	243,707	—	—	243,707
Short term investments	—	—		—	—	—	10,866		10,866	—		10,866
Fixed maturity investments	—	—	—	—	—	36,336	115,688	—	152,024	—	—	152,024
Equity securities	—	—	—	—	—	56	—	—	56	—	—	56
Preferred stock	—	—	—	—	—	12,000	3,803	—	15,803	—	—	15,803
Real estate	—	—	—	—	—	15,672	513	—	16,185	—	—	16,185
Mortgage loans	—	—	—	—	—	—	5,368	—	5,368	—	—	5,368
Notes and mortgage receivables	—	717	619	—	1,336	—	—	—	1,336	—	—	1,336

Net cash provided (used) by investing activities	(3)	(46,733)	7,368	—	(39,368)	42,242	33,857	—	36,731	(555)	—	36,176

(a)	Balances for the year ended December 31, 2004

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2005, are as follows:

	Moving and Storage				AMERCO Legal Group				AMERCO as Consolidated

					Moving &	Property &
			Real		Storage	Casualty	Life		AMERCO	SAC		Total
	AMERCO	U-Haul	Estate	Elimination	Cons	Insurance(a)	Insurance(a)	Elimination	Consolidated	Holdings	Elimination	Consolidated

	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	129,355	—	—	—	129,355	—	—	—	129,355	—	—	129,355
Principal repayments on credit facilities	(212,242)	—	—	—	(212,242)	—	—	—	(212,242)	(1,163)	—	(213,405)
Leveraged Employee Stock Ownership Plan — repayments from loans	—	1,135	—	—	1,135	—	—	—	1,135	—	—	1,135
Payoff of capital leases	—	(99,609)	—	—	(99,609)	—	—	—	(99,609)		—	(99,609)
Proceeds from (repayment of) related party loans	155,908	(114,635)	(41,273)	—	—	—	—	—	—	—	—	—
Preferred stock dividends paid	(29,167)	—	—	—	(29,167)	—	—	—	(29,167)	—	—	(29,167)
Investment contract deposits	—	—	—	—	—	—	26,331	—	26,331	—	—	26,331
Investment contract withdrawals	—	—	—	—	—	—	(97,137)	—	(97,137)	—	—	(97,137)

Net cash provided (used) by financing activities	43,854	(213,109)	(41,273)	—	(210,528)	—	(70,806)	—	(281,334)	(1,163)	—	(282,497)

Increase (decrease) in cash and cash equivalents	14	(27,091)	3,666	—	(23,411)	10,638	(12,176)	—	(24,949)	(653)	—	(25,602)
Cash and cash equivalents at beginning of year	—	64,717	661	—	65,378	—	15,168	—	80,546	1,011	—	81,557

Cash and cash equivalents at end of year	$14	$37,626	$4,327	$—	$41,967	$10,638	$2,992	$—	$55,597	$358	$—	$55,955

(a)	Balances for the year ended December 31, 2004

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Consolidating cash flow statements by industry segment for the year ended March 31, 2004, are as follows:

	Moving and Storage				AMERCO Legal Group				AMERCO as Consolidated

					Moving &	Property &
			Real		Storage	Casualty	Life		AMERCO	SAC		Total
	AMERCO	U-Haul	Estate	Elimination	Cons	Insurance(a)	Insurance(a)	Elimination	Consolidated	Holdings	Elimination	Consolidated

	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$(4,047)	$96,027	$19,023	$(115,050)	$(4,047)	$(23,442)	$6,760	$16,682	$(4,047)	$(11,551)	$12,746	$(2,852)
Earnings from consolidated entities	(86,817)	—	—	115,050	28,233	—	—	(16,682)	11,551	—	(11,551)	—
Depreciation	39	116,708	8,670	—	125,417	—	—	—	125,417	21,400	(1,928)	144,889
Amortization of deferred policy acquistion costs	—	—	—	—	—	14,126	24,957	—	39,083	—	—	39,083
Provision for losses on accounts receivable	—	(271)	—	—	(271)	—	—	—	(271)	—	—	(271)
Provision for inventory reserves	—	(267)	—	—	(267)	—	—	—	(267)	—	—	(267)
Net (gain) loss on sale of real and personal property	—	8,385	(4,461)	—	3,924	—	—	—	3,924	—	—	3,924
Gain on sale of investments	—	—	—	—	—	—	(1,962)	—	(1,962)	—	—	(1,962)
Deferred income taxes	4,909	(214,715)	(94,914)	312,193	7,473	(43,207)	3,864	40,865	8,995	16,450	70,597	96,042
Net change in other operating assets and liabilities:
Trade receivables	—	1,557	(2,033)	—	(476)	680	6,683	—	6,887	—	—	6,887
Inventories	—	(2,426)	4	—	(2,422)	—	—	—	(2,422)	3,157	—	735
Prepaid expenses	6	7,990	9	—	8,005	—	—	—	8,005	669	—	8,674
Capitalization of deferred policy acquisition costs	—	—	—	—	—	(4,763)	(12,468)	—	(17,231)	—	—	(17,231)
Other assets	(7,166)	(14,078)	3,981	—	(17,263)	219	(762)	—	(17,806)	20,002	—	2,196
Related party assets	(48,775)	(43,558)	—	60,943	(31,390)	32,510	16,249	(113,106)	(95,737)	—	(151,424)	(247,161)
Accounts payable and accrued expenses	127,770	(46,729)	(10,158)	—	70,883	(28,395)	7,645		50,133	(10,868)	—	39,265
Policy benefits and losses, claims and loss expenses payable	—	37,929	—	—	37,929	(48,790)	(5,033)	—	(15,894)	—	—	(15,894)
Other policyholders’ funds and liabilities	—	—	—	—	—	(8,795)	218	—	(8,577)	—	—	(8,577)
Deferred income	(2,863)	(7,898)	(975)	—	(11,736)	15,229	14,279	—	17,772	(5,009)	—	12,763
Related party liabilities	(123,269)	264,942	95,668	(390,636)	(153,295)	8,533	(39,567)	15,599	(168,730)	(42,467)	88,121	(123,076)

Net cash provided (used) by operating activities	(140,213)	203,596	14,814	(17,500)	60,697	(86,095)	20,863	(56,642)	(61,177)	(8,217)	6,561	(62,833)

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	—	(188,521)	(4,042)	—	(192,563)	—	—	—	(192,563)	(5,880)	—	(198,443)
Fixed maturities investments	—	—	—	—	—	(6,290)	(71,094)	—	(77,384)	—	—	(77,384)
Equity securities	—	—	—	—	—	—	(1,736)	—	(1,736)	—	—	(1,736)
Other asset investments, net	—	811	—	—	811	(13,403)	(43,413)	56,642	637	—	—	637
Real estate	—	—	—	—	—	(14,294)	(2,862)	—	(17,156)	—	—	(17,156)
Mortgage loans	—	—	—	—	—	—	(450)	—	(450)	—	—	(450)
Proceeds from sales of:
Property, plant and equipment	45	42,589	11,022	—	53,656	—	—	—	53,656	9,519	—	63,175
Fixed maturities investments	—	—	—	—	—	115,559	127,931	—	243,490	—	—	243,490
Equity securities	—	—	—	—	—	—	3,452	—	3,452	—	—	3,452
Preferred stock	—	—	—	—	—	—	16,882	—	16,882	—	—	16,882
Real estate	—	—	—	—	—	415	5,923	—	6,338	—	—	6,338
Mortgage loans	—	329	1,153	—	1,482	—	14,892	—	16,374	—	—	16,374
Notes and mortgage receivables	—	4,248	760	—	5,008	—	—	—	5,008	—	—	5,008

Net cash provided (used) by investing activities	45	(140,544)	8,893	—	(131,606)	81,987	49,525	56,642	56,548	3,639	—	60,187

(a) Balance for the year ended December 31, 2003

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2004, are as follows:

	Moving and Storage				AMERCO Legal Group				AMERCO as Consolidated

					Moving &	Property &
			Real		Storage	Casualty	Life		AMERCO			Total
	AMERCO	U-Haul	Estate	Elimination	Cons	Insurance(a)	Insurance(a)	Elimination	Consolidated	SAC Holdings	Elimination	Consolidated

	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	785,942	—	4	—	785,946	—	—	—	785,946	211,068	—	997,014
Principal repayments on credit facilities	(745,407)	(32,583)	(101,506)	—	(879,496)	—	—	—	(879,496)	(210,141)	201,453	(888,184)
Debt issuance costs	(24,831)	—	—	—	(24,831)	—	—	—	(24,831)	—	—	(24,831)
Leveraged Employee Stock Ownership Plan — repayments from loan	(20)	1,171	—	—	1,151	—	—	—	1,151	—	—	1,151
Proceeds from (repayment of) related party notes payable	(17,500)	—	208,014	17,500	208,014	—	—	—	208,014	—	(208,014)	—
Proceeds from (repayment of) related party loans	126,701	3,031	(129,732)	—	—	—	—	—	—	—	—	—
Preferred stock dividends paid	(3,241)	—	—	—	(3,241)	—	—	—	(3,241)	—	—	(3,241)
Investment contract deposits	—	—	—	—	—	—	50,990	—	50,990	—	—	50,990
Investment contract withdrawals	—	—	—	—	—	—	(115,530)	—	(115,530)	—	—	(115,530)

Net cash provided (used) by financing activities	121,644	(28,381)	(23,220)	17,500	87,543	—	(64,540)	—	23,003	927	(6,561)	17,369

Increase (decrease) in cash and cash equivalents	(18,524)	34,671	487	—	16,634	(4,108)	5,848	—	18,374	(3,651)	—	14,723
Cash and cash equivalents at beginning of year	18,524	30,046	174	—	48,744	4,108	9,320	—	62,172	4,662	—	66,834

Cash and cash equivalents at end of year	$—	$64,717	$661	$—	$65,378	—	$15,168	$—	$80,546	$1,011	$—	81,557

(a)	Balance for the year ended December 31, 2003

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Consolidating cash flow statements by industry segment for the year ended March 31, 2003 are as follow:

	Moving and Storage				AMERCO Legal Group				AMERCO as Consolidated

					Moving &	Property &
			Real		Storage	Casualty	Life		AMERCO			Total
	AMERCO	U-Haul	Estate	Elimination	Consolidated	Insurance(a)	Insurance(a)	Elimination	Consolidated	SAC Holdings	Elimination	Consolidated

	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$(26,912)	$39,811	$19,388	$(59,199)	$(26,912)	$(5,371)	$(877)	$6,248	$(26,912)	$(8,697)	$10,623	$(24,986)
Earnings from consolidated entities	(44,254)	—	—	59,199	14,945	—	—	(6,248)	8,697	—	(8,697)	—
Depreciation	15	106,011	8,697	—	114,723	—	—	—	114,723	21,373	(1,926)	134,170
Amortization of deferred policy acquisition costs	—	—	—	—	—	17,143	20,538	—	37,681	—	—	37,681
Provision for losses on accounts receivable	—	(327)	—	—	(327)	—	—	—	(327)	114	—	(213)
Provision for inventory reserves	—	(120)	—	—	(120)	—	—	—	(120)	—	—	(120)
Net (gain) loss on sale of real and personal property	—	6,804	(3,528)	—	3,276	—	—	—	3,276	—	—	3,276
Net loss on sale of investments	—	—	—	—	—	577	39	—	616	—	—	616
Deferred income taxes	(29,519)	(14,185)	1,718	25,985	(16,001)	—	(7,418)	2,278	(21,141)	(5,056)	—	(26,197)
Net change in other operating assets and liabilities:
Trade receivables	—	(1,082)	(12,873)	—	(13,955)	2,619	1,531	—	(9,805)	—	—	(9,805)
Inventories	—	13,371	—	—	13,371	—	—	—	13,371	(745)	—	12,626
Prepaid expenses	25	(6,803)	(1)	—	(6,779)	—	—	—	(6,779)	212	—	(6,567)
Capitalization of deferred policy acquisition costs	—	—	—	—	—	(14,403)	(28,523)	—	(42,926)	—	—	(42,926)
Other assets	4,780	(9,196)	(276)	—	(4,692)	1,983	445	—	(2,264)	(3,017)	—	(5,281)
Related party assets	(122,863)	20,334	1,351	(39,000)	(140,178)	8,882	(44,439)	74,071	(101,664)	—	(9,129)	(110,793)
Accounts payable and accrued expenses	(38,370)	69,750	3,782	—	35,162	13,736	5,081	—	53,979	16,939	—	70,918
Policy benefits and losses, claims and loss expenses payable	—	78,427	—	—	78,427	(66,209)	4,831	—	17,049	—	—	17,049
Other policyholders’ funds and liabilities	—	—	—	—	—	(34,090)	(9,198)	—	(43,288)	—	—	(43,288)
Deferred income	(571)	(2,782)	15	—	(3,338)	—	—	—	(3,338)	467	—	(2,871)
Related party liabilities	126,042	14,400	—	13,015	153,457	—	40,008	(78,621)	114,844	(8,118)	8,118	114,844

Net cash provided (used) by operating activities	(131,627)	314,413	18,273	—	201,059	(75,133)	(17,982)	(2,272)	105,672	13,472	(1,011)	118,133

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(64)	(182,409)	(30,176)	—	(212,649)	—	—	—	(212,649)	(30,512)	—	(243,161)
Fixed maturity investments	—	—	—	—	—	(10,408)	(267,949)	—	(278,357)	—	—	(278,357)
Other asset investments	—	—	—	—	—	(18,197)	(42,485)	19,772	(40,910)	—	—	(40,910)
Real state	—	—	—	—	—	—	(21,759)	—	(21,759)	—	—	(21,759)
Mortgage loans	—	—	—	—	—	—	(22,000)	22,000	—	—	—	—
Notes and mortgage receivables	—	(3,598)	2,568	—	(1,030)	—	—	—	(1,030)	—	—	(1,030)
Proceeds from sales of:
Property, plant and equipment	—	85,289	11,600	—	96,889	—	—	—	96,889	—	—	96,889
Fixed maturity investments	—	—	—	—	—	101,373	262,741	—	364,114	—	—	364,114
Preferred stock	—	—	—	—	—	—	2,885	—	2,885	—	—	2,885
Real state	—	—	—	—	—	—	22,043	—	22,043	—	—	22,043
Mortgage loans	—	73	130	—	203	561	17,409	—	18,173	—	—	18,173

Net cash provided (used) by investing activities	(64)	(100,645)	(15,878)	—	(116,587)	73,329	(49,115)	41,772	(50,601)	(30,512)	—	(81,113)

(a) Balance for the year ended December 31, 2002

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2003 are as follow:

	Moving and Storage				AMERCO Legal Group				AMERCO as Consolidated

					Moving &	Property &
			Real		Storage	Casualty	Life		AMERCO	SAC		Total
	AMERCO	U-Haul	Estate	Elimination	Consolidated	Insurance(a)	Insurance(a)	Elimination	Consolidated	Holdings	Elimination	Consolidated

	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	262,007	16,900	101,329	—	380,236	—	—	(39,500)	340,736	58,827	(27,827)	371,736
Principal Repayments on credit facilities	(433,788)	—	(27)	—	(433,815)	—	—	—	(433,815)	(37,135)	28,838	(442,112)
Debt issuance costs	(2,330)	—	(680)	—	(3,010)	—	—	—	(3,010)	—	—	(3,010)
Leveraged Employee Stock Ownership Plan — repayments from loan	—	975	—	—	975	—	—	—	975	—	—	975
Proceeds from (repayment of) related party loans	330,735	(227,316)	(103,419)	—	—	—	—	—	—	—	—	—
Dividends paid	(6,480)	—	—	—	(6,480)	—	—	—	(6,480)	—	—	(6,480)
Investment contract deposits	—	—	—	—	—	—	165,281	—	165,281	—	—	165,281
Investment contract withdrawals	—	—	—	—	—	—	(98,022)	—	(98,022)	—	—	(98,022)

Net cash provided (used) by financing activities	150,144	(209,441)	(2,797)	—	(62,094)	—	67,259	(39,500)	(34,335)	21,692	1,011	(11,632)

Increase (decrease) in cash and cash equivalents	18,453	4,327	(402)	—	22,378	(1,804)	162	—	20,736	4,652	—	25,388
Cash and cash equivalents at beginning of year	71	25,719	576	—	26,366	5,912	9,158	—	41,436	10	—	41,446

Cash and cash equivalents at end of year	$18,524	$30,046	$174	$—	$48,744	$4,108	$9,320	$—	$62,172	$4,662	$—	$66,834

(a) Balance for the year ended December 31, 2002

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 22:     Subsequent Events

Refinancing
      On May 9 and May 12, 2005 the Company entered into agreements to re-finance its capital structure and gave notices to its current lenders of its plans for early redemption of the Company’s existing notes and loans.
      The structure consists of three asset-backed facilities including a $240 million senior mortgage funded by Merrill Lynch, a $240 million senior mortgage funded by Morgan Stanley and a $465 million real estate loan funded by Merrill Lynch. The new financing was funded on June 8, 2005.
      The Company will to incur a one-time pre-tax charge of approximately $34 million in the first quarter of fiscal 2006 associated with the early payment of the existing loans.

Preferred Stock Dividends
      On May 4, 2005, the Board of Directors of AMERCO, the holding company for U-Haul International, Inc., and other companies, declared a regular quarterly cash dividend of $0.53125 per share on the Company’s Series A, 8 1/2 percent Preferred Stock. The dividend was paid June 1, 2005 to holders of record on May 15, 2005.

Abatement of State of Arizona Department of Insurance Order for Supervision
      On June 9, 2005, the State of Arizona Department of Insurance abated its May 20, 2003 Order for Supervison. The May 20, 2003 Order required that RepWest eliminate its credit exposure with AMERCO and its affiliates and that RepWest possess sufficient surplus to comply with Arizona law. These requirements have been met and the Order was abated on June 9, 2005.

ADDITIONAL INFORMATION
SUMMARY OF EARNINGS OF INDEPENDENT RENTAL FLEETS
      The following Summary of Earnings of Independent Rental Fleets is presented for purposes of analysis and is not a required part of the basic financial statements.

	Years Ended March 31,

	2005	2004	2003	2002	2001

	(In thousands, except earnings per $100
	of average Investment)
Earnings data (Note A):
Fleet owner income:
Credited to fleet owner gross rental income	$560	$739	$823	$1,028	$1,350
Credited to trailer accident fund (Notes D and E)	34	46	49	61	79

Total fleet owner income	594	785	872	1,089	1,429
Fleet owner operation expenses:
Charged to fleet owner (Note C)	383	437	422	532	719
Charged to trailer accident fund (Notes D and E)	7	8	9	15	18

Total fleet owner operation expenses	390	445	431	547	737
Fleet owner earnings before trailer accident fund credit, depreciation and income taxes	177	304	402	496	631
Trailer accident fund credit (Note D)	27	36	39	46	61

Net fleet owner earnings before depreciation and income taxes	204	340	441	542	692

Investment data (Note A):
Amount at end of year	967	1,202	1,389	1,663	2,046

Average amount during year	1,085	1,296	1,526	1,855	2,350

Net fleet owner earnings before depreciation and income taxes per $100 of average investment (Note B) (unaudited)	$14.01	$18.84	$19.95	$20.06	$23.38

The accompanying notes are an integral part of this Summary of Earnings of Independent Rental Fleets.

(A)	The accompanying Summary of Earnings of Independent Rental Fleets includes the operations of rental equipment under the brand name of “U-Haul” owned by independent fleet owners. Earnings data represent the aggregate results of operations before depreciation and taxes. Investment data represent the cost of the rental equipment and investments before accumulated depreciation.

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

(B)	The summary of earnings data stated in terms of an amount per $100 of average investment represents the aggregate results of operations (earnings data) divided by the average amount of investment during

ADDITIONAL INFORMATION
SUMMARY OF EARNINGS OF INDEPENDENT RENTAL FLEETS — (Continued)

the periods. The average amount of investment is based upon a simple average of the month-end investment during each period. Average earnings data is not necessarily representative of an individual fleet owner’s earnings.

(C)	A summary of operations expenses charged directly to independent fleet owners follows:

	March 31,

Year ended	2005	2004	2003	2002	2001

	(In thousands)
Licenses	$31	$41	$52	$86	$124
Public liability insurance	37	48	53	65	87
Repairs and maintenance	315	348	317	381	508

	$383	$437	$422	$532	$719

(D)	The fleet owners and subsidiary U-Haul rental companies forego normal commissions on a portion of gross rental fees designated for transfer to the Trailer Accident Fund (the “Fund”). Trailer accident repair expenses otherwise chargeable to fleet owner, are paid from this Fund to the extent of the financial resources of the Fund. The amounts designated “Trailer Accident Fund credit” in the accompanying summary of earnings represents independent fleet owner commissions foregone, which exceed expenses borne by the Fund.

(E)	Commissions foregone for transfer to the Trailer Accident Fund follow:

	Fleet Owners

	Subsidiary
	U-Haul	Subsidiary
	Companies	Companies	Independent	Total

	(In thousands)
Year ended:
March 31, 2005	$8,450	$4,516	$34	$13,000
March 31, 2004	7,704	4,102	46	11,852
March 31, 2003	6,845	3,637	49	10,531
March 31, 2002	6,385	3,377	61	9,823
March 31, 2001	6,073	3,191	79	9,343

(F)	A summary of independent fleet owner expenses borne by the Trailer Accident Fund follows:

	Fleet Owners

						Total Trailer
	Subsidiary				Trailer	Accident
	U-Haul	Subsidiary		Sub	Accident	Repair
	Companies	Companies	Independent	Total	Retirements	Expenses

	(In thousands)
Year Ended:
March 31, 2005	$1,717	$917	$7	$2,641	$388	$3,029
March 31, 2004	1,366	727	8	2,101	466	2,567
March 31, 2003	1,095	582	8	1,685	394	2,079
March 31, 2002	1,225	647	12	1,884	455	2,339
March 31, 2001	1,067	561	18	1,646	498	2,144

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF AMERCO BALANCE SHEETS

	March 31,

	2005	2004

	(In thousands)
ASSETS
Cash	$14	$—
Investment in subsidiaries and SAC Holding II	1,221,423	1,125,152
Related party assets	452,350	516,529
Other assets	19,107	19,736

Total assets	1,692,894	1,661,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes and loans payable	$780,008	$862,700
Related party liabilities	115,499	22,300
Other liabilities	175,745	222,285

	1,071,252	1,107,285
Stockholders’ equity:
Preferred stock	—	—
Common stock	10,497	10,497
Additional paid-in capital	396,415	395,803
Accumulated other comprehensive loss	(30,661)	(21,446)
Retained earnings (loss):
Beginning of year	587,370	561,606
Net earnings (loss)	89,076	(4,047)
Dividends	(12,963)	29,811

	1,039,734	972,224
Less: Cost of common shares in treasury	(418,092)	(418,092)

Total stockholders’ equity	621,642	554,132

Total liabilities and stockholders’ equity	$1,692,894	$1,661,417

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO
STATEMENTS OF OPERATIONS

	Years Ended March 31,

	2005	2004	2003

	(In thousands, except share and per share data)
Revenues:
Net interest income from subsidiaries	$8,348	$2,416	$1,195
Expenses:
Operating expenses	18,065	37,080	36,934
Restructuring expenses	—	44,097	6,568
Other expenses	121	825	942

Total expenses	18,186	82,002	44,444
Equity in earnings of subsidiaries and SAC Holdings	106,441	86,817	44,254
Interest expense	(70,235)	(56,968)	(69,213)
Litigation settlement income, net of costs	51,341	—	—

Pretax earnings (loss)	77,709	(49,737)	(68,208)
Income tax benefit	11,367	45,690	41,296

Net earnings (loss)	89,076	(4,047)	(26,912)
Less: preferred stock dividends	(12,963)	(12,963)	(12,963)

Earnings (loss) available to common shareholders	$76,113	$(17,010)	$(39,875)

Earnings (loss) per common share (both basic and diluted):	$3.66	$(0.82)	$(1.91)

Weighted average common shares outstanding	20,804,773	20,749,998	20,824,618

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO
STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended March 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$89,076	$(4,047)	$(26,912)
Earnings from consolidated entities	(106,441)	(86,817)	(44,254)
Depreciation	31	39	15
Deferred income taxes	33,060	4,909	(29,519)
Net change in other operating assets and liabilities:
Prepaid expenses	(4,782)	6	25
Other assets	5,388	(7,166)	4,780
Related party assets	23,123	(48,775)	(122,863)
Accounts payable and accrued expenses	(61,640)	127,770	(38,370)
Deferred income	—	(2,863)	(571)
Related party liabilities	(21,652)	(123,269)	126,042

Net cash used by operating activities	(43,837)	(140,213)	(131,627)

Cash flows from investment activities:
Purchase of property, plant and equipment	(3)	—	(64)
Proceeds from sales of property, plant and equipment	—	45	—

Net cash provided (used) by investing activities	(3)	45	(64)

Cash flows from financing activities:
Borrowings from credit facilities	129,355	785,942	262,007
Principal repayments on credit facilities	(212,242)	(745,407)	(433,788)
Debt issuance costs	—	(24,831)	(2,330)
Leveraged Employee Stock Ownership Plan — Payments on loans	—	(20)	—
Proceeds from (repayment of) related party notes payable	—	(17,500)	330,735
Proceeds from party loans	155,908	126,701	—
Dividends paid	(29,167)	(3,241)	(6,480)

Net cash provided by financing activities	43,854	121,644	150,144

Increase (decrease) in cash and cash equivalents	14	(18,524)	18,453
Cash and cash equivalents at beginning of year	—	18,524	71

Cash and cash equivalents at end of year	$14	$—	$18,524

      Income taxes paid in cash amounted to $30.0 million, $4.0 million and $11.4 million for 2005, 2004 and 2003, respectively. Interest paid in cash amounted to $57.6 million, $40.3 million and $76.6 million for 2005, 2004 and 2003, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO
NOTES TO CONDENSED FINANCIAL INFORMATION
MARCH 31, 2005, 2004, AND 2003

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
      The financial statements include only the accounts of AMERCO, which include certain of the corporate operations of AMERCO (excluding the SAC entities). The interest in AMERCO’s majority owned subsidiaries is accounted for on the equity method. The debt and related interest expense of AMERCO have been allocated to the consolidated subsidiaries. The inter-company interest income and expenses are eliminated in the consolidated financial statements.

2.	Guarantees
      AMERCO has guaranteed performance of certain long-term leases and other obligations. See Note 16 and Note 19 of Notes to Consolidated Financial Statements.

3.	Notes and Loans Payable
      Notes and loans payable consist of the following:

	March 31,

	2005	2004

	(In thousands)
Revolving credit facility, senior secured first lien	$84,862	$164,054
Senior amortizing notes, secured, first lien, due 2009	346,500	350,000
Senior notes, secured second lien, 9.0% interest rate, due 2009	200,000	200,000
Senior subordinated notes, secured, 12.0% interest rate, due 2011	148,646	148,646

Total AMERCO notes and loans payable	$780,008	$862,700

      For additional information, see Note 9 of Notes to Consolidated Financial Statements.

SCHEDULE V
AMERCO AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL INFORMATION (FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS)
Years Ended December 31, 2004, 2003 and 2002

								Claim and Claim
								Adjustment
			Reserves					Expenses Incurred		Amortization	Paid
		Deferred	for Unpaid					Related to		of Deferred	Claims and
		Policy	Claims and	Discount			Net			Policy	Claim	Net
Fiscal		Acquisition	Adjustment	if any,	Unearned	Net Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
Year	Affiliation with Registrant	Cost	Expenses	Deducted	Premiums	Premiums(1)	Income(2)	Year	Year	Costs	Expense	Written(1)

(In thousands)
	Consolidated property
2005	casualty entity	$1,273	$380,875	N/A	$2,992	$24,987	$15,825	$17,960	$21,773	$4,711	$86,955	$17,901
	Consolidated property
2004	casualty entity	3,843	416,259	N/A	11,308	92,036	20,548	56,235	53,127	14,126	123,782	57,063
	Consolidated property
2003	casualty entity	13,206	399,447	N/A	62,346	149,206	27,931	112,284	16,396	17,143	196,798	120,946

(1)	The earned and written premiums are reported net of intersegment transactions. There were no earned premiums eliminated for the year ended 2004. Earned premiums eliminated were $1.2 million and $3.4 million for the years ended 2003 and 2002, respectively.

(2)	Net Investment Income excludes net realized gains (losses) on investments of $0.6 million, $1.2 million and ($5.6 million) for the years ended 2004, 2003 and 2002, respectively.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERCO

By:	/s/ Edward J. Shoen

Edward J. Shoen
Chairman of the Board and President
Dated: June 22, 2005
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

Signature	Title	Date

/s/ EDWARD J. SHOEN Edward J. Shoen	Chairman of the Board and President (Principal Executive Officer)	June 22, 2005

/s/ WILLIAM E. CARTY William E. Carty	Director	June 22, 2005

/s/ JAMES P. SHOEN James P. Shoen	Director	June 22, 2005

/s/ CHARLES J. BAYER Charles J. Bayer	Director	June 22, 2005

/s/ JOHN M. DODDS John M. Dodds	Director	June 22, 2005

/s/ DANIEL R. MULLEN Daniel R. Mullen	Director	June 22, 2005

/s/ JOHN P. BROGAN John P. Brogan	Director	June 22, 2005

/s/ M. FRANK LYONS M. Frank Lyons	Director	June 22, 2005

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U-Haul International, Inc.

By:	/s/ Edward J. Shoen

Edward J. Shoen
Chairman of the Board and President
Dated: June 22, 2005
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

Signature	Title	Date

/s/ EDWARD J. SHOEN Edward J. Shoen	Chairman of the Board and President (Principal Executive Officer)	June 22, 2005

/s/ WILLIAM E. CARTY William E. Carty	Director	June 22, 2005

/s/ MARK V. SHOEN Mark V. Shoen	Director	June 22, 2005

/s/ SAMUEL J. SHOEN Samuel J. Shoen	Director	June 22, 2005

/s/ ROBERT A. DOLAN Robert A. Dolan	Director	June 22, 2005

/s/ DANIEL R. MULLEN Daniel R. Mullen	Director	June 22, 2005

/s/ JOHN M. DODDS John M. Dodds	Director	June 22, 2005

/s/ JOHN C. TAYLOR John C. Taylor	Director	June 22, 2005