Form 10-Q
period 2005-06-30
AMERCO /NV/; U HAUL INTERNATIONAL INC
filed 2005-08-08
CIK 4457, 4458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

21,284,604 shares of AMERCO Common Stock, $0.25 par value were outstanding at August 5, 2005.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at August 5, 2005.

TABLE OF CONTENTS

		Page No.
	PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
	a)Condensed Consolidated Balance Sheets as of June 30, 2005 (unaudited) and March 31, 2005	1 - 2
	b)Condensed Consolidated Statements of Operations for the Quarters ended June 30, 2005 and 2004 (unaudited)	3
	c)Condensed Consolidated Statements of Comprehensive Income for the Quarters ended June 30, 2005 and 2004 (unaudited)	4
	d)Condensed Consolidated Statements of Cash Flows for the Quarters ended June 30, 2005 and 2004 (unaudited)	5 - 6
	e)Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43

	PART II OTHER INFORMATION
Item 1.	Legal Proceedings	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Submission of Matters to a Vote of Security Holders	45
Item 5.	Other Information	45
Item 6.	Exhibits	45

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements
AMERCO AND CONSOLIDATED ENTITIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	March 31,
	2005	2005
	(Unaudited)
	(In thousands)
ASSETS
Cash and cash equivalents	$229,498	$55,955
Trade receivables, net	236,287	236,817
Notes and mortgage receivables, net	2,495	1,965
Inventories, net	65,904	63,658
Prepaid expenses	20,690	19,874
Investments, fixed maturities	643,638	635,178
Investments, other	302,736	345,207
Deferred policy acquisition costs, net	52,704	52,543
Other assets	117,162	85,291
Related party assets	266,452	252,666
	1,937,566	1,749,154
Property, plant and equipment, at cost:
Land	152,129	151,145
Buildings and improvements	686,744	686,225
Furniture and equipment	267,809	265,216
Rental trailers and other rental equipment	202,385	199,461
Rental trucks	1,270,440	1,252,018
SAC Holding II Corporation - property, plant and equipment	77,700	77,594
	2,657,207	2,631,659
Less: Accumulated depreciation	(1,276,685)	(1,277,191)
Total property, plant and equipment	1,380,522	1,354,468
Total assets	$3,318,088	$3,103,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
	June 30,	March 31,
	2005	2005
	(Unaudited)
	(In thousands, except share and per share amounts)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$232,489	$206,763
AMERCO's notes and loans payable	953,922	780,008
SAC Holding II Corporation notes and loans payable, non-recourse to AMERCO	77,185	77,474
Policy benefits and losses, claims and loss expenses payable	808,249	805,121
Liabilities from investment contracts	491,473	503,838
Other policyholders' funds and liabilities	15,873	29,642
Deferred income	42,464	38,743
Deferred income taxes	88,483	78,124
Related party liabilities	10,771	11,070
Total liabilities	2,720,909	2,530,783

Commitments and contingencies (notes 3, 6 and 7)

Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized; 6,100,000 shares issued and outstanding as of June 30, 2005 and March 31, 2005	-	-
Series B preferred stock, with no par value, 100,000 shares authorized; none issued and outstanding as of June 30 and March 31, 2005	-	-
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized; 3,716,181 shares issued as of June 30, 2005 and March 31, 2005	929	929
Common stock of $0.25 par value, 150,000,000 shares authorized; 38,269,518 issued as of June 30, 2005 and March 31, 2005	9,568	9,568
Additional paid-in-capital	350,344	350,344
Accumulated other comprehensive loss	(38,580)	(30,661)
Retained earnings	703,463	671,642
Cost of common shares in treasury, net (20,701,096 shares as of June 30, 2005 and March 31, 2005)	(418,092)	(418,092)
Unearned employee stock ownership plan shares	(10,453)	(10,891)
Total stockholders' equity	597,179	572,839
Total liabilities and stockholders' equity	$3,318,088	$3,103,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Quarter Ended June 30,
	2005	2004
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$401,260	$389,742
Self-storage revenues	28,768	30,575
Self-moving and self-storage products and service sales	66,563	61,364
Property management fees	4,440	2,982
Life insurance premiums	29,589	33,259
Property and casualty insurance premiums	4,824	9,802
Net investment and interest income	13,714	17,576
Other revenue	10,300	7,645
Total revenues	559,458	552,945
Costs and expenses:
Operating expenses	266,792	271,911
Commission expenses	48,018	46,913
Cost of sales	31,044	27,740
Benefits and losses	27,314	36,671
Amortization of deferred policy acquisition costs	6,198	9,958
Lease expense	33,295	40,535
Depreciation, net	34,237	28,029
Total costs and expenses	446,898	461,757

Earnings from operations	112,560	91,188
Interest expense	19,636	19,004
Fees on early extinguishment of debt	35,627	-
Pretax earnings	57,297	72,184
Income tax expense	(22,235)	(27,765)
Net earnings	35,062	44,419
Less: Preferred stock dividends	(3,241)	(3,241)
Earnings available to common shareholders	$31,821	$41,178
Basic and diluted earnings per common share	$1.53	$1.98
Weighted average common shares outstanding:
Basic and diluted	20,836,458	20,788,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Quarter Ended June 30,
	2005	2004
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$35,062	$44,419
Other comprehensive income(loss), net of tax:
Foreign currency translation	(1,970)	(2,227)
Fair market value of cash flow hedges	(409)	-
Unrealized gain (loss) on investments	(5,540)	2,943
Total comprehensive income	$27,143	$45,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Quarter Ended June 30,
	2005	2004
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Net earnings	$35,062	$44,419
Depreciation	30,925	28,382
Amortization of deferred policy acquisition costs	6,677	10,428
Provision for losses on accounts receivable	(601)	-
Net (gain) loss on sale of real and personal property	3,312	(353)
Net (gain) loss on sale of investments	(1,453)	(174)
Deferred income taxes	12,788	29,644
Net change in other operating assets and liabilities
Trade receivables	(2,287)	19,412
Inventories	(2,246)	(1,217)
Prepaid expenses	(816)	(8,703)
Capitalization of deferred policy acquisition costs	(2,508)	(3,603)
Other assets	(29,461)	(37,032)
Related party assets	(13,813)	(12,235)
Accounts payable and accrued expenses	24,139	23,116
Policy benefits and losses, claims and loss expenses payable	2,907	(32,059)
Other policyholder's funds and liabilities	(13,528)	1,167
Deferred income	3,721	1,332
Related party liabilities	(1,119)	72
Net cash provided by operating activities	51,699	62,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
	Quarter Ended June 30,
	2005	2004
	(Unaudited)
	(In thousands)

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	$(75,437)	$(62,304)
Short term investments	(55,390)	(58,348)
Fixed maturities investments	(84,217)	(36,206)
Mortgage loans	(1,250)	-
Proceeds from sale of:
Property, plant and equipment	15,145	184,219
Short term investments	94,728	56,777
Fixed maturities investments	60,793	39,093
Equity securities	5,759	37
Preferred stock	417	1,497
Other asset investments, net	872	17,219
Real estate	693	1,880
Mortgage loans	3,034	1,169
Notes and mortgage receivables	71	31
Net cash provided (used) by investing activities	(34,782)	145,064
Cash flows from financing activities:
Borrowings from credit facilities	1,034,188	14,280
Principal repayments on credit facilities	(860,563)	(115,417)
Leveraged Employee Stock Ownership Plan - repayments from loan	438	428
Payoff of capital leases	-	(99,607)
Preferred stock dividends paid	(3,241)	(6,482)
Investment contract deposits	5,670	6,923
Investment contract withdrawals	(17,896)	(33,943)
Net cash provided (used) by financing activities	158,596	(233,818)
Effect of exchange rate on cash	(1,970)	(2,228)
Increase (decrease) in cash equivalents	173,543	(28,386)
Cash and cash equivalents at the beginning of period	55,955	81,557
Cash and cash equivalents at the end of period	$229,498	$53,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005, June 30, 2004 (Unaudited) and March 31, 2005

1. Basis of Presentation

The first fiscal quarter for AMERCO ends the 30th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31st of March for each year that is referenced. They have been consolidated on that basis. Consequently, all references to our insurance subsidiaries’ years 2005 and 2004 correspond to the Company’s fiscal years 2006 and 2005, respectively.

Accounts denominated in non-U.S. currencies have been re-measured using the U.S. dollar as the functional currency. Certain amounts reported in previous years have been reclassified to conform to the current presentation.

The consolidated financial statements for the first quarter of fiscal 2006 and fiscal 2005, and the balance sheet as of March 31, 2005 include the accounts of AMERCO, its wholly owned subsidiaries and SAC Holding II Corporation and its subsidiaries.

The condensed consolidated balance sheet as of June 30, 2005 and the related condensed consolidated statements of operations, comprehensive income, and cash flows for the first quarters of fiscal 2006 and 2005 are unaudited.

In our opinion, all adjustments necessary for the fair presentation of such condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The information in this 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the AMERCO 2005 Form 10-K.

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

Republic Western Insurance Company (“RepWest”)

North American Fire & Casualty Insurance Company (“NAFCIC”),

Oxford Life Insurance Company (“Oxford”)

North American Insurance Company (“NAI”) and

Christian Fidelity Life Insurance Company (“CFLIC”).

Unless the context otherwise requires, the term “Company”, “we”, “us” or “our” refers to AMERCO and its legal subsidiaries.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Description of Operating Segments

AMERCO has four reportable segments. They are Moving and Storage Operations, Property and Casualty Insurance, Life Insurance and SAC Holding II.

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

Life Insurance includes Oxford and its wholly-owned subsidiaries. Oxford originates and reinsures annuities; credit life and disability; ordinary life; group life and disability coverage; and Medicare supplement insurance. Oxford also administers the self-insured employee health and dental plans for the Company.

SAC Holding Corporation and its subsidiaries, and SAC Holding II Corporation and its subsidiaries, collectively referred to as SAC Holdings, own self-storage properties that are managed by U-Haul under property management agreements and acts as independent U-Haul rental equipment dealers. AMERCO has contractual interests in certain SAC Holdings properties entitling AMERCO to potential future income based on the financial performance of these properties. With respect to SAC Holding II Corporation, AMERCO is considered the primary beneficiary of these contractual interests. Consequently, we include the results of SAC Holding II Corporation in the consolidated financial statements of AMERCO, as required by FIN 46(R).

2. Earnings per Share

Net income for purposes of computing earnings per common share is net income minus preferred stock dividends. Preferred stock dividends include accrued dividends of AMERCO.

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:
	Quarter ended June 30,
	2005	2004
	(Unaudited)
Basic and diluted earnings per common share	$1.53	$1.98
Weighted average common share outstanding:
Basic and diluted	20,836,458	20,788,074

The weighted average common shares outstanding listed above exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released as of June 30, 2005 and June 30, 2004, respectively.

6,100,000 shares of preferred stock have been excluded from the weighted average shares outstanding calculation because they are not common stock equivalents.

3. Borrowings

Long-Term Debt

On June 8, 2005, the Company repaid all of its outstanding debt including related accrued and unpaid interest and early termination fees.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

On June 8, 2005 and June 28, 2005, Amerco Real Estate Company and its subsidiaries and various subsidiaries of U-Haul International, Inc. entered into new Credit Agreements, thereby increasing borrowing capacity by more than $195.0 million and reducing the cost of borrowing in comparison to the previous loans. U-Haul International, Inc. is a Guarantor for certain obligations under the new credit facilities.

Long-term debt at June 30, 2005 and March 31, 2005 was as follows:
	June 30,	March 31,
	2005	2005
	(Unaudited)
	(In thousands)
U-Haul Co. of Canada Mortgage Securities 5.75%, due 2015	$8,922	$-
Senior mortgages, secured, 5.7%, due 2015	240,000	-
Senior mortgages, secured, 5.5%, due 2015	240,000	-
Real estate backed loans, due 2010	465,000	-
Revolving credit facility, senior secured first lien	-	84,862
Senior amortizing notes, secured, first lien, due 2009	-	346,500
Senior notes, secured second lien, 9.0% interest rate, due 2009	-	200,000
Senior subordinated notes, secured, 12.0% interest rate, due 2011	-	148,646
Total AMERCO notes and loans payable	$953,922	$780,008

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under the Senior Mortgages. The Lenders for the Senior Mortgages are Merrill Lynch Mortgage Lending, Inc. and Morgan Stanley Mortgage Capital Inc. The Senior Mortgages are in the aggregate amount of $480.0 million and are due 2015.

The Senior Mortgages require average monthly principal and interest payments of $5.1 million with the unpaid loan balance and accrued and unpaid interest due at maturity, which is July 2015. The Senior Mortgages are secured by certain properties owned by the borrowers.

The interest rates, per the provisions of the Senior Mortgages, are 5.7% per annum for the Merrill Lynch Mortgage Lending Agreement and 5.5% per annum for the Morgan Stanley Mortgage Capital Agreement.

The default provisions of the Senior Mortgages include non-payment of principal or interest and other standard covenants. There are limited restrictions regarding our use of the funds. We are in compliance with the covenants.

Real Estate Backed Loan

Amerco Real Estate Company and its subsidiaries, and U-Haul Company of Florida are borrowers under a Real Estate Backed Loan. The Lender is Merrill Lynch Commercial Finance Corporation. The Real Estate Backed Loan is in the amount of $465.0 million and is due June 10, 2010. U-Haul International, Inc. is a Guarantor of this loan.

The Real Estate Backed Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. We have the right to extend the maturity twice, for up to one year each time. The Real Estate Backed Loan is secured by various properties owned by the borrowers.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The interest rate is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At June 30, 2005 the applicable LIBOR was 3.2% and the applicable margin was 2.7%, the sum of which was 5.9%. The applicable margin ranges from 2.0% to 2.8% and is based on the ratio of the excess of the average daily amount of loans divided by a fixed percentage of the appraised value of the properties collateralizing the loan, compared with the most recently reported 12 months of Combined Net Operating Income (“NOI”), as that term is defined in the Loan Agreement.

The default provisions of the Real Estate Backed Loan include non-payment of principal or interest and other standard covenants. There are limited restrictions regarding our use of the funds. We are in compliance with the covenants.

U-Haul Company of Canada Mortgage Securities

U-Haul Company of Canada is the borrower under a mortgage backed loan. The lender is Merrill Lynch and the loan is in the amount of $8.9 million ($11.4 million in Canadian currency). The loan was entered into on June 29, 2005 at a rate of 5.75%. It has a 25 year amortization with a maturity of July 1, 2015. We are in compliance with the covenants.

W.P. Carey Transactions

In 1999, AMERCO, U-Haul International, Inc. and Amerco Real Estate entered into financing agreements for the purchase and construction of self-storage facilities with the Bank of Montreal and Citibank (the “leases” or the “synthetic leases”). Title to the real property subject to these leases was held by non-affiliated entities.

These leases were amended and restated on March 15, 2004. As a result, we paid down approximately $31.0 million of lease obligations and entered into leases with a three year term, with four one year renewal options. After such pay down, our lease obligation under the amended and restated synthetic leases was approximately $218.5 million.

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

The sales price for these transactions was $298.4 million and cash proceeds were $298.9 million. The Company realized a gain on the transaction of $2.7 million, which is being amortized over the life of the lease term.

As part of the W. P. Carey Transactions, U-Haul entered into agreements to manage these properties (including the portion of the properties leased by Mercury). These management agreements allow us to continue to operate the properties as part of the U-Haul moving and self-storage system.

U-Haul’s annual lease payments under the new lease are approximately $10.0 million per year, with CPI inflation adjustments beginning in the sixth year of the lease. The lease term is ten years, with a renewal option for an additional ten years. Upon closing of the W. P. Carey Transactions, we made a $5.0 million security deposit and an earn-out deposit of $22.9 million. We believe that U-Haul has met the requirements under the lease and the earn-out deposit should be refunded.

The property management agreement we entered into with Mercury provides that Mercury will pay U-Haul a management fee based on gross self-storage rental revenues generated by the properties. During the first quarter of fiscal 2006, U-Haul earned $0.4 million in management fees from Mercury.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Annual Maturities of AMERCO Notes and Loans Payable

The annual maturity of AMERCO’s long-term debt as of June 30, 2005 for the next five years and thereafter is as follows:
	Year Ending June 30,
	2006	2007	2008	2009	2010	Thereafter
	(Unaudited)
	(In thousands)
Notes payable, secured	$38,118	$39,316	$39,866	$40,450	$115,649	$680,523

SAC Holding II Corporation Notes and Loans Payable to Third Parties

SAC Holding II entities notes and loans payable consisted of the following:
	June 30,	March 31,
	2005	2005
	(Unaudited)
	(In thousands)
Notes payable, secured, 7.9% interest rate, due 2027	$77,185	$77,474

4. Interest on Borrowings

Interest expense was as follows:
	Quarter Ended June 30,
	2005	2004
	(unaudited)
	(In thousands)
Interest expense	$17,842	$16,609
Capitalized interest	(44)	(45)
Amortization of transaction costs	14,384	733
Interest expense resulting from interest rate caps	301	147
Fees on early extinguishment of debt	21,243	-
Total AMERCO interest expense	53,726	17,444
SAC Holding II interest expense	3,130	3,263
Less: Intercompany transactions	1,593	1,703
Total SAC Holding II interest expense	1,537	1,560
Total	$55,263	$19,004

Interest paid in cash by AMERCO (excluding any fees from the early extinguishment of debt) amounted to $17.9 million and $15.4 million for the first quarters of fiscal 2006 and fiscal 2005, respectively.

The costs associated with the early extinguishment of debt include $21.2 million of fees and $14.4 million of transaction cost amortization related to the retired debt.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Interest Rates

Interest rates and company borrowings were as follows:
	Revolving Credit Activity
	Quarter Ended June 30,
	2005	2004
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate	6.64%	5.37%
Interest rate at the end of the quarter	N/A	5.33%
Maximum amount outstanding	$158,012	$164,575
Average amount outstanding prior to the June 8, 2005 refinancing	$124,186	$115,728

On June 29, 2005 the Company entered into a new revolving credit facility with Merrill Lynch Commercial Finance Corporation. The facility has a $150 million maximum amount available with an interest rate of LIBOR plus 1.75%. As of June 30, 2005 the Company had not drawn on this revolving credit facility.

5. Comprehensive Income

The components of accumulated other comprehensive loss, net of tax, were as follows:
	June 30,	March 31,
	2005	2005
	(unaudited)
	(In thousands)
Accumulated foreign currency translation	$(35,314)	$(33,344)
Accumulated unrealized gain (loss) on investments	(2,904)	2,636
Accumulated fair market value of cash flow hedge	(362)	47
	$(38,580)	$(30,661)

A summary of accumulated comprehensive income (loss) components, net of tax, were as follows:
	Foreign Currency Translation	Unrealized Gain(Loss) on Investments	Fair Market Value of Cash Flow Hedge	Accumulated Other Comprehensive Income
	(Unaudited)
	(In thousands)
Balance at March 31, 2005	$(33,344)	$2,636	$47	$(30,661)
Foreign currency translation - U-Haul	(1,970)	-	-	(1,970)
Change in fair value of cash flow hedge	-	-	(409)	(409)
Unrealized loss on investments	-	(5,540)	-	(5,540)
Balance at June 30, 2005	$(35,314)	$(2,904)	$(362)	$(38,580)

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

6. Contingent Liabilities and Commitments

The Company leases a portion of its rental equipment and certain of its facilities under operating leases with terms that expire at various dates substantially through 2034. At June 30, 2005, AMERCO has guaranteed $157.7 million of residual values for these assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, the Company has the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. AMERCO has been leasing equipment since 1987 and has experienced no material losses related to these types of residual rate guarantees.

Lease commitments for leases having terms of more than one year as of June 30, 2005, were as follows:
	Property Plant and Equipment	Rental Equipment	Total
	(Unaudited)
		(in thousands)
Year-ended June 30,:
2006	$12,154	$78,331	$90,485
2007	11,367	89,551	100,918
2008	11,235	56,326	67,561
2009	10,921	40,771	51,692
2010	10,515	32,222	42,737
Thereafter	45,544	27,529	73,073
Total	$101,736	$324,730	$426,466

7. Contingencies

Shoen

On September 24, 2002, Paul F. Shoen filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Paul F. Shoen vs. SAC Holding Corporation et al., CV02-05602, seeking damages and equitable relief on behalf of AMERCO from SAC Holdings and certain current and former members of the AMERCO Board of Directors, including Edward J. Shoen, Mark V. Shoen and James P. Shoen as defendants. AMERCO is named a nominal defendant for purposes of the derivative action. The complaint alleges breach of fiduciary duty, self-dealing, usurpation of corporate opportunities, wrongful interference with prospective economic advantage and unjust enrichment and seeks the unwinding of sales of self-storage properties by subsidiaries of AMERCO to SAC Holdings in prior years. The complaint seeks a declaration that such transfers are void as well as unspecified damages. On October 28, 2002, AMERCO, the Shoen directors, the non-Shoen directors and SAC Holdings filed Motions to Dismiss the complaint. In addition, on October 28, 2002, Ron Belec filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Ron Belec vs. William E. Carty, et al., CV 02-06331 and on January 16, 2003, M.S. Management Company, Inc. filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned M.S. Management Company, Inc. vs. William E. Carty, et al., CV 03-00386. Two additional derivative suits were also filed against these parties. These additional suits are substantially similar to the Paul F. Shoen derivative action. The five suits assert virtually identical claims. In fact, three of the five plaintiffs are parties who are working closely together and chose to file the same claims multiple times. These lawsuits alleged that the AMERCO Board lacked independence. In reaching its decision to dismiss these claims, the court determined that the AMERCO Board of Directors had the requisite level of independence required in order to have these claims resolved by the Board. The court consolidated all five complaints before dismissing them on May 28, 2003. Plaintiffs filed a Notice of Appeal to the Nevada Supreme Court and the Court has set an oral argument for September 12, 2005.

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

8. Related Party Transactions

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

    During the first quarter of fiscal 2006, a subsidiary of the Company held various unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. The Company does not have an equity ownership interest in SAC Holdings, except for minority investments made by RepWest and Oxford in a SAC Holdings-controlled limited partnership which holds Canadian self-storage properties. The Company received cash interest payments of $4.9 million, from SAC Holdings during the first quarter of fiscal 2006. The largest aggregate amount of notes receivable outstanding during the first quarter of fiscal 2006 and the aggregate notes receivable balance at June 30, 2005 was $203.7 million. Of this amount, $75.1 million is with SAC Holding II Corporation and eliminates in consolidation.

Interest accrues on the outstanding principal balance of junior notes of SAC Holding II that the Company holds at a stated rate of basic interest. A fixed portion of that basic interest is paid on a monthly basis.

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

The Company currently manages the self-storage properties owned by SAC Holdings, Mercury, 4 SAC, 5 SAC and 19 SAC pursuant to a standard form of management agreement, under which the Company receives a management fee between 4.0% and 6.0% of the gross receipts. The Company received management fees of $4.0 million during the first quarter of fiscal 2006. This management fee is consistent with the fees received for other properties the Company manages for third parties.

RepWest and Oxford currently hold a combined 46.0% limited partnership interest in Securespace Limited Partnership (“Securespace”), a Nevada limited partnership. A SAC Holdings subsidiary serves as the general partner of Securespace and owns a 1.0% interest. Another SAC Holdings subsidiary owns the remaining 53.0% limited partnership interest in Securespace. Securespace was formed by SAC Holdings to be the owner of various Canadian self-storage properties. RepWest and Oxford’s investment in Securespace is included in Investment, other and is accounted for using the equity method of accounting. We do not believe that the carrying amount of their investment in Securespace is in excess of fair value.

During the first quarters of fiscal 2006 and 2005, the Company leased space for marketing company offices, vehicle repair shops and hitch installation centers owned by subsidiaries of SAC Holdings, 4 SAC, 5 SAC and 19 SAC. Total lease payments pursuant to such leases were $0.7 million and $0.6 million during the first quarters of fiscal 2006 and 2005, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At June 30, 2005, subsidiaries of SAC Holdings, 4 SAC, 5 SAC and 19 SAC acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with subsidiaries of SAC Holdings are substantially identical to the terms of those with the Company’s other independent dealers. During the first quarters of fiscal 2006 and 2005, the Company paid the above mentioned entities $9.3 million and $8.9 million, respectively in commissions pursuant to such dealership contracts.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Management believes that its sales of self-storage properties to SAC Holdings has provided a unique structure for the Company to earn management fee income from the SAC Holdings self-storage properties that the Company manages and to participate in SAC Holdings’ excess cash flows as described above.

Independent fleet owners own approximately 3.0% of all U-Haul rental trailers. There are approximately 1,200 independent fleet owners, including certain officers, directors, employees and stockholders of AMERCO. Such AMERCO officers, directors, employees and stockholders owned less than 1.0% of all U-Haul rental trailers during the first quarters of fiscal 2006 and 2005, respectively. All rental equipment is operated under contract with U-Haul whereby U-Haul administers the operations and marketing of such equipment and in return receives a percentage of rental fees paid by customers. Based on the terms of various contracts, rental fees are distributed to U-Haul (for services as operators), to the fleet owners (including certain subsidiaries and related parties of U-Haul) and to rental dealers (including Company-operated U-Haul Centers).

In February 1997, AMERCO, through its insurance subsidiaries, invested in the equity of Private Mini, a Texas-based self-storage operator. RepWest invested $13.5 million and had a direct 30.6% interest and an indirect 13.2% interest. Oxford invested $11.0 million and had a direct 24.9% interest and an indirect 10.8% interest. On June 30, 2003, RepWest and Oxford exchanged their respective interests in Private Mini for certain real property owned by certain SAC Holdings entities. The exchanges were non-monetary and were recorded on the basis of the book values of the assets exchanged.

During 1997, Private Mini secured a $225.0 million line of credit with a financing institution, which was subsequently reduced in accordance with its terms to $125.0 million in December 2001. Under the terms of this credit facility, AMERCO entered into a support party agreement with Private Mini whereby upon default or noncompliance with debt covenants by Private Mini, AMERCO assumed responsibility in fulfilling all obligations related to this credit facility. In 2003, the support party obligation was bifurcated into two separate support party obligations; one consisting of a $55.0 million support party obligation and one consisting of a $70.0 million support party obligation. At March 31, 2003, $55.0 million of AMERCO’s support party obligation had been triggered. AMERCO satisfied the $55.0 million obligation by issuing notes to the Private Mini creditor, and we correspondingly increased our receivable from Private Mini by $55.0 million. Interest from Private Mini on this receivable is being recorded and received by AMERCO on a regular basis. The Company expects to fully recover this amount. Under the terms of FIN 45, the remaining $70.0 million support party obligation was recognized by the Company as a liability at March 31, 2004 and March 31, 2003. This resulted in AMERCO increasing Other Liabilities by $70.0 million and increasing our receivable from Private Mini by an additional $70.0 million. At March 31, 2005, the Company revalued the FIN 45 liability to $2.9 million. Effective July 15, 2005 the $70.0 million support party obligation was terminated and AMERCO is no longer obligated on behalf of Private Mini. The $2.9 million liability recorded in the Company’s books was eliminated at the time the guarantee was terminated.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Related Party Receivables
	June 30,	March 31,
	2005	2005
	(Unaudited)
	(In thousands)
PMSR Receivables and Interest	$79,878	$70,887
Oxford note receivable from SAC Holding Corporation	5,040	5,040
U-Haul notes receivable from SAC Holding Corporation	123,578	123,578
U-Haul interest receivable from SAC Holding Corporation	36,818	35,960
U-Haul receivable from SAC Holding Corporation	1,852	1,028
SAC Holding II receivable from parent	2,202	2,202
U-Haul receivable from Mercury	5,805	2,185
Oxford and RepWest investment in Securespace	11,279	11,225
Other	-	561
	$266,452	$252,666

Related Party Liabilities
	June 30,	March 31,
	2005	2005
	(Unaudited)
	(In thousands)
SAC Holding II Corporation receivable from affiliate	$10,771	$11,070
	$10,771	$11,070

9. Consolidating Financial Information by Industry Segment

AMERCO has four reportable segments. Our segments are Moving and Storage Operations (AMERCO, U-Haul and Real Estate), Property and Casualty Insurance, Life Insurance and SAC Holding II.

This section includes condensed consolidating financial information which presents the condensed consolidating balance sheets as of June 30, 2005 and March 31, 2005 and the related condensed consolidating statements of earnings and condensed consolidating cash flow statements for the first quarters of fiscal 2006 and 2005 for:

(a)	Moving and Storage Operations, comprised of AMERCO, U-Haul, and Amerco Real Estate Company and each of their respective subsidiaries;
(b)	RepWest and its subsidiary
(c)	Oxford and its subsidiaries
(d)	SAC Holding II

The information includes elimination entries necessary to consolidate AMERCO, the parent, with its subsidiaries.

Investments in subsidiaries are accounted for by the parent using the equity method of accounting.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Consolidating balance sheets by industry segment as of June 30, 2005 are as follows:
	Moving and Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving and Storage Consolidated	Property and Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$3	$214,117	$448	$-			$214,568	$6,959	$7,184	$-			$228,711	$787	$-			$229,498
Trade receivables, net	-	17,303	27	-			17,330	205,398	13,559	-			236,287	-	-			236,287
Notes and mortgage receivables, net	-	1,568	927	-			2,495	-	-	-			2,495	-	-			2,495
Inventories, net	-	64,490	-	-			64,490	-	-	-			64,490	1,414	-			65,904
Prepaid expenses	2,059	18,563	-	-			20,622	-	-	-			20,622	68	-			20,690
Investments, fixed maturities	-	-	-	-			-	85,697	557,941	-			643,638	-	-			643,638
Investments, other	-	64	8,056	-			8,120	156,300	138,316	-			302,736	-	-			302,736
Deferred policy acquisition costs, net	-	-	-	-			-	1,249	51,455	-			52,704	-	-			52,704
Other assets	238	70,773	36,889	-			107,900	3,481	1,135	-			112,516	4,646	-			117,162
Related party assets	480,719	461,694	736,178	(1,328,487)	(d	)	350,104	54,815	32,135	(91,322)	(d	)	345,732	2,202	(81,482)	(d	)	266,452
	483,019	848,572	782,525	(1,328,487)			785,629	513,899	801,725	(91,322)			2,009,931	9,117	(81,482)			1,937,566

Investment in Subsidiaries	1,293,854	-	-	(1,026,096)	(c	)	267,758	-	-	(267,758)	(c	)	-	-	-			-
Investment in SAC Holding II	(14,099)	-	-	-			(14,099)	-	-	-			(14,099)	-	14,099	(c	)	-
Total investment in subsidiaries and SAC Holding II	1,279,755	-	-	(1,026,096)			253,659	-	-	(267,758)			(14,099)	-	14,099			-

Property, plant and equipment, at cost:
Land	-	21,131	130,998	-			152,129	-	-	-			152,129	-	-			152,129
Buildings and improvements	-	85,583	601,161	-			686,744	-	-	-			686,744	-	-			686,744
Furniture and equipment	292	249,793	17,724	-			267,809	-	-	-			267,809	-	-			267,809
Rental trailers and other rental equipment	-	202,385	-	-			202,385	-	-	-			202,385	-	-			202,385
Rental trucks	-	1,270,440	-	-			1,270,440	-	-	-			1,270,440	-	-			1,270,440
SAC Holding II - property, plant and equipment (b)	-	-	-	-			-	-	-	-			-	151,912	(74,212)	(e	)	77,700
	292	1,829,332	749,883	-			2,579,507	-	-	-			2,579,507	151,912	(74,212)			2,657,207
Less: Accumulated depreciation	(263)	(1,005,397)	(272,114)	-			(1,277,774)	-	-	-			(1,277,774)	(8,155)	9,244	(e	)	(1,276,685)
Total property, plant and equipment	29	823,935	477,769	-			1,301,733	-	-	-			1,301,733	143,757	(64,968)			1,380,522

Total assets	$1,762,803	$1,672,507	$1,260,294	$(2,354,583)			$2,341,021	$513,899	$801,725	$(359,080)			$3,297,565	$152,874	$(132,351)			$3,318,088

  (a) Balances as of March 31, 2005
(b) Included in this caption is land of $57,169, buildings and improvements of $94,471, and furniture and equipment of $272
(c) Eliminate investment in subsidiaries and SAC Holding II
(d) Eliminate intercompany receivables and payables
(e) Eliminate gain on sale of property from U-Haul to SAC Holding II

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Consolidating balance sheets by industry segment as of June 30, 2005 are as follows (continued):
	Moving and Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving and Storage Consolidated	Property and Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$18,708	$206,831	$4,037	$-			$229,576	$-	$1,503	$-			$231,079	$1,410	$-			$232,489
AMERCO's notes and loans payable	-	49,557	904,365	-			953,922	-	-	-			953,922	-	-			953,922
SAC Holding II Corporation notes and loans, payable, non-recourse to AMERCO	-	-	-	-			-	-	-	-			-	77,185	-			77,185
Policy benefits and losses, claims and loss expenses payable	-	267,727	-	-			267,727	379,652	160,870	-			808,249	-	-			808,249
Liabilities from investment contracts	-	-	-	-			-	-	491,473	-			491,473	-	-			491,473
Other policyholders' funds and liabilities	-	-	-	-			-	5,192	10,681	-			15,873	-	-			15,873
Deferred income	-	15,299	2	-			15,301	12,143	14,279	-			41,723	741	-			42,464
Deferred income taxes	169,258	-	-	-			169,258	(46,874)	(2,142)	-			120,242	(4,616)	(27,143)	(d	)	88,483
Related party liabilities	929,380	374,426	94,914	(1,328,487)	(c	)	70,233	8,812	12,277	(91,322)	(c	)	-	92,253	(81,482)	(c	)	10,771
Total liabilities	1,117,346	913,840	1,003,318	(1,328,487)			1,706,017	358,925	688,941	(91,322)			2,662,561	166,973	(108,625)			2,720,909
																		\
Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-			-	-	-	-			-	-	-			-
Series B preferred stock	-	-	-	-			-	-	-	-			-	-	-			-
Series A common stock	929	-	-	-			929	-	-	-			929	-	-			929
Common stock	9,568	540	1	(541)	(b	)	9,568	3,300	2,500	(5,800)	(b	)	9,568	-	-			9,568
Additional paid in-capital	396,415	121,230	147,481	(268,711)	(b	)	396,415	69,922	16,435	(86,357)	(b	)	396,415	-	(46,071)	(d	)	350,344
Accumulated other comprehensive income (loss)	(38,580)	(35,314)	-	35,314	(b	)	(38,580)	1,692	(4,596)	2,904	(b	)	(38,580)	-	-			(38,580)
Retained earnings	695,217	682,664	109,494	(792,158)	(b	)	695,217	80,060	98,445	(178,505)	(b	)	695,217	(14,099)	22,345	(b,d	)	703,463
Cost of common shares in treasury, net	(418,092)	-	-	-			(418,092)	-	-	-			(418,092)	-	-			(418,092)
Unearned employee stock ownership plan shares	-	(10,453)	-	-			(10,453)	-	-	-			(10,453)	-	-			(10,453)
Total stockholders' equity	645,457	758,667	256,976	(1,026,096)			635,004	154,974	112,784	(267,758)			635,004	(14,099)	(23,726)			597,179

Total liabilities and stockholders' equity	$1,762,803	$1,672,507	$1,260,294	$(2,354,583)			$2,341,021	$513,899	$801,725	$(359,080)			$3,297,565	$152,874	$(132,351)			$3,318,088

(a) Balances as of March 31, 2005
(b) Eliminate investment in subsidiaries and SAC Holding II
(c) Eliminate intercompany receivables and payables
(d) Eliminate gain on sale of property from U-Haul to SAC Holding II

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Consolidating balance sheets by industry segment as of March 31, 2005 are as follows:
	Moving and Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving and Storage Consolidated	Property and Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated

Assets:	(In thousands)
Cash and cash equivalents	$14	$37,626	$4,327	$-			$41,967	$10,638	$2,992	$-			$55,597	$358	$-			$55,955
Trade receivables, net	-	9,294	26	-			9,320	211,821	15,676	-			236,817	-	-			236,817
Notes and mortgage receivables, net	-	1,020	945	-			1,965	-	-	-			1,965	-	-			1,965
Inventories, net	-	62,489	-	-			62,489	-	-	-			62,489	1,169	-			63,658
Prepaid expenses	4,863	14,865	-	-			19,728	-	-	-			19,728	146	-			19,874
Investments, fixed maturities	-	-	-	-			-	100,028	535,150	-			635,178	-	-			635,178
Investments, other	-	936	8,056	-			8,992	144,839	191,376	-			345,207	-	-			345,207
Deferred policy acquisition costs, net	-	-	-	-			-	1,273	51,270	-			52,543	-	-			52,543
Other assets	14,207	59,582	1,737	-			75,526	3,915	1,611	-			81,052	4,239	-			85,291
Related party assets	452,350	521,162	12,600	(650,371)	(d	)	335,741	56,479	32,216	(92,042)	(d	)	332,394	2,202	(81,930)	(d	)	252,666
	471,434	706,974	27,691	(650,371)			555,728	528,993	830,291	(92,042)			1,822,970	8,114	(81,930)			1,749,154
Investment in subsidiaries	1,236,082	-	-	(966,249)	(c	)	269,833	-	-	(269,833)	(c	)	-	-	-			-
Investment in SAC Holding II	(14,659)	-	-	-			(14,659)	-	-	-			(14,659)	-	14,659	(c	)	-
Total investment in subsidiaries and SAC Holding II	1,221,423	-	-	(966,249)			255,174	-	-	(269,833)			(14,659)	-	14,659			-
Property, plant and equipment, at cost:
Land	-	21,265	129,880	-			151,145	-	-	-			151,145	-	-			151,145
Buildings and improvements	-	84,921	601,304	-			686,225	-	-	-			686,225	-	-			686,225
Furniture and equipment	292	247,219	17,705	-			265,216	-	-	-			265,216	-	-			265,216
Rental trailers and other rental equipment	-	199,461	-	-			199,461	-	-	-			199,461	-	-			199,461
Rental trucks	-	1,252,018	-	-			1,252,018	-	-	-			1,252,018	-	-			1,252,018
SAC Holding II - property, plant and equipment (b)	-	-	-	-			-	-	-	-			-	151,806	(74,212)	(e	)	77,594
	292	1,804,884	748,889	-			2,554,065	-	-	-			2,554,065	151,806	(74,212)			2,631,659
Less: Accumulated depreciation	(255)	(1,008,523)	(269,990)	-			(1,278,768)	-	-	-			(1,278,768)	(7,527)	9,104	(e	)	(1,277,191)
Total property, plant and equipment	37	796,361	478,899	-			1,275,297	-	-	-			1,275,297	144,279	(65,108)			1,354,468
Total assets	$1,692,894	$1,503,335	$506,590	$(1,616,620)			$2,086,199	$528,993	$830,291	$(361,875)			$3,083,608	$152,393	$(132,379)			$3,103,622

(a) Balances as of December 31, 2004
(b) Included in this caption is land of $56,960, buildings and improvements of $94,620, and furniture and equipment of $226
(c) Eliminate investment in subsidiaries and SAC Holding II
(d) Eliminate intercompany receivables and payables
(e) Eliminate gain on sale of property from U-Haul to SAC Holding II

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Consolidating balance sheets by industry segment as of March 31, 2005 are as follows (continued):
	Moving and Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving and Storage Consolidated	Property and Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$17,330	$185,371	$2,736	$-			$205,437	$-	$325	$-			$205,762	$1,001	$-			$206,763
AMERCO's notes and loans payable	780,008	-	-	-			780,008	-	-	-			780,008	-	-			780,008
SAC Holding II Corporation notes and loans, payable, non-recourse to AMERCO	-	-	-	-			-	-	-	-			-	77,474	-			77,474
Policy benefits and losses, claims and loss expenses payable	-	249,053	-	-			249,053	391,383	164,685	-			805,121	-	-			805,121
Liabilities from investment contracts	-	-	-	-			-	-	503,838	-			503,838	-	-			503,838
Other policyholders' funds and liabilities	-	-	-	-			-	8,669	20,973	-			29,642	-	-			29,642
Deferred income	-	11,716	2	-			11,718	12,143	14,279	-			38,140	603	-			38,743
Deferred income taxes	158,415	-	-	-			158,415	(46,948)	(1,121)	-			110,346	(4,973)	(27,249)	(d	)	78,124
Related party liabilities	115,499	355,997	249,692	(650,371)	(c	)	70,817	8,910	12,315	(92,042)	(c	)	-	92,947	(81,877)	(c	)	11,070
Total liabilities	1,071,252	802,137	252,430	(650,371)			1,475,448	374,157	715,294	(92,042)			2,472,857	167,052	(109,126)			2,530,783
Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-			-	-	-	-			-	-	-			-
Series B preferred stock	-	-	-	-			-	-	-	-			-	-	-			-
Series A common stock	929	-	-	-			929	-	-	-			929	-	-			929
Common stock	9,568	540	1	(541)	(b	)	9,568	3,300	2,500	(5,800)	(b	)	9,568	-	-			9,568
Additional paid in-capital	396,415	121,230	147,481	(268,711)	(b	)	396,415	69,922	16,435	(86,357)	(b	)	396,415	-	(46,071)	(d	)	350,344
Accumulated other comprehensive income (loss)	(30,661)	(33,344)	-	33,344	(b	)	(30,661)	2,582	54	(2,636)	(b	)	(30,661)	-	-			(30,661)
Retained earnings	663,483	623,663	106,678	(730,341)	(b	)	663,483	79,032	96,008	(175,040)	(b	)	663,483	(14,659)	22,818	(b,d	)	671,642
Cost of common shares in treasury, net	(418,092)	-	-	-			(418,092)	-	-	-			(418,092)	-	-			(418,092)
Unearned employee stock ownership plan shares	-	(10,891)	-	-			(10,891)	-	-	-			(10,891)	-	-			(10,891)
Total stockholders' equity	621,642	701,198	254,160	(966,249)			610,751	154,836	114,997	(269,833)			610,751	(14,659)	(23,253)			572,839
Total liabilities and stockholders' equity	$1,692,894	$1,503,335	$506,590	$(1,616,620)			$2,086,199	$528,993	$830,291	$(361,875)			$3,083,608	$152,393	$(132,379)			$3,103,622

(a) Balances as of December 31, 2004
(b) Eliminate investment in subsidiaries and SAC Holding II
(c) Eliminate intercompany receivables and payables
(d) Eliminate gain on sale of property from U-Haul to SAC Holding II

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Consolidating statement of operations by industry segment for the quarter ended June 30, 2005 are as follows:
	Moving and Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving and Storage Consolidated	Property and Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$401,260	$-	$-			$401,260	$-	$-	$-			$401,260	$2,488	$(2,488)	(b	)	$401,260
Self-storage revenues	-	23,793	455	-			24,248	-	-	-			24,248	4,520	-			28,768
Self-moving & self-storage products & service sales	-	61,798	-	-			61,798	-	-	-			61,798	4,765	-			66,563
Property management fees	-	5,168	-	-			5,168	-	-	-			5,168	-	(728)	(g	)	4,440
Life insurance premiums	-	-	-	-			-	-	29,966	(377)	(c	)	29,589	-	-			29,589
Property and casualty insurance premiums	-	-	-	-			-	4,824	-	-			4,824	-	-			4,824
Net investment and interest income	1,412	4,738	4	-			6,154	3,485	6,666	(998)	(d	)	15,307	-	(1,593)	(d	)	13,714
Other revenue	9	10,016	14,463	(15,553)	(b	)	8,935	-	1,441	(185)	(b	)	10,191	286	(177)	(b	)	10,300
Total revenues	1,421	506,773	14,922	(15,553)			507,563	8,309	38,073	(1,560)			552,385	12,059	(4,986)			559,458

Costs and expenses:
Operating expenses	3,397	266,275	1,591	(15,553)	(b	)	255,710	2,400	7,388	(3,500)	(b,c	)	261,998	5,522	(728)	(b,c	)	266,792
Commission expenses	-	50,506	-	-			50,506	-	-	-			50,506	-	(2,488)			48,018
Cost of sales	-	29,287	-	-			29,287	-	-	-			29,287	1,757	-			31,044
Benefits and losses	-	-	-	-			-	3,473	21,901	1,940			27,314	-	-			27,314
Amortization of deferred policy acquisition costs	-	-	-	-			-	854	5,344	-			6,198	-	-			6,198
Lease expense	19	33,436	17	-			33,472	-	-	-			33,472	-	(177)	(b	)	33,295
Depreciation, net	7	31,517	2,124	-			33,648	-	-	-			33,648	729	(140)	(e	)	34,237
Total costs and expenses	3,423	411,021	3,732	(15,553)			402,623	6,727	34,633	(1,560)			442,423	8,008	(3,533)			446,898
Equity in earnings of subsidiaries	65,282	-	-	(61,817)	(f	)	3,465	-	-	(3,465)	(f	)	-	-	-			-
Equity in earnings of SAC Holdings II	560	-	-	-			560	-	-	-			560	-	(560)	(f	)	-
Total - equity earnings of subsidiaries and SAC Holding II	65,842	-	-	(61,817)			4,025	-	-	(3,465)			560	-	(560)			-
Earnings (losses) from operations	63,840	95,752	11,190	(61,817)			108,965	1,582	3,440	(3,465)			110,522	4,051	(2,013)			112,560
Interest expense	11,148	678	6,273	-			18,099	-	-	-			18,099	3,130	(1,593)	(d	)	19,636
Fees on early extinguishment of debt	35,627	-	-	-			35,627	-	-	-			35,627	-	-			35,627
Pretax earnings (loss)	17,065	95,074	4,917	(61,817)			55,239	1,582	3,440	(3,465)			56,796	921	(420)			57,297
Income tax benefit (expense)	17,910	(36,073)	(2,101)	-			(20,264)	(554)	(1,003)	-			(21,821)	(361)	(53)			(22,235)
Net earnings (loss)	34,975	59,001	2,816	(61,817)			34,975	1,028	2,437	(3,465)			34,975	560	(473)			35,062
Less: Preferred stock dividends	(3,241)	-	-	-			(3,241)	-	-	-			(3,241)	-	-			(3,241)
Earnings (loss) available to common shareholders	$31,734	$59,001	$2,816	$(61,817)			$31,734	$1,028	$2,437	$(3,465)			$31,734	$560	$(473)			$31,821

(a) Balances for the quarter ended March 31, 2005
(b) Eliminate intercompany lease income and commission income
(c ) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate gain on sale of surplus property from U-Haul to SAC Holding II
(f) Eliminate equity earnings in subsidiaries and equity earnings in SAC Holding II
(g) Eliminate management fees charged to SAC Holding II and other intercompany operating expenses

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Consolidating statements of operations by industry for the quarter ended June 30, 2004 are as follows:
	Moving and Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving and Storage Consolidated	Property and Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-Moving equipment rentals	$-	$389,663	$79	$-			$389,742	$-	$-	$-			$389,742	$2,409	$(2,409)	(b	)	$389,742
Self-Storage revenues	-	25,642	668	-			26,310	-	-	-			26,310	4,265	-			30,575
Self-moving & self-storage products & service sales	-	57,012	15	-			57,027	-	-	-			57,027	4,337	-			61,364
Property management fees	-	3,654	-	-			3,654	-	-	-			3,654	-	(672)	(g	)	2,982
Life insurance premiums	-	-	-	-			-	-	33,632	(373)	(c	)	33,259	-	-			33,259
Property and casualty insurance premiums	-	-	-	-			-	9,802	-	-			9,802	-	-			9,802
Net investment and interest income	4,766	5,960	28	-			10,754	4,537	6,181	(2,193)	(d	)	19,279	-	(1,703)	(d	)	17,576
Other revenue	3	6,303	14,060	(15,477)	(b	)	4,889	-	2,828	(158)	(b	)	7,559	335	(249)	(b	)	7,645
Total revenues	4,769	488,234	14,850	(15,477)			492,376	14,339	42,641	(2,724)			546,632	11,346	(5,033)			552,945

Costs and expenses:
Operating expenses	6,771	269,728	2,030	(15,477)	(b	)	263,052	575	8,271	(5,258)	(b,c	)	266,640	5,943	(672)	(g	)	271,911
Commission expenses	-	49,322	-	-			49,322	-	-	-			49,322	-	(2,409)	(b	)	46,913
Cost of sales	-	26,008	8	-			26,016	-	-	-			26,016	1,724	-			27,740
Benefits and losses	-	-	-	-			-	10,028	24,109	2,534	(c	)	36,671	-	-			36,671
Amortization of deferred policy acquisition costs	-	-	-	-			-	3,370	6,588	-			9,958	-	-			9,958
Lease expense	22	40,739	23	-			40,784	-	-	-			40,784	-	(249)	(b	)	40,535
Depreciation, net	7	26,465	1,079	-			27,551	-	-	-			27,551	618	(140)	(e	)	28,029
Total costs and expenses	6,800	412,262	3,140	(15,477)			406,725	13,973	38,968	(2,724)			456,942	8,285	(3,470)			461,757

Equity in earnings of subsidiaries	55,024	-	-	(52,416)	(f	)	2,608	-	-	(2,608)	(f	)	-	-	-			-
Equity in earnings of SAC Holding II	(123)	-	-	-			(123)	-	-	-			(123)	-	123	(f	)	-
Total - equity earnings of subsidiaries and SAC Holding II	54,901	-	-	(52,416)			2,485	-	-	(2,608)			(123)	-	123			-
Earnings (losses) from operations	52,870	75,972	11,710	(52,416)			88,136	366	3,673	(2,608)			89,567	3,061	(1,440)			91,188
Interest expense	14,671	1,126	1,647	-			17,444	-	-	-			17,444	3,263	(1,703)	(d	)	19,004
Pretax earnings (loss)	38,199	74,846	10,063	(52,416)			70,692	366	3,673	(2,608)			72,123	(202)	263			72,184
Income tax benefit (expense)	6,133	(28,523)	(3,970)	-			(26,360)	(128)	(1,303)	-			(27,791)	79	(53)			(27,765)
Net earnings (loss)	44,332	46,323	6,093	(52,416)			44,332	238	2,370	(2,608)			44,332	(123)	210			44,419
Less: Preferred stock dividends	(3,241)	-	-	-			(3,241)	-	-	-			(3,241)	-	-			(3,241)
Earnings (loss) available to common shareholders	$41,091	$46,323	$6,093	$(52,416)			$41,091	$238	$2,370	$(2,608)			$41,091	$(123)	$210			$41,178

(a) Balances for the quarter ended March 31, 2004
(b) Eliminate intercompany lease income and commission income
(c ) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate gain on sale of surplus property from U-Haul to SAC Holding II
(f) Eliminate equity earnings of subsidiaries and equity earnings in SAC Holding II
(g) Eliminate management fees charged to SAC Holding II and other intercompany operating expenses

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Consolidating cash flow statements by industry segment for the quarter ended June 30, 2005 are as follows:
	Moving and Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving and Storage Consolidated	Property and Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings (loss)	$34,975	$59,001	$2,816	$(61,817)	$34,975	$1,028	$2,437	$(3,465)	$34,975	$560	$(473)	$35,062
Earnings from consolidated entities	(58,332)	-	-	59,847	1,515	-	-	(2,075)	(560)	-	560	-
Depreciation	7	28,205	2,124	-	30,336	-	-	-	30,336	729	(140)	30,925
Amortization of deferred policy acquisition costs	-	-	-	-	-	854	5,823	-	6,677	-	-	6,677
Provision for losses on accounts receivable	-	(601)	-	-	(601)	-	-	-	(601)	-	-	(601)
Net(gain)loss on sale of real and personal property	-	3,312	-	-	3,312	-	-	-	3,312	-	-	3,312
(Gain) loss on sale of investments	-	-	-	-	-	(192)	(1,261)	-	(1,453)	-	-	(1,453)
Deferred income taxes	10,843	-	-	-	10,843	74	1,461	-	12,378	357	53	12,788
Net change in other operating assets and liabilities										-
Trade receivables	-	(8,009)	(1)	-	(8,010)	6,423	(700)	-	(2,287)	-	-	(2,287)
Inventories	-	(2,001)	-	-	(2,001)	-	-	-	(2,001)	(245)	-	(2,246)
Prepaid expenses	2,804	(3,698)	-	-	(894)	-	-	-	(894)	78	-	(816)
Capitalization of deferred policy acquisition costs	-	-	-	-	-	(831)	(1,677)	-	(2,508)	-	-	(2,508)
Other assets	13,969	(11,191)	(35,152)	-	(32,374)	434	2,886	-	(29,054)	(407)	-	(29,461)
Related party assets	(28,369)	(4,998)	(8)	19,013	(14,362)	1,664	-	(720)	(13,418)	-	(395)	(13,813)
Accounts payable and accrued expenses	(4,571)	21,460	1,301	-	18,190	-	-	5,540	23,730	409	-	24,139
Policy benefits and losses, claims and loss expenses payable	-	18,674	-	-	18,674	(11,728)	(4,039)	-	2,907	-	-	2,907
Other policyholder's funds and liabilities	-	-	-	-	-	(3,476)	(10,052)	-	(13,528)	-	-	(13,528)
Deferred income	-	3,583	-	-	3,583	-	-	-	3,583	138	-	3,721
Related party liabilities	-	18,513	-	(19,013)	(500)	(98)	(858)	636	(820)	(694)	395	(1,119)
Net cash provided (used) by operating activities	(28,674)	122,250	(28,920)	(1,970)	62,686	(5,848)	(5,980)	(84)	50,774	925	-	51,699
Cash flows from investing activities:
Purchases of:
Property, plant and equipment	-	(74,231)	(999)	-	(75,230)	-	-	-	(75,230)	(207)	-	(75,437)
Short term investments	-	-	-	-	-	(55,390)	-	-	(55,390)	-	-	(55,390)
Fixed maturities investments	-	-	-	-	-	(1,985)	(82,232)	-	(84,217)	-	-	(84,217)
Mortgage loans	-	-	-	-	-	-	(1,250)	-	(1,250)	-	-	(1,250)
Proceeds from sales of:
Property, plant and equipment	-	15,140	5	-	15,145	-	-	-	15,145	-	-	15,145
Short term investments	-	-	-	-	-	43,775	50,953	-	94,728	-		94,728
Fixed maturities investments	-	-	-	-	-	15,590	45,203	-	60,793	-	-	60,793
Equity securities	-	-	-	-	-	-	5,759	-	5,759	-	-	5,759
Preferred stock	-	-	-	-	-	-	417	-	417	-	-	417
Other asset investments, net		872		-	872	-	-	-	872	-	-	872
Real estate	-	-	-	-	-	179	514	-	693	-	-	693
Mortgage loans	-	-	-	-	-	-	3,034	-	3,034	-	-	3,034
Notes and mortgage receivables	-	53	18	-	71	-	-	-	71	-	-	71
Net cash provided (used) by investing activities	-	(58,166)	(976)	-	(59,142)	2,169	22,398	-	(34,575)	(207)	-	(34,782)
(page 1 or 2)

(a) Balance for the quarter ended March 31, 2005

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Moving and Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving and Storage Consolidated	Property and Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	80,266	49,557	904,365	-	1,034,188	-	-	-	1,034,188	-	-	1,034,188
Principal repayments on credit facilities	(860,274)	-	-	-	(860,274)	-	-	-	(860,274)	(289)	-	(860,563)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	438	-	-	438	-	-	-	438	-	-	438
Payoff of capital leases	-	-	-	-	-	-	-	-	-	-	-	-
Proceeds from (repayment of) intercompany notes payable	-	(84)	-	-	(84)	-	-	84	-	-	-	-
Proceeds from (repayment of) intercompany loans	813,882	64,466	(878,348)	-	-	-	-	-	-	-	-	-
Preferred stock dividends paid	(3,241)	-	-	-	(3,241)	-	-	-	(3,241)	-	-	(3,241)
Investment contract deposits	-	-	-	-	-	-	5,670	-	5,670	-	-	5,670
Investment contract withdrawals	-	-	-	-	-	-	(17,896)	-	(17,896)	-	-	(17,896)
Net cash provided by financing activities	30,633	114,377	26,017	-	171,027	-	(12,226)	84	158,885	(289)	-	158,596

Effect of exchange rate on cash	(1,970)	(1,970)	-	1,970	(1,970)	-	-	-	(1,970)	-	-	(1,970)
Increase (decrease) in cash and cash equivalents	(11)	176,491	(3,879)	-	172,601	(3,679)	4,192	-	173,114	429	-	173,543
Cash and cash equivalents at beginning of year	14	37,626	4,327	-	41,967	10,638	2,992	-	55,597	358	-	55,955
Cash and cash equivalents at end of year	$3	$214,117	$448	$-	$214,568	$6,959	$7,184	$-	$228,711	$787	$-	$229,498
(page 2 of 2)

(a) Balance for the quarter ended March 31, 2005

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Consolidating cash flow statements by industry segment for the quarter ended June 30, 2004 are as follows:
	Moving and Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving and Storage Consolidated	Property and Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings (loss)	$44,332	$46,323	$6,093	$(52,416)	$44,332	$238	$2,370	$(2,608)	$44,332	$(123)	$210	$44,419
Earnings from consolidated entities	(55,618)	-	-	50,188	(5,430)	-	-	5,553	123	-	(123)	-
Depreciation	7	25,748	2,149	-	27,904	-	-	-	27,904	618	(140)	28,382
Amortization of deferred policy acquisition costs	-	-	-	-	-	3,370	7,058	-	10,428	-	-	10,428
Provision for losses on accounts receivable	-	-	-	-	-	-	-	-	-	-	-	-
Net(gain)loss on sale of real and personal property	-	717	(1,070)	-	(353)	-	-	-	(353)	-	-	(353)
(Gain)loss on sale of investments	-	-	-	-	-	(173)	(1)	-	(174)	-	-	(174)
Deferred income taxes	27,555	-	-		27,555	1,528	593	-	29,676	(85)	53	29,644
Net change in other operating assets and liabilities
Trade receivables	-	2,313	(1,466)	-	847	19,266	(701)	-	19,412	-	-	19,412
Inventories	-	(1,657)	-	-	(1,657)	-	-	-	(1,657)	440	-	(1,217)
Prepaid expenses	(4,875)	(3,919)	2	-	(8,792)	-	-	-	(8,792)	89	-	(8,703)
Capitalization of deferred policy acquisition costs	-	-	-	-	-	(2,083)	(1,520)	-	(3,603)	-	-	(3,603)
Other assets	3,665	(40,304)	(1,581)	-	(38,220)	1,157	370	-	(36,693)	(339)	-	(37,032)
Related party assets	(25,767)	(9,390)	681	24,799	(9,677)	1,802	-	(4,506)	(12,381)	-	146	(12,235)
Accounts payable and accrued expenses	4,088	18,387	1,210	-	23,685	1,192	-	(2,945)	21,932	1,184	-	23,116
Policy benefits and losses, claims and loss expenses payable	-	14,522	-	-	14,522	(43,034)	(3,547)	-	(32,059)	-	-	(32,059)
Other policyholder's funds and liabilities	-	-	-	-	-	(2,382)	3,549	-	1,167	-	-	1,167
Deferred income	-	1,338	(34)	-	1,304	-	-	-	1,304	28	-	1,332
Related party liabilities	(52)	20,986	1	(24,799)	(3,864)	32	1,349	4,454	1,971	(1,753)	(146)	72
Net cash provided (used) by operating activities	(6,665)	75,064	5,985	(2,228)	72,156	(19,087)	9,520	(52)	62,537	59	-	62,596
Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(5)	(61,744)	(434)	-	(62,183)	-	-	-	(62,183)	(121)	-	(62,304)
Short term investments	-	-	-	-	-	(58,348)	-	-	(58,348)	-	-	(58,348)
Fixed maturities investments	-	-	-	-	-	(551)	(35,655)	-	(36,206)	-	-	(36,206)
Mortgage loans	-	-	-	-	-	-	-	-	-	-	-	-
Proceeds from sales of:
Property, plant and equipment	-	182,694	1,525	-	184,219	-	-	-	184,219	-	-	184,219
Short term investments	-	-	-	-	-	56,777	-	-	56,777	-	-	56,777
Fixed maturities investments	-	-	-	-	-	19,292	19,801	-	39,093	-	-	39,093
Equity securities	-	-	-	-	-	37	-	-	37	-	-	37
Preferred stock	-	-	-	-	-	-	1,497	-	1,497	-	-	1,497
Other asset investments, net	-	-	-	-	-	-	17,219	-	17,219	-	-	17,219
Real estate	-	-	-	-	-	1,880	-	-	1,880	-	-	1,880
Mortgage loans	-	-	-	-	-	-	1,169	-	1,169	-	-	1,169
Notes and mortgage receivables	-	13	18	-	31	-	-	-	31	-	-	31
Net cash provided (used) by investing activities	(5)	120,963	1,109	-	122,067	19,087	4,031	-	145,185	(121)	-	145,064
(page 1 or 2)

(a) Balance for the quarter ended March 31, 2004

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Moving and Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving and Storage Consolidated	Property and Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	14,280	-	-	-	14,280	-	-	-	14,280	-	-	14,280
Principal repayments on credit facilities	(115,152)	-	-	-	(115,152)	-	-	-	(115,152)	(265)	-	(115,417)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	428	-	-	428	-	-	-	428	-	-	428
Payoff of capital leases	-	(99,607)	-	-	(99,607)	-	-	-	(99,607)	-	-	(99,607)
Proceeds from (repayment of) intercompany notes payable	(52)	-	-	-	(52)	-	-	52	-	-	-	-
Proceeds from (repayment of) intercompany loans	116,331	(110,434)	(5,897)	-	-	-	-	-	-	-	-	-
Preferred stock dividends paid	(6,482)	-	-	-	(6,482)	-	-	-	(6,482)	-	-	(6,482)
Investment contract deposits	-	-	-	-	-	-	6,923	-	6,923	-	-	6,923
Investment contract withdrawals	-	-	-	-	-	-	(33,943)	-	(33,943)	-	-	(33,943)
Net cash provided by financing activities	8,925	(209,613)	(5,897)	-	(206,585)	-	(27,020)	52	(233,553)	(265)	-	(233,818)

Effect of exchange rate on cash	(2,228)	(2,228)		2,228	(2,228)				(2,228)			(2,228)
Increase (decrease) in cash and cash equivalents	27	(15,814)	1,197	-	(14,590)	-	(13,469)	-	(28,059)	(327)	-	(28,386)
Cash and cash equivalents at beginning of year	-	64,717	661	-	65,378	-	15,168	-	80,546	1,011	-	81,557
Cash and cash equivalents at end of year	$27	$48,903	$1,858	$-	$50,788	$-	$1,699	$-	$52,487	$684	$-	$53,171
(page 2 of 2)

(a) Balance for the quarter ended March 31, 2004

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Industry Segment and Geographic Area Data
	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands U.S. $'s)
Quarter Ended June 30, 2005
Total revenues	$545,077	$14,381	$559,458
Depreciation and amortization, net	38,804	1,631	40,435
Interest expense (benefit)	19,640	(4)	19,636
Pretax earnings	54,428	2,869	57,297
Income tax expense	22,235	-	22,235
Identifiable assets	3,239,636	78,452	3,318,088

Quarter Ended June 30, 2004
Total revenues	$538,522	$14,423	$552,945
Depreciation and amortization, net	36,786	1,201	37,987
Interest expense (benefit)	19,006	(2)	19,004
Pretax earnings	69,303	2,881	72,184
Income tax expense	27,765	-	27,765
Identifiable assets	3,158,729	70,870	3,229,599

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with the overall strategy of AMERCO, followed by a description of our business segments and the strategy of our business segments to give the reader an overview of the goals of our business and the direction in which our businesses and products are moving. This is followed by a discussion of the Critical Accounting Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for the first quarter ending June 30, 2005 compared with the same period last year beginning with an overview. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources” and “Disclosures about Contractual Obligations and Commercial Commitments.” We conclude this MD&A by discussing our outlook for the remainder of fiscal 2006.

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

Overall Strategy

Our overall strategy is to maintain our leadership position in the North American “do-it-yourself” moving and storage industry. We plan to accomplish this by providing a seamless and integrated supply chain to the “do-it-yourself” moving and storage market. As part of executing this strategy, we leverage the brand recognition of U-Haul with our full line of moving and self-storage related products and services and the convenience of our broad geographic presence.

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

During 2003, RepWest decided to focus its activities on providing and administering property and casualty insurance to U-Haul, its customers, its independent dealers and affiliates. We believe this will enable RepWest to focus its core competencies and financial resources to better support our overall strategy by exiting its non-U-Haul lines of business.

Oxford’s business strategy is long-term capital growth through direct writing and reinsuring of annuity, life and Medicare supplement products. Oxford is pursuing this growth strategy of increased direct writing via acquisitions of insurance companies, expanded distribution channels and product development.

Description of Operating Segments

AMERCO has four reportable segments. Our segments are Moving and Storage Operations, Property and Casualty Insurance, Life Insurance and SAC Holding II.

Moving and Storage Operating Segment

Our Moving and Self-Storage Operating Segment consists of the rental of trucks, trailers and self-storage spaces to the household mover as well as sales of moving supplies, trailer hitches and propane. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

With respect to our truck, trailer and self-storage rental business, we are focused on expanding our dealer network, which provides added convenience for our customers and expanding the selection and availability of rental equipment to satisfy the needs of our customers.

With respect to our retail sales of product, U-Haul continues in its role as America’s leading hitch installer. Each year, more than one million customers visit our locations for expertise on complete towing systems, trailer rentals and the latest in towing accessories. In addition, U-Haul has developed specialty boxes to protect customers’ personal possessions including antiques, fine china, wine bottles, electronics, pictures and much more.

eMove is an online marketplace that connects consumers to over 5,000 independent sellers of moving help and self-storage services. Our network of customer rated service providers and affiliates provides pack and load help, self-storage and more all over North America. A phone access system was launched in September 2004 and has already serviced over 28,000 customers in less than nine months.

An individual or a company can connect to the eMove network by becoming a Moving Help® Service Provider or an eMove Storage Affiliate. Moving Help providers assist customers with packing, loading, cleaning and unloading their truck or storage unit. The Storage Affiliate program enables independent self-storage facilities to expand their reach by connecting into eMove and U-Haul’s moving and storage reservation system and for a fee, receive an array of services including web-based management software, S.O.A.R® rentals, co-branded rental trucks, savings on insurance, credit card processing and more. Over 2,800 facilities are now registered on the eMove network.

With over 43,000 unedited reviews of service providers, the marketplace has facilitated over 60,000 moving and storage transactions all over North America. We believe that acting as an intermediary, with little added investment, serves the customer in a cost effective manner. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

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

Life Insurance Operating Segment

Oxford originates and reinsures annuities, ordinary life, group life and disability coverage, and Medicare supplement insurance. Oxford also administers the self-insured employee health and dental plans for AMERCO.

SAC Holdings Operating Segment

SAC Holding Corporation and its subsidiaries, and SAC Holding II Corporation (“SAC Holding II”) and its subsidiaries, collectively referred to as “SAC Holdings”, own self-storage properties that are managed by U-Haul under property management agreements. AMERCO, through its subsidiaries, has contractual interests in certain of SAC Holdings’ properties entitling AMERCO to potential future income based on the financial performance of these properties. With respect to SAC Holding II Corporation, AMERCO is considered the primary beneficiary of these contractual interests. Consequently, we include the results of SAC Holdings II Corporation in the consolidated financial statements of AMERCO, as required by FIN 46(R).

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our accounting policies can have a significant impact on the results we report in our financial statements. Accounting policies are considered critical when they are significant and involve difficult, subjective or complex judgments or estimates. Certain accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The accounting policies that we deem most critical to us and that require management’s most difficult and subjective judgments include our principles of consolidation, the recoverability of property, plant and equipment, the adequacy of insurance reserves, and the recognition and measurement of impairments for investments, and the recognition and measurement of income tax assets and liabilities.

We discuss these policies further in the following sections, as well as the estimates and judgments that are involved. The estimates are based on historical experience, observance of trends in particular areas, information and valuations available from outside sources and on various other assumptions that are believed to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions and conditions. Such differences may be material.

Principles of Consolidation

The condensed consolidated financial statements for the first quarters of fiscal 2006 and fiscal 2005 and the balance sheet as of March 31, 2005, include the accounts of AMERCO, its wholly owned subsidiaries and SAC Holding II Corporation and its subsidiaries.

In fiscal 2003 and fiscal 2002, SAC Holding Corporation and SAC Holding II (together, “SAC Holdings”) were considered special purpose entities and were consolidated based on the provisions of Emerging Issues Task Force (EITF) Issue No. 90-15.

In fiscal 2004, the Company applied Financial Interpretation No. 46(R) (“FIN 46(R)”) to its interests in SAC Holdings. Initially, the Company concluded that SAC Holdings were variable interest entities (VIE’s) and that the Company was the primary beneficiary. Accordingly, the Company continued to include SAC Holdings in its consolidated financial statements.

Under the provisions of FIN 46(R), certain changes in the operations of a variable interest entity or its relationship with the primary beneficiary constitute re-determination events and require a reassessment of the variable interest on the basis of the most current facts and circumstances to determine whether or not a company is a variable interest entity, which other company(s) have a variable interest in the variable interest entity and whether or not the reporting company’s variable interest in such variable interest entity make it the primary beneficiary. These determinations and re-determinations require that assumptions be made to estimate the value of the entity and a judgment be made as to whether or not the entity has the financial strength to fund its own operations and execute its business plan without the subordinated financial support of another company.

In February, 2004, SAC Holding Corporation restructured the indebtedness of three subsidiaries and then distributed its interest in those subsidiaries to its sole shareholder. This triggered a requirement to reassess AMERCO’s involvement with those subsidiaries, which led to the conclusion that based on the current contractual and ownership interests between AMERCO and this entity, AMERCO ceased to have a variable interest in those three subsidiaries at that date.

Separately, in March 2004, SAC Holding Corporation restructured its indebtedness, triggering a similar reassessment of SAC Holding Corporation that led to the conclusion that SAC Holding Corporation was not a VIE and that AMERCO ceased to be the primary beneficiary of SAC Holding Corporation and its remaining subsidiaries. This conclusion was based on SAC Holding Corporation’s ability to fund its own operations and execute its business plan without any future subordinated financial support.

Accordingly, at the dates AMERCO ceased to have a variable interest in or ceased to be the primary beneficiary of SAC Holding Corporation and its current or former subsidiaries, it deconsolidated those entities. The deconsolidation was accounted for as a distribution of AMERCO’s interests to the sole shareholder of the SAC entities. Because of AMERCO’s continuing involvement with SAC Holding Corporation and its current and former subsidiaries, the distributions do not qualify as discontinued operations as defined by SFAS No. 144.

It is possible that SAC Holding Corporation could take actions that would require us to re-determine whether SAC Holding Corporation has become a VIE or whether we have become the primary beneficiary of SAC Holding Corporation. Should this occur, we could be required to consolidate some or all of SAC Holding Corporation with our financial statements.

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

Insurance reserves for RepWest and U-Haul take into account losses incurred based upon actuarial estimates. These estimates are based on past claims experience and current claim trends as well as social and economic conditions such as changes in legal theories and inflation. Due to the nature of underlying risks and the high degree of uncertainty associated with the determination of the liability for future policy benefits and claims, the amounts to be ultimately paid to settle liabilities, cannot be precisely determined and may vary significantly from the estimated liability.

A consequence of the long tail nature of the assumed reinsurance and the excess workers compensation lines of insurance that were written by RepWest is that it takes a number of years for claims to be fully reported and finally settled. Also, the severity of the commercial transportation and the commercial multiple peril programs can fluctuate unexpectedly. During 2004 and 2003 these lines experienced an increase in claim severity that was materially different than the previous year’s actuarial estimations.

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

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended June 30, 2005 compared with the Quarter Ended June 30, 2004

Listed below on a consolidated basis are revenues for our major product lines for the first quarter of fiscal 2006 and the first quarter of fiscal 2005:
	Quarter Ended June 30,
	2005	2004
	(unaudited)
	(In thousands)
Self-moving equipment rentals	$401,260	$389,742
Self-storage revenues	28,768	30,575
Self-moving and self-storage products and service sales	66,563	61,364
Property management fees	4,440	2,982
Life insurance premiums	29,589	33,259
Property and casualty insurance premiums	4,824	9,802
Net investment and interest income	13,714	17,576
Other revenue	10,300	7,645
Consolidated revenue	$559,458	$552,945

During the first quarter of fiscal 2006, self-moving equipment rentals increased $11.5 million through steady increases in transaction volume, modest price increases and improved mix of trucks. Storage revenues at Company owned locations increased for the first quarter of fiscal 2006 compared to fiscal 2005 as a result of increase in the number of rooms available for rent, higher occupancy rates and modest price increases. These gains were offset by reductions in storage revenues resulting from the W. P. Carey Transactions (see note 3 to the “Notes to the Condensed Consolidated Financial Statements” for a more detailed discussion of the W. P. Carey Transactions). Sales of self-moving and self-storage related products and services increased $5.2 million following our growth in moving equipment rental revenues. Property management fees increased $1.5 million as a result of the W.P. Carey Transactions.

RepWest continued to exit non U-Haul related lines of business and as a result, its premium revenues declined approximately $5.0 million. Oxford’s premium revenues declined approximately $3.7 million primarily as a result of the lingering effects of its rating downgrade by A.M. Best in 2003.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $559.5 million for the first quarter of fiscal 2006, compared with $552.9 million for the first quarter of fiscal 2005.

Listed below are revenues and earnings from operations at each of our four operating segments for the first quarter of fiscal 2006 and the first quarter of fiscal 2005:
	Quarter Ended June 30,
	2005	2004
	(unaudited)
	(In thousands)
Moving and storage
Revenues	$507,563	$492,376
Earnings from operations	108,965	88,136
Property and casualty insurance
Revenues	8,309	14,339
Earnings from operations	1,582	366
Life insurance
Revenues	38,073	42,641
Earnings from operations	3,440	3,673
SAC Holding II
Revenues	12,059	11,346
Earnings from operations	4,051	3,061
Eliminations
Revenues	(6,546)	(7,757)
Earnings from operations	(5,478)	(4,048)

Consolidated Results
Revenues	559,458	552,945
Earnings from operations	112,560	91,188

Total costs and expenses fell by $14.9 million primarily as a result of reduced equipment-related and lease expenses, professional fees, and decreased risk exposure at the insurance subsidiaries. The decrease in total expenses was partially offset by increased depreciation expense, commissions and cost of sales resulting from higher revenues.

As a result of the above mentioned changes in revenues and expenses, earnings from operations improved to $112.6 million in the first quarter of fiscal 2006 compared with $91.2 million for the first quarter of fiscal 2005.

Interest expense for the first quarter of fiscal 2006 was $55.3 million. In addition, AMERCO recorded in the first quarter of fiscal 2006 a one-time, nonrecurring charge of $35.6 million related to the early termination of existing indebtedness, which is consistent with $19.0 million in the first quarter of fiscal 2005.

Income tax expense was $22.2 million in the first quarter of fiscal 2006 compared with $27.8 million in first quarter of fiscal 2005 and reflects lower pretax earnings for the first quarter of fiscal 2006.

Dividends accrued on our Series A preferred stock were $3.2 million in first quarter of fiscal 2006, unchanged from the first quarter of fiscal 2005.

As a result of the above mentioned items, net earnings available to common shareholders fell to $31.8 million in the first quarter of fiscal 2006, compared with $41.2 million in the first quarter of fiscal 2005.

The weighted average number of basic and diluted shares outstanding were 20,836,458 in first quarter of fiscal 2006 and were 20,788,074 in the first quarter of fiscal 2005.

Basic and diluted earnings per share in the first quarter of fiscal 2006 were $1.53, compared with $1.98 for the same period last year.

 Moving and Storage

Listed below are revenues for the major product lines at our Moving and Storage operating segment (AMERCO, U-Haul International, Inc. and Amerco Real Estate) for the first quarter of fiscal 2006 and the first quarter of fiscal 2005:
	Quarter Ended June 30,
	2005	2004
	(unaudited)
	(In thousands)
Self-moving equipment rentals	$401,260	$389,742
Self-storage revenues	24,248	26,310
Self-moving and self-storage products and service sales	61,798	57,027
Property management fees	5,168	3,654
Net investment and interest income	6,154	10,754
Other revenue	8,935	4,889
Segment revenue	$507,563	$492,376

During the first quarter of fiscal 2006, self-moving equipment rentals increased $11.5 million through steady increases in transaction volume, modest price increases and improved mix of trucks. Storage revenues at Company owned locations increased for the first quarter of fiscal 2006 compared to fiscal 2005 as a result of increase in the number of rooms available for rent, higher occupancy rates and modest price increases. These gains were offset by reductions in storage revenues resulting from the W. P. Carey Transactions (see note 3 to the “Notes to the Condensed Consolidated Financial Statements” for a more detailed discussion of the W. P. Carey Transactions). Sales of self-moving and self-storage related products and services increased $4.8 million following our growth in moving equipment rental revenues. Property management fees increased $1.5 million as a result of the W.P. Carey Transactions.

Total costs and expenses decreased $4.1 million in first quarter of fiscal 2006, compared with first quarter of fiscal 2005. Expenses fell primarily as a result of reduced equipment-related and lease expenses, and professional fees. The decrease in total expenses was partially offset by increased depreciation expenses, commissions and cost of sales resulting from higher revenues.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $109.0 million in first quarter of fiscal 2006, compared with $88.1 million for first quarter of fiscal 2005.

U-Haul International, Inc.

Listed below are revenues for the major product lines at U-Haul International, Inc. for the first quarter of fiscal 2006 and the first quarter of fiscal 2005:
	Quarter Ended June 30,
	2005	2004
	(unaudited)
	(In thousands)
Self-moving equipment rentals	$401,260	$389,663
Self-storage revenues	23,793	25,642
Self-moving and self-storage products and service sales	61,798	57,012
Property management fees	5,168	3,654
Net investment and interest income	4,738	5,960
Other revenue	10,016	6,303
U-Haul International, Inc. revenue	$506,773	$488,234

During first quarter of fiscal 2006, self-moving equipment rentals increased $11.6 million through steady increases in transaction volume, modest price increases and improved mix of trucks. Storage revenues at Company owned locations increased for the first quarter of fiscal 2006 compared to fiscal 2005 as a result of increase in the number of rooms available for rent, higher occupancy rates and modest price increases. These gains were offset by reductions in storage revenues resulting from the W. P. Carey Transactions (see note 3 to the “Notes to the Condensed Consolidated Financial Statements” for a more detailed discussion of the W. P. Carey Transactions). Sales of self-moving and self-storage related products and services increased $4.8 million following our growth in moving equipment rental revenues. Property management fees increased $1.5 million as a result of the W. P. Carey Transactions.

Total costs and expenses fell by $1.2 million primarily as a result of reduced equipment-related and lease expenses, and professional fees. The decrease in total expenses was partially offset by increased depreciation expense, commissions and cost of sales resulting from higher revenues.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $95.8 million in the first quarter of fiscal 2006, compared with $76.0 million in the first quarter of fiscal 2005.

Republic Western Insurance Company

Premium revenues were $4.8 million and $9.8 million for the first quarters ended March 31, 2005 and 2004, respectively. The overall decrease is due to RepWest exiting lines not associated with the Self-Storage or Self-Moving industries. Self-Storage and Self-Moving industry premiums were $3.9 million and $4.0 million for the first quarters of 2005 and 2004, respectively. Other lines of business were $0.9 million and $5.8 million for the first quarters of 2005 and 2004, respectively.

Net investment income was $3.5 million and $4.5 million for the first quarters of 2005 and 2004, respectively. The reduction was due to a decrease in our invested asset base.

Benefits and losses incurred were $3.5 million and $10.0 million for the first quarters of 2005 and 2004, respectively. The decrease resulted from reduced earned premiums resulting from RepWest’s decision to exit its non Self-Storage and Self-Moving industry business.

Amortization of deferred acquisition costs was $0.9 million and $3.4 million for the first quarters of 2005 and 2004, respectively. The decrease is due to decreased premium writings. The decrease is due to a reduction of in-force business related to the exit of non U-Haul related business.

Operating expenses were $2.4 million and $0.6 million for the first quarters of 2005 and 2004, respectively. The increase is due to reduced capitalization of commissions in 2005 as well as a reduction in policy service fees in 2005. Inter-company policy service fees from U-Haul are recorded net against operating expenses. The reduction in these fees collected is the primary reason for the increase in operating expenses.

Pretax earnings from operations were $1.6 million and $0.4 million for the first quarters of 2005 and 2004, respectively. The increase over 2004 is the result of the elimination of unprofitable programs.

Oxford Life Insurance Company

Quarter Ended March 31, 2005 compared with the Quarter Ended March 31, 2004

Net premiums were $30.0 million, $33.6 million for the quarters ended March 31, 2005 and 2004, respectively. Medicare supplement premiums decreased by $1.4 million from 2004 due to lapses on closed lines being greater than new business written on active lines. Credit insurance premiums decreased $1.6 million from 2004 due to fewer accounts. We are no longer pursuing growth in credit insurance. Life, other health, and annuity premiums decreased $0.6 million from 2004 primarily from reduced life insurance sales and fewer annuitizations. Other income decreased by $1.4 million primarily due to a decrease in surrender charge income.

Net investment income was $6.7 million and $6.2 million for the first quarters of 2005 and 2004, respectively. The increase was primarily due to a positive variance in capital gains offset by a lower balance of invested assets.

Benefits incurred were $21.9 million and $24.1 million for the first quarters of 2005 and 2004, respectively. Medicare supplement benefits decreased $0.6 million from 2004 due primarily to reduced exposure. Credit insurance benefits decreased $0.6 million from 2004 due to reduced exposure. Annuity insurance benefits decreased $0.7 million from 2004. All other lines had decreases totaling $0.3 million from 2004.

Amortization of deferred acquisition costs (DAC) and the value of business acquired (VOBA) was $5.3 million and $6.6 million for the first quarters of 2005 and 2004, respectively. These costs are amortized for life and health policies as the premium is earned over the term of the policy; and for deferred annuities in relation to interest spreads. Annuity amortization decreased $0.9 million from 2004 primarily due to reduced surrender activity. Other segments, primarily credit, had decreases of $0.4 million from 2004 due to decreased new business volume.

Operating expenses were $7.4 million and $8.3 million for the first quarters of 2005 and 2004, respectively. The decrease is attributable to lower legal costs as well as reduced overhead. Non-deferrable commissions fell $0.4 million from 2004 primarily due to lower sales of credit and Medicare supplement products.

Earnings from operations were $3.4 million and $3.7 million for the first quarters of 2005 and 2004, respectively. Lower revenue was primarily offset by lower operating costs and overhead expenses.

SAC Holding II

Quarter Ended June 30, 2005 compared with the Quarter Ended June 30, 2004

Listed below are revenues for the major product lines at SAC Holding II for the first quarter of fiscal 2006 and the first quarter of fiscal 2005:
	Quarter Ended June 30,
	2005	2004
	(unaudited)
	(In thousands)
Self-moving equipment rentals	$2,488	$2,409
Self-storage revenues	4,520	4,265
Self-moving and self-storage products and service sales	4,765	4,337
Other revenue	286	335
Segment revenue	$12,059	$11,346

Revenues for the first quarter of fiscal 2006 grew $0.7 million, primarily as a result of improved occupancy and pricing.

Total costs and expenses were $8.0 million in the first quarter of fiscal 2006, compared with $8.3 million in the first quarter of fiscal 2005.

Earnings from operations were $4.1 million in the first quarter of fiscal 2006 compared with $3.1 million in the first quarter of fiscal 2005.

Liquidity and Capital Resources

We believe our current capital structure will allow us to achieve our operational plans and goals, and provide us with sufficient liquidity for the next 3 to 5 years. The majority of the obligations currently in place mature either at the end of fiscal years 2010 or 2015. As a result, we believe that our liquidity is strong. This will allow us to focus on our operations and business to further improve our liquidity in the long term. We believe these improvements will enhance our future access to capital markets. However, there is no assurance that future cash flows will be sufficient to meet our outstanding obligations or our future capital needs.

At June 30, 2005, cash and cash equivalents totaled $229.5 million, compared with $56.0 million on March 31, 2005.

On June 29, 2005 the Company entered into a new revolving credit facility with Merrill Lynch Commercial Finance Corporation. The facility has a $150 million maximum amount available with an interest rate of LIBOR plus 1.75%. As of June 30, 2005 the Company had not drawn on this revolving credit facility.

At June 30, 2005, notes and loans payable were $953.9 million, and represented 1.6 times stockholders’ equity. At March 31, 2005, notes and loans payable were $780.0 million, and represented 1.4 times stockholders’ equity.

For the first quarter of fiscal 2006, cash provided by operating activities were $51.7 million, compared with $62.6 million in the first quarter of fiscal 2005.

We used $34.8 million in net cash from investing activities during the first quarter of fiscal 2006, whereas in the first quarter of fiscal 2005 we generated cash from investing activities of $145.1 million provided in the first quarter of fiscal year 2005. The majority of the decrease in the first quarter of fiscal 2006, compared with the first quarter of fiscal 2005 was related to the W. P. Carey Transactions. Gross capital expenditures were $75.4 million and $62.3 million for the first quarters of fiscal 2006 and 2005, respectively. Capital dispositions were $15.1 million and $184.2 million for the first quarters of fiscal 2006 and 2005, respectively.

Financing activities provided $158.6 million during the first quarter of fiscal 2006. This compares with usage of $233.8 million from financing activities during the first quarter of fiscal 2005. The primary reason for the increase in the first quarter of 2006 compared to the first quarter of 2005 is the completion of the new financing.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Self-Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Historically, capital expenditures have primarily reflected new rental equipment acquisitions. The capital required to fund these expenditures has historically been obtained through internally generated funds from operations and externally from lease financing and sales of used equipment. Going forward, we anticipate that a substantial portion of our internally generated funds will be used to enhance liquidity by paying down existing indebtedness. During each of the fiscal years ended March 31, 2006, 2007 and 2008, U-Haul estimates that net capital expenditures will average approximately $150.0 million to maintain its fleet at current levels. Management estimates that U-Haul will fund its fleet expansion requirements from leasing and from the proceeds from the sale of trucks. We intend to focus our growth on expanding our independent dealer network, which does not require a substantial amount of capital resources. Gross capital expenditures were $75.2 million for the first quarter of fiscal 2006.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul’s growth through lease and debt financing. U-Haul’s growth plan in self-storage is focused on eMove, which does not require acquisition or construction of self-storage properties by the Company. Therefore, we do not anticipate that Real Estate will require substantial capital for its future plans.

Property and Casualty Insurance

At March 31, 2005, RepWest had no notes and loans due in less than one year and its accounts payable and accrued expenses were $5.2 million. RepWest financial assets (cash, receivables, inventories, and short-term investments) at the end of the first quarter, were $360.1 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, RepWest’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Stockholder’s equity was $155.0 million and $154.8 million at March 31, 2005 and December 31, 2004, respectively. RepWest does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions.

Life Insurance

As of March 31, 2005, Oxford is due to make a $1.0 million principal payment to AMERCO on an inter-company surplus note issued in 1998; Oxford had no other notes and loans payable in less than one year. Its accounts payable and accrued expenses total approximately $7.0 million. Oxford’s financial assets (cash, receivables, short-term investments, other investments and fixed maturities) at March 31, 2005 were approximately $749.1 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Oxford’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Oxford’s stockholder’s equity was $112.8 million, $115.0 million as of March 31, 2005, and December 31, 2004, respectively. Increases from earnings were offset by decreases in unrealized gains resulting from the change in interest rates.

SAC Holding II

SAC Holding II operations are funded by various mortgage loans, and secured and unsecured notes. SAC Holding II does not utilize revolving lines of credit to finance its operations or acquisitions. Certain of SAC Holding II loan agreements contain restrictive covenants and restrictions on incurring additional subsidiary indebtedness.

Cash Provided from Operating Activities by Operating Segments

Moving and Self-Storage

Cash provided from operating activities from U-Haul was $122.3 million and $75.1 million in the first quarters of fiscal 2006 and fiscal 2005, respectively. Cash provided (used) from operating activities for Real Estate was $(28.9) million and $6.0 million in the first quarter of fiscal 2006 and 2005, respectively.

Property and Casualty Insurance

Cash flows (used) by operating activities were $(5.8) million and $(19.1) million for the first quarters of 2005 and 2004, respectively. The cash used by operating activities was the result of RepWest’s exiting its non Self-Storage and Self-Moving lines and the associated reduction of reserves in the lines exited.

RepWest’s cash and cash equivalents and short-term investment portfolio were $98.3 million and $90.3 million at March 31, 2005 and December 31, 2004, respectively. This balance includes funds in transition from maturity proceeds to long term investments. We believe that this level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs. Capital and operating budgets allow RepWest to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Cash flows provided (used) by operating activities were $(6.0) million and $9.5 million, for the first quarters of 2005 and 2004, respectively. Included in the operating cash out-flow was the $12.8 million settlement of the Kocher litigation, net of the $2.2 million recovery from Oxford’s errors and omissions insurance carrier.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds is available through Oxford’s short-term portfolio. At March 31, 2005 and December 31, 2004, short-term investments amounted to $65.1million and $113.8 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

SAC Holding II

Cash provided by operating activities at SAC Holding II was $0.9 million and $0.1 million for the first quarter of fiscal 2006 and 2005, respectively. The primary source of cash in fiscal 2006 was a decrease in accounts payable and accrued liabilities. The primary use of cash in fiscal 2005 was the deconsolidation of SAC Holding Corporation.

Liquidity and Capital Resources-Summary

We believe we have the financial resources needed to meet our business requirements including capital expenditures for the expansion and modernization of our rental fleet, rental equipment and rental storage space, working capital requirements and our preferred stock dividend program.

For a more detailed discussion of our long-term debt and borrowing capacity, please see footnote 3 “Borrowings” to the “Notes to the Condensed Consolidated Financial Statements.”

  Off-Balance Sheet Arrangements

AMERCO used certain equipment and occupies certain facilities under operating lease commitments with terms expiring substantially through 2034 with the exception of one land lease expiring in 2079. In the event of a shortfall in proceeds from the sale of the underlying assets, AMERCO has guaranteed approximately $157.7 million of residual values at June 30, 2005 for these assets at the end of the respective lease terms. AMERCO has been leasing equipment since 1987 and, thus far, we have experienced no residual value shortfalls.

The Company uses off-balance sheet arrangements where the economics and sound business principles warrant their use. The Company’s principal use of off-balance sheet arrangements occurred in connection with the expansion of our self-storage business. The Company currently manages the self-storage properties owned by SAC Holding II and its affiliates, pursuant to a standard form of management agreement with each SAC Holding II subsidiary and its affiliates, pursuant to which the Company receives a management fee based on the gross receipts from the properties plus reimbursement for certain expenses. We received management fees, exclusive of expenses, of $0.7 million during the first quarter of fiscal 2006. This management fee is consistent with the fees we received from unrelated parties for other properties we have managed.

Certain subsidiaries of SAC Holding II and its affiliates act as U-Haul dealers. The financial and other terms of the dealership contracts with subsidiaries of SAC Holding II and its affiliates are substantially identical to the terms of those with our over 14,000 independent dealers. During the first quarter of fiscal 2006, we paid subsidiaries of SAC Holding II $2.5 million in commissions pursuant to such dealership contracts.

During the first quarter of fiscal 2006, a subsidiary of the Company held various senior and junior unsecured notes of SAC Holdings. The Company recorded interest income of $5.4 million and received cash interest payments of $4.9 million during the first quarter of fiscal 2006.

Fiscal 2006 Outlook

We have many exciting developments which we believe should positively affect performance in fiscal 2006. We believe the momentum in our Moving and Storage Operations will continue. We are investing strongly in our truck rental fleet to further strengthen U-Haul’s “do-it-yourself” moving business. We placed purchase orders last fall for 6,750 of our largest rental trucks and expect to have them fully in service by mid-August. This investment is expected to increase the number of rentable truck days available to meet our customer’s demand and will reduce future spending on repair costs and equipment down-time.

At RepWest, our plans to exit non-U-Haul lines of business are progressing well.

At Oxford, the Kocher litigation settlement should produce improved ratings, which in turn should support the expansion of its distribution capabilities.

Also, we completed the refinancing of the Company’s debt on June 8, 2005. This action increased our borrowing capacity by more than $195.0 million and will reduce our effective borrowing rates. Additionally, the new debt increases our financial flexibility thus enabling us to complete the fleet investment plans outlined above. The early extinguishment of our existing debt resulted in a one time pre-tax charge of approximately $35.6 million during the first quarter of fiscal 2006.

Our objectives for fiscal 2006 are to position our rental fleet to achieve revenue and transaction growth and continue to drive down operating costs.

Cautionary Statements Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may include, but are not limited to, projections of revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, the adequacy of our financial resources and related financing needs and plans estimated interest savings from our recent debt refinancing; the amount and timing of fleet acquisition; that the Kocher settlement will prompt in improving insurance ratings, our perceptions of our legal positions and anticipated outcomes of government investigations and pending litigation against us, liquidity, goals and strategies, plans for new business, growth rate assumptions, pricing, costs, and access to capital and leasing markets as well as assumptions relating to the foregoing. The words “believe,”“expect,”“anticipate,”“estimate,”“project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation, the risk factors enumerated at the end of this section, as well as the following: the Company’s ability to operate pursuant to the terms of its credit facilities;  the Company’s ability to maintain contracts that are critical to its operations; the costs and availability of financing; the Company’s ability to execute its business plan; the Company’s ability to attract, motivate and retain key employees; general economic conditions; fluctuations in our costs to maintain and update our fleet and facilities; our ability to refinance our debt; changes in government regulations, particularly environmental regulations; our credit ratings; the availability of credit; changes in demand for our products; changes in the general domestic economy; degree and nature of our competition; the resolution of pending litigation against the Company; changes in accounting standards and other factors described in this report or the other documents we file with the Securities Exchange Commission. The above factors, the following disclosures, as well as other statements in this report and in the “Notes to the Condensed Consolidated Financial Statements”, could contribute to or cause such differences, or could cause our stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized. The Company disclaims any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

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

Entry into the self-storage business through acquisition of existing facilities is possible for persons or institutions with the required initial capital. Development of new self-storage facilities is more difficult; however, due to zoning, environmental and other regulatory requirements. The self-storage industry has in the past experienced overbuilding in response to perceived increases in demand. We cannot assure you that we will be able to successfully compete in existing markets or expand into new markets.

Control of AMERCO remains in the hands of a small contingent.

As of June 30, 2005, Edward J. Shoen, Chairman of the Board of Directors and President of AMERCO, James P. Shoen, a director of AMERCO, and Mark V. Shoen, an executive officer of AMERCO, collectively control 8,890,224 shares (approximately 41.8%) of the outstanding common shares of AMERCO. Accordingly, Edward J. Shoen, Mark V. Shoen and James P. Shoen will be in a position to continue to influence the election of the members of the Board of Directors and approval of significant transactions. In addition, 2,130,134 shares (approximately 10.0%) of the outstanding common shares of AMERCO, including shares allocated to employees and unallocated shares, are held by our Employee Savings and Employee Stock Ownership Trust.

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

Since January 2000, our property and casualty insurance business, RepWest, reported losses totaling approximately $162.5 million. These losses are primarily attributable to business lines that were unprofitable as underwritten. To restore profitability in RepWest, we have exited all non U-Haul related lines and have strengthened the reserves on the lines being eliminated. Although we believe the terminated lines are adequately reserved, we cannot assure you that there will not be future adverse reserve development.

Our life insurance business was downgraded by A.M. Best due to events surrounding the restructuring

During AMERCO’s restructuring in 2003, A.M. Best downgraded Oxford and its subsidiaries to C+. Upon AMERCO’s emergence from bankruptcy in March 2004, Oxford and its subsidiaries were upgraded to B-. The ratings were again upgraded in October 2004 to B. A.M. Best has indicated the rating outlook for our life insurance companies is positive. Prior to AMERCO’s restructuring, Oxford was rated B++. Financial strength ratings are important external factors that can affect the success of Oxford’s business plans. Accordingly, if Oxford’s ratings, relative to its competitors, do not continue to improve, Oxford may not be able to retain and attract business as currently planned.

Notes receivable from SAC Holdings are a significant portion of AMERCO’s total assets.

At June 30, 2005, we held approximately $203.7 million of notes due from SAC Holdings of which $75.1 million have been eliminated in the consolidating financial statements, we have significant economic exposure to SAC Holdings. SAC Holdings is highly leveraged with significant indebtedness to others. We hold various junior unsecured notes of SAC Holdings. If SAC Holdings is unable to meet its obligations to its senior lenders, it could trigger a default on its obligations to us. In such an event of default, we could suffer a significant loss to the extent the value of the underlying collateral on our loans to SAC Holdings is inadequate to repay SAC Holdings senior lenders and us. We cannot assure you that SAC Holdings will not default on its loans to their senior lenders or that the value of SAC Holdings assets upon liquidation would be sufficient to repay us in full.

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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations. We have used interest rate swap agreements to provide for matching the gain or loss recognition on the hedging instrument with recognition of the changes in the cash flows associated with the hedged asset or liability attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. At June 30, 2005, the Company had two interest rate swap contracts for $100 million each that serve to partially offset the changes in the variable interest rate of the Real Estate Backed Loan. On May 13, 2004, the Company entered into separate interest rate cap contracts for $200 million of its variable rate debt obligations for a two year term and for $50 million of its variable rate debt obligations for a three year term. At June 30, 2005, the Company had approximately $465,000 of variable debt obligations. A fluctuation in the interest rates of 100 basis points would change interest expense for the Company by approximately $4.7 million annually (before consideration of the swap and cap contracts.)

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 2.0% of our revenue is generated in Canada. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material. We typically do not hedge any foreign currency risk since the exposure is not considered material.

Item 4. Controls and Procedures

Attached as exhibits to this Form 10-Q are certifications of AMERCO’s Chief Executive Officer (CEO) and Chief Accounting Officer (CAO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

  Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls) as of the end of the period covered by this Form 10-Q. This evaluation was conducted under the supervision and with the participation of management, including our CEO and CAO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's (SEC's) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CAO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. Internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth in our Form 10-K.

The evaluation of our Disclosure Controls included a review of the controls' objectives and design, the company's implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report.

In the course of the controls evaluation, we reviewed identified data errors, control problems or acts of fraud and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CAO, concerning the effectiveness of the Disclosure Controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our Internal Audit Department and by other personnel in our Finance organization. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Based upon the controls evaluation, our CEO and CAO have concluded that, subject to the limitations noted in this Item 4, as of the end of the period covered by this Form 10-Q, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and that material information relating to AMERCO and its consolidated entities is made known to management, including the CEO and CAO, particularly during the period when our periodic reports are being prepared.

Inherent Limitations on the Effectiveness of Controls

The company's management, including the CEO and CAO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

During the fiscal quarter covered by this report we made no change in our internal control over financial reporting which materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable (see footnote 7 to the “Notes to the Condensed Consolidated Financial Statements”).

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

Item 5. Other Information

Item 1.01 Entry into a Material Definitive Agreement.

For the quarter ended June 30, 2005, the following cash bonuses were awarded to the following executive officers:
Name	Cash Bonus Amount
Gary B. Horton	$500,000
John C. Taylor	$200,000
Jack A. Peterson	$35,000
Ronald C. Frank	$17,437

Item 6. Exhibits

The following documents are filed as part of this report:
Exhibit Number	Description	Page or Method of Filing
2.1	Joint Plan of Reorganization of AMERCO and Amerco Real Estate Company	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed October 20, 2003, file no. 1-11255
2.2	Disclosure Statement Concerning the Debtors’ Joint Plan of Reorganization	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed October 20, 2003, file no. 1-11255
2.3	Amended Joint Plan of Reorganization of AMERCO and Amerco Real Estate Company	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, file No. 1-11255
3.1	Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Registration Statement on form S-4 filed March 30, 2004, file number 1-11255
3.2	Restated By-Laws of AMERCO	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file No. 1-11255
3.3	Restated Articles of Incorporation of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2003, file no. 1-11255
3.4	Bylaws of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2003, file no. 1-11255
10.1	Credit Agreement, dated June 28, 2005, among U-Haul Leasing & Sales Co., U-Haul Company of Arizona and U-Haul International, Inc. and Merrill Lynch Commercial Finance Corporation.	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed July 6, 2005, file no. 1-11255
10.2	Security Agreement, dated June 28, 2005, among U-Haul Leasing & Sales Co., U-Haul Company of Arizona and U-Haul International, Inc. in favor of Merrill Lynch Commercial Finance Corporation.	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed July 6, 2005, file no. 1-11255
10.3	Guarantee, dated June 28, 2005, made by U-Haul International, Inc. in favor of Merrill Lynch Commercial Finance Corporation.	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed July 6, 2005, file no. 1-11255
10.4
Amended and Restated Credit Agreement, dated June 8, 2005, among Amerco Real Estate Company, Amerco Real Estate Company of Texas, Inc., Amerco Real Estate Company of Alabama, Inc., U-Haul Co. of Florida, Inc., U-Haul International, Inc. and Merrill Lynch Commercial Finance Corp.
Incorporated by reference to AMERCO’s Current Report on Form 8-K filed June 14, 2005, file no. 1-11255
10.5
Security Agreement, dated June 8, 2005, by Amerco Real Estate Company, Amerco Real Estate Company of Texas, Inc., Amerco Real Estate Company of Alabama, Inc., U-Haul Co. of Florida, Inc., U-Haul International, Inc. and the Marketing Grantors named therein in favor of Merrill Lynch Commercial Finance Corp.
Incorporated by reference to AMERCO’s Current Report on Form 8-K filed June 14, 2005, file no. 1-11255
10.6	Guarantee, dated June 8, 2005, by U-Haul International, Inc. in favor of Merrill Lynch Commercial Finance Corp.	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed June 14, 2005, file no. 1-11255
10.7
Promissory Note, dated June 8, 2005 by Amerco Real Estate Company, Amerco Real Estate Company of Texas, Inc., Amerco Real Estate Company of Alabama, Inc., U-Haul Co. of Florida, Inc. and U-Haul International, Inc.
Incorporated by reference to AMERCO’s Current Report on Form 8-K filed June 14, 2005, file no. 1-11255
10.8	Form of Mortgage, Security Agreement, Assignment of Rents and Fixture Filing, dated June 8, 2005, in favor of Morgan Stanley Mortgage Capital Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed June 14, 2005, file no. 1-11255
10.9	Form of Promissory Note, dated June 8, 2005, in favor of Morgan Stanley Mortgage Capital Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed June 14, 2005, file no. 1-11255
10.10	Form of Mortgage, Security Agreement, Assignment of Rents and Fixture Filing, dated June 8, 2005, in favor of Merrill Lynch Mortgage Lending, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed June 14, 2005, file no. 1-11255
10.11	Form of Promissory Note, dated June 8, 2005, in favor of Merrill Lynch Mortgage Lending, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed June 14, 2005, file no. 1-11255
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO and U-Haul International, Inc.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Accounting Officer of AMERCO	Filed herewith
31.3	Rule 13a-14(a)/15d-14(a) Certificate of Robet T. Peterson, Chief Financial Officer of U-Haul International, Inc.	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO and U-Haul International, Inc. pursuant to Section 906 of the Sabanes-Oxley Act of 2002	Filed herewith
32.2	Certificate of Jason A. Berg, Chief Accounting Officer of AMERCO pursuant to Section 906 of the Sabanes-Oxley Act of 2002	Filed herewith
32.3	Certificate of Robert T. Peterson, Chief Financial Officer of U-Haul International, Inc. pursuant to Section 906 of the Sabanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERCO

Date: August 8, 2005         /s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date: August 8, 2005          /s/ Jason A. Berg
Jason A. Berg
Chief Accounting Officer
(Principal Financial Officer)

U-HAUL INTERNATIONAL, INC.

Date: August 8, 2005         /s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date: August 8, 2005         /s/ Robert T. Peterson
Robert T. Peterson
Chief Financial Officer
(Principal Financial Officer)