Form 10-Q
period 2005-09-30
AMERCO /NV/; U HAUL INTERNATIONAL INC
filed 2005-11-07
CIK 4457, 4458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

21,284,604 shares of AMERCO Common Stock, $0.25 par value, were outstanding at November 4, 2005.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at November 4, 2005.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements
AMERCO AND CONSOLIDATED ENTITIES
    CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	March 31,
	2005	2005
	(Unaudited)
	(In thousands)
ASSETS
Cash and cash equivalents	$289,133	$55,955
Trade receivables, net	233,616	236,817
Notes and mortgage receivables, net	2,369	1,965
Inventories, net	69,781	63,658
Prepaid expenses	22,293	19,874
Investments, fixed maturities	683,629	635,178
Investments, other	214,864	345,207
Deferred policy acquisition costs, net	48,599	52,543
Other assets	98,456	85,291
Related party assets	256,608	252,666
	1,919,348	1,749,154
Property, plant and equipment, at cost:
Land	160,735	151,145
Buildings and improvements	720,569	686,225
Furniture and equipment	273,407	265,216
Rental trailers and other rental equipment	201,885	199,461
Rental trucks	1,229,664	1,252,018
SAC Holding II Corporation - property, plant and equipment	77,976	77,594
	2,664,236	2,631,659
Less: Accumulated depreciation	(1,277,864)	(1,277,191)
Total property, plant and equipment	1,386,372	1,354,468
Total assets	$3,305,720	$3,103,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30,	March 31,
	2005	2005
	(Unaudited)
	(In thousands, except share and per share amounts)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$212,998	$206,763
AMERCO's notes and loans payable	865,163	780,008
SAC Holding II Corporation notes and loans payable, non-recourse to AMERCO	76,890	77,474
Policy benefits and losses, claims and loss expenses payable	802,180	805,121
Liabilities from investment contracts	476,375	503,838
Other policyholders' funds and liabilities	19,857	29,642
Deferred income	39,481	38,743
Deferred income taxes	123,983	78,124
Related party liabilities	10,164	11,070
Total liabilities	2,627,091	2,530,783

Commitments and contingencies (notes 3, 6 and 7)

Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and outstanding as of September 30 and March 31, 2005	-	-
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of September 30 and March 31, 2005	-	-
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
3,716,181 shares issued as of September 30 and March 31, 2005	929	929
Common stock of $0.25 par value, 150,000,000 shares authorized;
38,269,518 issued as of September 30 and March 31, 2005	9,568	9,568
Additional paid-in capital	353,596	350,344
Accumulated other comprehensive loss	(26,260)	(30,661)
Retained earnings	769,344	671,642
Cost of common shares in treasury, net (20,701,096 shares as of
September 30 and March 31, 2005)	(418,092)	(418,092)
Unearned employee stock ownership plan shares	(10,456)	(10,891)
Total stockholders' equity	678,629	572,839
Total liabilities and stockholders' equity	$3,305,720	$3,103,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended September 30,
	2005	2004
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$446,705	$429,156
Self-storage revenues	33,601	28,938
Self-moving and self-storage products and service sales	62,492	57,909
Property management fees	3,829	3,109
Life insurance premiums	29,718	32,035
Property and casualty insurance premiums	5,399	7,038
Net investment and interest income	12,352	11,475
Other revenue	11,420	9,760
Total revenues	605,516	579,420
Costs and expenses:
Operating expenses	289,701	287,447
Commission expenses	53,197	51,854
Cost of sales	30,917	28,516
Benefits and losses	26,709	33,381
Amortization of deferred policy acquisition costs	5,854	7,778
Lease expense	36,578	36,348
Depreciation, net	34,322	29,903
Total costs and expenses	477,278	475,227

Earnings from operations	128,238	104,193
Interest expense	15,245	18,060
Pretax earnings	112,993	86,133
Income tax expense	(43,871)	(33,074)
Net earnings	69,122	53,059
Less: Preferred stock dividends	(3,241)	(3,241)
Earnings available to common shareholders	$65,881	$49,818
Basic and diluted earnings per common share	$3.16	$2.39
Weighted average common shares outstanding:
Basic and diluted	20,848,620	20,801,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended September 30,
	2005	2004
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$847,965	$818,898
Self-storage revenues	62,369	59,513
Self-moving and self-storage products and service sales	129,055	119,273
Property management fees	8,269	6,091
Life insurance premiums	59,307	65,294
Property and casualty insurance premiums	10,223	16,840
Net investment and interest income	26,066	29,051
Other revenue	21,720	17,405
Total revenues	1,164,974	1,132,365
Costs and expenses:
Operating expenses	556,493	559,358
Commission expenses	101,215	98,767
Cost of sales	61,961	56,256
Benefits and losses	54,023	70,052
Amortization of deferred policy acquisition costs	12,052	17,736
Lease expense	69,873	76,883
Depreciation, net	68,559	57,932
Total costs and expenses	924,176	936,984

Earnings from operations	240,798	195,381
Interest expense	34,881	37,064
Fees on early extinguishment of debt	35,627	-
Pretax earnings	170,290	158,317
Income tax expense	(66,106)	(60,839)
Net earnings	104,184	97,478
Less: Preferred stock dividends	(6,482)	(6,482)
Earnings available to common shareholders	$97,702	$90,996
Basic and diluted earnings per common share	$4.69	$4.38
Weighted average common shares outstanding:
Basic and diluted	20,842,539	20,794,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Quarter Ended September 30,
	2005	2004
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$69,122	$53,059
Other comprehensive income (loss), net of tax:
Foreign currency translation	1,868	2,010
Fair market value of cash flow hedges	3,656	(1,668)
Unrealized gain (loss) on investments	6,796	(12,796)
Total comprehensive income	$81,442	$40,605

	Six Months Ended September 30,
	2005	2004
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$104,184	$97,478
Other comprehensive income (loss), net of tax:
Foreign currency translation	(102)	(217)
Fair market value of cash flow hedges	3,247	(1,668)
Unrealized gain (loss) on investments	1,256	(9,853)
Total comprehensive income	$108,585	$85,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2005	2004
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Net earnings	$104,184	$97,478
Depreciation	62,618	56,455
Amortization of deferred policy acquisition costs	13,463	18,716
Change in provision for losses on trade receivables	(620)	102
Reduction of inventory reserves	(1,000)	-
Net loss on sale of real and personal property	5,871	1,235
Net loss on sale of investments	1,483	44
Deferred income taxes	45,859	49,712
Net change in other operating assets and liabilities:
Trade receivables	3,821	17,329
Inventories	(5,123)	(3,074)
Prepaid expenses	(2,419)	(3,631)
Capitalization of deferred policy acquisition costs	(1,490)	(6,732)
Other assets	12,080	(20,970)
Related party assets	(2,707)	(4,240)
Accounts payable and accrued expenses	1,148	7,309
Policy benefits and losses, claims and loss expenses payable	(2,941)	(31,825)
Other policyholder's funds and liabilities	(9,785)	(4,599)
Deferred income	738	(2,031)
Related party liabilities	(2,141)	1,761
Net cash provided by operating activities	223,039	173,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Six Months Ended September 30,
	2005	2004
	(Unaudited)
	(In thousands)

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	$(122,756)	$(161,693)
Short term investments	(220,480)	(97,627)
Fixed maturities investments	(161,102)	(59,416)
Other asset investments, net	-	(1,387)
Equity securities	-	(6,765)
Mortgage loans	(1,250)	-
Proceeds from sale of:
Property, plant and equipment	30,269	218,039
Short term investments	308,147	98,188
Fixed maturities investments	94,132	63,402
Equity securities	9,250	-
Preferred stock	7,842	14,589
Other asset investments, net	-	44,989
Real estate	36,002	1,964
Mortgage loans	4,823	1,913
Notes and mortgage receivables	(404)	(2,157)
Net cash provided (used) by investing activities	(15,527)	114,039
Cash flows from financing activities:
Borrowings from credit facilities	1,168,318	14,385
Principal repayments on credit facilities	(1,083,747)	(180,593)
Debt issuance costs	(25,245)	-
Leveraged Employee Stock Ownership Plan - repayments from loan	435	428
Payoff of capital leases	-	(99,607)
Preferred stock dividends paid	(6,482)	(9,723)
Investment contract deposits	10,405	13,427
Investment contract withdrawals	(38,018)	(61,193)
Net cash provided (used) by financing activities	25,666	(322,876)
Increase (decrease) in cash equivalents	233,178	(35,798)
Cash and cash equivalents at the beginning of period	55,955	81,557
Cash and cash equivalents at the end of period	$289,133	$45,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005, September 30, 2004 (Unaudited) and March 31, 2005,

1. Basis of Presentation

The second fiscal quarter for AMERCO ends the 30th of September for each year that is referenced. Our insurance company subsidiaries have a second quarter that ends on the 30th of June for each year that is referenced. They have been consolidated on that basis. Consequently, all references to our insurance subsidiaries’ years 2005 and 2004 correspond to the Company’s fiscal years 2006 and 2005.

Accounts denominated in non-U.S. currencies have been re-measured using the U.S. dollar as the functional currency. Certain amounts reported in previous years have been reclassified to conform to the current presentation.

The consolidated financial statements for the second quarter and the first six months of fiscal 2006 and fiscal 2005, and the balance sheet as of March 31, 2005 include the accounts of AMERCO, its wholly owned subsidiaries and SAC Holding II Corporation and its subsidiaries.

The condensed consolidated balance sheet as of September 30, 2005 and the related condensed consolidated statements of operations and comprehensive income for the second quarter and the first six months and the cash flows for the first six months ended fiscal 2006 and 2005 are unaudited.

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

Description of Legal Entities

AMERCO, a Nevada corporation (“AMERCO”), is the holding company for:

U-Haul International, Inc. (“U-Haul”),

Amerco Real Estate Company (“Real Estate”),

Republic Western Insurance Company (“RepWest”),

North American Fire & Casualty Insurance Company (“NAFCIC”),

Oxford Life Insurance Company (“Oxford”),

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Description of Operating Segments

AMERCO has four reportable segments. They are Moving and Storage Operations, Property and Casualty Insurance, Life Insurance and SAC Holding II.

Moving and Storage Operations include AMERCO, U-Haul and Real Estate and the wholly-owned subsidiaries of U-Haul and Real Estate and consist of the rental of trucks and trailers, sales of moving supplies, sales of trailer hitches, sales of propane, the rental of self-storage spaces to the “do-it-yourself” mover and management of self-storage properties owned by others. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

Property and Casualty Insurance includes RepWest and its wholly-owned subsidiary. RepWest provides loss adjusting and claims handling for U-Haul through regional offices across North America. RepWest also underwrites components of the Safemove, Safetow and Safestor protection packages to U-Haul customers.

Life Insurance includes Oxford and its wholly-owned subsidiaries. Oxford originates and reinsures annuities; credit life and disability; single premium whole life; group life and disability coverage; and Medicare supplement insurance. Oxford also administers the self-insured employee health and dental plans for Arizona employees of the Company.

SAC Holding Corporation and its subsidiaries, and SAC Holding II Corporation and its subsidiaries, collectively referred to as “SAC Holdings”, own self-storage properties that are managed by U-Haul under property management agreements and act as independent U-Haul rental equipment dealers. AMERCO, through its subsidiaries, has contractual interests in certain SAC Holdings’ properties entitling AMERCO to potential future income based on the financial performance of these properties. With respect to SAC Holding II Corporation, AMERCO is considered the primary beneficiary of these contractual interests. Consequently, we include the results of SAC Holding II Corporation in the consolidated financial statements of AMERCO, as required by FIN 46(R).

2. Earnings per Share

Net income for purposes of computing earnings per common share is net income minus preferred stock dividends. Preferred stock dividends include accrued dividends of AMERCO.

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:
	Quarter Ended September 30,
	2005	2004
	(Unaudited)
Basic and diluted earnings per common share	$3.16	$2.39
Weighted average common share outstanding:
Basic and diluted	20,848,620	20,801,525

	Six Months Ended September 30,
	2005	2004
	(Unaudited)
Basic and diluted earnings per common share	$4.69	$4.38
Weighted average common share outstanding:
Basic and diluted	20,842,539	20,794,766

The weighted average common shares outstanding listed above exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released as of September 30, 2005 and September 30, 2004, respectively.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

6,100,000 shares of preferred stock have been excluded from the weighted average shares outstanding calculation because they are not common stock equivalents.

3. Borrowings

Long-Term Debt

On June 8, 2005 and June 28, 2005, Amerco Real Estate Company and its subsidiaries and various subsidiaries of U-Haul International, Inc. entered into new Credit Agreements, thereby increasing previous borrowing capacity by more than $195.0 million and reducing the cost of borrowing in comparison to the previous loans. U-Haul International, Inc. is a guarantor for certain obligations under the new credit facilities.

Long-term debt consisted of the following:
	September 30,	March 31,
	2005	2005
	(Unaudited)
	(In thousands)
Real estate loan, due 2010	$242,585	$-
Senior mortgages, 5.68%, due 2015	239,327	-
Senior mortgages, 5.52%, due 2015	239,347	-
U-Haul Co. of Canada mortgage securities 5.75%, due 2015	9,774	-
CMBS mezzanine loan, due 2007	20,000	-
CMBS loan, 5.47%, due 2015	24,130	-
Revolving credit agreement, due 2010	90,000	-
Revolving credit facility, senior secured first lien	-	84,862
Senior amortizing notes, secured, first lien, due 2009	-	346,500
Senior notes, secured second lien, 9.0% interest rate, due 2009	-	200,000
Senior subordinated notes, secured, 12.0% interest rate, due 2011	-	148,646
Total AMERCO notes and loans payable	$865,163	$780,008

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries, and U-Haul Company of Florida are borrowers under a Real Estate Loan. The lender is Merrill Lynch Commercial Finance Corp. The original amount of the Real Estate Loan was $465.0 million and is due June 10, 2010. The borrowers have the right to extend the maturity twice, for up to one year each time. U-Haul International, Inc. is a guarantor of this loan. This loan was paid down by $222.4 million in the second quarter of fiscal 2006.

The Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The Real Estate Loan is secured by various properties owned by the borrowers. The principal payments made in the second quarter were sufficient to allow us to make interest only payments.

The interest rate, per the provisions of the Loan Agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At September 30, 2005 the applicable LIBOR was 3.73% and the applicable margin was 2.0%, the sum of which was 5.73%. The applicable margin ranges from 2.0% to 2.8% and is based on the ratio of the excess of the average daily amount of loans divided by a fixed percentage of the appraised value of the properties collateralizing the loan, compared with the most recently reported 12 months of Combined Net Operating Income (“NOI”), as that term is defined in the Loan Agreement.

The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard affirmative covenants. There are limited restrictions regarding the borrowers’ use of the funds.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under the Senior Mortgages. The lenders for the Senior Mortgages are Merrill Lynch Mortgage Lending, Inc. and Morgan Stanley Mortgage Capital Inc. The Senior Mortgages are in the aggregate amount of $478.7 million and are due July 2015.

The Senior Mortgages require average monthly principal and interest payments of $3.0 million with the unpaid loan balance and accrued and unpaid interest due at maturity. The Senior Mortgages are secured by certain properties owned by the borrowers. The interest rates, per the provisions of the Senior Mortgages, are 5.68% per annum for the Merrill Lynch Mortgage Lending Agreement and 5.52% per annum for the Morgan Stanley Mortgage Capital Agreement. The default provisions of the Senior Mortgages include non-payment of principal or interest and other standard covenants. There are limited restrictions regarding our use of the funds.

U-Haul Company of Canada Mortgage Securities

U-Haul Company of Canada is the borrower under a mortgage backed loan. The loan was originated by Merrill Lynch and is in the amount of $9.8 million ($11.4 million Canadian currency). The loan is secured by certain properties owned by the borrower. The loan was entered into on June 29, 2005 at a rate of 5.75%. The loan requires monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. It has a 25 year amortization with a maturity of July 1, 2015. The default provisions of the loan include non-payment of principal or interest and other standard covenants. There are limited restrictions regarding our use of the funds.

CMBS Mezzanine Loan

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under the CMBS Mezzanine Loan. The loan was originated by Morgan Stanley Mortgage Capital, Inc. and is in the amount of $20.0 million. The loan was entered into on August 12, 2005. The interest rate per the provision of the loan agreement is the applicable LIBOR plus a margin of 5.65%. At September 30, 2005 the applicable LIBOR was 3.73%. The loan requires monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. It has a ten year amortization with a maturity of September 1, 2007. Amerco Real Estate Company and U-Haul International, Inc. are guarantors of the loan. The default provisions of the loan include non-payment of principal or interest and other standard covenants. There are limited restrictions regarding our use of the funds.

CMBS Loan

A subsidiary of Amerco Real Estate Company is a borrower under a mortgage backed loan. The lender is Morgan Stanley Mortgage Capital, Inc. and the loan is in the amount of $24.1 million. The loan was entered into on August 17, 2005 at a rate of 5.47%. The loan is secured by certain properties owned by the borrower. The loan requires monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. It has a 25 year amortization with a maturity of September 17, 2015. The default provisions of the loan include non-payment of principal or interest and other standard covenants. There are limited restrictions regarding our use of the funds.

Fleet Loans

Revolving Credit Agreement

U-Haul International, Inc. is a borrower under a revolving debt loan. The lender is Merrill Lynch Commercial Finance Corp. The maximum amount that can be drawn is $150.0 million and is due July 2010. As of September 30, 2005 the Company had $60.0 million available under its revolving credit facility.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Revolving Credit Agreement requires monthly principal and interest payments, with the unpaid loan balance and accrued unpaid interest due at maturity. The Revolving Credit Agreement is secured by various older rental trucks. The maximum amount that we can draw down under the Revolving Credit Agreement reduces by $50.0 million after the third year and another $50.0 million after the fourth year. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 1.75%. At September 30, 2005 the applicable LIBOR was 3.73%. The default provisions of the loan include non-payment of principal or interest and other standard covenants.

W.P. Carey Transactions

In 1999, AMERCO, U-Haul and Real Estate entered into financing agreements for the purchase and construction of self-storage facilities with the Bank of Montreal and Citibank (the “leases” or the “synthetic leases”). Title to the real property subject to these leases was held by non-affiliated entities.

These leases were amended and restated on March 15, 2004. In connection with such amendment and restatement, we paid down approximately $31.0 million of lease obligations and entered into leases with a three year term, with four one year renewal options. After such pay down, our lease obligation under the amended and restated synthetic leases was approximately $218.5 million.

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

U-Haul’s annual lease payments under the new lease are approximately $10.0 million per year, with CPI inflation adjustments beginning in the sixth year of the lease. The lease term is ten years, with a renewal option for an additional ten years. Upon closing of the W. P. Carey Transactions, we made a $22.9 million earn-out deposit, providing us with the opportunity to be reimbursed for certain capital improvements we previously made to the properties, and a $5.0 million security deposit. U-Haul has met the requirements under the lease regarding the return of the earn-out deposit and the earn-out deposit has been refunded.

The property management agreement we entered into with Mercury provides that Mercury will pay U-Haul a management fee based on gross self-storage rental revenues generated by the properties. During the first six months of fiscal 2006, U-Haul earned $2.0 million in management fees from Mercury.

Annual Maturities of AMERCO Consolidated Notes and Loans Payable

The annual maturity of AMERCO Consolidated long-term debt as of September 30, 2005 for the next five years and thereafter is as follows:
	Year Ending September 30,
	2006	2007	2008	2009	2010	Thereafter
	(Unaudited)
	(In thousands)
Notes payable, secured	$26,730	$28,277	$29,913	$31,645	$33,477	$715,121

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

SAC Holding II Corporation Notes and Loans Payable to Third Parties

SAC Entities notes and loans payable consisted of the following:
	September 30,	March 31,
	2005	2005
	(Unaudited)
	(In thousands)
Notes payable, secured, 7.9% interest rate, due 2014	$76,890	$77,474

4. Interest on Borrowings

Interest expense was as follows:
	Quarter Ended September 30,
	2005	2004
	(Unaudited)
	(In thousands)
Interest expense	$13,774	$14,778
Capitalized interest	(32)	-
Amortization of transaction costs	1,048	863
Interest expense (income) resulting from interest rate caps	(1,094)	845
Total AMERCO interest expense	13,696	16,486
SAC Holding II interest expense	3,014	3,968
Less: Intercompany transactions	1,465	2,394
Total SAC Holding II interest expense	1,549	1,574
Total	$15,245	$18,060

	Six Months Ended September 30,
	2005	2004
	(Unaudited)
	(In thousands)
Interest expense	$31,616	$31,342
Capitalized interest	(76)	-
Amortization of transaction costs related to early extinguishment of debt	14,384	-
Amortization of transaction costs	1,048	1,596
Interest expense (income) resulting from interest rate caps	(793)	992
Fees on early extinguishment of debt	21,243	-
Total AMERCO interest expense	67,422	33,930
SAC Holding II interest expense	6,144	7,231
Less: Intercompany transactions	3,058	4,097
Total SAC Holding II interest expense	3,086	3,134
Total	$70,508	$37,064

Interest paid in cash by AMERCO amounted to $8.0 million and $13.5 million for the second quarters of fiscal 2006 and fiscal 2005, respectively.

Interest paid in cash by AMERCO (excluding any fees from the early extinguishment of debt) amounted to $25.9 million and $28.8 million for the first six months of fiscal 2006 and fiscal 2005, respectively.

1

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The costs associated with the early extinguishment of debt include $21.2 million of fees and $14.4 million of transaction cost amortization related to retired debt.

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations. We have used interest rate swap and interest rate cap agreements to provide for matching the gain or loss recognition on the hedging instrument with the recognition of the changes in the cash flows associated with the hedged asset or liability attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. On June 8, 2005 the Company entered into separate interest rate swap contracts for $100 million of our variable rate debt over a three year term and for $100 million of our variable rate debt over a five year term, which were designated as cash flow hedges effective July 1, 2005. On May 13, 2004 the Company entered into separate interest rate cap contracts for $200 million of our variable rate debt over a two year term and for $50 million of our variable rate debt over a three year term, however these contracts were designated as cash flow hedges effective July 11, 2005 when the debt was paid down by $222.4 million.

Interest rates and company borrowings were as follows:
	Revolving Credit Activity
	Quarter ended September 30,
	2005	2004
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the second fiscal quarter	5.30%	5.60%
Interest rate at the end of the second fiscal quarter	5.48%	5.84%
Maximum amount outstanding during the second fiscal quarter	$90,000	$33,039
Average amount outstanding during the second fiscal quarter	$90,000	$21,509

	Revolving Credit Activity
	Six Months ended September 30,
	2005	2004
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the first six months	5.84%	5.50%
Interest rate at the end of the first six months	5.48%	5.84%
Maximum amount outstanding during the first six months	$135,010	$33,039
Average amount outstanding during the first six months	$106,192	$14,340

5. Comprehensive Income

The components of accumulated other comprehensive income/(loss), net of tax, were as follows:
	September 30,	March 31,
	2005	2005
	(Unaudited)
	(In thousands)
Accumulated foreign currency translation	$(33,446)	$(33,344)
Accumulated unrealized gain on investments	3,892	2,636
Accumulated fair market value of cash flow hedge	3,294	47
	$(26,260)	$(30,661)

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

A summary of accumulated comprehensive income/ (loss) components, net of tax, were as follows:
		Unrealized	Fair Market	Accumulated
	Foreign	Gain	Value of	Other
	Currency	on	Cash Flow	Comprehensive
	Translation	Investments	Hedge	Income
	(Unaudited)
	(In thousands)
Balance at March 31, 2005	$(33,344)	$2,636	$47	$(30,661)
Foreign currency translation - U-Haul	(102)	-	-	(102)
Change in fair value of cash flow hedge	-	-	3,247	3,247
Unrealized gain on investments	-	1,256	-	1,256
Balance at September 30, 2005	$(33,446)	$3,892	$3,294	$(26,260)

6. Contingent Liabilities and Commitments

The Company leases a portion of its rental equipment and certain of its facilities under operating leases with terms that expire at various dates substantially through 2034. At September 30, 2005, AMERCO has guaranteed $188.7 million of residual values for these assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, the Company has the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. AMERCO has been leasing equipment since 1987 and has experienced no material losses relating to these types of residual value guarantees.

Lease commitments having terms of more than one year as of September 30, 2005, were as follows:
	Property Plant and Equipment	Rental Equipment	Total
	(Unaudited)
		(In thousands)
Year-ended September 30,:
2006	$11,956	$110,790	$122,746
2007	11,727	87,228	98,955
2008	11,569	62,558	74,127
2009	11,163	50,013	61,176
2010	10,814	41,189	52,003
Thereafter	46,493	34,491	80,984
Total	$103,722	$386,269	$489,991

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

7. Contingencies

Shoen

On September 24, 2002, Paul F. Shoen filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Paul F. Shoen vs. SAC Holding Corporation et al., CV02-05602, seeking damages and equitable relief on behalf of AMERCO from SAC Holdings and certain current and former members of the AMERCO Board of Directors, including Edward J. Shoen, Mark V. Shoen and James P. Shoen as defendants. AMERCO is named a nominal defendant for purposes of the derivative action. The complaint alleges breach of fiduciary duty, self-dealing, usurpation of corporate opportunities, wrongful interference with prospective economic advantage and unjust enrichment and seeks the unwinding of sales of self-storage properties by subsidiaries of AMERCO to SAC Holdings over the last several years. The complaint seeks a declaration that such transfers are void as well as unspecified damages. On October 28, 2002, AMERCO, the Shoen directors, the non-Shoen directors and SAC Holdings filed Motions to Dismiss the complaint. In addition, on October 28, 2002, Ron Belec filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Ron Belec vs. William E. Carty, et al., CV 02-06331 and on January 16, 2003, M.S. Management Company, Inc. filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned M.S. Management Company, Inc. vs. William E. Carty, et al., CV 03-00386. Two additional derivative suits were also filed against these parties. These additional suits are substantially similar to the Paul F. Shoen derivative action. The five suits assert virtually identical claims. In fact, three of the five plaintiffs are parties who are working closely together and chose to file the same claims multiple times. These lawsuits alleged that the AMERCO Board lacked independence. In reaching its decision to dismiss these claims, the court determined that the AMERCO Board of Directors had the requisite level of independence required in order to have these claims resolved by the Board. The court consolidated all five complaints before dismissing them on May 28, 2003. Plaintiffs appealed and, on September 12, 2005 the Nevada Supreme Court heard oral arguments. The parties are awaiting a ruling.

Securities Litigation

AMERCO is a defendant in a consolidated putative class action lawsuit entitled “In Re AMERCO Securities Litigation”, United States District Court, Case No. CV-N-03-0050-ECR (RAM). The action alleges claims for violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 there under, section 20(a) of the Securities Exchange Act of 1934 and sections 11, 12, and 15 of the Securities Act of 1933. The action alleges among other things, that AMERCO engaged in transactions with SAC entities that falsely improved AMERCO’s financial statements and that AMERCO failed to disclose the transactions properly. The action has been transferred to the United Sates District Court, District of Arizona and assigned to Judge Bryan. Motions to dismiss are fully briefed and are before the court.

Securities and Exchange Commission

The Securities and Exchange Commission (“SEC”) has issued a formal order of investigation to determine whether the Company has violated the Federal Securities laws. The Company has produced and delivered all requested documents and information and provided testimony from all requested witnesses to the SEC. The Company continues to cooperate with the SEC. We cannot predict the outcome of the investigation.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Based upon the information currently available to Real Estate, compliance with the environmental laws and its share of the costs of investigation and cleanup of known hazardous waste sites are not expected to have a material adverse effect on AMERCO’s financial position or operating results. Real Estate expects to spend approximately $8.7 million through 2011 to remediate these properties.

Other

The Company is named as a defendant in various other litigation and claims arising out of the normal course of business. In managements’ opinion none of these other matters will have a material effect on the Company’s financial position and results of operations.

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

During the second quarter of fiscal 2006, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. The Company does not have an equity ownership interest in SAC Holdings, except for minority investments made by RepWest and Oxford in a SAC Holdings-controlled limited partnership which holds Canadian self-storage properties. The Company received cash interest payments of $7.2 million, from SAC Holdings during the first six months of fiscal 2006. The largest aggregate amount of notes receivable outstanding during the first six months of fiscal 2006 and the aggregate notes receivable balance at September 30, 2005 was $203.7 million, of this amount, $75.1 million is with SAC Holding II Corporation and eliminates in consolidation.

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

The Company currently manages the self-storage properties owned by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy and Private Mini Storage Realty (Private Mini) pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts. The Company received management fees of $9.6 million for the six months ended September 30, 2005. This management fee is consistent with the fees received for other properties the Company manages for third parties.

RepWest and Oxford currently hold a 46% limited partnership interest in Securespace Limited Partnership (“Securespace”), a Nevada limited partnership. A SAC Holdings subsidiary serves as the general partner of Securespace and owns a 1% interest. Another SAC Holdings subsidiary owns the remaining 53% limited partnership interest in Securespace. Securespace was formed by SAC Holdings to be the owner of various Canadian self-storage properties. RepWest and Oxford’s investment in Securespace is included in related party assets and is accounted for using the equity method of accounting. We do not believe that the carrying amount of their investment in Securespace is in excess of fair value.

For the six months ended September 30, 2005, the Company leased space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $1.3 million. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

At September 30, 2005, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and there subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers. For the six months ended September 30, 2005, the Company paid the above mentioned entities $21.0 million in commissions pursuant to such dealership contracts.

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

Management believes that its sales of self-storage properties to SAC Holdings in the past provided a unique structure for the Company to earn rental revenues and management fee income from the SAC Holdings self-storage properties the Company manages and to participate in SAC Holdings’ excess cash flows as described above.

Independent fleet owners own approximately 3.0% of all U-Haul rental trailers. There are approximately 880 independent fleet owners, including certain officers, directors, employees and stockholders of AMERCO. Such AMERCO officers, directors, employees and stockholders owned less than 1.0% of all U-Haul rental trailers during the first six months of fiscal 2006 and fiscal 2005. All rental equipment is operated under contract with U-Haul whereby U-Haul administers the operations and marketing of such equipment and in return receives a percentage of rental fees paid by customers. Based on the terms of various contracts, rental fees are distributed to U-Haul (for services as operators), to the fleet owners (including certain subsidiaries and related parties of U-Haul) and to rental dealers (including Company-operated U-Haul Centers).

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

During 1997, Private Mini secured a $225.0 million line of credit with a financing institution, which was subsequently reduced in accordance with its terms to $125.0 million in December 2001. Under the terms of this credit facility, AMERCO entered into a support party agreement with Private Mini whereby upon default or noncompliance with certain debt covenants by Private Mini, AMERCO assumes responsibility in fulfilling all obligations related to this credit facility. In 2003, the support party obligation was bifurcated into two separate support party obligations; one consisting of a $55.0 million support party obligation and one consisting of a $70.0 million support party obligation. At March 31, 2003, $55.0 million of AMERCO’s support party obligation had been triggered. AMERCO satisfied the $55.0 million obligation by issuing notes to the Private Mini creditor, and we correspondingly increased our receivable from Private Mini by $55.0 million. Interest from Private Mini on this receivable is being recorded by AMERCO on a regular basis. The Company expects to fully recover this amount. Under the terms of FIN 45, the remaining $70.0 million support party obligation was recognized by the Company as a liability at March 31, 2004 and March 31, 2003. This resulted in AMERCO increasing Other Liabilities by $70.0 million and increasing our receivable from Private Mini by an additional $70.0 million. At March 31, 2005, the Company revalued the FIN 45 liability to $2.9 million. Effective July 15, 2005 the $70.0 million support party obligation was terminated and AMERCO is no longer obligated on behalf of Private Mini. The $2.9 million liability recorded in the Company’s books was eliminated at the time the support party obligation was terminated. Private Mini is now a wholly owned subsidiary of 4 SAC and 5 SAC.

In August 2005, RepWest completed the sale of three storage properties to 5 SAC and the sale of nineteen storage properties to Real Estate, for approximately $50.5 million. RepWest received cash from these sales. Management believes that the foregoing transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Related Party Receivables
	September 30,	March 31,
	2005	2005
	(Unaudited)
	(In thousands)
Private Mini receivables and interest	$71,619	$70,887
Oxford note receivable from SAC Holding Corporation	5,040	5,040
U-Haul notes receivable from SAC Holding Coporation	123,578	123,578
U-Haul interest receivable from SAC Holding Corporation	37,691	35,960
U-Haul receivable from SAC Holding Corporation	4,590	1,028
SAC Holding II receivable from parent	1,600	2,202
U-Haul receivable from Mercury	3,399	2,185
Oxford and RepWest investment in Securespace	11,356	11,225
Other	(2,265)	561
	$256,608	$252,666

Related Party Liabilities
	September 30,	March 31,
	2005	2005
	(Unaudited)
	(In thousands)
SAC Holding II Corporation payable to affiliate	$10,164	$11,070

9. Consolidating Financial Information by Industry Segment

AMERCO has four reportable segments. Our segments are Moving and Storage Operations, Property and Casualty Insurance, Life Insurance and SAC Holding II.

This section includes condensed consolidating financial information which presents the condensed consolidating balance sheets as of September 30, 2005 and March 31, 2005 and the related condensed consolidating statements of operations for the second quarter and first six months of fiscal 2006 and 2005 and the condensed consolidating cash flow statements for the first six months of fiscal 2006 and 2005 for:

(a)	Moving and Storage Operations, comprised of AMERCO, U-Haul, and Real Estate and the subsidiaries of U-Haul and Real Estate

(b)	RepWest and its subsidiary

(c)	Oxford and its subsidiaries

(d)	SAC Holding II and its subsidiaries

The information includes elimination entries necessary to consolidate AMERCO, the parent, with its subsidiaries and SAC Holding II.

Investments in subsidiaries are accounted for by the parent using the equity method of accounting.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
9. Consolidating balance sheets by industry segment as of September 30, 2005 are as follows:
	Moving and Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving and Storage Consolidated	Property and Casualty Insurance(a)	Life Insurance(a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$8	$232,832	$116	$-			$232,956	$11,428	$6,613	$36,761	(f	)	$287,758	$1,375	$-			$289,133
Trade receivables, net	-	16,151	23	-			16,174	204,178	13,264	-			233,616	-	-			233,616
Notes and mortgage receivables, net	-	1,461	908	-			2,369	-	-	-			2,369	-	-			2,369
Inventories, net	-	68,498	-	-			68,498	-	-	-			68,498	1,283	-			69,781
Prepaid expenses	6,637	15,643	-	-			22,280	-	-	-			22,280	13	-			22,293
Investments, fixed maturities	-	-	-	-			-	101,588	582,041	-			683,629	-	-			683,629
Investments, other	-	64	8,056	-			8,120	131,555	109,640	(35,156)	(f	)	214,159	705	-			214,864
Deferred policy acquisition costs, net	-	-	-	-			-	1,274	47,325	-			48,599	-	-			48,599
Other assets	237	48,884	39,434	-			88,555	3,748	1,130	-			93,433	5,023	-			98,456
Related party assets	71,354	341,572	450,039	(517,773)	(d	)	345,192	54,439	32,050	(94,197)	(d,f	)	337,484	1,600	(82,476)	(d	)	256,608
	78,236	725,105	498,576	(517,773)			784,144	508,210	792,063	(92,592)			1,991,825	9,999	(82,476)			1,919,348

Investment in subsidiaries	1,391,975	-	-	(1,109,482)	(c	)	282,493	-	-	(282,493)	(c	)	-	-	-			-
Investment in SAC Holding II	(14,082)	-	-	-			(14,082)	-	-	-			(14,082)	-	14,082	(c	)	-
Total investment in subsidiaries and SAC Holding II	1,377,893	-	-	(1,109,482)			268,411	-	-	(282,493)			(14,082)	-	14,082			-

Property, plant and equipment, at cost:
Land	-	21,693	139,042	-			160,735	-	-	-			160,735	-	-			160,735
Buildings and improvements	-	86,683	633,886	-			720,569	-	-	-			720,569	-	-			720,569
Furniture and equipment	293	255,388	17,726	-			273,407	-	-	-			273,407	-	-			273,407
Rental trailers and other rental equipment	-	201,885	-	-			201,885	-	-	-			201,885	-	-			201,885
Rental trucks	-	1,229,664	-	-			1,229,664	-	-	-			1,229,664	-	-			1,229,664
SAC Holding II - property, plant and equipment (b)	-	-	-	-			-	-	-	-			-	152,188	(74,212)	(e	)	77,976
	293	1,795,313	790,654	-			2,586,260	-	-	-			2,586,260	152,188	(74,212)			2,664,236
Less: Accumulated depreciation	(270)	(1,003,740)	(274,481)	-			(1,278,491)	-	-	-			(1,278,491)	(8,757)	9,384	(e	)	(1,277,864)
Total property, plant and equipment	23	791,573	516,173	-			1,307,769	-	-	-			1,307,769	143,431	(64,828)			1,386,372

Total assets	$1,456,152	$1,516,678	$1,014,749	$(1,627,255)			$2,360,324	$508,210	$792,063	$(375,085)			$3,285,512	$153,430	$(133,222)			$3,305,720

(a) Balances as of June 30, 2005.
(b) Included in this caption is land of $57,169, buildings and improvements of $94,730, and furniture and equipment of $289.
(c) Eliminate investment in subsidiaries and SAC Holding II.
(d) Eliminate intercompany receivables and payables.
(e) Eliminate gain on sale of property from U-Haul to SAC Holding II.
(f) Elimination related to sale of assets from RepWest to Real Estate during the second quarter.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
9. Consolidating balance sheets by industry segment as of September 30, 2005 are as follows (continued):
	Moving and Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving and Storage Consolidated	Property and Casualty Insurance(a)	Life Insurance(a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$6,655	$194,806	$7,498	$-			$208,959	$-	$2,184	$-			$211,143	$1,855	$-			$212,998
AMERCO's notes and loans payable	-	121,576	743,587	-			865,163	-	-	-			865,163	-	-			865,163
SAC Holding II Corporation notes and loans, payable, non-recourse to AMERCO	-	-	-	-			-	-	-	-			-	76,890	-			76,890
Policy benefits and losses, claims and loss expenses payable	-	278,401	-	-			278,401	367,596	156,183	-			802,180	-	-			802,180
Liabilities from investment contracts	-	-	-	-			-	-	476,375	-			476,375	-	-			476,375
Other policyholders' funds and liabilities	-	-	-	-			-	8,996	10,861	-			19,857	-	-			19,857
Deferred income	-	15,169	2	-			15,171	12,143	14,279	(2,842)	(e	)	38,751	730	-			39,481
Deferred income taxes	203,408	-	-	-			203,408	(45,909)	(1,823)	-			155,676	(4,603)	(27,090)	(d	)	123,983
Related party liabilities	519,266	71,362	-	(517,773)	(c	)	72,855	8,620	13,133	(94,608)	(c	)	-	92,640	(82,476)	(c	)	10,164
Total liabilities	729,329	681,314	751,087	(517,773)			1,643,957	351,446	671,192	(97,450)			2,569,145	167,512	(109,566)			2,627,091
Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-			-	-	-	-			-	-	-			-
Series B preferred stock	-	-	-	-			-	-	-	-			-	-	-			-
Series A common stock	929	-	-	-			929	-	-	-			929	-	-			929
Common stock	9,568	540	1	(541)	(b	)	9,568	3,300	2,500	(5,800)	(b	)	9,568	-	-			9,568
Additional paid-in capital	399,667	121,230	147,481	(268,711)	(b	)	399,667	69,922	16,435	(86,357)	(b	)	399,667	-	(46,071)	(d	)	353,596
Accumulated other comprehensive income (loss)	(26,260)	(33,446)	-	33,446	(b	)	(26,260)	2,350	1,542	(3,892)	(b	)	(26,260)	-	-			(26,260)
Retained earnings	761,011	757,496	116,180	(873,676)	(b	)	761,011	81,192	100,394	(181,586)	(b	)	761,011	(14,082)	22,415	(b,d	)	769,344
Cost of common shares in treasury, net	(418,092)	-	-	-			(418,092)	-	-	-			(418,092)	-	-			(418,092)
Unearned employee stock ownership plan shares	-	(10,456)	-	-			(10,456)	-	-	-			(10,456)	-	-			(10,456)
Total stockholders' equity	726,823	835,364	263,662	(1,109,482)			716,367	156,764	120,871	(277,635)			716,367	(14,082)	(23,656)			678,629

Total liabilities and stockholders' equity	$1,456,152	$1,516,678	$1,014,749	$(1,627,255)			$2,360,324	$508,210	$792,063	$(375,085)			$3,285,512	$153,430	$(133,222)			$3,305,720

(a) Balances as of June 30, 2005.
(b) Eliminate investment in subsidiaries and SAC Holding II.
(c) Eliminate intercompany receivables and payables.
(d) Eliminate gain on sale of property from U-Haul to SAC Holding II.
(e) Elimination related to sale of assets from RepWest to Real Estate during the second quarter.

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

(a) Balances as of December 31, 2004.
(b) Included in this caption is land of $56,960, buildings and improvements of $94,620, and furniture and equipment of $226.
(c) Eliminate investment in subsidiaries and SAC Holding II.
(d) Eliminate intercompany receivables and payables.
(e) Eliminate gain on sale of property from U-Haul to SAC Holding II.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Consolidating balance sheets by industry segment as of March 31, 2005 are as follows (continued):
	Moving and Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving and Storage Consolidated	Property and Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$17,330	$185,371	$2,736	$-			$205,437	$-	$325	$-			$205,762	$1,001	$-			$206,763
AMERCO's notes and loans payable	780,008	-	-	-			780,008	-	-	-			780,008	-	-			780,008
SAC Holding II Corporation notes and loans, payable, non-recourse to AMERCO	-	-	-	-			-	-	-	-			-	77,474	-			77,474
Policy benefits and losses, claims and loss expenses payable	-	249,053	-	-			249,053	391,383	164,685	-			805,121	-	-			805,121
Liabilities from investment contracts	-	-	-	-			-	-	503,838	-			503,838	-	-			503,838
Other policyholders' funds and liabilities	-	-	-	-			-	8,669	20,973	-			29,642	-	-			29,642
Deferred income	-	11,716	2	-			11,718	12,143	14,279	-			38,140	603	-			38,743
Deferred income taxes	158,415	-	-	-			158,415	(46,948)	(1,121)	-			110,346	(4,973)	(27,249)	(d	)	78,124
Related party liabilities	115,499	355,997	249,692	(650,371)	(c	)	70,817	8,910	12,315	(92,042)	(c	)	-	92,947	(81,877)	(c	)	11,070
Total liabilities	1,071,252	802,137	252,430	(650,371)			1,475,448	374,157	715,294	(92,042)			2,472,857	167,052	(109,126)			2,530,783
Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-			-	-	-	-			-	-	-			-
Series B preferred stock	-	-	-	-			-	-	-	-			-	-	-			-
Series A common stock	929	-	-	-			929	-	-	-			929	-	-			929
Common stock	9,568	540	1	(541)	(b	)	9,568	3,300	2,500	(5,800)	(b	)	9,568	-	-			9,568
Additional paid-in capital	396,415	121,230	147,481	(268,711)	(b	)	396,415	69,922	16,435	(86,357)	(b	)	396,415	-	(46,071)	(d	)	350,344
Accumulated other comprehensive income (loss)	(30,661)	(33,344)	-	33,344	(b	)	(30,661)	2,582	54	(2,636)	(b	)	(30,661)	-	-			(30,661)
Retained earnings	663,483	623,663	106,678	(730,341)	(b	)	663,483	79,032	96,008	(175,040)	(b	)	663,483	(14,659)	22,818	(b,d	)	671,642
Cost of common shares in treasury, net	(418,092)	-	-	-			(418,092)	-	-	-			(418,092)	-	-			(418,092)
Unearned employee stock ownership plan shares	-	(10,891)	-	-			(10,891)	-	-	-			(10,891)	-	-			(10,891)
Total stockholders' equity	621,642	701,198	254,160	(966,249)			610,751	154,836	114,997	(269,833)			610,751	(14,659)	(23,253)			572,839
Total liabilities and stockholders' equity	$1,692,894	$1,503,335	$506,590	$(1,616,620)			$2,086,199	$528,993	$830,291	$(361,875)			$3,083,608	$152,393	$(132,379)			$3,103,622

(a) Balances as of December 31, 2004.
(b) Eliminate investment in subsidiaries and SAC Holding II.
(c) Eliminate intercompany receivables and payables.
(d) Eliminate gain on sale of property from U-Haul to SAC Holding II.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Consolidating statement of operations by industry segment for the quarter ended September 30, 2005 are as follows:
	Moving and Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving and Storage Consolidated	Property and Casualty Insurance(a)	Life Insurance(a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$446,705	$-	$-			$446,705	$-	$-	$-			$446,705	$2,861	$(2,861)	(b	)	$446,705
Self-storage revenues	-	28,379	441	-			28,820	-	-	-			28,820	4,781	-			33,601
Self-moving & self-storage products & service sales	-	57,874	-	-			57,874	-	-	-			57,874	4,618	-			62,492
Property management fees	-	4,578	-	-			4,578	-	-	-			4,578	-	(749)	(g	)	3,829
Life insurance premiums	-	-	-	-			-	-	30,098	(380)	(c	)	29,718	-	-			29,718
Property and casualty insurance premiums	-	-	-	-			-	5,399	-	-			5,399	-	-			5,399
Net investment and interest income	1,550	5,978	21	-			7,549	2,658	4,609	(999)	(d	)	13,817	-	(1,465)	(d	)	12,352
Other revenue	166	11,045	14,251	(15,605)	(b	)	9,857	-	1,563	(174)	(b	)	11,246	352	(178)	(b	)	11,420
Total revenues	1,716	554,559	14,713	(15,605)			555,383	8,057	36,270	(1,553)			598,157	12,612	(5,253)			605,516
Costs and expenses:
Operating expenses	1,633	291,334	1,550	(15,605)	(b	)	278,912	2,022	6,802	(3,652)	(b,c	)	284,084	6,366	(749)	(g	)	289,701
Commission expenses	-	56,058	-	-			56,058	-	-	-			56,058	-	(2,861)	(b	)	53,197
Cost of sales	-	28,423	-	-			28,423	-	-	-			28,423	2,494	-			30,917
Benefits and losses	-	-	-	-			-	3,658	20,952	2,099	(c	)	26,709	-	-			26,709
Amortization of deferred policy acquisition costs	-	-	-	-			-	635	5,219	-			5,854	-	-			5,854
Lease expense	22	36,721	13	-			36,756	-	-	-			36,756	-	(178)	(b	)	36,578
Depreciation, net	8	31,384	2,367	-			33,759	-	-	-			33,759	703	(140)	(e	)	34,322
Total costs and expenses	1,663	443,920	3,930	(15,605)			433,908	6,315	32,973	(1,553)			471,643	9,563	(3,928)			477,278
Equity in earnings of subsidiaries	84,599	-	-	(81,518)	(f	)	3,081	-	-	(3,081)	(f	)	-	-	-			-
Equity in earnings of SAC Holding II	17	-	-	-			17	-	-	-			17	-	(17)	(f	)	-
Total - equity earnings of subsidiaries and SAC Holding II	84,616	-	-	(81,518)			3,098	-	-	(3,081)			17	-	(17)			-
Earnings from operations	84,669	110,639	10,783	(81,518)			124,573	1,742	3,297	(3,081)			126,531	3,049	(1,342)			128,238
Interest expense (income)	24,676	(10,796)	(184)	-			13,696	-	-	-			13,696	3,014	(1,465)	(d	)	15,245
Pretax earnings	59,993	121,435	10,967	(81,518)			110,877	1,742	3,297	(3,081)			112,835	35	123			112,993
Income tax benefit (expense)	9,042	(46,603)	(4,281)	-			(41,842)	(610)	(1,348)	-			(43,800)	(18)	(53)	(e	)	(43,871)
Net earnings	69,035	74,832	6,686	(81,518)			69,035	1,132	1,949	(3,081)			69,035	17	70			69,122
Less: Preferred stock dividends	(3,241)	-	-	-			(3,241)	-	-	-			(3,241)	-	-			(3,241)
Earnings available to common shareholders	$65,794	$74,832	$6,686	$(81,518)			$65,794	$1,132	$1,949	$(3,081)			$65,794	$17	$70			$65,881

(a) Balances for the quarter ended June 30, 2005.
(b) Eliminate intercompany lease income and commission income.
(c) Eliminate intercompany premiums.
(d) Eliminate intercompany interest on debt.
(e) Eliminate gain on sale of surplus property from U-Haul to SAC Holding II.
(f) Eliminate equity earnings in subsidiaries and equity earnings in SAC Holding II.
(g) Eliminate management fees charged to SAC Holding II and other intercompany operating expenses.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Consolidating statement of operations by industry segment for the quarter ended September 30, 2004 are as follows:
	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance(a)	Life Insurance(a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$429,156	$-	$-			$429,156	$-	$-	$-			$429,156	$2,718	$(2,718)	(b	)	$429,156
Self-storage revenues	-	23,905	453	-			24,358	-	-	-			24,358	4,580	-			28,938
Self-moving & self-storage products & service sales	-	53,638	-	-			53,638	-	-	-			53,638	4,271	-			57,909
Property management fees	-	3,834	-	-			3,834	-	-	-			3,834	-	(725)	(g	)	3,109
Life insurance premiums	-	-	-	-			-	-	32,405	(370)	(c	)	32,035	-	-			32,035
Property and casualty insurance premiums	-	-	-	-			-	7,038	-	-			7,038	-	-			7,038
Net investment and interest income	188	5,339	26	-			5,553	3,699	5,480	(863)	(d	)	13,869	-	(2,394)	(d	)	11,475
Other revenue	-	8,796	14,103	(15,534)	(b	)	7,365	-	2,526	(232)	(b	)	9,659	207	(106)	(b	)	9,760
Total revenues	188	524,668	14,582	(15,534)			523,904	10,737	40,411	(1,465)			573,587	11,776	(5,943)			579,420

Costs and expenses:
Operating expenses	4,756	285,963	1,617	(15,534)	(b	)	276,802	982	8,334	(3,392)	(b,c	)	282,726	5,446	(725)	(g	)	287,447
Commission expenses	-	54,572	-	-			54,572	-	-	-			54,572	-	(2,718)	(b	)	51,854
Cost of sales	-	27,227	-	-			27,227	-	-	-			27,227	1,289	-			28,516
Benefits and losses	-	-	-	-			-	7,869	23,585	1,927	(c	)	33,381	-	-			33,381
Amortization of deferred policy acquisition costs	-	-	-	-			-	1,783	5,995	-			7,778	-	-			7,778
Lease expense	22	36,428	4	-			36,454	-	-	-			36,454	-	(106)	(b	)	36,348
Depreciation, net	10	27,386	2,005	-			29,401	-	-	-			29,401	642	(140)	(e	)	29,903
Total costs and expenses	4,788	431,576	3,626	(15,534)			424,456	10,634	37,914	(1,465)			471,539	7,377	(3,689)			475,227

Equity in earnings of subsidiaries	68,047	-	-	(66,325)	(f	)	1,722	-	-	(1,722)	(f	)	-	-	-			-
Equity in earnings of SAC Holding II	200	-	-	-			200	-	-	-			200	-	(200)	(f	)	-
Total - equity earnings of subsidiaries and SAC Holding II	68,247	-	-	(66,325)			1,922	-	-	(1,722)			200	-	(200)			-
Earnings from operations	63,647	93,092	10,956	(66,325)			101,370	103	2,497	(1,722)			102,248	4,399	(2,454)			104,193
Interest expense (income)	19,539	(8,030)	4,977	-			16,486	-	-	-			16,486	3,968	(2,394)	(d	)	18,060
Pretax earnings	44,108	101,122	5,979	(66,325)			84,884	103	2,497	(1,722)			85,762	431	(60)			86,133
Income tax benefit (expense)	8,864	(38,366)	(2,410)	-			(31,912)	(29)	(849)	-			(32,790)	(231)	(53)	(e	)	(33,074)
Net earnings	52,972	62,756	3,569	(66,325)			52,972	74	1,648	(1,722)			52,972	200	(113)			53,059
Less: Preferred stock dividends	(3,241)	-	-	-			(3,241)	-	-	-			(3,241)	-	-			(3,241)
Earnings available to common shareholders	$49,731	$62,756	$3,569	$(66,325)			$49,731	$74	$1,648	$(1,722)			$49,731	$200	$(113)			$49,818

(a) Balances for the quarter ended June 30, 2004.
(b) Eliminate intercompany lease income and commission income.
(c) Eliminate intercompany premiums.
(d) Eliminate intercompany interest on debt.
(e) Eliminate gain on sale of surplus property from U-Haul to SAC Holding II.
(f) Eliminate equity earnings of subsidiaries and equity earnings in SAC Holding II.
(g) Eliminate management fees charged to SAC Holding II and other intercompany operating expenses.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Consolidating statements of operations by industry for the six months ended September 30, 2005 are as follows:
	Moving and Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving and Storage Consolidated	Property and Casualty Insurance(a)	Life Insurance(a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$847,965	$-	$-			$847,965	$-	$-	$-			$847,965	$5,349	$(5,349)	(b	)	$847,965
Self-storage revenues	-	52,172	896	-			53,068	-	-	-			53,068	9,301	-			62,369
Self-moving & self-storage products & service sales	-	119,672	-	-			119,672	-	-	-			119,672	9,383	-			129,055
Property management fees	-	9,746	-	-			9,746	-	-	-			9,746	-	(1,477)	(g	)	8,269
Life insurance premiums	-	-	-	-			-	-	60,064	(757)	(c	)	59,307	-	-			59,307
Property and casualty insurance premiums	-	-	-	-			-	10,223	-	-			10,223	-	-			10,223
Net investment and interest income	2,962	10,716	25	-			13,703	6,143	11,275	(1,997)	(d	)	29,124	-	(3,058)	(d	)	26,066
Other revenue	175	21,061	28,714	(31,158)	(b	)	18,792	-	3,004	(359)	(b	)	21,437	638	(355)	(b	)	21,720
Total revenues	3,137	1,061,332	29,635	(31,158)			1,062,946	16,366	74,343	(3,113)			1,150,542	24,671	(10,239)			1,164,974

Costs and expenses:
Operating expenses	5,030	557,609	3,141	(31,158)	(b	)	534,622	4,422	14,190	(7,152)	(b,c	)	546,082	11,888	(1,477)	(g	)	556,493
Commission expenses	-	106,564	-	-			106,564	-	-	-			106,564	-	(5,349)	(b	)	101,215
Cost of sales	-	57,710	-	-			57,710	-	-	-			57,710	4,251	-			61,961
Benefits and losses	-	-	-	-			-	7,131	42,853	4,039	(c	)	54,023	-	-			54,023
Amortization of deferred policy acquisition costs	-	-	-	-			-	1,489	10,563	-			12,052	-	-			12,052
Lease expense	41	70,157	30	-			70,228	-	-	-			70,228	-	(355)	(b	)	69,873
Depreciation, net	15	62,901	4,491	-			67,407	-	-	-			67,407	1,432	(280)	(e	)	68,559
Total costs and expenses	5,086	854,941	7,662	(31,158)			836,531	13,042	67,606	(3,113)			914,066	17,571	(7,461)			924,176
Equity in earnings of subsidiaries	149,881	-	-	(143,335)	(f	)	6,546	-	-	(6,546)	(f	)	-	-	-			-
Equity in earnings of SAC Holding II	577	-	-	-			577	-	-	-			577	-	(577)	(f	)	-
Total - equity earnings of subsidiaries and SAC Holding II	150,458	-	-	(143,335)			7,123	-	-	(6,546)			577	-	(577)			-
Earnings from operations	148,509	206,391	21,973	(143,335)			233,538	3,324	6,737	(6,546)			237,053	7,100	(3,355)			240,798
Interest expense (income)	35,824	(10,118)	6,089	-			31,795	-	-	-			31,795	6,144	(3,058)	(d	)	34,881
Fees on early extinguishment of debt	35,627	-	-	-			35,627	-	-	-			35,627	-	-			35,627
Pretax earnings	77,058	216,509	15,884	(143,335)			166,116	3,324	6,737	(6,546)			169,631	956	(297)			170,290
Income tax benefit (expense)	26,952	(82,676)	(6,382)	-			(62,106)	(1,164)	(2,351)	-			(65,621)	(379)	(106)	(e	)	(66,106)
Net earnings	104,010	133,833	9,502	(143,335)			104,010	2,160	4,386	(6,546)			104,010	577	(403)			104,184
Less: Preferred stock dividends	(6,482)	-	-	-			(6,482)	-	-	-			(6,482)	-	-			(6,482)
Earnings available to common shareholders	$97,528	$133,833	$9,502	$(143,335)			$97,528	$2,160	$4,386	$(6,546)			$97,528	$577	$(403)			$97,702
(a) Balances for the six months ended June 30, 2005.
(b) Eliminate intercompany lease income and commission income.
(c) Eliminate intercompany premiums.
(d) Eliminate intercompany interest on debt.
(e) Eliminate gain on sale of surplus property from U-Haul to SAC Holding II.
(f) Eliminate equity earnings in subsidiaries and equity earnings in SAC Holding II.
(g) Eliminate management fees charged to SAC Holding II and other intercompany operating expenses.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Consolidating statements of operations by industry for the six months ended September 30, 2004 are as follows:
	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance(a)	Life Insurance(a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$818,819	$79	$-			$818,898	$-	$-	$-			$818,898	$5,127	$(5,127)	(b	)	$818,898
Self-storage revenues	-	49,547	1,121	-			50,668	-	-	-			50,668	8,845	-			59,513
Self-moving & self-storage products & service sales	-	110,650	15	-			110,665	-	-	-			110,665	8,608	-			119,273
Property management fees	-	7,488	-	-			7,488	-	-	-			7,488	-	(1,397)	(g	)	6,091
Life insurance premiums	-	-	-	-			-	-	66,037	(743)	(c	)	65,294	-	-			65,294
Property and casualty insurance premiums	-	-	-	-			-	16,840	-	-			16,840	-	-			16,840
Net investment and interest income	4,954	11,299	54	-			16,307	8,236	11,661	(3,056)	(d	)	33,148	-	(4,097)	(d	)	29,051
Other revenue	3	15,099	28,163	(31,011)	(b	)	12,254	-	5,354	(390)	(b	)	17,218	542	(355)	(b	)	17,405
Total revenues	4,957	1,012,902	29,432	(31,011)			1,016,280	25,076	83,052	(4,189)			1,120,219	23,122	(10,976)			1,132,365

Costs and expenses:
Operating expenses	11,527	555,691	3,647	(31,011)	(b	)	539,854	1,557	16,605	(8,650)	(b,c	)	549,366	11,389	(1,397)	(g	)	559,358
Commission expenses	-	103,894	-	-			103,894	-	-	-			103,894	-	(5,127)	(b	)	98,767
Cost of sales	-	53,235	8	-			53,243	-	-	-			53,243	3,013	-			56,256
Benefits and losses	-	-	-	-			-	17,897	47,694	4,461	(c	)	70,052	-	-			70,052
Amortization of deferred policy acquisition costs	-	-	-	-			-	5,153	12,583	-			17,736	-	-			17,736
Lease expense	44	77,167	27	-			77,238	-	-	-			77,238	-	(355)	(b	)	76,883
Depreciation, net	17	53,851	3,084	-			56,952	-	-	-			56,952	1,260	(280)	(e	)	57,932
Total costs and expenses	11,588	843,838	6,766	(31,011)			831,181	24,607	76,882	(4,189)			928,481	15,662	(7,159)			936,984

Equity in earnings of subsidiaries	123,071	-	-	(118,741)	(f	)	4,330	-	-	(4,330)	(f	)	-	-	-			-
Equity in earnings of SAC Holding II	77	-	-	-			77	-	-	-			77	-	(77)	(f	)	-
Total - equity earnings of subsidiaries and SAC Holding II	123,148	-	-	(118,741)			4,407	-	-	(4,330)			77	-	(77)			-
Earnings from operations	116,517	169,064	22,666	(118,741)			189,506	469	6,170	(4,330)			191,815	7,460	(3,894)			195,381
Interest expense (income)	34,210	(6,904)	6,624	-			33,930	-	-	-			33,930	7,231	(4,097)	(d	)	37,064
Pretax earnings	82,307	175,968	16,042	(118,741)			155,576	469	6,170	(4,330)			157,885	229	203			158,317
Income tax benefit (expense)	14,997	(66,889)	(6,380)	-			(58,272)	(157)	(2,152)	-			(60,581)	(152)	(106)	(e	)	(60,839)
Net earnings	97,304	109,079	9,662	(118,741)			97,304	312	4,018	(4,330)			97,304	77	97			97,478
Less: Preferred stock dividends	(6,482)	-	-	-			(6,482)	-	-	-			(6,482)	-	-			(6,482)
Earnings available to common shareholders	$90,822	$109,079	$9,662	$(118,741)			$90,822	$312	$4,018	$(4,330)			$90,822	$77	$97			$90,996

(a) Balances for the six months ended June 30, 2004.
(b) Eliminate intercompany lease income and commission income.
(c) Eliminate intercompany premiums.
(d) Eliminate intercompany interest on debt.
(e) Eliminate gain on sale of surplus property from U-Haul to SAC Holding II.
(f) Eliminate equity earnings of subsidiaries and equity earnings in SAC Holding II.
(g) Eliminate management fees charged to SAC Holding II and other intercompany operating expenses.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Consolidating cash flow statements by industry segment for the six months ended September 30, 2005 are as follows:
	Moving and Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving and Storage Consolidated	Property and Casualty Insurance (a)	Life Insurance(a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings (loss)	$104,010	$133,833	$9,502	$(143,335)	$104,010	$2,160	$4,386	$(6,546)	$104,010	$577	$(403)	$104,184
Earnings from consolidated entities	(150,458)	-	-	143,335	(7,123)	-	-	6,546	(577)	-	577	-
Depreciation	15	56,960	4,491	-	61,466	-	-	-	61,466	1,432	(280)	62,618
Amortization of deferred policy acquistion costs	-	-	-	-	-	1,852	11,611	-	13,463	-	-	13,463
Change in provision for losses on trade receivables	-	(620)	-	-	(620)	-	-	-	(620)	-	-	(620)
Reduction of inventory reserves	-	(1,000)	-	-	(1,000)	-	-	-	(1,000)	-	-	(1,000)
Net (gain) loss on sale of real and personal property	-	5,941	-	-	5,941	(70)	-	-	5,871	-	-	5,871
Net (gain) loss on sale of investments	-	-	-	-	-	794	689	-	1,483	-	-	1,483
Deferred income taxes	44,993	-	-	-	44,993	1,039	(702)	-	45,330	370	159	45,859
Net change in other operating assets and liabilities:
Trade receivables	-	(6,237)	3	-	(6,234)	7,643	2,412	-	3,821	-	-	3,821
Inventories	-	(5,009)	-	-	(5,009)	-	-	-	(5,009)	(114)	-	(5,123)
Prepaid expenses	(1,774)	(778)	-	-	(2,552)	-	-	-	(2,552)	133	-	(2,419)
Capitalization of deferred policy acquisition costs	-	-	-	-	-	(1,490)	-	-	(1,490)	-	-	(1,490)
Other assets	13,970	11,396	(13,150)	-	12,216	167	481	-	12,864	(784)	-	12,080
Related party assets	380,996	(461)	1,227	(389,978)	(8,216)	2,040	166	2,155	(3,855)	602	546	(2,707)
Accounts payable and accrued expenses	(9,035)	2,429	4,765	-	(1,841)	(231)	(2,290)	4,858	496	652	-	1,148
Policy benefits and losses, claims and loss expenses payable	-	29,348	-	-	29,348	(23,787)	(8,502)	-	(2,941)	-	-	(2,941)
Other policyholder's funds and liabilities	-	-	-	-	-	327	(10,112)	-	(9,785)	-	-	(9,785)
Deferred income	-	3,453	-	-	3,453	-	-	(2,842)	611	127	-	738
Related party liabilities	(9,626)	(284,635)	(94,914)	389,978	803	(290)	818	(2,566)	(1,235)	(307)	(599)	(2,141)
Net cash provided (used) by operating activities	373,091	(55,380)	(88,076)	-	229,635	(9,846)	(1,043)	1,605	220,351	2,688	-	223,039
Cash flows from investing activities:
Purchases of:
Property, plant and equipment	-	(80,601)	(41,773)	-	(122,374)	-	-	-	(122,374)	(382)	-	(122,756)
Short term investments	-	-	-	-	-	(98,015)	(121,760)	-	(219,775)	(705)	-	(220,480)
Fixed maturities investments	-	-	-	-	-	(31,432)	(129,670)	-	(161,102)	-	-	(161,102)
Equity securities	-	-	-	-	-	-	-	-	-	-	-	-
Real estate	-	-	-	-	-	-	-	-	-	-	-	-
Mortgage loans	-	-	-	-	-	-	(1,250)	-	(1,250)	-	-	(1,250)
Proceeds from sales of:
Property, plant and equipment	-	30,264	5	-	30,269	-	-	-	30,269	-	-	30,269
Short term investments	-	-	-	-	-	110,674	197,473	-	308,147	-	-	308,147
Fixed maturities investments	-	-	-	-	-	21,235	72,897	-	94,132	-	-	94,132
Equity securities	-	-	-	-	-	-	9,250	-	9,250	-	-	9,250
Preferred stock	-	-	-	-	-	7,842	-	-	7,842	-	-	7,842
Real estate	-	-	-	-	-	332	514	35,156	36,002	-	-	36,002
Mortgage loans	-	-	-	-	-	-	4,823	-	4,823	-	-	4,823
Payments from notes and mortgage receivables	-	(441)	37	-	(404)	-	-	-	(404)	-	-	(404)
Net cash provided (used) by investing activities	-	(50,778)	(41,731)	-	(92,509)	10,636	32,277	35,156	(14,440)	(1,087)	-	(15,527)

(a) Balance for the six months ended June 30, 2005.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Moving and Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving and Storage Consolidated	Property and Casualty Insurance (a)	Life Insurance(a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	80,266	139,557	948,495	-	1,168,318	-	-	-	1,168,318	-	-	1,168,318
Principal repayments on credit facilities	(860,274)	(17,981)	(204,908)	-	(1,083,163)	-	-	-	(1,083,163)	(584)	-	(1,083,747)
Debt issuance costs		(698)	(24,547)		(25,245)				(25,245)			(25,245)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	435	-	-	435	-	-	-	435	-	-	435
Proceeds from (repayment of) intercompany loans	413,393	180,051	(593,444)	-	-	-	-	-	-	-	-	-
Preferred stock dividends paid	(6,482)	-	-	-	(6,482)	-	-	-	(6,482)	-	-	(6,482)
Investment contract deposits	-	-	-	-	-	-	10,405	-	10,405	-	-	10,405
Investment contract withdrawals	-	-	-	-	-	-	(38,018)	-	(38,018)	-	-	(38,018)
Net cash provided by financing activities	(373,097)	301,364	125,596	-	53,863	-	(27,613)	-	26,250	(584)	-	25,666

Increase (decrease) in cash and cash equivalents	(6)	195,206	(4,211)	-	190,989	790	3,621	36,761	232,161	1,017	-	233,178
Cash and cash equivalents at beginning of year	14	37,626	4,327	-	41,967	10,638	2,992	-	55,597	358	-	55,955
Cash and cash equivalents at end of year	$8	$232,832	$116	$-	$232,956	$11,428	$6,613	$36,761	$287,758	$1,375	$-	$289,133

(a) Balance for the six months ended June 30, 2005,

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Consolidating cash flow statements by industry segment for the six months ended September 30, 2004 are as follows:
	Moving and Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving and Storage Consolidated	Property and Casualty Insurance (a)	Life Insurance a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings (loss)	$97,304	$109,079	$9,662	$(118,741)	$97,304	$312	$4,018	$(4,330)	$97,304	$77	$97	$97,478
Earnings from consolidated entities	(112,271)	-	-	118,523	6,252	-	-	(6,329)	(77)	-	77	-
Depreciation	17	51,149	4,309	-	55,475	-	-	-	55,475	1,260	(280)	56,455
Amortization of deferred policy acquisition costs	-	-	-	-	-	5,153	13,563	-	18,716	-	-	18,716
Change in provision for losses on trade receivables	-	102	-	-	102	-	-	-	102	-	-	102
Net (gain) loss on sale of real and personal property	-	2,702	(1,225)	-	1,477	(242)	-	-	1,235	-	-	1,235
Net (gain) loss on sale of investments	-	-	-	-	-	(127)	171	-	44	-	-	44
Deferred income taxes	55,443	-	-	-	55,443	(1,504)	(4,477)	-	49,462	144	106	49,712
Net change in other operating assets and liabilities:
Trade receivables	-	(3,308)	(1,483)	-	(4,791)	20,691	1,429	-	17,329	-	-	17,329
Inventories	-	(2,852)	-	-	(2,852)	-	-	-	(2,852)	(222)	-	(3,074)
Prepaid expenses	(2,613)	(827)	2	-	(3,438)	-	-	-	(3,438)	(193)	-	(3,631)
Capitalization of deferred policy acquisition costs	-	-	-	-	-	(3,456)	(3,276)	-	(6,732)	-	-	(6,732)
Other assets	4,527	(24,798)	(1,765)	-	(22,036)	1,149	220	-	(20,667)	(303)	-	(20,970)
Related party assets	(56,548)	(6,498)	674	55,845	(6,527)	8,252	-	(5,774)	(4,049)	(1,000)	809	(4,240)
Accounts payable and accrued expenses	(9,756)	5,085	1,173	218	(3,280)	(734)	-	10,659	6,645	664	-	7,309
Policy benefits and losses, claims and loss expenses payable	-	25,857	-	-	25,857	(50,670)	(7,012)	-	(31,825)	-	-	(31,825)
Other policyholder's funds and liabilities	-	-	-	-	-	(2,597)	(2,002)	-	(4,599)	-	-	(4,599)
Deferred income	-	(2,019)	(34)	-	(2,053)	-	-	-	(2,053)	22	-	(2,031)
Related party liabilities	(61)	50,739	-	(55,845)	(5,167)	320	1,768	5,640	2,561	9	(809)	1,761
Net cash provided (used) by operating activities	(23,958)	204,411	11,313	-	191,766	(23,453)	4,402	(134)	172,581	458	-	173,039
Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(6)	(160,334)	(1,114)	-	(161,454)	-	-	-	(161,454)	(239)	-	(161,693)
Short term investments	-	-	-	-	-	(97,627)	-	-	(97,627)	-	-	(97,627)
Fixed maturities investments	-	-	-	-	-	(1,438)	(57,978)	-	(59,416)	-	-	(59,416)
Other asset investments, net	-	(1,387)	-	-	(1,387)	-	-	-	(1,387)	-	-	(1,387)
Equity securities	-	-	-	-	-	-	(6,765)	-	(6,765)	-	-	(6,765)
Proceeds from sales of:
Property, plant and equipment	-	216,192	1,847	-	218,039	-	-	-	218,039	-	-	218,039
Short term investments	-	-	-	-	-	98,188	-	-	98,188	-	-	98,188
Fixed maturities investments	-	-	-	-	-	15,483	47,919	-	63,402	-	-	63,402
Preferred stock	-	-	-	-	-	11,881	2,708	-	14,589	-	-	14,589
Other asset investments, net	-	-	-	-	-	-	44,989	-	44,989	-	-	44,989
Real estate	-	-	-	-	-	1,964	-	-	1,964	-	-	1,964
Mortgage loans	-	-	-	-	-	-	1,913	-	1,913	-	-	1,913
Notes and mortgage receivables	-	(2,192)	35	-	(2,157)	-	-	-	(2,157)	-	-	(2,157)
Net cash provided (used) by investing activities	(6)	52,279	768	-	53,041	28,451	32,786	-	114,278	(239)	-	114,039

(a) Balance for the six months ended June 30, 2004.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Moving and Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving and Storage Consolidated	Property and Casualty Insurance (a)	Life Insurance(a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	14,385	-	-	-	14,385	-	-	-	14,385	-	-	14,385
Principal repayments on credit facilities	(180,057)	-	-	-	(180,057)	-	-	-	(180,057)	(536)	-	(180,593)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	428	-	-	428	-	-	-	428	-	-	428
Payoff of capital leases	-	(99,607)	-	-	(99,607)	-	-	-	(99,607)	-	-	(99,607)
Proceeds from (repayment of) intercompany notes payable	(134)	-	-	-	(134)	-	-	134	-	-	-	-
Proceeds from (repayment of) intercompany loans	199,509	(187,750)	(11,759)	-	-	-	-	-	-	-	-	-
Preferred stock dividends paid	(9,723)	-	-	-	(9,723)	-	-	-	(9,723)	-	-	(9,723)
Investment contract deposits	-	-	-	-	-	-	13,427	-	13,427	-	-	13,427
Investment contract withdrawals	-	-	-	-	-	-	(61,193)	-	(61,193)	-	-	(61,193)
Net cash provided by financing activities	23,980	(286,929)	(11,759)	-	(274,708)	-	(47,766)	134	(322,340)	(536)	-	(322,876)

Increase (decrease) in cash and cash equivalents	16	(30,239)	322	-	(29,901)	4,998	(10,578)	-	(35,481)	(317)	-	(35,798)
Cash and cash equivalents at beginning of year	-	64,717	661	-	65,378	-	15,168	-	80,546	1,011	-	81,557
Cash and cash equivalents at end of year	$16	$34,478	$983	$-	$35,477	$4,998	$4,590	$-	$45,065	$694	$-	$45,759

(a) Balance for the six months ended June 30, 2004.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Industry Segment and Geographic Area Data
	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter Ended September 30, 2005
Total revenues	$587,108	$18,408	$605,516
Depreciation and amortization, net	39,326	850	40,176
Interest expense (income)	18,163	(2,918)	15,245
Pretax earnings	109,260	3,733	112,993
Income tax expense	43,847	24	43,871
Identifiable assets	3,231,345	74,375	3,305,720

Quarter Ended September 30, 2004
Total revenues	$563,361	$16,059	$579,420
Depreciation and amortization, net	36,489	1,192	37,681
Interest expense (income)	18,070	(10)	18,060
Pretax earnings	83,190	2,943	86,133
Income tax expense	33,074	-	33,074
Identifiable assets	3,104,125	70,099	3,174,224

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Six Months Ended September 30, 2005
Total revenues	$1,132,185	$32,789	$1,164,974
Depreciation and amortization, net	78,130	2,481	80,611
Interest expense (income)	37,803	(2,922)	34,881
Pretax earnings	163,688	6,602	170,290
Income tax expense	66,082	24	66,106
Identifiable assets	3,231,345	74,375	3,305,720

Six Months Ended September 30, 2004
Total revenues	$1,101,893	$30,472	$1,132,365
Depreciation and amortization, net	73,275	2,393	75,668
Interest expense (income)	37,076	(12)	37,064
Pretax earnings	152,493	5,824	158,317
Income tax expense	60,839	-	60,839
Identifiable assets	3,104,125	70,099	3,174,224

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with the overall strategy of AMERCO, followed by a description of our business segments and the strategy of our business segments to give the reader an overview of the goals of our business and the direction in which our businesses and products are moving. This is followed by a discussion of the Critical Accounting Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for the second quarter and six months ending September 30, 2005 compared with the same periods last year beginning with an overview. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources”. We conclude this MD&A by discussing our outlook for the remainder of fiscal 2006.

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

Description of Operating Segments

AMERCO has four reportable segments. They are Moving and Storage Operations (AMERCO, U-Haul and Real Estate), Property and Casualty Insurance, Life Insurance and SAC Holding II.

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

With respect to our retail sales of product, U-Haul continues in its role as America’s leading hitch installer. Each year, more than a million customers visit our locations for expertise on complete towing systems, trailer rentals and the latest in towing accessories. In addition, U-Haul has developed specialty boxes to protect customers personal possessions including antiques, fine china, wine bottles, electronics, pictures and much more.

eMove is an online marketplace that connects consumers to a network of over 6,000 independent sellers of Moving Help® and Self-Storage services. Our network of customer rated Affiliates provide pack and load help, cleaning help, self-storage and more, all over North America.

An individual or a company can connect to the eMove network by becoming an eMove Moving Help® Affiliate or an eMove Storage Affiliate. Moving Helpers assist customers with packing, loading, cleaning and unloading their truck or storage unit. A Moving Help® phone access system was launched in September 2004 and has already serviced over 35,000 customers in its first year. The Storage Affiliate program enables independent self-storage facilities to expand their reach by connecting into a centralized 1-800 and internet reservation system and for a fee, receive an array of services including web-based management software, S.O.A.R® rentals, co-branded rental trucks, savings on insurance, credit card processing and more. Over 3,000 facilities are now registered on the eMove network.

With over 50,000 unedited reviews of independent vendors, the marketplace has facilitated over 100,000 Moving Help® and Self-Storage transactions all over North America. We believe that acting as an intermediary, with little added investment, serves the customer in a cost effective manner. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

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

Life Insurance Operating Segment

Oxford originates and reinsures annuities, ordinary life, group life and disability coverage, and Medicare supplement insurance. Oxford also administers the self-insured employee health and dental plans for Arizona employees of the Company.

SAC Holdings Operating Segment

SAC Holding Corporation and its subsidiaries, and SAC Holding II Corporation and its subsidiaries, collectively referred to as “SAC Holdings”, own self-storage properties that are managed by U-Haul under property management agreements and act as independent U-Haul rental equipment dealers. AMERCO, through its subsidiaries, has contractual interests in certain of SAC Holdings’ properties entitling AMERCO to potential future income based on the financial performance of these properties. With respect to SAC Holding II Corporation, AMERCO is considered the primary beneficiary of these contractual interests. Consequently, we include the results of SAC Holdings II Corporation in the consolidated financial statements of AMERCO, as required by FIN 46(R).

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our accounting policies can have a significant impact on the results we report in our financial statements. Accounting policies are considered critical when they are significant and involve difficult, subjective or complex judgments or estimates. Certain accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The accounting policies that we deem most critical to us and that require management’s most difficult and subjective judgments include our principles of consolidation, the recoverability of property, plant and equipment, the adequacy of insurance reserves, the recognition and measurement of impairments for investments, and the recognition and measurement of income tax assets and liabilities.

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

Principles of Consolidation

The condensed consolidated financial statements for the second quarter and first six months of fiscal 2006 and fiscal 2005 and the balance sheet as of March 31, 2005, include the accounts of AMERCO, its wholly owned subsidiaries and SAC Holding II Corporation and its subsidiaries.

In fiscal 2003 and fiscal 2002, SAC Holding Corporation and SAC Holding II Corporation (together, “SAC Holdings”) were considered special purpose entities and were consolidated based on the provisions of Emerging Issues Task Force (EITF) Issue No. 90-15.

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

We regularly perform reviews to determine whether facts and circumstances exist which indicate that the carrying amount of assets, including estimates of residual value, may not be recoverable or that the useful life of assets is shorter or longer than originally estimated. We assess the recoverability of our assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If assets are determined to be recoverable, but the useful lives are shorter or longer than originally estimated, the net book value of these assets are depreciated over the newly determined remaining useful lives.

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

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended September 30, 2005 compared with the Quarter Ended September 30, 2004

Listed below on a consolidated basis are revenues for our major product lines for the second quarter of fiscal 2006 and the second quarter of fiscal 2005:
	Quarter Ended September 30,
	2005	2004
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$446,705	$429,156
Self-storage revenues	33,601	28,938
Self-moving and self-storage products and service sales	62,492	57,909
Property management fees	3,829	3,109
Life insurance premiums	29,718	32,035
Property and casualty insurance premiums	5,399	7,038
Net investment and interest income	12,352	11,475
Other revenue	11,420	9,760
Consolidated revenue	$605,516	$579,420

During the second quarter of fiscal 2006, Self-moving equipment rentals increased $17.5 million primarily from improved equipment utilization. Other contributing factors are pricing and product mix. Storage revenues increased $4.7 million for the second quarter of fiscal 2006 compared to fiscal 2005 as a result of higher occupancy rates and pricing. Sales of self-moving and self-storage related products and services increased $4.6 million following our growth in moving equipment rental revenues.

RepWest continued to exit non U-Haul related lines of business and as a result, its premium revenues declined $1.6 million. Oxford’s premium revenues declined $2.3 million primarily as a result of the lingering effects of its rating downgrade by A. M. Best in 2003.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $605.5 million for the second quarter of fiscal 2006, compared with $579.4 million for the second quarter of fiscal 2005.

Listed below are revenues and earnings from operations at each of our four operating segments for the second quarter of fiscal 2006 and the second quarter of fiscal 2005.
	Quarter Ended September 30,
	2005	2004
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$555,383	$523,904
Earnings from operations	124,573	101,370
Property and casualty insurance
Revenues	8,057	10,737
Earnings from operations	1,742	103
Life insurance
Revenues	36,270	40,411
Earnings from operations	3,297	2,497
SAC Holding II
Revenues	12,612	11,776
Earnings from operations	3,049	4,399
Eliminations
Revenues	(6,806)	(7,408)
Earnings from operations	(4,423)	(4,176)
Consolidated Results
Revenues	605,516	579,420
Earnings from operations	128,238	104,193

Total costs and expenses rose by $2.1 million. The primary reason was due to increased business activity of U-Haul offset by improved loss experience at the insurance companies.

As a result of the above mentioned changes in revenues and expenses, earnings from operations improved to $128.2 million in the second quarter of fiscal 2006, compared with $104.2 million for the second quarter of fiscal 2005.

Interest expense for the second quarter of fiscal 2006 was $15.2 million, compared with $18.1 million in the second quarter of fiscal 2005.

Income tax expense was $43.9 million in the second quarter of fiscal 2006 compared, with $33.1 million in second quarter of fiscal 2005.

Dividends accrued on our Series A preferred stock were $3.2 million in second quarter of fiscal 2006, unchanged from the second quarter of fiscal 2005.

As a result of the above mentioned items, net earnings available to common shareholders rose to a record $65.9 million in the second quarter of fiscal 2006, compared with $49.8 million in the second quarter of fiscal 2005.

The weighted average common shares outstanding: basic and diluted were 20,848,620 in second quarter of fiscal 2006 and 20,801,525 in the second quarter of fiscal 2005.

Basic and diluted earnings per share in the second quarter of fiscal 2006 were $3.16, compared with $2.39 for the same period last year.

In our second quarter of fiscal 2006, hurricanes Katrina and Rita struck the Gulf Coast of the United States causing business interruption to a number of our operating facilities. We identified customers impacted by the hurricanes and our rapid response teams provided a variety of solutions to divert operations to alternate facilities and restore operations where possible. We have been able to redeploy assets and employees to service our customers in cases where the facilities remain inoperable or have not returned to full operating capacity. We lost approximately 150 trucks and 150 trailers during and after the devastation caused by these hurricanes. We maintain property and business interruption insurance coverage with independent third parties to mitigate the financial impact of these types of catastrophic events. Our insurance deductible is $500,000 and has been recorded in our second quarter.

Moving and Storage

Quarter Ended September 30, 2005 compared with the Quarter Ended September 30, 2004

Listed below are revenues for the major product lines at our Moving and Storage operating segment (AMERCO, U-Haul and Real Estate) for the second quarter of fiscal 2006 and the second quarter of fiscal 2005:
	Quarter Ended September 30,
	2005	2004
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$446,705	$429,156
Self-storage revenues	28,820	24,358
Self-moving and self-storage products and service sales	57,874	53,638
Property management fees	4,578	3,834
Net investment and interest income	7,549	5,553
Other revenue	9,857	7,365
Segment revenue	$555,383	$523,904

During the second quarter of fiscal 2006, self-moving equipment rentals increased $17.5 million primarily from improved equipment utilization. Other contributing factors were pricing and product mix. Storage revenues at Company owned locations increased by $4.5 million for the second quarter of fiscal 2006 compared to fiscal 2005 as a result of higher occupancy rates and pricing. Sales of self-moving and self-storage related products and services increased $4.2 million following our growth in moving equipment rental revenues.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the condensed consolidated financial statement for Moving and Storage represent Company-owned locations only. Self-storage data for our Company-owned storage locations is as follows:

	Quarter Ended September 30,
	2005	2004
	(Unaudited)
	(In thousands, except occupancy rate)
Rooms available as of September 30	125	125
Square footage available as of September 30	9,708	9,745
Average # of rooms occupied	112	106
Average occupancy rate based on room count	90.0%	84.5%
Average square footage occupied	8,893	8,456

Self-moving and self-storage products and service sales consist of the following:

	Quarter Ended September 30,
	2005	2004
	(Unaudited)
	(In thousands)
Support sales items	$27,540	$25,191
Hitches (Material / Installation)	21,010	19,641
Propane and accessories	9,104	8,609
Other sales	220	197
	$57,874	$53,638

Total costs and expenses increased $9.5 million in the second quarter of fiscal 2006 compared with the second quarter of fiscal 2005. Operating expenses increased $2.1 million primarily from transaction driven expenses such as personnel and insurance. Depreciation expense increased $4.4 million primarily due to lease buy outs and certain residual value adjustments on our trucks. Overall total cost and expense increases were less than revenue increases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $124.6 million in second quarter of fiscal 2006, compared with $101.4 million for second quarter of fiscal 2005.

U-Haul International, Inc.

Quarter Ended September 30, 2005 compared with the Quarter Ended September 30, 2004

Listed below are revenues for the major product lines at U-Haul International, Inc. for the second quarter of fiscal 2006 and the second quarter of fiscal 2005:
	Quarter Ended September 30,
	2005	2004
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$446,705	$429,156
Self-storage revenues	28,379	23,905
Self-moving and self-storage products and service sales	57,874	53,638
Property management fees	4,578	3,834
Net investment and interest income	5,978	5,339
Other revenue	11,045	8,796
U-Haul International, Inc. revenue	$554,559	$524,668

During second quarter of fiscal 2006, self-moving equipment rentals increased $17.5 million primarily from improved equipment utilization. Other contributing factors are pricing and product mix. Storage revenues increased $4.5 million for the second quarter of fiscal 2006 compared to fiscal 2005 as a result of higher occupancy rates and pricing. Sales of self-moving and self-storage related products and services increased $4.2 million, which consist of support sales items that increased $2.3 million, sales of hitches and installations that increased $1.4 million and propane and accessories that increased $0.5 million.

Total costs and expenses increased $12.3 million in the second quarter of fiscal 2006 compared with the second quarter of fiscal 2005. Operating expenses increased $5.4 million primarily from transaction driven expenses such as personnel and insurance. Depreciation expense increased $4.0 million primarily due to lease buy outs and certain residual value adjustments on our trucks. Overall total cost and expense increases were less than revenue increases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $110.6 million in the second quarter of fiscal 2006, compared with $93.1 million in the second quarter of fiscal 2005.

Republic Western Insurance Company

Quarter Ended June 30, 2005 compared with the Quarter Ended June 30, 2004

Premium revenues were $5.4 million and $7.0 million for the second quarters ended June 30, 2005 and 2004, respectively. The overall decrease is due to RepWest exiting non U-Haul related lines of business. Self-Storage and Self-Moving industry premiums were $5.0 million and $4.6 million for the quarter June 30, 2005 and 2004, respectively. Other lines of business were $0.4 million and $2.4 million for the quarter ended June 30, 2005 and 2004, respectively.

Net investment income was $2.7 million and $3.7 million for the quarter ended June 30, 2005 and 2004, respectively. The reduction was primarily due to a decrease in our invested asset base.

Benefits and losses incurred were $3.7 million and $7.9 million for the quarter ended June 30, 2005 and 2004, respectively. The decrease resulted from reduced exposure due to RepWest’s decision to exit its non U-Haul lines of business.

Net operating expenses, which are offset by claims handling fees charged to U-Haul, were $2.0 million and $1.0 million for the quarter ended June 30, 2005 and 2004 respectively. Inter-company policy service fees from U-Haul are recorded net against operating expenses. The reductions in these fees, as well as an adjustment in commission deferral, are the primary reasons for the increase in operating expenses.

Pretax earnings from operations were $1.7 million and $0.1 million for the quarter ended June 30, 2005 and 2004, respectively. The increase over 2004 is the result of the elimination of unprofitable programs and the reserve strengthening that was done during the comparable period in the prior year.

Oxford Life Insurance Company

Quarter Ended June 30, 2005 compared with the Quarter Ended June 30, 2004

Net premiums were $30.1 million and $32.4 million for the second quarters ended June 30, 2005 and 2004, respectively. Medicare supplement premiums decreased by $1.4 million from 2004 due to lapses on closed lines being greater than new business written on active lines. Credit insurance premiums decreased $1.4 million from 2004 due to fewer accounts. Oxford is no longer pursuing new credit insurance business. All other lines increased by $0.5 million. Other income decreased by $1.0 million primarily due to a decrease in surrender charge income.

Net investment income was $4.6 million and $5.5 million for the quarter ended June 30, 2005 and 2004, respectively. The decrease was primarily due to a negative variance in capital gains/losses.

Benefits incurred were $21.0 million and $23.6 million for the quarter ended June 30, 2005 and 2004, respectively. Medicare supplement benefits decreased $2.3 million from 2004 due to reduced exposure and an improved loss ratio. Credit insurance benefits decreased $0.5 million from 2004 primarily due to reduced exposure. All other lines increased by $0.2 million.

Amortization of deferred acquisition costs (DAC) and the value of business acquired (VOBA) was $5.2 million and $6.0 million for the quarter ended June 30, 2005 and 2004, respectively. These costs are amortized for life and health policies as the premium is earned over the term of the policy; and for deferred annuities in relation to interest spreads. Credit amortization decreased $0.5 million due to decreased business volume. Annuity amortization decreased $0.4 million from 2004 primarily due to reduced surrender activity. Other segments had small variances, netting to a $0.1 million increase.

Operating expenses were $6.8 million and $8.3 million for the quarter ended June 30, 2005 and 2004, respectively. The decrease is primarily attributable to lower legal costs as well as reduced overhead. Non-deferrable commissions have decreased $0.5 million from 2004 primarily due to decreased sales of credit and Medicare supplement products.

Pre-tax earnings from operations were $3.3 million and $2.5 million for the quarter ended June 30, 2005 and 2004, respectively. Decreased revenue was more than offset by a reduction in operating and overhead expenses.

SAC Holding II

Quarter Ended September 30, 2005 compared with the Quarter Ended September 30, 2004

Listed below are revenues for the major product lines at SAC Holding II for the second quarter of fiscal 2006 and the second quarter of fiscal 2005:
	Quarter Ended September 30,
	2005	2004
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$2,861	$2,718
Self-storage revenues	4,781	4,580
Self-moving and self-storage products and service sales	4,618	4,271
Other revenue	352	207
Segment revenue	$12,612	$11,776

Revenues for the second quarter of fiscal 2006 grew $0.8 million, primarily as a result of improved occupancy and pricing.

Total costs and expenses were $9.6 million in the second quarter of fiscal 2006, compared with $7.4 million in the second quarter of fiscal 2005.

Earnings from operations were $3.0 million in the second quarter of fiscal 2006 compared with $4.4 million in the second quarter of fiscal 2005.

AMERCO and Consolidated Entities

Six Months Ended September 30, 2005 compared with the Six Months Ended September 30, 2004

Listed below on a consolidated basis are revenues for our major product lines for the first six months of fiscal 2006 and the first six months of fiscal 2005:
	Six Months Ended September 30,
	2005	2004
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$847,965	$818,898
Self-storage revenues	62,369	59,513
Self-moving and self-storage products and service sales	129,055	119,273
Property management fees	8,269	6,091
Life insurance premiums	59,307	65,294
Property and casualty insurance premiums	10,223	16,840
Net investment and interest income	26,066	29,051
Other revenue	21,720	17,405
Consolidated revenue	$1,164,974	$1,132,365

During the first six months of fiscal 2006, Self-moving equipment rentals increased $29.1 million primarily from improved equipment utilization. Other contributing factors are pricing and product mix. Storage revenues increased $2.9 million for the first six months of fiscal 2006, compared to fiscal 2005 as a result of higher occupancy rates and pricing. Sales of self-moving and self-storage related products and services increased $9.8 million.

RepWest continued to exit non U-Haul related lines of business and as a result, its premium revenues declined approximately $6.6 million. Oxford’s premium revenues declined approximately $6.0 million primarily as a result of the lingering effects of its rating downgrade by A. M. Best in 2003.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $1,165.0 million for the first six months of fiscal 2006, compared with $1,132.4 million for the first six months of fiscal 2005.

Listed below are revenues and earnings from operations at each of our four operating segments for the first six months of fiscal 2006 and the first six months of fiscal 2005.
	Six Months Ended September 30,
	2005	2004
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,062,946	$1,016,280
Earnings from operations	233,538	189,506
Property and casualty insurance
Revenues	16,366	25,076
Earnings from operations	3,324	469
Life insurance
Revenues	74,343	83,052
Earnings from operations	6,737	6,170
SAC Holding II
Revenues	24,671	23,122
Earnings from operations	7,100	7,460
Eliminations
Revenues	(13,352)	(15,165)
Earnings from operations	(9,901)	(8,224)
Consolidated Results
Revenues	1,164,974	1,132,365
Earnings from operations	240,798	195,381

Total costs and expenses fell by $12.8 million primarily as a result of a decrease in benefits and losses at RepWest and Oxford offset by increases in costs in the Moving and Storage segment related to increases in revenues.

As a result of the above mentioned changes in revenues and expenses, earnings from operations were improved to $240.8 million in the first six months of fiscal 2006, compared with $195.4 million for the first six months of fiscal 2005.

Interest expense for the first six months of fiscal 2006 was $70.5 million, which includes a one-time, nonrecurring charge of $35.6 million related to the early termination of existing indebtedness, compared with $37.1 million in the first six months of fiscal 2005.

Income tax expense was $66.1 million in the first six months of fiscal 2006, compared with $60.8 million in first six months of fiscal 2005.

Dividends accrued on our Series A preferred stock were $6.5 million in first six months of fiscal 2006, unchanged from the first six months of fiscal 2005.

As a result of the above mentioned items, net earnings available to common shareholders rose to $97.7 million in the first six months of fiscal 2006, compared with $91.0 million in the first six months of fiscal 2005.

The weighted average common shares outstanding: basic and diluted were 20,842,539 in first six months of fiscal 2006 and 20,794,766 in the first six months of fiscal 2005.

Basic and diluted earnings per share in the first six months of fiscal 2006 were $4.69, compared with $4.38 for the same period last year.

In our second quarter of fiscal 2006, hurricanes Katrina and Rita struck the Gulf Coast of the United States causing business interruption to a number of our operating facilities. We identified customers impacted by the hurricanes and our rapid response teams provided a variety of solutions to divert operations to alternate facilities and restore operations where possible. We have been able to redeploy assets and employees to service our customers in cases where the facilities remain inoperable or have not returned to full operating capacity. We lost approximately 150 trucks and 150 trailers during and after the devastation caused by these hurricanes. We maintain property and business interruption insurance coverage to mitigate the financial impact of these types of catastrophic events. Our insurance deductible is $500,000 and has been recorded in our second quarter.

Moving and Storage

Six Months Ended September 30, 2005 compared with the Six Months Ended September 30, 2004

Listed below are revenues for the major product lines at our Moving and Storage operating segment (AMERCO, U-Haul and Real Estate) for the first six months of fiscal 2006 and the first six months of fiscal 2005:
	Six Months Ended September 30,
	2005	2004
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$847,965	$818,898
Self-storage revenues	53,068	50,668
Self-moving and self-storage products and service sales	119,672	110,665
Property management fees	9,746	7,488
Net investment and interest income	13,703	16,307
Other revenue	18,792	12,254
Segment revenue	$1,062,946	$1,016,280

During the first six months of fiscal 2006, Self-moving equipment rentals increased $29.1 million primarily from the result of improved equipment utilization. Other contributing factors include pricing and product mix. Storage revenues increased $2.4 million for the first six months of fiscal 2006 compared to fiscal 2005 as a result of higher occupancy rates and pricing. Sales of self-moving and self-storage related products and services increased $9.0 million.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the condensed consolidated financial statements for Moving and Storage represent Company-owned locations only. Self-storage data for our owned storage locations is as follows:
	Six Months Ended September 30,
	2005	2004
	(Unaudited)
	(In thousands, except occupancy rate)
Rooms available as of September 30	125	125
Square footage available as of September 30	9,708	9,745
Average # of rooms occupied	112	105
Average occupancy rate based on room count	89.7%	83.3%
Average square footage occupied	8,871	8,323

Self-moving and self-storage products and service sales consist of the following:
	Six Months Ended September 30,
	2005	2004
	(Unaudited)
	(In thousands)
Support sales items	$55,794	$51,364
Hitches (Material / Installation)	44,231	41,112
Propane and accessories	19,196	17,793
Other sales	451	396
	$119,672	$110,665

Total costs and expenses increased $5.4 million for the first six months of fiscal 2006 compared with the first six months of fiscal 2005. Depreciation expense increased primarily due to lease buy-outs and certain residual value adjustments on our trucks. Overall, total cost and expense increases were less than the related revenue increases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $233.5 million in first six months of fiscal 2006, compared with $189.5 million for first six months of fiscal 2005.

U-Haul International, Inc.

Six Months Ended September 30, 2005 compared with the Six Months Ended September 30, 2004

Listed below are revenues for the major product lines at U-Haul International, Inc. for the first six months of fiscal 2006 and the first six months of fiscal 2005:
	Six Months Ended September 30,
	2005	2004
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$847,965	$818,819
Self-storage revenues	52,172	49,547
Self-moving and self-storage products and service sales	119,672	110,650
Property management fees	9,746	7,488
Net investment and interest income	10,716	11,299
Other revenue	21,061	15,099
U-Haul International, Inc. revenue	$1,061,332	$1,012,902

During first six months of fiscal 2006, Self-moving equipment rentals increased $29.1 million primarily as a result of improved equipment utilization. Other contributing factors include pricing and product mix. Storage revenues increased $2.6 million for the first six months of fiscal 2006 compared to fiscal 2005 as a result of higher occupancy rates and pricing. Sales of self-moving and self-storage related products and services increased $9.0 million, which consist of support sales items that increased $4.4 million, sales of hitches and installations that increased $3.1 million and propane and accessories that increased $1.5 million.

Total costs and expenses increased $11.1 million for the first six months of fiscal 2006 compared with the first six months of fiscal 2005. Operating expenses increased $1.9 million driven by personnel and insurance costs. Depreciation expense increased $9.1 million primarily due to lease buy-outs and certain residual value adjustments on our trucks. Overall, total cost and expense increases were less than the related revenue increases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $206.4 million in the first six months of fiscal 2006, compared with $169.1 million in the first six months of fiscal 2005.

Republic Western Insurance Company

Six Months Ended June 30, 2005 compared with the Six Months Ended June 30, 2004

Premium revenues were $10.2 million and $16.8 million for the first six months ended June 30, 2005 and 2004, respectively. The overall decrease is due to RepWest exiting non U-Haul related lines of business. U-Haul related premiums were $9.0 million and $8.6 million for the first six months of 2005 and 2004, respectively. Other lines of business were $1.2 million and $8.2 million for the first six months of 2005 and 2004, respectively.

Net investment income was $6.1 million and $8.2 million for the first six months ended June 30, 2005 and 2004, respectively. The reduction was primarily due to a decrease in our invested asset base.

Benefits and losses incurred were $7.1 million and $17.9 million for the first six months ended June 30, 2005 and 2004, respectively. The decrease resulted from reduced exposure due to RepWest’s decision to exit its non U-Haul lines of business.

Amortization of deferred acquisition costs was $1.5 million and $5.2 million for the first six months ended June 30, 2005 and 2004, respectively. The decrease is due to a reduction of in-force business related to the exit of non U-Haul lines of business.

Operating expenses, which are offset by claims handling fees charged to U-Haul, were $4.4 million and $1.6 million for the first six months ended June 30, 2005 and 2004, respectively. Inter-company policy service fees from U-Haul are recorded net against operating expenses. The reductions in these fees, as well as, an adjustment in commission deferral, are the primary reasons for the net increase in operating expenses.

Pretax earnings from operations were $3.3 million and $0.5 million for the first six months ended June 30, 2005 and 2004, respectively. The increase over 2004 is the result of the elimination of unprofitable programs.

Oxford Life Insurance Company

Six Months Ended June 30, 2005 compared with the Six Months Ended June 30, 2004

Net premiums were $60.1 million and $66.0 million for the six-month periods ended June 30, 2005 and 2004, respectively. Medicare supplement premiums decreased by $2.9 million from 2004 due to lapses on closed lines being greater than new business written on active lines. Credit insurance premiums decreased $3.0 million from 2004 due to fewer accounts. Oxford is no longer pursuing new credit insurance business. Other income decreased by $2.4 million primarily due to a decrease in surrender charge income.

Net investment income was $11.3 million and $11.7 million for the six months ended June 30, 2005 and 2004, respectively. The decrease was primarily due to a negative variance in capital gains as wells as by a lower balance of invested assets.

Benefits incurred were $42.9 million and $47.7 million for the six months ended June 30, 2005 and 2004, respectively. Medicare supplement benefits decreased $2.8 million from 2004 due primarily to reduced exposure. Credit insurance benefits decreased $1.1 million from 2004 due to reduced exposure. All other lines had decreases totaling $0.9 million from 2004.

Amortization of deferred acquisition costs (DAC) and the value of business acquired (VOBA) was $10.6 million and $12.6 million for the six months ended June 30, 2005 and 2004, respectively. Annuity amortization decreased $1.3 million from 2004 primarily due to reduced surrender activity. Other segments, primarily credit, had decreases of $0.7 million from 2004 due to decreased new business volume.

Operating expenses were $14.2 million and $16.6 million for the six months ended June 30, 2005 and 2004, respectively. The decrease is attributable to lower legal costs as well as reduced overhead. Non-deferrable commissions have decreased $0.9 million from 2004 primarily due to decreased sales of credit and Medicare supplement products.

Pretax earnings were $6.7 million and $6.2 million for the six-month periods ending June 30, 2005 and 2004, respectively. Reductions in operating expenses were greater than revenues decreased for the period.

SAC Holding II

Six Months Ended September 30, 2005 compared with the Six Months Ended September 30, 2004

Listed below are revenues for the major product lines at SAC Holding II for the first six months of fiscal 2006 and the first six months of fiscal 2005:
	Six Months Ended September 30,
	2005	2004
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$5,349	$5,127
Self-storage revenues	9,301	8,845
Self-moving and self-storage products and service sales	9,383	8,608
Other revenue	638	542
Segment revenue	$24,671	$23,122

Revenues for the first six months of fiscal 2006 grew $1.5 million, primarily as a result of improved occupancy and pricing.

Total costs and expenses were $17.6 million in the first six months of fiscal 2006, compared with $15.7 million in the first six months of fiscal 2005.

Earnings from operations were $7.1 million in the first six months of fiscal 2006 compared with $7.5 million in the first six months of fiscal 2005.

Liquidity and Capital Resources

We believe our current capital structure will allow us to achieve our operational plans and goals, and provide us with sufficient liquidity for the next 3 to 5 years. The majority of the obligations currently in place mature at the end of fiscal years 2010 or 2015. As a result, we believe that our liquidity is strong. This will allow us to focus on our operations and business to further improve our liquidity in the long term. We believe these improvements will enhance our access to capital markets. However, there is no assurance that future cash flows will be sufficient to meet our outstanding obligations or our future capital needs.

At September 30, 2005, cash and cash equivalents totaled $289.1 million, compared with $56.0 million on March 31, 2005.

On June 29, 2005 the Company entered into a new revolving credit facility with Merrill Lynch Commercial Finance Corp. The facility has a $150 million maximum amount available with an interest rate of LIBOR plus 1.75%. As of September 30, 2005 the Company had $60.0 million available under its revolving credit facility.

At September 30, 2005, notes and loans payable were $865.2 million, and represented 1.3 times stockholders’ equity. At March 31, 2005, notes and loans payable were $780.0 million, and represented 1.4 times stockholders’ equity.

For the first six months of fiscal 2006, cash provided by operating activities was $223.0 million, compared with $173.0 million in the first six months of fiscal 2005.

Investing activities provided (used) ($15.5) million in net cash during the first six months of fiscal 2006, compared to $114.0 million in the first six months of fiscal 2005. The majority of the decrease in the first six months of fiscal 2006 compared with the first six months of fiscal 2005 was related to the W. P. Carey Transaction. Net capital expenditures were $122.8 million and $161.7 million through September 30, 2005 and September 30, 2004, respectively. Capital dispositions were $30.3 million and $218.0 million through September 30, 2005 and September 30, 2004, respectively.

Financing activities provided $25.7 million during the first six months of fiscal 2006. This primarily reflects the complete refinancing on the Company’s debt in fiscal 2006. The refinancing expanded the Company’s borrowing capacity. The additional funds from the refinancing we partially offset by annuity withdrawals at Oxford. This compares with usage of $322.9 million from financing activities during the first six months of fiscal 2005.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Self-Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily reflected new rental equipment acquisitions. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment, and externally from lease financing. In the future we anticipate that our internally generated funds will be used to service the existing debt and support operations. U-Haul estimates that during the next three fiscal years at least $325 million each year will need to be reinvested in the truck and trailer rental fleet to maintain it at current levels. This investment will be funded through external lease financing, asset-backed financing and internally from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Because the Company has utilized all of its net operating loss carry forwards, there will be more of a focus on financing the fleet through asset-backed debt. Net capital expenditures were $122.4 million for the first six months of fiscal 2006.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. U-Haul's growth plan in self-storage is primarily focused on eMove, which does not require acquisition or construction of self-storage properties by the Company. This primary focus does not preclude the Company from using debt and internally generated funds to finance storage acquisitions or construction in the future.

Property and Casualty Insurance

As of June 30, 2005, RepWest had no notes or loans due in less than one year and its accounts payable, accrued expenses, and other payables were approximately $9.0 million. RepWest’s financial assets (cash, receivables, short-term investments, related party assets and other assets) at June 30, 2005 were approximately $340.8 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, RepWest’s assets are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Stockholder’s equity was $156.8 million and $154.8 million at June 30, 2005 and December 31, 2004, respectively. The increase resulted from $2.2 million in earnings and ($0.2) million of unrealized losses. RepWest does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions.

Oxford Life Insurance Company

As of June, 2005, Oxford was due to make a $1.0 million principal payment to AMERCO on an inter-company surplus note issued in 1998; this payment has not been made. Oxford had no other notes and loans payable in less than one year. Its accounts payable, accrued expenses and other payables were approximately $13.1 million. Oxford’s financial assets (cash, receivables, short-term investments, other investments, and fixed maturities and related party) at June 30, 2005 were approximately $743.6 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Oxford’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Oxford’s stockholder's equity was $120.9 million and $115.0 million as of June 30, 2005, and December 31, 2004, respectively. The increase resulted from earnings of $4.4 million and a $1.5 million increase in unrealized gains. Oxford does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions.

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

Cash Provided from Operating Activities by Operating Segments

Moving and Self-Storage

Cash provided (used) by operating activities from U-Haul was ($55.4) million and $204.4 million for the first six months of fiscal 2006 and 2005, respectively. Cash provided (used) by operating activities for Real Estate was ($88.1) million and $11.3 million for the first six months of fiscal 2006 and 2005, respectively. Cash and cash equivalents for the consolidated Moving and Storage segment were $233.0 million and $42.0 million at September 30, 2005 and March 31, 2005.

Property and Casualty Insurance

Cash flows used by operating activities were $9.8 million and $23.5 million for the six months ended June 30, 2005 and 2004, respectively. The cash used by operating activities is the result of RepWest’s exiting its non U-Haul related lines of business and the associated payment of claims in the lines exited.

RepWest’s cash and cash equivalents and short-term investment portfolio were $78.5 million and $90.3 million at June 30, 2005 and December 31, 2004 respectively. This balance reflects funds in transition from maturity proceeds to long term investments. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs. Capital and operating budgets allow Republic to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Cash provided (used) by operating activities was ($1.0) million and $4.4 million for the six months ended June 30, 2005 and 2004, respectively. Included in the operating cash outflow in the current period was the $12.8 million settlement of the Kocher accrual, net of the $2.2 million recovery from Oxford’s E&O insurance carrier.

In addition to cash flows from operating and financing activities, a substantial amount of liquid funds is available through Oxford's short-term portfolio. At June 30, 2005 and December 31, 2004, short-term investments amounted to $38.1 million and $113.8 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

SAC Holding II

Cash provided by operating activities at SAC Holding II was $2.7 million and $0.5 million for the first six months of fiscal 2006 and 2005, respectively. The primary source of cash in fiscal 2006 was a decrease in accounts payable and accrued liabilities.

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

Off-Balance Sheet Arrangements

AMERCO uses certain equipment and occupies certain facilities under operating lease commitments with terms expiring substantially through 2034, with the exception of one land lease expiring in 2079. In the event of a shortfall in proceeds from the sale of the underlying assets, AMERCO has guaranteed approximately $188.7 million of residual values at September 30, 2005 for these assets at the end of the respective lease terms. AMERCO has been leasing equipment since 1987. Thus far, we have experienced no residual value shortfalls.

The Company uses off-balance sheet arrangements where the economics and sound business principles warrant their use. The Company’s principal use of off-balance sheet arrangements occurred in connection with the expansion of our self-storage business. The Company currently manages the self-storage properties owned by SAC Holding II and its subsidiaries, pursuant to which the Company receives a management fee based on the gross receipts from the properties plus reimbursement for certain expenses. We received management fees, exclusive of expenses, of $1.5 million during the first six months of fiscal 2006. This management fee is consistent with the fees we received from unrelated parties for other properties we manage.

Fiscal 2006 Outlook

We have many exciting developments which we believe should positively affect performance in fiscal 2006. We believe the momentum in our Moving and Storage Operations will continue. We are investing strongly in our truck rental fleet to further strengthen U-Haul’s “do-it-yourself” moving business. Over the last six months we placed 6,750 of our largest rental trucks in service. We are currently manufacturing the vans for our mid-sized trucks and expect to produce over 7,700 units in the coming months. This investment is expected to increase the number of rentable truck days available to meet our customer’s demand and will reduce future spending on repair costs and equipment down-time.

At RepWest, our plans to exit non-U-Haul related lines are progressing well.

At Oxford, the recent ratings upgrade by A.M. Best should support the expansion of its distribution capabilities.

Also, we completed the refinancing of the Company’s debt on June 8, 2005. This action increased our previous borrowing capacity by more than $195.0 million and will significantly reduce our effective borrowing rates. Additionally, the new debt increases our financial flexibility thus enabling us to complete the fleet investment plans outlined above. The early extinguishment of our existing debt resulted in a one time pre-tax charge of approximately $35.6 million during the first quarter of fiscal 2006.

Our objectives for fiscal 2006 are to position our rental fleet to achieve revenue and transaction growth and continue to drive down operating costs. The aforementioned investment in our fleet will give us a strong basis for meeting our objectives.

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

The self-storage industry is large and highly fragmented. We believe the principle competitive factors in this industry are convenience of storage rental locations, cleanliness, security and price. Our primary competitors in the self-storage market are Public Storage, Shurgard Storage Centers, Inc., Extra Space Storage, Inc. and others. Competition in the market areas in which we operate is significant and affects the occupancy levels, rental sales and operating expenses of our facilities. Competition might cause us to experience a decrease in occupancy levels, limit our ability to raise rental sales and require us to offer discounted rates that would have a material affect on operating results.

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

As of September 30, 2005, Edward J. Shoen, Chairman of the Board of Directors and President of AMERCO, James P. Shoen, a director of AMERCO, and Mark V. Shoen, an executive officer of AMERCO, collectively control 8,790,170 shares (approximately 41.3%) of the outstanding common shares of AMERCO. Accordingly, Edward J. Shoen, Mark V. Shoen and James P. Shoen will be in a position to continue to influence the election of the members of the Board of Directors and approval of significant transactions. In addition, 2,130,134 shares (approximately 10.5%) of the outstanding common shares of AMERCO, including shares allocated to employees and unallocated shares are held by our Employee Savings and Employee Stock Ownership Trust.

Our operations subject us to numerous environmental regulations and the possibility that environmental liability in the future could adversely affect our operations.

Compliance with environmental requirements of federal, state and local governments significantly affects our business. Among other things, these requirements regulate the discharge of materials into the water, air and land and govern the use and disposal of hazardous substances. Under environmental laws or common law principles, we can be held strictly liable for hazardous substances that are found on real property we have owned or operated. We are aware of issues regarding hazardous substances on some of our real estate and we have put in place a remedial plan at each site where we believe such a plan is necessary. See Note 7 of our Condensed Consolidated Financial Statements. We regularly make capital and operating expenditures to stay in compliance with environmental laws. In particular, we have managed a testing and removal program since 1988 for our underground storage tanks. Despite these compliance efforts, risk of environmental liability is part of the nature of our business.

Environmental laws and regulations are complex, change frequently and could become more stringent in the future. We cannot assure you that future compliance with these regulations, future environmental liabilities, the cost of defending environmental claims, conducting any environmental remediation or generally resolving liabilities caused by us or related third parties will not have a material adverse effect on our business, financial condition or results of operations.

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

In the last ten years, we purchased most of our rental trucks from Ford and General Motors. Although we believe that we could obtain alternative sources of supply for our rental trucks, termination of one or both of our relationships with these suppliers could have a material adverse effect on our business, financial condition or results of operations.

Our property and casualty insurance business has suffered extensive losses.

Since January 2000, our property and casualty insurance business, RepWest, reported losses totaling approximately $161 million. These losses are primarily attributable to business lines that were unprofitable as underwritten. To restore profitability in RepWest, we have exited all non-U-Haul related lines. Although we believe the terminated lines are adequately reserved, we cannot assure you that there will not be future adverse loss development.

Our life insurance business was downgraded by A.M. Best during restructuring

A.M. Best downgraded Oxford and its subsidiaries during the restructuring to C+. Upon emergence from bankruptcy in March 2004, Oxford and its subsidiaries were upgraded to B-. The ratings were again upgraded in October 2004 to B. In October 2005, A.M. Best upgraded Oxford and its subsidiaries to B+ with a stable outlook. Prior to AMERCO’s restructuring, Oxford was rated B++. Financial strength ratings are important external factors that can affect the success of Oxford’s business plans. Accordingly, if Oxford’s ratings, relative to its competitors, do not continue to improve, Oxford may not be able to retain and attract business as currently planned.

Notes receivable from SAC Holdings are a significant portion of AMERCO’S total assets.

At September 30, 2005, we held approximately $203.7 million of notes due from SAC Holdings, of which $75.1 million have been eliminated in the consolidating financial statements. We have significant economic exposure to SAC Holdings. SAC Holdings is highly leveraged with significant indebtedness to others. We hold various junior unsecured notes of SAC Holdings. If SAC Holdings is unable to meet its obligations to its senior lenders, it could trigger a default on its obligations to us. In such an event of default, we could suffer a significant loss to the extent the value of the underlying collateral on our loans to SAC Holdings is inadequate to repay SAC Holdings senior lenders and us. We cannot assure you that SAC Holdings will not default on its loans to its senior lenders or that the value of SAC Holdings assets upon liquidation would be sufficient to repay us in full.

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

In addition, the Company has been named a defendant in a number of class action and related lawsuits. The findings and outcome of the SEC investigation may affect the class-action lawsuits that are pending. We are generally obligated, to the extent permitted by law, to indemnify our directors and officers who are named defendants in some of these lawsuits. We are unable to estimate what our liability in these matters may be, and we may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a material adverse effect on our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and currency exchange rates. To mitigate these risks, we may utilize derivative financial instruments, among other strategies. We do not use derivative financial instruments for speculative purposes.

Interest rate risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations. We have used interest rate swap agreements to provide for matching the gain or loss recognition on the hedging instrument with recognition of the changes in the cash flows associated with the hedged asset or liability attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. At September 30, 2005, the Company had two interest rate swap contracts for $100 million each that serve to partially offset the changes in the variable interest rate of the Real Estate Loan. On May 13, 2004, the Company entered into separate interest rate cap contracts for $200 million of its variable rate debt obligations for a two year term and for $50 million of its variable rate debt obligations for a three year term. At September 30, 2005, the Company had approximately $337.6 million of variable debt obligations. A fluctuation in the interest rates of 100 basis points would change interest expense for the Company by approximately $3.3 million annually (before consideration of the swap and cap contracts).

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

Item 4. Controls and Procedures

Attached as exhibits to this Form 10-Q are certifications of AMERCO’s Chief Executive Officer (CEO) and Chief Accounting Officer (CAO), which are required in accordance with Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented in Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation (required pursuant to Rule 13-15(b) or 15d-15(b) of the Exchange Act) of the effectiveness of the design and operation of our "disclosure controls and procedures" as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (Disclosure Controls) as of the end of the period covered by this Form 10-Q. The controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CAO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's (SEC's) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CAO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our quarterly controls evaluation. Internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth in our most recent Form 10-K.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter covered by this report we made no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See Footnote 7 to the “Notes to the Condensed Consolidated Financial Statements”.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The 2005 Annual Meeting of Stockholders was held on August 26, 2005. At the 2005 Annual Meeting of Stockholders, John M. Dodds, and James P. Shoen were elected to serve until the 2009 Annual Meeting of Stockholders and Daniel R. Mullen was elected to serve until the 2007 Annual Meeting of Stockholders. William E. Carty and Charles J. Bayer continue as directors with terms that expire at the 2006 Annual Meeting of Stockholders; John P. Brogan continues as director with a term that expires at the 2007 Annual Meeting of Stockholders; and Edward J. Shoen and M. Frank Lyons continue as directors with terms that expire at the 2008 Annual Meeting of Stockholders. The following table sets forth the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes with respect to each matter voted on at the 2005 Annual Meeting of Stockholders.
	Votes Cast For	Votes Cast Against	Withheld	Abstentions	Non-Votes

Election of Directors
John M. Dodds	19,005,012	16,660	594,563	-	-

Daniel R. Mullen	19,130,041	26,539	459,655	-	-

James P. Shoen	18,286,999	20,777	1,308,459	-	-

Item 5. Other Information

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERCO

Date: November 4, 2005        /s/ Edward J. Shoen
                          Edward J. Shoen
                          President and Chairman of the Board
(Duly Authorized Officer)

Date: November 4, 2005        /s/ Jason A. Berg
Jason A. Berg
Chief Accounting Officer
(Principal Financial Officer)

U-HAUL INTERNATIONAL, INC.

Date: November 4, 2005        /s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date: November 4, 2005         /s/ Robert T. Peterson
Robert T. Peterson
Chief Financial Officer
(Principal Financial Officer)

Item 6. Exhibits

The following documents are filed as part of this report:
Exhibit Number	Description	Page or Method of Filing
2.1	Joint Plan of Reorganization of AMERCO and Amerco Real Estate Company	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed October 20, 2003, file no. 1-11255
2.2	Disclosure Statement Concerning the Debtors’ Joint Plan of Reorganization	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed October 20, 2003, file no. 1-11255
2.3	First Amended Joint Plan of Reorganization of AMERCO and Amerco Real Estate Company	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, file No. 1-11255
2.4	Disclosure Statement Concerning the Debtor’s First Amended Joint Plan of Reorganization	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, file No. 1-11255
3.1	Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Registration Statement on form S-4 filed March 30, 2004, file number 1-11255
3.2	Restated By-Laws of AMERCO	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file No. 1-11255
3.3	Restated Articles of Incorporation of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2003, file no. 1-11255
3.4	Bylaws of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2003, file no. 1-11255
10.1	Property Management Agreement between Subsidiaries of U-Haul and Five SAC RW MS, LLC. dated August 17, 2005	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO and U-Haul International, Inc.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Accounting Officer of AMERCO	Filed herewith
31.3	Rule 13a-14(a)/15d-14(a) Certification of Robert T. Peterson, Chief Financial Officer of U-Haul International, Inc.	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO and U-Haul International, Inc. pursuant to Section 906 of the Sabanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Chief Accounting Officer of AMERCO pursuant to Section 906 of the Sabanes-Oxley Act of 2002	Furnished herewith
32.3	Certificate of Robert T. Peterson, Chief Financial Officer of U-Haul International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith