Form 10-Q
period 2005-12-31
AMERCO /NV/; U HAUL INTERNATIONAL INC
filed 2006-02-09
CIK 4457, 4458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2005

or

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
(A Nevada Corporation)
2727 N. Central Avenue
Phoenix, Arizona 85004
Telephone (602) 263-6645

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Larger Accelerated filer ☐   Accelerated filer ☑  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

21,284,604 shares of AMERCO Common Stock, $0.25 par value, were outstanding at February 8, 2006.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at February 8, 2006.

TABLE OF CONTENTS

		Page No.
	PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
	a)Condensed Consolidated Balance Sheets as of December 31, 2005 (unaudited) and March 31, 2005	1-2
	b)Condensed Consolidated Statements of Operations for the Quarters ended December 31, 2005 and 2004 (unaudited)	3
	c)Condensed Consolidated Statements of Operations for the Nine Months ended December 31, 2005 and 2004 (unaudited)	4
	d) Condensed Consolidated Statements of Comprehensive Income for the Quarters and Nine Months ended December 31, 2005 and 2004 (unaudited)	5
	e) Condensed Consolidated Statements of Cash Flows for the Nine Months ended December 31, 2005 and 2004 (unaudited)	6-7
	f)Notes to Condensed Consolidated Financial Statements	8-34
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35-56
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57
Item 4.	Controls and Procedures	57-58

	PART II OTHER INFORMATION
Item 1.	Legal Proceedings	59
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59
Item 3.	Defaults Upon Senior Securities	59
Item 4.	Submission of Matters to a Vote of Security Holders	59
Item 5.	Other Information	59
Item 6.	Exhibits

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2005	2005
	(Unaudited)
	(In thousands)
ASSETS
Cash and cash equivalents	$247,150	$55,955
Reinsurance recoverables and trade receivables, net	238,483	236,817
Notes and mortgage receivables, net	1,838	1,965
Inventories, net	70,934	63,658
Prepaid expenses	22,162	19,874
Investments, fixed maturities	669,587	635,178
Investments, other	233,228	345,207
Deferred policy acquisition costs, net	48,117	52,543
Other assets	99,044	85,291
Related party assets	265,442	252,666
	1,895,985	1,749,154
Property, plant and equipment, at cost:
Land	174,337	151,145
Buildings and improvements	742,699	686,225
Furniture and equipment	274,786	265,216
Rental trailers and other rental equipment	202,280	199,461
Rental trucks	1,273,926	1,252,018
SAC Holding II Corporation - property, plant and equipment	79,132	77,594
	2,747,160	2,631,659
Less: Accumulated depreciation	(1,276,938)	(1,277,191)
Total property, plant and equipment	1,470,222	1,354,468
Total assets	$3,366,207	$3,103,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,	March 31,
	2005	2005
	(Unaudited)
	(In thousands, except share and per share amounts)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$206,192	$206,763
AMERCO's notes and loans payable	942,092	780,008
SAC Holding II Corporation notes and loans payable, non-recourse to AMERCO	76,572	77,474
Policy benefits and losses, claims and loss expenses payable	799,503	805,121
Liabilities from investment contracts	463,366	503,838
Other policyholders' funds and liabilities	14,764	29,642
Deferred income	21,258	38,743
Deferred income taxes	133,677	78,124
Related party liabilities	8,818	11,070
Total liabilities	2,666,242	2,530,783

Commitments and contingencies (notes 3, 6 and 7)

Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and outstanding as of December 31 and March 31, 2005	-	-
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of December 31 and March 31, 2005	-	-
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
3,716,181 shares issued as of December 31 and March 31, 2005	929	929
Common stock of $0.25 par value, 150,000,000 shares authorized;
38,269,518 issued as of December 31 and March 31, 2005	9,568	9,568
Additional paid-in capital	365,531	350,344
Accumulated other comprehensive loss	(29,604)	(30,661)
Retained earnings	781,273	671,642
Cost of common shares in treasury, net (20,701,096 shares as of
December 31 and March 31, 2005)	(418,092)	(418,092)
Unearned employee stock ownership plan shares	(9,640)	(10,891)
Total stockholders' equity	699,965	572,839
Total liabilities and stockholders' equity	$3,366,207	$3,103,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended December 31,
	2005	2004
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$353,409	$328,471
Self-storage revenues	29,784	28,846
Self-moving and self-storage products and service sales	47,316	42,694
Property management fees	4,289	2,880
Life insurance premiums	30,743	31,241
Property and casualty insurance premiums	9,949	3,975
Net investment and interest income	12,807	17,109
Other revenue	7,373	6,281
Total revenues	495,670	461,497
Costs and expenses:
Operating expenses	271,368	286,518
Commission expenses	42,548	39,302
Cost of sales	23,376	21,361
Benefits and losses	35,202	40,958
Amortization of deferred policy acquisition costs	5,754	6,279
Lease expense	37,182	38,506
Depreciation, net of (gains) losses on disposals	34,821	28,282
Total costs and expenses	450,251	461,206

Earnings from operations	45,419	291
Interest expense	17,791	16,931
Litigation settlement	-	51,341
Pretax earnings	27,628	34,701
Income tax expense	(12,458)	(13,155)
Net earnings	15,170	21,546
Less: Preferred stock dividends	(3,241)	(3,241)
Earnings available to common shareholders	$11,929	$18,305
Basic and diluted earnings per common share	$0.57	$0.88
Weighted average common shares outstanding:
Basic and diluted	20,865,684	20,813,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended December 31,
	2005	2004
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$1,201,374	$1,147,369
Self-storage revenues	92,153	88,359
Self-moving and self-storage products and service sales	176,371	161,967
Property management fees	12,558	8,971
Life insurance premiums	90,050	96,535
Property and casualty insurance premiums	20,172	20,815
Net investment and interest income	38,873	46,160
Other revenue	29,093	23,686
Total revenues	1,660,644	1,593,862
Costs and expenses:
Operating expenses	827,861	845,876
Commission expenses	143,763	138,069
Cost of sales	85,337	77,617
Benefits and losses	89,225	111,010
Amortization of deferred policy acquisition costs	17,806	24,015
Lease expense	107,055	115,389
Depreciation, net of (gains) losses on disposals	103,380	86,214
Total costs and expenses	1,374,427	1,398,190

Earnings from operations	286,217	195,672
Interest expense	52,672	53,995
Fees on early extinguishment of debt	35,627	-
Litigation settlement	-	51,341
Pretax earnings	197,918	193,018
Income tax expense	(78,564)	(73,994)
Net earnings	119,354	119,024
Less: Preferred stock dividends	(9,723)	(9,723)
Earnings available to common shareholders	$109,631	$109,301
Basic and diluted earnings per common share	$5.26	$5.25
Weighted average common shares outstanding:
Basic and diluted	20,850,254	20,801,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Quarter Ended December 31,
	2005	2004
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$15,170	$21,546
Other comprehensive income (loss), net of tax:
Foreign currency translation	(587)	2,275
Unrealized gain (loss) on investments	(2,629)	5,755
Fair market value of cash flow hedges	(128)	800
Total comprehensive income	$11,826	$30,376

	Nine Months Ended December 31,
	2005	2004
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$119,354	$119,024
Other comprehensive income (loss), net of tax:
Foreign currency translation	(689)	2,058
Unrealized loss on investments	(1,373)	(4,098)
Fair market value of cash flow hedges	3,119	(868)
Total comprehensive income	$120,411	$116,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended December 31,
	2005	2004
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Net earnings	$119,354	$119,024
Depreciation	96,748	85,030
Amortization of deferred policy acquisition costs	19,295	21,038
Change in provision for losses on trade receivables	(24)	(360)
Change in provision for losses on mortgage notes	(1,216)	-
Net loss on sale of real and personal property	7,105	998
Net (gain) loss on sale of investments	3,041	(548)
Write-off of unamortized debt issuance costs	13,629	-
Deferred income taxes	50,556	46,919
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(1,642)	25,828
Inventories	(7,276)	(1,029)
Prepaid expenses	(2,288)	(10,178)
Capitalization of deferred policy acquisition costs	(8,963)	(4,544)
Other assets	2,215	(21,333)
Related party assets	5,589	(23,583)
Accounts payable and accrued expenses	(7,686)	(6,260)
Policy benefits and losses, claims and loss expenses payable	(5,618)	(3,234)
Other policyholders' funds and liabilities	(14,878)	1,437
Deferred income	(17,485)	(6,717)
Related party liabilities	2,884	1,314
Net cash provided by operating activities	253,340	223,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended December 31,
	2005	2004
	(Unaudited)
	(In thousands)

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	$(252,362)	$(172,496)
Short term investments	(369,804)	(137,727)
Fixed maturities investments	(183,677)	(83,665)
Equity securities	-	(6,765)
Other asset investments, net	-	(936)
Real estate	(2,362)	-
Mortgage loans	(5,838)	(750)
Notes and mortgage receivables	-	(2,192)
Proceeds from sale of:
Property, plant and equipment	46,842	229,233
Short term investments	426,784	129,470
Fixed maturities investments	119,855	103,202
Equity securities	10,615	-
Preferred stock	8,403	14,993
Other asset investments, net	-	44,093
Real estate	45,425	5,455
Mortgage loans	10,338	2,819
Payments from notes and mortgage receivables	1,343	205
Net cash provided (used) by investing activities	(144,438)	124,939
Cash flows from financing activities:
Borrowings from credit facilities	1,248,550	35,032
Principal repayments on credit facilities	(1,087,716)	(202,396)
Debt issuance costs	(29,597)	-
Leveraged Employee Stock Ownership Plan - repayments from loan	1,251	1,752
Payoff of capital leases	-	(99,607)
Preferred stock dividends paid	(9,723)	(25,297)
Investment contract deposits	15,471	19,587
Investment contract withdrawals	(55,943)	(79,143)
Net cash provided (used) by financing activities	82,293	(350,072)
Increase (decrease) in cash equivalents	191,195	(1,331)
Cash and cash equivalents at the beginning of period	55,955	81,557
Cash and cash equivalents at the end of period	$247,150	$80,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, December 31, 2004 (Unaudited) and March 31, 2005,

1. Basis of Presentation

The third fiscal quarter for AMERCO ends on the 31st of December for each year that is referenced. Our insurance company subsidiaries have a third quarter that ends on the 30th of September for each year that is referenced. They have been consolidated on that basis. Consequently, all references to our insurance subsidiaries’ years 2005 and 2004 correspond to the Company’s fiscal years 2006 and 2005.

Accounts denominated in non-U.S. currencies have been re-measured using the U.S. dollar as the functional currency. Certain amounts reported in previous years have been reclassified to conform to the current presentation.

The consolidated financial statements for the third quarter and the nine months of fiscal 2006 and fiscal 2005, and the balance sheet as of March 31, 2005 include the accounts of AMERCO, its wholly-owned subsidiaries and SAC Holding II Corporation and its subsidiaries.

The condensed consolidated balance sheet as of December 31, 2005 and the related condensed consolidated statements of operations and comprehensive income for the third quarter and the nine months and the cash flows for the nine months ended fiscal 2006 and 2005 are unaudited.

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

Intercompany accounts and transactions have been eliminated.

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

2. Earnings per Share

Net income for purposes of computing earnings per common share is net income less preferred stock dividends. Preferred stock dividends include accrued dividends of AMERCO.

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:
	Quarter Ended December 31,
	2005	2004
	(Unaudited)
Basic and diluted earnings per common share	$0.57	$0.88
Weighted average common share outstanding:
Basic and diluted	20,865,684	20,813,805

	Nine Months Ended December 31,
	2005	2004
	(Unaudited)
Basic and diluted earnings per common share	$5.26	$5.25
Weighted average common share outstanding:
Basic and diluted	20,850,254	20,801,112

The weighted average common shares outstanding listed above exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares were 405,058 and 468,416 as of December 31, 2005 and December 31, 2004, respectively.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

6,100,000 shares of preferred stock have been excluded from the weighted average shares outstanding calculation because they are not common stock equivalents.

3. Borrowings

Long-Term Debt

Long-term debt consisted of the following:
	December 31,	March 31,
	2005	2005
	(Unaudited)
	(In thousands)
Real estate loan, due 2010	$242,585	$-
Senior mortgages, 5.68%, due 2015	238,231	-
Senior mortgages, 5.52%, due 2015	238,280	-
U-Haul Co. of Canada mortgage securities 5.75%, due 2015	9,703	-
CMBS mezzanine loan, due 2007	19,603	-
CMBS loan, 5.47%, due 2015	24,020	-
CMBS II loan , 5.72% due 2015	23,621
Revolving credit agreement, due 2010	90,000	-
Rental truck amortizing loan, due 2012	56,049
Revolving credit facility, senior secured first lien	-	84,862
Senior amortizing notes, secured, first lien, due 2009	-	346,500
Senior notes, secured second lien, 9.00% interest rate, due 2009	-	200,000
Senior subordinated notes, secured, 12.00% interest rate, due 2011	-	148,646
Total AMERCO notes and loans payable	$942,092	$780,008

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. The lender is Merrill Lynch Commercial Finance Corp. The original amount of the Real Estate Loan was $465.0 million and is due June 10, 2010. The borrowers have the right to extend the maturity twice, for up to one year each time. U-Haul International, Inc. is a guarantor of this loan.

The Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The Real Estate Loan is secured by various properties owned by the borrowers. The principal payments of $222.4 million made in the second quarter were sufficient to allow us to make interest only payments.

The interest rate, per the provisions of the Loan Agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At December 31, 2005 the applicable LIBOR was 4.36% and the applicable margin was 2.00%, the sum of which was 6.36%. The applicable margin ranges from 2.00% to 2.75% and is based on the ratio of the excess of the average daily amount of loans divided by a fixed percentage of the appraised value of the properties collateralizing the loan, compared with the most recently reported twelve months of Combined Net Operating Income (“NOI”), as that term is defined in the Loan Agreement.

The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard affirmative covenants. There are limited restrictions regarding our use of the funds.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under the Senior Mortgages. The lenders for the Senior Mortgages are Merrill Lynch Mortgage Lending, Inc. and Morgan Stanley Mortgage Capital Inc. The Senior Mortgages are in the aggregate amount of $476.5 million and are due July 2015.

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

U-Haul Company of Canada Mortgage Securities

U-Haul Company of Canada is the borrower under a mortgage backed loan. The loan was arranged by Merrill Lynch Canada and is in the amount of $9.8 million ($11.4 million Canadian currency). The loan is secured by certain properties owned by the borrower. The loan was entered into on June 29, 2005 at a rate of 5.75%. The loan requires monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. It has a twenty-five year amortization with a maturity of July 1, 2015. The default provisions of the loan include non-payment of principal or interest and other standard covenants. There are limited restrictions regarding our use of the funds.

CMBS Mezzanine Loan

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under the CMBS Mezzanine Loan. The loan was originated by Morgan Stanley Mortgage Capital, Inc. and is in the amount of $20.0 million. The loan was entered into on August 12, 2005. The interest rate per the provision of the loan agreement is the applicable LIBOR plus a margin of 5.65%. At December 31, 2005 the applicable LIBOR was 4.36%. The loan requires monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. It has a ten year amortization with a maturity of September 1, 2007. Amerco Real Estate Company and U-Haul International, Inc. are guarantors of the loan. The default provisions of the loan include non-payment of principal or interest and other standard covenants. There are limited restrictions regarding our use of the funds.

CMBS Loan

A subsidiary of Amerco Real Estate Company is a borrower under a mortgage backed loan. The lender is Morgan Stanley Mortgage Capital, Inc. and the loan is in the amount of $24.1 million. The loan was entered into on August 17, 2005 at a rate of 5.47%. The loan is secured by certain properties owned by the borrower. The loan requires monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. It has a twenty-five year amortization with a maturity of September 17, 2015. The default provisions of the loan include non-payment of principal or interest and other standard covenants. There are limited restrictions regarding our use of the funds.

CMBS II Loan

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under a mortgage backed loan. The lender is Lehman Brothers Bank, FSB and the loan is in the amount of $23.7 million. The loan was entered into on October 6, 2005 at a rate of 5.72%. The loan is secured by certain properties owned by the borrowers. The loan requires monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. It has a twenty-five year amortization with a maturity of October 11, 2015. The default provisions of the loan include non-payment of principal or interest and other standard covenants. There are limited restrictions regarding our use of the funds.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fleet Loans

Revolving Credit Agreement

U-Haul International, Inc. is a borrower under a revolving credit facility. The lender is Merrill Lynch Commercial Finance Corp. The maximum amount that can be drawn is $150.0 million and is due July 2010. As of December 31, 2005 the Company had $60.0 million available under this revolving credit facility.

The Revolving Credit Agreement requires monthly interest payments, with the unpaid loan balance and accrued unpaid interest due at maturity. The Revolving Credit Agreement is secured by various older rental trucks. The maximum amount that we can draw down under the Revolving Credit Agreement reduces by $50.0 million after the third year and another $50.0 million after the fourth year. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 1.75%. At December 31, 2005 the applicable LIBOR was 4.36%. The default provisions of the loan include non-payment of principal or interest and other standard covenants.

Rental Truck Amortizing Loan

U-Haul International, Inc. is a borrower under an amortizing term loan. The lender is Merrill Lynch Commercial Finance Corp. The maximum amount that can be borrowed is $150.0 million and is due six years following the last draw down. As of December 31, 2005 the Company had drawn $56.0 million and anticipates drawing the remaining $94.0 million by April 30, 2006.

The Rental Truck Amortizing Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued unpaid interest due at maturity. The Rental Truck Amortizing Loan can be used to purchase new trucks between the months of November 2005 through June 2006. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin between 1.50% and 1.75%. At December 31, 2005 the applicable LIBOR was 4.36% and the applicable margin was 1.75%. The default provisions of the loan include non-payment of principal or interest and other standard covenants.

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

On April 30, 2004, the amended and restated leases were terminated and the properties underlying these leases were sold to UH Storage (DE) Limited Partnership, an affiliate of W. P. Carey. U-Haul entered into a ten year operating lease with W. P. Carey (UH Storage DE) for a portion of each property (the portion of the property that relates to U-Haul’s truck and trailer rental and moving supply sales businesses). The remainder of each property (the portion of the property that relates to self-storage) was leased by W. P. Carey (UH Storage DE) to Mercury Partners, LP (“Mercury”) pursuant to a twenty year lease. These events are referred to as the “W. P. Carey Transactions.” As a result of the W. P. Carey Transactions, we no longer have a capital lease related to these properties.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

U-Haul’s annual lease payments under the new lease are approximately $10.0 million per year, with Consumer Price Index (“CPI”) inflation adjustments beginning in the sixth year of the lease. The lease term is ten years, with a renewal option for an additional ten years. Upon closing of the W. P. Carey Transactions, we made a $22.9 million earn-out deposit, providing us with the opportunity to be reimbursed for certain capital improvements we previously made to the properties, and a $5.0 million security deposit. U-Haul has met the requirements under the lease regarding the return of the earn-out deposit which has been refunded.

The property management agreement we entered into with Mercury provides that Mercury will pay U-Haul a management fee based on gross self-storage rental revenues generated by the properties. During the nine months of fiscal 2006, U-Haul earned $3.0 million in management fees from Mercury.

Annual Maturities of AMERCO Consolidated Notes and Loans Payable

The annual maturity of AMERCO Consolidated long-term debt as of December 31, 2005 for the next five years and thereafter is as follows:
	Year Ending December 31,
	2006	2007	2008	2009	2010	Thereafter
	(Unaudited)
	(In thousands)
Notes payable, secured	$22,166	$39,398	$22,651	$23,394	$356,682	$477,801

SAC Holding II Corporation Notes and Loans Payable to Third Parties

SAC Holding II notes and loans payable to third parties consisted of the following:
	December 31,	March 31,
	2005	2005
	(Unaudited)
	(In thousands)
Notes payable, secured, 7.87% interest rate, due 2027	$76,572	$77,474

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

4. Interest on Borrowings

Interest expense was as follows:
	Quarter Ended December 31,
	2005	2004
	(Unaudited)
	(In thousands)
Interest expense	$13,853	$14,479
Capitalized interest	(39)	-
Amortization of transaction costs	892	863
Interest expense resulting from derivatives	1,543	24
Total AMERCO interest expense	16,249	15,366
SAC Holding II interest expense	3,403	3,710
Less: Intercompany transactions	1,861	2,145
Total SAC Holding II interest expense	1,542	1,565
Total	$17,791	$16,931

	Nine Months Ended December 31,
	2005	2004
	(Unaudited)
	(In thousands)
Interest expense	$45,469	$45,821
Capitalized interest	(115)	-
Amortization of transaction costs related to early extinguishment of debt	14,384	-
Amortization of transaction costs	1,940	2,458
Interest expense resulting from derivatives	750	1,017
Fees on early extinguishment of debt	21,243	-
Total AMERCO interest expense	83,671	49,296
SAC Holding II interest expense	9,547	10,941
Less: Intercompany transactions	4,919	6,242
Total SAC Holding II interest expense	4,628	4,699
Total	$88,299	$53,995

Interest paid in cash by AMERCO amounted to $13.8 million and $14.1 million for the third quarter of fiscal 2006 and fiscal 2005, respectively.

Interest paid in cash by AMERCO (excluding any fees from the early extinguishment of debt) amounted to $39.7 million and $42.9 million for the nine months of fiscal 2006 and fiscal 2005, respectively.

The costs associated with the early extinguishment of debt in the first quarter of fiscal 2006, include $21.2 million of fees and $14.4 million of transaction cost amortization related to retired debt.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations. We have used interest rate swap and interest rate cap agreements to provide for matching the gain or loss recognition on the hedging instrument with the recognition of the changes in the cash flows associated with the hedged asset or liability attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. On June 8, 2005 the Company entered into separate interest rate swap contracts for $100.0 million of our variable rate debt over a three year term and for $100.0 million of our variable rate debt over a five year term, which were designated as cash flow hedges effective July 1, 2005. On May 13, 2004 the Company entered into separate interest rate cap contracts for $200.0 million of our variable rate debt over a two year term and for $50.0 million of our variable rate debt over a three year term, however these contracts were designated as cash flow hedges effective July 11, 2005 when the debt was paid down by $222.4 million. On November 15, 2005 the Company entered into a forward starting interest rate swap contract for $142.3 million of a variable rate debt over a six year term, starting on May 10, 2006.

Interest rates and Company borrowings were as follows:
	Revolving Credit Activity
	Quarter ended December 31,
	2005	2004
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the third fiscal quarter	5.81%	6.21%
Interest rate at the end of the third fiscal quarter	6.11%	6.25%
Maximum amount outstanding during the third fiscal quarter	$90,000	$20,466
Average amount outstanding during the third fiscal quarter	$90,000	$3,817

	Revolving Credit Activity
	Nine Months ended December 31,
	2005	2004
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the nine months	5.81%	5.88%
Interest rate at the end of the nine months	6.11%	6.25%
Maximum amount outstanding during the nine months	$158,011	$38,624
Average amount outstanding during the nine months	$100,795	$8,002

5. Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, were as follows:
	December 31,	March 31,
	2005	2005
	(Unaudited)
	(In thousands)
Accumulated foreign currency translation	$(34,033)	$(33,344)
Accumulated unrealized gain on investments	1,263	2,636
Accumulated fair market value of cash flow hedge	3,166	47
	$(29,604)	$(30,661)

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

A summary of accumulated comprehensive income (loss) components, net of tax, were as follows:
	Foreign Currency Translation	Unrealized Gain (Loss) on Investments	Fair Market Value of Cash Flow Hedge	Accumulated Other Comprehensive Income (Loss)

	(Unaudited)
	(In thousands)
Balance at March 31, 2005	$(33,344)	$2,636	$47	$(30,661)
Foreign currency translation - U-Haul	(689)	-	-	(689)
Unrealized gain (loss) on investments	-	(1,373)	-	(1,373)
Change in fair market value of cash flow hedge	-	-	3,119	3,119
Balance at December 31, 2005	$(34,033)	$1,263	$3,166	$(29,604)

6. Contingent Liabilities and Commitments

The Company leases a portion of its rental equipment and certain of its facilities under operating leases with terms that expire at various dates substantially through 2034, with the exception of one land lease expiring in 2079. At December 31, 2005, AMERCO has guaranteed $181.1 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, the Company has the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. AMERCO has been leasing rental equipment since 1987 and has experienced no material losses relating to these types of residual value guarantees.

Lease commitments having terms of more than one year as of December 31, 2005, were as follows:
	Property, Plant and Equipment	Rental Equipment	Total
	(Unaudited)
		(In thousands)
Year-ended December 31,:
2006	$11,849	$127,413	$139,262
2007	11,672	95,753	107,425
2008	11,467	74,767	86,234
2009	11,070	61,519	72,589
2010	10,792	42,610	53,402
Thereafter	43,392	34,230	77,622
Total	$100,242	$436,292	$536,534

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

During the third quarter of fiscal 2006, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. The Company does not have an equity ownership interest in SAC Holdings, except for minority investments made by RepWest and Oxford in a SAC Holdings-controlled limited partnership which holds Canadian self-storage properties. The Company received cash interest payments of $9.4 million, from SAC Holdings during the nine months of fiscal 2006. The largest aggregate amount of notes receivable outstanding during the nine months of fiscal 2006 and the aggregate notes receivable balance at December 31, 2005 was $203.7 million, of this amount, $75.1 million is with SAC Holding II Corporation and are eliminated in consolidation.

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

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy and Private Mini Storage Realty (Private Mini) pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts. The Company received management fees of $13.1 million and $10.9 million from the above mentioned entities for the first nine months ended December 31, 2005 and 2004, respectively. This management fee is consistent with the fees received for other properties the Company previously managed for third parties. These entities are substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

For the first nine months ended December 31, 2005 and 2004, the Company leased space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $2.0 million and $1.9 million, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At December 31, 2005, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers. For the first nine months ended December 31, 2005 and 2004, the Company paid the above mentioned entities $29.2 million and $26.3 million, respectively in commissions pursuant to such dealership contracts.

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

Management believes that its sales of self-storage properties to SAC Holdings in the past provided a unique structure for the Company to earn moving equipment rental revenues and management fee income from the SAC Holdings self-storage properties the Company manages and to participate in SAC Holdings’ excess cash flows as described above.

Independent fleet owners own approximately 3.0% of all U-Haul rental trailers. There are approximately 875 independent fleet owners, including certain officers, directors, employees and stockholders of AMERCO. Such AMERCO officers, directors, employees and stockholders owned less than 1.0% of all U-Haul rental trailers during the nine months of fiscal 2006 and fiscal 2005, respectively. All rental equipment is operated under contract with U-Haul whereby U-Haul administers the operations and marketing of such equipment and in return receives a percentage of rental fees paid by customers. Based on the terms of various contracts, rental fees are distributed to U-Haul (for services as operators), to the fleet owners (including certain subsidiaries and related parties of U-Haul) and to rental dealers (including Company-operated U-Haul Centers).

In February 1997, AMERCO, through its insurance subsidiaries, invested in the equity of Private Mini, a Texas-based self-storage operator. RepWest invested $13.5 million and had a direct 30.6% interest and an indirect 13.2% interest. Oxford invested $11.0 million and had a direct 24.9% interest and an indirect 10.8% interest. On June 30, 2003, RepWest and Oxford exchanged their respective interests in Private Mini for certain real property owned by 4 SAC and 5 SAC. The exchanges were non-monetary and were recorded on the basis of the book values of the assets exchanged.

During 1997, Private Mini secured a $225.0 million line of credit with a financing institution, which was subsequently reduced in accordance with its terms to $125.0 million in December 2001. Under the terms of this credit facility, AMERCO entered into a support party agreement with Private Mini whereby upon default or noncompliance with certain debt covenants by Private Mini, AMERCO assumes responsibility in fulfilling all obligations related to this credit facility. In 2003, the support party obligation was bifurcated into two separate support party obligations; one consisting of a $55.0 million support party obligation and one consisting of a $70.0 million support party obligation. At March 31, 2003, $55.0 million of AMERCO’s support party obligation had been triggered. AMERCO satisfied the $55.0 million obligation by issuing notes to the Private Mini creditor, and we correspondingly increased our receivable from Private Mini by $55.0 million. Interest from Private Mini on this receivable is being recorded by AMERCO on a regular basis. The Company expects to fully recover this amount. Under the terms of FIN 45, the remaining $70.0 million support party obligation was recognized by the Company as a liability at March 31, 2004 and March 31, 2003. This resulted in AMERCO increasing Other Liabilities by $70.0 million and increasing our receivable from Private Mini by an additional $70.0 million. At March 31, 2005, the Company revalued the FIN 45 liability to $2.9 million. Effective July 15, 2005 the $70.0 million support party obligation was terminated and AMERCO is no longer obligated on behalf of Private Mini. The $2.9 million liability recorded in the Company’s books was eliminated at the time the support party obligation was terminated. Private Mini is now a wholly-owned subsidiary of 4 SAC and 5 SAC.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

In August 2005, RepWest completed the sale of three storage properties to 5 SAC and the sale of nineteen storage properties to Real Estate, for approximately $50.5 million. RepWest received cash from these sales. Management believes that the foregoing transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions.

In October 2005, Oxford completed the sale of three storage properties to 5 SAC, one storage property to Real Estate and was fully repaid by U-Haul on a mortgage note secured by twenty-five storage properties. These transactions totaled approximately $38.0 million. Oxford received cash from these sales and repayments. Management believes that the foregoing transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions.

Related Party Assets
	December 31,	March 31,
	2005	2005
	(Unaudited)
	(In thousands)
Private Mini notes, receivables and interest	$74,028	$70,887
Oxford note receivable from SAC Holding Corporation	5,040	5,040
U-Haul notes receivable from SAC Holding Coporation	123,578	123,578
U-Haul interest receivable from SAC Holding Corporation	39,844	35,960
U-Haul receivable from SAC Holding Corporation	5,083	1,028
SAC Holding II receivable from parent	2,900	2,202
U-Haul receivable from Mercury	3,117	2,185
Oxford and RepWest investment in Securespace	11,345	11,225
Other	507	561
	$265,442	$252,666

Related Party Liabilities
	December 31,	March 31,
	2005	2005
	(Unaudited)
	(In thousands)
SAC Holding II Corporation payable to affiliate	$8,818	$11,070

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

9. Consolidating Financial Information by Industry Segment

AMERCO has four reportable segments. They are Moving and Storage Operations, Property and Casualty Insurance, Life Insurance and SAC Holding II.

This section includes condensed consolidating financial information which presents the condensed consolidating balance sheets as of December 31, 2005 and March 31, 2005 and the related condensed consolidating statements of operations for the third quarter and nine months of fiscal 2006 and 2005 and the condensed consolidating cash flow statements for the nine months of fiscal 2006 and 2005 for:

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Consolidating balance sheets by industry segment as of December 31, 2005 are as follows:
	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$10	$210,624	$105	$-			$210,739	$7,932	$3,998	$23,593	(f	)	$246,262	$888	$-			$247,150
Reinsurance recoverables and trade receivables, net	-	18,644	22	-			18,666	201,893	17,924	-			238,483	-	-			238,483
Notes and mortgage receivables, net	-	1,432	406	-			1,838	-	-	-			1,838	-	-			1,838
Inventories, net	-	69,550	-	-			69,550	-	-	-			69,550	1,384	-			70,934
Prepaid expenses	6,841	15,260	-	-			22,101	-	-	-			22,101	61	-			22,162
Investments, fixed maturities	-	-	-	-			-	107,332	562,255	-			669,587	-	-			669,587
Investments, other	-	64	8,056	-			8,120	119,891	107,579	(2,362)	(f	)	233,228	-	-			233,228
Deferred policy acquisition costs, net	-	-	-	-			-	1,284	46,833	-			48,117	-	-			48,117
Other assets	237	53,153	38,238	-			91,628	1,520	1,153	-			94,301	4,743	-			99,044
Related party assets	72,216	321,614	446,856	(494,809)	(d	)	345,877	57,195	31,824	(87,918)	(d,f	)	346,978	2,900	(84,436)	(d	)	265,442
	79,304	690,341	493,683	(494,809)			768,519	497,047	771,566	(66,687)			1,970,445	9,976	(84,436)			1,895,985

Investment in subsidiaries	1,395,637	-	-	(1,132,621)	(c	)	263,016	-	-	(263,016)	(c	)	-	-	-			-
Investment in SAC Holding II	(13,946)	-	-	-			(13,946)	-	-	-			(13,946)	-	13,946	(c	)	-
Total investment in subsidiaries and SAC Holding II	1,381,691	-	-	(1,132,621)			249,070	-	-	(263,016)			(13,946)	-	13,946			-

Property, plant and equipment, at cost:
Land	-	31,210	143,127	-			174,337	-	-	-			174,337	-	-			174,337
Buildings and improvements	-	90,409	652,290	-			742,699	-	-	-			742,699	-	-			742,699
Furniture and equipment	293	256,754	17,739	-			274,786	-	-	-			274,786	-	-			274,786
Rental trailers and other rental equipment	-	202,280	-	-			202,280	-	-	-			202,280	-	-			202,280
Rental trucks	-	1,273,926	-	-			1,273,926	-	-	-			1,273,926	-	-			1,273,926
SAC Holding II - property, plant and equipment (b)	-	-	-	-			-	-	-	-			-	153,344	(74,212)	(e	)	79,132
	293	1,854,579	813,156	-			2,668,028	-	-	-			2,668,028	153,344	(74,212)			2,747,160
Less: Accumulated depreciation	(275)	(999,800)	(277,003)	-			(1,277,078)	-	-	-			(1,277,078)	(9,384)	9,524	(e	)	(1,276,938)
Total property, plant and equipment	18	854,779	536,153	-			1,390,950	-	-	-			1,390,950	143,960	(64,688)			1,470,222

Total assets	$1,461,013	$1,545,120	$1,029,836	$(1,627,430)			$2,408,539	$497,047	$771,566	$(329,703)			$3,347,449	$153,936	$(135,178)			$3,366,207

(a) Balances as of September 30, 2005
(b) Included in this caption is land of $57,169, buildings and improvements of $95,848, and furniture and equipment of $327
(c) Eliminate investment in subsidiaries and SAC Holding II
(d) Eliminate intercompany receivables and payables
(e) Eliminate gain on sale of property from U-Haul to SAC Holding II
(f) Elimination related to sale of assets from Oxford to U-Haul and Real Estate during the third quarter

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Consolidating balance sheets by industry segment as of December 31, 2005 are as follows (continued):
	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$6,105	$188,032	$5,588	$-			$199,725	$-	$4,704	$-			$204,429	$1,763	$-			$206,192
AMERCO's notes and loans payable	-	185,982	756,110	-			942,092	-	-	-			942,092	-	-			942,092
SAC Holding II Corporation notes and loans payable, non-recourse to AMERCO	-	-	-	-			-	-	-	-			-	76,572	-			76,572
Policy benefits and losses, claims and loss expenses payable	-	286,829	-	-			286,829	357,204	155,470	-			799,503	-	-			799,503
Liabilities from investment contracts	-	-	-	-			-	-	463,366	-			463,366	-	-			463,366
Other policyholders' funds and liabilities	-	-	-	-			-	6,122	8,642	-			14,764	-	-			14,764
Deferred income	-	11,466	2	-			11,468	9,302	14,279	(14,599)	(e	)	20,450	808	-			21,258
Deferred income taxes	212,336	-	-	-			212,336	(48,867)	(3,237)	4,997			165,229	(4,515)	(27,037)	(d	)	133,677
Related party liabilities	495,316	17,966	-	(494,809)	(c	)	18,473	9,199	12,221	(39,893)	(c	)	-	93,254	(84,436)	(c	)	8,818
Total liabilities	713,757	690,275	761,700	(494,809)			1,670,923	332,960	655,445	(49,495)			2,609,833	167,882	(111,473)			2,666,242

Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-			-	-	-	-			-	-	-			-
Series B preferred stock	-	-	-	-			-	-	-	-			-	-	-			-
Series A common stock	929	-	-	-			929	-	-	-			929	-	-			929
Common stock	9,568	540	1	(541)	(b	)	9,568	3,300	2,500	(5,800)	(b	)	9,568	-	-			9,568
Additional paid-in capital	411,602	121,230	147,481	(268,711)	(b	)	411,602	75,058	16,435	(91,493)	(b	)	411,602	-	(46,071)	(d	)	365,531
Accumulated other comprehensive income (loss)	(29,604)	(34,033)	-	34,033	(b	)	(29,604)	5,574	(4,311)	(1,263)	(b	)	(29,604)	-	-			(29,604)
Retained earnings (deficit)	772,853	776,748	120,654	(897,402)	(b	)	772,853	80,155	101,497	(181,652)	(b	)	772,853	(13,946)	22,366	(b,d	)	781,273
Cost of common shares in treasury, net	(418,092)	-	-	-			(418,092)	-	-	-			(418,092)	-	-			(418,092)
Unearned employee ownership plan shares	-	(9,640)	-	-			(9,640)	-	-	-			(9,640)	-	-			(9,640)
Total stockholders' equity (deficit)	747,256	854,845	268,136	(1,132,621)			737,616	164,087	116,121	(280,208)			737,616	(13,946)	(23,705)			699,965

Total liabilities and stockholders' equity	$1,461,013	$1,545,120	$1,029,836	$(1,627,430)			$2,408,539	$497,047	$771,566	$(329,703)			$3,347,449	$153,936	$(135,178)			$3,366,207

(a) Balances as of September 30, 2005
(b) Eliminate investment in subsidiaries and SAC Holding II
(c) Eliminate intercompany receivables and payables
(d) Eliminate gain on sale of property from U-Haul to SAC Holding II
(e) Elimination related to sale of assets from Oxford to U-Haul and Real Estate during the third quarter

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Consolidating balance sheets by industry segment as of March 31, 2005 are as follows:
	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated

Assets:	(In thousands)
Cash and cash equivalents	$14	$37,626	$4,327	$-			$41,967	$10,638	$2,992	$-			$55,597	$358	$-			$55,955
Reinsurance recoverables and trade receivables, net	-	9,294	26	-			9,320	211,821	15,676	-			236,817	-	-			236,817
Notes and mortgage receivables, net	-	1,020	945	-			1,965	-	-	-			1,965	-	-			1,965
Inventories, net	-	62,489	-	-			62,489	-	-	-			62,489	1,169	-			63,658
Prepaid expenses	4,863	14,865	-	-			19,728	-	-	-			19,728	146	-			19,874
Investments, fixed maturities	-	-	-	-			-	100,028	535,150	-			635,178	-	-			635,178
Investments, other	-	936	8,056	-			8,992	144,839	191,376	-			345,207	-	-			345,207
Deferred policy acquisition costs, net	-	-	-	-			-	1,273	51,270	-			52,543	-	-			52,543
Other assets	14,207	59,582	1,737	-			75,526	3,915	1,611	-			81,052	4,239	-			85,291
Related party assets	452,350	521,162	12,600	(650,371)	(d	)	335,741	56,479	32,216	(92,042)	(d	)	332,394	2,202	(81,930)	(d	)	252,666
	471,434	706,974	27,691	(650,371)			555,728	528,993	830,291	(92,042)			1,822,970	8,114	(81,930)			1,749,154
Investment in subsidiaries	1,236,082	-	-	(966,249)	(c	)	269,833	-	-	(269,833)	(c	)	-	-	-			-
Investment in SAC Holding II	(14,659)	-	-	-			(14,659)	-	-	-			(14,659)	-	14,659	(c	)	-
Total investment in subsidiaries and SAC Holding II	1,221,423	-	-	(966,249)			255,174	-	-	(269,833)			(14,659)	-	14,659			-
Property, plant and equipment, at cost:
Land	-	21,265	129,880	-			151,145	-	-	-			151,145	-	-			151,145
Buildings and improvements	-	84,921	601,304	-			686,225	-	-	-			686,225	-	-			686,225
Furniture and equipment	292	247,219	17,705	-			265,216	-	-	-			265,216	-	-			265,216
Rental trailers and other rental equipment	-	199,461	-	-			199,461	-	-	-			199,461	-	-			199,461
Rental trucks	-	1,252,018	-	-			1,252,018	-	-	-			1,252,018	-	-			1,252,018
SAC Holding II - property, plant and equipment (b)	-	-	-	-			-	-	-	-			-	151,806	(74,212)	(e	)	77,594
	292	1,804,884	748,889	-			2,554,065	-	-	-			2,554,065	151,806	(74,212)			2,631,659
Less: Accumulated depreciation	(255)	(1,008,523)	(269,990)	-			(1,278,768)	-	-	-			(1,278,768)	(7,527)	9,104	(e	)	(1,277,191)
Total property, plant and equipment	37	796,361	478,899	-			1,275,297	-	-	-			1,275,297	144,279	(65,108)			1,354,468
Total assets	$1,692,894	$1,503,335	$506,590	$(1,616,620)			$2,086,199	$528,993	$830,291	$(361,875)			$3,083,608	$152,393	$(132,379)			$3,103,622

(a) Balances as of December 31, 2004
(b) Included in this caption is land of $56,960, buildings and improvements of $94,620, and furniture and equipment of $226
(c) Eliminate investment in subsidiaries and SAC Holding II
(d) Eliminate intercompany receivables and payables
(e) Eliminate gain on sale of property from U-Haul to SAC Holding II

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Consolidating balance sheets by industry segment as of March 31, 2005 are as follows (continued):
	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$17,330	$185,371	$2,736	$-			$205,437	$-	$325	$-			$205,762	$1,001	$-			$206,763
AMERCO's notes and loans payable	780,008	-	-	-			780,008	-	-	-			780,008	-	-			780,008
SAC Holding II Corporation notes and loans payable, non-recourse to AMERCO	-	-	-	-			-	-	-	-			-	77,474	-			77,474
Policy benefits and losses, claims and loss expenses payable	-	249,053	-	-			249,053	391,383	164,685	-			805,121	-	-			805,121
Liabilities from investment contracts	-	-	-	-			-	-	503,838	-			503,838	-	-			503,838
Other policyholders' funds and liabilities	-	-	-	-			-	8,669	20,973	-			29,642	-	-			29,642
Deferred income	-	11,716	2	-			11,718	12,143	14,279	-			38,140	603	-			38,743
Deferred income taxes	158,415	-	-	-			158,415	(46,948)	(1,121)	-			110,346	(4,973)	(27,249)	(d	)	78,124
Related party liabilities	115,499	355,997	249,692	(650,371)	(c	)	70,817	8,910	12,315	(92,042)	(c	)	-	92,947	(81,877)	(c	)	11,070
Total liabilities	1,071,252	802,137	252,430	(650,371)			1,475,448	374,157	715,294	(92,042)			2,472,857	167,052	(109,126)			2,530,783
Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-			-	-	-	-			-	-	-			-
Series B preferred stock	-	-	-	-			-	-	-	-			-	-	-			-
Series A common stock	929	-	-	-			929	-	-	-			929	-	-			929
Common stock	9,568	540	1	(541)	(b	)	9,568	3,300	2,500	(5,800)	(b	)	9,568	-	-			9,568
Additional paid-in capital	396,415	121,230	147,481	(268,711)	(b	)	396,415	69,922	16,435	(86,357)	(b	)	396,415	-	(46,071)	(d	)	350,344
Accumulated other comprehensive income (loss)	(30,661)	(33,344)	-	33,344	(b	)	(30,661)	2,582	54	(2,636)	(b	)	(30,661)	-	-			(30,661)
Retained earnings (deficit)	663,483	623,663	106,678	(730,341)	(b	)	663,483	79,032	96,008	(175,040)	(b	)	663,483	(14,659)	22,818	(b,d	)	671,642
Cost of common shares in treasury, net	(418,092)	-	-	-			(418,092)	-	-	-			(418,092)	-	-			(418,092)
Unearned employee stock ownership plan shares	-	(10,891)	-	-			(10,891)	-	-	-			(10,891)	-	-			(10,891)
Total stockholders' equity (deficit)	621,642	701,198	254,160	(966,249)			610,751	154,836	114,997	(269,833)			610,751	(14,659)	(23,253)			572,839
Total liabilities and stockholders' equity	$1,692,894	$1,503,335	$506,590	$(1,616,620)			$2,086,199	$528,993	$830,291	$(361,875)			$3,083,608	$152,393	$(132,379)			$3,103,622

(a) Balances as of December 31, 2004
(b) Eliminate investment in subsidiaries and SAC Holding II
(c) Eliminate intercompany receivables and payables
(d) Eliminate gain on sale of property from U-Haul to SAC Holding II

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Consolidating statement of operations by industry segment for the quarter ended December 31, 2005 are as follows:
	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$353,409	$-	$-			$353,409	$-	$-	$-			$353,409	$2,211	$(2,211)	(b	)	$353,409
Self-storage revenues	-	24,655	400	-			25,055	-	-	-			25,055	4,729	-			29,784
Self-moving & self-storage products & service sales	-	43,697	-	-			43,697	-	-	-			43,697	3,619	-			47,316
Property management fees	-	4,942	-	-			4,942	-	-	-			4,942	-	(653)	(g	)	4,289
Life insurance premiums	-	-	-	-			-	-	31,123	(380)	(c	)	30,743	-	-			30,743
Property and casualty insurance premiums	-	-	-	-			-	9,949	-	-			9,949	-	-			9,949
Net investment and interest income	908	7,538	(6)	-			8,440	2,878	4,437	(1,087)	(d	)	14,668	-	(1,861)	(d	)	12,807
Other revenue	-	7,709	16,243	(17,770)	(b	)	6,182	-	1,504	(447)	(b	)	7,239	311	(177)	(b	)	7,373
Total revenues	908	441,950	16,637	(17,770)			441,725	12,827	37,064	(1,914)			489,702	10,870	(4,902)			495,670

Costs and expenses:
Operating expenses	4,009	271,957	2,306	(17,770)	(b	)	260,502	4,133	6,269	(4,404)	(b,c	)	266,500	5,521	(653)	(g	)	271,368
Commission expenses	-	44,759	-	-			44,759	-	-	-			44,759	-	(2,211)	(b	)	42,548
Cost of sales	-	21,973	-	-			21,973	-	-	-			21,973	1,403	-			23,376
Benefits and losses	-	-	-	-			-	10,041	22,671	2,490	(c	)	35,202	-	-			35,202
Amortization of deferred policy acquisition costs	-	-	-	-			-	250	5,504	-			5,754	-	-			5,754
Lease expense	23	37,317	19	-			37,359	-	-	-			37,359	-	(177)	(b	)	37,182
Depreciation, net of (gains) losses on disposals	5	32,600	2,040	-			34,645	-	-	-			34,645	316	(140)	(e	)	34,821
Total costs and expenses	4,037	408,606	4,365	(17,770)			399,238	14,424	34,444	(1,914)			446,192	7,240	(3,181)			450,251
Equity in earnings of subsidiaries	23,792	-	-	(23,726)	(f	)	66	-	-	(66)	(f	)	-	-	-			-
Equity in earnings of SAC Holding II	136	-	-	-			136	-	-	-			136	-	(136)	(f	)	-
Total - equity in earnings of subsidiaries and SAC Holding II	23,928	-	-	(23,726)			202	-	-	(66)			136	-	(136)			-
Earnings (loss) from operations	20,799	33,344	12,272	(23,726)			42,689	(1,597)	2,620	(66)			43,646	3,630	(1,857)			45,419
Interest expense (income)	10,850	620	4,779	-			16,249	-	-	-			16,249	3,403	(1,861)	(d	)	17,791
Pretax earnings (loss)	9,949	32,724	7,493	(23,726)			26,440	(1,597)	2,620	(66)			27,397	227	4			27,628
Income tax benefit (expense)	5,134	(13,472)	(3,019)	-			(11,357)	560	(1,517)	-			(12,314)	(91)	(53)	(e	)	(12,458)
Net earnings (loss)	15,083	19,252	4,474	(23,726)			15,083	(1,037)	1,103	(66)			15,083	136	(49)			15,170
Less: Preferred stock dividends	(3,241)	-	-	-			(3,241)	-	-	-			(3,241)	-	-			(3,241)
Earnings (loss) available to common shareholders	$11,842	$19,252	$4,474	$(23,726)			$11,842	$(1,037)	$1,103	$(66)			$11,842	$136	$(49)			$11,929
(a) Balances for the quarter ended September 30, 2005
(b) Eliminate intercompany lease income and commission income
(c ) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate gain on sale of surplus property from U-Haul to SAC Holding II
(f) Eliminate equity in earnings of subsidiaries and equity in earnings of SAC Holding II
(g) Eliminate management fees charged to SAC Holding II and other intercompany operating expenses

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Consolidating statements of operations by industry for the quarter ended December 31, 2004 are as follows:
	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$328,550	$(79)	$-			$328,471	$-	$-	$-			$328,471	$2,043	$(2,043)	(b	)	$328,471
Self-storage revenues	-	24,097	211	-			24,308	-	-	-			24,308	4,538	-			28,846
Self-moving & self-storage products & service sales	-	39,478	(15)	-			39,463	-	-	-			39,463	3,231	-			42,694
Property management fees	-	3,486	-	-			3,486	-	-	-			3,486	-	(606)	(g	)	2,880
Life insurance premiums	-	-	-	-			-	-	31,603	(362)	(c	)	31,241	-	-			31,241
Property and casualty insurance premiums	-	-	-	-			-	3,975	-	-			3,975	-	-			3,975
Net investment and interest income	1,872	5,270	22	-			7,164	6,827	6,299	(1,036)	(d	)	19,254	-	(2,145)	(d	)	17,109
Other revenue	(3)	6,279	14,004	(15,481)	(b	)	4,799	-	1,540	(175)	(b	)	6,164	294	(177)	(b	)	6,281
Total revenues	1,869	407,160	14,143	(15,481)			407,691	10,802	39,442	(1,573)			456,362	10,106	(4,971)			461,497

Costs and expenses:
Operating expenses	5,126	276,504	1,657	(15,481)	(b	)	267,806	3,824	14,196	(3,928)	(b,c	)	281,898	5,226	(606)	(g	)	286,518
Commission expenses	-	41,345	-	-			41,345	-	-	-			41,345	-	(2,043)	(b	)	39,302
Cost of sales	-	19,254	(8)	-			19,246	-	-	-			19,246	2,115	-			21,361
Benefits and losses	-	-	-	-			-	15,920	22,683	2,355	(c	)	40,958	-	-			40,958
Amortization of deferred policy acquisition costs	-	-	-	-			-	276	6,003	-			6,279	-	-			6,279
Lease expense	23	38,656	4	-			38,683	-	-	-			38,683	-	(177)	(b	)	38,506
Depreciation, net of (gains) losses on disposals	7	27,725	63	-			27,795	-	-	-			27,795	627	(140)	(e	)	28,282
Total costs and expenses	5,156	403,484	1,716	(15,481)			394,875	20,020	42,882	(1,573)			456,204	7,968	(2,966)			461,206

Equity in earnings of subsidiaries	3,161	-	-	(11,481)	(f	)	(8,320)	-	-	8,320	(f	)	-	-	-			-
Equity in earnings of SAC Holding II	(905)	-	-	-			(905)	-	-	-			(905)	-	905	(f	)	-
Total - equity in earnings of subsidiaries and SAC Holding II	2,256	-	-	(11,481)			(9,225)	-	-	8,320			(905)	-	905			-
Earnings (loss) from operations	(1,031)	3,676	12,427	(11,481)			3,591	(9,218)	(3,440)	8,320			(747)	2,138	(1,100)			291
Interest expense (income)	17,707	(6,354)	4,013	-			15,366	-	-	-			15,366	3,710	(2,145)	(d	)	16,931
Litigation settlement	51,341	-	-	-			51,341	-	-	-			51,341	-	-			51,341
Pretax earnings (loss)	32,603	10,030	8,414	(11,481)			39,566	(9,218)	(3,440)	8,320			35,228	(1,572)	1,045			34,701
Income tax benefit (expense)	(11,144)	(3,665)	(3,298)	-			(18,107)	3,219	1,119	-			(13,769)	667	(53)	(e	)	(13,155)
Net earnings (loss)	21,459	6,365	5,116	(11,481)			21,459	(5,999)	(2,321)	8,320			21,459	(905)	992			21,546
Less: Preferred stock dividends	(3,241)	-	-	-			(3,241)	-	-	-			(3,241)	-	-			(3,241)
Earnings (loss) available to common shareholders	$18,218	$6,365	$5,116	$(11,481)			$18,218	$(5,999)	$(2,321)	$8,320			$18,218	$(905)	$992			$18,305
(a) Balances for the quarter ended September 30, 2004
(b) Eliminate intercompany lease income and commission income
(c ) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate gain on sale of surplus property from U-Haul to SAC Holding II
(f) Eliminate equity in earnings of subsidiaries and equity in earnings of SAC Holding II
(g) Eliminate management fees charged to SAC Holding II and other intercompany operating expenses

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Consolidating statements of operations by industry for the nine months ended December 31, 2005 are as follows:
	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$1,201,374	$-	$-			$1,201,374	$-	$-	$-			$1,201,374	$7,560	$(7,560)	(b	)	$1,201,374
Self-storage revenues	-	76,827	1,296	-			78,123	-	-	-			78,123	14,030	-			92,153
Self-moving & self-storage products & service sales	-	163,369	-	-			163,369	-	-	-			163,369	13,002	-			176,371
Property management fees	-	14,688	-	-			14,688	-	-	-			14,688	-	(2,130)	(g	)	12,558
Life insurance premiums	-	-	-	-			-	-	91,187	(1,137)	(c	)	90,050	-	-			90,050
Property and casualty insurance premiums	-	-	-	-			-	20,172	-	-			20,172	-	-			20,172
Net investment and interest income	3,870	18,254	19	-			22,143	9,021	15,712	(3,084)	(d	)	43,792	-	(4,919)	(d	)	38,873
Other revenue	175	28,770	44,957	(48,928)	(b	)	24,974	-	4,508	(806)	(b	)	28,676	949	(532)	(b	)	29,093
Total revenues	4,045	1,503,282	46,272	(48,928)			1,504,671	29,193	111,407	(5,027)			1,640,244	35,541	(15,141)			1,660,644

Costs and expenses:
Operating expenses	9,039	829,566	5,447	(48,928)	(b	)	795,124	8,555	20,459	(11,556)	(b,c	)	812,582	17,409	(2,130)	(g	)	827,861
Commission expenses	-	151,323	-	-			151,323	-	-	-			151,323	-	(7,560)	(b	)	143,763
Cost of sales	-	79,683	-	-			79,683	-	-	-			79,683	5,654	-			85,337
Benefits and losses	-	-	-	-			-	17,172	65,524	6,529	(c	)	89,225	-	-			89,225
Amortization of deferred policy acquisition costs	-	-	-	-			-	1,739	16,067	-			17,806	-	-			17,806
Lease expense	64	107,474	49	-			107,587	-	-	-			107,587	-	(532)	(b	)	107,055
Depreciation, net of (gains) losses on disposals	20	95,501	6,531	-			102,052	-	-	-			102,052	1,748	(420)	(e	)	103,380
Total costs and expenses	9,123	1,263,547	12,027	(48,928)			1,235,769	27,466	102,050	(5,027)			1,360,258	24,811	(10,642)			1,374,427
Equity in earnings of subsidiaries	173,673	-	-	(167,061)	(f	)	6,612	-	-	(6,612)	(f	)	-	-	-			-
Equity in earnings of SAC Holding II	713	-	-	-			713	-	-	-			713	-	(713)	(f	)	-
Total - equity in earnings of subsidiaries and SAC Holding II	174,386	-	-	(167,061)			7,325	-	-	(6,612)			713	-	(713)			-
Earnings from operations	169,308	239,735	34,245	(167,061)			276,227	1,727	9,357	(6,612)			280,699	10,730	(5,212)			286,217
Interest expense (income)	46,674	(9,498)	10,868	-			48,044	-	-	-			48,044	9,547	(4,919)	(d	)	52,672
Fees on early extinguishment of debt	35,627	-	-	-			35,627	-	-	-			35,627	-	-			35,627
Pretax earnings	87,007	249,233	23,377	(167,061)			192,556	1,727	9,357	(6,612)			197,028	1,183	(293)			197,918
Income tax benefit (expense)	32,086	(96,148)	(9,401)	-			(73,463)	(604)	(3,868)	-			(77,935)	(470)	(159)	(e	)	(78,564)
Net earnings	119,093	153,085	13,976	(167,061)			119,093	1,123	5,489	(6,612)			119,093	713	(452)			119,354
Less: Preferred stock dividends	(9,723)	-	-	-			(9,723)	-	-	-			(9,723)	-	-			(9,723)
Earnings available to common shareholders	$109,370	$153,085	$13,976	$(167,061)			$109,370	$1,123	$5,489	$(6,612)			$109,370	$713	$(452)			$109,631
(a) Balances for the nine months ended September 30, 2005
(b) Eliminate intercompany lease income and commission income
(c ) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate gain on sale of surplus property from U-Haul to SAC Holding II
(f) Eliminate equity in earnings of subsidiaries and equity in earnings of SAC Holding II
(g) Eliminate management fees charged to SAC Holding II and other intercompany operating expenses

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Consolidating statements of operations by industry for the nine months ended December 31, 2004 are as follows:
	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$1,147,369	$-	$-			$1,147,369	$-	$-	$-			$1,147,369	$7,170	$(7,170)	(b	)	$1,147,369
Self-storage revenues	-	73,644	1,332	-			74,976	-	-	-			74,976	13,383	-			88,359
Self-moving & self-storage products & service sales	-	150,128	-	-			150,128	-	-	-			150,128	11,839	-			161,967
Property management fees	-	10,974	-	-			10,974	-	-	-			10,974	-	(2,003)	(g	)	8,971
Life insurance premiums	-	-	-	-			-	-	97,640	(1,105)	(c	)	96,535	-	-			96,535
Property and casualty insurance premiums	-	-	-	-			-	20,815	-	-			20,815	-	-			20,815
Net investment and interest income	6,826	16,569	76	-			23,471	15,063	17,960	(4,092)	(d	)	52,402	-	(6,242)	(d	)	46,160
Other revenue	-	21,378	42,167	(46,492)	(b	)	17,053	-	6,894	(565)	(b	)	23,382	836	(532)	(b	)	23,686
Total revenues	6,826	1,420,062	43,575	(46,492)			1,423,971	35,878	122,494	(5,762)			1,576,581	33,228	(15,947)			1,593,862

Costs and expenses:
Operating expenses	16,653	832,195	5,304	(46,492)	(b	)	807,660	5,381	30,801	(12,578)	(b,c	)	831,264	16,615	(2,003)	(g	)	845,876
Commission expenses	-	145,239	-	-			145,239	-	-	-			145,239	-	(7,170)	(b	)	138,069
Cost of sales	-	72,489	-	-			72,489	-	-	-			72,489	5,128	-			77,617
Benefits and losses	-	-	-	-			-	33,817	70,377	6,816	(c	)	111,010	-	-			111,010
Amortization of deferred policy acquisition costs	-	-	-	-			-	5,429	18,586	-			24,015	-	-			24,015
Lease expense	67	115,823	31	-			115,921	-	-	-			115,921	-	(532)	(b	)	115,389
Depreciation, net of (gains) losses on disposals	24	81,576	3,147	-			84,747	-	-	-			84,747	1,887	(420)	(e	)	86,214
Total costs and expenses	16,744	1,247,322	8,482	(46,492)			1,226,056	44,627	119,764	(5,762)			1,384,685	23,630	(10,125)			1,398,190

Equity in earnings of subsidiaries	126,232	-	-	(130,222)	(f	)	(3,990)	-	-	3,990	(f	)	-	-	-			-
Equity in earnings of SAC Holding II	(828)	-	-	-			(828)	-	-	-			(828)	-	828	(f	)	-
Total - equity in earnings of subsidiaries and SAC Holding II	125,404	-	-	(130,222)			(4,818)	-	-	3,990			(828)	-	828			-
Earnings (loss) from operations	115,486	172,740	35,093	(130,222)			193,097	(8,749)	2,730	3,990			191,068	9,598	(4,994)			195,672
Interest expense (income)	51,917	(13,258)	10,637	-			49,296	-	-	-			49,296	10,941	(6,242)	(d	)	53,995
Litigation settlement	51,341	-	-	-			51,341	-	-	-			51,341					51,341
Pretax earnings (loss)	114,910	185,998	24,456	(130,222)			195,142	(8,749)	2,730	3,990			193,113	(1,343)	1,248			193,018
Income tax benefit (expense)	3,853	(70,554)	(9,678)	-			(76,379)	3,062	(1,033)	-			(74,350)	515	(159)	(e	)	(73,994)
Net earnings (loss)	118,763	115,444	14,778	(130,222)			118,763	(5,687)	1,697	3,990			118,763	(828)	1,089			119,024
Less: Preferred stock dividends	(9,723)	-	-	-			(9,723)	-	-	-			(9,723)	-	-			(9,723)
Earnings (loss) available to common shareholders	$109,040	$115,444	$14,778	$(130,222)			$109,040	$(5,687)	$1,697	$3,990			$109,040	$(828)	$1,089			$109,301
(a) Balances for the nine months ended September 30, 2004
(b) Eliminate intercompany lease income and commission income
(c ) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate gain on sale of surplus property from U-Haul to SAC Holding II
(f) Eliminate equity in earnings of subsidiaries and equity in earnings of SAC Holding II
(g) Eliminate management fees charged to SAC Holding II and other intercompany operating expenses

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Consolidating cash flow statements by industry segment for the nine months ended December 31, 2005 are as follows:
	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings (loss)	$119,093	$153,085	$13,976	$(167,061)	$119,093	$1,123	$5,489	$(6,612)	$119,093	$713	$(452)	$119,354
Earnings from consolidated entities	(174,386)	-	-	167,061	(7,325)	-	-	6,612	(713)	-	713	-
Depreciation	20	87,858	7,013	-	94,891	-	-	-	94,891	1,857	-	96,748
Amortization of deferred policy acquistion costs	-	-	-	-	-	1,739	17,556	-	19,295	-	-	19,295
Change in provision for losses on trade receivables	-	(24)	-	-	(24)	-	-	-	(24)	-	-	(24)
Change in provision for losses on mortgage notes	-	(1,216)	-	-	(1,216)	-	-	-	(1,216)	-	-	(1,216)
Net (gain) loss on sale of real and personal property	-	7,643	(482)	-	7,161	(56)	-	-	7,105	-	-	7,105
Net (gain) loss on sale of investments	-	-	-	-	-	1,082	1,959	-	3,041	-	-	3,041
Write-off of unamortized debt issuance costs	13,629	-	-	-	13,629	-	-	-	13,629	-	-	13,629
Deferred income taxes	53,921	-	-	-	53,921	(1,919)	(2,116)	-	49,886	458	212	50,556
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(9,326)	4	-	(9,322)	9,928	(2,248)	-	(1,642)	-	-	(1,642)
Inventories	-	(7,061)	-	-	(7,061)	-	-	-	(7,061)	(215)	-	(7,276)
Prepaid expenses	(1,978)	(395)	-	-	(2,373)	-	-	-	(2,373)	85	-	(2,288)
Capitalization of deferred policy acquisition costs	-	-	-	-	-	(1,750)	(7,213)	-	(8,963)	-	-	(8,963)
Other assets	341	11,581	(12,056)	-	(134)	2,395	458	-	2,719	(504)	-	2,215
Related party assets	400,318	(9,448)	(54)	(380,768)	10,048	(716)	392	(5,943)	3,781	(698)	2,506	5,589
Accounts payable and accrued expenses	(1,047)	(24,521)	16,828	-	(8,740)	2,994	3,356	(5,652)	(8,042)	776	(420)	(7,686)
Policy benefits and losses, claims and loss expenses payable	-	37,776	-	-	37,776	(34,179)	(9,215)	-	(5,618)	-	-	(5,618)
Other policyholders' funds and liabilities	-	-	-	-	-	(2,547)	(12,331)	-	(14,878)	-	-	(14,878)
Deferred income	-	(250)	-	-	(250)	(2,841)	-	(14,599)	(17,690)	205	-	(17,485)
Related party liabilities	(167)	(338,031)	(94,914)	380,768	(52,344)	5,425	(94)	52,149	5,136	307	(2,559)	2,884
Net cash provided (used) by operating activities	409,744	(92,329)	(69,685)	-	247,730	(19,322)	(4,007)	25,955	250,356	2,984	-	253,340
Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(1)	(186,534)	(64,275)	-	(250,810)	-	-	-	(250,810)	(1,552)	-	(252,362)
Short term investments	-	-	-	-	-	(172,117)	(197,687)	-	(369,804)	-	-	(369,804)
Fixed maturities investments	-	-	-	-	-	(42,604)	(141,073)	-	(183,677)	-	-	(183,677)
Real estate	-	-	-	-	-	-	-	(2,362)	(2,362)	-	-	(2,362)
Mortgage loans	-	-	-	-	-	-	(5,838)	-	(5,838)	-	-	(5,838)
Proceeds from sales of:
Property, plant and equipment	-	40,395	6,447	-	46,842	-	-	-	46,842	-	-	46,842
Short term investments	-	-	-	-	-	152,237	274,547	-	426,784	-	-	426,784
Fixed maturities investments	-	-	-	-	-	25,786	94,069	-	119,855	-	-	119,855
Equity securities	-	-	-	-	-	-	10,615	-	10,615	-	-	10,615
Preferred stock	-	-	-	-	-	8,403	-	-	8,403	-	-	8,403
Real estate	-	-	-	-	-	44,911	514	-	45,425	-	-	45,425
Mortgage loans	-	-	-	-	-	-	10,338	-	10,338	-	-	10,338
Payments from notes and mortgage receivables	-	804	539	-	1,343	-	-	-	1,343	-	-	1,343
Net cash provided (used) by investing activities	(1)	(145,335)	(57,289)	-	(202,625)	16,616	45,485	(2,362)	(142,886)	(1,552)	-	(144,438)
	(page 1 of 2)
(a) Balance for the nine months ended September 30, 2005

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	$80,266	$215,950	$952,334	$-	$1,248,550	$-	$-	$-	$1,248,550	$-	$-	$1,248,550
Principal repayments on credit facilities	(860,274)	(10,383)	(216,157)	-	(1,086,814)	-	-	-	(1,086,814)	(902)	-	(1,087,716)
Debt issuance costs	-	(5,152)	(24,445)	-	(29,597)	-	-	-	(29,597)	-	-	(29,597)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	1,251	-	-	1,251	-	-	-	1,251	-	-	1,251
Proceeds from (repayment of) intercompany loans	379,984	208,996	(588,980)	-	-	-	-	-	-	-	-	-
Preferred stock dividends paid	(9,723)	-	-	-	(9,723)	-	-	-	(9,723)	-	-	(9,723)
Investment contract deposits	-	-	-	-	-	-	15,471	-	15,471	-	-	15,471
Investment contract withdrawals	-	-	-	-	-	-	(55,943)	-	(55,943)	-	-	(55,943)
Net cash provided by financing activities	(409,747)	410,662	122,752	-	123,667	-	(40,472)	-	83,195	(902)	-	82,293

Increase (decrease) in cash and cash equivalents	(4)	172,998	(4,222)	-	168,772	(2,706)	1,006	23,593	190,665	530	-	191,195
Cash and cash equivalents at beginning of period	14	37,626	4,327	-	41,967	10,638	2,992	-	55,597	358	-	55,955
Cash and cash equivalents at end of period	$10	$210,624	$105	$-	$210,739	$7,932	$3,998	$23,593	$246,262	$888	$-	$247,150
	(page 2 of 2)
(a) Balance for the nine months ended September 30, 2005

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Consolidating cash flow statements by industry segment for the nine months ended December 31, 2004 are as follows:
	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings (loss)	$118,763	$115,444	$14,778	$(130,222)	$118,763	$(5,687)	$1,697	$3,990	$118,763	$(828)	$1,089	$119,024
Earnings from consolidated entities	(122,456)	-	-	132,279	9,823	-	-	(8,995)	828	-	(828)	-
Depreciation	24	77,086	6,453	-	83,563	-	-	-	83,563	1,887	(420)	85,030
Amortization of deferred policy acquisition costs	-	-	-	-	-	1,092	19,946	-	21,038	-	-	21,038
Change in provision for losses on trade receivables	-	(360)	-	-	(360)	-	-	-	(360)	-	-	(360)
Net (gain) loss on sale of real and personal property	-	4,490	(3,306)	-	1,184	(186)	-	-	998	-	-	998
Net (gain) loss on sale of investments	-	-	-	-	-	(56)	(492)	-	(548)	-	-	(548)
Deferred income taxes	57,735	-	-	-	57,735	(4,414)	(6,035)	-	47,286	(526)	159	46,919
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(2,686)	14,829	-	12,143	13,685	-	-	25,828	-	-	25,828
Inventories	-	(776)	-	-	(776)	-	-	-	(776)	(253)	-	(1,029)
Prepaid expenses	(3,313)	(6,795)	2	-	(10,106)	-	-	-	(10,106)	(72)	-	(10,178)
Capitalization of deferred policy acquisition costs	-	-	-	-	-	469	(5,013)	-	(4,544)	-	-	(4,544)
Other assets	4,950	(26,642)	(1,889)	-	(23,581)	1,592	400	-	(21,589)	256	-	(21,333)
Related party assets	(56,217)	(18,123)	676	54,946	(18,718)	6,749	-	(13,115)	(25,084)	(1,600)	3,101	(23,583)
Accounts payable and accrued expenses	(1,241)	(15,137)	8,150	(2,057)	(10,285)	(835)	-	5,005	(6,115)	(145)	-	(6,260)
Policy benefits and losses, claims and loss expenses payable	-	33,698	-	-	33,698	(27,563)	(9,369)	-	(3,234)	-	-	(3,234)
Other policyholders' funds and liabilities	-	-	-	-	-	(2,795)	4,232	-	1,437	-	-	1,437
Deferred income	-	(3,606)	(34)	-	(3,640)	(3,086)	-	-	(6,726)	9	-	(6,717)
Related party liabilities	(20,597)	61,721	-	(54,946)	(13,822)	944	2,467	12,981	2,570	1,845	(3,101)	1,314
Net cash provided (used) by operating activities	(22,352)	218,314	39,659	-	235,621	(20,091)	7,833	(134)	223,229	573	-	223,802
Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(6)	(169,980)	(2,090)	-	(172,076)	-	-	-	(172,076)	(420)	-	(172,496)
Short term investments	-	-	-	-	-	(137,727)	-	-	(137,727)	-	-	(137,727)
Fixed maturities investments	-	-	-	-	-	(1,438)	(82,227)	-	(83,665)	-	-	(83,665)
Equity securities	-	-	-	-	-	-	(6,765)	-	(6,765)	-	-	(6,765)
Other asset investments, net	-	(936)	-	-	(936)	-	-	-	(936)	-	-	(936)
Mortgage loans	-	-	-	-	-	-	(750)	-	(750)	-	-	(750)
Notes and mortgage receivables	-	(2,192)	-	-	(2,192)	-	-	-	(2,192)	-	-	(2,192)
Proceeds from sales of:
Property, plant and equipment	-	225,305	3,928	-	229,233	-	-	-	229,233	-	-	229,233
Short term investments	-	-	-	-	-	129,470	-	-	129,470	-	-	129,470
Fixed maturities investments	-	-	-	-	-	21,117	82,085	-	103,202	-	-	103,202
Preferred stock	-	-	-	-	-	11,182	3,811	-	14,993	-	-	14,993
Other asset investments, net	-	-	1,949	-	1,949	-	42,144	-	44,093	-	-	44,093
Real estate	-	-	-	-	-	5,455	-	-	5,455	-	-	5,455
Mortgage loans	-	-	-	-	-	-	2,819	-	2,819	-	-	2,819
Payments from notes and mortgage receivables	-	-	205	-	205	-	-	-	205	-	-	205
Net cash provided (used) by investing activities	(6)	52,197	3,992	-	56,183	28,059	41,117	-	125,359	(420)	-	124,939
	(page 1 of 2)
(a) Balance for the nine months ended September 30, 2004

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	$35,032	$-	$-	$-	$35,032	$-	$-	$-	$35,032	$-	$-	$35,032
Principal repayments on credit facilities	(201,549)	-	-	-	(201,549)	-	-	-	(201,549)	(847)	-	(202,396)
Leveraged Employee Stock Ownership Plan - repayments from loan	612	1,140	-	-	1,752	-	-	-	1,752	-	-	1,752
Payoff of capital leases	-	(99,607)	-	-	(99,607)	-	-	-	(99,607)	-	-	(99,607)
Proceeds from (repayment of) intercompany notes payable	(134)	-	-	-	(134)	-	-	134	-	-	-	-
Proceeds from (repayment of) intercompany loans	223,117	(183,136)	(39,981)	-	-	-	-	-	-	-	-	-
Preferred stock dividends paid	(25,297)	-	-	-	(25,297)	-	-	-	(25,297)	-	-	(25,297)
Investment contract deposits	-	-	-	-	-	-	19,587	-	19,587	-	-	19,587
Investment contract withdrawals	-	-	-	-	-	-	(79,143)	-	(79,143)	-	-	(79,143)
Net cash provided by financing activities	31,781	(281,603)	(39,981)	-	(289,803)	-	(59,556)	134	(349,225)	(847)	-	(350,072)

Increase (decrease) in cash and cash equivalents	9,423	(11,092)	3,670	-	2,001	7,968	(10,606)	-	(637)	(694)	-	(1,331)
Cash and cash equivalents at beginning of period	-	64,717	661	-	65,378	-	15,168	-	80,546	1,011	-	81,557
Cash and cash equivalents at end of period	$9,423	$53,625	$4,331	$-	$67,379	$7,968	$4,562	$-	$79,909	$317	$-	$80,226
	(page 2 of 2)
(a) Balance for the nine months ended September 30, 2004

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Industry Segment and Geographic Area Data
	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter Ended December 31, 2005
Total revenues	$484,908	$10,762	$495,670
Depreciation and amortization, net	39,285	1,290	40,575
Interest expense	15,354	2,437	17,791
Pretax earnings (loss)	28,755	(1,127)	27,628
Income tax expense (income)	12,506	(48)	12,458
Identifiable assets	3,295,119	71,088	3,366,207

Quarter Ended December 31, 2004
Total revenues	$449,761	$11,736	$461,497
Depreciation and amortization, net	33,319	1,242	34,561
Interest expense (income)	16,961	(30)	16,931
Pretax earnings (loss)	35,155	(454)	34,701
Income tax expense	13,155	-	13,155
Identifiable assets	3,109,869	72,916	3,182,785

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Nine Months Ended December 31, 2005
Total revenues	$1,617,093	$43,551	$1,660,644
Depreciation and amortization, net	117,415	3,771	121,186
Interest expense (income)	53,157	(485)	52,672
Pretax earnings	192,443	5,475	197,918
Income tax expense (income)	78,588	(24)	78,564
Identifiable assets	3,295,119	71,088	3,366,207

Nine Months Ended December 31, 2004
Total revenues	$1,551,644	$42,218	$1,593,862
Depreciation and amortization, net	106,594	3,635	110,229
Interest expense (income)	54,037	(42)	53,995
Pretax earnings	187,648	5,370	193,018
Income tax expense	73,994	-	73,994
Identifiable assets	3,109,869	72,916	3,182,785

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with the overall strategy of AMERCO, followed by a description of our business segments and the strategy of our business segments to give the reader an overview of the goals of our business and the direction in which our businesses and products are moving. This is followed by a discussion of the Critical Accounting Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for the third quarter and nine months ending December 31, 2005 compared with the same periods last year beginning with an overview. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources”. We conclude this MD&A by discussing our outlook for the remainder of fiscal 2006 and into fiscal 2007.

This MD&A should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q. The various sections of this MD&A contain a number of forward looking statements, as discussed under the caption “Cautionary Statements Regarding Forward Looking Statements”, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly under the caption “Risk Factors” in this section. Our actual results may differ materially from these forward looking statements.

Overall Strategy

Our overall strategy is to maintain our leadership position in the North American “do-it-yourself” moving and storage industry. We accomplish this by providing a seamless and integrated supply chain to the “do-it-yourself” moving and storage market. As part of executing this strategy, we leverage the brand recognition of U-Haul with our full line of moving and self-storage related products and services and the convenience of our broad geographic presence.

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

During 2003, RepWest decided to focus its activities on providing and administering property and casualty insurance to U-Haul, its customers, its independent dealers and affiliates. We believe this will enable RepWest to focus its core competencies and financial resources to better support our overall strategy by exiting its non U-Haul lines of business.

Oxford’s business strategy is long-term capital growth through direct writing and reinsuring of annuity, life and Medicare supplement products. Oxford is pursuing this growth strategy of increased direct writing via acquisitions of insurance companies, expanded distribution channels and product development. In 2005, Oxford determined that it would no longer pursue growth in the credit life and disability market and is exploring options to divest its current business through reinsurance.

Description of Operating Segments

AMERCO has four reportable segments. They are Moving and Storage Operations (AMERCO, U-Haul and Real Estate), Property and Casualty Insurance, Life Insurance and SAC Holding II.

Moving and Storage Operating Segment

Our Moving and Storage Operating Segment consists of the rental of trucks, trailers and self-storage spaces primarily to the household mover as well as sales of moving supplies, trailer hitches and propane. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

With respect to our truck, trailer and self-storage rental business, we are focused on expanding our dealer network, which provides added convenience for our customers, and expanding the selection and availability of rental equipment to satisfy the needs of our customers.

With respect to our retail sales of product, U-Haul continues in its role as America’s leading hitch installer. Each year, more than one million customers visit our locations for expertise on complete towing systems, trailer rentals and the latest in towing accessories. In addition, U-Haul has developed specialty boxes to protect customers’ personal possessions including antiques, fine china, wine bottles, electronics, pictures and similarly fragile possessions.

eMove is an online marketplace that connects consumers to a network of over 6,000 independent sellers of Moving Help® and Self-Storage services. Our network of customer-rated Affiliates provides pack and load help, cleaning help, self-storage and similar services, all over North America.

An individual or a company can connect to the eMove network by becoming an eMove Moving Help® Affiliate or an eMove Storage Affiliate™. Moving Helpers assist customers with packing, loading, cleaning and unloading their truck or storage unit. The Storage Affiliate program enables independent self-storage facilities to expand their reach by connecting into a centralized 1-800 and internet reservation system and for a fee, receive an array of services including web-based management software, S.O.A.R® rentals, co-branded rental trucks, savings on insurance, credit card processing and more. Over 3,000 facilities are now registered on the eMove network.

With over 50,000 unedited customer reviews of independent vendors, the marketplace has facilitated Moving Help® and Self-Storage transactions all over North America. We believe that acting as an intermediary, with little added investment, serves the customer in a cost effective manner. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

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

Principles of Consolidation

The condensed consolidated financial statements for the third quarter and nine months of fiscal 2006 and fiscal 2005 and the balance sheet as of March 31, 2005, include the accounts of AMERCO, its wholly-owned subsidiaries and SAC Holding II Corporation and its subsidiaries.

In fiscal 2003 and fiscal 2002, SAC Holding Corporation and SAC Holding II Corporation (together, “SAC Holdings”) were considered special purpose entities and were consolidated based on the provisions of Emerging Issues Task Force (EITF) Issue No. 90-15.

In fiscal 2004, the Company applied FIN 46(R) to its interests in SAC Holdings. Initially, the Company concluded that SAC Holdings were variable interest entities (VIE’s) and that the Company was the primary beneficiary. Accordingly, the Company continued to include SAC Holdings in its consolidated financial statements.

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

Similarly, SAC Holding II Corporation could take actions that would require us to re-determine whether it is a VIE or whether we continue to be the primary beneficiary of our variable interest in SAC Holding II Corporation. Should we cease to be the primary beneficiary, we would be required to deconsolidate some or all of our variable interest in SAC Holding II Corporation from our financial statements.

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

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended December 31, 2005 compared with the Quarter Ended December 31, 2004

Listed below on a consolidated basis are revenues for our major product lines for the third quarter of fiscal 2006 and the third quarter of fiscal 2005:
	Quarter Ended December 31,
	2005	2004
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$353,409	$328,471
Self-storage revenues	29,784	28,846
Self-moving and self-storage products and service sales	47,316	42,694
Property management fees	4,289	2,880
Life insurance premiums	30,743	31,241
Property and casualty insurance premiums	9,949	3,975
Net investment and interest income	12,807	17,109
Other revenue	7,373	6,281
Consolidated revenue	$495,670	$461,497

During the third quarter of fiscal 2006, self-moving equipment rentals increased $24.9 million with increases in truck, trailer, and support rental items. The increases are due to improved equipment utilization, pricing, and product mix that included the introduction of approximately 12,000 new trucks in the last nine months. In most cases, these trucks replaced older trucks removed from the fleet.

Self-storage revenues increased $0.9 million for the third quarter of fiscal 2006, compared to the third quarter of fiscal 2005 as occupancy rates increased period over period.

Sales of self-moving and self-storage products and service sales increased $4.6 million for the third quarter of fiscal 2006, compared to the third quarter of fiscal 2005 generally following the growth in self-moving equipment rentals. Support sales items, hitches, and propane all had increases for the period.

RepWest continued to exit from non U-Haul related lines of business. However, premium revenues increased $6.0 million for the third quarter of fiscal 2006, compared to the third quarter of fiscal 2005 due to increases in retrospective premiums related to U-Haul business in fiscal 2006. Additionally, fiscal 2005 included the commutation of a non U-Haul related reinsurance contract reducing premium revenues for that quarter.

Oxford’s premium revenues declined $0.5 million primarily as a result of the lingering effects of its rating downgrade by A.M. Best in 2003.

Net investment and interest income decreased $4.3 million for the third quarter of fiscal 2006, compared to the third quarter of fiscal 2005 due primarily to declining invested asset balances at the insurance companies.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $495.7 million for the third quarter of fiscal 2006, compared with $461.5 million for the third quarter of fiscal 2005.

Listed below are revenues and earnings (loss) from operations at each of our four operating segments for the third quarter of fiscal 2006 and the third quarter of fiscal 2005; for the insurance companies the third quarter ended September 30, 2005 and 2004.
	Quarter Ended December 31,
	2005	2004
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$441,725	$407,691
Earnings from operations	42,689	3,591
Property and casualty insurance
Revenues	12,827	10,802
Earnings (loss) from operations	(1,597)	(9,218)
Life insurance
Revenues	37,064	39,442
Earnings (loss) from operations	2,620	(3,440)
SAC Holding II
Revenues	10,870	10,106
Earnings from operations	3,630	2,138
Eliminations
Revenues	(6,816)	(6,544)
Earnings from operations	(1,923)	7,220
Consolidated results
Revenues	495,670	461,497
Earnings from operations	45,419	291

Total costs and expenses decreased $11.0 million for the third quarter of fiscal 2006, compared to the third quarter of fiscal 2005. The third quarter of fiscal 2005 included a $6.4 million charge for litigation at Oxford not present in fiscal 2006. Increases in operating costs associated with the improved business volume at Moving and Storage were offset by reductions in repair and maintenance expenses related to rotating the fleet. Trucks with higher maintenance costs are being replaced by new trucks with lower initial maintenance costs.

During the third quarter of fiscal 2006, the Company received insurance proceeds of $2.5 million which was applied to the loss of trucks and trailers in the hurricanes during 2005. The book value of the trucks and trailers identified thus far as total losses approximates $1.1 million. On February 2, 2006 we received additional insurance proceeds of $2.5 million as a progress payment.

As a result of the aforementioned changes in revenues and expenses, earnings from operations improved to $45.4 million for the third quarter of fiscal 2006, compared with $0.3 million for the third quarter of fiscal 2005.

Interest expense for the third quarter of fiscal 2006 was $17.8 million, compared with $16.9 million in the third quarter of fiscal 2005, due to an increase in the average amount borrowed. The expense related to the increase in average borrowings was partially offset by a reduction in the average borrowing rate resulting from the refinancing activities in fiscal 2006.

During the third quarter of fiscal 2005, the Company settled its litigation against its former auditor and received a settlement (net of attorneys’ fees and costs) of $51.3 million before taxes. The settlement had the effect of increasing, on a non-recurring basis, earnings for the quarter ended December 31, 2004 by $2.47 per share before taxes, in which the tax effect was approximately $0.91 per share.

Income tax expense was $12.5 million in the third quarter of fiscal 2006, compared with $13.2 million in the third quarter of fiscal 2005.

Dividends accrued on our Series A preferred stock were $3.2 million in the third quarter of both fiscal 2006 and 2005.

As a result of the above mentioned items, net earnings available to common shareholders were $11.9 million in the third quarter of fiscal 2006, compared with $18.3 million in the third quarter of fiscal 2005.

The weighted average common shares outstanding: basic and diluted were 20,865,684 in the third quarter of fiscal 2006 and 20,813,805 in the third quarter of fiscal 2005.

Basic and diluted earnings per share in the third quarter of fiscal 2006 were $0.57, compared with $0.88 in the third quarter of fiscal 2005.

Moving and Storage

Quarter Ended December 31, 2005 compared with the Quarter Ended December 31, 2004

Listed below are revenues for the major product lines at our Moving and Storage operating segment (AMERCO, U-Haul and Real Estate) for the third quarter of fiscal 2006 and the third quarter of fiscal 2005:
	Quarter Ended December 31,
	2005	2004
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$353,409	$328,471
Self-storage revenues	25,055	24,308
Self-moving and self-storage products and service sales	43,697	39,463
Property management fees	4,942	3,486
Net investment and interest income	8,440	7,164
Other revenue	6,182	4,799
Moving and Storage revenue	$441,725	$407,691

During the third quarter of fiscal 2006, self-moving equipment rentals increased $24.9 million with increases in truck, trailer, and support rental items. The increases are due to improved equipment utilization, pricing, and product mix that included the introduction of approximately 12,000 new trucks during the last nine months. In most cases, these trucks replaced older trucks removed from the fleet.

Self-storage revenues increased $0.7 million for the third quarter of fiscal 2006, compared to the third quarter of fiscal 2005 as occupancy rates increased period over period.

Sales of self-moving and self-storage products and service sales increased $4.2 million for the third quarter of fiscal 2006, compared to the third quarter of fiscal 2005 generally following the growth in self-moving equipment rentals. Support sales items, hitches, and propane all had increases for the period.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the condensed consolidated financial statement for Moving and Storage represent Company-owned locations only. Self-storage data for our Company-owned storage locations is as follows:
	Quarter Ended December 31,
	2005	2004
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of December 31	123	122
Square footage as of December 31	9,515	9,506
Average number of rooms occupied	107	101
Average occupancy rate based on room count	86.9%	82.4%
Average square footage occupied	8,448	8,032

Total costs and expenses increased $4.4 million for the third quarter of fiscal 2006, compared to the third quarter of fiscal 2005. Commissions on self-moving equipment rentals and cost of sales increased in proportion to the related revenues. Operating expenses decreased $7.3 million for the third quarter of fiscal 2006, compared to the third quarter of fiscal 2005. Increases in operating costs associated with the improved business volume were more than offset by reductions in repair and maintenance expenses related to rotating the fleet. Trucks with higher maintenance costs are being replaced by new trucks with lower initial maintenance costs. Overall total cost and expense increases were less than revenue increases for the quarter.

During the third quarter of fiscal 2006, the Company received insurance proceeds of $2.5 million which was applied to the loss of trucks and trailers in the hurricanes during 2005. The book value of the trucks and trailers identified thus far as total losses approximates $1.1 million. On February 2, 2006 we received additional insurance proceeds of $2.5 million as a progress payment.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $42.7 million in the third quarter of fiscal 2006, compared with $3.6 million for the third quarter of fiscal 2005.

U-Haul International, Inc.

Quarter Ended December 31, 2005 compared with the Quarter Ended December 31, 2004

Listed below are revenues for the major product lines at U-Haul International, Inc. for the third quarter of fiscal 2006 and the third quarter of fiscal 2005:
	Quarter Ended December 31,
	2005	2004
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$353,409	$328,550
Self-storage revenues	24,655	24,097
Self-moving and self-storage products and service sales	43,697	39,478
Property management fees	4,942	3,486
Net investment and interest income	7,538	5,270
Other revenue	7,709	6,279
U-Haul International, Inc. revenue	$441,950	$407,160

During the third quarter of fiscal 2006, self-moving equipment rentals increased $24.9 million with increases in truck, trailer, and support rental items. The increases are due to improved equipment utilization, pricing, and product mix that included the introduction of approximately 12,000 new trucks during the last nine months. In most cases, these trucks replaced older trucks removed from the fleet.

Self-storage revenues increased $0.6 million for the third quarter of fiscal 2006, compared to the third quarter of fiscal 2005 as occupancy rates increased period over period.

Sales of self-moving and self-storage products and service sales increased $4.2 million for the third quarter of fiscal 2006, compared to the third quarter of fiscal 2005 generally following the growth in self-moving equipment rentals. Support sales items, hitches, and propane all had increases for the period.

Total costs and expenses increased $5.1 million for the third quarter of fiscal 2006, compared to the third quarter of fiscal 2005. Commissions on self-moving equipment rentals and cost of sales increased in proportion to the related revenues. Operating expenses decreased $4.5 million for the third quarter of fiscal 2006, compared to the third quarter of fiscal 2005. Increases in operating costs associated with the improved business volume were more than offset by reductions in repair and maintenance expenses related to rotating the fleet. Trucks with higher maintenance costs are being replaced by new trucks with lower initial maintenance costs. Depreciation expense increased $4.9 million for the third quarter of fiscal 2006, compared to the third quarter of fiscal 2005 primarily due to the buy-outs of leases, new truck purchases and certain residual value adjustments on the rental trucks. Overall total cost and expense increases were less than revenue increases for the quarter.

During the third quarter of fiscal 2006, the Company received insurance proceeds of $2.5 million which was applied to the loss of trucks and trailers in the hurricanes this year. The book value of the trucks and trailers identified thus far as total losses approximates $1.1 million. On February 2, 2006 we received additional insurance proceeds of $2.5 million as a progress payment.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $33.3 million in the third quarter of fiscal 2006, compared with $3.7 million for the third quarter of fiscal 2005.

Republic Western Insurance Company

Quarter Ended September 30, 2005 compared with the Quarter Ended September 30, 2004

Premium revenues were $9.9 million and $4.0 million for the quarters ended September 30, 2005 and 2004, respectively. U-Haul related premiums were $8.9 million and $6.6 million for the quarters ended September 30, 2005 and 2004, respectively. The increase was a result of the retrospective premiums that were earned during the quarter. On a retrospective premium arrangement, additional premiums or refunds may occur based upon claims experience subsequent to the policy period. Other non U-Haul lines of business were $1.0 million and ($2.6) million for the quarters ended September 30, 2005 and 2004, respectively. The negative premium in 2004 occurred when a reinsurance contract was commuted resulting in premiums, that were previously recognized, being returned to an insurer.

Net investment income was $2.9 million and $6.8 million for the quarters ended September 30, 2005 and 2004, respectively. The reduction is due to a decrease in RepWest’s invested asset base and capital asset sales that were made in 2004.

Benefits and losses incurred were $10.0 million and $15.9 million for the quarters ended September 30, 2005 and 2004, respectively. The overall decrease resulted from reduced exposure due to RepWest’s decision to exit its non U-Haul lines of business. The decrease was offset by approximately $2.0 million of benefits and losses associated with retrospective policies with affiliates.

Operating expenses, which are offset by claims handling fees charged to U-Haul, were $4.1 million and $3.8 million for the quarters ended September 30, 2005 and 2004 respectively. Intercompany policy service fees from U-Haul are recorded net against operating expenses. The increase in operating expenses was a result of a $1.4 million assessment related to the Florida hurricanes of 2004, which was offset by reduced operating expenses resulting from RepWest’s exit from the non U-Haul related lines of business.

Pretax loss from operations was $1.6 million and $9.2 million for the quarters ended September 30, 2005 and 2004, respectively. The improvement over 2004 is the result of the elimination of unprofitable programs, primarily the mobile homes line that had hurricane related losses of $8.0 million in 2004.

Oxford Life Insurance Company

Quarter Ended September 30, 2005 compared with the Quarter Ended September 30, 2004

Premium revenues were $31.1 million and $31.6 million for the quarters ended September 30, 2005 and 2004, respectively. Medicare supplement premiums decreased by $1.4 million from 2004 due to lapses on closed lines being greater than new business written on active lines. Life insurance premiums increased $0.5 million due to increased sales. Credit insurance premiums increased approximately $0.4 million primarily due to the recapture of previously ceded business. Oxford is no longer pursuing new credit insurance. Annuitizations and Other Health premiums increased slightly. Other income, which is comprised of surrender charges and administrative income, was consistent with the prior-year period.

Net investment income was $4.4 million and $6.3 million for the quarters ended September 30, 2005 and 2004, respectively. The decrease was primarily due to a $2.2 million negative variance in capital gains/losses, partially offset by a shift in asset allocation from short-term to fixed maturities.

Benefits and losses incurred were $22.7 million for both quarters ended September 30, 2005 and 2004. Medicare supplement benefits decreased $1.2 million from 2004 due to reduced exposure and an improved loss ratio. Credit insurance benefits increased $1.1 million from 2004 primarily due to the recapture of previously ceded business. Life insurance benefits increased $0.5 million during the quarter in relation to increased premium. Other Health benefits decreased $0.3 million due to improved loss ratios, while annuity benefits decreased $0.1 million.

Amortization of deferred acquisition costs (DAC) and the value of business acquired (VOBA) was $5.5 million and $6.0 million for the quarters ended September 30, 2005 and 2004, respectively. These costs are amortized for life and health policies as the premium is earned over the term of the policy; and for deferred annuities in relation to interest spreads. Annuity amortization decreased $0.5 million from 2004 primarily due to reduced surrender activity.

Operating expenses were $6.3 million and $14.2 million for the quarters ended September 30, 2005 and 2004, respectively. The prior-year quarter included a litigation accrual of $6.4 million. Excluding the accrual, operating expenses decreased $1.5 million. The decrease is primarily attributable to decreased commission expense, lower legal costs and reduced overhead. Non-deferrable commissions have decreased $0.5 million from 2004 primarily due to decreased sales of Credit and Medicare supplement products.

Pretax earnings (loss) from operations were $2.6 million and ($3.4) million for the quarters ended September 30, 2005 and 2004, respectively.

SAC Holding II

Quarter Ended December 31, 2005 compared with the Quarter Ended December 31, 2004

Listed below are revenues for the major product lines at SAC Holding II for the third quarter of fiscal 2006 and the third quarter of fiscal 2005:
	Quarter Ended December 31,
	2005	2004
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$2,211	$2,043
Self-storage revenues	4,729	4,538
Self-moving and self-storage products and service sales	3,619	3,231
Other revenue	311	294
SAC Holding II revenue	$10,870	$10,106

Revenues for the third quarter of fiscal 2006 grew $0.8 million, primarily as a result of improved occupancy and pricing.

Total costs and expenses were $7.2 million in the third quarter of fiscal 2006, compared with $8.0 million in the third quarter of fiscal 2005.

Earnings from operations were $3.6 million in the third quarter of fiscal 2006, compared with $2.1 million in the third quarter of fiscal 2005.

AMERCO and Consolidated Entities

Nine MonthsEnded December 31, 2005 compared with the Nine Months Ended December 31, 2004

Listed below on a consolidated basis are revenues for our major product lines for the first nine months of fiscal 2006 and the first nine months of fiscal 2005:
	Nine Months Ended December 31,
	2005	2004
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,201,374	$1,147,369
Self-storage revenues	92,153	88,359
Self-moving and self-storage products and service sales	176,371	161,967
Property management fees	12,558	8,971
Life insurance premiums	90,050	96,535
Property and casualty insurance premiums	20,172	20,815
Net investment and interest income	38,873	46,160
Other revenue	29,093	23,686
Consolidated revenue	$1,660,644	$1,593,862

During the first nine months of fiscal 2006, self-moving equipment rentals increased $54.0 million with increases in truck, trailer, and support rental items. The increases are due to improved equipment utilization, pricing, and product mix that included the introduction of approximately 12,000 new trucks in the last nine months. In most cases, these trucks replaced older trucks removed from the fleet.

Self-storage revenues increased $3.8 million for the first nine months of fiscal 2006, compared to the first nine months of fiscal 2005 as occupancy rates increased period over period along with improved pricing.

Sales of self-moving and self-storage products and service sales increased $14.4 million for the first nine months of fiscal 2006, compared to the first nine months of fiscal 2005 generally following the growth in self-moving equipment rentals. Support sales items, hitches, and propane all had increases for the period.

RepWest continued to exit from non U-Haul related lines of business resulting in a $3.4 million decrease in premiums for the first nine months of fiscal 2006, compared to the first nine months of fiscal 2005. Premiums related to U-Haul related business increased $2.8 million for the first nine months of fiscal 2006, compared to the first nine months of fiscal 2005.

Oxford’s premium revenues declined $6.5 million for the first nine months of fiscal 2006, compared with the first nine months of fiscal 2005 primarily as a result of the lingering effects of its rating downgrade by A.M. Best in 2003.

Net investment and interest income decreased $7.3 million for the first nine months of fiscal 2006, compared with the first nine months of fiscal 2005 due primarily to declining invested asset balances at the insurance companies.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $1,660.6 million for the first nine months of fiscal 2006, compared with $1,593.9 million for the first nine months of fiscal 2005.

Listed below are revenues and earnings (loss) from operations at each of our four operating segments for the first nine months of fiscal 2006 and the first nine months of fiscal 2005; the first nine months ended September 30, 2005 and 2004 for the insurance companies.
	Nine Months Ended December 31,
	2005	2004
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,504,671	$1,423,971
Earnings from operations	276,227	193,097
Property and casualty insurance
Revenues	29,193	35,878
Earnings (loss) from operations	1,727	(8,749)
Life insurance
Revenues	111,407	122,494
Earnings from operations	9,357	2,730
SAC Holding II
Revenues	35,541	33,228
Earnings from operations	10,730	9,598
Eliminations
Revenues	(20,168)	(21,709)
Earnings from operations	(11,824)	(1,004)
Consolidated results
Revenues	1,660,644	1,593,862
Earnings from operations	286,217	195,672

Total costs and expenses decreased $23.8 million for the first nine months of fiscal 2006, compared to the first nine months of fiscal 2005. Fiscal 2005 included a $6.4 million charge for litigation at Oxford not present in fiscal 2006. Increases in operating costs associated with the improved business volume at Moving and Storage were offset by reductions in repair and maintenance expenses related to rotating the fleet. Trucks with higher maintenance costs are being replaced by new trucks with lower initial maintenance costs. Benefits and losses at the insurance companies decreased $21.5 million for the first nine months of fiscal 2006, compared with the first nine months of fiscal 2005 as loss ratios have improved and exposure has declined.

During the third quarter of fiscal 2006, the Company received insurance proceeds of $2.5 million which was applied to the loss of trucks and trailers in the hurricanes during 2005. The book value of the trucks and trailers identified thus far as total losses approximates $1.1 million. On February 2, 2006 we received additional insurance proceeds of $2.5 million as a progress payment.

As a result of the aforementioned changes in revenues and expenses, earnings from operations improved to $286.2 million for the first nine months of fiscal 2006, compared with $195.7 million for the first nine months of fiscal 2005.

Interest expense for the first nine months of fiscal 2006 was $88.3 million, compared with $54.0 million for the first nine months of fiscal 2005. Fiscal 2006 results included a one-time, non-recurring charge of $35.6 million before taxes related to the early termination of existing indebtedness. The charge had the effect of decreasing, on a non-recurring basis, earnings for the nine months ended December 31, 2005 by $1.71 per share before taxes, in which the tax effect was approximately $0.63 per share.

During the third quarter of fiscal 2005, the Company settled its litigation against its former auditor and received a settlement (net of attorneys’ fees and costs) of $51.3 million before taxes. The settlement had the effect of increasing, on a non-recurring basis, earnings for the nine months ended December 31, 2004 by $2.47 per share before taxes, in which the tax effect was approximately $0.91 per share.

Income tax expense was $78.6 million in the first nine months of fiscal 2006, compared with $74.0 million in the first nine months of fiscal 2005.

Dividends accrued on our Series A preferred stock were $9.7 million for the first nine months ended December 31, 2005 and 2004, respectively.

As a result of the above mentioned items, net earnings available to common shareholders were $109.6 million in the first nine months of fiscal 2006, compared with $109.3 million in the first nine months of fiscal 2005.

The weighted average common shares outstanding: basic and diluted were 20,850,254 in the first nine months of fiscal 2006 and 20,801,112 in the first nine months of fiscal 2005.

Basic and diluted earnings per share were $5.26 in the first nine months of fiscal 2006, compared with $5.25 in the first nine months of fiscal 2005.

In our second quarter of fiscal 2006, hurricanes Katrina and Rita struck the Gulf Coast of the United States causing business interruption to a number of our operating facilities. We identified customers impacted by the hurricanes and our rapid response teams provided a variety of solutions to divert operations to alternate facilities and restore operations where possible. We have been able to redeploy assets and employees to service our customers in cases where the facilities remain inoperable or have not returned to full operating capacity. Currently we estimate a loss of approximately 180 trucks and 150 trailers during and after the devastation caused by these hurricanes. We maintain property and business interruption insurance coverage to mitigate the financial impact of these types of catastrophic events. Our insurance deductible is $500,000 and has been recorded in our second quarter. During our third quarter of fiscal 2006, we received insurance proceeds of $2.5 million, which was applied to the trucks and trailers damaged by the hurricanes. On February 2, 2006 we received additional insurance proceeds of $2.5 million as a progress payment.

Moving and Storage

Nine MonthsEnded December 31, 2005 compared with the Nine Months Ended December 31, 2004

Listed below are revenues for the major product lines at our Moving and Storage operating segment (AMERCO, U-Haul and Real Estate) for the first nine months of fiscal 2006 and the first nine months of fiscal 2005:
	Nine Months Ended December 31,
	2005	2004
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,201,374	$1,147,369
Self-storage revenues	78,123	74,976
Self-moving and self-storage products and service sales	163,369	150,128
Property management fees	14,688	10,974
Net investment and interest income	22,143	23,471
Other revenue	24,974	17,053
Moving and Storage revenue	$1,504,671	$1,423,971

During the first nine months of fiscal 2006, self-moving equipment rentals increased $54.0 million with increases in truck, trailer, and support rental items. The increases are due to improved equipment utilization, pricing, and product mix that included the introduction of approximately 12,000 new trucks during the last nine months. In most cases, these trucks replaced older trucks removed from the fleet.

Self-storage revenues increased $3.1 million for the first nine months of fiscal 2006, compared to the first nine months of fiscal 2005 as occupancy rates increased period over period and pricing improved.

Sales of self-moving and self-storage products and service sales increased $13.2 million for the first nine months of fiscal 2006, compared to the first nine months of fiscal 2005 generally following the growth in self-moving equipment rentals. Support sales items, hitches, and propane all had increases for the period.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the condensed consolidated financial statements for Moving and Storage represent Company-owned locations only. Self-storage data for our owned storage locations is as follows:
	Nine Months Ended December 31,
	2005	2004
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of December 31	123	122
Square footage as of December 31	9,515	9,506
Average number of rooms occupied	108	101
Average occupancy rate based on room count	88.0%	82.8%
Average square footage occupied	8,545	8,056

Total costs and expenses increased $9.7 million for the first nine months of fiscal 2006, compared to the first nine months of fiscal 2005. Commissions on self-moving equipment rentals and cost of sales increased in proportion to the related revenues. Operating expenses decreased $12.5 million for the first nine months of fiscal 2006, compared to the first nine months of fiscal 2005. Increases in operating costs associated with the improved business volume were more than offset by reductions in repair and maintenance expenses related to rotating the fleet. Trucks with higher maintenance costs are being replaced by new trucks with lower initial maintenance costs. Overall total cost and expense increases were less than revenue increases for the first nine months of fiscal 2006.

During the third quarter of fiscal 2006, the Company received insurance proceeds of $2.5 million which was applied to the loss of trucks and trailers in the hurricanes during 2005. The book value of the trucks and trailers identified thus far as total losses approximates $1.1 million. On February 2, 2006 we received additional insurance proceeds of $2.5 million as a progress payment.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $276.2 million in the first nine months of fiscal 2006, compared with $193.1 million for the first nine months of fiscal 2005.

U-Haul International, Inc.

Nine MonthsEnded December 31, 2005 compared with the Nine Months Ended December 31, 2004

Listed below are revenues for the major product lines at U-Haul International, Inc. for the first nine months of fiscal 2006 and the first nine months of fiscal 2005:
	Nine Months Ended December 31,
	2005	2004
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,201,374	$1,147,369
Self-storage revenues	76,827	73,644
Self-moving and self-storage products and service sales	163,369	150,128
Property management fees	14,688	10,974
Net investment and interest income	18,254	16,569
Other revenue	28,770	21,378
U-Haul International, Inc. revenue	$1,503,282	$1,420,062

During the first nine months of fiscal 2006, self-moving equipment rentals increased $54.0 million with increases in truck, trailer, and support rental items. The increases are due to improved equipment utilization, pricing, and product mix that included the introduction of approximately 12,000 new trucks during the last nine months. In most cases, these trucks replaced older trucks removed from the fleet.

Self-storage revenues increased $3.2 million for the first nine months of fiscal 2006, compared to the first nine months of fiscal 2005 as occupancy rates increased period over period and improved pricing.

Sales of self-moving and self-storage products and service sales increased $13.2 million for the first nine months of fiscal 2006, compared to the first nine months of fiscal 2005 generally following the growth in self-moving equipment rentals. Support sales items, hitches, and propane all had increases for the period.

Total costs and expenses increased $16.2 million for the first nine months of fiscal 2006, compared to the first nine months of fiscal 2005. Commissions on self-moving equipment rentals and cost of sales increased in proportion to the related revenues. Operating expenses decreased $2.6 million for the first nine months of fiscal 2006, compared to the first nine months of fiscal 2005. Increases in operating costs associated with the improved business volume were more than offset by reductions in repair and maintenance expenses related to rotating the fleet. Trucks with higher maintenance costs are being replaced by new trucks with lower initial maintenance costs. Depreciation expense increased $13.9 million for the first nine months of fiscal 2006, compared to the first nine months of fiscal 2005 primarily due to the buy-outs of leases, new truck purchases and certain residual value adjustments on the rental trucks. The buy-outs of the leases have led to the $8.3 million decrease in lease expense for the first nine months of fiscal 2006, compared to the first nine months of fiscal 2005. Overall total cost and expense increases were less than revenue increases for the first nine months of fiscal 2006.

During the third quarter of fiscal 2006, the Company received insurance proceeds of $2.5 million which was applied to the loss of trucks and trailers in the hurricanes during 2005. The book value of the trucks and trailers identified thus far as total losses approximates $1.1 million. On February 2, 2006 we received additional insurance proceeds of $2.5 million as a progress payment.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $239.7 million in the first nine months of fiscal 2006, compared with $172.7 million for the first nine months of fiscal 2005.

Republic Western Insurance Company

Nine Months Ended September 30, 2005 compared with the Nine Months Ended September 30, 2004

Premium revenues were $20.2 million and $20.8 million for the nine months ended September 30, 2005 and 2004, respectively. The overall decrease is due to RepWest exiting non U-Haul related lines of business. U-Haul related premiums were $17.9 million and $15.1 million for the nine months ended September 30, 2005 and 2004, respectively. Other non U-Haul lines of business were $2.3 million and $5.7 million for the nine months ended September 30, 2005 and 2004, respectively.

Net investment income was $9.0 million and $15.1 million for the nine months ended September 30, 2005 and 2004, respectively. The reduction is due to a decrease in our invested asset base and gains on capital assets that were sold in the third quarter of 2004.

Benefits and losses incurred were $17.2 million and $33.8 million for the nine months ended September 30, 2005 and 2004, respectively. The decrease resulted from reduced earned premiums which occurred when RepWest exited its non U-Haul lines of business and approximately $8.0 million of benefits and losses that were included in the 2004 benefits and losses that related to the Florida hurricanes of 2004.

Amortization of DAC was $1.7 million and $5.4 million for the nine months ended September 30, 2005 and 2004, respectively. The decrease is due to a reduction of in-force business related to the exit of non U-Haul lines of business.

Operating expenses, which are offset by claims handling fees charged to U-Haul, were $8.6 million and $5.4 million for the nine months ended September 30, 2005 and 2004, respectively. Intercompany policy service fees from U-Haul are recorded net of operating expenses. The reductions in these fees, as well as a $1.4 million non-recurring assessment related to the Florida hurricanes of 2004, are the primary reasons for the net increase in operating expenses.

Pretax earnings (loss) from operations were $1.7 million and ($8.7) million for the nine months ended September 30, 2005 and 2004. The improvement in 2005 over 2004 is the result of eliminating unprofitable programs in the mobile home line and 2004 Florida hurricane losses of $8.0 million.

Oxford Life Insurance Company

Nine MonthsEnded September 30, 2005 compared with the Nine Months Ended September 30, 2004

Premium revenues were $91.2 million and $97.6 million for the nine months ended September 30, 2005 and 2004, respectively. Medicare supplement premiums decreased by $4.3 million from 2004 due to lapses on closed lines being greater than new business written on active lines. Credit insurance premiums decreased $2.6 million from 2004 due to fewer accounts. As mentioned previously, Oxford is no longer pursuing new credit insurance. Annuitizations decreased $0.7 million during the period. These decreases were partially offset by increased life insurance sales of $1.0 million. Other income decreased by $2.4 million primarily due to a decrease in surrender charge income.

Net investment income was $15.7 million and $18.0 million for the nine months ended September 30, 2005 and 2004, respectively. The decrease was primarily due to a $2.5 million negative variance in capital gains.

Benefits and losses incurred were $65.5 million and $70.4 million for the nine months ended September 30, 2005 and 2004, respectively. Medicare supplement benefits decreased $4.1 million from 2004 due primarily to reduced exposure and an improved loss ratio. Other Health benefits decreased $0.8 million due to improved loss ratios. An increase of $0.8 million in life benefits due to new sales was largely offset by a decrease of $0.7 million in annuitizations. Credit benefits were consistent with the prior year period.

Amortization of DAC and VOBA was $16.1 million and $18.6 million for the nine months ended September 30, 2005 and 2004, respectively. These costs are amortized for life and health policies as the premium is earned over the term of the policy; and for deferred annuities in relation to interest spreads. Annuity amortization decreased $1.8 million from 2004 primarily due to reduced surrender activity. Other segments, primarily Credit, had decreases of $0.7 million from 2004 due to decreased new business volume.

Operating expenses were $20.5 million and $30.8 million for the nine months ended September 30, 2005 and 2004, respectively. The prior year amount includes $6.4 million attributable to litigation accrual. The remaining decrease is attributable to lower legal costs as well as reduced overhead. Non-deferrable commissions have decreased $1.3 million from 2004 primarily due to decreased sales of Credit and Medicare supplement products.

Pretax earnings were $9.4 million and $2.7 million for the nine months ended September 30, 2005 and 2004, respectively.

SAC Holding II

Nine MonthsEnded December 31, 2005 compared with the Nine Months Ended December 31, 2004

Listed below are revenues for the major product lines at SAC Holding II for the first nine months of fiscal 2006 and the first nine months of fiscal 2005:
	Nine Months Ended December 31,
	2005	2004
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$7,560	$7,170
Self-storage revenues	14,030	13,383
Self-moving and self-storage products and service sales	13,002	11,839
Other revenue	949	836
SAC Holding II revenue	$35,541	$33,228

Total revenues were $35.5 million in the first nine months of fiscal 2006, compared with $33.2 million in the first nine months of fiscal 2005. The increase was driven by self-moving and self-storage product and service sales. This increase grew in conjunction with increases in self-storage revenues due to improved occupancy and pricing.

Total costs and expenses were $24.8 million in the first nine months of fiscal 2006, compared with $23.6 million in the first nine months of fiscal 2005.

Earnings from operations were $10.7 million in the first nine months of fiscal 2006, compared with $9.6 million in the first nine months of fiscal 2005.

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

At December 31, 2005, cash and cash equivalents totaled $247.2 million, compared with $56.0 million on March 31, 2005.

On June 29, 2005 the Company entered into a new revolving credit facility with Merrill Lynch Commercial Finance Corp. The facility has a $150.0 million maximum amount available with an interest rate of LIBOR plus 1.75%. As of December 31, 2005 the Company had $60.0 million available under this revolving credit facility.

On November 10, 2005 the Company entered into a rental truck amortizing term loan with Merrill Lynch Commercial Finance Corp. The maximum amount that can be borrowed is $150.0 million with an interest rate of LIBOR plus 1.75%. As of December 31, 2005 the Company had drawn $56.0 million and anticipates drawing the remaining $94.0 million by April 30, 2006.

At December 31, 2005, AMERCO’s notes and loans payable were $942.1 million, and represented 1.3 times stockholders’ equity. At March 31, 2005, AMERCO’s notes and loans payable were $780.0 million, and represented 1.4 times stockholders’ equity.

For the first nine months of fiscal 2006, cash provided by operating activities was $253.3 million, compared with $223.8 million in the first nine months of fiscal 2005.

Investing activities provided (used) ($144.4) million in net cash during the first nine months of fiscal 2006, compared to $124.9 million in the first nine months of fiscal 2005. The majority of the decrease in the first nine months of fiscal 2006, compared with the first nine months of fiscal 2005 was related to the W. P. Carey Transaction. Net capital expenditures were $252.4 million and $172.5 million for the first nine months ended December 31, 2005 and December 31, 2004, respectively. Capital dispositions were $46.8 million and $229.2 million for the first nine months ended December 31, 2005 and December 31, 2004, respectively.

Financing activities provided $82.3 million during the first nine months of fiscal 2006. This primarily reflects the complete refinancing on the Company’s debt in fiscal 2006. The refinancing expanded the Company’s borrowing capacity. The additional funds from the refinancing were partially offset by annuity withdrawals at Oxford. This compares with usage of $350.1 million from financing activities during the first nine months of fiscal 2005, which included a $99.6 million payoff of capital leases and $15.6 million payment of previous preferred stock dividends.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily reflected new rental equipment acquisitions. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment, and externally from lease financing. In the future we anticipate that our internally generated funds will be used to service the existing debt and support operations. U-Haul estimates that during the next three fiscal years, at least $325.0 million each year will be reinvested in the truck and trailer rental fleet. This investment will be funded through external lease financing, debt financing and internally from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Because the Company has utilized all of its net operating loss carry forwards, there will be more of a focus on financing the fleet through asset-backed debt. Net capital expenditures were $250.8 million for the first nine months of fiscal 2006.

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

Property and Casualty Insurance

As of September 30, 2005, RepWest had no notes or loans due in less than one year and its accounts payable, accrued expenses, and other payables were approximately $6.1 million. RepWest’s financial assets (cash, receivables, and short-term investments, other investments, fixed maturities and related party assets) at September 30, 2005 were approximately $494.2 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, RepWest’s assets are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Stockholder’s equity was $164.1 million and $154.8 million at September 30, 2005 and December 31, 2004, respectively. The increase resulted from $1.0 million in earnings, $3.1 million of unrealized gains and $5.1 million in additional paid-in capital that resulted from the sale of real estate to affiliated companies. RepWest does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions.

Oxford Life Insurance Company

As of September 30, 2005, Oxford was due to make a $1.0 million principal payment to AMERCO on an intercompany surplus note issued in 1998; this payment has not been made. Oxford had no other notes and loans payable in less than one year. Its accounts payable, accrued expenses and other payables were approximately $13.3 million. Oxford’s financial assets (cash, receivables, short-term investments, other investments, fixed maturities and related party) at September 30, 2005 were approximately $723.6 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Oxford’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Oxford’s stockholder's equity was $116.1 million and $115.0 million as of September 30, 2005, and December 31, 2004, respectively. The increase resulted from earnings of $5.5 million and a $4.4 million decrease in other comprehensive income. Oxford does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions.

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

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Cash provided (used) by operating activities from U-Haul was ($92.3) million and $218.3 million for the first nine months of fiscal 2006 and 2005, respectively. Cash provided (used) by operating activities for Real Estate was ($69.7) million and $39.7 million for the first nine months of fiscal 2006 and 2005, respectively. Cash and cash equivalents for the consolidated Moving and Storage segment were $210.7 million and $42.0 million at December 31, 2005 and March 31, 2005.

Property and Casualty Insurance

Cash flows used by operating activities were $19.3 million and $20.1 million for the nine months ended September 30, 2005 and 2004, respectively. The cash used by operating activities is the result of RepWest’s exiting its non U-Haul lines of business and the associated payment of claims in the lines exited.

RepWest’s cash and cash equivalents and short-term investment portfolio were $107.5 million and $90.3 million at September 30, 2005 and December 31, 2004, respectively. This balance reflects funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, will be adequate to meet periodic needs. Capital and operating budgets allow RepWest to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Cash provided (used) by operating activities was ($4.0) million and $7.8 million for the nine months ended September 30, 2005 and 2004, respectively. Included in the operating cash outflow in the current period was the $12.8 million settlement of the Kocher accrual, net of the $2.2 million recovery from Oxford’s E&O insurance carrier.

In addition to cash flows from operating and financing activities, a substantial amount of liquid funds is available through Oxford's short-term portfolio. At September 30, 2005 and December 31, 2004, short-term investments amounted to $37.0 million and $113.8 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

SAC Holding II

Cash provided by operating activities at SAC Holding II was $3.0 million and $0.6 million for the first nine months of fiscal 2006 and 2005, respectively.

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

Disclosures about Contractual Obligations and Commercial Commitments

Our estimates as to future contractual obligations have not materially changed as to the disclosure included under the subheading “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for fiscal year ending March 31, 2005, except for the New Truck Amortizing Loan (see Note 3 of our Condensed Consolidated Financial Statements).

Off-Balance Sheet Arrangements

The Company uses off-balance sheet arrangements where the economics and sound business principles warrant their use.

AMERCO utilizes operating leases for certain equipment and facilities with terms expiring substantially through 2034, with the exception of one land lease expiring in 2079. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, AMERCO has guaranteed approximately $181.1 million of residual values at December 31, 2005 for these assets at the end of their respective lease terms. AMERCO has been leasing rental equipment since 1987. Thus far, we have experienced no residual value shortfalls.

AMERCO has used off-balance sheet arrangements in connection with the expansion of our self-storage business. The Company currently manages the self-storage properties of SAC Holding II and its subsidiaries (see Note 8 of our Condensed Consolidated Financial Statements).

Fiscal 2007 Outlook

We have many exciting developments which we believe should positively affect performance in the fourth quarter and into fiscal 2007. We believe the momentum in our Moving and Storage Operations will continue. We are investing in our truck rental fleet to further strengthen U-Haul’s “do-it-yourself” moving business. Over the last nine months we placed almost 12,000 of our large and mid-sized rental trucks in service. We continue to manufacture our mid-sized vans and expect to produce over 2,700 additional units in the coming months. In addition, production has been initiated for trailers with an expected production of 3,500 by the end of April. This investment is expected to increase the number of rentable equipment days available to meet our customer demands and will reduce future spending on repair costs and equipment down-time.

At RepWest, our plans to exit non U-Haul related lines are progressing well.

At Oxford, the recent ratings upgrade by A.M. Best in October 2005 to B+ should support the expansion of its distribution capabilities.

Our objectives for the remaining quarter in fiscal 2006 and the first part of 2007 are to position our rental fleet to achieve revenue and transaction growth and continue to drive down operating costs. The aforementioned investment in our fleet will give us a strong basis for meeting our objectives.

Cautionary Statements Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results. We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, financing needs and plans, our perceptions of our legal positions and anticipated outcomes of government investigations and pending litigation against us, liquidity, goals and strategies, plans for new business, growth rate assumptions, pricing, costs, and access to capital and leasing markets as well as assumptions relating to the foregoing. The words “believe,” “expect,” “anticipate,” “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation, the risk factors enumerated at the end of this section, as well as the following: the Company’s ability to operate pursuant to the terms of its credit facilities; the Company’s ability to maintain contracts that are critical to its operations; the costs and availability of financing; the Company’s ability to execute its business plan; the Company’s ability to attract, motivate and retain key employees; general economic conditions; fluctuations in our costs to maintain and update our fleet and facilities; our ability to refinance our debt; changes in government regulations, particularly environmental regulations; our credit ratings; the availability of credit; changes in demand for our products; changes in the general domestic economy; degree and nature of our competition; the resolution of pending litigation against the Company; changes in accounting standards and other factors described in this report or the other documents we file with the Securities and Exchange Commission. The above factors, the following disclosures, as well as other statements in this report and in the Notes to our Condensed Consolidated Financial Statements, could contribute to or cause such differences, or could cause our stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized. The Company disclaims any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

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

As of December 31, 2005, Edward J. Shoen, Chairman of the Board of Directors and President of AMERCO, James P. Shoen, a director of AMERCO, and Mark V. Shoen, an executive officer of AMERCO, collectively control 8,843,424 shares (approximately 41.5%) of the outstanding common shares of AMERCO. Accordingly, Edward J. Shoen, Mark V. Shoen and James P. Shoen will be in a position to continue to influence the election of the members of the Board of Directors and approval of significant transactions (see Note 8 of our Condensed Consolidated Financial Statements). In addition, 2,054,852 shares (approximately 9.7%) of the outstanding common shares of AMERCO, including shares allocated to employees and unallocated shares are held by our Employee Savings and Employee Stock Ownership Trust.

Our operations subject us to numerous environmental regulations and the possibility that environmental liability in the future could adversely affect our operations.

Compliance with environmental requirements of federal, state and local governments significantly affects our business. Among other things, these requirements regulate the discharge of materials into the water, air and land and govern the use and disposal of hazardous substances. Under environmental laws or common law principles, we can be held strictly liable for hazardous substances that are found on real property we have owned or operated. We are aware of issues regarding hazardous substances on some of our real estate and we have put in place a remedial plan at each site where we believe such a plan is necessary (see Note 7 of our Condensed Consolidated Financial Statements). We regularly make capital and operating expenditures to stay in compliance with environmental laws. In particular, we have managed a testing and removal program since 1988 for our underground storage tanks. Despite these compliance efforts, risk of environmental liability is part of the nature of our business.

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

Our results of operations fluctuate due to seasonality and other factors associated with our industry.

Our business is seasonal and our results of operations and cash flows fluctuate significantly from quarter to quarter. Historically, revenues have been stronger in our first and second fiscal quarters due to the overall increase in moving activity during the spring and summer months. The fourth fiscal quarter is generally weakest, due to a greater potential for adverse weather conditions and other factors that are not necessarily seasonal. As a result, our operating results for a quarterly period are not necessarily indicative of operating results for an entire year.

We obtain our rental trucks from alimited number of manufacturers.

In the last ten years, we purchased most of our rental trucks from Ford Motor Company and General Motors Corporation. Although we believe that we could obtain alternative sources of supply for our rental trucks, termination of one or both of our relationships with these suppliers could have a material adverse effect on our business, financial condition or results of operations for an indefinite period of time or we may not be able to obtain rental trucks under similar terms, if at all.

Our property and casualty insurance business has suffered extensive losses.

Since January 2000, our property and casualty insurance business, RepWest, reported losses totaling approximately $162.3 million. These losses are primarily attributable to business lines that were unprofitable as underwritten. To restore profitability in RepWest, we have exited all non U-Haul related lines. Although we believe the terminated lines are adequately reserved, we cannot assure you that there will not be future adverse loss development.

Our life insurance business was downgraded by A.M. Best during restructuring.

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

Our notes receivable from SAC Holdings.

At December 31, 2005, we held approximately $203.7 million of notes due from SAC Holdings, of which $75.1 million have been eliminated in the consolidating financial statements. We have an economic exposure to SAC Holdings. SAC Holdings is highly leveraged with significant indebtedness to others. We hold various junior unsecured notes of SAC Holdings. If SAC Holdings is unable to meet its obligations to its senior lenders, it could trigger a default on its obligations to us. In such an event of default, we could suffer a loss to the extent the value of the underlying collateral on our loans to SAC Holdings is inadequate to repay SAC Holdings senior lenders and us. We cannot assure you that SAC Holdings will not default on its loans to its senior lenders or that the value of SAC Holdings assets upon liquidation would be sufficient to repay us in full.

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

Interest rate risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations. We have used interest rate swap agreements to provide for matching the gain or loss recognition on the hedging instrument with recognition of the changes in the cash flows associated with the hedged asset or liability attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. At December 31, 2005, the Company had two interest rate swap contracts for $100.0 million each that serve to partially offset the changes in the variable interest rate of the Real Estate Loan. On May 13, 2004, the Company entered into separate interest rate cap contracts for $200.0 million of its variable rate debt obligations for a two year term and for $50.0 million of its variable rate debt obligations for a three year term. On November 15, 2005 the Company entered into a forward starting interest rate swap contract for $142.3 million of a variable rate debt over a six year term, starting on May 10, 2006, in conjunction with the expiration of the $200.0 million interest rate cap. At December 31, 2005, the Company had approximately $408.2 million of variable debt obligations. A fluctuation in the interest rates of 100 basis points would change interest expense for the Company by approximately $4.1 million annually (before consideration of the swap and cap contracts).

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 2.6% of our revenue in fiscal 2006 was generated in Canada. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

AMERCO

Date: February 8, 2006      /s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date: February 8, 2006      /s/ Jason A. Berg
Jason A. Berg
Chief Accounting Officer
(Principal Financial Officer)

U-HAUL INTERNATIONAL, INC.

Date: February 8, 2006      /s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date: February 8, 2006        /s/ Robert T. Peterson
Robert T. Peterson
Chief Financial Officer
(Principal Financial Officer)

Item 6. Exhibits

The following documents are filed as part of this report:
Exhibit Number	Description	Page or Method of Filing
2.1	Joint Plan of Reorganization of AMERCO and Amerco Real Estate Company	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed October 20, 2003, file no. 1-11255
2.2	Disclosure Statement Concerning the Debtors’ Joint Plan of Reorganization	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed October 20, 2003, file no. 1-11255
2.3	First Amended Joint Plan of Reorganization of AMERCO and Amerco Real Estate Company	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, file No. 1-11255
2.4	Disclosure Statement Concerning the Debtor’s First Amended Joint Plan of Reorganization	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, file No. 1-11255
3.1	Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Registration Statement on form S-4 filed March 30, 2004, file number 1-11255
3.2	Restated By-Laws of AMERCO	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file No. 1-11255
3.3	Restated Articles of Incorporation of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2003, file no. 1-11255
3.4	Bylaws of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2003, file no. 1-11255
10.1	Credit Agreement, dated November 10, 2005, among U-Haul Leasing & Sales Co., U-Haul Company of Arizona and U-Haul International, Inc. and Merrill Lynch Commercial Finance Corporation.	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed November 17, 2005, file no. 1-11255
10.2	Property Management Agreement between Subsidiaries of U-Haul and Five SAC 905, LLC. dated September 23, 2005	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO and U-Haul International, Inc.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Accounting Officer of AMERCO	Filed herewith
31.3	Rule 13a-14(a)/15d-14(a) Certification of Robert T. Peterson, Chief Financial Officer of U-Haul International, Inc.	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO and U-Haul International, Inc. pursuant to Section 906 of the Sabanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Chief Accounting Officer of AMERCO pursuant to Section 906 of the Sabanes-Oxley Act of 2002	Furnished herewith
32.3	Certificate of Robert T. Peterson, Chief Financial Officer of U-Haul International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith