Form 10-K
period 2006-03-31
AMERCO /NV/; U HAUL INTERNATIONAL INC
filed 2006-06-13
CIK 4457, 4458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K for Annual and Transition Reports

Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2006
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
(A Nevada Corporation)
2727 N. Central Avenue
Phoenix, Arizona 85004
Telephone (602) 263-6645

Securities registered pursuant to Section 12(b) of the Act:
Registrant	Title of Class	Name of Each Exchange on Which Registered
AMERCO	Series A 8 ½% Preferred Stock	New York Stock Exchange
U-Haul International, Inc.	None

Securities registered pursuant to Section 12(g) of the Act:
Registrant	Title of Class	Name of Each Exchange on Which Registered
AMERCO	Common	NASDAQ
U-Haul International, Inc.	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” Rule 12b-2 of Exchange Act. (Check one):

Large Accelerated filer ☐   Accelerated filer ☑   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of AMERCO common stock held by non-affiliates (i.e., stock held by person other than officers, directors and 5% shareholders of AMERCO) on September 30, 2005 was $459,792,882. The aggregate market value was computed using the closing price for the common stock trading on NASDAQ on such date.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

21,284,604 shares of AMERCO Common Stock, $0.25 par value were outstanding at June 1, 2006.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at June 1, 2006. None of these shares were held by non-affiliates.

Documents incorporated by reference: Portions of AMERCO’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated by reference into Part III of this report.

TABLE OF CONTENTS

		Page No.
	PART I

Item 1.	Business	2 - 10
Item 1A.	Risk Factors	10 - 12
Item 1B.	Unresolved Staff Comments	12
Item 2.	Properties	12
Item 3.	Legal Proceedings	13 - 14
Item 4.	Submission of Matters to a Vote of Security Holders	14

	PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities	14 - 15
Item 6.	Selected Financial Data	16 - 17
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 - 44
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 8.	Financial Statements and Supplementary Data	45
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	45
Item 9A.	Controls and Procedures	46 - 47
Item 9B.	Other information	47

	PART III
Item 10.	Directors and Executive Officers of the Registrants	50
Item 11.	Executive Compensation	50
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	50
Item 13.	Certain Relationships and Related Transactions	50
Item 14.	Principal Accountant Fees and Services	50

	PART IV
Item 15.	Exhibits and Financial Statement Schedules	51 -58

PART I

Item 1. Business

  Company Overview

We are North America’s largest “do-it-yourself” moving and storage operator through our subsidiary U-Haul International, Inc. (“U-Haul”). U-Haul is synonymous with “do-it-yourself” moving and storage and is a leader in supplying products and services to help people move and store their household and commercial goods. Our primary service objective is to provide the best product and service to the most people at the lowest cost.

We rent our distinctive orange U-Haul trucks and trailers as well as offer self-storage rooms through a network of over 1,450 Company operated retail moving centers and 13,950 independent U-Haul dealers. In addition, we have an independent storage facility network with approximately 2,700 active affiliates. We also sell U-Haul brand boxes, tape and other moving and self-storage products and services to “do-it-yourself” moving and storage customers at all of our distribution outlets and through our eMove web site.

U-Haul is the most convenient supplier of products and services meeting the needs of North America’s “do-it-yourself” moving and storage market. Our broad geographic coverage throughout the United States and Canada and our extensive selection of U-Haul brand moving equipment rentals, self-storage rooms and related moving and storage products and services provide our customers with convenient “one-stop” shopping.

Through Republic Western Insurance Company (“RepWest”), our property and casualty insurance subsidiary, we manage the property, liability and related insurance claims processing for U-Haul. Oxford Life Insurance Company (“Oxford”), our life insurance subsidiary, sells Medicare supplement, life insurance, annuities and other related products to non U-Haul customers and also administers the self-insured employee health and dental plans for Arizona employees of the Company.

We were founded in 1945 under the name “U-Haul Trailer Rental Company.” Since 1945, we have rented trailers. Starting in 1959, we rented trucks on a one-way and in-town basis exclusively through independent U-Haul dealers. Since 1974, we have developed a network of U-Haul managed retail centers, through which we rent our trucks and trailers and sell moving and self-storage products and services to complement our independent dealer network.

AMERCO and U-Haul are each incorporated in Nevada. U-Haul’s Internet address is www.uhaul.com. On AMERCO’s investor relations web site, www.amerco.com, we post the following filings as soon as it is reasonably practical after they are electronically filed with or furnished to the United States Securities and Exchange Commission (“SEC”): our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statement related to our annual meeting of stockholders, and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our web site are available free of charge.

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

As of March 31, 2006, our rental fleet consisted of approximately 93,000 trucks, 80,675 trailers and 33,500 tow devices. This equipment and our U-Haul brand of self-moving products and services are available through our network of managed retail moving centers and independent U-Haul dealers. Independent U-Haul dealers receive rental equipment from the Company, act as a rental agent and are paid a commission based on gross revenues generated from their U-Haul rentals.

Our rental truck chassis are manufactured by domestic and foreign truck manufacturers. These chassis are joined with the U-Haul designed and manufactured van boxes at U-Haul operated manufacturing and assembly facilities strategically located throughout the United States. U-Haul rental trucks feature our proprietary Lowest DeckSM, which provides our customers with extra ease of loading. The loading ramps on our trucks are the widest in the industry, which reduce the time needed to move belongings. Our Gentle Ride SuspensionSM helps our customers safely move delicate and prized possessions. Also, the engineers at our U-Haul Technical Center determined that the softest ride in our trucks was at the front of the van box. Consequently, they designed the part of the van box that hangs over the front cab of the truck to be the location for our customers to place their most fragile items during their move. We call this area Mom’s AtticSM.

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

We also provide customers with equipment to transport their vehicle. We provide three towing options, including: auto transport, in which all four wheels are off the ground, tow dolly, in which the front wheels of the towed vehicle are off the ground, and tow bar, where all four wheels are on the ground.

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

Also, U-Haul is North America’s largest seller and installer of hitches and towing systems. In addition to towing U-Haul equipment these hitching and towing systems can tow jet skis, motorcycles, boats, campers and horse trailers. Our hitches, ball mounts, and balls undergo stringent testing requirements. Each year, more than one million customers visit our locations for expertise on complete towing systems, trailer rentals and the latest in towing accessories.

U-Haul is also North America’s largest retail propane distributor, with more than 980 retail centers offering propane. We employ trained, certified personnel to refill all propane cylinders, and our network of propane dispensing locations is the largest automobile alternative refueling network in North America.

Self-storage is a natural outgrowth of the self-moving industry. Conveniently located U-Haul self-storage rental facilities provide clean, dry and secure space for storage of household and commercial goods, with storage units ranging in size from 6 square feet to 845 square feet. We operate nearly 1,045 self-storage locations in North America, with more than 377,750 rentable rooms comprising approximately 33.2 million square feet of rentable storage space. Our self-storage centers feature a wide array of security measures, ranging from electronic property access control gates to individually alarmed storage units. At many centers, we offer climate controlled storage rooms to protect temperature sensitive goods such as video tapes, albums, photographs and precious wood furniture.

Additionally, we offer moving and storage protection packages such as Safemove and Safetow, protecting moving and towing customers with a damage waiver, cargo protection and medical and life coverage, and Safestor, protecting storage customers from loss on their goods in storage.

Our eMove web site, www.emove.com, is the largest network of customers and businesses in the self-moving and self-storage industry. The eMove network consists of channels where customers, businesses and service providers transact business. The eMove Moving Help marketplace connects “do-it-yourself” movers with independent service providers to assist movers pack, load, unload, clean, drive and other services. Thousands of independent service providers already participate in the eMove network.

Through the eMove Storage Affiliate Program, independent storage businesses can join the world’s largest storage reservation system. Self-storage customers making a reservation through eMove can access all of the U-Haul self-storage centers and all of our independent storage affiliate partners for even greater convenience to meet their self-storage needs.

Description of Operating Segments

AMERCO has four reportable segments. They are Moving and Storage Operations (AMERCO, U-Haul and Real Estate), Property and Casualty Insurance, Life Insurance and SAC Holding II Corporation and its subsidiaries (“SAC Holding II”) for fiscal 2006 and fiscal 2005 and SAC Holdings for fiscal 2004 (see Note 2 to the Notes to Consolidated Financial Statements, Principles of Consolidation).

Financial information for each of our Operating Segments is included in the Notes to Consolidated Financial Statements as part of Item 8 of this report.

Moving and Storage Operating Segment

Our “do-it-yourself” moving business consists of U-Haul truck and trailer rentals and U-Haul moving supply and service sales. Our storage business consists of U-Haul self-storage room rentals, self-storage related products and service sales and management of non-owned self-storage facilities.

Net revenue from our Moving and Storage operating segment were approximately 90.2%, 89.2% and 81.3% of consolidated net revenue in fiscal 2006, 2005 and 2004, respectively.

During fiscal 2006, the Company added over 15,500 new trucks and over 3,000 new trailers to our existing rental fleet. These additions were a combination of U-Haul manufactured vehicles and purchases. As new trucks were added to the fleet, the Company rotated out of the fleet older trucks keeping the overall fleet size constant. The continued expansion and upgrading of our rental fleet will allow us to enter new markets and to achieve better utilization in existing markets.

Within our truck and trailer rental operation we are focused on expanding our independent dealer network to provide added convenience for our customers. U-Haul has approximately 13,950 dealers which are independent contractors, and are exclusive to U-Haul International, Inc. An independent dealer must maintain a singular fleet of U-Haul vehicles. U-Haul maximizes vehicle utilization by effective distribution of the truck and trailer fleets among the Company’s centers and independent dealers. Utilizing its sophisticated reservations management system, the Company’s centers and dealers electronically report their inventory in real-time, which facilitates matching equipment to customer demand.

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

Effective marketing of our self-moving related products and services, such as boxes, pads and insurance, helps our customers have a better moving experience and helps them protect their belongings from potential damage during the moving process. We are committed to providing a complete line of products selected with the “do-it-yourself” moving and storage customer in mind.

These actions are leveraged by over 1,450 Company operated retail centers and enable the Company to provide better customer service, which we believe has led to increased sales and increased productivity.

Our self-storage business consists of U-Haul self-storage room rentals, self-storage related products and service sales and management of self-storage facilities not owned by the Company.

U-Haul is one of the largest North American operators of self-storage and has been a leader in the self-storage industry since 1974. U-Haul operates over 377,750 storage rooms, approximately 33.2 million square feet of storage space with locations in 49 states and 10 Canadian provinces. U-Haul’s owned and managed self-storage facility locations range in size up to 171,500 square feet of storage space, with individual storage units in sizes ranging from 6 square feet to 845 square feet.

The primary market for storage rooms is the storage of household goods. We believe that our self-storage services provide a competitive advantage through such things as Maximum Security (“MAX”), an electronic system that monitors the storage facility 24 hours a day; climate control; individually alarmed rooms; extended hour access; and an internet - based customer reservation and account management system.

eMove is an online marketplace that connects consumers to over 2,880 independent sellers of Moving Help® and Self-Storage services. Our network of customer-rated Affiliates provides pack and load help, cleaning help, self-storage and similar services, all over North America.

An individual or a company can connect to the eMove network by becoming an eMove Moving Help® Affiliate or an eMove Storage Affiliate™. Moving Helpers assist customers with packing, loading, cleaning and unloading their truck or storage unit. The Storage Affiliate program enables independent self-storage facilities to expand their reach by connecting into a centralized 1-800 and internet reservation system and for a fee, receive an array of services including web-based management software, Secured Online Affiliated Rentals (S.O.A.R®), co-branded rental trucks, savings on insurance, credit card processing and more. Approximately 2,700 facilities are now registered on the eMove network.

With over 69,000 unedited reviews of independent vendors, the marketplace has facilitated Moving Help® and Self-Storage transactions all over North America. We believe that acting as an intermediary, with little added investment, serves the customer in a cost effective manner. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

Property and Casualty Insurance Operating Segment

RepWest provides loss adjusting and claims handling for U-Haul through regional offices across North America. Through the Company’s affiliation with RepWest, U-Haul offers its customers moving and storage contents insurance products, branded Safemove and Safestor, respectively. The Safemove policy provides moving customers with a damage waiver, cargo protection and medical and life coverage. Management believes that its Safemove product is highly competitive, as competing policies contain deductibles, higher premiums and more confusing layers of coverage. We continue to focus on increasing the penetration of these products. The business plan for RepWest includes offering property and casualty products for other U-Haul related programs.

Net revenue from our Property and Casualty Insurance operating segment were approximately 1.8%, 2.1% and 5.2% of consolidated net revenue in fiscal 2006, 2005 and 2004, respectively.

Life Insurance Operating Segment

Oxford originates and reinsures annuities, ordinary life, group life and disability coverage, and Medicare supplement insurance. Oxford also administers the self-insured employee health and dental plans for Arizona employees of the Company.

Net revenue from our Life Insurance operating segment was approximately 6.7%, 7.6% and 7.8% of consolidated net revenue in fiscal 2006, 2005 and 2004, respectively.

SAC Holdings Operating Segment

SAC Holding Corporation and its subsidiaries, and SAC Holding II Corporation and its subsidiaries, collectively referred to as “SAC Holdings”, own self-storage properties that are managed by U-Haul under property management agreements and act as independent U-Haul rental equipment dealers. AMERCO, through its subsidiaries, has contractual interests in certain of SAC Holdings’ properties entitling AMERCO to potential future income based on the financial performance of these properties. With respect to SAC Holding II, AMERCO is considered the primary beneficiary of these contractual interests. Consequently, we include the results of SAC Holding II in the consolidated financial statements of AMERCO, as required by FIN 46(R).

Net revenue from our SAC Holdings operating segment was approximately 1.3%, 1.1% and 5.7% of consolidated net revenue in fiscal 2006, 2005 and 2004, respectively.

Employees

As of March 31, 2006, we employed approximately 17,500 people throughout North America with approximately 98% of these employees working within our Moving and Storage operating segment.

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

A significant driver of U-Haul’s rental transaction volume is our utilization of an online reservation and sales system, through www.uhaul.com, www.eMove.com and our 24-hour 1-800-GO-U-HAUL telephone reservations system. The Company’s 1-800-GO-U-HAUL telephone reservation line is prominently featured on nationwide yellow page advertising, its websites and on the outside of its vehicles, and is a major driver of customer lead sources.

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

The self-storage market is large and highly fragmented. We believe the principal competitive factors in this industry are convenience of storage rental locations, cleanliness, security and price. Our primary competitors in the self-storage market are Public Storage Inc., Extra Space Storage, Inc., and Sovran Self-Storage Inc.

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

Our current AMERCO Board members are William E. Carty, John M. Dodds, Charles J. Bayer, John P. Brogan, Daniel R. Mullen, M. Frank Lyons, James P. Shoen and Edward J. Shoen.

Board Responsibilities and Structure

The primary responsibilities of the Board of Directors (the “Board”) are oversight, counseling and providing direction to the management of the Company in the long-term interests of the Company and its stockholders.

The Board and its committees meet throughout the year on a set schedule, and also hold special meetings and act by written consent from time to time as needed. The Board has delegated various responsibilities and authority to different Board committees as generally described below. Committees regularly report on their activities and actions to the full Board.

Board Committees

The Board currently has an Audit, Executive Finance, Compensation, and Independent Governance Committees, as well as an Advisory Board.

Audit Committee. The Audit Committee assists the Board in fulfilling its oversight responsibilities as to financial reporting, audit functions and risk management. The Audit Committee monitors the financial information that is provided to stockholders and others, the independence and performance of the Company’s independent registered public accounting firm and internal audit department and the systems of internal control established by management and the Board.

The Audit Committee operates pursuant to a written charter approved by the Board. The Audit Committee is comprised of Charles J. Bayer, John M. Dodds, Daniel R. Mullen, and John P. Brogan, each qualifying as “independent” under special standards developed by the SEC and NASDAQ for members of audit committees, and each member has been determined by the Board to meet the qualifications of an “audit committee financial expert.” Mr. John P. Brogan is designated the audit committee financial expert. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Brogan’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Brogan any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and the Board, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board.

Executive Finance Committee. The Executive Finance Committee is authorized to act on behalf of the Board in approving any transaction involving the finances of the Company. The committee has the authority to give final approval for the borrowing of funds on behalf of the Company without further action or approval of the Board. The Executive Finance Committee is comprised of Edward J. Shoen, John P. Brogan and Charles J. Bayer.

Compensation Committee. The Compensation Committee reviews the Company’s executive compensation plans and policies, including benefits and incentives, to ensure that they are consistent with the goals and objectives of the Company. The committee reviews and makes recommendations to the Board regarding management recommendations for changes in executive compensation and monitors management plans and programs for the retention, motivation and development of senior management. The Compensation Committee is composed of John P. Brogan and John M. Dodds, independent directors of the Company.

Independent Governance Committee. The Independent Governance Committee is chaired by John P. Brogan, an independent member of the Board. Thomas W. Hayes, the former State Treasurer of California, and Paul A. Bible, a partner in the Reno-based law firm of Bible, Hoy & Trachok, are also members of this committee. Neither Mr. Hayes nor Mr. Bible are members of the Company’s Board. The Independent Governance Committee evaluates the Company’s corporate governance principles and standards and proposes to the Board any modifications which are deemed appropriate for sound corporate governance. The committee may review potential candidates for Board membership. The committee may review other matters as referred to it by the Board. The committee has the authority to and a budget from which to retain professionals. The committee membership term is one year and each member is determined by the Board to be free of any relationship that would interfere with his ability to exercise independent judgment as a member of this committee.

Advisory Board Members. In addition to the four committees described above, the Board authorized up to two Advisory Board Members. On June 4, 2003, the Board appointed Michael L. Gallagher as a member of the Advisory Board. Mr. Gallagher is a senior partner in the law firm Gallagher & Kennedy. Mr. Gallagher is also a director of Pinnacle West Capital Corporation, Action Performance Companies, Inc. and the Omaha World Herald Company. On October 5, 2005 the Board appointed Barbara Smith Campbell as a second Advisory Board Member. Ms. Campbell is President of Consensus, LLC. and is also a trustee for the Donald W. Reynolds Foundation.

Recent Developments

Preferred Stock Dividends

On May 3, 2006, the Board of Directors of AMERCO declared a regular quarterly cash dividend of $0.53125 per share on the Company’s Series A 8½ % Preferred Stock. The dividend was paid on June 1, 2006 to holders of record on May 15, 2006.

Life Insurance Acquisition

On March 6, 2006, Christian Fidelity Life Insurance Company (“CFLIC”), a wholly-owned subsidiary of Oxford acquired Dallas General Life Insurance Company, a Texas-based insurer that primarily distributes Medicare supplement insurance. The purchase price was $4.5 million and was effective February 28, 2006.

Mezzanine Loan

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under the CMBS Mezzanine Loan. The loan was originated by Morgan Stanley Mortgage Capital, Inc. and is in the amount of $19.4 million. The loan was entered into on August 12, 2005. On June 2, 2006, we have notified the lender of our intent to prepay the entire loan in full on August 30, 2006. There are no prepayment fees or penalties associated with the planned prepayment of this loan.

New Financings

On June 7, 2006, U-Haul International, Inc. and certain subsidiaries entered into a $150.0 million term loan facility with BTMU Capital Corporation that is expected to be drawn down over the next several months to fund the acquisition of new rental trucks. The credit facility is secured by a portion of the Company’s new truck rental fleet. The above discussion of select terms of the agreements and is qualified in its entirety by reference to our agreements with BTMU Capital Corporation filed as Exhibits 10.85, 10.86 and 10.87 hereto.

    On June 7, 2006, U-Haul International, Inc. and certain subsidiaries entered into a $50.0 million term loan facility with Bayerische Hypo-und Vereinsbank that is expected to be drawn down over the next several months to fund the acquisition of new rental trucks. The credit facility is secured by a portion of the Company’s new truck rental fleet. The above discussion of select terms of the agreements and is qualified in its entirety by reference to our agreements with Bayerische Hypo-und Vereinsbank filed as Exhibits 10.91 and 10.92 hereto.

    The existing Merrill Lynch Rental Truck Amortizing Loan and Revolving Credit Agreement were amended to clarify their security interests in only those trucks serving as collateral for those loans. The above discussion is merely a description of select terms of the amendments and is qualified in its entirety by reference to such amendments with Merrill Lynch Commercial Finance Corporation filed as Exhibits 10.88 and 10.89 hereto.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the documents incorporated by reference, contains “forward-looking statements” regarding future events and our future results. We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission (the “SEC”) or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, earnings or loss; estimates of capital expenditures, plans for future operations, products or services; financing needs and plans; our perceptions of our legal positions and anticipated outcomes of government investigations and pending litigation against us; liquidity; goals and strategies; plans for new business; growth rate assumptions, pricing, costs, and access to capital and leasing markets as well as assumptions relating to the foregoing. The words “believe”, “expect”, “anticipate”, “estimate”, “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation, the risk factors enumerated at the end of this section, as well as the following: the Company’s ability to operate pursuant to the terms of its credit facilities; the Company’s ability to maintain contracts that are critical to its operations; the costs and availability of financing; the Company’s ability to execute its business plan; the Company’s ability to attract, motivate and retain key employees; general economic conditions; fluctuations in our costs to maintain and update our fleet and facilities; our ability to refinance our debt; changes in government regulations, particularly environmental regulations; our credit ratings; the availability of credit; changes in demand for our products; changes in the general domestic economy; the degree and nature of our competition; the resolution of pending litigation against the Company; changes in accounting standards and other factors described in this report or the other documents we file with the SEC. The above factors, the following disclosures, as well as other statements in this report and in the Notes to our Consolidated Financial Statements, could contribute to or cause such differences, or could cause our stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized. The Company disclaims any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

Item 1A. Risk Factors

The following discussion of risk factors should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the consolidated financial statements and related notes. These risk factors may be important in understanding this Annual Report on Form 10-K or elsewhere.

We operate in a highly competitive industry.

The truck rental industry is highly competitive and includes a number of significant national, regional and local competitors. Competition is generally based on convenience of rental locations, availability of quality rental moving equipment, breadth of essential services and price. In our truck rental business, our primary competitors are Budget Car and Truck Rental Company and Penske Truck Leasing. Some of our competitors may have greater financial resources than we have. We can not assure you that we will be able to maintain existing rental prices or implement price increases.

The self-storage industry is large and highly fragmented. We believe the principle competitive factors in this industry are convenience of storage rental locations, cleanliness, security and price. Some of our primary competitors in the self-storage market are Public Storage, Inc., Extra Space Storage, Inc., and Sovran Self-Storage Inc. Competition in the market areas in which we operate is significant and affects the occupancy levels, rental sales and operating expenses of our facilities. Competition might cause us to experience a decrease in occupancy levels, limit our ability to raise rental sales and require us to offer discounted rates that would have a material affect on operating results.

Entry into the self-storage business through acquisition of existing facilities is possible for persons or institutions with the required initial capital. Development of new self-storage facilities is more difficult however, due to zoning, environmental and other regulatory requirements. The self-storage industry has in the past experienced overbuilding in response to perceived increases in demand. We cannot assure you that we will be able to successfully compete in existing markets or expand into new markets.

Control of AMERCO remains in the hands of a small contingent.

As of March 31, 2006, Edward J. Shoen, Chairman of the Board of Directors and President of AMERCO, James P. Shoen, a director of AMERCO, and Mark V. Shoen, an executive officer of AMERCO, collectively are beneficial owners of 8,967,632 shares (approximately 42.1%) of the outstanding common shares of AMERCO. Accordingly, Edward J. Shoen, Mark V. Shoen and James P. Shoen will be in a position to continue to influence the election of the members of the Board of Directors and approval of significant transactions. In addition, 2,031,070 shares (approximately 9.5%) of the outstanding common shares of AMERCO are held by our Employee Savings and Employee Stock Ownership Trust.

Our operations subject us to numerous environmental regulations and the possibility that environmental liability in the future could adversely affect our operations.

Compliance with environmental requirements of federal, state and local governments significantly affects our business. Among other things, these requirements regulate the discharge of materials into the water, air and land and govern the use and disposal of hazardous substances. Under environmental laws or common law principles, we can be held strictly liable for hazardous substances that are found on real property we have owned or operated. We are aware of issues regarding hazardous substances on some of our real estate and we have put in place a remedial plan at each site where we believe such a plan is necessary (see Note 17 of our Consolidated Financial Statements). We regularly make capital and operating expenditures to stay in compliance with environmental laws. In particular, we have managed a testing and removal program since 1988 for our underground storage tanks. Despite these compliance efforts, risk of environmental liability is part of the nature of our business.

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

Our quarterly results of operations fluctuate due to seasonality and other factors associated with our industry.

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

Between January 1, 2000 and December 31, 2004, RepWest, reported pretax losses totaling approximately $164.0 million. These losses are primarily attributable to business lines that were unprofitable as underwritten. To restore profitability in RepWest, we have exited all non U-Haul related lines of business. RepWest’s pretax earnings for fiscal 2006 were $1.1 million primarily due to its exit from all non U-Haul lines of business. Although we believe the terminated lines are adequately reserved, we cannot assure that there will not be future adverse loss development.

Our life insurance business was downgraded by A.M. Best due to events surrounding the restructuring.

A.M. Best downgraded Oxford and its subsidiaries during AMERCO's restructuring to C+. Upon AMERCO's emergence from bankruptcy in March 2004, Oxford and its subsidiaries were upgraded to B-. The ratings were again upgraded in October 2004 to B. In October 2005, A.M. Best upgraded Oxford and its subsidiaries to B+ with a stable outlook. Prior to AMERCO’s restructuring, Oxford was rated B++. Financial strength ratings are important external factors that can affect the success of Oxford’s business plans. Accordingly, if Oxford’s ratings, relative to its competitors, do not continue to improve, Oxford may not be able to retain and attract business as currently planned.

Our notes receivable from SAC Holdings.

At March 31, 2006, we held approximately $203.7 million of notes receivable from SAC Holdings, of which $75.1 million are related to SAC Holding II and have been eliminated in the consolidating financial statements. SAC Holdings is highly leveraged with significant indebtedness to others. We hold various junior unsecured notes of SAC Holdings. If SAC Holdings is unable to meet its obligations to its senior lenders, it could trigger a default of its obligations to us. In such an event of default, we could suffer a loss to the extent the value of the underlying collateral of SAC Holdings is inadequate to repay SAC Holding’s senior lenders and our junior unsecured notes. We cannot assure you that SAC Holdings will not default on its loans to its senior lenders or that the value of SAC Holdings assets upon liquidation would be sufficient to repay us in full.

We face risks related to an SEC investigation and securities litigation.

The SEC has issued a formal order of investigation to determine whether we have violated Federal Securities laws. Although we have cooperated with the SEC in this matter and intend to continue to cooperate, the SEC may determine that we have violated Federal Securities laws. We cannot predict when this investigation will be completed or its outcome. If the SEC makes a determination that we have violated Federal Securities laws, we may face sanctions, including, but not limited to, significant monetary penalties and injunctive relief.

In addition, the Company has been named a defendant in a number of class action and related lawsuits. The findings and outcome of the SEC investigation may affect the class-action lawsuits that are pending. We are generally obligated, to the extent permitted by law, to indemnify our directors and officers who are named defendants in some of these lawsuits. We are unable to estimate what our liability in these matters may be, and we may be required to pay judgments or settlements and incur expenses in aggregate amounts that could have a material adverse effect on our financial condition or results of operations. Please refer to Item 3. Legal Proceedings.

Item 1B. Unresolved Staff Comments

There were no unresolved staff comments at March 31, 2006.

Item 2. Properties

The Company, through its legal subsidiaries, owns property, plant and equipment that are utilized in the manufacture, repair and rental of U-Haul equipment and storage space as well as providing office space for the Company. Such facilities exist throughout the United States and Canada. The Company also manages storage facilities owned by others. The Company operates over 1,450 U-Haul retail centers, and operates 13 manufacturing and assembly facilities. We also operate over 245 fixed site-repair facilities located throughout the United States and Canada.

SAC Holdings owns property, plant and equipment that are utilized in the sale of moving supplies, rental of self-storage rooms and U-Haul equipment. Such facilities exist throughout the United States and Canada. We manage the storage facilities under property management agreements whereby the management fees are consistent with management fees received by U-Haul for other properties owned by unrelated parties and previously managed by us.

Item 3. Legal Proceedings

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

Securities Litigation

AMERCO is a defendant in a consolidated putative class action lawsuit entitled “In Re AMERCO Securities Litigation”, United States District Court, Case No. CV-N-03-0050-ECR (RAM). The action alleges claims for violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder, section 20(a) of the Securities Exchange Act of 1934 and sections 11, 12, and 15 of the Securities Act of 1933. The action alleges, among other things, that AMERCO engaged in transactions with the SAC entities that falsely improved AMERCO’s financial statements and that AMERCO failed to disclose the transactions properly. The action has been transferred to the United States District Court, District of Arizona and assigned to Judge Bryan. Motions to Dismiss are fully briefed and are before the court. Prior to the ruling on the Motions to Dismiss, the parties have agreed to a settlement in principle, subject to final documentation and approval by the Court. The settlement in the amount of $5.0 million, will be covered by AMERCO’s D&O insurance carrier.

Securities and Exchange Commission

The SEC has issued a formal order of investigation to determine whether the Company has violated the Federal Securities laws. The Company has produced and delivered all requested documents and information and provided testimony from all requested witnesses to the SEC. The Company continues to cooperate with the SEC. We cannot predict the outcome of the investigation.

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

Based upon the information currently available to Real Estate, compliance with the environmental laws and its share of the costs of investigation and cleanup of known hazardous waste sites are not expected to have a material adverse effect on AMERCO’s financial position or operating results. Real Estate expects to spend approximately $7.6 million through 2011 to remediate these properties.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of April 30, 2006 there were approximately 3,200 holders of record of the common stock. AMERCO’s common stock is listed on NASDAQ (its principal market) under the trading symbol “UHAL”. The number of shareholders’ is derived using internal stock ledgers and utilizing Mellon Investor Services Stockholder listings.

The following table sets forth the high and the low sales price of the common stock of AMERCO for the periods indicated:

	Year Ended March 31,
	2006		2005
	High	Low	High	Low
First quarter	$56.10	$42.75	$29.50	$19.76
Second quarter	$63.61	$52.80	$38.03	$21.00
Third quarter	$73.68	$54.60	$46.54	$36.89
Fourth quarter	$101.24	$65.45	$48.23	$41.50

The common stock of U-Haul is wholly-owned by AMERCO. As a result, no active trading market exists for the purchase and sale of such common stock.

  Dividends

AMERCO does not have a formal dividend policy. The Board of Directors of AMERCO periodically considers the advisability of declaring and paying dividends in light of existing circumstances

U-Haul has not declared cash dividends to AMERCO during the three most recent fiscal years. On January 1, 2006, U-Haul paid a non-cash dividend to AMERCO in the form of a reduction in an intercompany payable.

See Note 20 of Notes to Consolidated Financial Statements for a discussion of certain statutory restrictions on the ability of the insurance subsidiaries to pay dividends to AMERCO.

See Note 11 of Notes to Consolidated Financial Statements for a discussion of AMERCO’s preferred stock.

During the fourth quarter of fiscal 2006 we did not repurchase any shares of our equity securities.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), and the consolidated financial statements and related notes in the Annual Report on Form 10-K.

Listed below is selected financial data for AMERCO and consolidated entities for the five years ended March 31:
	Year Ended March 31,
	2006	2005	2004		2003	2002
	(In thousands, except share and per share data)
Summary of Operations:
Self-moving equipment rentals	$1,503,569	$1,437,895		$1,381,208	$1,293,732	$1,253,887
Self-storage revenues	122,119	114,155		247,640	238,938	223,135
Self-moving and self-storage products and service sales	223,721	206,098		232,965	223,677	225,510
Property management fees	21,195	11,839		259	89	88
Life insurance premiums	118,833	126,236		145,082	158,719	157,371
Property and casualty insurance premiums	26,001	24,987		92,036	149,206	253,799
Net investment and interest income	53,094	56,739		38,281	40,731	47,343
Other revenue	38,094	30,172		38,523	36,252	38,283
Total revenues	2,106,626	2,008,121		2,175,994	2,141,344	2,199,416

Operating expenses	1,080,990	1,122,197		1,179,996	1,182,222	1,212,403
Commission expenses	180,101	172,307		147,010	138,652	137,806
Cost of sales	113,135	105,309		111,906	115,115	122,694
Benefits and losses	117,160	140,343		217,447	248,349	376,673
Amortization of deferred policy acquisition costs	24,261	28,512		39,083	37,681	40,674
Lease expense	142,781	151,354		160,727	166,101	164,075
Depreciation, net of (gains) losses on disposal	142,817	121,103		148,813	137,446	102,957
Restructuring expense	-	-		44,097	6,568	-
Total costs and expenses	1,801,245	1,841,125		2,049,079	2,032,134	2,157,282

Earnings from operations	305,381	166,996		126,915	109,210	42,134
Interest expense	(69,481)	(73,205)		(121,690)	(148,131)	(109,465)
Fees on early extinguishment of debt (b)	(35,627)	-		-	-	-
Litigation settlement, net of costs, fees and expenses	-	51,341		-	-	-
Pretax earnings (loss)	200,273	145,132		5,225	(38,921)	(67,331)
Income tax benefit (expense)	(79,119)	(55,708)		(8,077)	13,935	19,891
Net earnings (loss)	121,154	89,424		(2,852)	(24,986)	(47,440)
Less: Preferred stock dividends	(12,963)	(12,963)		(12,963)	(12,963)	(12,963)
Earnings (loss) available to common shareholders	$108,191	$76,461		$(15,815)	$(37,949)	$(60,403)
Net earnings (loss) per common share basic and diluted	$5.19	$3.68	$	$(0.76)	$(1.82)	$(2.87)
Weighted average common shares outstanding: Basic and diluted	20,857,108	20,804,773		20,749,998	20,824,618	21,063,720
Cash dividends declared and accrued
Preferred stock	$12,963	$12,963		$12,963	$12,963	$12,963
Balance Sheet Data:
Property, plant and equipment, net	1,535,165	1,354,468		1,451,805	1,946,317	1,936,076
Total assets	3,367,218	3,116,173		3,394,748	3,832,372	3,732,317
Capital leases	-	-		99,607	137,031	-
AMERCO's notes and loans payable	965,634	780,008		862,703	940,063	1,045,801
SAC Holdings' notes and loans payable non-recourse to AMERCO (a)	76,232	77,474		78,637	466,781	561,887
Stockholders' equity	695,604	572,839		503,846	327,448	381,524

(a) The amounts for fiscal 2006, 2005 and 2004, respectively are for SAC Holding II; 2003 and 2002 include SAC Holdings.
(b) Includes the write off of debt issuance costs of $14.4 million.

Listed below is selected financial data for U-Haul International, Inc. for the five years ended March 31:

	Year Ended March 31,
	2006	2005	2004	2003	2002
	(In thousands)
Summary of Operations:
Self-moving equipment rentals	$1,503,569	$1,437,895	$1,380,991	$1,293,686	$1,253,695
Self-storage revenues	101,437	94,431	118,335	109,985	130,691
Self-moving and self-storage products and service sales	207,119	191,078	182,327	174,853	201,006
Property management fees	23,988	14,434	12,974	12,431	8,036
Net investment and interest income	24,894	22,030	21,504	29,358	22,686
Other revenue	36,926	27,489	35,580	18,378	27,795
Total revenues	1,897,933	1,787,357	1,751,711	1,638,691	1,643,909

Operating expenses	1,085,602	1,100,737	1,062,695	1,029,774	1,088,390
Commission expenses	189,599	181,315	176,165	166,334	150,691
Cost of sales	105,872	98,877	87,430	93,735	110,449
Lease expense	143,344	151,937	159,869	165,020	171,656
Depreciation, net of (gains) losses on disposal	131,803	114,038	125,093	112,815	92,351
Total costs and expenses	1,656,220	1,646,904	1,611,252	1,567,678	1,613,537

Earnings from operations	241,713	140,453	140,459	71,013	30,372
Interest income (expense)	(14,383)	15,687	8,560	(9,991)	(11,675)
Pretax earnings	227,330	156,140	149,019	61,022	18,697
Income tax expense	(87,910)	(59,160)	(52,992)	(21,211)	(6,117)
Net earnings	$139,420	$96,980	$96,027	$39,811	$12,580
Balance Sheet Data:
Property, plant and equipment, net	$913,871	$796,361	$875,729	$736,499	$750,779
Total assets	1,505,813	1,516,286	1,452,361	1,235,497	1,099,195
Capital leases	-	-	99,607	14,793	14,793
Notes and loans payable	212,133	-	-	-	-
Stockholders' equity (deficit) (a)	(354,481)	701,198	601,514	499,380	458,639

(a) Fiscal 2006 include’s a non-cash dividend to AMERCO in the amount of $1,200,000,000.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with the overall strategy of AMERCO, followed by a description of our operating segments and the strategy of our operating segments to give the reader an overview of the goals of our business and the direction in which our businesses and products are moving. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for fiscal 2006 compared with fiscal 2005, and for fiscal 2005 compared with fiscal 2004 beginning with an overview. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources” and “Disclosures about Contractual Obligations and Commercial Commitments.” We conclude this MD&A by discussing our outlook for fiscal 2007.

This MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including “Item 1: Business”, “Item 6: Selected Financial Data” and “Item 8: Financial Statements and Supplementary Data.” The various sections of this MD&A contain a number of forward looking statements, as discussed under the caption “Cautionary Statements Regarding Forward Looking Statements”, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly under the section “Item 1A. Risk Factors”. Our actual results may differ materially from these forward looking statements.

AMERCO has a fiscal year that ends on the 31st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31st of December for each year that is referenced. They have been consolidated on that basis. Consequently, all references to our insurance subsidiaries’ years 2005, 2004 and 2003 correspond to fiscal 2006, 2005 and 2004 for AMERCO. The operating results and financial position of AMERCO’s consolidated insurance operations are determined as of December 31st of each year.

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

RepWest is focused on providing and administering property and casualty insurance to U-Haul, its customers, its independent dealers and affiliates. By exiting its non U-Haul lines of business we believe that RepWest will be able to focus its core competencies and financial resources to better support our overall strategy.

Oxford is focused on long-term capital growth through direct writing and reinsuring of annuity, life and Medicare supplement products primarily in the senior marketplace. Oxford is pursuing increased direct writing via acquisitions of insurance companies, expanded distribution channels and product development. In 2005, Oxford determined that it would no longer pursue growth in the credit life and disability market and is exploring options to divest its current business through reinsurance. We believe this will enable Oxford to focus more on its core senior population demographic.

Description of Operating Segments

AMERCO has four reportable segments. They are Moving and Storage Operations (AMERCO, U-Haul and Real Estate), Property and Casualty Insurance, Life Insurance and SAC Holding II for fiscal 2006 and fiscal 2005 and SAC Holdings for fiscal 2004. (See Notes 1, 21 and 21A to the Consolidated Financial Statements included in this Form 10-K.)

Moving and Storage Operating Segment

Our Moving and Storage Operating Segment consists of the rental of trucks, trailers and self-storage spaces primarily to the household mover as well as sales of moving supplies, towing accessories and propane. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

With respect to our truck, trailer and self-storage rental business, we are focused on expanding our dealer network, which provides added convenience for our customers and expanding the selection and availability of rental equipment to satisfy the needs of our customers.

With respect to our retail sales, U-Haul has developed a number of specialty packing boxes, Mover’s Wrap and Smart Move tape. Mover’s Wrap is a sticks-to-itself plastic stretch wrap used to bind, bundle, and fasten items when moving or storing. Additionally, U-Haul has added a full line of Smart Move tape products. Smart Move tape is a color coded packing tape that has the room printed right on it allowing customers to tape and label their belongings in one quick step.

eMove is an online marketplace that connects consumers to over 2,880 independent sellers of Moving Help® as well as 2,700 suppliers of Self-Storage services. Our network of customer-rated affiliates provides pack and load help, cleaning help, self-storage and similar services, all over North America.

An individual or a company can connect to the eMove network by becoming an eMove Moving Help® Affiliate or an eMove Storage Affiliate™. Moving Helpers assist customers with packing, loading, cleaning and unloading their truck or storage unit. The Storage Affiliate program enables independent self-storage facilities to expand their reach by connecting into a centralized 1-800 and internet reservation system, and for a fee receive an array of services including web-based management software, Secured Online Affiliated Rentals (S.O.A.R®), co-branded rental trucks, savings on insurance, credit card processing and more. Approximately 2,700 independent self-storage facilities are now registered on the eMove network.

With over 69,000 unedited reviews of independent vendors, the marketplace has facilitated Moving Help® and Self-Storage transactions all over North America. We believe that acting as an intermediary, with little added investment, serves the customer in a cost effective manner. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

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

Life Insurance Operating Segment

Oxford provides life and health insurance products primarily to the senior market through the direct writing or reinsuring of annuities, life insurance, and Medicare supplement policies. Additionally, Oxford administers the self-insured employee health and dental plans for Arizona employees of the Company and provides insurance for the employee group life and disability coverage.

SAC Holdings Operating Segment

SAC Holding Corporation and its subsidiaries, and SAC Holding II Corporation and its subsidiaries, collectively referred to as “SAC Holdings”, own self-storage properties that are managed by U-Haul under property management agreements and act as independent U-Haul rental equipment dealers. AMERCO, through its subsidiaries, has contractual interests in certain SAC Holdings’ properties entitling AMERCO to potential future income based on the financial performance of these properties. With respect to SAC Holding II, AMERCO is considered the primary beneficiary of these contractual interests. Consequently, we include the results of SAC Holding II in the consolidated financial statements of AMERCO, as required by FIN 46(R).

Critical Accounting Policies and Estimates

The Company’s financial statements have been prepared in accordance with the United States generally accepted accounting principles. The methods, estimates and judgments we use in applying our accounting policies can have a significant impact on the results we report in our financial statements. Note 3 to our Consolidated Financial Statements in Item 8 of this Form 10-K summarizes the significant accounting policies and methods used in the preparation of our consolidated financial statements and related disclosures. Certain accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

The accounting policies that we deem most critical to us and that require management’s most difficult and subjective judgments includes our principles of consolidation, the recoverability of property, plant and equipment, the adequacy of insurance reserves, the recognition and measurement of impairment for investments, and the recognition and measurement of income tax assets and liabilities. These estimates are based on historical experience, observance of trends in particular areas, information and valuations available from outside sources and on various other assumptions that are believed to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions and conditions; such differences may be material.

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

Principles of Consolidation

The Company applies FIN 46(R), “Consolidation of Variable Interest Entities” and ARB 51 in its principles of consolidation. ARB 51 addresses the policy when the company owns a majority of the voting or similar rights and exercises effective control. FIN 46(R) addresses arrangements where the company does not hold a majority of the voting or similar interests or a variable interest entity (VIE). The company is required to consolidate a VIE if it is determined it is the primary beneficiary.

As promulgated by FIN 46(R), a VIE is not self-supportive by having one or both of the following conditions: a) it has an insufficient amount of equity for it to finance its activities without receiving additional subordinated financial support or b) its owners do not hold the typical risks and rights of equity owners. This determination is made upon the creation of a variable interest and can be re-assessed should certain changes in the operations of a VIE, or its relationship with the primary beneficiary trigger a reconsideration under the provisions of FIN 46(R). After a triggering event occurs the most recent facts and circumstances are utilized in determining whether or not a company is a variable interest entity, which other company(s) have a variable interest in the entity, and whether or not the company’s interest is such that it is the primary beneficiary.

The fiscal 2006 and fiscal 2005 consolidated financial statements include the accounts of AMERCO, its wholly-owned subsidiaries, and SAC Holding II. The 2004 statements of operations, comprehensive income, and cash flows include all of those entities plus SAC Holding Corporation and its subsidiaries.

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

In February, 2004, SAC Holding Corporation restructured the indebtedness of three subsidiaries and then distributed its interest in those subsidiaries to its sole shareholder. This triggered a requirement to reassess AMERCO’s involvement with those subsidiaries, which led to the conclusion that based on current contractual and ownership interests between AMERCO and this entity, AMERCO ceased to have a variable interest in those three subsidiaries at that date.

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

Accordingly, at the dates AMERCO ceased to have a variable interest and ceased to be the primary beneficiary of SAC Holding Corporation and its current or former subsidiaries, it deconsolidated those entities. The deconsolidation was accounted for as a distribution of SAC Holding Corporations interests to the sole shareholder of the SAC entities. Because of AMERCO’s continuing involvement with SAC Holding Corporation and its current and former subsidiaries, the distributions do not qualify as discontinued operations as defined by SFAS No. 144.

It is possible that SAC Holding Corporation could take actions that would require us to re-determine whether SAC Holding Corporation has become a VIE or whether we have become the primary beneficiary of SAC Holding Corporation. Should this occur, we could be required to consolidate some or all of SAC Holding Corporation with our financial statements.

Similarly, SAC Holding II could take actions that would require us to re-determine whether it is a VIE or whether we continue to be the primary beneficiary of our variable interest in SAC Holding II. Should we cease to be the primary beneficiary, we would be required to deconsolidate some or all of our variable interest in SAC Holding II from our financial statements.

Recoverability of Property, Plant and Equipment

Property, plant and equipment are stated at cost. Interest cost incurred during the initial construction of buildings and rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes using the straight-line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. Major overhauls to rental equipment are capitalized and are amortized over the estimated period benefited. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation expense when realized. Depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., no gains or losses. During the first quarter of fiscal 2005, the Company lowered its estimates for residual values on new rental trucks and rental trucks purchased off TRAC leases from 25% of the original cost to 20%. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed.

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

Fiscal 2006 marked the first time in ten years that the Company has acquired a significant number of new trucks via purchase rather than lease. Management performed an analysis of the expected economic value of new rental trucks and determined that additions to the fleet resulting from purchase should be depreciated on an accelerated method based upon a declining formula. The salvage value and useful life assumptions of the rental truck fleet remain unchanged.

The Company had previously used the straight-line method for new truck purchases. Under the new declining balances method (2.4 times declining balance) the book value of a rental truck is reduced 16% at the end of its first year, 70% by the end of its seventh year, and 80% at the end of year fifteen. Under the straight-line method the book value of a rental truck is reduced 5% at the end of its first year, 37% by the end of its seventh year, and 80% at the end of year fifteen.

For trucks purchased in fiscal 2006, the depreciation recorded under the declining balance method was approximately $4.0 million greater that what would have been recorded under the straight-line method.

We typically sell our used vehicles at one of our sales centers throughout North America, on our web site at trucksales.uhaul.com or by calling 1-866-404-0355. Although we attempt to sell our used vehicles for prices approximating book value, the extent to which we are able to realize a gain on the sale of used vehicles is dependent upon various factors including the general state of the used vehicle market, the age and condition of the vehicle at the time of its disposal and depreciation rates with respect to the vehicle.

Insurance Reserves

Liabilities for life insurance and certain annuity policies are established to meet the estimated future obligations of policies in force, and are based on mortality and withdrawal assumptions from recognized actuarial tables which contain margins for adverse deviation. Liabilities for deferred annuity contracts consist of contract account balances that accrue to the benefit of the policyholders, excluding surrender charges. Liabilities for health, disability and other policies represent estimates of payments to be made on insurance claims for reported losses and estimates of losses incurred, but not yet reported.

Insurance reserves for RepWest and U-Haul are based upon actuarial estimates of losses expected to be incurred. These estimates are based on past claims experience and current claim trends as well as social and economic conditions such as changes in legal theories and inflation. Due to the nature of underlying risks and the high degree of uncertainty associated with the determination of the liability for future policy benefits and claims, the amounts to be ultimately paid to settle liabilities cannot be precisely determined and may vary significantly from the estimated liability.

A consequence of the long tail nature of the assumed reinsurance and the excess workers compensation lines of insurance that were written by RepWest is that it takes a number of years for claims to be fully reported and finally settled. Also, the severity of the commercial transportation and the commercial multiple peril programs can fluctuate unexpectedly.

Investments

For investments accounted for under SFAS No. 115, in determining if and when a decline in market value below amortized cost is other than temporary, management makes certain assumptions or judgments in its assessment including but not limited to: ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information. Other-than-temporary impairment in value is recognized in the current period operating results.

Income Taxes

The Company records deferred tax assets and liabilities based upon the differences between the tax basis of assets and liabilities and the financial statement carrying amounts. Management reviews any deferred tax assets for realization and establishes a valuation allowance in relation to such assets should we believe they may not be ultimately realized. As part of this assessment, management makes certain assumptions regarding future taxable income, timing of the reversals of timing differences, and implementation of tax planning strategies. A change in any of these assumptions can alter our valuation allowance and cause an increase or decrease in our effective tax rate that could materially impact our financial results.

The Company’s tax returns are periodically reviewed by various taxing authorities. Despite our belief that all of our tax treatments are supportable, the final outcome of these audits may cause changes in our valuation allowance should we not prevail. These changes could materially impact our financial results. Our current tax rate is approximately 39.5%.

AMERCO files a consolidated tax return with all of its legal subsidiaries, except for CFLIC which still files on a stand alone basis. SAC Holding Corporation and its legal subsidiaries and SAC Holding II Corporation and its legal subsidiaries file consolidated tax returns, which are in no way associated with AMERCO’s consolidated returns.

Recent Accounting Pronouncements

On November 3, 2005, the Financial Accounting Standards Board (“FASB”) issued FSP SFAS 115-1 and SFAS 124-1: The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP nullifies certain requirements of EITF 03-1 and supersedes EITF Topic No. D-44 “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” This FSP addresses (1) the determination of when an investment is considered impaired, (2) whether such impairment is other than temporary, and (3) the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP SFAS 115-1 and SFAS 124-1 is effective for periods beginning after December 15, 2005, with earlier application permitted. We do not believe that the application of FSP SFAS 115-1 and SFAS 124-1 will have a material effect on our results of operations or financial position.

The AICPA issued Statement of Position SOP 05-1, on September 29, 2005, to provide guidance on accounting by insurance enterprises for internal policy replacements other than the replacement of traditional life contracts with universal-life contracts specifically addressed in FASB Statement of Financial Accounting Standards (SFAS) 97. The guidance applies to both short-duration and long-duration insurance contracts under SFAS 60 and to investment contracts defined in SFAS 97. SOP 05-1 is effective for internal replacement transactions occurring in fiscal years beginning after December 15, 2006, with earlier application encouraged. Retroactive application to previously issued financial statements is not permitted. Initial application should be as of the start of the entity's fiscal year. We do not believe that the application of SOP 05-1 will have a material effect on our results of operations or financial position.

Results of Operations

AMERCO and Consolidated Entities

Fiscal 2006 Compared with Fiscal 2005

Listed below on a consolidated basis are revenues for our major product lines for fiscal 2006 and fiscal 2005:

	Year Ended March 31,
	2006	2005
	(In thousands)
Self-moving equipment rentals	$1,503,569	$1,437,895
Self-storage revenues	122,119	114,155
Self-moving and self-storage product and service sales	223,721	206,098
Property management fees	21,195	11,839
Life insurance premiums	118,833	126,236
Property and casualty insurance premiums	26,001	24,987
Net investment and interest income	53,094	56,739
Other revenue	38,094	30,172
Consolidated revenue	$2,106,626	$2,008,121

During fiscal 2006, self-moving equipment rentals increased $65.7 million with increases in truck, trailer, and support rental items. The increases are due to improved equipment utilization, pricing, and product mix that included the introduction of approximately 15,500 new trucks in fiscal 2006. In most cases, these trucks replaced older trucks removed from the fleet.

Self-storage revenues increased $8.0 million for fiscal 2006, compared to fiscal 2005 as occupancy rates increased period over period.

Sales of self-moving and self-storage products and service sales increased $17.6 million for fiscal 2006, compared to fiscal 2005 generally following the growth in self-moving equipment rentals. Support sales items, hitches, and propane all had increases for the year.

RepWest continued to exit from non U-Haul related lines of business. However, premium revenues increased $1.0 million for fiscal 2006, compared to fiscal 2005 due to increases in retrospective premiums related to U-Haul business in fiscal 2006. Additionally, fiscal 2005 included the commutation of a non U-Haul related reinsurance contract reducing premium revenues.

Oxford’s premium revenues declined $7.4 million primarily as a result of decreased credit and Medicare supplement business, offset by growth in life insurance premiums.

Net investment and interest income decreased $3.6 million for fiscal 2006, compared to fiscal 2005 due primarily to declining invested asset balances at the insurance companies.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $2,106.6 million for fiscal 2006, compared with $2,008.1 million for fiscal 2005.

Listed below are revenues and earnings (loss) from operations at each of our four operating segments for fiscal 2006 and fiscal 2005, the insurance companies years ended are December 31, 2005 and 2004.

	Year Ended March 31,
	2006	2005
	(In thousands)
Moving and storage
Revenues	$1,900,468	$1,791,667
Earnings (loss) from operations	292,774	165,985
Property and casualty insurance
Revenues	37,358	41,417
Earnings (loss) from operations	1,144	(14,814)
Life insurance
Revenues	148,080	159,484
Earnings (loss) from operations	13,933	2,065
SAC Holding II
Revenues	46,239	43,172
Earnings (loss) from operations	13,643	10,466
Eliminations
Revenues	(25,519)	(27,619)
Earnings (loss) from operations	(16,113)	3,294
Consolidated Results
Revenues	2,106,626	2,008,121
Earnings (loss) from operations	305,381	166,996

Total costs and expenses decreased $39.9 million for fiscal 2006, compared to fiscal 2005. Total costs and expenses for both insurance companies decreased $43.3 million due primarily to reductions in benefits and losses. Fiscal 2005 included a $10.6 million charge for litigation at Oxford not present in fiscal 2006. Increases in operating costs associated with the improved business volume at Moving and Storage were offset by reductions in repair and maintenance expenses related to rotating the fleet. Trucks with higher maintenance costs are being replaced by new trucks with lower initial maintenance costs.

In our second quarter of fiscal 2006, hurricanes Katrina and Rita struck the Gulf Coast of the United States causing business interruption to a number of our operating facilities. We identified customers impacted by the hurricanes and our rapid response teams provided a variety of solutions to divert operations to alternate facilities and restore operations where possible. We have been able to redeploy assets and employees to service our customers in cases where the facilities remain inoperable or have not returned to full operating capacity. We lost approximately 150 trucks and 150 trailers during and after the devastation caused by these hurricanes. We maintain property and business interruption insurance coverage to mitigate the financial impact of these types of catastrophic events. Our insurance deductible is $500,000 and was recorded in our second quarter.

During fiscal 2006, the Company received insurance proceeds of $4.8 million, of this amount $4.5 million was applied to the losses incurred on trucks and trailers and $0.3 million was applied to the losses sustained at operating facilities. The net book value of the trucks and trailers lost during the 2005 hurricanes approximates $1.1 million. Additional insurance recoveries are expected as facilities are fully restored and claims are filed.

As a result of the aforementioned changes in revenues and expenses, earnings from operations improved to $305.4 million for fiscal 2006, compared with $167.0 million for fiscal 2005.

Interest expense for fiscal 2006 was $105.1 million, compared with $73.2 million in fiscal 2005. Fiscal 2006 results included a one-time, non-recurring charge of $35.6 million before taxes which includes fees for early extinguishment of debt of $21.2 million and the write-off of $14.4 million of debt issuance costs. The expense related to the increase in average borrowings was partially offset by a reduction in the average borrowing rate resulting from the refinancing activities in fiscal 2006. The refinancing costs had the effect of decreasing, on a nonrecurring basis, earnings for the year ended March 31, 2006 by $1.71 per share before taxes, in which the tax effect was approximately $0.63 per share.

During the third quarter of fiscal 2005, the Company settled our litigation against our former auditor and received a settlement (net of attorneys’ fees and costs) of $51.3 million before taxes. The settlement had the effect of increasing, on a nonrecurring basis, earnings for the year ended March 31, 2005 by $2.47 per share before taxes, in which the tax effect was approximately $0.91 per share.

Income tax expense was $79.1 million in fiscal 2006, compared with $55.7 million in fiscal 2005.

Dividends accrued on our Series A preferred stock were $13.0 million in both fiscal 2006 and 2005, respectively.

As a result of the above mentioned items, net earnings available to common shareholders were $108.2 million in fiscal 2006, compared with $76.5 million in fiscal 2005.

The weighted average common shares outstanding: basic and diluted were 20,857,108 in fiscal 2006 and 20,804,773 in fiscal 2005.

Basic and diluted earnings per share in fiscal 2006 were $5.19, compared with $3.68 in fiscal 2005.

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

During fiscal 2005, self-moving equipment rentals increased $56.7 million through steady transaction volume, modest price increases and improved product mix.

Self-storage revenues decreased $133.5 million for fiscal 2005, compared to fiscal 2004. Reported storage revenues were reduced by $109.2 million due to the deconsolidation of SAC Holding Corporation in fiscal 2004, and were reduced by $29.7 million as a result of the W.P. Carey Transactions (see footnote 9 for a more detailed discussion of the W.P. Carey Transactions). Storage revenues from remaining properties grew as a result of an increase in the number of rooms available for rent, higher occupancy rates and modest price increases.

Sales of self-moving and self-storage products and service sales decreased $26.9 million for fiscal 2005, compared to fiscal 2004. Sales for the Moving and Storage segment increased $8.7 million, while the deconsolidation of SAC Holding Corporation caused a decrease of $36.0 million. Support sales items, hitches, and propane all had increases for the year.

RepWest continued to exit from non U-Haul related lines of business as a result premium revenues decreased $67.0 million for fiscal 2005, compared to fiscal 2004.

Oxford’s premium revenues declined $18.8 million primarily as a result of the lingering effects of its rating downgrade by A.M. Best in 2003.

Net investment and interest income increased $18.5 million for fiscal 2005, compared to fiscal 2004 due primarily to the deconsolidation of SAC Holding Corporation.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $2,008.1 million for fiscal 2005, compared with $2,176.0 million for fiscal 2004.

Listed below are revenues and earnings (loss) from operations at each of our four operating segments for fiscal 2005 and fiscal 2004; for the insurance companies years ended are December 31, 2004 and 2003:

	Year Ended March 31,
	2005	2004
	(In thousands)
Moving and storage
Revenues	$1,791,667	$1,768,872
Earnings (loss) from operations	165,985	93,593
Property and casualty insurance
Revenues	41,417	114,941
Earnings (loss) from operations	(14,814)	(35,950)
Life insurance
Revenues	159,484	177,812
Earnings (loss) from operations	2,065	11,253
SAC Holdings
Revenues	43,172	218,955
Earnings (loss) from operations	10,466	64,693
Eliminations
Revenues	(27,619)	(104,586)
Earnings (loss) from operations	3,294	(6,674)
Consolidated Results
Revenues	2,008,121	2,175,994
Earnings (loss) from operations	166,996	126,915

Total costs and expenses decreased $208.0 million for fiscal 2005, compared to fiscal 2004 as a result of the productivity initiatives of U-Haul, the effect of the W.P. Carey Transaction and the deconsolidation of SAC Holding Corporation. The decrease in total costs and expenses was partially offset by payroll and benefit inflation, self-moving equipment impairment charges related to lease buy-outs, additional depreciation expense related to lower residual value assumptions, and litigation settlement costs of $10.6 million at Oxford, net of insurance recoveries. Benefits and losses fell as a result of lower premium revenues at RepWest and Oxford. Benefits and losses included approximately $8.5 million as a result of hurricane related losses at RepWest. The absence of restructuring costs in fiscal 2005 contributed to lower costs and expenses compared with fiscal 2004.

As a result of the aforementioned changes in revenues and expenses, earnings from operations improved to $167.0 million for fiscal 2005, compared with $126.9 million for fiscal 2004.

Interest expense for fiscal 2005 was $73.2 million, compared with $121.7 million in fiscal 2004. Lower interest expense in fiscal 2005 reflects the deconsolidation of SAC Holding Corporation, lower borrowings and a lower cost of borrowing.

During fiscal 2005, the Company settled its litigation against its former auditor and received a settlement (net of attorneys’ fees and costs) of $51.3 million before taxes. The settlement had the effect of increasing, on a nonrecurring basis, earnings for the year ended March 31, 2005 by $2.47 per share before taxes, in which the tax effect was approximately $0.91 per share.

Income tax expense was $55.7 million in fiscal 2005, compared with $8.1 million in fiscal 2004 and reflects our higher pretax earnings for fiscal 2005, net of an increase in tax in fiscal 2004 of $4.8 million resulting from our settlement with the IRS for tax audits related to 1996 and 1997.

Dividends accrued on our Series A preferred stock were $13.0 million in both fiscal 2005 and 2004.

As a result of the above mentioned items, net earnings (loss) available to common shareholders were $76.5 million in fiscal 2005, compared with ($15.8) million in fiscal 2004.

The weighted average common shares outstanding: basic and diluted were 20,804,773 in fiscal 2005 and 20,749,998 in fiscal 2004.

Basic and diluted earnings (loss) per share in fiscal 2005 were $3.68, compared with ($0.76) in fiscal 2004.

Moving and Storage

Fiscal 2006 Compared with Fiscal 2005

Listed below are revenues for the major product lines at our Moving and Storage operating segment for fiscal 2006 and fiscal 2005:
	Year Ended March 31,
	2006	2005
	(In thousands)
Self-moving equipment rentals	$1,503,569	$1,437,895
Self-storage revenues	103,250	96,202
Self-moving and self-storage product and service sales	207,119	191,078
Property management fees	23,988	14,434
Net investment and interest income	30,025	29,902
Other revenue	32,517	22,156
Moving and Storage revenue	$1,900,468	$1,791,667

During fiscal 2006, self-moving equipment rentals increased $65.7 million with increases in truck, trailer, and support rental items. The increases are due to improved equipment utilization, pricing, and product mix that included the introduction of approximately 15,500 new trucks in fiscal 2006. In most cases, these trucks replaced older trucks removed from the fleet.

Self-storage revenues increased $7.0 million for fiscal 2006, compared to fiscal 2005 generally in line with the increases in occupancy rates. Average occupancy based on room count has increased 5.5% in fiscal 2006, compared to fiscal 2005.

Sales of self-moving and self-storage products and service increased $16.0 million for fiscal 2006, compared to fiscal 2005. Retail sales generally increase in line with moving equipment rentals. In fiscal 2006 we have seen increases beyond this trend due to improved customer demand for towing accessories and propane. U-Haul is the largest single retail provider of propane and towing accessories in the United States through our Company owned and managed locations. The Company continues to improve its visibility as a provider of propane and towing accessories. Self-moving and storage related retail products continue to improve as we have increased our product offerings.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements for Moving and Storage represent Company-owned locations only. Self-storage data for our owned storage locations is as follows:

	Year Ended March 31,
	2006	2005
	(In thousands, except occupancy rate)
Room count as of March 31	123	127
Square footage as of March 31	9,592	10,003
Average number of rooms occupied	107	108
Average occupancy rate based on room count	87.9%	82.4%
Average square footage occupied	8,516	8,514

Total costs and expenses increased $2.7 million for fiscal 2006, compared to fiscal 2005. Commissions on self-moving equipment rentals and cost of sales increased in proportion to the related revenues. Operating expenses decreased $26.1 million for fiscal 2006, compared to fiscal 2005. Increases in operating costs associated with the improved business volume were more than offset by reductions in repair and maintenance expenses related to rotating the fleet. Trucks with higher maintenance costs are being replaced by new trucks with lower initial maintenance costs. Overall total cost and expense increases were less than revenue increases for fiscal 2006.

During fiscal 2006, the Company received insurance proceeds of $4.8 million, of this amount $4.5 million was applied to the losses incurred on trucks and trailers and $0.3 million was applied to the losses sustained at operating facilities. The net book value of the trucks and trailers lost during the 2005 hurricanes approximates $1.1 million. Additional insurance recoveries are expected as facilities are restored and claims are filed.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $292.8 million in fiscal 2006, compared with $166.0 million for fiscal 2005.

Fiscal 2005 Compared with Fiscal 2004

Listed below are revenues for our major product lines at our Moving and Storage operating segment for fiscal 2005 and fiscal 2004:
	Year Ended March 31,
	2005	2004
	(In thousands)
Self-moving equipment rentals	$1,437,895	$1,381,208
Self-storage revenues	96,202	121,204
Self-moving and self-storage product and service sales	191,078	182,388
Property management fees	14,434	12,974
Net investment and interest income	29,902	38,459
Other revenue	22,156	32,639
Moving and Storage revenue	$1,791,667	$1,768,872

During fiscal 2005, self-moving equipment rentals increased $56.7 million primarily due to increased transaction volume, modest price increases and improved product mix.

Self-storage revenues decreased $25.0 million for fiscal 2005, compared to fiscal 2004. The W.P Carey transaction accounted for a $29.7 million decrease (see footnote 9 for a more detailed discussion of the W.P. Carey Transaction), while storage revenues at remaining properties grew as a result of an increase in the number of rooms available for rent, higher occupancy rates and modest price increases.

Sales of self-moving and self-storage products and service sales increased $8.7 million for fiscal 2005, compared to fiscal 2004 generally following the growth in self-moving equipment rentals. Support sales items, hitches, and propane all had increases for the year.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidating financial statements for Moving and Storage represent Company-owned locations only. Self-storage data for our owned storage locations is as follows:
	Year Ended March 31,
	2005	2004
	(In thousands, except occupancy rate)
Room count as of March 31	127	175
Square footage as of March 31	10,003	14,206
Average number of rooms occupied	108	130
Average occupancy rate based on room count	82.4%	75.3%
Average square footage occupied	8,514	10,463

Total costs and expenses decreased $32.1 million for fiscal 2005, compared to fiscal 2004. Commissions on self-moving equipment rentals and cost of sales increased in proportion to the related revenues. Expense decreased in fiscal 2005, due primarily to the absence of restructuring expenses of $44.1 million.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $166.0 million in fiscal 2005, compared with $93.6 million for fiscal 2004.

U-Haul International, Inc.

Fiscal 2006 Compared with Fiscal 2005

Listed below are revenues for the major product lines at U-Haul International, Inc. for fiscal 2006 and fiscal 2005:
	Year Ended March 31,
	2006	2005
	(In thousands)
Self-moving equipment rentals	$1,503,569	$1,437,895
Self-storage revenues	101,437	94,431
Self-moving and self-storage product and service sales	207,119	191,078
Property management fees	23,988	14,434
Net investment and interest income	24,894	22,030
Other revenue	36,926	27,489
U-Haul International, Inc. revenue	$1,897,933	$1,787,357

During fiscal 2006, self-moving equipment rentals increased $65.7 million with increases in truck, trailer, and support rental items. The increases are due to improved equipment utilization, pricing, and product mix that included the introduction of approximately 15,500 new trucks in fiscal 2006. In most cases, these trucks replaced older trucks removed from the fleet.

Self-storage revenues increased $7.0 million for fiscal 2006, compared to fiscal 2005 generally in line with the increases in occupancy rates. Average occupancy based on room count has increased 5.5% in fiscal 2006, compared to fiscal 2005.

Sales of self-moving and self-storage products and service sales increased $16.0 million for fiscal 2006, compared to fiscal 2005. Retail sales generally increase in line with moving equipment rentals. In fiscal 2006 we have seen increases beyond this trend due to improved customer demand for towing accessories and propane. U-Haul is the largest single retail provider of propane and towing accessories in the United States through our Company owned and managed locations. The Company continues to improve its visibility as a provider of propane and towing accessories. Self-moving and storage related retail products continue to improve as we have increased our product offerings.

Total costs and expenses increased $9.3 million for fiscal 2006, compared to fiscal 2005. Commissions on self-moving equipment rentals and cost of sales increased in proportion to the related revenues. Operating expenses decreased $15.1 million for fiscal 2006, compared to fiscal 2005. Increases in operating costs associated with the improved business volume were more than offset by reductions in repair and maintenance expenses related to rotating the fleet. Trucks with higher maintenance costs are being replaced by new trucks with lower initial maintenance costs. Depreciation expense increased $17.8 million for fiscal 2006, compared to fiscal 2005 primarily due to buy-outs of leases, new truck purchases and certain residual value adjustments on the rental trucks. The buy-outs of the leases are the primary reason for the $8.6 million decrease in lease expense for fiscal 2006, compared to fiscal 2005. Overall total cost and expense increases were less than revenue increases for fiscal 2006.

During fiscal 2006, the Company received insurance proceeds of $4.8 million, of this amount $4.5 million was applied to the losses incurred on trucks and trailers and $0.3 million was applied to the losses sustained at operating facilities. The net book value of the trucks and trailers lost during the 2005 hurricanes approximates $1.1 million. Additional insurance recoveries are expected as facilities are fully restored as claims are filed.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $241.7 million in fiscal 2006, compared with $140.5 million for fiscal 2005.

Fiscal 2005 Compared with Fiscal 2004

Listed below are revenues for the major product lines at U-Haul International, Inc. for fiscal 2005 and fiscal 2004:
	Year Ended March 31,
	2005	2004
	(In thousands)
Self-moving equipment rentals	$1,437,895	$1,380,991
Self-storage revenues	94,431	118,335
Self-moving and self-storage product and service sales	191,078	182,327
Property management fees	14,434	12,974
Net investment and interest income	22,030	21,504
Other revenue	27,489	35,580
U-Haul International, Inc. revenue	$1,787,357	$1,751,711

During fiscal 2005, self-moving equipment rentals increased $56.9 million with increases in truck, trailer, and support rental items. The increases are due to improved equipment utilization, pricing, and product mix.

Self-storage revenues decreased $23.9 million for fiscal 2005, compared to fiscal 2004 due to the W.P Carey transaction (see footnote 9 for a more detailed discussion of the W.P. Carey Transaction), while storage revenues at remaining properties grew as a result of an increase in the number of rooms available for rent, higher occupancy rates and modest price increases.

Sales of self-moving and self-storage products and service sales increased $8.8 million for fiscal 2005, compared to fiscal 2004 generally following the growth in self-moving equipment rentals. Support sales items, hitches, and propane all had increases for the year.

Total costs and expenses increased $35.7 million for fiscal 2005, compared to fiscal 2004. Commissions on self-moving equipment rentals and cost of sales increased in proportion to the related revenues. Operating expenses increased $38.0 million for fiscal 2005, compared to fiscal 2004, due primarily to increased repair and maintenance costs and personnel and benefit expense.

As a result of the above mentioned changes in revenues and expenses, earnings from operations remained constant at $140.5 million for fiscal 2005 and 2004, respectively.

Republic Western Insurance Company

2005 Compared with 2004

Premium revenues were $26.0 million and $25.0 million for the years ended December 31, 2005 and 2004, respectively. U-Haul related premiums were $20.2 million and $18.9 million for the years ended December 31, 2005 and 2004, respectively. Other non U-Haul lines of business were $5.8 million and $6.1 million for the years ended December 31, 2005 and 2004, respectively.

Net investment income was $11.4 million and $16.4 million for 2005 and 2004, respectively. The reduction was due to a decrease in RepWest’s invested asset base and gains on capital assets sold in 2004.

Benefits and losses incurred were $22.6 million and $39.7 million for 2005 and 2004, respectively. The decrease resulted from reduced exposure to non U-Haul policies combined with the absence of approximately $8.5 million of incurred losses in 2004 due to hurricane claims.

Amortization of deferred acquisition costs were $2.9 million and $4.7 million for 2005 and 2004, respectively. The decreases are due to a reduction of in-force business related to the exit of non U-Haul lines of business.

Operating expenses were $10.8 million and $11.8 million for 2005 and 2004, respectively. The decrease was due to a reduction of general administrative expenses resulting from the exit of the non U-Haul lines of business.

Earnings (loss) from operations were $1.1 million and ($14.8) million for 2005 and 2004, respectively.

2004 Compared with 2003

Premium revenues were $25.0 million and $93.2 million for the years ended December 31, 2004 and 2003, respectively. The overall decrease is due to RepWest exiting non U-Haul lines of business. U-Haul related premiums were $18.9 million and $23.6 million for 2004 and 2003, respectively. The decrease was a result of RepWest being under DOI supervision and the “C” rating by A.M. Best. Premium revenues on non U-Haul lines of business were $6.1 million and $69.6 million for 2004 and 2003, respectively.

Net investment income was $16.4 million and $21.7 million for 2004 and 2003, respectively. The reduction was due to a decrease in the RepWest’s invested asset base.

Benefits and losses incurred were $39.7 million and $109.4 million for 2004 and 2003, respectively. The decreases resulted from reduced exposure resulting from RepWest’s decision to exit its non U-Haul lines of business, which was offset by the losses from the Florida hurricanes and additional reserves added to the long-tailed programs.

Amortization of deferred acquisition costs was $4.7 million and $14.1 million for 2004 and 2003, respectively. The decrease is due to decreased premium writings.

Operating expenses were $11.8 million and $27.4 million for 2004 and 2003, respectively. The decrease was due to decreased commissions, as well as, a reduction of general administrative expenses due to the exit of the non U-Haul lines of business.

Losses from operations were $14.8 million and $36.0 million for 2004 and 2003, respectively. The loss in 2004 was the result of approximately $8.5 million in incurred losses and related expenses resulting from the hurricanes that hit the Southeastern United States in the summer and fall of 2004, as well as additional reserves recorded for RepWest’s cancelled lines of business.

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
	Unpaid Loss and Loss Adjustment Expenses

	December 31,
	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
	(In thousands)
Unpaid Loss and Loss Adjustment Expenses	$341,981	$332,674	$384,816	$344,748	$334,858	$382,651	$448,987	$399,447	$416,259	$380,875	$346,928
Paid (Cumulative) as of:
One year later	89,041	89,336	103,752	82,936	117,025	130,471	130,070	100,851	73,384	44,679	-
Two years later	150,001	161,613	174,867	164,318	186,193	203,605	209,525	164,255	114,426	-	-
Three years later	195,855	208,168	216,966	218,819	232,883	255,996	266,483	201,346	-	-	-
Four years later	226,815	232,726	246,819	255,134	264,517	299,681	295,268	-	-	-	-
Five years later	243,855	250,312	269,425	274,819	295,997	320,629	-	-	-	-	-
Six years later	254,204	263,645	282,598	297,354	314,281	-	-	-	-	-	-
Seven years later	264,120	274,249	300,814	311,963	-	-	-	-	-	-	-
Eight years later	273,205	289,614	314,322	-	-	-	-	-	-	-	-
Nine years later	286,708	298,449	-	-	-	-	-	-	-	-	-
Ten years later	294,806	-	-	-	-	-	-	-	-	-	-

Reserved Re-estimated as of:
One year later	353,508	354,776	357,733	339,602	383,264	433,222	454,510	471,029	447,524	388,859
Two years later	369,852	342,164	361,306	371,431	432,714	454,926	523,624	480,713	456,171	-
Three years later	328,445	346,578	369,598	429,598	437,712	517,361	500,566	521,319	-	-
Four years later	331,897	349,810	398,899	413,476	480,200	543,554	571,045	-	-	-
Five years later	339,665	376,142	398,184	443,696	524,548	558,765	-	-	-	-
Six years later	347,664	369,320	428,031	477,975	520,675	-	-	-	-	-
Seven years later	344,451	396,197	450,728	485,228	-	-	-	-	-	-
Eight years later	360,149	423,928	461,082	-	-	-	-	-	-	-
Nine years later	378,778	418,177	-	-	-	-	-	-	-	-
Ten years later	364,992	-	-	-	-	-	-	-	-	-
Cumulative Redundancy (Deficiency)	$(23,011)	$(85,503)	$(76,266)	$(140,480)	$(185,817)	$(176,114)	$(122,058)	$(121,872)	$(39,912)	$(7,984)
Retro Premium Recoverable	623	1,582	3,037	(1,879)	6,797	5,613	21,756	7,036	374	2,233
Re-estimated Reserve: Amount (Cumulative)	$(22,388)	$(83,921)	(73,229)	$(142,359)	$(179,020)	$(170,501)	$(100,302)	$(114,836)	$(39,538)	$(5,751)

Activity in the liability for unpaid losses and loss adjustment expenses for RepWest is summarized as follows:
	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Balance at January 1	$380,875	$416,259	$399,447
Less: reinsurance recoverable	189,472	177,635	146,622
Net balance at January 1	191,403	238,624	252,825
Incurred related to:
Current year	6,429	17,960	56,454
Prior years	16,161	21,773	53,127
Total incurred	22,590	39,733	109,581
Paid related to:
Current year	3,774	13,570	22,931
Prior years	44,679	73,384	100,851
Total paid	48,453	86,954	123,782
Net balance at December 31	165,540	191,403	238,624
Plus: reinsurance recoverable	181,388	189,472	177,635
Balance at December 31	$346,928	$380,875	$416,259

The liability for incurred losses and loss adjustment expenses (net of reinsurance recoverable of $181.4 million) decreased by $25.9 million in 2005. The decrease is a result of eliminating unprofitable programs.

Oxford Life Insurance Company

2005 Compared with 2004

Premium revenues were $120.4 million and $127.7 million for the years ended December 31, 2005 and 2004, respectively. Medicare supplement premiums decreased by $5.7 million due to lapses on closed lines being greater than new business written on active lines. Credit insurance premiums decreased $3.8 million. Oxford is no longer writing credit insurance. Oxford expects the majority of the existing credit policies to earn out over the next three years. Life premiums increased $1.6 million primarily due to increased sales from the final expense product. Annuitizations increased $0.4 million, while other health premiums increased slightly. Other income decreased $2.5 million in the current year, compared to the prior year primarily due to decreased surrender charge income.

Net investment income was $22.0 million and $23.5 million for 2005 and 2004, respectively. The decrease was primarily due to realized losses on the sale of investments in the current year. Investment yields were consistent between the two years.

Benefits and losses incurred were $85.7 million and $91.5 million for 2005 and 2004, respectively. This decrease was primarily a result of a $5.4 million decrease in Medicare supplement benefits due to reduced exposure and a slightly improved loss ratio. All other lines combined for a $0.4 million decrease.

Amortization of deferred acquisition costs (DAC) and the value of business acquired (VOBA) was $21.4 million and $23.8 million for 2005 and 2004, respectively. These costs are amortized for life and health policies as the premium is earned over the term of the policy; and for deferred annuities in relation to interest spreads. Annuity amortization decreased $1.9 million from 2004 primarily due to reduced surrender activity. Other segments combined for a $0.5 million decrease primarily due to a decline in new business volume.

Operating expenses were $27.0 million and $42.2 million for 2005 and 2004, respectively. The decrease is primarily due to a $10.6 million accrual in the prior year for the Kocher settlement as well as reduced legal and overhead expenses in the current year. Included in operating expenses for the current year is $0.7 million of expense related to the write-off of goodwill associated with a subsidiary engaged in selling credit insurance. Non-deferrable commissions decreased $2.3 million due to decreased sales of Medicare supplement and credit products.

Earnings from operations were $13.9 million and $2.1 million for 2005 and 2004, respectively. The increase is due primarily to the prior year accrual of $10.6 million related to the Kocher settlement as well as improved loss ratios in the Medicare supplement and other health lines of business.

2004 Compared with 2003

Premiums revenues were $127.7 million, $147.8 million for the years ended December 31, 2004 and 2003, respectively. Medicare supplement premiums decreased by $8.2 million from 2003 due to lapses on closed lines being greater than new business written on active lines. Credit insurance premiums decreased $6.9 million from 2003 due to fewer accounts resulting from the rating downgrade by A.M. Best. Life, other health, and annuity premiums decreased $5.0 million from 2003 primarily from reduced life insurance sales and fewer annuitizations.

Net investment income was $23.5 million and $19.0 million for 2004 and 2003, respectively.

Benefits and losses incurred were $91.5 million and $103.5 million for 2004 and 2003, respectively. Medicare supplement benefits decreased $5.8 million from 2003 due primarily to reduced exposure. Credit insurance benefits decreased $2.8 million from 2003 due to reduced exposure and improved disability experience. Life insurance benefits decreased $3.6 million from 2003 as new business declined and existing exposure decreased. All other lines had increases of $0.2 million from 2003.

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

SAC Holding II

Fiscal 2006 Compared with Fiscal 2005

Listed below are revenues for the major product lines at SAC Holding II for fiscal 2006 and fiscal 2005:

	Year Ended March 31,
	2006	2005
	(In thousands)
Self-moving equipment rentals	$9,498	$9,008
Self-storage revenues	18,869	17,953
Self-moving and self-storage product and service sales	16,602	15,020
Other revenue	1,270	1,191
Segment revenue	$46,239	$43,172

Total revenues were $46.2 million in fiscal 2006, compared with $43.2 million in fiscal 2005. The increase was driven by self-moving and self-storage product and service sales. This increase grew in conjunction with increases in self-storage revenues due to improved occupancy and pricing.

Total costs and expenses were $32.6 million in fiscal 2006, compared with $32.7 million in fiscal 2005.

Earnings from operations were $13.6 million in fiscal 2006, compared with $10.5 million in fiscal 2005.

Fiscal 2005 Compared with Fiscal 2004

Listed below are revenues for the major product lines at SAC Holding II for fiscal 2005 and SAC Holdings for fiscal 2004:
	Year Ended March 31,
	2005	2004
	(In thousands)
Self-moving equipment rentals	$9,008	$29,155
Self-storage revenues	17,953	126,436
Self-moving and self-storage product and service sales	15,020	50,577
Other revenue	1,191	12,787
Segment revenue	$43,172	$218,955

During March 2004, SAC Holding Corporation ceased to be a VIE and AMERCO ceased being the primary beneficiary of SAC Holding Corporation. As a result of this, AMERCO deconsolidated its interests in SAC Holding Corporation at that time. AMERCO remains the primary beneficiary of its contractual variable interests in SAC Holding II Corporation for fiscal 2005 and 2004.

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

  Liquidity and Capital Resources

We believe that our current capital structure will allow us to achieve our operational plans and goals, and provide us with sufficient liquidity for the next three to five years. The majority of the debt obligations currently in place mature in fiscal 2010 or 2015. This allows us to focus on our operations and business to further improve liquidity in the long term. We believe that these improvements will enhance our access to capital markets. However, there is no assurance that future cash flows will be sufficient to meet our outstanding obligations or our future capital needs.

Our financial condition remains strong. At March 31, 2006, cash and short-term investments totaled $155.5 million, compared with $56.0 million at March 31, 2005. Total short-term and long-term debt, were $965.6 million at March 31, 2006, compared with $780.0 million at March 31, 2005, and represented 1.4 times stockholders’ equity for both periods.

A summary of our cash flows for fiscal 2006, 2005 and 2004 is shown in the table below:
	Year Ended March 31,
	2006	2005	2004
	(In thousands)
Cash flow from operating activities	$270,508	$220,697	$(62,818)
Cash flow from investing activities	(258,836)	36,176	60,187
Cash flow from financing activities	88,018	(282,497)	17,369
Effects of exchange rate on cash	(186)	22	(15)
Net cash flow	99,504	(25,602)	14,723
Cash at the beginning of the period	55,955	81,557	66,834
Cash at the end of the period	$155,459	$55,955	$81,557

Cash provided by operating activities increased in fiscal 2006, compared with fiscal 2005 due primarily to improved operating performance. The Moving and Storage segment experienced increased operating cash flows as collected revenues outpaced increased total costs and expenses. Operating cash flows from the insurance companies declined from fiscal 2005 as business volume declined.

Net cash used in investing activities increased in fiscal 2006, compared with fiscal 2005 due primarily to higher capital expenditures in the Moving and Storage segment. Capital expenditures increased in fiscal 2006 due to planned manufacturing of rental vehicles to replace our older rental fleet; additionally, the Company continued to buyout trucks and trailers at the expiration of their TRAC lease.

Cash provided by financing activities increased in fiscal 2006, compared with cash used in financing activities in fiscal 2005 due to higher debt borrowings used to fund increased capital requirements and the absence of capital lease payments also contributed to the overall increase of cash provided by financing activities.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Self-Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily reflected new rental equipment acquisitions and the buyouts of existing fleet from TRAC leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment, and externally from lease financing. In the future we anticipate that our internally generated funds will be used to service the existing debt and support operations. U-Haul estimates that during the next three fiscal years, at least $340.0 million each year will be reinvested in the truck and trailer rental fleet. This investment will be funded through external lease financing, debt financing and internally from operations and sales of used equipment. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Because the Company has utilized all of its net operating loss carry forwards, there will be more of a focus on financing the fleet through asset-backed debt. Net capital expenditures were $322.2 million and $40.7 million for fiscal 2006 and 2005, respectively.

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

Property and Casualty Insurance

As of December 31, 2005, RepWest had no notes and loans due in less than one year and its accounts payable, accrued expenses and other policyholders’ funds and liabilities were approximately $5.2 million. RepWest’s financial assets (cash, receivables, short-term investments, other investments, fixed maturities and related party assets) at December 31, 2005, were $456.0 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, RepWest’s assets are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Stockholder’s equity was $137.4 million, $154.8 million, and $169.0 million at December 31, 2005, 2004, and 2003 respectively. RepWest paid $27.0 million in dividends to its parent during 2005; payment was effected by a reduction in intercompany accounts. The decrease was offset by increases from earnings and gains from the sale of real estate to affiliated entities recorded directly to additional paid in capital. RepWest does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Other than amounts payable to AMERCO, Oxford had no other notes and loans payable in less than one year. Its accounts payable, accrued expenses were approximately $3.2 million. Oxford’s financial assets (cash, receivables, short-term investments, other investments and fixed maturities) at December 31, 2005 were approximately $702.0 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Oxford’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Oxford’s stockholder’s equity was $127.3 million, $115.0 million, and $121.0 million at December 31, 2005, 2004 and 2003, respectively. The increase resulted from earnings of $8.9 million, $9.8 million of related party gains from the sale of real estate recorded directly to additional paid-in capital, offset by a $6.4 million decrease in other comprehensive income. Oxford does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions other than through its investment portfolio.

SAC Holding II

SAC Holding II operations are funded by various mortgage loans and unsecured notes. SAC Holding II does not utilize revolving lines of credit to finance its operations or acquisitions. Certain of SAC Holding II loan agreements contain restrictive covenants and restrictions on incurring additional subsidiary indebtedness.

Cash Provided from Operating Activities by Operating Segments

Moving and Self-Storage

Cash provided by operating activities was $276.1 million, $226.5 million and $60.7 million in fiscal 2006, 2005 and 2004, respectively. Cash provided by operating activities increased in fiscal 2006, compared with fiscal 2005 due primarily to improved operating performance.

Property and Casualty Insurance

Cash used by operating activities was $28.9 million, $31.6 million, and $86.1 million for the years ending December 31, 2005, 2004, and 2003, respectively. The decrease in cash used by operating activities was the result of RepWest’s exiting its non U-Haul lines of business and the associated reduction of reserves in the lines exited.

RepWest’s cash and cash equivalents and short-term investment portfolio were $106.2 million, $90.3 million, and $62.1 million at December 31, 2005, 2004, and 2003, respectively. This balance reflects funds in transition from maturity proceeds to long term investments. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs. Capital and operating budgets allow RepWest to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Cash provided (used) by operating activities from Oxford were ($0.7) million, $24.8 million and $20.9 million for the years ending December 31, 2005, 2004 and 2003, respectively. 2005 includes the $10.6 million settlement payment related to the Kocher lawsuit.

In addition to cash flows from operating activities, a substantial amount of liquid funds are available through Oxford’s short-term portfolio. At December 31, 2005, 2004 and 2003, short-term investments amounted to $33.0 million, $113.8 million and $124.7 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

SAC Holding II

Cash provided (used) by operating activities at SAC Holding II was $2.8 million and $1.1 million for fiscal 2006 and fiscal 2005, respectively. Cash of $8.2 million was used by operating activities in fiscal 2004 for SAC Holdings. The primary use of cash in fiscal 2004 was the deconsolidation of SAC Holding Corporation.

Liquidity and Capital Resources - Summary

We believe we have the financial resources needed to meet our business requirements including capital expenditures for the investment in and expansion of our rental fleet, rental equipment and storage space, working capital requirements and our preferred stock dividend program.

For a more detailed discussion of our long-term debt and borrowing capacity, please see footnote 9 “Borrowings” to the “Notes to the Consolidated Financial Statements.”

Disclosures about Contractual Obligations and Commercial Commitments

The following table provides contractual commitments and contingencies as of March 31, 2006:
		Payment due by Period (as of March 31, 2006)
Contractual Obligations	Total	Prior to 03/31/07	04/01/07 03/31/09	04/01/09 03/31/11	April 1, 2011 and Thereafter
	(In thousands)
Notes and loans payable - Principal	$875,634	$30,239	$81,527	$303,724	$460,144
Notes and loans payable - Interest	322,697	51,030	93,724	73,465	104,478
Revolving credit agreement - Principal	90,000	-	-	90,000	-
Revolving credit agreement - Interest	23,448	5,309	10,618	7,521	-
AMERCO's operating leases	429,164	124,943	167,153	102,575	34,493
SAC Holding II Corporation notes and loans*	151,320	1,313	3,078	3,728	143,201
Elimination of SAC Holding II obligations to AMERCO	(75,088)	-	-	-	(75,088)
Total contractual obligations	$1,817,175	$212,834	$356,100	$581,013	$667,228

As presented above, contractual obligations on debt and guarantees represent principal payments while contractual obligations for operating leases represent the notional payments under the lease arrangements.

*  These notes and loans represent obligations of SAC Holding II issued to third party lenders and AMERCO through its subsidiaries.

  Off Balance Sheet Arrangements

The Company uses off-balance sheet arrangements where the economics and sound business principles warrant their use.

AMERCO utilizes operating leases for certain equipment and facilities with terms expiring substantially through 2034, with the exception of one land lease expiring in 2079. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, AMERCO has guaranteed approximately $193.1 million of residual values at March 31, 2006 for these assets at the end of their respective lease terms. AMERCO has been leasing rental equipment since 1987. Thus far, we have experienced no residual value shortfalls.

AMERCO has used off-balance sheet arrangements in connection with the expansion of our self-storage business. The Company currently manages the self-storage properties of SAC Holdings (see Note 19 of our Consolidated Financial Statements).

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini Storage Realty (“Private Mini”) pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of expenses, of $22.5 million, and $14.4 million from the above mentioned entities during fiscal 2006 and 2005, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

At March 31, 2006, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other 13,950 independent dealers. During fiscal 2006 and fiscal 2005, the Company paid the above mentioned entities $36.8 million and $33.1 million, respectively in commissions pursuant to such dealership contracts.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $2.7 million in both fiscal 2006 and 2005. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

During fiscal 2006 subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater, wholly-owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. The Company does not have an equity ownership interest in SAC Holdings, except for minority investments made by RepWest and Oxford in a SAC Holdings-controlled limited partnership which holds Canadian self-storage properties. The Company recorded interest income of $19.4 million and $22.0 million, and received cash interest payments of $11.2 million and $11.7 million, from SAC Holdings during fiscal 2006 and fiscal 2005. The largest aggregate amount of notes receivable outstanding during fiscal 2006 and the aggregate notes receivable balance at March 31, 2006 was $203.7 million, of which $75.1 million is with SAC Holding II and have been eliminated in the consolidating financial statements.

These agreements with Blackwater entities, excluding dealer agreements, provided revenue of $38.7 million, expenses of $2.7 million and cash flows of $27.5 million during fiscal 2006. Revenues and commission expenses related to the Dealer Agreements were $171.5 million and $36.7 million, respectively.

Fiscal 2007 Outlook

We have many developments which we believe should positively affect performance in fiscal 2007. We believe the momentum in our Moving and Storage Operations will continue. The revenue gains during fiscal 2006 were primarily due to improved pricing, product mix, occupancy, and utilization.

In fiscal 2007 we are working towards increasing transaction volume, product mix and utilization for self-moving equipment rentals. Investing in our truck fleet is a key initiative to reach this goal. Over the past year we have placed over 14,300 of our large and mid-size rental trucks in service, along with approximately 3,000 new trailers and approximately 1,200 pickup trucks and cargo vans. We continue to manufacture our large and mid-size rental trucks and expect to produce approximately 15,000 additional vehicles and 4,200 additional trailers during the next year. This investment is expected to increase the number of rentable equipment days available to meet our customer demands and to reduce future spending on repair costs and equipment downtime. In fiscal 2007 we are working towards increasing our storage occupancy at existing sites, adding new affiliates and building new locations. We believe that additional occupancy gains in our current portfolio of locations can be realized in fiscal 2007. We continue to add new storage affiliates through our eMove Storage Affiliate program and plan for growth in this program in fiscal 2007. Additionally, we are developing new facilities that will increase our overall capacity in future years.

At RepWest, our plans to exit non U-Haul related lines of business are progressing well. Additionally, RepWest will continue to provide loss adjusting and claims handling for U-Haul and underwrite components of the Safemove, Safetow and Safestor protection packages to U-Haul customers.

At Oxford, the recent ratings upgrade by A.M. Best in October 2005 to B+ should support the expansion of its distribution capabilities.

Quarterly Results (unaudited)

The quarterly results shown below are derived from unaudited financial statements for the eight quarters beginning April 1, 2004 and ending March 31, 2006. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, such results. Moving and Storage operations are seasonal and proportionally more of the Company’s revenues and net earnings from its Moving and Storage operations are generated in the first and second quarters of each fiscal year (April through September). The operating results for the periods presented are not necessarily indicative of results for any future period.

	Quarter Ended
	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005 (a)
	(In thousands, except for share and per share data)
Total revenues	$445,982	$495,670	$605,516	$559,458
Earnings from operations	19,164	45,419	128,238	112,560
Net earnings	1,800	15,170	69,122	35,062
Earnings (loss) available to common shareholders	(1,440)	11,929	65,881	31,821
Weighted average common shares outstanding: basic and diluted	20,887,258	20,865,684	20,848,620	20,836,458
Earnings (loss) per common share Basic and diluted	$(0.07)	$0.57	$3.16	$1.53

	Quarter Ended
	March 31, 2005	December 31, 2004 (b)	September 30, 2004	June 30, 2004
	(In thousands, except for share and per share data)
Total revenues (c )	$414,259	$461,497	$579,420	$552,945
Earnings (loss) from operations	(28,676)	291	104,193	91,188
Net earnings (loss)	(29,600)	21,546	53,059	44,419
Earnings (loss) available to common shareholders	(32,840)	18,305	49,818	41,178
Weighted average common shares outstanding: basic and diluted	20,824,296	20,813,805	20,801,525	20,788,074
Earnings (loss) per common share Basic and diluted	$(1.57)	$0.88	$2.39	$1.98

(a) The first quarter fiscal 2006 results included nonrecurring fee of $21.2 million on early extinguishment of debt and a write off of $14.4 million of debt issuance costs.

(b) The third quarter fiscal 2005 results included nonrecurring litigation proceeds of $51.3 million.

(c) Quarterly amounts include certain reclassifications to conform to current period presentation.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and currency exchange rates. To mitigate these risks, we may utilize derivative financial instruments, among other strategies. We do not use derivative financial instruments for speculative purposes. We do not believe that inflation has or will have a direct impact on our operations.

  Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations. We have used interest rate swap and cap agreements to reduce our exposure to changes in interest rates.

Notional Amount	Effective Date	Expiration Date	Fixed Rate	Floating Rate

$100,000,000 (a)	6/8/2005	6/8/2008	3.97%	3 Month LIBOR
100,000,000 (a)	6/8/2005	6/8/2010	4.09%	3 Month LIBOR
142,264,071 (a)	5/10/2006	4/10/2012	5.06%	1 Month LIBOR
200,000,000 (b)	5/17/2004	5/17/2006	3.00%	3 Month LIBOR
50,000,000 (b)	5/17/2004	5/17/2007	3.00%	3 Month LIBOR

(a) interest rate swap agreement
(b) interest rate cap agreement

As of March 31, 2006, the Company had approximately $434.3 million of variable rate debt obligations. If LIBOR were to increase or decrease 100 basis points, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $4.3 million annually (before consideration of the effect of the above derivative contracts).

Additionally, our insurance subsidiaries’ fixed income investment portfolio’s expose the Company to interest rate risk. This interest rate risk is the price sensitivity of a fixed income security to change in interest rates. As part of our insurance companies’ asset and liability management, actuaries estimate the cash flow patterns of our existing liabilities to determine their duration. These outcomes are compared to the characteristics of the assets that are currently supporting these liabilities assisting management in determining an asset allocation strategy for future investments that management believes will mitigate the overall effect of interest rates.

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 2.5%, 2.6% and 3.0% of our revenue in fiscal 2006, 2005 and 2004, respectively was generated in Canada. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material. We typically do not hedge any foreign currency risk since the exposure is not considered material.

Item 8. Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting and Consolidated Financial Statements of AMERCO and its consolidated subsidiaries including the notes to such statements and the related schedules are set forth on pages F-3 through F-63 and are thereby incorporated herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Attached as exhibits to this Form 10-K are certifications of the registrants’ Chief Executive Officer (CEO), Chief Accounting Officer (CAO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This "Controls and Procedures" section includes information concerning the controls and controls evaluation referred to in the certifications. Following this discussion is the report of BDO Seidman LLP, our independent registered public accounting firm, regarding its audit of AMERCO’s internal control over financial reporting and of management's assessment of internal control over financial reporting set forth below in this section. This section should be read in conjunction with the certifications and the BDO Seidman, LLP report for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the CEO, CAO, and CFO, conducted an evaluation of the effectiveness of the design and operation of the Company’s "disclosure controls and procedures" (as such term is defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (Disclosure Controls) as of the end of the period covered by this Form 10-K. Our Disclosure Controls are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO, CAO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon the controls evaluation, our CEO, CAO and CFO have concluded that as of the end of the period covered by this Form 10-K, our Disclosure Controls were effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of March 31, 2006, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by our Internal Audit organization and our Finance organization.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, BDO Seidman, LLP, has audited management's assessment of the Company's internal control over financial reporting and has issued their report, which is included below.

Inherent Limitations on Effectiveness of Controls

The Company's management, including the CEO, CAO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

New Financings

On June 7, 2006, U-Haul International, Inc. and certain subsidiaries entered into a $150.0 million term loan facility with BTMU Capital Corporation that is expected to be drawn down over the next several months to fund the acquisition of new rental trucks. The credit facility is secured by a portion of the Company’s new truck rental fleet. The above discussion of select terms of the agreements and is qualified in its entirety by reference to our agreements with BTMU Capital Corporation filed as Exhibits 10.85, 10.86 and 10.87 hereto.

    On June 7, 2006, U-Haul International, Inc. and certain subsidiaries entered into a $50.0 million term loan facility with Bayerische Hypo-und Vereinsbank that is expected to be drawn down over the next several months to fund the acquisition of new rental trucks. The credit facility is secured by a portion of the Company’s new truck rental fleet. The above discussion of select terms of the agreements and is qualified in its entirety by reference to our agreements with Bayerische Hypo-und Vereinsbank filed as Exhibits 10.91 and 10.92 hereto.

    The existing Merrill Lynch Rental Truck Amortizing Loan and Revolving Credit Agreement were amended to clarify their security interests in only those trucks serving as collateral for those loans. The above discussion is merely a description of select terms of the amendments and is qualified in its entirety by reference to such amendments with Merrill Lynch Commercial Finance Corporation filed as Exhibits 10.88 and 10.89 hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
AMERCO
Reno, Nevada

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting that AMERCO and consolidated entities (the "Company") maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity, other comprehensive income / (loss), and cash flows for each of the three years in the period ended March 31, 2006, and our report dated June 10, 2006 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Los Angeles, California

June 10, 2006

 PART III

Item 10. Directors and Executive Officers of the Registrants

The information regarding Directors and Executive Officers and Section 16(a) Compliance appearing in our 2006 Proxy Statement is incorporated herein by reference to AMERCO’s definitive proxy statement, which will be filed with the commission within 120 days after the close of the fiscal year.

The Company has adopted a code of ethics that applies to all directors, officers and employees of the Company, including the Company’s principal executive officer, principal financial officer and principal accounting officer. A copy of our Code of Ethics has been filed as an exhibit hereto, and is posted on the AMERCO Investor Relations home page at www.amerco.com. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of this code of ethics by posting such information on the Company’s website, at the web address and location specified above.

Item 11. Executive Compensation

The information regarding Executive Compensation appearing in our 2006 Proxy Statement is incorporated herein by reference to AMERCO’s definitive proxy statement, which will be filed with the commission within 120 days after the close of the fiscal year; provided, however, that the “Board Report on Executive Compensation” and the “Performance Graph” contained in the 2006 Proxy Statement are not incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information appearing in our 2006 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference to AMERCO’s definitive proxy statement, which will be filed with the commission within 120 days after the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions

The information appearing in our 2006 Proxy Statement under the heading “Certain Relationships and Related Transactions” is incorporated herein by reference to AMERCO’s definitive proxy statement, which will be filed with the commission within 120 days after the close of the fiscal year.

Item 14. Principal Accountant Fees and Services

The information appearing in our 2006 Proxy Statement under the heading “Relationship with Independent Auditors” is incorporated by herein by reference to AMERCO’s definitive proxy statement, which will be filed with the commission within 120 days after the close of the fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

Page No.
1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm	F-1
	Independent Auditors' Report	F-2
	Consolidated Balance Sheets - March 31, 2006 and 2005	F-3
	Consolidated Statements of Operations - Years Ended March 31, 2006, 2005, and 2004	F-4
	Consolidated Statements of Changes in Stockholders' Equity - Years Ended March 31, 2006, 2005, and 2004	F-5
	Consolidated Statements of Other Comprehensive Income (Loss) - Years Ended March 31, 2006, 2005 and 2004	F-6
	Consolidated Statement of Cash Flows - Years Ended March 31, 2006, 2005 and 2004	F-7
	Notes to Consolidated Financial Statements	F-8 - F-55
2.	Additional Information:
	Summary of Earnings of Independent Rental Fleets	F-56 - F-57
3.	Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 15:
	Condensed Financial Information of Registrant - Schedule 1	F-58 - F-61
	Valuation and Qualifying Accounts - Schedule II	F-62
	Supplemental Information (For Property-Casualty Insurance Underwriters) - Schedule V	F-63

All other schedules are omitted as the required information is not applicable or the information is presented in the financial statements or related notes thereto.

(b) Exhibits:

Exhibit Number	Description	Page or Method of Filing
2.1	Joint Plan of Reorganization of AMERCO and AMERCO Real Estate Company	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed October 20, 2003, file no. 1-11255
2.2	Disclosure Statement Concerning the Debtors’ Joint Plan of Reorganization	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed October 20, 2003, file no. 1-11255
2.3	Amended Joint Plan of Reorganization of AMERCO and AMERCO Real Estate Company	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, file no. 1-11255
3.1	Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Registration Statement on form S-4 filed March 30, 2004, file no. 1-11255
3.2	Restated By-Laws of AMERCO	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
3.3	Restated Articles of Incorporation of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2003, file no. 1-11255
3.4	Bylaws of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2003, file no. 1-11255
4.3	Indenture dated as of March 15, 2004, among SAC Holding Corporation and SAC Holding II Corporation and Law Debenture Trust Company of New York	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on March 26, 2004, file no. 1-11255
4.4	Rights Agreement, dated as of August 7, 1998	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, file no. 1-11255
10.1*	AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1993, file no. 1-11255
10.1A*	First Amendment to the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2000, file no. 1-11255
10.3

SAC Participation and Subordination Agreement, dated as of March 15, 2004 among SAC Holding Corporation, SAC Holding II Corporation, AMERCO, U-Haul International, Inc., and Law Debenture Trust Company of New York
Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on March 26, 2004, file no. 1-11255
10.5	U-Haul Dealership Contract	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year end March 31, 1993, file no. 1-11255
10.6	Share Repurchase and Registration Rights Agreement with Paul F. Shoen	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1993, file no. 1-11255
10.7	ESOP Loan Credit Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.8	ESOP Loan Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.9	Trust Agreement for the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.10	Amended Indemnification Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.11	Indemnification Trust Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
10.13	Management Agreement between Four SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1997, file no. 1-11255
10.17	Management Agreement between Five SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1999, file no. 1-11255
10.18	Management Agreement between Eight SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1999, file no. 1-11255
10.19	Management Agreement between Nine SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1999, file no. 1-11255
10.20	Management Agreement between Ten SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1999, file no. 1-11255
10.21	Management Agreement between Six-A SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2000, file no. 1-11255
10.22	Management Agreement between Six-B SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2000, file no. 1-11255
10.23	Management Agreement between Six-C SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2000, file no. 1-11255
10.24	Management Agreement between Eleven SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2000, file no. 1-11255
10.25	Management Agreement between Twelve SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Form S-4 Registration Statement, no. 333-114042
10.26	Management Agreement between Thirteen SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Form S-4 Registration Statement, no. 333-114042
10.27	Management Agreement between Fourteen SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Form S-4 Registration Statement, no. 333-114042
10.28	Management Agreement between Fifteen SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, file no. 1-11255
10.29	Management Agreement between Sixteen SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, file no. 1-11255
10.30	Management Agreement between Seventeen SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2001, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
10.31	Management Agreement between Eighteen SAC Self-Storage Corporation and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.32	Management Agreement between Nineteen SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.33	Management Agreement between Twenty SAC Self-Storage Corporation and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.34	Management Agreement between Twenty-One SAC Self-Storage Corporation and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.35	Management Agreement between Twenty-Two SAC Self-Storage Corporation and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.36	Management Agreement between Twenty-Three SAC Self-Storage Corporation and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.37	Management Agreement between Twenty-Four SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.38	Management Agreement between Twenty-Five SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.39	Management Agreement between Twenty-Six SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.40	Management Agreement between Twenty-Seven SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.42	Promissory Note between SAC Holding Corporation and Oxford Life Insurance Company	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.42A	Amendment and Addendum to Promissory Note between SAC Holding Corporation and Oxford Life Insurance Company	Incorporated by reference to AMERCO’s Form S-4 Registration Statement, no. 373-114042
10.45	Fixed Rate Note between SAC Holding Corporation and U-Haul International, Inc.	Incorporated by reference to AMERCO’s Form S-4 Registration Statement, no. 333-114042
10.46	Promissory Note between SAC Holding Corporation and U-Haul International, Inc.	Incorporated by reference to AMERCO’s Form S-4 Registration Statement, no. 333-114042
10.47	Amended and Restated Promissory Note between SAC Holding Corporation and U-Haul International, Inc. (in an aggregate principal amount up to $21,000,000)	Incorporated by reference to AMERCO’s Form S-4 Registration Statement, no. 333-114042

Exhibit Number	Description	Page or Method of Filing
10.48	Amended and Restated Promissory Note between SAC Holding Corporation and U-Haul International, Inc. (in an aggregate principal amount up to $47,500,000)	Incorporated by reference to AMERCO’s Form S-4 Registration Statement, no. 333-114042
10.49	Amended and Restated Promissory Note between SAC Holding Corporation and U-Haul International, Inc. (in an aggregate principal amount up to $76,000,000)	Incorporated by reference to AMERCO’s Form S-4 Registration Statement, no. 333-114042
10.50	Property Management Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2004, file no. 1-11255
10.51	Property Management Agreements among Three-A through Three-D SAC Self-Storage Limited Partnership and the subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.52	U-Haul Dealership Contract between U-Haul Leasing & Sales Co., and U-Haul Moving Partners, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.53	Property Management Agreement between Mercury Partners, LP, Mercury 99, LLC and U-Haul Self-Storage Management (WPC), Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.54	Property Management Agreement between Three-SAC Self-Storage Corporation and U-Haul Co. (Canada), Ltd.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.55**	Settlement and Release Agreement among PricewaterhouseCoopers LLP, AMERCO, and SAC Holding Corporation	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, file no. 1-11255
10.56	Property Management Agreement among subsidiaries of U-Haul International and Galaxy Storage Two, L.P.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, file no. 1-11255
10.57	Kocher Settlement and Release Agreement	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on March 8, 2005, file no. 1-11255
10.58	Merrill Lynch Commitment Letter (re first mortgage loan)	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 13, 2005, file no. 1-11255
10.59	Notice of Early Termination (re Wells Fargo Loan and Security Agreement)	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 13, 2005, file no. 1-11255
10.60	Notice of Redemption (re 9% Senior Secured Notes due 2009)	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 13, 2005, file no. 1-11255
10.61	Morgan Stanley Commitment Letter	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 13, 2005, file no. 1-11255
10.62	Merrill Lynch Commitment Letter (re loan to Amerco Real Estate Company)	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 13, 2005, file no. 1-11255
10.63	Notice of Redemption (re 12% Senior Subordinated Notes due 2011)	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 13, 2005, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
10.64	Refinance Closing Docs	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.65

Amended and Restated Credit Agreement, dated June 8, 2005, among Amerco Real Estate Company, Amerco Real Estate Company of Texas, Inc., Amerco Real Estate Company of Alabama Inc., U-Haul Co. of Florida, Inc., U-Haul International, Inc. and Merrill Lynch Commercial Finance Corp.
Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.66

Security Agreement dated June 8, 2005, by Amerco Real Estate Company, Amerco Real Estate Company of Texas, Inc., Amerco Real Estate Company of Alabama, Inc., U-Haul Co. of Florida, Inc., U-Haul International, Inc. and the Marketing Grantors named therein in favor of Merrill Lynch Commercial Finance Corp.
Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.67	Guarantee, dated June 8, 2005, by U-Haul International, Inc. in favor of Merrill Lynch Commercial Finance Corp.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.68

Promissory Note, dated June 8, 2005 by Amerco Real Estate Company, Amerco Real Estate Company of Texas, Inc., Amerco Real Estate Company of Alabama, Inc., U-Haul Co. of Florida, Inc. and U-Haul International, Inc.
Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.69	Form of Mortgage, Security Agreement, Assignment of Rents and Fixture Filing, dated June 8, 2005 in favor of Morgan Stanley Mortgage Capital Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.70	Form of Promissory Note, dated June 8, 2005, in favor of Morgan Stanley Mortgage Capital Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.71	Form of Mortgage, Security Agreement, Assignment of Rents and Fixture Filing, dated June 8, 2005, in favor of Merrill Lynch Mortgage Lending, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.72	Form of Promissory Note, dated June 8, 2005, in favor of Merrill Lynch Mortgage Lending, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.75	Credit Agreement, dated June 28, 2005, among U-Haul Leasing & Sales Co., U-Haul Company of Arizona and U-Haul International, Inc. and Merrill Lynch Commercial Finance Corporation.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed July 6, 2005, file no. 1-11255
10.76	Security Agreement, dated June 28, 2005, among U-Haul Leasing & Sales Co., U-Haul Company of Arizona and U-Haul International, Inc. in favor of Merrill Lynch Commercial Finance Corporation.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed July 6, 2005, file no. 1-11255
10.77	Guarantee, dated June 28, 2005, made by U-Haul International, Inc. in favor of Merrill Lynch Commercial Finance Corporation.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed July 6, 2005, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
10.78	Property Management Agreement between Subsidiaries of U-Haul and Five SAC RW MS, LLC., dated August 17, 2005.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, file no. 1-11255
10.79	Credit agreement, dated November 10, 2005, among U-Haul Leasing & Sales Co., U-Haul Company of Arizona and U-Haul International, Inc. and Merrill Lynch Commercial Finance Corporation.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed November 17, 2005, file no. 1-11255
10.80	Property Management Agreement between Subsidiaries of U-Haul and Five SAC 905, LLC., dated September 23, 2005.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, file no. 1-11255
10.81	Property Management Agreements between Subsidiaries of U-Haul and subsidiaries of PM Partners, LP, dated June 25, 2005.	Filed herewith
10.82	Property Management Agreements between Subsidiaries of U-Haul and subsidiaries of PM Preferred Properties, LP., dated June 25, 2005	Filed herewith
10.83	Promissory note, dated December 1, 2005, by Private Mini Storage Realty, LP in favor of AMERCO.	Filed herewith
10.84	Promissory note dated December 1, 2005 by PMSI Investments, LP in favor of U-Haul International, Inc.	Filed herewith
10.85	Credit Agreement executed June 7, 2006, among U-Haul Leasing & Sales Co., U-Haul Co. of Arizona and U-Haul International, Inc. and BTMU Capital Corporation.	Filed herewith
10.86	Security and Collateral Agreement executed June 7, 2006, by U-Haul International, Inc., U-Haul Leasing and Sales Co., U-Haul Co. of Arizona, BTMU Capital Corporation, and Orange Truck Trust 2006	Filed herewith
10.87	Guarantee executed June 7, 2006, made by U-Haul International, Inc. and AMERCO in favor of BTMU Capital Corp. and Orange Truck Trust 2006.	Filed herewith
10.88

First Amendment to Security Agreement (Aged Truck Revolving Loan Facility) executed June 7, 2006, among U-Haul Leasing and Sales Co., U-Haul Co. of Arizona, and U-Haul International, Inc., in favor of Merrill Lynch Commercial Finance Corp.
Filed herewith
10.89

First Amendment to Security Agreement (New Truck Term Loan Facility) executed June 7, 2006, among U-Haul Leasing and Sales Co., U-Haul Co. of Arizona, and U-Haul International, Inc., in favor of Merrill Lynch Commercial Finance Corp.
Filed herewith

Exhibit Number	Description	Page or Method of Filing
10.90	Credit Agreement dated June 6, 2006, among U-Haul Leasing and Sales Co., U-Haul Co. of Arizona, and U-Haul International, Inc., and HVB	Filed herewith
10.91	Security Agreement dated June 6, 2006, among U-Haul Leasing and Sales Co., U-Haul Co. of Arizona, and U-Haul International, Inc. in favor of HVB	Filed herewith
10.92	Guarantee dated June 6, 2006, made by U-Haul International, Inc. in favor of HVB	Filed herewith
14	Code of Ethics	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 5, 2004, file no. 1-11255
21	Subsidiaries of AMERCO	Filed herewith
23.1	Consent of BDO Seidman, LLP	Filed herewith
23.2	Consent of Semple & Cooper (re: SAC Holding II)	Filed herewith
24	Power of Attorney	See signature page
31.1	Rule 13a-14(a)/15d-14(a) Certification of Edward J. Shoen, President and Chairman of the Board of AMERCO and U-Haul International, Inc.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Jason A. Berg, Chief Accounting Officer of AMERCO	Filed herewith
31.3	Rule 13a-14(a)/15d-14(a) Certification of Robert T. Peterson, Chief Financial Officer of U-Haul International, Inc.	Filed herewith
32.1	Certification of Edward J. Shoen, President and Chairman of the Board of AMERCO and U-Haul International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Jason A. Berg, Chief Accounting Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.3	Certification of Robert T. Peterson, Chief Financial Officer of U-Haul International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
99.1	Letter of Preferability Regarding Change in LIFO Approach From Internal Index to External Index From BDO Seidman, LLP.	Filed herewith

* Indicates compensatory plan arrangement.

** A portion of this exhibit has been omitted pursuant to a request for confidential treatment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AMERCO
Reno, Nevada

We have audited the accompanying consolidated balance sheets of AMERCO and consolidated entities (the “Company”) as of March 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity, other comprehensive income / (loss), and cash flows for each of the three years in the period ended March 31, 2006. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of SAC Holding II Corporation for 2006 and 2005, which statements reflect total assets of $152.3 million and $152.4 million as of March 31, 2006 and 2005, respectively, and total revenues of $46.2 million and $43.2 million for the years then ended, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such consolidated entity, is based solely on the report of the other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the consolidated financial statements and schedules taken as a whole. The summary of earnings of independent rental fleet information included on pages F-56 through pages F-57 is presented for purposes of additional analysis of the consolidated financial statements rather that to present the earnings of the independent trailer fleets. Accordingly, we do not express an opinion on the earnings of the independent trailer fleets. However, such information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and schedules and, in our opinion, is fairly presented in all material respects in relation to the consolidated financial statements and schedules taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 10, 2006 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Los Angeles, California
June 10, 2006

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholder
SAC Holding II Corporation
(A Wholly-Owned Subsidiary of Blackwater Investments, Inc.)

We have audited the accompanying consolidated balance sheets of SAC Holding II Corporation, a wholly-owned subsidiary of Blackwater Investments, Inc. (the "Company"), as of March 31, 2006 and 2005 and the related consolidated statements of operations, stockholder’s deficit, and cash flows for the years then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2006 and 2005, and the results of its operations, stockholder’s deficit and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Semple & Cooper, LLP
Certified Public Accountants
Phoenix, Arizona
May 31, 2006

AMERCO AND CONSOLIDATED ENTITIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2006	2005
	(In thousands)
ASSETS
Cash and cash equivalents	$155,459	$55,955
Reinsurance recoverables and trade receivables, net	230,179	240,593
Notes and mortgage receivables, net	2,532	1,965
Inventories, net	64,919	63,658
Prepaid expenses	53,262	29,045
Investments, fixed maturities and marketable equities	695,958	635,178
Investments, other	209,361	345,207
Deferred policy acquisition costs, net	47,821	52,543
Other assets	102,094	84,895
Related party assets	270,468	252,666
	1,832,053	1,761,705
Property, plant and equipment, at cost:
Land	175,785	151,145
Buildings and improvements	739,603	686,225
Furniture and equipment	281,371	265,216
Rental trailers and other rental equipment	201,273	199,461
Rental trucks	1,331,891	1,252,018
SAC Holding II Corporation - property, plant and equipment	79,217	77,594
	2,809,140	2,631,659
Less: Accumulated depreciation	(1,273,975)	(1,277,191)
Total property, plant and equipment	1,535,165	1,354,468
Total assets	$3,367,218	$3,116,173
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	235,878	237,134
AMERCO's notes and loans payable	965,634	780,008
SAC Holding II Corporation notes and loans payable, non-recourse to AMERCO	76,232	77,474
Policy benefits and losses, claims and loss expenses payable	800,413	805,330
Liabilities from investment contracts	449,149	503,838
Other policyholders' funds and liabilities	7,705	11,613
Deferred income	21,346	38,743
Deferred income taxes	108,092	78,124
Related party liabilities	7,165	11,070
Total liabilities	2,671,614	2,543,334
Commitments and contingencies (notes 9, 15,16,17 and 19)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and outstanding as of March 31, 2006 and 2005	-	-
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of March 31, 2006 and 2005	-	-
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
3,716,181 shares issued as of March 31, 2006 and 2005	929	929
Common stock of $0.25 par value, 150,000,000 shares authorized; 38,269,518
issued as of March 31, 2006 and 2005	9,568	9,568
Additional paid-in capital	367,655	350,344
Accumulated other comprehensive loss	(28,902)	(24,612)
Retained earnings	773,784	665,593
Cost of common shares in treasury, net (20,701,096 shares as of
March 31, 2006 and 2005)	(418,092)	(418,092)
Unearned employee stock ownership plan shares	(9,338)	(10,891)
Total stockholders' equity	695,604	572,839
Total liabilities and stockholders' equity	$3,367,218	$3,116,173

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2006	2005	2004
	(In thousands, except share and per share data)
Revenues:
Self-moving equipment rentals	$1,503,569	$1,437,895	$1,381,208
Self-storage revenues	122,119	114,155	247,640
Self-moving and self-storage products and service sales	223,721	206,098	232,965
Property management fees	21,195	11,839	259
Life insurance premiums	118,833	126,236	145,082
Property and casualty insurance premiums	26,001	24,987	92,036
Net investment and interest income	53,094	56,739	38,281
Other revenue	38,094	30,172	38,523
Total revenues	2,106,626	2,008,121	2,175,994
Costs and expenses:
Operating expenses	1,080,990	1,122,197	1,179,996
Commission expenses	180,101	172,307	147,010
Cost of sales	113,135	105,309	111,906
Benefits and losses	117,160	140,343	217,447
Amortization of deferred policy acquisition costs	24,261	28,512	39,083
Lease expense	142,781	151,354	160,727
Depreciation, net of (gains) losses on disposals	142,817	121,103	148,813
Restructuring expenses	-	-	44,097
Total costs and expenses	1,801,245	1,841,125	2,049,079
Earnings from operations	305,381	166,996	126,915
Interest expense	(69,481)	(73,205)	(121,690)
Fees on early extinguishment of debt	(35,627)	-	-
Litigation settlement, net of costs, fees and expenses	-	51,341	-
Pretax earnings	200,273	145,132	5,225
Income tax expense	(79,119)	(55,708)	(8,077)
Net earnings (loss)	121,154	89,424	(2,852)
Less: Preferred stock dividends	(12,963)	(12,963)	(12,963)
Earnings (loss) available to common shareholders	$108,191	$76,461	$(15,815)
Basic and diluted earnings (loss) per common share	$5.19	$3.68	$(0.76)
Weighted average common shares outstanding:
Basic and diluted	20,857,108	20,804,773	20,749,998

Related party revenues for fiscal 2006, 2005 and 2004, net of eliminations, were $29.2 million, $25.8 million and $0.2 million, respectively.

Related party costs and expenses for fiscal 2006, 2005 and 2004, net of eliminations, were $32.6 million, $26.1 million and $0.3 million, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Description	Series A Common Stock, $0.25 Par Value	Common Stock, $0.25 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss) (a)	Retained Earnings (a)	Less: Treasury Stock	Less: Unearned Employee Stock Ownership Plan Shares	Total Stockholders' Equity
	(In thousands)
Balance as of March 31, 2003	$1,416	$9,081	$239,049	$(49,716)	$562,173	$(421,378)	$(13,177)	$327,448
Decrease in market value of released ESOP shares	-	-	(311)	-	-	-	-	(311)
Foreign currency translation	-	-	-	4,936	-	-	-	4,936
Unrealized gain on investments	-	-	-	27,896	-	-	-	27,896
Net loss	-	-	-	-	(2,852)	-	-	(2,852)
Preferred stock dividends: Series A ($2.13 per share for fiscal 2004)	-	-	-	-	(12,963)	-	-	(12,963)
Contribution from related party	-	-	110,994	-	-	-	-	110,994
SAC Holding Corporation distribution	-	-	-	1,487	42,774	3,199	-	47,460
Treasury stock transactions	-	-	-	-	-	87	-	87
Release of unearned ESOP shares	-	-	-	-	-	-	1,151	1,151
Net activity	-	-	110,683	34,319	26,959	3,286	1,151	176,398
Balance as of March 31, 2004	$1,416	$9,081	$349,732	$(15,397)	$589,132	$(418,092)	$(12,026)	$503,846
Increase in market value of released ESOP shares	-	-	612	-	-	-	-	612
Foreign currency translation	-	-	-	1,569	-	-	-	1,569
Fair market value of cash flow hedge	-	-	-	47	-	-	-	47
Unrealized loss on investments	-	-	-	(10,831)	-	-	-	(10,831)
Net earnings	-	-	-	-	89,424	-	-	89,424
Preferred stock dividends: Series A ($2.13 per share for fiscal 2005)	-	-	-	-	(12,963)	-	-	(12,963)
Exchange of shares	(487)	487	-	-	-	-	-	-
Release of unearned ESOP shares	-	-	-	-	-	-	1,135	1,135
Net activity	(487)	487	612	(9,215)	76,461	-	1,135	68,993
Balance as of March 31, 2005	$929	$9,568	$350,344	$(24,612)	$665,593	$(418,092)	$(10,891)	$572,839
Increase in market value of released ESOP shares	-	-	2,955	-	-	-	-	2,955
Foreign currency translation	-	-	-	(903)	-	-	-	(903)
Fair market value of cash flow hedge	-	-	-	4,581	-	-	-	4,581
Unrealized loss on investments	-	-	-	(7,968)	-	-	-	(7,968)
Net earnings	-	-	-	-	121,154	-	-	121,154
Preferred stock dividends: Series A ($2.13 per share for fiscal 2006)	-	-	-	-	(12,963)	-	-	(12,963)
Contribution from related party	-	-	14,356	-	-	-	-	14,356
Release of unearned ESOP shares	-	-	-	-	-	-	1,553	1,553
Net activity	-	-	17,311	(4,290)	108,191	-	1,553	122,765
Balance as of March 31, 2006	$929	$9,568	$367,655	$(28,902)	$773,784	$(418,092)	$(9,338)	$695,604

(a) The opening March 31, 2003 balances for Accumulated Other Comprehensive Income (Loss) and Retained Earnings were adjusted for the correction of an immaterial error in the amount of $6.0 million.

The accompanying notes are an integral part of these consolidated financial statements

 AMERCO AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

	Years Ended March 31,
	2006	2005	2004
	(In thousands)
Comprehensive income (loss):
Net earnings (loss)	$121,154	$89,424	$(2,852)
Other comprehensive income (loss) net of tax:
Foreign currency translation	(903)	1,569	6,423
Unrealized gain (loss) on investments, net	(7,968)	(10,831)	27,896
Fair market value of cash flow hedges	4,581	47	-
Total comprehensive income	$116,864	$80,209	$31,467

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2006	2005	2004
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$121,154	$89,424	$(2,852)
Depreciation	133,447	118,091	144,889
Amortization of deferred policy acquisition costs	24,261	28,512	39,083
Change in provision for losses on trade receivables	(183)	(506)	(271)
Change in provision for losses on mortgage notes	(2,230)	-	-
Provision (reduction) for inventory reserves	2,458	(1,000)	(267)
Net loss on sale of real and personal property	9,370	3,012	3,924
Net (gain) loss on sale of investments	2,408	616	(1,962)
Write-off of unamortized debt issuance costs	13,629	-	-
Deferred income taxes	28,429	61,113	96,042
Net change in other operating assets and liabilities:
Trade receivables	10,661	32,189	6,887
Inventories	(3,596)	(9,856)	735
Prepaid expenses	(28,809)	(6,702)	8,674
Capitalization of deferred policy acquistion costs	(12,110)	(8,873)	(17,231)
Other assets	(1,457)	(23,887)	2,196
Related party assets	(8,090)	74,780	(247,161)
Accounts payable and accrued expenses	36,596	(96,022)	39,280
Policy benefits and losses, claims and loss expenses payable	(4,918)	(15,618)	(15,894)
Other policyholders' funds and liabilities	(3,908)	7,910	(8,577)
Deferred income	(2,588)	(14,407)	12,763
Related party liabilities	(44,016)	(18,079)	(123,076)
Net cash provided (used) by operating activities	270,508	220,697	(62,818)

Cash flow from investment activities:
Purchase of:
Property, plant and equipment	(344,382)	(284,966)	(198,443)
Short term investments	(534,106)	(16,830)	-
Fixed maturity investments	(260,138)	(98,211)	(77,384)
Equity securities	-	(6,349)	(1,736)
Other asset investments, net	-	-	637
Real estate	-	(63)	(17,156)
Mortgage loans	(8,868)	(2,750)	(450)
Proceeds from sales of:
Property, plant and equipment	59,960	243,707	63,175
Short term investments	600,850	10,866	-
Fixed maturity investments	159,616	152,024	243,490
Equity securities	6,769	56	3,452
Preferred stock	11,650	15,803	16,882
Real estate	36,388	16,185	6,338
Mortgage loans	11,762	5,368	16,374
Payments from notes and mortgage receivables	1,663	1,336	5,008
Net cash provided (used) by investing activities	(258,836)	36,176	60,187

Cash flow from financing activities:
Borrowings from credit facilities	1,277,047	129,355	997,014
Principal repayments on credit facilties	(1,093,342)	(213,405)	(888,184)
Debt issuance costs	(29,588)	-	(24,831)
Leveraged Employee Stock Ownership Plan - Repayment from loan	1,553	1,135	1,151
Payoff of capital leases	-	(99,609)	-
Preferred stock dividends paid	(12,963)	(29,167)	(3,241)
Investment contract deposits	20,322	26,331	50,990
Investment contract withdrawals	(75,011)	(97,137)	(115,530)
Net cash provided (used) by financing activities	88,018	(282,497)	17,369

Effects of exchange rate on cash	(186)	22	(15)

Increase (decrease) in cash and cash equivalents	99,504	(25,602)	14,723
Cash and cash equivalents at the beginning of period	55,955	81,557	66,834
Cash and cash equivalents at the end of period	$155,459	$55,955	$81,557

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

AMERCO has a fiscal year that ends on the 31st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31st of December for each year that is referenced. They have been consolidated on that basis. Consequently, all references to our insurance subsidiaries’ years 2005, 2004 and 2003 correspond to fiscal 2006, 2005 and 2004 for AMERCO. The operating results and financial position of AMERCO’s consolidated insurance operations are determined as of December 31st of each year.

Accounts denominated in non-U.S. currencies have been re-measured into U.S. dollars. Certain amounts reported in previous years have been reclassified to conform to the current presentation. The opening March 31, 2003 balances for Accumulated Other Comprehensive Income (Loss) and Retained Earnings were adjusted for the correction of an immaterial error in the amount of $6.0 million.

Note 2: Principles of Consolidation

The fiscal 2006 and fiscal 2005 consolidated financial statements include the accounts of AMERCO, its wholly-owned subsidiaries, and SAC Holding II Corporation and its subsidiaries (“SAC Holding II”). The fiscal 2004 statements of operations, comprehensive income, and cash flows include all of those entities plus SAC Holding Corporation and its subsidiaries.

In fiscal 2003 and 2002, SAC Holding Corporation and SAC Holding II Corporation (collectively referred to as “SAC Holdings”) were considered special purpose entities and were consolidated based on the provision of Emerging Issues Task Force (EITF) Issue No. 90-15.

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

Accordingly, at the dates AMERCO ceased to have a variable interest in or ceased to be the primary beneficiary of SAC Holding Corporation and its current or former subsidiaries, it deconsolidated those entities. The deconsolidation was accounted for as a distribution of SAC Holding Corporations interests to the sole shareholder of the SAC entities. Because of AMERCO’s continuing involvement with SAC Holding Corporation and its current and former subsidiaries, the distributions do not qualify as discontinued operations as defined by SFAS No. 144.

It is possible that SAC Holding Corporation could take actions that would require us to re-determine whether SAC Holding Corporation has become a VIE or whether we have become the primary beneficiary of SAC Holding Corporation. Should this occur, we could be required to consolidate some or all of SAC Holding Corporation with our financial statements.

Similarly, SAC Holding II could take actions that would require us to re-determine whether it is a VIE or whether we continue to be the primary beneficiary of our variable interest in SAC Holding II. Should we cease to be the primary beneficiary, we would be required to deconsolidate some or all of our variable interest in SAC Holding II from our financial statements.

Intercompany accounts and transactions have been eliminated.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Description of Operating Segments

AMERCO has four reportable segments. They are Moving and Storage Operations, Property and Casualty Insurance, Life Insurance and SAC Holding II for fiscal 2006 and fiscal 2005 and SAC Holdings for fiscal 2004.

Moving and Storage operations include AMERCO, U-Haul, and Real Estate and the wholly-owned subsidiaries of U-Haul and Real Estate and consist of the rental of trucks and trailers, sales of moving supplies, sales of towing accessories, sales of propane, the rental of self-storage spaces to the “do-it-yourself” mover and management of self-storage properties owned by others. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

Property and Casualty Insurance includes RepWest and its wholly-owned subsidiary. RepWest provides loss adjusting and claims handling for U-Haul through regional offices across North America. RepWest also underwrites components of the Safemove, Safetow and Safestor protection packages to U-Haul customers.

Life Insurance includes Oxford and its wholly-owned subsidiaries. Oxford originates and reinsures annuities, ordinary life, group life, disability coverage and Medicare supplement insurance. Oxford also administers the self-insured employee health and dental plans for Arizona employees of the Company.

SAC Holding Corporation and its subsidiaries, and SAC Holding II Corporation and its subsidiaries, collectively referred to as “SAC Holdings”, own self-storage properties that are managed by U-Haul under property management agreements and act as independent U-Haul rental equipment dealers. AMERCO, through its subsidiaries, has contractual interests in certain SAC Holdings’ properties entitling AMERCO to potential future income based on the financial performance of these properties. With respect to SAC Holding II, AMERCO is considered the primary beneficiary of these contractual interests. Consequently, we include the results of SAC Holding II in the consolidated financial statements of AMERCO, as required by FIN 46(R).

Note 3: Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with the accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting policies that we deem most critical to us and that require management’s most difficult and subjective judgments include the principles of consolidation, the recoverability of property, plant and equipment, the adequacy of insurance reserves, the recognition and measurement of impairments for investments accounted for under SFAS No. 115, and the recognition and measurement of income tax assets and liabilities. The actual results experienced by the Company may differ from management’s estimates.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid debt securities with insignificant interest rate risk with original maturities from the date of purchase of three months or less.

Financial Instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each United States financial institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Accounts at each Canadian financial institution are insured by the Canada Deposit Insurance Corporation (CDIC) up to $100,000 CAD per account. At March 31, 2006, and March 31, 2005, the Company had approximately $143.8 million and $44.5 million, respectively, in excess of FDIC and CDIC insured limits. To mitigate this risk, the Company selects financial institutions based on their credit ratings and financial strength.

Investments

Fixed Maturities. Fixed maturity investments consist of either marketable debt or redeemable preferred stocks. As of the balance sheet dates, these investments are classified as available-for-sale or held-to-maturity investments are recorded at cost, as adjusted for the amortization of premiums or the accretion of discounts. Available-for-sale investments are reported at fair value, with unrealized gains or losses recorded net of taxes and applicable adjustments to deferred policy acquisition costs in stockholders’ equity. Fair value for these investments is based on quoted market prices, dealer quotes or discounted cash flows. The cost of investments sold is based on the specific identification method.

For investments accounted for under FAS 115, in determining if and when a decline in market value below amortized cost is an other than a temporary impairment, management makes certain assumptions or judgments in its assessment including but not limited to: ability to hold the security, quoted market prices, dealer quotes, discounted cash flows, industry factors, financial factors, and issuer specific information. Other than temporary impairments, to the extent of the decline, as well as realized gains or losses on the sale or exchange of investments are recognized in the current period operating results.

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

Fair Values

Fair values of cash equivalents approximate cost due to the short period of time to maturity. Fair values of short-term investments, investments available-for-sale, long-term investments, mortgage loans and notes on real estate, and interest rate cap and swap contracts are based on quoted market prices, dealer quotes or discounted cash flows. Fair values of trade receivables approximate their recorded value.

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

The Company has mortgage receivables, which potentially expose the Company to credit risk. The portfolio of notes is principally collateralized by mini-warehouse storage facilities and other residential and commercial properties. The Company has not experienced losses related to the notes from individual notes or groups of notes in any particular industry or geographic area. The estimated fair values were determined using the discounted cash flow method and using interest rates currently offered for similar loans to borrowers with similar credit ratings.

Other investments including short-term investments are substantially current or bear reasonable interest rates. As a result, the carrying values of these financial instruments approximate fair value. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities and approximates the carrying amount due to its recent issuance.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Derivative Financial Instruments

The Company’s primary objective for holding derivative financial instruments is to manage interest rate risk. The Company’s derivative instruments are recorded at fair value under SFAS No. 133 and are included in prepaid expenses.

The Company uses derivative financial instruments to reduce its exposure to interest rate volatility. The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations. We have used interest rate swap and interest rate cap agreements to provide for matching the gain or loss recognition on the hedging instrument with the recognition of the changes in the cash flows associated with the hedged asset or liability attributable to the hedge risk or the earnings effect of the hedged forecasted transaction. On June 8, 2005 the Company entered into separate interest rate swap contracts for $100.0 million of our variable rate debt over a three year term and for $100.0 million of our variable rate debt over a five year term, which were designated as cash flow hedges effective July 1, 2005. On May 13, 2004 the Company entered into separate interest rate cap contracts for $200.0 million of our variable rate debt over a two year term and for $50.0 million of our variable rate debt over a three year term, however these contracts were designated as cash flow hedges effective July 11, 2005 when the debt was paid down by $222.4 million. On November 15, 2005 the Company entered into a forward starting interest rate swap contract for $142.3 million of a variable rate debt over a six year term, that started on May 10, 2006, in conjunction with the expiration of the $200.0 million interest rate cap.

The hedging relationship of the cap agreements is considered to be perfectly effective for the portion of the instrument hedging debt. Therefore all changes in the interest rate caps fair value (including changes in the option’s time value), except for changes in the interest rate caps fair value associated with un-hedged amounts, are charged to accumulated other comprehensive income. The change in each caplets’ respective allocated fair value amount is reclassified out of accumulated other comprehensive income into earnings when each of the hedged forecasted transactions (the quarterly interest payments) impact earnings and when interest payments are either made or received. For the year ended March 31, 2006 the Company recorded $0.6 million to interest expense related to these cap agreements which is offset by $1.5 million of interest income representing the portion of the caps in excess of the balance of related debt that impacted earnings during the period.

The hedging relationship of the interest rate swap agreements is not considered to be perfectly effective. Therefore, for each reporting period an effectiveness test is performed. For the portion of the change in the interest rate swaps fair value deemed effective, this is charged to accumulated other comprehensive income. The remaining ineffective portion is charged to interest expense for the period. The change in each of the swaps fair value amounts are reclassified out of accumulated other comprehensive income into earnings each quarter when interest payments are made or received. For the year ended March 31, 2006 the Company recorded $1.0 million to interest income related to these swap agreements of which $1.1 million of interest income represented the ineffective component of the swap that impacted earnings during the period.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Inventories, net

Inventories were as follows:

	March 31,
	2006	2005
	(In thousands)
Truck and trailer parts and accessories (a)	$52,089	$50,095
Hitches and towing components (b)	13,766	12,199
Moving supplies and propane (b)	6,257	6,098
Subtotal	72,112	68,392
Less: LIFO reserves	(5,693)	(3,234)
Less: excess and obsolete reserves	(1,500)	(1,500)
Total	$64,919	$63,658

(a) Primarily held for internal usage, including equipment manufacturing and repair

(b) Primarily held for retail sales

Inventories consist primarily of truck and trailer parts and accessories used to manufacture and repair rental equipment as well as products and accessories available for retail sale. Inventory is held at Company-owned locations; our independent dealers do not hold any of the Company’s inventory.

Inventory cost is primarily determined using the last-in, first-out method (“LIFO”). Inventories valued using LIFO consisted of approximately 95% and 93% of the total inventories for March 31, 2006 and 2005, respectively. Had the Company utilized the first-in, first-out method (“FIFO”), stated inventory balances would have been $5.7 million and $3.2 million higher at March 31, 2006 and 2005, respectively. In fiscal 2006, the effect on income due to liquidation of a portion of the LIFO inventory was $0.1 million. In fiscal 2006, the Company began utilizing the inventory price index computation (“IPIC”) method of computing changes in LIFO pools compared to the internal index method used in prior periods which is considered a preferable method and the effect of the change on current income is not considered material. This change reduced the time and expense of the calculation without resulting in a material effect to the financial statements.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Interest cost incurred during the initial construction of buildings and rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes using the straight-line or an accelerated declining method based on a declining balances formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. Major overhauls to rental equipment are capitalized and are amortized over the estimated period benefited. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation expense when realized. The amount of loss netted against depreciation expense amounts to $9.2 million, $3.0 million and $3.9 million during fiscal 2006, 2005 and 2004, respectively. Depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., no gains or losses. During the first quarter of fiscal 2005, the Company lowered its estimates for residual values on new rental trucks and rental trucks purchased off TRAC leases from 25% of the original cost to 20%. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Fiscal 2006 marked the first time in ten years that the Company has acquired a significant number of new trucks via purchase rather than lease. Management performed an analysis of the expected economic value of new rental trucks and determined that additions to the fleet resulting from purchases should be depreciated on an accelerated method based upon a declining formula. The salvage value and useful life assumptions of the rental truck fleet remain unchanged. This represents management’s best estimate based on information available, of the appropriate method of depreciation for trucks purchased new.

The Company had previously used the straight-line method for new truck purchases. Under the new declining balances method (2.4 times declining balance) the book value of a rental truck is reduced 16% at the end of its first year, 70% by the end of its seventh year, and 80% at the end of year fifteen. Under the straight-line method the book value of a rental truck is reduced 5% at the end of its first year, 37% by the end of its seventh year, and 80% at the end of year fifteen.

The effect of the change in depreciation for trucks purchased in the current fiscal year decreased earnings from operations for fiscal 2006 by $4.0 million or $0.20 per share before taxes, in which the tax effect was approximately $0.08 per share.

 We typically sell our used vehicles at one of our sales centers throughout North America, on our web site at trucksales.uhaul.com or by calling 1-866-404-0355. Although we typically sell our used vehicles for prices approximating book value, the extent to which we are able to realize a gain on the sale of used vehicles is dependent upon various factors including the general state of the used vehicle market, the age and condition of the vehicle at the time of its disposal and depreciation rates with respect to the vehicle.

The carrying value of surplus real estate, which is lower than market value at the balance sheet date, was $7.9 million and $9.0 million for fiscal 2006 and 2005, respectively, and is included in Investments, other.

Receivables

Accounts receivable include trade accounts from moving and self-storage customers and dealers, insurance premiums and amounts due from ceding re-insurers, less management’s estimate of uncollectible accounts.

Insurance premiums receivable for policies that are billed through contracted agents are recorded net of commission’s payable. A commission payable is recorded as a separate liability for those premiums that are billed direct.

Reinsurance recoverables includes case reserves and actuarial estimates of claims incurred but not reported (“IBNR”). These receivables are not expected to be collected until after the associated claim has been adjudicated and billed to the re-insurer. The reinsurance recoverables may have little or no allowance for doubtful accounts due to the fact that reinsurance is typically procured from carriers with strong credit ratings. Furthermore, the Company does not cede losses to a re-insurer if the carrier is deemed financially unable to perform on the contract. Also, reinsurance recoverables includes insurance ceded to other insurance companies.

Notes and mortgage receivables include accrued interest and are reduced by discounts and amounts considered by management to be uncollectible.

Policy Benefits and Losses, Claims and Loss Expenses Payable

Oxford’s liabilities for life insurance and certain annuity and health policies are established to meet the estimated future obligations of policies in force, and are based on mortality and withdrawal assumptions from recognized actuarial tables which contain margins for adverse deviation. Oxford’s liabilities for deferred annuity contracts consist of contract account balances. Liabilities for health, disability and other policies represents estimates of payments to be made on insurance claims for reported losses and estimates of losses incurred, but not yet reported.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

RepWest’s liability for reported and unreported losses is based on RepWest’s historical data along with industry averages. The liability for unpaid loss adjustment expenses is based on historical ratios of loss adjustment expenses paid to losses paid. Amounts recoverable from re-insurers on unpaid losses are estimated in a manner consistent with the claim liability associated with the re-insured policy. Adjustments to the liability for unpaid losses and loss expenses as well as amounts recoverable from re-insurers on unpaid losses are charged or credited to expense in the periods in which they are made.

Self-Insurance Reserves

U-Haul retains the risk for certain public liability and property damage programs related to the rental equipment. The consolidated balance sheets include $295.6 million and $249.1 million as of March 31, 2006 and 2005, respectively. Such liabilities are recorded within policy benefits and losses payable. Management takes into account losses incurred based upon actuarial estimates, past experience, current claim trends, as well as social and economic conditions. This liability is subject to change in the future based upon changes in the underlying assumptions including claims experience, frequency of incidents, and severity of incidents.

Additionally, as of March 31, 2006 and 2005 the consolidated balance sheets include liabilities of $4.9 million and $6.7 million for fiscal 2006 and fiscal 2005, respectively, related to Company provided medical plan benefits for eligible employees. The Company estimates this liability based on actual claims outstanding as of the balance sheet date as well as an actuarial estimate of claims incurred but not reported. This liability is reported net of estimated recoveries from excess loss reinsurance policies with unaffiliated insurers. These amounts are recorded in accounts payable on the consolidated balance sheet.

Revenue Recognition

Self-moving rentals are recognized for the period that trucks and moving equipment are rented. Self-storage revenues, based upon the number of paid storage contract days, are recognized as earned during the period. Sales of self-moving and self-storage related products are recognized at the time that title passes and the customer accepts delivery. Insurance premiums are recognized over the policy periods. Interest and investment income are recognized as earned.

Advertising

All advertising costs are expensed as incurred. Advertising expense was $31.3 million in fiscal 2006, $32.9 million in fiscal 2005 and $32.7 million in fiscal 2004.

Deferred Policy Acquisition Costs

Commissions and other costs that fluctuate with, and are primarily related to the acquisition or renewal of certain insurance premiums, are deferred. For Oxford, these costs are amortized in relation to revenue such that costs are realized as a constant percentage of revenue. For RepWest, these costs are amortized over the related contract periods, which generally do not exceed one year.

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

Income Taxes

AMERCO files a consolidated tax return with all of its legal subsidiaries, except for CFLIC, which files on a stand alone basis. SAC Holding Corporation and its legal subsidiaries and SAC Holding II Corporation and its legal subsidiaries file consolidated tax returns, which is in no way associated with AMERCO’s consolidated returns. In accordance with SFAS No. 109, the provision for income taxes reflects deferred income taxes resulting from changes in temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income, foreign currency translation adjustments, unrealized gains and losses on investments and the fair market value of interest rate hedges, net of the related tax effects.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Recent Accounting Pronouncements

On November 3, 2005, the Financial Accounting Standards Board (“FASB”) issued FSP SFAS 115-1 and SFAS 124-1: The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP nullifies certain requirements of EITF 03-1 and supersedes EITF Topic No. D-44 “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” This FSP addresses (1) the determination of when an investment is considered impaired, (2) whether such impairment is other than temporary, and (3) the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP SFAS 115-1 and SFAS 124-1 is effective for periods beginning after December 15, 2005, with earlier application permitted. We do not believe that the application of this FSP will have a material effect on our results of operations or financial position.

The AICPA issued Statement of Position SOP 05-1, on September 29, 2005, to provide guidance on accounting by insurance enterprises for internal policy replacements other than the replacement of traditional life contracts with universal-life contracts specifically addressed in FASB Statement of Financial Accounting Standards (SFAS) 97. The guidance applies to both short-duration and long-duration insurance contracts under SFAS 60 and to investment contracts defined in SFAS 97. SOP 05-1 is effective for internal replacement transactions occurring in fiscal years beginning after December 15, 2006, with earlier application encouraged. Retroactive application to previously issued financial statements is not permitted. Initial application should be as of the start of the entity's fiscal year. We do not believe that the application of SOP 05-1 will have a material effect on our results of operations or financial position.

Note 4: Earnings Per Share

Net income for purposes of computing earnings per common share is net income minus preferred stock dividends. Preferred stock dividends include accrued dividends of AMERCO.

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:

	Year Ended March 31,
	2006	2005	2004
Basic and diluted earnings (loss) per common share	$5.19	$3.68	$(0.76)
Weighted average common share outstanding:
Basic and diluted	20,857,108	20,804,773	20,749,998

The weighted average common shares outstanding listed above exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares net of shares committed to be released were 393,174, 456,254 and 505,453 as of March 31, 2006, 2005, and 2004, respectively.

6,100,000 shares of preferred stock have been excluded from the weighted average shares outstanding calculation because they are not common stock and they are not convertible into common stock.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 5: Reinsurance Recoverables and Trade Receivables, Net

Reinsurance recoverables and trade receivables, net were as follows:

	March 31,
	2006	2005
	(In thousands)
Reinsurance recoverable	$182,382	$190,836
Paid losses recoverable	15,366	15,764
Trade accounts receivable	17,789	13,627
Accrued investment income	7,654	7,703
Premiums and agents' balances	1,962	3,799
E&O recovery receivable	-	2,200
Independent dealer receivable	763	864
Other receivable	5,465	7,191
	231,381	241,984
Less: Allowance for doubtful accounts	(1,202)	(1,391)
	$230,179	$240,593

Note 6: Notes and Mortgage Receivables, Net

Notes and mortgage receivables, net were as follows:

	March 31,
	2006	2005
	(In thousands)
Notes, mortgage receivables and other, net of discount	$2,926	$4,589
Less: Allowance for doubtful accounts	(394)	(2,624)
	$2,532	$1,965

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 7: Investments

Held-to Maturity Investments

Held-to maturity investments at December 31, 2005 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(In thousands)
U.S. treasury securities and government obligations	$613	$107	$-	$720
Mortgage-backed securities	409	6	-	415
	$1,022	$113	$-	$1,135

Held-to maturity investments at December 31, 2004 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(In thousands)
U.S. treasury securities and government obligations	$566	$133	$-	$699
Mortgage-backed securities	864	23	(2)	885
	$1,430	$156	$(2)	$1,584

The adjusted cost and estimated market value of held-to maturity investments in debt securities at December 31, 2005 and December 31, 2004, by contractual maturity, were as follows:

	December 31, 2005		December 31, 2004
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(In thousands)
Due in one year or less	$169	$172	$-	$-
Due after one year through five years	203	228	260	287
Due after five years through ten years	167	210	220	285
After ten years	74	110	86	127
	613	720	566	699
Mortgage backed securities	409	415	864	885
	$1,022	$1,135	$1,430	$1,584

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company deposits bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $13.0 million at December 31, 2005 and $12.9 million at December 31, 2004.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Available-for-Sale Investments

Available-for-sale investments at December 31, 2005 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(In thousands)
U.S. treasury securities and government obligations	$55,075	$1,385	$(126)	$(391)	$55,943
U.S. government agency mortgage-backed securities	45,480	573	(47)	(219)	45,787
Obligations of states and political subdivisions	1,568	1	(24)	(3)	1,542
Corporate securities	458,658	9,672	(3,538)	(3,843)	460,949
Mortgage-backed securities	112,432	670	(641)	(879)	111,582
Redeemable preferred stocks	18,531	517	-	-	19,048
Common stocks	184	-	(70)	(29)	85
	$691,928	$12,818	$(4,446)	$(5,364)	$694,936

Available-for-sale investments at December 31, 2004 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(In thousands)
U.S. treasury securities and government obligations	$28,249	$1,840	$(28)	$(56)	$30,005
U.S. government agency mortgage-backed securities	9,718	344	-	-	10,062
Obligations of states and political subdivisions	788	22	-	-	810
Corporate securities	460,687	20,861	(3,303)	(1,274)	476,971
Mortgage-backed securities	78,329	1,752	(1,931)	(169)	77,981
Redeemable preferred stocks	30,058	1,220	-	-	31,278
Common stocks	7,476	46	-	(881)	6,641
	$615,305	$26,085	$(5,262)	$(2,380)	$633,748

The above tables include gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company sold available-for-sale securities with a fair value of $170.6 million in 2005, $167.5 million in 2004, and $267.9 million in 2003. The gross realized gains on these sales totaled $5.1 million in 2005, $2.3 million in 2004 and $5.3 million in 2003. The Company realized gross losses on these sales of $3.3 million in 2005, $1.7 million in 2004 and $3.1 million in 2003.

The unrealized losses of more than twelve months in the table above are considered temporary declines. The Company tracks each investment with an unrealized loss and evaluates them on an individual basis for other than temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing underlying management’s future plans. Certain of these investments had declines determined by management to be other than temporary and the Company recognized these write-downs through earnings in the amounts of approximately $5.3 million in 2005, $4.3 million in 2004 and $5.0 million in 2003.

The adjusted cost and estimated market value of available-for-sale investments in debt securities at December 31, 2005 and December 31, 2004, by contractual maturity, were as follows:

	December 31, 2005		December 31, 2004
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(In thousands)
Due in one year or less	$58,593	$58,466	$110,679	$112,058
Due after one year through five years	216,188	216,119	181,455	185,890
Due after five years through ten years	154,656	154,490	109,108	113,076
After ten years	131,344	135,147	98,200	106,824
	560,781	564,222	499,442	517,848
Mortgage backed securities	112,432	111,581	78,329	77,981
Redeemable preferred stocks	18,531	19,048	30,058	31,278
Equity securities	184	85	7,476	6,641
	$691,928	$694,936	$615,305	$633,748

Investments, other

The carrying value of other investments was as follows:

	March 31,
	2006	2005
	(In thousands)
Short-term investments	$129,325	$193,525
Real estate	25,344	93,178
Mortgage loans, net	48,392	51,196
Policy loans	5,027	5,185
Other	1,273	2,123
	$209,361	$345,207

Short-term investments primarily consist of securities with fixed maturities of three months to one year from acquisition date.

Mortgage loans are carried at the unpaid balance, less an allowance for possible losses and any unamortized premium or discount. The allowance for possible losses was $1.2 million and $1.0 million as of March 31, 2006 and 2005, respectively. The estimated fair value of these loans as of March 31, 2006 and 2005, respectively approximated the carrying value. These loans represent first lien mortgages held by the Company’s insurance subsidiaries.

Real estate obtained through foreclosures and held for sale and equity investments are carried at the lower of cost or fair market value.

Insurance policy loans are carried at their unpaid balance.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 8: Net Investment and Interest Income

Net investment and interest income, were as follows:

	Year Ended March 31,
	2006	2005	2004
	(In thousands)
Fixed maturities	$39,918	$41,594	$50,044
Real estate	6,593	12,836	10,879
Insurance policy loans	309	160	498
Mortgage loans	5,788	6,312	7,173
Short-term, amounts held by ceding reinsurers, net and other investments	5,253	(2,442)	1,616
Investment income	57,861	58,460	70,210
Less: investment expenses	(2,422)	(3,154)	(6,511)
Less: interest credited on annuity policies	(16,888)	(20,509)	(27,042)
Investment income-Related party	14,543	21,942	1,624
Net investment and interest income	$53,094	$56,739	$38,281

Interest income increased in fiscal 2005 compared with fiscal 2004 primarily as a result of the deconsolidation of SAC Holding Corporation.

Note 9: Borrowings

Long-Term Debt

Long-term debt was as follows:

			March 31,
	2006 Rate (a)	Maturities	2006	2005
			(In thousands)
Real estate loan (floating)	6.70%	2010	$242,585	$-
Senior mortgages	5.47%-5.75%	2015	531,309	-
Mezzanine loan (floating)	10.28%	2007	19,393	-
Fleet loan (amortizing term)	6.45%	2012	82,347	-
Fleet loan (revolving credit)	6.45%	2010	90,000	-
Revolving credit facility	-	-	-	84,862
Senior amortizing notes (secured)	-	-	-	346,500
Senior notes, second lien (secured)	-	-	-	200,000
Senior notes, subordinated (secured)	-	-	-	148,646
			$965,634	$780,008

(a) Interest rate as of March 31, 2006

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

The Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The Real Estate Loan is secured by various properties owned by the borrowers. The principal payments of $222.4 million made in the second quarter were sufficient to allow us to make interest only payments in the third and fourth quarters of fiscal 2006.

The interest rate, per the provisions of the Loan Agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At March 31, 2006 the applicable LIBOR was 4.70% and the applicable margin was 2.0%, the sum of which was 6.70%. The applicable margin ranges from 2.00% to 2.75% and is based on the ratio of the excess of the average daily amount of loans divided by a fixed percentage of the appraised value of the properties collateralizing the loan, compared with the most recently reported twelve months of Combined Net Operating Income (“NOI”), as that term is defined in the Loan Agreement.

The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Senior Mortgages
Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under the Senior Mortgages. The lenders for the Senior Mortgages are Merrill Lynch Mortgage Lending, Inc. and Morgan Stanley Mortgage Capital Inc. The Senior Mortgages are in the aggregate amount of $474.2 million and are due July 2015. The Senior Mortgages require average monthly principal and interest payments of $3.0 million with the unpaid loan balance and accrued and unpaid interest due at maturity. The Senior Mortgages are secured by certain properties owned by the borrowers. The interest rates, per the provisions of the Senior Mortgages, are 5.68% per annum for the Merrill Lynch Mortgage Lending Agreement and 5.52% per annum for the Morgan Stanley Mortgage Capital Agreement. The default provisions of the Senior Mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

U-Haul Company of Canada is the borrower under a mortgage backed loan. The loan was arranged by Merrill Lynch Canada and is in the amount of $9.7 million ($11.4 million Canadian currency). The loan is secured by certain properties owned by the borrower. The loan was entered into on June 29, 2005 at a rate of 5.75%. The loan requires monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. It has a twenty-five year amortization with a maturity of July 1, 2015. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

A subsidiary of Amerco Real Estate Company is a borrower under a mortgage backed loan. The lender is Morgan Stanley Mortgage Capital, Inc. and the loan is in the amount of $23.9 million. The loan was entered into on August 17, 2005 at a rate of 5.47%. The loan is secured by certain properties owned by the borrower. The loan requires monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. It has a twenty-five year amortization with a maturity of September 17, 2015. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under a mortgage backed loan. The lender is Lehman Brothers Bank, FSB and the loan is in the amount of $23.5 million. The loan was entered into on October 6, 2005 at a rate of 5.72%. The loan is secured by certain properties owned by the borrower. The loan requires monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. It has a twenty-five year amortization with a maturity of October 11, 2015. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Mezzanine Loan
Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under the CMBS Mezzanine Loan. The loan was originated by Morgan Stanley Mortgage Capital, Inc. and is in the amount of $19.4 million. The loan was entered into on August 12, 2005. The interest rate per the provision of the loan agreement is the applicable LIBOR plus a margin of 5.65%. At March 31, 2006 the applicable LIBOR was 4.63%. The loan requires monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. It has a ten year amortization with a maturity of September 1, 2007. Amerco Real Estate Company and U-Haul International, Inc. are guarantors of the loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds. On June 2, 2006, we notified the lender of our intent to prepay the entire loan in full on August 30, 2006. There are no prepayment fees or penalties associated with the planned prepayment of this loan.

Fleet Loans

Rental Truck Amortizing Loan
U-Haul International, Inc. and several of its subsidiaries are borrowers under an amortizing term loan. The lender is Merrill Lynch Commercial Finance Corp. The maximum amount that can be borrowed is $150.0 million and is due six years following the last draw down. As of March 31, 2006 the Company had drawn $86.2 million and funded the remaining $63.9 million in April 2006. The Company’s outstanding balance at March 31, 2006 was $82.3 million due to payments made of $3.9 million during fiscal 2006.

The Rental Truck Amortizing Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued unpaid interest due at maturity. The Rental Truck Amortizing Loan can be used to purchase new trucks between the months of November 2005 through June 2006. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin between 1.50% and 1.75%. At March 31, 2006 the applicable LIBOR was 4.70% and the applicable margin was 1.75%. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Revolving Credit Agreement
U-Haul International, Inc. and several of its subsidiaries are borrowers under a revolving credit facility. The lender is Merrill Lynch Commercial Finance Corp. The maximum amount that can be drawn is $150.0 million and is due July 2010. As of March 31, 2006 the Company had $60.0 million available under this revolving credit facility.

The Revolving Credit Agreement requires monthly interest payments, with the unpaid loan balance and accrued unpaid interest due at maturity. The Revolving Credit Agreement is secured by various older rental trucks. The maximum amount that we can draw down under the Revolving Credit Agreement reduces by $50.0 million after the third year and another $50.0 million after the fourth year. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 1.75%. At March 31, 2006 the applicable LIBOR was 4.70%. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Annual Maturities of AMERCO consolidated Notes and Loans Payable
The annual maturity of AMERCO consolidated long-term debt as of March 31, 2006 for the next five years and thereafter is as follows:

	March 31,
	2007	2008	2009	2010	2011	Thereafter
	(In thousands)
Notes payable, secured	$30,239	$48,853	$32,674	$74,717	$319,007	$460,144

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

SAC Holding II Corporation Notes and Loans Payable to Third Parties

SAC Holding II Corporation notes and loans payable to third parties were as follows:
	March 31,
	2006	2005
	(In thousands)
Notes payable, secured, 7.87% interest rate, due 2027	$76,232	$77,474

Secured notes payable are secured by deeds of trusts on the collateralized land and buildings. Principal and interest payments on notes payable to third party lenders are due monthly in the amount of $0.6 million. Certain notes payable contain provisions whereby the loans may not be prepaid at any time prior to the maturity date without payment to the lender of a Yield Maintenance Premium, as defined in the loan agreements.

On March 15, 2004, the SAC entities issued $200.0 million aggregate principal amount of 8.5% senior notes due 2014 (the “new SAC Notes”). SAC Holding Corporation and SAC Holding II Corporation are jointly and severally liable for these obligations. The proceeds from this issuance flowed exclusively to SAC Holding Corporation and as such SAC Holding II has recorded no liability for this.

Annual Maturities of SAC Holding II Corporation Notes and loans Payable to Third Parties

           The annual maturity of SAC Holding II Corporation long-term debt for the next five years and thereafter is as follows:
	March 31,
	2007	2008	2009	2010	2011	Thereafter
	(In thousands)
Notes payable, secured	$1,313	$1,422	$1,656	$1,791	$1,937	$68,113

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

U-Haul’s annual lease payments under the new lease are approximately $10.0 million per year, with Consumer Price Index (“CPI”) inflation adjustments beginning in the sixth year of the lease. The lease term is ten years, with a renewal option for an additional ten years. Upon closing of the W. P. Carey Transactions, we made a $22.9 million earn-out deposit, providing us with the opportunity to be reimbursed for certain capital improvements we previously made to the properties, and a $5.0 million security deposit. U-Haul met the requirements under the lease regarding the return of the earn-out deposit which was refunded in fiscal 2006.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The property management agreement we entered into with Mercury provides that Mercury will pay U-Haul a management fee based on gross self-storage rental revenues generated by the properties. During fiscal 2006, U-Haul received $3.4 million in management fees from Mercury.

Note 10: Interest on Borrowings

Interest Expense

Cost’s associated with loans outstanding was as follows:

	Year ended March 31,
	2006	2005	2004
	(In thousands)
Interest expense	$61,285	$62,706	$76,007
Capitalized interest	(151)	(186)	(270)
Amortization of transaction costs	3,871	3,321	1,825
Interest (income) expense resulting from derivatives	(1,655)	1,137	-
Write-off of transactions costs related to early extinguishment of debt	14,384	-	-
Fees on early extinguishment of debt	21,243	-	-
Total AMERCO interest expense	98,977	66,978	77,562
SAC Holding II interest expense (a)	12,840	14,187	80,963
Less: Intercompany transactions (a)	(6,709)	(7,960)	(36,835)
Total SAC Holding II interest expense (a)	6,131	6,227	44,128
Total	$105,108	$73,205	$121,690

(a) Fiscal 2006 and 2005 contain only SAC Holding II Corporation, 2004 includes SAC Holding Corporation and its subsidiaries

Interest paid in cash by AMERCO amounted to $59.8 million, $57.6 million and $76.6 million for fiscal 2006, 2005 and 2004, respectively. Early extinguishment fees paid in cash by AMERCO was $21.2 million in fiscal 2006.

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations. We have used interest rate swap and interest rate cap agreements to provide for matching the gain or loss recognition on the hedging instrument with the recognition of the changes in the cash flows associated with the hedged asset or liability attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. On June 8, 2005 the Company entered into separate interest rate swap contracts for $100.0 million of our variable rate debt over a three year term and for $100.0 million of our variable rate debt over a five year term, which were designated as cash flow hedges effective July 1, 2005. On May 13, 2004 the Company entered into separate interest rate cap contracts for $200.0 million of our variable rate debt over a two year term and for $50.0 million of our variable rate debt over a three year term, however these contracts were designated as cash flow hedges effective July 11, 2005 when the Real Estate loan was paid down by $222.4 million. On November 15, 2005 the Company entered into a forward starting interest rate swap contract for $142.3 million of a variable rate debt over a six year term that started on May 10, 2006.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Year Ended March 31,
	2006	2005	2004
	(In thousands, except interest rates)
Weighted average interest rate during the year	5.95%	5.69%	6.75%
Interest rate at year end	6.45%	6.43%	5.50%
Maximum amount outstanding during the year	$158,011	$164,051	$205,000
Average amount outstanding during the year	$96,710	$46,771	$174,267
Facility fees	$-	$-	$1,333

Note 11: Stockholders’ Equity

The Serial common stock may be issued in such series and on such terms as the Board shall determine. The Serial preferred stock may be issued with or without par value. The 6,100,000 shares of Series A, no par, non-voting, 8½% cumulative preferred stock that are issued and outstanding are not convertible into, or exchangeable for, shares of any other class or classes of stock of AMERCO. Dividends on the Series A preferred stock are payable quarterly in arrears and have priority as to dividends over the common stock of AMERCO.

Note 12: Comprehensive Income (Loss)

A summary of accumulated comprehensive income (loss) components were as follows:

	Foreign Currency Translation	Unrealized Gain (Loss) on Investments	Fair Market Value of Cash Flow Hedge	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at March 31, 2004	$(34,913)	$19,516	$-	$(15,397)
Foreign currency translation - U-Haul	1,569	-	-	1,569
Unrealized gain on investments	-	(10,831)	-	(10,831)
Change in fair value of cash flow hedge	-	-	47	47
Balance at March 31, 2005	(33,344)	8,685	47	(24,612)
Foreign currency translation - U-Haul	(903)	-	-	(903)
Unrealized gain on investments	-	(7,968)	-	(7,968)
Change in fair value of cash flow hedge	-	-	4,581	4,581
Balance at March 31, 2006	$(34,247)	$717	$4,628	$(28,902)

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 13: Provision for Taxes

Income before taxes and the provision for taxes consisted of the following:

	Year Ended March 31,
	2006	2005	2004
	(In thousands)
Pretax earnings (loss):
U.S.	$199,847	$143,840	$(1,166)
Non-U.S.	426	1,292	6,391
Total pretax earnings	$200,273	$145,132	$5,225
Provision for taxes:
Federal:
Current	$49,652	$30,539	$9,705
Deferred	16,239	17,801	(4,494)
State:
Current	6,115	5,752	3,147
Deferred	6,329	1,616	(1,395)
Non-U.S.:
Current	439	-	1,114
Deferred	345	-	-
Total income tax expense	$79,119	$55,708	$8,077

Income taxes paid in cash amounted to $43.3 million, $30.0 million, and $4.0 million for fiscal 2006, 2005, and 2004, respectively.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before taxes was as follows:

	Year ended March 31,
	2006	2005	2004
	(In percentages)
Statutory federal income tax rate	35.00%	35.00%	35.00%
Increase (reduction) in rate resulting from:
State and foreign taxes, net of federal benefit	4.41%	3.16%	36.43%
Canadian subsidiary loss	(0.07)%	(0.31)%	(20.51)%
Interest on deferred taxes	0.44%	0.43%	12.04%
Tax-exempt interest expense	-%	-%	(0.42)%
IRS Settlement	-%	-%	91.11%
Other	(0.27)%	0.10%	0.93%
Effective tax rate	39.51%	38.38%	154.58%

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	March 31,
	2006	2005
	(In thousands)
Deferred tax assets:
Net operating loss and credit carry forwards	$7,906	$27,183
Accrued expenses	102,159	102,962
Policy benefit and losses, claims and loss expenses payable, net	17,476	21,048
Unrealized gains	677	7,235
Total deferred tax assets	128,218	158,428
Deferred tax liabilities:
Property, plant and equipment	221,578	214,562
Deferred policy acquisition costs	7,608	12,367
Other	7,124	9,623
Total deferred tax liabilities	236,310	236,552
Net deferred tax liability	$108,092	$78,124

Under the provisions of the Tax Reform Act of 1984 (the Act), the balance in Oxford’s account designated “Policyholders’ Surplus Account” is frozen at its December 31, 1983 balance of $19.3 million. Federal income taxes (Phase III) will be payable thereon at applicable current rates if amounts in this account are distributed to the stockholder or to the extent the account exceeds a prescribed maximum. Oxford did not incur a Phase III liability for the years ended December 31, 2005, 2004 and 2003.

At March 31, 2006 and March 31, 2005, AMERCO has alternative minimum tax credit carry forwards of $0 and $17.8 million, respectively, which do not have an expiration date, and may only be utilized in years in which regular tax exceeds alternative minimum tax.

SAC Holdings II began to file tax returns in the fiscal year ending March 31, 2003, and has net operating losses of $18.2 million and $20.6 million in fiscal years ending March 31, 2006 and March 31, 2005, respectively, to offset taxable income in future years. These carry forwards expire in 2025 and 2026.

Under certain circumstances and sections of the Internal Revenue Code, a change in ownership for tax purposes will limit the amount of net operating loss carry forwards that can be used to offset future taxable income.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 14: Employee Benefit Plans

Profit Sharing Plans

The Company provides tax-qualified profit sharing retirement plans for the benefit of eligible employees, former employees and retirees in the U.S. and Canada. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions. Amounts to be contributed are determined by the Chief Executive Officer (CEO) of the Company under the delegation of authority from the Board of Directors, pursuant to the terms of the Profit Sharing Plan. No contributions were made to the profit sharing plan during fiscal 2006, 2005 or 2004.

The Company also provides an employee savings plan which allows participants to defer income under Section 401(k) of the Internal Revenue Code of 1986.

ESOP Plan

The Company sponsors a leveraged employee stock ownership plan (ESOP) that generally covers all employees with one year or more of service. The ESOP shares initially were pledged as collateral for its debt which was originally funded by U-Haul. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. When shares are scheduled to be released from collateral, prorated over the year, the Company reports compensation expense equal to the current market price of the shares scheduled to be released, and the shares become outstanding for earnings per share computations. ESOP compensation expense was $3.3 million and $1.8 million for fiscal 2006 and fiscal 2005, respectively. Listed below is a summary of these financing arrangements as of fiscal year-end:

		Interest Payments
Financing Date	Outstanding as of March 31, 2006	2006	2005	2004
		(In thousands)
June, 1991	$11,600	$1,070	$1,008	$1,159
March, 1999	80	9	8	11
February, 2000	524	53	54	74
April, 2001	119	10	9	12

Shares are released from collateral and allocated to active employees based on the proportion of debt service paid in the plan year. Contributions to the Plan Trust (ESOT) during fiscal 2006, 2005 and 2004 were $2.3 million, $2.1 million and $2.1 million, respectively.

Shares held by the Plan were as follows:

	Year Ended March 31,
	2006	2005
	(In thousands)
Allocated shares	1,474	1,514
Unreleased shares	569	652
Fair value of unreleased shares	$41,726	$21,554

For purposes of the above schedule, the fair value of unreleased shares issued prior to 1992 is defined as the historical cost of such shares. The fair value of unreleased shares issued subsequent to December 31, 1992 is defined as the trading value of such shares as of March 31, 2006 and March 31, 2005, respectively.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Insurance Plans

Oxford insures various group life and group disability insurance plans covering employees of the Company. Premiums earned by Oxford on these policies were $3.5 million, $3.3 million and $4.5 million for the years ended December 31, 2005, 2004, and 2003, respectively. The group life premiums are paid by the Company and those amounts were eliminated from the Company’s financial statements in consolidation. The group disability premiums are paid by the covered employees.

Post Retirement and Post Employment Benefits

The Company provides medical and life insurance benefits to its eligible employees and their dependents upon retirement from the Company. The retirees must have attained age sixty-five and earned twenty years of full-time service upon retirement for coverage under the medical plan. The medical benefits are capped at a $20,000 lifetime maximum per covered person. The benefits are coordinated with Medicare and any other medical policies in force. Retirees who have attained age sixty-five and earned at least ten years of full-time service upon retirement from the Company are entitled to group term life insurance benefits. The life insurance benefit is $2,000 plus $100 for each year of employment over ten years. The plan is not funded and claims are paid as they are incurred. The Company has elected to use a December 31 measurement date for its post retirement benefit disclosures as of March 31.

The components of net periodic post retirement benefit cost were as follows:
	Year Ended March 31,
	2006	2005	2004
	(In thousands)
Service cost for benefits earned during the period	$373	$316	$315
Interest cost on accumulated postretirement benefit	306	313	331
Other components	(299)	(317)	(293)
Net periodic postretirement benefit cost	$380	$312	$353

The fiscal 2006 and fiscal 2005 post retirement benefit liability included the following components:
	Year Ended March 31,
	2006	2005
	(In thousands)
Beginning of year	$5,376	$5,074
Service cost for benefits earned during the period	373	316
Interest cost on accumulated post retirement benefit	306	313
Benefit payments and expense	(417)	(116)
Actuarial (gain) loss	2,545	(211)
Accumulated postretirement benefit obligation	8,183	5,376
Unrecognized net gain	1,563	4,406
Total post retirement benefit liability	$9,746	$9,782

The discount rate assumptions in computing the information above were as follows:

	Year Ended March 31,
	2006	2005	2004
	(In percentages)
Accumulated postretirement benefit obligation	5.75%	5.75%	6.25%

The discount rate represents the expected yield on a portfolio of high grade (AA to AAA rated or equivalent) fixed income investments with cash flow streams sufficient to satisfy benefit obligations under the plan when due. Fluctuations in the discount rate assumptions primarily reflect changes in U.S. interest rates. The estimated health care cost inflation rates used to measure the accumulated post retirement benefit obligation was 5.00% in fiscal 2006, which was projected to decline annually to an ultimate rate of 4.20% in fiscal 2013.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

If the estimated health care cost inflation rate assumptions were increased by one percent, the accumulated post retirement benefit obligation as of fiscal year-end would increase by approximately $272,973 and the total of the service cost and interest cost components would increase by $55,626. A decrease in the estimated health care cost inflation rate assumption of one percent would decrease the accumulated post retirement benefit obligation as of fiscal year-end by $307,943 and the total of the service cost and interest cost components would decrease by $60,870.

Post employment benefits provided by the Company, other than retirement, are not material.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Amount
(In thousands)
Year-ended:
2007	$230
2008	261
2009	296
2010	337
2011	376
2012 through 2016	2,826
Total	$4,326

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 15: Reinsurance and Policy Benefits and Losses, Claims and Loss Expenses Payable

During their normal course of business, our insurance subsidiaries assume and cede reinsurance on both a coinsurance and a risk premium basis. They also obtain reinsurance for that portion of risks exceeding their retention limits. The maximum amount of life insurance retained on any one life is $150,000.

	Direct Amount (a)	Ceded to Other Companies	Assumed from Other Companies	Net Amount (a)	Percentage of Amount Assumed to Net
	(In thousands)
Year ended December 31, 2005
Life insurance in force	$586,835	$120,220	$1,642,876	$2,109,491	78%
Premiums earned:
Life	$8,708	$1,862	$7,211	$14,057	51%
Accident and health	91,986	1,887	10,071	100,170	10%
Annuity	2,174	-	2,432	4,606	53%
Property and casualty	22,559	3,288	6,730	26,001	26%
Total	$125,427	$7,037	$26,444	$144,834

Year ended December 31, 2004
Life insurance in force	$1,147,380	$336,575	$1,785,441	$2,596,246	69%
Premiums earned:
Life	$9,372	$6,106	$8,365	$11,631	72%
Accident and health	99,402	6,715	17,726	110,413	16%
Annuity	1,901	-	2,291	4,192	55%
Property and casualty	29,965	10,235	5,257	24,987	21%
Total	$140,640	$23,056	$33,639	$151,223

Year ended December 31, 2003
Life insurance in force	$1,134,051	$218,682	$1,842,666	$2,758,035	67%
Premiums earned:
Life	$17,300	$2,840	$7,626	$22,086	35%
Accident and health	109,135	5,346	14,561	118,350	12%
Annuity	1,954	-	2,692	4,646	58%
Property and casualty	106,599	32,969	18,406	92,036	20%
Total	$234,988	$41,155	$43,285	$237,118

(a)  Balances are reported net of inter-segment transactions.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Premiums eliminated in consolidation were as follows:

	RepWest	Oxford
	(In thousands)
2005	$-	$1,519
2004	-	1,474
2003	1,206	2,671

To the extent that a re-insurer is unable to meet its obligation under the related reinsurance agreements, RepWest would remain liable for the unpaid losses and loss expenses. Pursuant to certain of these agreements, RepWest holds letters of credit at years-end in the amount of $5.2 million from re-insurers and has issued letters of credit in the amount of $12.3 million in favor of certain ceding companies.

Policy benefits and losses, claims and loss expenses payable for RepWest were as follows:

	Year Ended December 31,
	2005	2004
	(In thousands)
Unpaid losses and loss adjustment expense	$346,928	$380,875
Reinsurance losses payable	3,475	7,516
Unearned premiums	2,557	2,992
Total	$352,960	$391,383

Activity in the liability for unpaid losses and loss adjustment expenses for RepWest is summarized as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Balance at January 1	$380,875	$416,259	$399,447
Less reinsurance recoverable	189,472	177,635	146,622
Net balance at January 1	191,403	238,624	252,825
Incurred related to:
Current year	6,429	17,960	56,454
Prior years	16,161	21,773	53,127
Total incurred	22,590	39,733	109,581
Paid related to:
Current year	3,774	13,570	22,931
Prior years	44,679	73,384	100,851
Total paid	48,453	86,954	123,782
Net balance at December 31	165,540	191,403	238,624
Plus reinsurance recoverable	181,388	189,472	177,635
Balance at December 31	$346,928	$380,875	$416,259

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 16: Contingent Liabilities and Commitments

The Company leases a portion of its rental equipment and certain of its facilities under operating leases with terms that expire at various dates substantially through 2034 with the exception of one land lease expiring in 2079. At March 31, 2006, AMERCO has guaranteed $193.1 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, the Company has options to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. AMERCO has been leasing equipment since 1987 and has experienced no material losses relating to these types of residual value guarantees.

Lease expenses were as follows:

	Year Ended March 31,
	2006	2005	2004
	(In thousands)
Lease expense	$142,781	$151,354	$160,727

Lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
	(In thousands)
Year-ended March 31:
2007	$11,726	$124,943	$136,669
2008	11,498	92,072	103,570
2009	11,260	75,081	86,341
2010	10,896	62,589	73,485
2011	10,679	39,986	50,665
Thereafter	36,618	34,493	71,111
Total	$92,677	$429,164	$521,841

Note 17: Contingencies

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Securities Litigation

AMERCO is a defendant in a consolidated putative class action lawsuit entitled “In Re AMERCO Securities Litigation”, United States District Court, Case No. CV-N-03-0050-ECR (RAM). The action alleges claims for violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 there under, section 20(a) of the Securities Exchange Act of 1934 and sections 11, 12, and 15 of the Securities Act of 1933. The action alleges, among other things, that AMERCO engaged in transactions with the SAC entities that falsely improved AMERCO’s financial statements and that AMERCO failed to disclose the transactions properly. The action has been transferred to the United States District Court, District of Arizona and assigned to Judge Bryan. Motions to Dismiss are fully briefed and are before the court. Prior to the ruling on the Motions to Dismiss, the parties have agreed to a settlement in principle, subject to final documentation and approval by the Court. The settlement in the amount of $5.0 million, will be covered by AMERCO’s D&O insurance carrier.

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

Based upon the information currently available to Real Estate, compliance with the environmental laws and its share of the costs of investigation and cleanup of known hazardous waste sites are not expected to have a material adverse effect on AMERCO’s financial position or operating results. Real Estate expects to spend approximately $7.6 million through 2011 to remediate these properties.

Other

The Company is named as a defendant in various other litigation and claims arising out of the normal course of business. In managements’ opinion none of these other matters will have a material effect on the Company’s financial position and results of operations.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

During fiscal 2006 subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater, wholly-owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. The Company does not have an equity ownership interest in SAC Holdings, except for minority investments made by RepWest and Oxford in a SAC Holdings-controlled limited partnership which holds Canadian self-storage properties. The Company recorded interest income of $19.4 million and $22.0 million, and received cash interest payments of $11.2 million and $11.7 million, from SAC Holdings during fiscal 2006 and fiscal 2005. The largest aggregate amount of notes receivable outstanding during fiscal 2006 and the aggregate notes receivable balance at March 31, 2006 was $203.7 million, of which $75.1 million is with SAC Holding II and have been eliminated in the consolidating financial statements.

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

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini Storage Realty (“Private Mini”) pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of expenses, of $22.5 million, and $14.4 million from the above mentioned entities during fiscal 2006 and 2005, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

RepWest and Oxford currently hold a 46% limited partnership interest in Securespace Limited Partnership (“Securespace”), a Nevada limited partnership. A SAC Holdings subsidiary serves as the general partner of Securespace and owns a 1% interest. Another SAC Holdings subsidiary owns the remaining 53% limited partnership interest in Securespace. Securespace was formed by SAC Holdings to be the owner of various Canadian self-storage properties. RepWest’s and Oxford’s investment in Securespace is included in Related Party Assets and is accounted for using the equity method. We do not believe that the carrying amount of their investments in Securespace is in excess of fair value.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $2.7 million in both fiscal 2006 and 2005. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At March 31, 2006, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other 13,950 independent dealers. During fiscal 2006 and fiscal 2005, the Company paid the above mentioned entities $36.8 million and $33.1 million, respectively in commissions pursuant to such dealership contracts.

These agreements with Blackwater entities, excluding dealer agreements, provided revenue of $38.7 million, expenses of $2.7 million and cash flows of $27.5 million during fiscal 2006. Revenues and commission expenses related to the Dealer Agreements were $171.5 million and $36.7 million, respectively.

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

Management believes that its sales of self-storage properties to SAC Holdings has provided a unique structure for the Company to earn moving equipment rental revenues and management fee income from the SAC Holdings self-storage properties the Company manages and to participate in SAC Holdings’ excess cash flows as described above.

Independent fleet owners own approximately 2.4% of all U-Haul rental trailers. There are approximately 835 independent fleet owners, including certain officers, directors, employees and stockholders of AMERCO. Such AMERCO officers, directors, employees and stockholders owned less than 1.0% of all U-Haul rental trailers during fiscal 2006, 2005 and 2004, respectively. Payments to these individuals under this program are de minimis (less than one thousand dollars per quarter, per person). All rental equipment is operated under contract with U-Haul whereby U-Haul administers the operations and marketing of such equipment and in return receives a percentage of rental fees paid by customers. Based on the terms of various contracts, rental fees are distributed to U-Haul (for services as operators), to the fleet owners (including certain subsidiaries and related parties of U-Haul) and to rental dealers (including Company-operated U-Haul Centers).

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

In August 2005, RepWest completed the sale of three storage properties to 5 SAC and the sale of nineteen storage properties to Real Estate, for approximately $50.5 million. The gains realized by RepWest were recorded directly to additional paid-in capital. The purchase price was based upon existing re-purchase agreements management believes were consummated on terms equivalent to those that prevail in arm’s-length transactions.

In October 2005, Oxford completed the sale of three storage properties to 5 SAC, one storage property to Real Estate and was fully repaid by U-Haul on a mortgage note secured by twenty-five storage properties. These transactions totaled approximately $38.0 million. The gains realized by Oxford were recorded directly to additional paid-in capital. The purchase price was based upon existing re-purchase agreements management believes were consummated on terms equivalent to those that prevail in arm’s-length transactions.

Related Party Assets

	March 31,
	2006	2005
	(In thousands)
Private Mini notes, receivables and interest	$74,427	$70,887
Oxford note receivable from SAC Holding Corporation	5,040	5,040
U-Haul notes receivable from SAC Holding Corporation	123,578	123,578
U-Haul interest receivable from SAC Holding Corporation	42,189	35,960
U-Haul receivable from SAC Holding Corporation	5,688	1,028
SAC Holding II receivable from parent	2,900	2,202
U-Haul receivable from Mercury	2,342	2,185
Oxford and RepWest investment in Securespace	11,585	11,225
Other	2,719	561
	$270,468	$252,666

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Related Party Liabilities

	March 31,
	2006	2005
	(In thousands)
SAC Holding II Corporation payable to affiliate	$7,165	$11,070

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 20: Statutory Financial Information of Insurance Subsidiaries

Applicable laws and regulations of the State of Arizona require RepWest and Oxford to maintain minimum capital and surplus determined in accordance with statutory accounting principles. Audited statutory net income and statutory capital and surplus for the years-ended are listed below:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
RepWest:
Audited statutory net income (loss)	$1,825	$(5,262)	$(17,051)
Audited statutory capital and surplus	89,824	64,789	69,122
NAFCIC:
Audited statutory net income (loss)	(82)	(494)	732
Audited statutory capital and surplus	3,681	3,759	4,001
Oxford:
Audited statutory net income	10,237	10,736	3,335
Audited statutory capital and surplus	101,466	83,396	64,034
CFLIC:
Audited statutory net income	1,470	2,410	4,057
Audited statutory capital and surplus	22,455	20,981	22,545
NAI:
Audited statutory net income	3,076	1,718	3,067
Audited statutory capital and surplus	16,150	14,442	12,489

The amount of dividends that can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. At December 31, 2005, Oxford cannot distribute any of its statutory surplus as dividends without regulatory approval. RepWest paid $27.0 million in non-cash dividends to its parent during 2005; payment was effected by a reduction in intercompany accounts. Consequently, at December 31, 2005, RepWest did not have any statutory surplus available for distribution without regulatory approval.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 21: Financial Information by Geographic Area

Financial information by geographic area for fiscal 2006 is as follows:

Year Ended	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
March 31, 2006
Total revenues	$2,054,138	$52,488	$2,106,626
Depreciation and amortization, net of (gains) losses on disposal	161,704	5,374	167,078
Interest expense	68,722	759	69,481
Pretax earnings	199,847	426	200,273
Income tax expense	78,335	784	79,119
Identifiable assets	3,298,249	68,969	3,367,218

Financial information by geographic area for fiscal 2005 is as follows:

Year Ended	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
March 31, 2005
Total revenues	$1,956,719	$51,402	$2,008,121
Depreciation and amortization, net of (gains) losses on disposal	145,167	4,448	149,615
Interest expense (income)	73,231	(26)	73,205
Pretax earnings	143,840	1,292	145,132
Income tax expense	55,708	-	55,708
Identifiable assets	3,044,012	72,161	3,116,173

Financial information by geographic area for fiscal 2004 is as follows:

Year Ended	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
March 31, 2004
Total revenues	$2,109,831	$66,163	$2,175,994
Depreciation and amortization, net of (gains) losses on disposal	180,538	7,358	187,896
Interest expense	118,310	3,380	121,690
Pretax earnings (loss)	(1,166)	6,391	5,225
Income tax expense	6,963	1,114	8,077
Identifiable assets	3,328,411	66,337	3,394,748

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 21A: Consolidating Financial Information by Industry Segment

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

This section includes condensed consolidating financial information which presents the condensed consolidating balance sheets as of March 31, 2006 and 2005, respectively and the related condensed consolidating statements of operations and condensed consolidating cash flow statements for the years ended March 31, 2006, 2005, and 2004, respectively for:

(a) Moving and Storage Operations comprised of AMERCO, U-Haul, and Real Estate and the subsidiaries of U-Haul and Real Estate

(b) RepWest and its subsidiary

(c) Oxford and its subsidiaries

(d) SAC Holding II and its subsidiaries

The information includes elimination entries necessary to consolidate AMERCO, the parent with its subsidiaries and SAC Holding II and its subsidiaries.

Investments in subsidiaries are accounted for by the parent using the equity method of accounting.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 21A: Financial Information by Consolidating Industry Segment:
Consolidating balance sheets by industry segment as of March 31, 2006 are as follows:

	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated

	(In thousands)
Assets:
Cash and cash equivalents	$7	$140,499	$856	$-			$141,362	$9,815	$4,027	$-			$155,204	$255	$-			$155,459
Reinsurance recoverables and trade receivables, net	-	17,325	25	-			17,350	199,908	12,921	-			230,179	-	-			230,179
Notes and mortgage receivables, net	-	1,333	1,199	-			2,532	-	-	-			2,532	-	-			2,532
Inventories, net	-	63,585	-	-			63,585	-	-	-			63,585	1,334	-			64,919
Prepaid expenses	2,051	51,166	-	-			53,217	-	-	-			53,217	45	-			53,262
Investments, fixed maturities and marketable equities	-	-	-	-			-	108,563	587,395	-			695,958	-	-			695,958
Investments, other	-	1,314	7,853	-			9,167	113,456	86,738	-			209,361	-	-			209,361
Deferred policy acquisition costs, net	-	-	-	-			-	1,160	46,661	-			47,821	-	-			47,821
Other assets	2	54,390	40,866	-			95,258	2,027	438	-			97,723	4,371	-			102,094
Related party assets	1,219,703	262,330	12,671	(1,147,881)	(d	)	346,823	24,293	10,915	(30,156)	(d	)	351,875	2,900	(84,307)	(d	)	270,468
	1,221,763	591,942	63,470	(1,147,881)			729,294	459,222	749,095	(30,156)			1,907,455	8,905	(84,307)			1,832,053
Investment in subsidiaries	(262,277)	-	-	526,979	(c	)	264,702	-	-	(264,702)	(c	)	-	-	-			-
Investment in SAC Holding II	(14,275)	-	-	-			(14,275)	-	-	-			(14,275)	-	14,275	(c	)	-
Total investment in subsidiaries and SAC Holding II	(276,552)	-	-	526,979			250,427	-	-	(264,702)			(14,275)	-	14,275			-

Property, plant and equipment, at cost:
Land	-	29,159	146,626	-			175,785	-	-	-			175,785	-	-			175,785
Buildings and improvements	-	78,244	661,359	-			739,603	-	-	-			739,603	-	-			739,603
Furniture and equipment	2,590	260,902	17,879	-			281,371	-	-	-			281,371	-	-			281,371
Rental trailers and other rental equipment	-	201,273	-	-			201,273	-	-	-			201,273	-	-			201,273
Rental trucks	-	1,331,891	-	-			1,331,891	-	-	-			1,331,891	-	-			1,331,891
SAC Holding II - property, plant and equipment (b)	-	-	-	-			-	-	-	-			-	153,429	(74,212)	(e	)	79,217
	2,590	1,901,469	825,864	-			2,729,923	-	-	-			2,729,923	153,429	(74,212)			2,809,140
Less: Accumulated depreciation	(334)	(987,598)	(285,687)	-			(1,273,619)	-	-	-			(1,273,619)	(10,020)	9,664	(e	)	(1,273,975)
Total property, plant and equipment	2,256	913,871	540,177	-			1,456,304	-	-	-			1,456,304	143,409	(64,548)			1,535,165
Total assets	$947,467	$1,505,813	$603,647	$(620,902)			$2,436,025	$459,222	$749,095	$(294,858)			$3,349,484	$152,314	$(134,580)			$3,367,218

(a) Balances as of December 31, 2005
(b) Included in this caption is land of $57,169, buildings and improvements of $95,876, and furniture and equipment of $384
(c) Eliminate investment in subsidiaries and SAC Holding II
(d) Eliminate intercompany receivables and payables
(e) Eliminate gain on sale of property from U-Haul to SAC Holding II

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating balance sheets by industry segment as of March 31, 2006 are as follows:
	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$23,405	$203,243	$4,988	$-			$231,636	$-	$3,188	$-			$234,824	$1,054	$-			$235,878
AMERCO's notes and loans payable	-	212,133	753,501	-			965,634	-	-	-			965,634	-	-			965,634
SAC Holding II Corporation notes and loans payable, non-recourse to AMERCO	-	-	-	-			-	-	-	-			-	76,232	-			76,232
Policy benefits and losses, claims and loss expenses payable	-	295,567	-	-			295,567	352,960	151,886	-			800,413	-	-			800,413
Liabilities from investment contracts	-	-	-	-			-	-	449,149	-			449,149	-	-			449,149
Other policyholders' funds and liabilities	-	-	-	-			-	5,222	2,483	-			7,705	-	-			7,705
Deferred income	-	14,412	-	-			14,412	6,136	-	-			20,548	798	-			21,346
Deferred income taxes	181,355	-	-	-			181,355	(46,219)	2,907	-			138,043	(2,967)	(26,984)	(d	)	108,092
Related party liabilities	201	1,134,939	26,994	(1,147,881)	(c	)	14,253	3,728	12,175	(30,156)	(c	)	-	91,472	(84,307)	(c	)	7,165
Total liabilities	204,961	1,860,294	785,483	(1,147,881)			1,702,857	321,827	621,788	(30,156)			2,616,316	166,589	(111,291)			2,671,614
Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-			-	-	-	-			-	-	-			-
Series B preferred stock	-	-	-	-			-	-	-	-			-	-	-			-
Series A common stock	929	-	-	-			929	-	-	-			929	-	-			929
Common stock	9,568	540	1	(541)	(b	)	9,568	3,300	2,500	(5,800)	(b	)	9,568	-	-			9,568
Additional paid-in capital	413,726	121,230	147,481	(268,711)	(b	)	413,726	80,369	26,271	(106,640)	(b	)	413,726	-	(46,071)	(b	)	367,655
Accumulated other comprehensive income (loss)	(28,902)	(29,996)	-	29,996	(b	)	(28,902)	386	331	(717)	(b	)	(28,902)	-	-			(28,902)
Retained earnings (deficit)	765,277	(436,917)	(329,318)	766,235	(b	)	765,277	53,340	98,205	(151,545)	(b	)	765,277	(14,275)	22,782	(b,d	)	773,784
Cost of common shares in treasury, net	(418,092)	-	-	-			(418,092)	-	-	-			(418,092)	-	-			(418,092)
Unearned employee stock ownership plan shares	-	(9,338)	-	-			(9,338)	-	-	-			(9,338)	-	-	-		(9,338)
Total stockholders' equity (deficit)	742,506	(354,481)	(181,836)	526,979			733,168	137,395	127,307	(264,702)			733,168	(14,275)	(23,289)			695,604
Total liabilities and stockholders' equity	$947,467	$1,505,813	$603,647	$(620,902)			$2,436,025	$459,222	$749,095	$(294,858)			$3,349,484	$152,314	$(134,580)			$3,367,218

(a) Balances as of December 31, 2005
(b) Eliminate investment in subsidiaries and SAC Holding II
(c) Eliminate intercompany receivables and payables
(d) Eliminate gain on sale of property from U-Haul to SAC Holding II

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating balance sheets by industry segment as of March 31, 2005 are as follows:

	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated

	(In thousands)
Assets:
Cash and cash equivalents	$14	$37,626	$4,327	$-			$41,967	$10,638	$2,992	$-			$55,597	$358	$-			$55,955
Reinsurance recoverables and trade receivables, net	-	13,074	26	-			13,100	211,821	15,672	-			240,593	-	-			240,593
Notes and mortgage receivables, net	-	1,020	945	-			1,965	-	-	-			1,965	-	-			1,965
Inventories, net	-	62,489	-	-			62,489	-	-	-			62,489	1,169	-			63,658
Prepaid expenses	4,863	24,036	-	-			28,899	-	-	-			28,899	146	-			29,045
Investments, fixed maturities and marketable equities	-	-	-	-			-	100,028	535,150	-			635,178	-	-			635,178
Investments, other	-	936	8,056	-			8,992	144,839	191,376	-			345,207	-	-			345,207
Deferred policy acquisition costs, net	-	-	-	-			-	1,273	51,270	-			52,543	-	-			52,543
Other assets	14,207	59,582	1,737	-			75,526	3,915	1,215	-			80,656	4,239	-			84,895
Related party assets	452,350	521,162	12,600	(650,371)	(d	)	335,741	56,479	32,216	(92,042)	(d	)	332,394	2,202	(81,930)	(d	)	252,666
	471,434	719,925	27,691	(650,371)			568,679	528,993	829,891	(92,042)			1,835,521	8,114	(81,930)			1,761,705
Investment in subsidiaries	1,236,082	-	-	(966,249)	(c	)	269,833	-	-	(269,833)	(c	)	-	-	-			-
Investment in SAC Holding II	(14,659)	-	-	-			(14,659)	-	-	-			(14,659)	-	14,659	(c	)	-
Total investment in subsidiaries and SAC Holding II	1,221,423	-	-	(966,249)			255,174	-	-	(269,833)			(14,659)	-	14,659			-

Property, plant and equipment, at cost:
Land	-	21,265	129,880	-			151,145	-	-	-			151,145	-	-			151,145
Buildings and improvements	-	84,921	601,304	-			686,225	-	-	-			686,225	-	-			686,225
Furniture and equipment	292	247,219	17,705	-			265,216	-	-	-			265,216	-	-			265,216
Rental trailers and other rental equipment	-	199,461	-	-			199,461	-	-	-			199,461	-	-			199,461
Rental trucks	-	1,252,018	-	-			1,252,018	-	-	-			1,252,018	-	-			1,252,018
SAC Holding II - property, plant and equipment (b)	-	-	-	-			-	-	-	-			-	151,806	(74,212)	(e	)	77,594
	292	1,804,884	748,889	-			2,554,065	-	-	-			2,554,065	151,806	(74,212)			2,631,659
Less: Accumulated depreciation	(255)	(1,008,523)	(269,990)	-			(1,278,768)	-	-	-			(1,278,768)	(7,527)	9,104	(e	)	(1,277,191)
Total property, plant and equipment	37	796,361	478,899	-			1,275,297	-	-	-			1,275,297	144,279	(65,108)			1,354,468
Total assets	$1,692,894	$1,516,286	$506,590	$(1,616,620)			$2,099,150	$528,993	$829,891	$(361,875)			$3,096,159	$152,393	$(132,379)			$ 3,116,173

(a) Balances as of December 31, 2004
(b) Included in this caption is land of $56,960, buildings and improvements of $94,620, and furniture and equipment of $226
(c) Eliminate investment in subsidiaries and SAC Holding II
(d) Eliminate intercompany receivables and payables
(e) Eliminate gain on sale of property from U-Haul to SAC Holding II

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating balance sheets by industry segment as of March 31, 2005 are as follows:
	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$17,330	$198,322	$2,736	$-			$218,388	$-	$17,745	$-			$236,133	$1,001	$-			$237,134
AMERCO's notes and loans payable	780,008	-	-	-			780,008	-	-	-			780,008	-	-			780,008
SAC Holding II Corporation notes and loans payable, non-recourse to AMERCO	-	-	-	-			-	-	-	-			-	77,474	-			77,474
Policy benefits and losses, claims and loss expenses payable	-	249,053	-	-			249,053	391,383	164,894	-			805,330	-	-			805,330
Liabilities from investment contracts	-	-	-	-			-	-	503,838	-			503,838	-	-			503,838
Other policyholders' funds and liabilities	-	-	-	-			-	8,669	2,944	-			11,613	-	-			11,613
Deferred income	-	11,716	2	-			11,718	12,143	14,279	-			38,140	603	-			38,743
Deferred income taxes	158,415	-	-	-			158,415	(46,948)	(1,121)	-			110,346	(4,973)	(27,249)	(d	)	78,124
Related party liabilities	115,499	355,997	249,692	(650,371)	(c	)	70,817	8,910	12,315	(92,042)	(c	)	-	92,947	(81,877)	(c	)	11,070
Total liabilities	1,071,252	815,088	252,430	(650,371)			1,488,399	374,157	714,894	(92,042)			2,485,408	167,052	(109,126)			2,543,334
Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-			-	-	-	-			-	-	-			-
Series B preferred stock	-	-	-	-			-	-	-	-			-	-	-			-
Series A common stock	929	-	-	-			929	-	-	-			929	-	-			929
Common stock	9,568	540	1	(541)	(b	)	9,568	3,300	2,500	(5,800)	(b	)	9,568	-	-			9,568
Additional paid-in capital	396,415	121,230	147,481	(268,711)	(b	)	396,415	69,922	16,435	(86,357)	(b	)	396,415	-	(46,071)	(d	)	350,344
Accumulated other comprehensive income (loss)	(24,612)	(33,344)	-	33,344	(b	)	(24,612)	1,879	6,806	(8,685)	(b	)	(24,612)	-	-			(24,612)
Retained earnings (deficit)	657,434	623,663	106,678	(730,341)	(b	)	657,434	79,735	89,256	(168,991)	(b	)	657,434	(14,659)	22,818	(b,d	)	665,593
Cost of common shares in treasury, net	(418,092)	-	-	-			(418,092)	-	-	-			(418,092)	-	-			(418,092)
Unearned employee stock ownership plan shares	-	(10,891)	-	-			(10,891)	-	-	-			(10,891)	-	-			(10,891)
Total stockholders' equity (deficit)	621,642	701,198	254,160	(966,249)			610,751	154,836	114,997	(269,833)			610,751	(14,659)	(23,253)			572,839

Total liabilities and stockholders' equity	$1,692,894	$1,516,286	$506,590	$(1,616,620)			$2,099,150	$528,993	$829,891	$(361,875)			$3,096,159	$152,393	$(132,379)			$3,116,173

(a) Balances as of December 31, 2004
(b) Eliminate investment in subsidiaries and SAC Holding II
(c) Eliminate intercompany receivables and payables
(d) Eliminate gain on sale of property from U-Haul to SAC Holding II

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating income statements by industry segment for period ending March 31, 2006 are as follows:

	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated

	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$1,503,569	$-	$-			$1,503,569	$-	$-	$-			$1,503,569	$9,498	$(9,498)	(b	)	$1,503,569
Self-storage revenues	-	101,437	1,813	-			103,250	-	-	-			103,250	18,869	-			122,119
Self-moving & self-storage products & service sales	-	207,119	-	-			207,119	-	-	-			207,119	16,602	-			223,721
Property management fees	-	23,988	-	-			23,988	-	-	-			23,988	-	(2,793)	(g	)	21,195
Life insurance premiums	-	-	-	-			-	-	120,352	(1,519)	(c	)	118,833	-	-			118,833
Property and casualty insurance premiums	-	-	-	-			-	26,001	-	-	(c	)	26,001	-	-			26,001
Net investment and interest income	5,108	24,894	23	-			30,025	11,357	21,964	(3,543)	(d	)	59,803	-	(6,709)	(d	)	53,094
Other revenue	459	36,926	61,910	(66,778)	(b	)	32,517	-	5,764	(747)	(b	)	37,534	1,270	(710)	(b	)	38,094
Total revenues	5,567	1,897,933	63,746	(66,778)			1,900,468	37,358	148,080	(5,809)			2,080,097	46,239	(19,710)			2,106,626
Costs and expenses:
Operating expenses	12,722	1,085,602	6,197	(66,778)	(b	)	1,037,743	10,769	27,009	(14,647)	(b,c	)	1,060,874	22,909	(2,793)	(g	)	1,080,990
Commission expenses	-	189,599	-	-			189,599	-	-	-			189,599	-	(9,498)	(b	)	180,101
Cost of sales	-	105,872	-	-			105,872	-	-	-			105,872	7,263	-			113,135
Benefits and losses	-	-	-	-			-	22,590	85,732	8,838	(c	)	117,160	-	-			117,160
Amortization of deferred policy acquisition costs	-	-	-	-			-	2,855	21,406	-			24,261	-	-			24,261
Lease expense	81	143,344	66	-			143,491	-	-	-			143,491	-	(710)	(b	)	142,781
Depreciation, net of (gains) losses on disposals	79	131,803	9,071	-			140,953	-	-	-			140,953	2,424	(560)	(e	)	142,817
Total costs and expenses	12,882	1,656,220	15,334	(66,778)			1,617,658	36,214	134,147	(5,809)			1,782,210	32,596	(13,561)			1,801,245
Equity in earnings of subsidiaries	163,004	-	-	(153,424)	(f	)	9,580	-	-	(9,580)	(f	)	-	-	-			-
Equity in earnings of SAC Holding II	384	-	-	-			384	-	-	-			384	-	(384)	(f	)	-
Total - equity in earnings of subsidiaries and SAC Holding II	163,388	-	-	(153,424)			9,964	-	-	(9,580)			384	-	(384)			-
Earnings from operations	156,073	241,713	48,412	(153,424)			292,774	1,144	13,933	(9,580)			298,271	13,643	(6,533)			305,381
Interest income (expense)	(24,636)	(14,383)	(24,331)	-			(63,350)	-	-	-			(63,350)	(12,840)	6,709	(d	)	(69,481)
Fees on early extinguishment of debt	(35,627)	-	-	-			(35,627)	-	-	-			(35,627)	-	-			(35,627)
Pretax earnings	95,810	227,330	24,081	(153,424)			193,797	1,144	13,933	(9,580)			199,294	803	176			200,273
Income tax benefit (expense)	24,996	(87,910)	(10,077)	-			(72,991)	(513)	(4,984)	-			(78,488)	(419)	(212)	(e	)	(79,119)
Net earnings	120,806	139,420	14,004	(153,424)			120,806	631	8,949	(9,580)			120,806	384	(36)			121,154
Less: Preferred stock dividends	(12,963)	-	-	-			(12,963)	-	-	-			(12,963)	-	-			(12,963)
Earnings available to common shareholders	$107,843	$139,420	$14,004	$(153,424)			$107,843	$631	$8,949	$(9,580)			$107,843	$384	$(36)			$108,191
(a) Balances for the year ended December 31, 2005
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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating income statements by industry segment for period ending March 31, 2005 are as follows:

	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated

	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$1,437,895	$-	$-			$1,437,895	$-	$-	$-			$1,437,895	$9,008	$(9,008)	(b	)	$1,437,895
Self-storage revenues	-	94,431	1,771	-			96,202	-	-	-			96,202	17,953	-			114,155
Self-moving & self-storage products & service sales	-	191,078	-	-			191,078	-	-	-			191,078	15,020	-			206,098
Property management fees	-	14,434	-	-			14,434	-	-	-			14,434	-	(2,595)	(g	)	11,839
Life insurance premiums	-	-	-	-			-	-	127,710	(1,474)	(c	)	126,236	-	-			126,236
Property and casualty insurance premiums	-	-	-	-			-	24,987	-	-			24,987	-	-			24,987
Net investment and interest income	7,796	22,030	76	-			29,902	16,430	23,476	(5,109)	(d	)	64,699	-	(7,960)	(d	)	56,739
Other revenue	552	27,489	56,116	(62,001)	(b	)	22,156	-	8,298	(763)	(b	)	29,691	1,191	(710)	(b	)	30,172
Total revenues	8,348	1,787,357	57,963	(62,001)			1,791,667	41,417	159,484	(7,346)			1,985,222	43,172	(20,273)			2,008,121
Costs and expenses:
Operating expenses	18,065	1,100,737	7,051	(62,001)	(b	)	1,063,852	11,787	42,166	(16,504)	(b,c	)	1,101,301	23,491	(2,595)	(g	)	1,122,197
Commission expenses	-	181,315	-	-			181,315	-	-	-			181,315	-	(9,008)	(b	)	172,307
Cost of sales	-	98,877	-	-			98,877	-	-	-			98,877	6,432	-			105,309
Benefits and losses	-	-	-	-			-	39,733	91,452	9,158	(c	)	140,343	-	-			140,343
Amortization of deferred policy acquisition costs	-	-	-	-			-	4,711	23,801	-			28,512	-	-			28,512
Lease expense	90	151,937	37	-			152,064	-	-	-			152,064	-	(710)	(b	)	151,354
Depreciation, net of (gains) losses on disposals	31	114,038	4,811	-			118,880	-	-	-			118,880	2,783	(560)	(e	)	121,103
Total costs and expenses	18,186	1,646,904	11,899	(62,001)			1,614,988	56,231	157,419	(7,346)			1,821,292	32,706	(12,873)			1,841,125
Equity in earnings of subsidiaries	108,673	-	-	(117,135)	(f	)	(8,462)	-	-	8,462	(f	)	-	-	-			-
Equity in earnings of SAC Holding II	(2,232)	-	-	-			(2,232)	-	-	-			(2,232)	-	2,232	(f	)	-
Total - equity in earnings of subsidiaries and SAC Holding II	106,441	-	-	(117,135)			(10,694)	-	-	8,462			(2,232)	-	2,232			-
Earnings (loss) from operations	96,603	140,453	46,064	(117,135)			165,985	(14,814)	2,065	8,462			161,698	10,466	(5,168)			166,996
Interest income (expense)	(70,235)	15,687	(12,430)	-			(66,978)	-	-	-			(66,978)	(14,187)	7,960	(d	)	(73,205)
Litigation settlement, net of costs, fees and expenses	51,341	-	-	-			51,341	-	-	-			51,341	-	-			51,341
Pretax earnings (loss)	77,709	156,140	33,634	(117,135)			150,348	(14,814)	2,065	8,462			146,061	(3,721)	2,792			145,132
Income tax benefit (expense)	11,367	(59,160)	(13,479)	-			(61,272)	5,104	(817)	-			(56,985)	1,489	(212)	(e	)	(55,708)
Net earnings (loss)	89,076	96,980	20,155	(117,135)			89,076	(9,710)	1,248	8,462			89,076	(2,232)	2,580			89,424
Less: Preferred stock dividends	(12,963)	-	-	-			(12,963)	-	-	-			(12,963)	-	-			(12,963)
Earnings (loss) available to common shareholders	$76,113	$96,980	$20,155	$(117,135)			$76,113	$(9,710)	$1,248	$8,462			$76,113	$(2,232)	$2,580			$76,461
(a) Balances for the year ended December 31, 2004
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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating income statements by industry segment for period ending March 31, 2004 are as follows

	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holdings	Eliminations			Total Consolidated

	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$1,380,991	$217	$-			$1,381,208	$-	$-	$-			$1,381,208	$29,155	$(29,155)	(b	)	$1,381,208
Self-storage revenues	-	118,335	2,869	-			121,204	-	-	-			121,204	126,436	-			247,640
Self-moving & self-storage products & service sales	-	182,327	61	-			182,388	-	-	-			182,388	50,577	-			232,965
Property management fees	-	12,974	-	-			12,974	-	-	-			12,974	-	(12,715)	(g	)	259
Life insurance premiums	-	-	-	-			-	-	147,753	(2,671)	(c	)	145,082	-	-			145,082
Property and casualty insurance premiums	-	-	-	-			-	93,242	-	(1,206)	(c	)	92,036	-	-			92,036
Net investment and interest income	866	21,504	16,089	-			38,459	21,699	19,046	(4,088)	(d	)	75,116	-	(36,835)	(d	)	38,281
Other revenue	1,550	35,580	56,668	(61,159)	(b	)	32,639	-	11,013	(2,497)	(b	)	41,155	12,787	(15,419)	(b	)	38,523
Total revenues	2,416	1,751,711	75,904	(61,159)			1,768,872	114,941	177,812	(10,462)			2,051,163	218,955	(94,124)			2,175,994

Costs and expenses:
Operating expenses	37,080	1,062,695	8,063	(61,159)	(b	)	1,046,679	27,403	38,111	(15,056)	(b,c	)	1,097,137	108,412	(25,553)	(g	)	1,179,996
Commission expenses	-	176,165	-	-			176,165	-	-	-			176,165	-	(29,155)	(b	)	147,010
Cost of sales	-	87,430	26	-			87,456	-	-	-			87,456	24,450	-			111,906
Benefits and losses	-	-	-	-			-	109,362	103,491	4,594	(c	)	217,447	-	-			217,447
Amortization of deferred policy acquisition costs	-	-	-	-			-	14,126	24,957	-			39,083	-	-			39,083
Lease expense	786	159,869	2,653	-			163,308	-	-	-			163,308	-	(2,581)	(b	)	160,727
Depreciation, net of (gains) losses on disposals	39	125,093	4,209	-			129,341	-	-	-			129,341	21,400	(1,928)	(e	)	148,813
Restructuring expenses	44,097	-	-				44,097	-	-	-			44,097	-	-			44,097
Total costs and expenses	82,002	1,611,252	14,951	(61,159)			1,647,046	150,891	166,559	(10,462)			1,954,034	154,262	(59,217)			2,049,079
Equity in earnings of subsidiaries	98,368	-	-	(115,050)	(f	)	(16,682)	-	-	16,682	(f	)	-	-	-			-
Equity in earnings of SAC Holdings	(11,551)	-	-	-			(11,551)	-	-	-			(11,551)	-	11,551	(f	)	-
Total - equity in earnings of subsidiaries and SAC Holdings	86,817	-	-	(115,050)			(28,233)	-	-	16,682			(11,551)	-	11,551			-
Earnings (loss) from operations	7,231	140,459	60,953	(115,050)			93,593	(35,950)	11,253	16,682			85,578	64,693	(23,356)			126,915
Interest income (expense)	(56,968)	8,560	(29,154)	-			(77,562)	-	-	-			(77,562)	(80,963)	36,835	(d	)	(121,690)
Pretax earnings (loss)	(49,737)	149,019	31,799	(115,050)			16,031	(35,950)	11,253	16,682			8,016	(16,270)	13,479			5,225
Income tax benefit (expense)	45,690	(52,992)	(12,776)	-			(20,078)	12,508	(4,493)	-			(12,063)	4,719	(733)	(e	)	(8,077)
Net earnings (loss)	(4,047)	96,027	19,023	(115,050)			(4,047)	(23,442)	6,760	16,682			(4,047)	(11,551)	12,746			(2,852)
Less: Preferred stock dividends	(12,963)	-	-	-			(12,963)	-	-	-			(12,963)	-	-			(12,963)
Earnings (loss) available to common shareholders	$(17,010)	$96,027	$19,023	$(115,050)			$(17,010)	$(23,442)	$6,760	$16,682			$(17,010)	$(11,551)	$12,746			$(15,815)
(a) Balances for the year ended December 31, 2003
(b) Eliminate intercompany lease income and commission income
(c ) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate gain on sale of surplus property from U-Haul to SAC Holdings
(f) Eliminate equity in earnings of subsidiaries and equity in earnings of SAC Holdings
(g) Eliminate management fees charged to SAC Holdings and other intercompany operating expenses

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating cash flow statements by industry segment for the year ended March 31, 2006, are as follows:

	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated

Cash flows from operating activities:	(In thousands)
Net earnings (loss)	$120,806	$139,420	$14,004	$(153,424)	$120,806	$631	$8,949	$(9,580)	$120,806	$384	$(36)	$121,154
Earnings from consolidated entities	(163,388)	-	-	153,424	(9,964)	-	-	9,580	(384)	-	384	-
Depreciation	79	121,817	9,687	-	131,583	-	-	-	131,583	2,424	(560)	133,447
Amortization of deferred policy acquisition costs	-	-	-	-	-	2,855	21,406	-	24,261	-	-	24,261
Change in provision for losses on trade receivables	-	(188)	-	-	(188)	-	5	-	(183)	-	-	(183)
Change in provision for losses on mortgage notes	-	(2,230)	-	-	(2,230)	-	-	-	(2,230)	-	-	(2,230)
Change in provision for inventory reserve	-	2,458	-	-	2,458	-	-	-	2,458	-	-	2,458
Net (gain) loss on sale of real and personal property	-	9,986	(616)	-	9,370	-	-	-	9,370	-	-	9,370
Net (gain) loss on sale of investments	-	-	-	-	-	1,377	1,031	-	2,408	-	-	2,408
Write-off of unamortized debt issuance costs	13,629	-	-	-	13,629	-	-	-	13,629	-	-	13,629
Deferred income taxes	22,940	(8)	-	-	22,932	3,526	(300)	-	26,158	2,006	265	28,429
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(3,999)	1	-	(3,998)	11,913	2,746	-	10,661	-	-	10,661
Inventories	-	(3,431)	-	-	(3,431)	-	-	-	(3,431)	(165)	-	(3,596)
Prepaid expenses	3,142	(32,052)	-	-	(28,910)	-	-	-	(28,910)	101	-	(28,809)
Capitalization of deferred policy acquisition costs	-	-	-	-	-	(2,742)	(9,368)	-	(12,110)	-	-	(12,110)
Other assets	576	10,345	(14,684)	-	(3,763)	1,661	777	-	(1,325)	(132)	-	(1,457)
Related party assets	(218)	(14,223)	(79)	-	(14,520)	4,932	(181)	-	(9,769)	(698)	2,377	(8,090)
Accounts payable and accrued expenses	30,128	23,089	(4,009)	-	49,208	-	(12,735)	-	36,473	123	-	36,596
Policy benefits and losses, claims and loss expenses payable	-	46,514	-	-	46,514	(38,423)	(13,009)	-	(4,918)	-	-	(4,918)
Other policyholders' funds and liabilities	-	-	-	-	-	(3,447)	(461)	-	(3,908)	-	-	(3,908)
Deferred income	-	2,672	(2)	-	2,670	(6,007)	554	-	(2,783)	195	-	(2,588)
Related party liabilities	(447)	(55,594)	-	-	(56,041)	(5,182)	(140)	21,252	(40,111)	(1,475)	(2,430)	(44,016)
Net cash provided (used) by operating activities	27,247	244,576	4,302	-	276,125	(28,906)	(726)	21,252	267,745	2,763	-	270,508
Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(2,298)	(314,793)	(65,025)	-	(382,116)	-	-	39,358	(342,758)	(1,624)	-	(344,382)
Short term investments	-	-	-	-	-	(245,950)	(288,156)	-	(534,106)	-	-	(534,106)
Fixed maturity investments	-	-	-	-	-	(51,021)	(209,117)	-	(260,138)	-	-	(260,138)
Mortgage loans	-	-	-	-	-	-	(8,868)	-	(8,868)	-	-	(8,868)
Proceeds from sales of:
Property, plant and equipment	-	59,301	659	-	59,960	-	-	-	59,960	-	-	59,960
Short term investments	-	-	-	-	-	229,590	371,260	-	600,850	-	-	600,850
Fixed maturity investments	-	-	-	-	-	28,863	130,753	-	159,616	-	-	159,616
Equity securities	-	-	-	-	-	-	6,769	-	6,769	-	-	6,769
Preferred stock	-	-	-	-	-	10,030	1,620	-	11,650	-	-	11,650
Real estate	-	-	-	-	-	56,571	19,175	(39,358)	36,388	-	-	36,388
Mortgage loans	-	-	-	-	-	-	33,014	(21,252)	11,762	-	-	11,762
Payments from notes and mortgage receivables	-	1,917	(254)	-	1,663	-	-	-	1,663	-	-	1,663
Net cash provided (used) by investing activities	(2,298)	(253,575)	(64,620)	-	(320,493)	28,083	56,450	(21,252)	(257,212)	(1,624)	-	(258,836)
	(page 1 of 2)
(a) Balance for the year ended December 31, 2005

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2006, are as follows:

	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated

Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	80,266	244,447	952,334	-	1,277,047	-	-	-	1,277,047	-	-	1,277,047
Principal repayments on credit facilities	(860,274)	(12,970)	(218,856)	-	(1,092,100)	-	-	-	(1,092,100)	(1,242)	-	(1,093,342)
Debt issuance costs	-	(5,143)	(24,445)	-	(29,588)	-	-	-	(29,588)	-	-	(29,588)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	1,553	-	-	1,553	-	-	-	1,553	-	-	1,553
Proceeds from (repayment of) intercompany loans	768,015	(115,829)	(652,186)	-	-	-	-	-	-	-	-	-
Preferred stock dividends paid	(12,963)	-	-	-	(12,963)	-	-	-	(12,963)	-	-	(12,963)
Investment contract deposits	-	-	-	-	-	-	20,322	-	20,322	-	-	20,322
Investment contract withdrawals	-	-	-	-	-	-	(75,011)	-	(75,011)	-	-	(75,011)
Net cash provided (used) by financing activities	(24,956)	112,058	56,847	-	143,949	-	(54,689)	-	89,260	(1,242)	-	88,018

Effects of exchange rate on cash	-	(186)	-	-	(186)	-	-	-	(186)	-	-	(186)

Increase (decrease) in cash and cash equivalents	(7)	102,873	(3,471)	-	99,395	(823)	1,035	-	99,607	(103)	-	99,504
Cash and cash equivalents at beginning of period	14	37,626	4,327	-	41,967	10,638	2,992	-	55,597	358	-	55,955
Cash and cash equivalents at end of period	$7	$140,499	$856	$-	$141,362	$9,815	$4,027	$-	$155,204	$255	$-	$155,459
	(page 2 of 2)
(a) Balance for the year ended December 31, 2005

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating cash flow statements by industry segment for the year ended March 31, 2005, are as follows:

	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated

Cash flows from operating activities:	(In thousands)
Net earnings (loss)	$89,076	$96,980	$20,155	$(117,135)	$89,076	$(9,710)	$1,248	$8,462	$89,076	$(2,232)	$2,580	$89,424
Earnings from consolidated entities	(106,441)	-	-	117,135	10,694	-	-	(8,462)	2,232	-	(2,232)	-
Depreciation	31	107,234	8,603	-	115,868	-	-	-	115,868	2,783	(560)	118,091
Amortization of deferred policy acquisition costs	-	-	-	-	-	4,711	23,801	-	28,512	-	-	28,512
Provision for losses on accounts receivables	-	(620)	-	-	(620)	-	-	-	(620)	114	-	(506)
Provision for inventory reserves	-	(1,000)	-	-	(1,000)	-	-	-	(1,000)	-	-	(1,000)
Net (gain) loss on sale of real and personal property	-	6,804	(3,792)	-	3,012	-	-	-	3,012	-	-	3,012
Net (gain) loss on sale of investments	-	-	-	-	-	577	39	-	616	-	-	616
Deferred income taxes	33,060	-	-	-	33,060	(3,740)	(13,649)	46,947	62,618	(1,505)	-	61,113
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	4,730	14,830	-	19,560	11,926	703	-	32,189	-	-	32,189
Inventories	-	(9,567)	-	-	(9,567)	-	-	-	(9,567)	(289)	-	(9,856)
Prepaid expenses	(4,782)	(1,918)	2	-	(6,698)	-	-	-	(6,698)	(4)	-	(6,702)
Capitalization of deferred policy acquisition costs	-	-	-	-	-	(2,141)	(6,732)	-	(8,873)	-	-	(8,873)
Other assets	5,388	(28,134)	(1,727)	-	(24,473)	(250)	442	-	(24,281)	394	-	(23,887)
Related party assets	23,123	(6,069)	701	41,674	59,429	18,377	17,955	(15,610)	80,151	(2,204)	(3,167)	74,780
Accounts payable and accrued expenses	(61,640)	(13,864)	(413)	-	(75,917)	(734)	(19,846)	-	(96,497)	475	-	(96,022)
Policy benefits and losses, claims and loss expenses payable	-	42,458	-	-	42,458	(45,211)	(12,865)	-	(15,618)	-	-	(15,618)
Other policyholders' funds and liabilities	-	-	-	-	-	(2,700)	10,610	-	7,910	-	-	7,910
Deferred income	-	(11,329)	(34)	-	(11,363)	(3,086)	-	-	(14,449)	42	-	(14,407)
Related party liabilities	(21,652)	47,024	(754)	(41,674)	(17,056)	377	23,067	(31,337)	(24,949)	3,491	3,379	(18,079)
Net cash provided (used) by operating activities	(43,837)	232,729	37,571	-	226,463	(31,604)	24,773	-	219,632	1,065	-	220,697
Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(3)	(280,141)	(4,267)	-	(284,411)	-	-	-	(284,411)	(555)	-	(284,966)
Short term investments	-	-	-	-	-	(16,830)	-	-	(16,830)	-	-	(16,830)
Fixed maturity investments	-	-	-	-	-	(4,992)	(93,219)	-	(98,211)	-	-	(98,211)
Equity securities	-	-	-	-	-	-	(6,349)	-	(6,349)	-	-	(6,349)
Real estate	-	-	-	-	-	-	(63)	-	(63)	-	-	(63)
Mortgage loans	-	-	-	-	-	-	(2,750)	-	(2,750)	-	-	(2,750)
Proceeds from sales of:
Property, plant and equipment	-	232,691	11,016	-	243,707	-	-	-	243,707	-	-	243,707
Short term investments	-	-	-	-	-	-	10,866	-	10,866	-	-	10,866
Fixed maturity investments	-	-	-	-	-	36,336	115,688	-	152,024	-	-	152,024
Equity securities	-	-	-	-	-	56	-	-	56	-	-	56
Preferred stock	-	-	-	-	-	12,000	3,803	-	15,803	-	-	15,803
Real estate	-	-	-	-	-	15,672	513	-	16,185	-	-	16,185
Mortgage loans	-	-	-	-	-	-	5,368	-	5,368	-	-	5,368
Payments from notes and mortgage receivables	-	717	619	-	1,336	-	-	-	1,336	-	-	1,336
Net cash provided (used) by investing activities	(3)	(46,733)	7,368	-	(39,368)	42,242	33,857	-	36,731	(555)	-	36,176
	(page 1 of 2)
(a) Balance for the year ended December 31, 2004

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2005, are as follows:

	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated

Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	129,355	-	-	-	129,355	-	-	-	129,355	-	-	129,355
Principal repayments on credit facilities	(212,242)	-	-	-	(212,242)	-	-	-	(212,242)	(1,163)	-	(213,405)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	1,135	-	-	1,135	-	-	-	1,135	-	-	1,135
Payoff of capital leases	-	(99,609)	-	-	(99,609)	-	-	-	(99,609)	-	-	(99,609)
Proceeds from (repayment of) intercompany loans	155,908	(114,635)	(41,273)	-	-	-	-	-	-	-	-	-
Preferred stock dividends paid	(29,167)	-	-	-	(29,167)	-	-	-	(29,167)	-	-	(29,167)
Investment contract deposits	-	-	-	-	-	-	26,331	-	26,331	-	-	26,331
Investment contract withdrawals	-	-	-	-	-	-	(97,137)	-	(97,137)	-	-	(97,137)
Net cash provided (used) by financing activities	43,854	(213,109)	(41,273)	-	(210,528)	-	(70,806)	-	(281,334)	(1,163)	-	(282,497)

Effects of exchange rate on cash	-	22	-	-	22	-	-	-	22	-	-	22

Increase (decrease) in cash and cash equivalents	14	(27,091)	3,666	-	(23,411)	10,638	(12,176)	-	(24,949)	(653)	-	(25,602)
Cash and cash equivalents at beginning of period	-	64,717	661	-	65,378	-	15,168	-	80,546	1,011	-	81,557
Cash and cash equivalents at end of period	$14	$37,626	$4,327	$-	$41,967	$10,638	$2,992	$-	$55,597	$358	$-	$55,955
	(page 2 of 2)
(a) Balance for the year ended December 31, 2004

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating cash flow statements by industry segment for the year ended March 31, 2004 are as follows:

	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holdings	Elimination	Total Consolidated

Cash flows from operating activities:	(In thousands)
Net earnings (loss)	$(4,047)	$96,027	$19,023	$(115,050)	$(4,047)	$(23,442)	$6,760	$16,682	$(4,047)	$(11,551)	$12,746	$(2,852)
Earnings from consolidated entities	(86,817)	-	-	115,050	28,233	-	-	(16,682)	11,551	-	(11,551)	-
Depreciation	39	116,708	8,670	-	125,417	-	-	-	125,417	21,400	(1,928)	144,889
Amortization of deferred policy acquisition costs	-	-	-	-	-	14,126	24,957	-	39,083	-	-	39,083
Provision for losses on accounts receivables	-	(271)	-	-	(271)	-	-	-	(271)	-	-	(271)
Provision for inventory reserves	-	(267)	-	-	(267)	-	-	-	(267)	-	-	(267)
Net (gain) loss on sale of real and personal property	-	8,385	(4,461)	-	3,924	-	-	-	3,924	-	-	3,924
Net (gain) loss on sale of investments	-	-	-	-	-	-	(1,962)	-	(1,962)	-	-	(1,962)
Deferred income taxes	4,909	(214,715)	(94,914)	312,193	7,473	(43,207)	3,864	40,865	8,995	16,450	70,597	96,042
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	1,557	(2,033)	-	(476)	680	6,683	-	6,887	-	-	6,887
Inventories	-	(2,426)	4	-	(2,422)	-	-	-	(2,422)	3,157	-	735
Prepaid expenses	6	7,990	9	-	8,005	-	-	-	8,005	669	-	8,674
Capitalization of deferred policy acquisition costs	-	-	-	-	-	(4,763)	(12,468)	-	(17,231)	-	-	(17,231)
Other assets	(7,166)	(14,078)	3,981	-	(17,263)	219	(762)	-	(17,806)	20,002	-	2,196
Related party assets	(48,775)	(43,558)	-	60,943	(31,390)	32,510	16,249	(113,106)	(95,737)	-	(151,424)	(247,161)
Accounts payable and accrued expenses	127,770	(46,714)	(10,158)	-	70,898	(28,395)	7,645	-	50,148	(10,868)	-	39,280
Policy benefits and losses, claims and loss expenses payable	-	37,929	-	-	37,929	(48,790)	(5,033)	-	(15,894)	-	-	(15,894)
Other policyholders' funds and liabilities	-	-	-	-	-	(8,795)	218	-	(8,577)	-	-	(8,577)
Deferred income	(2,863)	(7,898)	(975)	-	(11,736)	15,229	14,279	-	17,772	(5,009)	-	12,763
Related party liabilities	(123,269)	264,942	95,668	(390,636)	(153,295)	8,533	(39,567)	15,599	(168,730)	(42,467)	88,121	(123,076)
Net cash provided (used) by operating activities	(140,213)	203,611	14,814	(17,500)	60,712	(86,095)	20,863	(56,642)	(61,162)	(8,217)	6,561	(62,818)
Cash flows from investing activities:
Purchases of:
Property, plant and equipment	-	(188,521)	(4,042)	-	(192,563)	-	-	-	(192,563)	(5,880)	-	(198,443)
Fixed maturity investments	-	-	-	-	-	(6,290)	(71,094)	-	(77,384)	-	-	(77,384)
Equity securities	-	-	-	-	-	-	(1,736)	-	(1,736)	-	-	(1,736)
Other asset investments, net	-	811	-	-	811	(13,403)	(43,413)	56,642	637	-	-	637
Real estate	-	-	-	-	-	(14,294)	(2,862)	-	(17,156)	-	-	(17,156)
Mortgage loans	-	-	-	-	-	-	(450)	-	(450)	-	-	(450)
Proceeds from sales of:
Property, plant and equipment	45	42,589	11,022	-	53,656	-	-	-	53,656	9,519	-	63,175
Fixed maturity investments	-	-	-	-	-	115,559	127,931	-	243,490	-	-	243,490
Equity securities	-	-	-	-	-	-	3,452	-	3,452	-	-	3,452
Preferred stock	-	-	-	-	-	-	16,882	-	16,882	-	-	16,882
Real estate	-	-	-	-	-	415	5,923	-	6,338	-	-	6,338
Mortgage loans	-	329	1,153	-	1,482	-	14,892	-	16,374	-	-	16,374
Payments from notes and mortgage receivables	-	4,248	760	-	5,008	-	-	-	5,008	-	-	5,008
Net cash provided (used) by investing activities	45	(140,544)	8,893	-	(131,606)	81,987	49,525	56,642	56,548	3,639	-	60,187
	(page 1 of 2)
(a) Balance for the year ended December 31, 2003

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2004 are as follows:

	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holdings	Elimination	Total Consolidated

Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	785,942	-	4	-	785,946	-	-	-	785,946	211,068	-	997,014
Principal repayments on credit facilities	(745,407)	(32,583)	(101,506)	-	(879,496)	-	-	-	(879,496)	(210,141)	201,453	(888,184)
Debt issuance costs	(24,831)	-	-	-	(24,831)	-	-	-	(24,831)	-	-	(24,831)
Leveraged Employee Stock Ownership Plan - repayments from loan	(20)	1,171	-	-	1,151	-	-	-	1,151	-	-	1,151
Proceeds from (repayment of) related party notes payable	(17,500)	-	208,014	17,500	208,014	-	-	-	208,014	-	(208,014)	-
Proceeds from (repayment of) related party loans	126,701	3,031	(129,732)	-	-	-	-	-	-	-	-	-
Preferred stock dividends paid	(3,241)	-	-	-	(3,241)	-	-	-	(3,241)	-	-	(3,241)
Investment contract deposits	-	-	-	-	-	-	50,990	-	50,990	-	-	50,990
Investment contract withdrawals	-	-	-	-	-	-	(115,530)	-	(115,530)	-	-	(115,530)
Net cash provided (used) by financing activities	121,644	(28,381)	(23,220)	17,500	87,543	-	(64,540)	-	23,003	927	(6,561)	17,369

Effects of exchange rate on cash	-	(15)	-	-	(15)	-	-	-	(15)	-	-	(15)

Increase (decrease) in cash and cash equivalents	(18,524)	34,671	487	-	16,634	(4,108)	5,848	-	18,374	(3,651)	-	14,723
Cash and cash equivalents at beginning of period	18,524	30,046	174	-	48,744	4,108	9,320	-	62,172	4,662	-	66,834
Cash and cash equivalents at end of period	$-	$64,717	$661	$-	$65,378	$-	$15,168	$-	$80,546	$1,011	$-	$81,557
	(page 2 of 2)
(a) Balance for the year ended December 31, 2003

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 22: Subsequent Events

Preferred Stock Dividends

On May 3, 2006, the Board of Directors of AMERCO, the holding Company for U-Haul International, Inc., and other companies, declared a regular quarterly cash dividend of $0.53125 per share on the Company’s Series A, 8 1/2 percent Preferred Stock. The dividend was paid June 1, 2006 to holders of record on May 15, 2006.

New Financings

On June 7, 2006, U-Haul International, Inc. and certain subsidiaries entered into a $150.0 million term loan facility with BTMU Capital Corporation that is expected to be drawn down over the next several months to fund the acquisition of new rental trucks. The credit facility is secured by a portion of the Company’s new truck rental fleet. The above discussion of select terms of the agreements and is qualified in its entirety by reference to our agreements with BTMU Capital Corporation filed as Exhibits 10.85, 10.86 and 10.87 hereto.

    On June 7, 2006, U-Haul International, Inc. and certain subsidiaries entered into a $50.0 million term loan facility with Bayerische Hypo-und Vereinsbank that is expected to be drawn down over the next several months to fund the acquisition of new rental trucks. The credit facility is secured by a portion of the Company’s new truck rental fleet. The above discussion of select terms of the agreements and is qualified in its entirety by reference to our agreements with Bayerische Hypo-und Vereinsbank filed as Exhibits 10.91 and 10.92 hereto.

    The existing Merrill Lynch Rental Truck Amortizing Loan and Revolving Credit Agreement were amended to clarify their security interests in only those trucks serving as collateral for those loans. The above discussion is merely a description of select terms of the amendments and is qualified in its entirety by reference to such amendments with Merrill Lynch Commercial Finance Corporation filed as Exhibits 10.88 and 10.89 hereto.

ADDITIONAL INFORMATION

NOTES TO SUMMARY OF EARNINGS OF INDEPENDENT RENTAL FLEETS

The following Summary of Earnings of Independent Rental Fleets is presented for purposes of analysis and is not a required part of the basic financial statements.

	Year Ended March 31,
	2006	2005	2004	2003	2002
	(In thousands, except earnings per $100 of average Investment)
Earnings data (Note A):
Fleet owner income:
Credited to fleet owner gross rental income	$430	$560	$739	$823	$1,028
Credited to trailer accident fund (Notes D and E)	27	34	46	49	61
Total fleet owner income	457	594	785	872	1,089
Fleet owner operation expenses:
Charged to fleet owner (Note C)	301	383	437	422	532
Charged to trailer accident fund (Note F)	6	7	8	9	15
Total fleet owner operation expenses	307	390	445	431	547
Fleet owner earnings before trailer accident fund credit, depreciation and income taxes	130	177	304	402	496
Trailer accident fund credit (Note D)	20	27	36	39	46
Net fleet owner earnings before depreciation and income taxes	150	204	340	441	542
Investment data (Note A):
Amount at end of year	717	967	1,202	1,389	1,663
Average amount during year	842	1,085	1,296	1,526	1,855
Net fleet owner earnings before depreciation and income taxes per $100 of average investment (Note B) audited)	$12.48	$14.01	$18.84	$19.95	$20.06

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

ADDITIONAL INFORMATION

NOTES TO SUMMARY OF EARNINGS OF INDEPENDENT RENTAL FLEETS—(CONTINUED)

(C) A summary of operations expenses charged directly to independent fleet owners follows:

	Year Ended March 31,
	2006	2005	2004	2003	2002
	(In thousands)
Licenses	$24	$31	$41	$52	$86
Public liability insurance	33	37	48	53	65
Repairs and maintenance	244	315	348	317	381
	$301	$383	$437	$422	$532

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

(E) Commissions foregone for transfer to the Trailer Accident Fund follow:

	Fleet Owners
	Subsidiary U-Haul Companies	Subsidiary Companies	Independent	Total
	(In thousands)
Year ended:
March 31, 2006	$9,285	$4,972	$27	$14,284
March 31, 2005	8,450	4,516	34	13,000
March 31, 2004	7,704	4,102	46	11,852
March 31, 2003	6,845	3,637	49	10,531
March 31, 2002	6,385	3,377	61	9,823

(F) A summary of independent fleet owner expenses borne by the Trailer Accident Fund follows:

	Fleet Owners
	Subsidiary U-Haul Companies	Subsidiary Companies	Independent	Sub Total	Trailer Accident Retirements	Total Trailer Accident Repair Expenses
	(In thousands)
Year ended:
March 31, 2006	$2,170	$1,162	$6	$3,338	$443	$3,781
March 31, 2005	1,717	917	7	2,641	388	3,029
March 31, 2004	1,366	727	8	2,101	466	2,567
March 31, 2003	1,095	582	8	1,685	394	2,079
March 31, 2002	1,225	647	12	1,884	455	2,339

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF AMERCO

BALANCE SHEETS

	March 31,
	2006	2005
	(In thousands)
ASSETS
Cash	$7	$14
Investment in subsidiaries and SAC Holding II	(276,552)	1,221,423
Related party assets	1,219,703	452,350
Other assets	4,309	19,107
Total assets	947,467	1,692,894

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes and loans payable	$-	$780,008
Related party liabilities	201	115,499
Other liabilities	204,760	175,745
	204,961	1,071,252
Stockholders' equity:
Preferred stock	-	-
Common stock	10,497	10,497
Additional paid-in capital	413,726	396,415
Accumulated other comprehensive loss	(28,902)	(24,612)
Retained earnings:
Beginning of period	657,434	581,321
Net earnings	120,806	89,076
Dividends	(12,963)	(12,963)
	1,160,598	1,039,734

Less: Cost of common shares in treasury	(418,092)	(418,092)
Total stockholders' equity	742,506	621,642
Total liabilities and stockholders' equity	$947,467	$1,692,894

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2006	2005	2004
	(In thousands, except share and per share data)
Revenues:
Net interest income from subsidiaries	$5,567	$8,348	$2,416
Expenses:
Operating expenses	12,722	18,065	37,080
Restructuring expenses	-	-	44,097
Other expenses	160	121	825
Total expenses	12,882	18,186	82,002
Equity in earnings of subsidiaries and SAC Holdings (a)	163,388	106,441	86,817
Interest expense	(24,636)	(70,235)	(56,968)
Fees on early extinguishment of debt	(35,627)	-	-
Litigation settlement income, net of costs	-	51,341	-
Pretax earnings (loss)	95,810	77,709	(49,737)
Income tax benefit	24,996	11,367	45,690
Net earnings (loss)	120,806	89,076	(4,047)
Less: preferred stock dividends	(12,963)	(12,963)	(12,963)
Earnings (loss) available to common shareholders	$107,843	$76,113	$(17,010)
Basic and diluted earnings (loss) per common share	$5.17	$3.66	$(0.82)
Weighted average common shares outstanding: Basic and diluted	20,857,108	20,804,773	20,749,998

(a) Fiscal 2006 and 2005 contain only SAC Holding Corporation II, fiscal 2004 includes SAC Holding Corporation and its subsidiaries

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2006	2005	2004
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$120,806	$89,076	$(4,047)
Change in investments in subsidiaries and SAC Holdings (a)	(163,388)	(106,441)	(86,817)
Depreciation	79	31	39
Write-off of unamortized debt issuance costs	13,629	-	-
Deferred income taxes	22,940	33,060	4,909
Net change in other operating assets and liabilities:
Prepaid expenses	3,142	(4,782)	6
Other assets	576	5,388	(7,166)
Related party assets	(218)	23,123	(48,775)
Accounts payable and accrued expenses	30,128	(61,640)	127,770
Deferred income	-	-	(2,863)
Related party liabilities	(447)	(21,652)	(123,269)
Net cash provided (used) by operating activities	27,247	(43,837)	(140,213)

Cash flows from investment activities:
Purchase of property, plant and equipment	(2,298)	(3)	-
Proceeds from sales of property, plant and equipment	-	-	45
Net cash provided (used) by investing activities	(2,298)	(3)	45

Cash flows from financing activities:
Borrowings from credit facilities	80,266	129,355	785,942
Principal repayments on credit facilities	(860,274)	(212,242)	(745,407)
Debt issuance costs	-	-	(24,831)
Leveraged Employee Stock Ownership Plan - Repayments from loan	-	-	(20)
Proceeds from (repayment of) related party notes payable	-	-	(17,500)
Proceeds from (repayment of) intercompany loans	768,015	155,908	126,701
Preferred stock dividends paid	(12,963)	(29,167)	(3,241)
Net cash provided (used) by financing activities	(24,956)	43,854	121,644

Increase (decrease) in cash and cash equivalents	(7)	14	(18,524)
Cash and cash equivalents at beginning of period	14	-	18,524
Cash and cash equivalents at end of period	$7	$14	$-

(a) Fiscal 2006 and 2005 contain only SAC Holding Corporation II, fiscal 2004 includes SAC Holding Corporation and its subsidiaries

Income taxes paid in cash amounted to $43.3 million, $30.0 million and $4.0 million for 2006, 2005 and 2004, respectively. Interest paid in cash amounted to $59.8 million, $57.6 million and $40.3 million for 2006, 2005 and 2004, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

NOTES TO CONDENSED FINANCIAL INFORMATION

March 31, 2006, 2005, and 2004

1. Summary of Significant Accounting Policies

AMERCO, a Nevada corporation, was incorporated in April, 1969, and is the holding Company for

U-Haul International, Inc., Amerco Real Estate Company, Republic Western Insurance Company and Oxford Life Insurance Company. The financial statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Form 10-K.

AMERCO is included in a consolidated Federal income tax return with all of its U.S. subsidiaries excluding Christian Fidelity Insurance Company, a subsidiary of Oxford. Accordingly, the provision for income taxes has been calculated for Federal income taxes of AMERCO and subsidiaries included in the consolidated return of the Registrant. State taxes for all subsidiaries are allocated to the respective subsidiaries.

The financial statements include only the accounts of AMERCO, which include certain of the corporate operations of AMERCO (excluding SAC Holdings). The interest in AMERCO’s majority owned subsidiaries is accounted for on the equity method. The debt and related interest expense of AMERCO have been allocated to the consolidated subsidiaries. The intercompany interest income and expenses are eliminated in the consolidated financial statements.

2. Guarantees

AMERCO has guaranteed performance of certain long-term leases and other obligations. See Note 16 and Note 19 of Notes to the Consolidated Financial Statements.

3. Notes and Loans Payable

Notes and loans payable consist of the following:

			March 31,
	2006 Rate (a)	Maturities	2006		2005
			(In thousands)
Revolving credit facility	-	-		$-	$84,862
Senior amortizing notes (secured)	-	-		-	346,500
Senior notes, second lien (secured)	-	-		-	200,000
Senior notes, subordinated (secured)	-	-		-	148,646
			$		$780,008

(a) Interest rate as of March 31, 2006

For additional information, see Note 9 of Notes to Consolidated Financial Statements on Page F-20.

SCHEDULE II

AMERCO AND CONSOLIDATED SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended March 31, 2006, 2005 and 2004

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at Year End

Year ended March 31, 2006	(In thousands)
Allowance for doubtful accounts
(deducted from trade receivable)	$1,391	$1,988	$-	$(2,177)	$1,202
Allowance for doubtful accounts
(deducted from notes and mortgage receivable)	$2,624	$-	$-	$(2,230)	$394
Allowance for LIFO
(deducted from inventory)	$3,234	$2,570	$-	$(111)	$5,693
Allowance for obsolescence
(deducted from inventory)	$1,500	$-	$-	$-	$1,500

Year ended March 31, 2005
Allowance for doubtful accounts
(deducted from trade receivable)	$2,011	$2,689	$-	$(3,309)	$1,391
Allowance for doubtful accounts
(deducted from notes and mortgage receivable)	$2,643	$-	$-	$(19)	$2,624
Allowance for LIFO
(deducted from inventory)	$3,234	$-	$-	$-	$3,234
Allowance for obsolescence
(deducted from inventory)	$2,500	$-	$-	$(1,000)	$1,500

Year ended March 31, 2004
Allowance for doubtful accounts
(deducted from trade receivable)	$2,282	$1,905	$-	$(2,176)	$2,011
Allowance for doubtful accounts
(deducted from notes and mortgage receivable)	$4,134	$-	$-	$(1,491)	$2,643
Allowance for LIFO
(deducted from inventory)	$1,105	$2,129	$-	$-	$3,234
Allowance for obsolescence		-
(deducted from inventory)	$4,896	$-	$-	$(2,396)	$2,500

SCHEDULE V

AMERCO AND CONSOLIDATED SUBSIDIARIES

SUPPLEMENTAL INFORMATION (FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS)

Years Ended December 31, 2005, 2004 AND 2003

Year	Affiliation with Registrant	Deferred Policy Acquisiton Cost	Reserves for Unpaid Claims and Adjustment Expenses	Discount if any, Deducted	Unearned Premiums	Net Earned Premiums (1)	Net Investment Income (2)	Claim and Claim Adjustment Expenses Incurred Related to Current Year	Claim and Claim Adjustment Expenses Incurred Related to Prior Year	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expense	Net Premiums Written (1)
(In thousands)
2006	Consolidated property casualty entity	$1,160	$346,928	N/A	$2,557	$26,001	$12,639	$6,429	$16,161	$2,855	$48,453	$25,771
2005	Consolidated property casualty entity	1,273	380,875	N/A	2,992	24,987	15,825	17,960	21,773	4,711	86,955	17,901
2004	Consolidated property casualty entity	3,843	416,259	N/A	11,308	92,036	20,548	56,235	53,127	14,126	123,782	57,063

(1) The earned and written premiums are reported net of intersegment transactions. There were no earned premiums eliminated for the year ended 2005 and 2004, respectively.

(2) Net Investment Income excludes net realized gains (losses) on investments of ($1.3) million, $0.6 million and $1.2 million for the years ended 2006, 2005 and 2004, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERCO

By:	/s/ Edward J. Shoen
Edward J. Shoen
Chairman of the Board and President
Dated: June 8, 2006
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

Signature	Title	Date
/s/EDWARD J. SHOEN	Chairman of the Board and President (Principal Executive Officer)	June 8, 2006
Edward J. Shoen
/s/JASON A. BERG	Chief Accounting Officer (Principal Accounting Officer)	June 8, 2006
Jason A. Berg
/s/WILLIAM E. CARTY	Director	June 8, 2006
William E. Carty
/s/JAMES P. SHOEN	Director	June 8, 2006
James P. Shoen
/s/CHARLES J. BAYER	Director	June 8, 2006
Charles J. Bayer
/s/JOHN M. DODDS	Director	June 8, 2006
John M. Dodds
/s/DANIEL R. MULLEN	Director	June 8, 2006
Daniel R. Mullen
/s/JOHN P. BROGAN	Director	June 8, 2006
John P. Brogan
/s/M. FRANK LYONS	Director	June 8, 2006
M. Frank Lyons

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U-Haul International, Inc.

By:	/s/ Edward J. Shoen
Edward J. Shoen
Chairman of the Board and President
Dated: June 8, 2006
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

Signature	Title	Date
/s/EDWARD J. SHOEN	Chairman of the Board and President (Principal Executive Officer)	June 8, 2006
Edward J. Shoen
/s/JASON A. BERG	Chief Accounting Officer (Principal Accounting Officer)	June 8, 2006
Robert T. Peterson
/s/WILLIAM E. CARTY	Director	June 8, 2006
William E. Carty
/s/SAMUEL J. SHOEN	Director	June 8, 2006
Samuel J. Shoen
/s/ROBERT A. DOLAN	Director	June 8, 2006
Robert A. Dolan
/s/DANIEL R. MULLEN	Director	June 8, 2006
Daniel R. Mullen
/s/JOHN M. DODDS	Director	June 8, 2006
John M. Dodds
/s/JOHN C. TAYLOR	Director	June 8, 2006
John C. Taylor
/s/ROBERT T. PETERSON	Chief Financial Officer (U-Haul International, Inc.)	June 8, 2006
Robert T. Peterson