Form 10-Q
period 2006-06-30
AMERCO /NV/; U HAUL INTERNATIONAL INC
filed 2006-08-09
CIK 4457, 4458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

21,284,604 shares of AMERCO Common Stock, $0.25 par value, were outstanding at August 4, 2006.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at August 4, 2006.

TABLE OF CONTENTS

		Page No.
	PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
	a)Condensed Consolidated Balance Sheets as of June 30, 2006 (unaudited) and March 31, 2006	1
	b)Condensed Consolidated Statements of Operations for the Quarters ended June 30, 2006 and 2005 (unaudited)	2
	c)Condensed Consolidated Statements of Comprehensive Income for the Quarters ended June 30, 2006 and 2005 (unaudited)	3
	d)Condensed Consolidated Statements of Cash Flows for the Quarters ended June 30, 2006 and 2005 (unaudited)	4
	e)Notes to Condensed Consolidated Financial Statements (unaudited)	5 - 29
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30 - 45
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4.	Controls and Procedures	47

	PART II OTHER INFORMATION
Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Submission of Matters to a Vote of Security Holders	48
Item 5.	Other Information	49
Item 6.	Exhibits	49

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2006	2006
	(Unaudited)
	(In thousands)
ASSETS
Cash and cash equivalents	$241,858	$155,459
Reinsurance recoverables and trade receivables, net	215,861	230,179
Notes and mortgage receivables, net	2,140	2,532
Inventories, net	68,226	64,919
Prepaid expenses	58,473	53,262
Investments, fixed maturities and marketable equities	695,923	695,958
Investments, other	184,566	209,361
Deferred policy acquisition costs, net	52,470	47,821
Other assets	99,978	102,094
Related party assets	252,679	270,468
	1,872,174	1,832,053
Property, plant and equipment, at cost:
Land	186,252	175,785
Buildings and improvements	760,659	739,603
Furniture and equipment	285,178	281,371
Rental trailers and other rental equipment	201,129	201,273
Rental trucks	1,401,701	1,331,891
SAC Holding II - property, plant and equipment	79,542	79,217
	2,914,461	2,809,140
Less: Accumulated depreciation	(1,277,521)	(1,273,975)
Total property, plant and equipment	1,636,940	1,535,165
Total assets	$3,509,114	$3,367,218
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$254,604	$235,878
AMERCO's notes and loans payable	1,045,638	965,634
SAC Holding II notes and loans payable, non-recourse to AMERCO	75,918	76,232
Policy benefits and losses, claims and loss expenses payable	794,572	800,413
Liabilities from investment contracts	432,557	449,149
Other policyholders' funds and liabilities	6,580	7,705
Deferred income	23,632	21,346
Deferred income taxes	118,097	108,092
Related party liabilities	3,400	7,165
Total liabilities	2,754,998	2,671,614
Commitments and contingencies (notes 3, 6 and 7)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and outstanding as of June 30 and March 31, 2006	-	-
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of June 30 and March 31, 2006	-	-
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
3,716,181 shares issued as of June 30 and March 31, 2006	929	929
Common stock of $0.25 par value, 150,000,000 shares authorized;
38,269,518 issued as of June 30 and March 31, 2006	9,568	9,568
Additional paid-in capital	373,151	367,655
Accumulated other comprehensive loss	(28,351)	(28,902)
Retained earnings	825,964	773,784
Cost of common shares in treasury, net (20,701,096 shares as of
June 30 and March 31, 2006)	(418,092)	(418,092)
Unearned employee stock ownership plan shares	(9,053)	(9,338)
Total stockholders' equity	754,116	695,604
Total liabilities and stockholders' equity	$3,509,114	$3,367,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended June 30,
	2006	2005
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$407,234	$401,260
Self-storage revenues	30,431	28,768
Self-moving and self-storage products and service sales	67,451	66,563
Property management fees	3,847	4,440
Life insurance premiums	30,919	29,589
Property and casualty insurance premiums	5,382	4,824
Net investment and interest income	13,830	13,714
Other revenue	7,933	10,300
Total revenues	567,027	559,458

Costs and expenses:
Operating expenses	261,379	266,792
Commission expenses	49,536	48,018
Cost of sales	32,316	31,044
Benefits and losses	30,606	27,314
Amortization of deferred policy acquisition costs	5,626	6,198
Lease expense	37,727	33,295
Depreciation, net of (gains) losses on disposals	39,671	34,237
Total costs and expenses	456,861	446,898

Earnings from operations	110,166	112,560
Interest expense	(18,462)	(19,636)
Fees on early extinguishment of debt	-	(35,627)
Pretax earnings	91,704	57,297
Income tax expense	(36,283)	(22,235)
Net earnings	55,421	35,062
Less: Preferred stock dividends	(3,241)	(3,241)
Earnings available to common shareholders	$52,180	$31,821
Basic and diluted earnings per common share	$2.50	$1.53
Weighted average common shares outstanding:
Basic and diluted	20,897,688	20,836,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Quarter Ended June 30,
	2006	2005
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$55,421	$35,062
Other comprehensive income (loss), net of tax:
Foreign currency translation	1,922	(1,970)
Unrealized loss on investments, net	(2,586)	(5,540)
Fair market value of cash flow hedges	1,215	(409)
Total comprehensive income	$55,972	$27,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended June 30,
	2006	2005
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Net earnings	$55,421	$35,062
Depreciation	40,666	30,925
Amortization of deferred policy acquisition costs	5,626	6,677
Change in provision for losses on trade receivables	(32)	(601)
Change in provision for losses on mortgage notes	(10)	-
Net (gain) loss on sale of real and personal property	(995)	3,312
Net (gain) loss on sale of investments	553	(1,453)
Write-off of unamortized debt issuance costs	-	13,629
Deferred income taxes	14,253	12,788
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	17,780	(2,287)
Inventories	(3,201)	(2,246)
Prepaid expenses	(3,079)	(816)
Capitalization of deferred policy acquisition costs	(2,386)	(2,508)
Other assets	2,132	(29,461)
Related party assets	28,624	(13,813)
Accounts payable and accrued expenses	14,561	10,510
Policy benefits and losses, claims and loss expenses payable	(14,610)	2,907
Other policyholders' funds and liabilities	(1,273)	(13,528)
Deferred income	2,257	3,721
Related party liabilities	(6,083)	(1,119)
Net cash provided by operating activities	150,204	51,699

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(166,999)	(75,437)
Short term investments	(53,131)	(55,390)
Fixed maturities investments	(32,272)	(84,217)
Mortgage loans	(7,305)	(1,250)
Proceeds from sale of:
Property, plant and equipment	28,692	15,145
Short term investments	82,228	94,728
Fixed maturities investments	21,852	60,793
Cash received in excess of purchase for company acquired	1,233	-
Equity securities	-	5,759
Preferred stock	125	417
Other asset investments, net	-	872
Real estate	877	693
Mortgage loans	2,086	3,034
Payments from notes and mortgage receivables	403	71
Net cash used by investing activities	(122,211)	(34,782)

Cash flows from financing activities:
Borrowings from credit facilities	87,376	1,034,188
Principal repayments on credit facilities	(8,136)	(860,563)
Debt issuance costs	(1,437)	-
Leveraged Employee Stock Ownership Plan - repayments from loan	285	438
Preferred stock dividends paid	(3,241)	(3,241)
Investment contract deposits	4,251	5,670
Investment contract withdrawals	(20,843)	(17,896)
Net cash provided by financing activities	58,255	158,596

Effects of exchange rate on cash	151	(1,970)

Increase in cash equivalents	86,399	173,543
Cash and cash equivalents at the beginning of period	155,459	55,955
Cash and cash equivalents at the end of period	$241,858	$229,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006, June 30, 2005 (Unaudited) and March 31, 2006

1. Basis of Presentation

The first fiscal quarter for AMERCO ends on the 30th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31st of March for each year that is referenced. They have been consolidated on that basis. Consequently, all references to our insurance subsidiaries’ years 2006 and 2005 correspond to the Company’s fiscal years 2007 and 2006, respectively.

Accounts denominated in non-U.S. currencies have been re-measured into U.S. dollars. Certain amounts reported in previous years have been reclassified to conform to the current presentation.

The consolidated financial statements for the first quarter of fiscal 2007 and fiscal 2006, and the balance sheet as of March 31, 2006 include the accounts of AMERCO, its wholly-owned subsidiaries and SAC Holding II Corporation and its subsidiaries (“SAC Holding II”).

The condensed consolidated balance sheet as of June 30, 2006 and the related condensed consolidated statements of operations, comprehensive income, and cash flow for the first quarters of fiscal 2007 and 2006 are unaudited.

In our opinion, all adjustments necessary for the fair presentation of such condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The information in this 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the AMERCO 2006 Form 10-K.

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

Republic Western Insurance Company (“RepWest”) and its wholly-owned subsidiary

North American Fire & Casualty Insurance Company (“NAFCIC”),

Oxford Life Insurance Company (“Oxford”) and its wholly-owned subsidiaries

North American Insurance Company (“NAI”)

Christian Fidelity Life Insurance Company (“CFLIC”)

Dallas General Life Insurance Company (“DGLIC”),

Unless the context otherwise requires, the term “Company,” “we,” “us” or “our” refers to AMERCO and all of its legal subsidiaries.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

2. Earnings per Share

Net earnings for the purposes of computing earnings per common share are net earnings less preferred stock dividends. Preferred stock dividends include accrued dividends of AMERCO.

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:
	Quarter Ended June 30,
	2006	2005
	(Unaudited)
Basic and diluted earnings per common share	$2.50	$1.53
Weighted average common share outstanding:
Basic and diluted	20,897,688	20,836,458

The weighted average common shares outstanding listed above exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares net of shares committed to be released were 380,658 and 444,092 as of June 30, 2006 and June 30, 2005, respectively.

6,100,000 shares of preferred stock have been excluded from the weighted average shares outstanding calculation because they are not common stock and they are not convertible into common stock.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3. Borrowings

Long-Term Debt

Long-term debt was as follows:
			June 30,	March 31,
	2006 Rate (a)	Maturities	2006	2006
			(Unaudited)
			(In thousands)
Real estate loan (floating)	7.17%	2010	$242,585	$242,585
Senior mortgages	5.47%-5.75%	2015	529,347	531,309
Mezzanine loan (floating)	10.76%	2007	18,983	19,393
Fleet loans (amortizing term)	6.92%	2012-2013	164,723	82,347
Fleet loan (revolving credit)	6.92%	2010	90,000	90,000
Construction loan (revolving credit)	-	2009	-	-
Total AMERCO notes and loans payable			$1,045,638	$965,634

(a) Interest rate as of June 30, 2006

Real Estate Backed Loan

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

The Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The Real Estate Loan is secured by various properties owned by the borrowers. The principal payments of $222.4 million made in the second quarter of fiscal 2006 were sufficient to allow us to make interest only payments in the first quarter of fiscal 2007.

The interest rate, per the provisions of the Loan Agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At June 30, 2006 the applicable LIBOR was 5.17% and the applicable margin was 2.00%, the sum of which was 7.17%. The applicable margin ranges from 2.00% to 2.75% and is based on the ratio of the excess of the average daily amount of loans divided by a fixed percentage of the appraised value of the properties collateralizing the loan, compared with the most recently reported twelve months of Combined Net Operating Income (“NOI”), as that term is defined in the Loan Agreement.

The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under the Senior Mortgages. The lenders for the Senior Mortgages are Merrill Lynch Mortgage Lending, Inc. and Morgan Stanley Mortgage Capital, Inc. The Senior Mortgages are in the aggregate amount of $472.1 million and are due July 2015. The Senior Mortgages require average monthly principal and interest payments of $3.0 million with the unpaid loan balance and accrued and unpaid interest due at maturity. The Senior Mortgages are secured by certain properties owned by the borrowers. The interest rates, per the provisions of the Senior Mortgages, are 5.68% per annum for the Merrill Lynch Mortgage Lending Agreement and 5.52% per annum for the Morgan Stanley Mortgage Capital Agreement. The default provisions of the Senior Mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

U-Haul Company of Canada is the borrower under a mortgage backed loan. The loan was arranged by Merrill Lynch Canada and is in the amount of $10.0 million ($11.2 million Canadian currency). The loan is secured by certain properties owned by the borrower. The loan was entered into on June 29, 2005 at a rate of 5.75%. The loan requires monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. It has a twenty-five year amortization with a maturity of July 1, 2015. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

A subsidiary of Amerco Real Estate Company is a borrower under a mortgage backed loan. The lender is Morgan Stanley Mortgage Capital, Inc. and the loan is in the amount of $23.8 million. The loan was entered into on August 17, 2005 at a rate of 5.47%. The loan is secured by certain properties owned by the borrower. The loan requires monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. It has a twenty-five year amortization with a maturity of September 17, 2015. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under a mortgage backed loan. The lender is Lehman Brothers Bank, FSB and the loan is in the amount of $23.4 million. The loan was entered into on October 6, 2005 at a rate of 5.72%. The loan is secured by certain properties owned by the borrower. The loan requires monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. It has a twenty-five year amortization with a maturity of October 11, 2015. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Mezzanine Loan

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under the CMBS Mezzanine Loan. The lender is Morgan Stanley Mortgage Capital, Inc. and is in the amount of $19.0 million. The loan was entered into on August 12, 2005. The interest rate per the provision of the loan agreement is the applicable LIBOR plus a margin of 5.65%. At June 30, 2006 the applicable LIBOR was 5.11%. The loan requires monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. It has a ten year amortization with a maturity of September 1, 2007. Amerco Real Estate Company and U-Haul International, Inc. are guarantors of the loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds. On June 2, 2006, we notified the lender of our intent to prepay the entire loan in full on August 30, 2006. There are no prepayment fees or penalties associated with the planned prepayment of this loan.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under an amortizing term loan. The lender is Merrill Lynch Commercial Finance Corp. The maximum amount that can be borrowed is $150.0 million and is due six years following the last draw down. As of June 30, 2006 the Company had drawn the maximum amount of the term loan. The Company’s outstanding balance at June 30, 2006 was $139.7 million.

The Merrill Lynch Rental Truck Amortizing Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued unpaid interest due at maturity. The Merrill Lynch Rental Truck Amortizing Loan was used to purchase new trucks between the months of November 2005 through April 2006. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin between 1.50% and 1.75%. At June 30, 2006 the applicable LIBOR was 5.17% and the applicable margin was 1.75%. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

U-Haul International, Inc. and several of its subsidiaries are borrowers under an amortizing term loan. The lender is BTMU Capital Corporation (“BTMU”). The maximum amount that can be borrowed is $150.0 million and is due six years following the last draw down. As of June 30, 2006 the Company had drawn down $25.0 million. The Company’s outstanding balance at June 30, 2006 was $25.0 million.

The BTMU Rental Truck Amortizing Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued unpaid interest due at maturity. The BTMU Rental Truck Amortizing Loan can be used to purchase new trucks between the months of June 2006 through November 2006. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin between 1.25% and 1.75%. At June 30, 2006 the applicable LIBOR was 5.17% and the applicable margin was 1.75%. AMERCO and U-Haul International, Inc. are guarantors of the loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

U-Haul International, Inc. and several of its subsidiaries are borrowers under an amortizing term loan. The lender is Bayerische Hypo-und Vereinsbank AG (“HVB”). The maximum amount that can be borrowed is $50.0 million and is due seven years following the last draw down. As of June 30, 2006 the Company had not made any draw downs.

The HVB Rental Truck Amortizing Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued unpaid interest due at maturity. The HVB Rental Truck Amortizing Loan can be used to purchase new trucks between the months of June 2006 through July 2006. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin between 1.25% and 1.75%. U-Haul International, Inc. is a guarantor of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Revolving Credit Agreement

U-Haul International, Inc. and several of its subsidiaries are borrowers under a revolving credit facility. The lender is Merrill Lynch Commercial Finance Corp. The maximum amount that can be drawn is $150.0 million and is due July 2010. As of June 30, 2006 the Company had $60.0 million available under this revolving credit facility.

The Revolving Credit Agreement requires monthly interest payments, with the unpaid loan balance and accrued unpaid interest due at maturity. The Revolving Credit Agreement is secured by various older rental trucks. The maximum amount that we can draw down under the Revolving Credit Agreement reduces by $50.0 million after the third year and another $50.0 million after the fourth year. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 1.75%. At June 30, 2006 the applicable LIBOR was 5.17%. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Construction Loan

Amerco Real Estate Company and a subsidiary of U-Haul International, Inc. entered into a revolving credit facility with MidFirst Bank effective June 29, 2006. The maximum amount that can be drawn at any one time is $40.0 million. The final maturity is June 2009. As of June 30, 2006 the Company had not drawn on this line.

The Construction Loan requires monthly interest only payments with the principal and any accrued and unpaid interest due at maturity. The loan can be used to develop new or existing storage properties. The loan will be secured by the properties being constructed. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 1.50%. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Annual Maturities of AMERCO Consolidated Notes and Loans Payable

The annual maturity of AMERCO consolidated long-term debt as of June 30, 2006 for the next five years and thereafter is as follows:
	Year Ending June 30,
	2007	2008	2009	2010	2011	Thereafter
	(Unaudited)
	(In thousands)
Notes payable, secured	$43,496	$26,087	$27,762	$69,547	$395,775	$482,971

SAC Holding II Notes and Loans Payable to Third Parties

SAC Holding II notes and loans payable to third parties were as follows:
	June 30,	March 31,
	2006	2006
	(Unaudited)
	(In thousands)
Notes payable, secured, 7.87% interest rate, due 2027	$75,918	$76,232

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

On March 15, 2004, the SAC entities issued $200.0 million aggregate principal amount of 8.5% senior notes due 2014 (the “new SAC notes”). SAC Holding Corporation and SAC Holding II Corporation are jointly and severally liable for these obligations. The proceeds from this issuance flowed exclusively to SAC Holding Corporation and as such SAC Holding II has recorded no liability for this. On August 30, 2004, SAC Holdings paid down $43.2 million on this note.

Annual Maturities of SAC Holding II Notes and Loans Payable to Third Parties

The annual maturity of SAC Holding II long-term debt as of June 30, 2006 for the next five years and thereafter is as follows:
	Year Ending June 30,
	2007	2008	2009	2010	2011	Thereafter
	(Unaudited)
	(In thousands)
Notes payable, secured	$1,339	$1,467	$1,688	$1,826	$1,975	$67,623

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

The property management agreement we entered into with Mercury provides that Mercury will pay U-Haul a management fee based on gross self-storage rental revenues generated by the properties. During the first quarter of fiscal 2007, U-Haul received $0.4 million in management fees from Mercury.

4. Interest on Borrowings

Interest Expense

Expenses associated with loans outstanding were as follows:
	Quarter Ended June 30,
	2006	2005
	(Unaudited)
	(In thousands)
Interest expense	$16,557	$18,101
Capitalized interest	(42)	(44)
Amortization of transaction costs	1,298	-
Interest expense (income) resulting from derivatives	(863)	42
Write-off of transaction costs related to early extinguishment of debt	-	14,384
Fees on early extinguishment of debt	-	21,243
Total AMERCO interest expense	16,950	53,726
SAC Holding II interest expense	3,394	3,130
Less: Intercompany transactions	1,882	1,593
Total SAC Holding II interest expense	1,512	1,537
Total	$18,462	$55,263

Interest paid in cash by AMERCO (excluding any fees from the early extinguishment of debt) amounted to $16.1 million and $17.9 million for the first quarters of fiscal 2007 and 2006, respectively. Early extinguishment fees paid in cash by AMERCO were $21.2 million in the first quarter of fiscal 2006.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations. We have used interest rate swap and interest rate cap agreements to provide for matching the gain or loss recognition on the hedging instrument with the recognition of the changes in the cash flows associated with the hedged asset or liability attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. On June 8, 2005 the Company entered into separate interest rate swap contracts for $100.0 million of our variable rate debt over a three year term and for $100.0 million of our variable rate debt over a five year term, which were designated as cash flow hedges effective July 1, 2005. On May 13, 2004 the Company entered into separate interest rate cap contracts for $200.0 million of our variable rate debt over a two year term and for $50.0 million of our variable rate debt over a three year term, however these contracts were dedesignated as cash flow hedges effective July 11, 2005 when the Real Estate loan was paid down by $222.4 million. On November 15, 2005 the Company entered into a forward starting interest rate swap contract for $142.3 million of a variable rate debt over a six year term that started on May 10, 2006. On June 21, 2006 the Company entered into an interest rate swap contract for $50.0 million of our variable rate debt over a seven year term that started on July 10, 2006. On June 9, 2006 the Company entered into an interest rate swap contract for $144.9 million of a variable rate debt over a six year term that will start on October 10, 2006. These interest rate swap agreements were designated cash flow hedges on their effective dates.

Interest Rates

Interest rates and Company borrowings were as follows:
	Revolving Credit Activity
	Quarter Ended June 30,
	2006	2005
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	6.74%	6.64%
Interest rate at the end of the quarter	6.92%	N/A
Maximum amount outstanding during the quarter	$90,000	$158,012
Average amount outstanding during the quarter (a)	$90,000	$124,186

(a) Amount for June 30, 2005 is prior to the June 8, 2005 refinancing

5. Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Gain (Loss) on Investments	Fair Market Value of Cash Flow Hedge	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)
Balance at March 31, 2006	$(34,247)	$717	$4,628	$(28,902)
Foreign currency translation	1,922	-	-	1,922
Unrealized loss on investments	-	(2,586)	-	(2,586)
Change in fair market value of cash flow hedge	-	-	1,215	1,215
Balance at June 30, 2006	$(32,325)	$(1,869)	$5,843	$(28,351)

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. Contingent Liabilities and Commitments

The Company leases a portion of its rental equipment and certain of its facilities under operating leases with terms that expire at various dates substantially through 2010, with the exception of one land lease expiring in 2034. At June 30, 2006, AMERCO has guaranteed $195.7 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, the Company has the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. AMERCO has been leasing equipment since 1987 and has experienced no material losses related to these types of residual rate guarantee.

Lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
	(Unaudited)
		(In thousands)
Year-ended June 30:
2007	$11,727	$122,646	$134,373
2008	11,433	91,144	102,577
2009	11,188	75,847	87,035
2010	10,750	61,439	72,189
2011	10,596	41,795	52,391
Thereafter	32,726	36,723	69,449
Total	$88,420	$429,594	$518,014

7. Contingencies

Shoen

On September 24, 2002, Paul F. Shoen filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Paul F. Shoen vs. SAC Holding Corporation et al., CV02-05602, seeking damages and equitable relief on behalf of AMERCO from SAC Holdings and certain current and former members of the AMERCO Board of Directors, including Edward J. Shoen, Mark V. Shoen and James P. Shoen as defendants. AMERCO is named a nominal defendant for purposes of the derivative action. The complaint alleges breach of fiduciary duty, self-dealing, usurpation of corporate opportunities, wrongful interference with prospective economic advantage and unjust enrichment and seeks the unwinding of sales of self-storage properties by subsidiaries of AMERCO to SAC Holdings over the last several years. The complaint seeks a declaration that such transfers are void as well as unspecified damages. On October 28, 2002, AMERCO, the Shoen directors, the non-Shoen directors and SAC Holdings filed Motions to Dismiss the complaint. In addition, on October 28, 2002, Ron Belec filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Ron Belec vs. William E. Carty, et al., CV 02-06331 and on January 16, 2003, M.S. Management Company, Inc. filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned M.S. Management Company, Inc. vs. William E. Carty, et al., CV 03-00386. Two additional derivative suits were also filed against these parties. These additional suits are substantially similar to the Paul F. Shoen derivative action. The five suits assert virtually identical claims. In fact, three of the five plaintiffs are parties who are working closely together and chose to file the same claims multiple times. These lawsuits alleged that the AMERCO Board lacked independence. In reaching its decision to dismiss these claims, the court determined that the AMERCO Board of Directors had the requisite level of independence required in order to have these claims resolved by the Board. The court consolidated all five complaints before dismissing them on May 28, 2003. Plaintiffs appealed and, on September 12, 2005 the Nevada Supreme Court heard oral arguments. On July 13, 2006, the Nevada Supreme Court reviewed and remanded the claim to the trial court for proceedings consistent with its ruling.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Securities Litigation

AMERCO is a defendant in a consolidated putative class action lawsuit entitled “In Re AMERCO Securities Litigation”, United States District Court, Case No. CV-N-03-0050-ECR (RAM). The action alleges claims for violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 there under, section 20(a) of the Securities Exchange Act of 1934 and sections 11, 12, and 15 of the Securities Act of 1933. The action alleges, among other things, that AMERCO engaged in transactions with the SAC entities that falsely improved AMERCO’s financial statements and that AMERCO failed to disclose the transactions properly. The action has been transferred to the United States District Court, District of Arizona and assigned to Judge Bryan. Motions to Dismiss are fully briefed and are before the court. Prior to the ruling on the Motions to Dismiss, the parties have agreed to a settlement in principle, subject to final documentation and approval by the Court. The settlement in the amount of $5.0 million will be covered by AMERCO’s D&O insurance carrier.

Securities and Exchange Commission

In early 2003, the Securities and Exchange Commission (“SEC”) issued a formal order of investigation to determine whether the Company had violated federal securities laws. During the course of the investigation the Company produced and delivered all requested documents and information and provided testimony from all requested witnesses to the SEC. On July 10, 2006, the SEC terminated their investigation, with no action taken against the Company.

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

Based upon the information currently available to Real Estate, compliance with the environmental laws and its share of the costs of investigation and cleanup of known hazardous waste sites are not expected to have a material adverse effect on AMERCO’s financial position or operating results. Real Estate expects to spend approximately $6.3 million through 2011 to remediate these properties.

Other

The Company is named as a defendant in various other litigation and claims arising out of the normal course of business. In managements’ opinion none of these other matters will have a material effect on the Company’s financial position and results of operations.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8. Related Party Transactions

AMERCO has engaged in related party transactions and has continuing related party interests with certain major stockholders, directors and officers of the consolidated group as disclosed below. Management believes that the transactions described below and in the related notes were consummated on terms equivalent to those that would prevail in arm’s-length transactions.

During the first quarter of fiscal 2007 subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”), wholly-owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. The Company does not have an equity ownership interest in SAC Holdings, except for minority investments made by RepWest and Oxford in a SAC Holdings-controlled limited partnership which holds Canadian self-storage properties. The Company recorded interest income of $5.3 million and $5.4 million, and received cash interest payments of $34.2 million and $4.9 million, from SAC Holdings during the first quarter of fiscal 2007 and 2006, respectively. The $34.2 million payment in the first quarter of fiscal 2007 reduced the outstanding interest receivable from SAC Holdings to $21.5 million. The largest aggregate amount of notes receivable outstanding during the first quarter of fiscal 2007 and the aggregate notes receivable balance at June 30, 2006 was $203.7 million, of which $75.1 million is with SAC Holding II and has been eliminated in the consolidating financial statements.

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

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini Storage Realty (“Private Mini”) pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of expenses, of $4.4 million, and $4.0 million from the above mentioned entities during the first quarter of fiscal 2007 and 2006, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

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

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $0.7 million and $0.7 million in first quarter of fiscal 2007 and 2006, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

At June 30, 2006, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers. During the first quarter of fiscal 2007 and 2006, the Company paid the above mentioned entities $10.1 million and $9.3 million, respectively in commissions pursuant to such dealership contracts.

These agreements with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding dealer agreements, provided revenue of $9.3 million, expenses of $0.7 million and cash flows of $37.5 million during the first quarter of fiscal 2007. Revenues and commission expenses related to the Dealer Agreements were $46.5 million and $10.1 million, respectively.

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

Management believes that its sales of self-storage properties to SAC Holdings has provided a unique structure for the Company to earn moving equipment rental revenues and property management fee revenue from the SAC Holdings self-storage properties that the Company manages and to participate in SAC Holdings’ excess cash flows as described above.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Independent fleet owners own approximately 2.2% of all U-Haul rental trailers. There are approximately 561 independent fleet owners, including certain officers, directors, employees and stockholders of AMERCO. Such AMERCO officers, directors, employees and stockholders owned less than 1.0% of all U-Haul rental trailers during the first quarter of fiscal 2007 and 2006, respectively. Payments to these individuals under this program are de minimis (less than one thousand dollars per quarter, per person). All rental equipment is operated under contract with U-Haul whereby U-Haul administers the operations and marketing of such equipment and in return receives a percentage of rental fees paid by customers. Based on the terms of various contracts, rental fees are distributed to U-Haul (for services as operators), to the fleet owners (including certain subsidiaries and related parties of U-Haul) and to rental dealers (including Company-operated U-Haul Centers).

Related Party Assets
	June 30,	March 31,
	2006	2006
	(Unaudited)
	(In thousands)
Private Mini notes, receivables and interest	$72,696	$74,427
Oxford note receivable from SAC Holding Corporation	5,040	5,040
U-Haul notes receivable from SAC Holding Coporation	123,578	123,578
U-Haul interest receivable from SAC Holding Corporation	20,944	42,189
U-Haul receivable from SAC Holding Corporation	14,137	5,688
SAC Holding II receivable from parent	-	2,900
U-Haul receivable from Mercury	2,888	2,342
Oxford and RepWest investment in Securespace	11,634	11,585
Other	1,762	2,719
	$252,679	$270,468

Related Party Liabilities
	June 30,	March 31,
	2006	2006
	(Unaudited)
	(In thousands)
SAC Holding II payable to affiliate	$3,400	$7,165

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

This section includes condensed consolidating financial information which presents the condensed consolidating balance sheets as of June 30, 2006 and March 31, 2006 and the related condensed consolidating statements of operations and condensed consolidating cash flow statements for the first quarter of fiscal 2007 and 2006 for:

(a)	Moving and Storage Operations, comprised of AMERCO, U-Haul, and Real Estate and the subsidiaries of U-Haul and Real Estate

(b)	RepWest and its wholly-owned subsidiary

(c)	Oxford and its wholly-owned subsidiaries

(d)	SAC Holding II and its subsidiaries

The information includes elimination entries necessary to consolidate AMERCO, the parent, with its subsidiaries and SAC Holding II and its subsidiaries.

Investments in subsidiaries are accounted for by the parent using the equity method of accounting.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of June 30, 2006 are as follows:
	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$9	$228,493	$757	$-			$229,259	$4,711	$7,888	$-			$241,858	$-	$-			$241,858
Reinsurance recoverables and trade receivables, net	-	18,440	24	-			18,464	181,014	16,383	-			215,861	-	-			215,861
Notes and mortgage receivables, net	-	1,389	751	-			2,140	-	-	-			2,140	-	-			2,140
Inventories, net	-	66,933	-	-			66,933	-	-	-			66,933	1,293	-			68,226
Prepaid expenses	1,082	57,378	-	-			58,460	-	-	-			58,460	13	-			58,473
Investments, fixed maturities and marketable equities	-	-	-	-			-	122,239	573,684	-			695,923	-	-			695,923
Investments, other	-	1,314	6,976	-			8,290	101,680	74,596	-			184,566	-	-			184,566
Deferred policy acquisition costs, net	-	-	-	-			-	1,182	51,288	-			52,470	-	-			52,470
Other assets	5	55,156	38,352	-			93,513	1,732	480	-			95,725	4,253	-			99,978
Related party assets	1,250,081	243,066	12,611	(1,178,220)	(d	)	327,538	19,924	10,916	(26,636)	(d	)	331,742	-	(79,063)	(d	)	252,679
	1,251,177	672,169	59,471	(1,178,220)			804,597	432,482	735,235	(26,636)			1,945,678	5,559	(79,063)			1,872,174

Investment in subsidiaries	(218,301)	-	-	482,768	(c	)	264,467	-	-	(264,467)	(c	)	-	-	-			-
Investment in SAC Holding II	(9,346)	-	-	-			(9,346)	-	-	-			(9,346)	-	9,346	(c	)	-
Total investment in subsidiaries and SAC Holding II	(227,647)	-	-	482,768			255,121	-	-	(264,467)			(9,346)	-	9,346			-

Property, plant and equipment, at cost:
Land	-	29,655	156,597	-			186,252	-	-	-			186,252	-	-			186,252
Buildings and improvements	-	85,262	675,397	-			760,659	-	-	-			760,659	-	-			760,659
Furniture and equipment	2,591	264,687	17,900	-			285,178	-	-	-			285,178	-	-			285,178
Rental trailers and other rental equipment	-	201,129	-	-			201,129	-	-	-			201,129	-	-			201,129
Rental trucks	-	1,401,701	-	-			1,401,701	-	-	-			1,401,701	-	-			1,401,701
SAC Holding II - property, plant and equipment (b)	-	-	-	-			-	-	-	-			-	153,754	(74,212)	(e	)	79,542
	2,591	1,982,434	849,894	-			2,834,919	-	-	-			2,834,919	153,754	(74,212)			2,914,461
Less: Accumulated depreciation	(395)	(987,953)	(288,324)	-			(1,276,672)	-	-	-			(1,276,672)	(10,654)	9,805	(e	)	(1,277,521)
Total property, plant and equipment	2,196	994,481	561,570	-			1,558,247	-	-	-			1,558,247	143,100	(64,407)			1,636,940
Total assets	$1,025,726	$1,666,650	$621,041	$(695,452)			$2,617,965	$432,482	$735,235	$(291,103)			$3,494,579	$148,659	$(134,124)			$3,509,114

(a) Balances as of March 31, 2006
(b) Included in this caption is land of $57,169, buildings and improvements of $96,173, and furniture and equipment of $412
(c) Eliminate investment in subsidiaries and SAC Holding II
(d) Eliminate intercompany receivables and payables
(e) Eliminate gain on sale of property from U-Haul to SAC Holding II

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating balance sheets by industry segment as of June 30, 2006 are as follows:
	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$30,010	$214,630	$3,889	$-			$248,529	$-	$4,601	$-			$253,130	$1,474	$-			$254,604
AMERCO's notes and loans payable	-	294,826	750,812	-			1,045,638	-	-	-			1,045,638	-	-			1,045,638
SAC Holding II notes and loans payable, non-recourse to AMERCO	-	-	-	-			-	-	-	-			-	75,918	-			75,918
Policy benefits and losses, claims and loss expenses payable	-	308,264	-	-			308,264	328,955	157,353	-			794,572	-	-			794,572
Liabilities from investment contracts	-	-	-	-			-	-	432,557	-			432,557	-	-			432,557
Other policyholders' funds and liabilities	-	-	-	-			-	4,165	2,415	-			6,580	-	-			6,580
Deferred income	-	16,661	-	-			16,661	6,136	-	-			22,797	835	-			23,632
Deferred income taxes	194,893	-	-	-			194,893	(46,364)	(817)	-			147,712	(2,685)	(26,930)	(d	)	118,097
Related party liabilities	177	1,142,755	47,675	(1,178,220)	(c	)	12,387	2,003	12,246	(26,636)	(c	)	-	82,463	(79,063)	(c	)	3,400
Total liabilities	225,080	1,977,136	802,376	(1,178,220)			1,826,372	294,895	608,355	(26,636)			2,702,986	158,005	(105,993)			2,754,998

Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-			-	-	-	-			-	-	-			-
Series B preferred stock	-	-	-	-			-	-	-	-			-	-	-			-
Series A common stock	929	-	-	-			929	-	-	-			929	-	-			929
Common stock	9,568	540	1	(541)	(b	)	9,568	3,300	2,500	(5,800)	(b	)	9,568	-	-			9,568
Additional paid-in capital	419,222	121,230	147,481	(268,711)	(b	)	419,222	80,369	26,271	(106,640)	(b	)	419,222	-	(46,071)	(d	)	373,151
Additional paid-in capital - SAC Holding II	-	-	-	-			-	-	-	-			-	4,492	(4,492)	(b	)	-
Accumulated other comprehensive loss	(28,351)	(26,482)	-	26,482	(b	)	(28,351)	(505)	(1,364)	1,869	(b	)	(28,351)	-	-			(28,351)
Retained earnings (deficit)	817,370	(396,721)	(328,817)	725,538	b	)	817,370	54,423	99,473	(153,896)	(b	)	817,370	(13,838)	22,432	(b,d	)	825,964
Cost of common shares in treasury, net	(418,092)	-	-	-			(418,092)	-	-	-			(418,092)	-	-			(418,092)
Unearned employee stock ownership plan shares	-	(9,053)	-	-			(9,053)	-	-	-			(9,053)	-	-			(9,053)
Total stockholders' equity (deficit)	800,646	(310,486)	(181,335)	482,768			791,593	137,587	126,880	(264,467)			791,593	(9,346)	(28,131)			754,116
Total liabilities and stockholders' equity	$1,025,726	$1,666,650	$621,041	$(695,452)			$2,617,965	$432,482	$735,235	$(291,103)			$3,494,579	$148,659	$(134,124)			$3,509,114

(a) Balances as of March 31, 2006
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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating balance sheets by industry segment as of March 31, 2006 are as follows:

	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$23,405	$203,243	$4,988	$-			$231,636	$-	$3,188	$-			$234,824	$1,054	$-			$235,878
AMERCO's notes and loans payable	-	212,133	753,501	-			965,634	-	-	-			965,634	-	-			965,634
SAC Holding II notes and loans payable, non-recourse to AMERCO	-	-	-	-			-	-	-	-			-	76,232	-			76,232
Policy benefits and losses, claims and loss expenses payable	-	295,567	-	-			295,567	352,960	151,886	-			800,413	-	-			800,413
Liabilities from investment contracts	-	-	-	-			-	-	449,149	-			449,149	-	-			449,149
Other policyholders' funds and liabilities	-	-	-	-			-	5,222	2,483	-			7,705	-	-			7,705
Deferred income	-	14,412	-	-			14,412	6,136	-	-			20,548	798	-			21,346
Deferred income taxes	181,355	-	-	-			181,355	(46,219)	2,907	-			138,043	(2,967)	(26,984)	(d	)	108,092
Related party liabilities	201	1,134,939	26,994	(1,147,881)	(c	)	14,253	3,728	12,175	(30,156)	(c	)	-	91,472	(84,307)	(c	)	7,165
Total liabilities	204,961	1,860,294	785,483	(1,147,881)			1,702,857	321,827	621,788	(30,156)			2,616,316	166,589	(111,291)			2,671,614
Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-			-	-	-	-			-	-	-			-
Series B preferred stock	-	-	-	-			-	-	-	-			-	-	-			-
Series A common stock	929	-	-	-			929	-	-	-			929	-	-			929
Common stock	9,568	540	1	(541)	(b	)	9,568	3,300	2,500	(5,800)	(b	)	9,568	-	-			9,568
Additional paid-in capital	413,726	121,230	147,481	(268,711)	(b	)	413,726	80,369	26,271	(106,640)	(b	)	413,726	-	(46,071)	(d	)	367,655
Accumulated other comprehensive income (loss)	(28,902)	(29,996)	-	29,996	(b	)	(28,902)	386	331	(717)	(b	)	(28,902)	-	-			(28,902)
Retained earnings (deficit)	765,277	(436,917)	(329,318)	766,235	(b	)	765,277	53,340	98,205	(151,545)	(b	)	765,277	(14,275)	22,782	(b,d	)	773,784
Cost of common shares in treasury, net	(418,092)	-	-	-			(418,092)	-	-	-			(418,092)	-	-			(418,092)
Unearned employee stock ownership plan shares	-	(9,338)	-	-			(9,338)	-	-	-			(9,338)	-	-	-		(9,338)
Total stockholders' equity (deficit)	742,506	(354,481)	(181,836)	526,979			733,168	137,395	127,307	(264,702)			733,168	(14,275)	(23,289)			695,604
Total liabilities and stockholders' equity	$947,467	$1,505,813	$603,647	$(620,902)			$2,436,025	$459,222	$749,095	$(294,858)			$3,349,484	$152,314	$(134,580)			$3,367,218

(a) Balances as of December 31, 2005
(b) Eliminate investment in subsidiaries and SAC Holding II
(c) Eliminate intercompany receivables and payables
(d) Eliminate gain on sale of property from U-Haul to SAC Holding II

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statement of operations by industry segment for the quarter ending June 30, 2006 are as follows:

	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$407,234	$-	$-			$407,234	$-	$-	$-			$407,234	$2,556	$(2,556)	(b	)	$407,234
Self-storage revenues	-	25,179	410	-			25,589	-	-	-			25,589	4,842	-			30,431
Self-moving & self-storage products & service sales	-	62,699	-	-			62,699	-	-	-			62,699	4,752	-			67,451
Property management fees	-	4,596	-	-			4,596	-	-	-			4,596	-	(749)	(g	)	3,847
Life insurance premiums	-	-	-	-			-	-	31,317	(398)	(c	)	30,919	-	-			30,919
Property and casualty insurance premiums	-	-	-	-			-	5,382	-	-			5,382	-	-			5,382
Net investment and interest income	1,220	6,568	-	-			7,788	2,686	5,506	(268)	(d	)	15,712	-	(1,882)	(d	)	13,830
Other revenue	30	8,127	16,823	(18,248)	(b	)	6,732	-	1,314	(265)	(b	)	7,781	329	(177)	(b	)	7,933
Total revenues	1,250	514,403	17,233	(18,248)			514,638	8,068	38,137	(931)			559,912	12,479	(5,364)			567,027

Costs and expenses:
Operating expenses	4,565	262,807	2,013	(18,248)	(b	)	251,137	1,563	6,749	(2,922)	(b,c	)	256,527	5,601	(749)	(g	)	261,379
Commission expenses	-	52,092	-	-			52,092	-	-	-			52,092	-	(2,556)	(b	)	49,536
Cost of sales	-	30,229	-	-			30,229	-	-	-			30,229	2,087	-			32,316
Benefits and losses	-	-	-	-			-	4,182	24,433	1,991	(c	)	30,606	-	-			30,606
Amortization of deferred policy acquisition costs	-	-	-	-			-	622	5,004	-			5,626	-	-			5,626
Lease expense	19	37,868	17	-			37,904	-	-	-			37,904	-	(177)	(b	)	37,727
Depreciation, net of (gains) losses on disposals	62	37,273	1,808	-			39,143	-	-	-			39,143	668	(140)	(e	)	39,671
Total costs and expenses	4,646	420,269	3,838	(18,248)			410,505	6,367	36,186	(931)			452,127	8,356	(3,622)			456,861
Equity in earnings of subsidiaries	43,048	-	-	(40,697)	(f	)	2,351	-	-	(2,351)	(f	)	-	-	-			-
Equity in earnings of SAC Holding II	437	-	-	-			437	-	-	-			437	-	(437)	(f	)	-
Total - equity in earnings of subsidiaries and SAC Holding II	43,485	-	-	(40,697)			2,788	-	-	(2,351)			437	-	(437)			-
Earnings from operations	40,089	94,134	13,395	(40,697)			106,921	1,701	1,951	(2,351)			108,222	4,123	(2,179)			110,166
Interest income (expense)	22,121	(26,841)	(12,230)	-			(16,950)	-	-	-			(16,950)	(3,394)	1,882	(d	)	(18,462)
Pretax earnings	62,210	67,293	1,165	(40,697)			89,971	1,701	1,951	(2,351)			91,272	729	(297)			91,704
Income tax expense	(6,876)	(27,097)	(664)	-			(34,637)	(618)	(683)	-			(35,938)	(292)	(53)	(e	)	(36,283)
Net earnings	55,334	40,196	501	(40,697)			55,334	1,083	1,268	(2,351)			55,334	437	(350)			55,421
Less: Preferred stock dividends	(3,241)	-	-	-			(3,241)	-	-	-			(3,241)	-	-			(3,241)
Earnings available to common shareholders	$52,093	$40,196	$501	$(40,697)			$52,093	$1,083	$1,268	$(2,351)			$52,093	$437	$(350)			$52,180
(a) Balances for the quarter ended March 31, 2006
(b) Eliminate intercompany lease income and commission income
(c ) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate gain on sale of surplus property from U-Haul to SAC Holding II
(f) Eliminate equity in earnings of subsidiaries and equity in earnings of SAC Holding II
(g) Eliminate management fees charged to SAC Holding II and other intercompany operating expenses

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statements of operations by industry for the quarter ended June 30, 2005 are as follows:
	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$401,260	$-	$-			$401,260	$-	$-	$-			$401,260	$2,488	$(2,488)	(b	)	$401,260
Self-storage revenues	-	23,793	455	-			24,248	-	-	-			24,248	4,520	-			28,768
Self-moving & self-storage products & service sales	-	61,798	-	-			61,798	-	-	-			61,798	4,765	-			66,563
Property management fees	-	5,168	-	-			5,168	-	-	-			5,168	-	(728)	(g	)	4,440
Life insurance premiums	-	-	-	-			-	-	29,966	(377)	(c	)	29,589	-	-			29,589
Property and casualty insurance premiums	-	-	-	-			-	4,824	-	-			4,824	-	-			4,824
Net investment and interest income	1,412	4,738	4	-			6,154	3,485	6,666	(998)	(d	)	15,307	-	(1,593)	(d	)	13,714
Other revenue	9	10,016	14,463	(15,553)	(b	)	8,935	-	1,441	(185)	(b	)	10,191	286	(177)	(b	)	10,300
Total revenues	1,421	506,773	14,922	(15,553)			507,563	8,309	38,073	(1,560)			552,385	12,059	(4,986)			559,458

Costs and expenses:
Operating expenses	3,397	266,275	1,591	(15,553)	(b	)	255,710	2,400	7,388	(3,500)	(b,c	)	261,998	5,522	(728)	(g	)	266,792
Commission expenses	-	50,506	-	-			50,506	-	-	-			50,506	-	(2,488)	(b	)	48,018
Cost of sales	-	29,287	-	-			29,287	-	-	-			29,287	1,757	-			31,044
Benefits and losses	-	-	-	-			-	3,473	21,901	1,940	(c	)	27,314	-	-			27,314
Amortization of deferred policy acquisition costs	-	-	-	-			-	854	5,344	-			6,198	-	-			6,198
Lease expense	19	33,436	17	-			33,472	-	-	-			33,472	-	(177)	(b	)	33,295
Depreciation, net of (gains) losses on disposals	7	31,517	2,124	-			33,648	-	-	-			33,648	729	(140)	(e	)	34,237
Total costs and expenses	3,423	411,021	3,732	(15,553)			402,623	6,727	34,633	(1,560)			442,423	8,008	(3,533)			446,898

Equity in earnings of subsidiaries	65,282	-	-	(61,817)	(f	)	3,465	-	-	(3,465)	(f	)	-	-	-			-
Equity in earnings of SAC Holding II	560	-	-	-			560	-	-	-			560	-	(560)	(f	)	-
Total - equity in earnings of subsidiaries and SAC Holding II	65,842	-	-	(61,817)			4,025	-	-	(3,465)			560	-	(560)			-
Earnings from operations	63,840	95,752	11,190	(61,817)			108,965	1,582	3,440	(3,465)			110,522	4,051	(2,013)			112,560
Interest expense	(11,148)	(678)	(6,273)	-			(18,099)	-	-	-			(18,099)	(3,130)	1,593	(d	)	(19,636)
Fees on early extinguishment of debt	(35,627)	-	-	-			(35,627)	-	-	-			(35,627)	-	-			(35,627)
Pretax earnings	17,065	95,074	4,917	(61,817)			55,239	1,582	3,440	(3,465)			56,796	921	(420)			57,297
Income tax expense	17,910	(36,073)	(2,101)	-			(20,264)	(554)	(1,003)	-			(21,821)	(361)	(53)	(e	)	(22,235)
Net earnings	34,975	59,001	2,816	(61,817)			34,975	1,028	2,437	(3,465)			34,975	560	(473)			35,062
Less: Preferred stock dividends	(3,241)	-	-	-			(3,241)	-	-	-			(3,241)	-	-			(3,241)
Earnings available to common shareholders	$31,734	$59,001	$2,816	$(61,817)			$31,734	$1,028	$2,437	$(3,465)			$31,734	$560	$(473)			$31,821
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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2006 are as follows:

	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings (loss)	$55,334	$40,196	$501	$(40,697)	$55,334	$1,083	$1,268	$(2,351)	$55,334	$437	$(350)	$55,421
Earnings from consolidated entities	(43,485)	-	-	40,697	(2,788)	-	-	2,351	(437)	-	437	-
Depreciation	62	37,439	2,637	-	40,138	-	-	-	40,138	668	(140)	40,666
Amortization of deferred policy acquisition costs	-	-	-	-	-	622	5,004	-	5,626	-	-	5,626
Change in provision for losses on trade receivables	-	(51)	-	-	(51)	-	19	-	(32)	-	-	(32)
Change in provision for losses on mortgage notes	-	(10)	-	-	(10)	-	-	-	(10)	-	-	(10)
Net (gain) loss on sale of real and personal property	-	(166)	(829)	-	(995)	-	-	-	(995)	-	-	(995)
Net (gain) loss on sale of investments	-	-	-	-	-	319	234	-	553	-	-	553
Deferred income taxes	13,538	214	-	-	13,752	336	(170)	-	13,918	282	53	14,253
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(1,016)	1	-	(1,015)	18,894	(99)	-	17,780	-	-	17,780
Inventories	-	(3,242)	-	-	(3,242)	-	-	-	(3,242)	41	-	(3,201)
Prepaid expenses	592	(3,703)	-	-	(3,111)	-	-	-	(3,111)	32	-	(3,079)
Capitalization of deferred policy acquisition costs	-	-	-	-	-	(644)	(1,742)	-	(2,386)	-	-	(2,386)
Other assets	(3)	(750)	2,514	-	1,761	295	(42)	-	2,014	118	-	2,132
Related party assets	2,931	18,378	60	-	21,369	4,369	(14)	-	25,724	2,900	-	28,624
Accounts payable and accrued expenses	7,610	6,718	(1,100)	-	13,228	-	947	-	14,175	386	-	14,561
Policy benefits and losses, claims and loss expenses payable	-	12,697	-	-	12,697	(24,004)	(3,303)	-	(14,610)	-	-	(14,610)
Other policyholders' funds and liabilities	-	-	-	-	-	(1,057)	(216)	-	(1,273)	-	-	(1,273)
Deferred income	-	2,220	-	-	2,220	-	-	-	2,220	37	-	2,257
Related party liabilities	(25)	2,867	(2,842)	-	-	(1,725)	159	-	(1,566)	(4,517)	-	(6,083)
Net cash provided (used) by operating activities	36,554	111,791	942	-	149,287	(1,512)	2,045	-	149,820	384	-	150,204
Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(2)	(142,643)	(24,029)	-	(166,674)	-	-	-	(166,674)	(325)	-	(166,999)
Short term investments	-	-	-	-	-	(17,304)	(35,827)	-	(53,131)	-	-	(53,131)
Fixed maturities investments	-	-	-	-	-	(21,054)	(11,218)	-	(32,272)	-	-	(32,272)
Mortgage loans	-	-	-	-	-	-	(7,305)	-	(7,305)	-	-	(7,305)
Proceeds from sales of:
Property, plant and equipment	-	27,863	829	-	28,692	-	-	-	28,692	-	-	28,692
Short term investments	-	-	-	-	-	29,044	53,184	-	82,228	-	-	82,228
Fixed maturities investments	-	-	-	-	-	5,722	16,130	-	21,852	-	-	21,852
Cash received in excess of purchase of company acquired	-	-	-	-	-	-	1,233	-	1,233	-	-	1,233
Preferred stock	-	-	-	-	-	-	125	-	125	-	-	125
Real estate	-	-	877	-	877	-	-	-	877	-	-	877
Mortgage loans	-	-	-	-	-	-	2,086	-	2,086	-	-	2,086
Payments from notes and mortgage receivables	-	(45)	448	-	403	-	-	-	403	-	-	403
Net cash provided (used) by investing activities	(2)	(114,825)	(21,875)	-	(136,702)	(3,592)	18,408	-	(121,886)	(325)	-	(122,211)
	(page 1 of 2)
(a) Balance for the period ended March 31, 2006

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Continuation of consolidating cash flow statement by industry segment for the quarter ended June 30, 2006, are as follows:

	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	-	87,376	-	-	87,376	-	-	-	87,376	-	-	87,376
Principal repayments on credit facilities	-	(5,133)	(2,689)	-	(7,822)	-	-	-	(7,822)	(314)	-	(8,136)
Debt issuance costs	-	(1,437)	-	-	(1,437)	-	-	-	(1,437)	-	-	(1,437)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	285	-	-	285	-	-	-	285	-	-	285
Proceeds from (repayment of) intercompany loans	(33,309)	9,786	23,523	-	-	-	-	-	-	-	-	-
Preferred stock dividends paid	(3,241)	-	-	-	(3,241)	-	-	-	(3,241)	-	-	(3,241)
Investment contract deposits	-	-	-	-	-	-	4,251	-	4,251	-	-	4,251
Investment contract withdrawals	-	-	-	-	-	-	(20,843)	-	(20,843)	-	-	(20,843)
Net cash provided (used) by financing activities	(36,550)	90,877	20,834	-	75,161	-	(16,592)	-	58,569	(314)	-	58,255

Effects of exchange rate on cash	-	151	-	-	151	-	-	-	151	-	-	151

Increase (decrease) in cash and cash equivalents	2	87,994	(99)	-	87,897	(5,104)	3,861	-	86,654	(255)	-	86,399
Cash and cash equivalents at beginning of period	7	140,499	856	-	141,362	9,815	4,027	-	155,204	255	-	155,459
Cash and cash equivalents at end of period	$9	$228,493	$757	$-	$229,259	$4,711	$7,888	$-	$241,858	$-	$-	$241,858
	(page 2 of 2)
(a) Balance for the period ended March 31, 2006

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2005 are as follows:

	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings (loss)	$34,975	$59,001	$2,816	$(61,817)	$34,975	$1,028	$2,437	$(3,465)	$34,975	$560	$(473)	$35,062
Earnings from consolidated entities	(58,332)	-	-	59,847	1,515	-	-	(2,075)	(560)	-	560	-
Depreciation	7	28,205	2,124	-	30,336	-	-	-	30,336	729	(140)	30,925
Amortization of deferred policy acquisition costs	-	-	-	-	-	854	5,823	-	6,677	-	-	6,677
Change in provision for losses on trade receivables	-	(601)	-	-	(601)	-	-	-	(601)	-	-	(601)
Change in provision for losses on mortgage notes	-	-	-	-	-	-	-	-	-	-	-	-
Net (gain) loss on sale of real and personal property	-	3,312	-	-	3,312	-	-	-	3,312	-	-	3,312
Net (gain) loss on sale of investments	-	-	-	-	-	(192)	(1,261)	-	(1,453)	-	-	(1,453)
Write-off of unamortized debt issuance costs	13,629	-	-	-	13,629	-	-	-	13,629	-	-	13,629
Deferred income taxes	10,843	-	-	-	10,843	74	1,461	-	12,378	357	53	12,788
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(8,009)	(1)	-	(8,010)	6,423	(700)	-	(2,287)	-	-	(2,287)
Inventories	-	(2,001)	-	-	(2,001)	-	-	-	(2,001)	(245)	-	(2,246)
Prepaid expenses	2,804	(3,698)	-	-	(894)	-	-	-	(894)	78	-	(816)
Capitalization of deferred policy acquisition costs	-	-	-	-	-	(831)	(1,677)	-	(2,508)	-	-	(2,508)
Other assets	13,969	(11,191)	(35,152)	-	(32,374)	434	2,886	-	(29,054)	(407)	-	(29,461)
Related party assets	(28,369)	(4,998)	(8)	19,013	(14,362)	1,664	-	(720)	(13,418)	-	(395)	(13,813)
Accounts payable and accrued expenses	(18,200)	21,460	1,301	-	4,561	-	-	5,540	10,101	409	-	10,510
Policy benefits and losses, claims and loss expenses payable	-	18,674	-	-	18,674	(11,728)	(4,039)	-	2,907	-	-	2,907
Other policyholders' funds and liabilities	-	-	-	-	-	(3,476)	(10,052)	-	(13,528)	-	-	(13,528)
Deferred income	-	3,583	-	-	3,583	-	-	-	3,583	138	-	3,721
Related party liabilities	-	18,513	-	(19,013)	(500)	(98)	(858)	636	(820)	(694)	395	(1,119)
Net cash provided (used) by operating activities	(28,674)	122,250	(28,920)	(1,970)	62,686	(5,848)	(5,980)	(84)	50,774	925	-	51,699
Cash flows from investing activities:
Purchases of:
Property, plant and equipment	-	(74,231)	(999)	-	(75,230)	-	-	-	(75,230)	(207)	-	(75,437)
Short term investments	-	-	-	-	-	(55,390)	-	-	(55,390)	-	-	(55,390)
Fixed maturities investments	-	-	-	-	-	(1,985)	(82,232)	-	(84,217)	-	-	(84,217)
Mortgage loans	-	-	-	-	-	-	(1,250)	-	(1,250)	-	-	(1,250)
Proceeds from sales of:
Property, plant and equipment	-	15,140	5	-	15,145	-	-	-	15,145	-	-	15,145
Short term investments	-	-	-	-	-	43,775	50,953	-	94,728	-	-	94,728
Fixed maturities investments	-	-	-	-	-	15,590	45,203	-	60,793	-	-	60,793
Equity securities	-	-	-	-	-	-	5,759	-	5,759	-	-	5,759
Preferred stock	-	-	-	-	-	-	417	-	417	-	-	417
Other asset investments, net	-	872	-	-	872	-	-	-	872	-	-	872
Real estate	-	-	-	-	-	179	514	-	693	-	-	693
Mortgage loans	-	-	-	-	-	-	3,034	-	3,034	-	-	3,034
Payments from notes and mortgage receivables	-	53	18	-	71	-	-	-	71	-	-	71
Net cash provided (used) by investing activities	-	(58,166)	(976)	-	(59,142)	2,169	22,398	-	(34,575)	(207)	-	(34,782)
	(page 1 of 2)
(a) Balance for the period ended March 31, 2005

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Continuation of consolidating cash flow statement by industry segment for the quarter ended June 30, 2005, are as follows:

	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	80,266	49,557	904,365	-	1,034,188	-	-	-	1,034,188	-	-	1,034,188
Principal repayments on credit facilities	(860,274)	-	-	-	(860,274)	-	-	-	(860,274)	(289)	-	(860,563)
Debt issuance costs	-	-	-	-	-	-	-	-	-	-	-	-
Leveraged Employee Stock Ownership Plan - repayments from loan	-	438	-	-	438	-	-	-	438	-	-	438
Proceeds from (repayment of) intercompany notes payable	-	(84)	-	-	(84)	-	-	84	-	-	-	-
Proceeds from (repayment of) intercompany loans	813,882	64,466	(878,348)	-	-	-	-	-	-	-	-	-
Preferred stock dividends paid	(3,241)	-	-	-	(3,241)	-	-	-	(3,241)	-	-	(3,241)
Investment contract deposits	-	-	-	-	-	-	5,670	-	5,670	-	-	5,670
Investment contract withdrawals	-	-	-	-	-	-	(17,896)	-	(17,896)	-	-	(17,896)
Net cash provided (used) by financing activities	30,633	114,377	26,017	-	171,027	-	(12,226)	84	158,885	(289)	-	158,596

Effects of exchange rate on cash	(1,970)	(1,970)	-	1,970	(1,970)	-	-	-	(1,970)	-	-	(1,970)

Increase (decrease) in cash and cash equivalents	(11)	176,491	(3,879)	-	172,601	(3,679)	4,192	-	173,114	429	-	173,543
Cash and cash equivalents at beginning of period	14	37,626	4,327	-	41,967	10,638	2,992	-	55,597	358	-	55,955
Cash and cash equivalents at end of period	$3	$214,117	$448	$-	$214,568	$6,959	$7,184	$-	$228,711	$787	$-	$229,498
	(page 2 of 2)
(a) Balance for the period ended March 31, 2005

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended June 30, 2006
Total revenues	$552,736	$14,291	$567,027
Depreciation and amortization, net of (gains) losses on disposals	43,575	1,722	45,297
Interest expense	18,301	161	18,462
Pretax earnings	89,633	2,071	91,704
Income tax expense	35,579	704	36,283
Identifiable assets	3,430,400	78,714	3,509,114

Quarter ended June 30, 2005
Total revenues	$545,077	$14,381	$559,458
Depreciation and amortization, net of (gains) losses on disposals	38,804	1,631	40,435
Interest expense (income)	19,640	(4)	19,636
Pretax earnings	54,428	2,869	57,297
Income tax expense	22,235	-	22,235
Identifiable assets	3,239,636	78,452	3,318,088

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with the overall strategy of AMERCO, followed by a description of our operating segments and the strategy of our operating segments to give the reader an overview of the goals of our business and the direction in which our businesses and products are moving. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for the first quarter of fiscal 2007, compared with the first quarter of fiscal 2006 beginning with an overview. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources” and “Disclosures about Contractual Obligations and Commercial Commitments.” We conclude this MD&A by discussing our outlook for the remainder of fiscal 2007.

This MD&A should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q. The various sections of this MD&A contain a number of forward-looking statements, as discussed under the caption “Cautionary Statements Regarding Forward-Looking Statements” all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly under Part II Item 1A. “Risk Factors.” Our actual results may differ materially from these forward-looking statements.

The first fiscal quarter for AMERCO ends on the 30th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31st of March for each year that is referenced. They have been consolidated on that basis. Consequently, all references to our insurance subsidiaries’ years 2006 and 2005 correspond to the Company’s fiscal years 2007 and 2006, respectively.

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

RepWest is focused on providing and administering property and casualty insurance to U-Haul, its customers, its independent dealers and affiliates. By exiting its non U-Haul lines of business, we believe that RepWest will be able to focus its core competencies and financial resources to better support our overall strategy.

Oxford is focused on long-term capital growth through direct writing and reinsuring of annuity, life and Medicare supplement products primarily in the senior marketplace. Oxford is pursuing increased direct writing via acquisitions of insurance companies, expanded distribution channels and product development. In 2005, Oxford determined that it would no longer pursue growth in the credit life and disability market. We believe this will enable Oxford to focus more on its core senior population demographic.

Description of Operating Segments

AMERCO has four reportable segments. They are Moving and Storage Operations, Property and Casualty Insurance, Life Insurance and SAC Holding II.

Moving and Storage Operating Segment

Our Moving and Storage Operating Segment consists of the rental of trucks, trailers, specialty rental items and self-storage spaces primarily to the household mover as well as sales of moving supplies, towing accessories and propane. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

With respect to our truck, trailer, specialty rental items and self-storage rental business, we are focused on expanding our dealer network, which provides added convenience for our customers and expanding the selection and availability of rental equipment to satisfy the needs of our customers.

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

eMove is an online marketplace that connects consumers to over 3,300 independent sellers of Moving Helpers™ as well as 2,800 providers of Self-Storage services. Our network of customer-rated affiliates provides pack and load help, cleaning help, self-storage and similar services, all over North America.

An individual or a company can connect to the eMove network by becoming an eMove Moving Help® Affiliate or an eMove Storage Affiliate™. Moving Helpers assist customers with packing, loading, cleaning and unloading their truck or storage unit. The Storage Affiliate program enables independent self-storage facilities to expand their reach by connecting into a centralized 1-800 and internet reservation system and for a fee, receive an array of services including web-based management software, Secured Online Affiliated Rentals (S.O.A.R®), co-branded rental trucks, savings on insurance, credit card processing and more. Approximately 2,800 independent self-storage facilities are now registered on the eMove network.

With over 78,000 unedited reviews of independent vendors, the marketplace has facilitated Moving Help® and Self-Storage transactions all over North America. We believe that acting as an intermediary, with little added investment, serves the customer in a cost effective manner. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

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

SAC Holdings Operating Segment

SAC Holding Corporation and its subsidiaries, and SAC Holding II Corporation and its subsidiaries, collectively referred to as “SAC Holdings,” own self-storage properties that are managed by U-Haul under property management agreements and act as independent U-Haul rental equipment dealers. AMERCO, through its subsidiaries, has contractual interests in certain SAC Holdings’ properties entitling AMERCO to potential future income based on the financial performance of these properties. With respect to SAC Holding II, AMERCO is considered the primary beneficiary of these contractual interests. Consequently, we include the results of SAC Holding II in the consolidated financial statements of AMERCO, as required by FIN 46(R).

Critical Accounting Policies and Estimates

The Company’s financial statements have been prepared in accordance with the United States generally accepted accounting principles. The methods, estimates and judgments we use in applying our accounting policies can have a significant impact on the results we report in our financial statements. Certain accounting policies require us to make difficult and subjective judgments and assumptions, often as a result of the need to make estimates of matters that are inherently uncertain.

Below we have set forth, with a detailed description, the accounting policies that we deem most critical to us and that require management’s most difficult and subjective judgments. These estimates are based on historical experience, observance of trends in particular areas, information and valuations available from outside sources and on various other assumptions that are believed to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions and conditions; such differences may be material. We also have other policies that we consider key accounting policies, such as revenue recognition; however, these policies do not meet the definition of critical accounting estimates, because they do not generally require us to make estimates or judgments that are difficult or subjective. The accounting policies that we deem most critical to us, and involve the most difficult, subjective or complex judgments include the following:

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

The consolidated financial statements for the first quarters of fiscal 2007 and fiscal 2006 and the balance sheet as of March 31, 2006, include the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holding II Corporation and its subsidiaries.

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

Recoverability of Property, Plant and Equipment

Property, plant and equipment are stated at cost. Interest cost incurred during the initial construction of buildings and rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes using the straight-line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. Major overhauls to rental equipment are capitalized and are amortized over the estimated period benefited. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation expense when realized. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., no gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed.

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

Fiscal 2006 marked the first time in ten years that the Company has acquired a significant number of new trucks via purchase rather than lease. Management performed an analysis of the expected economic value of new rental trucks and determined that additions to the fleet resulting from purchase should be depreciated on an accelerated method based upon a declining formula. The salvage value and useful life assumptions of the rental truck fleet remain unchanged. Under the declining balances method (2.4 times declining balance) the book value of a rental truck is reduced 16% at the end of its first year, 70% by the end of its seventh year, and 80% at the end of year fifteen.

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

Insurance Reserves

Liabilities for life insurance and certain annuity and health policies are established to meet the estimated future obligations of policies in force, and are based on mortality, morbidity and withdrawal assumptions from recognized actuarial tables which contain margins for adverse deviation. In addition, liabilities for health, disability and other policies include estimates of payments to be made on insurance claims for reported losses and estimates of losses incurred, but not yet reported. Liabilities for annuity contracts consist of contract account balances that accrue to the benefit of the policyholders, excluding surrender charges.

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

The Company’s tax returns are periodically reviewed by various taxing authorities. Despite our belief that all of our tax treatments are supportable, the final outcome of these audits may cause changes in our valuation allowance should we not prevail. These changes could materially impact our financial results. Our current tax rate is approximately 39.6%.

AMERCO files a consolidated tax return with all of its legal subsidiaries, except for CFLIC and DGLIC which will file on a stand alone basis. SAC Holding Corporation and its legal subsidiaries and SAC Holding II Corporation and its legal subsidiaries file consolidated tax returns, which are in no way associated with AMERCO’s consolidated returns.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued a standard that addresses accounting for income taxes: FIN 48, Accounting for Uncertainty in Income Taxes. Among other things, FIN 48 requires applying an audit sustainability standard of “more likely than not” related to the recognition and de-recognition of tax positions. The new guidance will be effective for us in fiscal 2008. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our consolidated financial statements.

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended June 30, 2006 compared with the Quarter Ended June 30, 2005

Listed below on a consolidated basis are revenues for our major product lines for the first quarter of fiscal 2007 and the first quarter of fiscal 2006:
	Quarter Ended June 30,
	2006	2005
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$407,234	$401,260
Self-storage revenues	30,431	28,768
Self-moving and self-storage products and service sales	67,451	66,563
Property management fees	3,847	4,440
Life insurance premiums	30,919	29,589
Property and casualty insurance premiums	5,382	4,824
Net investment and interest income	13,830	13,714
Other revenue	7,933	10,300
Consolidated revenue	$567,027	$559,458

During the first quarter of fiscal 2007, self-moving equipment rentals increased $6.0 million, compared with the first quarter of fiscal 2006, primarily due to increases in trailer rentals.

Self-storage revenues increased $1.7 million for the first quarter of fiscal 2007, compared with the first quarter of fiscal 2006 due to increases in occupancy levels. During the first quarter of fiscal 2007, the Company has increased rooms available through build-outs at existing facilities.

Sales of self-moving and self-storage products and service sales increased $0.9 million for the first quarter of fiscal 2007, compared with the first quarter of fiscal 2006. Towing accessories and propane sales experienced first quarter increases.

Premiums at RepWest increased $0.6 million due to increases in U-Haul related business.

Oxford’s premium revenues increased approximately $1.3 million primarily as a result of additional life insurance premiums and the acquisition of DGLIC.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $567.0 million for the first quarter of fiscal 2007, compared with $559.5 million for the first quarter of fiscal 2006.

Listed below are revenues and earnings from operations at each of our four operating segments for the first quarter of fiscal 2007 and the first quarter of fiscal 2006; for the insurance companies the first quarter ended March 31, 2006 and 2005.
	Quarter Ended June 30,
	2006	2005
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$514,638	$507,563
Earnings from operations	106,921	108,965
Property and casualty insurance
Revenues	8,068	8,309
Earnings from operations	1,701	1,582
Life insurance
Revenues	38,137	38,073
Earnings from operations	1,951	3,440
SAC Holding II
Revenues	12,479	12,059
Earnings from operations	4,123	4,051
Eliminations
Revenues	(6,295)	(6,546)
Earnings from operations	(4,530)	(5,478)
Consolidated results
Revenues	567,027	559,458
Earnings from operations	110,166	112,560

Total costs and expenses increased $10.0 million for the first quarter of fiscal 2007, compared with the first quarter of fiscal 2006. This is due primarily to increases in lease and depreciation expense associated with the fleet rotation. Reductions in maintenance and repair costs and insurance expenses were partially offset by increases in other fleet related expenses.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $110.2 million in the first quarter of fiscal 2007, compared with $112.6 million for the first quarter of fiscal 2006.

Interest expense for the first quarter of fiscal 2007 was $18.5 million, compared with $55.3 million in the first quarter of fiscal 2006. The first quarter of fiscal 2006 results included a one-time, non-recurring charge of $35.6 million before taxes which includes fees for early extinguishment of debt of $21.2 million and the write-off of $14.4 million of debt issuance costs. The refinancing costs had the effect of decreasing, on a non-recurring basis, earnings for the quarter ended June 30, 2005 by $1.71 per share before taxes, in which the tax effect was approximately $0.63 per share.

Income tax expense was $36.3 million in the first quarter of fiscal 2007, compared with $22.2 million in first quarter of fiscal 2006 and reflects higher pretax earnings for the first quarter of fiscal 2006.

Dividends accrued on our Series A preferred stock were $3.2 million in first quarter of fiscal 2007, unchanged from the first quarter of fiscal 2006.

As a result of the above mentioned items, earnings available to common shareholders were $52.2 million in the first quarter of fiscal 2007, compared with $31.8 million in the first quarter of fiscal 2006.

The weighted average common shares outstanding basic and diluted were 20,897,688 in first quarter of fiscal 2007 and were 20,836,458 in the first quarter of fiscal 2006.

Basic and diluted earnings per share in the first quarter of fiscal 2007 were $2.50, compared with $1.53 for the first quarter of fiscal 2006.

Moving and Storage

Quarter Ended June 30, 2006 compared with the Quarter Ended June 30, 2005

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first quarter of fiscal 2007 and the first quarter of fiscal 2006:
	Quarter Ended June 30,
	2006	2005
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$407,234	$401,260
Self-storage revenues	25,589	24,248
Self-moving and self-storage products and service sales	62,699	61,798
Property management fees	4,596	5,168
Net investment and interest income	7,788	6,154
Other revenue	6,732	8,935
Moving and Storage revenue	$514,638	$507,563

During the first quarter of fiscal 2007, self-moving equipment rentals increased $6.0 million, compared with the first quarter of fiscal 2006, primarily due to increases in trailer rentals.

Self-storage revenues increased $1.3 million for the first quarter of fiscal 2007, compared with the first quarter of fiscal 2006. The Company has increased the number of room’s available period over period through the expansion of existing facilities and maintained its occupancy rates.

Sales of self-moving and self-storage products and service increased $0.9 million for the first quarter of fiscal 2007, compared with the first quarter of fiscal 2006. Propane and towing accessories have increased period over period. U-Haul is the largest single retail provider of propane and towing accessories in the United States through our Company owned and managed locations. The Company continues to improve its visibility as a provider of propane, moving supplies and towing accessories.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements for Moving and Storage represent Company-owned locations only. Self-storage data for our owned storage locations is as follows:
	Quarter Ended June 30,
	2006	2005
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of June 30	124	122
Square footage as of June 30	9,734	9,492
Average number of rooms occupied	109	108
Average occupancy rate based on room count	87.8%	88.5%
Average square footage occupied	8,643	8,528

Total costs and expenses increased $7.9 million for the first quarter of fiscal 2007, compared with the first quarter of fiscal 2006. Variable expenses including rental commissions and cost of goods sold increased in proportion to their related revenues. Additionally, increases in fleet rotation-related expenses including depreciation, lease, licensing and freight costs were partially offset by reductions in maintenance and repair. The first quarter of fiscal 2007 included costs associated with re-imaging portions of the existing rental truck fleet.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $106.9 million in first quarter of fiscal 2007, compared with $109.0 million for first quarter of fiscal 2006.

U-Haul International, Inc.

Quarter Ended June 30, 2006 compared with the Quarter Ended June 30, 2005

Listed below are revenues for the major product lines at U-Haul International, Inc. for the first quarter of fiscal 2007 and the first quarter of fiscal 2006:
	Quarter Ended June 30,
	2006	2005
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$407,234	$401,260
Self-storage revenues	25,179	23,793
Self-moving and self-storage products and service sales	62,699	61,798
Property management fees	4,596	5,168
Net investment and interest income	6,568	4,738
Other revenue	8,127	10,016
U-Haul International, Inc. revenue	$514,403	$506,773

During the first quarter of fiscal 2007, self-moving equipment rentals increased $6.0 million, compared with the first quarter of fiscal 2006, primarily due to increases in trailer rentals. New truck additions over the past fifteen months have been largely offset by sales of older trucks.

Self-storage revenues increased $1.4 million for the first quarter of fiscal 2007, compared with the first quarter of fiscal 2006. The Company has increased the number of room’s available period over period through the expansion of existing facilities and maintained its occupancy rates.

Sales of self-moving and self-storage products and services increased $0.9 million for the first quarter of fiscal 2007, compared with the first quarter of fiscal 2006. Propane and towing accessories have increased period over period. U-Haul is the largest single retail provider of propane and towing accessories in the United States through our Company owned and managed locations. The Company continues to improve its visibility as a provider of propane, moving supplies and towing accessories.

Total costs and expenses increased $9.2 million for the first quarter of fiscal 2007, compared with the first quarter of fiscal 2006. This is primarily due to increases in variable expenses related to revenue increases as well as lease and depreciation expenses related to the rotation of the rental fleet. Reductions in maintenance and repair expense were partially offset by the cost of re-imaging portions of the fleet. As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $94.1 million in the first quarter of fiscal 2007, compared with $95.8 million in the first quarter of fiscal 2006.

Republic Western Insurance Company

Quarter Ended March 31, 2006 compared with the Quarter Ended March 31, 2005

Premium revenues were $5.4 million and $4.8 million for the quarters ended March 31, 2006 and 2005, respectively. U-Haul related premiums were $4.5 million and $3.9 million for the quarters ended March 31, 2005 and 2004, respectively.

Net investment income was $2.7 million and $3.5 million for the quarters ended March 31, 2006 and 2005, respectively. The reduction is due primarily to a decrease in our invested asset base combined with lower rates on reinvested assets.

Benefits and losses incurred were $4.2 million and $3.5 million for the quarters ended March 31, 2006 and 2005, respectively. The increase is due to an increase in U-Haul related premiums resulting in additional liabilities from reserves added to the discontinued lines.

Amortization of deferred acquisition costs were $0.6 million and $0.9 million for the quarters ended March 31, 2006 and 2005, respectively. The decrease is due to decreased premium writings.

Operating expenses were $1.6 million and $2.4 million for the quarters ended March 31, 2006 and 2005, respectively. The decrease is primarily due to decreased commissions and administrative expenses.

Pretax earnings from operations were $1.7 million and $1.6 million for the quarters ended March 31, 2006 and 2005, respectively.

Oxford Life Insurance Company

Quarter Ended March 31, 2006 compared with the Quarter Ended March 31, 2005

Net premiums were $31.3 million and $30.0 million for the quarters ended March 31, 2006 and 2005, respectively. Increases in annuity and life premiums of $1.6 million and $0.6 million, respectively were largely offset by a decrease of $1.1 million in credit premiums. Annuity premiums increased as a result of additional annuitizations during the period. The increase in life premiums is primarily due to increased sales relating to a newly introduced final expense product. The Company is no longer pursuing credit insurance and further attrition is expected over the next several years. Other income of $1.3 million declined slightly in the current quarter.

Net investment income was $5.5 million and $6.7 million for the first quarters of 2006 and 2005, respectively. The decrease was primarily due to a negative variance of $1.5 million in capital gains and losses offset by a slightly higher return on invested assets.

Benefits incurred were $24.4 million and $21.9 million for the first quarters of 2006 and 2005, respectively. Annuities, life, Medicare supplement and other health all had increased benefits in the current quarter as compared to the prior year quarter. These increases were partially offset by a decrease of $0.8 million in credit insurance benefits that was due to the net result of decreased exposure and an increased loss ratio. The increase in annuity benefits of $1.6 million resulted from the increase in annuitizations as discussed above. The $0.7 million increase in life benefits resulted from increased sales. The increases in Medicare supplement and other health resulted from higher loss ratios in the current period compared to the prior year period.

Amortization of deferred acquisition costs (DAC) and the value of business acquired (VOBA) was $5.0 million and $5.3 million for the first quarters of 2006 and 2005, respectively. These costs are amortized for life and health policies as the premium is earned over the term of the policy; and for deferred annuities in relation to interest spreads. Annuity amortization decreased $0.4 million from 2005 primarily due to reduced surrender activity. Increases in Medicare supplement and life amortization were offset by a decrease in credit amortization.

Operating expenses were $6.7 million and $7.4 million for the first quarters of 2006 and 2005, respectively. Non-deferrable commissions decreased $0.7 million from 2005 primarily due to decreases in the credit line of business.

Earnings from operations were $2.0 million and $3.4 million for the first quarters of 2006 and 2005, respectively. Excluding the capital gains and losses, earnings from operations were consistent for the first quarters of 2006 and 2005.

SAC Holding II

Quarter Ended June 30, 2006 compared with the Quarter Ended June 30, 2005

Listed below are revenues for the major product lines at SAC Holding II for the first quarter of fiscal 2007 and the first quarter of fiscal 2006:
	Quarter Ended June 30,
	2006	2005
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$2,556	$2,488
Self-storage revenues	4,842	4,520
Self-moving and self-storage products and service sales	4,752	4,765
Other revenue	329	286
Segment revenue	$12,479	$12,059

Revenues for the first quarter of fiscal 2007 grew $0.4 million, primarily as a result of improved occupancy and pricing.

Total costs and expenses were $8.4 million in the first quarter of fiscal 2007, compared with $8.0 million in the first quarter of fiscal 2006.

Earnings from operations were $4.1 million in the first quarter of fiscal 2007, compared with $4.1 million in the first quarter of fiscal 2006.

Liquidity and Capital Resources

We believe our current capital structure will allow us to achieve our operational plans and goals, and provide us with sufficient liquidity for the next three to five years. The majority of the debt obligations currently in place mature either at the end of fiscal 2010 or 2015. This allows us to focus on our operations and business to further improve liquidity in the long term. We believe these improvements will enhance our access to capital markets. However, there is no assurance that future cash flows will be sufficient to meet our outstanding obligations or our future capital needs.

Our financial condition remains strong. At June 30, 2006, cash and cash equivalents totaled $241.9 million, compared with $155.5 million on March 31, 2006. Total short-term and long-term debts were $1,045.6 million at June 30, 2006, compared with $965.6 million at March 31, 2006, and represented 1.4 times stockholders’ equity for both periods. At June 30, 2006 our cash availability under existing credit facilities was $467.0 million.

Cash provided by operating activities improved $98.5 million in the first quarter of fiscal 2007, compared with fiscal 2006. Operating cash flows for the Moving and Storage segment included a $34.2 million interest repayment from SAC Holdings in fiscal 2007, while fiscal 2006 included payments related to the refinancing of debt. The insurance company operating cash flows increased due to fiscal 2006 including Oxford’s $12.8 million lawsuit settlement.

Net cash used in investing activities increased $87.4 million in the first quarter of fiscal 2007, compared with fiscal 2006 due primarily to higher capital expenditures in the Moving and Storage segment. Net capital expenditures increased $78.0 million in fiscal 2007 due to planned manufacturing of rental vehicles to rotate our rental fleet. Insurance company investing cash flows decreased $9.8 million as business volume declined.

Cash provided by financing activities decreased $100.3 million in the first quarter of fiscal 2007, compared with fiscal 2006. Fiscal 2006 included the Company’s refinancing while fiscal 2007 contained routine financing.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily reflected new rental equipment acquisitions and the buyouts of existing fleet from TRAC leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment, and externally from lease financing. In the future we anticipate that our internally generated funds will be used to service the existing debt and support operations. U-Haul estimates that during the next three fiscal years, at least $340.0 million each year will be reinvested in the truck and trailer rental fleet. This investment will be funded through external lease financing, debt financing and internally from operations and sales of used equipment. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Because the Company has utilized all of its net operating loss carry forwards, there will be more of a focus on financing the fleet through asset-backed debt. Net capital expenditures were $138.0 million and $60.1 million for the first quarter of fiscal 2007 and 2006, respectively.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. U-Haul's growth plan in self-storage is focused on eMove, which does not require significant capital, and in developing several existing locations for use as storage centers. The Company is funding these development projects through construction loans and internally generated funds.

Property and Casualty Insurance

At March 31, 2006, RepWest had no notes and loans due in less than one year and its accounts payable and accrued expenses were $4.2 million. RepWest financial assets (cash, receivables, short-term investments, other investments, fixed maturities and related party assets) at March 31, 2005, were $429.6 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, RepWest’s assets are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Stockholder’s equity was $137.6 million and $137.4 million at March 31, 2006 and December 31, 2005, respectively. RepWest does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions.

Life Insurance

As of July 1, 2006, Oxford was due to make $2.0 million of principal payments to AMERCO on an intercompany surplus note issued in 1998, as well as $2.4 million in interest; Oxford had no other notes and loans payable. Oxford’s accounts payable and accrued expenses total approximately $4.6 million. Oxford manages its financial assets to meet policyholder and other obligations including investment contract withdrawals. Oxford’s net withdrawals for the first quarter of fiscal 2007 were $16.6 million. Oxford’s financial assets (cash, receivables, short-term investments, other investments, fixed maturities and related party assets) at March 31, 2006 were approximately $683.5 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Oxford’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Oxford’s stockholder’s equity was $126.9 million and $127.3 million as of March 31, 2006, and December 31, 2005, respectively. Increases from earnings were offset by decreases in other comprehensive income.

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

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Cash provided from operating activities were $149.3 million and $62.7 million in the first quarter of fiscal 2007 and 2006, respectively. Fiscal 2007 includes the receipt of $34.2 million in interest due from SAC Holdings. Fiscal 2006 included outflows of $44.0 million related to the refinancing.

Property and Casualty Insurance

Cash flows used by operating activities were $1.5 million and $5.8 million for the quarters ended March 31, 2006 and 2005, respectively.

RepWest’s cash and cash equivalents and short-term investment portfolio were $89.3 million and $106.2 million at March 31, 2006 and December 31, 2005, respectively. This balance includes funds in transition from maturity proceeds to long term investments. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs. Capital and operating budgets allow RepWest to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Cash flows provided (used) by operating activities were $2.0 million and ($6.0) million, for the first quarter of 2006 and 2005, respectively. Included in the operating cash out-flow for the first quarter of 2005 was a $12.8 million litigation settlement, net of a $2.2 million recovery from Oxford’s E&O insurance carrier.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds is available through Oxford’s short-term portfolio. At March 31, 2006 and December 31, 2005, short-term investments amounted to $15.8 million and $33.0 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

SAC Holding II

Cash provided by operating activities at SAC Holding II was $0.4 million and $0.9 million for the first quarter of fiscal 2007 and 2006, respectively.

Liquidity and Capital Resources-Summary

We believe we have the financial resources needed to meet our business requirements including capital expenditures for the investment in and expansion of our rental fleet, rental equipment and storage space, working capital requirements and our preferred stock dividend program.

For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 3 “Borrowings” to the “Notes to the Condensed Consolidated Financial Statements.”

Disclosures about Contractual Obligations and Commercial Commitments

Our estimates as to future contractual obligations have not materially changed as to the disclosure included under the subheading “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for fiscal year ending March 31, 2006, except for the BTMU Rental Truck Amortizing Loan (see Note 3 “Borrowings” to the “Notes to the Condensed Consolidated Financial Statements”).

Off Balance Sheet Arrangements

The Company uses off-balance sheet arrangements where the economics and sound business principles warrant their use.

AMERCO utilizes operating leases for certain equipment and facilities with terms expiring substantially through 2010, with the exception of one land lease expiring in 2034. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, AMERCO has guaranteed approximately $195.7 million of residual values at June 30, 2006 for these assets at the end of their respective lease terms. AMERCO has been leasing rental equipment since 1987. Thus far, we have experienced no residual value shortfalls.

AMERCO has used off-balance sheet arrangements in connection with the expansion of our self-storage business. The Company currently manages the self-storage properties of SAC Holdings (see Note 8 “Related Party Transactions” to the “Notes to the Condensed Consolidated Financial Statements”).

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of expenses, of $4.4 million, and $4.0 million from the above mentioned entities during the first quarter of fiscal 2007 and 2006, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

At June 30, 2006, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers. During the first quarter of fiscal 2007 and 2006, the Company paid the above mentioned entities $10.1 million and $9.3 million, respectively in commissions pursuant to such dealership contracts.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $0.7 million and $0.7 million in the first quarter of fiscal 2007 and 2006, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

During the first quarter of fiscal 2007 subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater, wholly-owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. The Company does not have an equity ownership interest in SAC Holdings, except for minority investments made by RepWest and Oxford in a SAC Holdings-controlled limited partnership which holds Canadian self-storage properties. The Company recorded interest income of $5.3 million and $5.4 million, and received cash interest payments of $34.2 million and $4.9 million, from SAC Holdings during the first quarter of fiscal 2007 and 2006, respectively. The $34.2 million payment in the first quarter of fiscal 2007 reduced the outstanding interest receivable from SAC Holdings to $21.5 million. The largest aggregate amount of notes receivable outstanding during the first quarter of fiscal 2007 and the aggregate notes receivable balance at June 30, 2006 was $203.7 million, of which $75.1 million is with SAC Holding II and has been eliminated in the consolidating financial statements.

These agreements with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding dealer agreements, provided revenue of $9.3 million, expenses of $0.7 million and cash flows of $37.5 million during the first quarter of fiscal 2007. Revenues and commission expenses related to the Dealer Agreements were $46.5 million and $10.1 million, respectively.

Fiscal 2007 Outlook

We have many developments which we believe should positively affect performance in fiscal 2007. We believe the momentum in our Moving and Storage Operations will continue.

In fiscal 2007 we are working towards increasing transaction volume, product mix and utilization for self-moving equipment rentals. Investing in our truck fleet is a key initiative to reach this goal. Over the past fifteen months we have placed over 17,400 of our large and mid-size rental trucks in service, along with approximately 4,700 new trailers. We continue to manufacture our mid-size rental trucks and expect to produce approximately 12,000 additional vehicles and 2,500 additional trailers during the next nine months. This investment is expected to increase the number of rentable equipment days available to meet our customer demands and to reduce future spending on repair costs and equipment downtime. In fiscal 2007 we are working towards increasing our storage occupancy at existing sites, adding new eMove Storage Affiliates and building new locations. We believe that additional occupancy gains in our current portfolio of locations can be realized in fiscal 2007.

At RepWest, our plans to exit non U-Haul related lines of business are progressing well. Additionally, RepWest will continue to provide loss adjusting and claims handling for U-Haul and underwrite components of the Safemove, Safetow and Safestor protection packages to U-Haul customers.

At Oxford, the recent acquisition of DGLIC is expected to increase Medicare supplement premium revenues and expand Oxford’s presence in key markets. Additional direct marketing programs for life and annuity products are underway.

Cautionary Statements Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the documents incorporated by reference herein, contains “forward-looking statements” regarding future events and our future results. We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission (the “SEC”) or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, earnings or loss; estimates of capital expenditures, plans for future operations, products or services; financing needs and plans; our perceptions of our legal positions and anticipated outcomes of government investigations and pending litigation against us; liquidity; goals and strategies; plans for new business; growth rate assumptions, pricing, costs, and access to capital and leasing markets as well as assumptions relating to the foregoing. The words “believe,” “expect,” “anticipate,” “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation, the risks set forth in Item 1A. “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ending March 31, 2006, as well as the following: the Company’s ability to operate pursuant to the terms of its credit facilities; the Company’s ability to maintain contracts that are critical to its operations; the costs and availability of financing; the Company’s ability to execute its business plan; the Company’s ability to attract, motivate and retain key employees; general economic conditions; fluctuations in our costs to maintain and update our fleet and facilities; our ability to refinance our debt; changes in government regulations, particularly environmental regulations; our credit ratings; the availability of credit; changes in demand for our products; changes in the general domestic economy; the degree and nature of our competition; the resolution of pending litigation against the Company; changes in accounting standards and other factors described in this report or the other documents we file with the SEC. The above factors, the following disclosures, as well as other statements in this report and in the Notes to our Condensed Consolidated Financial Statements, could contribute to or cause such differences, or could cause our stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized. The Company disclaims any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and currency exchange rates. To mitigate these risks, we may utilize derivative financial instruments, among other strategies. We do not use derivative financial instruments for speculative purposes. We do not believe that inflation has or will have a unique impact on our operations.

  Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations. We have used interest rate swap and cap agreements to reduce our exposure to changes in interest rates.
Notional Amount		Effective Date	Expiration Date	Fixed Rate	Floating Rate

$100,000,000	(a)	6/8/2005	6/8/2008	3.97%	3 Month LIBOR
100,000,000	(a)	6/8/2005	6/8/2010	4.09%	3 Month LIBOR
142,264,071	(a), (c)	5/10/2006	4/10/2012	5.06%	1 Month LIBOR
144,871,327	(a), (c)	10/10/2006	10/10/2012	5.57%	1 Month LIBOR
49,973,960	(a), (c)	7/10/2006	7/10/2013	5.67%	1 Month LIBOR
50,000,000	(b)	5/17/2004	5/17/2007	3.00%	3 Month LIBOR

(a) interest rate swap agreement
(b) interest rate cap agreement
(c) forward swap

As of June 30, 2006, the Company had approximately $516.3 million of variable rate debt obligations. If LIBOR were to increase or decrease 100 basis points, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $5.2 million annually (before consideration of the effect of the above derivative contracts).

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 2.5% and 2.6% of our revenue in the first quarter of fiscal 2007 and 2006, respectively, is generated in Canada. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material. We typically do not hedge any foreign currency risk since the exposure is not considered material.

Item 4. Controls and Procedures

Attached as exhibits to this Form 10-Q are certifications of the registrants’ Chief Executive Officer (CEO), Chief Accounting Officer (CAO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This "Controls and Procedures" section includes information concerning the controls and controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented in Evaluation of Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the CEO, CAO, and CFO, conducted an evaluation of the effectiveness of the design and operation of the Company’s "disclosure controls and procedures" (as such term is defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (Disclosure Controls) as of the end of the period covered by this Form 10-Q. Our Disclosure Controls are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO, CAO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon the controls evaluation, our CEO, CAO and CFO have concluded that as of the end of the period covered by this Form 10-Q, our Disclosure Controls were effective.

Inherent Limitations on the Effectiveness of Controls

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Information regarding our legal proceedings can be found under Note 7 “Contingencies” to the “Notes to the Condensed Consolidated Financial Statements”.

Item 1A. Risk Factors

We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” of our most recent annual report on Form 10-K for the year ending March 31, 2006, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-Looking Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of this quarterly report on Form 10-Q. MD&A and the consolidated financial statements and related notes should be read in conjunction with such risks and other factors for a full understanding of our operations and financial conditions. The risks described in our Form 10-K and herein are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Below we set forth material updates to the risk factors contained in “Item 1A. Risk Factors” of our most recent Form 10-K:

We are controlled by a small contingent of stockholders.

As of June 30, 2006, Edward J. Shoen, Chairman of the Board of Directors and President of AMERCO, James P. Shoen, a director of AMERCO, and Mark V. Shoen, an executive officer of AMERCO, collectively are beneficial owners of 8,967,665 shares (approximately 42.1%) of the outstanding common shares of AMERCO. In addition, on June 30, 2006, Edward J. Shoen, James P. Shoen, Mark V. Shoen, Rosemarie T. Donovan (Trustee of the Shoen Irrevocable Trusts) and Southwest Fiduciary, Inc. (Trustee of the Irrevocable “C” Trusts) (collectively, Reporting Persons) entered into a Stockholder Agreement in which the Reporting Persons agreed to vote as one block in a manner consistent with the Stockholder Agreement and in furtherance of their interests. Pursuant to the Stockholder Agreement, the Reporting Persons appointed James P. Shoen as proxy to vote their collective 10,642,388 shares (approximately 50.0004%) of the Company’s common stock as provided for in the agreement. For additional information, see the Schedule 13D filed on July 13, 2006 with the SEC.

As a result of their stock ownership and the Stockholder Agreement, Edward J. Shoen, Mark V. Shoen and James P. Shoen will be in a position to significantly influence the business affairs and policies of the Company, including the approval of significant transactions, the election of the members of the Board of Directors and other matters submitted to our stockholders. There can be no assurance that the interests of the Reporting Persons will not conflict with the interest of our other stockholders. Furthermore, as a result of the Reporting Persons’ voting power, the Company is a “controlled company” as defined in the Nasdaq listing rules and, therefore, may avail itself of certain exemptions under Nasdaq Marketplace Rules, including rules that require the Company to have (i) a majority of independent directors on the Board; (ii) a compensation committee composed solely of independent directors; (iii) a nominating committee composed solely of independent directors; (iv) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (v) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

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

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as part of this report:
Exhibit Number	Description	Page or Method of Filing
2.1	Joint Plan of Reorganization of AMERCO and Amerco Real Estate Company	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed October 20, 2003, file no. 1-11255
2.2	Disclosure Statement Concerning the Debtors’ Joint Plan of Reorganization	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed October 20, 2003, file no. 1-11255
2.3	Amended Joint Plan of Reorganization of AMERCO and Amerco Real Estate Company	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, file No. 1-11255
2.4	Disclosure Statement Concerning the Debtor’s First Amended Joint Plan of Reorganization	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, file No. 1-11255
3.1	Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Registration Statement on form S-4 filed March 30, 2004, file number 1-11255
3.2	Restated By-Laws of AMERCO	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file No. 1-11255
3.3	Restated Articles of Incorporation of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2003, file no. 1-11255
3.4	Bylaws of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2003, file no. 1-11255
10.1	Stockholder Agreement dated June 30, 2006 between Edward J. Shoen, James P. Shoen, Mark V. Shoen, Rosemarie T. Donovan, as Trustee, and Southwest Fiduciary, Inc., as Trustee	Incorporated by reference to Exhibit 99.2 filed with the Schedule 13-D filed on July 13, 2006, file number 5-39669
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO and U-Haul International, Inc.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Accounting Officer of AMERCO	Filed herewith
31.3	Rule 13a-14(a)/15d-14(a) Certificate of Robert T. Peterson, Chief Financial Officer of U-Haul International, Inc.	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO and U-Haul International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Chief Accounting Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.3	Certificate of Robert T. Peterson, Chief Financial Officer of U-Haul International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERCO

Date: August 8, 2006         /s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date: August 8, 2006          /s/ Jason A. Berg
Jason A. Berg
Chief Accounting Officer
(Principal Accounting Officer)

U-HAUL INTERNATIONAL, INC.

Date: August 8, 2006         /s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date: August 8, 2006         /s/ Robert T. Peterson
Robert T. Peterson
Chief Financial Officer
(Principal Financial Officer)