Form 10-Q
period 2006-09-30
AMERCO /NV/; U HAUL INTERNATIONAL INC
filed 2006-11-08
CIK 4457, 4458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

        (Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2006

or

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
(A Nevada Corporation)
2727 N. Central Avenue
Phoenix, Arizona 85004-1158
Telephone (602) 263-6645

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of an “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☑   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

21,284,604 shares of AMERCO Common Stock, $0.25 par value, were outstanding at November 6, 2006.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at November 6, 2006.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMERCO AND CONSOLIDATED ENTITIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	March 31,
	2006	2006
	(Unaudited)
	(In thousands)
ASSETS
Cash and cash equivalents	$326,616	$155,459
Reinsurance recoverables and trade receivables, net	215,236	230,179
Notes and mortgage receivables, net	2,260	2,532
Inventories, net	74,806	64,919
Prepaid expenses	47,529	53,262
Investments, fixed maturities and marketable equities	685,428	695,958
Investments, other	162,869	209,361
Deferred policy acquisition costs, net	53,727	47,821
Other assets	95,776	102,094
Related party assets	259,530	270,468
	1,923,777	1,832,053
Property, plant and equipment, at cost:
Land	186,248	175,785
Buildings and improvements	780,860	739,603
Furniture and equipment	293,768	281,371
Rental trailers and other rental equipment	201,714	201,273
Rental trucks	1,519,981	1,331,891
SAC Holding II - property, plant and equipment	79,393	79,217
	3,061,964	2,809,140
Less: Accumulated depreciation	(1,281,629)	(1,273,975)
Total property, plant and equipment	1,780,335	1,535,165
Total assets	$3,704,112	$3,367,218
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$248,438	$235,878
AMERCO's notes and loans payable	1,201,081	965,634
SAC Holding II notes and loans payable, non-recourse to AMERCO	75,597	76,232
Policy benefits and losses, claims and loss expenses payable	800,763	800,413
Liabilities from investment contracts	417,318	449,149
Other policyholders' funds and liabilities	9,431	7,705
Deferred income	15,768	21,346
Deferred income taxes	132,815	108,092
Related party liabilities	3,332	7,165
Total liabilities	2,904,543	2,671,614
Commitments and contingencies (notes 3, 6 and 7)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and outstanding as of September 30 and March 31, 2006	-	-
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of September 30 and March 31, 2006	-	-
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
3,716,181 shares issued as of September 30 and March 31, 2006	929	929
Common stock of $0.25 par value, 150,000,000 shares authorized;
38,269,519 issued as of September 30 and March 31, 2006	9,568	9,568
Additional paid-in capital	373,902	367,655
Accumulated other comprehensive loss	(41,222)	(28,902)
Retained earnings	883,214	773,784
Cost of common shares in treasury, net (20,701,096 shares as of
September 30 and March 31, 2006)	(418,092)	(418,092)
Unearned employee stock ownership plan shares	(8,730)	(9,338)
Total stockholders' equity	799,569	695,604
Total liabilities and stockholders' equity	$3,704,112	$3,367,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended September 30,
	2006	2005
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$445,720	$446,705
Self-storage revenues	32,416	31,224
Self-moving and self-storage products and service sales	61,916	62,492
Property management fees	3,986	3,829
Life insurance premiums	31,120	29,718
Property and casualty insurance premiums	6,470	5,399
Net investment and interest income	15,908	12,352
Other revenue	8,999	13,797
Total revenues	606,535	605,516

Costs and expenses:
Operating expenses	280,808	289,701
Commission expenses	53,605	53,197
Cost of sales	31,448	30,917
Benefits and losses	28,842	26,709
Amortization of deferred policy acquisition costs	4,825	5,854
Lease expense	37,667	36,578
Depreciation, net of (gains) losses on disposals	43,087	34,322
Total costs and expenses	480,282	477,278

Earnings from operations	126,253	128,238
Interest expense	(21,063)	(15,245)
Amortization of fees on early extinguishment of debt	(6,969)	-
Pretax earnings	98,221	112,993
Income tax expense	(37,730)	(43,871)
Net earnings	60,491	69,122
Less: Preferred stock dividends	(3,241)	(3,241)
Earnings available to common shareholders	$57,250	$65,881
Basic and diluted earnings per common share	$2.74	$3.16
Weighted average common shares outstanding:
Basic and diluted	20,910,204	20,848,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended September 30,
	2006	2005
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$852,954	$847,965
Self-storage revenues	62,847	59,992
Self-moving and self-storage products and service sales	129,367	129,055
Property management fees	7,833	8,269
Life insurance premiums	62,039	59,307
Property and casualty insurance premiums	11,852	10,223
Net investment and interest income	29,738	26,066
Other revenue	16,932	24,097
Total revenues	1,173,562	1,164,974

Costs and expenses:
Operating expenses	542,187	556,493
Commission expenses	103,141	101,215
Cost of sales	63,764	61,961
Benefits and losses	59,448	54,023
Amortization of deferred policy acquisition costs	10,451	12,052
Lease expense	75,394	69,873
Depreciation, net of (gains) losses on disposals	82,758	68,559
Total costs and expenses	937,143	924,176

Earnings from operations	236,419	240,798
Interest expense	(39,525)	(34,881)
Fees and amortization on early extinguishment of debt	(6,969)	(35,627)
Pretax earnings	189,925	170,290
Income tax expense	(74,013)	(66,106)
Net earnings	115,912	104,184
Less: Preferred stock dividends	(6,482)	(6,482)
Earnings available to common shareholders	$109,430	$97,702
Basic and diluted earnings per common share	$5.23	$4.69
Weighted average common shares outstanding:
Basic and diluted	20,903,946	20,842,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Quarter Ended September 30,
	2006	2005
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$60,491	$69,122
Other comprehensive income (loss), net of tax:
Foreign currency translation	(862)	1,868
Unrealized gain (loss) on investments, net	(2,103)	6,796
Fair market value of cash flow hedges	(9,906)	3,656
Total comprehensive income	$47,620	$81,442

	Six Months Ended September 30,
	2006	2005
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$115,912	$104,184
Other comprehensive income (loss), net of tax:
Foreign currency translation	1,060	(102)
Unrealized gain (loss) on investments, net	(4,689)	1,256
Fair market value of cash flow hedges	(8,691)	3,247
Total comprehensive income	$103,592	$108,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended September 30,
	2006	2005
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Net earnings	$115,912	$104,184
Depreciation	86,545	62,618
Amortization of deferred policy acquisition costs	10,451	13,463
Change in provision for losses on trade receivables	(11)	(620)
Change in provision for losses on mortgage notes	(20)	-
Reduction for inventory reserves	-	(1,000)
Net (gain) loss on sale of real and personal property	(3,787)	5,941
Net loss on sale of investments	891	1,483
Write-off of unamortized debt issuance costs	6,969	13,629
Deferred income taxes	27,677	45,859
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	18,383	3,821
Inventories	(8,357)	(5,123)
Prepaid expenses	(2,962)	(2,419)
Capitalization of deferred policy acquisition costs	(3,166)	(1,490)
Other assets	(95)	12,080
Related party assets	12,899	(2,707)
Accounts payable and accrued expenses	7,380	(12,630)
Policy benefits and losses, claims and loss expenses payable	(8,420)	(2,941)
Other policyholders' funds and liabilities	1,577	(9,785)
Deferred income	530	738
Related party liabilities	(10,016)	(2,141)
Net cash provided by operating activities	252,380	222,960

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(378,605)	(122,756)
Short term investments	(103,999)	(220,480)
Fixed maturities investments	(59,033)	(161,102)
Mortgage loans	(8,855)	(1,250)
Proceeds from sale of:
Property, plant and equipment	57,204	30,269
Short term investments	145,044	308,147
Fixed maturities investments	52,056	94,132
Cash received in excess of purchase for company acquired	1,235	-
Equity securities	-	9,250
Preferred stock	125	7,842
Real estate	10,113	36,002
Mortgage loans	4,182	4,823
Payments from notes and mortgage receivables	293	(404)
Net cash used by investing activities	(280,240)	(15,527)

Cash flows from financing activities:
Borrowings from credit facilities	276,744	1,168,318
Principal repayments on credit facilities	(39,614)	(1,083,747)
Debt issuance costs	(539)	(25,245)
Leveraged Employee Stock Ownership Plan - repayments from loan	608	435
Preferred stock dividends paid	(6,482)	(6,482)
Investment contract deposits	8,444	10,405
Investment contract withdrawals	(40,275)	(38,018)
Net cash provided by financing activities	198,886	25,666

Effects of exchange rate on cash	131	79

Increase in cash equivalents	171,157	233,178
Cash and cash equivalents at the beginning of period	155,459	55,955
Cash and cash equivalents at the end of period	$326,616	$289,133
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006, September 30, 2005 (Unaudited) and March 31, 2006,

1. Basis of Presentation

The second fiscal quarter for AMERCO ends on the 30th of September for each year that is referenced. Our insurance company subsidiaries have a second quarter that ends on the 30th of June for each year that is referenced. They have been consolidated on that basis. Consequently, all references to our insurance subsidiaries’ years 2006 and 2005 correspond to the Company’s fiscal years 2007 and 2006.

Accounts denominated in non-U.S. currencies have been re-measured into U.S. dollars. Certain amounts reported in previous years have been reclassified to conform to the current presentation.

The consolidated financial statements for the second quarter and the first six months of fiscal 2007 and fiscal 2006, and the balance sheet as of March 31, 2006 include the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holding II Corporation and its subsidiaries (“SAC Holding II”).

The condensed consolidated balance sheet as of September 30, 2006 and the related condensed consolidated statements of operations and comprehensive income for the second quarter and the first six months and the cash flows for the first six months ended fiscal 2007 and 2006 are unaudited.

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

Oxford Life Insurance Company (“Oxford”) and its wholly-owned subsidiaries

North American Insurance Company (“NAI”)

Christian Fidelity Life Insurance Company (“CFLIC”)

Dallas General Life Insurance Company (“DGLIC”),

Unless the context otherwise requires, the term “Company,” “we,” “us” or “our” refers to AMERCO and its legal subsidiaries.

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

SAC Holding Corporation and its subsidiaries, and SAC Holding II Corporation and its subsidiaries, collectively referred to as “SAC Holdings”, own self-storage properties that are managed by U-Haul under property management agreements and act as independent U-Haul rental equipment dealers. AMERCO, through its subsidiaries, has contractual interests in certain SAC Holdings’ properties entitling AMERCO to potential future earnings based on the financial performance of these properties. With respect to SAC Holding II, AMERCO is considered the primary beneficiary of these contractual interests. Consequently, we include the results of SAC Holding II in the consolidated financial statements of AMERCO, as required by FIN 46(R).

2. Earnings per Share

Net earnings for purposes of computing earnings per common share are net earnings less preferred stock dividends. Preferred stock dividends include accrued dividends of AMERCO.

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:
	Quarter Ended September 30,
	2006	2005
	(Unaudited)
Basic and diluted earnings per common share	$2.74	$3.16
Weighted average common shares outstanding:
Basic and diluted	20,910,204	20,848,620

	Six Months Ended September 30,
	2006	2005
	(Unaudited)
Basic and diluted earnings per common share	$5.23	$4.69
Weighted average common shares outstanding:
Basic and diluted	20,903,946	20,842,539

The weighted average common shares outstanding listed above exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares net of shares committed to be released were 368,142 and 431,930 as of September 30, 2006 and September 30, 2005, respectively.

6,100,000 shares of preferred stock have been excluded from the weighted average shares outstanding calculation because they are not common stock and they are not convertible into common stock.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3. Borrowings

Long-Term Debt

Long-term debt was as follows:
			September 30,	March 31,
	2006 Rate (a)	Maturities	2006	2006
			(Unaudited)
			(In thousands)
Real estate loan (floating)	6.83%	2018	$300,000	$242,585
Real estate loan (revolving credit)	-	2018	-	-
Senior mortgages	5.47%-5.75%	2015	526,897	531,309
Mezzanine loan (floating) (b)	-	-	-	19,393
Construction loan (revolving credit)	-	2009	-	-
Fleet loans (amortizing term)	7.08%	2012-2013	284,184	82,347
Fleet loan (revolving credit)	7.08%	2010	90,000	90,000
Total AMERCO notes and loans payable			$1,201,081	$965,634

(a) Interest rate as of September 30, 2006
(b) Paid in full on August 30, 2006

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. The lender is Merrill Lynch Commercial Finance Corp. The original amount of the Real Estate Loan was $465.0 million with an original maturity date of June 10, 2010. On August 18, 2006, the loan was amended to increase the availability to $500.0 million and extend the final maturity date to August 2018. The loan is comprised of a term loan facility with initial availability of $300.0 million and a revolving credit facility with an availability of $200.0 million. As of September 30, 2006 the outstanding balance on the Real Estate Loan was $300.0 million, with no portion of the revolver drawn down. On the date of the amendment, the Company expensed $7.0 million of deferred charges associated with the initial loan. The Company has deferred a $2.5 million amendment fee and will amortize the fee over the remaining term of the amended loan. U-Haul International, Inc. is a guarantor of this loan.

The Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The Real Estate Loan is secured by various properties owned by the borrowers.

The interest rate, per the provisions of the amended Loan Agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At September 30, 2006 the applicable LIBOR was 5.33% and the applicable margin was 1.50%, the sum of which was 6.83%. The applicable margin ranges from 1.50% to 2.00%. The rate on the term facility portion of the loan is hedged with an interest rate swap. Refer to Item 3 “Quantitative and Qualitative Disclosures about Market Risk” of this filing for additional information.

The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under the Senior Mortgages. The lenders for the Senior Mortgages are Merrill Lynch Mortgage Lending, Inc. and Morgan Stanley Mortgage Capital, Inc. The Senior Mortgages are in the aggregate amount of $469.9 million and are due July 2015. The Senior Mortgages require average monthly principal and interest payments of $3.0 million with the unpaid loan balance and accrued and unpaid interest due at maturity. The Senior Mortgages are secured by certain properties owned by the borrowers. The interest rates, per the provisions of the Senior Mortgages, are 5.68% per annum for the Merrill Lynch Mortgage Lending Agreement and 5.52% per annum for the Morgan Stanley Mortgage Capital Agreement. The default provisions of the Senior Mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

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

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under a mortgage backed loan. The lender is Lehman Brothers Bank, FSB and the loan is in the amount of $23.3 million. The loan was entered into on October 6, 2005 at a rate of 5.72%. The loan is secured by certain properties owned by the borrower. The loan requires monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. It has a twenty-five year amortization with a maturity of October 11, 2015. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Mezzanine Loan

On August 30, 2006 the loan with Morgan Stanley Mortgage Capital, Inc. in the amount of $19.0 million was paid in full. There were no prepayment fees or penalties associated with the payoff of the loan.

Construction Loan

Amerco Real Estate Company and a subsidiary of U-Haul International, Inc. entered into a revolving credit facility with MidFirst Bank effective June 29, 2006. The maximum amount that can be drawn at any one time is $40.0 million. The final maturity is June 2009. As of September 30, 2006 the Company had not drawn on this line.

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

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under an amortizing term loan. The lender is Merrill Lynch Commercial Finance Corp. The Company’s outstanding balance at September 30, 2006 was $132.2 million and the final maturity is April 2012.

The Merrill Lynch Rental Truck Amortizing Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued unpaid interest due at maturity. The Merrill Lynch Rental Truck Amortizing Loan was used to purchase new trucks. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin between 1.50% and 1.75%. At September 30, 2006 the applicable LIBOR was 5.33% and the applicable margin was 1.75%, the sum of which was 7.08%. The interest rate is hedged with an interest rate swap. Refer to Item 3 “Quantitative and Qualitative Disclosures about Market Risk” of this filing for additional information. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

U-Haul International, Inc. and several of its subsidiaries are borrowers under an amortizing term loan. The lender is BTMU Capital Corporation (“BTMU”). The maximum amount that can be borrowed is $150.0 million and is due six years following the last draw down. The Company’s outstanding balance at September 30, 2006 was $103.6 million. As of September 30, 2006, there was $46.4 million of cash availability remaining in relation to this loan.

The BTMU Rental Truck Amortizing Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued unpaid interest due at maturity. The BTMU Rental Truck Amortizing Loan can be used to purchase new trucks between the months of June 2006 through November 2006. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin between 1.25% and 1.75%. At September 30, 2006 the applicable LIBOR was 5.33% and the applicable margin was 1.75%, the sum of which was 7.08%. The interest rate is hedged with an interest rate swap. Refer to Item 3 “Quantitative and Qualitative Disclosures about Market Risk” of this filing for additional information. AMERCO and U-Haul International, Inc. are guarantors of the loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

U-Haul International, Inc. and several of its subsidiaries are borrowers under an amortizing term loan. The lender is Bayerische Hypo-und Vereinsbank AG (“HVB”). The Company’s outstanding balance at September 30, 2006 was $48.3 million and its final maturity is July 2013.

The HVB Rental Truck Amortizing Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued unpaid interest due at maturity. The HVB Rental Truck Amortizing Loan was used to purchase new trucks. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin between 1.25% and 1.75%. At September 30, 2006 the applicable LIBOR was 5.33% and the applicable margin was 1.75%, the sum of which was 7.08%. The interest rate is hedged with an interest rate swap. Refer to Item 3 “Quantitative and Qualitative Disclosures about Market Risk” of this filing for additional information. U-Haul International, Inc. is a guarantor of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Revolving Credit Agreement

U-Haul International, Inc. and several of its subsidiaries are borrowers under a revolving credit facility. The lender is Merrill Lynch Commercial Finance Corp. The maximum amount that can be drawn is $150.0 million and is due July 2010. As of September 30, 2006 the Company had $60.0 million available under this revolving credit facility.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Revolving Credit Agreement requires monthly interest payments, with the unpaid loan balance and accrued unpaid interest due at maturity. The Revolving Credit Agreement is secured by various older rental trucks. The maximum amount that we can draw down under the Revolving Credit Agreement reduces by $50.0 million after the third year (July 2008) and another $50.0 million after the fourth year (July 2009). The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 1.75%. At September 30, 2006 the applicable LIBOR was 5.33% and the applicable margin was 1.75%, the sum of which was 7.08%. The interest rate is hedged with an interest rate swap. Refer to Item 3 “Quantitative and Qualitative Disclosures about Market Risk” of this filing for additional information. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Annual Maturities of AMERCO Consolidated Notes and Loans Payable

The annual maturities of AMERCO consolidated long-term debt as of September 30, 2006 for the next five years and thereafter is as follows:
	Year Ending September 30,
	2007	2008	2009	2010	2011	Thereafter
	(Unaudited)
	(In thousands)
Notes payable, secured	$51,304	$54,124	$97,138	$110,361	$63,807	$824,347

SAC Holding II Notes and Loans Payable to Third Parties

SAC Holding II notes and loans payable to third parties, other than AMERCO, were as follows:
	September 30,	March 31,
	2006	2006
	(Unaudited)
	(In thousands)
Notes payable, secured, 7.87% interest rate, due 2027	$75,597	$76,232

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

Annual Maturities of SAC Holding II Notes and Loans Payable to Third Parties

The annual maturities of SAC Holding II long-term debt as of September 30, 2006 for the next five years and thereafter is as follows:
	Year Ending September 30,
	2007	2008	2009	2010	2011	Thereafter
	(Unaudited)
	(In thousands)
Notes payable, secured	$1,366	$1,529	$1,722	$1,862	$2,014	$67,104

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

The property management agreement we entered into with Mercury provides that Mercury will pay U-Haul a management fee based on gross self-storage rental revenues generated by the properties. During the first six months of fiscal 2007 and fiscal 2006, U-Haul received $0.9 million and $0.8 million, respectively in management fees from Mercury.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4. Interest on Borrowings

Interest Expense

Expenses associated with loans outstanding were as follows:
	Quarter Ended September 30,
	2006	2005
	(Unaudited)
	(In thousands)
Interest expense	$19,331	$13,232
Capitalized interest	(129)	(32)
Amortization of transaction costs	1,076	1,349
Interest income resulting from derivatives	(738)	(853)
Amortization of transaction costs related to early extinguishment of debt	6,969	-
Total AMERCO interest expense	26,509	13,696
SAC Holding II interest expense	3,206	3,014
Less: Intercompany transactions	1,683	1,465
Total SAC Holding II interest expense	1,523	1,549
Total	$28,032	$15,245

	Six Months Ended September 30,
	2006	2005
	(Unaudited)
	(In thousands)
Interest expense	$35,888	$31,333
Capitalized interest	(171)	(76)
Amortization of transaction costs	2,374	1,349
Interest income resulting from derivatives	(1,601)	(811)
Amortization of transaction costs related to early extinguishment of debt	6,969	14,384
Fees on early extinguishment of debt	-	21,243
Total AMERCO interest expense	43,459	67,422
SAC Holding II interest expense	6,600	6,144
Less: Intercompany transactions	3,565	3,058
Total SAC Holding II interest expense	3,035	3,086
Total	$46,494	$70,508

Interest paid in cash by AMERCO amounted to $17.1 million and $8.0 million for the second quarters of fiscal 2007 and fiscal 2006, respectively.

Interest paid in cash by AMERCO (excluding any fees from the early extinguishment of debt) amounted to $33.2 million and $25.9 million for the first six months of fiscal 2007 and fiscal 2006, respectively. Early extinguishment fees paid in cash by AMERCO were $21.2 million in the first quarter of fiscal 2006.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations. We have used interest rate swap and interest rate cap agreements to provide for matching the gain or loss recognition on the hedging instrument with the recognition of the changes in the cash flows associated with the hedged asset or liability attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. On June 8, 2005, the Company entered into separate interest rate swap contracts for $100.0 million of our variable rate debt over a three year term and for $100.0 million of our variable rate debt over a five year term, which were designated as cash flow hedges effective July 1, 2005. These swap contracts were cancelled on August 16, 2006 in conjunction with our amendment of the Real Estate Loan and we entered into new interest rate swap contracts for $300.0 million of our variable rate debt over a twelve year term effective on August 18, 2006. On May 13, 2004, the Company entered into separate interest rate cap contracts for $200.0 million of our variable rate debt over a two year term and for $50.0 million of our variable rate debt over a three year term; however these contracts were dedesignated as cash flow hedges effective July 11, 2005 when the Real Estate Loan was paid down by $222.4 million. The $200.0 million interest rate cap contract expired on May 17, 2006. On November 15, 2005, the Company entered into a forward starting interest rate swap contract for $142.3 million of a variable rate debt over a six year term that started on May 10, 2006. On June 21, 2006, the Company entered into a forward starting interest rate swap contract for $50.0 million of our variable rate debt over a seven year term that started on July 10, 2006. On June 9, 2006, the Company entered into a forward starting interest rate swap contract for $144.9 million of a variable rate debt over a six year term that started on October 10, 2006. These interest rate swap agreements were designated cash flow hedges on their effective dates.

Interest Rates

Interest rates and Company borrowings were as follows:
	Revolving Credit Activity
	Quarter Ended September 30,
	2006	2005
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the second fiscal quarter	5.35%	5.30%
Interest rate at the end of the second fiscal quarter	5.32%	5.48%
Maximum amount outstanding during the second fiscal quarter	$90,000	$90,000
Average amount outstanding during the second fiscal quarter	$90,000	$90,000

	Revolving Credit Activity
	Six Months Ended September 30,
	2006	2005
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the first six months	6.04%	5.84%
Interest rate at the end of the first six months	5.32%	5.48%
Maximum amount outstanding during the first six months	$90,000	$135,010
Average amount outstanding during the first six months	$90,000	$106,192

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5. Accumulated Other Comprehensive Income (Loss)

A summary of the accumulated other comprehensive income (loss) components, net of tax, were as follows:
	Foreign Currency Translation	Unrealized Gain (Loss) on Investments	Fair Market Value of Cash Flow Hedge	Accumulated Other Comprehensive Income(Loss)
	(Unaudited)
	(In thousands)
Balance at March 31, 2006	$(34,247)	$717	$4,628	$(28,902)
Change in foreign currency translation	1,060	-	-	1,060
Unrealized loss on investments	-	(4,689)	-	(4,689)
Change in fair market value of cash flow hedge	-	-	(8,691)	(8,691)
Balance at September 30, 2006	$(33,187)	$(3,972)	$(4,063)	$(41,222)

6. Contingent Liabilities and Commitments

The Company leases a portion of its rental equipment and certain of its facilities under operating leases with terms that expire at various dates substantially through 2010, with the exception of one land lease expiring in 2034. At September 30, 2006, AMERCO has guaranteed $191.0 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, the Company has the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. AMERCO has been leasing equipment since 1987 and has experienced no material losses relating to these types of residual value guarantees.

Lease commitments for leases having terms of more than one year were as follows:
	Property, Plant and Equipment	Rental Equipment	Total
	(Unaudited)
		(In thousands)
Year-ended September 30:
2007	$11,816	$115,408	$127,224
2008	11,617	89,092	100,709
2009	11,336	74,530	85,866
2010	10,905	56,310	67,215
2011	10,778	39,163	49,941
Thereafter	30,193	32,353	62,546
Total	$86,645	$406,856	$493,501

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. Contingencies

Shoen

On September 24, 2002, Paul F. Shoen filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Paul F. Shoen vs. SAC Holding Corporation et al., CV02-05602, seeking damages and equitable relief on behalf of AMERCO from SAC Holdings and certain current and former members of the AMERCO Board of Directors, including Edward J. Shoen, Mark V. Shoen and James P. Shoen as defendants. AMERCO is named a nominal defendant for purposes of the derivative action. The complaint alleges breach of fiduciary duty, self-dealing, usurpation of corporate opportunities, wrongful interference with prospective economic advantage and unjust enrichment and seeks the unwinding of sales of self-storage properties by subsidiaries of AMERCO to SAC Holdings over the last several years. The complaint seeks a declaration that such transfers are void as well as unspecified damages. On October 28, 2002, AMERCO, the Shoen directors, the non-Shoen directors and SAC Holdings filed Motions to Dismiss the complaint. In addition, on October 28, 2002, Ron Belec filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Ron Belec vs. William E. Carty, et al., CV 02-06331 and on January 16, 2003, M.S. Management Company, Inc. filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned M.S. Management Company, Inc. vs. William E. Carty, et al., CV 03-00386. Two additional derivative suits were also filed against these parties. These additional suits are substantially similar to the Paul F. Shoen derivative action. The five suits assert virtually identical claims. In fact, three of the five plaintiffs are parties who are working closely together and chose to file the same claims multiple times. These lawsuits alleged that the AMERCO Board lacked independence. In reaching its decision to dismiss these claims, the court determined that the AMERCO Board of Directors had the requisite level of independence required in order to have these claims resolved by the Board. The court consolidated all five complaints before dismissing them on May 28, 2003. Plaintiffs appealed and, on September 12, 2005 the Nevada Supreme Court heard oral arguments. On July 13, 2006, the Nevada Supreme Court reviewed and remanded the claim to the trial court for proceedings consistent with its ruling, allowing the plaintiffs to file an amended complaint and plead in addition to substantive claims, demand futility.

Securities Litigation

AMERCO is a defendant in a consolidated putative class action lawsuit entitled “In Re AMERCO Securities Litigation”, United States District Court, Case No. CV-N-03-0050-ECR (RAM). The action alleges claims for violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 there under, section 20(a) of the Securities Exchange Act of 1934 and sections 11, 12, and 15 of the Securities Act of 1933. The action alleges, among other things, that AMERCO engaged in transactions with the SAC entities that falsely improved AMERCO’s financial statements and that AMERCO failed to disclose the transactions properly. AMERCO settled the case in the amount of $5.0 million and that amount will be covered by AMERCO’s D&O insurance carrier.

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

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Management believes that its sales of self-storage properties to SAC Holdings in the past provided a unique structure for the Company to earn moving equipment rental revenues and property management fee revenues from the SAC Holdings self-storage properties that the Company manages and to participate in SAC Holdings’ excess cash flows as described above.

During the first six months of fiscal 2007, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”), wholly-owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. The Company does not have an equity ownership interest in SAC Holdings. The Company recorded interest income of $9.8 million and $9.1 million, and received cash interest payments of $37.2 million and $7.2 million, from SAC Holdings during the first six months of fiscal 2007 and 2006, respectively. The cash interest payments for the first six months of fiscal 2007 included a payment to significantly reduce the outstanding interest receivable from SAC Holdings. The largest aggregate amount of notes receivable outstanding during the first six months of fiscal 2007 and the aggregate notes receivable balance at September 30, 2006 was $203.7 million, of which $75.1 million is with SAC Holding II and has been eliminated in the consolidating financial statements.

Interest accrues on the outstanding principal balance of junior notes of SAC Holdings that the Company holds at a stated rate of basic interest. A fixed portion of that basic interest is paid on a monthly basis.

On all but one loan, additional interest can be earned depending upon amount of remaining basic interest and the cash flow generated by the underlying property. This amount is referred to as the “cash flow-based calculation.”

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

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy and Private Mini Storage Realty (“Private Mini”) pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $9.2 million and $9.6 million from the above mentioned entities during the first six months of fiscal 2007 and 2006, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

RepWest and Oxford held a 46% limited partnership interest in Securespace Limited Partnership (“Securespace”), a Nevada limited partnership. A SAC Holdings subsidiary serves as the general partner of Securespace and owns a 1% interest. Another SAC Holdings subsidiary owned the remaining 53% limited partnership interest in Securespace. Securespace was formed by SAC Holdings to be the owner of various Canadian self-storage properties. RepWest and Oxford’s investment in Securespace was included in Related Party Assets and was accounted for using the equity method of accounting. On September 29, 2006, a subsidiary of SAC Holding Corporation exercised its right under the partnership agreement to purchase all of the partnership interests held by RepWest and Oxford for a combined amount of $11.9 million.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $1.3 million for each of the first six months of fiscal 2007 and 2006. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At September 30, 2006, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based upon equipment rental revenues. For the first six months of fiscal 2007 and 2006, the Company paid the above mentioned entities $21.2 million and $21.0 million, respectively in commissions pursuant to such dealership contracts.

These agreements with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenue of $18.3 million, expenses of $1.3 million and cash flows of $44.3 million during the first six months of fiscal 2007. Revenues and commission expenses related to the Dealer Agreements were $96.9 million and $21.2 million, respectively.

During 1997, Private Mini secured a $225.0 million line of credit with a financing institution, which was subsequently reduced in accordance with its terms to $125.0 million in December 2001. Under the terms of this credit facility, AMERCO entered into a support party agreement with Private Mini whereby upon default or noncompliance with certain debt covenants by Private Mini, AMERCO assumes responsibility in fulfilling all obligations related to this credit facility. In 2003, the support party obligation was bifurcated into two separate support party obligations; one consisting of a $55.0 million support party obligation and one consisting of a $70.0 million support party obligation. At March 31, 2003, $55.0 million of AMERCO’s support party obligation had been triggered. AMERCO satisfied the $55.0 million obligation by issuing notes to the Private Mini creditor, and we correspondingly increased our receivable from Private Mini by $55.0 million. In December 2005, this receivable was memorialized as a note with a stated interest rate, repayment terms and a maturity date. The Company expects to fully recover this amount. Under the terms of FIN 45, the remaining $70.0 million support party obligation was recognized by the Company as a liability at March 31, 2004 and March 31, 2003. This resulted in AMERCO increasing Other Liabilities by $70.0 million and increasing our receivable from Private Mini by an additional $70.0 million. At March 31, 2005, the Company revalued the FIN 45 liability to $2.9 million. Effective July 15, 2005 the $70.0 million support party obligation was terminated and AMERCO is no longer obligated on behalf of Private Mini. The $2.9 million liability recorded in the Company’s books was eliminated at the time the support party obligation was terminated. Private Mini is now a wholly-owned subsidiary of 4 SAC and 5 SAC.

In prior years, U-Haul sold various properties to SAC Holding Corporation at prices in excess of U-Haul’s carrying values resulting in gains which U-Haul deferred and treated as additional paid-in capital. The transferred properties have historically been stated at the original cost basis as the gains were eliminated in consolidation. In March 2004, these deferred gains were recognized and treated as contributions from a related party in the amount of $111.0 million as a result of the deconsolidation of SAC Holdings Corporation.

In July 2006, RepWest completed the sale of two properties to 5 SAC and the sale of twenty four properties to Real Estate, for approximately $11.6 million. RepWest received cash from these sales. These sales resulted from Real Estate and 5 SAC exercising contractual purchase options they previously held with RepWest.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Independent fleet owners own approximately 2.1% of all U-Haul rental trailers. There are approximately 514 independent fleet owners, including certain officers, directors, employees and stockholders of AMERCO. Such AMERCO officers, directors, employees and stockholders owned less than 1.0% of all U-Haul rental trailers during the first six months of fiscal 2007 and fiscal 2006. Payments to these individuals under this program are de minimis (less than one thousand dollars per quarter, per person). All rental equipment is operated under contract with U-Haul whereby U-Haul administers the operations and marketing of such equipment and in return receives a percentage of rental fees paid by customers. Based on the terms of various contracts, rental fees are distributed to U-Haul (for services as operators), to the fleet owners (including certain subsidiaries and related parties of U-Haul) and to rental dealers (including Company-operated U-Haul Centers).

Related Party Assets

	September 30,	March 31,
	2006	2006
	(Unaudited)
	(In thousands)
Private Mini notes, receivables and interest	$72,411	$74,427
Oxford note receivable from SAC Holding Corporation	5,040	5,040
U-Haul notes receivable from SAC Holding Coporation	123,578	123,578
U-Haul interest receivable from SAC Holding Corporation	21,697	42,189
U-Haul receivable from SAC Holding Corporation	19,701	5,688
SAC Holding II receivable from parent	-	2,900
U-Haul receivable from Mercury	3,218	2,342
Oxford and RepWest investment in Securespace (a)	11,774	11,585
Other	2,111	2,719
	$259,530	$270,468

(a) Due to the one quarter reporting lag for the insurance companies, the ownership interest in Securspace will be reduced to zero in the Company's December 31, 2006 financial statements

Related Party Liabilities
	September 30,	March 31,
	2006	2006
	(Unaudited)
	(In thousands)
SAC Holding II payable to affiliate	$3,332	$7,165

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

This section includes condensed consolidating financial information which presents the condensed consolidating balance sheets as of September 30, 2006 and March 31, 2006 and the related condensed consolidating statements of operations for the second quarter and first six months of fiscal 2007 and 2006 and the condensed consolidating cash flow statements for the first six months of fiscal 2007 and 2006 for:

(a)	Moving and Storage Operations, comprised of AMERCO, U-Haul, and Real Estate and the subsidiaries of U-Haul and Real Estate

(b)	Property and Casualty Insurance, comprised of RepWest and its wholly-owned subsidiary

(c)	Life Insurance, comprised of Oxford and its wholly-owned subsidiaries

(d)	SAC Holding II and its subsidiaries

The information includes elimination entries necessary to consolidate AMERCO, the parent, with its subsidiaries and SAC Holding II and its subsidiaries.

Investments in subsidiaries are accounted for by the parent using the equity method of accounting.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9. Financial Information by Consolidating Industry Segment:
Consolidating balance sheets by industry segment as of September 30, 2006 are as follows:
	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$9	$297,334	$776	$-			$298,119	$8,953	$8,880	$10,664	(f	)	$326,616	$-	$-			$326,616
Reinsurance recoverables and trade receivables, net	-	20,228	24	-			20,252	179,783	15,201	-			215,236	-	-			215,236
Notes and mortgage receivables, net	-	1,399	861	-			2,260	-	-	-			2,260	-	-			2,260
Inventories, net	-	73,364	-	-			73,364	-	-	-			73,364	1,442	-			74,806
Prepaid expenses	718	46,646	-	-			47,364	-	-	-			47,364	165	-			47,529
Investments, fixed maturities and marketable equities	-	-	-	-			-	129,290	556,138	-			685,428	-	-			685,428
Investments, other	-	1,314	6,946	-			8,260	90,588	73,227	(9,206)	(f	)	162,869	-	-			162,869
Deferred policy acquisition costs, net	-	-	-	-			-	594	53,133	-			53,727	-	-			53,727
Other assets	5	55,151	33,362	-			88,518	1,889	427	-			90,834	4,942	-			95,776
Related party assets	1,238,466	249,103	12,627	(1,166,549)	(d	)	333,647	18,061	10,913	(24,588)	(d	)	338,033	-	(78,503)	(d	)	259,530
	1,239,198	744,539	54,596	(1,166,549)			871,784	429,158	717,919	(23,130)			1,995,731	6,549	(78,503)			1,923,777

Investment in subsidiaries	(178,719)	-	-	453,317	(c	)	274,598	-	-	(274,598)	(c	)	-	-	-			-
Investment in SAC Holding II	(8,786)	-	-	-			(8,786)	-	-	-			(8,786)	-	8,786	(c	)	-
Total investment in subsidiaries and SAC Holding II	(187,505)	-	-	453,317			265,812	-	-	(274,598)			(8,786)	-	8,786			-

Property, plant and equipment, at cost:
Land	-	29,651	156,597	-			186,248	-	-	-			186,248	-	-			186,248
Buildings and improvements	-	89,463	691,397	-			780,860	-	-	-			780,860	-	-			780,860
Furniture and equipment	3,521	272,337	17,910	-			293,768	-	-	-			293,768	-	-			293,768
Rental trailers and other rental equipment	-	201,714	-	-			201,714	-	-	-			201,714	-	-			201,714
Rental trucks	-	1,519,981	-	-			1,519,981	-	-	-			1,519,981	-	-			1,519,981
SAC Holding II - property, plant and equipment (b)	-	-	-	-			-	-	-	-			-	153,605	(74,212)	(e	)	79,393
	3,521	2,113,146	865,904	-			2,982,571	-	-	-			2,982,571	153,605	(74,212)			3,061,964
Less: Accumulated depreciation	(456)	(988,821)	(291,008)	-			(1,280,285)	-	-	-			(1,280,285)	(11,289)	9,945	(e	)	(1,281,629)
Total property, plant and equipment	3,065	1,124,325	574,896	-			1,702,286	-	-	-			1,702,286	142,316	(64,267)			1,780,335
Total assets	$1,054,758	$1,868,864	$629,492	$(713,232)			$2,839,882	$429,158	$717,919	$(297,728)			$3,689,231	$148,865	$(133,984)			$3,704,112
(a) Balances as of June 30, 2006
(b) Included in this caption is land of $57,169, buildings and improvements of $95,990, and furniture and equipment of $446
(c) Eliminate investment in subsidiaries and SAC Holding II
(d) Eliminate intercompany receivables and payables
(e) Eliminate gain on sale of property from U-Haul to SAC Holding II
(f) Elimination related to sale of assets from RepWest to Real Estate during the second quarter

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating balance sheets by industry segment as of September 30, 2006 are as follows:
	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$1,826	$235,569	$4,383	$-			$241,778	$-	$4,960	$-			$246,738	$1,700	$-			$248,438
AMERCO's notes and loans payable	-	416,636	784,445	-			1,201,081	-	-	-			1,201,081	-	-			1,201,081
SAC Holding II notes and loans payable, non-recourse to AMERCO	-	-	-	-			-	-	-	-			-	75,597	-			75,597
Policy benefits and losses, claims and loss expenses payable	-	327,330	-	-			327,330	322,454	150,979	-			800,763	-	-			800,763
Liabilities from investment contracts	-	-	-	-			-	-	417,318	-			417,318	-	-			417,318
Other policyholders' funds and liabilities	-	-	-	-			-	7,085	2,346	-			9,431	-	-			9,431
Deferred income	-	14,926	-	-			14,926	6,136	-	(6,136)	(e	)	14,926	842	-			15,768
Deferred income taxes	207,243	-	-	-			207,243	(46,195)	967	-			162,015	(2,323)	(26,877)	(d	)	132,815
Related party liabilities	-	1,151,308	25,806	(1,166,549)	(c	)	10,565	1,751	12,272	(24,588)	(c	)	-	81,835	(78,503)	(c	)	3,332
Total liabilities	209,069	2,145,769	814,634	(1,166,549)			2,002,923	291,231	588,842	(30,724)			2,852,272	157,651	(105,380)			2,904,543

Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-			-	-	-	-			-	-	-			-
Series B preferred stock	-	-	-	-			-	-	-	-			-	-	-			-
Series A common stock	929	-	-	-			929	-	-	-			929	-	-			929
Common stock	9,568	540	1	(541)	(b	)	9,568	3,300	2,500	(5,800)	(b	)	9,568	-	-			9,568
Additional paid-in capital	419,973	121,230	147,481	(268,711)	(b	)	419,973	80,369	26,271	(106,640)	(b	)	419,973	-	(46,071)	(d	)	373,902
Additional paid-in capital - SAC Holding II	-	-	-	-			-	-	-	-			-	4,492	(4,492)	(b	)	-
Accumulated other comprehensive income (loss)	(41,222)	(37,390)	-	37,390	(b	)	(41,222)	(1,269)	(2,703)	3,972	(b	)	(41,222)	-	-			(41,222)
Retained earnings (deficit)	874,533	(352,555)	(332,624)	685,179	(b	)	874,533	55,527	103,009	(158,536)	(b	)	874,533	(13,278)	21,959	(b,d	)	883,214
Cost of common shares in treasury, net	(418,092)	-	-	-			(418,092)	-	-	-			(418,092)	-	-			(418,092)
Unearned employee stock ownership plan shares	-	(8,730)	-	-			(8,730)	-	-	-			(8,730)	-	-			(8,730)
Total stockholders' equity (deficit)	845,689	(276,905)	(185,142)	453,317			836,959	137,927	129,077	(267,004)			836,959	(8,786)	(28,604)			799,569
Total liabilities and stockholders' equity	$1,054,758	$1,868,864	$629,492	$(713,232)			$2,839,882	$429,158	$717,919	$(297,728)			$3,689,231	$148,865	$(133,984)			$3,704,112

(a) Balances as of June 30, 2006
(b) Eliminate investment in subsidiaries and SAC Holding II
(c) Eliminate intercompany receivables and payables
(d) Eliminate gain on sale of property from U-Haul to SAC Holding II
(e) Elimination related to sale of assets from RepWest to Real Estate during the second quarter

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

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statement of operations by industry segment for the quarter ended September 30, 2006 are as follows:
	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$445,720	$-	$-			$445,720	$-	$-	$-			$445,720	$2,754	$(2,754)	(b	)	$445,720
Self-storage revenues	-	26,970	398	-			27,368	-	-	-			27,368	5,048	-			32,416
Self-moving & self-storage products & service sales	-	57,531	-	-			57,531	-	-	-			57,531	4,385	-			61,916
Property management fees	-	4,738	-	-			4,738	-	-	-			4,738	-	(752)	(g	)	3,986
Life insurance premiums	-	-	-	-			-	-	31,519	(399)	(c	)	31,120	-	-			31,120
Property and casualty insurance premiums	-	-	-	-			-	6,470	-	-			6,470	-	-			6,470
Net investment and interest income	1,242	7,818	-	-			9,060	2,790	5,771	(30)	(d	)	17,591	-	(1,683)	(d	)	15,908
Other revenue	174	8,625	16,940	(18,335)	(b	)	7,404	-	1,441	(16)	(b	)	8,829	348	(178)	(b	)	8,999
Total revenues	1,416	551,402	17,338	(18,335)			551,821	9,260	38,731	(445)			599,367	12,535	(5,367)			606,535

Costs and expenses:
Operating expenses	2,768	282,779	2,705	(18,335)	(b	)	269,917	2,004	7,221	(3,419)	(b,c	)	275,723	5,837	(752)	(g	)	280,808
Commission expenses	-	56,359	-	-			56,359	-	-	-			56,359	-	(2,754)	(b	)	53,605
Cost of sales	-	29,559	-	-			29,559	-	-	-			29,559	1,889	-			31,448
Benefits and losses	-	-	-	-			-	4,949	21,925	1,968	(c	)	28,842	-	-			28,842
Amortization of deferred policy acquisition costs	-	-	-	-			-	643	4,182	-			4,825	-	-			4,825
Lease expense	22	37,858	801	-			38,681	-	-	(836)	(b	)	37,845	-	(178)	(b	)	37,667
Depreciation, net of (gains) losses on disposals	60	43,366	(869)	-			42,557	-	-	-			42,557	670	(140)	(e	)	43,087
Total costs and expenses	2,850	449,921	2,637	(18,335)			437,073	7,596	33,328	(2,287)			475,710	8,396	(3,824)			480,282
Equity in earnings of subsidiaries	46,841	-	-	(40,359)	(f	)	6,482	-	-	(6,482)	(f	)	-	-	-			-
Equity in earnings of SAC Holding II	560	-	-	-			560	-	-	-			560	-	(560)	(f	)	-
Total - equity in earnings of subsidiaries and SAC Holding II	47,401	-	-	(40,359)			7,042	-	-	(6,482)			560	-	(560)			-
Earnings from operations	45,967	101,481	14,701	(40,359)			121,790	1,664	5,403	(4,640)			124,217	4,139	(2,103)			126,253
Interest income (expense)	21,981	(27,685)	(13,836)	-			(19,540)	-	-	-			(19,540)	(3,206)	1,683	(d	)	(21,063)
Amortization of fees on early extinguishment of debt	-	(302)	(6,667)	-			(6,969)	-	-	-			(6,969)	-	-			(6,969)
Pretax earnings (loss)	67,948	73,494	(5,802)	(40,359)			95,281	1,664	5,403	(4,640)			97,708	933	(420)			98,221
Income tax benefit (expense)	(7,544)	(29,328)	1,995	-			(34,877)	(560)	(1,867)	-			(37,304)	(373)	(53)	(e	)	(37,730)
Net earnings (loss)	60,404	44,166	(3,807)	(40,359)			60,404	1,104	3,536	(4,640)			60,404	560	(473)			60,491
Less: Preferred stock dividends	(3,241)	-	-	-			(3,241)	-	-	-			(3,241)	-	-			(3,241)
Earnings (loss) available to common shareholders	$57,163	$44,166	$(3,807)	$(40,359)			$57,163	$1,104	$3,536	$(4,640)			$57,163	$560	$(473)			$57,250
(a) Balances for the quarter ended June 30, 2006
(b) Eliminate intercompany lease income and commission income
(c ) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate gain on sale of surplus property from U-Haul to SAC Holding II
(f) Eliminate equity in earnings of subsidiaries and equity in earnings of SAC Holding II
(g) Eliminate management fees charged to SAC Holding II and other intercompany operating expenses

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statements of operations by industry for the quarter ended September 30, 2005 are as follows:
	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$446,705	$-	$-			$446,705	$-	$-	$-			$446,705	$2,861	$(2,861)	(b	)	$446,705
Self-storage revenues	-	26,002	441	-			26,443	-	-	-			26,443	4,781	-			31,224
Self-moving & self-storage products & service sales	-	57,874	-	-			57,874	-	-	-			57,874	4,618	-			62,492
Property management fees	-	4,578	-	-			4,578	-	-	-			4,578	-	(749)	(g	)	3,829
Life insurance premiums	-	-	-	-			-	-	30,098	(380)	(c	)	29,718	-	-			29,718
Property and casualty insurance premiums	-	-	-	-			-	5,399	-	-			5,399	-	-			5,399
Net investment and interest income	1,550	5,978	21	-			7,549	2,658	4,609	(999)	(d	)	13,817	-	(1,465)	(d	)	12,352
Other revenue	166	13,422	14,251	(15,605)	(b	)	12,234	-	1,563	(174)	(b	)	13,623	352	(178)	(b	)	13,797
Total revenues	1,716	554,559	14,713	(15,605)			555,383	8,057	36,270	(1,553)			598,157	12,612	(5,253)			605,516

Costs and expenses:
Operating expenses	1,633	291,334	1,550	(15,605)	(b	)	278,912	2,022	6,802	(3,652)	(b,c	)	284,084	6,366	(749)	(g	)	289,701
Commission expenses	-	56,058	-	-			56,058	-	-	-			56,058	-	(2,861)	(b	)	53,197
Cost of sales	-	28,423	-	-			28,423	-	-	-			28,423	2,494	-			30,917
Benefits and losses	-	-	-	-			-	3,658	20,952	2,099	(c	)	26,709	-	-			26,709
Amortization of deferred policy acquisition costs	-	-	-	-			-	635	5,219	-			5,854	-	-			5,854
Lease expense	22	36,721	13	-			36,756	-	-	-			36,756	-	(178)	(b	)	36,578
Depreciation, net of (gains) losses on disposals	8	31,384	2,367	-			33,759	-	-	-			33,759	703	(140)	(e	)	34,322
Total costs and expenses	1,663	443,920	3,930	(15,605)			433,908	6,315	32,973	(1,553)			471,643	9,563	(3,928)			477,278

Equity in earnings of subsidiaries	84,599	-	-	(81,518)	(f	)	3,081	-	-	(3,081)	(f	)	-	-	-			-
Equity in earnings of SAC Holding II	17	-	-	-			17	-	-	-			17	-	(17)	(f	)	-
Total - equity in earnings of subsidiaries and SAC Holding II	84,616	-	-	(81,518)			3,098	-	-	(3,081)			17	-	(17)			-
Earnings from operations	84,669	110,639	10,783	(81,518)			124,573	1,742	3,297	(3,081)			126,531	3,049	(1,342)			128,238
Interest income (expense)	(24,676)	10,796	184	-			(13,696)	-	-	-			(13,696)	(3,014)	1,465	(d	)	(15,245)
Pretax earnings	59,993	121,435	10,967	(81,518)			110,877	1,742	3,297	(3,081)			112,835	35	123			112,993
Income tax benefit (expense)	9,042	(46,603)	(4,281)	-			(41,842)	(610)	(1,348)	-			(43,800)	(18)	(53)	(e	)	(43,871)
Net earnings	69,035	74,832	6,686	(81,518)			69,035	1,132	1,949	(3,081)			69,035	17	70			69,122
Less: Preferred stock dividends	(3,241)	-	-	-			(3,241)	-	-	-			(3,241)	-	-			(3,241)
Earnings available to common shareholders	$65,794	$74,832	$6,686	$(81,518)			$65,794	$1,132	$1,949	$(3,081)			$65,794	$17	$70			$65,881
(a) Balances for the quarter ended June 30, 2005
(b) Eliminate intercompany lease income and commission income
(c ) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate gain on sale of surplus property from U-Haul to SAC Holding II
(f) Eliminate equity in earnings of subsidiaries and equity in earnings of SAC Holding II
(g) Eliminate management fees charged to SAC Holding II and other intercompany operating expenses

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statements of operations by industry for the six months ended September 30, 2006 are as follows:
	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$852,954	$-	$-			$852,954	$-	$-	$-			$852,954	$5,310	$(5,310)	(b	)	$852,954
Self-storage revenues	-	52,149	808	-			52,957	-	-	-			52,957	9,890	-			62,847
Self-moving & self-storage products & service sales	-	120,230	-	-			120,230	-	-	-			120,230	9,137	-			129,367
Property management fees	-	9,334	-	-			9,334	-	-	-			9,334	-	(1,501)	(g	)	7,833
Life insurance premiums	-	-	-	-			-	-	62,836	(797)	(c	)	62,039	-	-			62,039
Property and casualty insurance premiums	-	-	-	-			-	11,852	-	-			11,852	-	-			11,852
Net investment and interest income	2,462	14,386	-	-			16,848	5,476	11,277	(298)	(d	)	33,303	-	(3,565)	(d	)	29,738
Other revenue	204	16,752	33,763	(36,583)	(b	)	14,136	-	2,755	(281)	(b	)	16,610	677	(355)	(b	)	16,932
Total revenues	2,666	1,065,805	34,571	(36,583)			1,066,459	17,328	76,868	(1,376)			1,159,279	25,014	(10,731)			1,173,562

Costs and expenses:
Operating expenses	7,333	545,586	4,718	(36,583)	(b	)	521,054	3,567	13,970	(6,341)	(b,c	)	532,250	11,438	(1,501)	(g	)	542,187
Commission expenses	-	108,451	-	-			108,451	-	-	-			108,451	-	(5,310)	(b	)	103,141
Cost of sales	-	59,788	-	-			59,788	-	-	-			59,788	3,976	-			63,764
Benefits and losses	-	-	-	-			-	9,131	46,358	3,959	(c	)	59,448	-	-			59,448
Amortization of deferred policy acquisition costs	-	-	-	-			-	1,265	9,186	-			10,451	-	-			10,451
Lease expense	41	75,726	818	-			76,585	-	-	(836)	(b	)	75,749	-	(355)	(b	)	75,394
Depreciation, net of (gains) losses on disposals	122	80,639	939	-			81,700	-	-	-			81,700	1,338	(280)	(e	)	82,758
Total costs and expenses	7,496	870,190	6,475	(36,583)			847,578	13,963	69,514	(3,218)			927,837	16,752	(7,446)			937,143
Equity in earnings of subsidiaries	89,889	-	-	(81,056)	(f	)	8,833	-	-	(8,833)	(f	)	-	-	-			-
Equity in earnings of SAC Holding II	997	-	-	-			997	-	-	-			997	-	(997)	(f	)	-
Total - equity in earnings of subsidiaries and SAC Holding II	90,886	-	-	(81,056)			9,830	-	-	(8,833)			997	-	(997)			-
Earnings from operations	86,056	195,615	28,096	(81,056)			228,711	3,365	7,354	(6,991)			232,439	8,262	(4,282)			236,419
Interest income (expense)	44,102	(54,526)	(26,066)	-			(36,490)	-	-	-			(36,490)	(6,600)	3,565	(d	)	(39,525)
Amortization of fees on early extinguishment of debt	-	(302)	(6,667)	-			(6,969)	-	-	-			(6,969)	-	-			(6,969)
Pretax earnings (loss)	130,158	140,787	(4,637)	(81,056)			185,252	3,365	7,354	(6,991)			188,980	1,662	(717)			189,925
Income tax benefit (expense)	(14,420)	(56,425)	1,331	-			(69,514)	(1,178)	(2,550)	-			(73,242)	(665)	(106)	(e	)	(74,013)
Net earnings (loss)	115,738	84,362	(3,306)	(81,056)			115,738	2,187	4,804	(6,991)			115,738	997	(823)			115,912
Less: Preferred stock dividends	(6,482)	-	-	-			(6,482)	-	-	-			(6,482)	-	-			(6,482)
Earnings (loss) available to common shareholders	$109,256	$84,362	$(3,306)	$(81,056)			$109,256	$2,187	$4,804	$(6,991)			$109,256	$997	$(823)			$109,430
(a) Balances for the six months ended June 30, 2006
(b) Eliminate intercompany lease income and commission income
(c ) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate gain on sale of surplus property from U-Haul to SAC Holding II
(f) Eliminate equity in earnings of subsidiaries and equity in earnings of SAC Holding II
(g) Eliminate management fees charged to SAC Holding II and other intercompany operating expenses

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statements of operations by industry for the six months ended September 30, 2005 are as follows:
	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$847,965	$-	$-			$847,965	$-	$-	$-			$847,965	$5,349	$(5,349)	(b	)	$847,965
Self-storage revenues	-	49,795	896	-			50,691	-	-	-			50,691	9,301	-			59,992
Self-moving & self-storage products & service sales	-	119,672	-	-			119,672	-	-	-			119,672	9,383	-			129,055
Property management fees	-	9,746	-	-			9,746	-	-	-			9,746	-	(1,477)	(g	)	8,269
Life insurance premiums	-	-	-	-			-	-	60,064	(757)	(c	)	59,307	-	-			59,307
Property and casualty insurance premiums	-	-	-	-			-	10,223	-	-			10,223	-	-			10,223
Net investment and interest income	2,962	10,716	25	-			13,703	6,143	11,275	(1,997)	(d	)	29,124	-	(3,058)	(d	)	26,066
Other revenue	175	23,438	28,714	(31,158)	(b	)	21,169	-	3,004	(359)	(b	)	23,814	638	(355)	(b	)	24,097
Total revenues	3,137	1,061,332	29,635	(31,158)			1,062,946	16,366	74,343	(3,113)			1,150,542	24,671	(10,239)			1,164,974

Costs and expenses:
Operating expenses	5,030	557,609	3,141	(31,158)	(b	)	534,622	4,422	14,190	(7,152)	(b,c	)	546,082	11,888	(1,477)	(g	)	556,493
Commission expenses	-	106,564	-	-			106,564	-	-	-			106,564	-	(5,349)	(b	)	101,215
Cost of sales	-	57,710	-	-			57,710	-	-	-			57,710	4,251	-			61,961
Benefits and losses	-	-	-	-			-	7,131	42,853	4,039	(c	)	54,023	-	-			54,023
Amortization of deferred policy acquisition costs	-	-	-	-			-	1,489	10,563	-			12,052	-	-			12,052
Lease expense	41	70,157	30	-			70,228	-	-	-			70,228	-	(355)	(b	)	69,873
Depreciation, net of (gains) losses on disposals	15	62,901	4,491	-			67,407	-	-	-			67,407	1,432	(280)	(e	)	68,559
Total costs and expenses	5,086	854,941	7,662	(31,158)			836,531	13,042	67,606	(3,113)			914,066	17,571	(7,461)			924,176

Equity in earnings of subsidiaries	149,881	-	-	(143,335)	(f	)	6,546	-	-	(6,546)	(f	)	-	-	-			-
Equity in earnings of SAC Holding II	577	-	-	-			577	-	-	-			577	-	(577)	(f	)	-
Total - equity in earnings of subsidiaries and SAC Holding II	150,458	-	-	(143,335)			7,123	-	-	(6,546)			577	-	(577)			-
Earnings from operations	148,509	206,391	21,973	(143,335)			233,538	3,324	6,737	(6,546)			237,053	7,100	(3,355)			240,798
Interest income (expense)	(35,824)	10,118	6,089)	-			(31,795)	-	-	-			(31,795)	(6,144)	3,058	(d	)	(34,881)
Fees and amortization on early extinguishment of debt	(35,627)	-	-	-			(35,627)	-	-	-			(35,627)	-	-			(35,627)
Pretax earnings	77,058	216,509	15,884	(143,335)			166,116	3,324	6,737	(6,546)			169,631	956	(297)			170,290
Income tax benefit (expense)	26,952	(82,676)	(6,382)	-			(62,106)	(1,164)	(2,351)	-			(65,621)	(379)	(106)	(e	)	(66,106)
Net earnings	104,010	133,833	9,502	(143,335)			104,010	2,160	4,386	(6,546)			104,010	577	(403)			104,184
Less: Preferred stock dividends	(6,482)	-	-	-			(6,482)	-	-	-			(6,482)	-	-			(6,482)
Earnings available to common shareholders	$97,528	$133,833	$9,502	$(143,335)			$97,528	$2,160	$4,386	$(6,546)			$97,528	$577	$(403)			$97,702
(a) Balances for the six months ended June 30, 2005
(b) Eliminate intercompany lease income and commission income
(c ) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate gain on sale of surplus property from U-Haul to SAC Holding II
(f) Eliminate equity in earnings of subsidiaries and equity in earnings of SAC Holding II
(g) Eliminate management fees charged to SAC Holding II and other intercompany operating expenses

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating cash flow statements by industry segment for the six months ended September 30, 2006 are as follows:
	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings (loss)	$115,738	$84,362	$(3,306)	$(81,056)	$115,738	$2,187	$4,804	$(6,991)	$115,738	$997	$(823)	$115,912
Earnings from consolidated entities	(90,886)	-	-	81,056	(9,830)	-	-	8,833	(997)	-	997	-
Depreciation	122	80,042	5,323	-	85,487	-	-	-	85,487	1,338	(280)	86,545
Amortization of deferred policy acquisition costs	-	-	-	-	-	1,265	9,186	-	10,451	-	-	10,451
Change in provision for losses on trade receivables	-	(57)	-	-	(57)	-	46	-	(11)	-	-	(11)
Change in provision for losses on mortgage notes	-	(20)	-	-	(20)	-	-	-	(20)	-	-	(20)
Net (gain) loss on sale of real and personal property	-	597	(4,384)	-	(3,787)	-	-	-	(3,787)	-	-	(3,787)
Net loss on sale of investments	-	-	-	-	-	505	386	-	891	-	-	891
Write-off of unamortized debt issuance costs	-	302	6,667	-	6,969	-	-	-	6,969	-	-	6,969
Deferred income taxes	25,888	(16)	-	-	25,872	24	1,030	-	26,926	644	107	27,677
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(2,797)	1	-	(2,796)	20,125	1,054	-	18,383	-	-	18,383
Inventories	-	(8,249)	-	-	(8,249)	-	-	-	(8,249)	(108)	-	(8,357)
Prepaid expenses	1,096	(3,938)	-	-	(2,842)	-	-	-	(2,842)	(120)	-	(2,962)
Capitalization of deferred policy acquisition costs	-	-	-	-	-	(699)	(2,467)	-	(3,166)	-	-	(3,166)
Other assets	(3)	(936)	1,266	-	327	138	11	-	476	(571)	-	(95)
Related party assets	(17,621)	11,360	2,793	18,668	15,200	6,232	(60)	(5,568)	15,804	2,900	(5,805)	12,899
Accounts payable and accrued expenses	(19,824)	31,704	(6,774)	-	5,106	-	1,697	-	6,803	577	-	7,380
Policy benefits and losses, claims and loss expenses payable	-	31,763	-	-	31,763	(30,506)	(9,677)	-	(8,420)	-	-	(8,420)
Other policyholders' funds and liabilities	-	-	-	-	-	1,863	(286)	-	1,577	-	-	1,577
Deferred income	-	486	-	-	486	-	-	-	486	44	-	530
Related party liabilities	(201)	4,801	-	(18,668)	(14,068)	(1,977)	186	5,184	(10,675)	(5,145)	5,804	(10,016)
Net cash provided (used) by operating activities	14,309	229,404	1,586	-	245,299	(843)	5,910	1,458	251,824	556	-	252,380
Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(931)	(340,932)	(36,566)	-	(378,429)	-	-	-	(378,429)	(176)	-	(378,605)
Short term investments	-	-	-	-	-	(28,201)	(75,798)	-	(103,999)	-	-	(103,999)
Fixed maturities investments	-	-	-	-	-	(33,855)	(25,178)	-	(59,033)	-	-	(59,033)
Mortgage loans	-	-	-	-	-	-	(8,855)	-	(8,855)	-	-	(8,855)
Proceeds from sales of:
Property, plant and equipment	-	52,817	4,387	-	57,204	-	-	-	57,204	-	-	57,204
Short term investments	-	-	-	-	-	51,069	93,975	-	145,044	-	-	145,044
Fixed maturities investments	-	-	-	-	-	10,968	41,088	-	52,056	-	-	52,056
Cash received in excess of purchase of company acquired	-	-	-	-	-	-	1,235	-	1,235	-	-	1,235
Preferred stock	-	-	-	-	-	-	125	-	125	-	-	125
Real estate	-	-	907	-	907	-	-	9,206	10,113	-	-	10,113
Mortgage loans	-	-	-	-	-	-	4,182	-	4,182	-	-	4,182
Payments from notes and mortgage receivables	-	(45)	338	-	293	-	-	-	293	-	-	293
Net cash provided (used) by investing activities	(931)	(288,160)	(30,934)	-	(320,025)	(19)	30,774	9,206	(280,064)	(176)	-	(280,240)
	(page 1 of 2)
(a) Balance for the six months ended June 30, 2006

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the six months ended September 30, 2006 are as follows:
	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	-	221,815	54,929	-	276,744	-	-	-	276,744	-	-	276,744
Principal repayments on credit facilities	-	(17,684)	(21,295)	-	(38,979)	-	-	-	(38,979)	(635)	-	(39,614)
Debt issuance costs	-	(110)	(429)	-	(539)	-	-	-	(539)	-	-	(539)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	608	-	-	608	-	-	-	608	-	-	608
Proceeds from (repayment of) intercompany loans	(6,894)	10,831	(3,937)	-	-	-	-	-	-	-	-	-
Preferred stock dividends paid	(6,482)	-	-	-	(6,482)	-	-	-	(6,482)	-	-	(6,482)
Investment contract deposits	-	-	-	-	-	-	8,444	-	8,444	-	-	8,444
Investment contract withdrawals	-	-	-	-	-	-	(40,275)	-	(40,275)	-	-	(40,275)
Net cash provided (used) by financing activities	(13,376)	215,460	29,268	-	231,352	-	(31,831)	-	199,521	(635)	-	198,886

Effects of exchange rate on cash	-	131	-	-	131	-	-	-	131	-	-	131

Increase (decrease) in cash and cash equivalents	2	156,835	(80)	-	156,757	(862)	4,853	10,664	171,412	(255)	-	171,157
Cash and cash equivalents at beginning of period	7	140,499	856	-	141,362	9,815	4,027	-	155,204	255	-	155,459
Cash and cash equivalents at end of period	$9	$297,334	$776	$-	$298,119	$8,953	$8,880	$10,664	$326,616	$-	$-	$326,616
	(page 2 of 2)
(a) Balance for the six months ended June 30, 2006

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating cash flow statements by industry segment for the six months ended September 30, 2005 are as follows:
	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$104,010	$133,833	$9,502	$(143,335)	$104,010	$2,160	$4,386	$(6,546)	$104,010	$577	$(403)	$104,184
Earnings from consolidated entities	(150,458)	-	-	143,335	(7,123)	-	-	6,546	(577)	-	577	-
Depreciation	15	56,960	4,491	-	61,466	-	-	-	61,466	1,432	(280)	62,618
Amortization of deferred policy acquisition costs	-	-	-	-	-	1,852	11,611	-	13,463	-	-	13,463
Change in provision for losses on trade receivables	-	(620)	-	-	(620)	-	-	-	(620)	-	-	(620)
Change in provision for losses on trade receivables	-	(1,000)	-	-	(1,000)	-	-	-	(1,000)	-	-	(1,000)
Net loss on sale of real and personal property	-	5,941	-	-	5,941	-	-	-	5,941	-	-	5,941
Net loss on sale of investments	-	-	-	-	-	794	689	-	1,483	-	-	1,483
Write-off of unamortized debt issuance costs	13,629	-	-	-	13,629	-	-	-	13,629	-	-	13,629
Deferred income taxes	44,993	-	-	-	44,993	1,039	(702)	-	45,330	370	159	45,859
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(6,237)	3	-	(6,234)	7,643	2,412	-	3,821	-	-	3,821
Inventories	-	(5,009)	-	-	(5,009)	-	-	-	(5,009)	(114)	-	(5,123)
Prepaid expenses	(1,774)	(778)	-	-	(2,552)	-	-	-	(2,552)	133	-	(2,419)
Capitalization of deferred policy acquisition costs	-	-	-	-	-	(1,490)	-	-	(1,490)	-	-	(1,490)
Other assets	13,970	11,396	(13,150)	-	12,216	167	481	-	12,864	(784)	-	12,080
Related party assets	380,996	(461)	1,227	(389,978)	(8,216)	2,040	166	2,155	(3,855)	602	546	(2,707)
Accounts payable and accrued expenses	(22,664)	2,350	4,765	-	(15,549)	(301)	(2,290)	4,858	(13,282)	652	-	(12,630)
Policy benefits and losses, claims and loss expenses payable	-	29,348	-	-	29,348	(23,787)	(8,502)	-	(2,941)	-	-	(2,941)
Other policyholders' funds and liabilities	-	-	-	-	-	327	(10,112)	-	(9,785)	-	-	(9,785)
Deferred income	-	3,453	-	-	3,453	-	-	(2,842)	611	127	-	738
Related party liabilities	(9,626)	(284,635)	(94,914)	389,978	803	(290)	818	(2,566)	(1,235)	(307)	(599)	(2,141)
Net cash provided (used) by operating activities	373,091	(55,459)	(88,076)	-	229,556	(9,846)	(1,043)	1,605	220,272	2,688	-	222,960
Cash flows from investing activities:
Purchases of:
Property, plant and equipment	-	(80,601)	(41,773)	-	(122,374)	-	-	-	(122,374)	(382)	-	(122,756)
Short term investments	-	-	-	-	-	(98,015)	(121,760)	-	(219,775)	(705)	-	(220,480)
Fixed maturities investments	-	-	-	-	-	(31,432)	(129,670)	-	(161,102)	-	-	(161,102)
Mortgage loans	-	-	-	-	-	-	(1,250)	-	(1,250)	-	-	(1,250)
Proceeds from sales of:
Property, plant and equipment	-	30,264	5	-	30,269	-	-	-	30,269	-	-	30,269
Short term investments	-	-	-	-	-	110,674	197,473	-	308,147	-	-	308,147
Fixed maturities investments	-	-	-	-	-	21,235	72,897	-	94,132	-	-	94,132
Equity securities	-	-	-	-	-	-	9,250	-	9,250	-	-	9,250
Preferred stock	-	-	-	-	-	7,842	-	-	7,842	-	-	7,842
Real estate	-	-	-	-	-	332	514	35,156	36,002	-	-	36,002
Mortgage loans	-	-	-	-	-	-	4,823	-	4,823	-	-	4,823
Payments from notes and mortgage receivables	-	(441)	37	-	(404)	-	-	-	(404)	-	-	(404)
Net cash provided (used) by investing activities	-	(50,778)	(41,731)	-	(92,509)	10,636	32,277	35,156	(14,440)	(1,087)	-	(15,527)
	(page 1 of 2)
(a) Balance for the six months ended June 30, 2005

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the six months ended September 30, 2005 are as follows:
	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	80,266	139,557	948,495	-	1,168,318	-	-	-	1,168,318	-	-	1,168,318
Principal repayments on credit facilities	(860,274)	(17,981)	(204,908)	-	(1,083,163)	-	-	-	(1,083,163)	(584)	-	(1,083,747)
Debt issuance costs	-	(698)	(24,547)	-	(25,245)	-	-	-	(25,245)	-	-	(25,245)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	435	-	-	435	-	-	-	435	-	-	435
Proceeds from (repayment of) intercompany loans	413,393	180,051	(593,444)	-	-	-	-	-	-	-	-	-
Preferred stock dividends paid	(6,482)	-	-	-	(6,482)	-	-	-	(6,482)	-	-	(6,482)
Investment contract deposits	-	-	-	-	-	-	10,405	-	10,405	-	-	10,405
Investment contract withdrawals	-	-	-	-	-	-	(38,018)	-	(38,018)	-	-	(38,018)
Net cash provided (used) by financing activities	(373,097)	301,364	125,596	-	53,863	-	(27,613)	-	26,250	(584)	-	25,666

Effects of exchange rate on cash	-	79	-	-	79	-	-	-	79	-	-	79

Increase (decrease) in cash and cash equivalents	(6)	195,206	(4,211)	-	190,989	790	3,621	36,761	232,161	1,017	-	233,178
Cash and cash equivalents at beginning of period	14	37,626	4,327	-	41,967	10,638	2,992	-	55,597	358	-	55,955
Cash and cash equivalents at end of period	$8	$232,832	$116	$-	$232,956	$11,428	$6,613	$36,761	$287,758	$1,375	$-	$289,133
	(page 2 of 2)
(a) Balance for the six months ended June 30, 2005

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10. Industry Segment and Geographic Area Data
	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter Ended September 30, 2006
Total revenues	$589,789	$16,746	$606,535
Depreciation and amortization, net of (gains) losses on disposals	46,061	1,851	47,912
Interest expense	20,959	104	21,063
Pretax earnings	94,987	3,234	98,221
Income tax expense	36,630	1,100	37,730
Identifiable assets	3,614,398	89,714	3,704,112

Quarter Ended September 30, 2005
Total revenues	$587,108	$18,408	$605,516
Depreciation and amortization, net of (gains) losses on disposals	39,326	850	40,176
Interest expense (income)	18,163	(2,918)	15,245
Pretax earnings	109,260	3,733	112,993
Income tax expense	43,847	24	43,871
Identifiable assets	3,231,345	74,375	3,305,720

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Six Months Ended September 30, 2006
Total revenues	$1,142,525	$31,037	$1,173,562
Depreciation and amortization, net of (gains) losses on disposals	89,636	3,573	93,209
Interest expense	39,260	265	39,525
Pretax earnings	184,620	5,305	189,925
Income tax expense	72,209	1,804	74,013
Identifiable assets	3,614,398	89,714	3,704,112

Six Months Ended September 30, 2005
Total revenues	$1,132,185	$32,789	$1,164,974
Depreciation and amortization, net of (gains) losses on disposals	78,130	2,481	80,611
Interest expense (income)	37,803	(2,922)	34,881
Pretax earnings	163,688	6,602	170,290
Income tax expense	66,082	24	66,106
Identifiable assets	3,231,345	74,375	3,305,720

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with the overall strategy of AMERCO, followed by a description of our operating segments and the strategy of our operating segments to give the reader an overview of the goals of our business and the direction in which our businesses and products are moving. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for the second quarter and first six months of fiscal 2007, compared with the second quarter and first six months of fiscal 2006 beginning with an overview. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources” and “Disclosures about Contractual Obligations and Commercial Commitments.” We conclude this MD&A by discussing our outlook for the remainder of fiscal 2007.

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

The second fiscal quarter for AMERCO ends on the 30th of September for each year that is referenced. Our insurance company subsidiaries have a second quarter that ends on the 30th of June for each year that is referenced. They have been consolidated on that basis. Consequently, all references to our insurance subsidiaries’ years 2006 and 2005 correspond to the Company’s fiscal years 2007 and 2006, respectively.

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

Oxford is focused on long-term capital growth through direct writing and reinsuring of annuity, life and Medicare supplement products primarily in the senior marketplace. Oxford is pursuing increased direct writing via acquisitions of insurance companies, expanded distribution channels and product development. In 2005, Oxford determined that it would no longer pursue growth in the credit life and disability market. We believe this has enabled Oxford to focus more on its core senior population demographic.

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

With respect to our retail sales, U-Haul has developed a number of specialty packing boxes, Mover’s Wrap and Smart Move tape. We believe offering these and other ancillary moving and storage related products benefit our customers by providing them a convenient and affordable one-stop shopping option. In addition to these products the Company offers a wide selection of hitches and towing accessories along with complete installation services. U-Haul has one of North America’s largest propane barbeque-refilling networks with over 1,000 locations providing this convenient service.

eMove is an online marketplace that connects consumers to over 4,500 independent Moving Help™ and 3,000 independent Self-Storage Affiliates. Our network of customer-rated affiliates provides pack and load help, cleaning help, self-storage and similar services, all over North America.

An individual or a company can connect to the eMove network by becoming an eMove Moving Help® Affiliate or an eMove Storage Affiliate™. Moving Helpers assist customers with packing, loading, cleaning and unloading their truck or storage unit. The Storage Affiliate program enables independent self-storage facilities to expand their reach by connecting into a centralized 1-800 and internet reservation system and for a fee, receive an array of services including web-based management software, Secured Online Affiliated Rentals (S.O.A.R®), co-branded rental trucks, savings on insurance, credit card processing and more. Approximately 3,000 independent self-storage facilities are now registered on the eMove network.

With over 92,000 unedited reviews of independent Affiliates, the marketplace has facilitated thousands of Moving Help® and Self-Storage transactions all over North America. We believe that acting as an intermediary, with little added investment, serves the customer in a cost effective manner. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

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

SAC Holding II Operating Segment

SAC Holding Corporation and its subsidiaries, and SAC Holding II Corporation and its subsidiaries, collectively referred to as “SAC Holdings,” own self-storage properties that are managed by U-Haul under property management agreements and act as independent U-Haul rental equipment dealers. AMERCO, through its subsidiaries, has contractual interests in certain SAC Holdings’ properties entitling AMERCO to potential future earnings based on the financial performance of these properties. With respect to SAC Holding II, AMERCO is considered the primary beneficiary of these contractual interests. Consequently, we include the results of SAC Holding II in the consolidated financial statements of AMERCO, as required by FIN 46(R).

Critical Accounting Policies and Estimates

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The methods, estimates and judgments we use in applying our accounting policies can have a significant impact on the results we report in our financial statements. Certain accounting policies require us to make difficult and subjective judgments and assumptions, often as a result of the need to make estimates of matters that are inherently uncertain.

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

Principles of Consolidation

The Company applies FIN 46(R), “Consolidation of Variable Interest Entities” and ARB 51 in its principles of consolidation. FIN 46(R) addresses arrangements where the company does not hold a majority of the voting or similar interests of a variable interest entity (VIE). The company is required to consolidate a VIE if it is determined it is the primary beneficiary. ARB 51 addresses the policy when the company owns a majority of the voting or similar rights and exercises effective control.

As promulgated by FIN 46(R), a VIE is not self-supportive due to having one or both of the following conditions: a) it has an insufficient amount of equity for it to finance its activities without receiving additional subordinated financial support or b) its owners do not hold the typical risks and rights of equity owners. This determination is made upon the creation of a variable interest and can be re-assessed should certain changes in the operations of a VIE, or its relationship with the primary beneficiary trigger a reconsideration under the provisions of FIN 46(R). After a triggering event occurs the most recent facts and circumstances are utilized in determining whether or not a company is a variable interest entity, which other company(s) have a variable interest in the entity, and whether or not the company’s interest is such that it is the primary beneficiary.

The consolidated financial statements for the second quarters and the first six months of fiscal 2007 and fiscal 2006, and the balance sheet as of March 31, 2006, include the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holding II.

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

Recoverability of Property, Plant and Equipment

Property, plant and equipment are stated at cost. Interest expense incurred during the initial construction of buildings and rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes using the straight-line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. Major overhauls to rental equipment are capitalized and are amortized over the estimated period benefited. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation expense when realized. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., no gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed.

We regularly perform reviews to determine whether facts and circumstances exist which indicate that the carrying amount of assets, including estimates of residual value, may not be recoverable or that the useful life of assets is shorter or longer than originally estimated. Reductions in residual values (i.e., the price at which we ultimately expect to dispose of revenue earning equipment) or useful lives will result in an increase in depreciation expense over the life of the equipment. Reviews are performed based on vehicle class, generally subcategories of trucks and trailers. We assess the recoverability of our assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining lives against their respective carrying amounts. We consider factors such as current and expected future market price trends on used vehicles and the expected life of vehicles included in the fleet. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If asset residual values are determined to be recoverable, but the useful lives are shorter or longer than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

Fiscal 2006 marked the first time in approximately ten years that the Company acquired a significant number of new trucks via purchase rather than lease. Management performed an analysis of the expected economic value of new rental trucks and determined that additions to the fleet resulting from purchase should be depreciated on an accelerated method based upon a declining formula. The salvage value and useful life assumptions of the rental truck fleet remain unchanged. Under the declining balances method (2.4 times declining balance) the book value of a rental truck is reduced 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively and then reduced on a straight line basis an additional 10% by the end of year fifteen. Whereas, a standard straight line approach would reduce the book value by approximately 5.3% per year over the life of the truck.

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

The Company’s tax returns are periodically reviewed by various taxing authorities. Despite our belief that all of our tax treatments are supportable, the final outcome of these audits may cause changes in our valuation allowance should we not prevail. These changes could materially impact our financial results. Our current tax rate is approximately 39.0%.

AMERCO files a consolidated tax return with all of its legal subsidiaries, except for DGLIC which will file on a stand alone basis. SAC Holding Corporation and its legal subsidiaries and SAC Holding II Corporation and its legal subsidiaries file consolidated tax returns, which are in no way associated with AMERCO’s consolidated returns.

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

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108 “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements”, which provides interpretive guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. There is currently diversity in practice, with the two commonly used methods to quantify misstatements being the “rollover” method (which primarily focuses on the income statement impact of misstatements) and the “iron curtain” method (which focuses on the balance sheet impact). SAB 108 requires registrants to use a dual approach whereby both of these methods are considered in evaluating the materiality of financial statement errors. Prior materiality assessments will need to be reconsidered using both the rollover and iron curtain methods. The Company is currently evaluating the impact of adopting SAB 108, but we do not expect this Statement to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, which establishes how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS 157 are effective for us in April 2007. The Company is currently evaluating the impact of this Statement on our consolidated financial statements.

In September 2006, the FASB issued SFAS 158, which requires companies to recognize a net liability or asset to report the overfunded or underfunded status of their defined benefit pension and other postretirement benefit plans on their balance sheets and recognize changes in funded status in the year in which the changes occur through other comprehensive income. The funded status to be measured is the difference between plan assets at fair value and the benefit obligation. This Statement requires that gains and losses and prior service costs or credits, net of tax, that arise during the period be recognized as a component of other comprehensive income and not as components of net periodic benefit cost. We will adopt the balance sheet provisions of SFAS 158, as required, at March 31, 2007. As discussed in Note 14 to the March 31, 2006 financial statements, the Company uses December 31 as the measurement date to measure the assets and obligations of its post retirement and post employment benefits plans. SFAS 158 will require the Company to perform the measurements at March 31 no later than fiscal years ending after December 15, 2008. The Company expects to make this change in fiscal 2008. The Company does not expect this Statement to have a material impact on our consolidated financial statements.

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended September 30, 2006 compared with the Quarter Ended September 30, 2005

Listed below on a consolidated basis are revenues for our major product lines for the second quarter of fiscal 2007 and the second quarter of fiscal 2006:
	Quarter Ended September 30,
	2006	2005
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$445,720	$446,705
Self-storage revenues	32,416	31,224
Self-moving and self-storage products and service sales	61,916	62,492
Property management fees	3,986	3,829
Life insurance premiums	31,120	29,718
Property and casualty insurance premiums	6,470	5,399
Net investment and interest income	15,908	12,352
Other revenue	8,999	13,797
Consolidated revenue	$606,535	$605,516

During the second quarter of fiscal 2007, self-moving equipment rentals decreased $1.0 million, compared with the second quarter of fiscal 2006. The decline in revenues is primarily due to a reduction in one-way truck revenue per transaction during the second quarter of fiscal 2007. Pricing was partially offset by an overall increase in the total number of rental transactions completed during the second quarter of fiscal 2007, compared with the same period last year.

Self-storage revenues increased $1.2 million in the second quarter of fiscal 2007, compared with the second quarter of fiscal 2006 due to improved pricing. During the second quarter of fiscal 2007, the Company has increased rooms and square footage available primarily through build-outs at existing facilities.

Other revenues decreased $4.8 million in the second quarter of fiscal 2007, compared with the second quarter of fiscal 2006. The second quarter of fiscal 2006 included several non-recurring items including warranty claims and the reduction of an allowance account.

Premiums at RepWest increased $1.1 million due to increases in U-Haul related business.

Oxford’s premium revenues increased approximately $1.4 million primarily as a result of additional life insurance premiums and the acquisition of DGLIC.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $606.5 million in the second quarter of fiscal 2007, compared with $605.5 million in the second quarter of fiscal 2006.

Listed below are revenues and earnings from operations at each of our four operating segments for the second quarter of fiscal 2007 and the second quarter of fiscal 2006; for the insurance companies the second quarter ended June 30, 2006 and 2005.
	Quarter Ended September 30,
	2006	2005
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$551,821	$555,383
Earnings from operations	121,790	124,573
Property and casualty insurance
Revenues	9,260	8,057
Earnings from operations	1,664	1,742
Life insurance
Revenues	38,731	36,270
Earnings from operations	5,403	3,297
SAC Holding II
Revenues	12,535	12,612
Earnings from operations	4,139	3,049
Eliminations
Revenues	(5,812)	(6,806)
Earnings from operations	(6,743)	(4,423)
Consolidated results
Revenues	606,535	605,516
Earnings from operations	126,253	128,238

Total costs and expenses increased $3.0 million in the second quarter of fiscal 2007, compared with the second quarter of fiscal 2006. This is due primarily to increases in lease and depreciation expense associated with the fleet rotation. Reductions in maintenance and repair costs and insurance expenses were partially offset by increases in other fleet related expenses.

As a result of the aforementioned changes in revenues and expenses, earnings from operations decreased to $126.3 million in the second quarter of fiscal 2007, compared with $128.2 million in the second quarter of fiscal 2006.

Interest expense in the second quarter of fiscal 2007 was $28.0 million, compared with $15.2 million in the second quarter of fiscal 2006. The second quarter of fiscal 2007 included a one-time, non-recurring charge of $7.0 million before taxes related to the full amortization of deferred debt issuance costs related to the Real Estate Loan that was amended in the quarter. The refinancing costs had the effect of decreasing on a non-recurring basis, earnings in the first six months ended September 30, 2006 by $0.33 per share before taxes, in which the tax effect was approximately $0.13 per share.

Income tax expense was $37.7 million in the second quarter of fiscal 2007, compared with $43.9 million in the second quarter of fiscal 2006 and reflects lower pretax earnings for the second quarter of fiscal 2007.

Dividends accrued on our Series A preferred stock were $3.2 million in second quarter of fiscal 2007, unchanged from the second quarter of fiscal 2006.

As a result of the above mentioned items, earnings available to common shareholders were $57.3 million in the second quarter of fiscal 2007, compared with $65.9 million in the second quarter of fiscal 2006.

The weighted average common shares outstanding basic and diluted were 20,910,204 in second quarter of fiscal 2007, compared with 20,848,620 in the second quarter of fiscal 2006.

Basic and diluted earnings per common share in the second quarter of fiscal 2007 were $2.74, compared with $3.16 in the second quarter of fiscal 2006.

Moving and Storage

Quarter Ended September 30, 2006 compared with the Quarter Ended September 30, 2005

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the second quarter of fiscal 2007 and the second quarter of fiscal 2006:
	Quarter Ended September 30,
	2006	2005
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$445,720	$446,705
Self-storage revenues	27,368	26,443
Self-moving and self-storage products and service sales	57,531	57,874
Property management fees	4,738	4,578
Net investment and interest income	9,060	7,549
Other revenue	7,404	12,234
Moving and Storage revenue	$551,821	$555,383

During the second quarter of fiscal 2007, self-moving equipment rentals decreased $1.0 million, compared with the second quarter of fiscal 2006. The decline in revenues is primarily due to a reduction in one-way truck revenue per transaction during the second quarter of fiscal 2007. The Company did experience an increase in one-way and in-town transactions during the second quarter of fiscal 2007, compared with the second quarter of fiscal 2006.

Self-storage revenues increased $1.0 million in the second quarter of fiscal 2007, compared with the second quarter of fiscal 2006 primarily due to improved pricing. The Company has increased the number of rooms and square footage available period over period primarily through the expansion of existing facilities.

Other revenues decreased $4.8 million in the second quarter of fiscal 2007, compared with the second quarter of fiscal 2006. The second quarter of fiscal 2006 included several non-recurring items including warranty claims and the reduction of an allowance account.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the condensed consolidated financial statement for Moving and Storage represent Company-owned locations only. Self-storage data for our Company-owned storage locations is as follows:
	Quarter Ended September 30,
	2006	2005
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of September 30	125	125
Square footage as of September 30	9,853	9,708
Average number of rooms occupied	111	112
Average occupancy rate based on room count	89.2%	90.0%
Average square footage occupied	8,877	8,893

Total costs and expenses increased $3.2 million in the second quarter of fiscal 2007, compared with the second quarter of fiscal 2006. Increases in fleet related expenses including depreciation, lease, licensing and freight costs were partially offset by reductions in maintenance and repair expenses.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $121.8 million in the second quarter of fiscal 2007, compared with $124.6 million in the second quarter of fiscal 2006.

U-Haul International, Inc.

Quarter Ended September 30, 2006 compared with the Quarter Ended September 30, 2005

Listed below are revenues for the major product lines at U-Haul International, Inc. for the second quarter of fiscal 2007 and the second quarter of fiscal 2006:
	Quarter Ended September 30,
	2006	2005
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$445,720	$446,705
Self-storage revenues	26,970	26,002
Self-moving and self-storage products and service sales	57,531	57,874
Property management fees	4,738	4,578
Net investment and interest income	7,818	5,978
Other revenue	8,625	13,422
U-Haul International, Inc. revenue	$551,402	$554,559

During the second quarter of fiscal 2007, self-moving equipment rentals decreased $1.0 million, compared with the second quarter of fiscal 2006. The decline in revenues is primarily due to a reduction in one-way truck revenue per transaction during the second quarter of fiscal 2007. The Company did see improvement in both the number of one-way and in-town transactions, compared with the same period last year.

Self-storage revenues increased $1.0 million in the second quarter of fiscal 2007, compared with the second quarter of fiscal 2006 primarily due to improved pricing. The Company has increased the number of rooms and square footage available period over period through the expansion of existing facilities.

Sales of self-moving and self-storage products and service sales decreased $0.3 million in the second quarter of fiscal 2007, compared with the second quarter of fiscal 2006. The Company continues to improve its visibility as a provider of propane, moving supplies and towing accessories in an effort to improve sales results.

Total costs and expenses increased $6.0 million in the second quarter of fiscal 2007, compared with the second quarter of fiscal 2006. This is primarily due to increases in lease and depreciation expenses related to the rental fleet. Reductions in maintenance and repair expense were partially offset by the cost of re-imaging portions of the rental fleet along with freight and licensing costs.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $101.5 million in the second quarter of fiscal 2007, compared with $110.6 million in the second quarter of fiscal 2006.

Republic Western Insurance Company

Quarter Ended June 30, 2006 compared with the Quarter Ended June 30, 2005

Premium revenues were $6.5 million and $5.4 million for the second quarters ended June 30, 2006 and 2005, respectively. U-Haul related premiums were $5.8 million and $5.0 million for the second quarters ended June 30, 2006 and 2005, respectively. Other lines of business were $0.7 million and $0.4 million for the second quarters ended June 30, 2006 and 2005, respectively.

Net investment income was $2.8 million and $2.7 million for the second quarters ended June 30, 2006 and 2005, respectively.

Benefits and losses incurred were $5.0 million and $3.7 million for the second quarters ended June 30, 2006 and 2005, respectively. The increase is due to an increase in new premiums and separately, additional reserves added to the discontinued lines.

Net operating expenses, which are offset by claims handling fees charged to U-Haul, stayed consistent at $2.0 million for the second quarters ended June 30, 2006 and 2005 respectively.

Pretax earnings from operations were $1.7 million for the second quarters ended June 30, 2006 and 2005.

Oxford Life Insurance Company

Quarter Ended June 30, 2006 compared with the Quarter Ended June 30, 2005

Premium revenues were $31.5 million and $30.1 million for the second quarters ended June 30, 2006 and 2005, respectively. Increases in Medicare supplement and life premiums of $2.4 million and $0.7 million, respectively were largely offset by a decrease of $1.9 million in credit premiums. Effective February 28, 2006, Oxford purchased DGLIC a company that primarily sells Medicare supplement insurance. During the second quarter ended June 30, 2006, DGLIC contributed $4.0 million of premium revenue. Oxford is no longer pursuing credit insurance and further attrition is expected over the next several years. Other income was $1.4 million and $1.6 million for the second quarters ended June 30, 2006 and 2005, respectively.

Net investment income was $5.8 million and $4.6 million for the second quarters ended June 30, 2006 and 2005, respectively. The increase was primarily due to net capital gains of $0.2 million in the current-year period compared to $1.7 million of net capital losses in the prior-year period. The remaining decrease is primarily due to a lower balance of invested assets.

Benefits incurred were $21.9 million and $21.0 million for the second quarters ended June 30, 2006 and 2005, respectively. Annuities, life, Medicare supplement and other health insurance all had increased benefits in the current quarter as compared to the prior quarter primarily due to increased premium revenues. These increases were partially offset by a decrease of $0.6 million in credit insurance benefits resulting from decreased exposure.

Amortization of deferred policy acquisition costs (DAC) and the value of business acquired (VOBA) was $4.2 million and $5.2 million for the second quarters ended June 30, 2006 and 2005, respectively. These costs are amortized for life and health policies as the premium is earned over the term of the policy; and for deferred annuities in relation to interest spreads. Increases in amortization of DAC for life and Medicare supplement business were offset by lower amounts amortized for the annuity and credit business.

Operating expenses were $7.2 million and $6.8 million for the second quarters ended June 30, 2006 and 2005, respectively. Non-deferrable commissions decreased $0.3 million from 2005 primarily due to decreases in the credit line of business, partially offset by an increase in Medicare supplement commissions. In addition, administrative and other expenses increased $0.7 million largely due to the expenses associated with the newly acquired business.

Pretax earnings were $5.4 million and $3.3 million for the second quarters ended June 30, 2006 and 2005, respectively.

SAC Holding II

Quarter Ended September 30, 2006 compared with the Quarter Ended September 30, 2005

Listed below are revenues for the major product lines at SAC Holding II for the second quarter of fiscal 2007 and the second quarter of fiscal 2006:
	Quarter Ended September 30,
	2006	2005
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$2,754	$2,861
Self-storage revenues	5,048	4,781
Self-moving and self-storage products and service sales	4,385	4,618
Other revenue	348	352
Segment revenue	$12,535	$12,612

Revenues in the second quarter of fiscal 2007 decreased $0.1 million.

Total costs and expenses were $8.4 million in the second quarter of fiscal 2007, compared with $9.6 million in the second quarter of fiscal 2006.

Earnings from operations were $4.1 million in the second quarter of fiscal 2007, compared with $3.0 million in the second quarter of fiscal 2006.

AMERCO and Consolidated Entities

Six Months Ended September 30, 2006 compared with the Six Months Ended September 30, 2005

Listed below on a consolidated basis are revenues for our major product lines for the first six months of fiscal 2007 and the first six months of fiscal 2006:
	Six Months Ended September 30,
	2006	2005
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$852,954	$847,965
Self-storage revenues	62,847	59,992
Self-moving and self-storage products and service sales	129,367	129,055
Property management fees	7,833	8,269
Life insurance premiums	62,039	59,307
Property and casualty insurance premiums	11,852	10,223
Net investment and interest income	29,738	26,066
Other revenue	16,932	24,097
Consolidated revenue	$1,173,562	$1,164,974

During the first six months of fiscal 2007, self-moving equipment rentals increased $5.0 million, compared with the first six months of fiscal 2006, primarily due to increases in trailer rentals. One-way truck rentals experienced a reduction in revenue per transaction during the period; this was partially offset by increases in transaction volume.

Self-storage revenues increased $2.9 million in the first six months of fiscal 2007, compared with the first six months of fiscal 2006 due primarily to improved pricing. During the first six months of fiscal 2007, the Company has increased rooms available primarily through build-outs at existing facilities and the acquisition of new facilities.

Other revenues decreased $7.2 million in the first six months of fiscal 2007, compared with the first six months of fiscal 2006. The first six months of fiscal 2006 included several non-recurring items including warranty claims and the reduction of an allowance account.

Premiums at RepWest increased $1.7 million due to increases in U-Haul related business.

Oxford’s premium revenues increased approximately $2.7 million primarily as a result of additional life insurance premiums earned and revenues resulting from the acquisition of DGLIC.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $1,173.6 million in the first six months of fiscal 2007, compared with $1,165.0 million in the first six months of fiscal 2006.

Listed below are revenues and earnings from operations at each of our four operating segments for the first six months of fiscal 2007 and the first six months of fiscal 2006; for the insurance companies the first six months ended June 30, 2006 and 2005.
	Six Months Ended September 30,
	2006	2005
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,066,459	$1,062,946
Earnings from operations	228,711	233,538
Property and casualty insurance
Revenues	17,328	16,366
Earnings from operations	3,365	3,324
Life insurance
Revenues	76,868	74,343
Earnings from operations	7,354	6,737
SAC Holding II
Revenues	25,014	24,671
Earnings from operations	8,262	7,100
Eliminations
Revenues	(12,107)	(13,352)
Earnings from operations	(11,273)	(9,901)
Consolidated results
Revenues	1,173,562	1,164,974
Earnings from operations	236,419	240,798

Total costs and expenses increased $13.0 million in the first six months of fiscal 2007, compared with the first six months of fiscal 2006. This is due primarily to increases in lease and depreciation expenses associated with the upgrading of our fleet. Reductions in maintenance and repair costs and insurance expenses were partially offset by increases in other fleet related expenses.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $236.4 million in the first six months of fiscal 2007, compared with $240.8 million in the first six months of fiscal 2006.

Interest expense in the first six months of fiscal 2007 was $46.5 million, compared with $70.5 million in the first six months of fiscal 2006. The second quarter of fiscal 2007 included a one-time, non-recurring charge of $7.0 million before taxes related to the full amortization of deferred debt issuance costs related to the Real Estate Loan that was amended in the quarter. The refinancing costs had the effect of decreasing on a non-recurring basis, earnings in the first six months ended September 30, 2006 by $0.33 per share before taxes, in which the tax effect was approximately $0.13 per share. The first quarter of fiscal 2006 included a one-time, non-recurring charge of $35.6 million before taxes, which includes fees for early extinguishment of debt of $21.2 million and the write-off of $14.4 million of debt issuance costs. The refinancing costs had the effect of decreasing on a non-recurring basis, earnings in the first six months ended September 30, 2005 by $1.71 per share before taxes, in which the tax effect was approximately $0.63 per share.

Income tax expense was $74.0 million in the first six months of fiscal 2007, compared with $66.1 million in first six months of fiscal 2006 and reflects higher pretax earnings for the first six months of fiscal 2007.

Dividends accrued on our Series A preferred stock were $6.5 million in first six months of fiscal 2007, unchanged from the first six months of fiscal 2006.

As a result of the above mentioned items, earnings available to common shareholders were $109.4 million in the first six months of fiscal 2007, compared with $97.7 million in the first six months of fiscal 2006.

The weighted average common shares outstanding basic and diluted were 20,903,946 in first six months of fiscal 2007, compared with 20,842,539 in the first six months of fiscal 2006.

Basic and diluted earnings per common share in the first six months of fiscal 2007 were $5.23, compared with $4.69 in the first six months of fiscal 2006.

Moving and Storage

Six Months Ended September 30, 2006 compared with the Six Months Ended September 30, 2005

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first six months of fiscal 2007 and the first six months of fiscal 2006:
	Six Months Ended September 30,
	2006	2005
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$852,954	$847,965
Self-storage revenues	52,957	50,691
Self-moving and self-storage products and service sales	120,230	119,672
Property management fees	9,334	9,746
Net investment and interest income	16,848	13,703
Other revenue	14,136	21,169
Moving and Storage revenue	$1,066,459	$1,062,946

During the first six months of fiscal 2007, self-moving equipment rentals increased $5.0 million, compared with the first six months of fiscal 2006, primarily due to increases in trailer rentals. One-way truck rentals experienced a reduction in revenue per transaction during the period; this was partially offset by increases in transaction volume.

Self-storage revenues increased $2.3 million in the first six months of fiscal 2007, compared with the first six months of fiscal 2006 primarily due to improved pricing. The Company has increased the number of rooms and square footage available period over period through the expansion of existing facilities and the acquisition of new facilities.

Sales of self-moving and self-storage products and service sales increased $0.6 million in the first six months of fiscal 2007, compared with the first six months of fiscal 2006. The Company continues to improve its visibility as a provider of propane, moving supplies and towing accessories in effort to improve sales results.

Other revenues decreased $7.0 million in the first six months of fiscal 2007, compared with the first six months of fiscal 2006. The first six months of fiscal 2006 included several non-recurring items including warranty claims and the reduction of an allowance account.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the condensed consolidated financial statements for Moving and Storage represent Company-owned locations only. Self-storage data for our Company-owned storage locations is as follows:
	Six Months Ended September 30,
	2006	2005
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of September 30	125	125
Square footage as of September 30	9,853	9,708
Average number of rooms occupied	110	112
Average occupancy rate based on room count	88.7%	89.7%
Average square footage occupied	8,760	8,871

Total costs and expenses increased $11.0 million in the first six months of fiscal 2007, compared with the first six months of fiscal 2006. Increases in fleet rotation-related expenses including depreciation, lease, licensing and freight costs were partially offset by reductions in maintenance and repair. The first six months of fiscal 2007 included costs associated with re-imaging portions of the existing rental truck fleet.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $228.7 million in the first six months of fiscal 2007, compared with $233.5 million in the first six months of fiscal 2006.

U-Haul International, Inc.

Six Months Ended September 30, 2006 compared with the Six Months Ended September 30, 2005

Listed below are revenues for the major product lines at U-Haul International, Inc. for the first six months of fiscal 2007 and the first six months of fiscal 2006:
	Six Months Ended September 30,
	2006	2005
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$852,954	$847,965
Self-storage revenues	52,149	49,795
Self-moving and self-storage products and service sales	120,230	119,672
Property management fees	9,334	9,746
Net investment and interest income	14,386	10,716
Other revenue	16,752	23,438
U-Haul International, Inc. revenue	$1,065,805	$1,061,332

During the first six months of fiscal 2007, self-moving equipment rentals increased $5.0 million, compared with the first six months of fiscal 2006, primarily due to increases in trailer rentals. One-way truck rentals experienced a reduction in revenue per transaction during the period; this was partially offset by increases in transaction volume.

Self-storage revenues increased $2.4 million in the first six months of fiscal 2007, compared with the first six months of fiscal 2006 due to improved pricing. The Company has increased the number of rooms and square footage available period over period through the expansion of existing facilities and the acquisition of new facilities.

Sales of self-moving and self-storage products and service sales increased $0.6 million in the first six months of fiscal 2007, compared with the first six months of fiscal 2006. The Company continues to improve its visibility as a provider of propane, moving supplies and towing accessories.

Total costs and expenses increased $15.2 million in the first six months of fiscal 2007, compared with the first six months of fiscal 2006. This is primarily due to increases in lease and depreciation expenses related to the rotation of the rental fleet. Expected reductions in maintenance and repair expense were partially offset by the cost of re-imaging portions of the existing rental fleet along with freight and licensing costs.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $195.6 million in the first six months of fiscal 2007, compared with $206.4 million in the first six months of fiscal 2006.

Republic Western Insurance Company

Six Months Ended June 30, 2006 compared with the Six Months Ended June 30, 2005

Premium revenues were $11.9 million and $10.2 million for the first six months ended June 30, 2006 and 2005, respectively. The overall increase is due primarily to an increase in the U-Haul related lines of business. U-Haul related premiums were $10.3 million and $9.0 million for the first six months ended June 30, 2006 and 2005, respectively. Other lines of business were $1.6 million and $1.2 million for the six months ended June 30, 2006 and 2005, respectively.

Net investment income was $5.5 million and $6.1 million for the first six months ended June 30, 2006 and 2005, respectively. The reduction was primarily due to a decrease in our invested asset base combined with lower yields on reinvested assets.

Benefits and losses incurred were $9.1 million and $7.1 million for the first six months ended June 30, 2006 and 2005, respectively. The increase is due to an increase in new premiums and separately, additional reserves added to the discontinued lines.

Amortization of deferred policy acquisition costs were $1.3 million and $1.5 million for the first six months ended June 30, 2006 and 2005, respectively.

Operating expenses, which are offset by claims handling fees charged to U-Haul, were $3.6 million and $4.4 million for the first six months ended June 30, 2006 and 2005 respectively. The decrease is due to decreased commissions and a decrease in other operating expenses.

Pretax earnings from operations were $3.4 million and $3.3 million for the first six months ended June 30, 2006 and 2005.

Oxford Life Insurance Company

Six Months Ended June 30, 2006 compared with the Six Months Ended June 30, 2005

Premium revenues were $62.8 million and $60.1 million for the first six months ended June 30, 2006 and 2005, respectively. Increases in Medicare supplement, annuity and life premiums of $2.6 million, $1.8 million and $1.3 million, respectively were partially offset by a decrease of $2.9 million in credit premiums. During the first six months ended June 30, 2006, DGLIC increased Medicare supplement premiums by $5.5 million while the remaining Medicare supplement premiums decreased approximately $2.9 million, primarily due to lapses in excess of new sales. Annuity premiums increased as a result of additional annuitizations during the period. The increase in life premiums is primarily due to increased sales relating to our final expense product. Other income of $2.8 million decreased $0.3 million in the current six-month period compared to the six-month period in the prior year. Net investment income was $11.3 million for the six months ended June 30, 2006 and 2005, respectively.

Benefits incurred were $46.4 million and $42.9 million for the first six months ended June 30, 2006 and 2005, respectively. Annuities, life, Medicare supplement and other health insurance all had increased benefits in the current period as compared to the prior period. These increases were partially offset by a decrease of $1.4 million in credit insurance benefits that was the net result of decreased exposure. The increase in annuity benefits of $1.8 million resulted from the increase in annuitizations as discussed above. The $0.9 million increase in life benefits resulted from increased sales. DGLIC had $4.1 million of Medicare supplement benefits during the current-year period, while benefits related to the remaining Medicare supplement business decreased $2.7 million. The medical loss ratio decreased slightly overall. Other health benefits increased $0.9 million due to a higher medical loss ratio during the current six-month period.

Amortization of deferred policy acquisition costs (DAC) and the value of business acquired (VOBA) was $9.2 million and $10.6 million for the first six months ended June 30, 2006 and 2005, respectively. Increases in amortization of DAC for life and Medicare supplement business were offset by lower amounts amortized for the annuity and credit business. Operating expenses were $14.0 million and $14.2 million for the first six months ended June 30, 2006 and 2005, respectively.

Pretax earnings were $7.4 million and $6.7 million for the first six months ended June 30, 2006 and 2005, respectively.

SAC Holding II

Six Months Ended September 30, 2006 compared with the Six Months Ended September 30, 2005

Listed below are revenues for the major product lines at SAC Holding II for the first six months of fiscal 2007 and the first six months of fiscal 2006:
	Six Months Ended September 30,
	2006	2005
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$5,310	$5,349
Self-storage revenues	9,890	9,301
Self-moving and self-storage products and service sales	9,137	9,383
Other revenue	677	638
Segment revenue	$25,014	$24,671

Revenues in the first six months of fiscal 2007 grew $0.3 million, primarily as a result of improved occupancy and pricing.

Total costs and expenses were $16.8 million in the first six months of fiscal 2007, compared with $17.6 million in the first six months of fiscal 2006.

Earnings from operations were $8.3 million in the first six months of fiscal 2007, compared with $7.1 million in the first six months of fiscal 2006.

Liquidity and Capital Resources

We believe our current capital structure will allow us to achieve our operational plans and goals, and provide us with sufficient liquidity for the next 3 to 5 years. The majority of the obligations currently in place mature at the end of fiscal years 2015 or 2018. As a result, we believe that our liquidity is strong. This will allow us to focus on our operations and business to further improve our liquidity in the long term. We believe these improvements will enhance our access to capital markets. However, there is no assurance that future cash flows will be sufficient to meet our outstanding obligations or our future capital needs.

At September 30, 2006, cash and cash equivalents totaled $326.6 million, compared with $155.5 million on March 31, 2006. Total long-term debt of AMERCO consolidated was $1,201.1 million at September 30, 2006, compared with $965.6 million at March 31, 2006, and represented 1.5 and 1.4 times stockholders’ equity for September 30, 2006 and March 31, 2006, respectively. In addition to cash and cash equivalents at September 30, 2006 our cash available under existing credit facilities was $346.4 million and was comprised of:

Real estate loan (revolving credit)	$200.0
Construction loan (revolving credit)	40.0
Fleet loan (amortizing term)	46.4
Fleet loan (revolving credit)	60.0
$346.4

Cash provided by operating activities improved $29.4 million in the first six months of fiscal 2007, compared with fiscal 2006. Operating cash flows for the Moving and Storage segment included a $37.2 million interest repayment from SAC Holdings in fiscal 2007 offset by $38.0 million in estimated tax payments, while fiscal 2006 included payments related to the refinancing of debt. The insurance company operating cash flows increased due to fiscal 2006 including Oxford’s $12.8 million lawsuit settlement.

Net cash used in investing activities increased $264.7 million in the first six months of fiscal 2007, compared with fiscal 2006 due primarily to higher capital expenditures in the Moving and Storage segment. Net capital expenditures increased $228.9 million in fiscal 2007 due to planned manufacturing of rental vehicles to rotate our rental fleet. Insurance company investing cash flows decreased $12.2 million as business volume declined.

Cash provided by financing activities increased $173.2 million in the first six months of fiscal 2007, compared with fiscal 2006. Fiscal 2006 included the Company’s major refinancing while fiscal 2007 contained routine financing.

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

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. The Company is developing several existing locations for use as storage centers. The Company is funding these development projects through construction loans and internally generated funds and expects to invest approximately $80.0 million in new storage development over the next twelve to eighteen months. U-Haul's growth plan in self-storage also includes eMove, which does not require significant capital.

Net capital expenditures (purchases of PP&E less proceeds from the sale of PP&E) were $321.2 million and $92.1 million in the first six months of fiscal 2007 and 2006, respectively.

Property and Casualty Insurance

As of June 30, 2006, RepWest had no notes or loans due in less than one year and its accounts payable, accrued expenses, and other policyholders’ funds and liabilities were approximately $7.1 million. RepWest’s financial assets (cash, receivables, short-term investments, other investments, fixed maturities and related party assets) at June 30, 2006 were approximately $426.7 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, RepWest’s assets are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Stockholder’s equity was $137.9 million and $137.4 million at June 30, 2006 and December 31, 2005, respectively. RepWest does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions.

Life Insurance

As of July 1, 2006, Oxford was due to make $2.0 million of principal payments to AMERCO on an intercompany surplus note issued in 1998, as well as $2.4 million in interest; Oxford had no other notes and loans payable. Oxford’s accounts payable and accrued expenses total approximately $5.0 million. Oxford manages its financial assets to meet policyholder and other obligations including investment contract withdrawals. Oxford’s net withdrawals in the first six months of fiscal 2007 were $31.8 million. Oxford’s financial assets (cash, receivables, short-term investments, other investments, fixed maturities and related party assets) at June 30, 2006 were approximately $664.4 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Oxford’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Oxford’s stockholder’s equity was $129.1 million and $127.3 million as of June 30, 2006 and December 31, 2005, respectively. The increase from earnings of $4.8 million was largely offset by a decrease in other comprehensive income.

SAC Holding II

SAC Holding II operations are funded by various mortgage loans, and secured and unsecured notes. SAC Holding II does not utilize revolving lines of credit to finance its operations or acquisitions. Certain of SAC Holding II loan agreements contain covenants and restrictions on incurring additional subsidiary indebtedness.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Cash provided from operating activities were $245.3 million and $229.6 million in the first six months of fiscal 2007 and 2006, respectively. Fiscal 2007 included $37.2 million in interest repayments from SAC Holdings offset by $38.0 million in tax prepayments. Fiscal 2006 included outflows of $44.0 million related to the refinancing.

Property and Casualty Insurance

Cash flows used by operating activities were $0.8 million and $9.8 million for the first six months ended June 30, 2006 and 2005, respectively. The cash used by operating activities is the result of RepWest exiting its non U-Haul lines of business and the associated reduction of reserves in the lines exited.

RepWest’s cash and cash equivalents and short-term investment portfolio were $82.5 million and $106.2 million at June 30, 2006 and December 31, 2005 respectively. This balance reflects funds in transition from maturity proceeds to long term investments. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs. Capital and operating budgets allow RepWest to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Cash flows provided (used) by operating activities were $5.9 million and ($1.0) million, for the first six months ended June 30, 2006 and 2005, respectively. Included in the operating cash out-flow for the first quarter of 2005 was a $12.8 million litigation settlement, net of a $2.2 million recovery from Oxford’s E&O insurance carrier.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds is available through Oxford’s short-term portfolio. At June 30, 2006 and December 31, 2005, short-term investments amounted to $15.0 million and $33.0 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

SAC Holding II

Cash provided by operating activities were $0.6 million and $2.7 million in the first six months of fiscal 2007 and 2006, respectively.

Liquidity and Capital Resources-Summary

We believe we have the financial resources needed to meet our business requirements including capital expenditures for the investment in and expansion of our rental fleet, rental equipment and storage space, working capital requirements and our preferred stock dividend program.

For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 3 “Borrowings” to the “Notes to Condensed Consolidated Financial Statements.”

Disclosures about Contractual Obligations and Commercial Commitments

Our estimates as to future contractual obligations have not materially changed as to the disclosure included under the subheading “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ending March 31, 2006, except for the additions of the BTMU Rental Truck Amortizing Loan, the HVB Rental Truck Amortizing Loan, the amendment to the Real Estate Loan and the payoff of the Mezzanine Loan (see Note 3 “Borrowings” to the “Notes to Condensed Consolidated Financial Statements”).

Off-Balance Sheet Arrangements

The Company uses off-balance sheet arrangements where the economics and sound business principles warrant their use.

AMERCO utilizes operating leases for certain rental equipment and facilities with terms expiring substantially through 2010, with the exception of one land lease expiring in 2034. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, AMERCO has guaranteed approximately $191.0 million of residual values at September 30, 2006 for these assets at the end of their respective lease terms. AMERCO has been leasing rental equipment since 1987. Thus far, we have experienced no residual value shortfalls.

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. AMERCO has used off-balance sheet arrangements in connection with the expansion of our self-storage business. (see Note 8 “Related Party Transactions” to the “Notes to Condensed Consolidated Financial Statements”). The Company received management fees, exclusive of expenses, of $9.2 million, and $9.6 million from the above mentioned entities during the first six months of fiscal 2007 and 2006, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $1.3 million in the first six months of fiscal 2007 and 2006. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At September 30, 2006, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based on equipment rental revenues. During the first six months of fiscal 2007 and 2006, the Company paid the above mentioned entities $21.2 million and $21.0 million, respectively in commissions pursuant to such dealership contracts.

During the first six months of fiscal 2007, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”), wholly-owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. The Company does not have an equity ownership interest in SAC Holdings. The Company recorded interest income of $9.8 million and $9.1 million, and received cash interest payments of $37.2 million and $7.2 million, from SAC Holdings during the first six months of fiscal 2007 and 2006, respectively. The cash interest payments for the first six months of fiscal 2007 included a payment to significantly reduce the outstanding interest receivable from SAC Holdings. The largest aggregate amount of notes receivable outstanding during the first six months of fiscal 2007 and the aggregate notes receivable balance at September 30, 2006 was $203.7 million, of which $75.1 million is with SAC Holding II and has been eliminated in the consolidating financial statements.

These agreements with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding dealer agreements, provided revenue of $18.3 million, expenses of $1.3 million and cash flows of $44.3 million during the first six months of fiscal 2007. Revenues and commission expenses related to the Dealer Agreements were $96.9 million and $21.2 million, respectively.

Fiscal 2007 Outlook

In fiscal 2007 we are working towards increasing transaction volume, product mix and utilization for self-moving equipment rentals. Investing in our truck fleet is a key initiative to reach this goal. During the first six months of fiscal 2007 we have placed over 13,600 rental trucks in service, along with approximately 2,000 new trailers. We continue to manufacture our mid-size rental trucks and add to our pickup and cargo van fleet. We expect to put into service approximately 9,500 additional vehicles during the next six months. This investment is expected to increase the number of rentable equipment days available to meet our customer demands and to reduce future spending on repair costs and equipment downtime. Revenue growth in the U-Move program could be limited should our competitors continue with their aggressive pricing strategies.

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

Cautionary Statements Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the documents incorporated by reference herein, contains “forward-looking statements” regarding future events and our future results. We may make additional written or oral forward-looking statements from time to time in filings with the SEC or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, earnings or loss; estimates of capital expenditures, plans for future operations, products or services; financing needs and plans; our perceptions of our legal positions and anticipated outcomes of government investigations and pending litigation against us; liquidity; goals and strategies; plans for new business; growth rate assumptions, pricing, costs, and access to capital and leasing markets as well as assumptions relating to the foregoing. The words “believe,” “expect,” “anticipate,” “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation, the risks set forth in “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ending March 31, 2006, as well as the following: the Company’s ability to operate pursuant to the terms of its credit facilities; the Company’s ability to maintain contracts that are critical to its operations; the costs and availability of financing; the Company’s ability to execute its business plan; the Company’s ability to attract, motivate and retain key employees; general economic conditions; fluctuations in our costs to maintain and update our fleet and facilities; our ability to refinance our debt; changes in government regulations, particularly environmental regulations; our credit ratings; the availability of credit; changes in demand for our products; changes in the general domestic economy; the degree and nature of our competition; the resolution of pending litigation against the Company; changes in accounting standards and other factors described in this report or the other documents we file with the SEC. The above factors, the following disclosures, as well as other statements in this report and in the Notes to our Condensed Consolidated Financial Statements, could contribute to or cause such differences, or could cause our stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized. The Company disclaims any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

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

Interest rate risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations. We have used interest rate swap agreements, interest rate cap agreements and forward swaps to reduce our exposure to changes in interest rates.
Notional Amount			Effective Date	Expiration Date	Fixed Rate	Floating Rate

$132,264,384	(a), (c	)	5/10/2006	4/10/2012	5.06%	1 Month LIBOR
144,871,327	(a), (c	)	10/10/2006	10/10/2012	5.57%	1 Month LIBOR
48,309,827	(a), (c	)	7/10/2006	7/10/2013	5.67%	1 Month LIBOR
300,000,000	(a	)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
50,000,000	(b	)	5/17/2004	5/17/2007	3.00%	3 Month LIBOR

(a) interest rate swap agreement
(b) interest rate cap agreement
(c) forward swap

As of September 30, 2006, the Company had approximately $674.2 million of variable rate debt obligations. If LIBOR were to increase or decrease 100 basis points, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $6.7 million annually (before consideration of the effect of the above derivative contracts).

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 2.6% and 2.8% of our revenue in the first six months of fiscal 2007 and 2006, respectively, were generated in Canada. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material. We typically do not hedge any foreign currency risk since the exposure is not considered material.

Item 4. Controls and Procedures

Attached as exhibits to this Form 10-Q are certifications of the registrants’ Chief Executive Officer (CEO), Chief Accounting Officer (CAO) and U-Haul’s Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented in Evaluation of Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the CEO, CAO, and U-Haul’s CFO, conducted an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as such term is defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (“Disclosure Controls”) as of the end of the period covered by this Form 10-Q. Our Disclosure Controls are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO, CAO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon the controls evaluation, our CEO, CAO and CFO have concluded that as of the end of the period covered by this Form 10-Q, our Disclosure Controls were effective.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Information regarding our legal proceedings can be found under Note 7 “Contingencies” to the “Notes to Condensed Consolidated Financial Statements.”

Item 1A. Risk Factors

We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” of our most recent annual report on Form 10-K for the year ending March 31, 2006, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-Looking Statements” in the MD&A of this quarterly report on Form 10-Q. MD&A and the consolidated financial statements and related notes should be read in conjunction with such risks and other factors for a full understanding of our operations and financial conditions. The risks described in our Form 10-K and herein are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Below we set forth material updates to the risk factors contained in “Item 1A. Risk Factors” of our most recent Form 10-K:

We are controlled by a small contingent of stockholders.

As of September 30, 2006, Edward J. Shoen, Chairman of the Board of Directors and President of AMERCO, James P. Shoen, a director of AMERCO, and Mark V. Shoen, an executive officer of AMERCO, collectively are the owners of 8,967,668 shares (approximately 42.1%) of the outstanding common shares of AMERCO. In addition, on June 30, 2006, Edward J. Shoen, James P. Shoen, Mark V. Shoen, Rosemarie T. Donovan (Trustee of the Shoen Irrevocable Trusts) and Southwest Fiduciary, Inc. (Trustee of the Irrevocable “C” Trusts) (collectively, Reporting Persons) entered into a Stockholder Agreement in which the Reporting Persons agreed to vote as one block in a manner consistent with the Stockholder Agreement and in furtherance of their interests. Pursuant to the Stockholder Agreement, the Reporting Persons appointed James P. Shoen as proxy to vote their collective 10,642,388 shares (approximately 50.0004%) of the Company’s common stock as provided for in the agreement. For additional information, see the Schedule 13D filed on July 13, 2006 with the SEC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 13, 2006, the Company announced that its Board of Directors has authorized the Company to repurchase up to $50.0 million of its Common Stock. The stock may be repurchased by the Company from time to time on the open market between September 13, 2006 and October 31, 2007. The extent to which the Company repurchases its shares and the timing of such purchases will depend upon market conditions and other corporate considerations. The purchases will be funded from available working capital. There were no repurchases made during the period covered by this Form 10-Q.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The 2006 Annual Meeting of Stockholders was held on August 25, 2006. At the 2006 Annual Meeting of Stockholders, William E. Carty and Charles J. Bayer were elected as class IV Directors to serve until the 2010 Annual Meeting of Stockholders. John P. Brogan and Daniel R. Mullen continue as directors with terms that expire at the 2007 Annual Meeting of Stockholders; Edward J. Shoen and M. Frank Lyons continue as directors with terms that expire at the 2008 Annual Meeting of Stockholders; and John M. Dodds and James P. Shoen continue as directors with terms that expire at the 2009 Annual Meeting of Stockholders. The following table sets forth the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes with respect to each matter voted on at the 2006 Annual Meeting of Stockholders.

	Votes Cast For	Votes Cast Against	Withheld	Abstentions	Non-Votes

Election of Directors
William E. Carty	20,276,032	-	643,498	-	365,074

Charles J. Bayer	20,042,584	-	876,946	-	365,074

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
10.1
Amendment No. 1 to the Amended and Restated Credit Agreement and Security Agreement, dated as of August 18, 2006, to the Amended and Restated Credit Agreement, dated as of June 8, 2005, among Amerco Real Estate Company of Texas, Inc., Amerco Real Estate Company of Alabama, Inc., U-Haul Co. of Florida, Inc., U-Haul International, Inc. and the Marketing Grantors named therein in favor of Merrill Lynch Commercial Finance Corp.
Incorporated by reference to AMERCO’s Current Report on Form 8-K filed August 23, 2006, file no. 1-11255
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

AMERCO

Date: November 8, 2006      /s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date: November 8, 2006      /s/ Jason A. Berg
Jason A. Berg
Chief Accounting Officer
(Principal Financial Officer)

U-HAUL INTERNATIONAL, INC.

Date: November 8, 2006      /s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date: November 8, 2006       /s/ Robert T. Peterson
Robert T. Peterson
Chief Financial Officer
(Principal Financial Officer)