Form 10-Q
period 2006-12-31
AMERCO /NV/; U HAUL INTERNATIONAL INC
filed 2007-02-07
CIK 4457, 4458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

            (Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2006

or

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
Yes ☐ No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

21,284,604 shares of AMERCO Common Stock, $0.25 par value, were outstanding at February 6, 2007.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at February 6, 2007.

TABLE OF CONTENTS

		Page No.
	PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
	a)Condensed Consolidated Balance Sheets as of December 31, 2006 (unaudited) and March 31, 2006	1
	b)Condensed Consolidated Statements of Operations for the Quarters ended December 31, 2006 and 2005 (unaudited)	2
	c)Condensed Consolidated Statements of Operations for the Nine Months ended December 31, 2006 and 2005 (unaudited)	3
	d)Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarters and Nine Months ended December 31, 2006 and 2005 (unaudited)	4
	e)Condensed Consolidated Statements of Cash Flows for the Nine Months ended December 31, 2006 and 2005 (unaudited)	5
	f)Notes to Condensed Consolidated Financial Statements (unaudited)	6 - 33
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34 - 56
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56 - 57
Item 4.	Controls and Procedures	57

	PART II OTHER INFORMATION
Item 1.	Legal Proceedings	58
Item 1A.	Risk Factors	58
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58
Item 3.	Defaults Upon Senior Securities	58
Item 4.	Submission of Matters to a Vote of Security Holders	59
Item 5.	Other Information	59
Item 6.	Exhibits	60

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements
AMERCO AND CONSOLIDATED ENTITIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31,	March 31,
	2006	2006
	(Unaudited)
	(In thousands)
ASSETS
Cash and cash equivalents	$313,131	$155,459
Reinsurance recoverables and trade receivables, net	214,517	230,179
Notes and mortgage receivables, net	1,810	2,532
Inventories, net	69,525	64,919
Prepaid expenses	40,310	53,262
Investments, fixed maturities and marketable equities	693,622	695,958
Investments, other	176,240	209,361
Deferred policy acquisition costs, net	42,466	47,821
Other assets	94,858	102,094
Related party assets	239,912	270,468
	1,886,391	1,832,053
Property, plant and equipment, at cost:
Land	187,257	175,785
Buildings and improvements	803,988	739,603
Furniture and equipment	295,772	281,371
Rental trailers and other rental equipment	201,277	201,273
Rental trucks	1,505,270	1,331,891
SAC Holding II - property, plant and equipment	79,946	79,217
	3,073,510	2,809,140
Less: Accumulated depreciation	(1,287,405)	(1,273,975)
Total property, plant and equipment	1,786,105	1,535,165
Total assets	$3,672,496	$3,367,218
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$242,798	$235,878
AMERCO's notes and loans payable	1,223,405	965,634
SAC Holding II notes and loans payable, non-recourse to AMERCO	75,253	76,232
Policy benefits and losses, claims and loss expenses payable	792,366	800,413
Liabilities from investment contracts	402,431	449,149
Other policyholders' funds and liabilities	9,476	7,705
Deferred income	12,853	21,346
Deferred income taxes	121,979	108,092
Related party liabilities	3,408	7,165
Total liabilities	2,883,969	2,671,614
Commitments and contingencies (notes 3, 6 and 7)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and outstanding as of December 31 and March 31, 2006	-	-
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of December 31 and March 31, 2006	-	-
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
3,716,181 shares issued as of December 31 and March 31, 2006	929	929
Common stock of $0.25 par value, 150,000,000 shares authorized;
38,269,519 issued as of December 31 and March 31, 2006	9,568	9,568
Additional paid-in capital	374,722	367,655
Accumulated other comprehensive loss	(40,650)	(28,902)
Retained earnings	870,493	773,784
Cost of common shares in treasury, net (20,701,096 shares as of
December 31 and March 31, 2006)	(418,092)	(418,092)
Unearned employee stock ownership plan shares	(8,443)	(9,338)
Total stockholders' equity	788,527	695,604
Total liabilities and stockholders' equity	$3,672,496	$3,367,218
The accompanying notes are an integral part of these condensed consolidated financial statements

AMERCO AND CONSOLIDATED ENTITIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended December 31,
	2006	2005
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$328,149	$353,409
Self-storage revenues	31,765	29,784
Self-moving and self-storage products and service sales	46,351	47,316
Property management fees	5,914	4,289
Life insurance premiums	29,454	30,743
Property and casualty insurance premiums	6,555	9,949
Net investment and interest income	13,019	12,807
Other revenue	5,631	7,373
Total revenues	466,838	495,670

Costs and expenses:
Operating expenses	271,891	271,368
Commission expenses	39,316	42,548
Cost of sales	24,970	23,376
Benefits and losses	31,461	35,202
Amortization of deferred policy acquisition costs	4,220	5,754
Lease expense	36,701	37,182
Depreciation, net of (gains) losses on disposals	50,017	34,821
Total costs and expenses	458,576	450,251

Earnings from operations	8,262	45,419
Interest expense	(22,131)	(17,791)
Pretax earnings (loss)	(13,869)	27,628
Income tax benefit (expense)	4,389	(12,458)
Net earnings (loss)	(9,480)	15,170
Less: Preferred stock dividends	(3,241)	(3,241)
Earnings (loss) available to common shareholders	$(12,721)	$11,929
Basic and diluted earnings (loss) per common share	$(0.61)	$0.57
Weighted average common shares outstanding:
Basic and diluted	20,922,433	20,865,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended December 31,
	2006	2005
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$1,181,103	$1,201,374
Self-storage revenues	94,612	89,776
Self-moving and self-storage products and service sales	175,718	176,371
Property management fees	13,747	12,558
Life insurance premiums	91,493	90,050
Property and casualty insurance premiums	18,407	20,172
Net investment and interest income	42,757	38,873
Other revenue	22,563	31,470
Total revenues	1,640,400	1,660,644

Costs and expenses:
Operating expenses	814,078	827,861
Commission expenses	142,457	143,763
Cost of sales	88,734	85,337
Benefits and losses	90,909	89,225
Amortization of deferred policy acquisition costs	14,671	17,806
Lease expense	112,095	107,055
Depreciation, net of (gains) losses on disposals	132,775	103,380
Total costs and expenses	1,395,719	1,374,427

Earnings from operations	244,681	286,217
Interest expense	(61,656)	(52,672)
Fees and amortization on early extinguishment of debt	(6,969)	(35,627)
Pretax earnings	176,056	197,918
Income tax expense	(69,624)	(78,564)
Net earnings	106,432	119,354
Less: Preferred stock dividends	(9,723)	(9,723)
Earnings available to common shareholders	$96,709	$109,631
Basic and diluted earnings per common share	$4.62	$5.26
Weighted average common shares outstanding:
Basic and diluted	20,910,089	20,850,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Quarter Ended December 31,
	2006	2005
	(Unaudited)
	(In thousands)
Comprehensive income (loss):
Net earnings (loss)	$(9,480)	$15,170
Other comprehensive income (loss), net of tax:
Foreign currency translation	(3,396)	(587)
Unrealized gain (loss) on investments, net	3,777	(2,629)
Fair market value of cash flow hedges	191	(128)
Total comprehensive income (loss)	$(8,908)	$11,826

	Nine Months Ended December 31,
	2006	2005
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$106,432	$119,354
Other comprehensive income (loss), net of tax:
Foreign currency translation	(2,336)	(689)
Unrealized loss on investments, net	(912)	(1,373)
Fair market value of cash flow hedges	(8,500)	3,119
Total comprehensive income	$94,684	$120,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended December 31,
	2006	2005
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Net earnings	$106,432	$119,354
Depreciation	133,571	96,219
Amortization of deferred policy acquisition costs	14,671	17,806
Change in provision for losses on trade receivables	202	(24)
Change in provision for losses on mortgage notes	(30)	(1,216)
Net (gain) loss on sale of real and personal property	(796)	7,161
Net loss on sale of investments	1,615	3,041
Write-off of unamortized debt issuance costs	6,969	13,629
Deferred income taxes	15,451	50,556
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	18,841	(1,642)
Inventories	(3,082)	(7,276)
Prepaid expenses	4,325	(2,288)
Capitalization of deferred policy acquisition costs	(4,192)	(8,963)
Other assets	2,487	2,215
Related party assets	40,279	5,589
Accounts payable and accrued expenses	15,145	(5,694)
Policy benefits and losses, claims and loss expenses payable	(16,758)	(5,618)
Other policyholders' funds and liabilities	1,622	(14,878)
Deferred income	(2,359)	(17,485)
Related party liabilities	(23,634)	2,884
Net cash provided by operating activities	310,759	253,370

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(455,598)	(252,362)
Short term investments	(171,177)	(369,804)
Fixed maturities investments	(74,194)	(183,677)
Real estate	-	(2,362)
Mortgage loans	(9,550)	(5,838)
Proceeds from sale of:
Property, plant and equipment	71,668	46,842
Short term investments	199,080	426,784
Fixed maturities investments	71,181	119,855
Cash received in excess of purchase for company acquired	1,235	-
Equity securities	-	10,615
Preferred stock	225	8,403
Real estate	9,542	45,425
Mortgage loans	4,835	10,338
Payments from notes and mortgage receivables	752	1,343
Net cash used by investing activities	(352,001)	(144,438)

Cash flows from financing activities:
Borrowings from credit facilities	321,189	1,248,550
Principal repayments on credit facilities	(64,383)	(1,087,716)
Debt issuance costs	(2,323)	(29,597)
Leveraged Employee Stock Ownership Plan - repayments from loan	895	1,251
Preferred stock dividends paid	(9,723)	(9,723)
Investment contract deposits	12,634	15,471
Investment contract withdrawals	(59,353)	(55,943)
Net cash provided by financing activities	198,936	82,293

Effects of exchange rate on cash	(22)	(30)

Increase in cash equivalents	157,672	191,195
Cash and cash equivalents at the beginning of period	155,459	55,955
Cash and cash equivalents at the end of period	$313,131	$247,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, December 31, 2005 (Unaudited) and March 31, 2006,

1. Basis of Presentation

The third fiscal quarter for AMERCO ends on the 31st of December for each year that is referenced. Our insurance company subsidiaries have a third quarter that ends on the 30th of September for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year quarters into our fiscal year quarterly financial statements does not materially affect the financial position or results of operations. The Company discloses any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2006 and 2005 correspond to the Company’s fiscal years 2007 and 2006.

Accounts denominated in non-U.S. currencies have been re-measured into U.S. dollars. Certain amounts reported in previous years have been reclassified to conform to the current presentation.

The consolidated financial statements for the third quarter and the first nine months of fiscal 2007 and fiscal 2006, and the balance sheet as of March 31, 2006 include the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holding II Corporation and its subsidiaries (“SAC Holding II”).

The condensed consolidated balance sheet as of December 31, 2006 and the related condensed consolidated statements of operations and comprehensive income (loss) for the third quarter and the first nine months and the cash flows for the first nine months ended fiscal 2007 and 2006 are unaudited.

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

Life Insurance includes Oxford and its wholly-owned subsidiaries. Oxford originates and reinsures annuities, ordinary life, disability coverage and Medicare supplement insurance. Oxford also administers the self-insured employee health and dental plans for Arizona employees of the Company.

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

2. Earnings (loss) per Share

Net earnings (loss) for purposes of computing earnings (loss) per common share are net earnings (loss) less preferred stock dividends. Preferred stock dividends include accrued dividends of AMERCO.

The shares used in the computation of the Company’s basic and diluted earnings (loss) per common share were as follows:
	Quarter Ended December 31,
	2006	2005
	(Unaudited)
Basic and diluted earnings (loss) per common share	$(0.61)	$0.57
Weighted average common shares outstanding:
Basic and diluted	20,922,433	20,865,684

	Nine Months Ended December 31,
	2006	2005
	(Unaudited)
Basic and diluted earnings per common share	$4.62	$5.26
Weighted average common shares outstanding:
Basic and diluted	20,910,089	20,850,254

The weighted average common shares outstanding listed above exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares net of shares committed to be released were 356,774 and 405,058 as of December 31, 2006 and December 31, 2005, respectively.

6,100,000 shares of preferred stock have been excluded from the weighted average shares outstanding calculation because they are not common stock and they are not convertible into common stock.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3. Borrowings

Long-Term Debt

Long-term debt was as follows:
			December 31,	March 31,
	2006 Rate (a)	Maturities	2006	2006
			(Unaudited)
			(In thousands)
Real estate loan (amortizing term)	6.93%	2018	$297,500	$242,585
Real estate loan (revolving credit)	-	2018	-	-
Senior mortgages	5.47%-5.75%	2015	523,906	531,309
Mezzanine loan (floating) (b)	-	-	-	19,393
Construction loan (revolving credit)	-	2009	-	-
Working capital loan (revolving credit)	-	2008	-	-
Fleet loans (amortizing term)	6.81%-7.42%	2012-2013	311,999	82,347
Fleet loan (revolving credit)	7.10%	2010	90,000	90,000
Total AMERCO notes and loans payable			$1,223,405	$965,634

(a) Interest rate as of December 31, 2006, including the effect of applicable hedging instruments
(b) Paid in full on August 30, 2006

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. The lender is Merrill Lynch Commercial Finance Corp. The original amount of the Real Estate Loan was $465.0 million with an original maturity date of June 10, 2010. On August 18, 2006, the loan was amended to increase the availability to $500.0 million and extend the final maturity date to August 2018. The loan is comprised of a term loan facility with initial availability of $300.0 million and a revolving credit facility with an availability of $200.0 million. As of December 31, 2006 the outstanding balance on the Real Estate Loan was $297.5 million, with no portion of the revolver drawn down. On the date of the amendment, the Company expensed $7.0 million of deferred charges associated with the initial loan. U-Haul International, Inc. is a guarantor of this loan.

The amortizing term portion of the Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The revolving credit portion of the Real Estate Loan requires monthly interest payments when drawn, with the unpaid loan balance and any accrued and unpaid interest due at maturity. The Real Estate Loan is secured by various properties owned by the borrowers.

The interest rate, per the provisions of the amended Loan Agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At December 31, 2006 the applicable LIBOR was 5.35% and the applicable margin was 1.50%, the sum of which was 6.85%. The applicable margin ranges from 1.50% to 2.00%. The rate on the term facility portion of the loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin. Refer to Item 3 “Quantitative and Qualitative Disclosures about Market Risk” of this filing for additional information.

The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under the Senior Mortgages. The lenders for the Senior Mortgages are Merrill Lynch Mortgage Lending, Inc. and Morgan Stanley Mortgage Capital, Inc. The Senior Mortgages loan balances as of December 31, 2006 are in the aggregate amount of $467.6 million and are due July 2015. The Senior Mortgages require average monthly principal and interest payments of $3.0 million with the unpaid loan balance and accrued and unpaid interest due at maturity. The Senior Mortgages are secured by certain properties owned by the borrowers. The interest rates, per the provisions of the Senior Mortgages, are 5.68% per annum for the Merrill Lynch Mortgage Lending Agreement and 5.52% per annum for the Morgan Stanley Mortgage Capital Agreement. The default provisions of the Senior Mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

U-Haul Company of Canada is the borrower under a mortgage backed loan. The loan was arranged by Merrill Lynch Canada and the loan balance as of December 31, 2006 is $9.5 million ($11.1 million Canadian currency). The loan is secured by certain properties owned by the borrower. The loan was entered into on June 29, 2005 at a rate of 5.75%. The loan requires monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. It has a twenty-five year amortization with a maturity of July 1, 2015. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

A subsidiary of Amerco Real Estate Company is a borrower under a mortgage backed loan. The lender is Morgan Stanley Mortgage Capital, Inc. and the loan balance as of December 31, 2006 is $23.6 million. The loan was entered into on August 17, 2005 at a rate of 5.47%. The loan is secured by certain properties owned by the borrower. The loan requires monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. It has a twenty-five year amortization with a maturity of September 17, 2015. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under a mortgage backed loan. The lender is Lehman Brothers Bank, FSB and the loan balance as of December 31, 2006 is $23.2 million. The loan was entered into on October 6, 2005 at a rate of 5.72%. The loan is secured by certain properties owned by the borrower. The loan requires monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. It has a twenty-five year amortization with a maturity of October 11, 2015. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Construction/ Working Capital Loans

Amerco Real Estate Company and a subsidiary of U-Haul International, Inc. entered into a revolving credit facility with MidFirst Bank effective June 29, 2006. The maximum amount that can be drawn at any one time is $40.0 million. The final maturity is June 2009. As of December 31, 2006 the Company had not drawn on this line.

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

Amerco Real Estate Company is a borrower under an asset backed loan. The lender is JP Morgan Chase Bank, and the loan is in the amount of $20.0 million. The loan was entered into on November 27, 2006 and is secured by certain properties owned by the borrower. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 1.50%. The loan agreement provides for revolving loans, subject to the terms of the loan agreement with final maturity in November 2008, subject to a one year extension. The loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. At December 31, 2006 the facility was un-drawn.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under an amortizing term loan. The lender is Merrill Lynch Commercial Finance Corp. The Company’s outstanding balance at December 31, 2006 was $124.9 million and the final maturity is April 2012.

The Merrill Lynch Rental Truck Amortizing Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The Merrill Lynch Rental Truck Amortizing Loan was used to purchase new trucks. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin between 1.50% and 1.75%. At December 31, 2006 the applicable LIBOR was 5.35% and the applicable margin was 1.75%, the sum of which was 7.10%. The interest rate is hedged with an interest rate swap fixing the rate at 6.81% based on the current margin. Refer to Item 3 “Quantitative and Qualitative Disclosures about Market Risk” of this filing for additional information. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

U-Haul International, Inc. and several of its subsidiaries are borrowers under an amortizing term loan. The lender is BTMU Capital Corporation (“BTMU”). The Company’s outstanding balance at December 31, 2006 was $141.3 million, and the final maturity is November 2012.

The BTMU Rental Truck Amortizing Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The BTMU Rental Truck Amortizing Loan was used to purchase new trucks. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin between 1.25% and 1.75%. At December 31, 2006 the applicable LIBOR was 5.35% and the applicable margin was 1.75%, the sum of which was 7.10%. The interest rate is hedged with an interest rate swap fixing the rate at 7.32% based on the current margin Refer to Item 3 “Quantitative and Qualitative Disclosures about Market Risk” of this filing for additional information. AMERCO and U-Haul International, Inc. are guarantors of the loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

U-Haul International, Inc. and several of its subsidiaries are borrowers under an amortizing term loan. The lender is Bayerische Hypo-und Vereinsbank AG (“HVB”). The Company’s outstanding balance at December 31, 2006 was $45.8 million and its final maturity is July 2013.

The HVB Rental Truck Amortizing Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The HVB Rental Truck Amortizing Loan was used to purchase new trucks. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin between 1.25% and 1.75%. At December 31, 2006 the applicable LIBOR was 5.35% and the applicable margin was 1.75%, the sum of which was 7.10%. The interest rate is hedged with an interest rate swap fixing the rate at 7.42% based on the current margin. Refer to Item 3 “Quantitative and Qualitative Disclosures about Market Risk” of this filing for additional information. U-Haul International, Inc. is a guarantor of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Revolving Credit Agreement

U-Haul International, Inc. and several of its subsidiaries are borrowers under a revolving credit facility. The lender is Merrill Lynch Commercial Finance Corp. The maximum amount that can be drawn is $150.0 million and is due July 2010. As of December 31, 2006 the Company had $60.0 million available under this revolving credit facility.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Revolving Credit Agreement requires monthly interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The Revolving Credit Agreement is secured by various older rental trucks. The maximum amount that we can draw down under the Revolving Credit Agreement reduces by $50.0 million after the third year (July 2008) and another $50.0 million after the fourth year (July 2009). The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 1.75%. At December 31, 2006 the applicable LIBOR was 5.35% and the applicable margin was 1.75%, the sum of which was 7.10%.

Annual Maturities of AMERCO Consolidated Notes and Loans Payable

The annual maturities of AMERCO consolidated long-term debt as of December 31, 2006 for the next five years and thereafter is as follows:
	Year Ending December 31,
	2007	2008	2009	2010	2011	Thereafter
	(Unaudited)
	(In thousands)
Notes payable, secured	$47,350	$49,916	$92,660	$105,596	$57,295	$870,588

SAC Holding II Notes and Loans Payable to Third Parties

SAC Holding II notes and loans payable to third parties, other than AMERCO, were as follows:
	December 31,	March 31,
	2006	2006
	(Unaudited)
	(In thousands)
Notes payable, secured, 7.87% interest rate, due 2027	$75,253	$76,232

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

Annual Maturities of SAC Holding II Notes and Loans Payable to Third Parties

The annual maturities of SAC Holding II long-term debt as of December 31, 2006 for the next five years and thereafter is as follows:
	Year Ending December 31,
	2007	2008	2009	2010	2011	Thereafter
	(Unaudited)
	(In thousands)
Notes payable, secured	$1,394	$1,592	$1,756	$1,899	$2,054	$66,558

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

The property management agreement we entered into with Mercury provides that Mercury will pay U-Haul a management fee based on gross self-storage rental revenues generated by the properties. During the first nine months of fiscal 2007 and fiscal 2006, U-Haul received cash payments of $1.3 million and $2.1 million, respectively in management fees from Mercury.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4. Interest on Borrowings

Interest Expense

Expenses associated with loans outstanding were as follows:
	Quarter Ended December 31,
	2006	2005
	(Unaudited)
	(In thousands)
Interest expense	$20,531	$13,807
Capitalized interest	(150)	(39)
Amortization of transaction costs	787	892
Interest expense (income) resulting from derivatives	(552)	1,589
Total AMERCO interest expense	20,616	16,249
SAC Holding II interest expense	3,265	3,403
Less: Intercompany transactions	1,750	1,861
Total SAC Holding II interest expense	1,515	1,542
Total	$22,131	$17,791

	Nine Months Ended December 31,
	2006	2005
	(Unaudited)
	(In thousands)
Interest expense	$56,419	$45,140
Capitalized interest	(321)	(115)
Amortization of transaction costs	3,161	2,241
Interest expense (income) resulting from derivatives	(2,153)	778
Amortization of transaction costs related to early extinguishment of debt	6,969	14,384
Fees on early extinguishment of debt	-	21,243
Total AMERCO interest expense	64,075	83,671
SAC Holding II interest expense	9,865	9,547
Less: Intercompany transactions	5,315	4,919
Total SAC Holding II interest expense	4,550	4,628
Total	$68,625	$88,299

Interest paid in cash by AMERCO amounted to $20.9 million and $13.8 million for the third quarters of fiscal 2007 and fiscal 2006, respectively.

Interest paid in cash by AMERCO (excluding any fees from the early extinguishment of debt) amounted to $54.1 million and $39.7 million for the first nine months of fiscal 2007 and fiscal 2006, respectively. Early extinguishment fees paid in cash by AMERCO were $21.2 million in the first quarter of fiscal 2006.

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

Interest Rates

Interest rates and Company borrowings were as follows:
	Revolving Credit Activity
	Quarter Ended December 31,
	2006	2005
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the third fiscal quarter	7.08%	5.81%
Interest rate at the end of the third fiscal quarter	7.10%	6.11%
Maximum amount outstanding during the third fiscal quarter	$90,000	$90,000
Average amount outstanding during the third fiscal quarter	$90,000	$90,000

	Revolving Credit Activity
	Nine Months Ended December 31,
	2006	2005
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the first nine months	6.97%	5.81%
Interest rate at the end of the first nine months	7.10%	6.11%
Maximum amount outstanding during the first nine months	$90,000	$158,011
Average amount outstanding during the first nine months	$90,000	$100,795

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5. Accumulated Other Comprehensive Income (Loss)

A summary of the accumulated other comprehensive income (loss) components, net of tax, were as follows:
	Foreign Currency Translation	Unrealized Gain (Loss) on Investments	Fair Market Value of Cash Flow Hedge	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)
Balance at March 31, 2006	$(34,247)	$717	$4,628	$(28,902)
Change in foreign currency translation	(2,336)	-	-	(2,336)
Unrealized loss on investments	-	(912)	-	(912)
Change in fair market value of cash flow hedge	-	-	(8,500)	(8,500)
Balance at December 31, 2006	$(36,583)	$(195)	$(3,872)	$(40,650)

6. Contingent Liabilities and Commitments

The Company leases a portion of its rental equipment and certain of its facilities under operating leases with terms that expire at various dates substantially through 2012, with the exception of one land lease expiring in 2034. At December 31, 2006, AMERCO has guaranteed $181.8 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, the Company has the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. AMERCO has been leasing equipment since 1987 and has experienced no material losses relating to these types of residual value guarantees.

Lease commitments for leases having terms of more than one year were as follows:
	Property, Plant and Equipment	Rental Equipment	Total
	(Unaudited)
		(In thousands)
Year-ended December 31:
2007	$12,001	$115,929	$127,930
2008	11,771	95,643	107,414
2009	11,404	82,487	93,891
2010	11,067	64,411	75,478
2011	10,925	45,859	56,784
Thereafter	30,542	46,089	76,631
Total	$87,710	$450,418	$538,128

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. Contingencies

Shoen

On September 24, 2002, Paul F. Shoen filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Paul F. Shoen vs. SAC Holding Corporation et al., CV02-05602, seeking damages and equitable relief on behalf of AMERCO from SAC Holdings and certain current and former members of the AMERCO Board of Directors, including Edward J. Shoen, Mark V. Shoen and James P. Shoen as defendants. AMERCO is named a nominal defendant for purposes of the derivative action. The complaint alleges breach of fiduciary duty, self-dealing, usurpation of corporate opportunities, wrongful interference with prospective economic advantage and unjust enrichment and seeks the unwinding of sales of self-storage properties by subsidiaries of AMERCO to SAC Holdings over the last several years. The complaint seeks a declaration that such transfers are void as well as unspecified damages. On October 28, 2002, AMERCO, the Shoen directors, the non-Shoen directors and SAC Holdings filed Motions to Dismiss the complaint. In addition, on October 28, 2002, Ron Belec filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Ron Belec vs. William E. Carty, et al., CV 02-06331 and on January 16, 2003, M.S. Management Company, Inc. filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned M.S. Management Company, Inc. vs. William E. Carty, et al., CV 03-00386. Two additional derivative suits were also filed against these parties. These additional suits are substantially similar to the Paul F. Shoen derivative action. The five suits assert virtually identical claims. In fact, three of the five plaintiffs are parties who are working closely together and chose to file the same claims multiple times. These lawsuits alleged that the AMERCO Board lacked independence. In reaching its decision to dismiss these claims, the court determined that the AMERCO Board of Directors had the requisite level of independence required in order to have these claims resolved by the Board. The court consolidated all five complaints before dismissing them on May 28, 2003. Plaintiffs appealed and, on July 13, 2006, the Nevada Supreme Court reviewed and remanded the claim to the trial court for proceedings consistent with its ruling, allowing the plaintiffs to file an amended complaint and plead in addition to substantive claims, demand futility. On November 8, 2006, the nominal plaintiffs filed an Amended Complaint. On December 22, 2006, the defendants filed Motions to Dismiss. Briefing will be concluded by February 21, 2007.

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

Based upon the information currently available to Real Estate, compliance with the environmental laws and its share of the costs of investigation and cleanup of known hazardous waste sites are not expected to have a material adverse effect on AMERCO’s financial position or operating results. Real Estate expects to spend approximately $6.3 million in total through 2011 to remediate these properties.

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

SAC Holdings was established in order to acquire self-storage properties. These properties are being managed by the Company pursuant to management agreements. The sale of self-storage properties by the Company to SAC Holdings has in the past provided significant cash flows to the Company and certain of the Company’s outstanding loans to SAC Holdings entitle the Company to participate in SAC Holdings’ excess cash flows (after senior debt service).

Management believes that its sales of self-storage properties to SAC Holdings in the past provided a unique structure for the Company to earn moving equipment rental revenues and property management fee revenues from the SAC Holdings self-storage properties that the Company manages and to participate in SAC Holdings’ excess cash flows as described above.

During the first nine months of fiscal 2007, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”), wholly-owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. The Company does not have an equity ownership interest in SAC Holdings. The Company recorded interest income of $14.6 million and $14.3 million, and received cash interest payments of $40.7 million and $9.4 million, from SAC Holdings during the first nine months of fiscal 2007 and 2006, respectively. The cash interest payments for the first nine months of fiscal 2007 included a payment to significantly reduce the outstanding interest receivable from SAC Holdings. The largest aggregate amount of notes receivable outstanding during the first nine months of fiscal 2007 and the aggregate notes receivable balance at December 31, 2006 was $203.7 million, of which $75.1 million is with SAC Holding II and has been eliminated in the consolidating financial statements.

Interest accrues on the outstanding principal balance of junior notes of SAC Holdings that the Company holds at a stated rate of basic interest. A fixed portion of that basic interest is paid on a monthly basis.

On all but one loan, additional interest can be earned depending upon the amount of remaining basic interest and the cash flow generated by the underlying property. This amount is referred to as the “cash flow-based calculation.”

To the extent that this cash flow-based calculation exceeds the amount of remaining basic interest, contingent interest is paid on the same monthly date as the fixed portion of basic interest. To the extent that the cash flow-based calculation is less than the amount of remaining basic interest, the additional interest payable on the applicable monthly date is limited to the amount of that cash flow-based calculation. In such a case, the excess of the remaining basic interest over the cash flow-based calculation is deferred. In addition, subject to certain contingencies, the junior notes provide that the holder of the note is entitled to receive a portion of the appreciation realized upon, among other things, the sale of such property by SAC Holdings.

During the first nine months of fiscal 2007, AMERCO and U-Haul held various junior notes with Private Mini Storage Realty (“Private Mini”). The equity interests of Private Mini are ultimately controlled by Blackwater. The Company recorded interest income of $3.7 million and $3.8 million, and received cash interest payments of $3.7 million and $0.3 million, from Private Mini during the first nine months of fiscal 2007 and 2006, respectively. The balance of notes receivable from Private Mini at December 31, 2006 was $70.3 million. The largest aggregate amount outstanding during the first nine months of fiscal 2007 was $70.8 million.

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy and Private Mini pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company received management fees, exclusive of reimbursed expenses, of $17.0 million and $13.1 million from the above mentioned entities during the first nine months of fiscal 2007 and 2006, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

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

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $2.0 million in each of the first nine months of fiscal 2007 and 2006, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At December 31, 2006, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based upon equipment rental revenues. For the first nine months of both fiscal 2007 and 2006, the Company paid the above mentioned entities $29.2 million in commissions pursuant to such dealership contracts.

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenue of $27.3 million, expenses of $2.0 million and cash flows of $54.4 million during the first nine months of fiscal 2007. Revenues and commission expenses related to the Dealer Agreements were $134.3 million and $29.2 million, respectively.

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

Independent fleet owners own approximately 2.1% of all U-Haul rental trailers. There are approximately 544 independent fleet owners, including certain officers, directors, employees and stockholders of AMERCO. Such AMERCO officers, directors, employees and stockholders owned less than 1.0% of all U-Haul rental trailers during the first nine months of fiscal 2007 and fiscal 2006. Payments to these individuals under this program are de minimis (less than one thousand dollars per quarter, per person). All rental equipment is operated under contract with U-Haul whereby U-Haul administers the operations and marketing of such equipment and in return receives a percentage of rental fees paid by customers. Based on the terms of various contracts, rental fees are distributed to U-Haul (for services as operators), to the fleet owners (including certain subsidiaries and related parties of U-Haul) and to rental dealers (including Company-operated U-Haul Centers).

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Related Party Assets

	December 31,	March 31,
	2006	2006
	(Unaudited)
	(In thousands)
Private Mini notes, receivables and interest	$72,026	$74,427
Oxford note receivable from SAC Holding Corporation	5,040	5,040
U-Haul notes receivable from SAC Holding Coporation	123,578	123,578
U-Haul interest receivable from SAC Holding Corporation	22,624	42,189
U-Haul receivable from SAC Holding Corporation	15,547	5,688
SAC Holding II receivable from parent	-	2,900
U-Haul receivable from Mercury	3,673	2,342
Oxford and RepWest investment in Securespace	-	11,585
Other (a)	(2,576)	2,719
	$239,912	$270,468

(a) Credit balance due primarily to a timing difference between Oxford and AMERCO for payment of a surplus note and accrued interest; this will reverse in the Company's March 31, 2007 financial statements.

Related Party Liabilities

	December 31,	March 31,
	2006	2006
	(Unaudited)
	(In thousands)
SAC Holding II payable to affiliate	$3,408	$7,165

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

This section includes condensed consolidating financial information which presents the condensed consolidating balance sheets as of December 31, 2006 and March 31, 2006 and the related condensed consolidating statements of operations for the third quarter and first nine months of fiscal 2007 and 2006 and the condensed consolidating cash flow statements for the first nine months of fiscal 2007 and 2006 for:

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of December 31, 2006 are as follows:
	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$8	$296,694	$813	$-			$297,515	$7,395	$8,221	$-			$313,131	$-	$-			$313,131
Reinsurance recoverables and trade receivables, net	-	20,504	25	-			20,529	178,856	15,132	-			214,517	-	-			214,517
Notes and mortgage receivables, net	-	1,294	516	-			1,810	-	-	-			1,810	-	-			1,810
Inventories, net	-	68,065	-	-			68,065	-	-	-			68,065	1,460	-			69,525
Prepaid expenses	437	39,492	219	-			40,148	-	-	-			40,148	162	-			40,310
Investments, fixed maturities and marketable equities	-	-	-	-			-	143,030	550,592	-			693,622	-	-			693,622
Investments, other	-	1,166	8,124	-			9,290	84,171	82,779	-			176,240	-	-			176,240
Deferred policy acquisition costs, net	-	-	-	-			-	335	42,131	-			42,466	-	-			42,466
Other assets	5	55,026	32,960	-			87,991	1,787	621	-			90,399	4,459	-			94,858
Related party assets	1,244,904	247,434	12,654	(1,177,341)	(d	)	327,651	10,526	5,040	(24,190)	(d	)	319,027	-	(79,115)	(d	)	239,912
	1,245,354	729,675	55,311	(1,177,341)			852,999	426,100	704,516	(24,190)			1,959,425	6,081	(79,115)			1,886,391

Investment in subsidiaries	(200,459)	-	-	480,274	(c	)	279,815	-	-	(279,815)	(c	)	-	-	-			-
Investment in SAC Holding II	(8,946)	-	-	-			(8,946)	-	-	-			(8,946)	-	8,946	(c	)	-
Total investment in subsidiaries and SAC Holding II	(209,405)	-	-	480,274			270,869	-	-	(279,815)			(8,946)	-	8,946			-

Property, plant and equipment, at cost:
Land	-	29,175	158,082	-			187,257	-	-	-			187,257	-	-			187,257
Buildings and improvements	-	109,938	694,050	-			803,988	-	-	-			803,988	-	-			803,988
Furniture and equipment	3,535	274,325	17,912	-			295,772	-	-	-			295,772	-	-			295,772
Rental trailers and other rental equipment	-	201,277	-	-			201,277	-	-	-			201,277	-	-			201,277
Rental trucks	-	1,505,270	-	-			1,505,270	-	-	-			1,505,270	-	-			1,505,270
SAC Holding II - property, plant and equipment (b)	-	-	-	-			-	-	-	-			-	154,158	(74,212)	(e	)	79,946
	3,535	2,119,985	870,044	-			2,993,564	-	-	-			2,993,564	154,158	(74,212)			3,073,510
Less: Accumulated depreciation	(517)	(991,306)	(293,745)	-			(1,285,568)	-	-	-			(1,285,568)	(11,922)	10,085	(e	)	(1,287,405)
Total property, plant and equipment	3,018	1,128,679	576,299	-			1,707,996	-	-	-			1,707,996	142,236	(64,127)			1,786,105
Total assets	$1,038,967	$1,858,354	$631,610	$(697,067)			$2,831,864	$426,100	$704,516	$(304,005)			$3,658,475	$148,317	$(134,296)			$3,672,496

(a) Balances as of September 30, 2006
(b) Included in this caption is land of $57,169, buildings and improvements of $96,460, and furniture and equipment of $529
(c) Eliminate investment in subsidiaries and SAC Holding II
(d) Eliminate intercompany receivables and payables
(e) Eliminate gain on sale of property from U-Haul to SAC Holding II

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating balance sheets by industry segment as of December 31, 2006 are as follows:
	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$9,380	$223,172	$4,653	$-			$237,205	$-	$4,463	$-			$241,668	$1,130	$-			$242,798
AMERCO's notes and loans payable	-	443,774	779,631	-			1,223,405	-	-	-			1,223,405	-	-			1,223,405
SAC Holding II notes and loans payable, non-recourse to AMERCO	-	-	-	-			-	-	-	-			-	75,253	-			75,253
Policy benefits and losses, claims and loss expenses payable	-	328,241	-	-			328,241	317,247	146,878	-			792,366	-	-			792,366
Liabilities from investment contracts	-	-	-	-			-	-	402,431	-			402,431	-	-			402,431
Other policyholders' funds and liabilities	-	-	-	-			-	7,004	2,472	-			9,476	-	-			9,476
Deferred income	-	12,068	-	-			12,068	-	-	-			12,068	785	-			12,853
Deferred income taxes	195,314	-	-	-			195,314	(45,332)	1,249	-			151,231	(2,428)	(26,824)	(d	)	121,979
Related party liabilities	-	1,154,272	32,870	(1,177,341)	(c	)	9,801	1,855	12,534	(24,190)	(c	)	-	82,523	(79,115)	(c	)	3,408
Total liabilities	204,694	2,161,527	817,154	(1,177,341)			2,006,034	280,774	570,027	(24,190)			2,832,645	157,263	(105,939)			2,883,969

Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-			-	-	-	-			-	-	-			-
Series B preferred stock	-	-	-	-			-	-	-	-			-	-	-			-
Series A common stock	929	-	-	-			929	-	-	-			929	-	-			929
Common stock	9,568	540	1	(541)	(b	)	9,568	3,300	2,500	(5,800)	(b	)	9,568	-	-			9,568
Additional paid-in capital	420,793	121,230	147,481	(268,711)	(b	)	420,793	86,121	26,271	(112,392)	(b	)	420,793	-	(46,071)	(d	)	374,722
Additional paid-in capital - SAC Holding II	-	-	-	-			-	-	-	-			-	4,492	(4,492)	(b	)	-
Accumulated other comprehensive income (loss)	(40,650)	(40,541)	-	40,541	(b	)	(40,650)	(102)	(92)	194	(b	)	(40,650)	-	-			(40,650)
Retained earnings (deficit)	861,725	(375,959)	(333,026)	708,985	(b	)	861,725	56,007	105,810	(161,817)	(b	)	861,725	(13,438)	22,206	(b,d	)	870,493
Cost of common shares in treasury, net	(418,092)	-	-	-			(418,092)	-	-	-			(418,092)	-	-			(418,092)
Unearned employee stock ownership plan shares	-	(8,443)	-	-			(8,443)	-	-	-			(8,443)	-	-			(8,443)
Total stockholders' equity (deficit)	834,273	(303,173)	(185,544)	480,274			825,830	145,326	134,489	(279,815)			825,830	(8,946)	(28,357)			788,527
Total liabilities and stockholders' equity	$1,038,967	$1,858,354	$631,610	$(697,067)			$2,831,864	$426,100	$704,516	$(304,005)			$3,658,475	$148,317	$(134,296)			$3,672,496

(a) Balances as of September 30, 2006
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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statement of operations by industry segment for the quarter ended December 31, 2006 are as follows:
	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$328,149	$-	$-			$328,149	$-	$-	$-			$328,149	$2,018	$(2,018)	(b	)	$328,149
Self-storage revenues	-	26,251	455	-			26,706	-	-	-			26,706	5,059	-			31,765
Self-moving & self-storage products & service sales	-	42,992	-	-			42,992	-	-	-			42,992	3,359	-			46,351
Property management fees	-	6,559	-	-			6,559	-	-	-			6,559	-	(645)	(g	)	5,914
Life insurance premiums	-	-	-	-			-	-	29,847	(393)	(c	)	29,454	-	-			29,454
Property and casualty insurance premiums	-	-	-	-			-	6,555	-	-			6,555	-	-			6,555
Net investment and interest income	1,232	8,294	(36)	-			9,490	5,112	5,021	(4,854)	(d	)	14,769	-	(1,750)	(d	)	13,019
Other revenue	(1)	5,945	16,943	(18,290)	(b	)	4,597	-	967	(130)	(b	)	5,434	374	(177)	(b	)	5,631
Total revenues	1,231	418,190	17,362	(18,290)			418,493	11,667	35,835	(5,377)			460,618	10,810	(4,590)			466,838

Costs and expenses:
Operating expenses	2,339	277,433	2,231	(18,290)	(b	)	263,713	2,261	6,404	(5,450)	(b,c	)	266,928	5,608	(645)	(g	)	271,891
Commission expenses	-	41,334	-	-			41,334	-	-	-			41,334	-	(2,018)	(b	)	39,316
Cost of sales	-	23,447	-	-			23,447	-	-	-			23,447	1,523	-			24,970
Benefits and losses	-	-	-	-			-	8,226	21,320	1,915	(c	)	31,461	-	-			31,461
Amortization of deferred policy acquisition costs	-	-	-	-			-	442	3,778	-			4,220	-	-			4,220
Lease expense	22	36,839	17	-			36,878	-	-	-			36,878	-	(177)	(b	)	36,701
Depreciation, net of (gains) losses on disposals	61	46,691	2,737	-			49,489	-	-	-			49,489	668	(140)	(e	)	50,017
Total costs and expenses	2,422	425,744	4,985	(18,290)			414,861	10,929	31,502	(3,535)			453,757	7,799	(2,980)			458,576
Equity in earnings of subsidiaries	(22,367)	-	-	23,806	(f	)	1,439	-	-	(1,439)	(f	)	-	-	-			-
Equity in earnings of SAC Holding II	(160)	-	-	-			(160)	-	-	-			(160)	-	160	(f	)	-
Total - equity in earnings of subsidiaries and SAC Holding II	(22,527)	-	-	23,806			1,279	-	-	(1,439)			(160)	-	160			-
Earnings (loss) from operations	(23,718)	(7,554)	12,377	23,806			4,911	738	4,333	(3,281)			6,701	3,011	(1,450)			8,262
Interest income (expense)	22,906	(30,783)	(12,739)	-			(20,616)	-	-	-			(20,616)	(3,265)	1,750	(d	)	(22,131)
Pretax earnings (loss)	(812)	(38,337)	(362)	23,806			(15,705)	738	4,333	(3,281)			(13,915)	(254)	300			(13,869)
Income tax benefit (expense)	(8,755)	14,933	(40)	-			6,138	(258)	(1,532)	-			4,348	94	(53)	(e	)	4,389
Net earnings (loss)	(9,567)	(23,404)	(402)	23,806			(9,567)	480	2,801	(3,281)			(9,567)	(160)	247			(9,480)
Less: Preferred stock dividends	(3,241)	-	-	-			(3,241)	-	-	-			(3,241)	-	-			(3,241)
Earnings (loss) available to common shareholders	$(12,808)	$(23,404)	$(402)	$23,806			$(12,808)	$480	$2,801	$(3,281)			$(12,808)	$(160)	$247			$(12,721)
(a) Balances for the quarter ended September 30, 2006
(b) Eliminate intercompany lease income and commission income
(c ) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate gain on sale of surplus property from U-Haul to SAC Holding II
(f) Eliminate equity in earnings of subsidiaries and equity in earnings of SAC Holding II
(g) Eliminate management fees charged to SAC Holding II and other intercompany operating expenses

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                Consolidating statements of operations by industry for the quarter ended December 31, 2005 are as follows:
	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$353,409	$-	$-			$353,409	$-	$-	$-			$353,409	$2,211	$(2,211)	(b	)	$353,409
Self-storage revenues	-	24,655	400	-			25,055	-	-	-			25,055	4,729	-			29,784
Self-moving & self-storage products & service sales	-	43,697	-	-			43,697	-	-	-			43,697	3,619	-			47,316
Property management fees	-	4,942	-	-			4,942	-	-	-			4,942	-	(653)	(g	)	4,289
Life insurance premiums	-	-	-	-			-	-	31,123	(380)	(c	)	30,743	-	-			30,743
Property and casualty insurance premiums	-	-	-	-			-	9,949	-	-			9,949	-	-			9,949
Net investment and interest income	908	7,538	(6)	-			8,440	2,878	4,437	(1,087)	(d	)	14,668	-	(1,861)	(d	)	12,807
Other revenue	-	7,709	16,243	(17,770)	(b	)	6,182	-	1,504	(447)	(b	)	7,239	311	(177)	(b	)	7,373
Total revenues	908	441,950	16,637	(17,770)			441,725	12,827	37,064	(1,914)			489,702	10,870	(4,902)			495,670

Costs and expenses:
Operating expenses	4,009	271,957	2,306	(17,770)	(b	)	260,502	4,133	6,269	(4,404)	(b,c	)	266,500	5,521	(653)	(g	)	271,368
Commission expenses	-	44,759	-	-			44,759	-	-	-			44,759	-	(2,211)	(b	)	42,548
Cost of sales	-	21,973	-	-			21,973	-	-	-			21,973	1,403	-			23,376
Benefits and losses	-	-	-	-			-	10,041	22,671	2,490	(c	)	35,202	-	-			35,202
Amortization of deferred policy acquisition costs	-	-	-	-			-	250	5,504	-			5,754	-	-			5,754
Lease expense	23	37,317	19	-			37,359	-	-	-			37,359	-	(177)	(b	)	37,182
Depreciation, net of (gains) losses on disposals	5	32,600	2,040	-			34,645	-	-	-			34,645	316	(140)	(e	)	34,821
Total costs and expenses	4,037	408,606	4,365	(17,770)			399,238	14,424	34,444	(1,914)			446,192	7,240	(3,181)			450,251

Equity in earnings of subsidiaries	23,792	-	-	(23,726)	(f	)	66	-	-	(66)	(f	)	-	-	-			-
Equity in earnings of SAC Holding II	136	-	-	-			136	-	-	-			136	-	(136)	(f	)	-
Total - equity in earnings of subsidiaries and SAC Holding II	23,928	-	-	(23,726)			202	-	-	(66)			136	-	(136)			-
Earnings (loss) from operations	20,799	33,344	12,272	(23,726)			42,689	(1,597)	2,620	(66)			43,646	3,630	(1,857)			45,419
Interest expense	(10,850)	(620)	(4,779)	-			(16,249)	-	-	-			(16,249)	(3,403)	1,861	(d	)	(17,791)
Pretax earnings (loss)	9,949	32,724	7,493	(23,726)			26,440	(1,597)	2,620	(66)			27,397	227	4			27,628
Income tax benefit (expense)	5,134	(13,472)	(3,019)	-			(11,357)	560	(1,517)	-			(12,314)	(91)	(53)	(e	)	(12,458)
Net earnings (loss)	15,083	19,252	4,474	(23,726)			15,083	(1,037)	1,103	(66)			15,083	136	(49)			15,170
Less: Preferred stock dividends	(3,241)	-	-	-			(3,241)	-	-	-			(3,241)	-	-			(3,241)
Earnings (loss) available to common shareholders	$11,842	$19,252	$4,474	$(23,726)			$11,842	$(1,037)	$1,103	$(66)			$11,842	$136	$(49)			$11,929
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

Consolidating statements of operations by industry for the nine months ended December 31, 2006 are as follows:
	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$1,181,103	$-	$-			$1,181,103	$-	$-	$-			$1,181,103	$7,328	$(7,328)	(b	)	$1,181,103
Self-storage revenues	-	78,400	1,263	-			79,663	-	-	-			79,663	14,949	-			94,612
Self-moving & self-storage products & service sales	-	163,222	-	-			163,222	-	-	-			163,222	12,496	-			175,718
Property management fees	-	15,893	-	-			15,893	-	-	-			15,893	-	(2,146)	(g	)	13,747
Life insurance premiums	-	-	-	-			-	-	92,683	(1,190)	(c	)	91,493	-	-			91,493
Property and casualty insurance premiums	-	-	-	-			-	18,407	-	-			18,407	-	-			18,407
Net investment and interest income	3,694	22,680	(36)	-			26,338	10,588	16,298	(5,152)	(d	)	48,072	-	(5,315)	(d	)	42,757
Other revenue	203	22,697	50,706	(54,873)	(b	)	18,733	-	3,722	(411)	(b	)	22,044	1,051	(532)	(b	)	22,563
Total revenues	3,897	1,483,995	51,933	(54,873)			1,484,952	28,995	112,703	(6,753)			1,619,897	35,824	(15,321)			1,640,400

Costs and expenses:
Operating expenses	9,672	823,019	6,949	(54,873)	(b	)	784,767	5,828	20,374	(11,791)	(b,c	)	799,178	17,046	(2,146)	(g	)	814,078
Commission expenses	-	149,785	-	-			149,785	-	-	-			149,785	-	(7,328)	(b	)	142,457
Cost of sales	-	83,235	-	-			83,235	-	-	-			83,235	5,499	-			88,734
Benefits and losses	-	-	-	-			-	17,357	67,678	5,874	(c	)	90,909	-	-			90,909
Amortization of deferred policy acquisition costs	-	-	-	-			-	1,707	12,964	-			14,671	-	-			14,671
Lease expense	63	112,565	835	-			113,463	-	-	(836)	(b	)	112,627	-	(532)	(b	)	112,095
Depreciation, net of (gains) losses on disposals	183	127,330	3,676	-			131,189	-	-	-			131,189	2,006	(420)	(e	)	132,775
Total costs and expenses	9,918	1,295,934	11,460	(54,873)			1,262,439	24,892	101,016	(6,753)			1,381,594	24,551	(10,426)			1,395,719
Equity in earnings of subsidiaries	67,522	-	-	(57,250)	(f	)	10,272	-	-	(10,272)	(f	)	-	-	-			-
Equity in earnings of SAC Holding II	837	-	-	-			837	-	-	-			837	-	(837)	(f	)	-
Total - equity in earnings of subsidiaries and SAC Holding II	68,359	-	-	(57,250)			11,109	-	-	(10,272)			837	-	(837)			-
Earnings from operations	62,338	188,061	40,473	(57,250)			233,622	4,103	11,687	(10,272)			239,140	11,273	(5,732)			244,681
Interest income (expense)	67,008	(85,309)	(38,805)	-			(57,106)	-	-	-			(57,106)	(9,865)	5,315	(d	)	(61,656)
Amortization of fees on early extinguishment of debt	-	(302)	(6,667)	-			(6,969)	-	-	-			(6,969)	-	-			(6,969)
Pretax earnings (loss)	129,346	102,450	(4,999)	(57,250)			169,547	4,103	11,687	(10,272)			175,065	1,408	(417)			176,056
Income tax benefit (expense)	(23,175)	(41,492)	1,291	-			(63,376)	(1,436)	(4,082)	-			(68,894)	(571)	(159)	(e	)	(69,624)
Net earnings (loss)	106,171	60,958	(3,708)	(57,250)			106,171	2,667	7,605	(10,272)			106,171	837	(576)			106,432
Less: Preferred stock dividends	(9,723)	-	-	-			(9,723)	-	-	-			(9,723)	-	-			(9,723)
Earnings (loss) available to common shareholders	$96,448	$60,958	$(3,708)	$(57,250)			$96,448	$2,667	$7,605	$(10,272)			$96,448	$837	$(576)			$96,709
(a) Balances for the nine months ended September 30, 2006
(b) Eliminate intercompany lease income and commission income
(c ) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate gain on sale of surplus property from U-Haul to SAC Holding II
(f) Eliminate equity in earnings of subsidiaries and equity in earnings of SAC Holding II
(g) Eliminate management fees charged to SAC Holding II and other intercompany operating expenses

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statements of operations by industry for the nine months ended December 31, 2005 are as follows:
	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$1,201,374	$-	$-			$1,201,374	$-	$-	$-			$1,201,374	$7,560	$(7,560)	(b	)	$1,201,374
Self-storage revenues	-	74,450	1,296	-			75,746	-	-	-			75,746	14,030	-			89,776
Self-moving & self-storage products & service sales	-	163,369	-	-			163,369	-	-	-			163,369	13,002	-			176,371
Property management fees	-	14,688	-	-			14,688	-	-	-			14,688	-	(2,130)	(g	)	12,558
Life insurance premiums	-	-	-	-			-	-	91,187	(1,137)	(c	)	90,050	-	-			90,050
Property and casualty insurance premiums	-	-	-	-			-	20,172	-	-			20,172	-	-			20,172
Net investment and interest income	3,870	18,254	19	-			22,143	9,021	15,712	(3,084)	(d	)	43,792	-	(4,919)	(d	)	38,873
Other revenue	175	31,147	44,957	(48,928)	(b	)	27,351	-	4,508	(806)	(b	)	31,053	949	(532)	(b	)	31,470
Total revenues	4,045	1,503,282	46,272	(48,928)			1,504,671	29,193	111,407	(5,027)			1,640,244	35,541	(15,141)			1,660,644

Costs and expenses:
Operating expenses	9,039	829,566	5,447	(48,928)	(b	)	795,124	8,555	20,459	(11,556)	(b,c	)	812,582	17,409	(2,130)	(g	)	827,861
Commission expenses	-	151,323	-	-			151,323	-	-	-			151,323	-	(7,560)	(b	)	143,763
Cost of sales	-	79,683	-	-			79,683	-	-	-			79,683	5,654	-			85,337
Benefits and losses	-	-	-	-			-	17,172	65,524	6,529	(c	)	89,225	-	-			89,225
Amortization of deferred policy acquisition costs	-	-	-	-			-	1,739	16,067	-			17,806	-	-			17,806
Lease expense	64	107,474	49	-			107,587	-	-	-			107,587	-	(532)	(b	)	107,055
Depreciation, net of (gains) losses on disposals	20	95,501	6,531	-			102,052	-	-	-			102,052	1,748	(420)	(e	)	103,380
Total costs and expenses	9,123	1,263,547	12,027	(48,928)			1,235,769	27,466	102,050	(5,027)			1,360,258	24,811	(10,642)			1,374,427

Equity in earnings of subsidiaries	173,673	-	-	(167,061)	(f	)	6,612	-	-	(6,612)	(f	)	-	-	-			-
Equity in earnings of SAC Holding II	713	-	-	-			713	-	-	-			713	-	(713)	(f	)	-
Total - equity in earnings of subsidiaries and SAC Holding II	174,386	-	-	(167,061)			7,325	-	-	(6,612)			713	-	(713)			-
Earnings from operations	169,308	239,735	34,245	(167,061)			276,227	1,727	9,357	(6,612)			280,699	10,730	(5,212)			286,217
Interest income (expense)	(46,674)	9,498	(10,868)	-			(48,044)	-	-	-			(48,044)	(9,547)	4,919	(d	)	(52,672)
Fees and amortization on early extinguishment of debt	(35,627)	-	-	-			(35,627)	-	-	-			(35,627)	-	-			(35,627)
Pretax earnings	87,007	249,233	23,377	(167,061)			192,556	1,727	9,357	(6,612)			197,028	1,183	(293)			197,918
Income tax benefit (expense)	32,086	(96,148)	(9,401)	-			(73,463)	(604)	(3,868)	-			(77,935)	(470)	(159)	(e	)	(78,564)
Net earnings	119,093	153,085	13,976	(167,061)			119,093	1,123	5,489	(6,612)			119,093	713	(452)			119,354
Less: Preferred stock dividends	(9,723)	-	-	-			(9,723)	-	-	-			(9,723)	-	-			(9,723)
Earnings available to common shareholders	$109,370	$153,085	$13,976	$(167,061)			$109,370	$1,123	$5,489	$(6,612)			$109,370	$713	$(452)			$109,631
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
(d) Eliminate intercompany interest on debt
(e) Eliminate gain on sale of surplus property from U-Haul to SAC Holding II
(f) Eliminate equity in earnings of subsidiaries and equity in earnings of SAC Holding II
(g) Eliminate management fees charged to SAC Holding II and other intercompany operating expenses

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2006 are as follows:
	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings (loss)	$106,171	$60,958	$(3,708)	$(57,250)	$106,171	$2,667	$7,605	$(10,272)	$106,171	$837	$(576)	$106,432
Earnings from consolidated entities	(68,359)	-	-	57,250	(11,109)	-	-	10,272	(837)	-	837	-
Depreciation	183	123,742	8,060	-	131,985	-	-	-	131,985	2,006	(420)	133,571
Amortization of deferred policy acquisition costs	-	-	-	-	-	1,707	12,964	-	14,671	-	-	14,671
Change in provision for losses on trade receivables	-	86	-	-	86	-	116	-	202	-	-	202
Change in provision for losses on mortgage notes	-	(30)	-	-	(30)	-	-	-	(30)	-	-	(30)
Net (gain) loss on sale of real and personal property	-	3,588	(4,384)	-	(796)	-	-	-	(796)	-	-	(796)
Net loss on sale of investments	-	-	-	-	-	799	816	-	1,615	-	-	1,615
Write-off of unamortized debt issuance costs	-	302	6,667	-	6,969	-	-	-	6,969	-	-	6,969
Deferred income taxes	13,959	-	-	-	13,959	887	(94)	-	14,752	539	160	15,451
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(3,265)	-	-	(3,265)	21,052	1,054	-	18,841	-	-	18,841
Inventories	-	(2,956)	-	-	(2,956)	-	-	-	(2,956)	(126)	-	(3,082)
Prepaid expenses	1,322	3,339	(219)	-	4,442	-	-	-	4,442	(117)	-	4,325
Capitalization of deferred policy acquisition costs	-	-	-	-	-	(882)	(3,310)	-	(4,192)	-	-	(4,192)
Other assets	(3)	900	1,725	-	2,622	240	(183)	-	2,679	(192)	-	2,487
Related party assets	(1,493)	1,006	17	29,460	28,990	13,767	5,781	(5,966)	42,572	2,900	(5,193)	40,279
Accounts payable and accrued expenses	(11,450)	25,357	(340)	-	13,567	-	1,502	-	15,069	76	-	15,145
Policy benefits and losses, claims and loss expenses payable	-	32,733	-	-	32,733	(35,713)	(13,778)	-	(16,758)	-	-	(16,758)
Other policyholders' funds and liabilities	-	-	-	-	-	1,782	(160)	-	1,622	-	-	1,622
Deferred income	-	(2,346)	-	-	(2,346)	-	-	-	(2,346)	(13)	-	(2,359)
Related party liabilities	(201)	752	-	(29,460)	(28,909)	(1,873)	447	5,966	(24,369)	(4,457)	5,192	(23,634)
Net cash provided by operating activities	40,129	244,166	7,818	-	292,113	4,433	12,760	-	309,306	1,453	-	310,759
Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(945)	(409,737)	(44,187)	-	(454,869)	-	-	-	(454,869)	(729)	-	(455,598)
Short term investments	-	-	-	-	-	(54,480)	(116,697)	-	(171,177)	-	-	(171,177)
Fixed maturities investments	-	-	-	-	-	(48,993)	(25,201)	-	(74,194)	-	-	(74,194)
Mortgage loans	-	-	-	-	-	-	(9,550)	-	(9,550)	-	-	(9,550)
Proceeds from sales of:
Property, plant and equipment	-	67,280	4,388	-	71,668	-	-	-	71,668	-	-	71,668
Short term investments	-	-	-	-	-	73,716	125,364	-	199,080	-	-	199,080
Fixed maturities investments	-	-	-	-	-	13,239	57,942	-	71,181	-	-	71,181
Cash received in excess of purchase of company acquired	-	-	-	-	-	-	1,235	-	1,235	-	-	1,235
Preferred stock	-	-	-	-	-	-	225	-	225	-	-	225
Real estate	-	148	(271)	-	(123)	9,665	-	-	9,542	-	-	9,542
Mortgage loans	-	-	-	-	-	-	4,835	-	4,835	-	-	4,835
Payments from notes and mortgage receivables	-	69	683	-	752	-	-	-	752	-	-	752
Net cash provided (used) by investing activities	(945)	(342,240)	(39,387)	-	(382,572)	(6,853)	38,153	-	(351,272)	(729)	-	(352,001)
	(page 1 of 2)
(a) Balance for the nine months ended September 30, 2006

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the nine months ended December 31, 2006 are as follows:
	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	-	266,260	54,929	-	321,189	-	-	-	321,189	-	-	321,189
Principal repayments on credit facilities	-	(34,611)	(28,793)	-	(63,404)	-	-	-	(63,404)	(979)	-	(64,383)
Debt issuance costs	-	(1,837)	(486)	-	(2,323)	-	-	-	(2,323)	-	-	(2,323)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	895	-	-	895	-	-	-	895	-	-	895
Proceeds from (repayment of) intercompany loans	(29,460)	23,584	5,876	-	-	-	-	-	-	-	-	-
Preferred stock dividends paid	(9,723)	-	-	-	(9,723)	-	-	-	(9,723)	-	-	(9,723)
Investment contract deposits	-	-	-	-	-	-	12,634	-	12,634	-	-	12,634
Investment contract withdrawals	-	-	-	-	-	-	(59,353)	-	(59,353)	-	-	(59,353)
Net cash provided (used) by financing activities	(39,183)	254,291	31,526	-	246,634	-	(46,719)	-	199,915	(979)	-	198,936

Effects of exchange rate on cash	-	(22)	-	-	(22)	-	-	-	(22)	-	-	(22)

Increase (decrease) in cash and cash equivalents	1	156,195	(43)	-	156,153	(2,420)	4,194	-	157,927	(255)	-	157,672
Cash and cash equivalents at beginning of period	7	140,499	856	-	141,362	9,815	4,027	-	155,204	255	-	155,459
Cash and cash equivalents at end of period	$8	$296,694	$813	$-	$297,515	$7,395	$8,221	$-	$313,131	$-	$-	$313,131
	(page 2 of 2)
(a) Balance for the nine months ended September 30, 2006

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2005 are as follows:
	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$119,093	$153,085	$13,976	$(167,061)	$119,093	$1,123	$5,489	$(6,612)	$119,093	$713	$(452)	$119,354
Earnings from consolidated entities	(174,386)	-	-	167,061	(7,325)	-	-	6,612	(713)	-	713	-
Depreciation	20	87,858	7,013	-	94,891	-	-	-	94,891	1,748	(420)	96,219
Amortization of deferred policy acquisition costs	-	-	-	-	-	1,739	16,067	-	17,806	-	-	17,806
Change in provision for losses on trade receivables	-	(24)	-	-	(24)	-	-	-	(24)	-	-	(24)
Change in provision for losses on mortgage notes	-	(1,216)	-	-	(1,216)	-	-	-	(1,216)	-	-	(1,216)
Net (gain) loss on sale of real and personal property	-	7,643	(482)	-	7,161	-	-	-	7,161	-	-	7,161
Net loss on sale of investments	-	-	-	-	-	1,082	1,959	-	3,041	-	-	3,041
Write-off of unamortized debt issuance costs	13,629	-	-	-	13,629	-	-	-	13,629	-	-	13,629
Deferred income taxes	53,921	-	-	-	53,921	(1,919)	(2,116)	-	49,886	458	212	50,556
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(9,326)	4	-	(9,322)	9,928	(2,248)	-	(1,642)	-	-	(1,642)
Inventories	-	(7,061)	-	-	(7,061)	-	-	-	(7,061)	(215)	-	(7,276)
Prepaid expenses	(1,978)	(395)	-	-	(2,373)	-	-	-	(2,373)	85	-	(2,288)
Capitalization of deferred policy acquisition costs	-	-	-	-	-	(1,750)	(7,213)	-	(8,963)	-	-	(8,963)
Other assets	341	11,581	(12,056)	-	(134)	2,395	458	-	2,719	(504)	-	2,215
Related party assets	400,318	(9,448)	(54)	(380,768)	10,048	(716)	392	(5,943)	3,781	(698)	2,506	5,589
Accounts payable and accrued expenses	(1,047)	(24,491)	16,828	-	(8,710)	2,938	4,845	(5,652)	(6,579)	885	-	(5,694)
Policy benefits and losses, claims and loss expenses payable	-	37,776	-	-	37,776	(34,179)	(9,215)	-	(5,618)	-	-	(5,618)
Other policyholders' funds and liabilities	-	-	-	-	-	(2,547)	(12,331)	-	(14,878)	-	-	(14,878)
Deferred income	-	(250)	-	-	(250)	(2,841)	-	(14,599)	(17,690)	205	-	(17,485)
Related party liabilities	(167)	(338,031)	(94,914)	380,768	(52,344)	5,425	(94)	52,149	5,136	307	(2,559)	2,884
Net cash provided (used) by operating activities	409,744	(92,299)	(69,685)	-	247,760	(19,322)	(4,007)	25,955	250,386	2,984	-	253,370
Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(1)	(186,534)	(64,275)	-	(250,810)	-	-	-	(250,810)	(1,552)	-	(252,362)
Short term investments	-	-	-	-	-	(172,117)	(197,687)	-	(369,804)	-	-	(369,804)
Fixed maturities investments	-	-	-	-	-	(42,604)	(141,073)	-	(183,677)	-	-	(183,677)
Real estate	-	-	-	-	-	-	-	(2,362)	(2,362)	-	-	(2,362)
Mortgage loans	-	-	-	-	-	-	(5,838)	-	(5,838)	-	-	(5,838)
Proceeds from sales of:
Property, plant and equipment	-	40,395	6,447	-	46,842	-	-	-	46,842	-	-	46,842
Short term investments	-	-	-	-	-	152,237	274,547	-	426,784	-	-	426,784
Fixed maturities investments	-	-	-	-	-	25,786	94,069	-	119,855	-	-	119,855
Equity securities	-	-	-	-	-	-	10,615	-	10,615	-	-	10,615
Preferred stock	-	-	-	-	-	8,403	-	-	8,403	-	-	8,403
Real estate	-	-	-	-	-	44,911	514	-	45,425	-	-	45,425
Mortgage loans	-	-	-	-	-	-	10,338	-	10,338	-	-	10,338
Payments from notes and mortgage receivables	-	804	539	-	1,343	-	-	-	1,343	-	-	1,343
Net cash provided (used) by investing activities	(1)	(145,335)	(57,289)	-	(202,625)	16,616	45,485	(2,362)	(142,886)	(1,552)	-	(144,438)
	(page 1 of 2)
(a) Balance for the nine months ended September 30, 2005

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the nine months ended December 31, 2005 are as follows:
	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	80,266	215,950	952,334	-	1,248,550	-	-	-	1,248,550	-	-	1,248,550
Principal repayments on credit facilities	(860,274)	(10,383)	(216,157)	-	(1,086,814)	-	-	-	(1,086,814)	(902)	-	(1,087,716)
Debt issuance costs	-	(5,152)	(24,445)	-	(29,597)	-	-	-	(29,597)	-	-	(29,597)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	1,251	-	-	1,251	-	-	-	1,251	-	-	1,251
Proceeds from (repayment of) intercompany loans	379,984	208,996	(588,980)	-	-	-	-	-	-	-	-	-
Preferred stock dividends paid	(9,723)	-	-	-	(9,723)	-	-	-	(9,723)	-	-	(9,723)
Investment contract deposits	-	-	-	-	-	-	15,471	-	15,471	-	-	15,471
Investment contract withdrawals	-	-	-	-	-	-	(55,943)	-	(55,943)	-	-	(55,943)
Net cash provided (used) by financing activities	(409,747)	410,662	122,752	-	123,667	-	(40,472)	-	83,195	(902)	-	82,293

Effects of exchange rate on cash	-	(30)	-	-	(30)	-	-	-	(30)	-	-	(30)

Increase (decrease) in cash and cash equivalents	(4)	172,998	(4,222)	-	168,772	(2,706)	1,006	23,593	190,665	530	-	191,195
Cash and cash equivalents at beginning of period	14	37,626	4,327	-	41,967	10,638	2,992	-	55,597	358	-	55,955
Cash and cash equivalents at end of period	$10	$210,624	$105	$-	$210,739	$7,932	$3,998	$23,593	$246,262	$888	$-	$247,150
	(page 2 of 2)
(a) Balance for the nine months ended September 30, 2005

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10. Industry Segment and Geographic Area Data
	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter Ended December 31, 2006
Total revenues	$447,195	$19,643	$466,838
Depreciation and amortization, net of (gains) losses on disposals	54,696	(459)	54,237
Interest expense	21,994	137	22,131
Pretax loss	(10,820)	(3,049)	(13,869)
Income tax benefit	(3,352)	(1,037)	(4,389)
Identifiable assets	3,586,132	86,364	3,672,496

Quarter Ended December 31, 2005
Total revenues	$477,893	$17,777	$495,670
Depreciation and amortization, net of (gains) losses on disposals	42,385	(1,810)	40,575
Interest expense	17,598	193	17,791
Pretax earnings (loss)	28,755	(1,127)	27,628
Income tax expense (benefit)	12,506	(48)	12,458
Identifiable assets	3,295,119	71,088	3,366,207

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Nine Months Ended December 31, 2006
Total revenues	$1,564,837	$75,563	$1,640,400
Depreciation and amortization, net of (gains) losses on disposals	142,397	5,049	147,446
Interest expense	61,254	402	61,656
Pretax earnings	173,800	2,256	176,056
Income tax expense	68,857	767	69,624
Identifiable assets	3,586,132	86,364	3,672,496

Nine Months Ended December 31, 2005
Total revenues	$1,590,900	$69,744	$1,660,644
Depreciation and amortization, net of (gains) losses on disposals	116,338	4,848	121,186
Interest expense (income)	52,187	485	52,672
Pretax earnings	192,443	5,475	197,918
Income tax expense (benefit)	78,588	(24)	78,564
Identifiable assets	3,295,119	71,088	3,366,207

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with the overall strategy of AMERCO, followed by a description of our operating segments and the strategy of our operating segments to give the reader an overview of the goals of our business and the direction in which our businesses and products are moving. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for the third quarter and first nine months of fiscal 2007, compared with the third quarter and first nine months of fiscal 2006 beginning with an overview. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources” and “Disclosures about Contractual Obligations and Commercial Commitments.” We conclude this MD&A by discussing our outlook for the remainder of fiscal 2007 and into fiscal 2008. The information in this 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the AMERCO 2006 Form 10-K.

This MD&A should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q. The various sections of this MD&A contain a number of forward-looking statements, as discussed under the caption “Cautionary Statements Regarding Forward-Looking Statements” all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly under “Part II Item 1A. Risk Factors.” Our actual results may differ materially from these forward-looking statements.

The third fiscal quarter for AMERCO ends on the 31st of December for each year that is referenced. Our insurance company subsidiaries have a third quarter that ends on the 30th of September for each year that is referenced. They have been consolidated on that basis. Management believes that consolidating their calendar year quarters into our fiscal year quarterly financial statements does not materially affect the financial position or results of operations. The Company discloses any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2006 and 2005 correspond to the Company’s fiscal years 2007 and 2006, respectively.

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

Our primary focus is to provide our customers with a wide selection of self-moving rental equipment, convenient self-storage rental facilities and related moving and self-storage products and services. We are able to expand our distribution and improve customer service by increasing the amount of moving equipment and storage rooms available for rent, expanding the number of independent dealers in our network and expanding and taking advantage of our growing eMove capabilities.

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

eMove is an online marketplace that connects consumers to over 4,000 independent Moving Help™ and 3,000 independent Self-Storage Affiliates. Our network of customer-rated affiliates provides pack and load help, cleaning help, self-storage and similar services, all over North America.

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

With over 99,000 unedited reviews of independent Affiliates, the marketplace has facilitated thousands of Moving Help® and Self-Storage transactions all over North America. We believe that acting as an intermediary, with little added investment, serves the customer in a cost effective manner. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

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

Life Insurance Operating Segment

Oxford provides life and health insurance products primarily to the senior market through the direct writing or reinsuring of annuities, life insurance, and Medicare supplement policies. Additionally, Oxford administers the self-insured employee health and dental plans for Arizona employees of the Company and provides insurance for the employee disability coverage.

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

The consolidated financial statements for the third quarters and the first nine months of fiscal 2007 and fiscal 2006, and the balance sheet as of March 31, 2006, include the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holding II.

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

Fiscal 2006 marked the first time in approximately ten years that the Company acquired a significant number of new trucks via purchase rather than lease. Management performed an analysis of the expected economic value of new rental trucks and determined that additions to the fleet resulting from purchase should be depreciated on an accelerated method based upon a declining formula. The salvage value and useful life assumptions of the rental truck fleet remain unchanged. Under the declining balances method (2.4 times declining balance) the book value of a rental truck is reduced 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively and then reduced on a straight line basis an additional 10% by the end of year fifteen. Whereas, a standard straight line approach would reduce the book value by approximately 5.3% per year over the life of the truck. For the affected equipment, the accelerated depreciation was $9.2 million greater than what it would have been if calculated under a straight line approach for the quarter and $22.9 million for the nine months ended December 31, 2006.

We typically sell our used vehicles at one of our sales centers throughout North America, on our web site at trucksales.uhaul.com or by phone at 1-866-404-0355. Although we attempt to sell our used vehicles for prices approximating book value, the extent to which we are able to realize a gain on the sale of used vehicles is dependent upon various factors including the general state of the used vehicle market, the age and condition of the vehicle at the time of its disposal and depreciation rates with respect to the vehicle.

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

Investments

For investments accounted for under SFAS No. 115, in determining if and when a decline in market value below amortized cost is other than temporary, management makes certain assumptions or judgments in its assessment including but not limited to: ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information. Other-than-temporary impairment in value is recognized in the current period operating results. The Company’s insurance subsidiaries recognized $0.3 million in other-than-temporary impairments for the third quarter of fiscal 2007 and $1.6 million for the nine months of fiscal 2007.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued a standard that addresses accounting for income taxes: FIN 48, Accounting for Uncertainty in Income Taxes. Among other things, FIN 48 requires applying an audit sustainability standard of “more likely than not” related to the recognition and de-recognition of tax positions. The new guidance will be effective for us in fiscal 2008. We are currently evaluating the requirements of FIN 48 and any impact this interpretation may have on our consolidated financial statements and management will provide a more thorough analysis of the effects of implementation in our March 31, 2007 Form 10-K filing.

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

In September 2006, the FASB issued SFAS 157, which establishes how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS 157 are effective for us in April 2008. The Company is currently evaluating the impact of this Statement on our consolidated financial statements.

In September 2006, the FASB issued SFAS 158, which requires companies to recognize a net liability or asset to report the over-funded or under-funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets and recognize changes in funded status in the year in which the changes occur through other comprehensive income. The funded status to be measured is the difference between plan assets at fair value and the benefit obligation. This Statement requires that gains and losses and prior service costs or credits, net of tax, that arise during the period be recognized as a component of other comprehensive income and not as components of net periodic benefit cost. We will adopt the balance sheet provisions of SFAS 158, as required, at March 31, 2007. As discussed in Note 14 to the March 31, 2006 financial statements, the Company uses December 31 as the measurement date to measure the assets and obligations of its post retirement and post employment benefits plans. SFAS 158 will require the Company to perform the measurements at March 31 no later than fiscal years ending after December 15, 2008. The Company expects to make this change in fiscal 2008. The Company does not expect this Statement to have a material impact on our consolidated financial statements.

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended December 31, 2006 compared with the Quarter Ended December 31, 2005

Listed below on a consolidated basis are revenues for our major product lines for the third quarter of fiscal 2007 and the third quarter of fiscal 2006:
	Quarter Ended December 31,
	2006	2005
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$328,149	$353,409
Self-storage revenues	31,765	29,784
Self-moving and self-storage products and service sales	46,351	47,316
Property management fees	5,914	4,289
Life insurance premiums	29,454	30,743
Property and casualty insurance premiums	6,555	9,949
Net investment and interest income	13,019	12,807
Other revenue	5,631	7,373
Consolidated revenue	$466,838	$495,670

During the third quarter of fiscal 2007, self-moving equipment rentals decreased $25.3 million, compared with the third quarter of fiscal 2006. The negative trend in one-way revenue per transaction seen in the Company’s fiscal 2007 second quarter continued in the third quarter of fiscal 2007. The Company has responded to competitive pricing primarily in the one-way self-moving market. This has resulted in lower revenues; although we have seen increases in one-way transactions when compared with the third quarter of fiscal 2006. The Company is attempting to improve revenue per transaction; however, if these competitive pricing issues continue our revenues may be negatively impacted in the future.

Self-storage revenues increased $2.0 million in the third quarter of fiscal 2007, compared with the third quarter of fiscal 2006 due to improved pricing. During the third quarter of fiscal 2007, the Company has increased rooms and square footage available primarily through build-outs at existing facilities.

Sales of self-moving and self-storage products and service sales revenues decreased $1.0 million in the third quarter of fiscal 2007, compared with the third quarter of fiscal 2006. The third quarter of fiscal 2006 included increased retail sales related to post hurricane activity. The Company continues to improve its visibility as a provider of propane, moving supplies and towing accessories in an effort to improve sales results.

Premiums at RepWest decreased $3.4 million due to retrospective premiums that were earned during the third quarter of fiscal 2006.

Oxford’s premium revenues decreased approximately $1.3 million primarily as a result of a decrease in credit premiums offset by revenues resulting from the acquisition of DGLIC.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $466.8 million in the third quarter of fiscal 2007, compared with $495.7 million in the third quarter of fiscal 2006.

Listed below are revenues and earnings (loss) from operations at each of our four operating segments for the third quarter of fiscal 2007 and the third quarter of fiscal 2006; for the insurance companies the third quarter ended September 30, 2006 and 2005.
	Quarter Ended December 31,
	2006	2005
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$418,493	$441,725
Earnings from operations	4,911	42,689
Property and casualty insurance
Revenues	11,667	12,827
Earnings (loss) from operations	738	(1,597)
Life insurance
Revenues	35,835	37,064
Earnings from operations	4,333	2,620
SAC Holding II
Revenues	10,810	10,870
Earnings from operations	3,011	3,630
Eliminations
Revenues	(9,967)	(6,816)
Earnings from operations	(4,731)	(1,923)
Consolidated results
Revenues	466,838	495,670
Earnings from operations	8,262	45,419

Total costs and expenses increased $8.3 million in the third quarter of fiscal 2007, compared with the third quarter of fiscal 2006. This is due primarily to increases in depreciation expense associated with the acquisition of new trucks and the fleet rotation. Reductions in maintenance and repair costs and insurance expenses were partially offset by increases in other fleet related expenses. For additional information on the Company’s depreciation policy refer to Item 2 “Critical Accounting Policies” of this filing.

As a result of the aforementioned changes in revenues and expenses, earnings from operations decreased to $8.3 million in the third quarter of fiscal 2007, compared with $45.4 million in the third quarter of fiscal 2006.

Interest expense in the third quarter of fiscal 2007 was $22.1 million, compared with $17.8 million in the third quarter of fiscal 2006 reflecting the increase in average debt outstanding for the quarter.

Income tax expense (benefit) was ($4.4) million in the third quarter of fiscal 2007, compared with $12.5 million in the third quarter of fiscal 2006 and reflects pretax losses for the third quarter of fiscal 2007.

Dividends accrued on our Series A preferred stock were $3.2 million in third quarter of fiscal 2007, unchanged from the third quarter of fiscal 2006.

As a result of the above mentioned items, earnings (loss) available to common shareholders were ($12.7) million in the third quarter of fiscal 2007, compared with $11.9 million in the third quarter of fiscal 2006.

The weighted average common shares outstanding basic and diluted were 20,922,433 in third quarter of fiscal 2007, compared with 20,865,684 in the third quarter of fiscal 2006.

Basic and diluted earnings (loss) per common share in the third quarter of fiscal 2007 were ($0.61), compared with $0.57 in the third quarter of fiscal 2006.

Moving and Storage

Quarter Ended December 31, 2006 compared with the Quarter Ended December 31, 2005

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the third quarter of fiscal 2007 and the third quarter of fiscal 2006:
	Quarter Ended December 31,
	2006	2005
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$328,149	$353,409
Self-storage revenues	26,706	25,055
Self-moving and self-storage products and service sales	42,992	43,697
Property management fees	6,559	4,942
Net investment and interest income	9,490	8,440
Other revenue	4,597	6,182
Moving and Storage revenue	$418,493	$441,725

During the third quarter of fiscal 2007, self-moving equipment rentals decreased $25.3 million, compared with the third quarter of fiscal 2006. The negative trend in one-way revenue per transaction seen in the Company’s fiscal 2007 second quarter continued in the third quarter of fiscal 2007. The Company has responded to competitive pricing primarily in the one-way self-moving market. This has resulted in lower revenues; although we have seen increases in one-way transactions when compared with the third quarter of fiscal 2006. The Company is attempting to improve revenue per transaction; however, if these competitive pricing issues continue our revenues may be negatively impacted in the future.

Self-storage revenues increased $1.7 million in the third quarter of fiscal 2007, compared with the third quarter of fiscal 2006 primarily due to improved pricing. The Company has increased the number of rooms and square footage available period over period primarily through the expansion of existing facilities.

Sales of self-moving and self-storage products and service sales revenues decreased $0.7 million in the third quarter of fiscal 2007, compared with the third quarter of fiscal 2006. The third quarter of fiscal 2006 included increased retail sales related to post hurricane activity.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the condensed consolidated financial statement for Moving and Storage represent Company-owned locations only. Self-storage data for our Company-owned storage locations is as follows:
	Quarter Ended December 31,
	2006	2005
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of December 31	126	123
Square footage as of December 31	9,948	9,515
Average number of rooms occupied	107	107
Average occupancy rate based on room count	85.4%	86.9%
Average square footage occupied	8,585	8,448

Total costs and expenses increased $15.6 million in the third quarter of fiscal 2007, compared with the third quarter of fiscal 2006. Increases in fleet related expenses including depreciation, licensing and freight costs were partially offset by reductions in maintenance and repair expenses.

As a result of the above mentioned changes in revenues, expenses and earnings (losses) in consolidated entities, earnings from operations decreased to $4.9 million in the third quarter of fiscal 2007, compared with $42.7 million in the third quarter of fiscal 2006.

U-Haul International, Inc.

Quarter Ended December31, 2006 compared with the Quarter Ended December 31, 2005

Listed below are revenues for the major product lines at U-Haul International, Inc. for the third quarter of fiscal 2007 and the third quarter of fiscal 2006:
	Quarter Ended December 31,
	2006	2005
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$328,149	$353,409
Self-storage revenues	26,251	24,655
Self-moving and self-storage products and service sales	42,992	43,697
Property management fees	6,559	4,942
Net investment and interest income	8,294	7,538
Other revenue	5,945	7,709
U-Haul International, Inc. revenue	$418,190	$441,950

During the third quarter of fiscal 2007, self-moving equipment rentals decreased $25.3 million, compared with the third quarter of fiscal 2006. The negative trend in one-way revenue per transaction seen in the Company’s fiscal 2007 second quarter continued in the third quarter of fiscal 2007. The Company has responded to competitive pricing primarily in the one-way self-moving market. This has resulted in lower revenues; although we have seen increases in one-way transactions when compared with the third quarter of fiscal 2006. The Company is attempting to improve revenue per transaction; however, if these competitive pricing issues continue our revenues may be negatively impacted in the future.

Self-storage revenues increased $1.6 million in the third quarter of fiscal 2007, compared with the third quarter of fiscal 2006 primarily due to improved pricing. The Company has increased the number of rooms and square footage available period over period through the expansion of existing facilities.

Sales of self-moving and self-storage products and service sales decreased $0.7 million in the third quarter of fiscal 2007, compared with the third quarter of fiscal 2006. The Company continues to improve its visibility as a provider of propane, moving supplies and towing accessories in an effort to improve sales results.

Total costs and expenses increased $17.1 million in the third quarter of fiscal 2007, compared with the third quarter of fiscal 2006. This is primarily due to increases in depreciation expenses related to the rental fleet partially offset by reductions in maintenance and repair expense.

As a result of the above mentioned changes in revenues and expenses, earnings (loss) from operations were ($7.6) million in the third quarter of fiscal 2007, compared with $33.3 million in the third quarter of fiscal 2006.

Republic Western Insurance Company

Quarter Ended September 30, 2006 compared with the Quarter Ended September 30, 2005

Premium revenues were $6.6 million and $9.9 million for the third quarters ended September 30, 2006 and 2005, respectively. The overall decrease is due to retrospective premiums that were earned in 2005 that did not duplicate itself in 2006. U-Haul related premiums were $6.1 million and $6.5 million for the third quarters ended September 30, 2006 and 2005, respectively. Other lines of business were $0.5 million and $3.4 million for the third quarters ended September 30, 2006 and 2005, respectively.

Net investment income was $5.1 million and $2.9 million for the third quarters ended September 30, 2006 and 2005, respectively. The quarter included the recognition of $1.8 million of income on properties sold.

Benefits and losses incurred were $8.2 million and $10.0 million for the third quarters ended September 30, 2006 and 2005, respectively. The overall decrease resulted from reduced exposure due to RepWest’s decision to exit its non U-Haul lines of business.

Net operating expenses, which are offset by claims handling fees charged to U-Haul, were $2.3 million and $4.1 million for the third quarters ended September 30, 2006 and 2005 respectively. The decrease in operating expenses was a result of a $1.4 million assessment in 2005 that related to the Florida hurricanes.

Pretax earnings (loss) from operations were $0.7 million and ($1.6) million for the third quarters ended September 30, 2006 and 2005.

Oxford Life Insurance Company

Quarter Ended September 30, 2006 compared with the Quarter Ended September 30, 2005

Net premiums were $29.8 million and $31.1 million for the third quarters ended September 30, 2006 and 2005, respectively. Increases in Medicare supplement and life premiums of $2.2 million and $0.9 million respectively, were more than offset by a decrease of $3.8 million in credit premiums. Effective February 28, 2006, CFLIC purchased DGLIC that primarily sells Medicare supplement insurance. During the three-month period this company contributed $4.0 million of premium revenue.

Net investment income was $5.0 million and $4.4 million for the third quarters ended September 30, 2006 and 2005, respectively. The increase was primarily due to fewer capital losses in the current period. Other income decreased slightly in the current quarter.

Benefits incurred were $21.3 million and $22.7 million for the third quarters ended September 30, 2006 and 2005, respectively. The decrease primarily resulted from decreased credit business, as well as improved loss ratios in the life insurance segment. These decreases were largely offset by increased Medicare supplement benefits which resulted from increased revenues from DGLIC.

Amortization of deferred acquisition costs (DAC) and the value of business acquired (VOBA) was $3.8 million and $5.5 million for the third quarters ended September 30, 2006 and 2005, respectively. These costs are amortized for life and health policies as the premium is earned over the term of the policy; and for deferred annuities in relation to interest spreads. Annuity amortization decreased $1.0 million from 2005 primarily due to reduced surrender activity, and credit amortization decreased $1.1 million, due to the attrition of business. Medicare supplement and life amortization increased due to additional business. Operating expenses were level for the third quarters ended September 30, 2006 and 2005, respectively.

Earnings from operations were $4.3 million and $2.6 million for the third quarters ended September 30, 2006 and 2005, respectively.

SAC Holding II

Quarter Ended December 31, 2006 compared with the Quarter Ended December 31, 2005

Listed below are revenues for the major product lines at SAC Holding II for the third quarter of fiscal 2007 and the third quarter of fiscal 2006:
	Quarter Ended December 31,
	2006	2005
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$2,018	$2,211
Self-storage revenues	5,059	4,729
Self-moving and self-storage products and service sales	3,359	3,619
Other revenue	374	311
Segment revenue	$10,810	$10,870

Revenues in the third quarter of fiscal 2007 decreased $0.1 million.

Total costs and expenses were $7.8 million in the third quarter of fiscal 2007, compared with $7.2 million in the third quarter of fiscal 2006.

Earnings from operations were $3.0 million in the third quarter of fiscal 2007, compared with $3.6 million in the third quarter of fiscal 2006.

AMERCO and Consolidated Entities

Nine MonthsEnded December 31, 2006 compared with the Nine Months Ended December 31, 2005

Listed below on a consolidated basis are revenues for our major product lines for the first nine months of fiscal 2007 and the first nine months of fiscal 2006:
	Nine Months Ended December 31,
	2006	2005
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,181,103	$1,201,374
Self-storage revenues	94,612	89,776
Self-moving and self-storage products and service sales	175,718	176,371
Property management fees	13,747	12,558
Life insurance premiums	91,493	90,050
Property and casualty insurance premiums	18,407	20,172
Net investment and interest income	42,757	38,873
Other revenue	22,563	31,470
Consolidated revenue	$1,640,400	$1,660,644

During the first nine months of fiscal 2007, self-moving equipment rentals decreased $20.3 million, compared with the first nine months of fiscal 2006, with the majority of the variance occurring in the third quarter. The Company has seen an increase in one-way transactions for the nine months ended December 31, 2006 in comparison to the same period last year. However, revenue per one-way transaction is down for the nine months due primarily to aggressive pricing by competitors. The Company is encouraged by the growth in one-way transactions and is attempting to improve revenue per transaction. However, we will respond to competitor pricing and this could continue to inhibit overall self-moving equipment rental revenues in the future.

Self-storage revenues increased $4.8 million in the first nine months of fiscal 2007, compared with the first nine months of fiscal 2006 due primarily to improved pricing. During the first nine months of fiscal 2007, the Company has increased rooms available primarily through build-outs at existing facilities and the acquisition of new facilities.

Other revenues decreased $8.9 million in the first nine months of fiscal 2007, compared with the first nine months of fiscal 2006. The first nine months of fiscal 2006 included several non-recurring items including warranty claims and the reduction of an allowance account.

Premiums at RepWest decreased $1.8 million due to retrospective premiums earned in the prior year.

Oxford’s premium revenues increased approximately $1.4 million.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $1,640.4 million in the first nine months of fiscal 2007, compared with $1,660.6 million in the first nine months of fiscal 2006.

Listed below are revenues and earnings from operations at each of our four operating segments for the first nine months of fiscal 2007 and the first nine months of fiscal 2006; for the insurance companies the first nine months ended September 30, 2006 and 2005.
	Nine Months Ended December 31,
	2006	2005
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,484,952	$1,504,671
Earnings from operations	233,622	276,227
Property and casualty insurance
Revenues	28,995	29,193
Earnings from operations	4,103	1,727
Life insurance
Revenues	112,703	111,407
Earnings from operations	11,687	9,357
SAC Holding II
Revenues	35,824	35,541
Earnings from operations	11,273	10,730
Eliminations
Revenues	(22,074)	(20,168)
Earnings from operations	(16,004)	(11,824)
Consolidated results
Revenues	1,640,400	1,660,644
Earnings from operations	244,681	286,217

Total costs and expenses increased $21.3 million in the first nine months of fiscal 2007, compared with the first nine months of fiscal 2006. This is due primarily to increases in lease and depreciation expenses associated with the upgrading of our fleet. Reductions in maintenance and repair costs and insurance expenses were partially offset by increases in other fleet related expenses.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $244.7 million in the first nine months of fiscal 2007, compared with $286.2 million in the first nine months of fiscal 2006.

Interest expense in the first nine months of fiscal 2007 was $68.6 million, compared with $88.3 million in the first nine months of fiscal 2006. The second quarter of fiscal 2007 included a one-time, non-recurring charge of $7.0 million before taxes related to the full amortization of deferred debt issuance costs related to the Real Estate Loan that was amended in the second quarter. The refinancing costs had the effect of decreasing on a non-recurring basis, earnings in the first nine months ended December 31, 2006 by $0.33 per share before taxes, in which the tax effect was approximately $0.13 per share. The first quarter of fiscal 2006 included a one-time, non-recurring charge of $35.6 million before taxes, which includes fees for early extinguishment of debt of $21.2 million and the write-off of $14.4 million of debt issuance costs. The refinancing costs had the effect of decreasing on a non-recurring basis, earnings in the first nine months ended December 31, 2005 by $1.71 per share before taxes, in which the tax effect was approximately $0.63 per share.

Income tax expense was $69.6 million in the first nine months of fiscal 2007, compared with $78.6 million in first nine months of fiscal 2006 and reflects lower pretax earnings for the first nine months of fiscal 2007.

Dividends accrued on our Series A preferred stock were $9.7 million in first nine months of fiscal 2007, unchanged from the first nine months of fiscal 2006.

As a result of the above mentioned items, earnings available to common shareholders were $96.7 million in the first nine months of fiscal 2007, compared with $109.6 million in the first nine months of fiscal 2006.

The weighted average common shares outstanding basic and diluted were 20,910,089 in first nine months of fiscal 2007, compared with 20,850,254 in the first nine months of fiscal 2006.

Basic and diluted earnings per common share in the first nine months of fiscal 2007 were $4.62, compared with $5.26 in the first nine months of fiscal 2006.

Moving and Storage

Nine Months Ended December 31, 2006 compared with the Nine Months Ended December 31, 2005

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first nine months of fiscal 2007 and the first nine months of fiscal 2006:
	Nine Months Ended December 31,
	2006	2005
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,181,103	$1,201,374
Self-storage revenues	79,663	75,746
Self-moving and self-storage products and service sales	163,222	163,369
Property management fees	15,893	14,688
Net investment and interest income	26,338	22,143
Other revenue	18,733	27,351
Moving and Storage revenue	$1,484,952	$1,504,671

During the first nine months of fiscal 2007, self-moving equipment rentals decreased $20.3 million, compared with the first nine months of fiscal 2006, with the majority of the variance occurring in the third quarter. The Company has seen an increase in one-way transactions for the nine months ended December 31, 2006 in comparison to the same period last year. However, revenue per one-way transaction is down for the nine months due primarily to aggressive pricing by competitors. The Company is encouraged by the growth in one-way transactions and is attempting to improve revenue per transaction. However, we will respond to competitor pricing and this could continue to inhibit overall self-moving equipment rental revenues in the future.

Self-storage revenues increased $3.9 million in the first nine months of fiscal 2007, compared with the first nine months of fiscal 2006 primarily due to improved pricing. The Company has increased the number of rooms and square footage available period over period through the expansion of existing facilities and the acquisition of new facilities.

Other revenues decreased $8.6 million in the first nine months of fiscal 2007, compared with the first nine months of fiscal 2006. The first nine months of fiscal 2006 included several non-recurring items.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the condensed consolidated financial statements for Moving and Storage represent Company-owned locations only. Self-storage data for our Company-owned storage locations is as follows:
	Nine Months Ended December 31,
	2006	2005
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of December 31	126	123
Square footage as of December 31	9,948	9,515
Average number of rooms occupied	109	108
Average occupancy rate based on room count	87.6%	88.0%
Average square footage occupied	8,702	8,545

Total costs and expenses increased $26.7 million in the first nine months of fiscal 2007, compared with the first nine months of fiscal 2006. Increases in depreciation, lease, licensing and freight costs resulting from the acquisition of new trucks and the rotation of the fleet were partially offset by reductions in maintenance and repair. The first nine months of fiscal 2007 included costs associated with re-imaging portions of the existing rental truck fleet.

As a result of the above mentioned changes in revenues, expenses and earnings (losses) in consolidated entities, earnings from operations decreased to $233.6 million in the first nine months of fiscal 2007, compared with $276.2 million in the first nine months of fiscal 2006.

U-Haul International, Inc.

Nine MonthsEnded December 31, 2006 compared with the Nine Months Ended December 31, 2005

Listed below are revenues for the major product lines at U-Haul International, Inc. for the first nine months of fiscal 2007 and the first nine months of fiscal 2006:
	Nine Months Ended December 31,
	2006	2005
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,181,103	$1,201,374
Self-storage revenues	78,400	74,450
Self-moving and self-storage products and service sales	163,222	163,369
Property management fees	15,893	14,688
Net investment and interest income	22,680	18,254
Other revenue	22,697	31,147
U-Haul International, Inc. revenue	$1,483,995	$1,503,282

During the first nine months of fiscal 2007, self-moving equipment rentals decreased $20.3 million, compared with the first nine months of fiscal 2006 with the majority of the variance occurring in the third quarter. The Company has seen an increase in one-way transactions for the nine months ended December 31, 2006 in comparison to the same period last year. However, revenue per one-way transaction is down for the nine months due primarily to aggressive pricing by competitors. The Company is encouraged by the growth in one-way transactions and is attempting to improve revenue per transaction. However, we will respond to competitor pricing and this could continue to inhibit overall self-moving equipment rental revenues in the future.

Self-storage revenues increased $4.0 million in the first nine months of fiscal 2007, compared with the first nine months of fiscal 2006 due to improved pricing. The Company has increased the number of rooms and square footage available period over period through the expansion of existing facilities and the acquisition of new facilities.

Sales of self-moving and self-storage products and service sales remained constant in the first nine months of fiscal 2007, compared with the first nine months of fiscal 2006. The Company continues to improve its visibility as a provider of propane, moving supplies and towing accessories.

Total costs and expenses increased $32.4 million in the first nine months of fiscal 2007, compared with the first nine months of fiscal 2006. This is primarily due to increases in lease and depreciation expenses related to the rotation of the rental fleet. Reductions in maintenance and repair expense were partially offset by the cost of re-imaging portions of the existing rental fleet along with freight and licensing costs.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $188.1 million in the first nine months of fiscal 2007, compared with $239.7 million in the first nine months of fiscal 2006.

Republic Western Insurance Company

Nine Months Ended September 30, 2006 compared with the Nine Months Ended September 30, 2005

Premium revenues were $18.4 million and $20.2 million for the nine months ended September 30, 2006 and 2005, respectively. The decrease is due to retrospective premiums that were earned in 2005 and which did not reoccur in 2006. U-Haul related premiums were $16.4 million and $15.3 million for the nine months ended September 30, 2006 and 2005, respectively. Other lines of business were $2.0 million and $4.9 million for the nine months ended September 30, 2006 and 2005, respectively.

Net investment income was $10.6 million and $9.0 million for the nine months ended September 30, 2006 and 2005, respectively. The increase is due to additional real estate income from properties sold.

Benefits and losses incurred were $17.4 million and $17.2 million for the nine months ended September 30, 2006 and 2005, respectively.

Amortization of deferred acquisition costs stayed consistent at $1.7 million for the nine months ended September 30, 2006 and 2005, respectively.

Operating expenses, which are offset by claims handling fees and intercompany policy fees charged to U-Haul, were $5.8 million and $8.6 million for the nine months ended September 30, 2006 and 2005 respectively. The decrease is due to RepWest receiving a $1.4 million assessment in 2005 regarding the Florida hurricanes of 2004 and Repwest offsetting operating expenses during 2006 with approximately $1.4 million of other recoveries.

Pretax earnings from operations were $4.1 million and $1.7 million for the nine months ended September 30, 2006 and 2005.

Oxford Life Insurance Company

Nine MonthsEnded September 30, 2006 compared with the Nine Months Ended September 30, 2005

Net premiums were $92.7 million and $91.2 million for the first nine months ended September 30, 2006 and 2005, respectively. Increases in Medicare supplement, annuity and life premiums of $4.8 million, $1.2 million and $2.2 million, respectively were largely offset by a decrease of $6.8 million in credit premiums. During the nine-month period the acquisition of DGLIC contributed $9.5 million of premium revenue, while the remaining Medicare supplement premiums decreased approximately $4.7 million, primarily due to lapses in excess of new sales. Annuity premiums increased as a result of additional annuitizations during the period. The increase in life premiums is primarily due to increased sales relating to a newly introduced final expense product.

Net investment income was $16.3 million and $15.7 million for the nine months ended September 30, 2006 and 2005, respectively. The increase was primarily due to fewer investment impairments in 2006. Other income decreased $0.8 million in the current nine-month period compared to the nine-month period in the prior year primarily due to declining administrative service revenue.

Benefits incurred were $67.7 million and $65.5 million for the first nine months ended September 30, 2006 and 2005, respectively. Annuities, life, Medicare supplement and other health all had increased benefits in the current period as compared to the prior period with the majority of the increase due to the acquisition of DGLIC. These increases were partially offset by a decrease of $3.7 million in credit insurance benefits.

Amortization of deferred acquisition costs (DAC) and the value of business acquired (VOBA) was $13.0 million and $16.1 million for the first nine months ended September 30, 2006 and 2005, respectively. These costs are amortized for life and health policies as the premium is earned over the term of the policy; and for deferred annuities in relation to interest spreads. Annuity amortization decreased $2.2 million from 2005 primarily due to reduced surrender activity. Increases in Medicare supplement and life amortization were offset by a decrease in credit amortization. Operating expenses were $20.4 million and $20.5 million for the first nine months ended September 30, 2006 and 2005, respectively.

Earnings from operations were $11.7 million and $9.4 million for the first nine months of 2006 and 2005, respectively.

SAC Holding II

Nine MonthsEnded December 31, 2006 compared with the Nine Months Ended December 31, 2005

Listed below are revenues for the major product lines at SAC Holding II for the first nine months of fiscal 2007 and the first nine months of fiscal 2006:
	Nine Months Ended December 31,
	2006	2005
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$7,328	$7,560
Self-storage revenues	14,949	14,030
Self-moving and self-storage products and service sales	12,496	13,002
Other revenue	1,051	949
Segment revenue	$35,824	$35,541

Revenues in the first nine months of fiscal 2007 grew $0.3 million, primarily as a result of improved occupancy and pricing.

Total costs and expenses were $24.6 million in the first nine months of fiscal 2007, compared with $24.8 million in the first nine months of fiscal 2006.

Earnings from operations were $11.3 million in the first nine months of fiscal 2007, compared with $10.7 million in the first nine months of fiscal 2006.

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

At December 31, 2006, cash and cash equivalents totaled $313.1 million, compared with $155.5 million on March 31, 2006. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). The assets of SAC Holding II are completely unavailable to satisfy any of the Company’s obligations. As of December 31, 2006 the cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and obligations of each operating segment were:
	Moving & Storage	RepWest (a)	Oxford (a)	SAC Holding II
Cash & cash equivalents	297,515	7,395	8,221	-
Other financial assets	359,280	416,583	653,543	-
Debt obligations	1,223,405	-	-	75,253

(a) As of September 30, 2006

At December 31, 2006, our Moving and Storage operations (AMERCO, U-Haul and Real Estate) had cash available under existing credit facilities of $320.0 million and were comprised of:
Real estate loan (revolving credit)	$200.0
Construction loan (revolving credit)	40.0
Working capital loan (revolving credit)	20.0
Fleet loan (revolving credit)	60.0
$320.0

Cash provided by operating activities improved $57.4 million in the first nine months of fiscal 2007, compared with fiscal 2006. Operating cash flows for the Moving and Storage segment included a $40.7 million interest repayment from SAC Holdings in fiscal 2007 offset by an additional $34.0 million in estimated federal tax payments, while fiscal 2006 included payments related to the refinancing of debt. The insurance companies operating cash flows increased $40.5 million primarily due to the settlement of an Oxford lawsuit in the amount of $12.8 million, at RepWest a $11.0 million reduction of reinsurance recoverables when compared to 2005, and $14.0 million received from the exchange of related party assets.

Net cash used in investing activities increased $207.6 million in the first nine months of fiscal 2007, compared with fiscal 2006 due primarily to higher capital expenditures in the Moving and Storage segment. Net capital expenditures increased $178.4 million in fiscal 2007 due to planned manufacturing of rental vehicles to rotate our rental fleet. Insurance company investing cash flows decreased $30.8 million as business volume declined.

Cash provided by financing activities increased $116.6 million in the first nine months of fiscal 2007, compared with fiscal 2006. Fiscal 2006 included the Company’s major refinancing while fiscal 2007 contained routine financing.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily reflected new rental equipment acquisitions and the buyouts of existing fleet from TRAC leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment, and externally from lease financing. In the future we anticipate that our internally generated funds will be used to service the existing debt and support operations. U-Haul estimates that during each of the next three fiscal years the Company will reinvest in its truck and trailer rental fleet at least $400.0 million, net of equipment sales. This investment will be funded through external lease financing, debt financing and internally from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Because the Company has utilized all of its net operating loss carry forwards, there will be more of a focus on financing the fleet through asset-backed debt.

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

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment) were $383.2 million and $204.0 million in the first nine months of fiscal 2007 and 2006, respectively. During the first nine months of fiscal 2007 the Company entered into $120.6 million of new equipment leases.

Moving and Storage continues to hold significant cash and has access to additional liquidity. Management may invest these funds in our existing operations or pursue external opportunities in the self-moving and storage market place.

Property and Casualty Insurance

State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, RepWest’s assets are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Stockholder’s equity was $145.3 million and $137.4 million at September 30, 2006 and December 31, 2005, respectively. The increase resulted from $2.7 million in earnings, ($0.5) million of unrealized losses and $5.8 million in additional paid-in capital that resulted from the sale of real estate to affiliated companies. RepWest does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions.

Life Insurance

Oxford manages its financial assets to meet policyholder and other obligations including investment contract withdrawals. Oxford’s net withdrawals for the first nine months of 2006 were $46.7 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Oxford’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Oxford’s stockholder’s equity was $134.5 million and $127.3 million as of September 30, 2006, and December 31, 2005, respectively. The increase is primarily due to earnings. As of September 30, 2006, Oxford was due to make $2.0 million of principal payments to AMERCO on an intercompany surplus note issued in 1998, as well as $2.4 million in interest; Oxford made this payment in December 2006. Oxford had no other notes and loans payable. Oxford’s accounts payable and accrued expenses total approximately $4.5 million.

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

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Cash provided from operating activities were $292.1 million and $247.8 million in the first nine months of fiscal 2007 and 2006, respectively. Fiscal 2007 included $40.7 million in interest repayments from SAC Holdings offset by an additional $34.0 million in federal tax prepayments. Fiscal 2006 included outflows of $44.0 million related to the refinancing.

Property and Casualty Insurance

Cash flows provided (used) by operating activities were $4.4 million and ($19.3) million for the nine months ended September 30, 2006 and 2005, respectively. The increase in cash provided from operating activities is a result of an additional $11.0 million reduction of reinsurance recoverables when compared to 2005, and $14.0 million received from the exchange of related party assets.

RepWest’s cash, cash equivalents and short-term investment portfolio were $84.5 million and $106.2 million at September 30, 2006 and December 31, 2005 respectively. This balance reflects funds in transition from maturity proceeds to long term investments. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs. Capital and operating budgets allow Republic to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Cash flows provided (used) by operating activities were $12.8 million and ($4.0) million, for the first nine months ended September 30, 2006 and 2005, respectively. Included in the operating cash out-flow for the first quarter of 2005 was a $12.8 million litigation settlement, net of a $2.2 million recovery from Oxford’s E&O insurance carrier.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds is available through Oxford’s short-term portfolio. At September 30, 2006 and December 31, 2005, short-term investments amounted to $24.5 million and $33.0 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

SAC Holding II

Cash provided by operating activities were $1.5 million and $3.0 million in the first nine months of fiscal 2007 and 2006, respectively.

Liquidity and Capital Resources-Summary

We believe we have the financial resources needed to meet our business requirements including capital expenditures for the investment in and expansion of our rental fleet, rental equipment and storage space, working capital requirements and our preferred stock dividend program.

The Company’s borrowing strategy is primarily focused on asset-backed financing. As part of this strategy, the Company seeks to ladder maturities and for loans with floating rates, fix these rates through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management feels it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing facilities. At December 31, 2006 the Company had cash availability under existing credit facilities of $320.0 million. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 3 “Borrowings” to the “Notes to Condensed Consolidated Financial Statements.”

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

AMERCO utilizes operating leases for certain rental equipment and facilities with terms expiring substantially through 2012, with the exception of one land lease expiring in 2034. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, AMERCO has guaranteed approximately $181.8 million of residual values at December 31, 2006 for these assets at the end of their respective lease terms. AMERCO has been leasing rental equipment since 1987. Thus far, we have experienced no residual value shortfalls.

Historically AMERCO used off-balance sheet arrangements in connection with the expansion of our self-storage business (see Note 8 “Related Party Transactions” to the “Notes to Condensed Consolidated Financial Statements”). These arrangements were primarily used when the Company’s overall borrowing structure was more limited. The Company does not face similar limitations currently and off-balance sheet arrangements have not been utilized in our self-storage expansion in recent years. In the future the Company will continue to identify and consider off-balance sheet opportunities to the extent such arrangements would be economically advantageous to the Company and its stockholders.

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $17.0 million, and $13.1 million from the above mentioned entities during the first nine months of fiscal 2007 and 2006, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $2.0 million in each of the first nine months of fiscal 2007 and 2006. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At December 31, 2006, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based on equipment rental revenues. During the first nine months of each fiscal year 2007 and 2006, the Company paid the above mentioned entities $29.2 million in commissions pursuant to such dealership contracts.

During the first nine months of fiscal 2007, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater. The Company does not have an equity ownership interest in SAC Holdings. The Company recorded interest income of $14.6 million and $14.3 million, and received cash interest payments of $40.7 million and $9.4 million, from SAC Holdings during the first nine months of fiscal 2007 and 2006, respectively. The cash interest payments for the first nine months of fiscal 2007 included a payment to significantly reduce the outstanding interest receivable from SAC Holdings. The largest aggregate amount of notes receivable outstanding during the first nine months of fiscal 2007 and the aggregate notes receivable balance at December 31, 2006 was $203.7 million, of which $75.1 million is with SAC Holding II and has been eliminated in the consolidating financial statements.

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenue of $27.3 million, expenses of $2.0 million and cash flows of $54.4 million during the first nine months of fiscal 2007. Revenues and commission expenses related to the Dealer Agreements were $134.3 million and $29.2 million, respectively.

Fiscal 2008 Outlook

In the fourth quarter and into fiscal 2008, we are working towards increasing transaction volume and improving product mix and utilization for self-moving equipment rentals. Investing in our truck fleet is a key initiative to reach this goal. During the first nine months of fiscal 2007 we have placed over 16,000 rental trucks in service, along with approximately 2,000 new trailers. We continue to manufacture our mid-size rental trucks and add to our pickup and cargo van fleet. We expect to put into service approximately 6,800 additional vehicles during the last quarter of fiscal 2007. Our current expectation is to continue adding new trucks to the fleet at a similar rate for fiscal 2008. This investment is expected to increase the number of rentable equipment days available to meet our customer demands and to reduce future spending on repair costs and equipment downtime. Revenue growth in the U-Move program could continue to be adversely impacted should our competitors continue with their aggressive pricing strategies.

In the fourth quarter and into fiscal 2008 we are working towards increasing our storage occupancy at existing sites, adding new eMove Storage Affiliates and building new locations. We believe that additional occupancy gains in our current portfolio of locations can be realized in fiscal 2007. The Company continues to evaluate new moving and storage opportunities in the market place.

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation, the risks set forth in “Item 1A. Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ending March 31, 2006, and any updates to such “Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q, as well as the following: the Company’s ability to operate pursuant to the terms of its credit facilities; the Company’s ability to maintain contracts that are critical to its operations; the costs and availability of financing; the Company’s ability to execute its business plan; the Company’s ability to attract, motivate and retain key employees; general economic conditions; fluctuations in our costs to maintain and update our fleet and facilities; our ability to refinance our debt; changes in government regulations, particularly environmental regulations; our credit ratings; the availability of credit; changes in demand for our products; changes in the general domestic economy; the degree and nature of our competition; the resolution of pending litigation against the Company; changes in accounting standards and other factors described in this report or the other documents we file with the SEC. The above factors, the following disclosures, as well as other statements in this report and in the Notes to our Condensed Consolidated Financial Statements, could contribute to or cause such differences, or could cause our stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized. The Company disclaims any intent or obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

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
Notional Amount			Effective Date	Expiration Date	Fixed Rate	Floating Rate

$124,887,977	(a), (c	)	5/10/2006	4/10/2012	5.06%	1 Month LIBOR
139,922,909	(a), (c	)	10/10/2006	10/10/2012	5.57%	1 Month LIBOR
45,811,129	(a), (c	)	7/10/2006	7/10/2013	5.67%	1 Month LIBOR
296,666,667	(a	)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
50,000,000	(b	)	5/17/2004	5/17/2007	3.00%	3 Month LIBOR

(a) interest rate swap agreement
(b) interest rate cap agreement
(c) forward swap

As of December 31, 2006, the Company had approximately $700.0 million of variable rate debt obligations. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would increase future earnings and cash flows by approximately $0.7 million annually (after consideration of the effect of the above derivative contracts).

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 4.6% and 4.2% of our revenue in the first nine months of fiscal 2007 and 2006, respectively, were generated in Canada. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

  Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the CEO, CAO, and U-Haul’s CFO, conducted an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as such term is defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (“Disclosure Controls”) as of the end of the period covered by this Form 10-Q. Our Disclosure Controls are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO, CAO and U-Haul’s CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon the controls evaluation, our CEO, CAO and U-Haul’s CFO have concluded that as of the end of the period covered by this Form 10-Q, our Disclosure Controls were effective.

Inherent Limitations on the Effectiveness of Controls

The Company's management, including the CEO, CAO and U-Haul’s CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

As of December 31, 2006, Edward J. Shoen, Chairman of the Board of Directors and President of AMERCO, James P. Shoen, a director of AMERCO, and Mark V. Shoen, an executive officer of AMERCO, collectively are the owners of 8,967,842 shares (approximately 42.1%) of the outstanding common shares of AMERCO. In addition, on June 30, 2006, Edward J. Shoen, James P. Shoen, Mark V. Shoen, Rosemarie T. Donovan (Trustee of the Shoen Irrevocable Trusts) and Southwest Fiduciary, Inc. (Trustee of the Irrevocable “C” Trusts) (collectively, Reporting Persons) entered into a Stockholder Agreement in which the Reporting Persons agreed to vote as one block in a manner consistent with the Stockholder Agreement and in furtherance of their interests. Pursuant to the Stockholder Agreement, the Reporting Persons appointed James P. Shoen as proxy to vote their collective 10,642,565 shares (approximately 50.001%) of the Company’s common stock as provided for in the agreement. For additional information, see the Schedule 13D filed on July 13, 2006 with the SEC.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

On October 9, 2006, John “J.T.” Taylor was promoted to President of U-Haul International, Inc. Mr. Taylor had served as Executive Vice President of U-Haul since February 1995. He has been a Director of U-Haul since 1990 and associated with the Company since 1981.

Item 6. Exhibits

The following documents are filed as part of this report:
Exhibit Number	Description	Page or Method of Filing
2.1	Joint Plan of Reorganization of AMERCO and AMERCO Real Estate Company	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed October 20, 2003, file no. 1-11255
2.2	Disclosure Statement Concerning the Debtors’ Joint Plan of Reorganization	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed October 20, 2003, file no. 1-11255
2.3	First Amended Joint Plan of Reorganization of AMERCO and AMERCO Real Estate Company	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, file No. 1-11255
2.4	Disclosure Statement Concerning the Debtor’s First Amended Joint Plan of Reorganization	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, file No. 1-11255
3.1	Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Registration Statement on form S-4 filed March 30, 2004, file number 1-11255
3.2	Restated By-Laws of AMERCO	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file No. 1-11255
3.3	Restated Articles of Incorporation of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2003, file no. 1-11255
3.4	Bylaws of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2003, file no. 1-11255
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO and Chief Executive Officer and Chairman of the Board of U-Haul International, Inc.	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Accounting Officer of AMERCO	Filed herewith
31.3	Rule 13a-14(a)/15d-14(a) Certificate of Robert T. Peterson, Chief Financial Officer of U-Haul International, Inc.	Filed herewith
32.1
Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO and Chief Executive Officer and Chairman of the Board of U-Haul International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

AMERCO

Date: February 7, 2007         /s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date: February 7, 2007      /s/ Jason A. Berg
Jason A. Berg
Chief Accounting Officer
(Principal Financial Officer)

U-HAUL INTERNATIONAL, INC.

Date: February 7, 2007      /s/ Edward J. Shoen
Edward J. Shoen
Chief Executive Officer and Chairman of the Board
(Duly Authorized Officer)

Date: February 7, 2007       /s/ Robert T. Peterson
Robert T. Peterson
Chief Financial Officer
(Principal Financial Officer)