Form 10-Q
period 2007-06-30
AMERCO /NV/; U HAUL INTERNATIONAL INC
filed 2007-08-09
CIK 4457, 4458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

20,059,314 shares of AMERCO Common Stock, $0.25 par value, were outstanding at August 1, 2007.

5,385 shares of U-Haul International, Inc. Common Stock, $0.01 par value, were outstanding at August 1, 2007.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2007	2007
	(Unaudited)
	(In thousands)
ASSETS
Cash and cash equivalents	$161,629	$75,272
Reinsurance recoverables and trade receivables, net	190,885	184,617
Notes and mortgage receivables, net	2,068	1,669
Inventories, net	64,998	67,023
Prepaid expenses	47,423	52,080
Investments, fixed maturities and marketable equities	674,036	681,801
Investments, other	170,731	178,699
Deferred policy acquisition costs, net	40,645	44,514
Other assets	325,493	95,123
Related party assets	240,056	245,179
	1,917,964	1,625,977
Property, plant and equipment, at cost:
Land	204,704	202,917
Buildings and improvements	817,433	802,289
Furniture and equipment	306,502	301,751
Rental trailers and other rental equipment	202,341	200,208
Rental trucks	1,725,380	1,604,123
SAC Holding II - property, plant and equipment	81,034	80,349
	3,337,394	3,191,637
Less: Accumulated depreciation	(1,301,975)	(1,294,566)
Total property, plant and equipment	2,035,419	1,897,071
Total assets	$3,953,383	$3,523,048
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$267,163	$251,197
AMERCO's notes and loans payable	1,582,793	1,181,165
SAC Holding II notes and loans payable, non-recourse to AMERCO	74,545	74,887
Policy benefits and losses, claims and loss expenses payable	767,246	768,751
Liabilities from investment contracts	373,632	386,640
Other policyholders' funds and liabilities	10,697	10,563
Deferred income	16,246	16,478
Deferred income taxes	113,101	113,170
Related party liabilities	2,474	2,099
Total liabilities	3,207,897	2,804,950
Commitments and contingencies (notes 3, 7 and 8)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and outstanding as of June 30 and March 31, 2007	-	-
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of June 30 and March 31, 2007	-	-
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of June 30, 2007 and March 31, 2007	-	-
Common stock of $0.25 par value, 150,000,000 shares authorized; 41,985,700
issued as of June 30, 2007 and March 31, 2007	10,497	10,497
Additional paid-in capital	376,090	375,412
Accumulated other comprehensive loss	(26,743)	(41,779)
Retained earnings	894,637	849,300
Cost of common shares in treasury, net (21,926,386 shares as of
June 30, 2007 and 21,440,387 as of March 31, 2007)	(501,165)	(467,198)
Unearned employee stock ownership plan shares	(7,830)	(8,134)
Total stockholders' equity	745,486	718,098
Total liabilities and stockholders' equity	$3,953,383	$3,523,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended June 30,
	2007	2006
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$396,136	$407,234
Self-storage revenues	32,036	30,431
Self-moving and self-storage products and service sales	68,655	67,451
Property management fees	3,947	3,847
Life insurance premiums	29,187	30,919
Property and casualty insurance premiums	5,916	5,382
Net investment and interest income	14,369	13,475
Other revenue	7,912	7,933
Total revenues	558,158	566,672

Costs and expenses:
Operating expenses	273,331	261,379
Commission expenses	47,923	49,536
Cost of sales	34,648	32,316
Benefits and losses	29,277	30,606
Amortization of deferred policy acquisition costs	3,917	5,626
Lease expense	32,738	37,372
Depreciation, net of (gains) losses on disposals	44,265	39,671
Total costs and expenses	466,099	456,506

Earnings from operations	92,059	110,166
Interest expense	(23,771)	(18,462)
Pretax earnings	68,288	91,704
Income tax expense	(26,536)	(36,283)
Net earnings	41,752	55,421
Less: Preferred stock dividends	(3,241)	(3,241)
Earnings available to common shareholders	$38,511	$52,180
Basic and diluted earnings per common share	$1.93	$2.50
Weighted average common shares outstanding: Basic and diluted	19,937,152	20,897,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Quarter Ended June 30,
	2007	2006
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$41,752	$55,421
Other comprehensive income (loss), net of tax:
Foreign currency translation	5,627	1,922
Unrealized gain (loss) on investments, net	1,220	(2,586)
Fair market value of cash flow hedges	8,189	1,215
Total comprehensive income	$56,788	$55,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended June 30,
	2007	2006
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Net earnings	$41,752	$55,421
Adjustments required to convert net earnings to the cash basis:
Depreciation	55,233	40,666
Amortization of deferred policy acquisition costs	3,917	5,626
Change in provision for losses on trade receivables	166	(32)
Change in provision for losses on mortgage notes	10	(10)
Change in provision for inventory reserves	(190)	-
Net gain on sale of real and personal property	(10,968)	(995)
Net loss on sale of investments	83	553
Deferred income taxes	6,166	14,253
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(6,075)	17,780
Inventories	2,067	(3,201)
Prepaid expenses	12,863	(3,079)
Capitalization of deferred policy acquisition costs	(1,315)	(2,386)
Other assets	(11,191)	2,132
Related party assets	5,909	28,624
Accounts payable and accrued expenses	11,110	14,561
Policy benefits and losses, claims and loss expenses payable	(1,411)	(14,610)
Other policyholders' funds and liabilities	133	(1,273)
Deferred income	(306)	2,257
Related party liabilities	(826)	(6,083)
Net cash provided by operating activities	107,127	150,204

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(224,680)	(166,999)
Short term investments	(62,247)	(53,131)
Fixed maturities investments	(12,586)	(32,272)
Real estate	(270)	-
Mortgage loans	(2,783)	(7,305)
Proceeds from sale of:
Property, plant and equipment	54,128	28,692
Short term investments	70,238	82,228
Fixed maturities investments	20,475	21,852
Cash received in excess of purchase for company acquired	-	1,233
Equity securities	46	-
Preferred stock	2,625	125
Real estate	-	877
Mortgage loans	2,615	2,086
Payments from notes and mortgage receivables	48	403
Net cash used by investing activities	(152,391)	(122,211)

Cash flows from financing activities:
Borrowings from credit facilities	445,294	87,376
Principal repayments on credit facilities	(44,800)	(8,136)
Debt issuance costs	(8,880)	(1,437)
Leveraged Employee Stock Ownership Plan - repayments from loan	304	285
Treasury stock repurchases	(33,966)	-
Securitization deposits	(210,308)	-
Preferred stock dividends paid	(3,241)	(3,241)
Investment contract deposits	4,027	4,251
Investment contract withdrawals	(17,035)	(20,843)
Net cash provided by financing activities	131,395	58,255

Effects of exchange rate on cash	226	151

Increase in cash equivalents	86,357	86,399
Cash and cash equivalents at the beginning of period	75,272	155,459
Cash and cash equivalents at the end of period	$161,629	$241,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The first fiscal quarter for AMERCO ends on the 30th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31st of March for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. The Company discloses any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2007 and 2006 correspond to fiscal 2008 and 2007 for AMERCO.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars. Certain amounts reported in previous years have been reclassified to conform to the current presentation.

The consolidated financial statements for the first quarter of fiscal 2008 and fiscal 2007, and the balance sheet as of March 31, 2007 include the accounts of AMERCO, its wholly-owned subsidiaries and SAC Holding II Corporation and its subsidiaries (“SAC Holding II”).

The condensed consolidated balance sheet as of June 30, 2007 and the related condensed consolidated statements of operations, comprehensive income, and cash flow for the first quarter of fiscal 2008 and 2007 are unaudited.

In our opinion, all adjustments necessary for the fair presentation of such condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The information in this 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the AMERCO 2007 Form 10-K.

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

Christian Fidelity Life Insurance Company (“CFLIC”) and its wholly-owned subsidiary

Dallas General Life Insurance Company (“DGLIC”),

Unless the context otherwise requires, the term “Company,” “we,” “us” or “our” refers to AMERCO and all of its legal subsidiaries.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Description of Operating Segments

AMERCO has four reportable segments. They are Moving and Storage, Property and Casualty Insurance, Life Insurance and SAC Holding II.

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

Life Insurance includes Oxford and its wholly-owned subsidiaries. Oxford originates and reinsures annuities, ordinary life and Medicare supplement insurance. Oxford also administers the self-insured employee health and dental plans for Arizona employees of the Company.

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

The shares used in the computation of the Company’s basic and diluted earnings per common share were as follows:
	Quarter Ended June 30,
	2007	2006
	(Unaudited)
Basic and diluted earnings per common share	$1.93	$2.50

Weighted average common shares outstanding: Basic and diluted	19,937,152	20,897,688

The weighted average common shares outstanding listed above exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares net of shares committed to be released were 331,802 and 380,658 as of June 30, 2007 and June 30, 2006, respectively.

6,100,000 shares of preferred stock have been excluded from the weighted average shares outstanding calculation because they are not common stock and they are not convertible into common stock.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3. Borrowings

Long-Term Debt

Long-term debt was as follows:
			June 30,	March 31,
	2008 Rate (a)	Maturities	2007	2007
			(Unaudited)
			(In thousands)
Real estate loan (amortizing term)	6.93%	2018	$292,500	$295,000
Real estate loan (revolving credit)	-	2018	-	-
Senior mortgages	5.47%-5.75%	2015	519,555	521,332
Construction loan (revolving credit)	6.82%	2009	21,700	-
Working capital loan (revolving credit)	-	2008	-	-
Fleet loans (amortizing term)	6.11%-7.42%	2012-2014	345,444	364,833
Fleet loans (securitization)	5.40%-5.56%	2010-2014	303,594	-
Fleet loan (revolving credit)	6.69%	2011	100,000	-
Total AMERCO notes and loans payable			$1,582,793	$1,181,165

(a) Interest rate as of June 30, 2007, including the effect of applicable hedging instruments

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. The lender is Merrill Lynch Commercial Finance Corp. The original amount of the Real Estate Loan was $465.0 million with an original maturity date of June 10, 2010. On August 18, 2006, the loan was amended to increase the availability to $500.0 million and extend the final maturity date to August 2018. The loan is comprised of a term loan facility with initial availability of $300.0 million and a revolving credit facility with an availability of $200.0 million. As of June 30, 2007 the outstanding balance on the Real Estate Loan was $292.5 million, with no portion of the revolver drawn down. U-Haul International, Inc. is a guarantor of this loan.

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

The interest rate, per the provisions of the amended Loan Agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At June 30, 2007 the applicable LIBOR was 5.32% and the applicable margin was 1.50%, the sum of which was 6.82%. The applicable margin ranges from 1.50% to 2.00%. The rate on the term facility portion of the loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin.

The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. The lenders for these senior mortgages are Merrill Lynch Mortgage Lending, Inc. and Morgan Stanley Mortgage Capital, Inc. These senior mortgages loan balances as of June 30, 2007 were in the aggregate amount of $462.9 million and are due July 2015. The senior mortgages require average monthly principal and interest payments of $3.0 million with the unpaid loan balance and accrued and unpaid interest due at maturity. The senior mortgages are secured by certain properties owned by the borrowers. The interest rates, per the provisions of these senior mortgages, are 5.68% per annum for the Merrill Lynch Mortgage Lending Agreement and 5.52% per annum for the Morgan Stanley Mortgage Capital Agreement. The default provisions of these senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

U-Haul Company of Canada is the borrower under a mortgage backed loan, which we also classify as a senior mortgage. The loan was arranged by Merrill Lynch Canada and the loan balance as of June 30, 2007 was $10.3 million ($11.0 million Canadian currency). The loan is secured by certain properties owned by the borrower. The loan was entered into on June 29, 2005 at a rate of 5.75%. The loan requires monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. It has a twenty-five year amortization with a maturity of July 1, 2015. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

A subsidiary of Amerco Real Estate Company is a borrower under a mortgage backed loan, which we also classify as a senior mortgage. The lender is Morgan Stanley Mortgage Capital, Inc. and the loan balance as of June 30, 2007 was $23.3 million. The loan was entered into on August 17, 2005 at a rate of 5.47%. The loan is secured by certain properties owned by the borrower. The loan requires monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. It has a twenty-five year amortization with a maturity of September 17, 2015. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Finally, various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under a mortgage backed loan. The lender is Lehman Brothers Bank, FSB and the loan balance as of June 30, 2007 was $23.0 million. The loan was entered into on October 6, 2005 at a rate of 5.72%. The loan is secured by certain properties owned by the borrower. The loan requires monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. It has a twenty-five year amortization with a maturity of October 11, 2015. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Construction / Working Capital Loans

Amerco Real Estate Company and a subsidiary of U-Haul International, Inc. entered into a revolving credit facility with MidFirst Bank effective June 29, 2006. The maximum amount that can be drawn at any one time is $40.0 million. The final maturity is June 2009. As of June 30, 2007 the outstanding balance was $21.7 million.

The Construction Loan requires monthly interest only payments with the principal and any accrued and unpaid interest due at maturity. The loan can be used to develop new or existing storage properties. The loan is secured by the properties being constructed. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 1.50%. At June 30, 2007 the applicable LIBOR was 5.32% and the applicable margin was 1.50%, the sum of which was 6.82%. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Amerco Real Estate Company is a borrower under an asset backed facility. The lender is JP Morgan Chase Bank, and the facility is in the amount of $20.0 million. The loan was entered into on November 27, 2006 and is secured by certain properties owned by the borrower. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 1.50%. The loan agreement provides for revolving loans, subject to the terms of the loan agreement with final maturity in November 2008, subject to a one year extension. The loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. At June 30, 2007 the facility was fully available.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under an amortizing term loan. The lender is Merrill Lynch Commercial Finance Corp. The Company’s outstanding balance at June 30, 2007 was $112.3 million and the final maturity is April 2012.

The Merrill Lynch Rental Truck Amortizing Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The Merrill Lynch Rental Truck Amortizing Loan was used to purchase new trucks. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin between 1.50% and 1.75%. At June 30, 2007, the applicable LIBOR was 5.32% and the applicable margin was 1.75%, the sum of which was 7.07%. The interest rate is hedged with an interest rate swap fixing the rate at 6.81% based on the current margin. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

U-Haul International, Inc. and several of its subsidiaries are borrowers under an amortizing term loan. The lender is BTMU Capital Corporation (“BTMU”). The Company’s outstanding balance at June 30, 2007 was $126.3 million, and the final maturity is October 2012.

The BTMU Rental Truck Amortizing Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The BTMU Rental Truck Amortizing Loan was used to purchase new trucks. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin between 1.25% and 1.75%. At June 30, 2007 the applicable LIBOR was 5.32% and the applicable margin was 1.75%, the sum of which was 7.07%. The interest rate is hedged with an interest rate swap fixing the rate at 7.32% based on the current margin. AMERCO and U-Haul International, Inc. are guarantors of the loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

U-Haul International, Inc. and several of its subsidiaries are borrowers under an amortizing term loan. The lender is Bayerische Hypo-und Vereinsbank AG (“HVB”). The Company’s outstanding balance at June 30, 2007 was $40.8 million and its final maturity is July 2013.

The HVB Rental Truck Amortizing Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The HVB Rental Truck Amortizing Loan was used to purchase new trucks. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin between 1.25% and 1.75%. At June 30, 2007 the applicable LIBOR was 5.32% and the applicable margin was 1.75%, the sum of which was 7.07%. The interest rate is hedged with an interest rate swap fixing the rate at 7.42% based on the current margin. U-Haul International, Inc. is a guarantor of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

U-Haul International, Inc. and several of its subsidiaries are borrowers under an amortizing term loan. The lender is U.S. Bancorp Equipment Finance, Inc. (“U.S. Bank”). The Company’s outstanding balance at June 30, 2007 was $28.0 million and its final maturity is February 2014.

The U.S. Bank Rental Truck Amortizing Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The U.S. Bank Rental Truck Amortizing Loan was used to purchase new trucks. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin between 0.900% and 1.125%. At June 30, 2007 the applicable LIBOR was 5.32% and the applicable margin was 1.13%, the sum of which was 6.45%. The interest rate is hedged with an interest rate swap fixing the rate at 6.37% based on the current margin. AMERCO and U-Haul International, Inc. are guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

U-Haul International, Inc. and several of its subsidiaries are borrowers under an amortizing term loan. The lenders are HSBC Bank US, NA and KBC Bank, NV (“HSBC/KBC”). The Company’s outstanding balance at June 30, 2007 was $38.0 million and its final maturity is March 2014.

The HSBC/KBC Rental Truck Amortizing Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The HSBC/KBC Rental Truck Amortizing Loan was used to purchase new trucks. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin between 0.900% and 1.125%. At June 30, 2007 the applicable LIBOR was 5.32% and the applicable margin was 1.13%, the sum of which was 6.45%. The interest rate is hedged with an interest rate swap fixing the rate at 6.11% based on the current margin. AMERCO is a guarantor of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Rental Truck Securitizations

U-Haul S Fleet and its subsidiaries (collectively, “USF”) issued a $217.0 million asset-backed note (“Boxed-Truck Note”) and a $86.6 million asset-backed note (“Cargo Van/Pickup Note”) on June 1, 2007. USF is a bankruptcy-remote special purpose entity wholly-owned by U-Haul International, Inc. The net proceeds from these securitized transactions will be used to finance new box truck, cargo van and pickup truck purchases throughout fiscal 2008. The assets of these special purpose entities will not be available to satisfy the claims of AMERCO’s general creditors. U.S. Bank, NA acts as the trustee for this securitization.

The Boxed Truck Note has a fixed interest rate of 5.56% with an estimated final maturity of February 2014. At June 30, 2007 the outstanding balance was $217.0 million of which $72.5 million has already been used to acquire new box trucks. The note is securitized by the box trucks being purchased and operating cash flows associated with their operation. The unused portion of this facility has been recorded as “Other assets” on our balance sheet.

The Cargo Van/Pickup Note has a fixed interest rate of 5.40% with an estimated final maturity of May 2010. At June 30, 2007 the outstanding balance was $86.6 million of which $34.8 million has already been used to acquire new cargo vans and pickup trucks. The note is securitized by the cargo vans and pickup trucks being purchased and the operating cash flows associated with their operation. The unused portion of this facility has been recorded as “Other assets” on our balance sheet.

The Box Truck Note and Cargo Van/Pickup Note have the benefit of financial guaranty insurance policies through Ambac Assurance Corporation. These policies guarantee the timely payment of interest on and the ultimate payment of the principal of the notes.

The Box Truck Note and the Cargo Van/Pickup Note are subject to certain covenants with respect to liens, additional indebtedness of the special purpose entities, the disposition of assets and other customary covenants of bankruptcy-remote special purpose entities. The default provisions of the notes include non-payment of principal or interest and other standard reporting and change in control covenants.

Revolving Credit Agreement

U-Haul International, Inc. and several of its subsidiaries are borrowers under a revolving credit facility. The lender is Merrill Lynch Commercial Finance Corp. The original amount that could be drawn was $150.0 million with an original maturity date of July 2010. On March 12, 2007, the revolving credit agreement was amended to limit the maximum amount that can be drawn to $100.0 million and extended the final maturity to March 2011. As of June 30, 2007, the outstanding balance was $100.0 million.

The revolving credit agreement requires monthly interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The revolving credit agreement is secured by various older rental trucks. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin. At June 30, 2007, the applicable LIBOR was 5.32% and the applicable margin was 1.37%, the sum of which was 6.69%. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Annual Maturities of AMERCO Consolidated Notes and Loans Payable

The annual maturities of AMERCO consolidated long-term debt as of June 30, 2007 for the next five years and thereafter is as follows:
	Year Ending June 30,
	2008	2009	2010	2011	2012	Thereafter
	(Unaudited)
	(In thousands)
Notes payable, secured	$111,268	$129,791	$165,294	$165,155	$118,732	$892,553

SAC Holding II Notes and Loans Payable to Third Parties

SAC Holding II notes and loans payable to third parties, other than AMERCO, were as follows:
	June 30,	March 31,
	2007	2007
	(Unaudited)
	(In thousands)
Notes payable, secured, 7.87% interest rate, due 2027	$74,545	$74,887

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

On March 15, 2004, the SAC entities issued $200.0 million aggregate principal amount of 8.5% senior notes due 2014 (the “new SAC notes”). SAC Holding Corporation and SAC Holding II Corporation are jointly and severally liable for these obligations. The proceeds from this issuance flowed exclusively to SAC Holding Corporation and as such SAC Holding II had recorded no liability for this. On August 30, 2004, SAC Holdings paid down $43.2 million on this note. On June 22, 2007, SAC Holdings repaid the balance of the new SAC notes and terminated the related indenture. No funds from SAC Holding II were used as part of this transaction.

Annual Maturities of SAC Holding II Notes and Loans Payable to Third Parties

The annual maturities of SAC Holding II long-term debt as of June 30, 2007 for the next five years and thereafter is as follows:
	Year Ending June 30,
	2008	2009	2010	2011	2012	Thereafter
	(Unaudited)
	(In thousands)
Notes payable, secured	$1,469	$1,608	$1,740	$1,884	$2,037	$65,807

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

U-Haul’s annual lease payments under the new lease are approximately $10.0 million per year, with Consumer Price Index (“CPI”) inflation adjustments beginning in the sixth year of the lease. The lease term is ten years, with a renewal option for an additional ten years. Upon closing of the W. P. Carey Transactions, we made a $5.0 million security deposit.

The property management agreement we entered into with Mercury provides that Mercury will pay U-Haul a management fee based on gross self-storage rental revenues generated by the properties. During the first quarter of fiscal 2008 and 2007, U-Haul received cash payments of $2.3 million and $0.4 million, respectively in management fees from Mercury.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4. Interest on Borrowings

Interest Expense

Expenses associated with loans outstanding were as follows:
	Quarter Ended June 30,
	2007	2006
	(Unaudited)
	(In thousands)
Interest expense	$22,123	$16,557
Capitalized interest	(283)	(42)
Amortization of transaction costs	881	1,298
Interest income resulting from derivatives	(453)	(863)
Total AMERCO interest expense	22,268	16,950
SAC Holding II interest expense	3,231	3,394
Less: Intercompany transactions	1,728	1,882
Total SAC Holding II interest expense	1,503	1,512
Total	$23,771	$18,462

Interest paid in cash by AMERCO amounted to $20.1 million and $16.1 million for the first quarter of fiscal 2008 and 2007, respectively.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations. We have used interest rate swap and interest rate cap agreements to provide for matching the gain or loss recognition on the hedging instrument with the recognition of the changes in the cash flows associated with the hedged asset or liability attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. As of June 30, 2007, the Company had approximately $759.6 million of variable rate debt obligations. On June 8, 2005, the Company entered into separate interest rate swap contracts for $100.0 million of our variable rate debt over a three year term and for $100.0 million of our variable rate debt over a five year term, which were designated as cash flow hedges effective July 1, 2005. These swap contracts were cancelled on August 16, 2006 in conjunction with our amendment of the Real Estate Loan and we entered into a new interest rate swap contract for $300.0 million of our variable rate debt over a twelve year term effective on August 18, 2006. On May 13, 2004, the Company entered into separate interest rate cap contracts for $200.0 million of our variable rate debt over a two year term and for $50.0 million of our variable rate debt over a three year term; however, these contracts were dedesignated as cash flow hedges effective July 11, 2005 when the Real Estate Loan was paid down by $222.4 million. The $200.0 million interest rate cap contract expired on May 17, 2006 and the $50.0 million interest rate cap contract expired on May 17, 2007. On November 15, 2005, the Company entered into a forward starting interest rate swap contract for $142.3 million of a variable rate debt over a six year term that started on May 10, 2006. On June 21, 2006, the Company entered into a forward starting interest rate swap contract for $50.0 million of our variable rate debt over a seven year term that started on July 10, 2006. On June 9, 2006, the Company entered into a forward starting interest rate swap contract for $144.9 million of a variable rate debt over a six year term that started on October 10, 2006. On February 9, 2007, the Company entered into an interest rate swap contract for $30.0 million of our variable rate debt over a seven year term that started on February 12, 2007. On March 8, 2007, the Company entered into two separate interest rate swap contracts each for $20.0 million of our variable rate debt over a seven year term that started on March 10, 2007. These interest rate swap agreements were designated cash flow hedges on their effective dates.

The interest rate cap agreement is no longer designated as a hedge as it was replaced with an interest rate swap agreement when the associated debt was replaced in fiscal 2007. Therefore all changes in the interest rate caps fair value (including changes in the option’s time value), are recorded to earnings. Previously the change in each caplets’ respective allocated fair value amount was reclassified out of accumulated other comprehensive income into earnings when each of the hedged forecasted transactions (the quarterly interest payments) impact earnings and when interest payments are either made or received. For the quarters ended June 30, 2007 and June 30, 2006, the Company recorded interest income related to these cap agreements of $0.1 million and $0.3 million, respectively. The interest income amounts consisted of $0.2 million and $0.8 million of interest expense representing the portion of the caps in excess of the balance of related debt that impacted earnings during the quarters ended June 30, 2007 and 2006, respectively, net of cash received of $0.3 million and $1.1 million, respectively.

The hedging relationship of the interest rate swap agreements is not considered to be perfectly effective. Therefore, for each reporting period an effectiveness test is performed. For the portion of the change in the interest rate swaps fair value deemed effective, this is charged to accumulated other comprehensive income. The remaining ineffective portion is charged to interest expense for the period. For the quarters ended June 30, 2007 and June 30, 2006, the Company recorded interest income related to these swap agreements of $0.5 million, all of which represented the ineffective component of the swaps that impacted earnings during the period.

Interest Rates

Interest rates and Company borrowings were as follows:
	Revolving Credit Activity
	Quarter Ended June 30,
	2007	2006
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	6.72%	6.74%
Interest rate at the end of the quarter	6.71%	6.92%
Maximum amount outstanding during the quarter	$138,700	$90,000
Average amount outstanding during the quarter	$101,269	$90,000
Facility fees	$69	$57

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5. Stockholders Equity

On September 13, 2006, we announced that our Board of Directors (the “Board”) had authorized us to repurchase up to $50.0 million of our common stock. The stock may be repurchased by the Company from time to time on the open market between September 13, 2006 and October 31, 2007. On March 9, 2007, the Board authorized an increase in the Company’s common stock repurchase program to a total aggregate amount, net of brokerage commissions, of $115.0 million (which amount is inclusive of the $50.0 million common stock repurchase program approved by the Board in 2006). As with the original program, the Company may repurchase stock from time to time on the open market until October 31, 2007. The extent to which the Company repurchases its shares and the timing of such purchases will depend upon market conditions and other corporate considerations. The purchases will be funded from available working capital. During the first quarter of fiscal 2008, we repurchased 485,999 shares.

The repurchases made by the Company were as follows:

Period	Total # of Shares Repurchased	Average Price Paid per Share (1)	Total # of Shares Repurchased as Part of Publicly Announced Plan	Total $ of Shares Repurchased as Part of Publicly Announced Plan	Maximum $ of Shares That May Yet be Repurchased Under the Plan

April 1 - 30, 2007	196,232	$69.94	196,232	$13,723,504	$52,170,394
May 1 - 31, 2007	218,090	69.85	218,090	15,234,536	36,935,858
June 1 - 30, 2007	71,677	69.87	71,677	5,008,018	31,927,840
First Quarter Total	485,999	$69.89	485,999	$33,966,058

Cumulative Plan Total	1,225,290	$67.80	1,225,290	$83,072,160

6. Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components, net of tax, were as follows:
	Foreign Currency Translation	Unrealized Gain (Loss) on Investments	Fair Market Value of Cash Flow Hedge	Adjustment to initially apply FASB Statement No. 158	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)
Balance at March 31, 2007	$(36,166)	$(355)	$(5,105)	$(153)	$(41,779)
Foreign currency translation	5,627	-	-	-	5,627
Unrealized gain on investments	-	1,220	-	-	1,220
Change in fair market value of cash flow hedge	-	-	8,189	-	8,189
Balance at June 30, 2007	$(30,539)	$865	$3,084	$(153)	$(26,743)

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. Contingent Liabilities and Commitments

The Company leases a portion of its rental equipment and certain of its facilities under operating leases with terms that expire at various dates substantially through 2012, with the exception of one land lease expiring in 2034. At June 30, 2007, AMERCO has guaranteed $172.3 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, the Company has the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. AMERCO has been leasing equipment since 1987 and has experienced no material losses related to these types of residual rate guarantee.

Lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
	(Unaudited)
		(In thousands)
Year-ended June 30:
2008	$12,453	$112,435	$124,888
2009	12,212	97,109	109,321
2010	11,786	82,733	94,519
2011	11,641	63,595	75,236
2012	11,159	47,658	58,817
Thereafter	25,236	47,757	72,993
Total	$84,487	$451,287	$535,774

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8. Contingencies

Shoen

On September 24, 2002, Paul F. Shoen filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Paul F. Shoen vs. SAC Holding Corporation et al., CV02-05602, seeking damages and equitable relief on behalf of AMERCO from SAC Holdings and certain current and former members of the AMERCO Board of Directors, including Edward J. Shoen, Mark V. Shoen and James P. Shoen as defendants. AMERCO is named a nominal defendant for purposes of the derivative action. The complaint alleges breach of fiduciary duty, self-dealing, usurpation of corporate opportunities, wrongful interference with prospective economic advantage and unjust enrichment and seeks the unwinding of sales of self-storage properties by subsidiaries of AMERCO to SAC Holdings prior to the filing of the complaint. The complaint seeks a declaration that such transfers are void as well as unspecified damages. On October 28, 2002, AMERCO, the Shoen directors, the non-Shoen directors and SAC Holdings filed Motions to Dismiss the complaint. In addition, on October 28, 2002, Ron Belec filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Ron Belec vs. William E. Carty, et al., CV 02-06331 and on January 16, 2003, M.S. Management Company, Inc. filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned M.S. Management Company, Inc. vs. William E. Carty, et al., CV 03-00386. Two additional derivative suits were also filed against these parties. These additional suits are substantially similar to the Paul F. Shoen derivative action. The five suits assert virtually identical claims. In fact, three of the five plaintiffs are parties who are working closely together and chose to file the same claims multiple times. These lawsuits alleged that the AMERCO Board lacked independence. In reaching its decision to dismiss these claims, the court determined that the AMERCO Board of Directors had the requisite level of independence required in order to have these claims resolved by the Board. The court consolidated all five complaints before dismissing them on May 28, 2003. Plaintiffs appealed and, on July 13, 2006, the Nevada Supreme Court reviewed and remanded the claim to the trial court for proceedings consistent with its ruling, allowing the plaintiffs to file an amended complaint and plead in addition to substantive claims, demand futility. On November 8, 2006, the nominal plaintiffs filed an Amended Complaint. On December 22, 2006, the defendants filed Motions to Dismiss. Briefing was concluded on February 21, 2007. On March 29, 2007, the Court denied AMERCO’s motion to dismiss regarding the issue of demand futility. On March 30, 2007, the Court heard oral argument on the remainder of the Defendants’ Motions to Dismiss and requested supplemental briefing. The supplemental briefs were filed on May 14, 2007.

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

Based upon the information currently available to Real Estate, compliance with the environmental laws and its share of the costs of investigation and cleanup of known hazardous waste sites are not expected to have a material adverse effect on AMERCO’s financial position or operating results. Real Estate expects to spend approximately $7.7 million in total through 2011 to remediate these properties.

Other

The Company is named as a defendant in various other litigation and claims arising out of the normal course of business. In management’s opinion none of these other matters will have a material effect on the Company’s financial condition and ongoing results of operations.

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

SAC Holdings was established in order to acquire self-storage properties. These properties are being managed by the Company pursuant to management agreements. The sale of self-storage properties by the Company to SAC Holdings has in the past provided significant cash flows to the Company.

Management believes that its past sales of self-storage properties to SAC Holdings has provided a unique structure for the Company to earn moving equipment rental revenues and property management fee revenues from the SAC Holdings self-storage properties that the Company manages.

During the first quarter of fiscal 2008 subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”), wholly-owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. The Company does not have an equity ownership interest in SAC Holdings. The Company recorded interest income of $4.6 million and $5.3 million, and received cash interest payments of $4.6 million and $34.2 million, from SAC Holdings during the first quarter of fiscal 2008 and 2007, respectively. The cash interest payments for the first quarter of fiscal 2007 included a payment to significantly reduce the outstanding interest receivable from SAC Holdings. The largest aggregate amount of notes receivable outstanding during the first quarter of fiscal 2008 and the aggregate notes receivable balance at June 30, 2007 was $203.7 million, of which $75.1 million is with SAC Holding II and has been eliminated in the consolidating financial statements. In accordance with the terms of these notes, SAC Holdings, may repay the notes without penalty or premium.

Interest accrues on the outstanding principal balance of junior notes of SAC Holdings that the Company holds at a 9.0% rate per annum. A fixed portion of that basic interest is paid on a monthly basis. Additional interest can be earned on notes totaling $142.3 million of principal depending upon the amount of remaining basic interest and the cash flow generated by the underlying property. This amount is referred to as the “cash flow-based calculation.”

To the extent that this cash flow-based calculation exceeds the amount of remaining basic interest, contingent interest is paid on the same monthly date as the fixed portion of basic interest. To the extent that the cash flow-based calculation is less than the amount of remaining basic interest, the additional interest payable on the applicable monthly date is limited to the amount of that cash flow-based calculation. In such a case, the excess of the remaining basic interest over the cash flow-based calculation is deferred. In addition, subject to certain contingencies, the junior notes provide that the holder of the note is entitled to receive a portion of the appreciation realized upon, among other things, the sale of such property by SAC Holdings. To date, no excess cash flows related to these arrangements have been earned or paid.

During the first quarter of fiscal 2008, AMERCO and U-Haul held various junior notes with Private Mini Storage Realty (“Private Mini”). The equity interests of Private Mini are ultimately controlled by Blackwater. The Company recorded interest income of $1.2 million during the first quarter of both fiscal 2008 and 2007, and received cash interest payments of $1.3 million and $1.2 million, from Private Mini during the first quarter of fiscal 2008 and 2007, respectively. The balance of notes receivable from Private Mini at June 30, 2007 was $69.8 million. The largest aggregate amount outstanding during fiscal 2008 was $70.1 million.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $10.1 million and $4.4 million from the above mentioned entities during the first quarter of fiscal 2008 and 2007, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $0.6 million and $0.7 million in first quarter of fiscal 2008 and 2007, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At June 30, 2007, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based upon equipment rental revenues. During the first quarter of fiscal 2008 and 2007, the Company paid the above mentioned entities $9.8 million and $10.1 million, respectively in commissions pursuant to such dealership contracts.

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $10.0 million, expenses of $0.6 million and cash flows of $13.4 million during the first quarter of fiscal 2008. Revenues and commission expenses related to the Dealer Agreements were $46.2 million and $9.8 million, respectively.

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

Independent fleet owners own approximately 1.7% of all U-Haul rental trailers. There are approximately 280 independent fleet owners, including certain officers, directors, employees and stockholders of AMERCO. Such AMERCO officers, directors, employees and stockholders owned less than 1.0% of all U-Haul rental trailers during the first quarter of fiscal 2008 and 2007, respectively. Payments to these individuals under this program are de minimis (less than one thousand dollars per quarter, per person). All rental equipment is operated under contract with U-Haul whereby U-Haul administers the operations and marketing of such equipment and in return receives a percentage of rental fees paid by customers. Based on the terms of various contracts, rental fees are distributed to U-Haul (for services as operators), to the fleet owners (including certain subsidiaries and related parties of U-Haul) and to rental dealers (including Company operated U-Haul Centers).

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Related Party Assets
	June 30,	March 31,
	2007	2007
	(Unaudited)
	(In thousands)
Private Mini notes, receivables and interest	$71,670	$71,785
Oxford note receivable from SAC Holding Corporation (a)	5,040	5,040
U-Haul notes receivable from SAC Holding Coporation	123,578	123,578
U-Haul interest receivable from SAC Holding Corporation	23,803	23,361
U-Haul receivable from SAC Holding Corporation	12,969	16,596
U-Haul receivable from Mercury	2,253	4,278
Other	743	541
	$240,056	$245,179

(a) SAC Holding Corporation repaid this note in full April 13, 2007.

Related Party Liabilities
	June 30,	March 31,
	2007	2007
	(Unaudited)
	(In thousands)
SAC Holding II payable to affiliate	$2,474	$2,099

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10. Consolidating Financial Information by Industry Segment

AMERCO has four reportable segments. They are Moving and Storage, Property and Casualty Insurance, Life Insurance and SAC Holding II. Management tracks revenues separately, but does not report any separate measure of the profitability for rental vehicles, rentals of self-storage spaces and sales of products that are required to be classified as a separate operating segment and accordingly does not present these as separate reportable segments. Deferred income taxes are shown as liabilities on the condensed consolidating statements.

This section includes condensed consolidating financial information which presents the condensed consolidating balance sheets as of June 30, 2007 and March 31, 2007 and the related condensed consolidating statements of operations and condensed consolidating cash flow statements for the first quarter of fiscal 2008 and 2007 for:

(a)	Moving and Storage, comprised of AMERCO, U-Haul, and Real Estate and the subsidiaries of U-Haul and Real Estate

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of June 30, 2007 are as follows:
	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$31	$153,619	$23	$-			$153,673	$1,298	$6,658	$-			$161,629	$-	$-			$161,629
Reinsurance recoverables and trade receivables, net	-	24,355	31	-			24,386	154,308	12,191	-			190,885	-	-			190,885
Notes and mortgage receivables, net	-	1,202	866	-			2,068	-	-	-			2,068	-	-			2,068
Inventories, net	-	63,682	-	-			63,682	-	-	-			63,682	1,316	-			64,998
Prepaid expenses	-	47,233	67	-			47,300	-	-	-			47,300	123	-			47,423
Investments, fixed maturities and marketable equities	-	-	-	-			-	154,146	519,890	-			674,036	-	-			674,036
Investments, other	-	1,119	10,735	-			11,854	75,076	83,801	-			170,731	-	-			170,731
Deferred policy acquisition costs, net	-	-	-	-			-	177	40,468	-			40,645	-	-			40,645
Other assets	7	275,488	42,196	-			317,691	1,976	847	-			320,514	4,979	-			325,493
Related party assets	1,173,630	245,234	12,700	(1,106,084)	(d	)	325,480	9,850	5,040	(20,162)	(d	)	320,208	-	(80,152)	(d	)	240,056
	1,173,668	811,932	66,618	(1,106,084)			946,134	396,831	668,895	(20,162)			1,991,698	6,418	(80,152)			1,917,964

Investment in subsidiaries	(191,909)	-	-	473,911	(c	)	282,002	-	-	(282,002)	(c	)	-	-	-			-
Investment in SAC Holding II	(8,944)	-	-	-			(8,944)	-	-	-			(8,944)	-	8,944	(c	)	-
Total investment in subsidiaries and SAC Holding II	(200,853)	-	-	473,911			273,058	-	-	(282,002)			(8,944)	-	8,944			-

Property, plant and equipment, at cost:
Land	-	41,655	163,049	-			204,704	-	-	-			204,704	-	-			204,704
Buildings and improvements	-	116,336	701,097	-			817,433	-	-	-			817,433	-	-			817,433
Furniture and equipment	4,612	283,841	18,049	-			306,502	-	-	-			306,502	-	-			306,502
Rental trailers and other rental equipment	-	202,341	-	-			202,341	-	-	-			202,341	-	-			202,341
Rental trucks	-	1,725,380	-	-			1,725,380	-	-	-			1,725,380	-	-			1,725,380
SAC Holding II - property, plant and equipment (b)	-	-	-	-			-	-	-	-			-	155,246	(74,212)	(e	)	81,034
	4,612	2,369,553	882,195	-			3,256,360	-	-	-			3,256,360	155,246	(74,212)			3,337,394
Less: Accumulated depreciation	(801)	(999,111)	(299,220)	-			(1,299,132)	-	-	-			(1,299,132)	(13,208)	10,365	(e	)	(1,301,975)
Total property, plant and equipment	3,811	1,370,442	582,975	-			1,957,228	-	-	-			1,957,228	142,038	(63,847)			2,035,419
Total assets	$976,626	$2,182,374	$649,593	$(632,173)			$3,176,420	$396,831	$668,895	$(302,164)			$3,939,982	$148,456	$(135,055)			$3,953,383

(a) Balances as of March 31, 2007
(b) Included in this caption is land of $57,169, buildings and improvements of $97,443, and furniture and equipment of $634
(c) Eliminate investment in subsidiaries and SAC Holding II
(d) Eliminate intercompany receivables and payables
(e) Eliminate gain on sale of property from U-Haul to SAC Holding II

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating balance sheets by industry segment as of June 30, 2007 are as follows:
	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$1,585	$254,023	$5,065	$-			$260,673	$-	$5,058	$-			$265,731	$1,432	$-			$267,163
AMERCO's notes and loans payable	-	797,415	785,378	-			1,582,793	-	-	-			1,582,793	-	-			1,582,793
SAC Holding II notes and loans payable, non-recourse to AMERCO	-	-	-	-			-	-	-	-			-	74,545	-			74,545
Policy benefits and losses, claims and loss expenses payable	-	341,692	-	-			341,692	281,623	143,931	-			767,246	-	-			767,246
Liabilities from investment contracts	-	-	-	-			-	-	373,632	-			373,632	-	-			373,632
Other policyholders' funds and liabilities	-	-	-	-			-	7,845	2,852	-			10,697	-	-			10,697
Deferred income	-	15,388	-	-			15,388	-	-	-			15,388	858	-			16,246
Deferred income taxes	184,596	-	-	-			184,596	(39,949)	(2,767)	-			141,880	(2,061)	(26,718)	(d	)	113,101
Related party liabilities	-	1,074,877	39,870	(1,106,084)	(c	)	8,663	3,056	8,443	(20,162)	(c	)	-	82,626	(80,152)	(c	)	2,474
Total liabilities	186,181	2,483,395	830,313	(1,106,084)			2,393,805	252,575	531,149	(20,162)			3,157,367	157,400	(106,870)			3,207,897

Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-			-	-	-	-			-	-	-			-
Series B preferred stock	-	-	-	-			-	-	-	-			-	-	-			-
Series A common stock	-	-	-	-			-	-	-	-			-	-	-			-
Common stock	10,497	540	1	(541)	(b	)	10,497	3,300	2,500	(5,800)	(b	)	10,497	-	-			10,497
Additional paid-in capital	422,161	121,230	147,481	(268,711)	(b	)	422,161	86,121	26,271	(112,392)	(b	)	422,161	-	(46,071)	(d	)	376,090
Additional paid-in capital - SAC Holding II	-	-	-	-			-	-	-	-			-	4,492	(4,492)	(b	)	-
Accumulated other comprehensive income (loss)	(26,743)	(27,608)	-	27,608	(b	)	(26,743)	145	719	(864)	(b	)	(26,743)	-	-			(26,743)
Retained earnings (deficit)	885,695	(387,353)	(328,202)	715,555	(b	)	885,695	54,690	108,256	(162,946)	(b	)	885,695	(13,436)	22,378	(b,d	)	894,637
Cost of common shares in treasury, net	(501,165)	-	-	-			(501,165)	-	-	-			(501,165)	-	-			(501,165)
Unearned employee stock ownership plan shares	-	(7,830)	-	-			(7,830)	-	-	-			(7,830)	-	-			(7,830)
Total stockholders' equity (deficit)	790,445	(301,021)	(180,720)	473,911			782,615	144,256	137,746	(282,002)			782,615	(8,944)	(28,185)			745,486
Total liabilities and stockholders' equity	$976,626	$2,182,374	$649,593	$(632,173)			$3,176,420	$396,831	$668,895	$(302,164)			$3,939,982	$148,456	$(135,055)			$3,953,383

(a) Balances as of March 31, 2007
(b) Eliminate investment in subsidiaries and SAC Holding II
(c) Eliminate intercompany receivables and payables
(d) Eliminate gain on sale of property from U-Haul to SAC Holding II

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating balance sheets by industry segment as of March 31, 2007 are as follows:

	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated

	(In thousands)
Assets:
Cash and cash equivalents	$9	$63,490	$807	$-			$64,306	$4,228	$6,738	$-			$75,272	$-	$-			$75,272
Reinsurance recoverables and trade receivables, net	-	18,343	27	-			18,370	155,172	11,075	-			184,617	-	-			184,617
Notes and mortgage receivables, net	-	1,236	433	-			1,669	-	-	-			1,669	-	-			1,669
Inventories, net	-	65,646	-	-			65,646	-	-	-			65,646	1,377	-			67,023
Prepaid expenses	11,173	40,586	30	-			51,789	-	-	-			51,789	291	-			52,080
Investments, fixed maturities and marketable equities	-	-	-	-			-	156,540	525,261	-			681,801	-	-			681,801
Investments, other	-	1,119	10,714	-			11,833	74,716	92,150	-			178,699	-	-			178,699
Deferred policy acquisition costs, net	-	-	-	-			-	196	44,318	-			44,514	-	-			44,514
Other assets	12	56,264	31,794	-			88,070	1,744	833	-			90,647	4,476	-			95,123
Related party assets	1,180,929	251,288	12,663	(1,113,379)	(d	)	331,501	9,909	5,040	(20,840)	(d	)	325,610	5	(80,436)	(d	)	245,179
	1,192,123	497,972	56,468	(1,113,379)			633,184	402,505	685,415	(20,840)			1,700,264	6,149	(80,436)			1,625,977
Investment in subsidiaries	(235,860)	-	-	514,745	(c	)	278,885	-	-	(278,885)	(c	)	-	-	-			-
Investment in SAC Holding II	(9,256)	-	-	-			(9,256)	-	-	-			(9,256)	-	9,256	(c	)	-
Total investment in subsidiaries and SAC Holding II	(245,116)	-	-	514,745			269,629	-	-	(278,885)			(9,256)	-	9,256			-

Property, plant and equipment, at cost:
Land	-	39,868	163,049	-			202,917	-	-	-			202,917	-	-			202,917
Buildings and improvements	-	103,542	698,747	-			802,289	-	-	-			802,289	-	-			802,289
Furniture and equipment	4,588	279,219	17,944	-			301,751	-	-	-			301,751	-	-			301,751
Rental trailers and other rental equipment	-	200,208	-	-			200,208	-	-	-			200,208	-	-			200,208
Rental trucks	-	1,604,123	-	-			1,604,123	-	-	-			1,604,123	-	-			1,604,123
SAC Holding II - property, plant and equipment (b)	-	-	-	-			-	-	-	-			-	154,561	(74,212)	(e	)	80,349
	4,588	2,226,960	879,740	-			3,111,288	-	-	-			3,111,288	154,561	(74,212)			3,191,637
Less: Accumulated depreciation	(627)	(995,028)	(296,563)	-			(1,292,218)	-	-	-			(1,292,218)	(12,573)	10,225	(e	)	(1,294,566)
Total property, plant and equipment	3,961	1,231,932	583,177	-			1,819,070	-	-	-			1,819,070	141,988	(63,987)			1,897,071
Total assets	$950,968	$1,729,904	$639,645	$(598,634)			$2,721,883	$402,505	$685,415	$(299,725)			$3,510,078	$148,137	$(135,167)			$3,523,048

(a) Balances as of December 31, 2006
(b) Included in this caption is land of $57,169, buildings and improvements of $96,879, and furniture and equipment of $513
(c) Eliminate investment in subsidiaries and SAC Holding II
(d) Eliminate intercompany receivables and payables
(e) Eliminate gain on sale of property from U-Haul to SAC Holding II

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating balance sheets by industry segment as of March 31, 2007 are as follows:

	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$926	$236,830	$4,973	$-			$242,729	$-	$7,083	$-			$249,812	$1,385	$-			$251,197
AMERCO's notes and loans payable	-	406,458	774,707	-			1,181,165	-	-	-			1,181,165	-	-			1,181,165
SAC Holding II notes and loans payable, non-recourse to AMERCO	-	-	-	-			-	-	-	-			-	74,887	-			74,887
Policy benefits and losses, claims and loss expenses payable	-	330,602	-	-			330,602	291,241	146,908	-			768,751	-	-			768,751
Liabilities from investment contracts	-	-	-	-			-	-	386,640	-			386,640	-	-			386,640
Other policyholders' funds and liabilities	-	-	-	-			-	7,633	2,930	-			10,563	-	-			10,563
Deferred income	-	15,629	-	-			15,629	-	-	-			15,629	849	-			16,478
Deferred income taxes	186,594	-	-	-			186,594	(41,223)	(3,167)	-			142,204	(2,263)	(26,771)	(d	)	113,170
Related party liabilities	-	1,077,090	46,139	(1,113,379)	(c	)	9,850	2,411	8,579	(20,840)	(c	)	-	82,535	(80,436)	(c	)	2,099
Total liabilities	187,520	2,066,609	825,819	(1,113,379)			1,966,569	260,062	548,973	(20,840)			2,754,764	157,393	(107,207)			2,804,950
Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-			-	-	-	-			-	-	-			-
Series B preferred stock	-	-	-	-			-	-	-	-			-	-	-			-
Series A common stock	-	-	-	-			-	-	-	-			-	-	-			-
Common stock	10,497	540	1	(541)	(b	)	10,497	3,300	2,500	(5,800)	(b	)	10,497	-	-			10,497
Additional paid-in capital	421,483	121,230	147,481	(268,711)	(b	)	421,483	86,121	26,271	(112,392)	(b	)	421,483	-	(46,071)	(d	)	375,412
Additional paid-in capital - SAC II	-	-	-	-			-	-	-	-			-	4,492	(4,492)	(b	)	-
Accumulated other comprehensive loss	(41,779)	(41,454)	-	41,454	(b	)	(41,779)	(163)	(192)	355	(b	)	(41,779)	-	-			(41,779)
Retained earnings (deficit)	840,445	(408,887)	(333,656)	742,543	(b	)	840,445	53,185	107,863	(161,048)	(b	)	840,445	(13,748)	22,603	(b,d	)	849,300
Cost of common shares in treasury, net	(467,198)	-	-	-			(467,198)	-	-	-			(467,198)	-	-			(467,198)
Unearned employee stock ownership plan shares	-	(8,134)	-	-			(8,134)	-	-	-			(8,134)	-	-	-		(8,134)
Total stockholders' equity (deficit)	763,448	(336,705)	(186,174)	514,745			755,314	142,443	136,442	(278,885)			755,314	(9,256)	(27,960)			718,098
Total liabilities and stockholders' equity	$950,968	$1,729,904	$639,645	$(598,634)			$2,721,883	$402,505	$685,415	$(299,725)			$3,510,078	$148,137	$(135,167)			$3,523,048

(a) Balances as of December 31, 2006
(b) Eliminate investment in subsidiaries and SAC Holding II
(c) Eliminate intercompany receivables and payables
(d) Eliminate gain on sale of property from U-Haul to SAC Holding II

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statement of operations by industry segment for the quarter ending June 30, 2007 are as follows:
	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$396,136	$-	$-			$396,136	$-	$-	$-			$396,136	$2,423	$(2,423)	(b	)	$396,136
Self-storage revenues	-	26,624	420	-			27,044	-	-	-			27,044	4,992	-			32,036
Self-moving & self-storage products & service sales	-	64,003	-	-			64,003	-	-	-			64,003	4,652	-			68,655
Property management fees	-	4,686	-	-			4,686	-	-	-			4,686	-	(739)	(g	)	3,947
Life insurance premiums	-	-	-	-			-	-	29,187	-			29,187	-	-			29,187
Property and casualty insurance premiums	-	-	-	-			-	5,916	-	-			5,916	-	-			5,916
Net investment and interest income	1,186	6,408	-	-			7,594	3,100	5,854	(451)	(b,d	)	16,097	-	(1,728)	(d	)	14,369
Other revenue	-	8,180	17,066	(18,493)	(b	)	6,753	-	1,142	(128)	(b	)	7,767	322	(177)	(b	)	7,912
Total revenues	1,186	506,037	17,486	(18,493)			506,216	9,016	36,183	(579)			550,836	12,389	(5,067)			558,158

Costs and expenses:
Operating expenses	3,650	273,221	2,834	(18,493)	(b	)	261,212	2,762	6,372	(2,121)	(b,c,d	)	268,225	5,845	(739)	(g	)	273,331
Commission expenses	-	50,346	-	-			50,346	-	-	-			50,346	-	(2,423)	(b	)	47,923
Cost of sales	-	32,426	-	-			32,426	-	-	-			32,426	2,222	-			34,648
Benefits and losses	-	-	-	-			-	3,797	23,718	1,762	(c	)	29,277	-	-			29,277
Amortization of deferred policy acquisition costs	-	-	-	-			-	141	3,776	-			3,917	-	-			3,917
Lease expense	26	33,084	25	-			33,135	-	-	(220)	(b	)	32,915	-	(177)	(b	)	32,738
Depreciation, net of (gains) losses on disposals	174	51,003	(7,339)	-			43,838	-	-	-			43,838	567	(140)	(e	)	44,265
Total costs and expenses	3,850	440,080	(4,480)	(18,493)			420,957	6,700	33,866	(579)			460,944	8,634	(3,479)			466,099

Equity in earnings of subsidiaries	29,909	-	-	(26,988)	(f	)	2,921	-	-	(2,921)	(f	)	-	-	-			-
Equity in earnings of SAC Holding II	312	-	-	-			312	-	-	-			312	-	(312)	(f	)	-
Total - equity in earnings of subsidiaries and SAC Holding II	30,221	-	-	(26,988)			3,233	-	-	(2,921)			312	-	(312)			-
Earnings from operations	27,557	65,957	21,966	(26,988)			88,492	2,316	2,317	(2,921)			90,204	3,755	(1,900)			92,059
Interest income (expense)	21,265	(30,636)	(12,897)	-			(22,268)	-	-	-			(22,268)	(3,231)	1,728	(d	)	(23,771)
Pretax earnings	48,822	35,321	9,069	(26,988)			66,224	2,316	2,317	(2,921)			67,936	524	(172)			68,288
Income tax expense	(7,157)	(13,787)	(3,615)	-			(24,559)	(811)	(901)	-			(26,271)	(212)	(53)	(e	)	(26,536)
Net earnings	41,665	21,534	5,454	(26,988)			41,665	1,505	1,416	(2,921)			41,665	312	(225)			41,752
Less: Preferred stock dividends	(3,241)	-	-	-			(3,241)	-	-	-			(3,241)	-	-			(3,241)
Earnings available to common shareholders	$38,424	$21,534	$5,454	$(26,988)			$38,424	$1,505	$1,416	$(2,921)			$38,424	$312	$(225)			$38,511
(a) Balances for the quarter ended March 31, 2007
(b) Eliminate intercompany lease income and commission income
(c ) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate gain on sale of surplus property from U-Haul to SAC Holding II
(f) Eliminate equity in earnings of subsidiaries and equity in earnings of SAC Holding II
(g) Eliminate management fees charged to SAC Holding II and other intercompany operating expenses

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statements of operations by industry for the quarter ended June 30, 2006 are as follows:

	Moving & Storage							AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations			Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$407,234	$-	$-			$407,234	$-	$-	$-			$407,234	$2,556	$(2,556)	(b	)	$407,234
Self-storage revenues	-	25,179	410	-			25,589	-	-	-			25,589	4,842	-			30,431
Self-moving & self-storage products & service sales	-	62,699	-	-			62,699	-	-	-			62,699	4,752	-			67,451
Property management fees	-	4,596	-	-			4,596	-	-	-			4,596	-	(749)	(g	)	3,847
Life insurance premiums	-	-	-	-			-	-	31,317	(398)	(c	)	30,919	-	-			30,919
Property and casualty insurance premiums	-	-	-	-			-	5,382	-	-			5,382	-	-			5,382
Net investment and interest income	1,220	6,568	-	-			7,788	2,686	5,506	(623)	(b,d	)	15,357	-	(1,882)	(d	)	13,475
Other revenue	30	8,127	16,823	(18,248)	(b	)	6,732	-	1,314	(265)	(b	)	7,781	329	(177)	(b	)	7,933
Total revenues	1,250	514,403	17,233	(18,248)			514,638	8,068	38,137	(1,286)			559,557	12,479	(5,364)			566,672

Costs and expenses:
Operating expenses	4,565	262,807	2,013	(18,248)	(b	)	251,137	1,563	6,749	(2,922)	(b,c,d	)	256,527	5,601	(749)	(g	)	261,379
Commission expenses	-	52,092	-	-			52,092	-	-	-			52,092	-	(2,556)	(b	)	49,536
Cost of sales	-	30,229	-	-			30,229	-	-	-			30,229	2,087	-			32,316
Benefits and losses	-	-	-	-			-	4,182	24,433	1,991	(c	)	30,606	-	-			30,606
Amortization of deferred policy acquisition costs	-	-	-	-			-	622	5,004	-			5,626	-	-			5,626
Lease expense	19	37,868	17	-			37,904	-	-	(355)	(b	)	37,549	-	(177)	(b	)	37,372
Depreciation, net of (gains) losses on disposals	62	37,273	1,808	-			39,143	-	-	-			39,143	668	(140)	(e	)	39,671
Total costs and expenses	4,646	420,269	3,838	(18,248)			410,505	6,367	36,186	(1,286)			451,772	8,356	(3,622)			456,506
Equity in earnings of subsidiaries	43,048	-	-	(40,697)	(f	)	2,351	-	-	(2,351)	(f	)	-	-	-			-
Equity in earnings of SAC Holding II	437	-	-	-			437	-	-	-			437	-	(437)	(f	)	-
Total - equity in earnings of subsidiaries and SAC Holding II	43,485	-	-	(40,697)			2,788	-	-	(2,351)			437	-	(437)			-
Earnings from operations	40,089	94,134	13,395	(40,697)			106,921	1,701	1,951	(2,351)			108,222	4,123	(2,179)			110,166
Interest income (expense)	22,121	(26,841)	(12,230)	-			(16,950)	-	-	-			(16,950)	(3,394)	1,882	(d	)	(18,462)
Pretax earnings	62,210	67,293	1,165	(40,697)			89,971	1,701	1,951	(2,351)			91,272	729	(297)			91,704
Income tax expense	(6,876)	(27,097)	(664)	-			(34,637)	(618)	(683)	-			(35,938)	(292)	(53)	(e	)	(36,283)
Net earnings	55,334	40,196	501	(40,697)			55,334	1,083	1,268	(2,351)			55,334	437	(350)			55,421
Less: Preferred stock dividends	(3,241)	-	-	-			(3,241)	-	-	-			(3,241)	-	-			(3,241)
Earnings available to common shareholders	$52,093	$40,196	$501	$(40,697)			$52,093	$1,083	$1,268	$(2,351)			$52,093	$437	$(350)			$52,180
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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2007 are as follows:
	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$41,665	$21,534	$5,454	$(26,988)	$41,665	$1,505	$1,416	$(2,921)	$41,665	$312	$(225)	$41,752
Earnings from consolidated entities	(30,221)	-	-	26,988	(3,233)	-	-	2,921	(312)	-	312	-
Adjustments required to convert net earnings to the cash basis:
Depreciation	174	51,806	2,666	-	54,646	-	-	-	54,646	727	(140)	55,233
Amortization of deferred policy acquisition costs	-	-	-	-	-	141	3,776	-	3,917	-	-	3,917
Change in provision for losses on trade receivables	-	137	-	-	137	-	29	-	166	-	-	166
Change in provision for losses on mortgage notes	-	10	-	-	10	-	-	-	10	-	-	10
Change in provision for inventory reserve	-	(190)	-		(190)	-	-		(190)	-	-	(190)
Net gain on sale of real and personal property	-	(803)	(10,005)	-	(10,808)	-	-	-	(10,808)	(160)	-	(10,968)
Net (gain) loss on sale of investments	-	-	-	-	-	109	(26)	-	83	-	-	83
Deferred income taxes	5,850	66	-	-	5,916	1,108	(1,113)	-	5,911	202	53	6,166
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(5,798)	4	-	(5,794)	864	(1,145)	-	(6,075)	-	-	(6,075)
Inventories	-	2,006	-	-	2,006	-	-	-	2,006	61	-	2,067
Prepaid expenses	11,173	1,559	(37)	-	12,695	-	-	-	12,695	168	-	12,863
Capitalization of deferred policy acquisition costs	-	-	-	-	-	(122)	(1,193)	-	(1,315)	-	-	(1,315)
Other assets	5	(179)	(10,232)	-	(10,406)	(233)	(14)	-	(10,653)	(538)	-	(11,191)
Related party assets	4	5,878	(37)	-	5,845	59	-	-	5,904	5	-	5,909
Accounts payable and accrued expenses	1,308	15,672	(4,160)	-	12,820	-	(1,757)	-	11,063	47	-	11,110
Policy benefits and losses, claims and loss expenses payable	-	11,183	-	-	11,183	(9,617)	(2,977)	-	(1,411)	-	-	(1,411)
Other policyholders' funds and liabilities	-	-	-	-	-	212	(79)	-	133	-	-	133
Deferred income	-	(315)	-	-	(315)	-	-	-	(315)	9	-	(306)
Related party liabilities	-	(1,426)	-	-	(1,426)	645	(136)	-	(917)	91	-	(826)
Net cash provided (used) by operating activities	29,958	101,140	(16,347)	-	114,751	(5,329)	(3,219)	-	106,203	924	-	107,127
Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(24)	(223,662)	(21)	-	(223,707)	-	-	-	(223,707)	(973)	-	(224,680)
Short term investments	-	-	-	-	-	(26,920)	(35,327)	-	(62,247)	-	-	(62,247)
Fixed maturities investments	-	-	-	-	-	(5,893)	(6,693)	-	(12,586)	-	-	(12,586)
Real estate	-	-	-	-	-	(270)	-	-	(270)	-	-	(270)
Mortgage loans	-	-	(433)	-	(433)	-	(2,350)	-	(2,783)	-	-	(2,783)
Proceeds from sales of:
Property, plant and equipment	-	41,950	11,787	-	53,737	-	-	-	53,737	391	-	54,128
Short term investments	-	-	-	-	-	26,830	43,408	-	70,238	-	-	70,238
Fixed maturities investments	-	-	-	-	-	6,652	13,823	-	20,475	-	-	20,475
Equity securities	-	-	-	-	-	-	46	-	46	-	-	46
Preferred stock	-	-	-	-	-	2,000	625	-	2,625	-	-	2,625
Real estate	-	-	-	-	-	-	-	-	-	-	-	-
Mortgage loans	-	-	-	-	-	-	2,615	-	2,615	-	-	2,615
Payments from notes and mortgage receivables	-	48	-	-	48	-	-	-	48	-	-	48
Net cash provided (used) by investing activities	(24)	(181,664)	11,333	-	(170,355)	2,399	16,147	-	(151,809)	(582)	-	(152,391)
	(page 1 of 2)
(a) Balance for the period ended March 31, 2007

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the quarter ended June 30, 2007, are as follows:

	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	-	409,794	35,500	-	445,294	-	-	-	445,294	-	-	445,294
Principal repayments on credit facilities	-	(19,629)	(24,829)	-	(44,458)	-	-	-	(44,458)	(342)	-	(44,800)
Debt issuance costs	-	(8,710)	(170)	-	(8,880)	-	-	-	(8,880)	-	-	(8,880)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	304	-	-	304	-	-	-	304	-	-	304
Treasury stock repurchases	(33,966)	-	-	-	(33,966)	-	-	-	(33,966)	-	-	(33,966)
Securitization deposits	-	(210,308)	-	-	(210,308)	-	-	-	(210,308)	-	-	(210,308)
Proceeds from (repayment of) intercompany loans	7,295	(1,024)	(6,271)	-	-	-	-	-	-	-	-	-
Preferred stock dividends paid	(3,241)	-	-	-	(3,241)	-	-	-	(3,241)	-	-	(3,241)
Investment contract deposits	-	-	-	-	-	-	4,027	-	4,027	-	-	4,027
Investment contract withdrawals	-	-	-	-	-	-	(17,035)	-	(17,035)	-	-	(17,035)
Net cash provided (used) by financing activities	(29,912)	170,427	4,230	-	144,745	-	(13,008)	-	131,737	(342)	-	131,395

Effects of exchange rate on cash	-	226	-	-	226	-	-	-	226	-	-	226

Increase (decrease) in cash and cash equivalents	22	90,129	(784)	-	89,367	(2,930)	(80)	-	86,357	-	-	86,357
Cash and cash equivalents at beginning of period	9	63,490	807	-	64,306	4,228	6,738	-	75,272	-	-	75,272
Cash and cash equivalents at end of period	$31	$153,619	$23	$-	$153,673	$1,298	$6,658	$-	$161,629	$-	$-	$161,629
	(page 2 of 2)
(a) Balance for the period ended March 31, 2007

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2006 are as follows:

	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$55,334	$40,196	$501	$(40,697)	$55,334	$1,083	$1,268	$(2,351)	$55,334	$437	$(350)	$55,421
Earnings from consolidated entities	(43,485)	-	-	40,697	(2,788)	-	-	2,351	(437)	-	437	-
Adjustments required to convert net earnings to the cash basis:
Depreciation	62	37,439	2,637	-	40,138	-	-	-	40,138	668	(140)	40,666
Amortization of deferred policy acquisition costs	-	-	-	-	-	622	5,004	-	5,626	-	-	5,626
Change in provision for losses on trade receivables	-	(51)	-	-	(51)	-	19	-	(32)	-	-	(32)
Change in provision for losses on mortgage notes	-	(10)	-	-	(10)	-	-	-	(10)	-	-	(10)
Net gain on sale of real and personal property	-	(166)	(829)	-	(995)	-	-	-	(995)	-	-	(995)
Net loss on sale of investments	-	-	-	-	-	319	234	-	553	-	-	553
Deferred income taxes	13,538	214	-	-	13,752	336	(170)	-	13,918	282	53	14,253
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(1,016)	1	-	(1,015)	18,894	(99)	-	17,780	-	-	17,780
Inventories	-	(3,242)	-	-	(3,242)	-	-	-	(3,242)	41	-	(3,201)
Prepaid expenses	592	(3,703)	-	-	(3,111)	-	-	-	(3,111)	32	-	(3,079)
Capitalization of deferred policy acquisition costs	-	-	-	-	-	(644)	(1,742)	-	(2,386)	-	-	(2,386)
Other assets	(3)	(750)	2,514	-	1,761	295	(42)	-	2,014	118	-	2,132
Related party assets	2,931	18,378	60	-	21,369	4,369	(14)	-	25,724	2,900	-	28,624
Accounts payable and accrued expenses	7,610	6,718	(1,100)	-	13,228	-	947	-	14,175	386	-	14,561
Policy benefits and losses, claims and loss expenses payable	-	12,697	-	-	12,697	(24,004)	(3,303)	-	(14,610)	-	-	(14,610)
Other policyholders' funds and liabilities	-	-	-	-	-	(1,057)	(216)	-	(1,273)	-	-	(1,273)
Deferred income	-	2,220	-	-	2,220	-	-	-	2,220	37	-	2,257
Related party liabilities	(25)	2,867	(2,842)	-	-	(1,725)	159	-	(1,566)	(4,517)	-	(6,083)
Net cash provided (used) by operating activities	36,554	111,791	942	-	149,287	(1,512)	2,045	-	149,820	384	-	150,204
Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(2)	(142,643)	(24,029)	-	(166,674)	-	-	-	(166,674)	(325)	-	(166,999)
Short term investments	-	-	-	-	-	(17,304)	(35,827)	-	(53,131)	-	-	(53,131)
Fixed maturities investments	-	-	-	-	-	(21,054)	(11,218)	-	(32,272)	-	-	(32,272)
Mortgage loans	-	-	-	-	-	-	(7,305)	-	(7,305)	-	-	(7,305)
Proceeds from sales of:
Property, plant and equipment	-	27,863	829	-	28,692	-	-	-	28,692	-	-	28,692
Short term investments	-	-	-	-	-	29,044	53,184	-	82,228	-	-	82,228
Fixed maturities investments	-	-	-	-	-	5,722	16,130	-	21,852	-	-	21,852
Cash received in excess of purchase of company acquired	-	-	-	-	-	-	1,233	-	1,233	-	-	1,233
Preferred stock	-	-	-	-	-	-	125	-	125	-	-	125
Real estate	-	-	877	-	877	-	-	-	877	-	-	877
Mortgage loans	-	-	-	-	-	-	2,086	-	2,086	-	-	2,086
Payments from notes and mortgage receivables	-	(45)	448	-	403	-	-	-	403	-	-	403
Net cash provided (used) by investing activities	(2)	(114,825)	(21,875)	-	(136,702)	(3,592)	18,408	-	(121,886)	(325)	-	(122,211)
	(page 1 of 2)
(a) Balance for the period ended March 31, 2006

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the quarter ended June 30, 2006, are as follows:

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
	(page 2 of 2)
(a) Balance for the period ended March 31, 2006

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended June 30, 2007
Total revenues	$529,218	$28,940	$558,158
Depreciation and amortization, net of (gains) losses on disposals *	45,803	2,379	48,182
Interest expense	23,570	201	23,771
Pretax earnings	66,675	1,613	68,288
Income tax expense	25,987	549	26,536
Identifiable assets	3,848,713	104,670	3,953,383

Quarter ended June 30, 2006
Total revenues	$541,559	$25,113	$566,672
Depreciation and amortization, net of (gains) losses on disposals	43,575	1,722	45,297
Interest expense	18,301	161	18,462
Pretax earnings	89,633	2,071	91,704
Income tax expense	35,579	704	36,283
Identifiable assets	3,431,320	77,794	3,509,114

* This includes a $10.0 million gain on disposal of real property in the United States

12. Tax

Effective April 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No.48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109. FIN 48 prescribes a minimum recognition threshold and measurement methodology that a tax position is required to meet before being recognized in the financial statements. As a result of the adoption of FIN 48 the Company recognized a $6.8 million decrease to reserves for uncertain tax positions. This decrease is presented as an increase in the beginning balance of retained earnings.

The total amount of unrecognized tax benefits at April 1, 2007 was $6.3 million. This entire amount of unrecognized tax benefits, if resolved in our favor, would favorably impact our effective tax rate, net of Federal Tax benefit.

The Company recognizes interest related to unrecognized tax benefits as interest expense, and penalties as operating expenses. At April 1, 2007, the amount of interest accrued on unrecognized tax benefits was $2.3 million, net of tax.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With some exceptions, the Company is no longer subject to audit for years prior to the fiscal year ended March 31, 2004.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with the overall strategy of AMERCO, followed by a description of our operating segments and the strategy of our operating segments to give the reader an overview of the goals of our business and the direction in which our businesses and products are moving. This is followed by a discussion of the “Critical Accounting Policies and Estimates” that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for the first quarter of fiscal 2008, compared with the first quarter of fiscal 2007 beginning with an overview. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources” and “Disclosures about Contractual Obligations and Commercial Commitments.” We conclude this MD&A by discussing our outlook for the remainder of fiscal 2008.

This MD&A should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q. The various sections of this MD&A contain a number of forward-looking statements, as discussed under the caption “Cautionary Statements Regarding Forward-Looking Statements” all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing. Our actual results may differ materially from these forward-looking statements.

The first fiscal quarter for AMERCO ends on the 30th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31st of March for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. The Company discloses any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2007 and 2006 correspond to fiscal 2008 and 2007 for AMERCO.

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

Oxford is focused on long-term capital growth through direct writing and reinsuring of annuity, life and Medicare supplement products primarily in the senior marketplace. Oxford is pursuing increased direct writing through acquisitions of insurance companies, expanded distribution channels and product development. In 2005, Oxford determined that it would no longer pursue growth in the credit life and disability market.

Description of Operating Segments

AMERCO has four reportable segments. They are Moving and Storage, Property and Casualty Insurance, Life Insurance and SAC Holding II.

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

U-Haul brand self-moving related products and services, such as boxes, pads and tape allow our customers to, among other things, protect their belongings from potential damage during the moving process. We are committed to providing a complete line of products selected with the “do-it-yourself” moving and storage customer in mind.

AMERCO is committed to being a responsible corporate citizen and is furthering its program to Reduce, Replenish and Sustain. Our truck and trailer rental business is the means by which our customers can reduce their environmental footprint through the sharing of equipment with other like-minded consumers. Additionally, the Company is launching new programs to advance our Sustainability initiative including U-Car Share, partnerships for the planting of trees, and our Box Exchange program.

eMove is an online marketplace that connects consumers to over 3,800 independent Moving Help™ and over 3,000 independent Self-Storage Affiliates. Our network of customer-rated affiliates provides pack and load help, cleaning help, self-storage and similar services, all over North America.

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

The marketplace includes unedited reviews of independent Affiliates, and has facilitated thousands of Moving Help® and Self-Storage transactions all over North America. We believe that acting as an intermediary, with little added investment, serves the customer in a cost effective manner. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

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

Critical Accounting Policies and Estimates

The Company’s financial statements have been prepared in accordance with the accounting principles generally accepted in the United States. The methods, estimates and judgments we use in applying our accounting policies can have a significant impact on the results we report in our financial statements. Certain accounting policies require us to make difficult and subjective judgments and assumptions, often as a result of estimating matters that are inherently uncertain.

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

Principles of Consolidation

The Company applies FIN 46(R), “Consolidation of Variable Interest Entities” and ARB 51 in its principles of consolidation. FIN 46(R) addresses arrangements where a company does not hold a majority of the voting or similar interests of a variable interest entity (VIE). A company is required to consolidate a VIE if it is determined it is the primary beneficiary. ARB 51 addresses the policy when a company owns a majority of the voting or similar rights and exercises effective control.

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

The consolidated financial statements for the first quarter of fiscal 2008 and fiscal 2007 and the balance sheet as of March 31, 2007, include the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holding II and its subsidiaries.

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

Recoverability of Property, Plant and Equipment

Property, plant and equipment are stated at cost. Interest expense incurred during the initial construction of buildings and rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes using the straight-line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. The Company follows the deferral method of accounting based in the AICPA’s Airline Guide for major overhauls in which engine overhauls are capitalized and amortized over five years and transmission overhauls are capitalized and amortized over three years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation expense when realized. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., no gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed.

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

Since fiscal 2006 the Company has been acquiring a significant number of moving trucks via purchase rather than lease. Management performed an analysis of the expected economic value of new rental trucks and determined that additions to the fleet resulting from purchase should be depreciated on an accelerated method based upon a declining formula. The salvage value and useful life assumptions of the rental truck fleet remain unchanged. Under the declining balances method (2.4 times declining balance) the book value of a rental truck is reduced 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively and then reduced on a straight line basis an additional 10% by the end of year fifteen. Whereas, a standard straight line approach would reduce the book value by approximately 5.3% per year over the life of the truck. For the affected equipment, the accelerated depreciation was $12.7 million greater than what it would have been if calculated under a straight line approach for the first quarter of fiscal 2008 and $5.4 million for the first quarter of fiscal 2007.

We typically sell our used vehicles at one of our sales centers throughout North America, on our web site at trucksales.uhaul.com or by phone at 1-866-404-0355. Although we intend to sell our used vehicles for prices approximating book value, the extent to which we realize a gain or loss on the sale of used vehicles is dependent upon various factors including the general state of the used vehicle market, the age and condition of the vehicle at the time of its disposal and depreciation rates with respect to the vehicle.

Insurance Reserves

Liabilities for life insurance and certain annuity and health policies are established to meet the estimated future obligations of policies in force, and are based on mortality, morbidity and withdrawal assumptions from recognized actuarial tables which contain provisions for adverse deviation. In addition, liabilities for health, disability and other policies include estimates of payments to be made on insurance claims for reported losses and estimates of losses incurred, but not yet reported. Liabilities for annuity contracts consist of contract account balances that accrue to the benefit of the policyholders.

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

Impairment of Investments

For investments accounted for under SFAS No. 115, in determining if and when a decline in market value below amortized cost is other-than-temporary, management makes certain assumptions or judgments in its assessment including but not limited to: ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. The Company’s insurance subsidiaries recognized $0.1 million in other-than-temporary impairments for the first quarter of fiscal 2008 and $1.0 million for the first quarter of fiscal 2007.

Income Taxes

The Company’s tax returns are periodically reviewed by various taxing authorities. Despite our belief that all of our tax treatments are supportable, the final outcome of these audits may cause changes that could materially impact our financial results. Our current effective tax rate is approximately 38.9%.

AMERCO files a consolidated tax return with all of its legal subsidiaries, except for DGLIC which will file on a stand alone basis. SAC Holding Corporation and its legal subsidiaries and SAC Holding II Corporation and its legal subsidiaries file consolidated tax returns, which are in no way associated with AMERCO’s consolidated returns.

Adoption of New Accounting Pronouncements

Effective April 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No.48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109. FIN 48 prescribes a minimum recognition threshold and measurement methodology that a tax position is required to meet before being recognized in the financial statements. As a result of the adoption of FIN 48 the Company recognized a $6.8 million decrease to reserves for uncertain tax positions. This decrease is presented as an increase in the beginning balance of retained earnings.

The total amount of unrecognized tax benefits at April 1, 2007 was $6.3 million. This entire amount of unrecognized tax benefits, if resolved in our favor, would favorably impact our effective tax rate, net of Federal Tax benefit.

The Company recognizes interest related to unrecognized tax benefits as interest expense, and penalties as operating expenses. At April 1, 2007, the amount of interest accrued on unrecognized tax benefits was $2.3 million, net of tax.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With some exceptions, the Company is no longer subject to audit for years prior to the fiscal year ended March 31, 2004.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements which establishes how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS 157 are effective for us in April 2008. The Company is currently evaluating the impact of this statement on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities, including an amendment of SFAS 115. This statement allows for a company to irrevocably elect fair value as the measurement attribute for certain financial assets and financial liabilities. Changes in the fair value of such assets are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The provision of SFAS 159 is effective for us in April 2008. The Company is currently evaluating the impact of this statement on our Consolidated Financial Statements.

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended June 30, 2007 compared with the Quarter Ended June 30, 2006

Listed below on a consolidated basis are revenues for our major product lines for the first quarter of fiscal 2008 and the first quarter of fiscal 2007:
	Quarter Ended June 30,
	2007	2006
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$396,136	$407,234
Self-storage revenues	32,036	30,431
Self-moving and self-storage products and service sales	68,655	67,451
Property management fees	3,947	3,847
Life insurance premiums	29,187	30,919
Property and casualty insurance premiums	5,916	5,382
Net investment and interest income	14,369	13,475
Other revenue	7,912	7,933
Consolidated revenue	$558,158	$566,672

During the first quarter of fiscal 2008, self-moving equipment rentals decreased $11.1 million, compared with the first quarter of fiscal 2007. Contributing to this decrease are continued negative year-over-year trends in average one-way revenue per transaction related to pricing and lower than expected utilization. Conversely, the average size of the fleet is greater and the overall number of transactions has improved compared to the same period last year.

Self-storage revenues increased $1.6 million for the first quarter of fiscal 2008, compared with the first quarter of fiscal 2007 due to an increase in pricing. During the first quarter of fiscal 2008, the Company has increased rooms and square footage available primarily through build-outs at existing facilities.

Sales of self-moving and self-storage products and service sales increased $1.2 million for the first quarter of fiscal 2008, compared with the first quarter of fiscal 2007, with the largest increases occurring in our propane sales line.

Premiums at RepWest increased $0.5 million due to increases in U-Haul related business.

Oxford’s premium revenues decreased $1.7 million primarily as a result of decreases in credit premiums.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $558.2 million for the first quarter of fiscal 2008, compared with $566.7 million for the first quarter of fiscal 2007.

Listed below are revenues and earnings from operations at each of our four operating segments for the first quarter of fiscal 2008 and the first quarter of fiscal 2007; the insurance companies first quarters ended March 31, 2007 and 2006.
	Quarter Ended June 30,
	2007	2006
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$506,216	$514,638
Earnings from operations	88,492	106,921
Property and casualty insurance
Revenues	9,016	8,068
Earnings from operations	2,316	1,701
Life insurance
Revenues	36,183	38,137
Earnings from operations	2,317	1,951
SAC Holding II
Revenues	12,389	12,479
Earnings from operations	3,755	4,123
Eliminations
Revenues	(5,646)	(6,650)
Earnings from operations	(4,821)	(4,530)
Consolidated results
Revenues	558,158	566,672
Earnings from operations	92,059	110,166

Total costs and expenses increased $9.6 million for the first quarter of fiscal 2008, compared with the first quarter of fiscal 2007. The primary reason for the increase is due to depreciation increases associated with the acquisition of new trucks. The Company nets gains and losses from the disposal of property and equipment against depreciation. Included in depreciation for the first quarter of fiscal 2008 is a $10.0 million gain from the sale of real estate.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $92.1 million in the first quarter of fiscal 2008, compared with $110.2 million for the first quarter of fiscal 2007.

Interest expense for the first quarter of fiscal 2008 was $23.8 million, compared with $18.5 million in the first quarter of fiscal 2007 increasing in relation to the average debt outstanding.

Income tax expense was $26.5 million in the first quarter of fiscal 2008, compared with $36.3 million in first quarter of fiscal 2007 and due to lower pretax earnings for the first quarter of fiscal 2008.

Dividends accrued on our Series A preferred stock were $3.2 million in first quarter of fiscal 2008, unchanged from the first quarter of fiscal 2007.

As a result of the above mentioned items, earnings available to common shareholders were $38.5 million in the first quarter of fiscal 2008, compared with $52.2 million in the first quarter of fiscal 2007.

The weighted average common shares outstanding basic and diluted were 19,937,152 in the first quarter of fiscal 2008 and were 20,897,688 in the first quarter of fiscal 2007.

Basic and diluted earnings per share in the first quarter of fiscal 2008 were $1.93, compared with $2.50 for the first quarter of fiscal 2007.

Moving and Storage

Quarter Ended June 30, 2007 compared with the Quarter Ended June 30, 2006

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first quarter of fiscal 2008 and the first quarter of fiscal 2007:
	Quarter Ended June 30,
	2007	2006
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$396,136	$407,234
Self-storage revenues	27,044	25,589
Self-moving and self-storage products and service sales	64,003	62,699
Property management fees	4,686	4,596
Net investment and interest income	7,594	7,788
Other revenue	6,753	6,732
Moving and Storage revenue	$506,216	$514,638

During the first quarter of fiscal 2008, self-moving equipment rentals decreased $11.1 million, compared with the first quarter of fiscal 2007. Contributing to this decrease are continued negative year-over-year trends in average one-way revenue per transaction related to pricing and lower than expected utilization. Conversely, the average size of the fleet is greater and the overall number of transactions has improved compared to the same period last year.

Self-storage revenues increased $1.5 million for the first quarter of fiscal 2008, compared with the first quarter of fiscal 2007 due to an increase in pricing. During the first quarter of fiscal 2008, the Company has increased rooms and square footage available primarily through build-outs at existing facilities.

Sales of self-moving and self-storage products and service increased $1.3 million for the first quarter of fiscal 2008, compared with the first quarter of fiscal 2007, with the largest increases occurring in our propane sales line.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements for Moving and Storage represent Company-owned locations only. Self-storage data for our owned storage locations is as follows:
	Quarter Ended June 30,
	2007	2006
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of June 30	128	124
Square footage as of June 30	10,181	9,734
Average number of rooms occupied	109	109
Average occupancy rate based on room count	85.5%	87.8%
Average square footage occupied	8,772	8,643

Total costs and expenses increased $10.5 million for the first quarter of fiscal 2008, compared with the first quarter of fiscal 2007 primarily due to depreciation associated with the fleet rotation.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $88.5 million in first quarter of fiscal 2008, compared with $106.9 million for first quarter of fiscal 2007.

U-Haul International, Inc.

Quarter Ended June 30, 2007 compared with the Quarter Ended June 30, 2006

Listed below are revenues for the major product lines at U-Haul International, Inc. for the first quarter of fiscal 2008 and the first quarter of fiscal 2007:
	Quarter Ended June 30,
	2007	2006
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$396,136	$407,234
Self-storage revenues	26,624	25,179
Self-moving and self-storage products and service sales	64,003	62,699
Property management fees	4,686	4,596
Net investment and interest income	6,408	6,568
Other revenue	8,180	8,127
U-Haul International, Inc. revenue	$506,037	$514,403

During the first quarter of fiscal 2008, self-moving equipment rentals decreased $11.1 million, compared with the first quarter of fiscal 2007. Contributing to this decrease are continued negative year-over-year trends in average one-way revenue per transaction related to pricing and lower than expected utilization. Conversely, the average size of the fleet is greater and the overall number of transactions has improved compared to the same period last year.

Self-storage revenues increased $1.4 million for the first quarter of fiscal 2008, compared with the first quarter of fiscal 2007 due to an increase in pricing. During the first quarter of fiscal 2008, the Company has increased rooms and square footage available primarily through build-outs at existing facilities.

Sales of self-moving and self-storage products and service increased $1.3 million for the first quarter of fiscal 2008, compared with the first quarter of fiscal 2007, with the largest increases occurring in our propane sales line.

Total costs and expenses increased $19.8 million for the first quarter of fiscal 2008, compared with the first quarter of fiscal 2007 primarily due to depreciation associated with the fleet rotation.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $66.0 million in the first quarter of fiscal 2008, compared with $94.1 million in the first quarter of fiscal 2007.

Republic Western Insurance Company

Quarter Ended March 31, 2007 compared with the Quarter Ended March 31, 2006

Premium revenues were $5.9 million and $5.4 million for the quarters ended March 31, 2007 and 2006, respectively. U-Haul related premiums were $5.7 million and $4.5 million for the quarters ended March 31, 2007 and 2006, respectively. The $1.2 million increase is due to a new liability program whereby U-Haul truck rental customers have the ability to purchase higher limit coverage. Other non U-Haul lines of business were $0.2 million and $0.9 million for the quarters ended March 31, 2007 and 2006, respectively.

Net investment income was $3.1 million and $2.7 million for the quarters ended March 31, 2007 and 2006, respectively.

Operating expenses were $2.8 million and $1.6 million for the quarters ended March 31, 2007 and 2006, respectively. The increase is due to commission expense associated with the additional liability program.

Benefits and losses incurred were $3.8 million and $4.2 million for the quarters ended March 31, 2007 and 2006, respectively.

Amortization of deferred acquisition costs were $0.1 million and $0.6 million for the quarters ended March 31, 2007 and 2006, respectively. The decrease is due to the decrease in premium writings.

Pretax earnings from operations were $2.3 million and $1.7 million for the quarters ended March 31, 2007 and 2006, respectively.

Oxford Life Insurance Company

Quarter Ended March 31, 2007 compared with the Quarter Ended March 31, 2006

Net premiums were $29.2 million and $31.3 million for the quarters ended March 31, 2007 and 2006, respectively. Medicare supplement insurance increased $0.3 million due primarily to premiums from DGLIC offset by lapses in other programs. Life insurance premiums increased $0.6 million from strong sales of the final expense product. Annuitizations decreased $0.8 million and earned premiums from the credit insurance program decreased $2.3 million as the remaining exposure reduces.

Net investment income was $5.9 million and $5.5 million for the first quarters ended March 31, 2007 and 2006, respectively. The increase was primarily due to fewer net capital losses compared with the same period last year.

Operating expenses were $6.4 million and $6.7 million for the first quarters ended March 31, 2007 and 2006, respectively.

Benefits incurred were $23.7 million and $24.4 million for the first quarters ended March 31, 2007 and 2006, respectively due to decreased credit business, which was largely offset by increased Medicare supplement benefits.

Amortization of deferred acquisition costs (DAC) and the value of business acquired (VOBA) was $3.8 million and $5.0 million for the first quarters ended March 31, 2007 and 2006, respectively. These costs are amortized for life and health policies as the premium is earned over the term of the policy; and for deferred annuities in relation to estimated gross profits. The decrease compared to last year is primarily due to the credit program.

Earnings from operations were $2.3 million and $2.0 million for the first quarters ended March 31, 2007 and 2006, respectively.

SAC Holding II

Quarter Ended June 30, 2007 compared with the Quarter Ended June 30, 2006

Listed below are revenues for the major product lines at SAC Holding II for the first quarter of fiscal 2008 and the first quarter of fiscal 2007:
	Quarter Ended June 30,
	2007	2006
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$2,423	$2,556
Self-storage revenues	4,992	4,842
Self-moving and self-storage products and service sales	4,652	4,752
Other revenue	322	329
Segment revenue	$12,389	$12,479

Revenues for the first quarter of fiscal 2008 and 2007 were $12.4 million and $12.5 million, respectively.

Total costs and expenses were $8.6 million in the first quarter of fiscal 2008, compared with $8.4 million in the first quarter of fiscal 2007.

Earnings from operations were $3.8 million in the first quarter of fiscal 2008, compared with $4.1 million in the first quarter of fiscal 2007.

Liquidity and Capital Resources

We believe our current capital structure is one positive factor that will enable us to pursue our operational plans and goals, and provide us with sufficient liquidity for the next three to five years. The majority of the obligations currently in place mature at the end of fiscal years 2014 or 2018. As a result, we believe that our liquidity is sufficient for our current and foreseeable needs. However, there is no assurance that future cash flows will be sufficient to meet our outstanding obligations or our future capital needs.

At June 30, 2007, cash and cash equivalents totaled $161.6 million, compared with $75.3 million on March 31, 2007. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). The assets of SAC Holding II are completely unavailable to satisfy any of the Company’s obligations. As of June 30, 2007 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and obligations of each operating segment were:
	Moving & Storage	RepWest (a)	Oxford (a)	SAC Holding II
	(In thousands)
Cash and cash equivalents	$153,673	$1,298	$6,658	$-
Other financial assets	363,788	393,380	620,922	-
Debt obligations (b)	1,582,793	-	-	74,545

(a) As of March 31, 2007
(b) Payable to third parties

At June 30, 2007, our Moving and Storage operations (AMERCO, U-Haul and Real Estate) had cash available under existing credit facilities of $238.3 million comprised of:
Real estate loan (revolving credit)	$200.0
Construction loan (revolving credit)	18.3
Working capital loan (revolving credit)	20.0
$238.3

Additionally, the Company had $196.3 million available in purchase accounts related to the fleet securitization transaction. These amounts are held by the trustee and are available to the Company to purchase new box trucks, cargo vans and pick-ups through March 2008.

Cash provided by operating activities decreased by $43.1 million in the first quarter of fiscal 2008, compared with fiscal 2007. Operating cash flows for the Moving and Storage segment included a $34.2 million interest repayment from SAC Holdings in fiscal 2007. The change in the insurance subsidiaries operating activities accounted for the remaining change.

Net cash used in investing activities increased $30.2 million in the first quarter of fiscal 2008, compared with fiscal 2007 primarily due to higher capital expenditures in the Moving and Storage segment. The insurance subsidiaries provided investing cash flows of $3.7 million more in fiscal 2008 than fiscal 2007.

Cash provided by financing activities increased $73.1 million in the first quarter of fiscal 2008, compared with fiscal 2007. Fiscal 2008 includes additional borrowings required to maintain the continued expansion of our rental fleet through the manufacturing and purchase of trucks and trailers.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily reflected new rental equipment acquisitions and the buyouts of existing fleet from TRAC leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment, and externally from debt and lease financing. In the future we anticipate that our internally generated funds will be used to service the existing debt and support operations. U-Haul estimates that during each of the next three fiscal years the Company will reinvest in its truck and trailer rental fleet up to $400.0 million, net of equipment sales depending upon several factors including availability of capital and market conditions. This investment will be funded through external lease financing, debt financing and internally from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Because the Company has utilized all of its Federal net operating loss carry forwards, there will be more of a focus on financing the fleet through asset-backed debt.

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

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment) were $170.0 million and $138.0 million for the first quarter of fiscal 2008 and 2007, respectively. During the first quarter of fiscal 2008 the Company entered into $70.2 million of new equipment operating leases.

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

Stockholder’s equity was $144.3 million and $142.4 million at March 31, 2007 and December 31, 2006, respectively. RepWest does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Oxford manages its financial assets to meet policyholder and other obligations including investment contract withdrawals. Oxford’s net withdrawals for the quarter ended March 31, 2007 was $13.0 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Oxford’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Oxford’s stockholder’s equity was $137.7 million and $136.4 million at March 31, 2007 and December 31, 2006, respectively. Oxford does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions other than through its investment portfolio.

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

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Cash provided from operating activities were $114.8 million and $149.3 million in the first quarter of fiscal 2008 and 2007, respectively. Fiscal 2007 includes the receipt of $34.2 million in interest due from SAC Holdings.

Property and Casualty Insurance

Cash flows used by operating activities were $5.3 million and $1.5 million for the quarters ended March 31, 2007 and 2006, respectively.

RepWest’s cash and cash equivalents and short-term investment portfolio were $69.1 million and $71.9 million at March 31, 2007 and December 31, 2006, respectively. This balance includes funds in transition from maturity proceeds to long term investments. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs. Capital and operating budgets allow RepWest to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Cash flows provided (used) by operating activities were ($3.2) million and $2.0 million, for the quarters ended March 31, 2007 and 2006, respectively.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds is available through Oxford’s short-term portfolio. At March 31, 2007 and December 31, 2006, cash and cash equivalents and short-term investments amounted to $33.2 million and $41.4 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

SAC Holding II

Cash provided by operating activities at SAC Holding II was $0.9 million and $0.4 million for the first quarter of fiscal 2008 and 2007, respectively.

Liquidity and Capital Resources-Summary

We believe we have the financial resources needed to execute our business plans and to meet our business requirements including capital expenditures for the investment in and expansion of our rental fleet, rental equipment and storage space, working capital requirements, stock repurchase plans and our preferred stock dividend program.

Our borrowing strategy is primarily focused on asset-backed financing. As part of this strategy, we seek to ladder maturities and for loans with floating rates, fix these rates through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management feels it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing facilities. At June 30, 2007, we had cash availability under existing credit facilities of $238.3 million along with an additional $196.3 million in purchase accounts under the fleet securitization available for the purchase of new box trucks, cargo vans and pick-ups. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 3 “Borrowings” to the “Notes to Condensed Consolidated Financial Statements.”

Disclosures about Contractual Obligations and Commercial Commitments

Our estimates as to future contractual obligations have not materially changed as to the disclosure included under the subheading “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for fiscal year ending March 31, 2007 except for the addition of the Rental Fleet Securitizations and draws taken on the Construction loan and Fleet loan revolvers (see Note 3 “Borrowings” to the “Notes to Condensed Consolidated Financial Statements”).

Off Balance Sheet Arrangements

The Company uses off-balance sheet arrangements where the economics and sound business principles warrant their use.

AMERCO utilizes operating leases for certain rental equipment and facilities with terms expiring substantially through 2012, with the exception of one land lease expiring in 2034. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, AMERCO has guaranteed approximately $172.3 million of residual values at June 30, 2007 for these assets at the end of their respective lease terms. AMERCO has been leasing rental equipment since 1987. Thus far, we have experienced no residual value shortfalls. Using the average cost of fleet related debt as the discount rate, the present value of AMERCO’s minimum lease payments and residual value guarantees is $515.8 million at June 30, 2007.

Historically, AMERCO used off-balance sheet arrangements in connection with the expansion of our self-storage business (see Note 9 “Related Party Transactions” of the “Notes to Condensed Consolidated Financial Statements”). These arrangements were primarily used when the Company’s overall borrowing structure was more limited. The Company does not face similar limitations currently and off-balance sheet arrangements have not been utilized in our self-storage expansion in recent years. In the future the Company will continue to identify and consider off-balance sheet opportunities to the extent such arrangements would be economically advantageous to the Company and its stockholders.

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $10.1 million, and $4.4 million from the above mentioned entities during the first quarter of fiscal 2008 and 2007, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $0.6 million and $0.7 million for the first quarter of fiscal 2008 and 2007, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At June 30, 2007, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based on equipment rental revenues. During the first quarter of fiscal 2008 and 2007, the Company paid the above mentioned entities $9.8 million and $10.1 million, respectively in commissions pursuant to such dealership contracts.

During the first quarter of fiscal 2008, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. The Company does not have an equity ownership interest in SAC Holdings. The Company recorded interest income of $4.6 million and $5.3 million, and received cash interest payments of $4.6 million and $34.2 million, from SAC Holdings during the first quarter of fiscal 2008 and 2007, respectively. The cash interest payments for the first quarter of fiscal 2007 included a payment to significantly reduce the outstanding interest receivable from SAC Holdings. The largest aggregate amount of notes receivable outstanding during the first quarter of fiscal 2008 and the aggregate notes receivable balance at June 30, 2007 was $203.7 million, of which $75.1 million is with SAC Holding II and has been eliminated in the consolidating financial statements.

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $10.0 million, expenses of $0.6 million and cash flows of $13.4 million during the first quarter of fiscal 2008. Revenues and commission expenses related to the Dealer Agreements were $46.2 million and $9.8 million, respectively.

Fiscal 2008 Outlook

In fiscal 2008, we are working towards increasing transaction volume and improving pricing, product mix and utilization for self-moving equipment rentals. Investing in our truck fleet is a key initiative to reach this goal. During fiscal 2007, the Company added over 22,500 new trucks and nearly 2,000 new trailers to our existing rental fleet. During the first quarter of fiscal 2008 we have added over 9,000 new trucks. Our plans include manufacturing all sizes of our boxed trucks and adding to our pickup and cargo van fleet. This investment is expected to increase the number of rentable equipment days available to meet our customer demands and to reduce future spending on repair costs and equipment downtime. Revenue growth in the U-Move program could continue to be adversely impacted should we fail to execute in any of these areas.

In fiscal 2008, we are also working towards increasing our storage occupancy at existing sites, adding new eMove Storage Affiliates and building new locations. We believe that additional occupancy gains in our current portfolio of locations can be realized in fiscal 2008. The Company continues to evaluate new moving and storage opportunities in the market place.

RepWest will continue to provide loss adjusting and claims handling for U-Haul and underwrite components of the Safemove, Safetow and Safestor protection packages to U-Haul customers.

Oxford is pursuing its goals of expanding its presence in the senior market through the sales of its Medicare supplement, life and annuity policies. As part of this strategy, Oxford is attempting to grow its agency force and develop new product offerings.

Cautionary Statements Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, contains “forward-looking statements” regarding future events and our future results. We may make additional written or oral forward-looking statements from time to time in filings with the SEC or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, earnings or loss; estimates of capital expenditures, plans for future operations, products or services; financing needs and plans; our perceptions of our legal positions and anticipated outcomes of government investigations and pending litigation against us; liquidity; goals and strategies; plans for new business; growth rate assumptions, pricing, costs, and access to capital and leasing markets as well as assumptions relating to the foregoing. The words “believe”, “expect”, “anticipate”, “estimate”, “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation, the risk factors set forth in the section entitled “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, as well as the following: the Company’s ability to operate pursuant to the terms of its credit facilities; the Company’s ability to maintain contracts that are critical to its operations; the costs and availability of financing; the Company’s ability to execute its business plan; the Company’s ability to attract, motivate and retain key employees; general economic conditions; fluctuations in our costs to maintain and update our fleet and facilities; our ability to refinance our debt; changes in government regulations, particularly environmental regulations; our credit ratings; the availability of credit; changes in demand for our products; changes in the general domestic economy; the degree and nature of our competition; the resolution of pending litigation against the Company; changes in accounting standards and other factors described in this report or the other documents we file with the SEC. The above factors, the following disclosures, as well as other statements in this report and in the Notes to Condensed Consolidated Financial Statements, could contribute to or cause such risks or uncertainties, or could cause our stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized. The Company assumes no obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

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
Notional Amount		Effective Date	Expiration Date	Fixed Rate	Floating Rate

$ 112,324,580	(a), (b)	5/10/2006	4/10/2012	5.06%	1 Month LIBOR
127,549,582	(a), (b)	10/10/2006	10/10/2012	5.57%	1 Month LIBOR
40,813,799	(a)	7/10/2006	7/10/2013	5.67%	1 Month LIBOR
291,666,667	(a)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
28,000,000	(a)	2/12/2007	2/10/2014	5.24%	1 Month LIBOR
19,000,000	(a)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
19,758,144	(a)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR

(a) interest rate swap agreement
(b) forward swap

As of June 30, 2007, the Company had approximately $759.6 million of variable rate debt obligations. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would increase future earnings and cash flows by approximately $0.8 million annually (after consideration of the effect of the above derivative contracts).

Additionally, our insurance subsidiaries’ fixed income investment portfolios expose the Company to interest rate risk. This interest rate risk is the price sensitivity of a fixed income security to a change in interest rates. As part of our insurance companies’ asset and liability management, actuaries estimate the cash flow patterns of our existing liabilities to determine their duration. These outcomes are compared to the characteristics of the assets that are currently supporting these liabilities assisting management in determining an asset allocation strategy for future investments that management believes will mitigate the overall effect of interest rates.

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.2% and 4.4% of our revenue for the first quarter of fiscal 2008 and 2007, respectively was generated in Canada. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Information regarding our legal proceedings can be found under Note 8 “Contingencies” to the “Notes to Condensed Consolidated Financial Statements”.

Item 1A. Risk Factors

We are not aware of any material updates to the risk factors described in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 13, 2006, we announced that our Board had authorized us to repurchase up to $50.0 million of our common stock. The stock may be repurchased by the Company from time to time on the open market between September 13, 2006 and October 31, 2007. On March 9, 2007, the Board authorized an increase in the Company’s common stock repurchase program to a total aggregate amount, net of brokerage commissions, of $115.0 million (which amount is inclusive of the $50.0 million common stock repurchase program approved by the Board in 2006). As with the original program, the Company may repurchase stock from time to time on the open market until October 31, 2007. The extent to which the Company repurchases its shares and the timing of such purchases will depend upon market conditions and other corporate considerations. The purchases will be funded from available working capital. During the first quarter of fiscal 2008, we repurchased 485,999 shares.

The repurchases made by the Company were as follows:

Period	Total # of Shares Repurchased	Average Price Paid per Share (1)	Total # of Shares Repurchased as Part of Publicly Announced Plan	Total $ of Shares Repurchased as Part of Publicly Announced Plan	Maximum $ of Shares That May Yet be Repurchased Under the Plan

April 1 - 30, 2007	196,232	$69.94	196,232	$13,723,504	$52,170,394
May 1 - 31, 2007	218,090	69.85	218,090	15,234,536	36,935,858
June 1 - 30, 2007	71,677	69.87	71,677	5,008,018	31,927,840
First Quarter Total	485,999	$69.89	485,999	$33,966,058

Cumulative Plan Total	1,225,290	$67.80	1,225,290	$83,072,160

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

AMERCO

Date: August 8, 2007                    /s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date: August 8, 2007                                                           /s/ Jason A. Berg
Jason A. Berg
Chief Accounting Officer
(Principal Accounting Officer)

U-HAUL INTERNATIONAL, INC.

Date: August 8, 2007                                                           /s/ Edward J. Shoen
Edward J. Shoen
Chief Executive Officer and Chairman of the Board
(Duly Authorized Officer)

Date: August 8, 2007                                                           /s/ Robert T. Peterson
Robert T. Peterson
Chief Financial Officer
(Principal Financial Officer)