Form 10-Q
period 2007-09-30
AMERCO /NV/
filed 2007-11-07
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2007

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑  No ☐

20,059,314 shares of AMERCO Common Stock, $0.25 par value, were outstanding at November 1, 2007.

PART I FINANCIAL INFORMATION

ITEM 1.    Financial Statements

AMERCO AND CONSOLIDATED ENTITIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	March 31,
	2007	2007
	(Unaudited)
	(In thousands)
ASSETS
Cash and cash equivalents	$203,344	$75,272
Reinsurance recoverables and trade receivables, net	189,869	184,617
Notes and mortgage receivables, net	1,862	1,669
Inventories, net	62,983	67,023
Prepaid expenses	47,487	52,080
Investments, fixed maturities and marketable equities	656,912	681,801
Investments, other	166,650	178,699
Deferred policy acquisition costs, net	43,887	44,514
Other assets	231,506	95,123
Related party assets	205,849	245,179
	1,810,349	1,625,977
Property, plant and equipment, at cost:
Land	206,780	202,917
Buildings and improvements	834,331	802,289
Furniture and equipment	313,303	301,751
Rental trailers and other rental equipment	206,599	200,208
Rental trucks	1,736,826	1,604,123
SAC Holding II - property, plant and equipment	81,385	80,349
	3,379,224	3,191,637
Less: Accumulated depreciation	(1,310,726)	(1,294,566)
Total property, plant and equipment	2,068,498	1,897,071
Total assets	$3,878,847	$3,523,048
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$264,876	$251,197
AMERCO's notes and loans payable	1,452,042	1,181,165
SAC Holding II notes and loans payable, non-recourse to AMERCO	74,197	74,887
Policy benefits and losses, claims and loss expenses payable	773,250	768,751
Liabilities from investment contracts	361,380	386,640
Other policyholders' funds and liabilities	10,774	10,563
Deferred income	14,935	16,478
Deferred income taxes	137,676	113,170
Related party liabilities	2,008	2,099
Total liabilities	3,091,138	2,804,950
Commitments and contingencies (Notes 3, 6 and 7)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and outstanding as of September 30 and March 31, 2007	-	-
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of September 30 and March 31, 2007	-	-
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of September 30 and March 31, 2007	-	-
Common stock of $0.25 par value, 150,000,000 shares authorized; 41,985,700
issued as of September 30 and March 31, 2007	10,497	10,497
Additional paid-in capital	376,661	375,412
Accumulated other comprehensive loss	(32,628)	(41,779)
Retained earnings	941,870	849,300
Cost of common shares in treasury, net (21,926,386 shares as of
September 30, 2007 and 21,440,387 as of March 31, 2007)	(501,165)	(467,198)
Unearned employee stock ownership plan shares	(7,526)	(8,134)
Total stockholders' equity	787,709	718,098
Total liabilities and stockholders' equity	$3,878,847	$3,523,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended September 30,
	2007	2006
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$439,801	$445,720
Self-storage revenues	33,088	32,416
Self-moving and self-storage products and service sales	62,495	61,916
Property management fees	3,993	3,986
Life insurance premiums	27,937	31,120
Property and casualty insurance premiums	7,332	6,470
Net investment and interest income	16,419	15,626
Other revenue	9,492	8,999
Total revenues	600,557	606,253

Costs and expenses:
Operating expenses	284,990	280,808
Commission expenses	53,437	53,605
Cost of sales	33,943	31,448
Benefits and losses	25,592	28,842
Amortization of deferred policy acquisition costs	3,266	4,825
Lease expense	34,457	37,385
Depreciation, net of (gains) losses on disposals	55,746	43,087
Total costs and expenses	491,431	480,000

Earnings from operations	109,126	126,253
Interest expense	(27,495)	(21,063)
Amortization of fees on early extinguishment of debt	-	(6,969)
Pretax earnings	81,631	98,221
Income tax expense	(31,157)	(37,730)
Net earnings	50,474	60,491
Less: Preferred stock dividends	(3,241)	(3,241)
Earnings available to common shareholders	$47,233	$57,250
Basic and diluted earnings per common share	$2.39	$2.74
Weighted average common shares outstanding: Basic and diluted	19,733,755	20,910,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended September 30,
	2007	2006
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$835,878	$852,954
Self-storage revenues	65,124	62,847
Self-moving and self-storage products and service sales	131,209	129,367
Property management fees	7,940	7,833
Life insurance premiums	57,124	62,039
Property and casualty insurance premiums	13,248	11,852
Net investment and interest income	30,788	29,101
Other revenue	17,404	16,932
Total revenues	1,158,715	1,172,925

Costs and expenses:
Operating expenses	558,321	542,187
Commission expenses	101,360	103,141
Cost of sales	68,591	63,764
Benefits and losses	54,869	59,448
Amortization of deferred policy acquisition costs	7,183	10,451
Lease expense	67,195	74,757
Depreciation, net of (gains) losses on disposals	100,011	82,758
Total costs and expenses	957,530	936,506

Earnings from operations	201,185	236,419
Interest expense	(51,266)	(39,525)
Amortization of fees on early extinguishment of debt	-	(6,969)
Pretax earnings	149,919	189,925
Income tax expense	(57,693)	(74,013)
Net earnings	92,226	115,912
Less: Preferred stock dividends	(6,482)	(6,482)
Earnings available to common shareholders	$85,744	$109,430
Basic and diluted earnings per common share	$4.32	$5.23
Weighted average common shares outstanding: Basic and diluted	19,850,874	20,903,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2007	2006
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Net earnings	$92,226	$115,912
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	113,194	86,545
Amortization of deferred policy acquisition costs	7,183	10,451
Change in provision for (gain) loss on trade receivables	87	(11)
Change in provision for gain on mortgage notes	(19)	(20)
Change in provision for inventory reserves	1,281	-
Net gain on sale of real and personal property	(13,183)	(3,787)
Net loss on sale of investments	149	891
Write-off of unamortized debt issuance costs	-	6,969
Deferred income taxes	33,966	27,677
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(5,154)	18,383
Inventories	3,181	(8,357)
Prepaid expenses	4,120	(2,962)
Capitalization of deferred policy acquisition costs	(2,539)	(3,166)
Other assets	(10,373)	(95)
Related party assets	41,881	12,899
Accounts payable and accrued expenses	13,497	7,380
Policy benefits and losses, claims and loss expenses payable	5,066	(8,420)
Other policyholders' funds and liabilities	211	1,577
Deferred income	(1,673)	530
Related party liabilities	(3,411)	(10,016)
Net cash provided by operating activities	279,690	252,380

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(360,511)	(378,605)
Short term investments	(128,627)	(103,999)
Fixed maturities investments	(45,622)	(59,033)
Real estate	(3,441)	-
Mortgage loans	(4,895)	(8,855)
Proceeds from sale of:
Property, plant and equipment	100,660	57,204
Short term investments	144,814	145,044
Fixed maturities investments	61,206	52,056
Cash received in excess of purchase for company acquired	-	1,235
Equity securities	46	-
Preferred stock	2,625	125
Real estate	153	10,113
Mortgage loans	4,043	4,182
Payments from notes and mortgage receivables	367	293
Net cash used by investing activities	(229,182)	(280,240)

Cash flows from financing activities:
Borrowings from credit facilities	447,620	276,744
Principal repayments on credit facilities	(179,043)	(39,614)
Debt issuance costs	(9,850)	(539)
Leveraged Employee Stock Ownership Plan - repayments from loan	608	608
Treasury stock repurchases	(33,966)	-
Securitization deposits	(116,176)	-
Preferred stock dividends paid	(6,482)	(6,482)
Investment contract deposits	8,772	8,444
Investment contract withdrawals	(34,032)	(40,275)
Net cash provided by financing activities	77,451	198,886

Effects of exchange rate on cash	113	131

Increase in cash equivalents	128,072	171,157
Cash and cash equivalents at the beginning of period	75,272	155,459
Cash and cash equivalents at the end of period	$203,344	$326,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.      Basis of Presentation

The second fiscal quarter for AMERCO ends on the 30th of September for each year that is referenced. Our insurance company subsidiaries have a second quarter that ends on the 30th of June for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the disclosure of our financial position or results of operations. The Company discloses any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2007 and 2006 correspond to the Company’s fiscal years 2008 and 2007, respectively.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars. Certain amounts reported in previous years have been reclassified to conform to the current presentation.

The consolidated financial statements for the second quarter and the first six months of fiscal 2008 and fiscal 2007, and the balance sheet as of March 31, 2007 include the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holding II Corporation and its subsidiaries (“SAC Holding II”).

The condensed consolidated balance sheet as of September 30, 2007 and the related condensed consolidated statements of operations for the second quarter and the first six months and the cash flows for the first six months ended fiscal 2008 and 2007 are unaudited.

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

Description of Legal Entities

AMERCO, a Nevada corporation (“AMERCO”), is the holding company for:

   U-Haul International, Inc. (“U-Haul”),

   Amerco Real Estate Company (“Real Estate”),

   Republic Western Insurance Company (“RepWest”) and its wholly-owned subsidiary,

   Oxford Life Insurance Company (“Oxford”) and its wholly-owned subsidiaries,

Unless the context otherwise requires, the term “Company,” “we,” “us” or “our” refers to AMERCO and its legal subsidiaries.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares net of shares committed to be released were 319,316 and 368,142 as of September 30, 2007 and September 30, 2006, respectively.

6,100,000 shares of preferred stock have been excluded from the weighted average shares outstanding calculation because they are not common stock and they are not convertible into common stock.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

3. Borrowings

Long-Term Debt

Long-term debt was as follows:
			September 30,	March 31,
	2008 Rate (a)	Maturities	2007	2007
			(Unaudited)
			(In thousands)
Real estate loan (amortizing term)	6.93%	2018	$290,000	$295,000
Real estate loan (revolving credit)	-	2018	-	-
Senior mortgages	5.19%-5.75%	2015	519,990	521,332
Construction loan (revolving credit)	7.32%	2009	21,700	-
Working capital loan (revolving credit)	-	2008	-	-
Fleet loans (amortizing term)	6.11%-7.42%	2012-2014	322,143	364,833
Fleet loans (securitization)	5.40%-5.56%	2010-2014	298,209	-
Fleet loan (revolving credit)	-	2011	-	-
Total AMERCO notes and loans payable			$1,452,042	$1,181,165

(a) Interest rate as of September 30, 2007, including the effect of applicable hedging instruments

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. The lender is Merrill Lynch Commercial Finance Corp. and has a final maturity date of August 2018. The loan is comprised of a term loan facility with initial availability of $300.0 million and a revolving credit facility with an availability of $200.0 million. As of September 30, 2007 the outstanding balance on the Real Estate Loan was $290.0 million, with no portion of the revolver drawn down. U-Haul International, Inc. is a guarantor of this loan.

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

The interest rate, per the provisions of the amended Loan Agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At September 30, 2007 the applicable LIBOR was 5.82% and the applicable margin was 1.50%, the sum of which was 7.32%. The applicable margin ranges from 1.50% to 2.00%. The rate on the term facility portion of the loan is hedged with an interest rate swap fixing the rate at 6.93% based on the current margin.

The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. The lenders for these senior mortgages are Merrill Lynch Mortgage Lending, Inc. and Morgan Stanley Mortgage Capital, Inc. These senior mortgages loan balances as of September 30, 2007 were in the aggregate amount of $460.6 million and are due July 2015. These senior mortgages require average monthly principal and interest payments of $3.0 million with the unpaid loan balance and accrued and unpaid interest due at maturity. These senior mortgages are secured by certain properties owned by the borrowers. The interest rates, per the provisions of these senior mortgages, are 5.68% per annum for the Merrill Lynch Mortgage Lending Agreement and 5.52% per annum for the Morgan Stanley Mortgage Capital Agreement. The default provisions of these senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Various subsidiaries of the Company are borrowers under mortgage backed loans that we also classify as senior mortgages.  These loans are secured by certain properties owned by the Company.  The loan balance of these notes totals $59.4 as of September 30, 2007.  Maturity dates begin in 2009 with the majority maturing in 2015.  Rates for these loans range from 5.19% to 5.75%.  The loans require monthly principal and interest payments with the balances due upon maturity.  The default provisions of the loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.  There are limited restrictions regarding our use of the funds.

Construction / Working Capital Loans

Amerco Real Estate Company and a subsidiary of U-Haul International, Inc. entered into a revolving credit Construction Loan with MidFirst Bank effective June 29, 2006. The maximum amount that can be drawn at any one time is $40.0 million. The final maturity is June 2009. As of September 30, 2007 the outstanding balance was $21.7 million.

The Construction Loan requires monthly interest only payments with the principal and any accrued and unpaid interest due at maturity. The loan can be used to develop new or existing storage properties. The loan is secured by the properties being constructed. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 1.50%. At September 30, 2007 the applicable LIBOR was 5.82% and the margin was 1.50%, the sum of which was 7.32%. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Amerco Real Estate Company is a borrower under an asset backed facility. The lender is JP Morgan Chase Bank and the facility was originally in the amount of $20.0 million. The loan is secured by certain properties owned by the borrower. On September 5, 2007, the loan was amended to increase the availability to $35.0 million. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 1.50%. The loan agreement provides for revolving loans, subject to the terms of the loan agreement with final maturity in November 2008, subject to a one year extension. The loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. U-Haul International, Inc. and AMERCO are the guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. At September 30, 2007 the facility was fully available.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under an amortizing term loan. The lender is Merrill Lynch Commercial Finance Corp. The Company’s outstanding balance at September 30, 2007 was $106.6 million and the final maturity is April 2012.

The Merrill Lynch Rental Truck Amortizing Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The Merrill Lynch Rental Truck Amortizing Loan was used to purchase new trucks. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin between 1.50% and 1.75%. At September 30, 2007, the applicable LIBOR was 5.82% and the applicable margin was 1.75%, the sum of which was 7.57%. The interest rate is hedged with an interest rate swap fixing the rate at 6.81% based on the current margin. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

U-Haul International, Inc. and several of its subsidiaries are borrowers under an amortizing term loan. The lender is BTMU Capital Corporation (“BTMU”). The Company’s outstanding balance at September 30, 2007 was $119.3 million, and the final maturity is October 2012.

The BTMU Rental Truck Amortizing Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The BTMU Rental Truck Amortizing Loan was used to purchase new trucks. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin between 1.25% and 1.75%. At September 30, 2007 the applicable LIBOR was 5.82% and the applicable margin was 1.75%, the sum of which was 7.57%. The interest rate is hedged with an interest rate swap fixing the rate at 7.32% based on the current margin. AMERCO and U-Haul International, Inc. are guarantors of the loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

U-Haul International, Inc. and several of its subsidiaries are borrowers under an amortizing term loan. The lender is Bayerische Hypo-und Vereinsbank AG (“HVB”). The Company’s outstanding balance at September 30, 2007 was $33.7 million and its final maturity is July 2013.

The HVB Rental Truck Amortizing Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The HVB Rental Truck Amortizing Loan was used to purchase new trucks. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin between 1.25% and 1.75%. At September 30, 2007 the applicable LIBOR was 5.82% and the applicable margin was 1.75%, the sum of which was 7.57%. The interest rate is hedged with an interest rate swap fixing the rate at 7.42% based on the current margin. U-Haul International, Inc. is a guarantor of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

U-Haul International, Inc. and several of its subsidiaries are borrowers under an amortizing term loan. The lender is U.S. Bancorp Equipment Finance, Inc. (“U.S. Bank”). The Company’s outstanding balance at September 30, 2007 was $26.5 million and its final maturity is February 2014.

The U.S. Bank Rental Truck Amortizing Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The U.S. Bank Rental Truck Amortizing Loan was used to purchase new trucks. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin between 0.900% and 1.125%. At September 30, 2007 the applicable LIBOR was 5.82% and the applicable margin was 1.125%, the sum of which was 6.95%. The interest rate is hedged with an interest rate swap fixing the rate at 6.37% based on the current margin. AMERCO and U-Haul International, Inc. are guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

U-Haul International, Inc. and several of its subsidiaries are borrowers under an amortizing term loan. The lenders are HSBC Bank US, NA and KBC Bank, NV (“HSBC/KBC”). The Company’s outstanding balance at September 30, 2007 was $36.0 million and its final maturity is March 2014.

The HSBC/KBC Rental Truck Amortizing Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The HSBC/KBC Rental Truck Amortizing Loan was used to purchase new trucks. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin between 0.900% and 1.125%. At September 30, 2007 the applicable LIBOR was 5.82% and the applicable margin was 1.125%, the sum of which was 6.95%. The interest rate is hedged with an interest rate swap fixing the rate at 6.11% based on the current margin. AMERCO is the guarantor of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

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

The Boxed Truck Note has a fixed interest rate of 5.56% with an estimated final maturity of February 2014. At September 30, 2007 the outstanding balance was $211.6 million. $91.7 million remains in an escrow account, available to acquire new box trucks through the end of fiscal 2008. The note is secured by the box trucks being purchased and operating cash flows associated with their operation. The unused portion of this facility has been recorded as “Other assets” on our balance sheet.

The Cargo Van/Pickup Note has a fixed interest rate of 5.40% with an estimated final maturity of May 2010. At September 30, 2007 the outstanding balance was $86.6 million. $2.4 million remains in an escrow account, available to acquire new cargo vans and pick up trucks. The note is secured by the cargo vans and pickup trucks being purchased and the operating cash flows associated with their operation. The unused portion of this facility has been recorded as “Other assets” on our balance sheet.

The Box Truck Note and Cargo Van/Pickup Note have the benefit of financial guaranty insurance policies through Ambac Assurance Corporation. These policies guarantee the timely payment of interest on and the ultimate payment of the principal of the notes.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Revolving Credit Agreement

U-Haul International, Inc. and several of its subsidiaries are borrowers under a revolving credit facility. The lender is Merrill Lynch Commercial Finance Corp. The maximum amount that can be drawn is $100.0 million with a final maturity of 2011. As of September 30, 2007, the facility was fully available.

The revolving credit agreement requires monthly interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The revolving credit agreement is secured by various older rental trucks. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin. U-Haul International, Inc. is the guarantor of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Annual Maturities of AMERCO Consolidated Notes and Loans Payable

The annual maturities of AMERCO consolidated long-term debt as of September 30, 2007 for the next five years and thereafter is as follows:

	Year Ending September 30,
	2008	2009	2010	2011	2012	Thereafter
	(Unaudited)
	(In thousands)
Notes payable, secured	$110,829	$125,323	$159,029	$63,355	$141,671	$851,835

SAC Holding II Notes and Loans Payable to Third Parties

SAC Holding II notes and loans payable to third parties, other than AMERCO, were as follows:

	September 30,	March 31,
	2007	2007
	(Unaudited)
	(In thousands)
Notes payable, secured, 7.87% interest rate, due 2027	$74,197	$74,887

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

On March 15, 2004, the SAC entities issued $200.0 million aggregate principal amount of 8.5% senior notes due 2014 (the “new SAC notes”). SAC Holding Corporation and SAC Holding II Corporation were jointly and severally liable for these obligations. The proceeds from this issuance flowed exclusively to SAC Holding Corporation and as such SAC Holding II had recorded no liability for this. On August 30, 2004, SAC Holdings paid down $43.2 million on this note. On June 22, 2007, SAC Holdings repaid the balance of the new SAC notes and terminated the related indenture. No funds from SAC Holding II were used as part of this transaction.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Annual Maturities of SAC Holding II Notes and Loans Payable to Third Parties

The annual maturities of SAC Holding II long-term debt as of September 30, 2007 for the next five years and thereafter is as follows:

	Year Ending September 30,
	2008	2009	2010	2011	2012	Thereafter
	(Unaudited)
	(In thousands)
Notes payable, secured	$1,499	$1,640	$1,776	$1,923	$2,067	$65,292

4. Interest on Borrowings

Interest Expense

Expenses associated with loans outstanding were as follows:
	Quarter Ended September 30,
	2007	2006
	(Unaudited)
	(In thousands)
Interest expense	$25,373	$19,331
Capitalized interest	(322)	(129)
Amortization of transaction costs	1,514	1,076
Interest income resulting from derivatives	(568)	(738)
Amortization of transaction costs related to early extinguishment of debt	-	6,969
Total AMERCO interest expense	25,997	26,509
SAC Holding II interest expense	3,236	3,206
Less: Intercompany transactions	1,738	1,683
Total SAC Holding II interest expense	1,498	1,523
Total	$27,495	$28,032

	Six Months Ended September 30,
	2007	2006
	(Unaudited)
	(In thousands)
Interest expense	$47,496	$35,888
Capitalized interest	(605)	(171)
Amortization of transaction costs	2,395	2,374
Interest income resulting from derivatives	(1,021)	(1,601)
Amortization of transaction costs related to early extinguishment of debt	-	6,969
Total AMERCO interest expense	48,265	43,459
SAC Holding II interest expense	6,467	6,600
Less: Intercompany transactions	3,466	3,565
Total SAC Holding II interest expense	3,001	3,035
Total	$51,266	$46,494

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Interest paid in cash by AMERCO amounted to $25.9 million and $17.1 million for the second quarter of fiscal 2008 and fiscal 2007, respectively.

Interest paid in cash by AMERCO (excluding any fees from the early extinguishment of debt) amounted to $46.0 million and $33.2 million for the first six months of fiscal 2008 and fiscal 2007, respectively.

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations. We have used interest rate swap and interest rate cap agreements to provide for matching the gain or loss recognition on the hedging instrument with the recognition of the changes in the cash flows associated with the hedged asset or liability attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. As of September 30, 2007, the Company had approximately $633.8 million of variable rate debt obligations. On June 8, 2005, the Company entered into separate interest rate swap contracts for $100.0 million of our variable rate debt over a three year term and for $100.0 million of our variable rate debt over a five year term, which were designated as cash flow hedges effective July 1, 2005. These swap contracts were cancelled on August 16, 2006 in conjunction with our amendment of the Real Estate Loan and we entered into a new interest rate swap contract for $300.0 million of our variable rate debt over a twelve year term effective on August 18, 2006. On May 13, 2004, the Company entered into separate interest rate cap contracts for $200.0 million of our variable rate debt over a two year term and for $50.0 million of our variable rate debt over a three year term; however, effective July 11, 2005 when the Real Estate Loan was paid down by $222.4 million the cash flow hedge designations for these contracts were removed. The $200.0 million interest rate cap contract expired on May 17, 2006 and the $50.0 million interest rate cap contract expired on May 17, 2007. On November 15, 2005, the Company entered into a forward starting interest rate swap contract for $142.3 million of a variable rate debt over a six year term that started on May 10, 2006. On June 21, 2006, the Company entered into a forward starting interest rate swap contract for $50.0 million of our variable rate debt over a seven year term that started on July 10, 2006. On June 9, 2006, the Company entered into a forward starting interest rate swap contract for $144.9 million of a variable rate debt over a six year term that started on October 10, 2006. On February 9, 2007, the Company entered into an interest rate swap contract for $30.0 million of our variable rate debt over a seven year term that started on February 12, 2007. On March 8, 2007, the Company entered into two separate interest rate swap contracts each for $20.0 million of our variable rate debt over a seven year term that started on March 10, 2007. These interest rate swap agreements were designated cash flow hedges on their effective dates.

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

The hedging relationship of the interest rate swap agreements is not considered to be perfectly effective.  Therefore, for each reporting period an effectiveness test is performed. For the portion of the change in the interest rate swaps fair value deemed effective, this is charged to accumulated other comprehensive income. The remaining ineffective portion is charged to interest expense for the period. For the six months ended September 30, 2007 and September 30, 2006, the Company recorded interest income related to these swap agreements of $1.2 million and $1.6 million, respectively, all of which represented the ineffective component of the swaps that impacted earnings during the period.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Interest Rates

Interest rates and Company borrowings were as follows:
	Revolving Credit Activity
	Quarter Ended September 30,
	2007	2006
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	6.87%	6.85%
Interest rate at the end of the quarter	7.32%	6.82%
Maximum amount outstanding during the quarter	$121,700	$90,000
Average amount outstanding during the quarter	$98,874	$90,000
Facility fees	$65	$57

	Revolving Credit Activity
	Six Months Ended September 30,
	2007	2006
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the first six months	6.80%	7.35%
Interest rate at the end of the first six months	7.32%	6.82%
Maximum amount outstanding during the first six months	$138,700	$90,000
Average amount outstanding during the first six months	$100,065	$90,000
Facility fees	$134	$114

5. Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Gain (Loss) on Investments	Fair Market Value of Cash Flow Hedge	FASB Statement No. 158 Adjustment	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)
Balance at March 31, 2007	$(36,166)	$(355)	$(5,105)	$(153)	$(41,779)
Foreign currency translation	11,879	-	-	-	11,879
Unrealized loss on investments	-	(1,287)	-	-	(1,287)
Change in fair market value of cash flow hedge	-	-	(1,441)	-	(1,441)
Balance at September 30, 2007	$(24,287)	$(1,642)	$(6,546)	$(153)	$(32,628)

Total comprehensive income for the six months ended September 30, 2007 and 2006 were $101.4 million and $103.6 million, respectively.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

6. Contingent Liabilities and Commitments

The Company leases a portion of its rental equipment and certain of its facilities under operating leases with terms that expire at various dates substantially through 2012, with the exception of one land lease expiring in 2034. At September 30, 2007, AMERCO has guaranteed $170.1 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, the Company has the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. AMERCO has been leasing equipment since 1987 and has experienced no material losses relating to these types of residual value guarantees.

Lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
	(Unaudited)
		(In thousands)
Year-ended September 30:
2008	$12,458	$116,904	$129,362
2009	12,134	102,248	114,382
2010	11,723	84,057	95,780
2011	11,601	67,796	79,397
2012	10,928	53,883	64,811
Thereafter	22,593	52,125	74,718
Total	$81,437	$477,013	$558,450

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7. Contingencies

Shoen

On September 24, 2002, Paul F. Shoen filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Paul F. Shoen vs. SAC Holding Corporation et al., CV02-05602, seeking damages and equitable relief on behalf of AMERCO from SAC Holdings and certain current and former members of the AMERCO Board of Directors, including Edward J. Shoen, Mark V. Shoen and James P. Shoen as defendants. AMERCO is named a nominal defendant for purposes of the derivative action. The complaint alleges breach of fiduciary duty, self-dealing, usurpation of corporate opportunities, wrongful interference with prospective economic advantage and unjust enrichment and seeks the unwinding of sales of self-storage properties by subsidiaries of AMERCO to SAC Holdings prior to the filing of the complaint. The complaint seeks a declaration that such transfers are void as well as unspecified damages. On October 28, 2002, AMERCO, the Shoen directors, the non-Shoen directors and SAC Holdings filed Motions to Dismiss the complaint. In addition, on October 28, 2002, Ron Belec filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Ron Belec vs. William E. Carty, et al., CV 02-06331 and on January 16, 2003, M.S. Management Company, Inc. filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned M.S. Management Company, Inc. vs. William E. Carty, et al., CV 03-00386. Two additional derivative suits were also filed against these parties. These additional suits are substantially similar to the Paul F. Shoen derivative action. The five suits assert virtually identical claims. In fact, three of the five plaintiffs are parties who are working closely together and chose to file the same claims multiple times. These lawsuits alleged that the AMERCO Board lacked independence. In reaching its decision to dismiss these claims, the court determined that the AMERCO Board of Directors had the requisite level of independence required in order to have these claims resolved by the Board. The court consolidated all five complaints before dismissing them on May 28, 2003. Plaintiffs appealed and, on July 13, 2006, the Nevada Supreme Court reviewed and remanded the claim to the trial court for proceedings consistent with its ruling, allowing the plaintiffs to file an amended complaint and plead in addition to substantive claims, demand futility. On November 8, 2006, the nominal plaintiffs filed an Amended Complaint. On December 22, 2006, the defendants filed Motions to Dismiss. Briefing was concluded on February 21, 2007. On March 29, 2007, the Court denied AMERCO’s motion to dismiss regarding the issue of demand futility. On March 30, 2007, the Court heard oral argument on the remainder of the Defendants’ Motions to Dismiss and requested supplemental briefing. The supplemental briefs were filed on May 14, 2007. In September and October of 2007, the defendants filed Motions For Judgment on the Pleadings or, In the Alternative, Summary Judgment. We are currently awaiting the Court’s rulings on these motions.

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

Based upon the information currently available to Real Estate, compliance with the environmental laws and its share of the costs of investigation and cleanup of known hazardous waste sites are not expected to have a material adverse effect on AMERCO’s financial position or operating results. Real Estate expects to spend approximately $7.6 million in total through 2011 to remediate these properties.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

During the first six months of fiscal 2008, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”), wholly-owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. The Company does not have an equity ownership interest in SAC Holdings. The Company recorded interest income of $9.4 million and $9.8 million, and received cash interest payments of $10.2 million and $37.2 million, from SAC Holdings during the first six months of fiscal 2008 and 2007, respectively. The cash interest payments for the first six months of fiscal 2007 included a payment to significantly reduce the outstanding interest receivable from SAC Holdings. The largest aggregate amount of notes receivable outstanding during the first six months of fiscal 2008 was $203.7 million and the aggregate notes receivable balance at September 30, 2007 was $198.4 million, of which $75.1 million is with SAC Holding II and has been eliminated in the consolidating financial statements. In accordance with the terms of these notes, SAC Holdings may repay the notes without penalty or premium.

Interest accrues on the outstanding principal balance of junior notes of SAC Holdings that the Company holds at a 9.0% rate per annum. A fixed portion of that basic interest is paid on a monthly basis. Additional interest can be earned on notes totaling $122.2 million of principal depending upon the amount of remaining basic interest and the cash flow generated by the underlying property. This amount is referred to as the “cash flow-based calculation.”

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

During the first six months of fiscal 2008, AMERCO and U-Haul held various junior notes with Private Mini Storage Realty, L.P. (“Private Mini”). The equity interests of Private Mini are ultimately controlled by Blackwater. The Company recorded interest income of $2.5 million during the first six months of both fiscal 2008 and 2007, and received cash interest payments of $2.5 million from Private Mini during the first six months of both fiscal 2008 and 2007, respectively. The balance of notes receivable from Private Mini at September 30, 2007 was $69.6 million. The largest aggregate amount outstanding during fiscal 2008 was $70.1 million.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $15.0 million and $9.2 million from the above mentioned entities during the first six months of fiscal 2008 and 2007, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $1.3 million for each of the first six months of fiscal 2008 and 2007. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At September 30, 2007, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based upon equipment rental revenues. For the first six months of fiscal 2008 and 2007, the Company paid the above mentioned entities $20.8 million and $21.2 million, respectively in commissions pursuant to such dealership contracts.

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $20.4 million, expenses of $1.3 million and cash flows of $49.4 million during the first six months of fiscal 2008.  Revenues and commission expenses related to the Dealer Agreements were $97.3 million and $20.8 million, respectively.

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

On September 1, 2007, SAC Holding Corporation issued a promissory note to U-Haul. As part of the note, the Company reclassified $20.0 million of deferred interest due from SAC Holding Corporation to a note receivable. The note accrues interest at 9.0% per annum with interest payments due quarterly and a final maturity in 2019.

During the second quarter of fiscal 2008 the Company received $20.1 million from SAC Holding Corporation as full repayment for one of its junior notes.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Related Party Assets
	September 30,	March 31,
	2007	2007
	(Unaudited)
	(In thousands)
Private Mini notes, receivables and interest	$71,566	$71,785
Oxford note receivable from SAC Holding Corporation	-	5,040
U-Haul notes receivable from SAC Holding Coporation	123,340	123,578
U-Haul interest receivable from SAC Holding Corporation	3,441	23,361
U-Haul receivable from SAC Holding Corporation	9,233	16,596
U-Haul receivable from Mercury	2,405	4,278
Other (a)	(4,136)	541
	$205,849	$245,179

(a) The current period credit balance resulted from a timing difference between Oxford and AMERCO for a partial repayment of an intercompany note. This will reverse in our December 31, 2007 financial statements.

Related Party Liabilities
	September 30,	March 31,
	2007	2007
	(Unaudited)
	(In thousands)
SAC Holding II payable to affiliate	$2,008	$2,099

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

This section includes condensed consolidating financial information which presents the condensed consolidating balance sheets as of September 30, 2007 and March 31, 2007 and the related condensed consolidating statements of operations for the second quarter and first six months of fiscal 2008 and 2007 and the condensed consolidating cash flow statements for the first six months of fiscal 2008 and 2007 for:

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

9. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of September 30, 2007 are as follows:

	Moving & Storage						AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated	SAC Holding II	Eliminations		Total Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$31	$182,197	$2,995	$-		$185,223	$4,459	$13,662	$-		$203,344	$-	$-		$203,344
Reinsurance recoverables and trade receivables, net	-	25,255	25	-		25,280	154,004	10,585	-		189,869	-	-		189,869
Notes and mortgage receivables, net	-	1,307	555	-		1,862	-	-	-		1,862	-	-		1,862
Inventories, net	-	61,644	-	-		61,644	-	-	-		61,644	1,339	-		62,983
Prepaid expenses	-	47,169	44	-		47,213	-	-	-		47,213	274	-		47,487
Investments, fixed maturities and marketable equities	-	-	-	-		-	151,662	505,250	-		656,912	-	-		656,912
Investments, other	-	966	13,917	-		14,883	71,784	79,983	-		166,650	-	-		166,650
Deferred policy acquisition costs, net	-	-	-	-		-	76	43,811	-		43,887	-	-		43,887
Other assets	6	181,375	41,738	-		223,119	2,193	911	-		226,223	5,283	-		231,506
Related party assets	1,208,523	233,811	89	(1,146,512)	(d)	295,911	8,663	-	(17,962)	(d)	286,612	-	(80,763)	(d)	205,849
	1,208,560	733,724	59,363	(1,146,512)		855,135	392,841	654,202	(17,962)		1,884,216	6,896	(80,763)		1,810,349

Investment in subsidiaries	(160,547)	-	-	444,861	(c)	284,314	-	-	(284,314)	(c)	-	-	-		-
Investment in SAC Holding II	(8,901)	-	-	-		(8,901)	-	-	-		(8,901)	-	8,901	(c)	-
Total investment in subsidiaries and SAC Holding II	(169,448)	-	-	444,861		275,413	-	-	(284,314)		(8,901)	-	8,901		-

Property, plant and equipment, at cost:
Land	-	43,731	163,049	-		206,780	-	-	-		206,780	-	-		206,780
Buildings and improvements	-	112,781	721,550	-		834,331	-	-	-		834,331	-	-		834,331
Furniture and equipment	4,645	290,586	18,072	-		313,303	-	-	-		313,303	-	-		313,303
Rental trailers and other rental equipment	-	206,599	-	-		206,599	-	-	-		206,599	-	-		206,599
Rental trucks	-	1,736,826	-	-		1,736,826	-	-	-		1,736,826	-	-		1,736,826
SAC Holding II - property, plant and equipment (b)	-	-	-	-		-	-	-	-		-	155,597	(74,212)	(e)	81,385
	4,645	2,390,523	902,671	-		3,297,839	-	-	-		3,297,839	155,597	(74,212)		3,379,224
Less: Accumulated depreciation	(950)	(1,004,243)	(302,187)	-		(1,307,380)	-	-	-		(1,307,380)	(13,851)	10,505	(e)	(1,310,726)
Total property, plant and equipment	3,695	1,386,280	600,484	-		1,990,459	-	-	-		1,990,459	141,746	(63,707)		2,068,498
Total assets	$1,042,807	$2,120,004	$659,847	$(701,651)		$3,121,007	$392,841	$654,202	$(302,276)		$3,865,774	$148,642	$(135,569)		$3,878,847

(a) Balances as of June 30, 2007
(b) Included in this caption is land of $57,169, buildings and improvements of $97,680, and furniture and equipment of $748
(c) Eliminate investment in subsidiaries and SAC Holding II
(d) Eliminate intercompany receivables and payables
(e) Eliminate gain on sale of property from U-Haul to SAC Holding II

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating balance sheets by industry segment as of September 30, 2007 are as follows:

	Moving & Storage						AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$119	$250,746	$5,436	$-		$256,301	$-	$6,802	$-		$263,103	$1,773	$-			$264,876
AMERCO's notes and loans payable	-	669,166	782,876	-		1,452,042	-	-	-		1,452,042	-	-			1,452,042
SAC Holding II notes and loans payable, non-recourse to AMERCO	-	-	-	-		-	-	-	-		-	74,197	-			74,197
Policy benefits and losses, claims and loss expenses payable	-	356,494	-	-		356,494	275,693	141,063	-		773,250	-	-			773,250
Liabilities from investment contracts	-	-	-	-		-	-	361,380	-		361,380	-	-			361,380
Other policyholders' funds and liabilities	-	-	-	-		-	7,913	2,861	-		10,774	-	-			10,774
Deferred income	-	14,104	-	-		14,104	-	-	-		14,104	831	-			14,935
Deferred income taxes	210,411	-	-	-		210,411	(39,009)	(5,032)	-		166,370	(2,029)	(26,665)	(d)		137,676
Related party liabilities	-	1,100,005	53,411	(1,146,512)	(c)	6,904	2,244	8,814	(17,962)	(c)	-	82,771	(80,763)	(c)		2,008
Total liabilities	210,530	2,390,515	841,723	(1,146,512)		2,296,256	246,841	515,888	(17,962)		3,041,023	157,543	(107,428)			3,091,138

Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-		-	-	-	-		-	-	-			-
Series B preferred stock	-	-	-	-		-	-	-	-		-	-	-			-
Series A common stock	-	-	-	-		-	-	-	-		-	-	-			-
Common stock	10,497	540	1	(541)	(b)	10,497	3,300	2,500	(5,800)	(b)	10,497	-	-			10,497
Additional paid-in capital	422,732	121,230	147,481	(268,711)	(b)	422,732	86,121	26,271	(112,392)	(b)	422,732	-	(46,071)	(d)		376,661
Additional paid-in capital - SAC Holding II	-	-	-	-		-	-	-	-		-	4,492	(4,492)	(b)		-
Accumulated other comprehensive income (loss)	(32,628)	(30,987)	-	30,987	(b)	(32,628)	(530)	(1,113)	1,643	(b)	(32,628)	-	-			(32,628)
Retained earnings (deficit)	932,841	(353,768)	(329,358)	683,126	(b)	932,841	57,109	110,656	(167,765)	(b)	932,841	(13,393)	22,422	(b,d	)	941,870
Cost of common shares in treasury, net	(501,165)	-	-	-		(501,165)	-	-	-		(501,165)	-	-			(501,165)
Unearned employee stock ownership plan shares	-	(7,526)	-	-		(7,526)	-	-	-		(7,526)	-	-			(7,526)
Total stockholders' equity (deficit)	832,277	(270,511)	(181,876)	444,861		824,751	146,000	138,314	(284,314)		824,751	(8,901)	(28,141)			787,709
Total liabilities and stockholders' equity	$1,042,807	$2,120,004	$659,847	$(701,651)		$3,121,007	$392,841	$654,202	$(302,276)		$3,865,774	$148,642	$(135,569)			$3,878,847

(a) Balances as of June 30, 2007
(b) Eliminate investment in subsidiaries and SAC Holding II
(c) Eliminate intercompany receivables and payables
(d) Eliminate gain on sale of property from U-Haul to SAC Holding II

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating balance sheets by industry segment as of March 31, 2007 are as follows:

	Moving & Storage						AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated	SAC Holding II	Eliminations		Total Consolidated

	(In thousands)
Assets:
Cash and cash equivalents	$9	$63,490	$807	$-		$64,306	$4,228	$6,738	$-		$75,272	$-	$-		$75,272
Reinsurance recoverables and trade receivables, net	-	18,343	27	-		18,370	155,172	11,075	-		184,617	-	-		184,617
Notes and mortgage receivables, net	-	1,236	433	-		1,669	-	-	-		1,669	-	-		1,669
Inventories, net	-	65,646	-	-		65,646	-	-	-		65,646	1,377	-		67,023
Prepaid expenses	11,173	40,586	30	-		51,789	-	-	-		51,789	291	-		52,080
Investments, fixed maturities and marketable equities	-	-	-	-		-	156,540	525,261	-		681,801	-	-		681,801
Investments, other	-	1,119	10,714	-		11,833	74,716	92,150	-		178,699	-	-		178,699
Deferred policy acquisition costs, net	-	-	-	-		-	196	44,318	-		44,514	-	-		44,514
Other assets	12	56,264	31,794	-		88,070	1,744	833	-		90,647	4,476	-		95,123
Related party assets	1,180,929	251,288	12,663	(1,113,379)	(d)	331,501	9,909	5,040	(20,840)	(d)	325,610	5	(80,436)	(d)	245,179
	1,192,123	497,972	56,468	(1,113,379)		633,184	402,505	685,415	(20,840)		1,700,264	6,149	(80,436)		1,625,977
Investment in subsidiaries	(235,860)	-	-	514,745	(c)	278,885	-	-	(278,885)	(c)	-	-	-		-
Investment in SAC Holding II	(9,256)	-	-	-		(9,256)	-	-	-		(9,256)	-	9,256	(c)	-
Total investment in subsidiaries and SAC Holding II	(245,116)	-	-	514,745		269,629	-	-	(278,885)		(9,256)	-	9,256		-

Property, plant and equipment, at cost:
Land	-	39,868	163,049	-		202,917	-	-	-		202,917	-	-		202,917
Buildings and improvements	-	103,542	698,747	-		802,289	-	-	-		802,289	-	-		802,289
Furniture and equipment	4,588	279,219	17,944	-		301,751	-	-	-		301,751	-	-		301,751
Rental trailers and other rental equipment	-	200,208	-	-		200,208	-	-	-		200,208	-	-		200,208
Rental trucks	-	1,604,123	-	-		1,604,123	-	-	-		1,604,123	-	-		1,604,123
SAC Holding II - property, plant and equipment (b)	-	-	-	-		-	-	-	-		-	154,561	(74,212)	(e)	80,349
	4,588	2,226,960	879,740	-		3,111,288	-	-	-		3,111,288	154,561	(74,212)		3,191,637
Less: Accumulated depreciation	(627)	(995,028)	(296,563)	-		(1,292,218)	-	-	-		(1,292,218)	(12,573)	10,225	(e)	(1,294,566)
Total property, plant and equipment	3,961	1,231,932	583,177	-		1,819,070	-	-	-		1,819,070	141,988	(63,987)		1,897,071
Total assets	$950,968	$1,729,904	$639,645	$(598,634)		$2,721,883	$402,505	$685,415	$(299,725)		$3,510,078	$148,137	$(135,167)		$3,523,048

(a) Balances as of December 31, 2006
(b) Included in this caption is land of $57,169, buildings and improvements of $96,879, and furniture and equipment of $513
(c) Eliminate investment in subsidiaries and SAC Holding II
(d) Eliminate intercompany receivables and payables
(e) Eliminate gain on sale of property from U-Haul to SAC Holding II

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating balance sheets by industry segment as of March 31, 2007 are as follows:

	Moving & Storage						AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$926	$236,830	$4,973	$-		$242,729	$-	$7,083	$-		$249,812	$1,385	$-			$251,197
AMERCO's notes and loans payable	-	406,458	774,707	-		1,181,165	-	-	-		1,181,165	-	-			1,181,165
SAC Holding II notes and loans payable, non-recourse to AMERCO	-	-	-	-		-	-	-	-		-	74,887	-			74,887
Policy benefits and losses, claims and loss expenses payable	-	330,602	-	-		330,602	291,241	146,908	-		768,751	-	-			768,751
Liabilities from investment contracts	-	-	-	-		-	-	386,640	-		386,640	-	-			386,640
Other policyholders' funds and liabilities	-	-	-	-		-	7,633	2,930	-		10,563	-	-			10,563
Deferred income	-	15,629	-	-		15,629	-	-	-		15,629	849	-			16,478
Deferred income taxes	186,594	-	-	-		186,594	(41,223)	(3,167)	-		142,204	(2,263)	(26,771)	(d)		113,170
Related party liabilities	-	1,077,090	46,139	(1,113,379)	(c)	9,850	2,411	8,579	(20,840)	(c)	-	82,535	(80,436)	(c)		2,099
Total liabilities	187,520	2,066,609	825,819	(1,113,379)		1,966,569	260,062	548,973	(20,840)		2,754,764	157,393	(107,207)			2,804,950

Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-		-	-	-	-		-	-	-			-
Series B preferred stock	-	-	-	-		-	-	-	-		-	-	-			-
Series A common stock	-	-	-	-		-	-	-	-		-	-	-			-
Common stock	10,497	540	1	(541)	(b)	10,497	3,300	2,500	(5,800)	(b)	10,497	-	-			10,497
Additional paid-in capital	421,483	121,230	147,481	(268,711)	(b)	421,483	86,121	26,271	(112,392)	(b)	421,483	-	(46,071)	(d)		375,412
Additional paid-in capital - SAC Holding II	-	-	-	-		-	-	-	-		-	4,492	(4,492)	(b)		-
Accumulated other comprehensive income (loss)	(41,779)	(41,454)	-	41,454	(b)	(41,779)	(163)	(192)	355	(b)	(41,779)	-	-			(41,779)
Retained earnings (deficit)	840,445	(408,887)	(333,656)	742,543	(b)	840,445	53,185	107,863	(161,048)	(b)	840,445	(13,748)	22,603	(b,d	)	849,300
Cost of common shares in treasury, net	(467,198)	-	-	-		(467,198)	-	-	-		(467,198)	-	-			(467,198)
Unearned employee stock ownership plan shares	-	(8,134)	-	-		(8,134)	-	-	-		(8,134)	-	-			(8,134)
Total stockholders' equity (deficit)	763,448	(336,705)	(186,174)	514,745		755,314	142,443	136,442	(278,885)		755,314	(9,256)	(27,960)			718,098
Total liabilities and stockholders' equity	$950,968	$1,729,904	$639,645	$(598,634)		$2,721,883	$402,505	$685,415	$(299,725)		$3,510,078	$148,137	$(135,167)			$3,523,048

(a) Balances as of December 31, 2006
(b) Eliminate investment in subsidiaries and SAC Holding II
(c) Eliminate intercompany receivables and payables
(d) Eliminate gain on sale of property from U-Haul to SAC Holding II

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statement of operations by industry segment for the quarter ended September 30, 2007 are as follows:

	Moving & Storage						AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations		Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$439,801	$-	$-		$439,801	$-	$-	$-			$439,801	$2,734	$(2,734)	(b)	$439,801
Self-storage revenues	-	27,865	418	-		28,283	-	-	-			28,283	4,805	-		33,088
Self-moving & self-storage products & service sales	-	58,185	-	-		58,185	-	-	-			58,185	4,310	-		62,495
Property management fees	-	4,742	-	-		4,742	-	-	-			4,742	-	(749)	(g)	3,993
Life insurance premiums	-	-	-	-		-	-	27,937	-			27,937	-	-		27,937
Property and casualty insurance premiums	-	-	-	-		-	7,332	-	-			7,332	-	-		7,332
Net investment and interest income	1,091	9,163	-	-		10,254	3,061	5,294	(452)	(b,d	)	18,157	-	(1,738)	(d)	16,419
Other revenue	-	9,274	17,661	(18,676)	(b)	8,259	-	1,229	(131)	(b)		9,357	313	(178)	(b)	9,492
Total revenues	1,091	549,030	18,079	(18,676)		549,524	10,393	34,460	(583)			593,794	12,162	(5,399)		600,557

Costs and expenses:
Operating expenses	2,219	285,829	2,314	(18,676)	(b)	271,686	3,746	6,467	(1,868)	(b,c,d	)	280,031	5,708	(749)	(g)	284,990
Commission expenses	-	56,171	-	-		56,171	-	-	-			56,171	-	(2,734)	(b)	53,437
Cost of sales	-	31,485	-	-		31,485	-	-	-			31,485	2,458	-		33,943
Benefits and losses	-	-	-	-		-	2,887	21,200	1,505	(c)		25,592	-	-		25,592
Amortization of deferred policy acquisition costs	-	-	-	-		-	38	3,228	-			3,266	-	-		3,266
Lease expense	22	34,814	19	-		34,855	-	-	(220)	(b)		34,635	-	(178)	(b)	34,457
Depreciation, net of (gains) losses on disposals	148	52,101	2,961	-		55,210	-	-	-			55,210	676	(140)	(e)	55,746
Total costs and expenses	2,389	460,400	5,294	(18,676)		449,407	6,671	30,895	(583)			486,390	8,842	(3,801)		491,431

Equity in earnings of subsidiaries	37,248	-	-	(32,429)	(f)	4,819	-	-	(4,819)	(f)		-	-	-		-
Equity in earnings of SAC Holding II	43	-	-	-		43	-	-	-			43	-	(43)	(f)	-
Total - equity in earnings of subsidiaries and SAC Holding II	37,291	-	-	(32,429)		4,862	-	-	(4,819)			43	-	(43)		-
Earnings from operations	35,993	88,630	12,785	(32,429)		104,979	3,722	3,565	(4,819)			107,447	3,320	(1,641)		109,126
Interest income (expense)	22,276	(34,906)	(13,367)	-		(25,997)	-	-	-			(25,997)	(3,236)	1,738	(d)	(27,495)
Pretax earnings (loss)	58,269	53,724	(582)	(32,429)		78,982	3,722	3,565	(4,819)			81,450	84	97		81,631
Income tax expense	(7,882)	(20,139)	(574)	-		(28,595)	(1,303)	(1,165)	-			(31,063)	(41)	(53)	(e)	(31,157)
Net earnings (loss)	50,387	33,585	(1,156)	(32,429)		50,387	2,419	2,400	(4,819)			50,387	43	44		50,474
Less: Preferred stock dividends	(3,241)	-	-	-		(3,241)	-	-	-			(3,241)	-	-		(3,241)
Earnings (loss) available to common shareholders	$47,146	$33,585	$(1,156)	$(32,429)		$47,146	$2,419	$2,400	$(4,819)			$47,146	$43	$44		$47,233
(a) Balances for the quarter ended June 30, 2007
(b) Eliminate intercompany lease income and commission income
(c ) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate gain on sale of surplus property from U-Haul to SAC Holding II
(f) Eliminate equity in earnings of subsidiaries and equity in earnings of SAC Holding II
(g) Eliminate management fees charged to SAC Holding II and other intercompany operating expenses

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statements of operations by industry for the quarter ended September 30, 2006 are as follows:

	Moving & Storage						AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations		Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$445,720	$-	$-		$445,720	$-	$-	$-			$445,720	$2,754	$(2,754)	(b)	$445,720
Self-storage revenues	-	26,970	398	-		27,368	-	-	-			27,368	5,048	-		32,416
Self-moving & self-storage products & service sales	-	57,531	-	-		57,531	-	-	-			57,531	4,385	-		61,916
Property management fees	-	4,738	-	-		4,738	-	-	-			4,738	-	(752)	(g)	3,986
Life insurance premiums	-	-	-	-		-	-	31,519	(399)	(c)		31,120	-	-		31,120
Property and casualty insurance premiums	-	-	-	-		-	6,470	-	-			6,470	-	-		6,470
Net investment and interest income	1,242	7,818	-	-		9,060	2,790	5,771	(312)	(b,d	)	17,309	-	(1,683)	(d)	15,626
Other revenue	174	8,625	16,940	(18,335)	(b)	7,404	-	1,441	(16)	(b)		8,829	348	(178)	(b)	8,999
Total revenues	1,416	551,402	17,338	(18,335)		551,821	9,260	38,731	(727)			599,085	12,535	(5,367)		606,253

Costs and expenses:
Operating expenses	2,768	282,779	2,705	(18,335)	(b)	269,917	2,004	7,221	(3,419)	(b,c,d	)	275,723	5,837	(752)	(g)	280,808
Commission expenses	-	56,359	-	-		56,359	-	-	-			56,359	-	(2,754)	(b)	53,605
Cost of sales	-	29,559	-	-		29,559	-	-	-			29,559	1,889	-		31,448
Benefits and losses	-	-	-	-		-	4,949	21,925	1,968	(c)		28,842	-	-		28,842
Amortization of deferred policy acquisition costs	-	-	-	-		-	643	4,182	-			4,825	-	-		4,825
Lease expense	22	37,858	801	-		38,681	-	-	(1,118)	(b)		37,563	-	(178)	(b)	37,385
Depreciation, net of (gains) losses on disposals	60	43,366	(869)	-		42,557	-	-	-			42,557	670	(140)	(e)	43,087
Total costs and expenses	2,850	449,921	2,637	(18,335)		437,073	7,596	33,328	(2,569)			475,428	8,396	(3,824)		480,000
Equity in earnings of subsidiaries	46,841	-	-	(40,359)	(f)	6,482	-	-	(6,482)	(f)		-	-	-		-
Equity in earnings of SAC Holding II	560	-	-	-		560	-	-	-			560	-	(560)	(f)	-
Total - equity in earnings of subsidiaries and SAC Holding II	47,401	-	-	(40,359)		7,042	-	-	(6,482)			560	-	(560)		-
Earnings from operations	45,967	101,481	14,701	(40,359)		121,790	1,664	5,403	(4,640)			124,217	4,139	(2,103)		126,253
Interest income (expense)	21,981	(27,685)	(13,836)	-		(19,540)	-	-	-			(19,540)	(3,206)	1,683	(d)	(21,063)
Amortization of fees on early extinguishment of debt	-	(302)	(6,667)	-		(6,969)	-	-	-			(6,969)	-	-		(6,969)
Pretax earnings (loss)	67,948	73,494	(5,802)	(40,359)		95,281	1,664	5,403	(4,640)			97,708	933	(420)		98,221
Income tax benefit (expense)	(7,544)	(29,328)	1,995	-		(34,877)	(560)	(1,867)	-			(37,304)	(373)	(53)	(e)	(37,730)
Net earnings (loss)	60,404	44,166	(3,807)	(40,359)		60,404	1,104	3,536	(4,640)			60,404	560	(473)		60,491
Less: Preferred stock dividends	(3,241)	-	-	-		(3,241)	-	-	-			(3,241)	-	-		(3,241)
Earnings (loss) available to common shareholders	$57,163	$44,166	$(3,807)	$(40,359)		$57,163	$1,104	$3,536	$(4,640)			$57,163	$560	$(473)		$57,250
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
(d) Eliminate intercompany interest on debt
(e) Eliminate gain on sale of surplus property from U-Haul to SAC Holding II
(f) Eliminate equity in earnings of subsidiaries and equity in earnings of SAC Holding II
(g) Eliminate management fees charged to SAC Holding II and other intercompany operating expenses

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statements of operations by industry for the six months ended September 30, 2007 are as follows:

	Moving & Storage						AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations		Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$835,878	$-	$-		$835,878	$-	$-	$-			$835,878	$5,157	$(5,157)	(b)	$835,878
Self-storage revenues	-	54,489	838	-		55,327	-	-	-			55,327	9,797	-		65,124
Self-moving & self-storage products & service sales	-	122,247	-	-		122,247	-	-	-			122,247	8,962	-		131,209
Property management fees	-	9,428	-	-		9,428	-	-	-			9,428	-	(1,488)	(g)	7,940
Life insurance premiums	-	-	-	-		-	-	57,124	-			57,124	-	-		57,124
Property and casualty insurance premiums	-	-	-	-		-	13,248	-	-			13,248	-	-		13,248
Net investment and interest income	2,277	15,571	-	-		17,848	6,161	11,148	(903)	(b,d	)	34,254	-	(3,466)	(d)	30,788
Other revenue	-	17,454	34,727	(37,169)	(b)	15,012	-	2,371	(259)	(b)		17,124	635	(355)	(b)	17,404
Total revenues	2,277	1,055,067	35,565	(37,169)		1,055,740	19,409	70,643	(1,162)			1,144,630	24,551	(10,466)		1,158,715

Costs and expenses:
Operating expenses	5,869	559,050	5,148	(37,169)	(b)	532,898	6,508	12,839	(3,989)	(b,c,d	)	548,256	11,553	(1,488)	(g)	558,321
Commission expenses	-	106,517	-	-		106,517	-	-	-			106,517	-	(5,157)	(b)	101,360
Cost of sales	-	63,911	-	-		63,911	-	-	-			63,911	4,680	-		68,591
Benefits and losses	-	-	-	-		-	6,684	44,918	3,267	(c)		54,869	-	-		54,869
Amortization of deferred policy acquisition costs	-	-	-	-		-	179	7,004	-			7,183	-	-		7,183
Lease expense	48	67,898	44	-		67,990	-	-	(440)	(b)		67,550	-	(355)	(b)	67,195
Depreciation, net of (gains) losses on disposals	322	103,104	(4,378)	-		99,048	-	-	-			99,048	1,243	(280)	(e)	100,011
Total costs and expenses	6,239	900,480	814	(37,169)		870,364	13,371	64,761	(1,162)			947,334	17,476	(7,280)		957,530
Equity in earnings of subsidiaries	67,157	-	-	(59,417)	(f)	7,740	-	-	(7,740)	(f)		-	-	-		-
Equity in earnings of SAC Holding II	355	-	-	-		355	-	-	-			355	-	(355)	(f)	-
Total - equity in earnings of subsidiaries and SAC Holding II	67,512	-	-	(59,417)		8,095	-	-	(7,740)			355	-	(355)		-
Earnings from operations	63,550	154,587	34,751	(59,417)		193,471	6,038	5,882	(7,740)			197,651	7,075	(3,541)		201,185
Interest income (expense)	43,541	(65,542)	(26,264)	-		(48,265)	-	-	-			(48,265)	(6,467)	3,466	(d)	(51,266)
Pretax earnings	107,091	89,045	8,487	(59,417)		145,206	6,038	5,882	(7,740)			149,386	608	(75)		149,919
Income tax expense	(15,039)	(33,926)	(4,189)	-		(53,154)	(2,114)	(2,066)	-			(57,334)	(253)	(106)	(e)	(57,693)
Net earnings	92,052	55,119	4,298	(59,417)		92,052	3,924	3,816	(7,740)			92,052	355	(181)		92,226
Less: Preferred stock dividends	(6,482)	-	-	-		(6,482)	-	-	-			(6,482)	-	-		(6,482)
Earnings available to common shareholders	$85,570	$55,119	$4,298	$(59,417)		$85,570	$3,924	$3,816	$(7,740)			$85,570	$355	$(181)		$85,744
(a) Balances for the six months ended June 30, 2007
(b) Eliminate intercompany lease income and commission income
(c ) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate gain on sale of surplus property from U-Haul to SAC Holding II
(f) Eliminate equity in earnings of subsidiaries and equity in earnings of SAC Holding II
(g) Eliminate management fees charged to SAC Holding II and other intercompany operating expenses

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statements of operations by industry for the six months ended September 30, 2006 are as follows:

	Moving & Storage						AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations		Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$852,954	$-	$-		$852,954	$-	$-	$-			$852,954	$5,310	$(5,310)	(b)	$852,954
Self-storage revenues	-	52,149	808	-		52,957	-	-	-			52,957	9,890	-		62,847
Self-moving & self-storage products & service sales	-	120,230	-	-		120,230	-	-	-			120,230	9,137	-		129,367
Property management fees	-	9,334	-	-		9,334	-	-	-			9,334	-	(1,501)	(g)	7,833
Life insurance premiums	-	-	-	-		-	-	62,836	(797)	(c)		62,039	-	-		62,039
Property and casualty insurance premiums	-	-	-	-		-	11,852	-	-			11,852	-	-		11,852
Net investment and interest income	2,462	14,386	-	-		16,848	5,476	11,277	(935)	(b,d	)	32,666	-	(3,565)	(d)	29,101
Other revenue	204	16,752	33,763	(36,583)	(b)	14,136	-	2,755	(281)	(b)		16,610	677	(355)	(b)	16,932
Total revenues	2,666	1,065,805	34,571	(36,583)		1,066,459	17,328	76,868	(2,013)			1,158,642	25,014	(10,731)		1,172,925

Costs and expenses:
Operating expenses	7,333	545,586	4,718	(36,583)	(b)	521,054	3,567	13,970	(6,341)	(b,c,d	)	532,250	11,438	(1,501)	(g)	542,187
Commission expenses	-	108,451	-	-		108,451	-	-	-			108,451	-	(5,310)	(b)	103,141
Cost of sales	-	59,788	-	-		59,788	-	-	-			59,788	3,976	-		63,764
Benefits and losses	-	-	-	-		-	9,131	46,358	3,959	(c)		59,448	-	-		59,448
Amortization of deferred policy acquisition costs	-	-	-	-		-	1,265	9,186	-			10,451	-	-		10,451
Lease expense	41	75,726	818	-		76,585	-	-	(1,473)	(b)		75,112	-	(355)	(b)	74,757
Depreciation, net of (gains) losses on disposals	122	80,639	939	-		81,700	-	-	-			81,700	1,338	(280)	(e)	82,758
Total costs and expenses	7,496	870,190	6,475	(36,583)		847,578	13,963	69,514	(3,855)			927,200	16,752	(7,446)		936,506
Equity in earnings of subsidiaries	89,889	-	-	(81,056)	(f)	8,833	-	-	(8,833)	(f)		-	-	-		-
Equity in earnings of SAC Holding II	997	-	-	-		997	-	-	-			997	-	(997)	(f)	-
Total - equity in earnings of subsidiaries and SAC Holding II	90,886	-	-	(81,056)		9,830	-	-	(8,833)			997	-	(997)		-
Earnings from operations	86,056	195,615	28,096	(81,056)		228,711	3,365	7,354	(6,991)			232,439	8,262	(4,282)		236,419
Interest income (expense)	44,102	(54,526)	(26,066)	-		(36,490)	-	-	-			(36,490)	(6,600)	3,565	(d)	(39,525)
Amortization of fees on early extinguishment of debt	-	(302)	(6,667)	-		(6,969)	-	-	-			(6,969)	-	-		(6,969)
Pretax earnings (loss)	130,158	140,787	(4,637)	(81,056)		185,252	3,365	7,354	(6,991)			188,980	1,662	(717)		189,925
Income tax benefit (expense)	(14,420)	(56,425)	1,331	-		(69,514)	(1,178)	(2,550)	-			(73,242)	(665)	(106)	(e)	(74,013)
Net earnings (loss)	115,738	84,362	(3,306)	(81,056)		115,738	2,187	4,804	(6,991)			115,738	997	(823)		115,912
Less: Preferred stock dividends	(6,482)	-	-	-		(6,482)	-	-	-			(6,482)	-	-		(6,482)
Earnings (loss) available to common shareholders	$109,256	$84,362	$(3,306)	$(81,056)		$109,256	$2,187	$4,804	$(6,991)			$109,256	$997	$(823)		$109,430
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
(d) Eliminate intercompany interest on debt
(e) Eliminate gain on sale of surplus property from U-Haul to SAC Holding II
(f) Eliminate equity in earnings of subsidiaries and equity in earnings of SAC Holding II
(g) Eliminate management fees charged to SAC Holding II and other intercompany operating expenses

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating cash flow statements by industry segment for the six months ended September 30, 2007 are as follows:

	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$92,052	$55,119	$4,298	$(59,417)	$92,052	$3,924	$3,816	$(7,740)	$92,052	$355	$(181)	$92,226
Earnings from consolidated entities	(67,512)	-	-	59,417	(8,095)	-	-	7,740	(355)	-	355	-
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	322	106,115	5,634	-	112,071	-	-	-	112,071	1,403	(280)	113,194
Amortization of deferred policy acquisition costs	-	-	-	-	-	179	7,004	-	7,183	-	-	7,183
Change in provision for loss on trade receivables	-	31	-	-	31	-	56	-	87	-	-	87
Change in provision for gain on mortgage notes	-	(19)	-	-	(19)	-	-	-	(19)	-	-	(19)
Change in provision for inventory reserve	-	1,281	-	-	1,281	-	-	-	1,281	-	-	1,281
Net gain on sale of real and personal property	-	(3,011)	(10,012)	-	(13,023)	-	-	-	(13,023)	(160)	-	(13,183)
Net (gain) loss on sale of investments	-	-	-	-	-	167	(18)	-	149	-	-	149
Deferred income taxes	31,666	121	-	-	31,787	2,411	(572)	-	33,626	234	106	33,966
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(6,754)	(2)	-	(6,756)	1,168	434	-	(5,154)	-	-	(5,154)
Inventories	-	3,143	-	-	3,143	-	-	-	3,143	38	-	3,181
Prepaid expenses	11,173	(7,056)	(14)	-	4,103	-	-	-	4,103	17	-	4,120
Capitalization of deferred policy acquisition costs	-	-	-	-	-	(59)	(2,480)	-	(2,539)	-	-	(2,539)
Other assets	6	797	(9,774)	-	(8,971)	(447)	(79)	-	(9,497)	(876)	-	(10,373)
Related party assets	5,812	17,204	12,574	-	35,590	1,246	5,040	-	41,876	5	-	41,881
Accounts payable and accrued expenses	415	18,485	(4,187)	-	14,713	-	(1,613)	-	13,100	397	-	13,497
Policy benefits and losses, claims and loss expenses payable	-	26,459	-	-	26,459	(15,548)	(5,845)	-	5,066	-	-	5,066
Other policyholders' funds and liabilities	-	-	-	-	-	280	(69)	-	211	-	-	211
Deferred income	-	(1,655)	-	-	(1,655)	-	-	-	(1,655)	(18)	-	(1,673)
Related party liabilities	-	(3,715)	-	-	(3,715)	(167)	235	-	(3,647)	236	-	(3,411)
Net cash provided (used) by operating activities	73,934	206,545	(1,483)	-	278,996	(6,846)	5,909	-	278,059	1,631	-	279,690
Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(58)	(338,531)	(20,590)	-	(359,179)	-	-	-	(359,179)	(1,332)	-	(360,511)
Short term investments	-	-	-	-	-	(34,607)	(94,020)	-	(128,627)	-	-	(128,627)
Fixed maturities investments	-	-	-	-	-	(12,885)	(32,737)	-	(45,622)	-	-	(45,622)
Real estate	-	-	(3,203)	-	(3,203)	(238)	-	-	(3,441)	-	-	(3,441)
Mortgage loans	-	-	-	-	-	-	(4,895)	-	(4,895)	-	-	(4,895)
Proceeds from sales of:
Property, plant and equipment	-	88,385	11,884	-	100,269	-	-	-	100,269	391	-	100,660
Short term investments	-	-	-	-	-	37,778	107,036	-	144,814	-	-	144,814
Fixed maturities investments	-	-	-	-	-	15,029	46,177	-	61,206	-	-	61,206
Equity securities	-	-	-	-	-	-	46	-	46	-	-	46
Preferred stock	-	-	-	-	-	2,000	625	-	2,625	-	-	2,625
Real estate	-	153	-	-	153	-	-	-	153	-	-	153
Mortgage loans	-	-	-	-	-	-	4,043	-	4,043	-	-	4,043
Payments from notes and mortgage receivables	-	56	311	-	367	-	-	-	367	-	-	367
Net cash provided (used) by investing activities	(58)	(249,937)	(11,598)	-	(261,593)	7,077	26,275	-	(228,241)	(941)	-	(229,182)
	(page 1 of 2)
(a) Balance for the period ended June 30, 2007

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the six months ended September 30, 2007 are as follows:

	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	-	409,794	37,826	-	447,620	-	-	-	447,620	-	-	447,620
Principal repayments on credit facilities	-	(148,696)	(29,657)	-	(178,353)	-	-	-	(178,353)	(690)	-	(179,043)
Debt issuance costs	-	(9,680)	(170)	-	(9,850)	-	-	-	(9,850)	-	-	(9,850)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	608	-	-	608	-	-	-	608	-	-	608
Treasury stock repurchases	(33,966)	-	-	-	(33,966)	-	-	-	(33,966)	-	-	(33,966)
Securitization deposits	-	(116,176)	-	-	(116,176)	-	-	-	(116,176)	-	-	(116,176)
Proceeds from (repayment of) intercompany loans	(33,406)	26,136	7,270	-	-	-	-	-	-	-	-	-
Preferred stock dividends paid	(6,482)	-	-	-	(6,482)	-	-	-	(6,482)	-	-	(6,482)
Investment contract deposits	-	-	-	-	-	-	8,772	-	8,772	-	-	8,772
Investment contract withdrawals	-	-	-	-	-	-	(34,032)	-	(34,032)	-	-	(34,032)
Net cash provided (used) by financing activities	(73,854)	161,986	15,269	-	103,401	-	(25,260)	-	78,141	(690)	-	77,451

Effects of exchange rate on cash	-	113	-	-	113	-	-	-	113	-	-	113

Increase (decrease) in cash and cash equivalents	22	118,707	2,188	-	120,917	231	6,924	-	128,072	-	-	128,072
Cash and cash equivalents at beginning of period	9	63,490	807	-	64,306	4,228	6,738	-	75,272	-	-	75,272
Cash and cash equivalents at end of period	$31	$182,197	$2,995	$-	$185,223	$4,459	$13,662	$-	$203,344	$-	$-	$203,344
	(page 2 of 2)
(a) Balance for the period ended June 30, 2007

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating cash flow statements by industry segment for the six months ended September 30, 2006 are as follows:

	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings (loss)	$115,738	$84,362	$(3,306)	$(81,056)	$115,738	$2,187	$4,804	$(6,991)	$115,738	$997	$(823)	$115,912
Earnings from consolidated entities	(90,886)	-	-	81,056	(9,830)	-	-	8,833	(997)	-	997	-
Adjustments to reconcile net earnings (loss) to cash provided by operations:
Depreciation	122	80,042	5,323	-	85,487	-	-	-	85,487	1,338	(280)	86,545
Amortization of deferred policy acquisition costs	-	-	-	-	-	1,265	9,186	-	10,451	-	-	10,451
Change in provision for (gain) loss on trade receivables	-	(57)	-	-	(57)	-	46	-	(11)	-	-	(11)
Change in provision for gain on mortgage notes	-	(20)	-	-	(20)	-	-	-	(20)	-	-	(20)
Net (gain) loss on sale of real and personal property	-	597	(4,384)	-	(3,787)	-	-	-	(3,787)	-	-	(3,787)
Net loss on sale of investments	-	-	-	-	-	505	386	-	891	-	-	891
Write-off of unamortized debt issuance costs	-	302	6,667	-	6,969	-	-	-	6,969	-	-	6,969
Deferred income taxes	25,888	(16)	-	-	25,872	24	1,030	-	26,926	644	107	27,677
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(2,797)	1	-	(2,796)	20,125	1,054	-	18,383	-	-	18,383
Inventories	-	(8,249)	-	-	(8,249)	-	-	-	(8,249)	(108)	-	(8,357)
Prepaid expenses	1,096	(3,938)	-	-	(2,842)	-	-	-	(2,842)	(120)	-	(2,962)
Capitalization of deferred policy acquisition costs	-	-	-	-	-	(699)	(2,467)	-	(3,166)	-	-	(3,166)
Other assets	(3)	(936)	1,266	-	327	138	11	-	476	(571)	-	(95)
Related party assets	(17,621)	11,360	2,793	18,668	15,200	6,232	(60)	(5,568)	15,804	2,900	(5,805)	12,899
Accounts payable and accrued expenses	(19,824)	31,704	(6,774)	-	5,106	-	1,697	-	6,803	577	-	7,380
Policy benefits and losses, claims and loss expenses payable	-	31,763	-	-	31,763	(30,506)	(9,677)	-	(8,420)	-	-	(8,420)
Other policyholders' funds and liabilities	-	-	-	-	-	1,863	(286)	-	1,577	-	-	1,577
Deferred income	-	486	-	-	486	-	-	-	486	44	-	530
Related party liabilities	(201)	4,801	-	(18,668)	(14,068)	(1,977)	186	5,184	(10,675)	(5,145)	5,804	(10,016)
Net cash provided (used) by operating activities	14,309	229,404	1,586	-	245,299	(843)	5,910	1,458	251,824	556	-	252,380
Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(931)	(340,932)	(36,566)	-	(378,429)	-	-	-	(378,429)	(176)	-	(378,605)
Short term investments	-	-	-	-	-	(28,201)	(75,798)	-	(103,999)	-	-	(103,999)
Fixed maturities investments	-	-	-	-	-	(33,855)	(25,178)	-	(59,033)	-	-	(59,033)
Mortgage loans	-	-	-	-	-	-	(8,855)	-	(8,855)	-	-	(8,855)
Proceeds from sales of:
Property, plant and equipment	-	52,817	4,387	-	57,204	-	-	-	57,204	-	-	57,204
Short term investments	-	-	-	-	-	51,069	93,975	-	145,044	-	-	145,044
Fixed maturities investments	-	-	-	-	-	10,968	41,088	-	52,056	-	-	52,056
Cash received in excess of purchase of company acquired	-	-	-	-	-	-	1,235	-	1,235	-	-	1,235
Preferred stock	-	-	-	-	-	-	125	-	125	-	-	125
Real estate	-	-	907	-	907	-	-	9,206	10,113	-	-	10,113
Mortgage loans	-	-	-	-	-	-	4,182	-	4,182	-	-	4,182
Payments from notes and mortgage receivables	-	(45)	338	-	293	-	-	-	293	-	-	293
Net cash provided (used) by investing activities	(931)	(288,160)	(30,934)	-	(320,025)	(19)	30,774	9,206	(280,064)	(176)	-	(280,240)
	(page 1 of 2)
(a) Balance for the six months ended June 30, 2006

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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
	(page 2 of 2)
(a) Balance for the six months ended June 30, 2006

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

10. Industry Segment and Geographic Area Data
	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended September 30, 2007
Total revenues	$565,860	$34,697	$600,557
Depreciation and amortization, net of (gains) losses on disposals	56,802	2,210	59,012
Interest expense	27,342	153	27,495
Pretax earnings	79,511	2,120	81,631
Income tax expense	30,436	721	31,157
Identifiable assets	3,758,139	120,708	3,878,847

Quarter ended September 30, 2006
Total revenues	$575,446	$30,807	$606,253
Depreciation and amortization, net of (gains) losses on disposals	46,060	1,852	47,912
Interest expense	20,959	104	21,063
Pretax earnings	94,987	3,234	98,221
Income tax expense	36,630	1,100	37,730
Identifiable assets	3,615,432	88,680	3,704,112

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Six months ended September 30, 2007
Total revenues	$1,095,078	$63,637	$1,158,715
Depreciation and amortization, net of (gains) losses on disposals *	102,605	4,589	107,194
Interest expense	50,912	354	51,266
Pretax earnings	146,186	3,733	149,919
Income tax expense	56,423	1,270	57,693
Identifiable assets	3,758,139	120,708	3,878,847

Six months ended September 30, 2006
Total revenues	$1,117,005	$55,920	$1,172,925
Depreciation and amortization, net of (gains) losses on disposals	89,635	3,574	93,209
Interest expense	39,260	265	39,525
Pretax earnings	184,620	5,305	189,925
Income tax expense	72,209	1,804	74,013
Identifiable assets	3,615,432	88,680	3,704,112

* This includes a $10.0 million gain on disposal of real property in the United States

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11. Tax

Effective April 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No.48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109. FIN 48 prescribes a minimum recognition threshold and measurement methodology that a tax position is required to meet before being recognized in the financial statements. As a result of the adoption of FIN 48, the Company recognized a $6.8 million decrease to reserves for uncertain tax positions. This decrease is presented as an increase in the beginning balance of retained earnings.

The total amount of unrecognized tax benefits at April 1, 2007 was $6.3 million. This entire amount of unrecognized tax benefits, if resolved in our favor, would favorably impact our effective tax rate.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of our operating segments and the strategy of our operating segments to give the reader an overview of the goals of our business and the direction in which our businesses and products are moving. This is followed by a discussion of the “Critical Accounting Policies and Estimates” that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for the second quarter and first six months of fiscal 2008, compared with the second quarter and first six months of fiscal 2007 beginning with an overview. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources” and “Disclosures about Contractual Obligations and Commercial Commitments.” We conclude this MD&A by discussing our outlook for the remainder of fiscal 2008.

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

The second fiscal quarter for AMERCO ends on the 30th of September for each year that is referenced. Our insurance company subsidiaries have a second quarter that ends on the 30th of June for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the disclosure of our financial position or results of operations. The Company discloses any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2007 and 2006 correspond to the Company’s fiscal years 2008 and 2007, respectively.

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

Oxford is focused on long-term capital growth through direct writing and reinsuring of life, Medicare supplement and annuity products in the senior marketplace.

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

AMERCO has a sustainability initiative and believes implementing it is good business and part of being a good corporate citizen. In the near term this means to Reduce, Reuse and Recycle. In addition to existing programs, the Company has launched some new programs to advance its sustainability initiative including U-Car Share, "take a box, leave a box", and an Internet-based Box Exchange program.

eMove is an online marketplace that connects consumers to over 3,600 independent Moving Help™ service providers and over 3,000 independent Self-Storage Affiliates. Our network of customer-rated affiliates provides pack and load help, cleaning help, self-storage and similar services, all over North America.

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

Life Insurance Operating Segment

Oxford provides life and health insurance products primarily to the senior market through the direct writing or reinsuring of life insurance, and Medicare supplement and annuity policies. Additionally, Oxford administers the self-insured employee health and dental plans for Arizona employees of the Company.

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

Principles of Consolidation

The Company applies FIN 46(R), “Consolidation of Variable Interest Entities” and ARB 51 in its principles of consolidation. FIN 46(R) addresses arrangements where a company does not hold a majority of the voting or similar interests of a variable interest entity (“VIE”). A company is required to consolidate a VIE if it is determined it is the primary beneficiary. ARB 51 addresses the policy when a company owns a majority of the voting or similar rights and exercises effective control.

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

The consolidated financial statements for the second quarter and the first six months of fiscal 2008 and fiscal 2007 and the balance sheet as of March 31, 2007, include the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holding II and its subsidiaries.

In fiscal 2003 and fiscal 2002, SAC Holdings were considered special purpose entities and were consolidated based on the provisions of Emerging Issues Task Force (EITF) Issue No. 90-15. In fiscal 2004, the Company applied FIN 46(R) to its interests in SAC Holdings. Initially, the Company concluded that SAC Holdings were VIE’s and that the Company was the primary beneficiary. Accordingly, the Company continued to include SAC Holdings in its consolidated financial statements.

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

Since fiscal 2006 the Company has been acquiring a significant number of moving trucks via purchase rather than lease. Management performed an analysis of the expected economic value of new rental trucks and determined that additions to the fleet resulting from purchase should be depreciated on an accelerated method based upon a declining formula. The salvage value and useful life assumptions of the rental truck fleet remain unchanged. Under the declining balances method (2.4 times declining balance) the book value of a rental truck is reduced 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively and then reduced on a straight line basis an additional 10% by the end of year fifteen. In contrast, a standard straight line approach would reduce the book value by approximately 5.3% per year over the life of the truck. For the affected equipment, the accelerated depreciation was $14.0 million and $8.3 million greater than what it would have been if calculated under a straight line approach for the second quarter of fiscal 2008 and 2007, respectively and $26.7 million and $13.7 million for the first six months of fiscal 2008 and 2007, respectively.

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

Impairment of Investments

For investments accounted for under SFAS No. 115, in determining if and when a decline in market value below amortized cost is other-than-temporary, management makes certain assumptions or judgments in its assessment including but not limited to: ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. The Company’s insurance subsidiaries recognized $0.2 million and $0.1 million in other-than-temporary impairments for the second quarter of fiscal 2008 and 2007, respectively and $0.3 million and $1.1 million for the first six months of fiscal 2008 and 2007.

Income Taxes

The Company’s tax returns are periodically reviewed by various taxing authorities. Despite our belief that all of our tax treatments are supportable, the final outcome of these audits may cause changes that could materially impact our financial results. Our current effective tax rate is approximately 38.5%.

AMERCO files a consolidated tax return with all of its legal subsidiaries, except for DGLIC which will file on a stand alone basis. SAC Holding Corporation and its legal subsidiaries and SAC Holding II Corporation and its legal subsidiaries file consolidated tax returns, which are in no way associated with AMERCO’s consolidated returns.

Adoption of New Accounting Pronouncements

Effective April 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No.48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109. FIN 48 prescribes a minimum recognition threshold and measurement methodology that a tax position is required to meet before being recognized in the financial statements. As a result of the adoption of FIN 48, the Company recognized a $6.8 million decrease to reserves for uncertain tax positions. This decrease is presented as an increase in the beginning balance of retained earnings.

The total amount of unrecognized tax benefits at April 1, 2007 was $6.3 million. This entire amount of unrecognized tax benefits, if resolved in our favor, would favorably impact our effective tax rate.

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

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended September 30, 2007 compared with the Quarter Ended September 30, 2006

Listed below on a consolidated basis are revenues for our major product lines for the second quarter of fiscal 2008 and the second quarter of fiscal 2007:

	Quarter Ended September 30,
	2007	2006
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$439,801	$445,720
Self-storage revenues	33,088	32,416
Self-moving and self-storage products and service sales	62,495	61,916
Property management fees	3,993	3,986
Life insurance premiums	27,937	31,120
Property and casualty insurance premiums	7,332	6,470
Net investment and interest income	16,419	15,626
Other revenue	9,492	8,999
Consolidated revenue	$600,557	$606,253

During the second quarter of fiscal 2008, self-moving equipment rentals decreased $5.9 million, compared with the second quarter of fiscal 2007. The decline was largely due to fewer one-way rentals and lower average one-way revenue per transaction resulting in lower than expected utilization. However, in-town transactions have increased compared with the same period last year resulting in an increase in total rental transactions.

Self-storage revenues increased $0.7 million in the second quarter of fiscal 2008, compared with the second quarter of fiscal 2007 due to improved pricing.  During the second quarter of fiscal 2008, the Company has increased rooms and square footage available primarily through build-outs at existing facilities.

Sales of self-moving and self-storage products and service sales increased $0.6 million for the second quarter of fiscal 2008, compared with the second quarter of fiscal 2007, with the largest increases occurring in propane sales and moving supplies.

Premiums at RepWest increased $0.9 million due to increases in U-Haul related business.

Oxford’s premium revenues decreased approximately $3.2 million primarily as a result of decreases in credit and Medicare supplement premiums.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $600.6 million in the second quarter of fiscal 2008, compared with $606.3 million in the second quarter of fiscal 2007.

Listed below are revenues and earnings from operations at each of our four operating segments for the second quarter of fiscal 2008 and the second quarter of fiscal 2007; for the insurance companies the second quarter ended June 30, 2007 and 2006.

	Quarter Ended September 30,
	2007	2006
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$549,524	$551,821
Earnings from operations	104,979	121,790
Property and casualty insurance
Revenues	10,393	9,260
Earnings from operations	3,722	1,664
Life insurance
Revenues	34,460	38,731
Earnings from operations	3,565	5,403
SAC Holding II
Revenues	12,162	12,535
Earnings from operations	3,320	4,139
Eliminations
Revenues	(5,982)	(6,094)
Earnings from operations	(6,460)	(6,743)
Consolidated results
Revenues	600,557	606,253
Earnings from operations	109,126	126,253

Total costs and expenses increased $11.4 million in the second quarter of fiscal 2008, compared with the second quarter of fiscal 2007. This is due primarily to increases in depreciation expense associated with the fleet rotation partially offset by reductions in maintenance and repair costs.

As a result of the aforementioned changes in revenues and expenses, earnings from operations decreased to $109.1 million in the second quarter of fiscal 2008, compared with $126.3 million in the second quarter of fiscal 2007.

Interest expense in the second quarter of fiscal 2008 was $27.5 million, compared with $28.0 million in the second quarter of fiscal 2007. The second quarter of fiscal 2007 included a one-time, non-recurring charge of $7.0 million, before taxes, of deferred debt issuance costs related to the Real Estate Loan that was amended in the quarter. The refinancing costs had the effect of decreasing on a non-recurring basis, earnings in the second quarter of fiscal 2007 by $0.33 per share before taxes, in which the tax effect was approximately $0.13 per share. Absent this charge, the increase in interest expense in fiscal 2008 is related to increased debt associated with the fleet rotation.

Income tax expense was $31.2 million in the second quarter of fiscal 2008, compared with $37.7 million in the second quarter of fiscal 2007 and reflects lower pretax earnings for the second quarter of fiscal 2008.

Dividends accrued on our Series A preferred stock were $3.2 million in second quarter of fiscal 2008, unchanged from the second quarter of fiscal 2007.

As a result of the above mentioned items, earnings available to common shareholders were $47.2 million in the second quarter of fiscal 2008, compared with $57.3 million in the second quarter of fiscal 2008.

The weighted average common shares outstanding basic and diluted were 19,733,755 in second quarter of fiscal 2008, compared with 20,910,204 in the second quarter of fiscal 2007. The decrease is the result of the stock repurchase program.

Basic and diluted earnings per common share in the second quarter of fiscal 2008 were $2.39, compared with $2.74 in the second quarter of fiscal 2007.

Moving and Storage

Quarter Ended September 30, 2007 compared with the Quarter Ended September 30, 2006

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the second quarter of fiscal 2008 and the second quarter of fiscal 2007:

	Quarter Ended September 30,
	2007	2006
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$439,801	$445,720
Self-storage revenues	28,283	27,368
Self-moving and self-storage products and service sales	58,185	57,531
Property management fees	4,742	4,738
Net investment and interest income	10,254	9,060
Other revenue	8,259	7,404
Moving and Storage revenue	$549,524	$551,821

During the second quarter of fiscal 2008, self-moving equipment rentals decreased $5.9 million, compared with the second quarter of fiscal 2007. The decline was largely due to fewer one-way rentals and lower average one-way revenue per transaction resulting in lower than expected utilization. However, in-town transactions have increased compared with the same period last year resulting in an increase in total rental transactions.

Self-storage revenues increased $0.9 million in the second quarter of fiscal 2008, compared with the second quarter of fiscal 2007 due to improved pricing.  During the second quarter of fiscal 2008, the Company has increased rooms and square footage available primarily through build-outs at existing facilities.

Sales of self-moving and self-storage products and service sales increased $0.7 million for the second quarter of fiscal 2008, compared with the second quarter of fiscal 2007, with the largest increases occurring in propane sales and moving supplies.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements for Moving and Storage represent Company-owned locations only. Self-storage data for our owned storage locations was as follows:

	Quarter Ended September 30,
	2007	2006
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of September 30	130	125
Square footage as of September 30	10,379	9,853
Average number of rooms occupied	112	111
Average occupancy rate based on room count	86.5%	89.2%
Average square footage occupied	8,995	8,877

Total costs and expenses increased $12.3 million in the second quarter of fiscal 2008, compared with the second quarter of fiscal 2007. This is due primarily to increases in depreciation expense associated with the fleet rotation partially offset by reductions in maintenance and repair costs.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $105.0 million in the second quarter of fiscal 2008, compared with $121.8 million in the second quarter of fiscal 2007.

Republic Western Insurance Company

Quarter Ended June 30, 2007 compared with the QuarterEnded June 30, 2006

Premium revenues were $7.3 million and $6.5 million for the second quarters ended June 30, 2007 and 2006, respectively. U-Haul related premiums were $7.0 million and $5.8 million for the second quarters ended June 30, 2007 and 2006, respectively.  Other lines of business were $0.3 million and $0.7 million for the quarters ended June 30, 2007 and 2006, respectively.

Net investment income was $3.1 million and $2.8 million for the second quarters ended June 30, 2007 and 2006, respectively.

Net operating expenses, which are offset by claims handling fees, were $3.7 million and $2.0 million for the second quarters ended June 30, 2007 and 2006, respectively. The increase is primarily due to $0.9 million in commissions associated with the additional liability program.

Benefits and losses incurred were $2.9 million and $5.0 million for the second quarters ended June 30, 2007 and 2006, respectively. The decrease is a result of reserve strengthening that was done in 2006 for discontinued lines.

Pretax earnings from operations were $3.7 million and $1.7 million for the second quarters ended June 30, 2007 and 2006, respectively.

Oxford Life Insurance Company

Quarter Ended June 30, 2007 compared with the Quarter Ended June 30, 2006

Premium revenues were $27.9 million and $31.5 million for the second quarters ended June 30, 2007 and 2006, respectively. Medicare supplement premiums decreased by $1.6 million due to lapses in excess of new sales. Life insurance premiums decreased by $0.1 million primarily due to reductions in group life premiums and annuitizations, partially offset by increased sales of small face amount whole life premiums. Credit life and disability premiums decreased by $1.6 million as a result of no new sales following Oxford’s discontinuance of this business.

Net investment income was $5.3 million and $5.8 million for the second quarters ended June 30, 2007 and 2006, respectively. The decrease was primarily due to a smaller invested asset base for the current period.

Net operating expenses were $6.5 million and $7.2 million for the second quarters ended June 30, 2007 and 2006, respectively. The decrease was mostly attributable to the reduction of expenses on credit life and disability due to business discontinuance.

Benefits incurred were $21.2 million and $21.9 million for the second quarters ended June 30, 2007 and 2006, respectively. The decrease is primarily the result of decreased credit life and disability business of $0.5 million and annuities of $0.6 million offset by benefit increases for health business of $0.5 million due to increases in claim costs.

Amortization of deferred acquisition costs (“DAC”) and the value of business acquired (“VOBA”) was $3.2 million and $4.2 million for the second quarters ended June 30, 2007 and 2006, respectively. Amortization expense for the credit life and disability business decreased $1.1 million from 2006 primarily due to the attrition of business.

Earnings from operations were $3.6 million and $5.4 million for the second quarters ended June 30, 2007 and 2006, respectively.

SAC Holding II

Quarter Ended September 30, 2007 compared with the Quarter Ended September 30, 2006

Listed below are revenues for the major product lines at SAC Holding II for the second quarter of fiscal 2008 and the second quarter of fiscal 2007:

	Quarter Ended September 30,
	2007	2006
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$2,734	$2,754
Self-storage revenues	4,805	5,048
Self-moving and self-storage products and service sales	4,310	4,385
Other revenue	313	348
Segment revenue	$12,162	$12,535

During the second quarter of fiscal 2008 revenues decreased $0.4 million, compared with the second quarter of fiscal 2007.

Total costs and expenses were $8.8 million in the second quarter of fiscal 2008, compared with $8.4 million in the second quarter of fiscal 2007.

Earnings from operations were $3.3 million in the second quarter of fiscal 2008, compared with $4.1 million in the second quarter of fiscal 2007.

AMERCO and Consolidated Entities

Six Months Ended September 30, 2007 compared with the Six Months Ended September 30, 2006

Listed below on a consolidated basis are revenues for our major product lines for the first six months of fiscal 2008 and the first six months of fiscal 2007:

	Six Months Ended September 30,
	2007	2006
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$835,878	$852,954
Self-storage revenues	65,124	62,847
Self-moving and self-storage products and service sales	131,209	129,367
Property management fees	7,940	7,833
Life insurance premiums	57,124	62,039
Property and casualty insurance premiums	13,248	11,852
Net investment and interest income	30,788	29,101
Other revenue	17,404	16,932
Consolidated revenue	$1,158,715	$1,172,925

During the first six months of fiscal 2008, self-moving equipment rentals decreased $17.1 million, compared with the first six months of fiscal 2007. Contributing to this decrease are continued negative year-over-year trends in average one-way revenue per transaction related to pricing and lower than expected utilization. Conversely, the average size of the fleet is greater and the overall number of transactions has increased compared with the same period last year.

Self-storage revenues increased $2.3 million in the first six months of fiscal 2008, compared with the first six months of fiscal 2007 due to an increase in pricing. During the first six months of fiscal 2008, the Company has increased rooms and square footage available primarily through build-outs at existing facilities.

Sales of self-moving and self-storage products and service sales increased $1.8 million for the first six months of fiscal 2008, compared with the first six months of fiscal 2007, with the largest increases occurring in propane and moving supply sales.

Premiums at RepWest increased $1.4 million due to increases in U-Haul related business.

Oxford’s premium revenues decreased approximately $4.9 million primarily as a result of decreases in credit and Medicare supplement premiums.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $1,158.7 million in the first six months of fiscal 2008, compared with $1,172.9 million in the first six months of fiscal 2007.

Listed below are revenues and earnings from operations at each of our four operating segments for the first six months of fiscal 2008 and the first six months of fiscal 2007; for the insurance companies the first six months ended June 30, 2007 and 2006.

	Six Months Ended September 30,
	2007	2006
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,055,740	$1,066,459
Earnings from operations	193,471	228,711
Property and casualty insurance
Revenues	19,409	17,328
Earnings from operations	6,038	3,365
Life insurance
Revenues	70,643	76,868
Earnings from operations	5,882	7,354
SAC Holding II
Revenues	24,551	25,014
Earnings from operations	7,075	8,262
Eliminations
Revenues	(11,628)	(12,744)
Earnings from operations	(11,281)	(11,273)
Consolidated results
Revenues	1,158,715	1,172,925
Earnings from operations	201,185	236,419

Total costs and expenses increased $21.0 million in the first six months of fiscal 2008, compared with the first six months of fiscal 2007. This is due primarily to an increase in depreciation expense associated with the rotation of our fleet partially offset by reductions in rental fleet maintenance and repair costs.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $201.2 million in the first six months of fiscal 2008, compared with $236.4 million in the first six months of fiscal 2007.

Interest expense in the first six months of fiscal 2008 was $51.3 million, compared with $46.5 million in the first six months of fiscal 2007. The second quarter of fiscal 2007 included a one-time, non-recurring charge of $7.0 million, before taxes, of deferred debt issuance costs related to the Real Estate Loan that was amended in the quarter. The refinancing costs had the effect of decreasing on a non-recurring basis, earnings in the first six months ended September 30, 2006 by $0.33 per share before taxes, in which the tax effect was approximately $0.13 per share. Absent this charge, the increase in interest expense in fiscal 2008 is related to increased debt associated with the fleet rotation.

Income tax expense was $57.7 million in the first six months of fiscal 2008, compared with $74.0 million in first six months of fiscal 2007 and reflects lower pretax earnings for the first six months of fiscal 2008.

Dividends accrued on our Series A preferred stock were $6.5 million in first six months of fiscal 2008, unchanged from the first six months of fiscal 2007.

As a result of the above mentioned items, earnings available to common shareholders were $85.7 million in the first six months of fiscal 2008, compared with $109.4 million in the first six months of fiscal 2007.

The weighted average common shares outstanding basic and diluted were 19,850,874 in first six months of fiscal 2008, compared with 20,903,946 in the first six months of fiscal 2007. The decrease is the result of the stock repurchase program.

Basic and diluted earnings per common share in the first six months of fiscal 2008 were $4.32, compared with $5.23 in the first six months of fiscal 2007.

Moving and Storage

Six Months Ended September 30, 2007 compared with the Six Months Ended September 30, 2006

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first six months of fiscal 2008 and the first six months of fiscal 2007:

	Six Months Ended September 30,
	2007	2006
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$835,878	$852,954
Self-storage revenues	55,327	52,957
Self-moving and self-storage products and service sales	122,247	120,230
Property management fees	9,428	9,334
Net investment and interest income	17,848	16,848
Other revenue	15,012	14,136
Moving and Storage revenue	$1,055,740	$1,066,459

During the first six months of fiscal 2008, self-moving equipment rentals decreased $17.1 million, compared with the first six months of fiscal 2007. Contributing to this decrease are continued negative year-over-year trends in average one-way revenue per transaction related to pricing and lower than expected utilization. Conversely, the average size of the fleet is greater and the overall number of transactions has improved compared with the same period last year.

Self-storage revenues increased $2.4 million in the first six months of fiscal 2008, compared with the first six months of fiscal 2007, due to an increase in pricing. During the first six months of fiscal 2008, the Company has increased rooms and square footage available primarily through build-outs at existing facilities.

Sales of self-moving and self-storage products and service sales increased $2.0 million in the first six months of fiscal 2008, compared with the first six months of fiscal 2007, with the largest increases occurring in propane and moving supply sales.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements for Moving and Storage represent Company-owned locations only. Self-storage data for our owned storage locations is as follows:

	Six Months Ended September 30,
	2007	2006
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of September 30	130	125
Square footage as of September 30	10,379	9,853
Average number of rooms occupied	111	110
Average occupancy rate based on room count	86.0%	88.7%
Average square footage occupied	8,883	8,760

Total costs and expenses increased $22.8 million in the first six months of fiscal 2008, compared with the first six months of fiscal 2007. Increases in fleet rotation-related expenses including depreciation, licensing and freight costs were partially offset by reductions in maintenance and repair.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $193.5 million in the first six months of fiscal 2008, compared with $228.7 million in the first six months of fiscal 2007.

Republic Western Insurance Company

Six Months Ended June 30, 2007 compared with the Six Months Ended June 30, 2006

Premium revenues were $13.2 million and $11.9 million for the six months ended June 30, 2007 and 2006, respectively. The overall increase is due to an increase in the U-Haul related lines of business. U-Haul related premiums were $12.7 million and $10.3 million for the six months ended June 30, 2007 and 2006, respectively. The $2.4 million increase is due to RepWest adding an additional liability program which enables third party renters the ability to purchase higher limits. Other lines of business were $0.5 million and $1.6 million for the six months ended June 30, 2007 and 2006, respectively.

Net investment income was $6.2 million and $5.5 million for the six months ended June 30, 2007 and 2006, respectively.

Net operating expenses, which are offset by claims handling fees, were $6.5 million and $3.6 million for the six months ended June 30, 2007 and 2006, respectively. The increase is primarily due to $1.6 million in commissions associated with the additional liability program.

Benefits and losses incurred were $6.7 million and $9.1 million for the six months ended June 30, 2007 and 2006, respectively.  The decrease is a result of reserve strengthening that was done in 2006 for discontinued lines.

Amortization of deferred acquisition costs were $0.2 million and $1.3 million for the six months ended June 30, 2007 and 2006, respectively. The decrease is due to decreased premium writings in the non U-Haul related lines of business.

Pretax earnings from operations were $6.0 million and $3.4 million for the six months ended June 30, 2007 and 2006, respectively.

Oxford Life Insurance Company

Six Months Ended June 30, 2007 compared with the Six Months Ended June 30, 2006

Premium revenues were $57.1 million and $62.8 million for the six months ended June 30, 2007 and 2006, respectively. Medicare supplement premiums decreased by $1.3 million due to lapses in excess of new sales. Life insurance premiums decreased by $0.3 million primarily due to reductions in group life premiums and annuitizations, partially offset by increased sales of small face amount whole life premiums. Credit life and disability premiums decreased by $3.8 million as a result of no new sales following Oxford’s discontinuance of this business.

Net investment income was $11.1 million and $11.3 million for the six months ended June 30, 2007 and 2006, respectively. The decrease was primarily due to a smaller invested asset base for the current period.

Net operating expenses were $12.8 million and $14.0 million for the six months ended June 30, 2007 and 2006, respectively. The decrease was mostly attributable to the reduction of expenses on Credit life and disability due to business discontinuance.

Benefits incurred were $44.9 million and $46.4 million for the six months ended June 30, 2007 and 2006, respectively.  The decrease is primarily the result of decreased credit life and disability business of $1.1 million and annuities of $1.8 million is due to fewer annuitizations offset by increases for Medicare supplement of $1.1 million.

Amortization of DAC and VOBA was $7.0 million and $9.2 million for the six months ended June 30, 2007 and 2006, respectively. Amortization expense for the credit life and disability business decreased $2.3 million from 2006 primarily due to the attrition of business.

Earnings from operations were $5.9 million and $7.4 million for the six months ended June 30, 2007 and 2006, respectively.

SAC Holding II

Six Months Ended September 30, 2007 compared with the Six Months Ended September 30, 2006

Listed below are revenues for the major product lines at SAC Holding II for the first six months of fiscal 2008 and the first six months of fiscal 2007:

	Six Months Ended September 30,
	2007	2006
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$5,157	$5,310
Self-storage revenues	9,797	9,890
Self-moving and self-storage products and service sales	8,962	9,137
Other revenue	635	677
Segment revenue	$24,551	$25,014

Revenues in the first six months of fiscal 2008 decreased $0.5 million, compared with the first six months of fiscal 2007.

Total costs and expenses were $17.5 million in the first six months of fiscal 2008, compared with $16.8 million in the first six months of fiscal 2007.

Earnings from operations were $7.1 million in the first six months of fiscal 2008, compared with $8.3 million in the first six months of fiscal 2007.

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

At September 30, 2007, cash and cash equivalents totaled $203.3 million, compared with $75.3 million on March 31, 2007. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). The assets of SAC Holding II are completely unavailable to satisfy any of the Company’s obligations. As of September 30, 2007 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and obligations of each operating segment were:

	Moving & Storage	RepWest (a)	Oxford (a)	SAC Holding II
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$185,223	$4,459	$13,662	$-
Other financial assets	337,936	386,113	595,818	-
Debt obligations (b)	1,452,042	-	-	74,197

(a) As of June 30, 2007
(b) Payable to third parties

At September 30, 2007, our Moving and Storage operations (AMERCO, U-Haul and Real Estate) had cash available under existing credit facilities of $353.3 million comprised of:

September 30, 2007
(Unaudited)
(In millions)

Real estate loan (revolving credit)	$200.0
Construction loan (revolving credit)	18.3
Working capital loan (revolving credit)	35.0
Fleet loan (revolving credit)	100.0
$353.3

Additionally, the Company had $94.1 million available in purchase accounts related to the fleet securitization transaction. These amounts are held by the trustee and are available to the Company to purchase new box trucks, cargo vans and pick-ups through March 2008.

Cash provided by operating activities improved $27.3 million in the first six months of fiscal 2008, compared with fiscal 2007, primarily due to the timing of federal income tax payments.

Net cash used in investing activities decreased $51.1 million in the first six months of fiscal 2008, compared with fiscal 2007. Capital expenditures for rental truck acquisitions have decreased compared with the first six months of fiscal 2007 while sales of retired trucks have increased. Fiscal 2008 real estate sales were greater than fiscal 2007.

Cash provided by financing activities decreased $121.4 million in the first six months of fiscal 2008, compared with fiscal 2007. Cash used for the repurchase of common stock was $34.0 million which was partially offset from cash provided by the fleet securitization of $94.1 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily reflected new rental equipment acquisitions and the buyouts of existing fleet from TRAC leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment, and externally from debt and lease financing. In the future we anticipate that our internally generated funds will be used to service the existing debt and support operations. U-Haul estimates that during each of the next three fiscal years the Company may reinvest in its truck and trailer rental fleet up to approximately $400.0 million, net of equipment sales, depending upon several factors including availability of capital and market conditions. This investment will be funded through external lease financing, debt financing and internally from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Because the Company has utilized all of its federal net operating loss carry forwards, there will be more of a focus on financing the fleet through asset-backed debt.

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

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment) were $258.9 million and $321.2 million in the first six months of fiscal 2008 and 2007, respectively. During the first six months of fiscal 2008, the Company entered into $129.1 million in new equipment operating leases.

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

Stockholder’s equity was $146.0 million and $142.4 million at June 30, 2007 and December 31, 2006, respectively. RepWest does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Oxford manages its financial assets to meet policyholder and other obligations including investment contract withdrawals. Oxford’s net withdrawals for the six months ended June 30, 2007 was $25.3 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Oxford’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Oxford’s stockholder’s equity was $138.3 million and $136.4 million at June 30, 2007 and December 31, 2006, respectively. Oxford does not use debt or equity issues to increase capital and therefore has no exposure to capital market conditions other than through its investment portfolio.

SAC Holding II

SAC Holding II operations are funded by various mortgage loans, and secured and unsecured notes. SAC Holding II does not utilize revolving lines of credit to finance its operations or acquisitions. Certain of SAC Holding II loan agreements contain covenants and restrictions on incurring additional subsidiary indebtedness.

Cash Provided (Used) from Operating Activities by Operating Segments

Moving and Storage

Cash provided from operating activities were $279.0 million and $245.3 million in the first six months of fiscal 2008 and 2007, respectively. The increase was primarily due to the timing of federal income tax payments.

Property and Casualty Insurance

Cash flows used by operating activities were $6.8 million and $0.8 million for the first six months ended June 30, 2007 and 2006, respectively. The cash used by operating activities is the result of RepWest exiting its non U-Haul lines of business and the associated reduction of reserves in the lines exited.

RepWest’s cash and cash equivalents and short-term investment portfolio were $69.0 million and $71.9 million at June 30, 2007 and December 31, 2006, respectively. This balance reflects funds in transition from maturity proceeds to long term investments. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs. Capital and operating budgets allow RepWest to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Cash flows provided by operating activities was $5.9 million for each of the first six months ended June 30, 2007 and 2006, respectively.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds is available through Oxford’s short-term portfolio. At June 30, 2007 and December 31, 2006, cash and cash equivalents and short-term investments amounted to $35.3 million and $41.4 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

SAC Holding II

Cash provided by operating activities were $1.6 million and $0.6 million in the first six months of fiscal 2008 and 2007, respectively.

Liquidity and Capital Resources-Summary

We believe we have the financial resources needed to execute our business plans and to meet our business requirements including capital expenditures for the investment in and expansion of our rental fleet, rental equipment and storage space, working capital requirements, stock repurchase plans and our preferred stock dividend program.

Our borrowing strategy is primarily focused on asset-backed financing. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management feels it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing facilities to meet the current and expected needs of the Company over the next several years. At September 30, 2007, we had cash availability under existing credit facilities of $353.3 million along with an additional $94.1 million in purchase accounts under the fleet securitization available for the purchase of new box trucks, cargo vans and pick-ups. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 3 “Borrowings” to the “Notes to Condensed Consolidated Financial Statements.”

Disclosures about Contractual Obligations and Commercial Commitments

Our estimates as to future contractual obligations have not materially changed as to the disclosure included under the subheading “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for fiscal year ending March 31, 2007 except for the addition of the Rental Fleet Securitizations and draws taken on the Construction loan (see Note 3 “Borrowings” to the “Notes to Condensed Consolidated Financial Statements”).

Off-Balance Sheet Arrangements

The Company uses off-balance sheet arrangements where the economics and sound business principles warrant their use.

AMERCO utilizes operating leases for certain rental equipment and facilities with terms expiring substantially through 2012, with the exception of one land lease expiring in 2034. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, AMERCO has guaranteed approximately $170.1 million of residual values at September 30, 2007 for these assets at the end of their respective lease terms. AMERCO has been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of AMERCO’s minimum lease payments and residual value guarantees is $546.2 million at September 30, 2007.

Historically, AMERCO used off-balance sheet arrangements in connection with the expansion of its self-storage business (see Note 8 “Related Party Transactions” of the “Notes to Condensed Consolidated Financial Statements”). These arrangements were primarily used when the Company’s overall borrowing structure was more limited. The Company does not face similar limitations currently and off-balance sheet arrangements have not been utilized in our self-storage expansion in recent years. In the future, the Company will continue to identify and consider off-balance sheet opportunities to the extent such arrangements would be economically advantageous to the Company and its stockholders.

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $15.0 million, and $9.2 million from the above mentioned entities during the first six months of fiscal 2008 and 2007, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $1.3 million in the first six months of fiscal 2008 and 2007. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At September 30, 2007, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based on equipment rental revenues. During the first six months of fiscal 2008 and 2007, the Company paid the above mentioned entities $20.8 million and $21.2 million, respectively in commissions pursuant to such dealership contracts.

During the first six months of fiscal 2008, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. The Company does not have an equity ownership interest in SAC Holdings. The Company recorded interest income of $9.4 million and $9.8 million, and received cash interest payments of $10.2 million and $37.2 million, from SAC Holdings during the first six months of fiscal 2008 and 2007, respectively. The cash interest payments for the first six months of fiscal 2007 included a payment to significantly reduce the outstanding interest receivable from SAC Holdings. The largest aggregate amount of notes receivable outstanding during the first six months of fiscal 2008 was $203.7 million and the aggregate notes receivable balance at September 30, 2007 was $198.4 million, of which $75.1 million is with SAC Holding II and has been eliminated in the consolidating financial statements. In accordance with the terms of these notes, SAC Holdings may repay the notes without penalty or premium.

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $20.4 million, expenses of $1.3 million and cash flows of $49.4 million during the first six months of fiscal 2008. Revenues and commission expenses related to the Dealer Agreements were $97.3 million and $20.8 million, respectively.

Fiscal 2008 Outlook

In fiscal 2008, we are working towards increasing transaction volume and improving pricing, product mix and utilization for self-moving equipment rentals. Investing in our truck fleet is a key initiative to reach this goal. During the first six months of fiscal 2008, we have added over 15,000 new trucks. Our plans include manufacturing additional boxed trucks and adding to our pickup and cargo van fleet. This investment is expected to increase the number of rentable equipment days available to meet our customer demands and to reduce future spending on repair costs and equipment downtime. Revenue growth in the U-Move program could continue to be adversely impacted should we fail to execute in any of these areas.

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

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate

$106,698,977	(a), (b)	(931,326)	5/10/2006	4/10/2012	5.06%	1 Month LIBOR
117,289,327	(a), (b)	(2,573,061)	10/10/2006	10/10/2012	5.57%	1 Month LIBOR
38,729,819	(a)	(1,012,204)	7/10/2006	7/10/2013	5.67%	1 Month LIBOR
289,166,667	(a)	(7,873,389)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
26,500,000	(a)	(390,249)	2/12/2007	2/10/2014	5.24%	1 Month LIBOR
19,000,000	(a)	(113,106)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
18,000,000	(a)	(99,536)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR

(a) interest rate swap agreement
(b) forward swap

As of September 30, 2007, the Company had approximately $633.8 million of variable rate debt obligations.  If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $0.2 million annually (after consideration of the effect of the above derivative contracts).

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.5% and 4.8% of our revenue in the first six months of fiscal 2008 and 2007, respectively, were generated in Canada. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material. We typically do not hedge any foreign currency risk since the exposure is not considered material.

Item 4. Controls and Procedures

Attached as exhibits to this Form 10-Q are certifications of the registrants’ Chief Executive Officer (CEO) and Chief Accounting Officer (CAO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This "Controls and Procedures" section includes information concerning the controls and controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented in Evaluation of Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the CEO and CAO, conducted an evaluation of the effectiveness of the design and operation of the Company’s "disclosure controls and procedures" (as such term is defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (“Disclosure Controls”) as of the end of the period covered by this Form 10-Q. Our Disclosure Controls are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CAO, as appropriate to allow timely decisions regarding required disclosure. Based upon the controls evaluation, our CEO and CAO have concluded that as of the end of the period covered by this Form 10-Q, our Disclosure Controls were effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding our legal proceedings can be found under Note 7 “Contingencies” to the “Notes to Condensed Consolidated Financial Statements”.

Item 1A. Risk Factors

We are not aware of any material updates to the risk factors described in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 13, 2006, we announced that our Board had authorized us to repurchase up to $50.0 million of our common stock. The stock may be repurchased by the Company from time to time on the open market between September 13, 2006 and October 31, 2007. On March 9, 2007, the Board authorized an increase in the Company’s common stock repurchase program to a total aggregate amount, net of brokerage commissions, of $115.0 million (which amount is inclusive of the $50.0 million common stock repurchase program approved by the Board in 2006). The Company repurchased stock from time to time on the open market pursuant to this program. These purchases were funded from available working capital. During the course of the program the Company repurchased 1,225,290 shares at a cost of $83.1 million. During the second quarter of fiscal 2008, we purchased no additional shares. As of November 1, 2007 the Board has not renewed the repurchase program or established a new program.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The 2007 Annual Meeting of Stockholders of AMERCO was held on August 20, 2007. At such meeting, John P. Brogan and Daniel R. Mullen were elected as Class I Directors to serve until the 2011 Annual Meeting of Stockholders of AMERCO and Michael L. Gallagher was elected as a Class IV Director to serve until the 2010 Annual Meeting of Stockholders of AMERCO. Edward J. Shoen and M. Frank Lyons continue as directors with terms that expire at the 2008 Annual Meeting of Stockholders; John M. Dodds and James P. Shoen continue as directors with terms that expire at the 2009 Annual Meeting of Stockholders; and Charles J. Bayer will continue as a director with a term that expires at the 2010 Annual Meeting of Stockholders.

In addition, our stockholders voted upon and approved: (i) the ratification of the appointment of BDO Seidman LLP as the Company’s independent auditors for fiscal 2008; and (ii) voted upon and approved a stockholder proposal to approve and affirm the actions taken by AMERCO and its subsidiaries’ Boards of Directors, officers and employees in entering into all resulting contracts with SAC and ratify all SAC transactions amended or entered into by AMERCO and any of its subsidiaries between 1992 and March 31, 2007.

The following table sets forth the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes with respect to each matter voted on at the 2007 Annual Meeting of Stockholders of AMERCO.

	Votes Cast For	Votes Cast Against	Withheld	Abstentions	Non-Votes

Election of Directors:

John P. Brogan	18,282,729	-	1,236,866	-	-

Daniel R. Mullen	18,280,718	-	1,238,877	-	-

Michael L.Gallagher	18,282,267	-	1,237,328	-	-

Ratification of Appointment of Auditors:	19,499,098	19,253	-	1,244	-

Stockholder Proposal Regarding Ratification of SAC Transactions:	14,404,454	2,944,200	-	2,167,075	3,866

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description	Page or Method of Filing
2.1	Joint Plan of Reorganization of AMERCO and AMERCO Real Estate Company	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed October 20, 2003, file no. 1-11255
2.2	Disclosure Statement Concerning the Debtors’ Joint Plan of Reorganization	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed October 20, 2003, file no. 1-11255
2.3	Amended Joint Plan of Reorganization of AMERCO and AMERCO Real Estate Company	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, file No. 1-11255
2.4	Disclosure Statement Concerning the Debtor’s First Amended Joint Plan of Reorganization	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, file No. 1-11255
3.1	Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Registration Statement on form S-4 filed March 30, 2004, file number 1-11255
3.2	Restated By-Laws of AMERCO	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file No. 1-11255
10.1	Amended and restated Property Management Agreement among Six-A SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Filed herewith
10.2	Amended and restated Property Management Agreement among Six-B SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Filed herewith
10.3	Amended and restated Property Management Agreement among Six-C SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Filed herewith
10.4	Amended and restated Property Management Agreement among Eight SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Filed herewith
10.5	Amended and restated Property Management Agreement among Nine SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Filed herewith
10.6	Amended and restated Property Management Agreement among Ten SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Filed herewith
10.7	Amended and restated Property Management Agreement among Eleven SAC Self-Storage Corporation and Eleven SAC Self-Storage Odenton, Inc. and subsidiaries of U-Haul International, Inc.	Filed herewith
10.8	Amended and restated Property Management Agreement among Twelve SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Filed herewith
10.9	Amended and restated Property Management Agreement among Thirteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Filed herewith
10.10	Amended and restated Property Management Agreement among Fourteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Filed herewith
10.11	Amended and restated Property Management Agreement among Fifteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Filed herewith
10.12	Amended and restated Property Management Agreement among Sixteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Filed herewith
10.13	Amended and restated Property Management Agreement among Seventeen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Filed herewith

Exhibit Number	Description	Page or Method of Filing
10.14	Promissory Note. SAC Holding Corporation, a Nevada corporation ("Borrower"), pay to U-Haul International, Inc., a Nevada corporation	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Accounting Officer of AMERCO	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Chief Accounting Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

                                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AMERCO

Date:  November 7, 2007                                                                     /s/ Edward J. Shoen
                              Edward J. Shoen
                      President and Chairman of the Board
             (Duly Authorized Officer)

Date:  November 7, 2007                                                                                                                     /s/ Jason A. Berg
                                                       Jason A. Berg
                                                               Chief Accounting Officer
                       (Principal Financial Officer)