Form 10-Q
period 2007-12-31
AMERCO /NV/
filed 2008-02-06
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2007

or

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
Yes ☐ No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑  No ☐

20,059,314 shares of AMERCO Common Stock, $0.25 par value, were outstanding at February 1, 2008.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2007	2007
	(Unaudited)
	(In thousands)
ASSETS
Cash and cash equivalents	$203,723	$75,272
Reinsurance recoverables and trade receivables, net	179,848	184,617
Notes and mortgage receivables, net	1,988	1,669
Inventories, net	62,150	67,023
Prepaid expenses	39,613	52,080
Investments, fixed maturities and marketable equities	655,189	681,801
Investments, other	166,063	178,699
Deferred policy acquisition costs, net	38,447	44,514
Other assets	161,294	95,123
Related party assets	299,232	245,179
	1,807,547	1,625,977
Property, plant and equipment, at cost:
Land	206,994	202,917
Buildings and improvements	849,515	802,289
Furniture and equipment	317,727	301,751
Rental trailers and other rental equipment	206,644	200,208
Rental trucks	1,716,853	1,604,123
SAC Holding II - property, plant and equipment	-	80,349
	3,297,733	3,191,637
Less: Accumulated depreciation	(1,315,937)	(1,294,566)
Total property, plant and equipment	1,981,796	1,897,071
Total assets	$3,789,343	$3,523,048
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$269,293	$251,197
AMERCO's notes and loans payable	1,427,257	1,181,165
SAC Holding II notes and loans payable, non-recourse to AMERCO	-	74,887
Policy benefits and losses, claims and loss expenses payable	764,519	768,751
Liabilities from investment contracts	350,698	386,640
Other policyholders' funds and liabilities	10,475	10,563
Deferred income	9,547	16,478
Deferred income taxes	144,699	113,170
Related party liabilities	-	2,099
Total liabilities	2,976,488	2,804,950
Commitments and contingencies (Notes 3, 6 and 7)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and outstanding as of December 31 and March 31, 2007	-	-
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of December 31 and March 31, 2007	-	-
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of December 31 and March 31, 2007	-	-
Common stock of $0.25 par value, 150,000,000 shares authorized; 41,985,700
issued as of December 31 and March 31, 2007	10,497	10,497
Additional paid-in capital	418,848	375,412
Accumulated other comprehensive loss	(40,817)	(41,779)
Retained earnings	932,703	849,300
Cost of common shares in treasury, net (21,926,386 shares as of
December 31, 2007 and 21,440,387 as of March 31, 2007)	(501,165)	(467,198)
Unearned employee stock ownership plan shares	(7,211)	(8,134)
Total stockholders' equity	812,855	718,098
Total liabilities and stockholders' equity	$3,789,343	$3,523,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended December 31,
	2007	2006
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$329,905	$328,149
Self-storage revenues	29,630	31,765
Self-moving and self-storage products and service sales	43,211	46,351
Property management fees	6,925	5,914
Life insurance premiums	27,757	29,454
Property and casualty insurance premiums	7,738	6,555
Net investment and interest income	16,044	12,799
Other revenue	7,458	5,631
Total revenues	468,668	466,618

Costs and expenses:
Operating expenses	269,099	271,891
Commission expenses	41,531	39,316
Cost of sales	26,677	24,970
Benefits and losses	25,290	31,461
Amortization of deferred policy acquisition costs	2,687	4,220
Lease expense	34,010	36,481
Depreciation, net of (gains) losses on disposals	61,015	50,017
Total costs and expenses	460,309	458,356

Earnings from operations	8,359	8,262
Interest expense	(25,227)	(22,131)
Pretax loss	(16,868)	(13,869)
Income tax benefit	6,474	4,389
Net loss	(10,394)	(9,480)
Less: Preferred stock dividends	(3,241)	(3,241)
Loss available to common shareholders	$(13,635)	$(12,721)
Basic and diluted loss per common share	$(0.69)	$(0.61)
Weighted average common shares outstanding: Basic and diluted	19,746,237	20,922,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended December 31,
	2007	2006
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$1,165,783	$1,181,103
Self-storage revenues	94,754	94,612
Self-moving and self-storage products and service sales	174,420	175,718
Property management fees	14,865	13,747
Life insurance premiums	84,881	91,493
Property and casualty insurance premiums	20,986	18,407
Net investment and interest income	46,832	41,900
Other revenue	24,862	22,563
Total revenues	1,627,383	1,639,543

Costs and expenses:
Operating expenses	827,420	814,078
Commission expenses	142,891	142,457
Cost of sales	95,268	88,734
Benefits and losses	80,159	90,909
Amortization of deferred policy acquisition costs	9,870	14,671
Lease expense	101,205	111,238
Depreciation, net of (gains) losses on disposals	161,026	132,775
Total costs and expenses	1,417,839	1,394,862

Earnings from operations	209,544	244,681
Interest expense	(76,493)	(61,656)
Amortization of fees on early extinguishment of debt	-	(6,969)
Pretax earnings	133,051	176,056
Income tax expense	(51,219)	(69,624)
Net earnings	81,832	106,432
Less: Preferred stock dividends	(9,723)	(9,723)
Earnings available to common shareholders	$72,109	$96,709
Basic and diluted earnings per common share	$3.64	$4.62
Weighted average common shares outstanding: Basic and diluted	19,820,107	20,910,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2007	2006
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Net earnings	$81,832	$106,432
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	170,184	133,571
Amortization of deferred policy acquisition costs	9,870	14,671
Change in provision for loss on trade receivables	75	202
Change in provision for gain on mortgage notes	(29)	(30)
Change in provision for inventory reserves	2,371	-
Net gain on sale of real and personal property	(9,158)	(796)
Net loss on sale of investments	375	1,615
Write-off of unamortized debt issuance costs	-	6,969
Deferred income taxes	9,760	15,451
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	4,816	18,841
Inventories	1,586	(3,082)
Prepaid expenses	12,196	4,325
Capitalization of deferred policy acquisition costs	(3,894)	(4,192)
Other assets	1,040	2,487
Related party assets	35,003	40,279
Accounts payable and accrued expenses	5,366	15,145
Policy benefits and losses, claims and loss expenses payable	(3,038)	(16,758)
Other policyholders' funds and liabilities	(88)	1,622
Deferred income	(6,246)	(2,359)
Related party liabilities	(9,131)	(23,634)
Net cash provided by operating activities	302,890	310,759

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(440,328)	(455,598)
Short term investments	(171,918)	(171,177)
Fixed maturities investments	(56,505)	(74,194)
Equity securities	(27)	-
Real estate	(3,404)	-
Mortgage loans	(12,522)	(9,550)
Proceeds from sale of:
Property, plant and equipment	134,099	71,668
Short term investments	192,974	199,080
Fixed maturities investments	77,773	71,181
Cash received in excess of purchase for company acquired	-	1,235
Equity securities	46	-
Preferred stock	5,625	225
Real estate	784	9,542
Mortgage loans	6,394	4,835
Payments from notes and mortgage receivables	89	752
Net cash used by investing activities	(266,920)	(352,001)

Cash flows from financing activities:
Borrowings from credit facilities	487,626	321,189
Principal repayments on credit facilities	(244,108)	(64,383)
Debt issuance costs	(11,876)	(2,323)
Leveraged Employee Stock Ownership Plan - repayments from loan	923	895
Treasury stock repurchases	(33,966)	-
Securitization deposits	(60,764)	-
Preferred stock dividends paid	(9,723)	(9,723)
Investment contract deposits	13,864	12,634
Investment contract withdrawals	(49,806)	(59,353)
Net cash provided by financing activities	92,170	198,936

Effects of exchange rate on cash	311	(22)

Increase in cash equivalents	128,451	157,672
Cash and cash equivalents at the beginning of period	75,272	155,459
Cash and cash equivalents at the end of period	$203,723	$313,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       Basis of Presentation

      The third fiscal quarter for AMERCO ends on the 31st of December for each year that is referenced. Our insurance company subsidiaries have a third quarter that ends on the 30th of September for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. The Company discloses any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2007 and 2006 correspond to the Company’s fiscal years 2008 and 2007.

Accounts denominated in non-U.S. currencies have been re-measured into U.S. dollars. Certain amounts reported in previous years have been reclassified to conform to the current presentation.

The condensed consolidated balance sheet as of December 31, 2007 includes the accounts of AMERCO and its wholly-owned subsidiaries. The condensed consolidated balance sheet as of March 31, 2007 includes the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holding II and its subsidiaries (“SAC Holding II”). The related condensed consolidated statements of operations for the third quarter and the first nine months and the cash flows for the first nine months ended fiscal 2008 include the accounts of AMERCO and its wholly-owned subsidiaries and for SAC Holding II only through October 2007. The related condensed consolidated statements of operations for the third quarter and the first nine months and the cash flows for the first nine months ended fiscal 2007 include the accounts of AMERCO and its wholly-owned subsidiaries and for SAC Holding II. See the Description of Operating Segments following for additional information on SAC Holding II.

The condensed consolidated balance sheet as of December 31, 2007 and the related condensed consolidated statements of operations for the third quarter and the first nine months and the cash flows for the first nine months ended fiscal 2008 and 2007 are unaudited.

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

Republic Western Insurance Company (“RepWest”), and

Oxford Life Insurance Company (“Oxford”).

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

Property and Casualty Insurance includes RepWest and its wholly-owned subsidiaries. RepWest provides loss adjusting and claims handling for U-Haul through regional offices across North America. RepWest also underwrites components of the Safemove, Safetow and Safestor protection packages to U-Haul customers.

Life Insurance includes Oxford and its wholly-owned subsidiaries. Oxford originates and reinsures annuities, ordinary life and Medicare supplement insurance. Oxford also administers the self-insured employee health and dental plans for Arizona employees of the Company.

SAC Holding Corporation and its subsidiaries, and SAC Holding II Corporation and its subsidiaries, collectively referred to as “SAC Holdings”, own self-storage properties that are managed by U-Haul under property management agreements and act as independent U-Haul rental equipment dealers. AMERCO, through its subsidiaries, has contractual interests in certain SAC Holdings’ properties entitling AMERCO to potential future income based on the financial performance of these properties. With respect to SAC Holding II, AMERCO was considered the primary beneficiary of these contractual interests prior to November 2007. Consequently, for those reporting periods prior to November 2007 we included the results of SAC Holding II in the consolidated financial statements of AMERCO, as required by FIN 46(R).

Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments Inc. (“Blackwater”), wholly-owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. In November 2007, Blackwater contributed additional capital to its wholly-owned subsidiary, SAC Holding II. This contribution was determined by us to be material with respect to the capitalization of SAC Holding II; therefore, triggering a requirement under FIN 46(R) for us to reassess the Company’s involvement with those subsidiaries. This required reassessment led to the conclusion that the Company was no longer the primary beneficiary of SAC Holding II as of the date of Blackwater’s contribution. Accordingly, the Company deconsolidated this entity. The deconsolidation, effective October 31, 2007 was accounted for as a distribution of the Company’s interests to Blackwater, the sole shareholder of SAC Holding II. Because of the Company’s continuing involvement with SAC Holding II, the distributions do not qualify as discontinued operations as defined by SFAS 144.

2. Earnings (loss) per Share

Net earnings (loss) for purposes of computing earnings (loss) per common share are net earnings (loss) less preferred stock dividends. Preferred stock dividends include accrued dividends of AMERCO.

The weighted average common shares outstanding listed above exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares net of shares committed to be released were 306,846 and 356,774 as of December 31, 2007 and December 31, 2006, respectively.

6,100,000 shares of preferred stock have been excluded from the weighted average shares outstanding calculation because they are not common stock and they are not convertible into common stock.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

3. Borrowings

Long-Term Debt

Long-term debt was as follows:

			December 31,	March 31,
	2008 Rate (a)	Maturities	2007	2007
			(Unaudited)
			(In thousands)
Real estate loan (amortizing term)	6.93%	2018	$287,500	$295,000
Real estate loan (revolving credit)	-	2018	-	-
Senior mortgages	5.19% - 5.75%	2015	517,338	521,332
Construction loan (revolving credit)	6.75%	2009	21,700	-
Working capital loan (revolving credit)	-	2008	-	-
Fleet loans (amortizing term)	6.11% - 7.42%	2012-2014	307,192	364,833
Fleet loans (securitization)	5.40% - 5.56%	2010-2014	293,527	-
Fleet loan (revolving credit)	-	2011	-	-
Total AMERCO notes and loans payable			$1,427,257	$1,181,165

(a) Interest rate as of December 31, 2007, including the effect of applicable hedging instruments

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. The lender is Merrill Lynch Commercial Finance Corp. and has a final maturity date of August 2018. The loan is comprised of a term loan facility with initial availability of $300.0 million and a revolving credit facility with an availability of $200.0 million. As of December 31, 2007 the outstanding balance on the Real Estate Loan was $287.5 million, with no portion of the revolver drawn down. U-Haul International, Inc. is a guarantor of this loan.

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

The interest rate, per the provisions of the amended Loan Agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At December 31, 2007 the applicable LIBOR was 5.24% and the applicable margin was 1.50%, the sum of which was 6.74%. The applicable margin ranges from 1.50% to 2.00%. The rate on the term facility portion of the loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin.

The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. The lenders for these senior mortgages are Merrill Lynch Mortgage Lending, Inc. and Morgan Stanley Mortgage Capital, Inc. These senior mortgages loan balances as of December 31, 2007 were in the aggregate amount of $458.2 million and are due July 2015. The Senior Mortgages require average monthly principal and interest payments of $3.0 million with the unpaid loan balance and accrued and unpaid interest due at maturity. These senior mortgages are secured by certain properties owned by the borrowers. The interest rates, per the provisions of these senior mortgages, are 5.68% per annum for the Merrill Lynch Mortgage Lending Agreement and 5.52% per annum for the Morgan Stanley Mortgage Capital Agreement. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of these senior mortgages. The default provisions of these senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Various subsidiaries of the Company are borrowers under the mortgage backed loans that we also classify as senior mortgages. These loans are secured by certain properties owned by the borrowers. The loan balance of these notes totals $59.1 million as of December 31, 2007. Maturity dates begin in 2009 with the majority maturing in 2015. Rates for these loans range from 5.19% to 5.75%. The loans require monthly principal and interest payments with the balances due upon maturity. The default provisions of the loans include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Construction / Working Capital Loans

Amerco Real Estate Company and a subsidiary of U-Haul International, Inc. entered into a revolving credit construction loan with MidFirst Bank effective June 29, 2006. The maximum amount that can be drawn at any one time is $40.0 million.  The final maturity is June 2009. As of December 31, 2007 the outstanding balance was $21.7 million.

The Construction Loan requires monthly interest only payments with the principal and any accrued and unpaid interest due at maturity. The loan can be used to develop new or existing storage properties. The loan is secured by the properties being constructed. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 1.50%. At December 31, 2007 the applicable LIBOR was 5.25% and the margin was 1.50%, the sum of which was 6.75%. U-Haul International, Inc. is a guarantor of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Amerco Real Estate Company is a borrower under an asset backed working capital loan. The lender is JP Morgan Chase Bank and the facility was originally in the amount of $20.0 million. The loan is secured by certain properties owned by the borrower. On September 5, 2007, the loan was amended to increase the availability to $35.0 million. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 1.50%. The loan agreement provides for revolving loans, subject to the terms of the loan agreement with final maturity in November 2008, subject to a one year extension. The loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. U-Haul International, Inc. and AMERCO are the guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. At December 31, 2007 the facility was fully available.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under an amortizing term loan. The lender is Merrill Lynch Commercial Finance Corp. The Company’s outstanding balance at December 31, 2007 was $101.0 million and the final maturity is April 2012.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Merrill Lynch Rental Truck Amortizing Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The Merrill Lynch Rental Truck Amortizing Loan was used to purchase new trucks. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin between 1.50% and 1.75%. At December 31, 2007 the applicable LIBOR was 5.24% and the applicable margin was 1.75%, the sum of which was 6.99%. The interest rate is hedged with an interest rate swap fixing the rate at 6.81% based on the current margin. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

U-Haul International, Inc. and several of its subsidiaries are borrowers under an amortizing term loan. The lender is BTMU Capital Corporation (“BTMU”). The Company’s outstanding balance at December 31, 2007 was $113.4 million, and the final maturity is October 2012.

The BTMU Rental Truck Amortizing Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The BTMU Rental Truck Amortizing Loan was used to purchase new trucks. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin between 1.25% and 1.75%. At December 31, 2007 the applicable LIBOR was 5.24% and the applicable margin was 1.75%, the sum of which was 6.99%. The interest rate is hedged with an interest rate swap fixing the rate at 7.32% based on the current margin. AMERCO and U-Haul International, Inc. are guarantors of the loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

U-Haul International, Inc. and several of its subsidiaries are borrowers under an amortizing term loan. The lender is Bayerische Hypo-und Vereinsbank AG (“HVB”). The Company’s outstanding balance at December 31, 2007 was $33.7 million and its final maturity is July 2013.

The HVB Rental Truck Amortizing Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The HVB Rental Truck Amortizing Loan was used to purchase new trucks. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin between 1.25% and 1.75%. At December 31, 2007 the applicable LIBOR was 5.24% and the applicable margin was 1.75%, the sum of which was 6.99%. The interest rate is hedged with an interest rate swap fixing the rate at 7.42% based on the current margin. U-Haul International, Inc. is a guarantor of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

U-Haul International, Inc. and several of its subsidiaries are borrowers under an amortizing term loan. The lender is U.S. Bancorp Equipment Finance, Inc. (“U.S. Bank”). The Company’s outstanding balance at December 31, 2007 was $25.0 million and its final maturity is February 2014.

The U.S. Bank Rental Truck Amortizing Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The U.S. Bank Rental Truck Amortizing Loan was used to purchase new trucks. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin between 0.900% and 1.125%. At December 31, 2007 the applicable LIBOR was 5.24% and the applicable margin was 1.125%, the sum of which was 6.37%. The interest rate is hedged with an interest rate swap fixing the rate at 6.37% based on the current margin. AMERCO and U-Haul International, Inc. are guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

U-Haul International, Inc. and several of its subsidiaries are borrowers under an amortizing term loan. The lenders are HSBC Bank US, NA and KBC Bank, NV (“HSBC/KBC”). The Company’s outstanding balance at December 31, 2007 was $34.0 million and its final maturity is March 2014.

The HSBC/KBC Rental Truck Amortizing Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The HSBC/KBC Rental Truck Amortizing Loan was used to purchase new trucks. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin between 0.900% and 1.125%. At December 31, 2007 the applicable LIBOR was 5.24% and the applicable margin was 1.125%, the sum of which was 6.37%. The interest rate is hedged with an interest rate swap fixing the rate at 6.11% based on the current margin. AMERCO is the guarantor of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Rental Truck Securitizations

U-Haul S Fleet and its subsidiaries (collectively, “USF”) issued a $217.0 million asset-backed note (“Box-Truck Note”) and a $86.6 million asset-backed note (“Cargo Van/Pickup Note”) on June 1, 2007. USF is a bankruptcy-remote special purpose entity wholly-owned by U-Haul International, Inc. The net proceeds from these securitized transactions will be used to finance new box truck, cargo van and pickup truck purchases throughout fiscal 2008. U.S. Bank, NA acts as the trustee for this securitization.

The Box Truck Note has a fixed interest rate of 5.56% with an estimated final maturity of February 2014. At December 31, 2007 the outstanding balance was $206.9 million. $35.3 million remains in a prefunding account, available to acquire new box trucks through the end of fiscal 2008. The note is secured by the box trucks being purchased and operating cash flows associated with their operation. The unused portion of this facility has been recorded as “Other assets” on our balance sheet.

The Cargo Van/Pickup Note has a fixed interest rate of 5.40% with an estimated final maturity of May 2010. At December 31, 2007 the outstanding balance was $86.6 million. $7.7 million is available in a purchase account, available to acquire new cargo vans and pickup trucks. The note is secured by the cargo vans and pickup trucks being purchased and the operating cash flows associated with their operation. The unused portion of this facility has been recorded as “Other assets” on our balance sheet.

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

Revolving Credit Agreement

U-Haul International, Inc. and several of its subsidiaries are borrowers under a revolving credit facility. The lender is Merrill Lynch Commercial Finance Corp. The maximum amount that can be drawn is $100.0 million with a final maturity of 2011. As of December 31, 2007, the facility was fully available.

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

Annual Maturities of AMERCO Consolidated Notes and Loans Payable

The annual maturities of AMERCO consolidated long-term debt as of December 31, 2007 for the next five years and thereafter is as follows:

	Year Ending December 31,
	2008	2009	2010	2011	2012	Thereafter
	(Unaudited)
	(In thousands)
Notes payable, secured	$112,948	$117,230	$155,710	$81,823	$133,027	$826,519

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4. Interest on Borrowings

Interest Expense

Expenses associated with loans outstanding were as follows:

	Quarter Ended December 31,
	2007	2006
	(Unaudited)
	(In thousands)
Interest expense	$23,531	$20,531
Capitalized interest	(227)	(150)
Amortization of transaction costs	1,451	787
Interest income resulting from derivatives	(14)	(552)
Total AMERCO interest expense	24,741	20,616
SAC Holding II interest expense	1,070	3,265
Less: Intercompany transactions	584	1,750
Total SAC Holding II interest expense	486	1,515
Total	$25,227	$22,131

	Nine Months Ended December 31,
	2007	2006
	(Unaudited)
	(In thousands)
Interest expense	$71,027	$56,419
Capitalized interest	(832)	(321)
Amortization of transaction costs	3,846	3,161
Interest income resulting from derivatives	(1,035)	(2,153)
Amortization of transaction costs related to early extinguishment of debt	-	6,969
Total AMERCO interest expense	73,006	64,075
SAC Holding II interest expense	7,537	9,865
Less: Intercompany transactions	4,050	5,315
Total SAC Holding II interest expense	3,487	4,550
Total	$76,493	$68,625

Interest paid in cash by AMERCO amounted to $22.6 million and $20.9 million for the third quarters of fiscal 2008 and 2007, respectively.

Interest paid in cash by AMERCO (excluding any fees from the early extinguishment of debt) amounted to $68.6 million and $54.1 million for the first nine months of fiscal 2008 and 2007, respectively.

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations. We have used interest rate swap and interest rate cap agreements to provide for matching the gain or loss recognition on the hedging instrument with the recognition of the changes in the cash flows associated with the hedged asset or liability attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. As of December 31, 2007, the Company had approximately $616.4 million of variable rate debt obligations of which all but $21.7 million had interest rate swap agreements associated with them for the purpose of mitigating interest rate risk.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

On June 8, 2005, the Company entered into separate interest rate swap contracts for $100.0 million of our variable rate debt over a three year term and for $100.0 million of our variable rate debt over a five year term, which were designated as cash flow hedges effective July 1, 2005. These swap contracts were cancelled on August 16, 2006 in conjunction with our amendment of the Real Estate Loan and we entered into new interest rate swap contracts for $300.0 million of our variable rate debt over a twelve year term effective on August 18, 2006. On May 13, 2004, the Company entered into separate interest rate cap contracts for $200.0 million of our variable rate debt over a two year term and for $50.0 million of our variable rate debt over a three year term; however effective July 11, 2005 when the Real Estate Loan was paid down by $222.4 million the cash flow hedge designations for these contracts were removed. The $200.0 million interest rate cap contract expired on May 17, 2006 and the $50.0 million interest rate cap contract expired on May 17, 2007. On November 15, 2005, the Company entered into a forward starting interest rate swap contract for $142.3 million of a variable rate debt over a six year term that started on May 10, 2006. On June 21, 2006, the Company entered into a forward starting interest rate swap contract for $50.0 million of our variable rate debt over a seven year term that started on July 10, 2006. On June 9, 2006, the Company entered into a forward starting interest rate swap contract for $144.9 million of a variable rate debt over a six year term that started on October 10, 2006. On February 9, 2007, the Company entered into an interest rate swap contract for $30.0 million of our variable rate debt over a seven year term that started on February 12, 2007. On March 8, 2007, the Company entered into two separate interest rate swap contracts each for $20.0 million of our variable rate debt over a seven year term that started on March 10, 2007. These interest rate swap agreements were designated cash flow hedges on their effective dates.

For the periods presented all changes in the interest rate caps fair value (including changes in the option’s time value), are recorded to earnings.

The hedging relationship of the interest rate swap agreements is not considered to be perfectly effective.  Therefore, for each reporting period an effectiveness test is performed. For the portion of the change in the interest rate swaps fair value deemed effective, this is charged to accumulated other comprehensive income. The remaining ineffective portion is charged to interest expense for the period. For the nine months ended December 31, 2007 and December 31, 2006, the Company recorded interest income related to these swap agreements of $1.0 million and $2.2 million, respectively, all of which represented the ineffective component of the swaps that impacted earnings during the period.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended December 31,
	2007	2006
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	6.47%	7.08%
Interest rate at the end of the quarter	6.75%	7.10%
Maximum amount outstanding during the quarter	$41,700	$90,000
Average amount outstanding during the quarter	$35,830	$90,000
Facility fees	$192	$57

	Revolving Credit Activity
	Nine Months Ended December 31,
	2007	2006
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the first nine months	6.58%	6.97%
Interest rate at the end of the first nine months	6.75%	7.10%
Maximum amount outstanding during the first nine months	$138,700	$90,000
Average amount outstanding during the first nine months	$78,576	$90,000
Facility fees	$326	$171

5. Comprehensive Income (Loss)

A summary of the accumulated other comprehensive income (loss) components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Gain (Loss) on Investments	Fair Market Value of Cash Flow Hedge	FASB Statement No. 158 Adjustment	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)
Balance at March 31, 2007	$(36,166)	$(355)	$(5,105)	$(153)	$(41,779)
Foreign currency translation	12,430	-	-	-	12,430
Unrealized gain on investments	-	819	-	-	819
Change in fair market value of cash flow hedge	-	-	(12,287)	-	(12,287)
Balance at December 31, 2007	$(23,736)	$464	$(17,392)	$(153)	$(40,817)

Total comprehensive income, net of taxes, for the nine months ended December 31, 2007 and 2006 were $82.8 million and $94.7 million, respectively.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

6. Contingent Liabilities and Commitments

The Company leases a portion of its rental equipment and certain of its facilities under operating leases with terms that expire at various dates substantially through 2012, with the exception of one land lease expiring in 2034. At December 31, 2007, AMERCO has guaranteed $170.1 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of each equipment lease, the Company has the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. AMERCO has been leasing equipment since 1987 and has experienced no material losses relating to these types of residual value guarantees.

Lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
	(Unaudited)
		(In thousands)
Year-ended December 31:
2008	$12,439	$112,448	$124,887
2009	12,065	99,548	111,613
2010	11,706	81,635	93,341
2011	11,564	64,115	75,679
2012	10,726	49,550	60,276
Thereafter	20,633	42,468	63,101
Total	$79,133	$449,764	$528,897

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7. Contingencies

Shoen

On September 24, 2002, Paul F. Shoen filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Paul F. Shoen vs. SAC Holding Corporation et al., CV02-05602, seeking damages and equitable relief on behalf of AMERCO from SAC Holdings and certain current and former members of the AMERCO Board of Directors, including Edward J. Shoen, Mark V. Shoen and James P. Shoen as defendants. AMERCO is named a nominal defendant for purposes of the derivative action. The complaint alleges breach of fiduciary duty, self-dealing, usurpation of corporate opportunities, wrongful interference with prospective economic advantage and unjust enrichment and seeks the unwinding of sales of self-storage properties by subsidiaries of AMERCO to SAC Holdings prior to the filing of the complaint. The complaint seeks a declaration that such transfers are void as well as unspecified damages. On October 28, 2002, AMERCO, the Shoen directors, the non-Shoen directors and SAC Holdings filed Motions to Dismiss the complaint. In addition, on October 28, 2002, Ron Belec filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Ron Belec vs. William E. Carty, et al., CV 02-06331 and on January 16, 2003, M.S. Management Company, Inc. filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned M.S. Management Company, Inc. vs. William E. Carty, et al., CV 03-00386. Two additional derivative suits were also filed against these parties. These additional suits are substantially similar to the Paul F. Shoen derivative action. The five suits assert virtually identical claims. In fact, three of the five plaintiffs are parties who are working closely together and chose to file the same claims multiple times. These lawsuits alleged that the AMERCO Board lacked independence. The court consolidated all five complaints before dismissing them on May 28, 2003. In reaching its decision to dismiss these claims, the court determined that the AMERCO Board of Directors had the requisite level of independence required in order to have these claims resolved by the Board. Plaintiffs appealed and, on July 13, 2006, the Nevada Supreme Court reviewed and remanded the claim to the trial court for proceedings consistent with its ruling, allowing the plaintiffs to file an amended complaint and plead in addition to substantive claims, demand futility. On November 8, 2006, the nominal plaintiffs filed an Amended Complaint. On December 22, 2006, the defendants filed Motions to Dismiss. Briefing was concluded on February 21, 2007. On March 29, 2007, the Court denied AMERCO’s motion to dismiss regarding the issue of demand futility. On March 30, 2007, the Court heard oral argument on the remainder of the Defendants’ Motions to Dismiss and requested supplemental briefing. The supplemental briefs were filed on May 14, 2007. In September and October of 2007, the defendants filed Motions For Judgment on the Pleadings or, In the Alternative, Summary Judgment. On December 14, 2007, Judge Adams denied AMERCO’s Motion for Judgment on the Pleadings stating that, due to allegations made by Plaintiff, judgment as a matter of law was not appropriate at this time.

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

During the first nine months of fiscal 2008, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater. Blackwater is wholly-owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. The Company does not have an equity ownership interest in SAC Holdings. The Company recorded interest income of $14.0 million and $14.6 million, and received cash interest payments of $14.9 million and $40.7 million, from SAC Holdings during the first nine months of fiscal 2008 and 2007, respectively.  The cash interest payments for the first nine months of fiscal 2007 included a payment to significantly reduce the outstanding interest receivable from SAC Holdings. The largest aggregate amount of notes receivable outstanding during the first nine months of fiscal 2008 was $203.7 million and the aggregate notes receivable balance at December 31, 2007 was $198.3 million. In accordance with the terms of these notes, SAC Holdings may repay the notes without penalty or premium.

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

To the extent that this cash flow-based calculation exceeds the amount of remaining basic interest, contingent interest would be paid on the same monthly date as the fixed portion of basic interest. To the extent that the cash flow-based calculation is less than the amount of remaining basic interest, the additional interest payable on the applicable monthly date is limited to the amount of that cash flow-based calculation. In such a case, the excess of the remaining basic interest over the cash flow-based calculation is deferred. In addition, subject to certain contingencies, the junior notes provide that the holder of the note is entitled to receive a portion of the appreciation realized upon, among other things, the sale of such property by SAC Holdings. To date, no excess cash flows related to these arrangements have been earned or paid.

During the first nine months of fiscal 2008, AMERCO and U-Haul held various junior notes with Private Mini Storage Realty L.P. (“Private Mini”). The equity interests of Private Mini are ultimately controlled by Blackwater.  The Company recorded interest income of $3.8 million and $3.7 million during the first nine months of fiscal 2008 and 2007, and received cash interest payments of $3.7 million, from Private Mini during the first nine months of both fiscal 2008 and 2007, respectively. The balance of notes receivable from Private Mini at December 31, 2007 was $69.4 million. The largest aggregate amount outstanding during fiscal 2008 was $70.1 million.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $19.4 million and $17.0 million from the above mentioned entities during the first nine months of fiscal 2008 and 2007, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $1.5 million and $2.0 million for the first nine months of fiscal 2008 and 2007, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At December 31, 2007, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based upon equipment rental revenues. For the first nine months of fiscal 2008 and 2007, the Company paid the above mentioned entities $28.7 million and $29.2 million, respectively in commissions pursuant to such dealership contracts.

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenue of $30.2 million, expenses of $1.5 million and cash flows of $62.5 million during the first nine months of fiscal 2008. Revenues and commission expenses related to the Dealer Agreements were $135.1 million and $28.7 million, respectively.

In prior years, U-Haul sold various properties to SAC Holdings at prices in excess of U-Haul’s carrying values resulting in gains which U-Haul deferred and treated as additional paid-in capital. The transferred properties have historically been stated at the original cost basis as the gains were eliminated in consolidation. In March 2004, a portion of these deferred gains were recognized and treated as contributions from a related party in the amount of $111.0 million as a result of the deconsolidation of SAC Holding Corporation. In November 2007, the remaining portion of these deferred gains were recognized and treated as contributions from a related party in the amount of $46.1 million as a result of the deconsolidation of SAC Holding II Corporation.

On September 1, 2007, SAC Holding Corporation issued a promissory note to U-Haul. As part of the note, the Company reclassified $20.0 million of deferred interest due from SAC Holding Corporation to a note receivable. The note accrues interest at 9.0% per annum with interest payments due monthly and a final maturity in 2019.

During the second quarter of fiscal 2008, the Company received $20.1 million from SAC Holding Corporation as full repayment for one of its junior notes.

    In December 2007, Real Estate paid cash for the purchase of a parcel of bare land from 5 SAC for $0.5 million.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Related Party Assets

	December 31,	March 31,
	2007	2007
	(Unaudited)
	(In thousands)
Private Mini notes, receivables and interest	$73,184	$71,785
Oxford note receivable from SAC Holding Corporation	-	5,040
U-Haul notes receivable from SAC Holding Corporation	198,288	123,578
U-Haul interest receivable from SAC Holding Corporation	4,267	23,361
U-Haul receivable from SAC Holding Corporation	18,215	16,596
U-Haul receivable from Mercury	5,242	4,278
Other	36	541
	$299,232	$245,179

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

The condensed consolidated balance sheet as of December 31, 2007 includes the accounts of AMERCO and its wholly-owned subsidiaries. The condensed consolidated balance sheet as of March 31, 2007 includes the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holding II. The related condensed consolidated statements of operations for the third quarter and the first nine months and the cash flows for the first nine months ended fiscal 2008 include the accounts of AMERCO and its wholly-owned subsidiaries and for SAC Holding II only through October 2007. The related condensed consolidated statements of operations for the third quarter and the first nine months and the cash flows for the first nine months ended fiscal 2007 include the accounts of AMERCO and its wholly-owned subsidiaries and for SAC Holding II. See the Description of Operating Segments following for additional information on SAC Holding II.

AMERCO’s four reportable segments are:

(a)	Moving and Storage, comprised of AMERCO, U-Haul, and Real Estate and the subsidiaries of U-Haul and Real Estate

(b)	Property and Casualty Insurance, comprised of RepWest and its wholly-owned subsidiaries

(c)	Life Insurance, comprised of Oxford and its wholly-owned subsidiaries

(d)	SAC Holding II and its subsidiaries (through October 2007)

The information includes elimination entries necessary to consolidate AMERCO, the parent, with its subsidiaries and SAC Holding II and its subsidiaries through October 2007.

Investments in subsidiaries are accounted for by the parent using the equity method of accounting.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

9. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of December 31, 2007 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$30	$190,393	$24	$-		$190,447	$6,288	$6,988	$-		$203,723
Reinsurance recoverables and trade receivables, net	-	17,742	27	-		17,769	151,271	10,808	-		179,848
Notes and mortgage receivables, net	-	1,209	779	-		1,988	-	-	-		1,988
Inventories, net	-	62,150	-	-		62,150	-	-	-		62,150
Prepaid expenses	-	39,479	134	-		39,613	-	-	-		39,613
Investments, fixed maturities and marketable equities	-	-	-	-		-	150,459	504,730	-		655,189
Investments, other	-	966	13,910	-		14,876	74,001	77,186	-		166,063
Deferred policy acquisition costs, net	-	-	-	-		-	45	38,402	-		38,447
Other assets	8	127,600	30,887	-		158,495	2,087	712	-		161,294
Related party assets	1,195,114	242,708	210	(1,133,486)	(c)	304,546	6,905	-	(12,219)	(c)	299,232
	1,195,152	682,247	45,971	(1,133,486)		789,884	391,056	638,826	(12,219)		1,807,547

Investment in subsidiaries	(192,410)	-	-	483,667	(b)	291,257	-	-	(291,257)	(b)	-

Property, plant and equipment, at cost:
Land	-	43,945	163,049	-		206,994	-	-	-		206,994
Buildings and improvements	-	125,199	724,316	-		849,515	-	-	-		849,515
Furniture and equipment	7,053	292,581	18,093	-		317,727	-	-	-		317,727
Rental trailers and other rental equipment	-	206,644	-	-		206,644	-	-	-		206,644
Rental trucks	-	1,716,853	-	-		1,716,853	-	-	-		1,716,853
	7,053	2,385,222	905,458	-		3,297,733	-	-	-		3,297,733
Less: Accumulated depreciation	(1,137)	(1,009,715)	(305,085)	-		(1,315,937)	-	-	-		(1,315,937)
Total property, plant and equipment	5,916	1,375,507	600,373	-		1,981,796	-	-	-		1,981,796
Total assets	$1,008,658	$2,057,754	$646,344	$(649,819)		$3,062,937	$391,056	$638,826	$(303,476)		$3,789,343

(a) Balances as of September 30, 2007
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating balance sheets by industry segment as of December 31, 2007 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$1,521	$256,794	$5,534	$-		$263,849	$-	$5,444	$-		$269,293
AMERCO's notes and loans payable	-	649,359	777,898	-		1,427,257	-	-	-		1,427,257
Policy benefits and losses, claims and loss expenses payable	-	355,293	-	-		355,293	270,732	138,494	-		764,519
Liabilities from investment contracts	-	-	-	-		-	-	350,698	-		350,698
Other policyholders' funds and liabilities	-	-	-	-		-	8,157	2,318	-		10,475
Deferred income	-	9,547	-	-		9,547	-	-	-		9,547
Deferred income taxes	187,071	-	-	-		187,071	(37,893)	(4,479)	-		144,699
Related party liabilities	-	1,095,516	45,035	(1,133,486)	(c)	7,065	1,983	3,171	(12,219)	(c)	-
Total liabilities	188,592	2,366,509	828,467	(1,133,486)		2,250,082	242,979	495,646	(12,219)		2,976,488

Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-		-	-	-	-		-
Series B preferred stock	-	-	-	-		-	-	-	-		-
Series A common stock	-	-	-	-		-	-	-	-		-
Common stock	10,497	540	1	(541)	(b)	10,497	3,300	2,500	(5,800)	(b)	10,497
Additional paid-in capital	418,848	121,230	147,481	(268,711)	(b)	418,848	86,121	26,271	(112,392)	(b)	418,848
Accumulated other comprehensive income (loss)	(40,817)	(41,282)	-	41,282	(b)	(40,817)	73	391	(464)	(b)	(40,817)
Retained earnings (deficit)	932,703	(382,032)	(329,605)	711,637	(b)	932,703	58,583	114,018	(172,601)	(b)	932,703
Cost of common shares in treasury, net	(501,165)	-	-	-		(501,165)	-	-	-		(501,165)
Unearned employee stock ownership plan shares	-	(7,211)	-	-		(7,211)	-	-	-		(7,211)
Total stockholders' equity (deficit)	820,066	(308,755)	(182,123)	483,667		812,855	148,077	143,180	(291,257)		812,855
Total liabilities and stockholders' equity	$1,008,658	$2,057,754	$646,344	$(649,819)		$3,062,937	$391,056	$638,826	$(303,476)		$3,789,343

(a) Balances as of September 30, 2007
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

(a) Balances as of December 31, 2006
(b) Eliminate investment in subsidiaries and SAC Holding II
(c) Eliminate intercompany receivables and payables
(d) Eliminate gain on sale of property from U-Haul to SAC Holding II

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statement of operations by industry segment for the quarter ended December 31, 2007 are as follows:

	Moving & Storage						AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II (h)	Eliminations		Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$329,905	$-	$-		$329,905	$-	$-	$-			$329,905	$689	$(689)	(b)	$329,905
Self-storage revenues	-	27,435	523	-		27,958	-	-	-			27,958	1,672	-		29,630
Self-moving & self-storage products & service sales	-	42,134	-	-		42,134	-	-	-			42,134	1,077	-		43,211
Property management fees	-	7,137	-	-		7,137	-	-	-			7,137	-	(212)	(g)	6,925
Life insurance premiums	-	-	-	-		-	-	27,757	-			27,757	-	-		27,757
Property and casualty insurance premiums	-	-	-	-		-	7,738	-	-			7,738	-	-		7,738
Net investment and interest income	1,076	7,953	-	-		9,029	3,154	4,798	(353)	(b,d	)	16,628	-	(584)	(d)	16,044
Other revenue	-	7,373	17,663	(18,788)	(b)	6,248	-	1,288	(132)	(b)		7,404	113	(59)	(b)	7,458
Total revenues	1,076	421,937	18,186	(18,788)		422,411	10,892	33,843	(485)			466,661	3,551	(1,544)		468,668

Costs and expenses:
Operating expenses	2,055	272,928	1,978	(18,788)	(b)	258,173	4,203	6,694	(1,716)	(b,c,d	)	267,354	1,957	(212)	(g)	269,099
Commission expenses	-	42,220	-	-		42,220	-	-	-			42,220	-	(689)	(b)	41,531
Cost of sales	-	26,165	-	-		26,165	-	-	-			26,165	512	-		26,677
Benefits and losses	-	-	-	-		-	4,419	19,419	1,452	(c)		25,290	-	-		25,290
Amortization of deferred policy acquisition costs	-	-	-	-		-	4	2,683	-			2,687	-	-		2,687
Lease expense	24	34,264	2	-		34,290	-	-	(221)	(b)		34,069	-	(59)	(b)	34,010
Depreciation, net of (gains) losses on disposals	187	57,737	2,907	-		60,831	-	-	-			60,831	231	(47)	(e)	61,015
Total costs and expenses	2,266	433,314	4,887	(18,788)		421,679	8,626	28,796	(485)			458,616	2,700	(1,007)		460,309

Equity in earnings of subsidiaries	(23,675)	-	-	28,511	(f)	4,836	-	-	(4,836)	(f)		-	-	-		-
Equity in earnings of SAC Holding II	(133)	-	-	-		(133)	-	-	-			(133)	-	133	(f)	-
Total - equity in earnings of subsidiaries and SAC Holding II	(23,808)	-	-	28,511		4,703	-	-	(4,836)			(133)	-	133		-
Earnings (loss) from operations	(24,998)	(11,377)	13,299	28,511		5,435	2,266	5,047	(4,836)			7,912	851	(404)		8,359
Interest income (expense)	22,780	(34,328)	(13,193)	-		(24,741)	-	-	-			(24,741)	(1,070)	584	(d)	(25,227)
Pretax earnings (loss)	(2,218)	(45,705)	106	28,511		(19,306)	2,266	5,047	(4,836)			(16,829)	(219)	180		(16,868)
Income tax benefit (expense)	(8,205)	17,441	(353)	-		8,883	(792)	(1,685)	-			6,406	86	(18)	(e)	6,474
Net earnings (loss)	(10,423)	(28,264)	(247)	28,511		(10,423)	1,474	3,362	(4,836)			(10,423)	(133)	162		(10,394)
Less: Preferred stock dividends	(3,241)	-	-	-		(3,241)	-	-	-			(3,241)	-	-		(3,241)
Earnings (loss) available to common shareholders	$(13,664)	$(28,264)	$(247)	$28,511		$(13,664)	$1,474	$3,362	$(4,836)			$(13,664)	$(133)	$162		$(13,635)
(a) Balances for the quarter ended September 30, 2007
(b) Eliminate intercompany lease income and commission income
(c ) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate gain on sale of surplus property from U-Haul to SAC Holding II
(f) Eliminate equity in earnings of subsidiaries and equity in earnings of SAC Holding II
(g) Eliminate management fees charged to SAC Holding II and other intercompany operating expenses
(h) Activity for the month of October 2007, prior to deconsolidation

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statements of operations by industry for the quarter ended December 31, 2006 are as follows:

	Moving & Storage						AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations		Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$328,149	$-	$-		$328,149	$-	$-	$-			$328,149	$2,018	$(2,018)	(b)	$328,149
Self-storage revenues	-	26,251	455	-		26,706	-	-	-			26,706	5,059	-		31,765
Self-moving & self-storage products & service sales	-	42,992	-	-		42,992	-	-	-			42,992	3,359	-		46,351
Property management fees	-	6,559	-	-		6,559	-	-	-			6,559	-	(645)	(g)	5,914
Life insurance premiums	-	-	-	-		-	-	29,847	(393)	(c)		29,454	-	-		29,454
Property and casualty insurance premiums	-	-	-	-		-	6,555	-	-			6,555	-	-		6,555
Net investment and interest income	1,232	8,294	(36)	-		9,490	5,112	5,021	(5,074)	(b,d	)	14,549	-	(1,750)	(d)	12,799
Other revenue	(1)	5,945	16,943	(18,290)	(b)	4,597	-	967	(130)	(b)		5,434	374	(177)	(b)	5,631
Total revenues	1,231	418,190	17,362	(18,290)		418,493	11,667	35,835	(5,597)			460,398	10,810	(4,590)		466,618

Costs and expenses:
Operating expenses	2,339	277,433	2,231	(18,290)	(b)	263,713	2,261	6,404	(5,450)	(b,c,d	)	266,928	5,608	(645)	(g)	271,891
Commission expenses	-	41,334	-	-		41,334	-	-	-			41,334	-	(2,018)	(b)	39,316
Cost of sales	-	23,447	-	-		23,447	-	-	-			23,447	1,523	-		24,970
Benefits and losses	-	-	-	-		-	8,226	21,320	1,915	(c)		31,461	-	-		31,461
Amortization of deferred policy acquisition costs	-	-	-	-		-	442	3,778	-			4,220	-	-		4,220
Lease expense	22	36,839	17	-		36,878	-	-	(220)	(b)		36,658	-	(177)	(b)	36,481
Depreciation, net of (gains) losses on disposals	61	46,691	2,737	-		49,489	-	-	-			49,489	668	(140)	(e)	50,017
Total costs and expenses	2,422	425,744	4,985	(18,290)		414,861	10,929	31,502	(3,755)			453,537	7,799	(2,980)		458,356
Equity in earnings of subsidiaries	(22,367)	-	-	23,806	(f)	1,439	-	-	(1,439)	(f)		-	-	-		-
Equity in earnings of SAC Holding II	(160)	-	-	-		(160)	-	-	-			(160)	-	160	(f)	-
Total - equity in earnings of subsidiaries and SAC Holding II	(22,527)	-	-	23,806		1,279	-	-	(1,439)			(160)	-	160		-
Earnings (loss) from operations	(23,718)	(7,554)	12,377	23,806		4,911	738	4,333	(3,281)			6,701	3,011	(1,450)		8,262
Interest income (expense)	22,906	(30,783)	(12,739)	-		(20,616)	-	-	-			(20,616)	(3,265)	1,750	(d)	(22,131)
Pretax earnings (loss)	(812)	(38,337)	(362)	23,806		(15,705)	738	4,333	(3,281)			(13,915)	(254)	300		(13,869)
Income tax benefit (expense)	(8,755)	14,933	(40)	-		6,138	(258)	(1,532)	-			4,348	94	(53)	(e)	4,389
Net earnings (loss)	(9,567)	(23,404)	(402)	23,806		(9,567)	480	2,801	(3,281)			(9,567)	(160)	247		(9,480)
Less: Preferred stock dividends	(3,241)	-	-	-		(3,241)	-	-	-			(3,241)	-	-		(3,241)
Earnings (loss) available to common shareholders	$(12,808)	$(23,404)	$(402)	$23,806		$(12,808)	$480	$2,801	$(3,281)			$(12,808)	$(160)	$247		$(12,721)
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
(d) Eliminate intercompany interest on debt
(e) Eliminate gain on sale of surplus property from U-Haul to SAC Holding II
(f) Eliminate equity in earnings of subsidiaries and equity in earnings of SAC Holding II
(g) Eliminate management fees charged to SAC Holding II and other intercompany operating expenses

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statements of operations by industry for the nine months ended December 31, 2007 are as follows:

	Moving & Storage						AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II (h)	Eliminations		Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$1,165,783	$-	$-		$1,165,783	$-	$-	$-			$1,165,783	$5,846	$(5,846)	(b)	$1,165,783
Self-storage revenues	-	81,924	1,361	-		83,285	-	-	-			83,285	11,469	-		94,754
Self-moving & self-storage products & service sales	-	164,381	-	-		164,381	-	-	-			164,381	10,039	-		174,420
Property management fees	-	16,565	-	-		16,565	-	-	-			16,565	-	(1,700)	(g)	14,865
Life insurance premiums	-	-	-	-		-	-	84,881	-			84,881	-	-		84,881
Property and casualty insurance premiums	-	-	-	-		-	20,986	-	-			20,986	-	-		20,986
Net investment and interest income	3,353	23,524	-	-		26,877	9,315	15,946	(1,256)	(b,d	)	50,882	-	(4,050)	(d)	46,832
Other revenue	-	24,827	52,390	(55,957)	(b)	21,260	-	3,659	(391)	(b)		24,528	748	(414)	(b)	24,862
Total revenues	3,353	1,477,004	53,751	(55,957)		1,478,151	30,301	104,486	(1,647)			1,611,291	28,102	(12,010)		1,627,383

Costs and expenses:
Operating expenses	7,924	831,978	7,126	(55,957)	(b)	791,071	10,711	19,533	(5,705)	(b,c,d	)	815,610	13,510	(1,700)	(g)	827,420
Commission expenses	-	148,737	-	-		148,737	-	-	-			148,737	-	(5,846)	(b)	142,891
Cost of sales	-	90,076	-	-		90,076	-	-	-			90,076	5,192	-		95,268
Benefits and losses	-	-	-	-		-	11,103	64,337	4,719	(c)		80,159	-	-		80,159
Amortization of deferred policy acquisition costs	-	-	-	-		-	183	9,687	-			9,870	-	-		9,870
Lease expense	72	102,162	46	-		102,280	-	-	(661)	(b)		101,619	-	(414)	(b)	101,205
Depreciation, net of (gains) losses on disposals	509	160,841	(1,471)	-		159,879	-	-	-			159,879	1,474	(327)	(e)	161,026
Total costs and expenses	8,505	1,333,794	5,701	(55,957)		1,292,043	21,997	93,557	(1,647)			1,405,950	20,176	(8,287)		1,417,839
Equity in earnings of subsidiaries	43,482	-	-	(30,906)	(f)	12,576	-	-	(12,576)	(f)		-	-	-		-
Equity in earnings of SAC Holding II	222	-	-	-		222	-	-	-			222	-	(222)	(f)	-
Total - equity in earnings of subsidiaries and SAC Holding II	43,704	-	-	(30,906)		12,798	-	-	(12,576)			222	-	(222)		-
Earnings from operations	38,552	143,210	48,050	(30,906)		198,906	8,304	10,929	(12,576)			205,563	7,926	(3,945)		209,544
Interest income (expense)	66,321	(99,870)	(39,457)	-		(73,006)	-	-	-			(73,006)	(7,537)	4,050	(d)	(76,493)
Pretax earnings	104,873	43,340	8,593	(30,906)		125,900	8,304	10,929	(12,576)			132,557	389	105		133,051
Income tax expense	(23,244)	(16,485)	(4,542)	-		(44,271)	(2,906)	(3,751)	-			(50,928)	(167)	(124)	(e)	(51,219)
Net earnings	81,629	26,855	4,051	(30,906)		81,629	5,398	7,178	(12,576)			81,629	222	(19)		81,832
Less: Preferred stock dividends	(9,723)	-	-	-		(9,723)	-	-	-			(9,723)	-	-		(9,723)
Earnings available to common shareholders	$71,906	$26,855	$4,051	$(30,906)		$71,906	$5,398	$7,178	$(12,576)			$71,906	$222	$(19)		$72,109
(a) Balances for the nine months ended September 30, 2007
(b) Eliminate intercompany lease income and commission income
(c ) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate gain on sale of surplus property from U-Haul to SAC Holding II
(f) Eliminate equity in earnings of subsidiaries and equity in earnings of SAC Holding II
(g) Eliminate management fees charged to SAC Holding II and other intercompany operating expenses
(h) Activity for the seven months ended October 2007, prior to deconsolidation

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statements of operations by industry for the nine months ended December 31, 2006 are as follows:

	Moving & Storage						AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations		Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$1,181,103	$-	$-		$1,181,103	$-	$-	$-			$1,181,103	$7,328	$(7,328)	(b)	$1,181,103
Self-storage revenues	-	78,400	1,263	-		79,663	-	-	-			79,663	14,949	-		94,612
Self-moving & self-storage products & service sales	-	163,222	-	-		163,222	-	-	-			163,222	12,496	-		175,718
Property management fees	-	15,893	-	-		15,893	-	-	-			15,893	-	(2,146)	(g)	13,747
Life insurance premiums	-	-	-	-		-	-	92,683	(1,190)	(c)		91,493	-	-		91,493
Property and casualty insurance premiums	-	-	-	-		-	18,407	-	-			18,407	-	-		18,407
Net investment and interest income	3,694	22,680	(36)	-		26,338	10,588	16,298	(6,009)	(b,d	)	47,215	-	(5,315)	(d)	41,900
Other revenue	203	22,697	50,706	(54,873)	(b)	18,733	-	3,722	(411)	(b)		22,044	1,051	(532)	(b)	22,563
Total revenues	3,897	1,483,995	51,933	(54,873)		1,484,952	28,995	112,703	(7,610)			1,619,040	35,824	(15,321)		1,639,543

Costs and expenses:
Operating expenses	9,672	823,019	6,949	(54,873)	(b)	784,767	5,828	20,374	(11,791)	(b,c,d	)	799,178	17,046	(2,146)	(g)	814,078
Commission expenses	-	149,785	-	-		149,785	-	-	-			149,785	-	(7,328)	(b)	142,457
Cost of sales	-	83,235	-	-		83,235	-	-	-			83,235	5,499	-		88,734
Benefits and losses	-	-	-	-		-	17,357	67,678	5,874	(c)		90,909	-	-		90,909
Amortization of deferred policy acquisition costs	-	-	-	-		-	1,707	12,964	-			14,671	-	-		14,671
Lease expense	63	112,565	835	-		113,463	-	-	(1,693)	(b)		111,770	-	(532)	(b)	111,238
Depreciation, net of (gains) losses on disposals	183	127,330	3,676	-		131,189	-	-	-			131,189	2,006	(420)	(e)	132,775
Total costs and expenses	9,918	1,295,934	11,460	(54,873)		1,262,439	24,892	101,016	(7,610)			1,380,737	24,551	(10,426)		1,394,862
Equity in earnings of subsidiaries	67,522	-	-	(57,250)	(f)	10,272	-	-	(10,272)	(f)		-	-	-		-
Equity in earnings of SAC Holding II	837	-	-	-		837	-	-	-			837	-	(837)	(f)	-
Total - equity in earnings of subsidiaries and SAC Holding II	68,359	-	-	(57,250)		11,109	-	-	(10,272)			837	-	(837)		-
Earnings from operations	62,338	188,061	40,473	(57,250)		233,622	4,103	11,687	(10,272)			239,140	11,273	(5,732)		244,681
Interest income (expense)	67,008	(85,309)	(38,805)	-		(57,106)	-	-	-			(57,106)	(9,865)	5,315	(d)	(61,656)
Amortization of fees on early extinguishment of debt	-	(302)	(6,667)	-		(6,969)	-	-	-			(6,969)	-	-		(6,969)
Pretax earnings (loss)	129,346	102,450	(4,999)	(57,250)		169,547	4,103	11,687	(10,272)			175,065	1,408	(417)		176,056
Income tax benefit (expense)	(23,175)	(41,492)	1,291	-		(63,376)	(1,436)	(4,082)	-			(68,894)	(571)	(159)	(e)	(69,624)
Net earnings (loss)	106,171	60,958	(3,708)	(57,250)		106,171	2,667	7,605	(10,272)			106,171	837	(576)		106,432
Less: Preferred stock dividends	(9,723)	-	-	-		(9,723)	-	-	-			(9,723)	-	-		(9,723)
Earnings (loss) available to common shareholders	$96,448	$60,958	$(3,708)	$(57,250)		$96,448	$2,667	$7,605	$(10,272)			$96,448	$837	$(576)		$96,709
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
(d) Eliminate intercompany interest on debt
(e) Eliminate gain on sale of surplus property from U-Haul to SAC Holding II
(f) Eliminate equity in earnings of subsidiaries and equity in earnings of SAC Holding II
(g) Eliminate management fees charged to SAC Holding II and other intercompany operating expenses

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2007 are as follows:

	Moving & Storage					AMERCO Legal Group			AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II (b)	Elimination	Total Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$81,629	$26,855	$4,051	$(30,906)	$81,629	$5,398	$7,178	$(12,576)	$81,629	$222	$(19)	$81,832
Earnings from consolidated entities	(43,704)	-	-	30,906	(12,798)	-	-	12,576	(222)	-	222	-
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	509	159,835	8,533	-	168,877	-	-	-	168,877	1,634	(327)	170,184
Amortization of deferred policy acquisition costs	-	-	-	-	-	183	9,687	-	9,870	-	-	9,870
Change in provision for loss on trade receivables	-	25	-	-	25	-	50	-	75	-	-	75
Change in provision for gain on mortgage notes	-	(29)	-	-	(29)	-	-	-	(29)	-	-	(29)
Change in provision for inventory reserve	-	2,371	-	-	2,371	-	-	-	2,371	-	-	2,371
Net (gain) loss on sale of real and personal property	-	1,006	(10,004)	-	(8,998)	-	-	-	(8,998)	(160)	-	(9,158)
Net loss on sale of investments	-	-	-	-	-	172	203	-	375	-	-	375
Deferred income taxes	8,326	76	-	-	8,402	3,203	(2,115)	-	9,490	146	124	9,760
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	699	-	-	699	3,901	216	-	4,816	-	-	4,816
Inventories	-	1,582	-	-	1,582	-	-	-	1,582	4	-	1,586
Prepaid expenses	11,173	1,080	(104)	-	12,149	-	-	-	12,149	47	-	12,196
Capitalization of deferred policy acquisition costs	-	-	-	-	-	(32)	(3,862)	-	(3,894)	-	-	(3,894)
Other assets	4	1,190	1,077	-	2,271	(344)	121	-	2,048	(1,008)	-	1,040
Related party assets	5,922	8,579	12,453	-	26,954	3,004	5,040	-	34,998	5	-	35,003
Accounts payable and accrued expenses	2,424	7,460	(3,684)	-	6,200	-	(1,514)	-	4,686	680	-	5,366
Policy benefits and losses, claims and loss expenses payable	-	25,884	-	-	25,884	(20,508)	(8,414)	-	(3,038)	-	-	(3,038)
Other policyholders' funds and liabilities	-	-	-	-	-	524	(612)	-	(88)	-	-	(88)
Deferred income	-	(6,198)	-	-	(6,198)	-	-	-	(6,198)	(48)	-	(6,246)
Related party liabilities	-	(3,582)	-	-	(3,582)	(428)	(5,408)	-	(9,418)	287	-	(9,131)
Net cash provided (used) by operating activities	66,283	226,833	12,322	-	305,438	(4,927)	570	-	301,081	1,809	-	302,890
Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(2,466)	(413,727)	(22,754)	-	(438,947)	-	-	-	(438,947)	(1,381)	-	(440,328)
Short term investments	-	-	-	-	-	(48,130)	(123,788)	-	(171,918)	-	-	(171,918)
Fixed maturities investments	-	-	-	-	-	(14,876)	(41,629)	-	(56,505)	-	-	(56,505)
Equity securities	-	-	-	-	-	-	(27)	-	(27)	-	-	(27)
Real estate	-	-	(3,196)	-	(3,196)	(208)	-	-	(3,404)	-	-	(3,404)
Mortgage loans	-	-	(346)	-	(346)	(1,650)	(10,526)	-	(12,522)	-	-	(12,522)
Proceeds from sales of:
Property, plant and equipment	-	122,433	11,275	-	133,708	-	-	-	133,708	391	-	134,099
Short term investments	-	-	-	-	-	50,071	142,903	-	192,974	-	-	192,974
Fixed maturities investments	-	-	-	-	-	16,149	61,624	-	77,773	-	-	77,773
Equity securities	-	-	-	-	-	-	46	-	46	-	-	46
Preferred stock	-	-	-	-	-	5,000	625	-	5,625	-	-	5,625
Real estate	-	153	-	-	153	631	-	-	784	-	-	784
Mortgage loans	-	-	-	-	-	-	6,394	-	6,394	-	-	6,394
Payments from notes and mortgage receivables	-	89	-	-	89	-	-	-	89	-	-	89
Net cash provided (used) by investing activities	(2,466)	(291,052)	(15,021)	-	(308,539)	6,987	35,622	-	(265,930)	(990)	-	(266,920)
	(page 1 of 2)
(a) Balance for the period ended September 30, 2007
(b) Activity for the seven months ending October 31, 2007, prior to deconsolidation

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the nine months ended December 31, 2007 are as follows:

	Moving & Storage					AMERCO Legal Group			AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II (b)	Elimination	Total Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	-	409,800	77,826	-	487,626	-	-	-	487,626	-	-	487,626
Principal repayments on credit facilities	-	(168,653)	(74,636)	-	(243,289)	-	-	-	(243,289)	(819)	-	(244,108)
Debt issuance costs	-	(11,706)	(170)	-	(11,876)	-	-	-	(11,876)	-	-	(11,876)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	923	-	-	923	-	-	-	923	-	-	923
Treasury stock repurchases	(33,966)	-	-	-	(33,966)	-	-	-	(33,966)	-	-	(33,966)
Securitization deposits	-	(60,764)	-	-	(60,764)	-	-	-	(60,764)	-	-	(60,764)
Proceeds from (repayment of) intercompany loans	(20,107)	21,211	(1,104)	-	-	-	-	-	-	-	-	-
Preferred stock dividends paid	(9,723)	-	-	-	(9,723)	-	-	-	(9,723)	-	-	(9,723)
Investment contract deposits	-	-	-	-	-	-	13,864	-	13,864	-	-	13,864
Investment contract withdrawals	-	-	-	-	-	-	(49,806)	-	(49,806)	-	-	(49,806)
Net cash provided (used) by financing activities	(63,796)	190,811	1,916	-	128,931	-	(35,942)	-	92,989	(819)	-	92,170

Effects of exchange rate on cash	-	311	-	-	311	-	-	-	311	-	-	311

Increase (decrease) in cash and cash equivalents	21	126,903	(783)	-	126,141	2,060	250	-	128,451	-	-	128,451
Cash and cash equivalents at beginning of period	9	63,490	807	-	64,306	4,228	6,738	-	75,272	-	-	75,272
Cash and cash equivalents at end of period	$30	$190,393	$24	$-	$190,447	$6,288	$6,988	$-	$203,723	$-	$-	$203,723
	(page 2 of 2)
(a) Balance for the period ended September 30, 2007
(b) Activity for the seven months ending October 31, 2007, prior to deconsolidation

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2006 are as follows:

	Moving & Storage					AMERCO Legal Group			AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings (loss)	$106,171	$60,958	$(3,708)	$(57,250)	$106,171	$2,667	$7,605	$(10,272)	$106,171	$837	$(576)	$106,432
Earnings from consolidated entities	(68,359)	-	-	57,250	(11,109)	-	-	10,272	(837)	-	837	-
Adjustments to reconcile net earnings (loss) to cash provided by operations:
Depreciation	183	123,742	8,060	-	131,985	-	-	-	131,985	2,006	(420)	133,571
Amortization of deferred policy acquisition costs	-	-	-	-	-	1,707	12,964	-	14,671	-	-	14,671
Change in provision for loss on trade receivables	-	86	-	-	86	-	116	-	202	-	-	202
Change in provision for gain on mortgage notes	-	(30)	-	-	(30)	-	-	-	(30)	-	-	(30)
Net (gain) loss on sale of real and personal property	-	3,588	(4,384)	-	(796)	-	-	-	(796)	-	-	(796)
Net loss on sale of investments	-	-	-	-	-	799	816	-	1,615	-	-	1,615
Write-off of unamortized debt issuance costs	-	302	6,667	-	6,969	-	-	-	6,969	-	-	6,969
Deferred income taxes	13,959	-	-	-	13,959	887	(94)	-	14,752	539	160	15,451
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(3,265)	-	-	(3,265)	21,052	1,054	-	18,841	-	-	18,841
Inventories	-	(2,956)	-	-	(2,956)	-	-	-	(2,956)	(126)	-	(3,082)
Prepaid expenses	1,322	3,339	(219)	-	4,442	-	-	-	4,442	(117)	-	4,325
Capitalization of deferred policy acquisition costs	-	-	-	-	-	(882)	(3,310)	-	(4,192)	-	-	(4,192)
Other assets	(3)	900	1,725	-	2,622	240	(183)	-	2,679	(192)	-	2,487
Related party assets	(1,493)	1,006	17	29,460	28,990	13,767	5,781	(5,966)	42,572	2,900	(5,193)	40,279
Accounts payable and accrued expenses	(11,450)	25,357	(340)	-	13,567	-	1,502	-	15,069	76	-	15,145
Policy benefits and losses, claims and loss expenses payable	-	32,733	-	-	32,733	(35,713)	(13,778)	-	(16,758)	-	-	(16,758)
Other policyholders' funds and liabilities	-	-	-	-	-	1,782	(160)	-	1,622	-	-	1,622
Deferred income	-	(2,346)	-	-	(2,346)	-	-	-	(2,346)	(13)	-	(2,359)
Related party liabilities	(201)	752	-	(29,460)	(28,909)	(1,873)	447	5,966	(24,369)	(4,457)	5,192	(23,634)
Net cash provided (used) by operating activities	40,129	244,166	7,818	-	292,113	4,433	12,760	-	309,306	1,453	-	310,759
Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(945)	(409,737)	(44,187)	-	(454,869)	-	-	-	(454,869)	(729)	-	(455,598)
Short term investments	-	-	-	-	-	(54,480)	(116,697)	-	(171,177)	-	-	(171,177)
Fixed maturities investments	-	-	-	-	-	(48,993)	(25,201)	-	(74,194)	-	-	(74,194)
Mortgage loans	-	-	-	-	-	-	(9,550)	-	(9,550)	-	-	(9,550)
Proceeds from sales of:
Property, plant and equipment	-	67,280	4,388	-	71,668	-	-	-	71,668	-	-	71,668
Short term investments	-	-	-	-	-	73,716	125,364	-	199,080	-	-	199,080
Fixed maturities investments	-	-	-	-	-	13,239	57,942	-	71,181	-	-	71,181
Cash received in excess of purchase of company acquired	-	-	-	-	-	-	1,235	-	1,235	-	-	1,235
Preferred stock	-	-	-	-	-	-	225	-	225	-	-	225
Real estate	-	148	(271)	-	(123)	9,665	-	-	9,542	-	-	9,542
Mortgage loans	-	-	-	-	-	-	4,835	-	4,835	-	-	4,835
Payments from notes and mortgage receivables	-	69	683	-	752	-	-	-	752	-	-	752
Net cash provided (used) by investing activities	(945)	(342,240)	(39,387)	-	(382,572)	(6,853)	38,153	-	(351,272)	(729)	-	(352,001)
	(page 1 of 2)
(a) Balance for the period ended September 30, 2006

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
	(page 2 of 2)
(a) Balance for the period ended September 30, 2006

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended December 31, 2007
Total revenues	$442,667	$26,001	$468,668
Depreciation and amortization, net of (gains) losses on disposals	61,207	2,495	63,702
Interest expense	25,012	215	25,227
Pretax loss	(16,633)	(235)	(16,868)
Income tax benefit	(6,395)	(79)	(6,474)
Identifiable assets	3,671,100	118,243	3,789,343

Quarter ended December 31, 2006
Total revenues	$446,975	$19,643	$466,618
Depreciation and amortization, net of (gains) losses on disposals	52,762	1,475	54,237
Interest expense	21,994	137	22,131
Pretax loss	(10,820)	(3,049)	(13,869)
Income tax benefit	(3,352)	(1,037)	(4,389)
Identifiable assets	3,587,142	85,354	3,672,496

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Nine months ended December 31, 2007
Total revenues	$1,537,745	$89,638	$1,627,383
Depreciation and amortization, net of (gains) losses on disposals	163,812	7,084	170,896
Interest expense	75,924	569	76,493
Pretax earnings	129,553	3,498	133,051
Income tax expense	50,028	1,191	51,219
Identifiable assets	3,671,100	118,243	3,789,343

Nine months ended December 31, 2006
Total revenues	$1,563,980	$75,563	$1,639,543
Depreciation and amortization, net of (gains) losses on disposals	142,397	5,049	147,446
Interest expense	61,254	402	61,656
Pretax earnings	173,800	2,256	176,056
Income tax expense	68,857	767	69,624
Identifiable assets	3,587,142	85,354	3,672,496

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. Tax

Effective April 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109. FIN 48 prescribes a minimum recognition threshold and measurement methodology that a tax position is required to meet before being recognized in the financial statements. As a result of the adoption of FIN 48, the Company recognized a $6.8 million decrease to its previous reserves for uncertain tax positions. This decrease is presented as an increase in the beginning balance of retained earnings.

The total amount of unrecognized tax benefits at April 1, 2007 was $6.3 million. The total amount of unrecognized tax benefits as of December 31, 2007 was $6.5 million. This entire amount of unrecognized tax benefits, if resolved in our favor, would favorably impact our effective tax rate.

The Company recognizes interest related to unrecognized tax benefits as interest expense, and penalties as operating expenses. At April 1, 2007, the amount of interest accrued on unrecognized tax benefits was $2.3 million, net of tax. At December 31, 2007, the amount of interest accrued on unrecognized tax benefits was $2.5 million, net of tax.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With some exceptions, the Company is no longer subject to audit for years prior to the fiscal year ended March 31, 2004.

12. Employee Benefit Plans

Effective March 31, 2007, the Company adopted SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans which requires that the Consolidated Balance Sheet reflect the unfunded status of the Company’s postretirement benefit plan and measure these benefits as of the end of the fiscal year. Previously, the Company had measured these benefits on a three month lag, as allowed by SFAS 106. SFAS 158 requires the valuation be performed as of the balance sheet date. The provisions of SFAS 158 do not permit retrospective application. The portion of the net periodic cost associated with the elimination of the timing gap was $0.1 million, net of taxes, and recorded as an adjustment to retained earnings in fiscal 2007. Additionally, SFAS 158 requires the unrecognized net gain or loss now be reclassified to accumulated other comprehensive income. As of March 31, 2007 this resulted in a reduction of other comprehensive income in the amount of $0.2 million, net of tax.

The components of net periodic postretirement benefit cost were as follows:

	Quarter Ended December 31,
	2007	2006

Service cost for benefits earned during the period	$168	$141
Interest cost on accumulated postretirement benefit	152	116
Other components	(110)	(131)
Net periodic postretirement benefit cost	$210	$126

	Nine Months Ended December 31,
	2007	2006

Service cost for benefits earned during the period	$504	$423
Interest cost on accumulated postretirement benefit	457	348
Other components	(330)	(392)
Net periodic postretirement benefit cost	$631	$379

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of our operating segments and the strategy of our operating segments to give the reader an overview of the goals of our business and the direction in which our businesses and products are moving. This is followed by a discussion of the “Critical Accounting Policies and Estimates” that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for the third quarter and first nine months of fiscal 2008, compared with the third quarter and first nine months of fiscal 2007 beginning with an overview. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources and Requirements of Our Operating Segments” and “Disclosures about Contractual Obligations and Commercial Commitments.” We conclude this MD&A by discussing our outlook for the remainder of fiscal 2008 and into fiscal 2009.

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

Description of Operating Segments

AMERCO’s four reportable segments are:

(a)	Moving and Storage, comprised of AMERCO, U-Haul, and Real Estate and the subsidiaries of U-Haul and Real Estate

(b)	Property and Casualty Insurance, comprised of RepWest and its wholly-owned subsidiaries

(c)	Life Insurance, comprised of Oxford and its wholly-owned subsidiaries

(d)	SAC Holding II and its subsidiaries (through October 2007)

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

AMERCO has a sustainability initiative and believes implementing it is good business and part of being a good corporate citizen. In the near term this means to Reduce, Reuse and Recycle. In addition to existing programs, the Company has launched some new programs to advance its sustainability initiative including U-Car Share, “take a box, leave a box”, and an Internet-based Box Exchange program.

eMove is an online marketplace that connects consumers to over 3,600 independent Moving Help™ service providers and over 3,200 independent Self-Storage Affiliates. Our network of customer-rated affiliates provides pack and load help, cleaning help, self-storage and similar services, all over North America.

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

Life Insurance Operating Segment

Oxford provides life and health insurance products primarily to the senior market through the direct writing or reinsuring of life insurance, Medicare supplement and annuity policies. Additionally, Oxford administers the self-insured employee health and dental plans for Arizona employees of the Company.

SAC Holding II Operating Segment

SAC Holding Corporation and its subsidiaries, and SAC Holding II Corporation and its subsidiaries, collectively referred to as “SAC Holdings”, own self-storage properties that are managed by U-Haul under property management agreements and act as independent U-Haul rental equipment dealers. AMERCO, through its subsidiaries, has contractual interests in certain SAC Holdings’ properties entitling AMERCO to potential future income based on the financial performance of these properties. With respect to SAC Holding II, AMERCO was considered the primary beneficiary of these contractual interests prior to November 2007. Consequently, for those reporting periods prior to November 2007 we included the results of SAC Holding II in the consolidated financial statements of AMERCO, as required by FIN 46(R).

Substantially all of the equity interest of SAC Holdings is controlled by Blackwater. In November 2007, Blackwater contributed additional capital to its wholly-owned subsidiary, SAC Holding II. This contribution was determined by us to be material with respect to the capitalization of SAC Holding II; therefore, triggering a requirement under FIN 46(R) for us to reassess the Company’s involvement with those subsidiaries. This required reassessment led to the conclusion that the Company was no longer the primary beneficiary of SAC Holding II as of the date of Blackwater’s contribution. Accordingly, the Company deconsolidated this entity. The deconsolidation, effective October 31, 2007 was accounted for as a distribution of the Company’s interests to Blackwater, the sole shareholder of SAC Holding II. Because of the Company’s continuing involvement with SAC Holding II, the distributions do not qualify as discontinued operations as defined by SFAS 144.

Critical Accounting Policies and Estimates

The Company’s financial statements have been prepared in accordance with the generally accepted accounting principles in the United States. The methods, estimates and judgments we use in applying our accounting policies can have a significant impact on the results we report in our financial statements. Certain accounting policies require us to make difficult and subjective judgments and assumptions, often as a result of estimating matters that are inherently uncertain.

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

The March 2007 balance sheet includes the accounts of AMERCO, its wholly owned subsidiaries, and SAC Holding II Corporation and its subsidiaries. The December 2007 balance sheet includes the accounts of AMERCO and its wholly owned subsidiaries. The December 2007 and 2006 statements of operations, cash flows and the corresponding consolidated financial statements include AMERCO, its wholly owned subsidiaries, and SAC Holding II Corporation and its subsidiaries.

In fiscal 2003 and fiscal 2002, SAC Holdings were considered special purpose entities and were consolidated based on the provisions of Emerging Issues Task Force (“EITF”) Issue No. 90-15.  In fiscal 2004, the Company applied FIN 46(R) to its interests in SAC Holdings. Initially, the Company concluded that SAC Holdings were VIE’s and that the Company was the primary beneficiary. Accordingly, the Company continued to include SAC Holdings in its consolidated financial statements.

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

In November 2007, Blackwater contributed additional capital to its wholly-owned subsidiary, SAC Holding II. This contribution was determined by us to be material with respect to the capitalization of SAC Holding II; therefore, triggering a requirement under FIN 46(R) for us to reassess the Company’s involvement with those subsidiaries. This required reassessment led to the conclusion that SAC Holding II has the ability to fund its own operations and execute its business plan without any future subordinated financial support; therefore, the Company was no longer the primary beneficiary of SAC Holding II as of the date of Blackwater’s contribution.

Accordingly, at the dates AMERCO ceased to have a variable interest and ceased to be the primary beneficiary of SAC Holding Corporation and its current or former subsidiaries and SAC Holding II and its current subsidiaries, it deconsolidated those entities. The deconsolidations were accounted for as distributions of SAC Holdings interests to the sole shareholder of the SAC entities. Because of AMERCO’s continuing involvement with SAC Holdings and its current and former subsidiaries, the distributions do not qualify as discontinued operations as defined by SFAS 144.

It is possible that SAC Holdings could take actions that would require us to re-determine whether SAC Holdings has become a VIE or whether we have become the primary beneficiary of SAC Holdings. Should this occur, we could be required to consolidate some or all of SAC Holdings with our financial statements.

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

Since fiscal 2006, the Company has been acquiring a significant number of moving trucks via purchase rather than lease. Management performed an analysis of the expected economic value of new rental trucks and determined that additions to the fleet resulting from purchase should be depreciated on an accelerated method based upon a declining formula. The salvage value and useful life assumptions of the rental truck fleet remain unchanged. Under the declining balances method (2.4 times declining balance) the book value of a rental truck is reduced 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively and then reduced on a straight line basis an additional 10% by the end of year fifteen. In contrast, a standard straight line approach would reduce the book value by approximately 5.3% per year over the life of the truck. For the affected equipment, the accelerated depreciation was $14.9 million and $9.2 million greater than what it would have been if calculated under a straight line approach for the third quarter of fiscal 2008 and 2007, respectively and $41.6 million and $22.9 million for the first nine months of fiscal 2008 and 2007, respectively.

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

Impairment of Investments

For investments accounted for under SFAS 115, in determining if and when a decline in market value below amortized cost is other-than-temporary, management makes certain assumptions or judgments in its assessment including but not limited to: ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. The Company’s insurance subsidiaries recognized $0.2 million and $0.3 million in other-than-temporary impairments for the third quarter of fiscal 2008 and 2007, respectively and $0.4 million and $1.6 million for the first nine months of fiscal 2008 and 2007, respectively.

Income Taxes

The Company’s tax returns are periodically reviewed by various taxing authorities. Despite our belief that all of our tax treatments are supportable, the final outcome of these audits may cause changes that could materially impact our financial results. Our current tax rate is approximately 38.5%.

AMERCO files a consolidated tax return with all of its legal subsidiaries, except for Dallas General Life Insurance Company (“DGLIC”), a subsidiary of Oxford, which will file on a stand alone basis. SAC Holding Corporation and its legal subsidiaries and SAC Holding II Corporation and its legal subsidiaries file consolidated tax returns, which are in no way associated with AMERCO’s consolidated returns.

Adoption of New Accounting Pronouncements

Effective April 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109. FIN 48 prescribes a minimum recognition threshold and measurement methodology that a tax position is required to meet before being recognized in the financial statements. As a result of the adoption of FIN 48, the Company recognized a $6.8 million decrease to its previous reserves for uncertain tax positions. This decrease is presented as an increase in the beginning balance of retained earnings.

The total amount of unrecognized tax benefits at April 1, 2007 was $6.3 million. The total amount of unrecognized tax benefits as of December 31, 2007 was $6.5 million. This entire amount of unrecognized tax benefits, if resolved in our favor, would favorably impact our effective tax rate.

The Company recognizes interest related to unrecognized tax benefits as interest expense, and penalties as operating expenses. At April 1, 2007, the amount of interest accrued on unrecognized tax benefits was $2.3 million, net of tax. At December 31, 2007, the amount of interest accrued on unrecognized tax benefits was $2.5 million, net of tax.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With some exceptions, the Company is no longer subject to audit for years prior to the fiscal year ended March 31, 2004.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements which establishes how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS 157 unless partially or fully deferred by the FASB, are effective for us in April 2008. The Company is currently evaluating the impact of this statement on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities, including an amendment of SFAS 115. This statement allows for a company to irrevocably elect fair value as the measurement attribute for certain financial assets and financial liabilities. Changes in the fair value of such assets are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The provisions of SFAS 159 is effective for us in April 2008. The Company is currently evaluating the impact of this statement on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations. SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require us to adopt these provisions for business combinations occurring in fiscal 2010 and thereafter. Early adoption of SFAS 141(R) is not permitted.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement changes the way the consolidated income statement is presented by requiring net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the income statement. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Early adoption of SFAS 160 is not permitted. The Company is currently evaluating the impact that SFAS 160 will have on our financial statements and disclosures.

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended December 31, 2007 compared with the Quarter Ended December 31, 2006

Listed below on a consolidated basis are revenues for our major product lines for the third quarter of fiscal 2008 and the third quarter of fiscal 2007:

	Quarter Ended December 31,
	2007	2006
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$329,905	$328,149
Self-storage revenues	29,630	31,765
Self-moving and self-storage products and service sales	43,211	46,351
Property management fees	6,925	5,914
Life insurance premiums	27,757	29,454
Property and casualty insurance premiums	7,738	6,555
Net investment and interest income	16,044	12,799
Other revenue	7,458	5,631
Consolidated revenue	$468,668	$466,618

During the third quarter of fiscal 2008, self-moving equipment rental revenues increased $1.8 million, compared with the third quarter of fiscal 2007. Truck rental revenues were flat for the quarter when compared to the same quarter in fiscal 2007.

Self-storage revenues decreased $2.1 million in the third quarter of fiscal 2008, compared with the third quarter of fiscal 2007 due to the effects of the deconsolidation of SAC Holding II. The third quarter of fiscal 2007 includes only one month of SAC Holding II revenues. Excluding SAC Holding II, self-storage revenues increased $1.3 million on increased pricing at selected locations.

Sales of self-moving and self-storage products and services decreased $3.1 million for the third quarter of fiscal 2008, compared with the third quarter of fiscal 2007. This was primarily due to the deconsolidation of SAC Holding II during the quarter. Excluding SAC Holding II, sales of self-moving and self-storage products and services decreased $0.9 million.

Premiums at RepWest increased $1.2 million due to increases in U-Haul related business.

Oxford’s premium revenues decreased $1.7 million primarily as a result of decreases in credit life and disability and Medicare supplement premiums.

Net investment and interest income increased $3.2 million, compared with the third quarter of fiscal 2007. In fiscal 2007, the insurance companies began to reduce their related party invested asset exposure leading to an increase in investment income from non-affiliated fixed maturities and mortgage loans. This change in allocation increased our consolidated net investment income for fiscal 2008.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $468.7 million in the third quarter of fiscal 2008, compared with $466.6 million in the third quarter of fiscal 2007.

Listed below are revenues and earnings from operations at each of our four operating segments for the third quarter of fiscal 2008 and the third quarter of fiscal 2007; for the insurance companies the third quarter ended September 30, 2007 and 2006.

	Quarter Ended December 31,
	2007	2006
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$422,411	$418,493
Earnings from operations	5,435	4,911
Property and casualty insurance
Revenues	10,892	11,667
Earnings from operations	2,266	738
Life insurance
Revenues	33,843	35,835
Earnings from operations	5,047	4,333
SAC Holding II
Revenues	3,551	10,810
Earnings from operations	851	3,011
Eliminations
Revenues	(2,029)	(10,187)
Earnings from operations	(5,240)	(4,731)
Consolidated results
Revenues	468,668	466,618
Earnings from operations	8,359	8,262

Total costs and expenses increased $2.0 million in the third quarter of fiscal 2008, compared with the third quarter of fiscal 2007. This was primarily due to increases in depreciation expense associated with the fleet rotation partially offset by reductions in maintenance and repair costs and the deconsolidation of SAC Holding II during the quarter.

As a result of the aforementioned changes in revenues and expenses, earnings from operations increased to $8.4 million in the third quarter of fiscal 2008, compared with $8.3 million in the third quarter of fiscal 2007.

Interest expense in the third quarter of fiscal 2008 was $25.2 million, compared with $22.1 million in the third quarter of fiscal 2007, the increase in interest expense in fiscal 2008 is related to increased debt associated with the fleet rotation.

Income tax benefit was $6.5 million in the third quarter of fiscal 2008, compared with $4.4 million in the third quarter of fiscal 2007 and reflects larger pretax losses for the third quarter of fiscal 2008.

Dividends accrued on our Series A preferred stock were $3.2 million in third quarter of fiscal 2008, unchanged from the third quarter of fiscal 2007.

As a result of the above mentioned items, losses available to common shareholders were $13.6 million in the third quarter of fiscal 2008, compared with $12.7 million in the third quarter of fiscal 2007.

The weighted average common shares outstanding basic and diluted were 19,746,237 in third quarter of fiscal 2008, compared with 20,922,433 in the third quarter of fiscal 2007. The decrease is the result of the stock repurchase program.

Basic and diluted losses per common share in the third quarter of fiscal 2008 were $0.69, compared with $0.61 in the third quarter of fiscal 2007.

Moving and Storage

Quarter Ended December 31, 2007 compared with the Quarter Ended December 31, 2006

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the third quarter of fiscal 2008 and the third quarter of fiscal 2007:

	Quarter Ended December 31,
	2007	2006
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$329,905	$328,149
Self-storage revenues	27,958	26,706
Self-moving and self-storage products and service sales	42,134	42,992
Property management fees	7,137	6,559
Net investment and interest income	9,029	9,490
Other revenue	6,248	4,597
Moving and Storage revenue	$422,411	$418,493

During the third quarter of fiscal 2008, self-moving equipment rental revenues increased $1.8 million, compared with the third quarter of fiscal 2007. Truck rental revenues were flat for the quarter with a nominal decrease in in-town transactions partially offset by an increase in one-way transactions. In-town revenue per transaction remained steady while one-way revenue per transaction continued to trail the same period last year.

Self-storage revenues increased $1.3 million in the third quarter of fiscal 2008, compared to the third quarter of fiscal 2007 primarily due to improved pricing. While the average number of rooms rented during the quarter has increased marginally compared with the same period last year, the average occupancy rate has decreased as the total portfolio of available rooms increased at a faster pace.

Sales of self-moving and self-storage products and services decreased $0.9 million for the third quarter of fiscal 2008, compared with the third quarter of fiscal 2007. Increased revenue from propane sales were more than offset by decreases in the sales of towing accessories and moving supplies.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements for Moving and Storage represent Company-owned locations only. Self-storage data for our owned storage locations was as follows:

	Quarter Ended December 31,
	2007	2006
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of December 31	132	126
Square footage as of December 31	10,529	9,948
Average number of rooms occupied	108	107
Average occupancy rate based on room count	82.6%	85.4%
Average square footage occupied	8,740	8,585

Total costs and expenses increased $6.8 million in the third quarter of fiscal 2008, compared with the third quarter of fiscal 2007. This is primarily due to increases in depreciation expense associated with the fleet rotation partially offset by reductions in maintenance and repair costs.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $5.4 million in the third quarter of fiscal 2008, compared with $4.9 million in the third quarter of fiscal 2007.

Republic Western Insurance Company

Quarter Ended September 30, 2007 compared with the Quarter Ended September 30, 2006

Net premiums were $7.7 million and $6.6 million for the third quarters ended September 30, 2007 and 2006, respectively. U-Haul related premiums were $7.5 million and $6.1 million for the third quarters ended September 30, 2007 and 2006, respectively. The increase is due to RepWest offering the additional liability program which enables U-Haul truck rental customers the ability to purchase higher limit coverage. Premiums for other lines of business were $0.2 million and $0.5 million for the third quarters ended September 30, 2007 and 2006, respectively.

Net investment income was $3.2 million and $5.1 million for the third quarters ended September 30, 2007 and 2006, respectively. The decrease is a result of the sale of real estate held for investment in September 2006, with no corresponding sale in 2007.

Net operating expenses, which are offset by claims handling fees, were $4.2 million and $2.3 million for the third quarters ended September 30, 2007 and 2006, respectively. The increase is primarily due to commission expenses associated with the additional liability program.

Benefits and losses incurred were $4.4 million and $8.2 million for the quarter ended September 30, 2007 and 2006, respectively. The decrease is a result of reserve strengthening that was done in 2006 for discontinued lines.

Pretax earnings from operations were $2.3 million and $0.7 million for the third quarters ended September 30, 2007 and 2006.

Oxford Life Insurance Company

Quarter Ended September 30, 2007 compared with the Quarter Ended September 30, 2006

Net premiums were $27.8 million and $29.8 million for the third quarters ended September 30, 2007 and 2006, respectively. Medicare supplement premiums decreased by $1.4 million due to lapses in excess of new sales. Life insurance premiums increased by $0.9 million primarily due to increased sales of the final expense product. Credit life and disability premiums decreased by $1.2 million as a result of the decision to discontinue new sales.

Net investment income was $4.8 million and $5.0 million for the third quarters ended September 30, 2007 and 2006, respectively. The decrease was primarily due to a smaller invested asset base for the current period.

Net operating expenses were $6.7 million and $6.4 million for the third quarters ended September 30, 2007 and 2006, respectively. The increase was mostly attributable to the additional costs related to the increased sales of the final expense product offset by the reduction of expenses on credit life and disability due to business discontinuance.

Benefits incurred were $19.4 million and $21.3 million for the third quarters ended September 30, 2007 and 2006, respectively. The decrease is primarily the result of the credit life and disability business of $0.5 million and Medicare supplement of $2.2 million offset by a benefit increase for the life business of $0.7 million due to the additional volume of claims.

Amortization of deferred acquisition costs (DAC) and the value of business acquired (VOBA) was $2.7 million and $3.8 million for the third quarters ended September 30, 2007 and 2006, respectively. Amortization expense for the credit life and disability business decreased $0.9 million from 2006 primarily due to the attrition of business.

Earnings from operations were $5.0 million and $4.3 million for the third quarters ended September 30, 2007 and 2006, respectively.

SAC Holding II

Quarter Ended December 31, 2007 compared with the Quarter Ended December 31, 2006

Listed below are revenues for the major product lines at SAC Holding II for the third quarter of fiscal 2008 and the third quarter of fiscal 2007:

	Quarter Ended December 31,
	2007 (a)	2006
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$689	$2,018
Self-storage revenues	1,672	5,059
Self-moving and self-storage products and service sales	1,077	3,359
Other revenue	113	374
Segment revenue	$3,551	$10,810

(a) Activity for the month of October 2007, prior to deconsolidation

During the third quarter of fiscal 2008 revenues decreased $7.3 million, compared with the third quarter of fiscal 2007. Total costs and expenses were $2.7 million in the third quarter of fiscal 2008, compared with $7.8 million in the third quarter of fiscal 2007. Earnings from operations were $0.9 million in the third quarter of fiscal 2008, compared with $3.0 million in the third quarter of fiscal 2007. Each of these decreases was due to the deconsolidation of SAC Holding II effective October 31, 2007.

AMERCO and Consolidated Entities

Nine Months Ended December 31, 2007 compared with the Nine Months Ended December 31, 2006

Listed below on a consolidated basis are revenues for our major product lines for the first nine months of fiscal 2008 and the first nine months of fiscal 2007:

	Nine Months Ended December 31,
	2007	2006
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,165,783	$1,181,103
Self-storage revenues	94,754	94,612
Self-moving and self-storage products and service sales	174,420	175,718
Property management fees	14,865	13,747
Life insurance premiums	84,881	91,493
Property and casualty insurance premiums	20,986	18,407
Net investment and interest income	46,832	41,900
Other revenue	24,862	22,563
Consolidated revenue	$1,627,383	$1,639,543

During the first nine months of fiscal 2008, self-moving equipment rental revenues decreased $15.3 million, compared with the first nine months of fiscal 2007, with the negative variance occurring in the first and second quarters. Contributing to this decrease were negative year-over-year trends in average one-way revenue per transaction related to pricing and lower than expected utilization. Conversely, the average size of the fleet is greater and the overall number of transactions has increased compared with the same period last year.

Self-storage revenues increased $0.1 million in the first nine months of fiscal 2008, compared with the first nine months of fiscal 2007 due to favorable pricing at select locations offset by the deconsolidation of SAC Holding II. During the first nine months of fiscal 2008, the Company has increased rooms and square footage available primarily through build-outs at existing facilities. Excluding SAC Holding II, self-storage revenues increased $3.6 million.

Sales of self-moving and self-storage products and services decreased $1.3 million for the first nine months of fiscal 2008, compared with the first nine months of fiscal 2007 due to the deconsolidation of SAC Holding II during the third quarter. Excluding SAC Holding II, self-moving and self-storage products and service sales increased $1.2 million primarily due to propane sales.

Premiums at RepWest increased $2.6 million due to increases in U-Haul related business.

Oxford’s premium revenues decreased $6.6 million primarily as a result of decreases in credit life and disability and Medicare supplement premiums.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $1,627.4 million in the first nine months of fiscal 2008, compared with $1,639.5 million in the first nine months of fiscal 2007.

Listed below are revenues and earnings from operations at each of our four operating segments for the first nine months of fiscal 2008 and the first nine months of fiscal 2007, for the insurance companies the first nine months ended September 30, 2007 and 2006.

	Nine Months Ended December 31,
	2007	2006
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,478,151	$1,484,952
Earnings from operations	198,906	233,622
Property and casualty insurance
Revenues	30,301	28,995
Earnings from operations	8,304	4,103
Life insurance
Revenues	104,486	112,703
Earnings from operations	10,929	11,687
SAC Holding II
Revenues	28,102	35,824
Earnings from operations	7,926	11,273
Eliminations
Revenues	(13,657)	(22,931)
Earnings from operations	(16,521)	(16,004)
Consolidated results
Revenues	1,627,383	1,639,543
Earnings from operations	209,544	244,681

Total costs and expenses increased $23.0 million in the first nine months of fiscal 2008, compared with the first nine months of fiscal 2007. This is primarily due to an increase in depreciation expense associated with the rotation of our fleet partially offset by reductions in rental fleet maintenance and repair costs. The Company nets gains and losses from the disposal of property and equipment against depreciation. Included in depreciation are gains on the sale of real estate of $10.5 million and $4.4 million for the first nine months of fiscal 2008 and 2007, respectively.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $209.5 million in the first nine months of fiscal 2008, compared with $244.7 million in the first nine months of fiscal 2007.

Interest expense in the first nine months of fiscal 2008 was $76.5 million, compared with $68.6 million in the first nine months of fiscal 2007. The second quarter of fiscal 2007 included a one-time, non-recurring charge of $7.0 million, before taxes, of deferred debt issuance costs related to the Real Estate Loan that was amended in the second quarter. The refinancing costs had the effect of decreasing on a non-recurring basis, earnings in the first nine months ended December 31, 2006 by $0.33 per share before taxes, in which the tax effect was approximately $0.13 per share. Absent this charge, the increase in interest expense in fiscal 2008 is related to increased debt associated with the fleet rotation.

Income tax expense was $51.2 million in the first nine months of fiscal 2008, compared with $69.6 million in first nine months of fiscal 2007 and reflects lower pretax earnings for the first nine months of fiscal 2008.

Dividends accrued on our Series A preferred stock were $9.7 million in first nine months of fiscal 2008, unchanged from the first nine months of fiscal 2007.

As a result of the above mentioned items, earnings available to common shareholders were $72.1 million in the first nine months of fiscal 2008, compared with $96.7 million in the first nine months of fiscal 2007.

The weighted average common shares outstanding basic and diluted were 19,820,107 in first nine months of fiscal 2008, compared with 20,910,089 in the first nine months of fiscal 2007. The decrease is the result of the stock repurchase program.

Basic and diluted earnings per common share in the first nine months of fiscal 2008 were $3.64, compared with $4.62 in the first nine months of fiscal 2007.

Moving and Storage

Nine Months Ended December 31, 2007 compared with the Nine Months Ended December 31, 2006

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first nine months of fiscal 2008 and the first nine months of fiscal 2007:

	Nine Months Ended December 31,
	2007	2006
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,165,783	$1,181,103
Self-storage revenues	83,285	79,663
Self-moving and self-storage products and service sales	164,381	163,222
Property management fees	16,565	15,893
Net investment and interest income	26,877	26,338
Other revenue	21,260	18,733
Moving and Storage revenue	$1,478,151	$1,484,952

During the first nine months of fiscal 2008, self-moving equipment rental revenues decreased $15.3 million, compared with the first nine months of fiscal 2007, with the negative variance occurring in the first and second quarters. Contributing to this decrease were negative year-over-year trends in average one-way revenue per transaction related to pricing and lower than expected utilization. Conversely, the average size of the fleet is greater and the overall number of transactions has improved compared with the same period last year.

Self-storage revenues increased $3.6 million in the first nine months of fiscal 2008, compared with the first nine months of fiscal 2007 primarily due to improved pricing. During the first nine months of fiscal 2008, the Company increased rooms and square footage available.

Sales of self-moving and self-storage products and services increased $1.2 million in the first nine months of fiscal 2008, compared with the first nine months of fiscal 2007, with the largest increase occurring in propane sales.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements for Moving and Storage represent Company-owned locations only. Self-storage data for our owned storage locations was as follows:

	Nine Months Ended December 31,
	2007	2006
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of December 31	132	126
Square footage as of December 31	10,529	9,948
Average number of rooms occupied	110	109
Average occupancy rate based on room count	84.9%	87.6%
Average square footage occupied	8,835	8,702

Total costs and expenses increased $29.6 million in the first nine months of fiscal 2008, compared with the first nine months of fiscal 2007. Increases in fleet rotation-related expenses including depreciation, licensing and freight costs were partially offset by reductions in maintenance and repair.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $198.9 million in the first nine months of fiscal 2008, compared with $233.6 million in the first nine months of fiscal 2007.

Republic Western Insurance Company

Nine Months Ended September 30, 2007 compared with the Nine Months Ended September 30, 2006

Net premiums were $21.0 million and $18.4 million for the nine months ended September 30, 2007 and 2006, respectively. The overall increase is due to an increase in the U-Haul related lines of business. U-Haul related premiums were $20.2 million and $16.4 million for the nine months ended September 30, 2007 and 2006, respectively. The increase is due to RepWest offering the additional liability program which enables U-Haul truck rental customers the ability to purchase higher limit coverage. Premiums from other lines of business were $0.8 million and $2.0 million for the nine months ended September 30, 2007 and 2006, respectively.

Net investment income was $9.3 million and $10.6 million for the nine months ended September 30, 2007 and 2006, respectively.

Net operating expenses, which are offset by claims handling fees, were $10.7 million and $5.8 million for the nine months ended September 30, 2007 and 2006, respectively. The increase is primarily due to $2.5 million in commission expenses associated with the additional liability program. The third quarter of 2006 also included $1.4 million of non-recurring expense recoveries.

Benefits and losses incurred were $11.1 million and $17.4 million for the nine months ended September 30, 2007 and 2006, respectively.  The decrease is a result of reserve strengthening that was done in 2006 for discontinued lines.

Amortization of deferred acquisition costs were $0.2 million and $1.7 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease is due to decreased premium writings in the non U-Haul related lines of business.

Pretax earnings from operations were $8.3 million and $4.1 million for the nine months ended September 30, 2007 and 2006.

Oxford Life Insurance Company

Nine Months Ended September 30, 2007 compared with the Nine Months Ended September 30, 2006

Net premiums were $84.9 million and $92.7 million for the nine months ended September 30, 2007 and 2006, respectively. Medicare supplement premiums decreased by $2.6 million due to lapses in excess of new sales. Life insurance premiums increased by $1.9 million primarily due to increased sales of the final expense product. Credit life and disability premiums decreased by $5.0 million as a result of no new sales.

Net investment income was $15.9 million and $16.3 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease was primarily due to a smaller invested asset base for the current period.

Net operating expenses were $19.5 million and $20.4 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease was mostly attributable to the reduction of expenses related to the credit life and disability insurance discontinuance.

Benefits incurred were $64.3 million and $67.7 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease is primarily the result of decreased credit life and disability business of $1.5 million and annuities of $1.5 million which is due to fewer annuitizations.

Amortization of DAC and VOBA was $9.7 million and $13.0 million for the nine months ended September 30, 2007 and 2006, respectively. Amortization expense for the credit life and disability business decreased $3.2 million from 2006 primarily due to the attrition of business.

Earnings from operations were $10.9 million and $11.7 million for the nine months ended September 30, 2007 and 2006, respectively.

SAC Holding II

Nine Months Ended December 31, 2007 compared with the Nine Months Ended December 31, 2006

Listed below are revenues for the major product lines at SAC Holding II for the first nine months of fiscal 2008 and the first nine months of fiscal 2007:

	Nine Months Ended December 31,
	2007 (a)	2006
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$5,846	$7,328
Self-storage revenues	11,469	14,949
Self-moving and self-storage products and service sales	10,039	12,496
Other revenue	748	1,051
Segment revenue	$28,102	$35,824

(a) Activity for the seven months ended October 2007, prior to deconsolidation

Revenues in the first nine months of fiscal 2008 decreased $7.7 million, compared with the first nine months of fiscal 2007. Total costs and expenses were $20.2 million in the first nine months of fiscal 2008, compared with $24.6 million in the first nine months of fiscal 2007. Earnings from operations were $7.9 million in the first nine months of fiscal 2008, compared with $11.3 million in the first nine months of fiscal 2007. Each of these decreases was due to the deconsolidation of SAC Holding II effective October 31, 2007.

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

At December 31, 2007, cash and cash equivalents totaled $203.7 million, compared with $75.3 million on March 31, 2007. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). As of December 31, 2007 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and obligations of each operating segment were:

	Moving & Storage	RepWest (a)	Oxford (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$190,447	$6,288	$6,988
Other financial assets	339,179	382,636	592,724
Debt obligations (b)	1,427,257	-	-

(a) As of September 30, 2007
(b) Payable to third parties

At December 31, 2007, our Moving and Storage operations (AMERCO, U-Haul and Real Estate) had cash available under existing credit facilities of $353.3 million, comprised of:

December 31, 2007
(Unaudited)
(In millions)

Real estate loan (revolving credit)	$200.0
Construction loan (revolving credit)	18.3
Working capital loan (revolving credit)	35.0
Fleet loan (revolving credit)	100.0
$353.3

Additionally, the Company had $43.0 million available in trust accounts related to the fleet securitization transaction. These amounts are held by the trustee and are available to the Company to purchase new box trucks, cargo vans and pickups through March 2008.

Cash provided by operating activities decreased $7.9 million in the first nine months of fiscal 2008, compared with fiscal 2007. Declines in collected premiums at Oxford combined with higher paid claims, net of reinsurance at RepWest contributed to the overall decrease.

Net cash used in investing activities decreased $85.1 million in the first nine months of fiscal 2008, compared with fiscal 2007. Capital expenditures for rental truck acquisitions have decreased compared with the first nine months of fiscal 2007 while sales of retired trucks have increased. Cash from the sales of real estate was greater in the first nine months of fiscal 2008, compared with fiscal 2007.

Cash provided by financing activities decreased $106.8 million in the first nine months of fiscal 2008, compared with fiscal 2007. Cash used for repayment of debt increased compared with the same period last year and the Company used $34.0 million for the repurchase of common stock.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily reflected new rental equipment acquisitions and the buyouts of existing fleet from TRAC leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment, and externally from debt and lease financing. In the future we anticipate that our internally generated funds will be used to service the existing debt and support operations. U-Haul estimates that during each of the next three fiscal years the Company may reinvest in its truck and trailer rental fleet up to approximately $350.0 million, net of equipment sales, depending upon several factors including availability of capital and market conditions. This investment will be funded through external lease financing, debt financing and internally from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. The Company is developing several existing locations for use as storage centers. The Company is funding these development projects through construction loans and internally generated funds and expects to invest approximately $80.0 million in new storage development over the next two years. U-Haul's growth plan in self-storage also includes expanding the eMove program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment) were $305.2 million and $383.2 million in the first nine months of fiscal 2008 and 2007, respectively. During the first nine months of fiscal 2008, the Company entered into $129.1 million of new equipment operating leases.

Moving and Storage continues to hold significant cash and has access to additional liquidity. Management may invest these funds in our existing operations, expansion of our product lines or pursue external opportunities in the self-moving and storage market place. The Company is considering terminating its revolving credit fleet loan with Merrill Lynch Commercial Finance Corp., see Note 3 “Borrowings” to the “Notes to Condensed Consolidated Financial Statements” for additional information regarding this agreement.

Property and Casualty Insurance

State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, RepWest’s assets are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Stockholder’s equity was $148.1 million and $142.4 million at September 30, 2007 and December 31, 2006, respectively. RepWest does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Oxford manages its financial assets to meet policyholder and other obligations including investment contract withdrawals. Oxford’s net withdrawals for the first nine months ended September 30, 2007 were $35.9 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Oxford’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Oxford’s stockholder’s equity was $143.2 million and $136.4 million at September 30, 2007, and December 31, 2006, respectively. Oxford does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Cash provided from operating activities were $305.4 million and $292.1 million in the first nine months of fiscal 2008 and 2007, respectively. The increase was primarily due to a reduction in federal income tax payments.

Property and Casualty Insurance

Cash flows provided (used) by operating activities were ($4.9) million and $4.4 million for the nine months ended September 30, 2007 and 2006, respectively. The cash used by operating activities is the result of RepWest exiting its non U-Haul lines of business and the associated paid claims activity net of reinsurance recoveries.

RepWest’s cash and cash equivalents and short-term investment portfolio were $72.0 million and $71.9 million at September 30, 2007 and December 31, 2006, respectively. This balance reflects funds in transition from maturity proceeds to long term investments. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs. Capital and operating budgets allow RepWest to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Cash flows provided by operating activities were $0.6 million and $12.8 million, for the first nine months ended September 30, 2007 and 2006, respectively. The decrease was due to the partial repayment of an intercompany loan to AMERCO as well as declines in collected premiums.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Oxford’s short-term portfolio. At September 30, 2007 and December 31, 2006, cash and cash equivalents and short-term investments amounted to $22.6 million and $41.4 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

Liquidity and Capital Resources-Summary

We believe we have the financial resources needed to execute our business plans and to meet our business requirements including capital expenditures for the investment in and expansion of our rental fleet, rental equipment and storage space, working capital requirements, stock repurchase plans and our preferred stock dividend program.

Our borrowing strategy is primarily focused on asset-backed financing. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management feels it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing facilities to meet the current and expected needs of the Company over the next several years. At December 31, 2007, we had cash availability under existing credit facilities of $353.3million along with an additional $43.0 million in trust accounts under the fleet securitization available for the purchase of new box trucks, cargo vans and pick-ups. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 3 “Borrowings” to the “Notes to Condensed Consolidated Financial Statements.”

Disclosures about Contractual Obligations and Commercial Commitments

Our estimates as to future contractual obligations have not materially changed as to the disclosure included under the subheading “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ending March 31, 2007, except for the additions of the Rental Fleet Securitizations and draws taken on the Construction loan (see Note 3 “Borrowings” to the “Notes to Condensed Consolidated Financial Statements”).

Off-Balance Sheet Arrangements

The Company uses off-balance sheet arrangements where the economics and sound business principles warrant their use.

AMERCO utilizes operating leases for certain rental equipment and facilities with terms expiring substantially through 2012, with the exception of one land lease expiring in 2034. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, AMERCO has guaranteed approximately $170.1 million of residual values at December 31, 2007 for these assets at the end of their respective lease terms. AMERCO has been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of AMERCO’s minimum lease payments and residual value guarantees is $525.7 million at December 31, 2007.

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

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $19.4 million and $17.0 million from the above mentioned entities during the first nine months of fiscal 2008 and 2007, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater.  Mercury is substantially controlled by Mark V. Shoen.  James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $1.5 million and $2.0 million for the first nine months of fiscal 2008 and 2007, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At December 31, 2007, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based on equipment rental revenues.  During the first nine months of fiscal 2008 and 2007, the Company paid the above mentioned entities $28.7 million and $29.2 million, respectively in commissions pursuant to such dealership contracts.

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $30.2 million, expenses of $1.5 million and cash flows of $62.5 million during the first nine months of fiscal 2008. Revenues and commission expenses related to the Dealer Agreements were $135.1 million and $28.7 million, respectively.

During the first nine months of fiscal 2008, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. The Company does not have an equity ownership interest in SAC Holdings. The Company recorded interest income of $14.0 million and $14.6 million, and received cash interest payments of $14.9 million and $40.7 million, from SAC Holdings during the first nine months of fiscal 2008 and 2007, respectively. The cash interest payments for the first nine months of fiscal 2007 included a payment to significantly reduce the outstanding interest receivable from SAC Holdings. The largest aggregate amount of notes receivable outstanding during the first nine months of fiscal 2008 was $203.7 million and the aggregate notes receivable balance at December 31, 2007 was $198.3 million. In accordance with the terms of these notes, SAC Holdings may repay the notes without penalty or premium.

Fiscal 2009 Outlook

In the fourth quarter of fiscal 2008 and into fiscal 2009, we will be focused on increasing transaction volume and improving pricing, product mix and utilization for self-moving equipment rentals. Investing in our truck fleet is a key initiative to reach this goal. During the first nine months of fiscal 2008, we have added over 17,000 new trucks. Our plans include manufacturing additional box trucks and maintaining our pickup and cargo van fleet. This investment is expected to increase the number of rentable equipment days available to meet our customer demands and to reduce future spending on repair costs and equipment downtime. Revenue growth in the U-Move program could continue to be adversely impacted should we fail to execute in any of these areas.

We are also working towards increasing our storage occupancy at existing sites, adding new eMove Storage Affiliates and building new locations. We believe that additional occupancy gains in our current portfolio of locations can be realized in fiscal 2009. While the Company has seen increased storage revenue in fiscal 2008 due to pricing, this trend may not continue. The Company continues to evaluate new moving and storage opportunities in the market place.

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation, the risk factors set forth in the section entitled “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, as well as the following: the Company’s ability to operate pursuant to the terms of its credit facilities; the Company’s ability to maintain contracts that are critical to its operations; the costs and availability of financing; the Company’s ability to execute its business plan; the Company’s ability to attract, motivate and retain key employees; general economic conditions; fluctuations in our costs to maintain and update our fleet and facilities; our ability to refinance our debt; changes in government regulations, particularly environmental regulations; our credit ratings; the availability of credit; changes in demand for our products; changes in the general domestic economy; the degree and nature of our competition; the resolution of pending litigation against the Company; changes in accounting standards and other factors described in this report or the other documents we file with the SEC. The above factors, the following disclosures, as well as other statements in this report and in the Notes to our Condensed Consolidated Financial Statements, could contribute to or cause such risks or uncertainties, or could cause our stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized. The Company assumes no obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and currency exchange rates. To mitigate these risks, we may utilize derivative financial instruments, among other strategies. We do not use derivative financial instruments for speculative purposes.

Interest rate risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations. We have used interest rate swap agreements, interest rate cap agreements and forward swaps to reduce our exposure to changes in interest rates. The Company enters into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations.

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate

$ 101,073,374	(a), (b)	(2,942,230)	5/10/2006	4/10/2012	5.06%	1 Month LIBOR
111,231,348	(a), (b)	(4,619,027)	10/10/2006	10/10/2012	5.57%	1 Month LIBOR
36,855,796	(a)	(1,662,147)	7/10/2006	7/10/2013	5.67%	1 Month LIBOR
286,666,667	(a)	(18,867,244)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
25,000,000	(a)	(927,658)	2/12/2007	2/10/2014	5.24%	1 Month LIBOR
17,000,000	(a)	(476,345)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
17,000,000	(a)	(464,484)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR

(a) interest rate swap agreement
(b) forward swap

As of December 31, 2007, the Company had approximately $616.4 million of variable rate debt obligations. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $0.2 million annually (after consideration of the effect of the above derivative contracts).

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.5% and 4.6% of our revenue in the first nine months of fiscal 2008 and 2007, respectively, were generated in Canada. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, which could materially affect the business, financial condition, cash flows or future operating results of the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect the business, financial condition, cash flows and/or operating results of the Company. The following is an update to certain risk factors since the filing of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

We bear certain risks related to our notes receivable from SAC Holdings.

At December 31, 2007, we held approximately $198.3 million of notes receivable from SAC Holdings. SAC Holdings is highly leveraged with significant indebtedness to others. We hold various junior unsecured notes of SAC Holdings. If SAC Holdings is unable to meet its obligations to its senior lenders, it could trigger a default of its obligations to us. In such an event of default, we could suffer a loss to the extent the value of the underlying collateral of SAC Holdings is inadequate to repay SAC Holdings senior lenders and our junior unsecured notes. We cannot assure you that SAC Holdings will not default on its loans to its senior lenders or that the value of SAC Holdings assets upon liquidation would be sufficient to repay us in full.

We are highly leveraged.

As of December 31, 2007, we had total debt outstanding of $1,427.3 million. Although we believe that additional leverage can be supported by the Company’s operations, our existing debt could impact us in the following ways:

•	require us to allocate a considerable portion of cash flows from operations to debt service payments;

•	limit our ability to obtain additional financing; and

•	place us at a disadvantage compared to our competitors who may have less debt.

Our ability to make payments on our debt depends upon our ability to maintain and improve our operating performance and generate cash flow. To some extent, this is subject to prevailing economic and competitive conditions and to certain financial, business and other factors, some of which are beyond our control. If we are unable to generate sufficient cash flow from operations to service our debt and meet our other cash needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. If we must sell our assets, it may negatively affect our ability to generate revenue. In addition, we may incur additional debt that would exacerbate the risks associated with our indebtedness.

We seek to effectively hedge against interest rate changes in our variable debt.

In certain instances the Company seeks to manage its exposure to interest rate risk through the use of hedging instruments including interest rate swap agreements, interest rate cap agreements and forward swaps. The Company enters into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Additionally, a failure on our part to effectively hedge against interest rate changes may adversely affect our financial condition and results of operations.

Our fleet rotation program can be adversely affected by financial market conditions.

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Our rental truck fleet rotation program is funded internally through operations and externally from debt and lease financing. Our ability to fund our routine fleet rotation program could be adversely affected if financial market conditions limit the general availability of external financing. This could lead to the Company operating trucks longer than initially planned or reducing the size of the fleet, either of which could materially and negatively affect our results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On December 5, 2007, we announced that our Board of Directors (the “Board”) had authorized us to repurchase up to $50.0 million of our common stock. The stock may be repurchased by the Company from time to time on the open market between December 5, 2007 and December 31, 2008. The extent to which the Company repurchases its shares and the timing of such purchases will depend upon market conditions and other corporate considerations. The purchases will be funded from available working capital. During the third quarter of fiscal 2008, no shares of our common stock were repurchased.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description	Page or Method of Filing
2.1	Joint Plan of Reorganization of AMERCO and AMERCO Real Estate Company	Incorporated by reference to Exhibit 99.1 to AMERCO’s Current Report on Form 8-K filed October 20, 2003, file no. 1-11255
2.2	Disclosure Statement Concerning the Debtors’ Joint Plan of Reorganization	Incorporated by reference to Exhibit 99.2 to AMERCO’s Current Report on Form 8-K filed October 20, 2003, file no. 1-11255
2.3	First Amended Joint Plan of Reorganization of AMERCO and AMERCO Real Estate Company	Incorporated by reference to Exhibit 2.3 to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, file No. 1-11255
2.4	Disclosure Statement Concerning the Debtor’s First Amended Joint Plan of Reorganization	Incorporated by reference to Exhibit 2.4 to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, file No. 1-11255
3.1	Restated Articles of Incorporation of AMERCO	Incorporated by reference to Exhibit 3.1 to AMERCO’s Registration Statement on form S-4 filed March 30, 2004, file number 1-11255
3.2	Restated By-Laws of AMERCO	Incorporated by reference to Exhibit 3.1 to AMERCO’s current 8-K filed December 5, 2007, file No. 1-11255
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Accounting Officer of AMERCO	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Chief Accounting Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      AMERCO

Date: February 6, 2008                                                                                                             /s/ Edward J. Shoen
                                                    Edward J. Shoen
                                                    President and Chairman of the Board
                                                    (Duly Authorized Officer)

Date: February 6, 2008                                                                                                            /s/ Jason A. Berg
                                                   Jason A. Berg
                                                   Chief Accounting Officer
                                                  (Principal Financial Officer)