Form 10-K
period 2008-03-31
AMERCO /NV/
filed 2008-06-04
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________ to __________________

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.

1-11255	AMERCO	88-0106815
(A Nevada Corporation)
1325 Airmotive Way, Ste. 100
Reno, Nevada 89502-3239
Telephone (775) 688-6300

Securities registered pursuant to Section 12(b) of the Act:
Registrant	Title of Class	Name of Each Exchange on Which Registered
AMERCO	Series A 8 ½% Preferred Stock	New York Stock Exchange
AMERCO	Common	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of a “large accelerated filer”, “accelerated filer” , “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐                                                      Accelerated filer ☑                                           Non-accelerated filer ☐                                           Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of AMERCO common stock held by non-affiliates on September 30, 2007 was $284,291,154. The aggregate market value was computed using the closing price for the common stock trading on NASDAQ on such date. Shares held by executive officers, directors and persons owning directly or indirectly more than 5% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑  No ☐

19,631,314 shares of AMERCO Common Stock, $0.25 par value were outstanding at June 1, 2008.

Documents incorporated by reference: Portions of AMERCO’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed within 120 days after AMERCO’s fiscal year ended March 31, 2008, are incorporated by reference into Part III of this report.

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

We rent our distinctive orange and white U-Haul trucks and trailers as well as offer self-storage rooms through a network of nearly 1,450 Company operated retail moving centers and approximately 14,200 independent U-Haul dealers.  In addition, we have an independent storage facility network with over 3,300 active affiliates.  We also sell U-Haul brand boxes, tape and other moving and self-storage products and services to “do-it-yourself” moving and storage customers at all of our distribution outlets and through our eMove web site.

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

For more than sixty years, U-Haul has incorporated sustainable practices into its everyday operations. Our basic business premise of truck-sharing helps reduce greenhouse gas emissions and reduces the need for total large-capacity vehicles. Today, we remain focused on reducing waste and are dedicated to manufacturing reusable components and recyclable products. The commitment to sustainability, through our products and services, has helped us to reduce our impact on the environment.

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

Available Information

AMERCO and U-Haul are each incorporated in Nevada. U-Haul’s internet address is www.uhaul.com. On AMERCO’s investor relations web site, www.amerco.com, we post the following filings as soon as practicable after they are electronically filed with or furnished to the United States Securities and Exchange Commission (“SEC”): our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statement related to our annual meeting of stockholders, and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our web site are available free of charge. Additionally, you will find these materials on the SEC’s website at www.sec.gov.

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

As of March 31, 2008, our rental fleet consisted of approximately 96,000 trucks, 75,000 trailers and 35,000 towing devices. This equipment and our U-Haul brand of self-moving products and services are available through our network of managed retail moving centers and independent U-Haul dealers. Independent U-Haul dealers receive rental equipment from the Company, act as a rental agent and are paid a commission based on gross revenues generated from their U-Haul rentals.

Our rental truck chassis are manufactured by domestic and foreign truck manufacturers. These chassis are joined with the U-Haul designed and manufactured van boxes primarily at U-Haul operated manufacturing and assembly facilities strategically located throughout the United States. U-Haul rental trucks feature our proprietary Lowest DeckSM, which provides our customers with extra ease of loading. The loading ramps on our trucks are the widest in the industry, which reduce the effort needed to move belongings. Our trucks are fitted with convenient, padded rub rails with tie downs on every interior wall. Our Gentle Ride SuspensionSM helps our customers safely move delicate and prized possessions. Also, the engineers at our U-Haul Technical Center determined that the softest ride in our trucks was at the front of the van box. Consequently, they designed the part of the van box that hangs over the front cab of the truck to be the location for our customers to place their most fragile items during their move. We call this area Mom’s AtticSM.

Our distinctive orange trailers are also manufactured at these same U-Haul operated manufacturing and assembly facilities. These trailers are well suited to the low profile of many of today’s newly manufactured automobiles. Our engineering staff is committed to making our trailers easy to tow, aerodynamic and fuel efficient.

To provide our self-move customers with added value, our rental trucks and trailers are designed with fuel efficiency in mind. Many of our newer trucks are fitted with fuel economy gauges, another tool that assists our customers in conserving fuel. To help make our rental equipment more trouble free, we perform extensive preventive maintenance and repairs.

We also provide customers with equipment to transport their vehicle. We provide three towing options, including: auto transport, in which all four wheels are off the ground, tow dolly, in which the front wheels of the towed vehicle are off the ground, and tow bar, where all four wheels are on the ground.

To help our customers load their boxes and larger household appliances and furniture, we offer several accessory rental items. Our utility dolly has a lightweight design and is easy to maneuver. Another rental accessory is our four wheel dolly, which provides a large, flat surface for moving dressers, wall units, pianos and other large household items. U-Haul appliance dollies provide the leverage needed to move refrigerators, freezers, washers and dryers easily and safely. These utility, furniture and appliance dollies, along with the low decks and the wide loading ramps on U-Haul trucks and trailers, are designed for easy loading and unloading of our customers’ belongings.

The total package U-Haul offers the “do-it-yourself” household mover doesn’t end with trucks, trailers and accessory rental items. Our moving supplies include a wide array of affordably priced U-Haul brand boxes, tape and packing materials. We also provide specialty boxes for dishes, computers and sensitive electronic equipment, carton sealing tape, security locks, and packing supplies, like wrapping paper and cushioning foam. U-Haul brand boxes are specifically sized to make loading easier.

U-Haul is North America’s largest seller and installer of hitches and towing systems. In addition to towing U-Haul equipment, these hitching and towing systems can tow jet skis, motorcycles, boats, campers and horse trailers. Our hitches, ball mounts, and hitch balls undergo stringent testing requirements.  Each year, more than one million customers visit our locations for expertise on complete towing systems, trailer rentals and the latest in towing accessories.

U-Haul has one of North America’s largest propane barbeque-refilling networks, with over 1,000 locations providing this convenient service. We employ trained, certified personnel to refill all propane cylinders. Our network of propane dispensing locations is the largest automobile alternative refueling network in North America.

Self-storage is a natural outgrowth of the self-moving industry. Conveniently located U-Haul self-storage rental facilities provide clean, dry and secure space for storage of household and commercial goods, with storage units ranging in size from 6 square feet to 845 square feet. We operate nearly 1,075 self-storage locations in North America, with more than 387,000 rentable rooms comprising approximately 34.2 million square feet of rentable storage space. Our self-storage centers feature a wide array of security measures, ranging from electronic property access control gates to individually alarmed storage units. At many centers, we offer climate controlled storage rooms to protect temperature sensitive goods such as video tapes, albums, photographs and precious wood furniture.

Additionally, we offer moving and storage protection packages such as Safemove and Safetow, protecting moving and towing customers with a damage waiver, cargo protection and medical and life coverage, and Safestor, protecting storage customers from loss on their goods in storage. For our customers who desire additional coverage over and above the standard Safemove protection, we also offer our Super Safemove product. This package provides the rental customer with a layer of primary liability protection.

Our eMove web site, www.eMove.com, is the largest network of customers and independent businesses in the self-moving and self-storage industry. The eMove network consists of channels where customers, businesses and service providers transact business. The eMove Moving Help marketplace connects “do-it-yourself” movers with independent service providers to assist movers pack, load, unload, clean, drive and other services. Thousands of independent service providers already participate in the eMove network.

Through the eMove Storage Affiliate Program, independent storage businesses can join the world’s largest storage reservation system. Self-storage customers making a reservation through eMove can access all of the U-Haul self-storage centers and all of our independent storage affiliate partners for even greater convenience to meet their self-storage needs.

Description of Operating Segments

AMERCO has four reportable segments. They are Moving and Storage (AMERCO, U-Haul and Amerco Real Estate Company (“Real Estate”)), Property and Casualty Insurance, Life Insurance and SAC Holding II Corporation and its subsidiaries (“SAC Holding II”). Refer to Note 2 Principles of Consolidation of the Notes to Consolidated Financial Statements.

Financial information for each of our Operating Segments is included in the Notes to Consolidated Financial Statements as part of “Item 8: Financial Statements and Supplementary Data” of this report.

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

Net revenue from our Moving and Storage operating segment was approximately 90.6%, 89.9% and 90.3% of consolidated net revenue in fiscal 2008, 2007 and 2006, respectively.

During fiscal 2008, the Company placed over 21,000 new trucks in service. These replacements were a combination of U-Haul manufactured vehicles and purchases. As new trucks were added to the fleet, the Company rotated out of the fleet older trucks. The size of the total rental truck fleet decreased from the end of fiscal 2007 primarily due to an increased focus on sales of older trucks.

Within our truck and trailer rental operation we are focused on expanding our independent dealer network to provide added convenience for our customers.  U-Haul has approximately 14,200 dealers which are independent businesses, and are exclusive to U-Haul International, Inc. U-Haul maximizes vehicle utilization by effective distribution of the truck and trailer fleets among the nearly 1,450 Company operated centers and approximately 14,200 independent dealers. Utilizing its sophisticated reservations management system, the Company’s centers and dealers electronically report their inventory in real-time, which facilitates matching equipment to customer demand. Approximately 55% of all U-Move rental revenue originates from the Company operated centers.

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

Our self-storage business consists of the rental of self-storage rooms, sales of self-storage related products, the facilitation of sales of services, and the management of self-storage facilities owned by others.

U-Haul is one of the largest North American operators of self-storage and has been a leader in the self-storage industry since 1974. U-Haul operates over 387,000 storage rooms, comprising approximately 34.2 million square feet of storage space with locations in 49 states and 10 Canadian provinces. U-Haul’s owned and managed self-storage facility locations range in size up to 171,500 square feet of storage space, with individual storage units in sizes ranging from 6 square feet to 845 square feet.

The primary market for storage rooms is the storage of household goods. We believe that our self-storage services provide a competitive advantage through such things as Maximum Security (“MAX”), an electronic system that monitors the storage facility 24 hours a day; climate control; individually alarmed rooms; extended hour access; and an internet-based customer reservation and account management system.

eMove is an online marketplace that connects consumers to over 3,700 independent Moving Help™ service providers and over 3,300 independent Self-Storage Affiliates. Our network of customer-rated affiliates provides pack and load help, cleaning help, self-storage and similar services, all over North America.

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

Property and Casualty Insurance Operating Segment

RepWest provides loss adjusting and claims handling for U-Haul through regional offices across North America. Through the Company’s affiliation with RepWest, U-Haul offers its customers moving and storage contents insurance products, branded Safemove and Safestor, respectively. The Safemove policy provides moving customers with a damage waiver, cargo protection and medical and life coverage. Management believes that its Safemove product is competitive, as competing policies contain deductibles, higher premiums and more confusing layers of coverage. We continue to focus on increasing the penetration of these products. The business plan for RepWest includes offering property and casualty products for other U-Haul related programs.

Net revenue from our Property and Casualty Insurance operating segment was approximately 1.9%, 1.8% and 1.6% of consolidated net revenue in fiscal 2008, 2007 and 2006, respectively.

Life Insurance Operating Segment

Oxford provides life and health insurance products primarily to the senior market through the direct writing or reinsuring of life insurance, Medicare supplement and annuity policies. Additionally, Oxford administers the self-insured employee health and dental plans for Arizona employees of the Company.

Net revenue from our Life Insurance operating segment was approximately 6.7%, 7.0% and 6.8% of consolidated net revenue in fiscal 2008, 2007 and 2006, respectively.

SAC Holding II Operating Segment

SAC Holding Corporation and its subsidiaries, and SAC Holding II Corporation and its subsidiaries, collectively referred to as “SAC Holdings”, own self-storage properties that are managed by U-Haul under property management agreements and act as independent U-Haul rental equipment dealers. AMERCO, through its subsidiaries, has contractual interests in certain of SAC Holdings’ properties entitling AMERCO to potential future income based on the financial performance of these properties. With respect to SAC Holding II, AMERCO was considered the primary beneficiary of these contractual interests prior to November 2007. Consequently, for those reporting periods prior to November 2007, we included the results of SAC Holding II in the consolidated financial statements of AMERCO, as required by Financial Accounting Standards Board Interpretation No. 46(R) (“FIN 46(R)”). While the deconsolidation affects AMERCO’s financial reporting, it has no operational or financial impact on the Company’s relationship with SAC Holding II.

Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments Inc. (“Blackwater”), wholly-owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. In November 2007, Blackwater contributed additional capital to its wholly-owned subsidiary, SAC Holding II. This contribution was determined by us to be material with respect to the capitalization of SAC Holding II; therefore, triggering a requirement under FIN 46(R) for us to reassess the Company’s involvement with those subsidiaries. This required reassessment led to the conclusion that the Company was no longer the primary beneficiary of SAC Holding II as of the date of Blackwater’s contribution. Accordingly, the Company deconsolidated this entity. The deconsolidation, effective October 31, 2007 was accounted for as a distribution of the Company’s interests to Blackwater, the sole shareholder of SAC Holding II. Because of the Company’s continuing involvement with SAC Holding II, the distributions do not qualify as discontinued operations as defined by Statement of Financial Accounting Standards (“SFAS”) 144. It is possible that SAC Holdings could take future actions that would require us to re-determine whether SAC Holdings has become a variable interest entity (“VIE”) or whether we have become the primary beneficiary of SAC Holdings. Should this occur, we could be required to consolidate some or all of SAC Holdings with our financial statements.

Net revenue from our SAC Holding II operating segment was approximately 0.8%, 1.3% and 1.3% of consolidated net revenue in fiscal 2008, 2007 and 2006, respectively.

Employees

As of March 31, 2008, we employed approximately 18,500 people throughout North America with approximately 98% of these employees working within our Moving and Storage operating segment. Approximately 40% of these employees work on a part-time status.

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

Our marketing plan includes maintaining our leadership position with U-Haul being synonymous with “do-it-yourself” moving and storage. We accomplish this by continually improving the ease of use and efficiency of our rental equipment, by providing added convenience to our retail centers through independent U-Haul dealers, and by expanding the capabilities of our eMove web sites.

A significant driver of U-Haul’s rental transaction volume is our utilization of an online reservation and sales system, through www.uhaul.com, www.eMove.com and our 24-hour 1-800-GO-U-HAUL telephone reservations system. The Company’s 1-800-GO-U-HAUL telephone reservation line is prominently featured on nationwide yellow page advertising, its websites and on the outside of its vehicles, and is a major driver of customer lead sources. Of our customers who made reservations in advance of their U-Move rental, nearly 30% of these reservations were completed through the Company’s websites.

Competition

Moving and Storage Operating Segment

The moving truck and trailer rental industry is large and highly competitive. Generally speaking, we consider there to be two distinct users of rental trucks: commercial and “do-it-yourself” residential users. We focus primarily on the “do-it-yourself” residential user. Within this segment, we believe the principal competitive factors are convenience of rental locations, availability of quality rental moving equipment, breadth of essential products and services, and total cost. Our major competitors in the moving equipment rental market are Avis Budget Group, Inc. and Penske Truck Leasing.

The self-storage market is large and highly fragmented. We believe the principal competitive factors in this industry are convenience of storage rental locations, cleanliness, security and price. Our primary competitors in the self-storage market are Public Storage Inc., Extra Space Storage, Inc., and Sovran Self-Storage Inc.

Insurance Operating Segments

The highly competitive insurance industry includes a large number of life insurance companies and property and casualty insurance companies. In addition, the marketplace includes financial services firms offering both insurance and financial products. Some of the insurance companies are owned by stockholders and others are owned by policyholders. Many competitors have been in business for a longer period of time or possess substantially greater financial resources and broader product portfolios than our insurance companies. We compete in the insurance business based upon price, product design, and services rendered to agents and policyholders.

Recent Developments

Preferred Stock Dividends

On May 2, 2008, the Board of Directors of AMERCO (the “Board”) declared a regular quarterly cash dividend of $0.53125 per share on the Company’s Series A 8½ % Preferred Stock. The dividend was paid on June 2, 2008 to holders of record on May 15, 2008.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K, contains “forward-looking statements” regarding future events and our future results. We may make additional written or oral forward-looking statements from time to time in filings with the SEC or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, earnings or loss; estimates of capital expenditures, plans for future operations, products or services; financing needs and plans; our perceptions of our legal positions and anticipated outcomes of government investigations and pending litigation against us; liquidity; goals and strategies; plans for new business; growth rate assumptions, pricing, costs, and access to capital and leasing markets as well as assumptions relating to the foregoing. The words “believe,” “expect,” “anticipate,” “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation, the risk factors enumerated at the end of this section, as well as the following: the Company’s ability to operate pursuant to the terms of its credit facilities; the Company’s ability to maintain contracts that are critical to its operations; the costs and availability of financing; the Company’s ability to execute its business plan; the Company’s ability to attract, motivate and retain key employees; general economic conditions; fluctuations in our costs to maintain and update our fleet and facilities; our ability to refinance our debt; changes in government regulations, particularly environmental regulations; our credit ratings; the availability of credit; changes in demand for our products; changes in the general domestic economy; the degree and nature of our competition; the resolution of pending litigation against the Company; changes in accounting standards and other factors described in this report or the other documents we file with the SEC. The above factors, the following disclosures, as well as other statements in this report and in the Notes to Consolidated Financial Statements, could contribute to or cause such risks or uncertainties, or could cause our stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized. The Company assumes no obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

Item 1A.    Risk Factors

The following discussion of risk factors should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), the Consolidated Financial Statements and related notes.  These risk factors may be important in understanding this Annual Report on Form 10-K or elsewhere.

We operate in a highly competitive industry.

The truck rental industry is highly competitive and includes a number of significant national, regional and local competitors. Competition is generally based on convenience of rental locations, availability of quality rental moving equipment, breadth of essential services and price. Financial results for the Company can be adversely impacted by aggressive pricing from our competitors. Some of our competitors may have greater financial resources than we have. We can not assure you that we will be able to maintain existing rental prices or implement price increases. Moreover, if our competitors reduce prices and we are not able or willing to do so as well, we may lose rental volume, which would likely have a materially adverse affect on our results of operations.

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

Entry into the self-storage business through acquisition of existing facilities is possible for persons or institutions with the required initial capital. Development of new self-storage facilities is more difficult however, due to land use, environmental and other regulatory requirements. The self-storage industry has in the past experienced overbuilding in response to perceived increases in demand. We cannot assure you that we will be able to successfully compete in existing markets or expand into new markets.

We are controlled by a small contingent of stockholders.

As of March 31, 2008, Edward J. Shoen, Chairman of the Board of Directors and President of AMERCO, James P. Shoen, a director of AMERCO, and Mark V. Shoen, an executive officer of AMERCO, collectively are the owners of 8,968,079 shares (approximately 45.7%) of the outstanding common shares of AMERCO. In addition, on June 30, 2006, Edward J. Shoen, James P. Shoen, Mark V. Shoen, Rosmarie T. Donovan (Trustee of the Shoen Irrevocable Trusts) and Southwest Fiduciary, Inc. (Trustee of the Irrevocable “C” Trusts) (collectively, the “Reporting Persons”) entered into a Stockholder Agreement in which the Reporting Persons agreed to vote as one as provided in the Stockholder Agreement. As of March 1, 2007, Adagio Trust Company replaced Southwest Fiduciary, Inc. as the trustee of the Irrevocable “C” Trusts, and became a signatory to the Stockholder Agreement. Pursuant to the Stockholder Agreement, the Reporting Persons appointed James P. Shoen as proxy to vote their collective 10,642,802 shares (approximately 54.2%) of the Company’s common stock as provided for in the agreement.  For additional information, refer to the Schedule 13D’s filed on July 13, 2006 and on March 9, 2007 with the SEC. In addition, 1,802,702 shares (approximately 9.2%) of the outstanding common shares of AMERCO are held by our Employee Savings and Employee Stock Ownership Trust.

As a result of their stock ownership and the Stockholder Agreement, Edward J. Shoen, Mark V. Shoen and James P. Shoen are in a position to significantly influence the business affairs and policies of the Company, including the approval of significant transactions, the election of the members of the Board and other matters submitted to our stockholders.  There can be no assurance that the interests of the Reporting Persons will not conflict with the interest of our other stockholders.  Furthermore, as a result of the Reporting Persons’ voting power, the Company is a “controlled company” as defined in the Nasdaq listing rules and, therefore, may avail itself of certain exemptions under Nasdaq Marketplace Rules, including rules that require the Company to have (i) a majority of independent directors on the Board; (ii) a compensation committee composed solely of independent directors; (iii) a nominating committee composed solely of independent directors; (iv) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (v) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors. The Company currently exercises its right to an exemption from the Nasdaq rule requiring compensation of other executive officers, aside from the President, be determined by a majority of the independent directors or the compensation committee.

Our operations subject us to numerous environmental regulations and the possibility that environmental liability in the future could adversely affect our operations.

Compliance with environmental requirements of federal, state and local governments significantly affects our business. Among other things, these requirements regulate the discharge of materials into the water, air and land and govern the use and disposal of hazardous substances. Under environmental laws or common law principles, we can be held liable for hazardous substances that are found on real property we have owned or operated. We are aware of issues regarding hazardous substances on some of our real estate and we have put in place a remedial plan at each site where we believe such a plan is necessary, refer to Note 17 Contingencies of the Notes to Consolidated Financial Statements. We regularly make capital and operating expenditures to stay in compliance with environmental laws. In particular, we have managed a testing and removal program since 1988 for our underground storage tanks.  Despite these compliance efforts, we believe that risk of environmental liability is part of the nature of our business.

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

Our business is seasonal and our results of operations and cash flows fluctuate significantly from quarter to quarter. Historically, revenues have been stronger in the first and second fiscal quarters due to the overall increase in moving activity during the spring and summer months. The fourth fiscal quarter is generally weakest, due to a greater potential for adverse weather conditions and other factors that are not necessarily seasonal. As a result, our operating results for a given quarterly period are not necessarily indicative of operating results for an entire year.

We obtain our rental trucks from a limited number of manufacturers.

In the last ten years, we purchased most of our rental trucks from Ford Motor Company and General Motors Corporation. Although we believe that we could obtain alternative sources of supply for our rental trucks, termination of one or both of our relationships with these suppliers could have a material adverse effect on our business, financial condition or results of operations for an indefinite period of time or we may not be able to obtain rental trucks under similar terms, if at all. Additionally, our fleet rotation can be negatively affected by issues our manufacturers face within their own supply chain. Such issues may impair their ability to fulfill our orders in a timely fashion.

A.M Best financial strength ratings are crucial to our life insurance business.

A.M. Best downgraded Oxford and its subsidiaries during AMERCO’s restructuring to C+. Upon AMERCO’s emergence from bankruptcy in March 2004, Oxford and its subsidiaries were upgraded to B-. The ratings were again upgraded in October 2004 to B, in October 2005 to B+, and in November 2006 Oxford and Christian Fidelity Life Insurance Company (“CFLIC”), a subsidiary of Oxford, were upgraded to B++ with a stable outlook. In January 2008, A.M. Best affirmed the financial strength rating for Oxford and CFLIC of B++ with a stable outlook and assigned Dallas General Life Insurance Company (“DGLIC”), a subsidiary of CFLIC, with the same rating. Prior to AMERCO’s restructuring, Oxford was rated B++. Financial strength ratings are important external factors that can affect the success of Oxford’s business plans. Accordingly, if Oxford’s ratings, relative to its competitors, are not maintained or do not continue to improve, Oxford may not be able to retain and attract business as currently planned.

We bear certain risks related to our notes receivable from SAC Holdings.

At March 31, 2008, we held approximately $198.1 million of notes receivable from SAC Holdings, which consist of junior unsecured notes. SAC Holdings is highly leveraged with significant indebtedness to others. If SAC Holdings is unable to meet its obligations to its senior lenders, it could trigger a default of its obligations to us. In such an event of default, we could suffer a loss to the extent the value of the underlying collateral of SAC Holdings is inadequate to repay SAC Holding’s senior lenders and our junior unsecured notes.  We cannot assure you that SAC Holdings will not default on its loans to its senior lenders or that the value of SAC Holdings assets upon liquidation would be sufficient to repay us in full.

We are highly leveraged.

As of March 31, 2008, we had total debt outstanding of $1,504.7 million and total undiscounted lease commitments of $490.8 million. Although we believe that additional leverage can be supported by the Company’s operations, our existing debt could impact us in the following ways:

•	require us to allocate a considerable portion of cash flows from operations to debt service payments;

•	limit our ability to obtain additional financing; and

•	place us at a disadvantage compared to our competitors who may have less debt.

Our ability to make payments on our debt depends upon our ability to maintain and improve our operating performance and generate cash flow. To some extent, this is subject to prevailing economic and competitive conditions and to certain financial, business and other factors, some of which are beyond our control. If we are unable to generate sufficient cash flow from operations to service our debt and meet our other cash needs, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. If we must sell our assets, it may negatively affect our ability to generate revenue. In addition, we may incur additional debt that would exacerbate the risks associated with our indebtedness.

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

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Our rental truck fleet rotation program is funded internally through operations and externally from debt and lease financing. Our ability to fund our routine fleet rotation program could be adversely affected if financial market conditions limit the general availability of external financing. This could lead to the Company operating trucks longer than initially planned and reducing the size of the fleet, either of which could materially and negatively affect our results of operations.

We operate in a highly regulated industry and changes in existing regulations or violations of existing or future regulations could have a material adverse effect on our operations and profitability.

Our truck and trailer rental business is subject to regulation by various federal, state and foreign governmental entities. Specifically, the U.S. Department of Transportation and various state and federal agencies exercise broad powers over our motor carrier operations, safety, and the generation, handling, storage, treatment and disposal of waste materials. In addition, our storage business is also subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. The failure to adhere to these laws and regulations may adversely affect our ability to sell or rent such property or to use the property as collateral for future borrowings. Compliance with changing regulations could substantially impair real property and equipment productivity and increase our costs.

Item 1B.   Unresolved Staff Comments

We have no unresolved staff comments at March 31, 2008.

Item 2.    Properties

The Company, through its legal subsidiaries, owns property, plant and equipment that are utilized in the manufacture, repair and rental of U-Haul equipment and storage space, as well as providing office space for the Company. Such facilities exist throughout the United States and Canada. The Company also manages storage facilities owned by others. The Company operates nearly 1,450 U-Haul retail centers of which 495 are managed for other owners, and operates 13 manufacturing and assembly facilities. We also operate over 250 fixed-site repair facilities located throughout the United States and Canada. These facilities are used primarily for the benefit of our Moving and Storage segment.

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

Item 3.    Legal Proceedings

Shoen

In September 2002, Paul F. Shoen filed a shareholder derivative lawsuit in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Paul F. Shoen vs. SAC Holding Corporation et al., CV02-05602, seeking damages and equitable relief on behalf of AMERCO from SAC Holdings and certain current and former members of the AMERCO Board of Directors, including Edward J. Shoen, Mark V. Shoen and James P. Shoen as Defendants. AMERCO is named as a nominal Defendant in the case. The complaint alleges breach of fiduciary duty, self-dealing, usurpation of corporate opportunities, wrongful interference with prospective economic advantage and unjust enrichment and seeks the unwinding of sales of self-storage properties by subsidiaries of AMERCO to SAC prior to the filing of the complaint. The complaint seeks a declaration that such transfers are void as well as unspecified damages. In October 2002, the Defendants filed motions to dismiss the complaint. In October 2002, Ron Belec filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Ron Belec vs. William E. Carty, et al., CV 02-06331 and in January 2003, M.S. Management Company, Inc. filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned M.S. Management Company, Inc. vs. William E. Carty, et al., CV 03-00386. Two additional derivative suits were also filed against these parties. Each of these suits is substantially similar to the Paul F. Shoen case. The Court consolidated the five cases and thereafter dismissed these actions in May 2003, concluding that the AMERCO Board of Directors had the requisite level of independence required in order to have these claims resolved by the Board. Plaintiffs appealed this decision and, in July 2006, the Nevada Supreme Court reviewed and remanded the case to the trial court for proceedings consistent with its ruling, allowing the Plaintiffs to file an amended complaint and plead in addition to substantive claims, demand futility.

In November 2006, the Plaintiffs filed an amended complaint. In December 2006, the Defendants filed motions to dismiss, based on various legal theories. In March 2007, the Court denied AMERCO’s motion to dismiss regarding the issue of demand futility, stating that “Plaintiffs have satisfied the heightened pleading requirements of demand futility by showing a majority of the members of the AMERCO Board of Directors were interested parties in the SAC transactions.” The Court heard oral argument on the remainder of the Defendants’ motions to dismiss, including the motion (“Goldwasser Motion”) based on the fact that the subject matter of the lawsuit had been settled and dismissed in earlier litigation known as Goldwasser v. Shoen, CV 0205602, Washoe County, Nevada. In addition, in September and October 2007, the Defendants filed Motions for Judgment on the Pleadings or in the Alternative Summary Judgment, based on the fact that the stockholders of the Company had ratified the underlying transactions at the 2007 annual meeting of stockholders of AMERCO. In December 2007, the Court denied this motion. This ruling does not preclude a renewed motion for summary judgment after discovery and further proceedings on these issues. On April 7, 2008, the litigation was dismissed, on the basis of the Goldwasser Motion. On May 8, 2008, the Plaintiffs filed a notice of appeal of such dismissal to the Nevada Supreme Court. On May 20, 2008, AMERCO filed a cross appeal relating to the denial of its Motion to Dismiss in regards to Demand Futility. The appeals are currently pending.

Environmental

In the normal course of business, AMERCO is a defendant in a number of suits and claims. AMERCO is also a party to several administrative proceedings arising from state and local provisions that regulate the removal and/or cleanup of underground fuel storage tanks. It is the opinion of management, that none of these suits, claims or proceedings involving AMERCO, individually or in the aggregate, are expected to result in a material adverse effect on AMERCO’s financial position or results of operations.

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

Based upon the information currently available to Real Estate, compliance with the environmental laws and its share of the costs of investigation and cleanup of known hazardous waste sites are not expected to result in a material adverse effect on AMERCO’s financial position or results of operations. Real Estate expects to spend approximately $5.7 million in total through 2011 to remediate these properties.

Other

The Company is named as a defendant in various other litigation and claims arising out of the normal course of business. In management’s opinion, none of these other matters will have a material effect on the Company’s financial position and results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the security holders of AMERCO during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 31, 2008, there were approximately 3,600 holders of record of the common stock. AMERCO’s common stock is listed on NASDAQ Global Select Market under the trading symbol “UHAL”. The number of shareholders is derived using internal stock ledgers and utilizing Mellon Investor Services Stockholder listings.

The following table sets forth the high and the low sales price of the common stock of AMERCO for the periods indicated:

	Year Ended March 31,
	2008		2007
	High	Low	High	Low
First quarter	$83.87	$67.29	$106.95	$79.71
Second quarter	$78.78	$57.03	$105.35	$66.22
Third quarter	$79.86	$58.82	$96.89	$71.81
Fourth quarter	$71.98	$47.53	$89.96	$59.83

 Dividends

AMERCO does not have a formal dividend policy. The Board periodically considers the advisability of declaring and paying dividends to common stockholders in light of existing circumstances.

Refer to Note 20 Statutory Financial Information of Insurance Subsidiaries of the Notes to Consolidated Financial Statements for a discussion of certain statutory restrictions on the ability of the insurance subsidiaries to pay dividends to AMERCO.

Refer to Note 11 Stockholders Equity of the Notes to Consolidated Financial Statements for a discussion of AMERCO’s preferred stock.

 Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s Common Stock for the period March 31, 2003 through March 31, 2008 with the cumulative total return on the Dow Jones US Equity Market and the Dow Jones US Transportation Average.  The comparison assumes that $100 was invested on March 31, 2003 in the Company’s Common Stock and in each of comparison indices.  The graph reflects the closing price of the Common stock trading on NASDAQ on March 31, 2004, 2005, 2006, 2007, and 2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among AMERCO, The Dow Jones US Index
And The Dow Jones US Transportation Average Index

$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
3/03
3/04
3/05
3/06
3/07
3/08
AMERCO
Dow Jones US
Dow Jones US Transportation Average

Fiscal year ending March 31:
	2003	2004	2005	2006	2007	2008

AMERCO	$100	$584	$1,146	$2,449	$1,732	$1,413

Dow Jones US Total Market	100	138	148	169	188	178

Dow Jones US Transportation Average	100	137	178	222	236	238

* $100 invested on 3/31/03 in stock or index-including reinvestment of dividends.

 Issuer Purchases of Equity Securities

On September 13, 2006, we announced that our Board of Directors (the “Board”) had authorized us to repurchase up to $50.0 million of our common stock from time to time on the open market between September 13, 2006 and October 31, 2007. On March 9, 2007, the Board authorized an increase in the Company’s common stock repurchase program to a total aggregate amount, net of brokerage commissions, of $115.0 million (which amount is inclusive of the $50.0 million common stock repurchase program approved by the Board in 2006). During the first quarter of fiscal 2008, we repurchased 485,999 shares at the cost of $34.0 million. This program terminated on October 31, 2007.

The repurchases made by the Company under this plan were as follows:

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

(1) Represents weighted average purchase price for the periods presented.

On December 5, 2007, we announced that the Board had authorized us to repurchase up to $50.0 million of our common stock. The stock may be repurchased by the Company from time to time on the open market between December 5, 2007 and December 31, 2008. The extent to which the Company repurchases its shares and the timing of such purchases will depend upon market conditions and other corporate considerations. The purchases will be funded from available working capital. During the fourth quarter of fiscal 2008, the Company repurchased 428,000 shares at a cost of $23.5 million.

The repurchases made by the Company under this plan were as follows:

Period	Total # of Shares Repurchased	Average Price Paid per Share (1)	Total # of Shares Repurchased as Part of Publicly Announced Plan	Total $ of Shares Repurchased as Part of Publicly Announced Plan	Maximum $ of Shares That May Yet be Repurchased Under the Plan

January 1 - 31, 2008	-	$-	-	$-	$50,000,000
February 1 - 29, 2008	428,000	$54.94	428,000	$23,512,380	$26,487,620
March 1 - 31, 2008	-	$-	-	$-	$26,487,620
Fourth Quarter Total	428,000	$54.94	428,000	$23,512,380

(1) Represents weighted average purchase price for the periods presented.

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with the MD&A, and the Consolidated Financial Statements and related notes in this Annual Report on Form 10-K.

Listed below is selected financial data for AMERCO and consolidated entities for each of the last five years ended March 31:

	Year Ended March 31,
	2008(b), (c)	2007	2006	2005	2004
	(In thousands, except share and per share data)
Summary of Operations:
Self-moving equipment rentals	$1,451,292	$1,462,470	$1,489,429	$1,424,841	$1,368,814
Self-storage revenues	122,248	126,424	119,742	114,155	247,640
Self-moving and self-storage products and service sales	217,798	224,722	223,721	206,098	232,965
Property management fees	22,820	21,154	21,195	11,839	259
Life insurance premiums	111,996	120,399	118,833	126,236	145,082
Property and casualty insurance premiums	28,388	24,335	26,001	24,987	92,036
Net investment and interest income	62,110	59,696	48,279	49,171	31,992
Other revenue	32,522	30,098	40,325	30,172	38,523
Total revenues	2,049,174	2,069,298	2,087,525	1,987,499	2,157,311

Operating expenses	1,077,108	1,080,412	1,082,158	1,123,975	1,181,313
Commission expenses	167,945	162,899	165,961	159,253	134,616
Cost of sales	120,210	117,648	113,135	105,309	111,906
Benefits and losses	111,195	118,725	117,160	140,343	217,447
Amortization of deferred policy acquisition costs	13,181	17,138	24,261	28,512	39,083
Lease expense	133,931	147,659	136,652	142,008	153,121
Depreciation, net of (gains) losses on disposal	221,882	189,589	142,817	121,103	148,813
Restructuring expense	-	-	-	-	44,097
Total costs and expenses	1,845,452	1,834,070	1,782,144	1,820,503	2,030,396

Earnings from operations	203,722	235,228	305,381	166,996	126,915
Interest expense	(101,420)	(82,436)	(69,481)	(73,205)	(121,690)
Fees and amortization on early extinguishment of debt (a)	-	(6,969)	(35,627)	-	-
Litigation settlement, net of costs, fees and expenses	-	-	-	51,341	-
Pretax earnings	102,302	145,823	200,273	145,132	5,225
Income tax expense	(34,518)	(55,270)	(79,119)	(55,708)	(8,077)
Net earnings (loss)	67,784	90,553	121,154	89,424	(2,852)
Less: Preferred stock dividends	(12,963)	(12,963)	(12,963)	(12,963)	(12,963)
Earnings (loss) available to common shareholders	$54,821	$77,590	$108,191	$76,461	$(15,815)
Net earnings (loss) per common share basic and diluted	$2.78	$3.72	$5.19	$3.68	$(0.76)
Weighted average common shares outstanding: Basic and diluted	19,740,571	20,838,570	20,857,108	20,804,773	20,749,998
Cash dividends declared and accrued
Preferred stock	$12,963	$12,963	$12,963	$12,963	$12,963
Balance Sheet Data:
Property, plant and equipment, net	2,011,176	1,897,071	1,535,165	1,354,468	1,451,805
Total assets	3,832,487	3,523,048	3,367,218	3,116,173	3,394,748
Capital leases	-	-	-	-	99,607
AMERCO's notes and loans payable	1,504,677	1,181,165	965,634	780,008	862,703
SAC Holdings II notes and loans payable, non re-course to AMERCO	-	74,887	76,232	77,474	78,637
Stockholders' equity	758,431	718,098	695,604	572,839	503,846

(a) Includes the write-off of debt issuance costs of $7.0 million in fiscal 2007 and $14.4 million in fiscal 2006.
(b) Fiscal 2008 summary of operations includes 7 months of activity for SAC Holding II which was deconsolidated effective October 31, 2007.
(c) Fiscal 2008 balance sheet data does not include SAC Holding II which was deconsolidated effective October 31, 2007

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin this MD&A with the overall strategy of AMERCO, followed by a description of our operating segments and the strategy of our operating segments to give the reader an overview of the goals of our business and the direction in which our businesses and products are moving. This is followed by a section entitled “Critical Accounting Policies and Estimates” that we believe is important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our results of operations for fiscal 2008 compared with fiscal 2007, and for fiscal 2007 compared with fiscal 2006 beginning with an overview. We then provide an analysis of changes in our balance sheet and cash flows and discuss our financial commitments in the sections entitled “Liquidity and Capital Resources” and “Disclosures about Contractual Obligations and Commercial Commitments.” We conclude this MD&A by discussing our outlook for fiscal 2009.

This MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including “Item 1: Business”, “Item 6: Selected Financial Data” and “Item 8: Financial Statements and Supplementary Data.” The various sections of this MD&A contain a number of forward-looking statements, as discussed under the caption “Cautionary Statements Regarding Forward-Looking Statements,” all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly under the section “Item 1A: Risk Factors.” Our actual results may differ materially from these forward-looking statements.

AMERCO has a fiscal year that ends on the 31st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31st of December for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. The Company discloses any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2007, 2006 and 2005 correspond to fiscal 2008, 2007 and 2006 for AMERCO.

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

Description of Operating Segments

AMERCO’s four reportable segments are:

(a)	Moving and Storage, comprised of AMERCO, U-Haul and Real Estate and the subsidiaries of U-Haul and Real Estate

(b)	Property and Casualty Insurance, comprised of RepWest and its wholly-owned subsidiaries

(c)	Life Insurance, comprised of Oxford and its wholly-owned subsidiaries

(d)	SAC Holding II and its subsidiaries (through October 2007)

Refer to Note 1 Basis of Presentation, Note 21 Financial Information by Geographic Area and Note 21A Consolidating Financial Information by Industry Segment of the Notes to Consolidated Financial Statements included in this Form 10-K.

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

eMove is an online marketplace that connects consumers to over 3,700 independent Moving Help™ service providers and over 3,300 independent Self-Storage Affiliates. Our network of customer-rated affiliates provides pack and load help, cleaning help, self-storage and similar services, all over North America. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

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

Substantially all of the equity interest of SAC Holdings is controlled by Blackwater. In November 2007, Blackwater contributed additional capital to its wholly-owned subsidiary, SAC Holding II. This contribution was determined by us to be material with respect to the capitalization of SAC Holding II; therefore, triggering a requirement under FIN 46(R) for us to reassess the Company’s involvement with those subsidiaries. This required reassessment led to the conclusion that the Company was no longer the primary beneficiary of SAC Holding II as of the date of Blackwater’s contribution. Accordingly, the Company deconsolidated this entity. While the deconsolidation affects AMERCO’s financial reporting, it has no operational or financial impact on the Company’s relationship with SAC Holding II. The deconsolidation, effective October 31, 2007 was accounted for as a distribution of SAC Holding II interests to Blackwater, the sole shareholder of SAC Holding II. Because of the Company’s continuing involvement with SAC Holding II, the distributions do not qualify as discontinued operations as defined by SFAS 144.

Critical Accounting Policies and Estimates

The Company’s financial statements have been prepared in accordance with the generally accepted accounting principles (“GAAP”) in the United States. The methods, estimates and judgments we use in applying our accounting policies can have a significant impact on the results we report in our financial statements. Note 3 Accounting Policies of the Notes to Consolidated Financial Statements in “Item 8: Financial Statements and Supplementary Data” of this Form 10-K summarizes the significant accounting policies and methods used in the preparation of our consolidated financial statements and related disclosures. Certain accounting policies require us to make difficult and subjective judgments and assumptions, often as a result of the need to make estimates of matters that are inherently uncertain.

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

Principles of Consolidation

The Company applies FIN 46(R), “Consolidation of Variable Interest Entities” and ARB 51, “Consolidated Financial Statements” in its principles of consolidation. FIN 46(R) addresses arrangements where a company does not hold a majority of the voting or similar interests of a VIE.  A company is required to consolidate a VIE if it has determined it is the primary beneficiary. ARB 51 addresses the policy when a company owns a majority of the voting or similar rights and exercises effective control.

As promulgated by FIN 46(R), a VIE is not self-supportive due to having one or both of the following conditions: a) it has an insufficient amount of equity for it to finance its activities without receiving additional subordinated financial support or b) its owners do not hold the typical risks and rights of equity owners.  This determination is made upon the creation of a variable interest and can be re-assessed should certain changes in the operations of a VIE, or its relationship with the primary beneficiary trigger a reconsideration under the provisions of FIN 46(R).  After a triggering event occurs the most recent facts and circumstances are utilized in determining whether or not a company is a VIE, which other company(s) have a variable interest in the entity, and whether or not the company’s interest is such that it is the primary beneficiary.

In fiscal 2003 and fiscal 2002, SAC Holdings were considered special purpose entities and were consolidated based on the provisions of Emerging Issues Task Force (“EITF”) Issue No. 90-15. In fiscal 2004 the Company evaluated its interests in SAC Holdings utilizing the guidance promulgated in FIN 46(R). The Company concluded that SAC Holdings were VIE’s and that the Company was the primary beneficiary. Accordingly, the Company continued to include SAC Holdings in its consolidated financial statements.

In February and March 2004 SAC Holding Corporation triggered a requirement to reassess AMERCO’s involvement in it, which led to the conclusion SAC Holding Corporation was not a VIE and AMERCO ceased to be the primary beneficiary.

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

Accordingly, at the date AMERCO ceased to have a variable interest and ceased to be the primary beneficiary of SAC Holding II and its current subsidiaries, it deconsolidated these entities. The deconsolidation was accounted for as a distribution of SAC Holding II’s interests to the sole shareholder of the SAC entities. Because of AMERCO’s continuing involvement with SAC Holding II and its subsidiaries, the distribution does not qualify as discontinued operations as defined by SFAS 144.

It is possible that SAC Holdings could take actions that would require us to re-determine whether SAC Holdings has become a VIE or whether we have become the primary beneficiary of SAC Holdings. Should this occur, we could be required to consolidate some or all of SAC Holdings with our financial statements.

The consolidated balance sheet as of March 31, 2008 includes the accounts of AMERCO and its wholly-owned subsidiaries. The consolidated balance sheet as of March 31, 2007 includes the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holding II and its subsidiaries. The March 31, 2008 statements of operations and cash flows include AMERCO and its wholly-owned subsidiaries for the entire year, and reflect SAC Holding II and its subsidiaries for the seven months ended October 31, 2007. The March 31, 2007 and 2006 statements of operations and cash flows include the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holding II and its subsidiaries.

Recoverability of Property, Plant and Equipment

Property, plant and equipment are stated at cost. Interest expense incurred during the initial construction of buildings and rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes using the straight-line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. The Company follows the deferral method of accounting based in the AICPA’s Airline Guide for major overhauls in which engine overhauls are capitalized and amortized over five years and transmission overhauls are capitalized and amortized over three years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation expense when realized. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., minimize gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed.

We regularly perform reviews to determine whether facts and circumstances exist which indicate that the carrying amount of assets, including estimates of residual value, may not be recoverable or that the useful life of assets are shorter or longer than originally estimated. Reductions in residual values (i.e., the price at which we ultimately expect to dispose of revenue earning equipment) or useful lives will result in an increase in depreciation expense over the life of the equipment. Reviews are performed based on vehicle class, generally subcategories of trucks and trailers. We assess the recoverability of our assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining lives against their respective carrying amounts. We consider factors such as current and expected future market price trends on used vehicles and the expected life of vehicles included in the fleet. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If asset residual values are determined to be recoverable, but the useful lives are shorter or longer than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

Since fiscal 2006, the Company has been acquiring a significant number of moving trucks via purchase rather than lease. Management performed an analysis of the expected economic value of new rental trucks and determined that additions to the fleet resulting from purchase should be depreciated on an accelerated method based upon a declining formula. The salvage value and useful life assumptions of the rental truck fleet remain unchanged.  Under the declining balances method (2.4 times declining balance) the book value of a rental truck is reduced 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively and then reduced on a straight line basis an additional 10% by the end of year fifteen. Whereas, a standard straight line approach would reduce the book value by approximately 5.3% per year over the life of the truck. For the affected equipment, the accelerated depreciation was $56.7 million, $33.2 million and $4.0 million greater than what it would have been if calculated under a straight line approach for fiscal 2008, 2007 and 2006, respectively.

We typically sell our used vehicles at our sales centers throughout North America, on our web site at trucksales.uhaul.com or by phone at 1-866-404-0355. Although we intend to sell our used vehicles for prices approximating book value, the extent to which we realize a gain or loss on the sale of used vehicles is dependent upon various factors including the general state of the used vehicle market, the age and condition of the vehicle at the time of its disposal and depreciation rates with respect to the vehicle.

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

Due to the long tailed nature of the assumed reinsurance and the excess workers compensation lines of insurance written by RepWest it may take a number of years for claims to be fully developed and finally settled.

Impairment of Investments

For investments accounted for under SFAS 115, in determining if and when a decline in market value below amortized cost is other-than-temporary, management makes certain assumptions or judgments in its assessment including but not limited to: ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. The Company’s insurance subsidiaries recognized $0.5 million in other-than-temporary impairments for fiscal 2008, $1.4 million for fiscal 2007 and $5.3 million for fiscal 2006.

Income Taxes

The Company’s tax returns are periodically reviewed by various taxing authorities. The final outcome of these audits may cause changes that could materially impact our financial results.

AMERCO files a consolidated tax return with all of its legal subsidiaries, except for DGLIC, a subsidiary of Oxford, which will file on a stand alone basis until 2012. SAC Holding Corporation and its legal subsidiaries and SAC Holding II Corporation and its legal subsidiaries file separate consolidated tax returns, which are in no way associated with AMERCO’s consolidated returns.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements which establishes how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The provisions of SFAS 157 which have not been deferred by the FASB are effective for us in April 2008. The Company does not believe that the adoption of this statement will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities, including an amendment of SFAS 115. This statement allows for a company to irrevocably elect fair value as the measurement attribute for certain financial assets and financial liabilities. Changes in the fair value of such assets are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The provisions of SFAS 159 are effective for us in April 2008. The Company does not believe that the adoption of this statement will have a material impact on our financial statements.

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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement changes the way the consolidated income statement is presented by requiring net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the income statement. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Early adoption of SFAS 160 is not permitted. The Company does not believe that the adoption of this statement will have a material impact on our financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities which amends SFAS 133 to require expanded disclosures about derivative instruments and hedging activities regarding (1) the ways in which an entity uses derivatives, (2) the accounting for derivatives and hedging activities, and (3) the impact that derivatives have (or could have) on an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements of fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. While disclosures for earlier comparative periods presented at initial adoption are not required, they are encouraged; following initial adoption, comparative disclosures are required only for periods after such adoption. The Company is currently evaluating the impact that SFAS 161 will have on our financial statements and disclosures.

Results of Operations

AMERCO and Consolidated Entities

Fiscal 2008 Compared with Fiscal 2007

Listed below on a consolidated basis are revenues for our major product lines for fiscal 2008 and fiscal 2007:

	Year Ended March 31,
	2008	2007
	(In thousands)
Self-moving equipment rentals	$1,451,292	$1,462,470
Self-storage revenues	122,248	126,424
Self-moving and self-storage product and service sales	217,798	224,722
Property management fees	22,820	21,154
Life insurance premiums	111,996	120,399
Property and casualty insurance premiums	28,388	24,335
Net investment and interest income	62,110	59,696
Other revenue	32,522	30,098
Consolidated revenue	$2,049,174	$2,069,298

Self-moving equipment rental revenues decreased $11.2 million in fiscal 2008 compared with fiscal 2007. The majority of the year over year decline occurred during the first half of fiscal 2008 driven primarily by negative trends in average one-way revenue per transaction. During the second half of fiscal 2008 we experienced incremental improvements in pricing; however, we still finished the full year behind fiscal 2007 as it relates to average revenue per transaction. Partially offsetting the negative pricing environment was the extra business day in February 2008 and a marginal increase in total moving transactions compared with fiscal 2007.

Self-storage revenues decreased $4.2 million in fiscal 2008, compared with fiscal 2007 due to the deconsolidation of SAC Holding II which was effective as of October 31, 2007 and which accounted for an $8.5 million decrease in reported self-storage revenues in fiscal 2008 as compared with fiscal 2007. Self-storage revenues for AMERCO owned locations increased $4.3 million in fiscal 2008 as compared with fiscal 2007 driven primarily by favorable pricing. While average room occupancy rates at AMERCO owned locations for fiscal 2008 declined 2.6% from fiscal 2007 to 84.0%, the Company increased the total number of rooms rented, rooms available and square footage available in the same time period. The deconsolidation of SAC Holding II for GAAP reporting purposes reduces consolidated self-storage revenues; however, there has been no change in the economics of our operational or financial relationship with SAC Holding II.

Sales of self-moving and self-storage products and services decreased $6.9 million in fiscal 2008 as compared with fiscal 2007 with $6.0 million of the decrease related to the deconsolidation of SAC Holding II.  The remainder of the decline is related primarily to lower sales of hitch and towing accessories during the second half of fiscal 2008.

Premiums at Oxford decreased $8.4 million driven by the termination of the credit life and disability program and declining Medicare supplement premiums. During fiscal 2008, Oxford increased sales of its new life insurance products.

Premiums at RepWest increased $4.1 million due to U-Haul related business.

Net investment and interest income increased $2.4 million in fiscal 2008 as compared with fiscal 2007. The Company receives interest income from SAC Holdings for junior notes the Company holds. Prior to the deconsolidation of SAC Holding II in October 2007, the amounts earned from junior notes related to SAC Holding II were eliminated. After October 2007, this interest income is no longer eliminated resulting in an increase of $2.9 million. This was offset by decreases of the insurance companies’ investment income due to lower investment yields and a smaller invested asset base.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $2,049.2 million for fiscal 2008, compared with $2,069.3 million for fiscal 2007.

Listed below are revenues and earnings from operations at each of our four operating segments for fiscal 2008 and fiscal 2007, the insurance companies years ended are December 31, 2007 and 2006.

	Year Ended March 31,
	2008	2007
	(In thousands)
Moving and storage
Revenues	$1,858,230	$1,861,751
Earnings from operations	192,970	217,937
Property and casualty insurance
Revenues	40,478	38,486
Earnings from operations	9,244	5,741
Life insurance
Revenues	137,448	148,820
Earnings from operations	17,202	14,521
SAC Holding II (a)
Revenues	28,102	46,603
Earnings from operations	7,926	13,854
Eliminations
Revenues	(15,084)	(26,362)
Earnings from operations	(23,620)	(16,825)
Consolidated Results
Revenues	2,049,174	2,069,298
Earnings from operations	203,722	235,228

(a) Fiscal 2008 includes 7 months of activity for SAC Holding II which was deconsolidated effective October 31, 2007.

Total costs and expenses increased $11.4 million in fiscal 2008 as compared with fiscal 2007. The largest increase was in depreciation expense associated with the rotation of our fleet. Conversely, with the shift in focus from operating leases to purchases of new rental trucks, lease expense decreased in fiscal 2008 as compared with fiscal 2007. The Company nets gains and losses from the disposal of property and equipment against depreciation. Included in depreciation are gains on the sale of real estate of $12.7 million and $4.4 million in fiscal 2008 and fiscal 2007, respectively. Repair and maintenance costs included in operating expenses declined for the year due to the rotation of older trucks out of the active rental fleet. Benefits and operating expenses decreased at each of the insurance companies as business volumes decline. Other operating costs including personnel, property tax and certain legal-related expenses increased in fiscal 2008 as compared with fiscal 2007.

As a result of the aforementioned changes in revenues and expenses, earnings from operations decreased to $203.7 million for fiscal 2008, compared with $235.2 million for fiscal 2007.

Interest expense for fiscal 2008 was $101.4 million, compared with $89.4 million in fiscal 2007. Fiscal 2007 results included a one-time, non-recurring charge of $7.0 million, before taxes, of deferred debt issuance costs related to a loan that was amended. The refinancing costs had the effect of decreasing on a non-recurring basis, earnings for the year ended March 31, 2007 by $0.33 per share before taxes, in which the tax effect was approximately $0.13 per share. Absent this charge, the increase in interest expense in fiscal 2008 is related to increased debt associated with the fleet rotation.

Income tax expense was $34.5 million in fiscal 2008, compared with $55.3 million in fiscal 2007.

Dividends accrued on our Series A preferred stock were $13.0 million in both fiscal 2008 and 2007, respectively.

As a result of the above mentioned items, net earnings available to common shareholders were $54.8 million in fiscal 2008, compared with $77.6 million in fiscal 2007.

The weighted average common shares outstanding: basic and diluted were 19,740,571 in fiscal 2008 and 20,838,570 in fiscal 2007.

Basic and diluted earnings per share in fiscal 2008 were $2.78, compared with $3.72 in fiscal 2007.

Fiscal 2007 Compared with Fiscal 2006

Listed below on a consolidated basis are revenues for our major product lines for fiscal 2007 and fiscal 2006:

	Year Ended March 31,
	2007	2006
	(In thousands)
Self-moving equipment rentals	$1,462,470	$1,489,429
Self-storage revenues	126,424	119,742
Self-moving and self-storage product and service sales	224,722	223,721
Property management fees	21,154	21,195
Life insurance premiums	120,399	118,833
Property and casualty insurance premiums	24,335	26,001
Net investment and interest income	59,696	48,279
Other revenue	30,098	40,325
Consolidated revenue	$2,069,298	$2,087,525

During fiscal 2007, self-moving equipment rental revenues decreased $27.0 million, compared with fiscal 2006 with the majority of the variance occurring during the second half of the year. The Company finished fiscal 2007 with increases in one-way transactions along with increases in the average inventory of the truck fleet. However, offsetting these factors were a decrease in average revenue per transaction primarily due to one-way pricing, the lack of certain mid-size trucks during the spring and summer months of fiscal 2007 and decreased fleet utilization. The Company’s response to competitive pricing issues further lowered self-moving rental revenues.

Self-storage revenues increased $6.7 million in fiscal 2007, compared with fiscal 2006 largely due to improved pricing. During fiscal 2007, the Company increased rooms and square footage available primarily through build-outs at existing facilities.

Sales of self-moving and self-storage products and services revenues increased $1.0 million in fiscal 2007, compared with fiscal 2006. The Company continues to improve its visibility as a leading provider of propane, moving supplies and towing accessories and offer new products and services in an effort to increase sales results.

Other revenues decreased $10.2 million in fiscal 2007, compared with fiscal 2006. Fiscal 2006 included several non-recurring items.

Premiums at RepWest decreased $1.7 million with increases in U-Haul related premiums offset by reductions in other lines.

Oxford’s premium revenues increased approximately $1.6 million primarily due to an increase in Medicare supplement premiums resulting from the acquisition of DGLIC.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $2,069.3 million for fiscal 2007, compared with $2,087.5 million for fiscal 2006.

Listed below are revenues and earnings from operations at each of our four operating segments for fiscal 2007 and fiscal 2006; for the insurance companies years ended are December 31, 2006 and 2005:

	Year Ended March 31,
	2007	2006
	(In thousands)
Moving and storage
Revenues	$1,861,751	$1,886,328
Earnings from operations	217,937	292,774
Property and casualty insurance
Revenues	38,486	37,358
Earnings from operations	5,741	1,144
Life insurance
Revenues	148,820	148,080
Earnings from operations	14,521	13,933
SAC Holding II
Revenues	46,603	46,239
Earnings from operations	13,854	13,643
Eliminations
Revenues	(26,362)	(30,480)
Earnings from operations	(16,825)	(16,113)
Consolidated Results
Revenues	2,069,298	2,087,525
Earnings from operations	235,228	305,381

Total costs and expenses increased $51.9 million in fiscal 2007, compared with fiscal 2006. This is due primarily to increases in depreciation expense associated with the acquisition of new trucks and the fleet rotation. Beginning in the second half of fiscal 2006, the Company began utilizing debt to finance the majority of new truck purchases rather than operating lease arrangements which were used primarily during the previous ten years. While the Company generates a cash flow benefit from utilizing the depreciation deduction for income taxes, as compared to what the lease expense would have been, the consolidated statement of operations reflects an increase in depreciation expense greater than what the corresponding lease expense would have been had we leased this equipment instead. For additional information on the Company’s depreciation policy refer to “Critical Accounting Policies and Estimates”.

As a result of the aforementioned changes in revenues and expenses, earnings from operations decreased to $235.2 million for fiscal 2007, compared with $305.4 million for fiscal 2006.

Interest expense for fiscal 2007 was $89.4 million, compared with $105.1 million in fiscal 2006. The interest expense related to the increase in average borrowings was partially offset by a reduction in the average borrowing rate resulting from the refinancing activities in fiscal 2006. Fiscal 2007 results included a one-time, non-recurring charge of $7.0 million before taxes related to the full amortization of deferred debt issuance costs related to a loan that was amended.  The refinancing related charge had the effect of decreasing on a non-recurring basis, earnings for the year ended March 31, 2007 by $0.33 per share before taxes, in which the tax effect was approximately $0.13 per share. Fiscal 2006 results included a one-time, non-recurring charge of $35.6 million before taxes which includes fees for early extinguishment of debt of $21.2 million and the write-off of $14.4 million of debt issuance costs.  The refinancing costs had the effect of decreasing, on a non-recurring basis, earnings for the year ended March 31, 2006 by $1.71 per share before taxes, in which the tax effect was approximately $0.63 per share.

Income tax expense was $55.3 million in fiscal 2007, compared with $79.1 million in fiscal 2006.

Dividends accrued on our Series A preferred stock were $13.0 million in both fiscal 2007 and 2006, respectively.

As a result of the above mentioned items, net earnings available to common shareholders were $77.6 million in fiscal 2007, compared with $108.2 million in fiscal 2006.

The weighted average common shares outstanding: basic and diluted were 20,838,570 in fiscal 2007 and 20,857,108 in fiscal 2006.

Basic and diluted earnings per share in fiscal 2007 were $3.72, compared with $5.19 in fiscal 2006.

Moving and Storage

Fiscal 2008 Compared with Fiscal 2007

Listed below are revenues for the major product lines at our Moving and Storage Operating Segment for fiscal 2008 and fiscal 2007:

	Year Ended March 31,
	2008	2007
	(In thousands)
Self-moving equipment rentals	$1,451,292	$1,462,470
Self-storage revenues	110,779	106,498
Self-moving and self-storage product and service sales	207,759	208,677
Property management fees	24,520	23,951
Net investment and interest income	34,906	34,161
Other revenue	28,974	25,994
Moving and Storage revenue	$1,858,230	$1,861,751

Self-moving equipment rental revenues decreased $11.2 million in fiscal 2008 compared with fiscal 2007. The majority of the year over year decline occurred during the first half of fiscal 2008 driven primarily by negative trends in average one-way revenue per transaction. During the second half of fiscal 2008 we experienced incremental improvements in pricing; however, we still finished the full year behind fiscal 2007 as it relates to revenue per transaction. Partially offsetting the negative pricing environment was the extra business day in February 2008 and a marginal increase in total moving transactions compared to fiscal 2007.

Self-storage revenues increased $4.3 million in fiscal 2008 compared with fiscal 2007 primarily due to favorable pricing. While average room occupancy rates for fiscal 2008 declined 2.6% from fiscal 2007 to 84.0%, the Company increased the total number of rooms rented, rooms available and square footage available in the same time period.

Sales of self-moving and self-storage products and services decreased $0.9 million in fiscal 2008 as compared with fiscal 2007 primarily due to lower sales of hitch and towing accessories during the second half of fiscal 2008.

Other revenue increased $3.0 million for fiscal 2008, compared with fiscal 2007. Other revenue includes new programs that have not yet achieved a significant volume of reportable revenues and other revenues not directly related to any other reported line item.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements for Moving and Storage represent Company-owned locations only. Self-storage data for our owned storage locations was as follows:

	Year Ended March 31,
	2008	2007
	(In thousands, except occupancy rate)
Room count as of March 31	131	127
Square footage as of March 31	10,533	10,062
Average number of rooms occupied	109	108
Average occupancy rate based on room count	84.0%	86.6%
Average square footage occupied	8,767	8,653

Total costs and expenses increased $31.2 million in fiscal 2008 as compared with fiscal 2007. The largest increase is in depreciation expense associated with the rotation of our fleet. Conversely, with the shift in focus from operating leases to purchases of new rental trucks lease expense decreased in fiscal 2008 as compared with fiscal 2007. The Company nets gains and losses from the disposal of property and equipment against depreciation. Included in depreciation are gains on the sale of real estate of $12.7 million and $4.4 million in fiscal 2008 and fiscal 2007, respectively. Repair and maintenance costs included in operating expenses declined for the year due to the rotation of older trucks out of the active rental fleet. These declines were offset by other operating costs including personnel, property tax and certain legal-related expenses.

Equity in the earnings of AMERCO’s insurance subsidiaries increased $10.0 million in fiscal 2008 as compared with fiscal 2007 primarily due to reduced operating expenses and benefits and losses.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $193.0 million in fiscal 2008, compared with $217.9 million for fiscal 2007.

Fiscal 2007 Compared with Fiscal 2006

Listed below are revenues for our major product lines at our Moving and Storage Operating Segment for fiscal 2007 and fiscal 2006:

	Year Ended March 31,
	2007	2006
	(In thousands)
Self-moving equipment rentals	$1,462,470	$1,489,429
Self-storage revenues	106,498	100,873
Self-moving and self-storage product and service sales	208,677	207,119
Property management fees	23,951	23,988
Net investment and interest income	34,161	30,025
Other revenue	25,994	34,894
Moving and Storage revenue	$1,861,751	$1,886,328

During fiscal 2007, self-moving equipment rental revenues decreased $27.0 million, compared with fiscal 2006 with the majority of the variance occurring during the second half of the year. The Company finished fiscal 2007 with increases in one-way transactions along with increases in the average inventory of the entire fleet. However, offsetting these factors were a decrease in average revenue per transaction primarily due to one-way pricing, the lack of certain mid-size trucks during the spring and summer months of fiscal 2007 and decreased fleet utilization. The Company’s response to competitive pricing issues further lowered self-moving rental revenues.

Self-storage revenues increased $5.6 million for fiscal 2007, compared with fiscal 2006 primarily due to improved pricing.  The Company has increased the number of rooms and square footage available period over period through the expansion of existing facilities and the acquisition of new facilities.

Net investment and interest income increased $4.1 million primarily due to larger average invested cash balances combined with higher interest rates.

Other revenues decreased $8.9 million for fiscal 2007, compared with fiscal 2006.  Fiscal 2006 included several non-recurring items.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements for Moving and Storage represent Company-owned locations only.  Self-storage data for our owned storage locations was as follows:

	Year Ended March 31,
	2007	2006
	(In thousands, except occupancy rate)
Room count as of March 31	127	123
Square footage as of March 31	10,062	9,592
Average number of rooms occupied	108	107
Average occupancy rate based on room count	86.6%	87.9%
Average square footage occupied	8,653	8,516

Total costs and expenses increased $50.3 million for fiscal 2007, compared with fiscal 2006.  Increases in depreciation, lease, licensing and freight costs resulting from the acquisition of new trucks and the rotation of the fleet were partially offset by reductions in maintenance and repair.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $217.9 million in fiscal 2007, compared with $292.8 million for fiscal 2006.

Republic Western Insurance Company

2007 Compared with 2006

Net premiums were $28.4 million and $24.3 million for the years ended December 31, 2007 and 2006, respectively. U-Haul related premiums were $26.4 million and $22.0 million for the years ended December 31, 2007 and 2006, respectively. Other lines of business were $2.0 million and $2.3 million for the years ended December 31, 2007 and 2006, respectively.

Net investment income was $12.1 million and $14.2 million for the years ended December 31, 2007 and 2006, respectively. The decrease is due to the sale of real estate in 2006, which resulted in gains in 2006.

Net operating expenses were $12.0 million and $8.8 million for the years ended December 31, 2007 and 2006, respectively. The increase is due to a $2.7 million increase in commissions on the additional liability program.

Benefits and losses incurred were $19.0 million and $21.9 million for the years ended December 31, 2007 and 2006, respectively.

Amortization of deferred acquisition costs were $0.2 million and $2.1 million for the years ended December 31, 2007 and 2006, respectively. The decrease is due to the termination of credit property business in March of 2006.

Earnings from operations were $9.2 million and $5.7 million for the years ended December 31, 2007 and 2006, respectively.

2006 Compared with 2005

Net premiums were $24.3 million and $26.0 million for the years ended December 31, 2006 and 2005, respectively. U-Haul related premiums were $22.0 million and $20.2 million for the years ended December 31, 2006 and 2005, respectively. Other lines of business were $2.3 million and $5.8 million for the years ended December 31, 2006 and 2005, respectively.

Net investment income was $14.2 million and $11.4 million for the years ended December 31, 2006 and 2005, respectively. The increase is due to an increase in short-term rates and sale of real estate.

Net operating expenses were $8.8 million and $10.8 million for years ended December 31, 2006 and 2005, respectively. The decrease is due to a reduction of general administrative expenses due to the exit of the non U-Haul lines of business.

Benefits and losses incurred were $21.9 million and $22.6 million for the years ended December 31, 2006 and 2005, respectively.

Amortization of deferred acquisition costs were $2.1 million and $2.9 million for the years ended December 31, 2006 and 2005, respectively. The decrease is due to decreased premium writings.

Earnings from operations were $5.7 million and $1.1 million for years ended December 31, 2006 and 2005, respectively.

The following table illustrates the change in unpaid loss and loss adjustment expenses on a gross basis. The first line represents gross reserves (reserves prior to the effects of reinsurance) as originally reported at the end of the stated year. The second section, reading down, represents cumulative amounts paid as of the end of successive years with respect to that reserve. The third section, reading down, represents revised estimates of the original recorded gross reserve as of the end of successive years. The last section compares the latest revised estimate of gross reserves to the reserve amount as originally established for that year-end. The last section is cumulative and should not be totaled.

	Unpaid Loss and Loss Adjustment Expenses

	December 31,
	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
	(In thousands)
Unpaid Loss and Loss Adjustment Expenses	$384,816	$344,748	$334,858	$382,651	$448,987	$399,447	$416,259	$380,875	$346,928	$288,783	$288,410
Paid (Cumulative) as of:
One year later	103,752	82,936	117,025	130,471	130,070	100,851	73,384	44,677	40,116	35,297	-
Two years later	174,867	164,318	186,193	203,605	209,525	164,255	114,246	83,230	73,235	-	-
Three years later	216,966	218,819	232,883	255,996	266,483	201,346	151,840	115,955	-	-	-
Four years later	246,819	255,134	264,517	299,681	295,268	233,898	184,219	-	-	-	-
Five years later	269,425	274,819	295,997	320,629	322,191	263,654	-	-	-	-	-
Six years later	282,598	297,354	314,281	341,543	346,733	-	-	-	-	-	-
Seven years later	300,814	311,963	331,385	358,882	-	-	-	-	-	-	-
Eight years later	314,322	327,141	346,270	-	-	-	-	-	-	-	-
Nine years later	326,805	340,190	-	-	-	-	-	-	-	-	-
Ten years later	337,163	-	-	-	-	-	-	-	-	-	-

Reserved Re-estimated as of:
One year later	357,733	339,602	383,264	433,222	454,510	471,029	447,524	388,859	326,386	319,951
Two years later	361,306	371,431	432,714	454,926	523,624	480,713	456,171	368,756	357,135	-
Three years later	369,598	429,160	437,712	517,361	500,566	521,319	435,549	399,693	-	-
Four years later	398,899	413,476	480,200	543,554	571,045	502,922	466,709	-	-	-
Five years later	398,184	443,696	524,548	558,765	569,104	537,610	-	-	-	-
Six years later	428,031	477,975	520,675	559,873	608,159	-	-	-	-	-
Seven years later	450,728	485,228	527,187	583,904	-	-	-	-	-	-
Eight years later	461,082	496,484	550,333	-	-	-	-	-	-	-
Nine years later	469,869	521,403	-	-	-	-	-	-	-	-
Ten years later	497,251	-	-	-	-	-	-	-	-	-
Cumulative Redundancy (Deficiency)	$(112,435)	$(176,655)	$(215,475)	$(201,253)	$(159,172)	$(138,163)	$(50,450)	$(18,818)	$(10,207)	$(31,168)
Retro Premium Recoverable	3,037	(1,879)	6,797	5,613	21,756	7,036	374	2,233	-	-
Re-estimated Reserve: Amount (Cumulative)	$(109,398)	$(178,534)	$(208,678)	$(195,640)	$(137,416)	$(131,127)	$(50,076)	$(16,585)	$(10,207)	$(31,168)

Activity in the liability for unpaid losses and loss adjustment expenses for RepWest is summarized as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Balance at January 1	$288,783	$346,928	$380,875
Less: reinsurance recoverable	144,950	181,388	189,472
Net balance at January 1	143,833	165,540	191,403
Incurred related to:
Current year	7,094	6,006	6,429
Prior years	11,894	15,895	16,161
Total incurred	18,988	21,901	22,590
Paid related to:
Current year	3,289	3,492	3,774
Prior years	35,303	40,116	44,679
Total paid	38,592	43,608	48,453
Net balance at December 31	124,229	143,833	165,540
Plus: reinsurance recoverable	164,181	144,950	181,388
Balance at December 31	$288,410	$288,783	$346,928

The liability for incurred losses and loss adjustment expenses (net of reinsurance recoverable of $164.2 million) decreased by $19.6 million in 2007. The decrease is a result of resolving claims associated with terminated unprofitable programs.

Oxford Life Insurance Company

2007 Compared with 2006

Net premiums were $112.0 million and $121.6 million for the years ended December 31, 2007 and 2006, respectively. Medicare supplement premiums decreased by $4.1 million due to policy lapses and lower first year sales offset by an increase in life insurance premiums of $2.9 million due to increased sales. Oxford stopped writing new credit insurance business in 2006 and as a result, credit insurance premiums decreased by $5.9 million.

Net investment income was $20.9 million and $22.5 million for the years ended December 31, 2007 and 2006, respectively. The decrease was due to a net reduction in invested assets and lower investment yields.

Net operating expenses were $23.8 million and $30.9 million for the years ended December 31, 2007 and 2006, respectively. The decrease was primarily attributable to the reduction of expenses on credit insurance due to business discontinuance and additional costs in 2006 related to the acquisition of DGLIC.

Benefits incurred were $83.4 million and $88.3 million, for the years ended December 31, 2007 and 2006, respectively. This decrease was the result of a $2.0 million decrease in Medicare supplement due to policy decrements and a decrease of $1.7 million in credit insurance due to decreased exposure, offset by life insurance benefits of $1.5 million due to increased sales.

Amortization of deferred acquisition costs (“DAC”) and the value of business acquired (“VOBA”) was $13.0 million and $15.1 million for the years ended December 31, 2007 and 2006, respectively. The credit business had a decrease of amortization of $3.9 million due to decreased business, offset by an increase of $2.3 million in annuities due to an update of DAC assumptions.

Earnings from operations were $17.2 million and $14.5 million for the years ended December 31, 2007 and 2006, respectively.

2006 Compared with 2005

Net premiums were $121.6 million and $120.4 million for the years ended December 31, 2006 and 2005, respectively. Medicare supplement premiums increased by $10.6 million primarily due to the acquisition of DGLIC. The Company stopped writing new credit insurance business in 2006 and as a result, credit insurance premiums decreased by $9.1 million.

Net investment income was $22.5 million and $22.0 million for the years ended December 31, 2006 and 2005, respectively. The increase was primarily due to a reduction in realized losses on disposals from 2005, offset by a net reduction in invested assets. Investment yields were consistent between the two years.

Other income was $4.7 million and $5.8 million for the years ended December 31, 2006 and 2005, respectively. This decrease was the result of decreased surrender charge income of $0.5 million and a decrease in administrative income of $0.6 million.

Net operating expenses were $30.9 million and $27.0 million for the years ended December 31, 2006 and 2005, respectively. The increase is primarily due to the acquisition of DGLIC.

Benefits incurred were $88.3 million and $85.7 million, for the years ended December 31, 2006 and 2005, respectively. This increase was primarily a result of a $3.8 million increase in Medicare supplement benefits due to the acquisition of DGLIC, partially offset by a slightly improved loss ratio. Credit insurance benefits decreased $4.4 million due to decreased exposure. Other health benefits increased $1.1 million during the current period due to an adjustment for current claim trends. Life insurance benefits increased $1.4 million due to increased sales.

Amortization of DAC and VOBA was $15.1 million and $21.4 million for the years ended December 31, 2006 and 2005, respectively. During the fourth quarter of 2005 and 2006, the Company made adjustments to the assumptions for expected future profits for the annuity business. These included changes to the assumptions for lapse rates, interest crediting and investment returns. Amortization expense was reduced by $4.7 million during 2006 as a result of these changes, including $1.3 million in the fourth quarter of 2006. The credit business had a decrease of amortization of $3.2 million due to decreased business. VOBA amortization increased $0.7 million due to the acquisition of DGLIC. DAC amortization in the life segment increased due to increased new business.

Earnings from operations were $14.5 million and $13.9 million for the years ended December 31, 2006 and 2005, respectively.

SAC Holding II

Fiscal 2008 Compared with Fiscal 2007

Listed below are revenues for the major product lines at SAC Holding II for fiscal 2008 and fiscal 2007:

	Year Ended March 31,
	2008 (a)	2007
	(In thousands)
Self-moving equipment rentals	$5,846	$9,225
Self-storage revenues	11,469	19,926
Self-moving and self-storage product and service sales	10,039	16,045
Other revenue	748	1,407
Segment revenue	$28,102	$46,603

(a) Activity for the seven months ended October 2007, prior to deconsolidation.

Revenues in fiscal 2008 decreased $18.5 million, compared with fiscal 2007. Total costs and expenses were $20.2 million in fiscal 2008, compared with $32.7 million in fiscal 2007. Earnings from operations were $7.9 million in fiscal 2008, compared with $13.9 million in fiscal 2007. Each of these decreases was due to the deconsolidation of SAC Holding II effective October 31, 2007.

Fiscal 2007 Compared with Fiscal 2006

Listed below are revenues for the major product lines at SAC Holding II for fiscal 2007 and fiscal 2006:

	Year Ended March 31,
	2007	2006
	(In thousands)
Self-moving equipment rentals	$9,225	$9,498
Self-storage revenues	19,926	18,869
Self-moving and self-storage product and service sales	16,045	16,602
Other revenue	1,407	1,270
Segment revenue	$46,603	$46,239

Total revenues were $46.6 million in fiscal 2007, compared with $46.2 million in fiscal 2006 due primarily to increases in self-storage revenues.

Total costs and expenses were $32.7 million in fiscal 2007, compared with $32.6 million in fiscal 2006.

Earnings from operations were $13.9 million in fiscal 2007, compared with $13.6 million in fiscal 2006.

 Liquidity and Capital Resources

We believe our current capital structure is a positive factor that will enable us to pursue our operational plans and goals, and provide us with sufficient liquidity for the next three to five years. The majority of our obligations currently in place mature at the end of fiscal years 2014, 2015 or 2018. As a result, we believe that our liquidity is sufficient for our current and foreseeable needs. However, there is no assurance that future cash flows will be sufficient to meet our outstanding debt obligations and our other future capital needs.

At March 31, 2008, cash and cash equivalents totaled $206.6 million, compared with $75.3 million on March 31, 2007. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). As of March 31, 2008 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and obligations of each operating segment were:

	Moving & Storage	RepWest (a)	Oxford (a)
	(In thousands)

Cash & cash equivalents	$191,250	$6,848	$8,524
Other financial assets	343,358	402,329	590,320
Debt obligations	1,504,677	-	-

(a) As of December 31, 2007

At March 31, 2008, our Moving and Storage operations (AMERCO, U-Haul and Real Estate) had cash available under existing credit facilities of $164.2 million and were comprised of:

March 31, 2008
(In millions)

Real estate loan (revolving credit)	$100.0
Construction loan (revolving credit)	9.2
Working capital loan (revolving credit)	35.0
Fleet loan (amortizing loan)	20.0
$164.2

A summary of our consolidated cash flows for fiscal 2008, 2007 and 2006 is shown in the table below:

	Year Ended March 31,
	2008	2007	2006
	(In thousands)
Net cash provided by operating activities	$329,287	$350,721	$270,508
Net cash used by investing activities	(357,962)	(517,619)	(258,836)
Net cash provided by financing activities	159,929	87,685	88,018
Effects of exchange rate on cash	96	(974)	(186)
Net cash flow	131,350	(80,187)	99,504
Cash at the beginning of the period	75,272	155,459	55,955
Cash at the end of the period	$206,622	$75,272	$155,459

Cash provided by operating activities decreased $21.4 million in fiscal 2008, compared with fiscal 2007. Operating cash flows for the Moving and Storage segment decreased $7.3 million primarily from the decrease in operating income. The insurance companies had a $13.7 million decrease in operating cash flow primarily due to RepWest; fiscal 2007 included funds received from the exchange of related party assets and the collection of outstanding reinsurance recoverables.

Net cash used in investing activities decreased $159.7 million in fiscal 2008, compared with fiscal 2007. The decrease is due to a reduction in new capital spending on both trucks and real estate combined with increased sales of used trucks and real estate.

Cash provided by financing activities increased $72.2 million in fiscal 2008, as compared to fiscal 2007. The increase is due primarily to increased fleet borrowings combined with a decline in annuity deposit withdrawals at Oxford. These were offset by a $99.8 million increase in debt repayments, $8.9 million in additional debt issuance costs and $8.4 million in additional stock repurchases over the amount repurchased in fiscal 2007.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Self-Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily reflected new rental equipment acquisitions and the buyouts of existing fleet from TRAC leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment, and externally from debt and lease financing. In the future we anticipate that our internally generated funds will be used to service the existing debt and support operations. U-Haul estimates that during fiscal 2009 the Company will reinvest in its truck and trailer rental fleet up to approximately $350.0 million, net of equipment sales. Future fleet investments beyond fiscal 2009 will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2009 investment will be funded largely through external lease financing, along with debt financing and internally from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Financial market conditions can lead to changes in our allocation between debt and lease financing from year to year.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. The Company’s plan for the physical expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. The Company is funding these development projects through construction loans and internally generated funds and expects to invest approximately $140.0 million in these new storage projects. The timing of these projects is dependent upon several factors including the entitlement process, availability of capital, weather, and the identification and/or successful acquisition of target properties. U-Haul's growth plan in self-storage also includes eMove, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment) were $402.8 million, $557.5 million and $322.2 million for fiscal 2008, 2007 and 2006, respectively. During fiscal 2008, 2007 and 2006, the Company entered into $129.1 million, $120.6 million and $350.2 million, respectively, of new equipment operating leases.

Moving and Storage continues to hold significant cash and has access to additional liquidity. Management may invest these funds in our existing operations, expand our product lines or pursue external opportunities in the self-moving and storage market place.

Property and Casualty Insurance

State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, RepWest’s assets are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Stockholder’s equity was $148.6 million, $142.4 million, and $137.4 million at December 31, 2007, 2006, and 2005, respectively. The increase resulted from earnings of $5.9 million and an increase in other comprehensive income of $0.2 million. RepWest paid $27.0 million in dividends to its parent during 2005; payment was effected by a reduction in intercompany accounts. RepWest does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Oxford manages its financial assets to meet policyholder and other obligations including investment contract withdrawals. Oxford’s net withdrawals for the year ending December 31, 2007 were $47.4 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Oxford’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Oxford’s stockholder’s equity was $150.7 million, $136.4 million, and $127.3 million at December 31, 2007, 2006 and 2005, respectively. The increase resulted from earnings of $13.6 million, a $1.7 million increase in other comprehensive income and a decrease of $1.0 million in beginning retained earnings related to the application of FIN 48. Oxford does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Cash Provided from Operating Activities by Operating Segments

Moving and Self-Storage

Cash provided by operating activities was $324.4 million, $331.7 million and $276.1 million in fiscal 2008, 2007 and 2006, respectively. Operating cash flows for the Moving and Storage segment decreased $7.3 million primarily from the decrease in operating income.

Property and Casualty Insurance

Cash provided (used) by operating activities was ($4.0) million, $5.4 million, and ($28.9) million for the years ending December 31, 2007, 2006, and 2005, respectively. The decrease in cash used by operating activities was the result of RepWest’s increasing its gross insurance reserves by $15.0 million, which was offset by $6.0 million increase in net earnings.

RepWest’s cash and cash equivalents and short-term investment portfolios amounted to $79.3 million, $71.9 million, and $106.2 million at December 31, 2007, 2006, and 2005, respectively. This balance reflects funds in transition from maturity proceeds to long term investments. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs. Capital and operating budgets allow RepWest to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Cash provided (used) by operating activities from Oxford were $7.1 million, $11.4 million and ($0.7) million for the years ending December 31, 2007, 2006 and 2005, respectively. The decrease from 2007 compared with 2006 was the result of a $5.0 million principal payment in July 2007 to AMERCO on an intercompany surplus note issued in 1998, as well as $0.7 million in interest. In 2005, the decrease includes the $10.6 million settlement payment related to a lawsuit.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Oxford’s short-term portfolio. At December 31, 2007, 2006 and 2005, cash and cash equivalents and short-term investments amounted to $37.7 million, $41.4 million and $37.0 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

Liquidity and Capital Resources - Summary

We believe we have the financial resources needed to meet our business plans and to meet our business  requirements including capital expenditures for the investment in and expansion of our rental fleet, rental equipment and storage space, working capital requirements, stock repurchase plans and our preferred stock dividend program.

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment operating leases. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings.  Management feels it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing facilities to meet the current and expected needs of the Company over the next several years. At March 31, 2008, we had cash availability under existing credit facilities of $164.2 million. In addition, we believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please refer to Note 9 Borrowings of the Notes to Consolidated Financial Statements.

 Disclosures about Contractual Obligations and Commercial Commitments

The following table provides contractual commitments and contingencies as of March 31, 2008:

		Payment due by Period (as of March 31, 2008)
Contractual Obligations	Total	Prior to 03/31/09	04/01/09 03/31/11	04/01/11 03/31/13	April 1, 2013 and Thereafter
	(In thousands)
Notes and loans payable - Principal	$1,373,894	$108,753	$239,626	$210,705	$814,810
Notes and loans payable - Interest	384,828	68,305	118,125	96,100	102,298
Revolving credit agreements - Principal	130,783	-	30,783	-	100,000
Revolving credit agreements - Interest	52,295	6,277	9,987	9,716	26,315
AMERCO's operating leases	411,744	106,341	169,187	103,405	32,811
Post retirement benefit liability	7,770	530	1,330	1,631	4,279
Total contractual obligations	$2,361,314	$290,206	$569,038	$421,557	$1,080,513

As presented above, contractual obligations on debt and guarantees represent principal payments while contractual obligations for operating leases represent the notional payments under the lease arrangements. Interest on variable rate debt is based on the applicable rate at March 31, 2008 without regard to associated interest rate swaps.

FIN 48 liabilities and interest of $9.8 million is not included above due to uncertainty.

The Company holds insurance liabilities at each of the insurance subsidiaries as well as self-insurance reserves at U-Haul representing expected estimated future obligations. At December 31, 2007, Oxford held $137.7 million of estimated policy benefits and losses, claims and loss expenses payable and $339.2 million of investment contract deposits. At December 31, 2007, RepWest held $291.3 million of estimated policy benefits and losses, claims and loss expenses payable. At March 31, 2008, U-Haul held $365.4 million of estimated self-insurance reserves. These are estimated general obligations of each company and are expected to be funded from future operations and general account investments. The nature of these estimates can lead to variations in the ultimate amount of final settlement.

Off Balance Sheet Arrangements

The Company uses off-balance sheet arrangements where the economics and sound business principles warrant their use.

AMERCO utilizes operating leases for certain rental equipment and facilities with terms expiring substantially through 2014, with the exception of one land lease expiring in 2034. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, AMERCO has guaranteed approximately $165.5 million of residual values at March 31, 2008 for these assets at the end of their respective lease terms. AMERCO has been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of AMERCO’s minimum lease payments and residual value guarantees was $491.9 million at March 31, 2008.

Historically, AMERCO used off-balance sheet arrangements in connection with the expansion of our self-storage business. Refer to Note 19 Related Party Transactions of the Notes to Consolidated Financial Statements. These arrangements were primarily used when the Company’s overall borrowing structure was more limited. The Company does not face similar limitations currently and off-balance sheet arrangements have not been utilized in our self-storage expansion in recent years. In the future, the Company will continue to identify and consider off-balance sheet opportunities to the extent such arrangements would be economically advantageous to the Company and its stockholders.

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury Partners, LP (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”), and Private Mini Storage Realty (“Private Mini”) pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $23.7 million, $23.5 million and $22.5 million from the above mentioned entities during fiscal 2008, 2007 and 2006, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $2.1 million, $2.7 million and $2.7 million in fiscal 2008, 2007 and 2006, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At March 31, 2008, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based on equipment rental revenues. During fiscal 2008, 2007 and 2006, the Company paid the above mentioned entities $36.0 million, $36.6 million and $36.8 million, respectively in commissions pursuant to such dealership contracts.

These agreements along with notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $43.6 million, expenses of $2.1 million and cash flows of $68.8 million during fiscal 2008. Revenues and commission expenses related to the Dealer Agreements were $170.0 million and $36.0 million, respectively.

During fiscal 2008, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. The Company does not have an equity ownership interest in SAC Holdings. The Company recorded interest income of $18.6 million, $19.2 million and $19.4 million and received cash interest payments of $19.2 million, $44.5 million and $11.2 million from SAC Holdings during fiscal 2008, 2007 and 2006, respectively. The cash interest payments for fiscal 2007 included a payment to significantly reduce the outstanding interest receivable from SAC Holdings. The largest aggregate amount of notes receivable outstanding during fiscal 2008 was $203.7 million and the aggregate notes receivable balance at March 31, 2008 was $198.1 million. In accordance with the terms of these notes, SAC Holdings may repay the notes without penalty or premium.

Fiscal 2009 Outlook

In fiscal 2009, we are focused on increasing transaction volume and improving pricing, product mix and utilization for self-moving equipment rentals. Investing in our truck fleet is a key initiative to reach this goal.  During fiscal 2008, the Company acquired over 21,000 new trucks. Our plans include manufacturing additional box trucks and maintaining our pick-up and cargo van fleet, resulting in a similar amount of new trucks in fiscal 2009. This investment is expected to increase the number of rentable equipment days available to meet our customer demands and to reduce future spending on repair costs and equipment downtime. Revenue growth in the U-Move program could continue to be adversely impacted should we fail to execute in any of these areas.

We are also working towards increasing our storage occupancy at existing sites, adding new eMove Storage Affiliates and building new locations. We believe that additional occupancy gains in our current portfolio of locations can be realized in fiscal 2009. While the Company saw increased storage revenue in fiscal 2008 due to pricing, this trend may not continue. The Company continues to evaluate new moving and storage opportunities in the market place including portable storage.

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

Quarterly Results (unaudited)

The quarterly results shown below are derived from unaudited financial statements for the eight quarters beginning April 1, 2006 and ending March 31, 2008. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, such results. Moving and Storage operations are seasonal and proportionally more of the Company’s revenues and net earnings from its Moving and Storage operations are generated in the first and second quarters of each fiscal year (April through September). The operating results for the periods presented are not necessarily indicative of results for any future period.

	Quarter Ended
	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
	(In thousands, except for share and per share data)
Total revenues	$432,960	$465,496	$596,388	$554,330
Earnings (loss) from operations	(5,822)	8,359	109,126	92,059
Net earnings (loss)	(14,048)	(10,394)	50,474	41,752
Earnings (loss) available to common shareholders	(17,288)	(13,635)	47,233	38,511
Weighted average common shares outstanding: basic and diluted	19,544,707	19,746,237	19,733,755	19,937,152
Earnings (loss) per common share: Basic and diluted	$(0.85)	$(0.69)	$2.39	$1.93

	Quarter Ended
	March 31, 2007	December 31, 2006 (a)	September 30, 2006 (a), (b)	June 30, 2006 (a)
	(In thousands, except for share and per share data)
Total revenues	$441,846	$463,329	$601,682	$562,441
Earnings (loss) from operations	(9,094)	8,146	126,133	110,043
Net earnings (loss)	(15,660)	(9,551)	60,418	55,346
Earnings (loss) available to common shareholders	(18,900)	(12,792)	57,177	52,105
Weighted average common shares outstanding: basic and diluted	20,682,087	20,922,433	20,910,204	20,897,688
Earnings (loss) per common share: Basic and diluted	$(0.89)	$(0.61)	$2.73	$2.49

(a) The retroactive adoption of SAB 108 had the effect of decreasing operating and net earnings from amounts previously reported by $0.1 million for each of the first three quarters of fiscal 2007. The Company determined that the adjustment would not be material in any specific period and therefore did not restate historical financial statements.

(b) The second quarter fiscal 2007 included a non-recurring amortization of $7.0 million, pre-tax on deferred charges related to a refinancing.

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

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate

$95,447,770	(a), (b)	(5,502,082)	5/10/2006	4/10/2012	5.06%	1 Month LIBOR
105,719,349	(a), (b)	(7,415,913)	10/10/2006	10/10/2012	5.57%	1 Month LIBOR
34,981,772	(a)	(2,749,898)	7/10/2006	7/10/2013	5.67%	1 Month LIBOR
284,166,667	(a)	(31,700,119)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
23,625,000	(a)	(1,626,030)	2/12/2007	2/10/2014	5.24%	1 Month LIBOR
16,000,000	(a)	(959,438)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
16,000,000	(a)	(1,083,397)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR

(a) interest rate swap agreement
(b) forward swap

As of March 31, 2008, the Company had approximately $704.6 million of variable rate debt obligations.  If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $1.3 million annually (after consideration of the effect of the above derivative contracts).

Additionally, our insurance subsidiaries’ fixed income investment portfolios expose the Company to interest rate risk. This interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. As part of our insurance companies’ asset and liability management, actuaries estimate the cash flow patterns of our existing liabilities to determine their duration. These outcomes are compared to the characteristics of the assets that are currently supporting these liabilities assisting management in determining an asset allocation strategy for future investments that management believes will mitigate the overall effect of interest rates.

 Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.4%, 4.4% and 4.0% of our revenue in fiscal 2008, 2007 and 2006, respectively were generated in Canada. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material. We typically do not hedge any foreign currency risk since the exposure is not considered material.

Item 8.    Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting and Consolidated Financial Statements of AMERCO and its consolidated subsidiaries including the notes to such statements and the related schedules are set forth on pages F-3 through F-59 and are incorporated herein.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Attached as exhibits to this Form 10-K are certifications of the registrants’ Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This "Controls and Procedures" section includes information concerning the controls and controls evaluation referred to in the certifications.

Following this discussion is the report of BDO Seidman, LLP, our independent registered public accounting firm, regarding its audit of AMERCO’s internal control over financial reporting as set forth below in this section. This section should be read in conjunction with the certifications and the BDO Seidman, LLP report for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the CEO and CAO, conducted an evaluation of the effectiveness of the design and operation of the Company’s "disclosure controls and procedures" (as such term is defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (“Disclosure Controls”) as of the end of the period covered by this Form 10-K. Our Disclosure Controls are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CAO, as appropriate to allow timely decisions regarding required disclosure. Based upon the controls evaluation, our CEO and CAO have concluded that as of the end of the period covered by this Form 10-K, our Disclosure Controls were effective related to the above stated design purposes.

Inherent Limitations on Effectiveness of Controls

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

Management assessed our internal control over financial reporting as of March 31, 2008, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by our Internal Audit organization and our Finance organization.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, BDO Seidman, LLP, has audited the Company's internal control over financial reporting and has issued their report, which is included below.

Item 9B.    Other Information

On April 10, 2008, U-Haul International, Inc. and two of its subsidiaries entered into an amortizing term loan for the purchase of new rental trucks of up to $20.0 million in fiscal 2009.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
AMERCO
Reno, Nevada

We have audited AMERCO and consolidated subsidiaries’ (the “Company”)  internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, other comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2008 and our report dated June 2, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Phoenix, Arizona
June 2, 2008

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required to be disclosed under this Item 10 is incorporated herein by reference to AMERCO’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of the 2008 fiscal year.

The Company has adopted a code of ethics that applies to all directors, officers and employees of the Company, including the Company’s principal executive officer and principal accounting officer. A copy of our Code of Ethics is posted on the AMERCO home page at www.amerco.com.  We intend to satisfy the disclosure requirements of Form 8-K regarding any amendment to, or waiver from, a provision of this code of ethics by posting such information on the Company’s website, at the web address and location specified above, unless otherwise required to file a Form 8-K by Nasdaq rules and regulations.

Item 11.    Executive Compensation

The information required to be disclosed under this Item 11 is incorporated herein by reference to AMERCO’s definitive proxy statement, which will be filed with the commission within 120 days after the close of the 2008 fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required to be disclosed under this Item 12 is incorporated herein by reference to AMERCO’s definitive proxy statement, which will be filed with the commission within 120 days after the close of the 2008 fiscal year.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed under this Item 13 is incorporated herein by reference to AMERCO’s definitive proxy statement, which will be filed with the commission within 120 days after the close of the 2008 fiscal year.

Item 14.    Principal Accounting Fees and Services

The information required to be disclosed under this Item 14 is incorporated herein by reference to AMERCO’s definitive proxy statement, which will be filed with the commission within 120 days after the close of the 2008 fiscal year.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

Page No.
1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm	F-1
	Independent Auditors' Report	F-2
	Consolidated Balance Sheets - March 31, 2008 and 2007	F-3
	Consolidated Statements of Operations - Years Ended March 31, 2008, 2007, and 2006	F-4
	Consolidated Statements of Changes in Stockholders' Equity - Years Ended March 31, 2008, 2007, and 2006	F-5
	Consolidated Statement of Comprehensive Income (Loss) - Years Ended March 31, 2008, 2007 and 2006	F-6
	Consolidated Statement of Cash Flows - Years Ended March 31, 2008, 2007 and 2006	F-7
	Notes to Consolidated Financial Statements	F-8 - F-53
2.	Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 15:
	Condensed Financial Information of AMERCO - Schedule 1	F-54 - F-57
	Valuation and Qualifying Accounts - Schedule II	F-58
	Supplemental Information (For Property-Casualty Insurance Underwriters) - Schedule V	F-59

All other schedules are omitted as the required information is not applicable or the information is presented in the financial statements or related notes thereto.

(b) Exhibits:

Exhibit Number	Description	Page or Method of Filing
2.1	Joint Plan of Reorganization of AMERCO and AMERCO Real Estate Company	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed October 20, 2003, file no. 1-11255
2.2	Disclosure Statement Concerning the Debtors’ Joint Plan of Reorganization	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed October 20, 2003, file no. 1-11255
2.3	Amended Joint Plan of Reorganization of AMERCO and AMERCO Real Estate Company	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, file no. 1-11255
3.1	Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Registration Statement on form S-4 filed March 30, 2004, file no. 1-11255
3.2	Restated By-Laws of AMERCO	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, file no. 1-11255
3.3	Amendment to Restated By-Laws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on December 5, 2007, file no. 1-11255
4.3	Indenture dated as of March 15, 2004, among SAC Holding Corporation and SAC Holding II Corporation and Law Debenture Trust Company of New York	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on March 26, 2004, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
4.4	Rights Agreement, dated as of August 7, 1998	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, file no. 1-11255
4.5	Termination of Rights Agreement, dated as of March 5, 2008	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on March 11, 2008, file no. 1-11255
10.1*	AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1993, file no. 1-11255
10.1A*	First Amendment to the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2000, file no. 1-11255
10.3
SAC Participation and Subordination Agreement, dated as of March 15, 2004 among SAC Holding Corporation, SAC Holding II Corporation, AMERCO, U-Haul International, Inc., and Law Debenture Trust Company of New York
Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on March 26, 2004, file no. 1-11255
10.5	U-Haul Dealership Contract	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year end March 31, 1993, file no. 1-11255
10.6	Share Repurchase and Registration Rights Agreement with Paul F. Shoen	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1993, file no. 1-11255
10.7	ESOP Loan Credit Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.8	ESOP Loan Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.9	Trust Agreement for the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.10	Amended Indemnification Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.11	Indemnification Trust Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.13	Management Agreement between Four SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1997, file no. 1-11255
10.17	Management Agreement between Five SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1999, file no. 1-11255
10.31	Management Agreement between Eighteen SAC Self-Storage Corporation and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.32	Management Agreement between Nineteen SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
10.33	Management Agreement between Twenty SAC Self-Storage Corporation and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.34	Management Agreement between Twenty-One SAC Self-Storage Corporation and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.35	Management Agreement between Twenty-Two SAC Self-Storage Corporation and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.36	Management Agreement between Twenty-Three SAC Self-Storage Corporation and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.37	Management Agreement between Twenty-Four SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.38	Management Agreement between Twenty-Five SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.39	Management Agreement between Twenty-Six SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.40	Management Agreement between Twenty-Seven SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.48	Amended and Restated Promissory Note between SAC Holding Corporation and U-Haul International, Inc. (in an aggregate principal amount up to $47,500,000)	Incorporated by reference to AMERCO’s Form S-4 Registration Statement, no. 333-114042
10.49	Amended and Restated Promissory Note between SAC Holding Corporation and U-Haul International, Inc. (in an aggregate principal amount up to $76,000,000)	Incorporated by reference to AMERCO’s Form S-4 Registration Statement, no. 333-114042
10.50	Property Management Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2004, file no. 1-11255
10.51	Property Management Agreements among Three-A through Three-D SAC Self-Storage Limited Partnership and the subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.52	U-Haul Dealership Contract between U-Haul Leasing & Sales Co., and U-Haul Moving Partners, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.53	Property Management Agreement between Mercury Partners, LP, Mercury 99, LLC and U-Haul Self-Storage Management (WPC), Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.54	Property Management Agreement between Three-SAC Self-Storage Corporation and U-Haul Co. (Canada), Ltd.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
10.56	Property Management Agreement among subsidiaries of U-Haul International and Galaxy Storage Two, L.P.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, file no. 1-11255
10.58	Merrill Lynch Commitment Letter (re first mortgage loan)	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 13, 2005, file no. 1-11255
10.61	Morgan Stanley Commitment Letter	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 13, 2005, file no. 1-11255
10.62	Merrill Lynch Commitment Letter (re loan to Amerco Real Estate Company)	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 13, 2005, file no. 1-11255
10.64	Refinance Closing Docs	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
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
Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.69	Form of Mortgage, Security Agreement, Assignment of Rents and Fixture Filing, dated June 8, 2005 in favor of Morgan Stanley Mortgage Capital Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.70	Form of Promissory Note, dated June 8, 2005, in favor of Morgan Stanley Mortgage Capital Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.71	Form of Mortgage, Security Agreement, Assignment of Rents and Fixture Filing, dated June 8, 2005, in favor of Merrill Lynch Mortgage Lending, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.72	Form of Promissory Note, dated June 8, 2005, in favor of Merrill Lynch Mortgage Lending, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.78	Property Management Agreement between Subsidiaries of U-Haul and Five SAC RW MS, LLC., dated August 17, 2005.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
10.79	Credit agreement, dated November 10, 2005, among U-Haul Leasing & Sales Co., U-Haul Company of Arizona and U-Haul International, Inc. and Merrill Lynch Commercial Finance Corporation.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed November 17, 2005, file no. 1-11255
10.80	Property Management Agreement between Subsidiaries of U-Haul and Five SAC 905, LLC., dated September 23, 2005.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, file no. 1-11255
10.81	Property Management Agreements between Subsidiaries of U-Haul and subsidiaries of PM Partners, LP, dated June 25, 2005.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.82	Promissory note, dated December 1, 2005, by Private Mini Storage Realty, LP in favor of AMERCO.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.83	Promissory note dated December 1, 2005 by PMSI Investments, LP in favor of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.84	Property Management Agreements between Subsidiaries of U-Haul and subsidiaries of PM Preferred Properties, LP., dated June 25, 2005	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.85	Credit Agreement executed June 7, 2006, among U-Haul Leasing & Sales Co., U-Haul Co. of Arizona and U-Haul International, Inc. and BTMU Capital Corporation.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.86	Security and Collateral Agreement executed June 7, 2006, by U-Haul International, Inc., U-Haul Leasing and Sales Co., U-Haul Co. of Arizona, BTMU Capital Corporation, and Orange Truck Trust 2006	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.87	Guarantee executed June 7, 2006, made by U-Haul International, Inc. and AMERCO in favor of BTMU Capital Corp. and Orange Truck Trust 2006.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.89
First Amendment to Security Agreement (New Truck Term Loan Facility) executed June 7, 2006, among U-Haul Leasing and Sales Co., U-Haul Co. of Arizona, and U-Haul International, Inc., in favor of Merrill Lynch Commercial Finance Corp.
Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.90	Credit Agreement dated June 6, 2006, among U-Haul Leasing and Sales Co., U-Haul Co. of Arizona, and U-Haul International, Inc., and HVB	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.91	Security Agreement dated June 6, 2006, among U-Haul Leasing and Sales Co., U-Haul Co. of Arizona, and U-Haul International, Inc. in favor of HVB	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.92	Guarantee dated June 6, 2006, made by U-Haul International, Inc. in favor of HVB	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
10.93	Stockholder Agreement dated June 30, 2006 between Edward J. Shoen, James P. Shoen, Mark V. Shoen, Rosmarie T. Donovan, as Trustee, and Southwest Fiduciary, Inc., as Trustee	Incorporated by reference to Exhibit 99.2, filed with the Schedule 13-D, filed on July 13, 2006, file number 5-39669
10.94
Amendment No. 1 to the Amended and Restated Credit Agreement and Security Agreement, dated as of August 18, 2006, to the Amended and Restated Credit Agreement, dated as of June 8, 2005, among Amerco Real Estate Company of Texas, Inc., Amerco Real Estate Company of Alabama, Inc., U-Haul Co. of Florida, Inc., U-Haul International, Inc. and the Marketing Grantors named therein in favor of Merrill Lynch Commercial Financial Corp.
Incorporated by reference to AMERCO’s Current Report on Form 8-K filed August 23, 2006, file no. 1-11255
10.95	Stockholder Agreement dated March 9, 2007 between Edward J. Shoen, James P. Shoen, Mark V. Shoen, Rosmarie T. Donovan, as Trustee, and Adagio Trust Company, as Trustee	Incorporated by reference to Exhibit 99.2, filed with the Schedule 13-D, filed on March 9, 2007, file number 5-39669
10.96
Amended and Restated Credit Agreement, dated as of March 12, 2007, to the Credit Agreement, dated as of June 28, 2005, among U-Haul Leasing & Sales Co., U-Haul Company of Arizona and U-Haul International, Inc. and Merrill Lynch Commercial Finance Corporation.
Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2007, file no. 1-11255
10.97
Amended and Restated Security Agreement, dated as of March 12, 2007, to the Security Agreement, dated June 28, 2005, among U-Haul Leasing & Sales Co., U-Haul Company of Arizona and U-Haul International, Inc. in favor of Merrill Lynch Commercial Finance Corporation.
Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2007, file no. 1-11255
10.98
2007-1 BOX TRUCK BASE INDENTURE, dated as of June 1, 2007, among U-HAUL S FLEET, LLC, a special purpose limited liability company established under the laws of Nevada, 2007 TM-1, LLC, a special purpose limited liability company established under the laws of Nevada, 2007 DC-1, LLC, a special purpose limited liability company established under the laws of Nevada, and 2007 EL-1, LLC, a special purpose limited liability company established under the laws of Nevada, as co-issuers (each an “Issuer” and collectively, the “Issuers”), and U.S. BANK NATIONAL ASSOCIATION, a national banking association, as trustee (in such capacity, the “Trustee”).
Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2007, file no. 1-11255
10.99	SCHEDULE I TO 2007-1 BOX TRUCK BASE INDENTURE, dated as of June 1, 2007.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2007, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
10.100
SERIES 2007-1 SUPPLEMENT, dated as of June 1, 2007 (this “Series Supplement”), among U-HAUL S FLEET, LLC, a special purpose limited liability company established under the laws of Nevada, 2007 TM-1, LLC, a special purpose limited liability company established under the laws of Nevada, 2007 DC-1, LLC, a special purpose limited liability company established under the laws of Nevada, and 2007 EL-1, LLC, a special purpose limited liability company established under the laws of Nevada, as co-issuers (each an “Issuer” and collectively, the “Issuers”), and U.S. BANK NATIONAL ASSOCIATION, a national banking association, as trustee (in such capacity, and together with its successors in trust thereunder as provided in the 2007-1 Base Indenture referred to below, the “Trustee”) and as securities intermediary, to the 2007-1 Box Truck Base Indenture, dated as of the date hereof, among the Issuers and the Trustee (as amended, modified, restated or supplemented from time to time, exclusive of Series Supplements creating a new Series of Notes, the “2007-1 Base Indenture”).
Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2007, file no. 1-11255
10.101
CARGO VAN/PICK-UP TRUCK BASE INDENTURE, dated as of June 1, 2007, among U-HAUL S FLEET, LLC, a special purpose limited liability company established under the laws of Nevada, 2007 BE-1, LLC, a special purpose limited liability company established under the laws of Nevada, and 2007 BP-1, LLC, a special purpose limited liability company established under the laws of Nevada, as co-issuers (each an “Issuer” and collectively, the “Issuers”), and U.S. BANK NATIONAL ASSOCIATION, a national banking association, as trustee (in such capacity, the “Trustee”).
Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2007, file no. 1-11255
10.102	SCHEDULE I TO CARGO VAN/PICK-UP TRUCK BASE INDENTURE, dated as of June 1, 2007.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2007, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
10.103
SERIES 2007-1 SUPPLEMENT, dated as of June 1, 2007 (this “Series Supplement”), among U-HAUL S FLEET, LLC, a special purpose limited liability company established under the laws of Nevada, 2007 BE-1, LLC, a special purpose limited liability company established under the laws of Nevada, and 2007 BP-1, LLC, a special purpose limited liability company established under the laws of Nevada, as co-issuers (each an “Issuer” and collectively, the “Issuers”), and U.S. BANK NATIONAL ASSOCIATION, a national banking association, as trustee (in such capacity, and together with its successors in trust thereunder as provided in the Base Indenture referred to below, the “Trustee”) and securities intermediary, to the Cargo Van/Pick-Up Truck Base Indenture, dated as of the date hereof, among the Issuers and the Trustee (as amended, modified, restated or supplemented from time to time, exclusive of Series Supplements creating a new Series of Notes, the “Base Indenture”).
Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2007, file no. 1-11255
10.104	Amended and restated Property Management Agreement among Six-A SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.105	Amended and restated Property Management Agreement among Six-B SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.106	Amended and restated Property Management Agreement among Six-C SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.107	Amended and restated Property Management Agreement among Eight SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.108	Amended and restated Property Management Agreement among Nine SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.109	Amended and restated Property Management Agreement among Ten SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.110	Amended and restated Property Management Agreement among Eleven SAC Self-Storage Corporation and Eleven SAC Self-Storage Odenton, Inc. and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
10.111	Amended and restated Property Management Agreement among Twelve SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.112	Amended and restated Property Management Agreement among Thirteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.113	Amended and restated Property Management Agreement among Fourteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.114	Amended and restated Property Management Agreement among Fifteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.115	Amended and restated Property Management Agreement among Sixteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.116	Amended and restated Property Management Agreement among Seventeen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.117	Promissory Note. SAC Holding Corporation, a Nevada corporation ("Borrower"), pay to U-Haul International, Inc., a Nevada corporation	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.118
Omnibus Termination and Release (Aged Truck Revolving Loan Facility), dated February 8, 2008 among U-Haul Leasing & Sales Co., U-Haul Co. of Arizona and U-Haul International, Inc. and Merrill Lynch Commercial Finance Corporation
Incorporated by reference to AMERCO’s Current Report on Form 8-K filed February 13, 2008, file no. 1-11255
14	Code of Ethics	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 5, 2004, file no. 1-11255
21	Subsidiaries of AMERCO	Filed herewith
23.1	Consent of BDO Seidman, LLP	Filed herewith
23.2	Consent of Semple, Marchal and Cooper, LLP	Filed herewith
24	Power of Attorney	Refer to signature page
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Accounting Officer of AMERCO	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

Exhibit Number	Description	Page or Method of Filing
32.2	Certificate of Jason A. Berg, Chief Accounting Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

* Indicates compensatory plan arrangement.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
AMERCO
Reno, Nevada

We have audited the accompanying consolidated balance sheets of AMERCO and consolidated subsidiaries (the “Company”) as of March 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity, other comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2008. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index.  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.  We did not audit the financial statements of SAC Holding II Corporation, which statements reflect total assets of $148.1 million as of March 31, 2007, and total revenues of $28.1 million for the seven month period ended October 31, 2007, and $46.6 million, and $46.2 for each of the two years in the period ended March 31, 2007, respectively.  Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such consolidated entity, is based solely on the reports of other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in the notes to the consolidated financial statements, the Company: (1) effective April 1, 2007 adopted the recognition and measurement provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (2) effective March 31, 2007, began to recognize the funded status of its defined benefit plan in its consolidated balance sheets and changed the measurement date for defined benefit plan assets and liabilities to coincide with its year end to conform to Standard of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R), and (3) effective March 31, 2007, changed their method for quantifying errors based on SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

As discussed in note 2 to the consolidated financial statements, the Company deconsolidated SAC Holding II Corporation in November 2007, which was accounted for as a distribution to the sole shareholder of SAC Holding II Corporation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 2, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Phoenix, Arizona

June 2, 2008

Independent Auditors’ Report

Board of Directors and Stockholder
SAC Holding II Corporation
(A Wholly-Owned Subsidiary of Blackwater Investments, Inc.)

We have audited the accompanying consolidated balance sheets of SAC Holding II Corporation (A Wholly-Owned Subsidiary of Blackwater Investments, Inc.) as of October 31, 2007 and March 31, 2007 and the related consolidated statements of operations, stockholder’s deficit, and cash flows for the seven months ended October 31, 2007 and the years ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SAC Holding II Corporation (A Wholly-Owned Subsidiary of Blackwater Investments, Inc.) as of October 31, 2007 and March 31, 2007 and the results of its operations, stockholder’s deficit and its cash flows for the seven months ended October 31, 2007 and the years ended March 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Semple, Marchal & Cooper, LLP

Phoenix, Arizona
May 29, 2008

AMERCO AND CONSOLIDATED ENTITIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	2007
	(In thousands)
ASSETS
Cash and cash equivalents	$206,622	$75,272
Reinsurance recoverables and trade receivables, net	201,116	184,617
Notes and mortgage receivables, net	2,088	1,669
Inventories, net	65,349	67,023
Prepaid expenses	56,159	52,080
Investments, fixed maturities and marketable equities	633,784	681,801
Investments, other	185,591	178,699
Deferred policy acquisition costs, net	35,578	44,514
Other assets	131,138	95,123
Related party assets	303,886	245,179
	1,821,311	1,625,977
Property, plant and equipment, at cost:
Land	208,164	202,917
Buildings and improvements	859,882	802,289
Furniture and equipment	309,960	301,751
Rental trailers and other rental equipment	205,572	200,208
Rental trucks	1,734,425	1,604,123
SAC Holding II - property, plant and equipment	-	80,349
	3,318,003	3,191,637
Less: Accumulated depreciation	(1,306,827)	(1,294,566)
Total property, plant and equipment	2,011,176	1,897,071
Total assets	$3,832,487	$3,523,048
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$292,526	$251,197
AMERCO's notes and loans payable	1,504,677	1,181,165
SAC Holding II notes and loans payable, non-recourse to AMERCO	-	74,887
Policy benefits and losses, claims and loss expenses payable	789,374	768,751
Liabilities from investment contracts	339,198	386,640
Other policyholders' funds and liabilities	10,467	10,563
Deferred income	11,781	16,478
Deferred income taxes	126,033	113,170
Related party liabilities	-	2,099
Total liabilities	3,074,056	2,804,950
Commitments and contingencies (notes 9, 15,16, 17 and 19)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and outstanding as of March 31, 2008 and 2007	-	-
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of March 31, 2008 and 2007	-	-
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
none issued as of March 31, 2008 and March 31, 2007	-	-
Common stock of $0.25 par value, 150,000,000 shares authorized; 41,985,700
issued as of March 31, 2008 and March 31, 2007	10,497	10,497
Additional paid-in capital	419,370	375,412
Accumulated other comprehensive loss	(55,279)	(41,779)
Retained earnings	915,415	849,300
Cost of common shares in treasury, net (22,354,386 and 21,440,387 shares as of
March 31, 2008 and 2007)	(524,677)	(467,198)
Unearned employee stock ownership plan shares	(6,895)	(8,134)
Total stockholders' equity	758,431	718,098
Total liabilities and stockholders' equity	$3,832,487	$3,523,048

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2008	2007	2006
	(In thousands, except share and per share data)
Revenues:
Self-moving equipment rentals	$1,451,292	$1,462,470	$1,489,429
Self-storage revenues	122,248	126,424	119,742
Self-moving and self-storage products and service sales	217,798	224,722	223,721
Property management fees	22,820	21,154	21,195
Life insurance premiums	111,996	120,399	118,833
Property and casualty insurance premiums	28,388	24,335	26,001
Net investment and interest income	62,110	59,696	48,279
Other revenue	32,522	30,098	40,325
Total revenues	2,049,174	2,069,298	2,087,525
Costs and expenses:
Operating expenses	1,077,108	1,080,412	1,082,158
Commission expenses	167,945	162,899	165,961
Cost of sales	120,210	117,648	113,135
Benefits and losses	111,195	118,725	117,160
Amortization of deferred policy acquisition costs	13,181	17,138	24,261
Lease expense	133,931	147,659	136,652
Depreciation, net of (gains) losses on disposals	221,882	189,589	142,817
Total costs and expenses	1,845,452	1,834,070	1,782,144
Earnings from operations	203,722	235,228	305,381
Interest expense	(101,420)	(82,436)	(69,481)
Fees and amortization on early extinguishment of debt	-	(6,969)	(35,627)
Pretax earnings	102,302	145,823	200,273
Income tax expense	(34,518)	(55,270)	(79,119)
Net earnings	67,784	90,553	121,154
Less: Preferred stock dividends	(12,963)	(12,963)	(12,963)
Earnings available to common shareholders	$54,821	$77,590	$108,191
Basic and diluted earnings per common share	$2.78	$3.72	$5.19
Weighted average common shares outstanding: Basic and diluted	19,740,571	20,838,570	20,857,108

Related party revenues for fiscal 2008, 2007 and 2006, net of eliminations, were $42.5 million, $33.5 million and $32.6 million, respectively.

Related party costs and expenses for fiscal 2008, 2007 and 2006, net of eliminations, were $31.8 million, $28.0 million and $29.2 million, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Description	Series A Common Stock, $0.25 Par Value	Common Stock, $0.25 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Stock	Less: Unearned Employee Stock Ownership Plan Shares	Total Stockholders' Equity
	(In thousands)
Balance as of March 31, 2005	$929	$9,568	$350,344	$(24,612)	$665,593	$(418,092)	$(10,891)	$572,839
Increase in market value of released ESOP shares and release of unearned ESOP shares	-	-	2,955	-	-	-	1,553	4,508
Foreign currency translation, net of tax	-	-	-	(903)	-	-	-	(903)
Unrealized loss on investments, net of tax	-	-	-	(7,968)	-	-	-	(7,968)
Fair market value of cash flow hedges, net of tax	-	-	-	4,581	-	-	-	4,581
Net earnings	-	-	-	-	121,154	-	-	121,154
Preferred stock dividends: Series A ($2.13 per share for fiscal 2006)	-	-	-	-	(12,963)	-	-	(12,963)
Contribution from related party	-	-	14,356	-	-	-	-	14,356
Net activity	-	-	17,311	(4,290)	108,191	-	1,553	122,765
Balance as of March 31, 2006	$929	$9,568	$367,655	$(28,902)	$773,784	$(418,092)	$(9,338)	$695,604
Adjustment to initially apply SAB 108, net of tax	-	-	-	-	(1,926)	-	-	(1,926)
Adjustment to initially apply FASB Statement No. 158, net of tax	-	-	-	(153)	(148)	-	-	(301)
Increase in market value of released ESOP shares and release of unearned ESOP shares	-	-	3,265	-	-	-	1,204	4,469
Foreign currency translation, net of tax	-	-	-	(1,919)	-	-	-	(1,919)
Unrealized loss on investments, net of tax	-	-	-	(1,072)	-	-	-	(1,072)
Fair market value of cash flow hedges, net of tax	-	-	-	(9,733)	-	-	-	(9,733)
Net earnings	-	-	-	-	90,553	-	-	90,553
Preferred stock dividends: Series A ($2.13 per share for fiscal 2007)	-	-	-	-	(12,963)	-	-	(12,963)
Exchange of shares	(929)	929	-	-	-	-	-	-
Treasury stock	-	-	-	-	-	(49,106)	-	(49,106)
Contribution from related party	-	-	4,492	-	-	-	-	4,492
Net activity	(929)	929	7,757	(12,877)	75,516	(49,106)	1,204	22,494
Balance as of March 31, 2007	$-	$10,497	$375,412	$(41,779)	$849,300	$(467,198)	$(8,134)	$718,098
Adjustment to initially apply FIN 48	-	-	-	-	6,826	-	-	6,826
Increase in market value of released ESOP shares and release of unearned ESOP shares	-	-	2,379	-	-	-	1,239	3,618
Foreign currency translation, net of tax	-	-	-	8,583	-	-	-	8,583
Unrealized gain on investments, net of tax	-	-	-	1,946	-	-	-	1,946
Fair market value of cash flow hedges, net of tax	-	-	-	(25,473)	-	-	-	(25,473)
Adjustment to post retirement benefit obligation	-	-	-	1,444	-	-	-	1,444
Net earnings	-	-	-	-	67,784	-	-	67,784
Preferred stock dividends: Series A ($2.13 per share for fiscal 2008)	-	-	-	-	(12,963)	-	-	(12,963)
Treasury stock	-	-	-	-	-	(57,479)	-	(57,479)
Contribution from related party	-	-	46,071	-	-	-	-	46,071
SAC Holding II Corporation distribution	-	-	(4,492)	-	4,468	-	-	(24)
Net activity	-	-	43,958	(13,500)	66,115	(57,479)	1,239	40,333
Balance as of March 31, 2008	$-	$10,497	$419,370	$(55,279)	$915,415	$(524,677)	$(6,895)	$758,431

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended March 31,
	2008	2007	2006
	(In thousands)

Comprehensive income (loss):
Net earnings	$67,784	$90,553	$121,154
Other comprehensive income (loss), net of tax:
Foreign currency translation	8,583	(1,919)	(903)
Unrealized gain (loss) on investments, net	1,946	(1,072)	(7,986)
Fair market value of cash flow hedges	(25,473)	(9,733)	4,581
Postretirement benefit obligation gain (loss)	1,444	(153)	-
Total comprehensive income	$54,284	$77,676	$116,846

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net earnings	$67,784	$90,553	$121,154
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	227,798	186,106	133,572
Amortization of deferred policy acquisition costs	13,181	17,138	24,261
Change in allowance for losses on trade receivables	76	49	(183)
Change in allowance for losses on mortgage notes	(39)	(40)	(2,230)
Provision for inventory reserves	2,746	2,679	2,458
Net (gain) loss on sale of real and personal property	(5,916)	3,483	9,245
Net loss on sale of investments	292	622	2,408
Write-off of unamortized debt issuance costs	-	6,969	13,629
Deferred income taxes	(10,031)	6,972	28,429
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(16,576)	48,907	10,661
Inventories	(2,445)	(4,761)	(3,596)
Prepaid expenses	(4,338)	(8,205)	(28,809)
Capitalization of deferred policy acquisition costs	(7,479)	(8,168)	(12,110)
Other assets	3,293	2,929	(1,457)
Related party assets	33,032	8,616	(8,090)
Accounts payable and accrued expenses	22,904	22,658	36,596
Policy benefits and losses, claims and loss expenses payable	20,664	(40,169)	(4,918)
Other policyholders' funds and liabilities	(96)	2,709	(3,908)
Deferred income	(3,996)	1,266	(2,588)
Related party liabilities	(11,567)	10,408	(44,016)
Net cash provided by operating activities	329,287	350,721	270,508

Cash flow from investment activities:
Purchase of:
Property, plant and equipment	(570,210)	(648,344)	(344,382)
Short term investments	(245,345)	(249,392)	(534,106)
Fixed maturity investments	(83,651)	(109,672)	(260,138)
Equity securities	(31)	-	-
Preferred stock	(770)	-	-
Real estate	(3,098)	-	-
Mortgage loans	(14,057)	(10,725)	(8,868)
Proceeds from sales of:
Property, plant and equipment	166,386	89,672	59,960
Short term investments	246,175	276,690	600,850
Fixed maturity investments	131,793	116,858	159,616
Equity securities	46	-	6,769
Cash received in excess of purchase of company acquired	-	1,235	-
Preferred stock	5,625	1,225	11,650
Real estate	912	6,870	36,388
Mortgage loans	8,146	7,062	11,762
Payments from notes and mortgage receivables	117	902	1,663
Net cash used by investing activities	(357,962)	(517,619)	(258,836)

Cash flow from financing activities:
Borrowings from credit facilities	616,710	410,189	1,277,047
Principal repayments on credit facilties	(295,387)	(196,072)	(1,093,342)
Debt issuance costs	(11,976)	(3,058)	(29,588)
Leveraged Employee Stock Ownership Plan - Repayment from loan	1,239	1,204	1,553
Treasury stock repurchases	(57,478)	(49,106)	-
Securitization deposits	(32,775)	-	-
Preferred stock dividends paid	(12,963)	(12,963)	(12,963)
Investment contract deposits	18,077	16,695	20,322
Investment contract withdrawals	(65,518)	(79,204)	(75,011)
Net cash provided by financing activities	159,929	87,685	88,018

Effects of exchange rate on cash	96	(974)	(186)

Increase (decrease) in cash and cash equivalents	131,350	(80,187)	99,504
Cash and cash equivalents at the beginning of period	75,272	155,459	55,955
Cash and cash equivalents at the end of period	206,622	$75,272	$155,459

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

AMERCO has a fiscal year that ends on the 31st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31st of December for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations.  The Company discloses any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2007, 2006 and 2005 correspond to fiscal 2008, 2007 and 2006 for AMERCO.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars. Certain amounts reported in previous years have been reclassified to conform to the current presentation.

Note 2: Principles of Consolidation

The consolidated balance sheet as of March 31, 2008 includes the accounts of AMERCO and its wholly-owned subsidiaries. The consolidated balance sheet as of March 31, 2007 includes the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holding II and its subsidiaries (“SAC Holding II”). The March 31, 2008 statements of operations and cash flows include AMERCO and its wholly-owned subsidiaries for the entire year, and reflect SAC Holding II and its subsidiaries for the seven months ended October 31, 2007. The March 31, 2007 and 2006 statements of operations and cash flows include the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holding II and its subsidiaries.

In fiscal 2003 and fiscal 2002, SAC Holding Corporation and its subsidiaries, and SAC Holding II Corporation and its subsidiaries, collectively referred to as “SAC Holdings” were considered special purpose entities and were consolidated based on the provisions of Emerging Issues Task Force (“EITF”) Issue No. 90-15. In fiscal 2004, the Company applied Financial Accounting Standards Board Interpretation No. 46(R) (“FIN 46(R)”) to its interests in SAC Holdings. Initially, the Company concluded that SAC Holdings were variable interest entities (“VIE”) and that the Company was the primary beneficiary. Accordingly, the Company continued to include SAC Holdings in its Consolidated Financial Statements.

In February and March 2004 SAC Holding Corporation triggered a requirement to reassess AMERCO’s involvement in it, which led to the conclusion SAC Holding Corporation was not a VIE and AMERCO ceased to be the primary beneficiary.

In November 2007, Blackwater Investments Inc. (“Blackwater”), wholly-owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO contributed additional capital to its wholly-owned subsidiary, SAC Holding II. This contribution was determined by us to be material with respect to the capitalization of SAC Holding II; thereby, triggering a requirement under FIN 46(R) for us to reassess the Company’s involvement with those subsidiaries. This required reassessment led to the conclusion that SAC Holding II attained the ability to fund its own operations and execute its business plan without any future subordinated financial support; therefore, the Company was no longer considered to be the primary beneficiary of SAC Holding II as of the date of Blackwater’s contribution.

Accordingly, at the dates AMERCO ceased to have a variable interest and ceased to be the primary beneficiary of SAC Holding II and its current subsidiaries, it deconsolidated these entities. The deconsolidation was accounted for as a distribution of SAC Holding II’s interests to the sole shareholder of the SAC entities. Because of AMERCO’s continuing involvement with SAC Holding II and its subsidiaries, the distribution does not qualify as discontinued operations as defined by SFAS 144.

It is possible that SAC Holdings could take future actions that would require us to re-determine whether SAC Holdings has become a VIE or whether we have become the primary beneficiary of SAC Holdings. Should this occur, we could be required to consolidate some or all of SAC Holdings with our financial statements.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

Description of Operating Segments

AMERCO has four reportable segments. They are Moving and Storage, Property and Casualty Insurance, Life Insurance and SAC Holding II (through October 2007).

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

SAC Holding Corporation and its subsidiaries, and SAC Holding II Corporation and its subsidiaries, collectively referred to as “SAC Holdings”, own self-storage properties that are managed by U-Haul under property management agreements and act as independent U-Haul rental equipment dealers. AMERCO, through its subsidiaries, has contractual interests in certain of SAC Holdings’ properties entitling AMERCO to potential future income based on the financial performance of these properties. With respect to SAC Holding II, AMERCO was considered the primary beneficiary of these contractual interests prior to November 2007. Consequently, for those reporting periods prior to November 2007, we included the results of SAC Holding II in the consolidated financial statements of AMERCO, as required by FIN 46(R).

Note 3:  Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with the generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting policies that we deem most critical to us and that require management’s most difficult and subjective judgments include the principles of consolidation, the recoverability of property, plant and equipment, the adequacy of insurance reserves, the recognition and measurement of impairments for investments accounted for under SFAS 115, and the recognition and measurement of income tax assets and liabilities. The actual results experienced by the Company may differ from management’s estimates.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid debt securities with insignificant interest rate risk with original maturities from the date of purchase of three months or less.

Financial Instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each United States financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. Accounts at each Canadian financial institution are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to $100,000 CAD per account. At March 31, 2008 and March 31, 2007, the Company had approximately $190.6 million and $58.5 million, respectively, in excess of FDIC and CDIC insured limits. To mitigate this risk, the Company selects financial institutions based on their credit ratings and financial strength.

Investments

Fixed Maturities. Fixed maturity investments consist of either marketable debt or redeemable preferred stocks. As of the balance sheet dates, all of the Company’s investments in fixed maturities are classified as available-for-sale. Available-for-sale investments are reported at fair value, with unrealized gains or losses recorded net of taxes and applicable adjustments to deferred policy acquisition costs in stockholders’ equity. Fair value for these investments is based on quoted market prices, dealer quotes or discounted cash flows. The cost of investments sold is based on the specific identification method.

In determining if and when a decline in market value below carrying value is an other-than-temporary impairment, management makes certain assumptions or judgments in its assessment including but not limited to: ability to hold the security, quoted market prices, dealer quotes, discounted cash flows, industry factors, financial factors, and issuer specific information. Other-than-temporary impairments, to the extent of the decline, as well as realized gains or losses on the sale or exchange of investments are recognized in the current period operating results.

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

Fair Values

Fair values of cash equivalents approximate carrying value due to the short period of time to maturity. Fair values of short-term investments, investments available-for-sale, long-term investments, mortgage loans and notes on real estate, and interest rate cap and swap contracts are based on quoted market prices, dealer quotes or discounted cash flows. Fair values of trade receivables approximate their recorded value.

Limited credit risk exists on trade receivables due to the diversity of our customer base and their dispersion across broad geographic markets. The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of temporary cash investments, trade receivables, reinsurance recoverables and notes receivable. The Company places its temporary cash investments with financial institutions and limits the amount of credit exposure to any one financial institution.

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

The carrying amount of long-term debt and short-term borrowings are estimated to approximate fair value as the actual interest rate is consistent with the rate estimated to be currently available for debt of similar term and remaining maturity.

Other investments including short-term investments are substantially current or bear reasonable interest rates. As a result, the carrying values of these financial instruments approximate fair value.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Derivative Financial Instruments

The Company’s objective for holding derivative financial instruments is to manage interest rate risk exposure primarily through entering interest rate swap agreements. An interest rate swap is a contractual exchange of interest payments between two parties. A standard interest rate swap involves the payment of a fixed rate times a notional amount by one party in exchange for a floating rate times the same notional amount from another party. As interest rates change, the difference to be paid or received is accrued and recognized as interest expense or income over the life of the agreement.  The Company does not enter into these instruments for trading purposes. Counterparties to the Company’s interest rate swap agreements are major financial institutions. In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities (As Amended), the Company recognizes interest rate swap agreements on the balance sheet at fair value, which are classified as prepaid expenses or accrued expenses. Derivatives that are not designated as cash flow hedges for accounting purposes must be adjusted to fair value through income. If the derivative qualifies and is designated as a cash flow hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings.

Inventories, net

Inventories, net were as follows:

	March 31,
	2008	2007
	(In thousands)
Truck and trailer parts and accessories (a)	$56,959	$56,113
Hitches and towing components (b)	13,538	14,169
Moving supplies and propane (b)	7,470	6,613
Subtotal	77,967	76,895
Less: LIFO reserves	(11,076)	(8,372)
Less: excess and obsolete reserves	(1,542)	(1,500)
Total	$65,349	$67,023

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

Inventory cost is primarily determined using the last-in, first-out method (“LIFO”). Inventories valued using LIFO consisted of approximately 95% and 96% of the total inventories for March 31, 2008 and 2007, respectively. Had the Company utilized the first-in, first-out method (“FIFO”), stated inventory balances would have been $11.1 million and $8.4 million higher at March 31, 2008 and 2007, respectively. In fiscal 2008, the effect on income due to liquidation of a portion of the LIFO inventory was $1.1 million.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Interest expense incurred during the initial construction of buildings and rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes using the straight-line or an accelerated method based on a declining balances formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. The Company follows the deferral method of accounting based in the AICPA’s Airline Audit Guide for major overhauls in which engine overhauls are capitalized and amortized over five years and transmission overhauls are capitalized and amortized over three years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation expense when realized. The amount of (gains) or losses netted against depreciation expense were ($5.9) million, $3.5 million and $9.2 million during fiscal 2008, 2007 and 2006, respectively. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., minimize gains or losses.

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

Since fiscal 2006, the Company has been acquiring a significant number of moving trucks via purchase rather than lease. Management performed an analysis of the expected economic value of new rental trucks and determined that additions to the fleet resulting from purchase should be depreciated on an accelerated method based upon a declining formula. The salvage value and useful life assumptions of the rental truck fleet remain unchanged. Under the declining balances method (2.4 times declining balance) the book value of a rental truck is reduced 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively and then reduced on a straight line basis an additional 10% by the end of year fifteen. Whereas, a standard straight line approach would reduce the book value by approximately 5.3% per year over the life of the truck. For the affected equipment, the accelerated depreciation was $56.7 million, $33.2 million and $4.0 million greater than what it would have been if calculated under a straight line approach for fiscal 2008, 2007 and 2006, respectively.

We typically sell our used vehicles at our sales centers throughout North America, on our web site at trucksales.uhaul.com or by phone at 1-866-404-0355. Although we intend to sell our used vehicles for prices approximating book value, the extent to which we realize a gain or loss on the sale of used vehicles is dependent upon various factors including the general state of the used vehicle market, the age and condition of the vehicle at the time of its disposal and depreciation rates with respect to the vehicle.

The carrying value of surplus real estate, which is lower than market value at the balance sheet date, was $10.3 million and $10.8 million for fiscal 2008 and 2007, respectively, and is included in Investments, other.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Reinsurance recoverables include case reserves and actuarial estimates of claims incurred but not reported (“IBNR”). These receivables are not expected to be collected until after the associated claim has been adjudicated and billed to the re-insurer. The reinsurance recoverables may have little or no allowance for doubtful accounts due to the fact that reinsurance is typically procured from carriers with strong credit ratings. Furthermore, the Company does not cede losses to a re-insurer if the carrier is deemed financially unable to perform on the contract. Also, reinsurance recoverables includes insurance ceded to other insurance companies.

Notes and mortgage receivables include accrued interest and are reduced by discounts and amounts considered by management to be uncollectible.

Policy Benefits and Losses, Claims and Loss Expenses Payable

Oxford’s liabilities for life insurance and certain annuity and health policies are established to meet the estimated future obligations of policies in force, and are based on mortality, morbidity and withdrawal assumptions from recognized actuarial tables which contain margins for adverse deviation. Liabilities for health, disability and other policies include estimates of payments to be made on insurance claims for reported losses and estimates of losses incurred, but not yet reported. Oxford’s liabilities for deferred annuity contracts consist of contract account balances that accrue to the benefit of the policyholders.

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

Self-Insurance Reserves

U-Haul retains the risk for certain public liability and property damage programs related to the rental equipment. The consolidated balance sheets include $360.3 million and $330.6 million of liabilities related to these programs as of March 31, 2008 and 2007, respectively.  Such liabilities are recorded within policy benefits and losses payable.  Management takes into account losses incurred based upon actuarial estimates, past experience, current claim trends, as well as social and economic conditions. This liability is subject to change in the future based upon changes in the underlying assumptions including claims experience, frequency of incidents, and severity of incidents.

Additionally, as of March 31, 2008 and 2007, the consolidated balance sheets include liabilities of $5.1 million and $3.9 million, respectively, related to Company provided medical plan benefits for eligible employees. The Company estimates this liability based on actual claims outstanding as of the balance sheet date as well as an actuarial estimate of claims incurred but not reported.  This liability is reported net of estimated recoveries from excess loss reinsurance policies with unaffiliated insurers of $0.2 million and $0.8 million in fiscal 2008 and 2007, respectively. These amounts are recorded in accounts payable on the consolidated balance sheets.

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

Amounts collected from customers for sales tax are recorded on a net basis.

Advertising

All advertising costs are expensed as incurred. Advertising expense was $31.3 million, $31.5 million and $31.3 million in fiscal 2008, 2007 and 2006, respectively.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

Income Taxes

AMERCO files a consolidated tax return with all of its legal subsidiaries, except for Dallas General Life Insurance Company (“DGLIC”), a subsidiary of Oxford, which will file on a stand alone basis until 2012. SAC Holding Corporation and its legal subsidiaries and SAC Holding II Corporation and its legal subsidiaries file consolidated tax returns, which are in no way associated with AMERCO’s consolidated returns. In accordance with SFAS 109, the provision for income taxes reflects deferred income taxes resulting from changes in temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Effective April 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net earnings, foreign currency translation adjustments, unrealized gains and losses on investments, the change in fair value of cash flow hedges and the change in postretirement benefit obligation.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements which establishes how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS 157 which have not been deferred by the FASB are effective for us in April 2008. The Company does not believe that the adoption of this statement will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities, including an amendment of SFAS 115. This statement allows for a company to irrevocably elect fair value as the measurement attribute for certain financial assets and financial liabilities. Changes in the fair value of such assets are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The provisions of SFAS 159 are effective for us in April 2008. The Company does not believe that the adoption of this statement will have a material impact on our financial statements.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement changes the way the consolidated income statement is presented by requiring net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the income statement. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Early adoption of SFAS 160 is not permitted. The Company does not believe that the adoption of this statement will have a material impact on our financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities which amends SFAS No. 133 to require expanded disclosures about derivative instruments and hedging activities regarding (1) the ways in which an entity uses derivatives, (2) the accounting for derivatives and hedging activities, and (3) the impact that derivatives have (or could have) on an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements of fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. While disclosures for earlier comparative periods presented at initial adoption are not required, they are encouraged; following initial adoption, comparative disclosures are required only for periods after such adoption. The Company is currently evaluating the impact that SFAS 161 will have on our financial statements and disclosures.

Note 4:  Earnings Per Share

Net earnings for purposes of computing earnings per common share are net earnings less preferred stock dividends. Preferred stock dividends include accrued dividends of AMERCO.

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares net of shares committed to be released were 294,369, 344,288, and 393,174 as of March 31, 2008, 2007, and 2006, respectively.

6,100,000 shares of preferred stock have been excluded from the weighted average shares outstanding calculation because they are not common stock and they are not convertible into common stock.

Note 5:  Reinsurance Recoverables and Trade Receivables, Net

Reinsurance recoverables and trade receivables, net were as follows:

	March 31,
	2008	2007
	(In thousands)
Reinsurance recoverable	$164,695	$145,643
Paid losses recoverable	4,177	8,394
Trade accounts receivable	21,324	19,123
Accrued investment income	6,158	6,810
Premiums and agents' balances	2,098	1,623
Independent dealer receivable	720	659
Other receivable	3,432	3,777
	202,604	186,029
Less: Allowance for doubtful accounts	(1,488)	(1,412)
	$201,116	$184,617

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 6: Notes and Mortgage Receivables, Net

Notes and mortgage receivables, net were as follows:

	March 31,
	2008	2007
	(In thousands)
Notes, mortgage receivables and other, net of discount	$2,403	$2,023
Less: Allowance for doubtful accounts	(315)	(354)
	$2,088	$1,669

Note 7:  Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company deposits bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $14.9 million at December 31, 2007 and $19.7 million at December 31, 2006.

Available-for-Sale Investments

Available-for-sale investments at December 31, 2007 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(In thousands)
U.S. treasury securities and government obligations	$143,969	$2,571	$(5)	$-	$146,535
U.S. government agency mortgage-backed securities	125,569	1,331	(398)	(282)	126,220
Obligations of states and political subdivisions	5,281	20	(5)	(2)	5,294
Corporate securities	324,890	6,516	(1,889)	(721)	328,796
Mortgage-backed securities	15,618	93	(199)	-	15,512
Redeemable preferred stocks	12,509	34	-	(1,169)	11,374
Common stocks	106	-	(43)	(10)	53
	$627,942	$10,565	$(2,539)	$(2,184)	$633,784

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Available-for-sale investments at December 31, 2006 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(In thousands)
U.S. treasury securities and government obligations	$159,490	$975	$(2,353)	$(81)	$158,031
U.S. government agency mortgage-backed securities	101,354	442	(578)	(207)	101,011
Obligations of states and political subdivisions	2,027	11	(33)	-	2,005
Corporate securities	385,723	5,588	(3,464)	(732)	387,115
Mortgage-backed securities	16,149	50	(233)	(13)	15,953
Redeemable preferred stocks	17,331	272	-	(2)	17,601
Common stocks	112	-	(27)	-	85
	$682,186	$7,338	$(6,688)	$(1,035)	$681,801

The above tables include gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

The Company sold available-for-sale securities with a fair value of $134.6 million in 2007, $113.4 million in 2006, and $170.6 million in 2005. The gross realized gains on these sales totaled $0.4 million in 2007, $1.6 million in 2006 and $5.1 million in 2005. The Company realized gross losses on these sales of $0.4 million in 2007, $1.9 million in 2006 and $3.3 million in 2005.

The unrealized losses of more than twelve months in the above table are considered temporary declines. The Company tracks each investment with an unrealized loss and evaluates them on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments had declines determined by management to be other-than-temporary and the Company recognized these write-downs through earnings in the amounts of approximately $0.5 million in 2007, $1.4 million in 2006 and $5.3 million in 2005.

The adjusted cost and estimated market value of available-for-sale investments at December 31, 2007 and December 31, 2006, by contractual maturity, were as follows:

	December 31, 2007		December 31, 2006
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(In thousands)
Due in one year or less	$74,500	$74,615	$57,304	$57,183
Due after one year through five years	189,321	191,073	227,023	225,926
Due after five years through ten years	117,726	118,815	166,473	165,477
After ten years	218,162	222,342	197,794	199,576
	599,709	606,845	648,594	648,162
Mortgage backed securities	15,618	15,512	16,149	15,953
Redeemable preferred stocks	12,509	11,374	17,331	17,601
Equity securities	106	53	112	85
	$627,942	$633,784	$682,186	$681,801

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Investments, other

The carrying value of other investments was as follows:

	March 31,
	2008	2007
	(In thousands)
Short-term investments	$101,638	$102,304
Real estate	17,289	18,107
Mortgage loans, net	58,015	52,463
Policy loans	4,585	4,749
Other equity investments	4,064	1,076
	$185,591	$178,699

Short-term investments primarily consist of securities with fixed maturities of three months to one year from acquisition date.

Mortgage loans are carried at the unpaid balance, less an allowance for probable losses and any unamortized premium or discount. The allowance for probable losses was $0.7 million and $0.8 million as of March 31, 2008 and 2007, respectively. The estimated fair value of these loans as of March 31, 2008 and 2007, respectively approximated the carrying value. These loans represent first lien mortgages held by the Company’s insurance subsidiaries.

Real estate obtained through foreclosure and held for sale is carried at the lower of fair value at time of foreclosure or current estimated fair value less cost to sell. Equity investments are carried at cost and assessed for impairment.

Insurance policy loans are carried at their unpaid balance.

Note 8: Net Investment and Interest Income

Net investment and interest income, were as follows:

	Year Ended March 31,
	2008	2007	2006
	(In thousands)
Fixed maturities	$46,996	$47,304	$38,934
Real estate	(63)	(95)	203
Insurance policy loans	269	280	309
Mortgage loans	4,276	4,570	4,327
Short-term, amounts held by ceding reinsurers, net and other investments	5,521	5,690	5,252
Investment income	56,999	57,749	49,025
Less: investment expenses	(1,074)	(894)	(2,421)
Less: interest credited on annuity policies	(13,509)	(15,060)	(16,888)
Investment income - Related party	19,694	17,901	18,563
Net investment and interest income	$62,110	$59,696	$48,279

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 9: Borrowings

Long-Term Debt

Long-term debt was as follows:

			March 31,
	2008 Rate (a)	Maturities	2008	2007
			(In thousands)
Real estate loan (amortizing term)	6.93%	2018	$285,000	$295,000
Real estate loan (revolving credit)	4.86%	2018	100,000	-
Senior mortgages	5.19% - 5.75%	2009-2015	511,818	521,332
Construction loan (revolving credit)	4.61%	2009	30,783	-
Working capital loan (revolving credit)	-	2009	-	-
Fleet loans (amortizing term)	6.11% - 7.42%	2012-2014	288,806	364,833
Fleet loan (securitization)	5.40% - 5.56%	2010-2014	288,270	-
Total AMERCO notes and loans payable			$1,504,677	$1,181,165

(a) Interest rate as of March 31, 2008, including the effect of applicable hedging instruments

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. The loan has a final maturity date of August 2018 and the loan is comprised of a term loan facility with initial availability of $300.0 million and a revolving credit facility with an availability of $200.0 million. As of March 31, 2008, the outstanding balance on the Real Estate Loan was $285.0 million and $100.0 million drawn down on the revolving credit facility. U-Haul International, Inc. is a guarantor of this loan.

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

The interest rate for the amortizing term portion, per the provisions of the amended Loan Agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At March 31, 2008, the applicable LIBOR was 3.06% and the applicable margin was 1.50%, the sum of which was 4.56%. The applicable margin ranges from 1.50% to 2.00%. The rate on the term facility portion of the loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin.

The interest rate for the revolving credit facility, per the provisions of the amended Loan agreement, is the applicable LIBOR plus the applicable margin. At March 31, 2008, the applicable LIBOR was 3.06% and the applicable margin was 1.80%, the sum of which was 4.86%.

The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgages loan balances as of March 31, 2008 were in the aggregate amount of $453.4 million and are due July 2015. The Senior Mortgages require average monthly principal and interest payments of $3.0 million with the unpaid loan balance and accrued and unpaid interest due at maturity. These senior mortgages are secured by certain properties owned by the borrowers. The interest rates, per the provisions of these senior mortgages, are 5.68% and 5.52% per annum. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of these senior mortgages. The default provisions of these senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Various subsidiaries of the Company are borrowers under the mortgage backed loans that we also classify as senior mortgages. These loans are secured by certain properties owned by the borrowers. The loan balance of these notes totals $58.4 million as of March 31, 2008. Maturity dates begin in 2009 with the majority maturing in 2015. Rates for these loans range from 5.19% to 5.75%. The loans require monthly principal and interest payments with the balances due upon maturity. The default provisions of the loans include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Construction / Working Capital Loans

Amerco Real Estate Company and a subsidiary of U-Haul International, Inc. entered into a revolving credit construction loan effective June 29, 2006. The maximum amount that can be drawn at any one time is $40.0 million.  The final maturity is June 2009. As of March 31, 2008, the outstanding balance was $30.8 million.

The Construction Loan requires monthly interest only payments with the principal and any accrued and unpaid interest due at maturity. The loan can be used to develop new or existing storage properties. The loan is secured by the properties being constructed. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 1.50%. At March 31, 2008, the applicable LIBOR was 3.11% and the margin was 1.50%, the sum of which was 4.61%. U-Haul International, Inc. is a guarantor of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Amerco Real Estate Company is a borrower under an asset backed working capital loan. The facility was originally in the amount of $20.0 million. The loan is secured by certain properties owned by the borrower. On September 5, 2007, the loan was amended to increase the availability to $35.0 million. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 1.50%. The loan agreement provides for revolving loans, subject to the terms of the loan agreement with final maturity in November 2009. The loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. U-Haul International, Inc. and AMERCO are the guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. At March 31, 2008, the facility was fully available.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under amortizing term loans. The loan balances as of March 31, 2008 were in the aggregate amount of $288.8 million with final maturities between April 2012 and March 2014.

The Amortizing Loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the Loan Agreements, are the applicable LIBOR plus a margin between 0.90% and 1.75%. At March 31, 2008, the applicable LIBOR was 3.06% and applicable margins were between 1.125% and 1.75%, the sum of which was between 4.185% and 4.81%. The interest rates are hedged with interest rate swaps fixing the rates between 6.11% and 7.42% based on current margins.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

AMERCO and U-Haul International, Inc. are guarantors for certain of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Rental Truck Securitizations

U-Haul S Fleet and its subsidiaries (collectively, “USF”) issued a $217.0 million asset-backed note (“Box-Truck Note”) and an $86.6 million asset-backed note (“Cargo Van/Pickup Note”) on June 1, 2007. USF is a bankruptcy-remote special purpose entity wholly-owned by U-Haul International, Inc. The net proceeds from these securitized transactions were used to finance new box truck, cargo van and pickup truck purchases throughout fiscal 2008. U.S. Bank, NA acts as the trustee for this securitization.

The Box Truck Note has a fixed interest rate of 5.56% with an estimated final maturity of February 2014. At March 31, 2008 the outstanding balance was $201.7 million. The note is secured by the box trucks that were purchased and operating cash flows associated with their operation.

The Cargo Van/Pickup Note has a fixed interest rate of 5.40% with an estimated final maturity of May 2010. At March 31, 2008 the outstanding balance was $86.6 million. The note is secured by the cargo vans and pickup trucks that were purchased and the operating cash flows associated with their operation.

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

Annual Maturities of AMERCO Consolidated Notes and Loans Payable

The annual maturities of AMERCO consolidated long-term debt as of March 31, 2008 for the next five years and thereafter is as follows:

	March 31,
	2009	2010	2011	2012	2013	Thereafter
	(In thousands)
Notes payable, secured	$108,753	$117,098	$153,311	$90,662	$120,043	$914,810

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 10:  Interest on Borrowings

Interest Expense

Expense’s associated with loans outstanding was as follows:

	Year Ended March 31,
	2008	2007	2006
	(In thousands)
Interest expense	$92,997	$75,714	$61,285
Capitalized interest	(996)	(596)	(151)
Amortization of transaction costs	5,287	3,960	3,871
Interest expense (income) resulting from derivatives	645	(2,669)	(1,655)
Write-off of transactions costs related to early extinguishment of debt	-	6,969	14,384
Fees on early extinguishment of debt	-	-	21,243
Total AMERCO interest expense	97,933	83,378	98,977
SAC Holding II interest expense	7,537	13,062	12,840
Less: Intercompany transactions	(4,050)	(7,035)	(6,709)
Total SAC Holding II interest expense	3,487	6,027	6,131
Total	$101,420	$89,405	$105,108

Interest paid in cash by AMERCO amounted to $89.8 million, $72.9 million and $59.8 million for fiscal 2008, 2007 and 2006, respectively.  Early extinguishment fees paid in cash by AMERCO was $21.2 million in fiscal 2006.

The Company manages exposure to changes in market interest rates. The Company’s use of derivative instruments is limited to highly effective interest rate swaps to hedge the risk of changes in cash flows (future interest payments) attributable to changes in LIBOR swap rates, the designated benchmark interest rate being hedged on certain of our LIBOR-indexed variable-rate debt. The interest rate swaps effectively fix the Company’s interest payments on certain LIBOR-indexed variable-rate debt. The Company monitors its positions and the credit ratings of its counterparties and does not anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes.

On June 8, 2005, the Company entered into separate interest rate swap agreements for $100.0 million of our variable-rate debt over a three year term and for $100.0 million of our variable-rate debt over a five-year term, that were designated as cash flow hedges effective July 1, 2005. These swap agreements were cancelled on August 18, 2006 in conjunction with our amendment of the Real Estate Loan and we entered into a new interest rate swap agreement for $300.0 million of our variable-rate debt over a twelve-year term effective on August 18, 2006. As of August 18, 2006, a net gain of approximately $6.0 million related to the two cancelled swaps was included in other comprehensive income (loss). As the variable-rate debt was replaced, it is probable that the original forecasted transaction (future interest payments) will continue to occur. Therefore the net derivative gain related to the two cancelled swaps shall continue to be reported in other comprehensive income and be reclassified into earnings when the original forecasted transaction affects earnings consistent with the term of the original designated hedging relationship. For the year ended March 31, 2008, the Company reclassified $2.1 million of the net derivative gain to interest income. The Company estimates that $1.3 million of the existing net gains will be reclassified into earnings within the next 12 months.

On November 15, 2005, the Company entered into a forward starting interest rate swap agreement for $142.3 million of our variable-rate debt over a six-year term that became effective on May 10, 2006. This swap was designated as a cash flow hedge effective May 31, 2006.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

On June 21, 2006, the Company entered into a forward starting interest rate swap agreement for $50.0 million of our variable-rate debt over a seven-year term that became effective on July 10, 2006. On June 9, 2006, the Company entered into a forward starting interest rate swap agreement for $144.9 million of a variable-rate debt over a six-year term that became effective on October 10, 2006. On February 9, 2007, the Company entered into an interest rate swap agreement for $30.0 million of our variable-rate debt over a seven-year term that became effective on February 12, 2007. On March 8, 2007, the Company entered into two separate interest rate swap agreements each for $20.0 million of our variable-rate debt over seven-year terms that became effective on March 10, 2007. These interest rate swap agreements were designated as cash flow hedges on their effective dates.

On May 13, 2004, the Company entered into separate interest rate cap agreements for $200.0 million of our variable-rate debt over a two year term and for $50.0 million of our variable rate debt over a three year term; however, these agreements were dedesignated as cash flow hedges effective July 11, 2005 when the Real Estate Loan was paid down by $222.4 million. The $200.0 million interest rate cap agreement expired on May 17, 2006 and the $50.0 million interest rate cap agreement expired on May 17, 2007.  Subsequent to July 11, 2005, all changes in the interest rate caps fair value (including changes in the option’s time value), were charged to earnings as the original forecasted transaction was cancelled. Prior to July 11, 2005 the change in each caplets’ respective allocated fair value amount was reclassified out of accumulated other comprehensive income into earnings when each of the hedged forecasted transactions (the quarterly interest payments) impact earnings and when interest payments are either made or received.

For the year ended March 31, 2008, the Company recognized net losses of $2.5 million from highly effective cash flow hedges, which are attributable to the portion of the change in the fair value of the hedges’ excluded from the assessment of the effectiveness of the hedges. The hedging relationship of certain interest rate swap agreements is not considered to be perfectly effective in which an effectiveness test is performed for each reporting period.  The net losses attributable to the portion of the change in the fair value representing the amount of the hedges’ ineffectiveness recognized in earnings during the reporting period was $0.3 million included in interest expense. All forecasted transactions currently being hedged are expected to occur by 2018.

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Year Ended March 31,
	2008	2007	2006
	(In thousands, except interest rates)
Weighted average interest rate during the year	6.25%	6.76%	5.95%
Interest rate at year end	4.80%	-	6.45%
Maximum amount outstanding during the year	$150,783	$90,000	$158,011
Average amount outstanding during the year	$85,522	$70,027	$96,710
Facility fees	$419	$300	$-

Note 11:  Stockholders’ Equity

The Serial common stock may be issued in such series and on such terms as the Board of Directors (the “Board”) shall determine. The Serial preferred stock may be issued with or without par value. The 6,100,000 shares of Series A, no par, non-voting, 8½% cumulative preferred stock that are issued and outstanding are not convertible into, or exchangeable for, shares of any other class or classes of stock of AMERCO. Dividends on the Series A preferred stock are payable quarterly in arrears and have priority as to dividends over the common stock of AMERCO.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

On September 13, 2006, we announced that our Board of Directors (the “Board”) had authorized us to repurchase up to $50.0 million of our common stock from time to time on the open market between September 13, 2006 and October 31, 2007. On March 9, 2007, the Board authorized an increase in the Company’s common stock repurchase program to a total aggregate amount, net of brokerage commissions, of $115.0 million (which amount is inclusive of the $50.0 million common stock repurchase program approved by the Board in 2006). During the first quarter of fiscal 2008, we repurchased 485,999 shares at the cost of $34.0 million. This program terminated on October 31, 2007.

The repurchases made by the Company under this plan were as follows:

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

(1) Represents weighted average purchase price for the periods presented.

On December 5, 2007, we announced that the Board had authorized us to repurchase up to $50.0 million of our common stock. The stock may be repurchased by the Company from time to time on the open market between December 5, 2007 and December 31, 2008. The extent to which the Company repurchases its shares and the timing of such purchases will depend upon market conditions and other corporate considerations. The purchases will be funded from available working capital. During the fourth quarter of fiscal 2008, the Company repurchased 428,000 shares at a cost of $23.5 million.

The repurchases made by the Company under this plan were as follows:

Period	Total # of Shares Repurchased	Average Price Paid per Share (1)	Total # of Shares Repurchased as Part of Publicly Announced Plan	Total $ of Shares Repurchased as Part of Publicly Announced Plan	Maximum $ of Shares That May Yet be Repurchased Under the Plan

January 1 - 31, 2008	-	$-	-	$-	$50,000,000
February 1 - 29, 2008	428,000	$54.94	428,000	$23,512,380	$26,487,620
March 1 - 31, 2008	-	$-	-	$-	$26,487,620
Fourth Quarter Total	428,000	$54.94	428,000	$23,512,380

(1) Represents weighted average purchase price for the periods presented.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 12:  Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components were as follows, net of tax:

	Foreign Currency Translation	Unrealized Gain (Loss) on Investments	Fair Market Value of Cash Flow Hedge	Postretirement Benefit Obligation Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at March 31, 2005	$(33,344)	$8,685	$47	$-	$(24,612)
Foreign currency translation	(903)	-	-	-	(903)
Unrealized loss on investments	-	(7,968)	-	-	(7,968)
Change in fair value of cash flow hedge	-	-	4,581	-	4,581
Balance at March 31, 2006	(34,247)	717	4,628	-	(28,902)
Foreign currency translation	(1,919)	-	-	-	(1,919)
Unrealized loss on investments	-	(1,072)	-	-	(1,072)
Change in fair value of cash flow hedge	-	-	(9,733)	-	(9,733)
FASB statement No. 158 adjustment	-	-	-	(153)	(153)
Balance at March 31, 2007	(36,166)	(355)	(5,105)	(153)	(41,779)
Foreign currency translation	8,583	-	-	-	8,583
Unrealized gain on investments	-	1,946	-	-	1,946
Change in fair value of cash flow hedge	-	-	(25,473)	-	(25,473)
Change in postretirement benefit obligation	-	-	-	1,444	1,444
Balance at March 31, 2008	$(27,583)	$1,591	$(30,578)	$1,291	$(55,279)

Note 13:  Provision for Taxes

Earnings (losses) before taxes and the provision for taxes consisted of the following:

	Year Ended March 31,
	2008	2007	2006
	(In thousands)
Pretax earnings (losses):
U.S.	$100,151	$149,169	$199,847
Non-U.S.	2,151	(3,346)	426
Total pretax earnings	$102,302	$145,823	$200,273
Provision for taxes:
Federal:
Current	$15,441	$47,758	$49,652
Deferred	15,286	900	16,239
State:
Current	415	2,251	6,115
Deferred	1,713	5,128	6,329
Non-U.S.:
Current	873	338	439
Deferred	790	(1,105)	345
Total income tax expense	$34,518	$55,270	$79,119

Income taxes paid in cash amounted to $10.1 million, $74.8 million, and $43.3 million for fiscal 2008, 2007, and 2006, respectively.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before taxes was as follows:

	Year Ended March 31,
	2008	2007	2006
	(In percentages)
Statutory federal income tax rate	35.00%	35.00%	35.00%
Increase (reduction) in rate resulting from:
State and foreign taxes, net of federal benefit	2.99%	2.78%	4.41%
Canadian subsidiary loss (income)	(0.74)%	0.80%	(0.07)%
Interest on deferred taxes	0.88%	0.69%	0.44%
Dividend received deduction	-%	(0.03)%	-%
Other	(4.39)%	(1.34)%	(0.27)%
Effective tax rate	33.74%	37.90%	39.51%

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	March 31,
	2008	2007
	(In thousands)
Deferred tax assets:
Net operating loss and credit carry forwards	$5,576	$11,342
Accrued expenses	119,458	116,989
Policy benefit and losses, claims and loss expenses payable, net	13,744	13,527
Unrealized gains	13,828	-
Other	4,975	-
Total deferred tax assets	157,581	141,858

Deferred tax liabilities:
Property, plant and equipment	279,563	246,992
Deferred policy acquisition costs	4,051	5,330
Other	-	625
Unrealized losses	-	2,081
Total deferred tax liabilities	283,614	255,028
Net deferred tax liability	$126,033	$113,170

Deferred tax assets and liabilities shown above are stated net of a valuation allowance of $4.1 million at March 31, 2008 and $4.2 million at March 31, 2007.

Major items that affected the balance of deferred tax assets and liabilities as of March 31, 2008 and March 31, 2007 but did not flow through deferred tax expense during the fiscal year ended March 31, 2008, were as follows: an increase in the amount of net deferred tax liability of $28.2 million resulting from the deconsolidation of SAC Holding II, a decrease in net deferred tax liability in the amount of $13.6 million resulting from FAS 115 and FAS 158 items, and a decrease in net deferred tax liability in the amount of $19.1 million with the adoption of FIN 48.

Effective April 1, 2007, the Company adopted FIN 48. FIN 48 prescribes a minimum recognition threshold and measurement methodology that a tax position is required to meet before being recognized in the financial statements. As a result of the adoption of FIN 48, the Company recognized a $6.8 million decrease to its previous reserves for uncertain tax positions. This decrease is presented as an increase in the beginning balance of retained earnings.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The total amount of unrecognized tax benefits at April 1, 2007 was $6.3 million. During the current fiscal year we recorded tax expense resulting from uncertain tax positions in the amount of $0.8 million. The total amount of unrecognized tax benefits as of March 31, 2008 was $7.1 million. This entire amount of unrecognized tax benefits, if resolved in our favor, would favorably impact our effective tax rate.

The Company recognizes interest related to unrecognized tax benefits as interest expense, and penalties as operating expenses. At April 1, 2007, the amount of interest accrued on unrecognized tax benefits was $2.3 million, net of tax. During the current fiscal year we recorded interest expense on uncertain tax positions in the amount of $0.4 million, net of tax. At March 31, 2008, the amount of interest accrued on unrecognized tax benefits was $2.7 million, net of tax.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With some exceptions, the Company is no longer subject to audit for years prior to the fiscal year ended March 31, 2005.

A reconciliation of beginning and ending amount of unrecognized tax benefits are as follows:

Amount
(In thousands)

Unrecognized tax benefits as of April 1, 2007	$6,305
Additions based on tax positions related to the current year	865
Reductions for tax positions of prior years	(28)
Unrecognized tax benefits as of March 31, 2008	$7,142

At March 31, 2008 and March 31, 2007, AMERCO has alternative minimum tax credit carryforwards of $2.1 million and $0.0 million, respectively, which do not have an expiration date, and may only be utilized in years in which regular tax exceeds alternative minimum tax.

Note 14:  Employee Benefit Plans

Profit Sharing Plans

The Company provides tax-qualified profit sharing retirement plans for the benefit of eligible employees, former employees and retirees in the U.S. and Canada. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions. Amounts to be contributed are determined by the Chief Executive Officer (“CEO”) of the Company under the delegation of authority from the Board, pursuant to the terms of the Profit Sharing Plan. No contributions were made to the profit sharing plan during fiscal 2008, 2007 or 2006.

The Company also provides an employee savings plan which allows participants to defer income under Section 401(k) of the Internal Revenue Code of 1986.

ESOP Plan

The Company sponsors a leveraged employee stock ownership plan (“ESOP”) that generally covers all employees with one year or more of service. The ESOP shares initially were pledged as collateral for its debt which was originally funded by U-Haul. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. When shares are scheduled to be released from collateral, prorated over the year, the Company reports compensation expense equal to the current market price of the shares scheduled to be released, and the shares become outstanding for earnings per share computations. ESOP compensation expense was $3.8 million, $4.7 million and $3.3 million for fiscal 2008, 2007 and 2006, respectively. Listed below is a summary of these financing arrangements as of fiscal year-end:

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

		Interest Payments
Financing Date	Outstanding as of March 31, 2008	2008	2007	2006
	(In thousands)
June, 1991	$9,214	$675	$694	$1,070
March, 1999	40	4	5	9
February, 2000	314	27	31	53
April, 2001	117	7	6	10

Shares are released from collateral and allocated to active employees based on the proportion of debt service paid in the plan year. Contributions to the Plan Trust (“ESOT”) during fiscal 2008, 2007 and 2006 were $2.1 million, $2.0 million and $2.3 million, respectively.

Shares held by the Plan were as follows:

	Year Ended March 31,
	2008	2007
	(In thousands)
Allocated shares	1,418	1,416
Unreleased shares	417	494
Fair value of unreleased shares	$18,576	$26,288

For purposes of the above schedule, the fair value of unreleased shares issued prior to 1992 is defined as the historical cost of such shares. The fair value of unreleased shares issued subsequent to December 31, 1992 is defined as the trading value of such shares as of March 31, 2008 and March 31, 2007, respectively.

Insurance Plans

Oxford insured various group life and group disability insurance plans covering employees of the Company. Premiums earned by Oxford on these policies were $3.3 million and $3.5 million for the years ended December 31, 2006, and 2005, respectively. The group life premiums were paid by the Company and those amounts were eliminated from the Company’s financial statements in consolidation. Oxford discontinued its participation in this program effective October 2006. The employee group life coverage is now provided by an unrelated insurer. Oxford was the insurance carrier for the employee disability plan through April 30, 2007. This program is now provided to employees by an unrelated insurer. The group disability premiums are paid by the covered employees.

Post Retirement and Post Employment Benefits

The Company provides medical and life insurance benefits to its eligible employees and their dependents upon retirement from the Company. The retirees must have attained age sixty-five and earned twenty years of full-time service upon retirement for coverage under the medical plan. The medical benefits are capped at a $20,000 lifetime maximum per covered person. The benefits are coordinated with Medicare and any other medical policies in force. Retirees who have attained age sixty-five and earned at least ten years of full-time service upon retirement from the Company are entitled to group term life insurance benefits. The life insurance benefit is $2,000 plus $100 for each year of employment over ten years. The plan is not funded and claims are paid as they are incurred. For fiscal 2006 and prior years the Company elected to use a December 31 measurement date for its post retirement benefit disclosures as of March 31.

Effective March 31, 2007, the Company adopted SFAS 158, which requires that the Consolidated Balance Sheet reflect the unfunded status of the Company’s postretirement benefit plan and measure these benefits as of the end of the fiscal year. Previously, the Company had measured these benefits on a three month lag, as allowed by SFAS 106.  SFAS 158 requires the valuation be performed as of the balance sheet date. The provisions of SFAS 158 do not permit retrospective application. The portion of the net periodic cost associated with the elimination of the timing gap was $0.1 million, net of taxes, and was recorded as an adjustment to retained earnings in fiscal 2007. Additionally, SFAS 158 requires the unrecognized net gain or loss now be reclassified to accumulated other comprehensive income. As of March 31, 2007 this resulted in a reduction of accumulated other comprehensive income in the amount of $0.2 million, net of tax.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The components of net periodic post retirement benefit cost were as follows:

	Year Ended March 31,
	2008	2007	2006
	(In thousands)
Service cost for benefits earned during the period	$672	$572	$373
Interest cost on accumulated postretirement benefit	609	464	306
Other components	-	(63)	(299)
Net periodic postretirement benefit cost	$1,281	$973	$380

The fiscal 2008 and fiscal 2007 post retirement benefit liability included the following components:

	Year Ended March 31,
	2008	2007
	(In thousands)
Beginning of year	$10,784	$8,183
Service cost for benefits earned during the period	672	715
Interest cost on accumulated post retirement benefit	609	580
Net benefit payments and expense	(485)	(429)
Actuarial (gain) loss	(2,367)	1,735
Accumulated postretirement benefit obligation	9,213	10,784

Current liabilities	530	387
Non-current liabilities	8,683	10,397

Total post retirement benefit liability recognized in statement of financial position	9,213	10,784
Components included in accumulated other comprehensive income:
Unrecognized net gain (loss)	2,116	(251)
Cumulative net periodic benefit cost (in excess of employer contribution)	$11,329	$10,533

The discount rate assumptions in computing the information above were as follows:

	Year Ended March 31,
	2008	2007	2006
	(In percentages)
Accumulated postretirement benefit obligation	6.00%	5.75%	5.75%

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 became law. Amounts shown above include the effect of the subsidy. The discount rate represents the expected yield on a portfolio of high grade (AA to AAA rated or equivalent) fixed income investments with cash flow streams sufficient to satisfy benefit obligations under the plan when due. Fluctuations in the discount rate assumptions primarily reflect changes in U.S. interest rates. The assumed health care cost trend rate used to measure the accumulated postretirement benefit obligation as of the end of fiscal 2008 was 10.0% in the initial year and was projected to decline annually to an ultimate rate of 5.0% in fiscal 2014. The assumed health care cost trend rate used to measure the accumulated postretirement benefit obligation as of the end of fiscal 2007 (and used to measure the fiscal 2008 net periodic benefit cost) was 6.5% in the initial year and was projected to decline annually to an ultimate rate of 4.5% in fiscal 2014.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

If the estimated health care cost trend rate assumptions were increased by one percent, the accumulated post retirement benefit obligation as of fiscal year-end would increase by approximately $111,880 and the total of the service cost and interest cost components would increase by $30,579. A decrease in the estimated health care cost trend rate assumption of one percent would decrease the accumulated post retirement benefit obligation as of fiscal year-end by $124,443 and the total of the service cost and interest cost components would decrease by $34,906.

Post employment benefits provided by the Company, other than retirement, are not material.

Future net benefit payments are expected as follows:

Amount
(In thousands)
Year-ended:
2009	$530
2010	626
2011	704
2012	785
2013	846
2014 through 2018	4,279
Total	$7,770

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 15:  Reinsurance and Policy Benefits and Losses, Claims and Loss Expenses Payable

During their normal course of business, our insurance subsidiaries assume and cede reinsurance on both a coinsurance and a risk premium basis. They also obtain reinsurance for that portion of risks exceeding their retention limits. The maximum amount of life insurance retained on any one life is $150,000.

	Direct Amount (a)	Ceded to Other Companies	Assumed from Other Companies	Net Amount (a)	Percentage of Amount Assumed to Net
	(In thousands)
Year ended December 31, 2007
Life insurance in force	$328,384	$4,682	$1,428,242	$1,751,944	82%
Premiums earned:
Life	$10,669	$35	$4,823	$15,457	31%
Accident and health	88,658	1,230	5,155	92,583	6%
Annuity	545	-	3,411	3,956	86%
Property and casualty	19,373	39	9,054	28,388	32%
Total	$119,245	$1,304	$22,443	$140,384

Year ended December 31, 2006
Life insurance in force	$393,400	$5,662	$1,483,250	$1,870,988	79%
Premiums earned:
Life	$9,569	$315	$4,980	$14,234	35%
Accident and health	96,285	1,390	6,234	101,129	6%
Annuity	2,558	-	2,478	5,036	49%
Property and casualty	18,710	2,220	7,845	24,335	32%
Total	$127,122	$3,925	$21,537	$144,734

Year ended December 31, 2005
Life insurance in force	$586,835	$120,220	$1,642,876	$2,109,491	78%
Premiums earned:
Life	$8,708	$1,862	$7,211	$14,057	51%
Accident and health	91,986	1,887	10,071	100,170	10%
Annuity	2,174	-	2,432	4,606	53%
Property and casualty	22,559	3,288	6,730	26,001	26%
Total	$125,427	$7,037	$26,444	$144,834

(a)       Balances are reported net of inter-segment transactions.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Premiums eliminated in consolidation with Oxford were $1.2 million and $1.5 million for 2006 and 2005, respectively:

To the extent that a re-insurer is unable to meet its obligation under the related reinsurance agreements, RepWest would remain liable for the unpaid losses and loss expenses. Pursuant to certain of these agreements, RepWest holds letters of credit at years-end in the amount of $3.8 million from re-insurers and has issued letters of credit in the amount of $14.7 million in favor of certain ceding companies.

Policy benefits and losses, claims and loss expenses payable for RepWest were as follows:

	Year Ended December 31,
	2007	2006
	(In thousands)
Unpaid losses and loss adjustment expense	$288,410	$288,783
Reinsurance losses payable	2,708	1,999
Unearned premiums	200	459
Total	$291,318	$291,241

Activity in the liability for unpaid losses and loss adjustment expenses for RepWest is summarized as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Balance at January 1	$288,783	$346,928	$380,875
Less: reinsurance recoverable	144,950	181,388	189,472
Net balance at January 1	143,833	165,540	191,403
Incurred related to:
Current year	7,094	6,006	6,429
Prior years	11,894	15,895	16,161
Total incurred	18,988	21,901	22,590
Paid related to:
Current year	3,289	3,492	3,774
Prior years	35,303	40,116	44,679
Total paid	38,592	43,608	48,453
Net balance at December 31	124,229	143,833	165,540
Plus: reinsurance recoverable	164,181	144,950	181,388
Balance at December 31	$288,410	$288,783	$346,928

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 16:  Contingent Liabilities and Commitments

The Company leases a portion of its rental equipment and certain of its facilities under operating leases with terms that expire at various dates substantially through 2014, with the exception of one land lease expiring in 2034. At March 31, 2008, AMERCO has guaranteed $165.5 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, the Company has the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. AMERCO has been leasing equipment since 1987 and has experienced no material losses relating to these types of residual value guarantees.

Lease expenses were as follows:

	Year Ended March 31,
	2008	2007	2006
	(In thousands)
Lease expense	$133,931	$147,659	$136,652

Lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
	(In thousands)
Year-ended March 31:
2009	$12,849	$106,341	$119,190
2010	12,484	95,047	107,531
2011	12,230	74,140	86,370
2012	12,016	58,049	70,065
2013	11,454	45,356	56,810
Thereafter	17,996	32,811	50,807
Total	$79,029	$411,744	$490,773

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 17:  Contingencies

Shoen

In September 2002, Paul F. Shoen filed a shareholder derivative lawsuit in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Paul F. Shoen vs. SAC Holding Corporation et al., CV02-05602, seeking damages and equitable relief on behalf of AMERCO from SAC Holdings and certain current and former members of the AMERCO Board of Directors, including Edward J. Shoen, Mark V. Shoen and James P. Shoen as Defendants. AMERCO is named as a nominal Defendant in the case. The complaint alleges breach of fiduciary duty, self-dealing, usurpation of corporate opportunities, wrongful interference with prospective economic advantage and unjust enrichment and seeks the unwinding of sales of self-storage properties by subsidiaries of AMERCO to SAC prior to the filing of the complaint. The complaint seeks a declaration that such transfers are void as well as unspecified damages. In October 2002, the Defendants filed motions to dismiss the complaint. Also in October 2002, Ron Belec filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Ron Belec vs. William E. Carty, et al., CV 02-06331 and in January 2003, M.S. Management Company, Inc. filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned M.S. Management Company, Inc. vs. William E. Carty, et al., CV 03-00386. Two additional derivative suits were also filed against these parties. Each of these suits is substantially similar to the Paul F. Shoen case. The Court consolidated the five cases and thereafter dismissed these actions in May 2003, concluding that the AMERCO Board of Directors had the requisite level of independence required in order to have these claims resolved by the Board. Plaintiffs appealed this decision and, in July 2006, the Nevada Supreme Court reviewed and remanded the case to the trial court for proceedings consistent with its ruling, allowing the Plaintiffs to file an amended complaint and plead in addition to substantive claims, demand futility.

In November 2006, the Plaintiffs filed an amended complaint. In December 2006, the Defendants filed motions to dismiss, based on various legal theories. In March 2007, the Court denied AMERCO’s motion to dismiss regarding the issue of demand futility, stating that “Plaintiffs have satisfied the heightened pleading requirements of demand futility by showing a majority of the members of the AMERCO Board of Directors were interested parties in the SAC transactions.” The Court heard oral argument on the remainder of the Defendants’ motions to dismiss, including the motion (“Goldwasser Motion”) based on the fact that the subject matter of the lawsuit had been settled and dismissed in earlier litigation known as Goldwasser v. Shoen, CV 0205602, Washoe County, Nevada. In addition, in September and October 2007, the Defendants filed Motions for Judgment on the Pleadings or in the Alternative Summary Judgment, based on the fact that the stockholders of the Company had ratified the underlying transactions at the 2007 annual meeting of stockholders of AMERCO. In December 2007, the Court denied this motion. This ruling does not preclude a renewed motion for summary judgment after discovery and further proceedings on these issues. On April 7, 2008, the litigation was dismissed, on the basis of the Goldwasser Motion. On May 8, 2008, the Plaintiffs filed a notice of appeal of such dismissal to the Nevada Supreme Court. On May 20, 2008, AMERCO filed a cross appeal relating to the denial of its Motion to Dismiss in regards to Demand Futility. The appeals are currently pending.

Environmental

In the normal course of business, AMERCO is a defendant in a number of suits and claims. AMERCO is also a party to several administrative proceedings arising from state and local provisions that regulate the removal and/or cleanup of underground fuel storage tanks. It is the opinion of management, that none of these suits, claims or proceedings involving AMERCO, individually or in the aggregate, are expected to result in a material adverse effect on AMERCO’s financial position or results of operations.
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

Based upon the information currently available to Real Estate, compliance with the environmental laws and its share of the costs of investigation and cleanup of known hazardous waste sites are not expected to result in a material adverse effect on AMERCO’s financial position or results of operations. Real Estate expects to spend approximately $5.7 million in total through 2011 to remediate these properties.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Other

The Company is named as a defendant in various other litigation and claims arising out of the normal course of business. In management’s opinion, none of these other matters will have a material effect on the Company’s financial position and results of operations.

Note 18:  Preferred Stock Purchase Rights

The Board of AMERCO adopted a stockholder-rights agreement (also known as a “poison pill”) in July 1998. On March 5, 2008, in accordance with the provision of the Rights Agreement, the Board directed the termination of all Rights outstanding under the Rights Agreement and the termination of the Rights Agreement.

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

During fiscal 2008, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater. Blackwater is wholly-owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. The Company does not have an equity ownership interest in SAC Holdings. The Company recorded interest income of $18.6 million, $19.2 million and $19.4 million, and received cash interest payments of $19.2 million, $44.5 million and $11.2 million, from SAC Holdings during fiscal 2008, 2007 and 2006, respectively. The cash interest payments for fiscal 2007 included a payment to significantly reduce the outstanding interest receivable from SAC Holdings. The largest aggregate amount of notes receivable outstanding during fiscal 2008 was $203.7 million and the aggregate notes receivable balance at March 31, 2008 was $198.1 million. In accordance with the terms of these notes, SAC Holdings may repay the notes without penalty or premium.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

During fiscal 2008, AMERCO and U-Haul held various junior notes with Private Mini Realty L.P. (“Private Mini”).  The equity interests of Private Mini are ultimately controlled by Blackwater. The Company recorded interest income of $5.1 million and $5.0 million, and received cash interest payments of $5.1 million and $5.0 million, from Private Mini during fiscal 2008 and 2007, respectively.  The balance of notes receivable from Private Mini at March 31, 2008 was $69.1 million. The largest aggregate amount outstanding during fiscal 2008 was $70.1 million.

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $23.7 million, $23.5 million and $22.5 million from the above mentioned entities during fiscal 2008, 2007 and 2006, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater.  Mercury is substantially controlled by Mark V. Shoen.  James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $2.1 million, $2.7 million and $2.7 million for fiscal 2008, 2007 and 2006, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At March 31, 2008, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based upon equipment rental revenue. During fiscal 2008, 2007 and 2006 the Company paid the above mentioned entities $36.0 million, $36.6 million and $36.8 million, respectively in commissions pursuant to such dealership contracts.

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $43.6 million, expenses of $2.1 million and cash flows of $68.8 million during fiscal 2008. Revenues and commission expenses related to the Dealer Agreements were $170.0 million and $36.0 million, respectively.

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

In December 2007, Real Estate paid cash for the purchase of a parcel of land from 5 SAC for $0.5 million.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Related Party Assets

	March 31,
	2008	2007
	(In thousands)
Private Mini notes, receivables and interest	$71,038	$71,785
Oxford note receivable from SAC Holdings	-	5,040
U-Haul notes receivable from SAC Holdings (a)	198,144	123,578
U-Haul interest receivable from SAC Holdings (a)	4,498	23,361
U-Haul receivable from SAC Holdings (a)	20,617	16,596
U-Haul receivable from Mercury	6,791	4,278
Other	2,798	541
	$303,886	$245,179

(a) Fiscal 2008 includes both SAC Holding I and SAC Holding II, whereas fiscal 2007 includes SAC Holding I. This is due to the deconsolidation of SAC Holding II effective October 31, 2007.

Note 20: Statutory Financial Information of Insurance Subsidiaries

Applicable laws and regulations of the State of Arizona require RepWest and Oxford to maintain minimum capital and surplus determined in accordance with statutory accounting principles. Audited statutory net income (loss) and statutory capital and surplus for the years-ended are listed below:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
RepWest:
Audited statutory net income	$11,000	$8,980	$1,825
Audited statutory capital and surplus	110,197	101,236	89,824
NAFCIC:
Audited statutory net income (loss)	(95)	517	(82)
Audited statutory capital and surplus	3,013	4,512	3,681
Oxford:
Audited statutory net income	13,038	14,869	10,237
Audited statutory capital and surplus	124,015	112,998	101,466
CFLIC:
Audited statutory net income	4,066	2,652	1,470
Audited statutory capital and surplus	25,075	21,040	22,455
NAI:
Audited statutory net income	6,374	6,198	3,076
Audited statutory capital and surplus	15,824	17,432	16,150
DGLIC*:
Audited statutory net income (loss)	337	(700)	-
Audited statutory capital and surplus	4,199	4,354	-

* Acquired by CFLIC February 28, 2006.

The amount of dividends that can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. The statutory surplus for Oxford at December 31, 2007 that could be distributed as ordinary dividends was $12.2 million. RepWest paid $27.0 million in non-cash dividends to its parent during 2005; payment was effected by a reduction in intercompany accounts. The statutory surplus for RepWest at December 31, 2007 that could be distributed as ordinary dividends was $11.0 million.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 21:  Financial Information by Geographic Area

Financial information by geographic area for fiscal 2008 is as follows:

Year Ended	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
March 31, 2008
Total revenues	$1,938,505	$110,669	$2,049,174
Depreciation and amortization, net of (gains) losses on disposal	225,774	9,289	235,063
Interest expense	100,685	735	101,420
Pretax earnings	100,151	2,151	102,302
Income tax expense	32,855	1,663	34,518
Identifiable assets	3,724,542	107,945	3,832,487

Financial information by geographic area for fiscal 2007 is as follows:

Year Ended	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
March 31, 2007
Total revenues	$1,977,818	$91,480	$2,069,298
Depreciation and amortization, net of (gains) losses on disposal	199,485	7,242	206,727
Interest expense	81,882	554	82,436
Pretax earnings (losses)	149,169	(3,346)	145,823
Income tax expense (benefit)	56,037	(767)	55,270
Identifiable assets	3,434,353	88,695	3,523,048

Financial information by geographic area for fiscal 2006 is as follows:

Year Ended	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
March 31, 2006
Total revenues	$2,003,192	$84,333	$2,087,525
Depreciation and amortization, net of (gains) losses on disposal	160,297	6,781	167,078
Interest expense	68,722	759	69,481
Pretax earnings	199,847	426	200,273
Income tax expense	78,335	784	79,119
Identifiable assets	3,298,572	68,646	3,367,218

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

The consolidated balance sheet as of March 31, 2008 includes the accounts of AMERCO and its wholly-owned subsidiaries. The consolidated balance sheet as of March 31, 2007 includes the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holding II and its subsidiaries. The March 31, 2008 statements of operations and cash flows include AMERCO and its wholly-owned subsidiaries for the entire year, and reflect SAC Holding II and its subsidiaries for the seven months ended October 31, 2007. The March 31, 2007 and 2006 statements of operations and cash flows include the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holding II and its subsidiaries.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 21A: Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of March 31, 2008 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$30	$191,220	$-	$-		$191,250	$6,848	$8,524	$-		$206,622
Reinsurance recoverables and trade receivables, net	-	20,529	27	-		20,556	170,305	10,255	-		201,116
Notes and mortgage receivables, net	-	1,158	930	-		2,088	-	-	-		2,088
Inventories, net	-	65,349	-	-		65,349	-	-	-		65,349
Prepaid expenses	4,508	51,418	233	-		56,159	-	-	-		56,159
Investments, fixed maturities and marketable equities	-	-	-	-		-	144,171	489,613	-		633,784
Investments, other	-	838	13,515	-		14,353	80,786	90,452	-		185,591
Deferred policy acquisition costs, net	-	-	-	-		-	30	35,548	-		35,578
Other assets	8	97,285	30,494	-		127,787	2,808	543	-		131,138
Related party assets	1,164,092	244,801	29,198	(1,131,730)	(c)	306,361	7,067	-	(9,542)	(c)	303,886
	1,168,638	672,598	74,397	(1,131,730)		783,903	412,015	634,935	(9,542)		1,821,311

Investment in subsidiaries	(234,927)	-	-	534,247	(b)	299,320	-	-	(299,320)	(b)	-

Property, plant and equipment, at cost:
Land	-	44,224	163,940	-		208,164	-	-	-		208,164
Buildings and improvements	-	109,826	750,056	-		859,882	-	-	-		859,882
Furniture and equipment	304	291,561	18,095	-		309,960	-	-	-		309,960
Rental trailers and other rental equipment	-	205,572	-	-		205,572	-	-	-		205,572
Rental trucks	-	1,734,425	-	-		1,734,425	-	-	-		1,734,425
	304	2,385,608	932,091	-		3,318,003	-	-	-		3,318,003
Less: Accumulated depreciation	(242)	(999,040)	(307,545)	-		(1,306,827)	-	-	-		(1,306,827)
Total property, plant and equipment	62	1,386,568	624,546	-		2,011,176	-	-	-		2,011,176
Total assets	$933,773	$2,059,166	$698,943	$(597,483)		$3,094,399	$412,015	$634,935	$(308,862)		$3,832,487

(a) Balances as of December 31, 2007
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating balance sheets by industry segment as of March 31, 2008 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$924	$281,666	$4,903	$-		$287,493	$-	$5,033	$-		$292,526
AMERCO's notes and loans payable	-	630,533	874,144	-		1,504,677	-	-	-		1,504,677
Policy benefits and losses, claims and loss expenses payable	-	360,308	-	-		360,308	291,318	137,748	-		789,374
Liabilities from investment contracts	-	-	-	-		-	-	339,198	-		339,198
Other policyholders' funds and liabilities	-	-	-	-		-	6,854	3,613	-		10,467
Deferred income	-	11,781	-	-		11,781	-	-	-		11,781
Deferred income taxes	167,523	-	-	-		167,523	(36,783)	(4,707)	-		126,033
Related party liabilities	-	1,135,916	-	(1,131,730)	(c)	4,186	2,048	3,308	(9,542)	(c)	-
Total liabilities	168,447	2,420,204	879,047	(1,131,730)		2,335,968	263,437	484,193	(9,542)		3,074,056

Stockholders' equity :
Series preferred stock:
Series A preferred stock	-	-	-	-		-	-	-	-		-
Series B preferred stock	-	-	-	-		-	-	-	-		-
Series A common stock	-	-	-	-		-	-	-	-		-
Common stock	10,497	540	1	(541)	(b)	10,497	3,300	2,500	(5,800)	(b)	10,497
Additional paid-in capital	419,370	121,230	147,481	(268,711)	(b)	419,370	86,121	26,271	(112,392)	(b)	419,370
Accumulated other comprehensive income (loss)	(55,279)	(56,870)	-	56,870	(b)	(55,279)	63	1,528	(1,591)	(b)	(55,279)
Retained earnings (deficit)	915,415	(419,043)	(327,586)	746,629	(b)	915,415	59,094	120,443	(179,537)	(b)	915,415
Cost of common shares in treasury, net	(524,677)	-	-	-		(524,677)	-	-	-		(524,677)
Unearned employee stock ownership plan shares	-	(6,895)	-	-		(6,895)	-	-	-		(6,895)
Total stockholders' equity (deficit)	765,326	(361,038)	(180,104)	534,247		758,431	148,578	150,742	(299,320)		758,431
Total liabilities and stockholders' equity	$933,773	$2,059,166	$698,943	$(597,483)		$3,094,399	$412,015	$634,935	$(308,862)		$3,832,487

(a) Balances as of December 31, 2007
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating balance sheets by industry segment as of March 31, 2007 are as follows:

	Moving & Storage						AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated	SAC Holding II	Eliminations			Total Consolidated

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$926	$236,830	$4,973	$-		$242,729	$-	$7,083	$-		$249,812	$1,385	$-			$251,197
AMERCO's notes and loans payable	-	406,458	774,707	-		1,181,165	-	-	-		1,181,165	-	-			1,181,165
SAC Holding II Corporation notes and loans payable, non-recourse to AMERCO	-	-	-	-		-	-	-	-		-	74,887	-			74,887
Policy benefits and losses, claims and loss expenses payable	-	330,602	-	-		330,602	291,241	146,908	-		768,751	-	-			768,751
Liabilities from investment contracts	-	-	-	-		-	-	386,640	-		386,640	-	-			386,640
Other policyholders' funds and liabilities	-	-	-	-		-	7,633	2,930	-		10,563	-	-			10,563
Deferred income	-	15,629	-	-		15,629	-	-	-		15,629	849	-			16,478
Deferred income taxes	186,594	-	-	-		186,594	(41,223)	(3,167)	-		142,204	(2,263)	(26,771)	(d)		113,170
Related party liabilities	-	1,077,090	46,139	(1,113,379)	(c)	9,850	2,411	8,579	(20,840)	(c)	-	82,535	(80,436)	(c)		2,099
Total liabilities	187,520	2,066,609	825,819	(1,113,379)		1,966,569	260,062	548,973	(20,840)		2,754,764	157,393	(107,207)			2,804,950
Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-		-	-	-	-		-	-	-			-
Series B preferred stock	-	-	-	-		-	-	-	-		-	-	-			-
Series A common stock	-	-	-	-		-	-	-	-		-	-	-			-
Common stock	10,497	540	1	(541)	(b)	10,497	3,300	2,500	(5,800)	(b)	10,497	-	-			10,497
Additional paid-in capital	421,483	121,230	147,481	(268,711)	(b)	421,483	86,121	26,271	(112,392)	(b)	421,483	-	(46,071)	(d)		375,412
Additional paid-in capital - SAC Holding II	-	-	-	-		-	-	-	-		-	4,492	(4,492)			-
Accumulated other comprehensive loss	(41,779)	(41,454)	-	41,454	(b)	(41,779)	(163)	(192)	355	(b)	(41,779)	-	-			(41,779)
Retained earnings (deficit)	840,445	(408,887)	(333,656)	742,543	(b)	840,445	53,185	107,863	(161,048)	(b)	840,445	(13,748)	22,603	(b,d	)	849,300
Cost of common shares in treasury, net	(467,198)	-	-	-		(467,198)	-	-	-		(467,198)	-	-			(467,198)
Unearned employee stock ownership plan shares	-	(8,134)	-	-		(8,134)	-	-	-		(8,134)	-	-			(8,134)
Total stockholders' equity (deficit)	763,448	(336,705)	(186,174)	514,745		755,314	142,443	136,442	(278,885)		755,314	(9,256)	(27,960)			718,098
Total liabilities and stockholders' equity	$950,968	$1,729,904	$639,645	$(598,634)		$2,721,883	$402,505	$685,415	$(299,725)		$3,510,078	$148,137	$(135,167)			$3,523,048

(a) Balances as of December 31, 2006
(b) Eliminate investment in subsidiaries and SAC Holding II
(c) Eliminate intercompany receivables and payables
(d) Eliminate gain on sale of property from U-Haul to SAC Holding II

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating statements of operations by industry segment for period ending March 31, 2008 are as follows:

	Moving & Storage						AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II (h)	Eliminations		Total Consolidated

	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$1,451,292	$-	$-		$1,451,292	$-	$-	$-			$1,451,292	$5,846	$(5,846)	(b)	$1,451,292
Self-storage revenues	-	108,965	1,814	-		110,779	-	-	-			110,779	11,469	-		122,248
Self-moving & self-storage products & service sales	-	207,759	-	-		207,759	-	-	-			207,759	10,039	-		217,798
Property management fees	-	24,520	-	-		24,520	-	-	-			24,520	-	(1,700)	(g)	22,820
Life insurance premiums	-	-	-	-		-	-	111,996	-			111,996	-	-		111,996
Property and casualty insurance premiums	-	-	-	-		-	28,388	-	-			28,388	-	-		28,388
Net investment and interest income	4,498	30,250	158	-		34,906	12,090	20,935	(1,771)	(b,d	)	66,160	-	(4,050)	(d)	62,110
Other revenue	-	33,645	70,163	(74,834)	(b)	28,974	-	4,517	(1,303)	(b)		32,188	748	(414)	(b)	32,522
Total revenues	4,498	1,856,431	72,135	(74,834)		1,858,230	40,478	137,448	(3,074)			2,033,082	28,102	(12,010)		2,049,174

Costs and expenses:
Operating expenses	10,071	1,094,806	9,862	(74,834)	(b)	1,039,905	11,999	23,847	(10,453)	(b,c,d	)	1,065,298	13,510	(1,700)	(g)	1,077,108
Commission expenses	-	173,791	-	-		173,791	-	-	-			173,791	-	(5,846)	(b)	167,945
Cost of sales	-	115,018	-	-		115,018	-	-	-			115,018	5,192	-		120,210
Benefits and losses	-	-	-	-		-	19,045	83,408	8,742	(c)		111,195	-	-		111,195
Amortization of deferred policy acquisition costs	-	-	-	-		-	190	12,991	-			13,181	-	-		13,181
Lease expense	94	135,401	50	-		135,545	-	-	(1,200)	(b)		134,345	-	(414)	(b)	133,931
Depreciation, net of (gains) losses on disposals	515	220,696	(476)	-		220,735	-	-	-			220,735	1,474	(327)	(e)	221,882
Total costs and expenses	10,680	1,739,712	9,436	(74,834)		1,684,994	31,234	120,246	(2,911)			1,833,563	20,176	(8,287)		1,845,452
Equity in earnings of subsidiaries	15,426	-	-	4,086	(f)	19,512	-	-	(19,512)	(f)		-	-	-		-
Equity in earnings of SAC Holding II	222	-	-	-		222	-	-	-			222	-	(222)	(f)	-
Total - equity in earnings of subsidiaries and SAC Holding II	15,648	-	-	4,086		19,734	-	-	(19,512)			222	-	(222)		-
Earnings from operations	9,466	116,719	62,699	4,086		192,970	9,244	17,202	(19,675)			199,741	7,926	(3,945)		203,722
Interest income (expense)	88,613	(136,041)	(50,668)	-		(98,096)	-	-	163	(d)		(97,933)	(7,537)	4,050	(d)	(101,420)
Pretax earnings (loss)	98,079	(19,322)	12,031	4,086		94,874	9,244	17,202	(19,512)			101,808	389	105		102,302
Income tax benefit (expense)	(30,498)	9,166	(5,961)	-		(27,293)	(3,335)	(3,599)	-			(34,227)	(167)	(124)	(e)	(34,518)
Net earnings (loss)	67,581	(10,156)	6,070	4,086		67,581	5,909	13,603	(19,512)			67,581	222	(19)		67,784
Less: Preferred stock dividends	(12,963)	-	-	-		(12,963)	-	-	-			(12,963)	-	-		(12,963)
Earnings (loss) available to common shareholders	$54,618	$(10,156)	$6,070	$4,086		$54,618	$5,909	$13,603	$(19,512)			$54,618	$222	$(19)		$54,821
(a) Balances for the year ended December 31, 2007
(b) Eliminate intercompany lease income and commission income
(c ) Eliminate intercompany expenses
(d) Eliminate intercompany interest on debt
(e) Eliminate gain on sale of surplus property from U-Haul to SAC Holding II
(f) Eliminate equity in earnings of subsidiaries and equity in earnings of SAC Holding II
(g) Eliminate management fees charged to SAC Holding II and other intercompany operating expenses
(h) Activity for the seven months ended October 2007, prior to deconsolidation

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating statements of operations by industry segment for period ending March 31, 2007 are as follows:

	Moving & Storage						AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations		Total Consolidated

	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$1,462,470	$-	$-		$1,462,470	$-	$-	$-			$1,462,470	$9,225	$(9,225)	(b)	$1,462,470
Self-storage revenues	-	104,725	1,773	-		106,498	-	-	-			106,498	19,926	-		126,424
Self-moving & self-storage products & service sales	-	208,677	-	-		208,677	-	-	-			208,677	16,045	-		224,722
Property management fees	-	23,951	-	-		23,951	-	-	-			23,951	-	(2,797)	(g)	21,154
Life insurance premiums	-	-	-	-		-	-	121,590	(1,191)	(c)		120,399	-	-		120,399
Property and casualty insurance premiums	-	-	-	-		-	24,335	-	-			24,335	-	-		24,335
Net investment and interest income	4,867	29,294	-	-		34,161	14,151	22,490	(4,071)	(b,d	)	66,731	-	(7,035)	(d)	59,696
Other revenue	204	31,403	67,436	(73,049)	(b)	25,994	-	4,740	(1,333)	(b)		29,401	1,407	(710)	(b)	30,098
Total revenues	5,071	1,860,520	69,209	(73,049)		1,861,751	38,486	148,820	(6,595)			2,042,462	46,603	(19,767)		2,069,298

Costs and expenses:
Operating expenses	12,096	1,085,619	8,843	(73,049)	(b)	1,033,509	8,787	30,871	(12,531)	(b,c,d	)	1,060,636	22,573	(2,797)	(g)	1,080,412
Commission expenses	-	172,124	-	-		172,124	-	-	-			172,124	-	(9,225)	(b)	162,899
Cost of sales	-	110,163	-	-		110,163	-	-	-			110,163	7,485	-		117,648
Benefits and losses	-	-	-	-		-	21,901	88,347	8,477	(c)		118,725	-	-		118,725
Amortization of deferred policy acquisition costs	-	-	-	-		-	2,057	15,081	-			17,138	-	-		17,138
Lease expense	88	149,649	853	-		150,590	-	-	(2,221)	(b)		148,369	-	(710)	(b)	147,659
Depreciation, net of (gains) losses on disposals	293	180,560	6,605	-		187,458	-	-	-			187,458	2,691	(560)	(e)	189,589
Total costs and expenses	12,477	1,698,115	16,301	(73,049)		1,653,844	32,745	134,299	(6,275)			1,814,613	32,749	(13,292)		1,834,070
Equity in earnings of subsidiaries	35,269	-	-	(25,766)	(f)	9,503	-	-	(9,503)	(f)		-	-	-		-
Equity in earnings of SAC Holding II	527	-	-	-		527	-	-	-			527	-	(527)	(f)	-
Total - equity in earnings of subsidiaries and SAC Holding II	35,796	-	-	(25,766)		10,030	-	-	(9,503)			527	-	(527)		-
Earnings from operations	28,390	162,405	52,908	(25,766)		217,937	5,741	14,521	(9,823)			228,376	13,854	(7,002)		235,228
Interest income (expense)	89,026	(114,051)	(51,704)	-		(76,729)	-	-	320	(d)		(76,409)	(13,062)	7,035	(d)	(82,436)
Fees and amortization on early extinguishment of debt	-	(302)	(6,667)	-		(6,969)	-	-	-			(6,969)	-	-		(6,969)
Pretax earnings (loss)	117,416	48,052	(5,463)	(25,766)		134,239	5,741	14,521	(9,503)			144,998	792	33		145,823
Income tax benefit (expense)	(27,211)	(17,948)	1,125	-		(44,034)	(5,896)	(4,863)	-			(54,793)	(265)	(212)	(e)	(55,270)
Net earnings (loss)	90,205	30,104	(4,338)	(25,766)		90,205	(155)	9,658	(9,503)			90,205	527	(179)		90,553
Less: Preferred stock dividends	(12,963)	-	-	-		(12,963)	-	-	-			(12,963)	-	-		(12,963)
Earnings (loss) available to common shareholders	$77,242	$30,104	$(4,338)	$(25,766)		$77,242	$(155)	$9,658	$(9,503)			$77,242	$527	$(179)		$77,590
(a) Balances for the year ended December 31, 2006
(b) Eliminate intercompany lease income and commission income
(c ) Eliminate intercompany premiums and expenses
(d) Eliminate intercompany interest on debt
(e) Eliminate gain on sale of surplus property from U-Haul to SAC Holding II
(f) Eliminate equity in earnings of subsidiaries and equity in earnings of SAC Holding II
(g) Eliminate management fees charged to SAC Holding II and other intercompany operating expenses

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating statements of operations by industry segment for period ending March 31, 2006 are as follows:

	Moving & Storage						AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations		Total Consolidated

	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$1,489,429	$-	$-		$1,489,429	$-	$-	$-			$1,489,429	$9,498	$(9,498)	(b)	$1,489,429
Self-storage revenues	-	99,060	1,813	-		100,873	-	-	-			100,873	18,869	-		119,742
Self-moving & self-storage products & service sales	-	207,119	-	-		207,119	-	-	-			207,119	16,602	-		223,721
Property management fees	-	23,988	-	-		23,988	-	-	-			23,988	-	(2,793)	(g)	21,195
Life insurance premiums	-	-	-	-		-	-	120,352	(1,519)	(c)		118,833	-	-		118,833
Property and casualty insurance premiums	-	-	-	-		-	26,001	-	-			26,001	-	-		26,001
Net investment and interest income	5,108	24,894	23	-		30,025	11,357	21,964	(8,358)	(b,d	)	54,988	-	(6,709)	(d)	48,279
Other revenue	459	39,303	61,910	(66,778)	(b)	34,894	-	5,764	(893)	(b)		39,765	1,270	(710)	(b)	40,325
Total revenues	5,567	1,883,793	63,746	(66,778)		1,886,328	37,358	148,080	(10,770)			2,060,996	46,239	(19,710)		2,087,525
Costs and expenses:
Operating expenses	12,722	1,085,602	6,197	(66,778)	(b)	1,037,743	10,769	27,009	(13,479)	(b, c, d	)	1,062,042	22,909	(2,793)	(g)	1,082,158
Commission expenses	-	175,459	-	-		175,459	-	-	-			175,459	-	(9,498)	(b)	165,961
Cost of sales	-	105,872	-	-		105,872	-	-	-			105,872	7,263	-		113,135
Benefits and losses	-	-	-	-		-	22,590	85,732	8,838	(c)		117,160	-	-		117,160
Amortization of deferred policy acquisition costs	-	-	-	-		-	2,855	21,406	-			24,261	-	-		24,261
Lease expense	81	143,344	66	-		143,491	-	-	(6,129)	(b)		137,362	-	(710)	(b)	136,652
Depreciation, net of (gains) losses on disposals	79	131,803	9,071	-		140,953	-	-	-			140,953	2,424	(560)	(e)	142,817
Total costs and expenses	12,882	1,642,080	15,334	(66,778)		1,603,518	36,214	134,147	(10,770)			1,763,109	32,596	(13,561)		1,782,144
Equity in earnings of subsidiaries	163,004	-	-	(153,424)	(f)	9,580	-	-	(9,580)	(f)		-	-	-		-
Equity in earnings of SAC Holding II	384	-	-	-		384	-	-	-			384	-	(384)	(f)	-
Total - equity in earnings of subsidiaries and SAC Holding II	163,388	-	-	(153,424)		9,964	-	-	(9,580)			384	-	(384)		-
Earnings from operations	156,073	241,713	48,412	(153,424)		292,774	1,144	13,933	(9,580)			298,271	13,643	(6,533)		305,381
Interest expense	(24,636)	(14,383)	(24,331)	-		(63,350)	-	-	-			(63,350)	(12,840)	6,709	(d)	(69,481)
Fees and amortization on early extinguishment of debt	(35,627)	-	-	-		(35,627)	-	-	-			(35,627)	-	-		(35,627)
Pretax earnings	95,810	227,330	24,081	(153,424)		193,797	1,144	13,933	(9,580)			199,294	803	176		200,273
Income tax benefit (expense)	24,996	(87,910)	(10,077)	-		(72,991)	(513)	(4,984)	-			(78,488)	(419)	(212)	(e)	(79,119)
Net earnings	120,806	139,420	14,004	(153,424)		120,806	631	8,949	(9,580)			120,806	384	(36)		121,154
Less: Preferred stock dividends	(12,963)	-	-	-		(12,963)	-	-	-			(12,963)	-	-		(12,963)
Earnings available to common shareholders	$107,843	$139,420	$14,004	$(153,424)		$107,843	$631	$8,949	$(9,580)			$107,843	$384	$(36)		$108,191
(a) Balances for the year ended December 31, 2005
(b) Eliminate intercompany lease income and commission income
(c ) Eliminate intercompany premiums and expenses
(d) Eliminate intercompany interest on debt
(e) Eliminate gain on sale of surplus property from U-Haul to SAC Holding II
(f) Eliminate equity in earnings of subsidiaries and equity in earnings of SAC Holding II
(g) Eliminate management fees charged to SAC Holding II and other intercompany operating expenses

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating cash flow statements by industry segment for the year ended March 31, 2008, are as follows:

	Moving & Storage					AMERCO Legal Group			AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II (b)	Elimination	Total Consolidated

Cash flows from operating activities:	(In thousands)
Net earnings (loss)	$67,581	$(10,156)	$6,070	$4,086	$67,581	$5,909	$13,603	$(19,512)	$67,581	$222	$(19)	$67,784
Earnings from consolidated entities	(15,648)	-	-	(4,086)	(19,734)	-	-	19,512	(222)	-	222	-
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	515	214,246	11,730	-	226,491	-	-	-	226,491	1,634	(327)	227,798
Amortization of deferred policy acquisition costs	-	-	-	-	-	190	12,991	-	13,181	-	-	13,181
Change in allowance for losses on trade receivables	-	23	-	-	23	-	53	-	76	-	-	76
Change in allowance for losses on mortgage notes	-	(39)	-	-	(39)	-	-	-	(39)	-	-	(39)
Provision for inventory reserve	-	2,746	-	-	2,746	-	-	-	2,746	-	-	2,746
Net (gain) loss on sale of real and personal property	-	6,450	(12,206)	-	(5,756)	-	-	-	(5,756)	(160)	-	(5,916)
Net loss on sale of investments	-	-	-	-	-	51	241	-	292	-	-	292
Write-off of unamortized debt issuance costs	-	-	-	-	-	-	-	-	-	-	-	-
Deferred income taxes	(11,222)	91	-	-	(11,131)	4,318	(3,488)	-	(10,301)	146	124	(10,031)
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(2,209)	-	-	(2,209)	(15,133)	766	-	(16,576)	-	-	(16,576)
Inventories	-	(2,449)	-	-	(2,449)	-	-	-	(2,449)	4	-	(2,445)
Prepaid expenses	6,665	(10,847)	(203)	-	(4,385)	-	-	-	(4,385)	47	-	(4,338)
Capitalization of deferred policy acquisition costs	-	-	-	-	-	(24)	(7,455)	-	(7,479)	-	-	(7,479)
Other assets	4	3,602	1,470	-	5,076	(1,065)	290	-	4,301	(1,008)	-	3,293
Related party assets	6,007	6,493	12,645	-	25,145	2,842	5,040	-	33,027	5	-	33,032
Accounts payable and accrued expenses	7,571	20,200	(4,316)	-	23,455	-	(1,231)	-	22,224	680	-	22,904
Policy benefits and losses, claims and loss expenses payable	-	29,747	-	-	29,747	77	(9,160)	-	20,664	-	-	20,664
Other policyholders' funds and liabilities	-	-	-	-	-	(779)	683	-	(96)	-	-	(96)
Deferred income	-	(3,948)	-	-	(3,948)	-	-	-	(3,948)	(48)	-	(3,996)
Related party liabilities	-	(6,220)	-	-	(6,220)	(363)	(5,271)	-	(11,854)	287	-	(11,567)
Net cash provided (used) by operating activities	61,473	247,730	15,190	-	324,393	(3,977)	7,062	-	327,478	1,809	-	329,287
Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(1,841)	(507,883)	(59,105)	-	(568,829)	-	-	-	(568,829)	(1,381)	-	(570,210)
Short term investments	-	-	-	-	-	(82,179)	(163,166)	-	(245,345)	-	-	(245,345)
Fixed maturities investments	-	-	-	-	-	(29,692)	(53,959)	-	(83,651)	-	-	(83,651)
Equity securities	-	-	-	-	-	-	(31)	-	(31)	-	-	(31)
Preferred stock	-	-	-	-	-	-	(770)	-	(770)	-	-	(770)
Real estate	-	-	(2,801)	-	(2,801)	(297)	-	-	(3,098)	-	-	(3,098)
Mortgage loans	-	-	(497)	-	(497)	(1,650)	(11,910)	-	(14,057)	-	-	(14,057)
Proceeds from sales of:
Property, plant and equipment	-	143,537	22,458	-	165,995	-	-	-	165,995	391	-	166,386
Short term investments	-	-	-	-	-	77,417	168,758	-	246,175	-	-	246,175
Fixed maturities investments	-	-	-	-	-	37,359	94,434	-	131,793	-	-	131,793
Equity securities	-	-	-	-	-	-	46	-	46	-	-	46
Preferred stock	-	-	-	-	-	5,000	625	-	5,625	-	-	5,625
Real estate	-	281	-	-	281	631	-	-	912	-	-	912
Mortgage loans	-	-	-	-	-	8	8,138	-	8,146	-	-	8,146
Payments from notes and mortgage receivables	-	117	-	-	117	-	-	-	117	-	-	117
Net cash provided (used) by investing activities	(1,841)	(363,948)	(39,945)	-	(405,734)	6,597	42,165	-	(356,972)	(990)	-	(357,962)
	(page 1 of 2)
(a) Balance for the period ended December 31, 2007
(b) Activity for the seven months ending October 31, 2007, prior to deconsolidation

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2008, are as follows:

	Moving & Storage					AMERCO Legal Group			AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II (b)	Elimination	Total Consolidated

Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	-	415,308	201,402	-	616,710	-	-	-	616,710	-	-	616,710
Principal repayments on credit facilities	-	(192,603)	(101,965)	-	(294,568)	-	-	-	(294,568)	(819)	-	(295,387)
Debt issuance costs	-	(11,806)	(170)	-	(11,976)	-	-	-	(11,976)	-	-	(11,976)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	1,239	-	-	1,239	-	-	-	1,239	-	-	1,239
Treasury stock repurchases	(57,478)	-	-	-	(57,478)	-	-	-	(57,478)	-	-	(57,478)
Securitization deposits	-	(32,775)	-	-	(32,775)	-	-	-	(32,775)	-	-	(32,775)
Proceeds from (repayment of) intercompany loans	10,830	64,489	(75,319)	-	-	-	-	-	-	-	-	-
Preferred stock dividends paid	(12,963)	-	-	-	(12,963)	-	-	-	(12,963)	-	-	(12,963)
Investment contract deposits	-	-	-	-	-	-	18,077	-	18,077	-	-	18,077
Investment contract withdrawals	-	-	-	-	-	-	(65,518)	-	(65,518)	-	-	(65,518)
Net cash provided (used) by financing activities	(59,611)	243,852	23,948	-	208,189	-	(47,441)	-	160,748	(819)	-	159,929

Effects of exchange rate on cash	-	96	-	-	96	-	-	-	96	-	-	96

Increase (decrease) in cash and cash equivalents	21	127,730	(807)	-	126,944	2,620	1,786	-	131,350	-	-	131,350
Cash and cash equivalents at beginning of period	9	63,490	807	-	64,306	4,228	6,738	-	75,272	-	-	75,272
Cash and cash equivalents at end of period	$30	$191,220	$-	$-	$191,250	$6,848	$8,524	$-	$206,622	$-	$-	$206,622
	(page 2 of 2)
(a) Balance for the period ended December 31, 2007
(b) Activity for the seven months ending October 31, 2007, prior to deconsolidation

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating cash flow statements by industry segment for the year ended March 31, 2007, are as follows:

	Moving & Storage					AMERCO Legal Group			AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated

Cash flows from operating activities:	(In thousands)
Net earnings (loss)	$90,205	$30,104	$(4,338)	$(25,766)	$90,205	$(155)	$9,658	$(9,503)	$90,205	$527	$(179)	$90,553
Earnings from consolidated entities	(35,796)	-	-	25,766	(10,030)	-	-	9,503	(527)	-	527	-
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	293	172,698	10,984	-	183,975	-	-	-	183,975	2,691	(560)	186,106
Amortization of deferred policy acquisition costs	-	-	-	-	-	2,057	15,081	-	17,138	-	-	17,138
Changes in allowance for losses on trade receivables	-	(145)	-	-	(145)	-	194	-	49	-	-	49
Changes in allowance for losses on mortgage notes	-	(40)	-	-	(40)	-	-	-	(40)	-	-	(40)
Provision for inventory reserves	-	2,679	-	-	2,679	-	-	-	2,679	-	-	2,679
Net (gain) loss on sale of real and personal property	-	7,862	(4,379)	-	3,483	-	-	-	3,483	-	-	3,483
Net loss on sale of investments	-	-	-	-	-	559	63	-	622	-	-	622
Write-off of unamortized debt issuance costs	-	302	6,667	-	6,969	-	-	-	6,969	-	-	6,969
Deferred income taxes	5,239	(19)	-	-	5,220	5,292	(4,456)	-	6,056	704	212	6,972
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(859)	(2)	-	(861)	44,736	5,032	-	48,907	-	-	48,907
Inventories	-	(4,718)	-	-	(4,718)	-	-	-	(4,718)	(43)	-	(4,761)
Prepaid expenses	(9,122)	1,193	(30)	-	(7,959)	-	-	-	(7,959)	(246)	-	(8,205)
Capitalization of deferred policy acquisition costs	-	-	-	-	-	(1,093)	(7,075)	-	(8,168)	-	-	(8,168)
Other assets	(10)	1,111	2,182	-	3,283	284	(395)	-	3,172	(243)	-	2,929
Related party assets	(1,479)	(12,973)	8	-	(14,444)	14,384	5,781	-	5,721	2,895	-	8,616
Accounts payable and accrued expenses	(19,561)	33,125	4,312	-	17,876	-	4,451	-	22,327	331	-	22,658
Policy benefits and losses, claims and loss expenses payable	-	35,298	-	-	35,298	(61,719)	(13,748)	-	(40,169)	-	-	(40,169)
Other policyholders' funds and liabilities	-	-	-	-	-	2,411	298	-	2,709	-	-	2,709
Deferred income	-	1,215	-	-	1,215	-	-	-	1,215	51	-	1,266
Related party liabilities	(201)	19,878	-	-	19,677	(1,317)	(3,507)	-	14,853	(4,445)	-	10,408
Net cash provided (used) by operating activities	29,568	286,711	15,404	-	331,683	5,439	11,377	-	348,499	2,222	-	350,721
Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(1,998)	(586,737)	(58,477)	-	(647,212)	-	-	-	(647,212)	(1,132)	-	(648,344)
Short term investments	-	-	-	-	-	(83,277)	(166,115)	-	(249,392)	-	-	(249,392)
Fixed maturity investments	-	-	-	-	-	(71,630)	(38,042)	-	(109,672)	-	-	(109,672)
Mortgage loans	-	-	-	-	-	-	(10,725)	-	(10,725)	-	-	(10,725)
Proceeds from sales of:
Property, plant and equipment	-	85,134	4,538	-	89,672	-	-	-	89,672	-	-	89,672
Short term investments	-	-	-	-	-	111,936	164,754	-	276,690	-	-	276,690
Fixed maturity investments	-	-	-	-	-	22,409	94,449	-	116,858	-	-	116,858
Cash received in excess of purchase of company acquired	-	-	-	-	-	-	1,235	-	1,235	-	-	1,235
Preferred stock	-	-	-	-	-	-	1,225	-	1,225	-	-	1,225
Real estate	-	195	(2,861)	-	(2,666)	9,536	-	-	6,870	-	-	6,870
Mortgage loans	-	-	-	-	-	-	7,062	-	7,062	-	-	7,062
Payments from notes and mortgage receivables	-	136	766	-	902	-	-	-	902	-	-	902
Net cash provided (used) by investing activities	(1,998)	(501,272)	(56,034)	-	(559,304)	(11,026)	53,843	-	(516,487)	(1,132)	-	(517,619)
	(page 1 of 2)
(a) Balance for the year ended December 31, 2006

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2007, are as follows:

	Moving & Storage					AMERCO Legal Group			AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated

Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	-	345,760	64,429	-	410,189	-	-	-	410,189	-	-	410,189
Principal repayments on credit facilities	-	(151,511)	(43,216)	-	(194,727)	-	-	-	(194,727)	(1,345)	-	(196,072)
Debt issuance costs	-	(3,281)	223	-	(3,058)	-	-	-	(3,058)	-	-	(3,058)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	1,204	-	-	1,204	-	-	-	1,204	-	-	1,204
Treasury stock repurchases	(49,106)	-	-	-	(49,106)	-	-	-	(49,106)	-	-	(49,106)
Proceeds from (repayment of) intercompany loans	34,501	(53,646)	19,145	-	-	-	-	-	-	-	-	-
Preferred stock dividends paid	(12,963)	-	-	-	(12,963)	-	-	-	(12,963)	-	-	(12,963)
Investment contract deposits	-	-	-	-	-	-	16,695	-	16,695	-	-	16,695
Investment contract withdrawals	-	-	-	-	-	-	(79,204)	-	(79,204)	-	-	(79,204)
Net cash provided (used) by financing activities	(27,568)	138,526	40,581	-	151,539	-	(62,509)	-	89,030	(1,345)	-	87,685

Effects of exchange rate on cash	-	(974)	-	-	(974)	-	-	-	(974)	-	-	(974)

Increase (decrease) in cash and cash equivalents	2	(77,009)	(49)	-	(77,056)	(5,587)	2,711	-	(79,932)	(255)	-	(80,187)
Cash and cash equivalents at beginning of period	7	140,499	856	-	141,362	9,815	4,027	-	155,204	255	-	155,459
Cash and cash equivalents at end of period	$9	$63,490	$807	$-	$64,306	$4,228	$6,738	$-	$75,272	$-	$-	$75,272
	(page 2 of 2)
(a) Balance for the year ended December 31, 2006

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating cash flow statements by industry segment for the year ended March 31, 2006 are as follows:

	Moving & Storage					AMERCO Legal Group			AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated

Cash flows from operating activities:	(In thousands)
Net earnings (loss)	$120,806	$139,420	$14,004	$(153,424)	$120,806	$631	$8,949	$(9,580)	$120,806	$384	$(36)	$121,154
Earnings from consolidated entities	(163,388)	-	-	153,424	(9,964)	-	-	9,580	(384)	-	384	-
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	79	121,942	9,687	-	131,708	-	-	-	131,708	2,424	(560)	133,572
Amortization of deferred policy acquisition costs	-	-	-	-	-	2,855	21,406	-	24,261	-	-	24,261
Change in allowance for losses on trade receivables	-	(188)	-	-	(188)	-	5	-	(183)	-	-	(183)
Change in allowance for losses on mortgage notes	-	(2,230)	-	-	(2,230)	-	-	-	(2,230)	-	-	(2,230)
Provision for inventory reserve	-	2,458	-	-	2,458	-	-	-	2,458	-	-	2,458
Net (gain) loss on sale of real and personal property	-	9,861	(616)	-	9,245	-	-	-	9,245	-	-	9,245
Net loss on sale of investments	-	-	-	-	-	1,377	1,031	-	2,408	-	-	2,408
Write-off of unamortized debt issuance costs	13,629	-	-	-	13,629	-	-	-	13,629	-	-	13,629
Deferred income taxes	22,940	(8)	-	-	22,932	3,526	(300)	-	26,158	2,006	265	28,429
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(3,999)	1	-	(3,998)	11,913	2,746	-	10,661	-	-	10,661
Inventories	-	(3,431)	-	-	(3,431)	-	-	-	(3,431)	(165)	-	(3,596)
Prepaid expenses	3,142	(32,052)	-	-	(28,910)	-	-	-	(28,910)	101	-	(28,809)
Capitalization of deferred policy acquisition costs	-	-	-	-	-	(2,742)	(9,368)	-	(12,110)	-	-	(12,110)
Other assets	576	10,345	(14,684)	-	(3,763)	1,661	777	-	(1,325)	(132)	-	(1,457)
Related party assets	(218)	(14,223)	(79)	-	(14,520)	4,932	(181)	-	(9,769)	(698)	2,377	(8,090)
Accounts payable and accrued expenses	30,128	23,089	(4,009)	-	49,208	-	(12,735)	-	36,473	123	-	36,596
Policy benefits and losses, claims and loss expenses payable	-	46,514	-	-	46,514	(38,423)	(13,009)	-	(4,918)	-	-	(4,918)
Other policyholders' funds and liabilities	-	-	-	-	-	(3,447)	(461)	-	(3,908)	-	-	(3,908)
Deferred income	-	2,672	(2)	-	2,670	(6,007)	554	-	(2,783)	195	-	(2,588)
Related party liabilities	(447)	(55,594)	-	-	(56,041)	(5,182)	(140)	21,252	(40,111)	(1,475)	(2,430)	(44,016)
Net cash provided (used) by operating activities	27,247	244,576	4,302	-	276,125	(28,906)	(726)	21,252	267,745	2,763	-	270,508
Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(2,298)	(314,793)	(65,025)	-	(382,116)	-	-	39,358	(342,758)	(1,624)	-	(344,382)
Short term investments	-	-	-	-	-	(245,950)	(288,156)	-	(534,106)	-	-	(534,106)
Fixed maturity investments	-	-	-	-	-	(51,021)	(209,117)	-	(260,138)	-	-	(260,138)
Mortgage loans	-	-	-	-	-	-	(8,868)	-	(8,868)	-	-	(8,868)
Proceeds from sales of:
Property, plant and equipment	-	59,301	659	-	59,960	-	-	-	59,960	-	-	59,960
Short term investments	-	-	-	-	-	229,590	371,260	-	600,850	-	-	600,850
Fixed maturity investments	-	-	-	-	-	28,863	130,753	-	159,616	-	-	159,616
Equity securities	-	-	-	-	-	-	6,769	-	6,769	-	-	6,769
Preferred stock	-	-	-	-	-	10,030	1,620	-	11,650	-	-	11,650
Real estate	-	-	-	-	-	56,571	19,175	(39,358)	36,388	-	-	36,388
Mortgage loans	-	-	-	-	-	-	33,014	(21,252)	11,762	-	-	11,762
Payments from notes and mortgage receivables	-	1,917	(254)	-	1,663	-	-	-	1,663	-	-	1,663
Net cash provided (used) by investing activities	(2,298)	(253,575)	(64,620)	-	(320,493)	28,083	56,450	(21,252)	(257,212)	(1,624)	-	(258,836)
	(page 1 of 2)
(a) Balance for the year ended December 31, 2005

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2006 are as follows:

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
	(page 2 of 2)
(a) Balance for the year ended December 31, 2005

 AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 22:  Subsequent Events

Preferred Stock Dividends

On May 2, 2008, the Board of Directors of AMERCO, the holding Company for U-Haul International, Inc., and other companies, declared a regular quarterly cash dividend of $0.53125 per share on the Company’s Series A, 8 1/2 percent Preferred Stock. The dividend was paid June 2, 2008 to holders of record on May 15, 2008.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF AMERCO

BALANCE SHEETS

	March 31,
	2008	2007
	(In thousands)
ASSETS
Cash and cash equivalents	$30	$9
Investment in subsidiaries	(234,927)	(235,860)
Investment in SAC Holding II	-	(9,256)
Related party assets	1,164,092	1,180,929
Other assets	4,578	15,146
Total assets	$933,773	$950,968

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Other liabilities	$168,447	$187,520
	168,447	187,520
Stockholders' equity:
Preferred stock	-	-
Common stock	10,497	10,497
Additional paid-in capital	419,370	421,483
Accumulated other comprehensive loss	(55,279)	(41,779)
Retained earnings:
Beginning of period	847,271	763,203
Net earnings	67,581	90,205
Dividends	563	(12,963)
	1,290,003	1,230,646

Less: Cost of common shares in treasury	(524,677)	(467,198)
Total stockholders' equity	765,326	763,448
Total liabilities and stockholders' equity	$933,773	$950,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2008	2007	2006
	(In thousands, except share and per share data)
Revenues:
Net interest income from subsidiaries	$4,498	$5,071	$5,567
Expenses:
Operating expenses	10,071	12,096	12,722
Other expenses	609	381	160
Total expenses	10,680	12,477	12,882
Equity in earnings of subsidiaries and SAC Holding II	15,648	35,796	163,388
Interest income (expense)	88,613	89,026	(24,636)
Fees on early extinguishment of debt	-	-	(35,627)
Pretax earnings	98,079	117,416	95,810
Income tax benefit (expense)	(30,498)	(27,211)	24,996
Net earnings	67,581	90,205	120,806
Less: Preferred stock dividends	(12,963)	(12,963)	(12,963)
Earnings available to common shareholders	$54,618	$77,242	$107,843
Basic and diluted earnings per common share	$2.77	$3.71	$5.17
Weighted average common shares outstanding: Basic and diluted	19,740,571	20,838,570	20,857,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF CASH FLOW

	Year Ended March 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net earnings	$67,581	$90,205	$120,806
Change in investments in subsidiaries and SAC Holding II	(15,648)	(35,796)	(163,388)
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	515	293	79
Write-off of unamortized debt issuance costs	-	-	13,629
Deferred income taxes	(11,222)	5,239	22,940
Net change in other operating assets and liabilities:
Prepaid expenses	6,665	(9,122)	3,142
Other assets	4	(10)	576
Related party assets	6,007	(1,479)	(218)
Accounts payable and accrued expenses	7,571	(19,561)	30,128
Related party liabilities	-	(201)	(447)
Net cash provided by operating activities	61,473	29,568	27,247

Cash flows from investment activities:
Purchase of property, plant and equipment	(1,841)	(1,998)	(2,298)
Net cash used by investing activities	(1,841)	(1,998)	(2,298)

Cash flows from financing activities:
Borrowings from credit facilities	-	-	80,266
Principal repayments on credit facilities	-	-	(860,274)
Treasury stock repurchases	(57,478)	(49,106)	-
Proceeds from intercompany loans	10,830	34,501	768,015
Preferred stock dividends paid	(12,963)	(12,963)	(12,963)
Net cash used by financing activities	(59,611)	(27,568)	(24,956)

Increase (decrease) in cash and cash equivalents	21	2	(7)
Cash and cash equivalents at beginning of period	9	7	14
Cash and cash equivalents at end of period	$30	$9	$7

Income taxes paid in cash amounted to $10.1 million, $74.8 million and $43.3 million for fiscal 2008, 2007 and 2006, respectively. AMERCO had no outstanding debt in fiscal 2007 or 2008 and thus there were no cash interest payments. Interest paid in cash in fiscal 2006 was $59.8 million.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

NOTES TO CONDENSED FINANCIAL INFORMATION

MARCH 31, 2008, 2007, AND 2006

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

AMERCO is included in a consolidated Federal income tax return with all of its U.S. subsidiaries excluding Dallas General Life Insurance Company, a subsidiary of Oxford. Accordingly, the provision for income taxes has been calculated for Federal income taxes of AMERCO and subsidiaries included in the consolidated return of the Registrant. State taxes for all subsidiaries are allocated to the respective subsidiaries.

The financial statements include only the accounts of AMERCO, which include certain of the corporate operations of AMERCO (excluding SAC Holding II). The interest in AMERCO’s majority owned subsidiaries is accounted for on the equity method. The intercompany interest income and expenses are eliminated in the Consolidated Financial Statements.

2.  Guarantees

AMERCO has guaranteed performance of certain long-term leases and other obligations. Refer to Note 16 Contingent Liabilities and Commitments and Note 19 Related Party Transactions of the Notes to Consolidated Financial Statements.

SCHEDULE II

AMERCO AND CONSOLIDATED SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended March 31, 2008, 2007 and 2006

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at Year End

Year ended March 31, 2008	(In thousands)
Allowance for doubtful accounts
(deducted from trade receivable)	$1,412	$2,300	$-	$(2,224)	$1,488
Allowance for doubtful accounts
(deducted from notes and mortgage receivable)	$354	$-	$-	$(39)	$315
Allowance for LIFO
(deducted from inventory)	$8,372	$2,704	$-	$-	$11,076
Allowance for obsolescence
(deducted from inventory)	$1,500	$42	$-	$-	$1,542
Allowance for probable losses
(deducted from mortgage loans)	$803	$-	$-	$(128)	$675

Year ended March 31, 2007
Allowance for doubtful accounts
(deducted from trade receivable)	$1,363	$3,122	$-	$(3,073)	$1,412
Allowance for doubtful accounts
(deducted from notes and mortgage receivable)	$394	$-	$-	$(40)	$354
Allowance for LIFO
(deducted from inventory)	$5,693	$2,679	$-	$-	$8,372
Allowance for obsolescence
(deducted from inventory)	$1,500	$-	$-	$-	$1,500
Allowance for probable losses
(deducted from mortgage loans)	$1,200	$-	$-	$(397)	$803

Year ended March 31, 2006
Allowance for doubtful accounts
(deducted from trade receivable)	$1,546	$1,994	$-	$(2,177)	$1,363
Allowance for doubtful accounts
(deducted from notes and mortgage receivable)	$2,624	$-	$-	$(2,230)	$394
Allowance for LIFO
(deducted from inventory)	$3,234	$2,570	$-	$(111)	$5,693
Allowance for obsolescence
(deducted from inventory)	$1,500	$-	$-	$-	$1,500
Allowance for probable losses
(deducted from mortgage loans)	$1,200	$-	$-	$-	$1,200

SCHEDULE V

AMERCO AND CONSOLIDATED SUBSIDIARIES

SUPPLEMENTAL INFORMATION (FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS)

Years Ended December 31, 2007, 2006 AND 2005

Year	Affiliation with Registrant	Deferred Policy Acquisition Cost	Reserves for Unpaid Claims and Adjustment Expenses	Discount if any, Deducted	Unearned Premiums	Net Earned Premiums (1)	Net Investment Income (2)	Claim and Claim Adjustment Expenses Incurred Related to Current Year	Claim and Claim Adjustment Expenses Incurred Related to Prior Year	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expense	Net Premiums Written (1)
(In thousands)
2008	Consolidated property casualty entity	$30	$288,410	N/A	$200	$28,388	$12,141	$7,094	$11,894	$190	$38,592	$28,334
2007	Consolidated property casualty entity	196	288,783	N/A	459	24,335	14,440	6,006	15,895	2,057	43,608	23,232
2006	Consolidated property casualty entity	1,160	346,928	N/A	2,557	26,001	12,639	6,429	16,161	2,855	48,453	25,771

(1)	The earned and written premiums are reported net of intersegment transactions. There were no earned premiums eliminated for the year ended 2008, 2007 and 2006, respectively.

(2)	Net Investment Income excludes net realized losses on investments of $0.1 million, $0.3 million and $1.3 million for the years ended 2008, 2007 and 2006, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERCO

By:	/s/ Edward J. Shoen
Edward J. Shoen
Chairman of the Board and President
Dated: June 4, 2008
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

Signature		Title	Date
/s/	EDWARD J. SHOEN	Chairman of the Board and President (Principal Executive Officer)	June 4, 2008
Edward J. Shoen
/s/	JASON A. BERG	Chief Accounting Officer (Principal Accounting Officer)	June 4, 2008
Jason A. Berg
/s/	CHARLES J. BAYER	Director	June 4, 2008
Charles J. Bayear
/s/	JOHN P. BROGAN	Director	June 4, 2008
John P. Brogan
/s/	JOHN M. DODDS	Director	June 4, 2008
John M. Dodds
/s/	MICHAEL L. GALLAGHER	Director	June 4, 2008
Michael L. Gallagher
/s/	M. FRANK LYONS	Director	June 4, 2008
M. Frank Lyons
/s/	DANIEL R. MULLEN	Director	June 4, 2008
Daniel R. Mullen

Signature		Title	Date
/s/	JAMES P. SHOEN	Director	June 4, 2008
James P. Shoen