Form 10-Q
period 2008-06-30
AMERCO /NV/
filed 2008-08-06
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from __________________ to __________________

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.

1-11255	AMERCO	88-0106815
(A Nevada Corporation)
1325 Airmotive Way, Ste. 100
Reno, Nevada 89502-3239
Telephone (775) 688-6300

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of a “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Larger accelerated filer ☐                                                                Accelerated filer ☑                                           Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

19,631,314 shares of AMERCO Common Stock, $0.25 par value, were outstanding at August 1, 2008.

PART I FINANCIAL INFORMATION

ITEM 1.         Financial Statements

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2008	2008
	(Unaudited)
	(In thousands)
ASSETS
Cash and cash equivalents	$239,792	$206,622
Reinsurance recoverables and trade receivables, net	207,644	201,116
Notes and mortgage receivables, net	2,299	2,088
Inventories, net	71,075	65,349
Prepaid expenses	62,929	56,159
Investments, fixed maturities and marketable equities	567,532	633,784
Investments, other	247,988	185,591
Deferred policy acquisition costs, net	33,520	35,578
Other assets	130,686	131,138
Related party assets	296,966	303,886
	1,860,431	1,821,311
Property, plant and equipment, at cost:
Land	208,391	208,164
Buildings and improvements	884,312	859,882
Furniture and equipment	320,615	309,960
Rental trailers and other rental equipment	208,826	205,572
Rental trucks	1,712,246	1,734,425
	3,334,390	3,318,003
Less: Accumulated depreciation	(1,315,430)	(1,306,827)
Total property, plant and equipment	2,018,960	2,011,176
Total assets	$3,879,391	$3,832,487
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$299,137	$292,526
AMERCO's notes, loans and leases payable	1,492,755	1,504,677
Policy benefits and losses, claims and loss expenses payable	785,252	789,374
Liabilities from investment contracts	328,628	339,198
Other policyholders' funds and liabilities	9,645	10,467
Deferred income	16,787	11,781
Deferred income taxes	146,338	126,033
Total liabilities	3,078,542	3,074,056
Commitments and contingencies (notes 3, 7, 8 and 9)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and outstanding as of June 30 and March 31, 2008	-	-
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of June 30 and March 31, 2008	-	-
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of June 30 and March 31, 2008	-	-
Common stock of $0.25 par value, 150,000,000 shares authorized; 41,985,700
issued as of June 30 and March 31, 2008	10,497	10,497
Additional paid-in capital	419,833	419,370
Accumulated other comprehensive loss	(40,224)	(55,279)
Retained earnings	942,000	915,415
Cost of common shares in treasury, net (22,354,386 shares as of June 30 and March 31, 2008)	(524,677)	(524,677)
Unearned employee stock ownership plan shares	(6,580)	(6,895)
Total stockholders' equity	800,849	758,431
Total liabilities and stockholders' equity	$3,879,391	$3,832,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended June 30,
	2008	2007
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$390,029	$392,517
Self-storage revenues	27,551	32,036
Self-moving and self-storage products and service sales	62,556	68,655
Property management fees	4,716	3,947
Life insurance premiums	26,917	29,187
Property and casualty insurance premiums	6,124	5,916
Net investment and interest income	14,596	14,314
Other revenue	10,305	7,703
Total revenues	542,794	554,275

Costs and expenses:
Operating expenses	259,271	273,201
Commission expenses	47,965	44,304
Cost of sales	34,985	34,648
Benefits and losses	27,317	29,277
Amortization of deferred policy acquisition costs	2,088	3,917
Lease expense	34,568	32,659
Depreciation, net of (gains) losses on disposals	64,938	44,265
Total costs and expenses	471,132	462,271

Earnings from operations	71,662	92,004
Interest expense	(23,844)	(23,716)
Pretax earnings	47,818	68,288
Income tax expense	(17,992)	(26,536)
Net earnings	29,826	41,752
Less: Preferred stock dividends	(3,241)	(3,241)
Earnings available to common shareholders	$26,585	$38,511
Basic and diluted earnings per common share	$1.37	$1.93
Weighted average common shares outstanding: Basic and diluted	19,343,184	19,937,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended June 30,
	2008	2007
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Net earnings	$29,826	$41,752
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	60,253	55,233
Amortization of deferred policy acquisition costs	2,088	3,917
Change in allowance for losses on trade receivables	(55)	166
Change in allowance for losses on mortgage notes	(49)	10
Change in allowance for inventory reserves	3,370	(190)
Net (gain) loss on sale of real and personal property	4,685	(10,968)
Net (gain) loss on sale of investments	(138)	83
Deferred income taxes	22,088	6,166
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(6,471)	(6,075)
Inventories	(9,096)	2,067
Prepaid expenses	6,558	12,863
Capitalization of deferred policy acquisition costs	(2,282)	(1,315)
Other assets	813	(11,191)
Related party assets	8,270	5,909
Accounts payable and accrued expenses	3,650	11,110
Policy benefits and losses, claims and loss expenses payable	(4,110)	(1,411)
Other policyholders' funds and liabilities	(1,404)	133
Deferred income	5,013	(306)
Related party liabilities	(1,335)	(826)
Net cash provided by operating activities	121,674	107,127

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(96,257)	(224,680)
Short term investments	(146,434)	(62,247)
Fixed maturities investments	(59,796)	(12,586)
Preferred stock	(1,895)	-
Real estate	(26)	(270)
Mortgage loans	(4,910)	(2,783)
Proceeds from sale of:
Property, plant and equipment	36,304	54,128
Short term investments	86,726	70,238
Fixed maturities investments	130,919	20,475
Equity securities	27	46
Preferred stock	-	2,625
Real estate	15	-
Mortgage loans	2,039	2,615
Payments from notes and mortgage receivables	29	48
Net cash used by investing activities	(53,259)	(152,391)

Cash flows from financing activities:
Borrowings from credit facilities	15,330	445,294
Principal repayments on credit facilities	(37,197)	(44,800)
Debt issuance costs	(360)	(8,880)
Capital lease payments	(138)	-
Leveraged Employee Stock Ownership Plan - repayments from loan	315	304
Treasury stock repurchases	-	(33,966)
Securitization deposits	-	(210,308)
Preferred stock dividends paid	(3,241)	(3,241)
Investment contract deposits	4,703	4,027
Investment contract withdrawals	(15,273)	(17,035)
Net cash provided (used) by financing activities	(35,861)	131,395

Effects of exchange rate on cash	616	226

Increase in cash equivalents	33,170	86,357
Cash and cash equivalents at the beginning of period	206,622	75,272
Cash and cash equivalents at the end of period	$239,792	$161,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation

The first fiscal quarter for AMERCO ends on the 30th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31st of March for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. The Company discloses any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2008 and 2007 correspond to the Company’s fiscal years 2009 and 2008.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars. Certain amounts reported in previous years have been reclassified to conform to the current presentation.

The condensed consolidated balance sheet as of June 30, 2008 and March 31, 2008 include the accounts of AMERCO and its wholly-owned subsidiaries. The June 30, 2008 condensed consolidated statements of operations and cash flows include the accounts of AMERCO and its wholly-owned subsidiaries. The June 30, 2007 condensed consolidated statements of operations and cash flows include the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holding II and its subsidiaries (“SAC Holding II”).

The condensed consolidated balance sheet as of June 30, 2008 and the related condensed consolidated statements of operations and cash flow for the first quarter of fiscal 2009 and 2008 are unaudited.

In our opinion, all adjustments necessary for the fair presentation of such condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The information in this 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the AMERCO 2008 Form 10-K.

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

SAC Holding II Corporation and its subsidiaries own self-storage properties that are managed by U-Haul under property management agreements and act as independent U-Haul rental equipment dealers. AMERCO, through its subsidiaries, has contractual interests in certain of SAC Holding II properties entitling AMERCO to potential future income based on the financial performance of these properties. Prior to November 2007 AMERCO was considered the primary beneficiary of these contractual interests. Consequently, for those reporting periods prior to November 2007, we included the results of SAC Holding II in the consolidated financial statements of AMERCO, as required by FIN 46(R).

2. Earnings per Share

Net earnings for purposes of computing earnings per common share are net earnings less preferred stock dividends. Preferred stock dividends include accrued dividends of AMERCO.

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares net of shares committed to be released were 281,892 and 331,802 as of June 30, 2008 and June 30, 2007, respectively.

6,100,000 shares of preferred stock have been excluded from the weighted average shares outstanding calculation because they are not common stock and they are not convertible into common stock.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3. Borrowings

Long-Term Debt

Long-term debt was as follows:

			June 30,	March 31,
	2009 Rate (a)	Maturities	2008	2008
			(Unaudited)
			(In thousands)
Real estate loan (amortizing term)	6.93%	2018	$282,500	$285,000
Real estate loan (revolving credit)	4.15%	2018	95,000	100,000
Senior mortgages	5.19% - 5.75%	2009-2015	509,154	511,818
Construction loan (revolving credit)	3.96%	2009	37,280	30,783
Working capital loan (revolving credit)	-	2009	-	-
Fleet loans (amortizing term)	6.11% - 7.42%	2012-2014	273,049	288,806
Fleet loans (securitization)	5.40% - 5.56%	2010-2014	279,233	288,270
Other obligations	-	2009-2015	16,539	-
Total AMERCO notes, loans and leases payable			$1,492,755	$1,504,677

(a) Interest rate as of June 30, 2008, including the effect of applicable hedging instruments.

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. The loan has a final maturity date of August 2018 and the loan is comprised of a term loan facility with initial availability of $300.0 million and a revolving credit facility with an availability of $200.0 million. As of June 30, 2008, the outstanding balance on the Real Estate Loan was $282.5 million and $95.0 million drawn down on the revolving credit facility. U-Haul International, Inc. is a guarantor of this loan.

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

The interest rate for the amortizing term portion, per the provisions of the amended Loan Agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At June 30, 2008, the applicable LIBOR was 2.45% and the applicable margin was 1.50%, the sum of which was 3.95%. The rate on the term facility portion of the loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin.

The interest rate for the revolving credit facility, per the provisions of the amended Loan agreement, is the applicable LIBOR plus the applicable margin. The margin ranges from 1.50% to 2.00%. At June 30, 2008, the applicable LIBOR was 2.45% and the applicable margin was 1.70%, the sum of which was 4.15%.

The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgages loan balances as of June 30, 2008 were in the aggregate amount of $451.0 million and are due July 2015. The Senior Mortgages require average monthly principal and interest payments of $3.0 million with the unpaid loan balance and accrued and unpaid interest due at maturity. These senior mortgages are secured by certain properties owned by the borrowers. The interest rates, per the provisions of these senior mortgages, are 5.68% and 5.52% per annum. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of these senior mortgages. The default provisions of these senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Various subsidiaries of the Company are borrowers under the mortgage backed loans that we also classify as senior mortgages. These loans are secured by certain properties owned by the borrowers. The loan balance of these notes totals $58.2 million as of June 30, 2008. Maturity dates begin in 2009 with the majority maturing in 2015. Rates for these loans range from 5.19% to 5.75%. The loans require monthly principal and interest payments with the balances due upon maturity. The default provisions of the loans include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Construction / Working Capital Loans

Amerco Real Estate Company and a subsidiary of U-Haul International, Inc. entered into a revolving credit construction loan effective June 29, 2006. The maximum amount that can be drawn at any one time is $40.0 million.  The final maturity is June 2009. As of June 30, 2008, the outstanding balance was $37.3 million.

The Construction Loan requires monthly interest only payments with the principal and any accrued and unpaid interest due at maturity. The loan can be used to develop new or existing storage properties. The loan is secured by the properties being constructed. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 1.50%. At June 30, 2008, the applicable LIBOR was 2.46% and the margin was 1.50%, the sum of which was 3.96%. U-Haul International, Inc. is a guarantor of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Amerco Real Estate Company is a borrower under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $35.0 million. The loan is secured by certain properties owned by the borrower. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 1.50%. The loan agreement provides for revolving loans, subject to the terms of the loan agreement with final maturity in November 2009. The loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. U-Haul International, Inc. and AMERCO are the guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. At June 30, 2008, the Company had utilized $25.0 million of availability as collateral for a letter of credit, leaving $10.0 million of available credit.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under amortizing term loans. The loan balances as of June 30, 2008 were in the aggregate amount of $273.0 million with final maturities between April 2012 and March 2014.

The Amortizing Loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the Loan Agreements, are the applicable LIBOR plus a margin between 0.90% and 1.75%. At June 30, 2008, the applicable LIBOR was 2.45% and applicable margins were between 1.125% and 1.75%, the sum of which was between 3.575% and 4.20%. The interest rates are hedged with interest rate swaps fixing the rates between 6.11% and 7.42% based on current margins.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

The Box Truck Note has a fixed interest rate of 5.56% with an estimated final maturity of February 2014. At June 30, 2008, the outstanding balance was $192.6 million. The note is secured by the box trucks that were purchased and operating cash flows associated with their operation.

The Cargo Van/Pickup Note has a fixed interest rate of 5.40% with an estimated final maturity of May 2010. At June 30, 2008, the outstanding balance was $86.6 million. The note is secured by the cargo vans and pickup trucks that were purchased and the operating cash flows associated with their operation.

The Box Truck Note and Cargo Van/Pickup Note have the benefit of financial guaranty insurance policies that guarantee the timely payment of interest on and the ultimate payment of the principal of the notes.

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

Other Obligations

In April 2008, the Company entered into a $10.0 million capital lease for new rental equipment. The term of the lease is seven years and the Company has the option to purchase the equipment at a predetermined amount after the fifth year of the lease.

The Company entered into $7.9 million of premium financing arrangements for one year expiring in March and April 2009 at rates between 3.64% and 5.10%. At June 30, 2008, the outstanding balance of these arrangements was $6.7 million.

Annual Maturities of AMERCO Consolidated Notes, Loans and Leases Payable

The annual maturities of AMERCO consolidated long-term debt as of June 30, 2008 for the next five years and thereafter is as follows:

	Year Ending June 30,
	2009	2010	2011	2012	2013	Thereafter
	(Unaudited)
	(In thousands)
Notes, loans and leases payable, secured	$148,443	$166,209	$66,118	$119,748	$87,815	$904,422

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4. Interest on Borrowings

Interest Expense

Expenses associated with loans outstanding were as follows:

	Quarter Ended June 30,
	2008	2007
	(Unaudited)
	(In thousands)
Interest expense	$19,587	$22,068
Capitalized interest	(110)	(283)
Amortization of transaction costs	1,279	881
Interest expense (income) resulting from derivatives	3,088	(453)
Total AMERCO interest expense	23,844	22,213
SAC Holding II interest expense	-	3,231
Less: Intercompany transactions	-	1,728
Total SAC Holding II interest expense	-	1,503
Total	$23,844	$23,716

Interest paid in cash by AMERCO amounted to $19.2 million and $20.1 million for the first quarter of fiscal 2009 and 2008, respectively.

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

On June 8, 2005, the Company entered into separate interest rate swap agreements for $100.0 million of our variable-rate debt over a three year term and for $100.0 million of our variable-rate debt over a five-year term, that were designated as cash flow hedges effective July 1, 2005. These swap agreements were cancelled on August 18, 2006 in conjunction with our amendment of the Real Estate Loan and we entered into a new interest rate swap agreement for $300.0 million of our variable-rate debt over a twelve-year term effective on August 18, 2006. As of August 18, 2006, a net gain of approximately $6.0 million related to the two cancelled swaps was included in other comprehensive income (loss). As the variable-rate debt was replaced, it is probable that the original forecasted transaction (future interest payments) will continue to occur. Therefore the net derivative gain related to the two cancelled swaps shall continue to be reported in other comprehensive income (loss) and be reclassified into earnings when the original forecasted transaction affects earnings consistent with the term of the original designated hedging relationship. For the quarter ended June 30, 2008, the Company reclassified $0.5 million of the net derivative gain to interest income. The Company estimates that $1.0 million of the existing net gains will be reclassified into earnings within the next 12 months.

On November 15, 2005, the Company entered into a forward starting interest rate swap agreement for $142.3 million of our variable-rate debt over a six-year term that became effective on May 10, 2006. This swap was designated as a cash flow hedge effective May 31, 2006.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

On June 21, 2006, the Company entered into a forward starting interest rate swap agreement for $50.0 million of our variable-rate debt over a seven-year term that became effective on July 10, 2006. On June 9, 2006, the Company entered into a forward starting interest rate swap agreement for $144.9 million of a variable-rate debt over a six-year term that became effective on October 10, 2006. On February 9, 2007, the Company entered into an interest rate swap agreement for $30.0 million of our variable-rate debt over a seven-year term that became effective on February 12, 2007. On March 8, 2007, the Company entered into two separate interest rate swap agreements each for $20.0 million of our variable-rate debt over seven-year terms that became effective on March 10, 2007. These interest rate swap agreements were designated as cash flow hedges on their effective dates. On April 8, 2008, the Company entered into a forward starting interest rate swap agreement for $19.3 million of our variable-rate debt over a seven year term that becomes effective on August 15, 2008.

On May 13, 2004, the Company entered into an interest rate cap agreement for $50.0 million of our variable rate debt over a three year term; however, this agreement was dedesignated as a cash flow hedge effective July 11, 2005 when the Real Estate Loan was paid down by $222.4 million. The $50.0 million interest rate cap agreement expired on May 17, 2007.  Subsequent to July 11, 2005, all changes in the interest rate caps fair value (including changes in the option’s time value), were charged to earnings as the original forecasted transaction was cancelled. Prior to July 11, 2005, the change in each caplets’ respective allocated fair value amount was reclassified out of accumulated other comprehensive income (loss) into earnings when each of the hedged forecasted transactions (the quarterly interest payments) impacted earnings and when interest payments were either made or received.

For the quarter ended June 30, 2008, the Company recognized net losses of $3.8 million from highly effective cash flow hedges, which are attributable to the portion of the change in the fair value of the hedges, excluded from the assessment of the effectiveness of the hedges. The hedging relationship of certain interest rate swap agreements is not considered to be perfectly effective in which an effectiveness test is performed for each reporting period. The net gains attributable to the portion of the change in the fair value representing the amount of the hedges’ ineffectiveness recognized in earnings during the first quarter was $0.2 million included in interest income. All forecasted transactions currently being hedged are expected to occur by 2018.

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended June 30,
	2008	2007
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	4.25%	6.72%
Interest rate at the end of the quarter	4.10%	6.71%
Maximum amount outstanding during the quarter	$132,280	$138,700
Average amount outstanding during the quarter	$128,134	$101,269
Facility fees	$74	$69

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5. Stockholders Equity

On December 5, 2007, we announced that the Board of Directors (the “Board”) had authorized us to repurchase up to $50.0 million of our common stock. The stock may be repurchased by the Company from time to time on the open market until December 31, 2008. The extent to which the Company repurchases its shares and the timing of such purchases will depend upon market conditions and other corporate considerations. Any purchases will be funded from available working capital. During the first quarter of fiscal 2009, no shares of our common stock were repurchased.

Period	Total # of Shares Repurchased	Average Price Paid per Share (1)	Total # of Shares Repurchased as Part of Publicly Announced Plan	Total $ of Shares Repurchased as Part of Publicly Announced Plan	Maximum $ of Shares That May Yet be Repurchased Under the Plan
	(Unaudited)

April 1 - 30, 2008	-	$-	-	$-	$26,487,620
May 1 - 31, 2008	-	$-	-	$-	$26,487,620
June 1 - 30, 2008	-	$-	-	$-	$26,487,620
First Quarter Total	-	$-	-	$-

Cumulative Plan Total	428,000	$54.94	428,000	$23,512,380

(1) Represents weighted average purchase price for the periods presented.

6. Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Gain on Investments	Fair Market Value of Cash Flow Hedge	Postretirement Benefit Obligation Gain	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)

Balance at March 31, 2008	$(27,583)	$1,591	$(30,578)	$1,291	$(55,279)
Foreign currency translation	1,182	-	-	-	1,182
Unrealized gain on investments	-	478	-	-	478
Change in fair value of cash flow hedge	-	-	13,395	-	13,395
Balance at June 30, 2008	$(26,401)	$2,069	$(17,183)	$1,291	$(40,224)

Total comprehensive income, net of taxes, for the quarter ended June 30, 2008 and 2007 were $44.9 million and $56.8 million, respectively.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. Contingent Liabilities and Commitments

The Company leases a portion of its rental equipment and certain of its facilities under operating leases with terms that expire at various dates substantially through 2015, with the exception of one land lease expiring in 2034. At June 30, 2008, AMERCO had guaranteed $185.8 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, the Company has the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. AMERCO has been leasing equipment since 1987 and has experienced no material losses related to these types of residual value guarantees.

Lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
	(Unaudited)
	(In thousands)
Year-ended June 30:
2009	$12,845	$119,605	$132,450
2010	12,445	106,494	118,939
2011	12,271	88,302	100,573
2012	11,917	72,941	84,858
2013	11,281	57,979	69,260
Thereafter	15,350	59,000	74,350
Total	$76,109	$504,321	$580,430

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8. Contingencies

Shoen

In September 2002, Paul F. Shoen filed a shareholder derivative lawsuit in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Paul F. Shoen vs. SAC Holding Corporation et al., CV 02-05602, seeking damages and equitable relief on behalf of AMERCO from SAC Holdings and certain current and former members of the AMERCO Board of Directors, including Edward J. Shoen, Mark V. Shoen and James P. Shoen as Defendants. AMERCO is named as a nominal Defendant in the case. The complaint alleges breach of fiduciary duty, self-dealing, usurpation of corporate opportunities, wrongful interference with prospective economic advantage and unjust enrichment and seeks the unwinding of sales of self-storage properties by subsidiaries of AMERCO to SAC prior to the filing of the complaint. The complaint seeks a declaration that such transfers are void as well as unspecified damages. In October 2002, the Defendants filed motions to dismiss the complaint. Also in October 2002, Ron Belec filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Ron Belec vs. William E. Carty, et al., CV 02-06331 and in January 2003, M.S. Management Company, Inc. filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned M.S. Management Company, Inc. vs. William E. Carty, et al., CV 03-00386. Two additional derivative suits were also filed against these parties. Each of these suits is substantially similar to the Paul F. Shoen case. The Court consolidated the five cases and thereafter dismissed these actions in May 2003, concluding that the AMERCO Board of Directors had the requisite level of independence required in order to have these claims resolved by the Board. Plaintiffs appealed this decision and, in July 2006, the Nevada Supreme Court reversed the ruling of the trial court and remanded the case to the trial court for proceedings consistent with its ruling, allowing the Plaintiffs to file an amended complaint and plead in addition to substantive claims, demand futility.

In November 2006, the Plaintiffs filed an amended complaint. In December 2006, the Defendants filed motions to dismiss, based on various legal theories. In March 2007, the Court denied AMERCO’s motion to dismiss regarding the issue of demand futility, stating that “Plaintiffs have satisfied the heightened pleading requirements of demand futility by showing a majority of the members of the AMERCO Board of Directors were interested parties in the SAC transactions.” The Court heard oral argument on the remainder of the Defendants’ motions to dismiss, including the motion (“Goldwasser Motion”) based on the fact that the subject matter of the lawsuit had been settled and dismissed in earlier litigation known as Goldwasser v. Shoen, C.V.N.-94-00810-ECR (D.Nev), Washoe County, Nevada. In addition, in September and October 2007, the Defendants filed Motions for Judgment on the Pleadings or in the Alternative Summary Judgment, based on the fact that the stockholders of the Company had ratified the underlying transactions at the 2007 annual meeting of stockholders of AMERCO. In December 2007, the Court denied this motion. This ruling does not preclude a renewed motion for summary judgment after discovery and further proceedings on these issues. On April 7, 2008, the litigation was dismissed, on the basis of the Goldwasser Motion. On May 8, 2008, the Plaintiffs filed a notice of appeal of such dismissal to the Nevada Supreme Court. On May 20, 2008, AMERCO filed a cross appeal relating to the denial of its Motion to Dismiss in regards to demand futility. The appeals are currently pending.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

SAC Holding Corporation and its subsidiaries, and SAC Holding II Corporation and its subsidiaries, collectively referred to as “SAC Holdings” were established in order to acquire self-storage properties. These properties are being managed by the Company pursuant to management agreements. The sale of self-storage properties by the Company to SAC Holdings has in the past provided significant cash flows to the Company.

Management believes that its sales of self-storage properties to SAC Holdings has provided a unique structure for the Company to earn moving equipment rental revenues and property management fee revenues from the SAC Holdings self-storage properties that the Company manages.

During the first quarter of fiscal 2009, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments Inc. (“Blackwater”). Blackwater is wholly-owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. The Company does not have an equity ownership interest in SAC Holdings. The Company recorded interest income of $4.6 million and $4.6 million, and received cash interest payments of $4.9 million and $4.6 million, from SAC Holdings during the first quarter of fiscal 2009 and 2008, respectively. The largest aggregate amount of notes receivable outstanding during the first quarter of fiscal 2009 was $198.1 million and the aggregate notes receivable balance at June 30, 2008 was $198.0 million. In accordance with the terms of these notes, SAC Holdings may repay the notes without penalty or premium at any time.

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

During the first quarter of fiscal 2009, AMERCO and U-Haul held various junior notes with Private Mini Realty, L.P. (“Private Mini”). The equity interests of Private Mini are ultimately controlled by Blackwater. The Company recorded interest income of $1.3 million and $1.2 million during the first quarter of fiscal 2009 and 2008, respectively and received cash interest payments of $1.3 million from Private Mini during the first quarter of both fiscal 2009 and 2008. The balance of notes receivable from Private Mini at June 30, 2008 was $68.9 million. The largest aggregate amount of notes receivable outstanding during the first quarter of fiscal 2009 was $69.1 million.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”), and Private Mini pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $10.9 million and $10.1 million from the above mentioned entities during the first quarter of fiscal 2009 and 2008, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $0.6 million during the first quarter of both fiscal 2009 and 2008, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At June 30, 2008, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based upon equipment rental revenues. During the first quarter of fiscal 2009 and 2008, the Company paid the above mentioned entities $9.5 million and $9.8 million, respectively in commissions pursuant to such dealership contracts.

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $10.2 million, expenses of $0.6 million and cash flows of $13.6 million during the first quarter of fiscal 2009. Revenues and commission expenses related to the Dealer Agreements were $44.8 million and $9.5 million, respectively.

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

Related Party Assets

	June 30,	March 31,
	2008	2008
	(Unaudited)
	(In thousands)
Private Mini notes, receivables and interest	$71,117	$71,038
U-Haul notes receivable from SAC Holding Corporation	198,012	198,144
U-Haul interest receivable from SAC Holding Corporation	4,200	4,498
U-Haul receivable from SAC Holding Corporation	17,913	20,617
U-Haul receivable from Mercury	4,205	6,791
Other	1,519	2,798
	$296,966	$303,886

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10. Consolidating Financial Information by Industry Segment

AMERCO has or had four reportable segments. They are Moving and Storage, Property and Casualty Insurance, Life Insurance and SAC Holding II. Management tracks revenues separately, but does not report any separate measure of the profitability for rental vehicles, rentals of self-storage spaces and sales of products that are required to be classified as a separate operating segment and accordingly does not present these as separate reportable segments. Deferred income taxes are shown as liabilities on the condensed consolidating statements.

The consolidated balance sheet as of June 30, 2008 and March 31, 2008 includes the accounts of AMERCO and its wholly-owned subsidiaries. The June 30, 2008 consolidated statements of operations and cash flows include the accounts of AMERCO and its wholly-owned subsidiaries. The June 30, 2007 consolidated statements of operations and cash flows include the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holding II and its subsidiaries.

AMERCO’s four reportable segments are (or were):

(a)	Moving and Storage, comprised of AMERCO, U-Haul, and Real Estate and the subsidiaries of U-Haul and Real Estate

(b)	Property and Casualty Insurance, comprised of RepWest and its subsidiaries

(c)	Life Insurance, comprised of Oxford and its subsidiaries

(d)	SAC Holding II and its subsidiaries (through October 2007)

The information includes elimination entries necessary to consolidate AMERCO, the parent, with its subsidiaries and SAC Holding II and its subsidiaries.

Investments in subsidiaries are accounted for by the parent using the equity method of accounting.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10.              Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of June 30, 2008 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$30	$225,119	$-	$-		$225,149	$5,927	$8,716	$-		$239,792
Reinsurance recoverables and trade receivables, net	-	29,043	28	-		29,071	168,379	10,194	-		207,644
Notes and mortgage receivables, net	-	1,178	1,121	-		2,299	-	-	-		2,299
Inventories, net	-	71,075	-	-		71,075	-	-	-		71,075
Prepaid expenses	1,908	60,977	44	-		62,929	-	-	-		62,929
Investments, fixed maturities and marketable equities	-	-	-	-		-	111,354	456,178	-		567,532
Investments, other	-	846	13,533	-		14,379	116,441	117,168	-		247,988
Deferred policy acquisition costs, net	-	-	-	-		-	21	33,499	-		33,520
Other assets	8	98,467	30,055	-		128,530	1,752	404	-		130,686
Related party assets	1,198,757	239,489	27,456	(1,164,717)	(c)	300,985	4,188	-	(8,207)	(c)	296,966
	1,200,703	726,194	72,237	(1,164,717)		834,417	408,062	626,159	(8,207)		1,860,431

Investment in subsidiaries	(202,988)	-	-	507,154	(b)	304,166	-	-	(304,166)	(b)	-

Property, plant and equipment, at cost:
Land	-	44,451	163,940	-		208,391	-	-	-		208,391
Buildings and improvements	-	133,231	751,081	-		884,312	-	-	-		884,312
Furniture and equipment	304	302,123	18,188	-		320,615	-	-	-		320,615
Rental trailers and other rental equipment	-	208,826	-	-		208,826	-	-	-		208,826
Rental trucks	-	1,712,246	-	-		1,712,246	-	-	-		1,712,246
	304	2,400,877	933,209	-		3,334,390	-	-	-		3,334,390
Less: Accumulated depreciation	(247)	(1,005,177)	(310,006)	-		(1,315,430)	-	-	-		(1,315,430)
Total property, plant and equipment	57	1,395,700	623,203	-		2,018,960	-	-	-		2,018,960
Total assets	$997,772	$2,121,894	$695,440	$(657,563)		$3,157,543	$408,062	$626,159	$(312,373)		$3,879,391

(a) Balances as of March 31, 2008
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating balance sheets by industry segment as of June 30, 2008 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$1,760	$286,585	$4,744	$-		$293,089	$-	$6,048	$-		$299,137
AMERCO's notes, loans and leases payable	-	622,911	869,844	-		1,492,755	-	-	-		1,492,755
Policy benefits and losses, claims and loss expenses payable	-	362,542	-	-		362,542	286,774	135,936	-		785,252
Liabilities from investment contracts	-	-	-	-		-	-	328,628	-		328,628
Other policyholders' funds and liabilities	-	-	-	-		-	6,590	3,055	-		9,645
Deferred income	-	16,787	-	-		16,787	-	-	-		16,787
Deferred income taxes	188,583	-	-	-		188,583	(36,898)	(5,347)	-		146,338
Related party liabilities	-	1,167,655	-	(1,164,717)	(c)	2,938	1,938	3,331	(8,207)	(c)	-
Total liabilities	190,343	2,456,480	874,588	(1,164,717)		2,356,694	258,404	471,651	(8,207)		3,078,542

Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-		-	-	-	-		-
Series B preferred stock	-	-	-	-		-	-	-	-		-
Series A common stock	-	-	-	-		-	-	-	-		-
Common stock	10,497	540	1	(541)	(b)	10,497	3,300	2,500	(5,800)	(b)	10,497
Additional paid-in capital	419,833	121,230	147,481	(268,711)	(b)	419,833	86,121	26,271	(112,392)	(b)	419,833
Accumulated other comprehensive income (loss)	(40,224)	(42,293)	-	42,293	(b)	(40,224)	(289)	2,358	(2,069)	(b)	(40,224)
Retained earnings (deficit)	942,000	(407,483)	(326,630)	734,113	(b)	942,000	60,526	123,379	(183,905)	(b)	942,000
Cost of common shares in treasury, net	(524,677)	-	-	-		(524,677)	-	-	-		(524,677)
Unearned employee stock ownership plan shares	-	(6,580)	-	-		(6,580)	-	-	-		(6,580)
Total stockholders' equity (deficit)	807,429	(334,586)	(179,148)	507,154		800,849	149,658	154,508	(304,166)		800,849
Total liabilities and stockholders' equity	$997,772	$2,121,894	$695,440	$(657,563)		$3,157,543	$408,062	$626,159	$(312,373)		$3,879,391

(a) Balances as of March 31, 2008
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

(a) Balances as of December 31, 2007
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statement of operations by industry segment for the quarter ending June 30, 2008 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$390,029	$-	$-		$390,029	$-	$-	$-			$390,029
Self-storage revenues	-	27,144	407	-		27,551	-	-	-			27,551
Self-moving & self-storage products & service sales	-	62,556	-	-		62,556	-	-	-			62,556
Property management fees	-	4,716	-	-		4,716	-	-	-			4,716
Life insurance premiums	-	-	-	-		-	-	26,917	-			26,917
Property and casualty insurance premiums	-	-	-	-		-	6,124	-	-			6,124
Net investment and interest income	1,143	5,874	-	-		7,017	2,766	5,189	(376)	(b,d)		14,596
Other revenue	-	10,850	17,836	(19,014)	(b)	9,672	-	957	(324)	(b)		10,305
Total revenues	1,143	501,169	18,243	(19,014)		501,541	8,890	33,063	(700)			542,794

Costs and expenses:
Operating expenses	2,612	267,668	2,200	(19,014)	(b)	253,466	1,950	5,772	(1,917)	(b,c,d	)	259,271
Commission expenses	-	47,965	-	-		47,965	-	-	-			47,965
Cost of sales	-	34,985	-	-		34,985	-	-	-			34,985
Benefits and losses	-	-	-	-		-	4,732	21,044	1,541	(c)		27,317
Amortization of deferred policy acquisition costs	-	-	-	-		-	3	2,085	-			2,088
Lease expense	23	34,845	1	-		34,869	-	-	(301)	(b)		34,568
Depreciation, net of (gains) losses on disposals	5	61,911	3,022	-		64,938	-	-	-			64,938
Total costs and expenses	2,640	447,374	5,223	(19,014)		436,223	6,685	28,901	(677)			471,132

Equity in earnings of subsidiaries	16,884	-	-	(12,516)	(e)	4,368	-	-	(4,368)	(e)		-
Earnings from operations	15,387	53,795	13,020	(12,516)		69,686	2,205	4,162	(4,391)			71,662
Interest income (expense)	22,370	(35,354)	(10,883)	-		(23,867)	-	-	23	(d)		(23,844)
Pretax earnings	37,757	18,441	2,137	(12,516)		45,819	2,205	4,162	(4,368)			47,818
Income tax expense	(7,931)	(6,881)	(1,181)	-		(15,993)	(773)	(1,226)	-			(17,992)
Net earnings	29,826	11,560	956	(12,516)		29,826	1,432	2,936	(4,368)			29,826
Less: Preferred stock dividends	(3,241)	-	-	-		(3,241)	-	-	-			(3,241)
Earnings available to common shareholders	$26,585	$11,560	$956	$(12,516)		$26,585	$1,432	$2,936	$(4,368)			$26,585
(a) Balances for the quarter ended March 31, 2008
(b) Eliminate intercompany lease income and commission income
(c ) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statements of operations by industry for the quarter ended June 30, 2007 are as follows:

	Moving & Storage						AMERCO Legal Group						AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II	Eliminations		Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$392,517	$-	$-		$392,517	$-	$-	$-			$392,517	$2,423	$(2,423)	(b)	$392,517
Self-storage revenues	-	26,624	420	-		27,044	-	-	-			27,044	4,992	-		32,036
Self-moving & self-storage products & service sales	-	64,003	-	-		64,003	-	-	-			64,003	4,652	-		68,655
Property management fees	-	4,686	-	-		4,686	-	-	-			4,686	-	(739)	(g)	3,947
Life insurance premiums	-	-	-	-		-	-	29,187	-			29,187	-	-		29,187
Property and casualty insurance premiums	-	-	-	-		-	5,916	-	-			5,916	-	-		5,916
Net investment and interest income	1,186	6,408	-	-		7,594	3,100	5,854	(506)	(b,d)		16,042	-	(1,728)	(d)	14,314
Other revenue	-	8,180	17,066	(18,493)	(b)	6,753	-	1,142	(337)	(b)		7,558	322	(177)	(b)	7,703
Total revenues	1,186	502,418	17,486	(18,493)		502,597	9,016	36,183	(843)			546,953	12,389	(5,067)		554,275

Costs and expenses:
Operating expenses	3,650	273,221	2,834	(18,493)	(b)	261,212	2,762	6,372	(2,251)	(b,c,d	)	268,095	5,845	(739)	(g)	273,201
Commission expenses	-	46,727	-	-		46,727	-	-	-			46,727	-	(2,423)	(b)	44,304
Cost of sales	-	32,426	-	-		32,426	-	-	-			32,426	2,222	-		34,648
Benefits and losses	-	-	-	-		-	3,797	23,718	1,762	(c)		29,277	-	-		29,277
Amortization of deferred policy acquisition costs	-	-	-	-		-	141	3,776	-			3,917	-	-		3,917
Lease expense	26	33,084	25	-		33,135	-	-	(299)	(b)		32,836	-	(177)	(b)	32,659
Depreciation, net of (gains) losses on disposals	174	51,003	(7,339)	-		43,838	-	-	-			43,838	567	(140)	(e)	44,265
Total costs and expenses	3,850	436,461	(4,480)	(18,493)		417,338	6,700	33,866	(788)			457,116	8,634	(3,479)		462,271
Equity in earnings of subsidiaries	29,909	-	-	(26,988)	(f)	2,921	-	-	(2,921)	(f)		-	-	-		-
Equity in earnings of SAC Holding II	312	-	-	-		312	-	-	-			312	-	(312)	(f)	-
Total - equity in earnings of subsidiaries and SAC Holding II	30,221	-	-	(26,988)		3,233	-	-	(2,921)			312	-	(312)		-
Earnings from operations	27,557	65,957	21,966	(26,988)		88,492	2,316	2,317	(2,976)			90,149	3,755	(1,900)		92,004
Interest income (expense)	21,265	(30,636)	(12,897)	-		(22,268)	-	-	55	(d)		(22,213)	(3,231)	1,728	(d)	(23,716)
Pretax earnings	48,822	35,321	9,069	(26,988)		66,224	2,316	2,317	(2,921)			67,936	524	(172)		68,288
Income tax expense	(7,157)	(13,787)	(3,615)	-		(24,559)	(811)	(901)	-			(26,271)	(212)	(53)	(e)	(26,536)
Net earnings	41,665	21,534	5,454	(26,988)		41,665	1,505	1,416	(2,921)			41,665	312	(225)		41,752
Less: Preferred stock dividends	(3,241)	-	-	-		(3,241)	-	-	-			(3,241)	-	-		(3,241)
Earnings available to common shareholders	$38,424	$21,534	$5,454	$(26,988)		$38,424	$1,505	$1,416	$(2,921)			$38,424	$312	$(225)		$38,511
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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2008 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$29,826	$11,560	$956	$(12,516)	$29,826	$1,432	$2,936	$(4,368)	$29,826
Earnings from consolidated entities	(16,884)	-	-	12,516	(4,368)	-	-	4,368	-
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	5	57,226	3,022	-	60,253	-	-	-	60,253
Amortization of deferred policy acquisition costs	-	-	-	-	-	3	2,085	-	2,088
Change in allowance for losses on trade receivables	-	(82)	-	-	(82)	-	27	-	(55)
Change in allowance for losses on mortgage notes	-	(49)	-	-	(49)	-	-	-	(49)
Change in allowance for inventory reserve	-	3,370	-	-	3,370	-	-	-	3,370
Net loss on sale of real and personal property	-	4,685	-	-	4,685	-	-	-	4,685
Net gain on sale of investments	-	-	-	-	-	(71)	(67)	-	(138)
Deferred income taxes	21,060	-	-	-	21,060	75	953	-	22,088
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(8,432)	1	-	(8,431)	1,926	34	-	(6,471)
Inventories	-	(9,096)	-	-	(9,096)	-	-	-	(9,096)
Prepaid expenses	2,600	3,769	189	-	6,558	-	-	-	6,558
Capitalization of deferred policy acquisition costs	-	-	-	-	-	6	(2,288)	-	(2,282)
Other assets	-	(821)	439	-	(382)	1,057	138	-	813
Related party assets	90	5,323	(22)	-	5,391	2,879	-	-	8,270
Accounts payable and accrued expenses	1,299	2,201	466	-	3,966	-	(316)	-	3,650
Policy benefits and losses, claims and loss expenses payable	-	2,248	-	-	2,248	(4,544)	(1,814)	-	(4,110)
Other policyholders' funds and liabilities	-	-	-	-	-	(264)	(1,140)	-	(1,404)
Deferred income	-	5,013	-	-	5,013	-	-	-	5,013
Related party liabilities	-	(1,247)	-	-	(1,247)	(110)	22	-	(1,335)
Net cash provided (used) by operating activities	37,996	75,668	5,051	-	118,715	2,389	570	-	121,674
Cash flows from investing activities:
Purchases of:
Property, plant and equipment	-	(93,751)	(2,506)	-	(96,257)	-	-	-	(96,257)
Short term investments	-	-	-	-	-	(52,392)	(94,042)	-	(146,434)
Fixed maturities investments	-	-	-	-	-	(2,018)	(57,778)	-	(59,796)
Preferred stock	-	-	-	-	-	-	(1,895)	-	(1,895)
Real estate	-	(8)	(18)	-	(26)	-	-	-	(26)
Mortgage loans	-	-	(191)	-	(191)	-	(4,719)	-	(4,910)
Proceeds from sales of:
Property, plant and equipment	-	36,104	200	-	36,304	-	-	-	36,304
Short term investments	-	-	-	-	-	16,716	70,010	-	86,726
Fixed maturities investments	-	-	-	-	-	34,363	96,556	-	130,919
Equity securities	-	-	-	-	-	-	27	-	27
Real estate	-	-	-	-	-	15	-	-	15
Mortgage loans	-	-	-	-	-	6	2,033	-	2,039
Payments from notes and mortgage receivables	-	29	-	-	29	-	-	-	29
Net cash provided (used) by investing activities	-	(57,626)	(2,515)	-	(60,141)	(3,310)	10,192	-	(53,259)
	(page 1 of 2)
(a) Balance for the period ended March 31, 2008

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the quarter ended June 30, 2008, are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	-	9,851	5,479	-	15,330	-	-	-	15,330
Principal repayments on credit facilities	-	(27,418)	(9,779)	-	(37,197)	-	-	-	(37,197)
Debt issuance costs	-	(360)	-	-	(360)	-	-	-	(360)
Capital lease payments	-	(138)	-	-	(138)	-	-	-	(138)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	315	-	-	315	-	-	-	315
Proceeds from (repayment of) intercompany loans	(34,755)	32,991	1,764	-	-	-	-	-	-
Preferred stock dividends paid	(3,241)	-	-	-	(3,241)	-	-	-	(3,241)
Investment contract deposits	-	-	-	-	-	-	4,703	-	4,703
Investment contract withdrawals	-	-	-	-	-	-	(15,273)	-	(15,273)
Net cash provided (used) by financing activities	(37,996)	15,241	(2,536)	-	(25,291)	-	(10,570)	-	(35,861)

Effects of exchange rate on cash	-	616	-	-	616	-	-	-	616

Increase (decrease) in cash and cash equivalents	-	33,899	-	-	33,899	(921)	192	-	33,170
Cash and cash equivalents at beginning of period	30	191,220	-	-	191,250	6,848	8,524	-	206,622
Cash and cash equivalents at end of period	$30	$225,119	$-	$-	$225,149	$5,927	$8,716	$-	$239,792
	(page 2 of 2)
(a) Balance for the period ended March 31, 2008

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2007 are as follows:

	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$41,665	$21,534	$5,454	$(26,988)	$41,665	$1,505	$1,416	$(2,921)	$41,665	$312	$(225)	$41,752
Earnings from consolidated entities	(30,221)	-	-	26,988	(3,233)	-	-	2,921	(312)	-	312	-
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	174	51,806	2,666	-	54,646	-	-	-	54,646	727	(140)	55,233
Amortization of deferred policy acquisition costs	-	-	-	-	-	141	3,776	-	3,917	-	-	3,917
Change in allowance for losses on trade receivables	-	137	-	-	137	-	29	-	166	-	-	166
Change in allowance for losses on mortgage notes	-	10	-	-	10	-	-	-	10	-	-	10
Change in allowance for inventory reserve	-	(190)	-	-	(190)	-	-	-	(190)	-	-	(190)
Net gain on sale of real and personal property	-	(803)	(10,005)	-	(10,808)	-	-	-	(10,808)	(160)	-	(10,968)
Net (gain) loss on sale of investments	-	-	-	-	-	109	(26)	-	83	-	-	83
Deferred income taxes	5,850	66	-	-	5,916	1,108	(1,113)	-	5,911	202	53	6,166
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(5,798)	4	-	(5,794)	864	(1,145)	-	(6,075)	-	-	(6,075)
Inventories	-	2,006	-	-	2,006	-	-	-	2,006	61	-	2,067
Prepaid expenses	11,173	1,559	(37)	-	12,695	-	-	-	12,695	168	-	12,863
Capitalization of deferred policy acquisition costs	-	-	-	-	-	(122)	(1,193)	-	(1,315)	-	-	(1,315)
Other assets	5	(179)	(10,232)	-	(10,406)	(233)	(14)	-	(10,653)	(538)	-	(11,191)
Related party assets	4	5,878	(37)	-	5,845	59	-	-	5,904	5	-	5,909
Accounts payable and accrued expenses	1,308	15,672	(4,160)	-	12,820	-	(1,757)	-	11,063	47	-	11,110
Policy benefits and losses, claims and loss expenses payable	-	11,183	-	-	11,183	(9,617)	(2,977)	-	(1,411)	-	-	(1,411)
Other policyholders' funds and liabilities	-	-	-	-	-	212	(79)	-	133	-	-	133
Deferred income	-	(315)	-	-	(315)	-	-	-	(315)	9	-	(306)
Related party liabilities	-	(1,426)	-	-	(1,426)	645	(136)	-	(917)	91	-	(826)
Net cash provided (used) by operating activities	29,958	101,140	(16,347)	-	114,751	(5,329)	(3,219)	-	106,203	924	-	107,127
Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(24)	(223,662)	(21)	-	(223,707)	-	-	-	(223,707)	(973)	-	(224,680)
Short term investments	-	-	-	-	-	(26,920)	(35,327)	-	(62,247)	-	-	(62,247)
Fixed maturities investments	-	-	-	-	-	(5,893)	(6,693)	-	(12,586)	-	-	(12,586)
Real estate	-	-	-	-	-	(270)	-	-	(270)	-	-	(270)
Mortgage loans	-	-	(433)	-	(433)	-	(2,350)	-	(2,783)	-	-	(2,783)
Proceeds from sales of:
Property, plant and equipment	-	41,950	11,787	-	53,737	-	-	-	53,737	391	-	54,128
Short term investments	-	-	-	-	-	26,830	43,408	-	70,238	-	-	70,238
Fixed maturities investments	-	-	-	-	-	6,652	13,823	-	20,475	-	-	20,475
Equity securities	-	-	-	-	-	-	46	-	46	-	-	46
Preferred stock	-	-	-	-	-	2,000	625	-	2,625	-	-	2,625
Mortgage loans	-	-	-	-	-	-	2,615	-	2,615	-	-	2,615
Payments from notes and mortgage receivables	-	48	-	-	48	-	-	-	48	-	-	48
Net cash provided (used) by investing activities	(24)	(181,664)	11,333	-	(170,355)	2,399	16,147	-	(151,809)	(582)	-	(152,391)
	(page 1 of 2)
(a) Balance for the period ended March 31, 2007

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the quarter ended June 30, 2007, are as follows:

	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	-	409,794	35,500	-	445,294	-	-	-	445,294	-	-	445,294
Principal repayments on credit facilities	-	(19,629)	(24,829)	-	(44,458)	-	-	-	(44,458)	(342)	-	(44,800)
Debt issuance costs	-	(8,710)	(170)	-	(8,880)	-	-	-	(8,880)	-	-	(8,880)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	304	-	-	304	-	-	-	304	-	-	304
Treasury stock repurchases	(33,966)	-	-		(33,966)	-	-	-	(33,966)	-	-	(33,966)
Securitization deposits	-	(210,308)	-		(210,308)	-	-	-	(210,308)	-	-	(210,308)
Proceeds from (repayment of) intercompany loans	7,295	(1,024)	(6,271)	-	-	-	-	-	-	-	-	-
Preferred stock dividends paid	(3,241)	-	-	-	(3,241)	-	-	-	(3,241)	-	-	(3,241)
Investment contract deposits	-	-	-	-	-	-	4,027	-	4,027	-	-	4,027
Investment contract withdrawals	-	-	-	-	-	-	(17,035)	-	(17,035)	-	-	(17,035)
Net cash provided (used) by financing activities	(29,912)	170,427	4,230	-	144,745	-	(13,008)	-	131,737	(342)	-	131,395

Effects of exchange rate on cash	-	226	-	-	226	-	-	-	226	-	-	226

Increase (decrease) in cash and cash equivalents	22	90,129	(784)	-	89,367	(2,930)	(80)	-	86,357	-	-	86,357
Cash and cash equivalents at beginning of period	9	63,490	807	-	64,306	4,228	6,738	-	75,272	-	-	75,272
Cash and cash equivalents at end of period	$31	$153,619	$23	$-	$153,673	$1,298	$6,658	$-	$161,629	$-	$-	$161,629
	(page 2 of 2)
(a) Balance for the period ended March 31, 2007

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended June 30, 2008
Total revenues	$508,748	$34,046	$542,794
Depreciation and amortization, net of (gains) losses on disposals	64,537	2,489	67,026
Interest expense	23,673	171	23,844
Pretax earnings	45,585	2,233	47,818
Income tax expense	17,232	760	17,992
Identifiable assets	3,772,127	107,264	3,879,391

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended June 30, 2007
Total revenues	$525,335	$28,940	$554,275
Depreciation and amortization, net of (gains) losses on disposals *	45,803	2,379	48,182
Interest expense	23,515	201	23,716
Pretax earnings	66,675	1,613	68,288
Income tax expense	25,987	549	26,536
Identifiable assets	3,848,713	104,670	3,953,383

* This includes a $10.0 million gain on disposal of real property in the United States

12. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended June 30,
	2008	2007
	(Unaudited)
	(In thousands)
Service cost for benefits earned during the period	$103	$168
Interest cost on accumulated postretirement benefit	134	152
Amortization of gain	(23)	-
Net periodic postretirement benefit cost	$214	$320

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13. Fair Value Measurements

Effective April 1, 2008, assets and liabilities recorded at fair value on the condensed consolidated balance sheets were measured and classified based upon a three tiered approach to valuation.  SFAS 157, Fair Value Measurements (“SFAS 157”) requires that financial assets and liabilities recorded at fair value be classified and disclosed in one of the following three categories:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices for identical or similar in markets that are not considered to be active, or similar financial instruments for which all significant inputs are observable, either directly or indirectly, or inputs other than quoted prices that are observable, or inputs that are derived principally from or corroborated by observable market data through correlation or other means;

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and are unobservable. These reflect management’s assumptions about the assumptions a market participant would use in pricing the asset or liability.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table represents the financial assets and liabilities on the condensed consolidated balance sheet that are subject to SFAS 157 and the valuation approach applied to each of these items.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited)
	(In thousands)
Assets
Cash and cash equivalents	$239,792	$239,792	$-	$-
Short-term investments	161,343	161,343	-	-
Fixed maturities - available for sale	554,488	534,155	20,333	-
Preferred stock	13,018	13,018	-	-
Common stock	26	-	-	26
Mortgage loans on real estate	1,635	-	1,635	-
Total	$970,302	$948,308	$21,968	$26

Liabilities
Guaranteed residual values of TRAC leases	-	-	-	-
Derivatives	$28,703	$-	$28,703	$-
Total	$28,703	$-	$28,703	$-

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table represents the fair value measurements at June 30, 2008 using significant unobservable inputs (Level 3).

	Common Stock - Newtek	Total
	(Unaudited)
	(In thousands)

Beginning balance	$31	$31
Total losses (realized / unrealized)	5	5
Ending balance	$26	$26

The amount of total losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$5	$5

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our “Critical Accounting Policies and Estimates” that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our results of operations for the first quarter of fiscal 2009, compared with the first quarter of fiscal 2008 which is followed by an analysis of changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled “Liquidity and Capital Resources” and “Disclosures about Contractual Obligations and Commercial Commitments.” We conclude this MD&A by discussing our outlook for the remainder of fiscal 2009.

This MD&A should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including the Notes to Condensed Consolidated Financial Statements. The various sections of this MD&A contain a number of forward-looking statements, as discussed under the caption “Cautionary Statements Regarding Forward-Looking Statements” all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing or in our most recent Annual Report of Form 10-K. Our actual results may differ materially from these forward-looking statements.

The first fiscal quarter for AMERCO ends on the 30th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31st of March for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. The Company discloses any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2008 and 2007 correspond to fiscal 2009 and 2008 for AMERCO.

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

Our primary focus is to provide our customers with a wide selection of moving rental equipment, convenient self-storage rental facilities and related moving and self-storage products and services. We are able to expand our distribution and improve customer service by increasing the amount of moving equipment and number of storage rooms available for rent, expanding the number of independent dealers in our network and expanding and taking advantage of our growing eMove capabilities.

RepWest is focused on providing and administering property and casualty insurance to U-Haul, its customers, its independent dealers and affiliates.

Oxford is focused on long-term capital growth through direct writing and reinsuring of life, Medicare supplement  and annuity products in the senior marketplace.

Description of Operating Segments

AMERCO’s four reportable segments are (or were):

(a)	Moving and Storage, comprised of AMERCO, U-Haul, and Real Estate and the subsidiaries of U-Haul and Real Estate

(b)	Property and Casualty Insurance, comprised of RepWest and its subsidiaries

(c)	Life Insurance, comprised of Oxford and its subsidiaries

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

eMove is an online marketplace that connects consumers to over 3,000 independent Moving Help™ service providers and over 3,600 independent Self-Storage Affiliates. Our network of customer-rated affiliates provides pack and load help, cleaning help, self-storage and similar services, all over North America. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

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

SAC Holding II Operating Segment

SAC Holding II Corporation and its subsidiaries own self-storage properties that are managed by U-Haul under property management agreements and act as independent U-Haul rental equipment dealers. AMERCO, through its subsidiaries, has contractual interests in certain of SAC Holding II properties entitling AMERCO to potential future income based on the financial performance of these properties. AMERCO was considered the primary beneficiary of these contractual interests prior to November 2007. Consequently, for those reporting periods prior to November 2007, we included the results of SAC Holding II in the consolidated financial statements of AMERCO, as required by FIN 46(R). While the deconsolidation affects AMERCO’s financial reporting, it has no operational or financial impact on the Company’s relationship with SAC Holding II.

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

Principles of Consolidation

The Company applies FIN 46(R), Consolidation of Variable Interest Entities and ARB 51, Consolidated Financial Statements in its principles of consolidation. FIN 46(R) addresses arrangements where a company does not hold a majority of the voting or similar interests of a variable interest entity (“VIE”). A company is required to consolidate a VIE if it has determined it is the primary beneficiary. ARB 51 addresses the policy when a company owns a majority of the voting or similar rights and exercises effective control.

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

In fiscal 2003 and fiscal 2002, SAC Holding Corporation and SAC Holding II (together, “SAC Holdings”) were considered special purpose entities and were consolidated based on the provisions of Emerging Issues Task Force (“EITF”) Issue No. 90-15. In fiscal 2004, the Company evaluated its interests in SAC Holdings utilizing the guidance promulgated in FIN 46(R). The Company concluded that SAC Holdings were VIE’s and that the Company was the primary beneficiary. Accordingly, the Company continued to include SAC Holdings in its consolidated financial statements.

In February and March 2004 SAC Holding Corporation triggered a requirement to reassess AMERCO’s involvement in it, which led to the conclusion SAC Holding Corporation was not a VIE and AMERCO ceased to be the primary beneficiary.

In November 2007, Blackwater contributed additional capital to its wholly-owned subsidiary, SAC Holding II. This contribution was determined by us to be material with respect to the capitalization of SAC Holding II; therefore, triggering a requirement under FIN 46(R) for us to reassess the Company’s involvement with those subsidiaries. This required reassessment led to the conclusion that SAC Holding II had the ability to fund its own operations and execute its business plan without any future subordinated financial support; therefore, the Company was no longer the primary beneficiary of SAC Holding II as of the date of Blackwater’s contribution.

Accordingly, at the date AMERCO ceased to have a variable interest and ceased to be the primary beneficiary of SAC Holding II and its current subsidiaries, it deconsolidated those entities. The deconsolidation was accounted for as a distribution of SAC Holding II’s interests to the sole shareholder of the SAC entities. Because of AMERCO’s continuing involvement with SAC Holding II and its subsidiaries, the distribution does not qualify as discontinued operations as defined by SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

It is possible that SAC Holdings could take actions that would require us to re-determine whether SAC Holdings has become a VIE or whether we have become the primary beneficiary of SAC Holdings. Should this occur, we could be required to consolidate some or all of SAC Holdings with our financial statements.

The condensed consolidated balance sheet as of June 30, 2008 and March 31, 2008 include the accounts of AMERCO and its wholly-owned subsidiaries. The June 30, 2008 condensed consolidated statements of operations and cash flows include the accounts of AMERCO and its wholly-owned subsidiaries. The June 30, 2007 condensed consolidated statements of operations and cash flows include the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holding II and its subsidiaries.

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

Since fiscal 2006, the Company has been acquiring a significant number of moving trucks via purchase rather than lease. Management performed an analysis of the expected economic value of new rental trucks and determined that additions to the fleet resulting from purchase should be depreciated on an accelerated method based upon a declining formula. The salvage value and useful life assumptions of the rental truck fleet remain unchanged. Under the declining balances method (2.4 times declining balance), the book value of a rental truck is reduced 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively and then reduced on a straight line basis an additional 10% by the end of year fifteen. Whereas, a standard straight line approach would reduce the book value by approximately 5.3% per year over the life of the truck. For the affected equipment, the accelerated depreciation was $14.1 million and $12.7 million greater than what it would have been if calculated under a straight line approach for the first quarter of fiscal 2009 and 2008, respectively.

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

Due to the long tailed nature of the assumed reinsurance and the excess workers compensation lines of insurance that were written by RepWest it may take a number of years for claims to be fully developed and finally settled.

Impairment of Investments

For investments accounted for under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities in determining if and when a decline in market value below amortized cost is other-than-temporary, management makes certain assumptions or judgments in its assessment including but not limited to: ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. The Company’s insurance subsidiaries recognized $0.1 million in other-than-temporary impairments for the first quarter of fiscal 2009 and for the first quarter of fiscal 2008.

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

Adoption of New Accounting Pronouncements

Fair Value of Financial Instruments

The Company adopted SFAS 157, Fair Value Measurements (“SFAS 157”) effective April 1, 2008, its required effective date for AMERCO. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; it does not change existing guidance about whether an asset or liability is carried at fair value. The definition of fair value according to SFAS 157 is the price that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The assets primarily affected by the adoption of SFAS 157 at the Company include the interest rate swaps held by U-Haul to fix interest rates on its variable rate debt and the available for sale investment portfolios at Oxford and RepWest. For more information please see Note 13 Fair Value Measurements. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

The Company adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) effective April 1, 2008, its required effective date for AMERCO. SFAS 159 provides the option to measure certain financial assets and liabilities at fair value with any changes in fair value recognized in earnings.  SFAS 159 allows for the application of these rules on an instrument-by-instrument basis upon the initial recognition of the asset or liability, or upon an event that gives rise to a new basis of accounting for that instrument. The Company did not elect to measure any additional financial assets or liabilities at fair value; therefore, the adoption of SFAS 159 had no effect on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require us to adopt these provisions for business combinations occurring in fiscal 2010 and thereafter. Early adoption of SFAS 141(R) is not permitted.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement changes the way the consolidated income statement is presented by requiring net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the income statement. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Early adoption of SFAS 160 is not permitted. The Company does not believe that the adoption of this statement will have a material impact on our financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which amends SFAS 133 Accounting for Derivative Instruments and Hedging Activities to require expanded disclosures about derivative instruments and hedging activities regarding (1) the ways in which an entity uses derivatives, (2) the accounting for derivatives and hedging activities, and (3) the impact that derivatives have (or could have) on an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements of fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. While disclosures for earlier comparative periods presented at initial adoption are not required, they are encouraged; following initial adoption, comparative disclosures are required only for periods after such adoption. The Company is currently evaluating the impact that SFAS 161 will have on our financial statements and disclosures.

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended June 30, 2008 compared with the Quarter Ended June 30, 2007

Listed below on a consolidated basis are revenues for our major product lines for the first quarter of fiscal 2009 and the first quarter of fiscal 2008:

	Quarter Ended June 30,
	2008	2007
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$390,029	$392,517
Self-storage revenues	27,551	32,036
Self-moving and self-storage products and service sales	62,556	68,655
Property management fees	4,716	3,947
Life insurance premiums	26,917	29,187
Property and casualty insurance premiums	6,124	5,916
Net investment and interest income	14,596	14,314
Other revenue	10,305	7,703
Consolidated revenue	$542,794	$554,275

During the first quarter of fiscal 2009, self-moving equipment rentals decreased $2.5 million, compared with the first quarter of fiscal 2008. The Company’s fleet rotation has resulted in a significant number of older box trucks being removed from the fleet, replaced in part by new trucks.  In the first quarter of fiscal 2009 this resulted in a smaller average fleet in comparison to the same quarter last year.  The reduced fleet has contributed to the slight decline in self-moving equipment rental revenues. The effects of the inventory decline have been largely offset by improved workload of the remaining fleet and lower maintenance and repair costs. For the quarter, downward pricing pressure on equipment rental revenues has moderated.

Self-storage revenues decreased $4.5 million for the first quarter of fiscal 2009, compared with the first quarter of fiscal 2008 due to the deconsolidation of SAC Holding II which was effective as of October 31, 2007 and which accounted for a $5.0 million decrease in reported self-storage revenues in the first quarter of fiscal 2009 as compared with the first quarter of fiscal 2008. Self-storage revenues for AMERCO owned locations increased $0.5 million for the first quarter of fiscal 2009 as compared with the first quarter of fiscal 2008.

Sales of self-moving and self-storage products and service sales decreased $6.1 million for the first quarter of fiscal 2009, compared with the first quarter of fiscal 2008, with $4.7 million of the decrease related to the deconsolidation of SAC Holding II. The remainder of the decline is related primarily to lower sales of hitch and towing accessories.

Premiums at RepWest increased $0.2 million due to increases in U-Haul related business.

Oxford’s premium revenues decreased $2.3 million primarily as a result of declines in credit and Medicare supplement premiums.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $542.8 million for the first quarter of fiscal 2009, compared with $554.3 million for the first quarter of fiscal 2008.

Listed below are revenues and earnings from operations at each of our four operating segments for the first quarter of fiscal 2009 and the first quarter of fiscal 2008. The insurance companies first quarters ended March 31, 2008 and 2007:

	Quarter Ended June 30,
	2008	2007
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$501,541	$502,597
Earnings from operations	69,686	88,492
Property and casualty insurance
Revenues	8,890	9,016
Earnings from operations	2,205	2,316
Life insurance
Revenues	33,063	36,183
Earnings from operations	4,162	2,317
SAC Holding II
Revenues	-	12,389
Earnings from operations	-	3,755
Eliminations
Revenues	(700)	(5,910)
Earnings from operations	(4,391)	(4,876)
Consolidated results
Revenues	542,794	554,275
Earnings from operations	71,662	92,004

Total costs and expenses increased $8.9 million for the first quarter of fiscal 2009, compared with the first quarter of fiscal 2008. The primary reason for the increase is due to depreciation increases associated with the acquisition of new trucks over the last twelve months. The Company nets gains and losses from the disposal of property and equipment against depreciation. Included in depreciation for the first quarter of fiscal 2008 was a $10.0 million gain from the sale of real estate. These increases were partially offset by savings in repair and maintenance resulting from the fleet rotation and the deconsolidation of SAC Holding II.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $71.7 million in the first quarter of fiscal 2009, compared with $92.0 million for the first quarter of fiscal 2008.

Interest expense for the first quarter of fiscal 2009 was $23.8 million, compared with $23.7 million in the first quarter of fiscal 2008.

Income tax expense was $18.0 million in the first quarter of fiscal 2009, compared with $26.5 million in first quarter of fiscal 2008 due to lower pretax earnings for the first quarter of fiscal 2009.

Dividends accrued on our Series A preferred stock were $3.2 million in first quarter of fiscal 2009, unchanged from the first quarter of fiscal 2008.

As a result of the above mentioned items, earnings available to common shareholders were $26.6 million in the first quarter of fiscal 2009, compared with $38.5 million in the first quarter of fiscal 2008.

The weighted average common shares outstanding basic and diluted were 19,343,184 in the first quarter of fiscal 2009 and were 19,937,152 in the first quarter of fiscal 2008.

Basic and diluted earnings per share in the first quarter of fiscal 2009 were $1.37, compared with $1.93 for the first quarter of fiscal 2008.

Moving and Storage

Quarter Ended June 30, 2008 compared with the Quarter Ended June 30, 2007

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first quarter of fiscal 2009 and the first quarter of fiscal 2008:

	Quarter Ended June 30,
	2008	2007
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$390,029	$392,517
Self-storage revenues	27,551	27,044
Self-moving and self-storage products and service sales	62,556	64,003
Property management fees	4,716	4,686
Net investment and interest income	7,017	7,594
Other revenue	9,672	6,753
Moving and Storage revenue	$501,541	$502,597

During the first quarter of fiscal 2009, self-moving equipment rentals decreased $2.5 million, compared with the first quarter of fiscal 2008. The Company’s fleet rotation has resulted in a significant number of older box trucks being removed from the fleet, replaced in part by new trucks.  In the first quarter of fiscal 2009 this resulted in a smaller average fleet in comparison to the same quarter last year.  The reduced fleet has contributed to the slight decline in self-moving equipment rental revenues. The effects of the inventory decline have been largely offset by improved workload of the remaining fleet and lower maintenance and repair costs.

Self-storage revenues increased $0.5 million for the first quarter of fiscal 2009, compared with the first quarter of fiscal 2008. The Company is still experiencing pricing strength and high occupancy in a large portion of the portfolio.  Isolated markets including Florida and the northeast section of the country are contributing to the overall decline in occupied rooms.

Sales of self-moving and self-storage products and service decreased $1.4 million for the first quarter of fiscal 2009, compared with the first quarter of fiscal 2008, with the decline related primarily to lower sales of hitch and towing accessories.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements for Moving and Storage represent Company-owned locations only. Self-storage data for our owned storage locations is as follows:

	Quarter Ended June 30,
	2008	2007
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of June 30	133	128
Square footage as of June 30	10,676	10,181
Average number of rooms occupied	107	109
Average occupancy rate based on room count	80.8%	85.5%
Average square footage occupied	8,727	8,772

Total costs and expenses increased $18.9 million for the first quarter of fiscal 2009, compared with the first quarter of fiscal 2008 primarily due to depreciation associated with the fleet rotation. Partially offsetting this was a decline in repair and maintenance related to the fleet rotation program.

Equity in the earnings of AMERCO’s insurance subsidiaries increased $1.4 million in the first quarter of fiscal 2009, compared with the first quarter of fiscal 2008.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $69.7 million in first quarter of fiscal 2009, compared with $88.5 million for the first quarter of fiscal 2008.

Republic Western Insurance Company

Quarter Ended March 31, 2008 compared with the Quarter Ended March 31, 2007

Net premium revenues were $6.1 million and $5.9 million for the quarters ended March 31, 2008 and 2007, respectively. U-Haul related premiums were $6.0 million and $5.7 million for the quarters ended March 31, 2008 and 2007, respectively.  Other non U-Haul lines of business were $0.1 million and $0.2 million for the quarters ended March 31, 2008 and 2007, respectively.

Net investment income was $2.8 million and $3.1 million for the quarters ended March 31, 2008 and 2007, respectively.  The decrease is a result of lower returns on short-term investments.

Net operating expenses were $2.0 million and $2.8 million for the quarters ended March 31, 2008 and 2007, respectively. The decrease is due to the recovery of previous litigation expenses.

Benefits and losses incurred were $4.7 million and $3.8 million for the quarters ended March 31, 2008 and 2007, respectively. The increase is primarily due to a $1.0 million increase of reserves for a retrospective rated program.

Pretax earnings from operations were $2.2 million and $2.3 million for the quarters ended March 31, 2008 and 2007, respectively.

Oxford Life Insurance Company

Quarter Ended March 31, 2008 compared with the Quarter Ended March 31, 2007

Net premiums were $26.9 million and $29.2 million for the quarters ended March 31, 2008 and 2007, respectively. Medicare supplement premiums decreased by $1.5 million due to lapses in excess of new sales.  Life insurance premiums increased by $1.5 million on increased sales.  Credit life and disability premiums decreased by $0.8 million as a result of no new sales.  Annuity premiums decreased by $0.8 million as a result of fewer contract holders electing payouts during the period.

Net investment income was $5.2 million and $5.9 million for the quarters ended March 31, 2008 and 2007, respectively. The decrease was primarily due to a smaller invested asset base in the current period.

Net operating expenses were $5.8 million and $6.4 million for the quarters ended March 31, 2008 and 2007, respectively.  The decrease was mostly attributable to a reduction of expenses for the credit segment.

Benefits incurred were $21.0 million and $23.7 million for the quarters ended March 31, 2008 and 2007, respectively.  The decrease is primarily the result of lower disability claims of $1.2 million and lower Medicare supplement benefits of $2.0 million offset by a benefit increase for the life business of $1.1 million due to the increased sales volume.

Amortization of deferred acquisition costs (“DAC”) and the value of business acquired (“VOBA”) was $2.1 million and $3.8 million for the quarters ended March 31, of 2008 and 2007, respectively. Reductions in credit, annuity, and Medicare supplement businesses of $0.5 million, $0.8 million and $0.5 million, respectively, were offset by higher amounts of amortization for the increased volume of life insurance business.

Earnings from operations were $4.2 million and $2.3 million for the quarters ended March 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

We believe our current capital structure is a positive factor that will enable us to pursue our operational plans and goals, and provide us with sufficient liquidity for the next three to five years. The majority of the obligations currently in place mature at the end of fiscal years 2014, 2015 or 2018. As a result, we believe that our liquidity is sufficient for our current and foreseeable needs. However, there is no assurance that future cash flows will be sufficient to meet our outstanding debt obligations and our future capital needs.

At June 30, 2008, cash and cash equivalents totaled $239.8 million, compared with $206.6 million on March 31, 2008. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). As of June 30, 2008 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and obligations of each operating segment were:

	Moving & Storage	RepWest (a)	Oxford (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$225,149	$5,927	$8,716
Other financial assets	346,734	400,362	583,540
Debt obligations	1,492,755	-	-

(a) As of March 31, 2008

At June 30, 2008, our Moving and Storage operations (AMERCO, U-Haul and Real Estate) had cash available under existing credit facilities or loans of $187.7 million comprised of:

June 30, 2008
(Unaudited)
(In millions)

Real estate loan (revolving credit)	$105.0
Construction loan (revolving credit)	2.7
Working capital loan (revolving credit)	10.0
Fleet loans (amortizing term)	70.0
$187.7

Cash provided by operating activities increased by $14.5 million in the first quarter of fiscal 2009, compared with fiscal 2008. The change in the insurance subsidiaries operating activities accounted for $11.5 million of the improvement. Reduced tax payments at AMERCO also contributed to the increase.

Net cash used in investing activities decreased $99.1 million in the first quarter of fiscal 2009, compared with fiscal 2008 largely due to a shift in using operating leases for the majority of new truck acquisitions instead of debt financing.

Cash used by financing activities increased $167.3 million in the first quarter of fiscal 2009, compared with fiscal 2008. As the allocation of new truck financing has shifted from primarily debt to largely operating leases, cash provided by debt financing has declined compared with the same period last year.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily reflected new rental equipment acquisitions and the buyouts of existing fleet from TRAC leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment, and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and support operations. U-Haul estimates that during fiscal 2009, the Company will reinvest in its truck and trailer rental fleet up to approximately $350.0 million, net of equipment sales. Fleet investments beyond fiscal 2009 will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2009 investment will be funded largely through external lease financing, and supplemented with debt financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Financial market conditions can lead to changes in our allocation between debt and lease financing from year to year.

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

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment) were $60.0 million and $170.0 million for the first quarter of fiscal 2009 and 2008, respectively. During the first quarter of fiscal 2009 and 2008, the Company entered into $133.9 million and $70.2 million, respectively of new equipment operating leases.

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

Stockholder’s equity was $149.7 million and $148.6 million at March 31, 2008 and December 31, 2007, respectively. The increase resulted from earnings of $1.4 million and a decrease in the other comprehensive income of $0.3 million. RepWest does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Oxford manages its financial assets to meet policyholder and other obligations including investment contract withdrawals. Oxford’s net withdrawals for the quarter ended March 31, 2008 was $10.6 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Oxford’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Oxford’s stockholder’s equity was $154.5 million and $150.7 million at March 31, 2008 and December 31, 2007, respectively. The increase resulted from earnings of $2.9 million and an increase in other comprehensive income of $0.9 million. Oxford does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Cash provided from operating activities were $118.7 million and $114.8 million in the first quarter of fiscal 2009 and 2008, respectively with the increase due primarily to decreased tax payments.

Property and Casualty Insurance

Cash flows provided (used) by operating activities were $2.4 million and ($5.3) million for the quarters ended March 31, 2008 and 2007, respectively. The increase in cash flow provided by operating results is a result of the reduction of related party assets and less of a reduction on reserves of terminated lines in 2008 in comparison to 2007.

RepWest’s cash and cash equivalents and short-term investment portfolio were $114.0 million and $79.3 million at March 31, 2008 and December 31, 2007, respectively. This balance reflects funds in transition from maturity proceeds to long term investments. This level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs. Capital and operating budgets allow RepWest to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Cash flows provided (used) by operating activities were $0.6 million and ($3.2) million, for the quarters ended March 31, 2008 and 2007, respectively. The increase is primarily the result of an additional $4.8 million of income taxes paid in 2007 compared to 2008.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Oxford’s short-term portfolio. At March 31, 2008 and December 31, 2007, cash and cash equivalents and short-term investments amounted to $61.9 million and $37.7 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

Liquidity and Capital Resources - Summary

We believe we have the financial resources needed to meet our business plans and to meet our business  requirements including capital expenditures for the investment in and expansion of our rental fleet, rental equipment and storage space, working capital requirements, stock repurchase plans and our preferred stock dividend program.

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment operating leases. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management feels it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing facilities to meet the current and expected needs of the Company over the next several years. At June 30, 2008, we had cash availability under existing credit facilities of $187.7 million. In addition, we believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 3 Borrowings to the Notes to Condensed Consolidated Financial Statements.

Disclosures about Contractual Obligations and Commercial Commitments

Our estimates as to future contractual obligations have not materially changed from the disclosure included under the subheading “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for fiscal year ending March 31, 2008.

 Off Balance Sheet Arrangements

The Company uses off-balance sheet arrangements where the economics and sound business principles warrant their use.

AMERCO utilizes operating leases for certain rental equipment and facilities with terms expiring substantially through 2015, with the exception of one land lease expiring in 2034. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, AMERCO has guaranteed approximately $185.8 million of residual values at June 30, 2008 for these assets at the end of their respective lease terms. AMERCO has been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of AMERCO’s minimum lease payments and residual value guarantees is $579.0 million at June 30, 2008.

Historically, AMERCO used off-balance sheet arrangements in connection with the expansion of our self-storage business. Refer to Note 9 Related Party Transactions of the Notes to Condensed Consolidated Financial Statements. These arrangements were primarily used when the Company’s overall borrowing structure was more limited. The Company does not face similar limitations currently and off-balance sheet arrangements have not been utilized in our self-storage expansion in recent years. In the future, the Company will continue to identify and consider off-balance sheet opportunities to the extent such arrangements would be economically advantageous to the Company and its stockholders.

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $10.9 million and $10.1 million from the above mentioned entities during the first quarter of fiscal 2009 and 2008, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $0.6 million for the first quarter of both fiscal 2009 and 2008, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At June 30, 2008, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based on equipment rental revenues. During the first quarter of fiscal 2009 and 2008, the Company paid the above mentioned entities $9.5 million and $9.8 million, respectively in commissions pursuant to such dealership contracts.

These agreements along with notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $10.2 million, expenses of $0.6 million and cash flows of $13.6 million during the first quarter of fiscal 2009. Revenues and commission expenses related to the Dealer Agreements were $44.8 million and $9.5 million, respectively.

During the first quarter of fiscal 2009, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. The Company does not have an equity ownership interest in SAC Holdings. The Company recorded interest income of $4.6 million and $4.6 million, and received cash interest payments of $4.9 million and $4.6 million, from SAC Holdings during the first quarter of fiscal 2009 and 2008, respectively. The largest aggregate amount of notes receivable outstanding during the first quarter of fiscal 2009 was $198.1 million and the aggregate notes receivable balance at June 30, 2008 was $198.0 million. In accordance with the terms of these notes, SAC Holdings may repay the notes without penalty or premium.

Fiscal 2009 Outlook

In fiscal 2009, we are focused on increasing transaction volume and improving our pricing, product mix and utilization for self-moving equipment rentals. Investing in our truck fleet is a key initiative to reach these goals. During fiscal 2008, the Company added over 21,000 new trucks to our existing rental fleet. During the first quarter of fiscal 2009, we have added over 9,000 new trucks. Our plans include manufacturing additional box trucks and maintaining our pickup and cargo van fleet. This investment is expected to increase the number of rentable equipment days available to meet our customer demands and to reduce future spending on repair costs and equipment downtime. Revenue in the U-Move program could continue to be adversely impacted should we fail to execute in any of these areas.

We are also working towards increasing our storage occupancy at existing sites, adding new eMove Storage Affiliates and building new locations. We believe that additional occupancy gains in our current portfolio of locations can be realized in fiscal 2009. While the Company saw increased storage revenue in fiscal 2008 due to pricing, this trend may not continue. The Company continues to evaluate new moving and storage opportunities in the market place including the introduction of portable storage in selected markets.

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

Cautionary Statements Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, contains “forward-looking statements” regarding future events and our future results. We may make additional written or oral forward-looking statements from time to time in filings with the SEC or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, earnings or loss; estimates of capital expenditures, plans for future operations, products or services; financing needs and plans; our perceptions of our legal positions and anticipated outcomes of government investigations and pending litigation against us; liquidity; goals and strategies; plans for new business; storage occupancy; growth rate assumptions, pricing, costs, and access to capital and leasing markets as well as assumptions relating to the foregoing. The words “believe,” “expect,” “anticipate,” “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation, the risk factors set forth in the section entitled “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, as well as the following: the Company’s ability to operate pursuant to the terms of its credit facilities; the Company’s ability to maintain contracts that are critical to its operations; the costs and availability of financing; the Company’s ability to execute its business plan; the Company’s ability to attract, motivate and retain key employees; general economic conditions; fluctuations in our costs to maintain and update our fleet and facilities; our ability to refinance our debt; changes in government regulations, particularly environmental regulations; our credit ratings; the availability of credit; changes in demand for our products; changes in the general domestic economy; the degree and nature of our competition; the resolution of pending litigation against the Company; changes in accounting standards and other factors described in this report or the other documents we file with the SEC. The above factors, the following disclosures, as well as other statements in this report and in the Notes to Condensed Consolidated Financial Statements, could contribute to or cause such risks or uncertainties, or could cause our stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized. The Company assumes no obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

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

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
$89,822,167	(a), (b)	(2,751,953)	5/10/2006	4/10/2012	5.06%	1 Month LIBOR
100,044,938	(a), (b)	(4,163,597)	10/10/2006	10/10/2012	5.57%	1 Month LIBOR
33,107,749	(a)	(1,594,356)	7/10/2006	7/10/2013	5.67%	1 Month LIBOR
281,666,667	(a)	(18,322,520)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
22,500,000	(a)	(863,274)	2/12/2007	2/10/2014	5.24%	1 Month LIBOR
15,250,000	(a)	(473,333)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
15,250,000	(a)	(534,438)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR

(a) interest rate swap agreement
(b) forward swap

As of June 30, 2008, the Company had approximately $687.8 million of variable rate debt obligations. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $1.3 million annually (after consideration of the effect of the above derivative contracts).

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 6.3% and 5.2% of our revenue for the first quarter of fiscal 2009 and 2008, respectively were generated in Canada. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material. We typically do not hedge any foreign currency risk since the exposure is not considered material.

Item 4.                      Controls and Procedures

Attached as exhibits to this Form 10-Q are certifications of the registrants’ Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This "Controls and Procedures" section includes information concerning the controls and controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented in Evaluation of Disclosure Controls and Procedures.

 Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the CEO and CAO, conducted an evaluation of the effectiveness of the design and operation of the Company’s "disclosure controls and procedures" (as such term is defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (“Disclosure Controls”) as of the end of the period covered by this Form 10-Q. Our Disclosure Controls are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CAO, as appropriate to allow timely decisions regarding required disclosure. Based upon the controls evaluation, our CEO and CAO have concluded that as of the end of the period covered by this Form 10-Q, our Disclosure Controls were effective related to the above stated design purposes.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Information regarding our legal proceedings can be found under Note 8 Contingencies to the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

We are not aware of any material updates to the risk factors described in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On December 5, 2007, we announced that the Board had authorized us to repurchase up to $50.0 million of our common stock. The stock may be repurchased by the Company from time to time on the open market until December 31, 2008. The extent to which the Company repurchases its shares and the timing of such purchases will depend upon market conditions and other corporate considerations. Any purchases will be funded from available working capital. During the first quarter of fiscal 2009, no shares of our common stock were repurchased.

The repurchases made by the Company were as follows:

Period	Total # of Shares Repurchased	Average Price Paid per Share (1)	Total # of Shares Repurchased as Part of Publicly Announced Plan	Total $ of Shares Repurchased as Part of Publicly Announced Plan	Maximum $ of Shares That May Yet be Repurchased Under the Plan
	(Unaudited)

April 1 - 30, 2008	-	$-	-	$-	$26,487,620
May 1 - 31, 2008	-	$-	-	$-	$26,487,620
June 1 - 30, 2008	-	$-	-	$-	$26,487,620
First Quarter Total	-	$-	-	$-

Cumulative Plan Total	428,000	$54.94	428,000	$23,512,380

(1) Represents weighted average purchase price for the periods presented.

Item 3.   Defaults upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.   Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as part of this report:
Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Registration Statement on form S-4 filed March 30, 2004, file no. 1-11255
3..2	Amendment to Restated By-Laws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on December 5, 2007, file no. 1-11255
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Accounting Officer of AMERCO	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Chief Accounting Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     AMERCO

Date:  August 6, 2008                                       /s/ Edward J. Shoen
                                                     Edward J. Shoen
                                                     President and Chairman of the Board
                                                     (Duly Authorized Officer)

Date:  August 6, 2008                                                                                                                /s/ Jason A. Berg
                                                     Jason A. Berg
                                                     Chief Accounting Officer
                                                     (Principal Accounting Officer)