Form 10-Q
period 2008-09-30
AMERCO /NV/
filed 2008-11-05
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from __________________ to __________________

Commission File Number	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.

1-11255	AMERCO	88-0106815
(A Nevada Corporation)
1325 Airmotive Way, Ste. 100
Reno, Nevada 89502-3239
Telephone (775) 688-6300

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of a “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                                Accelerated filer ☑                                           Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑

19,610,849 shares of AMERCO Common Stock, $0.25 par value, were outstanding at November 1, 2008.

PART I FINANCIAL INFORMATION

ITEM 1.                      Financial Statements

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2008	2008
	(Unaudited)
	(In thousands)
ASSETS
Cash and cash equivalents	$363,130	$206,622
Reinsurance recoverables and trade receivables, net	195,315	201,116
Notes and mortgage receivables, net	2,452	2,088
Inventories, net	77,348	65,349
Prepaid expenses	57,923	56,159
Investments, fixed maturities and marketable equities	567,132	633,784
Investments, other	225,325	185,591
Deferred policy acquisition costs, net	40,143	35,578
Other assets	122,652	131,138
Related party assets	292,259	303,886
	1,943,679	1,821,311
Property, plant and equipment, at cost:
Land	210,427	208,164
Buildings and improvements	897,714	859,882
Furniture and equipment	319,832	309,960
Rental trailers and other rental equipment	207,313	205,572
Rental trucks	1,707,517	1,734,425
	3,342,803	3,318,003
Less: Accumulated depreciation	(1,308,986)	(1,306,827)
Total property, plant and equipment	2,033,817	2,011,176
Total assets	$3,977,496	$3,832,487
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$280,620	$292,526
AMERCO's notes, loans and leases payable	1,575,012	1,504,677
Policy benefits and losses, claims and loss expenses payable	776,026	789,374
Liabilities from investment contracts	321,839	339,198
Other policyholders' funds and liabilities	10,300	10,467
Deferred income	12,266	11,781
Deferred income taxes	169,621	126,033
Total liabilities	3,145,684	3,074,056
Commitments and contingencies (notes 3, 6, 7 and 8)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and outstanding as of September 30 and March 31, 2008	-	-
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of September 30 and March 31, 2008	-	-
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of September 30 and March 31, 2008	-	-
Common stock of $0.25 par value, 150,000,000 shares authorized; 41,985,700
issued as of September 30 and March 31, 2008	10,497	10,497
Additional paid-in capital	420,151	419,370
Accumulated other comprehensive loss	(49,819)	(55,279)
Retained earnings	982,583	915,415
Cost of common shares in treasury, net (22,370,065 shares as of
September 30 and 22,354,386 shares as of March 31, 2008)	(525,336)	(524,677)
Unearned employee stock ownership plan shares	(6,264)	(6,895)
Total stockholders' equity	831,812	758,431
Total liabilities and stockholders' equity	$3,977,496	$3,832,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended September 30,
	2008	2007
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$439,244	$435,786
Self-storage revenues	27,901	33,088
Self-moving and self-storage products and service sales	58,296	62,554
Property management fees	4,721	3,993
Life insurance premiums	27,099	27,937
Property and casualty insurance premiums	7,359	7,332
Net investment and interest income	14,983	16,373
Other revenue	11,892	9,279
Total revenues	591,495	596,342

Costs and expenses:
Operating expenses	274,288	284,857
Commission expenses	54,082	49,481
Cost of sales	32,642	33,943
Benefits and losses	27,673	25,592
Amortization of deferred policy acquisition costs	2,338	3,266
Lease expense	38,516	34,377
Depreciation, net of (gains) losses on disposals	66,434	55,746
Total costs and expenses	495,973	487,262

Earnings from operations	95,522	109,080
Interest expense	(24,930)	(27,449)
Pretax earnings	70,592	81,631
Income tax expense	(26,768)	(31,157)
Net earnings	43,824	50,474
Less: Preferred stock dividends	(3,241)	(3,241)
Earnings available to common shareholders	$40,583	$47,233
Basic and diluted earnings per common share	$2.10	$2.39
Weighted average common shares outstanding: Basic and diluted	19,351,322	19,733,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended September 30,
	2008	2007
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$829,273	$828,303
Self-storage revenues	55,452	65,124
Self-moving and self-storage products and service sales	120,852	131,209
Property management fees	9,437	7,940
Life insurance premiums	54,016	57,124
Property and casualty insurance premiums	13,483	13,248
Net investment and interest income	29,579	30,687
Other revenue	22,197	16,982
Total revenues	1,134,289	1,150,617

Costs and expenses:
Operating expenses	533,559	558,058
Commission expenses	102,047	93,785
Cost of sales	67,627	68,591
Benefits and losses	54,990	54,869
Amortization of deferred policy acquisition costs	4,426	7,183
Lease expense	73,084	67,036
Depreciation, net of (gains) losses on disposals	131,372	100,011
Total costs and expenses	967,105	949,533

Earnings from operations	167,184	201,084
Interest expense	(48,774)	(51,165)
Pretax earnings	118,410	149,919
Income tax expense	(44,760)	(57,693)
Net earnings	73,650	92,226
Less: Preferred stock dividends	(6,482)	(6,482)
Earnings available to common shareholders	$67,168	$85,744
Basic and diluted earnings per common share	$3.47	$4.32
Weighted average common shares outstanding: Basic and diluted	19,346,943	19,850,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Quarter Ended September 30,
	2008	2007
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$43,824	$50,474
Other comprehensive income (loss), net of tax:
Foreign currency translation	(3,475)	6,252
Unrealized loss on investments	(4,152)	(2,507)
Change in fair value of cash flow hedges	(1,968)	(9,630)
Total comprehensive income	$34,229	$44,589

	Six Months Ended September 30,
	2008	2007
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$73,650	$92,226
Other comprehensive income (loss), net of tax:
Foreign currency translation	(2,293)	11,879
Unrealized loss on investments	(3,674)	(1,287)
Change in fair value of cash flow hedges	11,427	(1,441)
Total comprehensive income	$79,110	$101,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2008	2007
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Net earnings	$73,650	$92,226
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	121,920	113,194
Amortization of deferred policy acquisition costs	4,426	7,183
Change in allowance for losses on trade receivables	(29)	87
Change in allowance for losses on mortgage notes	(59)	(19)
Change in allowance for inventory reserves	3,603	1,281
Net (gain) loss on sale of real and personal property	9,452	(13,183)
Net loss on sale of investments	1	149
Deferred income taxes	48,993	33,966
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	5,831	(5,154)
Inventories	(15,602)	3,181
Prepaid expenses	8,872	4,120
Capitalization of deferred policy acquisition costs	(4,887)	(2,539)
Other assets	8,835	(10,373)
Related party assets	11,249	41,881
Accounts payable and accrued expenses	(16,199)	13,497
Policy benefits and losses, claims and loss expenses payable	(12,817)	5,066
Other policyholders' funds and liabilities	(746)	211
Deferred income	539	(1,673)
Related party liabilities	(1,639)	(3,411)
Net cash provided by operating activities	245,393	279,690

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(224,996)	(360,511)
Short term investments	(216,353)	(128,627)
Fixed maturities investments	(115,124)	(45,622)
Preferred stock	(2,001)	-
Real estate	(350)	(3,441)
Mortgage loans	(9,311)	(4,895)
Proceeds from sale of:
Property, plant and equipment	80,805	100,660
Short term investments	182,399	144,814
Fixed maturities investments	173,670	61,206
Equity securities	27	46
Preferred stock	-	2,625
Real estate	704	153
Mortgage loans	2,822	4,043
Payments from notes and mortgage receivables	63	367
Net cash used by investing activities	(127,645)	(229,182)

Cash flows from financing activities:
Borrowings from credit facilities	135,330	447,620
Principal repayments on credit facilities	(74,320)	(179,043)
Debt issuance costs	(360)	(9,850)
Capital lease payments	(348)	-
Leveraged Employee Stock Ownership Plan - repayments from loan	631	608
Treasury stock repurchases	(659)	(33,966)
Securitization deposits	-	(116,176)
Preferred stock dividends paid	(6,482)	(6,482)
Net dividend from related party	2,010	-
Investment contract deposits	9,561	8,772
Investment contract withdrawals	(26,921)	(34,032)
Net cash provided by financing activities	38,442	77,451

Effects of exchange rate on cash	318	113

Increase in cash equivalents	156,508	128,072
Cash and cash equivalents at the beginning of period	206,622	75,272
Cash and cash equivalents at the end of period	$363,130	$203,344

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

The condensed consolidated balance sheets as of September 30, 2008 and March 31, 2008 include the accounts of AMERCO and its wholly-owned subsidiaries. The September 30, 2008 condensed consolidated statements of operations and cash flows include the accounts of AMERCO and its wholly-owned subsidiaries. The September 30, 2007 condensed consolidated statements of operations and cash flows include the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holding II and its subsidiaries (“SAC Holding II”).

The condensed consolidated balance sheet as of September  30, 2008 and the related condensed consolidated statements of operations for the second quarter and the first six months and the cash flows for the first six months ended fiscal 2009 and 2008 are unaudited.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Description of Operating Segments

AMERCO has (or had) four reportable segments. They are (or were) Moving and Storage, Property and Casualty Insurance, Life Insurance and SAC Holding II (through October 2007).

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

SAC Holding II Corporation and its subsidiaries own self-storage properties that are managed by U-Haul under property management agreements and act as independent U-Haul rental equipment dealers. AMERCO, through its subsidiaries, has contractual interests in certain SAC Holding II properties entitling AMERCO to potential future income based on the financial performance of these properties. Prior to November 2007, AMERCO was considered the primary beneficiary of these contractual interests. Consequently, for those reporting periods prior to November 2007, we included the results of SAC Holding II in the consolidated financial statements of AMERCO, as required by Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”).

2. Earnings per Share

Net earnings for purposes of computing earnings per common share are net earnings less preferred stock dividends. Preferred stock dividends include accrued dividends of AMERCO.

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares net of shares committed to be released were 269,415 and 319,316 as of September 30, 2008 and September 30, 2007, respectively.

6,100,000 shares of preferred stock have been excluded from the weighted average shares outstanding calculation because they are not common stock and they are not convertible into common stock.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

3. Borrowings

Long-Term Debt

Long-term debt was as follows:

			September 30,	March 31,
	2009 Rate (a)	Maturities	2008	2008
			(Unaudited)
			(In thousands)

Real estate loan (amortizing term)	6.93%	2018	$280,000	$285,000
Real estate loan (revolving credit)	3.99%	2018	145,000	100,000
Senior mortgages	5.19% - 5.75%	2009 - 2015	505,946	511,818
Construction loan (revolving credit)	3.99%	2009	37,280	30,783
Working capital loan (revolving credit)	-	2009	-	-
Fleet loans (amortizing term)	5.25% - 7.42%	2012 - 2015	326,220	288,806
Fleet loans (securitization)	5.40% - 5.56%	2010 - 2014	266,445	288,270
Other obligations	-	2009 - 2015	14,121	-
Total AMERCO notes, loans and leases payable			$1,575,012	$1,504,677

(a) Interest rates as of September 30, 2008, including the effect of applicable hedging instruments.

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. The loan has a final maturity date of August 2018, the loan is comprised of a term loan facility with initial availability of $300.0 million and a revolving credit facility with an availability of $200.0 million. As of September 30, 2008, the outstanding balance on the Real Estate Loan was $280.0 million, and $145.0 million had been drawn down on the revolving credit facility. U-Haul International, Inc. is a guarantor of this loan.

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

The interest rate for the amortizing term portion, per the provisions of the amended Loan Agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At September 30, 2008, the applicable LIBOR was 2.49% and the applicable margin was 1.50%, the sum of which was 3.99%. The rate on the term facility portion of the loan is hedged with an interest rate swap fixing the rate at 6.93% based on the current margin.

The interest rate for the revolving credit facility, per the provisions of the amended Loan Agreement, is the applicable LIBOR plus the applicable margin. The margin ranges from 1.50% to 2.00%. At September 30, 2008, the applicable LIBOR was 2.49% and the applicable margin was 1.50%, the sum of which was 3.99%.

The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgages loan balances as of September 30, 2008 were in the aggregate amount of $448.5 million and are due July 2015. The Senior Mortgages require average monthly principal and interest payments of $3.0 million with the unpaid loan balance and accrued and unpaid interest due at maturity. These senior mortgages are secured by certain properties owned by the borrowers. The interest rates, per the provisions of these senior mortgages, are 5.68% and 5.52% per annum. Amerco Real Estate Company and U-Haul International, Inc have provided limited guarantees of these senior mortgages. The default provisions of these senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Various subsidiaries of the Company are borrowers under mortgage backed loans that we also classify as senior mortgages. These loans are secured by certain properties owned by the borrowers. The loan balance of these notes total $57.5 million as of September 30, 2008. Maturity dates begin in 2009 with the majority maturing in 2015. Rates for these loans range from 5.19% to 5.75%. The loans require monthly principal and interest payments with the balances due upon maturity. The default provisions of the loans include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Construction / Working Capital Loans

Amerco Real Estate Company and a subsidiary of U-Haul International, Inc. entered into a revolving credit construction loan effective June 29, 2006. The maximum amount that can be drawn at any one time is $40.0 million. The final maturity is June 2009. As of September 30, 2008, the outstanding balance was $37.3 million.

The Construction Loan requires monthly interest only payments with the principal and any accrued and unpaid interest due at maturity. The loan can be used to develop new or existing storage properties. The loan is secured by the properties being constructed. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 1.50%. At September 30, 2008, the applicable LIBOR was 2.49% and the margin was 1.50%, the sum of which was 3.99%. U-Haul International, Inc. is a guarantor of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Amerco Real Estate Company is a borrower under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $35.0 million. The loan is secured by certain properties owned by the borrower. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 1.50%. The loan agreement provides for revolving loans, subject to the terms of the loan agreement with final maturity in November 2009. The loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. U-Haul International, Inc. and AMERCO are the guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. At September 30, 2008, the Company had utilized $25.0 million of availability as collateral for a letter of credit, leaving the Company with $10.0 million of available credit.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under amortizing term loans. The loan balances as of September 30, 2008 were $326.2 million with the final maturities between April 2012 and July 2015.

The Amortizing Loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the Loan Agreements, are the applicable LIBOR plus a margin between 0.90% and 1.75%. At September 30, 2008, the applicable LIBOR was 2.48% to 3.71% and applicable margins were between 1.125% and 1.75%, the sum of which was between 3.605% and 5.46%. The interest rates are hedged with interest rate swaps fixing the rates between 5.25% and 7.42% based on current margins.

AMERCO and U-Haul International, Inc. are guarantors of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Rental Truck Securitizations

U-Haul S Fleet and its subsidiaries (collectively, “USF”) issued a $217.0 million asset-backed note (“Box Truck Note”) and an $86.6 million asset-backed note (“Cargo Van/Pickup Note”) on June 1, 2007. USF is a bankruptcy-remote special purpose entity wholly-owned by U-Haul International, Inc. The net proceeds from these securitized transactions were used to finance new box truck, cargo van and pickup truck purchases throughout fiscal 2008. U.S. Bank, NA acts as the trustee for this securitization.

The Box Truck Note has a fixed interest rate of 5.56% with an estimated final maturity of February 2014. At September 30, 2008, the outstanding balance was $179.8 million. The note is secured by the box trucks that were purchased and operating cash flows associated with their operation.

The Cargo Van/Pickup Note has a fixed interest rate of 5.40% with an estimated final maturity of May 2010. At September 30, 2008, the outstanding balance was $86.6 million. The note is secured by the cargo vans and pickup trucks that were purchased and the operating cash flows associated with their operation.

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

Other Obligations

In April 2008, the Company entered into a $10.0 million capital lease for new rental equipment. The term of the lease is seven years and the Company has the option to purchase the equipment at a predetermined amount after the fifth year of the lease. At September 30, 2008, the balance on the lease was $9.6 million.

The Company entered into $7.9 million of premium financing arrangements for one year expiring in March and April 2009 at rates between 3.64% and 5.10%. At September 30, 2008, the outstanding balance of these arrangements was $4.5 million.

Annual Maturities of AMERCO Consolidated Notes, Loans and Leases Payable

The annual maturities of AMERCO consolidated long-term debt as of September 30, 2008 for the next five years and thereafter is as follows:

	Year Ending September 30,
	2009	2010	2011	2012	2013	Thereafter
	(Unaudited)
	(In thousands)

Notes, loans and leases payable, secured	$126,772	$176,685	$76,468	$125,031	$91,447	$978,609

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4. Interest on Borrowings

Interest Expense

Expenses associated with loans outstanding were as follows:
	Quarter Ended September 30,
	2008	2007
	(Unaudited)
	(In thousands)

Interest expense	$20,002	$25,327
Capitalized interest	(135)	(322)
Amortization of transaction costs	1,231	1,514
Interest expense (income) resulting from derivatives	3,832	(568)
Total AMERCO interest expense	24,930	25,951
SAC Holding II interest expense	-	3,236
Less: Intercompany transactions	-	1,738
Total SAC Holding II interest expense	-	1,498
Total	$24,930	$27,449

	Six Months Ended September 30,
	2008	2007
	(Unaudited)
	(In thousands)

Interest expense	$39,589	$47,395
Capitalized interest	(245)	(605)
Amortization of transaction costs	2,510	2,395
Interest expense (income) resulting from derivatives	6,920	(1,021)
Total AMERCO interest expense	48,774	48,164
SAC Holding II interest expense	-	6,467
Less: Intercompany transactions	-	3,466
Total SAC Holding II interest expense	-	3,001
Total	$48,774	$51,165

Interest paid in cash by AMERCO amounted to $18.5 million and $25.9 million for the second quarter of fiscal 2009 and 2008, respectively.

Interest paid in cash by AMERCO amounted to $37.7 million and $46.0 million for the first six months of fiscal 2009 and 2008, respectively.

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

On June 8, 2005, the Company entered into separate interest rate swap agreements for $100.0 million of our variable-rate debt over a three year term and for $100.0 million of our variable-rate debt over a five-year term, that were designated as cash flow hedges effective July 1, 2005. These swap agreements were cancelled on August 18, 2006 in conjunction with our amendment of the Real Estate Loan, and we entered into a new interest rate swap agreement for $300.0 million of our variable-rate debt over a twelve-year term effective on August 18, 2006. As of August 18, 2006, a net gain of approximately $6.0 million related to the two cancelled swaps was included in other comprehensive income (loss). As the variable-rate debt is replaced, it is probable that the original forecasted transaction (future interest payments) will continue to occur. Therefore, the net derivative gain related to the two cancelled swaps shall continue to be reported in other comprehensive income (loss) and be reclassified into earnings when the original forecasted transaction affects earnings consistent with the term of the original designated hedging relationship. For the first six months ended September 30, 2008, the Company reclassified $0.8 million of the net derivative gain to interest income. The Company estimates that $1.0 million of the existing net gains will be reclassified into earnings within the next 12 months.

On November 15, 2005, the Company entered into a forward starting interest rate swap agreement for $142.3 million of our variable-rate debt over a six-year term that became effective on May 10, 2006. This swap was designated as a cash flow hedge effective May 31, 2006.

On June 21, 2006, the Company entered into an interest rate swap agreement for $50.0 million of our variable-rate debt over a seven-year term that became effective on July 10, 2006. On June 9, 2006, the Company entered into a forward starting interest rate swap agreement for $144.9 million of our variable-rate debt over a six-year term that became effective on October 10, 2006. On February 9, 2007, the Company entered into an interest rate swap agreement for $30.0 million of our variable-rate debt over a seven-year term that became effective on February 12, 2007. On March 8, 2007, the Company entered into two separate interest rate swap agreements each for $20.0 million of our variable-rate debt over seven-year terms that became effective on March 10, 2007. On April 8, 2008, the Company entered into a forward starting interest rate swap agreement for $19.3 million of our variable-rate debt over a seven year term that became effective on August 15, 2008. On August 27, 2008, the Company entered into an interest rate swap agreement for $19.0 million of our variable-rate debt over a seven year term that became effective on August 29, 2008. On September 24, 2008, the Company entered into an interest rate swap agreement for $30.0 million of our variable-rate debt over a seven year term that became effective on September 30, 2008. These interest rate swap agreements were designated as cash flow hedges on their inception (trade dates).

For the first six months ended September 30, 2008, the Company recognized net losses of $7.9 million from highly effective cash flow hedges, which are attributable to the portion of the change in the fair value of the hedges. The hedging relationship of certain interest rate swap agreements is not considered to be perfectly effective in which an effectiveness test is performed for each reporting period. The net gains attributable to the portion of the change in the fair value representing the amount of the hedges’ ineffectiveness recognized in earnings during the first six months was $0.2 million included in interest income. All forecasted transactions currently being hedged are expected to occur by 2018.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended September 30,
	2008	2007
	(Unaudited)
	(In thousands, except interest rates)

Weighted average interest rate during the quarter	4.02%	6.87%
Interest rate at the end of the quarter	3.99%	7.32%
Maximum amount outstanding during the quarter	$182,280	$121,700
Average amount outstanding during the quarter	$169,780	$98,874
Facility fees	$98	$65

	Revolving Credit Activity
	Six Months Ended September 30,
	2008	2007
	(Unaudited)
	(In thousands, except interest rates)

Weighted average interest rate during the first six months	4.14%	6.80%
Interest rate at the end of the first six months	3.99%	7.32%
Maximum amount outstanding during the first six months	$182,280	$138,700
Average amount outstanding during the first six months	$149,071	$100,065
Facility fees	$172	$134

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

5. Stockholders Equity

On December 5, 2007, we announced that the Board of Directors (the “Board”) had authorized us to repurchase up to $50.0 million of our common stock. The stock may be repurchased by the Company from time to time on the open market until December 31, 2008. The extent to which the Company repurchases its shares and the timing of such purchases will depend upon market conditions and other corporate considerations. Any purchases will be funded from available working capital. During the second quarter of fiscal 2009, no shares of our common stock were repurchased, with the exception of the shares repurchased under our Odd Lot Repurchase Program detailed below.

Period	Total # of Shares Repurchased	Average Price Paid per Share (1)	Total # of Shares Repurchased as Part of Publicly Announced Plan	Total $ of Shares Repurchased as Part of Publicly Announced Plan	Maximum $ of Shares That May Yet be Repurchased Under the Plan
	(Unaudited)

Cumulative Plan Total	428,000	$54.94	428,000	$23,512,380	$26,487,620

(1) Represents weighted average purchase price for the periods presented.

On August 8, 2008, we announced the Board had authorized us to initiate a no-fee Odd Lot Repurchase Program (the “Program”) to purchase AMERCO common stock held by persons who own less than 100 shares of AMERCO common stock. The Program offer expired at 5:00 p.m. Eastern Standard Time on October 31, 2008, unless extended or earlier terminated. The Company reserves the right to terminate this program at any time at its discretion. The following table details the shares purchased as part of the Program.

Period	Total # of Shares Repurchased	Average Price Paid per Share (1)	Total $ of Shares Repurchased as Part of Odd Lot Program
	(Unaudited)

July 1 - 31, 2008	-	$-	$-
August 1 - 31, 2008	1,674	39.37	65,902
September 1 - 30, 2008	14,005	42.36	593,303
Second Quarter Total	15,679	$42.04	$659,205

(1) Represents weighted average purchase price for the periods presented.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

6. Contingent Liabilities and Commitments

The Company leases a portion of its rental equipment and certain of its facilities under operating leases with terms that expire at various dates substantially through 2015, with the exception of one land lease expiring in 2034. At September 30, 2008, AMERCO had guaranteed $185.2 million of residual values for rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of each lease, the Company has the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. AMERCO has been leasing equipment since 1987 and has experienced no material losses relating to these types of residual value guarantees.

Lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
	(Unaudited)
		(In thousands)
Year-ended September 30:
2009	$12,989	$129,833	$142,822
2010	12,622	112,668	125,290
2011	12,488	97,166	109,654
2012	12,234	84,270	96,504
2013	11,578	66,514	78,092
Thereafter	13,117	71,941	85,058
Total	$75,028	$562,392	$637,420

7. Contingencies

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In November 2006, the Plaintiffs filed an amended complaint. In December 2006, the Defendants filed motions to dismiss, based on various legal theories. In March 2007, the Court denied AMERCO’s motion to dismiss regarding the issue of demand futility, stating that “Plaintiffs have satisfied the heightened pleading requirements of demand futility by showing a majority of the members of the AMERCO Board of Directors were interested parties in the SAC transactions.” The Court heard oral argument on the remainder of the Defendants’ motions to dismiss, including the motion (“Goldwasser Motion”) based on the fact that the subject matter of the lawsuit had been settled and dismissed in earlier litigation known as Goldwasser v. Shoen, C.V.N.-94-00810-ECR (D.Nev), Washoe County, Nevada. In addition, in September and October 2007, the Defendants filed Motions for Judgment on the Pleadings or in the Alternative Summary Judgment, based on the fact that the stockholders of the Company had ratified the underlying transactions at the 2007 annual meeting of stockholders of AMERCO. In December 2007, the Court denied this motion. This ruling does not preclude a renewed motion for summary judgment after discovery and further proceedings on these issues. On April 7, 2008, the litigation was dismissed, on the basis of the Goldwasser Motion. On May 8, 2008, the Plaintiffs filed a notice of appeal of such dismissal to the Nevada Supreme Court. On May 20, 2008, AMERCO filed a cross appeal relating to the denial of its Motion to Dismiss in regard to demand futility. The appeals are currently pending.

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

Compliance with environmental requirements of federal, state and local governments may significantly affect Real Estate’s business operations. Among other things, these requirements regulate the discharge of materials into the water, air and land and govern the use and disposal of hazardous substances. Real Estate is aware of issues regarding hazardous substances on some of its properties. Real Estate regularly makes capital and operating expenditures to stay in compliance with environmental laws and has put in place a remedial plan at each site where it believes such a plan is necessary. Since 1988, Real Estate has managed a testing and removal program for underground storage tanks.

Based upon the information currently available to Real Estate, compliance with the environmental laws and its share of the costs of investigation and cleanup of known hazardous waste sites are not expected to result in a material adverse effect on AMERCO’s financial position or results of operations. Real Estate expects to spend approximately $2.8 million in total through 2011 to remediate these properties.

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

SAC Holding Corporation and its subsidiaries and SAC Holding II Corporation and its subsidiaries, collectively referred to as “SAC Holdings” were established in order to acquire self-storage properties. These properties are being managed by the Company pursuant to management agreements. The sale of self-storage properties by the Company to SAC Holdings has in the past provided significant cash flows to the Company.

Management believes that its sales of self-storage properties to SAC Holdings have provided a unique structure for the Company to earn moving equipment rental revenues and property management fee revenues from the SAC Holdings self-storage properties that the Company manages.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

During the first six months of fiscal 2009, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. The Company does not have an equity ownership interest in SAC Holdings. The Company recorded interest income of $9.2 million and $9.4 million, and received cash interest payments of $8.4 million and $10.2 million, from SAC Holdings during the first six months of fiscal 2009 and 2008, respectively. The largest aggregate amount of notes receivable outstanding during the first six months of fiscal 2009 was $198.1 million and the aggregate notes receivable balance at September 30, 2008 was $197.9 million. In accordance with the terms of these notes, SAC Holdings may repay the notes without penalty or premium at any time.

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

During the first six months of fiscal 2009, AMERCO and U-Haul held various junior notes with Private Mini Realty, L.P. (“Private Mini”). The equity interests of Private Mini are ultimately controlled by Blackwater. The Company recorded interest income of $2.7 million and $2.5 million and received cash interest payments of $2.7 million and $2.5 million from Private Mini during the first six months of fiscal 2009 and 2008, respectively. The balance of notes receivable from Private Mini at September 30, 2008 was $68.7 million. The largest aggregate amount outstanding during the first six months of fiscal 2009 was $69.1 million.

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $15.8 million and $15.0 million from the above mentioned entities during the first six months of fiscal 2009 and 2008, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $1.2 million and $1.3 million for each of the first six months of fiscal 2009 and 2008, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At September 30, 2008, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based upon equipment rental revenues. During the first six months of fiscal 2009 and 2008, the Company paid the above mentioned entities $20.0 million and $20.8 million, respectively in commissions pursuant to such dealership contracts.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $20.4 million, expenses of $1.2 million and cash flows of $22.7 million during the first six months of fiscal 2009. Revenues and commission expenses related to the Dealer Agreements were $93.8 million and $20.0 million, respectively.

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

Related Party Assets

	September 30,	March 31,
	2008	2008
	(Unaudited)
	(In thousands)
U-Haul notes, receivables and interest from Private Mini	$71,312	$71,038
U-Haul notes receivable from SAC Holdings Corporation	197,876	198,144
U-Haul interest receivable from SAC Holdings Corporation	5,305	4,498
U-Haul receivable from SAC Holdings Corporation	18,111	20,617
Mercury receivable	4,580	6,791
Other (a)	(4,925)	2,798
	$292,259	$303,886

(a) Our credit balance at September 30, 2008 was due to a timing difference between AMERCO and an insurance subsidiary consisting of a payment of a $3.0 million note; a timing difference for a dividend paid by RepWest to AMERCO in the amount of $5.5 million and a timing difference for an investment by AMERCO in an insurance subsidiary of $3.5 million. These timing differences will reverse in the Company’s December 31, 2008 financial statements.

9. Consolidating Financial Information by Industry Segment

AMERCO has (or had) four reportable segments. They are (or were) Moving and Storage, Property and Casualty Insurance, Life Insurance and SAC Holding II. Management tracks revenues separately, but does not report any separate measure of the profitability for rental vehicles, rentals of self-storage spaces and sales of products that are required to be classified as a separate operating segment and accordingly does not present these as separate reportable segments. Deferred income taxes are shown as liabilities on the condensed consolidating statements.

The consolidated balance sheets as of September 30, 2008 and March 31, 2008 include the accounts of AMERCO and its wholly-owned subsidiaries. The September 30, 2008 consolidated statements of operations and cash flows include the accounts of AMERCO and its wholly-owned subsidiaries. The September 30, 2007 consolidated statements of operations and cash flows include the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holding II and its subsidiaries.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

9. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of September 30, 2008 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$30	$345,721	$-	$-		$345,751	$6,532	$10,847	$-		$363,130
Reinsurance recoverables and trade receivables, net	-	19,754	27	-		19,781	165,156	10,378	-		195,315
Notes and mortgage receivables, net	-	1,154	1,298	-		2,452	-	-	-		2,452
Inventories, net	-	77,348	-	-		77,348	-	-	-		77,348
Prepaid expenses	1,142	56,381	400	-		57,923	-	-	-		57,923
Investments, fixed maturities and marketable equities	-	-	-	-		-	97,465	469,667	-		567,132
Investments, other	-	846	12,811	-		13,657	124,360	87,308	-		225,325
Deferred policy acquisition costs, net	-	-	-	-		-	15	40,128	-		40,143
Other assets	9	90,752	29,623	-		120,384	1,888	380	-		122,652
Related party assets	1,234,610	241,054	59,833	(1,236,266)	(c)	299,231	2,940	-	(9,912)	(c)	292,259
	1,235,791	833,010	103,992	(1,236,266)		936,527	398,356	618,708	(9,912)		1,943,679

Investment in subsidiaries	(184,680)	-	-	487,537	(b)	302,857	-	-	(302,857)	(b)	-

Property, plant and equipment, at cost:
Land	-	43,466	166,961	-		210,427	-	-	-		210,427
Buildings and improvements	-	134,016	763,698	-		897,714	-	-	-		897,714
Furniture and equipment	301	301,382	18,149	-		319,832	-	-	-		319,832
Rental trailers and other rental equipment	-	207,313	-	-		207,313	-	-	-		207,313
Rental trucks	-	1,707,517	-	-		1,707,517	-	-	-		1,707,517
	301	2,393,694	948,808	-		3,342,803	-	-	-		3,342,803
Less: Accumulated depreciation	(247)	(995,687)	(313,052)	-		(1,308,986)	-	-	-		(1,308,986)
Total property, plant and equipment	54	1,398,007	635,756	-		2,033,817	-	-	-		2,033,817
Total assets	$1,051,165	$2,231,017	$739,748	$(748,729)		$3,273,201	$398,356	$618,708	$(312,769)		$3,977,496

(a) Balances as of June 30, 2008
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating balance sheets by industry segment as of September 30, 2008 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$1,182	$268,208	$5,258	$-		$274,648	$-	$5,972	$-		$280,620
AMERCO's notes, loans and leases payable	-	662,367	912,645	-		1,575,012	-	-	-		1,575,012
Policy benefits and losses, claims and loss expenses payable	-	365,191	-	-		365,191	276,572	134,263	-		776,026
Liabilities from investment contracts	-	-	-	-		-	-	321,839	-		321,839
Other policyholders' funds and liabilities	-	-	-	-		-	7,065	3,235	-		10,300
Deferred income	-	12,266	-	-		12,266	-	-	-		12,266
Deferred income taxes	211,907	-	-	-		211,907	(36,973)	(5,313)	-		169,621
Related party liabilities	-	1,238,631	-	(1,236,266)	(c)	2,365	2,169	3,368	(7,902)	(c)	-
Total liabilities	213,089	2,546,663	917,903	(1,236,266)		2,441,389	248,833	463,364	(7,902)		3,145,684

Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-		-	-	-	-		-
Series B preferred stock	-	-	-	-		-	-	-	-		-
Series A common stock	-	-	-	-		-	-	-	-		-
Common stock	10,497	540	1	(541)	(b)	10,497	3,300	2,500	(5,800)	(b)	10,497
Additional paid-in capital	420,151	121,230	147,481	(268,711)	(b)	420,151	86,121	26,271	(112,392)	(b)	420,151
Accumulated other comprehensive income (loss)	(49,819)	(47,736)	-	47,736	(b)	(49,819)	(1,851)	(233)	2,084	(b)	(49,819)
Retained earnings (deficit)	982,583	(383,416)	(325,637)	709,053	(b)	982,583	61,953	126,806	(188,759)	(b)	982,583
Cost of common shares in treasury, net	(525,336)	-	-	-		(525,336)	-	-	-		(525,336)
Unearned employee stock ownership plan shares	-	(6,264)	-	-		(6,264)	-	-	-		(6,264)
Total stockholders' equity (deficit)	838,076	(315,646)	(178,155)	487,537		831,812	149,523	155,344	(304,867)		831,812
Total liabilities and stockholders' equity	$1,051,165	$2,231,017	$739,748	$(748,729)		$3,273,201	$398,356	$618,708	$(312,769)		$3,977,496

(a) Balances as of June 30, 2008
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

(a) Balances as of December 31, 2007
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statement of operations by industry segment for the quarter ended September 30, 2008 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$439,244	$-	$-		$439,244	$-	$-	$-		$439,244
Self-storage revenues	-	27,526	375	-		27,901	-	-	-		27,901
Self-moving & self-storage products & service sales	-	58,296	-	-		58,296	-	-	-		58,296
Property management fees	-	4,721	-	-		4,721	-	-	-		4,721
Life insurance premiums	-	-	-	-		-	-	27,099	-		27,099
Property and casualty insurance premiums	-	-	-	-		-	7,359	-	-		7,359
Net investment and interest income	1,093	6,918	-	-		8,011	2,326	5,008	(362)	(b,d)	14,983
Other revenue	-	11,384	17,458	(19,037)	(b)	9,805	-	2,409	(322)	(b)	11,892
Total revenues	1,093	548,089	17,833	(19,037)		547,978	9,685	34,516	(684)		591,495

Costs and expenses:
Operating expenses	1,907	283,001	2,136	(19,037)	(b)	268,007	2,855	5,447	(2,021)	(b,c,d)	274,288
Commission expenses	-	54,082	-	-		54,082	-	-	-		54,082
Cost of sales	-	32,642	-	-		32,642	-	-	-		32,642
Benefits and losses	-	-	-	-		-	4,630	21,395	1,648	(c)	27,673
Amortization of deferred policy acquisition costs	-	-	-	-		-	5	2,333	-		2,338
Lease expense	25	38,790	2	-		38,817	-	-	(301)	(b)	38,516
Depreciation, net of (gains) losses on disposals	4	63,374	3,056	-		66,434	-	-	-		66,434
Total costs and expenses	1,936	471,889	5,194	(19,037)		459,982	7,490	29,175	(674)		495,973
Equity in earnings of subsidiaries	29,914	-	-	(25,060)	(e)	4,854	-	-	(4,854)	(e)	-
Earnings from operations	29,071	76,200	12,639	(25,060)		92,850	2,195	5,341	(4,864)		95,522
Interest income (expense)	23,277	(37,775)	(10,442)	-		(24,940)	-	-	10	(d)	(24,930)
Pretax earnings	52,348	38,425	2,197	(25,060)		67,910	2,195	5,341	(4,854)		70,592
Income tax expense	(8,524)	(14,358)	(1,204)	-		(24,086)	(768)	(1,914)	-		(26,768)
Net earnings	43,824	24,067	993	(25,060)		43,824	1,427	3,427	(4,854)		43,824
Less: Preferred stock dividends	(3,241)	-	-	-		(3,241)	-	-	-		(3,241)
Earnings available to common shareholders	$40,583	$24,067	$993	$(25,060)		$40,583	$1,427	$3,427	$(4,854)		$40,583
(a) Balances for the quarter ended June 30, 2008
(b) Eliminate intercompany lease income
(c) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statements of operations by industry for the quarter ended September 30, 2007 are as follows:

	Moving & Storage						AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated	SAC Holding II	Eliminations		Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$435,786	$-	$-		$435,786	$-	$-	$-		$435,786	$2,734	$(2,734)	(b)	$435,786
Self-storage revenues	-	27,865	418	-		28,283	-	-	-		28,283	4,805	-		33,088
Self-moving & self-storage products & service sales	-	58,244	-	-		58,244	-	-	-		58,244	4,310	-		62,554
Property management fees	-	4,742	-	-		4,742	-	-	-		4,742	-	(749)	(g)	3,993
Life insurance premiums	-	-	-	-		-	-	27,937	-		27,937	-	-		27,937
Property and casualty insurance premiums	-	-	-	-		-	7,332	-	-		7,332	-	-		7,332
Net investment and interest income	1,091	9,163	-	-		10,254	3,061	5,294	(498)	(b,d)	18,111	-	(1,738)	(d)	16,373
Other revenue	-	9,274	17,661	(18,676)	(b)	8,259	-	1,229	(344)	(b)	9,144	313	(178)	(b)	9,279
Total revenues	1,091	545,074	18,079	(18,676)		545,568	10,393	34,460	(842)		589,579	12,162	(5,399)		596,342

Costs and expenses:
Operating expenses	2,219	285,829	2,314	(18,676)	(b)	271,686	3,746	6,467	(2,001)	(b,c,d)	279,898	5,708	(749)	(g)	284,857
Commission expenses	-	52,215	-	-		52,215	-	-	-		52,215	-	(2,734)	(b)	49,481
Cost of sales	-	31,485	-	-		31,485	-	-	-		31,485	2,458	-		33,943
Benefits and losses	-	-	-	-		-	2,887	21,200	1,505	(c)	25,592	-	-		25,592
Amortization of deferred policy acquisition costs	-	-	-	-		-	38	3,228	-		3,266	-	-		3,266
Lease expense	22	34,814	19	-		34,855	-	-	(300)	(b)	34,555	-	(178)	(b)	34,377
Depreciation, net of (gains) losses on disposals	148	52,101	2,961	-		55,210	-	-	-		55,210	676	(140)	(e)	55,746
Total costs and expenses	2,389	456,444	5,294	(18,676)		445,451	6,671	30,895	(796)		482,221	8,842	(3,801)		487,262
Equity in earnings of subsidiaries	37,248	-	-	(32,429)	(f)	4,819	-	-	(4,819)	(f)	-	-	-		-
Equity in earnings of SAC Holding II	43	-	-	-		43	-	-	-		43	-	(43)	(f)	-
Total - equity in earnings of subsidiaries and SAC Holding II	37,291	-	-	(32,429)		4,862	-	-	(4,819)		43	-	(43)		-
Earnings from operations	35,993	88,630	12,785	(32,429)		104,979	3,722	3,565	(4,865)		107,401	3,320	(1,641)		109,080
Interest income (expense)	22,276	(34,906)	(13,367)	-		(25,997)	-	-	46	(d)	(25,951)	(3,236)	1,738	(d)	(27,449)
Pretax earnings (loss)	58,269	53,724	(582)	(32,429)		78,982	3,722	3,565	(4,819)		81,450	84	97		81,631
Income tax expense	(7,882)	(20,139)	(574)	-		(28,595)	(1,303)	(1,165)	-		(31,063)	(41)	(53)	(e)	(31,157)
Net earnings (loss)	50,387	33,585	(1,156)	(32,429)		50,387	2,419	2,400	(4,819)		50,387	43	44		50,474
Less: Preferred stock dividends	(3,241)	-	-	-		(3,241)	-	-	-		(3,241)	-	-		(3,241)
Earnings (loss) available to common shareholders	$47,146	$33,585	$(1,156)	$(32,429)		$47,146	$2,419	$2,400	$(4,819)		$47,146	$43	$44		$47,233
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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statements of operations by industry for the six months ended September 30, 2008 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$829,273	$-	$-		$829,273	$-	$-	$-		$829,273
Self-storage revenues	-	54,670	782	-		55,452	-	-	-		55,452
Self-moving & self-storage products & service sales	-	120,852	-	-		120,852	-	-	-		120,852
Property management fees	-	9,437	-	-		9,437	-	-	-		9,437
Life insurance premiums	-	-	-	-		-	-	54,016	-		54,016
Property and casualty insurance premiums	-	-	-	-		-	13,483	-	-		13,483
Net investment and interest income	2,236	12,792	-	-		15,028	5,092	10,197	(738)	(b,d)	29,579
Other revenue	-	22,234	35,294	(38,051)	(b)	19,477	-	3,366	(646)	(b)	22,197
Total revenues	2,236	1,049,258	36,076	(38,051)		1,049,519	18,575	67,579	(1,384)		1,134,289

Costs and expenses:
Operating expenses	4,519	550,669	4,336	(38,051)	(b)	521,473	4,805	11,219	(3,938)	(b,c,d)	533,559
Commission expenses	-	102,047	-	-		102,047	-	-	-		102,047
Cost of sales	-	67,627	-	-		67,627	-	-	-		67,627
Benefits and losses	-	-	-	-		-	9,362	42,439	3,189	(c)	54,990
Amortization of deferred policy acquisition costs	-	-	-	-		-	8	4,418	-		4,426
Lease expense	48	73,635	3	-		73,686	-	-	(602)	(b)	73,084
Depreciation, net of (gains) losses on disposals	9	125,285	6,078	-		131,372	-	-	-		131,372
Total costs and expenses	4,576	919,263	10,417	(38,051)		896,205	14,175	58,076	(1,351)		967,105
Equity in earnings of subsidiaries	46,798	-	-	(37,576)	(e)	9,222	-	-	(9,222)	(e)	-
Earnings from operations	44,458	129,995	25,659	(37,576)		162,536	4,400	9,503	(9,255)		167,184
Interest income (expense)	45,647	(73,129)	(21,325)	-		(48,807)	-	-	33	(d)	(48,774)
Pretax earnings	90,105	56,866	4,334	(37,576)		113,729	4,400	9,503	(9,222)		118,410
Income tax expense	(16,455)	(21,239)	(2,385)	-		(40,079)	(1,541)	(3,140)	-		(44,760)
Net earnings	73,650	35,627	1,949	(37,576)		73,650	2,859	6,363	(9,222)		73,650
Less: Preferred stock dividends	(6,482)	-	-	-		(6,482)	-	-	-		(6,482)
Earnings available to common shareholders	$67,168	$35,627	$1,949	$(37,576)		$67,168	$2,859	$6,363	$(9,222)		$67,168
(a) Balances for the six months ended June 30, 2008
(b) Eliminate intercompany lease income
(c) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statements of operations by industry for the six months ended September 30, 2007 are as follows:

	Moving & Storage						AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated	SAC Holding II	Eliminations		Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$828,303	$-	$-		$828,303	$-	$-	$-		$828,303	$5,157	$(5,157)	(b)	$828,303
Self-storage revenues	-	54,489	838	-		55,327	-	-	-		55,327	9,797	-		65,124
Self-moving & self-storage products & service sales	-	122,247	-	-		122,247	-	-	-		122,247	8,962	-		131,209
Property management fees	-	9,428	-	-		9,428	-	-	-		9,428	-	(1,488)	(g)	7,940
Life insurance premiums	-	-	-	-		-	-	57,124	-		57,124	-	-		57,124
Property and casualty insurance premiums	-	-	-	-		-	13,248	-	-		13,248	-	-		13,248
Net investment and interest income	2,277	15,571	-	-		17,848	6,161	11,148	(1,004)	(b,d)	34,153	-	(3,466)	(d)	30,687
Other revenue	-	17,454	34,727	(37,169)	(b)	15,012	-	2,371	(681)	(b)	16,702	635	(355)	(b)	16,982
Total revenues	2,277	1,047,492	35,565	(37,169)		1,048,165	19,409	70,643	(1,685)		1,136,532	24,551	(10,466)		1,150,617

Costs and expenses:
Operating expenses	5,869	559,050	5,148	(37,169)	(b)	532,898	6,508	12,839	(4,252)	(b,c,d)	547,993	11,553	(1,488)	(g)	558,058
Commission expenses	-	98,942	-	-		98,942	-	-	-		98,942	-	(5,157)	(b)	93,785
Cost of sales	-	63,911	-	-		63,911	-	-	-		63,911	4,680	-		68,591
Benefits and losses	-	-	-	-		-	6,684	44,918	3,267	(c)	54,869	-	-		54,869
Amortization of deferred policy acquisition costs	-	-	-	-		-	179	7,004	-		7,183	-	-		7,183
Lease expense	48	67,898	44	-		67,990	-	-	(599)	(b)	67,391	-	(355)	(b)	67,036
Depreciation, net of (gains) losses on disposals	322	103,104	(4,378)	-		99,048	-	-	-		99,048	1,243	(280)	(e)	100,011
Total costs and expenses	6,239	892,905	814	(37,169)		862,789	13,371	64,761	(1,584)		939,337	17,476	(7,280)		949,533
Equity in earnings of subsidiaries	67,157	-	-	(59,417)	(f)	7,740	-	-	(7,740)	(f)	-	-	-		-
Equity in earnings of SAC Holding II	355	-	-	-		355	-	-	-		355	-	(355)	(f)	-
Total - equity in earnings of subsidiaries and SAC Holding II	67,512	-	-	(59,417)		8,095	-	-	(7,740)		355	-	(355)		-
Earnings from operations	63,550	154,587	34,751	(59,417)		193,471	6,038	5,882	(7,841)		197,550	7,075	(3,541)		201,084
Interest income (expense)	43,541	(65,542)	(26,264)	-		(48,265)	-	-	101	(d)	(48,164)	(6,467)	3,466	(d)	(51,165)
Pretax earnings	107,091	89,045	8,487	(59,417)		145,206	6,038	5,882	(7,740)		149,386	608	(75)		149,919
Income tax expense	(15,039)	(33,926)	(4,189)	-		(53,154)	(2,114)	(2,066)	-		(57,334)	(253)	(106)	(e)	(57,693)
Net earnings	92,052	55,119	4,298	(59,417)		92,052	3,924	3,816	(7,740)		92,052	355	(181)		92,226
Less: Preferred stock dividends	(6,482)	-	-	-		(6,482)	-	-	-		(6,482)	-	-		(6,482)
Earnings available to common shareholders	$85,570	$55,119	$4,298	$(59,417)		$85,570	$3,924	$3,816	$(7,740)		$85,570	$355	$(181)		$85,744
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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating cash flow statements by industry segment for the six months ended September 30, 2008 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$73,650	$35,627	$1,949	$(37,576)	$73,650	$2,859	$6,363	$(9,222)	$73,650
Earnings from consolidated entities	(46,798)	-	-	37,576	(9,222)	-	-	9,222	-
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	9	115,833	6,078	-	121,920	-	-	-	121,920
Amortization of deferred policy acquisition costs	-	-	-	-	-	8	4,418	-	4,426
Change in allowance for losses on trade receivables	-	(87)	-	-	(87)	-	58	-	(29)
Change in allowance for losses on mortgage notes	-	(59)	-	-	(59)	-	-	-	(59)
Change in allowance for inventory reserve	-	3,603	-	-	3,603	-	-	-	3,603
Net loss on sale of real and personal property	-	9,452	-	-	9,452	-	-	-	9,452
Net (gain) loss on sale of investments	-	-	-	-	-	(72)	73	-	1
Deferred income taxes	44,384	-	-	-	44,384	841	3,768	-	48,993
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	862	-	-	862	5,149	(180)	-	5,831
Inventories	-	(15,602)	-	-	(15,602)	-	-	-	(15,602)
Prepaid expenses	3,366	5,673	(167)	-	8,872	-	-	-	8,872
Capitalization of deferred policy acquisition costs	-	-	-	-	-	7	(4,894)	-	(4,887)
Other assets	(1)	6,883	871	-	7,753	919	163	-	8,835
Related party assets	3,432	3,735	(45)	-	7,122	4,127	-	-	11,249
Accounts payable and accrued expenses	1,040	(15,999)	354	-	(14,605)	-	(1,594)	-	(16,199)
Policy benefits and losses, claims and loss expenses payable	-	5,419	-	-	5,419	(14,746)	(3,490)	-	(12,817)
Other policyholders' funds and liabilities	-	-	-	-	-	211	(957)	-	(746)
Deferred income	-	539	-	-	539	-	-	-	539
Related party liabilities	-	(1,820)	-	-	(1,820)	121	60	-	(1,639)
Net cash provided (used) by operating activities	79,082	154,059	9,040	-	242,181	(576)	3,788	-	245,393
Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(1)	(206,866)	(18,129)	-	(224,996)	-	-	-	(224,996)
Short term investments	-	-	-	-	-	(75,810)	(140,543)	-	(216,353)
Fixed maturities investments	-	-	-	-	-	(4,018)	(111,106)	-	(115,124)
Preferred stock	-	-	-	-	-	-	(2,001)	-	(2,001)
Real estate	-	(8)	-	-	(8)	(342)	-	-	(350)
Mortgage loans	-	-	(368)	-	(368)	-	(8,943)	-	(9,311)
Proceeds from sales of:
Property, plant and equipment	-	79,963	842	-	80,805	-	-	-	80,805
Short term investments	-	-	-	-	-	32,566	149,833	-	182,399
Fixed maturities investments	-	-	-	-	-	47,852	125,818	-	173,670
Equity securities	-	-	-	-	-	-	27	-	27
Real estate	-	-	704	-	704	-	-	-	704
Mortgage loans	-	-	-	-	-	12	2,810	-	2,822
Payments from notes and mortgage receivables	-	63	-	-	63	-	-	-	63
Net cash provided (used) by investing activities	(1)	(126,848)	(16,951)	-	(143,800)	260	15,895	-	(127,645)
	(page 1 of 2)
(a) Balance for the period ended June 30, 2008

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the six months ended September 30, 2008 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	-	82,016	53,314	-	135,330	-	-	-	135,330
Principal repayments on credit facilities	-	(59,507)	(14,813)	-	(74,320)	-	-	-	(74,320)
Debt issuance costs	-	(360)	-	-	(360)	-	-	-	(360)
Capital lease payments	-	(348)	-	-	(348)	-	-	-	(348)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	631	-	-	631	-	-	-	631
Repurchase of stock	(659)	-	-	-	(659)	-	-	-	(659)
Proceeds from (repayment of) intercompany loans	(73,950)	104,540	(30,590)	-	-	-	-	-	-
Preferred stock dividends paid	(6,482)	-	-	-	(6,482)	-	-	-	(6,482)
Net dividend from related party	2,010	-	-	-	2,010	-	-	-	2,010
Investment contract deposits	-	-	-	-	-	-	9,561	-	9,561
Investment contract withdrawals	-	-	-	-	-	-	(26,921)	-	(26,921)
Net cash provided (used) by financing activities	(79,081)	126,972	7,911	-	55,802	-	(17,360)	-	38,442

Effects of exchange rate on cash	-	318	-	-	318	-	-	-	318

Increase (decrease) in cash and cash equivalents	-	154,501	-	-	154,501	(316)	2,323	-	156,508
Cash and cash equivalents at beginning of period	30	191,220	-	-	191,250	6,848	8,524	-	206,622
Cash and cash equivalents at end of period	$30	$345,721	$-	$-	$345,751	$6,532	$10,847	$-	$363,130
	(page 2 of 2)
(a) Balance for the period ended June 30, 2008

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating cash flow statements by industry segment for the six months ended September 30, 2007 are as follows:

	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$92,052	$55,119	$4,298	$(59,417)	$92,052	$3,924	$3,816	$(7,740)	$92,052	$355	$(181)	$92,226
Earnings from consolidated entities	(67,512)	-	-	59,417	(8,095)	-	-	7,740	(355)	-	355	-
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	322	106,115	5,634	-	112,071	-	-	-	112,071	1,403	(280)	113,194
Amortization of deferred policy acquisition costs	-	-	-	-	-	179	7,004	-	7,183	-	-	7,183
Change in provision for losses on trade receivables	-	31	-	-	31	-	56	-	87	-	-	87
Change in provision for losses on mortgage notes	-	(19)	-	-	(19)	-	-	-	(19)	-	-	(19)
Change in provision for inventory reserve	-	1,281	-	-	1,281	-	-	-	1,281	-	-	1,281
Net gain on sale of real and personal property	-	(3,011)	(10,012)	-	(13,023)	-	-	-	(13,023)	(160)	-	(13,183)
Net (gain) loss on sale of investments	-	-	-	-	-	167	(18)	-	149	-	-	149
Deferred income taxes	31,666	121	-	-	31,787	2,411	(572)	-	33,626	234	106	33,966
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(6,754)	(2)	-	(6,756)	1,168	434	-	(5,154)	-	-	(5,154)
Inventories	-	3,143	-	-	3,143	-	-	-	3,143	38	-	3,181
Prepaid expenses	11,173	(7,056)	(14)	-	4,103	-	-	-	4,103	17	-	4,120
Capitalization of deferred policy acquisition costs	-	-	-	-	-	(59)	(2,480)	-	(2,539)	-	-	(2,539)
Other assets	6	797	(9,774)	-	(8,971)	(447)	(79)	-	(9,497)	(876)	-	(10,373)
Related party assets	5,812	17,204	12,574	-	35,590	1,246	5,040	-	41,876	5	-	41,881
Accounts payable and accrued expenses	415	18,485	(4,187)	-	14,713	-	(1,613)	-	13,100	397	-	13,497
Policy benefits and losses, claims and loss expenses payable	-	26,459	-	-	26,459	(15,548)	(5,845)	-	5,066	-	-	5,066
Other policyholders' funds and liabilities	-	-	-	-	-	280	(69)	-	211	-	-	211
Deferred income	-	(1,655)	-	-	(1,655)	-	-	-	(1,655)	(18)	-	(1,673)
Related party liabilities	-	(3,715)	-	-	(3,715)	(167)	235	-	(3,647)	236	-	(3,411)
Net cash provided (used) by operating activities	73,934	206,545	(1,483)	-	278,996	(6,846)	5,909	-	278,059	1,631	-	279,690
Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(58)	(338,531)	(20,590)	-	(359,179)	-	-	-	(359,179)	(1,332)	-	(360,511)
Short term investments	-	-	-	-	-	(34,607)	(94,020)	-	(128,627)	-	-	(128,627)
Fixed maturities investments	-	-	-	-	-	(12,885)	(32,737)	-	(45,622)	-	-	(45,622)
Real estate	-	-	(3,203)	-	(3,203)	(238)	-	-	(3,441)	-	-	(3,441)
Mortgage loans	-	-	-	-	-	-	(4,895)	-	(4,895)	-	-	(4,895)
Proceeds from sales of:
Property, plant and equipment	-	88,385	11,884	-	100,269	-	-	-	100,269	391	-	100,660
Short term investments	-	-	-	-	-	37,778	107,036	-	144,814	-	-	144,814
Fixed maturities investments	-	-	-	-	-	15,029	46,177	-	61,206	-	-	61,206
Equity securities	-	-	-	-	-	-	46	-	46	-	-	46
Preferred stock	-	-	-	-	-	2,000	625	-	2,625	-	-	2,625
Real estate	-	153	-	-	153	-	-	-	153	-	-	153
Mortgage loans	-	-	-	-	-	-	4,043	-	4,043	-	-	4,043
Payments from notes and mortgage receivables	-	56	311	-	367	-	-	-	367	-	-	367
Net cash provided (used) by investing activities	(58)	(249,937)	(11,598)	-	(261,593)	7,077	26,275	-	(228,241)	(941)	-	(229,182)
	(page 1 of 2)
(a) Balance for the period ended June 30, 2007

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the six months ended September 30, 2007 are as follows:

	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	-	409,794	37,826	-	447,620	-	-	-	447,620	-	-	447,620
Principal repayments on credit facilities	-	(148,696)	(29,657)	-	(178,353)	-	-	-	(178,353)	(690)	-	(179,043)
Debt issuance costs	-	(9,680)	(170)	-	(9,850)	-	-	-	(9,850)	-	-	(9,850)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	608	-	-	608	-	-	-	608	-	-	608
Treasury stock repurchases	(33,966)	-	-	-	(33,966)	-	-	-	(33,966)	-	-	(33,966)
Securitization deposits	-	(116,176)	-	-	(116,176)	-	-	-	(116,176)	-	-	(116,176)
Proceeds from (repayment of) intercompany loans	(33,406)	26,136	7,270	-	-	-	-	-	-	-	-	-
Preferred stock dividends paid	(6,482)	-	-	-	(6,482)	-	-	-	(6,482)	-	-	(6,482)
Investment contract deposits	-	-	-	-	-	-	8,772	-	8,772	-	-	8,772
Investment contract withdrawals	-	-	-	-	-	-	(34,032)	-	(34,032)	-	-	(34,032)
Net cash provided (used) by financing activities	(73,854)	161,986	15,269	-	103,401	-	(25,260)	-	78,141	(690)	-	77,451

Effects of exchange rate on cash	-	113	-	-	113	-	-	-	113	-	-	113

Increase in cash and cash equivalents	22	118,707	2,188	-	120,917	231	6,924	-	128,072	-	-	128,072
Cash and cash equivalents at beginning of period	9	63,490	807	-	64,306	4,228	6,738	-	75,272	-	-	75,272
Cash and cash equivalents at end of period	$31	$182,197	$2,995	$-	$185,223	$4,459	$13,662	$-	$203,344	$-	$-	$203,344
	(page 2 of 2)
(a) Balance for the period ended June 30, 2007

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

10. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended September 30, 2008
Total revenues	$554,099	$37,396	$591,495
Depreciation and amortization, net of (gains) losses on disposals	66,455	2,317	68,772
Interest expense	24,755	175	24,930
Pretax earnings	66,604	3,988	70,592
Income tax expense	25,412	1,356	26,768
Identifiable assets	3,875,527	101,969	3,977,496

Quarter ended September 30, 2007
Total revenues	$561,645	$34,697	$596,342
Depreciation and amortization, net of (gains) losses on disposals	56,802	2,210	59,012
Interest expense	27,296	153	27,449
Pretax earnings	79,511	2,120	81,631
Income tax expense	30,436	721	31,157
Identifiable assets	3,758,139	120,708	3,878,847

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Six months ended September 30, 2008
Total revenues	$1,062,847	$71,442	$1,134,289
Depreciation and amortization, net of (gains) losses on disposals	130,992	4,806	135,798
Interest expense	48,428	346	48,774
Pretax earnings	112,189	6,221	118,410
Income tax expense	42,644	2,116	44,760
Identifiable assets	3,875,527	101,969	3,977,496

Six months ended September 30, 2007
Total revenues	$1,086,980	$63,637	$1,150,617
Depreciation and amortization, net of (gains) losses on disposals *	102,605	4,589	107,194
Interest expense	50,811	354	51,165
Pretax earnings	146,186	3,733	149,919
Income tax expense	56,423	1,270	57,693
Identifiable assets	3,758,139	120,708	3,878,847

* This includes a $10.0 million gain on disposal of real property in the United States.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended September 30,
	2008	2007
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$103	$168
Interest cost on accumulated postretirement benefit	134	152
Amortization of gain	(23)	-
Net periodic postretirement benefit cost	$214	$320

	Six Months Ended September 30,
	2008	2007
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$206	$336
Interest cost on accumulated postretirement benefit	268	304
Amortization of gain	(47)	-
Net periodic postretirement benefit cost	$427	$640

12. Fair Value Measurements

Effective April 1, 2008, assets and liabilities recorded at fair value on the condensed consolidated balance sheets were measured and classified based upon a three tiered approach to valuation. Statement of Financial Accounting Standard (“SFAS”) 157, Fair Value Measurements (“SFAS 157”) requires that financial assets and liabilities recorded at fair value be classified and disclosed in one of the following three categories:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices for identical or similar financial instruments in markets that are not considered to be active, or similar financial instruments for which all significant inputs are observable, either directly or indirectly, or inputs other than quoted prices that are observable, or inputs that are derived principally from or corroborated by observable market data through correlation or other means;

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and are unobservable. These reflect management’s assumptions about the assumptions a market participant would use in pricing the asset or liability.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table represents the financial assets and liabilities on the condensed consolidated balance sheet that are subject to SFAS 157 and the valuation approach applied to each of these items.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited)
	(In thousands)
Assets
Short-term investments	447,343	447,343	-	-
Fixed maturities - available for sale	555,057	534,003	21,054	-
Preferred stock	12,047	12,047	-	-
Common stock	27	-	-	27
Total	$1,014,474	$993,393	$21,054	$27

Liabilities
Guaranteed residual values of TRAC leases	-	-	-	-
Derivatives	$31,636	$-	$31,636	$-
Total	$31,636	$-	$31,636	$-

The following table represents the fair value measurements at September 30, 2008 using significant unobservable inputs (Level 3).

Level 3
(Unaudited)
(In thousands)

Balance at March 31, 2008	$31
Common Stock - Newtek loss (realized/unrealized)	(5)
Balance at June 30, 2008	26
Common Stock - Newtek gain (realized/unrealized)	1
Balance at September 30, 2008	$27

ITEM 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our “Critical Accounting Policies and Estimates” that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our results of operations for the second quarter and first six months of fiscal 2009, compared with the second quarter and first six months of fiscal 2008, which is followed by an analysis of changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled “Liquidity and Capital Resources” and “Disclosures about Contractual Obligations and Commercial Commitments.” We conclude this MD&A by discussing our outlook for the remainder of fiscal 2009.

This MD&A should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including the Notes to Condensed Consolidated Financial Statements. The various sections of this MD&A contain a number of forward-looking statements, as discussed under the caption “Cautionary Statements Regarding Forward-Looking Statements” all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing or in our most recent Annual Report on Form 10-K. Our actual results may differ materially from these forward-looking statements.

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

RepWest is focused on providing and administering property and casualty insurance to U-Haul and its customers, its independent dealers and affiliates.

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

For more than sixty years, U-Haul has incorporated sustainable practices into its everyday operations. Our basic business premise of truck-sharing helps reduce greenhouse gas emissions and reduces the need for total large-capacity vehicles. Today, we remain focused on reducing waste and are dedicated to manufacturing reusable components and recyclable products. This commitment to sustainability, through our products and services, has helped us to reduce our impact on the environment.

eMove is an online marketplace that connects consumers to over 3,300 independent Moving Help™ service providers and over 3,700 independent Self-Storage Affiliates. Our network of customer-rated affiliates provides pack and load help, cleaning help, self-storage and similar services, all over North America. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

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

SAC Holding II Operating Segment

SAC Holding II Corporation and its subsidiaries own self-storage properties that are managed by U-Haul under property management agreements and act as independent U-Haul rental equipment dealers. AMERCO, through its subsidiaries, has contractual interests in certain SAC Holding II properties entitling AMERCO to potential future income based on the financial performance of these properties. AMERCO was considered the primary beneficiary of these contractual interests prior to November 2007. Consequently, for those reporting periods prior to November 2007, we included the results of SAC Holding II in the consolidated financial statements of AMERCO, as required by FIN 46(R). While the deconsolidation affects AMERCO’s financial reporting, it has no operational or financial impact on the Company’s relationship with SAC Holding II.

Critical Accounting Policies and Estimates

The Company’s financial statements have been prepared in accordance with the generally accepted accounting principles (“GAAP”) in the United States. The methods, estimates and judgments we use in applying our accounting policies can have a significant impact on the results we report in our financial statements. Certain accounting policies require us to make difficult and subjective judgments and assumptions, often as a result of the need to estimate matters that are inherently uncertain.

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

In February and March 2004, SAC Holding Corporation triggered a requirement to reassess AMERCO’s involvement in it, which led to the conclusion SAC Holding Corporation was not a VIE and AMERCO ceased to be the primary beneficiary and the Company no longer includes SAC Holding Corporation in its consolidated financial statements.

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

The condensed consolidated balance sheets as of September 30, 2008 and March 31, 2008 include the accounts of AMERCO and its wholly-owned subsidiaries. The September 30, 2008 condensed consolidated statements of operations and cash flows include the accounts of AMERCO and its wholly-owned subsidiaries. The September 30, 2007 condensed consolidated statements of operations and cash flows include the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holding II and its subsidiaries.

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

Since fiscal 2006, the Company has been acquiring a significant number of moving trucks via purchase rather than lease. Management performed an analysis of the expected economic value of new rental trucks and determined that additions to the fleet resulting from purchase should be depreciated on an accelerated method based upon a declining formula. The salvage value and useful life assumptions of the rental truck fleet remain unchanged. Under the declining balances method (2.4 times declining balance) the book value of a rental truck is reduced 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively and then reduced on a straight line basis an additional 10% by the end of year fifteen. Whereas, a standard straight line approach would reduce the book value by approximately 5.3% per year over the life of the truck. For the affected equipment, the accelerated depreciation was $14.0 million greater than what it would have been if calculated under a straight line approach for the second quarter of both fiscal 2009 and 2008, and $28.0 million and $26.7 million for the first six months of fiscal 2009 and 2008, respectively.

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

Due to the long tailed nature of the assumed reinsurance and the excess workers compensation lines of insurance that were written by RepWest it may take a number of years for claims to be fully reported and finally settled.

Impairment of Investments

For investments accounted for under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities in determining if and when a decline in market value below amortized cost is other-than-temporary, management makes certain assumptions or judgments in its assessment including but not limited to: ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. The Company’s insurance subsidiaries recognized $0.1 million and $0.2 million in other-than-temporary impairments for the second quarter of fiscal 2009 and 2008, respectively and $0.2 million and $0.3 million for the first six months of fiscal 2009 and 2008, respectively.

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

Adoption of New Accounting Pronouncements

Fair Value of Financial Instruments

The Company adopted SFAS 157, Fair Value Measurements (“SFAS 157”) effective April 1, 2008, its required effective date for AMERCO. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; it does not change existing guidance about whether an asset or liability is carried at fair value. The definition of fair value according to SFAS 157 is the price that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The assets primarily affected by the adoption of SFAS 157 at the Company include the interest rate swaps held by U-Haul to fix interest rates on its variable rate debt and the available for sale investment portfolios at Oxford and RepWest. For more information please see Note 12 Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require us to adopt these provisions for business combinations occurring in fiscal 2010 and thereafter. Early adoption of SFAS 141(R) is not permitted.

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities to require expanded disclosures about derivative instruments and hedging activities regarding (1) the ways in which an entity uses derivatives, (2) the accounting for derivatives and hedging activities, and (3) the impact that derivatives have (or could have) on an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements of fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. While disclosures for earlier comparative periods presented at initial adoption are not required, they are encouraged; following initial adoption, comparative disclosures are required only for periods after such adoption. The Company is currently evaluating the impact that SFAS 161 will have on our financial statements and disclosures.

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended September 30, 2008 compared with the Quarter Ended September 30, 2007

Listed below on a consolidated basis are revenues for our major product lines for the second quarter of fiscal 2009 and the second quarter of fiscal 2008:

	Quarter Ended September 30,
	2008	2007
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$439,244	$435,786
Self-storage revenues	27,901	33,088
Self-moving and self-storage products and service sales	58,296	62,554
Property management fees	4,721	3,993
Life insurance premiums	27,099	27,937
Property and casualty insurance premiums	7,359	7,332
Net investment and interest income	14,983	16,373
Other revenue	11,892	9,279
Consolidated revenue	$591,495	$596,342

During the second quarter of fiscal 2009, self-moving equipment rentals increased $3.5 million, compared with the second quarter of fiscal 2008. The Company’s fleet rotation has resulted in a significant number of older box trucks being removed from the fleet, replaced in part by new trucks. In the second quarter of fiscal 2009 this resulted in a smaller average fleet in comparison to the same quarter last year. During the second quarter of fiscal 2009 the effects of the inventory decline have been offset by improved workload of the remaining fleet and lower maintenance and repair costs. Rental truck transactions improved nominally for the quarter.

Self-storage revenues decreased $5.2 million for the second quarter of fiscal 2009, compared with the second quarter of fiscal 2008 due to the deconsolidation of SAC Holding II which was effective as of October 31, 2007. The deconsolidation of SAC Holding II accounted for $4.8 million of the decrease in self-storage revenues. Self-storage revenues for Company owned locations decreased $0.4 million for the second quarter of fiscal 2009 as compared with the second quarter of fiscal 2008 due to a decrease in average occupancy for the quarter of 4.7%.

Sales of self-moving and self-storage products and services decreased $4.3 million for the second quarter of fiscal 2009, compared with the second quarter of fiscal 2008. The decrease was related to the deconsolidation of SAC Holding II. At Company owned locations decreased sales of hitch and towing accessories were offset by increased revenue from propane sales.

Premiums at RepWest were flat.

Oxford’s premium revenues decreased approximately $0.8 million primarily as a result of decreases in credit and Medicare supplement premiums.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $591.5 million in the second quarter of fiscal 2009, compared with $596.3 million in the second quarter of fiscal 2008.

Listed below are revenues and earnings from operations at each of our four operating segments for the second quarter of fiscal 2009 and the second quarter of fiscal 2008. The insurance companies second quarters ended June 30, 2008 and 2007.

	Quarter Ended September 30,
	2008	2007
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$547,978	$545,568
Earnings from operations	92,850	104,979
Property and casualty insurance
Revenues	9,685	10,393
Earnings from operations	2,195	3,722
Life insurance
Revenues	34,516	34,460
Earnings from operations	5,341	3,565
SAC Holding II
Revenues	-	12,162
Earnings from operations	-	3,320
Eliminations
Revenues	(684)	(6,241)
Earnings from operations	(4,864)	(6,506)
Consolidated results
Revenues	591,495	596,342
Earnings from operations	95,522	109,080

Total costs and expenses increased $8.7 million in the second quarter of fiscal 2009, compared with the second quarter of fiscal 2008. The primary reason for the increase is due to additional depreciation and lease expenses associated with new truck additions to the fleet over the last twelve months. These increases were partially offset by the deconsolidation of SAC Holding II.

As a result of the aforementioned changes in revenues and expenses, earnings from operations decreased to $95.5 million in the second quarter of fiscal 2009, compared with $109.1 million in the second quarter of fiscal 2008.

Interest expense in the second quarter of fiscal 2009 was $24.9 million, compared with $27.4 million in the second quarter of fiscal 2008. The decrease was due to the reduction in the LIBOR rate as well as the deconsolidation of SAC Holding II.

Income tax expense was $26.8 million in the second quarter of fiscal 2009, compared with $31.2 million in the second quarter of fiscal 2008 and reflects lower pretax earnings for the second quarter of fiscal 2008.

Dividends accrued on our Series A preferred stock were $3.2 million in second quarter of fiscal 2009, unchanged from the second quarter of fiscal 2008.

As a result of the above mentioned items, earnings available to common shareholders were $40.6 million in the second quarter of fiscal 2009, compared with $47.2 million in the second quarter of fiscal 2008.

The weighted average common shares outstanding basic and diluted were 19,351,322 in second quarter of fiscal 2009, compared with 19,733,755 in the second quarter of fiscal 2008.

Basic and diluted earnings per common share in the second quarter of fiscal 2009 were $2.10, compared with $2.39 in the second quarter of fiscal 2008.

Moving and Storage

Quarter Ended September 30, 2008 compared with the Quarter Ended September 30, 2007

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the second quarter of fiscal 2009 and the second quarter of fiscal 2008:

	Quarter Ended September 30,
	2008	2007
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$439,244	$435,786
Self-storage revenues	27,901	28,283
Self-moving and self-storage products and service sales	58,296	58,244
Property management fees	4,721	4,742
Net investment and interest income	8,011	10,254
Other revenue	9,805	8,259
Moving and Storage revenue	$547,978	$545,568

During the second quarter of fiscal 2009, self-moving equipment rentals increased $3.5 million, compared with the second quarter of fiscal 2008. The Company’s fleet rotation has resulted in a significant number of older box trucks being removed from the fleet, replaced in part by new trucks. In the second quarter of fiscal 2009 this resulted in a smaller average fleet in comparison to the same quarter last year. During the second quarter of fiscal 2009 the effects of the inventory decline have been offset by improved workload of the remaining fleet and lower maintenance and repair costs. Rental truck transactions improved nominally for the quarter.

Self-storage revenues for Company owned locations decreased $0.4 million for the second quarter of fiscal 2009 as compared with the second quarter of fiscal 2008 due to a decrease in average occupancy for the quarter of 4.7%.

Sales of self-moving and self-storage products and services increased $0.1 million for the second quarter of fiscal 2009, compared with the second quarter of fiscal 2008. Decreased sales of hitch and towing accessories were offset by increased revenue from propane sales.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements for Moving and Storage represent Company-owned locations only. Self-storage data for our owned storage locations is as follows:

	Quarter Ended September 30,
	2008	2007
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of September 30	134	130
Square footage as of September 30	10,788	10,379
Average number of rooms occupied	109	112
Average occupancy rate based on room count	81.8%	86.5%
Average square footage occupied	8,979	8,995

Total costs and expenses increased $14.5 million in the second quarter of fiscal 2009, compared with the second quarter of fiscal 2008. The primary reason for the increase was due to additional depreciation and lease expenses associated with new truck additions to the fleet over the last twelve months.

Equity in the earnings of AMERCO’s insurance subsidiaries increased $0.1 million in the second quarter of fiscal 2009, compared with the second quarter of fiscal 2008.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $92.9 million in the second quarter of fiscal 2009, compared with $105.0 million in the second quarter of fiscal 2008.

Republic Western Insurance Company

Quarter Ended June 30, 2008 compared with the Quarter Ended June 30, 2007

Net premiums were $7.4 million and $7.3 million for the second quarters ended June 30, 2008 and 2007, respectively.

Net investment income was $2.3 million and $3.1 million for the second quarters ended June 30, 2008 and 2007, respectively. The reduction was due to a decrease in the overall size of the investment portfolio and lower rates on short-term investments.

Net operating expenses, which are offset by claims handling fees, were $2.9 million and $3.7 million for the second quarters ended June 30, 2008 and 2007, respectively. The decrease was a result of lower professional fees and a reduction in net expenses associated with providing claims handling services to U-Haul.

Benefits and losses incurred were $4.6 million and $2.9 million for the second quarters ended June 30, 2008 and 2007, respectively. The increase was a result of additional reserves recorded for discontinued lines.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $2.2 million and $3.7 million for the second quarters ended June 30, 2008 and 2007, respectively.

Oxford Life Insurance Company

Quarter Ended June 30, 2008 compared with the Quarter Ended June 30, 2007

Net premiums were $27.1 million and $27.9 million for the second quarters ended June 30, 2008 and 2007, respectively. Medicare supplement premiums decreased by $1.7 million due to lapses in excess of new sales. Life insurance premiums increased by $1.5 million due to increased sales. Credit life and disability premiums decreased by $0.5 million as a result of no new sales.

Net investment income was $5.0 million and $5.3 million for the second quarters ended June 30, 2008 and 2007, respectively. The decrease was primarily due to a smaller invested asset base for the current period.

Other income was $2.4 million and $1.2 million for the second quarters ended June 30, 2008 and 2007, respectively. The increase was due to the settlement of an arbitration related to the acquisition of DGLIC.

Net operating expenses were $5.4 million and $6.5 million for the second quarters ended June 30, 2008 and 2007, respectively. The decrease was primarily attributable to a reduction of expenses for the credit segment.

Benefits incurred were $21.4 million and $21.2 million for the second quarters ended June 30, 2008 and 2007, respectively. The decrease was primarily the result of a $0.9 million decrease in disability claims and a $0.7 million decrease in Medicare supplement benefits offset by a benefit increase for the life business of $1.7 million due to increased sales volume.

Amortization of deferred acquisition costs (“DAC”) and the value of business acquired (“VOBA”) was $2.3 million and $3.2 million for the second quarters ended June 30, 2008 and 2007, respectively. The decrease was the result of runoff of the credit business, full amortization of the Christian Fidelity Life Insurance Company (“CFLIC”) VOBA in 2007 and a smaller base of annuity values.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $5.3 million and $3.6 million for the second quarters ended June 30, 2008 and 2007, respectively.

AMERCO and Consolidated Entities

Six Months Ended September 30, 2008 compared with the Six Months Ended September 30, 2007

Listed below on a consolidated basis are revenues for our major product lines for the first six months of fiscal 2009 and the first six months of fiscal 2008:

	Six Months Ended September 30,
	2008	2007
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$829,273	$828,303
Self-storage revenues	55,452	65,124
Self-moving and self-storage products and service sales	120,852	131,209
Property management fees	9,437	7,940
Life insurance premiums	54,016	57,124
Property and casualty insurance premiums	13,483	13,248
Net investment and interest income	29,579	30,687
Other revenue	22,197	16,982
Consolidated revenue	$1,134,289	$1,150,617

During the first six months of fiscal 2009, self-moving equipment rentals increased $1.0 million, compared with the first six months of fiscal 2008. The Company’s fleet rotation has resulted in a significant number of older box trucks being removed from the fleet, replaced in part by new trucks. In fiscal 2009, this resulted in a smaller average fleet in comparison to the same period last year. The effects of the inventory decline have been largely offset by improved workload of the remaining fleet and lower maintenance and repair costs and improvements in trailer revenue. Truck rental transactions for the first six months of fiscal 2009 were flat as compared with the first six months of fiscal 2008.

Self-storage revenues decreased $9.7 million for the first six months of fiscal 2009, compared with the first six months of fiscal 2008. The deconsolidation of SAC Holding II, which was effective as of October 31, 2007, accounted for a $9.8 million decrease in reported self-storage revenues in the first six months of fiscal 2009 as compared with the first six months of fiscal 2008. Self-storage revenues for Company owned locations increased $0.1 million for the first six months of fiscal 2009 as compared with the first six months of fiscal 2008.

Sales of self-moving and self-storage products and services decreased $10.4 million for the first six months of fiscal 2009, compared with the first six months of fiscal 2008, with $9.0 million of the decrease related to the deconsolidation of SAC Holding II. The remainder of the decline is related primarily to lower sales of hitch and towing accessories at Company owned locations.

Premiums at RepWest increased $0.2 million.

Oxford’s premium revenues decreased approximately $3.1 million primarily as a result of decreases in credit and Medicare supplement premiums.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $1,134.3 million in the first six months of fiscal 2009, as compared with $1,150.6 million in the first six months of fiscal 2008.

Listed below are revenues and earnings from operations at each of our four operating segments for the first six months of fiscal 2009 and the first six months of fiscal 2008. The insurance companies first six months ended June 30, 2008 and 2007.

	Six Months Ended September 30,
	2008	2007
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,049,519	$1,048,165
Earnings from operations	162,536	193,471
Property and casualty insurance
Revenues	18,575	19,409
Earnings from operations	4,400	6,038
Life insurance
Revenues	67,579	70,643
Earnings from operations	9,503	5,882
SAC Holding II
Revenues	-	24,551
Earnings from operations	-	7,075
Eliminations
Revenues	(1,384)	(12,151)
Earnings from operations	(9,255)	(11,382)
Consolidated results
Revenues	1,134,289	1,150,617
Earnings from operations	167,184	201,084

Total costs and expenses increased $17.6 million in the first six months of fiscal 2009, as compared with the first six months of fiscal 2008. The primary reason for the increase is due to the additional depreciation and lease expense associated with new trucks added to the rental fleet over the last twelve months. These increases were partially offset by the deconsolidation of SAC Holding II.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $167.2 million in the first six months of fiscal 2009, as compared with $201.1 million in the first six months of fiscal 2008.

Interest expense in the first six months of fiscal 2009 was $48.8 million, as compared with $51.2 million in the first six months of fiscal 2008. The decrease was due to the deconsolidation of SAC Holding II.

Income tax expense was $44.8 million in the first six months of fiscal 2009, as compared with $57.7 million in first six months of fiscal 2008 in part due to lower pretax earnings for the first six months of fiscal 2008.

Dividends accrued on our Series A preferred stock were $6.5 million in first six months of fiscal 2009, unchanged from the first six months of fiscal 2008.

As a result of the above mentioned items, earnings available to common shareholders were $67.2 million in the first six months of fiscal 2009, compared with $85.7 million in the first six months of fiscal 2008.

The weighted average common shares outstanding basic and diluted were 19,346,943 in first six months of fiscal 2009, compared with 19,850,874 in the first six months of fiscal 2008.

Basic and diluted earnings per common share in the first six months of fiscal 2009 were $3.47, compared with $4.32 in the first six months of fiscal 2008.

Moving and Storage

Six Months Ended September 30, 2008 compared with the Six Months Ended September 30, 2007

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first six months of fiscal 2009 and the first six months of fiscal 2008:

	Six Months Ended September 30,
	2008	2007
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$829,273	$828,303
Self-storage revenues	55,452	55,327
Self-moving and self-storage products and service sales	120,852	122,247
Property management fees	9,437	9,428
Net investment and interest income	15,028	17,848
Other revenue	19,477	15,012
Moving and Storage revenue	$1,049,519	$1,048,165

During the first six months of fiscal 2009, self-moving equipment rentals increased $1.0 million, compared with the first six months of fiscal 2008. The Company’s fleet rotation has resulted in a significant number of older box trucks being removed from the fleet, replaced in part by new trucks. In fiscal 2009, this resulted in a smaller average fleet in comparison to the same period last year. The effects of the inventory decline have been largely offset by improved workload of the remaining fleet and lower maintenance and repair costs and improvements in trailer revenue. Truck rental transactions for the first six months of fiscal 2009 were flat compared with the first six months of fiscal 2008.

Self-storage revenues increased $0.1 million for the first six months of fiscal 2009, compared with the first six months of fiscal 2008. Improvements in pricing have offset the decline in the number of rooms rented.

Sales of self-moving and self-storage products and services decreased $1.4 million for the first six months of fiscal 2009, compared with the first six months of fiscal 2008, with the decline related primarily to lower sales of hitch and towing accessories.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements for Moving and Storage represent Company-owned locations only. Self-storage data for our owned storage locations is as follows:

	Six Months Ended September 30,
	2008	2007
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of September 30	134	130
Square footage as of September 30	10,788	10,379
Average number of rooms occupied	108	111
Average occupancy rate based on room count	81.3%	86.0%
Average square footage occupied	8,853	8,883

Total costs and expenses increased $33.4 million in the first six months of fiscal 2009, compared with the first six months of fiscal 2008. The primary reason for the increase is additional depreciation and lease expense associated with new trucks added to the rental fleet over the last twelve months.

Equity in the earnings of AMERCO’s insurance subsidiaries increased $1.5 million in the first six months of fiscal 2009, compared with the first six months of fiscal 2008.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $162.5 million in the first six months of fiscal 2009, compared with $193.5 million in the first six months of fiscal 2008.

Republic Western Insurance Company

Six Months Ended June 30, 2008 compared with the Six Months Ended June 30, 2007

Net premiums were $13.5 million and $13.2 million for the six months ended June 30, 2008 and 2007, respectively.

Net investment income was $5.1 million and $6.2 million for the six months ended June 30, 2008 and 2007, respectively. The reduction was due to a decrease in the overall size of the investment portfolio and lower rates on short-term investments.

Net operating expenses, which are offset by claims handling fees, were $4.8 million and $6.5 million for the six months ended June 30, 2008 and 2007, respectively. The decrease was due to the recovery of previous litigation expenses and the reduction of net expenses associated with providing claims handling services to U-Haul.

Benefits and losses incurred were $9.4 million and $6.7 million for the six months ended June 30, 2008 and 2007, respectively.  The increase was a result of additional reserves recorded for discontinued lines.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $4.4 million and $6.0 million for the six months ended June 30, 2008 and 2007, respectively.

Oxford Life Insurance Company

Six Months Ended June 30, 2008 compared with the Six Months Ended June 30, 2007

Net premiums were $54.0 million and $57.1 million for the six months ended June 30, 2008 and 2007, respectively. Medicare supplement premiums decreased by $3.2 million due to lapses in excess of new sales. Life insurance premiums increased by $3.0 million due to increased sales. Credit life and disability premiums decreased by $1.3 million as a result of no new sales. Annuity premiums decreased by $0.8 million as a result of fewer contract holders electing payouts during the period.

Net investment income was $10.2 million and $11.1 million for the six months ended June 30, 2008 and 2007, respectively. The decrease was primarily due to a smaller invested asset base for the current period.

Other income was $3.4 million and $2.4 million for the six months ended June 30, 2008 and 2007, respectively. The increase was due to the settlement of an arbitration related to the acquisition of DGLIC.

Net operating expenses were $11.2 million and $12.8 million for the six months ended June 30, 2008 and 2007, respectively. The decrease was primarily attributable to a reduction of expenses for the credit segment.

Benefits incurred were $42.4 million and $44.9 million for the six months ended June 30, 2008 and 2007, respectively. The decrease was primarily the result of a $2.1 million decrease in disability claims and a $2.8 million decrease in Medicare supplement benefits offset by a benefit increase for the life business of $2.8 million due to the increased sales volume.

Amortization of DAC and VOBA was $4.4 million and $7.0 million for the six months ended June 30, 2008 and 2007, respectively. The decrease was the result of runoff of the credit business, full amortization of CFLIC’s VOBA in 2007 and a smaller base of annuity values and fewer contract surrenders.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $9.5 million and $5.9 million for the six months ended June 30, 2008 and 2007, respectively.

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

At September 30, 2008, cash and cash equivalents totaled $363.1 million, compared with $206.6 million on March 31, 2008. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). As of September 30, 2008 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and obligations of each operating segment were:

	Moving & Storage	RepWest (a)	Oxford (a)
	(Unaudited)
	(In thousands)

Cash and cash equivalents	$345,751	$6,532	$10,847
Other financial assets	335,121	389,921	567,353
Debt obligations	1,575,012	-	-

(a) As of June 30, 2008

At September 30, 2008, our Moving and Storage operations (AMERCO, U-Haul and Real Estate) had cash available under existing credit facilities of $67.7 million comprised of:

September 30, 2008
(Unaudited)
(In millions)

Real estate loan (revolving credit)	$55.0
Construction loan (revolving credit)	2.7
Working capital loan (revolving credit)	10.0
$67.7

Cash provided by operating activities decreased by $34.3 million in the first six months of fiscal 2009, compared with fiscal 2008. Fiscal 2008 included a $20.0 million payment from SAC Holdings reducing their outstanding note payable with AMERCO.

Net cash used in investing activities decreased $101.5 million in the first six months of fiscal 2009, compared with fiscal 2008, largely due to a shift in using operating leases for the majority of new truck acquisitions instead of debt financing.

Cash provided by financing activities decreased $39.0 million in the first six months of fiscal 2009, compared with fiscal 2008. As the allocation of new truck financing has shifted from primarily debt to largely operating leases, cash provided by debt financing has declined compared with the same period last year.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily reflected new rental equipment acquisitions and the buyouts of existing fleet from TRAC leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment, and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and support operations. U-Haul estimates that during fiscal 2009, the Company will reinvest in its truck and trailer rental fleet up to approximately $350.0 million, net of equipment sales. Fleet investments beyond fiscal 2009 will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2009 investment will be funded largely through external lease financing, and supplemented with debt financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. The Company’s plan for the physical expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. The Company is funding these development projects through construction loans and internally generated funds. For fiscal 2009, the Company has committed to nearly $80.0 million in new construction of which approximately $60.0 million is not yet spent and has allocated $70.0 million to new acquisitions of which approximately $17.0 million has been spent and nearly $12.0 million is in escrow. The timing of these projects is dependent upon several factors including the entitlement process, availability of capital, weather, and the identification and/or successful acquisition of target properties. U-Haul's growth plan in self-storage also includes eMove, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment) were $144.2 million and $258.9 million in the first six months of fiscal 2009 and 2008, respectively. During the first six months of fiscal 2009 and 2008, the Company entered into $232.5 million and $129.1 million, respectively of new equipment operating leases.

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

Stockholder’s equity was $149.5 million and $148.6 million at June 30, 2008 and December 31, 2007, respectively. The increase resulted from earnings of $2.9 million and a decrease in other comprehensive income of $2.0 million. RepWest does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Oxford manages its financial assets to meet policyholder and other obligations including investment contract withdrawals. Oxford’s net withdrawals for the six months ended June 30, 2008 was $17.4 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Oxford’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Oxford’s stockholder’s equity was $155.3 million and $150.7 million at June 30, 2008 and December 31, 2007, respectively. The increase resulted from earnings of $6.4 million and a decrease in other comprehensive income of $1.8 million. Oxford does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Cash Provided (Used) from Operating Activities by Operating Segments

Moving and Storage

Cash provided from operating activities were $242.2 million and $279.0 million in the first six months of fiscal 2009 and 2008, respectively. Fiscal 2008 included a $20.0 million payment from SAC Holdings reducing their outstanding note payable with AMERCO.

Property and Casualty Insurance

Cash flows used by operating activities were $0.6 million and $6.8 million for the first six months ended June 30, 2008 and 2007, respectively. The decrease in cash flow used by operating results was a result of the reduction of related party assets and less of a reduction on reserves of terminated lines in 2008 in comparison with 2007.

RepWest’s cash and cash equivalents and short-term investment portfolio were $122.2 million and $79.3 million at June 30, 2008 and December 31, 2007, respectively. This balance reflects funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs. Capital and operating budgets allow RepWest to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Cash flows provided by operating activities were $3.8 million and $5.9 million for the first six months ended June 30, 2008 and 2007, respectively. The decrease was the result of an additional $3.7 million of income taxes paid in 2007, compared with 2008 and receiving from SAC Holdings the payoff of a note in the amount of $5.1 million in 2007.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Oxford’s short-term portfolio. At June 30, 2008 and December 31, 2007, cash and cash equivalents and short-term investments amounted to $30.9 million and $37.7 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

Liquidity and Capital Resources - Summary

We believe we have the financial resources needed to meet our business plans and to meet our business requirements including capital expenditures for the investment in and expansion of our rental fleet, rental equipment and storage space, working capital requirements, stock repurchase plans and our preferred stock dividend program.

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment operating leases. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management feels it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing facilities to meet the current and expected needs of the Company over the next several years. At September 30, 2008, we had cash availability under existing credit facilities of $67.7 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. Despite the current financial market conditions we believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 3 Borrowings to the Notes to Condensed Consolidated Financial Statements.

Fair Value of Financial Instruments

On April 1, 2008 we adopted SFAS 157.  Effective on this date, assets and liabilities recorded at fair value on the condensed consolidated balance sheets were measured and classified based upon a three tiered approach to valuation.  SFAS 157 requires that financial assets and liabilities recorded at fair value be classified and disclosed in a Level 1, Level 2 or Level 3 category.  For more information, see Note 12, Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements.

The available-for-sale securities held by the Company are recorded at fair value.  These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions.  Liquidity is a factor considered during the determination of the fair value of these securities.  Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased.  In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows.  At September 30, 2008 we had less than $0.1 million of available-for-sale assets classified in Level 3.

The interest rate swaps held by the Company as hedges against interest rate risk for our variable rate debt are recorded at fair value.  These values are determined using pricing valuation models which include broker quotes for which significant inputs are observable.  They include adjustments for counterparty credit quality and other deal-specific factors, where appropriate.

Disclosures about Contractual Obligations and Commercial Commitments

Our estimates as to future contractual obligations have not materially changed from the disclosure included under the subheading “Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Off-Balance Sheet Arrangements

The Company uses off-balance sheet arrangements in situations where management believes that the economics and sound business principles warrant their use.

AMERCO utilizes operating leases for certain rental equipment and facilities with terms expiring substantially through 2015, with the exception of one land lease expiring in 2034. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, AMERCO has guaranteed approximately $185.2 million of residual values at September 30, 2008 for these assets at the end of their respective lease terms. AMERCO has been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of AMERCO’s minimum lease payments and residual value guarantees was $625.3 million at September 30, 2008.

Historically, AMERCO used off-balance sheet arrangements in connection with the expansion of our self-storage business. Refer to Note 8 Related Party Transactions of the Notes to Condensed Consolidated Financial Statements. These arrangements were primarily used when the Company’s overall borrowing structure was more limited. The Company does not face similar limitations currently and off-balance sheet arrangements have not been utilized in our self-storage expansion in recent years. In the future, the Company will continue to identify and consider off-balance sheet opportunities to the extent such arrangements would be economically advantageous to the Company and its stockholders.

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $15.8 million, and $15.0 million from the above mentioned entities during the first six months of fiscal 2009 and 2008, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $1.2 million and $1.3 million in the first six months of fiscal 2009 and 2008, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At September 30, 2008, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based on equipment rental revenues. During the first six months of fiscal 2009 and 2008, the Company paid the above mentioned entities $20.0 million and $20.8 million, respectively in commissions pursuant to such dealership contracts.

These agreements along with notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $20.4 million, expenses of $1.2 million and cash flows of $22.7 million during the first six months of fiscal 2009. Revenues and commission expenses related to the Dealer Agreements were $93.8 million and $20.0 million, respectively.

During the first six months of fiscal 2009, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. The Company does not have an equity ownership interest in SAC Holdings. The Company recorded interest income of $9.2 million and $9.4 million, and received cash interest payments of $8.4 million and $10.2 million, from SAC Holdings during the first six months of fiscal 2009 and 2008, respectively. The largest aggregate amount of notes receivable outstanding during the first six months of fiscal 2009 was $198.1 million and the aggregate notes receivable balance at September 30, 2008 was $197.9 million. In accordance with the terms of these notes, SAC Holdings may repay the notes without penalty or premium at any time.

Fiscal 2009 Outlook

In fiscal 2009, we are focused on increasing transaction volume and improving our pricing, product mix and utilization for self-moving equipment rentals. Investing in our truck fleet is a key initiative to reach these goals. During the first six months of fiscal 2009, we added nearly 15,000 new trucks. Our plans include manufacturing additional box trucks and maintaining our pickup and cargo van fleet. This investment is expected to increase the availability of our equipment to meet our customer demands and to reduce future spending on repair costs and equipment downtime. Revenue in the U-Move program could continue to be adversely impacted should we fail to execute in any of these areas. Even if we execute our plans we could see declines in revenues primarily due to the adverse economic conditions that are beyond our control.

We are also working towards increasing our storage occupancy at existing sites, adding new eMove Storage Affiliates and building new locations. We believe that occupancy gains in our current portfolio of locations can be realized in fiscal 2009. While the Company saw increased storage revenue in fiscal 2008 due to pricing, this trend may not continue. The Company continues to evaluate new moving and storage opportunities in the market place including the introduction of portable storage in selected markets.

RepWest will continue to provide loss adjusting and claims handling for U-Haul and underwrite components of the Safemove, Safetow and Safestor protection packages to U-Haul customers.

Oxford is pursuing its goals of expanding its presence in the senior market through the sales of its Medicare supplement, life and annuity policies. As part of this strategy, Oxford is focused on growing its agency force and developing new product offerings.

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation, the risk factors set forth in the section entitled “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and in this Quarterly Report on Form 10-Q, as well as the following: the Company’s ability to operate pursuant to the terms of its credit facilities; the Company’s ability to maintain contracts that are critical to its operations; the costs and availability of financing; the Company’s ability to execute its business plan; the Company’s ability to attract, motivate and retain key employees; general economic conditions; fluctuations in our costs to maintain and update our fleet and facilities; our ability to refinance our debt; changes in government regulations, particularly environmental regulations; our credit ratings; the availability of credit; changes in demand for our products; changes in the general domestic economy; the degree and nature of our competition; the resolution of pending litigation against the Company; changes in accounting standards and other factors described in this report or the other documents we file with the SEC. The above factors, the following disclosures, as well as other statements in this report and in the Notes to Condensed Consolidated Financial Statements, could contribute to or cause such risks or uncertainties, or could cause our stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized. The Company assumes no obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

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

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)

$84,197	(a), (b)	(2,835)	5/10/2006	4/10/2012	5.06%	1 Month LIBOR
94,024	(a), (b)	(4,051)	10/10/2006	10/10/2012	5.57%	1 Month LIBOR
31,234	(a)	(1,630)	7/10/2006	7/10/2013	5.67%	1 Month LIBOR
279,167	(a)	(21,208)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
21,375	(a)	(884)	2/12/2007	2/10/2014	5.24%	1 Month LIBOR
14,500	(a)	(503)	3/10/2007	3/10/2014	4.99%	1 Month LIBOR
14,500	(a)	(501)	3/10/2007	3/10/2014	4.99%	1 Month LIBOR
19,000	(a), (b)	179	8/15/2008	6/15/2015	3.62%	1 Month LIBOR
18,763	(a)	(48)	8/29/2008	7/10/2015	4.04%	1 Month LIBOR
30,000	(a)	(156)	9/30/2008	9/10/2015	4.16%	1 Month LIBOR

(a) interest rate swap agreement
(b) forward swap

As of September 30, 2008, the Company had approximately $788.5 million of variable rate debt obligations.  If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $1.8 million annually (after consideration of the effect of the above derivative contracts).

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 6.3% and 5.5% of our revenue in the first six months of fiscal 2009 and 2008, respectively were generated in Canada. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Information regarding our legal proceedings can be found under Note 7 Contingencies to the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

Other than as set forth below, we are not aware of any material updates to the risk factors described in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Current economic conditions, including those related to the credit markets, may adversely affect our industry, business and results of operations.

The United States economy is currently undergoing a period of slowdown and unprecedented volatility, which some observers view as a possible recession, and the future economic environment may continue to be less favorable than that of recent years. This slowdown has and could further lead to reduced consumer and commercial spending in the foreseeable future.  Our industries although not as traditionally cyclical as some, could experience significant downturns in connection with, or in anticipation of, declines in general economic conditions.  Declines in consumer spending may drive us and our competitors to reduce pricing further, which would have a negative impact on gross profit.  A continued softening in the economy may adversely and materially affect our industry, business and results of operations and we can not accurately predict how severe and prolonged any downturn might be.  Moreover, reduced revenues as a result of a softening of the economy may also reduce our working capital and interfere with our long term business strategy.

The United States credit markets are currently experiencing an unprecedented contraction. As a result of the tightening credit markets, we may not be able to obtain additional financing on favorable terms, or at all. If one or more of the financial institutions that support our existing credit facilities fails, we may not be able to find a replacement, which would negatively impact our ability to borrow under credit facilities.  In addition, if the current pressures on credit continue or worsen, we may not be able to refinance, if necessary, our outstanding debt when due, which could have a material adverse effect on our business. While we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt servicing and capital expenditures through fiscal year 2009, if our operating results worsen significantly and our cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face liquidity problems that could materially and adversely affect our results of operations and financial condition.

We obtain our rental trucks from a limited number of manufacturers.

In the last ten years, we purchased most of our rental trucks from Ford Motor Company and General Motors Corporation.  Our fleet rotation can be negatively affected by issues our manufacturers face within their own supply chain.  Also it is possible that our suppliers may face financial difficulties or organizational changes which could negatively impact their ability to accept future orders or fulfill existing orders.  Although we believe that we could obtain alternative manufacturers for our rental trucks, we cannot guarantee or predict how long that would take and termination of one or both of our relationships with these suppliers could have a material adverse effect on our business, financial condition or results of operations for an indefinite period of time.

Our fleet rotation program can be adversely affected by financial market conditions.

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment.  Our rental truck fleet rotation program is funded internally through operations and externally from debt and lease financing.  Our ability to fund our routine fleet rotation program could be adversely affected if financial market conditions limit the general availability of external financing.  This could lead to the Company operating trucks longer than initially planned or to an overall reduction in the size of the fleet, either of which could materially and negatively affect our results of operations.

Another important aspect of our fleet rotation program is the sale of used rental equipment. The sale of used equipment provides the organization with funds that can be used to purchase new equipment. Conditions may arise that lead to the decrease in resale values for our used equipment, this could have a material adverse effect on our financial results, leading to increases in depreciation expense and losses on the sale of equipment and decreases in cash flows from the sales of equipment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 5, 2007, we announced that the Board had authorized us to repurchase up to $50.0 million of our common stock. The stock may be repurchased by the Company from time to time on the open market until December 31, 2008. The extent to which the Company repurchases its shares and the timing of such purchases will depend upon market conditions and other corporate considerations. Any purchases will be funded from available working capital. During the second quarter of fiscal 2009, no shares of our common stock were repurchased with the exception of the shares repurchased under our Odd Lot Repurchase Program detailed below.

The repurchases made by the Company were as follows:

Period	Total # of Shares Repurchased	Average Price Paid per Share (1)	Total # of Shares Repurchased as Part of Publicly Announced Plan	Total $ of Shares Repurchased as Part of Publicly Announced Plan	Maximum $ of Shares That May Yet be Repurchased Under the Plan
	(Unaudited)

Cumulative Plan Total	428,000	$54.94	428,000	$23,512,380	$26,487,620

(1) Represents weighted average purchase price for the periods presented.

On August 8, 2008, we announced the Board had authorized us to initiate a no-fee Odd Lot Repurchase Program to purchase AMERCO common stock held by persons who own less than 100 shares of AMERCO common stock. The Program offer expired at 5:00 p.m. Eastern Standard Time on October 31, 2008, unless extended or earlier terminated. The Company reserves the right to terminate this program at any time at its discretion. The following table details the shares purchased as part of the Program.

Period	Total # of Shares Repurchased	Average Price Paid per Share (1)	Total $ of Shares Repurchased as Part of Odd Lot Program
	(Unaudited)

July 1 - 31, 2008	-	$-	$-
August 1 - 31, 2008	1,674	39.37	65,902
September 1 - 30, 2008	14,005	42.36	593,303
Second Quarter Total	15,679	$42.04	$659,205

(1) Represents weighted average purchase price for the periods presented.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The 2008 Annual Meeting of Stockholders of AMERCO was held on August 28, 2008. At such meeting, Edward J. Shoen and M. Frank Lyons were elected as Class II Directors to serve until the 2012 Annual Meeting of Stockholders of AMERCO. John M. Dodds and James P. Shoen continue as directors with terms that expire at the 2009 Annual Meeting of Stockholders. Charles J. Bayer and Michael L. Gallagher will continue as directors with terms that expire at the 2010 Annual Meeting of Stockholders. John P. Brogan and Daniel R. Mullen continue as directors with terms that expire at the 2011 Annual Meeting of Stockholders.

In addition, our stockholders voted upon and approved: (i) the ratification of the appointment of BDO Seidman, LLP as the Company’s independent auditors for fiscal 2009 and (ii) a management-endorsed proposal to re-ratify a proposal to re-approve and re-affirm the actions taken by AMERCO and its subsidiaries’ Boards of Directors, officers and employees in entering into all resulting contracts with SAC and ratify all SAC transactions amended or entered into by AMERCO and any of its subsidiaries between 1992 and March 31, 2007.

The following table sets forth the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes with respect to each matter voted on at the 2008 Annual Meeting of Stockholders of AMERCO.

	Votes Cast For	Votes Cast Against	Withheld	Abstentions	Broker Non-Votes

Election of Directors:

Edward J. Shoen	17,827,202	-	1,157,675	-	-

M. Frank Lyons	18,882,286	-	102,591	-	-

Ratification of Appointment of Auditors:	17,297,488	11,656	-	1,675,732	-

Re-ratification of a Proposal to Re-approve and Re-affirm the SAC Transactions:	14,483,943	3,603,838	-	12,673	884,423

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as part of this report:
Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Registration Statement on form S-4 filed March 30, 2004, file no. 1-11255
3.2	Amendment to Restated By-Laws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on December 5, 2007, file no. 1-11255
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Accounting Officer of AMERCO	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Chief Accounting Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

                                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 AMERCO

Date:  November 5, 2008                                                                            /s/ Edward J. Shoen
 Edward J. Shoen
 President and Chairman of the Board
 (Duly Authorized Officer)

Date:  November 5, 2008                                                                            /s/ Jason A. Berg
 Jason A. Berg
 Chief Accounting Officer
 (Principal Financial Officer)