Form 10-Q
period 2008-12-31
AMERCO /NV/
filed 2009-02-04
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from __________________ to __________________

Commission File Number	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.

1-11255	AMERCO	88-0106815
(A Nevada Corporation)
1325 Airmotive Way, Ste. 100
Reno, Nevada 89502-3239
Telephone (775) 688-6300

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of a “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐          Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑

19,607,996 shares of AMERCO Common Stock, $0.25 par value, were outstanding at February 1, 2009.

PART I FINANCIAL INFORMATION

ITEM 1.     Financial Statements

AMERCO AND CONSOLIDATED ENTITIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2008	2008
	(Unaudited)
	(In thousands)
ASSETS
Cash and cash equivalents	$311,517	$206,622
Reinsurance recoverables and trade receivables, net	208,193	201,116
Notes and mortgage receivables, net	3,133	2,088
Inventories, net	75,434	65,349
Prepaid expenses	49,435	56,159
Investments, fixed maturities and marketable equities	538,323	633,784
Investments, other	200,126	185,591
Deferred policy acquisition costs, net	48,047	35,578
Other assets	135,134	131,138
Related party assets	304,624	303,886
	1,873,966	1,821,311
Property, plant and equipment, at cost:
Land	207,148	208,164
Buildings and improvements	914,585	859,882
Furniture and equipment	326,422	309,960
Rental trailers and other rental equipment	211,155	205,572
Rental trucks	1,683,369	1,734,425
	3,342,679	3,318,003
Less: Accumulated depreciation	(1,320,285)	(1,306,827)
Total property, plant and equipment	2,022,394	2,011,176
Total assets	$3,896,360	$3,832,487
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$325,059	$292,526
AMERCO's notes, loans and leases payable	1,560,557	1,504,677
Policy benefits and losses, claims and loss expenses payable	783,419	789,374
Liabilities from investment contracts	313,792	339,198
Other policyholders' funds and liabilities	7,869	10,467
Deferred income	22,268	11,781
Deferred income taxes	129,772	126,033
Total liabilities	3,142,736	3,074,056
Commitments and contingencies (Notes 3, 6, 7 and 8)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and outstanding as of December 31 and March 31, 2008	-	-
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of December 31 and March 31, 2008	-	-
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of December 31 and March 31, 2008	-	-
Common stock of $0.25 par value, 150,000,000 shares authorized; 41,985,700
issued as of December 31 and March 31, 2008	10,497	10,497
Additional paid-in capital	420,423	419,370
Accumulated other comprehensive loss	(100,102)	(55,279)
Retained earnings	954,390	915,415
Cost of common shares in treasury, net (22,377,517 shares as of
December 31, 2008 and 22,354,386 as of March 31, 2008)	(525,640)	(524,677)
Unearned employee stock ownership plan shares	(5,944)	(6,895)
Total stockholders' equity	753,624	758,431
Total liabilities and stockholders' equity	$3,896,360	$3,832,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended December 31,
	2008	2007
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$311,657	$326,937
Self-storage revenues	27,397	29,630
Self-moving and self-storage products and service sales	38,663	43,211
Property management fees	6,059	6,925
Life insurance premiums	27,509	27,757
Property and casualty insurance premiums	8,029	7,738
Net investment and interest income	14,913	16,008
Other revenue	8,357	7,254
Total revenues	442,584	465,460

Costs and expenses:
Operating expenses	259,242	268,974
Commission expenses	36,664	38,563
Cost of sales	23,229	26,677
Benefits and losses	27,313	25,290
Amortization of deferred policy acquisition costs	2,743	2,687
Lease expense	38,719	33,931
Depreciation, net of (gains) losses on disposals	68,675	61,015
Total costs and expenses	456,585	457,137

Earnings (loss) from operations	(14,001)	8,323
Interest expense	(26,000)	(25,191)
Pretax loss	(40,001)	(16,868)
Income tax benefit	15,049	6,474
Net loss	(24,952)	(10,394)
Less: Preferred stock dividends	(3,241)	(3,241)
Loss applicable to common shareholders	$(28,193)	$(13,635)
Basic and diluted loss applicable per common share	$(1.46)	$(0.69)
Weighted average common shares outstanding: Basic and diluted	19,347,660	19,746,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended December 31,
	2008	2007
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$1,140,930	$1,155,240
Self-storage revenues	82,849	94,754
Self-moving and self-storage products and service sales	159,515	174,420
Property management fees	15,496	14,865
Life insurance premiums	81,525	84,881
Property and casualty insurance premiums	21,512	20,986
Net investment and interest income	44,492	46,695
Other revenue	30,554	24,236
Total revenues	1,576,873	1,616,077

Costs and expenses:
Operating expenses	792,801	827,032
Commission expenses	138,711	132,348
Cost of sales	90,856	95,268
Benefits and losses	82,303	80,159
Amortization of deferred policy acquisition costs	7,169	9,870
Lease expense	111,803	100,967
Depreciation, net of (gains) losses on disposals	200,047	161,026
Total costs and expenses	1,423,690	1,406,670

Earnings from operations	153,183	209,407
Interest expense	(74,774)	(76,356)
Pretax earnings	78,409	133,051
Income tax expense	(29,711)	(51,219)
Net earnings	48,698	81,832
Less: Preferred stock dividends	(9,723)	(9,723)
Earnings available to common shareholders	$38,975	$72,109
Basic and diluted earnings per common share	$2.01	$3.64
Weighted average common shares outstanding: Basic and diluted	19,347,302	19,820,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Quarter Ended December 31,
	2008	2007
	(Unaudited)
	(In thousands)
Comprehensive income (loss):
Net loss	$(24,952)	$(10,394)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(11,178)	551
Unrealized gain (loss) on investments	(6,444)	2,106
Change in fair value of cash flow hedges	(32,661)	(10,846)
Total comprehensive loss	$(75,235)	$(18,583)

	Nine Months Ended December 31,
	2008	2007
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$48,698	$81,832
Other comprehensive income (loss), net of tax:
Foreign currency translation	(13,471)	12,430
Unrealized gain (loss) on investments, net	(10,118)	819
Change in fair value of cash flow hedges	(21,234)	(12,287)
Total comprehensive income	$3,875	$82,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2008	2007
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Net earnings	$48,698	$81,832
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	185,027	170,184
Amortization of deferred policy acquisition costs	7,169	9,870
Change in allowance for losses on trade receivables	(138)	75
Change in allowance for losses on mortgage notes	(308)	(29)
Change in allowance for inventory reserves	1,488	2,371
Net (gain) loss on sale of real and personal property	15,020	(9,158)
Net loss on sale of investments	153	375
Deferred income taxes	22,108	17,332
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(6,947)	4,816
Inventories	(11,573)	1,586
Prepaid expenses	6,726	12,196
Capitalization of deferred policy acquisition costs	(7,509)	(3,894)
Other assets	(3,684)	1,040
Related party assets	3,786	35,003
Accounts payable and accrued expenses	(6,924)	(2,206)
Policy benefits and losses, claims and loss expenses payable	(3,770)	(3,038)
Other policyholders' funds and liabilities	(2,599)	(88)
Deferred income	10,675	(6,246)
Related party liabilities	(4,493)	(9,131)
Net cash provided by operating activities	252,905	302,890

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(316,970)	(440,328)
Short term investments	(253,786)	(171,918)
Fixed maturities investments	(126,375)	(56,505)
Equity securities	-	(27)
Preferred stock	(2,000)	-
Real estate	(412)	(3,404)
Mortgage loans	(12,146)	(12,522)
Proceeds from sale of:
Property, plant and equipment	106,435	134,099
Short term investments	244,399	192,974
Fixed maturities investments	195,451	77,773
Equity securities	28	46
Preferred stock	-	5,625
Real estate	704	784
Mortgage loans	5,165	6,394
Payments from notes and mortgage receivables	816	89
Net cash used by investing activities	(158,691)	(266,920)

Cash flows from financing activities:
Borrowings from credit facilities	165,330	487,626
Principal repayments on credit facilities	(117,207)	(244,108)
Debt issuance costs	(360)	(11,876)
Capital lease payments	(561)	-
Leveraged Employee Stock Ownership Plan - repayments from loan	951	923
Treasury stock repurchases	(963)	(33,966)
Securitization deposits	-	(60,764)
Preferred stock dividends paid	(9,723)	(9,723)
Investment contract deposits	14,460	13,864
Investment contract withdrawals	(39,867)	(49,806)
Net cash provided by financing activities	12,060	92,170

Effects of exchange rate on cash	(1,379)	311

Increase in cash equivalents	104,895	128,451
Cash and cash equivalents at the beginning of period	206,622	75,272
Cash and cash equivalents at the end of period	$311,517	$203,723

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

The condensed consolidated balance sheets as of December 31, 2008 and March 31, 2008 include the accounts of AMERCO and its wholly-owned subsidiaries. The December 31, 2008 condensed consolidated statements of operations and cash flows include the accounts of AMERCO and its wholly-owned subsidiaries. The December 31, 2007 condensed consolidated statements of operations and cash flows include the accounts of AMERCO and its wholly-owned subsidiaries and for SAC Holding II Corporation and its subsidiaries (“SAC Holding II”) through October 2007.

The condensed consolidated balance sheet as of December 31, 2008 and the related condensed consolidated statements of operations for the third quarter and the first nine months and the cash flows for the first nine months ended fiscal 2009 and 2008 are unaudited.

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

Life Insurance includes Oxford and its wholly-owned subsidiaries. Oxford provides life and health insurance products primarily to the senior market through the direct writing or reinsuring of life insurance, Medicare supplement and annuity policies. Additionally, Oxford administered the self-insured employee health and dental plans for Arizona employees of the Company until December 31, 2008.

SAC Holding II owns self-storage properties that are managed by U-Haul under property management agreements and act as independent U-Haul rental equipment dealers. AMERCO, through its subsidiaries, has contractual interests in certain SAC Holding II properties entitling AMERCO to potential future income based on the financial performance of these properties. Prior to November 2007, AMERCO was considered the primary beneficiary of these contractual interests. Consequently, for those reporting periods prior to November 2007, we included the results of SAC Holding II in the consolidated financial statements of AMERCO, as required by Financial Accounting Standards Board Interpretation No. 46 (R), Consolidation of Variable Interest Entities (“FIN 46(R)”).

2. Earnings (loss) per Share

Net earnings (loss) for purposes of computing earnings (loss) per common share are net earnings (loss) less preferred stock dividends. Preferred stock dividends include accrued dividends of AMERCO.

The weighted average common shares outstanding listed above exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares net of shares committed to be released were 256,962 and 306,846 as of December 31, 2008 and December 31, 2007, respectively.

6,100,000 shares of preferred stock have been excluded from the weighted average shares outstanding calculation because they are not common stock and they are not convertible into common stock.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

3. Borrowings

Long-Term Debt

Long-term debt was as follows:

			December 31,	March 31,
	2009 Rate (a)	Maturities	2008	2008
			(Unaudited)
			(In thousands)

Real estate loan (amortizing term)	6.93%	2018	$277,500	$285,000
Real estate loan (revolving credit)	3.33%	2018	170,000	100,000
Senior mortgages	5.19% - 5.75%	2009 - 2015	501,683	511,818
Construction loan (revolving credit)	3.41%	2009	37,280	30,783
Working capital loan (revolving credit)	-	2009	-	-
Fleet loans (amortizing term)	5.25% - 7.42%	2012 - 2015	302,250	288,806
Fleet loans (securitization)	5.40% - 5.56%	2010 - 2014	260,152	288,270
Other obligations	-	2009 - 2015	11,692	-
Total AMERCO notes, loans and leases payable			$1,560,557	$1,504,677

(a) Interest rates as of December 31, 2008, including the effect of applicable hedging instruments.

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. The loan has a final maturity date of August 2018. The loan is comprised of a term loan facility with initial availability of $300.0 million and a revolving credit facility with an availability of $200.0 million. As of December 31, 2008, the outstanding balance on the Real Estate Loan was $277.5 million and $170.0 million had been drawn down on the revolving credit facility. U-Haul International, Inc. is a guarantor of this loan.

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

The interest rate for the amortizing term portion, per the provisions of the amended Loan Agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At December 31, 2008, the applicable LIBOR was 1.83% and the applicable margin was 1.50%, the sum of which was 3.33%. The rate on the term facility portion of the loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin.

The interest rate for the revolving credit facility, per the provision of the amended Loan Agreement, is the applicable LIBOR plus the applicable margin. The margin ranges from 1.50% to 2.00%. At December 31, 2008, the applicable LIBOR was 1.83% and the applicable margin was 1.50%, the sum of which was 3.33%.

The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgages loan balances as of December 31, 2008 were in the aggregate amount of $445.9 million and are due July 2015. The Senior Mortgages require average monthly principal and interest payments of $3.0 million with the unpaid loan balance and accrued and unpaid interest due at maturity. These senior mortgages are secured by certain properties owned by the borrowers. The interest rates, per the provisions of these senior mortgages, are 5.68% and 5.52% per annum. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of these senior mortgages. The default provisions of these senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Various subsidiaries of the Company are borrowers under the mortgage backed loans that we also classify as senior mortgages. These loans are secured by certain properties owned by the borrowers. The loan balance of these notes totals $55.8 million as of December 31, 2008. Maturity dates begin in 2009 with the majority maturing in 2015. Rates for these loans range from 5.19% to 5.75%. The loans require monthly principal and interest payments with the balances due upon maturity. The default provisions of the loans include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Construction / Working Capital Loans

Amerco Real Estate Company and a subsidiary of U-Haul International, Inc. entered into a revolving credit construction loan effective June 29, 2006. The maximum amount that can be drawn at any one time is $40.0 million.  The final maturity is June 2009. As of December 31, 2008, the outstanding balance was $37.3 million.

The Construction Loan requires monthly interest only payments with the principal and any accrued and unpaid interest due at maturity. The loan can be used to develop new or existing storage properties. The loan is secured by the properties being constructed. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 1.50%. At December 31, 2008, the applicable LIBOR was 1.91% and the margin was 1.50%, the sum of which was 3.41%. U-Haul International, Inc. is a guarantor of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Amerco Real Estate Company is a borrower under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $35.0 million. The loan is secured by certain properties owned by the borrower. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 1.50%. The loan agreement provides for revolving loans, subject to the terms of the loan agreement with final maturity in November 2009. The loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. U-Haul International, Inc. and AMERCO are the guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. At December 31, 2008, the Company had utilized $25.0 million of availability as collateral for a letter of credit, leaving the Company with $10.0 million of available credit.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under amortizing term loans. The loans balances as of December 31, 2008 were $302.3 million with the final maturities between April 2012 and July 2015.

The Amortizing Loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the Loan Agreements, are the applicable LIBOR plus a margin between 0.90% and 1.75%. At December 31, 2008, the applicable LIBOR was 1.20% to 1.83% and applicable margins were between 1.125% and 1.75%. The interest rates are hedged with interest rate swaps fixing the rates between 5.25% and 7.42% based on current margins.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

The Box Truck Note has a fixed interest rate of 5.56% with an estimated final maturity of February 2014. At December 31, 2008, the outstanding balance was $173.6 million. The note is secured by the box trucks that were purchased and operating cash flows associated with their operation.

The Cargo Van/Pickup Note has a fixed interest rate of 5.40% with an estimated final maturity of May 2010. At December 31, 2008, the outstanding balance was $86.6 million. The note is secured by the cargo vans and pickup trucks that were purchased and the operating cash flows associated with their operation.

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

Other Obligations

In April 2008, the Company entered into a $10.0 million capital lease for new rental equipment. The term of the lease is seven years and the Company has the option to purchase the equipment at a predetermined amount after the fifth year of the lease. At December 31, 2008, the balance on the lease was $9.4 million.

The Company entered into $7.9 million of premium financing arrangements for one year expiring in March and April 2009 at rates between 3.64% and 5.10%. At December 31, 2008, the outstanding balance of these arrangements was $2.3 million.

Annual Maturities of AMERCO Consolidated Notes, Loans and Leases Payable

The annual maturities of AMERCO consolidated long-term debt as of December 31, 2008 for the next five years and thereafter is as follows:

	Year Ending December 31,
	2009	2010	2011	2012	2013	Thereafter
	(Unaudited)
	(In thousands)

Notes, loans and leases payable, secured	$135,185	$167,937	$83,000	$149,041	$56,298	$969,096

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4. Interest on Borrowings

Interest Expense

Expenses associated with loans outstanding were as follows:

	Quarter Ended December 31,
	2008	2007
	(Unaudited)
	(In thousands)

Interest expense	$20,641	$23,495
Capitalized interest	(292)	(227)
Amortization of transaction costs	1,207	1,451
Interest expense (income) resulting from derivatives	4,444	(14)
Total AMERCO interest expense	26,000	24,705
SAC Holding II interest expense	-	1,070
Less: Intercompany transactions	-	584
Total SAC Holding II interest expense	-	486
Total	$26,000	$25,191

	Nine Months Ended December 31,
	2008	2007
	(Unaudited)
	(In thousands)

Interest expense	$60,230	$70,890
Capitalized interest	(537)	(832)
Amortization of transaction costs	3,717	3,846
Interest expense (income) resulting from derivatives	11,364	(1,035)
Total AMERCO interest expense	74,774	72,869
SAC Holding II interest expense	-	7,537
Less: Intercompany transactions	-	4,050
Total SAC Holding II interest expense	-	3,487
Total	$74,774	$76,356

Interest paid in cash by AMERCO amounted to $19.8 million and $22.6 million for the third quarter of fiscal 2009 and 2008, respectively.

Interest paid in cash by AMERCO amounted to $57.5 million and $68.6 million for the first nine months of fiscal 2009 and 2008, respectively.

The Company manages exposure to changes in market interest rates. The Company’s use of derivative instruments is limited to highly effective interest rate swaps to hedge the risk of changes in cash flows (future interest payments) attributable to changes in LIBOR swap rates, the designated benchmark interest rate being hedged on certain of our LIBOR-indexed variable-rate debt. The interest rate swaps effectively fix the Company’s interest payments on certain LIBOR-indexed variable-rate debt. The Company monitors its positions and the credit ratings of its counterparties and does not currently anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

On May 13, 2004, the Company entered into an interest rate cap agreement for $50.0 million of our variable rate debt over a three year term; however, this agreement was dedesignated as a cash flow hedge effective July 11, 2005 when the Real Estate Loan was paid down by $222.4 million. The $50.0 million interest rate cap agreement expired on May 17, 2007. Subsequent to July 11, 2005, all changes in the interest rate caps fair value (including changes in the option’s time value) were charged to earnings as the original forecasted transaction was cancelled. Prior to July 11, 2005, the change in each caplets’ respective allocated fair value amount was reclassified out of accumulated other comprehensive income (loss) into earnings when each of the hedged forecasted transactions (the quarterly interest payments) impacted earnings and when interest payments were either made or received.

On June 8, 2005, the Company entered into separate interest rate swap agreements for $100.0 million of our variable-rate debt over a three year term and for $100.0 million of our variable-rate debt over a five-year term that were designated as cash flow hedges effective July 1, 2005. These swap agreements were cancelled on August 18, 2006 in conjunction with our amendment of the Real Estate Loan, and we entered into a new interest rate swap agreement for $300.0 million of our variable-rate debt over a twelve-year term effective on August 18, 2006. As of August 18, 2006, a net gain of approximately $6.0 million related to the two cancelled swaps was included in other comprehensive income (loss). As the variable-rate debt is replaced, it is probable that the original forecasted transaction (future interest payments) will continue to occur. Therefore, the net derivative gain related to the two cancelled swaps shall continue to be reported in other comprehensive income (loss) and be reclassified into earnings when the original forecasted transaction affects earnings consistent with the term of the original designated hedging relationship. For the first nine months ended December 31, 2008, the Company reclassified $1.0 million of the net derivative gain to interest income. The Company estimates that $1.0 million of the existing net gains will be reclassified into earnings within the next 12 months.

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

For the first nine months ended December 31, 2008, the Company recognized net losses of $11.7 million from highly effective cash flow hedges, which are attributable to the portion of the change in the fair value of the hedges. The hedging relationship of certain interest rate swap agreements is not considered to be perfectly effective in which an effectiveness test is performed for each reporting period. The net loss attributable to the portion of the change in the fair value representing the amount of the hedges’ ineffectiveness recognized in earnings during the first nine months was $0.7 million included in interest expense. All forecasted transactions currently being hedged are expected to occur by 2018.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended December 31,
	2008	2007
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	4.19%	6.47%
Interest rate at the end of the quarter	3.34%	6.75%
Maximum amount outstanding during the quarter	$212,280	$41,700
Average amount outstanding during the quarter	$204,672	$35,830
Facility fees	$225	$192

	Revolving Credit Activity
	Nine Months Ended December 31,
	2008	2007
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the first nine months	4.15%	6.58%
Interest rate at the end of the first nine months	3.34%	6.75%
Maximum amount outstanding during the first nine months	$212,280	$138,700
Average amount outstanding during the first nine months	$167,672	$78,576
Facility fees	$397	$326

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

5. Stockholders Equity

On December 5, 2007, we announced that the Board of Directors (the “Board”) had authorized us to repurchase up to $50.0 million of our common stock. The stock was repurchased by the Company from time to time on the open market through December 31, 2008. The extent to which the Company repurchased its shares and the timing of such purchases were dependent upon market conditions and other corporate considerations. The purchases were funded from available working capital. During the third quarter of fiscal 2009, no shares of our common stock were repurchased, with the exception of the shares repurchased under our Odd Lot Repurchase Program detailed below. This program terminated on December 31, 2008.

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

On August 8, 2008, we announced the Board had authorized us to initiate a no-fee Odd Lot Repurchase Program (the “Program”) to purchase AMERCO common stock held by persons who own less than 100 shares of AMERCO common stock. The Program offer expired at 5:00 p.m. Eastern Standard Time on December 31, 2008. The following table details the shares purchased as part of the Program.

Period	Total # of Shares Repurchased	Average Price Paid per Share (1)	Total $ of Shares Repurchased as Part of Odd Lot Program
	(Unaudited)

Second Quarter Total	15,679	$42.04	$659,205

October 1 - 31, 2008	4,786	$42.37	$202,804
November 1 - 30, 2008	2,147	38.26	82,141
December 1 - 31, 2008	519	35.68	18,517
Third Quarter Total	7,452	$40.72	$303,462

Cumulative Plan Total	23,131	$41.62	$962,667

(1) Represents weighted average purchase price for the periods presented.

On December 3, 2008, the Board authorized and directed us to amend the Employee Stock Ownership Plan (“ESOP”) to provide that distributions under the Plan with respect to accounts valued at no more than $1,000 shall be in the form of cash at the sole discretion of the advisory committee, subject to a participant’s or beneficiary’s right to elect a distribution of AMERCO common stock. The Board also authorized us, using management’s discretion, to buy back shares of former employee ESOP participants whose respective ESOP account balances are valued at more than $1,000 but who own less than 100 shares, at the then-prevailing market prices. During the third quarter of fiscal 2009, no such shares were purchased.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

6. Contingent Liabilities and Commitments

The Company leases a portion of its rental equipment and certain of its facilities under operating leases with terms that expire at various dates substantially through 2016, with the exception of one land lease expiring in 2034. At December 31, 2008, AMERCO has guaranteed $181.7 million of residual values for rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of each lease, the Company has the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. AMERCO has been leasing equipment since 1987 and has experienced no material losses relating to these types of residual value guarantees.

Lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
	(Unaudited)
		(In thousands)
Year-ended December 31:
2009	$12,965	$133,218	$146,183
2010	12,620	116,234	128,854
2011	12,489	99,412	111,901
2012	12,238	84,846	97,084
2013	11,364	66,962	78,326
Thereafter	10,578	63,762	74,340
Total	$72,254	$564,434	$636,688

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

During the first nine months of fiscal 2009, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. The Company does not have an equity ownership interest in SAC Holdings. The Company recorded interest income of $13.8 million and $14.0 million, and received cash interest payments of $11.6 million and $14.9 million from SAC Holdings during the first nine months of fiscal 2009 and 2008, respectively. The largest aggregate amount of notes receivable outstanding during the first nine months of fiscal 2009 was $198.1 million and the aggregate notes receivable balance at December 31, 2008 was $197.7 million. In accordance with the terms of these notes, SAC Holdings may repay the notes without penalty or premium at any time.

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

During the first nine months of fiscal 2009, AMERCO and U-Haul held various junior notes with Private Mini Storage Realty L.P. (“Private Mini”). The equity interests of Private Mini are ultimately controlled by Blackwater.  The Company recorded interest income of $4.0 million and $3.8 million during the first nine months of fiscal 2009 and 2008, and received cash interest payments of $4.0 million and $3.7 million, from Private Mini during the first nine months of fiscal 2009 and 2008, respectively. The balance of notes receivable from Private Mini at December 31, 2008 was $68.5 million. The largest aggregate amount outstanding during fiscal 2009 was $69.1 million.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $20.1 million and $19.4 million from the above mentioned entities during the first nine months of fiscal 2009 and 2008, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $1.8 million and $1.5 million for the first nine months of fiscal 2009 and 2008, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At December 31, 2008, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based upon equipment rental revenues. The Company paid the above mentioned entities $27.5 million and $28.7 million in commissions pursuant to such dealership contracts during the first nine months of fiscal 2009 and 2008, respectively.

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenue of $30.2 million, expenses of $1.8 million and cash flows of $30.9 million during the first nine months of fiscal 2009. Revenues and commission expenses related to the Dealer Agreements were $130.1 million and $27.5 million, respectively.

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

Related Party Assets

	December 31,	March 31,
	2008	2008
	(Unaudited)
	(In thousands)
U-Haul notes, receivables and interest from Private Mini	$74,297	$71,038
U-Haul notes receivable from SAC Holdings Corporation	197,723	198,144
U-Haul interest receivable from SAC Holdings Corporation	6,786	4,498
U-Haul receivable from SAC Holdings Corporation	19,746	20,617
U-Haul receivable from Mercury	6,077	6,791
Other	(5)	2,798
	$304,624	$303,886

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

The consolidated balance sheets as of December 31, 2008 and March 31, 2008 include the accounts of AMERCO and its wholly-owned subsidiaries. The December 31, 2008 consolidated statements of operations and cash flows include the accounts of AMERCO and its wholly-owned subsidiaries. The December 31, 2007 consolidated statements of operations and cash flows include the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holding II and its subsidiaries through October 2007.

AMERCO’s four reportable segments are (or were):

(a)	Moving and Storage, comprised of AMERCO, U-Haul, and Real Estate and the subsidiaries of U-Haul and Real Estate,

(b)	Property and Casualty Insurance, comprised of RepWest and its subsidiaries,

(c)	Life Insurance, comprised of Oxford and its subsidiaries, and

(d)	SAC Holding II and its subsidiaries (through October 2007).

The information includes elimination entries necessary to consolidate AMERCO, the parent, with its subsidiaries and SAC Holding II and its subsidiaries.

Investments in subsidiaries are accounted for by the parent using the equity method of accounting.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

9. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of December 31, 2008 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$30	$272,458	$-	$-		$272,488	$33,224	$5,805	$-		$311,517
Reinsurance recoverables and trade receivables, net	-	16,304	26	-		16,330	181,526	10,337	-		208,193
Notes and mortgage receivables, net	-	2,008	1,125	-		3,133	-	-	-		3,133
Inventories, net	-	75,434	-	-		75,434	-	-	-		75,434
Prepaid expenses	20	48,978	437	-		49,435	-	-	-		49,435
Investments, fixed maturities and marketable equities	-	-	-	-		-	91,954	446,369	-		538,323
Investments, other	-	846	12,811	-		13,657	93,966	92,503	-		200,126
Deferred policy acquisition costs, net	-	-	-	-		-	-	48,047	-		48,047
Other assets	9	103,808	29,234	-		133,051	1,696	387	-		135,134
Related party assets	1,208,643	249,237	81,104	(1,231,699)	(c)	307,285	2,387	-	(5,048)	(c)	304,624
	1,208,702	769,073	124,737	(1,231,699)		870,813	404,753	603,448	(5,048)		1,873,966

Investment in subsidiaries	(274,025)	-	-	574,432	(b)	300,407	-	-	(300,407)	(b)	-

Property, plant and equipment, at cost:
Land	-	40,195	166,953	-		207,148	-	-	-		207,148
Buildings and improvements	-	148,197	766,388	-		914,585	-	-	-		914,585
Furniture and equipment	301	307,959	18,162	-		326,422	-	-	-		326,422
Rental trailers and other rental equipment	-	211,155	-	-		211,155	-	-	-		211,155
Rental trucks	-	1,683,369	-	-		1,683,369	-	-	-		1,683,369
	301	2,390,875	951,503	-		3,342,679	-	-	-		3,342,679
Less: Accumulated depreciation	(252)	(1,003,900)	(316,133)	-		(1,320,285)	-	-	-		(1,320,285)
Total property, plant and equipment	49	1,386,975	635,370	-		2,022,394	-	-	-		2,022,394
Total assets	$934,726	$2,156,048	$760,107	$(657,267)		$3,193,614	$404,753	$603,448	$(305,455)		$3,896,360

(a) Balances as of September 30, 2008
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating balance sheets by industry segment as of December 31, 2008 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$1,514	$313,467	$5,758	$-		$320,739	$-	$4,320	$-		$325,059
AMERCO's notes, loans and leases payable	-	629,140	931,417	-		1,560,557	-	-	-		1,560,557
Policy benefits and losses, claims and loss expenses payable	-	359,841	-	-		359,841	287,974	135,604	-		783,419
Liabilities from investment contracts	-	-	-	-		-	-	313,792	-		313,792
Other policyholders' funds and liabilities	-	-	-	-		-	6,038	1,831	-		7,869
Deferred income	-	22,268	-	-		22,268	-	-	-		22,268
Deferred income taxes	173,644	-	-	-		173,644	(37,598)	(6,274)	-		129,772
Related party liabilities	-	1,234,640	-	(1,231,699)	(c)	2,941	1,988	119	(5,048)	(c)	-
Total liabilities	175,158	2,559,356	937,175	(1,231,699)		2,439,990	258,402	449,392	(5,048)		3,142,736

Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-		-	-	-	-		-
Series B preferred stock	-	-	-	-		-	-	-	-		-
Series A common stock	-	-	-	-		-	-	-	-		-
Common stock	10,497	540	1	(541)	(b)	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	420,423	121,230	147,481	(268,711)	(b)	420,423	89,620	26,271	(115,891)	(b)	420,423
Accumulated other comprehensive income (loss)	(100,102)	(91,575)	-	91,575	(b)	(100,102)	(4,710)	(3,817)	8,527	(b)	(100,102)
Retained earnings (deficit)	954,390	(427,559)	(324,550)	752,109	(b)	954,390	58,140	129,102	(187,242)	(b)	954,390
Cost of common shares in treasury, net	(525,640)	-	-	-		(525,640)	-	-	-		(525,640)
Unearned employee stock ownership plan shares	-	(5,944)	-	-		(5,944)	-	-	-		(5,944)
Total stockholders' equity (deficit)	759,568	(403,308)	(177,068)	574,432		753,624	146,351	154,056	(300,407)		753,624
Total liabilities and stockholders' equity	$934,726	$2,156,048	$760,107	$(657,267)		$3,193,614	$404,753	$603,448	$(305,455)		$3,896,360

(a) Balances as of September 30, 2008
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

(a) Balances as of December 31, 2007
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating balance sheets by industry segment as of March 31, 2008 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$924	$281,666	$4,903	$-		$287,493	$-	$5,033	$-			$292,526
AMERCO's notes and loans payable	-	630,533	874,144	-		1,504,677	-	-	-			1,504,677
Policy benefits and losses, claims and loss expenses payable	-	360,308	-	-		360,308	291,318	137,748	-			789,374
Liabilities from investment contracts	-	-	-	-		-	-	339,198	-			339,198
Other policyholders' funds and liabilities	-	-	-	-		-	6,854	3,613	-			10,467
Deferred income	-	11,781	-	-		11,781	-	-	-			11,781
Deferred income taxes	167,523	-	-	-		167,523	(36,783)	(4,707)	-			126,033
Related party liabilities	-	1,135,916	-	(1,131,730)	(c)	4,186	2,048	3,308	(9,542)	(c	)	-
Total liabilities	168,447	2,420,204	879,047	(1,131,730)		2,335,968	263,437	484,193	(9,542)			3,074,056

Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-		-	-	-	-			-
Series B preferred stock	-	-	-	-		-	-	-	-			-
Series A common stock	-	-	-	-		-	-	-	-			-
Common stock	10,497	540	1	(541)	(b)	10,497	3,300	2,500	(5,800)	(b)		10,497
Additional paid-in capital	419,370	121,230	147,481	(268,711)	(b)	419,370	86,121	26,271	(112,392)	(b)		419,370
Accumulated other comprehensive income (loss)	(55,279)	(56,870)	-	56,870	(b)	(55,279)	63	1,528	(1,591)	(b)		(55,279)
Retained earnings (deficit)	915,415	(419,043)	(327,586)	746,629	(b)	915,415	59,094	120,443	(179,537)	(b)		915,415
Cost of common shares in treasury, net	(524,677)	-	-	-		(524,677)	-	-	-			(524,677)
Unearned employee stock ownership plan shares	-	(6,895)	-	-		(6,895)	-	-	-			(6,895)
Total stockholders' equity (deficit)	765,326	(361,038)	(180,104)	534,247		758,431	148,578	150,742	(299,320)			758,431
Total liabilities and stockholders' equity	$933,773	$2,059,166	$698,943	$(597,483)		$3,094,399	$412,015	$634,935	$(308,862)			$3,832,487

(a) Balances as of December 31, 2007
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statements of operations by industry segment for the quarter ended December 31, 2008 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$311,597	$-	$-		$311,597	$-	$-	$60	(c)		$311,657
Self-storage revenues	-	26,857	540	-		27,397	-	-	-			27,397
Self-moving & self-storage products & service sales	-	38,663	-	-		38,663	-	-	-			38,663
Property management fees	-	6,059	-	-		6,059	-	-	-			6,059
Life insurance premiums	-	-	-	-		-	-	27,509	-			27,509
Property and casualty insurance premiums	-	-	-	-		-	8,129	-	(100)	(c)		8,029
Net investment and interest income	1,090	6,916	-	-		8,006	2,188	5,012	(293)	(b,d	)	14,913
Other revenue	-	9,652	17,641	(19,164)	(b)	8,129	-	821	(593)	(b)		8,357
Total revenues	1,090	399,744	18,181	(19,164)		399,851	10,317	33,342	(926)			442,584

Costs and expenses:
Operating expenses	2,032	267,144	2,749	(19,164)	(b)	252,761	3,095	5,660	(2,274)	(b,c,d	)	259,242
Commission expenses	-	36,664	-	-		36,664	-	-	-			36,664
Cost of sales	-	23,229	-	-		23,229	-	-	-			23,229
Benefits and losses	-	-	-	-		-	4,599	21,065	1,649	(c)		27,313
Amortization of deferred policy acquisition costs	-	-	-	-		-	14	2,729	-			2,743
Lease expense	22	38,996	2	-		39,020	-	-	(301)	(b)		38,719
Depreciation, net of (gains) losses on disposals	4	66,131	2,540	-		68,675	-	-	-			68,675
Total costs and expenses	2,058	432,164	5,291	(19,164)		420,349	7,708	29,454	(926)			456,585
Equity in earnings of subsidiaries	(39,063)	-	-	43,056	(e)	3,993	-	-	(3,993)	(e)		-
Earnings (loss) from operations	(40,031)	(32,420)	12,890	43,056		(16,505)	2,609	3,888	(3,993)			(14,001)
Interest income (expense)	23,728	(39,189)	(10,539)	-		(26,000)	-	-	-			(26,000)
Pretax earnings (loss)	(16,303)	(71,609)	2,351	43,056		(42,505)	2,609	3,888	(3,993)			(40,001)
Income tax benefit (expense)	(8,649)	27,466	(1,264)	-		17,553	(912)	(1,592)	-			15,049
Net earnings (loss)	(24,952)	(44,143)	1,087	43,056		(24,952)	1,697	2,296	(3,993)			(24,952)
Less: Preferred stock dividends	(3,241)	-	-	-		(3,241)	-	-	-			(3,241)
Earnings (loss) available to common shareholders	$(28,193)	$(44,143)	$1,087	$43,056		$(28,193)	$1,697	$2,296	$(3,993)			$(28,193)
(a) Balances for the quarter ended September 30, 2008
(b) Eliminate intercompany lease income
(c) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statements of operations by industry for the quarter ended December 31, 2007 are as follows:

	Moving & Storage						AMERCO Legal Group						AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II (h)	Eliminations		Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$326,937	$-	$-		$326,937	$-	$-	$-			$326,937	$689	$(689)	(b)	$326,937
Self-storage revenues	-	27,435	523	-		27,958	-	-	-			27,958	1,672	-		29,630
Self-moving & self-storage products & service sales	-	42,134	-	-		42,134	-	-	-			42,134	1,077	-		43,211
Property management fees	-	7,137	-	-		7,137	-	-	-			7,137	-	(212)	(g)	6,925
Life insurance premiums	-	-	-	-		-	-	27,757	-			27,757	-	-		27,757
Property and casualty insurance premiums	-	-	-	-		-	7,738	-	-			7,738	-	-		7,738
Net investment and interest income	1,076	7,953	-	-		9,029	3,154	4,798	(389)	(b,d	)	16,592	-	(584)	(d)	16,008
Other revenue	-	7,373	17,663	(18,788)	(b)	6,248	-	1,288	(336)	(b)		7,200	113	(59)	(b)	7,254
Total revenues	1,076	418,969	18,186	(18,788)		419,443	10,892	33,843	(725)			463,453	3,551	(1,544)		465,460

Costs and expenses:
Operating expenses	2,055	272,928	1,978	(18,788)	(b)	258,173	4,203	6,694	(1,841)	(b,c,d	)	267,229	1,957	(212)	(g)	268,974
Commission expenses	-	39,252	-	-		39,252	-	-	-			39,252	-	(689)	(b)	38,563
Cost of sales	-	26,165	-	-		26,165	-	-	-			26,165	512	-		26,677
Benefits and losses	-	-	-	-		-	4,419	19,419	1,452	(c)		25,290	-	-		25,290
Amortization of deferred policy acquisition costs	-	-	-	-		-	4	2,683	-			2,687	-	-		2,687
Lease expense	24	34,264	2	-		34,290	-	-	(300)	(b)		33,990	-	(59)	(b)	33,931
Depreciation, net of (gains) losses on disposals	187	57,737	2,907	-		60,831	-	-	-			60,831	231	(47)	(e)	61,015
Total costs and expenses	2,266	430,346	4,887	(18,788)		418,711	8,626	28,796	(689)			455,444	2,700	(1,007)		457,137

Equity in earnings of subsidiaries	(23,675)	-	-	28,511	(f)	4,836	-	-	(4,836)	(f)		-	-	-		-
Equity in earnings of SAC Holding II	(133)	-	-	-		(133)	-	-	-			(133)	-	133	(f)	-
Total - equity in earnings of subsidiaries and SAC Holding II	(23,808)	-	-	28,511		4,703	-	-	(4,836)			(133)	-	133		-
Earnings (loss) from operations	(24,998)	(11,377)	13,299	28,511		5,435	2,266	5,047	(4,872)			7,876	851	(404)		8,323
Interest income (expense)	22,780	(34,328)	(13,193)	-		(24,741)	-	-	36	(d)		(24,705)	(1,070)	584	(d)	(25,191)
Pretax earnings (loss)	(2,218)	(45,705)	106	28,511		(19,306)	2,266	5,047	(4,836)			(16,829)	(219)	180		(16,868)
Income tax benefit (expense)	(8,205)	17,441	(353)	-		8,883	(792)	(1,685)	-			6,406	86	(18)	(e)	6,474
Net earnings (loss)	(10,423)	(28,264)	(247)	28,511		(10,423)	1,474	3,362	(4,836)			(10,423)	(133)	162		(10,394)
Less: Preferred stock dividends	(3,241)	-	-	-		(3,241)	-	-	-			(3,241)	-	-		(3,241)
Earnings (loss) available to common shareholders	$(13,664)	$(28,264)	$(247)	$28,511		$(13,664)	$1,474	$3,362	$(4,836)			$(13,664)	$(133)	$162		$(13,635)
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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statements of operations by industry for the nine months ended December 31, 2008 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$1,140,870	$-	$-		$1,140,870	$-	$-	$60	(c)		$1,140,930
Self-storage revenues	-	81,527	1,322	-		82,849	-	-	-			82,849
Self-moving & self-storage products & service sales	-	159,515	-	-		159,515	-	-	-			159,515
Property management fees	-	15,496	-	-		15,496	-	-	-			15,496
Life insurance premiums	-	-	-	-		-	-	81,525	-			81,525
Property and casualty insurance premiums	-	-	-	-		-	21,612	-	(100)	(c)		21,512
Net investment and interest income	3,326	19,708	-	-		23,034	7,280	15,209	(1,031)	(b,d	)	44,492
Other revenue	-	31,886	52,935	(57,215)	(b)	27,606	-	4,187	(1,239)	(b)		30,554
Total revenues	3,326	1,449,002	54,257	(57,215)		1,449,370	28,892	100,921	(2,310)			1,576,873

Costs and expenses:
Operating expenses	6,551	817,813	7,085	(57,215)	(b)	774,234	7,900	16,879	(6,212)	(b,c,d	)	792,801
Commission expenses	-	138,711	-	-		138,711	-	-	-			138,711
Cost of sales	-	90,856	-	-		90,856	-	-	-			90,856
Benefits and losses	-	-	-	-		-	13,961	63,504	4,838	(c)		82,303
Amortization of deferred policy acquisition costs	-	-	-	-		-	22	7,147	-			7,169
Lease expense	70	112,631	5	-		112,706	-	-	(903)	(b)		111,803
Depreciation, net of (gains) losses on disposals	13	191,416	8,618	-		200,047	-	-	-			200,047
Total costs and expenses	6,634	1,351,427	15,708	(57,215)		1,316,554	21,883	87,530	(2,277)			1,423,690
Equity in earnings of subsidiaries	7,735	-	-	5,480	(e)	13,215	-	-	(13,215)	(e)		-
Earnings from operations	4,427	97,575	38,549	5,480		146,031	7,009	13,391	(13,248)			153,183
Interest income (expense)	69,375	(112,318)	(31,864)	-		(74,807)	-	-	33	(d)		(74,774)
Pretax earnings (loss)	73,802	(14,743)	6,685	5,480		71,224	7,009	13,391	(13,215)			78,409
Income tax benefit (expense)	(25,104)	6,227	(3,649)	-		(22,526)	(2,453)	(4,732)	-			(29,711)
Net earnings (loss)	48,698	(8,516)	3,036	5,480		48,698	4,556	8,659	(13,215)			48,698
Less: Preferred stock dividends	(9,723)	-	-	-		(9,723)	-	-	-			(9,723)
Earnings (loss) available to common shareholders	$38,975	$(8,516)	$3,036	$5,480		$38,975	$4,556	$8,659	$(13,215)			$38,975
(a) Balances for the nine months ended September 30, 2008
(b) Eliminate intercompany lease income
(c) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statements of operations by industry for the nine months ended December 31, 2007 are as follows:

	Moving & Storage						AMERCO Legal Group						AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II (h)	Eliminations		Total Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$1,155,240	$-	$-		$1,155,240	$-	$-	$-			$1,155,240	$5,846	$(5,846)	(b)	$1,155,240
Self-storage revenues	-	81,924	1,361	-		83,285	-	-	-			83,285	11,469	-		94,754
Self-moving & self-storage products & service sales	-	164,381	-	-		164,381	-	-	-			164,381	10,039	-		174,420
Property management fees	-	16,565	-	-		16,565	-	-	-			16,565	-	(1,700)	(g)	14,865
Life insurance premiums	-	-	-	-		-	-	84,881	-			84,881	-	-		84,881
Property and casualty insurance premiums	-	-	-	-		-	20,986	-	-			20,986	-	-		20,986
Net investment and interest income	3,353	23,524	-	-		26,877	9,315	15,946	(1,393)	(b,d	)	50,745	-	(4,050)	(d)	46,695
Other revenue	-	24,827	52,390	(55,957)	(b)	21,260	-	3,659	(1,017)	(b)		23,902	748	(414)	(b)	24,236
Total revenues	3,353	1,466,461	53,751	(55,957)		1,467,608	30,301	104,486	(2,410)			1,599,985	28,102	(12,010)		1,616,077

Costs and expenses:
Operating expenses	7,924	831,978	7,126	(55,957)	(b)	791,071	10,711	19,533	(6,093)	(b,c,d	)	815,222	13,510	(1,700)	(g)	827,032
Commission expenses	-	138,194	-	-		138,194	-	-	-			138,194	-	(5,846)	(b)	132,348
Cost of sales	-	90,076	-	-		90,076	-	-	-			90,076	5,192	-		95,268
Benefits and losses	-	-	-	-		-	11,103	64,337	4,719	(c)		80,159	-	-		80,159
Amortization of deferred policy acquisition costs	-	-	-	-		-	183	9,687	-			9,870	-	-		9,870
Lease expense	72	102,162	46	-		102,280	-	-	(899)	(b)		101,381	-	(414)	(b)	100,967
Depreciation, net of (gains) losses on disposals	509	160,841	(1,471)	-		159,879	-	-	-			159,879	1,474	(327)	(e)	161,026
Total costs and expenses	8,505	1,323,251	5,701	(55,957)		1,281,500	21,997	93,557	(2,273)			1,394,781	20,176	(8,287)		1,406,670
Equity in earnings of subsidiaries	43,482	-	-	(30,906)	(f)	12,576	-	-	(12,576)	(f)		-	-	-		-
Equity in earnings of SAC Holding II	222	-	-	-		222	-	-	-			222	-	(222)	(f)	-
Total - equity in earnings of subsidiaries and SAC Holding II	43,704	-	-	(30,906)		12,798	-	-	(12,576)			222	-	(222)		-
Earnings from operations	38,552	143,210	48,050	(30,906)		198,906	8,304	10,929	(12,713)			205,426	7,926	(3,945)		209,407
Interest income (expense)	66,321	(99,870)	(39,457)	-		(73,006)	-	-	137	(d)		(72,869)	(7,537)	4,050	(d)	(76,356)
Pretax earnings	104,873	43,340	8,593	(30,906)		125,900	8,304	10,929	(12,576)			132,557	389	105		133,051
Income tax expense	(23,244)	(16,485)	(4,542)	-		(44,271)	(2,906)	(3,751)	-			(50,928)	(167)	(124)	(e)	(51,219)
Net earnings	81,629	26,855	4,051	(30,906)		81,629	5,398	7,178	(12,576)			81,629	222	(19)		81,832
Less: Preferred stock dividends	(9,723)	-	-	-		(9,723)	-	-	-			(9,723)	-	-		(9,723)
Earnings available to common shareholders	$71,906	$26,855	$4,051	$(30,906)		$71,906	$5,398	$7,178	$(12,576)			$71,906	$222	$(19)		$72,109
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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2008 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$48,698	$(8,516)	$3,036	$5,480	$48,698	$4,556	$8,659	$(13,215)	$48,698
Earnings from consolidated entities	(7,735)	-	-	(5,480)	(13,215)	-	-	13,215	-
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	13	175,857	9,157	-	185,027	-	-	-	185,027
Amortization of deferred policy acquisition costs	-	-	-	-	-	22	7,147	-	7,169
Change in allowance for losses on trade receivables	-	(207)	-	-	(207)	-	69	-	(138)
Change in allowance for losses on mortgage notes	-	(308)	-	-	(308)	-	-	-	(308)
Change in allowance for inventory reserve	-	1,488	-	-	1,488	-	-	-	1,488
Net (gain) loss on sale of real and personal property	-	15,559	(539)	-	15,020	-	-	-	15,020
Net (gain) loss on sale of investments	-	-	-	-	-	(99)	252	-	153
Deferred income taxes	19,043	-	-	-	19,043	1,755	1,310	-	22,108
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	4,432	(1)	-	4,431	(11,221)	(157)	-	(6,947)
Inventories	-	(11,573)	-	-	(11,573)	-	-	-	(11,573)
Prepaid expenses	4,488	2,442	(204)	-	6,726	-	-	-	6,726
Capitalization of deferred policy acquisition costs	-	-	-	-	-	8	(7,517)	-	(7,509)
Other assets	-	(6,212)	1,260	-	(4,952)	1,112	156	-	(3,684)
Related party assets	3,675	(4,501)	(68)	-	(894)	4,680	-	-	3,786
Accounts payable and accrued expenses	1,643	(9,224)	864	-	(6,717)	-	(207)	-	(6,924)
Policy benefits and losses, claims and loss expenses payable	-	1,718	-	-	1,718	(3,344)	(2,144)	-	(3,770)
Other policyholders' funds and liabilities	-	-	-	-	-	(816)	(1,783)	-	(2,599)
Deferred income	-	10,675	-	-	10,675	-	-	-	10,675
Related party liabilities	-	(1,244)	-	-	(1,244)	(60)	(3,189)	-	(4,493)
Net cash provided (used) by operating activities	69,825	170,386	13,505	-	253,716	(3,407)	2,596	-	252,905
Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(1)	(296,094)	(20,875)	-	(316,970)	-	-	-	(316,970)
Short term investments	-	-	-	-	-	(86,175)	(167,611)	-	(253,786)
Fixed maturities investments	-	-	-	-	-	(11,206)	(115,169)	-	(126,375)
Preferred stock	-	-	-	-	-	-	(2,000)	-	(2,000)
Real estate	-	(8)	-	-	(8)	(404)	-	-	(412)
Mortgage loans	-	(1,358)	(195)	-	(1,553)	-	(10,593)	-	(12,146)
Proceeds from sales of:
Property, plant and equipment	-	105,009	1,426	-	106,435	-	-	-	106,435
Short term investments	-	-	-	-	-	73,380	171,019	-	244,399
Fixed maturities investments	-	-	-	-	-	56,179	139,272	-	195,451
Equity securities	-	-	-	-	-	-	28	-	28
Real estate	-	-	704	-	704	-	-	-	704
Mortgage loans	-	-	-	-	-	19	5,146	-	5,165
Payments from notes and mortgage receivables	-	816	-	-	816	-	-	-	816
Net cash provided (used) by investing activities	(1)	(191,635)	(18,940)	-	(210,576)	31,793	20,092	-	(158,691)
	(page 1 of 2)
(a) Balance for the period ended September 30, 2008

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the nine months ended December 31, 2008 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	-	83,098	82,232	-	165,330	-	-	-	165,330
Principal repayments on credit facilities	-	(92,248)	(24,959)	-	(117,207)	-	-	-	(117,207)
Debt issuance costs	-	(360)	-	-	(360)	-	-	-	(360)
Capital lease payments	-	(561)	-	-	(561)	-	-	-	(561)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	951	-	-	951	-	-	-	951
Repurchase of stock	(963)	-	-	-	(963)	-	-	-	(963)
Proceeds from (repayment of) intercompany loans	(61,148)	112,986	(51,838)	-	-	-	-	-	-
Preferred stock dividends paid	(9,723)	-	-	-	(9,723)	-	-	-	(9,723)
Net dividend from related party	2,010	-	-	-	2,010	(2,010)	-	-	-
Investment contract deposits	-	-	-	-	-	-	14,460	-	14,460
Investment contract withdrawals	-	-	-	-	-	-	(39,867)	-	(39,867)
Net cash provided (used) by financing activities	(69,824)	103,866	5,435	-	39,477	(2,010)	(25,407)	-	12,060

Effects of exchange rate on cash	-	(1,379)	-	-	(1,379)	-	-	-	(1,379)

Increase (decrease) in cash and cash equivalents	-	81,238	-	-	81,238	26,376	(2,719)	-	104,895
Cash and cash equivalents at beginning of period	30	191,220	-	-	191,250	6,848	8,524	-	206,622
Cash and cash equivalents at end of period	$30	$272,458	$-	$-	$272,488	$33,224	$5,805	$-	$311,517
	(page 2 of 2)
(a) Balance for the period ended September 30, 2008

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2007 are as follows:

	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II (b)	Elimination	Total Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$81,629	$26,855	$4,051	$(30,906)	$81,629	$5,398	$7,178	$(12,576)	$81,629	$222	$(19)	$81,832
Earnings from consolidated entities	(43,704)	-	-	30,906	(12,798)	-	-	12,576	(222)	-	222	-
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	509	159,835	8,533	-	168,877	-	-	-	168,877	1,634	(327)	170,184
Amortization of deferred policy acquisition costs	-	-	-	-	-	183	9,687	-	9,870	-	-	9,870
Change in allowance for losses on trade receivables	-	25	-	-	25	-	50	-	75	-	-	75
Change in allowance for losses on mortgage notes	-	(29)	-	-	(29)	-	-	-	(29)	-	-	(29)
Change in allowance for inventory reserve	-	2,371	-	-	2,371	-	-	-	2,371	-	-	2,371
Net (gain) loss on sale of real and personal property	-	1,006	(10,004)	-	(8,998)	-	-	-	(8,998)	(160)	-	(9,158)
Net loss on sale of investments	-	-	-	-	-	172	203	-	375	-	-	375
Deferred income taxes	15,898	76	-	-	15,974	3,203	(2,115)	-	17,062	146	124	17,332
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	699	-	-	699	3,901	216	-	4,816	-	-	4,816
Inventories	-	1,582	-	-	1,582	-	-	-	1,582	4	-	1,586
Prepaid expenses	11,173	1,080	(104)	-	12,149	-	-	-	12,149	47	-	12,196
Capitalization of deferred policy acquisition costs	-	-	-	-	-	(32)	(3,862)	-	(3,894)	-	-	(3,894)
Other assets	4	1,190	1,077	-	2,271	(344)	121	-	2,048	(1,008)	-	1,040
Related party assets	5,922	8,579	12,453	-	26,954	3,004	5,040	-	34,998	5	-	35,003
Accounts payable and accrued expenses	2,424	(112)	(3,684)	-	(1,372)	-	(1,514)	-	(2,886)	680	-	(2,206)
Policy benefits and losses, claims and loss expenses payable	-	25,884	-	-	25,884	(20,508)	(8,414)	-	(3,038)	-	-	(3,038)
Other policyholders' funds and liabilities	-	-	-	-	-	524	(612)	-	(88)	-	-	(88)
Deferred income	-	(6,198)	-	-	(6,198)	-	-	-	(6,198)	(48)	-	(6,246)
Related party liabilities	-	(3,582)	-	-	(3,582)	(428)	(5,408)	-	(9,418)	287	-	(9,131)
Net cash provided (used) by operating activities	73,855	219,261	12,322	-	305,438	(4,927)	570	-	301,081	1,809	-	302,890
Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(2,466)	(413,727)	(22,754)	-	(438,947)	-	-	-	(438,947)	(1,381)	-	(440,328)
Short term investments	-	-	-	-	-	(48,130)	(123,788)	-	(171,918)	-	-	(171,918)
Fixed maturities investments	-	-	-	-	-	(14,876)	(41,629)	-	(56,505)	-	-	(56,505)
Equity securities	-	-	-	-	-	-	(27)	-	(27)	-	-	(27)
Real estate	-	-	(3,196)	-	(3,196)	(208)	-	-	(3,404)	-	-	(3,404)
Mortgage loans	-	-	(346)	-	(346)	(1,650)	(10,526)	-	(12,522)	-	-	(12,522)
Proceeds from sales of:
Property, plant and equipment	-	122,433	11,275	-	133,708	-	-	-	133,708	391	-	134,099
Short term investments	-	-	-	-	-	50,071	142,903	-	192,974	-	-	192,974
Fixed maturities investments	-	-	-	-	-	16,149	61,624	-	77,773	-	-	77,773
Equity securities	-	-	-	-	-	-	46	-	46	-	-	46
Preferred stock	-	-	-	-	-	5,000	625	-	5,625	-	-	5,625
Real estate	-	153	-	-	153	631	-	-	784	-	-	784
Mortgage loans	-	-	-	-	-	-	6,394	-	6,394	-	-	6,394
Payments from notes and mortgage receivables	-	89	-	-	89	-	-	-	89	-	-	89
Net cash provided (used) by investing activities	(2,466)	(291,052)	(15,021)	-	(308,539)	6,987	35,622	-	(265,930)	(990)	-	(266,920)
	(page 1 of 2)
(a) Balance for the period ended September 30, 2007
(b) Activity for the seven months ending October 31, 2007, prior to deconsolidation

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the nine months ended December 31, 2007 are as follows:

	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II (b)	Elimination	Total Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	-	409,800	77,826	-	487,626	-	-	-	487,626	-	-	487,626
Principal repayments on credit facilities	-	(168,653)	(74,636)	-	(243,289)	-	-	-	(243,289)	(819)	-	(244,108)
Debt issuance costs	-	(11,706)	(170)	-	(11,876)	-	-	-	(11,876)	-	-	(11,876)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	923	-	-	923	-	-	-	923	-	-	923
Treasury stock repurchases	(33,966)	-	-	-	(33,966)	-	-	-	(33,966)	-	-	(33,966)
Securitization deposits	-	(60,764)	-	-	(60,764)	-	-	-	(60,764)	-	-	(60,764)
Proceeds from (repayment of) intercompany loans	(27,679)	28,783	(1,104)	-	-	-	-	-	-	-	-	-
Preferred stock dividends paid	(9,723)	-	-	-	(9,723)	-	-	-	(9,723)	-	-	(9,723)
Investment contract deposits	-	-	-	-	-	-	13,864	-	13,864	-	-	13,864
Investment contract withdrawals	-	-	-	-	-	-	(49,806)	-	(49,806)	-	-	(49,806)
Net cash provided (used) by financing activities	(71,368)	198,383	1,916	-	128,931	-	(35,942)	-	92,989	(819)	-	92,170

Effects of exchange rate on cash	-	311	-	-	311	-	-	-	311	-	-	311

Increase (decrease) in cash and cash equivalents	21	126,903	(783)	-	126,141	2,060	250	-	128,451	-	-	128,451
Cash and cash equivalents at beginning of period	9	63,490	807	-	64,306	4,228	6,738	-	75,272	-	-	75,272
Cash and cash equivalents at end of period	$30	$190,393	$24	$-	$190,447	$6,288	$6,988	$-	$203,723	$-	$-	$203,723
	(page 2 of 2)
(a) Balance for the period ended September 30, 2007
(b) Activity for the seven months ending October 31, 2007, prior to deconsolidation

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended December 31, 2008
Total revenues	$420,215	$22,369	$442,584
Depreciation and amortization, net of (gains) losses on disposals	69,965	1,453	71,418
Interest expense	25,873	127	26,000
Pretax earnings (loss)	(40,206)	205	(40,001)
Income tax expense (benefit)	(15,118)	69	(15,049)
Identifiable assets	3,804,372	91,988	3,896,360

Quarter ended December 31, 2007
Total revenues	$439,459	$26,001	$465,460
Depreciation and amortization, net of (gains) losses on disposals	61,207	2,495	63,702
Interest expense	24,976	215	25,191
Pretax loss	(16,633)	(235)	(16,868)
Income tax benefit	(6,395)	(79)	(6,474)
Identifiable assets	3,668,026	121,317	3,789,343

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Nine months ended December 31, 2008
Total revenues	$1,483,062	$93,811	$1,576,873
Depreciation and amortization, net of (gains) losses on disposals	200,957	6,259	207,216
Interest expense	74,301	473	74,774
Pretax earnings	71,983	6,426	78,409
Income tax expense	27,526	2,185	29,711
Identifiable assets	3,804,372	91,988	3,896,360

Nine months ended December 31, 2007
Total revenues	$1,526,439	$89,638	$1,616,077
Depreciation and amortization, net of (gains) losses on disposals	163,812	7,084	170,896
Interest expense	75,787	569	76,356
Pretax earnings	129,553	3,498	133,051
Income tax expense	50,028	1,191	51,219
Identifiable assets	3,668,026	121,317	3,789,343

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. Employee Benefit Plans

The components of net periodic benefit costs with respect to post retirement benefits were as follows:

	Quarter Ended December 31,
	2008	2007
	(Unaudited)
	(In thousands)
Service cost for benefits earned during the period	$102	$168
Interest cost on accumulated postretirement benefit	135	152
Amortization of gain	(23)	-
Net periodic postretirement benefit cost	$214	$320

	Nine Months Ended December 31,
	2008	2007
	(Unaudited)
	(In thousands)
Service cost for benefits earned during the period	$308	$504
Interest cost on accumulated postretirement benefit	403	456
Amortization of gain	(70)	-
Net periodic postretirement benefit cost	$641	$960

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

Level 2 – Quoted prices for identical or similar financial instruments in markets that are not considered to be active, or similar financial instruments for which all significant inputs are observable, either directly or indirectly, or inputs other than quoted prices that are observable, or inputs that are derived principally from or corroborated by observable market data through correlation or other means; or

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and are unobservable. These reflect management’s assumptions about the assumptions a market participant would use in pricing the asset or liability.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table represents the financial assets and liabilities on the condensed consolidated balance sheet that are subject to SFAS 157 and the valuation approach applied to each of these items.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited)
	(In thousands)
Assets
Short-term investments	$352,200	$352,200	$-	$-
Fixed maturities - available for sale	529,901	509,701	17,237	2,963
Preferred stock	8,406	8,406	-	-
Common stock	16	-	-	16
Total	$890,523	$870,307	$17,237	$2,979

Liabilities
Guaranteed residual values of TRAC leases	-	-	-	-
Derivatives	$84,978	$-	$84,978	$-
Total	$84,978	$-	$84,978	$-

The following table represents the fair value measurements at December 31, 2008 using significant unobservable inputs (Level 3).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	(Unaudited)
	(In thousands)

	Fixed Maturities - Auction Rate Securities	Common Stock - Newtek	Total

Balance at March 31, 2008	$-	$31	$31
Common Stock - Newtek loss (realized/unrealized)	-	(5)	(5)
Balance at June 30, 2008	$-	$26	$26
Common Stock - Newtek gain (realized/unrealized)	-	1	1
Balance at September 30, 2008	$-	$27	$27
Transfers in and/or out of Level 3 (a)	2,963	-	2,963
Common Stock - Newtek loss (realized/unrealized)	-	(11)	(11)
Balance at December 31, 2008	$2,963	$16	$2,979

 (a) Reflects the transfer of adjustable rate securities for which no meaningful market rate bids are currently available. The valuation of these assets was based on a pricing matrix system as determined by the custodian of these securities.

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our “Critical Accounting Policies and Estimates” that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our results of operations for the third quarter and first nine months of fiscal 2009, compared with the third quarter and first nine months of fiscal 2008, which is followed by an analysis of changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled “Liquidity and Capital Resources” and “Disclosures about Contractual Obligations and Commercial Commitments.” We conclude this MD&A by discussing our outlook for the remainder of fiscal 2009 and into fiscal 2010.

This MD&A should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including the Notes to Condensed Consolidated Financial Statements. The various sections of this MD&A contain a number of forward-looking statements, as discussed under the caption “Cautionary Statements Regarding Forward-Looking Statements” all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing or in our most recent Annual Report on Form 10-K and in our most recent Quarterly Report, Form 10-Q for the quarter ended September 30, 2008. Our actual results may differ materially from these forward-looking statements.

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

Description of Operating Segments

AMERCO’s four reportable segments are (or were):

(a)	Moving and Storage, comprised of AMERCO, U-Haul, and Real Estate and the subsidiaries of U-Haul and Real Estate,

(b)	Property and Casualty Insurance, comprised of RepWest and its subsidiaries,

(c)	Life Insurance, comprised of Oxford and its subsidiaries, and

(d)	SAC Holding II and its subsidiaries (through October 2007).

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

eMove is an online marketplace that connects consumers to over 3,700 independent Moving Help™ service providers and over 3,800 independent Self-Storage Affiliates. Our network of customer-rated affiliates provides pack and load help, cleaning help, self-storage and similar services, all over North America. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

Property and Casualty Insurance Operating Segment

RepWest provides loss adjusting and claims handling for U-Haul through regional offices across North America. RepWest also underwrites components of the Safemove, Safetow and Safestor protection packages to U-Haul customers. We continue to focus on increasing the penetration of these products into the market. The business plan for RepWest includes offering property and casualty products in other U-Haul related programs.

Life Insurance Operating Segment

Oxford provides life and health insurance products primarily to the senior market through the direct writing or reinsuring of life insurance, Medicare supplement and annuity policies. Additionally, Oxford administered the self-insured employee health and dental plans for Arizona employees of the Company until December 31, 2008.

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

The condensed consolidated balance sheets as of December 31, 2008 and March 31, 2008 include the accounts of AMERCO and its wholly-owned subsidiaries. The December 31, 2008 condensed consolidated statements of operations and cash flows include the accounts of AMERCO and its wholly-owned subsidiaries. The December 31, 2007 condensed consolidated statements of operations and cash flows include the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holding II and its subsidiaries through October 2007.

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

In recent years, the Company has been acquiring a significant number of moving trucks via purchase rather than lease. Management performed an analysis of the expected economic value of new rental trucks and determined that additions to the fleet resulting from purchase should be depreciated on an accelerated method based upon a declining formula. The salvage value and useful life assumptions of the rental truck fleet remain unchanged. Under the declining balances method (2.4 times declining balance) the book value of a rental truck is reduced 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively and then reduced on a straight line basis an additional 10% by the end of year fifteen. Whereas, a standard straight line approach would reduce the book value by approximately 5.3% per year over the life of the truck. For the affected equipment, the accelerated depreciation was $14.1 million and $14.9 million greater than what it would have been if calculated under a straight line approach for the third quarter of fiscal 2009 and 2008, and $42.1 million and $41.6 million for the first nine months of fiscal 2009 and 2008, respectively.

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

During the third quarter of fiscal 2009, the Company entered into an excess of loss reinsurance agreement with a third-party reinsurer covering a portion of expected accident liability losses for policy years 2001 through 2005. The Company recorded $13.8 million of projected recoveries as an Other Asset and deferred this gain until actual recoveries, if any, are collected in the future.

Impairment of Investments

For investments accounted for under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities in determining if and when a decline in market value below amortized cost is other-than-temporary, management makes certain assumptions or judgments in its assessment including but not limited to: ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. The Company’s insurance subsidiaries recognized $0.2 million in other-than-temporary impairments for the third quarter of both fiscal 2009 and 2008 and $0.4 million for the first nine months of both fiscal 2009 and 2008.

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

Adoption of New Accounting Pronouncements

Fair Value of Financial Instruments

The Company adopted SFAS 157 effective April 1, 2008, its required effective date for AMERCO. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not change existing guidance about whether an asset or liability is carried at fair value. The definition of fair value according to SFAS 157 is the price that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The assets primarily affected by the adoption of SFAS 157 at the Company include the interest rate swaps held by U-Haul to fix interest rates on its variable rate debt and the available for sale investment portfolios at Oxford and RepWest. For more information please see Note 12 Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities to require expanded disclosures about derivative instruments and hedging activities regarding (1) the ways in which an entity uses derivatives, (2) the accounting for derivatives and hedging activities, and (3) the impact that derivatives have (or could have) on an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements of fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. While disclosures for earlier comparative periods presented at initial adoption are not required, they are encouraged; following initial adoption, comparative disclosures are required only for periods after such adoption. The adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated financial statements.

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended December 31, 2008 compared with the Quarter Ended December 31, 2007

Listed below on a consolidated basis are revenues for our major product lines for the third quarter of fiscal 2009 and the third quarter of fiscal 2008:

	Quarter Ended December 31,
	2008	2007
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$311,657	$326,937
Self-storage revenues	27,397	29,630
Self-moving and self-storage products and service sales	38,663	43,211
Property management fees	6,059	6,925
Life insurance premiums	27,509	27,757
Property and casualty insurance premiums	8,029	7,738
Net investment and interest income	14,913	16,008
Other revenue	8,357	7,254
Consolidated revenue	$442,584	$465,460

Self-moving equipment rental revenues decreased $15.3 million during the third quarter of fiscal 2009, compared with the third quarter of fiscal 2008. One-way rental transactions decreased for the quarter as compared with the same period last year due in part to inclement weather.

Self-storage revenues decreased $2.2 million for the third quarter of fiscal 2009, compared with the third quarter of fiscal 2008. The deconsolidation of SAC Holding II, effective as of October 31, 2007 accounted for $1.7 million of the decrease. At Company-owned locations, average occupied rooms during the quarter decreased in proportion to the decline in revenue at these facilities. The Company continues to add new rooms to the portfolio through acquisitions and development at existing facilities.

Sales of self-moving and self-storage products and services decreased $4.5 million for the third quarter of fiscal 2009, compared with the third quarter of fiscal 2008. The deconsolidation of SAC Holding II accounted for $1.1 million of the decrease. Decreased self-moving transactions for the quarter also negatively affected our product and service sales.

Premiums at RepWest increased $0.3 million due to increases in U-Haul related business.

Oxford’s premium revenues decreased $0.2 million primarily as a result of decreases in Medicare supplement premiums.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $442.6 million in the third quarter of fiscal 2009, compared with $465.5 million in the third quarter of fiscal 2008.

Listed below are revenues and earnings (loss) from operations at each of our four operating segments for the third quarter of fiscal 2009 and the third quarter of fiscal 2008. The insurance companies’ third quarters ended September 30, 2008 and 2007.

	Quarter Ended December 31,
	2008	2007
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$399,851	$419,443
Earnings (loss) from operations	(16,505)	5,435
Property and casualty insurance
Revenues	10,317	10,892
Earnings from operations	2,609	2,266
Life insurance
Revenues	33,342	33,843
Earnings from operations	3,888	5,047
SAC Holding II
Revenues	-	3,551
Earnings from operations	-	851
Eliminations
Revenues	(926)	(2,269)
Earnings from operations	(3,993)	(5,276)
Consolidated results
Revenues	442,584	465,460
Earnings (loss) from operations	(14,001)	8,323

Total costs and expenses decreased $0.6 million in the third quarter of fiscal 2009, compared with the third quarter of fiscal 2008. The deconsolidation of SAC Holding II accounted for a $1.7 million decrease. Separately, variable costs including U-Move commissions and cost of sales declined in relation to the related revenues. Additionally, the Company continues to recognize positive prior year loss experience on its portion of self-insured liability risk related to the rental fleet. These decreases were largely offset by increased fleet-related costs including lease expense, depreciation and loss on the disposal of rental equipment.

As a result of the aforementioned changes in revenues and expenses, earnings (loss) from operations were ($14.0) million in the third quarter of fiscal 2009, compared with $8.3 million in the third quarter of fiscal 2008.

Interest expense in the third quarter of fiscal 2009 was $26.0 million, compared with $25.2 million in the third quarter of fiscal 2008. The increase in interest expense in fiscal 2009 is related to increased debt.

Income tax benefit was $15.0 million in the third quarter of fiscal 2009, compared with $6.5 million in the third quarter of fiscal 2008 and reflects larger pretax losses for the third quarter of fiscal 2009.

Dividends accrued on our Series A preferred stock were $3.2 million in third quarter of fiscal 2009, unchanged from the third quarter of fiscal 2008.

As a result of the above mentioned items, losses applicable to common shareholders were $28.2 million in the third quarter of fiscal 2009, compared with $13.6 million in the third quarter of fiscal 2008.

The weighted average common shares outstanding basic and diluted were 19,347,660 in third quarter of fiscal 2009, compared with 19,746,237 in the third quarter of fiscal 2008.

Basic and diluted losses per common share in the third quarter of fiscal 2009 were $1.46, compared with $0.69 in the third quarter of fiscal 2008.

Moving and Storage

Quarter Ended December 31, 2008 compared with the Quarter Ended December 31, 2007

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the third quarter of fiscal 2009 and the third quarter of fiscal 2008:

	Quarter Ended December 31,
	2008	2007
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$311,597	$326,937
Self-storage revenues	27,397	27,958
Self-moving and self-storage products and service sales	38,663	42,134
Property management fees	6,059	7,137
Net investment and interest income	8,006	9,029
Other revenue	8,129	6,248
Moving and Storage revenue	$399,851	$419,443

Self-moving equipment rental revenues decreased $15.3 million during the third quarter of fiscal 2009, compared with the third quarter of fiscal 2008. One-way rental transactions decreased for the quarter as compared with the same period last year due in part to inclement weather.

Self-storage revenues for Company-owned locations decreased $0.6 million for the third quarter of fiscal 2009, compared with the third quarter of fiscal 2008. Average occupied rooms during the quarter decreased in proportion to the decline in revenue. The Company continues to add new rooms to the portfolio through acquisitions and development at existing facilities.

Sales of self-moving and self-storage products and services decreased $3.5 million for the third quarter of fiscal 2009, compared with the third quarter of fiscal 2008. Decreased self-moving transactions for the quarter also negatively affected our product and service sales.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements for Moving and Storage represent Company-owned locations only. Self-storage data for our owned storage locations is as follows:

	Quarter Ended December 31,
	2008	2007
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of December 31	137	132
Square footage as of December 31	11,033	10,529
Average number of rooms occupied	106	108
Average occupancy rate based on room count	78.0%	82.6%
Average square footage occupied	8,718	8,740

Total costs and expenses increased $1.6 million in the third quarter of fiscal 2009, compared with the third quarter of fiscal 2008. Variable costs including U-Move commissions and cost of sales declined in relation to the related revenues. Additionally, the Company continues to recognize positive prior year loss experience on its portion of self-insured liability risk related to the rental fleet. These decreases were offset by increased fleet-related costs including lease expense, depreciation and loss on the disposal of rental equipment.

Equity in the earnings of AMERCO’s insurance subsidiaries decreased $0.8 million in the third quarter of fiscal 2009, compared with the third quarter of fiscal 2008.

As a result of the above mentioned changes in revenues and expenses, earnings (loss) from operations were ($16.5) million in the third quarter of fiscal 2009, compared with $5.4 million in the third quarter of fiscal 2008.

Republic Western Insurance Company

Quarter Ended September 30, 2008 compared with the Quarter Ended September 30, 2007

Net premiums were $8.1 million and $7.7 million for the third quarters ended September 30, 2008 and 2007, respectively. The increased premiums were a result of U-Haul customer related programs.

Net investment income was $2.2 million and $3.2 million for the third quarters ended September 30, 2008 and 2007, respectively. The reduction was due to a decrease in the overall size of the investment portfolio and lower rates on short term investments.

Net operating expenses were $3.1 million and $4.2 million for the third quarters ended September 30, 2008 and 2007, respectively. The decrease was a result of lower professional fees and an overall reduction of operating expense.

Benefits and losses incurred were $4.6 million and $4.4 million for the third quarters ended September 30, 2008 and 2007, respectively.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $2.6 million and $2.3 million for the third quarters ended September 30, 2008 and 2007, respectively.

Oxford Life Insurance Company

Quarter Ended September 30, 2008 compared with the Quarter Ended September 30, 2007

Net premiums were $27.5 million and $27.8 million for the third quarters ended September 30, 2008 and 2007, respectively. Medicare supplement premiums decreased by $1.4 million due to lapses in excess of new sales. Life insurance premiums increased by $1.7 million due to increased sales. Credit life and disability premiums decreased by $0.4 million.

Net investment income was $5.0 million and $4.8 million for the third quarters ended September 30, 2008 and 2007, respectively. The increase was primarily due to a higher investment yield in the current period.

Other income was $0.8 million and $1.3 million for the third quarters ended September 30, 2008 and 2007, respectively. The decrease was due to fewer annuity surrenders in the quarter resulting in a decrease in fees collected.

Net operating expenses were $5.7 million and $6.7 million for the third quarters ended September 30, 2008 and 2007, respectively. The decrease was primarily attributable to a reduction of expenses for the credit segment and capitalization of life insurance acquisition expenses.

Benefits incurred were $21.1 million and $19.4 million for the third quarters ended September 30, 2008 and 2007, respectively. The increase was primarily the result of higher Medicare supplement benefits of $0.7 million and an increase in reserves for the life business of $1.2 million due to the increased sales volume.

Amortization of deferred acquisition costs (“DAC”) and the value of business acquired (“VOBA”) was $2.7 million for each of the third quarters ended September 30, 2008 and 2007.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $3.9 million and $5.0 million for the third quarters ended September 30, 2008 and 2007, respectively.

AMERCO and Consolidated Entities

Nine Months Ended December 31, 2008 compared with the Nine Months Ended December 31, 2007

Listed below on a consolidated basis are revenues for our major product lines for the first nine months of fiscal 2009 and the first nine months of fiscal 2008:

	Nine Months Ended December 31,
	2008	2007
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,140,930	$1,155,240
Self-storage revenues	82,849	94,754
Self-moving and self-storage products and service sales	159,515	174,420
Property management fees	15,496	14,865
Life insurance premiums	81,525	84,881
Property and casualty insurance premiums	21,512	20,986
Net investment and interest income	44,492	46,695
Other revenue	30,554	24,236
Consolidated revenue	$1,576,873	$1,616,077

Self-moving equipment rental revenues decreased $14.3 million during the first nine months of fiscal 2009, compared with the first nine months of fiscal 2008. One-way rental transactions decreased over the last two months of the third quarter as compared with the same period last year due in large part to exceptionally poor weather leading to the overall decline in self-moving equipment rental revenues for the nine months. In fiscal 2009, the average number of trucks in the fleet has decreased slightly compared to the same period last year. Average utilization for the rental truck fleet has increased over the same time period.

Self-storage revenues decreased $11.9 million for the first nine months of fiscal 2009, compared with the first nine months of fiscal 2008. The deconsolidation of SAC Holding II, which was effective October 31, 2007, accounted for $11.5 million of the decrease. Regarding the remaining $0.4 million decrease, declines in average occupied rooms at Company-owned locations during the nine months were partially offset by improvements in pricing realized in the first half of the year. The Company continues to add new rooms to the portfolio through acquisitions and development at existing facilities.

Sales of self-moving and self-storage products and services decreased $14.9 million for the first nine months of fiscal 2009, compared with the first nine months of fiscal 2008. The deconsolidation of SAC Holding II accounted for $10.0 million of the decrease while the remaining portion was related primarily to lower sales of hitches, towing accessories and rental support items.

Premiums at RepWest increased $0.5 million due to U-Haul related business.

Oxford’s premium revenues decreased $3.4 million primarily as a result of decreases in Medicare supplement premiums.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $1,576.9 million in the first nine months of fiscal 2009, compared with $1,616.1 million in the first nine months of fiscal 2008.

Listed below are revenues and earnings from operations at each of our four operating segments for the first nine months of fiscal 2009 and the first nine months of fiscal 2008. The insurance companies’ first nine months ended September 30, 2008 and 2007.

	Nine Months Ended December 31,
	2008	2007
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,449,370	$1,467,608
Earnings from operations	146,031	198,906
Property and casualty insurance
Revenues	28,892	30,301
Earnings from operations	7,009	8,304
Life insurance
Revenues	100,921	104,486
Earnings from operations	13,391	10,929
SAC Holding II
Revenues	-	28,102
Earnings from operations	-	7,926
Eliminations
Revenues	(2,310)	(14,420)
Earnings from operations	(13,248)	(16,658)
Consolidated results
Revenues	1,576,873	1,616,077
Earnings from operations	153,183	209,407

Total costs and expenses increased $17.0 million during the first nine months of fiscal 2009, compared with the first nine months of fiscal 2008. The deconsolidation of SAC Holding II accounted for an $11.9 million decrease. The Company continues to recognize positive prior year loss experience on its portion of self-insured liability risk related to the rental fleet. These decreases were offset by increased fleet-related costs. The Company has increased its allocation of fleet funding to operating leases in fiscal 2009 resulting in a $10.8 million increase in lease expense for the nine months, compared with the same period last year. Depreciation related to the rental fleet has increased $13.7 million and the loss on the disposal of equipment has increased $14.0 million for the nine months, compared with the same period last year.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $153.2 million in the first nine months of fiscal 2009, compared with $209.4 million in the first nine months of fiscal 2008.

Interest expense in the first nine months of fiscal 2009 was $74.8 million, compared with $76.4 million in the first nine months of fiscal 2008. The decrease in interest expense in fiscal 2009 is related to the deconsolidation of SAC Holding II partially offset by increased interest expense from the Company related to larger average outstanding balance of notes and loans payable.

Income tax expense was $29.7 million in the first nine months of fiscal 2009, compared with $51.2 million in first nine months of fiscal 2008 and reflects lower pretax earnings for the first nine months of fiscal 2009.

Dividends accrued on our Series A preferred stock were $9.7 million in first nine months of fiscal 2009, unchanged from the first nine months of fiscal 2008.

As a result of the above mentioned items, earnings available to common shareholders were $39.0 million in the first nine months of fiscal 2009, compared with $72.1 million in the first nine months of fiscal 2008.

The weighted average common shares outstanding basic and diluted were 19,347,302 in first nine months of fiscal 2009, compared with 19,820,107 in the first nine months of fiscal 2008.

Basic and diluted earnings per common share in the first nine months of fiscal 2009 were $2.01, compared with $3.64 in the first nine months of fiscal 2008.

Moving and Storage

Nine Months Ended December 31, 2008 compared with the Nine Months Ended December 31, 2007

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first nine months of fiscal 2009 and the first nine months of fiscal 2008:

	Nine Months Ended December 31,
	2008	2007
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,140,870	$1,155,240
Self-storage revenues	82,849	83,285
Self-moving and self-storage products and service sales	159,515	164,381
Property management fees	15,496	16,565
Net investment and interest income	23,034	26,877
Other revenue	27,606	21,260
Moving and Storage revenue	$1,449,370	$1,467,608

Self-moving equipment rental revenues decreased $14.4 million during the first nine months of fiscal 2009, compared with the first nine months of fiscal 2008. One-way rental transactions decreased over the last two months of the third quarter as compared with the same period last year due in large part to inclement weather leading to the overall decline in self-moving equipment rental revenues for the nine months. In fiscal 2009, the average number of trucks in the fleet has decreased slightly compared with the same period last year. Average utilization for the rental truck fleet has increased over the same time period.

Self-storage revenues for Company-owned locations decreased $0.4 million for the first nine months of fiscal 2009, compared with the first nine months of fiscal 2008.  Declines in average occupied rooms during the nine months were partially offset by improvements in pricing realized in the first half of the year.  The Company continues to add new rooms to the portfolio through acquisitions and development at existing facilities.

Sales of self-moving and self-storage products and services decreased $4.9 million for the first nine months of fiscal 2009, compared with the first nine months of fiscal 2008, with the decline related primarily to lower sales of hitches, towing accessories and rental support items.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements for Moving and Storage represent Company-owned locations only. Self-storage data for our owned storage locations is as follows:

	Nine Months Ended December 31,
	2008	2007
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of December 31	137	132
Square footage as of December 31	11,033	10,529
Average number of rooms occupied	107	110
Average occupancy rate based on room count	80.2%	84.9%
Average square footage occupied	8,808	8,835

Total costs and expenses increased $35.1 million for the first nine months of fiscal 2009, compared with the first nine months of fiscal 2008. The Company continues to recognize positive prior year loss experience on its portion of self-insured liability risk related to the rental fleet. These decreases were offset by increased fleet-related costs. The Company has increased its allocation of fleet funding to operating leases in fiscal 2009 resulting in a $10.4 increase in lease expense for the nine months, compared with the same period last year. Depreciation related to the rental fleet has increased $13.7 million and the loss on the disposal of equipment has increased $14.0 million for the nine months, compared to the same period last year.

Equity in the earnings of AMERCO’s insurance subsidiaries increased $0.6 million in the first nine months of fiscal 2009, compared with the first nine months of fiscal 2008.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $146.0 million in the first nine months of fiscal 2009, compared with $198.9 million in the first nine months of fiscal 2008.

Republic Western Insurance Company

Nine Months Ended September 30, 2008 compared with the Nine Months Ended September 30, 2007

Net premiums were $21.6 million and $21.0 million for the nine months ended September 30, 2008 and 2007, respectively. The increased premiums were the result of U-Haul customer related programs.

Net investment income was $7.3 million and $9.3 million for the nine months ended September 30, 2008 and 2007, respectively. The reduction was due to a decrease in the overall size of the investment portfolio and lower rates on short-term investments.

Net operating expenses were $7.9 million and $10.7 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease was a result of lower litigation related expenses and an overall reduction of operating expenses.

Benefits and losses incurred were $14.0 million and $11.1 million for the nine months ended September 30, 2008 and 2007, respectively. The increase was a result of additional reserves recorded for discontinued lines.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $7.0 million and $8.3 million for the nine months ended September 30, 2008 and 2007, respectively.

Oxford Life Insurance Company

Nine Months Ended September 30, 2008 compared with the Nine Months Ended September 30, 2007

Net premiums were $81.5 million and $84.9 million for the nine months ended September 30, 2008 and 2007, respectively. Medicare supplement premiums decreased by $4.6 million due to lapses in excess of new sales. Life insurance premiums increased by $4.7 million due to increased sales. Credit life and disability premiums decreased by $1.7 million as a result of no new sales. Annuity premiums decreased by $0.9 million as a result of fewer contract holders electing payouts during the period.

Net investment income was $15.2 million and $15.9 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease was primarily due to a smaller invested asset base for the current period.

Other income was $4.2 million and $3.7 million for the nine months ended September 30, 2008 and 2007, respectively. The increase was due to the settlement of an arbitration related to the acquisition of DGLIC offset by less surrender fee income.

Net operating expenses were $16.9 million and $19.5 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease was primarily attributable to a reduction of expenses related to the credit segment and capitalization of life insurance acquisition expenses.

Benefits incurred were $63.5 million and $64.3 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease is primarily the result of lower disability claims of $2.2 million and lower Medicare supplement benefits of $2.1 million offset by a benefit increase in reserves for the life business of $4.0 million due to the increased sales volume.

Amortization of DAC and VOBA was $7.1 million and $9.7 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease was the result of runoff of the credit business of $1.2 million, full amortization of the Christian Fidelity Life Insurance Company VOBA in 2007 of $1.1 million and a smaller base of annuity values and fewer contract surrenders of $0.6 million.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $13.4 million and $10.9 million for the nine months ended September 30, 2008 and 2007, respectively.

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

At December 31, 2008, cash and cash equivalents totaled $311.5 million, compared with $206.6 million on March 31, 2008. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). As of December 31, 2008 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and obligations of each operating segment were:

	Moving & Storage	RepWest (a)	Oxford (a)
	(Unaudited)
	(In thousands)

Cash and cash equivalents	$272,488	$33,224	$5,805
Other financial assets	340,405	369,833	549,209
Debt obligations	1,560,557	-	-

(a) As of September 30, 2008

At December 31, 2008, our Moving and Storage operations (AMERCO, U-Haul and Real Estate) had cash available under existing credit facilities of $42.7 million comprised of:

December 31, 2008
(Unaudited)
(In millions)

Real estate loan (revolving credit)	$30.0
Construction loan (revolving credit)	2.7
Working capital loan (revolving credit)	10.0
$42.7

Cash provided by operating activities decreased by $50.0 million in the first nine months of fiscal 2009, compared with fiscal 2008. Fiscal 2008 included a $20.0 million payment from SAC Holdings reducing their outstanding note payable with AMERCO. The decrease in operating earnings in the Moving and Storage segment has contributed to the decline in overall operating cash flows.

Net cash used in investing activities decreased $108.2 million in the first nine months of fiscal 2009, compared with fiscal 2008, largely due to a shift in using operating leases for the majority of new truck acquisitions instead of debt financing. Additionally, cash held at RepWest has increased from investment maturities of which the proceeds have not yet been reinvested.

Cash provided by financing activities decreased $80.1 million in the first nine months of fiscal 2009, compared with fiscal 2008. As the allocation of new truck financing has shifted from primarily debt to largely operating leases, cash provided by debt financing has declined compared with the same period last year.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily reflected new rental equipment acquisitions and the buyouts of existing fleet from TRAC leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment, and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and support operations. U-Haul estimates that during fiscal 2009, the Company will reinvest in its truck and trailer rental fleet up to approximately $350.0 million, net of equipment sales. Through the first nine months of fiscal 2009, the Company has invested, net of sales, approximately $336.0 million. Fleet investments beyond fiscal 2009 will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the investments for the remainder of fiscal 2009 and into fiscal 2010 will be funded largely through external lease financing, and supplemented with debt financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. The Company’s plan for the physical expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. The Company is funding these development projects through construction loans and internally generated funds. For fiscal 2009, the Company has committed nearly $80.0 million to new construction of which approximately $45.6 million has not yet been spent and has allocated $70.0 million to new acquisitions of which approximately $24.5 million has been spent and nearly $14.0 million is in escrow. The timing of these projects is dependent upon several factors including the entitlement process, availability of capital, weather, and the identification and/or successful acquisition of target properties. U-Haul's growth plan in self-storage also includes eMove, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and operating lease fundings) were $210.5 million and $305.2 million in the first nine months of fiscal 2009 and 2008, respectively. During the first nine months of fiscal 2009 and 2008, the Company entered into $265.5 million and $129.1 million, respectively of new equipment operating leases.

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

Stockholder’s equity was $146.4 million and $148.6 million at September 30, 2008 and December 31, 2007, respectively. The decrease resulted from earnings of $4.6 million offset by a dividend paid to AMERCO of $5.5 million, and a decrease in other comprehensive income of $4.8 million. RepWest does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Oxford manages its financial assets to meet policyholder and other obligations including investment contract withdrawals. Oxford’s net withdrawals for the nine months ended September 30, 2008 was $25.4 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Oxford’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Oxford’s stockholder’s equity was $154.1 million and $150.7 million at September 30, 2008 and December 31, 2007, respectively. The increase resulted from earnings of $8.7 million and a decrease in other comprehensive income of $5.3 million. Oxford does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Cash provided from operating activities were $253.7 million and $305.4 million in the first nine months of fiscal 2009 and 2008, respectively. Fiscal 2008 included a $20.0 million payment from SAC Holdings reducing their outstanding note payable with AMERCO and the decrease in operating earnings for the first nine months of fiscal 2009.

Property and Casualty Insurance

Cash flows used by operating activities were $3.4 million and $4.9 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease in cash flow used by operations is a result of the reduction of related party assets and less of a reduction on reserves of terminated lines in 2008 in comparison with 2007.

RepWest’s cash and cash equivalents and short-term investment portfolio were $118.4 million and $79.3 million at September 30, 2008 and December 31, 2007, respectively. This balance reflects funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs. Capital and operating budgets allow RepWest to schedule cash needs in accordance with investment and underwriting proceeds

Life Insurance

Cash flows provided by operating activities were $2.6 million and $0.6 million for the first nine months ended September 30, 2008 and 2007, respectively. The increase was the result of an additional $2.0 million principal payment in July 2007 to AMERCO on an intercompany surplus note as compared with 2008.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Oxford’s short-term portfolio. At September 30, 2008 and December 31, 2007, cash and cash equivalents and short-term investments amounted to $31.8 million and $37.7 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

Liquidity and Capital Resources-Summary

We believe we have the financial resources needed to meet our business plans and to meet our business requirements including capital expenditures for the investment in and expansion of our rental fleet, rental equipment and storage space, working capital requirements, and our preferred stock dividend program.

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment operating leases. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contain provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management feels it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing facilities to meet the current and expected needs of the Company over the next several years. At December 31, 2008, we had cash availability under existing credit facilities of $42.7 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. Despite the current financial market conditions, we believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 3 Borrowings of the Notes to Condensed Consolidated Financial Statements.

Fair Value of Financial Instruments

On April 1, 2008 we adopted SFAS 157. Effective on this date, assets and liabilities recorded at fair value on the condensed consolidated balance sheets were measured and classified based upon a three tiered approach to valuation. SFAS 157 requires that financial assets and liabilities recorded at fair value be classified and disclosed in a Level 1, Level 2 or Level 3 category. For more information, see Note 12 Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements.

The available-for-sale securities held by the Company are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. At December 31, 2008, we had $3.0 million of available-for-sale assets classified in Level 3.

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

AMERCO utilizes operating leases for certain rental equipment and facilities with terms expiring substantially through 2016, with the exception of one land lease expiring in 2034. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, AMERCO has guaranteed approximately $181.7 million of residual values at December 31, 2008 for these assets at the end of their respective lease terms. AMERCO has been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of AMERCO’s minimum lease payments and residual value guarantees was $629.3 million at December 31, 2008.

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

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $20.1 million and $19.4 million from the above mentioned entities during the first nine months of fiscal 2009 and 2008, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater.  Mercury is substantially controlled by Mark V. Shoen.  James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $1.8 million and $1.5 million for the first nine months of fiscal 2009 and 2008, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At December 31, 2008, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based on equipment rental revenues. The Company paid the above mentioned entities $27.5 million and $28.7 million in commissions pursuant to such dealership contracts during the first nine months of fiscal 2009 and 2008, respectively.

These agreements along with notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $30.2 million, expenses of $1.8 million and cash flows of $30.9 million during the first nine months of fiscal 2009. Revenues and commission expenses related to the Dealer Agreements were $130.1 million and $27.5 million, respectively.

During the first nine months of fiscal 2009, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. The Company does not have an equity ownership interest in SAC Holdings. The Company recorded interest income of $13.8 million and $14.0 million, and received cash interest payments of $11.6 million and $14.9 million, from SAC Holdings during the first nine months of fiscal 2009 and 2008, respectively. The largest aggregate amount of notes receivable outstanding during the first nine months of fiscal 2009 was $198.1 million and the aggregate notes receivable balance at December 31, 2008 was $197.7 million. In accordance with the terms of these notes, SAC Holdings may repay the notes without penalty or premium at any time.

Fiscal 2010 Outlook

In the fourth quarter of fiscal 2009 and into fiscal 2010, we are focused on increasing transaction volume and improving pricing, product mix and utilization for self-moving equipment rentals. Investing in our truck fleet is a key initiative to reach these goals. During the first nine months of fiscal 2009, we have added nearly 17,000 new trucks. Our plans include manufacturing additional box trucks and maintaining our pickup and cargo van fleet. This investment is expected to increase the availability of our equipment to meet our customer demands and to reduce future spending on repair costs and equipment downtime. Revenue in the U-Move program could continue to be adversely impacted should we fail to execute in any of these areas. Even if we execute our plans we could see declines in revenues primarily due to the adverse economic conditions that are beyond our control.

We are also working towards increasing our storage occupancy at existing sites, adding new eMove Storage Affiliates and building new locations. We believe that occupancy gains in our current portfolio of locations can be realized in fiscal 2010. While the Company saw increased storage revenue in fiscal 2008 due to pricing, this trend may not continue. The Company continues to evaluate new moving and storage opportunities in the market place including the introduction of portable storage in selected markets.

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

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)

$78,793	(a), (b)	(6,707)	5/10/2006	4/10/2012	5.06%	1 Month LIBOR
88,273	(a), (b)	(8,564)	10/10/2006	10/10/2012	5.57%	1 Month LIBOR
29,360	(a)	(3,407)	7/10/2006	7/10/2013	5.67%	1 Month LIBOR
276,667	(a)	(56,940)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
20,250	(a)	(2,136)	2/12/2007	2/10/2014	5.24%	1 Month LIBOR
13,750	(a)	(1,366)	3/10/2007	3/10/2014	4.99%	1 Month LIBOR
13,750	(a)	(1,355)	3/10/2007	3/10/2014	4.99%	1 Month LIBOR
18,000	(a), (b)	(1,045)	8/15/2008	6/15/2015	3.62%	1 Month LIBOR
18,050	(a)	(1,310)	8/29/2008	7/10/2015	4.04%	1 Month LIBOR
28,500	(a)	(2,147)	9/30/2008	9/10/2015	4.16%	1 Month LIBOR

(a) interest rate swap agreement
(b) forward swap

As of December 31, 2008, the Company had approximately $787.0 million of variable rate debt obligations. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $2.0 million annually (after consideration of the effect of the above derivative contracts).

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 6.0% and 5.6% of our revenue in the first nine months of fiscal 2009 and 2008, respectively were generated in Canada. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material. We typically do not hedge any foreign currency risk since the exposure is not considered material.

Item 4.                      Controls and Procedures

Attached as exhibits to this Form 10-Q are certifications of the registrants’ Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This "Controls and Procedures" section includes information concerning the controls and procedures evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented in Evaluation of Disclosure Controls and Procedures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding our legal proceedings can be found under Note 7 Contingencies of the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

We are not aware of any material updates to the risk factors described in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 5, 2007, we announced that the Board had authorized us to repurchase up to $50.0 million of our common stock. The stock was repurchased by the Company from time to time on the open market through December 31, 2008. The extent to which the Company repurchased its shares and the timing of such purchases were dependent upon market conditions and other corporate considerations. The purchases were funded from available working capital. During the third quarter of fiscal 2009, no shares of our common stock were repurchased, with the exception of the shares repurchased under our Odd Lot Repurchase Program detailed below. This program terminated on December 31, 2008.

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

On August 8, 2008, we announced the Board had authorized us to initiate a no-fee Odd Lot Repurchase Program to purchase AMERCO common stock held by persons who own less than 100 shares of AMERCO common stock. The Program offer expired at 5:00 p.m. Eastern Standard Time on December 31, 2008. The following table details the shares purchased as part of the Program.

Period	Total # of Shares Repurchased	Average Price Paid per Share (1)	Total $ of Shares Repurchased as Part of Odd Lot Program
	(Unaudited)

Second Quarter Total	15,679	$42.04	$659,205

October 1 - 31, 2008	4,786	$42.37	$202,804
November 1 - 30, 2008	2,147	38.26	82,141
December 1 - 31, 2008	519	35.68	18,517
Third Quarter Total	7,452	$40.72	$303,462

Cumulative Plan Total	23,131	$41.62	$962,667

(1) Represents weighted average purchase price for the periods presented.

On December 3, 2008, the Board authorized and directed us to amend the Employee Stock Ownership Plan (“ESOP”) to provide that distributions under the Plan with respect to accounts valued at no more than $1,000 shall be in the form of cash at the sole discretion of the advisory committee, subject to a participant’s or beneficiary’s right to elect a distribution of AMERCO common stock. The Board also authorized us, using management’s discretion, to buy back shares of former employee ESOP participants whose respective ESOP account balances are valued at more than $1,000 but who own less than 100 shares, at the then-prevailing market prices. During the third quarter of fiscal 2009, no such shares were purchased.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of AMERCO	Incorporated by reference to Exhibit 3.1 to AMERCO’s Registration Statement on form S-4 filed March 30, 2004, file number 1-11255
3.2	Restated By-Laws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on December 5, 2007, file No. 1-11255
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Accounting Officer of AMERCO	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Chief Accounting Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    AMERCO

Date:  February 4, 2009                                                                                            /s/ Edward J. Shoen
                                                   Edward J. Shoen
                                                   President and Chairman of the Board
                                                   (Duly Authorized Officer)

Date:  February 4, 2009                                                                                                           /s/ Jason A. Berg
                                                  Jason A. Berg
                                                  Chief Accounting Officer
                                                  (Principal Financial Officer)