Form 10-K
period 2009-03-31
AMERCO /NV/
filed 2009-06-04
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2009

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of a “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐                                                      Accelerated filer ☑                                           Non-accelerated filer ☐                                           Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of AMERCO common stock held by non-affiliates on September 30, 2008 was $235,669,452. The aggregate market value was computed using the closing price for the common stock trading on NASDAQ on such date. Shares held by executive officers, directors and persons owning directly or indirectly more than 5% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

19,607,788 shares of AMERCO Common Stock, $0.25 par value were outstanding at June 1, 2009.

Documents incorporated by reference: Portions of AMERCO’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed within 120 days after AMERCO’s fiscal year ended March 31, 2009, are incorporated by reference into Part III of this report.

PART I

Item 1.    Business

 Company Overview

We are North America’s largest “do-it-yourself” moving and storage operator through our subsidiary U-Haul International, Inc. (“U-Haul”). U-Haul is synonymous with “do-it-yourself” moving and storage and is a leader in supplying products and services to help people move and store their household and commercial goods. Our primary service objective is to provide a better and better product or service to more and more people at a lower and lower cost. Unless the context otherwise requires, the term “Company,” “we,” “us,” or “our” refers to AMERCO and all of its legal subsidiaries.

We were founded in 1945 under the name “U-Haul Trailer Rental Company.” Since 1945, we have rented trailers. Starting in 1959, we rented trucks on a one-way and in-town basis exclusively through independent U-Haul dealers. Since 1974, we have developed a network of U-Haul managed retail centers, through which we rent our trucks and trailers, self storage rooms and sell moving and self-storage products and services to complement our independent dealer network.

We rent our distinctive orange and white U-Haul trucks and trailers as well as offer self-storage rooms through a network of over 1,400 Company operated retail moving centers and approximately 14,400 independent U-Haul dealers. In addition, we have an independent storage facility network with over 4,200 active affiliates. We also sell U-Haul brand boxes, tape and other moving and self-storage products and services to “do-it-yourself” moving and storage customers at all of our distribution outlets and through our eMove web site.

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

For more than sixty years, U-Haul has incorporated sustainable practices into its everyday operations. Our basic business premise of truck-sharing helps reduce greenhouse gas emissions and reduces the need for total large-capacity vehicles. Today, we remain focused on reducing waste within our business model and are dedicated to manufacturing reusable components and recyclable products. This commitment to sustainability, through our products and services, has helped us to reduce our impact on the environment.

Through Republic Western Insurance Company (“RepWest”), our property and casualty insurance subsidiary, we manage the property, liability and related insurance claims processing for U-Haul.  Oxford Life Insurance Company (“Oxford”), our life insurance subsidiary, sells Medicare supplement, life insurance, annuities and other related products to non U-Haul customers and also administered the self-insured employee health and dental plans for  Arizona employees of the Company through December 31, 2008.

 Available Information

AMERCO and U-Haul are each incorporated in Nevada. U-Haul’s internet address is uhaul.com. On AMERCO’s investor relations web site, amerco.com, we post the following filings as soon as practicable after they are electronically filed with or furnished to the United States Securities and Exchange Commission (“SEC”): our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statement related to our annual meeting of stockholders, and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All such filings on our web site are available free of charge. Additionally, you will find these materials on the SEC’s website at www.sec.gov.

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

As of March 31, 2009, our rental fleet consisted of approximately 101,000 trucks, 76,000 trailers and 34,000 towing devices. This equipment and our U-Haul brand of self-moving products and services are available through our network of managed retail moving centers and independent U-Haul dealers. Independent U-Haul dealers receive rental equipment from the Company, act as a rental agent and are paid a commission based on gross revenues generated from their U-Haul rentals.

Our rental truck chassis are manufactured by domestic and foreign truck manufacturers. These chassis are joined with the U-Haul designed and manufactured van boxes primarily at U-Haul operated manufacturing and assembly facilities strategically located throughout the United States. U-Haul rental trucks feature our proprietary Lowest DeckSM, which provides our customers with extra ease of loading. The loading ramps on our trucks are the widest in the industry, which reduce the effort needed to move belongings. Our trucks are fitted with convenient, padded rub rails with tie downs on every interior wall. Our Gentle Ride SuspensionSM helps our customers safely move delicate and prized possessions. Also, the engineers at our U-Haul Technical Center determined that the softest ride in our trucks was at the front of the van box. Consequently, we designed the part of the van box that hangs over the front cab of the truck to be the location for our customers to place their most fragile items during their move. We call this area Mom’s AtticSM.

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

We also provide customers with equipment to transport their vehicle. We provide two towing options; auto transport, in which all four wheels are off the ground and a tow dolly, in which the front wheels of the towed vehicle are off the ground.

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

We estimate that U-Haul is North America’s largest seller and installer of hitches and towing systems. In addition to towing U-Haul equipment, these hitching and towing systems can tow jet skis, motorcycles, boats, campers and horse trailers. Our hitches, ball mounts, and hitch balls undergo stringent testing requirements. Each year, more than one million customers visit our locations for expertise on complete towing systems, trailer rentals and the latest in towing accessories.

U-Haul has one of North America’s largest propane refilling networks, with over 1,000 locations providing this convenient service. We employ trained, certified personnel to refill all propane cylinders and alternative fuel vehicles. Our network of propane dispensing locations is one of the largest automobile alternative refueling networks in North America.

Self-storage is a natural outgrowth of the self-moving industry. Conveniently located U-Haul self-storage rental facilities provide clean, dry and secure space for storage of household and commercial goods, with storage units ranging in size from 6 square feet to over 1,000 square feet. We operate nearly 1,090 self-storage locations in North America, with more than 395,000 rentable rooms comprising approximately 35 million square feet of rentable storage space. Our self-storage centers feature a wide array of security measures, ranging from electronic property access control gates to individually alarmed storage units. At many centers, we offer climate controlled storage rooms to protect temperature sensitive goods such as video tapes, albums, photographs and precious wood furniture.

Another extension of our strategy to make do-it-yourself moving and storage easier is our recently launched “U-Box”TM program.  We deliver a storage container to a location of our customer’s choosing.  Once the container is filled it can be stored at the customer’s location, or picked up by us and taken to one of our storage facilities or moved to a location of the customer’s choice within our expanding delivery area.

Additionally, we offer moving and storage protection packages such as Safemove and Safetow, providing moving and towing customers with a damage waiver, cargo protection and medical and life coverage, and Safestor, protecting storage customers from loss on their goods in storage. For our customers who desire additional coverage over and above the standard Safemove protection, we also offer our Super Safemove product. This package provides the rental customer with a layer of primary liability protection.

Our eMove web site, eMove.com, is the largest network of customers and independent businesses in the self-moving and self-storage industry. The eMove network consists of channels where customers, businesses and service providers transact business. The eMove Moving Help marketplace connects “do-it-yourself” movers with independent service providers to assist movers pack, load, unload, clean, drive and other services. Thousands of independent service providers already participate in the eMove network.

Through the eMove Storage Affiliate Program, independent storage businesses can join the world’s largest self storage reservation system. Self-storage customers making a reservation through eMove can access all of the U-Haul self-storage centers and all of our independent storage affiliate partners for even greater convenience to meet their self-storage needs.

 Description of Operating Segments

AMERCO currently has three reportable segments. They are Moving and Storage (AMERCO, U-Haul and Amerco Real Estate Company (“Real Estate”)), Property and Casualty Insurance and Life Insurance. SAC Holding II Corporation and its subsidiaries (“SAC Holding II”) was a reportable segment through October 2007. Refer to Note 2 Principles of Consolidation of the Notes to Consolidated Financial Statements.

Financial information for each of our operating segments is included in the Notes to Consolidated Financial Statements as part of Item 8: Financial Statements and Supplementary Data of this report.

Moving and Storage Operating Segment

Our Moving and Storage operating segment consists of the rental of trucks, trailers, specialty rental items and self-storage spaces primarily to the household mover as well as sales of moving supplies, towing accessories and propane. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

Net revenue from our Moving and Storage operating segment was approximately 91.4%, 90.6% and 89.9% of consolidated net revenue in fiscal 2009, 2008 and 2007, respectively.

During fiscal 2009, the Company placed over 21,000 new trucks in service. These replacements were a combination of U-Haul manufactured vehicles and purchases. Typically as new trucks are added to the fleet, the Company removes older trucks from the fleet. The total number of rental trucks in the fleet increased during fiscal 2009 as we reduced the number of trucks removed from the fleet for retirement and sale.

Within our truck and trailer rental operation we are focused on expanding our independent dealer network to provide added convenience for our customers. U-Haul has approximately 14,400 dealers which are independent businesses, and are exclusive to U-Haul. U-Haul maximizes vehicle utilization by effective distribution of the truck and trailer fleets among the over 1,400 Company operated centers and approximately 14,400 independent dealers. Utilizing its proprietary reservations management system, the Company’s centers and dealers electronically report their inventory in real-time, which facilitates matching equipment to customer demand. Approximately 56% of all U-Move rental revenue originates from the Company operated centers.

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

U-Haul is one of the largest North American operators of self-storage and has been a leader in the self-storage industry since 1974. U-Haul operates over 395,000 storage rooms, comprising approximately 35 million square feet of storage space with locations in 49 states and 10 Canadian provinces. U-Haul’s owned and managed self-storage facility locations range in size up to 171,500 square feet of storage space, with individual storage units in sizes ranging from 6 square feet to over 1,000 square feet.

The primary market for storage rooms is the storage of household goods. We believe that our self-storage services provide a competitive advantage through such things as Max Security, an electronic system that monitors the storage facility 24 hours a day; climate control; individually alarmed rooms; extended hour access; and an internet-based customer reservation and account management system.

eMove is an online marketplace that connects consumers to over 3,900 independent Moving Help™ service providers and over 4,200 independent Self-Storage Affiliates. Our network of customer-rated affiliates provides pack and load help, cleaning help, self-storage and similar services. Our goal is to further utilize our web based technology platform to increase service to consumers and businesses with needs in the moving and storage market.

For more than sixty years, U-Haul has incorporated sustainable practices into its everyday operations. Our basic business premise of truck-sharing helps reduce greenhouse gas emissions and reduces the need for total large-capacity vehicles. Today, we remain focused on reducing waste and are dedicated to manufacturing reusable components and recyclable products. This commitment to sustainability, through our products and services, has helped us to reduce negative impacts on the environment.

Property and Casualty Insurance Operating Segment

Our Property and Casualty Insurance provides loss adjusting and claims handling for U-Haul through regional offices across North America. Property and Casualty Insurance also underwrites components of the Safemove, Safetow and Safestor protection packages to U-Haul customers. We continue to focus on increasing the penetration of these products. The business plan for Property and Casualty Insurance includes offering property and casualty products in other U-Haul related programs.

Net revenue from our Property and Casualty Insurance operating segment was approximately 1.8%, 1.9% and 1.8% of consolidated net revenue in fiscal 2009, 2008 and 2007, respectively.

Life Insurance Operating Segment

Our Life Insurance provides life and health insurance products primarily to the senior market through the direct writing or reinsuring of life insurance, Medicare supplement and annuity policies. Additionally, Oxford administered the self-insured employee health and dental plans for Arizona employees of the Company through December 31, 2008.

Net revenue from our Life Insurance operating segment was approximately 6.8%, 6.7% and 7.0% of consolidated net revenue in fiscal 2009, 2008 and 2007, respectively.

SAC Holding II Operating Segment

SAC Holding II owns self-storage properties that are managed by U-Haul under property management agreements and also act as independent U-Haul rental equipment dealers. AMERCO, through its subsidiaries, has contractual interests in certain SAC Holding II properties entitling AMERCO to potential future income based on the financial performance of these properties. Prior to November 2007, AMERCO was considered the primary beneficiary of these contractual interests. Consequently, for those reporting periods prior to November 2007, we included the results of SAC Holding II in the consolidated financial statements of AMERCO, as required by Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) (“FIN 46(R)”), Consolidation of Variable Interest Entities. While the deconsolidation affects AMERCO’s financial reporting, it has no operational or financial impact on the Company’s relationship with SAC Holding II.

 Net revenue from our SAC Holding II operating segment was approximately 0.8% and 1.3% of consolidated net revenue in fiscal 2008 and 2007, respectively. Refer to Principles of Consolidation within Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information related to the deconsolidation of SAC Holding II.

Employees

As of March 31, 2009, we employed approximately 17,700 people throughout North America with approximately 98% of these employees working within our Moving and Storage operating segment. Approximately 45% of these employees work on a part-time status.

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

A significant driver of U-Haul’s rental transaction volume is our utilization of an online reservation and sales system, through uhaul.com, eMove.com and our 24-hour 1-800-GO-U-HAUL telephone reservations system. The Company’s 1-800-GO-U-HAUL telephone reservation line is prominently featured on nationwide yellow page advertising, websites and on the outside of our vehicles, and is a major driver of customer lead sources.

Competition

Moving and Storage Operating Segment

The moving truck and trailer rental industry is large and extremely competitive. Generally speaking, we consider there to be two distinct users of rental trucks: commercial and “do-it-yourself” residential users. We focus primarily on the “do-it-yourself” residential user. Within this segment, we believe the principal competitive factors are convenience of rental locations, availability of quality rental moving equipment, breadth of essential products and services, and total cost. Our major national competitors in both the In-Town and One-Way moving equipment rental market are Avis Budget Group, Inc. and Penske Truck Leasing. Additionally, we have numerous small local competitors throughout North America who compete with us in the In-Town market.

The self-storage market is large and very fragmented. We believe the principal competitive factors in this industry are convenience of storage rental locations, cleanliness, security and price. Our primary competitors in the self-storage market are Public Storage Inc., Extra Space Storage, Inc., and Sovran Self-Storage Inc.

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

Recent Developments

Preferred Stock Dividends

On May 1, 2009, the Board of Directors of AMERCO (the “Board”) declared a regular quarterly cash dividend of $0.53125 per share on the Company’s Series A 8½ % Preferred Stock. The dividend was paid on June 1, 2009 to holders of record on May 18, 2009.

Financial Strength Ratings

On May 21, 2009, A.M. Best upgraded the financial strength ratings of RepWest to B+ (Good), a secure rating with a stable outlook.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K, contains “forward-looking statements” regarding future events and our future results of operations. We may make additional written or oral forward-looking statements from time to time in filings with the SEC or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such statements may include, but are not limited to, projections of revenues, earnings or loss; estimates of capital expenditures, plans for future operations, products or services; financing needs and plans; our perceptions of our legal positions and anticipated outcomes of government investigations and pending litigation against us; liquidity; goals and strategies; plans for new business; growth rate assumptions, pricing, costs, and access to capital and leasing markets as well as assumptions relating to the foregoing. The words “believe,” “expect,” “anticipate,” “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

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

The truck rental industry is highly competitive and includes a number of significant national, regional and local competitors. Competition is generally based on convenience of rental locations, availability of quality rental moving equipment, breadth of essential services and products, and price. Financial results for the Company can be adversely impacted by aggressive pricing from our competitors. Some of our competitors may have greater financial resources than we have. We can not assure you that we will be able to maintain existing rental prices or implement price increases. Moreover, if our competitors reduce prices and we are not able or willing to do so as well, we may lose rental volume, which would likely have a materially adverse affect on our results of operations.

The self-storage industry is large and highly fragmented. We believe the principal competitive factors in this industry are convenience of storage rental locations, cleanliness, security and price. Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates and operating expenses of our facilities. Competition might cause us to experience a decrease in occupancy levels, limit our ability to raise rental rates or require us to offer discounted rates that would have a material affect on operating results.

Entry into the self-storage business may be accomplished through acquisition of existing facilities and for persons or institutions with the required initial capital. Development of new self-storage facilities is more difficult however, due to land use, environmental and other regulatory requirements. The self-storage industry has in the past experienced overbuilding in response to perceived increases in demand. We cannot assure you that we will be able to successfully compete in existing markets or expand into new markets.

We are highly leveraged.

As of March 31, 2009, we had total debt outstanding of $1,546.5 million and total undiscounted lease commitments of $625.2 million. Although we believe that additional leverage can be supported by the Company’s operations, our existing debt could impact us in the following ways, among other considerations:

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

The United States economy is currently undergoing a period of slowdown and unprecedented volatility, which has resulted in a recession. The future economic environment may continue to exhibit weakness for an extended period. This slowdown has and could further lead to reduced consumer and commercial spending in the foreseeable future.  Our industries although not as traditionally cyclical as some, could experience significant downturns in connection with, or in anticipation of, declines in general economic conditions.  Declines in consumer spending may drive us and our competitors to reduce pricing further, which would have a negative impact on gross profit.  A continued softening in the economy may adversely and materially affect our industry, business and results of operations and we can not accurately predict how severe and prolonged this downturn might be.  Moreover, reduced revenues as a result of the softening of the economy may also reduce our working capital and interfere with our long term business strategy.

The United States credit markets are continuing to experience a contraction. As a result of the tightening credit markets, we may not be able to obtain additional financing on favorable terms, or at all. If one or more of the financial institutions that support our existing credit facilities fails, we may not be able to find a replacement, which would negatively impact our ability to borrow under credit facilities.  In addition, if the current pressures on credit continue or worsen, we may not be able to refinance, if necessary, our outstanding debt when due, which could have a material adverse effect on our business. While we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt servicing and capital expenditures through fiscal year 2010, if our operating results worsen significantly and our cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face liquidity problems that could materially and adversely affect our results of operations and financial condition.

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

Another important aspect of our fleet rotation program is the sale of used rental equipment. The sale of used equipment provides the organization with funds that can be used to purchase new equipment. Conditions may arise that could lead to the decrease in resale values for our used equipment, this could have a material adverse effect on our financial results, which would result in increases in depreciation expense and losses on the sale of equipment and decreases in cash flows from the sales of equipment.

We obtain our rental trucks from a limited number of manufacturers.

In the last ten years, we purchased most of our rental trucks from Ford Motor Company and General Motors Corporation. Our fleet rotation can be negatively affected by issues our manufacturers face within their own supply chain. Also, it is possible that our suppliers may face financial difficulties or organizational changes which could negatively impact their ability to accept future orders or fulfill existing orders. General Motors could lead to shortages of new trucks and repair parts for existing trucks. Although we believe that we could obtain alternative manufacturers for our rental trucks, we cannot guarantee or predict how long that would take and termination our relationship with this supplier could have a material adverse effect on our business, financial condition or results of operations for an indefinite period of time.

We seek to effectively hedge against interest rate changes in our variable debt.

In certain instances the Company seeks to manage its exposure to interest rate risk through the use of hedging instruments including interest rate swap agreements and forward swaps. The Company enters into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Additionally, a failure on our part to effectively hedge against interest rate changes may adversely affect our financial condition and results of operations. We are required to record these financial instruments at their fair value while not affecting cash flow. Changes in interest rates can significantly impact this valuation resulting in non-cash changes to our financial position.

We are controlled by a small contingent of stockholders.

As of March 31, 2009, Edward J. Shoen, Chairman of the Board of Directors and President of AMERCO, James P. Shoen, a director of AMERCO, and Mark V. Shoen, an executive officer of AMERCO, collectively are the owners of 9,342,598 shares (approximately 47.7%) of the outstanding common shares of AMERCO. In addition, on June 30, 2006, Edward J. Shoen, James P. Shoen, Mark V. Shoen, Rosmarie T. Donovan (Trustee of the Shoen Irrevocable Trusts) and Southwest Fiduciary, Inc. (Trustee of the Irrevocable “C” Trusts) (collectively, the “Reporting Persons”) entered into a stockholder agreement in which the Reporting Persons agreed to vote as one as provided in this agreement (the “Stockholder Agreement”). As of March 1, 2007, Adagio Trust Company replaced Southwest Fiduciary, Inc. as the trustee of the Irrevocable “C” Trusts, and became a signatory to the Stockholder Agreement. Pursuant to the Stockholder Agreement, the Reporting Persons appointed James P. Shoen as proxy to vote their collective 11,017,321 shares (approximately 56.2%) of the Company’s common stock as provided for in the Stockholder Agreement. For additional information, refer to the Schedule 13D’s filed on July 13, 2006 and on March 9, 2007 with the SEC. In addition, 1,750,262 shares (approximately 8.9%) of the outstanding common shares of AMERCO are held by our Employee Savings and Employee Stock Ownership Trust.

As a result of their stock ownership and the Stockholder Agreement, Edward J. Shoen, Mark V. Shoen and James P. Shoen are in a position to significantly influence the business affairs and policies of the Company, including the approval of significant transactions, the election of the members of the Board and other matters submitted to our stockholders.  There can be no assurance that the interests of the Reporting Persons will not conflict with the interest of our other stockholders.  Furthermore, as a result of the Reporting Persons’ voting power, the Company is a “controlled company” as defined in the Nasdaq listing rules and, therefore, may avail itself of certain exemptions under Nasdaq Marketplace Rules, including exemptions from the rules that require the Company to have (i) a majority of independent directors on the Board; (ii) a compensation committee composed solely of independent directors; (iii) a nominating committee composed solely of independent directors; (iv) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (v) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors. Of the above available exemptions, the Company currently exercises its right to an exemption from the Nasdaq rule requiring compensation of other executive officers, aside from the President, be determined by a majority of the independent directors or the compensation committee.

We bear certain risks related to our notes receivable from SAC Holdings.

At March 31, 2009, we held approximately $197.6 million of notes receivable from SAC Holdings, which consist of junior unsecured notes. SAC Holdings is highly leveraged with significant indebtedness to others. If SAC Holdings is unable to meet its obligations to its senior lenders, it could trigger a default of its obligations to us. In such an event of default, we could suffer a loss to the extent the value of the underlying collateral of SAC Holdings is inadequate to repay SAC Holding’s senior lenders and our junior unsecured notes.  We cannot assure you that SAC Holdings will not default on its loans to its senior lenders or that the value of SAC Holdings assets upon liquidation would be sufficient to repay us in full.

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

Compliance with environmental requirements of federal, state and local governments significantly affects our business. Among other things, these requirements regulate the discharge of materials into the water, air and land and govern the use and disposal of hazardous substances. Under environmental laws or common law principles, we can be held liable for hazardous substances that are found on real property we have owned or operated. We are aware of issues regarding hazardous substances on some of our real estate and we have put in place a remedial plan at each site where we believe such a plan is necessary, refer to Note 19 Contingencies of the Notes to Consolidated Financial Statements. We regularly make capital and operating expenditures to stay in compliance with environmental laws. In particular, we have managed a testing and removal program since 1988 for our underground storage tanks.  Despite these compliance efforts, we believe that risk of environmental liability is part of the nature of our business.

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

The Federal government likely will institute some sort of carbon cap.  This will likely affect everyone who uses fossil fuels and disproportionately affect users in the highway transportation industries. There are too many variables at this time to assess the impact of the various proposed federal and state regulations.

Our ability to attract and retain qualified employees, and changes in laws or other labor issues could adversely affect our business and our results of operations.

The success of our business is predicated upon our workforce providing excellent customer service. Our ability to attract and retain this employee base may be inhibited due to prevailing wage rates, benefit costs and the adoption of new or revised employment and labor laws and regulations. Should this occur we may be unable to provide service in certain areas or we may experience significantly increased costs of labor that could adversely affect our results of operations and financial condition.

We are highly dependent upon our automated systems and the Internet for managing our business.

Our information systems are largely internet-based, including our point-of-sale reservation system and telephone system. While our reliance on this technology lowers our cost of providing service and expands our abilities to serve, it exposes the Company to various risks including natural disasters and man-made disasters. We have put into place backup systems and alternative procedures to mitigate this risk.  However, disruptions or breaches in any portion of these systems could adversely affect our results of operations and financial condition.

A.M. Best financial strength ratings are crucial to our life insurance business.

In March 2009, A.M. Best affirmed the financial strength rating for Oxford, Christian Fidelity Life Insurance Company (“CFLIC”) and Dallas General Life Insurance Company (“DGLIC”) of B++ with a stable outlook. Financial strength ratings are important external factors that can affect the success of Oxford’s business plans. Accordingly, if Oxford’s ratings, relative to its competitors, are not maintained or do not continue to improve, Oxford may not be able to retain and attract business as currently planned, which could adversely affect our results of operations and financial condition.

Item 1B.    Unresolved Staff Comments

We have no unresolved staff comments at March 31, 2009.

Item 2.    Properties

The Company, through its legal subsidiaries, owns property, plant and equipment that are utilized in the manufacture, repair and rental of U-Haul equipment and storage space, as well as providing office space for the Company. Such facilities exist throughout the United States and Canada. The Company also manages storage facilities owned by others. The Company operates over 1,400 U-Haul retail centers of which 487 are managed for other owners, and operates 12 manufacturing and assembly facilities. We also operate over 200 fixed-site repair facilities located throughout the United States and Canada. These facilities are used primarily for the benefit of our Moving and Storage segment.

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

Item 3.    Legal Proceedings

Shoen

In September 2002, Paul F. Shoen filed a shareholder derivative lawsuit in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Paul F. Shoen vs. SAC Holding Corporation et al., CV 02-05602, seeking damages and equitable relief on behalf of AMERCO from SAC Holdings and certain current and former members of the Board, including Edward J. Shoen, Mark V. Shoen and James P. Shoen as Defendants. AMERCO is named as a nominal Defendant in the case. The complaint alleges breach of fiduciary duty, self-dealing, usurpation of corporate opportunities, wrongful interference with prospective economic advantage and unjust enrichment and seeks the unwinding of sales of self-storage properties by subsidiaries of AMERCO to SAC Holdings prior to the filing of the complaint. The complaint seeks a declaration that such transfers are void as well as unspecified damages. In October 2002, the Defendants filed motions to dismiss the complaint. Also in October 2002, Ron Belec filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned Ron Belec vs. William E. Carty, et al., CV 02-06331 and in January 2003, M.S. Management Company, Inc. filed a derivative action in the Second Judicial District Court of the State of Nevada, Washoe County, captioned M.S. Management Company, Inc. vs. William E. Carty, et al., CV 03-00386. Two additional derivative suits were also filed against these parties. Each of these suits is substantially similar to the Paul F. Shoen case. The Court consolidated the five cases and thereafter dismissed these actions in May 2003, concluding that the Board had the requisite level of independence required in order to have these claims resolved by the Board. Plaintiffs appealed this decision and, in July 2006, the Nevada Supreme Court reversed the ruling of the trial court and remanded the case to the trial court for proceedings consistent with its ruling, allowing the Plaintiffs to file an amended complaint and plead in addition to substantive claims, demand futility.

In November 2006, the Plaintiffs filed an amended complaint. In December 2006, the Defendants filed motions to dismiss, based on various legal theories. In March 2007, the Court denied AMERCO’s motion to dismiss regarding the issue of demand futility, stating that “Plaintiffs have satisfied the heightened pleading requirements of demand futility by showing a majority of the members of the AMERCO Board of Directors were interested parties in the SAC transactions.” The Court heard oral argument on the remainder of the Defendants’ motions to dismiss, including the motion (“Goldwasser Motion”) based on the fact that the subject matter of the lawsuit had been settled and dismissed in earlier litigation known as Goldwasser v. Shoen, C.V.N.-94-00810-ECR (D.Nev), Washoe County, Nevada. In addition, in September and October 2007, the Defendants filed Motions for Judgment on the Pleadings or in the Alternative Summary Judgment, based on the fact that the stockholders of the Company had ratified the underlying transactions at the 2007 annual meeting of stockholders of AMERCO. In December 2007, the Court denied this motion. This ruling does not preclude a renewed motion for summary judgment after discovery and further proceedings on these issues. On April 7, 2008, the litigation was dismissed, on the basis of the Goldwasser Motion. On May 8, 2008, the Plaintiffs filed a notice of appeal of such dismissal to the Nevada Supreme Court. On May 20, 2008, AMERCO filed a cross appeal relating to the denial of its Motion to Dismiss in regard to demand futility. The appeals are currently pending and the issues will be fully briefed before the Nevada Supreme Court by September 13, 2009.

Environmental

   AMERCO is a party to several administrative proceedings arising from state and local provisions that regulate the removal and/or cleanup of underground fuel storage tanks. It is the opinion of management, that none of these suits, claims or proceedings involving AMERCO, individually or in the aggregate, are expected to result in a material adverse effect on AMERCO’s financial position or results of operations.

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

Based upon the information currently available to Real Estate, compliance with the environmental laws and its share of the costs of investigation and cleanup of known hazardous waste sites are not expected to result in a material adverse effect on AMERCO’s financial position or results of operations. Real Estate expects to spend approximately $5.2 million in total through 2011 to remediate these properties.

Other

The Company is named as a defendant in various other litigation and claims arising out of the normal course of business. In management’s opinion, none of these other matters will have a material effect on the Company’s financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the security holders of AMERCO during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 31, 2009, there were approximately 3,200 holders of record of the common stock. AMERCO’s common stock is listed on NASDAQ Global Select Market under the trading symbol “UHAL”. The number of shareholders is derived using internal stock ledgers and utilizing Mellon Investor Services Stockholder listings.

The following table sets forth the high and the low sales price of the common stock of AMERCO for the periods indicated:

	Year Ended March 31,
	2009		2008
	High	Low	High	Low
First quarter	$60.00	$46.17	$83.87	$67.29
Second quarter	$51.52	$33.51	$78.78	$57.03
Third quarter	$45.91	$28.93	$79.86	$58.82
Fourth quarter	$35.29	$21.89	$71.98	$47.53

 Dividends

AMERCO does not have a formal dividend policy. The Board periodically considers the advisability of declaring and paying dividends to common stockholders in light of existing circumstances.

Refer to Note 21 Statutory Financial Information of Insurance Subsidiaries of the Notes to Consolidated Financial Statements for a discussion of certain statutory restrictions on the ability of the insurance subsidiaries to pay dividends to AMERCO.

Refer to Note 12 Stockholders Equity of the Notes to Consolidated Financial Statements for a discussion of AMERCO’s preferred stock.

 Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s Common Stock for the period March 31, 2004 through March 31, 2009 with the cumulative total return on the Dow Jones US Equity Market and the Dow Jones US Transportation Average.  The comparison assumes that $100 was invested on March 31, 2004 in the Company’s Common Stock and in each of comparison indices. The graph reflects the closing price of the Common stock trading on NASDAQ on March 31, 2005, 2006, 2007, 2008, and 2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among AMERCO, The Dow Jones US Index

And The Dow Jones US Transportation Average Index

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
3/04
3/05
3/06
3/07
3/08
3/09
AMERCO
Dow Jones US
Dow Jones US Transportation Average

Fiscal year ending March 31:
	2004	2005	2006	2007	2008	2009

AMERCO	$100	$196	$419	$297	$242	$142

Dow Jones US Total Market	100	107	122	137	129	80

Dow Jones US Transportation Average	100	130	161	172	173	99

* $100 invested on 3/31/04 in stock or index-including reinvestment of dividends.

 Issuer Purchases of Equity Securities

On December 5, 2007, we announced that the Board had authorized us to repurchase up to $50.0 million of our common stock. The stock was repurchased by the Company from time to time on the open market through December 31, 2008. The extent to which the Company repurchased its shares and the timing of such purchases were dependent upon market conditions and other corporate considerations. The purchases were funded from available working capital. During fiscal 2009, no shares of our common stock were repurchased, with the exception of the shares repurchased under our Odd Lot Repurchase Program detailed below.

On August 8, 2008, we announced the Board had authorized us to initiate a no-fee Odd Lot Repurchase Program (the “Program”) to purchase AMERCO common stock held by persons who own less than 100 shares of AMERCO common stock. The Program offer expired on December 31, 2008. The following table details the shares purchased as part of the Program.

Period	Total # of Shares Repurchased	Weighted Average Price Paid per Share	Total $ of Shares Repurchased as Part of Odd Lot Program

Cumulative Plan Total	23,526	$41.47	$975,722

On December 3, 2008, the Board authorized and directed us to amend the Employee Stock Ownership Plan (“ESOP”) to provide that distributions under the ESOP with respect to accounts valued at no more than $1,000 shall be in the form of cash at the sole discretion of the advisory committee, subject to a participant’s or beneficiary’s right to elect a distribution of AMERCO common stock. The Board also authorized us, using management’s discretion, to buy back shares of former employee ESOP participants whose respective ESOP account balances are valued at more than $1,000 but who own less than 100 shares, at the then-prevailing market prices. No such shares have been purchased.

In March 2009, RepWest purchased shares of AMERCO Series A 8 ½% Preferred Stock on the open market for $0.9 million. RepWest may continue to make investments in AMERCO’s Preferred Shares in the future.

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with the MD&A, and the Consolidated Financial Statements and related notes in this Annual Report on Form 10-K.

Listed below is selected financial data for AMERCO and consolidated entities for each of the last five years ended March 31:

	Years Ended March 31,
	2009	2008 (b), (c)	2007	2006	2005
	(In thousands, except share and per share data)
Summary of Operations:
Self-moving equipment rentals	$1,423,022	$1,451,292	$1,462,470	$1,489,429	$1,424,841
Self-storage revenues	110,548	122,248	126,424	119,742	114,155
Self-moving and self-storage products and service sales	199,394	217,798	224,722	223,721	206,098
Property management fees	23,192	22,820	21,154	21,195	11,839
Life insurance premiums	109,572	111,996	120,399	118,833	126,236
Property and casualty insurance premiums	28,337	28,388	24,335	26,001	24,987
Net investment and interest income	58,021	62,110	59,696	48,279	49,171
Other revenue	40,180	32,522	30,098	40,325	30,172
Total revenues	1,992,266	2,049,174	2,069,298	2,087,525	1,987,499

Operating expenses	1,047,238	1,079,486	1,082,178	1,083,887	1,125,663
Commission expenses	171,303	167,945	162,899	165,961	159,253
Cost of sales	114,387	120,210	117,648	113,135	105,309
Benefits and losses	108,259	108,817	116,959	115,431	138,655
Amortization of deferred policy acquisition costs	12,394	13,181	17,138	24,261	28,512
Lease expense	152,424	133,931	147,659	136,652	142,008
Depreciation, net of (gains) losses on disposal	265,213	221,882	189,589	142,817	121,103
Total costs and expenses	1,871,218	1,845,452	1,834,070	1,782,144	1,820,503

Earnings from operations	121,048	203,722	235,228	305,381	166,996
Interest expense	(98,470)	(101,420)	(82,436)	(69,481)	(73,205)
Fees and amortization on early extinguishment of debt (a)	-	-	(6,969)	(35,627)	-
Litigation settlement, net of costs, fees and expenses	-	-	-	-	51,341
Pretax earnings	22,578	102,302	145,823	200,273	145,132
Income tax expense	(9,168)	(34,518)	(55,270)	(79,119)	(55,708)
Net earnings	13,410	67,784	90,553	121,154	89,424
Less: Preferred stock dividends	(12,963)	(12,963)	(12,963)	(12,963)	(12,963)
Earnings available to common shareholders	$447	$54,821	$77,590	$108,191	$76,461
Net earnings per common share basic and diluted	$0.02	$2.78	$3.72	$5.19	$3.68
Weighted average common shares outstanding: Basic and diluted	19,350,041	19,740,571	20,838,570	20,857,108	20,804,773
Cash dividends declared and accrued
Preferred stock	$12,963	$12,963	$12,963	$12,963	$12,963
Balance Sheet Data:
Property, plant and equipment, net	2,013,928	2,011,176	1,897,071	1,535,165	1,354,468
Total assets	3,825,073	3,832,487	3,523,048	3,367,218	3,116,173
AMERCO's notes, loans and leases payable	1,546,490	1,504,677	1,181,165	965,634	780,008
SAC Holding II notes and loans payable, non re-course to AMERCO	-	-	74,887	76,232	77,474
Stockholders' equity	717,629	758,431	718,098	695,604	572,839

(a) Includes the write-off of debt issuance costs of $7.0 million in fiscal 2007 and $14.4 million in fiscal 2006.
(b) Fiscal 2008 summary of operations includes 7 months of activity for SAC Holding II which was deconsolidated effective October 31, 2007.
(c) Fiscal 2008 balance sheet data does not include SAC Holding II which was deconsolidated effective October 31, 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

 General

We begin this MD&A with the overall strategy of AMERCO, followed by a description of and strategy related to, our operating segments to give the reader an overview of the goals of our business and the direction in which our businesses and products are moving. We then discuss our “Critical Accounting Policies and Estimates” that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our results of operations for fiscal 2009 compared with fiscal 2008, and for fiscal 2008 compared with fiscal 2007 which are followed by an analysis of changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled “Liquidity and Capital Resources” and “Disclosures about Contractual Obligations and Commercial Commitments.” We conclude this MD&A by discussing our outlook for fiscal 2010.

This MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including Item 1: Business, Item 6: Selected Financial Data and Item 8: Financial Statements and Supplementary Data. The various sections of this MD&A contain a number of forward-looking statements, as discussed under the caption “Cautionary Statements Regarding Forward-Looking Statements,” all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly under the section Item 1A: Risk Factors. Our actual results may differ materially from these forward-looking statements.

AMERCO has a fiscal year that ends on the 31st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31st of December for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. The Company discloses any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2008, 2007 and 2006 correspond to fiscal 2009, 2008 and 2007 for AMERCO.

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

Property and Casualty Insurance is focused on providing and administering property and casualty insurance to U-Haul and its customers, its independent dealers and affiliates.

Life Insurance is focused on long-term capital growth through direct writing and reinsuring of life, Medicare supplement and annuity products in the senior marketplace.

Description of Operating Segments

AMERCO’s three current reportable segments are (and former reportable segment was):

Moving and Storage, comprised of AMERCO, U-Haul and Real Estate and the subsidiaries of U-Haul and Real Estate,

Property and Casualty Insurance, comprised of RepWest and its subsidiaries and ARCOA,

Life Insurance, comprised of Oxford and its subsidiaries, and

SAC Holding II and its subsidiaries (through October 2007).

Refer to Note 1 Basis of Presentation, Note 22 Financial Information by Geographic Area and Note 22A Consolidating Financial Information by Industry Segment of the Notes to Consolidated Financial Statements included in this Form 10-K.

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

eMove is an online marketplace that connects consumers to over 3,900 independent Moving Help™ service providers and over 4,200 independent Self-Storage Affiliates. Our network of customer-rated affiliates provides pack and load help, cleaning help, self-storage and similar services, all over North America. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

For more than sixty years, U-Haul has incorporated sustainable practices into its everyday operations. Our basic business premise of truck-sharing helps reduce greenhouse gas emissions and reduces the need for total large-capacity vehicles. Today, we remain focused on reducing waste and are dedicated to manufacturing reusable components and recyclable products. This commitment to sustainability, through our products and services, has helped us to reduce any negative impact on the environment.

Property and Casualty Insurance Operating Segment

Our Property and Casualty Insurance provides loss adjusting and claims handling for U-Haul through regional offices across North America. Property and Casualty Insurance also underwrites components of the Safemove, Safetow and Safestor protection packages to U-Haul customers. We continue to focus on increasing the penetration of these products into the market. The business plan for Property and Casualty Insurance includes offering property and casualty products in other U-Haul related programs.

Life Insurance Operating Segment

Our Life Insurance provides life and health insurance products primarily to the senior market through the direct writing or reinsuring of life insurance, Medicare supplement and annuity policies. Additionally, Oxford administered the self-insured employee health and dental plans for Arizona employees of the Company through December 31, 2008.

SAC Holding II Operating Segment

SAC Holding II owns self-storage properties that are managed by U-Haul under property management agreements and act as independent U-Haul rental equipment dealers. AMERCO, through its subsidiaries, has contractual interests in certain SAC Holding II properties entitling AMERCO to potential future income based on the financial performance of these properties. AMERCO was considered the primary beneficiary of these contractual interests prior to November 2007. Consequently, for those reporting periods prior to November 2007, we included the results of SAC Holding II in the consolidated financial statements of AMERCO, as required by FIN 46(R). While the deconsolidation affects AMERCO’s financial reporting, it has no operational or financial impact on the Company’s relationship with SAC Holding II. Refer to Principles of Consolidation within Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 Critical Accounting Policies and Estimates

The Company’s financial statements have been prepared in accordance with the generally accepted accounting principles (“GAAP”) in the United States. The methods, estimates and judgments we use in applying our accounting policies can have a significant impact on the results we report in our financial statements. Note 3 Accounting Policies of the Notes to Consolidated Financial Statements in Item 8: Financial Statements and Supplementary Data of this Form 10-K summarizes the significant accounting policies and methods used in the preparation of our consolidated financial statements and related disclosures. Certain accounting policies require us to make difficult and subjective judgments and assumptions, often as a result of the need to estimate matters that are inherently uncertain.

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

 Principles of Consolidation

The Company applies FIN 46(R) and ARB 51, Consolidated Financial Statements (“ARB 51”), in its principles of consolidation. FIN 46(R) addresses arrangements where a company does not hold a majority of the voting or similar interests of a variable interest entity (“VIE”). A company is required to consolidate a VIE if it has determined it is the primary beneficiary. ARB 51 addresses the policy when a company owns a majority of the voting or similar rights and exercises effective control.

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

In fiscal 2003 and fiscal 2002, SAC Holding Corporation and its subsidiaries (“SAC Holding Corporation”) and SAC Holding II Corporation and its subsidiaries (collectively, “SAC Holdings”) were considered special purpose entities and were consolidated based on the provisions of Emerging Issues Task Force Issue No. 90-15. In fiscal 2004, the Company evaluated its interests in SAC Holdings utilizing the guidance promulgated in FIN 46(R). The Company concluded that SAC Holdings were VIE’s and that the Company was the primary beneficiary. Accordingly, the Company continued to include SAC Holdings in its consolidated financial statements.

In February and March 2004, SAC Holding Corporation triggered a requirement to reassess AMERCO’s involvement in it, which led to the conclusion that SAC Holding Corporation was not a VIE and AMERCO ceased to be the primary beneficiary. Accordingly, the Company no longer includes SAC Holding Corporation in its consolidated financial statements.

In November 2007, Blackwater Investments, Inc. (“Blackwater”) contributed additional capital to its wholly-owned subsidiary, SAC Holding II. This contribution was determined by us to be material with respect to the capitalization of SAC Holding II; therefore, triggering a requirement under FIN 46(R) for us to reassess the Company’s involvement with those subsidiaries. This required reassessment led to the conclusion that SAC Holding II had the ability to fund its own operations and execute its business plan without any future subordinated financial support; therefore, the Company was no longer the primary beneficiary of SAC Holding II as of the date of Blackwater’s contribution.

Accordingly, at the date AMERCO ceased to have a variable interest and ceased to be the primary beneficiary of SAC Holding II, it deconsolidated those entities. The deconsolidation was accounted for as a distribution of SAC Holding II’s interests to the sole shareholder of SAC Holdings. Because of AMERCO’s continuing involvement with SAC Holding II the distribution does not qualify as discontinued operations as defined by Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

It is possible that SAC Holdings could take actions that would require us to re-determine whether SAC Holdings has become a VIE or whether we have become the primary beneficiary of SAC Holdings. Should this occur, we could be required to consolidate some or all of SAC Holdings with our financial statements.

The consolidated balance sheets as of March 31, 2009 and 2008 include the accounts of AMERCO and its wholly-owned subsidiaries. The March 31, 2009 statements of operations and cash flows include AMERCO and its wholly-owned subsidiaries. The March 31, 2008 statements of operations and cash flows include AMERCO and its wholly-owned subsidiaries for the entire year, and reflect SAC Holding II for the seven months ended October 31, 2007. The March 31, 2007 statements of operations and cash flows include the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holding II.

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

We regularly perform reviews to determine whether facts and circumstances exist which indicate that the carrying amount of assets, including estimates of residual value, may not be recoverable or that the useful life of assets are shorter or longer than originally estimated. Reductions in residual values (i.e., the price at which we ultimately expect to dispose of revenue earning equipment) or useful lives will result in an increase in depreciation expense over the life of the equipment. Reviews are performed based on vehicle class, generally subcategories of trucks and trailers. During fiscal 2009, based on an economic market analysis, the Company decreased the estimated residual value of certain rental trucks. The effect of the change decreased earnings from operations for fiscal 2009 by $19.8 million or $1.02 per share before taxes, in which the tax effect was approximately $0.38 per share. We assess the recoverability of our assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining lives against their respective carrying amounts. We consider factors such as current and expected future market price trends on used vehicles and the expected life of vehicles included in the fleet. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If asset residual values are determined to be recoverable, but the useful lives are shorter or longer than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

In fiscal 2006, management performed an analysis of the expected economic value of new rental trucks and determined that additions to the fleet resulting from purchase should be depreciated on an accelerated method based upon a declining formula. The salvage value and useful life assumptions of the rental truck fleet remain unchanged.  Under the declining balances method (2.4 times declining balance) the book value of a rental truck is reduced approximately 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively and then reduced on a straight line basis an additional 10% by the end of year fifteen. Whereas, a standard straight line approach would reduce the book value by approximately 5.3% per year over the life of the truck. For the affected equipment, the accelerated depreciation was $56.0 million, $56.7 million and $33.2 million greater than what it would have been if calculated under a straight line approach for fiscal 2009, 2008 and 2007, respectively.

We typically sell our used vehicles at our sales centers throughout North America, on our web site at uhaul.com/trucksales or by phone at 1-866-404-0355. Additionally, we sell a large portion of our pick-up and cargo van fleet at automobile dealer auctions. Although we intend to sell our used vehicles for prices approximating book value, the extent to which we realize a gain or loss on the sale of used vehicles is dependent upon various factors including the general state of the used vehicle market, the age and condition of the vehicle at the time of its disposal and depreciation rates with respect to the vehicle.

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

Insurance reserves for Property and Casualty Insurance and U-Haul take into account losses incurred based upon actuarial estimates. These estimates are based on past claims experience and current claim trends as well as social and economic conditions such as changes in legal theories and inflation. Due to the nature of underlying risks and the high degree of uncertainty associated with the determination of the liability for future policy benefits and claims, the amounts to be ultimately paid to settle liabilities cannot be precisely determined and may vary significantly from the estimated liability.

Due to the long tailed nature of the assumed reinsurance and the excess workers compensation lines of insurance that were written by RepWest it may take a number of years for claims to be fully reported and finally settled.

During the third quarter of fiscal 2009, the Company entered into an excess of loss reinsurance agreement with a third-party reinsurer covering a portion of expected accident liability losses for policy years 2001 through 2005. The Company recorded $15.0 million of projected recoveries as an Other Asset and deferred this gain until actual recoveries, if any, are collected in the future.

Impairment of Investments

For investments accounted for under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities in determining if and when a decline in market value below amortized cost is other-than-temporary, management makes certain assumptions or judgments in its assessment including but not limited to: ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. The Company’s insurance subsidiaries recognized $0.4 million in other-than-temporary impairments for fiscal 2009, $0.5 million for fiscal 2008 and $1.4 million for fiscal 2007.

Income Taxes

The Company’s tax returns are periodically reviewed by various taxing authorities. The final outcome of these audits may cause changes that could materially impact our financial results.

AMERCO files a consolidated tax return with all of its legal subsidiaries, except for DGLIC, a subsidiary of Oxford, which will file on a stand alone basis until 2012. SAC Holding Corporation and SAC Holding II Corporation file separate consolidated tax returns, which are in no way associated with AMERCO’s consolidated returns.

Adoption of New Accounting Pronouncements

Fair Value of Financial Instruments

The Company adopted SFAS 157, Fair Value Measurements (“SFAS 157”) effective April 1, 2008, its required effective date for AMERCO. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not change existing guidance about whether an asset or liability is carried at fair value. The definition of fair value according to SFAS 157 is the price that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The items primarily affected by the adoption of SFAS 157 at the Company include the interest rate swaps held by U-Haul to fix interest rates on its variable rate debt and the available for sale investment portfolios at Life Insurance and RepWest. For more information please see Note 16 Fair Value Measurements of the Notes to Consolidated Financial Statements. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

FASB Staff Position FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. This FASB Staff Position (FSP) amends SFAS 157 to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations, or No. 141 (revised 2007), Business Combinations, regardless of whether those assets and liabilities are related to leases.

FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157. This FASB Staff Position (FSP) delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of Statement 157.

FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157. This FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”) which amends SFAS 133 to require expanded disclosures about derivative instruments and hedging activities regarding (1) the ways in which an entity uses derivatives, (2) the accounting for derivatives and hedging activities, and (3) the impact that derivatives have (or could have) on an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements of fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. While disclosures for earlier comparative periods presented at initial adoption are not required, they are encouraged; following initial adoption, comparative disclosures are required only for periods after such adoption. The adoption of SFAS 161 required the Company to expand its disclosures in Note 11 Interest on Borrowings of the Notes to Consolidated Financial Statements.

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

In April 2009, the FASB issued (FSP) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which segregates credit and noncredit components of impaired debt securities that are not expected to be sold. Impairments will still have to be measured at fair value in other comprehensive income. The FSP also requires some additional disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSP for the interim and annual periods ending after March 15, 2009. The Company does not believe that the adoption of this statement will have a material impact on our financial statements.

In April 2009, the FASB issued (FSP) FAS 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments, which increases the frequency of fair value disclosures to a quarterly instead of annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSP for the interim and annual periods ending after March 15, 2009. The Company does not believe that the adoption of this statement will have a material impact on our financial statements.

In April 2009, the FASB issued (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides guidelines for a broad interpretation of when to apply market-based fair value measurements. The FSP reaffirms management's need to use judgment to determine when a market that was once active has become inactive and in determining fair values in markets that are no longer active. Effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSP for the interim and annual periods ending after March 15, 2009.

Results of Operations

AMERCO and Consolidated Entities

Fiscal 2009 Compared with Fiscal 2008

Listed below on a consolidated basis are revenues for our major product lines for fiscal 2009 and fiscal 2008:

	Year Ended March 31,
	2009	2008
	(In thousands)
Self-moving equipment rentals	$1,423,022	$1,451,292
Self-storage revenues	110,548	122,248
Self-moving and self-storage product and service sales	199,394	217,798
Property management fees	23,192	22,820
Life insurance premiums	109,572	111,996
Property and casualty insurance premiums	28,337	28,388
Net investment and interest income	58,021	62,110
Other revenue	40,180	32,522
Consolidated revenue	$1,992,266	$2,049,174

Self-moving equipment rental revenues decreased $28.3 million in fiscal 2009, compared with fiscal 2008.  The majority of the decrease occurred in the third and fourth quarters of fiscal 2009.  Several factors led to the decline in revenues including a decrease in total rental equipment transactions, foreign currency exchange rates, reduced revenue per transaction for In-Town moves and the extra day in fiscal 2008.  Total rental equipment transactions decreased less than one percent during the year.  Foreign currency exchange rates between the United States and Canada negatively affected our translated U.S. dollar results during the second half of fiscal 2009.  During fiscal 2009 our average revenue per one-way transactions increased while In-Town experienced decreases primarily due to reduced mileage.

Self-storage revenues decreased $11.7 million in fiscal 2009, compared with fiscal 2008.  The deconsolidation of SAC Holding II, which was effective October 31, 2007, accounted for $11.5 million of the decrease.  At Company-owned locations during fiscal 2009 we saw a decrease in our occupancy rate of approximately 5% compared to fiscal 2008.  The decrease was a result of the addition of approximately seven thousand new rooms into the portfolio combined with a 2% decrease in rooms rented.  We were able to largely offset the occupancy declines with rate actions.

Sales of self-moving and self-storage products and services decreased $18.4 million in fiscal 2009, compared with fiscal 2008. The deconsolidation of SAC Holding II accounted for $10.0 million of the decrease.  The remaining decrease was related to reduced sales of hitches, towing accessories and rental support items.

Life Insurance premiums decreased $2.4 million primarily as a result of decreases in Medicare supplement premiums.

Property and Casualty Insurance premiums decreased $0.1 million due to a decline in U-Haul related business.

Net investment and interest income decreased $4.1 million in fiscal 2009, compared with fiscal 2008.  This decline was due primarily to smaller invested asset portfolios at the insurance companies combined with reduced investment yields for both the insurance companies and U-Haul’s invested short-term balances.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $1,992.3 million for fiscal 2009, compared with $2,049.2 million for fiscal 2008.

Listed below are revenues and earnings from operations at each of our four operating segments for fiscal 2009 and fiscal 2008, the insurance companies years ended are December 31, 2008 and 2007.

	Year Ended March 31,
	2009	2008
	(In thousands)
Moving and storage
Revenues	$1,823,049	$1,858,230
Earnings from operations	112,080	192,970
Property and casualty insurance
Revenues	37,419	40,478
Earnings from operations	7,505	9,244
Life insurance
Revenues	135,056	137,448
Earnings from operations	17,748	17,202
SAC Holding II (a)
Revenues	-	28,102
Earnings from operations	-	7,926
Eliminations
Revenues	(3,258)	(15,084)
Earnings from operations	(16,285)	(23,620)
Consolidated Results
Revenues	1,992,266	2,049,174
Earnings from operations	121,048	203,722

(a) Fiscal 2008 includes 7 months of activity for SAC Holding II which was deconsolidated effective October 31, 2007.

Total costs and expenses increased $25.8 million in fiscal 2009, compared with fiscal 2008.  The largest contributing factors to the increase were equipment related costs including $18.2 million of additional equipment depreciation, $17.8 of additional equipment lease costs, and $12.1 million of additional losses from the disposal of equipment.  Gains related to the disposal of real estate decreased $10.3 million in fiscal 2009, compared with fiscal 2008.  Commission and cost of sales expenses decreased in relation to their associated revenues.  Total costs and expenses at the insurance companies decreased $4.3 through a combination of lower benefits and reduced operating costs resulting from less business.  In fiscal 2009, the Company recognized approximately $12.0 million of positive prior year experience on its portion of the self-insured liability risk related to the rental fleet.  The deconsolidation of SAC Holding II accounted for an $11.9 million decrease.

As a result of the aforementioned changes in revenues and expenses, earnings from operations decreased to $121.0 million for fiscal 2009, compared with $203.7 million for fiscal 2008.

Interest expense for fiscal 2009 was $98.5 million, compared with $101.4 million in fiscal 2008. The decrease in interest expense in fiscal 2009 was primarily related to the deconsolidation of SAC Holding II which accounted for $3.5 million of the decline.

Income tax expense was $9.2 million in fiscal 2009, compared with $34.5 million in fiscal 2008.

Dividends accrued on our Series A preferred stock were $13.0 million in both fiscal 2009 and 2008, respectively.

As a result of the above mentioned items, net earnings available to common shareholders were $0.4 million in fiscal 2009, compared with $54.8 million in fiscal 2008.

The weighted average common shares outstanding: basic and diluted were 19,350,041 in fiscal 2009 and 19,740,571 in fiscal 2008.

Basic and diluted earnings per share in fiscal 2009 were $0.02, compared with $2.78 in fiscal 2008.

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

Self-storage revenues decreased $4.2 million in fiscal 2008, compared with fiscal 2007 due to the deconsolidation of SAC Holding II which was effective as of October 31, 2007 and which accounted for an $8.5 million decrease in reported self-storage revenues in fiscal 2008 as compared with fiscal 2007. Self-storage revenues for AMERCO owned locations increased $4.3 million in fiscal 2008 as compared with fiscal 2007 driven primarily by favorable pricing. While average room occupancy rates at AMERCO owned locations for fiscal 2008 declined 2.6% from fiscal 2007 to 84.0%, the Company increased the total number of rooms rented, rooms available and square footage available in the same time period. The deconsolidation of SAC Holding II for GAAP reporting purposes reduced consolidated self-storage revenues; however, there has been no change in the economics of our operational or financial relationship with SAC Holding II.

Sales of self-moving and self-storage products and services decreased $6.9 million in fiscal 2008 as compared with fiscal 2007 with $6.0 million of the decrease related to the deconsolidation of SAC Holding II.  The remainder of the decline was related primarily to lower sales of hitch and towing accessories during the second half of fiscal 2008.

Life Insurance premiums decreased $8.4 million driven by the termination of the credit life and disability program and declining Medicare supplement premiums. During fiscal 2008, Life Insurance increased sales of its new life insurance products.

Property and Casualty Insurance premiums increased $4.1 million due to an increase in U-Haul related business.

Net investment and interest income increased $2.4 million in fiscal 2008 as compared with fiscal 2007. The Company receives interest income from SAC Holdings for junior notes the Company holds. Prior to the deconsolidation of SAC Holding II in October 2007, the amounts earned from junior notes related to SAC Holding II were eliminated. After October 2007, this interest income was no longer eliminated resulting in an increase of $2.9 million. This was offset by decreases of the insurance companies’ investment income due to lower investment yields and a smaller invested asset base.

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

(a) Fiscal 2008 includes 7 months of activity for SAC Holding II which was deconsolidated effective October 31, 2007.

Total costs and expenses increased $11.4 million in fiscal 2008 as compared with fiscal 2007. The largest increase was in depreciation expense associated with the rotation of our fleet. Conversely, with the shift in focus from operating leases to purchases of new rental trucks, lease expense decreased in fiscal 2008 as compared with fiscal 2007. The Company netted gains and losses from the disposal of property and equipment against depreciation. Included in depreciation are gains on the sale of real estate of $12.7 million and $4.4 million in fiscal 2008 and fiscal 2007, respectively. Repair and maintenance costs included in operating expenses declined for the year due to the rotation of older trucks out of the active rental fleet. Benefits and operating expenses decreased at each of the insurance companies as business volumes declined. Other operating costs including personnel, property tax and certain legal-related expenses increased in fiscal 2008 as compared with fiscal 2007.

As a result of the aforementioned changes in revenues and expenses, earnings from operations decreased to $203.7 million for fiscal 2008, compared with $235.2 million for fiscal 2007.

Interest expense for fiscal 2008 was $101.4 million, compared with $89.4 million in fiscal 2007. Fiscal 2007 results included a one-time, non-recurring charge of $7.0 million, before taxes, of deferred debt issuance costs related to a loan that was amended. The refinancing costs had the effect of decreasing on a non-recurring basis, earnings for the year ended March 31, 2007 by $0.33 per share before taxes, in which the tax effect was approximately $0.13 per share. Absent this charge, the increase in interest expense in fiscal 2008 was related to increased debt associated with the fleet rotation.

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

Moving and Storage

Fiscal 2009 Compared with Fiscal 2008

Listed below are revenues for the major product lines at our Moving and Storage Operating Segment for fiscal 2009 and fiscal 2008:

	Year Ended March 31,
	2009	2008
	(In thousands)
Self-moving equipment rentals	$1,423,330	$1,451,292
Self-storage revenues	110,548	110,779
Self-moving and self-storage product and service sales	199,394	207,759
Property management fees	23,192	24,520
Net investment and interest income	29,865	34,906
Other revenue	36,720	28,974
Moving and Storage revenue	$1,823,049	$1,858,230

Self-moving equipment rental revenues decreased $28.0 million in fiscal 2009, compared with fiscal 2008.  The majority of the decrease occurred in the third and fourth quarters of fiscal 2009.  Several factors led to the decline in revenues including a decrease in total rental equipment transactions, foreign currency exchange rates, reduced revenue per transaction for In-Town moves and the extra day in fiscal 2008. Total rental equipment transactions decreased less than one percent during the year.  Foreign currency exchange rates between the United States and Canada negatively affected our translated U.S. dollar results during the second half of fiscal 2009.  During fiscal 2009 our average revenue per one-way transactions increased while In-Town experienced decreases primarily due to reduced mileage.

Self-storage revenues decreased $0.2 million in fiscal 2009, compared with fiscal 2008.  At Company-owned locations during fiscal 2009 we saw a decrease in our occupancy rate of approximately 5% compared to fiscal 2008.  The decrease was a result of the addition of approximately seven thousand new rooms into the portfolio combined with a 2% decrease in rooms rented.  We were able to largely offset the occupancy declines with rate actions.

Sales of self-moving and self-storage products and services decreased $8.4 million in fiscal 2009, compared with fiscal 2008 with the decrease primarily related to reduced sales of hitches, towing accessories and rental support items.

Net investment and interest income decreased $5.0 million in fiscal 2009, compared with fiscal 2008 due to lower investment yields on the Company’s invested short-term cash balances.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements for Moving and Storage represent Company-owned locations only. Self-storage data for our owned storage locations was as follows:

	Year Ended March 31,
	2009	2008
	(In thousands, except occupancy rate)
Room count as of March 31	138	131
Square footage as of March 31	11,131	10,533
Average number of rooms occupied	106	109
Average occupancy rate based on room count	78.9%	84.0%
Average square footage occupied	8,745	8,767

Total costs and expenses increased $42.2 million in fiscal 2009, compared with fiscal 2008. The largest contributing factors to the increase were equipment related costs including $18.2 million of additional equipment depreciation, $17.8 of additional equipment lease costs, and $12.1 million of additional losses from the disposal of equipment.  Gains related to the disposal of real estate decreased $10.3 million in fiscal 2009, compared with fiscal 2008. Commission and cost of sales expenses decreased in relation to their associated revenues.  In fiscal 2009 the Moving and Storage segment recognized approximately $12.0 million of positive prior year experience on its portion of the self-insured liability risk related to the rental fleet.

Equity in the earnings of AMERCO’s insurance subsidiaries decreased $3.3 million in fiscal 2009, compared with fiscal 2008.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $112.1 million in fiscal 2009, compared with $193.0 million for fiscal 2008.

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

Total costs and expenses increased $31.2 million in fiscal 2008 as compared with fiscal 2007. The largest increase was in depreciation expense associated with the rotation of our fleet. Conversely, with the shift in focus from operating leases to purchases of new rental trucks lease expense decreased in fiscal 2008 as compared with fiscal 2007. The Company netted gains and losses from the disposal of property and equipment against depreciation. Included in depreciation are gains on the sale of real estate of $12.7 million and $4.4 million in fiscal 2008 and fiscal 2007, respectively. Repair and maintenance costs included in operating expenses declined for the year due to the rotation of older trucks out of the active rental fleet. These declines were offset by other operating costs including personnel, property tax and certain legal-related expenses.

Equity in the earnings of AMERCO’s insurance subsidiaries increased $10.0 million in fiscal 2008 as compared with fiscal 2007 primarily due to reduced operating expenses and benefits and losses.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $193.0 million in fiscal 2008, compared with $217.9 million for fiscal 2007.

Property and Casualty Insurance

2008 Compared with 2007

Net premiums were $28.3 million and $28.4 million for the years ended December 31, 2008 and 2007, respectively.

Net investment income was $9.1 million and $12.1 million for the years ended December 31, 2008 and 2007, respectively. The decrease was a result of lower returns on bonds and short-term investments and a decrease in the overall size of the investment portfolio.

Net operating expenses were $12.0 million for both of the years ended December 31, 2008 and 2007, respectively.

Benefits and losses incurred were $17.9 million and $19.0 million for the years ended December 31, 2008 and 2007, respectively.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $7.5 million and $9.2 million for the years ended December 31, 2008 and 2007, respectively.

2007 Compared with 2006

Net premiums were $28.4 million and $24.3 million for the years ended December 31, 2007 and 2006, respectively. The increased premiums were the result of U-Haul customer related programs.

Net investment income was $12.1 million and $14.2 million for the years ended December 31, 2007 and 2006, respectively. The decrease was due to the sale of real estate in 2006, which resulted in gains before consolidation in 2006.

Net operating expenses were $12.0 million and $8.8 million for the years ended December 31, 2007 and 2006, respectively. The increase was due to a $2.7 million increase in commissions on the additional liability program.

Benefits and losses incurred were $19.0 million and $21.9 million for the years ended December 31, 2007 and 2006, respectively.

Amortization of deferred acquisition costs were $0.2 million and $2.1 million for the years ended December 31, 2007 and 2006, respectively. The decrease was due to the termination of credit property business in March of 2006.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $9.2 million and $5.7 million for the years ended December 31, 2007 and 2006, respectively.

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

	December 31,
	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
	(In thousands)
Unpaid Loss and Loss Adjustment Expenses	$344,748	$334,858	$382,651	$448,987	$399,447	$416,259	$380,875	$346,928	$288,783	$288,410	$287,501
Paid (Cumulative) as of:
One year later	82,936	117,025	130,471	130,070	100,851	73,384	44,677	40,116	35,297	22,701	-
Two years later	164,318	186,193	203,605	209,525	164,255	114,246	83,230	73,235	56,566	-	-
Three years later	218,819	232,883	255,996	266,483	201,346	151,840	115,955	94,320	-	-	-
Four years later	255,134	264,517	299,681	295,268	233,898	184,219	136,940	-	-	-	-
Five years later	274,819	295,997	320,629	322,191	263,654	204,752	-	-	-	-	-
Six years later	297,354	314,281	341,543	346,733	282,552	-	-	-	-	-	-
Seven years later	311,963	331,385	358,882	364,696	-	-	-	-	-	-	-
Eight years later	327,141	346,270	371,277	-	-	-	-	-	-	-	-
Nine years later	340,190	357,731	-	-	-	-	-	-	-	-	-
Ten years later	350,202	-	-	-	-	-	-	-	-	-	-

Reserved Re-estimated as of:
One year later	339,602	383,264	433,222	454,510	471,029	447,524	388,859	326,386	319,951	307,200
Two years later	371,431	432,714	454,926	523,624	480,713	456,171	368,756	357,135	339,113	-
Three years later	429,160	437,712	517,361	500,566	521,319	435,549	399,693	376,357	-	-
Four years later	413,476	480,200	543,554	571,045	502,922	466,709	418,873	-	-	-
Five years later	443,696	524,548	558,765	569,104	537,610	485,304	-	-	-	-
Six years later	477,975	520,675	559,873	608,159	560,668	-	-	-	-	-
Seven years later	485,228	527,187	583,904	636,221	-	-	-	-	-	-
Eight years later	496,484	550,333	614,171	-	-	-	-	-	-	-
Nine years later	521,403	567,307	-	-	-	-	-	-	-	-
Ten years later	543,875	-	-	-	-	-	-	-	-	-
Cumulative Redundancy (Deficiency)	$(199,127)	$(232,449)	$(231,520)	$(187,234)	$(161,221)	$(69,045)	$(37,998)	$(29,429)	$(50,330)	$(18,790)
Retro Premium Recoverable	(1,879)	6,797	5,613	21,756	7,036	374	2,233	-	-	-
Re-estimated Reserve: Amount (Cumulative)	$(201,006)	$(225,652)	$(225,907)	$(165,478)	$(154,185)	$(68,671)	$(35,765)	$(29,429)	(50,330)	$(18,790)

Life Insurance

2008 Compared with 2007

Net premiums were $109.6 million and $112.0 million for the years ended December 31, 2008 and 2007, respectively. Medicare supplement premiums decreased by $6.0 million due to policy lapses and lower first year sales offset by an increase in life insurance premiums of $6.8 million due to increased sales. Oxford stopped writing new credit insurance business in 2006 and as a result, credit insurance premiums decreased by $2.0 million. Other premiums decreased $1.2 million.

Net investment income was $20.4 million and $20.9 million for the years ended December 31, 2008 and 2007, respectively. The decrease was due to a net reduction in invested assets and lower investment yields.

Net operating expenses were $21.3 million and $23.8 million for the years ended December 31, 2008 and 2007, respectively. The decrease was primarily attributable to the reduction of expenses on credit insurance due to business discontinuance and capitalization of life insurance acquisition expenses.

Benefits incurred were $83.6 million and $83.4 million, for the years ended December 31, 2008 and 2007, respectively. This increase was the result of a $3.2 million decrease in Medicare supplement due to policy decrements, offset by life insurance benefits of $6.0 million due to increased sales. Other benefits decreased $2.6 million.

Amortization of deferred acquisition costs (“DAC”) and the value of business acquired (“VOBA”) was $12.4 million and $13.0 million for the years ended December 31, 2008 and 2007, respectively. Amortization of DAC for the credit business decreased $1.4 million as a result of the runoff status of this program. Amortization of DAC for the life business increased $1.9 million due to increased sales. Medicare supplement decreased by $1.3 million due to the full amortization of VOBA associated with the CFLIC acquisition.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $17.7 million and $17.2 million for the years ended December 31, 2008 and 2007, respectively.

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

DAC and VOBA was $13.0 million and $15.1 million for the years ended December 31, 2007 and 2006, respectively. The credit business had a decrease of amortization of $3.9 million due to decreased business, offset by an increase of $2.3 million in annuities due to an update of DAC assumptions.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $17.2 million and $14.5 million for the years ended December 31, 2007 and 2006, respectively.

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

At March 31, 2009, cash and cash equivalents totaled $240.6 million, compared with $206.6 million on March 31, 2008. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). As of March 31, 2009 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and obligations of each operating segment were:

	Moving & Storage	Property and Casualty Insurance (a)	Life Insurance (a)
	(In thousands)

Cash and cash equivalents	$213,078	$19,197	$8,312
Other financial assets	341,427	391,706	539,112
Debt obligations	1,546,490	-	-

(a) As of December 31, 2008

At March 31, 2009, our Moving and Storage operations (AMERCO, U-Haul and Real Estate) had cash available under existing credit facilities of $42.7 million and were comprised of:

March 31, 2009
(In millions)

Real estate loan (revolving credit)	$30.0
Construction loan (revolving credit)	2.7
Working capital loan (revolving credit)	10.0
$42.7

A summary of our consolidated cash flows for fiscal 2009, 2008 and 2007 is shown in the table below:

	Years Ended March 31,
	2009	2008	2007
	(In thousands)
Net cash provided by operating activities	$274,960	$329,287	$350,721
Net cash used by investing activities	(221,726)	(357,962)	(517,619)
Net cash provided (used) by financing activities	(17,832)	159,929	87,685
Effects of exchange rate on cash	(1,437)	96	(974)
Net cash flow	33,965	131,350	(80,187)
Cash at the beginning of the period	206,622	75,272	155,459
Cash at the end of the period	$240,587	$206,622	$75,272

Net cash provided by operating activities decreased $54.3 million in fiscal 2009, compared with fiscal 2008 primarily due to the decrease from the Moving and Storage segment. Fiscal 2008 included a $20.0 million payment from SAC Holdings reducing their outstanding note payable with AMERCO. The decrease in self-moving equipment rental revenues and product and service sales is a principal contributor to the decline in operating cash flows.

Net cash used in investing activities decreased $136.2 million in fiscal 2009, compared with fiscal 2008 largely due to a shift in using operating leases for the majority of new truck acquisitions instead of debt financing. Additionally, cash flows from investing activities for Property and Casualty Insurance increased $9.0 million due to investment maturities of which the proceeds have not yet been reinvested.  Life Insurance’s cash flows from investing activities decreased $10.2 million largely in tandem with its reduced contract deposit withdrawals.

Net cash used by financing activities increased $177.8 million in fiscal 2009, as compared with fiscal 2008.  As the allocation of new truck financing has shifted from primarily debt to largely operating leases, cash provided by debt financing has declined compared with the same period last year.  Net investment contract withdrawals from annuity holders at Life Insurance decreased $11.6 million.

 Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily reflected new rental equipment acquisitions and the buyouts of existing fleet from TRAC leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment, and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and support operations. U-Haul estimates that during fiscal 2010 the Company will reinvest in its truck and trailer rental fleet approximately $125 million, net of equipment sales and excluding any lease buyouts. For fiscal 2009, the Company invested, net of sales, approximately $400 million before any lease-buyouts. Fleet investments in fiscal 2010 and beyond will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2010 investment will be funded largely through external lease financing, debt financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. The Company is funding these development projects through construction loans and internally generated funds. For fiscal 2009, the Company invested nearly $82 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2010, the timing of new projects will be dependent upon several factors including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes eMove, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment) were $268.5 million, $402.8 million and $557.5 million for fiscal 2009, 2008 and 2007, respectively. During fiscal 2009, 2008 and 2007, the Company entered into $285.5 million, $129.1 million and $120.6 million, respectively, of new equipment operating leases.

Moving and Storage continues to hold significant cash and has access to additional liquidity. Management may invest these funds in our existing operations, expand our product lines or pursue external opportunities in the self-moving and storage market place.

Property and Casualty Insurance

State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Property and Casualty Insurance’s assets are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Stockholder’s equity was $147.9 million, $148.6 million, and $142.4 million at December 31, 2008, 2007, and 2006, respectively. The decrease resulted from earnings of $5.0 million offset by a dividend paid to AMERCO of $5.5 million and a decrease in other comprehensive income of $3.7 million. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio. During fiscal 2009, ARCOA was capitalized by AMERCO in the amount of $3.5 million.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations including investment contract withdrawals. Life Insurance’s net withdrawals for the year ending December 31, 2008 were $35.9 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $156.7 million, $150.7 million, and $136.4 million at December 31, 2008, 2007 and 2006, respectively. The increase resulted from earnings of $11.2 million and a $5.2 million decrease in other comprehensive income. Life Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Cash Provided from Operating Activities by Operating Segments

Moving and Self-Storage

Cash provided by operating activities was $272.5 million, $324.4 million and $331.7 million in fiscal 2009, 2008 and 2007, respectively. Fiscal 2008 included a $20.0 million payment from SAC Holdings reducing their outstanding note payable with AMERCO.  The decrease in self-moving equipment rental revenues and product and service sales is a principal contributor to the decline in operating cash flows.

Property and Casualty Insurance

Cash provided (used) by operating activities was ($1.3) million, ($4.0) million, and $5.4 million for the years ending December 31, 2008, 2007, and 2006, respectively.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolios amounted to $112.0 million, $79.3 million, and $71.9 million at December 31, 2008, 2007, and 2006, respectively. This balance reflects funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Cash provided by operating activities from Life Insurance were $3.7 million, $7.1 million and $11.4 million for the years ending December 31, 2008, 2007 and 2006, respectively. The decrease from 2008 compared with 2007 was the result of a cash payment to a third party insurer for the cession of a portion of Oxford’s disability business.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio. At December 31, 2008, 2007 and 2006, cash and cash equivalents and short-term investments amounted to $39.3 million, $37.7 million and $41.4 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

Liquidity and Capital Resources - Summary

We believe we have the financial resources needed to meet our business plans and to meet our business  requirements including capital expenditures for the investment in our rental fleet, rental equipment and storage space, working capital requirements, and our preferred stock dividend program.

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment operating leases. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management feels it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing facilities to meet the current and expected needs of the Company over the next several years. At March 31, 2009, we had cash availability under existing credit facilities of $42.7 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. Despite the current financial market conditions, we believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please refer to Note 10 Borrowings of the Notes to Consolidated Financial Statements.

Fair Value of Financial Instruments

On April 1, 2008 we adopted SFAS 157. Effective on this date, assets and liabilities recorded at fair value on the condensed consolidated balance sheets were measured and classified based upon a three tiered approach to valuation. SFAS 157 requires that financial assets and liabilities recorded at fair value be classified and disclosed in a Level 1, Level 2 or Level 3 category. For more information, see Note 16 Fair Value Measurements of the Notes to Consolidated Financial Statements.

The available-for-sale securities held by the Company are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. At March 31, 2009, we had $2.4 million of available-for-sale assets classified in Level 3.

The interest rate swaps held by the Company as hedges against interest rate risk for our variable rate debt are recorded at fair value. These values are determined using pricing valuation models which include broker quotes for which significant inputs are observable. They include adjustments for counterparty credit quality and other deal-specific factors, where appropriate.

 Disclosures about Contractual Obligations and Commercial Commitments

The following table provides contractual commitments and contingencies as of March 31, 2009:

		Payment due by Period (as of March 31, 2009)
Contractual Obligations	Total	Prior to 03/31/10	04/01/10 03/31/12	04/01/12 03/31/14	April 1, 2014 and Thereafter
	(In thousands)
Notes, loans and leases payable - Principal	$1,339,210	$95,985	$267,642	$286,135	$689,448
Notes, loans and leases payable - Interest	261,888	53,354	88,847	73,799	45,888
Revolving credit agreements - Principal	207,280	37,280	-	-	170,000
Revolving credit agreements - Interest	37,593	4,190	7,990	7,990	17,423
AMERCO's operating leases	625,206	147,258	236,762	174,209	66,977
Property and casualty obligations (a)	114,403	17,634	20,872	14,020	61,877
Life, health and annuity obligations (b)	1,747,006	139,581	246,372	216,908	1,144,145
Self insurance accruals (c )	358,280	115,080	146,687	67,567	28,946
Post retirement benefit liability	9,749	595	1,494	1,898	5,762
Total contractual obligations	$4,700,615	$610,957	$1,016,666	$842,526	$2,230,466

 (a) these estimated obligations for unpaid losses and loss adjustment expenses include case reserves for reported claims and incurred but not reported (“IBNR”) and are net of expected reinsurance recoveries. The ultimate amount to settle both the case reserves and IBNR is an estimate based upon historical experience and current trends and could materially differ from actual results. The assumptions do not include future premiums. Due to the significant assumption employed in this model, the amounts shown could materially differ from actual results.

(b) these estimated obligations are based on mortality, morbidity, withdrawal and lapse assumptions drawn from our historical experience and adjusted for any known trends. These obligations are derived from the current balance sheet amount and include expected interest crediting but no amounts for future annuity deposits or premiums for life and Medicare supplement policies.  The cash flows shown are undiscounted for interest and as a result total outflows for all years shown significantly exceed the corresponding liabilities of $435.9 million included in our consolidated balance sheet as of March 31, 2009. Oxford expects to fully fund these obligations from their invested asset portfolio. Due to the significant assumptions employed in this model, the amounts shown could materially differ from actual results.

(c) these estimated obligation are primarily the Company’s self insurance accruals for portions of the liability coverage for our rental equipment.  The estimates for future settlement are based upon historical experience and current trends. Due to the significant assumption employed in this model, the amounts shown could materially differ from actual results.

As presented above, contractual obligations on debt and guarantees represent principal payments while contractual obligations for operating leases represent the notional payments under the lease arrangements. Interest on variable rate debt is based on the applicable rate at March 31, 2009 without regard to associated interest rate swaps.

FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes - an interpretation of FASB statement No. 109 (“FIN 48”) liabilities and interest of $10.9 million is not included above due to uncertainty surrounding ultimate settlements, if any.

Off Balance Sheet Arrangements

The Company uses off-balance sheet arrangements in situations where management believes that the economics and sound business principles warrant their use.

AMERCO utilizes operating leases for certain rental equipment and facilities with terms expiring substantially through 2016, with the exception of one land lease expiring in 2034. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, AMERCO has guaranteed approximately $183.4 million of residual values at March 31, 2009 for these assets at the end of their respective lease terms. AMERCO has been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of AMERCO’s minimum lease payments and residual value guarantees was $679.7 million at March 31, 2009.

Historically, AMERCO has used off-balance sheet arrangements in connection with the expansion of our self-storage business. Refer to Note 21 Related Party Transactions of the Notes to Consolidated Financial Statements. These arrangements were primarily used when the Company’s overall borrowing structure was more limited. The Company does not face similar limitations currently and off-balance sheet arrangements have not been utilized in our self-storage expansion in recent years. In the future, the Company will continue to identify and consider off-balance sheet opportunities to the extent such arrangements would be economically advantageous to the Company and its stockholders.

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”), and Private Mini Storage Realty L.P. (“Private Mini”) pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $24.3 million, $23.7 million and $23.5 million from the above mentioned entities during fiscal 2009, 2008 and 2007, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $2.4 million, $2.1 million and $2.7 million in fiscal 2009, 2008 and 2007, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At March 31, 2009, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based on equipment rental revenues. The Company paid the above mentioned entities $34.7 million, $36.0 million and $36.6 million, respectively in commissions pursuant to such dealership contracts during fiscal 2009, 2008 and 2007, respectively.

These agreements along with notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $43.2 million, expenses of $2.4 million and cash flows of $38.1 million during fiscal 2009. Revenues and commission expenses related to the Dealer Agreements were $164.0 million and $34.7 million, respectively.

During fiscal 2009, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. The Company does not have an equity ownership interest in SAC Holdings. The Company recorded interest income of $18.4 million, $18.6 million and $19.2 million and received cash interest payments of $14.1 million, $19.2 million and $44.5 million from SAC Holdings during fiscal 2009, 2008 and 2007, respectively. The cash interest payments for fiscal 2007 included a payment to significantly reduce the outstanding interest receivable from SAC Holdings. The largest aggregate amount of notes receivable outstanding during fiscal 2009 was $198.1 million and the aggregate notes receivable balance at March 31, 2009 was $197.6 million. In accordance with the terms of these notes, SAC Holdings may repay the notes without penalty or premium at any time.

Fiscal 2010 Outlook

We will continue to focus our attention on increasing transaction volume and improving pricing, product and utilization for self-moving equipment rentals.  Maintaining an adequate level of new investment in our truck fleet is an important component of our plan to meet these goals.  Over the last four years we have rotated over 55,000 new box trucks into the rental fleet while at the same time removing over 51,000 older box trucks from the active fleet.  This aggressive rotation of the fleet provides us the opportunity in fiscal 2010 to reduce our new equipment capital expenditures relative to the last several years. Revenue in the U-Move program could continue to be adversely impacted should we fail to execute in any of these areas. Even if we execute our plans we could see declines in revenues primarily due to the adverse economic conditions that are beyond our control.

We have added new storage locations and expanded at existing locations.  In fiscal 2010 we are looking to complete current projects and increase occupancy in our existing portfolio of locations.  New projects and acquisitions will be considered and pursued if they fit our long-term plans and meet our financial objectives.  While the Company was able to maintain storage revenue in fiscal 2009 due to pricing, this trend may not continue.  The Company will continue to invest capital and resources in the “U-Box”TM storage container program throughout fiscal 2010.

Property and Casualty Insurance will continue to provide loss adjusting and claims handling for U-Haul and underwrite components of the Safemove, Safetow and Safestor protection packages to U-Haul customers.

Life Insurance is pursuing its goal of expanding its presence in the senior market through the sales of its Medicare supplement, life and annuity policies. This strategy includes growing its agency force, expanding its new product offerings, and pursuing business acquisition opportunities.

Quarterly Results (unaudited)

The quarterly results shown below are derived from unaudited financial statements for the eight quarters beginning April 1, 2007 and ending March 31, 2009. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly, and in accordance with GAAP, such results. Moving and Storage operations are seasonal and proportionally more of the Company’s revenues and net earnings from its Moving and Storage operations are generated in the first and second quarters of each fiscal year (April through September). The operating results for the periods presented are not necessarily indicative of results for any future period.

	Quarter Ended
	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
	(In thousands, except for share and per share data)
Total revenues	$415,393	$442,584	$591,495	$542,794
Earnings (loss) from operations	(32,135)	(14,001)	95,522	71,662
Net earnings (loss)	(35,288)	(24,952)	43,824	29,826
Earnings (loss) available to common shareholders	(38,528)	(28,193)	40,583	26,585
Weighted average common shares outstanding: basic and diluted	19,357,185	19,347,660	19,351,322	19,343,184
Earnings (loss) per common share: Basic and diluted	$(1.99)	$(1.46)	$2.10	$1.37

	Quarter Ended
	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
	(In thousands, except for share and per share data)
Total revenues	$433,097	$465,460	$596,342	$554,275
Earnings (loss) from operations	(5,685)	8,323	109,080	92,004
Net earnings (loss)	(14,048)	(10,394)	50,474	41,752
Earnings (loss) available to common shareholders	(17,288)	(13,635)	47,233	38,511
Weighted average common shares outstanding: basic and diluted	19,544,707	19,746,237	19,733,755	19,937,152
Earnings (loss) per common share: Basic and diluted	$(0.85)	$(0.69)	$2.39	$1.93

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and currency exchange rates. To mitigate these risks, we may utilize derivative financial instruments, among other strategies. We do not use derivative financial instruments for speculative purposes.

 Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations.  We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. The Company enters into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations.

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate

(In thousands)

$74,662	(a), (b)	(6,460)	5/10/2006	4/10/2012	5.06%	1 Month LIBOR
82,818	(a), (b)	(7,946)	10/10/2006	10/10/2012	5.57%	1 Month LIBOR
27,486	(a)	(3,153)	7/10/2006	7/10/2013	5.67%	1 Month LIBOR
274,167	(a)	(52,712)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
19,125	(a)	(1,978)	2/12/2007	2/10/2014	5.24%	1 Month LIBOR
12,991	(a)	(1,348)	3/10/2007	3/10/2014	4.99%	1 Month LIBOR
13,000	(a)	(1,237)	3/10/2007	3/10/2014	4.99%	1 Month LIBOR
17,000	(a), (b)	(965)	8/15/2008	6/15/2015	3.62%	1 Month LIBOR
17,338	(a)	(1,157)	8/29/2008	7/10/2015	4.04%	1 Month LIBOR
26,982	(a)	(2,105)	9/30/2008	9/10/2015	4.16%	1 Month LIBOR
15,000	(a), (b)	(58)	3/30/2009	4/15/2016	2.63%	1 Month LIBOR

(a) interest rate swap agreement
(b) forward swap

As of March 31, 2009, the Company had approximately $781.8 million of variable rate debt obligations.  If London Inter-Bank Offer Rate (“LIBOR”) were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $2.0 million annually (after consideration of the effect of the above derivative contracts).

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.6%, 5.4% and 4.4% of our revenue in fiscal 2009, 2008 and 2007, respectively were generated in Canada. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

Item 8.    Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of AMERCO and its consolidated subsidiaries including the notes to such statements and the related schedules are set forth on the “F” pages here to and are incorporated herein.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.   Controls and Procedures

Attached as exhibits to this Form 10-K are certifications of the registrants’ Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), which are required in accordance with Rule 13a-14 of the Exchange Act. This "Controls and Procedures" section includes information concerning the controls and procedures evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented in Evaluation of Disclosure Controls and Procedures.

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

 Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of March 31, 2009, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by our Internal Audit organization and our Finance organization.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year 2009. We reviewed the results of management's assessment with the Audit Committee of our Board.

Our independent registered public accounting firm, BDO Seidman, LLP, has audited the Company's internal control over financial reporting and has issued their report, which is included below.

Item 9B.    Other Information

Not applicable.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
AMERCO
Reno, Nevada

We have audited AMERCO and consolidated subsidiaries’ (the “Company”) internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, other comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2009 and our report dated June 2, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Phoenix, Arizona
June 2, 2009

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required to be disclosed under this Item 10 is incorporated herein by reference to AMERCO’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of the 2009 fiscal year.

The Company has adopted a code of ethics that applies to all directors, officers and employees of the Company, including the Company’s principal executive officer and principal accounting officer. A copy of our Code of Ethics is posted on AMERCO’s web site at amerco.com/governance.aspx.  We intend to satisfy the disclosure requirements of Form 8-K regarding any amendment to, or waiver from, a provision of this code of ethics by posting such information on the Company’s website, at the web address and location specified above, unless otherwise required to file a Form 8-K by Nasdaq rules and regulations.

Item 11.    Executive Compensation

The information required to be disclosed under this Item 11 is incorporated herein by reference to AMERCO’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of the 2009 fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management  and Related Stockholder Matters

The information required to be disclosed under this Item 12 is incorporated herein by reference to AMERCO’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of the 2009 fiscal year.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed under this Item 13 is incorporated herein by reference to AMERCO’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of the 2009 fiscal year.

Item 14.    Principal Accounting Fees and Services

The information required to be disclosed under this Item 14 is incorporated herein by reference to AMERCO’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of the 2009 fiscal year.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

Page No.
1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm	F-1
	Independent Auditors' Report	F-2
	Consolidated Balance Sheets - March 31, 2009 and 2008	F-3
	Consolidated Statements of Operations - Years Ended March 31, 2009, 2008, and 2007	F-4
	Consolidated Statements of Changes in Stockholders' Equity - Years Ended March 31, 2009, 2008, and 2007	F-5
	Consolidated Statement of Comprehensive Income (Loss) - Years Ended March 31, 2009, 2008 and 2007	F-6
	Consolidated Statement of Cash Flows - Years Ended March 31, 2009, 2008 and 2007	F-7
	Notes to Consolidated Financial Statements	F-8 - F-56
2.	Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 15:
	Condensed Financial Information of AMERCO - Schedule I	F-57 - F-60
	Valuation and Qualifying Accounts - Schedule II	F-61
	Supplemental Information (For Property-Casualty Insurance Underwriters) - Schedule V	F-62

All other schedules are omitted as the required information is not applicable or the information is presented in the financial statements or related notes thereto.

(b) Exhibits:

Exhibit Number	Description	Page or Method of Filing
2.1	Joint Plan of Reorganization of AMERCO and AMERCO Real Estate Company	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed October 20, 2003, file no. 1-11255
2.2	Disclosure Statement Concerning the Debtors’ Joint Plan of Reorganization	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed October 20, 2003, file no. 1-11255
2.3	Amended Joint Plan of Reorganization of AMERCO and AMERCO Real Estate Company	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, file no. 1-11255
3.1	Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Registration Statement on form S-4 filed March 30, 2004, file no. 1-11255
3.2	Restated By-Laws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on December 5, 2007, file no. 1-11255
4.1	Indenture dated as of March 15, 2004, among SAC Holding Corporation and SAC Holding II Corporation and Law Debenture Trust Company of New York	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on March 26, 2004, file no. 1-11255
4.2	Termination of Rights Agreement, dated as of March 5, 2008	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on March 11, 2008, file no. 1-11255
10.1*	AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1993, file no. 1-11255
10.1A*	First Amendment to the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan	Filed herewith

Exhibit Number	Description	Page or Method of Filing
10.2
SAC Participation and Subordination Agreement, dated as of March 15, 2004 among SAC Holding Corporation, SAC Holding II Corporation, AMERCO, U-Haul International, Inc., and Law Debenture Trust Company of New York
Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on March 26, 2004, file no. 1-11255
10.3	U-Haul Dealership Contract	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year end March 31, 1993, file no. 1-11255
10.4	Share Repurchase and Registration Rights Agreement with Paul F. Shoen	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1993, file no. 1-11255
10.5	ESOP Loan Credit Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.6	ESOP Loan Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.7	Trust Agreement for the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.8	Amended Indemnification Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.9	Indemnification Trust Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.10	Management Agreement between Four SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1997, file no. 1-11255
10.11	Management Agreement between Five SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1999, file no. 1-11255
10.12	Management Agreement between Eighteen SAC Self-Storage Corporation and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.13	Management Agreement between Nineteen SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.14	Management Agreement between Twenty SAC Self-Storage Corporation and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.15	Management Agreement between Twenty-One SAC Self-Storage Corporation and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.16	Management Agreement between Twenty-Two SAC Self-Storage Corporation and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.17	Management Agreement between Twenty-Three SAC Self-Storage Corporation and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
10.18	Management Agreement between Twenty-Four SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.19	Management Agreement between Twenty-Five SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.20	Management Agreement between Twenty-Six SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.21	Management Agreement between Twenty-Seven SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.22	Amended and Restated Promissory Note between SAC Holding Corporation and U-Haul International, Inc. (in an aggregate principal amount up to $47,500,000)	Incorporated by reference to AMERCO’s Form S-4 Registration Statement filed on March 30, 2004, no. 333-114042
10.23	Amended and Restated Promissory Note between SAC Holding Corporation and U-Haul International, Inc. (in an aggregate principal amount up to $76,000,000)	Incorporated by reference to AMERCO’s Form S-4 Registration Statement filed on March 30, 2004, no. 333-114042
10.24	Property Management Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2004, file no. 1-11255
10.25	Property Management Agreements among Three-A through Three-D SAC Self-Storage Limited Partnership and the subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.26	U-Haul Dealership Contract between U-Haul Leasing & Sales Co., and U-Haul Moving Partners, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.27	Property Management Agreement between Mercury Partners, LP, Mercury 99, LLC and U-Haul Self-Storage Management (WPC), Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.28	Property Management Agreement between Three-SAC Self-Storage Corporation and U-Haul Co. (Canada), Ltd.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.29	Property Management Agreement among subsidiaries of U-Haul International and Galaxy Storage Two, L.P.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, file no. 1-11255
10.30	Merrill Lynch Commitment Letter (re first mortgage loan)	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 13, 2005, file no. 1-11255
10.31	Morgan Stanley Commitment Letter	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 13, 2005, file no. 1-11255
10.32	Merrill Lynch Commitment Letter (re loan to Amerco Real Estate Company)	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 13, 2005, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
10.33
Amended and Restated Credit Agreement, dated June 8, 2005, among Amerco Real Estate Company, Amerco Real Estate Company of Texas, Inc., Amerco Real Estate Company of Alabama Inc., U-Haul Co. of Florida, Inc., U-Haul International, Inc. and Merrill Lynch Commercial Finance Corp.
Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.34
Security Agreement dated June 8, 2005, by Amerco Real Estate Company, Amerco Real Estate Company of Texas, Inc., Amerco Real Estate Company of Alabama, Inc., U-Haul Co. of Florida, Inc., U-Haul International, Inc. and the Marketing Grantors named therein in favor of Merrill Lynch Commercial Finance Corp.
Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.35	Guarantee, dated June 8, 2005, by U-Haul International, Inc. in favor of Merrill Lynch Commercial Finance Corp.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.36
Promissory Note, dated June 8, 2005 by Amerco Real Estate Company, Amerco Real Estate Company of Texas, Inc., Amerco Real Estate Company of Alabama, Inc., U-Haul Co. of Florida, Inc. and U-Haul International, Inc.
Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.37	Form of Mortgage, Security Agreement, Assignment of Rents and Fixture Filing, dated June 8, 2005 in favor of Morgan Stanley Mortgage Capital Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.38	Form of Promissory Note, dated June 8, 2005, in favor of Morgan Stanley Mortgage Capital Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.39	Form of Mortgage, Security Agreement, Assignment of Rents and Fixture Filing, dated June 8, 2005, in favor of Merrill Lynch Mortgage Lending, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.40	Form of Promissory Note, dated June 8, 2005, in favor of Merrill Lynch Mortgage Lending, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.41	Property Management Agreement between Subsidiaries of U-Haul and Five SAC RW MS, LLC., dated August 17, 2005.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, file no. 1-11255
10.42	Credit agreement, dated November 10, 2005, among U-Haul Leasing & Sales Co., U-Haul Company of Arizona and U-Haul International, Inc. and Merrill Lynch Commercial Finance Corporation.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed November 17, 2005, file no. 1-11255
10.43	Property Management Agreement between Subsidiaries of U-Haul and Five SAC 905, LLC., dated September 23, 2005.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, file no. 1-11255
10.44	Property Management Agreements between Subsidiaries of U-Haul and subsidiaries of PM Partners, LP, dated June 25, 2005.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.45	Promissory note, dated December 1, 2005, by Private Mini Storage Realty, LP in favor of AMERCO.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
10.46	Promissory note dated December 1, 2005 by PMSI Investments, LP in favor of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.47	Property Management Agreements between Subsidiaries of U-Haul and subsidiaries of PM Preferred Properties, LP., dated June 25, 2005	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.48	Credit Agreement executed June 7, 2006, among U-Haul Leasing & Sales Co., U-Haul Co. of Arizona and U-Haul International, Inc. and BTMU Capital Corporation.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.49	Security and Collateral Agreement executed June 7, 2006, by U-Haul International, Inc., U-Haul Leasing and Sales Co., U-Haul Co. of Arizona, BTMU Capital Corporation, and Orange Truck Trust 2006	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.50	Guarantee executed June 7, 2006, made by U-Haul International, Inc. and AMERCO in favor of BTMU Capital Corp. and Orange Truck Trust 2006.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.51
First Amendment to Security Agreement (New Truck Term Loan Facility) executed June 7, 2006, among U-Haul Leasing and Sales Co., U-Haul Co. of Arizona, and U-Haul International, Inc., in favor of Merrill Lynch Commercial Finance Corp.
Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.52	Credit Agreement dated June 6, 2006, among U-Haul Leasing and Sales Co., U-Haul Co. of Arizona, and U-Haul International, Inc., and HVB	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.53	Security Agreement dated June 6, 2006, among U-Haul Leasing and Sales Co., U-Haul Co. of Arizona, and U-Haul International, Inc. in favor of HVB	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.54	Guarantee dated June 6, 2006, made by U-Haul International, Inc. in favor of HVB	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.55	Stockholder Agreement dated June 30, 2006 between Edward J. Shoen, James P. Shoen, Mark V. Shoen, Rosmarie T. Donovan, as Trustee, and Southwest Fiduciary, Inc., as Trustee	Incorporated by reference to Exhibit 99.2, filed with the Schedule 13-D, filed on July 13, 2006, file number 5-39669
10.56
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
Incorporated by reference to AMERCO’s Current Report on Form 8-K filed August 23, 2006, file no. 1-11255
10.57	Stockholder Agreement dated March 9, 2007 between Edward J. Shoen, James P. Shoen, Mark V. Shoen, Rosmarie T. Donovan, as Trustee, and Adagio Trust Company, as Trustee	Incorporated by reference to Exhibit 99.2, filed with the Schedule 13-D, filed on March 9, 2007, file number 5-39669

Exhibit Number	Description	Page or Method of Filing
10.58
Amended and Restated Credit Agreement, dated as of March 12, 2007, to the Credit Agreement, dated as of June 28, 2005, among U-Haul Leasing & Sales Co., U-Haul Company of Arizona and U-Haul International, Inc. and Merrill Lynch Commercial Finance Corporation.
Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2007, file no. 1-11255
10.59
Amended and Restated Security Agreement, dated as of March 12, 2007, to the Security Agreement, dated June 28, 2005, among U-Haul Leasing & Sales Co., U-Haul Company of Arizona and U-Haul International, Inc. in favor of Merrill Lynch Commercial Finance Corporation.
Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2007, file no. 1-11255
10.60	2007-1 BOX TRUCK BASE INDENTURE, dated as of June 1, 2007, among U-HAUL S FLEET, LLC, 2007 TM-1, LLC, 2007 DC-1, LLC, and 2007 EL-1, LLC and U.S. BANK NATIONAL ASSOCIATION.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2007, file no. 1-11255
10.61	SCHEDULE I TO 2007-1 BOX TRUCK BASE INDENTURE, dated as of June 1, 2007.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2007, file no. 1-11255
10.62
SERIES 2007-1 SUPPLEMENT, dated as of June 1, 2007, among U-HAUL S FLEET, LLC, 2007 TM-1, LLC, 2007 DC-1, LLC, and 2007 EL-1, LLC, and U.S. BANK NATIONAL ASSOCIATION, to the 2007-1 Box Truck Base Indenture.
Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2007, file no. 1-11255
10.63	CARGO VAN/PICK-UP TRUCK BASE INDENTURE, dated as of June 1, 2007, among U-HAUL S FLEET, LLC, 2007 BE-1, LLC, and 2007 BP-1, LLC, and U.S. BANK NATIONAL ASSOCIATION.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2007, file no. 1-11255
10.64	SCHEDULE I TO CARGO VAN/PICK-UP TRUCK BASE INDENTURE, dated as of June 1, 2007.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2007, file no. 1-11255
10.65	SERIES 2007-1 SUPPLEMENT, dated as of June 1, 2007, among U-HAUL S FLEET, LLC, 2007 BE-1, LLC, and 2007 BP-1, LLC, and U.S. BANK NATIONAL ASSOCIATION, to the Cargo Van/Pick-Up Truck Base Indenture.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2007, file no. 1-11255
10.66	Amended and restated Property Management Agreement among Six-A SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.67	Amended and restated Property Management Agreement among Six-B SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.68	Amended and restated Property Management Agreement among Six-C SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
10.69	Amended and restated Property Management Agreement among Eight SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.70	Amended and restated Property Management Agreement among Nine SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.71	Amended and restated Property Management Agreement among Ten SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.72	Amended and restated Property Management Agreement among Eleven SAC Self-Storage Corporation and Eleven SAC Self-Storage Odenton, Inc. and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.73	Amended and restated Property Management Agreement among Twelve SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.74	Amended and restated Property Management Agreement among Thirteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.75	Amended and restated Property Management Agreement among Fourteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.76	Amended and restated Property Management Agreement among Fifteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.77	Amended and restated Property Management Agreement among Sixteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.78	Amended and restated Property Management Agreement among Seventeen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.79	Promissory Note. SAC Holding Corporation, a Nevada corporation ("Borrower"), pay to U-Haul International, Inc., a Nevada corporation	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.80
Omnibus Termination and Release (Aged Truck Revolving Loan Facility), dated February 8, 2008 among U-Haul Leasing & Sales Co., U-Haul Co. of Arizona and U-Haul International, Inc. and Merrill Lynch Commercial Finance Corporation
Incorporated by reference to AMERCO’s Current Report on Form 8-K filed February 13, 2008, file no. 1-11255
14	Code of Ethics	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 5, 2004, file no. 1-11255
21	Subsidiaries of AMERCO	Filed herewith

Exhibit Number	Description	Page or Method of Filing
23.1	Consent of BDO Seidman, LLP	Filed herewith
23.2	Consent of Semple, Marchal and Cooper, LLP	Filed herewith
24	Power of Attorney	Refer to signature page
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Accounting Officer of AMERCO	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Chief Accounting Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

* Indicates compensatory plan arrangement.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
AMERCO
Reno, Nevada

We have audited the accompanying consolidated balance sheets of AMERCO and consolidated subsidiaries (the “Company”) as of March 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity, other comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2009. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index.  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.  We did not audit the financial statements of SAC Holding II Corporation, which statements reflect total revenues of $28.1 million for the seven month period ended October 31, 2007 and $46.6 million for the year ended March 31, 2007.  Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such consolidated entity, is based solely on the reports of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules.  We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors,  the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in the notes to the consolidated financial statements, the Company: (1) effective April 1, 2007, adopted the recognition and measurement provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (2) effective March 31, 2007, began to recognize the funded status of its defined benefit plan in its consolidated balance sheets and changed the measurement date for defined benefit plan assets and liabilities to coincide with its year end to conform to Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R), and (3) effective March 31, 2007, changed their method for quantifying errors based on SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

As discussed in note 2 to the consolidated financial statements, the Company deconsolidated SAC Holding II Corporation in November 2007, which was accounted for as a distribution to the sole shareholder of SAC Holding II Corporation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 2, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Phoenix, Arizona
June 2, 2009

Independent Auditors’ Report

Board of Directors and Stockholder
SAC Holding II Corporation
(A Wholly-Owned Subsidiary of Blackwater Investments, Inc.)

We have audited the accompanying consolidated balance sheets of SAC Holding II Corporation (A Wholly-Owned Subsidiary of Blackwater Investments, Inc.) as of October 31, 2007 and March 31, 2007 and the related consolidated statements of operations, stockholder’s deficit, and cash flows for the seven months ended October 31, 2007 and the year ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SAC Holding II Corporation (A Wholly-Owned Subsidiary of Blackwater Investments, Inc.) as of October 31, 2007 and March 31, 2007 and the results of its operations, stockholder’s deficit and its cash flows for the seven months ended October 31, 2007 and the year ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Semple, Marchal & Cooper, LLP

Phoenix, Arizona
May 29, 2008

AMERCO AND CONSOLIDATED ENTITIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2009	2008
	(In thousands)
ASSETS
Cash and cash equivalents	$240,587	$206,622
Reinsurance recoverables and trade receivables, net	213,853	202,765
Notes and mortgage receivables, net	2,931	2,088
Inventories, net	70,749	65,349
Prepaid expenses	54,201	56,159
Investments, fixed maturities and marketable equities	519,631	633,784
Investments, other	227,022	185,591
Deferred policy acquisition costs, net	44,993	35,578
Other assets	133,644	129,489
Related party assets	303,534	303,886
	1,811,145	1,821,311
Property, plant and equipment, at cost:
Land	212,744	208,164
Buildings and improvements	920,294	859,882
Furniture and equipment	333,314	309,960
Rental trailers and other rental equipment	214,988	205,572
Rental trucks	1,666,151	1,734,425
	3,347,491	3,318,003
Less: Accumulated depreciation	(1,333,563)	(1,306,827)
Total property, plant and equipment	2,013,928	2,011,176
Total assets	$3,825,073	$3,832,487
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$329,227	$292,526
AMERCO's notes, loans and leases payable	1,546,490	1,504,677
Policy benefits and losses, claims and loss expenses payable	779,309	789,374
Liabilities from investment contracts	303,332	339,198
Other policyholders' funds and liabilities	11,961	10,467
Deferred income	24,612	11,781
Deferred income taxes	112,513	126,033
Total liabilities	3,107,444	3,074,056
Commitments and contingencies (notes 10, 17, 18, 19 and 20)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and outstanding as of March 31, 2009 and 2008	-	-
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of March 31, 2009 and 2008	-	-
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
none issued as of March 31, 2009 and 2008	-	-
Common stock of $0.25 par value, 150,000,000 shares authorized; 41,985,700
issued as of March 31, 2009 and 2008	10,497	10,497
Additional paid-in capital	420,588	419,370
Accumulated other comprehensive loss	(98,000)	(55,279)
Retained earnings	915,862	915,415
Cost of common shares in treasury, net (22,377,912 and 22,354,386 shares as of
March 31, 2009 and 2008)	(525,653)	(524,677)
Unearned employee stock ownership plan shares	(5,665)	(6,895)
Total stockholders' equity	717,629	758,431
Total liabilities and stockholders' equity	$3,825,073	$3,832,487

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2009	2008	2007
	(In thousands, except share and per share data)
Revenues:
Self-moving equipment rentals	$1,423,022	$1,451,292	$1,462,470
Self-storage revenues	110,548	122,248	126,424
Self-moving and self-storage products and service sales	199,394	217,798	224,722
Property management fees	23,192	22,820	21,154
Life insurance premiums	109,572	111,996	120,399
Property and casualty insurance premiums	28,337	28,388	24,335
Net investment and interest income	58,021	62,110	59,696
Other revenue	40,180	32,522	30,098
Total revenues	1,992,266	2,049,174	2,069,298
Costs and expenses:
Operating expenses	1,047,238	1,079,486	1,082,178
Commission expenses	171,303	167,945	162,899
Cost of sales	114,387	120,210	117,648
Benefits and losses	108,259	108,817	116,959
Amortization of deferred policy acquisition costs	12,394	13,181	17,138
Lease expense	152,424	133,931	147,659
Depreciation, net of (gains) losses on disposals	265,213	221,882	189,589
Total costs and expenses	1,871,218	1,845,452	1,834,070
Earnings from operations	121,048	203,722	235,228
Interest expense	(98,470)	(101,420)	(82,436)
Fees and amortization on early extinguishment of debt	-	-	(6,969)
Pretax earnings	22,578	102,302	145,823
Income tax expense	(9,168)	(34,518)	(55,270)
Net earnings	13,410	67,784	90,553
Less: Preferred stock dividends	(12,963)	(12,963)	(12,963)
Earnings available to common shareholders	$447	$54,821	$77,590
Basic and diluted earnings per common share	$0.02	$2.78	$3.72
Weighted average common shares outstanding: Basic and diluted	19,350,041	19,740,571	20,838,570

Related party revenues for fiscal 2009, 2008 and 2007, net of eliminations, were $46.9 million, $42.5 million and $33.5 million, respectively.

Related party costs and expenses for fiscal 2009, 2008 and 2007, net of eliminations, were $37.1 million, $31.8 million and $28.0 million, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Description	Series A Common Stock, $0.25 Par Value	Common Stock, $0.25 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Stock	Less: Unearned Employee Stock Ownership Plan Shares	Total Stockholders' Equity
	(In thousands)
Balance as of March 31, 2006	$929	$9,568	$367,655	$(28,902)	$773,784	$(418,092)	$(9,338)	$695,604
Adjustment to initially apply SAB 108, net of tax	-	-	-	-	(1,926)	-	-	(1,926)
Adjustment to initially apply FASB Statement No. 158, net of tax	-	-	-	(153)	(148)	-	-	(301)
Increase in market value of released ESOP shares and release of unearned ESOP shares	-	-	3,265	-	-	-	1,204	4,469
Foreign currency translation, net of tax	-	-	-	(1,919)	-	-	-	(1,919)
Unrealized loss on investments, net of tax	-	-	-	(1,072)	-	-	-	(1,072)
Fair market value of cash flow hedges, net of tax	-	-	-	(9,733)	-	-	-	(9,733)
Net earnings	-	-	-	-	90,553	-	-	90,553
Preferred stock dividends: Series A ($2.13 per share for fiscal 2007)	-	-	-	-	(12,963)	-	-	(12,963)
Exchange of shares	(929)	929	-	-	-	-	-	-
Treasury stock	-	-	-	-	-	(49,106)	-	(49,106)
Contribution from related party	-	-	4,492	-	-	-	-	4,492
Net activity	(929)	929	7,757	(12,877)	75,516	(49,106)	1,204	22,494
Balance as of March 31, 2007	$-	$10,497	$375,412	$(41,779)	$849,300	$(467,198)	$(8,134)	$718,098
Adjustment to initially apply FIN 48	-	-	-	-	6,826	-	-	6,826
Increase in market value of released ESOP shares and release of unearned ESOP shares	-	-	2,379	-	-	-	1,239	3,618
Foreign currency translation, net of tax	-	-	-	8,583	-	-	-	8,583
Unrealized gain on investments, net of tax	-	-	-	1,946	-	-	-	1,946
Fair market value of cash flow hedges, net of tax	-	-	-	(25,473)	-	-	-	(25,473)
Adjustment to post retirement benefit obligation	-	-	-	1,444	-	-	-	1,444
Net earnings	-	-	-	-	67,784	-	-	67,784
Preferred stock dividends: Series A ($2.13 per share for fiscal 2008)	-	-	-	-	(12,963)	-	-	(12,963)
Treasury stock	-	-	-	-	-	(57,479)	-	(57,479)
Contribution from related party	-	-	46,071	-	-	-	-	46,071
SAC Holding II Corporation distribution	-	-	(4,492)	-	4,468	-	-	(24)
Net activity	-	-	43,958	(13,500)	66,115	(57,479)	1,239	40,333
Balance as of March 31, 2008	$-	$10,497	$419,370	$(55,279)	$915,415	$(524,677)	$(6,895)	$758,431
Increase in market value of released ESOP shares and release of unearned ESOP shares	-	-	1,218	-	-	-	1,230	2,448
Foreign currency translation, net of tax	-	-	-	(16,030)	-	-	-	(16,030)
Unrealized loss on investments, net of tax	-	-	-	(8,914)	-	-	-	(8,914)
Fair market value of cash flow hedges, net of tax	-	-	-	(17,833)	-	-	-	(17,833)
Adjustment to post retirement benefit obligation	-	-	-	56	-	-	-	56
Net earnings	-	-	-	-	13,410	-	-	13,410
Preferred stock dividends: Series A ($2.13 per share for fiscal 2009)	-	-	-	-	(12,963)	-	-	(12,963)
Treasury stock	-	-	-	-	-	(976)	-	(976)
Net activity	-	-	1,218	(42,721)	447	(976)	1,230	(40,802)
Balance as of March 31, 2009	$-	$10,497	$420,588	$(98,000)	$915,862	$(525,653)	$(5,665)	$717,629

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended March 31,
	2009	2008	2007
	(In thousands)
Comprehensive income (loss):
Net earnings	$13,410	$67,784	$90,553
Other comprehensive income (loss), net of tax:
Foreign currency translation	(16,030)	8,583	(1,919)
Unrealized gain (loss) on investments	(8,914)	1,946	(1,072)
Change in fair value of cash flow hedges	(17,833)	(25,473)	(9,733)
Postretirement benefit obligation gain (loss)	56	1,444	(153)
Total comprehensive income (loss)	$(29,311)	$54,284	$77,676

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net earnings	$13,410	$67,784	$90,553
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	248,569	227,798	186,106
Amortization of deferred policy acquisition costs	12,394	13,181	17,138
Change in allowance for losses on trade receivables	(17)	76	49
Change in allowance for losses on mortgage notes	(309)	(39)	(40)
Change in allowance for inventory reserves	792	2,746	2,679
Net (gain) loss on sale of real and personal property	16,644	(5,916)	3,483
Net loss on sale of investments	64	292	622
Write-off of unamortized debt issuance costs	-	-	6,969
Deferred income taxes	7,941	5,563	12,586
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(11,069)	(16,524)	48,386
Inventories	(6,192)	(2,445)	(4,761)
Prepaid expenses	1,960	(4,338)	(8,205)
Capitalization of deferred policy acquisition costs	(10,906)	(7,479)	(8,168)
Other assets	(3,795)	3,241	3,450
Related party assets	4,577	33,032	8,616
Accounts payable and accrued expenses	(1,821)	7,310	17,044
Policy benefits and losses, claims and loss expenses payable	(7,620)	20,664	(40,169)
Other policyholders' funds and liabilities	1,493	(96)	2,709
Deferred income	13,037	(3,996)	1,266
Related party liabilities	(4,192)	(11,567)	10,408
Net cash provided by operating activities	274,960	329,287	350,721

Cash flow from investment activities:
Purchase of:
Property, plant and equipment	(396,690)	(570,210)	(648,344)
Short term investments	(320,922)	(245,345)	(249,392)
Fixed maturity investments	(143,665)	(83,651)	(109,672)
Equity securities	(1)	(31)	-
Preferred stock	(2,000)	(770)	-
Real estate	(614)	(3,098)	-
Mortgage loans	(26,086)	(14,057)	(10,725)
Proceeds from sales of:
Property, plant and equipment	128,188	166,386	89,672
Short term investments	298,982	246,175	276,690
Fixed maturity investments	234,317	131,793	116,858
Equity securities	28	46	-
Cash received in excess of purchase of company acquired	-	-	1,235
Preferred stock	-	5,625	1,225
Real estate	-	912	6,870
Mortgage loans	5,884	8,146	7,062
Payments from notes and mortgage receivables	853	117	902
Net cash used by investing activities	(221,726)	(357,962)	(517,619)

Cash flow from financing activities:
Borrowings from credit facilities	180,331	616,710	410,189
Principal repayments on credit facilties	(148,398)	(295,387)	(196,072)
Debt issuance costs	(414)	(11,976)	(3,058)
Capital lease payments	(776)	-	-
Leveraged Employee Stock Ownership Plan - Repayment from loan	1,230	1,239	1,204
Treasury stock repurchases	(976)	(57,478)	(49,106)
Securitization deposits	-	(32,775)	-
Preferred stock dividends paid	(12,963)	(12,963)	(12,963)
Investment contract deposits	17,739	18,077	16,695
Investment contract withdrawals	(53,605)	(65,518)	(79,204)
Net cash provided (used) by financing activities	(17,832)	159,929	87,685

Effects of exchange rate on cash	(1,437)	96	(974)

Increase (decrease) in cash and cash equivalents	33,965	131,350	(80,187)
Cash and cash equivalents at the beginning of period	206,622	75,272	155,459
Cash and cash equivalents at the end of period	$240,587	$206,622	$75,272
The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

AMERCO, a Nevada Corporation (“AMERCO”) has a fiscal year that ends on the 31st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31st of December for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. The Company discloses any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2008, 2007 and 2006 correspond to fiscal 2009, 2008 and 2007 for AMERCO.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars. Certain amounts reported in previous years have been reclassified to conform to the current presentation.

Note 2: Principles of Consolidation

The consolidated balance sheets as of March 31, 2009 and 2008 include the accounts of AMERCO and its wholly-owned subsidiaries. The March 31, 2009 statements of operations and cash flows include AMERCO and its wholly-owned subsidiaries. The March 31, 2008 statements of operations and cash flows include AMERCO and its wholly-owned subsidiaries for the entire year, and reflect SAC Holding II and its subsidiaries (“SAC Holding II”) for the seven months ended October 31, 2007. The March 31, 2007 statements of operations and cash flows include the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holding II.

In fiscal 2003 and fiscal 2002, SAC Holding Corporation and its subsidiaries (“SAC Holding Corporation”) and SAC Holding II (collectively, “SAC Holdings”) were considered special purpose entities and were consolidated based on the provisions of Emerging Issues Task Force Issue No. 90-15. In fiscal 2004, the Company evaluated its interests in SAC Holdings utilizing the guidance promulgated in Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) (“FIN 46(R)”) Consolidation of Variable Interest Entities. The Company concluded that SAC Holdings were variable interest entities (“VIE’s”) and that the Company was the primary beneficiary. Accordingly, the Company continued to include SAC Holdings in its consolidated financial statements.

In February and March 2004, SAC Holding Corporation triggered a requirement to reassess AMERCO’s involvement in it, which led to the conclusion that SAC Holding Corporation was not a VIE and AMERCO ceased to be the primary beneficiary and the Company no longer includes SAC Holding Corporation in its consolidated financial statements.

In November 2007, Blackwater Investments, Inc. (“Blackwater”) contributed additional capital to its wholly-owned subsidiary, SAC Holding II. This contribution was determined by us to be material with respect to the capitalization of SAC Holding II; therefore, triggering a requirement under FIN 46(R) for us to reassess the Company’s involvement with those subsidiaries. This required reassessment led to the conclusion that SAC Holding II had the ability to fund its own operations and execute its business plan without any future subordinated financial support; therefore, the Company was no longer the primary beneficiary of SAC Holding II as of the date of Blackwater’s contribution.

Accordingly, at the date AMERCO ceased to have a variable interest and ceased to be the primary beneficiary of SAC Holding II, it deconsolidated those entities. The deconsolidation was accounted for as a distribution of SAC Holding II’s interests to the sole shareholder of the SAC entities. Because of AMERCO’s continuing involvement with SAC Holding II, the distribution does not qualify as discontinued operations as defined by Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

It is possible that SAC Holdings could take actions that would require us to re-determine whether SAC Holdings has become a VIE or whether we have become the primary beneficiary of SAC Holdings. Should this occur, we could be required to consolidate some or all of SAC Holdings with our financial statements.

Intercompany accounts and transactions have been eliminated.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Description of Legal Entities

AMERCO, is the holding company for:

U-Haul International, Inc. (“U-Haul”),

Amerco Real Estate Company (“Real Estate”),

Republic Western Insurance Company (“RepWest”),

Oxford Life Insurance Company (“Oxford”).

Unless the context otherwise requires, the term “Company,” “we,” “us” or “our” refers to AMERCO and all of its legal subsidiaries.

Description of Operating Segments

AMERCO has three current reportable segments. They are Moving and Storage, Property and Casualty Insurance and Life Insurance. SAC Holding II was also a reportable segment through October 2007.

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

Property and Casualty Insurance includes RepWest and its wholly-owned subsidiaries and ARCOA risk retention group. Property and Casualty Insurance provides loss adjusting and claims handling for U-Haul through regional offices across North America. Property and Casualty Insurance also underwrites components of the Safemove, Safetow and Safestor protection packages to U-Haul customers. We continue to focus on increasing the penetration of these products. The business plan for Property and Casualty Insurance includes offering property and casualty products in other U-Haul related programs. The ARCOA risk retention group is a captive insurer owned by the Company whose purpose is to provide insurance products related to the moving and storage business.

Life Insurance includes Oxford and its wholly-owned subsidiaries. Oxford provides life and health insurance products primarily to the senior market through the direct writing or reinsuring of life insurance, Medicare supplement and annuity policies. Additionally, Oxford administered the self-insured employee health and dental plans for Arizona employees of the Company through December 31, 2008.

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

Note 3:  Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with the generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting policies that we deem most critical to us and that require management’s most difficult and subjective judgments include the principles of consolidation, the recoverability of property, plant and equipment, the adequacy of insurance reserves, the recognition and measurement of impairments for investments accounted for under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities and the recognition and measurement of income tax assets and liabilities. The actual results experienced by the Company may differ from management’s estimates.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid debt securities with insignificant interest rate risk with original maturities from the date of purchase of three months or less.

Financial Instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each United States financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Accounts at each Canadian financial institution are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to $100,000 CAD per account. At March 31, 2009 and March 31, 2008, the Company had approximately $211.8 million and $190.6 million, respectively, in excess of FDIC and CDIC insured limits. To mitigate this risk, the Company selects financial institutions based on their credit ratings and financial strength.

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

Recognition of Investment Income. Interest income from bonds and mortgage notes is recognized when earned. Dividends on common and preferred stocks are recognized on the ex-dividend dates. Realized gains and losses on the sale or exchange of investments are recognized at the trade date.

Fair Values

Fair values of cash equivalents approximate carrying value due to the short period of time to maturity. Fair values of short-term investments, investments available-for-sale, long-term investments, mortgage loans and notes on real estate, and interest rate swap contracts are based on quoted market prices, dealer quotes or discounted cash flows. Fair values of trade receivables approximate their recorded value.

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

The Company has mortgage receivables, which potentially expose the Company to credit risk. The portfolio of notes is principally collateralized by mini-warehouse storage facilities and commercial properties. The Company has not experienced losses related to the notes from individual notes or groups of notes in any particular industry or geographic area. The estimated fair values were determined using the discounted cash flow method and using interest rates currently offered for similar loans to borrowers with similar credit ratings.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Derivative Financial Instruments

The Company’s objective for holding derivative financial instruments is to manage interest rate risk exposure primarily through entering interest rate swap agreements. An interest rate swap is a contractual exchange of interest payments between two parties. A standard interest rate swap involves the payment of a fixed rate times a notional amount by one party in exchange for a floating rate times the same notional amount from another party. As interest rates change, the difference to be paid or received is accrued and recognized as interest expense or income over the life of the agreement.  The Company does not enter into these instruments for trading purposes. Counterparties to the Company’s interest rate swap agreements are major financial institutions. In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities (As Amended) (“SFAS 133”), the Company recognizes interest rate swap agreements on the balance sheet at fair value, which are classified as prepaid expenses (asset) or accrued expenses (liability). Derivatives that are not designated as cash flow hedges for accounting purposes must be adjusted to fair value through income. If the derivative qualifies and is designated as a cash flow hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. Refer to Note 11 Interest on Borrowings of the Notes to Consolidated Financial Statements.

Inventories, net

Inventories, net were as follows:

	March 31,
	2009	2008
	(In thousands)
Truck and trailer parts and accessories (a)	$63,206	$56,959
Hitches and towing components (b)	13,736	13,538
Moving supplies and propane (b)	7,217	7,470
Subtotal	84,159	77,967
Less: LIFO reserves	(12,469)	(11,076)
Less: excess and obsolete reserves	(941)	(1,542)
Total	$70,749	$65,349

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

Inventory cost is primarily determined using the last-in, first-out method (“LIFO”). Inventories valued using LIFO consisted of approximately 96% and 95% of the total inventories for March 31, 2009 and 2008, respectively. Had the Company utilized the first-in, first-out method (“FIFO”), stated inventory balances would have been $12.5 million and $11.1 million higher at March 31, 2009 and 2008, respectively. In fiscal 2009, the effect on income due to liquidation of a portion of the LIFO inventory was $0.6 million.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Interest expense incurred during the initial construction of buildings and rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes using the straight-line or an accelerated method based on a declining balances formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. The Company follows the deferral method of accounting based in the AICPA’s Airline Audit Guide for major overhauls in which engine overhauls are capitalized and amortized over five years and transmission overhauls are capitalized and amortized over three years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation expense when realized. The amount of (gains) or losses netted against depreciation expense were $16.6 million, ($5.9) million and $3.5 million during fiscal 2009, 2008 and 2007, respectively. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., minimize gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed.

We regularly perform reviews to determine whether facts and circumstances exist which indicate that the carrying amount of assets, including estimates of residual value, may not be recoverable or that the useful life of assets is shorter or longer than originally estimated. Reductions in residual values (i.e., the price at which we ultimately expect to dispose of revenue earning equipment) or useful lives will result in an increase in depreciation expense over the life of the equipment.  Reviews are performed based on vehicle class, generally subcategories of trucks and trailers. During fiscal 2009, based on an economic market analysis, the Company decreased the estimated residual value of certain rental trucks. The effect of the change decreased earnings from operations for fiscal 2009 by $19.8 million or $1.02 per share before taxes, in which the tax effect was approximately $0.38 per share and will continue to affect future periods. We assess the recoverability of our assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining lives against their respective carrying amounts. We consider factors such as current and expected future market price trends on used vehicles and the expected life of vehicles included in the fleet.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If asset residual values are determined to be recoverable, but the useful lives are shorter or longer than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

In fiscal 2006, management performed an analysis of the expected economic value of new rental trucks and determined that additions to the fleet resulting from purchase should be depreciated on an accelerated method based upon a declining formula. The salvage value and useful life assumptions of the rental truck fleet remain unchanged. Under the declining balances method (2.4 times declining balance) the book value of a rental truck is reduced approximately 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively and then reduced on a straight line basis an additional 10% by the end of year fifteen. Whereas, a standard straight line approach would reduce the book value by approximately 5.3% per year over the life of the truck. For the affected equipment, the accelerated depreciation was $56.0 million, $56.7 million and $33.2 million greater than what it would have been if calculated under a straight line approach for fiscal 2009, 2008 and 2007, respectively.

We typically sell our used vehicles at our sales centers throughout North America, on our web site at uhaul.com/trucksales or by phone at 1-866-404-0355. Additionally, we sell a large portion of our pick-up and cargo van fleet at automobile dealer auctions. Although we intend to sell our used vehicles for prices approximating book value, the extent to which we realize a gain or loss on the sale of used vehicles is dependent upon various factors including the general state of the used vehicle market, the age and condition of the vehicle at the time of its disposal and depreciation rates with respect to the vehicle.

The carrying value of surplus real estate, which is lower than market value at the balance sheet date, was $10.5 million and $10.3 million for fiscal 2009 and 2008, respectively, and is included in Investments, other.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Reinsurance recoverables include case reserves and actuarial estimates of claims incurred but not reported. These receivables are not expected to be collected until after the associated claim has been adjudicated and billed to the re-insurer. The reinsurance recoverables may have little or no allowance for doubtful accounts due to the fact that reinsurance is typically procured from carriers with strong credit ratings. Furthermore, the Company does not cede losses to a re-insurer if the carrier is deemed financially unable to perform on the contract. Also, reinsurance recoverables includes insurance ceded to other insurance companies.

Notes and mortgage receivables include accrued interest and are reduced by discounts and amounts considered by management to be uncollectible.

Policy Benefits and Losses, Claims and Loss Expenses Payable

Life Insurance’s liabilities for life insurance and certain annuity and health policies are established to meet the estimated future obligations of policies in force, and are based on mortality, morbidity and withdrawal assumptions from recognized actuarial tables which contain margins for adverse deviation. Liabilities for health, disability and other policies include estimates of payments to be made on insurance claims for reported losses and estimates of losses incurred, but not yet reported. Oxford’s liabilities for deferred annuity contracts consist of contract account balances that accrue to the benefit of the policyholders.

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

Self-Insurance Reserves

U-Haul retains the risk for certain public liability and property damage programs related to the rental equipment. The consolidated balance sheets include $358.3 million and $360.3 million of liabilities related to these programs as of March 31, 2009 and 2008, respectively. Such liabilities are recorded within policy benefits and losses payable. Management takes into account losses incurred based upon actuarial estimates, past experience, current claim trends, as well as social and economic conditions. This liability is subject to change in the future based upon changes in the underlying assumptions including claims experience, frequency of incidents, and severity of incidents.

Additionally, as of March 31, 2009 and 2008, the consolidated balance sheets include liabilities of $7.4 million and $5.1 million, respectively, related to Company provided medical plan benefits for eligible employees. The Company estimates this liability based on actual claims outstanding as of the balance sheet date as well as an actuarial estimate of claims incurred but not reported. This liability is reported net of estimated recoveries from excess loss reinsurance policies with unaffiliated insurers of $0.4 million and $0.2 million in fiscal 2009 and 2008, respectively. These amounts are recorded in accounts payable on the consolidated balance sheets.

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

Advertising

All advertising costs are expensed as incurred. Advertising expense was $24.7 million, $31.3 million and $31.5 million in fiscal 2009, 2008 and 2007, respectively.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Deferred Policy Acquisition Costs

Commissions and other costs that fluctuate with, and are primarily related to the acquisition or renewal of certain insurance premiums, are deferred. For Life Insurance, these costs are amortized in relation to revenue such that costs are realized as a constant percentage of revenue. For RepWest, these costs are amortized over the related contract periods, which generally do not exceed one year.

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

Income Taxes

AMERCO files a consolidated tax return with all of its legal subsidiaries, except for Dallas General Life Insurance Company (“DGLIC”), a subsidiary of Oxford, which will file on a stand alone basis until 2012. SAC Holdings files consolidated tax returns, which are in no way associated with AMERCO’s consolidated returns. In accordance with SFAS 109, Accounting for Income Taxes, the provision for income taxes reflects deferred income taxes resulting from changes in temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Effective April 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net earnings, foreign currency translation adjustments, unrealized gains and losses on investments, the change in fair value of cash flow hedges and the change in postretirement benefit obligation.

Adoption of New Accounting Pronouncements

Fair Value of Financial Instruments

The Company adopted SFAS 157, Fair Value Measurements (“SFAS 157”) effective April 1, 2008, its required effective date for AMERCO. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not change existing guidance about whether an asset or liability is carried at fair value. The definition of fair value according to SFAS 157 is the price that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The assets primarily affected by the adoption of SFAS 157 at the Company include the interest rate swaps held by U-Haul to fix interest rates on its variable rate debt and the available for sale investment portfolios at Life Insurance and RepWest. For more information please see Note 16 Fair Value Measurements of the Notes to Consolidated Financial Statements. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

FASB Staff Position FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address FairValue Measurements for Purposes of Lease Classification or Measurement under Statement 13. This FASB Staff Position (FSP) amends SFAS 157 to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations, or No. 141 (revised 2007), Business Combinations, regardless of whether those assets and liabilities are related to leases.

FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157. This FASB Staff Position (FSP) delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of Statement 157.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157. This FSP clarifies the application of Statement 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”) which amends SFAS 133 to require expanded disclosures about derivative instruments and hedging activities regarding (1) the ways in which an entity uses derivatives, (2) the accounting for derivatives and hedging activities, and (3) the impact that derivatives have (or could have) on an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements of fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. While disclosures for earlier comparative periods presented at initial adoption are not required, they are encouraged; following initial adoption, comparative disclosures are required only for periods after such adoption. The adoption of SFAS 161 required the Company to expand its disclosures in Note 11 Interest on Borrowings of the Notes to Consolidated Financial Statements.

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

In April 2009, the FASB issued (FSP) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which segregates credit and noncredit components of impaired debt securities that are not expected to be sold. Impairments will still have to be measured at fair value in other comprehensive income. The FSP also requires some additional disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSP for the interim and annual periods ending after March 15, 2009. The Company does not believe that the adoption of this statement will have a material impact on our financial statements.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

In April 2009, the FASB issued (FSP) FAS 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments, which increases the frequency of fair value disclosures to a quarterly instead of annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSP for the interim and annual periods ending after March 15, 2009. The Company does not believe that the adoption of this statement will have a material impact on our financial statements.

In April 2009, the FASB issued (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides guidelines for a broad interpretation of when to apply market-based fair value measurements. The FSP reaffirms management's need to use judgment to determine when a market that was once active has become inactive and in determining fair values in markets that are no longer active. Effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSP for the interim and annual periods ending after March 15, 2009.

Note 4:  Earnings Per Share

Net earnings for purposes of computing earnings per common share are net earnings less preferred stock dividends. Preferred stock dividends include accrued dividends of AMERCO.

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares net of shares committed to be released were 244,452, 294,369, and 344,288 as of March 31, 2009, 2008, and 2007, respectively.

6,100,000 shares of preferred stock have been excluded from the weighted average shares outstanding calculation because they are not common stock and they are not convertible into common stock.

Note 5:  Reinsurance Recoverables and Trade Receivables, Net

Reinsurance recoverables and trade receivables, net were as follows:

	March 31,
	2009	2008
	(In thousands)
Reinsurance recoverable	$173,472	$164,695
Trade accounts receivable	18,545	21,324
Paid losses recoverable	8,457	4,177
Accrued investment income	6,877	7,807
Premiums and agents' balances	2,503	2,098
Independent dealer receivable	707	720
Other receivable	4,763	3,432
	215,324	204,253
Less: Allowance for doubtful accounts	(1,471)	(1,488)
	$213,853	$202,765

Note 6: Notes and Mortgage Receivables, Net

Notes and mortgage receivables, net were as follows:

	March 31,
	2009	2008
	(In thousands)
Notes, mortgage receivables and other	$2,937	$2,403
Less: Allowance for doubtful accounts	(6)	(315)
	$2,931	$2,088

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 7:  Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company deposits bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $14.4 million at December 31, 2008 and $14.9 million at December 31, 2007.

Available-for-Sale Investments

Available-for-sale investments at December 31, 2008 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(In thousands)
U.S. treasury securities and government obligations	$69,936	$4,106	$-	$(267)	$73,775
U.S. government agency mortgage-backed securities	118,137	3,686	(106)	(65)	121,652
Obligations of states and political subdivisions	10,571	72	(18)	(676)	9,949
Corporate securities	312,465	3,511	(6,550)	(15,257)	294,169
Mortgage-backed securities	12,713	88	(1,395)	(198)	11,208
Redeemable preferred stocks	14,509	14	(4,786)	(869)	8,868
Common stocks	75	-	(65)	-	10
	$538,406	$11,477	$(12,920)	$(17,332)	$519,631

Available-for-sale investments at December 31, 2007 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(In thousands)
U.S. treasury securities and government obligations	$143,969	$2,571	$(5)	$-	$146,535
U.S. government agency mortgage-backed securities	125,569	1,331	(398)	(282)	126,220
Obligations of states and political subdivisions	5,281	20	(5)	(2)	5,294
Corporate securities	324,890	6,516	(1,889)	(721)	328,796
Mortgage-backed securities	15,618	93	(199)	-	15,512
Redeemable preferred stocks	12,509	34	-	(1,169)	11,374
Common stocks	106	-	(43)	(10)	53
	$627,942	$10,565	$(2,539)	$(2,184)	$633,784

The above tables include gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The Company sold available-for-sale securities with a fair value of $234.2 million in 2008, $134.6 million in 2007 and $113.4 million in 2006. The gross realized gains on these sales totaled $0.7 million in 2008, $0.4 million in 2007 and $1.6 million in 2006. The Company realized gross losses on these sales of $0.5 million in 2008, $0.4 million in 2007 and $1.9 million in 2006.

The unrealized losses of more than twelve months in the table on the previous page are considered temporary declines. The Company tracks each investment with an unrealized loss and evaluates them on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments had declines determined by management to be other-than-temporary and the Company recognized these write-downs through earnings in the amounts of approximately $0.4 million in 2008, $0.5 million in 2007 and $1.4 million in 2006.

The investment portfolio primarily consists of Corporate securities and U.S. Government securities. The Company believes it monitors its investments as appropriate. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity and the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. Nothing has come to management’s attention that would lead to the belief that each issuer would not have the ability to meet the remaining contractual obligations of the security, including payment at maturity. The Company has the ability and intent to hold its fixed maturity investments for a period of time sufficient to allow the Company to recover its costs.

The adjusted cost and estimated market value of available-for-sale investments at December 31, 2008 and December 31, 2007, by contractual maturity, were as follows:

	December 31, 2008		December 31, 2007
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(In thousands)
Due in one year or less	$44,978	$44,880	$74,500	$74,615
Due after one year through five years	139,050	133,936	189,321	191,073
Due after five years through ten years	77,521	76,456	117,726	118,815
After ten years	249,560	244,273	218,162	222,342
	511,109	499,545	599,709	606,845
Mortgage backed securities	12,713	11,208	15,618	15,512
Redeemable preferred stocks	14,509	8,868	12,509	11,374
Equity securities	75	10	106	53
	$538,406	$519,631	$627,942	$633,784

Investments, other

The carrying value of other investments was as follows:

	March 31,
	2009	2008
	(In thousands)
Short-term investments	$123,769	$101,638
Mortgage loans, net	76,908	58,015
Real estate	17,851	17,289
Policy loans	4,394	4,585
Other equity investments	4,100	4,064
	$227,022	$185,591

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Short-term investments consist primarily of investments in money market funds, mutual funds and any other investments with short-term characteristics that have original maturities of less than one year at acquisition. These investments are recorded at cost, which approximates fair value.

Mortgage loans are carried at the unpaid balance, less an allowance for probable losses and any unamortized premium or discount. The allowance for probable losses was $0.6 million and $0.7 million as of March 31, 2009 and 2008, respectively. The estimated fair value of these loans as of March 31, 2009 and 2008 approximated the carrying value. These loans represent first lien mortgages held by the Company’s insurance subsidiaries.

Real estate obtained through foreclosure and held for sale is carried at the lower of fair value at time of foreclosure or current estimated fair value less cost to sell. Equity investments are carried at cost and assessed for impairment.

Insurance policy loans are carried at their unpaid balance.

Note 8: Other Assets

Other assets were as follows:

	March 31,
	2009	2008
	(In thousands)
Deposits	$72,709	$80,015
Cash surrender value of life insurance policies	26,511	25,026
Deferred charges	18,203	22,746
Excess of loss reinsurance recoverable	15,000	-
Other	1,221	1,702
	$133,644	$129,489

Note 9: Net Investment and Interest Income

Net investment and interest income, were as follows:

	Years Ended March 31,
	2009	2008	2007
	(In thousands)
Fixed maturities	$38,553	$46,996	$47,304
Real estate	(99)	(63)	(95)
Insurance policy loans	236	269	280
Mortgage loans	4,962	4,276	4,570
Short-term, amounts held by ceding reinsurers, net and other investments	3,539	5,521	5,690
Investment income	47,191	56,999	57,749
Less: investment expenses	(1,034)	(1,074)	(894)
Less: interest credited on annuity policies	(11,824)	(13,509)	(15,060)
Investment income - Related party	23,688	19,694	17,901
Net investment and interest income	$58,021	$62,110	$59,696

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 10: Borrowings

Long-Term Debt

Long-term debt was as follows:

			March 31,
	2009 Rate (a)	Maturities	2009	2008
			(In thousands)
Real estate loan (amortizing term)	6.93%	2018	$275,000	$285,000
Real estate loan (revolving credit)	2.35%	2018	170,000	100,000
Senior mortgages	5.47% - 5.75%	2015	496,156	511,818
Construction loan (revolving credit)	2.00%	2009	37,280	30,783
Working capital loan (revolving credit)	-	2009	-	-
Fleet loans (amortizing term)	4.87% - 7.42%	2012 - 2016	299,505	288,806
Fleet loan (securitization)	5.40% - 5.56%	2010 - 2014	256,690	288,270
Other obligations	3.64% - 7.50%	2009 - 2015	11,859	-
Total AMERCO notes, loans and leases payable			$1,546,490	$1,504,677

(a) Interest rate as of March 31, 2009, including the effect of applicable hedging instruments

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. The loan has a final maturity date of August 2018. The loan is comprised of a term loan facility with initial availability of $300.0 million and a revolving credit facility with an availability of $200.0 million. As of March 31, 2009, the outstanding balance on the Real Estate Loan was $275.0 million and $170.0 million had been drawn down on the revolving credit facility. U-Haul International, Inc. is a guarantor of this loan.

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

The interest rate for the amortizing term portion, per the provisions of the amended Loan Agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At March 31, 2009, the applicable LIBOR was 0.55% and the applicable margin was 1.50%, the sum of which was 2.05%. The rate on the term facility portion of the loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin.

The interest rate for the revolving credit facility, per the provision of the amended Loan Agreement, is the applicable LIBOR plus the applicable margin. The margin ranges from 1.50% to 2.00%. At March 31, 2009, the applicable LIBOR was 0.55% and the applicable margin was 1.80%, the sum of which was 2.35%.

The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgages loan balances as of March 31, 2009 were in the aggregate amount of $443.2 million and are due July 2015. The Senior Mortgages require average monthly principal and interest payments of $3.0 million with the unpaid loan balance and accrued and unpaid interest due at maturity. These senior mortgages are secured by certain properties owned by the borrowers. The interest rates, per the provisions of these senior mortgages, are 5.68% and 5.52% per annum. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of these senior mortgages. The default provisions of these senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Various subsidiaries of the Company are borrowers under the mortgage backed loans that we also classify as senior mortgages. These loans are secured by certain properties owned by the borrowers. The loan balance of these notes totals $53.0 million as of March 31, 2009. These loans mature in 2015. Rates for these loans range from 5.47% to 5.75%. The loans require monthly principal and interest payments with the balances due upon maturity. The default provisions of the loans include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Construction / Working Capital Loans

Amerco Real Estate Company and a subsidiary of U-Haul International, Inc. entered into a revolving credit construction loan effective June 29, 2006. The maximum amount that can be drawn at any one time is $40.0 million.  The final maturity is June 2009. As of March 31, 2009, the outstanding balance was $37.3 million.

The Construction Loan requires monthly interest only payments with the principal and any accrued and unpaid interest due at maturity. The loan can be used to develop new or existing storage properties. The loan is secured by the properties being constructed. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 1.50%. At March 31, 2009, the applicable LIBOR was 0.50% and the margin was 1.50%, the sum of which was 2.00%. U-Haul International, Inc. is a guarantor of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Amerco Real Estate Company is a borrower under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $35.0 million. The loan is secured by certain properties owned by the borrower. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 1.50%. The loan agreement provides for revolving loans, subject to the terms of the loan agreement with final maturity in November 2009. The loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. U-Haul International, Inc. and AMERCO are the guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. At March 31, 2009, the Company had utilized $25.0 million of availability as collateral for a letter of credit, leaving the Company with $10.0 million of available credit. In April 2009, the letter of credit was terminated and availability under this facility was increased by $25.0 million. In May 2009, this facility was renewed for another year.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under amortizing term loans. The loans balances as of March 31, 2009 were $299.5 million with the final maturities between April 2012 and April 2016.

The Amortizing Loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the Loan Agreements, are the applicable LIBOR plus a margin between 0.90% and 2.63%. At March 31, 2009, the applicable LIBOR was 0.52% to 0.56% and applicable margins were between 1.125% and 2.63%. The interest rates are hedged with interest rate swaps fixing the rates between 4.87% and 7.42% based on current margins.

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

The Box Truck Note has a fixed interest rate of 5.56% with an estimated final maturity of February 2014. At March 31, 2009, the outstanding balance was $170.1 million. The note is secured by the box trucks that were purchased and operating cash flows associated with their operation.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The Cargo Van/Pickup Note has a fixed interest rate of 5.40% with an estimated final maturity of May 2010. At March 31, 2009, the outstanding balance was $86.6 million. The note is secured by the cargo vans and pickup trucks that were purchased and the operating cash flows associated with their operation.

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

Other Obligations

In April 2008, the Company entered into a $10.0 million capital lease for new rental equipment. The term of the lease is seven years and the Company has the option to purchase the equipment at a predetermined amount after the fifth year of the lease. In March 2009, the Company entered into a $2.6 million capital lease for new rental equipment. The term of the lease is seven years. At March 31, 2009, the balances on these leases were $11.8 million.

The Company entered into $0.8 million of premium financing arrangements for one year expiring in April 2009 at a rate of 3.64%. At March 31, 2009, the outstanding balance of this arrangement was $0.1 million.

Annual Maturities of AMERCO Consolidated Notes, Loans and Leases Payable

The annual maturities of AMERCO consolidated long-term debt as of March 31, 2009 for the next five years and thereafter is as follows:

	March 31,
	2010	2011	2012	2013	2014	Thereafter
	(In thousands)
Notes, loans and leases payable, secured	$133,265	$166,702	$100,940	$129,302	$156,833	$859,448

Note 11:  Interest on Borrowings

Interest Expense

Expense’s associated with loans outstanding were as follows:

	Years Ended March 31,
	2009	2008	2007
	(In thousands)
Interest expense	$76,670	$92,997	$75,714
Capitalized interest	(693)	(996)	(596)
Amortization of transaction costs	4,908	5,287	3,960
Interest expense (income) resulting from derivatives	17,585	645	(2,669)
Write-off of transaction costs related to early extinguishment of debt	-	-	6,969
Total AMERCO interest expense	98,470	97,933	83,378
SAC Holding II interest expense	-	7,537	13,062
Less: Intercompany transactions	-	(4,050)	(7,035)
Total SAC Holding II interest expense	-	3,487	6,027
Total	$98,470	$101,420	$89,405

Interest paid in cash by AMERCO amounted to $73.2 million, $89.8 million and $72.9 million for fiscal 2009, 2008 and 2007, respectively.

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

Variable rate debt amount		Agreement Date	Effective Date	Expiration Date	Designated cash flow hedge date
(In millions)
$100.0	(a), (c )	6/8/2005	6/8/2005	6/8/2008	7/1/2005
100.0	(a), (c )	6/8/2005	6/8/2005	6/8/2010	7/1/2005
142.3	(a), (b)	11/15/2005	5/10/2006	4/10/2012	5/31/2006
50.0	(a)	6/21/2006	7/10/2006	7/10/2013	6/9/2006
144.9	(a), (b)	6/29/2006	10/10/2006	10/10/2012	6/9/2006
300.0	(a)	8/18/2006	8/18/2006	8/10/2018	8/4/2006
30.0	(a)	2/9/2007	2/12/2007	2/12/2014	2/9/2007
20.0	(a)	3/8/2007	3/10/2007	3/10/2014	3/8/2007
20.0	(a)	3/8/2007	3/10/2007	3/10/2014	3/8/2007
19.3	(a), (b)	4/8/2008	8/15/2008	6/15/2015	3/31/2008
19.0	(a)	8/27/2008	8/29/2008	7/10/2015	4/10/2008
30.0	(a)	9/24/2008	9/30/2008	9/10/2015	9/24/2008
15.0	(a), (b)	3/26/2009	3/30/2009	3/30/2016	3/25/2009

(a) interest rate swap agreement
(b) forward swap
(c ) terminated swap on August 18, 2006

As of August 18, 2006, a net gain of approximately $6.0 million related to the two cancelled swaps was included in other comprehensive income (loss). As the variable-rate debt is replaced, it is probable that the original forecasted transaction (future interest payments) will continue to occur. Therefore, the net derivative gain related to the two cancelled swaps shall continue to be reported in other comprehensive income (loss) and be reclassified into earnings when the original forecasted transaction affects earnings consistent with the term of the original designated hedging relationship. For the year ended March 31, 2009, the Company reclassified $1.3 million of the net derivative gain to interest income. The Company estimates that $1.0 million of the existing net gains will be reclassified into earnings within the next twelve months.

As of March 31, 2009, the total notional amount of the Company’s variable interest rate swaps was $580.6 million.

The location and amounts of derivative fair values in the balance sheet as of March 31, 2009 were as follows:

	Liability Derivatives
	As of March 31, 2009
	Balance Sheet Location	Fair Value
	(In thousands)
Interest rate contracts designated as hedging instruments under Statement 133	Accounts payable and accrued expenses	$79,118

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The Effect of Interest Rate Contracts on the Statement of Operations
March 31, 2009
(In thousands)

Amount of loss recognized in income on interest rate contracts	$17,585

Amount of loss recognized in AOCI on interest rate contracts (effective portion)	$27,496

Amount of loss reclassified from AOCI into income (effective portion)	$18,266

Amount of loss recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$585

Amounts of gains or (losses) recognized in income on derivatives is located in interest expense in the statement of operations. Refer to Note 3 Accounting Policies of the Notes to Consolidated Financial Statements.

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Years Ended March 31,
	2009	2008	2007
	(In thousands, except interest rates)
Weighted average interest rate during the year	3.67%	6.25%	6.76%
Interest rate at year end	2.29%	4.80%	-%
Maximum amount outstanding during the year	$212,280	$150,783	$90,000
Average amount outstanding during the year	$177,520	$85,522	$70,027
Facility fees	$622	$419	$300

Note 12:  Stockholders’ Equity

The Serial common stock may be issued in such series and on such terms as the AMERCO Board of Directors (the “Board”) shall determine. The Serial preferred stock may be issued with or without par value. The 6,100,000 shares of Series A, no par, non-voting, 8½% cumulative preferred stock that are issued and outstanding are not convertible into, or exchangeable for, shares of any other class or classes of stock of AMERCO. Dividends on the Series A preferred stock are payable quarterly in arrears and have priority as to dividends over the common stock of AMERCO.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

On December 5, 2007, we announced that the Board had authorized us to repurchase up to $50.0 million of our common stock. The stock was repurchased by the Company from time to time on the open market through December 31, 2008. The extent to which the Company repurchased its shares and the timing of such purchases were dependent upon market conditions and other corporate considerations. The purchases were funded from available working capital. During fiscal 2009, no shares of our common stock were repurchased, with the exception of the shares repurchased under our Odd Lot Repurchase Program detailed below

On August 8, 2008, we announced the Board had authorized us to initiate a no-fee Odd Lot Repurchase Program (the “Program”) to purchase AMERCO common stock held by persons who own less than 100 shares of AMERCO common stock. The Program offer expired on December 31, 2008. The following table details the shares purchased as part of the Program.

Period	Total # of Shares Repurchased	Weighted Average Price Paid per Share	Total $ of Shares Repurchased as Part of Odd Lot Program

Cumulative Plan Total	23,526	$41.47	$975,722

On December 3, 2008, the Board authorized and directed us to amend the Employee Stock Ownership Plan (“ESOP”) to provide that distributions under the ESOP with respect to accounts valued at no more than $1,000 shall be in the form of cash at the sole discretion of the advisory committee, subject to a participant’s or beneficiary’s right to elect a distribution of AMERCO common stock. The Board also authorized us, using management’s discretion, to buy back shares of former employee ESOP participants whose respective ESOP account balances are valued at more than $1,000 but who own less than 100 shares, at the then-prevailing market prices. No such shares have been purchased.

In March 2009, RepWest purchased shares of AMERCO Series A 8 ½% Preferred Stock on the open market for $0.9 million. RepWest may continue to make investments in AMERCO’s Preferred Shares in the future.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 13:  Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components were as follows, net of tax:

	Foreign Currency Translation	Unrealized Gain (Loss) on Investments	Fair Market Value of Cash Flow Hedge	Postretirement Benefit Obligation Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at March 31, 2006	$(34,247)	$717	$4,628	$-	$(28,902)
Foreign currency translation	(1,919)	-	-	-	(1,919)
Unrealized loss on investments	-	(1,072)	-	-	(1,072)
Change in fair value of cash flow hedge	-	-	(9,733)	-	(9,733)
FASB statement No. 158 adjustment	-	-	-	(153)	(153)
Balance at March 31, 2007	(36,166)	(355)	(5,105)	(153)	(41,779)
Foreign currency translation	8,583	-	-	-	8,583
Unrealized gain on investments	-	1,946	-	-	1,946
Change in fair value of cash flow hedge	-	-	(25,473)	-	(25,473)
Change in postretirement benefit obligation	-	-	-	1,444	1,444
Balance at March 31, 2008	(27,583)	1,591	(30,578)	1,291	(55,279)
Foreign currency translation	(16,030)	-	-	-	(16,030)
Unrealized loss on investments	-	(8,914)	-	-	(8,914)
Change in fair value of cash flow hedge	-	-	(17,833)	-	(17,833)
Change in postretirement benefit obligation	-	-	-	56	56
Balance at March 31, 2009	$(43,613)	$(7,323)	$(48,411)	$1,347	$(98,000)

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 14:  Provision for Taxes

Earnings (losses) before taxes and the provision for taxes consisted of the following:

	Years Ended March 31,
	2009	2008	2007
	(In thousands)
Pretax earnings (losses):
U.S.	$18,254	$100,151	$149,169
Non-U.S.	4,324	2,151	(3,346)
Total pretax earnings	$22,578	$102,302	$145,823

Current provision (benefit)
Federal	$5,202	$15,441	$47,758
State	1,436	415	2,251
Non-U.S.	(31)	873	338
	6,607	16,729	50,347
Deferred provision (benefit)
Federal	149	15,286	900
State	1,387	1,713	5,128
Non-U.S.	1,025	790	(1,105)
	2,561	17,789	4,923

Provision for income tax expense	$9,168	$34,518	$55,270

Income taxes paid (net of income tax refunds received)	$2.0	$10.1	$74.8

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before taxes was as follows:

	Years Ended March 31,
	2009	2008	2007
	(In percentages)
Statutory federal income tax rate	35.00%	35.00%	35.00%
Increase (reduction) in rate resulting from:
State taxes, net of federal benefit	8.17%	1.36%	3.31%
Foreign rate differential	(2.30)%	0.89%	0.27%
Federal tax credits	(2.10)%	(0.43)%	(0.37)%
Interest on deferred tax	2.86%	0.88%	0.69%
Dividend received deduction	-%	-%	(0.03)%
Other	(1.02)%	(3.96)%	(0.97)%
Actual tax expense of operations	40.61%	33.74%	37.90%

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	March 31,
	2009	2008
	(In thousands)
Deferred tax assets:
Net operating loss and credit carry forwards	$50,460	$5,576
Accrued expenses	118,390	119,458
Policy benefit and losses, claims and loss expenses payable, net	11,935	13,744
Unrealized gains	31,006	13,828
Other	5,196	4,975
Total deferred tax assets	216,987	157,581

Deferred tax liabilities:
Property, plant and equipment	325,575	279,563
Deferred policy acquisition costs	3,925	4,051
Total deferred tax liabilities	329,500	283,614
Net deferred tax liability	$112,513	$126,033

Deferred tax assets and liabilities shown above are stated net of a valuation allowance of $2.9 million and $3.7 million for March 31, 2009 and 2008, respectively.

Deferred tax assets and liabilities as of March 31, 2009 were reduced by $15.7 million as a result of the net-of-tax presentation of FAS 115 items, and by $0.4 million for FAS 158 and other adjustments, which do not flow through the provision for income tax expense.

At March 31, 2009 and 2008, AMERCO has net operating loss carryforwards of $129.3 million and $0, respectively, to be carried back and carried forward to offset taxable income in prior and future years. These carryforwards expire in 2029. In the event of a change in control, under IRS Section 382, the utilization of our Federal net operating loss carryforwards would be limited.

Effective April 1, 2007, the Company adopted FIN 48. FIN 48 prescribes a minimum recognition threshold and measurement methodology that a tax position is required to meet before being recognized in the financial statements. As a result of the adoption of FIN 48, the Company recognized a $6.8 million decrease to its previous reserves for uncertain tax positions. This decrease is presented as an increase in the beginning balance of retained earnings for fiscal 2008.

The total amount of unrecognized tax benefits at April 1, 2008 was $7.1 million. This entire amount of unrecognized tax benefits if resolved in our favor, would favorably impact our effective tax rate. During the current fiscal year we recorded tax expense resulting from uncertain tax positions in the amount of $0.6 million. At March 31, 2009, the amount of unrecognized tax benefits and the amount that would favorably affect our effective tax rate was $7.7 million.

A reconciliation of beginning and ending amount of unrecognized tax benefits are as follows:

Amount
(In thousands)

Unrecognized tax benefits as of March 31, 2008	$7,142
Additions based on tax positions related to the current year	694
Reductions for tax positions of prior years	(99)
Unrecognized tax benefits as of March 31, 2009	$7,737

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The Company recognizes interest related to unrecognized tax benefits as interest expense, and penalties as operating expenses. At April 1, 2008, the amount of interest and penalties accrued on unrecognized tax benefits was $2.7 million, net of tax. During fiscal 2009, we recorded interest expense from interest in the amount of $0.5 million, net of tax. At March 31, 2009, the amount of interest and penalties accrued on unrecognized tax benefits was $3.2 million, net of tax.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With some exceptions, the Company is no longer subject to audit for years prior to the fiscal year ended March 31, 2006.

Note 15:  Employee Benefit Plans

Profit Sharing Plans

The Company provides tax-qualified profit sharing retirement plans for the benefit of eligible employees, former employees and retirees in the U.S. and Canada. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions. Amounts to be contributed are determined by the Chief Executive Officer (“CEO”) of the Company under the delegation of authority from the Board, pursuant to the terms of the Profit Sharing Plan. No contributions were made to the profit sharing plan during fiscal 2009, 2008 or 2007.

The Company also provides an employee savings plan which allows participants to defer income under Section 401(k) of the Internal Revenue Code of 1986.

ESOP Plan

The Company sponsors a leveraged ESOP that generally covers all employees with one year or more of service. The ESOP shares initially were pledged as collateral for its debt which was originally funded by U-Haul. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. When shares are scheduled to be released from collateral, prorated over the year, the Company reports compensation expense equal to the current market price of the shares scheduled to be released, and the shares become outstanding for earnings per share computations. ESOP compensation expense was $2.9 million, $3.8 million and $4.7 million for fiscal 2009, 2008 and 2007, respectively. Listed below is a summary of these financing arrangements as of fiscal year-end:

		Interest Payments
Financing Date	Outstanding as of March 31, 2009	2009	2008	2007
	(In thousands)
June, 1991	$7,904	$560	$675	$694
March, 1999	20	2	4	5
February, 2000	209	19	27	31
April, 2001	147	7	7	6

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Shares are released from collateral and allocated to active employees based on the proportion of debt service paid in the plan year. Contributions to the Plan Trust (“ESOT”) during fiscal 2009, 2008 and 2007 were $2.1 million, $2.1 million and $2.0 million, respectively.

Shares held by the Plan were as follows:

	Years Ended March 31,
	2009	2008
	(In thousands)
Allocated shares	1,423	1,418
Unreleased shares	340	417
Fair value of unreleased shares	$9,414	$18,576

For purposes of the above schedule, the fair value of unreleased shares issued prior to 1992 is defined as the historical cost of such shares. The fair value of unreleased shares issued subsequent to December 31, 1992 is defined as the trading value of such shares as of March 31, 2009 and March 31, 2008, respectively.

Insurance Plans

Oxford insured various group life and group disability insurance plans covering employees of the Company. Premiums earned by Oxford on these policies were $3.3 million for the year ended December 31, 2006. The group life premiums were paid by the Company and those amounts were eliminated from the Company’s financial statements in consolidation. Oxford discontinued its participation in this program effective October 2006. The employee group life coverage is now provided by an unrelated insurer. Oxford was the insurance carrier for the employee disability plan through April 30, 2007. This program is now provided to employees by an unrelated insurer. The group disability premiums are paid by the covered employees.

Post Retirement and Post Employment Benefits

The Company provides medical and life insurance benefits to its eligible employees and their dependents upon retirement from the Company. The retirees must have attained age sixty-five and earned twenty years of full-time service upon retirement for coverage under the medical plan. The medical benefits are capped at a $20,000 lifetime maximum per covered person. The benefits are coordinated with Medicare and any other medical policies in force. Retirees who have attained age sixty-five and earned at least ten years of full-time service upon retirement from the Company are entitled to group term life insurance benefits. The life insurance benefit is $2,000 plus $100 for each year of employment over ten years. The plan is not funded and claims are paid as they are incurred. The Company uses a March 31 measurement date for its post retirement benefit disclosures.

 The components of net periodic post retirement benefit cost were as follows:

	Years Ended March 31,
	2009	2008	2007
	(In thousands)
Service cost for benefits earned during the period	$411	$672	$572
Interest cost on accumulated postretirement benefit	537	609	464
Other components	(93)	-	(63)
Net periodic postretirement benefit cost	$855	$1,281	$973

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The fiscal 2009 and fiscal 2008 post retirement benefit liability included the following components:

	Years Ended March 31,
	2009	2008
	(In thousands)
Beginning of year	$9,213	$10,784
Service cost for benefits earned during the period	411	672
Interest cost on accumulated post retirement benefit	537	609
Net benefit payments and expense	(413)	(485)
Actuarial gain	(185)	(2,367)
Accumulated postretirement benefit obligation	9,563	9,213

Current liabilities	595	530
Non-current liabilities	8,968	8,683

Total post retirement benefit liability recognized in statement of financial position	9,563	9,213
Components included in accumulated other comprehensive income:
Unrecognized net gain	2,208	2,116
Cumulative net periodic benefit cost (in excess of employer contribution)	$11,771	$11,329

The discount rate assumptions in computing the information above were as follows:

	Years Ended March 31,
	2009	2008	2007
	(In percentages)
Accumulated postretirement benefit obligation	6.50%	6.00%	5.75%

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 became law. Amounts shown on the previous page include the effect of the subsidy. The discount rate represents the expected yield on a portfolio of high grade (AA to AAA rated or equivalent) fixed income investments with cash flow streams sufficient to satisfy benefit obligations under the plan when due. Fluctuations in the discount rate assumptions primarily reflect changes in U.S. interest rates. The assumed health care cost trend rate used to measure the accumulated postretirement benefit obligation as of the end of fiscal 2009 was 9.0% in the initial year and was projected to decline annually to an ultimate rate of 4.5% in fiscal 2029. The assumed health care cost trend rate used to measure the accumulated postretirement benefit obligation as of the end of fiscal 2008 (and used to measure the fiscal 2009 net periodic benefit cost) was 10.0% in the initial year and was projected to decline annually to an ultimate rate of 5.0% in fiscal 2013.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

If the estimated health care cost trend rate assumptions were increased by one percent, the accumulated post retirement benefit obligation as of fiscal year-end would increase by approximately $85,116 and the total of the service cost and interest cost components would increase by $14,209. A decrease in the estimated health care cost trend rate assumption of one percent would decrease the accumulated post retirement benefit obligation as of fiscal year-end by $93,740 and the total of the service cost and interest cost components would decrease by $15,999.

Post employment benefits provided by the Company, other than retirement, are not material.

Future net benefit payments are expected as follows:

Amount
(In thousands)
Year-ended:
2010	$595
2011	692
2012	802
2013	899
2014	999
2015 through 2019	5,762
Total	$9,749

Note 16:  Fair Value Measurements

Effective April 1, 2008, assets and liabilities recorded at fair value on the condensed consolidated balance sheet were measured and classified based upon a three tiered approach to valuation. SFAS 157 requires that financial assets and liabilities recorded at fair value be classified and disclosed in one of the following three categories:

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table represents the financial assets and liabilities on the condensed consolidated balance sheet that are subject to SFAS 157 and the valuation approach applied to each of these items.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In thousands)
Assets
Short-term investments	$309,012	$309,012	$-	$-
Fixed maturities - available for sale	510,753	492,516	15,824	2,413
Preferred stock	8,868	8,868	-	-
Common stock	10	5	-	5
Total	$828,643	$810,401	$15,824	$2,418

Liabilities
Guaranteed residual values of TRAC leases	-	-	-	-
Derivatives	$79,118	$-	$79,118	$-
Total	$79,118	$-	$79,118	$-

The following table represents the fair value measurements at March 31, 2009 using significant unobservable inputs (Level 3).

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	(In thousands)

	Fixed Maturities - Auction Rate Securities	Common Stock	Total

Balance at March 31, 2008	$-	$5	$5
Common Stock	-	-	-
Balance at June 30, 2008	-	5	5
Common Stock	-	-	-
Balance at September 30, 2008	-	5	5
Transfers in and/or out of Level 3 (a)	2,963	-	2,963
Common Stock	-	-	-
Balance at December 31, 2008	2,963	5	2,968
Transfers in and/or out of Level 3	-	-	-
Fixed Maturities - Auction Rate Securities loss (unrealized)	(550)	-	(550)
Common Stock	-	-	-
Balance at March 31, 2009	$2,413	$5	$2,418
 (a) Reflects the transfer of auction rate securities for which no meaningful market rate bids are currently available. The valuation of these assets was based on a pricing matrix system as determined by the custodian of these securities.

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

	Direct Amount (a)	Ceded to Other Companies	Assumed from Other Companies	Net Amount (a)	Percentage of Amount Assumed to Net
	(In thousands)
Year ended December 31, 2008
Life insurance in force	$387,783	$4,499	$1,147,982	$1,531,266	75%
Premiums earned:
Life	$16,240	$36	$5,020	$21,224	24%
Accident and health	81,241	1,066	4,581	84,756	5%
Annuity	1,436	-	2,156	3,592	60%
Property and casualty	19,253	83	9,167	28,337	32%
Total	$118,170	$1,185	$20,924	$137,909

Year ended December 31, 2007
Life insurance in force	$328,384	$4,682	$1,428,242	$1,751,944	82%
Premiums earned:
Life	$10,669	$35	$4,823	$15,457	31%
Accident and health	88,658	1,230	5,155	92,583	6%
Annuity	545	-	3,411	3,956	86%
Property and casualty	19,373	39	9,054	28,388	32%
Total	$119,245	$1,304	$22,443	$140,384

Year ended December 31, 2006
Life insurance in force	$393,400	$5,662	$1,483,250	$1,870,988	79%
Premiums earned:
Life	$9,569	$315	$4,980	$14,234	35%
Accident and health	96,285	1,390	6,234	101,129	6%
Annuity	2,558	-	2,478	5,036	49%
Property and casualty	18,710	2,220	7,845	24,335	32%
Total	$127,122	$3,925	$21,537	$144,734

(a) Balances are reported net of inter-segment transactions.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Premiums eliminated in consolidation with Life Insurance were $1.2 million for fiscal 2007.

To the extent that a re-insurer is unable to meet its obligation under the related reinsurance agreements, RepWest would remain liable for the unpaid losses and loss expenses. Pursuant to certain of these agreements, RepWest holds letters of credit at years-end in the amount of $3.6 million from re-insurers and has issued letters of credit in the amount of $13.4 million in favor of certain ceding companies.

Policy benefits and losses, claims and loss expenses payable for Property and Casualty were as follows:

	Years Ended December 31,
	2008	2007
	(In thousands)
Unpaid losses and loss adjustment expense	$287,501	$288,410
Reinsurance losses payable	929	2,708
Unearned premiums	19	200
Total	$288,449	$291,318

Activity in the liability for unpaid losses and loss adjustment expenses for Property and Casualty is summarized as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Balance at January 1	$288,410	$288,783	$346,928
Less: reinsurance recoverable	164,181	144,950	181,388
Net balance at January 1	124,229	143,833	165,540
Incurred related to:
Current year	8,497	7,094	6,006
Prior years	9,384	11,894	15,895
Total incurred	17,881	18,988	21,901
Paid related to:
Current year	5,006	3,289	3,492
Prior years	22,701	35,303	40,116
Total paid	27,707	38,592	43,608
Net balance at December 31	114,403	124,229	143,833
Plus: reinsurance recoverable	173,098	164,181	144,950
Balance at December 31	$287,501	$288,410	$288,783

The liability for incurred losses and loss adjustment expenses (net of reinsurance recoverable of $173.1 million) decreased by $9.8 million in 2008. The decrease is a result of resolving claims associated with terminated unprofitable programs.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 18:  Contingent Liabilities and Commitments

The Company leases a portion of its rental equipment and certain of its facilities under operating leases with terms that expire at various dates substantially through 2016, with the exception of one land lease expiring in 2034. At March 31, 2009, AMERCO has guaranteed $183.4 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, the Company has the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. AMERCO has been leasing equipment since 1987 and has experienced no material losses relating to these types of residual value guarantees.

Lease expenses were as follows:

	Years Ended March 31,
	2009	2008	2007
	(In thousands)
Lease expense	$152,424	$133,931	$147,659

Lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
		(In thousands)
Year-ended March 31:
2010	$13,168	$134,090	$147,258
2011	12,915	113,446	126,361
2012	12,676	97,725	110,401
2013	12,335	84,285	96,620
2014	11,323	66,266	77,589
Thereafter	7,859	59,118	66,977
Total	$70,276	$554,930	$625,206

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 19:  Contingencies

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

In November 2006, the Plaintiffs filed an amended complaint. In December 2006, the Defendants filed motions to dismiss, based on various legal theories. In March 2007, the Court denied AMERCO’s motion to dismiss regarding the issue of demand futility, stating that “Plaintiffs have satisfied the heightened pleading requirements of demand futility by showing a majority of the members of the AMERCO Board of Directors were interested parties in the SAC transactions.” The Court heard oral argument on the remainder of the Defendants’ motions to dismiss, including the motion (“Goldwasser Motion”) based on the fact that the subject matter of the lawsuit had been settled and dismissed in earlier litigation known as Goldwasser v. Shoen, C.V.N.-94-00810-ECR (D.Nev), Washoe County, Nevada. In addition, in September and October 2007, the Defendants filed Motions for Judgment on the Pleadings or in the Alternative Summary Judgment, based on the fact that the stockholders of the Company had ratified the underlying transactions at the 2007 annual meeting of stockholders of AMERCO. In December 2007, the Court denied this motion. This ruling does not preclude a renewed motion for summary judgment after discovery and further proceedings on these issues. On April 7, 2008, the litigation was dismissed, on the basis of the Goldwasser Motion. On May 8, 2008, the Plaintiffs filed a notice of appeal of such dismissal to the Nevada Supreme Court. On May 20, 2008, AMERCO filed a cross appeal relating to the denial of its Motion to Dismiss in regard to demand futility. The appeals are currently pending and the issues will be fully briefed before the Nevada Supreme Court by September 13, 2009.

Environmental

AMERCO is a party to several administrative proceedings arising from state and local provisions that regulate the removal and/or cleanup of underground fuel storage tanks. It is the opinion of management, that none of these suits, claims or proceedings involving AMERCO, individually or in the aggregate, are expected to result in a material adverse effect on AMERCO’s financial position or results of operations.

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

Based upon the information currently available to Real Estate, compliance with the environmental laws and its share of the costs of investigation and cleanup of known hazardous waste sites are not expected to result in a material adverse effect on AMERCO’s financial position or results of operations. Real Estate expects to spend approximately $5.2 million in total through 2011 to remediate these properties.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Other

The Company is named as a defendant in various other litigation and claims arising out of the normal course of business. In management’s opinion, none of these other matters will have a material effect on the Company’s financial position and results of operations.

Note 20:  Related Party Transactions

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

During fiscal 2009, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater. Blackwater is wholly-owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. The Company does not have an equity ownership interest in SAC Holdings. The Company recorded interest income of $18.4 million, $18.6 million and $19.2 million, and received cash interest payments of $14.1 million, $19.2 million and $44.5 million, from SAC Holdings during fiscal 2009, 2008 and 2007, respectively. The cash interest payments for fiscal 2007 included a payment to significantly reduce the outstanding interest receivable from SAC Holdings. The largest aggregate amount of notes receivable outstanding during fiscal 2009 was $198.1 million and the aggregate notes receivable balance at March 31, 2009 was $197.6 million. In accordance with the terms of these notes, SAC Holdings may repay the notes without penalty or premium at any time.

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

During fiscal 2009, AMERCO and U-Haul held various junior notes with Private Mini Storage Realty L.P. (“Private Mini”). The equity interests of Private Mini are ultimately controlled by Blackwater. The Company recorded interest income of $5.3 million, $5.1 million and $5.0 million, and received cash interest payments of $5.3 million, $5.1 million and $5.0 million, from Private Mini during fiscal 2009, 2008 and 2007, respectively. The balance of notes receivable from Private Mini at March 31, 2009 was $68.2 million. The largest aggregate amount outstanding during fiscal 2009 was $69.1 million.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $24.3 million, $23.7 million and $23.5 million from the above mentioned entities during fiscal 2009, 2008 and 2007, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen.  James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $2.4 million, $2.1 million and $2.7 million for fiscal 2009, 2008 and 2007, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At March 31, 2009, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based upon equipment rental revenue. The Company paid the above mentioned entities $34.7 million, $36.0 million and $36.6 million, respectively in commissions pursuant to such dealership contracts during fiscal 2009, 2008 and 2007, respectively.

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $43.2 million, expenses of $2.4 million and cash flows of $38.1 million during fiscal 2009. Revenues and commission expenses related to the Dealer Agreements were $164.0 million and $34.7 million, respectively.

In prior years, U-Haul sold various properties to SAC Holdings at prices in excess of U-Haul’s carrying values resulting in gains which U-Haul deferred and treated as additional paid-in capital. The transferred properties have historically been stated at the original cost basis as the gains were eliminated in consolidation. In March 2004, a portion of these deferred gains were recognized and treated as contributions from a related party in the amount of $111.0 million as a result of the deconsolidation of SAC Holding Corporation. In November 2007, the remaining portion of these deferred gains were recognized and treated as contributions from a related party in the amount of $46.1 million as a result of the deconsolidation of SAC Holding II.

In March 2009, RepWest purchased shares of AMERCO Series A 8 ½% Preferred Stock on the open market for $0.9 million. RepWest may continue to make investments in AMERCO’s Preferred Shares in the future.

Related Party Assets

	March 31,
	2009	2008
	(In thousands)
U-Haul notes, receivables and interest from Private Mini	$70,584	$71,038
U-Haul notes receivable from SAC Holdings Corporation	197,552	198,144
U-Haul interest receivable from SAC Holdings Corporation	8,815	4,498
U-Haul receivable from SAC Holdings Corporation	20,517	20,617
U-Haul receivable from Mercury	6,264	6,791
Other	(198)	2,798
	$303,534	$303,886

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 21: Statutory Financial Information of Insurance Subsidiaries

Applicable laws and regulations of the State of Arizona require Property and Casualty Insurance and Life Insurance to maintain minimum capital and surplus determined in accordance with statutory accounting principles. Audited statutory net income (loss) and statutory capital and surplus for the years-ended are listed below:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
RepWest:
Audited statutory net income	$6,724	$11,000	$8,980
Audited statutory capital and surplus	103,842	110,197	101,236
NAFCIC:
Audited statutory net income (loss)	13	(95)	517
Audited statutory capital and surplus	3,025	3,013	4,512
ARCOA*:
Audited statutory net loss	(29)	-	-
Audited statutory capital and surplus	3,471	-	-
Oxford:
Audited statutory net income	9,789	13,038	14,869
Audited statutory capital and surplus	129,702	124,015	112,998
CFLIC:
Audited statutory net income	4,712	4,066	2,652
Audited statutory capital and surplus	34,357	25,075	21,040
NAI:
Audited statutory net income	1,663	6,374	6,198
Audited statutory capital and surplus	10,340	15,824	17,432
DGLIC**:
Audited statutory net income (loss)	299	337	(700)
Audited statutory capital and surplus	4,528	4,199	4,354

* Commenced business in June 2008.
** Acquired by CFLIC February 2006.

The amount of dividends that can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. The statutory surplus for Oxford at December 31, 2008 that could be distributed as ordinary dividends was $12.7 million. The statutory surplus for RepWest at December 31, 2008 that could be distributed as ordinary dividends was $9.1 million. In September 2008, RepWest paid $5.5 million in ordinary dividends to AMERCO.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 22:  Financial Information by Geographic Area

Financial information by geographic area for fiscal 2009 is as follows:

Year Ended	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
March 31, 2009
Total revenues	$1,881,635	$110,631	$1,992,266
Depreciation and amortization, net of (gains) losses on disposal	269,658	7,949	277,607
Interest expense	97,863	607	98,470
Pretax earnings	18,254	4,324	22,578
Income tax expense	8,174	994	9,168
Identifiable assets	3,733,300	91,773	3,825,073

Financial information by geographic area for fiscal 2008 is as follows:

Year Ended	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
March 31, 2008
Total revenues	$1,938,505	$110,669	$2,049,174
Depreciation and amortization, net of (gains) losses on disposal	225,774	9,289	235,063
Interest expense	100,685	735	101,420
Pretax earnings	100,151	2,151	102,302
Income tax expense	32,855	1,663	34,518
Identifiable assets	3,720,991	111,496	3,832,487

Financial information by geographic area for fiscal 2007 is as follows:

Year Ended	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
March 31, 2007
Total revenues	$1,977,818	$91,480	$2,069,298
Depreciation and amortization, net of (gains) losses on disposal	199,485	7,242	206,727
Interest expense	81,882	554	82,436
Pretax earnings (losses)	149,169	(3,346)	145,823
Income tax expense (benefit)	56,037	(767)	55,270
Identifiable assets	3,431,960	91,088	3,523,048

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 22A:  Consolidating Financial Information by Industry Segment

AMERCO has three reportable segments. They are Moving and Storage, Property and Casualty Insurance and Life Insurance. SAC Holding II was also a reportable segment through October 2007. Management tracks revenues separately, but does not report any separate measure of the profitability for rental vehicles, rentals of self-storage spaces and sales of products that are required to be classified as a separate operating segment and accordingly does not present these as separate reportable segments. Deferred income taxes are shown as liabilities on the condensed consolidating statements.

The consolidated balance sheets as of March 31, 2009 and 2008 include the accounts of AMERCO and its wholly-owned subsidiaries. The March 31, 2009 statements of operations and cash flows include AMERCO and its wholly-owned subsidiaries. The March 31, 2008 statements of operations and cash flows include AMERCO and its wholly-owned subsidiaries for the entire year, and reflect SAC Holding II for the seven months ended October 31, 2007. The March 31, 2007 statements of operations and cash flows include the accounts of AMERCO and its wholly-owned subsidiaries and SAC Holding II.

AMERCO’s three current reportable segments are (and former reportable segment was):

(a)	Moving and Storage, comprised of AMERCO, U-Haul, and Real Estate and the subsidiaries of U-Haul and Real Estate,

(b)	Property and Casualty Insurance, comprised of RepWest and its subsidiaries and ARCOA,

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 23A: Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of March 31, 2009 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$38	$213,040	$-	$-		$213,078	$19,197	$8,312	$-		$240,587
Reinsurance recoverables and trade receivables, net	-	18,264	31	-		18,295	184,912	10,646	-		213,853
Notes and mortgage receivables, net	-	1,892	1,039	-		2,931	-	-	-		2,931
Inventories, net	-	70,749	-	-		70,749	-	-	-		70,749
Prepaid expenses	1,129	53,001	71	-		54,201	-	-	-		54,201
Investments, fixed maturities and marketable equities	-	-	-	-		-	89,892	429,739	-		519,631
Investments, other	-	874	13,697	-		14,571	113,724	98,727	-		227,022
Deferred policy acquisition costs, net	-	-	-	-		-	-	44,993	-		44,993
Other assets	9	103,607	28,807	-		132,423	849	372	-		133,644
Related party assets	1,206,555	247,809	46,326	(1,195,060)	(c)	305,630	3,178	-	(5,274)	(c)	303,534
	1,207,731	709,236	89,971	(1,195,060)		811,878	411,752	592,789	(5,274)		1,811,145

Investment in subsidiaries	(321,215)	-	-	625,863	(b)	304,648	-	-	(304,648)	(b)	-

Property, plant and equipment, at cost:
Land	-	39,599	173,145	-		212,744	-	-	-		212,744
Buildings and improvements	-	126,957	793,337	-		920,294	-	-	-		920,294
Furniture and equipment	301	314,849	18,164	-		333,314	-	-	-		333,314
Rental trailers and other rental equipment	-	214,988	-	-		214,988	-	-	-		214,988
Rental trucks	-	1,666,151	-	-		1,666,151	-	-	-		1,666,151
	301	2,362,544	984,646	-		3,347,491	-	-	-		3,347,491
Less: Accumulated depreciation	(256)	(1,013,377)	(319,930)	-		(1,333,563)	-	-	-		(1,333,563)
Total property, plant and equipment	45	1,349,167	664,716	-		2,013,928	-	-	-		2,013,928
Total assets	$886,561	$2,058,403	$754,687	$(569,197)		$3,130,454	$411,752	$592,789	$(309,922)		$3,825,073

(a) Balances as of December 31, 2008
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating balance sheets by industry segment as of March 31, 2009 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$2,228	$312,863	$4,518	$-		$319,609	$-	$9,618	$-		$329,227
AMERCO's notes, loans and leases payable	-	622,588	923,902	-		1,546,490	-	-	-		1,546,490
Policy benefits and losses, claims and loss expenses payable	-	358,280	-	-		358,280	288,449	132,580	-		779,309
Liabilities from investment contracts	-	-	-	-		-	-	303,332	-		303,332
Other policyholders' funds and liabilities	-	-	-	-		-	9,776	2,185	-		11,961
Deferred income	-	24,612	-	-		24,612	-	-	-		24,612
Deferred income taxes	161,039	-	-	-		161,039	(36,758)	(11,768)	-		112,513
Related party liabilities	-	1,197,855	-	(1,195,060)	(c)	2,795	2,358	121	(5,274)	(c)	-
Total liabilities	163,267	2,516,198	928,420	(1,195,060)		2,412,825	263,825	436,068	(5,274)		3,107,444

Stockholders' equity :
Series preferred stock:
Series A preferred stock	-	-	-	-		-	-	-	-		-
Series B preferred stock	-	-	-	-		-	-	-	-		-
Series A common stock	-	-	-	-		-	-	-	-		-
Common stock	10,497	540	1	(541)	(b)	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	420,588	121,230	147,481	(268,711)	(b)	420,588	89,620	26,271	(115,891)	(b)	420,588
Accumulated other comprehensive income (loss)	(98,000)	(90,677)	-	90,677	(b)	(98,000)	(3,589)	(3,734)	7,323	(b)	(98,000)
Retained earnings (deficit)	915,862	(483,223)	(321,215)	804,438	(b)	915,862	58,595	131,684	(190,279)	(b)	915,862
Cost of common shares in treasury, net	(525,653)	-	-	-		(525,653)	-	-	-		(525,653)
Unearned employee stock ownership plan shares	-	(5,665)	-	-		(5,665)	-	-	-		(5,665)
Total stockholders' equity (deficit)	723,294	(457,795)	(173,733)	625,863		717,629	147,927	156,721	(304,648)		717,629
Total liabilities and stockholders' equity	$886,561	$2,058,403	$754,687	$(569,197)		$3,130,454	$411,752	$592,789	$(309,922)		$3,825,073

(a) Balances as of December 31, 2008
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating balance sheets by industry segment as of March 31, 2008 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated

	(In thousands)
Assets:
Cash and cash equivalents	$30	$191,220	$-	$-		$191,250	$6,848	$8,524	$-		$206,622
Reinsurance recoverables and trade receivables, net	-	20,529	27	-		20,556	171,954	10,255	-		202,765
Notes and mortgage receivables, net	-	1,158	930	-		2,088	-	-	-		2,088
Inventories, net	-	65,349	-	-		65,349	-	-	-		65,349
Prepaid expenses	4,508	51,418	233	-		56,159	-	-	-		56,159
Investments, fixed maturities and marketable equities	-	-	-	-		-	144,171	489,613	-		633,784
Investments, other	-	838	13,515	-		14,353	80,786	90,452	-		185,591
Deferred policy acquisition costs, net	-	-	-	-		-	30	35,548	-		35,578
Other assets	8	97,285	30,494	-		127,787	1,159	543	-		129,489
Related party assets	1,164,092	244,801	29,198	(1,131,730)	(c)	306,361	7,067	-	(9,542)	(c)	303,886
	1,168,638	672,598	74,397	(1,131,730)		783,903	412,015	634,935	(9,542)		1,821,311

Investment in subsidiaries	(234,927)	-	-	534,247	(b)	299,320	-	-	(299,320)	(b)	-

Property, plant and equipment, at cost:
Land	-	44,224	163,940	-		208,164	-	-	-		208,164
Buildings and improvements	-	109,826	750,056	-		859,882	-	-	-		859,882
Furniture and equipment	304	291,561	18,095	-		309,960	-	-	-		309,960
Rental trailers and other rental equipment	-	205,572	-	-		205,572	-	-	-		205,572
Rental trucks	-	1,734,425	-	-		1,734,425	-	-	-		1,734,425
	304	2,385,608	932,091	-		3,318,003	-	-	-		3,318,003
Less: Accumulated depreciation	(242)	(999,040)	(307,545)	-		(1,306,827)	-	-	-		(1,306,827)
Total property, plant and equipment	62	1,386,568	624,546	-		2,011,176	-	-	-		2,011,176
Total assets	$933,773	$2,059,166	$698,943	$(597,483)		$3,094,399	$412,015	$634,935	$(308,862)		$3,832,487

(a) Balances as of December 31, 2007
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating balance sheets by industry segment as of March 31, 2008 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$924	$281,666	$4,903	$-		$287,493	$-	$5,033	$-		$292,526
AMERCO's notes and loans payable	-	630,533	874,144	-		1,504,677	-	-	-		1,504,677
Policy benefits and losses, claims and loss expenses payable	-	360,308	-	-		360,308	291,318	137,748	-		789,374
Liabilities from investment contracts	-	-	-	-		-	-	339,198	-		339,198
Other policyholders' funds and liabilities	-	-	-	-		-	6,854	3,613	-		10,467
Deferred income	-	11,781	-	-		11,781	-	-	-		11,781
Deferred income taxes	167,523	-	-	-		167,523	(36,783)	(4,707)	-		126,033
Related party liabilities	-	1,135,916	-	(1,131,730)	(c)	4,186	2,048	3,308	(9,542)	(c)	-
Total liabilities	168,447	2,420,204	879,047	(1,131,730)		2,335,968	263,437	484,193	(9,542)		3,074,056
Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-		-	-	-	-		-
Series B preferred stock	-	-	-	-		-	-	-	-		-
Series A common stock	-	-	-	-		-	-	-	-		-
Common stock	10,497	540	1	(541)	(b)	10,497	3,300	2,500	(5,800)	(b)	10,497
Additional paid-in capital	419,370	121,230	147,481	(268,711)	(b)	419,370	86,121	26,271	(112,392)	(b)	419,370
Accumulated other comprehensive loss	(55,279)	(56,870)	-	56,870	(b)	(55,279)	63	1,528	(1,591)	(b)	(55,279)
Retained earnings (deficit)	915,415	(419,043)	(327,586)	746,629	(b)	915,415	59,094	120,443	(179,537)	(b)	915,415
Cost of common shares in treasury, net	(524,677)	-	-	-		(524,677)	-	-	-		(524,677)
Unearned employee stock ownership plan shares	-	(6,895)	-	-		(6,895)	-	-	-		(6,895)
Total stockholders' equity (deficit)	765,326	(361,038)	(180,104)	534,247		758,431	148,578	150,742	(299,320)		758,431
Total liabilities and stockholders' equity	$933,773	$2,059,166	$698,943	$(597,483)		$3,094,399	$412,015	$634,935	$(308,862)		$3,832,487

(a) Balances as of December 31, 2007
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating statements of operations by industry segment for period ending March 31, 2009 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated

	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$1,423,330	$-	$-		$1,423,330	$-	$-	(308)	(c)	$1,423,022
Self-storage revenues	-	108,859	1,689	-		110,548	-	-	-		110,548
Self-moving & self-storage products & service sales	-	199,394	-	-		199,394	-	-	-		199,394
Property management fees	-	23,192	-	-		23,192	-	-	-		23,192
Life insurance premiums	-	-	-	-		-	-	109,572	-		109,572
Property and casualty insurance premiums	-	-	-	-		-	28,337	-	-		28,337
Net investment and interest income	4,389	25,441	35	-		29,865	9,082	20,402	(1,328)	(b,d)	58,021
Other revenue	-	42,379	70,949	(76,608)	(b)	36,720	-	5,082	(1,622)	(b)	40,180
Total revenues	4,389	1,822,595	72,673	(76,608)		1,823,049	37,419	135,056	(3,258)		1,992,266

Costs and expenses:
Operating expenses	8,873	1,080,255	10,166	(76,608)	(b)	1,022,686	12,011	21,348	(8,807)	(b,c,d )	1,047,238
Commission expenses	-	171,303	-	-		171,303	-	-	-		171,303
Cost of sales	-	114,387	-	-		114,387	-	-	-		114,387
Benefits and losses	-	-	-	-		-	17,881	83,588	6,790	(c)	108,259
Amortization of deferred policy acquisition costs	-	-	-	-		-	22	12,372	-		12,394
Lease expense	91	153,534	7	-		153,632	-	-	(1,208)	(b)	152,424
Depreciation, net of (gains) losses on disposals	18	254,960	10,235	-		265,213	-	-	-		265,213
Total costs and expenses	8,982	1,774,439	20,408	(76,608)		1,727,221	29,914	117,308	(3,225)		1,871,218
Equity in earnings of subsidiaries	(41,557)	-	-	57,809	(e)	16,252	-	-	(16,252)	(e)	-
Earnings (loss) from operations	(46,150)	48,156	52,265	57,809		112,080	7,505	17,748	(16,285)		121,048
Interest income (expense)	92,854	(151,163)	(40,194)	-		(98,503)	-	-	33	(d)	(98,470)
Pretax earnings (loss)	46,704	(103,007)	12,071	57,809		13,577	7,505	17,748	(16,252)		22,578
Income tax benefit (expense)	(33,294)	38,827	(5,700)	-		(167)	(2,494)	(6,507)	-		(9,168)
Net earnings (loss)	13,410	(64,180)	6,371	57,809		13,410	5,011	11,241	(16,252)		13,410
Less: Preferred stock dividends	(12,963)	-	-	-		(12,963)	-	-	-		(12,963)
Earnings (loss) available to common shareholders	$447	$(64,180)	$6,371	$57,809		$447	$5,011	$11,241	$(16,252)		$447
(a) Balances for the year ended December 31, 2008
(b) Eliminate intercompany lease income
(c) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating statements of operations by industry segment for period ending March 31, 2008 are as follows:

	Moving & Storage						AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated	SAC Holding II (h)	Eliminations		Total Consolidated

	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$1,451,292	$-	$-		$1,451,292	$-	$-	$-		$1,451,292	$5,846	$(5,846)	(b)	$1,451,292
Self-storage revenues	-	108,965	1,814	-		110,779	-	-	-		110,779	11,469	-		122,248
Self-moving & self-storage products & service sales	-	207,759	-	-		207,759	-	-	-		207,759	10,039	-		217,798
Property management fees	-	24,520	-	-		24,520	-	-	-		24,520	-	(1,700)	(g)	22,820
Life insurance premiums	-	-	-	-		-	-	111,996	-		111,996	-	-		111,996
Property and casualty insurance premiums	-	-	-	-		-	28,388	-	-		28,388	-	-		28,388
Net investment and interest income	4,498	30,250	158	-		34,906	12,090	20,935	(1,771)	(b,d)	66,160	-	(4,050)	(d)	62,110
Other revenue	-	33,645	70,163	(74,834)	(b)	28,974	-	4,517	(1,303)	(b)	32,188	748	(414)	(b)	32,522
Total revenues	4,498	1,856,431	72,135	(74,834)		1,858,230	40,478	137,448	(3,074)		2,033,082	28,102	(12,010)		2,049,174

Costs and expenses:
Operating expenses	10,071	1,094,806	9,862	(74,834)	(b)	1,039,905	11,999	23,847	(8,075)	(b,c,d)	1,067,676	13,510	(1,700)	(g)	1,079,486
Commission expenses	-	173,791	-	-		173,791	-	-	-		173,791	-	(5,846)	(b)	167,945
Cost of sales	-	115,018	-	-		115,018	-	-	-		115,018	5,192	-		120,210
Benefits and losses	-	-	-	-		-	19,045	83,408	6,364	(c)	108,817	-	-		108,817
Amortization of deferred policy acquisition costs	-	-	-	-		-	190	12,991	-		13,181	-	-		13,181
Lease expense	94	135,401	50	-		135,545	-	-	(1,200)	(b)	134,345	-	(414)	(b)	133,931
Depreciation, net of (gains) losses on disposals	515	220,696	(476)	-		220,735	-	-	-		220,735	1,474	(327)	(e)	221,882
Total costs and expenses	10,680	1,739,712	9,436	(74,834)		1,684,994	31,234	120,246	(2,911)		1,833,563	20,176	(8,287)		1,845,452
Equity in earnings of subsidiaries	15,426	-	-	4,086	(f)	19,512	-	-	(19,512)	(f)	-	-	-		-
Equity in earnings of SAC Holding II	222	-	-	-		222	-	-	-		222	-	(222)	(f)	-
Total - equity in earnings of subsidiaries and SAC Holding II	15,648	-	-	4,086		19,734	-	-	(19,512)		222	-	(222)		-
Earnings from operations	9,466	116,719	62,699	4,086		192,970	9,244	17,202	(19,675)		199,741	7,926	(3,945)		203,722
Interest income (expense)	88,613	(136,041)	(50,668)	-		(98,096)	-	-	163	(d)	(97,933)	(7,537)	4,050	(d)	(101,420)
Pretax earnings (loss)	98,079	(19,322)	12,031	4,086		94,874	9,244	17,202	(19,512)		101,808	389	105		102,302
Income tax benefit (expense)	(30,498)	9,166	(5,961)	-		(27,293)	(3,335)	(3,599)	-		(34,227)	(167)	(124)	(e)	(34,518)
Net earnings (loss)	67,581	(10,156)	6,070	4,086		67,581	5,909	13,603	(19,512)		67,581	222	(19)		67,784
Less: Preferred stock dividends	(12,963)	-	-	-		(12,963)	-	-	-		(12,963)	-	-		(12,963)
Earnings (loss) available to common shareholders	$54,618	$(10,156)	$6,070	$4,086		$54,618	$5,909	$13,603	$(19,512)		$54,618	$222	$(19)		$54,821
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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating statements of operations by industry segment for period ending March 31, 2007 are as follows:

	Moving & Storage						AMERCO Legal Group					AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated	SAC Holding II	Eliminations		Total Consolidated

	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$1,462,470	$-	$-		$1,462,470	$-	$-	$-		$1,462,470	$9,225	$(9,225)	(b)	$1,462,470
Self-storage revenues	-	104,725	1,773	-		106,498	-	-	-		106,498	19,926	-		126,424
Self-moving & self-storage products & service sales	-	208,677	-	-		208,677	-	-	-		208,677	16,045	-		224,722
Property management fees	-	23,951	-	-		23,951	-	-	-		23,951	-	(2,797)	(g)	21,154
Life insurance premiums	-	-	-	-		-	-	121,590	(1,191)	(c)	120,399	-	-		120,399
Property and casualty insurance premiums	-	-	-	-		-	24,335	-	-		24,335	-	-		24,335
Net investment and interest income	4,867	29,294	-	-		34,161	14,151	22,490	(4,071)	(b,d)	66,731	-	(7,035)	(d)	59,696
Other revenue	204	31,403	67,436	(73,049)	(b)	25,994	-	4,740	(1,333)	(b)	29,401	1,407	(710)	(b)	30,098
Total revenues	5,071	1,860,520	69,209	(73,049)		1,861,751	38,486	148,820	(6,595)		2,042,462	46,603	(19,767)		2,069,298
Costs and expenses:
Operating expenses	12,096	1,085,619	8,843	(73,049)	(b)	1,033,509	8,787	30,871	(10,765)	(b, c, d)	1,062,402	22,573	(2,797)	(g)	1,082,178
Commission expenses	-	172,124	-	-		172,124	-	-	-		172,124	-	(9,225)	(b)	162,899
Cost of sales	-	110,163	-	-		110,163	-	-	-		110,163	7,485	-		117,648
Benefits and losses	-	-	-	-		-	21,901	88,347	6,711	(c)	116,959	-	-		116,959
Amortization of deferred policy acquisition costs	-	-	-	-		-	2,057	15,081	-		17,138	-	-		17,138
Lease expense	88	149,649	853	-		150,590	-	-	(2,221)	(b)	148,369	-	(710)	(b)	147,659
Depreciation, net of (gains) losses on disposals	293	180,560	6,605	-		187,458	-	-	-		187,458	2,691	(560)	(e)	189,589
Total costs and expenses	12,477	1,698,115	16,301	(73,049)		1,653,844	32,745	134,299	(6,275)		1,814,613	32,749	(13,292)		1,834,070
Equity in earnings of subsidiaries	35,269	-	-	(25,766)	(f)	9,503	-	-	(9,503)	(f)	-	-	-		-
Equity in earnings of SAC Holding II	527	-	-	-		527	-	-	-		527	-	(527)	(f)	-
Total - equity in earnings of subsidiaries and SAC Holding II	35,796	-	-	(25,766)		10,030	-	-	(9,503)		527	-	(527)		-
Earnings from operations	28,390	162,405	52,908	(25,766)		217,937	5,741	14,521	(9,823)		228,376	13,854	(7,002)		235,228
Interest income (expense)	89,026	(114,051)	(51,704)	-		(76,729)	-	-	320	(d)	(76,409)	(13,062)	7,035	(d)	(82,436)
Fees and amortization on early extinguishment of debt	-	(302)	(6,667)	-		(6,969)	-	-	-		(6,969)	-	-		(6,969)
Pretax earnings (loss)	117,416	48,052	(5,463)	(25,766)		134,239	5,741	14,521	(9,503)		144,998	792	33		145,823
Income tax benefit (expense)	(27,211)	(17,948)	1,125	-		(44,034)	(5,896)	(4,863)	-		(54,793)	(265)	(212)	(e)	(55,270)
Net earnings (loss)	90,205	30,104	(4,338)	(25,766)		90,205	(155)	9,658	(9,503)		90,205	527	(179)		90,553
Less: Preferred stock dividends	(12,963)	-	-	-		(12,963)	-	-	-		(12,963)	-	-		(12,963)
Earnings (loss) available to common shareholders	$77,242	$30,104	$(4,338)	$(25,766)		$77,242	$(155)	$9,658	$(9,503)		$77,242	$527	$(179)		$77,590
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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating cash flow statements by industry segment for the year ended March 31, 2009, are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated

Cash flows from operating activities:	(In thousands)
Net earnings (loss)	$13,410	$(64,180)	$6,371	$57,809	$13,410	$5,011	$11,241	$(16,252)	$13,410
Earnings from consolidated entities	41,557	-	-	(57,809)	(16,252)	-	-	16,252	-
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	18	235,916	12,635	-	248,569	-	-	-	248,569
Amortization of deferred policy acquisition costs	-	-	-	-	-	22	12,372	-	12,394
Change in allowance for losses on trade receivables	-	(118)	-	-	(118)	-	101	-	(17)
Change in allowance for losses on mortgage notes	-	(309)	-	-	(309)	-	-	-	(309)
Change in allowance for inventory reserves	-	792	-	-	792	-	-	-	792
Net (gain) loss on sale of real and personal property	-	19,044	(2,400)	-	16,644	-	-	-	16,644
Net loss on sale of investments	-	-	-	-	-	110	(46)	-	64
Deferred income taxes	4,353	-	-	-	4,353	1,992	1,596	-	7,941
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	2,383	4	-	2,387	(12,958)	(498)	-	(11,069)
Inventories	-	(6,192)	-	-	(6,192)	-	-	-	(6,192)
Prepaid expenses	3,379	(1,581)	162	-	1,960	-	-	-	1,960
Capitalization of deferred policy acquisition costs	-	-	-	-	-	8	(10,914)	-	(10,906)
Other assets	-	(6,018)	1,741	-	(4,277)	312	170	-	(3,795)
Related party assets	3,857	(3,071)	(23)	-	763	3,814	-	-	4,577
Accounts payable and accrued expenses	2,521	(4,256)	416	-	(1,319)	-	(502)	-	(1,821)
Policy benefits and losses, claims and loss expenses payable	-	417	-	-	417	(2,869)	(5,168)	-	(7,620)
Other policyholders' funds and liabilities	-	-	-	-	-	2,922	(1,429)	-	1,493
Deferred income	-	13,037	-	-	13,037	-	-	-	13,037
Related party liabilities	-	(1,390)	-	-	(1,390)	385	(3,187)	-	(4,192)
Net cash provided (used) by operating activities	69,095	184,474	18,906	-	272,475	(1,251)	3,736	-	274,960
Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(1)	(342,180)	(54,509)	-	(396,690)	-	-	-	(396,690)
Short term investments	-	-	-	-	-	(116,778)	(204,144)	-	(320,922)
Fixed maturities investments	-	-	-	-	-	(15,321)	(128,344)	-	(143,665)
Equity securities	-	-	-	-	-	-	(1)	-	(1)
Preferred stock	-	-	-	-	-	-	(2,000)	-	(2,000)
Real estate	-	(36)	(182)	-	(218)	(396)	-	-	(614)
Mortgage loans	-	(1,278)	(109)	-	(1,387)	(12,187)	(12,512)	-	(26,086)
Proceeds from sales of:
Property, plant and equipment	-	124,892	3,296	-	128,188	-	-	-	128,188
Short term investments	-	-	-	-	-	96,420	202,562	-	298,982
Fixed maturities investments	-	-	-	-	-	63,871	170,446	-	234,317
Equity securities	-	-	-	-	-	-	28	-	28
Preferred stock	-	-	-	-	-	-	-	-	-
Real estate	-	-	-	-	-	-	-	-	-
Mortgage loans	-	-	-	-	-	1	5,883	-	5,884
Payments from notes and mortgage receivables	-	853	-	-	853	-	-	-	853
Net cash provided (used) by investing activities	(1)	(217,749)	(51,504)	-	(269,254)	15,610	31,918	-	(221,726)
	(page 1 of 2)
(a) Balance for the period ended December 31, 2008

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2009, are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated

Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	-	98,099	82,232	-	180,331	-	-	-	180,331
Principal repayments on credit facilities	-	(115,923)	(32,475)	-	(148,398)	-	-	-	(148,398)
Debt issuance costs	-	(360)	(54)	-	(414)	-	-	-	(414)
Capital lease payments	-	(776)	-	-	(776)	-	-	-	(776)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	1,230	-	-	1,230	-	-	-	1,230
Treasury stock repurchase	(976)	-	-	-	(976)	-	-	-	(976)
Proceeds from (repayment of) intercompany loans	(57,157)	74,262	(17,105)	-	-	-	-	-	-
Preferred stock dividends paid	(12,963)	-	-	-	(12,963)	-	-	-	(12,963)
Net dividends from related party	2,010	-	-	-	2,010	(2,010)	-	-	-
Investment contract deposits	-	-	-	-	-	-	17,739	-	17,739
Investment contract withdrawals	-	-	-	-	-	-	(53,605)	-	(53,605)
Net cash provided (used) by financing activities	(69,086)	56,532	32,598	-	20,044	(2,010)	(35,866)	-	(17,832)

Effects of exchange rate on cash	-	(1,437)	-	-	(1,437)	-	-	-	(1,437)

Increase (decrease) in cash and cash equivalents	8	21,820	-	-	21,828	12,349	(212)	-	33,965
Cash and cash equivalents at beginning of period	30	191,220	-	-	191,250	6,848	8,524	-	206,622
Cash and cash equivalents at end of period	$38	$213,040	$-	$-	$213,078	$19,197	$8,312	$-	$240,587
	(page 2 of 2)
(a) Balance for the period ended December 31, 2008

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating cash flow statements by industry segment for the year ended March 31, 2008, are as follows:

	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II (b)	Elimination	Total Consolidated

Cash flows from operating activities:	(In thousands)
Net earnings (loss)	$67,581	$(10,156)	$6,070	$4,086	$67,581	$5,909	$13,603	$(19,512)	$67,581	$222	$(19)	$67,784
Earnings from consolidated entities	(15,648)	-	-	(4,086)	(19,734)	-	-	19,512	(222)	-	222	-
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	515	214,246	11,730	-	226,491	-	-	-	226,491	1,634	(327)	227,798
Amortization of deferred policy acquisition costs	-	-	-	-	-	190	12,991	-	13,181	-	-	13,181
Change in allowance for losses on trade receivables	-	23	-	-	23	-	53	-	76	-	-	76
Change in allowance for losses on mortgage notes	-	(39)	-	-	(39)	-	-	-	(39)	-	-	(39)
Change in allowance for inventory reserve	-	2,746	-	-	2,746	-	-	-	2,746	-	-	2,746
Net (gain) loss on sale of real and personal property	-	6,450	(12,206)	-	(5,756)	-	-	-	(5,756)	(160)	-	(5,916)
Net loss on sale of investments	-	-	-	-	-	51	241	-	292	-	-	292
Deferred income taxes	4,372	91	-	-	4,463	4,318	(3,488)	-	5,293	146	124	5,563
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(2,209)	-	-	(2,209)	(15,081)	766	-	(16,524)	-	-	(16,524)
Inventories	-	(2,449)	-	-	(2,449)	-	-	-	(2,449)	4	-	(2,445)
Prepaid expenses	6,665	(10,847)	(203)	-	(4,385)	-	-	-	(4,385)	47	-	(4,338)
Capitalization of deferred policy acquisition costs	-	-	-	-	-	(24)	(7,455)	-	(7,479)	-	-	(7,479)
Other assets	4	3,602	1,470	-	5,076	(1,117)	290	-	4,249	(1,008)	-	3,241
Related party assets	6,007	6,493	12,645	-	25,145	2,842	5,040	-	33,027	5	-	33,032
Accounts payable and accrued expenses	7,571	4,606	(4,316)	-	7,861	-	(1,231)	-	6,630	680	-	7,310
Policy benefits and losses, claims and loss expenses payable	-	29,747	-	-	29,747	77	(9,160)	-	20,664	-	-	20,664
Other policyholders' funds and liabilities	-	-	-	-	-	(779)	683	-	(96)	-	-	(96)
Deferred income	-	(3,948)	-	-	(3,948)	-	-	-	(3,948)	(48)	-	(3,996)
Related party liabilities	-	(6,220)	-	-	(6,220)	(363)	(5,271)	-	(11,854)	287	-	(11,567)
Net cash provided (used) by operating activities	77,067	232,136	15,190	-	324,393	(3,977)	7,062	-	327,478	1,809	-	329,287
Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(1,841)	(507,883)	(59,105)	-	(568,829)	-	-	-	(568,829)	(1,381)	-	(570,210)
Short term investments	-	-	-	-	-	(82,179)	(163,166)	-	(245,345)	-	-	(245,345)
Fixed maturities investments	-	-	-	-	-	(29,692)	(53,959)	-	(83,651)	-	-	(83,651)
Equity securities	-	-	-	-	-	-	(31)	-	(31)	-	-	(31)
Preferred stock	-	-	-	-	-	-	(770)	-	(770)	-	-	(770)
Real estate	-	-	(2,801)	-	(2,801)	(297)	-	-	(3,098)	-	-	(3,098)
Mortgage loans	-	-	(497)	-	(497)	(1,650)	(11,910)	-	(14,057)	-	-	(14,057)
Proceeds from sales of:
Property, plant and equipment	-	143,537	22,458	-	165,995	-	-	-	165,995	391	-	166,386
Short term investments	-	-	-	-	-	77,417	168,758	-	246,175	-	-	246,175
Fixed maturities investments	-	-	-	-	-	37,359	94,434	-	131,793	-	-	131,793
Equity securities	-	-	-	-	-	-	46	-	46	-	-	46
Preferred stock	-	-	-	-	-	5,000	625	-	5,625	-	-	5,625
Real estate	-	281	-	-	281	631	-	-	912	-	-	912
Mortgage loans	-	-	-	-	-	8	8,138	-	8,146	-	-	8,146
Payments from notes and mortgage receivables	-	117	-	-	117	-	-	-	117	-	-	117
Net cash provided (used) by investing activities	(1,841)	(363,948)	(39,945)	-	(405,734)	6,597	42,165	-	(356,972)	(990)	-	(357,962)
	(page 1 of 2)
(a) Balance for the period ended December 31, 2007
(b) Activity for the seven months ending October 31, 2007, prior to deconsolidation

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2008, are as follows:

	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II (b)	Elimination	Total Consolidated

Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	-	415,308	201,402	-	616,710	-	-	-	616,710	-	-	616,710
Principal repayments on credit facilities	-	(192,603)	(101,965)	-	(294,568)	-	-	-	(294,568)	(819)	-	(295,387)
Debt issuance costs	-	(11,806)	(170)	-	(11,976)	-	-	-	(11,976)	-	-	(11,976)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	1,239	-	-	1,239	-	-	-	1,239	-	-	1,239
Treasury stock repurchases	(57,478)	-	-	-	(57,478)	-	-	-	(57,478)	-	-	(57,478)
Securitization deposits	-	(32,775)	-	-	(32,775)	-	-	-	(32,775)	-	-	(32,775)
Proceeds from (repayment of) intercompany loans	(4,764)	80,083	(75,319)	-	-	-	-	-	-	-	-	-
Preferred stock dividends paid	(12,963)	-	-	-	(12,963)	-	-	-	(12,963)	-	-	(12,963)
Investment contract deposits	-	-	-	-	-	-	18,077	-	18,077	-	-	18,077
Investment contract withdrawals	-	-	-	-	-	-	(65,518)	-	(65,518)	-	-	(65,518)
Net cash provided (used) by financing activities	(75,205)	259,446	23,948	-	208,189	-	(47,441)	-	160,748	(819)	-	159,929

Effects of exchange rate on cash	-	96	-	-	96	-	-	-	96	-	-	96

Increase (decrease) in cash and cash equivalents	21	127,730	(807)	-	126,944	2,620	1,786	-	131,350	-	-	131,350
Cash and cash equivalents at beginning of period	9	63,490	807	-	64,306	4,228	6,738	-	75,272	-	-	75,272
Cash and cash equivalents at end of period	$30	$191,220	$-	$-	$191,250	$6,848	$8,524	$-	$206,622	$-	$-	$206,622
	(page 2 of 2)
(a) Balance for the period ended December 31, 2007
(b) Activity for the seven months ending October 31, 2007, prior to deconsolidation

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating cash flow statements by industry segment for the year ended March 31, 2007 are as follows:

	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated

Cash flows from operating activities:	(In thousands)
Net earnings (loss)	$90,205	$30,104	$(4,338)	$(25,766)	$90,205	$(155)	$9,658	$(9,503)	$90,205	$527	$(179)	$90,553
Earnings from consolidated entities	(35,796)	-	-	25,766	(10,030)	-	-	9,503	(527)	-	527	-
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	293	172,698	10,984	-	183,975	-	-	-	183,975	2,691	(560)	186,106
Amortization of deferred policy acquisition costs	-	-	-	-	-	2,057	15,081	-	17,138	-	-	17,138
Changes in allowance for losses on trade receivables	-	(145)	-	-	(145)	-	194	-	49	-	-	49
Changes in allowance for losses on mortgage notes	-	(40)	-	-	(40)	-	-	-	(40)	-	-	(40)
Change in allowance for inventory reserves	-	2,679	-	-	2,679	-	-	-	2,679	-	-	2,679
Net (gain) loss on sale of real and personal property	-	7,862	(4,379)	-	3,483	-	-	-	3,483	-	-	3,483
Net loss on sale of investments	-	-	-	-	-	559	63	-	622	-	-	622
Write-off of unamortized debt issuance costs	-	302	6,667	-	6,969	-	-	-	6,969	-	-	6,969
Deferred income taxes	10,853	(19)	-	-	10,834	5,292	(4,456)	-	11,670	704	212	12,586
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(859)	(2)	-	(861)	44,215	5,032	-	48,386	-	-	48,386
Inventories	-	(4,718)	-	-	(4,718)	-	-	-	(4,718)	(43)	-	(4,761)
Prepaid expenses	(9,122)	1,193	(30)	-	(7,959)	-	-	-	(7,959)	(246)	-	(8,205)
Capitalization of deferred policy acquisition costs	-	-	-	-	-	(1,093)	(7,075)	-	(8,168)	-	-	(8,168)
Other assets	(10)	1,111	2,182	-	3,283	805	(395)	-	3,693	(243)	-	3,450
Related party assets	(1,479)	(12,973)	8	-	(14,444)	14,384	5,781	-	5,721	2,895	-	8,616
Accounts payable and accrued expenses	(19,561)	27,511	4,312	-	12,262	-	4,451	-	16,713	331	-	17,044
Policy benefits and losses, claims and loss expenses payable	-	35,298	-	-	35,298	(61,719)	(13,748)	-	(40,169)	-	-	(40,169)
Other policyholders' funds and liabilities	-	-	-	-	-	2,411	298	-	2,709	-	-	2,709
Deferred income	-	1,215	-	-	1,215	-	-	-	1,215	51	-	1,266
Related party liabilities	(201)	19,878	-	-	19,677	(1,317)	(3,507)	-	14,853	(4,445)	-	10,408
Net cash provided (used) by operating activities	35,182	281,097	15,404	-	331,683	5,439	11,377	-	348,499	2,222	-	350,721
Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(1,998)	(586,737)	(58,477)	-	(647,212)	-	-	-	(647,212)	(1,132)	-	(648,344)
Short term investments	-	-	-	-	-	(83,277)	(166,115)	-	(249,392)	-	-	(249,392)
Fixed maturity investments	-	-	-	-	-	(71,630)	(38,042)	-	(109,672)	-	-	(109,672)
Mortgage loans	-	-	-	-	-	-	(10,725)	-	(10,725)	-	-	(10,725)
Proceeds from sales of:
Property, plant and equipment	-	85,134	4,538	-	89,672	-	-	-	89,672	-	-	89,672
Short term investments	-	-	-	-	-	111,936	164,754	-	276,690	-	-	276,690
Fixed maturity investments	-	-	-	-	-	22,409	94,449	-	116,858	-	-	116,858
Cash received in excess of purchase of company acquired	-	-	-	-	-	-	1,235	-	1,235	-	-	1,235
Preferred stock	-	-	-	-	-	-	1,225	-	1,225	-	-	1,225
Real estate	-	195	(2,861)	-	(2,666)	9,536	-	-	6,870	-	-	6,870
Mortgage loans	-	-	-	-	-	-	7,062	-	7,062	-	-	7,062
Payments from notes and mortgage receivables	-	136	766	-	902	-	-	-	902	-	-	902
Net cash provided (used) by investing activities	(1,998)	(501,272)	(56,034)	-	(559,304)	(11,026)	53,843	-	(516,487)	(1,132)	-	(517,619)
	(page 1 of 2)
(a) Balance for the year ended December 31, 2006

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2007 are as follows:

	Moving & Storage					AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II	Elimination	Total Consolidated

Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	-	345,760	64,429	-	410,189	-	-	-	410,189	-	-	410,189
Principal repayments on credit facilities	-	(151,511)	(43,216)	-	(194,727)	-	-	-	(194,727)	(1,345)	-	(196,072)
Debt issuance costs	-	(3,281)	223	-	(3,058)	-	-	-	(3,058)	-	-	(3,058)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	1,204	-	-	1,204	-	-	-	1,204	-	-	1,204
Treasury stock repurchases	(49,106)	-	-	-	(49,106)	-	-	-	(49,106)	-	-	(49,106)
Proceeds from (repayment of) intercompany loans	28,887	(48,032)	19,145	-	-	-	-	-	-	-	-	-
Preferred stock dividends paid	(12,963)	-	-	-	(12,963)	-	-	-	(12,963)	-	-	(12,963)
Investment contract deposits	-	-	-	-	-	-	16,695	-	16,695	-	-	16,695
Investment contract withdrawals	-	-	-	-	-	-	(79,204)	-	(79,204)	-	-	(79,204)
Net cash provided (used) by financing activities	(33,182)	144,140	40,581	-	151,539	-	(62,509)	-	89,030	(1,345)	-	87,685

Effects of exchange rate on cash	-	(974)	-	-	(974)	-	-	-	(974)	-	-	(974)

Increase (decrease) in cash and cash equivalents	2	(77,009)	(49)	-	(77,056)	(5,587)	2,711	-	(79,932)	(255)	-	(80,187)
Cash and cash equivalents at beginning of period	7	140,499	856	-	141,362	9,815	4,027	-	155,204	255	-	155,459
Cash and cash equivalents at end of period	$9	$63,490	$807	$-	$64,306	$4,228	$6,738	$-	$75,272	$-	$-	$75,272
	(page 2 of 2)
(a) Balance for the year ended December 31, 2006

 AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 24:  Subsequent Events

Preferred Stock Dividends

On May 1, 2009, the Board declared a regular quarterly cash dividend of $0.53125 per share on the Company’s Series A, 8 1/2 percent Preferred Stock. The dividend was paid June 1, 2009 to holders of record on May 18, 2009.

Financial Strength Ratings

On May 21, 2009, A.M. Best upgraded the financial strength ratings of RepWest to B+ (Good), a secure rating with a stable outlook.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF AMERCO

BALANCE SHEETS

	March 31,
	2009	2008
	(In thousands)
ASSETS
Cash and cash equivalents	$38	$30
Investment in subsidiaries	(321,215)	(234,927)
Related party assets	1,206,555	1,164,092
Other assets	1,183	4,578
Total assets	$886,561	$933,773

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Other liabilities	$163,267	$168,447
	163,267	168,447
Stockholders' equity:
Preferred stock	-	-
Common stock	10,497	10,497
Additional paid-in capital	420,588	419,370
Accumulated other comprehensive loss	(98,000)	(55,279)
Retained earnings:
Beginning of period	915,415	847,271
Net earnings	13,410	67,581
Dividends	(12,963)	563
	1,248,947	1,290,003

Less: Cost of common shares in treasury	(525,653)	(524,677)
Total stockholders' equity	723,294	765,326
Total liabilities and stockholders' equity	$886,561	$933,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2009	2008	2007
	(In thousands, except share and per share data)
Revenues:
Net interest income from subsidiaries	$4,389	$4,498	$5,071
Expenses:
Operating expenses	8,873	10,071	12,096
Other expenses	109	609	381
Total expenses	8,982	10,680	12,477
Equity in earnings of subsidiaries and SAC Holding II (a)	(41,557)	15,648	35,796
Interest income	92,854	88,613	89,026
Pretax earnings	46,704	98,079	117,416
Income tax expense	(33,294)	(30,498)	(27,211)
Net earnings	13,410	67,581	90,205
Less: Preferred stock dividends	(12,963)	(12,963)	(12,963)
Earnings available to common shareholders	$447	$54,618	$77,242
Basic and diluted earnings per common share	$0.02	$2.77	$3.71
Weighted average common shares outstanding: Basic and diluted	19,350,041	19,740,571	20,838,570

(a) Fiscal 2008 and 2007 include SAC Holding II

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF CASH FLOW

	Years Ended March 31,
	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net earnings	$13,410	$67,581	$90,205
Change in investments in subsidiaries and SAC Holding II (a)	41,557	(15,648)	(35,796)
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	18	515	293
Deferred income taxes	4,353	4,372	10,853
Net change in other operating assets and liabilities:
Prepaid expenses	3,379	6,665	(9,122)
Other assets	-	4	(10)
Related party assets	3,857	6,007	(1,479)
Accounts payable and accrued expenses	2,521	7,571	(19,561)
Related party liabilities	-	-	(201)
Net cash provided by operating activities	69,095	77,067	35,182

Cash flows from investment activities:
Purchase of property, plant and equipment	(1)	(1,841)	(1,998)
Net cash used by investing activities	(1)	(1,841)	(1,998)

Cash flows from financing activities:
Treasury stock repurchases	(976)	(57,478)	(49,106)
Proceeds from (repayments of) intercompany loans	(57,157)	(4,764)	28,887
Preferred stock dividends paid	(12,963)	(12,963)	(12,963)
Net dividend from related party	2,010	-	-
Net cash used by financing activities	(69,086)	(75,205)	(33,182)

Increase (decrease) in cash and cash equivalents	8	21	2
Cash and cash equivalents at beginning of period	30	9	7
Cash and cash equivalents at end of period	$38	$30	$9

(a) Fiscal 2008 and 2007 include SAC Holding II

Income taxes paid in cash amounted to $2.0 million, $10.1 million and $74.8 million for fiscal 2009, 2008 and 2007, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

NOTES TO CONDENSED FINANCIAL INFORMATION

MARCH 31, 2009, 2008, AND 2007

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

2.  Guarantees

AMERCO has guaranteed performance of certain long-term leases and other obligations. Refer to Note 18 Contingent Liabilities and Commitments and Note 20 Related Party Transactions of the Notes to Consolidated Financial Statements.

SCHEDULE II

AMERCO AND CONSOLIDATED SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended March 31, 2009, 2008 and 2007

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at Year End

Year ended March 31, 2009	(In thousands)
Allowance for doubtful accounts
(deducted from trade receivable)	$1,488	$1,621	$-	$(1,638)	$1,471
Allowance for doubtful accounts
(deducted from notes and mortgage receivable)	$315	$-	$-	$(309)	$6
Allowance for obsolescence
(deducted from inventory)	$1,542	$-	$-	$(601)	$941
Allowance for probable losses
(deducted from mortgage loans)	$675	$-	$-	$(54)	$621

Year ended March 31, 2008
Allowance for doubtful accounts
(deducted from trade receivable)	$1,412	$2,300	$-	$(2,224)	$1,488
Allowance for doubtful accounts
(deducted from notes and mortgage receivable)	$354	$-	$-	$(39)	$315
Allowance for obsolescence
(deducted from inventory)	$1,500	$42	$-	$-	$1,542
Allowance for probable losses
(deducted from mortgage loans)	$803	$-	$-	$(128)	$675

Year ended March 31, 2007
Allowance for doubtful accounts
(deducted from trade receivable)	$1,363	$3,122	$-	$(3,073)	$1,412
Allowance for doubtful accounts
(deducted from notes and mortgage receivable)	$394	$-	$-	$(40)	$354
Allowance for obsolescence
(deducted from inventory)	$1,500	$-	$-	$-	$1,500
Allowance for probable losses
(deducted from mortgage loans)	$1,200	$-	$-	$(397)	$803

SCHEDULE V

AMERCO AND CONSOLIDATED SUBSIDIARIES

SUPPLEMENTAL INFORMATION (FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS)

Years Ended December 31, 2008, 2007 AND 2006

Year	Affiliation with Registrant	Deferred Policy Acquisition Cost	Reserves for Unpaid Claims and Adjustment Expenses	Discount if any, Deducted	Unearned Premiums	Net Earned Premiums (1)	Net Investment Income (2)	Claim and Claim Adjustment Expenses Incurred Related to Current Year	Claim and Claim Adjustment Expenses Incurred Related to Prior Year	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expense	Net Premiums Written (1)
(In thousands)
2009	Consolidated property casualty entity	$-	$287,501	N/A	$19	$28,337	$9,192	$8,497	$9,384	$22	$27,707	$28,157
2008	Consolidated property casualty entity	30	288,410	N/A	200	28,388	12,141	7,094	11,894	190	38,592	28,334
2007	Consolidated property casualty entity	196	288,783	N/A	459	24,335	14,440	6,006	15,895	2,057	43,608	23,232

(1)	The earned and written premiums are reported net of intersegment transactions. There were no earned premiums eliminated for the years ended December 31, 2008, 2007 and 2006, respectively.

(2)	Net Investment Income excludes net realized losses on investments of $0.1 million, $0.1 million and $0.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERCO

By:	/s/ Edward J. Shoen

Edward J. Shoen

Chairman of the Board and President
Dated: June 2, 2009

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

Signature	Title	Date
/s/EDWARD J. SHOEN	Chairman of the Board and President (Principal Executive Officer)	June 2, 2009
Edward J. Shoen

/s/ JASON A. BERG	Chief Accounting Officer (Principal Financial Officer)	June 2, 2009
Jason A. Berg

/s/ CHARLES J. BAYER	Director	June 2, 2009
Charles J. Bayer

/s/ JOHN P. BROGAN	Director	June 2, 2009
John P. Brogan

/s/ JOHN M. DODDS	Director	June 2, 2009
John M. Dodds

/s/ MICHAEL L. GALLAGHER	Director	June 2, 2009
Michael L. Gallagher

/s/ M. FRANK LYONS	Director	June 2, 2009
M. Frank Lyons

/s/ DANIEL R. MULLEN	Director	June 2, 2009
Daniel R. Mullen

/s/ JAMES P. SHOEN	Director	June 2, 2009
James P. Shoen