Form 10-Q
period 2009-06-30
AMERCO /NV/
filed 2009-08-06
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from __________________ to __________________

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.

1-11255	AMERCO	88-0106815
(A Nevada Corporation)
1325 Airmotive Way, Ste. 100
Reno, Nevada 89502-3239
Telephone (775) 688-6300

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of a “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Larger accelerated filer ☐                                                                Accelerated filer ☑                                           Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at August 1, 2009.

PART I FINANCIAL INFORMATION

ITEM 1.     Financial Statements

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2009	2009
	(Unaudited)
	(In thousands)
ASSETS
Cash and cash equivalents	$226,717	$240,587
Reinsurance recoverables and trade receivables, net	225,717	213,853
Notes and mortgage receivables, net	2,728	2,931
Inventories, net	64,188	70,749
Prepaid expenses	61,415	54,201
Investments, fixed maturities and marketable equities	508,587	519,631
Investments, other	217,338	227,022
Deferred policy acquisition costs, net	45,432	44,993
Other assets	135,091	133,644
Related party assets	296,177	303,534
	1,783,390	1,811,145
Property, plant and equipment, at cost:
Land	214,377	212,744
Buildings and improvements	939,264	920,294
Furniture and equipment	336,620	333,314
Rental trailers and other rental equipment	223,685	214,988
Rental trucks	1,678,102	1,666,151
	3,392,048	3,347,491
Less: Accumulated depreciation	(1,335,989)	(1,333,563)
Total property, plant and equipment	2,056,059	2,013,928
Total assets	$3,839,449	$3,825,073
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$305,543	$329,227
AMERCO's notes, loans and leases payable	1,534,320	1,546,490
Policy benefits and losses, claims and loss expenses payable	786,754	779,309
Liabilities from investment contracts	292,662	303,332
Other policyholders' funds and liabilities	9,943	11,961
Deferred income	28,730	24,612
Deferred income taxes	130,349	112,513
Total liabilities	3,088,301	3,107,444

Commitments and contingencies (notes 4, 8, 9 and 10)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,049,800 and 6,100,000 shares issued and outstanding as of June 30 and March 31, 2009	-	-
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of June 30 and March 31, 2009	-	-
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of June 30 and March 31, 2009	-	-
Common stock of $0.25 par value, 150,000,000 shares authorized; 41,985,700
issued as of June 30 and March 31, 2009	10,497	10,497
Additional paid-in capital	419,604	420,588
Accumulated other comprehensive loss	(83,275)	(98,000)
Retained earnings	935,376	915,862
Cost of common shares in treasury, net (22,377,912 shares as of June 30 and March 31, 2009)	(525,653)	(525,653)
Unearned employee stock ownership plan shares	(5,401)	(5,665)
Total stockholders' equity	751,148	717,629
Total liabilities and stockholders' equity	$3,839,449	$3,825,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended June 30,
	2009	2008
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$372,941	$390,029
Self-storage revenues	27,004	27,551
Self-moving and self-storage products and service sales	57,822	62,556
Property management fees	4,450	4,716
Life insurance premiums	27,604	26,917
Property and casualty insurance premiums	6,215	6,124
Net investment and interest income	13,680	14,596
Other revenue	10,943	10,305
Total revenues	520,659	542,794

Costs and expenses:
Operating expenses	258,501	261,713
Commission expenses	44,411	47,965
Cost of sales	30,450	34,985
Benefits and losses	27,694	24,875
Amortization of deferred policy acquisition costs	1,917	2,088
Lease expense	39,273	34,568
Depreciation, net of (gains) losses on disposals	59,217	64,938
Total costs and expenses	461,463	471,132

Earnings from operations	59,196	71,662
Interest expense	(23,221)	(23,844)
Pretax earnings	35,975	47,818
Income tax expense	(13,543)	(17,992)
Net earnings	22,432	29,826
Excess carrying amount of preferred stock over consideration paid	323	-
Less: Preferred stock dividends	(3,241)	(3,241)
Earnings available to common shareholders	$19,514	$26,585
Basic and diluted earnings per common share	$1.01	$1.37
Weighted average common shares outstanding: Basic and diluted	19,369,591	19,343,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Quarter Ended June 30,
	2009	2008
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$22,432	$29,826
Other comprehensive income (loss), net of tax:
Foreign currency translation	4,229	1,182
Unrealized gain (loss) on investments	(3,373)	478
Fair market value of cash flow hedges	13,869	13,395
Total comprehensive income	$37,157	$44,881

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended June 30,
	2009	2008
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Net earnings	$22,432	$29,826
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	57,879	60,253
Amortization of deferred policy acquisition costs	1,917	2,088
Change in allowance for losses on trade receivables	13	(76)
Change in allowance for losses on mortgage notes	(6)	(10)
Change in allowance for inventory reserves	754	624
Net loss on sale of real and personal property	1,338	4,685
Net gain on sale of investments	(625)	(138)
Deferred income taxes	5,328	13,878
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(11,890)	(5,889)
Inventories	5,807	(6,350)
Prepaid expenses	(7,214)	(6,770)
Capitalization of deferred policy acquisition costs	(3,063)	(2,282)
Other assets	(1,162)	252
Related party assets	7,792	8,270
Accounts payable and accrued expenses	6,869	25,188
Policy benefits and losses, claims and loss expenses payable	6,367	(4,110)
Other policyholders' funds and liabilities	(2,021)	(1,404)
Deferred income	4,050	5,013
Related party liabilities	(343)	(1,335)
Net cash provided by operating activities	94,222	121,713

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(123,546)	(96,257)
Short term investments	(51,535)	(146,434)
Fixed maturities investments	(33,647)	(59,796)
Preferred stock	(882)	(1,895)
Real estate	(293)	(26)
Mortgage loans	(288)	(4,920)
Proceeds from sale of:
Property, plant and equipment	38,088	36,304
Short term investments	60,778	86,726
Fixed maturities investments	40,572	130,919
Equity securities	-	27
Real estate	12	15
Mortgage loans	735	2,039
Payments from notes and mortgage receivables	497	-
Net cash used by investing activities	(69,509)	(53,298)

Cash flows from financing activities:
Borrowings from credit facilities	13,478	15,330
Principal repayments on credit facilities	(37,757)	(37,197)
Debt issuance costs	(277)	(360)
Capital lease payments	(329)	(138)
Leveraged Employee Stock Ownership Plan - repayments from loan	264	315
Preferred stock dividends paid	(3,241)	(3,241)
Investment contract deposits	2,829	4,703
Investment contract withdrawals	(13,500)	(15,273)
Net cash used by financing activities	(38,533)	(35,861)

Effects of exchange rate on cash	(50)	616

Increase (decrease) in cash and cash equivalents	(13,870)	33,170
Cash and cash equivalents at the beginning of period	240,587	206,622
Cash and cash equivalents at the end of period	$226,717	$239,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

1.      Basis of Presentation

The first fiscal quarter for AMERCO ends on the 30th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31st of March for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. The Company discloses any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2009 and 2008 correspond to the Company’s fiscal years 2010 and 2009.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars. Certain amounts reported in previous years have been reclassified to conform to the current presentation.

The condensed consolidated balance sheet as of June 30, 2009 and the related condensed consolidated statements of operations and cash flows for the first quarter of fiscal 2010 and 2009 are unaudited.

In our opinion, all adjustments necessary for the fair presentation of such condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The information in this 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the AMERCO 2009 Form 10-K.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS – (CONTINUED)

Description of Operating Segments

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

Property and Casualty Insurance includes RepWest and its wholly-owned subsidiaries and ARCOA risk retention group. Property and Casualty Insurance provides loss adjusting and claims handling for U-Haul through regional offices across North America. Property and Casualty Insurance also underwrites components of the Safemove, Safetow and Safestor protection packages to U-Haul customers. We continue to focus on increasing market penetration of these products. The business plan for Property and Casualty Insurance includes offering property and casualty products in other U-Haul related programs. The ARCOA risk retention group is a captive insurer owned by the Company whose purpose is to provide insurance products related to the moving and storage business.

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

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares net of shares committed to be released were 231,942 and 281,892 as of June 30, 2009 and June 30, 2008, respectively.

6,049,800 shares of preferred stock have been excluded from the weighted average shares outstanding calculation because they are not common stock and they are not convertible into common stock.

Between January 1, 2009 and March 31, 2009, RepWest purchased 50,200 shares of our AMERCO Series A 8 ½% Preferred Stock (NYSE-AO-PA) (“Series A Preferred”) on the open market at an average price of $17.57 per share. Under the Emerging Issues Task Force (“EITF”) Issue D-42, The Effect on the Calculation of Earnings of Earnings Per Share for Redemption or Induced Conversion of Preferred Stock (“EITF Issue D-42”), for earnings per share purposes, the excess of the carrying amount of the Series A Preferred over the fair value of the consideration paid of $0.3 million, net of a prorated portion of original issue costs, was added to net earnings available to common shareholders.

In the future, should RepWest sell these preferred stock units to an unaffiliated entity, a proportionate share of this gain would be reversed at that time for earnings per share purposes.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS – (CONTINUED)

3. Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company deposits bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $15.4 million at March 31, 2009.

Available-for-Sale Investments

Available-for-sale investments at March 31, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$71,628	$3,181	$-	$(28)	$74,781
U.S. government agency mortgage-backed securities	97,874	4,792	(37)	(10)	102,619
Obligations of states and political subdivisions	10,568	121	(76)	(764)	9,849
Corporate securities	325,120	3,410	(14,751)	(9,752)	304,027
Mortgage-backed securities	12,074	142	(1,522)	(292)	10,402
Redeemable preferred stocks	15,391	28	(5,050)	(2,563)	7,806
Common stocks	70	-	-	(63)	7
Less: Preferred stock of AMERCO held by RepWest	(882)	(22)	-	-	(904)
	$531,843	$11,652	$(21,436)	$(13,472)	$508,587

The above table includes gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

The Company sold available-for-sale securities with a fair value of $40.5 million during the first quarter of fiscal 2010. The gross realized gains on these sales totaled $0.8 million. The Company realized gross losses on these sales of $0.1 million.

The unrealized losses of more than twelve months in the available-for-sale table are considered temporary declines. The Company tracks each investment with an unrealized loss and evaluates them on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments had declines determined by management to be other-than-temporary and the Company recognized these write-downs through earnings in the amount of approximately $0.1 million for the first quarters of fiscal 2010 and 2009.

The investment portfolio primarily consists of corporate securities and U.S. government securities. The Company believes it monitors its investments as appropriate. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity, the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. Nothing has come to management’s attention that would lead to the belief that each issuer would not have the ability to meet the remaining contractual obligations of the security, including payment at maturity. The Company has the ability and intent to hold its fixed maturity investments for a period of time sufficient to allow the Company to recover its costs.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS – (CONTINUED)

The adjusted cost and estimated market value of available-for-sale investments at March 31, 2009, by contractual maturity, were as follows:

	March 31, 2009
	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)
Due in one year or less	$46,174	$45,493
Due after one year through five years	145,024	141,220
Due after five years through ten years	84,684	83,844
After ten years	229,308	220,719
	505,190	491,276

Mortgage backed securities	12,074	10,402
Redeemable preferred stocks	15,391	7,806
Equity securities	70	7
Less: Preferred stock of AMERCO held by RepWest	(882)	(904)
	$531,843	$508,587

4. Borrowings

Long-Term Debt

Long-term debt was as follows:

			June 30,	March 31,
	2010 Rate (a)	Maturities	2009	2009
			(Unaudited)
			(In thousands)
Real estate loan (amortizing term)	6.93%	2018	$272,500	$275,000
Real estate loan (revolving credit)	1.83%	2018	170,000	170,000
Real estate loan (amortizing term) (b)	3.32%	2010	32,682	37,280
Senior mortgages	5.47% - 5.75%	2015	493,954	496,156
Working capital loan (revolving credit)	-	2010	-	-
Fleet loans (amortizing term)	4.87% - 7.95%	2012-2016	287,403	299,505
Fleet loans (securitization)	5.40% - 5.56%	2010-2014	248,993	256,690
Other obligations	5.64% - 7.39%	2010-2016	28,788	11,859
Total AMERCO notes, loans and leases payable			$1,534,320	$1,546,490

(a) Interest rate as of June 30, 2009, including the effect of applicable hedging instruments.
(b) Revolving credit loan for March 31, 2009 was modified to an amortizing term loan in June 2009.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS – (CONTINUED)

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. The loan has a final maturity date of August 2018. The loan is comprised of a term loan facility with initial availability of $300.0 million and a revolving credit facility with an availability of $200.0 million. As of June 30, 2009, the outstanding balance on the Real Estate Loan was $272.5 million and $170.0 million had been drawn down on the revolving credit facility. U-Haul International, Inc. is a guarantor of this loan.

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

The interest rate for the amortizing term portion, per the provisions of the amended Loan Agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At June 30, 2009, the applicable LIBOR was 0.33% and the applicable margin was 1.50%, the sum of which was 1.83%. The rate on the term facility portion of the loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin.

The interest rate for the revolving credit facility, per the provision of the amended Loan Agreement, is the applicable LIBOR plus the applicable margin. The margin ranges from 1.50% to 2.00%. At June 30, 2009, the applicable LIBOR was 0.33% and the applicable margin was 1.50%, the sum of which was 1.83%.

The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Amerco Real Estate Company and a subsidiary of U-Haul International, Inc. entered into a revolving credit construction loan effective June 29, 2006. This loan was modified and extended on June 25, 2009 into a term loan with a final maturity of June 2010. As of June 30, 2009, the outstanding balance was $32.7 million.

This Real Estate Loan requires monthly principal and interest payments with the unpaid principal and any accrued and unpaid interest due at maturity. The loan was used to develop new or existing storage properties. The loan is secured by these properties. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 3.00%. At June 30, 2009, the applicable LIBOR was 0.32% and the margin was 3.00%, the sum of which was 3.32%. U-Haul International, Inc. and AMERCO are guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgages loan balances as of June 30, 2009 were in the aggregate amount of $440.6 million and are due July 2015. The Senior Mortgages require average monthly principal and interest payments of $3.0 million with the unpaid loan balance and accrued and unpaid interest due at maturity. These senior mortgages are secured by certain properties owned by the borrowers. The interest rates, per the provisions of these senior mortgages, are 5.68% and 5.52% per annum. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of these senior mortgages. The default provisions of these senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Various subsidiaries of the Company are borrowers under the mortgage backed loans that we also classify as senior mortgages. These loans are secured by certain properties owned by the borrowers. The loan balance of these notes totals $53.4 million as of June 30, 2009. These loans mature in 2015. Rates for these loans range from 5.47% to 5.75%. The loans require monthly principal and interest payments with the balances due upon maturity. The default provisions of the loans include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS – (CONTINUED)

Working Capital Loans

Amerco Real Estate Company is a borrower under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $35.0 million. The loan is secured by certain properties owned by the borrower. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 1.50%. The loan agreement provides for revolving loans, subject to the terms of the loan agreement with final maturity in November 2010. The loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. U-Haul International, Inc. and AMERCO are the guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. At June 30, 2009, the Company had $35.0 million of available credit.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under amortizing term loans. The balance of the loans as of June 30, 2009 were $287.4 million with the final maturities between April 2012 and April 2016.

The Amortizing Loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the Loan Agreements, are the applicable LIBOR plus a margin between 0.90% and 2.63%. At June 30, 2009, the applicable LIBOR was 0.32% to 0.33% and applicable margins were between 1.125% and 2.63%. The interest rates are hedged with interest rate swaps fixing the rates between 4.87% and 7.42% based on current margins other than one loan with a fixed rate of 7.95%.

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

The Box Truck Note has a fixed interest rate of 5.56% with an estimated final maturity of February 2014. At June 30, 2009, the outstanding balance was $162.4 million. The note is secured by the box trucks that were purchased and operating cash flows associated with their operation.

The Cargo Van/Pickup Note has a fixed interest rate of 5.40% with an estimated final maturity of May 2010. At June 30, 2009, the outstanding balance was $86.6 million. The note is secured by the cargo vans and pickup trucks that were purchased and the operating cash flows associated with their operation.

The Box Truck Note and the Cargo Van/Pickup Note have the benefit of financial guaranty insurance policies that guarantee the timely payment of interest on and the ultimate payment of the principal of the notes.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS – (CONTINUED)

Other Obligations

In April 2008, the Company entered into a $10.0 million capital lease for new rental equipment. The term of the lease is seven years and the Company has the option to purchase the equipment at a predetermined amount after the fifth year of the lease. In March 2009, the Company entered into a $2.6 million capital lease for new rental equipment. The term of the lease is seven years. In June 2009, the Company entered into a $12.9 million capital lease for new rental equipment. The term of the lease is seven years. At June 30, 2009, the balances on these leases were $23.2 million.

In April 2009, the Company entered into a $7.0 million premium financing arrangement for one year expiring in March 2010 at a rate of 5.85%. At June 30, 2009, the outstanding balance of this arrangement was $5.6 million.

Annual Maturities of AMERCO Consolidated Notes, Loans and Leases Payable

The annual maturities of AMERCO consolidated long-term debt as of June 30, 2009 for the next five years and thereafter is as follows:

	Year Ending June 30,
	2010	2011	2012	2013	2014	Thereafter
	(Unaudited)
	(In thousands)
Notes, loans and leases payable, secured	$207,840	$80,865	$122,396	$106,826	$157,662	$858,731

5. Interest on Borrowings

Interest Expense

Expenses associated with loans outstanding were as follows:

	Quarter Ended June 30,
	2009	2008
	(Unaudited)
	(In thousands)
Interest expense	$16,059	$19,587
Capitalized interest	(151)	(110)
Amortization of transaction costs	1,185	1,279
Interest expense resulting from derivatives	6,128	3,088
Total interest expense	$23,221	$23,844

Interest paid in cash by AMERCO amounted to $14.9 million and $19.2 million for the first quarter of fiscal 2010 and 2009, respectively.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS – (CONTINUED)

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

Variable rate debt amount		Agreement Date	Effective Date	Expiration Date	Designated cash flow hedge date
(Unaudited)
(In millions)
$100.0	(a), (c )	6/8/2005	6/8/2005	6/8/2010	7/1/2005
142.3	(a), (b)	11/15/2005	5/10/2006	4/10/2012	5/31/2006
50.0	(a)	6/21/2006	7/10/2006	7/10/2013	6/9/2006
144.9	(a), (b)	6/29/2006	10/10/2006	10/10/2012	6/9/2006
300.0	(a)	8/16/2006	8/18/2006	8/10/2018	8/4/2006
30.0	(a)	2/9/2007	2/12/2007	2/10/2014	2/9/2007
20.0	(a)	3/8/2007	3/12/2007	3/10/2014	3/8/2007
20.0	(a)	3/8/2007	3/12/2007	3/10/2014	3/8/2007
19.3	(a), (b)	4/8/2008	8/15/2008	6/15/2015	3/31/2008
19.0	(a)	8/27/2008	8/29/2008	7/10/2015	4/10/2008
30.0	(a)	9/24/2008	9/30/2008	9/10/2015	9/24/2008
15.0	(a), (b)	3/26/2009	3/30/2009	4/15/2016	3/25/2009

(a) interest rate swap agreement
(b) forward swap
(c ) terminated swap on August 18, 2006

As of August 18, 2006, a net gain of approximately $6.0 million related to the two cancelled swaps was included in other comprehensive income (loss). As the variable-rate debt is replaced, it is probable that the original forecasted transaction (future interest payments) will continue to occur. Therefore, the net derivative gain related to the two cancelled swaps shall continue to be reported in other comprehensive income (loss) and be reclassified into earnings when the original forecasted transaction affects earnings consistent with the term of the original designated hedging relationship. For the quarter ended June 30, 2009, the Company reclassified $0.2 million of the net derivative gain to interest income. The Company estimates that $1.0 million of the existing net gains will be reclassified into earnings within the next twelve months.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS – (CONTINUED)

As of June 30, 2009, the total notional amount of the Company’s variable interest rate swaps was $561.5 million.

The derivative fair values located in Accounts payable and accrued expenses in the balance sheets were as follows:

	Liability Derivatives
	Fair Value as of
	June 30, 2009	March 31, 2009
	(Unaudited)
	(In thousands)

Interest rate contracts designated as hedging instruments under Statement 133	$56,095	$79,118

The Effect of Interest Rate Contracts on the Statement of Operations	June 30, 2009
(Unaudited)
(In thousands)

Amount of loss recognized in income on interest rate contracts	$6,128
Amount of gain recognized in AOCI on interest rate contracts (effective portion)	$22,368
Amount of loss reclassified from AOCI into income (effective portion)	$6,783
Amount of gain recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$655

Amounts of gains or (losses) recognized in income on derivatives are located in interest expense in the statement of operations.

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended June 30,
	2009	2008
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	1.90%	4.25%
Interest rate at the end of the quarter	1.83%	4.10%
Maximum amount outstanding during the quarter	$207,280	$132,280
Average amount outstanding during the quarter	$205,232	$128,134
Facility fees	$242	$74

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS – (CONTINUED)

6. Stockholders Equity

On December 3, 2008, the AMERCO Board of Directors (the “Board”) authorized and directed us to amend the Employee Stock Ownership Plan (“ESOP”) to provide that distributions under the ESOP with respect to accounts valued at no more than $1,000 may be in the form of cash at the sole discretion of the advisory committee, subject to a participant’s or beneficiary’s right to elect a distribution of AMERCO common stock. The Board also authorized us, using management’s discretion, to buy back shares of former employee ESOP participants whose respective ESOP account balances are valued at more than $1,000 but who own less than 100 shares, at the then-prevailing market prices. No such shares have been purchased.

From January 1, 2009 through March 31, 2009, RepWest purchased 50,200 shares of Series A Preferred on the open market for $0.9 million. RepWest purchased an additional 15,900 shares on the open market for $0.3 million in the second quarter of fiscal 2010. RepWest may continue to make investments in AMERCO’s Preferred Shares in the future.

7. Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Loss on Investments	Fair Market Value of Cash Flow Hedge	Postretirement Benefit Obligation Gain	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)

Balance at March 31, 2009	$(43,613)	$(7,323)	$(48,411)	$1,347	$(98,000)
Foreign currency translation	4,229	-	-	-	4,229
Unrealized loss on investments	-	(3,373)	-	-	(3,373)
Change in fair value of cash flow hedge	-	-	13,869	-	13,869
Balance at June 30, 2009	$(39,384)	$(10,696)	$(34,542)	$1,347	$(83,275)

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS – (CONTINUED)

8. Contingent Liabilities and Commitments

The Company leases a portion of its rental equipment and certain of its facilities under operating leases with terms that expire at various dates substantially through 2016, with the exception of one land lease expiring in 2034. At June 30, 2009, AMERCO has guaranteed $184.2 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, the Company has the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. AMERCO has been leasing equipment since 1987 and has experienced no material losses relating to these types of residual value guarantees.

Lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
	(Unaudited)
	(In thousands)
Year-ended June 30:
2010	$14,499	$129,135	$143,634
2011	14,253	111,117	125,370
2012	13,961	96,432	110,393
2013	13,469	79,580	93,049
2014	11,672	62,358	74,030
Thereafter	5,922	46,942	52,864
Total	$73,776	$525,564	$599,340

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS – (CONTINUED)

9. Contingencies

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS – (CONTINUED)

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

10. Related Party Transactions

AMERCO has engaged in related party transactions and has continuing related party interests with certain major stockholders, directors and officers of the consolidated group as disclosed below. Management believes that the transactions described below and in the related notes were consummated on terms equivalent to those that would prevail in arm’s-length transactions.

SAC Holding Corporation and its subsidiaries (“SAC Holding Corporation”) and SAC Holding II Corporation and its subsidiaries (“SAC Holding II”), collectively referred to as “SAC Holdings” were established in order to acquire self-storage properties. These properties are being managed by the Company pursuant to management agreements. The sale of self-storage properties by the Company to SAC Holdings has in the past provided significant cash flows to the Company.

Management believes that its sales of self-storage properties to SAC Holdings has provided a unique structure for the Company to earn moving equipment rental revenues and property management fee revenues from the SAC Holdings self-storage properties that the Company manages.

During the first quarter of fiscal 2010, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. The Company does not have an equity ownership interest in SAC Holdings. The Company recorded interest income of $4.7 million and $4.6 million, and received cash interest payments of $2.8 million and $4.9 million, from SAC Holdings during the first quarter of fiscal 2010 and 2009, respectively. The largest aggregate amount of notes receivable outstanding during the first quarter of fiscal 2010 was $197.6 million and the aggregate notes receivable balance at June 30, 2009 was $197.4 million. In accordance with the terms of these notes, SAC Holdings may repay the notes without penalty or premium at any time.

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

During the first quarter of fiscal 2010, AMERCO and U-Haul held various junior notes with Private Mini Storage Realty L.P. (“Private Mini”). The equity interests of Private Mini are ultimately controlled by Blackwater. The Company recorded interest income of $1.3 million for the first quarter of fiscal 2010 and 2009 and received cash interest payments of $1.3 million from Private Mini for the first quarter of fiscal 2010 and 2009. The balance of notes receivable from Private Mini at June 30, 2009 was $68.0 million. The largest aggregate amount of notes receivable outstanding during the first quarter of fiscal 2010 was $68.2 million.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS – (CONTINUED)

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”), and Private Mini pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $9.7 million and $10.9 million from the above mentioned entities during the first quarter of fiscal 2010 and 2009, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $0.6 million during the first quarter of fiscal 2010 and 2009. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At June 30, 2009, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based upon equipment rental revenues. The Company paid the above mentioned entities $9.2 million and $9.5 million in commissions pursuant to such dealership contracts during the first quarter of fiscal 2010 and 2009, respectively.

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $10.0 million, expenses of $0.6 million and cash flows of $11.3 million during the first quarter of fiscal 2010. Revenues and commission expenses related to the Dealer Agreements were $43.8 million and $9.2 million, respectively.

From January 1, 2009 through March 31, 2009, RepWest purchased 50,200 shares of Series A Preferred on the open market for $0.9 million. RepWest purchased an additional 15,900 shares on the open market for $0.3 million in the second quarter of fiscal 2010. RepWest may continue to make investments in AMERCO’s Preferred Shares in the future.

Related Party Assets

	June 30,	March 31,
	2009	2009
	(Unaudited)
	(In thousands)
U-Haul notes, receivables and interest from Private Mini	$70,230	$70,584
U-Haul notes receivable from SAC Holdings Corporation	197,405	197,552
U-Haul interest receivable from SAC Holdings Corporation	10,724	8,815
U-Haul receivable from SAC Holdings Corporation	13,427	20,517
U-Haul receivable from Mercury	4,411	6,264
Other	(20)	(198)
	$296,177	$303,534

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS – (CONTINUED)

11. Consolidating Financial Information by Industry Segment

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

AMERCO’s three reportable segments are:

(a)	Moving and Storage, comprised of AMERCO, U-Haul, and Real Estate and the subsidiaries of U-Haul and Real Estate,

(b)	Property and Casualty Insurance, comprised of RepWest and its subsidiaries and ARCOA, and

(c)	Life Insurance, comprised of Oxford and its subsidiaries.

The information includes elimination entries necessary to consolidate AMERCO, the parent, with its subsidiaries.

Investments in subsidiaries are accounted for by the parent using the equity method of accounting.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS – (CONTINUED)

11.              Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of June 30, 2009 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$38	$203,260	$-	$-		$203,298	$19,610	$3,809	$-		$226,717
Reinsurance recoverables and trade receivables, net	-	27,528	25	-		27,553	186,308	11,856	-		225,717
Notes and mortgage receivables, net	-	2,086	642	-		2,728	-	-	-		2,728
Inventories, net	-	64,188	-	-		64,188	-	-	-		64,188
Prepaid expenses	210	61,038	167	-		61,415	-	-	-		61,415
Investments, fixed maturities and marketable equities	-	-	-	-		-	86,395	423,096	(904)	(d)	508,587
Investments, other	-	874	13,990	-		14,864	111,715	90,759	-		217,338
Deferred policy acquisition costs, net	-	-	-	-		-	-	45,432	-		45,432
Other assets	9	105,325	28,600	-		133,934	764	393	-		135,091
Related party assets	1,236,569	240,620	43,377	(1,222,290)	(c)	298,276	2,795	-	(4,894)	(c)	296,177
	1,236,826	704,919	86,801	(1,222,290)		806,256	407,587	575,345	(5,798)		1,783,390

Investment in subsidiaries	(297,699)	-	-	601,574	(b)	303,875	-	-	(303,875)	(b)	-

Property, plant and equipment, at cost:
Land	-	41,319	173,058	-		214,377	-	-	-		214,377
Buildings and improvements	-	143,433	795,831	-		939,264	-	-	-		939,264
Furniture and equipment	263	318,214	18,143	-		336,620	-	-	-		336,620
Rental trailers and other rental equipment	-	223,685	-	-		223,685	-	-	-		223,685
Rental trucks	-	1,678,102	-	-		1,678,102	-	-	-		1,678,102
	263	2,404,753	987,032	-		3,392,048	-	-	-		3,392,048
Less: Accumulated depreciation	(223)	(1,012,956)	(322,810)	-		(1,335,989)	-	-	-		(1,335,989)
Total property, plant and equipment	40	1,391,797	664,222	-		2,056,059	-	-	-		2,056,059
Total assets	$939,167	$2,096,716	$751,023	$(620,716)		$3,166,190	$407,587	$575,345	$(309,673)		$3,839,449

(a) Balances as of March 31, 2009
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables
(d) Eliminate intercompany preferred stock investment

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS – (CONTINUED)

Consolidating balance sheets by industry segment as of June 30, 2009 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$1,471	$296,221	$4,553	$-		$302,245	$-	$3,298	$-		$305,543
AMERCO's notes, loans and leases payable	-	616,833	917,487	-		1,534,320	-	-	-		1,534,320
Policy benefits and losses, claims and loss expenses payable	-	365,608	-	-		365,608	286,568	134,578	-		786,754
Liabilities from investment contracts	-	-	-	-		-	-	292,662	-		292,662
Other policyholders' funds and liabilities	-	-	-	-		-	7,901	2,042	-		9,943
Deferred income	-	28,730	-	-		28,730	-	-	-		28,730
Deferred income taxes	180,251	-	-	-		180,251	(36,846)	(13,048)	(8)	(d)	130,349
Related party liabilities	-	1,225,282	-	(1,222,290)	(c)	2,992	1,833	69	(4,894)	(c)	-
Total liabilities	181,722	2,532,674	922,040	(1,222,290)		2,414,146	259,456	419,601	(4,902)		3,088,301

Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-		-	-	-	-		-
Series B preferred stock	-	-	-	-		-	-	-	-		-
Series A common stock	-	-	-	-		-	-	-	-		-
Common stock	10,497	540	1	(541)	(b)	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	420,809	121,230	147,481	(268,711)	(b)	420,809	89,620	26,271	(117,096)	(b,d)	419,604
Accumulated other comprehensive income (loss)	(83,261)	(72,579)	-	72,579	(b)	(83,261)	(4,312)	(6,370)	10,668	(b,d)	(83,275)
Retained earnings (deficit)	935,053	(479,748)	(318,499)	798,247	(b)	935,053	59,522	133,343	(192,542)	(b)	935,376
Cost of common shares in treasury, net	(525,653)	-	-	-		(525,653)	-	-	-		(525,653)
Unearned employee stock ownership plan shares	-	(5,401)	-	-		(5,401)	-	-	-		(5,401)
Total stockholders' equity (deficit)	757,445	(435,958)	(171,017)	601,574		752,044	148,131	155,744	(304,771)		751,148
Total liabilities and stockholders' equity	$939,167	$2,096,716	$751,023	$(620,716)		$3,166,190	$407,587	$575,345	$(309,673)		$3,839,449

(a) Balances as of March 31, 2009
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables
(d) Eliminate intercompany preferred stock investment

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS – (CONTINUED)

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

NOTES TO CONDENSED CONSOLIDATED STATEMENTS – (CONTINUED)

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

(a) Balances as of December 31, 2008
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS – (CONTINUED)

Consolidating statement of operations by industry segment for the quarter ending June 30, 2009 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$373,255	$-	$-		$373,255	$-	$-	$(314)	(c)	$372,941
Self-storage revenues	-	26,658	346	-		27,004	-	-	-		27,004
Self-moving & self-storage products & service sales	-	57,822	-	-		57,822	-	-	-		57,822
Property management fees	-	4,450	-	-		4,450	-	-	-		4,450
Property and casualty insurance premiums	-	-	-	-		-	6,215	-	-		6,215
Net investment and interest income	1,072	5,537	-	-		6,609	1,836	5,532	(297)	(b,d)	13,680
Other revenue	-	11,923	18,302	(19,692)	(b)	10,533	-	736	(326)	(b)	10,943
Total revenues	1,072	479,645	18,648	(19,692)		479,673	8,051	33,872	(937)		520,659

Costs and expenses:
Operating expenses	2,686	265,591	2,241	(19,692)	(b)	250,826	3,262	5,045	(632)	(b,c,d)	258,501
Commission expenses	-	44,411	-	-		44,411	-	-	-		44,411
Cost of sales	-	30,450	-	-		30,450	-	-	-		30,450
Benefits and losses	-	-	-	-		-	3,362	24,332	-		27,694
Amortization of deferred policy acquisition costs	-	-	-	-		-	-	1,917	-		1,917
Lease expense	14	39,562	2	-		39,578	-	-	(305)	(b)	39,273
Depreciation, net of (gains) losses on disposals	4	56,038	3,175	-		59,217	-	-	-		59,217
Total costs and expenses	2,704	436,052	5,418	(19,692)		424,482	6,624	31,294	(937)		461,463
Equity in earnings of subsidiaries	8,777	-	-	(6,191)	(e)	2,586	-	-	(2,586)	(e)	-
Earnings from operations	7,145	43,593	13,230	(6,191)		57,777	1,427	2,578	(2,586)		59,196
Interest income (expense)	23,411	(38,206)	(8,426)	-		(23,221)	-	-	-		(23,221)
Pretax earnings	30,556	5,387	4,804	(6,191)		34,556	1,427	2,578	(2,586)		35,975
Income tax expense	(8,124)	(1,912)	(2,088)	-		(12,124)	(500)	(919)	-		(13,543)
Net earnings	22,432	3,475	2,716	(6,191)		22,432	927	1,659	(2,586)		22,432
Excess carrying amount of preferred stock over consideration paid	-	-	-	-		-	-	-	323		323
Less: Preferred stock dividends	(3,241)	-	-	-		(3,241)	-	-	-		(3,241)
Earnings available to common shareholders	$19,191	$3,475	$2,716	$(6,191)		$19,191	$927	$1,659	$(2,263)		$19,514

(a) Balances for the quarter ended March 31, 2009
(b) Eliminate intercompany lease income
(c) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS – (CONTINUED)

Consolidating statements of operations by industry for the quarter ended June 30, 2008 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$390,029	$-	$-		$390,029	$-	$-	$-		$390,029
Self-storage revenues	-	27,144	407	-		27,551	-	-	-		27,551
Self-moving & self-storage products & service sales	-	62,556	-	-		62,556	-	-	-		62,556
Property management fees	-	4,716	-	-		4,716	-	-	-		4,716
Life insurance premiums	-	-	-	-		-	-	26,917	-		26,917
Property and casualty insurance premiums	-	-	-	-		-	6,124	-	-		6,124
Net investment and interest income	1,143	5,874	-	-		7,017	2,766	5,189	(376)	(b,c)	14,596
Other revenue	-	10,850	17,836	(19,014)	(b)	9,672	-	957	(324)	(b)	10,305
Total revenues	1,143	501,169	18,243	(19,014)		501,541	8,890	33,063	(700)		542,794

Costs and expenses:
Operating expenses	2,612	267,668	2,200	(19,014)	(b)	253,466	2,851	5,772	(376)	(b,c)	261,713
Commission expenses	-	47,965	-	-		47,965	-	-	-		47,965
Cost of sales	-	34,985	-	-		34,985	-	-	-		34,985
Benefits and losses	-	-	-	-		-	3,831	21,044	-		24,875
Amortization of deferred policy acquisition costs	-	-	-	-		-	3	2,085	-		2,088
Lease expense	23	34,845	1	-		34,869	-	-	(301)	(b)	34,568
Depreciation, net of (gains) losses on disposals	5	61,911	3,022	-		64,938	-	-	-		64,938
Total costs and expenses	2,640	447,374	5,223	(19,014)		436,223	6,685	28,901	(677)		471,132
Equity in earnings of subsidiaries	16,884	-	-	(12,516)	(d)	4,368	-	-	(4,368)	(d)	-
Earnings from operations	15,387	53,795	13,020	(12,516)		69,686	2,205	4,162	(4,391)		71,662
Interest income (expense)	22,370	(35,354)	(10,883)	-		(23,867)	-	-	23	(c)	(23,844)
Pretax earnings	37,757	18,441	2,137	(12,516)		45,819	2,205	4,162	(4,368)		47,818
Income tax expense	(7,931)	(6,881)	(1,181)	-		(15,993)	(773)	(1,226)	-		(17,992)
Net earnings	29,826	11,560	956	(12,516)		29,826	1,432	2,936	(4,368)		29,826
Less: Preferred stock dividends	(3,241)	-	-	-		(3,241)	-	-	-		(3,241)
Earnings available to common shareholders	$26,585	$11,560	$956	$(12,516)		$26,585	$1,432	$2,936	$(4,368)		$26,585

(a) Balances for the quarter ended March 31, 2008
(b) Eliminate intercompany lease income
(c) Eliminate intercompany interest on debt
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS – (CONTINUED)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2009 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$22,432	$3,475	$2,716	$(6,191)	$22,432	$927	$1,659	$(2,586)	$22,432
Earnings from consolidated entities	(8,777)	-	-	6,191	(2,586)	-	-	2,586	-
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	4	54,699	3,176	-	57,879	-	-	-	57,879
Amortization of deferred policy acquisition costs	-	-	-	-	-	-	1,917	-	1,917
Change in allowance for losses on trade receivables	-	14	-	-	14	-	(1)	-	13
Change in allowance for losses on mortgage notes	-	(6)	-	-	(6)	-	-	-	(6)
Change in allowance for inventory reserve	-	754	-	-	754	-	-	-	754
Net (gain) loss on sale of real and personal property	-	1,339	(1)	-	1,338	-	-	-	1,338
Net (gain) loss on sale of investments	-	-	-	-	-	54	(679)	-	(625)
Deferred income taxes	10,712	-	-	-	10,712	301	(5,685)	-	5,328
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(9,278)	(6)	-	(9,284)	(1,396)	(1,210)	-	(11,890)
Inventories	-	5,807	-	-	5,807	-	-	-	5,807
Prepaid expenses	919	(8,037)	(96)	-	(7,214)	-	-	-	(7,214)
Capitalization of deferred policy acquisition costs	-	-	-	-	-	-	(3,063)	-	(3,063)
Other assets	-	(1,598)	384	-	(1,214)	73	(21)	-	(1,162)
Related party assets	174	7,281	(8)	-	7,447	345	-	-	7,792
Accounts payable and accrued expenses	(535)	8,389	(755)	-	7,099	-	(230)	-	6,869
Policy benefits and losses, claims and loss expenses payable	-	6,249	-	-	6,249	(1,881)	1,999	-	6,367
Other policyholders' funds and liabilities	-	-	-	-	-	(1,875)	(146)	-	(2,021)
Deferred income	-	4,050	-	-	4,050	-	-	-	4,050
Related party liabilities	-	197	-	-	197	(487)	(53)	-	(343)
Net cash provided (used) by operating activities	24,929	73,335	5,410	-	103,674	(3,939)	(5,513)	-	94,222

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	-	(120,567)	(2,979)	-	(123,546)	-	-	-	(123,546)
Short term investments	-	-	-	-	-	(10,398)	(41,137)	-	(51,535)
Fixed maturities investments	-	-	-	-	-	(4,392)	(29,255)	-	(33,647)
Preferred stock	-	-	-	-	-	(882)	-	-	(882)
Real estate	-	-	(293)	-	(293)	-	-	-	(293)
Mortgage loans	-	(288)	-	-	(288)	-	-	-	(288)
Proceeds from sales of:
Property, plant and equipment	-	36,988	1,100	-	38,088	-	-	-	38,088
Short term investments	-	-	-	-	-	12,402	48,376	-	60,778
Fixed maturities investments	-	-	-	-	-	7,603	32,969	-	40,572
Real estate	-	-	-	-	-	12	-	-	12
Mortgage loans	-	-	-	-	-	7	728	-	735
Payments from notes and mortgage receivables	-	100	397	-	497	-	-	-	497
Net cash provided (used) by investing activities	-	(83,767)	(1,775)	-	(85,542)	4,352	11,681	-	(69,509)
	(page 1 of 2)
(a) Balance for the period ended March 31, 2009

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS – (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the quarter ended June 30, 2009, are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	-	12,269	1,209	-	13,478	-	-	-	13,478
Principal repayments on credit facilities	-	(30,133)	(7,624)	-	(37,757)	-	-	-	(37,757)
Debt issuance costs	-	(100)	(177)	-	(277)	-	-	-	(277)
Capital lease payments	-	(329)	-	-	(329)	-	-	-	(329)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	264	-	-	264	-	-	-	264
Proceeds from (repayment of) intercompany loans	(21,688)	18,731	2,957	-	-	-	-	-	-
Preferred stock dividends paid	(3,241)	-	-	-	(3,241)	-	-	-	(3,241)
Investment contract deposits	-	-	-	-	-	-	2,829	-	2,829
Investment contract withdrawals	-	-	-	-	-	-	(13,500)	-	(13,500)
Net cash provided (used) by financing activities	(24,929)	702	(3,635)	-	(27,862)	-	(10,671)	-	(38,533)

Effects of exchange rate on cash	-	(50)	-	-	(50)	-	-	-	(50)

Increase (decrease) in cash and cash equivalents	-	(9,780)	-	-	(9,780)	413	(4,503)	-	(13,870)
Cash and cash equivalents at beginning of period	38	213,040	-	-	213,078	19,197	8,312	-	240,587
Cash and cash equivalents at end of period	$38	$203,260	$-	$-	$203,298	$19,610	$3,809	$-	$226,717
	(page 2 of 2)
(a) Balance for the period ended March 31, 2009

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS – (CONTINUED)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2008 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$29,826	$11,560	$956	$(12,516)	$29,826	$1,432	$2,936	$(4,368)	$29,826
Earnings from consolidated entities	(16,884)	-	-	12,516	(4,368)	-	-	4,368	-
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	5	57,226	3,022	-	60,253	-	-	-	60,253
Amortization of deferred policy acquisition costs	-	-	-	-	-	3	2,085	-	2,088
Change in allowance for losses on trade receivables	-	(103)	-	-	(103)	-	27	-	(76)
Change in allowance for losses on mortgage notes	-	(10)	-	-	(10)	-	-	-	(10)
Change in allowance for inventory reserve	-	624	-	-	624	-	-	-	624
Net loss on sale of real and personal property	-	4,685	-	-	4,685	-	-	-	4,685
Net gain on sale of investments	-	-	-	-	-	(71)	(67)	-	(138)
Deferred income taxes	12,850	-	-	-	12,850	75	953	-	13,878
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(8,411)	1	-	(8,410)	2,487	34	-	(5,889)
Inventories	-	(6,350)	-	-	(6,350)	-	-	-	(6,350)
Prepaid expenses	2,600	(9,559)	189	-	(6,770)	-	-	-	(6,770)
Capitalization of deferred policy acquisition costs	-	-	-	-	-	6	(2,288)	-	(2,282)
Other assets	-	(821)	439	-	(382)	496	138	-	252
Related party assets	90	5,323	(22)	-	5,391	2,879	-	-	8,270
Accounts payable and accrued expenses	1,299	23,739	466	-	25,504	-	(316)	-	25,188
Policy benefits and losses, claims and loss expenses payable	-	2,248	-	-	2,248	(4,544)	(1,814)	-	(4,110)
Other policyholders' funds and liabilities	-	-	-	-	-	(264)	(1,140)	-	(1,404)
Deferred income	-	5,013	-	-	5,013	-	-	-	5,013
Related party liabilities	-	(1,247)	-	-	(1,247)	(110)	22	-	(1,335)
Net cash provided (used) by operating activities	29,786	83,917	5,051	-	118,754	2,389	570	-	121,713

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	-	(93,751)	(2,506)	-	(96,257)	-	-	-	(96,257)
Short term investments	-	-	-	-	-	(52,392)	(94,042)	-	(146,434)
Fixed maturities investments	-	-	-	-	-	(2,018)	(57,778)	-	(59,796)
Preferred stock	-	-	-	-	-	-	(1,895)	-	(1,895)
Real estate	-	(8)	(18)	-	(26)	-	-	-	(26)
Mortgage loans	-	(10)	(191)	-	(201)	-	(4,719)	-	(4,920)
Proceeds from sales of:
Property, plant and equipment	-	36,104	200	-	36,304	-	-	-	36,304
Short term investments	-	-	-	-	-	16,716	70,010	-	86,726
Fixed maturities investments	-	-	-	-	-	34,363	96,556	-	130,919
Equity securities	-	-	-	-	-	-	27	-	27
Real estate	-	-	-	-	-	15	-	-	15
Mortgage loans	-	-	-	-	-	6	2,033	-	2,039
Payments from notes and mortgage receivables	-	-	-	-	-	-	-	-	-
Net cash provided (used) by investing activities	-	(57,665)	(2,515)	-	(60,180)	(3,310)	10,192	-	(53,298)
	(page 1 of 2)
(a) Balance for the period ended March 31, 2008

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS – (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the quarter ended June 30, 2008, are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	-	9,851	5,479	-	15,330	-	-	-	15,330
Principal repayments on credit facilities	-	(27,418)	(9,779)	-	(37,197)	-	-	-	(37,197)
Debt issuance costs	-	(360)	-	-	(360)	-	-	-	(360)
Capital lease payments	-	(138)	-	-	(138)	-	-	-	(138)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	315	-	-	315	-	-	-	315
Proceeds from (repayment of) intercompany loans	(26,545)	24,781	1,764	-	-	-	-	-	-
Preferred stock dividends paid	(3,241)	-	-	-	(3,241)	-	-	-	(3,241)
Investment contract deposits	-	-	-	-	-	-	4,703	-	4,703
Investment contract withdrawals	-	-	-	-	-	-	(15,273)	-	(15,273)
Net cash provided (used) by financing activities	(29,786)	7,031	(2,536)	-	(25,291)	-	(10,570)	-	(35,861)

Effects of exchange rate on cash	-	616	-	-	616	-	-	-	616

Increase (decrease) in cash and cash equivalents	-	33,899	-	-	33,899	(921)	192	-	33,170
Cash and cash equivalents at beginning of period	30	191,220	-	-	191,250	6,848	8,524	-	206,622
Cash and cash equivalents at end of period	$30	$225,119	$-	$-	$225,149	$5,927	$8,716	$-	$239,792
	(page 2 of 2)
(a) Balance for the period ended March 31, 2008

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS – (CONTINUED)

12. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended June 30, 2009
Total revenues	$490,887	$29,772	$520,659
Depreciation and amortization, net of (gains) losses on disposals	59,387	1,747	61,134
Interest expense	23,081	140	23,221
Pretax earnings	33,071	2,904	35,975
Income tax expense	12,555	988	13,543
Identifiable assets	3,730,675	108,774	3,839,449

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended June 30, 2008
Total revenues	$508,748	$34,046	$542,794
Depreciation and amortization, net of (gains) losses on disposals	64,537	2,489	67,026
Interest expense	23,673	171	23,844
Pretax earnings	45,585	2,233	47,818
Income tax expense	17,232	760	17,992
Identifiable assets	3,772,127	107,264	3,879,391

13. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended June 30,
	2009	2008
	(Unaudited)
	(In thousands)
Service cost for benefits earned during the period	$105	$103
Interest cost on accumulated postretirement benefit	151	134
Other components	(26)	(23)
Net periodic postretirement benefit cost	$230	$214

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS – (CONTINUED)

14. Fair Value Measurements

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

Effective April 1, 2008, assets and liabilities recorded at fair value on the condensed consolidated balance sheets were measured and classified based upon a three tiered approach to valuation. Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements (“SFAS 157”) requires that financial assets and liabilities recorded at fair value be classified and disclosed in one of the following three categories:

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS – (CONTINUED)

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table represents the financial assets and liabilities on the condensed consolidated balance sheet that are subject to SFAS 157 and the valuation approach applied to each of these items.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited)
	(In thousands)
Assets
Short-term investments	$291,408	$291,408	$-	$-
Fixed maturities - available for sale	501,679	484,068	14,677	2,934
Preferred stock	7,805	7,805	-	-
Common stock	7	7	-	-
Less: Preferred stock of AMERCO held by RepWest	(904)	(904)	-	-
Total	$799,995	$782,384	$14,677	$2,934

Liabilities
Guaranteed residual values of TRAC leases	$-	$-	$-	$-
Derivatives	56,095	-	56,095	-
Total	$56,095	$-	$56,095	$-

The following table represents the fair value measurements at June 30, 2009 using significant unobservable inputs (Level 3).

	Fixed Maturities - Auction Rate Securities	Fixed Maturities - Asset Backed Securities	Common Stock	Total
	(Unaudited)
	(In thousands)
Balance at March 31, 2009	$2,413	$-	$5	$2,418
Transfers into Level 3 (a)	-	363	-	363
Fixed Maturities - Auction Rate Securities gain (unrealized)	158	-	-	158
Sale of securities	-	-	(5)	(5)
Balance at June 30, 2009	$2,571	$363	$-	$2,934

(a) Reflects the transfer of asset backed securities for which no meaningful market rate bids are currently available. The valuation of these assets was based on a pricing matrix system as determined by the custodian of these securities.

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our results of operations for the first quarter of fiscal 2010, compared with the first quarter of fiscal 2009 which are followed by an analysis of changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources and Disclosures about Contractual Obligations and Commercial Commitments. We conclude this MD&A by discussing our outlook for the remainder of fiscal 2010.

This MD&A should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including the Notes to Condensed Consolidated Financial Statements. Various sections of this MD&A contain a number of forward-looking statements, as discussed under the caption Cautionary Statements Regarding Forward-Looking Statements all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing or in our most recent Annual Report of Form 10-K. Our actual results may differ materially from these forward-looking statements.

The first fiscal quarter for AMERCO ends on the 30th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31st of March for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. The Company discloses any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2009 and 2008 correspond to fiscal 2010 and 2009 for AMERCO.

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

AMERCO’s three reportable segments are:

Moving and Storage, comprised of AMERCO, U-Haul, and Real Estate and the subsidiaries of U-Haul and Real Estate,

Property and Casualty Insurance, comprised of RepWest and its subsidiaries and ARCOA, and

Life Insurance, comprised of Oxford and its subsidiaries.

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

eMove is an online marketplace that connects consumers to over 4,000 independent Moving Help™ service providers and over 4,500 independent Self-Storage Affiliates. Our network of customer-rated affiliates provides pack and load help, cleaning help, self-storage and similar services, all over North America. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

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

In the following paragraphs we have set forth, with a detailed description, the accounting policies that we deem most critical to us and that require management’s most difficult and subjective judgments. These estimates are based on historical experience, observance of trends in particular areas, information and valuations available from outside sources and on various other assumptions that are believed to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions and conditions; such differences may be material.

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

Principles of Consolidation

The Company applies Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) (“FIN 46(R)”), Consolidation of Variable Interest Entities and Accounting Research Bulletin (“ARB”) 51, Consolidated Financial Statements (“ARB 51”), in its principles of consolidation. FIN 46(R) addresses arrangements where a company does not hold a majority of the voting or similar interests of a variable interest entity (“VIE”). A company is required to consolidate a VIE if it has determined it is the primary beneficiary. ARB 51 addresses the policy when a company owns a majority of the voting or similar rights and exercises effective control.

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

In fiscal 2003 and fiscal 2002, SAC Holdings were considered special purpose entities and were consolidated based on the provisions of EITF Issue 90-15 Impact of Nonsubstantive Lessors, Residual Value Guarantees and Other Provisions in Leasing Transactions, (“EITF 90-15”). In fiscal 2004, the Company evaluated its interests in SAC Holdings utilizing the guidance promulgated in FIN 46(R). The Company concluded that SAC Holdings were VIE’s and that the Company was the primary beneficiary. Accordingly, the Company continued to include SAC Holdings in its consolidated financial statements.

Triggering events in February and March of 2004 and November 2007 required AMERCO to reassess its involvement in specific SAC Holdings entities. During these reassessments it was concluded that AMERCO was no longer the primary beneficiary resulting in the deconsolidation of SAC Holding Corporation in fiscal 2004 and SAC Holding II in fiscal 2008.

It is possible that SAC Holdings could take actions that would require us to re-determine whether SAC Holdings has become a VIE or whether we have become the primary beneficiary of SAC Holdings. Should this occur, we could be required to consolidate some or all of SAC Holdings with our financial statements.

The condensed consolidated balance sheets as of June 30, 2009 and March 31, 2009 include the accounts of AMERCO and its wholly-owned subsidiaries. The June 30, 2009 and 2008 condensed consolidated statements of operations and cash flows include the accounts of AMERCO and its wholly-owned subsidiaries.

Recoverability of Property, Plant and Equipment

Property, plant and equipment are stated at cost. Interest expense incurred during the initial construction of buildings and rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes using the straight-line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. The Company follows the deferral method of accounting based in the American Institute of Certified Public Accountants’ (“AICPA’s”) Airline Guide for major overhauls in which engine overhauls are capitalized and amortized over five years and transmission overhauls are capitalized and amortized over three years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation expense when realized. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., minimize gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed.

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

In fiscal 2006, management performed an analysis of the expected economic value of new rental trucks and determined that additions to the fleet resulting from purchase should be depreciated on an accelerated method based upon a declining formula. The salvage value and useful life assumptions of the rental truck fleet remain unchanged. Under the declining balances method (2.4 times declining balance), the book value of a rental truck is reduced approximately 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively and then reduced on a straight line basis an additional 10% by the end of year fifteen. Whereas, a standard straight line approach would reduce the book value by approximately 5.3% per year over the life of the truck. For the affected equipment, the accelerated depreciation was $12.8 million and $14.1 million greater than what it would have been if calculated under a straight line approach for the first quarter of fiscal 2010 and 2009, respectively.

We typically sell our used vehicles at our sales centers throughout North America, on our web site at uhaul.com/trucksales or by phone at 1-866-404-0355. Additionally, we sell a large portion of our pick-up and cargo van fleet at automobile dealer auctions. Although we intend to sell our used vehicles for prices approximating book value, the extent to which we realize a gain or loss on the sale of used vehicles is dependent upon various factors including the general state of the used vehicle market, the age and condition of the vehicle at the time of its disposal and the depreciation rates with respect to the vehicle.

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

Insurance reserves for Property and Casualty Insurance and U-Haul take into account losses incurred based upon actuarial estimates. These estimates are based on past claims experience and current claim trends as well as social and economic conditions such as changes in legal theories and inflation. Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of the liability for future policy benefits and claims, the amounts to be ultimately paid to settle liabilities cannot be precisely determined and may vary significantly from the estimated liability.

Due to the long tailed nature of the assumed reinsurance and the excess workers compensation lines of insurance that were written by RepWest, it may take a number of years for claims to be fully reported and finally settled.

Impairment of Investments

For investments accounted for under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities in determining if and when a decline in market value below amortized cost is other-than-temporary, management makes certain assumptions or judgments in its assessment including but not limited to: ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. The Company’s insurance subsidiaries recognized $0.1 million in other-than-temporary impairments for the first quarters of fiscal 2010 and 2009. These impairments were credit related and recorded against earnings.

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

Subsequent Events

In May 2009, the FASB issued SFAS 165, Subsequent Events (“SFAS 165”). This statement provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. SFAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements. The company has evaluated subsequent events through August 3, 2009, the date of issuance of our consolidated financial statements.

Adoption of New Accounting Pronouncements

Fair Value of Financial Instruments

In April 2009, the FASB issued (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides guidelines for a broad interpretation of when to apply market-based fair value measurements. The FSP reaffirms management's need to use judgment to determine when a market that was once active has become inactive and in determining fair values in markets that are no longer active. The early adoption of this statement did not have a material impact on our financial statements.

In April 2009, the FASB issued (FSP) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which segregates credit and noncredit components of impaired debt securities that are not expected to be sold. Impairments will continue to be measured at fair value with credit losses recognized in earnings and non-credit losses recognized in other comprehensive income. The FSP also requires some additional disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The adoption of this statement did not have a material impact on our financial statements.

In April 2009, the FASB issued (FSP) FAS 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments, which increases the frequency of fair value disclosures to a quarterly instead of annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. The adoption of this statement did not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. The adoption of this statement did not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement changes the way the consolidated income statement is presented by requiring net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the income statement. The adoption of this statement did not have a material impact on our financial statements.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS 165, Subsequent Events (“SFAS 165”). This statement provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. SFAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 (“SFAS 166”). This statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement is to address (1) practices that have developed since the issuance of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of SFAS 140, and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS 166 is effective for fiscal years beginning after November 15, 2009. Early adoption of SFAS 166 is not permitted. This statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. The Company does not believe that the adoption of this statement will have a material impact on our financial statements.

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R) (“SFAS167”). This statement is to improve financial reporting by enterprises involved with variable interest entities. This statement is to address (1) the effects on certain provisions of FIN 46(R) as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under FIN 46(R) do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. Early adoption of SFAS 167 is not permitted.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, (“SFAS 168”), which establishes the FASB Accounting Standards Codification™ (the “Codification”), which supersedes all existing accounting standard documents and will become the single source of authoritative non-governmental U.S. GAAP. All other accounting literature not included in the Codification will be considered non-authoritative. The Codification was implemented on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009. We expect to conform our financial statements and related Notes to the new Codification for the quarter ended September 30, 2009.

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended June 30, 2009 compared with the Quarter Ended June 30, 2008

Listed below on a consolidated basis are revenues for our major product lines for the first quarter of fiscal 2010 and the first quarter of fiscal 2009:

	Quarter Ended June 30,
	2009	2008
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$372,941	$390,029
Self-storage revenues	27,004	27,551
Self-moving and self-storage products and service sales	57,822	62,556
Property management fees	4,450	4,716
Life insurance premiums	27,604	26,917
Property and casualty insurance premiums	6,215	6,124
Net investment and interest income	13,680	14,596
Other revenue	10,943	10,305
Consolidated revenue	$520,659	$542,794

Self-moving equipment rental revenues decreased $17.1 million during the first quarter of fiscal 2010, compared with the first quarter of fiscal 2009. Results were driven primarily by a decline in one-way moving revenues. One-way moving transactions and the average revenue per transaction decreased compared with the first quarter of fiscal 2009. Total truck rental transactions declined for the quarter due to the decrease in one-way moves partially offset by an increase in In-Town activity.  Foreign currency exchange rates between the United States and Canada negatively affected our translated U.S. dollar reported revenues in the first quarter of fiscal 2010 compared with the same period last year.

Self-storage revenues decreased $0.5 million during the first quarter of fiscal 2010, compared with the first quarter of fiscal 2009 due to a decline in the number of occupied rooms.

Sales of self-moving and self-storage products and services decreased $4.7 million during the first quarter of fiscal 2010, compared with the first quarter of fiscal 2009. A significant portion of the decrease was related to propane. Measured on a volume basis, propane sales increased during the quarter; however, the significant decline in the cost of propane more than offset this volume increase.

Life insurance premiums increased $0.7 million during the first quarter of fiscal 2010, compared with the first quarter of fiscal 2009 primarily as a result of increased sales of its final expense life insurance product.

Net investment and interest income decreased $0.9 million during the first quarter of fiscal 2010, compared with the first quarter of fiscal 2009 as a result of reduced investment yields on short-term invested asset balances.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $520.7 million for the first quarter of fiscal 2010, compared with $542.8 million for the first quarter of fiscal 2009.

Listed below are revenues and earnings from operations at each of our three operating segments for the first quarter of fiscal 2010 and the first quarter of fiscal 2009. The insurance companies first quarters ended March 31, 2009 and 2008:

	Quarter Ended June 30,
	2009	2008
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$479,673	$501,541
Earnings from operations	57,777	69,686
Property and casualty insurance
Revenues	8,051	8,890
Earnings from operations	1,427	2,205
Life insurance
Revenues	33,872	33,063
Earnings from operations	2,578	4,162
Eliminations
Revenues	(937)	(700)
Earnings from operations	(2,586)	(4,391)
Consolidated results
Revenues	520,659	542,794
Earnings from operations	59,196	71,662

Total costs and expenses decreased $9.7 million during the first quarter of fiscal 2010, compared with the first quarter of fiscal 2009.  Commission and cost of sales expenses decreased in relation to their associated revenue declines. Operating expenses for Moving and Storage decreased $2.6 million while equipment related costs leveled off during the quarter.  Lease expense increased $4.7 million while depreciation expense decreased $2.4 million.  Losses from the disposal of equipment declined $3.3 million for the quarter compared with the same period last year. Expenses at the Life Insurance segment increased $2.4 million largely due to increased incurred benefit costs for Medicare supplement and life insurance products.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $59.2 million in the first quarter of fiscal 2010, compared with $71.7 million for the first quarter of fiscal 2009.

Interest expense for the first quarter of fiscal 2010 was $23.2 million, compared with $23.8 million in the first quarter of fiscal 2009.

Income tax expense was $13.5 million in the first quarter of fiscal 2010, compared with $18.0 million in first quarter of fiscal 2009 due to lower pretax earnings for the first quarter of fiscal 2010.

In the first quarter of fiscal 2010, the Company recognized an excess carrying amount on the purchase of Series A Preferred by RepWest of $0.3 million as required by EITF Issue D-42.

Dividends accrued on our Series A Preferred Stock were $3.2 million for both the first quarter of fiscal 2010 and 2009.

As a result of the above mentioned items, earnings available to common shareholders were $19.5 million in the first quarter of fiscal 2010, compared with $26.6 million in the first quarter of fiscal 2009.

The weighted average common shares outstanding basic and diluted were 19,369,591 in the first quarter of fiscal 2010, compared with 19,343,184 in the first quarter of fiscal 2009.

Basic and diluted earnings per share in the first quarter of fiscal 2010 were $1.01, compared with $1.37 for the first quarter of fiscal 2009.

Moving and Storage

Quarter Ended June 30, 2009 compared with the Quarter Ended June 30, 2008

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first quarter of fiscal 2010 and the first quarter of fiscal 2009:

	Quarter Ended June 30,
	2009	2008
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$373,255	$390,029
Self-storage revenues	27,004	27,551
Self-moving and self-storage products and service sales	57,822	62,556
Property management fees	4,450	4,716
Net investment and interest income	6,609	7,017
Other revenue	10,533	9,672
Moving and Storage revenue	$479,673	$501,541

Self-moving equipment rental revenues decreased $16.8 million during the first quarter of fiscal 2010, compared with the first quarter of fiscal 2009.  Results were driven primarily by a decline in one-way moving revenues.  One-way moving transactions and the average revenue per transaction decreased compared with the first quarter of fiscal 2009.  Total truck rental transactions declined for the quarter due to the decrease in one-way moves partially offset by an increase in In-Town activity.  Foreign currency exchange rates between the United States and Canada negatively affected our translated U.S. dollar reported revenues in the first quarter of fiscal 2010 compared with the same period last year.

Self-storage revenues decreased $0.5 million during the first quarter of fiscal 2010, compared with the first quarter of fiscal 2009 due to a decline in the number of occupied rooms.

Sales of self-moving and self-storage products and services decreased $4.7 million during the first quarter of fiscal 2010, compared with the first quarter of fiscal 2009.  A significant portion of the decrease was related to propane.  Measured on a volume basis, propane sales increased during the quarter; however, the significant decline in the cost of propane more than offset this volume increase.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations is as follows:

	Quarter Ended June 30,
	2009	2008
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of June 30	139	133
Square footage as of June 30	11,272	10,676
Average number of rooms occupied	105	107
Average occupancy rate based on room count	75.9%	80.8%
Average square footage occupied	8,697	8,727

Total costs and expenses decreased $11.7 million during the first quarter of fiscal 2010, compared with the first quarter of fiscal 2009.  Commission and cost of sales expenses decreased in relation to their associated revenue declines.  Operating expenses for Moving and Storage decreased $2.6 million while equipment related costs leveled off during the quarter.  Lease expense increased $4.7 million while depreciation expense decreased $2.4 million.  Losses from the disposal of equipment declined $3.3 million for the quarter compared with the same period last year.

Equity in the earnings of AMERCO’s insurance subsidiaries decreased $1.8 million in the first quarter of fiscal 2010, compared with the first quarter of fiscal 2009.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $57.8 million in first quarter of fiscal 2010, compared with $69.7 million for the first quarter of fiscal 2009.

Property and Casualty Insurance

Quarter Ended March 31, 2009 compared with the Quarter Ended March 31, 2008

Net premiums were $6.2 million and $6.1 million for the quarters ended March 31, 2009 and 2008, respectively.

Net investment income was $1.8 million and $2.8 million for the quarters ended March 31, 2009 and 2008, respectively. The decrease was a result of lower returns on short-term investments.

Net operating expenses were $3.3 million and $2.9 million for the quarters ended March 31, 2009 and 2008, respectively. The increase was due to the recovery of previous litigation expenses in 2008.

Benefits and losses incurred were $3.4 million and $3.8 million for the quarters ended March 31, 2009 and 2008, respectively.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $1.4 million and $2.2 million for the quarters ended March 31, 2009 and 2008, respectively.

Life Insurance

Quarter Ended March 31, 2009 compared with the Quarter Ended March 31, 2008

Net premiums were $27.6 million and $26.9 million for the quarters ended March 31, 2009 and 2008, respectively. Medicare supplement premiums decreased by $1.5 million due to policy terminations and lapses in excess of new sales and rate increases.  Life insurance premiums increased by $2.1 million as a result of new sales from distribution expansion.

Net investment income was $5.5 million and $5.2 million for the quarters ended March 31, 2009 and 2008, respectively. The increase was primarily due to a gain on the sale of bonds in the current quarter.

Net operating expenses were $5.0 million and $5.8 million for the quarters ended March 31, 2009 and 2008, respectively.  The decrease was mostly attributable to a reduction of expenses for the Credit segment and a reduction of Medicare supplement commissions due to lower collected premiums as compared with the prior year.

Benefits incurred were $24.3 million and $21.0 million for the quarters ended March 31, 2009 and 2008, respectively. The increase was due to an additional $1.9 million of life insurance reserves related to increased sales volume. Additionally, 2008 results included the release of redundant Medicare supplement claim liabilities; no such reduction was necessary in 2009.

Amortization of deferred acquisition costs (“DAC”) and the value of business acquired (“VOBA”) was $1.9 million and $2.1 million for the quarters ended March 31, of 2009 and 2008, respectively.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $2.6 million and $4.2 million for the quarters ended March 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

We believe our current capital structure is a positive factor that will enable us to pursue our operational plans and goals, and provide us with sufficient liquidity for the foreseeable future. The majority of our obligations currently in place mature at the end of fiscal years 2014, 2015 or 2018. However, since there are many factors which could affect our liquidity, including some which are beyond our control, there is no assurance that future cash flows will be sufficient to meet our outstanding debt obligations and our other future capital needs.

At June 30, 2009, cash and cash equivalents totaled $226.7 million, compared with $240.6 million on March 31, 2009. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). As of June 30, 2009 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and obligations of each operating segment were:

	Moving & Storage	Property and Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$203,298	$19,610	$3,809
Other financial assets	343,421	387,213	525,711
Debt obligations	1,534,320	-	-

(a) As of March 31, 2009

Our Moving and Storage operations (AMERCO, U-Haul and Real Estate) had cash available under existing credit facilities or loans of $65.0 million comprised of:

June 30, 2009
(Unaudited)
(In thousands)

Real estate loan (revolving credit)	$30,000
Working capital loan (revolving credit)	35,000
$65,000

Net cash provided by operating activities decreased $27.5 million in the first quarter of fiscal 2010, compared with fiscal 2009.  The decrease in self-moving equipment rental revenues and product and service sales was the principal contributor to the decline in operating cash flows.

Net cash used in investing activities increased $16.2 million in the first quarter of fiscal 2010, compared with fiscal 2009.  Cash used to acquire property plant and equipment has decreased approximately $100.0 million in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009.  However, cash from lease fundings, which is netted against this amount, decreased $125.9 million during the same period leading to the net increase in cash used for investing activities.

Net cash used by financing activities increased $2.7 million in the first quarter of fiscal 2010, compared with fiscal 2009 due to a decrease in cash from new debt issuance.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily reflected new rental equipment acquisitions and the buyouts of existing fleet from TRAC leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment, and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2010 the Company will reinvest in its truck and trailer rental fleet approximately $125 million, net of equipment sales and excluding any lease buyouts. Fleet investments in fiscal 2010 and beyond will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2010 investment will be funded largely through external lease financing, debt financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. The Company is funding these development projects through construction loans and internally generated funds. For the first quarter of fiscal 2010, the Company invested approximately $16 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2010, the timing of new projects will be dependent upon several factors including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the eMove program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment) were $85.5 million and $60.0 million for the first quarter of fiscal 2010 and 2009, respectively. During the first quarter of fiscal 2010 and 2009, the Company entered into $17.9 million and $143.8 million, respectively of new equipment leases.

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

Stockholder’s equity was $148.1 million and $147.9 million at March 31, 2009 and December 31, 2008, respectively. The increase resulted from earnings of $0.9 million and a decrease in the other comprehensive income of $0.7 million. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations including investment contract withdrawals. Life Insurance’s net withdrawals for the quarter ended March 31, 2009 were $10.7 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $155.7 million and $156.7 million at March 31, 2009 and December 31, 2008, respectively. The net decrease resulted from earnings of $1.7 million and a decrease in other comprehensive income of $2.7 million. Life Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Cash provided from operating activities were $103.7 million and $118.8 million in the first quarter of fiscal 2010 and 2009, respectively. The decrease in self-moving equipment rental revenues and product and service sales was the principal contributor to the decline in operating cash flows.

Property and Casualty Insurance

Cash provided (used) by operating activities were ($3.9) million and $2.4 million for the quarters ended March 31, 2009 and 2008, respectively. The increase in cash used by operations was a result of an increase in reinsurance recoverables, and there was a reduction of intercompany balances that occurred in 2008 that did not reoccur in 2009.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolio amounted to $110.4 million and $112.0 million at March 31, 2009 and December 31, 2008, respectively. This balance reflects funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Cash provided (used) by operating activities were ($5.5) million and $0.6 million, for the quarters ended March 31, 2009 and 2008, respectively. The decrease was primarily due to $5.6 million in timing differences of estimated tax payments made in the first quarter of 2009 compared with 2008.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio. At March 31, 2009 and December 31, 2008, cash and cash equivalents and short-term investments amounted to $27.7 million and $39.3 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

Liquidity and Capital Resources - Summary

We believe we have the financial resources needed to meet our business plans and to meet our business  requirements including capital expenditures for the investment in our rental fleet, rental equipment and storage space, working capital requirements, and our preferred stock dividend program.

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment operating leases. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management feels it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing facilities to meet the current and expected needs of the Company over the next several years. At June 30, 2009, we had cash availability under existing credit facilities or loans of $65.0 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. Despite the current financial market conditions, we believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please refer to Note 4 Borrowings to the Notes to Condensed Consolidated Financial Statements.

Fair Value of Financial Instruments

On April 1, 2008 we adopted SFAS 157. Effective on this date, assets and liabilities recorded at fair value on the condensed consolidated balance sheets were measured and classified based upon a three tiered approach to valuation. SFAS 157 requires that financial assets and liabilities recorded at fair value be classified and disclosed in a Level 1, Level 2 or Level 3 category. For more information, please refer to Note 14 Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements.

The available-for-sale securities held by the Company are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. At June 30, 2009, we had $2.9 million of available-for-sale assets classified in Level 3.

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

Disclosures about Contractual Obligations and Commercial Commitments

Our estimates as to future contractual obligations have not materially changed from the disclosure included under the subheading Contractual Obligations in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

 Off Balance Sheet Arrangements

The Company uses off-balance sheet arrangements in situations where management believes that the economics and sound business principles warrant their use.

AMERCO utilizes operating leases for certain rental equipment and facilities with terms expiring substantially through 2016, with the exception of one land lease expiring in 2034. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, AMERCO has guaranteed approximately $184.2 million of residual values at June 30, 2009 for these assets at the end of their respective lease terms. AMERCO has been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of AMERCO’s minimum lease payments and residual value guarantees was $607.9 million at June 30, 2009.

Historically, AMERCO has used off-balance sheet arrangements in connection with the expansion of our self-storage business. Refer to Note 10 Related Party Transactions of the Notes to Condensed Consolidated Financial Statements. These arrangements were primarily used when the Company’s overall borrowing structure was more limited. The Company does not face similar limitations currently and off-balance sheet arrangements have not been utilized in our self-storage expansion in recent years. In the future, the Company will continue to identify and consider off-balance sheet opportunities to the extent such arrangements would be economically advantageous to the Company and its stockholders.

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $9.7 million and $10.9 million from the above mentioned entities during the first quarter of fiscal 2010 and 2009, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $0.6 million for the first quarter of fiscal 2010 and 2009. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At June 30, 2009, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based on equipment rental revenues. The Company paid the above mentioned entities $9.2 million and $9.5 million in commissions pursuant to such dealership contracts during the first quarter of fiscal 2010 and 2009, respectively.

These agreements along with notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $10.0 million, expenses of $0.6 million and cash flows of $11.3 million during the first quarter of fiscal 2010. Revenues and commission expenses related to the Dealer Agreements were $43.8 million and $9.2 million, respectively.

During the first quarter of fiscal 2010, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. The Company does not have an equity ownership interest in SAC Holdings. The Company recorded interest income of $4.7 million and $4.6 million, and received cash interest payments of $2.8 million and $4.9 million, from SAC Holdings during the first quarter of fiscal 2010 and 2009, respectively. The largest aggregate amount of notes receivable outstanding during the first quarter of fiscal 2010 was $197.6 million and the aggregate notes receivable balance at June 30, 2009 was $197.4 million. In accordance with the terms of these notes, SAC Holdings may repay the notes without penalty or premium at any time.

Fiscal 2010 Outlook

We will continue to focus our attention on increasing transaction volume and improving pricing, product and utilization for self-moving equipment rentals. Maintaining an adequate level of new investment in our truck fleet is an important component of our plan to meet these goals. Our significant investment in the fleet over the last four years provides us the opportunity in fiscal 2010 to reduce our new equipment capital expenditures relative to the last several years. Revenue in the U-Move program could continue to be adversely impacted should we fail to execute in any of these areas. Even if we execute our plans we could see declines in revenues primarily due to the adverse economic conditions that are beyond our control.

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

Cautionary Statements Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, contains “forward-looking statements” regarding future events and our future results of operations. We may make additional written or oral forward-looking statements from time to time in filings with the SEC or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, earnings or loss; estimates of capital expenditures, plans for future operations, products or services; financing needs and plans; our perceptions of our legal positions and anticipated outcomes of government investigations and pending litigation against us; liquidity; goals and strategies; plans for new business; storage occupancy; growth rate assumptions, pricing, costs, and access to capital and leasing markets as well as assumptions relating to the foregoing. The words “believe,” “expect,” “anticipate,” “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation, the risk factors set forth in the section entitled Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as well as the following: the Company’s ability to operate pursuant to the terms of its credit facilities; the Company’s ability to maintain contracts that are critical to its operations; the costs and availability of financing; the Company’s ability to execute its business plan; the Company’s ability to attract, motivate and retain key employees; general economic conditions; fluctuations in our costs to maintain and update our fleet and facilities; our ability to refinance our debt; changes in government regulations, particularly environmental regulations; our credit ratings; the availability of credit; changes in demand for our products; changes in the general domestic economy; the degree and nature of our competition; the resolution of pending litigation against the Company; changes in accounting standards and other factors described in this report or the other documents we file with the SEC. The above factors, the following disclosures, as well as other statements in this report and in the Notes to Condensed Consolidated Financial Statements, could contribute to or cause such risks or uncertainties, or could cause our stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized. The Company assumes no obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

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

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)

$71,933	(a), (b)	(5,276)	5/10/2006	4/10/2012	5.06%	1 Month LIBOR
77,237	(a), (b)	(6,515)	10/10/2006	10/10/2012	5.57%	1 Month LIBOR
25,612	(a)	(2,503)	7/10/2006	7/10/2013	5.67%	1 Month LIBOR
271,667	(a)	(35,976)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
18,000	(a)	(1,516)	2/12/2007	2/10/2014	5.24%	1 Month LIBOR
12,242	(a)	(997)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
12,250	(a)	(935)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
16,000	(a), (b)	(536)	8/15/2008	6/15/2015	3.62%	1 Month LIBOR
16,625	(a)	(744)	8/29/2008	7/10/2015	4.04%	1 Month LIBOR
25,483	(a)	(1,345)	9/30/2008	9/10/2015	4.16%	1 Month LIBOR
14,500	(a), (b)	248	3/30/2009	4/15/2016	2.24%	1 Month LIBOR

(a) interest rate swap agreement
(b) forward swap

As of June 30, 2009, the Company had approximately $758.3 million of variable rate debt obligations. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $2.0 million annually (after consideration of the effect of the above derivative contracts).

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.7% and 6.3% of our revenue for the first quarter of fiscal 2010 and 2009, respectively were generated in Canada. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding our legal proceedings can be found under Note 9 Contingencies to the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

We are not aware of any material updates to the risk factors described in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 3, 2008, the Board authorized and directed us to amend the ESOP to provide that distributions under the ESOP with respect to accounts valued at no more than $1,000 may be in the form of cash at the sole discretion of the advisory committee, subject to a participant’s or beneficiary’s right to elect a distribution of AMERCO common stock. The Board also authorized us, using management’s discretion, to buy back shares of former employee ESOP participants whose respective ESOP account balances are valued at more than $1,000 but who own less than 100 shares, at the then-prevailing market prices. No such shares have been purchased.

From January 1, 2009 through March 31, 2009, RepWest purchased 50,200 shares of Series A Preferred on the open market for $0.9 million. RepWest purchased an additional 15,900 shares on the open market for $0.3 million in the second quarter of fiscal 2010. RepWest may continue to make investments in AMERCO’s Preferred Shares in the future.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Registration Statement on form S-4 filed March 30, 2004, file no. 1-11255
3.2	Restated By-Laws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on December 5, 2007, file no. 1-11255
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Principal Financial Officer and Chief Accounting Officer of AMERCO	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Principal Financial Officer and Chief Accounting Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERCO

Date:  August 5, 2009                                                                                       /s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date:  August 5, 2009                                                                                        /s/ Jason A. Berg
Jason A. Berg
Chief Accounting Officer
(Principal Financial Officer)