Form 10-Q
period 2009-09-30
AMERCO /NV/
filed 2009-11-04
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2009

or

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
Yes ☐ No ☑

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at November 1, 2009.

PART I FINANCIAL INFORMATION

ITEM 1.                      Financial Statements

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2009	2009
	(Unaudited)
	(In thousands)
ASSETS
Cash and cash equivalents	$384,951	$240,587
Reinsurance recoverables and trade receivables, net	201,539	213,853
Notes and mortgage receivables, net	2,897	2,931
Inventories, net	62,071	70,749
Prepaid expenses	57,598	54,201
Investments, fixed maturities and marketable equities	523,400	519,631
Investments, other	208,529	227,022
Deferred policy acquisition costs, net	40,967	44,993
Other assets	126,500	133,644
Related party assets	296,766	303,534
	1,905,218	1,811,145
Property, plant and equipment, at cost:
Land	223,566	212,744
Buildings and improvements	944,760	920,294
Furniture and equipment	332,937	333,314
Rental trailers and other rental equipment	235,418	214,988
Rental trucks	1,627,140	1,666,151
	3,363,821	3,347,491
Less: Accumulated depreciation	(1,339,135)	(1,333,563)
Total property, plant and equipment	2,024,686	2,013,928
Total assets	$3,929,904	$3,825,073
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$308,988	$329,227
Notes, loans and leases payable	1,549,425	1,546,490
Policy benefits and losses, claims and loss expenses payable	793,462	779,309
Liabilities from investment contracts	280,479	303,332
Other policyholders' funds and liabilities	8,649	11,961
Deferred income	22,826	24,612
Deferred income taxes	162,058	112,513
Total liabilities	3,125,887	3,107,444

Commitments and contingencies (notes 4, 8, 9 and 10)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,033,900 and 6,100,000 shares issued and outstanding as of September 30 and March 31, 2009	-	-
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of September 30 and March 31, 2009	-	-
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of September 30 and March 31, 2009	-	-
Common stock of $0.25 par value, 150,000,000 shares authorized; 41,985,700
issued as of September 30 and March 31, 2009	10,497	10,497
Additional paid-in capital	420,029	420,588
Accumulated other comprehensive loss	(72,627)	(98,000)
Retained earnings	976,903	915,862
Cost of common shares in treasury, net (22,377,912 shares as of September 30 and March 31, 2009)	(525,653)	(525,653)
Unearned employee stock ownership plan shares	(5,132)	(5,665)
Total stockholders' equity	804,017	717,629
Total liabilities and stockholders' equity	$3,929,904	$3,825,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended September 30,
	2009	2008
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$427,203	$439,244
Self-storage revenues	27,412	27,901
Self-moving and self-storage products and service sales	55,522	58,296
Property management fees	4,478	4,721
Life insurance premiums	28,738	27,099
Property and casualty insurance premiums	7,046	7,359
Net investment and interest income	12,539	14,983
Other revenue	10,986	11,892
Total revenues	573,924	591,495

Costs and expenses:
Operating expenses	273,730	277,090
Commission expenses	51,098	54,082
Cost of sales	28,359	32,642
Benefits and losses	25,807	24,871
Amortization of deferred policy acquisition costs	2,296	2,338
Lease expense	40,026	38,516
Depreciation, net of (gains) losses on disposals	56,790	66,434
Total costs and expenses	478,106	495,973

Earnings from operations	95,818	95,522
Interest expense	(23,938)	(24,930)
Pretax earnings	71,880	70,592
Income tax expense	(27,189)	(26,768)
Net earnings	44,691	43,824
Excess carrying amount of preferred stock over consideration paid	48	-
Less: Preferred stock dividends	(3,212)	(3,241)
Earnings available to common shareholders	$41,527	$40,583
Basic and diluted earnings per common share	$2.14	$2.10
Weighted average common shares outstanding: Basic and diluted	19,382,101	19,351,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended September 30,
	2009	2008
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$800,144	$829,273
Self-storage revenues	54,416	55,452
Self-moving and self-storage products and service sales	113,344	120,852
Property management fees	8,928	9,437
Life insurance premiums	56,342	54,016
Property and casualty insurance premiums	13,261	13,483
Net investment and interest income	26,219	29,579
Other revenue	21,929	22,197
Total revenues	1,094,583	1,134,289

Costs and expenses:
Operating expenses	532,231	538,803
Commission expenses	95,509	102,047
Cost of sales	58,809	67,627
Benefits and losses	53,501	49,746
Amortization of deferred policy acquisition costs	4,213	4,426
Lease expense	79,299	73,084
Depreciation, net of (gains) losses on disposals	116,007	131,372
Total costs and expenses	939,569	967,105

Earnings from operations	155,014	167,184
Interest expense	(47,159)	(48,774)
Pretax earnings	107,855	118,410
Income tax expense	(40,732)	(44,760)
Net earnings	67,123	73,650
Excess carrying amount of preferred stock over consideration paid	371	-
Less: Preferred stock dividends	(6,453)	(6,482)
Earnings available to common shareholders	$61,041	$67,168
Basic and diluted earnings per common share	$3.15	$3.47
Weighted average common shares outstanding: Basic and diluted	19,375,846	19,346,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Quarter Ended September 30,
	2009	2008
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$44,691	$43,824
Other comprehensive income (loss), net of tax:
Foreign currency translation	5,674	(3,475)
Unrealized gain (loss) on investments	8,319	(4,152)
Change in fair value of cash flow hedges	(3,345)	(1,968)
Total comprehensive income	$55,339	$34,229

	Six Months Ended September 30,
	2009	2008
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$67,123	$73,650
Other comprehensive income (loss), net of tax:
Foreign currency translation	9,903	(2,293)
Unrealized gain (loss) on investments	4,946	(3,674)
Change in fair value of cash flow hedges	10,524	11,427
Total comprehensive income	$92,496	$79,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2009	2008
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Net earnings	$67,123	$73,650
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	117,779	121,920
Amortization of deferred policy acquisition costs	4,213	4,426
Change in allowance for losses on trade receivables	397	(46)
Change in allowance for losses on mortgage notes	(6)	(20)
Change in allowance for inventory reserves	1,344	857
Net (gain) loss on sale of real and personal property	(1,772)	9,452
Net (gain) loss on sale of investments	(401)	1
Deferred income taxes	40,431	41,989
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	11,917	6,368
Inventories	7,334	(12,856)
Prepaid expenses	(3,397)	(1,762)
Capitalization of deferred policy acquisition costs	(6,533)	(4,887)
Other assets	7,467	8,315
Related party assets	7,481	11,249
Accounts payable and accrued expenses	(5,893)	1,439
Policy benefits and losses, claims and loss expenses payable	11,991	(12,817)
Other policyholders' funds and liabilities	(3,311)	(746)
Deferred income	(1,946)	539
Related party liabilities	(551)	(1,639)
Net cash provided by operating activities	253,667	245,432

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(187,506)	(224,996)
Short term investments	(144,306)	(216,353)
Fixed maturities investments	(77,106)	(115,124)
Preferred stock	-	(2,001)
Real estate	(466)	(350)
Mortgage loans	(525)	(9,311)
Proceeds from sale of:
Property, plant and equipment	100,621	80,805
Short term investments	159,307	182,399
Fixed maturities investments	83,667	173,670
Equity securities	-	27
Preferred stock	2,236	-
Real estate	-	704
Mortgage loans	4,053	2,822
Payments from notes and mortgage receivables	464	24
Net cash used by investing activities	(59,561)	(127,684)

Cash flows from financing activities:
Borrowings from credit facilities	51,921	135,330
Principal repayments on credit facilities	(72,695)	(74,320)
Debt issuance costs	(277)	(360)
Capital lease payments	(1,168)	(348)
Leveraged Employee Stock Ownership Plan - repayments from loan	533	631
Repurchase of stock	-	(659)
Preferred stock dividends paid	(6,453)	(6,482)
Net dividend from related party	-	2,010
Investment contract deposits	5,564	9,561
Investment contract withdrawals	(28,417)	(26,921)
Net cash provided (used) by financing activities	(50,992)	38,442

Effects of exchange rate on cash	1,250	318

Increase in cash and cash equivalents	144,364	156,508
Cash and cash equivalents at the beginning of period	240,587	206,622
Cash and cash equivalents at the end of period	$384,951	$363,130

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

The condensed consolidated balance sheet as of September 30, 2009 and the related condensed consolidated statements of operations for the second quarter and the first six months and the cash flows for the first six months ended fiscal 2010 and 2009 are unaudited.

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

Property and Casualty Insurance includes RepWest and its wholly-owned subsidiaries and ARCOA risk retention group (“ARCOA”). Property and Casualty Insurance provides loss adjusting and claims handling for U-Haul through regional offices across North America. Property and Casualty Insurance also underwrites components of the Safemove, Safetow and Safestor protection packages to U-Haul customers. We continue to focus on increasing market penetration of these products. The business plan for Property and Casualty Insurance includes offering property and casualty products in other U-Haul related programs. ARCOA is a captive insurer owned by the Company whose purpose is to provide insurance products related to the moving and storage business.

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

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares net of shares committed to be released were 219,432 and 269,415 as of September 30, 2009 and September 30, 2008, respectively.

6,033,900 and 6,100,000 shares of preferred stock have been excluded from the weighted average shares outstanding calculation as of September 30, 2009 and 2008, respectively because they are not common stock and they are not convertible into common stock.

Between January 1, 2009 and June 30, 2009, RepWest purchased 66,100 shares of our AMERCO Series A 8 ½% Preferred Stock (NYSE-AO-PA) (“Series A Preferred”) on the open market at an average price of $18.39 per share. Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260 - Earnings Per Share, for earnings per share purposes, the excess of the carrying amount of the Series A Preferred over the fair value of the consideration paid of $0.4 million, net of a prorated portion of original issue costs, was added to net earnings available to common shareholders.

In the future, should RepWest sell these shares of Series A Preferred to an unaffiliated entity, a proportionate share of this gain would be reversed at that time for earnings per share purposes.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

3. Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company deposits bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $15.3 million at June 30, 2009.

Available-for-Sale Investments

Available-for-sale investments at June 30, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$57,955	$2,229	$(71)	$(56)	$60,057
U.S. government agency mortgage-backed securities	93,215	4,500	(7)	-	97,708
Obligations of states and political subdivisions	14,977	157	(251)	(597)	14,286
Corporate securities	332,845	7,259	(10,403)	(2,131)	327,570
Mortgage-backed securities	11,035	161	(1,318)	-	9,878
Redeemable preferred stocks	19,335	334	(4,233)	(44)	15,392
Common stocks	70	-	-	(60)	10
Less: Preferred stock of AMERCO held by RepWest	(1,216)	(285)	-	-	(1,501)
	$528,216	$14,355	$(16,283)	$(2,888)	$523,400

The above table includes gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

The Company sold available-for-sale securities with a fair value of $85.8 million during the first six months of fiscal 2010. The gross realized gains on these sales totaled $1.2 million. The Company realized gross losses on these sales of $0.4 million.

The unrealized losses of more than twelve months in the available-for-sale table are considered temporary declines. The Company tracks each investment with an unrealized loss and evaluates them on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments had declines determined by management to be other-than-temporary and the Company recognized these write-downs through earnings in the amount of $0.3 million and $0.1 million for the second quarter of fiscal 2010 and 2009, respectively and $0.4 million and $0.2 million for the first six months of fiscal 2010 and 2009, respectively.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The portion of other-than-temporary impairment related to a credit loss is recognized in earnings. The significant inputs utilized in the evaluation of Mortgage backed securities credit losses include ratings, delinquency rates, and prepayment activity. The significant inputs utilized in the evaluation of Asset backed securities credit losses include the time frame for principal recovery and the subordination and value of the underlying collateral.

Below is a rollforward of credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.

Credit Loss
(Unaudited)
(In thousands)
Balance at March 31, 2009	$109
Additions:
Other-than-temporary impairment not previously recognized	322
Balance at June 30, 2009	$431

The adjusted cost and estimated market value of available-for-sale investments at June 30, 2009, by contractual maturity, were as follows:

	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)
Due in one year or less	$43,910	$43,729
Due after one year through five years	161,406	163,361
Due after five years through ten years	87,300	88,195
After ten years	206,376	204,336
	498,992	499,621

Mortgage backed securities	11,035	9,878
Redeemable preferred stocks	19,335	15,392
Equity securities	70	10
Less: Preferred stock of AMERCO held by RepWest	(1,216)	(1,501)
	$528,216	$523,400

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4. Borrowings

Long-Term Debt

Long-term debt was as follows:

			September 30,	March 31,
	2010 Rate (a)	Maturities	2009	2009
			(Unaudited)
			(In thousands)

Real estate loan (amortizing term)	6.93%	2018	$270,000	$275,000
Real estate loan (revolving credit)	1.75%	2018	170,000	170,000
Real estate loan (amortizing term) (b)	5.00%	2010	32,409	37,280
Senior mortgages	5.47% - 5.75%	2015	491,761	496,156
Working capital loan (revolving credit)	1.76%	2010	25,000	-
Fleet loans (amortizing term)	4.87% - 7.95%	2012-2016	284,753	299,505
Fleet loans (securitization)	5.40% - 5.56%	2010-2014	237,942	256,690
Other obligations	5.64% - 9.50%	2010-2016	37,560	11,859
Total notes, loans and leases payable			$1,549,425	$1,546,490

(a) Interest rate as of September 30, 2009, including the effect of applicable hedging instruments.
(b) Revolving credit loan for March 31, 2009 was modified to an amortizing term loan in June 2009.

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. The loan has a final maturity date of August 2018. The loan is comprised of a term loan facility with initial availability of $300.0 million and a revolving credit facility with an availability of $200.0 million. As of September 30, 2009, the outstanding balance on the Real Estate Loan was $270.0 million and $170.0 million had been drawn down on the revolving credit facility. U-Haul International, Inc. is a guarantor of this loan.

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

The interest rate for the amortizing term portion, per the provisions of the amended Loan Agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At September 30, 2009, the applicable LIBOR was 0.25% and the applicable margin was 1.50%, the sum of which was 1.75%. The rate on the term facility portion of the loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin.

The interest rate for the revolving credit facility, per the provision of the amended Loan Agreement, is the applicable LIBOR plus the applicable margin. The margin ranges from 1.50% to 2.00%. At September 30, 2009, the applicable LIBOR was 0.25% and the applicable margin was 1.50%, the sum of which was 1.75%.

The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Amerco Real Estate Company and a subsidiary of U-Haul International, Inc. entered into a revolving credit construction loan effective June 29, 2006. This loan was modified and extended on June 25, 2009 into a term loan with a final maturity of June 2010. As of September 30, 2009, the outstanding balance was $32.4 million.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

This Real Estate Loan requires monthly principal and interest payments with the unpaid principal and any accrued and unpaid interest due at maturity. The loan was used to develop new or existing storage properties. The loan is secured by these properties. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 3.00%. At September 30, 2009, the applicable LIBOR floor was 2.00% and the margin was 3.00%, the sum of which was 5.00%. U-Haul International, Inc. and AMERCO are guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgages loan balances as of September 30, 2009 were in the aggregate amount of $437.9 million and are due July 2015. The Senior Mortgages require average monthly principal and interest payments of $3.0 million with the unpaid loan balance and accrued and unpaid interest due at maturity. These senior mortgages are secured by certain properties owned by the borrowers. The interest rates, per the provisions of these senior mortgages, are 5.68% and 5.52% per annum. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of these senior mortgages. The default provisions of these senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Various subsidiaries of the Company are borrowers under the mortgage backed loans that we also classify as senior mortgages. These loans are secured by certain properties owned by the borrowers. The loan balance of these notes totals $53.8 million as of September 30, 2009. These loans mature in 2015. Rates for these loans range from 5.47% to 5.75%. The loans require monthly principal and interest payments with the balances due upon maturity. The default provisions of the loans include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Working Capital Loans

Amerco Real Estate Company is a borrower under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $35.0 million. At September 30, 2009, the Company had drawn down $25.0 million on the revolving loan. The loan is secured by certain properties owned by the borrower. The loan agreement provides for revolving loans, subject to the terms of the loan agreement with final maturity in November 2010. The loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. U-Haul International, Inc. and AMERCO are the guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 1.50%. At September 30, 2009, the applicable LIBOR was 0.26% and the applicable margin was 1.50%, the sum of which was 1.76%.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under amortizing term loans. The balance of these loans as of September 30, 2009 was $284.8 million with the final maturities between April 2012 and April 2016.

The Amortizing Loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the Loan Agreements, are the applicable LIBOR plus a margin between 0.90% and 2.63%. At September 30, 2009, the applicable LIBOR was 0.24% to 0.25% and applicable margins were between 1.125% and 2.63%. The interest rates are hedged with interest rate swaps fixing the rates between 4.87% and 7.42% based on current margins. Additionally, $16.8 million of these loans are carried at a fixed rate of 7.95%.

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

The Box Truck Note has a fixed interest rate of 5.56% with an estimated final maturity of February 2014. At September 30, 2009, the outstanding balance was $151.3 million. The note is secured by the box trucks that were purchased and the corresponding operating cash flows associated with their operation.

The Cargo Van/Pickup Note has a fixed interest rate of 5.40% with an estimated final maturity of May 2010. At September 30, 2009, the outstanding balance was $86.6 million. The note is secured by the cargo vans and pickup trucks that were purchased and the corresponding operating cash flows associated with their operation.

The Box Truck Note and the Cargo Van/Pickup Note have the benefit of financial guaranty insurance policies that guarantee the timely payment of interest on and the ultimate payment of the principal of the notes.

The Box Truck Note and the Cargo Van/Pickup Note are subject to certain covenants with respect to liens, additional indebtedness of the special purpose entities, the disposition of assets and other customary covenants of bankruptcy-remote special purpose entities. The default provisions of the notes include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Other Obligations

The Company entered into capital leases for new equipment between April 2008 and September 2009, with terms of the leases between 9 months and 7 years. At September 30, 2009, the balance of these leases was $34.0 million.

In April 2009, the Company entered into a $7.0 million premium financing arrangement for one year expiring in March 2010 with a fixed rate of 5.85%. At September 30, 2009, the outstanding balance was $3.5 million.

Annual Maturities of Notes, Loans and Leases Payable

The annual maturities of long-term debt and capital leases as of September 30, 2009 for the next five years and thereafter is as follows:

	Year Ending September 30,
	2010	2011	2012	2013	2014	Thereafter
	(Unaudited)
	(In thousands)
Notes, loans and leases payable, secured	$206,415	$106,653	$142,516	$87,341	$153,420	$853,080

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

5. Interest on Borrowings

Interest Expense

Expenses associated with loans outstanding were as follows:

	Quarter Ended September 30,
	2009	2008
	(Unaudited)
	(In thousands)

Interest expense	$16,217	$20,002
Capitalized interest	(142)	(135)
Amortization of transaction costs	1,224	1,231
Interest expense resulting from derivatives	6,639	3,832
Total interest expense	$23,938	$24,930

	Six Months Ended September 30,
	2009	2008
	(Unaudited)
	(In thousands)

Interest expense	$32,276	$39,589
Capitalized interest	(293)	(245)
Amortization of transaction costs	2,409	2,510
Interest expense resulting from derivatives	12,767	6,920
Total interest expense	$47,159	$48,774

Interest paid in cash by AMERCO amounted to $14.6 million and $18.5 million for the second quarter of fiscal 2010 and 2009, respectively.

Interest paid in cash by AMERCO amounted to $29.5 million and $37.7 million for the first six months of fiscal 2010 and 2009, respectively.

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

Variable rate debt amount		Agreement Date	Effective Date	Expiration Date	Designated cash flow hedge date
(Unaudited)
(In millions)
$100.0	(a), (c)	6/2/2005	6/8/2005	6/8/2010	7/1/2005
142.3	(a), (b)	11/15/2005	5/10/2006	4/10/2012	5/31/2006
50.0	(a)	6/21/2006	7/10/2006	7/10/2013	6/9/2006
144.9	(a), (b)	6/9/2006	10/10/2006	10/10/2012	6/9/2006
300.0	(a)	8/16/2006	8/18/2006	8/10/2018	8/4/2006
30.0	(a)	2/9/2007	2/12/2007	2/10/2014	2/9/2007
20.0	(a)	3/8/2007	3/12/2007	3/10/2014	3/8/2007
20.0	(a)	3/8/2007	3/12/2007	3/10/2014	3/8/2007
19.3	(a), (b)	4/8/2008	8/15/2008	6/15/2015	3/31/2008
19.0	(a)	8/27/2008	8/29/2008	7/10/2015	4/10/2008
30.0	(a)	9/24/2008	9/30/2008	9/10/2015	9/24/2008
15.0	(a), (b)	3/24/2009	3/30/2009	4/15/2016	3/25/2009

(a) interest rate swap agreement
(b) forward swap
(c) terminated swap on August 18, 2006

As of August 18, 2006, a net gain of approximately $6.0 million related to the two cancelled swaps was included in other comprehensive income (loss). As the variable-rate debt is replaced, it is probable that the original forecasted transaction (future interest payments) will continue to occur. Therefore, the net derivative gain related to the two cancelled swaps shall continue to be reported in other comprehensive income (loss) and be reclassified into earnings when the original forecasted transaction affects earnings consistent with the term of the original designated hedging relationship. For the six months ended September 30, 2009, the Company reclassified $0.5 million of the net derivative gain to interest income. The Company estimates that the remaining $0.7 million of the existing net gains will be reclassified into earnings within the next nine months.

As of September 30, 2009, the total notional amount of the Company’s variable interest rate swaps was $544.3 million.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The derivative fair values located in Accounts payable and accrued expenses in the balance sheets were as follows:

	Liability Derivatives
	Fair Value as of
	September 30, 2009	March 31, 2009
	(Unaudited)
	(In thousands)

Interest rate contracts designated as hedging instruments	$61,310	$79,118

The Effect of Interest Rate Contracts on the Statement of Operations	September 30, 2009
(Unaudited)
(In thousands)

Amount of loss recognized in income on interest rate contracts	$12,767
Amount of gain recognized in AOCI on interest rate contracts (effective portion)	$16,973
Amount of loss reclassified from AOCI into income (effective portion)	$13,602
Amount of gain recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$835

Amounts of gains or (losses) recognized in income on derivatives are recorded as interest expense in the statement of operations.

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended September 30,
	2009	2008
	(Unaudited)
	(In thousands, except interest rates)

Weighted average interest rate during the quarter	1.78%	4.02%
Interest rate at the end of the quarter	1.75%	3.99%
Maximum amount outstanding during the quarter	$195,000	$182,280
Average amount outstanding during the quarter	$186,033	$169,780
Facility fees	$238	$98

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Revolving Credit Activity
	Six Months Ended September 30,
	2009	2008
	(Unaudited)
	(In thousands, except interest rates)

Weighted average interest rate during the first six months	1.84%	4.14%
Interest rate at the end of the first six months	1.75%	3.99%
Maximum amount outstanding during the first six months	$207,280	$182,280
Average amount outstanding during the first six months	$195,580	$149,071
Facility fees	$480	$172

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

From January 1, 2009 through June 30, 2009, RepWest purchased 66,100 shares of Series A Preferred on the open market for $1.2 million. RepWest purchased an additional 13,900 shares on the open market for $0.3 million in the third quarter of fiscal 2010. RepWest may continue to make investments in shares of the Series A Preferred in the future.

7. Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Gain (Loss) on Investments	Fair Market Value of Cash Flow Hedges	Postretirement Benefit Obligation Gain	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)

Balance at March 31, 2009	$(43,613)	$(7,323)	$(48,411)	$1,347	$(98,000)
Foreign currency translation	9,903	-	-	-	9,903
Unrealized gain on investments	-	4,946	-	-	4,946
Change in fair value of cash flow hedges	-	-	10,524	-	10,524
Balance at September 30, 2009	$(33,710)	$(2,377)	$(37,887)	$1,347	$(72,627)

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8. Contingent Liabilities and Commitments

The Company leases a portion of its rental equipment and certain of its facilities under operating leases with terms that expire at various dates substantially through 2016, with the exception of one land lease expiring in 2034. At September 30, 2009, AMERCO has guaranteed $182.9 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, the Company has the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. AMERCO has been leasing equipment since 1987 and has experienced no material losses relating to these types of residual value guarantees.

Lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
	(Unaudited)
		(In thousands)
Year-ended September 30:
2010	$14,481	$122,711	$137,192
2011	14,251	107,377	121,628
2012	13,926	94,101	108,027
2013	13,220	74,518	87,738
2014	8,706	55,160	63,866
Thereafter	6,329	36,531	42,860
Total	$70,913	$490,398	$561,311

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In November 2006, the Plaintiffs filed an amended complaint. In December 2006, the Defendants filed motions to dismiss, based on various legal theories. In March 2007, the Court denied AMERCO’s motion to dismiss regarding the issue of demand futility, stating that “Plaintiffs have satisfied the heightened pleading requirements of demand futility by showing a majority of the members of the AMERCO Board of Directors were interested parties in the SAC transactions.” The Court heard oral argument on the remainder of the Defendants’ motions to dismiss, including the motion (“Goldwasser Motion”) based on the fact that the subject matter of the lawsuit had been settled and dismissed in earlier litigation known as Goldwasser v. Shoen, C.V.N.-94-00810-ECR (D.Nev), Washoe County, Nevada. In addition, in September and October 2007, the Defendants filed Motions for Judgment on the Pleadings or in the Alternative Summary Judgment, based on the fact that the stockholders of the Company had ratified the underlying transactions at the 2007 annual meeting of stockholders of AMERCO. In December 2007, the Court denied this motion. This ruling does not preclude a renewed motion for summary judgment after discovery and further proceedings on these issues. On April 7, 2008, the litigation was dismissed, on the basis of the Goldwasser Motion. On May 8, 2008, the Plaintiffs filed a notice of appeal of such dismissal to the Nevada Supreme Court. On May 20, 2008, AMERCO filed a cross appeal relating to the denial of its Motion to Dismiss in regard to demand futility. The appeals are currently pending and the issues were fully briefed by October 19, 2009.

Environmental

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

10. Related Party Transactions

As set forth in the Audit Committee Charter the Audit Committee reviews and maintains oversight over related-party transactions which are required to be disclosed under SEC rules and regulations. Accordingly, all such related-party transactions are submitted to the Audit Committee for ongoing review and oversight. The Company’s internal processes ensure that the Company’s legal and/or finance departments identify and monitor potential related-party transactions which may require disclosure and Audit Committee oversight.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

During the first six months of fiscal 2010, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. The Company does not have an equity ownership interest in SAC Holdings. The Company recorded interest income of $9.4 million and $9.2 million, and received cash interest payments of $6.8 million and $8.4 million, from SAC Holdings during the first six months of fiscal 2010 and 2009, respectively. The largest aggregate amount of notes receivable outstanding during the first six months of fiscal 2010 was $197.6 million and the aggregate notes receivable balance at September 30, 2009 was $197.3 million. In accordance with the terms of these notes, SAC Holdings may repay the notes without penalty or premium at any time.

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

During the first six months of fiscal 2010, AMERCO and U-Haul held various junior notes with Private Mini Storage Realty, L.P. (“Private Mini”). The equity interests of Private Mini are ultimately controlled by Blackwater. The Company recorded interest income of $2.6 million and $2.7 million and received cash interest payments of $2.6 million and $2.7 million from Private Mini during the first six months of fiscal 2010 and 2009, respectively. The balance of notes receivable from Private Mini at September 30, 2009 was $67.8 million. The largest aggregate amount outstanding during the first six months of fiscal 2010 was $68.2 million.

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $14.3 million and $15.8 million from the above mentioned entities during the first six months of fiscal 2010 and 2009, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $1.2 million in the first six months of fiscal 2010 and 2009. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At September 30, 2009, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based upon equipment rental revenues. The Company paid the above mentioned entities $19.6 million and $20.0 million in commissions pursuant to such dealership contracts during the first six months of fiscal 2010 and 2009, respectively.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $20.1 million, expenses of $1.2 million and cash flows of $20.5 million during the first six months of fiscal 2010. Revenues and commission expenses related to the Dealer Agreements were $93.0 million and $19.6 million, respectively during the first six months of fiscal 2010.

During the second quarter of fiscal 2010, Real Estate entered into an agreement with SAC Holdings Corporation for the exchange of three storage properties. Real Estate received one location with total rentable square feet of nearly 68,000 in exchange for two locations with total rentable square feet of approximately 56,000. U-Haul also reduced the balance of its receivable from SAC Holdings Corporation by approximately $2.0 million in relation to this exchange.

From January 1, 2009 through June 30, 2009, RepWest purchased 66,100 shares of Series A Preferred on the open market for $1.2 million. RepWest purchased an additional 13,900 shares on the open market for $0.3 million in the third quarter of fiscal 2010. RepWest may continue to make investments in shares of the Series A Preferred in the future.

Related Party Assets

	September 30,	March 31,
	2009	2009
	(Unaudited)
	(In thousands)
U-Haul notes, receivables and interest from Private Mini	$70,230	$70,584
U-Haul notes receivable from SAC Holdings Corporation	197,255	197,552
U-Haul interest receivable from SAC Holdings Corporation	11,467	8,815
U-Haul receivable from SAC Holdings Corporation	13,051	20,517
U-Haul receivable from Mercury	4,657	6,264
Other	106	(198)
	$296,766	$303,534

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

9. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of September 30, 2009 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$94	$353,819	$-	$-		$353,913	$24,800	$6,238	$-		$384,951
Reinsurance recoverables and trade receivables, net	-	16,229	31	-		16,260	173,086	12,193	-		201,539
Notes and mortgage receivables, net	-	2,199	698	-		2,897	-	-	-		2,897
Inventories, net	-	62,071	-	-		62,071	-	-	-		62,071
Prepaid expenses	2,092	55,006	500	-		57,598	-	-	-		57,598
Investments, fixed maturities and marketable equities	-	-	-	-		-	93,100	431,801	(1,501)	(d)	523,400
Investments, other	-	1,078	14,005	-		15,083	104,824	88,622	-		208,529
Deferred policy acquisition costs, net	-	-	-	-		-	-	40,967	-		40,967
Other assets	9	97,150	28,177	-		125,336	719	445	-		126,500
Related party assets	1,270,372	241,026	57,453	(1,270,326)	(c)	298,525	2,994	-	(4,753)	(c)	296,766
	1,272,567	828,578	100,864	(1,270,326)		931,683	399,523	580,266	(6,254)		1,905,218

Investment in subsidiaries	(255,894)	-	-	571,936	(b)	316,042	-	-	(316,042)	(b)	-

Property, plant and equipment, at cost:
Land	-	43,187	180,379	-		223,566	-	-	-		223,566
Buildings and improvements	-	144,458	800,302	-		944,760	-	-	-		944,760
Furniture and equipment	260	314,531	18,146	-		332,937	-	-	-		332,937
Rental trailers and other rental equipment	-	235,418	-	-		235,418	-	-	-		235,418
Rental trucks	-	1,627,140	-	-		1,627,140	-	-	-		1,627,140
	260	2,364,734	998,827	-		3,363,821	-	-	-		3,363,821
Less: Accumulated depreciation	(221)	(1,013,339)	(325,575)	-		(1,339,135)	-	-	-		(1,339,135)
Total property, plant and equipment	39	1,351,395	673,252	-		2,024,686	-	-	-		2,024,686
Total assets	$1,016,712	$2,179,973	$774,116	$(698,390)		$3,272,411	$399,523	$580,266	$(322,296)		$3,929,904

(a) Balances as of June 30, 2009
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables
(d) Eliminate intercompany preferred stock investment

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating balance sheets by industry segment as of September 30, 2009 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$635	$300,253	$4,829	$-		$305,717	$-	$3,271	$-		$308,988
Notes, loans and leases payable	-	612,349	937,076	-		1,549,425	-	-	-		1,549,425
Policy benefits and losses, claims and loss expenses payable	-	380,824	-	-		380,824	274,797	137,841	-		793,462
Liabilities from investment contracts	-	-	-	-		-	-	280,479	-		280,479
Other policyholders' funds and liabilities	-	-	-	-		-	6,566	2,083	-		8,649
Deferred income	-	22,826	-	-		22,826	-	-	-		22,826
Deferred income taxes	205,527	-	-	-		205,527	(35,103)	(8,266)	(100)	(d)	162,058
Related party liabilities	-	1,273,000	-	(1,270,326)	(c)	2,674	1,897	182	(4,753)	(c)	-
Total liabilities	206,162	2,589,252	941,905	(1,270,326)		2,466,993	248,157	415,590	(4,853)		3,125,887

Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-		-	-	-	-		-
Series B preferred stock	-	-	-	-		-	-	-	-		-
Series A common stock	-	-	-	-		-	-	-	-		-
Common stock	10,497	540	1	(541)	(b)	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	421,615	121,230	147,941	(269,171)	(b)	421,615	89,620	26,271	(117,477)	(b,d)	420,029
Accumulated other comprehensive income (loss)	(72,441)	(70,250)	-	70,250	(b)	(72,441)	(2,132)	(59)	2,005	(b,d)	(72,627)
Retained earnings (deficit)	976,532	(455,667)	(315,731)	771,398	(b)	976,532	60,577	135,964	(196,170)	(b,d)	976,903
Cost of common shares in treasury, net	(525,653)	-	-	-		(525,653)	-	-	-		(525,653)
Unearned employee stock ownership plan shares	-	(5,132)	-	-		(5,132)	-	-	-		(5,132)
Total stockholders' equity (deficit)	810,550	(409,279)	(167,789)	571,936		805,418	151,366	164,676	(317,443)		804,017
Total liabilities and stockholders' equity	$1,016,712	$2,179,973	$774,116	$(698,390)		$3,272,411	$399,523	$580,266	$(322,296)		$3,929,904

(a) Balances as of June 30, 2009
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

(a) Balances as of December 31, 2008
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statement of operations by industry segment for the quarter ended September 30, 2009 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$427,637	$-	$-		$427,637	$-	$-	$(434)	(c)	$427,203
Self-storage revenues	-	27,101	311	-		27,412	-	-	-		27,412
Self-moving and self-storage products and service sales	-	55,522	-	-		55,522	-	-	-		55,522
Property management fees	-	4,478	-	-		4,478	-	-	-		4,478
Life insurance premiums	-	-	-	-		-	-	28,738	-		28,738
Property and casualty insurance premiums	-	-	-	-		-	7,046	-	-		7,046
Net investment and interest income	1,080	5,741	-	-		6,821	1,813	4,230	(325)	(b,e)	12,539
Other revenue	-	11,977	18,439	(19,874)	(b)	10,542	-	767	(323)	(b)	10,986
Total revenues	1,080	532,456	18,750	(19,874)		532,412	8,859	33,735	(1,082)		573,924

Costs and expenses:
Operating expenses	2,024	281,515	1,956	(19,874)	(b)	265,621	3,617	5,240	(748)	(b,c)	273,730
Commission expenses	-	51,098	-	-		51,098	-	-	-		51,098
Cost of sales	-	28,359	-	-		28,359	-	-	-		28,359
Benefits and losses	-	-	-	-		-	3,619	22,188	-		25,807
Amortization of deferred policy acquisition costs	-	-	-	-		-	-	2,296	-		2,296
Lease expense	22	40,306	3	-		40,331	-	-	(305)	(b)	40,026
Depreciation, net of (gains) losses on disposals	5	53,426	3,359	-		56,790	-	-	-		56,790
Total costs and expenses	2,051	454,704	5,318	(19,874)		442,199	7,236	29,724	(1,053)		478,106

Equity in earnings of subsidiaries	30,525	-	-	(26,849)	(d)	3,676	-	-	(3,676)	(d)	-

Earnings from operations	29,554	77,752	13,432	(26,849)		93,889	1,623	4,011	(3,705)		95,818
Interest income (expense)	24,110	(39,504)	(8,544)	-		(23,938)	-	-	-		(23,938)
Pretax earnings	53,664	38,248	4,888	(26,849)		69,951	1,623	4,011	(3,705)		71,880
Income tax expense	(8,944)	(14,167)	(2,120)	-		(25,231)	(568)	(1,390)	-		(27,189)
Net earnings	44,720	24,081	2,768	(26,849)		44,720	1,055	2,621	(3,705)		44,691
Excess carrying amount of preferred stock over consideration paid	-	-	-	-		-	-	-	48		48
Less: Preferred stock dividends	(3,241)	-	-	-		(3,241)	-	-	29	(e)	(3,212)
Earnings available to common shareholders	$41,479	$24,081	$2,768	$(26,849)		$41,479	$1,055	$2,621	$(3,628)		$41,527
(a) Balances for the quarter ended June 30, 2009
(b) Eliminate intercompany lease income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries
(e) Elimination of preferred stock dividend paid to affiliate

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statements of operations by industry for the quarter ended September 30, 2008 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$439,244	$-	$-		$439,244	$-	$-	$-		$439,244
Self-storage revenues	-	27,526	375	-		27,901	-	-	-		27,901
Self-moving and self-storage products and service sales	-	58,296	-	-		58,296	-	-	-		58,296
Property management fees	-	4,721	-	-		4,721	-	-	-		4,721
Life insurance premiums	-	-	-	-		-	-	27,099	-		27,099
Property and casualty insurance premiums	-	-	-	-		-	7,359	-	-		7,359
Net investment and interest income	1,093	6,918	-	-		8,011	2,326	5,008	(362)	(b,c)	14,983
Other revenue	-	11,384	17,458	(19,037)	(b)	9,805	-	2,409	(322)	(b)	11,892
Total revenues	1,093	548,089	17,833	(19,037)		547,978	9,685	34,516	(684)		591,495

Costs and expenses:
Operating expenses	1,907	283,001	2,136	(19,037)	(b)	268,007	4,009	5,447	(373)	(b,c)	277,090
Commission expenses	-	54,082	-	-		54,082	-	-	-		54,082
Cost of sales	-	32,642	-	-		32,642	-	-	-		32,642
Benefits and losses	-	-	-	-		-	3,476	21,395	-		24,871
Amortization of deferred policy acquisition costs	-	-	-	-		-	5	2,333	-		2,338
Lease expense	25	38,790	2	-		38,817	-	-	(301)	(b)	38,516
Depreciation, net of (gains) losses on disposals	4	63,374	3,056	-		66,434	-	-	-		66,434
Total costs and expenses	1,936	471,889	5,194	(19,037)		459,982	7,490	29,175	(674)		495,973

Equity in earnings of subsidiaries	29,914	-	-	(25,060)	(d)	4,854	-	-	(4,854)	(d)	-

Earnings from operations	29,071	76,200	12,639	(25,060)		92,850	2,195	5,341	(4,864)		95,522
Interest income (expense)	23,277	(37,775)	(10,442)	-		(24,940)	-	-	10	(c)	(24,930)
Pretax earnings	52,348	38,425	2,197	(25,060)		67,910	2,195	5,341	(4,854)		70,592
Income tax expense	(8,524)	(14,358)	(1,204)	-		(24,086)	(768)	(1,914)	-		(26,768)
Net earnings	43,824	24,067	993	(25,060)		43,824	1,427	3,427	(4,854)		43,824
Less: Preferred stock dividends	(3,241)	-	-	-		(3,241)	-	-	-		(3,241)
Earnings available to common shareholders	$40,583	$24,067	$993	$(25,060)		$40,583	$1,427	$3,427	$(4,854)		$40,583
(a) Balances for the quarter ended June 30, 2008
(b) Eliminate intercompany lease income
(c) Eliminate intercompany interest on debt
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statements of operations by industry for the six months ended September 30, 2009 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$800,892	$-	$-		$800,892	$-	$-	$(748)	(c)	$800,144
Self-storage revenues	-	53,759	657	-		54,416	-	-	-		54,416
Self-moving and self-storage products and service sales	-	113,344	-	-		113,344	-	-	-		113,344
Property management fees	-	8,928	-	-		8,928	-	-	-		8,928
Life insurance premiums	-	-	-	-		-	-	56,342	-		56,342
Property and casualty insurance premiums	-	-	-	-		-	13,261	-	-		13,261
Net investment and interest income	2,152	11,278	-	-		13,430	3,649	9,762	(622)	(b,e)	26,219
Other revenue	-	23,900	36,741	(39,566)	(b)	21,075	-	1,503	(649)	(b)	21,929
Total revenues	2,152	1,012,101	37,398	(39,566)		1,012,085	16,910	67,607	(2,019)		1,094,583

Costs and expenses:
Operating expenses	4,710	547,106	4,197	(39,566)	(b)	516,447	6,879	10,285	(1,380)	(b,c)	532,231
Commission expenses	-	95,509	-	-		95,509	-	-	-		95,509
Cost of sales	-	58,809	-	-		58,809	-	-	-		58,809
Benefits and losses	-	-	-	-		-	6,981	46,520	-		53,501
Amortization of deferred policy acquisition costs	-	-	-	-		-	-	4,213	-		4,213
Lease expense	36	79,868	5	-		79,909	-	-	(610)	(b)	79,299
Depreciation, net of (gains) losses on disposals	9	109,464	6,534	-		116,007	-	-	-		116,007
Total costs and expenses	4,755	890,756	10,736	(39,566)		866,681	13,860	61,018	(1,990)		939,569

Equity in earnings of subsidiaries	39,302	-	-	(33,040)	(d)	6,262	-	-	(6,262)	(d)	-

Earnings from operations	36,699	121,345	26,662	(33,040)		151,666	3,050	6,589	(6,291)		155,014
Interest income (expense)	47,521	(77,710)	(16,970)	-		(47,159)	-	-	-		(47,159)
Pretax earnings	84,220	43,635	9,692	(33,040)		104,507	3,050	6,589	(6,291)		107,855
Income tax expense	(17,068)	(16,079)	(4,208)	-		(37,355)	(1,068)	(2,309)	-		(40,732)
Net earnings	67,152	27,556	5,484	(33,040)		67,152	1,982	4,280	(6,291)		67,123
Excess carrying amount of preferred stock over consideration paid	-	-	-	-		-	-	-	371		371
Less: Preferred stock dividends	(6,482)	-	-	-		(6,482)	-	-	29	(e)	(6,453)
Earnings available to common shareholders	$60,670	$27,556	$5,484	$(33,040)		$60,670	$1,982	$4,280	$(5,891)		$61,041
(a) Balances for the six months ended June 30, 2009
(b) Eliminate intercompany lease income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries
(e) Elimination of preferred stock dividend paid to affiliate

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statements of operations by industry for the six months ended September 30, 2008 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$829,273	$-	$-		$829,273	$-	$-	$-		$829,273
Self-storage revenues	-	54,670	782	-		55,452	-	-	-		55,452
Self-moving and self-storage products and service sales	-	120,852	-	-		120,852	-	-	-		120,852
Property management fees	-	9,437	-	-		9,437	-	-	-		9,437
Life insurance premiums	-	-	-	-		-	-	54,016	-		54,016
Property and casualty insurance premiums	-	-	-	-		-	13,483	-	-		13,483
Net investment and interest income	2,236	12,792	-	-		15,028	5,092	10,197	(738)	(b,c)	29,579
Other revenue	-	22,234	35,294	(38,051)	(b)	19,477	-	3,366	(646)	(b)	22,197
Total revenues	2,236	1,049,258	36,076	(38,051)		1,049,519	18,575	67,579	(1,384)		1,134,289

Costs and expenses:
Operating expenses	4,519	550,669	4,336	(38,051)	(b)	521,473	6,860	11,219	(749)	(b,c)	538,803
Commission expenses	-	102,047	-	-		102,047	-	-	-		102,047
Cost of sales	-	67,627	-	-		67,627	-	-	-		67,627
Benefits and losses	-	-	-	-		-	7,307	42,439	-		49,746
Amortization of deferred policy acquisition costs	-	-	-	-		-	8	4,418	-		4,426
Lease expense	48	73,635	3	-		73,686	-	-	(602)	(b)	73,084
Depreciation, net of (gains) losses on disposals	9	125,285	6,078	-		131,372	-	-	-		131,372
Total costs and expenses	4,576	919,263	10,417	(38,051)		896,205	14,175	58,076	(1,351)		967,105

Equity in earnings of subsidiaries	46,798	-	-	(37,576)	(d)	9,222	-	-	(9,222)	(d)	-

Earnings from operations	44,458	129,995	25,659	(37,576)		162,536	4,400	9,503	(9,255)		167,184
Interest income (expense)	45,647	(73,129)	(21,325)	-		(48,807)	-	-	33	(c)	(48,774)
Pretax earnings	90,105	56,866	4,334	(37,576)		113,729	4,400	9,503	(9,222)		118,410
Income tax expense	(16,455)	(21,239)	(2,385)	-		(40,079)	(1,541)	(3,140)	-		(44,760)
Net earnings	73,650	35,627	1,949	(37,576)		73,650	2,859	6,363	(9,222)		73,650
Less: Preferred stock dividends	(6,482)	-	-	-		(6,482)	-	-	-		(6,482)
Earnings available to common shareholders	$67,168	$35,627	$1,949	$(37,576)		$67,168	$2,859	$6,363	$(9,222)		$67,168
(a) Balances for the quarter ended June 30, 2008
(b) Eliminate intercompany lease income
(c) Eliminate intercompany interest on debt
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating cash flow statements by industry segment for the six months ended September 30, 2009 are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$67,152	$27,556	$5,484	$(33,040)	$67,152	$1,982	$4,280	$(6,291)	$67,123
Earnings from consolidated entities	(39,302)	-	-	33,040	(6,262)	-	-	6,262	-
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	9	111,273	6,497	-	117,779	-	-	-	117,779
Amortization of deferred policy acquisition costs	-	-	-	-	-	-	4,213	-	4,213
Change in allowance for losses on trade receivables	-	398	-	-	398	-	(1)	-	397
Change in allowance for losses on mortgage notes	-	(6)	-	-	(6)	-	-	-	(6)
Change in allowance for inventory reserve	-	1,344	-	-	1,344	-	-	-	1,344
Net (gain) loss on sale of real and personal property	-	(1,809)	37	-	(1,772)	-	-	-	(1,772)
Net (gain) loss on sale of investments	-	-	-	-	-	27	(428)	-	(401)
Deferred income taxes	38,038	-	-	-	38,038	870	1,523	-	40,431
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	1,637	-	-	1,637	11,826	(1,546)	-	11,917
Inventories	-	7,334	-	-	7,334	-	-	-	7,334
Prepaid expenses	(963)	(2,005)	(429)	-	(3,397)	-	-	-	(3,397)
Capitalization of deferred policy acquisition costs	-	-	-	-	-	-	(6,533)	-	(6,533)
Other assets	-	6,602	807	-	7,409	131	(73)	-	7,467
Related party assets	339	6,945	(17)	-	7,267	214	-	-	7,481
Accounts payable and accrued expenses	(1,027)	3,589	(2,688)	-	(126)	-	(5,767)	-	(5,893)
Policy benefits and losses, claims and loss expenses payable	-	20,382	-	-	20,382	(13,652)	5,261	-	11,991
Other policyholders' funds and liabilities	-	-	-	-	-	(3,210)	(101)	-	(3,311)
Deferred income	-	(1,946)	-	-	(1,946)	-	-	-	(1,946)
Related party liabilities	-	(121)	-	-	(121)	(491)	61	-	(551)
Net cash provided (used) by operating activities	64,246	181,173	9,691	-	255,110	(2,303)	889	(29)	253,667

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(2)	(174,813)	(12,691)	-	(187,506)	-	-	-	(187,506)
Short term investments	-	-	-	-	-	(49,589)	(94,717)	-	(144,306)
Fixed maturities investments	-	-	-	-	-	(17,753)	(59,353)	-	(77,106)
Preferred stock	-	-	-	-	-	-	-	-	-
Real estate	-	(204)	(308)	-	(512)	46	-	-	(466)
Mortgage loans	-	(424)	-	-	(424)	(50)	(51)	-	(525)
Proceeds from sales of:
Property, plant and equipment	-	99,541	1,080	-	100,621	-	-	-	100,621
Short term investments	-	-	-	-	-	58,457	100,850	-	159,307
Fixed maturities investments	-	-	-	-	-	15,036	68,631	-	83,667
Preferred stock	-	-	-	-	-	1,724	512	-	2,236
Mortgage loans	-	-	-	-	-	35	4,018	-	4,053
Payments from notes and mortgage receivables	-	123	341	-	464	-	-	-	464
Net cash provided (used) by investing activities	(2)	(75,777)	(11,578)	-	(87,357)	7,906	19,890	-	(59,561)
	(page 1 of 2)
(a) Balance for the period ended June 30, 2009

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the six months ended September 30, 2009 are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	-	25,712	26,209	-	51,921	-	-	-		51,921
Principal repayments on credit facilities	-	(59,660)	(13,035)	-	(72,695)	-	-	-		(72,695)
Debt issuance costs	-	(100)	(177)	-	(277)	-	-	-		(277)
Capital lease payments	-	(1,168)	-	-	(1,168)	-	-	-		(1,168)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	533	-	-	533	-	-	-		533
Proceeds from (repayment of) intercompany loans	(57,706)	68,816	(11,110)	-	-	-	-	-		-
Preferred stock dividends paid	(6,482)	-	-	-	(6,482)	-	-	29	(b)	(6,453)
Investment contract deposits	-	-	-	-	-	-	5,564	-		5,564
Investment contract withdrawals	-	-	-	-	-	-	(28,417)	-		(28,417)
Net cash provided (used) by financing activities	(64,188)	34,133	1,887	-	(28,168)	-	(22,853)	29		(50,992)

Effects of exchange rate on cash	-	1,250	-	-	1,250	-	-	-		1,250

Increase (decrease) in cash and cash equivalents	56	140,779	-	-	140,835	5,603	(2,074)	-		144,364
Cash and cash equivalents at beginning of period	38	213,040	-	-	213,078	19,197	8,312	-		240,587
Cash and cash equivalents at end of period	$94	$353,819	$-	$-	$353,913	$24,800	$6,238	$-		$384,951
	(page 2 of 2)
(a) Balance for the period ended June 30, 2009
(b) Elimination of preferred stock dividend paid to affiliate

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating cash flow statements by industry segment for the six months ended September 30, 2008 are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$73,650	$35,627	$1,949	$(37,576)	$73,650	$2,859	$6,363	$(9,222)	$73,650
Earnings from consolidated entities	(46,798)	-	-	37,576	(9,222)	-	-	9,222	-
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	9	115,833	6,078	-	121,920	-	-	-	121,920
Amortization of deferred policy acquisition costs	-	-	-	-	-	8	4,418	-	4,426
Change in provision for losses on trade receivables	-	(104)	-	-	(104)	-	58	-	(46)
Change in provision for losses on mortgage notes	-	(20)	-	-	(20)	-	-	-	(20)
Change in provision for inventory reserve	-	857	-	-	857	-	-	-	857
Net loss on sale of real and personal property	-	9,452	-	-	9,452	-	-	-	9,452
Net (gain) loss on sale of investments	-	-	-	-	-	(72)	73	-	1
Deferred income taxes	37,380	-	-	-	37,380	841	3,768	-	41,989
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	879	-	-	879	5,669	(180)	-	6,368
Inventories	-	(12,856)	-	-	(12,856)	-	-	-	(12,856)
Prepaid expenses	3,366	(4,961)	(167)	-	(1,762)	-	-	-	(1,762)
Capitalization of deferred policy acquisition costs	-	-	-	-	-	7	(4,894)	-	(4,887)
Other assets	(1)	6,883	871	-	7,753	399	163	-	8,315
Related party assets	3,432	3,735	(45)	-	7,122	4,127	-	-	11,249
Accounts payable and accrued expenses	1,040	1,639	354	-	3,033	-	(1,594)	-	1,439
Policy benefits and losses, claims and loss expenses payable	-	5,419	-	-	5,419	(14,746)	(3,490)	-	(12,817)
Other policyholders' funds and liabilities	-	-	-	-	-	211	(957)	-	(746)
Deferred income	-	539	-	-	539	-	-	-	539
Related party liabilities	-	(1,820)	-	-	(1,820)	121	60	-	(1,639)
Net cash provided (used) by operating activities	72,078	161,102	9,040	-	242,220	(576)	3,788	-	245,432

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(1)	(206,866)	(18,129)	-	(224,996)	-	-	-	(224,996)
Short term investments	-	-	-	-	-	(75,810)	(140,543)	-	(216,353)
Fixed maturities investments	-	-	-	-	-	(4,018)	(111,106)	-	(115,124)
Preferred stock	-	-	-	-	-	-	(2,001)		(2,001)
Real estate	-	(8)	-	-	(8)	(342)	-	-	(350)
Mortgage loans	-	-	(368)	-	(368)	-	(8,943)	-	(9,311)
Proceeds from sales of:
Property, plant and equipment	-	79,963	842	-	80,805	-	-	-	80,805
Short term investments	-	-	-	-	-	32,566	149,833	-	182,399
Fixed maturities investments	-	-	-	-	-	47,852	125,818	-	173,670
Equity securities	-	-	-	-	-	-	27	-	27
Real estate	-	-	704	-	704	-	-	-	704
Mortgage loans	-	-	-	-	-	12	2,810	-	2,822
Payments from notes and mortgage receivables	-	24	-	-	24	-	-	-	24
Net cash provided (used) by investing activities	(1)	(126,887)	(16,951)	-	(143,839)	260	15,895	-	(127,684)
	(page 1 of 2)
(a) Balance for the period ended June 30, 2008

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the six months ended September 30, 2008 are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	-	82,016	53,314	-	135,330	-	-	-	135,330
Principal repayments on credit facilities	-	(59,507)	(14,813)	-	(74,320)	-	-	-	(74,320)
Debt issuance costs	-	(360)	-	-	(360)	-	-	-	(360)
Capital lease payments	-	(348)	-	-	(348)	-	-	-	(348)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	631	-	-	631	-	-	-	631
Repurchase of stock	(659)	-	-	-	(659)	-	-	-	(659)
Proceeds from (repayment of) intercompany loans	(66,946)	97,536	(30,590)	-	-	-	-	-	-
Preferred stock dividends paid	(6,482)	-	-	-	(6,482)	-	-	-	(6,482)
Net dividend from related party	2,010	-	-	-	2,010	-	-	-	2,010
Investment contract deposits	-	-	-	-	-	-	9,561	-	9,561
Investment contract withdrawals	-	-	-	-	-	-	(26,921)	-	(26,921)
Net cash provided (used) by financing activities	(72,077)	119,968	7,911	-	55,802	-	(17,360)	-	38,442

Effects of exchange rate on cash	-	318	-	-	318	-	-	-	318

Increase in cash and cash equivalents	-	154,501	-	-	154,501	(316)	2,323	-	156,508
Cash and cash equivalents at beginning of period	30	191,220	-	-	191,250	6,848	8,524	-	206,622
Cash and cash equivalents at end of period	$30	$345,721	$-	$-	$345,751	$6,532	$10,847	$-	$363,130
	(page 2 of 2)
(a) Balance for the period ended June 30, 2008

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

12. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended September 30, 2009
Total revenues	$536,621	$37,303	$573,924
Depreciation and amortization, net of (gains) losses on disposals	57,548	1,538	59,086
Interest expense	23,784	154	23,938
Pretax earnings	66,458	5,422	71,880
Income tax expense	25,345	1,844	27,189
Identifiable assets	3,814,477	115,427	3,929,904

Quarter ended September 30, 2008
Total revenues	$554,099	$37,396	$591,495
Depreciation and amortization, net of (gains) losses on disposals	66,455	2,317	68,772
Interest expense	24,755	175	24,930
Pretax earnings	66,604	3,988	70,592
Income tax expense	25,412	1,356	26,768
Identifiable assets	3,875,527	101,969	3,977,496

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Six months ended September 30, 2009
Total revenues	$1,027,508	$67,075	$1,094,583
Depreciation and amortization, net of (gains) losses on disposals	116,935	3,285	120,220
Interest expense	46,865	294	47,159
Pretax earnings	99,529	8,326	107,855
Income tax expense	37,900	2,832	40,732
Identifiable assets	3,814,477	115,427	3,929,904

Six months ended September 30, 2008
Total revenues	$1,062,847	$71,442	$1,134,289
Depreciation and amortization, net of (gains) losses on disposals	130,992	4,806	135,798
Interest expense	48,428	346	48,774
Pretax earnings	112,189	6,221	118,410
Income tax expense	42,644	2,116	44,760
Identifiable assets	3,875,527	101,969	3,977,496

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

13. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended September 30,
	2009	2008
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$105	$103
Interest cost on accumulated postretirement benefit	150	134
Other components	(26)	(23)
Net periodic postretirement benefit cost	$229	$214

	Six Months Ended September 30,
	2009	2008
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$210	$206
Interest cost on accumulated postretirement benefit	301	268
Other components	(52)	(47)
Net periodic postretirement benefit cost	$459	$427

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Effective April 1, 2008, assets and liabilities recorded at fair value on the condensed consolidated balance sheets were measured and classified based upon a three tiered approach to valuation. ASC 820 - Fair Value Measurements and Disclosures (“ASC 820”) requires that financial assets and liabilities recorded at fair value be classified and disclosed in one of the following three categories:

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table represents the financial assets and liabilities on the condensed consolidated balance sheet at September 30, 2009, that are subject to ASC 820 and the valuation approach applied to each of these items.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited)
	(In thousands)
Assets
Short-term investments	$436,636	$436,636	$-	$-
Fixed maturities - available for sale	509,500	489,623	17,484	2,393
Preferred stock	15,391	15,391	-	-
Common stock	10	10	-	-
Less: Preferred stock of AMERCO held by RepWest	(1,501)	(1,501)	-	-
Total	$960,036	$940,159	$17,484	$2,393

Liabilities
Guaranteed residual values of TRAC leases	$-	$-	$-	$-
Derivatives	61,310	-	61,310	-
Total	$61,310	$-	$61,310	$-

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table represents the fair value measurements at September 30, 2009 using significant unobservable inputs (Level 3).

	Fixed Maturities - Auction Rate Securities	Fixed Maturities - Asset Backed Securities	Common Stock	Total
	(Unaudited)
	(In thousands)
Balance at March 31, 2009	$2,413	$-	$5	$2,418
Transfers into Level 3 (a)	-	363	-	363
Fixed Maturities - Auction Rate Securities gain (unrealized)	158	-	-	158
Sale of securities	-	-	(5)	(5)
Balance at June 30, 2009	2,571	363	-	2,934
Fixed Maturities - Auction Rate Securities gain (unrealized)	6	-	-	6
Securities called at par	(222)	-	-	(222)
Fixed Maturities - Asset Backed Securities loss (realized)	-	(106)	-	(106)
Fixed Maturities - Asset Backed Securities loss (unrealized)	-	(219)	-	(219)
Balance at September 30, 2009	$2,355	$38	$-	$2,393

(a) Reflects the transfer of asset backed securities for which no meaningful market rate bids are currently available. The valuation of these assets was based on a pricing matrix system as determined by the custodian of these securities.

ITEM 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our results of operations for the second quarter and first six months of fiscal 2010, compared with the second quarter and first six months of fiscal 2009, which is followed by an analysis of changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources and Disclosures about Contractual Obligations and Commercial Commitments. We conclude this MD&A by discussing our outlook for the remainder of fiscal 2010.

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

eMove is an online marketplace that connects consumers to independent Moving Help™ service providers and over 4,700 independent Self-Storage Affiliates. Our network of customer-rated affiliates provides pack and load help, cleaning help, self-storage and similar services, all over North America. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

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

Property and Casualty Insurance Operating Segment

Our Property and Casualty Insurance segment provides loss adjusting and claims handling for U-Haul through regional offices across North America. Property and Casualty Insurance also underwrites components of the Safemove, Safetow and Safestor protection packages to U-Haul customers. We continue to focus on increasing the penetration of these products into the market. The business plan for Property and Casualty Insurance includes offering property and casualty products in other U-Haul related programs.

Life Insurance Operating Segment

Our Life Insurance segment provides life and health insurance products primarily to the senior market through the direct writing or reinsuring of life insurance, Medicare supplement and annuity policies.

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

Principles of Consolidation

The Company applies ASC 810 - Consolidation (“ASC 810”) in its principles of consolidation. ASC 810 addresses arrangements where a company does not hold a majority of the voting or similar interests of a variable interest entity (“VIE”). A company is required to consolidate a VIE if it has determined it is the primary beneficiary. ASC 810 also addresses the policy when a company owns a majority of the voting or similar rights and exercises effective control.

As promulgated by ASC 810, a VIE is not self-supportive due to having one or both of the following conditions: a) it has an insufficient amount of equity for it to finance its activities without receiving additional subordinated financial support or b) its owners do not hold the typical risks and rights of equity owners. This determination is made upon the creation of a variable interest and can be re-assessed should certain changes in the operations of a VIE, or its relationship with the primary beneficiary trigger a reconsideration under the provisions of ASC 810. After a triggering event occurs the most recent facts and circumstances are utilized in determining whether or not a company is a VIE, which other company(s) have a variable interest in the entity, and whether or not the company’s interest is such that it is the primary beneficiary.

In fiscal 2003 and fiscal 2002, SAC Holdings were considered special purpose entities and were consolidated based on the provisions of EITF Issue 90-15, Impact of Nonsubstantive Lessors, Residual Value Guarantees and Other Provisions in Leasing Transactions, (“EITF 90-15”). In fiscal 2004, the Company evaluated its interests in SAC Holdings utilizing the guidance promulgated in ASC 810 - Consolidation. The Company concluded that SAC Holdings were VIE’s and that the Company was the primary beneficiary. Accordingly, the Company continued to include SAC Holdings in its consolidated financial statements.

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

The condensed consolidated balance sheets as of September 30, 2009 and March 31, 2009 include the accounts of AMERCO and its wholly-owned subsidiaries. The September 30, 2009 and 2008 condensed consolidated statements of operations and cash flows include the accounts of AMERCO and its wholly-owned subsidiaries.

Recoverability of Property, Plant and Equipment

Property, plant and equipment are stated at cost. Interest expense incurred during the initial construction of buildings and rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes using the straight-line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. The Company follows the deferral method of accounting based on ASC 908 - Airlines (“ASC 908”) for major overhauls in which engine overhauls are capitalized and amortized over five years and transmission overhauls are capitalized and amortized over three years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation expense when realized. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., minimize gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed.

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

In fiscal 2006, management performed an analysis of the expected economic value of new rental trucks and determined that additions to the fleet resulting from purchase should be depreciated on an accelerated method based upon a declining formula. The salvage value and useful life assumptions of the rental truck fleet remain unchanged. Under the declining balances method (2.4 times declining balance), the book value of a rental truck is reduced approximately 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively and then reduced on a straight line basis an additional 10% by the end of year fifteen. Whereas, a standard straight line approach would reduce the book value by approximately 5.3% per year over the life of the truck. For the affected equipment, the accelerated depreciation was $13.2 million and $14.0 million greater than what it would have been if calculated under a straight line approach for the second quarter of fiscal 2010 and 2009, respectively and $26.0 million and $28.0 million for the first six months of fiscal 2010 and 2009, respectively.

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

Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities (“ASC 320”) to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment including but not limited to: ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. The Company’s insurance subsidiaries recognized $0.3 million and $0.1 million in other-than-temporary impairments for the second quarter of fiscal 2010 and 2009, respectively and $0.4 million and $0.2 million for the first six months of fiscal 2010 and 2009, respectively.

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

Subsequent Events

On November 2, 2009, the Board declared a regular quarterly cash dividend of $0.53125 per share on the Company’s Series A Preferred Stock. The dividend will be payable December 1, 2009 to holders of record on November 16, 2009.

The Company’s management has evaluated subsequent events occurring after September 30, 2009, the date of our most recent balance sheet date, and November 3, 2009 the date our financial statements were available to be issued. Other then the preferred stock dividend we do not believe any subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

Adoption of New Accounting Pronouncements

ASC 105 - Generally Accepted Accounting Principles (“ASC 105”) established the FASB Accounting Standards Codification (“ASC”) also known collectively as the “Codification”, which supersedes all existing accounting standard documents and has become the single source of authoritative non-governmental U.S. GAAP. All other accounting literature not included in the Codification is considered non-authoritative. The Codification was implemented on July 1, 2009 and became effective for interim and annual periods ending after September 15, 2009. All accounting references have been updated, and therefore previous accounting standard references have been replaced with ASC references.

ASC 820 - Fair Value Measurements and Disclosures (“ASC 820”) provides guidelines for a broad interpretation of when to apply market-based fair value measurements. ASC 820 reaffirms management's need to use judgment to determine when a market that was once active has become inactive and in determining fair values in markets that are no longer active. The Company adopted the provisions of this statement in the first quarter of fiscal 2010 and it did not have a material impact on our financial statements.

ASC 320 - Investments - Debt and Equity Securities (“ASC 320”) segregates credit and noncredit components of impaired debt securities that are not expected to be sold. Impairments will continue to be measured at fair value with credit losses recognized in earnings and non-credit losses recognized in other comprehensive income. ASC 320 also requires some additional disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The Company adopted the provisions of this statement in the first quarter of fiscal 2010 and it did not have a material impact on our financial statements.

ASC 825 - Financial Instruments (“ASC 825”) and ASC 270 - Interim Reporting (“ASC 270”) increased the frequency of fair value disclosures to a quarterly instead of annual basis. ASC 825 and ASC 270 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. The Company adopted the provisions of these statements in the first quarter of fiscal 2010 and they did not have a material impact on our financial statements.

ASC 805 - Business Combinations (“ASC 805”) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. ASC 805 also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. The Company adopted the provisions of this statement in the first quarter of fiscal 2010 and it did not have a material impact on our financial statements.

ASC 810 - Consolidation (“ASC 810”) clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. ASC 810 changes the way the consolidated income statement is presented by requiring net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the income statement. The Company adopted the provisions of this statement in the first quarter of fiscal 2010 and it did not have a material impact on our financial statements.

ASC 855 - Subsequent Events (“ASC 855”) provides guidance on management’s assessment of subsequent events and incorporates this guidance into accounting literature. The Company adopted the provisions of this statement in the first quarter of fiscal 2010.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 (“SFAS 166”). It has not yet been included in the Codification. This statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement is to address (1) practices that have developed since the issuance of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of SFAS 140, and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS 166 is effective for fiscal years beginning after November 15, 2009. Early adoption of SFAS 166 is not permitted. This statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. The Company does not believe that the adoption of this statement will have a material impact on our financial statements.

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R) (“SFAS167”). It has not yet been included in the Codification. This statement is to improve financial reporting by enterprises involved with variable interest entities. This statement is to address (1) the effects on certain provisions of FIN 46(R) as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under FIN 46(R) do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. Early adoption of SFAS 167 is not permitted.

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended September 30, 2009 compared with the Quarter Ended September 30, 2008

Listed below on a consolidated basis are revenues for our major product lines for the second quarter of fiscal 2010 and the second quarter of fiscal 2009:

	Quarter Ended September 30,
	2009	2008
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$427,203	$439,244
Self-storage revenues	27,412	27,901
Self-moving and self-storage products and service sales	55,522	58,296
Property management fees	4,478	4,721
Life insurance premiums	28,738	27,099
Property and casualty insurance premiums	7,046	7,359
Net investment and interest income	12,539	14,983
Other revenue	10,986	11,892
Consolidated revenue	$573,924	$591,495

Self-moving equipment rental revenues decreased $12.0 million during the second quarter of fiscal 2010, compared with the second quarter of fiscal 2009. Results were driven primarily by a decline in one-way moving revenues. The average revenue per one-way transaction decreased compared with the second quarter of fiscal 2009. Total truck rental transactions increased for the quarter with growth in both one-way and In-Town activity. Foreign currency exchange rates between the United States and Canada negatively affected our translated U.S. dollar reported revenues in the second quarter of fiscal 2010 compared with the same period last year.

Self-storage revenues decreased $0.5 million during the second quarter of fiscal 2010, compared with the second quarter of fiscal 2009 due to a decline in the number of occupied rooms.

Sales of self-moving and self-storage products and services decreased $2.8 million during the second quarter of fiscal 2010, compared with the second quarter of fiscal 2009. A significant portion of the decrease was related to propane sales that trended down along with the cost of propane. Measured on a volume basis, propane sales increased during the quarter; however, the significant decline in the cost of propane more than offset this volume increase.

Life insurance premiums increased $1.6 million during the second quarter of fiscal 2010, compared with the second quarter of fiscal 2009 primarily as a result of increased sales of its final expense life insurance product.

Net investment and interest income decreased $2.4 million during the second quarter of fiscal 2010, compared with the second quarter of fiscal 2009 as a result of reduced investment yields on short-term invested asset balances.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $573.9 million in the second quarter of fiscal 2010, compared with $591.5 million in the second quarter of fiscal 2009.

Listed below are revenues and earnings from operations at each of our operating segments for the second quarter of fiscal 2010 and the second quarter of fiscal 2009. The insurance companies second quarters ended June 30, 2009 and 2008.

	Quarter Ended September 30,
	2009	2008
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$532,412	$547,978
Earnings from operations	93,889	92,850
Property and casualty insurance
Revenues	8,859	9,685
Earnings from operations	1,623	2,195
Life insurance
Revenues	33,735	34,516
Earnings from operations	4,011	5,341
Eliminations
Revenues	(1,082)	(684)
Earnings from operations	(3,705)	(4,864)
Consolidated results
Revenues	573,924	591,495
Earnings from operations	95,818	95,522

Total costs and expenses decreased $17.9 million during the second quarter of fiscal 2010, compared with the second quarter of fiscal 2009. Commission and cost of sales expenses decreased in relation to their associated revenue declines.  Operating expenses for Moving and Storage decreased $2.4 million. Lease expense increased $1.5 million while depreciation expense decreased $9.6 million. These two fluctuations are related to our fleet financing decisions combined with a moderation of our equipment rotation program in fiscal 2010. Included in depreciation was a $7.9 million improvement in the gain on the disposal of equipment for the quarter compared with the same period last year.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $95.8 million in the second quarter of fiscal 2010, compared with $95.5 million for the second quarter of fiscal 2009.

Interest expense for the second quarter of fiscal 2010 was $23.9 million, compared with $24.9 million in the second quarter of fiscal 2009.

Income tax expense was $27.2 million in the second quarter of fiscal 2010, compared with $26.8 million in second quarter of fiscal 2009 due to an increase in pretax earnings for the second quarter of fiscal 2010.

In the second quarter of fiscal 2010, the Company recognized an excess carrying amount on the purchase of Series A Preferred Stock by RepWest of $0.1 million as required by ASC 260 - Earnings Per Share.

Dividends accrued on our Series A Preferred Stock were $3.2 million for the second quarter of fiscal 2010 and 2009.

As a result of the above mentioned items, earnings available to common shareholders were $41.5 million in the second quarter of fiscal 2010, compared with $40.6 million in the second quarter of fiscal 2009.

The weighted average common shares outstanding basic and diluted were 19,382,101 in the second quarter of fiscal 2010, compared with 19,351,322 in the second quarter of fiscal 2009.

Basic and diluted earnings per share in the second quarter of fiscal 2010 were $2.14, compared with $2.10 for the second quarter of fiscal 2009.

Moving and Storage

Quarter Ended September 30, 2009 compared with the Quarter Ended September 30, 2008

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the second quarter of fiscal 2010 and the second quarter of fiscal 2009:
	Quarter Ended September 30,
	2009	2008
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$427,637	$439,244
Self-storage revenues	27,412	27,901
Self-moving and self-storage products and service sales	55,522	58,296
Property management fees	4,478	4,721
Net investment and interest income	6,821	8,011
Other revenue	10,542	9,805
Moving and Storage revenue	$532,412	$547,978

Self-moving equipment rental revenues decreased $11.6 million during the second quarter of fiscal 2010, compared with the second quarter of fiscal 2009. Results were driven primarily by a decline in one-way moving revenues. The average revenue per one-way transaction decreased compared with the second quarter of fiscal 2009. Total truck rental transactions increased for the quarter with growth in both one-way and In-Town activity. Foreign currency exchange rates between the United States and Canada negatively affected our translated U.S. dollar reported revenues in the second quarter of fiscal 2010 compared with the same period last year.

Self-storage revenues decreased $0.5 million during the second quarter of fiscal 2010, compared with the second quarter of fiscal 2009 due to a decline in the number of occupied rooms.

Sales of self-moving and self-storage products and services decreased $2.8 million during the second quarter of fiscal 2010, compared with the second quarter of fiscal 2009. A significant portion of the decrease was related to propane sales that trended down along with the cost of propane. Measured on a volume basis, propane sales increased during the quarter; however, the significant decline in the cost of propane more than offset this volume increase.

Net investment and interest income decreased $1.2 million during the second quarter of fiscal 2010, compared with the second quarter of fiscal 2009 as a result of reduced investment yields on short-term invested asset balances.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations is as follows:

	Quarter Ended September 30,
	2009	2008
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of September 30	141	134
Square footage as of September 30	11,412	10,788
Average number of rooms occupied	108	109
Average occupancy rate based on room count	77.2%	81.8%
Average square footage occupied	8,975	8,979

Total costs and expenses decreased $17.8 million during the second quarter of fiscal 2010, compared with the second quarter of fiscal 2009. Commission and cost of sales expenses decreased in relation to their associated revenue declines. Lease expense increased $1.5 million while depreciation expense decreased $9.6 million. Included in depreciation was a $7.9 million improvement in the gain on the disposal of equipment for the quarter compared with the same period last year.

Equity in the earnings of AMERCO’s insurance subsidiaries decreased $1.2 million in the second quarter of fiscal 2010, compared with the second quarter of fiscal 2009.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $93.9 million in the second quarter of fiscal 2010, compared with $92.9 million in the second quarter of fiscal 2009.

Republic Western Insurance Company

Quarter Ended June 30, 2009 compared with the Quarter Ended June 30, 2008

Net premiums were $7.0 million and $7.4 million for the second quarters ended June 30, 2009 and 2008, respectively.

Net investment income was $1.8 million and $2.3 million for the second quarters ended June 30, 2009 and 2008, respectively. The reduction was due to lower rates on short-term investments.

Net operating expenses were $3.6 million and $4.0 million for the second quarters ended June 30, 2009 and 2008, respectively.

Benefits and losses incurred were $3.6 million and $3.5 million for the second quarters ended June 30, 2009 and 2008, respectively.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $1.6 million and $2.2 million for the second quarters ended June 30, 2009 and 2008, respectively.

Oxford Life Insurance Company

Quarter Ended June 30, 2009 compared with the Quarter Ended June 30, 2008

Net premiums were $28.7 million and $27.1 million for the second quarters ended June 30, 2009 and 2008, respectively. Medicare supplement premiums decreased by $1.5 million due to lapses in excess of new sales and rate increases. Annuities decreased by $1.2 million due to the reclassification of non-life contingent supplementary contracts. Life insurance premiums increased by $4.6 million as a result of new sales from distribution expansion.

Net investment income was $4.2 million and $5.0 million for the second quarters ended June 30, 2009 and 2008, respectively. The decrease was due to a net reduction in invested assets and lower investment yields on short term funds.

Other income was $0.8 million and $2.4 million for the second quarters ended June 30, 2009 and 2008, respectively. The decrease was due to the settlement of an arbitration in 2008 related to the acquisition of DGLIC.

Net operating expenses were $5.2 million and $5.4 million for the second quarters ended June 30, 2009 and 2008, respectively. The decrease was primarily attributable to a reduction of expenses for the credit segment and a reduction of Medicare supplement commissions due to lower collected premiums as compared to the prior year.

Benefits incurred were $22.2 million and $21.4 million for the second quarters ended June 30, 2009 and 2008, respectively. The increase was primarily the result of an increase in reserves for the life business of $4.1 million in 2009 due to increased sales volume offset by a decrease of $1.5 million in Medicare supplement benefit payments due to policy decrements and $1.6 million decrease in annuities due to the reclassification on non-life contingent supplementary contracts.

Amortization of deferred acquisition costs (“DAC”) and the value of business acquired (“VOBA”) was $2.3 million for the second quarters ended June 30, 2009 and 2008.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $4.0 million and $5.3 million for the second quarters ended June 30, 2009 and 2008, respectively.

AMERCO and Consolidated Entities

Six Months Ended September 30, 2009 compared with the Six Months Ended September 30, 2008

Listed below on a consolidated basis are revenues for our major product lines for the first six months of fiscal 2010 and the first six months of fiscal 2009:

	Six Months Ended September 30,
	2009	2008
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$800,144	$829,273
Self-storage revenues	54,416	55,452
Self-moving and self-storage products and service sales	113,344	120,852
Property management fees	8,928	9,437
Life insurance premiums	56,342	54,016
Property and casualty insurance premiums	13,261	13,483
Net investment and interest income	26,219	29,579
Other revenue	21,929	22,197
Consolidated revenue	$1,094,583	$1,134,289

Self-moving equipment rental revenues decreased $29.1 million during the first six months of fiscal 2010, compared with the first six months of fiscal 2009.  Declines in one-way moving revenues resulting from fewer transactions in the first quarter of fiscal 2010 combined with lower average revenue per one-way transaction were primarily responsible for the decrease.  Total truck rental transactions increased for the first six months of fiscal 2010 with growth from In-Town activity.  Foreign currency exchange rates between the United States and Canada negatively affected our translated U.S. dollar reported revenues during the first six months of fiscal 2010 compared with the same period last year.

Self-storage revenues decreased $1.0 million during the first six months of fiscal 2010, compared with the first six months of fiscal 2009 due to a decline in the number of occupied rooms.

Sales of self-moving and self-storage products and services decreased $7.5 million during the first six months of fiscal 2010, compared with the first six months of fiscal 2009.  A significant portion of the decrease was related to propane sales that trended down along with the cost of propane.  Measured on a volume basis, propane sales increased during the six months; however, the significant decline in the cost of propane more than offset this volume increase.

Life insurance premiums increased $2.3 million during the first six months of fiscal 2010, compared with the first six months of fiscal 2009 primarily as a result of increased sales of its final expense life insurance product.

Net investment and interest income decreased $3.4 million during the first six months of fiscal 2010, compared with the first six months of fiscal 2009 as a result of reduced investment yields on short-term invested asset balances.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $1,094.6 million in the first six months of fiscal 2010, as compared with $1,134.3 million in the first six months of fiscal 2009.

Listed below are revenues and earnings from operations at each of our operating segments for the first six months of fiscal 2010 and the first six months of fiscal 2009. The insurance companies first six months ended June 30, 2009 and 2008.

	Six Months Ended September 30,
	2009	2008
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,012,085	$1,049,519
Earnings from operations	151,666	162,536
Property and casualty insurance
Revenues	16,910	18,575
Earnings from operations	3,050	4,400
Life insurance
Revenues	67,607	67,579
Earnings from operations	6,589	9,503
Eliminations
Revenues	(2,019)	(1,384)
Earnings from operations	(6,291)	(9,255)
Consolidated results
Revenues	1,094,583	1,134,289
Earnings from operations	155,014	167,184

Total costs and expenses decreased $27.5 million during the first six months of fiscal 2010, compared with the first six months of fiscal 2009. Commission and cost of sales expenses decreased in relation to their associated revenue declines.  Operating expenses for Moving and Storage decreased $5.0 million. Lease expense increased $6.2 million while depreciation expense decreased $15.4 million. These two fluctuations are related to our fleet financing decisions combined with a moderation of our equipment rotation program in fiscal 2010. Included in depreciation was an $11.2 million improvement in the gain on the disposal of equipment for the six months compared with the same period last year.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $155.0 million in the first six months of fiscal 2010, as compared with $167.2 million in the first six months of fiscal 2009.

Interest expense in the first six months of fiscal 2010 was $47.2 million, as compared with $48.8 million in the first six months of fiscal 2009.

Income tax expense was $40.7 million in the first six months of fiscal 2010, as compared with $44.8 million in first six months of fiscal 2009 in part due to lower pretax earnings for the first six months of fiscal 2010.

For the six months of fiscal 2010, the Company recognized an excess carrying amount on the purchase of Series A Preferred Stock by RepWest of $0.4 million as required by ASC 260 - Earnings Per Share.

Dividends accrued on our Series A preferred stock were $6.5 million for the first six months of fiscal 2010 and 2009.

As a result of the above mentioned items, earnings available to common shareholders were $61.0 million in the first six months of fiscal 2010, compared with $67.2 million in the first six months of fiscal 2009.

The weighted average common shares outstanding basic and diluted were 19,375,846 in first six months of fiscal 2010, compared with 19,346,943 in the first six months of fiscal 2009.

Basic and diluted earnings per common share in the first six months of fiscal 2010 were $3.15, compared with $3.47 in the first six months of fiscal 2009.

Moving and Storage

Six Months Ended September 30, 2009 compared with the Six Months Ended September 30, 2008

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first six months of fiscal 2010 and the first six months of fiscal 2009:

	Six Months Ended September 30,
	2009	2008
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$800,892	$829,273
Self-storage revenues	54,416	55,452
Self-moving and self-storage products and service sales	113,344	120,852
Property management fees	8,928	9,437
Net investment and interest income	13,430	15,028
Other revenue	21,075	19,477
Moving and Storage revenue	$1,012,085	$1,049,519

Self-moving equipment rental revenues decreased $28.4 million during the first six months of fiscal 2010, compared with the first six months of fiscal 2009. Results were driven primarily by a decline in one-way moving revenues. The average revenue per one-way transaction decreased compared with the first six months of fiscal 2009. Total truck rental transactions increased for the first six months of fiscal 2010 with growth in both one-way and In-Town activity.  Foreign currency exchange rates between the United States and Canada negatively affected our translated U.S. dollar reported revenues during the first six months of fiscal 2010 compared with the same period last year.

Self-storage revenues decreased $1.0 million during the first six months of fiscal 2010, compared with the first six months of fiscal 2009 due to a decline in the number of occupied rooms.

Sales of self-moving and self-storage products and services decreased $7.5 million during the first six months of fiscal 2010, compared with the first six months of fiscal 2009.  A significant portion of the decrease was related to propane sales that trended down along with the cost of propane.  Measured on a volume basis, propane sales increased during the six months; however, the significant decline in the cost of propane more than offset this volume increase.

Net investment and interest income decreased $1.6 million during the first six months of fiscal 2010, compared with the first six months of fiscal 2009 as a result of reduced investment yields on short-term invested asset balances.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations is as follows:

	Six Months Ended September 30,
	2009	2008
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of September 30	141	134
Square footage as of September 30	11,412	10,788
Average number of rooms occupied	107	108
Average occupancy rate based on room count	76.5%	81.3%
Average square footage occupied	8,836	8,853

Total costs and expenses decreased $29.5 million during the first six months of fiscal 2010, compared with the first six months of fiscal 2009. Commission and cost of sales expenses decreased in relation to their associated revenue declines.  Lease expense increased $6.2 million while depreciation expense decreased $15.4 million. Included in depreciation was a $11.2 million improvement in the gain on the disposal of equipment for the first six months of fiscal 2010 compared with the same period last year.

Equity in the earnings of AMERCO’s insurance subsidiaries decreased $3.0 million in the first six months of fiscal 2010, compared with the first six months of fiscal 2009.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $151.7 million in the first six months of fiscal 2010, compared with $162.5 million in the first six months of fiscal 2009.

Republic Western Insurance Company

Six Months Ended June 30, 2009 compared with the Six Months Ended June 30, 2008

Net premiums were $13.3 million and $13.5 million for the six months ended June 30, 2009 and 2008, respectively.

Net investment income was $3.6 million and $5.1 million for the six months ended June 30, 2009 and 2008, respectively. The reduction was due to lower rates on short-term investments.

Net operating expenses were $6.9 million for the six months ended June 30, 2009 and 2008.

Benefits and losses incurred were $7.0 million and $7.3 million for the six months ended June 30, 2009 and 2008, respectively.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $3.1 million and $4.4 million for the six months ended June 30, 2009 and 2008, respectively.

Oxford Life Insurance Company

Six Months Ended June 30, 2009 compared with the Six Months Ended June 30, 2008

Net premiums were $56.3 million and $54.0 million for the six months ended June 30, 2009 and 2008, respectively. Medicare supplement premiums decreased by $3.1 million due to decrements in excess of new sales and rate increases. Life insurance premiums increased by $6.7 million as a result of new sales from distribution expansion. Annuity premiums decreased by $0.8 million due to the reclassification of non-life contingent supplementary contracts.

Net investment income was $9.8 million and $10.2 million for the six months ended June 30, 2009 and 2008, respectively. The decrease was due to a net reduction in invested assets and lower investment yields offset by gains on the sale of bonds.

Other income was $1.5 million and $3.4 million for the six months ended June 30, 2009 and 2008, respectively. The decrease was due to the settlement of an arbitration in 2008 related to the acquisition of DGLIC.

Net operating expenses were $10.3 million and $11.2 million for the six months ended June 30, 2009 and 2008, respectively. The decrease was primarily attributable to a reduction of expenses for the credit segment and a reduction of Medicare supplement commissions due to lower collected premiums as compared to the prior year.

Benefits incurred were $46.5 million and $42.4 million for the six months ended June 30, 2009 and 2008, respectively. Life insurance reserves increased by $6.0 million in 2009 due to increased sales volume. Annuities decreased by $1.2 million due to the reclassification of non-life contingent supplementary contracts. Medicare supplement decreased by $0.6 million which was attributed to a decrease in benefit payments in 2009. In addition, 2008 results included the release of redundant Medicare supplement claim liabilities. A corresponding reduction was not necessary in 2009.

Amortization of DAC and VOBA was $4.2 million and $4.4 million for the six months ended June 30, 2009 and 2008, respectively.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $6.6 million and $9.5 million for the six months ended June 30, 2009 and 2008, respectively.

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

At September 30, 2009, cash and cash equivalents totaled $385.0 million, compared with $240.6 million on March 31, 2009. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). As of September 30, 2009 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and obligations of each operating segment were:

	Moving & Storage	Property and Casualty Insurance (a)	Oxford (a)
	(Unaudited)
	(In thousands)

Cash and cash equivalents	$353,913	$24,800	$6,238
Other financial assets	332,765	374,004	532,616
Debt obligations	1,549,425	-	-

(a) As of June 30, 2009

Our Moving and Storage operations (AMERCO, U-Haul and Real Estate) had cash available under existing credit facilities of $40.0 million comprised of:

September 30, 2009
(Unaudited)
(In thousands)

Real estate loan (revolving credit)	$30,000
Working capital loan (revolving credit)	10,000
$40,000

Net cash provided by operating activities increased $8.2 million in the first six months of fiscal 2010, compared with fiscal 2009. Claim payments related to our self insurance program decreased by $9.0 million which was a significant contributing factor of the net increase.

Net cash used in investing activities decreased $68.1 million in the first six months of fiscal 2010, compared with fiscal 2009. Cash used to acquire property plant and equipment has decreased approximately $240.5 million in the first six months of fiscal 2010 compared with fiscal 2009. However, cash from lease fundings which is netted against this amount decreased $203.0 million during the same period. Cash from the sales of property, plant and equipment increased $19.8 million largely due to improving resale values for pickups and cargo vans.  Cash from investing activities at the insurance companies increased $11.6 million primarily due to a reduced level of portfolio reinvestment.

Net cash used by financing activities increased $89.4 million in the first six months of fiscal 2010, compared with fiscal 2009 due to a decrease in cash from new debt issuance. Net withdrawals from Life Insurance annuity deposits increased $5.5 million.

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

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. The Company is funding these development projects through construction loans and internally generated funds. For the first six months of fiscal 2010, the Company invested approximately $23 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2010, the timing of new projects will be dependent upon several factors including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the eMove program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment) were $86.9 million and $144.2 million in the first six months of fiscal 2010 and 2009, respectively. During the first six months of fiscal 2010 and 2009, the Company entered into $39.4 million and $242.4 million, respectively of new equipment leases.

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

Stockholder’s equity was $151.4 million and $147.9 million at June 30, 2009 and December 31, 2008, respectively. The increase resulted from earnings of $2.0 million and an increase in other comprehensive income of $1.5 million. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations including investment contract withdrawals. Life Insurance’s net withdrawals for the six months ended June 30, 2009 was $22.9 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $164.7 million and $156.7 million at June 30, 2009 and December 31, 2008, respectively. The increase resulted from earnings of $4.3 million and an increase in other comprehensive income of $3.7 million. Life Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Cash Provided (Used) from Operating Activities by Operating Segments

Moving and Storage

Cash provided from operating activities were $255.1 million and $242.2 million in the first six months of fiscal 2010 and 2009, respectively. Claim payments related to our self insurance program decreased by $9.0 million which was a significant contributing factor of the net increase.

Property and Casualty Insurance

Cash flows used by operating activities were $2.3 million and $0.6 million for the first six months ended June 30, 2009 and 2008, respectively. The increase in cash used by operations was a result of an increase in reinsurance recoverable balances and a reduction of intercompany balances that occurred in 2008 and did not repeat in 2009.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolio amounted to $108.7 million and $112.0 million at June 30, 2009 and December 31, 2008, respectively. This balance reflects funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Cash flows provided by operating activities were $0.9 million and $3.8 million for the first six months ended June 30, 2009 and 2008, respectively. The decrease was primarily due to $5.6 million in timing differences of estimated tax payments made in 2009 versus 2008 offset by an increase of $2.8 million in net cash received from new sales of our single premium life product.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio. At June 30, 2009 and December 31, 2008, cash and cash equivalents and short-term investments amounted to $31.4 million and $39.3 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

Liquidity and Capital Resources - Summary

We believe we have the financial resources needed to meet our business plans and to meet our business requirements including capital expenditures for the investment in our rental fleet, rental equipment and storage space, working capital requirements and our preferred stock dividend program.

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment operating leases. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management feels it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing facilities to meet the current and expected needs of the Company over the next several years. At September 30, 2009, we had cash availability under existing credit facilities of $40.0 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. Despite the current financial market conditions we believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 4 Borrowings to the Notes to Condensed Consolidated Financial Statements.

Fair Value of Financial Instruments

Effective April 1, 2008, assets and liabilities recorded at fair value on the condensed consolidated balance sheets were measured and classified based upon a three tiered approach to valuation. ASC 820 - Fair Value Measurements and Disclosures requires that financial assets and liabilities recorded at fair value be classified and disclosed in a Level 1, Level 2 or Level 3 category. For more information, see Note 14, Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements.

The available-for-sale securities held by the Company are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions.  Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. At September 30, 2009 we had $2.4 million of available-for-sale assets classified in Level 3.

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

AMERCO utilizes operating leases for certain rental equipment and facilities with terms expiring substantially through 2016, with the exception of one land lease expiring in 2034. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, AMERCO has guaranteed approximately $182.9 million of residual values at September 30, 2009 for these assets at the end of their respective lease terms. AMERCO has been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of AMERCO’s minimum lease payments and residual value guarantees was $579.9 million at September 30, 2009.

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

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $14.3 million and $15.8 million from the above mentioned entities during the first six months of fiscal 2010 and 2009, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $1.2 million in the first six months of fiscal 2010 and 2009. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At September 30, 2009, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based on equipment rental revenues. The Company paid the above mentioned entities $19.6 million and $20.0 million, respectively in commissions pursuant to such dealership contracts during the first six months of fiscal 2010 and 2009, respectively.

These agreements along with notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $20.1 million, expenses of $1.2 million and cash flows of $20.5 million during the first six months of fiscal 2010. Revenues and commission expenses related to the Dealer Agreements were $93.0 million and $19.6 million , respectively during the first six months of fiscal 2010.

During the first six months of fiscal 2010, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. The Company does not have an equity ownership interest in SAC Holdings. The Company recorded interest income of $9.4 million and $9.2 million, and received cash interest payments of $6.8 million and $8.4 million, from SAC Holdings during the first six months of fiscal 2010 and 2009, respectively. The largest aggregate amount of notes receivable outstanding during the first six months of fiscal 2010 was $197.6 million and the aggregate notes receivable balance at September 30, 2009 was $197.3 million. In accordance with the terms of these notes, SAC Holdings may repay the notes without penalty or premium at any time.

Fiscal 2010 Outlook

We will continue to focus our attention on increasing transaction volume and improving pricing, product and utilization for self-moving equipment rentals. Maintaining an adequate level of new investment in our truck fleet is an important component of our plan to meet these goals. Our significant investment in the fleet over the last four years provides us the opportunity in fiscal 2010 to reduce our new equipment capital expenditures relative to the last several years. Revenue in our self moving program could continue to be adversely impacted should we fail to execute in any of these areas. Even if we execute our plans we could see declines in revenues primarily due to the adverse economic conditions that are beyond our control.

We have added new storage locations and expanded at existing locations. In fiscal 2010, we are looking to complete current projects and increase occupancy in our existing portfolio of locations. New projects and acquisitions will be considered and pursued if they fit our long-term plans and meet our financial objectives. While the Company was able to maintain storage revenue in fiscal 2009 due to pricing, this trend may not continue. The Company will continue to invest capital and resources in the “U-Box”™ storage container program throughout fiscal 2010.

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

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)

$69,682	(a), (b)	(5,183)	5/10/2006	4/10/2012	5.06%	1 Month LIBOR
72,210	(a), (b)	(6,553)	10/10/2006	10/10/2012	5.57%	1 Month LIBOR
24,487	(a)	(2,598)	7/10/2006	7/10/2013	5.67%	1 Month LIBOR
269,167	(a)	(40,532)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
16,875	(a)	(1,588)	2/12/2007	2/10/2014	5.24%	1 Month LIBOR
11,492	(a)	(1,003)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
11,500	(a)	(999)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
15,250	(a), (b)	(639)	8/15/2008	6/15/2015	3.62%	1 Month LIBOR
15,912	(a)	(877)	8/29/2008	7/10/2015	4.04%	1 Month LIBOR
23,984	(a)	(1,448)	9/30/2008	9/10/2015	4.16%	1 Month LIBOR
13,751	(a), (b)	110	3/30/2009	4/15/2016	2.24%	1 Month LIBOR

(a) interest rate swap agreement
(b) forward swap

As of September 30, 2009, the Company had approximately $765.3 million of variable rate debt obligations. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $2.2 million annually (after consideration of the effect of the above derivative contracts).

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 6.1% and 6.3% of our revenue was generated in Canada during the first six months of fiscal 2010 and 2009, respectively. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

From January 1, 2009 through June 30, 2009, RepWest purchased 66,100 shares of Series A Preferred on the open market for $1.2 million. RepWest purchased an additional 13,900 shares on the open market for $0.3 million in the third quarter of fiscal 2010. RepWest may continue to make investments in AMERCO’s Preferred Shares in the future.

Item 3.               Defaults upon Senior Securities

Not applicable.

Item 4.                Submission of Matters to a Vote of Security Holders

The 2009 Annual Meeting of Stockholders of AMERCO was held on August 27, 2009. At such meeting, John M. Dodds and James P. Shoen were elected as Class III Directors to serve until the 2013 Annual Meeting of Stockholders of AMERCO. Charles J. Bayer and Michael L. Gallagher will continue as directors with terms that expire at the 2010 Annual Meeting of Stockholders. John P. Brogan and Daniel R. Mullen continue as directors with terms that expire at the 2011 Annual Meeting of Stockholders. Edward J. Shoen and M. Frank Lyons continue as directors with terms that expire at the 2012 Annual Meeting of Stockholders.

In addition, our stockholders voted upon and approved: (i) the ratification of the appointment of BDO Seidman, LLP as the Company’s independent auditors for fiscal 2010 and (ii) a stockholder proposal to ratify and affirm the decisions taken by the AMERCO Board of Directors and Executive Officers, with respect to AMERCO and its subsidiaries, between April 1, 2008 and March 31, 2009 referred to in the following table as “Stockholder Proposal 1” and (iii) a stockholder proposal that on a going-forward basis in all Company annual meeting proxy statements subsequent to the Proxy Statement for the 2009 Annual Meeting, that the Company include on the ballot and in the annual meeting materials for such respective annual meetings that all decisions and actions made by the AMERCO Board of Directors and Executive Officers, with respect to AMERCO and its subsidiaries, for the time frame of April 1 of the year prior to the date of such proxy statement through March 31 of the year of such proxy statement be ratified and affirmed, referred to in the following table as “Stockholder Proposal 2.”

The following table sets forth the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes with respect to each matter voted on at the 2009 Annual Meeting of Stockholders of AMERCO.

	Votes Cast For	Votes Cast Against	Withheld	Abstentions	Broker Non-Votes

Election of Directors:

John M. Dodds	17,649,386	-	66,702	-	-

James P. Shoen	15,983,534	-	1,732,554	-	-

Ratification of Appointment of Auditors	17,701,202	9,721	-	5,165	-

Ratification of Stockholder Proposal 1	14,076,733	3,611,612	-	27,743	-

Ratification of Stockholder Proposal 2	14,076,844	3,611,768	-	27,476	-

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

              AMERCO

Date:  November 4, 2009                                                                                   /s/ Edward J. Shoen
              Edward J. Shoen
              President and Chairman of the Board
              (Duly Authorized Officer)

Date:  November 4, 2009                                                                                    /s/ Jason A. Berg
                    Jason A. Berg
                    Chief Accounting Officer
                    (Principal Financial Officer)