Form 10-Q
period 2009-12-31
AMERCO /NV/
filed 2010-02-04
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2009

or

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
Yes ☐ No ☑

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at February 1, 2010.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2009	2009
	(Unaudited)
	(In thousands)
ASSETS
Cash and cash equivalents	$411,701	$240,587
Reinsurance recoverables and trade receivables, net	203,230	213,853
Notes and mortgage receivables, net	3,590	2,931
Inventories, net	57,683	70,749
Prepaid expenses	52,823	54,201
Investments, fixed maturities and marketable equities	552,672	519,631
Investments, other	213,871	227,022
Deferred policy acquisition costs, net	36,544	44,993
Other assets	174,453	133,644
Related party assets	294,767	303,534
	2,001,334	1,811,145
Property, plant and equipment, at cost:
Land	224,154	212,744
Buildings and improvements	957,212	920,294
Furniture and equipment	327,787	333,314
Rental trailers and other rental equipment	242,008	214,988
Rental trucks	1,555,880	1,666,151
	3,307,041	3,347,491
Less: Accumulated depreciation	(1,338,686)	(1,333,563)
Total property, plant and equipment	1,968,355	2,013,928
Total assets	$3,969,689	$3,825,073
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$280,704	$329,227
Notes, loans and leases payable	1,537,903	1,546,490
Policy benefits and losses, claims and loss expenses payable	808,782	779,309
Liabilities from investment contracts	272,654	303,332
Other policyholders' funds and liabilities	10,631	11,961
Deferred income	25,210	24,612
Deferred income taxes	212,692	112,513
Total liabilities	3,148,576	3,107,444

Commitments and contingencies (notes 4, 8, 9 and 10)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,020,000 and 6,100,000 shares issued and outstanding as of December 31 and March 31, 2009	-	-
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of December 31 and March 31, 2009	-	-
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of December 31 and March 31, 2009	-	-
Common stock of $0.25 par value, 150,000,000 shares authorized; 41,985,700
issued as of December 31 and March 31, 2009	10,497	10,497
Additional paid-in capital	420,082	420,588
Accumulated other comprehensive loss	(56,188)	(98,000)
Retained earnings	977,228	915,862
Cost of common shares in treasury, net (22,377,912 shares as of December 31 and March 31, 2009)	(525,653)	(525,653)
Unearned employee stock ownership plan shares	(4,853)	(5,665)
Total stockholders' equity	821,113	717,629
Total liabilities and stockholders' equity	$3,969,689	$3,825,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended December 31,
	2009	2008
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$321,275	$311,557
Self-storage revenues	27,931	27,397
Self-moving and self-storage products and service sales	41,077	38,663
Property management fees	5,504	6,059
Life insurance premiums	39,011	27,509
Property and casualty insurance premiums	7,810	8,129
Net investment and interest income	12,689	14,913
Other revenue	8,331	8,357
Total revenues	463,628	442,584

Costs and expenses:
Operating expenses	244,713	261,724
Commission expenses	37,974	36,664
Cost of sales	20,797	23,229
Benefits and losses	33,959	24,831
Amortization of deferred policy acquisition costs	2,154	2,743
Lease expense	38,447	38,719
Depreciation, net of (gains) losses on disposals	57,026	68,675
Total costs and expenses	435,070	456,585

Earnings (loss) from operations	28,558	(14,001)
Interest expense	(23,517)	(26,000)
Pretax earnings (loss)	5,041	(40,001)
Income tax benefit (expense)	(1,521)	15,049
Net earnings (loss)	3,520	(24,952)
Excess carrying amount of preferred stock over consideration paid	10	-
Less: Preferred stock dividends	(3,205)	(3,241)
Earnings (loss) available to common shareholders	$325	$(28,193)
Basic and diluted earnings (loss) per common share	$0.02	$(1.46)
Weighted average common shares outstanding: Basic and diluted	19,393,306	19,347,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended December 31,
	2009	2008
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$1,121,419	$1,140,830
Self-storage revenues	82,347	82,849
Self-moving and self-storage products and service sales	154,421	159,515
Property management fees	14,432	15,496
Life insurance premiums	95,353	81,525
Property and casualty insurance premiums	21,071	21,612
Net investment and interest income	38,908	44,492
Other revenue	30,260	30,554
Total revenues	1,558,211	1,576,873

Costs and expenses:
Operating expenses	776,944	800,527
Commission expenses	133,483	138,711
Cost of sales	79,606	90,856
Benefits and losses	87,460	74,577
Amortization of deferred policy acquisition costs	6,367	7,169
Lease expense	117,746	111,803
Depreciation, net of (gains) losses on disposals	173,033	200,047
Total costs and expenses	1,374,639	1,423,690

Earnings from operations	183,572	153,183
Interest expense	(70,676)	(74,774)
Pretax earnings	112,896	78,409
Income tax expense	(42,253)	(29,711)
Net earnings	70,643	48,698
Excess carrying amount of preferred stock over consideration paid	381	-
Less: Preferred stock dividends	(9,658)	(9,723)
Earnings available to common shareholders	$61,366	$38,975
Basic and diluted earnings per common share	$3.17	$2.01
Weighted average common shares outstanding: Basic and diluted	19,381,579	19,347,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Quarter Ended December 31,
	2009	2008
	(Unaudited)
	(In thousands)
Comprehensive income (loss):
Net earnings (loss)	$3,520	$(24,952)
Other comprehensive income (loss), net of tax:
Foreign currency translation	1,830	(11,178)
Unrealized gain (loss) on investments	8,506	(6,444)
Change in fair value of cash flow hedges	6,103	(32,661)
Total comprehensive income (loss)	$19,959	$(75,235)

	Nine Months Ended December 31,
	2009	2008
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$70,643	$48,698
Other comprehensive income (loss), net of tax:
Foreign currency translation	11,733	(13,471)
Unrealized gain (loss) on investments	13,452	(10,118)
Change in fair value of cash flow hedges	16,627	(21,234)
Total comprehensive income	$112,455	$3,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2009	2008
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Net earnings	$70,643	$48,698
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	174,539	185,027
Amortization of deferred policy acquisition costs	6,367	7,169
Change in allowance for losses on trade receivables	139	(138)
Change in allowance for losses on mortgage notes	(6)	(308)
Change in allowance for inventory reserves	2,422	1,488
Net (gain) loss on sale of real and personal property	(1,506)	15,020
Net (gain) loss on sale of investments	(850)	153
Deferred income taxes	39,767	22,108
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	10,478	(6,351)
Inventories	10,644	(11,573)
Prepaid expenses	1,378	6,726
Capitalization of deferred policy acquisition costs	(10,383)	(7,509)
Other assets	4,535	(4,280)
Related party assets	2,152	3,786
Accounts payable and accrued expenses	(22,754)	(6,924)
Policy benefits and losses, claims and loss expenses payable	27,010	(3,770)
Other policyholders' funds and liabilities	(1,329)	(2,599)
Deferred income	418	10,675
Related party liabilities	(976)	(4,493)
Net cash provided by operating activities	312,688	252,905

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(212,859)	(316,970)
Short term investments	(206,681)	(253,786)
Fixed maturities investments	(129,401)	(126,375)
Preferred stock	(1,539)	(2,000)
Real estate	(457)	(412)
Mortgage loans	(2,213)	(12,146)
Proceeds from sale of:
Property, plant and equipment	130,789	106,435
Short term investments	216,932	244,399
Fixed maturities investments	127,244	195,451
Equity securities	-	28
Preferred stock	2,236	-
Real estate	53	704
Mortgage loans	4,728	5,165
Payments from notes and mortgage receivables	131	816
Net cash used by investing activities	(71,037)	(158,691)

Cash flows from financing activities:
Borrowings from credit facilities	63,093	165,330
Principal repayments on credit facilities	(98,877)	(117,207)
Debt issuance costs	(2,325)	(360)
Capital lease payments	(2,519)	(561)
Leveraged Employee Stock Ownership Plan - repayments from loan	812	951
Repurchase of stock	-	(963)
Preferred stock dividends paid	(9,658)	(9,723)
Dividend from related party	7,764	-
Investment contract deposits	8,230	14,460
Investment contract withdrawals	(38,908)	(39,867)
Net cash provided (used) by financing activities	(72,388)	12,060

Effects of exchange rate on cash	1,851	(1,379)

Increase in cash and cash equivalents	171,114	104,895
Cash and cash equivalents at the beginning of period	240,587	206,622
Cash and cash equivalents at the end of period	$411,701	$311,517

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

The condensed consolidated balance sheet as of December 31, 2009 and the related condensed consolidated statements of operations for the third quarter and the first nine months and the cash flows for the first nine months of fiscal 2010 and 2009 are unaudited.

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

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares, net of shares committed to be released, were 212,143 and 256,962 as of December 31, 2009 and 2008, respectively.

6,020,000 and 6,100,000 shares of preferred stock have been excluded from the weighted average shares outstanding calculation as of December 31, 2009 and 2008, respectively because they are not common stock and they are not convertible into common stock.

Between January 1, 2009 and September 30, 2009, RepWest purchased 80,000 shares of our AMERCO Series A 8 ½% Preferred Stock (NYSE-AO-PA) (“Series A Preferred”) on the open market at an average price of $19.24 per share. Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260 - Earnings Per Share, for earnings per share purposes, the excess of the carrying amount of the Series A Preferred over the fair value of the consideration paid of $0.4 million, net of a prorated portion of original issue costs, was added to net earnings available to common shareholders for the first nine months of fiscal 2010.

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

The Company deposits bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $15.2 million at September 30, 2009.

Available-for-Sale Investments

Available-for-sale investments at September 30, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$55,208	$2,543	$(13)	$(51)	$57,687
U.S. government agency mortgage-backed securities	92,611	5,814	-	-	98,425
Obligations of states and political subdivisions	16,141	325	(253)	(655)	15,558
Corporate securities	344,814	15,421	(4,470)	(542)	355,223
Mortgage-backed securities	10,323	166	(911)	(13)	9,565
Redeemable preferred stocks	20,658	864	(3,447)	-	18,075
Common stocks	70	-	-	(57)	13
Less: Preferred stock of AMERCO held by RepWest	(1,539)	(335)	-	-	(1,874)
	$538,286	$24,798	$(9,094)	$(1,318)	$552,672

The above table includes gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

The Company sold available-for-sale securities with a fair value of $129.4 million during the first nine months of fiscal 2010. The gross realized gains on these sales totaled $2.0 million. The Company realized gross losses on these sales of $0.5 million.

The unrealized losses of more than twelve months in the available-for-sale table are considered temporary declines. The Company tracks each investment with an unrealized loss and evaluates them on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments had declines determined by management to be other-than-temporary and the Company recognized these write-downs through earnings in the amount of $0.2 million for the third quarter of fiscal 2010 and 2009 and $0.7 million and $0.4 million for the first nine months of fiscal 2010 and 2009, respectively. In the fourth quarter of fiscal 2010, the Company will recognize approximately $1.5 million in additional impairments determined to be other-than-temporary.

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

Credit Loss
(Unaudited)
(In thousands)
Balance at March 31, 2009	$-
Additions:
Other-than-temporary impairment not previously recognized	322
Balance at June 30, 2009	322
Additions:
Other-than-temporary impairment not previously recognized	230
Balance at September 30, 2009	$552

The adjusted cost and estimated market value of available-for-sale investments at September 30, 2009, by contractual maturity, were as follows:

	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)
Due in one year or less	$36,389	$36,348
Due after one year through five years	158,054	164,237
Due after five years through ten years	100,481	105,618
After ten years	213,850	220,690
	508,774	526,893

Mortgage backed securities	10,323	9,565
Redeemable preferred stocks	20,658	18,075
Equity securities	70	13
Less: Preferred stock of AMERCO held by RepWest	(1,539)	(1,874)
	$538,286	$552,672

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4. Borrowings

Long-Term Debt

Long-term debt was as follows:

			December 31,	March 31,
	2010 Rate (a)	Maturities	2009	2009
			(Unaudited)
			(In thousands)

Real estate loan (amortizing term)	6.93%	2018	$267,500	$275,000
Real estate loan (revolving credit)	1.74%	2018	170,000	170,000
Real estate loan (amortizing term) (b)	5.00%	2010	32,047	37,280
Senior mortgages	5.47% - 6.13%	2015-2016	492,075	496,156
Working capital loan (revolving credit)	1.78%	2011	25,000	-
Fleet loans (amortizing term)	4.87% - 7.95%	2012-2016	279,889	299,505
Fleet loans (securitization)	5.40% - 5.56%	2010-2014	232,651	256,690
Other obligations	5.64% - 9.50%	2010-2016	38,741	11,859
Total notes, loans and leases payable			$1,537,903	$1,546,490

(a) Interest rate as of December 31, 2009, including the effect of applicable hedging instruments.
(b) Revolving credit loan for March 31, 2009 was modified to an amortizing term loan in June 2009.

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. The loan has a final maturity date of August 2018. The loan is comprised of a term loan facility with initial availability of $300.0 million and a revolving credit facility with an availability of $200.0 million. As of December 31, 2009, the outstanding balance on the Real Estate Loan was $267.5 million and $170.0 million had been drawn down on the revolving credit facility. U-Haul International, Inc. is a guarantor of this loan.

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

The interest rate for the amortizing term portion, per the provisions of the amended Loan Agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At December 31, 2009, the applicable LIBOR was 0.24% and the applicable margin was 1.50%, the sum of which was 1.74%. The rate on the term facility portion of the loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin.

The interest rate for the revolving credit facility, per the provision of the amended Loan Agreement, is the applicable LIBOR plus the applicable margin. The margin ranges from 1.50% to 2.00%. At December 31, 2009, the applicable LIBOR was 0.24% and the applicable margin was 1.50%, the sum of which was 1.74%.

The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Amerco Real Estate Company and a subsidiary of U-Haul International, Inc. entered into a revolving credit construction loan effective June 29, 2006. This loan was modified and extended on June 25, 2009 into a term loan with a final maturity of June 2010. As of December 31, 2009, the outstanding balance was $32.0 million.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

This Real Estate Loan requires monthly principal and interest payments with the unpaid principal and any accrued and unpaid interest due at maturity. The loan was used to develop new or existing storage properties. The loan is secured by these properties. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 3.00%. At December 31, 2009, the applicable LIBOR floor was 2.00% and the margin was 3.00%, the sum of which was 5.00%. U-Haul International, Inc. and AMERCO are guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgages loan balances as of December 31, 2009 were in the aggregate amount of $435.2 million and are due July 2015. The Senior Mortgages require average monthly principal and interest payments of $3.0 million with the unpaid loan balance and accrued and unpaid interest due at maturity. These senior mortgages are secured by certain properties owned by the borrowers. The interest rates, per the provisions of these senior mortgages, are 5.68% and 5.52% per annum. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of these senior mortgages. The default provisions of these senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Various subsidiaries of the Company are borrowers under the mortgage backed loans that we also classify as senior mortgages. These loans are secured by certain properties owned by the borrowers. The loan balance of these notes totals $56.9 million as of December 31, 2009. These loans mature in 2015 and 2016. Rates for these loans range from 5.47% to 6.13%. The loans require monthly principal and interest payments with the balances due upon maturity. The default provisions of the loans include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Working Capital Loans

Amerco Real Estate Company is a borrower under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $25.0 million. At December 31, 2009, the Company had drawn down $25.0 million on the revolving loan. The loan is secured by certain properties owned by the borrower. The loan agreement provides for revolving loans, subject to the terms of the loan agreement with final maturity in November 2011. The loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. U-Haul International, Inc. and AMERCO are the guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 1.50%. At December 31, 2009, the applicable LIBOR was 0.28% and the applicable margin was 1.50%, the sum of which was 1.78%.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under amortizing term loans. The balance of these loans as of December 31, 2009 was $279.9 million with the final maturities between April 2012 and April 2016.

The Amortizing Loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the Loan Agreements, are the applicable LIBOR plus a margin between 0.90% and 2.63%. At December 31, 2009, the applicable LIBOR was 0.23% to 0.24% and the applicable margins were between 1.125% and 2.63%. The interest rates are hedged with interest rate swaps fixing the rates between 4.87% and 7.42% based on current margins. Additionally, $23.6 million of these loans are carried at a fixed rate of 7.95%.

AMERCO and U-Haul International, Inc. are guarantors of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

On December 31, 2009 a subsidiary of U-Haul International, Inc. entered into an $85.0 million term note that will be used to fund cargo van and pickup acquisitions for the next three years.  The Company will make draws on the facility to fund new cargo van and pickup truck purchases.  The loan matures thirty-six months after the last draw.  The agreement contains options to extend the maturity. The note will be secured by the purchased equipment and the corresponding operating cash flows associated with their operation.  The interest rate is the applicable LIBOR plus a margin.  At December 31, 2009 the Company had not drawn on this loan.

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

The Box Truck Note has a fixed interest rate of 5.56% with an estimated final maturity of February 2014. At December 31, 2009, the outstanding balance was $146.1 million. The note is secured by the box trucks that were purchased and the corresponding operating cash flows associated with their operation.

The Cargo Van/Pickup Note has a fixed interest rate of 5.40% with an estimated final maturity of May 2010. At December 31, 2009, the outstanding balance was $86.6 million. The note is secured by the cargo vans and pickup trucks that were purchased and the corresponding operating cash flows associated with their operation.

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

On January 28, 2010 the Company notified the trustee of its intent to fully repay the $86.6 million Cargo Van/Pickup Note on February 25, 2010. There are no prepayment penalties associated with this transaction.

Other Obligations

The Company entered into capital leases for new equipment between April 2008 and December 2009, with terms of the leases between 9 months and 7 years. At December 31, 2009, the balance of these leases was $37.3 million.

In April 2009, the Company entered into a $7.0 million premium financing arrangement for one year expiring in March 2010 with a fixed rate of 5.85%. At December 31, 2009, the outstanding balance was $1.5 million.

Annual Maturities of Notes, Loans and Leases Payable

The annual maturities of long-term debt and capital leases as of December 31, 2009 for the next five years and thereafter is as follows:

	Year Ending December 31,
	2010	2011	2012	2013	2014	Thereafter
	(Unaudited)
	(In thousands)

Notes, loans and leases payable, secured	$202,463	$115,513	$158,670	$56,409	$153,284	$851,564

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

5. Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Quarter Ended December 31,
	2009	2008
	(Unaudited)
	(In thousands)

Interest expense	$16,135	$20,641
Capitalized interest	(166)	(292)
Amortization of transaction costs	1,269	1,207
Interest expense resulting from derivatives	6,279	4,444
Total interest expense	$23,517	$26,000

	Nine Months Ended December 31,
	2009	2008
	(Unaudited)
	(In thousands)

Interest expense	$48,411	$60,230
Capitalized interest	(459)	(537)
Amortization of transaction costs	3,678	3,717
Interest expense resulting from derivatives	19,046	11,364
Total interest expense	$70,676	$74,774

Interest paid in cash amounted to $14.6 million and $19.8 million for the third quarter of fiscal 2010 and 2009, respectively.

Interest paid in cash amounted to $44.1 million and $57.5 million for the first nine months of fiscal 2010 and 2009, respectively.

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

Original variable rate debt amount		Agreement Date	Effective Date	Expiration Date	Designated cash flow hedge date
(Unaudited)
(In millions)
$100.0	(a), (c)	6/2/2005	6/8/2005	6/8/2010	7/1/2005
142.3	(a), (b)	11/15/2005	5/10/2006	4/10/2012	5/31/2006
50.0	(a)	6/21/2006	7/10/2006	7/10/2013	6/9/2006
144.9	(a), (b)	6/9/2006	10/10/2006	10/10/2012	6/9/2006
300.0	(a)	8/16/2006	8/18/2006	8/10/2018	8/4/2006
30.0	(a)	2/9/2007	2/12/2007	2/10/2014	2/9/2007
20.0	(a)	3/8/2007	3/12/2007	3/10/2014	3/8/2007
20.0	(a)	3/8/2007	3/12/2007	3/10/2014	3/8/2007
19.3	(a), (b)	4/8/2008	8/15/2008	6/15/2015	3/31/2008
19.0	(a)	8/27/2008	8/29/2008	7/10/2015	4/10/2008
30.0	(a)	9/24/2008	9/30/2008	9/10/2015	9/24/2008
15.0	(a), (b)	3/24/2009	3/30/2009	4/15/2016	3/25/2009

(a) interest rate swap agreement
(b) forward swap
(c) terminated swap on August 18, 2006

As of August 18, 2006, a net gain of approximately $6.0 million related to the two cancelled swaps was included in other comprehensive income (loss). As the variable-rate debt is replaced, it is probable that the original forecasted transaction (future interest payments) will continue to occur. Therefore, the net derivative gain related to the two cancelled swaps shall continue to be reported in other comprehensive income (loss) and be reclassified into earnings when the original forecasted transaction affects earnings consistent with the term of the original designated hedging relationship. For the nine months ended December 31, 2009, the Company reclassified $0.7 million of the net derivative gain to interest income. The Company estimates that the remaining $0.5 million of the existing net gains will be reclassified into earnings within the next six months.

As of December 31, 2009, the total notional amount of the Company’s variable interest rate swaps was $530.2 million.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The derivative fair values located in Accounts payable and accrued expenses in the balance sheets were as follows:

	Liability Derivatives
	Fair Value as of
	December 31, 2009	March 31, 2009
	(Unaudited)
	(In thousands)
Interest rate contracts designated as hedging instruments	$51,028	$79,118

The Effect of Interest Rate Contracts on the Statement of Operations	December 31, 2009
(Unaudited)
(In thousands)

Loss recognized in income on interest rate contracts	$19,046
Gain recognized in AOCI on interest rate contracts (effective portion)	$26,816
Loss reclassified from AOCI into income (effective portion)	$20,320
Gain recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$1,274

Amounts of gains or (losses) recognized in income on derivatives are recorded as interest expense in the statement of operations.

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended December 31,
	2009	2008
	(Unaudited)
	(In thousands, except interest rates)

Weighted average interest rate during the quarter	1.75%	4.19%
Interest rate at the end of the quarter	1.75%	3.34%
Maximum amount outstanding during the quarter	$195,000	$212,280
Average amount outstanding during the quarter	$195,000	$204,672
Facility fees	$229	$225

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Revolving Credit Activity
	Nine Months Ended December 31,
	2009	2008
	(Unaudited)
	(In thousands, except interest rates)

Weighted average interest rate during the first nine months	1.81%	4.15%
Interest rate at the end of the first nine months	1.75%	3.34%
Maximum amount outstanding during the first nine months	$207,280	$212,280
Average amount outstanding during the first nine months	$195,386	$167,672
Facility fees	$709	$397

6. Stockholders Equity

On December 3, 2008, the AMERCO Board of Directors (the “Board”) authorized us, using management’s discretion, to buy back shares of former employee ESOP participants whose respective ESOP account balances are valued at more than $1,000 but who own less than 100 shares, at the then-prevailing market prices. No such shares have been purchased.

From January 1, 2009 through September 30, 2009, RepWest purchased 80,000 shares of Series A Preferred on the open market for $1.5 million. RepWest purchased an additional 27,200 shares on the open market for $0.6 million in the third quarter of fiscal 2010. RepWest and Oxford may make additional investments in shares of the Series A Preferred in the future.

7. Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components, net of taxes, were as follows:

	Foreign Currency Translation	Unrealized Gain (Loss) on Investments	Fair Market Value of Cash Flow Hedges	Postretirement Benefit Obligation Gain	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)

Balance at March 31, 2009	$(43,613)	$(7,323)	$(48,411)	$1,347	$(98,000)
Foreign currency translation	11,733	-	-	-	11,733
Unrealized gain on investments	-	13,452	-	-	13,452
Change in fair value of cash flow hedges	-	-	16,627	-	16,627
Balance at December 31, 2009	$(31,880)	$6,129	$(31,784)	$1,347	$(56,188)

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8. Contingent Liabilities and Commitments

The Company leases a portion of its rental equipment and certain of its facilities under operating leases with terms that expire at various dates through 2017, with the exception of one land lease expiring in 2034. As of December 31, 2009, AMERCO had guaranteed $177.1 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, the Company has the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. AMERCO has been leasing equipment since 1987 and has experienced no material losses relating to these types of residual value guarantees.

Lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
	(Unaudited)
		(In thousands)
Year-ended December 31:
2010	$15,533	$125,143	$140,676
2011	14,324	108,599	122,923
2012	13,988	93,930	107,918
2013	13,020	76,120	89,140
2014	5,768	52,388	58,156
Thereafter	6,136	32,340	38,476
Total	$68,769	$488,520	$557,289

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

10. Related Party Transactions

As set forth in the Audit Committee Charter and consistent with NASDAQ rules and regulations, the Audit Committee reviews and maintains oversight over related-party transactions which are required to be disclosed under the Securities and Exchange Commissions (the “SEC”) rules and regulations. Accordingly, all such related-party transactions are submitted to the Audit Committee for ongoing review and oversight. The Company’s internal processes ensure that the Company’s legal and/or finance departments identify and monitor potential related-party transactions which may require disclosure and Audit Committee oversight.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

During the first nine months of fiscal 2010, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. The Company does not have an equity ownership interest in SAC Holdings. The Company recorded interest income of $14.2 million and $13.8 million, and received cash interest payments of $10.2 million and $11.6 million from SAC Holdings during the first nine months of fiscal 2010 and 2009, respectively. The largest aggregate amount of notes receivable outstanding during the first nine months of fiscal 2010 was $197.6 million and the aggregate notes receivable balance at December 31, 2009 was $197.1 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time.

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

During the first nine months of fiscal 2010, AMERCO and U-Haul held various junior notes with Private Mini Storage Realty, L.P. (“Private Mini”). The equity interests of Private Mini are ultimately controlled by Blackwater.  The Company recorded interest income of $4.0 million and received cash interest payments of $4.0 million from Private Mini during the first nine months of fiscal 2010 and 2009, respectively. The balance of notes receivable from Private Mini at December 31, 2009 was $67.5 million. The largest aggregate amount outstanding during the first nine months of fiscal 2010 was $68.2 million.

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $18.5 million and $20.1 million from the above mentioned entities during the first nine months of fiscal 2010 and 2009, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $1.8 million for the first nine months of fiscal 2010 and 2009. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At December 31, 2009, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based upon equipment rental revenues. The Company paid the above mentioned entities $27.5 million in commissions pursuant to such dealership contracts during the first nine months of fiscal 2010 and 2009.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenue of $30.0 million, expenses of $1.8 million and cash flows of $28.9 million during the first nine months of fiscal 2010. Revenues and commission expenses related to the Dealer Agreements were $130.7 million and $27.5 million, respectively during the first nine months of fiscal 2010.

During the second quarter of fiscal 2010, Real Estate entered into an agreement with SAC Holdings for the exchange of three storage properties. Real Estate received one location with total rentable square feet of nearly 68,000 in exchange for two locations with total rentable square feet of approximately 56,000. U-Haul also reduced the balance of its receivable from SAC Holdings by approximately $2.0 million in relation to this exchange.

From January 1, 2009 through September 30, 2009, RepWest purchased 80,000 shares of Series A Preferred on the open market for $1.5 million. RepWest purchased an additional 27,200 shares on the open market for $0.6 million in the third quarter of fiscal 2010. RepWest and Oxford may make additional investments in shares of the Series A Preferred in the future.

Related Party Assets

	December 31,	March 31,
	2009	2009
	(Unaudited)
	(In thousands)
U-Haul notes, receivables and interest from Private Mini	$72,814	$70,584
U-Haul notes receivable from SAC Holdings	197,087	197,552
U-Haul interest receivable from SAC Holdings	12,818	8,815
U-Haul receivable from SAC Holdings	13,855	20,517
U-Haul receivable from Mercury	5,874	6,264
Other (a)	(7,681)	(198)
	$294,767	$303,534

(a) Our credit balance at December 31, 2009 was due to a timing difference for dividends paid by RepWest and Oxford to AMERCO in the amount of $7.8 million. This timing difference will reverse in the Company’s March 31, 2010 financial statements.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of December 31, 2009 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$444	$373,148	$3	$-		$373,595	$22,330	$15,776	$-		$411,701
Reinsurance recoverables and trade receivables, net	-	18,385	24	-		18,409	170,704	14,117	-		203,230
Notes and mortgage receivables, net	-	2,234	1,356	-		3,590	-	-	-		3,590
Inventories, net	-	57,683	-	-		57,683	-	-	-		57,683
Prepaid expenses	466	51,952	405	-		52,823	-	-	-		52,823
Investments, fixed maturities and marketable equities	-	-	-	-		-	101,947	452,599	(1,874)	(d)	552,672
Investments, other	-	1,078	13,950	-		15,028	106,052	92,791	-		213,871
Deferred policy acquisition costs, net	-	-	-	-		-	-	36,544	-		36,544
Other assets	42,993	102,537	27,797	-		173,327	581	545	-		174,453
Related party assets	1,293,580	246,866	59,157	(1,295,376)	(c)	304,227	2,643	-	(12,103)	(c)	294,767
	1,337,483	853,883	102,692	(1,295,376)		998,682	404,257	612,372	(13,977)		2,001,334

Investment in subsidiaries	(258,967)	-	-	580,413	(b)	321,446	-	-	(321,446)	(b)	-

Property, plant and equipment, at cost:
Land	-	43,775	180,379	-		224,154	-	-	-		224,154
Buildings and improvements	-	154,686	802,526	-		957,212	-	-	-		957,212
Furniture and equipment	251	309,392	18,144	-		327,787	-	-	-		327,787
Rental trailers and other rental equipment	-	242,008	-	-		242,008	-	-	-		242,008
Rental trucks	-	1,555,880	-	-		1,555,880	-	-	-		1,555,880
	251	2,305,741	1,001,049	-		3,307,041	-	-	-		3,307,041
Less: Accumulated depreciation	(216)	(1,009,774)	(328,696)	-		(1,338,686)	-	-	-		(1,338,686)
Total property, plant and equipment	35	1,295,967	672,353	-		1,968,355	-	-	-		1,968,355
Total assets	$1,078,551	$2,149,850	$775,045	$(714,963)		$3,288,483	$404,257	$612,372	$(335,423)		$3,969,689

(a) Balances as of September 30, 2009
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables
(d) Eliminate intercompany preferred stock investment

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating balance sheets by industry segment as of December 31, 2009 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$1,104	$258,820	$5,004	$-		$264,928	$-	$15,776	$-		$280,704
Notes, loans and leases payable	-	603,277	934,626	-		1,537,903	-	-	-		1,537,903
Policy benefits and losses, claims and loss expenses payable	-	385,402	-	-		385,402	273,493	149,887	-		808,782
Liabilities from investment contracts	-	-	-	-		-	-	272,654	-		272,654
Other policyholders' funds and liabilities	-	-	-	-		-	8,458	2,173	-		10,631
Deferred income	-	25,210	-	-		25,210	-	-	-		25,210
Deferred income taxes	249,724	-	-	-		249,724	(33,589)	(3,326)	(117)	(d)	212,692
Related party liabilities	-	1,297,822	-	(1,295,376)	(c)	2,446	1,714	179	(4,339)	(c)	-
Total liabilities	250,828	2,570,531	939,630	(1,295,376)		2,465,613	250,076	437,343	(4,456)		3,148,576

Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-		-	-	-	-		-
Series B preferred stock	-	-	-	-		-	-	-	-		-
Series A common stock	-	-	-	-		-	-	-	-		-
Common stock	10,497	540	1	(541)	(b)	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	422,002	121,230	147,941	(269,171)	(b)	422,002	89,620	26,271	(117,811)	(b,d)	420,082
Accumulated other comprehensive income (loss)	(55,970)	(62,317)	-	62,317	(b)	(55,970)	(381)	6,728	(6,565)	(b,d)	(56,188)
Retained earnings (deficit)	976,847	(475,281)	(312,527)	787,808	(b)	976,847	61,641	139,530	(200,790)	(b,d)	977,228
Cost of common shares in treasury, net	(525,653)	-	-	-		(525,653)	-	-	-		(525,653)
Unearned employee stock ownership plan shares	-	(4,853)	-	-		(4,853)	-	-	-		(4,853)
Total stockholders' equity (deficit)	827,723	(420,681)	(164,585)	580,413		822,870	154,181	175,029	(330,967)		821,113
Total liabilities and stockholders' equity	$1,078,551	$2,149,850	$775,045	$(714,963)		$3,288,483	$404,257	$612,372	$(335,423)		$3,969,689

(a) Balances as of September 30, 2009
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

(a) Balances as of December 31, 2008
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statements of operations by industry segment for the quarter ended December 31, 2009 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$321,784	$-	$-		$321,784	$-	$-	$(509)	(c)	$321,275
Self-storage revenues	-	27,578	353	-		27,931	-	-	-		27,931
Self-moving and self-storage products and service sales	-	41,077	-	-		41,077	-	-	-		41,077
Property management fees	-	5,504	-	-		5,504	-	-	-		5,504
Life insurance premiums	-	-	-	-		-	-	39,011	-		39,011
Property and casualty insurance premiums	-	-	-	-		-	7,810	-	-		7,810
Net investment and interest income	1,101	5,307	-	-		6,408	1,832	4,781	(332)	(b,e)	12,689
Other revenue	-	9,724	18,740	(20,199)	(b)	8,265	-	597	(531)	(b)	8,331
Total revenues	1,101	410,974	19,093	(20,199)		410,969	9,642	44,389	(1,372)		463,628

Costs and expenses:
Operating expenses	1,631	251,253	2,239	(20,199)	(b)	234,924	4,003	6,817	(1,031)	(b,c)	244,713
Commission expenses	-	37,974	-	-		37,974	-	-	-		37,974
Cost of sales	-	20,797	-	-		20,797	-	-	-		20,797
Benefits and losses	-	-	-	-		-	4,003	29,956	-		33,959
Amortization of deferred policy acquisition costs	-	-	-	-		-	-	2,154	-		2,154
Lease expense	24	38,727	1	-		38,752	-	-	(305)	(b)	38,447
Depreciation, net of (gains) losses on disposals	4	53,894	3,128	-		57,026	-	-	-		57,026
Total costs and expenses	1,659	402,645	5,368	(20,199)		389,473	8,006	38,927	(1,336)		435,070

Equity in earnings of subsidiaries	(11,780)	-	-	16,410	(d)	4,630	-	-	(4,630)	(d)	-

Earnings (loss) from operations	(12,338)	8,329	13,725	16,410		26,126	1,636	5,462	(4,666)		28,558
Interest income (expense)	24,573	(39,719)	(8,371)	-		(23,517)	-	-	-		(23,517)
Pretax earnings (loss)	12,235	(31,390)	5,354	16,410		2,609	1,636	5,462	(4,666)		5,041
Income tax benefit (expense)	(8,679)	11,776	(2,150)	-		947	(572)	(1,896)	-		(1,521)
Net earnings (loss)	3,556	(19,614)	3,204	16,410		3,556	1,064	3,566	(4,666)		3,520
Excess carrying amount of preferred stock over consideration paid	-	-	-	-		-	-	-	10		10
Less: Preferred stock dividends	(3,241)	-	-	-		(3,241)	-	-	36	(e)	(3,205)
Earnings (loss) available to common shareholders	$315	$(19,614)	$3,204	$16,410		$315	$1,064	$3,566	$(4,620)		$325
(a) Balances for the quarter ended September 30, 2009
(b) Eliminate intercompany lease income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries
(e) Elimination of preferred stock dividend paid to affiliate

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statements of operations by industry for the quarter ended December 31, 2008 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$311,597	$-	$-		$311,597	$-	$-	$(40)	(c)	$311,557
Self-storage revenues	-	26,857	540	-		27,397	-	-	-		27,397
Self-moving and self-storage products and service sales	-	38,663	-	-		38,663	-	-	-		38,663
Property management fees	-	6,059	-	-		6,059	-	-	-		6,059
Life insurance premiums	-	-	-	-		-	-	27,509	-		27,509
Property and casualty insurance premiums	-	-	-	-		-	8,129	-	-		8,129
Net investment and interest income	1,090	6,916	-	-		8,006	2,188	5,012	(293)	(b)	14,913
Other revenue	-	9,652	17,641	(19,164)	(b)	8,129	-	821	(593)	(b)	8,357
Total revenues	1,090	399,744	18,181	(19,164)		399,851	10,317	33,342	(926)		442,584

Costs and expenses:
Operating expenses	2,032	267,144	2,749	(19,164)	(b)	252,761	3,928	5,660	(625)	(b,c)	261,724
Commission expenses	-	36,664	-	-		36,664	-	-	-		36,664
Cost of sales	-	23,229	-	-		23,229	-	-	-		23,229
Benefits and losses	-	-	-	-		-	3,766	21,065	-		24,831
Amortization of deferred policy acquisition costs	-	-	-	-		-	14	2,729	-		2,743
Lease expense	22	38,996	2	-		39,020	-	-	(301)	(b)	38,719
Depreciation, net of (gains) losses on disposals	4	66,131	2,540	-		68,675	-	-	-		68,675
Total costs and expenses	2,058	432,164	5,291	(19,164)		420,349	7,708	29,454	(926)		456,585

Equity in earnings of subsidiaries	(39,063)	-	-	43,056	(d)	3,993	-	-	(3,993)	(d)	-

Earnings (loss) from operations	(40,031)	(32,420)	12,890	43,056		(16,505)	2,609	3,888	(3,993)		(14,001)
Interest income (expense)	23,728	(39,189)	(10,539)	-		(26,000)	-	-	-		(26,000)
Pretax earnings (loss)	(16,303)	(71,609)	2,351	43,056		(42,505)	2,609	3,888	(3,993)		(40,001)
Income tax benefit (expense)	(8,649)	27,466	(1,264)	-		17,553	(912)	(1,592)	-		15,049
Net earnings (loss)	(24,952)	(44,143)	1,087	43,056		(24,952)	1,697	2,296	(3,993)		(24,952)
Less: Preferred stock dividends	(3,241)	-	-	-		(3,241)	-	-	-		(3,241)
Earnings (loss) available to common shareholders	$(28,193)	$(44,143)	$1,087	$43,056		$(28,193)	$1,697	$2,296	$(3,993)		$(28,193)
(a) Balances for the quarter ended September 30, 2008
(b) Eliminate intercompany lease income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statements of operations by industry for the nine months ended December 31, 2009 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$1,122,676	$-	$-		$1,122,676	$-	$-	$(1,257)	(c)	$1,121,419
Self-storage revenues	-	81,337	1,010	-		82,347	-	-	-		82,347
Self-moving and self-storage products and service sales	-	154,421	-	-		154,421	-	-	-		154,421
Property management fees	-	14,432	-	-		14,432	-	-	-		14,432
Life insurance premiums	-	-	-	-		-	-	95,353	-		95,353
Property and casualty insurance premiums	-	-	-	-		-	21,071	-	-		21,071
Net investment and interest income	3,253	16,585	-	-		19,838	5,481	14,543	(954)	(b,e)	38,908
Other revenue	-	33,624	55,481	(59,765)	(b)	29,340	-	2,100	(1,180)	(b)	30,260
Total revenues	3,253	1,423,075	56,491	(59,765)		1,423,054	26,552	111,996	(3,391)		1,558,211

Costs and expenses:
Operating expenses	6,341	798,359	6,436	(59,765)	(b)	751,371	10,882	17,102	(2,411)	(b,c)	776,944
Commission expenses	-	133,483	-	-		133,483	-	-	-		133,483
Cost of sales	-	79,606	-	-		79,606	-	-	-		79,606
Benefits and losses	-	-	-	-		-	10,984	76,476	-		87,460
Amortization of deferred policy acquisition costs	-	-	-	-		-	-	6,367	-		6,367
Lease expense	60	118,595	6	-		118,661	-	-	(915)	(b)	117,746
Depreciation, net of (gains) losses on disposals	13	163,358	9,662	-		173,033	-	-	-		173,033
Total costs and expenses	6,414	1,293,401	16,104	(59,765)		1,256,154	21,866	99,945	(3,326)		1,374,639

Equity in earnings of subsidiaries	27,522	-	-	(16,630)	(d)	10,892	-	-	(10,892)	(d)	-

Earnings from operations	24,361	129,674	40,387	(16,630)		177,792	4,686	12,051	(10,957)		183,572
Interest income (expense)	72,094	(117,429)	(25,341)	-		(70,676)	-	-	-		(70,676)
Pretax earnings	96,455	12,245	15,046	(16,630)		107,116	4,686	12,051	(10,957)		112,896
Income tax expense	(25,747)	(4,303)	(6,358)	-		(36,408)	(1,640)	(4,205)	-		(42,253)
Net earnings	70,708	7,942	8,688	(16,630)		70,708	3,046	7,846	(10,957)		70,643
Excess carrying amount of preferred stock over consideration paid	-	-	-	-		-	-	-	381		381
Less: Preferred stock dividends	(9,723)	-	-	-		(9,723)	-	-	65	(e)	(9,658)
Earnings available to common shareholders	$60,985	$7,942	$8,688	$(16,630)		$60,985	$3,046	$7,846	$(10,511)		$61,366
(a) Balances for the nine months ended September 30, 2009
(b) Eliminate intercompany lease income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries
(e) Elimination of preferred stock dividend paid to affiliate

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statements of operations by industry for the nine months ended December 31, 2008 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$1,140,870	$-	$-		$1,140,870	$-	$-	$(40)	(c)	$1,140,830
Self-storage revenues	-	81,527	1,322	-		82,849	-	-	-		82,849
Self-moving and self-storage products and service sales	-	159,515	-	-		159,515	-	-	-		159,515
Property management fees	-	15,496	-	-		15,496	-	-	-		15,496
Life insurance premiums	-	-	-	-		-	-	81,525	-		81,525
Property and casualty insurance premiums	-	-	-	-		-	21,612	-	-		21,612
Net investment and interest income	3,326	19,708	-	-		23,034	7,280	15,209	(1,031)	(b,d)	44,492
Other revenue	-	31,886	52,935	(57,215)	(b)	27,606	-	4,187	(1,239)	(b)	30,554
Total revenues	3,326	1,449,002	54,257	(57,215)		1,449,370	28,892	100,921	(2,310)		1,576,873

Costs and expenses:
Operating expenses	6,551	817,813	7,085	(57,215)	(b)	774,234	10,788	16,879	(1,374)	(b,c,d)	800,527
Commission expenses	-	138,711	-	-		138,711	-	-	-		138,711
Cost of sales	-	90,856	-	-		90,856	-	-	-		90,856
Benefits and losses	-	-	-	-		-	11,073	63,504	-		74,577
Amortization of deferred policy acquisition costs	-	-	-	-		-	22	7,147	-		7,169
Lease expense	70	112,631	5	-		112,706	-	-	(903)	(b)	111,803
Depreciation, net of (gains) losses on disposals	13	191,416	8,618	-		200,047	-	-	-		200,047
Total costs and expenses	6,634	1,351,427	15,708	(57,215)		1,316,554	21,883	87,530	(2,277)		1,423,690

Equity in earnings of subsidiaries	7,735	-	-	5,480	(e)	13,215	-	-	(13,215)	(e)	-

Earnings from operations	4,427	97,575	38,549	5,480		146,031	7,009	13,391	(13,248)		153,183
Interest income (expense)	69,375	(112,318)	(31,864)	-		(74,807)	-	-	33	(d)	(74,774)
Pretax earnings (loss)	73,802	(14,743)	6,685	5,480		71,224	7,009	13,391	(13,215)		78,409
Income tax benefit (expense)	(25,104)	6,227	(3,649)	-		(22,526)	(2,453)	(4,732)	-		(29,711)
Net earnings (loss)	48,698	(8,516)	3,036	5,480		48,698	4,556	8,659	(13,215)		48,698
Less: Preferred stock dividends	(9,723)	-	-	-		(9,723)	-	-	-		(9,723)
Earnings (loss) available to common shareholders	$38,975	$(8,516)	$3,036	$5,480		$38,975	$4,556	$8,659	$(13,215)		$38,975
(a) Balances for the nine months ended September 30, 2008
(b) Eliminate intercompany lease income
(c) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2009 are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$70,708	$7,942	$8,688	$(16,630)	$70,708	$3,046	$7,846	$(10,957)	$70,643
Earnings from consolidated entities	(27,522)	-	-	16,630	(10,892)	-	-	10,892	-
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	13	164,901	9,625	-	174,539	-	-	-	174,539
Amortization of deferred policy acquisition costs	-	-	-	-	-	-	6,367	-	6,367
Change in allowance for losses on trade receivables	-	141	-	-	141	-	(2)	-	139
Change in allowance for losses on mortgage notes	-	(6)	-	-	(6)	-	-	-	(6)
Change in allowance for inventory reserve	-	2,422	-	-	2,422	-	-	-	2,422
Net (gain) loss on sale of real and personal property	-	(1,543)	37	-	(1,506)	-	-	-	(1,506)
Net (gain) loss on sale of investments	-	-	-	-	-	40	(890)	-	(850)
Deferred income taxes	35,517	-	-	-	35,517	1,441	2,809	-	39,767
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(262)	7	-	(255)	14,208	(3,475)	-	10,478
Inventories	-	10,644	-	-	10,644	-	-	-	10,644
Prepaid expenses	663	1,049	(334)	-	1,378	-	-	-	1,378
Capitalization of deferred policy acquisition costs	-	-	-	-	-	-	(10,383)	-	(10,383)
Other assets	(6)	3,221	1,226	-	4,441	266	(172)	-	4,535
Related party assets	483	1,118	(25)	-	1,576	576	-	-	2,152
Accounts payable and accrued expenses	(170)	(27,130)	(2,514)	-	(29,814)	-	7,060	-	(22,754)
Policy benefits and losses, claims and loss expenses payable	-	24,659	-	-	24,659	(14,956)	17,307	-	27,010
Other policyholders' funds and liabilities	-	-	-	-	-	(1,318)	(11)	-	(1,329)
Deferred income	-	418	-	-	418	-	-	-	418
Related party liabilities	-	(349)	-	-	(349)	(685)	58	-	(976)
Net cash provided (used) by operating activities	79,686	187,225	16,710	-	283,621	2,618	26,514	(65)	312,688

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(3)	(197,938)	(14,918)	-	(212,859)	-	-	-	(212,859)
Short term investments	-	-	-	-	-	(67,823)	(138,858)	-	(206,681)
Fixed maturities investments	-	-	-	-	-	(30,302)	(99,099)	-	(129,401)
Preferred stock	-	-	-	-	-	(1,539)	-	-	(1,539)
Real estate	-	(204)	(253)	-	(457)	-	-	-	(457)
Mortgage loans	-	(467)	(317)	-	(784)	(1,311)	(118)	-	(2,213)
Proceeds from sales of:
Property, plant and equipment	-	129,709	1,080	-	130,789	-	-	-	130,789
Short term investments	-	-	-	-	-	76,703	140,229	-	216,932
Fixed maturities investments	-	-	-	-	-	22,959	104,285	-	127,244
Preferred stock	-	-	-	-	-	1,724	512	-	2,236
Real estate	-	-	-	-	-	53			53
Mortgage loans	-	-	-	-	-	51	4,677	-	4,728
Payments from notes and mortgage receivables	-	131	-	-	131	-	-	-	131
Net cash provided (used) by investing activities	(3)	(68,769)	(14,408)	-	(83,180)	515	11,628	-	(71,037)
	(page 1 of 2)
(a) Balance for the period ended September 30, 2009

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the nine months ended December 31, 2009 are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	-	33,734	29,359	-	63,093	-	-	-		63,093
Principal repayments on credit facilities	-	(80,241)	(18,636)	-	(98,877)	-	-	-		(98,877)
Debt issuance costs	-	(2,109)	(216)	-	(2,325)	-	-	-		(2,325)
Capital lease payments	-	(2,519)	-	-	(2,519)	-	-	-		(2,519)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	812	-	-	812	-	-	-		812
Proceeds from (repayment of) intercompany loans	(77,318)	90,124	(12,806)	-	-	-	-	-		-
Preferred stock dividends paid	(9,723)	-	-	-	(9,723)	-	-	65	(b)	(9,658)
Dividend from related party	7,764	-	-	-	7,764	-	-	-		7,764
Investment contract deposits	-	-	-	-	-	-	8,230	-		8,230
Investment contract withdrawals	-	-	-	-	-	-	(38,908)	-		(38,908)
Net cash provided (used) by financing activities	(79,277)	39,801	(2,299)	-	(41,775)	-	(30,678)	65		(72,388)

Effects of exchange rate on cash	-	1,851	-	-	1,851	-	-	-		1,851

Increase in cash and cash equivalents	406	160,108	3	-	160,517	3,133	7,464	-		171,114
Cash and cash equivalents at beginning of period	38	213,040	-	-	213,078	19,197	8,312	-		240,587
Cash and cash equivalents at end of period	$444	$373,148	$3	$-	$373,595	$22,330	$15,776	$-		$411,701
	(page 2 of 2)
(a) Balance for the period ended September 30, 2009
(b) Elimination of preferred stock dividend paid to affiliate

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2008 are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings (loss)	$48,698	$(8,516)	$3,036	$5,480	$48,698	$4,556	$8,659	$(13,215)	$48,698
Earnings from consolidated entities	(7,735)	-	-	(5,480)	(13,215)	-	-	13,215	-
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	13	175,857	9,157	-	185,027	-	-	-	185,027
Amortization of deferred policy acquisition costs	-	-	-	-	-	22	7,147	-	7,169
Change in provision for losses on trade receivables	-	(207)	-	-	(207)	-	69	-	(138)
Change in provision for losses on mortgage notes	-	(308)	-	-	(308)	-	-	-	(308)
Change in provision for inventory reserve	-	1,488	-	-	1,488	-	-	-	1,488
Net (gain) loss on sale of real and personal property	-	15,559	(539)	-	15,020	-	-	-	15,020
Net (gain) loss on sale of investments	-	-	-	-	-	(99)	252	-	153
Deferred income taxes	19,043	-	-	-	19,043	1,755	1,310	-	22,108
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	4,432	(1)	-	4,431	(10,625)	(157)	-	(6,351)
Inventories	-	(11,573)	-	-	(11,573)	-	-	-	(11,573)
Prepaid expenses	4,488	2,442	(204)	-	6,726	-	-	-	6,726
Capitalization of deferred policy acquisition costs	-	-	-	-	-	8	(7,517)	-	(7,509)
Other assets	-	(6,212)	1,260	-	(4,952)	516	156	-	(4,280)
Related party assets	3,675	(4,501)	(68)	-	(894)	4,680	-	-	3,786
Accounts payable and accrued expenses	1,643	(9,224)	864	-	(6,717)	-	(207)	-	(6,924)
Policy benefits and losses, claims and loss expenses payable	-	1,718	-	-	1,718	(3,344)	(2,144)	-	(3,770)
Other policyholders' funds and liabilities	-	-	-	-	-	(816)	(1,783)	-	(2,599)
Deferred income	-	10,675	-	-	10,675	-	-	-	10,675
Related party liabilities	-	(1,244)	-	-	(1,244)	(60)	(3,189)	-	(4,493)
Net cash provided (used) by operating activities	69,825	170,386	13,505	-	253,716	(3,407)	2,596	-	252,905

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(1)	(296,094)	(20,875)	-	(316,970)	-	-	-	(316,970)
Short term investments	-	-	-	-	-	(86,175)	(167,611)	-	(253,786)
Fixed maturities investments	-	-	-	-	-	(11,206)	(115,169)	-	(126,375)
Preferred stock	-	-	-	-	-	-	(2,000)		(2,000)
Real estate	-	(8)	-	-	(8)	(404)	-	-	(412)
Mortgage loans	-	(1,358)	(195)	-	(1,553)	-	(10,593)	-	(12,146)
Proceeds from sales of:
Property, plant and equipment	-	105,009	1,426	-	106,435	-	-	-	106,435
Short term investments	-	-	-	-	-	73,380	171,019	-	244,399
Fixed maturities investments	-	-	-	-	-	56,179	139,272	-	195,451
Equity securities	-	-	-	-	-	-	28	-	28
Real estate	-	-	704	-	704	-	-	-	704
Mortgage loans	-	-	-	-	-	19	5,146	-	5,165
Payments from notes and mortgage receivables	-	816	-	-	816	-	-	-	816
Net cash provided (used) by investing activities	(1)	(191,635)	(18,940)	-	(210,576)	31,793	20,092	-	(158,691)
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
	(page 2 of 2)
(a) Balance for the period ended September 30, 2008

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended December 31, 2009
Total revenues	$437,238	$26,390	$463,628
Depreciation and amortization, net of (gains) losses on disposals	57,424	1,756	59,180
Interest expense	23,362	155	23,517
Pretax earnings	3,128	1,913	5,041
Income tax expense	871	650	1,521
Identifiable assets	3,856,048	113,641	3,969,689

Quarter ended December 31, 2008
Total revenues	$420,215	$22,369	$442,584
Depreciation and amortization, net of (gains) losses on disposals	69,965	1,453	71,418
Interest expense	25,873	127	26,000
Pretax earnings (loss)	(40,206)	205	(40,001)
Income tax expense (benefit)	(15,118)	69	(15,049)
Identifiable assets	3,804,372	91,988	3,896,360

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Nine months ended December 31, 2009
Total revenues	$1,464,746	$93,465	$1,558,211
Depreciation and amortization, net of (gains) losses on disposals	174,359	5,041	179,400
Interest expense	70,227	449	70,676
Pretax earnings	102,657	10,239	112,896
Income tax expense	38,771	3,482	42,253
Identifiable assets	3,856,048	113,641	3,969,689

Nine months ended December 31, 2008
Total revenues	$1,483,062	$93,811	$1,576,873
Depreciation and amortization, net of (gains) losses on disposals	200,957	6,259	207,216
Interest expense	74,301	473	74,774
Pretax earnings	71,983	6,426	78,409
Income tax expense	27,526	2,185	29,711
Identifiable assets	3,804,372	91,988	3,896,360

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13. Employee Benefit Plans

The components of net periodic benefit costs with respect to post retirement benefits were as follows:

	Quarter Ended December 31,
	2009	2008
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$105	$102
Interest cost on accumulated postretirement benefit	151	135
Other components	(26)	(23)
Net periodic postretirement benefit cost	$230	$214

	Nine Months Ended December 31,
	2009	2008
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$315	$308
Interest cost on accumulated postretirement benefit	452	403
Other components	(78)	(70)
Net periodic postretirement benefit cost	$689	$641

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table represents the financial assets and liabilities on the condensed consolidated balance sheet at December 31, 2009, that are subject to ASC 820 and the valuation approach applied to each of these items.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited)
	(In thousands)
Assets
Short-term investments	$462,209	$462,209	$-	$-
Fixed maturities - available for sale	536,458	518,601	15,931	1,926
Preferred stock	18,075	18,075	-	-
Common stock	13	13	-	-
Less: Preferred stock of AMERCO held by RepWest	(1,874)	(1,874)	-	-
Total	$1,014,881	$997,024	$15,931	$1,926

Liabilities
Guaranteed residual values of TRAC leases	$-	$-	$-	$-
Derivatives	51,028	-	51,028	-
Total	$51,028	$-	$51,028	$-

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table represents the fair value measurements at December 31, 2009 using significant unobservable inputs (Level 3).

	Fixed Maturities - Auction Rate Securities	Fixed Maturities - Asset Backed Securities	Common Stock	Total
	(Unaudited)
	(In thousands)
Balance at March 31, 2009	$2,413	$-	$5	$2,418
Transfers into Level 3 (a)	-	363	-	363
Fixed Maturities - Auction Rate Securities gain (unrealized)	158	-	-	158
Sale of securities	-	-	(5)	(5)
Balance at June 30, 2009	2,571	363	-	2,934
Fixed Maturities - Auction Rate Securities gain (unrealized)	6	-	-	6
Fixed Maturities - Asset Backed Securities loss (realized)	-	(106)	-	(106)
Fixed Maturities - Asset Backed Securities loss (unrealized)	-	(219)	-	(219)
Securities called at par	(222)	-	-	(222)
Balance at September 30, 2009	2,355	38	-	2,393
Fixed Maturities - Auction Rate Securities gain (unrealized)	18	-	-	18
Fixed Maturities - Asset Backed Securities gain (unrealized)	-	234	-	234
Securities OTTI loss (realized)	-	(226)	-	(226)
Securities called at par	(493)	-	-	(493)
Balance at December 31, 2009	$1,880	$46	$-	$1,926

(a) Reflects the transfer of adjustable rate securities for which no meaningful market rate bids are currently available. The valuation of these assets was based on a pricing matrix system as determined by the custodian of these securities.

15. Subsequent Events

On February 1, 2010, the Board declared a regular quarterly cash dividend of $0.53125 per share on the Company’s Series A Preferred Stock. The dividend will be payable March 1, 2010 to holders of record on February 15, 2010.

On January 28, 2010 the Company notified the trustee of its intent to fully repay the $86.6 million Cargo Van/Pickup Note on February 25, 2010. There are no prepayment penalties associated with this transaction.

The Company’s management has evaluated subsequent events occurring after December 31, 2009, the date of our most recent balance sheet date through February 3, 2010 the date our financial statements will be issued. Other than the preferred stock dividend we do not believe any subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our results of operations for the third quarter and first nine months of fiscal 2010, compared with the third quarter and first nine months of fiscal 2009, which is followed by an analysis of changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources and Disclosures about Contractual Obligations and Commercial Commitments. We conclude this MD&A by discussing our outlook for the fourth quarter of fiscal 2010 and into fiscal 2011.

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

eMove is an online marketplace that connects consumers to independent Moving Help™ service providers and over 4,800 independent Self-Storage Affiliates. Our network of customer-rated affiliates provides pack and load help, cleaning help, self-storage and similar services, all over North America. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

For more than sixty years, U-Haul has incorporated sustainable practices into its everyday operations. We believe that our basic business premise of truck-sharing helps reduce greenhouse gas emissions and reduces the need for total large-capacity vehicles. Currently, we remain focused on reducing waste and are dedicated to manufacturing reusable components and recyclable products. We believe that our commitment to sustainability, through our products and services, has helped us to reduce negative impacts on the environment.

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

In fiscal 2003 and fiscal 2002, SAC Holdings were considered special purpose entities and were consolidated based on the provisions of EITF Issue 90-15, Impact of Nonsubstantive Lessors, Residual Value Guarantees and Other Provisions in Leasing Transactions, (“EITF 90-15”). In fiscal 2004, the Company evaluated its interests in SAC Holdings, the Company concluded that SAC Holdings were VIE’s and that the Company was the primary beneficiary. Accordingly, the Company continued to include SAC Holdings in its consolidated financial statements.

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

The condensed consolidated balance sheets as of December 31, 2009 and March 31, 2009 include the accounts of AMERCO and its wholly-owned subsidiaries. The December 31, 2009 and 2008 condensed consolidated statements of operations and cash flows include the accounts of AMERCO and its wholly-owned subsidiaries.

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

In fiscal 2006, management performed an analysis of the expected economic value of new rental trucks and determined that additions to the fleet resulting from purchase should be depreciated on an accelerated method based upon a declining formula. The salvage value and useful life assumptions of the rental truck fleet remain unchanged. Under the declining balances method (2.4 times declining balance), the book value of a rental truck is reduced approximately 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively and then reduced on a straight line basis an additional 10% by the end of year fifteen. Whereas, a standard straight line approach would reduce the book value by approximately 5.3% per year over the life of the truck. For the affected equipment, the accelerated depreciation was $12.0 million and $14.1 million greater than what it would have been if calculated under a straight line approach for the third quarter of fiscal 2010 and 2009, respectively and $38.0 million and $42.1 million for the first nine months of fiscal 2010 and 2009, respectively.

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

Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities (“ASC 320”) to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment including but not limited to: ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. The Company’s insurance subsidiaries recognized $0.2 million in other-than-temporary impairments for the third quarter of fiscal 2010 and 2009 and $0.7 million and $0.4 million for the first nine months of fiscal 2010 and 2009, respectively.

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

Subsequent Events

On February 1, 2010, the Board declared a regular quarterly cash dividend of $0.53125 per share on the Company’s Series A Preferred Stock. The dividend will be payable March 1, 2010 to holders of record on February 15, 2010.

On January 28, 2010 the Company notified the trustee of its intent to fully repay the $86.6 million Cargo Van/Pickup Note on February 25, 2010. There are no prepayment penalties associated with this transaction.

The Company’s management has evaluated subsequent events occurring after December 31, 2009, the date of our most recent balance sheet date through February 3, 2010 the date our financial statements will be issued. Other than the preferred stock dividend we do not believe any subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

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

Recent Accounting Pronouncements

During our second and third quarters of fiscal 2010, the FASB has issued several Accounting Standards Updates (“ASU’s”) – ASU 2009-02 through ASU 2009-15. The ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

ASU 2009-16 formally incorporates into the FASB Codification amendments to SFAS 140 made by SFAS 166 primarily to (1) eliminate the concept of a qualifying special-purpose entity, (2) limit the circumstances under which a financial asset (or portion thereof) should be derecognized when the entire financial asset has not been transferred to a non-consolidated entity, (3) require additional information to be disclosed concerning a transferor's continuing involvement with transferred financial assets, and (4) require that all servicing assets and servicing liabilities be initially measured at fair value. The amendments to FASB ASC 860-10 and FASB ASC 860-50 are effective as of the start of the first annual reporting period beginning after November 15, 2009, for interim periods within the first annual reporting period, and for all subsequent annual and interim reporting periods. Earlier application is not permitted. The Company does not believe that the adoption of this statement in the first quarter of fiscal 2011 will have a material impact on our financial statements.

ASU No. 2009-17 formally incorporates into the FASB Codification amendments to FIN 46(R) made by SFAS 167 to require that a comprehensive qualitative analysis be performed to determine whether a holder of variable interests in a variable interest entity also has a controlling financial interest in that entity. In addition, the amendments require that the same type of analysis be applied to entities that were previously designated as qualified special-purpose entities. The amendments to FASB ASC 810-10 are effective as of the start of the first annual reporting period beginning after November 15, 2009, for interim periods within the first annual reporting period, and for all subsequent annual and interim reporting periods. Earlier application is not permitted, but retrospective application to previously issued financial statements for previous years is allowed (but not required). The Company is currently evaluating the impact this statement will have on our first quarter of fiscal 2011 financial statements.

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended December 31, 2009 compared with the Quarter Ended December 31, 2008

Listed below on a consolidated basis are revenues for our major product lines for the third quarter of fiscal 2010 and 2009:

	Quarter Ended December 31,
	2009	2008
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$321,275	$311,557
Self-storage revenues	27,931	27,397
Self-moving and self-storage products and service sales	41,077	38,663
Property management fees	5,504	6,059
Life insurance premiums	39,011	27,509
Property and casualty insurance premiums	7,810	8,129
Net investment and interest income	12,689	14,913
Other revenue	8,331	8,357
Consolidated revenue	$463,628	$442,584

Self-moving equipment rental revenues increased $9.7 million during the third quarter of fiscal 2010, compared with the third quarter of fiscal 2009. We experienced increases in both one-way and In-Town transactions compared with the same period last year.

Self-storage revenues increased $0.5 million during the third quarter of fiscal 2010, compared with the third quarter of fiscal 2009 due to a net increase in the number of occupied rooms.

Sales of self-moving and self-storage products and services increased $2.4 million during the third quarter of fiscal 2010, compared with the third quarter of fiscal 2009. Revenue from the sales of moving supplies, propane and towing accessories all increased during the quarter.

Life insurance premiums increased $11.5 million during the third quarter of fiscal 2010, compared with the third quarter of fiscal 2009 primarily as a result of increased sales of its final expense life insurance and new single premium whole life product.

Net investment and interest income decreased $2.2 million during the third quarter of fiscal 2010, compared with the third quarter of fiscal 2009 as a result of reduced investment yields on short-term invested asset balances.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $463.6 million in the third quarter of fiscal 2010, compared with $442.6 million in the third quarter of fiscal 2009.

Listed below are revenues and earnings (loss) from operations at each of our operating segments for the third quarter of fiscal 2010 and fiscal 2009. The insurance companies third quarters ended September 30, 2009 and 2008.

	Quarter Ended December 31,
	2009	2008
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$410,969	$399,851
Earnings (loss) from operations	26,126	(16,505)
Property and casualty insurance
Revenues	9,642	10,317
Earnings from operations	1,636	2,609
Life insurance
Revenues	44,389	33,342
Earnings from operations	5,462	3,888
Eliminations
Revenues	(1,372)	(926)
Earnings from operations	(4,666)	(3,993)
Consolidated results
Revenues	463,628	442,584
Earnings (loss) from operations	28,558	(14,001)

Total costs and expenses decreased $21.5 million during the third quarter of fiscal 2010, compared with the third quarter of fiscal 2009. Moving and Storage operating expenses, including equipment maintenance and repair costs, decreased $17.8 million. Depreciation expense decreased $11.6 million.  Included in the depreciation results was a $5.3 million reduction in the losses from the disposal of equipment for the quarter compared with the same period last year.  Benefits and operating costs increased at the Life Insurance segment in proportion to the increase in new business added during the quarter.

As a result of the above mentioned changes in revenues and expenses, earnings (loss) from operations were $28.6 million in the third quarter of fiscal 2010, compared with ($14.0) million for the third quarter of fiscal 2009.

Interest expense for the third quarter of fiscal 2010 was $23.5 million, compared with $26.0 million in the third quarter of fiscal 2009.

Income tax benefit (expense) was ($1.5) million in the third quarter of fiscal 2010, compared with $15.0 million in third quarter of fiscal 2009 due to an increase in pretax earnings for the third quarter of fiscal 2010.

Dividends accrued on our Series A Preferred were $3.2 million for the third quarter of fiscal 2010 and 2009.

As a result of the above mentioned items, earnings (loss) available to common shareholders were $0.3 million in the third quarter of fiscal 2010, compared with ($28.2) million in the third quarter of fiscal 2009.

The weighted average common shares outstanding basic and diluted were 19,393,306 in the third quarter of fiscal 2010, compared with 19,347,660 in the third quarter of fiscal 2009.

Basic and diluted earnings (loss) per share in the third quarter of fiscal 2010 were $0.02, compared with ($1.46) for the third quarter of fiscal 2009.

Moving and Storage

Quarter Ended December 31, 2009 compared with the Quarter Ended December 31, 2008

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the third quarter of fiscal 2010 and 2009:

	Quarter Ended December 31,
	2009	2008
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$321,784	$311,597
Self-storage revenues	27,931	27,397
Self-moving and self-storage products and service sales	41,077	38,663
Property management fees	5,504	6,059
Net investment and interest income	6,408	8,006
Other revenue	8,265	8,129
Moving and Storage revenue	$410,969	$399,851

Self-moving equipment rental revenues increased $10.2 million during the third quarter of fiscal 2010, compared with the third quarter of fiscal 2009.  We experienced increases in both one-way and In-Town transactions compared to the same period last year.

Self-storage revenues increased $0.5 million during the third quarter of fiscal 2010, compared with the third quarter of fiscal 2009 due to a net increase in the number of occupied rooms.

Sales of self-moving and self-storage products and services increased $2.4 million during the third quarter of fiscal 2010, compared with the third quarter of fiscal 2009.  Revenue from the sales of moving supplies, propane and towing accessories all increased during the quarter.

Net investment and interest income decreased $1.6 million during the third quarter of fiscal 2010, compared with the third quarter of fiscal 2009 as a result of reduced investment yields on short-term invested asset balances.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations is as follows:

	Quarter Ended December 31,
	2009	2008
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of December 31	143	137
Square footage as of December 31	11,625	11,033
Average number of rooms occupied	106	106
Average occupancy rate based on room count	74.1%	78.0%
Average square footage occupied	8,799	8,718

Total costs and expenses decreased $30.9 million during the third quarter of fiscal 2010, compared with the third quarter of fiscal 2009. Operating expenses, including equipment maintenance and repair costs, decreased $17.8 million.  Depreciation expense decreased $11.6 million. Included in the depreciation results was a $5.3 million reduction in the losses from the disposal of equipment for the quarter compared with the same period last year.

Equity in the earnings of AMERCO’s insurance subsidiaries increased $0.6 million in the third quarter of fiscal 2010, compared with the third quarter of fiscal 2009.

As a result of the above mentioned changes in revenues and expenses, earnings (loss) from operations were $26.1 million in the third quarter of fiscal 2010, compared with ($16.5) million in the third quarter of fiscal 2009.

Property and Casualty Insurance

Quarter Ended September 30, 2009 compared with the Quarter Ended September 30, 2008

Net premiums were $7.8 million and $8.1 million for the third quarter ended September 30, 2009 and 2008, respectively.

Net investment income was $1.8 million and $2.2 million for the third quarter ended September 30, 2009 and 2008, respectively.  The decrease was due to lower interest rates earned on short term investments.

Net operating expenses, which are offset by claims handling fees, were $4.0 million and $3.9 million for the third quarter ended September 30, 2009 and 2008, respectively.

Benefits and losses incurred were $4.0 million and $3.8 million for the third quarter ended September 30, 2009 and 2008, respectively.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $1.6 million and $2.6 million for the third quarter ended September 30, 2009 and 2008, respectively.

Life Insurance

Quarter Ended September 30, 2009 compared with the Quarter Ended September 30, 2008

Net premiums were $39.0 million and $27.5 million for the third quarters ended September 30, 2009 and 2008, respectively. Life insurance premiums increased by $13.1 million as a result of expanded distribution. Medicare supplement premiums decreased by $1.8 million due to decrements in excess of new sales and premium rate increases.

Net investment income was $4.8 million and $5.0 million for the third quarters ended September 30, 2009 and 2008, respectively. The decrease was primarily due to lower short term investment yields offset by gains on the sale of bonds.

Net operating expenses were $6.8 million and $5.7 million for the third quarters ended September 30, 2009 and 2008, respectively. The growth was a result of increased life commissions paid on expanded sales of the single premium life product. This was partially offset by a reduction of Medicare supplement commissions, driven by lower collected premiums and reduced renewal commission rates compared to the prior year.

Benefits incurred were $30.0 million and $21.1 million for the third quarters ended September 30, 2009 and 2008, respectively.  Life insurance benefits increased $11.3 million due to the increase in reserves from expanded sales and additional claims on a larger volume of inforce business. Medicare supplement benefits decreased $2.1 million primarily due to policy decrements.

Amortization of deferred acquisition costs (“DAC”) and the value of business acquired (“VOBA”) was $2.2 million and $2.7 million for the third quarters ended September 30, 2009 and 2008, respectively.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $5.5 million and $3.9 million for the third quarters ended September 30, 2009 and 2008, respectively.

AMERCO and Consolidated Entities

Nine Months Ended December 31, 2009 compared with the Nine Months Ended December 31, 2008

Listed below on a consolidated basis are revenues for our major product lines for the first nine months of fiscal 2010 and 2009:

	Nine Months Ended December 31,
	2009	2008
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,121,419	$1,140,830
Self-storage revenues	82,347	82,849
Self-moving and self-storage products and service sales	154,421	159,515
Property management fees	14,432	15,496
Life insurance premiums	95,353	81,525
Property and casualty insurance premiums	21,071	21,612
Net investment and interest income	38,908	44,492
Other revenue	30,260	30,554
Consolidated revenue	$1,558,211	$1,576,873

Self-moving equipment rental revenues decreased $19.4 million during the first nine months of fiscal 2010, compared with the first nine months of fiscal 2009. Declines in one-way moving revenues resulting from fewer transactions in the first quarter combined with lower average revenue per one-way transaction were primarily responsible for the decrease.  This variance has narrowed over the last quarter as one-way transactions improved.  Growth in In-Town transactions resulted in an increase in our overall truck rental transactions for the nine months.  Foreign currency exchange rates between the United States and Canada negatively affected our translated U.S. dollar reported revenues during the first six months of fiscal 2010 compared to the same period last year and has begun to reverse itself over the last three months.

Self-storage revenues decreased $0.5 million during the first nine months of fiscal 2010, compared with the first nine months of fiscal 2009 due to a decline in the average number of occupied rooms.

Sales of self-moving and self-storage products and services decreased $5.1 million during the first nine months of fiscal 2010, compared with the first nine months of fiscal 2009. A significant portion of the decrease was related to propane sales that trended down along with the cost of propane.  Measured on a volume basis, propane sales increased during the nine months; however, the significant decline in the cost of propane more than offset this volume increase.

Life insurance premiums increased $13.8 million during the first nine months of fiscal 2010, compared with the first nine months of fiscal 2009 primarily as a result of increased sales of its final expense life insurance and its new single premium whole life product.

Net investment and interest income decreased $5.6 million during the first nine months of fiscal 2010, compared with the first nine months of fiscal 2009 as a result of reduced investment yields on short-term invested asset balances.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $1,558.2 million in the first nine months of fiscal 2010, compared with $1,576.9 million in the first nine months of fiscal 2009.

Listed below are revenues and earnings from operations at each of our operating segments for the first nine months of fiscal 2010 and 2009. The insurance companies first nine months ended September 30, 2009 and 2008.

	Nine Months Ended December 31,
	2009	2008
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,423,054	$1,449,370
Earnings from operations	177,792	146,031
Property and casualty insurance
Revenues	26,552	28,892
Earnings from operations	4,686	7,009
Life insurance
Revenues	111,996	100,921
Earnings from operations	12,051	13,391
Eliminations
Revenues	(3,391)	(2,310)
Earnings from operations	(10,957)	(13,248)
Consolidated results
Revenues	1,558,211	1,576,873
Earnings from operations	183,572	153,183

Total costs and expenses decreased $49.1 million during the first nine months of fiscal 2010, compared with the first nine months of fiscal 2009. Commission and cost of sales expenses decreased in proportion to their associated revenue declines. Operating expenses for Moving and Storage decreased $22.9 million. Lease expense increased $5.9 million while depreciation expense decreased $27.0 million. Included in the depreciation results was a $16.5 million improvement in the gains from the disposal of equipment for the nine months compared to the same period last year. Benefits and operating costs increased at the Life Insurance segment in proportion to the increase in new life insurance business added during the nine months.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $183.6 million in the first nine months of fiscal 2010, compared with $153.2 million in the first nine months of fiscal 2009.

Interest expense in the first nine months of fiscal 2010 was $70.7 million, compared with $74.8 million in the first nine months of fiscal 2009.

Income tax expense was $42.3 million in the first nine months of fiscal 2010, compared with $29.7 million in first nine months of fiscal 2009 in part due to higher pretax earnings for the first nine months of fiscal 2010.

For the nine months of fiscal 2010, the Company recognized an excess carrying amount on the purchase of Series A Preferred by RepWest of $0.4 million as required by ASC 260 - Earnings Per Share.

Dividends accrued on our Series A Preferred were $9.7 million for the first nine months of fiscal 2010 and 2009.

As a result of the above mentioned items, earnings available to common shareholders were $61.4 million in the first nine months of fiscal 2010, compared with $39.0 million in the first nine months of fiscal 2009.

The weighted average common shares outstanding basic and diluted were 19,381,579 in first nine months of fiscal 2010, compared with 19,347,302 in the first nine months of fiscal 2009.

Basic and diluted earnings per common share in the first nine months of fiscal 2010 were $3.17, compared with $2.01 in the first nine months of fiscal 2009.

Moving and Storage

Nine Months Ended December 31, 2009 compared with the Nine Months Ended December 31, 2008

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first nine months of fiscal 2010 and 2009:

	Nine Months Ended December 31,
	2009	2008
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,122,676	$1,140,870
Self-storage revenues	82,347	82,849
Self-moving and self-storage products and service sales	154,421	159,515
Property management fees	14,432	15,496
Net investment and interest income	19,838	23,034
Other revenue	29,340	27,606
Moving and Storage revenue	$1,423,054	$1,449,370

Self-moving equipment rental revenues decreased $18.2 million during the first nine months of fiscal 2010, compared with the first nine months of fiscal 2009. Declines in one-way moving revenues resulting from fewer transactions in the first quarter combined with lower average revenue per one-way transaction were primarily responsible for the decrease.  This variance has narrowed over the last quarter as one-way transactions improved. Growth in In-Town transactions resulted in an increase in our overall truck rental transactions for the nine months. Foreign currency exchange rates between the United States and Canada negatively affected our translated U.S. dollar reported revenues during the first six months of fiscal 2010 compared to the same period last year and has begun to reverse itself over the last three months.

Self-storage revenues decreased $0.5 million during the first nine months of fiscal 2010, compared with the first nine months of fiscal 2009 due to a decline in the average number of occupied rooms.

Sales of self-moving and self-storage products and services decreased $5.1 million during the first nine months of fiscal 2010, compared with the first nine months of fiscal 2009. A significant portion of the decrease was related to propane sales that trended down along with the cost of propane. Measured on a volume basis, propane sales increased during the nine months; however, the significant decline in the cost of propane more than offset this volume increase.

Net investment and interest income decreased $3.2 million during the first nine months of fiscal 2010, compared with the first nine months of fiscal 2009 as a result of reduced investment yields on short-term invested asset balances.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations is as follows:

	Nine Months Ended December 31,
	2009	2008
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of December 31	143	137
Square footage as of December 31	11,625	11,033
Average number of rooms occupied	106	107
Average occupancy rate based on room count	75.7%	80.2%
Average square footage occupied	8,824	8,808

Total costs and expenses decreased $60.4 million during the first nine months of fiscal 2010, compared with the first nine months of fiscal 2009. Commission and cost of sales expenses decreased in proportion to their associated revenue declines. Operating expenses, including equipment repair and maintenance decreased $22.9 million. Lease expense increased $6.0 million while depreciation expense decreased $27.0 million. Included in the depreciation results was a $16.5 million improvement in the gains from the disposal of equipment for the nine months compared with the same period last year.

Equity in the earnings of AMERCO’s insurance subsidiaries decreased $2.3 million in the first nine months of fiscal 2010, compared with the first nine months of fiscal 2009.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $177.8 million in the first nine months of fiscal 2010, compared with $146.0 million in the first nine months of fiscal 2009.

Property and Casualty Insurance

Nine Months Ended September 30, 2009 compared with the Nine Months Ended September 30, 2008

Net premiums were $21.1 million and $21.6 million for the nine months ended September 30, 2009 and 2008, respectively.

Net investment income was $5.5 million and $7.3 million for the nine months ended September 30, 2009 and 2008, respectively.  The decrease was due to lower interest rates earned on short term investments.

Operating expenses were $10.9 million and $10.8 million for the nine months ended September 30, 2009 and 2008, respectively.

Benefits and losses incurred were $11.0 million and $11.1 million for the nine months ended September 30, 2009 and 2008, respectively.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $4.7 million and $7.0 million for the nine months ended September 30, 2009 and 2008, respectively.

Life Insurance

Nine Months Ended September 30, 2009 compared with the Nine Months Ended September 30, 2008

Net premiums were $95.4 million and $81.5 million for the nine months ended September 30, 2009 and 2008, respectively.  Life insurance premiums increased by $19.8 million as a result of new sales from distribution expansion. Medicare supplement premiums decreased by $4.9 million due to decrements in excess of new sales and premium rate increases.

Net investment income was $14.5 million and $15.2 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease was due to lower short term investment yields and a slightly lower asset base, offset by gains on the sale of bonds.

Other income was $2.1 million and $4.2 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease was due to the settlement of an arbitration in 2008 related to the acquisition of DGLIC.

Net operating expenses were $17.1 million and $16.9 million for the nine months ended September 30, 2009 and 2008, respectively.  An increase in life commissions from expanded sales of the single premium life product was offset by a reduction of Medicare supplement commissions, due to lower collected premiums and reduced commission rates compared to the prior year.

Benefits incurred were $76.5 million and $63.5 million for the nine months ended September 30, 2009 and 2008, respectively.  Life insurance benefits increased $17.2 million due to the increase in reserves from expanded sales and additional claims on a larger volume of inforce business. Medicare supplement benefits decreased by $2.7 million; a result of lower benefit payments due to policy decrements, partially offset by a release of  redundant reserves in 2008.

Amortization of DAC and VOBA was $6.4 million and $7.1 million for the nine months ended September 30, 2009 and 2008, respectively.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $12.1 million and $13.4 million for the nine months ended September 30, 2009 and 2008, respectively.

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

At December 31, 2009, cash and cash equivalents totaled $411.7 million, compared with $240.6 million on March 31, 2009. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). As of December 31, 2009 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and obligations of each operating segment were:

	Moving & Storage	Property and Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)

Cash and cash equivalents	$373,595	$22,330	$15,776
Other financial assets	341,254	381,346	559,507
Debt obligations	1,537,903	-	-

(a) As of September 30, 2009

Our Moving and Storage operations (AMERCO, U-Haul and Real Estate) had cash available under existing credit facilities of $30.0 million from our Real Estate Loan revolving credit facility along with $85.0 million from a term loan to be used for new equipment purchases.

Net cash provided by operating activities increased $59.8 million in the first nine months of fiscal 2010, compared with fiscal 2009. Claim payments related to our U-Haul self insurance program decreased by $17.5 million. Operating cash flows from the Life Insurance segment increased $23.9 million primarily due to new premiums.

Net cash used in investing activities decreased $87.7 million in the first nine months of fiscal 2010, compared with fiscal 2009. Cash used to acquire property plant and equipment has decreased $305.8 million in the first nine months of fiscal 2010 compared with fiscal 2009. $201.7 million of the decrease was the result of fewer leases being executed. Cash from the sales of property, plant and equipment increased $24.4 million largely due to improving resale values for pickups and cargo vans.  Cash from investing activities at the insurance companies decreased $39.7 million primarily due to increased reinvestment of short-term funds in their investment portfolios this year compared to last year.

Net cash used by financing activities increased $84.4 million in the first nine months of fiscal 2010, compared with fiscal 2009 due to a decrease in cash from new debt issuance. Net withdrawals from Life Insurance annuity deposits increased $5.3 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily reflected new rental equipment acquisitions and the buyouts of existing fleet from TRAC leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. During the first nine months of fiscal 2010, the Company has reinvested approximately $97 million, net of equipment sales and excluding any lease buyouts, in its truck and trailer rental fleet.  We estimate that we will add approximately $40 million to this during the fourth quarter of fiscal 2010. Fleet investments for fiscal 2011 and beyond will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that for the remainder of fiscal 2010 and into fiscal 2011 investments will be funded largely through external lease financing, debt financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. The Company is funding these development projects through construction loans and internally generated funds. For the first nine months of fiscal 2010, the Company invested approximately $33 million in real estate acquisitions, new construction and renovation and repair. For the remainder of fiscal 2010 and fiscal 2011, the timing of new projects will be dependent upon several factors including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the eMove program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and operating lease fundings) were $82.1 million and $210.5 million in the first nine months of fiscal 2010 and 2009, respectively. The Company entered into new equipment leases of $63.9 million and $265.5 million during the first nine months of fiscal 2010 and 2009, respectively.

Moving and Storage continues to hold significant cash and has access to additional liquidity. Management may invest these funds in our existing operations, expand our product lines or pursue external opportunities in the self-moving and storage market place.

Property and Casualty Insurance

State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Property and Casualty Insurance’s assets are generally not available to satisfy the claims of AMERCO or its legal subsidiaries. RepWest paid a $4.6 million cash dividend to AMERCO in November 2009.

Stockholder’s equity was $154.2 million and $147.9 million at September 30, 2009 and December 31, 2008, respectively. The increase resulted from earnings of $3.0 million and an increase in other comprehensive income of $3.2 million. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations including investment contract withdrawals. Life Insurance’s net withdrawals for the nine months ended September 30, 2009 was $30.7 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries. Oxford paid a $3.2 million cash dividend to AMERCO in December 2009.

Life Insurance’s stockholder’s equity was $175.0 million and $156.7 million at September 30, 2009 and December 31, 2008, respectively. The increase resulted from earnings of $7.8 million and an increase in other comprehensive income of $10.5 million. Life Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Cash provided from operating activities were $283.6 million and $253.7 million in the first nine months of fiscal 2010 and 2009, respectively. Claim payments related to our self insurance program decreased by $17.5 million which was a significant contributing factor of the net increase.

Property and Casualty Insurance

Cash flows provided (used) by operating activities were $2.6 million and ($3.4) million for the nine months ended September 30, 2009 and 2008, respectively. The change in operational cash flow was a result of a decrease in reinsurance recoverable balances and a reduction of intercompany balances that occurred in 2008 and did not repeat in 2009.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolio amounted to $106.2 million and $112.0 million at September 30, 2009 and December 31, 2008, respectively. This balance reflects funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Cash flows provided by operating activities were $26.5 million and $2.6 million for the nine months ended September 30, 2009 and 2008, respectively. The increase was primarily due to an increase of $12.1 million in net cash received from sales of our single premium life product and an increase of $11.8 million in securities pending settlement.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio. At September 30, 2009 and December 31, 2008, cash and cash equivalents and short-term investments amounted to $45.6 million and $39.3 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

Liquidity and Capital Resources - Summary

We believe we have the financial resources needed to meet our business plans and to meet our business requirements including capital expenditures for the investment in our rental fleet, rental equipment and storage space, working capital requirements and our preferred stock dividend program.

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment operating leases. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management feels it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing facilities to meet the current and expected needs of the Company over the next several years. At December 31, 2009, we had cash availability under existing credit facilities of $30.0 million along with $85.0 million from a term loan to be used for new equipment purchases. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. Despite the current financial market conditions we believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 4, Borrowings to the Notes to Condensed Consolidated Financial Statements.

Fair Value of Financial Instruments

Effective April 1, 2008, assets and liabilities recorded at fair value on the condensed consolidated balance sheets were measured and classified based upon a three tiered approach to valuation. ASC 820 - Fair Value Measurements and Disclosures requires that financial assets and liabilities recorded at fair value be classified and disclosed in a Level 1, Level 2 or Level 3 category. For more information, please see Note 14, Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements.

The available-for-sale securities held by the Company are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions.  Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. At December 31, 2009, we had $1.9 million of available-for-sale assets classified in Level 3.

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

AMERCO utilizes operating leases for certain rental equipment and facilities with terms expiring through 2017, with the exception of one land lease expiring in 2034. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, AMERCO has guaranteed approximately $177.1 million of residual values at December 31, 2009 for these assets at the end of their respective lease terms. AMERCO has been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of AMERCO’s minimum lease payments and residual value guarantees was $574.2 million at December 31, 2009.

Historically, AMERCO used off-balance sheet arrangements in connection with the expansion of our self-storage business. For more information, please see Note 10, Related Party Transactions of the Notes to Condensed Consolidated Financial Statements. These arrangements were primarily used when the Company’s overall borrowing structure was more limited. The Company does not face similar limitations currently and off-balance sheet arrangements have not been utilized in our self-storage expansion in recent years. In the future, the Company will continue to identify and consider off-balance sheet opportunities to the extent such arrangements would be economically advantageous to the Company and its stockholders.

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $18.5 million and $20.1 million from the above mentioned entities during the first nine months of fiscal 2010 and 2009, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater.  Mercury is substantially controlled by Mark V. Shoen.  James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $1.8 million for the first nine months of fiscal 2010 and 2009. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At December 31, 2009, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based on equipment rental revenues. The Company paid the above mentioned entities $27.5 million in commissions pursuant to such dealership contracts during the first nine months of fiscal 2010 and 2009.

These agreements along with notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $30.0 million, expenses of $1.8 million and cash flows of $28.9 million during the first nine months of fiscal 2010. Revenues and commission expenses related to the Dealer Agreements were $130.7 million and $27.5 million, respectively during the first nine months of fiscal 2010.

During the first nine months of fiscal 2010, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. The Company does not have an equity ownership interest in SAC Holdings. The Company recorded interest income of $14.2 million and $13.8 million, and received cash interest payments of $10.2 million and $11.6 million, from SAC Holdings during the first nine months of fiscal 2010 and 2009, respectively. The largest aggregate amount of notes receivable outstanding during the first nine months of fiscal 2010 was $197.6 million and the aggregate notes receivable balance at December 31, 2009 was $197.1 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time.

Fiscal 2011 Outlook

In the fourth quarter of fiscal 2010 and into fiscal 2011, we will continue to focus our attention on increasing transaction volume and improving pricing, product and utilization for self-moving equipment rentals. Maintaining an adequate level of new investment in our truck fleet is an important component of our plan to meet these goals. Our significant investment in the fleet over the last four years provided us the opportunity in fiscal 2010 to reduce our new equipment capital expenditures relative to the last several years. It is likely that our investment in the rental fleet will increase in fiscal 2011. Revenue in our self moving program could continue to be adversely impacted should we fail to execute in any of these areas. Even if we execute our plans we could see declines in revenues primarily due to the adverse economic conditions that are beyond our control.

We have added new storage locations and expanded at existing locations. For the fourth quarter of fiscal 2010 and into fiscal 2011, we are looking to complete current projects and increase occupancy in our existing portfolio of locations. New projects and acquisitions will be considered and pursued if they fit our long-term plans and meet our financial objectives. The Company will continue to invest capital and resources in the “U-Box”™ storage container program for the remainder of fiscal 2010 and into fiscal 2011.

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

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)

$67,456	(a), (b)	$(4,578)	5/10/2006	4/10/2012	5.06%	1 Month LIBOR
69,502	(a), (b)	(5,841)	10/10/2006	10/10/2012	5.57%	1 Month LIBOR
23,738	(a)	(2,348)	7/10/2006	7/10/2013	5.67%	1 Month LIBOR
266,667	(a)	(33,032)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
15,750	(a)	(1,384)	2/12/2007	2/10/2014	5.24%	1 Month LIBOR
10,743	(a)	(872)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
10,750	(a)	(874)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
14,500	(a), (b)	(471)	8/15/2008	6/15/2015	3.62%	1 Month LIBOR
15,200	(a)	(709)	8/29/2008	7/10/2015	4.04%	1 Month LIBOR
22,859	(a)	(1,147)	9/30/2008	9/10/2015	4.16%	1 Month LIBOR
13,000	(a), (b)	228	3/30/2009	4/15/2016	2.24%	1 Month LIBOR

(a) interest rate swap agreement
(b) forward swap

As of December 31, 2009, the Company had approximately $750.9 million of variable rate debt obligations. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $2.2 million annually (after consideration of the effect of the above derivative contracts).

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 6.0% of our revenue was generated in Canada during the first nine months of fiscal 2010 and 2009. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Information regarding our legal proceedings can be found under Note 9, Contingencies to the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

We are not aware of any material updates to the risk factors described in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 3, 2008, the Board authorized us, using management’s discretion, to buy back shares of former employee ESOP participants whose respective ESOP account balances are valued at more than $1,000 but who own less than 100 shares, at the then-prevailing market prices. No such shares have been purchased.

From January 1, 2009 through September 30, 2009, RepWest purchased 80,000 shares of Series A Preferred on the open market for $1.5 million. RepWest purchased an additional 27,200 shares on the open market for $0.6 million in the third quarter of fiscal 2010. RepWest and Oxford may make additional investments in shares of the Series A Preferred in the future.

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

AMERCO

Date:  February 3, 2010                                                                               /s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date:  February 3, 2010                                                                    /s/ Jason A. Berg
Jason A. Berg
Chief Accounting Officer
(Principal Financial Officer)