Form 10-K
period 2010-03-31
AMERCO /NV/
filed 2010-06-09
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2010

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of a “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                      Accelerated filer ☑                                           Non-accelerated filer ☐                                           Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of AMERCO common stock held by non-affiliates on September 30, 2009 was $256,406,562. The aggregate market value was computed using the closing price for the common stock trading on NASDAQ on such date. Shares held by executive officers, directors and persons owning directly or indirectly more than 5% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

19,607,788 shares of AMERCO common stock, $0.25 par value, were outstanding at June 1, 2010.

Documents incorporated by reference: portions of AMERCO’s definitive proxy statement for the 2010 annual meeting of stockholders, to be filed within 120 days after AMERCO’s fiscal year ended March 31, 2010, are incorporated by reference into Part III of this report.

PART I

Item 1.Business

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

We were founded in 1945 as a sole proprietorship under the name "U-Haul Trailer Rental Company" and have rented trailers ever since. Starting in 1959, we rented trucks on a one-way and in-town basis exclusively through independent U-Haul dealers. In 1974, we began developing our network of U-Haul managed retail centers, through which we rent our trucks and trailers, self-storage rooms and sell moving and self-storage products and services to complement our independent dealer network.

We rent our distinctive orange and white U-Haul trucks and trailers as well as offer self-storage rooms through a network of over 1,400 Company operated retail moving centers and approximately 14,900 independent U-Haul dealers. In addition, we have an independent storage facility network with over 5,100 active affiliates. We also sell U-Haul brand boxes, tape and other moving and self-storage products and services to “do-it-yourself” moving and storage customers at all of our distribution outlets and through our eMove web site.

We believe U-Haul is the most convenient supplier of products and services addressing the needs of North America’s “do-it-yourself” moving and storage market. Our broad geographic coverage throughout the United States and Canada and our extensive selection of U-Haul brand moving equipment rentals, self-storage rooms and related moving and storage products and services provide our customers with convenient “one-stop” shopping.

For nearly sixty-five years, U-Haul has incorporated sustainable practices into its everyday operations. We believe that our basic business premise of equipment sharing helps reduce greenhouse gas emissions and reduces the need for total large capacity vehicles. We remain focused on reducing waste and are dedicated to manufacturing reusable components and recyclable products. We believe that our commitment to sustainability, through our products, services, and everyday operations has helped us to reduce our impact on the environment.

Through Republic Western Insurance Company (“RepWest”), our property and casualty insurance subsidiary, we manage the property, liability and related insurance claims processing for U-Haul. Oxford Life Insurance Company (“Oxford”), our life insurance subsidiary, sells Medicare supplement, life insurance, annuities and other related products to non U-Haul customers.

Available Information

AMERCO and U-Haul are each incorporated in Nevada. U-Haul’s internet address is uhaul.com. On AMERCO’s investor relations web site, amerco.com, we post the following filings as soon as practicable after they are electronically filed with or furnished to the United States Securities and Exchange Commission (“SEC”): our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statement related to our annual meeting of stockholders, and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All such filings on our web site are available free of charge. Additionally, you will find these materials on the SEC’s website at sec.gov.

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

As of March 31, 2010, our rental fleet consisted of approximately 98,000 trucks, 77,000 trailers and 34,000 towing devices. This equipment and our U-Haul brand of self-moving products and services are available through our network of managed retail moving centers and independent U-Haul dealers. Independent U-Haul dealers receive rental equipment from the Company, act as a rental agent and are paid a commission based on gross revenues generated from their U-Haul rentals.

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

Our distinctive orange trailers are also manufactured at these same U-Haul operated manufacturing and assembly facilities. These trailers are well suited to the low profile of many of today’s newly manufactured automobiles. Our engineering staff is committed to making our trailers easy to tow, safe, aerodynamic and fuel efficient.

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

The total package U-Haul offers the “do-it-yourself” household mover doesn’t end with trucks, trailers and accessory rental items. Our moving supplies include a wide array of affordably priced U-Haul brand boxes, tape and packing materials. We also provide specialty boxes for dishes, computers and sensitive electronic equipment, as well as tape, security locks, and packing supplies. U-Haul brand boxes are specifically sized to make loading easier.

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

Our self-storage business was a natural outgrowth of our self-moving operations. Conveniently located U-Haul self-storage rental facilities provide clean, dry and secure space for storage of household and commercial goods. Storage units range in size from 6 square feet to over 1,000 square feet. We operate nearly 1,100 self-storage locations in North America, with nearly 402,000 rentable rooms comprising 35.5 million square feet of rentable storage space. Our self-storage centers feature a wide array of security measures, ranging from electronic property access control gates to individually alarmed storage units. At many centers, we offer climate controlled storage rooms to protect temperature sensitive goods such as video tapes, albums, photographs and precious wood furniture.

Another extension of our strategy to make “do-it-yourself” moving and storage easier is our “U-Box”TM program.  We deliver a storage container to a location of our customer’s choosing.  Once the container is filled it can be stored at the customer’s location, or picked up by us and taken to one of our storage facilities or moved to a location of the customer’s choice within our delivery area.

Additionally, we offer moving and storage protection packages such as Safemove and Safetow. These programs provide moving and towing customers with a damage waiver, cargo protection and medical and life insurance coverage. Safestor provides protection for storage customers from loss on their goods in storage. For our customers who desire additional coverage over and above the standard Safemove protection, we also offer our Super Safemove product. This package provides the rental customer with a layer of primary liability protection.

Our eMove web site, eMove.com, is the largest network of customers and independent businesses in the self-moving and self-storage industry. The eMove network consists of channels where customers, businesses and service providers transact business. The eMove Moving Help marketplace connects “do-it-yourself” movers with independent service providers to assist movers in packing, loading, unloading, cleaning, driving and performing other services. Thousands of independent service providers participate in the eMove network.

Through the eMove Storage Affiliate Program, independent storage businesses can join the world’s largest self-storage reservation system. Self-storage customers making a reservation through eMove can access all of the U-Haul self-storage centers and all of our independent storage affiliate partners for even greater convenience to meet their self-storage needs.

Description of Operating Segments

AMERCO currently has three reportable segments. They are Moving and Storage (AMERCO, U-Haul and Amerco Real Estate Company (“Real Estate”)), Property and Casualty Insurance and Life Insurance. SAC Holding II Corporation and its subsidiaries (“SAC Holding II”) was a reportable segment through October 2007. See Note 2, Principles of Consolidation of the Notes to Consolidated Financial Statements.

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

Net revenue from our Moving and Storage operating segment was approximately 90.6%, 91.4% and 90.6% of consolidated net revenue in fiscal 2010, 2009 and 2008, respectively.

During fiscal 2010, the Company placed over 10,400 new trucks in service. These replacements were a combination of U-Haul manufactured vehicles and purchases. Typically as new trucks are added to the fleet the Company removes older trucks from the fleet. The total number of rental trucks in the fleet decreased during fiscal 2010 as we increased the number of trucks removed from the fleet for retirement and sale.

Within our truck and trailer rental operation we are focused on expanding our independent dealer network to provide added convenience for our customers. U-Haul has approximately 14,900 dealers which are independent businesses, and are exclusive to U-Haul. U-Haul maximizes vehicle utilization by effective distribution of the truck and trailer fleets among the over 1,400 Company operated centers and approximately 14,900 independent dealers. Utilizing its proprietary reservations management system, the Company’s centers and dealers electronically report their inventory in real-time, which facilitates matching equipment to customer demand. Approximately 56% of all U-Move rental revenue originates from the Company operated centers.

At our owned and operated retail centers we are implementing new initiatives to improve customer service. These initiatives include improving management of our rental equipment to provide our retail centers with the right type of rental equipment, at the right time and at the most convenient location for our customers, effective marketing of our broad line of self-moving related products and services, maintaining longer hours of operation to provide more convenience to our customers, and enhancing our ability to properly staff locations during our peak hours of operations by attracting and retaining “moonlighters” (part-time U-Haul employees with full-time jobs elsewhere) during our peak hours of operation.

Our self-moving related products and services, such as boxes, pads and insurance, help our customers have a better moving experience and helps them protect their belongings from potential damage during the moving process. We are committed to providing a complete line of products selected with the “do-it-yourself” moving and storage customer in mind.

Our self-storage business operations consist of the rental of self-storage rooms, sales of self-storage related products, the facilitation of sales of services, and the management of self-storage facilities owned by others.

U-Haul is one of the largest North American operators of self-storage and has been a leader in the self-storage industry since 1974. U-Haul operates nearly 402,000 storage rooms, comprising 35.5 million square feet of storage space with locations in 49 states and 10 Canadian provinces. U-Haul’s owned and managed self-storage facility locations range in size up to 171,500 square feet of storage space, with individual storage units in sizes ranging from 6 square feet to over 1,000 square feet.

The primary market for storage rooms is the storage of household goods. We believe that our self-storage services provide a competitive advantage through such things as Max Security, an electronic system that monitors the storage facility 24 hours a day, climate control, individually alarmed rooms, extended hour access, and an internet-based customer reservation and account management system.

eMove is an online marketplace that connects consumers to independent Moving Help™ service providers and over 5,100 independent Self-Storage Affiliates. Our network of customer-rated affiliates provide pack and load help, cleaning help, self-storage and similar services. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses across North America in the moving and storage market.

Our business is seasonal and our results of operations and cash flows fluctuate significantly from quarter to quarter. Historically, revenues have been stronger in the first and second fiscal quarters due to the overall increase in moving activity during the spring and summer months. The fourth fiscal quarter is generally weakest, due to a greater potential for adverse weather conditions.

Property and Casualty Insurance Operating Segment

Our Property and Casualty Insurance operating segment provides loss adjusting and claims handling for U-Haul through regional offices across North America. Property and Casualty Insurance also underwrites components of the Safemove, Safetow, Super Safemove and Safestor protection packages to U-Haul customers. We continue to focus on increasing the penetration of these products into the market. The business plan for Property and Casualty Insurance includes offering property and casualty products in other U-Haul related programs.

Net revenue from our Property and Casualty Insurance operating segment was approximately 1.6%, 1.8% and 1.9% of consolidated net revenue in fiscal 2010, 2009 and 2008, respectively.

Life Insurance Operating Segment

Our Life Insurance operating segment provides life and health insurance products primarily to the senior market through the direct writing or reinsuring of life insurance, Medicare supplement and annuity policies.

Net revenue from our Life Insurance operating segment was approximately 7.8%, 6.8% and 6.7% of consolidated net revenue in fiscal 2010, 2009 and 2008, respectively.

SAC Holding II Operating Segment

SAC Holding II owns self-storage properties that are managed by U-Haul under property management agreements and also act as independent U-Haul rental equipment dealers. AMERCO, through its subsidiaries, has contractual interests in certain SAC Holding II properties entitling AMERCO to potential future income based on the financial performance of these properties. Prior to November 2007, AMERCO was considered the primary beneficiary of these contractual interests. Consequently, for those reporting periods prior to November 2007, we included the results of SAC Holding II in the consolidated financial statements of AMERCO. While the deconsolidation affected AMERCO’s financial reporting, it has no operational or financial impact on the Company’s relationship with SAC Holding II.

 Net revenue from our SAC Holding II operating segment was 0.8% of consolidated net revenue in fiscal 2008. See Principles of Consolidation within Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information related to the deconsolidation of SAC Holding II.

Employees

As of March 31, 2010, we employed approximately 17,600 people throughout North America with approximately 98% of these employees working within our Moving and Storage operating segment. Approximately 48% of these employees work on a part-time basis.

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

Our marketing plan focuses on maintaining our leadership position in the “do-it-yourself” moving and storage industry by continually improving the ease of use and efficiency of our rental equipment, by providing added convenience to our retail centers through independent U-Haul dealers, and by expanding the capabilities of our eMove web sites.

A significant driver of U-Haul’s rental transaction volume is our utilization of an online reservation and sales system, through uhaul.com, eMove.com and our 24-hour 1-800-GO-U-HAUL telephone reservations system. These points of contact are prominently featured on nationwide yellow page advertising, websites and on the outside of our vehicles, and are a major driver of customer lead sources.

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

The self-storage market is large and very fragmented. We believe the principal competitive factors in this industry are convenience of storage rental locations, cleanliness, security and price. Our largest competitors in the self-storage market are Public Storage Inc., Extra Space Storage, Inc., and Sovran Self-Storage Inc.

Insurance Operating Segments

The insurance industry is highly competitive. In addition, the marketplace includes financial services firms offering both insurance and financial products. Some of the insurance companies are owned by stockholders and others are owned by policyholders. Many competitors have been in business for a longer period of time or possess substantially greater financial resources and broader product portfolios than our insurance companies. We compete in the insurance business based upon price, product design, and services rendered to agents and policyholders.

Recent Developments

Preferred Stock Dividends

On May 3, 2010, the Board of Directors of AMERCO (the “Board”) declared a regular quarterly cash dividend of $0.53125 per share on the Company’s Series A 8½ % Preferred Stock (“Series A Preferred”). The dividend was paid on June 1, 2010 to holders of record on May 17, 2010.

Financial Strength Ratings

In March 2010, A.M. Best affirmed the financial strength rating of B+ (Good), for RepWest. Concurrently, A.M. Best has affirmed the financial strength ratings of B++ (Good) of Oxford. The outlook for these ratings is stable.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K, contains “forward-looking statements” regarding future events and our future results of operations. We may make additional written or oral forward-looking statements from time to time in filings with the SEC or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended. Such statements may include, but are not limited to, projections of revenues, earnings or loss, estimates of capital expenditures, plans for future operations, products or services, financing needs and plans; our perceptions of our legal positions and anticipated outcomes of government investigations and pending litigation against us, liquidity, goals and strategies, plans for new business, storage occupancy, growth rate assumptions, pricing, costs, and access to capital and leasing markets as well as assumptions relating to the foregoing. The words “believe,” “expect,” “anticipate,” “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

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

Item 1A.Risk Factors

The following discussion of risk factors should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the Consolidated Financial Statements and related notes.  These risk factors may be important in understanding this Annual Report on Form 10-K or elsewhere.

We operate in a highly competitive industry.

The truck rental industry is highly competitive and includes a number of significant national, regional and local competitors. We believe the principal competitive factors in this industry are convenience of rental locations, availability of quality rental moving equipment, breadth of essential services and products and total cost. Financial results for the Company can be adversely impacted by aggressive pricing from our competitors. Some of our competitors may have greater financial resources than we have. We cannot assure you that we will be able to maintain existing rental prices or implement price increases. Moreover, if our competitors reduce prices and we are not able or willing to do so as well, we may lose rental volume, which would likely have a materially adverse affect on our results of operations.

The self-storage industry is large and highly fragmented. We believe the principal competitive factors in this industry are convenience of storage rental locations, cleanliness, security and price. Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates and operating expenses of our facilities. Competition might cause us to experience a decrease in occupancy levels, limit our ability to raise rental rates or require us to offer discounted rates that would have a material affect on results of operations and financial condition. Entry into the self-storage business may be accomplished through the acquisition of existing facilities by persons or institutions with the required initial capital. Development of new self-storage facilities is more difficult however, due to land use zoning, environmental and other regulatory requirements. The self-storage industry has in the past experienced overbuilding in response to perceived increases in demand. We cannot assure you that we will be able to successfully compete in existing markets or expand into new markets.

We are highly leveraged.

As of March 31, 2010, we had total debt outstanding of $1,347.6 million and total undiscounted lease commitments of $521.1 million. Although we believe that additional leverage can be supported by the Company’s operations, our existing debt could impact us in the following ways among other considerations:

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

The United States economy has undergone a period of slowdown and unprecedented volatility, which resulted in a recession. The future economic environment may continue to exhibit weakness for an extended period. This slowdown has and could further lead to reduced consumer and commercial spending in the foreseeable future.  Our industries although not as traditionally cyclical as some, could experience significant downturns in connection with, or in anticipation of, declines in general economic conditions.  Declines in consumer spending may drive us and our competitors to reduce pricing further, which would have a negative impact on gross profit.  A continued softening in the economy may adversely and materially affect our industry, business and results of operations and we can not accurately predict how severe and prolonged this downturn might be.  Moreover, reduced revenues as a result of the softening of the economy may also reduce our working capital and interfere with our long term business strategy.

The United States credit markets experienced a contraction. As a result of the tightened credit markets, we may not be able to obtain additional financing on favorable terms, or at all. If one or more of the financial institutions that support our existing credit facilities fails, we may not be able to find a replacement, which would negatively impact our ability to borrow under credit facilities.  In addition, if the pressures on credit continue or worsen, we may not be able to refinance, if necessary, our outstanding debt when due, which could have a material adverse effect on our business. While we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt servicing and capital expenditures through fiscal year 2011, if our operating results worsen significantly and our cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face liquidity problems that could materially and adversely affect our results of operations and financial condition.

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

Another important aspect of our fleet rotation program is the sale of used rental equipment. The sale of used equipment provides the organization with funds that can be used to purchase new equipment. Conditions may arise that could lead to the decrease in resale values for our used equipment, this could have a material adverse effect on our financial results, which would result in increased losses on the sale of equipment and decreases in cash flows from the sales of equipment.

We obtain our rental trucks from a limited number of manufacturers.

In the last ten years, we purchased the majority of our rental trucks from Ford Motor Company and General Motors Corporation. Our fleet rotation can be negatively affected by issues our manufacturers may face within their own supply chain. Also, it is possible that our suppliers may face financial difficulties or organizational changes which could negatively impact their ability to accept future orders or fulfill existing orders. Although we believe that we could contract with alternative manufacturers for our rental trucks, we cannot guarantee or predict how long that would take. In addition, termination of our existing relationship with these suppliers could have a material adverse effect on our business, financial condition or results of operations for an indefinite period of time.

We seek to effectively hedge against interest rate changes in our variable debt.

In certain instances, the Company seeks to manage its exposure to interest rate risk through the use of hedging instruments including interest rate swap agreements and forward swaps. The Company enters into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Additionally, a failure on our part to effectively hedge against interest rate changes may adversely affect our financial condition and results of operations. We are required to record these financial instruments at their fair value. Changes in interest rates can significantly impact the valuation of the instruments resulting in non-cash changes to our financial position.

We are controlled by a small contingent of stockholders.

As of March 31, 2010, Edward J. Shoen, Chairman of the Board and President of AMERCO, James P. Shoen, a director of AMERCO, and Mark V. Shoen, an executive officer of AMERCO, collectively are the owners of 9,221,996 shares (approximately 47.0%) of the outstanding common shares of AMERCO. In addition, on June 30, 2006, Edward J. Shoen, James P. Shoen, Mark V. Shoen, Rosmarie T. Donovan (Trustee of the Shoen Irrevocable Trusts) and Southwest Fiduciary, Inc. (Trustee of the Irrevocable “C” Trusts) (collectively, the “Reporting Persons”) entered into a stockholder agreement in which the Reporting Persons agreed to vote as one as provided in this agreement (the “Stockholder Agreement”). As of March 1, 2007, Adagio Trust Company replaced Southwest Fiduciary, Inc. as the trustee of the Irrevocable “C” Trusts, and became a signatory to the Stockholder Agreement. As of January 1, 2009, Dunham Trust Company replaced Adagio Trust Company as the trustee of the Irrevocable “C” Trusts, and became a signatory to the Stockholder Agreement. Pursuant to the Stockholder Agreement, the Reporting Persons appointed James P. Shoen as proxy to vote their collective 10,896,719 shares (approximately 55.6%) of the Company’s common stock as provided for in the Stockholder Agreement. For additional information, refer to the Schedule 13D’s filed on July 13, 2006, March 9, 2007 and on June 26, 2009 with the SEC. In addition, 1,686,470 shares (approximately 8.6%) of the outstanding common shares of AMERCO are held by our Employee Savings and Employee Stock Ownership Trust.

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

At March 31, 2010, we held approximately $196.9 million of notes receivable from SAC Holding Corporation and its subsidiaries (“SAC Holding Corporation”) and SAC Holding II (collectively “SAC Holdings”), which consist of junior unsecured notes. SAC Holdings is highly leveraged with significant indebtedness to others. If SAC Holdings is unable to meet its obligations to its senior lenders, it could trigger a default of its obligations to us. In such an event of default, we could suffer a loss to the extent the value of the underlying collateral of SAC Holdings is inadequate to repay SAC Holding’s senior lenders and our junior unsecured notes.  We cannot assure you that SAC Holdings will not default on its loans to its senior lenders or that the value of SAC Holdings assets upon liquidation would be sufficient to repay us in full.

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

Compliance with environmental requirements of federal, state and local governments significantly affects our business. Among other things, these requirements regulate the discharge of materials into the air, land and water and govern the use and disposal of hazardous substances. Under environmental laws or common law principles, we can be held liable for hazardous substances that are found on real property we have owned or operated. We are aware of issues regarding hazardous substances on some of our real estate and we have put in place a remedial plan at each site where we believe such a plan is necessary. See Note 19, Contingencies of the Notes to Consolidated Financial Statements. We regularly make capital and operating expenditures to stay in compliance with environmental laws. In particular, we have managed a testing and removal program since 1988 for our underground storage tanks.  Despite these compliance efforts, we believe that risk of environmental liability is part of the nature of our business.

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

In addition, the Federal government may institute some regulation that limits carbon emissions by setting a maximum amount of carbon entities can emit without penalty. This would likely affect everyone who uses fossil fuels and would disproportionately affect users in the highway transportation industries. While there are too many variables at this time to assess the impact of the various proposed federal and state regulations that could affect carbon emissions, many experts believe these proposed rules could significantly affect the way companies operate in their industries.

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

Our information systems are largely internet-based, including our point-of-sale reservation system and telephone systems. While our reliance on this technology lowers our cost of providing service and expands our abilities to serve, it exposes the Company to various risks including natural and man-made disasters. We have put into place backup systems and alternative procedures to mitigate this risk.  However, disruptions or breaches in any portion of these systems could adversely affect our results of operations and financial condition.

A.M. Best financial strength ratings are crucial to our life insurance business.

In March 2010, A.M. Best affirmed the financial strength rating for Oxford, Christian Fidelity Life Insurance Company (“CFLIC”) and Dallas General Life Insurance Company (“DGLIC”) of B++ with a stable outlook. Financial strength ratings are important external factors that can affect the success of Oxford’s business plans. Accordingly, if Oxford’s ratings, relative to its competitors, are not maintained or do not continue to improve, Oxford may not be able to retain and attract business as currently planned, which could adversely affect our results of operations and financial condition.

We may incur losses due to our reinsurers’ or counterparties’ failure to perform under existing contracts or we may be unable to secure sufficient reinsurance or hedging protection in the future.

We use reinsurance and derivative contracts to mitigate our risk of loss in various circumstances; primarily at RepWest and for our Moving and Storage operating segment. These agreements do not release us from our primary obligations and therefore we remain ultimately responsible for these potential costs. We cannot provide assurance that these reinsurers or counterparties will fulfill their obligations. Their inability or unwillingness to make payments to us under the terms of the contracts may have a material adverse effect on our financial condition and results of operation.

At December 31, 2009, RepWest reported $3.1 million of reinsurance recoverables, net of allowances and $162.7 million of reserves and liabilities ceded to reinsurers. Of this, our largest exposure to a single reinsurer was $53.8 million.

Item 1B.Unresolved Staff Comments

We have no unresolved staff comments at March 31, 2010.

Item 2.Properties

The Company, through its legal subsidiaries, owns property, plant and equipment that are utilized in the manufacturing, repair and rental of U-Haul equipment and storage space, as well as providing office space for the Company. Such facilities exist throughout the United States and Canada. The Company also manages storage facilities owned by others. The Company operates over 1,400 U-Haul retail centers of which 483 are managed for other owners, and operates 12 manufacturing and assembly facilities. We also operate 175 fixed-site repair facilities located throughout the United States and Canada. These facilities are used primarily for the benefit of our Moving and Storage operating segment.

SAC Holdings owns property, plant and equipment that are utilized in the sale of moving supplies, rental of self-storage rooms and rental of U-Haul equipment. Such facilities exist throughout the United States and Canada. We manage the storage facilities under property management agreements whereby the management fees are consistent with management fees received by U-Haul for other properties owned by unrelated parties and previously managed by us.

Item 3.Legal Proceedings

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

In November 2006, the Plaintiffs filed an amended complaint. In December 2006, the Defendants filed motions to dismiss, based on various legal theories. In March 2007, the Court denied AMERCO’s motion to dismiss regarding the issue of demand futility, stating that “Plaintiffs have satisfied the heightened pleading requirements of demand futility by showing a majority of the members of the AMERCO Board of Directors were interested parties in the SAC transactions.” The Court heard oral argument on the remainder of the Defendants’ motions to dismiss, including the motion (“Goldwasser Motion”) based on the fact that the subject matter of the lawsuit had been settled and dismissed in earlier litigation known as Goldwasser v. Shoen, C.V.N.-94-00810-ECR (D.Nev), Washoe County, Nevada. In addition, in September and October 2007, the Defendants filed Motions for Judgment on the Pleadings or in the Alternative Summary Judgment, based on the fact that the stockholders of the Company had ratified the underlying transactions at the 2007 annual meeting of stockholders of AMERCO. In December 2007, the Court denied this motion. This ruling does not preclude a renewed motion for summary judgment after discovery and further proceedings on these issues. On April 7, 2008, the litigation was dismissed, on the basis of the Goldwasser Motion. On May 8, 2008, the Plaintiffs filed a notice of appeal of such dismissal to the Nevada Supreme Court. On May 20, 2008, AMERCO filed a cross appeal relating to the denial of its Motion to Dismiss in regard to demand futility. The appeals are currently pending and the issues were fully briefed by October 19, 2009. Although no oral argument date has been set, the Nevada Supreme Court will hear the case En Banc.

Environmental

Compliance with environmental requirements of federal, state and local governments may significantly affect Real Estate’s business operations. Among other things, these requirements regulate the discharge of materials into the air, land and water and govern the use and disposal of hazardous substances. Real Estate is aware of issues regarding hazardous substances on some of its properties. Real Estate regularly makes capital and operating expenditures to stay in compliance with environmental laws and has put in place a remedial plan at each site where it believes such a plan is necessary. Since 1988, Real Estate has managed a testing and removal program for underground storage tanks.

Based upon the information currently available to Real Estate, compliance with the environmental laws and its share of the costs of investigation and cleanup of known hazardous waste sites are not expected to result in a material adverse effect on AMERCO’s financial position or results of operations. Real Estate expects to spend $2.6 million in total through fiscal 2011 to remediate these properties.

Other

The Company is named as a defendant in various other litigation and claims arising out of the normal course of business. In management’s opinion, none of these other matters will have a material effect on the Company’s financial position or results of operations.

Item 4.Removed and Reserved

PART II

Item 5.Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 31, 2010, there were approximately 3,300 holders of record of our common stock. We derived the number of our stockholders using internal stock legers and utilizing Mellon Investor Services Stockholder listings. AMERCO’s common stock is listed on NASDAQ Global Select Market under the trading symbol “UHAL”.

The following table sets forth the high and the low sales price of the common stock of AMERCO for the periods indicated:

	Year Ended March 31,
	2010		2009
	High	Low	High	Low
First quarter	$46.48	$30.59	$60.00	$46.17
Second quarter	$50.20	$34.13	$51.52	$33.51
Third quarter	$55.41	$40.71	$45.91	$28.93
Fourth quarter	$56.88	$35.59	$35.29	$21.89

Dividends

AMERCO does not have a formal dividend policy. The Board periodically considers the advisability of declaring and paying dividends to common stockholders in light of existing circumstances.

See Note 21, Statutory Financial Information of Insurance Subsidiaries of the Notes to Consolidated Financial Statements for a discussion of certain statutory restrictions on the ability of the insurance subsidiaries to pay dividends to AMERCO.

See Note 12, Stockholders Equity of the Notes to Consolidated Financial Statements for a discussion of AMERCO’s preferred stock and restrictions on the ability to pay dividends on common stock prior to dividends on AMERCO preferred stock.

Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock for the period March 31, 2005 through March 31, 2010 with the cumulative total return on the Dow Jones US Total Market and the Dow Jones US Transportation Average. The comparison assumes that $100 was invested on March 31, 2005 in the Company’s common stock and in each of the comparison indices. The graph reflects the value of the investment based on the closing price of the common stock trading on NASDAQ on March 31, 2006, 2007, 2008, 2009, and 2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among AMERCO, The Dow Jones US Total Market Index
And The Dow Jones US Transportation Average Index

$250
$200
$150
$100
$50
$0
3/05
3/06
3/07
3/08
3/09
3/10
AMERCO
Dow Jones US Total Market
Dow Jones US Transportation Average

Fiscal year ended March 31:	2005	2006	2007	2008	2009	2010

AMERCO	$100	$214	$151	$123	$72	$117
Dow Jones US Total Market	100	114	127	120	75	114
Dow Jones US Transportation Average	100	124	132	133	76	127

* $100 invested on 3/31/05 in stock or index-including reinvestment of dividends.

Issuer Purchases of Equity Securities

On December 3, 2008, the Board authorized us, using management’s discretion, to buy back shares from former employees who were participants in our Employee Stock Ownership Plan (“ESOP”). To be eligible for consideration, the employees’ respective ESOP account balances must be valued at more than $1,000 at the then-prevailing market prices but have less than 100 shares. No such shares have been purchased.

From January 1, 2009 through December 31, 2009, our insurance subsidiaries purchased 107,200 shares of Series A Preferred on the open market for $2.2 million. Between January 1, 2010 and March 31, 2010 they acquired an additional 58,800 shares for $1.4 million. Our insurance subsidiaries may make additional investments in shares of the Series A Preferred in the future. Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260 - Earnings Per Share (“ASC 260”), for earnings per share purposes, the excess of the carrying amount of the Series A Preferred over the fair value of the consideration paid of $0.4 million, net of a prorated portion of original issue costs, was added to net earnings available to common shareholders for fiscal 2010.

Item 6.Selected Financial Data

The following selected financial data should be read in conjunction with the MD&A, and the Consolidated Financial Statements and related notes in this Annual Report on           Form 10-K.

Listed below is selected financial data for AMERCO and consolidated entities for each of the last five years ended March 31:

	Years Ended March 31,
	2010	2009	2008(b), (c)	2007	2006
	(In thousands, except share and per share data)
Summary of Operations:
Self-moving equipment rentals	$1,419,726	$1,423,022	$1,451,292	$1,462,470	$1,489,429
Self-storage revenues	110,369	110,548	122,248	126,424	119,742
Self-moving and self-storage products and service sales	198,785	199,394	217,798	224,722	223,721
Property management fees	21,632	23,192	22,820	21,154	21,195
Life insurance premiums	134,345	109,572	111,996	120,399	118,833
Property and casualty insurance premiums	27,625	28,337	28,388	24,335	26,001
Net investment and interest income	49,989	58,021	62,110	59,696	48,279
Other revenue	39,534	40,180	32,522	30,098	40,325
Total revenues	2,002,005	1,992,266	2,049,174	2,069,298	2,087,525

Operating expenses	1,022,061	1,057,880	1,089,543	1,091,792	1,092,552
Commission expenses	169,104	171,303	167,945	162,899	165,961
Cost of sales	104,049	114,387	120,210	117,648	113,135
Benefits and losses	121,105	97,617	98,760	107,345	106,766
Amortization of deferred policy acquisition costs	7,569	12,394	13,181	17,138	24,261
Lease expense	156,951	152,424	133,931	147,659	136,652
Depreciation, net of (gains) losses on disposals	227,629	265,213	221,882	189,589	142,817
Total costs and expenses	1,808,468	1,871,218	1,845,452	1,834,070	1,782,144

Earnings from operations	193,537	121,048	203,722	235,228	305,381
Interest expense	(93,347)	(98,470)	(101,420)	(82,436)	(69,481)
Fees and amortization on early extinguishment of debt (a)	-	-	-	(6,969)	(35,627)
Pretax earnings	100,190	22,578	102,302	145,823	200,273
Income tax expense	(34,567)	(9,168)	(34,518)	(55,270)	(79,119)
Net earnings	65,623	13,410	67,784	90,553	121,154
Excess carrying amount of preferred stock over consideration paid	388	-	-	-	-
Less: Preferred stock dividends (d)	(12,856)	(12,963)	(12,963)	(12,963)	(12,963)
Earnings available to common shareholders	$53,155	$447	$54,821	$77,590	$108,191
Basic and diluted earnings per common share	$2.74	$0.02	$2.78	$3.72	$5.19
Weighted average common shares outstanding: Basic and diluted	19,386,791	19,350,041	19,740,571	20,838,570	20,857,108
Cash dividends declared and accrued
Preferred stock	$12,963	$12,963	$12,963	$12,963	$12,963
Balance Sheet Data:
Property, plant and equipment, net	$1,948,388	$2,013,928	$2,011,176	$1,897,071	$1,535,165
Total assets	3,762,454	3,825,073	3,832,487	3,523,048	3,367,218
Notes, loans and leases payable	1,347,635	1,546,490	1,504,677	1,181,165	965,634
SAC Holding II notes and loans payable, non re-course to AMERCO	-	-	-	74,887	76,232
Stockholders' equity	812,911	717,629	758,431	718,098	695,604

(a) Includes the write-off of debt issuance costs of $7.0 million in fiscal 2007 and $14.4 million in fiscal 2006.
(b) Fiscal 2008 summary of operations includes 7 months of activity for SAC Holding II which was deconsolidated effective October 31, 2007.
(c) Fiscal 2008 balance sheet data does not include SAC Holding II which was deconsolidated effective October 31, 2007.
(d) Fiscal 2010 reflects elimination of $107 thousand paid to an affiliate.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin this MD&A with the overall strategy of AMERCO, followed by a description of and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our results of operations for fiscal 2010 compared with fiscal 2009, and for fiscal 2009 compared with fiscal 2008 which is followed by an analysis of changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources and Disclosures about Contractual Obligations and Commercial Commitments. We conclude this MD&A by discussing our outlook for fiscal 2011.

This MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including Item 1: Business, Item 6: Selected Financial Data and Item 8: Financial Statements and Supplementary Data. The various sections of this MD&A contain a number of forward-looking statements, as discussed under the caption, Cautionary Statements Regarding Forward-Looking Statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly under the section Item 1A: Risk Factors. Our actual results may differ materially from these forward-looking statements.

AMERCO has a fiscal year that ends on the 31st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31st of December for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. The Company discloses any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2009, 2008 and 2007 correspond to fiscal 2010, 2009 and 2008 for AMERCO.

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

Description of Operating Segments

AMERCO’s three current reportable segments are (and one former reportable segment was):

(a)	Moving and Storage, comprised of AMERCO, U-Haul and Real Estate and the subsidiaries of U-Haul and Real Estate,

(b)	Property and Casualty Insurance, comprised of RepWest and its subsidiaries and ARCOA risk retention group (“ARCOA”),

(c)	Life Insurance, comprised of Oxford and its subsidiaries, and

(d)	SAC Holding II and its subsidiaries (through October 2007).

See Note 1, Basis of Presentation, Note 22, Financial Information by Geographic Area and Note 22A, Consolidating Financial Information by Industry Segment of the Notes to Consolidated Financial Statements included in this Form 10-K.

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

eMove is an online marketplace that connects consumers to independent Moving Help™ service providers and over 5,100 independent Self-Storage Affiliates. Our network of customer rated affiliates provide pack and load help, cleaning help, self-storage and similar services, all over North America. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

For nearly sixty-five years, U-Haul has incorporated sustainable practices into its everyday operations. We believe that our basic business premise of equipment sharing helps reduce greenhouse gas emissions and reduces the need for total large capacity vehicles. We remain focused on reducing waste and are dedicated to manufacturing reusable components and recyclable products. We believe that our commitment to sustainability, through our products and services and everyday operations has helped us to reduce our impact on the environment.

Property and Casualty Insurance Operating Segment

Our Property and Casualty Insurance operating segment provides loss adjusting and claims handling for U-Haul through regional offices across North America. Property and Casualty Insurance also underwrites components of the Safemove, Safetow, Super Safemove and Safestor protection packages to U-Haul customers. We continue to focus on increasing the penetration of these products into the market. The business plan for Property and Casualty Insurance includes offering property and casualty products in other U-Haul related programs.

Life Insurance Operating Segment

Our Life Insurance operating segment provides life and health insurance products primarily to the senior market through the direct writing or reinsuring of life insurance, Medicare supplement and annuity policies.

SAC Holding II Operating Segment

SAC Holding II owns self-storage properties that are managed by U-Haul under property management agreements and act as independent U-Haul rental equipment dealers. AMERCO, through its subsidiaries, has contractual interests in certain SAC Holding II properties entitling AMERCO to potential future income based on the financial performance of these properties. AMERCO was considered the primary beneficiary of these contractual interests prior to November 2007. Consequently, for those reporting periods prior to November 2007, we included the results of SAC Holding II in the consolidated financial statements of AMERCO. While the deconsolidation affected AMERCO’s financial reporting, it has no operational or financial impact on the Company’s relationship with SAC Holding II.

Critical Accounting Policies and Estimates

The Company’s financial statements have been prepared in accordance with the generally accepted accounting principles (“GAAP”) in the United States. The methods, estimates and judgments we use in applying our accounting policies can have a significant impact on the results we report in our financial statements. Note 3, Accounting Policies of the Notes to Consolidated Financial Statements in Item 8: Financial Statements and Supplementary Data of this Form 10-K summarizes the significant accounting policies and methods used in the preparation of our consolidated financial statements and related disclosures. Certain accounting policies require us to make difficult and subjective judgments and assumptions, often as a result of the need to estimate matters that are inherently uncertain.

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

In fiscal 2003 and fiscal 2002, SAC Holdings were considered special purpose entities and were consolidated based on the provisions of Emerging Issues Task Force Issue 90-15, Impact of Nonsubstantive Lessors, Residual Value Guarantees and Other Provisions in Leasing Transactions, (“EITF 90-15”). In fiscal 2004, the Company evaluated its interests in SAC Holdings and the Company concluded that SAC Holdings were VIE’s and that the Company was the primary beneficiary. Accordingly, the Company continued to include SAC Holdings in its consolidated financial statements.

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

The consolidated balance sheets as of March 31, 2010 and 2009 include the accounts of AMERCO and its wholly-owned subsidiaries. The March 31, 2010 and 2009 statements of operations and cash flows include AMERCO and its wholly-owned subsidiaries. The March 31, 2008 statements of operations and cash flows include AMERCO and its wholly-owned subsidiaries for the entire year, and reflect SAC Holding II for the seven months ended October 31, 2007.

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

We regularly perform reviews to determine whether facts and circumstances exist which indicate that the carrying amount of assets, including estimates of residual value, may not be recoverable or that the useful life of assets are shorter or longer than originally estimated. Reductions in residual values (i.e., the price at which we ultimately expect to dispose of revenue earning equipment) or useful lives will result in an increase in depreciation expense over the life of the equipment. Reviews are performed based on vehicle class, generally subcategories of trucks and trailers. We assess the recoverability of our assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining lives against their respective carrying amounts. We consider factors such as current and expected future market price trends on used vehicles and the expected life of vehicles included in the fleet. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. In fiscal 2010, the Company reduced the carrying value of certain older trucks by $9.1 million or $0.47 per share before taxes, in which the tax effect was approximately $0.17 per share. If asset residual values are determined to be recoverable, but the useful lives are shorter or longer than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

In fiscal 2006, management performed an analysis of the expected economic value of new rental trucks and determined that additions to the fleet resulting from purchase should be depreciated on an accelerated method based upon a declining formula. The salvage value and useful life assumptions of the rental truck fleet remain unchanged. Under the declining balances method (2.4 times declining balance), the book value of a rental truck is reduced approximately 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively and then reduced on a straight line basis an additional 10% by the end of year fifteen. Whereas, a standard straight line approach would reduce the book value by approximately 5.3% per year over the life of the truck. For the affected equipment, the accelerated depreciation was $49.1 million, $56.0 million and $56.7 million greater than what it would have been if calculated under a straight line approach for fiscal 2010, 2009 and 2008, respectively.

Although we intend to sell our used vehicles for prices approximating book value, the extent to which we realize a gain or loss on the sale of used vehicles is dependent upon various factors including the general state of the used vehicle market, the age and condition of the vehicle at the time of its disposal and the depreciation rates with respect to the vehicle. We typically sell our used vehicles at our sales centers throughout North America, on our web site at uhaul.com/trucksales or by phone at 1-866-404-0355. Additionally, we sell a large portion of our pickup and cargo van fleet at automobile dealer auctions.

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

Insurance reserves for Property and Casualty Insurance operating segment and U-Haul take into account losses incurred based upon actuarial estimates. These estimates are based on past claims experience and current claim trends as well as social and economic conditions such as changes in legal theories and inflation. Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of the liability for future policy benefits and claims, the amounts to be ultimately paid to settle liabilities cannot be precisely determined and may vary significantly from the estimated liability.

Due to the long tailed nature of the assumed reinsurance and the excess workers compensation lines of insurance that were written by RepWest, it may take a number of years for claims to be fully reported and finally settled.

Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities (“ASC 320”) to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment including but not limited to: ability and intent not to sell the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. The Company’s insurance subsidiaries recognized other-than-temporary impairments of $2.2 million, $0.4 million and $0.5 million for fiscal 2010, 2009 and 2008, respectively.

Income Taxes

The Company’s tax returns are periodically reviewed by various taxing authorities. The final outcome of these audits may cause changes that could materially impact our financial results.

AMERCO files a consolidated tax return with all of its legal subsidiaries, except DGLIC, a subsidiary of Oxford, which will file on a stand alone basis until 2012. SAC Holding Corporation and SAC Holding II Corporation file separate consolidated tax returns, which are in no way associated with AMERCO’s consolidated returns.

Fair Values

Fair values of cash equivalents approximate carrying value due to the short period of time to maturity. Fair values of short term investments, investments available-for-sale, long term investments, mortgage loans and notes on real estate, and interest rate swap contracts are based on quoted market prices, dealer quotes or discounted cash flows. Fair values of trade receivables approximate their recorded value.

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

The Company has mortgage receivables, which potentially expose the Company to credit risk. The portfolio of notes is principally collateralized by mini-warehouse storage facilities and commercial properties. The Company has not experienced any material losses related to the notes from individual or groups of notes in any particular industry or geographic area. The estimated fair values were determined using the discounted cash flow method and using interest rates currently offered for similar loans to borrowers with similar credit ratings.

The carrying amount of long term debt and short term borrowings are estimated to approximate fair value as the actual interest rate is consistent with the rate estimated to be currently available for debt of similar term and remaining maturity.

Other investments including short term investments are substantially current or bear reasonable interest rates. As a result, the carrying values of these financial instruments approximate fair value.

Subsequent Events

On May 3, 2010, the Board declared a regular quarterly cash dividend of $0.53125 per share on the Company’s Series A Preferred. The dividend was paid on June 1, 2010 to holders of record on May 17, 2010.

The Company’s management has evaluated subsequent events occurring after March 31, 2010, the date of our most recent balance sheet date, through the date our financial statements will be issued. Other than the preferred stock dividend, we do not believe any subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

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

ASC 805 - Business Combinations (“ASC 805”) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. ASC 805 also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with a business combination will generally be expensed as incurred. The Company adopted the provisions of this statement in the first quarter of fiscal 2010 and it did not have a material impact on our financial statements.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or the SEC that are adopted by the Company as of the specified effective date. Unless otherwise discussed, these Accounting Standards Updates (“ASU”) entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore will have minimal, if any, impact on our financial position or results of operations upon adoption.

ASU 2009-16 formally incorporates into the FASB Codification amendments to Statements of Financial Accounting Standards (“SFAS”) 140 made by SFAS 166 primarily to (1) eliminate the concept of a qualifying special-purpose entity, (2) limit the circumstances under which a financial asset (or portion thereof) should be derecognized when the entire financial asset has not been transferred to a non-consolidated entity, (3) require additional information to be disclosed concerning a transferor's continuing involvement with transferred financial assets, and (4) require that all servicing assets and servicing liabilities be initially measured at fair value. The amendments to ASC 860-10 and ASC 860-50 are effective as of the start of the first annual reporting period beginning after November 15, 2009, for interim periods within the first annual reporting period, and for all subsequent annual and interim reporting periods. Earlier application is not permitted. The Company does not believe that the adoption of this statement in the first quarter of fiscal 2011 will have a material impact on our financial statements.

ASU 2009-17 formally incorporates into the FASB Codification amendments to FIN 46(R) made by SFAS 167 to require that a comprehensive qualitative analysis be performed to determine whether a holder of variable interests in a variable interest entity also has a controlling financial interest in that entity. In addition, the amendments require that the same type of analysis be applied to entities that were previously designated as qualified special-purpose entities. The amendments to ASC 810-10 are effective as of the start of the first annual reporting period beginning after November 15, 2009, for interim periods within the first annual reporting period, and for all subsequent annual and interim reporting periods. Earlier application is not permitted, but retrospective application to previously issued financial statements for previous years is allowed (but not required). The Company does not believe that the adoption of this statement in the first quarter of fiscal 2011 will have a material impact on our financial statements.

ASU 2010-06 formally incorporates into the FASB Codification amendments to SFAS 157. Entities will be required to provide enhanced disclosures about transfers in and out of Level 1 and 2 fair value classifications and separate disclosures about purchases, sales, issuances and settlements relating to the Level 3 fair value classification. The new guidance also clarifies existing fair value disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The amendments to ASC 820-10 for Level 1 and 2 disclosures are effective for interim and annual reporting periods beginning after December 15, 2009; and for Level 3 disclosures are effective for interim and annual reporting periods beginning after December 15, 2010. Early adoption is permitted. We will adopt this statement in the first quarter of fiscal 2011. The Company does not believe that the adoption of this amendment will have a material impact on our financial statements.

Results of Operations

AMERCO and Consolidated Entities

Fiscal 2010 Compared with Fiscal 2009

Listed below, on a consolidated basis, are revenues for our major product lines for fiscal 2010 and fiscal 2009:

	Year Ended March 31,
	2010	2009
	(In thousands)
Self-moving equipment rentals	$1,419,726	$1,423,022
Self-storage revenues	110,369	110,548
Self-moving and self-storage products and service sales	198,785	199,394
Property management fees	21,632	23,192
Life insurance premiums	134,345	109,572
Property and casualty insurance premiums	27,625	28,337
Net investment and interest income	49,989	58,021
Other revenue	39,534	40,180
Consolidated revenue	$2,002,005	$1,992,266

Self-moving equipment rental revenues decreased $3.3 million in fiscal 2010, compared with fiscal 2009. Self-moving equipment rental revenues declined $29.1 million during the first six months of fiscal 2010 due to declines in one-way truck rental revenue caused by fewer transactions and lower revenue per transaction. Conversely, during the second six months of fiscal 2010 self-moving equipment rental revenues increased $25.8 million from both In-Town and one-way revenue and transaction growth. This improvement in revenue resulted from growth in transactions which were tempered with lower average revenue per transactions due to a shift in usage towards smaller equipment models, an increased ratio of In-Town moves compared with one-way moves, and continued price competition.

Self-storage revenues decreased $0.2 million in fiscal 2010, compared with fiscal 2009. Average rooms occupied during fiscal 2010 were essentially flat in comparison with fiscal 2009. Self-storage revenue during the first six months of fiscal 2010 had decreased $1.0 million while it increased $0.8 million during the second six months in comparison with fiscal 2009. During fiscal 2010 we have added over 580,000 net rentable square feet to the storage portfolio.

Sales of self-moving and self-storage products and services decreased $0.6 million in fiscal 2010, compared with fiscal 2009. The annual decline was due to the reduced cost of propane compared with fiscal 2009, despite an increase in gallons sold. Self-moving and self-storage product and service sales decreased $7.5 million during the first six months of fiscal 2010 while they increased $6.9 million over the last six months of fiscal 2010 compared with comparable periods in fiscal 2009.

Life insurance premiums increased $24.8 million in fiscal 2010, compared with fiscal 2009 primarily as a result of continued expansion of its final expense life insurance business combined with the launch of its new single premium whole life product.

Net investment and interest income decreased $8.0 million in fiscal 2010, compared with fiscal 2009 due to reduced yields earned on short-term investments.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $2,002.0 million for fiscal 2010, compared with $1,992.3 million in fiscal 2009.

Listed below are revenues and earnings from operations at each of our operating segments for fiscal 2010 and fiscal 2009, the insurance companies years ended are December 31, 2009 and 2008.

	Year Ended March 31,
	2010	2009
	(In thousands)
Moving and storage
Revenues	$1,816,322	$1,823,049
Earnings from operations	185,329	112,080
Property and casualty insurance
Revenues	34,390	37,419
Earnings from operations	6,279	7,505
Life insurance
Revenues	155,725	135,056
Earnings from operations	16,858	17,748
Eliminations
Revenues	(4,432)	(3,258)
Earnings from operations	(14,929)	(16,285)
Consolidated Results
Revenues	2,002,005	1,992,266
Earnings from operations	193,537	121,048

Total costs and expenses decreased $62.8 million in fiscal 2010, compared with fiscal 2009. Operating expenses for the Moving and Storage operating segment decreased $35.8 million due to improvement in maintenance and repair costs and improved liability costs associated with the rental equipment fleet. Maintenance and repair was positively influenced by the retirement of older equipment from the truck fleet. Liability costs have improved as expected losses from prior years are developing positively. Depreciation expense decreased $37.6 million due to a decline in the amount of new equipment added to the balance sheet in fiscal 2010 along with an $18.6 million improvement in the gain on the disposal of rental equipment. Cost of sales decreased $10.3 million largely from lower propane costs combined with a positive LIFO inventory adjustment.

Total costs and expenses at the insurance companies increased $19.8 million primarily from an increase in benefits in the life insurance segment. This increase was related to the single premium whole life premium growth.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $193.5 million for fiscal 2010, compared with $121.0 million for fiscal 2009.

Interest expense for fiscal 2010 was $93.3 million, compared with $98.5 million in fiscal 2009.

Income tax expense was $34.6 million for fiscal 2010, compared with $9.2 million in fiscal 2009 due in part to higher pretax earnings for fiscal 2010.

For fiscal 2010, the Company recognized an excess carrying amount on the purchase of Series A Preferred by our insurance subsidiaries of $0.4 million as required by ASC 260.

Dividends accrued on our Series A Preferred were $12.9 million in fiscal 2010, compared with $13.0 million for fiscal 2009.

As a result of the above mentioned items, earnings available to common shareholders were $53.2 million for fiscal 2010, compared with $0.4 million in fiscal 2009.

The weighted average common shares outstanding basic and diluted were 19,386,791 in fiscal 2010, compared with 19,350,041 in fiscal 2009.

Basic and diluted earnings per common share in fiscal 2010 were $2.74, compared with $0.02 in fiscal 2009.

Fiscal 2009 Compared with Fiscal 2008

Listed below, on a consolidated basis, are revenues for our major product lines for fiscal 2009 and fiscal 2008:

	Year Ended March 31,
	2009	2008
	(In thousands)
Self-moving equipment rentals	$1,423,022	$1,451,292
Self-storage revenues	110,548	122,248
Self-moving and self-storage products and service sales	199,394	217,798
Property management fees	23,192	22,820
Life insurance premiums	109,572	111,996
Property and casualty insurance premiums	28,337	28,388
Net investment and interest income	58,021	62,110
Other revenue	40,180	32,522
Consolidated revenue	$1,992,266	$2,049,174

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

Self-storage revenues decreased $11.7 million in fiscal 2009, compared with fiscal 2008.  The deconsolidation of SAC Holding II, which was effective October 31, 2007, accounted for $11.5 million of the decrease.  At Company-owned locations, during fiscal 2009, we saw a decrease in our occupancy rate of approximately 5% compared with fiscal 2008.  The decrease was a result of the addition of approximately seven thousand new rooms into the portfolio combined with a 2% decrease in rooms rented.  We were able to largely offset the occupancy declines with rate actions.

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

Listed below are revenues and earnings from operations at each of our operating segments for fiscal 2009 and fiscal 2008, the insurance companies years ended are December 31, 2008 and 2007.

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

(a) Fiscal 2008 includes 7 months of activity for SAC Holding II which was deconsolidated effective October 31, 2007.

Total costs and expenses increased $25.8 million in fiscal 2009, compared with fiscal 2008.  The largest contributing factors to the increase were equipment related costs including $18.2 million of additional equipment depreciation, $17.8 of additional equipment lease costs, and $12.1 million of additional losses from the disposal of equipment.  Gains related to the disposal of real estate decreased $10.3 million in fiscal 2009, compared with fiscal 2008.  Commission and cost of sales expenses decreased in relation to their associated revenues.  Total costs and expenses at the insurance companies decreased $4.3 million through a combination of lower benefits and reduced operating costs resulting from less business.  In fiscal 2009, the Company recognized approximately $12.0 million of positive prior year experience on its portion of the self-insured liability risk related to the rental fleet.  The deconsolidation of SAC Holding II accounted for an $11.9 million decrease.

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

Dividends accrued on our Series A preferred stock were $13.0 million for fiscal 2009 and 2008.

As a result of the above mentioned items, net earnings available to common shareholders were $0.4 million in fiscal 2009, compared with $54.8 million in fiscal 2008.

The weighted average common shares outstanding basic and diluted were 19,350,041 in fiscal 2009 and 19,740,571 in fiscal 2008.

Basic and diluted earnings per share in fiscal 2009 were $0.02, compared with $2.78 in fiscal 2008.

Moving and Storage

Fiscal 2010 Compared with Fiscal 2009

Listed below are revenues for the major product lines at our Moving and Storage operating segment for fiscal 2010 and fiscal 2009:

	Year Ended March 31,
	2010	2009
	(In thousands)
Self-moving equipment rentals	$1,421,331	$1,423,330
Self-storage revenues	110,369	110,548
Self-moving and self-storage products and service sales	198,785	199,394
Property management fees	21,632	23,192
Net investment and interest income	26,055	29,865
Other revenue	38,150	36,720
Moving and Storage revenue	$1,816,322	$1,823,049

Self-moving equipment rental revenues decreased $2.0 million in fiscal 2010, compared with fiscal 2009. Self-moving equipment rental revenues declined $28.4 million during the first half of fiscal 2010 due to declines in one-way truck rental revenue caused by fewer transactions and lower revenue per transaction. Conversely, during the second six months of fiscal 2010 self-moving equipment rental revenues increased $26.4 million from both In-Town and one-way revenue and transaction growth. This improvement in revenue resulted from growth in transactions which were tempered with lower average revenue per transactions due with a shift in usage towards smaller equipment models, an increased ratio of In-Town moves compared with one-way moves, and continued price competition.

Self-storage revenues decreased $0.2 million in fiscal 2010, compared with fiscal 2009. Average rooms occupied during fiscal 2010 were essentially flat in comparison with fiscal 2009. Self-storage revenue during the first six months of fiscal 2010 had decreased $1.0 million while it increased $0.8 million during the second six months in comparison with fiscal 2009. During fiscal 2010 we have added over 580,000 net rentable square feet to the storage portfolio.

Sales of self-moving and self-storage products and services decreased $0.6 million in fiscal 2010, compared with fiscal 2009. The annual decline was due to the reduced cost of propane compared with fiscal 2009, this despite an increase in gallons sold. Sales of self-moving and self-storage products and services decreased $7.5 million during the first six months of fiscal 2010 while they increased $6.9 million over the last six months of fiscal 2010 compared with comparable periods in fiscal 2009.

Net investment and interest income decreased $3.8 million in fiscal 2010, compared with fiscal 2009 as a result of reduced investment yields on invested short-term balances.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations was as follows:

	Year Ended March 31,
	2010	2009
	(In thousands, except occupancy rate)
Room count as of March 31	144	138
Square footage as of March 31	11,713	11,131
Average number of rooms occupied	106	106
Average occupancy rate based on room count	75.2%	78.9%
Average square footage occupied	8,827	8,745

Total costs and expenses decreased $81.4 million in fiscal 2010, compared with fiscal 2009. Operating expenses decreased $35.8 million from improvement in maintenance and repair costs and improved liability costs associated with the rental equipment fleet. Maintenance and repair was positively influenced by the retirement of older equipment from the truck fleet. Liability costs have improved as expected losses from prior years are developing positively.  Depreciation expense decreased $37.6 million due to a decline in the amount of new equipment added to the balance sheet in fiscal 2010 along with an $18.6 million improvement in the gain on the disposal of rental equipment.  Cost of sales decreased $10.3 million largely from lower propane costs combined with a positive LIFO inventory adjustment.

Equity in the earnings of AMERCO’s insurance subsidiaries decreased $1.4 million in fiscal 2010, compared with fiscal 2009.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $186.2 million in fiscal 2010, compared with $112.1 million for fiscal 2009.

Fiscal 2009 Compared with Fiscal 2008

Listed below are revenues for the major product lines at our Moving and Storage operating segment for fiscal 2009 and fiscal 2008:

	Year Ended March 31,
	2009	2008
	(In thousands)
Self-moving equipment rentals	$1,423,330	$1,451,292
Self-storage revenues	110,548	110,779
Self-moving and self-storage products and service sales	199,394	207,759
Property management fees	23,192	24,520
Net investment and interest income	29,865	34,906
Other revenue	36,720	28,974
Moving and Storage revenue	$1,823,049	$1,858,230

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

Self-storage revenues decreased $0.2 million in fiscal 2009, compared with fiscal 2008. At Company-owned locations during fiscal 2009 we saw a decrease in our occupancy rate of approximately 5% compared with fiscal 2008. The decrease was a result of the addition of approximately seven thousand new rooms into the portfolio combined with a 2% decrease in rooms rented. We were able to largely offset the occupancy declines with rate actions.

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

Total costs and expenses increased $42.2 million in fiscal 2009, compared with fiscal 2008. The largest contributing factors to the increase were equipment related costs including $18.2 million of additional equipment depreciation, $17.8 of additional equipment lease costs, and $12.1 million of additional losses from the disposal of equipment.  Gains related to the disposal of real estate decreased $10.3 million in fiscal 2009, compared with fiscal 2008. Commission and cost of sales expenses decreased in relation to their associated revenues.  In fiscal 2009 the Moving and Storage operating segment recognized approximately $12.0 million of positive prior year experience on its portion of the self-insured liability risk related to the rental fleet.

Equity in the earnings of AMERCO’s insurance subsidiaries decreased $3.3 million in fiscal 2009, compared with fiscal 2008.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $112.1 million in fiscal 2009, compared with $193.0 million for fiscal 2008.

Property and Casualty Insurance

2009 Compared with 2008

Net premiums were $27.6 million and $28.3 million for the years ended December 31, 2009 and 2008, respectively.

Net investment income was $6.8 million and $9.1 million for years ended December 31, 2009 and 2008, respectively. The decrease was due to a lower interest rates earned on short-term investments.

Net operating expenses were $13.6 million and $15.9 million for years ended December 31, 2009 and 2008. The decrease was a result of consolidating claims offices which reduced operating expenses by $1.2 million and a $0.8 million decrease in uncollectible reinsurance written off.

Benefits and losses incurred were $14.6 million and $14.0 million for years ended December 31, 2009 and 2008, respectively.

As a result of the above mentioned change in revenues and expenses, pretax earnings from operations were $6.3 million and $7.5 million for years ended December 31, 2009 and 2008, respectively.

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

Net operating expenses were $15.9 million and $15.7 million for the years ended December 31, 2008 and 2007, respectively.

Benefits and losses incurred were $14.0 million and $15.4 million for the years ended December 31, 2008 and 2007, respectively.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $7.5 million and $9.2 million for the years ended December 31, 2008 and 2007, respectively.

Life Insurance

2009 Compared with 2008

Net premiums were $134.3 million and $109.6 million for the years ended December 31, 2009 and 2008, respectively. The increase was primarily driven by expanded distribution resulting in an increase in life insurance premiums of $33.5 million. This was somewhat offset by a decrease in Medicare supplement premiums of $6.3 million.

Net investment income was $18.5 million and $20.4 million for the years ended December 31, 2009 and 2008, respectively. The decrease was due to lower short term investment yields and a lower average investment portfolio compared with the prior year.

Other income was $2.9 million and $5.1 million for the years ended December 31, 2009 and 2008, respectively. The decrease was due to the settlement of an arbitration in 2008 related to the acquisition of DGLIC.

Net operating expenses were $24.8 million and $21.3 million for the years ended December 31, 2009 and 2008, respectively. The increase was primarily attributable to commissions, premium taxes, licenses, and fees associated with the increase in premiums.

Benefits and losses incurred were $106.5 million and $83.6 million, for the years ended December 31, 2009 and 2008, respectively. The significant increase was the result of higher life insurance benefits of $27.8 million due to the increase in reserves from expanded sales and additional claims on a larger volume of inforce business which was offset by a net decrease of $4.9 million in the other business lines.

Amortization of deferred acquisition costs (“DAC”) and the value of business acquired (“VOBA”) was $7.6 million and $12.4 million for the years ended December 31, 2009 and 2008, respectively. Most of this was from a decrease of $4.0 million in the annuity block due to a refinement in the maximum amortization periods in 2008.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $16.9 million and $17.7 million for the years ended December 31, 2009 and 2008, respectively.

2008 Compared with 2007

Net premiums were $109.6 million and $112.0 million for the years ended December 31, 2008 and 2007, respectively. Medicare supplement premiums decreased by $6.0 million due to policy lapses and lower first year sales which was offset by an increase in life insurance premiums of $6.8 million due to increased sales. Oxford stopped writing new credit insurance business in 2006 and as a result, credit insurance premiums decreased by $2.0 million. Other premiums decreased $1.2 million.

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

Benefits and losses incurred were $83.6 million and $83.4 million, for the years ended December 31, 2008 and 2007, respectively. This increase was the result of a $3.2 million decrease in Medicare supplement due to policy decrements, offset by life insurance benefits of $6.0 million due to increased sales. Other benefits decreased $2.6 million.

Amortization of DAC and VOBA was $12.4 million and $13.0 million for the years ended December 31, 2008 and 2007, respectively. Amortization of DAC for the credit business decreased $1.4 million as a result of the runoff status of this program. Amortization of DAC for the life business increased $1.9 million due to increased sales. Medicare supplement decreased by $1.3 million due to the full amortization of VOBA associated with the CFLIC acquisition.

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

At March 31, 2010, cash and cash equivalents totaled $244.1 million, compared with $240.6 million on March 31, 2009. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). As of March 31, 2010 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and obligations of each operating segment were:

	Moving & Storage	Property and Casualty Insurance (a)	Life Insurance (a)
	(In thousands)

Cash and cash equivalents	$207,705	$22,126	$14,287
Other financial assets	357,316	375,522	552,918
Debt obligations	1,347,635	-	-

(a) As of December 31, 2009

Our Moving and Storage operations (AMERCO, U-Haul and Real Estate) had cash available under existing credit facilities of $124.0 million, also available was $76.4 million of a term loan to be used for new equipment purchases.

A summary of our consolidated cash flows for fiscal 2010, 2009 and 2008 is shown in the table below:

	Years Ended March 31,
	2010	2009	2008
	(In thousands)
Net cash provided by operating activities	$399,872	$274,960	$329,287
Net cash used by investing activities	(116,502)	(221,726)	(357,962)
Net cash provided (used) by financing activities	(282,483)	(17,832)	159,929
Effects of exchange rate on cash	2,644	(1,437)	96
Net cash flow	3,531	33,965	131,350
Cash at the beginning of the period	240,587	206,622	75,272
Cash at the end of the period	$244,118	$240,587	$206,622

Net cash provided by operating activities increased $124.9 million in fiscal 2010, compared with fiscal 2009 primarily due to improved profitability at the Moving and Storage segment. This improvement largely came from reduced operating costs combined with a $22.0 million reduction in claim payments related to our U-Haul self-insurance program. Operating cash flows from the Life Insurance segment increased $26.4 million primarily due to new premiums.

Net cash used in investing activities decreased $105.2 million in fiscal 2010, compared with fiscal 2009.  Purchases of property, plant and equipment, which are reported net of cash from leases, decreased $137.2 million. Cash from new leases decreased $223.2 million and cash used to purchase new equipment and invest in construction and real estate decreased $360.4 million. Cash from the sales of property, plant and equipment increased $14.7 million largely due to improving resale values for pickup and cargo vans. Cash from investing activities at the insurance companies decreased $30.1 million primarily due to reduced reinvestment of short-term funds in their investment portfolios this year compared with last.

Net cash used by financing activities increased $264.7 million in fiscal 2010, as compared with fiscal 2009.  During fiscal 2010 the Company decreased new borrowing activity and increased loan repayment activity resulting in the net cash used for the year.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily reflected new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2011 the Company will reinvest in its truck and trailer rental fleet approximately $210 million, net of equipment sales and excluding any lease buyouts. For fiscal 2010, the Company invested, net of sales, approximately $80 million before any lease buyouts in its truck and trailer fleet. Fleet investments in fiscal 2011 and beyond will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2011 investments will be funded largely through external debt financing, lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. The Company is funding these development projects through construction loans and internally generated funds. For fiscal 2010, the Company invested nearly $46 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2011, the timing of new projects will be dependent upon several factors including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the eMove program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease fundings) were $116.6 million, $268.5 million and $402.8 million for fiscal 2010, 2009 and 2008, respectively. During fiscal 2010, 2009 and 2008, the Company entered into new equipment leases of $74.9 million, $298.1 million and $129.1 million, respectively.

The Moving and Storage operating segment continues to hold significant cash and has access to additional liquidity. Management may invest these funds in our existing operations, expand our product lines or pursue external opportunities in the self-moving and storage market place, or reduce existing indebtedness where possible.

Property and Casualty Insurance

State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Property and Casualty Insurance’s assets are generally not available to satisfy the claims of AMERCO or its legal subsidiaries. RepWest paid a $4.6 million cash dividend to AMERCO in November 2009.

Stockholder’s equity was $151.7 million, $147.9 million, and $148.6 million at December 31, 2009, 2008, and 2007, respectively. The increase resulted from earnings of $4.5 million, offset by a dividend paid to AMERCO of $4.6 million and an increase in other comprehensive income of $3.9 million. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

The Life Insurance operating segment manages its financial assets to meet policyholder and other obligations including investment contract withdrawals. Life Insurance’s net withdrawals for the year ended December 31, 2009 were $34.5 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries. Oxford paid a $3.2 million cash dividend to AMERCO in December 2009.

Life Insurance’s stockholder’s equity was $173.2 million, $156.7 million, and $150.7 million at December 31, 2009, 2008 and 2007, respectively. The increase resulted from earnings of $10.3 million, offset by a dividend paid to AMERCO of $3.2 million and an increase in other comprehensive income of $9.4 million. Life Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Net cash provided by operating activities was $366.2 million, $272.5 million and $324.4 million in fiscal 2010, 2009 and 2008, respectively. The increase primarily came from reduced operating costs combined with a $22.0 million reduction in claim payments related to our U-Haul self-insurance program.

Property and Casualty Insurance

Cash provided (used) by operating activities was $3.6 million, ($1.3) million, and ($4.0) million for the years ended December 31, 2009, 2008, and 2007, respectively. The increase was primarily due to the collection of reinsurance receivables.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolios amounted to $106.3 million, $112.0 million, and $79.3 million at December 31, 2009, 2008, and 2007, respectively. This balance reflects funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Cash provided by operating activities from Life Insurance were $30.1 million, $3.7 million and $7.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. The increase was primarily due to an increase of $22.8 million in net cash received from new sales of our single premium life product.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio. At December 31, 2009, 2008 and 2007, cash and cash equivalents and short-term investments amounted to $57.5 million, $39.3 million and $37.7 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

Liquidity and Capital Resources - Summary

We believe we have the financial resources needed to meet our business plans and to meet our business  requirements including capital expenditures for the investment in our rental fleet, rental equipment and storage space, working capital requirements and our preferred stock dividend program.

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment operating leases. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management feels it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing facilities to meet the current and expected needs of the Company over the next several years. At March 31, 2010, we had cash availability under existing credit facilities of $124.0 million and $76.4 million of a term loan to be used for new equipment purchases. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. Despite the current financial market conditions, we believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 10, Borrowings of the Notes to Consolidated Financial Statements.

Fair Value of Financial Instruments

Effective April 1, 2008, assets and liabilities recorded at fair value on the consolidated balance sheets were measured and classified based upon a three tiered approach to valuation. ASC 820 requires that financial assets and liabilities recorded at fair value be classified and disclosed in a Level 1, Level 2 or Level 3 category. For more information, please see Note 16, Fair Value Measurements of the Notes to Consolidated Financial Statements.

The available-for-sale securities held by the Company are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. At March 31, 2010, we had $3.3 million of available-for-sale assets classified in Level 3.

The interest rate swaps held by the Company as hedges against interest rate risk for our variable rate debt are recorded at fair value. These values are determined using pricing valuation models which include broker quotes for which significant inputs are observable. They include adjustments for counterparty credit quality and other deal-specific factors, where appropriate and are classified as Level 2.

Disclosures about Contractual Obligations and Commercial Commitments

The following table provides contractual commitments and contingencies as of March 31, 2010:

		Payment due by Period (as of March 31, 2010)
Contractual Obligations	Total	Prior to 03/31/11	04/01/11 03/31/13	04/01/13 03/31/15	April 1, 2015 and Thereafter
	(In thousands)
Notes, loans and leases payable - Principal	$1,246,635	$111,701	$251,878	$207,006	$676,050
Notes, loans and leases payable - Interest	221,822	49,036	86,265	67,617	18,904
Revolving credit agreements - Principal	101,000	-	15,000	-	86,000
Revolving credit agreements - Interest	13,062	1,750	3,129	2,976	5,207
Operating leases	697,624	145,996	288,763	179,555	83,310
Property and casualty obligations (a)	108,966	14,829	16,156	10,437	67,544
Life, health and annuity obligations (b)	1,722,970	129,561	234,798	202,736	1,155,875
Self insurance accruals (c)	385,520	96,069	171,446	79,385	38,620
Post retirement benefit liability	9,977	589	1,487	1,942	5,959
Total contractual obligations	$4,507,576	$549,531	$1,068,922	$751,654	$2,137,469

(a) These estimated obligations for unpaid losses and loss adjustment expenses include case reserves for reported claims and incurred but not reported (“IBNR”) claims estimates and are net of expected reinsurance recoveries. The ultimate amount to settle both the case reserves and IBNR is an estimate based upon historical experience and current trends and could materially differ from actual results. The assumptions do not include future premiums. Due to the significant assumptions employed in this model, the amounts shown could materially differ from actual results.

(b) These estimated obligations are based on mortality, morbidity, withdrawal and lapse assumptions drawn from our historical experience and adjusted for any known trends. These obligations include expected interest crediting but no amounts for future annuity deposits or premiums for life and Medicare supplement policies.  The cash flows shown are undiscounted for interest and as a result total outflows for all years shown significantly exceed the corresponding liabilities of $427.8 million included in our consolidated balance sheet as of March 31, 2010. Life Insurance expects to fully fund these obligations from their invested asset portfolio. Due to the significant assumptions employed in this model, the amounts shown could materially differ from actual results.

(c) These estimated obligation are primarily the Company’s self insurance accruals for portions of the liability coverage for our rental equipment.  The estimates for future settlement are based upon historical experience and current trends. Due to the significant assumptions employed in this model, the amounts shown could materially differ from actual results.

As presented above, contractual obligations on debt and guarantees represent principal payments while contractual obligations for operating leases represent the notional payments under the lease arrangements. Interest on variable rate debt is based on the applicable rate at March 31, 2010 without regard to associated interest rate swaps.

ASC 740 - Income Taxes liabilities and interest of $11.8 million is not included above due to uncertainty surrounding ultimate settlements, if any.

Off Balance Sheet Arrangements

The Company uses off-balance sheet arrangements in situations where management believes that the economics and sound business principles warrant their use.

AMERCO utilizes operating leases for certain rental equipment and facilities with terms expiring through 2017, with the exception of one land lease expiring in 2034. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, AMERCO has guaranteed approximately $176.5 million of residual values at March 31, 2010 for these assets at the end of their respective lease terms. AMERCO has been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of AMERCO’s minimum lease payments and residual value guarantees were $542.2 million at March 31, 2010.

Historically, AMERCO has used off-balance sheet arrangements in connection with the expansion of our self-storage business. For more information please see Note 20, Related Party Transactions of the Notes to Consolidated Financial Statements. These arrangements were primarily used when the Company’s overall borrowing structure was more limited. The Company does not face similar limitations currently and off-balance sheet arrangements have not been utilized in our self-storage expansion in recent years. In the future, the Company will continue to identify and consider off-balance sheet opportunities to the extent such arrangements would be economically advantageous to the Company and its stockholders.

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini Storage Realty, L.P. (“Private Mini”) pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $22.6 million, $24.3 million and $23.7 million from the above mentioned entities during fiscal 2010, 2009 and 2008, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater Investments, Inc. (“Blackwater”). Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $2.5 million, $2.4 million and $2.1 million in fiscal 2010, 2009 and 2008, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased by the Company.

At March 31, 2010, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based on equipment rental revenues. The Company paid the above mentioned entities $34.7 million, $34.7 million and $36.0 million in commissions pursuant to such dealership contracts during fiscal 2010, 2009 and 2008, respectively.

These agreements along with notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $42.7 million, expenses of $2.5 million and cash flows of $37.4 million during fiscal 2010. Revenues and commission expenses related to the dealer agreements were $165.1 million and $34.7 million, respectively during fiscal 2010.

During fiscal 2010, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater. Blackwater is wholly-owned by Mark V. Shoen. The Company does not have an equity ownership interest in SAC Holdings. The Company recorded interest income of $18.9 million, $18.4 million and $18.6 million and received cash interest payments of $13.9 million, $14.1 million and $19.2 million from SAC Holdings during fiscal 2010, 2009 and 2008, respectively. The largest aggregate amount of notes receivable outstanding during fiscal 2010 was $197.6 million and the aggregate notes receivable balance at March 31, 2010 was $196.9 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturities of these notes are between 2019 and 2024.

Fiscal 2011 Outlook

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

We have added new storage locations and expanded at existing locations. In fiscal 2011 we are looking to complete current projects and increase occupancy in our existing portfolio of locations. New projects and acquisitions will be considered and pursued if they fit our long-term plans and meet our financial objectives. The Company will continue to invest capital and resources in the “U-Box”TM storage container program throughout fiscal 2011.

The Property and Casualty Insurance operating segment will continue to provide loss adjusting and claims handling for U-Haul and underwrite components of the Safemove, Safetow, Super Safemove and Safestor protection packages to U-Haul customers.

Life Insurance is pursuing its goal of expanding its presence in the senior market through the sales of its Medicare supplement, life and annuity policies. This strategy includes growing its agency force, expanding its new product offerings, and pursuing business acquisition opportunities.

Quarterly Results (unaudited)

The quarterly results shown below are derived from unaudited financial statements for the eight quarters beginning April 1, 2008 and ending March 31, 2010. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly, and in accordance with GAAP, such results. Moving and Storage operations are seasonal and proportionally more of the Company’s revenues and net earnings from its Moving and Storage operations are generated in the first and second quarters of each fiscal year (April through September). The operating results for the periods presented are not necessarily indicative of results for any future period.

	Quarter Ended
	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
	(In thousands, except for share and per share data)
Total revenues	$443,794	$463,628	$573,924	$520,659
Earnings from operations	9,965	28,558	95,818	59,196
Net earnings (loss)	(5,020)	3,520	44,691	22,432
Earnings (loss) available to common shareholders	(8,211)	325	41,527	19,514
Basic and diluted earings (loss): per common share	$(0.43)	$0.02	$2.14	$1.01
Weighted average common shares outstanding: basic and diluted	19,402,035	19,393,306	19,382,101	19,369,591

	Quarter Ended
	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
	(In thousands, except for share and per share data)
Total revenues	$415,393	$442,584	$591,495	$542,794
Earnings (loss) from operations	(32,135)	(14,001)	95,522	71,662
Net earnings (loss)	(35,288)	(24,952)	43,824	29,826
Earnings (loss) available to common shareholders	(38,528)	(28,193)	40,583	26,585
Basic and diluted earings (loss): per common share	$(1.99)	$(1.46)	$2.10	$1.37
Weighted average common shares outstanding: basic and diluted	19,357,185	19,347,660	19,351,322	19,343,184

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

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate

(In thousands)

$65,371	(a), (b)	(4,396)	5/10/2006	4/10/2012	5.06%	1 Month LIBOR
67,342	(a), (b)	(5,764)	10/10/2006	10/10/2012	5.57%	1 Month LIBOR
22,988	(a)	(2,345)	7/10/2006	7/10/2013	5.67%	1 Month LIBOR
264,167	(a)	(35,939)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
14,850	(a)	(1,449)	2/12/2007	2/10/2014	5.24%	1 Month LIBOR
9,993	(a)	(918)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
10,000	(a)	(913)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
13,750	(a), (b)	(566)	8/15/2008	6/15/2015	3.62%	1 Month LIBOR
14,487	(a)	(784)	8/29/2008	7/10/2015	4.04%	1 Month LIBOR
21,735	(a)	(1,272)	9/30/2008	9/10/2015	4.16%	1 Month LIBOR
12,251	(a), (b)	107	3/30/2009	4/15/2016	2.24%	1 Month LIBOR

(a) interest rate swap agreement
(b) forward swap

As of March 31, 2010, the Company had approximately $651.8 million of variable rate debt obligations. If the London Inter-Bank Offer Rate were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $1.3 million annually (after consideration of the effect of the above derivative contracts).

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.7%, 5.6% and 5.4% of our revenue was generated in Canada in fiscal 2010, 2009 and 2008, respectively. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

Item 8.Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of AMERCO and its consolidated subsidiaries including the notes to such statements and the related schedules are set forth on the “F” pages hereto and are incorporated herein.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Inherent Limitations on Effectiveness of Controls

The Company's management, including the CEO and CAO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error or instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

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

Management assessed our internal control over financial reporting as of March 31, 2010, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by our Internal Audit organization and our Finance organization.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year 2010. We reviewed the results of management's assessment with the Audit Committee of our Board.

Our independent registered public accounting firm, BDO Seidman, LLP, has audited the Company's internal control over financial reporting and has issued their report, which is included below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
AMERCO
Reno, Nevada

We have audited AMERCO and consolidated subsidiaries’ (the “Company”) internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2010 and our report dated June 9, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Phoenix, Arizona
June 9, 2010

Item 9B.Other Information

Not applicable.

 PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required to be disclosed under this Item 10 is incorporated herein by reference to AMERCO’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of the 2010 fiscal year.

The Company has adopted a code of ethics that applies to all directors, officers and employees of the Company, including the Company’s principal executive officer and principal accounting officer. A copy of our Code of Ethics is posted on AMERCO’s web site at amerco.com/governance.aspx.  We intend to satisfy the disclosure requirements of Form 8-K regarding any amendment to, or waiver from, a provision of our Code of Ethics by posting such information on the Company’s website, at the web address and location specified above, unless otherwise required to file a Form 8-K by NASDAQ rules and regulations.

Item 11.Executive Compensation

The information required to be disclosed under this Item 11 is incorporated herein by reference to AMERCO’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of the 2010 fiscal year.

Item 12.Security Ownership of Certain Beneficial Owners and Management  and Related Stockholder Matters

The information required to be disclosed under this Item 12 is incorporated herein by reference to AMERCO’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of the 2010 fiscal year.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed under this Item 13 is incorporated herein by reference to AMERCO’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of the 2010 fiscal year.

Item 14.Principal Accounting Fees and Services

The information required to be disclosed under this Item 14 is incorporated herein by reference to AMERCO’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of the 2010 fiscal year.

PART IV

Item 15.Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

Page No.
1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm	F-1
	Independent Auditors' Report	F-2
	Consolidated Balance Sheets - March 31, 2010 and 2009	F-3
	Consolidated Statements of Operations - Years Ended March 31, 2010, 2009, and 2008	F-4
	Consolidated Statements of Changes in Stockholders' Equity - Years Ended March 31, 2010, 2009, and 2008	F-5
	Consolidated Statement of Comprehensive Income (Loss) - Years Ended March 31, 2010, 2009 and 2008	F-6
	Consolidated Statement of Cash Flows - Years Ended March 31, 2010, 2009 and 2008	F-7
	Notes to Consolidated Financial Statements	F-8 - F-57
2.	Financial Statement Schedules required to be filed by Item 8:
	Schedule I - Condensed Financial Information of AMERCO	F-58 - F-61
	Schedule II - AMERCO and Consolidated Subsidiaries Valuation and Qualifying Accounts	F-62
	Schedule V - AMERCO and Consolidated Subsidiaries Supplemental Information (Concerning Property-Casualty Insurance Operations)	F-63

All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

(b)	Exhibits:

Exhibit Number	Description	Page or Method of Filing
2.1	Joint Plan of Reorganization of AMERCO and AMERCO Real Estate Company	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed October 20, 2003, file no. 1-11255
2.2	Disclosure Statement Concerning the Debtors’ Joint Plan of Reorganization	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed October 20, 2003, file no. 1-11255
2.3	Amended Joint Plan of Reorganization of AMERCO and AMERCO Real Estate Company	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, file no. 1-11255
3.1	Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Registration Statement on form S-4 filed March 30, 2004, file no. 1-11255
3.2	Restated By-Laws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on December 5, 2007, file no. 1-11255
4.1	Indenture dated as of March 15, 2004, among SAC Holding Corporation and SAC Holding II Corporation and Law Debenture Trust Company of New York	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on March 26, 2004, file no. 1-11255
4.2	Termination of Rights Agreement, dated as of March 5, 2008	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on March 11, 2008, file no. 1-11255
10.1*	AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1993, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
10.1A*	First Amendment to the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year end March 31, 2009, file no. 1-11255
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
Incorporated by reference to AMERCO’s Current Report on Form 8-K filed February 13, 2008, file no. 1-11255
10.81	Stockholder Agreement dated January 1, 2009 between Edward J. Shoen, James P. Shoen, Mark V. Shoen, Rosmarie T. Donovan, as Trustee, and Dunham Trust Company, as Trustee	Incorporated by reference to Exhibit 99.2, filed with the Schedule 13-D, filed on June 26, 2009, file number 5-39669
14	Code of Ethics	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 5, 2004, file no. 1-11255
21	Subsidiaries of AMERCO	Filed herewith
23.1	Consent of BDO Seidman, LLP	Filed herewith
23.2	Consent of Semple, Marchal and Cooper, LLP	Filed herewith
24	Power of Attorney	Refer to signature page
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith

Exhibit Number	Description	Page or Method of Filing
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Principal Financial Officer and Chief Accounting Officer of AMERCO	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Chief, Principal Financial Officer and Chief Accounting Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

* Indicates compensatory plan arrangement.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
AMERCO
Reno, Nevada

We have audited the accompanying consolidated balance sheets of AMERCO and consolidated subsidiaries (the “Company”) as of March 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2010.  In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.  We did not audit the financial statements of SAC Holding II Corporation, which statements reflect total revenues of $28.1 million for the seven month period ended October 31, 2007.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for SAC Holding II Corporation, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 9, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Phoenix, Arizona
June 9, 2010

Independent Auditors’ Report

Board of Directors and Stockholder
SAC Holding II Corporation
(A Wholly-Owned Subsidiary of Blackwater Investments, Inc.)

We have audited the accompanying consolidated balance sheet of SAC Holding II Corporation (A Wholly-Owned Subsidiary of Blackwater Investments, Inc.) as of October 31, 2007 and the related consolidated statements of operations, stockholder’s deficit, and cash flows for the seven months ended October 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SAC Holding II Corporation (A Wholly-Owned Subsidiary of Blackwater Investments, Inc.) as of October 31, 2007 and the results of its operations, stockholder’s deficit and its cash flows for the seven months ended October 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Semple, Marchal & Cooper, LLP

Phoenix, Arizona
May 29, 2008

AMERCO AND CONSOLIDATED ENTITIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2010	2009
	(In thousands)
ASSETS
Cash and cash equivalents	$244,118	$240,587
Reinsurance recoverables and trade receivables, net	198,283	213,853
Notes and mortgage receivables, net	1,461	2,931
Inventories, net	52,837	70,749
Prepaid expenses	53,379	53,733
Investments, fixed maturities and marketable equities	549,318	519,631
Investments, other	227,486	227,022
Deferred policy acquisition costs, net	39,194	44,993
Other assets	145,864	134,112
Related party assets	302,126	303,534
	1,814,066	1,811,145
Property, plant and equipment, at cost:
Land	224,904	212,744
Buildings and improvements	970,937	920,294
Furniture and equipment	323,334	333,314
Rental trailers and other rental equipment	244,131	214,988
Rental trucks	1,529,817	1,666,151
	3,293,123	3,347,491
Less: Accumulated depreciation	(1,344,735)	(1,333,563)
Total property, plant and equipment	1,948,388	2,013,928
Total assets	$3,762,454	$3,825,073
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$296,057	$329,227
Notes, loans and leases payable	1,347,635	1,546,490
Policy benefits and losses, claims and loss expenses payable	816,909	779,309
Liabilities from investment contracts	268,810	303,332
Other policyholders' funds and liabilities	8,155	11,961
Deferred income	25,207	24,612
Deferred income taxes	186,770	112,513
Total liabilities	2,949,543	3,107,444

Commitments and contingencies (notes 10, 17, 18, 19 and 20)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
5,992,800 and 6,100,000 shares issued and outstanding as of March 31, 2010 and 2009	-	-
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of March 31, 2010 and 2009	-	-
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
none issued as of March 31, 2010 and 2009	-	-
Common stock of $0.25 par value, 150,000,000 shares authorized; 41,985,700
issued as of March 31, 2010 and 2009	10,497	10,497
Additional paid-in capital	419,811	420,588
Accumulated other comprehensive loss	(56,207)	(98,000)
Retained earnings	969,017	915,862
Cost of common shares in treasury, net (22,377,912 shares as of March 31, 2010 and 2009)	(525,653)	(525,653)
Unearned employee stock ownership plan shares	(4,554)	(5,665)
Total stockholders' equity	812,911	717,629
Total liabilities and stockholders' equity	$3,762,454	$3,825,073

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2010	2009	2008
	(In thousands, except share and per share data)
Revenues:
Self-moving equipment rentals	$1,419,726	$1,423,022	$1,451,292
Self-storage revenues	110,369	110,548	122,248
Self-moving and self-storage products and service sales	198,785	199,394	217,798
Property management fees	21,632	23,192	22,820
Life insurance premiums	134,345	109,572	111,996
Property and casualty insurance premiums	27,625	28,337	28,388
Net investment and interest income	49,989	58,021	62,110
Other revenue	39,534	40,180	32,522
Total revenues	2,002,005	1,992,266	2,049,174

Costs and expenses:
Operating expenses	1,022,061	1,057,880	1,089,543
Commission expenses	169,104	171,303	167,945
Cost of sales	104,049	114,387	120,210
Benefits and losses	121,105	97,617	98,760
Amortization of deferred policy acquisition costs	7,569	12,394	13,181
Lease expense	156,951	152,424	133,931
Depreciation, net of (gains) losses on disposals	227,629	265,213	221,882
Total costs and expenses	1,808,468	1,871,218	1,845,452

Earnings from operations	193,537	121,048	203,722
Interest expense	(93,347)	(98,470)	(101,420)
Pretax earnings	100,190	22,578	102,302
Income tax expense	(34,567)	(9,168)	(34,518)
Net earnings	65,623	13,410	67,784
Excess carrying amount of preferred stock over consideration paid	388	-	-
Less: Preferred stock dividends	(12,856)	(12,963)	(12,963)
Earnings available to common shareholders	$53,155	$447	$54,821
Basic and diluted earnings per common share	$2.74	$0.02	$2.78
Weighted average common shares outstanding: Basic and diluted	19,386,791	19,350,041	19,740,571

Related party revenues for fiscal 2010, 2009 and 2008, net of eliminations, were $45.9 million, $46.9 million and $42.5 million, respectively.

Related party costs and expenses for fiscal 2010, 2009 and 2008, net of eliminations, were $37.2 million, $37.1 million and $31.8 million, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Description	Common Stock, $0.25 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Stock	Less: Unearned Employee Stock Ownership Plan Shares	Total Stockholders' Equity

Balance as of March 31, 2007	$10,497	$375,412	$(41,779)	$849,300	$(467,198)	$(8,134)	$718,098
Adjustment to initially apply ASC 740 (FIN 48)	-	-	-	6,826	-	-	6,826
Increase in market value of released ESOP shares and release of unearned ESOP shares	-	2,379	-	-	-	1,239	3,618
Foreign currency translation, net of tax	-	-	8,583	-	-	-	8,583
Unrealized gain on investments, net of tax	-	-	1,946	-	-	-	1,946
Fair market value of cash flow hedges, net of tax	-	-	(25,473)	-	-	-	(25,473)
Adjustment to post retirement benefit obligation	-	-	1,444	-	-	-	1,444
Net earnings	-	-	-	67,784	-	-	67,784
Preferred stock dividends: Series A ($2.13 per share for fiscal 2008)	-	-	-	(12,963)	-	-	(12,963)
Treasury stock	-	-	-	-	(57,479)	-	(57,479)
Contribution from related party	-	46,071	-	-	-	-	46,071
SAC Holding II Corporation distribution	-	(4,492)	-	4,468	-	-	(24)
Net activity	-	43,958	(13,500)	66,115	(57,479)	1,239	40,333
Balance as of March 31, 2008	$10,497	$419,370	$(55,279)	$915,415	$(524,677)	$(6,895)	$758,431
Increase in market value of released ESOP shares and release of unearned ESOP shares	-	1,218	-	-	-	1,230	2,448
Foreign currency translation, net of tax	-	-	(16,030)	-	-	-	(16,030)
Unrealized loss on investments, net of tax	-	-	(8,914)	-	-	-	(8,914)
Fair market value of cash flow hedges, net of tax	-	-	(17,833)	-	-	-	(17,833)
Adjustment to post retirement benefit obligation	-	-	56	-	-	-	56
Net earnings	-	-	-	13,410	-	-	13,410
Preferred stock dividends: Series A ($2.13 per share for fiscal 2009)	-	-	-	(12,963)	-	-	(12,963)
Treasury stock	-	-	-	-	(976)	-	(976)
Net activity	-	1,218	(42,721)	447	(976)	1,230	(40,802)
Balance as of March 31, 2009	$10,497	$420,588	$(98,000)	$915,862	$(525,653)	$(5,665)	$717,629
Increase in market value of released ESOP shares and release of unearned ESOP shares	-	1,336	-	-	-	1,111	2,447
Foreign currency translation, net of tax	-	-	14,471	-	-	-	14,471
Unrealized gain on investments, net of tax	-	-	13,254	-	-	-	13,254
Fair market value of cash flow hedges, net of tax	-	-	14,478	-	-	-	14,478
Adjustment to post retirement benefit obligation	-	-	(410)	-	-	-	(410)
Net earnings	-	-	-	65,623	-	-	65,623
Excess carrying amount of preferred stock over consideration paid	-	-	-	388	-	-	388
Preferred stock dividends: Series A ($2.13 per share for fiscal 2010)	-	-	-	(12,856)	-	-	(12,856)
Contribution to related party	-	(2,113)	-	-	-	-	(2,113)
Net activity	-	(777)	41,793	53,155	-	1,111	95,282
Balance as of March 31, 2010	$10,497	$419,811	$(56,207)	$969,017	$(525,653)	$(4,554)	$812,911

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Pre-tax	Tax	Net
	(In thousands)

Fiscal Year Ended March 31, 2010

Comprehensive income (loss):
Net earnings	$100,190	$(34,567)	$65,623
Other comprehensive income (loss):
Foreign currency translation	14,471	-	14,471
Unrealized gain on investments	20,546	(7,292)	13,254
Change in fair value of cash flow hedges	23,352	(8,874)	14,478
Postretirement benefit obligation loss	(661)	251	(410)
Total comprehensive income (loss)	$157,898	$(50,482)	$107,416

	Pre-tax	Tax	Net
	(In thousands)
Fiscal Year Ended March 31, 2009

Comprehensive income (loss):
Net earnings	$22,578	$(9,168)	$13,410
Other comprehensive income (loss):
Foreign currency translation	(16,030)	-	(16,030)
Unrealized loss on investments	(13,712)	4,798	(8,914)
Change in fair value of cash flow hedges	(28,763)	10,930	(17,833)
Postretirement benefit obligation gain	92	(36)	56
Total comprehensive income (loss)	$(35,835)	$6,524	$(29,311)

	Pre-tax	Tax	Net
	(In thousands)
Fiscal Year Ended March 31, 2008

Comprehensive income (loss):
Net earnings	$102,302	$(34,518)	$67,784
Other comprehensive income (loss):
Foreign currency translation	8,583	-	8,583
Unrealized gain on investments	2,992	(1,046)	1,946
Change in fair value of cash flow hedges	(41,067)	15,594	(25,473)
Postretirement benefit obligation gain	2,362	(918)	1,444
Total comprehensive income (loss)	$75,172	$(20,888)	$54,284

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net earnings	$65,623	$13,410	$67,784
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	229,589	248,569	227,798
Amortization of deferred policy acquisition costs	7,569	12,394	13,181
Change in allowance for losses on trade receivables	(163)	(17)	76
Change in allowance for losses on mortgage notes	(6)	(309)	(39)
Change in allowance for inventory reserves	1,153	792	2,746
Net (gain) loss on sale of real and personal property	(1,960)	16,644	(5,916)
Net loss on sale of investments	332	64	292
Deferred income taxes	15,497	7,941	5,563
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	15,715	(11,069)	(16,524)
Inventories	16,759	(6,192)	(2,445)
Prepaid expenses	822	2,428	(4,338)
Capitalization of deferred policy acquisition costs	(13,934)	(10,906)	(7,479)
Other assets	33,150	(4,263)	3,241
Related party assets	2,369	4,577	33,032
Accounts payable and accrued expenses	(3,096)	(1,821)	7,310
Policy benefits and losses, claims and loss expenses payable	34,589	(7,620)	20,664
Other policyholders' funds and liabilities	(3,805)	1,493	(96)
Deferred income	396	13,037	(3,996)
Related party liabilities	(727)	(4,192)	(11,567)
Net cash provided by operating activities	399,872	274,960	329,287

Cash flow from investment activities:
Purchase of:
Property, plant and equipment	(259,491)	(396,690)	(570,210)
Short term investments	(322,666)	(320,922)	(245,345)
Fixed maturity investments	(149,746)	(143,665)	(83,651)
Equity securities	(17,815)	(1)	(31)
Preferred stock	(2,185)	(2,000)	(770)
Real estate	(2,310)	(614)	(3,098)
Mortgage loans	(1,544)	(26,086)	(14,057)
Proceeds from sales of:
Property, plant and equipment	142,869	128,188	166,386
Short term investments	319,258	298,982	246,175
Fixed maturity investments	163,654	234,317	131,793
Equity securities	-	28	46
Preferred stock	5,077	-	5,625
Real estate	771	-	912
Mortgage loans	6,107	5,884	8,146
Payments from notes and mortgage receivables	1,519	853	117
Net cash used by investing activities	(116,502)	(221,726)	(357,962)

Cash flow from financing activities:
Borrowings from credit facilities	72,153	180,331	616,710
Principal repayments on credit facilities	(301,966)	(148,398)	(295,387)
Debt issuance costs	(2,345)	(414)	(11,976)
Capital lease payments	(4,057)	(776)	-
Leveraged Employee Stock Ownership Plan - Repayment from loan	1,111	1,230	1,239
Treasury stock repurchases	-	(976)	(57,478)
Securitization deposits	-	-	(32,775)
Preferred stock dividends paid	(12,856)	(12,963)	(12,963)
Investment contract deposits	12,712	17,739	18,077
Investment contract withdrawals	(47,235)	(53,605)	(65,518)
Net cash provided (used) by financing activities	(282,483)	(17,832)	159,929

Effects of exchange rate on cash	2,644	(1,437)	96

Increase in cash and cash equivalents	3,531	33,965	131,350
Cash and cash equivalents at the beginning of period	240,587	206,622	75,272
Cash and cash equivalents at the end of period	$244,118	$240,587	$206,622

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

AMERCO, a Nevada Corporation (“AMERCO”) has a fiscal year that ends on the 31st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31st of December for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. The Company discloses any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2009, 2008 and 2007 correspond to fiscal 2010, 2009 and 2008 for AMERCO.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars. Certain amounts reported in previous years have been reclassified to conform to the current presentation.

Note 2: Principles of Consolidation

The consolidated balance sheets as of March 31, 2010 and 2009 include the accounts of AMERCO and its wholly-owned subsidiaries. The March 31, 2010 and 2009 statements of operations and cash flows include AMERCO and its wholly-owned subsidiaries. The March 31, 2008 statements of operations and cash flows include AMERCO and its wholly-owned subsidiaries for the entire year, and reflect SAC Holding II Corporation and its subsidiaries (“SAC Holding II”) for the seven months ended October 31, 2007.

In fiscal 2003 and fiscal 2002, SAC Holding Corporation and its subsidiaries (“SAC Holding Corporation”) and SAC Holding II (collectively, “SAC Holdings”) were considered special purpose entities and were consolidated based on the provisions of Emerging Issues Task Force Issue 90-15, Impact of Nonsubstantive Lessors, Residual Value Guarantees and Other Provisions in Leasing Transactions, (“EITF 90-15”). In fiscal 2004, the Company evaluated its interests in SAC Holdings, the Company concluded that SAC Holdings were variable interest entity (“VIE’s”) and that the Company was the primary beneficiary. Accordingly, the Company continued to include SAC Holdings in its consolidated financial statements.

Triggering events in February and March of 2004 and November 2007 required AMERCO to reassess its involvement in specific SAC Holdings entities. During these reassessments it was concluded that AMERCO was no longer the primary beneficiary, resulting in the deconsolidation of SAC Holding Corporation in fiscal 2004 and SAC Holding II in fiscal 2008.

It is possible that SAC Holdings could take actions that would require us to re-determine whether SAC Holdings has become a VIE or whether we have become the primary beneficiary of SAC Holdings. Should this occur, we could be required to consolidate some or all of SAC Holdings financial results within our financial statements.

Intercompany accounts and transactions have been eliminated.

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

Moving and Storage operations include AMERCO, U-Haul, and Real Estate and the wholly-owned subsidiaries of U-Haul and Real Estate. Operations consist of the rental of trucks and trailers, sales of moving supplies, sales of towing accessories, sales of propane, the rental of self-storage spaces to the “do-it-yourself” mover and management of self-storage properties owned by others. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

The Property and Casualty Insurance operating segment includes RepWest and its wholly-owned subsidiaries and ARCOA risk retention group (“ARCOA”). Property and Casualty Insurance provides loss adjusting and claims handling for U-Haul through regional offices across North America. Property and Casualty Insurance also underwrites components of the Safemove, Safetow, Super Safemove and Safestor protection packages to U-Haul customers. We continue to focus on increasing the penetration of these products. The business plan for Property and Casualty Insurance operating segment includes offering property and casualty products in other U-Haul related programs. ARCOA is a captive insurer owned by the Company whose purpose is to provide insurance products related to the moving and storage business.

The Life Insurance operating segment includes Oxford and its wholly-owned subsidiaries. Oxford provides life and health insurance products primarily to the senior market through the direct writing or reinsuring of life insurance, Medicare supplement and annuity policies.

SAC Holding II owns self-storage properties that are managed by U-Haul under property management agreements and act as independent U-Haul rental equipment dealers. AMERCO, through its subsidiaries, has contractual interests in certain SAC Holding II properties entitling AMERCO to potential future income based on the financial performance of these properties. Prior to November 2007, AMERCO was considered the primary beneficiary of these contractual interests. Consequently, for those reporting periods prior to November 2007, we included the results of SAC Holding II in the consolidated financial statements of AMERCO.

Note 3:  Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with the generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting policies that we deem most critical to us and that require management’s most difficult and subjective judgments include the principles of consolidation, the recoverability of property, plant and equipment, the adequacy of insurance reserves, the recognition and measurement of impairments for investments accounted for under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320 - Investments - Debt and Equity Securities (“ASC 320”) and the recognition and measurement of income tax assets and liabilities. The actual results experienced by the Company may differ from management’s estimates.

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid debt securities with insignificant interest rate risk with original maturities from the date of purchase of three months or less.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each United States financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Accounts at each Canadian financial institution are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to $100,000 CAD per account. At March 31, 2010 and March 31, 2009, the Company had approximately $204.4 million and $211.8 million, respectively, in excess of FDIC and CDIC insured limits. To mitigate this risk, the Company selects financial institutions based on their credit ratings and financial strength.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Investments

Fixed Maturities and Marketable Equities. Fixed maturity investments consist of either marketable debt, equity or redeemable preferred stocks. As of the balance sheet dates, all of the Company’s investments in these securities are classified as available-for-sale. Available-for-sale investments are reported at fair value, with unrealized gains or losses recorded net of taxes and applicable adjustments to deferred policy acquisition costs in stockholders’ equity. Fair value for these investments is based on quoted market prices, dealer quotes or discounted cash flows. The cost of investments sold is based on the specific identification method.

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

The Company has mortgage receivables, which potentially expose the Company to credit risk. The portfolio of notes is principally collateralized by mini-warehouse storage facilities and commercial properties. The Company has not experienced any material losses related to the notes from individual notes or groups of notes in any particular industry or geographic area. The estimated fair values were determined using the discounted cash flow method and using interest rates currently offered for similar loans to borrowers with similar credit ratings.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Derivative Financial Instruments

The Company’s objective for holding derivative financial instruments is to manage interest rate risk exposure primarily through entering interest rate swap agreements. An interest rate swap is a contractual exchange of interest payments between two parties. A standard interest rate swap involves the payment of a fixed rate times a notional amount by one party in exchange for a floating rate times the same notional amount from another party. As interest rates change, the difference to be paid or received is accrued and recognized as interest expense or income over the life of the agreement.  The Company does not enter into these instruments for trading purposes. Counterparties to the Company’s interest rate swap agreements are major financial institutions. In accordance with ASC 815 - Derivatives and Hedging, the Company recognizes interest rate swap agreements on the balance sheet at fair value, which is classified as prepaid expenses (asset) or accrued expenses (liability). Derivatives that are not designated as cash flow hedges for accounting purposes must be adjusted to fair value through income. If the derivative qualifies and is designated as a cash flow hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. See Note 11, Interest on Borrowings of the Notes to Consolidated Financial Statements.

Inventories, net

Inventories, net were as follows:

	March 31,
	2010	2009
	(In thousands)
Truck and trailer parts and accessories (a)	$46,304	$63,206
Hitches and towing components (b)	13,644	13,736
Moving supplies and propane (b)	7,452	7,217
Subtotal	67,400	84,159
Less: LIFO reserves	(11,963)	(12,469)
Less: excess and obsolete reserves	(2,600)	(941)
Total	$52,837	$70,749

(a) Primarily held for internal usage, including equipment manufacturing and repair
(b) Primarily held for retail sales

Inventories consist primarily of truck and trailer parts and accessories used to manufacture and repair rental equipment as well as products and accessories available for retail sale. Inventory is held at Company owned locations; our independent dealers do not hold any of the Company’s inventory.

Inventory cost is primarily determined using the last-in first-out method (“LIFO”). Inventories valued using LIFO consisted of approximately 95% and 96% of the total inventories for March 31, 2010 and 2009, respectively. Had the Company utilized the first-in first-out method (“FIFO”), stated inventory balances would have been $12.0 million and $12.5 million higher at March 31, 2010 and 2009, respectively. In fiscal 2010, the positive effect on income due to liquidation of a portion of the LIFO inventory was $1.1 million.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Interest expense incurred during the initial construction of buildings and rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes using the straight line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. The Company follows the deferral method of accounting based on ASC 908 - Airlines for major overhauls in which engine overhauls are capitalized and amortized over five years and transmission overhauls are capitalized and amortized over three years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation expense when realized. The amount of (gains) or losses netted against depreciation expense were ($2.0) million, $16.6 million and ($5.9) million during fiscal 2010, 2009 and 2008, respectively. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., minimize gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed.

We regularly perform reviews to determine whether facts and circumstances exist which indicate that the carrying amount of assets, including estimates of residual value, may not be recoverable or that the useful life of assets are shorter or longer than originally estimated. Reductions in residual values (i.e., the price at which we ultimately expect to dispose of revenue earning equipment) or useful lives will result in an increase in depreciation expense over the life of the equipment. Reviews are performed based on vehicle class, generally subcategories of trucks and trailers. We assess the recoverability of our assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining lives against their respective carrying amounts. We consider factors such as current and expected future market price trends on used vehicles and the expected life of vehicles included in the fleet. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. In fiscal 2010, the Company reduced the carrying value of certain older trucks by $9.1 million or $0.47 per share before income taxes, in which the tax effect was approximately $0.17 per share. If asset residual values are determined to be recoverable, but the useful lives are shorter or longer than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

In fiscal 2006, management performed an analysis of the expected economic value of new rental trucks and determined that additions to the fleet resulting from purchase should be depreciated on an accelerated method based upon a declining formula. The salvage value and useful life assumptions of the rental truck fleet remain unchanged. Under the declining balances method (2.4 times declining balance), the book value of a rental truck is reduced approximately 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively and then reduced on a straight line basis an additional 10% by the end of year fifteen. Whereas, a standard straight line approach would reduce the book value by approximately 5.3% per year over the life of the truck. For the affected equipment, the accelerated depreciation was $49.1 million, $56.0 million and $56.7 million greater than what it would have been if calculated under a straight line approach for fiscal 2010, 2009 and 2008, respectively.

Although we intend to sell our used vehicles for prices approximating book value, the extent to which we realize a gain or loss on the sale of used vehicles is dependent upon various factors including the general state of the used vehicle market, the age and condition of the vehicle at the time of its disposal and the depreciation rates with respect to the vehicle. We typically sell our used vehicles at our sales centers throughout North America, on our web site at uhaul.com/trucksales or by phone at 1-866-404-0355. Additionally, we sell a large portion of our pickup and cargo van fleet at automobile dealer auctions.

The carrying value of surplus real estate, which is lower than market value at the balance sheet date, was $9.8 million and $10.5 million for fiscal 2010 and 2009, respectively, and is included in Investments, other.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Reinsurance recoverables include case reserves and actuarial estimates of claims incurred but not reported. These receivables are not expected to be collected until after the associated claim has been adjudicated and billed to the re-insurer. The reinsurance recoverables may have little or no allowance for doubtful accounts due to the fact that reinsurance is typically procured from carriers with strong credit ratings. Furthermore, the Company does not cede losses to a re-insurer if the carrier is deemed financially unable to perform on the contract. Also, reinsurance recoverables include insurance ceded to other insurance companies.

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

Self-Insurance Reserves

U-Haul retains the risk for certain public liability and property damage programs related to the rental equipment. The consolidated balance sheets include $385.5 million and $358.3 million of liabilities related to these programs as of March 31, 2010 and 2009, respectively. These liabilities are recorded in Policy benefits and losses payable. Management takes into account losses incurred based upon actuarial estimates, past experience, current claim trends, as well as social and economic conditions. This liability is subject to change in the future based upon changes in the underlying assumptions including claims experience, frequency of incidents, and severity of incidents. Based upon additional claims information obtained through the passage of time, the Company reduced its self-insurance reserve balance associated with prior accident years by $15.0 million in fiscal 2010 and $12.0 million in fiscal 2009.

Additionally, as of March 31, 2010 and 2009, the consolidated balance sheets include liabilities of $7.7 million and $7.4 million, respectively, related to Company provided medical plan benefits for eligible employees. The Company estimates this liability based on actual claims outstanding as of the balance sheet date as well as an actuarial estimate of claims incurred but not reported. This liability is reported net of estimated recoveries from excess loss reinsurance policies with unaffiliated insurers of $0.3 million and $0.4 million in fiscal 2010 and 2009, respectively. These amounts are recorded in Accounts payable and accrued expenses on the consolidated balance sheets.

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

Advertising

All advertising costs are expensed as incurred. Advertising expense was $20.2 million, $24.7 million and $31.3 million in fiscal 2010, 2009 and 2008, respectively.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Deferred Policy Acquisition Costs

Commissions and other costs that fluctuate with and are primarily related to the acquisition or renewal of certain insurance premiums are deferred. For the Life Insurance operating segment, these costs are amortized in relation to revenue such that costs are realized as a constant percentage of revenue. For RepWest, these costs are amortized over the related contract periods, which generally do not exceed one year.

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

Income Taxes

AMERCO files a consolidated tax return with all of its legal subsidiaries, except for Dallas General Life Insurance Company (“DGLIC”), a subsidiary of Oxford, which will file on a stand alone basis until 2012. SAC Holdings files consolidated tax returns, which are in no way associated with AMERCO’s consolidated returns. In accordance with ASC 740 - Income Taxes (“ASC 740”), the provision for income taxes reflects deferred income taxes resulting from changes in temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

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

ASC 320 - Investments - Debt and Equity Securities segregates credit and noncredit components of impaired debt securities that are not expected to be sold. Impairments will continue to be measured at fair value with credit losses recognized in earnings and non-credit losses recognized in other comprehensive income. ASC 320 also requires some additional disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The Company adopted the provisions of this statement in the first quarter of fiscal 2010 and it did not have a material impact on our financial statements.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or the Securities and Exchange Commission (“SEC”) that are adopted by the Company as of the specified effective date. Unless otherwise discussed, these Accounting Standards Updates (“ASU”) entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore will have minimal, if any, impact on our financial position or results of operations upon adoption.

ASU 2009-16 formally incorporates into the FASB Codification amendments to Statements of Financial Accounting Standards (“SFAS”) 140 made by SFAS 166 primarily to (1) eliminate the concept of a qualifying special-purpose entity, (2) limit the circumstances under which a financial asset (or portion thereof) should be derecognized when the entire financial asset has not been transferred to a non-consolidated entity, (3) require additional information to be disclosed concerning a transferor's continuing involvement with transferred financial assets, and (4) require that all servicing assets and servicing liabilities be initially measured at fair value. The amendments to ASC 860-10 and ASC 860-50 are effective as of the start of the first annual reporting period beginning after November 15, 2009, for interim periods within the first annual reporting period, and for all subsequent annual and interim reporting periods. Earlier application is not permitted. The Company does not believe that the adoption of this statement in the first quarter of fiscal 2011 will have a material impact on our financial statements.

ASU 2009-17 formally incorporates into the FASB Codification amendments to FIN 46(R) made by SFAS 167 to require that a comprehensive qualitative analysis be performed to determine whether a holder of variable interests in a variable interest entity also has a controlling financial interest in that entity. In addition, the amendments require that the same type of analysis be applied to entities that were previously designated as qualified special-purpose entities. The amendments to ASC 810-10 are effective as of the start of the first annual reporting period beginning after November 15, 2009, for interim periods within the first annual reporting period, and for all subsequent annual and interim reporting periods. Earlier application is not permitted, but retrospective application to previously issued financial statements for previous years is allowed (but not required). The Company does not believe that the adoption of this statement in the first quarter of fiscal 2011 will have a material impact on our financial statements.

ASU 2010-06 formally incorporates into the FASB Codification amendments to SFAS 157. Entities will be required to provide enhanced disclosures about transfers in and out of Level 1 and 2 fair value classifications and separate disclosures about purchases, sales, issuances and settlements relating to the Level 3 fair value classification. The new guidance also clarifies existing fair value disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The amendments to ASC 820-10 for Level 1 and 2 disclosures are effective for interim and annual reporting periods beginning after December 15, 2009; and for Level 3 disclosures are effective for interim and annual reporting periods beginning after December 15, 2010. Early adoption is permitted. We will adopt this statement in the first quarter of fiscal 2011. The Company does not believe that the adoption of this amendment will have a material impact on our financial statements.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 4:  Earnings Per Share

Net earnings for purposes of computing earnings per common share are net earnings plus the excess carrying amount of preferred stock over consideration paid less preferred stock dividends. Preferred stock dividends include accrued dividends of AMERCO.

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares net of shares committed to be released were 199,363; 244,452; and 294,369 as of March 31, 2010, 2009, and 2008, respectively.

5,992,800 and 6,100,000 shares of preferred stock have been excluded from the weighted average shares outstanding calculation as of March 31, 2010 and 2009, respectively because they are not common stock and they are not convertible into common stock.

From January 1, 2009 through December 31, 2009, our insurance subsidiaries purchased 107,200 shares of the Company’s Series A 8½% Preferred Stock (“Series A Preferred”) on the open market for $2.2 million. Between January 1, 2010 and March 31, 2010 they acquired an additional 58,800 shares for $1.4 million. Our insurance subsidiaries may make additional investments in shares of the Series A Preferred in the future. Pursuant to ASC 260 - Earnings Per Share, for earnings per share purposes, the excess of the carrying amount of the Series A Preferred over the fair value of the consideration paid of $0.4 million, net of a prorated portion of original issue costs, was added to net earnings available to common shareholders for fiscal 2010.

Note 5:  Reinsurance Recoverables and Trade Receivables, Net

Reinsurance recoverables and trade receivables, net were as follows:

	March 31,
	2010	2009
	(In thousands)
Reinsurance recoverable	$163,687	$173,472
Trade accounts receivable	18,034	18,545
Paid losses recoverable	3,087	8,457
Accrued investment income	6,818	6,877
Premiums and agents' balances	1,401	2,503
Independent dealer receivable	562	707
Other receivable	6,002	4,763
	199,591	215,324
Less: Allowance for doubtful accounts	(1,308)	(1,471)
	$198,283	$213,853

Note 6: Notes and Mortgage Receivables, Net

Notes and mortgage receivables, net were as follows:

	March 31,
	2010	2009
	(In thousands)
Notes, mortgage receivables and other	$1,461	$2,937
Less: Allowance for doubtful accounts	-	(6)
	$1,461	$2,931

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 7:  Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company deposits bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $15.1 million and $14.4 million at March 31, 2010 and 2009, respectively.

Available-for-Sale Investments

Available-for-sale investments at March 31, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(In thousands)
U.S. treasury securities and government obligations	$44,573	$1,712	$-	$(147)	$46,138
U.S. government agency mortgage-backed securities	91,858	4,534	(1)	(36)	96,355
Obligations of states and political subdivisions	18,932	323	(846)	(398)	18,011
Corporate securities	336,525	13,362	(1,733)	(780)	347,374
Mortgage-backed securities	9,250	142	(530)	-	8,862
Redeemable preferred stocks	18,723	965	(2,893)	(20)	16,775
Common stocks	17,840	534	(4)	-	18,370
Less: Preferred stock of AMERCO held by subsidiaries	(2,185)	(382)	-	-	(2,567)
	$535,516	$21,190	$(6,007)	$(1,381)	$549,318

Available-for-sale investments at March 31, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(In thousands)
U.S. treasury securities and government obligations	$69,936	$4,106	$-	$(267)	$73,775
U.S. government agency mortgage-backed securities	118,137	3,686	(106)	(65)	121,652
Obligations of states and political subdivisions	10,571	72	(18)	(676)	9,949
Corporate securities	312,465	3,511	(6,550)	(15,257)	294,169
Mortgage-backed securities	12,713	88	(1,395)	(198)	11,208
Redeemable preferred stocks	14,509	14	(4,786)	(869)	8,868
Common stocks	75	-	(65)	-	10
	$538,406	$11,477	$(12,920)	$(17,332)	$519,631

The above tables include gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The Company sold available-for-sale securities with a fair value of $168.6 million, $234.2 million and $134.6 million in fiscal 2010, 2009 and 2008, respectively. The gross realized gains on these sales totaled $2.8 million, $0.7 million and $0.4 million in fiscal 2010, 2009 and 2008, respectively. The Company realized gross losses on these sales of $2.0 million, $0.5 million and $0.4 million in fiscal 2010, 2009 and 2008, respectively.

The unrealized losses of more than twelve months in the table on the previous page are considered temporary declines. The Company tracks each investment with an unrealized loss and evaluates them on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments had declines determined by management to be other-than-temporary and the Company recognized these write-downs through earnings in the amounts of $2.2 million, $0.4 million and $0.5 million in fiscal 2010, 2009 and 2008, respectively.

The investment portfolio primarily consists of corporate securities and U.S. government securities. The Company believes it monitors its investments as appropriate. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity, the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. Nothing has come to management’s attention that would lead to the belief that each issuer would not have the ability to meet the remaining contractual obligations of the security, including payment at maturity. The Company has the ability and intent not to sell its fixed maturity investments for a period of time sufficient to allow the Company to recover its costs.

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

Credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income were as follows:

Credit Loss
(In thousands)

Balance at June 30, 2009	$-
Other-than-temporary impairment not previously recognized	552
Balance at March 31, 2010	$552

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The adjusted cost and estimated market value of available-for-sale investments at March 31, 2010 and 2009, respectively, by contractual maturity, were as follows:

	March 31, 2010		March 31, 2009
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(In thousands)
Due in one year or less	$36,384	$36,804	$44,978	$44,880
Due after one year through five years	153,816	160,329	139,050	133,936
Due after five years through ten years	105,491	109,591	77,521	76,456
After ten years	196,197	201,154	249,560	244,273
	491,888	507,878	511,109	499,545
Mortgage backed securities	9,250	8,862	12,713	11,208
Redeemable preferred stocks	18,723	16,775	14,509	8,868
Equity securities	17,840	18,370	75	10
Less: Preferred stock of AMERCO held by subsidiaries	(2,185)	(2,567)	-	-
	$535,516	$549,318	$538,406	$519,631

Investments, other

The carrying value of other investments was as follows:

	March 31,
	2010	2009
	(In thousands)
Short-term investments	$127,385	$123,769
Mortgage loans, net	72,438	76,908
Real estate	17,621	17,851
Policy loans	4,190	4,394
Other equity investments	5,852	4,100
	$227,486	$227,022

Short-term investments consist primarily of investments in money market funds, mutual funds and any other investments with short-term characteristics that have original maturities of less than one year at acquisition. These investments are recorded at cost, which approximates fair value.

Mortgage loans are carried at the unpaid balance, less an allowance for probable losses and any unamortized premium or discount. The allowance for probable losses was $0.4 million and $0.6 million as of March 31, 2010 and 2009, respectively. The estimated fair value of these loans as of March 31, 2010 and 2009 approximated the carrying value. These loans represent first lien mortgages held by the Company’s insurance subsidiaries.

Real estate obtained through foreclosure and held for sale is carried at the lower of fair value at time of foreclosure or current estimated fair value less cost to sell. Equity investments are carried at cost and assessed for impairment.

Insurance policy loans are carried at their unpaid balance.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 8: Other Assets

Other assets were as follows:

	March 31,
	2010	2009
	(In thousands)
Deposits	$47,323	$72,709
Income taxes recoverable	37,790	468
Cash surrender value of life insurance policies	27,825	26,511
Deferred charges	15,330	18,203
Excess of loss reinsurance recoverable	15,000	15,000
Other	2,596	1,221
	$145,864	$134,112

Note 9: Net Investment and Interest Income

Net investment and interest income, were as follows:

	Years Ended March 31,
	2010	2009	2008
	(In thousands)
Fixed maturities	$31,234	$38,553	$46,996
Real estate	(56)	(99)	(63)
Insurance policy loans	262	236	269
Mortgage loans	5,226	4,962	4,276
Short-term, amounts held by ceding reinsurers, net and other investments	1,110	3,539	5,521
Investment income	37,776	47,191	56,999
Less: investment expenses	(1,020)	(1,034)	(1,074)
Less: interest credited on annuity policies	(11,000)	(11,824)	(13,509)
Investment income - Related party	24,233	23,688	19,694
Net investment and interest income	$49,989	$58,021	$62,110

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 10: Borrowings

Long-Term Debt

Long-term debt was as follows:

			March 31,
	2010 Rate (a)	Maturities	2010	2009
			(In thousands)
Real estate loan (amortizing term)	6.93%	2018	$265,000	$275,000
Real estate loan (revolving credit)	1.73%	2018	101,000	170,000
Real estate loan (amortizing term) (b)	5.00%	2010	31,865	37,280
Senior mortgages	5.47% - 6.13%	2015 - 2016	489,186	496,156
Working capital loan (revolving credit)	1.75%	2011	-	-
Fleet loans (amortizing term)	4.75% - 7.95%	2012 - 2016	276,222	299,505
Fleet loan (securitization)	5.56%	2014	143,170	256,690
Other obligations	3.37% - 9.50%	2010 - 2017	41,192	11,859
Total notes, loans and leases payable			$1,347,635	$1,546,490

(a) Interest rate as of March 31, 2010, including the effect of applicable hedging instruments
(b) Revolving credit loan for March 31, 2009 was modified to an amortizing term loan in June 2009.

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. The loan has a final maturity date of August 2018. The loan is comprised of a term loan facility with initial availability of $300.0 million and a revolving credit facility with an availability of $200.0 million. As of March 31, 2010, the outstanding balance on the Real Estate Loan was $265.0 million and $86.0 million had been drawn down on the revolving credit facility. U-Haul International, Inc. is a guarantor of this loan.

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

The interest rate for the amortizing term portion, per the provisions of the amended Loan Agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At March 31, 2010, the applicable LIBOR was 0.23% and the applicable margin was 1.50%, the sum of which was 1.73%. The rate on the term facility portion of the loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin.

The interest rate for the revolving credit facility, per the provision of the amended Loan Agreement, is the applicable LIBOR plus the applicable margin. The margin ranges from 1.50% to 2.00%. At March 31, 2010, the applicable LIBOR was 0.23% and the applicable margin was 1.50%, the sum of which was 1.73%.

The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Amerco Real Estate Company and a subsidiary of U-Haul International, Inc. entered into a revolving credit construction loan effective June 29, 2006. This loan was modified and extended on June 25, 2009 into a term loan with a final maturity of June 2010. As of March 31, 2010, the outstanding balance was $31.9 million.

This Real Estate Loan requires monthly principal and interest payments with the unpaid principal and any accrued and unpaid interest due at maturity. The loan was used to develop new or existing storage properties. The loan is secured by these properties. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 3.00%. At March 31, 2010, the applicable LIBOR floor was 2.00% and the margin was 3.00%, the sum of which was 5.00%. U-Haul International, Inc. and AMERCO are guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgage loan balances as of March 31, 2010 were in the aggregate amount of $432.4 million and are due July 2015. The Senior Mortgages require average monthly principal and interest payments of $3.0 million with the unpaid loan balance and accrued and unpaid interest due at maturity. These senior mortgages are secured by certain properties owned by the borrowers. The interest rates, per the provisions of these senior mortgages, are 5.68% and 5.52% per annum. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of these senior mortgages. The default provisions of these senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Various subsidiaries of the Company are borrowers under the mortgage backed loans that we also classify as senior mortgages. These loans are secured by certain properties owned by the borrowers. The loan balance of these notes totals $56.8 million as of March 31, 2010. These loans mature in 2015 and 2016. Rates for these loans range from 5.47% to 6.13%. The loans require monthly principal and interest payments with the balances due upon maturity. The default provisions of the loans include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Working Capital Loans

Amerco Real Estate Company is a borrower under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $25.0 million. At March 31, 2010, the Company had drawn down $15.0 million on the revolving loan. The loan is secured by certain properties owned by the borrower. The loan agreement provides for revolving loans, subject to the terms of the loan agreement with final maturity in November 2011. The loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. U-Haul International, Inc. and AMERCO are the guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 1.50%. At March 31, 2010, the applicable LIBOR was 0.25% and the applicable margin was 1.50%, the sum of which was 1.75%.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under amortizing term loans. The balance of these loans as of March 31, 2010 was $267.7 million with the final maturities between April 2012 and April 2016.

The Amortizing Loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the Loan Agreements, are the applicable LIBOR plus a margin between 0.90% and 2.63%. At March 31, 2010, the applicable LIBOR was 0.23% and the applicable margins were between 1.13% and 2.63%. The interest rates are hedged with interest rate swaps fixing the rates between 4.87% and 7.42% based on current margins. Additionally, $22.3 million of these loans are carried at a fixed rate of 7.95%.

AMERCO and U-Haul International, Inc. are guarantors of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

On December 31, 2009 a subsidiary of U-Haul International, Inc. entered into an $85.0 million term note that will be used to fund cargo van and pickup acquisitions for the next three years. The loan matures thirty-six months after the last draw.  The agreement contains options to extend the maturity. The note will be secured by the purchased equipment and the corresponding operating cash flows associated with their operation.  At March 31, 2010, the applicable LIBOR was 0.25% and the applicable margin was 4.50%, the sum of which was 4.75%.  At March 31, 2010 the Company had drawn $8.6 million on this loan.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Rental Truck Securitizations

U-Haul S Fleet and its subsidiaries (collectively, “USF”) issued a $217.0 million asset-backed note (“Box Truck Note”) and an $86.6 million asset-backed note (“Cargo Van/Pickup Note”) on June 1, 2007. The Cargo Van/Pickup Note was repaid in full on February 25, 2010, there were no prepayment penalties associated with this transaction. USF is a bankruptcy-remote special purpose entity wholly-owned by U-Haul International, Inc. The net proceeds from these securitized transactions were used to finance new box truck purchases throughout fiscal 2008. U.S. Bank, NA acts as the trustee for this securitization.

The Box Truck Note has a fixed interest rate of 5.56% with an estimated final maturity of February 2014. At March 31, 2010, the outstanding balance was $143.2 million. The note is secured by the box trucks that were purchased and the corresponding operating cash flows associated with their operation.

The Box Truck Note has the benefit of a financial guaranty insurance policy that guarantees the timely payment of interest on and the ultimate payment of the principal of the note.

The Box Truck Note is subject to certain covenants with respect to liens, additional indebtedness of the special purpose entities, the disposition of assets and other customary covenants of bankruptcy-remote special purpose entities. The default provisions of the note include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Other Obligations

The Company entered into capital leases for new equipment between April 2008 and February 2010, with terms of the leases between 9 months and 7 years. At March 31, 2010, the balance of these leases was $40.7 million.

In January 2010, the Company entered into a $0.5 million premium financing arrangement for two years expiring in December 2011 with a fixed rate of 3.37%. At March 31, 2010, the outstanding balance was $0.5 million.

Annual Maturities of Notes, Loans and Leases Payable

The annual maturities of long-term debt as of March 31, 2010 for the next five years and thereafter are as follows:

	March 31,
	2011	2012	2013	2014	2015	Thereafter
	(In thousands)
Notes, loans and leases payable, secured	$111,701	$122,941	$143,937	$162,480	$44,526	$762,050

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 11:  Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Years Ended March 31,
	2010	2009	2008
	(In thousands)
Interest expense	$63,516	$76,670	$92,997
Capitalized interest	(609)	(693)	(996)
Amortization of transaction costs	5,198	4,908	5,287
Interest expense resulting from derivatives	25,242	17,585	645
Total AMERCO interest expense	93,347	98,470	97,933
SAC Holding II interest expense	-	-	7,537
Less: Intercompany transactions	-	-	(4,050)
Total SAC Holding II interest expense	-	-	3,487
Total	$93,347	$98,470	$101,420

Interest paid in cash by AMERCO amounted to $57.8 million, $73.2 million and $89.8 million for fiscal 2010, 2009 and 2008, respectively.

The Company manages exposure to changes in market interest rates. The Company’s use of derivative instruments is limited to highly effective interest rate swaps to hedge the risk of changes in cash flows (future interest payments) attributable to changes in LIBOR swap rates, the designated benchmark interest rate being hedged on certain of our LIBOR indexed variable rate debt. The interest rate swaps effectively fix the Company’s interest payments on certain LIBOR indexed variable rate debt. The Company monitors its positions and the credit ratings of its counterparties and does not currently anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes.

Original variable rate debt amount		Agreement Date	Effective Date	Expiration Date	Designated cash flow hedge date
(In millions)
$100.0	(a), (c )	6/2/2005	6/8/2005	6/8/2010	7/1/2005
142.3	(a), (b)	11/15/2005	5/10/2006	4/10/2012	5/31/2006
50.0	(a)	6/21/2006	7/10/2006	7/10/2013	6/9/2006
144.9	(a), (b)	6/9/2006	10/10/2006	10/10/2012	6/9/2006
300.0	(a)	8/16/2006	8/18/2006	8/10/2018	8/4/2006
30.0	(a)	2/9/2007	2/12/2007	2/10/2014	2/9/2007
20.0	(a)	3/8/2007	3/12/2007	3/10/2014	3/8/2007
20.0	(a)	3/8/2007	3/12/2007	3/10/2014	3/8/2007
19.3	(a), (b)	4/8/2008	8/15/2008	6/15/2015	3/31/2008
19.0	(a)	8/27/2008	8/29/2008	7/10/2015	4/10/2008
30.0	(a)	9/24/2008	9/30/2008	9/10/2015	9/24/2008
15.0	(a), (b)	3/24/2009	3/30/2009	4/15/2016	3/25/2009

(a) interest rate swap agreement
(b) forward swap
(c) terminated swap on August 18, 2006

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

As of August 18, 2006, a net gain of approximately $6.0 million related to the two cancelled swaps was included in other comprehensive income (loss). As the variable-rate debt is replaced, it is probable that the original forecasted transaction (future interest payments) will continue to occur. Therefore, the net derivative gain related to the two cancelled swaps shall continue to be reported in other comprehensive income (loss) and be reclassified into earnings when the original forecasted transaction affects earnings consistent with the term of the original designated hedging relationship. For the year ended March 31, 2010, the Company reclassified $1.0 million of the net derivative gain to interest income. The Company estimates that the remaining $0.2 million of the existing net gains will be reclassified into earnings within the next three months.

As of March 31, 2010, the total notional amount of the Company’s variable interest rate swaps was $516.9 million.

The derivative fair values located in Accounts payable and accrued expenses in the balance sheets were as follows:

	Liability Derivatives
	Fair Value as of
	March 31, 2010	March 31, 2009
	(In thousands)
Interest rate contracts designated as hedging instruments	$54,239	$79,118

	The Effect of Interest Rate Contracts on the Statement of Operations
	March 31, 2010	March 31, 2009
	(In thousands)

Loss recognized in income on interest rate contracts	$25,242	$17,585
(Gain) loss recognized in AOCI on interest rate contracts (effective portion)	$(23,352)	$27,496
Loss reclassified from AOCI into income (effective portion)	$26,770	$18,266
(Gain) loss recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$(1,528)	$585

Gains or losses recognized in income on derivatives are recorded as interest expense in the statement of operations. See Note 3, Accounting Policies in the Notes to Consolidated Financial Statements.

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Years Ended March 31,
	2010	2009	2008
	(In thousands, except interest rates)
Weighted average interest rate during the year	1.79%	3.67%	6.25%
Interest rate at year end	1.74%	2.29%	4.80%
Maximum amount outstanding during the year	$207,280	$212,280	$150,783
Average amount outstanding during the year	$184,036	$177,520	$85,522
Facility fees	$906	$622	$419

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 12:  Stockholders’ Equity

The Serial common stock may be issued in such series and on such terms as the AMERCO Board of Directors (the “Board”) shall determine. The Serial preferred stock may be issued with or without par value. The 6,100,000 shares of Series A Preferred that are issued and outstanding are not convertible into, or exchangeable for, shares of any other class or classes of stock of AMERCO. Dividends on the Series A Preferred are payable quarterly in arrears and have priority as to dividends over the common stock of AMERCO.

On December 3, 2008, the Board authorized us, using management’s discretion, to buy back shares from former employees who were participants in our Employee Stock Ownership Plan (“ESOP”). To be eligible for consideration, the employees’ respective ESOP account balances must be valued at more than $1,000 at the then-prevailing market prices but have less than 100 shares. No such shares have been purchased.

From January 1, 2009 through December 31, 2009, our insurance subsidiaries purchased 107,200 shares of Series A Preferred on the open market for $2.2 million. Between January 1, 2010 and March 31, 2010 they acquired an additional 58,800 shares for $1.4 million. Our insurance subsidiaries may make additional investments in shares of the Series A Preferred in the future.

Note 13:  Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components, net of taxes, were as follows:

	Foreign Currency Translation	Unrealized Gain (Loss) on Investments	Fair Market Value of Cash Flow Hedge	Postretirement Benefit Obligation Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at March 31, 2007	$(36,166)	$(355)	$(5,105)	$(153)	$(41,779)
Foreign currency translation	8,583	-	-	-	8,583
Unrealized gain on investments	-	1,946	-	-	1,946
Change in fair value of cash flow hedge	-	-	(25,473)	-	(25,473)
Change in postretirement benefit obligation	-	-	-	1,444	1,444
Balance at March 31, 2008	(27,583)	1,591	(30,578)	1,291	(55,279)
Foreign currency translation	(16,030)	-	-	-	(16,030)
Unrealized loss on investments	-	(8,914)	-	-	(8,914)
Change in fair value of cash flow hedge	-	-	(17,833)	-	(17,833)
Change in postretirement benefit obligation	-	-	-	56	56
Balance at March 31, 2009	(43,613)	(7,323)	(48,411)	1,347	(98,000)
Foreign currency translation	14,471	-	-	-	14,471
Unrealized gain on investments	-	13,254	-	-	13,254
Change in fair value of cash flow hedge	-	-	14,478	-	14,478
Change in postretirement benefit obligation	-	-	-	(410)	(410)
Balance at March 31, 2010	$(29,142)	$5,931	$(33,933)	$937	$(56,207)

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 14:  Provision for Taxes

Earnings before taxes and the provision for taxes consisted of the following:

	Years Ended March 31,
	2010	2009	2008
	(In thousands)
Pretax earnings:
U.S.	$89,350	$18,254	$100,151
Non-U.S.	10,840	4,324	2,151
Total pretax earnings	$100,190	$22,578	$102,302

Current provision (benefit)
Federal	$(23,965)	$5,202	$15,441
State	1,965	1,436	415
Non-U.S.	34	(31)	873
	(21,966)	6,607	16,729
Deferred provision (benefit)
Federal	53,174	149	15,286
State	3,472	1,387	1,713
Non-U.S.	(113)	1,025	790
	56,533	2,561	17,789

Provision for income tax expense	$34,567	$9,168	$34,518

Income taxes paid (net of income tax refunds received)	$6,844	$2,037	$10,078

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before taxes was as follows:

	Years Ended March 31,
	2010	2009	2008
	(In percentages)
Statutory federal income tax rate	35.00%	35.00%	35.00%
Increase (reduction) in rate resulting from:
State taxes, net of federal benefit	3.50%	8.17%	1.36%
Foreign rate differential	(1.17)%	(2.30)%	0.89%
Federal tax credits	(0.46)%	(2.10)%	(0.43)%
Interest on deferred tax	0.52%	2.86%	0.88%
Dividend received deduction	(0.09)%	-%	-%
Change in valuation allowance	(2.70)%	-%	-%
Other	(0.10)%	(1.02)%	(3.96)%
Actual tax expense of operations	34.50%	40.61%	33.74%

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	March 31,
	2010	2009
	(In thousands)
Deferred tax assets:
Net operating loss and credit carry forwards	$2,637	$50,460
Accrued expenses	127,785	118,390
Policy benefit and losses, claims and loss expenses payable, net	14,420	11,935
Unrealized gains	14,818	31,006
Other	-	5,196
Total deferred tax assets	$159,660	$216,987

Deferred tax liabilities:
Property, plant and equipment	$340,641	$325,575
Deferred policy acquisition costs	5,673	3,925
Other	116	-
Total deferred tax liabilities	346,430	329,500
Net deferred tax liability	$186,770	$112,513

Deferred tax assets and liabilities shown above are stated net of a valuation allowance of $0 at March 31, 2010 and $2.9 million at March 31, 2009.

The change in deferred tax balances from April 1, 2009 to March 31, 2010 includes $15.9 million resulting from net-of-tax other comprehensive income items as well as other items which do not flow through the provision for income tax expense.

ASC 740 (formerly FIN 48) prescribes a minimum recognition and measurement methodology that a tax position is required to meet before being recognized in the financial statements. The total amount of unrecognized tax benefits at April 1, 2009 was $7.7 million. This entire amount of unrecognized tax benefits if resolved in our favor, would favorably impact our effective tax rate. During the current year we recorded tax expense - net of settlements, resulting from uncertain tax positions in the amount of $0.6 million. At March 31, 2010, the amount of unrecognized tax benefits and the amount that would favorably affect our effective tax rate was $8.3 million.

A reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period are as follows:

Unrecognized Tax Benefits
(In thousands)

Unrecognized tax benefits as of March 31, 2009	$7,738
Additions based on tax positions related to the current year	582
Settlements	(30)
Unrecognized tax benefits as of March 31, 2010	$8,290

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The Company recognizes interest related to unrecognized tax benefits as interest expense, and penalties as operating expenses. At April 1, 2009, the amount of interest and penalties accrued on unrecognized tax benefits was $3.2 million, net of tax. During the current year we recorded expense from interest in the amount of $0.3 million, net of tax. At March 31, 2010, the amount of interest and penalties accrued on unrecognized tax benefits was $3.5 million, net of tax.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With some exceptions, the Company is no longer subject to audit for years prior to the fiscal year ended March 31, 2007.

Note 15:  Employee Benefit Plans

Profit Sharing Plans

The Company provides tax-qualified profit sharing retirement plans for the benefit of eligible employees, former employees and retirees in the U.S. and Canada. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions. Amounts to be contributed are determined by the President and Chairman of the Board of the Company under the delegation of authority from the Board, pursuant to the terms of the Profit Sharing Plan. No contributions were made to the profit sharing plan during fiscal 2010, 2009 or 2008.

The Company also provides an employee savings plan which allows participants to defer income under Section 401(k) of the Internal Revenue Code of 1986.

ESOP Plan

The Company sponsors a leveraged ESOP that generally covers all employees with one year or more of service. The ESOP shares initially were pledged as collateral for its debt which was originally funded by U-Haul. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. When shares are scheduled to be released from collateral, prorated over the year, the Company reports compensation expense equal to the current market price of the shares scheduled to be released, and the shares become outstanding for earnings per share computations. ESOP compensation expense was $2.4 million, $2.9 million and $3.8 million for fiscal 2010, 2009 and 2008, respectively. Listed below is a summary of these financing arrangements as of fiscal year-end:

		Interest Payments
Financing Date	Outstanding as of March 31, 2010	2010	2009	2008
	(In thousands)
June, 1991	$6,501	$443	$560	$675
March, 1999	-	1	2	4
February, 2000	105	12	19	27
April, 2001	173	8	7	7
July, 2009	152	-	-	-

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Shares are released from collateral and allocated to active employees based on the proportion of debt service paid in the plan year. Contributions to the Plan Trust (“ESOT”) during fiscal 2010, 2009 and 2008 were $2.0 million, $2.1 million and $2.1 million, respectively.

Shares held by the Plan were as follows:

	Years Ended March 31,
	2010	2009
	(In thousands)
Allocated shares	1,431	1,423
Unreleased shares	269	340
Fair value of unreleased shares	$12,114	$9,414

For purposes of the above schedule, the fair value of unreleased shares issued prior to 1992 is defined as the historical cost of such shares. The fair value of unreleased shares issued subsequent to December 31, 1992 is defined as the trading value of such shares as of March 31, 2010 and March 31, 2009, respectively.

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

 The components of net periodic post retirement benefit cost were as follows:

	Years Ended March 31,
	2010	2009	2008
	(In thousands)
Service cost for benefits earned during the period	$420	$411	$672
Interest cost on accumulated postretirement benefit	603	537	609
Other components	(104)	(93)	-
Net periodic postretirement benefit cost	$919	$855	$1,281

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The fiscal 2010 and fiscal 2009 post retirement benefit liability included the following components:

	Years Ended March 31,
	2010	2009
	(In thousands)
Beginning of year	$9,563	$9,213
Service cost for benefits earned during the period	420	411
Interest cost on accumulated post retirement benefit	603	537
Net benefit payments and expense	(356)	(413)
Actuarial loss (gain)	557	(185)
Accumulated postretirement benefit obligation	10,787	9,563

Current liabilities	589	595
Non-current liabilities	10,198	8,968

Total post retirement benefit liability recognized in statement of financial position	10,787	9,563
Components included in accumulated other comprehensive income:
Unrecognized net gain	1,547	2,208
Cumulative net periodic benefit cost (in excess of employer contribution)	$12,334	$11,771

The discount rate assumptions in computing the information above were as follows:

	Years Ended March 31,
	2010	2009	2008
	(In percentages)
Accumulated postretirement benefit obligation	5.41%	6.50%	6.00%

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 became law. Amounts shown above include the effect of the subsidy. The discount rate represents the expected yield on a portfolio of high grade (AA to AAA rated or equivalent) fixed income investments with cash flow streams sufficient to satisfy benefit obligations under the plan when due. Fluctuations in the discount rate assumptions primarily reflect changes in U.S. interest rates. The assumed health care cost trend rate used to measure the accumulated postretirement benefit obligation as of the end of fiscal 2010 was 8.7% in the initial year and was projected to decline annually to an ultimate rate of 4.5% in fiscal 2029. The assumed health care cost trend rate used to measure the accumulated postretirement benefit obligation as of the end of fiscal 2009 (and used to measure the fiscal 2010 net periodic benefit cost) was 9.0% in the initial year and was projected to decline annually to an ultimate rate of 4.5% in fiscal 2029.

If the estimated health care cost trend rate assumptions were increased by one percent, the accumulated post retirement benefit obligation as of fiscal year-end would increase by approximately $88,412 and the total of the service cost and interest cost components would increase by $11,100. A decrease in the estimated health care cost trend rate assumption of one percent would decrease the accumulated post retirement benefit obligation as of fiscal year-end by $98,158 and the total of the service cost and interest cost components would decrease by $12,426.

Post employment benefits provided by the Company, other than retirement, are not material.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Future net benefit payments are expected as follows:

Future Net Benefit Payments
(In thousands)
Year-ended:
2011	$589
2012	689
2013	798
2014	910
2015	1,032
2016 through 2020	5,959
Total	$9,977

Note 16:  Fair Value Measurements

Effective April 1, 2008, assets and liabilities recorded at fair value on the condensed consolidated balance sheets were measured and classified based upon a three tiered approach to valuation. ASC 820 requires that financial assets and liabilities recorded at fair value be classified and disclosed in one of the following three categories:

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table represents the financial assets and liabilities on the condensed consolidated balance sheet at March 31, 2010, that are subject to ASC 820 and the valuation approach applied to each of these items.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In thousands)
Assets
Short-term investments	$309,790	$309,790	$-	$-
Fixed maturities - available for sale	516,740	361,233	152,219	3,288
Preferred stock	16,775	16,775	-	-
Common stock	18,370	18,370	-	-
Less: Preferred stock of AMERCO held by subsidiaries	(2,567)	(2,567)	-	-
Total	$859,108	$703,601	$152,219	$3,288

Liabilities
Guaranteed residual values of TRAC leases	$-	$-	$-	$-
Derivatives	54,239	-	54,239	-
Total	$54,239	$-	$54,239	$-

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The following table represents the fair value measurements at March 31, 2010 using significant unobservable inputs (Level 3).

	Fixed Maturities - Auction Rate Securities	Fixed Maturities - Asset Backed Securities	Common Stock	Total
	(In thousands)
Balance at March 31, 2009	$2,413	$-	$5	$2,418

Transfers into Level 3 (a)	-	363	-	363
Fixed Maturities - Auction Rate Securities gain (unrealized)	158	-	-	158
Sale of securities	-	-	(5)	(5)
Balance at June 30, 2009	2,571	363	-	2,934

Fixed Maturities - Auction Rate Securities gain (unrealized)	6	-	-	6
Fixed Maturities - Asset Backed Securities loss (realized)	-	(106)	-	(106)
Fixed Maturities - Asset Backed Securities loss (unrealized)	-	(219)	-	(219)
Securities called at par	(222)	-	-	(222)
Balance at September 30, 2009	2,355	38	-	2,393

Fixed Maturities - Auction Rate Securities gain (unrealized)	18	-	-	18
Fixed Maturities - Asset Backed Securities gain (unrealized)	-	234	-	234
Securities OTTI loss (realized)	-	(226)	-	(226)
Securities called at par	(493)	-	-	(493)
Balance at December 31, 2009	1,880	46	-	1,926

Transfers into Level 3 (a)	-	1,520	-	1,520
Fixed Maturities - Auction Rate Securities loss (unrealized)	(29)	-	-	(29)
Fixed Maturities - Asset Backed Securities gain (unrealized)	-	49	-	49
Securities called at par	(178)	-	-	(178)
Balance at March 31, 2010	$1,673	$1,615	$-	$3,288

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

	Direct Amount (a)	Ceded to Other Companies	Assumed from Other Companies	Net Amount (a)	Percentage of Amount Assumed to Net
	(In thousands)
Year ended December 31, 2009
Life insurance in force	$543,236	$4,100	$943,371	$1,482,507	64%
Premiums earned:
Life	$49,335	$37	$5,108	$54,406	9%
Accident and health	74,271	(803)	4,582	79,656	6%
Annuity	140	-	143	283	51%
Property and casualty	23,260	13	4,378	27,625	16%
Total	$147,006	$(753)	$14,211	$161,970

Year ended December 31, 2008
Life insurance in force	$387,783	$4,499	$1,147,982	$1,531,266	75%
Premiums earned:
Life	$16,240	$36	$5,020	$21,224	24%
Accident and health	81,241	1,066	4,581	84,756	5%
Annuity	1,436	-	2,156	3,592	60%
Property and casualty	19,253	83	9,167	28,337	32%
Total	$118,170	$1,185	$20,924	$137,909

Year ended December 31, 2007
Life insurance in force	$328,384	$4,682	$1,428,242	$1,751,944	82%
Premiums earned:
Life	$10,669	$35	$4,823	$15,457	31%
Accident and health	88,658	1,230	5,155	92,583	6%
Annuity	545	-	3,411	3,956	86%
Property and casualty	19,373	39	9,054	28,388	32%
Total	$119,245	$1,304	$22,443	$140,384

(a)       Balances are reported net of inter-segment transactions.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

To the extent that a re-insurer is unable to meet its obligation under the related reinsurance agreements, RepWest would remain liable for the unpaid losses and loss expenses. Pursuant to certain of these agreements, RepWest holds letters of credit at year end in the amount of $3.6 million from re-insurers and has issued letters of credit in the amount of $8.7 million in favor of certain ceding companies.

Policy benefits and losses, claims and loss expenses payable for Property and Casualty were as follows:

	Years Ended December 31,
	2009	2008
	(In thousands)
Unpaid losses and loss adjustment expense	$271,677	$287,501
Reinsurance losses payable	759	929
Unearned premiums	2	19
Total	$272,438	$288,449

Activity in the liability for unpaid losses and loss adjustment expenses for Property and Casualty is summarized as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Balance at January 1	$287,501	$288,410	$288,783
Less: reinsurance recoverable	173,098	164,181	144,950
Net balance at January 1	114,403	124,229	143,833
Incurred related to:
Current year	8,043	8,497	7,094
Prior years	6,516	9,384	11,894
Total incurred	14,559	17,881	18,988
Paid related to:
Current year	3,974	5,006	3,289
Prior years	16,022	22,701	35,303
Total paid	19,996	27,707	38,592
Net balance at December 31	108,966	114,403	124,229
Plus: reinsurance recoverable	162,711	173,098	164,181
Balance at December 31	$271,677	$287,501	$288,410

The liability for incurred losses and loss adjustment expenses (net of reinsurance recoverable of $162.7 million) decreased by $5.4 million in 2009. The decrease is a result of resolving claims associated with terminated unprofitable programs.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 18:  Contingent Liabilities and Commitments

The Company leases a portion of its rental equipment and certain of its facilities under operating leases with terms that expire at various dates through 2017, with the exception of one land lease expiring in 2034. As of March 31, 2010, AMERCO has guaranteed $176.5 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, the Company has the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. AMERCO has been leasing equipment since 1987 and has experienced no material losses relating to these types of residual value guarantees.

Lease expenses were as follows:

	Years Ended March 31,
	2010	2009	2008
	(In thousands)
Lease expense	$156,951	$152,424	$133,931

Lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
	(In thousands)
Year-ended March 31:
2011	$15,192	$119,130	$134,322
2012	14,227	103,566	117,793
2013	13,865	89,896	103,761
2014	12,804	72,010	84,814
2015	2,745	48,219	50,964
Thereafter	5,990	23,465	29,455
Total	$64,823	$456,286	$521,109

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

In November 2006, the Plaintiffs filed an amended complaint. In December 2006, the Defendants filed motions to dismiss, based on various legal theories. In March 2007, the Court denied AMERCO’s motion to dismiss regarding the issue of demand futility, stating that “Plaintiffs have satisfied the heightened pleading requirements of demand futility by showing a majority of the members of the AMERCO Board of Directors were interested parties in the SAC transactions.” The Court heard oral argument on the remainder of the Defendants’ motions to dismiss, including the motion (“Goldwasser Motion”) based on the fact that the subject matter of the lawsuit had been settled and dismissed in earlier litigation known as Goldwasser v. Shoen, C.V.N.-94-00810-ECR (D.Nev), Washoe County, Nevada. In addition, in September and October 2007, the Defendants filed Motions for Judgment on the Pleadings or in the Alternative Summary Judgment, based on the fact that the stockholders of the Company had ratified the underlying transactions at the 2007 annual meeting of stockholders of AMERCO. In December 2007, the Court denied this motion. This ruling does not preclude a renewed motion for summary judgment after discovery and further proceedings on these issues. On April 7, 2008, the litigation was dismissed, on the basis of the Goldwasser Motion. On May 8, 2008, the Plaintiffs filed a notice of appeal of such dismissal to the Nevada Supreme Court. On May 20, 2008, AMERCO filed a cross appeal relating to the denial of its Motion to Dismiss in regard to demand futility. The appeals are currently pending and the issues were fully briefed by October 19, 2009. Although no oral argument date has been set, the Nevada Supreme Court will hear the case En Banc.

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

Based upon the information currently available to Real Estate, compliance with the environmental laws and its share of the costs of investigation and cleanup of known hazardous waste sites are not expected to result in a material adverse effect on AMERCO’s financial position or results of operations. Real Estate expects to spend approximately $2.6 million in total through 2011 to remediate these properties.

Other

The Company is named as a defendant in various other litigation and claims arising out of the normal course of business. In management’s opinion, none of these other matters will have a material effect on the Company’s financial position or results of operations.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 20:  Related Party Transactions

As set forth in the Audit Committee Charter and consistent with NASDAQ rules and regulations, the Audit Committee reviews and maintains oversight over related-party transactions which are required to be disclosed under the SEC rules and regulations. Accordingly, all such related-party transactions are submitted to the Audit Committee for ongoing review and oversight. The Company’s internal processes ensure that the Company’s legal and/or finance departments identify and monitor potential related party transactions which may require disclosure and Audit Committee oversight.

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

Management believes that the sales of self-storage properties to SAC Holdings has provided a unique structure for the Company to earn moving equipment rental revenues and property management fee revenues from the SAC Holdings self-storage properties that the Company manages.

During fiscal 2010, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. The Company does not have an equity ownership interest in SAC Holdings. The Company recorded interest income of $18.9 million, $18.4 million and $18.6 million, and received cash interest payments of $13.9 million, $14.1 million and $19.2 million, from SAC Holdings during fiscal 2010, 2009 and 2008, respectively. The largest aggregate amount of notes receivable outstanding during fiscal 2010 was $197.6 million and the aggregate notes receivable balance at March 31, 2010 was $196.9 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturities of these notes are between 2019 and 2024.

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

During fiscal 2010, AMERCO and U-Haul held various junior notes with Private Mini Storage Realty, L.P. (“Private Mini”). The equity interests of Private Mini are ultimately controlled by Blackwater. The Company recorded interest income of $5.3 million, $5.3 million and $5.1 million, and received cash interest payments of $5.3 million, $5.3 million and $5.1 million, from Private Mini during fiscal 2010, 2009 and 2008, respectively. The balance of notes receivable from Private Mini at March 31, 2010 was $67.3 million. The largest aggregate amount outstanding during fiscal 2010 was $68.2 million.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $22.6 million, $24.3 million and $23.7 million from the above mentioned entities during fiscal 2010, 2009 and 2008, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen.  James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $2.5 million, $2.4 million and $2.1 million for fiscal 2010, 2009 and 2008, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At March 31, 2010, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based upon equipment rental revenue. The Company paid the above mentioned entities $34.7 million, $34.7 million and $36.0 million in commissions pursuant to such dealership contracts during fiscal 2010, 2009 and 2008, respectively.

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding dealer agreements, provided revenues of $42.7 million, expenses of $2.5 million and cash flows of $37.4 million during fiscal 2010. Revenues and commission expenses related to the Dealer Agreements were $165.1 million and $34.7 million, respectively for fiscal 2010.

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

From January 1, 2009 through December 31, 2009, our insurance subsidiaries purchased 107,200 shares of Series A Preferred on the open market for $2.2 million. Between January 1, 2010 and March 31, 2010 they acquired an additional 58,800 shares for $1.4 million. Our insurance subsidiaries may make additional investments in shares of the Series A Preferred in the future.

Related Party Assets

	March 31,
	2010	2009
	(In thousands)
U-Haul notes, receivables and interest from Private Mini	$69,867	$70,584
U-Haul notes receivable from SAC Holdings	196,903	197,552
U-Haul interest receivable from SAC Holdings	13,775	8,815
U-Haul receivable from SAC Holdings	15,780	20,517
U-Haul receivable from Mercury	6,138	6,264
Other (a)	(337)	(198)
	$302,126	$303,534

(a) Timing differences for intercompany balances with insurance subsidiaries.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 21: Statutory Financial Information of Insurance Subsidiaries

Applicable laws and regulations of the State of Arizona require Property and Casualty Insurance and Life Insurance to maintain minimum capital and surplus determined in accordance with statutory accounting principles. Audited statutory net income (loss) and statutory capital and surplus for the years ended are listed below:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
RepWest:
Audited statutory net income	$6,016	$6,724	$11,000
Audited statutory capital and surplus	118,447	103,842	110,197
NAFCIC:
Audited statutory net income (loss)	(6)	13	(95)
Audited statutory capital and surplus	3,019	3,025	3,013
ARCOA*:
Audited statutory net income (loss)	96	(29)	-
Audited statutory capital and surplus	3,566	3,471	-
Oxford:
Audited statutory net income	3,277	9,789	13,038
Audited statutory capital and surplus	133,867	129,702	124,015
CFLIC:
Audited statutory net income	6,439	4,712	4,066
Audited statutory capital and surplus	39,784	34,357	25,075
NAI:
Audited statutory net income	847	1,663	6,374
Audited statutory capital and surplus	9,301	10,340	15,824
DGLIC:
Audited statutory net income	347	299	337
Audited statutory capital and surplus	5,115	4,528	4,199

* Commenced business in June 2008.

The amount of dividends that can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. The statutory surplus for RepWest at December 31, 2009 that could be distributed as ordinary dividends was $6.6 million. RepWest paid a $4.6 million cash dividend to AMERCO in November 2009. The statutory surplus for Oxford at December 31, 2009 that could be distributed as ordinary dividends was $13.1 million. Oxford paid a $3.2 million cash dividend to AMERCO in December 2009.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 22:  Financial Information by Geographic Area

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2010
Total revenues	$1,886,990	$115,015	$2,002,005
Depreciation and amortization, net of (gains) losses on disposal	229,136	6,062	235,198
Interest expense	92,756	591	93,347
Pretax earnings	89,350	10,840	100,190
Income tax expense (benefit)	34,646	(79)	34,567
Identifiable assets	3,646,684	115,770	3,762,454

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2009
Total revenues	$1,881,635	$110,631	$1,992,266
Depreciation and amortization, net of (gains) losses on disposal	269,658	7,949	277,607
Interest expense	97,863	607	98,470
Pretax earnings	18,254	4,324	22,578
Income tax expense	8,174	994	9,168
Identifiable assets	3,733,302	91,771	3,825,073

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2008
Total revenues	$1,938,505	$110,669	$2,049,174
Depreciation and amortization, net of (gains) losses on disposal	225,774	9,289	235,063
Interest expense	100,685	735	101,420
Pretax earnings	100,151	2,151	102,302
Income tax expense	32,855	1,663	34,518
Identifiable assets	3,720,991	111,496	3,832,487

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

The consolidated balance sheets as of March 31, 2010 and 2009 include the accounts of AMERCO and its wholly-owned subsidiaries. The March 31, 2010 and 2009 statements of operations and cash flows include AMERCO and its wholly-owned subsidiaries. The March 31, 2008 statements of operations and cash flows include AMERCO and its wholly-owned subsidiaries for the entire year, and reflect SAC Holding II for the seven months ended October 31, 2007.

AMERCO’s three current reportable segments are (and one former reportable segment was):

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 23A: Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of March 31, 2010 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$100,460	$107,241	$4	$-		$207,705	$22,126	$14,287	$-		$244,118
Reinsurance recoverables and trade receivables, net	-	17,797	-	-		17,797	168,119	12,367	-		198,283
Notes and mortgage receivables, net	-	379	1,082	-		1,461	-	-	-		1,461
Inventories, net	-	52,837	-	-		52,837	-	-	-		52,837
Prepaid expenses	-	53,305	74	-		53,379	-	-	-		53,379
Investments, fixed maturities and marketable equities	18,247	-	-	-		18,247	98,623	435,015	(2,567)	(d)	549,318
Investments, other	-	2,626	12,990	-		15,616	106,334	105,536	-		227,486
Deferred policy acquisition costs, net	-	-	-	-		-	-	39,194	-		39,194
Other assets	37,800	79,228	27,407	-		144,435	912	517	-		145,864
Related party assets	1,176,096	247,074	8	(1,118,983)	(c)	304,195	2,446	-	(4,515)	(c)	302,126
	1,332,603	560,487	41,565	(1,118,983)		815,672	398,560	606,916	(7,082)		1,814,066

Investment in subsidiaries	(279,582)	-	-	604,478	(b)	324,896	-	-	(324,896)	(b)	-

Property, plant and equipment, at cost:
Land	-	44,525	180,379	-		224,904	-	-	-		224,904
Buildings and improvements	-	157,073	813,864	-		970,937	-	-	-		970,937
Furniture and equipment	248	304,926	18,160	-		323,334	-	-	-		323,334
Rental trailers and other rental equipment	-	244,131	-	-		244,131	-	-	-		244,131
Rental trucks	-	1,529,817	-	-		1,529,817	-	-	-		1,529,817
	248	2,280,472	1,012,403	-		3,293,123	-	-	-		3,293,123
Less: Accumulated depreciation	(216)	(1,012,575)	(331,944)	-		(1,344,735)	-	-	-		(1,344,735)
Total property, plant and equipment	32	1,267,897	680,459	-		1,948,388	-	-	-		1,948,388
Total assets	$1,053,053	$1,828,384	$722,024	$(514,505)		$3,088,956	$398,560	$606,916	$(331,978)		$3,762,454

(a) Balances as of December 31, 2009
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables
(d) Eliminate intercompany preferred stock investment

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating balance sheets by industry segment as of March 31, 2010 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated
	(In thousands)

Liabilities:
Accounts payable and accrued expenses	$12,496	$275,150	$4,212	$-		$291,858	$-	$4,199	$-			$296,057
Notes, loans and leases payable	-	508,930	838,705	-		1,347,635	-	-	-			1,347,635
Policy benefits and losses, claims and loss expenses payable	-	385,520	-	-		385,520	272,438	158,951	-			816,909
Liabilities from investment contracts	-	-	-	-		-	-	268,810	-			268,810
Other policyholders' funds and liabilities	-	-	-	-		-	5,609	2,546	-			8,155
Deferred income	-	25,207	-	-		25,207	-	-	-			25,207
Deferred income taxes	220,659	-	-	-		220,659	(32,819)	(936)	(134)	(d)		186,770
Related party liabilities	-	1,081,278	40,438	(1,118,983)	(c)	2,733	1,655	127	(4,515)	(c)		-
Total liabilities	233,155	2,276,085	883,355	(1,118,983)		2,273,612	246,883	433,697	(4,649)			2,949,543
Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-		-	-	-	-			-
Series B preferred stock	-	-	-	-		-	-	-	-			-
Series A common stock	-	-	-	-		-	-	-	-			-
Common stock	10,497	540	1	(541)	(b)	10,497	3,301	2,500	(5,801)	(b)		10,497
Additional paid-in capital	422,384	121,230	147,941	(269,171)	(b)	422,384	89,620	26,271	(118,464)	(b,d	)	419,811
Accumulated other comprehensive loss	(55,959)	(62,138)	-	62,138	(b)	(55,959)	242	5,625	(6,115)	(b,d	)	(56,207)
Retained earnings (deficit)	968,629	(502,779)	(309,273)	812,052	(b)	968,629	58,514	138,823	(196,949)	(b,d	)	969,017
Cost of common shares in treasury, net	(525,653)	-	-	-		(525,653)	-	-	-			(525,653)
Unearned employee stock ownership plan shares	-	(4,554)	-	-		(4,554)	-	-	-			(4,554)
Total stockholders' equity (deficit)	819,898	(447,701)	(161,331)	604,478		815,344	151,677	173,219	(327,329)			812,911
Total liabilities and stockholders' equity	$1,053,053	$1,828,384	$722,024	$(514,505)		$3,088,956	$398,560	$606,916	$(331,978)			$3,762,454

(a) Balances as of December 31, 2009
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables
(d) Eliminate intercompany preferred stock investment

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating balance sheets by industry segment as of March 31, 2009 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$38	$213,040	$-	$-		$213,078	$19,197	$8,312	$-		$240,587
Reinsurance recoverables and trade receivables, net	-	18,264	31	-		18,295	184,912	10,646	-		213,853
Notes and mortgage receivables, net	-	1,892	1,039	-		2,931	-	-	-		2,931
Inventories, net	-	70,749	-	-		70,749	-	-	-		70,749
Prepaid expenses	827	52,837	69	-		53,733	-	-	-		53,733
Investments, fixed maturities and marketable equities	-	-	-	-		-	89,892	429,739	-		519,631
Investments, other	-	874	13,697	-		14,571	113,724	98,727	-		227,022
Deferred policy acquisition costs, net	-	-	-	-		-	-	44,993	-		44,993
Other assets	311	103,771	28,809	-		132,891	849	372	-		134,112
Related party assets	1,206,555	247,809	46,326	(1,195,060)	(c)	305,630	3,178	-	(5,274)	(c)	303,534
	1,207,731	709,236	89,971	(1,195,060)		811,878	411,752	592,789	(5,274)		1,811,145

Investment in subsidiaries	(321,215)	-	-	625,863	(b)	304,648	-	-	(304,648)	(b)	-

Property, plant and equipment, at cost:
Land	-	39,599	173,145	-		212,744	-	-	-		212,744
Buildings and improvements	-	126,957	793,337	-		920,294	-	-	-		920,294
Furniture and equipment	301	314,849	18,164	-		333,314	-	-	-		333,314
Rental trailers and other rental equipment	-	214,988	-	-		214,988	-	-	-		214,988
Rental trucks	-	1,666,151	-	-		1,666,151	-	-	-		1,666,151
	301	2,362,544	984,646	-		3,347,491	-	-	-		3,347,491
Less: Accumulated depreciation	(256)	(1,013,377)	(319,930)	-		(1,333,563)	-	-	-		(1,333,563)
Total property, plant and equipment	45	1,349,167	664,716	-		2,013,928	-	-	-		2,013,928
Total assets	$886,561	$2,058,403	$754,687	$(569,197)		$3,130,454	$411,752	$592,789	$(309,922)		$3,825,073

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

(a) Balances as of December 31, 2008
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating statements of operations by industry segment for period ending March 31, 2010 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$1,421,331	$-	$-		$1,421,331	$-	$-	(1,605)	(c)		$1,419,726
Self-storage revenues	-	109,047	1,322	-		110,369	-	-	-			110,369
Self-moving & self-storage products & service sales	-	198,785	-	-		198,785	-	-	-			198,785
Property management fees	-	21,632	-	-		21,632	-	-	-			21,632
Life insurance premiums	-	-	-	-		-	-	134,345	-			134,345
Property and casualty insurance premiums	-	-	-	-		-	27,625	-	-			27,625
Net investment and interest income	4,390	21,665	-	-		26,055	6,765	18,463	(1,294)	(b,e	)	49,989
Other revenue	-	43,836	74,481	(80,167)	(b)	38,150	-	2,917	(1,533)	(b)		39,534
Total revenues	4,390	1,816,296	75,803	(80,167)		1,816,322	34,390	155,725	(4,432)			2,002,005

Costs and expenses:
Operating expenses	8,120	1,050,844	8,064	(80,167)	(b)	986,861	13,552	24,752	(3,104)	(b,c	)	1,022,061
Commission expenses	-	169,104	-	-		169,104	-	-	-			169,104
Cost of sales	-	104,049	-	-		104,049	-	-	-			104,049
Benefits and losses	-	-	-	-		-	14,559	106,546	-			121,105
Amortization of deferred policy acquisition costs	-	-	-	-		-	-	7,569	-			7,569
Lease expense	85	158,079	8	-		158,172	-	-	(1,221)	(b)		156,951
Depreciation, net of (gains) losses on disposals	17	214,625	12,987	-		227,629	-	-	-			227,629
Total costs and expenses	8,222	1,696,701	21,059	(80,167)		1,645,815	28,111	138,867	(4,325)			1,808,468

Equity in earnings of subsidiaries	7,208	-	-	7,614	(d)	14,822	-	-	(14,822)	(d)		-

Earnings from operations	3,376	119,595	54,744	7,614		185,329	6,279	16,858	(14,929)			193,537
Interest income (expense)	96,274	(155,519)	(34,102)	-		(93,347)	-	-	-			(93,347)
Pretax earnings (loss)	99,650	(35,924)	20,642	7,614		91,982	6,279	16,858	(14,929)			100,190
Income tax benefit (expense)	(33,920)	16,368	(8,700)	-		(26,252)	(1,796)	(6,519)	-			(34,567)
Net earnings (loss)	65,730	(19,556)	11,942	7,614		65,730	4,483	10,339	(14,929)			65,623
Excess carrying amount of preferred stock over consideration paid	-	-	-	-		-	-	-	388			388
Less: Preferred stock dividends	(12,963)	-	-	-		(12,963)	-	-	107	(e)		(12,856)
Earnings (loss) available to common shareholders	$52,767	$(19,556)	$11,942	$7,614		$52,767	$4,483	$10,339	$(14,434)			$53,155
(a) Balances for the year ended December 31, 2009
(b) Eliminate intercompany lease income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries
(e) Elimination of preferred stock dividend paid to affiliate

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating statements of operations by industry segment for period ending March 31, 2009 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$1,423,330	$-	$-		$1,423,330	$-	$-	(308)	(c)		$1,423,022
Self-storage revenues	-	108,859	1,689	-		110,548	-	-	-			110,548
Self-moving & self-storage products & service sales	-	199,394	-	-		199,394	-	-	-			199,394
Property management fees	-	23,192	-	-		23,192	-	-	-			23,192
Life insurance premiums	-	-	-	-		-	-	109,572	-			109,572
Property and casualty insurance premiums	-	-	-	-		-	28,337	-	-			28,337
Net investment and interest income	4,389	25,441	35	-		29,865	9,082	20,402	(1,328)	(b,d	)	58,021
Other revenue	-	42,379	70,949	(76,608)	(b)	36,720	-	5,082	(1,622)	(b)		40,180
Total revenues	4,389	1,822,595	72,673	(76,608)		1,823,049	37,419	135,056	(3,258)			1,992,266

Costs and expenses:
Operating expenses	8,873	1,080,255	10,166	(76,608)	(b)	1,022,686	15,863	21,348	(2,017)	(b,c,d	)	1,057,880
Commission expenses	-	171,303	-	-		171,303	-	-	-			171,303
Cost of sales	-	114,387	-	-		114,387	-	-	-			114,387
Benefits and losses	-	-	-	-		-	14,029	83,588	-			97,617
Amortization of deferred policy acquisition costs	-	-	-	-		-	22	12,372	-			12,394
Lease expense	91	153,534	7	-		153,632	-	-	(1,208)	(b)		152,424
Depreciation, net of (gains) losses on disposals	18	254,960	10,235	-		265,213	-	-	-			265,213
Total costs and expenses	8,982	1,774,439	20,408	(76,608)		1,727,221	29,914	117,308	(3,225)			1,871,218

Equity in earnings of subsidiaries	(41,557)	-	-	57,809	(e)	16,252	-	-	(16,252)	(e)		-

Earnings (loss) from operations	(46,150)	48,156	52,265	57,809		112,080	7,505	17,748	(16,285)			121,048
Interest income (expense)	92,854	(151,163)	(40,194)	-		(98,503)	-	-	33	(d)		(98,470)
Pretax earnings (loss)	46,704	(103,007)	12,071	57,809		13,577	7,505	17,748	(16,252)			22,578
Income tax benefit (expense)	(33,294)	38,827	(5,700)	-		(167)	(2,494)	(6,507)	-			(9,168)
Net earnings (loss)	13,410	(64,180)	6,371	57,809		13,410	5,011	11,241	(16,252)			13,410
Less: Preferred stock dividends	(12,963)	-	-	-		(12,963)	-	-	-			(12,963)
Earnings (loss) available to common shareholders	$447	$(64,180)	$6,371	$57,809		$447	$5,011	$11,241	$(16,252)			$447
(a) Balances for the year ended December 31, 2008
(b) Eliminate intercompany lease income
(c) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating statements of operations by industry segment for period ending March 31, 2008 are as follows:

	Moving & Storage					AMERCO Legal Group						AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated	SAC Holding II (g)	Eliminations		Total Consolidated
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$1,451,292	$-	$-		$1,451,292	$-	$-	$-			$1,451,292	$5,846	$(5,846)	(b)	$1,451,292
Self-storage revenues	-	108,965	1,814	-		110,779	-	-	-			110,779	11,469	-		122,248
Self-moving & self-storage products & service sales	-	207,759	-	-		207,759	-	-	-			207,759	10,039	-		217,798
Property management fees	-	24,520	-	-		24,520	-	-	-			24,520	-	(1,700)	(f)	22,820
Life insurance premiums	-	-	-	-		-	-	111,996	-			111,996	-	-		111,996
Property and casualty insurance premiums	-	-	-	-		-	28,388	-	-			28,388	-	-		28,388
Net investment and interest income	4,498	30,250	158	-		34,906	12,090	20,935	(1,771)	(b,c	)	66,160	-	(4,050)	(c)	62,110
Other revenue	-	33,645	70,163	(74,834)	(b)	28,974	-	4,517	(1,303)	(b)		32,188	748	(414)	(b)	32,522
Total revenues	4,498	1,856,431	72,135	(74,834)		1,858,230	40,478	137,448	(3,074)			2,033,082	28,102	(12,010)		2,049,174

Costs and expenses:
Operating expenses	10,071	1,094,806	9,862	(74,834)	(b)	1,039,905	15,692	23,847	(1,711)	(b,c	)	1,077,733	13,510	(1,700)	(f)	1,089,543
Commission expenses	-	173,791	-	-		173,791	-	-	-			173,791	-	(5,846)	(b)	167,945
Cost of sales	-	115,018	-	-		115,018	-	-	-			115,018	5,192	-		120,210
Benefits and losses	-	-	-	-		-	15,352	83,408	-			98,760	-	-		98,760
Amortization of deferred policy acquisition costs	-	-	-	-		-	190	12,991	-			13,181	-	-		13,181
Lease expense	94	135,401	50	-		135,545	-	-	(1,200)	(b)		134,345	-	(414)	(b)	133,931
Depreciation, net of (gains) losses on disposals	515	220,696	(476)	-		220,735	-	-	-			220,735	1,474	(327)	(d)	221,882
Total costs and expenses	10,680	1,739,712	9,436	(74,834)		1,684,994	31,234	120,246	(2,911)			1,833,563	20,176	(8,287)		1,845,452

Equity in earnings of subsidiaries	15,426	-	-	4,086	(e)	19,512	-	-	(19,512)	(e)		-	-	-		-
Equity in earnings of SAC Holding II	222	-	-	-		222	-	-	-			222	-	(222)	(e)	-
Total - equity in earnings of subsidiaries and SAC Holding II	15,648	-	-	4,086		19,734	-	-	(19,512)			222	-	(222)		-

Earnings from operations	9,466	116,719	62,699	4,086		192,970	9,244	17,202	(19,675)			199,741	7,926	(3,945)		203,722
Interest income (expense)	88,613	(136,041)	(50,668)	-		(98,096)	-	-	163	(c)		(97,933)	(7,537)	4,050	(c)	(101,420)
Pretax earnings (loss)	98,079	(19,322)	12,031	4,086		94,874	9,244	17,202	(19,512)			101,808	389	105		102,302
Income tax benefit (expense)	(30,498)	9,166	(5,961)	-		(27,293)	(3,335)	(3,599)	-			(34,227)	(167)	(124)	(d)	(34,518)
Net earnings (loss)	67,581	(10,156)	6,070	4,086		67,581	5,909	13,603	(19,512)			67,581	222	(19)		67,784
Less: Preferred stock dividends	(12,963)	-	-	-		(12,963)	-	-	-			(12,963)	-	-		(12,963)
Earnings (loss) available to common shareholders	$54,618	$(10,156)	$6,070	$4,086		$54,618	$5,909	$13,603	$(19,512)			$54,618	$222	$(19)		$54,821
(a) Balances for the year ended December 31, 2007
(b) Eliminate intercompany lease income and commission income
(c) Eliminate intercompany interest on debt
(d) Eliminate gain on sale of surplus property from U-Haul to SAC Holding II
(e) Eliminate equity in earnings of subsidiaries and equity in earnings of SAC Holding II
(f) Eliminate management fees charged to SAC Holding II and other intercompany operating expenses
(g) Activity for the seven months ended October 2007, prior to deconsolidation

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating cash flow statements by industry segment for the year ended March 31, 2010, are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$65,730	$(19,556)	$11,942	$7,614	$65,730	$4,483	$10,339	$(14,929)	$65,623
Earnings from consolidated entities	(7,208)	-	-	(7,614)	(14,822)	-	-	14,822	-
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	17	216,685	12,887	-	229,589	-	-	-	229,589
Amortization of deferred policy acquisition costs	-	-	-	-	-	-	7,569	-	7,569
Change in allowance for losses on trade receivables	-	(158)	-	-	(158)	-	(5)	-	(163)
Change in allowance for losses on mortgage notes	-	(6)	-	-	(6)	-	-	-	(6)
Change in allowance for inventory reserves	-	1,153	-	-	1,153	-	-	-	1,153
Net (gain) loss on sale of real and personal property	-	(2,060)	100	-	(1,960)	-	-	-	(1,960)
Net (gain) loss on sale of investments	-	-	-	-	-	710	(378)	-	332
Deferred income taxes	7,828	-	-	-	7,828	1,876	5,793	-	15,497
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	625	31	-	656	16,793	(1,734)	-	15,715
Inventories	-	16,759	-	-	16,759	-	-	-	16,759
Prepaid expenses	1,129	(304)	(3)	-	822	-	-	-	822
Capitalization of deferred policy acquisition costs	-	-	-	-	-	-	(13,934)	-	(13,934)
Other assets	5,187	26,557	1,616	-	33,360	(65)	(145)	-	33,150
Related party assets	665	899	34	-	1,598	771	-	-	2,369
Accounts payable and accrued expenses	11,604	(7,188)	(3,305)	-	1,111	-	(4,207)	-	(3,096)
Policy benefits and losses, claims and loss expenses payable	-	24,228	-	-	24,228	(16,011)	26,372	-	34,589
Other policyholders' funds and liabilities	-	-	-	-	-	(4,167)	362	-	(3,805)
Deferred income	-	396	-	-	396	-	-	-	396
Related party liabilities	-	(62)	-	-	(62)	(742)	77	-	(727)
Net cash provided (used) by operating activities	84,952	257,968	23,302	-	366,222	3,648	30,109	(107)	399,872

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(3)	(233,136)	(26,352)	-	(259,491)	-	-	-	(259,491)
Short term investments	-	-	-	-	-	(130,977)	(191,689)	-	(322,666)
Fixed maturities investments	-	-	-	-	-	(37,071)	(112,675)	-	(149,746)
Equity securities	(17,745)	-	-	-	(17,745)	(70)	-	-	(17,815)
Preferred stock	-	-	-	-	-	(2,185)	-	-	(2,185)
Real estate	-	(1,752)	-	-	(1,752)	-	(558)	-	(2,310)
Mortgage loans	-	-	(43)	-	(43)	(1,364)	(137)	-	(1,544)
Proceeds from sales of:
Property, plant and equipment	-	141,788	1,081	-	142,869	-	-	-	142,869
Short term investments	-	-	-	-	-	139,593	179,665	-	319,258
Fixed maturities investments	-	-	-	-	-	31,719	131,935	-	163,654
Equity securities	-	-	-	-	-	-	-	-	-
Preferred stock	-	-	-	-	-	4,061	1,016	-	5,077
Real estate	-	-	707	-	707	64	-	-	771
Mortgage loans	-	-	-	-	-	75	6,032	-	6,107
Payments from notes and mortgage receivables	-	1,519	-	-	1,519	-	-	-	1,519
Net cash provided (used) by investing activities	(17,748)	(91,581)	(24,607)	-	(133,936)	3,845	13,589	-	(116,502)
	(page 1 of 2)
(a) Balance for the period ended December 31, 2009

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2010, are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated

Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	-	42,794	29,359	-	72,153	-	-	-		72,153
Principal repayments on credit facilities	-	(187,410)	(114,556)	-	(301,966)	-	-	-		(301,966)
Debt issuance costs	-	(2,129)	(216)	-	(2,345)	-	-	-		(2,345)
Capital lease payments	-	(4,057)	-	-	(4,057)	-	-	-		(4,057)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	1,111	-	-	1,111	-	-	-		1,111
Proceeds from (repayment of) intercompany loans	38,417	(125,139)	86,722	-	-	-	-	-		-
Preferred stock dividends paid	(12,963)	-	-	-	(12,963)	-	-	107	(b)	(12,856)
Dividend from related party	7,764	-	-	-	7,764	(4,564)	(3,200)	-		-
Investment contract deposits	-	-	-	-	-	-	12,712	-		12,712
Investment contract withdrawals	-	-	-	-	-	-	(47,235)	-		(47,235)
Net cash provided (used) by financing activities	33,218	(274,830)	1,309	-	(240,303)	(4,564)	(37,723)	107		(282,483)

Effects of exchange rate on cash	-	2,644	-	-	2,644	-	-	-		2,644

Increase (decrease) in cash and cash equivalents	100,422	(105,799)	4	-	(5,373)	2,929	5,975	-		3,531
Cash and cash equivalents at beginning of period	38	213,040	-	-	213,078	19,197	8,312	-		240,587
Cash and cash equivalents at end of period	$100,460	$107,241	$4	$-	$207,705	$22,126	$14,287	$-		$244,118
	(page 2 of 2)
(a) Balance for the period ended December 31, 2009
(b) Elimination of preferred stock dividend paid to affiliate

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating cash flow statements by industry segment for the year ended March 31, 2009, are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$13,410	$(64,180)	$6,371	$57,809	$13,410	$5,011	$11,241	$(16,252)	$13,410
Earnings from consolidated entities	41,557	-	-	(57,809)	(16,252)	-	-	16,252	-
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	18	235,916	12,635	-	248,569	-	-	-	248,569
Amortization of deferred policy acquisition costs	-	-	-	-	-	22	12,372	-	12,394
Change in allowance for losses on trade receivables	-	(118)	-	-	(118)	-	101	-	(17)
Change in allowance for losses on mortgage notes	-	(309)	-	-	(309)	-	-	-	(309)
Change in allowance for inventory reserves	-	792	-	-	792	-	-	-	792
Net (gain) loss on sale of real and personal property	-	19,044	(2,400)	-	16,644	-	-	-	16,644
Net (gain) loss on sale of investments	-	-	-	-	-	110	(46)	-	64
Deferred income taxes	4,353	-	-	-	4,353	1,992	1,596	-	7,941
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	2,383	4	-	2,387	(12,958)	(498)	-	(11,069)
Inventories	-	(6,192)	-	-	(6,192)	-	-	-	(6,192)
Prepaid expenses	3,681	(1,417)	164	-	2,428	-	-	-	2,428
Capitalization of deferred policy acquisition costs	-	-	-	-	-	8	(10,914)	-	(10,906)
Other assets	(302)	(6,182)	1,739	-	(4,745)	312	170	-	(4,263)
Related party assets	3,857	(3,071)	(23)	-	763	3,814	-	-	4,577
Accounts payable and accrued expenses	2,521	(4,256)	416	-	(1,319)	-	(502)	-	(1,821)
Policy benefits and losses, claims and loss expenses payable	-	417	-	-	417	(2,869)	(5,168)	-	(7,620)
Other policyholders' funds and liabilities	-	-	-	-	-	2,922	(1,429)	-	1,493
Deferred income	-	13,037	-	-	13,037	-	-	-	13,037
Related party liabilities	-	(1,390)	-	-	(1,390)	385	(3,187)	-	(4,192)
Net cash provided (used) by operating activities	69,095	184,474	18,906	-	272,475	(1,251)	3,736	-	274,960

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(1)	(342,180)	(54,509)	-	(396,690)	-	-	-	(396,690)
Short term investments	-	-	-	-	-	(116,778)	(204,144)	-	(320,922)
Fixed maturities investments	-	-	-	-	-	(15,321)	(128,344)	-	(143,665)
Equity securities	-	-	-	-	-	-	(1)	-	(1)
Preferred stock	-	-	-	-	-	-	(2,000)	-	(2,000)
Real estate	-	(36)	(182)	-	(218)	(396)	-	-	(614)
Mortgage loans	-	(1,278)	(109)	-	(1,387)	(12,187)	(12,512)	-	(26,086)
Proceeds from sales of:
Property, plant and equipment	-	124,892	3,296	-	128,188	-	-	-	128,188
Short term investments	-	-	-	-	-	96,420	202,562	-	298,982
Fixed maturities investments	-	-	-	-	-	63,871	170,446	-	234,317
Equity securities	-	-	-	-	-	-	28	-	28
Preferred stock	-	-	-	-	-	-	-	-	-
Real estate	-	-	-	-	-	-	-	-	-
Mortgage loans	-	-	-	-	-	1	5,883	-	5,884
Payments from notes and mortgage receivables	-	853	-	-	853	-	-	-	853
Net cash provided (used) by investing activities	(1)	(217,749)	(51,504)	-	(269,254)	15,610	31,918	-	(221,726)
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
	(page 2 of 2)
(a) Balance for the period ended December 31, 2008

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating cash flow statements by industry segment for the year ended March 31, 2008 are as follows:

	Moving & Storage				AMERCO Legal Group				AMERCO as Consolidated
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated	SAC Holding II (b)	Elimination	Total Consolidated
	(In thousands)
Cash flows from operating activities:
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
(a) Balance for the period ended December 31, 2007
(b) Activity for the seven months ending October 31, 2007, prior to deconsolidation

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2008 are as follows:

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
(a) Balance for the period ended December 31, 2007
(b) Activity for the seven months ending October 31, 2007, prior to deconsolidation

 AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

N
s
Note 24:   Subsequent Events

Preferred Stock Dividends

On May 3, 2010, the Board declared a regular quarterly cash dividend of $0.53125 per share on the Company’s Series A Preferred. The dividend was paid June 1, 2010 to holders of record on May 17, 2010.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF AMERCO

BALANCE SHEETS

	March 31,
	2010	2009
	(In thousands)
ASSETS
Cash and cash equivalents	$100,460	$38
Investment in subsidiaries	(279,582)	(321,215)
Related party assets	1,176,096	1,206,555
Other assets	56,079	1,183
Total assets	$1,053,053	$886,561

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Other liabilities	$233,155	$163,267
	233,155	163,267
Stockholders' equity:
Preferred stock	-	-
Common stock	10,497	10,497
Additional paid-in capital	422,384	420,588
Accumulated other comprehensive loss	(55,959)	(98,000)
Retained earnings:
Beginning of period	915,862	915,415
Net earnings	65,730	13,410
Dividends	(12,963)	(12,963)
	1,345,551	1,248,947

Less: Cost of common shares in treasury	(525,653)	(525,653)
Total stockholders' equity	819,898	723,294
Total liabilities and stockholders' equity	$1,053,053	$886,561

 The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2010	2009	2008
	(In thousands, except share and per share data)
Revenues:
Net interest income from subsidiaries	$4,390	$4,389	$4,498
Expenses:
Operating expenses	8,120	8,873	10,071
Other expenses	102	109	609
Total expenses	8,222	8,982	10,680
Equity in earnings of subsidiaries and SAC Holding II (a)	7,208	(41,557)	15,648
Interest income	96,274	92,854	88,613
Pretax earnings	99,650	46,704	98,079
Income tax expense	(33,920)	(33,294)	(30,498)
Net earnings	65,730	13,410	67,581
Less: Preferred stock dividends	(12,963)	(12,963)	(12,963)
Earnings available to common shareholders	$52,767	$447	$54,618
Basic and diluted earnings per common share	$2.72	$0.02	$2.77
Weighted average common shares outstanding: Basic and diluted	19,386,791	19,350,041	19,740,571

(a) Fiscal 2008 includes SAC Holding II

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF CASH FLOW

	Years Ended March 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net earnings	$65,730	$13,410	$67,581
Change in investments in subsidiaries and SAC Holding II (a)	(7,208)	41,557	(15,648)
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	17	18	515
Deferred income taxes	7,828	4,353	4,372
Net change in other operating assets and liabilities:
Prepaid expenses	1,129	3,681	6,665
Other assets	5,187	(302)	4
Related party assets	665	3,857	6,007
Accounts payable and accrued expenses	11,604	2,521	7,571
Related party liabilities	-	-	-
Net cash provided by operating activities	84,952	69,095	77,067

Cash flows from investment activities:
Purchase of property, plant and equipment	(3)	(1)	(1,841)
Purchase of equity securities	(17,745)	-	-
Net cash used by investing activities	(17,748)	(1)	(1,841)

Cash flows from financing activities:
Treasury stock repurchases	-	(976)	(57,478)
Repayments of intercompany loans	38,417	(57,157)	(4,764)
Preferred stock dividends paid	(12,963)	(12,963)	(12,963)
Dividend from related party	7,764	2,010	-
Net cash used by financing activities	33,218	(69,086)	(75,205)

Increase in cash and cash equivalents	100,422	8	21
Cash and cash equivalents at beginning of period	38	30	9
Cash and cash equivalents at end of period	$100,460	$38	$30

(a) Fiscal 2008 includes SAC Holding II

Income taxes paid net of income taxes refunds received amounted to $6.8 million, $2.0 million and $10.1 million for fiscal 2010, 2009 and 2008, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

NOTES TO CONDENSED FINANCIAL INFORMATION

MARCH 31, 2010, 2009, AND 2008

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

2.  Guarantees

AMERCO has guaranteed performance of certain long-term leases and other obligations. See Note 18, Contingent Liabilities and Commitments and Note 20, Related Party Transactions of the Notes to Consolidated Financial Statements.

SCHEDULE II

AMERCO AND CONSOLIDATED SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended March 31, 2010, 2009 and 2008

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at Year End

Year ended March 31, 2010	(In thousands)
Allowance for doubtful accounts
(deducted from trade receivable)	$1,471	$1,387	$-	$(1,550)	$1,308
Allowance for doubtful accounts
(deducted from notes and mortgage receivable)	$6	$-	$-	$(6)	$-
Allowance for obsolescence
(deducted from inventory)	$941	$1,659	$-	$-	$2,600
Allowance for probable losses
(deducted from mortgage loans)	$621	$-	$-	$(251)	$370

Year ended March 31, 2009
Allowance for doubtful accounts
(deducted from trade receivable)	$1,488	$1,621	$-	$(1,638)	$1,471
Allowance for doubtful accounts
(deducted from notes and mortgage receivable)	$315	$-	$-	$(309)	$6
Allowance for obsolescence
(deducted from inventory)	$1,542	$-	$-	$(601)	$941
Allowance for probable losses
(deducted from mortgage loans)	$675	$-	$-	$(54)	$621

Year ended March 31, 2008
Allowance for doubtful accounts
(deducted from trade receivable)	$1,412	$2,300	$-	$(2,224)	$1,488
Allowance for doubtful accounts
(deducted from notes and mortgage receivable)	$354	$-	$-	$(39)	$315
Allowance for obsolescence
(deducted from inventory)	$1,500	$42	$-	$-	$1,542
Allowance for probable losses
(deducted from mortgage loans)	$803	$-	$-	$(128)	$675

SCHEDULE V

AMERCO AND CONSOLIDATED SUBSIDIARIES

SUPPLEMENTAL INFORMATION (FOR PROPERTY-CASUALTY INSURANCE OPERATIONS)

Years Ended December 31, 2009, 2008 AND 2007

Year	Affiliation with Registrant	Deferred Policy Acquisition Cost	Reserves for Unpaid Claims and Adjustment Expenses	Discount if any, Deducted	Unearned Premiums	Net Earned Premiums (1)	Net Investment Income (2)	Claim and Claim Adjustment Expenses Incurred Related to Current Year	Claim and Claim Adjustment Expenses Incurred Related to Prior Year	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expense	Net Premiums Written (1)
(In thousands)
2010	Consolidated property casualty entity	$-	$271,677	N/A	$2	$27,625	$7,411	$8,043	$6,516	$-	$19,996	$27,608
2009	Consolidated property casualty entity	-	287,501	N/A	19	28,337	9,192	8,497	9,384	22	27,707	28,157
2008	Consolidated property casualty entity	30	288,410	N/A	200	28,388	12,141	7,094	11,894	190	38,592	28,334

(1)	The earned and written premiums are reported net of intersegment transactions. There were no earned premiums eliminated for the years ended December 31, 2009, 2008 and 2007, respectively.

(2)	Net Investment Income excludes net realized losses on investments of $0.6 million, $0.1 million and $0.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERCO

By:	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
Dated: June 9, 2010

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

Signature		Title	Date
/s/	EDWARD J. SHOEN	President and Chairman of the Board (Principal Executive Officer)	June 9, 2010
Edward J. Shoen

/s/	JASON A. BERG	Chief Accounting Officer (Principal Financial Officer)	June 9, 2010
Jason A. Berg

/s/	CHARLES J. BAYER	Director	June 9, 2010
Charles J. Bayer

/s/	JOHN P. BROGAN	Director	June 9, 2010
John P. Brogan

/s/	JOHN M. DODDS	Director	June 9, 2010
John M. Dodds

/s/	MICHAEL L. GALLAGHER	Director	June 9, 2010
Michael L. Gallagher

/s/	M. FRANK LYONS	Director	June 9, 2010
M. Frank Lyons

/s/	DANIEL R. MULLEN	Director	June 9, 2010
Daniel R. Mullen

/s/	JAMES P. SHOEN	Director	June 9, 2010
James P. Shoen