Form 10-Q
period 2010-06-30
AMERCO /NV/
filed 2010-08-04
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

or

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

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at August 1, 2010.

PART I FINANCIAL INFORMATION

ITEM 1.   Financial Statements

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2010	2010
	(Unaudited)
	(In thousands)
ASSETS
Cash and cash equivalents	$288,114	$244,118
Reinsurance recoverables and trade receivables, net	213,656	198,283
Notes and mortgage receivables, net	1,227	1,461
Inventories, net	55,626	52,837
Prepaid expenses	55,710	53,379
Investments, fixed maturities and marketable equities	593,562	549,318
Investments, other	192,724	227,486
Deferred policy acquisition costs, net	38,905	39,194
Other assets	146,993	145,864
Related party assets	296,601	302,126
	1,883,118	1,814,066
Property, plant and equipment, at cost:
Land	223,753	224,904
Buildings and improvements	992,336	970,937
Furniture and equipment	324,988	323,334
Rental trailers and other rental equipment	242,451	244,131
Rental trucks	1,562,423	1,529,817
	3,345,951	3,293,123
Less: Accumulated depreciation	(1,349,529)	(1,344,735)
Total property, plant and equipment	1,996,422	1,948,388
Total assets	$3,879,540	$3,762,454
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$338,794	$296,057
Notes, loans and leases payable	1,338,636	1,347,635
Policy benefits and losses, claims and loss expenses payable	826,189	816,909
Liabilities from investment contracts	263,142	268,810
Other policyholders' funds and liabilities	8,055	8,155
Deferred income	31,889	25,207
Deferred income taxes	207,727	186,770
Total liabilities	3,014,432	2,949,543

Commitments and contingencies (notes 4, 8, 9 and 10)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
5,934,000 and 5,992,800 shares issued and outstanding as of June 30 and March 31, 2010	-	-
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of June 30 and March 31, 2010	-	-
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of June 30 and March 31, 2010	-	-
Common stock of $0.25 par value, 150,000,000 shares authorized; 41,985,700
issued as of June 30 and March 31, 2010	10,497	10,497
Additional paid-in capital	418,899	419,811
Accumulated other comprehensive loss	(66,708)	(56,207)
Retained earnings	1,032,332	969,017
Cost of common shares in treasury, net (22,377,912 shares as of June 30 and March 31, 2010)	(525,653)	(525,653)
Unearned employee stock ownership plan shares	(4,259)	(4,554)
Total stockholders' equity	865,108	812,911
Total liabilities and stockholders' equity	$3,879,540	$3,762,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended June 30,
	2010	2009
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$419,463	$372,941
Self-storage revenues	28,227	27,004
Self-moving and self-storage products and service sales	63,290	57,822
Property management fees	4,536	4,450
Life insurance premiums	37,803	27,604
Property and casualty insurance premiums	6,179	6,215
Net investment and interest income	13,355	13,680
Other revenue	13,094	10,943
Total revenues	585,947	520,659

Costs and expenses:
Operating expenses	253,134	258,501
Commission expenses	52,169	44,411
Cost of sales	31,665	30,450
Benefits and losses	35,422	27,694
Amortization of deferred policy acquisition costs	2,193	1,917
Lease expense	38,666	39,273
Depreciation, net of (gains) losses on disposals	44,589	59,217
Total costs and expenses	457,838	461,463

Earnings from operations	128,109	59,196
Interest expense	(21,464)	(23,221)
Pretax earnings	106,645	35,975
Income tax expense	(40,143)	(13,543)
Net earnings	66,502	22,432
Excess (loss) of carrying amount of preferred stock over consideration paid	(31)	323
Less: Preferred stock dividends	(3,156)	(3,241)
Earnings available to common shareholders	$63,315	$19,514
Basic and diluted earnings per common share	$3.26	$1.01
Weighted average common shares outstanding: Basic and diluted	19,414,815	19,369,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Quarter Ended June 30, 2010

Comprehensive income:
Net earnings	$106,645	$(40,143)	$66,502
Other comprehensive income (loss):
Foreign currency translation	(3,876)	-	(3,876)
Unrealized gain on investments	1,188	(322)	866
Change in fair value of cash flow hedges	(12,083)	4,592	(7,491)
Total comprehensive income	$91,874	$(35,873)	$56,001

	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Quarter Ended June 30, 2009

Comprehensive income:
Net earnings	$35,975	$(13,543)	$22,432
Other comprehensive income (loss):
Foreign currency translation	4,229	-	4,229
Unrealized loss on investments	(5,182)	1,809	(3,373)
Change in fair value of cash flow hedges	22,369	(8,500)	13,869
Total comprehensive income	$57,391	$(20,234)	$37,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended June 30,
	2010	2009
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Net earnings	$66,502	$22,432
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	52,977	57,879
Amortization of deferred policy acquisition costs	2,193	1,917
Change in allowance for losses on trade receivables	(28)	13
Change in allowance for losses on mortgage notes	-	(6)
Change in allowance for inventory reserves	494	754
Net (gain) loss on sale of real and personal property	(8,388)	1,338
Net gain on sale of investments	(1,015)	(625)
Deferred income taxes	25,230	5,328
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(15,345)	(11,890)
Inventories	(3,283)	5,807
Prepaid expenses	(2,331)	(6,838)
Capitalization of deferred policy acquisition costs	(3,663)	(3,063)
Other assets	(1,043)	(1,631)
Related party assets	4,691	7,792
Accounts payable and accrued expenses	38,968	6,962
Policy benefits and losses, claims and loss expenses payable	10,240	6,367
Other policyholders' funds and liabilities	(100)	(2,021)
Deferred income	6,727	4,050
Related party liabilities	791	(343)
Net cash provided by operating activities	173,617	94,222

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(138,902)	(123,546)
Short term investments	(51,827)	(51,535)
Fixed maturities investments	(66,227)	(33,647)
Equity securities	(6,225)	-
Preferred stock	(3,475)	(882)
Real estate	(134)	(293)
Mortgage loans	(51)	(288)
Proceeds from sale of:
Property, plant and equipment	47,225	38,088
Short term investments	84,427	60,778
Fixed maturities investments	33,701	40,572
Equity securities	133	-
Real estate	1,588	12
Mortgage loans	721	735
Payments from notes and mortgage receivables	234	497
Net cash used by investing activities	(98,812)	(69,509)

Cash flows from financing activities:
Borrowings from credit facilities	91,957	13,478
Principal repayments on credit facilities	(106,679)	(37,757)
Debt issuance costs	(89)	(277)
Capital lease payments	(6,951)	(329)
Leveraged Employee Stock Ownership Plan - repayments from loan	295	264
Preferred stock dividends paid	(3,156)	(3,241)
Investment contract deposits	3,018	2,829
Investment contract withdrawals	(8,685)	(13,500)
Net cash used by financing activities	(30,290)	(38,533)

Effects of exchange rate on cash	(519)	(50)

Increase (decrease) in cash and cash equivalents	43,996	(13,870)
Cash and cash equivalents at the beginning of period	244,118	240,587
Cash and cash equivalents at the end of period	$288,114	$226,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

1.      Basis of Presentation

AMERCO, a Nevada Corporation (“AMERCO”), has a first fiscal quarter that ends on the 30th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31st of March for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. The Company discloses any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2010 and 2009 correspond to fiscal 2011 and 2010 for AMERCO.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars. Certain amounts reported in previous years have been reclassified to conform to the current presentation.

The condensed consolidated balance sheet as of June 30, 2010 and the related condensed consolidated statements of operations and cash flows for the first quarter of fiscal 2011 and 2010 are unaudited.

In our opinion, all adjustments necessary for the fair presentation of such condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The information in this 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Intercompany accounts and transactions have been eliminated.

Description of Legal Entities

AMERCO is the holding company for:

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2. Earnings per Share

Net earnings for purposes of computing earnings per common share are net earnings less preferred stock dividends paid, adjusted for the price paid by our insurance companies for purchasing AMERCO Preferred stock less its carrying value on our balance sheet. Preferred stock dividends include accrued dividends of AMERCO. Preferred stock dividends paid to or accrued for entities that are part of the consolidated group are excluded.

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares net of shares committed to be released were 186,583 and 231,942 as of June 30, 2010 and June 30, 2009, respectively.

5,934,000 and 6,049,800 shares of preferred stock have been excluded from the weighted average shares outstanding calculation as of June 30, 2010 and 2009, respectively because they are not common stock and they are not convertible into common stock.

From January 1, 2009 through March 31, 2010, our insurance subsidiaries purchased 166,000 shares of our Series A 8½ % Preferred Stock (“Series A Preferred”) on the open market for $3.6 million. Between April 1, 2010 and June 30, 2010 they acquired an additional 138,000 shares for $3.5 million. Our insurance subsidiaries may make additional investments in shares of the Series A Preferred in the future. Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260 - Earnings Per Share (“ASC 260”), for earnings per share purposes, we recognize the excess or deficit of the carrying amount of the Series A Preferred over the fair value of the consideration paid. In the first quarter of fiscal 2011 this resulted in a $31 thousand charge to net earnings as the amount paid by the insurance companies exceeded the carrying value, net of a prorated portion of original issue costs of the preferred stock. In the first quarter of fiscal 2010 we recognized a $0.3 million gain as the amount paid was less than our adjusted carrying value.

3. Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company deposits bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $15.2 million at June 30, 2010.

Available-for-Sale Investments

Available-for-sale investments at June 30, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$75,475	$2,071	$(48)	$(98)	$77,400
U.S. government agency mortgage-backed securities	82,534	4,929	(2)	(43)	87,418
Obligations of states and political subdivisions	18,960	341	(1,072)	(79)	18,150
Corporate securities	348,660	16,321	(1,169)	(624)	363,188
Mortgage-backed securities	8,647	235	(381)	(19)	8,482
Redeemable preferred stocks	22,198	1,267	(1,539)	(21)	21,905
Common stocks	24,472	450	-	(3,741)	21,181
Less: Preferred stock of AMERCO held by subsidiaries	(3,628)	(534)	-	-	(4,162)
	$577,318	$25,080	$(4,211)	$(4,625)	$593,562

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The table on the previous page includes gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

The Company sold available-for-sale securities with a fair value of $33.8 million during the first quarter of fiscal 2011. The gross realized gains on these sales totaled $1.1 million.

The unrealized losses of more than twelve months in the available-for-sale table are considered temporary declines. The Company tracks each investment with an unrealized loss and evaluates them on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments had declines determined by management to be other-than-temporary and the Company recognized these write-downs through earnings in the amount of $0.1 million for the first quarter of fiscal 2010. There were no write downs in the first quarter of fiscal 2011.

The investment portfolio primarily consists of corporate securities and U.S. government securities. The Company believes it monitors its investments as appropriate. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity, the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. Nothing has come to management’s attention that would lead to the belief that each issuer would not have the ability to meet the remaining contractual obligations of the security, including payment at maturity. The Company has the ability and intent not to sell its fixed maturity and common stock investments for a period of time sufficient to allow the Company to recover its costs.

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

Credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income were as follows:

Credit Loss
(Unaudited)
(In thousands)

Balance at March 31, 2010	$552
Other-than-temporary impairment not previously recognized	-
Balance at June 30, 2010	$552

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The adjusted cost and estimated market value of available-for-sale investments at June 30, 2010, by contractual maturity, were as follows:

	June 30, 2010
	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)
Due in one year or less	$38,810	$39,717
Due after one year through five years	165,687	173,065
Due after five years through ten years	119,014	123,910
Due after ten years	202,118	209,464
	525,629	546,156

Mortgage backed securities	8,647	8,482
Redeemable preferred stocks	22,198	21,905
Equity securities	24,472	21,181
Less: Preferred stock of AMERCO held by subsidiaries	(3,628)	(4,162)
	$577,318	$593,562

4. Borrowings

Long-Term Debt

Long-term debt was as follows:

			June 30,	March 31,
	2011 Rate (a)	Maturities	2010	2010
			(Unaudited)
			(In thousands)
Real estate loan (amortizing term)	6.93%	2018	$262,500	$265,000
Real estate loan (revolving credit)	1.85%	2018	60,000	86,000
Real estate loan (amortizing term)	5.00%	2011	11,486	31,865
Senior mortgages	5.47% - 6.13%	2015 - 2016	485,670	489,186
Working capital loan (revolving credit)	-	2011	-	15,000
Fleet loans (amortizing term)	4.78% - 7.95%	2012 - 2017	328,741	276,222
Fleet loans (securitization)	5.56%	2014	136,622	143,170
Other obligations	3.25% - 9.50%	2011 - 2017	53,617	41,192
Total notes, loans and leases payable			$1,338,636	$1,347,635

(a) Interest rate as of June 30, 2010, including the effect of applicable hedging instruments.

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. The loan has a final maturity date of August 2018. The loan is comprised of a term loan facility with initial availability of $300.0 million and a revolving credit facility with an availability of $200.0 million. As of June 30, 2010, the outstanding balance on the Real Estate Loan was $262.5 million and $60.0 million had been drawn down on the revolving credit facility. U-Haul International, Inc. is a guarantor of this loan.

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

The interest rate for the amortizing term portion, per the provisions of the amended Loan Agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At June 30, 2010, the applicable LIBOR was 0.35% and the applicable margin was 1.50%, the sum of which was 1.85%. The rate on the term facility portion of the loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin.

The interest rate for the revolving credit facility, per the provision of the amended Loan Agreement, is the applicable LIBOR plus the applicable margin. The margin ranges from 1.50% to 2.00%. At June 30, 2010, the applicable LIBOR was 0.35% and the applicable margin was 1.50%, the sum of which was 1.85%.

The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Amerco Real Estate Company and a subsidiary of U-Haul International, Inc. entered into a revolving credit construction loan effective June 29, 2006. This loan was modified and extended on June 25, 2010. The loan is comprised of a term loan facility and a revolving credit facility with combined availability of $20 million and a final maturity of June 2011. As of June 30, 2010, the outstanding balance was $11.5 million.

This Real Estate Loan requires monthly principal and interest payments with the unpaid principal and any accrued and unpaid interest due at maturity. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 3.00%. At June 30, 2010, the applicable LIBOR floor was 2.00% and the margin was 3.00%, the sum of which was 5.00%. U-Haul International, Inc. and AMERCO are guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgage loan balances as of June 30, 2010 were in the aggregate amount of $429.6 million and are due July 2015. The Senior Mortgages require average monthly principal and interest payments of $3.0 million with the unpaid loan balance and accrued and unpaid interest due at maturity. These senior mortgages are secured by certain properties owned by the borrowers. The interest rates, per the provisions of these senior mortgages, are 5.68% and 5.52% per annum. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of these senior mortgages. The default provisions of these senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Various subsidiaries of the Company are borrowers under the mortgage backed loans that we also classify as senior mortgages. These loans are secured by certain properties owned by the borrowers. The loan balance of these notes totals $56.1 million as of June 30, 2010. These loans mature in 2015 and 2016. Rates for these loans range from 5.47% to 6.13%. The loans require monthly principal and interest payments with the balances due upon maturity. The default provisions of the loans include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Working Capital Loans

Amerco Real Estate Company is a borrower under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $25.0 million. At June 30, 2010, the Company had the full $25.0 million available to be drawn. The loan is secured by certain properties owned by the borrower. The loan agreement provides for revolving loans, subject to the terms of the loan agreement with final maturity in November 2011. The loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. U-Haul International, Inc. and AMERCO are the guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 1.50%.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under amortizing term loans. The balance of the loans as of June 30, 2010 was $272.0 million with the final maturities between April 2012 and July 2017.

The Amortizing Loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the Loan Agreements, are the applicable LIBOR plus a margin between 0.90% and 2.63%. At June 30, 2010, the applicable LIBOR was 0.35% and applicable margins were between 1.13% and 2.63%. The interest rates are hedged with interest rate swaps fixing the rates between 4.78% and 7.42% based on current margins. Additionally, $21.1 million of these loans are carried at a fixed rate of 7.95%.

AMERCO and U-Haul International, Inc. are guarantors of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

On December 31, 2009 a subsidiary of U-Haul International, Inc. entered into an $85.0 million term note that will be used to fund cargo van and pickup acquisitions for the next three years. The loan matures thirty-six months after the last draw.  The agreement contains options to extend the maturity. The note will be secured by the purchased equipment and the corresponding operating cash flows associated with their operation.  At June 30, 2010, the applicable LIBOR was 0.54% and the applicable margin was 4.50%, the sum of which was 5.04%.  At June 30, 2010 the Company had drawn $56.7 million on this loan.

Rental Truck Securitizations

U-Haul S Fleet and its subsidiaries (collectively, “USF”) issued a $217.0 million asset-backed note (“Box Truck Note”) on June 1, 2007. USF is a bankruptcy-remote special purpose entity wholly-owned by U-Haul International, Inc. The net proceeds from the securitized transaction were used to finance new box truck purchases throughout fiscal 2008. U.S. Bank, NA acts as the trustee for this securitization.

The Box Truck Note has a fixed interest rate of 5.56% with an estimated final maturity of February 2014. At June 30, 2010, the outstanding balance was $136.6 million. The note is secured by the box trucks that were purchased and the corresponding operating cash flows associated with their operation.

The Box Truck Note has the benefit of financial guaranty insurance policy that guarantees the timely payment of interest on and the ultimate payment of the principal of the note.

The Box Truck Note is subject to certain covenants with respect to liens, additional indebtedness of the special purpose entities, the disposition of assets and other customary covenants of bankruptcy-remote special purpose entities. The default provisions of the note include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Other Obligations

The Company entered into capital leases for new equipment between April 2008 and May 2010, with terms of the leases between 3 and 7 years. At June 30, 2010, the balance of these leases was $46.9 million.

In January 2010, the Company entered into a $0.5 million premium financing arrangement for two years expiring in December 2011 with a fixed rate of 3.37%. The Company entered into $7.5 million of premium financing arrangements for one year expiring in March and April 2011 at rates between 3.25% and 5.50%. At June 30, 2010, the outstanding balance was $6.7 million.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Annual Maturities of Notes, Loans and Leases Payable

The annual maturities of long-term debt as of June 30, 2010 for the next five years and thereafter are as follows:

	Year Ending June 30,
	2011	2012	2013	2014	2015	Thereafter
	(Unaudited)
	(In thousands)
Notes, loans and leases payable, secured	$100,597	$138,206	$161,141	$156,496	$54,728	$727,468

5. Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Quarter Ended June 30,
	2010	2009
	(Unaudited)
	(In thousands)
Interest expense	$14,425	$16,059
Capitalized interest	(147)	(151)
Amortization of transaction costs	1,105	1,185
Interest expense resulting from derivatives	6,081	6,128
Total interest expense	$21,464	$23,221

Interest paid in cash by AMERCO amounted to $13.1 million and $14.9 million for the first quarter of fiscal 2011 and 2010, respectively.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Original variable rate debt amount		Agreement Date	Effective Date	Expiration Date	Designated cash flow hedge date
(Unaudited)
(In millions)
$142.3	(a), (b)	11/15/2005	5/10/2006	4/10/2012	5/31/2006
50.0	(a)	6/21/2006	7/10/2006	7/10/2013	6/9/2006
144.9	(a), (b)	6/9/2006	10/10/2006	10/10/2012	6/9/2006
300.0	(a)	8/16/2006	8/18/2006	8/10/2018	8/4/2006
30.0	(a)	2/9/2007	2/12/2007	2/10/2014	2/9/2007
20.0	(a)	3/8/2007	3/12/2007	3/10/2014	3/8/2007
20.0	(a)	3/8/2007	3/12/2007	3/10/2014	3/8/2007
19.3	(a), (b)	4/8/2008	8/15/2008	6/15/2015	3/31/2008
19.0	(a)	8/27/2008	8/29/2008	7/10/2015	4/10/2008
30.0	(a)	9/24/2008	9/30/2008	9/10/2015	9/24/2008
15.0	(a), (b)	3/24/2009	3/30/2009	4/15/2016	3/25/2009

(a) interest rate swap agreement
(b) forward swap

As of June 30, 2010, the total notional amount of the Company’s variable interest rate swaps was $505.2 million.

The derivative fair values located in Accounts payable and accrued expenses in the balance sheets were as follows:

	Liability Derivatives
	Fair Value as of
	June 30, 2010	March 31, 2010
	(Unaudited)
	(In thousands)
Interest rate contracts designated as hedging instruments	$66,142	$54,239

	The Effect of Interest Rate Contracts on the Statement of Operations
	June 30, 2010	June 30, 2009
	(Unaudited)
	(In thousands)

Loss recognized in income on interest rate contracts	$6,081	$6,128
Loss recognized in AOCI on interest rate contracts (effective portion)	$12,083	$22,368
Loss reclassified from AOCI into income (effective portion)	$6,260	$6,783
(Gain) loss recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$(179)	$655

Gains or losses recognized in income on derivatives are recorded as interest expense in the statement of operations.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended June 30,
	2010	2009
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	1.80%	1.90%
Interest rate at the end of the quarter	1.85%	1.83%
Maximum amount outstanding during the quarter	$111,000	$207,280
Average amount outstanding during the quarter	$85,648	$205,232
Facility fees	$56	$242

6. Stockholders Equity

On December 3, 2008, the Board of Directors (the “Board”) authorized us, using management’s discretion, to buy back shares from former employees who were participants in our Employee Stock Ownership Plan (“ESOP”). To be eligible for consideration, the employees’ respective ESOP account balances must be valued at more than $1,000 at the then-prevailing market prices but have less than 100 shares. No such shares have been purchased.

Between January 1, 2009 and June 30, 2010, our insurance subsidiaries purchased 304,000 shares of Series A Preferred on the open market for $7.1 million. Our insurance subsidiaries may make additional investments in shares of the Series A Preferred in the future.

7. Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Gain on Investments	Fair Market Value of Cash Flow Hedges	Postretirement Benefit Obligation Gain	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)

Balance at March 31, 2010	$(29,142)	$5,931	$(33,933)	$937	$(56,207)
Foreign currency translation	(3,876)	-	-	-	(3,876)
Unrealized gain on investments	-	866	-	-	866
Change in fair value of cash flow hedges	-	-	(7,491)	-	(7,491)
Balance at June 30, 2010	$(33,018)	$6,797	$(41,424)	$937	$(66,708)

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8. Contingent Liabilities and Commitments

The Company leases a portion of its rental equipment and certain of its facilities under operating leases with terms that expire at various dates through 2017, with the exception of one land lease expiring in 2034. As of June 30, 2010, AMERCO has guaranteed $174.6 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, the Company has the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. AMERCO has been leasing equipment since 1987 and has experienced no material losses relating to these types of residual value guarantees.

Lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
	(Unaudited)
	(In thousands)
Year-ended June 30:
2011	$15,076	$116,061	$131,137
2012	14,134	101,436	115,570
2013	13,637	84,443	98,080
2014	11,824	67,352	79,176
2015	721	43,574	44,295
Thereafter	5,818	13,020	18,838
Total	$61,210	$425,886	$487,096

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In November 2006, the Plaintiffs filed an amended complaint. In December 2006, the Defendants filed motions to dismiss, based on various legal theories. In March 2007, the Court denied AMERCO’s motion to dismiss regarding the issue of demand futility, stating that “Plaintiffs have satisfied the heightened pleading requirements of demand futility by showing a majority of the members of the AMERCO Board of Directors were interested parties in the SAC transactions.” The Court heard oral argument on the remainder of the Defendants’ motions to dismiss, including the motion (“Goldwasser Motion”) based on the fact that the subject matter of the lawsuit had been settled and dismissed in earlier litigation known as Goldwasser v. Shoen, C.V.N.-94-00810-ECR (D.Nev), Washoe County, Nevada. In addition, in September and October 2007, the Defendants filed Motions for Judgment on the Pleadings or in the Alternative Summary Judgment, based on the fact that the stockholders of the Company had ratified the underlying transactions at the 2007 annual meeting of stockholders of AMERCO. In December 2007, the Court denied this motion. This ruling does not preclude a renewed motion for summary judgment after discovery and further proceedings on these issues. On April 7, 2008, the litigation was dismissed, on the basis of the Goldwasser Motion. On May 8, 2008, the Plaintiffs filed a notice of appeal of such dismissal to the Nevada Supreme Court. On May 20, 2008, AMERCO filed a cross appeal relating to the denial of its Motion to Dismiss in regard to demand futility. The Nevada Supreme Court heard the case En Banc on July 7, 2010 and we are awaiting the ruling.

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

10. Related Party Transactions

As set forth in the Audit Committee Charter and consistent with Nasdaq Listing Rules, the Audit Committee reviews and maintains oversight over related party transactions which are required to be disclosed under the SEC rules and regulations. Accordingly, all such related party transactions are submitted to the Audit Committee for ongoing review and oversight. The Company’s internal processes ensure that the Company’s legal and finance departments identify and monitor potential related party transactions which may require disclosure and Audit Committee oversight.

AMERCO has engaged in related party transactions and has continuing related party interests with certain major stockholders, directors and officers of the consolidated group as disclosed below. Management believes that the transactions described below and in the related notes were consummated on terms equivalent to those that would prevail in arm’s-length transactions.

SAC Holding Corporation and SAC Holding II Corporation, (collectively “SAC Holdings”) were established in order to acquire self-storage properties. These properties are being managed by the Company pursuant to management agreements. In the past, the Company has sold various self-storage properties to SAC Holdings, and such sales provided significant cash flows to the Company.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Management believes that the sales of self-storage properties to SAC Holdings has provided a unique structure for the Company to earn moving equipment rental revenues and property management fee revenues from the SAC Holdings self-storage properties that the Company manages.

During the first quarter of fiscal 2011, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. The Company does not have an equity ownership interest in SAC Holdings. The Company recorded interest income of $4.8 million and $4.7 million, and received cash interest payments of $3.3 million and $2.8 million, from SAC Holdings during the first quarter of fiscal 2011 and 2010, respectively. The largest aggregate amount of notes receivable outstanding during the first quarter of fiscal 2011 was $196.9 million and the aggregate notes receivable balance at June 30, 2010 was $196.7 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturities of these notes are between 2019 and 2024.

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

During the first quarter of fiscal 2011, AMERCO and U-Haul held various junior notes with Private Mini Storage Realty, L.P. (“Private Mini”). The equity interests of Private Mini are ultimately controlled by Blackwater. The Company recorded interest income of $1.4 million and $1.3 million for the first quarter of fiscal 2011 and 2010, respectively and received cash interest payments of $1.4 million and $1.3 million from Private Mini for the first quarter of fiscal 2011 and 2010, respectively. The balance of notes receivable from Private Mini at June 30, 2010 was $67.0 million. The largest aggregate amount outstanding during the first quarter of fiscal 2011 was $67.3 million.

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $8.8 million and $9.7 million from the above mentioned entities during the first quarter of fiscal 2011 and 2010, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $0.6 million for both the first quarter of fiscal 2011 and 2010. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At June 30, 2010, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based upon equipment rental revenues. The Company paid the above mentioned entities $10.0 million and $9.2 million in commissions pursuant to such dealership contracts during the first quarter of fiscal 2011 and 2010, respectively.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $10.2 million, expenses of $0.6 million and cash flows of $11.5 million during the first quarter of fiscal 2011. Revenues and commission expenses related to the Dealer Agreements were $47.5 million and $10.0 million, respectively during the first quarter of fiscal 2011.

Between January 1, 2009 and June 30, 2010, our insurance subsidiaries purchased 304,000 shares of Series A Preferred on the open market for $7.1 million. Our insurance subsidiaries may make additional investments in shares of the Series A Preferred in the future.

The Company adopted Accounting Standards Update (“ASU”) 2009-17, which amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), as of April 1, 2010.  Management determined that the junior notes of SAC Holdings and Private Mini and the management agreements with SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini represent potential variable interests for the Company.  Management evaluated whether it should be identified as the primary beneficiary of one or more of these variable interest entity’s (“VIE’s”) using a two step approach in which management a) identified all other parties that hold interests in the VIE’s, and b) determined if any variable interest holder has the power to direct the activities of the VIE’s that most significantly impact their economic performance.

Management determined that they do not have a variable interest in the holding entities Mercury, 4 SAC, 5 SAC, or Galaxy through management agreements which are with the individual operating entities or through the issuance of junior debt therefore the Company is precluded from consolidating these entities, which is consistent with the accounting treatment immediately prior to adopting ASU 2009-17.

The Company has junior debt with the holding entities SAC Holding Corporation, SAC Holding II Corporation, and Private Mini which represents a variable interest in each individual entity.  Though the Company has certain protective rights within these debt agreements, the Company has no present influence or control over these holding entities unless their protective rights become exercisable, which management considers unlikely based on their payment history.  As a result, the Company has no basis under ASC 810 - Consolidation (“ASC 810”) to consolidate these entities, which is consistent with the accounting treatment immediately prior to adopting ASU 2009-17.

The Company does not have the power to direct the activities that most significantly impact the economic performance of the individual operating entities which have management agreements with U-Haul.  Through control of the holding entities assets, and its ability and history of making key decisions relating to the entity and its assets, Blackwater, and its owner, are the variable interest holder with the power to direct the activities that most significantly impact each of the individual holding entities and the individual operating entities’ performance.  As a result, the Company has no basis under ASC 810 to consolidate these entities, which is consistent with the accounting treatment immediately prior to adopting ASU 2009-17.

The Company has not provided financial or other support explicitly or implicitly during the quarter ended June 30, 2010 to any of these entities that it was not previously contractually required to provide.  The carrying amount and classification of the assets and liabilities in the Company’s balance sheet that relate to the Company’s variable interests in the aforementioned entities are as follows, which approximate the maximum exposure to loss as a result of the Company’s involvement with these entities:

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Related Party Assets

	June 30,	March 31,
	2010	2010
	(Unaudited)
	(In thousands)
U-Haul notes, receivables and interest from Private Mini	$69,236	$69,867
U-Haul notes receivable from SAC Holdings	196,741	196,903
U-Haul interest receivable from SAC Holdings	15,200	13,775
U-Haul receivable from SAC Holdings	11,202	15,780
U-Haul receivable from Mercury	4,421	6,138
Other (a)	(199)	(337)
	$296,601	$302,126

(a) Timing differences for intercompany balances with insurance subsidiaries.

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

AMERCO’s three reportable segments are:

•	Moving and Storage, comprised of AMERCO, U-Haul, and Real Estate and the subsidiaries of U-Haul and Real Estate,

•	Property and Casualty Insurance, comprised of RepWest and its subsidiaries and ARCOA, and

•	Life Insurance, comprised of Oxford and its subsidiaries.

The information includes elimination entries necessary to consolidate AMERCO, the parent, with its subsidiaries.

Investments in subsidiaries are accounted for by the parent using the equity method of accounting.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11.      Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of June 30, 2010 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$132,490	$122,283	$3	$-		$254,776	$20,388	$12,950	$-		$288,114
Reinsurance recoverables and trade receivables, net	-	28,440	-	-		28,440	166,450	18,766	-		213,656
Notes and mortgage receivables, net	-	357	870	-		1,227	-	-	-		1,227
Inventories, net	-	55,626	-	-		55,626	-	-	-		55,626
Prepaid expenses	-	55,684	26	-		55,710	-	-	-		55,710
Investments, fixed maturities and marketable equities	19,720	-	-	-		19,720	108,331	469,673	(4,162)	(d)	593,562
Investments, other	-	1,120	12,908	-		14,028	98,490	80,206	-		192,724
Deferred policy acquisition costs, net	-	-	-	-		-	-	38,905	-		38,905
Other assets	37,797	80,950	26,999	-		145,746	782	465	-		146,993
Related party assets	1,172,454	242,197	25	(1,115,514)	(c)	299,162	2,734	-	(5,295)	(c)	296,601
	1,362,461	586,657	40,831	(1,115,514)		874,435	397,175	620,965	(9,457)		1,883,118

Investment in subsidiaries	(234,014)	-	-	564,949	(b)	330,935	-	-	(330,935)	(b)	-

Property, plant and equipment, at cost:
Land	-	43,450	180,303	-		223,753	-	-	-		223,753
Buildings and improvements	1	164,488	827,847	-		992,336	-	-	-		992,336
Furniture and equipment	246	306,574	18,168	-		324,988	-	-	-		324,988
Rental trailers and other rental equipment	-	242,451	-	-		242,451	-	-	-		242,451
Rental trucks	-	1,562,423	-	-		1,562,423	-	-	-		1,562,423
	247	2,319,386	1,026,318	-		3,345,951	-	-	-		3,345,951
Less: Accumulated depreciation	(215)	(1,014,230)	(335,084)	-		(1,349,529)	-	-	-		(1,349,529)
Total property, plant and equipment	32	1,305,156	691,234	-		1,996,422	-	-	-		1,996,422
Total assets	$1,128,479	$1,891,813	$732,065	$(550,565)		$3,201,792	$397,175	$620,965	$(340,392)		$3,879,540

(a) Balances as of March 31, 2010
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables
(d) Eliminate intercompany preferred stock investment

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating balance sheets by industry segment as of June 30, 2010 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$15,565	$312,247	$4,036	$-		$331,848	$-	$6,946	$-			$338,794
Notes, loans and leases payable	-	560,547	778,089	-		1,338,636	-	-	-			1,338,636
Policy benefits and losses, claims and loss expenses payable	-	387,202	-	-		387,202	267,752	171,235	-			826,189
Liabilities from investment contracts	-	-	-	-		-	-	263,142	-			263,142
Other policyholders' funds and liabilities	-	-	-	-		-	6,200	1,855	-			8,055
Deferred income	-	31,889	-	-		31,889	-	-	-			31,889
Deferred income taxes	239,573	-	-	-		239,573	(32,066)	408	(188)	(d)		207,727
Related party liabilities	-	1,011,042	108,034	(1,115,514)	(c)	3,562	1,606	127	(5,295)	(c)		-
Total liabilities	255,138	2,302,927	890,159	(1,115,514)		2,332,710	243,492	443,713	(5,483)			3,014,432

Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-		-	-	-	-			-
Series B preferred stock	-	-	-	-		-	-	-	-			-
Series A common stock	-	-	-	-		-	-	-	-			-
Common stock	10,497	540	1	(541)	(b)	10,497	3,301	2,500	(5,801)	(b)		10,497
Additional paid-in capital	422,883	121,230	147,941	(269,171)	(b)	422,883	89,620	26,271	(119,875)	(b,d	)	418,899
Accumulated other comprehensive income (loss)	(66,361)	(73,505)	-	73,505	(b)	(66,361)	1,340	7,525	(9,212)	(b,d	)	(66,708)
Retained earnings (deficit)	1,031,975	(455,120)	(306,036)	761,156	(b)	1,031,975	59,422	140,956	(200,021)	(b,d	)	1,032,332
Cost of common shares in treasury, net	(525,653)	-	-	-		(525,653)	-	-	-			(525,653)
Unearned employee stock ownership plan shares	-	(4,259)	-	-		(4,259)	-	-	-			(4,259)
Total stockholders' equity (deficit)	873,341	(411,114)	(158,094)	564,949		869,082	153,683	177,252	(334,909)			865,108
Total liabilities and stockholders' equity	$1,128,479	$1,891,813	$732,065	$(550,565)		$3,201,792	$397,175	$620,965	$(340,392)			$3,879,540

(a) Balances as of March 31, 2010
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

(a) Balances as of December 31, 2009
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables
(d) Eliminate intercompany preferred stock investment

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating balance sheets by industry segment as of March 31, 2010 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$12,496	$275,150	$4,212	$-		$291,858	$-	$4,199	$-		$296,057
Notes, loans and leases payable	-	508,930	838,705	-		1,347,635	-	-	-		1,347,635
Policy benefits and losses, claims and loss expenses payable	-	385,520	-	-		385,520	272,438	158,951	-		816,909
Liabilities from investment contracts	-	-	-	-		-	-	268,810	-		268,810
Other policyholders' funds and liabilities	-	-	-	-		-	5,609	2,546	-		8,155
Deferred income	-	25,207	-	-		25,207	-	-	-		25,207
Deferred income taxes	220,659	-	-	-		220,659	(32,819)	(936)	(134)	(d)	186,770
Related party liabilities	-	1,081,278	40,438	(1,118,983)	(c)	2,733	1,655	127	(4,515)	(c)	-
Total liabilities	233,155	2,276,085	883,355	(1,118,983)		2,273,612	246,883	433,697	(4,649)		2,949,543

Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-		-	-	-	-		-
Series B preferred stock	-	-	-	-		-	-	-	-		-
Series A common stock	-	-	-	-		-	-	-	-		-
Common stock	10,497	540	1	(541)	(b)	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	422,384	121,230	147,941	(269,171)	(b)	422,384	89,620	26,271	(118,464)	(b,d)	419,811
Accumulated other comprehensive income (loss)	(55,959)	(62,138)	-	62,138	(b)	(55,959)	242	5,625	(6,115)	(b,d)	(56,207)
Retained earnings (deficit)	968,629	(502,779)	(309,273)	812,052	(b)	968,629	58,514	138,823	(196,949)	(b,d)	969,017
Cost of common shares in treasury, net	(525,653)	-	-	-		(525,653)	-	-	-		(525,653)
Unearned employee stock ownership plan shares	-	(4,554)	-	-		(4,554)	-	-	-		(4,554)
Total stockholders' equity (deficit)	819,898	(447,701)	(161,331)	604,478		815,344	151,677	173,219	(327,329)		812,911
Total liabilities and stockholders' equity	$1,053,053	$1,828,384	$722,024	$(514,505)		$3,088,956	$398,560	$606,916	$(331,978)		$3,762,454

(a) Balances as of December 31, 2009
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables
(d) Eliminate intercompany preferred stock investment

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statement of operations by industry segment for the quarter ending June 30, 2010 is as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$419,880	$-	$-		$419,880	$-	$-	$(417)	(c)	$419,463
Self-storage revenues	-	27,915	312	-		28,227	-	-	-		28,227
Self-moving & self-storage products & service sales	-	63,290	-	-		63,290	-	-	-		63,290
Property management fees	-	4,536	-	-		4,536	-	-	-		4,536
Life insurance premiums	-	-	-	-		-	-	37,803	-		37,803
Property and casualty insurance premiums	-	-	-	-		-	6,179	-	-		6,179
Net investment and interest income	1,211	5,079	-	-		6,290	1,915	5,532	(382)	(b,e)	13,355
Other revenue	20	14,172	19,372	(20,629)	(b)	12,935	-	507	(348)	(b)	13,094
Total revenues	1,231	534,872	19,684	(20,629)		535,158	8,094	43,842	(1,147)		585,947

Costs and expenses:
Operating expenses	2,079	260,657	2,263	(20,629)	(b)	244,370	2,818	6,703	(757)	(b,c)	253,134
Commission expenses	-	52,169	-	-		52,169	-	-	-		52,169
Cost of sales	-	31,665	-	-		31,665	-	-	-		31,665
Benefits and losses	-	-	-	-		-	3,879	31,543	-		35,422
Amortization of deferred policy acquisition costs	-	-	-	-		-	-	2,193	-		2,193
Lease expense	25	38,941	5	-		38,971	-	-	(305)	(b)	38,666
Depreciation, net of (gains) losses on disposals	2	42,607	1,980	-		44,589	-	-	-		44,589
Total costs and expenses	2,106	426,039	4,248	(20,629)		411,764	6,697	40,439	(1,062)		457,838

Equity in earnings of subsidiaries	53,937	-	-	(50,896)	(d)	3,041	-	-	(3,041)	(d)	-

Earnings from operations	53,062	108,833	15,436	(50,896)		126,435	1,397	3,403	(3,126)		128,109
Interest income (expense)	21,280	(32,876)	(9,868)	-		(21,464)	-	-	-		(21,464)
Pretax earnings	74,342	75,957	5,568	(50,896)		104,971	1,397	3,403	(3,126)		106,645
Income tax expense	(7,755)	(28,298)	(2,331)	-		(38,384)	(489)	(1,270)	-		(40,143)
Net earnings	66,587	47,659	3,237	(50,896)		66,587	908	2,133	(3,126)		66,502
Excess (loss) of carrying amount of preferred stock over consideration paid	-	-	-	-		-	-	-	(31)		(31)
Less: Preferred stock dividends	(3,241)	-	-	-		(3,241)	-	-	85	(e)	(3,156)
Earnings available to common shareholders	$63,346	$47,659	$3,237	$(50,896)		$63,346	$908	$2,133	$(3,072)		$63,315

(a) Balances for the quarter ended March 31, 2010
(b) Eliminate intercompany lease income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries
(e) Eliminate preferred stock dividend paid to affiliate

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statements of operations by industry for the quarter ended June 30, 2009 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$373,255	$-	$-		$373,255	$-	$-	$(314)	(c)	$372,941
Self-storage revenues	-	26,658	346	-		27,004	-	-	-		27,004
Self-moving & self-storage products & service sales	-	57,822	-	-		57,822	-	-	-		57,822
Property management fees	-	4,450	-	-		4,450	-	-	-		4,450
Life insurance premiums	-	-	-	-		-	-	27,604	-		27,604
Property and casualty insurance premiums	-	-	-	-		-	6,215	-	-		6,215
Net investment and interest income	1,072	5,537	-	-		6,609	1,836	5,532	(297)	(b,e)	13,680
Other revenue	-	11,923	18,302	(19,692)	(b)	10,533	-	736	(326)	(b)	10,943
Total revenues	1,072	479,645	18,648	(19,692)		479,673	8,051	33,872	(937)		520,659

Costs and expenses:
Operating expenses	2,686	265,591	2,241	(19,692)	(b)	250,826	3,262	5,045	(632)	(b,c)	258,501
Commission expenses	-	44,411	-	-		44,411	-	-	-		44,411
Cost of sales	-	30,450	-	-		30,450	-	-	-		30,450
Benefits and losses	-	-	-	-		-	3,362	24,332	-		27,694
Amortization of deferred policy acquisition costs	-	-	-	-		-	-	1,917	-		1,917
Lease expense	14	39,562	2	-		39,578	-	-	(305)	(b)	39,273
Depreciation, net of (gains) losses on disposals	4	56,038	3,175	-		59,217	-	-	-		59,217
Total costs and expenses	2,704	436,052	5,418	(19,692)		424,482	6,624	31,294	(937)		461,463

Equity in earnings of subsidiaries	8,777	-	-	(6,191)	(d)	2,586	-	-	(2,586)	(d)	-

Earnings from operations	7,145	43,593	13,230	(6,191)		57,777	1,427	2,578	(2,586)		59,196
Interest income (expense)	23,411	(38,206)	(8,426)	-		(23,221)	-	-	-		(23,221)
Pretax earnings	30,556	5,387	4,804	(6,191)		34,556	1,427	2,578	(2,586)		35,975
Income tax expense	(8,124)	(1,912)	(2,088)	-		(12,124)	(500)	(919)	-		(13,543)
Net earnings	22,432	3,475	2,716	(6,191)		22,432	927	1,659	(2,586)		22,432
Excess carrying amount of preferred stock over consideration paid	-	-	-	-		-	-	-	323		323
Less: Preferred stock dividends	(3,241)	-	-	-		(3,241)	-	-	-		(3,241)
Earnings available to common shareholders	$19,191	$3,475	$2,716	$(6,191)		$19,191	$927	$1,659	$(2,263)		$19,514

(a) Balances for the quarter ended March 31, 2009
(b) Eliminate intercompany lease income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries
(e) Elimination of preferred stock dividend paid to affiliate

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2010 are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$66,587	$47,659	$3,237	$(50,896)	$66,587	$908	$2,133	$(3,126)	$66,502
Earnings from consolidated entities	(53,937)	-	-	50,896	(3,041)	-	-	3,041	-
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	2	49,781	3,194	-	52,977	-	-	-	52,977
Amortization of deferred policy acquisition costs	-	-	-	-	-	-	2,193	-	2,193
Change in allowance for losses on trade receivables	-	(29)	-	-	(29)	-	1	-	(28)
Change in allowance for losses on mortgage notes	-	-	-	-	-	-	-	-	-
Change in allowance for inventory reserve	-	494	-	-	494	-	-	-	494
Net gain on sale of real and personal property	-	(7,174)	(1,214)	-	(8,388)	-	-	-	(8,388)
Net (gain) loss on sale of investments	-	-	-	-	-	8	(1,023)	-	(1,015)
Deferred income taxes	24,747	-	-	-	24,747	162	321	-	25,230
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(10,614)	-	-	(10,614)	1,669	(6,400)	-	(15,345)
Inventories	-	(3,283)	-	-	(3,283)	-	-	-	(3,283)
Prepaid expenses	-	(2,379)	48	-	(2,331)	-	-	-	(2,331)
Capitalization of deferred policy acquisition costs	-	-	-	-	-	-	(3,663)	-	(3,663)
Other assets	3	(1,637)	408	-	(1,226)	131	52	-	(1,043)
Related party assets	172	4,835	(17)	-	4,990	(299)	-	-	4,691
Accounts payable and accrued expenses	3,567	32,429	(177)	-	35,819	-	3,149	-	38,968
Policy benefits and losses, claims and loss expenses payable	-	2,641	-	-	2,641	(4,686)	12,285	-	10,240
Other policyholders' funds and liabilities	-	-	-	-	-	591	(691)	-	(100)
Deferred income	-	6,727	-	-	6,727	-	-	-	6,727
Related party liabilities	-	829	-	-	829	(38)	-	-	791
Net cash provided (used) by operating activities	41,141	120,279	5,479	-	166,899	(1,554)	8,357	(85)	173,617

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(2)	(124,784)	(14,116)	-	(138,902)	-	-	-	(138,902)
Short term investments	-	-	-	-	-	(22,060)	(29,767)	-	(51,827)
Fixed maturities investments	-	-	-	-	-	(10,443)	(55,784)	-	(66,227)
Equity securities	(4,746)	-	-	-	(4,746)	(1,479)	-	-	(6,225)
Preferred stock	-	-	-	-	-	(3,327)	(148)	-	(3,475)
Real estate	-	-	-	-	-	(53)	(81)	-	(134)
Mortgage loans	-	-	-	-	-	(51)	-	-	(51)
Proceeds from sales of:
Property, plant and equipment	-	45,863	1,362	-	47,225	-	-	-	47,225
Short term investments	-	-	-	-	-	29,951	54,476	-	84,427
Fixed maturities investments	-	-	-	-	-	7,126	26,575	-	33,701
Equity securities	-	-	-	-	-	133	-	-	133
Real estate	-	1,506	82	-	1,588	-	-	-	1,588
Mortgage loans	-	-	-	-	-	19	702	-	721
Payments from notes and mortgage receivables	-	22	212	-	234	-	-	-	234
Net cash provided (used) by investing activities	(4,748)	(77,393)	(12,460)	-	(94,601)	(184)	(4,027)	-	(98,812)
	(page 1 of 2)
(a) Balance for the period ended March 31, 2010

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the quarter ended June 30, 2010, are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	-	72,823	19,134	-	91,957	-	-	-		91,957
Principal repayments on credit facilities	-	(26,929)	(79,750)	-	(106,679)	-	-	-		(106,679)
Debt issuance costs	-	(89)	-	-	(89)	-	-	-		(89)
Capital lease payments	-	(6,951)	-	-	(6,951)	-	-	-		(6,951)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	295	-	-	295	-	-	-		295
Proceeds from (repayment of) intercompany loans	(1,122)	(66,474)	67,596	-	-	-	-	-		-
Preferred stock dividends paid	(3,241)	-	-	-	(3,241)	-	-	85	(b)	(3,156)
Investment contract deposits	-	-	-	-	-	-	3,018	-		3,018
Investment contract withdrawals	-	-	-	-	-	-	(8,685)	-		(8,685)
Net cash provided (used) by financing activities	(4,363)	(27,325)	6,980	-	(24,708)	-	(5,667)	85		(30,290)

Effects of exchange rate on cash	-	(519)	-	-	(519)	-	-	-		(519)

Increase (decrease) in cash and cash equivalents	32,030	15,042	(1)	-	47,071	(1,738)	(1,337)	-		43,996
Cash and cash equivalents at beginning of period	100,460	107,241	4	-	207,705	22,126	14,287	-		244,118
Cash and cash equivalents at end of period	$132,490	$122,283	$3	$-	$254,776	$20,388	$12,950	$-		$288,114
	(page 2 of 2)
(a) Balance for the period ended March 31, 2010
(b) Elimination of preferred stock dividend paid to affiliate

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2009 are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$22,432	$3,475	$2,716	$(6,191)	$22,432	$927	$1,659	$(2,586)	$22,432
Earnings from consolidated entities	(8,777)	-	-	6,191	(2,586)	-	-	2,586	-
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	4	54,699	3,176	-	57,879	-	-	-	57,879
Amortization of deferred policy acquisition costs	-	-	-	-	-	-	1,917	-	1,917
Change in allowance for losses on trade receivables	-	14	-	-	14	-	(1)	-	13
Change in allowance for losses on mortgage notes	-	(6)	-	-	(6)	-	-	-	(6)
Change in allowance for inventory reserve	-	754	-	-	754	-	-	-	754
Net (gain) loss on sale of real and personal property	-	1,339	(1)	-	1,338	-	-	-	1,338
Net (gain) loss on sale of investments	-	-	-	-	-	54	(679)	-	(625)
Deferred income taxes	10,712	-	-	-	10,712	301	(5,685)	-	5,328
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(9,278)	(6)	-	(9,284)	(1,396)	(1,210)	-	(11,890)
Inventories	-	5,807	-	-	5,807	-	-	-	5,807
Prepaid expenses	1,129	(7,874)	(93)	-	(6,838)	-	-	-	(6,838)
Capitalization of deferred policy acquisition costs	-	-	-	-	-	-	(3,063)	-	(3,063)
Other assets	(303)	(1,761)	381	-	(1,683)	73	(21)	-	(1,631)
Related party assets	174	7,281	(8)	-	7,447	345	-	-	7,792
Accounts payable and accrued expenses	(442)	8,389	(755)	-	7,192	-	(230)	-	6,962
Policy benefits and losses, claims and loss expenses payable	-	6,249	-	-	6,249	(1,881)	1,999	-	6,367
Other policyholders' funds and liabilities	-	-	-	-	-	(1,875)	(146)	-	(2,021)
Deferred income	-	4,050	-	-	4,050	-	-	-	4,050
Related party liabilities	-	197	-	-	197	(487)	(53)	-	(343)
Net cash provided (used) by operating activities	24,929	73,335	5,410	-	103,674	(3,939)	(5,513)	-	94,222

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	-	(120,567)	(2,979)	-	(123,546)	-	-	-	(123,546)
Short term investments	-	-	-	-	-	(10,398)	(41,137)	-	(51,535)
Fixed maturities investments	-	-	-	-	-	(4,392)	(29,255)	-	(33,647)
Preferred stock	-	-	-	-	-	(882)	-	-	(882)
Real estate	-	-	(293)	-	(293)	-	-	-	(293)
Mortgage loans	-	(288)	-	-	(288)	-	-	-	(288)
Proceeds from sales of:
Property, plant and equipment	-	36,988	1,100	-	38,088	-	-	-	38,088
Short term investments	-	-	-	-	-	12,402	48,376	-	60,778
Fixed maturities investments	-	-	-	-	-	7,603	32,969	-	40,572
Real estate	-	-	-	-	-	12	-	-	12
Mortgage loans	-	-	-	-	-	7	728	-	735
Payments from notes and mortgage receivables	-	100	397	-	497	-	-	-	497
Net cash provided (used) by investing activities	-	(83,767)	(1,775)	-	(85,542)	4,352	11,681	-	(69,509)
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
	(page 2 of 2)
(a) Balance for the period ended March 31, 2009

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

12. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended June 30, 2010
Total revenues	$549,783	$36,164	$585,947
Depreciation and amortization, net of (gains) losses on disposals	45,037	1,745	46,782
Interest expense	21,310	154	21,464
Pretax earnings	99,882	6,763	106,645
Income tax expense	38,151	1,992	40,143
Identifiable assets	3,758,773	120,767	3,879,540

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended June 30, 2009
Total revenues	$490,887	$29,772	$520,659
Depreciation and amortization, net of (gains) losses on disposals	59,387	1,747	61,134
Interest expense	23,081	140	23,221
Pretax earnings	33,071	2,904	35,975
Income tax expense	12,555	988	13,543
Identifiable assets	3,730,675	108,774	3,839,449

13. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended June 30,
	2010	2009
	(Unaudited)
	(In thousands)
Service cost for benefits earned during the period	$115	$105
Interest cost on accumulated postretirement benefit	142	151
Other components	(9)	(26)
Net periodic postretirement benefit cost	$248	$230

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table represents the financial assets and liabilities on the condensed consolidated balance sheet at June 30, 2010 that are subject to ASC 820 and the valuation approach applied to each of these items.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited)
	(In thousands)
Assets
Short-term investments	$307,753	$307,753	$-	$-
Fixed maturities - available for sale	554,638	384,903	166,657	3,078
Preferred stock	21,905	21,905	-	-
Common stock	21,181	21,181	-	-
Less: Preferred stock of AMERCO held by subsidiaries	(4,162)	(4,162)	-	-
Total	$901,315	$731,580	$166,657	$3,078

Liabilities
Guaranteed residual values of TRAC leases	$-	$-	$-	$-
Derivatives	66,142	-	66,142	-
Total	$66,142	$-	$66,142	$-

The following table represents the fair value measurements at June 30, 2010 using significant unobservable inputs (Level 3).

	Fixed Maturities - Auction Rate Securities	Fixed Maturities - Asset Backed Securities	Total
	(Unaudited)
	(In thousands)
Balance at March 31, 2010	$1,673	$1,615	$3,288

Transfers into Level 3 (a)	43	-	43
Fixed Maturities - Auction Rate Securities gain (unrealized)	2	-	2
Fixed Maturities - Asset Backed Securities loss (unrealized)	-	(160)	(160)
Securities called at par	-	(95)	(95)
Balance at June 30, 2010	$1,718	$1,360	$3,078

(a) Reflects the transfer of auction rate securities for which no meaningful market rate bids are currently available. The valuation of these assets was based on a pricing matrix system as determined by the custodian of these securities.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our results of operations for the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010 which is followed by an analysis of changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources and Disclosures about Contractual Obligations and Commercial Commitments. We conclude this MD&A by discussing our outlook for the remainder of fiscal 2011.

This MD&A should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including the Notes to Condensed Consolidated Financial Statements. The various sections of this MD&A contain a number of forward-looking statements, as discussed under the caption Cautionary Statements Regarding Forward-Looking Statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing or in our most recent Annual Report on Form 10-K for the year ended March 31, 2010. Our actual results may differ materially from these forward-looking statements.

The first fiscal quarter for AMERCO ends on the 30th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31st of March for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. The Company discloses any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2010 and 2009 correspond to fiscal 2011 and 2010 for AMERCO.

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

Description of Operating Segments

AMERCO’s three reportable segments are:

•	Moving and Storage, comprised of AMERCO, U-Haul, and Real Estate and the subsidiaries of U-Haul and Real Estate,

•	Property and Casualty Insurance, comprised of RepWest and its subsidiaries and ARCOA, and

•	Life Insurance, comprised of Oxford and its subsidiaries.

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

eMove is an online marketplace that connects consumers to independent Moving Help™ service providers and over 5,100 independent Self-Storage Affiliates. Our network of customer rated affiliates provides pack and load help, cleaning help, self-storage and similar services, all over North America. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

For sixty five years, U-Haul has incorporated sustainable practices into its everyday operations. We believe that our basic business premise of equipment sharing helps reduce greenhouse gas emissions and reduces the need for total large capacity vehicles. We remain focused on reducing waste and are dedicated to manufacturing reusable components and recyclable products. We believe that our commitment to sustainability, through our products and services and everyday operations has helped us to reduce our impact on the environment.

Property and Casualty Insurance Operating Segment

Our Property and Casualty Insurance operating segment provides loss adjusting and claims handling for U-Haul through regional offices across North America. Property and Casualty Insurance also underwrites components of the Safemove, Safetow, Super Safemove and Safestor protection packages to U-Haul customers. We continue to focus on increasing the penetration of these products into the moving and storage market. The business plan for Property and Casualty Insurance includes offering property and casualty products in other U-Haul related programs.

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

Principles of Consolidation

The Company applies ASC 810 in its principles of consolidation. ASC 810 addresses arrangements where a company does not hold a majority of the voting or similar interests of a VIE. A company is required to consolidate a VIE if it has determined it is the primary beneficiary. ASC 810 also addresses the policy when a company owns a majority of the voting or similar rights and exercises effective control.

As promulgated by ASC 810, a VIE is not self-supportive due to having one or both of the following conditions: (i) it has an insufficient amount of equity for it to finance its activities without receiving additional subordinated financial support or (ii) its owners do not hold the typical risks and rights of equity owners. This determination is made upon the creation of a variable interest and is re-assessed on an on-going basis should certain changes in the operations of a VIE, or its relationship with the primary beneficiary trigger a reconsideration under the provisions of ASC 810. After a triggering event occurs the most recent facts and circumstances are utilized in determining whether or not a company is a VIE, which other company(s) have a variable interest in the entity, and whether or not the company’s interest is such that it is the primary beneficiary.

In fiscal 2003 and fiscal 2002, SAC Holdings were considered special purpose entities and were consolidated based on the provisions of Emerging Issues Task Force Issue 90-15, Impact of Nonsubstantive Lessors, Residual Value Guarantees and Other Provisions in Leasing Transactions. In fiscal 2004, the Company evaluated its interests in SAC Holdings and the Company concluded that SAC Holdings were VIE’s and that the Company was the primary beneficiary. Accordingly, the Company continued to include SAC Holdings in its consolidated financial statements.

Triggering events in February and March of 2004 and November 2007 required AMERCO to reassess its involvement in specific SAC Holdings entities. During these reassessments it was concluded that AMERCO was no longer the primary beneficiary resulting in the deconsolidation of SAC Holding Corporation in fiscal 2004 and SAC Holding II Corporation in fiscal 2008.

It is possible that SAC Holdings could take actions that would require us to re-determine whether SAC Holdings has become a VIE or whether we have become the primary beneficiary of SAC Holdings. Should this occur, we could be required to consolidate some or all of SAC Holdings with our financial statements.

The condensed consolidated balance sheets as of June 30, 2010 and March 31, 2010 include the accounts of AMERCO and its wholly-owned subsidiaries. The June 30, 2010 and 2009 condensed consolidated statements of operations and cash flows include the accounts of AMERCO and its wholly-owned subsidiaries.

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

In fiscal 2006, management performed an analysis of the expected economic value of new rental trucks and determined that additions to the fleet resulting from purchase should be depreciated on an accelerated method based upon a declining formula. The salvage value and useful life assumptions of the rental truck fleet remain unchanged. Under the declining balances method (2.4 times declining balance), the book value of a rental truck is reduced approximately 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively and then reduced on a straight line basis an additional 10% by the end of year fifteen. Whereas, a standard straight line approach would reduce the book value by approximately 5.3% per year over the life of the truck. For the affected equipment, the accelerated depreciation was $10.4 million and $12.8 million greater than what it would have been if calculated under a straight line approach for the first quarter of fiscal 2011 and 2010, respectively.

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

Insurance reserves for our Property and Casualty Insurance operating segment and U-Haul take into account losses incurred based upon actuarial estimates. These estimates are based on past claims experience and current claim trends as well as social and economic conditions such as changes in legal theories and inflation. Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of the liability for future policy benefits and claims, the amounts to be ultimately paid to settle liabilities cannot be precisely determined and may vary significantly from the estimated liability.

Due to the long tailed nature of the assumed reinsurance and the excess workers compensation lines of insurance that were written by RepWest, it may take a number of years for claims to be fully reported and finally settled.

Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment including but not limited to: ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. The Company’s insurance subsidiaries recognized other-than-temporary impairments $0.1 million for the first quarter of fiscal 2010. There were no write downs in the first quarter of fiscal 2011.

Income Taxes

The Company’s tax returns are periodically reviewed by various taxing authorities. The final outcome of these audits may cause changes that could materially impact our financial results.

AMERCO files a consolidated tax return with all of its legal subsidiaries, except for Dallas General Life Insurance Company, a subsidiary of Oxford, which will file on a stand alone basis until 2012.

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

Subsequent Events

On August 2, 2010, the Board declared a regular quarterly cash dividend of $0.53125 per share on the Company’s Series A Preferred. The dividend will be payable September 1, 2010 to holders of record on August 17, 2010.

The Company’s management has evaluated subsequent events occurring after June 30, 2010, the date of our most recent balance sheet date, through the date our financial statements will be issued. Other than the Series A Preferred dividend, we do not believe any subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

Adoption of New Accounting Pronouncements

ASU 2009-16 formally incorporates into the FASB Codification amendments to Statements of Financial Accounting Standards (“SFAS”) 140 made by SFAS 166 primarily to (1) eliminate the concept of a qualifying special-purpose entity, (2) limit the circumstances under which a financial asset (or portion thereof) should be derecognized when the entire financial asset has not been transferred to a non-consolidated entity, (3) require additional information to be disclosed concerning a transferor's continuing involvement with transferred financial assets, and (4) require that all servicing assets and servicing liabilities be initially measured at fair value. The Company adopted the amendments to ASC 860-10 and ASC 860-50 in the first quarter of fiscal 2011 and they did not have a material impact on our financial statements.

ASU 2009-17 formally incorporates into the FASB Codification amendments to FIN 46(R) made by SFAS 167 to require that a comprehensive qualitative analysis be performed to determine whether a holder of variable interests in a variable interest entity also has a controlling financial interest in that entity. In addition, the amendments require that the same type of analysis be applied to entities that were previously designated as qualified special-purpose entities. The Company adopted the amendments to ASC 810-10 in the first quarter of fiscal 2011 and it did not have a material impact on our financial statements.

ASU 2010-06 formally incorporates into the FASB Codification amendments to SFAS 157. Entities will be required to provide enhanced disclosures about transfers in and out of Level 1 and 2 fair value classifications and separate disclosures about purchases, sales, issuances and settlements relating to the Level 3 fair value classification. The new guidance also clarifies existing fair value disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The Company adopted the amendments to ASC 820-10 for Level 1 and 2 disclosures and for Level 3 disclosures in the first quarter of fiscal 2011 and it did not have a material impact on our financial statements.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or the SEC that are adopted by the Company as of the specified effective date. Unless otherwise discussed, these ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore will have minimal, if any, impact on our financial position or results of operations upon adoption.

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended June 30, 2010 compared with the Quarter Ended June 30, 2009

Listed below on a consolidated basis are revenues for our major product lines for the first quarter of fiscal 2011 and the first quarter of fiscal 2010:

	Quarter Ended June 30,
	2010	2009
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$419,463	$372,941
Self-storage revenues	28,227	27,004
Self-moving and self-storage products and service sales	63,290	57,822
Property management fees	4,536	4,450
Life insurance premiums	37,803	27,604
Property and casualty insurance premiums	6,179	6,215
Net investment and interest income	13,355	13,680
Other revenue	13,094	10,943
Consolidated revenue	$585,947	$520,659

Self-moving equipment rental revenues increased $46.5 million during the first quarter of fiscal 2011, compared with the first quarter of fiscal 2010.  These increases were due to growth in transactions and average revenue per transaction for both In-Town and one-way moves.  Revenue per transaction is influenced by several factors including amount of miles driven, mix of equipment rented and rental rates charged.  With fewer trucks in the fleet this year as compared to the same period last year we were able to improve upon our utilization of the equipment.

Self-storage revenues increased $1.2 million during the first quarter of fiscal 2011, compared with the first quarter of fiscal 2010 due primarily to an increase in the number of rooms rented.  Over the last twelve months we have added over 590,000 net rentable square feet to the storage portfolio while increasing the square footage occupied by nearly the same amount resulting in increased revenue and yet a flat occupancy rate.

Sales of self-moving and self-storage products and services increased $5.5 million during the first quarter of fiscal 2011, compared with the first quarter of fiscal 2010.  We had increases in each of our three major product categories including propane, hitches and towing accessories and moving supplies.

Life insurance premiums increased $10.2 million during the first quarter of fiscal 2011, compared with the first quarter of fiscal 2010 primarily as a result of continued expansion of its final expense life insurance business combined with its single premium whole life product.

Other revenue increased $2.2 million during the first quarter of fiscal 2011, compared with the first quarter of fiscal 2010 primarily from the expansion of new business initiatives including our U-BoxTM program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $585.9 million for the first quarter of fiscal 2011, compared with $520.7 million for the first quarter of fiscal 2010.

Listed below are revenues and earnings from operations at each of our operating segments for the first quarter of fiscal 2011 and the first quarter of fiscal 2010. The insurance companies first quarters ended March 31, 2010 and 2009:

	Quarter Ended June 30,
	2010	2009
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$535,158	$479,673
Earnings from operations	126,435	57,777
Property and casualty insurance
Revenues	8,094	8,051
Earnings from operations	1,397	1,427
Life insurance
Revenues	43,842	33,872
Earnings from operations	3,403	2,578
Eliminations
Revenues	(1,147)	(937)
Earnings from operations	(3,126)	(2,586)
Consolidated results
Revenues	585,947	520,659
Earnings from operations	128,109	59,196

Total costs and expenses decreased $3.6 million during the first quarter of fiscal 2011, compared with the first quarter of fiscal 2010. Operating expenses for Moving and Storage decreased $6.5 million due to improvements in maintenance and repair costs and reduced liability costs associated with the rental equipment fleet. Maintenance and repair has been positively influenced by the retirement of older equipment from our truck fleet. Liability costs have improved as expected losses from prior years continue to develop positively. Depreciation expense decreased $14.6 million due to a decline in the amount of new equipment added along with the aging of the current fleet. Also included in this decrease is a $9.7 million improvement in the gain on disposal of property, plant and equipment. Cost of sales and commission expenses increased in relation to the associated revenues.

Total costs and expenses for Life Insurance increased $9.1 million due to additional insurance reserves and commissions associated with the increase in new business.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $128.1 million for the first quarter of fiscal 2011, compared with $59.2 million for the first quarter of fiscal 2010.

Interest expense for the first quarter of fiscal 2011 was $21.5 million, compared with $23.2 million for the first quarter of fiscal 2010.

Income tax expense was $40.1 million for the first quarter of fiscal 2011, compared with $13.5 million for first quarter of fiscal 2010 due to higher pretax earnings for the first quarter of fiscal 2011.

Dividends accrued on our Series A Preferred were $3.2 million for the first quarter of fiscal 2011 and 2010.

As a result of the above mentioned items, earnings available to common shareholders were $63.3 million for the first quarter of fiscal 2011, compared with $19.5 million for the first quarter of fiscal 2010.

Basic and diluted earnings per share for the first quarter of fiscal 2011 were $3.26, compared with $1.01 for the first quarter of fiscal 2010.

The weighted average common shares outstanding basic and diluted were 19,414,815 for the first quarter of fiscal 2011, compared with 19,369,591 for the first quarter of fiscal 2010.

Moving and Storage

Quarter Ended June 30, 2010 compared with the Quarter Ended June 30, 2009

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first quarter of fiscal 2011 and the first quarter of fiscal 2010:

	Quarter Ended June 30,
	2010	2009
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$419,880	$373,255
Self-storage revenues	28,227	27,004
Self-moving and self-storage products and service sales	63,290	57,822
Property management fees	4,536	4,450
Net investment and interest income	6,290	6,609
Other revenue	12,935	10,533
Moving and Storage revenue	$535,158	$479,673

Self-moving equipment rental revenues increased $46.6 million during the first quarter of fiscal 2011, compared with the first quarter of fiscal 2010.  These increases were due to growth in transactions and average revenue per transaction for both In-Town and one-way moves.  Revenue per transaction is influenced by several factors including amount of miles driven, mix of equipment rented and rental rates charged.  With fewer trucks in the fleet this year as compared to the same period last year we were able to improve upon our utilization of the equipment.

Self-storage revenues increased $1.2 million during the first quarter of fiscal 2011, compared with the first quarter of fiscal 2010 due primarily to an increase in the number of rooms rented.  Over the last twelve months we have added over 590,000 net rentable square feet to the storage portfolio while increasing the square footage occupied by nearly the same amount resulting in increased revenue and yet a flat occupancy rate.

Sales of self-moving and self-storage products and services increased $5.5 million during the first quarter of fiscal 2011, compared with the first quarter of fiscal 2010.  We had increases in each of our three major product categories including propane, hitches and towing accessories and moving supplies.

Other revenue increased $2.4 million during the first quarter of fiscal 2011, compared with the first quarter of fiscal 2010 primarily from the expansion of new business initiatives including our U-BoxTM program.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended June 30,
	2010	2009
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of June 30	146	139
Square footage as of June 30	11,864	11,272
Average number of rooms occupied	110	105
Average occupancy rate based on room count	75.8%	75.9%
Average square footage occupied	9,220	8,697

Total costs and expenses decreased $12.7 million during the first quarter of fiscal 2011, compared with the first quarter of fiscal 2010. Operating expenses for Moving and Storage decreased $6.5 million due to improvements in maintenance and repair costs and reduced liability costs associated with the rental equipment fleet.  Maintenance and repair has been positively influenced by the retirement of older equipment from our truck fleet.  Liability costs have improved as expected losses from prior years continue to develop positively.  Depreciation expense decreased $14.6 million due to a decline in the amount of new equipment added along with the aging of the current fleet. Also included in this decrease is a $9.7 million improvement in the gain on disposal of property, plant and equipment.  Cost of sales and commission expenses increased in relation to the associated revenues.

Equity in the earnings of AMERCO’s insurance subsidiaries increased $0.5 million for the first quarter of fiscal 2011, compared with the first quarter of fiscal 2010.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $126.4 million for the first quarter of fiscal 2011, compared with $57.8 million for the first quarter of fiscal 2010.

Property and Casualty Insurance

Quarter Ended March 31, 2010 compared with the Quarter Ended March 31, 2009

Net premiums were $6.2 million for the quarters ended March 31, 2010 and 2009.

Net investment income was $1.9 million and $1.8 million for the quarters ended March 31, 2010 and 2009, respectively.

Net operating expenses were $2.8 million and $3.3 million for the quarters ended March 31, 2010 and 2009, respectively. The decrease was a result of consolidating claims offices which reduced operating expenses by $0.4 million.

Benefits and losses incurred were $3.9 million and $3.4 million for the quarters ended March 31, 2010 and 2009, respectively.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $1.4 million for the quarters ended March 31, 2010 and 2009.

Life Insurance

Quarter Ended March 31, 2010 compared with the Quarter Ended March 31, 2009

Net premiums were $37.8 million and $27.6 million for the quarters ended March 31, 2010 and 2009, respectively. Life insurance premiums increased by $12.4 million primarily as a result of sales of the Company’s single premium life product. This was offset by a decrease in Medicare supplement premiums of $1.2 million due to decrements in excess of new sales and premium rate increases.

Net investment income was $5.5 million for the quarters ended March 31, 2010 and 2009.

Net operating expenses were $6.7 million and $5.0 million for the quarters ended March 31, 2010 and 2009, respectively. The growth was a result of increased commissions paid on expanded sales of the single premium life product. This was partially offset by a reduction of Medicare supplement commissions.

Benefits and losses incurred were $31.5 million and $24.3 million for the quarters ended March 31, 2010 and 2009, respectively. Life insurance benefits increased $10.8 million due to the increase in reserves related to sales of the Company’s single premium life product and additional claims on a larger volume of inforce business; offset by a decrease in Medicare supplement benefits of $2.4 million.

Amortization of deferred acquisition costs and the value of business acquired were $2.2 million and $1.9 million for the quarters ended March 31, 2010 and 2009, respectively.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $3.4 million and $2.6 million for the quarters ended March 31, 2010 and 2009, respectively.

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

At June 30, 2010, cash and cash equivalents totaled $288.1 million, compared with $244.1 million on March 31, 2010. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). As of June 30, 2010 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and obligations of each operating segment were:

	Moving & Storage	Property and Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$254,776	$20,388	$12,950
Other financial assets	362,577	376,005	568,645
Debt obligations	1,338,636	-	-

(a) As of March 31, 2010

Our Moving and Storage segment (AMERCO, U-Haul and Real Estate) had cash available under existing credit facilities of $173.5 million, and also available was $28.3 million of a term loan to be used for new equipment purchases.

Net cash provided by operating activities increased $79.4 million in the first quarter of fiscal 2011, compared with fiscal 2010 primarily due to improved profitability at the Moving and Storage segment.  This improvement largely came from increased revenues.  Operating cash flows from our Life Insurance segment increased $13.9 million primarily due to new premiums.

Net cash used in investing activities increased $29.3 million in the first quarter of fiscal 2011, compared with fiscal 2010.  Purchases of property, plant and equipment, which are reported net of cash from operating leases, increased $15.4 million.  Cash from new leases decreased $4.8 million and cash used to purchase new rental equipment, invest in construction and real estate decreased $10.6 million.  Cash from the sales of property, plant and equipment increased $9.1 million largely due to improving resale values for pickup and cargo vans and an increase in the number sold.  Cash used for investing activities at the insurance companies increased $20.2 million primarily due to investment in their fixed maturity portfolios.

Net cash used by financing activities decreased $8.2 million in the first quarter of fiscal 2011, as compared with fiscal 2010.  Net annuity withdrawals at Life Insurance decreased $5.0 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily reflected new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2011 the Company will reinvest in its truck and trailer rental fleet approximately $210 million, net of equipment sales and excluding any lease buyouts. Fleet investments in fiscal 2011 and beyond will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2011 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. The Company is funding these development projects through construction loans and internally generated funds. For the first quarter of fiscal 2011, the Company invested approximately $24 million in real estate acquisitions, new construction and renovation and repair.

For fiscal 2011, the timing of new projects will be dependent upon several factors including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the eMove program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment) were $91.7 million and $85.5 million for the first quarter of fiscal 2011 and 2010, respectively. During the first quarter of fiscal 2011 and 2010, the Company entered into $13.6 million and $17.9 million, respectively of new equipment leases.

The Moving and Storage operating segment continues to hold significant cash and has access to additional liquidity. Management may invest these funds in our existing operations, expand our product lines or pursue external opportunities in the self-moving and storage market place or reduce existing indebtedness where possible.

Property and Casualty Insurance

State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Property and Casualty Insurance’s assets are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Stockholder’s equity was $153.7 million and $151.7 million at March 31, 2010 and December 31, 2009, respectively. The increase resulted from earnings of $0.9 million and an increase in the other comprehensive income of $1.1 million. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

The Life Insurance operating segment manages its financial assets to meet policyholder and other obligations including investment contract withdrawals. Life Insurance’s net withdrawals for the quarter ended March 31, 2010 were $5.7 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $177.3 million and $173.2 million at March 31, 2010 and December 31, 2009, respectively. The net increase resulted from earnings of $2.1 million and an increase in other comprehensive income of $1.9 million. Life Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Cash Provided (Used) from Operating Activities by Operating Segments

Moving and Storage

Net cash provided from operating activities was $166.9 million and $103.7 million in the first quarter of fiscal 2011 and 2010, respectively. The increase in self-moving equipment rental revenues and product and service sales was the principal contributor to the increase in operating cash flows.

Property and Casualty Insurance

Net cash used by operating activities was $1.6 million and $3.9 million for the quarters ended March 31, 2010 and 2009, respectively. The decrease was a result of a $1.9 million return of funds held.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolio amounted to $96.7 million and $106.3 million at March 31, 2010 and December 31, 2009, respectively. This balance reflects funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet periodic needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided (used) by operating activities was $8.4 million and ($5.5) million for the quarters ended March 31, 2010 and 2009, respectively. The increase was primarily due to an increase of $9.7 million in net cash received from new sales of our single premium life product.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio. At March 31, 2010 and December 31, 2009, cash and cash equivalents and short-term investments amounted to $31.5 million and $57.5 million, respectively. Management believes that the overall sources of liquidity will continue to meet foreseeable cash needs.

Liquidity and Capital Resources - Summary

We believe we have the financial resources needed to meet our business plans and to meet our business  requirements including capital expenditures for the investment in our rental fleet, rental equipment and storage space, working capital requirements and our preferred stock dividend program.

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment operating leases. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contain provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management feels it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing facilities to meet the current and expected needs of the Company over the next several years. At June 30, 2010, we had cash availability under existing credit facilities of $173.5 million and $28.3 million of a term loan to be used for new equipment purchases. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. Despite the current financial market conditions, we believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 4, Borrowings of the Notes to Condensed Consolidated Financial Statements.

Fair Value of Financial Instruments

On April 1, 2008, assets and liabilities recorded at fair value on the condensed consolidated balance sheets were measured and classified based upon a three tiered approach to valuation. ASC 820 requires that financial assets and liabilities recorded at fair value be classified and disclosed in a Level 1, Level 2 or Level 3 category. For more information, please see Note 14, Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements.

The available-for-sale securities held by the Company are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. At June 30, 2010, we had $3.1 million of available-for-sale assets classified in Level 3.

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

Disclosures about Contractual Obligations and Commercial Commitments

Our estimates as to future contractual obligations have not materially changed from the disclosure included under the subheading Contractual Obligations in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

 Off Balance Sheet Arrangements

The Company uses off-balance sheet arrangements in situations where management believes that the economics and sound business principles warrant their use.

AMERCO utilizes operating leases for certain rental equipment and facilities with terms expiring through 2017, with the exception of one land lease expiring in 2034. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, AMERCO has guaranteed approximately $174.6 million of residual values at June 30, 2010 for these assets at the end of their respective lease terms. AMERCO has been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of AMERCO’s minimum lease payments and residual value guarantees were $517.7 million at June 30, 2010.

Historically, AMERCO has used off-balance sheet arrangements in connection with the expansion of our self-storage business. For more information please see Note 10, Related Party Transactions of the Notes to Condensed Consolidated Financial Statements. These arrangements were primarily used when the Company’s overall borrowing structure was more limited. The Company does not face similar limitations currently and off-balance sheet arrangements have not been utilized in our self-storage expansion in recent years. In the future, the Company will continue to identify and consider off-balance sheet opportunities to the extent such arrangements would be economically advantageous to the Company and its stockholders.

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $8.8 million and $9.7 million from the above mentioned entities during the first quarter of fiscal 2011 and 2010, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $0.6 million for the first quarter of fiscal 2011 and 2010. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At June 30, 2010, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based on equipment rental revenues. The Company paid the above mentioned entities $10.0 million and $9.2 million in commissions pursuant to such dealership contracts during the first quarter of fiscal 2011 and 2010, respectively.

These agreements along with notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $10.2 million, expenses of $0.6 million and cash flows of $11.5 million during the first quarter of fiscal 2011. Revenues and commission expenses related to the Dealer Agreements were $47.5 million and $10.0 million, respectively during the first quarter of fiscal 2011.

During the first quarter of fiscal 2011, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater. Blackwater is wholly-owned by Mark V. Shoen. The Company does not have an equity ownership interest in SAC Holdings. The Company recorded interest income of $4.8 million and $4.7 million, and received cash interest payments of $3.3 million and $2.8 million, from SAC Holdings during the first quarter of fiscal 2011 and 2010, respectively. The largest aggregate amount of notes receivable outstanding during the first quarter of fiscal 2011 was $196.9 million and the aggregate notes receivable balance at June 30, 2010 was $196.7 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturities of these notes are between 2019 and 2024.

Fiscal 2011 Outlook

We will continue to focus our attention on increasing transaction volume and improving pricing, product and utilization for self-moving equipment rentals. Maintaining an adequate level of new investment in our truck fleet is an important component of our plan to meet these goals. Revenue in the U-Move program could be adversely impacted should we fail to execute in any of these areas. Even if we execute our plans, we could see declines in revenues primarily due to the adverse economic conditions that are beyond our control.

We have added new storage locations and expanded at existing locations. In fiscal 2011 we are looking to complete current projects and increase occupancy in our existing portfolio of locations. New projects and acquisitions will be considered and pursued if they fit our long-term plans and meet our financial objectives. The Company will continue to invest capital and resources in the U-BoxTM storage container program throughout fiscal 2011.

The Property and Casualty Insurance operating segment will continue to provide loss adjusting and claims handling for U-Haul and underwrite components of the Safemove, Safetow, Super Safemove and Safestor protection packages to U-Haul customers.

The Life Insurance operating segment is pursuing its goal of expanding its presence in the senior market through the sales of its Medicare supplement, life and annuity policies. This strategy includes growing its agency force, expanding its new product offerings, and pursuing business acquisition opportunities.

Cautionary Statements Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, contains “forward-looking statements” regarding future events and our future results of operations. We may make additional written or oral forward-looking statements from time to time in filings with the SEC or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements may include, but are not limited to, projections of revenues, earnings or loss, estimates of capital expenditures, plans for future operations, products or services, financing needs and plans, our perceptions of our legal positions and anticipated outcomes of government investigations and pending litigation against us, liquidity, goals and strategies, plans for new business, storage occupancy, growth rate assumptions, pricing, costs, and access to capital and leasing markets as well as assumptions relating to the foregoing. The words “believe,” “expect,” “anticipate,” “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation, the risk factors set forth in the section entitled Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, as well as the following: the Company’s ability to operate pursuant to the terms of its credit facilities; the Company’s ability to maintain contracts that are critical to its operations; the costs and availability of financing; the Company’s ability to execute its business plan; the Company’s ability to attract, motivate and retain key employees; general economic conditions; fluctuations in our costs to maintain and update our fleet and facilities; our ability to refinance our debt; changes in government regulations, particularly environmental regulations; our credit ratings; the availability of credit; changes in demand for our products; changes in the general domestic economy; the degree and nature of our competition; the resolution of pending litigation against the Company; changes in accounting standards and other factors described in this report or the other documents we file with the SEC. The above factors, the following disclosures, as well as other statements in this report and in the Notes to Condensed Consolidated Financial Statements, could contribute to or cause such risks or uncertainties, or could cause our stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized. The Company assumes no obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

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

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)

$63,444	(a), (b)	(4,014)	5/10/2006	4/10/2012	5.06%	1 Month LIBOR
65,073	(a), (b)	(5,520)	10/10/2006	10/10/2012	5.57%	1 Month LIBOR
22,238	(a)	(2,423)	7/10/2006	7/10/2013	5.67%	1 Month LIBOR
261,667	(a)	(46,888)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
14,400	(a)	(1,583)	2/12/2007	2/10/2014	5.24%	1 Month LIBOR
9,693	(a)	(1,062)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
9,700	(a)	(1,010)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
13,000	(a), (b)	(810)	8/15/2008	6/15/2015	3.62%	1 Month LIBOR
13,775	(a)	(985)	8/29/2008	7/10/2015	4.04%	1 Month LIBOR
20,611	(a)	(1,687)	9/30/2008	9/10/2015	4.16%	1 Month LIBOR
11,625	(a), (b)	(160)	3/30/2009	4/15/2016	2.24%	1 Month LIBOR

(a) interest rate swap agreement
(b) forward swap

As of June 30, 2010, the Company had approximately $641.7 million of variable rate debt obligations. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $1.4 million annually (after consideration of the effect of the above derivative contracts).

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 6.2% and 5.7% of our revenue was generated in Canada for the first quarter of fiscal 2011 and 2010, respectively. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

For information regarding our legal proceedings please see Note 9, Contingencies of the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

We are not aware of any material updates to the risk factors described in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On December 3, 2008, the Board authorized us, using management’s discretion, to buy back shares from former employees who were participants in our Employee Stock Ownership Plan. To be eligible for consideration, the employees’ respective ESOP account balances must be valued at more than $1,000 at the then-prevailing market prices but have less than 100 shares. No such shares have been purchased.

Between January 1, 2009 and June 30, 2010, our insurance subsidiaries purchased 304,000 shares of Series A Preferred on the open market for $7.1 million. Our insurance subsidiaries may make additional investments in shares of the Series A Preferred in the future.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  (Removed and Reserved)

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

AMERCO

Date:  August 4, 2010                                                                             /s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date:  August 4, 2010                                                               /s/ Jason A. Berg
 Jason A. Berg
 Chief Accounting Officer
 (Principal Financial Officer)