Form 10-Q
period 2010-09-30
AMERCO /NV/
filed 2010-11-03
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from __________________ to __________________

Commission File Number	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.

1-11255	AMERCO	88-0106815
(A Nevada Corporation)
1325 Airmotive Way, Ste. 100
Reno, Nevada 89502-3239
Telephone (775) 688-6300

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of a “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                      Accelerated filer ☑                                Non-accelerated filer ☐                                           Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☑

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at November 1, 2010.

PART I FINANCIAL INFORMATION

ITEM 1.   Financial Statements

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2010	2010
	(Unaudited)
	(In thousands)
ASSETS
Cash and cash equivalents	$329,830	$244,118
Reinsurance recoverables and trade receivables, net	204,274	198,283
Notes and mortgage receivables, net	1,344	1,461
Inventories, net	55,659	52,837
Prepaid expenses	48,404	53,379
Investments, fixed maturities and marketable equities	643,351	549,318
Investments, other	159,795	227,486
Deferred policy acquisition costs, net	37,255	39,194
Other assets	145,304	145,864
Related party assets	294,733	302,126
	1,919,949	1,814,066
Property, plant and equipment, at cost:
Land	226,238	224,904
Buildings and improvements	1,006,101	970,937
Furniture and equipment	330,786	323,334
Rental trailers and other rental equipment	242,455	244,131
Rental trucks	1,559,732	1,529,817
	3,365,312	3,293,123
Less: Accumulated depreciation	(1,345,861)	(1,344,735)
Total property, plant and equipment	2,019,451	1,948,388
Total assets	$3,939,400	$3,762,454
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$328,761	$296,057
Notes, loans and leases payable	1,278,555	1,347,635
Policy benefits and losses, claims and loss expenses payable	856,001	816,909
Liabilities from investment contracts	257,275	268,810
Other policyholders' funds and liabilities	6,624	8,155
Deferred income	27,596	25,207
Deferred income taxes	238,674	186,770
Total liabilities	2,993,486	2,949,543

Commitments and contingencies (notes 4, 8, 9 and 10)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
5,796,000 and 5,992,800 shares issued and outstanding as of September 30 and March 31, 2010	-	-
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of September 30 and March 31, 2010	-	-
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of September 30 and March 31, 2010	-	-
Common stock of $0.25 par value, 150,000,000 shares authorized; 41,985,700
issued as of September 30 and March 31, 2010	10,497	10,497
Additional paid-in capital	416,326	419,811
Accumulated other comprehensive loss	(65,604)	(56,207)
Retained earnings	1,114,310	969,017
Cost of common shares in treasury, net (22,377,912 shares as of September 30 and March 31, 2010)	(525,653)	(525,653)
Unearned employee stock ownership plan shares	(3,962)	(4,554)
Total stockholders' equity	945,914	812,911
Total liabilities and stockholders' equity	$3,939,400	$3,762,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended September 30,
	2010	2009
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$467,128	$427,203
Self-storage revenues	30,647	27,412
Self-moving and self-storage products and service sales	56,821	55,522
Property management fees	4,580	4,478
Life insurance premiums	40,022	28,738
Property and casualty insurance premiums	8,300	7,046
Net investment and interest income	12,874	12,539
Other revenue	16,604	10,986
Total revenues	636,976	573,924

Costs and expenses:
Operating expenses	270,259	273,730
Commission expenses	57,613	51,098
Cost of sales	29,603	28,359
Benefits and losses	37,383	25,807
Amortization of deferred policy acquisition costs	1,876	2,296
Lease expense	37,964	40,026
Depreciation, net of (gains) losses on disposals	44,157	56,790
Total costs and expenses	478,855	478,106

Earnings from operations	158,121	95,818
Interest expense	(21,788)	(23,938)
Pretax earnings	136,333	71,880
Income tax expense	(51,114)	(27,189)
Net earnings	85,219	44,691
Excess (loss) of carrying amount of preferred stock over consideration paid	(140)	48
Less: Preferred stock dividends	(3,101)	(3,212)
Earnings available to common shareholders	$81,978	$41,527
Basic and diluted earnings per common share	$4.22	$2.14
Weighted average common shares outstanding: Basic and diluted	19,427,595	19,382,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended September 30,
	2010	2009
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$886,591	$800,144
Self-storage revenues	58,874	54,416
Self-moving and self-storage products and service sales	120,111	113,344
Property management fees	9,116	8,928
Life insurance premiums	77,825	56,342
Property and casualty insurance premiums	14,479	13,261
Net investment and interest income	26,229	26,219
Other revenue	29,698	21,929
Total revenues	1,222,923	1,094,583

Costs and expenses:
Operating expenses	523,393	532,231
Commission expenses	109,782	95,509
Cost of sales	61,268	58,809
Benefits and losses	72,805	53,501
Amortization of deferred policy acquisition costs	4,069	4,213
Lease expense	76,630	79,299
Depreciation, net of (gains) losses on disposals	88,746	116,007
Total costs and expenses	936,693	939,569

Earnings from operations	286,230	155,014
Interest expense	(43,252)	(47,159)
Pretax earnings	242,978	107,855
Income tax expense	(91,257)	(40,732)
Net earnings	151,721	67,123
Excess (loss) of carrying amount of preferred stock over consideration paid	(171)	371
Less: Preferred stock dividends	(6,257)	(6,453)
Earnings available to common shareholders	$145,293	$61,041
Basic and diluted earnings per common share	$7.48	$3.15
Weighted average common shares outstanding: Basic and diluted	19,421,205	19,375,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Quarter Ended September 30, 2010	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$136,333	$(51,114)	$85,219
Other comprehensive income (loss):
Foreign currency translation	2,097	-	2,097
Unrealized gain on investments	5,575	(1,927)	3,648
Change in fair value of cash flow hedges	(7,485)	2,844	(4,641)
Total comprehensive income	$136,520	$(50,197)	$86,323

Quarter Ended September 30, 2009	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$71,880	$(27,189)	$44,691
Other comprehensive income (loss):
Foreign currency translation	5,674	-	5,674
Unrealized gain on investments	12,790	(4,471)	8,319
Change in fair value of cash flow hedges	(5,395)	2,050	(3,345)
Total comprehensive income	$84,949	$(29,610)	$55,339

Six Months Ended September 30, 2010	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$242,978	$(91,257)	$151,721
Other comprehensive income (loss):
Foreign currency translation	(1,779)	-	(1,779)
Unrealized gain on investments	6,763	(2,249)	4,514
Change in fair value of cash flow hedges	(19,568)	7,436	(12,132)
Total comprehensive income	$228,394	$(86,070)	$142,324

Six Months Ended September 30, 2009	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$107,855	$(40,732)	$67,123
Other comprehensive income (loss):
Foreign currency translation	9,903	-	9,903
Unrealized gain on investments	7,608	(2,662)	4,946
Change in fair value of cash flow hedges	16,974	(6,450)	10,524
Total comprehensive income	$142,340	$(49,844)	$92,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2010	2009
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Net earnings	$151,721	$67,123
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	106,055	117,779
Amortization of deferred policy acquisition costs	4,069	4,213
Change in allowance for losses on trade receivables	(24)	397
Change in allowance for losses on mortgage notes	-	(6)
Change in allowance for inventory reserves	840	1,344
Net gain on sale of real and personal property	(17,309)	(1,772)
Net gain on sale of investments	(1,329)	(401)
Deferred income taxes	57,091	40,431
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(5,969)	11,917
Inventories	(3,662)	7,334
Prepaid expenses	4,975	(2,928)
Capitalization of deferred policy acquisition costs	(7,377)	(6,533)
Other assets	649	6,998
Related party assets	6,710	7,481
Accounts payable and accrued expenses	20,102	(5,893)
Policy benefits and losses, claims and loss expenses payable	39,452	11,991
Other policyholders' funds and liabilities	(1,531)	(3,311)
Deferred income	2,399	(1,946)
Related party liabilities	693	(551)
Net cash provided by operating activities	357,555	253,667

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(274,240)	(175,827)
Short term investments	(109,785)	(144,306)
Fixed maturities investments	(122,504)	(77,106)
Equity securities	(9,043)	-
Preferred stock	(11,902)	-
Real estate	(1,784)	(466)
Mortgage loans	(1,308)	(525)
Proceeds from sale of:
Property, plant and equipment	122,157	88,942
Short term investments	178,461	159,307
Fixed maturities investments	56,841	83,667
Equity securities	133	-
Preferred stock	-	2,236
Real estate	683	-
Mortgage loans	1,421	4,053
Payments from notes and mortgage receivables	117	464
Net cash used by investing activities	(170,753)	(59,561)

Cash flows from financing activities:
Borrowings from credit facilities	134,556	51,921
Principal repayments on credit facilities	(209,420)	(72,695)
Debt issuance costs	(89)	(277)
Capital lease payments	(8,369)	(1,168)
Leveraged Employee Stock Ownership Plan - repayments from loan	592	533
Preferred stock dividends paid	(6,257)	(6,453)
Investment contract deposits	5,875	5,564
Investment contract withdrawals	(17,409)	(28,417)
Net cash used by financing activities	(100,521)	(50,992)

Effects of exchange rate on cash	(569)	1,250

Increase in cash and cash equivalents	85,712	144,364
Cash and cash equivalents at the beginning of period	244,118	240,587
Cash and cash equivalents at the end of period	$329,830	$384,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

1.      Basis of Presentation

AMERCO, a Nevada corporation (“AMERCO”), has a second fiscal quarter that ends on the 30th of September for each year that is referenced. Our insurance company subsidiaries have a second quarter that ends on the 30th of June for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. The Company discloses any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2010 and 2009 correspond to fiscal 2011 and 2010 for AMERCO.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars. Certain amounts reported in previous years have been reclassified to conform to the current presentation.

The condensed consolidated balance sheet as of September 30, 2010 and the related condensed consolidated statements of operations for the second quarter and the first six months and the cash flows for the first six months ended fiscal 2011 and 2010 are unaudited.

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

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares net of shares committed to be released were 173,803 and 219,432 as of September 30, 2010 and September 30, 2009, respectively.

5,796,000 and 6,033,900 shares of preferred stock have been excluded from the weighted average shares outstanding calculation as of September 30, 2010 and 2009, respectively because they are not common stock and they are not convertible into common stock.

From January 1, 2009 through March 31, 2010, our insurance subsidiaries purchased 166,000 shares of our Series A 8½% Preferred Stock (“Series A Preferred”) on the open market for $3.6 million. Between April 1, 2010 and September 30, 2010 they acquired an additional 138,000 shares for $3.5 million. Our insurance subsidiaries may make additional investments in shares of the Series A Preferred in the future. Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260 - Earnings Per Share, for earnings per share purposes, we recognize the excess or deficit of the carrying amount of the Series A Preferred over the fair value of the consideration paid. In the first six months of fiscal 2011 this resulted in a $0.2 million charge to net earnings as the amount paid by the insurance companies exceeded the carrying value, net of a prorated portion of original issue costs of the preferred stock. In the first six months of fiscal 2010 we recognized a $0.4 million gain as the amount paid was less than our adjusted carrying value.

3. Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company deposits bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $15.0 million at September 30, 2010.

Available-for-Sale Investments

Available-for-sale investments at September 30, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$66,389	$2,947	$(47)	$-	$69,289
U.S. government agency mortgage-backed securities	79,258	6,935	(3)	(11)	86,179
Obligations of states and political subdivisions	27,389	580	(988)	(942)	26,039
Corporate securities	386,103	24,477	(924)	(792)	408,864
Mortgage-backed securities	8,064	280	(304)	-	8,040
Redeemable preferred stocks	30,626	1,139	(1,924)	(191)	29,650
Common stocks	27,290	2,204	-	(6,634)	22,860
Less: Preferred stock of AMERCO held by subsidiaries	(7,079)	(491)	-	-	(7,570)
	$618,040	$38,071	$(4,190)	$(8,570)	$643,351

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The table on the previous page includes gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

The Company sold available-for-sale securities with a fair value of $56.8 million during the first six months of fiscal 2011. The gross realized gains on these sales totaled $1.4 million.

The unrealized losses of more than twelve months in the available-for-sale table are considered temporary declines. The Company tracks each investment with an unrealized loss and evaluates them on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments had declines determined by management to be other-than-temporary and the Company recognized these write-downs through earnings in the amount $0.3 million for the second quarter of fiscal 2010 and $0.4 million for the first six months of fiscal 2010. There were no write downs in the second quarter or for the first six months of fiscal 2011.

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

Credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income were as follows:

Credit Loss
(Unaudited)
(In thousands)
Balance at March 31, 2010	$552
Additions:
Other-than-temporary impairment not previously recognized	-
Balance at June 30, 2010	$552
Additions:
Other-than-temporary impairment not previously recognized	-
Balance at September 30, 2010	$552

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The adjusted cost and estimated market value of available-for-sale investments at September 30, 2010, by contractual maturity, were as follows:

	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)
Due in one year or less	$42,570	$43,308
Due after one year through five years	177,498	185,834
Due after five years through ten years	125,538	133,933
Due after ten years	213,533	227,296
	559,139	590,371

Mortgage backed securities	8,064	8,040
Redeemable preferred stocks	30,626	29,650
Equity securities	27,290	22,860
Less: Preferred stock of AMERCO held by subsidiaries	(7,079)	(7,570)
	$618,040	$643,351

4. Borrowings

Long-Term Debt

Long-term debt was as follows:

			September 30,	March 31,
	2011 Rate (a)	Maturities	2010	2010
			(Unaudited)
			(In thousands)
Real estate loan (amortizing term)	6.93%	2018	$260,000	$265,000
Real estate loan (revolving credit)	-	2018	-	86,000
Real estate loan (amortizing term)	5.00%	2011	11,420	31,865
Senior mortgages	5.47% - 6.13%	2015 - 2016	482,823	489,186
Working capital loan (revolving credit)	-	2011	-	15,000
Fleet loans (amortizing term)	4.78% - 7.95%	2012 - 2017	345,810	276,222
Fleet loans (securitization)	5.56%	2014	127,267	143,170
Other obligations	3.25% - 9.50%	2011 - 2017	51,235	41,192
Total notes, loans and leases payable			$1,278,555	$1,347,635

(a) Interest rate as of September 30, 2010, including the effect of applicable hedging instruments.

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. The loan has a final maturity date of August 2018. The loan is comprised of a term loan facility with initial availability of $300.0 million and a revolving credit facility with an availability of $200.0 million. As of September 30, 2010, the outstanding balance on the Real Estate Loan was $260.0 million and the Company had the full $200.0 million available to be drawn on the revolving credit facility. U-Haul International, Inc. is a guarantor of this loan.

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

The interest rate for the amortizing term portion, per the provisions of the amended Loan Agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At September 30, 2010, the applicable LIBOR was 0.26% and the applicable margin was 1.50%, the sum of which was 1.76%. The rate on the term facility portion of the loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin.

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

Amerco Real Estate Company and a subsidiary of U-Haul International, Inc. entered into a revolving credit construction loan effective June 29, 2006. This loan was modified and extended on June 25, 2010. The loan is comprised of a term loan facility and a revolving credit facility with combined availability of $20 million and a final maturity of June 2011. As of September 30, 2010, the outstanding balance was $11.4 million.

This Real Estate Loan requires monthly principal and interest payments with the unpaid principal and any accrued and unpaid interest due at maturity. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 3.00%. At September 30, 2010, the applicable LIBOR floor was 2.00% and the margin was 3.00%, the sum of which was 5.00%. U-Haul International, Inc. and AMERCO are guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgage loan balances as of September 30, 2010 were in the aggregate amount of $426.8 million and are due July 2015. The Senior Mortgages require average monthly principal and interest payments of $3.0 million with the unpaid loan balance and accrued and unpaid interest due at maturity. These senior mortgages are secured by certain properties owned by the borrowers. The interest rates, per the provisions of these senior mortgages, are 5.68% and 5.52% per annum. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of these senior mortgages. The default provisions of these senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Various subsidiaries of the Company are borrowers under the mortgage backed loans that we also classify as senior mortgages. These loans are secured by certain properties owned by the borrowers. The loan balance of these notes totals $56.0 million as of September 30, 2010. These loans mature in 2015 and 2016. Rates for these loans range from 5.47% to 6.13%. The loans require monthly principal and interest payments with the balances due upon maturity. The default provisions of the loans include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Working Capital Loans

Amerco Real Estate Company is a borrower under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $25.0 million. At September 30, 2010, the Company had the full $25.0 million available to be drawn. The loan is secured by certain properties owned by the borrower. The loan agreement provides for revolving loans, subject to the terms of the loan agreement with final maturity in November 2011. The loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. U-Haul International, Inc. and AMERCO are the guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 1.50%.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under amortizing term loans. The balance of the loans as of September 30, 2010 was $262.9 million with the final maturities between April 2012 and July 2017.

The Amortizing Loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the Loan Agreements, are the applicable LIBOR plus a margin between 0.90% and 2.63%. At September 30, 2010, the applicable LIBOR was 0.26% and applicable margins were between 1.13% and 2.63%. The interest rates are hedged with interest rate swaps fixing the rates between 4.78% and 7.32% based on current margins. Additionally, $20.2 million of these loans are carried at a fixed rate of 7.95%.

AMERCO and U-Haul International, Inc. are guarantors of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

On December 31, 2009 a subsidiary of U-Haul International, Inc. entered into an $85.0 million term note that will be used to fund cargo van and pickup acquisitions for the next three years. The loan has a final maturity of September 2013.  The agreement contains options to extend the maturity. The note will be secured by the purchased equipment and the corresponding operating cash flows associated with their operation.  At September 30, 2010, the applicable LIBOR was 0.29% and the applicable margin was 4.50%, the sum of which was 4.79%.  At September 30, 2010 the Company had drawn $82.9 million on this loan.

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

The Box Truck Note has a fixed interest rate of 5.56% with an estimated final maturity of February 2014. At September 30, 2010, the outstanding balance was $127.3 million. The note is secured by the box trucks that were purchased and the corresponding operating cash flows associated with their operation.

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

Other Obligations

The Company entered into capital leases for new equipment between April 2008 and July 2010, with terms of the leases between 3 and 7 years. At September 30, 2010, the balance of these leases was $46.6 million.

In January 2010, the Company entered into a $0.5 million premium financing arrangement for two years expiring in December 2011 with a fixed rate of 3.37%. The Company entered into $7.5 million of premium financing arrangements for one year expiring in March and April 2011 at rates between 3.25% and 5.50%. At September 30, 2010, the outstanding balance was $4.6 million.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Annual Maturities of Notes, Loans and Leases Payable

The annual maturities of long-term debt as of September 30, 2010 for the next five years and thereafter are as follows:

	Year Ending September 30,
	2011	2012	2013	2014	2015	Thereafter
	(Unaudited)
	(In thousands)
Notes, loans and leases payable, secured	$98,380	$162,003	$161,140	$147,804	$450,220	$259,008

5. Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Quarter Ended September 30,
	2010	2009
	(Unaudited)
	(In thousands)
Interest expense	$14,586	$16,217
Capitalized interest	(122)	(142)
Amortization of transaction costs	1,049	1,224
Interest expense resulting from derivatives	6,275	6,639
Total interest expense	$21,788	$23,938

	Six Months Ended September 30,
	2010	2009
	(Unaudited)
	(In thousands)
Interest expense	$29,011	$32,276
Capitalized interest	(269)	(293)
Amortization of transaction costs	2,154	2,409
Interest expense resulting from derivatives	12,356	12,767
Total interest expense	$43,252	$47,159

Interest paid in cash by AMERCO, including payments related to derivative contracts, amounted to $19.2 million and $21.4 million for the second quarter of fiscal 2011 and 2010, respectively and $38.8 million and $43.1 million for the first six months of fiscal 2011 and 2010, respectively.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Original variable rate debt amount		Agreement Date	Effective Date	Expiration Date	Designated cash flow hedge date
(Unaudited)
(In millions)
$142.3	(a), (b)	11/15/2005	5/10/2006	4/10/2012	5/31/2006
50.0	(a)	6/21/2006	7/10/2006	7/10/2013	6/9/2006
144.9	(a), (b)	6/9/2006	10/10/2006	10/10/2012	6/9/2006
300.0	(a)	8/16/2006	8/18/2006	8/10/2018	8/4/2006
30.0	(a)	2/9/2007	2/12/2007	2/10/2014	2/9/2007
20.0	(a)	3/8/2007	3/12/2007	3/10/2014	3/8/2007
20.0	(a)	3/8/2007	3/12/2007	3/10/2014	3/8/2007
19.3	(a), (b)	4/8/2008	8/15/2008	6/15/2015	3/31/2008
19.0	(a)	8/27/2008	8/29/2008	7/10/2015	4/10/2008
30.0	(a)	9/24/2008	9/30/2008	9/10/2015	9/24/2008
15.0	(a), (b)	3/24/2009	3/30/2009	4/15/2016	3/25/2009
14.7	(a)	7/6/2010	8/15/2010	7/15/2017	7/6/2010

(a) interest rate swap agreement
(b) forward swap

As of September 30, 2010, the total notional amount of the Company’s variable interest rate swaps was $508.1 million.

The derivative fair values located in Accounts payable and accrued expenses in the balance sheets were as follows:

	Liability Derivatives Fair Value as of
	September 30, 2010	March 31, 2010
	(Unaudited)
	(In thousands)
Interest rate contracts designated as hedging instruments	$73,654	$54,239

	The Effect of Interest Rate Contracts on the Statements of Operations
	September 30, 2010	September 30, 2009
	(Unaudited)
	(In thousands)
Loss recognized in income on interest rate contracts	$12,356	$12,767
(Gain) loss recognized in AOCI on interest rate contracts (effective portion)	$19,568	$(16,973)
Loss reclassified from AOCI into income (effective portion)	$12,509	$13,602
(Gain) loss recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$(153)	$(835)

Gains or losses recognized in income on derivatives are recorded as interest expense in the statements of operations.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended September 30,
	2010	2009
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	1.82%	1.78%
Interest rate at the end of the quarter	-	1.75%
Maximum amount outstanding during the quarter	$75,000	$195,000
Average amount outstanding during the quarter	$33,804	$186,033
Facility fees	$57	$238

	Revolving Credit Activity
	Six Months Ended September 30,
	2010	2009
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the first six months	1.81%	1.84%
Interest rate at the end of the first six months	-	1.75%
Maximum amount outstanding during the first six months	$111,000	$207,280
Average amount outstanding during the first six months	$59,585	$195,580
Facility fees	$113	$480

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

Between January 1, 2009 and September 30, 2010, our insurance subsidiaries purchased 304,000 shares of Series A Preferred on the open market for $7.1 million. Our insurance subsidiaries may make additional investments in shares of the Series A Preferred in the future.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7. Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Gain on Investments	Fair Market Value of Cash Flow Hedges	Postretirement Benefit Obligation Gain	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)
Balance at March 31, 2010	$(29,142)	$5,931	$(33,933)	$937	$(56,207)
Foreign currency translation	(1,779)	-	-	-	(1,779)
Unrealized gain on investments	-	4,514	-	-	4,514
Change in fair value of cash flow hedges	-	-	(12,132)	-	(12,132)
Balance at September 30, 2010	$(30,921)	$10,445	$(46,065)	$937	$(65,604)

8. Contingent Liabilities and Commitments

The Company leases a portion of its rental equipment and certain of its facilities under operating leases with terms that expire at various dates substantially through 2017, with the exception of one land lease expiring in 2034. As of September 30, 2010, AMERCO has guaranteed $170.7 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, the Company has the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. AMERCO has been leasing equipment since 1987 and has experienced no material losses relating to these types of residual value guarantees.

Lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
	(Unaudited)
		(In thousands)
Year-ended September 30:
2011	$14,800	$113,164	$127,964
2012	14,066	99,791	113,857
2013	13,359	80,128	93,487
2014	8,820	60,881	69,701
2015	669	37,413	38,082
Thereafter	5,672	8,862	14,534
Total	$57,386	$400,239	$457,625

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

Based upon the information currently available to Real Estate, compliance with the environmental laws and its share of the costs of investigation and cleanup of known hazardous waste sites are not expected to result in a material adverse effect on AMERCO’s financial position or results of operations. Real Estate expects to spend approximately $2.6 million in total through fiscal 2011 to remediate these properties.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Other

The Company is named as a defendant in various other litigation and claims arising out of the normal course of business. In management’s opinion, none of these other matters will have a material effect on the Company’s financial position and results of operations.

10. Related Party Transactions

As set forth in the Audit Committee Charter and consistent with Nasdaq Listing Rules, the Audit Committee reviews and maintains oversight over related party transactions which are required to be disclosed under the Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, all such related party transactions are submitted to the Audit Committee for ongoing review and oversight. The Company’s internal processes ensure that the Company’s legal and finance departments identify and monitor potential related party transactions which may require disclosure and Audit Committee oversight.

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

During the first six months of fiscal 2011, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. The Company does not have an equity ownership interest in SAC Holdings. The Company recorded interest income of $9.6 million and $9.4 million, and received cash interest payments of $8.8 million and $6.8 million, from SAC Holdings during the first six months of fiscal 2011 and 2010, respectively. The largest aggregate amount of notes receivable outstanding during the first six months of fiscal 2011 was $196.9 million and the aggregate notes receivable balance at September 30, 2010 was $196.6 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturities of these notes are between 2019 and 2024.

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

During the first six months of fiscal 2011, AMERCO and U-Haul held various junior notes issued by Private Mini Storage Realty, L.P. (“Private Mini”). The equity interests of Private Mini are ultimately controlled by Blackwater. The Company recorded interest income of $2.7 million and $2.6 million and received cash interest payments of $2.8 million and $2.6 million from Private Mini during the first six months of fiscal 2011 and 2010, respectively. The largest aggregate amount outstanding during the first six months of fiscal 2011 was $67.3 million. The balance of notes receivable from Private Mini at September 30, 2010 was $66.8 million.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $13.5 million and $14.3 million from the above mentioned entities during the first six months of fiscal 2011 and 2010, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $1.2 million in the first six months of fiscal 2011 and 2010. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At September 30, 2010, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based upon equipment rental revenues. The Company paid the above mentioned entities $21.4 million and $19.6 million in commissions pursuant to such dealership contracts during the first six months of fiscal 2011 and 2010, respectively.

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $21.4 million, expenses of $1.2 million and cash flows of $24.5 million during the first six months of fiscal 2011. Revenues and commission expenses related to the Dealer Agreements were $101.4 million and $21.4 million, respectively during the first six months of fiscal 2011.

Between January 1, 2009 and September 30, 2010, our insurance subsidiaries purchased 304,000 shares of Series A Preferred on the open market for $7.1 million. Our insurance subsidiaries may make additional investments in shares of the Series A Preferred in the future.

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

The Company has not provided financial or other support explicitly or implicitly during the first six months ended September 30, 2010 to any of these entities that it was not previously contractually required to provide. The carrying amount and classification of the assets and liabilities in the Company’s balance sheet that relate to the Company’s variable interests in the aforementioned entities are as follows, which approximate the maximum exposure to loss as a result of the Company’s involvement with these entities:

Related Party Assets

	September 30,	March 31,
	2010	2010
	(Unaudited)
	(In thousands)
U-Haul notes, receivables and interest from Private Mini	$69,407	$69,867
U-Haul notes receivable from SAC Holdings	196,575	196,903
U-Haul interest receivable from SAC Holdings	14,559	13,775
U-Haul receivable from SAC Holdings	11,224	15,780
U-Haul receivable from Mercury	2,607	6,138
Other (a)	361	(337)
	$294,733	$302,126

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of September 30, 2010 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$184,013	$102,102	$750	$-		$286,865	$29,108	$13,857	$-		$329,830
Reinsurance recoverables and trade receivables, net	-	20,229	-	-		20,229	171,711	12,334	-		204,274
Notes and mortgage receivables, net	-	335	1,009	-		1,344	-	-	-		1,344
Inventories, net	-	55,659	-	-		55,659	-	-	-		55,659
Prepaid expenses	-	47,787	617	-		48,404	-	-	-		48,404
Investments, fixed maturities and marketable equities	20,032	-	-	-		20,032	129,416	501,473	(7,570)	(d)	643,351
Investments, other	-	2,016	14,637	-		16,653	71,840	71,302	-		159,795
Deferred policy acquisition costs, net	-	-	-	-		-	-	37,255	-		37,255
Other assets	37,798	79,963	26,635	-		144,396	598	310	-		145,304
Related party assets	1,149,010	239,447	43	(1,092,184)	(c)	296,316	3,564	-	(5,147)	(c)	294,733
	1,390,853	547,538	43,691	(1,092,184)		889,898	406,237	636,531	(12,717)		1,919,949

Investment in subsidiaries	(159,389)	-	-	497,926	(b)	338,537	-	-	(338,537)	(b)	-

Property, plant and equipment, at cost:
Land	-	44,696	181,542	-		226,238	-	-	-		226,238
Buildings and improvements	1	171,011	835,089	-		1,006,101	-	-	-		1,006,101
Furniture and equipment	245	312,351	18,190	-		330,786	-	-	-		330,786
Rental trailers and other rental equipment	-	242,455	-	-		242,455	-	-	-		242,455
Rental trucks	-	1,559,732	-	-		1,559,732	-	-	-		1,559,732
	246	2,330,245	1,034,821	-		3,365,312	-	-	-		3,365,312
Less: Accumulated depreciation	(218)	(1,007,381)	(338,262)	-		(1,345,861)	-	-	-		(1,345,861)
Total property, plant and equipment	28	1,322,864	696,559	-		2,019,451	-	-	-		2,019,451
Total assets	$1,231,492	$1,870,402	$740,250	$(594,258)		$3,247,886	$406,237	$636,531	$(351,254)		$3,939,400

(a) Balances as of June 30, 2010
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables
(d) Eliminate intercompany preferred stock investment

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating balance sheets by industry segment as of September 30, 2010 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$8,466	$310,965	$4,157	$-		$323,588	$-	$5,173	$-			$328,761
Notes, loans and leases payable	-	563,282	715,273	-		1,278,555	-	-	-			1,278,555
Policy benefits and losses, claims and loss expenses payable	-	396,298	-	-		396,298	275,310	184,393	-			856,001
Liabilities from investment contracts	-	-	-	-		-	-	257,275	-			257,275
Other policyholders' funds and liabilities	-	-	-	-		-	4,656	1,968	-			6,624
Deferred income	-	27,596	-	-		27,596	-	-	-			27,596
Deferred income taxes	265,752	-	-	-		265,752	(31,227)	4,321	(172)	(d)		238,674
Related party liabilities	-	917,793	177,176	(1,092,184)	(c)	2,785	2,256	106	(5,147)	(c)		-
Total liabilities	274,218	2,215,934	896,606	(1,092,184)		2,294,574	250,995	453,236	(5,319)			2,993,486

Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-		-	-	-	-			-
Series B preferred stock	-	-	-	-		-	-	-	-			-
Series A common stock	-	-	-	-		-	-	-	-			-
Common stock	10,497	540	1	(541)	(b)	10,497	3,301	2,500	(5,801)	(b)		10,497
Additional paid-in capital	423,622	121,230	147,941	(269,171)	(b)	423,622	89,620	26,271	(123,187)	(b,d	)	416,326
Accumulated other comprehensive income (loss)	(65,285)	(76,049)	-	76,049	(b)	(65,285)	1,594	11,315	(13,228)	(b,d	)	(65,604)
Retained earnings (deficit)	1,114,093	(387,291)	(304,298)	691,589	(b)	1,114,093	60,727	143,209	(203,719)	(b,d	)	1,114,310
Cost of common shares in treasury, net	(525,653)	-	-	-		(525,653)	-	-	-			(525,653)
Unearned employee stock ownership plan shares	-	(3,962)	-	-		(3,962)	-	-	-			(3,962)
Total stockholders' equity (deficit)	957,274	(345,532)	(156,356)	497,926		953,312	155,242	183,295	(345,935)			945,914
Total liabilities and stockholders' equity	$1,231,492	$1,870,402	$740,250	$(594,258)		$3,247,886	$406,237	$636,531	$(351,254)			$3,939,400

(a) Balances as of June 30, 2010
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

(a) Balances as of December 31, 2009
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables
(d) Eliminate intercompany preferred stock investment

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating balance sheets by industry segment as of March 31, 2010 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$12,496	$275,150	$4,212	$-		$291,858	$-	$4,199	$-			$296,057
Notes, loans and leases payable	-	508,930	838,705	-		1,347,635	-	-	-			1,347,635
Policy benefits and losses, claims and loss expenses payable	-	385,520	-	-		385,520	272,438	158,951	-			816,909
Liabilities from investment contracts	-	-	-	-		-	-	268,810	-			268,810
Other policyholders' funds and liabilities	-	-	-	-		-	5,609	2,546	-			8,155
Deferred income	-	25,207	-	-		25,207	-	-	-			25,207
Deferred income taxes	220,659	-	-	-		220,659	(32,819)	(936)	(134)	(d)		186,770
Related party liabilities	-	1,081,278	40,438	(1,118,983)	(c)	2,733	1,655	127	(4,515)	(c)		-
Total liabilities	233,155	2,276,085	883,355	(1,118,983)		2,273,612	246,883	433,697	(4,649)			2,949,543

Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-		-	-	-	-			-
Series B preferred stock	-	-	-	-		-	-	-	-			-
Series A common stock	-	-	-	-		-	-	-	-			-
Common stock	10,497	540	1	(541)	(b)	10,497	3,301	2,500	(5,801)	(b)		10,497
Additional paid-in capital	422,384	121,230	147,941	(269,171)	(b)	422,384	89,620	26,271	(118,464)	(b,d	)	419,811
Accumulated other comprehensive income (loss)	(55,959)	(62,138)	-	62,138	(b)	(55,959)	242	5,625	(6,115)	(b,d	)	(56,207)
Retained earnings (deficit)	968,629	(502,779)	(309,273)	812,052	(b)	968,629	58,514	138,823	(196,949)	(b,d	)	969,017
Cost of common shares in treasury, net	(525,653)	-	-	-		(525,653)	-	-	-			(525,653)
Unearned employee stock ownership plan shares	-	(4,554)	-	-		(4,554)	-	-	-			(4,554)
Total stockholders' equity (deficit)	819,898	(447,701)	(161,331)	604,478		815,344	151,677	173,219	(327,329)			812,911
Total liabilities and stockholders' equity	$1,053,053	$1,828,384	$722,024	$(514,505)		$3,088,956	$398,560	$606,916	$(331,978)			$3,762,454

(a) Balances as of December 31, 2009
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables
(d) Eliminate intercompany preferred stock investment

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statement of operations by industry segment for the quarter ended September 30, 2010 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$467,797	$-	$-		$467,797	$-	$-	$(669)	(c)	$467,128
Self-storage revenues	-	30,282	365	-		30,647	-	-	-		30,647
Self-moving and self-storage products and service sales	-	56,821	-	-		56,821	-	-	-		56,821
Property management fees	-	4,580	-	-		4,580	-	-	-		4,580
Life insurance premiums	-	-	-	-		-	-	40,022	-		40,022
Property and casualty insurance premiums	-	-	-	-		-	8,300	-	-		8,300
Net investment and interest income	1,283	5,142	-	-		6,425	2,096	4,789	(436)	(b,e)	12,874
Other revenue	-	17,841	19,286	(20,765)	(b)	16,362	-	588	(346)	(b)	16,604
Total revenues	1,283	582,463	19,651	(20,765)		582,632	10,396	45,399	(1,451)		636,976

Costs and expenses:
Operating expenses	1,816	276,725	2,328	(20,765)	(b)	260,104	4,154	7,007	(1,006)	(b,c)	270,259
Commission expenses	-	57,613	-	-		57,613	-	-	-		57,613
Cost of sales	-	29,603	-	-		29,603	-	-	-		29,603
Benefits and losses	-	-	-	-		-	4,235	33,148	-		37,383
Amortization of deferred policy acquisition costs	-	-	-	-		-	-	1,876	-		1,876
Lease expense	22	38,246	1	-		38,269	-	-	(305)	(b)	37,964
Depreciation, net of (gains) losses on disposals	2	40,971	3,184	-		44,157	-	-	-		44,157
Total costs and expenses	1,840	443,158	5,513	(20,765)		429,746	8,389	42,031	(1,311)		478,855

Equity in earnings of subsidiaries	73,125	-	-	(69,567)	(d)	3,558	-	-	(3,558)	(d)	-

Earnings from operations	72,568	139,305	14,138	(69,567)		156,444	2,007	3,368	(3,698)		158,121
Interest income (expense)	20,288	(31,076)	(11,000)	-		(21,788)	-	-	-		(21,788)
Pretax earnings	92,856	108,229	3,138	(69,567)		134,656	2,007	3,368	(3,698)		136,333
Income tax expense	(7,497)	(40,400)	(1,400)	-		(49,297)	(702)	(1,115)	-		(51,114)
Net earnings	85,359	67,829	1,738	(69,567)		85,359	1,305	2,253	(3,698)		85,219
Loss of carrying amount of preferred stock over consideration paid	-	-	-	-		-	-	-	(140)		(140)
Less: Preferred stock dividends	(3,241)	-	-	-		(3,241)	-	-	140	(e)	(3,101)
Earnings available to common shareholders	$82,118	$67,829	$1,738	$(69,567)		$82,118	$1,305	$2,253	$(3,698)		$81,978

(a) Balances for the quarter ended June 30, 2010
(b) Eliminate intercompany lease income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries
(e) Eliminate preferred stock dividends paid to affiliates

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statements of operations by industry for the quarter ended September 30, 2009 are as follows:

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

(a) Balances for the quarter ended June 30, 2009
(b) Eliminate intercompany lease income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries
(e) Eliminate preferred stock dividends paid to affiliate

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statements of operations by industry for the six months ended September 30, 2010 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$887,677	$-	$-		$887,677	$-	$-	$(1,086)	(c)	$886,591
Self-storage revenues	-	58,197	677	-		58,874	-	-	-		58,874
Self-moving and self-storage products and service sales	-	120,111	-	-		120,111	-	-	-		120,111
Property management fees	-	9,116	-	-		9,116	-	-	-		9,116
Life insurance premiums	-	-	-	-		-	-	77,825	-		77,825
Property and casualty insurance premiums	-	-	-	-		-	14,479	-	-		14,479
Net investment and interest income	2,494	10,221	-	-		12,715	4,011	10,321	(818)	(b,e)	26,229
Other revenue	20	32,013	38,658	(41,394)	(b)	29,297	-	1,095	(694)	(b)	29,698
Total revenues	2,514	1,117,335	39,335	(41,394)		1,117,790	18,490	89,241	(2,598)		1,222,923

Costs and expenses:
Operating expenses	3,895	537,382	4,591	(41,394)	(b)	504,474	6,972	13,710	(1,763)	(b,c)	523,393
Commission expenses	-	109,782	-	-		109,782	-	-	-		109,782
Cost of sales	-	61,268	-	-		61,268	-	-	-		61,268
Benefits and losses	-	-	-	-		-	8,114	64,691	-		72,805
Amortization of deferred policy acquisition costs	-	-	-	-		-	-	4,069	-		4,069
Lease expense	47	77,187	6	-		77,240	-	-	(610)	(b)	76,630
Depreciation, net of (gains) losses on disposals	4	83,578	5,164	-		88,746	-	-	-		88,746
Total costs and expenses	3,946	869,197	9,761	(41,394)		841,510	15,086	82,470	(2,373)		936,693

Equity in earnings of subsidiaries	127,062	-	-	(120,463)	(d)	6,599	-	-	(6,599)	(d)	-

Earnings from operations	125,630	248,138	29,574	(120,463)		282,879	3,404	6,771	(6,824)		286,230
Interest income (expense)	41,568	(63,952)	(20,868)	-		(43,252)	-	-	-		(43,252)
Pretax earnings	167,198	184,186	8,706	(120,463)		239,627	3,404	6,771	(6,824)		242,978
Income tax expense	(15,252)	(68,698)	(3,731)	-		(87,681)	(1,191)	(2,385)	-		(91,257)
Net earnings	151,946	115,488	4,975	(120,463)		151,946	2,213	4,386	(6,824)		151,721
Loss of carrying amount of preferred stock over consideration paid	-	-	-	-		-	-	-	(171)		(171)
Less: Preferred stock dividends	(6,482)	-	-	-		(6,482)	-	-	225	(e)	(6,257)
Earnings available to common shareholders	$145,464	$115,488	$4,975	$(120,463)		$145,464	$2,213	$4,386	$(6,770)		$145,293

(a) Balances for the six months ended June 30, 2010
(b) Eliminate intercompany lease income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries
(e) Eliminate preferred stock dividends paid to affiliates

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

(a) Balances for the six months ended June 30, 2009
(b) Eliminate intercompany lease income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries
(e) Eliminate preferred stock dividends paid to affiliate

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating cash flow statements by industry segment for the six months ended September 30, 2010 are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$151,946	$115,488	$4,975	$(120,463)	$151,946	$2,213	$4,386	$(6,824)	$151,721
Earnings from consolidated entities	(127,062)	-	-	120,463	(6,599)	-	-	6,599	-
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	4	99,673	6,378	-	106,055	-	-	-	106,055
Amortization of deferred policy acquisition costs	-	-	-	-	-	-	4,069	-	4,069
Change in allowance for losses on trade receivables	-	(25)	-	-	(25)	-	1	-	(24)
Change in allowance for losses on mortgage notes	-	-	-	-	-	-	-	-	-
Change in allowance for inventory reserve	-	840	-	-	840	-	-	-	840
Net gain on sale of real and personal property	-	(16,095)	(1,214)	-	(17,309)	-	-	-	(17,309)
Net gain on sale of investments	-	-	-	-	-	(36)	(1,293)	-	(1,329)
Deferred income taxes	54,034	-	-	-	54,034	864	2,193	-	57,091
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(2,407)	-	-	(2,407)	(3,592)	30	-	(5,969)
Inventories	-	(3,662)	-	-	(3,662)	-	-	-	(3,662)
Prepaid expenses	-	5,518	(543)	-	4,975	-	-	-	4,975
Capitalization of deferred policy acquisition costs	-	-	-	-	-	-	(7,377)	-	(7,377)
Other assets	2	(646)	772	-	128	314	207	-	649
Related party assets	286	7,602	(35)	-	7,853	(1,143)	-	-	6,710
Accounts payable and accrued expenses	(2,792)	21,114	(52)	-	18,270	-	1,832	-	20,102
Policy benefits and losses, claims and loss expenses payable	-	11,139	-	-	11,139	2,872	25,441	-	39,452
Other policyholders' funds and liabilities	-	-	-	-	-	(953)	(578)	-	(1,531)
Deferred income	-	2,399	-	-	2,399	-	-	-	2,399
Related party liabilities	-	53	-	-	53	626	14	-	693
Net cash provided (used) by operating activities	76,418	240,991	10,281	-	327,690	1,165	28,925	(225)	357,555

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(1)	(251,606)	(22,633)	-	(274,240)	-	-	-	(274,240)
Short term investments	-	-	-	-	-	(38,243)	(71,542)	-	(109,785)
Fixed maturities investments	-	-	-	-	-	(24,350)	(98,154)	-	(122,504)
Equity securities	(5,746)	-	-	-	(5,746)	(3,297)	-	-	(9,043)
Preferred stock	-	-	-	-	-	(9,305)	(2,597)	-	(11,902)
Real estate	-	-	(1,647)	-	(1,647)	(56)	(81)	-	(1,784)
Mortgage loans	-	-	-	-	-	(1,297)	(11)	-	(1,308)
Proceeds from sales of:
Property, plant and equipment	-	120,790	1,367	-	122,157	-	-	-	122,157
Short term investments	-	-	-	-	-	73,980	104,481	-	178,461
Fixed maturities investments	-	-	-	-	-	8,142	48,699	-	56,841
Equity securities	-	-	-	-	-	133	-	-	133
Real estate	-	610	-	-	610	73	-	-	683
Mortgage loans	-	-	-	-	-	37	1,384	-	1,421
Payments from notes and mortgage receivables	-	44	73	-	117	-	-	-	117
Net cash provided (used) by investing activities	(5,747)	(130,162)	(22,840)	-	(158,749)	5,817	(17,821)	-	(170,753)
	(page 1 of 2)
(a) Balance for the period ended June 30, 2010

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the six months ended September 30, 2010 are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	-	100,422	34,134	-	134,556	-	-	-		134,556
Principal repayments on credit facilities	-	(51,853)	(157,567)	-	(209,420)	-	-	-		(209,420)
Debt issuance costs	-	(89)	-	-	(89)	-	-	-		(89)
Capital lease payments	-	(8,369)	-	-	(8,369)	-	-	-		(8,369)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	592	-	-	592	-	-	-		592
Proceeds from (repayment of) intercompany loans	19,364	(156,102)	136,738	-	-	-	-	-		-
Preferred stock dividends paid	(6,482)	-	-	-	(6,482)	-	-	225	(b)	(6,257)
Investment contract deposits	-	-	-	-	-	-	5,875	-		5,875
Investment contract withdrawals	-	-	-	-	-	-	(17,409)	-		(17,409)
Net cash provided (used) by financing activities	12,882	(115,399)	13,305	-	(89,212)	-	(11,534)	225		(100,521)

Effects of exchange rate on cash	-	(569)	-	-	(569)	-	-	-		(569)

Increase (decrease) in cash and cash equivalents	83,553	(5,139)	746	-	79,160	6,982	(430)	-		85,712
Cash and cash equivalents at beginning of period	100,460	107,241	4	-	207,705	22,126	14,287	-		244,118
Cash and cash equivalents at end of period	$184,013	$102,102	$750	$-	$286,865	$29,108	$13,857	$-		$329,830
	(page 2 of 2)
(a) Balance for the period ended June 30, 2010
(b) Eliminate preferred stock dividends paid to affiliates

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating cash flow statements by industry segment for the six months ended September 30, 2009 are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$67,152	$27,556	$5,484	$(33,040)	$67,152	$1,982	$4,280	$(6,291)	$67,123
Earnings from consolidated entities	(39,302)	-	-	33,040	(6,262)	-	-	6,262	-
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	9	111,273	6,497	-	117,779	-	-	-	117,779
Amortization of deferred policy acquisition costs	-	-	-	-	-	-	4,213	-	4,213
Change in allowance for losses on trade receivables	-	398	-	-	398	-	(1)	-	397
Change in allowance for losses on mortgage notes	-	(6)	-	-	(6)	-	-	-	(6)
Change in allowance for inventory reserve	-	1,344	-	-	1,344	-	-	-	1,344
Net (gain) loss on sale of real and personal property	-	(1,809)	37	-	(1,772)	-	-	-	(1,772)
Net (gain) loss on sale of investments	-	-	-	-	-	27	(428)	-	(401)
Deferred income taxes	38,038	-	-	-	38,038	870	1,523	-	40,431
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	1,637	-	-	1,637	11,826	(1,546)	-	11,917
Inventories	-	7,334	-	-	7,334	-	-	-	7,334
Prepaid expenses	(660)	(1,842)	(426)	-	(2,928)	-	-	-	(2,928)
Capitalization of deferred policy acquisition costs	-	-	-	-	-	-	(6,533)	-	(6,533)
Other assets	(303)	6,439	804	-	6,940	131	(73)	-	6,998
Related party assets	339	6,945	(17)	-	7,267	214	-	-	7,481
Accounts payable and accrued expenses	(1,027)	3,589	(2,688)	-	(126)	-	(5,767)	-	(5,893)
Policy benefits and losses, claims and loss expenses payable	-	20,382	-	-	20,382	(13,652)	5,261	-	11,991
Other policyholders' funds and liabilities	-	-	-	-	-	(3,210)	(101)	-	(3,311)
Deferred income	-	(1,946)	-	-	(1,946)	-	-	-	(1,946)
Related party liabilities	-	(121)	-	-	(121)	(491)	61	-	(551)
Net cash provided (used) by operating activities	64,246	181,173	9,691	-	255,110	(2,303)	889	(29)	253,667

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(2)	(163,134)	(12,691)	-	(175,827)	-	-	-	(175,827)
Short term investments	-	-	-	-	-	(49,589)	(94,717)	-	(144,306)
Fixed maturities investments	-	-	-	-	-	(17,753)	(59,353)	-	(77,106)
Real estate	-	(204)	(308)	-	(512)	46	-	-	(466)
Mortgage loans	-	(424)	-	-	(424)	(50)	(51)	-	(525)
Proceeds from sales of:
Property, plant and equipment	-	87,862	1,080	-	88,942	-	-	-	88,942
Short term investments	-	-	-	-	-	58,457	100,850	-	159,307
Fixed maturities investments	-	-	-	-	-	15,036	68,631	-	83,667
Preferred stock	-	-	-	-	-	1,724	512	-	2,236
Mortgage loans	-	-	-	-	-	35	4,018	-	4,053
Payments from notes and mortgage receivables	-	123	341	-	464	-	-	-	464
Net cash provided (used) by investing activities	(2)	(75,777)	(11,578)	-	(87,357)	7,906	19,890	-	(59,561)
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
	(page 2 of 2)
(a) Balance for the period ended June 30, 2009
(b) Eliminate preferred stock dividends paid to affiliate

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

12. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended September 30, 2010
Total revenues	$596,037	$40,939	$636,976
Depreciation and amortization, net of (gains) losses on disposals	44,037	1,996	46,033
Interest expense	21,601	187	21,788
Pretax earnings	129,062	7,271	136,333
Income tax expense	48,972	2,142	51,114
Identifiable assets	3,804,861	134,539	3,939,400

Quarter ended September 30, 2009
Total revenues	$536,621	$37,303	$573,924
Depreciation and amortization, net of (gains) losses on disposals	57,548	1,538	59,086
Interest expense	23,784	154	23,938
Pretax earnings	66,458	5,422	71,880
Income tax expense	25,345	1,844	27,189
Identifiable assets	3,814,477	115,427	3,929,904

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Six months ended September 30, 2010
Total revenues	$1,145,820	$77,103	$1,222,923
Depreciation and amortization, net of (gains) losses on disposals	89,074	3,741	92,815
Interest expense	42,911	341	43,252
Pretax earnings	228,944	14,034	242,978
Income tax expense	87,123	4,134	91,257
Identifiable assets	3,804,861	134,539	3,939,400

Six months ended September 30, 2009
Total revenues	$1,027,508	$67,075	$1,094,583
Depreciation and amortization, net of (gains) losses on disposals	116,935	3,285	120,220
Interest expense	46,865	294	47,159
Pretax earnings	99,529	8,326	107,855
Income tax expense	37,900	2,832	40,732
Identifiable assets	3,814,477	115,427	3,929,904

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

13. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended September 30,
	2010	2009
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$115	$105
Interest cost on accumulated postretirement benefit	142	150
Other components	(10)	(26)
Net periodic postretirement benefit cost	$247	$229

	Six Months Ended September 30,
	2010	2009
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$230	$210
Interest cost on accumulated postretirement benefit	284	301
Other components	(19)	(52)
Net periodic postretirement benefit cost	$495	$459

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table represents the financial assets and liabilities on the condensed consolidated balance sheet at September 30, 2010, that are subject to ASC 820 and the valuation approach applied to each of these items.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited)
	(In thousands)
Assets
Short-term investments	$319,017	$319,017	$-	$-
Fixed maturities - available for sale	598,411	438,133	157,264	3,014
Preferred stock	29,650	29,650	-	-
Common stock	22,860	22,860	-	-
Less: Preferred stock of AMERCO held by subsidiaries	(7,570)	(7,570)	-	-
Total	$962,368	$802,090	$157,264	$3,014

Liabilities
Guaranteed residual values of TRAC leases	$-	$-	$-	$-
Derivatives	73,654	-	73,654	-
Total	$73,654	$-	$73,654	$-

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table represents the fair value measurements at September 30, 2010 using significant unobservable inputs (Level 3).

	Fixed Maturities
	Auction Rate Securities	Asset Backed Securities	Total
	(Unaudited)
	(In thousands)
Balance at March 31, 2010	$1,673	$1,615	$3,288

Transfers into Level 3 (a)	43	-	43
Fixed Maturities - Auction Rate Securities gain (unrealized)	2	-	2
Fixed Maturities - Asset Backed Securities loss (unrealized)	-	(160)	(160)
Securities called at par	-	(95)	(95)
Balance at June 30, 2010	$1,718	$1,360	$3,078

Fixed Maturities - Auction Rate Securities loss (unrealized)	(24)	-	(24)
Fixed Maturities - Asset Backed Securities loss (unrealized)	-	(40)	(40)
Balance at September 30, 2010	$1,694	$1,320	$3,014

(a) Reflects the transfer of auction rate securities for which no meaningful market rate bids are currently available. The valuation of these assets was based on a pricing matrix system as determined by the custodian of these securities.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our results of operations for the second quarter and first six months of fiscal 2011, compared with the second quarter and first six months of fiscal 2010, which is followed by an analysis of changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources and Disclosures about Contractual Obligations and Commercial Commitments. We conclude this MD&A by discussing our outlook for the remainder of fiscal 2011.

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

Our primary focus is to provide our customers with a wide selection of moving rental equipment, convenient self-storage rental facilities and related moving and self-storage products and services. We are able to expand our distribution and improve customer service by increasing the amount of moving equipment and storage rooms available for rent, expanding the number of independent dealers in our network and expanding and taking advantage of our growing eMove® capabilities.

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

eMove® is an online marketplace that connects consumers to independent Moving Help™ service providers and over 5,300 independent Self-Storage Affiliates. Our network of customer rated affiliates provides pack and load help, cleaning help, self-storage and similar services, all over North America. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

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

The condensed consolidated balance sheets as of September 30, 2010 and March 31, 2010 include the accounts of AMERCO and its wholly-owned subsidiaries. The September 30, 2010 and 2009 condensed consolidated statements of operations and cash flows include the accounts of AMERCO and its wholly-owned subsidiaries.

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

In fiscal 2006, management performed an analysis of the expected economic value of new rental trucks and determined that additions to the fleet resulting from purchase should be depreciated on an accelerated method based upon a declining formula. The salvage value and useful life assumptions of the rental truck fleet remain unchanged. Under the declining balances method (2.4 times declining balance), the book value of a rental truck is reduced approximately 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively and then reduced on a straight line basis an additional 10% by the end of year fifteen. Whereas, a standard straight line approach would reduce the book value by approximately 5.3% per year over the life of the truck. For the affected equipment, the accelerated depreciation was $11.1 million and $13.2 million greater than what it would have been if calculated under a straight line approach for the second quarter of fiscal 2011 and 2010, respectively and $21.5 million and $26.0 million for the first six months of fiscal 2011 and 2010, respectively.

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

Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment including but not limited to: ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. The Company’s insurance subsidiaries recognized $0.3 million in other-than-temporary impairments for the second quarter of fiscal 2010 and $0.4 million for the first six months of fiscal 2010. There were no write downs in the second quarter or for the first six months of fiscal 2011.

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

Subsequent Events

The Company has entered into a fleet securitized financing, as of October 31, 2010 of up to $155.0 million in a private placement transaction exempt from registration under the Securities Act of 1933, as amended. The new special-purpose entities that will issue the notes will be indirect subsidiaries of AMERCO. These new special-purpose subsidiaries will use the net proceeds from the sale of the notes to finance the acquisition of rental trucks. These special-purpose subsidiaries will be consolidated into U-Haul’s financial statements.  The notes will be secured by the equipment purchased and the corresponding operating cash flows associated with their operation.

On November 1, 2010, the Board declared a regular quarterly cash dividend of $0.53125 per share on the Company’s Series A Preferred. The dividend will be payable December 1, 2010 to holders of record on November 16, 2010.

The Company’s management has evaluated subsequent events occurring after September 30, 2010, the date of our most recent balance sheet, through the date our financial statements will be issued. Other than the Securitization and the Series A Preferred dividend, we do not believe any subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

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

ASU 2010-06 formally incorporates into the FASB Codification amendments to SFAS 157. Entities will be required to provide enhanced disclosures about transfers in and out of Level 1 and 2 fair value classifications and separate disclosures about purchases, sales, issuances and settlements relating to the Level 3 fair value classification. The new guidance also clarifies existing fair value disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The Company adopted the amendments to ASC 820-10 for Level 1 and 2 disclosures and for Level 3 disclosures in the first quarter of fiscal 2011 and they did not have a material impact on our financial statements.

Recent Accounting Pronouncements

ASU No. 2010-26 amends FASB ASC 944-30 to provide further guidance regarding the capitalization of costs relating to the acquisition or renewal of insurance contracts. Specifically, only qualifying costs associated with successful contract acquisitions are permitted to be deferred. The amended guidance is effective for fiscal years beginning after December 15, 2011 (and for interim periods within such years), with early adoption permitted as of the beginning of the entity's annual reporting period. The amended guidance should be applied prospectively, but retrospective application for all prior periods is allowed. The Company does not believe that the adoption of this statement will have a material impact on our financial statements.

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

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended September 30, 2010 compared with the Quarter Ended September 30, 2009

Listed below on a consolidated basis are revenues for our major product lines for the second quarter of fiscal 2011 and the second quarter of fiscal 2010:

	Quarter Ended September 30,
	2010	2009
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$467,128	$427,203
Self-storage revenues	30,647	27,412
Self-moving and self-storage products and service sales	56,821	55,522
Property management fees	4,580	4,478
Life insurance premiums	40,022	28,738
Property and casualty insurance premiums	8,300	7,046
Net investment and interest income	12,874	12,539
Other revenue	16,604	10,986
Consolidated revenue	$636,976	$573,924

Self-moving equipment rental revenues increased $39.9 million during the second quarter of fiscal 2011, compared with the second quarter of fiscal 2010. These increases were due to growth in transactions and average revenue per transaction for both In-Town and one-way moves. Factors contributing to the improvement in revenue per transaction were average miles driven, the mix of equipment rented and rental rates charged. We believe the growth in transactions was influenced by an increase in demand for our services as well as from enhancements to our customer service capabilities.

Self-storage revenues increased $3.2 million during the second quarter of fiscal 2011, compared with the second quarter of fiscal 2010 due primarily to an increase in the number of rooms rented. Our portfolio of rooms available to rent grew by over 590,000 square feet on average during the second quarter of fiscal 2011 as compared to the same period last year.  Our average occupancy during the second quarter of fiscal 2011 increased by just over 601,000 square feet compared to the second quarter of fiscal 2010.

Sales of self-moving and self-storage products and services increased $1.3 million during the second quarter of fiscal 2011, compared with the second quarter of fiscal 2010. Both propane and hitches and towing accessories experienced increases during the quarter.

Life insurance premiums increased $11.3 million during the second quarter of fiscal 2011, compared with the second quarter of fiscal 2010 primarily as a result of continued expansion of its single premium whole life product. These premiums are recognized when received and offset by an increase in life insurance reserves. Earnings related to these premiums are recognized over the life of the policies.

Property and casualty insurance premiums increased $1.3 million during the second quarter of fiscal 2011, compared with the second quarter of fiscal 2010. A portion of RepWest’s premiums are from policies sold in conjunction with U-Haul rental transactions. As moving transactions have increased this year so have the related premiums.

Other revenue increased $5.6 million during the second quarter of fiscal 2011, compared with the second quarter of fiscal 2010 primarily from the expansion of new business initiatives including our U-BoxTM and College Box program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $637.0 million for the second quarter of fiscal 2011, compared with $573.9 million for the second quarter of fiscal 2010.

Listed below are revenues and earnings from operations at each of our operating segments for the second quarter of fiscal 2011 and the second quarter of fiscal 2010. The insurance companies second quarters ended June 30, 2010 and 2009.

	Quarter Ended September 30,
	2010	2009
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$582,632	$532,412
Earnings from operations	156,444	93,889
Property and casualty insurance
Revenues	10,396	8,859
Earnings from operations	2,007	1,623
Life insurance
Revenues	45,399	33,735
Earnings from operations	3,368	4,011
Eliminations
Revenues	(1,451)	(1,082)
Earnings from operations	(3,698)	(3,705)
Consolidated results
Revenues	636,976	573,924
Earnings from operations	158,121	95,818

Total costs and expenses increased $0.7 million during the second quarter of fiscal 2011, compared with the second quarter of fiscal 2010 due to increased benefit costs at the insurance companies. Operating expenses for Moving and Storage decreased $5.5 million as a result of reduced liability costs associated with the rental equipment fleet. Liability costs have improved as expected losses from prior years continue to develop positively. Depreciation expense, primarily related to the rental equipment fleet, decreased $12.6 million. Included in this decrease is a $5.8 million improvement in the gain on disposal of property, plant and equipment. Cost of sales and commission expenses are increasing in relation to the associated revenues.

Total costs and expenses for Life Insurance increased $12.3 million due to additional insurance reserves and commissions associated with the additional new single premium whole life business.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $158.1 million for the second quarter of fiscal 2011, compared with $95.8 million for the second quarter of fiscal 2010.

Interest expense for the second quarter of fiscal 2011 was $21.8 million, compared with $23.9 million for the second quarter of fiscal 2010.

Income tax expense was $51.1 million for the second quarter of fiscal 2011, compared with $27.2 million for the second quarter of fiscal 2010 due to higher pretax earnings for the second quarter of fiscal 2011.

Dividends accrued on our Series A Preferred were $3.1 million and $3.2 million for the second quarter of fiscal 2011 and 2010, respectively.

As a result of the above mentioned items, earnings available to common shareholders were $82.0 million for the second quarter of fiscal 2011, compared with $41.5 million for the second quarter of fiscal 2010.

Basic and diluted earnings per share for the second quarter of fiscal 2011 were $4.22, compared with $2.14 for the second quarter of fiscal 2010.

The weighted average common shares outstanding basic and diluted were 19,427,595 for the second quarter of fiscal 2011, compared with 19,382,101 for the second quarter of fiscal 2010.

Moving and Storage

Quarter Ended September 30, 2010 compared with the Quarter Ended September 30, 2009

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the second quarter of fiscal 2011 and the second quarter of fiscal 2010:

	Quarter Ended September 30,
	2010	2009
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$467,797	$427,637
Self-storage revenues	30,647	27,412
Self-moving and self-storage products and service sales	56,821	55,522
Property management fees	4,580	4,478
Net investment and interest income	6,425	6,821
Other revenue	16,362	10,542
Moving and Storage revenue	$582,632	$532,412

Self-moving equipment rental revenues increased $40.2 million during the second quarter of fiscal 2011, compared with the second quarter of fiscal 2010. These increases were due to growth in transactions and average revenue per transaction for both In-Town and one-way moves.  Factors contributing to the improvement in revenue per transaction were average miles driven, the mix of equipment rented and rental rates charged.  We believe the growth in transactions was influenced by an increase in demand for our services as well as from enhancements to our customer service capabilities.

Self-storage revenues increased $3.2 million during the second quarter of fiscal 2011, compared with the second quarter of fiscal 2010 due primarily to an increase in the number of rooms rented.  Our portfolio of rooms available to rent grew by over 590,000 square feet on average during the second quarter of fiscal 2011 as compared to the same period last year.  Our average occupancy during the second quarter of fiscal 2011 increased by just over 601,000 square feet compared to the second quarter of fiscal 2010.

Sales of self-moving and self-storage products and services increased $1.3 million during the second quarter of fiscal 2011, compared with the second quarter of fiscal 2010. Both propane and hitches and towing accessories experienced increases during the quarter.

Other revenue increased $5.8 million during the second quarter of fiscal 2011, compared with the second quarter of fiscal 2010 primarily from the expansion of new business initiatives including our U-BoxTM and College Box program.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended September 30,
	2010	2009
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of September 30	148	141
Square footage as of September 30	12,032	11,412
Average number of rooms occupied	115	108
Average occupancy rate based on room count	77.9%	77.2%
Average square footage occupied	9,576	8,975

Total costs and expenses decreased $12.5 million during the second quarter of fiscal 2011, compared with the second quarter of fiscal 2010.  Operating expenses for Moving and Storage decreased $5.5 million as a result of reduced liability costs associated with the rental equipment fleet.  Liability costs have improved as expected losses from prior years continue to develop positively.  Depreciation expense, primarily related to the rental equipment fleet, decreased $12.6 million.  Included in this decrease is a $5.8 million improvement in the gain on disposal of property, plant and equipment.  Cost of sales and commission expenses are increasing in relation to the associated revenues.

Equity in the earnings of AMERCO’s insurance subsidiaries decreased $0.1 million for the second quarter of fiscal 2011, compared with the second quarter of fiscal 2010.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $156.4 million for the second quarter of fiscal 2011, compared with $93.9 million for the second quarter of fiscal 2010.

Property and Casualty Insurance

Quarter Ended June 30, 2010 compared with the Quarter Ended June 30, 2009

Net premiums were $8.3 million and $7.0 million for the second quarters ended June 30, 2010 and 2009, respectively. A portion of RepWest’s premiums are from policies sold in conjunction with U-Haul rental transactions. As moving transactions have increased this year so have the related premiums.

Net investment income was $2.1 million and $1.8 million for the second quarters ended June 30, 2010 and 2009, respectively. The increase was a result of reinvesting some short term portfolios into longer term investments.

Net operating expenses were $4.2 million and $3.6 million for the second quarters ended June 30, 2010 and 2009, respectively.

Benefits and losses incurred were $4.2 million and $3.6 million for the second quarters ended June 30, 2010 and 2009, respectively. The increase was primarily due to increased losses in the additional liability program and other terminated lines.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $2.0 million and $1.6 million for the second quarters ended June 30, 2010 and 2009, respectively.

Life Insurance

Quarter Ended June 30, 2010 compared with the Quarter Ended June 30, 2009

Net premiums were $40.0 million and $28.7 million for the second quarters ended June 30, 2010 and 2009, respectively. Life insurance premiums increased by $12.2 million primarily as a result of sales of the Company’s single premium life product. This was offset by a decrease in Medicare supplement premiums of $1.2 million due to decrements in excess of new sales and premium rate increases.

Net investment income was $4.8 million and $4.2 million for the second quarters ended June 30, 2010 and 2009, respectively. The increase was due to gains on the sale of securities.

Net operating expenses were $7.0 million and $5.2 million for the second quarters ended June 30, 2010 and 2009, respectively. The increase was a result of increased life commissions paid on expanded sales of the single premium life product. This was partially offset by a reduction of Medicare supplement commissions.

Benefits and losses incurred were $33.1 million and $22.2 million for the second quarters ended June 30, 2010 and 2009, respectively. Life insurance benefits increased $10.7 million due to the increase in reserves from expanded sales of the Company’s single premium life product and additional claims on a larger volume of inforce life insurance business.

Amortization of deferred acquisition costs (“DAC”) and the value of business acquired (“VOBA”) was $1.9 million and $2.3 million for the second quarters ended June 30, 2010 and 2009, respectively.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $3.4 million and $4.0 million for the second quarters ended June 30, 2010 and 2009, respectively.

AMERCO and Consolidated Entities

Six Months Ended September 30, 2010 compared with the Six Months Ended September 30, 2009

Listed below on a consolidated basis are revenues for our major product lines for the first six months of fiscal 2011 and the first six months of fiscal 2010:

	Six Months Ended September 30,
	2010	2009
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$886,591	$800,144
Self-storage revenues	58,874	54,416
Self-moving and self-storage products and service sales	120,111	113,344
Property management fees	9,116	8,928
Life insurance premiums	77,825	56,342
Property and casualty insurance premiums	14,479	13,261
Net investment and interest income	26,229	26,219
Other revenue	29,698	21,929
Consolidated revenue	$1,222,923	$1,094,583

Self-moving equipment rental revenues increased $86.4 million during the first six months of fiscal 2011, compared with the first six months of fiscal 2010.  The increase was due to growth in both the number of transactions and average revenue per transaction for In-Town and one-way moves.  Factors contributing to the improvement in revenue per transaction were average miles driven, the mix of equipment rented and rental rates charged.  We believe the growth in the number of transactions was influenced by an increase in demand for our services as well as from enhancements to our customer service capabilities.

Self-storage revenues increased $4.5 million during the first six months of fiscal 2011, compared with the first six months of fiscal 2010 due primarily to an increase in the number of rooms rented.  Over the last twelve months we have added over 620,000 of net rentable square feet to the storage portfolio.  Our average occupancy during the first six months of fiscal 2011 increased by 562,000 square feet compared to the first six months of fiscal 2010.

Sales of self-moving and self-storage products and services increased $6.8 million during the first months of fiscal 2011, compared with the first six months of fiscal 2010.  We had increases in each of our three major product categories including propane, hitches and towing accessories and moving supplies.

Life insurance premiums increased $21.5 million during the first six months of fiscal 2011, compared with the first six months of fiscal 2010 primarily as a result of continued expansion of its single premium whole life product.

Property and casualty insurance premiums increased $1.2 million during the first six months of fiscal 2011, compared with the first six months of fiscal 2010. A portion of RepWest’s premiums are from policies sold in conjunction with U-Haul rental transactions. As moving transactions have increased this year so have the related premiums.

Other revenue increased $7.8 million during the first six months of fiscal 2011, compared with the first six months of fiscal 2010 primarily from the expansion of new business initiatives including our U-BoxTM program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $1,222.9 million for the first six months of fiscal 2011, as compared with $1,094.6 million for the first six months of fiscal 2010.

Listed below are revenues and earnings from operations at each of our operating segments for the first six months of fiscal 2011 and the first six months of fiscal 2010. The insurance companies first six months ended June 30, 2010 and 2009.

	Six Months Ended September 30,
	2010	2009
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,117,790	$1,012,085
Earnings from operations	282,879	151,666
Property and casualty insurance
Revenues	18,490	16,910
Earnings from operations	3,404	3,050
Life insurance
Revenues	89,241	67,607
Earnings from operations	6,771	6,589
Eliminations
Revenues	(2,598)	(2,019)
Earnings from operations	(6,824)	(6,291)
Consolidated results
Revenues	1,222,923	1,094,583
Earnings from operations	286,230	155,014

Total costs and expenses decreased $2.9 million during the first six months of fiscal 2011, compared with the first six months of fiscal 2010. Operating expenses for Moving and Storage decreased $12.0 million as a result of improvements in maintenance and repair costs and reduced liability costs associated with the rental equipment fleet. Maintenance and repair has been positively influenced by the retirement of older equipment from the truck fleet. Liability costs have improved as expected losses from prior years continue to develop positively. Depreciation expense, primarily related to the rental equipment fleet, decreased $27.3 million. Included in this decrease is a $15.5 million improvement in the gain on disposal of property, plant and equipment. Cost of sales and commission expenses are increasing in relation to the associated revenues.

Total costs and expenses for Life Insurance increased $21.5 million due to additional insurance reserves and commissions associated with the increase in new business.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $286.2 million for the first six months of fiscal 2011, as compared with $155.0 million for the first six months of fiscal 2010.

Interest expense for the first six months of fiscal 2011 was $43.3 million, compared with $47.2 million for the first six months of fiscal 2010.

Income tax expense was $91.3 million for the first six months of fiscal 2011, compared with $40.7 million for first six months of fiscal 2010 due to higher pretax earnings for the first six months of fiscal 2011.

Dividends accrued on our Series A Preferred were $6.3 million and $6.5 million for the first six months of fiscal 2011 and 2010, respectively.

As a result of the above mentioned items, earnings available to common shareholders were $145.3 million for the first six months of fiscal 2011, compared with $61.0 million for the first six months of fiscal 2010.

Basic and diluted earnings per common share for the first six months of fiscal 2011 were $7.48, compared with $3.15 for the first six months of fiscal 2010.

The weighted average common shares outstanding basic and diluted were 19,421,205 for the first six months of fiscal 2011, compared with 19,375,846 for the first six months of fiscal 2010.

Moving and Storage

Six Months Ended September 30, 2010 compared with the Six Months Ended September 30, 2009

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first six months of fiscal 2011 and the first six months of fiscal 2010:

	Six Months Ended September 30,
	2010	2009
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$887,677	$800,892
Self-storage revenues	58,874	54,416
Self-moving and self-storage products and service sales	120,111	113,344
Property management fees	9,116	8,928
Net investment and interest income	12,715	13,430
Other revenue	29,297	21,075
Moving and Storage revenue	$1,117,790	$1,012,085

Self-moving equipment rental revenues increased $86.8 million during the first six months of fiscal 2011, compared with the first six months of fiscal 2010.  The increase was due to growth in both the number transactions and average revenue per transaction for In-Town and one-way moves. Factors contributing to the improvement in revenue per transaction were average miles driven, the mix of equipment rented and rental rates charged.  We believe the growth in  the number of transactions was influenced by an increase in demand for our services as well as from enhancements to our customer service capabilities.

Self-storage revenues increased $4.5 million during the first six months of fiscal 2011, compared with the first six months of fiscal 2010 due primarily to an increase in the number of rooms rented.  Over the last twelve months we have added over 620,000 of net rentable square feet to the storage portfolio.  Our average occupancy during the first six months of fiscal 2011 increased by 562,000 square feet compared to the first six months of fiscal 2010.

Sales of self-moving and self-storage products and services increased $6.8 million during the first months of fiscal 2011, compared with the first six months of fiscal 2010.  We had increases in each of our three major product categories including propane, hitches and towing accessories and moving supplies.

Other revenue increased $8.2 million during the first six months of fiscal 2011, compared with the first six months of fiscal 2010 primarily from the expansion of new business initiatives including our U-BoxTM program.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Six Months Ended September 30,
	2010	2009
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of September 30	148	141
Square footage as of September 30	12,032	11,412
Average number of rooms occupied	112	107
Average occupancy rate based on room count	76.8%	76.5%
Average square footage occupied	9,398	8,836

Total costs and expenses decreased $25.2 million during the first six months of fiscal 2011, compared with the first six months of fiscal 2010. Operating expenses for Moving and Storage decreased $12.0 million as a result of improvements in maintenance and repair costs and reduced liability costs associated with the rental equipment fleet.  Maintenance and repair has been positively influenced by the retirement of older equipment from the truck fleet.  Liability costs have improved as expected losses from prior years continue to develop positively.  Depreciation expense, primarily related to the rental equipment fleet, decreased $27.3 million due to a decline in the amount of new equipment added to the balance sheet recently.  Included in this decrease is a $15.5 million improvement in the gain on disposal of property, plant and equipment.  Cost of sales and commission expenses are increasing in relation to the associated revenues.

Equity in the earnings of AMERCO’s insurance subsidiaries increased $0.3 million for the first six months of fiscal 2011, compared with the first six months of fiscal 2010.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $282.9 million for the first six months of fiscal 2011, compared with $151.7 million for the first six months of fiscal 2010.

Property and Casualty Insurance

Six Months Ended June 30, 2010 compared with the Six Months Ended June 30, 2009

Net premiums were $14.5 million and $13.3 million for the six months ended June 30, 2010 and 2009, respectively. A portion of RepWest’s premiums are from policies sold in conjunction with U-Haul rental transactions. As moving transactions have increased this year so have the related premiums.

Net investment income was $4.0 million and $3.6 million for the six months ended June 30, 2010 and 2009, respectively. The increase was a result of reinvesting some short term portfolios into longer term investments.

Net operating expenses were $7.0 million and $6.9 million for the six months ended June 30, 2010 and 2009, respectively.

Benefits and losses incurred were $8.1 million and $7.0 million for the six months ended June 30, 2010 and 2009, respectively. The increase was a result of the increased premiums and increased loss in the additional liability program and other terminated lines.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $3.4 million and $3.1 million for the six months ended June 30, 2010 and 2009, respectively.

Life Insurance

Six Months Ended June 30, 2010 compared with the Six Months Ended June 30, 2009

Net premiums were $77.8 million and $56.3 million for the six months ended June 30, 2010 and 2009, respectively. Life insurance premiums increased by $24.7 million primarily as a result of sales of the Company’s single premium life product. This was offset by a decrease in Medicare supplement premiums of $2.4 million due to decrements in excess of new sales and premium rate increases.

Net investment income was $10.3 million and $9.8 million for the six months ended June 30, 2010 and 2009, respectively. The increase was due to gains on the sale of securities offset by lower investment yields.

Net operating expenses were $13.7 million and $10.3 million for the six months ended June 30, 2010 and 2009, respectively. The increase was a result of increased life commissions paid on expanded sales of the single premium life product. This was partially offset by a reduction of Medicare supplement commissions.

Benefits and losses incurred were $64.7 million and $46.5 million for the six months ended June 30, 2010 and 2009, respectively. Life insurance benefits increased $21.5 million due to the increase in reserves from expanded sales of the Company’s single premium life product and additional claims on a larger volume of inforce business; offset by a decrease in Medicare supplement benefits of $3.0 million.

Amortization of DAC and VOBA was $4.1 million and $4.2 million for the six months ended June 30, 2010 and 2009, respectively.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $6.8 million and $6.6 million for the six months ended June 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

We believe our current capital structure is a positive factor that will enable us to pursue our operational plans and goals and provide us with sufficient liquidity for the foreseeable future. The majority of our obligations currently in place mature at the end of fiscal years 2014, 2015 or 2018. However, since there are many factors which could affect our liquidity, including some which are beyond our control, there is no assurance that future cash flows will be sufficient to meet our outstanding debt obligations and our other future capital needs.

At September 30, 2010, cash and cash equivalents totaled $329.8 million, compared with $244.1 million on March 31, 2010. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). As of September 30, 2010 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and obligations of each operating segment were:

	Moving & Storage	Property and Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$286,865	$29,108	$13,857
Other financial assets	354,574	376,531	585,109
Debt obligations	1,278,555	-	-

(a) As of June 30, 2010

Our Moving and Storage segment (AMERCO, U-Haul and Real Estate) had cash available under existing credit facilities of $233.6 million and $2.1 million of a term loan to be used for new equipment purchases.

Net cash provided by operating activities increased $103.9 million in the first six months of fiscal 2011, compared with fiscal 2010 primarily due to improved profitability at the Moving and Storage segment.  This improvement largely came from increased revenues.  Operating cash flows from the Life Insurance segment increased $28.0 million primarily due to new life insurance premiums.

Net cash used in investing activities increased $111.2 million in the first six months of fiscal 2011, compared with fiscal 2010. Purchases of property, plant and equipment, which are reported net of cash from leases, increased $98.4 million. Cash from the sales of property, plant and equipment increased $33.2 million largely due to improving resale values for pickup and cargo vans and an increase in the number sold. Cash used for investing activities at the insurance companies increased $39.8 million primarily due to investment in their fixed maturity portfolios.

Net cash used by financing activities increased $49.5 million in the first six months of fiscal 2011, as compared with fiscal 2010.  The increase in cash used is primarily due to the repayments of the revolving loans.  Net annuity withdrawals at Life Insurance decreased $11.3 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily reflected new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2011 the Company will reinvest in its truck and trailer rental fleet approximately $210 million, net of equipment sales excluding any lease buyouts. Through the first six months of this year we have reinvested $89 million, net of equipment sales excluding lease buy-outs. Fleet investments in fiscal 2011 and beyond will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2011 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. The Company is funding these development projects through construction loans and internally generated funds. For the first six months of fiscal 2011, the Company invested approximately $38 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2011, the timing of new projects will be dependent upon several factors including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the eMove® program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment) were $152.1 million and $86.9 million for the first six months of fiscal 2011 and 2010, respectively. During the first six months of fiscal 2011 and 2010, the Company entered into $19.8 million and $39.4 million, respectively of new equipment leases.

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

Stockholder’s equity was $155.2 million and $151.7 million at June 30, 2010 and December 31, 2009, respectively. The increase resulted from earnings of $2.2 million and an increase in other comprehensive income of $1.3 million. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

The Life Insurance operating segment manages its financial assets to meet policyholder and other obligations including investment contract withdrawals. Life Insurance’s net withdrawals for the six months ended June 30, 2010 were $11.5 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $183.3 million and $173.2 million at June 30, 2010 and December 31, 2009, respectively. The increase resulted from earnings of $4.4 million and an increase in other comprehensive income of $5.7 million. Life Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Cash Provided (Used) from Operating Activities by Operating Segments

Moving and Storage

Net cash provided from operating activities were $327.7 million and $255.1 million for the first six months of fiscal 2011 and 2010, respectively. The increase in self-moving equipment rental revenues and product and service sales was the principal contributor to the increase in operating cash flows.

Property and Casualty Insurance

Net cash provided (used) by operating activities were $1.2 million and ($2.3) million for the first six months ended June 30, 2010 and 2009, respectively. The increase in cash provided by operations was a result of a decrease in outstanding reinsurance recoverable balances and policy holder funds.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolio amounted to $77.6 million and $106.3 million at June 30, 2010 and December 31, 2009, respectively. This balance reflects funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $28.9 million and $0.9 million for the first six months ended June 30, 2010 and 2009, respectively. The increase was primarily due to an increase of $20.9 million in net cash received from new sales of our single premium life product in 2010 and additional tax payments of $6.3 million in 2009.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio. At June 30, 2010 and December 31, 2009, cash and cash equivalents and short-term investments amounted to $25.0 million and $57.5 million, respectively. Management believes that the overall sources of liquidity is adequate to meet foreseeable cash needs.

Liquidity and Capital Resources - Summary

We believe we have the financial resources needed to meet our business plans and to meet our business requirements including capital expenditures for the investment in our rental fleet, rental equipment and storage space, working capital requirements and our preferred stock dividend program for at least the next twelve months.

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment operating leases. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contain provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management feels it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing facilities to meet the current and expected needs of the Company over the next several years. At September 30, 2010, we had cash availability under existing credit facilities of $233.6 million and $2.1 million of a term loan to be used for new equipment purchases. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. Despite the fact that financial market conditions continue to be challenging, we believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 4, Borrowings of the Notes to Condensed Consolidated Financial Statements.

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

The available-for-sale securities held by the Company are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions.  Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. At September 30, 2010 we had $3.0 million of available-for-sale assets classified in Level 3.

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

AMERCO utilizes operating leases for certain rental equipment and facilities with terms expiring substantially through 2017, with the exception of one land lease expiring in 2034. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, AMERCO has guaranteed approximately $170.7 million of residual values at September 30, 2010 for these assets at the end of their respective lease terms. AMERCO has been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of AMERCO’s minimum lease payments and residual value guarantees were $495.2 million at September 30, 2010.

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

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $13.5 million and $14.3 million from the above mentioned entities during the first six months of fiscal 2011 and 2010, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $1.2 million in the first six months of fiscal 2011 and 2010. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At September 30, 2010, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based on equipment rental revenues. The Company paid the above mentioned entities $21.4 million and $19.6 million in commissions pursuant to such dealership contracts during the first six months of fiscal 2011 and 2010, respectively.

These agreements along with notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $21.4 million, expenses of $1.2 million and cash flows of $24.5 million during the first six months of fiscal 2011. Revenues and commission expenses related to the Dealer Agreements were $101.4 million and $21.4 million, respectively during the first six months of fiscal 2011.

During the first six months of fiscal 2011, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater. Blackwater is wholly-owned by Mark V. Shoen. The Company does not have an equity ownership interest in SAC Holdings. The Company recorded interest income of $9.6 million and $9.4 million, and received cash interest payments of $8.8 million and $6.8 million, from SAC Holdings during the first six months of fiscal 2011 and 2010, respectively. The largest aggregate amount of notes receivable outstanding during the first six months of fiscal 2011 was $196.9 million and the aggregate notes receivable balance at September 30, 2010 was $196.6 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturities of these notes are between 2019 and 2024.

Fiscal 2011 Outlook

We will continue to focus our attention on increasing transaction volume and improving pricing, product and utilization for self-moving equipment rentals. Maintaining an adequate level of new investment in our truck fleet is an important component of our plan to meet these goals. Revenue in the U-Move program could be adversely impacted should we fail to execute in any of these areas. Even if we execute our plans, we could see declines in revenues primarily due to the continuing adverse economic conditions that are beyond our control.

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

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$61,569	(a), (b)	(3,598)	5/10/2006	4/10/2012	5.06%	1 Month LIBOR
62,653	(a), (b)	(5,281)	10/10/2006	10/10/2012	5.57%	1 Month LIBOR
21,574	(a)	(2,457)	7/10/2006	7/10/2013	5.67%	1 Month LIBOR
259,167	(a)	(53,835)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
13,950	(a)	(1,673)	2/12/2007	2/10/2014	5.24%	1 Month LIBOR
9,394	(a)	(1,085)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
9,400	(a)	(1,081)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
12,250	(a), (b)	(964)	8/15/2008	6/15/2015	3.62%	1 Month LIBOR
13,063	(a)	(1,150)	8/29/2008	7/10/2015	4.04%	1 Month LIBOR
19,487	(a)	(1,859)	9/30/2008	9/10/2015	4.16%	1 Month LIBOR
11,063	(a), (b)	(340)	3/30/2009	4/15/2016	2.24%	1 Month LIBOR
14,501	(a)	(331)	8/15/2010	7/15/2017	2.15%	1 Month LIBOR

(a) interest rate swap agreement
(b) forward swap

As of September 30, 2010, the Company had approximately $595.7 million of variable rate debt obligations. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $0.9 million annually (after consideration of the effect of the above derivative contracts.)

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 6.3% and 6.1% of our revenue was generated in Canada during the first six months of fiscal 2011 and 2010, respectively. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

Between January 1, 2009 and September 30, 2010, our insurance subsidiaries purchased 304,000 shares of Series A Preferred on the open market for $7.1 million. Our insurance subsidiaries may make additional investments in shares of the Series A Preferred in the future.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Registration Statement on form S-4 filed March 30, 2004, file no. 1-11255
3.2	Restated By-Laws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on September 10, 2010, file no. 1-11255
10.1
2010-1 BOX TRUCK BASE INDENTURE, dated as of October 1, 2010, among 2010 U-HAUL S FLEET, LLC, a special purpose limited liability company established under the laws of Nevada, 2010 TM-1, LLC, a special purpose limited liability company established under the laws of Nevada, 2010 DC-1, LLC, a special purpose limited liability company established under the laws of Nevada, and 2010 TT-1, LLC, a special purpose limited liability company established under the laws of Nevada, as co-issuers (each an “Issuer” and collectively, the “Issuers”), and U.S. BANK NATIONAL ASSOCIATION, a national banking association, as trustee (in such capacity, the “Trustee”).

Filed herewith
10.2	Schedule I to 2010-1 Base Indenture – Definitions List	Filed herewith

10.3
SERIES 2010-1 SUPPLEMENT, dated as of October 1, 2010 (this “Series Supplement”), among 2010 U-HAUL S FLEET, LLC, a special purpose limited liability company established under the laws of Nevada, 2010 TM-1, LLC, a special purpose limited liability company established under the laws of Nevada, 2010 DC-1, LLC, a special purpose limited liability company established under the laws of Nevada, and 2010 TT-1, LLC, a special purpose limited liability company established under the laws of Nevada, as co-issuers (each an “Issuer” and collectively, the “Issuers”), and U.S. BANK NATIONAL ASSOCIATION, a national banking association, as trustee (in such capacity, and together with its successors in trust thereunder as provided in the 2010-1 Base Indenture referred to below, the “Trustee”) and as securities intermediary, to the 2010-1 Box Truck Base Indenture, dated as of the date hereof, among the Issuers and the Trustee (as amended, modified, restated or supplemented from time to time, exclusive of Series Supplements creating a new Series of Notes, the “2010-1 Base Indenture”).

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

     AMERCO

Date:  November 3, 2010                                                                                                            /s/ Edward J. Shoen
             Edward J. Shoen
             President and Chairman of the Board
             (Duly Authorized Officer)

Date:  November 3, 2010                                                                                                              /s/ Jason A. Berg
Jason A. Berg
Chief Accounting Officer
(Principal Financial Officer)