Form 10-Q
period 2010-12-31
AMERCO /NV/
filed 2011-02-02
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2010

or

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

     19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at February 1, 2011.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2010	2010
	(Unaudited)
	(In thousands)
ASSETS
Cash and cash equivalents	$405,318	$244,118
Reinsurance recoverables and trade receivables, net	232,815	198,283
Notes and mortgage receivables, net	3,795	1,461
Inventories, net	60,375	52,837
Prepaid expenses	43,596	53,379
Investments, fixed maturities and marketable equities	650,492	549,318
Investments, other	198,913	227,486
Deferred policy acquisition costs, net	48,249	39,194
Other assets	193,000	145,864
Related party assets	297,386	302,126
	2,133,939	1,814,066
Property, plant and equipment, at cost:
Land	235,033	224,904
Buildings and improvements	1,013,373	970,937
Furniture and equipment	318,203	323,334
Rental trailers and other rental equipment	247,549	244,131
Rental trucks	1,550,106	1,529,817
	3,364,264	3,293,123
Less: Accumulated depreciation	(1,342,673)	(1,344,735)
Total property, plant and equipment	2,021,591	1,948,388
Total assets	$4,155,530	$3,762,454
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$311,304	$296,057
Notes, loans and leases payable	1,417,974	1,347,635
Policy benefits and losses, claims and loss expenses payable	902,010	816,909
Liabilities from investment contracts	251,563	268,810
Other policyholders' funds and liabilities	8,960	8,155
Deferred income	26,129	25,207
Deferred income taxes	252,385	186,770
Total liabilities	3,170,325	2,949,543

Commitments and contingencies (notes 4, 9, 10 and 11)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
5,796,000 and 5,992,800 shares issued and outstanding as of December 31 and March 31, 2010	-	-
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of December 31 and March 31, 2010	-	-
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of December 31 and March 31, 2010	-	-
Common stock of $0.25 par value, 150,000,000 shares authorized; 41,985,700
issued as of December 31 and March 31, 2010	10,497	10,497
Additional paid-in capital	417,259	419,811
Accumulated other comprehensive loss	(43,064)	(56,207)
Retained earnings	1,129,839	969,017
Cost of common shares in treasury, net (22,377,912 shares as of December 31 and March 31, 2010)	(525,653)	(525,653)
Unearned employee stock ownership plan shares	(3,673)	(4,554)
Total stockholders' equity	985,205	812,911
Total liabilities and stockholders' equity	$4,155,530	$3,762,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended December 31,
	2010	2009
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$342,953	$321,275
Self-storage revenues	30,638	27,931
Self-moving and self-storage products and service sales	41,533	41,077
Property management fees	5,129	5,504
Life insurance premiums	74,306	39,011
Property and casualty insurance premiums	8,998	7,810
Net investment and interest income	13,213	12,689
Other revenue	13,212	8,331
Total revenues	529,982	463,628

Costs and expenses:
Operating expenses	252,986	244,713
Commission expenses	42,367	37,974
Cost of sales	22,586	20,797
Benefits and losses	70,312	33,959
Amortization of deferred policy acquisition costs	2,480	2,154
Lease expense	37,159	38,447
Depreciation, net of (gains) losses on disposals (($1,655) and $266, respectively)	50,815	57,026
Total costs and expenses	478,705	435,070

Earnings from operations	51,277	28,558
Interest expense	(22,236)	(23,517)
Pretax earnings	29,041	5,041
Income tax expense	(10,433)	(1,521)
Net earnings	18,608	3,520
Excess of carrying amount of preferred stock over consideration paid	-	10
Less: Preferred stock dividends	(3,079)	(3,205)
Earnings available to common shareholders	$15,529	$325
Basic and diluted earnings per common share	$0.80	$0.02
Weighted average common shares outstanding: Basic and diluted	19,439,622	19,393,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended December 31,
	2010	2009
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$1,229,544	$1,121,419
Self-storage revenues	89,512	82,347
Self-moving and self-storage products and service sales	161,644	154,421
Property management fees	14,245	14,432
Life insurance premiums	152,131	95,353
Property and casualty insurance premiums	23,477	21,071
Net investment and interest income	39,442	38,908
Other revenue	42,910	30,260
Total revenues	1,752,905	1,558,211

Costs and expenses:
Operating expenses	776,379	776,944
Commission expenses	152,149	133,483
Cost of sales	83,854	79,606
Benefits and losses	143,117	87,460
Amortization of deferred policy acquisition costs	6,549	6,367
Lease expense	113,789	117,746
Depreciation, net of (gains) on disposals (($18,964) and ($1,506), respectively)	139,561	173,033
Total costs and expenses	1,415,398	1,374,639

Earnings from operations	337,507	183,572
Interest expense	(65,488)	(70,676)
Pretax earnings	272,019	112,896
Income tax expense	(101,690)	(42,253)
Net earnings	170,329	70,643
Excess (loss) of carrying amount of preferred stock over consideration paid	(171)	381
Less: Preferred stock dividends	(9,336)	(9,658)
Earnings available to common shareholders	$160,822	$61,366
Basic and diluted earnings per common share	$8.28	$3.17
Weighted average common shares outstanding: Basic and diluted	19,427,294	19,381,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Quarter Ended December 31, 2010	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$29,041	$(10,433)	$18,608
Other comprehensive income (loss):
Foreign currency translation	3,317	-	3,317
Unrealized gain on investments	14,537	(5,149)	9,388
Change in fair value of cash flow hedges	15,862	(6,027)	9,835
Total comprehensive income	$62,757	$(21,609)	$41,148

Quarter Ended December 31, 2009	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$5,041	$(1,521)	$3,520
Other comprehensive income (loss):
Foreign currency translation	1,830	-	1,830
Unrealized gain on investments	13,205	(4,699)	8,506
Change in fair value of cash flow hedges	9,842	(3,739)	6,103
Total comprehensive income	$29,918	$(9,959)	$19,959

Nine Months Ended December 31, 2010	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$272,019	$(101,690)	$170,329
Other comprehensive income (loss):
Foreign currency translation	1,538	-	1,538
Unrealized gain on investments	21,300	(7,398)	13,902
Change in fair value of cash flow hedges	(3,706)	1,409	(2,297)
Total comprehensive income	$291,151	$(107,679)	$183,472

Nine Months Ended December 31, 2009	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$112,896	$(42,253)	$70,643
Other comprehensive income (loss):
Foreign currency translation	11,733	-	11,733
Unrealized gain on investments	20,813	(7,361)	13,452
Change in fair value of cash flow hedges	26,816	(10,189)	16,627
Total comprehensive income	$172,258	$(59,803)	$112,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2010	2009
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Net earnings	$170,329	$70,643
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	158,525	174,539
Amortization of deferred policy acquisition costs	6,549	6,367
Change in allowance for losses on trade receivables	26	139
Change in allowance for losses on mortgage notes	-	(6)
Change in allowance for inventory reserves	1,271	2,422
Net gain on sale of real and personal property	(18,964)	(1,506)
Net gain on sale of investments	(1,546)	(850)
Deferred income taxes	59,628	39,767
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(34,547)	10,478
Inventories	(8,809)	10,644
Prepaid expenses	9,784	1,543
Capitalization of deferred policy acquisition costs	(20,584)	(10,383)
Other assets	42,564	4,370
Related party assets	1,136	2,152
Accounts payable and accrued expenses	14,633	(22,754)
Policy benefits and losses, claims and loss expenses payable	84,779	27,010
Other policyholders' funds and liabilities	804	(1,329)
Deferred income	903	418
Related party liabilities	273	(976)
Net cash provided by operating activities	466,754	312,688

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(337,510)	(201,180)
Short term investments	(172,451)	(206,681)
Fixed maturities investments	(155,242)	(129,401)
Equity securities	(11,247)	-
Preferred stock	(11,391)	(1,539)
Real estate	(145)	(457)
Mortgage loans	(23,391)	(2,213)
Proceeds from sale of:
Property, plant and equipment	149,351	119,110
Short term investments	213,172	216,932
Fixed maturities investments	97,015	127,244
Equity securities	1,198	-
Preferred stock	-	2,236
Real estate	190	53
Mortgage loans	8,797	4,728
Payments from notes and mortgage receivables	65	131
Net cash used by investing activities	(241,589)	(71,037)

Cash flows from financing activities:
Borrowings from credit facilities	306,687	63,093
Principal repayments on credit facilities	(248,884)	(98,877)
Debt issuance costs	(1,987)	(2,325)
Capital lease payments	(9,852)	(2,519)
Leveraged Employee Stock Ownership Plan - repayments from loan	881	812
Securitizaton deposits	(87,710)	-
Preferred stock dividends paid	(9,336)	(9,658)
Dividend from related party	3,303	7,764
Investment contract deposits	8,503	8,230
Investment contract withdrawals	(25,749)	(38,908)
Net cash used by financing activities	(64,144)	(72,388)

Effects of exchange rate on cash	179	1,851

Increase in cash and cash equivalents	161,200	171,114
Cash and cash equivalents at the beginning of period	244,118	240,587
Cash and cash equivalents at the end of period	$405,318	$411,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.      Basis of Presentation

AMERCO, a Nevada corporation (“AMERCO”), has a third fiscal quarter that ends on the 31st of December for each year that is referenced. Our insurance company subsidiaries have a third quarter that ends on the 30th of September for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. The Company discloses any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2010 and 2009 correspond to fiscal 2011 and 2010 for AMERCO.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars. Certain amounts reported in previous years have been reclassified to conform to the current presentation.

The condensed consolidated balance sheet as of December 31, 2010 and the related condensed consolidated statements of operations for the third quarter and the first nine months and the cash flows for the first nine months ended fiscal 2011 and 2010 are unaudited.

In our opinion, all adjustments necessary for the fair presentation of such condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The information in this 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Intercompany accounts and transactions have been eliminated.

Description of Legal Entities

AMERCO is the holding company for:

U-Haul International, Inc. (“U-Haul”),

Amerco Real Estate Company (“Real Estate”),

Repwest Insurance Company (“Repwest”), and

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

2. Earnings per Share

Net earnings for purposes of computing earnings per common share are net earnings less preferred stock dividends, adjusted for the price paid by our insurance companies for purchasing AMERCO Preferred stock less its carrying value on our balance sheet. Preferred stock dividends include accrued dividends of AMERCO. Preferred stock dividends paid to or accrued for entities that are part of the consolidated group are excluded.

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares, net of shares committed to be released, were 164,035 and 212,143 as of December 31, 2010 and 2009, respectively.

5,796,000 and 6,020,000 shares of preferred stock have been excluded from the weighted average shares outstanding calculation as of December 31, 2010 and 2009, respectively because they are not common stock and they are not convertible into common stock.

From January 1, 2009 through March 31, 2010, our insurance subsidiaries purchased 166,000 shares of our Series A 8½% Preferred Stock (“Series A Preferred”) on the open market for $3.6 million. Between April 1, 2010 and December 31, 2010 they acquired an additional 142,300 Series A Preferred shares for $3.6 million. Our insurance subsidiaries may make additional investments in shares of the Series A Preferred in the future. Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260 - Earnings Per Share, for earnings per share purposes, we recognize the excess or deficit of the carrying amount of the Series A Preferred over the fair value of the consideration paid. In the first nine months of fiscal 2011 this resulted in a $0.2 million charge to net earnings as the amount paid by the insurance companies exceeded the carrying value, net of a prorated portion of original issue costs of the preferred stock. In the first nine months of fiscal 2010 we recognized a $0.4 million gain as the amount paid was less than our adjusted carrying value.

3. Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company deposits bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $12.6 million at December 31, 2010.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Available-for-Sale Investments

Available-for-sale investments at December 31, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$47,484	$3,104	$(22)	$-	$50,566
U.S. government agency mortgage-backed securities	77,968	7,589	(2)	(1)	85,554
Obligations of states and political subdivisions	44,449	1,415	(278)	(1,033)	44,553
Corporate securities	382,375	31,870	(619)	(71)	413,555
Mortgage-backed securities	7,152	255	(237)	-	7,170
Redeemable preferred stocks	30,116	2,037	(1,311)	-	30,842
Common stocks	28,494	6,193	-	(8,656)	26,031
Less: Preferred stock of AMERCO held by subsidiaries	(7,079)	(700)	-	-	(7,779)
	$610,959	$51,763	$(2,469)	$(9,761)	$650,492

The table above includes gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

The Company sold available-for-sale securities with a fair value of $98.9 million during the first nine months of fiscal 2011. The gross realized gains on these sales totaled $1.7 million. The gross realized losses on these sales totaled $0.2 million.

The unrealized losses of more than twelve months in the available-for-sale table are considered temporary declines. The Company tracks each investment with an unrealized loss and evaluates them on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments had declines determined by management to be other-than-temporary and the Company recognized these write-downs through earnings. There were no write downs in the third quarter or for the first nine months of fiscal 2011. There were write downs in the amount $0.2 million for the third quarter of fiscal 2010 and $0.7 million for the first nine months of fiscal 2010.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income were as follows:

Credit Loss
(Unaudited)
(In thousands)
Balance at March 31, 2010	$552
Additions:
Other-than-temporary impairment not previously recognized	-
Balance at June 30, 2010	552
Additions:
Other-than-temporary impairment not previously recognized	-
Balance at September 30, 2010	552
Additions:
Other-than-temporary impairment not previously recognized	-
Balance at December 31, 2010	$552

The adjusted cost and estimated market value of available-for-sale investments at December 31, 2010, by contractual maturity, were as follows:

	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)
Due in one year or less	$40,730	$41,381
Due after one year through five years	165,750	176,120
Due after five years through ten years	118,348	130,038
Due after ten years	227,448	246,689
	552,276	594,228

Mortgage backed securities	7,152	7,170
Redeemable preferred stocks	30,116	30,842
Equity securities	28,494	26,031
Less: Preferred stock of AMERCO held by subsidiaries	(7,079)	(7,779)
	$610,959	$650,492

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4. Borrowings

Long-Term Debt

Long-term debt was as follows:

			December 31,	March 31,
	2011 Rate (a)	Maturities	2010	2010
			(Unaudited)
			(In thousands)
Real estate loan (amortizing term)	6.93%	2018	$257,500	$265,000
Real estate loan (revolving credit)	-	2018	-	86,000
Real estate loan (amortizing term)	5.00%	2011	11,288	31,865
Senior mortgages	5.47% - 6.13%	2015 - 2016	479,918	489,186
Working capital loan (revolving credit)	-	2011	-	15,000
Fleet loans (amortizing term)	4.78% - 7.95%	2012 - 2017	337,491	276,222
Fleet loans (securitization)	4.90% - 5.56%	2014 - 2017	276,293	143,170
Other obligations	3.25% - 9.50%	2011 - 2017	55,484	41,192
Total notes, loans and leases payable			$1,417,974	$1,347,635

(a) Interest rate as of December 31, 2010, including the effect of applicable hedging instruments.

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. The loan has a final maturity date of August 2018. The loan is comprised of a term loan facility with initial availability of $300.0 million and a revolving credit facility with an availability of $200.0 million. As of December 31, 2010, the outstanding balance on the Real Estate Loan was $257.5 million and the Company had the full $200.0 million available to be drawn on the revolving credit facility. U-Haul International, Inc. is a guarantor of this loan.

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

The interest rate for the amortizing term portion, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At December 31, 2010, the applicable LIBOR was 0.27% and the applicable margin was 1.50%, the sum of which was 1.77%. The rate on the term facility portion of the Real Estate Loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin.

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

Amerco Real Estate Company and a subsidiary of U-Haul International, Inc. entered into a revolving credit construction loan effective June 29, 2006. This loan was modified and extended on June 25, 2010. The loan is comprised of a term loan facility and a revolving credit facility with combined availability of $20.0 million and a final maturity of June 2011. As of December 31, 2010, the outstanding balance was $11.3 million.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

This Real Estate Loan requires monthly principal and interest payments with the unpaid principal and any accrued and unpaid interest due at maturity. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 3.00%. At December 31, 2010, the applicable LIBOR floor was 2.00% and the margin was 3.00%, the sum of which was 5.00%. U-Haul International, Inc. and AMERCO are guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgage loan balances as of December 31, 2010 were in the aggregate amount of $423.9 million and are due July 2015. The Senior Mortgages require average monthly principal and interest payments of $3.0 million with the unpaid loan balance and accrued and unpaid interest due at maturity. These senior mortgages are secured by certain properties owned by the borrowers. The interest rates, per the provisions of these senior mortgages, are 5.68% and 5.52% per annum. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of these senior mortgages. The default provisions of these senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Various subsidiaries of the Company are borrowers under the mortgage backed loans that we also classify as senior mortgages. These loans are secured by certain properties owned by the borrowers. The loan balance of these notes totals $56.0 million as of December 31, 2010. These loans mature in 2015 and 2016. Interest rates for these loans range from 5.47% to 6.13%. The loans require monthly principal and interest payments with the balances due upon maturity. The default provisions of the loans include  non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Working Capital Loans

Amerco Real Estate Company is a borrower under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $25.0 million. At December 31, 2010, the Company had the full $25.0 million available to be drawn. This loan is secured by certain properties owned by the borrower. This loan agreement provides for revolving loans, subject to the terms of the loan agreement with final maturity in November 2011. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. U-Haul International, Inc. and AMERCO are the guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 1.50%.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under amortizing term loans. The balance of the loans as of December 31, 2010 was $252.5 million with the final maturities between April 2012 and July 2017.

The Amortizing Loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the Loan Agreements, are the applicable LIBOR plus a margin between 0.90% and 2.63%. At December 31, 2010, the applicable LIBOR was between 0.26% and 0.27% and applicable margins were between 1.13% and 2.63%. The interest rates are hedged with interest rate swaps fixing the rates between 4.78% and 7.32% based on current margins. Additionally, $19.4 million of these loans are carried at a fixed rate of 7.95%.

AMERCO and U-Haul International, Inc. are guarantors of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

On December 31, 2009 a subsidiary of U-Haul International, Inc. entered into an $85.0 million term note that will be used to fund cargo van and pickup acquisitions for the next three years. This term note has a final maturity of September 2013.  The agreement contains options to extend the maturity. The note will be secured by the purchased equipment and the corresponding operating cash flows associated with their operation.  At December 31, 2010, the applicable LIBOR was 0.29% and the applicable margin was 4.50%, the sum of which was 4.79%.  At December 31, 2010 the Company had drawn the full $85.0 million on this loan.

Rental Truck Securitizations

U-Haul S Fleet and its subsidiaries (collectively, “USF”) issued a $217.0 million asset-backed note (“2007 Box Truck Note”) on June 1, 2007. USF is a bankruptcy-remote special purpose entity wholly-owned by U-Haul International, Inc. The net proceeds from the securitized transaction were used to finance new box truck purchases throughout fiscal 2008. U.S. Bank, NA acts as the trustee for this securitization.

The 2007 Box Truck Note has a fixed interest rate of 5.56% with an estimated final maturity of February 2014. At December 31, 2010, the outstanding balance was $122.7 million. The note is secured by the box trucks that were purchased and the corresponding operating cash flows associated with their operation.

2010 U-Haul S Fleet and its subsidiaries (collectively, “2010 USF”) issued a $155.0 million asset-backed note (“2010 Box Truck Note”) on October 28, 2010. 2010 USF is a bankruptcy-remote special purpose entity wholly-owned by U-Haul International, Inc. The net proceeds from the securitized transaction will be used to finance new box truck purchases. U.S. Bank, NA acts as the trustee for this securitization.

The 2010 Box Truck Note has a fixed interest rate of 4.90% with an estimated final maturity of October 2017. At December 31, 2010, the outstanding balance was $153.6 million. The note is securitized by the box trucks being purchased and the corresponding operating cash flows associated with their operation. The unused portion of this facility has been recorded as Other assets on our balance sheet.

The 2007 Box Truck Note has the benefit of a financial guaranty insurance policy which guarantees the timely payment of interest on and the ultimate payment of the principal of this note.

The 2007 Box Truck Note and 2010 Box Truck Note are subject to certain covenants with respect to liens, additional indebtedness of the special purpose entities, the disposition of assets and other customary covenants of bankruptcy-remote special purpose entities. The default provisions of these notes include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Other Obligations

The Company entered into capital leases for new equipment between April 2008 and December 2010, with terms of the leases between 3 and 7 years. At December 31, 2010, the balance of these leases was $53.1 million.

In January 2010, the Company entered into a $0.5 million premium financing arrangement for two years expiring in December 2011 with a fixed rate of 3.37%. The Company entered into $7.5 million of premium financing arrangements for one year expiring in March and April 2011 at rates between 3.25% and 5.50%. At December 31, 2010, the outstanding balance was $2.4 million.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Annual Maturities of Notes, Loans and Leases Payable

The annual maturities of long-term debt and capital leases as of December 31, 2010 for the next five years and thereafter follows:

	Year Ended December 31,
	2011	2012	2013	2014	2015	Thereafter
	(Unaudited)
	(In thousands)
Notes, loans and leases payable, secured	$134,453	$259,338	$79,194	$161,793	$474,670	$308,526

5. Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Quarter Ended December 31,
	2010	2009
	(Unaudited)
	(In thousands)
Interest expense	$15,453	$16,135
Capitalized interest	(80)	(166)
Amortization of transaction costs	1,046	1,269
Interest expense resulting from derivatives	5,817	6,279
Total interest expense	$22,236	$23,517

	Nine Months Ended December 31,
	2010	2009
	(Unaudited)
	(In thousands)
Interest expense	$44,464	$48,411
Capitalized interest	(349)	(459)
Amortization of transaction costs	3,200	3,678
Interest expense resulting from derivatives	18,173	19,046
Total interest expense	$65,488	$70,676

Interest paid in cash by AMERCO, including payments related to derivative contracts, amounted to $19.7 million and $21.3 million for the third quarter of fiscal 2011 and 2010, respectively and $58.5 million and $64.4 million for the first nine months of fiscal 2011 and 2010, respectively.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended December 31,
	2010	2009
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	1.69%	1.75%
Interest rate at the end of the quarter	0.00%	1.75%
Maximum amount outstanding during the quarter	$15,000	$195,000
Average amount outstanding during the quarter	$14,185	$195,000
Facility fees	$57	$229

	Revolving Credit Activity
	Nine Months Ended December 31,
	2010	2009
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the first nine months	1.77%	1.81%
Interest rate at the end of the first nine months	0.00%	1.75%
Maximum amount outstanding during the first nine months	$111,000	$207,280
Average amount outstanding during the first nine months	$44,396	$195,386
Facility fees	$170	$709

6. Derivatives

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Original variable rate debt amount		Agreement Date	Effective Date	Expiration Date	Designated cash flow hedge date
(Unaudited)
(In millions)
$142.3	(a), (b)	11/15/2005	5/10/2006	4/10/2012	5/31/2006
50.0	(a)	6/21/2006	7/10/2006	7/10/2013	6/9/2006
144.9	(a), (b)	6/9/2006	10/10/2006	10/10/2012	6/9/2006
300.0	(a)	8/16/2006	8/18/2006	8/10/2018	8/4/2006
30.0	(a)	2/9/2007	2/12/2007	2/10/2014	2/9/2007
20.0	(a)	3/8/2007	3/12/2007	3/10/2014	3/8/2007
20.0	(a)	3/8/2007	3/12/2007	3/10/2014	3/8/2007
19.3	(a), (b)	4/8/2008	8/15/2008	6/15/2015	3/31/2008
19.0	(a)	8/27/2008	8/29/2008	7/10/2015	4/10/2008
30.0	(a)	9/24/2008	9/30/2008	9/10/2015	9/24/2008
15.0	(a), (b)	3/24/2009	3/30/2009	4/15/2016	3/25/2009
14.7	(a), (b)	7/6/2010	8/15/2010	7/15/2017	7/6/2010

(a) interest rate swap agreement
(b) forward swap

As of December 31, 2010, the total notional amount of the Company’s variable interest rate swaps was $496.1 million.

The derivative fair values located in Accounts payable and accrued expenses in the balance sheets were as follows:

	Liability Derivatives Fair Value as of
	December 31, 2010	March 31, 2010
	(Unaudited)
	(In thousands)
Interest rate contracts designated as hedging instruments	$57,421	$54,239

	The Effect of Interest Rate
	Contracts on the Statements of Operations
	December 31, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
Loss recognized in income on interest rate contracts	$18,173	$19,046
(Gain) loss recognized in AOCI on interest rate contracts (effective portion)	$3,706	$(26,816)
Loss reclassified from AOCI into income (effective portion)	$18,697	$20,320
(Gain) loss recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$(524)	$(1,274)

Gains or losses recognized in income on derivatives are recorded as interest expense in the statements of operations.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7. Stockholders Equity

Between January 1, 2009 and December 31, 2010, our insurance subsidiaries purchased 308,300 shares of Series A Preferred on the open market for $7.2 million. Our insurance subsidiaries may make additional investments in shares of the Series A Preferred in the future.

8. Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components, net of taxes, were as follows:

	Foreign Currency Translation	Unrealized Gain on Investments	Fair Market Value of Cash Flow Hedges	Postretirement Benefit Obligation Gain	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)
Balance at March 31, 2010	$(29,142)	$5,931	$(33,933)	$937	$(56,207)
Foreign currency translation	1,538	-	-	-	1,538
Unrealized gain on investments	-	13,902	-	-	13,902
Change in fair value of cash flow hedges	-	-	(2,297)	-	(2,297)
Balance at December 31, 2010	$(27,604)	$19,833	$(36,230)	$937	$(43,064)

9. Contingent Liabilities and Commitments

The Company leases a portion of its rental equipment and certain of its facilities under operating leases with terms that expire at various dates substantially through 2017, with the exception of one land lease expiring in 2034. As of December 31, 2010, AMERCO has guaranteed $167.0 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, the Company has the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. AMERCO has been leasing equipment since 1987 and has experienced no material losses relating to these types of residual value guarantees.

Lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
	(Unaudited)
		(In thousands)
Year-ended December 31:
2011	$14,909	$110,773	$125,682
2012	14,100	96,142	110,242
2013	13,089	78,409	91,498
2014	5,793	54,810	60,603
2015	642	30,586	31,228
Thereafter	5,498	6,196	11,694
Total	$54,031	$376,916	$430,947

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

11. Related Party Transactions

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

AMERCO has engaged in related party transactions and has continuing related party interests with certain major stockholders, directors and officers of the consolidated group as disclosed below. Management believes that the transactions described below and in the related notes were completed on terms substantially equivalent to those that would prevail in arm’s-length transactions.

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

Related Party Revenues

	Quarter Ended December 31,
	2010	2009
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from SAC Holdings	$4,832	$4,775
U-Haul interest income revenue from Private Mini	1,372	1,342
U-Haul management fee revenue from SAC Holdings	3,261	3,187
U-Haul management fee revenue from Private Mini	544	548
U-Haul management fee revenue from Mercury	1,324	1,769
	$11,333	$11,621

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Nine Months Ended December 31,
	2010	2009
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from SAC Holdings	$14,417	$14,207
U-Haul interest income revenue from Private Mini	4,111	3,978
U-Haul management fee revenue from SAC Holdings	10,418	10,102
U-Haul management fee revenue from Private Mini	1,627	1,659
U-Haul management fee revenue from Mercury	2,199	2,671
	$32,772	$32,617

During the first nine months of fiscal 2011, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. The Company does not have an equity ownership interest in SAC Holdings. The Company received cash interest payments of $12.2 million and $10.2 million from SAC Holdings during the first nine months of fiscal 2011 and 2010, respectively. The largest aggregate amount of notes receivable outstanding during the first nine months of fiscal 2011 was $196.9 million and the aggregate notes receivable balance at December 31, 2010 was $196.4 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturities of these notes are between 2019 and 2024.

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

During the first nine months of fiscal 2011, AMERCO and U-Haul held various junior notes issued by Private Mini Storage Realty, L.P. (“Private Mini”). The equity interests of Private Mini are ultimately controlled by Blackwater. The Company received cash interest payments of $4.1 million and $4.0 million from Private Mini during the first nine months of fiscal 2011 and 2010, respectively. The largest aggregate amount outstanding during the first nine months of fiscal 2011 was $67.3 million. The balance of notes receivable from Private Mini at December 31, 2010 was $66.8 million.

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $17.8 million and $18.5 million from the above mentioned entities during the first nine months of fiscal 2011 and 2010, respectively. This management fee is

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

Related Party Costs and Expenses

	Quarter Ended December 31,
	2010	2009
	(Unaudited)
	(In thousands)
U-Haul lease expenses to SAC Holdings	$623	$615
U-Haul commission expenses to SAC Holdings	7,676	7,417
U-Haul commission expenses to Private Mini	523	615
	$8,822	$8,647

	Nine Months Ended December 31,
	2010	2009
	(Unaudited)
	(In thousands)
U-Haul lease expenses to SAC Holdings	$1,868	$1,844
U-Haul commission expenses to SAC Holdings	27,720	25,850
U-Haul commission expenses to Private Mini	1,862	1,655
	$31,450	$29,349

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At December 31, 2010, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based upon equipment rental revenues.

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenue of $32.8 million, expenses of $1.9 million and cash flows of $33.3 million during the first nine months of fiscal 2011. Revenues and commission expenses related to the Dealer Agreements were $140.4 million and $29.6 million, respectively during the first nine months of fiscal 2011.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

The Company has not provided financial or other support explicitly or implicitly during the first nine months ended December 31, 2010 to any of these entities that it was not previously contractually required to provide. The carrying amount and classification of the assets and liabilities in the Company’s balance sheet that relate to the Company’s variable interests in the aforementioned entities are as follows, which approximate the maximum exposure to loss as a result of the Company’s involvement with these entities:

Related Party Assets

	December 31,	March 31,
	2010	2010
	(Unaudited)
	(In thousands)
U-Haul notes, receivables and interest from Private Mini	$72,146	$69,867
U-Haul notes receivable from SAC Holdings	196,392	196,903
U-Haul interest receivable from SAC Holdings	15,958	13,775
U-Haul receivable from SAC Holdings	13,044	15,780
U-Haul receivable from Mercury	3,213	6,138
Other (a)	(3,367)	(337)
	$297,386	$302,126

(a) Timing differences for intercompany balances with our insurance subsidiaries. The December 31, 2010 difference includes a dividend to AMERCO received from Repwest in the amount of $3.3 million.

Between January 1, 2009 and December 31, 2010, our insurance subsidiaries purchased 308,300 shares of Series A Preferred on the open market for $7.2 million. Our insurance subsidiaries may make additional investments in shares of the Series A Preferred in the future.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

12. Consolidating Financial Information by Industry Segment

AMERCO’s three reportable segments are:

·	Moving and Storage, comprised of AMERCO, U-Haul, and Real Estate and the subsidiaries of U-Haul and Real Estate,

·	Property and Casualty Insurance, comprised of Repwest and its subsidiaries and ARCOA, and

·	Life Insurance, comprised of Oxford and its subsidiaries.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

12. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of December 31, 2010 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$240,391	$131,055	$756	$-		$372,202	$21,454	$11,662	$-		$405,318
Reinsurance recoverables and trade receivables, net	-	21,364	-	-		21,364	159,639	51,812	-		232,815
Notes and mortgage receivables, net	-	314	3,481	-		3,795	-	-	-		3,795
Inventories, net	-	60,375	-	-		60,375	-	-	-		60,375
Prepaid expenses	-	42,963	633	-		43,596	-	-	-		43,596
Investments, fixed maturities and marketable equities	23,302	-	-	-		23,302	125,423	509,546	(7,779)	(d)	650,492
Investments, other	-	4,986	12,908	-		17,894	90,748	90,271	-		198,913
Deferred policy acquisition costs, net	-	-	-	-		-	-	48,249	-		48,249
Other assets	408	165,627	26,281	-		192,316	420	264	-		193,000
Related party assets	1,147,921	245,797	65	(1,091,082)	(c)	302,701	2,786	-	(8,101)	(c)	297,386
	1,412,022	672,481	44,124	(1,091,082)		1,037,545	400,470	711,804	(15,880)		2,133,939

Investment in subsidiaries	(135,654)	-	-	483,506	(b)	347,852	-	-	(347,852)	(b)	-

Property, plant and equipment, at cost:
Land	-	46,082	188,951	-		235,033	-	-	-		235,033
Buildings and improvements	1	158,886	854,486	-		1,013,373	-	-	-		1,013,373
Furniture and equipment	241	299,775	18,187	-		318,203	-	-	-		318,203
Rental trailers and other rental equipment	-	247,549	-	-		247,549	-	-	-		247,549
Rental trucks	-	1,550,106	-	-		1,550,106	-	-	-		1,550,106
	242	2,302,398	1,061,624	-		3,364,264	-	-	-		3,364,264
Less: Accumulated depreciation	(211)	(1,000,747)	(341,715)	-		(1,342,673)	-	-	-		(1,342,673)
Total property, plant and equipment	31	1,301,651	719,909	-		2,021,591	-	-	-		2,021,591
Total assets	$1,276,399	$1,974,132	$764,033	$(607,576)		$3,406,988	$400,470	$711,804	$(363,732)		$4,155,530

(a) Balances as of September 30, 2010
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables
(d) Eliminate intercompany preferred stock investment

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating balance sheets by industry segment as of December 31, 2010 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$5,365	$286,473	$4,329	$-		$296,167	$-	$15,137	$-			$311,304
Notes, loans and leases payable	-	708,294	709,680	-		1,417,974	-	-	-			1,417,974
Policy benefits and losses, claims and loss expenses payable	-	396,556	-	-		396,556	263,250	242,204	-			902,010
Liabilities from investment contracts	-	-	-	-		-	-	251,563	-			251,563
Other policyholders' funds and liabilities	-	-	-	-		-	6,552	2,408	-			8,960
Deferred income	-	26,129	-	-		26,129	-	-	-			26,129
Deferred income taxes	274,622	-	-	-		274,622	(29,520)	7,528	(245)	(d)		252,385
Related party liabilities	-	888,735	205,148	(1,091,082)	(c)	2,801	1,795	202	(4,798)	(c)		-
Total liabilities	279,987	2,306,187	919,157	(1,091,082)		2,414,249	242,077	519,042	(5,043)			3,170,325

Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-		-	-	-	-			-
Series B preferred stock	-	-	-	-		-	-	-	-			-
Series A common stock	-	-	-	-		-	-	-	-			-
Common stock	10,497	540	1	(541)	(b)	10,497	3,301	2,500	(5,801)	(b)		10,497
Additional paid-in capital	424,555	121,230	147,941	(269,171)	(b)	424,555	89,620	26,271	(123,187)	(b,d	)	417,259
Accumulated other comprehensive income (loss)	(42,609)	(62,897)	-	62,897	(b)	(42,609)	3,527	17,623	(21,605)	(b,d	)	(43,064)
Retained earnings (deficit)	1,129,622	(387,255)	(303,066)	690,321	(b)	1,129,622	61,945	146,368	(208,096)	(b,d	)	1,129,839
Cost of common shares in treasury, net	(525,653)	-	-	-		(525,653)	-	-	-			(525,653)
Unearned employee stock ownership plan shares	-	(3,673)	-	-		(3,673)	-	-	-			(3,673)
Total stockholders' equity (deficit)	996,412	(332,055)	(155,124)	483,506		992,739	158,393	192,762	(358,689)			985,205
Total liabilities and stockholders' equity	$1,276,399	$1,974,132	$764,033	$(607,576)		$3,406,988	$400,470	$711,804	$(363,732)			$4,155,530

(a) Balances as of September 30, 2010
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

(a) Balances as of December 31, 2009
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables
(d) Eliminate intercompany preferred stock investment

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statements of operations by industry segment for the quarter ended December 31, 2010 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$343,506	$-	$-		$343,506	$-	$-	$(553)	(c)	$342,953
Self-storage revenues	-	30,270	368	-		30,638	-	-	-		30,638
Self-moving and self-storage products and service sales	-	41,533	-	-		41,533	-	-	-		41,533
Property management fees	-	5,129	-	-		5,129	-	-	-		5,129
Life insurance premiums	-	-	-	-		-	-	74,306	-		74,306
Property and casualty insurance premiums	-	-	-	-		-	8,998	-	-		8,998
Net investment and interest income	1,360	5,222	-	-		6,582	2,119	4,971	(459)	(b,e)	13,213
Other revenue	-	14,389	19,586	(21,017)	(b)	12,958	-	581	(327)	(b)	13,212
Total revenues	1,360	440,049	19,954	(21,017)		440,346	11,117	79,858	(1,339)		529,982

Costs and expenses:
Operating expenses	1,711	259,383	2,259	(21,017)	(b)	242,336	3,986	7,536	(872)	(b,c)	252,986
Commission expenses	-	42,367	-	-		42,367	-	-	-		42,367
Cost of sales	-	22,586	-	-		22,586	-	-	-		22,586
Benefits and losses	-	-	-	-		-	5,255	65,057	-		70,312
Amortization of deferred policy acquisition costs	-	-	-	-		-	-	2,480	-		2,480
Lease expense	22	37,436	6	-		37,464	-	-	(305)	(b)	37,159
Depreciation, net of (gains) losses on disposals	3	47,166	3,646	-		50,815	-	-	-		50,815
Total costs and expenses	1,736	408,938	5,911	(21,017)		395,568	9,241	75,073	(1,177)		478,705

Equity in earnings of subsidiaries	5,645	-	-	(1,268)	(d)	4,377	-	-	(4,377)	(d)	-

Earnings from operations	5,269	31,111	14,043	(1,268)		49,155	1,876	4,785	(4,539)		51,277
Interest income (expense)	21,544	(32,056)	(11,724)	-		(22,236)	-	-	-		(22,236)
Pretax earnings (loss)	26,813	(945)	2,319	(1,268)		26,919	1,876	4,785	(4,539)		29,041
Income tax benefit (expense)	(8,043)	981	(1,087)	-		(8,149)	(658)	(1,626)	-		(10,433)
Net earnings	18,770	36	1,232	(1,268)		18,770	1,218	3,159	(4,539)		18,608
Loss of carrying amount of preferred stock over consideration paid	-	-	-	-		-	-	-	-		-
Less: Preferred stock dividends	(3,241)	-	-	-		(3,241)	-	-	162	(e)	(3,079)
Earnings available to common shareholders	$15,529	$36	$1,232	$(1,268)		$15,529	$1,218	$3,159	$(4,377)		$15,529
(a) Balances for the quarter ended September 30, 2010
(b) Eliminate intercompany lease income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries
(e) Eliminate preferred stock dividends paid to affiliates

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statements of operations by industry for the quarter ended December 31, 2009 are as follows:

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
(b) Eliminate intercompany lease income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries
(e) Eliminate preferred stock dividends paid to affiliate

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statements of operations by industry for the nine months ended December 31, 2010 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$1,231,183	$-	$-		$1,231,183	$-	$-	$(1,639)	(c)	$1,229,544
Self-storage revenues	-	88,467	1,045	-		89,512	-	-	-		89,512
Self-moving and self-storage products and service sales	-	161,644	-	-		161,644	-	-	-		161,644
Property management fees	-	14,245	-	-		14,245	-	-	-		14,245
Life insurance premiums	-	-	-	-		-	-	152,131	-		152,131
Property and casualty insurance premiums	-	-	-	-		-	23,477	-	-		23,477
Net investment and interest income	3,854	15,443	-	-		19,297	6,130	15,292	(1,277)	(b,e)	39,442
Other revenue	20	46,402	58,244	(62,411)	(b)	42,255	-	1,676	(1,021)	(b)	42,910
Total revenues	3,874	1,557,384	59,289	(62,411)		1,558,136	29,607	169,099	(3,937)		1,752,905

Costs and expenses:
Operating expenses	5,606	796,765	6,850	(62,411)	(b)	746,810	10,958	21,246	(2,635)	(b,c)	776,379
Commission expenses	-	152,149	-	-		152,149	-	-	-		152,149
Cost of sales	-	83,854	-	-		83,854	-	-	-		83,854
Benefits and losses	-	-	-	-		-	13,369	129,748	-		143,117
Amortization of deferred policy acquisition costs	-	-	-	-		-	-	6,549	-		6,549
Lease expense	69	114,623	12	-		114,704	-	-	(915)	(b)	113,789
Depreciation, net of (gains) losses on disposals	7	130,744	8,810	-		139,561	-	-	-		139,561
Total costs and expenses	5,682	1,278,135	15,672	(62,411)		1,237,078	24,327	157,543	(3,550)		1,415,398

Equity in earnings of subsidiaries	132,707	-	-	(121,731)	(d)	10,976	-	-	(10,976)	(d)	-

Earnings from operations	130,899	279,249	43,617	(121,731)		332,034	5,280	11,556	(11,363)		337,507
Interest income (expense)	63,112	(96,008)	(32,592)	-		(65,488)	-	-	-		(65,488)
Pretax earnings	194,011	183,241	11,025	(121,731)		266,546	5,280	11,556	(11,363)		272,019
Income tax expense	(23,295)	(67,717)	(4,818)	-		(95,830)	(1,849)	(4,011)	-		(101,690)
Net earnings	170,716	115,524	6,207	(121,731)		170,716	3,431	7,545	(11,363)		170,329
Loss of carrying amount of preferred stock over consideration paid	-	-	-	-		-	-	-	(171)		(171)
Less: Preferred stock dividends	(9,723)	-	-	-		(9,723)	-	-	387	(e)	(9,336)
Earnings available to common shareholders	$160,993	$115,524	$6,207	$(121,731)		$160,993	$3,431	$7,545	$(11,147)		$160,822
(a) Balances for the nine months ended September 30, 2010
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
(b) Eliminate intercompany lease income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries
(e) Eliminate preferred stock dividends paid to affiliate

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2010 are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$170,716	$115,524	$6,207	$(121,731)	$170,716	$3,431	$7,545	$(11,363)	$170,329
Earnings from consolidated entities	(132,707)	-	-	121,731	(10,976)	-	-	10,976	-
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	7	148,525	9,993	-	158,525	-	-	-	158,525
Amortization of deferred policy acquisition costs	-	-	-	-	-	-	6,549	-	6,549
Change in allowance for losses on trade receivables	-	25	-	-	25	-	1	-	26
Change in allowance for losses on mortgage notes	-	-	-	-	-	-	-	-	-
Change in allowance for inventory reserve	-	1,271	-	-	1,271	-	-	-	1,271
Net gain on sale of real and personal property	-	(17,781)	(1,183)	-	(18,964)	-	-	-	(18,964)
Net (gain) loss on sale of investments	(65)	-	-	-	(65)	3	(1,484)	-	(1,546)
Deferred income taxes	56,093	-	-	-	56,093	1,532	2,003	-	59,628
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(3,592)	-	-	(3,592)	8,491	(39,446)	-	(34,547)
Inventories	-	(8,809)	-	-	(8,809)	-	-	-	(8,809)
Prepaid expenses	-	10,343	(559)	-	9,784	-	-	-	9,784
Capitalization of deferred policy acquisition costs	-	-	-	-	-	-	(20,584)	-	(20,584)
Other assets	37,392	3,303	1,126	-	41,821	490	253	-	42,564
Related party assets	271	1,263	(57)	-	1,477	(341)	-	-	1,136
Accounts payable and accrued expenses	(4,960)	7,110	119	-	2,269	-	12,364	-	14,633
Policy benefits and losses, claims and loss expenses payable	-	10,713	-	-	10,713	(9,188)	83,254	-	84,779
Other policyholders' funds and liabilities	-	-	-	-	-	943	(139)	-	804
Deferred income	-	903	-	-	903	-	-	-	903
Related party liabilities	-	68	-	-	68	130	75	-	273
Net cash provided (used) by operating activities	126,747	268,866	15,646	-	411,259	5,491	50,391	(387)	466,754

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(6)	(287,877)	(49,627)	-	(337,510)	-	-	-	(337,510)
Short term investments	-	-	-	-	-	(60,650)	(111,801)	-	(172,451)
Fixed maturities investments	-	-	-	-	-	(26,515)	(128,727)	-	(155,242)
Equity securities	(7,950)	-	-	-	(7,950)	(3,297)	-	-	(11,247)
Preferred stock	-	-	-	-	-	(8,794)	(2,597)	-	(11,391)
Real estate	-	-	-	-	-	(63)	(82)	-	(145)
Mortgage loans	-	(3,911)	(5,394)	-	(9,305)	(13,188)	(4,788)	3,890	(23,391)
Proceeds from sales of:
Property, plant and equipment	-	147,985	1,366	-	149,351	-	-	-	149,351
Short term investments	-	-	-	-	-	83,326	129,846	-	213,172
Fixed maturities investments	-	-	-	-	-	16,720	80,295	-	97,015
Equity securities	1,065	-	-	-	1,065	133	-	-	1,198
Real estate	-	-	82	-	82	108	-	-	190
Mortgage loans	-	1,551	2,995	-	4,546	6,057	2,084	(3,890)	8,797
Payments from notes and mortgage receivables	-	65	-	-	65	-	-	-	65
Net cash provided (used) by investing activities	(6,891)	(142,187)	(50,578)	-	(199,656)	(6,163)	(35,770)	-	(241,589)
	(page 1 of 2)
(a) Balance for the period ended September 30, 2010

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the nine months ended December 31, 2010 are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	-	257,553	49,134	-	306,687	-	-	-		306,687
Principal repayments on credit facilities	-	(70,724)	(178,160)	-	(248,884)	-	-	-		(248,884)
Debt issuance costs	-	(1,987)	-	-	(1,987)	-	-	-		(1,987)
Capital lease payments	-	(9,852)	-	-	(9,852)	-	-	-		(9,852)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	881	-	-	881	-	-	-		881
Securitization deposits	-	(87,710)	-		(87,710)	-	-	-		(87,710)
Proceeds from (repayment of) intercompany loans	26,495	(191,205)	164,710	-	-	-	-	-		-
Preferred stock dividends paid	(9,723)	-	-	-	(9,723)	-	-	387	(b)	(9,336)
Dividend from related party	3,303	-	-		3,303	-	-	-		3,303
Investment contract deposits	-	-	-	-	-	-	8,503	-		8,503
Investment contract withdrawals	-	-	-	-	-	-	(25,749)	-		(25,749)
Net cash provided (used) by financing activities	20,075	(103,044)	35,684	-	(47,285)	-	(17,246)	387		(64,144)

Effects of exchange rate on cash	-	179	-	-	179	-	-	-		179

Increase (decrease) in cash and cash equivalents	139,931	23,814	752	-	164,497	(672)	(2,625)	-		161,200
Cash and cash equivalents at beginning of period	100,460	107,241	4	-	207,705	22,126	14,287	-		244,118
Cash and cash equivalents at end of period	$240,391	$131,055	$756	$-	$372,202	$21,454	$11,662	$-		$405,318
	(page 2 of 2)
(a) Balance for the period ended September 30, 2010
(b) Eliminate preferred stock dividends paid to affiliates

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2009 are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$70,708	$7,942	$8,688	$(16,630)	$70,708	$3,046	$7,846	$(10,957)	$70,643
Earnings from consolidated entities	(27,522)	-	-	16,630	(10,892)	-	-	10,892	-
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	13	164,901	9,625	-	174,539	-	-	-	174,539
Amortization of deferred policy acquisition costs	-	-	-	-	-	-	6,367	-	6,367
Change in allowance for losses on trade receivables	-	141	-	-	141	-	(2)	-	139
Change in allowance for losses on mortgage notes	-	(6)	-	-	(6)	-	-	-	(6)
Change in allowance for inventory reserve	-	2,422	-	-	2,422	-	-	-	2,422
Net (gain) loss on sale of real and personal property	-	(1,543)	37	-	(1,506)	-	-	-	(1,506)
Net (gain) loss on sale of investments	-	-	-	-	-	40	(890)	-	(850)
Deferred income taxes	35,517	-	-	-	35,517	1,441	2,809	-	39,767
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(262)	7	-	(255)	14,208	(3,475)	-	10,478
Inventories	-	10,644	-	-	10,644	-	-	-	10,644
Prepaid expenses	664	1,210	(331)	-	1,543	-	-	-	1,543
Capitalization of deferred policy acquisition costs	-	-	-	-	-	-	(10,383)	-	(10,383)
Other assets	(7)	3,060	1,223	-	4,276	266	(172)	-	4,370
Related party assets	483	1,118	(25)	-	1,576	576	-	-	2,152
Accounts payable and accrued expenses	(170)	(27,130)	(2,514)	-	(29,814)	-	7,060	-	(22,754)
Policy benefits and losses, claims and loss expenses payable	-	24,659	-	-	24,659	(14,956)	17,307	-	27,010
Other policyholders' funds and liabilities	-	-	-	-	-	(1,318)	(11)	-	(1,329)
Deferred income	-	418	-	-	418	-	-	-	418
Related party liabilities	-	(349)	-	-	(349)	(685)	58	-	(976)
Net cash provided (used) by operating activities	79,686	187,225	16,710	-	283,621	2,618	26,514	(65)	312,688

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(3)	(186,259)	(14,918)	-	(201,180)	-	-	-	(201,180)
Short term investments	-	-	-	-	-	(67,823)	(138,858)	-	(206,681)
Fixed maturities investments	-	-	-	-	-	(30,302)	(99,099)	-	(129,401)
Preferred stock	-	-	-	-	-	(1,539)	-	-	(1,539)
Real estate	-	(204)	(253)	-	(457)	-	-	-	(457)
Mortgage loans	-	(467)	(317)	-	(784)	(1,311)	(118)	-	(2,213)
Proceeds from sales of:
Property, plant and equipment	-	118,030	1,080	-	119,110	-	-	-	119,110
Short term investments	-	-	-	-	-	76,703	140,229	-	216,932
Fixed maturities investments	-	-	-	-	-	22,959	104,285	-	127,244
Preferred stock	-	-	-	-	-	1,724	512	-	2,236
Real estate	-	-	-	-	-	53	-	-	53
Mortgage loans	-	-	-	-	-	51	4,677	-	4,728
Payments from notes and mortgage receivables	-	131	-	-	131	-	-	-	131
Net cash provided (used) by investing activities	(3)	(68,769)	(14,408)	-	(83,180)	515	11,628	-	(71,037)
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
	(page 2 of 2)
(a) Balance for the period ended September 30, 2009
(b) Eliminate preferred stock dividends paid to affiliate

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

13. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended December 31, 2010
Total revenues	$500,861	$29,121	$529,982
Depreciation and amortization, net of (gains) losses on disposals	52,249	1,046	53,295
Interest expense	22,077	159	22,236
Pretax earnings	25,454	3,587	29,041
Income tax expense	9,376	1,057	10,433
Identifiable assets	4,032,253	123,277	4,155,530

Quarter ended December 31, 2009
Total revenues	$437,238	$26,390	$463,628
Depreciation and amortization, net of (gains) losses on disposals	57,424	1,756	59,180
Interest expense	23,362	155	23,517
Pretax earnings	3,128	1,913	5,041
Income tax expense	871	650	1,521
Identifiable assets	3,856,048	113,641	3,969,689

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Nine months ended December 31, 2010
Total revenues	$1,646,681	$106,224	$1,752,905
Depreciation and amortization, net of (gains) losses on disposals	141,323	4,787	146,110
Interest expense	64,988	500	65,488
Pretax earnings	254,398	17,621	272,019
Income tax expense	96,499	5,191	101,690
Identifiable assets	4,032,253	123,277	4,155,530

Nine months ended December 31, 2009
Total revenues	$1,464,746	$93,465	$1,558,211
Depreciation and amortization, net of (gains) losses on disposals	174,359	5,041	179,400
Interest expense	70,227	449	70,676
Pretax earnings	102,657	10,239	112,896
Income tax expense	38,771	3,482	42,253
Identifiable assets	3,856,048	113,641	3,969,689

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

14. Employee Benefit Plans

The components of net periodic benefit costs with respect to post retirement benefits were as follows:

	Quarter Ended December 31,
	2010	2009
	(Unaudited)
	(In thousands)
Service cost for benefits earned during the period	$116	$105
Interest cost on accumulated postretirement benefit	142	151
Other components	(10)	(26)
Net periodic postretirement benefit cost	$248	$230

	Nine Months Ended December 31,
	2010	2009
	(Unaudited)
	(In thousands)
Service cost for benefits earned during the period	$346	$315
Interest cost on accumulated postretirement benefit	426	452
Other components	(29)	(78)
Net periodic postretirement benefit cost	$743	$689

15. Fair Value Measurements

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table represents the financial assets and liabilities on the condensed consolidated balance sheet at December 31, 2010, that are subject to ASC 820 and the valuation approach applied to each of these items.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited)
	(In thousands)
Assets
Short-term investments	$440,249	$440,249	$-	$-
Fixed maturities - available for sale	601,398	461,793	138,287	1,318
Preferred stock	30,842	30,842	-	-
Common stock	26,031	26,031	-	-
Less: Preferred stock of AMERCO held by subsidiaries	(7,779)	(7,779)	-	-
Total	$1,090,741	$951,136	$138,287	$1,318

Liabilities
Guaranteed residual values of TRAC leases	$-	$-	$-	$-
Derivatives	57,421	-	57,421	-
Total	$57,421	$-	$57,421	$-

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table represents the fair value measurements at December 31, 2010 using significant unobservable inputs (Level 3).

	Fixed Maturities
	Auction Rate Securities	Asset Backed Securities	Total
	(Unaudited)
	(In thousands)
Balance at March 31, 2010	$1,673	$1,615	$3,288

Transfers into Level 3 (a)	43	-	43
Fixed Maturities - Auction Rate Securities gain (unrealized)	2	-	2
Fixed Maturities - Asset Backed Securities loss (unrealized)	-	(160)	(160)
Securities called at par	-	(95)	(95)
Balance at June 30, 2010	$1,718	$1,360	$3,078

Fixed Maturities - Auction Rate Securities loss (unrealized)	(24)	-	(24)
Fixed Maturities - Asset Backed Securities loss (unrealized)	-	(40)	(40)
Balance at September 30, 2010	$1,694	$1,320	$3,014

Fixed Maturities - Asset Backed Securities loss (unrealized)	-	(2)	(2)
Securities called at par	(1,694)	-	(1,694)
Balance at December 31, 2010	$-	$1,318	$1,318

(a) Reflects the transfer of adjustable rate securities for which no meaningful market rate bids are currently available. The valuation of these assets was based on a pricing matrix system as determined by the custodian of these securities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. We then discuss our results of operations for the third quarter and first nine months of fiscal 2011, compared with the third quarter and first nine months of fiscal 2010, which is followed by an analysis of changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources and Disclosures about Contractual Obligations and Commercial Commitments. We conclude this MD&A by discussing our outlook for the remainder of fiscal 2011 and into fiscal 2012.

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

Description of Operating Segments

AMERCO’s three reportable segments are:

·	Moving and Storage, comprised of AMERCO, U-Haul, and Real Estate and the subsidiaries of U-Haul and Real Estate,

·	Property and Casualty Insurance, comprised of Repwest and its subsidiaries and ARCOA, and

·	Life Insurance, comprised of Oxford and its subsidiaries.

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

eMove® is an online marketplace that connects consumers to independent Moving Help™ service providers and over 5,400 independent Self-Storage Affiliates. Our network of customer rated affiliates provides pack and load help, cleaning help, self-storage and similar services, all over North America. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

Since 1945 U-Haul has incorporated sustainable practices into its everyday operations. We believe that our basic business premise of equipment sharing helps reduce greenhouse gas emissions and reduces the need for total large capacity vehicles. We remain focused on reducing waste and are dedicated to manufacturing reusable components and recyclable products. We believe that our commitment to sustainability, through our products and services and everyday operations has helped us to reduce our impact on the environment.

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

As promulgated by ASC 810, a VIE is not self-supportive due to having one or both of the following conditions: (i) it has an insufficient amount of equity for it to finance its activities without receiving additional subordinated financial support or (ii) its owners do not hold the typical risks and rights of equity owners. This determination is made upon the creation of a variable interest and is re-assessed on an on-going basis should certain changes in the operations of a VIE, or its relationship with the primary beneficiary trigger a reconsideration under the provisions of ASC 810. After a triggering event occurs the most recent facts and circumstances are utilized in determining whether or not a company is a VIE, which other company have a variable interest in the entity, and whether or not the company’s interest is such that it is the primary beneficiary.

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

Triggering events in February and March of 2004 for SAC Holding Corporation required AMERCO to reassess its involvement in specific SAC Holding Corporation entities. During these reassessments it was concluded that AMERCO was no longer the primary beneficiary resulting in the deconsolidation of SAC Holding Corporation in fiscal 2004.

In November 2007, Blackwater contributed additional capital to its wholly-owned subsidiary, SAC Holding II. This contribution was determined by us to be material with respect to the capitalization of SAC Holding II; therefore, triggering a requirement under FIN 46(R) for us to reassess the Company’s involvement with those entities. This required reassessment led to the conclusion that SAC Holding II had the ability to fund its own operations and execute its business plan without any future subordinated financial support; therefore, the Company was no longer the primary beneficiary of SAC Holding II as of the date of Blackwater’s contribution.

Accordingly, at the date AMERCO ceased to be considered the primary beneficiary of SAC Holding II and its current subsidiaries, it deconsolidated these entities. The deconsolidation was accounted for as a distribution of SAC Holding II’s interests to the sole shareholder of the SAC entities. Because of AMERCO’s continuing involvement with SAC Holding II and its subsidiaries, the distribution does not qualify as discontinued operations as defined by SFAS 144.

It is possible that SAC Holdings could take actions that would require us to re-determine whether SAC Holdings remains a VIE and we continually monitor whether we have become the primary beneficiary of SAC Holdings.  None of the events delineated in ASC 810-10-35-4 which would require a redetermination occurred during the period being reported upon in this Form 10-Q. Should we determine in the future that we are the primary beneficiary of SAC Holdings, we could be required to consolidate some or all of SAC Holdings within our financial statements. If such events do occur we will report the event and if the occurrence of such event results in a change in our determination of the status of the SAC Holdings as a VIE.

The condensed consolidated balance sheets as of December 31, 2010 and March 31, 2010 include the accounts of AMERCO and its wholly-owned subsidiaries. The December 31, 2010 and 2009 condensed consolidated statements of operations and cash flows include the accounts of AMERCO and its wholly-owned subsidiaries.

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

In fiscal 2006, management performed an analysis of the expected economic value of new rental trucks and determined that additions to the fleet resulting from purchase should be depreciated on an accelerated method based upon a declining formula. The salvage value and useful life assumptions of the rental truck fleet remain unchanged. Under the declining balances method (2.4 times declining balance), the book value of a rental truck is reduced approximately 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively and then reduced on a straight line basis an additional 10% by the end of year fifteen. Whereas, a standard straight line approach would reduce the book value by approximately 5.3% per year over the life of the truck. For the affected equipment, the accelerated depreciation was $11.4 million and $12.0 million greater than what it would have been if calculated under a straight line approach for the third quarter of fiscal 2011 and 2010, respectively and $32.9 million and $38.0 million for the first nine months of fiscal 2011 and 2010, respectively.

Although we intend to sell our used vehicles for prices approximating book value, the extent to which we realize a gain or loss on the sale of used vehicles is dependent upon various factors including but not limited to, the general state of the used vehicle market, the age and condition of the vehicle at the time of its disposal and the depreciation rates with respect to the vehicle. We typically sell our used vehicles at our sales centers throughout North America, on our web site at uhaul.com/trucksales or by phone at 1-866-404-0355. Additionally, we sell a large portion of our pickup and cargo van fleet at automobile dealer auctions.

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

Management makes certain assumptions or judgments in its assessment including but not limited to: ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. There were no write downs in the third quarter or for the first nine months of fiscal 2011. The Company’s insurance subsidiaries recognized $0.2 million in other-than-temporary impairments for the third quarter of fiscal 2010 and $0.7 million for the first nine months of fiscal 2010.

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

Subsequent Events

On January 28, 2011, the Board declared a regular quarterly cash dividend of $0.53125 per share on the Company’s Series A Preferred Stock. The dividend will be payable March 1, 2011 to holders of record on February 14, 2011.

The Company’s management has evaluated subsequent events occurring after December 31, 2010, the date of our most recent balance sheet, through the date our financial statements will be issued. Other than the Series A Preferred dividend, we do not believe any subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

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

Recent Accounting Pronouncements

ASU 2010-26 amends FASB ASC 944-30 to provide further guidance regarding the capitalization of costs relating to the acquisition or renewal of insurance contracts. Specifically, only qualifying costs associated with successful contract acquisitions are permitted to be deferred. The amended guidance is effective for fiscal years beginning after December 15, 2011 (and for interim periods within such years), with early adoption permitted as of the beginning of the entity's annual reporting period. The amended guidance should be applied prospectively, but retrospective application for all prior periods is allowed. The Company does not believe that the adoption of this statement will have a material impact on our financial statements.

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

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended December 31, 2010 compared with the Quarter Ended December 31, 2009

Listed below on a consolidated basis are revenues for our major product lines for the third quarter of fiscal 2011 and the third quarter of fiscal 2010:

	Quarter Ended December 31,
	2010	2009
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$342,953	$321,275
Self-storage revenues	30,638	27,931
Self-moving and self-storage products and service sales	41,533	41,077
Property management fees	5,129	5,504
Life insurance premiums	74,306	39,011
Property and casualty insurance premiums	8,998	7,810
Net investment and interest income	13,213	12,689
Other revenue	13,212	8,331
Consolidated revenue	$529,982	$463,628

Self-moving equipment rental revenues increased $21.7 million during the third quarter of fiscal 2011, compared with the third quarter of fiscal 2010. The increase was due to growth in transactions and improvements in our average revenue per transaction.  We believe the growth in transactions was influenced by an increase in demand for our services as well as from enhancements to our customer service capabilities.

Self-storage revenues increased $2.7 million during the third quarter of fiscal 2011, compared with the third quarter of fiscal 2010 due primarily to an increase in the number of rooms rented. Our portfolio of rooms available to rent has grown by nearly 630,000 square feet since December 31, 2009.  Our average occupancy during the third quarter of fiscal 2011 increased by nearly 650,000 square feet compared with the third quarter of fiscal 2010.

Sales of self-moving and self-storage products and services increased $0.5 million during the third quarter of fiscal 2011, compared with the third quarter of fiscal 2010. Propane along with hitch and towing accessory sales experienced increases during the quarter.

Life insurance premiums increased $35.3 million during the third quarter of fiscal 2011, compared with the third quarter of fiscal 2010 primarily as a result of entering into a new reinsurance contract whereby we assumed a block of small face amount final expense life insurance contracts.  Approximately $30.8 million of this increase was due to this transaction.  The profits from this reinsurance transaction will be recognized over the life of underlying insurance contracts. During the quarter we also purchased a block of Medicare supplement policies from another insurance carrier through an assumption reinsurance transaction which accounted for a $4.8 million increase in premiums.

Property and casualty insurance premiums increased $1.2 million during the third quarter of fiscal 2011, compared with the third quarter of fiscal 2010. A portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. As moving transactions have increased this year so have the related premiums.

Other revenue increased $4.9 million during the third quarter of fiscal 2011, compared with the third quarter of fiscal 2010 primarily due to the expansion of new business initiatives including our U-BoxTM program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $530.0 million in the third quarter of fiscal 2011, compared with $463.6 million in the third quarter of fiscal 2010.

Listed below are revenues and earnings from operations at each of our operating segments for the third quarter of fiscal 2011 and fiscal 2010. The insurance companies third quarters ended September 30, 2010 and 2009.

	Quarter Ended December 31,
	2010	2009
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$440,346	$410,969
Earnings from operations	49,155	26,126
Property and casualty insurance
Revenues	11,117	9,642
Earnings from operations	1,876	1,636
Life insurance
Revenues	79,858	44,389
Earnings from operations	4,785	5,462
Eliminations
Revenues	(1,339)	(1,372)
Earnings from operations	(4,539)	(4,666)
Consolidated results
Revenues	529,982	463,628
Earnings from operations	51,277	28,558

Total costs and expenses increased $43.6 million during the third quarter of fiscal 2011, compared with the third quarter of fiscal 2010. The increase in benefit costs of $35.1 million during the quarter was primarily due to two reinsurance transactions entered into during the third quarter. Operating expenses for Moving and Storage increased $7.4 million as a result of increased maintenance and repair costs.  These increases were partially offset by reduced liability costs associated with the rental equipment fleet. Depreciation expense, primarily related to the rental equipment fleet, decreased $6.2 million. Included in this decrease is a $1.9 million improvement in the gain on disposal of property, plant and equipment. Cost of sales increased at a rate greater than the associated revenue due largely to the cost of propane.

As a result of the above mentioned changes in revenues and expenses, earnings from operations were $51.3 million for the third quarter of fiscal 2011, compared with $28.6 million for the third quarter of fiscal 2010.

Interest expense for the third quarter of fiscal 2011 was $22.2 million, compared with $23.5 million for the third quarter of fiscal 2010. The average amount of outstanding notes, loans and capital leases payable has decreased in the third quarter of fiscal 2011, compared with the third quarter of fiscal 2010.

Income tax expense was $10.4 million for the third quarter of fiscal 2011, compared with $1.5 million for the third quarter of fiscal 2010 due to an increase in pretax earnings for the third quarter of fiscal 2011.

Dividends accrued on our Series A Preferred were $3.1 million and $3.2 million for the third quarter of fiscal 2011 and 2010, respectively.

As a result of the above mentioned items, earnings available to common shareholders were $15.5 million for the third quarter of fiscal 2011, compared with $0.3 million for the third quarter of fiscal 2010.

Basic and diluted earnings per share for the third quarter of fiscal 2011 were $0.80, compared with $0.02 for the third quarter of fiscal 2010.

The weighted average common shares outstanding basic and diluted were 19,439,622 for the third quarter of fiscal 2011, compared with 19,393,306 for the third quarter of fiscal 2010.

Moving and Storage

Quarter Ended December 31, 2010 compared with the Quarter Ended December 31, 2009

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the third quarter of fiscal 2011 and the third quarter of fiscal 2010:

	Quarter Ended December 31,
	2010	2009
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$343,506	$321,784
Self-storage revenues	30,638	27,931
Self-moving and self-storage products and service sales	41,533	41,077
Property management fees	5,129	5,504
Net investment and interest income	6,582	6,408
Other revenue	12,958	8,265
Moving and Storage revenue	$440,346	$410,969

Self-moving equipment rental revenues increased $21.7 million during the third quarter of fiscal 2011, compared with the third quarter of fiscal 2010.  The increase was due to growth in transactions and improvements in our average revenue per transaction.  We believe the growth in transactions was influenced by an increase in demand for our services as well as from enhancements to our customer service capabilities.

Self-storage revenues increased $2.7 million during the third quarter of fiscal 2011, compared with the third quarter of fiscal 2010 due primarily to an increase in the number of rooms rented.  Our portfolio of rooms available to rent has grown by nearly 630,000 square feet since December 31, 2009.  Our average occupancy during the third quarter of fiscal 2011 increased by nearly 650,000 square feet compared with the third quarter of fiscal 2010.

Sales of self-moving and self-storage products and services increased $0.5 million during the third quarter of fiscal 2011, compared with the third quarter of fiscal 2010. Propane along with hitch and towing accessory sales experienced increases during the quarter.

Other revenue increased $4.7 million during the third quarter of fiscal 2011, compared with the third quarter of fiscal 2010 primarily from the expansion of new business initiatives including our U-BoxTM program.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended December 31,
	2010	2009
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of December 31	150	143
Square footage as of December 31	12,254	11,625
Average number of rooms occupied	112	106
Average occupancy rate based on room count	75.3%	74.1%
Average square footage occupied	9,447	8,799

Total costs and expenses increased $6.1 million during the third quarter of fiscal 2011, compared with the third quarter of fiscal 2010.  Operating expenses increased $7.4 million as a result of increased maintenance and repair costs.  These increases were partially offset by reduced liability costs associated with the rental equipment fleet. Depreciation expense, primarily related to the rental equipment fleet, decreased $6.2 million. Included in this decrease is a $1.9 million improvement in the gain on disposal of property, plant and equipment. Cost of sales increased at a rate greater than the associated revenue primarily due to the cost of propane.

Equity in the earnings of AMERCO’s insurance subsidiaries decreased $0.3 million for the third quarter of fiscal 2011, compared with the third quarter of fiscal 2010.

As a result of the above mentioned changes in revenues and expenses, earnings from operations were $49.2 million for the third quarter of fiscal 2011, compared with $26.1 million for the third quarter of fiscal 2010.

Property and Casualty Insurance

Quarter Ended September 30, 2010 compared with the Quarter Ended September 30, 2009

Net premiums were $9.0 million and $7.8 million for the third quarters ended September 30, 2010 and 2009, respectively. A portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. As moving transactions have increased this year so have the related premiums.

Net investment income was $2.1 million and $1.8 million for the third quarters ended September 30, 2010 and 2009, respectively. The improvement came from increases in preferred stock dividends and income earned from mortgage loans.

Net operating expenses were $4.0 million for the third quarters ended September 30, 2010 and 2009.

Benefits and losses incurred were $5.3 million and $4.0 million for the third quarters ended September 30, 2010 and 2009, respectively. The increase was due to an increase in reserves on terminated lines.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $1.9 million and $1.6 million for the third quarters ended September 30, 2010 and 2009, respectively.

Life Insurance

Quarter Ended September 30, 2010 compared with the Quarter Ended September 30, 2009

Net premiums were $74.3 million and $39.0 million for the quarters ended September 30, 2010 and 2009, respectively. Of the $35.3 million increase in premiums, $30.8 resulted from a coinsurance agreement entered into on September 30, 2010 to reinsure a block of final expense life insurance policies. As part of the transaction, $30.8 million of assets were initially transferred and classified as premium upon such transfer. Medicare supplement premiums increased by $3.6 million due to the acquisition of a Medicare supplement block of business combined with rate increases on existing business offset by policy terminations. Other accident and health premiums decreased by $1.6 million.

Net investment income was $5.0 million and $4.8 million for the quarters ended September 30, 2010 and 2009, respectively. The increase was due to a larger invested asset base offset by lower gains from the sale of securities.

Net operating expenses were $7.5 million and $6.8 million for the quarters ended September 30, 2010 and 2009, respectively. The increase was primarily the result of commissions paid on premiums related to the new Medicare supplement assumption reinsurance transaction as well from as the new coinsurance agreement on the final expense block of business.

Benefits and losses incurred were $65.1 million and $30.0 million for the quarters ended September 30, 2010 and 2009, respectively.  Life insurance benefits increased $30.8 million due to an increase in reserves related to the final expense coinsurance agreement.  Medicare supplement benefits increased by $4.0 million due to the acquisition of the Medicare supplement block of business.

Amortization of deferred acquisition costs (“DAC”) and the value of business acquired (“VOBA”) was $2.5 million and $2.2 million for the third quarters ended September 30, 2010 and 2009, respectively.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $4.8 million and $5.5 million for the third quarters ended September 30, 2010 and 2009, respectively.

AMERCO and Consolidated Entities

Nine Months Ended December 31, 2010 compared with the Nine Months Ended December 31, 2009

Listed below on a consolidated basis are revenues for our major product lines for the first nine months of fiscal 2011 and the first nine months of fiscal 2010:

	Nine Months Ended December 31,
	2010	2009
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,229,544	$1,121,419
Self-storage revenues	89,512	82,347
Self-moving and self-storage products and service sales	161,644	154,421
Property management fees	14,245	14,432
Life insurance premiums	152,131	95,353
Property and casualty insurance premiums	23,477	21,071
Net investment and interest income	39,442	38,908
Other revenue	42,910	30,260
Consolidated revenue	$1,752,905	$1,558,211

Self-moving equipment rental revenues increased $108.1 million during the first nine months of fiscal 2011, compared with the first nine months of fiscal 2010.  The increase was due to growth in transactions and improvements in our average revenue per transaction.  We believe the growth in transactions was influenced by an increase in demand for our services as well as from enhancements to our customer service capabilities.  The growth in revenue came from both In-Town and one-way business and has been spread across both truck and trailer rentals.

Self-storage revenues increased $7.2 million during the first nine months of fiscal 2011, compared with the first nine months of fiscal 2010 due primarily to an increase in the number of rooms rented. Our average occupancy during the first nine months of fiscal 2011 increased by 590,000 square feet compared with the first nine months of fiscal 2010.

Sales of self-moving and self-storage products and services increased $7.2 million during the first nine months of fiscal 2011, compared with the first nine months of fiscal 2010.  We experienced increased sales in each of our three major product categories including moving supplies, propane, and hitches and towing accessories.

Life insurance premiums increased $56.8 during the fist nine months of fiscal 2011, compared with the first nine months of fiscal 2010. Continued expansion of its single premium whole life product accounted for $21.4 million of the increase with the remaining increase of $35.6 million due to reinsurance transactions completed in the third quarter.

Property and casualty insurance premiums increased $2.4 million during the first nine months of fiscal 2011, compared with the first nine months of fiscal 2010. A portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. As moving transactions have increased this year so have the related premiums.

Other revenue increased $12.7 million during the first nine months of fiscal 2011, compared with the first nine months of fiscal 2010 primarily due to the expansion of new business initiatives including our U-BoxTM program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $1,752.9 million in the first nine months of fiscal 2011, compared with $1,558.2 million in the first nine months of fiscal 2010.

Listed below are revenues and earnings from operations at each of our operating segments for the first nine months of fiscal 2011 and the first nine months of fiscal 2010. The insurance companies first nine months ended September 30, 2010 and 2009.

	Nine Months Ended December 31,
	2010	2009
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,558,136	$1,423,054
Earnings from operations	332,034	177,792
Property and casualty insurance
Revenues	29,607	26,552
Earnings from operations	5,280	4,686
Life insurance
Revenues	169,099	111,996
Earnings from operations	11,556	12,051
Eliminations
Revenues	(3,937)	(3,391)
Earnings from operations	(11,363)	(10,957)
Consolidated results
Revenues	1,752,905	1,558,211
Earnings from operations	337,507	183,572

Total costs and expenses increased $40.8 million during the first nine months of fiscal 2011, compared with the first nine months of fiscal 2010. The increase in benefit costs were primarily due to two reinsurance transactions entered into during the third quarter as well as from additional reserves and commissions associated with their single premium whole life business. Total costs at the life insurance segment increased $57.6 million in the first nine months of fiscal 2011, compared with the first nine months of fiscal 2010.

Operating expenses for Moving and Storage decreased $4.6 million as a result of improvements in maintenance and repair costs and reduced liability costs associated with the rental equipment fleet. Maintenance and repair has been positively influenced by the retirement of older equipment from the truck fleet; however, this category had an increase during the third quarter of fiscal 2011.  Liability costs have improved as expected losses from prior years continue to develop positively. Depreciation expense, primarily related to the rental equipment fleet, decreased $33.5 million. Included in this decrease is a $17.5 million improvement in the gain on disposal of property, plant and equipment. Cost of sales and commission expenses are increasing in relation to the associated revenues.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $337.5 million for the first nine months of fiscal 2011, compared with $183.6 million for the first nine months of fiscal 2010.

Interest expense for the first nine months of fiscal 2011 was $65.5 million, compared with $70.7 million for the first nine months of fiscal 2010. The average amount of outstanding notes, loans and capital leases payable has decreased during the first nine months of fiscal 2011, compared with the first nine months of fiscal 2010

Income tax expense was $101.7 million for the first nine months of fiscal 2011, compared with $42.3 million for the first nine months of fiscal 2010 in part due to higher pretax earnings for the first nine months of fiscal 2011.

Dividends accrued on our Series A Preferred were $9.3 million and $9.7 million for the first nine months of fiscal 2011 and 2010, respectively.

As a result of the above mentioned items, earnings available to common shareholders were $160.8 million for the first nine months of fiscal 2011, compared with $61.4 million for the first nine months of fiscal 2010.

Basic and diluted earnings per common share for the first nine months of fiscal 2011 were $8.28, compared with $3.17 for the first nine months of fiscal 2010.

The weighted average common shares outstanding basic and diluted were 19,427,294 for first nine months of fiscal 2011, compared with 19,381,579 for the first nine months of fiscal 2010.

Moving and Storage

Nine Months Ended December 31, 2010 compared with the Nine Months Ended December 31, 2009

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first nine months of fiscal 2011 and the first nine months of fiscal 2010:

	Nine Months Ended December 31,
	2010	2009
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,231,183	$1,122,676
Self-storage revenues	89,512	82,347
Self-moving and self-storage products and service sales	161,644	154,421
Property management fees	14,245	14,432
Net investment and interest income	19,297	19,838
Other revenue	42,255	29,340
Moving and Storage revenue	$1,558,136	$1,423,054

Self-moving equipment rental revenues increased $108.5 million during the first nine months of fiscal 2011, compared with the first nine months of fiscal 2010.  The increase was due to growth in transactions and improvements in our average revenue per transaction.  We believe the growth in transactions was influenced by an increase in demand for our services as well as from enhancements to our customer service capabilities.  The growth in revenue came from both In-Town and one-way business and has been spread across both truck and trailer rentals.

Self-storage revenues increased $7.2 million during the first nine months of fiscal 2011, compared with the first nine months of fiscal 2010 due primarily to an increase in the number of rooms rented.  Our average occupancy during the first nine months of fiscal 2011 increased by 590,000 square feet compared with the first nine months of fiscal 2010.

Sales of self-moving and self-storage products and services increased $7.2 million during the first nine months of fiscal 2011, compared with the first nine months of fiscal 2010. In particular we experienced increased sales in each of our three major product categories including propane, hitches and towing accessories and moving supplies.

Other revenue increased $12.9 million during the first nine months of fiscal 2011, compared with the first nine months of fiscal 2010 primarily from the expansion of new business initiatives including our U-BoxTM program.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Nine Months Ended December 31,
	2010	2009
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of December 31	150	143
Square footage as of December 31	12,254	11,625
Average number of rooms occupied	112	106
Average occupancy rate based on room count	76.3%	75.7%
Average square footage occupied	9,415	8,824

Total costs and expenses decreased $19.1 million during the first nine months of fiscal 2011, compared with the first nine months of fiscal 2010. Operating expenses decreased $4.6 million as a result of improvements in maintenance and repair costs and reduced liability costs associated with the rental equipment fleet. Maintenance and repair has been positively influenced by the retirement of older equipment from the truck fleet; however, this category had an increase during the third quarter of fiscal 2011.  Liability costs have improved as expected losses from prior years continue to develop positively. Depreciation expense, primarily related to the rental equipment fleet, decreased $33.5 million. Included in this decrease is a $17.5 million improvement in the gain on disposal of property, plant and equipment. Cost of sales and commission expenses increased in relation to the associated revenues.

Equity in the earnings of AMERCO’s insurance subsidiaries increased $0.1 million for the first nine months of fiscal 2011, compared with the first nine months of fiscal 2010.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $332.0 million for the first nine months of fiscal 2011, compared with $177.8 million for the first nine months of fiscal 2010.

Property and Casualty Insurance

Nine Months Ended September 30, 2010 compared with the Nine Months Ended September 30, 2009

Net premiums were $23.5 million and $21.1 million for the nine months ended September 30, 2010 and 2009, respectively. A portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. As moving transactions have increased this year so have the related premiums.

Net investment income was $6.1 million and $5.5 million for the nine months ended September 30, 2010 and 2009, respectively. The improvements came from increases in preferred stock dividends and interest earned from mortgage loans. This was partially offset by a $0.3 million decrease in interest income from short term investments.

Net operating expenses were $11.0 million and $10.9 million for the nine months ended September 30, 2010 and 2009, respectively.

Benefits and losses incurred were $13.4 million and $11.0 million for the nine months ended September 30, 2010 and 2009, respectively. The increase was due to an increase in reserves on terminated lines.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $5.3 million and $4.7 million for the nine months ended September 30, 2010 and 2009, respectively.

Life Insurance

Nine Months Ended September 30, 2010 compared with the Nine Months Ended September 30, 2009

Net premiums were $152.1 million and $95.4 million for the nine months ended September 30, 2010 and 2009, respectively. Of the increase, $30.8 resulted from the coinsurance agreement entered into on September 30, 2010 to reinsure a block of final expense life insurance policies. As part of the transaction, assets were transferred to us and classified as premium upon such transfer. Medicare supplement premiums increased by $1.1 million due to the acquisition of a Medicare supplement block of business and rate increases on existing policies offset by policy lapses and terminations.  Sales of the company’s single premium whole life product accounted for an increase of $21.4 million while other lines accounted for a $3.4 million increase.

Net investment income was $15.3 million and $14.5 million for the nine months ended September 30, 2010 and 2009, respectively. The improvement was due to an increased asset base and from gains on sale of securities.

Net operating expenses were $21.2 million and $17.1 million for the nine months ended September 30, 2010 and 2009, respectively.  The growth was a result of commissions paid on increased sales of the single premium life product.  This was partially offset by a reduction of Medicare supplement commissions.

Benefits and losses incurred were $129.7 million and $76.5 million for the nine months ended September 30, 2010 and 2009, respectively.  Life insurance benefits increased $18.2 million due to expanded sales of the single premium life product and $30.8 million from reserves that were transferred under the new coinsurance agreement.  Other life insurance benefits increased $5.4 million on a larger volume of inforce business.

Amortization of DAC and VOBA was $6.5 million and $6.4 million for the nine months ended September 30, 2010 and 2009, respectively.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $11.6 million and $12.1 million for the nine months ended September 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

We believe our current capital structure is a positive factor that will enable us to pursue our operational plans and goals and provide us with sufficient liquidity for the foreseeable future. The majority of our obligations currently in place mature at the end of fiscal years 2014, 2015 or 2018. However, since there are many factors which could affect our liquidity, including some which are beyond our control, there is no assurance that future cash flows and liquidity resources will be sufficient to meet our outstanding debt obligations and our other future capital needs.

At December 31, 2010, cash and cash equivalents totaled $405.3 million, compared with $244.1 million on March 31, 2010. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). As of December 31, 2010 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and obligations of each operating segment were:

	Moving & Storage	Property and Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$372,202	$21,454	$11,662
Other financial assets	369,056	378,596	651,629
Debt obligations	1,417,974	-	-

(a) As of September 30, 2010

Our Moving and Storage segment had cash available under existing credit facilities of $233.7 million and $87.7 million of a securitized fleet loan to be used for new equipment purchases.

Net cash provided by operating activities increased $154.1 million in the first nine months of fiscal 2011 compared with fiscal 2010 primarily due to improved profitability at the Moving and Storage segment.  This improvement was largely from increased self-moving equipment rental revenues.  Operating cash flows from the Life Insurance segment increased $23.9 million primarily due to new life insurance premiums.

Net cash used in investing activities increased $170.6 million in the first nine months of fiscal 2011 compared with fiscal 2010.  Purchases of property, plant and equipment, which are reported net of cash received from leases, increased $136.3 million due to the purchase and manufacturing of new rental equipment as well as the acquisition of new storage center locations.  Cash from the sales of property, plant and equipment increased $30.2 million largely due to improved resale values for pickup and cargo vans.  Cash used for investing activities at the insurance companies increased $54.1 million primarily due to investment in their fixed maturity and mortgage loan portfolios.

Net cash used by financing activities decreased $8.2 million in the first nine months of fiscal 2011 compared with fiscal 2010.  A $150.0 million increase in debt repayments compared to last year, primarily from the repayment of revolving credit facilities was more than offset by a $219.0 million net increase in new borrowings.  The majority of this increase came from the $155.0 million fleet securitization facility entered into on October 28, 2010 for the purchase of new equipment.  Net annuity withdrawals at the Life Insurance segment have decreased $13.4 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily reflected new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2011 the Company will reinvest in its truck and trailer rental fleet approximately $210.0 million, net of equipment sales excluding any lease buyouts. Through the first nine months of fiscal 2011 we have reinvested approximately $114.0 million, net of equipment sales excluding lease buy-outs. Fleet investments in fiscal 2012 and beyond will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the remainder of fiscal 2011 and into fiscal 2012 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt and funds from operations and sales. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. The Company is funding these development projects through construction loans and internally generated funds. For the first nine months of fiscal 2011, the Company invested approximately $50.0 million in real estate acquisitions, new construction and renovation and capital repair. For the remainder of fiscal 2011 and into fiscal 2012, the timing of new projects will be dependent upon several factors including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the eMove® program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment) were $188.2 million and $82.1 million in the first nine months of fiscal 2011 and 2010, respectively. The Company entered into new equipment leases of $35.0 million and $63.9 million during the first nine months of fiscal 2011 and 2010, respectively.

The Moving and Storage operating segment continues to hold significant cash and has access to additional liquidity. Management may invest these funds in our existing operations, expand our product lines or pursue external opportunities in the self-moving and storage market place or reduce existing indebtedness where possible.

Property and Casualty Insurance

State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Property and Casualty Insurance’s assets are generally not available to satisfy the claims of AMERCO or its legal subsidiaries. In the third quarter of fiscal 2011, Repwest paid AMERCO a $3.3 million cash dividend.

Stockholder’s equity was $158.4 million and $151.7 million at September 30, 2010 and December 31, 2009, respectively. The increase resulted from earnings of $3.4 million and an increase in other comprehensive income of $3.3 million. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

The Life Insurance operating segment manages its financial assets to meet policyholder and other obligations including investment contract withdrawals. Life Insurance’s net withdrawals for the nine months ended September 30, 2010 was $17.2 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $192.8 million and $173.2 million at September 30, 2010 and December 31, 2009, respectively. The increase resulted from earnings of $7.5 million and an increase in other comprehensive income of $12.0 million. Life Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Net cash provided from operating activities were $411.3 million and $283.6 million in the first nine months of fiscal 2011 and 2010, respectively. The increase in self-moving equipment rental revenues, storage revenues and product and service sales was primarily responsible for the improved operating cash flows. Also, in the third quarter of fiscal 2011 the Company received a $37.4 million refund related to the federal income tax loss carrybacks filed in fiscal 2010.

Property and Casualty Insurance

Net cash provided by operating activities were $5.5 million and $2.6 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in cash provided by operations was due to a $2.0 million decrease in commissions paid. Also contributing to the increase was the collection of $0.5 million in outstanding reinsurance recoverable balances.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolio amounted to $83.0 million and $106.3 million at September 30, 2010 and December 31, 2009, respectively. This balance reflects funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $50.4 million and $26.5 million for the nine months ended September 30, 2010 and 2009, respectively. The increase was primarily due to an increase of $18.4 million in net cash received from new sales of our single premium life product and additional tax payments of $5.8 million in 2009.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio. At September 30, 2010 and December 31, 2009, cash and cash equivalents and short-term investments amounted to $36.6 million and $57.5 million, respectively. Management believes that the overall sources of liquidity is adequate to meet foreseeable cash needs.

Liquidity and Capital Resources - Summary

We believe we have the financial resources needed to meet our business plans and to meet our business requirements including capital expenditures for the investment in our rental fleet, rental equipment and storage space, working capital requirements and our preferred stock dividend program for at least the next several years.

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment operating leases. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management feels it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing facilities to meet the current and expected needs of the Company over the next several years. At December 31, 2010, we had cash availability under existing credit facilities of $233.7 million as well as $87.7 million from a securitized fleet loan to be used for new equipment purchases. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of ourlong-term debt and borrowing capacity, please see Note 4, Borrowings of the Notes to Condensed Consolidated Financial Statements.

Fair Value of Financial Instruments

On April 1, 2008, assets and liabilities recorded at fair value on the condensed consolidated balance sheets were measured and classified based upon a three tiered approach to valuation. ASC 820 requires that financial assets and liabilities recorded at fair value be classified and disclosed in a Level 1, Level 2 or Level 3 category. For more information, please see Note 15, Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements.

The available-for-sale securities held by the Company are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. At December 31, 2010 we had $1.3 million of available-for-sale assets classified in Level 3.

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

Disclosures about Contractual Obligations and Commercial Commitments

Our estimates as to future contractual obligations have not materially changed from the disclosure included under the subheading Contractual Obligations in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 with the exception of the financing described immediately below.

2010 U-Haul S Fleet issued a $155.0 million asset-backed note on October 28, 2010 with an expected maturity date in October 2017. 2010 USF is a bankruptcy-remote special purpose entity wholly-owned by U-Haul International, Inc. The net proceeds from the securitized transaction will be used to finance new box truck purchases.

Off-Balance Sheet Arrangements

The Company uses off-balance sheet arrangements in situations where management believes that the economics and sound business principles warrant their use.

AMERCO utilizes operating leases for certain rental equipment and facilities with terms expiring substantially through 2017, with the exception of one land lease expiring in 2034. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, AMERCO has guaranteed approximately $167.0 million of residual values at December 31, 2010 for these assets at the end of their respective lease terms. AMERCO has been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of AMERCO’s minimum lease payments and residual value guarantees were $477.7 million at December 31, 2010.

Historically, AMERCO has used off-balance sheet arrangements in connection with the expansion of our self-storage business. For more information please see Note 11, Related Party Transactions of the Notes to Condensed Consolidated Financial Statements. These arrangements were primarily used when the Company’s overall borrowing structure was more limited. The Company does not face similar limitations currently and off-balance sheet arrangements have not been utilized in our self-storage expansion in recent years. In the future, the Company will continue to identify and consider off-balance sheet opportunities to the extent such arrangements would be economically advantageous to the Company and its stockholders.

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $17.8 million and $18.5 million from the above mentioned entities during the first nine months of fiscal 2011 and 2010, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater.  Mercury is substantially controlled by Mark V. Shoen.  James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $1.9 million and $1.8 million for the first nine months of fiscal 2011 and 2010, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At December 31, 2010, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based on equipment rental revenues. The Company paid the above mentioned entities $29.6 million and $27.5 million in commissions pursuant to such dealership contracts during the first nine months of fiscal 2011 and 2010, respectively.

These agreements along with notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $32.8 million, expenses of $1.9 million and cash flows of $33.3 million during the first nine months of fiscal 2011. Revenues and commission expenses related to the Dealer Agreements were $140.4 million and $29.6 million, respectively during the first nine months of fiscal 2011.

During the first nine months of fiscal 2011, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater. Blackwater is wholly-owned by Mark V. Shoen. The Company does not have an equity ownership interest in SAC Holdings. The Company recorded interest income of $14.4 million and $14.2 million, and received cash interest payments of $12.2 million and $10.2 million, from SAC Holdings during the first nine months of fiscal 2011 and 2010, respectively. The largest aggregate amount of notes receivable outstanding during the first nine months of fiscal 2011 was $196.9 million and the aggregate notes receivable balance at December 31, 2010 was $196.4 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturities of these notes are between 2019 and 2024.

Fiscal 2011 Outlook

In the fourth quarter of fiscal 2011 and into fiscal 2012, we will continue to focus our attention on increasing transaction volume and improving pricing, product and utilization for self-moving equipment rentals. Maintaining an adequate level of new investment in our truck fleet is an important component of our plan to meet our operational goals. Revenue in our U-Move program could be adversely impacted should we fail to execute in any of these areas. Even if we execute our plans we could see declines in revenues primarily due to economic conditions or competitive pressures that are beyond our control.

We have added new storage locations and expanded at existing locations. For the fourth quarter of fiscal 2011 and into fiscal 2012, we are looking to complete current projects and increase occupancy in our existing portfolio of locations. New projects and acquisitions will be considered and pursued if they fit our long-term plans and meet our financial objectives. In the current environment we have focused fewer resources on new construction than in recent history. The Company will continue to invest capital and resources in the U-Box™ storage container program for the remainder of fiscal 2011 and into fiscal 2012.

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

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$59,721	(a), (b)	$(2,874)	5/10/2006	4/10/2012	5.06%	1 Month LIBOR
60,640	(a), (b)	(4,452)	10/10/2006	10/10/2012	5.57%	1 Month LIBOR
20,949	(a)	(2,075)	7/10/2006	7/10/2013	5.67%	1 Month LIBOR
256,667	(a)	(41,622)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
13,500	(a)	(1,411)	2/12/2007	2/10/2014	5.24%	1 Month LIBOR
9,094	(a)	(913)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
9,100	(a)	(909)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
11,500	(a), (b)	(707)	8/15/2008	6/15/2015	3.62%	1 Month LIBOR
12,350	(a)	(883)	8/29/2008	7/10/2015	4.04%	1 Month LIBOR
18,363	(a)	(1,427)	9/30/2008	9/10/2015	4.16%	1 Month LIBOR
10,500	(a), (b)	(128)	3/30/2009	4/15/2016	2.24%	1 Month LIBOR
13,751	(a), (b)	(20)	8/15/2010	7/15/2017	2.15%	1 Month LIBOR

(a) interest rate swap agreement
(b) forward swap

As of December 31, 2010, the Company had approximately $585.6 million of variable rate debt obligations. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $0.9 million annually (after consideration of the effect of the above derivative contracts.)

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 6.1% and 6.0% of our revenue was generated in Canada during the first nine months of fiscal 2011 and 2010, respectively. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding our legal proceedings please see Note 10, Contingencies of the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

We are not aware of any material updates to the risk factors described in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 3, 2008, the Board authorized us, using management’s discretion, to buy back shares from former employees who were participants in our Employee Stock Ownership Plan. To be eligible for consideration, the employees’ respective ESOP account balances must be valued at more than $1,000 at the       then-prevailing market prices but have less than 100 shares. At December 31, 2010 no shares had been purchased.

Between January 1, 2009 and December 31, 2010, our insurance subsidiaries purchased 308,300 shares of Series A Preferred on the open market for $7.2 million. Our insurance subsidiaries may make additional investments in shares of the Series A Preferred in the future.

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

AMERCO

Date:  February 2, 2011                                                                           /s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date:  February 2, 2011                                                                           /s/ Jason A. Berg
Jason A. Berg
Chief Accounting Officer
(Principal Financial Officer)