Form 10-K
period 2011-03-31
AMERCO /NV/
filed 2011-06-09
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2011

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

      Large accelerated filer ☐   Accelerated filer ☑   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No ☑

The aggregate market value of AMERCO common stock held by non-affiliates on September 30, 2010 was $588,807,710. The aggregate market value was computed using the closing price for the common stock trading on NASDAQ on such date. Shares held by executive officers, directors and persons owning directly or indirectly more than 5% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

19,607,788 shares of AMERCO common stock, $0.25 par value, were outstanding at June 1, 2011.

Documents incorporated by reference: portions of AMERCO’s definitive proxy statement for the 2011 annual meeting of stockholders, to be filed within 120 days after AMERCO’s fiscal year ended March 31, 2011, are incorporated by reference into Part III of this report.

PART I

Item 1.   Business

 Company Overview

We are North America’s largest “do-it-yourself” moving and storage operator through our subsidiary U-Haul International, Inc. (“U-Haul”). U-Haul is synonymous with “do-it-yourself” moving and storage and is a leader in supplying products and services to help people move and store their household and commercial goods. Our primary service objective is to provide a better and better product or service to more and more people at a lower and lower cost. Unless the context otherwise requires, the term “AMERCO,”“Company,” “we,” “us,” or “our” refers to AMERCO, a Nevada Corporation, and all of its legal subsidiaries, on a consolidated basis.

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

We rent our distinctive orange and white U-Haul trucks and trailers as well as offer self-storage rooms through a network of over 1,400 Company operated retail moving centers and approximately 15,000 independent U-Haul dealers. We also sell U-Haul brand boxes, tape and other moving and self-storage products and services to “do-it-yourself” moving and storage customers at all of our distribution outlets and through our eMove® web site.

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

Through Repwest Insurance Company (“Repwest”), our property and casualty insurance subsidiary, we manage the property, liability and related insurance claims processing for U-Haul. Oxford Life Insurance Company (“Oxford”), our life insurance subsidiary, sells life insurance, Medicare supplement annuities and other related products to non U-Haul customers.

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

As of March 31, 2011, our rental fleet consisted of approximately 101,000 trucks, 82,000 trailers and 33,000 towing devices. This equipment and our U-Haul brand of self-moving products and services are available through our network of managed retail moving centers and independent U-Haul dealers. Independent U-Haul dealers receive rental equipment from the Company, act as rental agents and are paid a commission based on gross revenues generated from their U-Haul rentals.

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

Our distinctive trailers are also manufactured at these same U-Haul operated manufacturing and assembly facilities. These trailers are well suited to the low profile of many of today’s newly manufactured automobiles. Our engineering staff is committed to making our trailers easy to tow, safe, aerodynamic and fuel efficient.

To provide our self-move customers with added value, our rental trucks and trailers are designed with fuel efficiency in mind. Many of our newer trucks are fitted with fuel economy gauges, another tool that assists our customers in conserving fuel. To help make our rental equipment more reliable, we routinely perform extensive preventive maintenance and repairs.

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

U-Haul has one of North America’s largest propane refilling networks, with over 1,060 locations providing this convenient service. We employ trained, certified personnel to refill all propane cylinders and alternative fuel vehicles. Our network of propane dispensing locations is one of the largest automobile alternative refueling networks in North America.

Our self-storage business was a natural outgrowth of our self-moving operations. Conveniently located U-Haul self-storage rental facilities provide clean, dry and secure space for storage of household and commercial goods. Storage units range in size from 6 square feet to over 1,000 square feet. We operate nearly 1,115 self-storage locations in North America, with nearly 411,000 rentable rooms comprising 36.3 million square feet of rentable storage space. Our self-storage centers feature a wide array of security measures, ranging from electronic property access control gates to individually alarmed storage units. At many centers, we offer climate controlled storage rooms to protect temperature sensitive goods such as video tapes, albums, photographs and precious wood furniture.

Another extension of our strategy to make “do-it-yourself” moving and storage easier is our U-BoxTM program.  A storage container is delivered to a location of our customer’s choosing.  Once the container is filled it can be stored at the customer’s location, or taken to one of our storage facilities or moved to a location of the customer’s choice.

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

Our eMove® web site, eMove.com, is the largest network of customers and independent businesses in the self-moving and self-storage industry. The eMove® network consists of channels where customers, businesses and service providers transact business. The eMove Moving Help marketplace connects “do-it-yourself” movers with independent service providers to assist movers in packing, loading, unloading, cleaning, driving and performing other services. Thousands of independent service providers participate in the eMove® network.

Through the eMove Storage Affiliate Program, independent storage businesses can join the world’s largest self-storage reservation system. Self-storage customers making a reservation through eMove® can access all of the U-Haul self-storage centers and all of our independent storage affiliate partners for even greater convenience to meet their self-storage needs.

 Description of Operating Segments

AMERCO’s three reportable segments are:

•	Moving and Storage, comprised of AMERCO, U-Haul, and Real Estate and the subsidiaries of U-Haul and Real Estate,

•	Property and Casualty Insurance, comprised of Repwest and its subsidiaries and ARCOA, and

•	Life Insurance, comprised of Oxford and its subsidiaries.

Financial information for each of our operating segments is included in the Notes to Consolidated Financial Statements as part of Item 8: Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Moving and Storage Operating Segment

Our Moving and Storage operating segment consists of the rental of trucks, trailers, specialty rental items and self-storage spaces primarily to the household mover as well as sales of moving supplies, towing accessories and propane. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

Net revenue from our Moving and Storage operating segment was approximately 88.1%, 90.6% and 91.4% of consolidated net revenue in fiscal 2011, 2010 and 2009, respectively.

During fiscal 2011, the Company placed nearly 16,400 new trucks in service. These replacements were a combination of U-Haul manufactured vehicles and purchases. Typically as new trucks are added to the fleet the Company removes older trucks from the fleet. The total number of rental trucks in the fleet increased during fiscal 2011 as we increased the pace of new additions while trucks removed for retirement and sale were generally consistent with fiscal 2010.

Within our truck and trailer rental operation we are focused on expanding our independent dealer network to provide added convenience for our customers. U-Haul maximizes vehicle utilization by effective distribution of the truck and trailer fleets among the over 1,400 Company operated centers and approximately 15,000 independent dealers. Utilizing its proprietary reservations management system, the Company’s centers and dealers electronically report their inventory in real-time, which facilitates matching equipment to customer demand. Approximately 55% of all U-Move rental revenue originates from the Company operated centers.

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

U-Haul is one of the largest North American operators of self-storage and has been a leader in the self-storage industry since 1974. U-Haul operates nearly 411,000 storage rooms, comprising 36.3 million square feet of storage space with locations in 49 states and 10 Canadian provinces. U-Haul’s owned and managed self-storage facility locations range in size up to 171,500 square feet of storage space, with individual storage units in sizes ranging from 6 square feet to over 1,000 square feet.

The primary market for storage rooms is the storage of household goods. We believe that our self-storage services provide a competitive advantage through such things as Max Security, an electronic system that monitors the storage facility 24 hours a day, climate control, individually alarmed rooms, extended hour access, and an internet-based customer reservation and account management system.

eMove® is an online marketplace that connects consumers to independent Moving Help™ service providers and over 5,500 independent Self-Storage Affiliates. Our network of customer-rated affiliates provides pack and load help, cleaning help, self-storage and similar services all over North America. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

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

Net revenue from our Property and Casualty Insurance operating segment was approximately 1.7%, 1.6% and 1.8% of consolidated net revenue in fiscal 2011, 2010 and 2009, respectively.

Life Insurance Operating Segment

Our Life Insurance operating segment provides life and health insurance products primarily to the senior market through the direct writing and reinsuring of life insurance, Medicare supplement and annuity policies.

Net revenue from our Life Insurance operating segment was approximately 10.2%, 7.8% and 6.8% of consolidated net revenue in fiscal 2011, 2010 and 2009, respectively.

 Employees

As of March 31, 2011, we employed approximately 16,600 people throughout North America with approximately 98% of these employees working within our Moving and Storage operating segment. Approximately 55% of these employees work on a part-time basis.

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

Our marketing plan focuses on maintaining our leadership position in the “do-it-yourself” moving and storage industry by continually improving the ease of use and efficiency of our rental equipment, by providing added convenience to our retail centers through independent U-Haul dealers, and by expanding the capabilities of our eMove® web sites.

A significant driver of U-Haul’s rental transaction volume is our utilization of an online reservation and sales system, through uhaul.com, eMove.com and our 24-hour 1-800-GO-U-HAUL telephone reservations system. These points of contact are prominently featured and are a major driver of customer lead sources.

Competition

Moving and Storage Operating Segment

The truck rental industry is highly competitive and includes a number of significant national, regional and local competitors. Generally speaking, we consider there to be two distinct users of rental trucks: commercial and “do-it-yourself” residential users. We primarily focus on the “do-it-yourself” residential user. Within this segment, we believe the principal competitive factors are convenience of rental locations, availability of quality rental moving equipment, breadth of essential products and services, and total cost to the user. Our major national competitors in both the In-Town and one-way moving equipment rental market are Avis Budget Group, Inc. and Penske Truck Leasing. Additionally, we have numerous small local competitors throughout North America who compete with us in the In-Town market.

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

Recent Developments

Preferred Stock

On April 15, 2011 the Company provided notice of the call for redemption of all 6,100,000 shares of its issued and outstanding Series A 8½% Preferred Stock (“Series A Preferred”) at a redemption price of $25 per share plus accrued dividends through the date of redemption which was June 1, 2011. The total amount paid pursuant to the redemption was $155.7 million consisting of $152.5 million for the call price of $25 per share plus $3.2 million in accrued dividends.

Financial Strength Ratings

In May 2011, A.M. Best affirmed the financial strength rating of B+ (Good), for Repwest and upgraded their outlook to positive. In April 2011, A.M. Best affirmed the financial strength rating of B++ (Good) for Oxford with a stable outlook.

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

The self-storage industry is large and highly fragmented. We believe the principal competitive factors in this industry are convenience of storage rental locations, cleanliness, security and price. Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates and operating expenses of our facilities. Competition might cause us to experience a decrease in occupancy levels, limit our ability to raise rental rates or require us to offer discounted rates that would have a material affect on results of operations and financial condition. Entry into the self-storage business may be accomplished through the acquisition of existing facilities by persons or institutions with the required initial capital. Development of new self-storage facilities is more difficult however, due to land use, zoning, environmental and other regulatory requirements. The self-storage industry has in the past experienced overbuilding in response to perceived increases in demand. We cannot assure you that we will be able to successfully compete in existing markets or expand into new markets.

We are highly leveraged.

As of March 31, 2011, we had total debt outstanding of $1,397.8 million and total undiscounted lease commitments of $398.8 million. Although we believe that additional leverage can be supported by the Company’s operations, our existing debt could impact us in the following ways among other considerations:

•	require us to allocate a considerable portion of cash flows from operations to debt service payments;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limit our ability to obtain additional financing; and

•	place us at a disadvantage compared to our competitors who may have less debt.

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

The United States economy has undergone a period of slowdown and unprecedented volatility, which resulted in a recession.  It is difficult to gauge the pace of the economic recovery or if such recovery may weaken in the future.  Consumer and commercial spending is generally affected by the health of the economy.  Our industries, although not as traditionally cyclical as some, could experience significant downturns in connection with or in anticipation of, declines, or sustained lack of recovery, in general economic conditions.  In times of declining consumer spending we may be driven, along with our competitors, to reduce pricing which would have a negative impact on gross profit.  We cannot predict if another downturn, or sustained lack of recovery, in the economy may occur which could result in reduced revenues and working capital.

Should credit markets in the United States tighten or if interest rates increase significantly we may not be able to refinance existing debt or find additional financing on favorable terms, or at all.  If one or more of the financial institutions that support our existing credit facilities fails, we may not be able to find a replacement, which would negatively impact our ability to borrow under credit facilities.  While we believe that we have adequate sources of liquidity to meet our anticipated requirement for working capital, debt servicing and capital expenditures through fiscal 2012, if our operating results were to worsen significantly and our cash flows or capital resources prove inadequate, or if interest rates increase significantly, we could face liquidity problems that could materially and adversely affect our results of operations and financial condition.

Our fleet rotation program can be adversely affected by financial market conditions.

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Our rental truck fleet rotation program is funded internally through operations and externally from debt and lease financing. Our ability to fund our routine fleet program could be adversely affected if financial market conditions limit the general availability of external financing. This could lead to the Company operating trucks longer than initially planned and/or reducing the size of the fleet, either of which could materially and negatively affect our results of operations.

Another important aspect of our fleet rotation program is the sale of used rental equipment. The sale of used equipment provides the organization with funds that can be used to purchase new equipment. Conditions may arise that could lead to the decrease in resale values for our used equipment. This could have a material adverse effect on our financial results, which would result in losses on the sale of equipment and decreases in cash flows from the sales of equipment.

We obtain our rental trucks from a limited number of manufacturers.

Over the last ten years, we purchased the majority of our rental trucks from Ford Motor Company and General Motors Corporation. Our fleet can be negatively affected by issues our manufacturers may face within their own supply chain. Also, it is possible that our suppliers may face financial difficulties or organizational changes which could negatively impact their ability to accept future orders or fulfill existing orders. Although we believe that we could contract with alternative manufacturers for our rental trucks, we cannot guarantee or predict how long that would take. In addition, termination of our existing relationship with these suppliers could have a material adverse effect on our business, financial condition or results of operations for an indefinite period of time.

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

As of March 31, 2011, Edward J. Shoen, President and Chairman of the Board of AMERCO, James P. Shoen, a director of AMERCO, and Mark V. Shoen, an executive officer of U-Haul, collectively are the owners of 9,222,191 shares (approximately 47.0%) of the outstanding common shares of AMERCO. In addition, Edward J. Shoen, James P. Shoen, Mark V. Shoen, Rosmarie T. Donovan (Trustee of the Shoen Irrevocable Trusts) and Dunham Trust Company (Successor Trustee of the Irrevocable “C” Trusts) (collectively, the “Reporting Persons”) are parties to a stockholder agreement dated June 30, 2006 in which the Reporting Persons agreed to vote as one as provided in this agreement (the “Stockholder Agreement”).  Pursuant to the Stockholder Agreement, a collective 10,896,914 shares (approximately 55.6%) of the Company’s common stock are voted at the direction of a majority in interest of the Reporting Persons.  For additional information, refer to the Schedule 13Ds filed on July 13, 2006, March 9, 2007 and on June 26, 2009 with the SEC. In addition, 1,568,010 shares (approximately 8.0%) of the outstanding common shares of AMERCO are held by our Employee Savings and Employee Stock Ownership Trust.

As a result of their stock ownership and the Stockholder Agreement, Edward J. Shoen, Mark V. Shoen and James P. Shoen are in a position to significantly influence the business affairs and policies of the Company, including the approval of significant transactions, the election of the members of the Board and other matters submitted to our stockholders. There can be no assurance that the interests of the Reporting Persons will not conflict with the interest of our other stockholders. Furthermore, as a result of the Reporting Persons’ voting power, the Company is a “controlled company” as defined in the Nasdaq Listing Rules and, therefore, may avail itself of certain exemptions under Nasdaq rules, including exemptions from the rules that require the Company to have (i) a majority of independent directors on the Board; (ii) independent director oversight of executive officer compensation; and (iii) independent director oversight of director nominations.  Of the above available exemptions, the Company currently avails itself to the exemption from independent director oversight of executive officer compensation, other than with respect to the compensation of the President of AMERCO.

We bear certain risks related to our notes receivable from SAC Holdings.

At March 31, 2011, we held approximately $196.2 million of notes receivable from SAC Holding Corporation and its subsidiaries (“SAC Holding Corporation”) and SAC Holding II Corporation and its subsidiaries (“SAC Holding II”) (collectively “SAC Holdings”), which consist of junior unsecured notes. SAC Holdings is highly leveraged with significant indebtedness to others. If SAC Holdings is unable to meet its obligations to its senior lenders, it could trigger a default of its obligations to us. In such an event of default, we could suffer a loss to the extent the value of the underlying collateral of SAC Holdings is inadequate to repay SAC Holding’s senior lenders and our junior unsecured notes.  We cannot assure you that SAC Holdings will not default on its loans to its senior lenders or that the value of SAC Holdings assets upon liquidation would be sufficient to repay us in full.

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

Compliance with environmental requirements of federal, state and local governments significantly affects our business. Among other things, these requirements regulate the discharge of materials into the air, land and water and govern the use and disposal of hazardous substances. Under environmental laws or common law principles, we can be held liable for hazardous substances that are found on real property we have owned or operated. We are aware of issues regarding hazardous substances on some of our real estate and we have put in place a remediation plan at each site where we believe such a plan is necessary. See Note 19, Contingencies of the Notes to Consolidated Financial Statements. We regularly make capital and operating expenditures to stay in compliance with environmental laws. In particular, we have managed a testing and removal program since 1988 for our underground storage tanks.  Despite these compliance efforts, we believe that risk of environmental liability is part of the nature of our business.

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

In April 2011, A.M. Best affirmed the financial strength rating for Oxford, Christian Fidelity Life Insurance Company, North American Insurance Company and Dallas General Life Insurance Company (“DGLIC”) of B++ with a stable outlook. Financial strength ratings are important external factors that can affect the success of Oxford’s business plans. Accordingly, if Oxford’s ratings, relative to its competitors, are not maintained or do not continue to improve, Oxford may not be able to retain and attract business as currently planned, which could adversely affect our results of operations and financial condition.

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

At December 31, 2010, Repwest reported $1.0 million of reinsurance recoverables, net of allowances and $167.3 million of reserves and liabilities ceded to reinsurers. Of this, our largest exposure to a single reinsurer was $53.7 million.

Item 1B.   Unresolved Staff Comments

We have no unresolved staff comments at March 31, 2011.

Item 2.   Properties

The Company, through its legal subsidiaries, owns property, plant and equipment that are utilized in the manufacturing, repair and rental of U-Haul equipment and storage space, as well as providing office space for the Company. Such facilities exist throughout the United States and Canada. The Company also manages storage facilities owned by others. The Company operates over 1,400 U-Haul retail centers of which 479 are managed for other owners, and operates 12 manufacturing and assembly facilities. We also operate 175 fixed-site repair facilities located throughout the United States and Canada. These facilities are used primarily for the benefit of our Moving and Storage operating segment.

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

On May 12, 2011, the Nevada Supreme Court affirmed in part, reversed in part, and remanded the case for further proceedings.  First, the Court ruled that the Goldwasser settlement did not release claims that arose after the agreement and, therefore, reversed the trial court’s dismissal of the Complaint on that ground. Second, the Court affirmed the district court’s determination that the in pari delicto defense is available in a derivative suit and reversed and remanded to the district court to determine if the defense applies to this matter.  Third, the Court remanded to the district court to conduct an evidentiary hearing to determine whether demand upon the AMERCO Board was, in fact, futile.  Fourth, the Court invited AMERCO to seek a ruling from the district court as to the legal effect of the AMERCO Shareholders’ 2008 ratification of the underlying AMERCO/SAC transactions.

Last, as to individual claims for relief, the Court affirmed the district court’s dismissal of the breach of fiduciary duty of loyalty claims as to all defendants except Mark Shoen.  The Court affirmed the district court’s dismissal of the breach of fiduciary duty: ultra vires Acts claim as to all defendants. The Court reversed the district court’s dismissal of aiding and abetting a breach of fiduciary duty and unjust enrichment claims against the SAC entities.  The Court reversed the trial court’s dismissal of the claim for wrongful interference with prospective economic advantage as to all defendants.

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

Item 4.   (Removed and Reserved)

PART II

Item 5.   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of June 1, 2011, there were approximately 3,400 holders of record of our common stock. We derived the number of our stockholders using internal stock ledgers and utilizing Mellon Investor Services Stockholder listings. AMERCO’s common stock is listed on the NASDAQ Global Select Market under the trading symbol “UHAL”.

The following table sets forth the high and the low sales price of the common stock of AMERCO for the periods indicated:

	Year Ended March 31,
	2011		2010
	High	Low	High	Low
First quarter	$64.42	$43.43	$46.48	$30.59
Second quarter	$83.83	$53.04	$50.20	$34.13
Third quarter	$109.11	$76.02	$55.41	$40.71
Fourth quarter	$104.00	$86.29	$56.88	$35.59

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

 Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock for the period March 31, 2006 through March 31, 2011 with the cumulative total return on the Dow Jones US Total Market and the Dow Jones US Transportation Average. The comparison assumes that $100 was invested on March 31, 2006 in the Company’s common stock and in each of the comparison indices. The graph reflects the value of the investment based on the closing price of the common stock trading on NASDAQ on March 31, 2007, 2008, 2009, 2010, and 2011.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among AMERCO, The Dow Jones US Total Market Index
And The Dow Jones US Transportation Average Index

$140
$120
$100
$80
$60
$40
$20
$0
3/06
3/07
3/08
3/09
3/10
3/11
AMERCO
Dow Jones US Total Market
Dow Jones US Transportation Average

Fiscal year ended March 31:	2006	2007	2008	2009	2010	2011

AMERCO	$100	$71	$58	$34	$55	$98
Dow Jones US Total Market	100	112	106	66	100	117
Dow Jones US Transportation Average	100	106	107	61	102	126

* $100 invested on 3/31/06 in stock or index-including reinvestment of dividends.

 Issuer Purchases of Equity Securities

On December 3, 2008, the Board authorized us, using management’s discretion, to buy back shares from former employees who were participants in our Employee Stock Ownership Plan (“ESOP”). To be eligible for consideration, the employee’s ESOP account balance(s) must be valued at more than $1,000 at the then-prevailing market prices but have less than 100 shares. No such shares have been purchased.

From January 1, 2009 through March 31, 2011, our insurance subsidiaries purchased 308,300 shares of Series A Preferred on the open market for $7.2 million. Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260 - Earnings Per Share (“ASC 260”), for earnings per share purposes, we recognize the excess or deficit of the carrying amount of the Series A Preferred over the fair value of the consideration paid. For fiscal 2011 this resulted in a $0.2 million charge to net earnings as the amount paid by the insurance companies exceeded the carrying value, net of a prorated portion of original issue costs of the preferred stock. For fiscal 2010 we recognized a $0.4 million gain as the amount paid was less than our adjusted carrying value.

On April 15, 2011 the Company provided notice of the call for redemption of all 6,100,000 shares of its issued and outstanding Series A Preferred stock at a redemption price of $25 per share plus accrued dividends through the date of redemption which was June 1, 2011. The total amount paid pursuant to the redemption was $155.7 million consisting of $152.5 million for the call price of $25 per share plus $3.2 million in accrued dividends.

Item 6.   Selected Financial Data

The following selected financial data should be read in conjunction with the MD&A, and the Consolidated Financial Statements and related notes in this Annual Report on Form 10-K.

Listed below is selected financial data for AMERCO and consolidated entities for each of the last five years ended March 31:

	Years Ended March 31,
	2011	2010	2009	2008 (b), (c)	2007
	(In thousands, except share and per share data)
Summary of Operations:
Self-moving equipment rentals	$1,547,015	$1,419,726	$1,423,022	$1,451,292	$1,462,470
Self-storage revenues	120,698	110,369	110,548	122,248	126,424
Self-moving and self-storage products and service sales	205,570	198,785	199,394	217,798	224,722
Property management fees	22,132	21,632	23,192	22,820	21,154
Life insurance premiums	206,992	134,345	109,572	111,996	120,399
Property and casualty insurance premiums	30,704	27,625	28,337	28,388	24,335
Net investment and interest income	52,661	49,989	58,021	62,110	59,696
Other revenue	55,503	39,534	40,180	32,522	30,098
Total revenues	2,241,275	2,002,005	1,992,266	2,049,174	2,069,298

Operating expenses	1,026,577	1,022,061	1,057,880	1,089,543	1,091,792
Commission expenses	190,981	169,104	171,303	167,945	162,899
Cost of sales	106,024	104,049	114,387	120,210	117,648
Benefits and losses	190,429	121,105	97,617	98,760	107,345
Amortization of deferred policy acquisition costs	9,494	7,569	12,394	13,181	17,138
Lease expense	150,809	156,951	152,424	133,931	147,659
Depreciation, net of (gains) losses on disposals (e)	189,266	227,629	265,213	221,882	189,589
Total costs and expenses	1,863,580	1,808,468	1,871,218	1,845,452	1,834,070

Earnings from operations	377,695	193,537	121,048	203,722	235,228
Interest expense	(88,381)	(93,347)	(98,470)	(101,420)	(82,436)
Fees and amortization on early extinguishment of debt (a)	-	-	-	-	(6,969)
Pretax earnings	289,314	100,190	22,578	102,302	145,823
Income tax expense	(105,739)	(34,567)	(9,168)	(34,518)	(55,270)
Net earnings	183,575	65,623	13,410	67,784	90,553
Excess (loss) carrying amount of preferred stock over consideration paid	(178)	388	-	-	-
Less: Preferred stock dividends (d)	(12,412)	(12,856)	(12,963)	(12,963)	(12,963)
Earnings available to common shareholders	$170,985	$53,155	$447	$54,821	$77,590
Basic and diluted earnings per common share	$8.80	$2.74	$0.02	$2.78	$3.72
Weighted average common shares outstanding: Basic and diluted	19,432,781	19,386,791	19,350,041	19,740,571	20,838,570
Cash dividends declared and accrued Preferred stock	$12,963	$12,963	$12,963	$12,963	$12,963

Balance Sheet Data:
Property, plant and equipment, net	$2,094,573	$1,948,388	$2,013,928	$2,011,176	$1,897,071
Total assets	4,176,154	3,762,454	3,825,073	3,832,487	3,523,048
Notes, loans and leases payable	1,397,842	1,347,635	1,546,490	1,504,677	1,181,165
SAC Holding II notes and loans payable, non re-course to AMERCO	-	-	-	-	74,887
Stockholders' equity	993,020	812,911	717,629	758,431	718,098

(a) Includes the write-off of debt issuance costs of $7.0 million in fiscal 2007.
(b) Fiscal 2008 summary of operations includes 7 months of activity for SAC Holding II which was deconsolidated effective October 31, 2007.
(c) Fiscal 2008 balance sheet data does not include SAC Holding II which was deconsolidated effective October 31, 2007.
(d) Fiscal 2011 and 2010 reflect eliminations of $0.6 million and $0.1 million, respectivley paid to affiliates.
(e) (Gains) losses were ($23.1) million, ($2.0) million, $16.6 million, ($5.9) million and $3.4 million for fiscal 2011, 2010, 2009, 2008 and 2007, respectively.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

 General

We begin this MD&A with the overall strategy of AMERCO, followed by a description of and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for fiscal 2011 compared with fiscal 2010, and for fiscal 2010 compared with fiscal 2009 which is followed by an analysis of changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources and Disclosures about Contractual Obligations and Commercial Commitments. We conclude this MD&A by discussing our outlook for fiscal 2012.

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

AMERCO has a fiscal year that ends on the 31st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31st of December for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. The Company discloses all material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2010, 2009 and 2008 correspond to fiscal 2011, 2010 and 2009 for AMERCO.

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

Our primary focus is to provide our customers with a wide selection of moving rental equipment, convenient self-storage rental facilities and related moving and self-storage products and services. We are able to expand our distribution and improve customer service by increasing the amount of moving equipment and storage rooms available for rent, expanding the number of independent dealers in our network and expanding and taking advantage of our eMove® capabilities.

Property and Casualty Insurance operating segment is focused on providing and administering property and casualty insurance to U-Haul and its customers, its independent dealers and affiliates.

Life Insurance operating segment is focused on long-term capital growth through direct writing and reinsuring of life, Medicare supplement and annuity products in the senior marketplace.

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

Moving and Storage Operating Segment

Our Moving and Storage operating segment consists of the rental of trucks, trailers, portable storage boxes, specialty rental items and self-storage spaces primarily to the household mover as well as sales of moving supplies, towing accessories and propane. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

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

eMove® is an online marketplace that connects consumers to independent Moving Help™ service providers and over 5,500 independent Self-Storage Affiliates. Our network of customer rated affiliates and service providers furnish pack and load help, cleaning help, self-storage and similar services, all over North America. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

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

Life Insurance Operating Segment

Our Life Insurance operating segment provides life and health insurance products primarily to the senior market through the direct writing and reinsuring of life insurance, Medicare supplement and annuity policies.

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

In the following pages we have set forth, with a detailed description, the accounting policies that we deem most critical to us and that require management’s most difficult and subjective judgments. These estimates are based on historical experience, observance of trends in particular areas, information and valuations available from outside sources and on various other assumptions that are believed to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions and conditions; such differences may be material.

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

As promulgated by ASC 810, a VIE is not self-supportive due to having one or both of the following conditions: i) it has an insufficient amount of equity for it to finance its activities without receiving additional subordinated financial support or ii) its owners do not hold the typical risks and rights of equity owners. This determination is made upon the creation of a variable interest and is re-assessed on an on-going basis should certain changes in the operations of a VIE, or its relationship with the primary beneficiary trigger a reconsideration under the provisions of ASC 810. After a triggering event occurs the most recent facts and circumstances are utilized in determining whether or not a company is a VIE, which other company(s) have a variable interest in the entity, and whether or not the company’s interest is such that it is the primary beneficiary.

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

Triggering events in February and March of 2004 for SAC Holding Corporation required AMERCO to reassess its involvement in specific SAC Holding Corporation entities. During these reassessments it was concluded that AMERCO was no longer the primary beneficiary, resulting in the deconsolidation of SAC Holding Corporation in fiscal 2004.

In November 2007, Blackwater contributed additional capital to its wholly-owned subsidiary, SAC Holding II. This contribution was determined by us to be material with respect to the capitalization of SAC Holding II; therefore, triggering a requirement under FASB Interpretation No. 46(R) for us to reassess the Company’s involvement with those entities. This required reassessment led to the conclusion that SAC Holding II had the ability to fund its own operations and execute its business plan without any future subordinated financial support; therefore, the Company was no longer the primary beneficiary of SAC Holding II as of the date of Blackwater’s contribution.

Accordingly, at the date AMERCO ceased to be considered the primary beneficiary of SAC Holding II and its current subsidiaries, it deconsolidated these entities. The deconsolidation was accounted for as a distribution of SAC Holding II’s interests to the sole shareholder of the SAC entities. Because of AMERCO’s continuing involvement with SAC Holding II and its subsidiaries, the distribution does not qualify as discontinued operations.

It is possible that SAC Holdings could take actions that would require us to re-determine whether SAC Holdings remains a VIE and we continually monitor whether we have become the primary beneficiary of SAC Holdings.  None of the events delineated in ASC 810-10-35-4 which would require a redetermination occurred during the period being reported upon in this Form 10-K. Should we determine in the future that we are the primary beneficiary of SAC Holdings, we could be required to consolidate some or all of SAC Holdings within our financial statements.

The consolidated balance sheets as of March 31, 2011 and 2010 include the accounts of AMERCO and its wholly-owned subsidiaries. The March 31, 2011, 2010 and 2009 statements of operations and cash flows include AMERCO and its wholly-owned subsidiaries.

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

In fiscal 2006, management performed an analysis of the expected economic value of new rental trucks and determined that additions to the fleet resulting from purchase should be depreciated on an accelerated method based upon a declining formula. The salvage value and useful life assumptions of the rental truck fleet remain unchanged. Under the declining balances method (2.4 times declining balance), the book value of a rental truck is reduced approximately 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively and then reduced on a straight line basis an additional 10% by the end of year fifteen. Whereas, a standard straight line approach would reduce the book value by approximately 5.3% per year over the life of the truck. For the affected equipment, the accelerated depreciation was $44.8 million, $49.1 million and $56.0 million greater than what it would have been if calculated under a straight line approach for fiscal 2011, 2010 and 2009, respectively.

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

 Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment including but not limited to: ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. The Company’s insurance subsidiaries recognized other-than-temporary impairments of $0.8 million, $2.2 million and $0.4 million for fiscal 2011, 2010 and 2009, respectively.

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

The Company has mortgage receivables, which potentially expose the Company to credit risk. The portfolio of notes is principally collateralized by self-storage facilities and commercial properties. The Company has not experienced any material losses related to the notes from individual or groups of notes in any particular industry or geographic area. The estimated fair values were determined using the discounted cash flow method and using interest rates currently offered for similar loans to borrowers with similar credit ratings.

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

Subsequent Events

On April 15, 2011 the Company provided notice of the call for redemption of all 6,100,000 shares of its issued and outstanding Series A Preferred stock at a redemption price of $25 per share plus accrued dividends through the date of redemption which was June 1, 2011. The total amount paid pursuant to the redemption was $155.7 million consisting of $152.5 million for the call price of $25 per share plus $3.2 million in accrued dividends.

The Company’s management has evaluated subsequent events occurring after March 31, 2011, the date of our most recent balance sheet date, through the date our financial statements were issued. Other than the redemption of the Series A Preferred stock, we do not believe any subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

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

AMERCO and Consolidated Subsidiaries

Fiscal 2011 Compared with Fiscal 2010

Listed below, on a consolidated basis, are revenues for our major product lines for fiscal 2011 and fiscal 2010:

	Year Ended March 31,
	2011	2010
	(In thousands)
Self-moving equipment rentals	$1,547,015	$1,419,726
Self-storage revenues	120,698	110,369
Self-moving and self-storage products and service sales	205,570	198,785
Property management fees	22,132	21,632
Life insurance premiums	206,992	134,345
Property and casualty insurance premiums	30,704	27,625
Net investment and interest income	52,661	49,989
Other revenue	55,503	39,534
Consolidated revenue	$2,241,275	$2,002,005

Self-moving equipment rental revenues increased $127.3 million for fiscal 2011, compared with fiscal 2010.  The growth in revenue came from both In-Town and one-way business and has been spread across both truck and trailer rentals.  The increase was due primarily to growth in transactions along with improvements in our average revenue per transaction.  We believe the growth in transactions was influenced by an increase in demand for our services as well as from enhancements to our customer service capabilities.

Self-storage revenues increased $10.3 million for fiscal 2011, compared with fiscal 2010 due primarily to an increase in the number of rooms rented combined with a modest improvement in overall rates per occupied square foot. Our average occupancy during fiscal 2011 increased by approximately 610,000 square feet compared with fiscal 2010.  During fiscal 2011 we added over 820,000 of new net rentable square feet to our portfolio compared to just over 582,000 of new net rentable square feet in fiscal 2010.

Sales of self-moving and self-storage products and services increased $6.8 million for fiscal 2011, compared with fiscal 2010.  We experienced increased sales in each of our three major product categories including moving supplies, propane, and hitches and towing accessories.

Life insurance premiums increased $72.6 for fiscal 2011, compared with fiscal 2010. Continued expansion of its single premium whole life product accounted for $22.1 million of the increase with the remaining increase of $50.5 million primarily due to two reinsurance transactions completed in the third quarter.

Property and casualty insurance premiums increased $3.1 million for fiscal 2011, compared with fiscal 2010. A portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. As moving transactions have increased this year so have the related property and casualty insurance premiums.

Other revenue increased $16.0 million for fiscal 2011, compared with fiscal 2010 primarily due to the expansion of new business initiatives including our U-BoxTM program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated subsidiaries were $2,241.3 million for fiscal 2011, compared with $2,002.0 million for fiscal 2010.

Listed below are revenues and earnings from operations at each of our operating segments for fiscal 2011 and 2010. The insurance companies years ended December 31, 2010 and 2009.

	Year Ended March 31,
	2011	2010
	(In thousands)
Moving and storage
Revenues	$1,977,826	$1,816,322
Earnings from operations	370,100	185,329
Property and casualty insurance
Revenues	38,663	34,390
Earnings from operations	5,638	6,279
Life insurance
Revenues	229,911	155,725
Earnings from operations	17,435	16,858
Eliminations
Revenues	(5,125)	(4,432)
Earnings from operations	(15,478)	(14,929)
Consolidated Results
Revenues	2,241,275	2,002,005
Earnings from operations	377,695	193,537

Total costs and expenses increased $55.1 million for fiscal 2011, compared with fiscal 2010. The increase in benefit costs were primarily due to the two reinsurance transactions entered into by Oxford during fiscal 2011 as well as from additional reserves and commissions associated with their single premium whole life business. Total costs at the life insurance segment increased $73.6 million for fiscal 2011, compared with fiscal 2010.

Operating expenses for Moving and Storage decreased $2.5 million primarily from reduced liability costs associated with the rental equipment fleet offset by increases in personnel costs resulting from the increase in the rental business.  Liability costs have improved as expected losses from prior years continue to develop positively. Depreciation expense, primarily related to the rental equipment fleet, decreased $38.4 million. Included in this decrease is a $21.1 million improvement in the gain on disposal of property, plant and equipment. Cost of sales and commission expenses are increasing in relation to the associated revenues.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $377.7 million for fiscal 2011, compared with $193.5 million for fiscal 2010.

Interest expense for fiscal 2011 was $88.4 million, compared with $93.3 million for fiscal 2010. The average amount of outstanding notes, loans and capital leases payable has decreased during fiscal 2011, compared with fiscal 2010.

Income tax expense was $105.7 million for fiscal 2011, compared with $34.6 million for fiscal 2010 due to higher pretax earnings for fiscal 2011.

Dividends accrued on our Series A Preferred were $12.4 million and $12.9 million for fiscal 2011 and 2010, respectively.

As a result of the above mentioned items, earnings available to common shareholders were $171.0 million for fiscal 2011, compared with $53.2 million for fiscal 2010.

Basic and diluted earnings per common share for fiscal 2011 were $8.80, compared with $2.74 for fiscal 2010.

The weighted average common shares outstanding basic and diluted were 19,432,781 for fiscal 2011, compared with 19,386,791 for fiscal 2010.

 Results of Operations

AMERCO and Consolidated Subsidiaries

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

Self-moving equipment rental revenues decreased $3.3 million for fiscal 2010, compared with fiscal 2009. Self-moving equipment rental revenues declined $29.1 million during the first six months of fiscal 2010 due to declines in one-way truck rental revenue caused by fewer transactions and lower revenue per transaction. Conversely, during the second six months of fiscal 2010 self-moving equipment rental revenues increased $25.8 million from both In-Town and one-way revenue and transaction growth. This improvement in revenue resulted from growth in transactions which were tempered with lower average revenue per transactions due to a shift in usage towards smaller equipment models, an increased ratio of In-Town moves compared with one-way moves, and continued price competition.

Self-storage revenues decreased $0.2 million for fiscal 2010, compared with fiscal 2009. Average rooms occupied during fiscal 2010 were essentially flat in comparison with fiscal 2009. Self-storage revenue during the first six months of fiscal 2010 had decreased $1.0 million while it increased $0.8 million during the second six months in comparison with fiscal 2009. During fiscal 2010, we added over 580,000 net rentable square feet to the storage portfolio.

Sales of self-moving and self-storage products and services decreased $0.6 million for fiscal 2010, compared with fiscal 2009. The annual decline was due to the reduced cost of propane compared with fiscal 2009, despite an increase in gallons sold. Self-moving and self-storage product and service sales decreased $7.5 million during the first six months of fiscal 2010, while such sales increased $6.9 million over the last six months of fiscal 2010 compared with comparable periods in fiscal 2009.

Life insurance premiums increased $24.8 million for fiscal 2010, compared with fiscal 2009 primarily as a result of continued expansion of Oxford’s final expense life insurance business combined with the launch of its new single premium whole life product.

Net investment and interest income decreased $8.0 million for fiscal 2010, compared with fiscal 2009 due to reduced yields earned on short-term investments.

As a result of the items mentioned above, revenues for AMERCO and its consolidated subsidiaries were $2,002.0 million for fiscal 2010, compared with $1,992.3 million for fiscal 2009.

Listed below are revenues and earnings from operations at each of our operating segments for fiscal 2010 and fiscal 2009. The insurance companies years ended are December 31, 2009 and 2008.

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

Total costs and expenses decreased $62.8 million for fiscal 2010, compared with fiscal 2009. Operating expenses for the Moving and Storage operating segment decreased $35.8 million due to improvement in maintenance and repair costs and improved liability costs associated with the rental equipment fleet. Maintenance and repair was positively influenced by the retirement of older equipment from the truck fleet. Liability costs have improved as expected losses from prior years are developing positively. Depreciation expense decreased $37.6 million due to a decline in the amount of new equipment added to the balance sheet in fiscal 2010 along with an $18.6 million improvement in the gain on the disposal of rental equipment. Cost of sales decreased $10.3 million largely from lower propane costs combined with a positive LIFO inventory adjustment.

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

Interest expense for fiscal 2010 was $93.3 million, compared with $98.5 million for fiscal 2009.

Income tax expense was $34.6 million for fiscal 2010, compared with $9.2 million for fiscal 2009 due in part to higher pretax earnings for fiscal 2010.

Dividends accrued on our Series A Preferred were $12.9 million for fiscal 2010, compared with $13.0 million for fiscal 2009.

As a result of the above mentioned items, earnings available to common shareholders were $53.2 million for fiscal 2010, compared with $0.4 million for fiscal 2009.

Basic and diluted earnings per common share for fiscal 2010 were $2.74, compared with $0.02 for fiscal 2009.

The weighted average common shares outstanding basic and diluted were 19,386,791 for fiscal 2010, compared with 19,350,041 for fiscal 2009.

Moving and Storage

Fiscal 2011 Compared with Fiscal 2010

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the fiscal 2011 and fiscal 2010:

	Year Ended March 31,
	2011	2010
	(In thousands)
Self-moving equipment rentals	$1,549,058	$1,421,331
Self-storage revenues	120,698	110,369
Self-moving and self-storage products and service sales	205,570	198,785
Property management fees	22,132	21,632
Net investment and interest income	25,702	26,055
Other revenue	54,666	38,150
Moving and Storage revenue	$1,977,826	$1,816,322

Self-moving equipment rental revenues increased $127.7 million for fiscal 2011, compared with fiscal 2010.  The growth in revenue came from both In-Town and one-way business and has been spread across both truck and trailer rentals.  The increase was due primarily to growth in transactions along with improvements in our average revenue per transaction.  We believe the growth in transactions was influenced by an increase in demand for our services as well as from enhancements to our customer service capabilities.

Self-storage revenues increased $10.3 million for fiscal 2011, compared with fiscal 2010 due primarily to an increase in the number of rooms rented combined with a modest improvement in overall rates per occupied square foot. Our average occupancy during fiscal 2011 increased by approximately 610,000 square feet compared with fiscal 2010.  During fiscal 2011, we added over 820,000 of new net rentable square feet to our portfolio compared to just over 582,000 of new net rentable square feet in fiscal 2010.

Sales of self-moving and self-storage products and services increased $6.8 million for fiscal 2011, compared with fiscal 2010. In particular we experienced increased sales in each of our three major product categories including propane, hitches and towing accessories and moving supplies.

Other revenue increased $16.5 million for fiscal 2011, compared with fiscal 2010 primarily from the expansion of new business initiatives including our U-BoxTM program.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Year Ended March 31,
	2011	2010
	(In thousands, except occupancy rate)
Room count as of March 31	153	144
Square footage as of March 31	12,534	11,713
Average number of rooms occupied	113	106
Average occupancy rate based on room count	75.8%	75.2%
Average square footage occupied	9,437	8,827

Total costs and expenses decreased $23.2 million for fiscal 2011, compared with fiscal 2010. Operating expenses decreased $2.5 million primarily from reduced liability costs associated with the rental equipment fleet offset by increases in personnel costs resulting from the increase in the rental business.  Liability costs have improved as expected losses from prior years continue to develop positively. Depreciation expense, primarily related to the rental equipment fleet, decreased $38.4 million. Included in this decrease is a $21.1 million improvement in the gain on disposal of property, plant and equipment. Cost of sales and commission expenses are increasing in relation to the associated revenues.

Equity in the earnings of AMERCO’s insurance subsidiaries increased $0.1 million for fiscal 2011, compared with fiscal 2010.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $370.1 million for fiscal 2011, compared with $185.3 million for fiscal 2010.

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

Self-moving equipment rental revenues decreased $2.0 million for fiscal 2010, compared with fiscal 2009. Self-moving equipment rental revenues declined $28.4 million during the first half of fiscal 2010 due to declines in one-way truck rental revenue caused by fewer transactions and lower revenue per transaction. Conversely, during the second six months of fiscal 2010 self-moving equipment rental revenues increased $26.4 million from both In-Town and one-way revenue and transaction growth. This improvement in revenue resulted from growth in transactions which were tempered with lower average revenue per transaction due with a shift in usage towards smaller equipment models, an increased ratio of In-Town moves compared with one-way moves, and continued price competition.

Self-storage revenues decreased $0.2 million for fiscal 2010, compared with fiscal 2009. Average rooms occupied during fiscal 2010 were essentially flat in comparison with fiscal 2009. Self-storage revenue during the first six months of fiscal 2010 had decreased $1.0 million while it increased $0.8 million during the second six months in comparison with fiscal 2009. During fiscal, 2010 we added over 580,000 net rentable square feet to the storage portfolio.

Sales of self-moving and self-storage products and services decreased $0.6 million for fiscal 2010, compared with fiscal 2009. The annual decline was due to the reduced cost of propane compared with fiscal 2009, this despite an increase in gallons sold. Sales of self-moving and self-storage products and services decreased $7.5 million during the first six months of fiscal 2010 while they increased $6.9 million over the last six months of fiscal 2010 compared with comparable periods in fiscal 2009.

Net investment and interest income decreased $3.8 million for fiscal 2010, compared with fiscal 2009 as a result of reduced investment yields on invested short-term balances.

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

Total costs and expenses decreased $81.4 million for fiscal 2010, compared with fiscal 2009. Operating expenses decreased $35.8 million from improvement in maintenance and repair costs and improved liability costs associated with the rental equipment fleet. Maintenance and repair was positively influenced by the retirement of older equipment from the truck fleet. Liability costs have improved as expected losses from prior years are developing positively. Depreciation expense decreased $37.6 million due to a decline in the amount of new equipment added to the balance sheet in fiscal 2010 along with an $18.6 million improvement in the gain on the disposal of rental equipment.  Cost of sales decreased $10.3 million largely from lower propane costs combined with a positive LIFO inventory adjustment.

Equity in the earnings of AMERCO’s insurance subsidiaries decreased $1.4 million for fiscal 2010, compared with fiscal 2009.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $185.3 million for fiscal 2010, compared with $112.1 million for fiscal 2009.

Property and Casualty Insurance

2010 Compared with 2009

Net premiums were $30.7 million and $27.6 million for the years ended December 31, 2010 and 2009, respectively. A portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. As moving transactions have increased this year so have the related premiums.

Net investment income was $8.0 million and $6.8 million for the years ended December 31, 2010 and 2009, respectively. The increase was primarily due to a reallocation of invested assets between short and long term investment opportunities.

Net operating expenses were $15.8 million and $13.6 million for the years ended December 31, 2010 and 2009, respectively. The increase was due to a $1.1 million payment of prior year excess worker’s compensation commissions and a $1.1 million increase in underwriting expenses.

Benefits and losses incurred were $17.2 million and $14.6 million for the years ended December 31, 2010 and 2009, respectively. The increase was due to the increase in premiums on the “Safe” product line of business and the strengthening of reserves on terminated programs. Also contributing to the increase was a $1.0 million increase in terminated lines offset by a $1.1 million decrease in claims expenses.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $5.6 million and $6.3 million for the years ended December 31, 2010 and 2009, respectively.

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

Life Insurance

2010 Compared with 2009

Net premiums were $207.0 million and $134.3 million for the years ended December 31, 2010 and 2009, respectively. Of the increase, $30.8 million resulted from the coinsurance agreement entered into on September 30, 2010 to reinsure a block of final expense life insurance policies.  As part of the transaction, assets were transferred to us and classified as premium upon such transfer.  Medicare supplement premiums increased by $13.6 million primarily due to the acquisition of a Medicare supplement block of business and rate increases on existing policies, offset by policy lapses and terminations.  Sales of the company’s single premium whole life product accounted for an increase of $22.1 million.

Net investment income was $20.7 million and $18.5 million for the years ended December 31, 2010 and 2009, respectively. The improvement was due to an increased asset base and from gains on sale of securities.

Net operating expenses were $29.8 million and $24.8 million for the years ended December 31, 2010 and 2009, respectively.  The growth was a result of commissions paid on increased sales of the single premium life product plus commissions on the Medicare supplement block of business purchased in September 2010.

Benefits and losses incurred were $173.2 million and $106.5 million for the years ended December 31, 2010 and 2009, respectively.  Life insurance benefits increased $59.1 million, of which $19.7 million was due to expanded sales of the single premium life product, $6.6 million from increased sales of final expense life insurance, and $30.8 million from reserves that were transferred under the new coinsurance agreement.  Medicare supplement increased by a net of $8.9 million, of which $14.9 million was due to the acquisition of a Medicare supplement block of business offset by policy lapses and terminations.

Amortization of deferred acquisition costs (“DAC”) and the value of business acquired (“VOBA”) was $9.5 million and $7.6 million for the years ended December 31, 2010 and 2009, respectively.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $17.4 million and $16.9 million for the years ended December 31, 2010 and 2009, respectively.

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

Amortization of DAC and VOBA was $7.6 million and $12.4 million for the years ended December 31, 2009 and 2008, respectively. Most of this was from a decrease of $4.0 million in the annuity block due to a refinement in the maximum amortization periods in 2008.

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

At March 31, 2011, cash and cash equivalents totaled $375.5 million, compared with $244.1 million on March 31, 2010. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). As of March 31, 2011 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and obligations of each operating segment were:

	Moving & Storage	Property and Casualty Insurance (a)	Life Insurance (a)
	(In thousands)

Cash and cash equivalents	$323,495	$14,700	$37,301
Other financial assets	375,081	392,912	613,788
Debt obligations	1,397,842	-	-

(a) As of December 31, 2010

Our Moving and Storage segment had cash available under existing credit facilities of $232.6 million as well as $40.6 million of a securitized fleet loan to be used for new equipment purchases.

A summary of our consolidated cash flows for fiscal 2011, 2010 and 2009 is shown in the table below:

	Years Ended March 31,
	2011	2010	2009
	(In thousands)
Net cash provided by operating activities	$572,794	$401,348	$274,426
Net cash used by investing activities	(380,988)	(117,978)	(221,192)
Net cash used by financing activities	(60,699)	(282,483)	(17,832)
Effects of exchange rate on cash	271	2,644	(1,437)
Net cash flow	131,378	3,531	33,965
Cash at the beginning of the period	244,118	240,587	206,622
Cash at the end of the period	$375,496	$244,118	$240,587

Net cash provided by operating activities increased $171.4 million in fiscal 2011, compared with fiscal 2010 primarily due to improved profitability at the Moving and Storage segment. This improvement largely came from reduced operating costs combined with an $8.8 million reduction in claim payments related to our U-Haul self-insurance program. Operating cash flows from the Life Insurance segment increased $67.1 million primarily due to two reinsurance arrangements entered into during fiscal 2011 combined with new premiums.

Net cash used in investing activities increased $263.0 million in fiscal 2011, compared with fiscal 2010.  Purchases of property, plant and equipment, which are reported net of cash from leases, increased $220.9 million. Cash from new leases decreased $30.5 million and cash used to purchase new equipment and invest in construction and real estate increased $187.1 million. Cash from the sales of property, plant and equipment increased $37.5 million largely due to improving resale values for pickup and cargo vans. Cash used for investing activities at the insurance companies increased $77.9 million primarily due to the investing of cash generated from operation, including cash from the two reinsurance agreements entered into by Oxford.

Net cash used by financing activities decreased $221.8 million in fiscal 2011, as compared with fiscal 2010.  Moving and Storage had a $202.9 million net increase in borrowings in fiscal 2011 as compared to fiscal 2010 with a majority of this coming from the $155.0 million fleet securitization entered into during October 2010 for the purchase of new equipment.  Net annuity withdrawals at the Life Insurance segment have decreased $12.4 million.

 Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily reflected new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2012 the Company will reinvest in its truck and trailer rental fleet approximately $220 million, net of equipment sales and excluding any lease buyouts. For fiscal 2011, the Company invested, net of sales, approximately $209 million before any lease buyouts in its truck and trailer fleet. Fleet investments in fiscal 2012 and beyond will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2012 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt and funds from operations and sales. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. The Company is funding these development projects through construction loans and internally generated funds. For fiscal 2011, the Company invested nearly $64 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2012, the timing of new projects will be dependent upon several factors including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the eMove® program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment) were $300.0 million, $116.6 million and $268.5 million for fiscal 2011, 2010 and 2009, respectively. The Company entered into new equipment leases of $44.9 million, $74.9 million and $298.1 million during fiscal 2011, 2010 and 2009, respectively.

The Moving and Storage operating segment continues to hold significant cash and has access to additional liquidity. Management may invest these funds in our existing operations, expand our product lines or pursue external opportunities in the self-moving and storage market place, or reduce existing indebtedness where possible.

Property and Casualty Insurance

State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Property and Casualty Insurance’s assets are generally not available to satisfy the claims of AMERCO or its legal subsidiaries. Repwest paid a $3.3 million cash dividend to AMERCO in December 2010.

Stockholder’s equity was $154.6 million, $151.7 million, and $147.9 million at December 31, 2010, 2009, and 2008, respectively. The increase in 2010 compared with 2009 resulted from earnings of $3.8 million, offset by a dividend paid to AMERCO of $3.3 million and an increase in other comprehensive income of $2.4 million. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

The Life Insurance operating segment manages its financial assets to meet policyholder and other obligations including investment contract withdrawals. Life Insurance’s net withdrawals for the year ended December 31, 2010 were $22.1 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $188.7 million, $173.2 million, and $156.7 million at December 31, 2010, 2009 and 2008, respectively. The increase in 2010 compared with 2009 resulted from earnings of $11.1 million and an increase in other comprehensive income of $4.4 million. Life Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

 Cash Provided (Used) from Operating Activities by Operating Segments

Moving and Storage

Net cash provided by operating activities was $472.9 million, $366.2 million and $272.5 million in fiscal 2011, 2010 and 2009, respectively. The increase in self-moving equipment rental revenues, storage revenues and product and service sales was primarily responsible for the improved operating cash flows.  Also, in the third quarter of fiscal 2011 the Company received a $37.4 million refund related to the federal income tax loss carrybacks filed in fiscal 2010.

Property and Casualty Insurance

Net cash provided (used) by operating activities was $4.3 million, $3.6 million, and ($1.3) million for the years ended December 31, 2010, 2009, and 2008, respectively. The increase was primarily due to the increase in premiums related to the “Safe” programs.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolios amounted to $76.2 million, $106.3 million, and $112.0 million at December 31, 2010, 2009, and 2008, respectively. This balance reflects funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities was $97.2 million, $30.1 million and $3.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. The increase was primarily due to net cash received with the assumption of the Medicare block of business of $14.9 million, net cash received from a reinsurance agreement to coinsure a block of Final Expense Life insurance policies of $24.6 million, plus increases in new sales of our single premium whole life and final expense life insurance products.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio. At December 31, 2010, 2009 and 2008, cash and cash equivalents and short-term investments amounted to $53.6 million, $57.5 million and $39.3 million, respectively. Management believes that the overall sources of liquidity is adequate to meet foreseeable cash needs.

 Liquidity and Capital Resources - Summary

We believe we have the financial resources needed to meet our business plans including our working capital needs and the redemption of our Series A Preferred Stock which occured on June 1, 2011. The redemption was funded with existing cash on hand. The Company continues to hold significant cash and has access to existing credit facilities and additional liquidity to meet our anticipated capital expenditure requirements for investment in our rental fleet, rental equipment and storage acquisitions and build outs.

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment operating leases. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management feels it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing facilities to meet the current and expected needs of the Company over the next several years. At March 31, 2011, we had cash availability under existing credit facilities of $232.6 million as well as $40.6 million from a securitized fleet loan to be used for new equipment purchases. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 9, Borrowings of the Notes to Consolidated Financial Statements.

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

The available-for-sale securities held by the Company are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. At March 31, 2011, we had $1.4 million of available-for-sale assets and $0.2 million of other liabilities classified in Level 3.

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

 Disclosures about Contractual Obligations and Commercial Commitments

The following table provides contractual commitments and contingencies as of March 31, 2011:

		Payment due by Period (as of March 31, 2011)
Contractual Obligations	Total	Prior to 03/31/12	04/01/12 03/31/14	04/01/14 03/31/16	April 1, 2016 and Thereafter
	(In thousands)
Notes, loans and leases payable - Principal	$1,397,842	$147,859	$412,309	$535,072	$302,602
Notes, loans and leases payable - Interest	302,717	79,168	124,427	75,172	23,950
Revolving credit agreements - Principal	-	-	-	-	-
Revolving credit agreements - Interest	-	-	-	-	-
Operating leases	566,344	152,934	248,059	148,586	16,765
Property and casualty obligations (a)	109,040	12,130	13,643	10,491	72,776
Life, health and annuity obligations (b)	1,833,002	133,845	246,126	204,869	1,248,162
Self insurance accruals (c)	397,381	110,493	169,106	78,605	39,177
Post retirement benefit liability	9,971	596	1,485	1,922	5,968
Total contractual obligations	$4,616,297	$637,025	$1,215,155	$1,054,717	$1,709,400

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

(b) These estimated obligations are based on mortality, morbidity, withdrawal and lapse assumptions drawn from our historical experience and adjusted for any known trends. These obligations include expected interest crediting but no amounts for future annuity deposits or premiums for life and Medicare supplement policies.  The cash flows shown are undiscounted for interest and as a result total outflows for all years shown significantly exceed the corresponding liabilities of $500.0 million included in our consolidated balance sheet as of March 31, 2011. Life Insurance expects to fully fund these obligations from their invested asset portfolio. Due to the significant assumptions employed in this model, the amounts shown could materially differ from actual results.

(c) These estimated obligations are primarily the Company’s self insurance accruals for portions of the liability coverage for our rental equipment. The estimates for future settlement are based upon historical experience and current trends. Due to the significant assumptions employed in this model, the amounts shown could materially differ from actual results.

As presented above, contractual obligations on debt and guarantees represent principal payments while contractual obligations for operating leases represent the notional payments under the lease arrangements.

ASC 740 - Income Taxes liabilities and interest of $13.3 million is not included above due to uncertainty surrounding ultimate settlements, if any.

 Off Balance Sheet Arrangements

The Company uses off-balance sheet arrangements in situations where management believes that the economics and sound business principles warrant their use.

AMERCO utilizes operating leases for certain rental equipment and facilities with terms expiring substantially through 2017, with the exception of one land lease expiring in 2034. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, AMERCO has guaranteed approximately $167.6 million of residual values at March 31, 2011 for these assets at the end of their respective lease terms. AMERCO has been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of AMERCO’s minimum lease payments and residual value guarantees were $455.4 million at March 31, 2011.

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

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini Storage Realty, L.P. (“Private Mini”) pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $22.0 million, $22.6 million and $24.3 million from the above mentioned entities during fiscal 2011, 2010 and 2009, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater Investments, Inc. (“Blackwater”). Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $2.5 million, $2.5 million and $2.4 million in fiscal 2011, 2010 and 2009, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased by the Company.

At March 31, 2011, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as  U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based on equipment rental revenues. The Company paid the above mentioned entities $37.3 million, $34.7 million and $34.7 million in commissions pursuant to such dealership contracts during fiscal 2011, 2010 and 2009, respectively.

During fiscal 2011, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater. Blackwater is wholly-owned by Mark V. Shoen. The Company does not have an equity ownership interest in SAC Holdings. The Company recorded interest income of $19.2 million, $18.9 million and $18.4 million and received cash interest payments of $15.8 million, $13.9 million and $14.1 million from SAC Holdings during fiscal 2011, 2010 and 2009, respectively. The largest aggregate amount of notes receivable outstanding during fiscal 2011 was $196.9 million and the aggregate notes receivable balance at March 31, 2011 was $196.2 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturities of these notes are between 2019 and 2024.

These agreements along with notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $46.7 million, expenses of $2.5 million and cash flows of $42.1 million during fiscal 2011. Revenues and commission expenses related to the Dealer Agreements were $177.0 million and $37.3 million, respectively during fiscal 2011.

Fiscal 2012 Outlook

We will continue to focus our attention on increasing transaction volume and improving pricing, product and utilization for self-moving equipment rentals.  Maintaining an adequate level of new investment in our truck fleet is an important component of our plan to meet our operational goals. Revenue in the U-Move program could be adversely impacted should we fail to execute in any of these areas. Even if we execute our plans we could see declines in revenues primarily due to the economic conditions or competitive pressures that are beyond our control.

We have added new storage locations and expanded at existing locations. In fiscal 2012, we are looking to complete current projects and increase occupancy in our existing portfolio of locations. New projects and acquisitions will be considered and pursued if they fit our long-term plans and meet our financial objectives. In the current environment we have focused fewer resources on new construction than in recent history. The Company will continue to invest capital and resources in the U-BoxTM storage container program throughout fiscal 2012.

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

Quarterly Results (unaudited)

The quarterly results shown below are derived from unaudited financial statements for the eight quarters beginning April 1, 2009 and ending March 31, 2011. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly, and in accordance with GAAP, such results. Moving and Storage operations are seasonal and proportionally more of the Company’s revenues and net earnings from its Moving and Storage operations are generated in the first and second quarters of each fiscal year (April through September). The operating results for the periods presented are not necessarily indicative of results for any future period.

	Quarter Ended
	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
	(In thousands, except for share and per share data)
Total revenues	$488,370	$529,982	$636,976	$585,947
Earnings from operations	40,188	51,277	158,121	128,109
Net earnings	13,246	18,608	85,219	66,502
Earnings available to common shareholders	10,163	15,529	81,978	63,315
Basic and diluted earings per common share	$0.52	$0.80	$4.22	$3.26
Weighted average common shares outstanding: basic and diluted	19,449,243	19,439,622	19,427,595	19,414,815

	Quarter Ended
	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
	(In thousands, except for share and per share data)
Total revenues	$443,794	$463,628	$573,924	$520,659
Earnings from operations	9,965	28,558	95,818	59,196
Net earnings (loss)	(5,020)	3,520	44,691	22,432
Earnings (loss) available to common shareholders	(8,211)	325	41,527	19,514
Basic and diluted earings (loss) per common share	$(0.43)	$0.02	$2.14	$1.01
Weighted average common shares outstanding: basic and diluted	19,402,035	19,393,306	19,382,101	19,369,591

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

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(In thousands)
$58,014	(a), (b)	$(2,209)	5/10/2006	4/10/2012	5.06%	1 Month LIBOR
58,859	(a), (b)	(4,088)	10/10/2006	10/10/2012	5.57%	1 Month LIBOR
20,324	(a)	(1,834)	7/10/2006	7/10/2013	5.67%	1 Month LIBOR
254,167	(a)	(37,541)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
13,075	(a)	(1,244)	2/12/2007	2/10/2014	5.24%	1 Month LIBOR
8,794	(a)	(799)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
8,800	(a)	(799)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
10,750	(a), (b)	(585)	8/15/2008	6/15/2015	3.62%	1 Month LIBOR
11,638	(a)	(762)	8/29/2008	7/10/2015	4.04%	1 Month LIBOR
17,238	(a)	(1,226)	9/30/2008	9/10/2015	4.16%	1 Month LIBOR
9,938	(a), (b)	(47)	3/30/2009	4/15/2016	2.24%	1 Month LIBOR
13,001	(a), (b)	82	8/15/2010	7/15/2017	2.15%	1 Month LIBOR

(a) interest rate swap agreement
(b) forward swap

As of March 31, 2011, the Company had approximately $571.9 million of variable rate debt obligations. If the London Inter-Bank Offer Rate were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $0.9 million annually (after consideration of the effect of the above derivative contracts).

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

 Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.8%, 5.7% and 5.6% of our revenue was generated in Canada in fiscal 2011, 2010 and 2009, respectively. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

Following this discussion is the report of BDO USA, LLP, our independent registered public accounting firm, regarding its audit of AMERCO’s internal control over financial reporting as set forth below in this section. This section should be read in conjunction with the certifications and the BDO USA, LLP report for a more complete understanding of the topics presented.

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

Management assessed our internal control over financial reporting as of March 31, 2011, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by our Internal Audit organization and our Finance organization.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year 2011. We reviewed the results of management's assessment with the Audit Committee of our Board.

Our independent registered public accounting firm, BDO USA, LLP, has audited the Company's internal control over financial reporting and has issued their report, which is included on the following page.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
AMERCO
Reno, Nevada

We have audited AMERCO and consolidated subsidiaries’ (the “Company”) internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2011 and our report dated June 8, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Phoenix, Arizona
June 8, 2011

Item 9B.   Other Information

Not applicable.
 PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required to be disclosed under this Item 10 is incorporated herein by reference to AMERCO’s definitive proxy statement, in connection with its annual meeting of stockholders (the “Proxy Statement”), which will be filed with the SEC within 120 days after the close of the 2011 fiscal year.

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

Item 11.   Executive Compensation

The information required to be disclosed under this Item 11 is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days after the close of the 2011 fiscal year.

Item 12.   Security Ownership of Certain Beneficial Owners and Management  and Related Stockholder Matters

The information required to be disclosed under this Item 12 is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days after the close of the 2011 fiscal year.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed under this Item 13 is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days after the close of the 2011 fiscal year.

Item 14.   Principal Accounting Fees and Services

The information required to be disclosed under this Item 14 is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days after the close of the 2011 fiscal year.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

The following documents are filed as part of this Report:

Page
Financial Statements:
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets - March 31, 2011 and 2010	F-2
Consolidated Statements of Operations - Years Ended March 31, 2011, 2010, and 2009	F-3
Consolidated Statements of Changes in Stockholders' Equity - Years Ended March 31, 2011, 2010, and 2009	F-4
Consolidated Statement of Comprehensive Income (Loss) - Years Ended March 31, 2011, 2010 and 2009	F-5
Consolidated Statement of Cash Flows - Years Ended March 31, 2011, 2010 and 2009	F-6
Notes to Consolidated Financial Statements	F-7 - F-54
Financial Statement Schedules required to be filed by Item 8:
Schedule I - Condensed Financial Information of AMERCO	F-55 - F-58
Schedule II - AMERCO and Consolidated Subsidiaries Valuation and Qualifying Accounts	F-59
Schedule V - AMERCO and Consolidated Subsidiaries Supplemental Information (Concerning Property-Casualty Insurance Operations)	F-60

All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

Exhibits:

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Registration Statement on form S-4 filed March 30, 2004, file no. 1-11255
3.2	Restated Bylaws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on September 10, 2010, file no. 1-11255
4.1	Termination of Rights Agreement, dated as of March 5, 2008	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on March 11, 2008, file no. 1-11255
4.2	U-Haul Investors Club Base Indenture, dated February 12, 2011 by and between AMERCO and U. S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on February 22, 2011, file no. 1-11255
4.3	First Supplemental Indenture, dated February 17, 2011, by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on February 22, 2011, file no. 1-11255
4.4	Second Supplemental Indenture, dated February 17, 2011, by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on February 22, 2011, file no. 1-11255
4.5	Third Supplemental Indenture, dated March 1, 2011, by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on March 4, 2011, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
4.6	Fourth Supplemental Indenture, dated March 15, 2011, by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on March 22, 2011, file no. 1-11255
4.7	Fifth Supplemental Indenture, dated March 15, 2011, by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on March 22, 2011, file no. 1-11255
4.8	Sixth Supplemental Indenture, dated March 29, 2011, by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on April 1, 2011, file no. 1-11255
4.9	Seventh Supplemental Indenture, dated March 29, 2011, by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on April 1, 2011, file no. 1-11255
4.10	Ninth Supplemental Indenture, dated April 19, 2011, by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on April 22, 2011, file no. 1-11255
10.1
SAC Participation and Subordination Agreement, dated as of March 15, 2004 among SAC Holding Corporation, SAC Holding II Corporation, AMERCO, U-Haul International, Inc., and Law Debenture Trust Company of New York

Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on March 26, 2004, file no. 1-11255
10.2	U-Haul Dealership Contract	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year end March 31, 1993, file no. 1-11255
10.3	Share Repurchase and Registration Rights Agreement with Paul F. Shoen	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1993, file no. 1-11255
10.4	ESOP Loan Credit Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.5	ESOP Loan Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.6	Trust Agreement for the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.7	Amended Indemnification Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.8	Indemnification Trust Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.9	Management Agreement between Four SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1997, file no. 1-11255
10.10	Management Agreement between Five SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1999, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
10.11	Management Agreement between Eighteen SAC Self-Storage Corporation and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.12	Management Agreement between Nineteen SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.13	Management Agreement between Twenty SAC Self-Storage Corporation and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.14	Management Agreement between Twenty-One SAC Self-Storage Corporation and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.15	Management Agreement between Twenty-Two SAC Self-Storage Corporation and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.16	Management Agreement between Twenty-Three SAC Self-Storage Corporation and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.17	Management Agreement between Twenty-Four SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.18	Management Agreement between Twenty-Five SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.19	Management Agreement between Twenty-Six SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.20	Management Agreement between Twenty-Seven SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.21	Amended and Restated Promissory Note between SAC Holding Corporation and U-Haul International, Inc. (in an aggregate principal amount up to $47,500,000)	Incorporated by reference to AMERCO’s Form S-4 Registration Statement filed on March 30, 2004, no. 333-114042
10.22	Amended and Restated Promissory Note between SAC Holding Corporation and U-Haul International, Inc. (in an aggregate principal amount up to $76,000,000)	Incorporated by reference to AMERCO’s Form S-4 Registration Statement filed on March 30, 2004, no. 333-114042
10.23	Property Management Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2004, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
10.24	Property Management Agreements among Three-A through Three-D SAC Self-Storage Limited Partnership and the subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.25	U-Haul Dealership Contract between U-Haul Leasing & Sales Co., and U-Haul Moving Partners, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.26	Property Management Agreement between Mercury Partners, LP, Mercury 99, LLC and U-Haul Self-Storage Management (WPC), Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.27	Property Management Agreement between Three-SAC Self-Storage Corporation and U-Haul Co. (Canada), Ltd.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.28	Property Management Agreement among subsidiaries of U-Haul International and Galaxy Storage Two, L.P.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, file no. 1-11255
10.29	Merrill Lynch Commitment Letter (re first mortgage loan)	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 13, 2005, file no. 1-11255
10.30	Morgan Stanley Commitment Letter	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 13, 2005, file no. 1-11255
10.31	Merrill Lynch Commitment Letter (re loan to Amerco Real Estate Company)	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 13, 2005, file no. 1-11255
10.32
Amended and Restated Credit Agreement, dated June 8, 2005, among Amerco Real Estate Company, Amerco Real Estate Company of Texas, Inc., Amerco Real Estate Company of Alabama Inc., U-Haul Co. of Florida, Inc., U-Haul International, Inc. and Merrill Lynch Commercial Finance Corp.

Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.33
Security Agreement dated June 8, 2005, by Amerco Real Estate Company, Amerco Real Estate Company of Texas, Inc., Amerco Real Estate Company of Alabama, Inc., U-Haul Co. of Florida, Inc., U-Haul International, Inc. and the Marketing Grantors named therein in favor of Merrill Lynch Commercial Finance Corp.

Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.34	Guarantee, dated June 8, 2005, by U-Haul International, Inc. in favor of Merrill Lynch Commercial Finance Corp.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.35
Promissory Note, dated June 8, 2005 by Amerco Real Estate Company, Amerco Real Estate Company of Texas, Inc., Amerco Real Estate Company of Alabama, Inc., U-Haul Co. of Florida, Inc. and U-Haul International, Inc.

Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.36	Form of Mortgage, Security Agreement, Assignment of Rents and Fixture Filing, dated June 8, 2005 in favor of Morgan Stanley Mortgage Capital Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
10.37	Form of Promissory Note, dated June 8, 2005, in favor of Morgan Stanley Mortgage Capital Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.38	Form of Mortgage, Security Agreement, Assignment of Rents and Fixture Filing, dated June 8, 2005, in favor of Merrill Lynch Mortgage Lending, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.39	Form of Promissory Note, dated June 8, 2005, in favor of Merrill Lynch Mortgage Lending, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.40	Property Management Agreement between Subsidiaries of U-Haul and Five SAC RW MS, LLC., dated August 17, 2005.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, file no. 1-11255
10.41	Credit agreement, dated November 10, 2005, among U-Haul Leasing & Sales Co., U-Haul Company of Arizona and U-Haul International, Inc. and Merrill Lynch Commercial Finance Corporation.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed November 17, 2005, file no. 1-11255
10.42	Property Management Agreement between Subsidiaries of U-Haul and Five SAC 905, LLC., dated September 23, 2005.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, file no. 1-11255
10.43	Property Management Agreements between Subsidiaries of U-Haul and subsidiaries of PM Partners, LP, dated June 25, 2005.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.44	Promissory note, dated December 1, 2005, by Private Mini Storage Realty, LP in favor of AMERCO.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.45	Promissory note dated December 1, 2005 by PMSI Investments, LP in favor of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.46	Property Management Agreements between Subsidiaries of U-Haul and subsidiaries of PM Preferred Properties, LP., dated June 25, 2005	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.47	Credit Agreement executed June 7, 2006, among U-Haul Leasing & Sales Co., U-Haul Co. of Arizona and U-Haul International, Inc. and BTMU Capital Corporation.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.48	Security and Collateral Agreement executed June 7, 2006, by U-Haul International, Inc., U-Haul Leasing and Sales Co., U-Haul Co. of Arizona, BTMU Capital Corporation, and Orange Truck Trust 2006	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.49	Guarantee executed June 7, 2006, made by U-Haul International, Inc. and AMERCO in favor of BTMU Capital Corp. and Orange Truck Trust 2006.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.50
First Amendment to Security Agreement (New Truck Term Loan Facility) executed June 7, 2006, among U-Haul Leasing and Sales Co., U-Haul Co. of Arizona, and U-Haul International, Inc., in favor of Merrill Lynch Commercial Finance Corp.

Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.51	Credit Agreement dated June 6, 2006, among U-Haul Leasing and Sales Co., U-Haul Co. of Arizona, and U-Haul International, Inc., and HVB	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
10.52	Security Agreement dated June 6, 2006, among U-Haul Leasing and Sales Co., U-Haul Co. of Arizona, and U-Haul International, Inc. in favor of HVB	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.53	Guarantee dated June 6, 2006, made by U-Haul International, Inc. in favor of HVB	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.54	Stockholder Agreement dated June 30, 2006 between Edward J. Shoen, James P. Shoen, Mark V. Shoen, Rosmarie T. Donovan, as Trustee, and Southwest Fiduciary, Inc., as Trustee	Incorporated by reference to Exhibit 99.2, filed with the Schedule 13-D, filed on July 13, 2006, file number 5-39669
10.55
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

Incorporated by reference to AMERCO’s Current Report on Form 8-K filed August 23, 2006, file no. 1-11255
10.56	Stockholder Agreement dated March 9, 2007 between Edward J. Shoen, James P. Shoen, Mark V. Shoen, Rosmarie T. Donovan, as Trustee, and Adagio Trust Company, as Trustee	Incorporated by reference to Exhibit 99.2, filed with the Schedule 13-D, filed on March 9, 2007, file number 5-39669
10.57
Amended and Restated Credit Agreement, dated as of March 12, 2007, to the Credit Agreement, dated as of June 28, 2005, among U-Haul Leasing & Sales Co., U-Haul Company of Arizona and U-Haul International, Inc. and Merrill Lynch Commercial Finance Corporation.

Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2007, file no. 1-11255
10.58
Amended and Restated Security Agreement, dated as of March 12, 2007, to the Security Agreement, dated June 28, 2005, among U-Haul Leasing & Sales Co., U-Haul Company of Arizona and U-Haul International, Inc. in favor of Merrill Lynch Commercial Finance Corporation.

Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2007, file no. 1-11255
10.59	2007-1 BOX TRUCK BASE INDENTURE, dated as of June 1, 2007, among U-HAUL S FLEET, LLC, 2007 TM-1, LLC, 2007 DC-1, LLC, and 2007 EL-1, LLC and U.S. BANK NATIONAL ASSOCIATION.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2007, file no. 1-11255
10.60	SCHEDULE I TO 2007-1 BOX TRUCK BASE INDENTURE, dated as of June 1, 2007.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2007, file no. 1-11255
10.61
SERIES 2007-1 SUPPLEMENT, dated as of June 1, 2007, among U-HAUL S FLEET, LLC, 2007 TM-1, LLC, 2007 DC-1, LLC, and 2007 EL-1, LLC, and U.S. BANK NATIONAL ASSOCIATION, to the 2007-1 Box Truck Base Indenture.

Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2007, file no. 1-11255
10.62	Amended and restated Property Management Agreement among Six-A SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
10.63	Amended and restated Property Management Agreement among Six-B SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.64	Amended and restated Property Management Agreement among Six-C SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.65	Amended and restated Property Management Agreement among Eight SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.66	Amended and restated Property Management Agreement among Nine SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.67	Amended and restated Property Management Agreement among Ten SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.68	Amended and restated Property Management Agreement among Eleven SAC Self-Storage Corporation and Eleven SAC Self-Storage Odenton, Inc. and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.69	Amended and restated Property Management Agreement among Twelve SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.70	Amended and restated Property Management Agreement among Thirteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.71	Amended and restated Property Management Agreement among Fourteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.72	Amended and restated Property Management Agreement among Fifteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.73	Amended and restated Property Management Agreement among Sixteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.74	Amended and restated Property Management Agreement among Seventeen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.75	Promissory Note. SAC Holding Corporation, a Nevada corporation ("Borrower"), pay to U-Haul International, Inc., a Nevada corporation	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
10.76
Omnibus Termination and Release (Aged Truck Revolving Loan Facility), dated February 8, 2008 among U-Haul Leasing & Sales Co., U-Haul Co. of Arizona and U-Haul International, Inc. and Merrill Lynch Commercial Finance Corporation

Incorporated by reference to AMERCO’s Current Report on Form 8-K filed February 13, 2008, file no. 1-11255
10.77	Stockholder Agreement dated January 1, 2009 between Edward J. Shoen, James P. Shoen, Mark V. Shoen, Rosmarie T. Donovan, as Trustee, and Dunham Trust Company, as Trustee	Incorporated by reference to Exhibit 99.2, filed with the Schedule 13-D, filed on June 26, 2009, file number 5-39669
10.78
2010-1 BOX TRUCK BASE INDENTURE, dated as of October 1, 2010, among 2010 U-HAUL S FLEET, LLC, 2010 TM-1, LLC, 2010 DC-1, LLC, and 2010 TT-1, LLC, and U.S. BANK NATIONAL ASSOCIATION, a national banking association, as trustee.

Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, file number 1-11255
10.79	Schedule I to 2010-1 Base Indenture – Definitions List	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, file number 1-11255
10.80
SERIES 2010-1 SUPPLEMENT, dated as of October 1, 2010, among 2010 U-HAUL S FLEET, LLC, 2010 TM-1, LLC, 2010 DC-1, LLC, and 2010 TT-1, LLC, and U.S. BANK NATIONAL ASSOCIATION, a national banking association, as trustee.
Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, file number 1-11255
10.81	Pledge and Security Agreement, dated February 17, 2011, by and among AMERCO, U-Haul Leasing and Sales Co. and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on February 22, 2011, file no. 1-11255
10.82	Pledge and Security Agreement, dated February 17, 2011, by and among AMERCO, U-Haul Leasing and Sales Co. and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on February 22, 2011, file no. 1-11255
10.83	Amended and Restated AMERCO Employee Savings and Profit and Sharing Plan.	Filed herewith
10.84	Amended and Restated AMERCO Employee Stock Ownership Plan	Filed herewith
10.85	Credit Agreement, dated April 29, 2011, among Amerco Real Estate Company and U-Haul Company of Florida and J.P. Morgan Chase Bank, N.A.	Filed herewith
14	Code of Ethics	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 5, 2004, file no. 1-11255
21	Subsidiaries of AMERCO	Filed herewith
23.1	Consent of BDO USA, LLP	Filed herewith
24	Power of Attorney	Refer to signature page
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Principal Financial Officer and Chief Accounting Officer of AMERCO	Filed herewith

Exhibit Number	Description	Page or Method of Filing
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Principal Financial Officer and Chief Accounting Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

* Indicates compensatory plan arrangement.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
AMERCO
Reno, Nevada

We have audited the accompanying consolidated balance sheets of AMERCO and consolidated subsidiaries (the “Company”) as of March 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2011. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index.  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 8, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Phoenix, Arizona

June 8, 2011

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2011	2010
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$375,496	$244,118
Reinsurance recoverables and trade receivables, net	205,371	198,283
Inventories, net	59,942	52,837
Prepaid expenses	57,624	53,379
Investments, fixed maturities and marketable equities	659,809	549,318
Investments, other	201,868	227,486
Deferred policy acquisition costs, net	52,870	39,194
Other assets	166,633	147,325
Related party assets	301,968	302,126
	2,081,581	1,814,066
Property, plant and equipment, at cost:
Land	239,177	224,904
Buildings and improvements	1,024,669	970,937
Furniture and equipment	310,671	323,334
Rental trailers and other rental equipment	249,700	244,131
Rental trucks	1,611,763	1,529,817
	3,435,980	3,293,123
Less: Accumulated depreciation	(1,341,407)	(1,344,735)
Total property, plant and equipment	2,094,573	1,948,388
Total assets	$4,176,154	$3,762,454
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$304,006	$296,057
Notes, loans and leases payable	1,397,842	1,347,635
Policy benefits and losses, claims and loss expenses payable	927,376	816,909
Liabilities from investment contracts	246,717	268,810
Other policyholders' funds and liabilities	8,727	8,155
Deferred income	27,209	25,207
Deferred income taxes	271,257	186,770
Total liabilities	3,183,134	2,949,543

Commitments and contingencies (notes 9, 17, 18, 19 and 20)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
5,791,700 and 5,992,800 shares issued and outstanding as of March 31, 2011 and 2010	-	-
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of March 31, 2011 and 2010	-	-
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
none issued as of March 31, 2011 and 2010	-	-
Common stock of $0.25 par value, 150,000,000 shares authorized; 41,985,700
issued as of March 31, 2011 and 2010	10,497	10,497
Additional paid-in capital	418,023	419,811
Accumulated other comprehensive loss	(46,467)	(56,207)
Retained earnings	1,140,002	969,017
Cost of common shares in treasury, net (22,377,912 shares as of March 31, 2011 and 2010)	(525,653)	(525,653)
Unearned employee stock ownership plan shares	(3,382)	(4,554)
Total stockholders' equity	993,020	812,911
Total liabilities and stockholders' equity	$4,176,154	$3,762,454

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2011	2010	2009
	(In thousands, except share and per share data)
Revenues:
Self-moving equipment rentals	$1,547,015	$1,419,726	$1,423,022
Self-storage revenues	120,698	110,369	110,548
Self-moving and self-storage products and service sales	205,570	198,785	199,394
Property management fees	22,132	21,632	23,192
Life insurance premiums	206,992	134,345	109,572
Property and casualty insurance premiums	30,704	27,625	28,337
Net investment and interest income	52,661	49,989	58,021
Other revenue	55,503	39,534	40,180
Total revenues	2,241,275	2,002,005	1,992,266

Costs and expenses:
Operating expenses	1,026,577	1,022,061	1,057,880
Commission expenses	190,981	169,104	171,303
Cost of sales	106,024	104,049	114,387
Benefits and losses	190,429	121,105	97,617
Amortization of deferred policy acquisition costs	9,494	7,569	12,394
Lease expense	150,809	156,951	152,424
Depreciation, net of (gains) losses on disposals (($23,058), ($1,960) and $16,644, respectively)	189,266	227,629	265,213
Total costs and expenses	1,863,580	1,808,468	1,871,218

Earnings from operations	377,695	193,537	121,048
Interest expense	(88,381)	(93,347)	(98,470)
Pretax earnings	289,314	100,190	22,578
Income tax expense	(105,739)	(34,567)	(9,168)
Net earnings	183,575	65,623	13,410
Excess (loss) of carrying amount of preferred stock over consideration paid	(178)	388	-
Less: Preferred stock dividends	(12,412)	(12,856)	(12,963)
Earnings available to common shareholders	$170,985	$53,155	$447
Basic and diluted earnings per common share	$8.80	$2.74	$0.02
Weighted average common shares outstanding: Basic and diluted	19,432,781	19,386,791	19,350,041

Related party revenues for fiscal 2011, 2010 and 2009, net of eliminations, were $46.7 million, $45.9 million and $46.9 million, respectively.

Related party costs and expenses for fiscal 2011, 2010 and 2009, net of eliminations, were $39.7 million, $37.2 million and $37.1 million, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Description	Common Stock, $0.25 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Stock	Less: Unearned Employee Stock Ownership Plan Shares	Total Stockholders' Equity
	(In thousands)
Balance as of March 31, 2008	$10,497	$419,370	$(55,279)	$915,415	$(524,677)	$(6,895)	$758,431
Increase in market value of released ESOP shares and release of unearned ESOP shares	-	1,218	-	-	-	1,230	2,448
Foreign currency translation	-	-	(16,030)	-	-	-	(16,030)
Unrealized loss on investments, net of tax	-	-	(8,914)	-	-	-	(8,914)
Fair market value of cash flow hedges, net of tax	-	-	(17,833)	-	-	-	(17,833)
Adjustment to post retirement benefit obligation	-	-	56	-	-	-	56
Net earnings	-	-	-	13,410	-	-	13,410
Preferred stock dividends: Series A ($2.13 per share for fiscal 2009)	-	-	-	(12,963)	-	-	(12,963)
Treasury stock	-	-	-	-	(976)	-	(976)
Net activity	-	1,218	(42,721)	447	(976)	1,230	(40,802)
Balance as of March 31, 2009	$10,497	$420,588	$(98,000)	$915,862	$(525,653)	$(5,665)	$717,629
Increase in market value of released ESOP shares and release of unearned ESOP shares	-	1,336	-	-	-	1,111	2,447
Foreign currency translation	-	-	14,471	-	-	-	14,471
Unrealized gain on investments, net of tax	-	-	13,254	-	-	-	13,254
Fair market value of cash flow hedges, net of tax	-	-	14,478	-	-	-	14,478
Adjustment to post retirement benefit obligation	-	-	(410)	-	-	-	(410)
Net earnings	-	-	-	65,623	-	-	65,623
Excess of carrying amount of preferred stock over consideration paid	-	-	-	388	-	-	388
Preferred stock dividends: Series A ($2.13 per share for fiscal 2010)	-	-	-	(12,856)	-	-	(12,856)
Contribution to related party	-	(2,113)	-	-	-	-	(2,113)
Net activity	-	(777)	41,793	53,155	-	1,111	95,282
Balance as of March 31, 2010	$10,497	$419,811	$(56,207)	$969,017	$(525,653)	$(4,554)	$812,911
Increase in market value of released ESOP shares and release of unearned ESOP shares	-	3,038	-	-	-	1,172	4,210
Foreign currency translation	-	-	3,114	-	-	-	3,114
Unrealized gain on investments, net of tax	-	-	4,930	-	-	-	4,930
Fair market value of cash flow hedges, net of tax	-	-	1,495	-	-	-	1,495
Adjustment to post retirement benefit obligation	-	-	201	-	-	-	201
Net earnings	-	-	-	183,575	-	-	183,575
Loss of carrying amount of preferred stock over consideration paid	-	-	-	(178)	-	-	(178)
Preferred stock dividends: Series A ($2.13 per share for fiscal 2011)	-	-	-	(12,412)	-	-	(12,412)
Contribution to related party	-	(4,826)	-	-	-	-	(4,826)
Net activity	-	(1,788)	9,740	170,985	-	1,172	180,109
Balance as of March 31, 2011	$10,497	$418,023	$(46,467)	$1,140,002	$(525,653)	$(3,382)	$993,020

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Fiscal Year Ended March 31, 2011	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income (loss):
Net earnings	$289,314	$(105,739)	$183,575
Other comprehensive income (loss):
Foreign currency translation	3,114	-	3,114
Unrealized gain on investments	7,468	(2,538)	4,930
Change in fair value of cash flow hedges	2,411	(916)	1,495
Postretirement benefit obligation gain	324	(123)	201
Total comprehensive income (loss)	$302,631	$(109,316)	$193,315

Fiscal Year Ended March 31, 2010	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income (loss):
Net earnings	$100,190	$(34,567)	$65,623
Other comprehensive income (loss):
Foreign currency translation	14,471	-	14,471
Unrealized gain on investments	20,546	(7,292)	13,254
Change in fair value of cash flow hedges	23,352	(8,874)	14,478
Postretirement benefit obligation loss	(661)	251	(410)
Total comprehensive income (loss)	$157,898	$(50,482)	$107,416

Fiscal Year Ended March 31, 2009	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income (loss):
Net earnings	$22,578	$(9,168)	$13,410
Other comprehensive income (loss):
Foreign currency translation	(16,030)	-	(16,030)
Unrealized loss on investments	(13,712)	4,798	(8,914)
Change in fair value of cash flow hedges	(28,763)	10,930	(17,833)
Postretirement benefit obligation gain	92	(36)	56
Total comprehensive income (loss)	$(35,835)	$6,524	$(29,311)

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net earnings	$183,575	$65,623	$13,410
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	212,324	229,589	248,569
Amortization of deferred policy acquisition costs	9,494	7,569	12,394
Change in allowance for losses on trade receivables	28	(163)	(17)
Change in allowance for losses on mortgage notes	-	(6)	(309)
Change in allowance for inventory reserves	(674)	1,153	792
Net (gain) loss on sale of real and personal property	(23,058)	(1,960)	16,644
Net (gain) loss on sale of investments	(1,135)	332	64
Deferred income taxes	80,898	15,497	7,941
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(7,113)	15,715	(11,069)
Inventories	(6,431)	16,759	(6,192)
Prepaid expenses	(4,244)	822	2,428
Capitalization of deferred policy acquisition costs	(25,239)	(13,934)	(10,906)
Other assets	29,522	34,626	(4,797)
Related party assets	(87)	2,369	4,577
Accounts payable and accrued expenses	12,547	(3,096)	(1,821)
Policy benefits and losses, claims and loss expenses payable	109,599	34,589	(7,620)
Other policyholders' funds and liabilities	572	(3,805)	1,493
Deferred income	1,967	396	13,037
Related party liabilities	249	(727)	(4,192)
Net cash provided by operating activities	572,794	401,348	274,426

Cash flow from investing activities:
Purchase of:
Property, plant and equipment	(480,418)	(259,491)	(396,690)
Short term investments	(260,766)	(322,666)	(320,922)
Fixed maturity investments	(215,931)	(149,746)	(143,665)
Equity securities	(11,550)	(17,815)	(1)
Preferred stock	(14,352)	(2,185)	(2,000)
Real estate	(193)	(2,310)	(614)
Mortgage loans	(38,558)	(1,501)	(24,699)
Other investments	(2,000)	-	-
Proceeds from sales of:
Property, plant and equipment	180,411	142,869	128,188
Short term investments	310,195	319,258	298,982
Fixed maturity investments	131,981	163,654	234,317
Equity securities	1,198	-	28
Preferred stock	1,914	5,077	-
Real estate	1,925	771	-
Mortgage loans	15,156	6,107	5,884
Net cash used by investing activities	(380,988)	(117,978)	(221,192)

Cash flow from financing activities:
Borrowings from credit facilities	321,862	72,153	180,331
Principal repayments on credit facilities	(288,882)	(301,966)	(148,398)
Debt issuance costs	(1,987)	(2,345)	(414)
Capital lease payments	(11,522)	(4,057)	(776)
Leveraged Employee Stock Ownership Plan - Repayment from loan	1,172	1,111	1,230
Treasury stock repurchases	-	-	(976)
Securitization deposits	(46,838)	-	-
Preferred stock dividends paid	(12,412)	(12,856)	(12,963)
Investment contract deposits	11,138	12,712	17,739
Investment contract withdrawals	(33,230)	(47,235)	(53,605)
Net cash used by financing activities	(60,699)	(282,483)	(17,832)

Effects of exchange rate on cash	271	2,644	(1,437)

Increase in cash and cash equivalents	131,378	3,531	33,965
Cash and cash equivalents at the beginning of period	244,118	240,587	206,622
Cash and cash equivalents at the end of period	$375,496	$244,118	$240,587

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

AMERCO, a Nevada Corporation (“AMERCO”), has a fiscal year that ends on the 31st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31st of December for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. The Company discloses any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2010, 2009 and 2008 correspond to fiscal 2011, 2010 and 2009 for AMERCO.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars. Certain amounts reported in previous years have been reclassified to conform to the current presentation.

Note 2: Principles of Consolidation

The Company applies Accounting Standards Codification (“ASC”) 810 (“ASC 810”) in its principles of consolidation. ASC 810 addresses arrangements where a company does not hold a majority of the voting or similar interests of a VIE. A company is required to consolidate a variable interest entity (“VIE”) if it has determined it is the primary beneficiary. ASC 810 also addresses the policy when a company owns a majority of the voting or similar rights and exercises effective control.

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

In fiscal 2003 and fiscal 2002, SAC Holding Corporation and its subsidiaries (“SAC Holding Corporation”) and SAC Holding II Corporation and its subsidiaries (“SAC Holding II”) (collectively, “SAC Holdings”) were considered special purpose entities and were consolidated based on the provisions of Emerging Issues Task Force Issue 90-15, Impact of Nonsubstantive Lessors, Residual Value Guarantees and Other Provisions in Leasing Transactions. In fiscal 2004, the Company evaluated its interests in SAC Holdings, the Company concluded that SAC Holdings were variable interest entity (“VIE’s”) and that the Company was the primary beneficiary. Accordingly, the Company continued to include SAC Holdings in its consolidated financial statements.

Triggering events in February and March of 2004 required AMERCO to reassess its involvement in specific SAC Holding Corporation entities. During these reassessments it was concluded that AMERCO was no longer the primary beneficiary, resulting in the deconsolidation of SAC Holding Corporation in fiscal 2004.

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

Accordingly, at the date AMERCO ceased to be considered the primary beneficiary of SAC Holding II and its current subsidiaries, it deconsolidated these entities. The deconsolidation was accounted for as a distribution of SAC Holding II’s interests to the sole shareholder of the SAC entities. Because of AMERCO’s continuing involvement with SAC Holding II and its subsidiaries, the distribution does not qualify as discontinued operations.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

It is possible that SAC Holdings could take actions that would require us to re-determine whether SAC Holdings remains a VIE and we continually monitor whether we have become the primary beneficiary of SAC Holdings.  None of the events delineated in Financial Accounting Standards Board (“FASB”) ASC 810-10-35-4 which would require a redetermination occurred during the period being reported upon in this Form 10-K. Should we determine in the future that we are the primary beneficiary of SAC Holdings, we could be required to consolidate some or all of SAC Holdings within our financial statements.

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

Note 3:  Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with the generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting policies that we deem most critical to us and that require management’s most difficult and subjective judgments include the principles of consolidation, the recoverability of property, plant and equipment, the adequacy of insurance reserves, the recognition and measurement of impairments for investments accounted for under ASC 320 - Investments - Debt and Equity Securities and the recognition and measurement of income tax assets and liabilities. The actual results experienced by the Company may differ from management’s estimates.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid debt securities with insignificant interest rate risk with original maturities from the date of purchase of three months or less.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each United States financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Accounts at each Canadian financial institution are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to $100,000 CAD per account. At March 31, 2011 and March 31, 2010, the Company had $309.2 million and $204.4 million, respectively, in excess of FDIC and CDIC insured limits. To mitigate this risk, the Company selects financial institutions based on their credit ratings and financial strength.

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

The Company has mortgage receivables, which potentially expose the Company to credit risk. The portfolio of notes is principally collateralized by self-storage facilities and commercial properties. The Company has not experienced any material losses related to the notes from individual notes or groups of notes in any particular industry or geographic area. The estimated fair values were determined using the discounted cash flow method and using interest rates currently offered for similar loans to borrowers with similar credit ratings.

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Derivative Financial Instruments

The Company’s objective for holding derivative financial instruments is to manage interest rate risk exposure primarily through entering interest rate swap agreements. An interest rate swap is a contractual exchange of interest payments between two parties. A standard interest rate swap involves the payment of a fixed rate times a notional amount by one party in exchange for a floating rate times the same notional amount from another party. As interest rates change, the difference to be paid or received is accrued and recognized as interest expense or income over the life of the agreement.  The Company does not enter into these instruments for trading purposes. Counterparties to the Company’s interest rate swap agreements are major financial institutions. In accordance with ASC 815 - Derivatives and Hedging, the Company recognizes interest rate swap agreements on the balance sheet at fair value, which is classified as prepaid expenses (asset) or accrued expenses (liability). Derivatives that are not designated as cash flow hedges for accounting purposes must be adjusted to fair value through income. If the derivative qualifies and is designated as a cash flow hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. See Note 11, Derivatives of the Notes to Consolidated Financial Statements.

Inventories, net

Inventories, net were as follows:

	March 31,
	2011	2010
	(In thousands)
Truck and trailer parts and accessories (a)	$53,212	$46,304
Hitches and towing components (b)	12,797	13,644
Moving supplies and propane (b)	7,822	7,452
Subtotal	73,831	67,400
Less: LIFO reserves	(13,294)	(11,963)
Less: excess and obsolete reserves	(595)	(2,600)
Total	$59,942	$52,837

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

Inventory cost is primarily determined using the last-in first-out method (“LIFO”). Inventories valued using LIFO consisted of approximately 95% of the total inventories for both March 31, 2011 and 2010, respectively. Had the Company utilized the first-in first-out method (“FIFO”), stated inventory balances would have been $13.3 million and $12.0 million higher at March 31, 2011 and 2010, respectively. In fiscal 2011, the positive effect on income due to liquidation of a portion of the LIFO inventory was $0.7 million.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Interest expense incurred during the initial construction of buildings and rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes using the straight line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. The Company follows the deferral method of accounting based on ASC 908 - Airlines for major overhauls in which engine overhauls are capitalized and amortized over five years and transmission overhauls are capitalized and amortized over three years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

depreciation expense when realized. The amount of (gains) or losses netted against depreciation expense were ($23.1) million, ($2.0) million and $16.6 million during fiscal 2011, 2010 and 2009, respectively. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., minimize gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed.

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

In fiscal 2006, management performed an analysis of the expected economic value of new rental trucks and determined that additions to the fleet resulting from purchase should be depreciated on an accelerated method based upon a declining formula. The salvage value and useful life assumptions of the rental truck fleet remain unchanged. Under the declining balances method (2.4 times declining balance), the book value of a rental truck is reduced approximately 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively and then reduced on a straight line basis an additional 10% by the end of year fifteen. Whereas, a standard straight line approach would reduce the book value by approximately 5.3% per year over the life of the truck. For the affected equipment, the accelerated depreciation was $44.8 million, $49.1 million and $56.0 million greater than what it would have been if calculated under a straight line approach for fiscal 2011, 2010 and 2009, respectively.

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

The carrying value of surplus real estate, which is lower than market value at the balance sheet date, was $9.7 million and $9.8 million for fiscal 2011 and 2010, respectively, and is included in Investments, other.

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

Self-Insurance Reserves

U-Haul retains the risk for certain public liability and property damage programs related to the rental equipment. The consolidated balance sheets include $397.4 million and $385.5 million of liabilities related to these programs as of March 31, 2011 and 2010, respectively. These liabilities are recorded in Policy benefits and losses payable. Management takes into account losses incurred based upon actuarial estimates, past experience, current claim trends, as well as social and economic conditions. This liability is subject to change in the future based upon changes in the underlying assumptions including claims experience, frequency of incidents, and severity of incidents. Based upon additional claims information obtained through the passage of time, the Company reduced its self-insurance reserve balance associated with prior accident years by $15.0 million in both fiscal 2011 and fiscal 2010.

Additionally, as of March 31, 2011 and 2010, the consolidated balance sheets include liabilities of $6.9 million and $7.7 million, respectively, related to Company provided medical plan benefits for eligible employees. The Company estimates this liability based on actual claims outstanding as of the balance sheet date as well as an actuarial estimate of claims incurred but not reported. This liability is reported net of estimated recoveries from excess loss reinsurance policies with unaffiliated insurers of $0.3 million in both fiscal 2011 and 2010, respectively. These amounts are recorded in Accounts payable and accrued expenses on the consolidated balance sheets.

Revenue Recognition

Self-moving rentals are recognized for the period that trucks and moving equipment are rented. Self-storage revenues, based upon the number of paid storage contract days, are recognized as earned during the period.  Sales of self-moving and self-storage related products are recognized at the time that title passes and the customer accepts delivery. Property and casualty, traditional life and Medicare supplement insurance premiums are recognized as revenue over the policy periods.  For products where premiums are due over a significantly shorter duration than the period over which benefits are provided, such as our single premium whole life product, premiums are recognized when received and excess profits are deferred and recognized in relation to the insurance in force. Interest and investment income are recognized as earned.

Amounts collected from customers for sales tax are recorded on a net basis.

Advertising

All advertising costs are expensed as incurred. Advertising expense was $14.9 million, $20.2 million and $24.7 million in fiscal 2011, 2010 and 2009, respectively.

Deferred Policy Acquisition Costs

Commissions and other costs that fluctuate with and are primarily related to the acquisition or renewal of certain insurance premiums are deferred. For the Life Insurance operating segment’s life and health insurance products, these costs are amortized, with interest, in relation to revenue such that costs are realized as a

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

constant percentage of revenue. For its annuity insurance products the costs are amortized, with interest, in relation to the present value of actual and expected gross profits. For Repwest, these costs are amortized over the related contract periods, which generally do not exceed one year.

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

Adoption of New Accounting Pronouncements

Accounting Standards Update (“ASU”) 2009-16 formally incorporates into the FASB Codification amendments to Statements of Financial Accounting Standards (“SFAS”) 140 made by SFAS 166 primarily to (1) eliminate the concept of a qualifying special-purpose entity, (2) limit the circumstances under which a financial asset (or portion thereof) should be derecognized when the entire financial asset has not been transferred to a non-consolidated entity, (3) require additional information to be disclosed concerning a transferor's continuing involvement with transferred financial assets, and (4) require that all servicing assets and servicing liabilities be initially measured at fair value. The Company adopted the amendments to ASC 860-10 and ASC 860-50 in the first quarter of fiscal 2011 and they did not have a material impact on our financial statements.

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

Note 4:  Earnings Per Share

Net earnings for purposes of computing earnings per common share are net earnings less preferred stock dividends, adjusted for the price paid by our insurance companies for purchasing AMERCO Preferred stock less its carrying value on our balance sheet. Preferred stock dividends include accrued dividends of AMERCO. Preferred stock dividends paid to or accrued for entities that are part of the consolidated group are eliminated in consolidation.

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares, net of shares committed to be released, were 153,069; 199,363; and 244,452 as of March 31, 2011, 2010, and 2009, respectively.

5,791,700 and 5,992,800 shares of preferred stock have been excluded from the weighted average shares outstanding calculation as of March 31, 2011 and 2010, respectively because they are not common stock and they are not convertible into common stock.

From January 1, 2009 through March 31, 2011, our insurance subsidiaries purchased 308,300 shares of our Series A 8½% Preferred Stock (“Series A Preferred”) on the open market for $7.2 million Pursuant to ASC 260 - Earnings Per Share, for earnings per share purposes, we recognize the excess or deficit of the carrying amount of the Series A Preferred over the fair value of the consideration paid. For fiscal 2011 this resulted in a $0.2 million charge to net earnings as the amount paid by the insurance companies exceeded the carrying value, net of a prorated portion of original issue costs of the preferred stock. For fiscal 2010 we recognized a $0.4 million gain as the amount paid was less than our adjusted carrying value.

Note 5:  Reinsurance Recoverables and Trade Receivables, Net

Reinsurance recoverables and trade receivables, net were as follows:

	March 31,
	2011	2010
	(In thousands)
Reinsurance recoverable	$168,507	$163,687
Trade accounts receivable	19,615	18,034
Paid losses recoverable	1,048	3,087
Accrued investment income	7,963	6,818
Premiums and agents' balances	1,297	1,401
Independent dealer receivable	424	562
Other receivable	7,853	6,002
	206,707	199,591
Less: Allowance for doubtful accounts	(1,336)	(1,308)
	$205,371	$198,283

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 6:  Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company deposits bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $13.9 million and $15.1 million at March 31, 2011 and 2010, respectively.

Available-for-Sale Investments

Available-for-sale investments at March 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(In thousands)
U.S. treasury securities and government obligations	$34,522	$2,021	$(20)	$(4)	$36,519
U.S. government agency mortgage-backed securities	74,721	6,208	-	(4)	80,925
Obligations of states and political subdivisions	79,020	1,203	(389)	(3,113)	76,721
Corporate securities	389,167	21,559	(794)	(1,177)	408,755
Mortgage-backed securities	6,740	223	(108)	(7)	6,848
Redeemable preferred stocks	31,190	1,910	(934)	(86)	32,080
Common stocks	28,293	8,153	(108)	(10,380)	25,958
Less: Preferred stock of AMERCO held by subsidiaries	(7,190)	(807)	-	-	(7,997)
	$636,463	$40,470	$(2,353)	$(14,771)	$659,809

Available-for-sale investments at March 31, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(In thousands)
U.S. treasury securities and government obligations	$44,573	$1,712	$-	$(147)	$46,138
U.S. government agency mortgage-backed securities	91,858	4,534	(1)	(36)	96,355
Obligations of states and political subdivisions	18,932	323	(846)	(398)	18,011
Corporate securities	336,525	13,362	(1,733)	(780)	347,374
Mortgage-backed securities	9,250	142	(530)	-	8,862
Redeemable preferred stocks	18,723	965	(2,893)	(20)	16,775
Common stocks	17,840	534	(4)	-	18,370
Less: Preferred stock of AMERCO held by subsidiaries	(2,185)	(382)	-	-	(2,567)
	$535,516	$21,190	$(6,007)	$(1,381)	$549,318

The tables above include gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

The Company sold available-for-sale securities with a fair value of $134.7 million, $168.6 million and $234.2 million in fiscal 2011, 2010 and 2009, respectively. The gross realized gains on these sales totaled $2.0 million, $2.8 million and $0.7 million in fiscal 2011, 2010 and 2009, respectively. The Company realized gross losses on these sales of $0.2 million, $2.0 million and $0.5 million in fiscal 2011, 2010 and 2009, respectively.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The unrealized losses of more than twelve months in the table on the previous page are considered temporary declines. The Company tracks each investment with an unrealized loss and evaluates them on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments had declines determined by management to be other-than-temporary and the Company recognized these write-downs through earnings in the amounts of $0.8 million, $2.2 million and $0.4 million in fiscal 2011, 2010 and 2009, respectively.

The investment portfolio primarily consists of corporate securities and U.S. government securities. The Company believes it monitors its investments as appropriate. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity, the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. Nothing has come to management’s attention that would lead to the belief that each issuer would not have the ability to meet the remaining contractual obligations of the security, including payment at maturity. The Company does not have the intent to sell its fixed maturity and common stock investments for a period of time sufficient to allow the Company to recover its costs.

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

Credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income were as follows:

Credit Loss
(In thousands)
Balance at March 31, 2010	$552
Additions:
Other-than-temporary impairment not previously recognized	-
Balance at March 31, 2011	$552

The adjusted cost and estimated market value of available-for-sale investments at March 31, 2011 and 2010, respectively, by contractual maturity, were as follows:

	March 31, 2011		March 31, 2010
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(In thousands)
Due in one year or less	$45,149	$45,760	$36,384	$36,804
Due after one year through five years	153,389	161,685	153,816	160,329
Due after five years through ten years	128,973	136,343	105,491	109,591
Due after ten years	249,919	259,132	196,197	201,154
	577,430	602,920	491,888	507,878
Mortgage backed securities	6,740	6,848	9,250	8,862
Redeemable preferred stocks	31,190	32,080	18,723	16,775
Equity securities	28,293	25,958	17,840	18,370
Less: Preferred stock of AMERCO held by subsidiaries	(7,190)	(7,997)	(2,185)	(2,567)
	$636,463	$659,809	$535,516	$549,318

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Investments, other

The carrying value of other investments was as follows:

	March 31,
	2011	2010
	(In thousands)
Short-term investments	$77,745	$127,385
Mortgage loans, net	79,635	72,438
Real estate	18,777	17,621
Policy loans	4,404	4,190
Other equity investments	21,307	5,852
	$201,868	$227,486

Short-term investments consist primarily of investments in money market funds, mutual funds and any other investments with short-term characteristics that have original maturities of less than one year at acquisition. These investments are recorded at cost, which approximates fair value.

Mortgage loans are carried at the unpaid balance, less an allowance for probable losses and any unamortized premium or discount. The allowance for probable losses was $0.4 million as of March 31, 2011 and 2010. The estimated fair value of these loans as of March 31, 2011 and 2010 approximated the carrying value. These loans represent first lien mortgages held by the Company.

Real estate obtained through foreclosure and held for sale is carried at the lower of fair value at time of foreclosure or current estimated fair value less cost to sell. Equity investments are carried at cost and assessed for impairment.

Insurance policy loans are carried at their unpaid balance.

Note 7: Other Assets

Other assets were as follows:

	March 31,
	2011	2010
	(In thousands)
Deposits	$103,191	$47,323
Income taxes recoverable	2,850	37,790
Cash surrender value of life insurance policies	28,784	27,825
Deferred charges	13,076	15,330
Excess of loss reinsurance recoverable	15,000	15,000
Other	3,732	2,596
	$166,633	$145,864

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 8: Net Investment and Interest Income

Net investment and interest income, were as follows:

	Years Ended March 31,
	2011	2010	2009
	(In thousands)
Fixed maturities	$32,782	$31,234	$38,553
Real estate	361	(56)	(99)
Insurance policy loans	259	262	236
Mortgage loans	5,249	5,226	4,962
Short-term, amounts held by ceding reinsurers, net and other investments	749	1,110	3,539
Investment income	39,400	37,776	47,191
Less: investment expenses	(1,269)	(1,020)	(1,034)
Less: interest credited on annuity policies	(10,084)	(11,000)	(11,824)
Investment income - Related party	24,614	24,233	23,688
Net investment and interest income	$52,661	$49,989	$58,021

Note 9: Borrowings

Long-Term Debt

Long-term debt was as follows:

			March 31,
	2011 Rate (a)	Maturities	2011	2010
			(In thousands)
Real estate loan (amortizing term)	6.93%	2018	$255,000	$265,000
Real estate loan (revolving credit)	-	2018	-	86,000
Real estate loan (amortizing term)	5.00%	2011	11,222	31,865
Senior mortgages	5.47% - 6.13%	2015 - 2016	476,783	489,186
Working capital loan (revolving credit)	-	2012	-	15,000
Fleet loans (amortizing term)	4.78% - 7.95%	2012 - 2017	325,591	276,222
Fleet loan (securitization)	4.90% - 5.56%	2014 - 2017	271,290	143,170
Other obligations	3.25% - 9.50%	2011 - 2018	57,956	41,192
Total notes, loans and leases payable			$1,397,842	$1,347,635

(a) Interest rate as of March 31, 2011, including the effect of applicable hedging instruments

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. The loan has a final maturity date of August 2018. The loan is comprised of a term loan facility with initial availability of $300.0 million and a revolving credit facility with an availability of $198.8 million. As of March 31, 2011, the outstanding balance on the Real Estate Loan was $255.0 million and the Company had the full $198.8 million available to be drawn on the revolving credit facility. U-Haul International, Inc. is a guarantor of this loan.

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The interest rate for the amortizing term portion, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At March 31, 2011, the applicable LIBOR was 0.26% and the applicable margin was 1.50%, the sum of which was 1.76%. The rate on the term facility portion of the Real Estate Loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin.

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

Amerco Real Estate Company and a subsidiary of U-Haul International, Inc. entered into a revolving credit construction loan effective June 29, 2006. This loan was modified and extended on June 25, 2010. The loan is comprised of a term loan facility and a revolving credit facility with combined availability of $20.0 million and a final maturity of June 2011. As of March 31, 2011, the outstanding balance was $11.2 million.

This Real Estate Loan requires monthly principal and interest payments with the unpaid principal and any accrued and unpaid interest due at maturity. The interest rate, per the provision of this loan agreement, is the applicable LIBOR plus a margin of 3.00%. At March 31, 2011, the applicable LIBOR floor was 2.00% and the margin was 3.00%, the sum of which was 5.00%. U-Haul International, Inc. and AMERCO are guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgage loan balances as of March 31, 2011 were in the aggregate amount of $420.9 million and are due July 2015. The Senior Mortgages require average monthly principal and interest payments of $3.0 million with the unpaid loan balance and accrued and unpaid interest due at maturity. These senior mortgages are secured by certain properties owned by the borrowers. The interest rates, per the provisions of these senior mortgages, are 5.68% and 5.52% per annum. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of these senior mortgages. The default provisions of these senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Various subsidiaries of the Company are borrowers under the mortgage backed loans that we also classify as senior mortgages. These loans are secured by certain properties owned by the borrowers. The loan balance of these notes totals $55.9 million as of March 31, 2011. These loans mature in 2015 and 2016. Interest rates for these loans range from 5.47% to 6.13%. The loans require monthly principal and interest payments with the balances due upon maturity. The default provisions of the loans include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Working Capital Loans

Amerco Real Estate Company is a borrower under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $25.0 million. At March 31, 2011, the Company had the full $25.0 million available to be drawn. This loan is secured by certain properties owned by the borrower. This loan agreement provides for revolving loans, subject to the terms of the loan agreement with final maturity in November 2012. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. U-Haul International, Inc. and AMERCO are the guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. The interest rate, per the provision of this loan agreement, is the applicable LIBOR plus a margin of 1.50%.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under amortizing term loans. The balance of the loans as of March 31, 2011 was $240.6 million with the final maturities between April 2012 and July 2017.

The Amortizing Loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the Loan Agreements, are the applicable LIBOR plus a margin between 0.90% and 2.63%. At March 31, 2011, the applicable LIBOR was 0.26% and applicable margins were between 1.13% and 2.63%. The interest rates are hedged with interest rate swaps fixing the rates between 4.78% and 7.32% based on current margins. Additionally, $18.7 million of these loans are carried at a fixed rate of 7.95%.

AMERCO and U-Haul International, Inc. are guarantors of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

On December 31, 2009 a subsidiary of U-Haul International, Inc. entered into an $85.0 million term note that will be used to fund cargo van and pickup acquisitions for the next two years. This term note has a final maturity of December 2012.  The agreement contains options to extend the maturity through September 2013. The note is secured by the purchased equipment and the corresponding operating cash flows associated with their operation.  At March 31, 2011, the applicable LIBOR was 0.31% and the applicable margin was 4.50%, the sum of which was 4.81%.  At March 31, 2011 the Company had drawn the full $85.0 million on this loan.

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

The 2007 Box Truck Note has a fixed interest rate of 5.56% with an estimated final maturity of February 2014. At March 31, 2011, the outstanding balance was $120.2 million. The note is secured by the box trucks that were purchased and the corresponding operating cash flows associated with their operation.

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

The 2010 Box Truck Note has a fixed interest rate of 4.90% with an estimated final maturity of October 2017. At March 31, 2011, the outstanding balance was $151.1 million. The note is securitized by the box trucks being purchased and the corresponding operating cash flows associated with their operation. The unused portion of this facility has been recorded as Other assets on our balance sheet.

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Other Obligations

The Company entered into capital leases for new equipment between April 2008 and February 2011, with terms of the leases between 3 and 7 years. At March 31, 2011, the balance of these leases was $57.5 million.

In January 2010, the Company entered into a $0.5 million premium financing arrangement for two years expiring in December 2011 with a fixed rate of 3.37%. The Company entered into a $2.5 million premium financing arrangement for one year expiring in April 2011 at a rate of 3.25%. At March 31, 2011 the outstanding balance was $0.3 million.

In February 2011, the Company and US Bank, National Association (the “Trustee”) entered into the U-Haul Investors Club Indenture.  The Company and the Trustee entered into this indenture to provide for the issuance of notes (“U-Notes”) by the Company directly to investors over our proprietary website, uhaulinvestorsclub.com.  The U-Notes will be secured by various types of collateral including rental equipment and real estate.  U-Notes will be issued in smaller series that will vary as to principal amount, interest rate and maturity.  U-Notes are obligations of the Company and secured by the associated collateral; they are not guaranteed by any of the Company’s affiliates or subsidiaries.

At March 31, 2011 the aggregate outstanding principal balance of the U-Notes issued was $0.2 million with interest rates between 4.00% and 7.90% and maturity dates between 2014 and 2026.

Annual Maturities of Notes, Loans and Leases Payable

The annual maturities of long-term debt as of March 31, 2011 for the next five years and thereafter are as follows:

	March 31,
	2012	2013	2014	2015	2016	Thereafter
	(In thousands)
Notes, loans and leases payable, secured	$147,859	$244,326	$167,983	$62,941	$472,131	$302,602

Note 10:  Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Years Ended March 31,
	2011	2010	2009
	(In thousands)
Interest expense	$60,701	$63,516	$76,670
Capitalized interest	(425)	(609)	(693)
Amortization of transaction costs	4,249	5,198	4,908
Interest expense resulting from derivatives	23,856	25,242	17,585
Total interest expense	$88,381	$93,347	$98,470

Interest paid in cash including payments related to derivative contracts, amounted to $78.6 million, $64.4 million and $90.7 million for fiscal 2011, 2010 and 2009, respectively.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Years Ended March 31,
	2011	2010	2009
	(In thousands, except interest rates)
Weighted average interest rate during the year	1.75%	1.79%	3.67%
Interest rate at year end	-	1.74%	2.29%
Maximum amount outstanding during the year	$111,000	$207,280	$212,280
Average amount outstanding during the year	$36,942	$184,036	$177,520
Facility fees	$227	$906	$622

Note 11:  Derivatives

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

(a) interest rate swap agreement
(b) forward swap

As of March 31, 2011, the total notional amount of the Company’s variable interest rate swaps was $484.6 million.

The derivative fair values located in Accounts payable and accrued expenses in the balance sheets were as follows:

	Liability Derivative Fair Value as of
	March 31, 2011	March 31, 2010
	(In thousands)
Interest rate contracts designated as hedging instruments	$51,052	$54,239

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

	The Effect of Interest Rate
	Contracts on the Statements of Operations
	March 31, 2011	March 31, 2010
	(In thousands)
Loss recognized in income on interest rate contracts	$23,856	$25,242
Gain recognized in AOCI on interest rate contracts (effective portion)	$(2,411)	$(23,352)
Loss reclassified from AOCI into income (effective portion)	$24,632	$26,770
Gain recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$(775)	$(1,528)

Gains or losses recognized in income on derivatives are recorded as interest expense in the statement of operations. At March 31, 2011, the Company expects to reclassify $22.1 million of net losses on interest rate contracts from accumulated other comprehensive income to earnings that will offset interest payments over the next twelve months. Please see Note 3, Accounting Policies in the Notes to Consolidated Financial Statements.

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

Between January 1, 2009 and March 31, 2011 our insurance subsidiaries purchased 308,300 shares of Series A Preferred on the open market for $7.2 million.

On April 15, 2011 the Company provided notice of the call for redemption of all 6,100,000 shares of its issued and outstanding Series A Preferred stock at a redemption price of $25 per share plus accrued dividends through the date of redemption which was June 1, 2011. The total amount paid pursuant to the redemption was $155.7 million consisting of $152.5 million for the call price of $25 per share plus $3.2 million in accrued dividends.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 13:  Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components, net of taxes, were as follows:

	Foreign Currency Translation	Unrealized Gain (Loss) on Investments	Fair Market Value of Cash Flow Hedge	Postretirement Benefit Obligation Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at March 31, 2008	$(27,583)	$1,591	$(30,578)	$1,291	$(55,279)
Foreign currency translation	(16,030)	-	-	-	(16,030)
Unrealized loss on investments	-	(8,914)	-	-	(8,914)
Change in fair value of cash flow hedge	-	-	(17,833)	-	(17,833)
Change in postretirement benefit obligation	-	-	-	56	56
Balance at March 31, 2009	(43,613)	(7,323)	(48,411)	1,347	(98,000)
Foreign currency translation	14,471	-	-	-	14,471
Unrealized gain on investments	-	13,254	-	-	13,254
Change in fair value of cash flow hedge	-	-	14,478	-	14,478
Change in postretirement benefit obligation	-	-	-	(410)	(410)
Balance at March 31, 2010	(29,142)	5,931	(33,933)	937	(56,207)
Foreign currency translation	3,114	-	-	-	3,114
Unrealized gain on investments	-	4,930	-	-	4,930
Change in fair value of cash flow hedge	-	-	1,495	-	1,495
Change in postretirement benefit obligation	-	-	-	201	201
Balance at March 31, 2011	$(26,028)	$10,861	$(32,438)	$1,138	$(46,467)

Note 14:  Provision for Taxes

Earnings before taxes and the provision for taxes consisted of the following:

	Years Ended March 31,
	2011	2010	2009
	(In thousands)
Pretax earnings:
U.S.	$270,695	$89,350	$18,254
Non-U.S.	18,619	10,840	4,324
Total pretax earnings	$289,314	$100,190	$22,578

Current provision (benefit)
Federal	$14,784	$(23,965)	$5,202
State	7,475	1,965	1,436
Non-U.S.	3,861	34	(31)
	26,120	(21,966)	6,607
Deferred provision (benefit)
Federal	70,653	53,174	149
State	7,300	3,472	1,387
Non-U.S.	1,666	(113)	1,025
	79,619	56,533	2,561

Provision for income tax expense	$105,739	$34,567	$9,168

Income taxes paid (net of income tax refunds received)	$14,265	$1,558	$2,037

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before taxes was as follows:

	Years Ended March 31,
	2011	2010	2009
	(In percentages)
Statutory federal income tax rate	35.00%	35.00%	35.00%
Increase (reduction) in rate resulting from:
State taxes, net of federal benefit	3.24%	3.50%	8.17%
Foreign rate differential	(0.34)%	(1.17)%	(2.30)%
Federal tax credits	(0.18)%	(0.46)%	(2.10)%
Interest on deferred tax	0.13%	0.52%	2.86%
Dividend received deduction	(0.08)%	(0.09)%	-%
Change in valuation allowance	-%	(2.70)%	-%
Other	(1.22)%	(0.10)%	(1.02)%
Actual tax expense of operations	36.55%	34.50%	40.61%

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	March 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Net operating loss and credit carry forwards	$3,559	$2,637
Accrued expenses	132,140	127,785
Policy benefit and losses, claims and loss expenses payable, net	10,355	14,420
Unrealized gains	8,834	14,818
Other	583	-
Total deferred tax assets	$155,471	$159,660

Deferred tax liabilities:
Property, plant and equipment	$421,521	$340,641
Deferred policy acquisition costs	5,207	5,673
Other	-	116
Total deferred tax liabilities	426,728	346,430
Net deferred tax liability	$271,257	$186,770

The net operating loss and credit carry-forwards in the above table are primarily attributable to $35.5 million of state net operating losses that will begin to expire March 31, 2012 if not utilized.

The change in deferred tax balances from April 1, 2010 to March 31, 2011 includes $3.6 million resulting from net-of-tax other comprehensive income items as well as other items which do not flow through the provision for income tax expense.

ASC 740 (formerly FIN 48) prescribes a minimum recognition and measurement methodology that a tax position is required to meet before being recognized in the financial statements. The total amount of unrecognized tax benefits at April 1, 2010 was $8.3 million. This entire amount of unrecognized tax benefits if resolved in our favor, would favorably impact our effective tax rate. During the current year we recorded tax expense - net of settlements, resulting from uncertain tax positions in the amount of $1.2 million. At March 31, 2011, the amount of unrecognized tax benefits and the amount that would favorably affect our effective tax rate was $9.5 million.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

A reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period are as follows:

Unrecognized Tax Benefits
(In thousands)

Unrecognized tax benefits as of March 31, 2010	$8,290
Additions based on tax positions related to the current year	1,873
Reductions for tax positions of prior years	(642)
Settlements	(18)
Unrecognized tax benefits as of March 31, 2011	$9,503

The Company recognizes interest related to unrecognized tax benefits as interest expense, and penalties as operating expenses. At April 1, 2010, the amount of interest and penalties accrued on unrecognized tax benefits was $3.5 million, net of tax. During the current year we recorded expense from interest in the amount of $0.3 million, net of tax. At March 31, 2011, the amount of interest and penalties accrued on unrecognized tax benefits was $3.8 million, net of tax.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With some exceptions, the Company is no longer subject to audit for years prior to the fiscal year ended March 31, 2008.

Note 15:  Employee Benefit Plans

Profit Sharing Plans

The Company provides tax-qualified profit sharing retirement plans for the benefit of eligible employees, former employees and retirees in the U.S. and Canada. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions. Amounts to be contributed are determined by the President and Chairman of the Board of the Company under the delegation of authority from the Board, pursuant to the terms of the Profit Sharing Plan. No contributions were made to the profit sharing plan during fiscal 2011, 2010 or 2009.

The Company also provides an employee savings plan which allows participants to defer income under Section 401(k) of the Internal Revenue Code of 1986.

ESOP Plan

The Company sponsors a leveraged ESOP that generally covers all employees with one year or more of service. The ESOP shares initially were pledged as collateral for its debt which was originally funded by U-Haul. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. When shares are scheduled to be released from collateral, prorated over the year, the Company reports compensation expense equal to the current market price of the shares scheduled to be released, and the shares become outstanding for earnings per share computations. ESOP compensation expense was $3.9 million, $2.4 million and $2.9 million for fiscal 2011, 2010 and 2009, respectively. Listed below is a summary of these financing arrangements as of fiscal year-end:

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

	Outstanding as of	Interest Payments
Financing Date	March 31, 2011	2011	2010	2009
	(In thousands)
June, 1991	$5,026	$386	$443	$560
March, 1999	-	-	1	2
February, 2000	-	6	12	19
April, 2001	87	9	8	7
July, 2009	316	5	-	-

Shares are released from collateral and allocated to active employees based on the proportion of debt service paid in the plan year. Contributions to the Plan Trust during fiscal 2011, 2010 and 2009 were $2.1 million, $2.0 million and $2.1 million, respectively.

Shares held by the Plan were as follows:

	Years Ended March 31,
	2011	2010
	(In thousands)
Allocated shares	1,387	1,431
Unreleased shares	194	269
Fair value of unreleased shares	$16,252	$12,114

For purposes of the schedule on the previous page, the fair value of unreleased shares issued prior to 1992 is defined as the historical cost of such shares. The fair value of unreleased shares issued subsequent to December 31, 1992 is defined as the trading value of such shares as of March 31, 2011 and March 31, 2010, respectively.

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

 The components of net periodic post retirement benefit cost were as follows:

	Years Ended March 31,
	2011	2010	2009
	(In thousands)
Service cost for benefits earned during the period	$462	$420	$411
Interest cost on accumulated postretirement benefit	567	603	537
Other components	(39)	(104)	(93)
Net periodic postretirement benefit cost	$990	$919	$855

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The fiscal 2011 and fiscal 2010 post retirement benefit liability included the following components:

	Years Ended March 31,
	2011	2010
	(In thousands)
Beginning of year	$10,787	$9,563
Service cost for benefits earned during the period	462	420
Interest cost on accumulated post retirement benefit	567	603
Net benefit payments and expense	(350)	(356)
Actuarial loss (gain)	(363)	557
Accumulated postretirement benefit obligation	11,103	10,787

Current liabilities	596	589
Non-current liabilities	10,507	10,198

Total post retirement benefit liability recognized in statement of financial position	11,103	10,787
Components included in accumulated other comprehensive income:
Unrecognized net gain	1,871	1,547
Cumulative net periodic benefit cost (in excess of employer contribution)	$12,974	$12,334

The discount rate assumptions in computing the information above were as follows:

	Years Ended March 31,
	2011	2010	2009
	(In percentages)
Accumulated postretirement benefit obligation	5.00%	5.41%	6.50%

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 became law. Amounts shown above include the effect of the subsidy. The discount rate represents the expected yield on a portfolio of high grade (AA to AAA rated or equivalent) fixed income investments with cash flow streams sufficient to satisfy benefit obligations under the plan when due. Fluctuations in the discount rate assumptions primarily reflect changes in U.S. interest rates. The assumed health care cost trend rate used to measure the accumulated postretirement benefit obligation as of the end of fiscal 2011 was 8.4% in the initial year and was projected to decline annually to an ultimate rate of 4.5% in fiscal 2029. The assumed health care cost trend rate used to measure the accumulated postretirement benefit obligation as of the end of fiscal 2010 (and used to measure the fiscal 2011 net periodic benefit cost) was 8.7% in the initial year and was projected to decline annually to an ultimate rate of 4.5% in fiscal 2029.

If the estimated health care cost trend rate assumptions were increased by one percent, the accumulated post retirement benefit obligation as of fiscal year-end would increase by approximately $112,212 and the total of the service cost and interest cost components would increase by $10,433. A decrease in the estimated health care cost trend rate assumption of one percent would decrease the accumulated post retirement benefit obligation as of fiscal year-end by $124,040 and the total of the service cost and interest cost components would decrease by $11,791.

Post employment benefits provided by the Company, other than upon retirement, are not material.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Future net benefit payments are expected as follows:

Future Net Benefit Payments
(In thousands)
Year-ended:
2012	$596
2013	690
2014	795
2015	903
2016	1,019
2017 through 2021	5,968
Total	$9,971

Note 16:  Fair Value Measurements

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

The Company has mortgage receivables, which potentially expose the Company to credit risk. The portfolio of notes is principally collateralized by self-storage facilities and commercial properties. The Company has not experienced any material losses related to the notes from individual or groups of notes in any particular industry or geographic area. The estimated fair values were determined using the discounted cash flow method and using interest rates currently offered for similar loans to borrowers with similar credit ratings.

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

On April 1, 2008, assets and liabilities recorded at fair value on the condensed consolidated balance sheets were measured and classified based upon a three tiered approach to valuation. ASC 820 Fair Value Measurements and Disclosures requires that financial assets and liabilities recorded at fair value be classified and disclosed in one of the following three categories:

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table represents the financial assets and liabilities on the condensed consolidated balance sheet at March 31, 2011, that are subject to ASC 820 and the valuation approach applied to each of these items.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Short-term investments	$379,521	$379,521	$-	$-
Fixed maturities - available for sale	609,767	484,921	123,469	1,377
Preferred stock	32,081	32,081	-	-
Common stock	25,958	25,958	-	-
Less: Preferred stock of AMERCO held by subsidiaries	(7,997)	(7,997)	-	-
Total	$1,039,330	$914,484	$123,469	$1,377

Liabilities
Guaranteed residual values of TRAC leases	$-	$-	$-	$-
Derivatives	51,052	-	51,052	-
Other obligations	174	-	-	174
Total	$51,226	$-	$51,052	$174

The following tables represent the fair value measurements for our assets and liabilities at March 31, 2011 using significant unobservable inputs (Level 3).

	Fixed Maturities
	Auction Rate Securities	Asset Backed Securities	Total
	(In thousands)
Balance at March 31, 2010	$1,673	$1,615	$3,288

Transfers into Level 3 (a)	43	-	43
Fixed Maturities - Auction Rate Securities gain (unrealized)	2	-	2
Fixed Maturities - Auction Rate Securities loss (unrealized)	(24)	-	(24)
Fixed Maturities - Asset Backed Securities gain (unrealized)	-	315	315
Fixed Maturities - Asset Backed Securities loss (unrealized)	-	(202)	(202)
Securities called at par	(1,694)	(95)	(1,789)
Securities OTTI loss (realized)	-	(256)	(256)
Balance at March 31, 2011	$-	$1,377	$1,377

(a)
Reflects the transfer of asset backed securities for which no meaningful market rate bids are currently available. The valuation of these assets was based on a pricing matrix system as determined by the custodian of these securities.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Other Obligations
(In thousands)
Balance at March 31, 2010	$-

Issuance of U-Haul Investors Club Securities	174
Balance at March 31, 2011	$174

Note 17:  Reinsurance and Policy Benefits and Losses, Claims and Loss Expenses Payable

During their normal course of business, our insurance subsidiaries assume and cede reinsurance on both a coinsurance and a risk premium basis. They also obtain reinsurance for that portion of risks exceeding their retention limits. The maximum amount of life insurance retained on any one life is $110,000.

	Direct Amount (a)	Ceded to Other Companies	Assumed from Other Companies	Net Amount (a)	Percentage of Amount Assumed to Net
	(In thousands)
Year ended December 31, 2010
Life insurance in force	$668,740	$3,567	$884,932	$1,550,105	57%
Premiums earned:
Life	$77,721	$-	$37,300	$115,021	32%
Accident and health	88,441	575	3,815	91,681	4%
Annuity	-	-	290	290	100%
Property and casualty	28,179	68	2,593	30,704	8%
Total	$194,341	$643	$43,998	$237,696

Year ended December 31, 2009
Life insurance in force	$543,236	$4,100	$943,371	$1,482,507	64%
Premiums earned:
Life	$49,335	$37	$5,108	$54,406	9%
Accident and health	74,271	(803)	4,582	79,656	6%
Annuity	140	-	143	283	51%
Property and casualty	23,260	13	4,378	27,625	16%
Total	$147,006	$(753)	$14,211	$161,970

Year ended December 31, 2008
Life insurance in force	$387,783	$4,499	$1,147,982	$1,531,266	75%
Premiums earned:
Life	$16,240	$36	$5,020	$21,224	24%
Accident and health	81,241	1,066	4,581	84,756	5%
Annuity	1,436	-	2,156	3,592	60%
Property and casualty	19,253	83	9,167	28,337	32%
Total	$118,170	$1,185	$20,924	$137,909

(a)   Balances are reported net of inter-segment transactions.

To the extent that a re-insurer is unable to meet its obligation under the related reinsurance agreements, Repwest would remain liable for the unpaid losses and loss expenses. Pursuant to certain of these agreements, Repwest holds letters of credit at year end in the amount of $1.9 million from re-insurers and has issued letters of credit in the amount of $8.8 million in favor of certain ceding companies.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Policy benefits and losses, claims and loss expenses payable for Property and Casualty Insurance were as follows:

	Years Ended December 31,
	2010	2009
	(In thousands)
Unpaid losses and loss adjustment expense	$276,355	$271,677
Reinsurance losses payable	367	759
Unearned premiums	4	2
Total	$276,726	$272,438

Activity in the liability for unpaid losses and loss adjustment expenses for Property and Casualty Insurance is summarized as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Balance at January 1	$271,677	$287,501	$288,410
Less: reinsurance recoverable	162,711	173,098	164,181
Net balance at January 1	108,966	114,403	124,229
Incurred related to:
Current year	9,453	8,043	8,497
Prior years	7,832	6,516	9,384
Total incurred	17,285	14,559	17,881
Paid related to:
Current year	4,971	3,974	5,006
Prior years	12,240	16,022	22,701
Total paid	17,211	19,996	27,707
Net balance at December 31	109,040	108,966	114,403
Plus: reinsurance recoverable	167,315	162,711	173,098
Balance at December 31	$276,355	$271,677	$287,501

The liability for incurred losses and loss adjustment expenses (net of reinsurance recoverable of $167.3 million) increased by $0.1 million in 2010.

Note 18:  Contingent Liabilities and Commitments

The Company leases a portion of its rental equipment and certain of its facilities under operating leases with terms that expire at various dates substantially through 2017, with the exception of one land lease expiring in 2034. As of March 31, 2011, AMERCO has guaranteed $167.6 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, the Company has the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. AMERCO has been leasing equipment since 1987 and has experienced no material losses relating to these types of residual value guarantees.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Lease expenses were as follows:

	Years Ended March 31,
	2011	2010	2009
	(In thousands)
Lease expense	$150,809	$156,951	$152,424

Lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
	(In thousands)
Year-ended March 31:
2012	$14,859	$105,364	$120,223
2013	13,959	91,722	105,681
2014	12,889	73,914	86,803
2015	2,761	50,252	53,013
2016	622	22,254	22,876
Thereafter	5,387	4,772	10,159
Total	$50,477	$348,278	$398,755

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

In November 2006, the Plaintiffs filed an amended complaint. In December 2006, the Defendants filed motions to dismiss, based on various legal theories. In March 2007, the Court denied AMERCO’s motion to dismiss regarding the issue of demand futility, stating that “Plaintiffs have satisfied the heightened pleading requirements of demand futility by showing a majority of the members of the AMERCO Board of Directors were interested parties in the SAC transactions.” The Court heard oral argument on the remainder of the Defendants’ motions to dismiss, including the motion (“Goldwasser Motion”) based on the fact that the subject matter of the lawsuit had been settled and dismissed in earlier litigation known as Goldwasser v. Shoen, C.V.N.-94-00810-

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

ECR (D.Nev), Washoe County, Nevada. In addition, in September and October 2007, the Defendants filed Motions for Judgment on the Pleadings or in the Alternative Summary Judgment, based on the fact that the stockholders of the Company had ratified the underlying transactions at the 2007 annual meeting of stockholders of AMERCO. In December 2007, the Court denied this motion. This ruling does not preclude a renewed motion for summary judgment after discovery and further proceedings on these issues. On April 7, 2008, the litigation was dismissed, on the basis of the Goldwasser Motion. On May 8, 2008, the Plaintiffs filed a notice of appeal of such dismissal to the Nevada Supreme Court. On May 20, 2008, AMERCO filed a cross appeal relating to the denial of its Motion to Dismiss in regard to demand futility.

On May 12, 2011, the Nevada Supreme Court affirmed in part, reversed in part, and remanded the case for further proceedings.  First, the Court ruled that the Goldwasser settlement did not release claims that arose after the agreement and, therefore, reversed the trial court’s dismissal of the Complaint on that ground. Second, the Court affirmed the district court’s determination that the in pari delicto defense is available in a derivative suit and reversed and remanded to the district court to determine if the defense applies to this matter.  Third, the Court remanded to the district court to conduct an evidentiary hearing to determine whether demand upon the AMERCO Board was, in fact, futile.  Fourth, the Court invited AMERCO to seek a ruling from the district court as to the legal effect of the AMERCO Shareholders’ 2008 ratification of the underlying AMERCO/SAC transactions.

Last, as to individual claims for relief, the Court affirmed the district court’s dismissal of the breach of fiduciary duty of loyalty claims as to all defendants except Mark Shoen.  The Court affirmed the district court’s dismissal of the breach of fiduciary duty: ultra vires Acts claim as to all defendants. The Court reversed the district court’s dismissal of aiding and abetting a breach of fiduciary duty and unjust enrichment claims against the SAC entities.  The Court reversed the trial court’s dismissal of the claim for wrongful interference with prospective economic advantage as to all defendants.

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SAC Holdings was established in order to acquire self-storage properties. These properties are being managed by the Company pursuant to management agreements. In the past, the Company sold various self-storage properties to SAC Holdings, and such sales provided significant cash flows to the Company.

Management believes that the sales of self-storage properties to SAC Holdings has provided a unique structure for the Company to earn moving equipment rental revenues and property management fee revenues from the SAC Holdings self-storage properties that the Company manages.

Related Party Revenues

	Years Ended March 31,
	2011	2010	2009
	(In thousands)
U-Haul interest income revenue from SAC Holdings	$19,163	$18,900	$18,375
U-Haul interest income revenue from Private Mini	5,451	5,333	5,313
U-Haul management fee revenue from SAC Holdings	16,873	16,321	17,241
U-Haul management fee revenue from Private Mini	2,174	2,202	2,260
U-Haul management fee revenue from Mercury	3,085	3,109	3,691
	$46,746	$45,865	$46,880

During fiscal 2011, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. The Company does not have an equity ownership interest in SAC Holdings. The Company received cash interest payments of $15.8 million, $13.9 million and $14.1 million, from SAC Holdings during fiscal 2011, 2010 and 2009, respectively. The largest aggregate amount of notes receivable outstanding during fiscal 2011 was $196.9 million and the aggregate notes receivable balance at March 31, 2011 was $196.2 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturities of these notes are between 2019 and 2024.

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

During fiscal 2011, AMERCO and U-Haul held various junior notes issued by Private Mini Storage Realty, L.P. (“Private Mini”). The equity interests of Private Mini are ultimately controlled by Blackwater. The Company received cash interest payments of $5.5 million, $5.3 million and $5.3 million, from Private Mini during fiscal 2011, 2010 and 2009, respectively. The largest aggregate amount outstanding during fiscal 2011 was $67.3 million. The balance of notes receivable from Private Mini at March 31, 2011 was $66.7 million.

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

 (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $22.0 million, $22.6 million and $24.3 million from the above mentioned entities during fiscal 2011, 2010 and 2009, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen.  James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

Related Party Costs and Expenses

	Years Ended March 31,
	2011	2010	2009
	(In thousands)
U-Haul lease expenses to SAC Holdings	$2,491	$2,446	$2,418
U-Haul commission expenses to SAC Holdings	34,858	32,621	32,837
U-Haul commission expenses to Private Mini	2,399	2,116	1,825
	$39,748	$37,183	$37,080

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At March 31, 2011, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based upon equipment rental revenue.

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $46.7 million, expenses of $2.5 million and cash flows of $42.1 million during fiscal 2011. Revenues and commission expenses related to the Dealer Agreements were $177.0 million and $37.3 million, respectively for fiscal 2011.

The Company adopted ASU 2009-17, which amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), as of April 1, 2010. Management determined that the junior notes of SAC Holdings and Private Mini and the management agreements with SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini represent potential variable interests for the Company. Management evaluated whether it should be identified as the primary beneficiary of one or more of these VIE’s using a two step approach in which management a) identified all other parties that hold interests in the VIE’s, and b) determined if any variable interest holder has the power to direct the activities of the VIE’s that most significantly impact their economic performance.

Management determined that they do not have a variable interest in the holding entities Mercury, 4 SAC,5 SAC, or Galaxy through management agreements which are with the individual operating entities or through the issuance of junior debt therefore the Company is precluded from consolidating these entities, which is consistent with the accounting treatment immediately prior to adopting ASU 2009-17.

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

The Company has not provided financial or other support explicitly or implicitly during the fiscal year ended March 31, 2011 to any of these entities that it was not previously contractually required to provide. The carrying amount and classification of the assets and liabilities in the Company’s balance sheet that relate to the Company’s variable interests in the aforementioned entities are as follows, which approximate the maximum exposure to loss as a result of the Company’s involvement with these entities:

Related Party Assets

	March 31,
	2011	2010
	(In thousands)
U-Haul notes, receivables and interest from Private Mini	$69,201	$69,867
U-Haul notes receivable from SAC Holdings	196,191	196,903
U-Haul interest receivable from SAC Holdings	17,096	13,775
U-Haul receivable from SAC Holdings	16,346	15,780
U-Haul receivable from Mercury	3,534	6,138
Other (a)	(400)	(337)
	$301,968	$302,126

(a)	Timing differences for intercompany balances with insurance subsidiaries.

Between January 1, 2009 and March 31, 2011 our insurance subsidiaries purchased 308,300 shares of Series A Preferred on the open market for $7.2 million.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 21: Statutory Financial Information of Insurance Subsidiaries

Applicable laws and regulations of the State of Arizona require Property and Casualty Insurance and Life Insurance to maintain minimum capital and surplus determined in accordance with statutory accounting principles. Audited statutory net income (loss) and statutory capital and surplus for the years ended are listed below:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Repwest:
Audited statutory net income	$6,946	$6,016	$6,724
Audited statutory capital and surplus	125,102	118,447	103,842
NAFCIC*:
Audited statutory net income (loss)	-	(6)	13
Audited statutory capital and surplus	-	3,019	3,025
ARCOA**:
Audited statutory net income (loss)	(773)	96	(29)
Audited statutory capital and surplus	2,769	3,566	3,471
Oxford:
Audited statutory net income	4,640	3,277	9,789
Audited statutory capital and surplus	129,173	133,867	129,702
CFLIC:
Audited statutory net income	4,347	6,439	4,712
Audited statutory capital and surplus	32,799	39,784	34,357
NAI:
Audited statutory net income (loss)	(857)	847	1,663
Audited statutory capital and surplus	11,265	9,301	10,340
DGLIC:
Audited statutory net income	796	347	299
Audited statutory capital and surplus	5,966	5,115	4,528

* Dissolved in August 2010.
** Commenced business in June 2008.

The amount of dividends that can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. The statutory surplus for Repwest at December 31, 2010 that could be distributed as ordinary dividends was $8.1 million. Repwest paid a $3.3 million cash dividend to AMERCO in December 2010. The statutory surplus for Oxford at December 31, 2010 that could be distributed as ordinary dividends was $3.2 million. Oxford did not pay a dividend to AMERCO in 2010.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 22:  Financial Information by Geographic Area

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2011
Total revenues	$2,110,513	$130,762	$2,241,275
Depreciation and amortization, net of (gains) losses on disposal	192,328	6,432	198,760
Interest expense	87,717	664	88,381
Pretax earnings	270,695	18,619	289,314
Income tax expense	100,212	5,527	105,739
Identifiable assets	4,046,369	129,785	4,176,154

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2010
Total revenues	$1,886,990	$115,015	$2,002,005
Depreciation and amortization, net of (gains) losses on disposal	229,136	6,062	235,198
Interest expense	92,756	591	93,347
Pretax earnings	89,350	10,840	100,190
Income tax expense (benefit)	34,646	(79)	34,567
Identifiable assets	3,646,684	115,770	3,762,454

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2009
Total revenues	$1,881,635	$110,631	$1,992,266
Depreciation and amortization, net of (gains) losses on disposal	269,658	7,949	277,607
Interest expense	97,863	607	98,470
Pretax earnings	18,254	4,324	22,578
Income tax expense	8,174	994	9,168
Identifiable assets	3,733,302	91,771	3,825,073

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 22A:  Consolidating Financial Information by Industry Segment

AMERCO’s three reportable segments are:

•	Moving and Storage, comprised of AMERCO, U-Haul, and Real Estate and the subsidiaries of U-Haul and Real Estate,

•	Property and Casualty Insurance, comprised of Repwest and its subsidiaries and ARCOA,

•	Life Insurance, comprised of Oxford and its subsidiaries.

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 22A: Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of March 31, 2011 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$250,104	$72,634	$757	$-		$323,495	$14,700	$37,301	$-		$375,496
Reinsurance recoverables and trade receivables, net	-	19,210	-	-		19,210	173,256	12,905	-		205,371
Inventories, net	-	59,942	-	-		59,942	-	-	-		59,942
Prepaid expenses	15,966	41,533	125	-		57,624	-	-	-		57,624
Investments, fixed maturities and marketable equities	22,946	-	-	-		22,946	126,240	518,620	(7,997)	(d)	659,809
Investments, other	-	10,385	18,605	-		28,990	90,615	82,263	-		201,868
Deferred policy acquisition costs, net	-	-	-	-		-	-	52,870	-		52,870
Other assets	2,863	134,330	28,251	-		165,444	877	312	-		166,633
Related party assets	1,146,296	247,024	72	(1,089,457)	(c)	303,935	2,801	-	(4,768)	(c)	301,968
	1,438,175	585,058	47,810	(1,089,457)		981,586	408,489	704,271	(12,765)		2,081,581

Investment in subsidiaries	(138,714)	-	-	482,025	(b)	343,311	-	-	(343,311)	(b)	-

Property, plant and equipment, at cost:
Land	-	46,651	192,526	-		239,177	-	-	-		239,177
Buildings and improvements	-	150,585	874,084	-		1,024,669	-	-	-		1,024,669
Furniture and equipment	203	292,242	18,226	-		310,671	-	-	-		310,671
Rental trailers and other rental equipment	-	249,700	-	-		249,700	-	-	-		249,700
Rental trucks	-	1,611,763	-	-		1,611,763	-	-	-		1,611,763
	203	2,350,941	1,084,836	-		3,435,980	-	-	-		3,435,980
Less: Accumulated depreciation	(176)	(996,192)	(345,039)	-		(1,341,407)	-	-	-		(1,341,407)
Total property, plant and equipment	27	1,354,749	739,797	-		2,094,573	-	-	-		2,094,573
Total assets	$1,299,488	$1,939,807	$787,607	$(607,432)		$3,419,470	$408,489	$704,271	$(356,076)		$4,176,154

(a) Balances as of December 31, 2010
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables
(d) Eliminate intercompany preferred stock investment

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating balance sheets by industry segment as of March 31, 2011 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$854	$294,387	$3,729	$-		$298,970	$-	$5,036	$-			$304,006
Notes, loans and leases payable	-	693,801	704,041	-		1,397,842	-	-	-			1,397,842
Policy benefits and losses, claims and loss expenses payable	-	397,381	-	-		397,381	276,726	253,269	-			927,376
Liabilities from investment contracts	-	-	-	-		-	-	246,717	-			246,717
Other policyholders' funds and liabilities	-	-	-	-		-	4,820	3,907	-			8,727
Deferred income	-	27,209	-	-		27,209	-	-	-			27,209
Deferred income taxes	294,518	-	-	-		294,518	(29,519)	6,541	(283)	(d)		271,257
Related party liabilities	-	858,655	233,618	(1,089,457)	(c)	2,816	1,816	136	(4,768)	(c)		-
Total liabilities	295,372	2,271,433	941,388	(1,089,457)		2,418,736	253,843	515,606	(5,051)			3,183,134

Stockholders' equity :
Series preferred stock:
Series A preferred stock	-	-	-	-		-	-	-	-			-
Series B preferred stock	-	-	-	-		-	-	-	-			-
Series A common stock	-	-	-	-		-	-	-	-			-
Common stock	10,497	540	1	(541)	(b)	10,497	3,301	2,500	(5,801)	(b)		10,497
Additional paid-in capital	425,422	121,230	147,941	(269,171)	(b)	425,422	89,620	26,271	(123,290)	(b,d	)	418,023
Accumulated other comprehensive income (loss)	(45,942)	(57,328)	-	57,328	(b)	(45,942)	2,707	9,951	(13,183)	(b,d	)	(46,467)
Retained earnings (deficit)	1,139,792	(392,686)	(301,723)	694,409	(b)	1,139,792	59,018	149,943	(208,751)	(b,d	)	1,140,002
Cost of common shares in treasury, net	(525,653)	-	-	-		(525,653)	-	-	-			(525,653)
Unearned employee stock ownership plan shares	-	(3,382)	-	-		(3,382)	-	-	-			(3,382)
Total stockholders' equity (deficit)	1,004,116	(331,626)	(153,781)	482,025		1,000,734	154,646	188,665	(351,025)			993,020
Total liabilities and stockholders' equity	$1,299,488	$1,939,807	$787,607	$(607,432)		$3,419,470	$408,489	$704,271	$(356,076)			$4,176,154

(a) Balances as of December 31, 2010
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables
(d) Eliminate intercompany preferred stock investment

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating balance sheets by industry segment as of March 31, 2010 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$100,460	$107,241	$4	$-		$207,705	$22,126	$14,287	$-		$244,118
Reinsurance recoverables and trade receivables, net	-	17,797	-	-		17,797	168,119	12,367	-		198,283
Inventories, net	-	52,837	-	-		52,837	-	-	-		52,837
Prepaid expenses	-	53,305	74	-		53,379	-	-	-		53,379
Investments, fixed maturities and marketable equities	18,247	-	-	-		18,247	98,623	435,015	(2,567)	(d)	549,318
Investments, other	-	2,626	12,990	-		15,616	106,334	105,536	-		227,486
Deferred policy acquisition costs, net	-	-	-	-		-	-	39,194	-		39,194
Other assets	37,800	79,607	28,489	-		145,896	912	517	-		147,325
Related party assets	1,176,096	247,074	8	(1,118,983)	(c)	304,195	2,446	-	(4,515)	(c)	302,126
	1,332,603	560,487	41,565	(1,118,983)		815,672	398,560	606,916	(7,082)		1,814,066

Investment in subsidiaries	(279,582)	-	-	604,478	(b)	324,896	-	-	(324,896)	(b)	-

Property, plant and equipment, at cost:
Land	-	44,525	180,379	-		224,904	-	-	-		224,904
Buildings and improvements	-	157,073	813,864	-		970,937	-	-	-		970,937
Furniture and equipment	248	304,926	18,160	-		323,334	-	-	-		323,334
Rental trailers and other rental equipment	-	244,131	-	-		244,131	-	-	-		244,131
Rental trucks	-	1,529,817	-	-		1,529,817	-	-	-		1,529,817
	248	2,280,472	1,012,403	-		3,293,123	-	-	-		3,293,123
Less: Accumulated depreciation	(216)	(1,012,575)	(331,944)	-		(1,344,735)	-	-	-		(1,344,735)
Total property, plant and equipment	32	1,267,897	680,459	-		1,948,388	-	-	-		1,948,388
Total assets	$1,053,053	$1,828,384	$722,024	$(514,505)		$3,088,956	$398,560	$606,916	$(331,978)		$3,762,454

(a) Balances as of December 31, 2009
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables
(d) Eliminate intercompany preferred stock investment

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating balance sheets by industry segment as of March 31, 2010 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul		Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated
	(In thousands)

Liabilities:
Accounts payable and accrued expenses	$12,496		$275,150	$4,212	$-		$291,858	$-	$4,199	$-			$296,057
Notes, loans and leases payable	-		508,930	838,705	-		1,347,635	-	-	-			1,347,635
Policy benefits and losses, claims and loss expenses payable	-		385,520	-	-		385,520	272,438	158,951	-			816,909
Liabilities from investment contracts	-		-	-	-		-	-	268,810	-			268,810
Other policyholders' funds and liabilities	-		-	-	-		-	5,609	2,546	-			8,155
Deferred income	-		25,207	-	-		25,207	-	-	-			25,207
Deferred income taxes	220,659		-	-	-		220,659	(32,819)	(936)	(134)	(d)		186,770
Related party liabilities	-		1,081,278	40,438	(1,118,983)	(c)	2,733	1,655	127	(4,515)	(c)		-
Total liabilities	233,155		2,276,085	883,355	(1,118,983)		2,273,612	246,883	433,697	(4,649)			2,949,543
Stockholders' equity:
Series preferred stock:
Series A preferred stock	-		-	-	-		-	-	-	-			-
Series B preferred stock	-		-	-	-		-	-	-	-			-
Series A common stock	-		-	-	-		-	-	-	-			-
Common stock	10,497		540	1	(541)	(b)	10,497	3,301	2,500	(5,801)	(b)		10,497
Additional paid-in capital	422,384		121,230	147,941	(269,171)	(b)	422,384	89,620	26,271	(118,464)	(b,d	)	419,811
Accumulated other comprehensive loss	(55,959)		(62,138)	-	62,138	(b)	(55,959)	242	5,625	(6,115)	(b,d	)	(56,207)
Retained earnings (deficit)	968,629		(502,779)	(309,273)	812,052	(b)	968,629	58,514	138,823	(196,949)	(b,d	)	969,017
Cost of common shares in treasury, net	(525,653)		-	-	-		(525,653)	-	-	-			(525,653)
Unearned employee stock ownership plan shares	-		(4,554)	-	-		(4,554)	-	-	-			(4,554)
Total stockholders' equity (deficit)	819,898		(447,701)	(161,331)	604,478		815,344	151,677	173,219	(327,329)			812,911
Total liabilities and stockholders' equity	$1,053,053	$	,828,384	$722,024	$(514,505)		$3,088,956	$398,560	$606,916	$(331,978)			$3,762,454

(a) Balances as of December 31, 2009
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables
(d) Eliminate intercompany preferred stock investment

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating statements of operations by industry segment for period ending March 31, 2011 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$1,549,058	$-	$-		$1,549,058	$-	$-	$(2,043)	(c)		$1,547,015
Self-storage revenues	-	119,359	1,339	-		120,698	-	-	-			120,698
Self-moving & self-storage products & service sales	-	205,570	-	-		205,570	-	-	-			205,570
Property management fees	-	22,132	-	-		22,132	-	-	-			22,132
Life insurance premiums	-	-	-	-		-	-	206,992	-			206,992
Property and casualty insurance premiums	-	-	-	-		-	30,704	-	-			30,704
Net investment and interest income	5,140	20,562	-	-		25,702	7,959	20,738	(1,738)	(b,e	)	52,661
Other revenue	20	60,230	77,947	(83,531)	(b)	54,666	-	2,181	(1,344)	(b)		55,503
Total revenues	5,160	1,976,911	79,286	(83,531)		1,977,826	38,663	229,911	(5,125)			2,241,275

Costs and expenses:
Operating expenses	7,489	1,050,921	9,473	(83,531)	(b)	984,352	15,824	29,754	(3,353)	(b,c	)	1,026,577
Commission expenses	-	190,981	-	-		190,981	-	-	-			190,981
Cost of sales	-	106,024	-	-		106,024	-	-	-			106,024
Benefits and losses	-	-	-	-		-	17,201	173,228	-			190,429
Amortization of deferred policy acquisition costs	-	-	-	-		-	-	9,494	-			9,494
Lease expense	90	151,918	22	-		152,030	-	-	(1,221)	(b)		150,809
Depreciation, net of (gains) losses on disposals	9	177,116	12,141	-		189,266	-	-	-			189,266
Total costs and expenses	7,588	1,676,960	21,636	(83,531)		1,622,653	33,025	212,476	(4,574)			1,863,580

Equity in earnings of subsidiaries	132,570	-	-	(117,643)	(d)	14,927	-	-	(14,927)	(d)		-

Earnings from operations	130,142	299,951	57,650	(117,643)		370,100	5,638	17,435	(15,478)			377,695
Interest income (expense)	85,584	(129,516)	(44,449)	-		(88,381)	-	-	-			(88,381)
Pretax earnings	215,726	170,435	13,201	(117,643)		281,719	5,638	17,435	(15,478)			289,314
Income tax expense	(31,600)	(60,342)	(5,651)	-		(97,593)	(1,831)	(6,315)	-			(105,739)
Net earnings	184,126	110,093	7,550	(117,643)		184,126	3,807	11,120	(15,478)			183,575
Loss of carrying amount of preferred stock over consideration paid	-	-	-	-		-	-	-	(178)			(178)
Less: Preferred stock dividends	(12,963)	-	-	-		(12,963)	-	-	551	(e)		(12,412)
Earnings available to common shareholders	$171,163	$110,093	$7,550	$(117,643)		$171,163	$3,807	$11,120	$(15,105)			$170,985
(a) Balances for the year ended December 31, 2010
(b) Eliminate intercompany lease income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries
(e) Eliminate preferred stock dividends paid to affiliates

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating statements of operations by industry segment for period ending March 31, 2010 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$1,421,331	$-	$-		$1,421,331	$-	$-	$(1,605)	(c)		$1,419,726
Self-storage revenues	-	109,047	1,322	-		110,369	-	-	-			110,369
Self-moving & self-storage products & service sales	-	198,785	-	-		198,785	-	-	-			198,785
Property management fees	-	21,632	-	-		21,632	-	-	-			21,632
Life insurance premiums	-	-	-	-		-	-	134,345	-			134,345
Property and casualty insurance premiums	-	-	-	-		-	27,625	-	-			27,625
Net investment and interest income	4,390	21,665	-	-		26,055	6,765	18,463	(1,294)	(b,e	)	49,989
Other revenue	-	43,836	74,481	(80,167)	(b)	38,150	-	2,917	(1,533)	(b)		39,534
Total revenues	4,390	1,816,296	75,803	(80,167)		1,816,322	34,390	155,725	(4,432)			2,002,005

Costs and expenses:
Operating expenses	8,120	1,050,844	8,064	(80,167)	(b)	986,861	13,552	24,752	(3,104)	(b,c	)	1,022,061
Commission expenses	-	169,104	-	-		169,104	-	-	-			169,104
Cost of sales	-	104,049	-	-		104,049	-	-	-			104,049
Benefits and losses	-	-	-	-		-	14,559	106,546	-			121,105
Amortization of deferred policy acquisition costs	-	-	-	-		-	-	7,569	-			7,569
Lease expense	85	158,079	8	-		158,172	-	-	(1,221)	(b)		156,951
Depreciation, net of (gains) losses on disposals	17	214,625	12,987	-		227,629	-	-	-			227,629
Total costs and expenses	8,222	1,696,701	21,059	(80,167)		1,645,815	28,111	138,867	(4,325)			1,808,468

Equity in earnings of subsidiaries	7,208	-	-	7,614	(d)	14,822	-	-	(14,822)	(d)		-

Earnings from operations	3,376	119,595	54,744	7,614		185,329	6,279	16,858	(14,929)			193,537
Interest income (expense)	96,274	(155,519)	(34,102)	-		(93,347)	-	-	-			(93,347)
Pretax earnings (loss)	99,650	(35,924)	20,642	7,614		91,982	6,279	16,858	(14,929)			100,190
Income tax benefit (expense)	(33,920)	16,368	(8,700)	-		(26,252)	(1,796)	(6,519)	-			(34,567)
Net earnings (loss)	65,730	(19,556)	11,942	7,614		65,730	4,483	10,339	(14,929)			65,623
Excess of carrying amount of preferred stock over consideration paid	-	-	-	-		-	-	-	388			388
Less: Preferred stock dividends	(12,963)	-	-	-		(12,963)	-	-	107	(e)		(12,856)
Earnings (loss) available to common shareholders	$52,767	$(19,556)	$11,942	$7,614		$52,767	$4,483	$10,339	$(14,434)			$53,155
(a) Balances for the year ended December 31, 2009
(b) Eliminate intercompany lease income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries
(e) Elimination of preferred stock dividend paid to affiliate

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating statements of operations by industry segment for period ending March 31, 2009 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$1,423,330	$-	$-		$1,423,330	$-	$-	$(308)	(c)		$1,423,022
Self-storage revenues	-	108,859	1,689	-		110,548	-	-	-			110,548
Self-moving & self-storage products & service sales	-	199,394	-	-		199,394	-	-	-			199,394
Property management fees	-	23,192	-	-		23,192	-	-	-			23,192
Life insurance premiums	-	-	-	-		-	-	109,572	-			109,572
Property and casualty insurance premiums	-	-	-	-		-	28,337	-	-			28,337
Net investment and interest income	4,389	25,441	35	-		29,865	9,082	20,402	(1,328)	(b,d)		58,021
Other revenue	-	42,379	70,949	(76,608)	(b)	36,720	-	5,082	(1,622)	(b)		40,180
Total revenues	4,389	1,822,595	72,673	(76,608)		1,823,049	37,419	135,056	(3,258)			1,992,266

Costs and expenses:
Operating expenses	8,873	1,080,255	10,166	(76,608)	(b)	1,022,686	15,863	21,348	(2,017)	(b,c,d	)	1,057,880
Commission expenses	-	171,303	-	-		171,303	-	-	-			171,303
Cost of sales	-	114,387	-	-		114,387	-	-	-			114,387
Benefits and losses	-	-	-	-		-	14,029	83,588	-			97,617
Amortization of deferred policy acquisition costs	-	-	-	-		-	22	12,372	-			12,394
Lease expense	91	153,534	7	-		153,632	-	-	(1,208)	(b)		152,424
Depreciation, net of (gains) losses on disposals	18	254,960	10,235	-		265,213	-	-	-			265,213
Total costs and expenses	8,982	1,774,439	20,408	(76,608)		1,727,221	29,914	117,308	(3,225)			1,871,218

Equity in earnings of subsidiaries	(41,557)	-	-	57,809	(e)	16,252	-	-	(16,252)	(e)		-

Earnings (loss) from operations	(46,150)	48,156	52,265	57,809		112,080	7,505	17,748	(16,285)			121,048
Interest income (expense)	92,854	(151,163)	(40,194)	-		(98,503)	-	-	33	(d)		(98,470)
Pretax earnings (loss)	46,704	(103,007)	12,071	57,809		13,577	7,505	17,748	(16,252)			22,578
Income tax benefit (expense)	(33,294)	38,827	(5,700)	-		(167)	(2,494)	(6,507)	-			(9,168)
Net earnings (loss)	13,410	(64,180)	6,371	57,809		13,410	5,011	11,241	(16,252)			13,410
Less: Preferred stock dividends	(12,963)	-	-	-		(12,963)	-	-	-			(12,963)
Earnings (loss) available to common shareholders	$447	$(64,180)	$6,371	$57,809		$447	$5,011	$11,241	$(16,252)			$447
(a) Balances for the year ended December 31, 2008
(b) Eliminate intercompany lease income
(c) Eliminate intercompany premiums
(d) Eliminate intercompany interest on debt
(e) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating cash flow statements by industry segment for the year ended March 31, 2011, are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings	$184,126	$110,093	$7,550	$(117,643)	$184,126	$3,807	$11,120	$(15,478)	$183,575
Earnings from consolidated subsidiaries	(132,570)	-	-	117,643	(14,927)	-	-	14,927	-
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	9	198,991	13,324	-	212,324	-	-	-	212,324
Amortization of deferred policy acquisition costs	-	-	-	-	-	-	9,494	-	9,494
Change in allowance for losses on trade receivables	-	30	-	-	30	-	(2)	-	28
Change in allowance for losses on mortgage notes	-	-	-	-	-	-	-	-	-
Change in allowance for inventory reserve	-	(674)	-	-	(674)	-	-	-	(674)
Net gain on sale of real and personal property	-	(21,875)	(1,183)	-	(23,058)	-	-	-	(23,058)
Net (gain) loss on sale of investments	(65)	(11)	-	-	(76)	285	(1,344)	-	(1,135)
Deferred income taxes	73,790	-	-	-	73,790	1,960	5,148	-	80,898
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(1,443)	-	-	(1,443)	(5,137)	(533)	-	(7,113)
Inventories	-	(6,431)	-	-	(6,431)	-	-	-	(6,431)
Prepaid expenses	(15,966)	11,773	(51)	-	(4,244)	-	-	-	(4,244)
Capitalization of deferred policy acquisition costs	-	-	-	-	-	-	(25,239)	-	(25,239)
Other assets	34,937	(5,888)	238	-	29,287	30	205	-	29,522
Related party assets	273	55	(64)	-	264	(351)	-	-	(87)
Accounts payable and accrued expenses	(8,603)	18,923	(486)	-	9,834	-	2,713	-	12,547
Policy benefits and losses, claims and loss expenses payable	-	10,994	-	-	10,994	4,288	94,317	-	109,599
Other policyholders' funds and liabilities	-	-	-	-	-	(789)	1,361	-	572
Deferred income	-	1,967	-	-	1,967	-	-	-	1,967
Related party liabilities	-	83	-	-	83	157	9	-	249
Net cash provided (used) by operating activities	135,931	316,587	19,328	-	471,846	4,250	97,249	(551)	572,794

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(5)	(407,526)	(72,887)	-	(480,418)	-	-	-	(480,418)
Short term investments	-	-	-	-	-	(76,381)	(184,385)	-	(260,766)
Fixed maturities investments	-	-	-	-	-	(34,580)	(181,351)	-	(215,931)
Equity securities	(8,253)	-	-	-	(8,253)	(3,297)	-	-	(11,550)
Preferred stock	-	-	-	-	-	(11,644)	(2,708)	-	(14,352)
Real estate	-	-	-	-	-	(76)	(117)	-	(193)
Mortgage loans	-	(13,117)	(8,692)	-	(21,809)	(13,244)	(7,395)	3,890	(38,558)
Other investments	-	-	-	-	-	-	(2,000)	-	(2,000)
Proceeds from sales of:
Property, plant and equipment	-	179,043	1,368	-	180,411	-	-	-	180,411
Short term investments	-	-	-	-	-	99,112	211,083	-	310,195
Fixed maturities investments	-	-	-	-	-	23,275	108,706	-	131,981
Equity securities	1,065	-	-	-	1,065	133	-	-	1,198
Preferred stock	-	-	-	-	-	1,914	-	-	1,914
Real estate	-	-	125	-	125	309	1,491	-	1,925
Mortgage loans	-	5,412	2,995	-	8,407	6,106	4,533	(3,890)	15,156
Net cash provided (used) by investing activities	(7,193)	(236,188)	(77,091)	-	(320,472)	(8,373)	(52,143)	-	(380,988)
	(page 1 of 2)
(a) Balance for the period ended December 31, 2010

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2011, are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	-	257,728	64,134	-	321,862	-	-	-		321,862
Principal repayments on credit facilities	-	(90,084)	(198,798)	-	(288,882)	-	-	-		(288,882)
Debt issuance costs	-	(1,987)	-	-	(1,987)	-	-	-		(1,987)
Capital lease payments	-	(11,522)	-	-	(11,522)	-	-	-		(11,522)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	1,172	-	-	1,172	-	-	-		1,172
Securitization deposits	-	(46,838)	-	-	(46,838)	-	-	-		(46,838)
Proceeds from (repayment of) intercompany loans	30,566	(223,746)	193,180	-	-	-	-	-		-
Preferred stock dividends paid	(12,963)	-	-	-	(12,963)	-	-	551	(b)	(12,412)
Dividend from (to) related party	3,303	-	-	-	3,303	(3,303)	-	-		-
Investment contract deposits	-	-	-	-	-	-	11,138	-		11,138
Investment contract withdrawals	-	-	-	-	-	-	(33,230)	-		(33,230)
Net cash provided (used) by financing activities	20,906	(115,277)	58,516	-	(35,855)	(3,303)	(22,092)	551		(60,699)

Effects of exchange rate on cash	-	271	-	-	271	-	-	-		271

Increase (decrease) in cash and cash equivalents	149,644	(34,607)	753	-	115,790	(7,426)	23,014	-		131,378
Cash and cash equivalents at beginning of period	100,460	107,241	4	-	207,705	22,126	14,287	-		244,118
Cash and cash equivalents at end of period	$250,104	$72,634	$757	$-	$323,495	$14,700	$37,301	$-		$375,496
	(page 2 of 2)
(a) Balance for the period ended December 31, 2010
(b) Eliminate preferred stock dividends paid to affiliates

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating cash flow statements by industry segment for the year ended March 31, 2010, are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$65,730	$(19,556)	$11,942	$7,614	$65,730	$4,483	$10,339	$(14,929)	$65,623
Earnings from consolidated subsidiaries	(7,208)	-	-	(7,614)	(14,822)	-	-	14,822	-
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	17	216,685	12,887	-	229,589	-	-	-	229,589
Amortization of deferred policy acquisition costs	-	-	-	-	-	-	7,569	-	7,569
Change in allowance for losses on trade receivables	-	(158)	-	-	(158)	-	(5)	-	(163)
Change in allowance for losses on mortgage notes	-	(6)	-	-	(6)	-	-	-	(6)
Change in allowance for inventory reserve	-	1,153	-	-	1,153	-	-	-	1,153
Net (gain) loss on sale of real and personal property	-	(2,060)	100	-	(1,960)	-	-	-	(1,960)
Net loss on sale of investments	-	-	-	-	-	710	(378)	-	332
Deferred income taxes	7,828	-	-	-	7,828	1,876	5,793	-	15,497
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	625	31	-	656	16,793	(1,734)	-	15,715
Inventories	-	16,759	-	-	16,759	-	-	-	16,759
Prepaid expenses	1,129	(304)	(3)	-	822	-	-	-	822
Capitalization of deferred policy acquisition costs	-	-	-	-	-	-	(13,934)	-	(13,934)
Other assets	5,187	28,076	1,573	-	34,836	(65)	(145)	-	34,626
Related party assets	665	899	34	-	1,598	771	-	-	2,369
Accounts payable and accrued expenses	11,604	(7,188)	(3,305)	-	1,111	-	(4,207)	-	(3,096)
Policy benefits and losses, claims and loss expenses payable	-	24,228	-	-	24,228	(16,011)	26,372	-	34,589
Other policyholders' funds and liabilities	-	-	-	-	-	(4,167)	362	-	(3,805)
Deferred income	-	396	-	-	396	-	-	-	396
Related party liabilities	-	(62)	-	-	(62)	(742)	77	-	(727)
Net cash provided (used) by operating activities	84,952	259,487	23,259	-	367,698	3,648	30,109	(107)	401,348

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(3)	(233,136)	(26,352)	-	(259,491)	-	-	-	(259,491)
Short term investments	-	-	-	-	-	(130,977)	(191,689)	-	(322,666)
Fixed maturities investments	-	-	-	-	-	(37,071)	(112,675)	-	(149,746)
Equity securities	(17,745)	-	-	-	(17,745)	(70)	-	-	(17,815)
Preferred stock	-	-	-	-	-	(2,185)	-	-	(2,185)
Real estate	-	(1,752)	-	-	(1,752)	-	(558)	-	(2,310)
Mortgage loans	-	-	-	-	-	(1,364)	(137)	-	(1,501)
Proceeds from sales of:
Property, plant and equipment	-	141,788	1,081	-	142,869	-	-	-	142,869
Short term investments	-	-	-	-	-	139,593	179,665	-	319,258
Fixed maturities investments	-	-	-	-	-	31,719	131,935	-	163,654
Preferred stock	-	-	-	-	-	4,061	1,016	-	5,077
Real estate	-	-	707	-	707	64	-	-	771
Mortgage loans	-	-	-	-	-	75	6,032	-	6,107
Net cash provided (used) by investing activities	(17,748)	(93,100)	(24,564)	-	(135,412)	3,845	13,589	-	(117,978)
	(page 1 of 2)
(a) Balance for the period ended December 31, 2009

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2010, are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	-	42,794	29,359	-	72,153	-	-	-		72,153
Principal repayments on credit facilities	-	(187,410)	(114,556)	-	(301,966)	-	-	-		(301,966)
Debt issuance costs	-	(2,129)	(216)	-	(2,345)	-	-	-		(2,345)
Capital lease payments	-	(4,057)	-	-	(4,057)	-	-	-		(4,057)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	1,111	-	-	1,111	-	-	-		1,111
Proceeds from (repayment of) intercompany loans	38,417	(125,139)	86,722	-	-	-	-	-		-
Preferred stock dividends paid	(12,963)	-	-	-	(12,963)	-	-	107	(b)	(12,856)
Dividend from (to) related party	7,764				7,764	(4,564)	(3,200)			-
Investment contract deposits	-	-	-	-	-	-	12,712	-		12,712
Investment contract withdrawals	-	-	-	-	-	-	(47,235)	-		(47,235)
Net cash provided (used) by financing activities	33,218	(274,830)	1,309	-	(240,303)	(4,564)	(37,723)	107		(282,483)

Effects of exchange rate on cash	-	2,644	-	-	2,644	-	-	-		2,644

Increase (decrease) in cash and cash equivalents	100,422	(105,799)	4	-	(5,373)	2,929	5,975	-		3,531
Cash and cash equivalents at beginning of period	38	213,040	-	-	213,078	19,197	8,312	-		240,587
Cash and cash equivalents at end of period	$100,460	$107,241	$4	$-	$207,705	$22,126	$14,287	$-		$244,118
	(page 2 of 2)
(a) Balance for the period ended December 31, 2009
(b) Eliminate preferred stock dividends paid to affiliate

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating cash flow statements by industry segment for the year ended March 31, 2009 are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$13,410	$(64,180)	$6,371	$57,809	$13,410	$5,011	$11,241	$(16,252)	$13,410
Earnings from consolidated subsidiaries	41,557	-	-	(57,809)	(16,252)	-	-	16,252	-
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	18	235,916	12,635	-	248,569	-	-	-	248,569
Amortization of deferred policy acquisition costs	-	-	-	-	-	22	12,372	-	12,394
Change in allowance for losses on trade receivables	-	(118)	-	-	(118)	-	101	-	(17)
Change in allowance for losses on mortgage notes	-	(309)	-	-	(309)	-	-	-	(309)
Change in allowance for inventory reserves	-	792	-	-	792	-	-	-	792
Net (gain) loss on sale of real and personal property	-	19,044	(2,400)	-	16,644	-	-	-	16,644
Net (gain) loss on sale of investments	-	-	-	-	-	110	(46)	-	64
Deferred income taxes	4,353	-	-	-	4,353	1,992	1,596	-	7,941
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	2,383	4	-	2,387	(12,958)	(498)	-	(11,069)
Inventories	-	(6,192)	-	-	(6,192)	-	-	-	(6,192)
Prepaid expenses	3,681	(1,417)	164	-	2,428	-	-	-	2,428
Capitalization of deferred policy acquisition costs	-	-	-	-	-	8	(10,914)	-	(10,906)
Other assets	(302)	(6,607)	1,630	-	(5,279)	312	170	-	(4,797)
Related party assets	3,857	(3,071)	(23)	-	763	3,814	-	-	4,577
Accounts payable and accrued expenses	2,521	(4,256)	416	-	(1,319)	-	(502)	-	(1,821)
Policy benefits and losses, claims and loss expenses payable	-	417	-	-	417	(2,869)	(5,168)	-	(7,620)
Other policyholders' funds and liabilities	-	-	-	-	-	2,922	(1,429)	-	1,493
Deferred income	-	13,037	-	-	13,037	-	-	-	13,037
Related party liabilities	-	(1,390)	-	-	(1,390)	385	(3,187)	-	(4,192)
Net cash provided (used) by operating activities	69,095	184,049	18,797	-	271,941	(1,251)	3,736	-	274,426

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(1)	(342,180)	(54,509)	-	(396,690)	-	-	-	(396,690)
Short term investments	-	-	-	-	-	(116,778)	(204,144)	-	(320,922)
Fixed maturities investments	-	-	-	-	-	(15,321)	(128,344)	-	(143,665)
Equity securities	-	-	-	-	-	-	(1)	-	(1)
Preferred stock	-	-	-	-	-	-	(2,000)	-	(2,000)
Real estate	-	(36)	(182)	-	(218)	(396)	-	-	(614)
Mortgage loans	-	-	-	-	-	(12,187)	(12,512)	-	(24,699)
Proceeds from sales of:
Property, plant and equipment	-	124,892	3,296	-	128,188	-	-	-	128,188
Short term investments	-	-	-	-	-	96,420	202,562	-	298,982
Fixed maturities investments	-	-	-	-	-	63,871	170,446	-	234,317
Equity securities	-	-	-	-	-	-	28	-	28
Preferred stock	-	-	-	-	-	-	-	-	-
Real estate	-	-	-	-	-	-	-	-	-
Mortgage loans	-	-	-	-	-	1	5,883	-	5,884
Net cash provided (used) by investing activities	(1)	(217,324)	(51,395)	-	(268,720)	15,610	31,918	-	(221,192)
	(page 1 of 2)
(a) Balance for the period ended December 31, 2008

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2009 are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	-	98,099	82,232	-	180,331	-	-	-	180,331
Principal repayments on credit facilities	-	(115,923)	(32,475)	-	(148,398)	-	-	-	(148,398)
Debt issuance costs	-	(360)	(54)	-	(414)	-	-	-	(414)
Capital lease payments	-	(776)	-	-	(776)	-	-	-	(776)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	1,230	-	-	1,230	-	-	-	1,230
Treasury stock repurchase	(976)	-	-	-	(976)	-	-	-	(976)
Proceeds from (repayment of) intercompany loans	(57,157)	74,262	(17,105)	-	-	-	-	-	-
Preferred stock dividends paid	(12,963)	-	-	-	(12,963)	-	-	-	(12,963)
Net dividend from (to) related party	2,010	-	-	-	2,010	(2,010)	-	-	-
Investment contract deposits	-	-	-	-	-	-	17,739	-	17,739
Investment contract withdrawals	-	-	-	-	-	-	(53,605)	-	(53,605)
Net cash provided (used) by financing activities	(69,086)	56,532	32,598	-	20,044	(2,010)	(35,866)	-	(17,832)

Effects of exchange rate on cash	-	(1,437)	-	-	(1,437)	-	-	-	(1,437)

Increase (decrease) in cash and cash equivalents	8	21,820	-	-	21,828	12,349	(212)	-	33,965
Cash and cash equivalents at beginning of period	30	191,220	-	-	191,250	6,848	8,524	-	206,622
Cash and cash equivalents at end of period	$38	$213,040	$-	$-	$213,078	$19,197	$8,312	$-	$240,587
	(page 2 of 2)
(a) Balance for the period ended December 31, 2008

 AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 23:  Subsequent Events

Preferred Stock

On April 15, 2011 the Company provided notice of the call for redemption of all 6,100,000 shares of its issued and outstanding Series A Preferred Stock at a redemption price of $25 per share plus accrued dividends through the date of redemption which was June 1, 2011. The total amount paid pursuant to the redemption was $155.7 million consisting of $152.5 million for the call price of $25 per share plus $3.2 million in accrued dividends.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF AMERCO

BALANCE SHEETS

	March 31,
	2011	2010
	(In thousands)
ASSETS
Cash and cash equivalents	$250,104	$100,460
Investment in subsidiaries	(138,714)	(279,582)
Related party assets	1,146,296	1,176,096
Other assets	41,802	56,079
Total assets	$1,299,488	$1,053,053

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Other liabilities	$295,372	$233,155
	295,372	233,155
Stockholders' equity:
Preferred stock	-	-
Common stock	10,497	10,497
Additional paid-in capital	425,422	422,384
Accumulated other comprehensive loss	(45,942)	(55,959)
Retained earnings:
Beginning of period	968,629	915,862
Net earnings	184,126	65,730
Dividends	(12,963)	(12,963)
	1,529,769	1,345,551

Cost of common shares in treasury	(525,653)	(525,653)
Total stockholders' equity	1,004,116	819,898
Total liabilities and stockholders' equity	$1,299,488	$1,053,053

 The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2011	2010	2009
	(In thousands, except share and per share data)
Revenues:
Net interest income from subsidiaries	$5,160	$4,390	$4,389
Expenses:
Operating expenses	7,489	8,120	8,873
Other expenses	99	102	109
Total expenses	7,588	8,222	8,982
Equity in earnings of subsidiaries	132,570	7,208	(41,557)
Interest income	85,584	96,274	92,854
Pretax earnings	215,726	99,650	46,704
Income tax expense	(31,600)	(33,920)	(33,294)
Net earnings	184,126	65,730	13,410
Less: Preferred stock dividends	(12,963)	(12,963)	(12,963)
Earnings available to common shareholders	$171,163	$52,767	$447
Basic and diluted earnings per common share	$8.81	$2.72	$0.02
Weighted average common shares outstanding: Basic and diluted	19,432,781	19,386,791	19,350,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF CASH FLOW

	Years Ended March 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net earnings	$184,126	$65,730	$13,410
Change in investments in subsidiaries	(132,570)	(7,208)	41,557
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	9	17	18
Net gain on sale of investments	(65)	-	-
Deferred income taxes	73,790	7,828	4,353
Net change in other operating assets and liabilities:
Prepaid expenses	(15,966)	1,129	3,681
Other assets	34,937	5,187	(302)
Related party assets	273	665	3,857
Accounts payable and accrued expenses	(8,603)	11,604	2,521
Related party liabilities	-	-	-
Net cash provided by operating activities	135,931	84,952	69,095

Cash flows from investing activities:
Purchases of property, plant and equipment	(5)	(3)	(1)
Purchases of equity securities	(8,253)	(17,745)	-
Proceeds of equity securities	1,065	-	-
Net cash used by investing activities	(7,193)	(17,748)	(1)

Cash flows from financing activities:
Treasury stock repurchases	-	-	(976)
Proceeds from (repayments) of intercompany loans	30,566	38,417	(57,157)
Preferred stock dividends paid	(12,963)	(12,963)	(12,963)
Dividend from related party	3,303	7,764	2,010
Net cash provided (used) by financing activities	20,906	33,218	(69,086)

Increase in cash and cash equivalents	149,644	100,422	8
Cash and cash equivalents at beginning of period	100,460	38	30
Cash and cash equivalents at end of period	$250,104	$100,460	$38

Income taxes paid net of income taxes refunds received amounted to $14.3 million, $1.6 million and $2.0 million for fiscal 2011, 2010 and 2009, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

NOTES TO CONDENSED FINANCIAL INFORMATION

MARCH 31, 2011, 2010, AND 2009

1.  Summary of Significant Accounting Policies

AMERCO, a Nevada corporation, was incorporated in April, 1969, and is the holding Company for U-Haul International, Inc., Amerco Real Estate Company, Repwest Insurance Company and Oxford Life Insurance Company. The financial statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Form 10-K.

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

The financial statements include only the accounts of AMERCO, which include certain of the corporate operations of AMERCO. The interest in AMERCO’s majority owned subsidiaries is accounted for on the equity method. The intercompany interest income and expenses are eliminated in the Consolidated Financial Statements.

2.  Guarantees

AMERCO has guaranteed performance of certain long-term leases and other obligations. See Note 18, Contingent Liabilities and Commitments and Note 20, Related Party Transactions of the Notes to Consolidated Financial Statements.

SCHEDULE II

AMERCO AND CONSOLIDATED SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended March 31, 2011, 2010 and 2009

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at Year End

Year ended March 31, 2011	(In thousands)
Allowance for doubtful accounts
(deducted from trade receivable)	$1,308	$2,611	$-	$(2,583)	$1,336
Allowance for doubtful accounts
(deducted from notes and mortgage receivable)	$-	$-	$-	$-	$-
Allowance for obsolescence
(deducted from inventory)	$2,600	$-	$-	$(2,005)	$595
Allowance for probable losses
(deducted from mortgage loans)	$370	$-	$-	$-	$370

Year ended March 31, 2010
Allowance for doubtful accounts
(deducted from trade receivable)	$1,471	$2,141	$-	$(2,304)	$1,308
Allowance for doubtful accounts
(deducted from notes and mortgage receivable)	$6	$-	$-	$(6)	$-
Allowance for obsolescence
(deducted from inventory)	$941	$1,659	$-	$-	$2,600
Allowance for probable losses
(deducted from mortgage loans)	$621	$-	$-	$(251)	$370

Year ended March 31, 2009
Allowance for doubtful accounts
(deducted from trade receivable)	$1,488	$3,101	$-	$(3,118)	$1,471
Allowance for doubtful accounts
(deducted from notes and mortgage receivable)	$315	$-	$-	$(309)	$6
Allowance for obsolescence
(deducted from inventory)	$1,542	$-	$-	$(601)	$941
Allowance for probable losses
(deducted from mortgage loans)	$675	$-	$-	$(54)	$621

SCHEDULE V

AMERCO AND CONSOLIDATED SUBSIDIARIES

SUPPLEMENTAL INFORMATION (FOR PROPERTY-CASUALTY INSURANCE OPERATIONS)

Years Ended December 31, 2010, 2009 AND 2008

Fiscal Year	Affiliation with Registrant	Deferred Policy Acquisition Cost	Reserves for Unpaid Claims and Adjustment Expenses	Discount if any, Deducted	Unearned Premiums	Net Earned Premiums (1)	Net Investment Income (2)	Claim and Claim Adjustment Expenses Incurred Related to Current Year	Claim and Claim Adjustment Expenses Incurred Related to Prior Year	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expense	Net Premiums Written (1)
(In thousands)
2011	Consolidated property casualty entity	$-	$276,355	N/A	$4	$30,704	$8,234	$9,453	$7,832	$-	$17,211	$30,706
2010	Consolidated property casualty entity	-	271,677	N/A	2	27,625	7,411	8,043	6,516	-	19,996	27,608
2009	Consolidated property casualty entity	-	287,501	N/A	19	28,337	9,192	8,497	9,384	22	27,707	28,157

(1)	The earned and written premiums are reported net of intersegment transactions. There were no earned premiums eliminated for the years ended December 31, 2010, 2009 and 2008, respectively.

(2)	Net Investment Income excludes net realized losses on investments of $0.3 million, $0.6 million and $0.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERCO

By:	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
Dated: June 8, 2011

AMERCO

By:	/s/ Jason A. Berg
Jason A. Berg
Principal Financial Officer and Chief Accounting Officer
Dated: June 8, 2011

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

Signature	Title	Date
/s/ Edward J. Shoen	President and Chairman of the Board (Principal Executive Officer)	June 8, 2011
Edward J. Shoen
/s/ Jason A. Berg	Chief Accounting Officer (Principal Financial Officer)	June 8, 2011
Jason A. Berg
/s/ Charles J. Bayer	Director	June 8, 2011
Charles J. Bayer
/s/ John P. Brogan	Director	June 8, 2011
John P. Brogan
/s/ John M. Dodds	Director	June 8, 2011
John M. Dodds
/s/ Michael L. Gallagher	Director	June 8, 2011
Michael L. Gallagher
/s/ M. Frank Lyons	Director	June 8, 2011
M. Frank Lyons
/s/ Daniel R. Mullen	Director	June 8, 2011
Daniel R. Mullen
/s/ James P. Shoen	Director	June 8, 2011
James P. Shoen