Form 10-Q
period 2011-06-30
AMERCO /NV/
filed 2011-08-03
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

or

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

Larger accelerated filer☐           Accelerated filer ☑           Non-accelerated filer ☐       Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at August 1, 2011.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2011	2011
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$243,753	$375,496
Reinsurance recoverables and trade receivables, net	242,491	205,371
Inventories, net	58,960	59,942
Prepaid expenses	56,474	57,624
Investments, fixed maturities and marketable equities	664,550	659,809
Investments, other	206,552	201,868
Deferred policy acquisition costs, net	54,420	52,870
Other assets	128,656	166,633
Related party assets	304,915	301,968
	1,960,771	2,081,581
Property, plant and equipment, at cost:
Land	239,293	239,177
Buildings and improvements	1,043,719	1,024,669
Furniture and equipment	308,944	310,671
Rental trailers and other rental equipment	252,905	249,700
Rental trucks	1,723,159	1,611,763
	3,568,020	3,435,980
Less: Accumulated depreciation	(1,354,335)	(1,341,407)
Total property, plant and equipment	2,213,685	2,094,573
Total assets	$4,174,456	$4,176,154
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$324,021	$304,006
Notes, loans and leases payable	1,412,500	1,397,842
Policy benefits and losses, claims and loss expenses payable	932,117	927,376
Liabilities from investment contracts	241,202	246,717
Other policyholders' funds and liabilities	7,632	8,727
Deferred income	35,547	27,209
Deferred income taxes	301,697	271,257
Total liabilities	3,254,716	3,183,134

Commitments and contingencies (notes 4, 8, 9 and 10)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 and 5,791,700 shares issued and none and 5,791,700 outstanding as of June 30 and March 31, 2011	-	-
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of June 30 and March 31, 2011	-	-
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of June 30 and March 31, 2011	-	-
Common stock of $0.25 par value, 150,000,000 shares authorized; 41,985,700
issued as of June 30 and March 31, 2011	10,497	10,497
Additional paid-in capital	432,000	425,212
Accumulated other comprehensive loss	(51,245)	(46,467)
Retained earnings	1,209,240	1,140,002
Cost of common shares in treasury, net (22,377,912 shares as of June 30 and March 31, 2011)	(525,653)	(525,653)
Cost of preferred shares in treasury, net (6,100,000 as of June 30, 2011 and 308,300 as of March 31, 2011)	(151,997)	(7,189)
Unearned employee stock ownership plan shares	(3,102)	(3,382)
Total stockholders' equity	919,740	993,020
Total liabilities and stockholders' equity	$4,174,456	$4,176,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended June 30,
	2011	2010
	(Unaudited)
	(In thousands, except share and per share data)
Revenues:
Self-moving equipment rentals	$446,548	$419,463
Self-storage revenues	31,828	28,227
Self-moving and self-storage products and service sales	64,378	63,290
Property management fees	4,735	4,536
Life insurance premiums	50,999	37,803
Property and casualty insurance premiums	6,898	6,179
Net investment and interest income	17,263	13,355
Other revenue	20,316	13,094
Total revenues	642,965	585,947

Costs and expenses:
Operating expenses	271,975	253,134
Commission expenses	56,952	52,169
Cost of sales	32,778	31,665
Benefits and losses	49,930	35,422
Amortization of deferred policy acquisition costs	4,375	2,193
Lease expense	34,234	38,666
Depreciation, net of (gains) on disposals of (($9,710) and ($8,388),respectively)	44,358	44,589
Total costs and expenses	494,602	457,838

Earnings from operations	148,363	128,109
Interest expense	(22,633)	(21,464)
Pretax earnings	125,730	106,645
Income tax expense	(47,507)	(40,143)
Net earnings	78,223	66,502
Less: Excess of redemption value over carrying value of preferred shares redeemed	(5,908)	(31)
Less: Preferred stock dividends	(3,077)	(3,156)
Earnings available to common shareholders	$69,238	$63,315
Basic and diluted earnings per common share	$3.56	$3.26
Weighted average common shares outstanding: Basic and diluted	19,460,126	19,414,815

Related party revenues for the first quarter of fiscal 2012 and 2011, net of eliminations, were $10.9 million and $10.7 million, respectively.

Related party costs and expenses for the first quarter of fiscal 2012 and 2011, net of eliminations, were $11.3 million and $10.7 million, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter Ended June 30, 2011	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$125,730	$(47,507)	$78,223
Other comprehensive income (loss):
Foreign currency translation	992	-	992
Unrealized loss on investments	(5,378)	2,001	(3,377)
Change in fair value of cash flow hedges	(3,860)	1,467	(2,393)
Total comprehensive income	$117,484	$(44,039)	$73,445

Quarter Ended June 30, 2010	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$106,645	$(40,143)	$66,502
Other comprehensive income (loss):
Foreign currency translation	(3,876)	-	(3,876)
Unrealized gain on investments	1,188	(322)	866
Change in fair value of cash flow hedges	(12,083)	4,592	(7,491)
Total comprehensive income	$91,874	$(35,873)	$56,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended June 30,
	2011	2010
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Net earnings	$78,223	$66,502
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	54,068	52,977
Amortization of deferred policy acquisition costs	4,375	2,193
Change in allowance for losses on trade receivables	135	(28)
Change in allowance for inventory reserves	1,377	494
Net gain on sale of real and personal property	(9,710)	(8,388)
Net gain on sale of investments	(3,516)	(1,015)
Deferred income taxes	32,446	25,230
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(37,253)	(15,345)
Inventories	(393)	(3,283)
Prepaid expenses	1,150	(2,331)
Capitalization of deferred policy acquisition costs	(4,518)	(3,663)
Other assets	8,625	(809)
Related party assets	(3,198)	4,691
Accounts payable and accrued expenses	17,534	38,968
Policy benefits and losses, claims and loss expenses payable	4,542	10,240
Other policyholders' funds and liabilities	(1,095)	(100)
Deferred income	8,328	6,727
Related party liabilities	245	791
Net cash provided by operating activities	151,365	173,851

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(215,779)	(138,902)
Short term investments	(66,363)	(51,827)
Fixed maturities investments	(75,059)	(66,227)
Equity securities	(8,759)	(6,225)
Preferred stock	(541)	(3,475)
Real estate	(12)	(134)
Mortgage loans	(36,202)	(51)
Proceeds from sale of:
Property, plant and equipment	55,010	47,225
Short term investments	79,877	84,427
Fixed maturities investments	66,035	33,701
Equity securities	8,800	133
Preferred stock	1,000	-
Real estate	34	1,588
Mortgage loans	17,992	721
Net cash used by investing activities	(173,967)	(99,046)

Cash flows from financing activities:
Borrowings from credit facilities	58,558	91,957
Principal repayments on credit facilities	(42,252)	(106,679)
Debt issuance costs	(560)	(89)
Capital lease payments	(1,727)	(6,951)
Leveraged Employee Stock Ownership Plan - repayments from loan	280	295
Securitization deposits	29,914	-
Preferred stock redemption paid	(144,289)	-
Preferred stock dividends paid	(3,077)	(3,156)
Contribution to related party	(518)	-
Investment contract deposits	2,509	3,018
Investment contract withdrawals	(8,023)	(8,685)
Net cash used by financing activities	(109,185)	(30,290)

Effects of exchange rate on cash	44	(519)

Increase (decrease) in cash and cash equivalents	(131,743)	43,996
Cash and cash equivalents at the beginning of period	375,496	244,118
Cash and cash equivalents at the end of period	$243,753	$288,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation

AMERCO, a Nevada Corporation (“AMERCO”), has a first fiscal quarter that ends on the 30th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31st of March for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. The Company discloses any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2011 and 2010 correspond to fiscal 2012 and 2011 for AMERCO.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars. Certain amounts reported in previous years have been reclassified to conform to the current presentation.

The condensed consolidated balance sheet as of June 30, 2011 and the related condensed consolidated statements of operations, comprehensive income and cash flows for the first quarter of fiscal 2012 and 2011 are unaudited.

In our opinion, all adjustments necessary for the fair presentation of such condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The information in this 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

The Property and Casualty Insurance operating segment includes Repwest and its wholly-owned subsidiaries and ARCOA risk retention group (“ARCOA”). Property and Casualty Insurance provides loss adjusting and claims handling for U-Haul through regional offices across North America. Property and Casualty Insurance also underwrites components of the Safemove, Safetow, Super Safemove and Safestor protection packages to U-Haul customers. The business plan for the Property and Casualty Insurance operating segment includes offering property and casualty products in other U-Haul related programs. ARCOA is a captive insurer owned by the Company whose purpose is to provide insurance products related to the moving and storage business.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Life Insurance operating segment includes Oxford and its wholly-owned subsidiaries. Oxford provides life and health insurance products primarily to the senior market through the direct writing or reinsuring of life insurance, Medicare supplement and annuity policies.

2. Earnings Per Share

Net earnings for purposes of computing earnings per common share are net earnings less preferred stock dividends paid, adjusted for the price paid by us for the redemption of our Preferred stock less its carrying value on our balance sheet. Preferred stock dividends include accrued dividends of AMERCO. Preferred stock dividends paid to or accrued for entities that are part of the consolidated group are eliminated in consolidation.

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares net of shares committed to be released were 142,199 and 186,583 as of June 30, 2011 and June 30, 2010, respectively.

On June 1, 2011 the Company redeemed all 6,100,000 shares of its issued and outstanding Series A 8½% Preferred Stock (“Series A Preferred”) at a redemption price of $25 per share plus accrued dividends through that date.  Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260 – Earnings Per Share (“ASC 260”), for earnings per share purposes, we recognize the deficit of the carrying amount of the Series A Preferred over the consideration paid to redeem the shares.

The Series A Preferred was recorded in our Additional Paid-In Capital account, net of original issue costs at $146.3 million prior to the redemption.  The Company paid $152.5 million to redeem the shares on June 1, 2011 of which $7.7 million was paid to our insurance subsidiaries in exchange for their holdings.  The difference between what was paid to redeem the shares less their carrying amount on our balance sheet, reduced by our insurance company holdings is $5.9 million.  This amount was recognized as a reduction to our earnings available to our common shareholders for the purposes of computing earnings per share.

From January 1, 2009 through March 31, 2011, our insurance subsidiaries purchased 308,300 shares of our Series A Preferred on the open market for $7.2 million.  Pursuant to ASC 260 we recognized a $31 thousand charge to net earnings in the first quarter of fiscal 2011.

3. Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company deposits bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $13.9 million at June 30, 2011.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Available-for-Sale Investments

Available-for-sale investments at June 30, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$28,826	$1,766	$(19)	$-	$30,573
U.S. government agency mortgage-backed securities	52,490	3,358	-	(45)	55,803
Obligations of states and political subdivisions	100,670	1,058	(2)	(2,402)	99,324
Corporate securities	407,393	20,181	(641)	(1,150)	425,783
Mortgage-backed securities	6,334	217	(50)	(2)	6,499
Redeemable preferred stocks	30,732	1,911	(434)	(26)	32,183
Common stocks	28,739	4,723	(3,825)	(7,258)	22,379
Less: Preferred stock of AMERCO held by subsidiaries	(7,190)	(804)	-	-	(7,994)
	$647,994	$32,410	$(4,971)	$(10,883)	$664,550

The table above includes gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

The Company sold available-for-sale securities with a fair value of $84.5 million during the first quarter of fiscal 2012. The gross realized gains on these sales totaled $3.6 million. The gross realized losses on these sales totaled $0.1 million.

The unrealized losses of more than twelve months in the above table are considered temporary declines. The Company tracks each investment with an unrealized loss and evaluates them on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments may have declines determined by management to be other-than-temporary and the Company recognizes these write-downs through earnings. There were no write downs in the first quarter of fiscal 2012 or 2011.

The investment portfolio primarily consists of corporate securities and U.S. government securities. The Company believes it monitors its investments as appropriate. The Company’s methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity, the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. Nothing has come to management’s attention that would lead management to believe that each issuer would not have the ability to meet the remaining contractual obligations of the security, including payment at maturity. The Company has the ability and intent not to sell its fixed maturity and common stock investments for a period of time sufficient to allow the Company the opportunity to recover its costs.

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income were as follows:

Credit Loss
(Unaudited)
(In thousands)

Balance at March 31, 2011	$552
Other-than-temporary impairment not previously recognized	-
Balance at June 30, 2011	$552

The adjusted cost and estimated market value of available-for-sale investments at June 30, 2011, by contractual maturity, were as follows:

	June 30, 2011
	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)
Due in one year or less	$43,586	$44,196
Due after one year through five years	148,279	155,610
Due after five years through ten years	149,181	156,212
Due after ten years	248,333	255,465
	589,379	611,483

Mortgage backed securities	6,334	6,499
Redeemable preferred stocks	30,732	32,183
Equity securities	28,739	22,379
Less: Preferred stock of AMERCO held by subsidiaries	(7,190)	(7,994)
	$647,994	$664,550

4. Borrowings

Long-Term Debt

Long-term debt was as follows:

			June 30,	March 31,
	2012 Rate (a)	Maturities	2011	2011
			(Unaudited)
			(In thousands)
Real estate loan (amortizing term)	6.93%	2018	$252,500	$255,000
Real estate loan (revolving credit)	-	2018	-	-
Real estate loan (amortizing term)	2.09%	2016	26,123	11,222
Real estate loan (revolving credit)	-	2012	-	-
Senior mortgages	5.47%-6.13%	2015-2016	473,586	476,783
Working capital loan (revolving credit)	-	2012	-	-
Fleet loans (amortizing term)	4.76%-7.95%	2012-2018	340,157	325,591
Fleet loans (securitization)	4.90%-5.56%	2014-2017	260,491	271,290
Other obligations	3.37%-9.50%	2011-2031	60,393	57,956
Less: Other obligations held by subsidiaries			(750)	-
Total notes, loans and leases payable			$1,412,500	$1,397,842

(a) Interest rate as of June 30, 2011, including the effect of applicable hedging instruments.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. The loan has a final maturity date of August 2018. The loan is comprised of a term loan facility with initial availability of $300.0 million and a revolving credit facility with an availability of $198.8 million. As of June 30, 2011, the outstanding balance on the Real Estate Loan was $252.5 million and the Company had the full $198.8 available to be drawn. U-Haul International, Inc. is a guarantor of this loan.

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

The interest rate for the amortizing term portion, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At June 30, 2011, the applicable LIBOR was 0.19% and the applicable margin was 1.50%, the sum of which was 1.69%. The rate on the term facility portion of the Real Estate Loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin.

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

Amerco Real Estate Company and a subsidiary of U-Haul International, Inc. entered into a revolving credit construction loan effective June 29, 2006. This loan was modified and extended on June 27, 2011. The loan is now comprised of a term loan facility with availability of $26.1 million and a final maturity of June 30, 2016. As of June 30, 2011, the outstanding balance was $26.1 million.

This Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and any accrued and unpaid interest due at maturity. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 1.90%. At June 30, 2011, the applicable LIBOR was 0.19% and the margin was 1.90%, the sum of which was 2.09%. U-Haul International, Inc. and AMERCO are guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

On April 29, 2011, Amerco Real Estate Company and U-Haul Company of Florida entered into a revolving credit agreement for $100.0 million. This agreement has a maturity of April 2012 with an option for a one year extension. As of June 30, 2011 the full $100.0 million was available to be drawn. The interest rate is the applicable LIBOR plus a margin of 1.50%. AMERCO and U-Haul International, Inc. are guarantors of this facility. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgage loan balances as of June 30, 2011 were in the aggregate amount of $418.0 million and are due July 2015. The Senior Mortgages require average monthly principal and interest payments of $3.0 million with the unpaid loan balance and accrued and unpaid interest due at maturity. These senior mortgages are secured by certain properties owned by the borrowers. The interest rates, per the provisions of these senior mortgages, are 5.68% and 5.52% per

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

annum. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of these senior mortgages. The default provisions of these senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Various subsidiaries of the Company are borrowers under the mortgage backed loans that we also classify as senior mortgages. These loans are secured by certain properties owned by the borrowers. The loan balance of these notes totals $55.6 million as of June 30, 2011. These loans mature in 2015 and 2016. Rates for these loans range from 5.47% to 6.13%. The loans require monthly principal and interest payments with the balances due upon maturity. The default provisions of the loans include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Working Capital Loans

Amerco Real Estate Company is a borrower under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $25.0 million. At June 30, 2011, the Company had the full $25.0 million available to be drawn. The loan is secured by certain properties owned by the borrower. The loan agreement provides for revolving loans, subject to the terms of the loan agreement with final maturity in November 2012. The loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. U-Haul International, Inc. and AMERCO are the guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 1.50%.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under amortizing term loans. The balance of the loans as of June 30, 2011 was $255.2 million with the final maturities between April 2012 and June 2018.

The Amortizing Loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the Loan Agreements, are the applicable LIBOR plus a margin between 0.90% and 2.63%. At June 30, 2011, the applicable LIBOR was 0.19% and applicable margins were between 1.13% and 2.63%. The interest rates are hedged with interest rate swaps fixing the rates between 4.76% and 7.32% based on current margins. Additionally, $18.1 million of these loans are carried at a fixed rate of 7.95%.

AMERCO and U-Haul International, Inc. are guarantors of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

On December 31, 2009 a subsidiary of U-Haul International, Inc. entered into an $85.0 million term note that has been used to fund cargo van and pickup acquisitions for the past two years. This term note has a final maturity of December 2012.  The agreement contains options to extend the maturity through September 2013. The note is secured by the purchased equipment and the corresponding operating cash flows associated with their operation.  At June 30, 2011, the applicable LIBOR was 0.27% and the applicable margin was 4.50%, the sum of which was 4.77%.  At June 30, 2011, the Company had drawn the full $85.0 million on this loan.

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The 2007 Box Truck Note has a fixed interest rate of 5.56% with an estimated final maturity of February 2014. At June 30, 2011, the outstanding balance was $114.5 million. The note is secured by the box trucks that were purchased and the corresponding operating cash flows associated with their operation.

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

The 2010 Box Truck Note has a fixed interest rate of 4.90% with an estimated final maturity of October 2017. At June 30, 2011, the outstanding balance was $146.0 million. The note is securitized by the box trucks being purchased and the corresponding operating cash flows associated with their operation. The unused portion of this facility has been recorded as Other assets on our balance sheet.

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

Other Obligations

The Company entered into capital leases for new equipment between April 2008 and February 2011, with terms of the leases between 3 and 7 years. At June 30, 2011, the balance of these leases was $55.8 million.

In January 2010, the Company entered into a $0.5 million premium financing arrangement for two years expiring in December 2011 with a fixed rate of 3.37%. At June 30, 2011 the outstanding balance was $0.1 million.

In February 2011, the Company and US Bank, National Association (the “Trustee”) entered into the U-Haul Investors Club Indenture.  The Company and the Trustee entered into this indenture to provide for the issuance of notes (“U-Notes”) by the Company directly to investors over our proprietary website, uhaulinvestorsclub.com.  The U-Notes are secured by various types of collateral including rental equipment and real estate.  U-Notes are issued in smaller series that vary as to principal amount, interest rate and maturity.  U-Notes are obligations of the Company and secured by the associated collateral; they are not guaranteed by any of the Company’s affiliates or subsidiaries.

At June 30, 2011 the aggregate outstanding principal balance of the U-Notes issued was $4.5 million with interest rates between 3.00% and 8.00% and maturity dates between 2013 and 2031.

Annual Maturities of Notes, Loans and Leases Payable

The annual maturities of long-term debt as of June 30, 2011 for the next five years and thereafter are as follows:

	Year Ending June 30,
	2012	2013	2014	2015	2016	Thereafter
	(Unaudited)
	(In thousands)
Notes, loans and leases payable, secured	$163,191	$210,812	$164,660	$70,497	$491,195	$312,145

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Quarter Ended June 30,
	2011	2010
	(Unaudited)
	(In thousands)
Interest expense	$15,839	$14,425
Capitalized interest	(32)	(147)
Amortization of transaction costs	1,036	1,105
Interest expense resulting from derivatives	5,790	6,081
Total interest expense	$22,633	$21,464

Interest paid in cash including payments related to derivative contracts amounted to $20.3 million and $19.5 million for the first quarter of fiscal 2012 and 2011, respectively.

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended June 30,
	2011	2010
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	1.72%	1.80%
Interest rate at the end of the quarter	0.00%	1.85%
Maximum amount outstanding during the quarter	$15,000	$111,000
Average amount outstanding during the quarter	$14,341	$85,648
Facility fees	$57	$56

5. Derivatives

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Original variable rate debt amount		Agreement Date	Effective Date	Expiration Date	Designated cash flow hedge date
(Unaudited)
(In millions)
$142.3	(a), (b)	11/15/2005	5/10/2006	4/10/2012	5/31/2006
50.0	(a)	6/21/2006	7/10/2006	7/10/2013	6/9/2006
144.9	(a), (b)	6/9/2006	10/10/2006	10/10/2012	6/9/2006
300.0	(a)	8/16/2006	8/18/2006	8/10/2018	8/4/2006
30.0	(a)	2/9/2007	2/12/2007	2/10/2014	2/9/2007
20.0	(a)	3/8/2007	3/12/2007	3/10/2014	3/8/2007
20.0	(a)	3/8/2007	3/12/2007	3/10/2014	3/8/2007
19.3	(a), (b)	4/8/2008	8/15/2008	6/15/2015	3/31/2008
19.0	(a)	8/27/2008	8/29/2008	7/10/2015	4/10/2008
30.0	(a)	9/24/2008	9/30/2008	9/10/2015	9/24/2008
15.0	(a), (b)	3/24/2009	3/30/2009	4/15/2016	3/25/2009
14.7	(a), (b)	7/6/2010	8/15/2010	7/15/2017	7/6/2010
25.0	(a), (b)	4/26/2011	6/1/2011	6/1/2018	7/1/2011

(a) interest rate swap agreement
(b) forward swap

   As of June 30, 2011, the total notional amount of the Company’s variable interest rate swaps was $498.3 million.

The derivative fair values located in Accounts payable and accrued expenses in the balance sheets were as follows:

	Liability Derivatives
	Fair Value as of
	June 30, 2011	March 31, 2011
	(Unaudited)
	(In thousands)
Interest rate contracts designated as hedging instruments	$54,799	$51,052

	The Effect of Interest Rate Contracts on the Statement of Operations
	June 30, 2011	June 30, 2010
	(Unaudited)
	(In thousands)
Loss recognized in income on interest rate contracts	$5,790	$6,081
Loss recognized in AOCI on interest rate contracts (effective portion)	$3,860	$12,083
Loss reclassified from AOCI into income (effective portion)	$5,903	$6,260
(Gain) loss recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$(113)	$(179)

Gains or losses recognized in income on derivatives are recorded to interest expense in the statement of operations. At June 30, 2011, the Company expects to reclassify $21.5 million of net losses on interest rate contracts from accumulated other comprehensive income to earnings that will offset interest payments over the next twelve months.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

6. Stockholders’ Equity

From January 1, 2009 through March 31, 2011, our insurance subsidiaries purchased 308,300 shares of our Series A Preferred on the open market for $7.2 million.  Pursuant to ASC 260 we recognized a $31 thousand charge to net earnings in the first quarter of fiscal 2011.

On June 1, 2011 the Company redeemed all 6,100,000 shares of its issued and outstanding Series A Preferred at a redemption price of $25 per share plus accrued dividends through that date.  Pursuant to ASC 260, for earnings per share purposes, we recognize the deficit of the carrying amount of the Series A Preferred over the consideration paid to redeem the shares.

The Series A Preferred was recorded in our Additional Paid-In Capital account, net of original issue costs at $146.3 million prior to the redemption.  The Company paid $152.5 million to redeem the shares on June 1, 2011 of which $7.7 million was paid to our insurance subsidiaries in exchange for their holdings.  The difference between what was paid to redeem the shares less their carrying amount on our balance sheet, reduced by our insurance company holdings is $5.9 million.  This amount was recognized as a reduction to our earnings available to our common shareholders for the purposes of computing earnings per share.

7. Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Gain on Investments	Fair Market Value of Cash Flow Hedges	Postretirement Benefit Obligation Gain	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)

Balance at March 31, 2011	$(26,028)	$10,861	$(32,438)	$1,138	$(46,467)
Foreign currency translation	992	-	-	-	992
Unrealized loss on investments	-	(3,377)	-	-	(3,377)
Change in fair value of cash flow hedges	-	-	(2,393)	-	(2,393)
Balance at June 30, 2011	$(25,036)	$7,484	$(34,831)	$1,138	$(51,245)

8. Contingent Liabilities and Commitments

The Company leases a portion of its rental equipment and certain of its facilities under operating leases with terms that expire at various dates through 2018, with the exception of one land lease expiring in 2034. As of June 30, 2011, AMERCO has guaranteed $153.5 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, the Company has the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. AMERCO has been leasing equipment since 1987 and has experienced no material losses relating to these types of residual value guarantees.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
	(Unaudited)
	(In thousands)
Year-ended June 30:
2012	$14,630	$104,348	$118,978
2013	13,735	87,404	101,139
2014	11,840	70,403	82,243
2015	728	46,729	47,457
2016	585	13,834	14,419
Thereafter	5,250	5,554	10,804
Total	$46,768	$328,272	$375,040

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Related Party Revenue

	Quarter Ended June 30,
	2011	2010
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from SAC Holdings	$4,816	$4,770
U-Haul interest income revenue from Private Mini	1,353	1,364
U-Haul management fee revenue from SAC Holdings	3,729	3,559
U-Haul management fee revenue from Private Mini	552	540
U-Haul management fee revenue from Mercury	454	437
	$10,904	$10,670

During the first quarter of fiscal 2012, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. The Company does not have an equity ownership interest in SAC Holdings. The Company received cash interest payments of $4.3 million and $3.3 million, from SAC Holdings during the first quarter of fiscal 2012 and 2011, respectively. The largest aggregate amount of notes receivable outstanding during the first quarter of fiscal 2012 was $196.2 million and the aggregate notes receivable balance at June 30, 2011 was $196.0 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturities of these notes are between 2019 and 2024.

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

During the first quarter of fiscal 2012, AMERCO and U-Haul held various junior notes with Private Mini Storage Realty, L.P. (“Private Mini”). The equity interests of Private Mini are ultimately controlled by Blackwater. The Company received cash interest payments of $1.4 million from Private Mini for the first quarter of fiscal 2012 and 2011. The largest aggregate amount of notes receivable outstanding during the first quarter of fiscal 2012 was $66.7 million and the aggregate notes receivable balance at June 30, 2011 was $66.6 million.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $8.6 million and $8.8 million from the above mentioned entities during the first quarter of fiscal 2012 and 2011, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

Related Party Costs and Expenses

	Quarter Ended June 30,
	2011	2010
	(Unaudited)
	(In thousands)
U-Haul lease expenses to SAC Holdings	$623	$623
U-Haul commission expenses to SAC Holdings	10,003	9,416
U-Haul commission expenses to Private Mini	643	616
	$11,269	$10,655

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At June 30, 2011, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based upon equipment rental revenues.

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $10.5 million, expenses of $0.6 million and cash flows of $12.7 million during the first quarter of fiscal 2012. Revenues and commission expenses related to the Dealer Agreements were $50.5 million and $10.6 million, respectively during the first quarter of fiscal 2012.

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

Management determined that they do not have a variable interest in the holding entities Mercury,    4 SAC, 5 SAC, or Galaxy through management agreements which are with the individual operating entities or through the issuance of junior debt; therefore, the Company is precluded from consolidating these entities, which is consistent with the accounting treatment immediately prior to adopting ASU 2009-17.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

The Company has not provided financial or other support explicitly or implicitly during the quarter ended June 30, 2011 to any of these entities that it was not previously contractually required to provide.  The carrying amount and classification of the assets and liabilities in the Company’s balance sheet that relate to the Company’s variable interests in the aforementioned entities are as follows, which approximate the maximum exposure to loss as a result of the Company’s involvement with these entities:

Related Party Assets

	June 30,	March 31,
	2011	2011
	(Unaudited)
	(In thousands)
U-Haul notes, receivables and interest from Private Mini	$69,123	$69,201
U-Haul notes receivable from SAC Holdings	196,013	196,191
U-Haul interest receivable from SAC Holdings	17,589	17,096
U-Haul receivable from SAC Holdings	12,751	16,346
U-Haul receivable from Mercury	2,844	3,534
Other (a)	6,595	(400)
	$304,915	$301,968

(a)	Timing differences for intercompany balances with insurance subsidiaries. The June 30, 2011 balance includes the redemption of our Preferred stock.

Between January 1, 2009 and March 31, 2011, our insurance subsidiaries purchased 308,300 shares of Series A Preferred on the open market for $7.2 million.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11. Consolidating Financial Information by Industry Segment

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of June 30, 2011 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$69,618	$120,663	$839	$-		$191,120	$19,504	$33,129	$-		$243,753
Reinsurance recoverables and trade receivables, net	-	28,661	-	-		28,661	174,485	39,345	-		242,491
Inventories, net	-	58,960	-	-		58,960	-	-	-		58,960
Prepaid expenses	7,008	49,156	310	-		56,474	-	-	-		56,474
Investments, fixed maturities and marketable equities	19,465	-	-	-		19,465	125,166	527,913	(7,994)	(d)	664,550
Investments, other	-	10,390	32,730	-		43,120	89,035	74,397	-		206,552
Deferred policy acquisition costs, net	-	-	-	-		-	-	54,420	-		54,420
Other assets	2,703	97,744	27,209	-		127,656	663	337	-		128,656
Related party assets	1,225,280	243,250	87	(1,168,453)	(c)	300,164	2,817	-	1,934	(c)	304,915
	1,324,074	608,824	61,175	(1,168,453)		825,620	411,670	729,541	(6,060)		1,960,771

Investment in subsidiaries	(76,690)	-	-	422,176	(b)	345,486	-	-	(345,486)	(b)	-

Property, plant and equipment, at cost:
Land	-	46,861	192,432	-		239,293	-	-	-		239,293
Buildings and improvements	-	168,221	875,498	-		1,043,719	-	-	-		1,043,719
Furniture and equipment	168	290,506	18,270	-		308,944	-	-	-		308,944
Rental trailers and other rental equipment	-	252,905	-	-		252,905	-	-	-		252,905
Rental trucks	-	1,723,159	-	-		1,723,159	-	-	-		1,723,159
	168	2,481,652	1,086,200	-		3,568,020	-	-	-		3,568,020
Less: Accumulated depreciation	(142)	(1,006,106)	(348,087)	-		(1,354,335)	-	-	-		(1,354,335)
Total property, plant and equipment	26	1,475,546	738,113	-		2,213,685	-	-	-		2,213,685
Total assets	$1,247,410	$2,084,370	$799,288	$(746,277)		$3,384,791	$411,670	$729,541	$(351,546)		$4,174,456

(a) Balances as of March 31, 2011
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables
(d) Eliminate intercompany preferred stock investment

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating balance sheets by industry segment as of June 30, 2011 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$885	$296,924	$3,661	$-		$301,470	$-	$22,558	$(7)	(c)	$324,021
Notes, loans and leases payable	-	699,788	713,462	-		1,413,250	-	-	(750)	(c)	1,412,500
Policy benefits and losses, claims and loss expenses payable	-	387,647	-	-		387,647	278,452	266,018	-		932,117
Liabilities from investment contracts	-	-	-	-		-	-	241,202	-		241,202
Other policyholders' funds and liabilities	-	-	-	-		-	4,961	2,671	-		7,632
Deferred income	-	35,547	-	-		35,547	-	-	-		35,547
Deferred income taxes	323,167	-	-	-		323,167	(29,235)	8,046	(281)	(d)	301,697
Related party liabilities	-	937,027	234,880	(1,168,453)	(c)	3,454	1,462	108	(5,024)	(c)	-
Total liabilities	324,052	2,356,933	952,003	(1,168,453)		2,464,535	255,640	540,603	(6,062)		3,254,716

Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-		-	-	-	-		-
Series B preferred stock	-	-	-	-		-	-	-	-		-
Series A common stock	-	-	-	-		-	-	-	-		-
Common stock	10,497	540	1	(541)	(b)	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	432,210	121,230	147,941	(269,171)	(b)	432,210	89,620	26,271	(116,101)	(b,d)	432,000
Accumulated other comprehensive income (loss)	(50,722)	(58,729)	-	58,729	(b)	(50,722)	2,857	8,857	(12,237)	(b,d)	(51,245)
Retained earnings (deficit)	1,209,023	(332,502)	(300,657)	633,159	(b)	1,209,023	60,252	151,310	(211,345)	(b,d)	1,209,240
Cost of common shares in treasury, net	(525,653)	-	-	-		(525,653)	-	-	-		(525,653)
Cost of preferred shares in treasury, net	(151,997)	-	-	-		(151,997)	-	-	-		(151,997)
Unearned employee stock ownership plan shares	-	(3,102)	-	-		(3,102)	-	-	-		(3,102)
Total stockholders' equity (deficit)	923,358	(272,563)	(152,715)	422,176		920,256	156,030	188,938	(345,484)		919,740
Total liabilities and stockholders' equity	$1,247,410	$2,084,370	$799,288	$(746,277)		$3,384,791	$411,670	$729,541	$(351,546)		$4,174,456

(a) Balances as of March 31, 2011
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

(a) Balances as of December 31, 2010
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables
(d) Eliminate intercompany preferred stock investment

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating balance sheets by industry segment as of March 31, 2011 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$854	$294,387	$3,729	$-		$298,970	$-	$5,036	$-		$304,006
Notes, loans and leases payable	-	693,801	704,041	-		1,397,842	-	-	-		1,397,842
Policy benefits and losses, claims and loss expenses payable	-	397,381	-	-		397,381	276,726	253,269	-		927,376
Liabilities from investment contracts	-	-	-	-		-	-	246,717	-		246,717
Other policyholders' funds and liabilities	-	-	-	-		-	4,820	3,907	-		8,727
Deferred income	-	27,209	-	-		27,209	-	-	-		27,209
Deferred income taxes	294,518	-	-	-		294,518	(29,519)	6,541	(283)	(d)	271,257
Related party liabilities	-	858,655	233,618	(1,089,457)	(c)	2,816	1,816	136	(4,768)	(c)	-
Total liabilities	295,372	2,271,433	941,388	(1,089,457)		2,418,736	253,843	515,606	(5,051)		3,183,134

Stockholders' equity :
Series preferred stock:
Series A preferred stock	-	-	-	-		-	-	-	-		-
Series B preferred stock	-	-	-	-		-	-	-	-		-
Series A common stock	-	-	-	-		-	-	-	-		-
Common stock	10,497	540	1	(541)	(b)	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	432,611	121,230	147,941	(269,171)	(b)	432,611	89,620	26,271	(123,290)	(b,d)	425,212
Accumulated other comprehensive income (loss)	(45,942)	(57,328)	-	57,328	(b)	(45,942)	2,707	9,951	(13,183)	(b,d)	(46,467)
Retained earnings (deficit)	1,139,792	(392,686)	(301,723)	694,409	(b)	1,139,792	59,018	149,943	(208,751)	(b,d)	1,140,002
Cost of common shares in treasury, net	(525,653)	-	-	-		(525,653)	-	-	-		(525,653)
Cost of preferred shares in treasury, net	(7,189)	-	-	-		(7,189)	-	-	-		(7,189)
Unearned employee stock ownership plan shares	-	(3,382)	-	-		(3,382)	-	-	-		(3,382)
Total stockholders' equity (deficit)	1,004,116	(331,626)	(153,781)	482,025		1,000,734	154,646	188,665	(351,025)		993,020
Total liabilities and stockholders' equity	$1,299,488	$1,939,807	$787,607	$(607,432)		$3,419,470	$408,489	$704,271	$(356,076)		$4,176,154

(a) Balances as of December 31, 2010
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables
(d) Eliminate intercompany preferred stock investment

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statement of operations by industry segment for the quarter ending June 30, 2011 is as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$446,885	$-	$-		$446,885	$-	$-	$(337)	(c)	$446,548
Self-storage revenues	-	31,512	316	-		31,828	-	-	-		31,828
Self-moving & self-storage products & service sales	-	64,378	-	-		64,378	-	-	-		64,378
Property management fees	-	4,735	-	-		4,735	-	-	-		4,735
Life insurance premiums	-	-	-	-		-	-	50,999	-		50,999
Property and casualty insurance premiums	-	-	-	-		-	6,898	-	-		6,898
Net investment and interest income	1,719	5,160	150	-		7,029	2,234	8,538	(538)	(b,e)	17,263
Other revenue	-	21,531	19,747	(21,134)	(b)	20,144	-	462	(290)	(b)	20,316
Total revenues	1,719	574,201	20,213	(21,134)		574,999	9,132	59,999	(1,165)		642,965

Costs and expenses:
Operating expenses	2,728	277,728	2,379	(21,134)	(b)	261,701	2,774	8,118	(618)	(b,c)	271,975
Commission expenses	-	56,952	-	-		56,952	-	-	-		56,952
Cost of sales	-	32,778	-	-		32,778	-	-	-		32,778
Benefits and losses	-	-	-	-		-	4,459	45,471	-		49,930
Amortization of deferred policy acquisition costs	-	-	-	-		-	-	4,375	-		4,375
Lease expense	22	34,511	7	-		34,540	-	-	(306)	(b)	34,234
Depreciation, net of (gains) losses on disposals	1	41,401	2,956	-		44,358	-	-	-		44,358
Total costs and expenses	2,751	443,370	5,342	(21,134)		430,329	7,233	57,964	(924)		494,602

Equity in earnings of subsidiaries	63,851	-	-	(61,250)	(d)	2,601	-	-	(2,601)	(d)	-

Earnings from operations	62,819	130,831	14,871	(61,250)		147,271	1,899	2,035	(2,842)		148,363
Interest income (expense)	24,467	(34,282)	(12,902)	-		(22,717)	-	-	84	(b)	(22,633)
Pretax earnings	87,286	96,549	1,969	(61,250)		124,554	1,899	2,035	(2,758)		125,730
Income tax expense	(8,906)	(36,365)	(903)	-		(46,174)	(665)	(668)	-		(47,507)
Net earnings	78,380	60,184	1,066	(61,250)		78,380	1,234	1,367	(2,758)		78,223
Less: Excess of redemption value over carrying value of preferred shares redeemed	(5,908)	-	-	-		(5,908)	-	-	-		(5,908)
Less: Preferred stock dividends	(3,241)	-	-	-		(3,241)	-	-	164	(e)	(3,077)
Earnings available to common shareholders	$69,231	$60,184	$1,066	$(61,250)		$69,231	$1,234	$1,367	$(2,594)		$69,238

(a) Balances for the quarter ended March 31, 2011
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries
(e) Elimination of preferred stock dividend paid to affiliate

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statements of operations by industry for the quarter ended June 30, 2010 are as follows:

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2011 are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$78,380	$60,184	$1,066	$(61,250)	$78,380	$1,234	$1,367	$(2,758)		$78,223
Earnings from consolidated entities	(63,851)	-	-	61,250	(2,601)	-	-	2,601		-
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	1	50,815	3,252	-	54,068	-	-	-		54,068
Amortization of deferred policy acquisition costs	-	-	-	-	-	-	4,375	-		4,375
Change in allowance for losses on trade receivables	-	133	-	-	133	-	2	-		135
Change in allowance for inventory reserve	-	1,377	-	-	1,377	-	-	-		1,377
Net gain on sale of real and personal property	-	(9,414)	(296)	-	(9,710)	-	-	-		(9,710)
Net (gain) loss on sale of investments	(488)	-	-	-	(488)	21	(3,049)	-		(3,516)
Deferred income taxes	30,142	-	-	-	30,142	210	2,094	-		32,446
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(9,582)	-	-	(9,582)	(1,229)	(26,442)	-		(37,253)
Inventories	-	(393)	-	-	(393)	-	-	-		(393)
Prepaid expenses	8,958	(7,623)	(185)	-	1,150	-	-	-		1,150
Capitalization of deferred policy acquisition costs	-	-	-	-	-	-	(4,518)	-		(4,518)
Other assets	160	7,147	1,128	-	8,435	215	(25)	-		8,625
Related party assets	12	3,777	(15)	-	3,774	(7)	-	(6,965)	(b)	(3,198)
Accounts payable and accrued expenses	911	(1,286)	(109)	-	(484)	-	18,018	-		17,534
Policy benefits and losses, claims and loss expenses payable	-	(9,933)	-	-	(9,933)	1,726	12,749	-		4,542
Other policyholders' funds and liabilities	-	-	-	-	-	141	(1,236)	-		(1,095)
Deferred income	-	8,328	-	-	8,328	-	-	-		8,328
Related party liabilities	-	636	-	-	636	(363)	(28)	-		245
Net cash provided (used) by operating activities	54,225	94,166	4,841	-	153,232	1,948	3,307	(7,122)		151,365

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	-	(214,039)	(1,740)	-	(215,779)	-	-	-		(215,779)
Short term investments	-	-	-	-	-	(15,853)	(50,510)	-		(66,363)
Fixed maturities investments	-	-	-	-	-	(7,831)	(67,228)	-		(75,059)
Equity securities	(8,759)	-	-	-	(8,759)	-	-	-		(8,759)
Preferred stock	-	-	-	-	-	(541)	-	-		(541)
Real estate	-	-	-	-	-	(12)	-	-		(12)
Mortgage loans	-	(5)	(47,751)	-	(47,756)	(11,639)	(2,984)	26,177	(b)	(36,202)
Proceeds from sales of:
Property, plant and equipment	-	54,501	509	-	55,010	-	-	-		55,010
Short term investments	-	-	-	-	-	19,134	60,743	-		79,877
Fixed maturities investments	-	-	-	-	-	8,649	57,386	-		66,035
Equity securities	8,800	-	-	-	8,800	-	-	-		8,800
Preferred stock	-	-	-	-	-	1,000	-	-		1,000
Real estate	-	-	-	-	-	34	-	-		34
Mortgage loans	-	-	33,626	-	33,626	9,915	628	(26,177)	(b)	17,992
Net cash provided (used) by investing activities	41	(159,543)	(15,356)	-	(174,858)	2,856	(1,965)	-		(173,967)
	(page 1 of 2)
(a) Balance for the period ended March 31, 2011
(b) Elimination of intercompany investments

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the quarter ended June 30, 2011, are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	-	29,308	30,000	-	59,308	-	-	(750)	(c)	58,558
Principal repayments on credit facilities	-	(21,673)	(20,579)	-	(42,252)	-	-	-		(42,252)
Debt issuance costs	-	(474)	(86)	-	(560)	-	-	-		(560)
Capital lease payments	-	(1,727)	-	-	(1,727)	-	-	-		(1,727)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	280	-	-	280	-	-	-		280
Proceeds from (repayment of) intercompany loans	(78,996)	77,734	1,262	-	-	-	-	-		-
Securitization deposits	-	29,914	-	-	29,914	-	-	-		29,914
Preferred stock redemption paid	(151,997)	-	-	-	(151,997)	-	-	7,708	(c)	(144,289)
Preferred stock dividends paid	(3,241)	-	-	-	(3,241)	-	-	164	(b)	(3,077)
Contribution to related party	(518)	-	-	-	(518)	-	-	-		(518)
Investment contract deposits	-	-	-	-	-	-	2,509	-		2,509
Investment contract withdrawals	-	-	-	-	-	-	(8,023)	-		(8,023)
Net cash provided (used) by financing activities	(234,752)	113,362	10,597	-	(110,793)	-	(5,514)	7,122		(109,185)

Effects of exchange rate on cash	-	44	-	-	44	-	-	-		44

Increase (decrease) in cash and cash equivalents	(180,486)	48,029	82	-	(132,375)	4,804	(4,172)	-		(131,743)
Cash and cash equivalents at beginning of period	250,104	72,634	757	-	323,495	14,700	37,301	-		375,496
Cash and cash equivalents at end of period	$69,618	$120,663	$839	$-	$191,120	$19,504	$33,129	$-		$243,753
	(page 2 of 2)
(a) Balance for the period ended March 31, 2011
(b) Elimination of preferred stock dividend paid to affiliate
(c) Elimination of intercompany investments

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2010 are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$66,587	$47,659	$3,237	$(50,896)	$66,587	$908	$2,133	$(3,126)	$66,502
Earnings from consolidated entities	(53,937)	-	-	50,896	(3,041)	-	-	3,041	-
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	2	49,781	3,194	-	52,977	-	-	-	52,977
Amortization of deferred policy acquisition costs	-	-	-	-	-	-	2,193	-	2,193
Change in allowance for losses on trade receivables	-	(29)	-	-	(29)	-	1	-	(28)
Change in allowance for losses on mortgage notes	-	-	-	-	-	-	-	-	-
Change in allowance for inventory reserve	-	494	-	-	494	-	-	-	494
Net gain on sale of real and personal property	-	(7,174)	(1,214)	-	(8,388)	-	-	-	(8,388)
Net (gain) loss on sale of investments	-	-	-	-	-	8	(1,023)	-	(1,015)
Deferred income taxes	24,747	-	-	-	24,747	162	321	-	25,230
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(10,614)	-	-	(10,614)	1,669	(6,400)	-	(15,345)
Inventories	-	(3,283)	-	-	(3,283)	-	-	-	(3,283)
Prepaid expenses	-	(2,379)	48	-	(2,331)	-	-	-	(2,331)
Capitalization of deferred policy acquisition costs	-	-	-	-	-	-	(3,663)	-	(3,663)
Other assets	3	(1,615)	620	-	(992)	131	52	-	(809)
Related party assets	172	4,835	(17)	-	4,990	(299)	-	-	4,691
Accounts payable and accrued expenses	3,567	32,429	(177)	-	35,819	-	3,149	-	38,968
Policy benefits and losses, claims and loss expenses payable	-	2,641	-	-	2,641	(4,686)	12,285	-	10,240
Other policyholders' funds and liabilities	-	-	-	-	-	591	(691)	-	(100)
Deferred income	-	6,727	-	-	6,727	-	-	-	6,727
Related party liabilities	-	829	-	-	829	(38)	-	-	791
Net cash provided (used) by operating activities	41,141	120,301	5,691	-	167,133	(1,554)	8,357	(85)	173,851

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(2)	(124,784)	(14,116)	-	(138,902)	-	-	-	(138,902)
Short term investments	-	-	-	-	-	(22,060)	(29,767)	-	(51,827)
Fixed maturities investments	-	-	-	-	-	(10,443)	(55,784)	-	(66,227)
Equity securities	(4,746)	-	-	-	(4,746)	(1,479)	-	-	(6,225)
Preferred stock	-	-	-	-	-	(3,327)	(148)	-	(3,475)
Real estate	-	-	-	-	-	(53)	(81)	-	(134)
Mortgage loans	-	-	-	-	-	(51)	-	-	(51)
Proceeds from sales of:
Property, plant and equipment	-	45,863	1,362	-	47,225	-	-	-	47,225
Short term investments	-	-	-	-	-	29,951	54,476	-	84,427
Fixed maturities investments	-	-	-	-	-	7,126	26,575	-	33,701
Equity securities	-	-	-	-	-	133	-	-	133
Real estate	-	1,506	82	-	1,588	-	-	-	1,588
Mortgage loans	-	-	-	-	-	19	702	-	721
Net cash provided (used) by investing activities	(4,748)	(77,415)	(12,672)	-	(94,835)	(184)	(4,027)	-	(99,046)
	(page 1 of 2)
(a) Balance for the period ended March 31, 2010

AMERCO AND CONSOLIDATED SUBSIDIARIES

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
	(page 2 of 2)
(a) Balance for the period ended March 31, 2010
(b) Elimination of preferred stock dividend paid to affiliate

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended June 30, 2011
Total revenues	$601,091	$41,874	$642,965
Depreciation and amortization, net of (gains) losses on disposals	46,864	1,869	48,733
Interest expense	22,470	163	22,633
Pretax earnings	118,357	7,373	125,730
Income tax expense	45,329	2,178	47,507
Identifiable assets	4,026,330	148,126	4,174,456

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended June 30, 2010
Total revenues	$549,783	$36,164	$585,947
Depreciation and amortization, net of (gains) losses on disposals	45,037	1,745	46,782
Interest expense	21,310	154	21,464
Pretax earnings	99,882	6,763	106,645
Income tax expense	38,151	1,992	40,143
Identifiable assets	3,758,773	120,767	3,879,540

13. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended June 30,
	2011	2010
	(Unaudited)
	(In thousands)
Service cost for benefits earned during the period	$129	$115
Interest cost on accumulated postretirement benefit	142	142
Other components	(4)	(9)
Net periodic postretirement benefit cost	$267	$248

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Assets and liabilities are recorded at fair value on the condensed consolidated balance sheets and are measured and classified based upon a three tiered approach to valuation. ASC 820 Fair Value Measurements and Disclosures requires that financial assets and liabilities recorded at fair value be classified and disclosed in one of the following three categories:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices for identical or similar financial instruments in markets that are not considered to be active, or similar financial instruments for which all significant inputs are observable, either directly or indirectly, or inputs other than quoted prices that are observable, or inputs that are derived principally from or corroborated by observable market data through correlation or other means; and

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and are unobservable. These reflect management’s assumptions about the assumptions a market participant would use in pricing the asset or liability.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table represents the financial assets and liabilities on the condensed consolidated balance sheet at June 30, 2011 that are subject to ASC 820 and the valuation approach applied to each of these items.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited)
	(In thousands)
Assets
Short-term investments	$229,423	$229,423	$-	$-
Fixed maturities - available for sale	617,982	532,933	83,835	1,214
Preferred stock	32,183	32,183	-	-
Common stock	22,379	22,379	-	-
Less: Preferred stock of AMERCO held by subsidiaries	(7,994)	(7,994)	-	-
Total	$893,973	$808,924	$83,835	$1,214

Liabilities
Guaranteed residual values of TRAC leases	$-	$-	$-	$-
Derivatives	54,799	-	54,799	-
Other obligations	4,482	-	-	4,482
Total	$59,281	$-	$54,799	$4,482

The following tables represent the fair value measurements for our assets and liabilities at June 30, 2011 using significant unobservable inputs (Level 3).

Fixed Maturities - Asset Backed Securities
(Unaudited)
(In thousands)
Balance at March 31, 2011	$1,377

Fixed Maturities - Asset Backed Securities loss (unrealized)	(163)
Balance at June 30, 2011	$1,214

Other Obligations
(Unaudited)
(In thousands)
Balance at March 31, 2011	$174

U-Haul Investors Club Securities	4,308
Balance at June 30, 2011	$4,482

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011 which is followed by an analysis of changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources and Disclosures about Contractual Obligations and Commercial Commitments. We conclude this MD&A by discussing our outlook for the remainder of fiscal 2012.

This MD&A should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including the Notes to Condensed Consolidated Financial Statements. The various sections of this MD&A contain a number of forward-looking statements, as discussed under the caption, Cautionary Statements Regarding Forward-Looking Statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing or in our most recent Annual Report on Form 10-K for the year ended March 31, 2011. Our actual results may differ materially from these forward-looking statements.

The first fiscal quarter for AMERCO ends on the 30th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31st of March for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. The Company discloses all material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2011 and 2010 correspond to fiscal 2012 and 2011 for AMERCO.

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

The Property and Casualty Insurance operating segment is focused on providing and administering property and casualty insurance to U-Haul and its customers, its independent dealers and affiliates.

The Life Insurance operating segment is focused on long-term capital growth through direct writing and reinsuring of life, Medicare supplement and annuity products in the senior marketplace.

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

eMove® is an online marketplace that connects consumers to independent Moving Help® service providers and nearly 5,500 independent Self-Storage Affiliates. Our network of customer rated affiliates and service providers furnish pack and load help, cleaning help, self-storage and similar services, all over North America. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

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

The condensed consolidated balance sheets as of June 30, 2011 and March 31, 2011 include the accounts of AMERCO and its wholly-owned subsidiaries. The June 30, 2011 and 2010 condensed consolidated statements of operations, comprehensive income and cash flows include the accounts of AMERCO and its wholly-owned subsidiaries.

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

In fiscal 2006, management performed an analysis of the expected economic value of new rental trucks and determined that additions to the fleet resulting from purchase should be depreciated on an accelerated method based upon a declining formula. The salvage value and useful life assumptions of the rental truck fleet remain unchanged. Under the declining balances method (2.4 times declining balance), the book value of a rental truck is reduced approximately 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively and then reduced on a straight line basis an additional 10% by the end of year fifteen. Whereas, a standard straight line approach would reduce the book value by approximately 5.3% per year over the life of the truck. For the affected equipment, the accelerated depreciation was $13.0 million and $10.4 million greater than what it would have been if calculated under a straight line approach for the first quarter of fiscal 2012 and 2011, respectively.

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

Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment including but not limited to: ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. There were no write downs in the first quarter of fiscal 2012 and 2011.

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

Subsequent Events

The Company’s management has evaluated subsequent events occurring after June 30, 2011, the date of our most recent balance sheet date, through the date our financial statements were issued. We do not believe any subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

Recent Accounting Pronouncements

In October 2010, the FASB issued ASU 2010-26 which amends FASB ASC 944-30 to provide further guidance regarding the capitalization of costs relating to the acquisition or renewal of insurance contracts. Specifically, only qualifying costs associated with successful contract acquisitions are permitted to be deferred. The amended guidance is effective for fiscal years beginning after December 15, 2011 (and for interim periods within such years), with early adoption permitted as of the beginning of the entity's annual reporting period. The amended guidance should be applied prospectively, but retrospective application for all prior periods is allowed. The Company does not believe that the adoption of this statement will have a material impact on our financial statements.

In May 2011, FASB issued ASU  2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”), (“ASU 2011-04”). This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. The Company does not believe that the adoption of this statement will have a material impact on our financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The adoption of ASU 2011-05 did not have a material effect on the Company’s condensed consolidated financial statements.

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

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended June 30, 2011 compared with the Quarter Ended June 30, 2010

Listed below on a consolidated basis are revenues for our major product lines for the first quarter of fiscal 2012 and the first quarter of fiscal 2011:

	Quarter Ended June 30,
	2011	2010
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$446,548	$419,463
Self-storage revenues	31,828	28,227
Self-moving and self-storage products and service sales	64,378	63,290
Property management fees	4,735	4,536
Life insurance premiums	50,999	37,803
Property and casualty insurance premiums	6,898	6,179
Net investment and interest income	17,263	13,355
Other revenue	20,316	13,094
Consolidated revenue	$642,965	$585,947

Self-moving equipment rental revenues increased $27.1 million during the first quarter of fiscal 2012, compared with the first quarter of fiscal 2011.  We are experiencing increases in transactions and average revenue per transaction for both In-Town and one-way moves.  Revenue per transaction is influenced by several factors including number of miles driven, mix of equipment rented and rental rates charged.  The average number of trucks in our fleet during the quarter increased just over 4% compared to the same period last year.

Self-storage revenues increased $3.6 million during the first quarter of fiscal 2012, compared with the first quarter of fiscal 2011 due primarily to an increase in the number of rooms rented combined with a modest improvement in overall rates per occupied square foot.  Our average occupancy during the first quarter of fiscal 2012 increased by approximately 826,000 square feet compared to the same period last year.  During the quarter we added nearly 398,000 of new net rentable square feet to our portfolio, and compared to the same period last year we have increased available square feet by 1,068,000.

Sales of self-moving and self-storage products and services increased $1.1 million during the first quarter of fiscal 2012, compared with the first quarter of fiscal 2011.  The primary reason for the increase was from the sale of moving supplies.

Life insurance premiums increased $13.2 million during the first quarter of fiscal 2012, compared with the first quarter of fiscal 2011 primarily attributable to Medicare supplement premiums.

Property and casualty insurance premiums increased $0.7 million during the first quarter of fiscal 2012, compared with the first quarter of fiscal 2011 due to increases in Safestor and Safetow.

Other revenue increased $7.2 million during the first quarter of fiscal 2012, compared with the first quarter of fiscal 2011 primarily from the expansion of new business initiatives including our U-BoxTM program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $643.0 million for the first quarter of fiscal 2012, compared with $585.9 million for the first quarter of fiscal 2011.

Listed below are revenues and earnings from operations at each of our operating segments for the first quarter of fiscal 2012 and the first quarter of fiscal 2011. The insurance companies first quarters ended March 31, 2011 and 2010:

	Quarter Ended June 30,
	2011	2010
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$574,999	$535,158
Earnings from operations	147,271	126,435
Property and casualty insurance
Revenues	9,132	8,094
Earnings from operations	1,899	1,397
Life insurance
Revenues	59,999	43,842
Earnings from operations	2,035	3,403
Eliminations
Revenues	(1,165)	(1,147)
Earnings from operations	(2,842)	(3,126)
Consolidated results
Revenues	642,965	585,947
Earnings from operations	148,363	128,109

Total costs and expenses increased $36.8 million during the first quarter of fiscal 2012, compared with the first quarter of fiscal 2011.  Life Insurance accounted for $17.5 million of the increase due to additional commissions, benefits and losses associated with the increase in new business.

Operating expenses for Moving and Storage increased $17.3 million due largely to spending on rental equipment maintenance and personnel.  Cost of sales and commission expenses increased in relation to the associated revenues.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $148.4 million for the first quarter of fiscal 2012, compared with $128.1 million for the first quarter of fiscal 2011.

Interest expense for the first quarter of fiscal 2012 was $22.6 million, compared with $21.5 million for the first quarter of fiscal 2011.

Income tax expense was $47.5 million for the first quarter of fiscal 2012, compared with $40.1 million for first quarter of fiscal 2011 due to higher pretax earnings for the first quarter of fiscal 2012.

Dividends accrued on our Series A Preferred were $3.1 million and $3.2 million for the first quarter of fiscal 2012 and 2011, respectively.

As a result of the above mentioned items, earnings available to common shareholders were $69.2 million for the first quarter of fiscal 2012, compared with $63.3 million for the first quarter of fiscal 2011.

Basic and diluted earnings per share for the first quarter of fiscal 2012 were $3.56, compared with $3.26 for the first quarter of fiscal 2011.

The weighted average common shares outstanding basic and diluted were 19,460,126 for the first quarter of fiscal 2012, compared with 19,414,815 for the first quarter of fiscal 2011.

Moving and Storage

Quarter Ended June 30, 2011 compared with the Quarter Ended June 30, 2010

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first quarter of fiscal 2012 and the first quarter of fiscal 2011:

	Quarter Ended June 30,
	2011	2010
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$446,885	$419,880
Self-storage revenues	31,828	28,227
Self-moving and self-storage products and service sales	64,378	63,290
Property management fees	4,735	4,536
Net investment and interest income	7,029	6,290
Other revenue	20,144	12,935
Moving and Storage revenue	$574,999	$535,158

Self-moving equipment rental revenues increased $27.0 million during the first quarter of fiscal 2012, compared with the first quarter of fiscal 2011.  We are experiencing increases in transactions and average revenue per transaction for both In-Town and one-way moves.  Revenue per transaction is influenced by several factors including number of miles driven, mix of equipment rented and rental rates charged.  The average number of trucks in our fleet during the quarter increased just over 4% compared to the same period last year.

Self-storage revenues increased $3.6 million during the first quarter of fiscal 2012, compared with the first quarter of fiscal 2011 due primarily to an increase in the number of rooms rented combined with a modest improvement in overall rates per occupied square foot.  Our average occupancy during the first quarter of fiscal 2012 increased by approximately 826,000 square feet compared to the same period last year.  During the quarter we added nearly 398,000 of new net rentable square feet to our portfolio, and compared to the same period last year we have increased available square feet by 1,068,000.

Sales of self-moving and self-storage products and services increased $1.1 million during the first quarter of fiscal 2012, compared with the first quarter of fiscal 2011.  The primary reason for the increase was from the sale of moving supplies.

Other revenue increased $7.2 million during the first quarter of fiscal 2012, compared with the first quarter of fiscal 2011 due primarily from the expansion of new business initiatives including our U-BoxTM program.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended June 30,
	2011	2010
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of June 30	157	146
Square footage as of June 30	12,932	11,864
Average number of rooms occupied	120	110
Average occupancy rate based on room count	76.9%	75.8%
Average square footage occupied	10,046	9,220

Total costs and expenses increased $18.6 million during the first quarter of fiscal 2012, compared with the first quarter of fiscal 2011.  Operating expenses for the Moving and Storage increased $17.3 million due largely to spending on rental equipment maintenance and personnel.  Cost of sales and commission expenses increased in relation to the associated revenues.  Depreciation expense, before gains on the disposal of equipment increased $1.1 million while lease expense decreased $4.4 million.  Over the last several years the Company has decreased its use of leases for funding new equipment acquisitions and increased its use of term loans and securitizations, which is the primary cause of the decrease in lease expense and increase in depreciation.

Equity in the earnings of AMERCO’s insurance subsidiaries decreased $0.4 million for the first quarter of fiscal 2012, compared with the first quarter of fiscal 2011.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $147.3 million for the first quarter of fiscal 2012, compared with $126.4 million for the first quarter of fiscal 2011.

Property and Casualty Insurance

Quarter Ended March 31, 2011 compared with the Quarter Ended March 31, 2010

Net premiums were $6.9 million and $6.2 million for the quarters ended March 31, 2011 and 2010, respectively. The increase corresponded with the increased revenues at U-Haul.

Net investment income was $2.2 million and $1.9 million for the quarters ended March 31, 2011 and 2010, respectively.  The increase was due to more of the portfolio being transitioned out of short-term assets.

Net operating expenses stayed consistent at $2.8 million for the quarters ended March 31, 2011 and 2010, respectively.

Benefits and losses incurred were $4.5 million and $3.9 million for the quarters ended March 31, 2011 and 2010, respectively.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $1.9 million and $1.4 million for the quarters ended March 31, 2011 and 2010, respectively.

Life Insurance

Quarter Ended March 31, 2011 compared with the Quarter Ended March 31, 2010

Net premiums were $51.0 million and $37.8 million for the quarters ended March 31, 2011 and 2010, respectively.  Medicare supplement premiums increased $11.4 million, of which $12.9 million was attributable to the acquisition of a block of business on September 1, 2010, offset by policy terminations which exceeded rate increases on existing business.  Life premiums increased $1.0 million of which $1.3 million was due to continued sales and renewals of final expense premiums, $1.4 million from the coinsurance of a final expense block of business on October 1, 2010, offset by $1.8 million lower sales of single premium whole life.

Net investment income was $8.5 million and $5.5 million for the quarters ended March 31, 2011 and 2010, respectively.  The increase was due to $2.0 million in gains on the sale of securities and increased income due to a larger invested asset base.

Net operating expenses were $8.1 million and $6.7 million for the quarters ended March 31, 2011 and 2010, respectively. The increase was primarily a result of $0.7 in commissions paid on the newly acquired Medicare supplement block of business and an overall increase in general expenses of $0.8 for administration of the newly acquired block.

Benefits and losses incurred were $45.5 million and $31.5 million for the quarters ended March 31, 2011 and 2010, respectively.  Medicare supplement benefits increased $11.9 million, due to a $13.6 million increase as a result of the acquisition of the Medicare supplement block of business, offset by a reduction of $1.7 million in benefits on the existing business.  An additional increase of $1.8 million was from continued sales and renewals of final expense products and the coinsurance of the final expense block, offset by lower sales of single premium whole life.

Amortization of deferred acquisition costs (“DAC”) and the value of business acquired were $4.4 million and $2.2 million for the quarters ended March 31, of 2011 and 2010, respectively.  The increase resulted from amortization of additional annuity DAC, which is amortized proportionately against capital gains realized from the sale of assets supporting the annuity liabilities.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $2.0 million and $3.4 million for the quarters ended March 31, 2011 and 2010, respectively.

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

At June 30, 2011, cash and cash equivalents totaled $243.8 million, compared with $375.5 million on March 31, 2011. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). As of June 30, 2011 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and obligations of each operating segment were:

	Moving & Storage	Property and Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$191,120	$19,504	$33,129
Other financial assets	391,410	391,503	641,655
Debt obligations	1,413,250	-	-

(a) As of March 31, 2011

At June 30, 2011, our Moving and Storage segment had cash available under existing credit facilities of $323.8 million as well as $10.8 million of a securitized fleet loan to be used for new equipment purchases.

Net cash provided by operating activities decreased $22.5 million in the first quarter of fiscal 2012 compared with fiscal 2011.  Increases in cashflow from improving operations was more than offset by changes in working capital accounts.  Last year included a $5.5 million federal income tax refund and a $28.3 million deposit from a new loan for the purchase of new rental equipment.

Net cash used in investing activities increased $74.9 million in the first quarter of fiscal 2012, compared with fiscal 2011.  Purchases of property, plant and equipment, which are reported net of cash from operating leases, increased $76.9 million.  Cash from new leases decreased $4.7 million and cash used to purchase rental equipment, invest in construction and real estate increased $72.2 million.  Cash from the sales of property, plant and equipment increased $7.8 million largely due to improving resale values for pickup and cargo vans and an increase in the number sold.  Cash from investing activities at the insurance companies increased $5.1 million.

Net cash used by financing activities increased $78.9 million in the first quarter of fiscal 2012, as compared with fiscal 2011 primarily due to the redemption of the Series A Preferred stock.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily reflected new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2012, the Company will reinvest in its truck and trailer rental fleet approximately $235 million, net of equipment sales and excluding any lease buyouts. Through the first quarter of fiscal 2012 we have invested $115 million of this projected amount. Fleet investments in fiscal 2012 and beyond will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2012 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. The Company is funding these development projects through construction loans and internally generated funds. For the first quarter of fiscal 2012, the Company invested approximately $19 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2012, the timing of new projects will be dependent upon several factors including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the eMove® program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment) were $160.8 million and $91.7 million for the first quarter of fiscal 2012 and 2011, respectively. The Company entered into new equipment leases of $8.8 million and $13.6 million during the first quarter of fiscal 2012 and 2011, respectively.

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

Stockholder’s equity was $156.0 million and $154.6 million at March 31, 2011 and December 31, 2010, respectively. The net increase resulted from earnings of $1.2 million and an increase in the other comprehensive income of $0.2 million. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

The Life Insurance operating segment manages its financial assets to meet policyholder and other obligations including investment contract withdrawals. Life Insurance’s net withdrawals for the quarter ended March 31, 2011 were $5.5 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $188.9 million and $188.7 million at March 31, 2011 and December 31, 2010, respectively. The net increase resulted from earnings of $1.4 million and a decrease in other comprehensive income of $1.2 million. Life Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Net Cash Provided (Used) from Operating Activities by Operating Segments

Moving and Storage

Net cash provided from operating activities was $153.2 million and $167.1 million in the first quarter of fiscal 2012 and 2011, respectively.  Increases in cashflow from improving operations was more than offset by changes in working capital accounts.  Last year included a $5.5 million federal income tax refund and a $28.3 million deposit from a new loan for the purchase of new rental equipment.

Property and Casualty Insurance

Net cash provided (used) by operating activities was $1.9 million and ($1.6) million for the quarters ended March 31, 2011 and 2010, respectively. The increase was due to the collection of reinsurance recoverables.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolios amounted to $77.7 million and $76.2 million at March 31, 2011 and December 31, 2010, respectively. This balance reflects funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities was $3.3 million and $8.4 million for the quarters ended March 31, 2011 and 2010, respectively. The decrease was primarily comprised of a decrease in earnings of $0.8 million, higher gain on investments of $2.0 million and a timing difference of $6.8 million on the settlement of securities as of March 31, 2011.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolios. At March 31, 2011 and December 31, 2010, cash and cash equivalents and short-term investments amounted to $39.3 million and $53.6 million, respectively. Management believes that the overall sources of liquidity is adequate to meet foreseeable cash needs.

Liquidity and Capital Resources - Summary

We believe we have the financial resources needed to meet our business plans including our working capital needs. The Company continues to hold significant cash and has access to existing credit facilities and additional liquidity to meet our anticipated capital expenditure requirements for investment in our rental fleet, rental equipment and storage acquisitions and build outs.

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment operating leases. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management feels it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing facilities to meet the current and expected needs of the Company over the next several years. At June 30, 2011, we had cash availability under existing credit facilities of $323.8 million as well as $10.8 million from a securitized fleet loan to be used for new equipment purchases. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 4, Borrowings of the Notes to Condensed Consolidated Financial Statements.

Fair Value of Financial Instruments

Assets and liabilities are recorded at fair value on the condensed consolidated balance sheets and are measured and classified based upon a three tiered approach to valuation. ASC 820 requires that financial assets and liabilities recorded at fair value be classified and disclosed in a Level 1, Level 2 or Level 3 category. For more information, please see Note 14, Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements.

The available-for-sale securities held by the Company are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. At June 30, 2011, we had $1.2 million of available-for-sale assets and $4.5 million of other liabilities classified in Level 3.

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

Disclosures about Contractual Obligations and Commercial Commitments

Our estimates as to future contractual obligations have not materially changed from the disclosure included under the subheading Contractual Obligations in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

 Off Balance Sheet Arrangements

The Company uses off-balance sheet arrangements in situations where management believes that the economics and sound business principles warrant their use.

AMERCO utilizes operating leases for certain rental equipment and facilities with terms expiring substantially through 2018, with the exception of one land lease expiring in 2034. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, AMERCO has guaranteed approximately $153.5 million of residual values at June 30, 2011 for these assets at the end of their respective lease terms. AMERCO has been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of AMERCO’s minimum lease payments and residual value guarantees were $426.6 million at June 30, 2011.

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

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $8.6 million and $8.8 million from the above mentioned entities during the first quarter of fiscal 2012 and 2011, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $0.6 million for the first quarter of fiscal 2012 and 2011. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At June 30, 2011, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based on equipment rental revenues. The Company paid the above mentioned entities $10.6 million and $10.0 million in commissions pursuant to such dealership contracts during the first quarter of fiscal 2012 and 2011, respectively.

During the first quarter of fiscal 2012, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater. Blackwater is wholly-owned by Mark V. Shoen. The Company does not have an equity ownership interest in SAC Holdings. The Company recorded interest income of $4.8 million in the first quarter of fiscal 2012 and 2011, and received cash interest payments of $4.3 million and $3.3 million, from SAC Holdings during the first quarter of fiscal 2012 and 2011, respectively. The largest aggregate amount of notes receivable outstanding during the first quarter of fiscal 2012 was $196.2 million and the aggregate notes receivable balance at June 30, 2011 was $196.0 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturities of these notes are between 2019 and 2024.

These agreements along with notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $10.5 million, expenses of $0.6 million and cash flows of $12.7 million during the first quarter of fiscal 2012. Revenues and commission expenses related to the Dealer Agreements were $50.5 million and $10.6 million, respectively during the first quarter of fiscal 2012.

Fiscal 2012 Outlook

We will continue to focus our attention on increasing transaction volume and improving pricing, product and utilization for self-moving equipment rentals. Maintaining an adequate level of new investment in our truck fleet is an important component of our plan to meet our operational goals. Revenue in the U-Move program could be adversely impacted should we fail to execute in any of these areas. Even if we execute our plans, we could see declines in revenues primarily due to the economic conditions or competitive pressures that are beyond our control.

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation, the risk factors set forth in the section entitled Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, as well as the following: the Company’s ability to operate pursuant to the terms of its credit facilities; the Company’s ability to maintain contracts that are critical to its operations; the costs and availability of financing; the Company’s ability to execute its business plan; the Company’s ability to attract, motivate and retain key employees; general economic conditions; fluctuations in our costs to maintain and update our fleet and facilities; our ability to refinance our debt; changes in government regulations, particularly environmental regulations; our credit ratings; the availability of credit; changes in demand for our products; changes in the general domestic economy; the degree and nature of our competition; the resolution of pending litigation against the Company; changes in accounting standards and other factors described in this report or the other documents we file with the SEC. The above factors, the following disclosures, as well as other statements in this report and in the Notes to Condensed Consolidated Financial Statements, could contribute to or cause such risks or uncertainties, or could cause our stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by the Company that such matters will be realized. The Company assumes no obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

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

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)

$56,456	(a), (b)	(1,577)	5/10/2006	4/10/2012	5.06%	1 Month LIBOR
56,980	(a), (b)	(3,154)	10/10/2006	10/10/2012	5.57%	1 Month LIBOR
19,700	(a)	(1,743)	7/10/2006	7/10/2013	5.67%	1 Month LIBOR
251,667	(a)	(41,921)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
12,700	(a)	(1,252)	2/12/2007	2/10/2014	5.24%	1 Month LIBOR
8,544	(a)	(809)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
8,550	(a)	(803)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
10,000	(a), (b)	(697)	8/15/2008	6/15/2015	3.62%	1 Month LIBOR
10,925	(a)	(849)	8/29/2008	7/10/2015	4.04%	1 Month LIBOR
16,114	(a)	(1,372)	9/30/2008	9/10/2015	4.16%	1 Month LIBOR
9,375	(a), (b)	(179)	3/30/2009	4/15/2016	2.24%	1 Month LIBOR
12,251	(a), (b)	(94)	8/15/2010	7/15/2017	2.15%	1 Month LIBOR
25,000	(a), (b)	(349)	6/1/2011	6/1/2018	2.38%	1 Month LIBOR

(a) interest rate swap agreement
(b) forward swap

As of June 30, 2011, the Company had $599.7 million of variable rate debt obligations. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $1.0 million annually (after consideration of the effect of the above derivative contracts).

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 6.5% and 6.2% of our revenue was generated in Canada for the first quarter of fiscal 2012 and 2011, respectively. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

Item 1A. Risk Factors

We are not aware of any material updates to the risk factors described in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Registration Statement on form S-4, filed March 30, 2004, file no. 1-11255
3.2	Restated Bylaws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K ,filed on September 10, 2010, file no. 1-11255
4.1	Tenth Supplemental Indenture, dated June 7, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K ,filed on June 23, 2011, file no. 1-11255
4.2	Twelfth Supplemental Indenture dated June 14, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K ,filed on June 23, 2011, file no. 1-11255
4.3	Thirteenth Supplemental Indenture dated June 28, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K ,filed on July 20, 2011, file no. 1-11255
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Principal Financial Officer and Chief Accounting Officer of AMERCO	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Principal Financial Officer and Chief Accounting Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERCO

Date:  August 3, 2011                                                                            /s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date:  August 3, 2011                                                                            /s/ Jason A. Berg
Jason A. Berg
Chief Accounting Officer
(Principal Financial Officer)