Form 10-Q
period 2011-09-30
AMERCO /NV/
filed 2011-11-02
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from __________________ to __________________

Commission File Number	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.

1-11255	AMERCO	88-0106815
(A Nevada Corporation)
1325 Airmotive Way, Ste. 100
Reno, Nevada 89502-3239
Telephone (775) 688-6300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

           19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at November 1, 2011.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2011	2011
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$448,159	$375,496
Reinsurance recoverables and trade receivables, net	227,750	205,371
Inventories, net	57,759	59,942
Prepaid expenses	48,900	57,624
Investments, fixed maturities and marketable equities	694,150	659,809
Investments, other	227,935	201,868
Deferred policy acquisition costs, net	55,626	52,870
Other assets	107,499	166,633
Related party assets	296,016	301,968
	2,163,794	2,081,581
Property, plant and equipment, at cost:
Land	251,307	239,177
Buildings and improvements	1,052,203	1,024,669
Furniture and equipment	304,403	310,671
Rental trailers and other rental equipment	254,522	249,700
Rental trucks	1,739,993	1,611,763
	3,602,428	3,435,980
Less: Accumulated depreciation	(1,363,085)	(1,341,407)
Total property, plant and equipment	2,239,343	2,094,573
Total assets	$4,403,137	$4,176,154
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$330,671	$304,006
Notes, loans and leases payable	1,478,581	1,397,842
Policy benefits and losses, claims and loss expenses payable	961,514	927,376
Liabilities from investment contracts	238,116	246,717
Other policyholders' funds and liabilities	5,583	8,727
Deferred income	31,674	27,209
Deferred income taxes	350,656	271,257
Total liabilities	3,396,795	3,183,134

Commitments and contingencies (notes 4, 8, 9 and 10)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 and 5,791,700 shares issued and none and 5,791,700 outstanding as of September 30 and March 31, 2011	-	-
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of September 30 and March 31, 2011	-	-
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of September 30 and March 31, 2011	-	-
Common stock of $0.25 par value, 150,000,000 shares authorized; 41,985,700
issued as of September 30 and March 31, 2011	10,497	10,497
Additional paid-in capital	432,127	425,212
Accumulated other comprehensive loss	(66,221)	(46,467)
Retained earnings	1,310,415	1,140,002
Cost of common shares in treasury, net (22,377,912 shares as of September 30 and March 31, 2011)	(525,653)	(525,653)
Cost of preferred shares in treasury, net (6,100,000 shares as of September 30 and 308,300 shares as of March 31, 2011)	(151,997)	(7,189)
Unearned employee stock ownership plan shares	(2,826)	(3,382)
Total stockholders' equity	1,006,342	993,020
Total liabilities and stockholders' equity	$4,403,137	$4,176,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended September 30,
	2011	2010
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$511,626	$467,128
Self-storage revenues	34,008	30,647
Self-moving and self-storage products and service sales	59,768	56,821
Property management fees	4,826	4,580
Life insurance premiums	46,197	40,022
Property and casualty insurance premiums	8,749	8,300
Net investment and interest income	15,901	12,874
Other revenue	22,106	16,604
Total revenues	703,181	636,976

Costs and expenses:
Operating expenses	294,340	270,259
Commission expenses	64,049	57,613
Cost of sales	32,446	29,603
Benefits and losses	44,462	37,383
Amortization of deferred policy acquisition costs	2,675	1,876
Lease expense	32,712	37,964
Depreciation, net of (gains) on disposals of (($7,917) and ($8,921), respectively)	48,064	44,157
Total costs and expenses	518,748	478,855

Earnings from operations	184,433	158,121
Interest expense	(22,963)	(21,788)
Pretax earnings	161,470	136,333
Income tax expense	(60,459)	(51,114)
Net earnings	101,011	85,219
Less: Excess of redemption value over carrying value of preferred shares redeemed	-	(140)
Less: Preferred stock dividends	164	(3,101)
Earnings available to common shareholders	$101,175	$81,978
Basic and diluted earnings per common share	$5.20	$4.22
Weighted average common shares outstanding: Basic and diluted	19,470,948	19,427,595

Related party revenues for the second quarter of fiscal 2012 and 2011, net of eliminations, were $11.1 million and $10.8 million, respectively.

Related party costs and expenses for the second quarter of fiscal 2012 and 2011, net of eliminations, were $12.6 million and $12.0 million, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended September 30,
	2011	2010
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$958,174	$886,591
Self-storage revenues	65,836	58,874
Self-moving and self-storage products and service sales	124,146	120,111
Property management fees	9,561	9,116
Life insurance premiums	97,196	77,825
Property and casualty insurance premiums	15,647	14,479
Net investment and interest income	33,164	26,229
Other revenue	42,422	29,698
Total revenues	1,346,146	1,222,923

Costs and expenses:
Operating expenses	566,315	523,393
Commission expenses	121,001	109,782
Cost of sales	65,224	61,268
Benefits and losses	94,392	72,805
Amortization of deferred policy acquisition costs	7,050	4,069
Lease expense	66,946	76,630
Depreciation, net of (gains) on disposals of (($17,627) and ($17,309), respectivley)	92,422	88,746
Total costs and expenses	1,013,350	936,693

Earnings from operations	332,796	286,230
Interest expense	(45,596)	(43,252)
Pretax earnings	287,200	242,978
Income tax expense	(107,966)	(91,257)
Net earnings	179,234	151,721
Less: Excess of redemption value over carrying value of preferred shares redeemed	(5,908)	(171)
Less: Preferred stock dividends	(2,913)	(6,257)
Earnings available to common shareholders	$170,413	$145,293
Basic and diluted earnings per common share	$8.75	$7.48
Weighted average common shares outstanding: Basic and diluted	19,465,530	19,421,205

Related party revenues for the first six months of fiscal 2012 and 2011, net of eliminations, were $22.0 million and $21.4 million, respectively.

Related party costs and expenses for the first six months of fiscal 2012 and 2011, net of eliminations, were $23.9 million and $22.6 million, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter Ended September 30, 2011	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$161,470	$(60,459)	$101,011
Other comprehensive income (loss):
Foreign currency translation	(6,749)	-	(6,749)
Unrealized loss on investments	(1,373)	741	(632)
Change in fair value of cash flow hedges	(12,250)	4,655	(7,595)
Total comprehensive income	$141,098	$(55,063)	$86,035

Quarter Ended September 30, 2010	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$136,333	$(51,114)	$85,219
Other comprehensive income (loss):
Foreign currency translation	2,097	-	2,097
Unrealized gain on investments	5,575	(1,927)	3,648
Change in fair value of cash flow hedges	(7,485)	2,844	(4,641)
Total comprehensive income	$136,520	$(50,197)	$86,323

Six Months Ended September 30, 2011	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$287,200	$(107,966)	$179,234
Other comprehensive income (loss):
Foreign currency translation	(5,757)	-	(5,757)
Unrealized loss on investments	(6,751)	2,742	(4,009)
Change in fair value of cash flow hedges	(16,110)	6,122	(9,988)
Total comprehensive income	$258,582	$(99,102)	$159,480

Six Months Ended September 30, 2010	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$242,978	$(91,257)	$151,721
Other comprehensive income (loss):
Foreign currency translation	(1,779)	-	(1,779)
Unrealized gain on investments	6,763	(2,249)	4,514
Change in fair value of cash flow hedges	(19,568)	7,436	(12,132)
Total comprehensive income	$228,394	$(86,070)	$142,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2011	2010
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Net earnings	$179,234	$151,721
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	110,049	106,055
Amortization of deferred policy acquisition costs	7,050	4,069
Change in allowance for losses on trade receivables	(16)	(24)
Change in allowance for inventory reserves	2,008	840
Net gain on sale of real and personal property	(17,627)	(17,309)
Net gain on sale of investments	(4,880)	(1,329)
Deferred income taxes	89,129	57,091
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(22,360)	(5,969)
Inventories	177	(3,662)
Prepaid expenses	8,702	4,975
Capitalization of deferred policy acquisition costs	(9,010)	(7,377)
Other assets	21,973	766
Related party assets	5,644	6,710
Accounts payable and accrued expenses	11,327	20,102
Policy benefits and losses, claims and loss expenses payable	35,676	39,452
Other policyholders' funds and liabilities	(3,144)	(1,531)
Deferred income	4,558	2,399
Related party liabilities	293	693
Net cash provided by operating activities	418,783	357,672

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(348,331)	(274,240)
Short term investments	(138,457)	(109,785)
Fixed maturities investments	(137,121)	(122,504)
Equity securities	(9,056)	(9,043)
Preferred stock	(1,633)	(11,902)
Real estate	(5,146)	(1,784)
Mortgage loans	(65,612)	(1,308)
Proceeds from sale of:
Property, plant and equipment	110,289	122,157
Short term investments	154,026	178,461
Fixed maturities investments	97,010	56,841
Equity securities	10,210	133
Preferred stock	1,252	-
Real estate	109	683
Mortgage loans	29,722	1,421
Net cash used by investing activities	(302,738)	(170,870)

Cash flows from financing activities:
Borrowings from credit facilities	178,267	134,556
Principal repayments on credit facilities	(99,102)	(209,420)
Debt issuance costs	(1,316)	(89)
Capital lease payments	(3,505)	(8,369)
Leveraged Employee Stock Ownership Plan - repayments from loan	556	592
Securitization deposits	38,428	-
Preferred stock redemption paid	(144,289)	-
Preferred stock dividends paid	(2,913)	(6,257)
Contribution to related party	(518)	-
Investment contract deposits	6,070	5,875
Investment contract withdrawals	(14,671)	(17,409)
Net cash used by financing activities	(42,993)	(100,521)

Effects of exchange rate on cash	(389)	(569)

Increase (decrease) in cash and cash equivalents	72,663	85,712
Cash and cash equivalents at the beginning of period	375,496	244,118
Cash and cash equivalents at the end of period	$448,159	$329,830

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

The condensed consolidated balance sheet as of September 30, 2011 and the related condensed consolidated statements of operations and comprehensive income for the second quarter and the first six months and the cash flows for the first six months ended fiscal 2012 and 2011 are unaudited.

In our opinion, all adjustments necessary for the fair presentation of such condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The information in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

Description of Operating Segments

AMERCO has three reportable segments. They are Moving and Storage, Property and Casualty Insurance and Life Insurance.

The Moving and Storage operating segment includes AMERCO, U-Haul, and Real Estate and the wholly-owned subsidiaries of U-Haul and Real Estate. Operations consist of the rental of trucks and trailers, sales of moving supplies, sales of towing accessories, sales of propane, the rental of self-storage spaces to the “do-it-yourself” mover and management of self-storage properties owned by others. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

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

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares, net of shares committed to be released, were 131,483 and 173,803 as of September 30, 2011 and September 30, 2010, respectively.

On June 1, 2011, the Company redeemed all 6,100,000 shares of its issued and outstanding Series A 8½% Preferred Stock (“Series A Preferred”) at a redemption price of $25 per share plus accrued dividends through that date.  Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260 – Earnings Per Share (“ASC 260”), for earnings per share purposes, we recognize the deficit of the carrying amount of the Series A Preferred over the consideration paid to redeem the shares.

The Series A Preferred was recorded in our Additional Paid-In Capital account, net of original issue costs at $146.3 million prior to the redemption.  The Company paid $152.5 million to redeem the shares on June 1, 2011 of which $7.7 million was paid to our insurance subsidiaries in exchange for their holdings.  The difference between what was paid to redeem the shares less their carrying amount on our balance sheet, reduced by our insurance subsidiaries holdings is $5.9 million.  This amount was recognized as a reduction to our earnings available to our common shareholders for the purposes of computing earnings per share for the first six months of fiscal 2012.

From January 1, 2009 through March 31, 2011, our insurance subsidiaries purchased 308,300 shares of our Series A Preferred on the open market for $7.2 million.  Pursuant to ASC 260, we recognized a $0.2 million charge to net earnings in the first six months of fiscal 2011 in connection with these purchases.

3. Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company deposits bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $14.4 million at September 30, 2011.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Available-for-Sale Investments

Available-for-sale investments at September 30, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$28,550	$1,941	$(19)	$-	$30,472
U.S. government agency mortgage-backed securities	50,646	4,390	(1)	-	55,035
Obligations of states and political subdivisions	116,559	2,648	(70)	(917)	118,220
Corporate securities	424,478	24,123	(676)	(892)	447,033
Mortgage-backed securities	6,017	213	(70)	-	6,160
Redeemable preferred stocks	24,371	1,012	(459)	(34)	24,890
Common stocks	27,736	12	(14,055)	(1,353)	12,340
	$678,357	$34,339	$(15,350)	$(3,196)	$694,150

The table above includes gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

The Company sold available-for-sale securities with a fair value of $122.0 million during the first six months of fiscal 2012. The gross realized gains on these sales totaled $5.2 million. The gross realized losses on these sales totaled $0.1 million.

The unrealized losses of more than twelve months in the available-for-sale table are considered temporary declines. The Company tracks each investment with an unrealized loss and evaluates them on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments may have declines determined by management to be other-than-temporary and the Company recognizes these write-downs through earnings. The Company’s insurance subsidiaries recognized $0.1 million in other-than-temporary impairments for the second quarter and first six months of fiscal 2012. There were no write downs in the second quarter or for the first six months of fiscal 2011.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income were as follows:

Credit Loss
(Unaudited)
(In thousands)
Balance at March 31, 2011	$552
Additions:
Other-than-temporary impairment not previously recognized	-
Balance at September 30, 2011	$552

The adjusted cost and estimated market value of available-for-sale investments at September 30, 2011, by contractual maturity, were as follows:

	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)
Due in one year or less	$39,532	$40,213
Due after one year through five years	150,925	159,268
Due after five years through ten years	173,671	183,302
Due after ten years	256,105	267,977
	620,233	650,760

Mortgage backed securities	6,017	6,160
Redeemable preferred stocks	24,371	24,890
Equity securities	27,736	12,340
	$678,357	$694,150

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4. Borrowings

Long-Term Debt

Long-term debt was as follows:

			September 30,	March 31,
	2012 Rate (a)	Maturities	2011	2011
			(Unaudited)
			(In thousands)
Real estate loan (amortizing term)	6.93%	2018	$250,000	$255,000
Real estate loan (revolving credit)	-	2018	-	-
Real estate loan (amortizing term)	2.13%	2016	25,899	11,222
Real estate loan (revolving credit)	1.72%	2012	23,599	-
Senior mortgages	5.47% - 5.75%	2015	466,375	476,783
Working capital loan (revolving credit)	-	2012	-	-
Fleet loans (amortizing term)	3.52% - 7.95%	2012 - 2018	403,938	325,591
Fleet loans (securitization)	4.90% - 5.56%	2014 - 2017	244,127	271,290
Other obligations	3.00% - 9.50%	2011 - 2031	66,648	57,956
Less: Other obligations held by subsidiaries			(2,005)	-
Total notes, loans and leases payable			$1,478,581	$1,397,842

(a) Interest rate as of September 30, 2011, including the effect of applicable hedging instruments.

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. The loan has a final maturity date of August 2018. The loan is comprised of a term loan facility with initial availability of $300.0 million and a revolving credit facility with a current availability of $198.8 million. As of September 30, 2011, the outstanding balance on the Real Estate Loan was $250.0 million and the Company had the full $198.8 million available to be drawn. U-Haul International, Inc. is a guarantor of this loan.

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

The interest rate for the amortizing term portion, per the provisions of the amended Loan Agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At September 30, 2011, the applicable LIBOR was 0.23% and the applicable margin was 1.50%, the sum of which was 1.73%. The rate on the term facility portion of the Real Estate Loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin.

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

Amerco Real Estate Company and a subsidiary of U-Haul International, Inc. entered into a revolving credit construction loan effective June 29, 2006. This loan was modified and extended on June 27, 2011. The loan is now comprised of a term loan facility with initial availability of $26.1 million and a final maturity of June 30, 2016. As of September 30, 2011, the outstanding balance was $25.9 million.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

This Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and any accrued and unpaid interest due at maturity. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 1.90%. At September 30, 2011, the applicable LIBOR was 0.23% and the margin was 1.90%, the sum of which was 2.13%. U-Haul International, Inc. and AMERCO are guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

On April 29, 2011, Amerco Real Estate Company and U-Haul Company of Florida entered into a revolving credit agreement for $100.0 million. This agreement has a maturity of April 2012 with an option for a one year extension. As of September 30, 2011, the Company had $76.4 million available to be drawn. The interest rate is the applicable LIBOR plus a margin of 1.50%. At September 30, 2011, the applicable LIBOR was 0.22% and the margin was 1.50%, the sum of which was 1.72%. AMERCO and U-Haul International, Inc. are guarantors of this facility. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgage loan balances as of September 30, 2011 were in the aggregate amount of $415.0 million and are due July 2015. The Senior Mortgages require average monthly principal and interest payments of $3.0 million with the unpaid loan balance and accrued and unpaid interest due at maturity. These senior mortgages are secured by certain properties owned by the borrowers. The interest rates, per the provisions of these senior mortgages, are 5.68% and 5.52% per annum. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of these senior mortgages. The default provisions of these senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Various subsidiaries of the Company are borrowers under the mortgage backed loans that we also classify as senior mortgages. These loans are secured by certain properties owned by the borrowers. The loan balance of these notes totals $51.4 million as of September 30, 2011. These loans mature in 2015. Rates for these loans range from 5.47% to 5.75%. The loans require monthly principal and interest payments with the balances due upon maturity. The default provisions of the loans include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Working Capital Loans

Amerco Real Estate Company is a borrower under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $25.0 million. At September 30, 2011, the Company had the full $25.0 million available to be drawn. The loan is secured by certain properties owned by the borrower. The loan agreement provides for revolving loans, subject to the terms of the loan agreement with final maturity in November 2012. The loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. U-Haul International, Inc. and AMERCO are the guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 1.50%.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under amortizing term loans. The balance of the loans as of September 30, 2011 was $308.9 million with the final maturities between April 2012 and September 2018.

The Amortizing Loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the Loan Agreements, are the applicable LIBOR plus a margin between 0.90% and

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.63%. At September 30, 2011, the applicable LIBOR was between 0.22% and 0.23% and applicable margins were between 1.13% and 2.63%. The interest rates are hedged with interest rate swaps fixing the rates between 3.85% and 7.32% based on current margins. Additionally, $11.8 million of these loans are carried at a fixed rate of 7.95%.

AMERCO and U-Haul International, Inc. are guarantors of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

On December 31, 2009 a subsidiary of U-Haul International, Inc. entered into an $85.0 million term note that was used to fund cargo van and pickup acquisitions for the past two years. This term note was amended on August 26, 2011. The amount of the term note was increased to $95 million and the final maturity of the note was extended to August 2016. The agreement contains options to extend the maturity through May 2017.  The note is secured by the purchased equipment and the corresponding operating cash flows associated with their operation.  This note has a fixed interest rate of 3.52%.

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

The 2007 Box Truck Note has a fixed interest rate of 5.56% with an estimated final maturity of February 2014. At September 30, 2011, the outstanding balance was $106.3 million. The note is secured by the box trucks that were purchased and the corresponding operating cash flows associated with their operation.

The 2007 Box Truck Note has the benefit of a financial guaranty insurance policy which guarantees the timely payment of interest on and the ultimate payment of the principal of this note.

2010 U-Haul S Fleet and its subsidiaries (collectively, “2010 USF”) issued a $155.0 million asset-backed note (“2010 Box Truck Note”) on October 28, 2010. 2010 USF is a bankruptcy-remote special purpose entity wholly-owned by U-Haul International, Inc. The net proceeds from the securitized transaction were used to finance new box truck purchases. U.S. Bank, NA acts as the trustee for this securitization.

The 2010 Box Truck Note has a fixed interest rate of 4.90% with an estimated final maturity of October 2017. At September 30, 2011, the outstanding balance was $137.8 million. The note is secured by the box trucks being purchased and the corresponding operating cash flows associated with their operation.

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

Other Obligations

The Company entered into capital leases for new equipment between April 2008 and September 2011, with terms of the leases between 3 and 7 years. At September 30, 2011, the balance of these leases was $59.7 million.

In January 2010, the Company entered into a $0.5 million premium financing arrangement for two years expiring in December 2011 with a fixed rate of 3.37%. At September 30, 2011, the outstanding balance was $0.1 million.

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

At September 30, 2011 the aggregate outstanding principal balance of the U-Notes issued was $6.8 million with interest rates between 3.00% and 8.00% and maturity dates between 2013 and 2031.

Annual Maturities of Notes, Loans and Leases Payable

The annual maturities of long-term debt as of September 30, 2011 for the next five years and thereafter are as follows:

	Year Ending September 30,
	2012	2013	2014	2015	2016	Thereafter
	(Unaudited)
	(In thousands)
Notes, loans and leases payable, secured	$226,513	$112,910	$167,231	$474,254	$250,700	$246,973

Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Quarter Ended September 30,
	2011	2010
	(Unaudited)
	(In thousands)
Interest expense	$16,040	$14,586
Capitalized interest	(46)	(122)
Amortization of transaction costs	1,058	1,049
Interest expense resulting from derivatives	5,911	6,275
Total interest expense	$22,963	$21,788

	Six Months Ended September 30,
	2011	2010
	(Unaudited)
	(In thousands)
Interest expense	$31,879	$29,011
Capitalized interest	(78)	(269)
Amortization of transaction costs	2,094	2,154
Interest expense resulting from derivatives	11,701	12,356
Total interest expense	$45,596	$43,252

Interest paid in cash including payments related to derivative contracts, amounted to $20.6 million and $19.2 million for the second quarter of fiscal 2012 and 2011, respectively and $40.9 million and $38.8 million for the first six months of fiscal 2012 and 2011, respectively.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended September 30,
	2011	2010
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	1.65%	1.82%
Interest rate at the end of the quarter	1.72%	-
Maximum amount outstanding during the quarter	$38,599	$75,000
Average amount outstanding during the quarter	$21,717	$33,804
Facility fees	$100	$57

	Revolving Credit Activity
	Six Months Ended September 30,
	2011	2010
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the first six months	1.68%	1.81%
Interest rate at the end of the first six months	1.72%	-
Maximum amount outstanding during the first six months	$38,599	$111,000
Average amount outstanding during the first six months	$18,049	$59,585
Facility fees	$307	$113

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Original variable rate debt amount		Agreement Date	Effective Date	Expiration Date	Designated cash flow hedge date
(Unaudited)
(In millions)
$142.3	(a), (b)	11/15/2005	5/10/2006	4/10/2012	5/31/2006
50.0	(a)	6/21/2006	7/10/2006	7/10/2013	6/9/2006
144.9	(a), (b)	6/9/2006	10/10/2006	10/10/2012	6/9/2006
300.0	(a)	8/16/2006	8/18/2006	8/10/2018	8/4/2006
30.0	(a)	2/9/2007	2/12/2007	2/10/2014	2/9/2007
20.0	(a)	3/8/2007	3/12/2007	3/10/2014	3/8/2007
20.0	(a)	3/8/2007	3/12/2007	3/10/2014	3/8/2007
19.3	(a), (b)	4/8/2008	8/15/2008	6/15/2015	3/31/2008
19.0	(a)	8/27/2008	8/29/2008	7/10/2015	4/10/2008
30.0	(a)	9/24/2008	9/30/2008	9/10/2015	9/24/2008
15.0	(a), (b)	3/24/2009	3/30/2009	4/15/2016	3/25/2009
14.7	(a)	7/6/2010	8/15/2010	7/15/2017	7/6/2010
25.0	(a), (b)	4/26/2011	6/1/2011	6/1/2018	7/1/2011
50.0	(a), (b)	7/29/2011	8/15/2011	8/15/2018	7/29/2011
20.0	(a), (b)	8/3/2011	9/12/2011	9/10/2018	8/3/2011

(a) interest rate swap agreement
(b) forward swap

As of September 30, 2011, the total notional amount of the Company’s variable interest rate swaps was $555.7 million.

The derivative fair values located in accounts payable and accrued expenses in the balance sheets were as follows:

	Liability Derivatives Fair Value as of
	September 30, 2011	March 31, 2011
	(Unaudited)
	(In thousands)
Interest rate contracts designated as hedging instruments	$66,816	$51,052

	The Effect of Interest Rate Contracts on the Statements of Operations
	September 30, 2011	September 30, 2010
	(Unaudited)
	(In thousands)
Loss recognized in income on interest rate contracts	$11,701	$12,356
(Gain) loss recognized in AOCI on interest rate contracts (effective portion)	$16,110	$19,568
Loss reclassified from AOCI into income (effective portion)	$12,048	$12,509
(Gain) loss recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$(347)	$(153)

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Gains or losses recognized in income on derivatives are recorded as interest expense in the statements of operations. At September 30, 2011, the Company expects to reclassify $21.1 million of net losses on interest rate contracts from accumulated other comprehensive income to earnings that will offset interest payments over the next twelve months.

6. Stockholders’ Equity

From January 1, 2009 through March 31, 2011, our insurance subsidiaries purchased 308,300 shares of Series A Preferred on the open market for $7.2 million. Pursuant to ASC 260, we recognized a $0.2 million charge to net earnings for the first six months of fiscal 2011 in connection with these entities.

On June 1, 2011, the Company redeemed all 6,100,000 shares of its issued and outstanding Series A Preferred at a redemption price of $25 per share plus accrued dividends through that date.  Pursuant to ASC 260, for earnings per share purposes, we recognize the deficit of the carrying amount of the Series A Preferred over the consideration paid to redeem the shares.

The Series A Preferred was recorded in our Additional Paid-In Capital account, net of original issue costs at $146.3 million prior to the redemption. The Company paid $152.5 million to redeem the shares on June 1, 2011 of which $7.7 million was paid to our insurance subsidiaries in exchange for their holdings. The difference between what was paid to redeem the shares less their carrying amount on our balance sheet, reduced by our insurance subsidiaries holdings is $5.9 million. This amount was recognized as a reduction to our earnings available to our common shareholders for the purposes of computing earnings per share for the first six months of fiscal 2012.

7. Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Gain on Investments	Fair Market Value of Cash Flow Hedges	Postretirement Benefit Obligation Gain	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)
Balance at March 31, 2011	$(26,028)	$10,861	$(32,438)	$1,138	$(46,467)
Foreign currency translation	(5,757)	-	-	-	(5,757)
Unrealized gain on investments	-	(4,009)	-	-	(4,009)
Change in fair value of cash flow hedges	-	-	(9,988)	-	(9,988)
Balance at September 30, 2011	$(31,785)	$6,852	$(42,426)	$1,138	$(66,221)

8. Contingent Liabilities and Commitments

The Company leases a portion of its rental equipment and certain of its facilities under operating leases with terms that expire at various dates substantially through 2018, with the exception of one land lease expiring in 2034. As of September 30, 2011, AMERCO has guaranteed $143.1 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, the Company has the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. AMERCO has been leasing equipment since 1987 and has experienced no material losses relating to these types of residual value guarantees.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
	(Unaudited)
		(In thousands)
Year-ended September 30:
2012	$14,584	$102,047	$116,631
2013	13,459	82,465	95,924
2014	8,847	63,315	72,162
2015	676	39,926	40,602
2016	550	9,707	10,257
Thereafter	5,139	4,022	9,161
Total	$43,255	$301,482	$344,737

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

On remand, on July 22, 2011, AMERCO filed a Motion for Summary Judgment based upon the Shareholder’s Ratification of the SAC transactions. In addition, on August 29, 2011, certain defendants filed a Motion to Dismiss Plaintiffs’ Claim for Wrongful Interference with Prospective Economic Advantage. On August 31, 2011, the trial court held a status conference and entered an order setting forth the briefing schedule for the two motions.

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

10. Related Party Transactions

As set forth in the Audit Committee Charter and consistent with Nasdaq Listing Rules, the Company’s Audit Committee (the “Audit Committee”) reviews and maintains oversight over related party transactions which are required to be disclosed under the Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, all such related party transactions are submitted to the Audit Committee for ongoing review and oversight. The Company’s internal processes ensure that the Company’s legal and finance departments identify and monitor potential related party transactions which may require disclosure and Audit Committee oversight.

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

Related Party Revenue

	Quarter Ended September 30,
	2011	2010
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from SAC Holdings	$4,858	$4,815
U-Haul interest income revenue from Private Mini	1,366	1,374
U-Haul management fee revenue from SAC Holdings	3,821	3,598
U-Haul management fee revenue from Private Mini	554	543
U-Haul management fee revenue from Mercury	451	438
	$11,050	$10,768

	Six Months Ended September 30,
	2011	2010
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from SAC Holdings	$9,674	$9,585
U-Haul interest income revenue from Private Mini	2,719	2,738
U-Haul management fee revenue from SAC Holdings	7,550	7,157
U-Haul management fee revenue from Private Mini	1,106	1,083
U-Haul management fee revenue from Mercury	905	875
	$21,954	$21,438

During the first six months of fiscal 2012, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. The Company does not have an equity ownership interest in SAC Holdings. The Company received cash interest payments of $10.0 million and $8.8 million, from SAC Holdings during the first six months of fiscal 2012 and 2011, respectively. The largest aggregate amount of notes receivable outstanding during the first six months of fiscal 2012 was $196.2 million and the aggregate notes receivable balance at September 30, 2011 was $195.8 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturities of these notes are between 2019 and 2024.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

During the first six months of fiscal 2012, AMERCO and U-Haul held various junior notes issued by Private Mini Storage Realty, L.P. (“Private Mini”). The equity interests of Private Mini are ultimately controlled by Blackwater. The Company received cash interest payments of $2.7 million and $2.8 million from Private Mini during the first six months of fiscal 2012 and 2011, respectively. The largest aggregate amount outstanding during the first six months of fiscal 2012 was $66.7 million and the aggregate notes receivable balance at September 30, 2011 was $66.5 million.

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $13.5 million from the above mentioned entities during the first six months of fiscal 2012 and 2011. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

Related Party Costs and Expenses

	Quarter Ended September 30,
	2011	2010
	(Unaudited)
	(In thousands)
U-Haul lease expenses to SAC Holdings	$503	$622
U-Haul commission expenses to SAC Holdings	11,379	10,628
U-Haul commission expenses to Private Mini	763	724
	$12,645	$11,974

	Six Months Ended September 30,
	2011	2010
	(Unaudited)
	(In thousands)
U-Haul lease expenses to SAC Holdings	$1,126	$1,245
U-Haul commission expenses to SAC Holdings	21,382	20,044
U-Haul commission expenses to Private Mini	1,406	1,340
	$23,914	$22,629

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

At September 30, 2011, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based upon equipment rental revenues

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $21.1 million, expenses of $1.1 million and cash flows of $23.9 million during the first six months of fiscal 2012. Revenues and commission expenses related to the Dealer Agreements were $108.1 million and $22.8 million, respectively during the first six months of fiscal 2012.

The Company adopted Accounting Standards Update 2009-17 (“ASU 2009-17”), which amends the FASB ASC for the issuance of FASB Statement 167, Amendments to FASB Interpretation 46(R), as of April 1, 2010.  Management determined that the junior notes of SAC Holdings and Private Mini and the management agreements with SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini represent potential variable interests for the Company.  Management evaluated whether it should be identified as the primary beneficiary of one or more of these variable interest entity’s (“VIE’s”) using a two step approach in which management (i) identified all other parties that hold interests in the VIE’s, and (ii) determined if any variable interest holder has the power to direct the activities of the VIE’s that most significantly impact their economic performance.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company has not provided financial or other support explicitly or implicitly during the first six months ended September 30, 2011 to any of these entities that it was not previously contractually required to provide. The carrying amount and classification of the assets and liabilities in the Company’s balance sheets that relate to the Company’s variable interests in the aforementioned entities are as follows, which approximate the maximum exposure to loss as a result of the Company’s involvement with these related party entities:

Related Party Assets

	September 30,	March 31,
	2011	2011
	(Unaudited)
	(In thousands)
U-Haul notes, receivables and interest from Private Mini	$69,344	$69,201
U-Haul notes receivable from SAC Holdings	195,831	196,191
U-Haul interest receivable from SAC Holdings	16,816	17,096
U-Haul receivable from SAC Holdings	12,645	16,346
U-Haul receivable from Mercury	2,529	3,534
Other (a)	(1,149)	(400)
	$296,016	$301,968

(a) Timing differences for intercompany balances with insurance subsidiaries.

From January 1, 2009 through March 31, 2011, our insurance subsidiaries purchased 308,300 shares of our Series A Preferred on the open market for $7.2 million.

11. Consolidating Financial Information by Industry Segment

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of September 30, 2011 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$289,563	$131,044	$818	$-		$421,425	$16,812	$9,922	$-		$448,159
Reinsurance recoverables and trade receivables, net	-	26,401	-	-		26,401	181,613	19,738	(2)	(c)	227,750
Inventories, net	-	57,759	-	-		57,759	-	-	-		57,759
Prepaid expenses	5,426	43,088	386	-		48,900	-	-	-		48,900
Investments, fixed maturities and marketable equities	10,880	-	-	-		10,880	118,816	564,454	-		694,150
Investments, other	-	8,409	32,706	-		41,115	102,141	85,429	(750)	(c)	227,935
Deferred policy acquisition costs, net	-	-	-	-		-	-	55,626	-		55,626
Other assets	695	77,839	28,125	-		106,659	502	338	-		107,499
Related party assets	1,072,200	241,951	96	(1,015,373)	(c)	298,874	3,455	-	(6,313)	(c)	296,016
	1,378,764	586,491	62,131	(1,015,373)		1,012,013	423,339	735,507	(7,065)		2,163,794

Investment in subsidiaries	(640)	-	-	355,025	(b)	354,385	-	-	(354,385)	(b)	-

Property, plant and equipment, at cost:
Land	-	51,451	199,856	-		251,307	-	-	-		251,307
Buildings and improvements	-	158,789	893,414	-		1,052,203	-	-	-		1,052,203
Furniture and equipment	167	285,885	18,351	-		304,403	-	-	-		304,403
Rental trailers and other rental equipment	-	254,522	-	-		254,522	-	-	-		254,522
Rental trucks	-	1,739,993	-	-		1,739,993	-	-	-		1,739,993
	167	2,490,640	1,111,621	-		3,602,428	-	-	-		3,602,428
Less: Accumulated depreciation	(142)	(1,011,475)	(351,468)	-		(1,363,085)	-	-	-		(1,363,085)
Total property, plant and equipment	25	1,479,165	760,153	-		2,239,343	-	-	-		2,239,343
Total assets	$1,378,149	$2,065,656	$822,284	$(660,348)		$3,605,741	$423,339	$735,507	$(361,450)		$4,403,137

(a) Balances as of June 30, 2011
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating balance sheets by industry segment as of September 30, 2011 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$929	$319,772	$3,873	$-		$324,574	$-	$6,115	$(18)	(c)	$330,671
Notes, loans and leases payable	-	752,425	728,161	-		1,480,586	-	-	(2,005)	(c)	1,478,581
Policy benefits and losses, claims and loss expenses payable	-	391,316	-	-		391,316	289,970	280,228	-		961,514
Liabilities from investment contracts	-	-	-	-		-	-	238,116	-		238,116
Other policyholders' funds and liabilities	-	-	-	-		-	2,973	2,610	-		5,583
Deferred income	-	31,674	-	-		31,674	-	-	-		31,674
Deferred income taxes	368,052	-	-	-		368,052	(28,553)	11,157	-		350,656
Related party liabilities	-	776,654	241,916	(1,015,373)	(c)	3,197	1,653	192	(5,042)	(c)	-
Total liabilities	368,981	2,271,841	973,950	(1,015,373)		2,599,399	266,043	538,418	(7,065)		3,396,795

Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-		-	-	-	-		-
Series B preferred stock	-	-	-	-		-	-	-	-		-
Series A common stock	-	-	-	-		-	-	-	-		-
Common stock	10,497	540	1	(541)	(b)	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	432,337	121,230	147,941	(269,171)	(b)	432,337	89,620	26,271	(116,101)	(b,d)	432,127
Accumulated other comprehensive income (loss)	(66,221)	(73,073)	-	73,073	(b)	(66,221)	2,695	13,246	(15,941)	(b)	(66,221)
Retained earnings (deficit)	1,310,205	(252,056)	(299,608)	551,664	(b)	1,310,205	61,680	155,072	(216,542)	(b,d)	1,310,415
Cost of common shares in treasury, net	(525,653)	-	-	-		(525,653)	-	-	-		(525,653)
Cost of preferred shares in treasury, net	(151,997)	-	-	-		(151,997)	-	-	-		(151,997)
Unearned employee stock ownership plan shares	-	(2,826)	-	-		(2,826)	-	-	-		(2,826)
Total stockholders' equity (deficit)	1,009,168	(206,185)	(151,666)	355,025		1,006,342	157,296	197,089	(354,385)		1,006,342
Total liabilities and stockholders' equity	$1,378,149	$2,065,656	$822,284	$(660,348)		$3,605,741	$423,339	$735,507	$(361,450)		$4,403,137

(a) Balances as of June 30, 2011
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

(a) Balances as of December 31, 2010
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables
(d) Eliminate intercompany preferred stock investment

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating balance sheets by industry segment as of March 31, 2011 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$854	$294,387	$3,729	$-		$298,970	$-	$5,036	$-			$304,006
Notes, loans and leases payable	-	693,801	704,041	-		1,397,842	-	-	-			1,397,842
Policy benefits and losses, claims and loss expenses payable	-	397,381	-	-		397,381	276,726	253,269	-			927,376
Liabilities from investment contracts	-	-	-	-		-	-	246,717	-			246,717
Other policyholders' funds and liabilities	-	-	-	-		-	4,820	3,907	-			8,727
Deferred income	-	27,209	-	-		27,209	-	-	-			27,209
Deferred income taxes	294,518	-	-	-		294,518	(29,519)	6,541	(283)	(d)		271,257
Related party liabilities	-	858,655	233,618	(1,089,457)	(c)	2,816	1,816	136	(4,768)	(c)		-
Total liabilities	295,372	2,271,433	941,388	(1,089,457)		2,418,736	253,843	515,606	(5,051)			3,183,134

Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-		-	-	-	-			-
Series B preferred stock	-	-	-	-		-	-	-	-			-
Series A common stock	-	-	-	-		-	-	-	-			-
Common stock	10,497	540	1	(541)	(b)	10,497	3,301	2,500	(5,801)	(b)		10,497
Additional paid-in capital	432,611	121,230	147,941	(269,171)	(b)	432,611	89,620	26,271	(123,290)	(b,d	)	425,212
Accumulated other comprehensive income (loss)	(45,942)	(57,328)	-	57,328	(b)	(45,942)	2,707	9,951	(13,183)	(b,d	)	(46,467)
Retained earnings (deficit)	1,139,792	(392,686)	(301,723)	694,409	(b)	1,139,792	59,018	149,943	(208,751)	(b,d	)	1,140,002
Cost of common shares in treasury, net	(525,653)	-	-	-		(525,653)	-	-	-			(525,653)
Cost of preferred shares in treasury, net	(7,189)	-	-	-		(7,189)	-	-	-			(7,189)
Unearned employee stock ownership plan shares	-	(3,382)	-	-		(3,382)	-	-	-			(3,382)
Total stockholders' equity (deficit)	1,004,116	(331,626)	(153,781)	482,025		1,000,734	154,646	188,665	(351,025)			993,020
Total liabilities and stockholders' equity	$1,299,488	$1,939,807	$787,607	$(607,432)		$3,419,470	$408,489	$704,271	$(356,076)			$4,176,154

(a) Balances as of December 31, 2010
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables
(d) Eliminate intercompany preferred stock investment

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statement of operations by industry segment for the quarter ended September 30, 2011 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$512,073	$-	$-		$512,073	$-	$-	$(447)	(c)		$511,626
Self-storage revenues	-	33,710	298	-		34,008	-	-	-			34,008
Self-moving and self-storage products and service sales	-	59,768	-	-		59,768	-	-	-			59,768
Property management fees	-	4,826	-	-		4,826	-	-	-			4,826
Life insurance premiums	-	-	-	-		-	-	46,197	-			46,197
Property and casualty insurance premiums	-	-	-	-		-	8,749	-	-			8,749
Net investment and interest income	1,549	5,150	110	-		6,809	2,924	6,662	(494)	(b,e	)	15,901
Other revenue	-	23,517	19,894	(21,277)	(b)	22,134	-	333	(361)	(b)		22,106
Total revenues	1,549	639,044	20,302	(21,277)		639,618	11,673	53,192	(1,302)			703,181

Costs and expenses:
Operating expenses	1,862	302,481	2,339	(21,277)	(b)	285,405	3,620	6,115	(800)	(b,c	)	294,340
Commission expenses	-	64,049	-	-		64,049	-	-	-			64,049
Cost of sales	-	32,446	-	-		32,446	-	-	-			32,446
Benefits and losses	-	-	-	-		-	5,856	38,606	-			44,462
Amortization of deferred policy acquisition costs	-	-	-	-		-	-	2,675	-			2,675
Lease expense	21	32,990	7	-		33,018	-	-	(306)	(b)		32,712
Depreciation, net of (gains) losses on disposals	2	44,620	3,442	-		48,064	-	-	-			48,064
Total costs and expenses	1,885	476,586	5,788	(21,277)		462,982	9,476	47,396	(1,106)			518,748

Equity in earnings of subsidiaries	86,685	-	-	(81,495)	(d)	5,190	-	-	(5,190)	(d)		-

Earnings from operations	86,349	162,458	14,514	(81,495)		181,826	2,197	5,796	(5,386)			184,433
Interest income (expense)	23,716	(34,131)	(12,573)	-		(22,988)	-	-	25	(b)		(22,963)
Pretax earnings	110,065	128,327	1,941	(81,495)		158,838	2,197	5,796	(5,361)			161,470
Income tax expense	(8,883)	(47,881)	(892)	-		(57,656)	(769)	(2,034)	-			(60,459)
Net earnings	101,182	80,446	1,049	(81,495)		101,182	1,428	3,762	(5,361)			101,011
Less: Excess of redemption value over carrying value of preferred shares redeemed	-	-	-	-		-	-	-	-			-
Less: Preferred stock dividends	-	-	-	-		-	-	-	164	(e)		164
Earnings available to common shareholders	$101,182	$80,446	$1,049	$(81,495)		$101,182	$1,428	$3,762	$(5,197)			$101,175
(a) Balances for the quarter ended June 30, 2011
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries
(e) Eliminate preferred stock dividends paid to affiliates

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statements of operations by industry for the quarter ended September 30, 2010 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$467,797	$-	$-		$467,797	$-	$-	$(669)	(c)		$467,128
Self-storage revenues	-	30,282	365	-		30,647	-	-	-			30,647
Self-moving and self-storage products and service sales	-	56,821	-	-		56,821	-	-	-			56,821
Property management fees	-	4,580	-	-		4,580	-	-	-			4,580
Life insurance premiums	-	-	-	-		-	-	40,022	-			40,022
Property and casualty insurance premiums	-	-	-	-		-	8,300	-	-			8,300
Net investment and interest income	1,283	5,142	-	-		6,425	2,096	4,789	(436)	(b,e	)	12,874
Other revenue	-	17,841	19,286	(20,765)	(b)	16,362	-	588	(346)	(b)		16,604
Total revenues	1,283	582,463	19,651	(20,765)		582,632	10,396	45,399	(1,451)			636,976

Costs and expenses:
Operating expenses	1,816	276,725	2,328	(20,765)	(b)	260,104	4,154	7,007	(1,006)	(b,c	)	270,259
Commission expenses	-	57,613	-	-		57,613	-	-	-			57,613
Cost of sales	-	29,603	-	-		29,603	-	-	-			29,603
Benefits and losses	-	-	-	-		-	4,235	33,148	-			37,383
Amortization of deferred policy acquisition costs	-	-	-	-		-	-	1,876	-			1,876
Lease expense	22	38,246	1	-		38,269	-	-	(305)	(b)		37,964
Depreciation, net of (gains) losses on disposals	2	40,971	3,184	-		44,157	-	-	-			44,157
Total costs and expenses	1,840	443,158	5,513	(20,765)		429,746	8,389	42,031	(1,311)			478,855

Equity in earnings of subsidiaries	73,125	-	-	(69,567)	(d)	3,558	-	-	(3,558)	(d)		-

Earnings from operations	72,568	139,305	14,138	(69,567)		156,444	2,007	3,368	(3,698)			158,121
Interest income (expense)	20,288	(31,076)	(11,000)	-		(21,788)	-	-	-			(21,788)
Pretax earnings	92,856	108,229	3,138	(69,567)		134,656	2,007	3,368	(3,698)			136,333
Income tax expense	(7,497)	(40,400)	(1,400)	-		(49,297)	(702)	(1,115)	-			(51,114)
Net earnings	85,359	67,829	1,738	(69,567)		85,359	1,305	2,253	(3,698)			85,219
Less: Excess of redemption value over carrying value of preferred shares redeemed	-	-	-	-		-	-	-	(140)			(140)
Less: Preferred stock dividends	(3,241)	-	-	-		(3,241)	-	-	140	(e)		(3,101)
Earnings available to common shareholders	$82,118	$67,829	$1,738	$(69,567)		$82,118	$1,305	$2,253	$(3,698)			$81,978

(a) Balances for the quarter ended June 30, 2010
(b) Eliminate intercompany lease income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries
(e) Eliminate preferred stock dividends paid to affiliate

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statements of operations by industry for the six months ended September 30, 2011 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$958,958	$-	$-		$958,958	$-	$-	$(784)	(c)		$958,174
Self-storage revenues	-	65,222	614	-		65,836	-	-	-			65,836
Self-moving and self-storage products and service sales	-	124,146	-	-		124,146	-	-	-			124,146
Property management fees	-	9,561	-	-		9,561	-	-	-			9,561
Life insurance premiums	-	-	-	-		-	-	97,196	-			97,196
Property and casualty insurance premiums	-	-	-	-		-	15,647	-	-			15,647
Net investment and interest income	3,268	10,310	260	-		13,838	5,158	15,200	(1,032)	(b,e	)	33,164
Other revenue	-	45,048	39,641	(42,411)	(b)	42,278	-	795	(651)	(b)		42,422
Total revenues	3,268	1,213,245	40,515	(42,411)		1,214,617	20,805	113,191	(2,467)			1,346,146

Costs and expenses:
Operating expenses	4,590	580,209	4,718	(42,411)	(b)	547,106	6,394	14,233	(1,418)	(b,c	)	566,315
Commission expenses	-	121,001	-	-		121,001	-	-	-			121,001
Cost of sales	-	65,224	-	-		65,224	-	-	-			65,224
Benefits and losses	-	-	-	-		-	10,315	84,077	-			94,392
Amortization of deferred policy acquisition costs	-	-	-	-		-	-	7,050	-			7,050
Lease expense	43	67,501	14	-		67,558	-	-	(612)	(b)		66,946
Depreciation, net of (gains) losses on disposals	3	86,021	6,398	-		92,422	-	-	-			92,422
Total costs and expenses	4,636	919,956	11,130	(42,411)		893,311	16,709	105,360	(2,030)			1,013,350

Equity in earnings of subsidiaries	150,536	-	-	(142,745)	(d)	7,791	-	-	(7,791)	(d)		-

Earnings from operations	149,168	293,289	29,385	(142,745)		329,097	4,096	7,831	(8,228)			332,796
Interest income (expense)	48,183	(68,413)	(25,475)	-		(45,705)	-	-	109	(b)		(45,596)
Pretax earnings	197,351	224,876	3,910	(142,745)		283,392	4,096	7,831	(8,119)			287,200
Income tax expense	(17,789)	(84,246)	(1,795)	-		(103,830)	(1,434)	(2,702)	-			(107,966)
Net earnings	179,562	140,630	2,115	(142,745)		179,562	2,662	5,129	(8,119)			179,234
Less: Excess of redemption value over carrying value of preferred shares redeemed	(5,908)	-	-	-		(5,908)	-	-	-			(5,908)
Less: Preferred stock dividends	(3,241)	-	-	-		(3,241)	-	-	328	(e)		(2,913)
Earnings available to common shareholders	$170,413	$140,630	$2,115	$(142,745)		$170,413	$2,662	$5,129	$(7,791)			$170,413
(a) Balances for the six months ended June 30, 2011
(b) Eliminate intercompany lease/interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries
(e) Eliminate preferred stock dividends paid to affiliates

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statements of operations by industry for the six months ended September 30, 2010 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$887,677	$-	$-		$887,677	$-	$-	$(1,086)	(c)		$886,591
Self-storage revenues	-	58,197	677	-		58,874	-	-	-			58,874
Self-moving and self-storage products and service sales	-	120,111	-	-		120,111	-	-	-			120,111
Property management fees	-	9,116	-	-		9,116	-	-	-			9,116
Life insurance premiums	-	-	-	-		-	-	77,825	-			77,825
Property and casualty insurance premiums	-	-	-	-		-	14,479	-	-			14,479
Net investment and interest income	2,494	10,221	-	-		12,715	4,011	10,321	(818)	(b,e	)	26,229
Other revenue	20	32,013	38,658	(41,394)	(b)	29,297	-	1,095	(694)	(b)		29,698
Total revenues	2,514	1,117,335	39,335	(41,394)		1,117,790	18,490	89,241	(2,598)			1,222,923

Costs and expenses:
Operating expenses	3,895	537,382	4,591	(41,394)	(b)	504,474	6,972	13,710	(1,763)	(b,c	)	523,393
Commission expenses	-	109,782	-	-		109,782	-	-	-			109,782
Cost of sales	-	61,268	-	-		61,268	-	-	-			61,268
Benefits and losses	-	-	-	-		-	8,114	64,691	-			72,805
Amortization of deferred policy acquisition costs	-	-	-	-		-	-	4,069	-			4,069
Lease expense	47	77,187	6	-		77,240	-	-	(610)	(b)		76,630
Depreciation, net of (gains) losses on disposals	4	83,578	5,164	-		88,746	-	-	-			88,746
Total costs and expenses	3,946	869,197	9,761	(41,394)		841,510	15,086	82,470	(2,373)			936,693

Equity in earnings of subsidiaries	127,062	-	-	(120,463)	(d)	6,599	-	-	(6,599)	(d)		-

Earnings from operations	125,630	248,138	29,574	(120,463)		282,879	3,404	6,771	(6,824)			286,230
Interest income (expense)	41,568	(63,952)	(20,868)	-		(43,252)	-	-	-			(43,252)
Pretax earnings	167,198	184,186	8,706	(120,463)		239,627	3,404	6,771	(6,824)			242,978
Income tax expense	(15,252)	(68,698)	(3,731)	-		(87,681)	(1,191)	(2,385)	-			(91,257)
Net earnings	151,946	115,488	4,975	(120,463)		151,946	2,213	4,386	(6,824)			151,721
Less: Excess of redemption value over carrying value of preferred shares redeemed	-	-	-	-		-	-	-	(171)			(171)
Less: Preferred stock dividends	(6,482)	-	-	-		(6,482)	-	-	225	(e)		(6,257)
Earnings available to common shareholders	$145,464	$115,488	$4,975	$(120,463)		$145,464	$2,213	$4,386	$(6,770)			$145,293

(a) Balances for the six months ended June 30, 2010
(b) Eliminate intercompany lease income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries
(e) Eliminate preferred stock dividends paid to affiliate

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating cash flow statements by industry segment for the six months ended September 30, 2011 are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$179,562	$140,630	$2,115	$(142,745)	$179,562	$2,662	$5,129	$(8,119)		$179,234
Earnings from consolidated entities	(150,536)	-	-	142,745	(7,791)	-	-	7,791		-
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	3	103,407	6,639	-	110,049	-	-	-		110,049
Amortization of deferred policy acquisition costs	-	-	-	-	-	-	7,050	-		7,050
Change in allowance for losses on trade receivables	-	(18)	-	-	(18)	-	2	-		(16)
Change in allowance for inventory reserve	-	2,008	-	-	2,008	-	-	-		2,008
Net gain on sale of real and personal property	-	(17,386)	(241)	-	(17,627)	-	-	-		(17,627)
Net gain on sale of investments	(488)	-	-	-	(488)	(645)	(3,747)	-		(4,880)
Deferred income taxes	84,448	-	-	-	84,448	998	3,683	-		89,129
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(7,169)	-	-	(7,169)	(8,357)	(6,834)	-		(22,360)
Inventories	-	177	-	-	177	-	-	-		177
Prepaid expenses	10,540	(1,577)	(261)	-	8,702	-	-	-		8,702
Capitalization of deferred policy acquisition costs	-	-	-	-	-	-	(9,010)	-		(9,010)
Other assets	2,168	19,245	212	-	21,625	375	(27)	-		21,973
Related party assets	14	5,048	(24)	-	5,038	(667)	-	1,273	(b)	5,644
Accounts payable and accrued expenses	1,598	8,331	105	-	10,034	-	1,311	(18)	(b)	11,327
Policy benefits and losses, claims and loss expenses payable	-	(4,527)	-	-	(4,527)	13,244	26,959	-		35,676
Other policyholders' funds and liabilities	-	-	-	-	-	(1,847)	(1,297)	-		(3,144)
Deferred income	-	4,558	-	-	4,558	-	-	-		4,558
Related party liabilities	-	384	-	-	384	(150)	59	-		293
Net cash provided (used) by operating activities	127,309	253,111	8,545	-	388,965	5,613	23,278	927		418,783

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	-	(321,109)	(27,222)	-	(348,331)	-	-	-		(348,331)
Short term investments	-	-	-	-	-	(33,880)	(105,327)	750	(b)	(138,457)
Fixed maturities investments	-	-	-	-	-	(9,934)	(127,187)	-		(137,121)
Equity securities	(8,855)	-	-	-	(8,855)	(201)	-	-		(9,056)
Preferred stock	-	-	-	-	-	(1,633)	-	-		(1,633)
Real estate	-	-	(5,062)	-	(5,062)	(84)	-	-		(5,146)
Mortgage loans	-	(75)	(47,649)	-	(47,724)	(26,331)	(17,734)	26,177	(b)	(65,612)
Proceeds from sales of:
Property, plant and equipment	-	109,781	508	-	110,289	-	-	-		110,289
Short term investments	-	-	-	-	-	36,889	117,137	-		154,026
Fixed maturities investments	-	-	-	-	-	11,478	85,532	-		97,010
Equity securities	8,800	-	-	-	8,800	1,410	-	-		10,210
Preferred stock	-	-	-	-	-	6,252	2,708	(7,708)	(b)	1,252
Real estate	-	-	-	-	-	69	40	-		109
Mortgage loans	-	2,051	38,609	-	40,660	12,464	2,775	(26,177)	(b)	29,722
Net cash provided (used) by investing activities	(55)	(209,352)	(40,816)	-	(250,223)	(3,501)	(42,056)	(6,958)		(302,738)
	(page 1 of 2)
(a) Balance for the six months ended June 30, 2011
(b) Elimination of intercompany investments

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the six months ended September 30, 2011 are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	-	111,674	68,598	-	180,272	-	-	(2,005)	(b)	178,267
Principal repayments on credit facilities	-	(54,624)	(44,478)	-	(99,102)	-	-	-		(99,102)
Debt issuance costs	-	(1,230)	(86)	-	(1,316)	-	-	-		(1,316)
Capital lease payments	-	(3,505)	-	-	(3,505)	-	-	-		(3,505)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	556	-	-	556	-	-	-		556
Proceeds from (repayment of) intercompany loans	67,961	(76,259)	8,298	-	-	-	-	-		-
Securitization deposits	-	38,428	-	-	38,428	-	-	-		38,428
Preferred stock redemption paid	(151,997)	-	-	-	(151,997)	-	-	7,708	(b)	(144,289)
Preferred stock dividends paid	(3,241)	-	-	-	(3,241)	-	-	328	(c)	(2,913)
Contribution to related party	(518)	-	-	-	(518)	-	-	-		(518)
Investment contract deposits	-	-	-	-	-	-	6,070	-		6,070
Investment contract withdrawals	-	-	-	-	-	-	(14,671)	-		(14,671)
Net cash provided (used) by financing activities	(87,795)	15,040	32,332	-	(40,423)	-	(8,601)	6,031		(42,993)

Effects of exchange rate on cash	-	(389)	-	-	(389)	-	-	-		(389)

Increase (decrease) in cash and cash equivalents	39,459	58,410	61	-	97,930	2,112	(27,379)	-		72,663
Cash and cash equivalents at beginning of period	250,104	72,634	757	-	323,495	14,700	37,301	-		375,496
Cash and cash equivalents at end of period	$289,563	$131,044	$818	$-	$421,425	$16,812	$9,922	$-		$448,159
	(page 2 of 2)
(a) Balance for the six months ended June 30, 2011
(b) Elimination of intercompany investments
(c) Eliminate preferred stock dividends paid to affiliates

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating cash flow statements by industry segment for the six months ended September 30, 2010 are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$151,946	$115,488	$4,975	$(120,463)	$151,946	$2,213	$4,386	$(6,824)	$151,721
Earnings from consolidated entities	(127,062)	-	-	120,463	(6,599)	-	-	6,599	-
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	4	99,673	6,378	-	106,055	-	-	-	106,055
Amortization of deferred policy acquisition costs	-	-	-	-	-	-	4,069	-	4,069
Change in allowance for losses on trade receivables	-	(25)	-	-	(25)	-	1	-	(24)
Change in allowance for inventory reserve	-	840	-	-	840	-	-	-	840
Net gain on sale of real and personal property	-	(16,095)	(1,214)	-	(17,309)	-	-	-	(17,309)
Net gain on sale of investments	-	-	-	-	-	(36)	(1,293)	-	(1,329)
Deferred income taxes	54,034	-	-	-	54,034	864	2,193	-	57,091
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(2,407)	-	-	(2,407)	(3,592)	30	-	(5,969)
Inventories	-	(3,662)	-	-	(3,662)	-	-	-	(3,662)
Prepaid expenses	-	5,518	(543)	-	4,975	-	-	-	4,975
Capitalization of deferred policy acquisition costs	-	-	-	-	-	-	(7,377)	-	(7,377)
Other assets	2	(602)	845	-	245	314	207	-	766
Related party assets	286	7,602	(35)	-	7,853	(1,143)	-	-	6,710
Accounts payable and accrued expenses	(2,792)	21,114	(52)	-	18,270	-	1,832	-	20,102
Policy benefits and losses, claims and loss expenses payable	-	11,139	-	-	11,139	2,872	25,441	-	39,452
Other policyholders' funds and liabilities	-	-	-	-	-	(953)	(578)	-	(1,531)
Deferred income	-	2,399	-	-	2,399	-	-	-	2,399
Related party liabilities	-	53	-	-	53	626	14	-	693
Net cash provided (used) by operating activities	76,418	241,035	10,354	-	327,807	1,165	28,925	(225)	357,672

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(1)	(251,606)	(22,633)	-	(274,240)	-	-	-	(274,240)
Short term investments	-	-	-	-	-	(38,243)	(71,542)	-	(109,785)
Fixed maturities investments	-	-	-	-	-	(24,350)	(98,154)	-	(122,504)
Equity securities	(5,746)	-	-	-	(5,746)	(3,297)	-	-	(9,043)
Preferred stock	-	-	-	-	-	(9,305)	(2,597)	-	(11,902)
Real estate	-	-	(1,647)	-	(1,647)	(56)	(81)	-	(1,784)
Mortgage loans	-	-	-	-	-	(1,297)	(11)	-	(1,308)
Proceeds from sales of:
Property, plant and equipment	-	120,790	1,367	-	122,157	-	-	-	122,157
Short term investments	-	-	-	-	-	73,980	104,481	-	178,461
Fixed maturities investments	-	-	-	-	-	8,142	48,699	-	56,841
Equity securities	-	-	-	-	-	133	-	-	133
Real estate	-	610	-	-	610	73	-	-	683
Mortgage loans	-	-	-	-	-	37	1,384	-	1,421
Net cash provided (used) by investing activities	(5,747)	(130,206)	(22,913)	-	(158,866)	5,817	(17,821)	-	(170,870)
	(page 1 of 2)
(a) Balance for the six months ended June 30, 2010

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
	(page 2 of 2)
(a) Balance for the six months ended June 30, 2010
(b) Eliminate preferred stock dividends paid to affiliate

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

12. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended September 30, 2011
Total revenues	$656,095	$47,086	$703,181
Depreciation and amortization, net of (gains) losses on disposals	48,689	2,050	50,739
Interest expense	22,802	161	22,963
Pretax earnings	152,021	9,449	161,470
Income tax expense	57,681	2,778	60,459
Identifiable assets	4,269,467	133,670	4,403,137

Quarter ended September 30, 2010
Total revenues	$596,037	$40,939	$636,976
Depreciation and amortization, net of (gains) losses on disposals	44,037	1,996	46,033
Interest expense	21,601	187	21,788
Pretax earnings	129,062	7,271	136,333
Income tax expense	48,972	2,142	51,114
Identifiable assets	3,804,861	134,539	3,939,400

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Six months ended September 30, 2011
Total revenues	$1,257,186	$88,960	$1,346,146
Depreciation and amortization, net of (gains) losses on disposals	95,553	3,919	99,472
Interest expense	45,272	324	45,596
Pretax earnings	270,378	16,822	287,200
Income tax expense	103,010	4,956	107,966
Identifiable assets	4,269,467	133,670	4,403,137

Six months ended September 30, 2010
Total revenues	$1,145,820	$77,103	$1,222,923
Depreciation and amortization, net of (gains) losses on disposals	89,074	3,741	92,815
Interest expense	42,911	341	43,252
Pretax earnings	228,944	14,034	242,978
Income tax expense	87,123	4,134	91,257
Identifiable assets	3,804,861	134,539	3,939,400

13. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended September 30,
	2011	2010
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$128	$115
Interest cost on accumulated postretirement benefit	142	142
Other components	(4)	(10)
Net periodic postretirement benefit cost	$266	$247

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Six Months Ended September 30,
	2011	2010
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$257	$230
Interest cost on accumulated postretirement benefit	284	284
Other components	(8)	(19)
Net periodic postretirement benefit cost	$533	$495

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

Assets and liabilities are recorded at fair value on the condensed consolidated balance sheets and are measured and classified based upon a three tiered approach to valuation. ASC 820 - Fair Value Measurements and Disclosure (“ASC 820”) requires that financial assets and liabilities recorded at fair value be classified and disclosed in one of the following three categories:

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table represents the financial assets and liabilities on the condensed consolidated balance sheet at September 30, 2011, that are subject to ASC 820 and the valuation approach applied to each of these items.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited)
	(In thousands)
Assets
Short-term investments	$458,740	$458,740	$-	$-
Fixed maturities - available for sale	656,920	572,382	83,377	1,161
Preferred stock	24,890	24,890	-	-
Common stock	12,340	12,340	-	-
Total	$1,152,890	$1,068,352	$83,377	$1,161

Liabilities
Guaranteed residual values of TRAC leases	$-	$-	$-	$-
Derivatives	66,816	-	66,816	-
Total	$66,816	$-	$66,816	$-

The following table represents the fair value measurements for our assets at September 30, 2011 using significant unobservable inputs (Level 3).

Fixed Maturities - Asset Backed Securities
(Unaudited)
(In thousands)
Balance at March 31, 2011	$1,377

Fixed Maturities - Asset Backed Securities loss (unrealized)	(163)
Balance at June 30, 2011	$1,214

Fixed Maturities - Asset Backed Securities gain (unrealized)	79
Fixed Maturities - Asset Backed Securities OTTI	(132)
Balance at September 30, 2011	$1,161

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we then discuss our results of operations for the second quarter and first six months of fiscal 2012, compared with the second quarter and first six months of fiscal 2011, which is followed by an analysis of changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources and Disclosures about Contractual Obligations and Commercial Commitments. We conclude this MD&A by discussing our outlook for the remainder of fiscal 2012.

This MD&A should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including the Notes to Condensed Consolidated Financial Statements. The various sections of this MD&A contain a number of forward-looking statements, as discussed under the caption, Cautionary Statements Regarding Forward-Looking Statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing or in our most recent Annual Report on Form 10-K for the year ended March 31, 2011. Many of these risks and uncertainties are beyond our control and our actual results may differ materially from these forward-looking statements.

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

eMove® is an online marketplace that connects consumers to independent Moving Help® service providers and over 5,500 independent Self-Storage Affiliates. Our network of customer rated affiliates and service providers furnish pack and load help, cleaning help, self-storage and similar services, all over North America. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

Since 1945 U-Haul has incorporated sustainable practices into its everyday operations. We believe that our basic business premise of equipment sharing helps reduce greenhouse gas emissions and reduces the need for total large capacity vehicles. We continue to look for ways to reduce waste within our business and are dedicated to manufacturing reusable components and recyclable products. We believe that our commitment to sustainability, through our products and services and everyday operations has helped us to reduce our impact on the environment.

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

In November 2007, Blackwater contributed additional capital to its wholly-owned subsidiary, SAC Holding II. This contribution was determined by us to be material with respect to the capitalization of SAC Holding II; therefore, triggering a requirement under FASB Interpretation 46(R) for us to reassess the Company’s involvement with those entities. This required reassessment led to the conclusion that SAC Holding II had the ability to fund its own operations and execute its business plan without any future subordinated financial support; therefore, the Company was no longer the primary beneficiary of SAC Holding II as of the date of Blackwater’s contribution.

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

The condensed consolidated balance sheets as of September 30, 2011 and March 31, 2011 include the accounts of AMERCO and its wholly-owned subsidiaries. The September 30, 2011 and 2010 condensed consolidated statements of operations, comprehensive income and cash flows include the accounts of AMERCO and its wholly-owned subsidiaries.

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

In fiscal 2006, management performed an analysis of the expected economic value of new rental trucks and determined that additions to the fleet resulting from purchase should be depreciated on an accelerated method based upon a declining formula. The salvage value and useful life assumptions of the rental truck fleet remain unchanged. Under the declining balances method (2.4 times declining balance), the book value of a rental truck is reduced approximately 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively and then reduced on a straight line basis an additional 10% by the end of year fifteen. Whereas, a standard straight line approach would reduce the book value by approximately 5.3% per year over the life of the truck. For the affected equipment, the accelerated depreciation was $13.3 million and $11.1 million greater than what it would have been if calculated under a straight line approach for the second quarter of fiscal 2012 and 2011, respectively and $26.3 million and $21.5 million for the first six months of fiscal 2012 and 2011, respectively.

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

Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment including but not limited to: ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. The Company’s insurance subsidiaries recognized $0.1 million in other-than-temporary impairments for the second quarter and the first six months of fiscal 2012. There were no write downs in the second quarter or for the first six months of fiscal 2011.

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

Subsequent Events

The Company’s management has evaluated subsequent events occurring after September 30, 2011, the date of our most recent balance sheet, through the date our financial statements were issued. We do not believe any subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

Recent Accounting Pronouncements

In October 2010, the FASB issued ASU 2010-26 which amended FASB ASC 944-30 to provide further guidance regarding the capitalization of costs relating to the acquisition or renewal of insurance contracts. Specifically, only qualifying costs associated with successful contract acquisitions are permitted to be deferred. The amended guidance is effective for fiscal years beginning after December 15, 2011 (and for interim periods within such years), with early adoption permitted as of the beginning of the entity's annual reporting period. The amended guidance should be applied prospectively, but retrospective application for all prior periods is allowed. The Company does not believe that the adoption of this statement will have a material impact on our financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (“ASU 2011-04”). This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. The Company does not believe that the adoption of this statement will have a material impact on our financial statements.

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

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended September 30, 2011 compared with the Quarter Ended September 30, 2010

Listed below on a consolidated basis are revenues for our major product lines for the second quarter of fiscal 2012 and the second quarter of fiscal 2011:

	Quarter Ended September 30,
	2011	2010
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$511,626	$467,128
Self-storage revenues	34,008	30,647
Self-moving and self-storage products and service sales	59,768	56,821
Property management fees	4,826	4,580
Life insurance premiums	46,197	40,022
Property and casualty insurance premiums	8,749	8,300
Net investment and interest income	15,901	12,874
Other revenue	22,106	16,604
Consolidated revenue	$703,181	$636,976

Self-moving equipment rental revenues increased $44.5 million during the second quarter of fiscal 2012, compared with the second quarter of fiscal 2011. In-Town and one-way transactions both increased during the second quarter of fiscal 2012.  The number of trucks in our fleet increased approximately 4% during the quarter and we also recognized improvements in overall utilization of the fleet.  We believe the growth in the number of transactions was influenced by enhancements we have made in our ability to serve customers as well as from an increase in demand for our services.

Self-storage revenues increased $3.4 million during the second quarter of fiscal 2012, compared with the second quarter of fiscal 2011 due primarily to an increase in the number of rooms rented along with a modest improvement in overall rates per occupied square foot.  Average occupancy during the second quarter of fiscal 2012 increased by nearly 1,000,000 square feet compared to the same period last year.

Sales of self-moving and self-storage products and services increased $2.9 million during the second quarter of fiscal 2012, compared with the second quarter of fiscal 2011.  Increases were recognized in the sale of moving supplies, propane and towing accessories and installation.

Life insurance premiums increased $6.2 million during the second quarter of fiscal 2012, compared with the second quarter of fiscal 2011 primarily attributable to Medicare supplement premiums.

Property and casualty insurance premiums increased $0.4 million during the second quarter of fiscal 2012, compared with the second quarter of fiscal 2011 due to increases in Safestor and Safetow.

Other revenue increased $5.5 million during the second quarter of fiscal 2012, compared with the second quarter of fiscal 2011 primarily from the expansion of new business initiatives including our U-BoxTM program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $703.2 million for the second quarter of fiscal 2012, compared with $637.0 million for the second quarter of fiscal 2011.

Listed below are revenues and earnings from operations at each of our operating segments for the second quarter of fiscal 2012 and the second quarter of fiscal 2011. The insurance companies second quarters ended June 30, 2011 and 2010.

	Quarter Ended September 30,
	2011	2010
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$639,618	$582,632
Earnings from operations	181,826	156,444
Property and casualty insurance
Revenues	11,673	10,396
Earnings from operations	2,197	2,007
Life insurance
Revenues	53,192	45,399
Earnings from operations	5,796	3,368
Eliminations
Revenues	(1,302)	(1,451)
Earnings from operations	(5,386)	(3,698)
Consolidated results
Revenues	703,181	636,976
Earnings from operations	184,433	158,121

Total costs and expenses increased $39.9 million during the second quarter of fiscal 2012, compared with the second quarter of fiscal 2011.  Life Insurance accounted for $5.4 million of the increase due to additional commissions, benefits and losses associated with the increase in new business.

Operating expenses for Moving and Storage increased $25.3 million with a significant portion of this coming from spending on rental equipment maintenance, personnel, and operating costs associated with the U-Box program.  Cost of sales and commission expenses increased in relation to the associated revenues. Depreciation expense, before gains on the disposal of equipment increased $2.9 million while lease expense decreased $5.3 million.  Over the last several years the Company has decreased its use of leases for financing new equipment acquisitions and increased its use of term loans and securitizations, which is the primary cause of the decrease in lease expense and increase in depreciation.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $184.4 million for the second quarter of fiscal 2012, compared with $158.1 million for the second quarter of fiscal 2011.

Interest expense for the second quarter of fiscal 2012 was $23.0 million, compared with $21.8 million for the second quarter of fiscal 2011 due to an increase in average borrowings.

Income tax expense was $60.5 million for the second quarter of fiscal 2012, compared with $51.1 million for the second quarter of fiscal 2011 due to higher pretax earnings for the second quarter of fiscal 2012.

All of the Series A Preferred stock was redeemed on June 1, 2011; therefore, no dividends were accrued for the second quarter of fiscal 2012. Dividends accrued on our Series A Preferred were $3.1 million for the second quarter of fiscal 2011.

As a result of the above mentioned items, earnings available to common shareholders were $101.2 million for the second quarter of fiscal 2012, compared with $82.0 million for the second quarter of fiscal 2011.

Basic and diluted earnings per share for the second quarter of fiscal 2012 were $5.20, compared with $4.22 for the second quarter of fiscal 2011.

The weighted average common shares outstanding basic and diluted were 19,470,948 for the second quarter of fiscal 2012, compared with 19,427,595 for the second quarter of fiscal 2011.

Moving and Storage

Quarter Ended September 30, 2011 compared with the Quarter Ended September 30, 2010

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the second quarter of fiscal 2012 and the second quarter of fiscal 2011:

	Quarter Ended September 30,
	2011	2010
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$512,073	$467,797
Self-storage revenues	34,008	30,647
Self-moving and self-storage products and service sales	59,768	56,821
Property management fees	4,826	4,580
Net investment and interest income	6,809	6,425
Other revenue	22,134	16,362
Moving and Storage revenue	$639,618	$582,632

Self-moving equipment rental revenues increased $44.3 million during the second quarter of fiscal 2012, compared with the second quarter of fiscal 2011. In-Town and one-way transactions both increased during the second quarter of fiscal 2012.  The number of trucks in our fleet increased approximately 4% during the quarter and we also recognized improvements in overall utilization of the fleet.  We believe the growth in the number of transactions was influenced by enhancements we have made in our ability to serve customers as well as from an increase in demand for our services.

Self-storage revenues increased $3.4 million during the second quarter of fiscal 2012, compared with the second quarter of fiscal 2011 due primarily to an increase in the number of rooms rented along with a modest improvement in overall rates per occupied square foot.  Average occupancy during the second quarter of fiscal 2012 increased by nearly 1,000,000 square feet compared to the same period last year.  During the quarter we added over 316,000 of new net rentable square feet to our portfolio, and compared to the same period last year we have increased available square feet by over 1,216,000 square feet.

Sales of self-moving and self-storage products and services increased $2.9 million during the second quarter of fiscal 2012, compared with the second quarter of fiscal 2011.  Increases were recognized in the sale of moving supplies, propane and towing accessories and installation.

Other revenue increased $5.8 million during the second quarter of fiscal 2012, compared with the second quarter of fiscal 2011 due primarily from the expansion of new business initiatives including our U-BoxTM program.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended September 30,
	2011	2010
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of September 30	160	148
Square footage as of September 30	13,248	12,032
Average number of rooms occupied	126	115
Average occupancy rate based on room count	79.1%	77.9%
Average square footage occupied	10,575	9,576

Total costs and expenses increased $33.2 million during the second quarter of fiscal 2012, compared with the second quarter of fiscal 2011.  Operating expenses increased $25.3 million with a significant portion of this coming from spending on rental equipment maintenance, personnel, and operating costs associated with the U-Box program.  Cost of sales and commission expenses increased in relation to the associated revenues. Depreciation expense, before gains on the disposal of equipment increased $2.9 million while lease expense decreased $5.3 million.  Over the last several years the Company has decreased its use of leases for financing new equipment acquisitions and increased its use of term loans and securitizations, which is the primary cause of the decrease in lease expense and increase in depreciation.

Equity in the earnings of AMERCO’s insurance subsidiaries increased $1.6 million for the second quarter of fiscal 2012, compared with the second quarter of fiscal 2011.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $181.8 million for the second quarter of fiscal 2012, compared with $156.4 million for the second quarter of fiscal 2011.

Property and Casualty Insurance

Quarter Ended June 30, 2011 compared with the Quarter Ended June 30, 2010

Net premiums were $8.7 million and $8.3 million for the second quarters ended June 30, 2011 and 2010, respectively. The increase was due to increased revenues at U-Haul.

Net investment income was $2.9 million and $2.1 million for the second quarters ended June 30, 2011 and 2010, respectively. The increase was due to investment gains recognized on asset disposals.

Net operating expenses were $3.6 million and $4.2 million for the second quarters ended June 30, 2011 and 2010, respectively. The decrease was due to a decrease in the administrative fees paid on the sale of additional liability policies combined with an increase in fees earned from U-Haul in 2011.

Benefits and losses incurred were $5.9 million and $4.2 million for the second quarters ended June 30, 2011 and 2010, respectively. The increase was due to the settlement of a reinsurance dispute.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $2.2 million and $2.0 million for the second quarters ended June 30, 2011 and 2010, respectively.

Life Insurance

Quarter Ended June 30, 2011 compared with the Quarter Ended June 30, 2010

Net premiums were $46.2 million and $40.0 million for the quarters ended June 30, 2011 and 2010, respectively.  Medicare supplement premiums increased $11.4 million, of which $12.8 million was attributable to the acquisition of a block of Medicare supplement policies in September 2010, offset by policy terminations in excess of rate increases on existing business.  All other business had a net decrease in premiums of $5.2 million for the quarter.

Net investment income was $6.7 million and $4.8 million for the quarters ended June 30, 2011 and 2010, respectively.  The increase was due to an additional $0.4 million in gains on the sale of securities and an increase in interest income due to a larger invested asset base.

Net operating expenses were $6.1 million and $7.0 million for the quarters ended June 30, 2011 and 2010, respectively. The decrease was primarily due to a reduction in life insurance commissions offset by increases due to the acquisition of the last year’s Medicare supplement block of business.

Benefits and losses incurred were $38.6 million and $33.1 million for the quarters ended June 30, 2011 and 2010, respectively.  Medicare supplement benefits increased $9.8 million, of which $11.8 million was due to the acquisition of the Medicare supplement block of business, offset by reductions recognized on the existing business.  Other product lines experienced a $4.3 million decrease for the quarter.

Amortization of deferred acquisition costs (“DAC”) and the value of business acquired (“VOBA”) was $2.7 million and $1.9 million for the quarters ended June 30, 2011 and 2010, respectively.  The increase was primarily caused by acquisition of last year’s Medicare supplement block of business and coinsurance of the final expense block of business.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $5.8 million and $3.4 million for the quarters ended June 30, 2011 and 2010, respectively.

AMERCO and Consolidated Entities

Six Months Ended September 30, 2011 compared with the Six Months Ended September 30, 2010

Listed below on a consolidated basis are revenues for our major product lines for the first six months of fiscal 2012 and the first six months of fiscal 2011:

	Six Months Ended September 30,
	2011	2010
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$958,174	$886,591
Self-storage revenues	65,836	58,874
Self-moving and self-storage products and service sales	124,146	120,111
Property management fees	9,561	9,116
Life insurance premiums	97,196	77,825
Property and casualty insurance premiums	15,647	14,479
Net investment and interest income	33,164	26,229
Other revenue	42,422	29,698
Consolidated revenue	$1,346,146	$1,222,923

Self-moving equipment rental revenues increased $71.6 million during the first six months of fiscal 2012, compared with the first six months of fiscal 2011.  The increase was due to growth in both the number of transactions and average revenue per transaction for In-Town and one-way moves.  Factors which contribute to changes in revenue per transaction include average miles driven, the mix of equipment type rented and rental rates charged.  During the first six months of fiscal 2012 the number of trucks in our fleet increased approximately 4%.  We have also achieved improvements in overall utilization of the fleet.  We believe the growth in the number of transactions was influenced by enhancements we have made in our ability to serve customers as well as from an increase in demand for our services.

Self-storage revenues increased $7.0 million during the first six months of fiscal 2012, compared with the first six months of fiscal 2011 due primarily to an increase in the number of rooms rented combined with a modest improvement in overall rates per occupied square foot.  Our average occupancy during the first six months of fiscal 2012 increased by nearly 913,000 square feet compared to the same period last year.  During the first six months we added over 714,000 of new net rentable square feet to our portfolio.

Sales of self-moving and self-storage products and services increased $4.0 million during the first six months of fiscal 2012, compared with the first six months of fiscal 2011.  The primary reason for the increase was from the sale of moving supplies.

Life insurance premiums increased $19.4 million during the first six months of fiscal 2012, compared with the first six months of fiscal 2011 primarily attributable to Medicare supplement premiums.

Property and casualty insurance premiums increased $1.2 million during the first six months of fiscal 2012, compared with the first six months of fiscal 2011 primarily from policies sold in conjunction with U-Haul rental transactions. As moving transactions have increased this year so have the related premiums.

Other revenue increased $12.7 million during the first six months of fiscal 2012, compared with the first six months of fiscal 2011 primarily from the expansion of new business initiatives including our U-BoxTM program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $1,346.1 million for the first six months of fiscal 2012, as compared with $1,222.9 million for the first six months of fiscal 2011.

Listed below are revenues and earnings from operations at each of our operating segments for the first six months of fiscal 2012 and the first six months of fiscal 2011. The insurance companies first six months ended June 30, 2011 and 2010.

	Six Months Ended September 30,
	2011	2010
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,214,617	$1,117,790
Earnings from operations	329,097	282,879
Property and casualty insurance
Revenues	20,805	18,490
Earnings from operations	4,096	3,404
Life insurance
Revenues	113,191	89,241
Earnings from operations	7,831	6,771
Eliminations
Revenues	(2,467)	(2,598)
Earnings from operations	(8,228)	(6,824)
Consolidated results
Revenues	1,346,146	1,222,923
Earnings from operations	332,796	286,230

Total costs and expenses increased $76.7 million during the first six months of fiscal 2012, compared with the first six months of fiscal 2011.  Life Insurance accounted for $22.9 million of the increase due to additional commissions, benefits and losses associated with the increase in new business.

Operating expenses for the Moving and Storage operating segment increased $42.6 million due largely to spending on rental equipment maintenance and personnel.  Cost of sales and commission expenses increased in relation to the associated revenues.  Depreciation expense, before gains on the disposal of equipment increased $4.0 million while lease expense decreased $9.7 million.  Over the last several years the Company has decreased its use of leases for financing new equipment acquisitions and increased its use of term loans and securitizations, which is the primary cause of the decrease in lease expense and increase in depreciation.

 As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $332.8 million for the first six months of fiscal 2012, as compared with $286.2 million for the first six months of fiscal 2011.

Interest expense for the first six months of fiscal 2012 was $45.6 million, compared with $43.3 million for the first six months of fiscal 2011 due to increased borrowings.

Income tax expense was $108.0 million for the first six months of fiscal 2012, compared with $91.3 million for first six months of fiscal 2011 due to higher pretax earnings for the first six months of fiscal 2012.

Dividends accrued or paid on our Series A Preferred were $2.9 million and $6.3 million for the first six months of fiscal 2012 and 2011, respectively.  All of the Series A Preferred stock was redeemed on June 1, 2011; therefore, no dividends were accrued for the second quarter of fiscal 2012.

As a result of the above mentioned items, earnings available to common shareholders were $170.4 million for the first six months of fiscal 2012, compared with $145.3 million for the first six months of fiscal 2011.

Basic and diluted earnings per common share for the first six months of fiscal 2012 were $8.75, compared with $7.48 for the first six months of fiscal 2011.

The weighted average common shares outstanding basic and diluted were 19,465,530 for the first six months of fiscal 2012, compared with 19,421,205 for the first six months of fiscal 2011.

Moving and Storage

Six Months Ended September 30, 2011 compared with the Six Months Ended September 30, 2010

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first six months of fiscal 2012 and the first six months of fiscal 2011:

	Six Months Ended September 30,
	2011	2010
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$958,958	$887,677
Self-storage revenues	65,836	58,874
Self-moving and self-storage products and service sales	124,146	120,111
Property management fees	9,561	9,116
Net investment and interest income	13,838	12,715
Other revenue	42,278	29,297
Moving and Storage revenue	$1,214,617	$1,117,790

Self-moving equipment rental revenues increased $71.3 million during the first six months of fiscal 2012, compared with the first six months of fiscal 2011.  The increase was due to growth in both the number of transactions and average revenue per transaction for In-Town and one-way moves.  Factors which contribute to changes in revenue per transaction include average miles driven, the mix of equipment type rented and rental rates charged.  During the first six months of fiscal 2012 the number of trucks in our fleet increased approximately 4%.  We have also achieved improvements in overall utilization of the fleet.  We believe the growth in the number of transactions was influenced by enhancements we have made in our ability to serve customers as well as from an increase in demand for our services.

Self-storage revenues increased $7.0 million during the first six months of fiscal 2012, compared with the first six months of fiscal 2011 due primarily to an increase in the number of rooms rented combined with a modest improvement in overall rates per occupied square foot.  Our average occupancy during the first six months of fiscal 2012 increased by nearly 913,000 square feet compared to the same period last year.  During the first six months we added over 714,000 of new net rentable square feet to our portfolio.

Sales of self-moving and self-storage products and services increased $4.0 million during the first months of fiscal 2012, compared with the first six months of fiscal 2011.  The primary reason for the increase was from the sale of moving supplies.

Other revenue increased $13.0 million during the first six months of fiscal 2012, compared with the first six months of fiscal 2011 primarily from the expansion of new business initiatives including our U-BoxTM program.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Six Months Ended September 30,
	2011	2010
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of September 30	160	148
Square footage as of September 30	13,248	12,032
Average number of rooms occupied	123	112
Average occupancy rate based on room count	78.0%	76.8%
Average square footage occupied	10,311	9,398

Total costs and expenses increased $51.8 million during the first six months of fiscal 2012, compared with the first six months of fiscal 2011.  Operating expenses increased $42.6 million due largely to spending on rental equipment maintenance and personnel.  Cost of sales and commission expenses increased in relation to the associated revenues.  Depreciation expense, before gains on the disposal of equipment increased $4.0 million while lease expense decreased $9.7 million.  Over the last several years the Company has decreased its use of leases for funding new equipment acquisitions and increased its use of term loans and securitizations, which is the primary cause of the decrease in lease expense and increase in depreciation.

Equity in the earnings of AMERCO’s insurance subsidiaries increased $1.2 million for the first six months of fiscal 2012, compared with the first six months of fiscal 2011.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $329.1 million for the first six months of fiscal 2012, compared with $282.9 million for the first six months of fiscal 2011.

Property and Casualty Insurance

Six Months Ended June 30, 2011 compared with the Six Months Ended June 30, 2010

Net premiums were $15.6 million and $14.5 million for the six months ended June 30, 2011 and 2010, respectively. The increase corresponded with the increased moving and storage transactions at U-Haul.

Net investment income was $5.2 million and $4.0 million for the six months ended June 30, 2011 and 2010, respectively. The increase was due to investment gains recognized on asset disposals.

Net operating expenses were $6.4 million and $7.0 million for the six months ended June 30, 2011 and 2010, respectively. The decrease was due to a decrease in the administrative fees paid on the sale of additional liability policies combined with an increase in fees earned from U-Haul in 2011.

Benefits and losses incurred were $10.3 million and $8.1 million for the six months ended June 30, 2011 and 2010, respectively. The increase was due to the settlement of a reinsurance dispute.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $4.1 million and $3.4 million for the six months ended June 30, 2011 and 2010, respectively.

Life Insurance

Six Months Ended June 30, 2011 compared with the Six Months Ended June 30, 2010

Net premiums were $97.2 million and $77.8 million for the six months ended June 30, 2011 and 2010, respectively.  Medicare supplement premiums increased $22.8 million, of which $25.7 million was attributable to the acquisition of last year’s Medicare supplement block, offset by policy terminations which exceeded rate increases on existing business.  Increased premiums from the sale of life insurance products were more than offset by life insurance premiums ceded as part of a new reinsurance agreement entered into during the quarter.

Net investment income was $15.2 million and $10.3 million for the six months ended June 30, 2011 and 2010, respectively.  The increase was due to an additional $2.5 million in gains on the sale of securities and increased income due to a larger invested asset base.

Net operating expenses were $14.2 million and $13.7 million for the six months ended June 30, 2011 and 2010, respectively.  General administrative expenses related to last year’s Medicare supplement acquisition accounted for the majority of this increase.

Benefits and losses incurred were $84.1 million and $64.7 million for the six months ended June 30, 2011 and 2010, respectively.  Medicare supplement benefits increased $21.7 million, of which $25.4 million was due to the acquisition of last year’s Medicare supplement block of business, offset by a reduction of $3.7 million in benefits on the existing business.  Other products lines accounted for a $2.3 million decrease for the six months.

Amortization of DAC and the VOBA was $7.1 million and $4.1 million for the six months ended June 30, 2011 and 2010, respectively.  Approximately $1.5 million of the increase was due to additional annuity DAC amortization which resulted from capital gains realized recognized during the year.  An additional $1.4 million was from the acquisition of last year’s Medicare supplement and final expense policies.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $7.8 million and $6.8 million for the six months ended June 30, 2011 and 2010, respectively.

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

At September 30, 2011, cash and cash equivalents totaled $448.2 million, compared with $375.5 million on March 31, 2011. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). As of September 30, 2011 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and obligations of each operating segment were:

	Moving & Storage	Property and Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$421,425	$16,812	$9,922
Other financial assets	377,270	406,025	669,621
Debt obligations	1,480,586	-	-

(a) As of June 30, 2011

At September 30, 2011, our Moving and Storage operating segment had cash available under existing credit facilities of $300.2 million.

Net cash provided by operating activities increased $61.1 million in the first six months of fiscal 2012 compared with fiscal 2011 primarily due to improved profitability at the Moving and Storage operating segment.  This improvement largely came from increased revenues.

Net cash used in investing activities increased $131.9 million in the first six months of fiscal 2012, compared with fiscal 2011. Purchases of property, plant and equipment, which are reported net of cash from leases, increased $74.1 million. Cash from the sales of property, plant and equipment decreased $11.9 million largely due to a decline in the number of units sold.  Cash used for investing activities at the insurance companies increased $33.5 million primarily due to investment in their fixed maturity portfolios.

Net cash used by financing activities decreased $57.5 million in the first six months of fiscal 2012, as compared with fiscal 2011.  The net decrease in cash used was a result of an increase in new borrowing in fiscal 2012 compared to the same period in fiscal 2011.  Net annuity withdrawals at Life Insurance decreased $2.9 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily reflected new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2012, the Company will reinvest in its truck and trailer rental fleet approximately $315 million, net of equipment sales excluding any lease buyouts. Through the first six months of this year we have reinvested $149 million of this projected amount. Fleet investments in fiscal 2012 and beyond will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2012 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. The Company is funding these development projects through construction loans and internally generated funds. For the first six months of fiscal 2012, the Company invested approximately $47 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2012, the timing of new projects will be dependent upon several factors including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the eMove program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment) were $238.0 million and $152.1 million for the first six months of fiscal 2012 and 2011, respectively. The Company entered into new equipment leases of $14.6 million and $19.8 million, during the first six months of fiscal 2012 and 2011, respectively.

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

Stockholder’s equity was $157.3 million and $154.6 million at June 30, 2011 and December 31, 2010, respectively. The increase resulted from earnings of $2.7 million. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

The Life Insurance operating segment manages its financial assets to meet policyholder and other obligations including investment contract withdrawals. Life Insurance’s net withdrawals for the six months ended June 30, 2011 were $8.6 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $197.1 million and $188.7 million at June 30, 2011 and December 31, 2010, respectively. The increase resulted from earnings of $5.1 million and an increase in other comprehensive income of $3.3 million. Life Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Cash Provided (Used) from Operating Activities by Operating Segments

Moving and Storage

Net cash provided from operating activities were $389.0 million and $327.7 million for the first six months of fiscal 2012 and 2011, respectively. The increase in self-moving equipment rental revenues and product and service sales was the principal contributor to the increase in operating cash flows.

Property and Casualty Insurance

Net cash provided by operating activities were $5.6 million and $1.2 million for the first six months ended June 30, 2011 and 2010, respectively. The increase was due to the collection of reinsurance recoverables.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolio amounted to $75.3 million and $76.2 million at June 30, 2011 and December 31, 2010, respectively. This balance reflects funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $23.3 million and $28.9 million for the first six months ended June 30, 2011 and 2010, respectively. The significant reason for the decrease was due to an increase of reinsurance recoverable of $5.1 million.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio. At June 30, 2011 and December 31, 2010, cash and cash equivalents and short-term investments amounted to $14.2 million and $53.6 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment operating leases. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management feels it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. At September 30, 2011, we had cash availability under existing credit facilities of $300.2 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 4, Borrowings of the Notes to Condensed Consolidated Financial Statements.

Fair Value of Financial Instruments

Assets and liabilities recorded at fair value on the condensed consolidated balance sheets and are measured and classified based upon a three tiered approach to valuation. ASC 820 requires that financial assets and liabilities recorded at fair value be classified and disclosed in a Level 1, Level 2 or Level 3 category. For more information, please see Note 14, Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements.

The available-for-sale securities held by the Company are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. At September 30, 2011, we had $1.2 million of available-for-sale assets classified in Level 3.

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

AMERCO utilizes operating leases for certain rental equipment and facilities with terms expiring substantially through 2018, with the exception of one land lease expiring in 2034. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, AMERCO has guaranteed approximately $143.1 million of residual values at September 30, 2011 for these assets at the end of their respective lease terms. AMERCO has been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of AMERCO’s minimum lease payments and residual value guarantees were $398.5 million at September 30, 2011.

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

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $13.5 million from the above mentioned entities during the first six months of fiscal 2012 and 2011. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $1.1 million and $1.2 million in the first six months of fiscal 2012 and 2011, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At September 30, 2011, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based on equipment rental revenues. The Company paid the above mentioned entities $22.8 million and $21.4 million in commissions pursuant to such dealership contracts during the first six months of fiscal 2012 and 2011, respectively.

During the first six months of fiscal 2011, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater. Blackwater is wholly-owned by Mark V. Shoen. The Company does not have an equity ownership interest in SAC Holdings. The Company recorded interest income of $9.7 million and $9.6 million, and received cash interest payments of $10.0 million and $8.8 million, from SAC Holdings during the first six months of fiscal 2012 and 2011, respectively. The largest aggregate amount of notes receivable outstanding during the first six months of fiscal 2012 was $196.2 million and the aggregate notes receivable balance at September 30, 2011 was $195.8 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturities of these notes are between 2019 and 2024.

These agreements along with notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $21.1 million, expenses of $1.1 million and cash flows of $23.9 million during the first six months of fiscal 2012. Revenues and commission expenses related to the Dealer Agreements were $108.1 million and $22.8 million, respectively during the first six months of fiscal 2012.

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

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate

$54,956	(a), (b)	$(1,053)	5/10/2006	4/10/2012	5.06%	1 Month LIBOR
54,981	(a), (b)	(2,386)	10/10/2006	10/10/2012	5.57%	1 Month LIBOR
19,075	(a)	(1,544)	7/10/2006	7/10/2013	5.67%	1 Month LIBOR
249,166	(a)	(52,545)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
12,325	(a)	(1,215)	2/12/2007	2/10/2014	5.24%	1 Month LIBOR
8,294	(a)	(780)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
8,300	(a)	(763)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
9,700	(a), (b)	(826)	8/15/2008	6/15/2015	3.62%	1 Month LIBOR
10,292	(a)	(941)	8/29/2008	7/10/2015	4.04%	1 Month LIBOR
14,990	(a)	(1,559)	9/30/2008	9/10/2015	4.16%	1 Month LIBOR
8,813	(a), (b)	(366)	3/30/2009	4/15/2016	2.24%	1 Month LIBOR
11,625	(a)	(408)	8/15/2010	7/15/2017	2.15%	1 Month LIBOR
24,063	(a), (b)	(1,024)	6/1/2011	6/1/2018	2.38%	1 Month LIBOR
49,167	(a), (b)	(1,065)	8/15/2011	8/15/2018	1.86%	1 Month LIBOR
20,000	(a), (b)	(341)	9/12/2011	9/10/2018	1.75%	1 Month LIBOR

(a) interest rate swap agreement
(b) forward swap

As of September 30, 2011, the Company had approximately $690.7 million of variable rate debt obligations. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $1.3 million annually (after consideration of the effect of the above derivative contracts.)

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 6.6% and 6.3% of our revenue was generated in Canada during the first six months of fiscal 2012 and 2011, respectively. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

Item 4. Controls and Procedures

Attached as exhibits to this Form 10-Q are certifications of our Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), which are required in accordance with Rule 13a-14 of the Exchange Act. This "Controls and Procedures" section includes information concerning the controls and procedures evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented in the section, Evaluation of Disclosure Controls and Procedures.

 Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the CEO and CAO, conducted an evaluation of the effectiveness of the design and operation of the Company’s "disclosure controls and procedures" (as such term is defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (“Disclosure Controls”) as of the end of the period covered by this Form 10-Q. Our Disclosure Controls are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including our CEO and CAO, as appropriate to allow timely decisions regarding required disclosure. Based upon the controls evaluation, our CEO and CAO have concluded that as of the end of the period covered by this Form 10-Q, our Disclosure Controls were effective related to the above stated design purposes.

Inherent Limitations on the Effectiveness of Controls

The Company's management, including our CEO and CAO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Registration Statement on form S-4, filed March 30, 2004, file no. 1-11255
3.2	Restated Bylaws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K ,filed on September 10, 2010, file no. 1-11255
4.1	Fourteenth Supplemental Indenture dated July 20, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K ,filed on August 17, 2011, file no. 1-11255
4.2	Fifteenth Supplemental Indenture dated July 27, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K ,filed on August 17, 2011, file no. 1-11255
4.3	Sixteenth Supplemental Indenture dated August 31, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K ,filed on September 28, 2011, file no. 1-11255
4.4	Eleventh Supplemental Indenture dated June 7, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K ,filed on October 31, 2011, file no. 1-11255
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Principal Financial Officer and Chief Accounting Officer of AMERCO	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Principal Financial Officer and Chief Accounting Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERCO

Date:  November 2, 2011                                                                            /s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date:  November 2, 2011                                                                            /s/ Jason A. Berg
Jason A. Berg
Chief Accounting Officer
(Principal Financial Officer)