Form 10-Q
period 2011-12-31
AMERCO /NV/
filed 2012-02-08
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2011

or

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

Large accelerated filer ☐   Accelerated filer ☑   Non-accelerated filer ☐ (Do not check if a smaller reporting company)  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at February 1, 2012.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2011	2011
	(Unaudited)
	(In thousands)
ASSETS
Cash and cash equivalents	$438,277	$375,496
Reinsurance recoverables and trade receivables, net	351,828	205,371
Inventories, net	56,766	59,942
Prepaid expenses	54,941	57,624
Investments, fixed maturities and marketable equities	724,456	659,809
Investments, other	242,539	201,868
Deferred policy acquisition costs, net	62,384	52,870
Other assets	124,264	166,633
Related party assets	297,513	301,968
	2,352,968	2,081,581
Property, plant and equipment, at cost:
Land	281,144	239,177
Buildings and improvements	1,058,932	1,024,669
Furniture and equipment	309,050	310,671
Rental trailers and other rental equipment	253,791	249,700
Rental trucks	1,766,847	1,611,763
	3,669,764	3,435,980
Less: Accumulated depreciation	(1,388,730)	(1,341,407)
Total property, plant and equipment	2,281,034	2,094,573
Total assets	$4,634,002	$4,176,154
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$344,205	$304,006
Notes, loans and leases payable	1,507,976	1,397,842
Policy benefits and losses, claims and loss expenses payable	1,148,074	927,376
Liabilities from investment contracts	236,805	246,717
Other policyholders' funds and liabilities	5,382	8,727
Deferred income	28,218	27,209
Deferred income taxes	362,164	271,257
Total liabilities	3,632,824	3,183,134

Commitments and contingencies (notes 4, 9, 10 and 11)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 and 5,791,700 shares issued and none and 5,791,700 outstanding as of December 31 and March 31, 2011	-	-
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of December 31 and March 31, 2011	-	-
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of December 31 and March 31, 2011	-	-
Common stock of $0.25 par value, 150,000,000 shares authorized; 41,985,700
issued as of December 31 and March 31, 2011	10,497	10,497
Additional paid-in capital	432,846	425,212
Accumulated other comprehensive loss	(53,619)	(46,467)
Retained earnings	1,291,659	1,140,002
Cost of common shares in treasury, net (22,377,912 shares as of December 31 and March 31, 2011)	(525,653)	(525,653)
Cost of preferred shares in treasury, net (6,100,000 shares as of December 31 and 308,300 shares as of March 31, 2011)	(151,997)	(7,189)
Unearned employee stock ownership plan shares	(2,555)	(3,382)
Total stockholders' equity	1,001,178	993,020
Total liabilities and stockholders' equity	$4,634,002	$4,176,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended December 31,
	2011	2010
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$375,744	$342,953
Self-storage revenues	33,846	30,638
Self-moving and self-storage products and service sales	43,206	41,533
Property management fees	5,368	5,129
Life insurance premiums	132,643	74,306
Property and casualty insurance premiums	9,429	8,998
Net investment and interest income	15,234	13,213
Other revenue	17,619	13,212
Total revenues	633,089	529,982

Costs and expenses:
Operating expenses	269,834	252,986
Commission expenses	47,864	42,367
Cost of sales	24,505	22,586
Benefits and losses	173,748	70,312
Amortization of deferred policy acquisition costs	3,666	2,480
Lease expense	32,325	37,159
Depreciation, net of (gains) on disposals of (($699) and ($1,655), respectively)	56,274	50,815
Total costs and expenses	608,216	478,705

Earnings from operations	24,873	51,277
Interest expense	(22,744)	(22,236)
Pretax earnings	2,129	29,041
Income tax expense	(1,401)	(10,433)
Net earnings	728	18,608
Less: Preferred stock dividends	-	(3,079)
Earnings available to common shareholders	$728	$15,529
Basic and diluted earnings per common share	$0.04	$0.80
Weighted average common shares outstanding: Basic and diluted	19,481,614	19,439,622

Related party revenues for the third quarter of fiscal 2012 and 2011, net of eliminations, were $11.6 million and $11.3 million, respectively.

Related party costs and expenses for the third quarter of fiscal 2012 and 2011, net of eliminations, were $11.0 million and $8.8 million, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended December 31,
	2011	2010
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$1,333,918	$1,229,544
Self-storage revenues	99,682	89,512
Self-moving and self-storage products and service sales	167,352	161,644
Property management fees	14,929	14,245
Life insurance premiums	229,839	152,131
Property and casualty insurance premiums	25,076	23,477
Net investment and interest income	48,398	39,442
Other revenue	60,041	42,910
Total revenues	1,979,235	1,752,905

Costs and expenses:
Operating expenses	836,149	776,379
Commission expenses	168,865	152,149
Cost of sales	89,729	83,854
Benefits and losses	268,140	143,117
Amortization of deferred policy acquisition costs	10,716	6,549
Lease expense	99,271	113,789
Depreciation, net of (gains) on disposals of (($18,326) and ($18,964), respectively)	148,696	139,561
Total costs and expenses	1,621,566	1,415,398

Earnings from operations	357,669	337,507
Interest expense	(68,340)	(65,488)
Pretax earnings	289,329	272,019
Income tax expense	(109,367)	(101,690)
Net earnings	179,962	170,329
Less: Excess of redemption value over carrying value of preferred shares redeemed	(5,908)	(171)
Less: Preferred stock dividends	(2,913)	(9,336)
Earnings available to common shareholders	$171,141	$160,822
Basic and diluted earnings per common share	$8.79	$8.28
Weighted average common shares outstanding: Basic and diluted	19,470,886	19,427,294

Related party revenues for the first nine months of fiscal 2012 and 2011, net of eliminations, were $33.5 million and $32.8 million, respectively.

Related party costs and expenses for the first nine months of fiscal 2012 and 2011, net of eliminations, were $34.9 million and $31.5 million, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter Ended December 31, 2011	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$2,129	$(1,401)	$728
Other comprehensive income (loss):
Foreign currency translation	1,578	-	1,578
Unrealized gain on investments	14,079	(4,901)	9,178
Change in fair value of cash flow hedges	2,977	(1,131)	1,846
Total comprehensive income	$20,763	$(7,433)	$13,330

Quarter Ended December 31, 2010	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$29,041	$(10,433)	$18,608
Other comprehensive income (loss):
Foreign currency translation	3,317	-	3,317
Unrealized gain on investments	14,537	(5,149)	9,388
Change in fair value of cash flow hedges	15,862	(6,027)	9,835
Total comprehensive income	$62,757	$(21,609)	$41,148

Nine Months Ended December 31, 2011	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$289,329	$(109,367)	$179,962
Other comprehensive income (loss):
Foreign currency translation	(4,179)	-	(4,179)
Unrealized gain on investments	7,328	(2,159)	5,169
Change in fair value of cash flow hedges	(13,133)	4,991	(8,142)
Total comprehensive income	$279,345	$(106,535)	$172,810

Nine Months Ended December 31, 2010	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$272,019	$(101,690)	$170,329
Other comprehensive income (loss):
Foreign currency translation	1,538	-	1,538
Unrealized gain on investments	21,300	(7,398)	13,902
Change in fair value of cash flow hedges	(3,706)	1,409	(2,297)
Total comprehensive income	$291,151	$(107,679)	$183,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2011	2010
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Net earnings	$179,962	$170,329
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	167,022	158,525
Amortization of deferred policy acquisition costs	10,716	6,549
Change in allowance for losses on trade receivables	(89)	26
Change in allowance for inventory reserves	3,005	1,271
Net gain on sale of real and personal property	(18,326)	(18,964)
Net gain on sale of investments	(5,454)	(1,546)
Deferred income taxes	94,581	59,628
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(146,365)	(34,547)
Inventories	173	(8,809)
Prepaid expenses	2,666	9,784
Capitalization of deferred policy acquisition costs	(19,072)	(20,584)
Other assets	3,623	40,239
Related party assets	(7,362)	1,136
Accounts payable and accrued expenses	7,428	14,687
Policy benefits and losses, claims and loss expenses payable	221,750	84,779
Other policyholders' funds and liabilities	(3,345)	804
Deferred income	1,070	903
Related party liabilities	(267)	219
Net cash provided by operating activities	491,716	464,429

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(421,743)	(337,510)
Short term investments	(167,308)	(172,451)
Fixed maturities investments	(174,575)	(155,242)
Equity securities	(9,048)	(11,247)
Preferred stock	(1,617)	(11,391)
Real estate	(5,201)	(145)
Mortgage loans	(94,111)	(20,992)
Proceeds from sale of:
Property, plant and equipment	139,852	149,351
Short term investments	186,893	213,172
Fixed maturities investments	116,609	97,015
Equity securities	10,210	1,198
Preferred stock	1,252	-
Real estate	146	190
Mortgage loans	40,883	8,797
Net cash used by investing activities	(377,758)	(239,255)

Cash flows from financing activities:
Borrowings from credit facilities	239,799	306,687
Principal repayments on credit facilities	(166,615)	(248,884)
Debt issuance costs	(1,788)	(1,987)
Capital lease payments	(5,962)	(9,852)
Leveraged Employee Stock Ownership Plan - repayments from loan	827	881
Securitizaton deposits	40,500	(87,719)
Preferred stock redemption paid	(144,289)	-
Preferred stock dividends paid	(2,913)	(9,336)
Dividend from related party	-	3,303
Contribution to related party	(518)	-
Investment contract deposits	10,567	8,503
Investment contract withdrawals	(20,479)	(25,749)
Net cash used by financing activities	(50,871)	(64,153)

Effects of exchange rate on cash	(306)	179

Increase in cash and cash equivalents	62,781	161,200
Cash and cash equivalents at the beginning of period	375,496	244,118
Cash and cash equivalents at the end of period	$438,277	$405,318
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

During the Property and Casualty segment’s fourth quarter (October 2011 to December 2011) an adjustment was made to strengthen excess workers’ compensation reserves. Due to the materiality of this adjustment and its timing in relation to AMERCO’s third quarter reporting, the adjustment was recorded into the Property and Casualty third quarter fiscal 2012 results as presented herein.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars. Certain amounts reported in previous years have been reclassified to conform to the current presentation.

The condensed consolidated balance sheet as of December 31, 2011 and the related condensed consolidated statements of operations and comprehensive income for the third quarter and the first nine months and the cash flows for the first nine months ended fiscal 2012 and 2011 are unaudited.

In our opinion, all adjustments necessary for the fair presentation of such condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The information in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares, net of shares committed to be released, were 120,725 and 164,035 as of December 31, 2011 and December 31, 2010, respectively.

On June 1, 2011, the Company redeemed all 6,100,000 shares of its issued and outstanding Series A 8½% Preferred Stock (“Series A Preferred”) at a redemption price of $25 per share plus accrued dividends through that date.  Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260 – Earnings Per Share (“ASC 260”), for earnings per share purposes, we recognized the deficit of the carrying amount of the Series A Preferred over the consideration paid to redeem the shares.

The Series A Preferred was recorded in our Additional Paid-In Capital account, net of original issue costs at $146.3 million prior to the redemption.  The Company paid $152.5 million to redeem the shares on June 1, 2011 of which $7.7 million was paid to our insurance subsidiaries in exchange for their holdings.  The difference between what was paid to redeem the shares less their carrying amount on our balance sheet, reduced by our insurance subsidiaries holdings is $5.9 million.  This amount was recognized as a reduction to our earnings available to our common shareholders for the purposes of computing earnings per share for the first nine months of fiscal 2012.

From January 1, 2009 through March 31, 2011, our insurance subsidiaries purchased 308,300 shares of our Series A Preferred on the open market for $7.2 million.  Pursuant to ASC 260, we recognized a $0.2 million charge to net earnings in the first nine months of fiscal 2011 in connection with these purchases.

3. Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company deposits bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $14.4 million at December 31, 2011.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Available-for-Sale Investments

Available-for-sale investments at December 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$27,128	$2,990	$(18)	$-	$30,100
U.S. government agency mortgage-backed securities	51,155	5,151	(1)	(30)	56,275
Obligations of states and political subdivisions	129,145	8,703	-	(15)	137,833
Corporate securities	422,704	32,884	(776)	(1,645)	453,167
Mortgage-backed securities	12,708	235	(62)	(62)	12,819
Redeemable preferred stocks	24,370	903	(1,724)	(144)	23,405
Common stocks	27,736	11	(16,304)	(586)	10,857
	$694,946	$50,877	$(18,885)	$(2,482)	$724,456

The table above includes gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

The Company sold available-for-sale securities with a fair value of $132.6 million during the first nine months of fiscal 2012. The gross realized gains on these sales totaled $5.8 million. The gross realized losses on these sales totaled $0.1 million.

The unrealized losses of more than twelve months in the available-for-sale table are considered temporary declines. The Company tracks each investment with an unrealized loss and evaluates them on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments may have declines determined by management to be other-than-temporary and the Company recognizes these write-downs through earnings. The Company’s insurance subsidiaries recognized $0.1 million in other-than-temporary impairments for the first nine months of fiscal 2012. There were no write downs in the third quarter of fiscal 2012 and 2011 or for the first nine months of fiscal 2011.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income were as follows:

Credit Loss
(Unaudited)
(In thousands)
Balance at March 31, 2011	$552
Additions:
Other-than-temporary impairment not previously recognized	-
Balance at December 31, 2011	$552

The adjusted cost and estimated market value of available-for-sale investments at December 31, 2011, by contractual maturity, were as follows:

	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)
Due in one year or less	$41,597	$42,051
Due after one year through five years	153,462	161,091
Due after five years through ten years	171,083	183,771
Due after ten years	263,990	290,462
	630,132	677,375

Mortgage backed securities	12,708	12,819
Redeemable preferred stocks	24,370	23,405
Equity securities	27,736	10,857
	$694,946	$724,456

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4. Borrowings

Long-Term Debt

Long-term debt was as follows:

			December 31,	March 31,
	2012 Rate (a)	Maturities	2011	2011
			(Unaudited)
			(In thousands)
Real estate loan (amortizing term)	6.93%	2018	$247,500	$255,000
Real estate loan (revolving credit)	-	2018	-	-
Real estate loan (amortizing term)	2.17%	2016	25,675	11,222
Real estate loan (revolving credit)	1.77%	2012	23,920	-
Senior mortgages	5.47%-5.75%	2015	463,138	476,783
Working capital loan (revolving credit)	-	2012	-	-
Fleet loans (amortizing term)	3.52%-7.95%	2012-2018	406,751	325,591
Fleet loans (securitization)	4.90%-5.56%	2014-2017	235,038	271,290
Other obligations	3.00%-9.50%	2012-2031	111,191	57,956
Less: Other obligations held by subsidiaries			(5,237)	-
Total notes, loans and leases payable			$1,507,976	$1,397,842

(a) Interest rate as of December 31, 2011, including the effect of applicable hedging instruments.

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. The loan has a final maturity date of August 2018. The loan is comprised of a term loan facility with initial availability of $300.0 million and a revolving credit facility with a current availability of $198.8 million. As of December 31, 2011, the outstanding balance on the Real Estate Loan was $247.5 million and the Company had the full $198.8 million available to be drawn. U-Haul International, Inc. is a guarantor of this loan.

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

The interest rate for the amortizing term portion, per the provisions of the amended Loan Agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At December 31, 2011, the applicable LIBOR was 0.28% and the applicable margin was 1.50%, the sum of which was 1.78%. The rate on the term facility portion of the Real Estate Loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Amerco Real Estate Company and a subsidiary of U-Haul International, Inc. entered into a revolving credit construction loan effective June 29, 2006. This loan was modified and extended on June 27, 2011. The loan is now comprised of a term loan facility with initial availability of $26.1 million and a final maturity of June 30, 2016. As of December 31, 2011, the outstanding balance was $25.7 million.

This Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and any accrued and unpaid interest due at maturity. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 1.90%. At December 31, 2011, the applicable LIBOR was 0.27% and the margin was 1.90%, the sum of which was 2.17%. U-Haul International, Inc. and AMERCO are guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

On April 29, 2011, Amerco Real Estate Company and U-Haul Company of Florida entered into a revolving credit agreement for $100.0 million. This agreement has a maturity of April 2012 with an option for a one year extension. As of December 31, 2011, the Company had $76.1 million available to be drawn. The interest rate is the applicable LIBOR plus a margin of 1.50%. At December 31, 2011, the applicable LIBOR was 0.27% and the margin was 1.50%, the sum of which was 1.77%. AMERCO and U-Haul International, Inc. are guarantors of this facility. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgage loan balances as of December 31, 2011 were in the aggregate amount of $463.1 million and mature in 2015. The senior mortgages require average monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. These senior mortgages are secured by certain properties owned by the borrowers. The interest rates, per the provisions of these senior mortgages, range between 5.47% and 5.75%. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of these senior mortgages. The default provisions of these senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Working Capital Loans

Amerco Real Estate Company is a borrower under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $25.0 million. At December 31, 2011, the Company had the full $25.0 million available to be drawn. The loan is secured by certain properties owned by the borrower. The loan agreement provides for revolving loans, subject to the terms of the loan agreement with final maturity in November 2012. The loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. U-Haul International, Inc. and AMERCO are the guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus a margin of 1.50%.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under amortizing term loans. The balance of the loans as of December 31, 2011 was $291.8 million with the final maturities between April 2012 and December 2018.

The Amortizing Loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the Loan Agreements, are the applicable LIBOR plus a margin between 0.90% and 2.63%. At December 31, 2011, the applicable LIBOR was between 0.27% and 0.28% and applicable margins were between 0.90% and 2.63%. The interest rates are hedged with interest rate swaps fixing the rates between 3.85% and 7.07% based on current margins. Additionally, $6.0 million of these loans are carried at a fixed rate of 7.95%.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

AMERCO and U-Haul International, Inc. are guarantors of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

On December 31, 2009 a subsidiary of U-Haul International, Inc. entered into an $85.0 million term note that was used to fund cargo van and pickup acquisitions for the past two years. This term note was amended on August 26, 2011. The amount of the term note was increased to $95.0 million. On December 22, 2011, the Company entered into another term loan for $20.0 million. The final maturity date of these notes is August 2016. The agreements contain options to extend the maturity through May 2017.  These notes are secured by the purchased equipment and the corresponding operating cash flows associated with their operation.  These notes have fixed interest rates between 3.52% and 3.53%.

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

The 2007 Box Truck Note has a fixed interest rate of 5.56% with an expected final maturity of February 2014. At December 31, 2011, the outstanding balance was $102.3 million. The note is secured by the box trucks that were purchased and the corresponding operating cash flows associated with their operation.

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

The 2010 Box Truck Note has a fixed interest rate of 4.90% with an expected final maturity of October 2017. At December 31, 2011, the outstanding balance was $132.7 million. The note is secured by the box trucks being purchased and the corresponding operating cash flows associated with their operation.

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

Other Obligations

The Company entered into capital leases for new equipment between April 2008 and December 2011, with terms of the leases between 3 and 7 years. At December 31, 2011, the balance of these leases was $100.1 million.

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

At December 31, 2011 the aggregate outstanding principal balance of the U-Notes issued was $11.1 million with interest rates between 3.00% and 8.00% and maturity dates between 2013 and 2031.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Annual Maturities of Notes, Loans and Leases Payable

The annual maturities of long-term debt as of December 31, 2011 for the next five years and thereafter are as follows:

	Year Ended December 31,
	2012	2013	2014	2015	2016	Thereafter
	(Unaudited)
	(In thousands)
Notes,loans and leases payable,secured	$213,687	$102,624	$169,917	$492,398	$260,735	$268,615

Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Quarter Ended December 31,
	2011	2010
	(Unaudited)
	(In thousands)
Interest expense	$16,009	$15,453
Capitalized interest	(76)	(80)
Amortization of transaction costs	1,198	1,046
Interest expense resulting from derivatives	5,613	5,817
Total interest expense	$22,744	$22,236

	Nine Months Ended December 31,
	2011	2010
	(Unaudited)
	(In thousands)
Interest expense	$47,888	$44,464
Capitalized interest	(154)	(349)
Amortization of transaction costs	3,292	3,200
Interest expense resulting from derivatives	17,314	18,173
Total interest expense	$68,340	$65,488

Interest paid in cash including payments related to derivative contracts, amounted to $19.8 million and $19.7 million for the third quarter of fiscal 2012 and 2011, respectively and $60.7 million and $58.5 million for the first nine months of fiscal 2012 and 2011, respectively.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended December 31,
	2011	2010
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	1.80%	1.69%
Interest rate at the end of the quarter	1.77%	0.00%
Maximum amount outstanding during the quarter	$38,920	$15,000
Average amount outstanding during the quarter	$37,779	$14,185
Facility fees	$109	$57

	Revolving Credit Activity
	Nine Months Ended December 31,
	2011	2010
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the first nine months	1.72%	1.77%
Interest rate at the end of the first nine months	1.77%	0.00%
Maximum amount outstanding during the first nine months	$38,920	$111,000
Average amount outstanding during the first nine months	$24,685	$44,396
Facility fees	$416	$170

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Original variable rate debt amount		Agreement Date	Effective Date	Expiration Date	Designated cash flow hedge date
(Unaudited)
(In millions)
$142.3	(a),(b)	11/15/2005	5/10/2006	4/10/2012	5/31/2006
50.0	(a)	6/21/2006	7/10/2006	7/10/2013	6/9/2006
144.9	(a),(b)	6/9/2006	10/10/2006	10/10/2012	6/9/2006
300.0	(a)	8/16/2006	8/18/2006	8/10/2018	8/4/2006
30.0	(a)	2/9/2007	2/12/2007	2/10/2014	2/9/2007
20.0	(a)	3/8/2007	3/12/2007	3/10/2014	3/8/2007
20.0	(a)	3/8/2007	3/12/2007	3/10/2014	3/8/2007
19.3	(a),(b)	4/8/2008	8/15/2008	6/15/2015	3/31/2008
19.0	(a)	8/27/2008	8/29/2008	7/10/2015	4/10/2008
30.0	(a)	9/24/2008	9/30/2008	9/10/2015	9/24/2008
15.0	(a),(b)	3/24/2009	3/30/2009	3/30/2016	3/25/2009
14.7	(a),(b)	7/6/2010	8/15/2010	7/15/2017	7/6/2010
25.0	(a),(b)	4/26/2011	6/1/2011	6/1/2018	6/1/2011
50.0	(a),(b)	7/29/2011	8/15/2011	8/15/2018	7/29/2011
20.0	(a),(b)	8/3/2011	9/12/2011	9/10/2018	8/3/2011

(a)interest rate swap agreement
(b)forwardswap

As of December 31, 2011, the total notional amount of the Company’s variable interest rate swaps was $522.1 million.

The derivative fair values located in accounts payable and accrued expenses in the balance sheets were as follows:

	Liability Derivatives Fair Value as of
	December 31, 2011	March 31, 2011
	(Unaudited)
	(In thousands)
Interest rate contracts designated as hedging instruments	$63,515	$51,052

	The Effect of Interest Rate
	Contracts on the Statements of Operations
	December 31, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Loss recognized in income on interest rate contracts	$17,314	$18,173
(Gain) loss recognized in AOCI on interest rate contracts (effective portion)	$13,133	$3,706
Loss reclassified from AOCI into income (effective portion)	$17,984	$18,697
(Gain) loss recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$(670)	$(524)

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Gains or losses recognized in income on derivatives are recorded as interest expense in the statements of operations. At December 31, 2011, the Company expects to reclassify $19.9 million of net losses on interest rate contracts from accumulated other comprehensive income to earnings that will offset interest payments over the next twelve months.

6. Stockholders’ Equity

On December 7, 2011, the Company declared a special cash dividend on its Common Stock of $1.00 per share to holders of record on December 23, 2011. The dividend was paid on January 3, 2012.

Although the Board of Directors (the “Board”) decided to pay cash dividends to common stockholders, this is not necessarily indicative of the ability of the Company to pay (or the future willingness of the Board to declare the advisability of) cash dividends to our common stockholders on a consistent basis or at all in the future.

On June 1, 2011, the Company redeemed all 6,100,000 shares of its issued and outstanding Series A Preferred at a redemption price of $25 per share plus accrued dividends through that date.  Pursuant to ASC 260, for earnings per share purposes, we recognized the deficit of the carrying amount of the Series A Preferred over the consideration paid to redeem the shares.

The Series A Preferred was recorded in our Additional Paid-In Capital account, net of original issue costs at $146.3 million prior to the redemption. The Company paid $152.5 million to redeem the shares on June 1, 2011 of which $7.7 million was paid to our insurance subsidiaries in exchange for their holdings. The difference between what was paid to redeem the shares less their carrying amount on our balance sheet, reduced by our insurance subsidiaries holdings is $5.9 million. This amount was recognized as a reduction to our earnings available to our common shareholders for the purposes of computing earnings per share for the first nine months of fiscal 2012.

From January 1, 2009 through March 31, 2011, our insurance subsidiaries purchased 308,300 shares of Series A Preferred on the open market for $7.2 million. Pursuant to ASC 260, we recognized a $0.2 million charge to net earnings for the first nine months of fiscal 2011 in connection with these entities.

7. Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Gain on Investments	Fair Market Value of Cash Flow Hedges	Postretirement Benefit Obligation Gain	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)
Balance at March 31, 2011	$(26,028)	$10,861	$(32,438)	$1,138	$(46,467)
Foreign currency translation	(4,179)	-	-	-	(4,179)
Unrealized gain on investments	-	5,169	-	-	5,169
Change in fair value of cash flow hedges	-	-	(8,142)	-	(8,142)
Balance at December 31, 2011	$(30,207)	$16,030	$(40,580)	$1,138	$(53,619)

8. Change in Excess Workers’ Compensation Reserves Estimate

The Company’s policy is to regularly review the adequacy of loss reserves associated with the lines of business of its insurance subsidiaries.  A current review of the underlying claims of Repwest’s excess workers’ compensation business indicated that claims have been developing more adversely than previously anticipated based on a combination of issues including medical inflation, additional treatments, longer claim terms and changes in ceding entity and third party administrator reporting practices.  As a result, Repwest adjusted its estimate for excess workers’ compensation reserves. The effect of this change increased benefits and losses expense by $48.3 million and decreased net earnings by $31.4 million, or $1.61 per share, for the third quarter ended fiscal 2012.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

9. Contingent Liabilities and Commitments

The Company leases a portion of its rental equipment and certain of its facilities under operating leases with terms that expire at various dates substantially through 2018, with the exception of one land lease expiring in 2034. As of December 31, 2011, AMERCO has guaranteed $139.4 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, the Company has the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. AMERCO has been leasing equipment since 1987 and has experienced no material losses relating to these types of residual value guarantees.

Lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
	(Unaudited)
		(In thousands)
Year-ended December 31:
2012	$14,630	$99,412	$114,042
2013	13,154	81,764	94,918
2014	5,801	58,274	64,075
2015	653	34,139	34,792
2016	509	9,447	9,956
Thereafter	4,894	6,744	11,638
Total	$39,641	$289,780	$329,421

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

On remand, on July 22, 2011, AMERCO filed a Motion for Summary Judgment based upon the Shareholder’s Ratification of the SAC transactions. In addition, on August 29, 2011, certain defendants filed a Motion to Dismiss Plaintiffs’ Claim for Wrongful Interference with Prospective Economic Advantage. On August 31, 2011, the trial court held a status conference and entered an order setting forth the briefing schedule for the two motions. On December 23, 2011, the trial court denied AMERCO’s motion for summary judgment and certain defendants’ motion to dismiss. The court has set a discovery schedule on the limited issue of demand futility.  An evidentiary hearing on demand futility is scheduled for August 20, 2012.

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

Related Party Revenue

	Quarter Ended December 31,
	2011	2010
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from SAC Holdings	$4,863	$4,832
U-Haul interest income revenue from Private Mini	1,364	1,372
U-Haul management fee revenue from SAC Holdings	3,440	3,261
U-Haul management fee revenue from Private Mini	558	544
U-Haul management fee revenue from Mercury	1,370	1,324
	$11,595	$11,333

	Nine Months Ended December 31,
	2011	2010
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from SAC Holdings	$14,537	$14,417
U-Haul interest income revenue from Private Mini	4,083	4,111
U-Haul management fee revenue from SAC Holdings	10,990	10,418
U-Haul management fee revenue from Private Mini	1,664	1,627
U-Haul management fee revenue from Mercury	2,275	2,199
	$33,549	$32,772

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

During the first nine months of fiscal 2012, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. The Company does not have an equity ownership interest in SAC Holdings. The Company received cash interest payments of $13.4 million and $12.2 million, from SAC Holdings during the first nine months of fiscal 2012 and 2011, respectively. The largest aggregate amount of notes receivable outstanding during the first nine months of fiscal 2012 was $196.2 million and the aggregate notes receivable balance at December 31, 2011 was $195.6 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturities of these notes are between 2019 and 2024.

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

During the first nine months of fiscal 2012, AMERCO and U-Haul held various junior notes issued by Private Mini Storage Realty, L.P. (“Private Mini”). The equity interests of Private Mini are ultimately controlled by Blackwater. The Company received cash interest payments of $4.0 million and $4.1 million from Private Mini during the first nine months of fiscal 2012 and 2011, respectively. The largest aggregate amount outstanding during the first nine months of fiscal 2012 was $66.7 million and the aggregate notes receivable balance at December 31, 2011 was $66.4 million.

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $18.0 million and $17.8 million from the above mentioned entities during the first nine months of fiscal 2012 and 2011, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

Related Party Costs and Expenses

	Quarter Ended December 31,
	2011	2010
	(Unaudited)
	(In thousands)
U-Haul lease expenses to SAC Holdings	$636	$623
U-Haul commission expenses to SAC Holdings	9,764	7,676
U-Haul commission expenses to Private Mini	592	523
	$10,992	$8,822

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Nine Months Ended December 31,
	2011	2010
	(Unaudited)
	(In thousands)
U-Haul lease expenses to SAC Holdings	$1,762	$1,868
U-Haul commission expenses to SAC Holdings	31,146	27,720
U-Haul commission expenses to Private Mini	1,998	1,862
	$34,906	$31,450

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At December 31, 2011, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based upon equipment rental revenues

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $31.3 million, expenses of $1.8 million and cash flows of $32.2 million during the first nine months of fiscal 2012. Revenues and commission expenses related to the Dealer Agreements were $154.9 million and $33.1 million, respectively during the first nine months of fiscal 2012.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company has not provided financial or other support explicitly or implicitly during the first nine months ended December 31, 2011 to any of these entities that it was not previously contractually required to provide. The carrying amount and classification of the assets and liabilities in the Company’s balance sheets that relate to the Company’s variable interests in the aforementioned entities are as follows, which approximate the maximum exposure to loss as a result of the Company’s involvement with these related party entities:

Related Party Assets

	December 31,	March 31,
	2011	2011
	(Unaudited)
	(In thousands)
U-Haul notes, receivables and interest from Private Mini	$71,788	$69,201
U-Haul notes receivable from SAC Holdings	195,630	196,191
U-Haul interest receivable from SAC Holdings	18,273	17,096
U-Haul receivable from SAC Holdings	18,159	16,346
U-Haul receivable from Mercury	3,301	3,534
Other (a)	(9,638)	(400)
	$297,513	$301,968

(a) Timing differences for intercompany balances with insurance subsidiaries. The December 31, 2011 difference includes a dividend of property received by AMERCO from Repwest in the amount of $6.8 million and $3.2 million in timing difference for other obligations.

From January 1, 2009 through March 31, 2011, our insurance subsidiaries purchased 308,300 shares of our Series A Preferred on the open market for $7.2 million.

12. Consolidating Financial Information by Industry Segment

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

12. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of December 31, 2011 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$289,497	$115,999	$767	$-		$406,263	$19,285	$12,729	$-		$438,277
Reinsurance recoverables and trade receivables, net	-	31,696	-	-		31,696	238,058	82,074	-		351,828
Inventories, net	-	56,766	-	-		56,766	-	-	-		56,766
Prepaid expenses	12,899	41,650	392	-		54,941	-	-	-		54,941
Investments, fixed maturities and marketable equities	9,965	-	-	-		9,965	128,303	586,188	-		724,456
Investments, other	-	9,620	41,773	-		51,393	96,076	97,075	(2,005)	(c)	242,539
Deferred policy acquisition costs, net	-	-	-	-		-	-	62,384	-		62,384
Other assets	320	87,436	35,950	-		123,706	357	201	-		124,264
Related party assets	1,106,280	251,840	96	(1,049,339)	(c)	308,877	3,205	3	(14,572)	(c)	297,513
	1,418,961	595,007	78,978	(1,049,339)		1,043,607	485,284	840,654	(16,577)		2,352,968

Investment in subsidiaries	(6,836)	-	-	340,225	(b)	333,389	-	-	(333,389)	(b)	-

Property, plant and equipment, at cost:
Land	-	70,466	210,678	-		281,144	-	-	-		281,144
Buildings and improvements	-	155,270	903,662	-		1,058,932	-	-	-		1,058,932
Furniture and equipment	167	290,492	18,391	-		309,050	-	-	-		309,050
Rental trailers and other rental equipment	-	253,791	-	-		253,791	-	-	-		253,791
Rental trucks	-	1,766,847	-	-		1,766,847	-	-	-		1,766,847
	167	2,536,866	1,132,731	-		3,669,764	-	-	-		3,669,764
Less: Accumulated depreciation	(144)	(1,033,694)	(354,892)	-		(1,388,730)	-	-	-		(1,388,730)
Total property, plant and equipment	23	1,503,172	777,839	-		2,281,034	-	-	-		2,281,034
Total assets	$1,412,148	$2,098,179	$856,817	$(709,114)		$3,658,030	$485,284	$840,654	$(349,966)		$4,634,002

(a) Balances as of September 30, 2011
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating balance sheets by industry segment as of December 31, 2011 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$20,127	$315,478	$4,159	$-		$339,764	$-	$4,488	$(47)	(c)	$344,205
Notes, loans and leases payable	-	790,592	722,621	-		1,513,213	-	-	(5,237)	(c)	1,507,976
Policy benefits and losses, claims and loss expenses payable	-	384,576	-	-		384,576	395,647	367,851	-		1,148,074
Liabilities from investment contracts	-	-	-	-		-	-	236,805	-		236,805
Other policyholders' funds and liabilities	-	-	-	-		-	3,104	2,278	-		5,382
Deferred income	-	28,218	-	-		28,218	-	-	-		28,218
Deferred income taxes	388,288	-	-	-		388,288	(43,886)	17,762	-		362,164
Related party liabilities	-	771,623	280,509	(1,049,339)	(c)	2,793	1,598	113	(4,504)	(c)	-
Total liabilities	408,415	2,290,487	1,007,289	(1,049,339)		2,656,852	356,463	629,297	(9,788)		3,632,824

Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-		-	-	-	-		-
Series B preferred stock	-	-	-	-		-	-	-	-		-
Series A common stock	-	-	-	-		-	-	-	-		-
Common stock	10,497	540	1	(541)	(b)	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	433,056	121,230	147,941	(269,171)	(b)	433,056	89,620	26,271	(116,101)	(b,d)	432,846
Accumulated other comprehensive income (loss)	(53,619)	(69,649)	-	69,649	(b)	(53,619)	2,458	23,229	(25,687)	(b)	(53,619)
Retained earnings (deficit)	1,291,449	(241,874)	(298,414)	540,288	(b)	1,291,449	33,442	159,357	(192,589)	(b,d)	1,291,659
Cost of common shares in treasury, net	(525,653)	-	-	-		(525,653)	-	-	-		(525,653)
Cost of preferred shares in treasury, net	(151,997)	-	-	-		(151,997)	-	-	-		(151,997)
Unearned employee stock ownership plan shares	-	(2,555)	-	-		(2,555)	-	-	-		(2,555)
Total stockholders' equity (deficit)	1,003,733	(192,308)	(150,472)	340,225		1,001,178	128,821	211,357	(340,178)		1,001,178
Total liabilities and stockholders' equity	$1,412,148	$2,098,179	$856,817	$(709,114)		$3,658,030	$485,284	$840,654	$(349,966)		$4,634,002

(a) Balances as of September 30, 2011
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

(a) Balances as of December 31, 2010
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables
(d) Eliminate intercompany preferred stock investment

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statement of operations by industry segment for the quarter ended December 31, 2011 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$376,271	$-	$-		$376,271	$-	$-	$(527)	(c)	$375,744
Self-storage revenues	-	33,523	323	-		33,846	-	-	-		33,846
Self-moving and self-storage products and service sales	-	43,206	-	-		43,206	-	-	-		43,206
Property management fees	-	5,368	-	-		5,368	-	-	-		5,368
Life insurance premiums	-	-	-	-		-	-	132,643	-		132,643
Property and casualty insurance premiums	-	-	-	-		-	9,429	-	-		9,429
Net investment and interest income	1,317	5,166	296	-		6,779	2,237	6,593	(375)	(b)	15,234
Other revenue	-	19,063	20,144	(21,611)	(b)	17,596	-	407	(384)	(b)	17,619
Total revenues	1,317	482,597	20,763	(21,611)		483,066	11,666	139,643	(1,286)		633,089

Costs and expenses:
Operating expenses	2,176	277,229	2,231	(21,611)	(b)	260,025	3,477	7,263	(931)	(b,c)	269,834
Commission expenses	-	47,864	-	-		47,864	-	-	-		47,864
Cost of sales	-	24,505	-	-		24,505	-	-	-		24,505
Benefits and losses	-	-	-	-		-	51,633	122,115	-		173,748
Amortization of deferred policy acquisition costs	-	-	-	-		-	-	3,666	-		3,666
Lease expense	26	32,601	5	-		32,632	-	-	(307)	(b)	32,325
Depreciation, net of (gains) losses on disposals	1	52,846	3,427	-		56,274	-	-	-		56,274
Total costs and expenses	2,203	435,045	5,663	(21,611)		421,300	55,110	133,044	(1,238)		608,216

Earnings (loss) from operations before equity in earnings of subsidiaries	(886)	47,552	15,100	-		61,766	(43,444)	6,599	(48)		24,873

Equity in earnings of subsidiaries	(12,577)	-	-	(11,376)	(d)	(23,953)	-	-	23,953	(d)	-

Earnings (loss) from operations	(13,463)	47,552	15,100	(11,376)		37,813	(43,444)	6,599	23,905		24,873
Interest income (expense)	22,345	(32,214)	(12,923)	-		(22,792)	-	-	48	(b)	(22,744)
Pretax earnings (loss)	8,882	15,338	2,177	(11,376)		15,021	(43,444)	6,599	23,953		2,129
Income tax benefit (expense)	(8,154)	(5,156)	(983)	-		(14,293)	15,206	(2,314)	-		(1,401)
Net earnings (loss)	728	10,182	1,194	(11,376)		728	(28,238)	4,285	23,953		728
Less: Preferred stock dividends	-	-	-	-		-	-	-	-		-
Earnings (loss) available to common shareholders	$728	$10,182	$1,194	$(11,376)		$728	$(28,238)	$4,285	$23,953		$728
(a) Balances for the quarter ended September 30, 2011
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statements of operations by industry for the quarter ended December 31, 2010 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$343,506	$-	$-		$343,506	$-	$-	$(553)	(c)	$342,953
Self-storage revenues	-	30,270	368	-		30,638	-	-	-		30,638
Self-moving and self-storage products and service sales	-	41,533	-	-		41,533	-	-	-		41,533
Property management fees	-	5,129	-	-		5,129	-	-	-		5,129
Life insurance premiums	-	-	-	-		-	-	74,306	-		74,306
Property and casualty insurance premiums	-	-	-	-		-	8,998	-	-		8,998
Net investment and interest income	1,360	5,222	-	-		6,582	2,119	4,971	(459)	(b,e)	13,213
Other revenue	-	14,389	19,586	(21,017)	(b)	12,958	-	581	(327)	(b)	13,212
Total revenues	1,360	440,049	19,954	(21,017)		440,346	11,117	79,858	(1,339)		529,982

Costs and expenses:
Operating expenses	1,711	259,383	2,259	(21,017)	(b)	242,336	3,986	7,536	(872)	(b,c)	252,986
Commission expenses	-	42,367	-	-		42,367	-	-	-		42,367
Cost of sales	-	22,586	-	-		22,586	-	-	-		22,586
Benefits and losses	-	-	-	-		-	5,255	65,057	-		70,312
Amortization of deferred policy acquisition costs	-	-	-	-		-	-	2,480	-		2,480
Lease expense	22	37,436	6	-		37,464	-	-	(305)	(b)	37,159
Depreciation, net of (gains) losses on disposals	3	47,166	3,646	-		50,815	-	-	-		50,815
Total costs and expenses	1,736	408,938	5,911	(21,017)		395,568	9,241	75,073	(1,177)		478,705

Earnings (loss) from operations before equity in earnings of subsidiaries	(376)	31,111	14,043	-		44,778	1,876	4,785	(162)		51,277

Equity in earnings of subsidiaries	5,645	-	-	(1,268)	(d)	4,377	-	-	(4,377)	(d)	-

Earnings from operations	5,269	31,111	14,043	(1,268)		49,155	1,876	4,785	(4,539)		51,277
Interest income (expense)	21,544	(32,056)	(11,724)	-		(22,236)	-	-	-		(22,236)
Pretax earnings (loss)	26,813	(945)	2,319	(1,268)		26,919	1,876	4,785	(4,539)		29,041
Income tax benefit (expense)	(8,043)	981	(1,087)	-		(8,149)	(658)	(1,626)	-		(10,433)
Net earnings	18,770	36	1,232	(1,268)		18,770	1,218	3,159	(4,539)		18,608
Less: Preferred stock dividends	(3,241)	-	-	-		(3,241)	-	-	162	(e)	(3,079)
Earnings available to common shareholders	$15,529	$36	$1,232	$(1,268)		$15,529	$1,218	$3,159	$(4,377)		$15,529

(a) Balances for the quarter ended September 30, 2010
(b) Eliminate intercompany lease income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries
(e) Eliminate preferred stock dividends paid to affiliates

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statements of operations by industry for the nine months ended December 31, 2011 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$1,335,229	$-	$-		$1,335,229	$-	$-	$(1,311)	(c)	$1,333,918
Self-storage revenues	-	98,745	937	-		99,682	-	-	-		99,682
Self-moving and self-storage products and service sales	-	167,352	-	-		167,352	-	-	-		167,352
Property management fees	-	14,929	-	-		14,929	-	-	-		14,929
Life insurance premiums	-	-	-	-		-	-	229,839	-		229,839
Property and casualty insurance premiums	-	-	-	-		-	25,076	-	-		25,076
Net investment and interest income	4,585	15,476	556	-		20,617	7,395	21,793	(1,407)	(b,e)	48,398
Other revenue	-	64,111	59,785	(64,022)	(b)	59,874	-	1,202	(1,035)	(b)	60,041
Total revenues	4,585	1,695,842	61,278	(64,022)		1,697,683	32,471	252,834	(3,753)		1,979,235

Costs and expenses:
Operating expenses	6,766	857,438	6,949	(64,022)	(b)	807,131	9,871	21,496	(2,349)	(b,c)	836,149
Commission expenses	-	168,865	-	-		168,865	-	-	-		168,865
Cost of sales	-	89,729	-	-		89,729	-	-	-		89,729
Benefits and losses	-	-	-	-		-	61,948	206,192	-		268,140
Amortization of deferred policy acquisition costs	-	-	-	-		-	-	10,716	-		10,716
Lease expense	69	100,102	19	-		100,190	-	-	(919)	(b)	99,271
Depreciation, net of (gains) losses on disposals	4	138,867	9,825	-		148,696	-	-	-		148,696
Total costs and expenses	6,839	1,355,001	16,793	(64,022)		1,314,611	71,819	238,404	(3,268)		1,621,566

Earnings (loss) from operations before equity in earnings of subsidiaries	(2,254)	340,841	44,485	-		383,072	(39,348)	14,430	(485)		357,669

Equity in earnings of subsidiaries	137,959	-	-	(154,121)	(d)	(16,162)	-	-	16,162	(d)	-

Earnings (loss) from operations	135,705	340,841	44,485	(154,121)		366,910	(39,348)	14,430	15,677		357,669
Interest income (expense)	70,528	(100,627)	(38,398)	-		(68,497)	-	-	157	(b)	(68,340)
Pretax earnings (loss)	206,233	240,214	6,087	(154,121)		298,413	(39,348)	14,430	15,834		289,329
Income tax benefit (expense)	(25,943)	(89,402)	(2,778)	-		(118,123)	13,772	(5,016)	-		(109,367)
Net earnings (loss)	180,290	150,812	3,309	(154,121)		180,290	(25,576)	9,414	15,834		179,962
Less: Excess of redemption value over carrying value of preferred shares redeemed	(5,908)	-	-	-		(5,908)	-	-	-		(5,908)
Less: Preferred stock dividends	(3,241)	-	-	-		(3,241)	-	-	328	(e)	(2,913)
Earnings (loss) available to common shareholders	$171,141	$150,812	$3,309	$(154,121)		$171,141	$(25,576)	$9,414	$16,162		$171,141
(a) Balances for the nine months ended September 30, 2011
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries
(e) Eliminate preferred stock dividends paid to affiliates

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statements of operations by industry for the nine months ended December 31, 2010 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$1,231,183	$-	$-		$1,231,183	$-	$-	$(1,639)	(c)	$1,229,544
Self-storage revenues	-	88,467	1,045	-		89,512	-	-	-		89,512
Self-moving and self-storage products and service sales	-	161,644	-	-		161,644	-	-	-		161,644
Property management fees	-	14,245	-	-		14,245	-	-	-		14,245
Life insurance premiums	-	-	-	-		-	-	152,131	-		152,131
Property and casualty insurance premiums	-	-	-	-		-	23,477	-	-		23,477
Net investment and interest income	3,854	15,443	-	-		19,297	6,130	15,292	(1,277)	(b,e)	39,442
Other revenue	20	46,402	58,244	(62,411)	(b)	42,255	-	1,676	(1,021)	(b)	42,910
Total revenues	3,874	1,557,384	59,289	(62,411)		1,558,136	29,607	169,099	(3,937)		1,752,905

Costs and expenses:
Operating expenses	5,606	796,765	6,850	(62,411)	(b)	746,810	10,958	21,246	(2,635)	(b,c)	776,379
Commission expenses	-	152,149	-	-		152,149	-	-	-		152,149
Cost of sales	-	83,854	-	-		83,854	-	-	-		83,854
Benefits and losses	-	-	-	-		-	13,369	129,748	-		143,117
Amortization of deferred policy acquisition costs	-	-	-	-		-	-	6,549	-		6,549
Lease expense	69	114,623	12	-		114,704	-	-	(915)	(b)	113,789
Depreciation, net of (gains) losses on disposals	7	130,744	8,810	-		139,561	-	-	-		139,561
Total costs and expenses	5,682	1,278,135	15,672	(62,411)		1,237,078	24,327	157,543	(3,550)		1,415,398

Earnings (loss) from operations before equity in earnings of subsidiaries	(1,808)	279,249	43,617	-		321,058	5,280	11,556	(387)		337,507

Equity in earnings of subsidiaries	132,707	-	-	(121,731)	(d)	10,976	-	-	(10,976)	(d)	-

Earnings from operations	130,899	279,249	43,617	(121,731)		332,034	5,280	11,556	(11,363)		337,507
Interest income (expense)	63,112	(96,008)	(32,592)	-		(65,488)	-	-	-		(65,488)
Pretax earnings	194,011	183,241	11,025	(121,731)		266,546	5,280	11,556	(11,363)		272,019
Income tax expense	(23,295)	(67,717)	(4,818)	-		(95,830)	(1,849)	(4,011)	-		(101,690)
Net earnings	170,716	115,524	6,207	(121,731)		170,716	3,431	7,545	(11,363)		170,329
Less: Excess of redemption value over carrying value of preferred shares redeemed	-	-	-	-		-	-	-	(171)		(171)
Less: Preferred stock dividends	(9,723)	-	-	-		(9,723)	-	-	387	(e)	(9,336)
Earnings available to common shareholders	$160,993	$115,524	$6,207	$(121,731)		$160,993	$3,431	$7,545	$(11,147)		$160,822

(a) Balances for the nine months ended September 30, 2010
(b) Eliminate intercompany lease income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries
(e) Eliminate preferred stock dividends paid to affiliates

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2011 are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings (loss)	$180,290	$150,812	$3,309	$(154,121)	$180,290	$(25,576)	$9,414	$15,834		$179,962
Earnings from consolidated entities	(137,959)	-	-	154,121	16,162	-	-	(16,162)		-
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	4	156,952	10,066	-	167,022	-	-	-		167,022
Amortization of deferred policy acquisition costs	-	-	-	-	-	-	10,716	-		10,716
Change in allowance for losses on trade receivables	-	(91)	-	-	(91)	-	2	-		(89)
Change in allowance for inventory reserve	-	3,005	-	-	3,005	-	-	-		3,005
Net gain on sale of real and personal property	-	(18,085)	(241)	-	(18,326)	-	-	-		(18,326)
Net (gain) loss on sale of investments	(488)	-	-	-	(488)	(674)	(4,292)	-		(5,454)
Deferred income taxes	103,901	-	-	-	103,901	(14,232)	4,912	-		94,581
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(12,391)	-	-	(12,391)	(64,802)	(69,172)	-		(146,365)
Inventories	-	173	-	-	173	-	-	-		173
Prepaid expenses	3,067	(134)	(267)	-	2,666	-	-	-		2,666
Capitalization of deferred policy acquisition costs	-	-	-	-	-	-	(19,072)	-		(19,072)
Other assets	2,543	7,740	(7,291)	-	2,992	521	110	-		3,623
Related party assets	(101)	(4,837)	(24)	-	(4,962)	(395)	-	(2,005)	(b)	(7,362)
Accounts payable and accrued expenses	2,032	4,755	382	-	7,169	-	259	-		7,428
Policy benefits and losses, claims and loss expenses payable	-	(11,752)	-	-	(11,752)	118,921	114,581	-		221,750
Other policyholders' funds and liabilities	-	-	-	-	-	(1,716)	(1,629)	-		(3,345)
Deferred income	-	1,070	-	-	1,070	-	-	-		1,070
Related party liabilities	-	(22)	-	-	(22)	(227)	(18)	-		(267)
Net cash provided (used) by operating activities	153,289	277,195	5,934	-	436,418	11,820	45,811	(2,333)		491,716

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	-	(380,205)	(41,538)	-	(421,743)	-	-	-		(421,743)
Short term investments	-	-	-	-	-	(46,100)	(123,213)	2,005	(b)	(167,308)
Fixed maturities investments	-	-	-	-	-	(28,550)	(146,025)	-		(174,575)
Equity securities	(8,855)	-	-	-	(8,855)	(193)	-	-		(9,048)
Preferred stock	-	-	-	-	-	(1,617)	-	-		(1,617)
Real estate	-	-	(5,064)	-	(5,064)	(137)	-	-		(5,201)
Mortgage loans	-	(8,476)	(58,284)	-	(66,760)	(34,275)	(17,734)	24,658	(b)	(94,111)
Proceeds from sales of:
Property, plant and equipment	-	139,344	508	-	139,852	-	-	-		139,852
Short term investments	-	-	-	-	-	63,981	122,912	-		186,893
Fixed maturities investments	-	-	-	-	-	19,271	97,338	-		116,609
Equity securities	8,800	-	-	-	8,800	1,410	-	-		10,210
Preferred stock	-	-	-		-	6,252	2,708	(7,708)	(b)	1,252
Real estate	-	-	-	-	-	106	40	-		146
Mortgage loans	-	9,241	40,180	-	49,421	12,617	3,503	(24,658)	(b)	40,883
Net cash provided (used) by investing activities	(55)	(240,096)	(64,198)	-	(304,349)	(7,235)	(60,471)	(5,703)		(377,758)
	(page 1 of 2)
(a) Balance for the period ended September 30, 2011
(b) Eliminate intercompany investments

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the nine months ended December 31, 2011 are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	-	155,879	83,920	-	239,799	-	-	-		239,799
Principal repayments on credit facilities	-	(101,275)	(65,340)	-	(166,615)	-	-	-		(166,615)
Debt issuance costs	-	(1,380)	(408)	-	(1,788)	-	-	-		(1,788)
Capital lease payments	-	(5,962)	-	-	(5,962)	-	-	-		(5,962)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	827	-	-	827	-	-	-		827
Securitization deposits	-	40,500	-		40,500	-	-	-		40,500
Proceeds from (repayment of) intercompany loans	41,915	(82,017)	40,102	-	-	-	-	-		-
Preferred stock redemption paid	(151,997)	-	-		(151,997)	-	-	7,708	(b)	(144,289)
Preferred stock dividends paid	(3,241)	-	-	-	(3,241)	-	-	328	(c)	(2,913)
Contribution to related party	(518)	-	-		(518)	-	-	-		(518)
Investment contract deposits	-	-	-	-	-	-	10,567	-		10,567
Investment contract withdrawals	-	-	-	-	-	-	(20,479)	-		(20,479)
Net cash provided (used) by financing activities	(113,841)	6,572	58,274	-	(48,995)	-	(9,912)	8,036		(50,871)

Effects of exchange rate on cash	-	(306)	-	-	(306)	-	-	-		(306)

Increase (decrease) in cash and cash equivalents	39,393	43,365	10	-	82,768	4,585	(24,572)	-		62,781
Cash and cash equivalents at beginning of period	250,104	72,634	757	-	323,495	14,700	37,301	-		375,496
Cash and cash equivalents at end of period	$289,497	$115,999	$767	$-	$406,263	$19,285	$12,729	$-		$438,277
	(page 2 of 2)
(a) Balance for the period ended September 30, 2011
(b) Eliminate intercompany investments
(c) Eliminate preferred stock dividends paid to affiliate

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2010 are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$170,716	$115,524	$6,207	$(121,731)	$170,716	$3,431	$7,545	$(11,363)		$170,329
Earnings from consolidated entities	(132,707)	-	-	121,731	(10,976)	-	-	10,976		-
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	7	148,525	9,993	-	158,525	-	-	-		158,525
Amortization of deferred policy acquisition costs	-	-	-	-	-	-	6,549	-		6,549
Change in allowance for losses on trade receivables	-	25	-	-	25	-	1	-		26
Change in allowance for inventory reserve	-	1,271	-	-	1,271	-	-	-		1,271
Net gain on sale of real and personal property	-	(17,781)	(1,183)	-	(18,964)	-	-	-		(18,964)
Net (gain) loss on sale of investments	(65)	-	-	-	(65)	3	(1,484)	-		(1,546)
Deferred income taxes	56,093	-	-	-	56,093	1,532	2,003	-		59,628
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(3,592)	-	-	(3,592)	8,491	(39,446)	-		(34,547)
Inventories	-	(8,809)	-	-	(8,809)	-	-	-		(8,809)
Prepaid expenses	-	10,343	(559)	-	9,784	-	-	-		9,784
Capitalization of deferred policy acquisition costs	-	-	-	-	-	-	(20,584)	-		(20,584)
Other assets	37,392	3,377	(1,273)	-	39,496	490	253	-		40,239
Related party assets	271	1,263	(57)	-	1,477	(341)	-	-		1,136
Accounts payable and accrued expenses	(4,960)	7,110	119	-	2,269	-	12,418	-		14,687
Policy benefits and losses, claims and loss expenses payable	-	10,713	-	-	10,713	(9,188)	83,254	-		84,779
Other policyholders' funds and liabilities	-	-	-	-	-	943	(139)	-		804
Deferred income	-	903	-	-	903	-	-	-		903
Related party liabilities	-	68	-	-	68	130	21	-		219
Net cash provided (used) by operating activities	126,747	268,940	13,247	-	408,934	5,491	50,391	(387)		464,429

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(6)	(287,877)	(49,627)	-	(337,510)	-	-	-		(337,510)
Short term investments	-	-	-	-	-	(60,650)	(111,801)	-		(172,451)
Fixed maturities investments	-	-	-	-	-	(26,515)	(128,727)	-		(155,242)
Equity securities	(7,950)	-	-		(7,950)	(3,297)	-	-		(11,247)
Preferred stock	-	-	-	-	-	(8,794)	(2,597)	-		(11,391)
Real estate	-	-	-	-	-	(63)	(82)	-		(145)
Mortgage loans	-	(3,911)	(2,995)	-	(6,906)	(13,188)	(4,788)	3,890	(b)	(20,992)
Proceeds from sales of:
Property, plant and equipment	-	147,985	1,366	-	149,351	-	-	-		149,351
Short term investments	-	-	-	-	-	83,326	129,846	-		213,172
Fixed maturities investments	-	-	-	-	-	16,720	80,295	-		97,015
Equity securities	1,065	-	-	-	1,065	133	-	-		1,198
Real estate	-	-	82	-	82	108	-	-		190
Mortgage loans	-	1,551	2,995	-	4,546	6,057	2,084	(3,890)	(b)	8,797
Net cash provided (used) by investing activities	(6,891)	(142,252)	(48,179)	-	(197,322)	(6,163)	(35,770)	-		(239,255)
	(page 1 of 2)
(a) Balance for the period ended September 30, 2010
(b) Eliminate intercompany investments

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the nine months ended December 31, 2010 are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	-	257,553	49,134	-	306,687	-	-	-		306,687
Principal repayments on credit facilities	-	(70,724)	(178,160)	-	(248,884)	-	-	-		(248,884)
Debt issuance costs	-	(1,987)	-	-	(1,987)	-	-	-		(1,987)
Capital lease payments	-	(9,852)	-	-	(9,852)	-	-	-		(9,852)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	881	-	-	881	-	-	-		881
Securitization deposits	-	(87,719)	-		(87,719)	-	-	-		(87,719)
Proceeds from (repayment of) intercompany loans	26,495	(191,205)	164,710	-	-	-	-	-		-
Preferred stock dividends paid	(9,723)	-	-	-	(9,723)	-	-	387	(c)	(9,336)
Dividend from related party	3,303	-	-		3,303	-	-	-		3,303
Investment contract deposits	-	-	-	-	-	-	8,503	-		8,503
Investment contract withdrawals	-	-	-	-	-	-	(25,749)	-		(25,749)
Net cash provided (used) by financing activities	20,075	(103,053)	35,684	-	(47,294)	-	(17,246)	387		(64,153)

Effects of exchange rate on cash	-	179	-	-	179	-	-	-		179

Increase in cash and cash equivalents	139,931	23,814	752	-	164,497	(672)	(2,625)	-		161,200
Cash and cash equivalents at beginning of period	100,460	107,241	4	-	207,705	22,126	14,287	-		244,118
Cash and cash equivalents at end of period	$240,391	$131,055	$756	$-	$372,202	$21,454	$11,662	$-		$405,318
	(page 2 of 2)
(a) Balance for the period ended September 30, 2010
(c) Eliminate preferred stock dividends paid to affiliate

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

13. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended December 31, 2011
Total revenues	$600,609	$32,480	$633,089
Depreciation and amortization, net of (gains) losses on disposals	57,983	1,957	59,940
Interest expense	22,579	165	22,744
Pretax earnings (loss)	(2,567)	4,696	2,129
Income tax expense	17	1,384	1,401
Identifiable assets	4,499,251	134,751	4,634,002

Quarter ended December 31, 2010
Total revenues	$500,861	$29,121	$529,982
Depreciation and amortization, net of (gains) losses on disposals	52,249	1,046	53,295
Interest expense	22,077	159	22,236
Pretax earnings	25,454	3,587	29,041
Income tax expense	9,376	1,057	10,433
Identifiable assets	4,032,253	123,277	4,155,530

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Nine months ended December 31, 2011
Total revenues	$1,857,795	$121,440	$1,979,235
Depreciation and amortization, net of (gains) losses on disposals	153,536	5,876	159,412
Interest expense	67,851	489	68,340
Pretax earnings	267,811	21,518	289,329
Income tax expense	103,027	6,340	109,367
Identifiable assets	4,499,251	134,751	4,634,002

Nine months ended December 31, 2010
Total revenues	$1,646,681	$106,224	$1,752,905
Depreciation and amortization, net of (gains) losses on disposals	141,323	4,787	146,110
Interest expense	64,988	500	65,488
Pretax earnings	254,398	17,621	272,019
Income tax expense	96,499	5,191	101,690
Identifiable assets	4,032,253	123,277	4,155,530

14. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended December 31,
	2011	2010
	(Unaudited)
	(In thousands)
Service cost for benefits earned during the period	$129	$116
Interest cost on accumulated postretirement benefit	142	142
Other components	(4)	(10)
Net periodic postretirement benefit cost	$267	$248

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Nine Months Ended December 31,
	2011	2010
	(Unaudited)
	(In thousands)
Service cost for benefits earned during the period	$386	$346
Interest cost on accumulated postretirement benefit	426	426
Other components	(12)	(29)
Net periodic postretirement benefit cost	$800	$743

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table represents the financial assets and liabilities on the condensed consolidated balance sheet at December 31, 2011, that are subject to ASC 820 and the valuation approach applied to each of these items.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited)
	(In thousands)
Assets
Short-term investments	$431,399	$431,399	$-	$-
Fixed maturities - available for sale	690,194	603,170	85,816	1,208
Preferred stock	23,405	23,405	-	-
Common stock	10,857	10,857	-	-
Total	$1,155,855	$1,068,831	$85,816	$1,208

Liabilities
Guaranteed residual values of TRAC leases	$-	$-	$-	$-
Derivatives	63,515	-	63,515	-
Total	$63,515	$-	$63,515	$-

The following table represents the fair value measurements for our assets at December 31, 2011 using significant unobservable inputs (Level 3).

Fixed Maturities - Asset Backed Securities
(Unaudited)
(In thousands)
Balance at March 31, 2011	$1,377

Fixed Maturities - Asset Backed Securities loss (unrealized)	(163)
Balance at June 30, 2011	$1,214

Fixed Maturities - Asset Backed Securities gain (unrealized)	79
Fixed Maturities - Asset Backed Securities OTTI	(132)
Balance at September 30, 2011	$1,161

Fixed Maturities - Asset Backed Securities gain (unrealized)	47
Balance at December 31, 2011	$1,208

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the third quarter and first nine months of fiscal 2012, compared with the third quarter and first nine months of fiscal 2011, which is followed by an analysis of changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources and Disclosures about Contractual Obligations and Commercial Commitments. We conclude this MD&A by discussing our outlook for the remainder of fiscal 2012.

This MD&A should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q, including the Notes to Condensed Consolidated Financial Statements. The various sections of this MD&A contain a number of forward-looking statements, as discussed under the caption, Cautionary Statements Regarding Forward-Looking Statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing or in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2011. Many of these risks and uncertainties are beyond our control and our actual results may differ materially from these forward-looking statements.

AMERCO has a third fiscal quarter that ends on the 31st of December for each year that is referenced. Our insurance company subsidiaries have a third quarter that ends on the 30th of September for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. We disclose any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2011 and 2010 correspond to fiscal 2012 and 2011 for AMERCO.

During the Property and Casualty segment’s fourth quarter (October 2011 to December 2011) an adjustment was made to strengthen excess workers’ compensation reserves. Due to the materiality of this adjustment and its timing in relation to AMERCO’s third quarter reporting, the adjustment was recorded into the Property and Casualty third quarter fiscal 2012 results as presented herein.

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

It is possible that SAC Holdings could take actions that would require us to re-determine whether SAC Holdings remains a VIE and we continually monitor whether we have become the primary beneficiary of SAC Holdings.  None of the events delineated in ASC 810-10-35-4 which would require a redetermination occurred during the period being reported upon in this Quarterly Report on Form 10-Q. Should we determine in the future that we are the primary beneficiary of SAC Holdings, we could be required to consolidate some or all of SAC Holdings within our financial statements.

The condensed consolidated balance sheets as of December 31, 2011 and March 31, 2011 include the accounts of AMERCO and its wholly-owned subsidiaries. The December 31, 2011 and 2010 condensed consolidated statements of operations, comprehensive income and cash flows include the accounts of AMERCO and its wholly-owned subsidiaries.

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

In fiscal 2006, management performed an analysis of the expected economic value of new rental trucks and determined that additions to the fleet resulting from purchase should be depreciated on an accelerated method based upon a declining formula. The salvage value and useful life assumptions of the rental truck fleet remain unchanged. Under the declining balances method (2.4 times declining balance), the book value of a rental truck is reduced approximately 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively and then reduced on a straight line basis an additional 10% by the end of year fifteen. Whereas, a standard straight line approach would reduce the book value by approximately 5.3% per year over the life of the truck. For the affected equipment, the accelerated depreciation was $14.1 million and $11.4 million greater than what it would have been if calculated under a straight line approach for the third quarter of fiscal 2012 and 2011, respectively and $40.4 million and $32.9 million for the first nine months of fiscal 2012 and 2011, respectively.

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

Insurance reserves for our Property and Casualty Insurance operating segment and U-Haul take into account losses incurred based upon actuarial estimates and are management’s best approximation of future payments.  These estimates are based upon past claims experience and current claim trends as well as social and economic conditions such as changes in legal theories and inflation.  These reserves consist of case reserves for reported losses and a provision for losses incurred but not reported (“IBNR”), both reduced by applicable reinsurance recoverables, resulting in a net liability.

Due to the nature of the underlying risks and high degree of uncertainty associated with the determination of the liability for future policy benefits and claims, the amounts to be ultimately paid to settle these liabilities cannot be precisely determined and may vary significantly from the estimated liability, especially for long-tailed casualty lines of business such as excess workers’ compensation.  As a result of the long-tailed nature of the excess workers compensation policies written by Repwest during 1983 through 2002, and similar policies assumed by Repwest during 2001 through 2003, it may take a number of years for claims to be fully reported and finally settled.

On a regular basis insurance reserve adequacy is reviewed by management to determine if existing assumptions need to be updated.  In the third quarter of fiscal 2012, Repwest conducted a more in-depth review of its excess workers’ compensation claims as new information regarding recent loss trends emerged.  This review also included a review of reinsured claims handled by a third party administrator related to the same line of business. Based upon these reviews Repwest strengthened its reserves for its excess workers compensation business by $48.3 million in the third quarter of fiscal 2012.  After the estimated tax effect of $16.9 million this reduced earnings per share for the third quarter of fiscal 2012 by approximately $1.61 per share.  While management is continually monitoring the status of expected losses through a rolling review of the claim inventory and regularly reviews the adequacy of the established liability for unpaid claims and claims adjustment expense, there can be no assurance that our loss reserves will not develop adversely and have a material adverse effect on our results of operations.  As a result of our review during the third quarter of fiscal 2012, it was determined that there was a need to strengthen loan loss reserves, reflecting adverse development in prior accident years in lines of business with long reporting tails.  The excess workers’ compensation line comprises a majority of the total charge.  These adjustments represent management’s current best estimate of the ultimate losses of the underlying claims and were recognized in the third quarter of fiscal 2012 based upon the timing of when the information developed.

In determining the assumptions for calculating workers’ compensation reserves, management considers multiple factors including the following:

•	Claimant longevity

•	Cost trends associated with claimant treatments

•	Changes in ceding entity and third party administrator reporting practices

•	Changes in environmental factors including legal and regulatory

•	Current conditions affecting claim settlements

•	Future economic conditions including inflation

Significant variables that led to the third quarter reserve strengthening were cost trends associated with claimant treatments, changes related to ceding entity and third party administrator reporting practices, projected longevity of claimants terms and assumptions for future claim settlements.

As part of this latest review, the Company has reserved each claim based upon the accumulation of current claim costs projected through the claimants’ life expectancy, then adjusted for applicable reinsurance arrangements.  Management reviews each claim bi-annually to determine if the estimated life-time claim costs have increased and then adjusts the reserve estimate accordingly at that time.  We have factored in an estimate of what the potential cost increases could be in our IBNR liability.  We have not assumed settlement of the existing claims in calculating the reserve amount, unless it is in the final stages of completion.

Continued increases in claim costs, including medical inflation and new treatments and medications could lead to future adverse development resulting in additional reserve strengthening.  Conversely, settlement of existing claims or if injured workers return to work or expire prematurely, could lead to future positive development.

Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment including but not limited to: ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. The Company’s insurance subsidiaries recognized $0.1 million in other-than-temporary impairments for the first nine months of fiscal 2012. There were no write downs in the third quarter of fiscal 2012 and 2011 or for the first nine months of fiscal 2011.

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

Subsequent Events

On December 7, 2011, the Company declared a special cash dividend on its Common Stock of $1.00 per share. This resulted in a dividend payment of $19.6 million that was paid on January 3, 2012.

The Company’s management has evaluated subsequent events occurring after December 31, 2011, the date of our most recent balance sheet, through the date our financial statements were issued. Other than the Common Stock dividend, we do not believe any subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The adoption of ASU 2011-05 did not have a material effect on the Company’s condensed consolidated financial statements.

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

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended December 31, 2011 compared with the Quarter Ended December 31, 2010

Listed below on a consolidated basis are revenues for our major product lines for the third quarter of fiscal 2012 and the third quarter of fiscal 2011:

	Quarter Ended December 31,
	2011	2010
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$375,744	$342,953
Self-storage revenues	33,846	30,638
Self-moving and self-storage products and service sales	43,206	41,533
Property management fees	5,368	5,129
Life insurance premiums	132,643	74,306
Property and casualty insurance premiums	9,429	8,998
Net investment and interest income	15,234	13,213
Other revenue	17,619	13,212
Consolidated revenue	$633,089	$529,982

Self-moving equipment rental revenues increased $32.8 million during the third quarter of fiscal 2012, compared with the third quarter of fiscal 2011.  During the third quarter of fiscal 2012 the number of trucks in the fleet increased approximately 3%.  In-Town and one-way rental transactions increased and utilization of the fleet improved.  We believe the growth in the number of transactions was influenced by enhancements we have made in our ability to serve customers as well as from an increase in demand for our services.

Self-storage revenues increased $3.2 million during the third quarter of fiscal 2012, compared with the third quarter of fiscal 2011 due primarily to an increase in the number of rooms rented.  Average rental rates per square foot across the portfolio have increased modestly.  The average amount of occupied square feet increased by just over 10% during the third quarter of fiscal 2012 compared to the same period last year.  A portion of this improvement comes from the additional capacity added to the portfolio; total net rentable square feet increased by 1.3 million over the last twelve months.

Sales of self-moving and self-storage products and services increased $1.7 million during the third quarter of fiscal 2012, compared with the third quarter of fiscal 2011.  Increases were recognized in the sale of moving supplies, propane and towing accessories and installations.

Life insurance premiums increased $58.3 million during the third quarter of fiscal 2012, compared with the third quarter of fiscal 2011 primarily from entering into a new reinsurance agreement for a block of life insurance policies combined with increased Medicare supplement premiums from last year’s acquisition.

Property and casualty insurance premiums increased $0.4 million during the third quarter of fiscal 2012, compared with the third quarter of fiscal 2011 due to increases in Safestor and Safetow.

Other revenue increased $4.4 million during the third quarter of fiscal 2012, compared with the third quarter of fiscal 2011 primarily from the expansion of new business initiatives including our U-BoxTM program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $633.1 million for the third quarter of fiscal 2012, compared with $530.0 million for the third quarter of fiscal 2011.

Listed below are revenues and earnings (loss) from operations at each of our operating segments for the third quarter of fiscal 2012 and the third quarter of fiscal 2011. The insurance companies third quarters ended September 30, 2011 and 2010.

	Quarter Ended December 31,
	2011	2010
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$483,066	$440,346
Earnings from operations before equity in earnings of subsidiaries	61,766	44,778
Property and casualty insurance
Revenues	11,666	11,117
Earnings (loss) from operations	(43,444)	1,876
Life insurance
Revenues	139,643	79,858
Earnings from operations	6,599	4,785
Eliminations
Revenues	(1,286)	(1,339)
Earnings from operations	(48)	(162)
Consolidated results
Revenues	633,089	529,982
Earnings from operations	24,873	51,277

Total costs and expenses increased $129.5 million during the third quarter of fiscal 2012, compared with the third quarter of fiscal 2011.  Life Insurance accounted for $58.0 million of the increase primarily due to entering into the new reinsurance agreement.  Property and Casualty Insurance accounted for $45.9 million of the increase largely due to the reserve increases associated with their closed block of workers’ compensation policies.

Operating expenses for Moving and Storage increased $17.7 million with a significant portion of this coming from spending on personnel and operating costs associated with the U-Box program.  Cost of sales and commission expenses increased in relation to the associated revenues. Depreciation expense, before gains on the disposal of equipment increased $4.5 million while lease expense decreased $4.8 million.  Over the last several years the Company has decreased its use of leases for funding new equipment acquisitions and increased its use of term loans and securitizations, which are the primary causes of the decrease in lease expense and increase in depreciation expense.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $24.9 million for the third quarter of fiscal 2012, compared with $51.3 million for the third quarter of fiscal 2011.

Interest expense for the third quarter of fiscal 2012 was $22.7 million, compared with $22.2 million for the third quarter of fiscal 2011 due to an increase in average borrowings partially offset by a decrease in average borrowing costs.

Income tax expense was $1.4 million for the third quarter of fiscal 2012, compared with $10.4 million for the third quarter of fiscal 2011. The decrease was due to lower pretax earnings for the third quarter of fiscal 2012.

Dividends accrued on our Series A Preferred were $3.1 million for the third quarter of fiscal 2011.  All of the Series A Preferred stock was redeemed on June 1, 2011; therefore, no dividends were accrued for the third quarter of fiscal 2012.

As a result of the above mentioned items, earnings available to common shareholders were $0.7 million for the third quarter of fiscal 2012, compared with $15.5 million for the third quarter of fiscal 2011.

Basic and diluted earnings per share for the third quarter of fiscal 2012 were $0.04, compared with $0.80 for the third quarter of fiscal 2011.

The weighted average common shares outstanding basic and diluted were 19,481,614 for the third quarter of fiscal 2012, compared with 19,439,622 for the third quarter of fiscal 2011.

Moving and Storage

Quarter Ended December 31, 2011 compared with the Quarter Ended December 31, 2010

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the third quarter of fiscal 2012 and the third quarter of fiscal 2011:

	Quarter Ended December 31,
	2011	2010
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$376,271	$343,506
Self-storage revenues	33,846	30,638
Self-moving and self-storage products and service sales	43,206	41,533
Property management fees	5,368	5,129
Net investment and interest income	6,779	6,582
Other revenue	17,596	12,958
Moving and Storage revenue	$483,066	$440,346

Self-moving equipment rental revenues increased $32.8 million during the third quarter of fiscal 2012, compared with the third quarter of fiscal 2011.  During the third quarter of fiscal 2012 the number of trucks in the fleet increased approximately 3%.  In-Town and one-way rental transactions increased and utilization of the fleet improved.  We believe the growth in the number of transactions was influenced by enhancements we have made in our ability to serve customers as well as from an increase in demand for our services.

Self-storage revenues increased $3.2 million during the third quarter of fiscal 2012, compared with the third quarter of fiscal 2011 due primarily to an increase in the number of rooms rented.  Average rental rates per square foot across the portfolio have increased modestly.  The average amount of occupied square feet increased by just over 10% during the third quarter of fiscal 2012 compared to the same period last year.  A portion of this improvement comes from the additional capacity added to the portfolio; total net rentable square feet increased by 1.3 million over the last twelve months.

Sales of self-moving and self-storage products and services increased $1.7 million during the third quarter of fiscal 2012, compared with the third quarter of fiscal 2011.  Increases were recognized in the sale of moving supplies, propane and towing accessories and installations.

Other revenue increased $4.6 million during the third quarter of fiscal 2012, compared with the third quarter of fiscal 2011 due primarily from the expansion of new business initiatives including our U-BoxTM program.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended December 31,
	2011	2010
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of December 31	163	150
Square footage as of December 31	13,589	12,254
Average number of rooms occupied	123	112
Average occupancy rate based on room count	76.4%	75.3%
Average square footage occupied	10,438	9,447

Total costs and expenses increased $25.7 million during the third quarter of fiscal 2012, compared with the third quarter of fiscal 2011.  Operating expenses increased $17.7 million with a significant portion of this coming from spending on personnel and operating costs associated with the U-Box program.  Cost of sales and commission expenses increased in relation to the associated revenues. Depreciation expense, before gains on the disposal of equipment, increased $4.5 million while lease expense decreased $4.8 million.  Over the last several years the Company has decreased its use of leases for funding new equipment acquisitions and increased its use of term loans and securitizations, which are the primary causes of the decrease in lease expense and increase in depreciation expense.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries, increased to $61.8 million for the first nine months of fiscal 2012, compared with $44.8 million for the first nine months of fiscal 2011.

Equity in the earnings of AMERCO’s insurance subsidiaries decreased $28.3 million for the third quarter of fiscal 2012, compared with the third quarter of fiscal 2011 as a result of the reserve strengthening at the Property and Casualty Insurance segment.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $37.8 million for the third quarter of fiscal 2012, compared with $49.2 million for the third quarter of fiscal 2011.

Property and Casualty Insurance

Quarter Ended September 30, 2011 compared with the Quarter Ended September 30, 2010

Net premiums were $9.4 million and $9.0 million for the third quarters ended September 30, 2011 and 2010, respectively. The increase was due to increased revenues at U-Haul.

Net investment income was $2.2 million and $2.1 million for the third quarters ended September 30, 2011 and 2010, respectively.

Net operating expenses were $3.5 million and $4.0 million for the third quarters ended September 30, 2011 and 2010, respectively. The decrease was a result of changes in loss adjusting expenses.

Benefits and losses incurred were $51.6 million and $5.3 million for the third quarters ended September 30, 2011 and 2010, respectively.  The increase was due to reserve strengthening on terminated workers’ compensation programs originally written or reinsured between 1983 and 2003.  The increase includes approximately $20.0 million of reserve strengthening for reinsurance assumed by Repwest, $22.8 million for business written directly by Repwest and $5.2 million related to uncertainty regarding the collection of reinsurance receivables.  The Company determined that claims have been developing much more adversely than previously anticipated.  A combination of issues including medical inflation, additional treatments, longer claim terms and underestimation of claims costs by third party administrators and reinsurers contributed to these adjustments.  These updated assumptions led to the revision in the Company’s loss assumptions for this business.

As a result of the above mentioned changes in revenues and expenses, pretax earnings (loss) from operations were ($43.4) million and $1.9 million for the third quarters ended September 30, 2011 and 2010, respectively.

Life Insurance

Quarter Ended September 30, 2011 compared with the Quarter Ended September 30, 2010

Net premiums were $132.6 million and $74.3 million for the quarters ended September 30, 2011 and 2010, respectively.  During the third quarter of fiscal 2012 we entered into a coinsurance arrangement for a block of whole life insurance policies resulting in a one-time increase in premiums of $83.5 million due to the transfer of liabilities.  The third quarter of fiscal 2011 included a $30.8 million one-time increase in premium related to a coinsurance agreement entered into for a block of final expense whole life policies.   Medicare supplement premiums increased by $6.9 million, which was attributable to the acquisition last year of a block of existing Medicare supplement policies.  All other lines of business had net premium decreases of $1.3 million for the quarter.

Net investment income was $6.6 million and $5.0 million for the quarters ended September 30, 2011 and 2010, respectively. The increase was due to an additional $0.4 million in gains on the sale of securities and an increase in interest income due to a larger invested asset base.

Net operating expenses were $7.3 million and $7.5 million for the quarters ended September 30, 2011 and 2010, respectively. The decrease was primarily due to a reduction in life insurance commissions offset by increases due to the acquisition last year of a Medicare supplement block of business.

Benefits and losses incurred were $122.1 million and $65.1 million for the quarters ended September 30, 2011 and 2010, respectively. During the third quarter of fiscal 2012 we entered into the coinsurance arrangement for the block of whole life insurance policies resulting in a one-time increase in benefits of $83.5 million due to the transfer of liabilities.  The third quarter of fiscal 2011 included a $30.8 million one-time increase in benefits related to a coinsurance agreement entered into for a block of final expense whole life policies.  Medicare supplement benefits increased $4.9 million which was primarily attributable to the Medicare supplement policies acquired last year.  All other business had a net decrease in benefits of $0.6 million.

Amortization of deferred acquisition costs (“DAC”) and the value of business acquired (“VOBA”) were a combined $3.7 million and $2.5 million for the quarters ended September 30, of 2011 and 2010, respectively. The increase was primarily caused by the acquisition last year of a Medicare supplement block of business and write-off of remaining DAC related to an aged block of assumed annuity business.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $6.6 million and $4.8 million for the quarters ended September 30, 2011 and 2010, respectively.

AMERCO and Consolidated Entities

Nine Months Ended December 31, 2011 compared with the Nine Months Ended December 31, 2010

Listed below on a consolidated basis are revenues for our major product lines for the first nine months of fiscal 2012 and the first nine months of fiscal 2011:

	Nine Months Ended December 31,
	2011	2010
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,333,918	$1,229,544
Self-storage revenues	99,682	89,512
Self-moving and self-storage products and service sales	167,352	161,644
Property management fees	14,929	14,245
Life insurance premiums	229,839	152,131
Property and casualty insurance premiums	25,076	23,477
Net investment and interest income	48,398	39,442
Other revenue	60,041	42,910
Consolidated revenue	$1,979,235	$1,752,905

Self-moving equipment rental revenues increased $104.4 million during the first nine months of fiscal 2012, compared with the first nine months of fiscal 2011.  The increase was due to growth in both the number of transactions and average revenue per transaction for In-Town and one-way moves.  Factors which contribute to changes in revenue per transaction include the mix of equipment type rented and rental rates charged.  During the first nine months of fiscal 2012 the number of trucks in our fleet increased nearly 4%.  We have also achieved improvements in overall utilization of the fleet.  We believe the growth in the number of transactions was influenced by enhancements we have made in our ability to serve customers as well as from an increase in demand for our services.

Self-storage revenues increased $10.2 million during the first nine months of fiscal 2012, compared with the first nine months of fiscal 2011 due primarily to an increase in the number of rooms rented combined with a modest improvement in overall rates per occupied square foot.  The average amount of occupied square feet increased by approximately 10% during the first nine months of fiscal 2012 compared to the same period last year.  A portion of this improvement comes from the additional capacity added to the portfolio; total net rentable square feet increased by 1.3 million over the last twelve months.

Sales of self-moving and self-storage products and services increased $5.7 million during the first nine months of fiscal 2012, compared with the first nine months of fiscal 2011.  Increases were recognized in the sale of propane and towing accessories/installation with the majority of the improvement coming from the sales of moving supplies.

Life insurance premiums increased $77.7 million during the first nine months of fiscal 2012, compared with the first nine months of fiscal 2011 primarily from entering into a new reinsurance agreement on life insurance policies combined with increased Medicare supplement premiums from last year’s acquisition.

Property and casualty insurance premiums increased $1.6 million during the first nine months of fiscal 2012, compared with the first nine months of fiscal 2011 primarily from policies sold in conjunction with U-Haul rental transactions. As moving transactions have increased this year so have the related premiums.

Other revenue increased $17.1 million during the first nine months of fiscal 2012, compared with the first nine months of fiscal 2011 primarily from the expansion of new business initiatives including our U-BoxTM program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $1,979.2 million for the first nine months of fiscal 2012, as compared with $1,752.9 million for the first nine months of fiscal 2011.

Listed below are revenues and earnings (loss) from operations at each of our operating segments for the first nine months of fiscal 2012 and the first nine months of fiscal 2011. The insurance companies first nine months ended September 30, 2011 and 2010.

	Nine Months Ended December 31,
	2011	2010
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,697,683	$1,558,136
Earnings from operations before equity in earnings of subsidiaries	383,072	321,058
Property and casualty insurance
Revenues	32,471	29,607
Earnings (loss) from operations	(39,348)	5,280
Life insurance
Revenues	252,834	169,099
Earnings from operations	14,430	11,556
Eliminations
Revenues	(3,753)	(3,937)
Earnings from operations	(485)	(387)
Consolidated results
Revenues	1,979,235	1,752,905
Earnings from operations	357,669	337,507

Total costs and expenses increased $206.2 million during the first nine months of fiscal 2012, compared with the first nine months of fiscal 2011.  Life Insurance accounted for $80.9 million of the increase primarily due to entering into the new reinsurance agreement.  Property and Casualty Insurance accounted for $47.5 million of the increase largely due to the reserve increases associated with their closed block of workers’ compensation policies.

Operating expenses for Moving and Storage increased $60.3 million due largely to spending on personnel, rental equipment maintenance and operating costs associated with the U-Box program.  Cost of sales and commission expenses increased in relation to the associated revenues.  Depreciation expense, before gains on the disposal of equipment, increased $8.5 million while lease expense decreased $14.5 million.  Over the last several years the Company has decreased its use of leases for funding new equipment acquisitions and increased its use of term loans and securitizations, which are the primary causes of the decrease in lease expense and increase in depreciation expense.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $357.7 million for the first nine months of fiscal 2012, as compared with $337.5 million for the first nine months of fiscal 2011.

Interest expense for the first nine months of fiscal 2012 was $68.3 million, compared with $65.5 million for the first nine months of fiscal 2011 due to an increase in average borrowings partially offset by a decrease in average borrowing costs.

Income tax expense was $109.4 million for the first nine months of fiscal 2012, compared with $101.7 million for first nine months of fiscal 2011. The increase was due to higher pretax earnings for the first nine months of fiscal 2012.

Dividends accrued on our Series A Preferred were $2.9 million and $9.3 million for the first nine months of fiscal 2012 and 2011, respectively.  All of the Series A Preferred stock was redeemed on June 1, 2011; therefore, no dividends were accrued for the second and third quarters of fiscal 2012.

As a result of the above mentioned items, earnings available to common shareholders were $171.1 million for the first nine months of fiscal 2012, compared with $160.8 million for the first nine months of fiscal 2011.

Basic and diluted earnings per common share for the first nine months of fiscal 2012 were $8.79, compared with $8.28 for the first nine months of fiscal 2011.

The weighted average common shares outstanding basic and diluted were 19,470,886 for the first nine months of fiscal 2012, compared with 19,427,294 for the first nine months of fiscal 2011.

Moving and Storage

Nine Months Ended December 31, 2011 compared with the Nine Months Ended December 31, 2010

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first nine months of fiscal 2012 and the first nine months of fiscal 2011:

	Nine Months Ended December 31,
	2011	2010
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,335,229	$1,231,183
Self-storage revenues	99,682	89,512
Self-moving and self-storage products and service sales	167,352	161,644
Property management fees	14,929	14,245
Net investment and interest income	20,617	19,297
Other revenue	59,874	42,255
Moving and Storage revenue	$1,697,683	$1,558,136

Self-moving equipment rental revenues increased $104.0 million during the first nine months of fiscal 2012, compared with the first nine months of fiscal 2011.  The increase was due to growth in both the number of transactions and average revenue per transaction for In-Town and one-way moves.  Factors which contribute to changes in revenue per transaction include the mix of equipment type rented and rental rates charged.  During the first nine months of fiscal 2012 the number of trucks in our fleet increased nearly 4%.  We have also achieved improvements in overall utilization of the fleet.  We believe the growth in the number of transactions was influenced by enhancements we have made in our ability to serve customers as well as from an increase in demand for our services.

Self-storage revenues increased $10.2 million during the first nine months of fiscal 2012, compared with the first nine months of fiscal 2011 due primarily to an increase in the number of rooms rented combined with a modest improvement in overall rates per occupied square foot.  The average amount of occupied square feet increased by approximately 10% during the first nine months of fiscal 2012 compared to the same period last year.  A portion of this improvement comes from the additional capacity added to the portfolio; total net rentable square feet increased by 1.3 million over the last twelve months.

Sales of self-moving and self-storage products and services increased $5.7 million during the first nine months of fiscal 2012, compared with the first nine months of fiscal 2011.  Increases were recognized in the sale of propane and towing accessories and installation with the majority of the improvement coming from the sales of moving supplies.

Other revenue increased $17.6 million during the first nine months of fiscal 2012, compared with the first nine months of fiscal 2011 primarily from the expansion of new business initiatives including our U-BoxTM program.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Nine Months Ended December 31,
	2011	2010
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of December 31	163	150
Square footage as of December 31	13,589	12,254
Average number of rooms occupied	123	112
Average occupancy rate based on room count	77.5%	76.3%
Average square footage occupied	10,353	9,415

Total costs and expenses increased $77.5 million during the first nine months of fiscal 2012, compared with the first nine months of fiscal 2011.  Operating expenses increased $60.3 million due largely to spending on personnel, rental equipment maintenance and operating costs associated with the U-Box program.  Cost of sales and commission expenses increased in relation to the associated revenues.  Depreciation expense, before gains on the disposal of equipment, increased $8.5 million while lease expense decreased $14.5 million.  Over the last several years the Company has decreased its use of leases for funding new equipment acquisitions and increased its use of term loans and securitizations, which are the primary causes of the decrease in lease expense and increase in depreciation expense.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries, increased to $383.1 million for the first nine months of fiscal 2012, compared with $321.1 million for the first nine months of fiscal 2011.

Equity in the earnings of AMERCO’s insurance subsidiaries decreased $27.1 million for the first nine months of fiscal 2012, compared with the first nine months of fiscal 2011 as a result of the reserve strengthening at the Property and Casualty Insurance segment.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $366.9 million for the first nine months of fiscal 2012, compared with $332.0 million for the first nine months of fiscal 2011.

Property and Casualty Insurance

Nine Months Ended September 30, 2011 compared with the Nine Months Ended September 30, 2010

Net premiums were $25.1 million and $23.5 million for the nine months ended September 30, 2011 and 2010, respectively. The increase corresponded with the increased moving and storage transactions at U-Haul.

Net investment income was $7.4 million and $6.1 million for the nine months ended September 30, 2011 and 2010, respectively. The increase was due to a $0.5 million gain on asset disposals and $0.6 million increase in mortgage loan income.

Net operating expenses were $9.9 million and $11.0 million for the nine months ended September 30, 2011 and 2010, respectively. The decrease was a result of a $0.7 million change in loss adjusting expense and a $0.4 million decrease in additional liability commission due to a decrease in the commission rate.

Benefits and losses incurred were $61.9 million and $13.4 million for the nine months ended September 30, 2011 and 2010, respectively.  The increase was primarily due to reserve strengthening on terminated workers’ compensation programs originally written or reinsured between 1983 and 2003.  For the nine months ended September 30, 2011, losses in this line of business increased $52.5 million of which $48.0 million was recognized in the third quarter of fiscal 2012.  The Company determined that claims have been developing much more adversely than previously anticipated.  A combination of issues including medical inflation, additional treatments, longer claim terms and underestimation of claims costs by third party administrators and reinsurers contributed to these adjustments.  These updated assumptions led to the revision in the Company’s loss assumptions for this business.

As a result of the above mentioned changes in revenues and expenses, pretax earnings (loss) from operations were ($39.3) million and $5.3 million for the nine months ended September 30, 2011 and 2010, respectively.

Life Insurance

Nine Months Ended September 30, 2011 compared with the Nine Months Ended September 30, 2010

Net premiums were $229.8 million and $152.1 million for the nine months ended September 30, 2011 and 2010, respectively.  During the third quarter of fiscal 2012 we entered into a coinsurance arrangement for a block of whole life insurance policies resulting in a one-time increase in premiums of $83.5 million due to the transfer of liabilities.  The third quarter of fiscal 2011 included a $30.8 million one-time increase in premium related to a coinsurance agreement entered into for a block of final expense whole life policies.   Medicare supplement premiums increased by $29.7 million, which was attributable to the acquisition last year of a block of existing Medicare supplement policies.  All other lines of business had net premium decreases of $4.7 million for the nine months.

Net investment income was $21.8 million and $15.3 million for the nine months ended September 30, 2011 and 2010, respectively. The increase was due to an additional $2.8 million in gains on the sale of securities and increased income due to a larger invested asset base.

Net operating expenses were $21.5 million and $21.2 million for the nine months ended September 30, 2011 and 2010, respectively. An increase in general administrative and commission expense related to last year’s Medicare supplement acquisition was primarily offset by a reduction in life insurance commissions.

Benefits and losses incurred were $206.2 million and $129.7 million for the nine months ended September 30, 2011 and 2010, respectively.  During the third quarter of fiscal 2012 we entered into the coinsurance arrangement for the block of whole life insurance policies resulting in a one-time increase in benefits of $83.5 million due to the transfer of liabilities.  The third quarter of fiscal 2011 included a $30.8 million one-time increase in benefits related to a coinsurance agreement entered into for a block of final expense whole life policies.  Medicare supplement benefits increased $26.6 million which was primarily attributable to the Medicare supplement policies acquired last year.  All other business had a net decrease in benefits of $2.8 million.

Amortization of DAC and the VOBA was $10.7 million and $6.5 million for the nine months ended September 30, 2011 and 2010, respectively.  Approximately $1.3 million of the increase was due to additional annuity DAC amortization which resulted from realized capital gains during the year. An additional $1.8 million was from the acquisition of last year’s Medicare supplement and final expense policies. The balance was from additional amortization of a higher base of Life DAC and the write-off of remaining DAC related to an aged block of assumed annuity business.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $14.4 million and $11.6 million for the nine months ended September 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

We believe our current capital structure is a positive factor that will enable us to pursue our operational plans and goals, and provide us with sufficient liquidity for the foreseeable future. The majority of our obligations currently in place mature at the end of fiscal years 2016 or 2019. However, since there are many factors which could affect our liquidity, including some which are beyond our control, there is no assurance that future cash flows will be sufficient to meet our outstanding debt obligations and our other future capital needs.

At December 31, 2011, cash and cash equivalents totaled $438.3 million, compared with $375.5 million on March 31, 2011. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). As of December 31, 2011 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property and Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$406,263	$19,285	$12,729
Other financial assets	401,931	465,642	765,340
Debt obligations	1,513,213	-	-

(a) As of September 30, 2011

At December 31, 2011, our Moving and Storage operating segment had cash available under existing credit facilities of $299.9 million, and $12.7 million of a term loan to be used for new equipment purchases.

Net cash provided by operating activities increased $27.3 million in the first nine months of fiscal 2012 compared with fiscal 2011 primarily due to improved profitability at the Moving and Storage operating segment.  This improvement largely came from increased revenues.

Net cash used in investing activities increased $138.5 million in the first nine months of fiscal 2012, compared with fiscal 2011. Purchases of property, plant and equipment, which are reported net of cash from leases, increased $84.2 million. Cash from the sales of property, plant and equipment decreased $9.5 million largely due to a decline in the number of units sold.  Cash used for investing activities at the insurance companies increased $25.8 million primarily due to investment in their fixed maturity portfolios.

Net cash used by financing activities decreased $13.3 million in the first nine months of fiscal 2012, as compared with fiscal 2011.  The net decrease in cash used was a result of an increase in new borrowing in fiscal 2012 compared to the same period in fiscal 2011 combined with a $7.3 million decrease in net annuity withdrawals at Life Insurance.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily reflected new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2012, the Company will reinvest in its truck and trailer rental fleet approximately $315 million, net of equipment sales excluding any lease buyouts. Through the first nine months of this year we have reinvested $197 million of this projected amount. Fleet investments in fiscal 2012 and beyond will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2012 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. The Company is funding these development projects through construction loans and internally generated funds. For the first nine months of fiscal 2012, the Company invested approximately $75 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2012, the timing of new projects will be dependent upon several factors including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the eMove program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment) were $281.9 million and $188.2 million for the first nine months of fiscal 2012 and 2011, respectively. The Company entered into new equipment leases of $75.0 million and $35.0 million, during the first nine months of fiscal 2012 and 2011, respectively.

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

The Company believes that stockholders equity at the Property and Casualty segment remains sufficient following the third quarter reserve strengthening adjustment and we do not believe that its ability to pay ordinary dividends to AMERCO or per state regulation will be restricted.

Stockholder’s equity was $128.8 million and $154.6 million at September 30, 2011 and December 31, 2010, respectively. The decrease resulted from net losses of $25.6 million and a decrease in other comprehensive income of $0.2 million. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

The Life Insurance operating segment manages its financial assets to meet policyholder and other obligations including investment contract withdrawals. Life Insurance’s net withdrawals for the nine months ended September 30, 2011 were $9.9 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $211.4 million and $188.7 million at September 30, 2011 and December 31, 2010, respectively. The increase resulted from net earnings of $9.4 million and an increase in other comprehensive income of $13.3 million. Life Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Cash Provided (Used) from Operating Activities by Operating Segments

Moving and Storage

Net cash provided from operating activities were $436.4 million and $408.9 million for the first nine months of fiscal 2012 and 2011, respectively. The increase in self-moving equipment rental revenues and product and service sales was the principal contributor to the increase in operating cash flows.

Property and Casualty Insurance

Net cash provided by operating activities were $11.8 million and $5.5 million for the first nine months ended September 30, 2011 and 2010, respectively. The increase was due to the collection of reinsurance recoverables.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolio amounted to $62.9 million and $76.2 million at September 30, 2011 and December 31, 2010, respectively. This balance reflects funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $45.8 million and $50.4 million for the first nine months ended September 30, 2011 and 2010, respectively. A significant reason for the decrease was due to an increase of reinsurance recoverable for an agreement effective September 30, 2011.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio. At September 30, 2011 and December 31, 2010, cash and cash equivalents and short-term investments amounted to $18.3 million and $53.6 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment operating leases. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management feels it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. At December 31, 2011, we had cash availability under existing credit facilities of $299.9 million, and $12.7 million of a term loan to be used for new equipment purchases. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 4, Borrowings of the Notes to Condensed Consolidated Financial Statements.

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

The available-for-sale securities held by the Company are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. At December 31, 2011, we had $1.2 million of available-for-sale assets classified in Level 3.

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

AMERCO utilizes operating leases for certain rental equipment and facilities with terms expiring substantially through 2018, with the exception of one land lease expiring in 2034. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, AMERCO has guaranteed $139.4 million of residual values at December 31, 2011 for these assets at the end of their respective lease terms. AMERCO has been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of AMERCO’s minimum lease payments and residual value guarantees were $387.3 million at December 31, 2011.

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

The Company currently manages the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini pursuant to a standard form of management agreement, under which the Company receives a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. The Company received management fees, exclusive of reimbursed expenses, of $18.0 million and $17.8 million from the above mentioned entities during the first nine months of fiscal 2012 and 2011, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Blackwater is wholly-owned by Mark V. Shoen, a significant shareholder and executive officer of AMERCO. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

The Company leases space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $1.8 million and $1.9 million in the first nine months of fiscal 2012 and 2011, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to the Company.

At December 31, 2011, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by the Company based on equipment rental revenues. The Company paid the above mentioned entities $33.1 million and $29.6 million in commissions pursuant to such dealership contracts during the first nine months of fiscal 2012 and 2011, respectively.

During the first nine months of fiscal 2012, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater. The Company does not have an equity ownership interest in SAC Holdings. The Company recorded interest income of $14.5 million and $14.4 million, and received cash interest payments of $13.4 million and $12.2 million, from SAC Holdings during the first nine months of fiscal 2012 and 2011, respectively. The largest aggregate amount of notes receivable outstanding during the first nine months of fiscal 2012 was $196.2 million and the aggregate notes receivable balance at December 31, 2011 was $195.6 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturities of these notes are between 2019 and 2024.

These agreements along with notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $31.3 million, expenses of $1.8 million and cash flows of $32.2 million during the first nine months of fiscal 2012. Revenues and commission expenses related to the Dealer Agreements were $154.9 million and $33.1 million, respectively during the first nine months of fiscal 2012.

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
Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$33,763	(a),(b)	$(446)	5/10/2006	4/10/2012	5.06%	1 Month LIBOR
53,359	(a),(b)	(1,670)	10/10/2006	10/10/2012	5.57%	1 Month LIBOR
18,450	(a)	(1,288)	7/10/2006	7/10/2013	5.67%	1 Month LIBOR
246,667	(a)	(51,381)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
11,950	(a)	(1,055)	2/12/2007	2/10/2014	5.24%	1 Month LIBOR
8,044	(a)	(684)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
8,050	(a)	(645)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
9,400	(a),(b)	(768)	8/15/2008	6/15/2015	3.62%	1 Month LIBOR
9,817	(a)	(852)	8/29/2008	7/10/2015	4.04%	1 Month LIBOR
14,540	(a)	(1,459)	9/30/2008	9/10/2015	4.16%	1 Month LIBOR
8,250	(a),(b)	(357)	3/30/2009	3/30/2016	2.24%	1 Month LIBOR
11,063	(a),(b)	(409)	8/15/2010	7/15/2017	2.15%	1 Month LIBOR
23,125	(a),(b)	(1,025)	6/1/2011	6/1/2018	2.38%	1 Month LIBOR
46,667	(a),(b)	(1,100)	8/15/2011	8/15/2018	1.86%	1 Month LIBOR
19,000	(a),(b)	(376)	9/12/2011	9/10/2018	1.75%	1 Month LIBOR

(a) interest rate swap agreement
(b) forward swap

As of December 31, 2011, the Company had $562.1 million of variable rate debt obligations. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $0.4 million annually (after consideration of the effect of the above derivative contracts.)

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 6.1% of our revenue was generated in Canada during the first nine months of fiscal 2012 and 2011. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

Item 4. Controls and Procedures

Attached as exhibits to this Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), which are required in accordance with Rule 13a-14 of the Exchange Act. This "Controls and Procedures" section includes information concerning the controls and procedures evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented in the section, Evaluation of Disclosure Controls and Procedures.

 Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the CEO and CAO, conducted an evaluation of the effectiveness of the design and operation of the Company’s "disclosure controls and procedures" (as such term is defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (“Disclosure Controls”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our Disclosure Controls are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including our CEO and CAO, as appropriate to allow timely decisions regarding required disclosure. Based upon the controls evaluation, our CEO and CAO have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our Disclosure Controls were effective related to the above stated design purposes.

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

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Registration Statement on form S-4, filed March 30, 2004, file no. 1-11255
3.2	Restated Bylaws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K ,filed on September 10, 2010, file no. 1-11255
4.1	Seventeenth Supplemental Indenture dated November 8, 2011 by and between AMERCO and U. S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K ,filed on January 18, 2012, file no. 1-11255
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Principal Financial Officer and Chief Accounting Officer of AMERCO	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Principal Financial Officer and Chief Accounting Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERCO

Date:  February 8, 2012                                                                             /s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date:  February 8, 2012                                                                             /s/ Jason A. Berg
Jason A. Berg
Chief Accounting Officer
(Principal Financial Officer)