Form 10-K
period 2012-03-31
AMERCO /NV/
filed 2012-06-06
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2012

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of a “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                Accelerated filer ☑

Non-accelerated filer ☐ (Do not check if a smaller reporting company)      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No ☑

The aggregate market value of AMERCO common stock held by non-affiliates on September 30, 2011 was $397,885,149. The aggregate market value was computed using the closing price for the common stock trading on NASDAQ on such date. Shares held by executive officers, directors and persons owning directly or indirectly more than 5% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

19,607,788 shares of AMERCO common stock, $0.25 par value, were outstanding at June 1, 2012.

Documents incorporated by reference: portions of AMERCO’s definitive proxy statement for the 2012 annual meeting of stockholders, to be filed within 120 days after AMERCO’s fiscal year ended March 31, 2012, are incorporated by reference into Part III of this report.

PART I

Item 1. Business

 Company Overview

We are North America’s largest “do-it-yourself” moving and storage operator through our subsidiary    U-Haul International, Inc. (“U-Haul”). U-Haul is synonymous with “do-it-yourself” moving and storage and is a leader in supplying products and services to help people move and store their household and commercial goods. Our primary service objective is to provide a better and better product or service to more and more people at a lower and lower cost. Unless the context otherwise requires, the term “AMERCO,” “Company,” “we,” “us,” or “our” refers to AMERCO, a Nevada Corporation, and all of its legal subsidiaries, on a consolidated basis.

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

We rent our distinctive orange and white U-Haul trucks and trailers as well as offer self-storage rooms through a network of 1,450 Company operated retail moving centers and approximately 15,500 independent U-Haul dealers. We also sell U-Haul brand boxes, tape and other moving and self-storage products and services to “do-it-yourself” moving and storage customers at all of our distribution outlets and through our eMove® web site.

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

Through Repwest Insurance Company (“Repwest”), our property and casualty insurance subsidiary, we manage the property, liability and related insurance claims processing for U-Haul. Oxford Life Insurance Company (“Oxford”), our life insurance subsidiary, sells life insurance, Medicare supplement insurance, annuities and other related products to non U-Haul customers.

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

As of March 31, 2012, our rental fleet consisted of approximately 106,000 trucks, 83,000 trailers and 33,000 towing devices. This equipment and our U-Haul brand of self-moving products and services are available through our network of managed retail moving centers and independent U-Haul dealers. Independent U-Haul dealers receive rental equipment from the Company, act as rental agents and are paid a commission based on gross revenues generated from their U-Haul rentals.

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

Our self-storage business was a natural outgrowth of our self-moving operations. Conveniently located U-Haul self-storage rental facilities provide clean, dry and secure space for storage of household and commercial goods. Storage units range in size from 6 square feet to over 1,000 square feet. We operate 1,140 self-storage locations in North America, with over 423,000 rentable rooms comprising 37.8 million square feet of rentable storage space. Our self-storage centers feature a wide array of security measures, ranging from electronic property access control gates to individually alarmed storage units. At many centers, we offer climate controlled storage rooms to protect temperature sensitive goods such as video tapes, albums, photographs and precious wood furniture.

Another extension of our strategy to make “do-it-yourself” moving and storage easier is our U-BoxTM program.  A storage container is delivered to a location of our customer’s choosing either by Company personnel or by the customers themselves through the use of a U-Box trailer. This option provides the customer with the greatest scheduling convenience. Once the container is filled it can be stored at the customer’s location, or taken to any of our corporate locations or moved to a location of the customer’s choice.

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

Net revenue from our Moving and Storage operating segment was approximately 86.1%, 88.1% and 90.6% of consolidated net revenue in fiscal 2012, 2011 and 2010, respectively.

During fiscal 2012, the Company placed approximately 22,600 new trucks in service. These replacements were a combination of U-Haul manufactured vehicles and purchases. Typically as new trucks are added to the fleet the Company removes older trucks from the fleet. The total number of rental trucks in the fleet increased during fiscal 2012 as we increased the pace of new additions while trucks removed for retirement and sale were generally consistent with fiscal 2011.

Within our truck and trailer rental operation we are focused on expanding our independent dealer network to provide added convenience for our customers. U-Haul maximizes vehicle utilization by effective distribution of the truck and trailer fleets among the 1,450 Company operated centers and approximately 15,500 independent dealers. Utilizing its proprietary reservations management system, the

Company’s centers and dealers electronically report their inventory in real-time, which facilitates matching equipment to customer demand. Approximately 55% of all U-Move rental revenue originates from the Company operated centers.

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

Our self-moving related products and services, such as boxes, pads and insurance, help our customers have a better moving experience and help them to protect their belongings from potential damage during the moving process. We are committed to providing a complete line of products selected with the “do-it-yourself” moving and storage customer in mind.

Our self-storage business operations consist of the rental of self-storage rooms, portable storage boxes, sales of self-storage related products, the facilitation of sales of services, and the management of self-storage facilities owned by others.

U-Haul is one of the largest North American operators of self-storage and has been a leader in the self-storage industry since 1974. U-Haul operates over 423,000 storage rooms, comprising 37.8 million square feet of storage space with locations in 49 states and 10 Canadian provinces. U-Haul’s owned and managed self-storage facility locations range in size up to 184,600 square feet of storage space, with individual storage units in sizes ranging from 6 square feet to over 1,000 square feet.

The primary market for storage rooms is the storage of household goods. We believe that our self-storage services provide a competitive advantage through such things as Max Security, an electronic system that monitors the storage facility 24 hours a day, climate control, individually alarmed rooms, extended hours access, and an internet-based customer reservation and account management system.

eMove is an online marketplace that connects consumers to independent Moving Help™ service providers and thousands of independent Self-Storage Affiliates. Our network of customer-rated affiliates provides pack and load help, cleaning help, self-storage and similar services all over North America. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

Our Moving and Storage operating segment business is seasonal and our results of operations and cash flows fluctuate significantly from quarter to quarter. Historically, revenues have been stronger in the first and second fiscal quarters due to the overall increase in moving activity during the spring and summer months. The fourth fiscal quarter is generally weakest, due to a greater potential for adverse weather conditions.

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

Net revenue from our Property and Casualty Insurance operating segment was approximately 1.6%, 1.7% and 1.6% of consolidated net revenue in fiscal 2012, 2011 and 2010, respectively.

Life Insurance Operating Segment

Our Life Insurance operating segment provides life and health insurance products primarily to the senior market through the direct writing and reinsuring of life insurance, Medicare supplement and annuity policies.

Net revenue from our Life Insurance operating segment was approximately 12.3%, 10.2% and 7.8% of consolidated net revenue in fiscal 2012, 2011 and 2010, respectively.

 Employees

As of March 31, 2012, we employed over 17,700 people throughout North America with approximately 98% of these employees working within our Moving and Storage operating segment and approximately 57% of these employees work on a part-time basis.

 Sales and Marketing

We promote U-Haul brand awareness through direct and co-marketing arrangements. Our direct marketing activities consist of web based advertising, print and yellow pages as well as trade events, movie cameos of our rental fleet and boxes, and industry and consumer communications. Our rental equipment is our best form of advertisement.  We support our independent U-Haul dealers through advertising of U-Haul moving and self-storage rentals, products and services.

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

 Recent Developments

Related Party

In April 2012, the Company received $52.2 million from SAC Holding Corporation as full repayment of principal and accrued interest for one of its junior notes. Also in April 2012 and May 2012, the Company received $46.0 million and $20.4 million, respectively from SAC Holding II Corporation as partial repayment on its junior note.

Financial Strength Ratings

In February 2012, A.M. Best downgraded the financial strength rating to B (Fair) for Repwest, and has been placed under review with negative implications. The business lines that Repwest currently operates in are generally not ratings sensitive; therefore, we do not believe the downgrade will significantly impact Repwest’s current marketing plans or its financial condition. The downgrade could negatively effect certain expansion opportunities in the future or result in additional costs.

In April 2012, A.M. Best affirmed the financial strength rating of B++ (Good) for Oxford and upgraded its outlook from stable to positive.

Financial Data of Segment and Geographic Areas

For financial data of our segments and geographic areas please see Note 23 Financial Information by Geographic Area and Note 23A Consolidating Financial Information by Industry Segment to our Notes to Consolidated Financial Statements.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”), contains “forward-looking statements” regarding future events and our future results of operations. We may make additional written or oral forward-looking statements from time to time in filings with the SEC or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Such statements may include, but are not limited to, projections of revenues, earnings or loss, estimates of capital expenditures, plans for future operations, products or services, financing needs and plans, our perceptions of our legal positions and anticipated outcomes of government investigations and pending litigation against us, liquidity, goals and strategies, plans for new business, storage occupancy, growth rate assumptions, pricing, costs, and access to capital and leasing markets as well as assumptions relating to the foregoing. The words “believe,” “expect,” “anticipate,” “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation, the risk factors enumerated at the end of this section, as well as the following: our ability to operate pursuant to the terms of its credit facilities; our ability to maintain contracts that are critical to our operations; the costs and availability of financing; our ability to execute our business plan; our ability to attract, motivate and retain key employees; general economic conditions; fluctuations in our costs to maintain and update our fleet and facilities; our ability to refinance our debt; changes in government regulations, particularly environmental regulations; our credit ratings; the availability of credit; changes in demand for our products; changes in the general domestic economy; the degree and nature of our competition; the resolution of pending litigation against us; changes in accounting standards and other factors described in this Annual Report or the other documents we file with the SEC. The above factors, the following disclosures, as well as other statements in this Annual Report and in the Notes to Consolidated Financial Statements, could contribute to or cause such risks or uncertainties, or could cause our stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by us that such matters will be realized. We assume no obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

Item 1A.   Risk Factors

The following discussion of risk factors should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the Consolidated Financial Statements and related notes.  These risk factors may be important in understanding this Annual Report or elsewhere.

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

We are highly leveraged.

As of March 31, 2012, we had total debt outstanding of $1,486.2 million and total undiscounted lease commitments of $325.4 million. Although we believe, based on existing information, that additional leverage can be supported by our operations and revenues, our existing debt could impact us in the following ways among other considerations:

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

The United States economy has undergone a period of slowdown and unprecedented volatility, which resulted in a recession.  It is difficult to gauge the pace of the economic recovery or if such recovery may stall or reverse course in the future.  Consumer and commercial spending is generally affected by the health of the economy, which places some of the factors affecting the success of our business beyond our control.  Our industries, although not as traditionally cyclical as some, could experience significant downturns in connection with or in anticipation of, declines, or sustained lack of recovery, in general economic conditions.  In times of declining consumer spending we may be driven, along with our competitors, to reduce pricing which would have a negative impact on gross profit.  We cannot predict if another downturn, or sustained lack of recovery, in the economy may occur which could result in reduced revenues and working capital.

Should credit markets in the United States tighten or if interest rates increase significantly we may not be able to refinance existing debt or find additional financing on favorable terms, if at all.  If one or more of the financial institutions that support our existing credit facilities fails, we may not be able to find a replacement, which would negatively impact our ability to borrow under credit facilities.  While we believe that we have adequate sources of liquidity to meet our anticipated requirement for working capital, debt servicing and capital expenditures through fiscal 2013, if our operating results were to worsen significantly and our cash flows or capital resources prove inadequate, or if interest rates increase significantly, we could face liquidity problems that could materially and adversely affect our results of operations and financial condition.

Our fleet rotation program can be adversely affected by financial market conditions.

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Our rental truck fleet rotation program is funded internally through operations and externally from debt and lease financing. Our ability to fund our routine fleet rotation program could be adversely affected if financial market conditions limit the general availability of external financing. This could lead us to operate trucks longer than initially planned and/or reducing the size of the fleet, either of which could materially and negatively affect our results of operations.

Another important aspect of our fleet rotation program is the sale of used rental equipment. The sale of used equipment provides us with funds that can be used to purchase new equipment. Conditions may arise that could lead to the decrease in resale values for our used equipment. This could have a material adverse effect on our financial results, which would result in losses on the sale of equipment and decreases in cash flows from the sales of equipment.

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

We may not be able to effectively hedge against interest rate changes in our variable debt.

In certain instances, the Company seeks to manage its exposure to interest rate risk through the use of hedging instruments including interest rate swap agreements and forward swaps. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Additionally, a failure on our part to effectively hedge against interest rate changes may adversely affect our financial condition and results of operations. We are required to record these financial instruments at their fair value. Changes in interest rates can significantly impact the valuation of the instruments resulting in non-cash changes to our financial position.

We are controlled by a small contingent of stockholders.

As of March 31, 2012, Edward J. Shoen, President and Chairman of the Board of AMERCO, James P. Shoen, a director of AMERCO, and Mark V. Shoen collectively are the owners of 9,222,365 shares (approximately 47.0%) of the outstanding common stock of AMERCO. In addition, Edward J. Shoen, James P. Shoen, Mark V. Shoen, Rosmarie T. Donovan (Trustee of the Shoen Irrevocable Trusts) and Dunham Trust Company (Successor Trustee of the Irrevocable “C” Trusts) (collectively, the “Reporting Persons”) are parties to a stockholder agreement dated June 30, 2006 in which the Reporting Persons agreed to vote as one as provided in this agreement (the “Stockholder Agreement”).  Pursuant to the Stockholder Agreement, a collective 10,897,088 shares (approximately 55.6%) of the Company’s common stock are voted at the direction of a majority in interest of the Reporting Persons.  For additional information, refer to the Schedule 13Ds filed on July 13, 2006, March 9, 2007 and on June 26, 2009 with the SEC. In addition, 1,482,344 shares (approximately 7.6%) of the outstanding common stock of AMERCO are held by our Employee Savings and Employee Stock Ownership Trust.

As a result of their stock ownership and the Stockholder Agreement, Edward J. Shoen, Mark V. Shoen and James P. Shoen are in a position to significantly influence our business affairs and policies of the Company, including the approval of significant transactions, the election of the members of our Board of Directors (the “Board”) and other matters submitted to our stockholders. There can be no assurance that the interests of the Reporting Persons will not conflict with the interests of our other stockholders. Furthermore, as a result of the Reporting Persons’ voting power, the Company is a “controlled company” as defined in the Nasdaq Listing Rules and, therefore, may avail itself of certain exemptions under Nasdaq rules, including exemptions from the rules that require us to have (i) a majority of independent directors on the Board; (ii) independent director oversight of executive officer compensation; and (iii) independent director oversight of director nominations.  Of the above available exemptions, we currently avail ourself of the exemption from independent director oversight of executive officer compensation, other than with respect to the compensation of the President of AMERCO.

We bear certain risks related to our notes receivable from SAC Holdings.

At March 31, 2012, we held $195.4 million of notes receivable from SAC Holding Corporation and its subsidiaries (“SAC Holding Corporation”) and SAC Holding II Corporation and its subsidiaries (“SAC Holding II”) (collectively “SAC Holdings”), which consist of junior unsecured notes. SAC Holdings is highly leveraged with significant indebtedness to others. If SAC Holdings is unable to meet its obligations to its senior lenders, it could trigger a default of its obligations to us. In such an event of default, we could suffer a loss to the extent the value of the underlying collateral of SAC Holdings is inadequate to repay SAC Holdings senior lenders and our junior unsecured notes.  We cannot assure you that SAC Holdings will not default on its loans to its senior lenders or that the value of SAC Holdings assets upon liquidation would be sufficient to repay us in full. Due to repayments in April 2012 and May 2012 the total notes receivable balance decreased by $113.5 million, and accrued interest decreased by $5.1 million.

Our quarterly results of operations fluctuate due to seasonality and other factors associated with our industry.

Our business is seasonal and our results of operations and cash flows fluctuate significantly from quarter to quarter. Historically, revenues have been stronger in the first and second fiscal quarters due to the overall increase in moving activity during the spring and summer months. The fourth fiscal quarter is generally weakest, due to a greater potential for adverse weather conditions and other factors that are not necessarily seasonal. As a result, our operating results for any given quarterly period are not necessarily indicative of operating results for an entire year.

Our operations subject us to numerous environmental regulations and the possibility that environmental liability in the future could adversely affect our operations.

Compliance with environmental requirements of federal, state and local governments significantly affects our business. Among other things, these requirements regulate the discharge of materials into the air, land and water and govern the use and disposal of hazardous substances. Under environmental laws or common law principles, we can be held liable for hazardous substances that are found on real property we have owned or operated. We are aware of issues regarding hazardous substances on some of our real estate and we have put in place a remediation plan at each site where we believe such a plan is necessary. See Note 20, Contingencies of the Notes to Consolidated Financial Statements. We regularly make capital and operating expenditures to stay in compliance with environmental laws. In particular, we have managed a testing and removal program since 1988 for our underground storage tanks.  Despite these compliance efforts, we believe that risk of environmental liability is part of the nature of our business.

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

Our information systems are largely Internet-based, including our point-of-sale reservation system and telephone systems. While our reliance on this technology lowers our cost of providing service and expands our abilities to serve, it exposes us to various risks including natural and man-made disasters. We have put into place backup systems and alternative procedures to mitigate this risk.  However, disruptions or breaches in any portion of these systems could adversely affect our results of operations and financial condition.

A.M. Best financial strength ratings are crucial to our life insurance business.

In April 2012, A.M. Best affirmed the financial strength rating for Oxford, Christian Fidelity Life Insurance Company, North American Insurance Company and Dallas General Life Insurance Company of B++ and upgraded the outlook to positive. Financial strength ratings are important external factors that can affect the success of Oxford’s business plans. Accordingly, if Oxford’s ratings, relative to its competitors, are not maintained or do not continue to improve, Oxford may not be able to retain and attract business as currently planned, which could adversely affect our results of operations and financial condition.

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

At December 31, 2011, Repwest reported $1.1 million of reinsurance recoverables, net of allowances and $223.9 million of reserves and liabilities ceded to reinsurers. Of this, Repwest’s largest exposure to a single reinsurer was $62.7 million.

Item 1B.   Unresolved Staff Comments

We have no unresolved staff comments at March 31, 2012.

Item 2.   Properties

The Company, through its legal subsidiaries, owns property, plant and equipment that are utilized in the manufacturing, repair and rental of U-Haul equipment and storage space, as well as providing office space for us. Such facilities exist throughout the United States and Canada. We also manage storage facilities owned by others. We operate 1,450 U-Haul retail centers of which 481 are managed for other owners, and operates 12 manufacturing and assembly facilities. We also operate 175 fixed-site repair facilities located throughout the United States and Canada. These facilities are used primarily for the benefit of our Moving and Storage operating segment.

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

On remand, on July 22, 2011, AMERCO filed a Motion for Summary Judgment based upon the Shareholder’s Ratification of the SAC transactions. In addition, on August 29, 2011, certain defendants filed a Motion to Dismiss Plaintiffs’ Claim for Wrongful Interference with Prospective Economic Advantage. On August 31, 2011, the trial court held a status conference and entered an order setting forth the briefing schedule for the two motions. On December 23, 2011, the trial court denied AMERCO’s motion for summary judgment and certain defendants’ motion to dismiss. The court has set a discovery schedule on the limited issue of demand futility. A four day evidentiary hearing on demand futility is scheduled to begin on August 20, 2012.

Environmental

Compliance with environmental requirements of federal, state and local governments may significantly affect the operation of Real Estate’s business. Among other things, these requirements regulate the discharge of materials into the air, land and water and govern the use and disposal of hazardous substances. Real Estate is aware of issues regarding hazardous substances on some of its properties. Real Estate regularly makes capital and operating expenditures to stay in compliance with environmental laws and has put in place a remedial plan at each site where it believes such a plan is necessary. Since 1988, Real Estate has managed a testing and removal program for underground storage tanks.

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

Item 4.   Mine Safety Disclosure

Not applicable.

PART II

Item 5.   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of June 1, 2012, there were approximately 3,500 holders of record of our common stock. We derived the number of our stockholders using internal stock ledgers and utilizing Mellon Investor Services Stockholder listings. AMERCO’s common stock is listed on the NASDAQ Global Select Market under the trading symbol “UHAL”.

The following table sets forth the high and the low sales price of the common stock of AMERCO for the periods indicated:
	Year Ended March 31,
	2012		2011
	High	Low	High	Low
First quarter	$103.36	$83.90	$64.42	$43.43
Second quarter	$97.25	$60.18	$83.83	$53.04
Third quarter	$90.45	$60.44	$109.11	$76.02
Fourth quarter	$126.14	$89.34	$104.00	$86.29

 Dividends

AMERCO does not have a formal dividend policy. The Board periodically considers the advisability of declaring and paying dividends to common stockholders in light of existing circumstances.

On December 7, 2011, the Company declared a special cash dividend on its Common Stock of $1.00 per share to holders of record on December 23, 2011. The dividend was paid on January 3, 2012.

See Note 22, Statutory Financial Information of Insurance Subsidiaries of the Notes to Consolidated Financial Statements for a discussion of certain statutory restrictions on the ability of the insurance subsidiaries to pay dividends to AMERCO.

 Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock for the period March 31, 2007 through March 31, 2012 with the cumulative total return on the Dow Jones US Total Market and the Dow Jones US Transportation Average. The comparison assumes that $100 was invested on March 31, 2007 in the Company’s common stock and in each of the comparison indices. The graph reflects the value of the investment based on the closing price of the common stock trading on NASDAQ on March 31, 2008, 2009, 2010, 2011 and 2012.

Fiscal year ended March 31:	2007	2008	2009	2010	2011	2012

AMERCO	$100	$82	$48	$78	$139	$152
Dow Jones US Total Market	100	95	59	90	105	113
Dow Jones US Transportation Average	100	101	58	96	118	119

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

On June 1, 2011, we redeemed all 6,100,000 shares of our issued and outstanding Series A 8½% Preferred Stock (“Series A Preferred”) at a redemption price of $25 per share plus accrued dividends through that date.  Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260 - Earnings Per Share (“ASC 260”), for earnings per share purposes, we recognized the deficit of the carrying amount of the Series A Preferred over the consideration paid to redeem the shares.

The Series A Preferred was recorded in our Additional Paid-In Capital account, net of original issue costs at $146.3 million prior to the redemption. We paid $152.5 million to redeem the shares on June 1, 2011 of which $7.7 million was paid to our insurance subsidiaries in exchange for their holdings. The difference between what was paid to redeem the shares less their carrying amount on our balance sheet, reduced by our insurance subsidiaries holdings was $5.9 million. This amount was recognized as a reduction to our earnings available to our common shareholders for the purposes of computing earnings per share for fiscal 2012.

From January 1, 2009 through March 31, 2011, our insurance subsidiaries purchased 308,300 shares of Series A Preferred on the open market for $7.2 million. Pursuant to ASC 260 for earnings per share purposes, we recognize the excess or deficit of the carrying amount of the Series A Preferred over the fair value of the consideration paid. For fiscal 2011, this resulted in a $0.2 million charge to net earnings as the amount paid by the insurance companies exceeded the carrying value, net of a prorated portion of original issue costs of the preferred stock. For fiscal 2010, we recognized a $0.4 million gain as the amount paid was less than our adjusted carrying value.

Item 6.   Selected Financial Data

The following selected financial data should be read in conjunction with the MD&A, and the Consolidated Financial Statements and related notes in this Annual Report.

Listed below is selected financial data for AMERCO and consolidated subsidiaries for each of the last five years ended March 31:

	Years Ended March 31,
	2012	2011	2010	2009	2008(a), (b)
	(In thousands, except share and per share data)
Summary of Operations:
Self-moving equipment rentals	$1,678,256	$1,547,015	$1,419,726	$1,423,022	$1,451,292
Self-storage revenues	134,376	120,698	110,369	110,548	122,248
Self-moving and self-storage products and service sales	213,854	205,570	198,785	199,394	217,798
Property management fees	23,266	22,132	21,632	23,192	22,820
Life insurance premiums	277,562	206,992	134,345	109,572	111,996
Property and casualty insurance premiums	32,631	30,704	27,625	28,337	28,388
Net investment and interest income	64,200	52,661	49,989	58,021	62,110
Other revenue	78,530	55,503	39,534	40,180	32,522
Total revenues	2,502,675	2,241,275	2,002,005	1,992,266	2,049,174

Operating expenses	1,093,190	1,026,577	1,022,061	1,057,880	1,089,543
Commission expenses	212,190	190,981	169,104	171,303	167,945
Cost of sales	116,542	106,024	104,049	114,387	120,210
Benefits and losses	310,839	190,429	121,105	97,617	98,760
Amortization of deferred policy acquisition costs	13,791	9,494	7,569	12,394	13,181
Lease expense	131,215	150,809	156,951	152,424	133,931
Depreciation, net of (gains) losses on disposals (d)	208,901	189,266	227,629	265,213	221,882
Total costs and expenses	2,086,668	1,863,580	1,808,468	1,871,218	1,845,452

Earnings from operations	416,007	377,695	193,537	121,048	203,722
Interest expense	(90,371)	(88,381)	(93,347)	(98,470)	(101,420)
Pretax earnings	325,636	289,314	100,190	22,578	102,302
Income tax expense	(120,269)	(105,739)	(34,567)	(9,168)	(34,518)
Net earnings	205,367	183,575	65,623	13,410	67,784
Less: Excess of redemption value over carrying value of preferred shares redeemed	(5,908)	(178)	388	-	-
Less: Preferred stock dividends (c)	(2,913)	(12,412)	(12,856)	(12,963)	(12,963)
Earnings available to common shareholders	$196,546	$170,985	$53,155	$447	$54,821
Basic and diluted earnings per common share	$10.09	$8.80	$2.74	$0.02	$2.78
Weighted average common shares outstanding: Basic and diluted	19,476,187	19,432,781	19,386,791	19,350,041	19,740,571
Cash dividends declared and accrued Preferred stock (c)	$2,913	$12,412	$12,856	$12,963	$12,963

Balance Sheet Data:
Property, plant and equipment, net	$2,372,365	$2,094,573	$1,948,388	$2,013,928	$2,011,176
Total assets	4,654,051	4,176,154	3,762,454	3,825,073	3,832,487
Notes, loans and leases payable	1,486,211	1,397,842	1,347,635	1,546,490	1,504,677
Stockholders' equity	1,035,820	993,020	812,911	717,629	758,431

(a) Fiscal 2008 summary of operations includes 7 months of activity for SAC Holding II which was deconsolidated effective October 31, 2007.
(b) Fiscal 2008 balance sheet data does not include SAC Holding II which was deconsolidated effective October 31, 2007.
(c) Fiscal 2012, 2011 and 2010 reflect eliminations of $0.3 million, $0.6 million and $0.1 million, respectivley paid to affiliates.
(d) (Gains) losses were ($20.9) million, ($23.1) million, ($2.0) million, $16.6 million and ($5.9) million for fiscal 2012, 2011, 2010, 2009 and 2008, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

 General

We begin this MD&A with the overall strategy of AMERCO, followed by a description of and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for fiscal 2012 compared with fiscal 2011, and for fiscal 2011 compared with fiscal 2010 which are followed by an analysis of changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources and Disclosures about Contractual Obligations and Commercial Commitments. We conclude this MD&A by discussing our outlook for fiscal 2013.

This MD&A should be read in conjunction with the other sections of this Annual Report, including Item 1: Business, Item 6: Selected Financial Data and Item 8: Financial Statements and Supplementary Data. The various sections of this MD&A contain a number of forward-looking statements, as discussed under the caption, Cautionary Statements Regarding Forward-Looking Statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report and particularly under the section Item 1A: Risk Factors. Our actual results may differ materially from these forward-looking statements.

AMERCO has a fiscal year that ends on the 31st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31st of December for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose all material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2011, 2010 and 2009 correspond to fiscal 2012, 2011 and 2010 for AMERCO.

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

Our primary focus is to provide our customers with a wide selection of moving rental equipment, convenient self-storage rental facilities and related moving and self-storage products and services. We are able to expand our distribution and improve customer service by increasing the amount of moving equipment and storage rooms and portable storage boxes available for rent, expanding the number of independent dealers in our network and expanding and taking advantage of our eMove capabilities.

Our Property and Casualty Insurance operating segment is focused on providing and administering property and casualty insurance to U-Haul and its customers, its independent dealers and affiliates.

Our Life Insurance operating segment is focused on long-term capital growth through direct writing and reinsuring of life, Medicare supplement and annuity products in the senior marketplace.

 Description of Operating Segments

AMERCO’s three reportable segments are:

•	Moving and Storage, comprised of AMERCO, U-Haul, and Real Estate and the subsidiaries of U-Haul and Real Estate,

•	Property and Casualty Insurance, comprised of Repwest and its subsidiaries and ARCOA,

•	Life Insurance, comprised of Oxford and its subsidiaries.

See Note 1, Basis of Presentation, Note 23, Financial Information by Geographic Area and Note 23A, Consolidating Financial Information by Industry Segment of the Notes to Consolidated Financial Statements included in this Annual Report.

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

U-Haul brand self-moving related products and services, such as boxes, pads and tape allow our customers to, among other things; protect their belongings from potential damage during the moving process. We are committed to providing a complete line of products selected with the “do-it-yourself” moving and storage customer in mind.

eMove is an online marketplace that connects consumers to independent Moving Help® service providers and thousands of independent Self-Storage Affiliates. Our network of customer rated affiliates and service providers furnish pack and load help, cleaning help, self-storage and similar services, all over North America. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

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

Property and Casualty Insurance Operating Segment

Our Property and Casualty Insurance operating segment provides loss adjusting and claims handling for U-Haul through regional offices across North America. Property and Casualty Insurance also underwrites components of the Safemove, Safetow, Super Safemove and Safestor protection packages to U-Haul customers. We continue to focus on increasing the penetration of these products into the moving and storage market. The business plan for our Property and Casualty Insurance operating segment includes offering property and casualty products in other U-Haul related programs.

Life Insurance Operating Segment

Our Life Insurance operating segment provides life and health insurance products primarily to the senior market through the direct writing and reinsuring of life insurance, Medicare supplement and annuity policies.

 Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with the generally accepted accounting principles (“GAAP”) in the United States. The methods, estimates and judgments we use in applying our accounting policies can have a significant impact on the results we report in our financial statements. Note 3, Accounting Policies of the Notes to Consolidated Financial Statements in Item 8: Financial Statements and Supplementary Data of this Annual Report summarizes the significant accounting policies and methods used in the preparation of our consolidated financial statements and related disclosures. Certain accounting policies require us to make difficult and subjective judgments and assumptions, often as a result of the need to estimate matters that are inherently uncertain.

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

Principles of Consolidation

We apply ASC 810 - Consolidation (“ASC 810”) in our principles of consolidation. ASC 810 addresses arrangements where a company does not hold a majority of the voting or similar interests of a variable interest entity (“VIE”). A company is required to consolidate a VIE if it has determined it is the primary beneficiary. ASC 810 also addresses the policy when a company owns a majority of the voting or similar rights and exercises effective control.

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

In fiscal 2003 and fiscal 2002, SAC Holdings were considered special purpose entities and were consolidated based on the provisions of Emerging Issues Task Force Issue 90-15, Impact of Nonsubstantive Lessors, Residual Value Guarantees and Other Provisions in Leasing Transactions. In fiscal 2004, we evaluated our interests in SAC Holdings and we concluded that SAC Holdings were VIE’s and that we were the primary beneficiary. Accordingly, we continued to include SAC Holdings in our consolidated financial statements.

Triggering events in February and March of 2004 for SAC Holding Corporation required AMERCO to reassess its involvement in specific SAC Holding Corporation entities. During these reassessments it was concluded that AMERCO was no longer the primary beneficiary, resulting in the deconsolidation of SAC Holding Corporation in fiscal 2004.

In November 2007, Blackwater contributed additional capital to its wholly-owned subsidiary, SAC Holding II. This contribution was determined by us to be material with respect to the capitalization of SAC Holding II; therefore, triggering a requirement under FASB Interpretation 46(R) for us to reassess our involvement with those entities. This required reassessment led to the conclusion that SAC Holding II had the ability to fund its own operations and execute its business plan without any future subordinated financial support; therefore, we were no longer the primary beneficiary of SAC Holding II as of the date of Blackwater’s contribution.

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

It is possible that SAC Holdings could take actions that would require us to re-determine whether SAC Holdings remains a VIE and we continually monitor whether we have become the primary beneficiary of SAC Holdings.  None of the events delineated in ASC 810-10-35-4 which would require a redetermination occurred during the period being reported upon in this Annual Report. Should we determine in the future that we are the primary beneficiary of SAC Holdings, we could be required to consolidate some or all of SAC Holdings within our financial statements.

The consolidated balance sheets as of March 31, 2012 and 2011 include the accounts of AMERCO and its wholly-owned subsidiaries. The March 31, 2012, 2011 and 2010 statements of operations, comprehensive income and cash flows include AMERCO and its wholly-owned subsidiaries.

 Recoverability of Property, Plant and Equipment

Property, plant and equipment are stated at cost. Interest expense incurred during the initial construction of buildings and rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes using the straight-line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. We follow the deferral method of accounting based on ASC 908 - Airlines for major overhauls in which engine overhauls are capitalized and amortized over five years and transmission overhauls are capitalized and amortized over three years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation expense when realized. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., minimize gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed.

We regularly perform reviews to determine whether facts and circumstances exist which indicate that the carrying amount of assets, including estimates of residual value, may not be recoverable or that the useful life of assets are shorter or longer than originally estimated. Reductions in residual values (i.e., the price at which we ultimately expect to dispose of revenue earning equipment) or useful lives will result in an increase in depreciation expense over the life of the equipment. Reviews are performed based on vehicle class, generally subcategories of trucks and trailers. We assess the recoverability of our assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining lives against their respective carrying amounts. We consider factors such as current and expected future market price trends on used vehicles and the expected life of vehicles included in the fleet. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. In fiscal 2010, the Company reduced the carrying value of certain older trucks by $9.1 million or $0.47 per share before taxes, in which the tax effect was $0.17 per share. If asset residual values are determined to be recoverable, but the useful lives are shorter or longer than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

In fiscal 2006, management performed an analysis of the expected economic value of new rental trucks and determined that additions to the fleet resulting from purchase should be depreciated on an accelerated method based upon a declining formula. The salvage value and useful life assumptions of the rental truck fleet remain unchanged. Under the declining balances method (2.4 times declining balance), the book value of a rental truck is reduced approximately 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively and then reduced on a straight line basis an additional 10% by the end of year fifteen. Whereas, a standard straight line approach would reduce the book value by approximately 5.3% per year over the life of the truck. For the affected equipment, the accelerated depreciation was $54.6 million, $44.8 million and $49.1 million greater than what it would have been if calculated under a straight line approach for fiscal 2012, 2011 and 2010, respectively.

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

Insurance reserves for our Property and Casualty Insurance operating segment and U-Haul take into account losses incurred based upon actuarial estimates and are management’s best approximation of future payments.  These estimates are based upon past claims experience and current claim trends as well as social and economic conditions such as changes in legal theories and inflation.  These reserves consist of case reserves for reported losses and a provision for losses incurred but not reported (“IBNR”), both reduced by applicable reinsurance recoverables, resulting in a net liability

Due to the nature of the underlying risks and high degree of uncertainty associated with the determination of the liability for future policy benefits and claims, the amounts to be ultimately paid to settle these liabilities cannot be precisely determined and may vary significantly from the estimated liability, especially for long-tailed casualty lines of business such as excess workers’ compensation.  As a result of the long-tailed nature of the excess workers’ compensation policies written by Repwest during 1983 through 2002, and similar policies assumed by Repwest during 2001 through 2003, it may take a number of years for claims to be fully reported and finally settled.

On a regular basis insurance reserve adequacy is reviewed by management to determine if existing assumptions need to be updated.  In the third quarter of fiscal 2012, Repwest conducted a more in-depth review of its excess workers’ compensation claims as new information regarding recent loss trends emerged.  This review also included a review of reinsured claims handled by a third party administrator related to the same line of business. Based upon these reviews Repwest strengthened its reserves for its excess workers’ compensation business by $48.3 million in the third quarter of fiscal 2012.  After the estimated tax effect of $16.9 million this reduced earnings per share for fiscal 2012 by $1.61 per share.  While management is continually monitoring the status of expected losses through a rolling review of the claim inventory and regularly reviews the adequacy of the established liability for unpaid claims and claims adjustment expense, there can be no assurance that our loss reserves will not develop adversely and have a material adverse effect on our results of operations.  As a result of our review during the third quarter of fiscal 2012, it was determined that there was a need to strengthen loan loss reserves, reflecting adverse development in prior accident years in lines of business with long reporting tails.  The excess workers’ compensation line comprises a majority of the total charge.  These adjustments represent management’s current best estimate of the ultimate losses of the underlying claims and were recognized in the third quarter of fiscal 2012 based upon the timing of when the information developed.

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

As part of this latest review, the Company has reserved each claim based upon the accumulation of current claim costs projected through the claimants’ life expectancy, and then adjusted for applicable reinsurance arrangements.  Management reviews each claim bi-annually to determine if the estimated life-time claim costs have increased and then adjusts the reserve estimate accordingly at that time.  We have factored in an estimate of what the potential cost increases could be in our IBNR liability.  We have not assumed settlement of the existing claims in calculating the reserve amount, unless it is in the final stages of completion.

Continued increases in claim costs, including medical inflation and new treatments and medications could lead to future adverse development resulting in additional reserve strengthening.  Conversely, settlement of existing claims or if injured workers return to work or expire prematurely, could lead to future positive development.

 Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment including but not limited to: ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. We recognized other-than-temporary impairments of $0.1 million, $0.8 million and $2.2 million for fiscal 2012, 2011 and 2010, respectively.

 Income Taxes

Our tax returns are periodically reviewed by various taxing authorities. The final outcome of these audits may cause changes that could materially impact our financial results.

AMERCO files a consolidated tax return with all of its legal subsidiaries.

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

Our financial instruments that are exposed to concentrations of credit risk consist primarily of temporary cash investments, trade receivables, reinsurance recoverables and notes receivable. Limited credit risk exists on trade receivables due to the diversity of our customer base and their dispersion across broad geographic markets. We place our temporary cash investments with financial institutions and limits the amount of credit exposure to any one financial institution.

We have mortgage receivables, which potentially expose us to credit risk. The portfolio of notes is principally collateralized by self-storage facilities and commercial properties. We have not experienced any material losses related to the notes from individual or groups of notes in any particular industry or geographic area. The estimated fair values were determined using the discounted cash flow method and using interest rates currently offered for similar loans to borrowers with similar credit ratings.

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

Subsequent Events

Our management has evaluated subsequent events occurring after March 31, 2012, the date of our most recent balance sheet date, through the date our financial statements were issued. We do not believe any other subsequent events have occurred that would require further disclosure or adjustment to our financial statements other than those stated below.

Related Party

In April 2012, the Company received $52.2 million from SAC Holding Corporation as full repayment of principal and accrued interest for one of its junior notes. Also in April 2012 and May 2012, the Company received $46.0 million and $20.4 million, respectively from SAC Holding II Corporation as partial repayment on its junior note. Please see Note 21 Related Party Transactions of the Notes to Consolidated Financial Statements.

Financial Strength Ratings

In April 2012, A.M. Best affirmed the financial strength rating of B++ (Good) for Oxford and upgraded its outlook from stable to positive.

Recent Accounting Pronouncements

In October 2010, the FASB issued ASU 2010-26, Financial Services – Insurance (Topic 944) which amended FASB ASC 944-30 to provide further guidance regarding the capitalization of costs relating to the acquisition or renewal of insurance contracts. Specifically, only qualifying costs associated with successful contract acquisitions are permitted to be deferred. The amended guidance is effective for fiscal years beginning after December 15, 2011 (and for interim periods within such years), with early adoption permitted as of the beginning of the entity's annual reporting period. The amended guidance should be applied prospectively, but retrospective application for all prior periods is allowed. The Company does not believe that the adoption of this statement will have a material impact on our financial statements.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”), which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. The standards will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The adoption of the standards did not have a material effect on the Company’s consolidated financial statements.

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

AMERCO and Consolidated Subsidiaries

Fiscal 2012 Compared with Fiscal 2011

Listed below, on a consolidated basis, are revenues for our major product lines for fiscal 2012 and fiscal 2011:

	Year Ended March 31,
	2012	2011
	(In thousands)
Self-moving equipment rentals	$1,678,256	$1,547,015
Self-storage revenues	134,376	120,698
Self-moving and self-storage products and service sales	213,854	205,570
Property management fees	23,266	22,132
Life insurance premiums	277,562	206,992
Property and casualty insurance premiums	32,631	30,704
Net investment and interest income	64,200	52,661
Other revenue	78,530	55,503
Consolidated revenue	$2,502,675	$2,241,275

Self-moving equipment rental revenues increased $131.2 million for fiscal 2012, compared with fiscal 2011.  The largest contributor to the revenue improvement was the increase in both In-Town and one-way moving transactions across both our truck and trailer fleets.  We believe the growth in the number of transactions was influenced by our continuing customer service enhancements which allowed us to better serve the existing customer base combined with an increase in overall demand for our services.  We were also better able to serve our customers through an increase in the amount of equipment in our fleet throughout the year.  On average the number of rental trucks in the fleet grew approximately 4% compared to fiscal 2011.  Other factors that contributed to the revenue improvement included an increase in our average revenue per transaction and utilization of the fleet.  Factors which contribute to changes in revenue per transaction include the mix of equipment type rented and rental rates charged.

Self-storage revenues increased $13.7 million for fiscal 2012, compared with fiscal 2011 due primarily to an increase in the number of rooms rented combined with a modest improvement in overall rates per occupied square foot.  The average amount of occupied square feet increased by approximately 10% for fiscal 2012 compared to the same period last year.  A portion of this improvement comes from the additional capacity added to the portfolio; total net rentable square feet increased by 1.4 million over the last twelve months.

Sales of self-moving and self-storage products and services increased $8.3 million for fiscal 2012, compared with fiscal 2011.  Increases were recognized in the sale of propane and towing accessories/installation with the majority of the improvement coming from the sales of moving supplies.

Life insurance premiums increased $70.6 million for fiscal 2012, compared with fiscal 2011 primarily from entering into a new reinsurance agreement for a block of life insurance policies combined with increased Medicare supplement premiums from last year’s acquisition.

Property and casualty insurance premiums increased $1.9 million for fiscal 2012, compared with fiscal 2011 due to increases in Safestor and Safemove which resulted from the increase in equipment rental transactions and self storage rentals.

Net investment and interest income increased $11.5 million for fiscal 2012, compared with fiscal 2011 primarily due to an increased asset base at the Life Insurance segment combined with improved yields across all three segments due to the investment of excess cash balances.

Other revenue increased $23.0 million for fiscal 2012, compared with fiscal 2011 primarily due to the expansion of new business initiatives including our U-BoxTM program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated subsidiaries were $2,502.7 million for fiscal 2012, compared with $2,241.3 million for fiscal 2011.

Listed below are revenues and earnings (loss) from operations at each of our operating segments for fiscal 2012 and 2011. The insurance companies’ years ended December 31, 2011 and 2010.

	Year Ended March 31,
	2012	2011
	(In thousands)
Moving and storage
Revenues	$2,156,923	$1,977,826
Earnings from operations before equity in earnings of subsidiaries	432,766	355,173
Property and casualty insurance
Revenues	42,586	38,663
Earnings (loss) from operations	(36,426)	5,638
Life insurance
Revenues	307,922	229,911
Earnings from operations	20,149	17,435
Eliminations
Revenues	(4,756)	(5,125)
Earnings from operations before equity in earnings of subsidiaries	(482)	(551)
Consolidated Results
Revenues	2,502,675	2,241,275
Earnings from operations	416,007	377,695

Total costs and expenses increased $223.1 million for fiscal 2012, compared with fiscal 2011.  Life Insurance accounted for $75.3 million of the increase primarily due to entering into the new reinsurance agreement.  Property and Casualty Insurance accounted for $46.0 million of the increase largely due to the reserve increases associated with their closed block of workers’ compensation policies.

Operating expenses for Moving and Storage increased $101.5 million due largely to spending on personnel, rental equipment maintenance and operating costs associated with the U-Box program.  Cost of sales and commission expenses increased in relation to the associated revenues.  Depreciation expense, before gains on the disposal of equipment, increased $17.5 million while lease expense decreased $19.6 million.  Over the last several years the Company has decreased its use of leases for funding new equipment acquisitions and increased its use of term loans and securitizations, which are the primary causes of the decrease in lease expense and increase in depreciation expense.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $416.0 million for fiscal 2012, compared with $377.7 million for fiscal 2011.

Interest expense for fiscal 2012 was $90.4 million, compared with $88.4 million for fiscal 2011 due to an increase in average borrowings partially offset by a decrease in average borrowing costs.

Income tax expense was $120.3 million for fiscal 2012, compared with $105.7 million for fiscal 2011. The increase was due to higher pretax earnings for fiscal 2012.

Dividends paid or accrued on our Series A Preferred were $2.9 million and $12.4 million for fiscal 2012 and 2011, respectively. Fiscal 2012 included a $5.9 million non-recurring charge related to the redemption of the Series A Preferred Stock. All of our Series A Preferred stock was redeemed on June 1, 2011; therefore, no dividends were accrued with respect to the Series A Preferred for the second, third and fourth quarters of fiscal 2012.

As a result of the above mentioned items, earnings available to common shareholders were $196.5 million for fiscal 2012, compared with $171.0 million for fiscal 2011.

Basic and diluted earnings per common share for fiscal 2012 were $10.09, compared with $8.80 for fiscal 2011.

The weighted average common shares outstanding basic and diluted were 19,476,187 for fiscal 2012, compared with 19,432,781 for fiscal 2011.

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

Listed below are revenues and earnings from operations at each of our operating segments for fiscal 2011 and 2010. The insurance companies’ years ended December 31, 2010 and 2009.

	Year Ended March 31,
	2011	2010
	(In thousands)
Moving and storage
Revenues	$1,977,826	$1,816,322
Earnings from operations before equity in earnings of subsidiaries	355,173	170,507
Property and casualty insurance
Revenues	38,663	34,390
Earnings from operations	5,638	6,279
Life insurance
Revenues	229,911	155,725
Earnings from operations	17,435	16,858
Eliminations
Revenues	(5,125)	(4,432)
Earnings from operations before equity in earnings of subsidiaries	(551)	(107)
Consolidated Results
Revenues	2,241,275	2,002,005
Earnings from operations	377,695	193,537

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

 Moving and Storage

Fiscal 2012 Compared with Fiscal 2011

Listed below are revenues for the major product lines at our Moving and Storage operating segment for fiscal 2012 and fiscal 2011:

	Year Ended March 31,
	2012	2011
	(In thousands)
Self-moving equipment rentals	$1,679,963	$1,549,058
Self-storage revenues	134,376	120,698
Self-moving and self-storage products and service sales	213,854	205,570
Property management fees	23,266	22,132
Net investment and interest income	27,132	25,702
Other revenue	78,332	54,666
Moving and Storage revenue	$2,156,923	$1,977,826

Self-moving equipment rental revenues increased $130.9 million for fiscal 2012, compared with fiscal 2011.  The largest contributor to the revenue improvement was the increase in both In-Town and one-way moving transactions across both our truck and trailer fleets.  We believe the growth in the number of transactions was influenced by our continuing customer service enhancements which allowed us to better serve the existing customer base combined with an increase in overall demand for our services.  We were also better able to serve our customers through an increase in the amount of equipment in our fleet throughout the year.  On average the number of rental trucks in the fleet grew approximately 4% compared to fiscal 2011.  Other factors that contributed to the revenue improvement included an increase in our average revenue per transaction and utilization of the fleet.  Factors which contribute to changes in revenue per transaction include the mix of equipment type rented and rental rates charged.

Self-storage revenues increased $13.7 million for fiscal 2012, compared with fiscal 2011 due primarily to an increase in the number of rooms rented combined with a modest improvement in overall rates per occupied square foot.  The average amount of occupied square feet increased by approximately 10% for fiscal 2012 compared to the same period last year.  A portion of this improvement comes from the additional capacity added to the portfolio; total net rentable square feet increased by 1.4 million over the last twelve months.

Sales of self-moving and self-storage products and services increased $8.3 million for fiscal 2012, compared with fiscal 2011.  Increases were recognized in the sale of propane and towing accessories and installation with the majority of the improvement coming from the sales of moving supplies.

Other revenue increased $23.7 million for fiscal 2012, compared with fiscal 2011 primarily from the expansion of new business initiatives including our U-BoxTM program.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Year Ended March 31,
	2012	2011
	(In thousands, except occupancy rate)
Room count as of March 31	165	153
Square footage as of March 31	13,889	12,534
Average number of rooms occupied	123	113
Average occupancy rate based on room count	76.9%	75.8%
Average square footage occupied	10,401	9,437

Total costs and expenses increased $101.5 million for fiscal 2012, compared with fiscal 2011.  Operating expenses increased $69.8 million due largely to spending on personnel, rental equipment maintenance and operating costs associated with the U-Box program.  Cost of sales and commission expenses increased in relation to the associated revenues.  Depreciation expense, before gains on the disposal of equipment, increased $17.5 million while lease expense decreased $19.6 million.  Over the last several years the Company has decreased its use of leases for funding new equipment acquisitions and increased its use of term loans and securitizations, which are the primary causes of the decrease in lease expense and increase in depreciation expense.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries, increased to $432.8 million for fiscal 2012, compared with $355.2 million for the fiscal 2011.

Equity in the earnings of AMERCO’s insurance subsidiaries decreased $25.3 million for fiscal 2012, compared with fiscal 2011 as a result of the reserve strengthening at the Property and Casualty Insurance operating segment.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $422.4 million for fiscal 2012, compared with $370.1 million for fiscal 2011.

 Moving and Storage

Fiscal 2011 Compared with Fiscal 2010

Listed below are revenues for the major product lines at our Moving and Storage operating segment for fiscal 2011 and fiscal 2010:

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

Property and Casualty Insurance

2011 Compared with 2010

Net premiums were $32.6 million and $30.7 million for the years ended December 31, 2011 and 2010, respectively. A portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The increase corresponded with the increased moving and storage transactions at U-Haul.

Net investment income was $10.0 million and $8.0 million for the years ended December 31, 2011 and 2010, respectively. The increase was due to $1.0 million of gains on assets disposed and higher returns from assets invested in mortgage loans.

Net operating expenses were $13.3 million and $15.8 million for the years ended December 31, 2011 and 2010. The decrease was due to a $1.1 million payment related to an excess workers’ compensation treaty payment in 2010 with no similar expense in 2011 and a $1.2 million decrease in net loss adjusting expense in 2011.

Benefits and losses incurred were $65.7 million and $17.2 million for the years ended December 31, 2011 and 2010, respectively. The increase was primarily due to reserve strengthening on terminated workers’ compensation programs originally written or reinsured between 1983 and 2003. Losses in this line of business increased $53.8 million of which $48.3 million was recognized in the third quarter of fiscal 2012. The Company determined that claims have been developing much more adversely than previously anticipated. A combination of issues including medical inflation, additional treatments, longer claim terms and underestimation of claims costs by third party administrators and reinsurers contributed to these adjustments. These updated assumptions led to the revision in the Company’s loss assumptions for this business.

As a result of the above mentioned changes in revenues and expenses, pretax earnings (loss) from operations were ($36.4) million and $5.6 million for the years ended December 31, 2011 and 2010, respectively.

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

Net operating expenses were $15.8 million and $13.6 million for the years ended December 31, 2010 and 2009, respectively. The increase was due to a $1.1 million payment related to an excess workers’ compensation treaty payment and a $1.1 million increase in underwriting expenses.

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

Life Insurance

2011 Compared with 2010

Net premiums were $277.6 million and $207.0 million for the years ended December 31, 2011 and 2010, respectively.  During 2011 we entered in a coinsurance arrangement for a block of whole life policies resulting in a one-time increase in premiums of $83.5 million due to the transfer of liabilities.  Likewise, 2010 included a $30.8 million increase in premiums related to a coinsurance agreement entered into for a block of final expense whole life policies acquired.  Medicare supplement premiums increased $27.1 million, of which $32.6 million was attributable to the 2010 acquisition of a block of existing policies.  This was offset by policy terminations which exceeded rate increases on existing business.  Other life insurance premiums and annuitizations accounted for a decrease of $9.1 million during the year.

Net investment income was $28.8 million and $20.7 million for the years ended December 31, 2011 and 2010, respectively. The increase was due to an additional $2.9 million in gains on the sale of securities and increased income due to a larger invested asset base.

Net operating expenses were $28.9 million and $29.8 million for the years ended December 31, 2011 and 2010, respectively. An increase in general administrative and commission expense related to current year annuity sales and last year’s Medicare supplement acquisition was offset by a reduction in life insurance commissions.

Benefits and losses incurred were $245.1 million and $173.2 million for the years ended December 31, 2011 and 2010, respectively.  There was a net increase of $52.7 million in Life benefits due to the transfer of liabilities for the coinsurance of new blocks of business during both quarters ending December 31, 2011 and 2010.  Medicare supplement benefits increased $24.1 million.  An increase of $31.1 million was due to the acquisition of last year’s Medicare supplement block of business, which was partially offset by a reduction of $7.0 million in benefits on the existing business.  All other business had a net decrease in benefits of $4.9 million for the year.

Amortization of deferred acquisition costs (“DAC”) and the value of business acquired (“VOBA”) was $13.8 million and $9.5 million for the years ended December 31, 2011 and 2010, respectively.  Approximately $1.2 million of the increase was due to additional annuity DAC amortization resulting from realized capital gains recognized during the year. An additional $1.5 million was from the acquisition of last year’s Medicare supplement and final expense policies. The remaining increase was spread across various life insurance and annuity products.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $20.1 million and $17.4 million for the years ended December 31, 2011 and 2010, respectively.

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

Amortization of deferred acquisition costs DAC and the value of business acquired VOBA was $9.5 million and $7.6 million for the years ended December 31, 2010 and 2009, respectively.

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

At March 31, 2012, cash and cash equivalents totaled $350.1 million, compared with $375.5 million on March 31, 2011. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). As of March 31, 2012 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property and Casualty Insurance (a)	Life Insurance (a)
	(In thousands)

Cash and cash equivalents	$309,228	$15,462	$25,410
Other financial assets	424,654	452,860	779,097
Debt obligations	1,486,211	-	-

(a) As of December 31, 2011

At March 31, 2012, our Moving and Storage segment had cash available under existing credit facilities of $299.9 million as well as $19.1 million of a term loan to be used for new equipment purchases.

A summary of our consolidated cash flows for fiscal 2012, 2011 and 2010 is shown in the table below:

	Years Ended March 31,
	2012	2011	2010
	(In thousands)
Net cash provided by operating activities	$664,605	$572,863	$402,521
Net cash used by investing activities	(576,962)	(380,988)	(117,978)
Net cash used by financing activities	(112,745)	(60,768)	(283,656)
Effects of exchange rate on cash	(294)	271	2,644
Net cash flow	(25,396)	131,378	3,531
Cash at the beginning of the period	375,496	244,118	240,587
Cash at the end of the period	$350,100	$375,496	$244,118

Net cash provided by operating activities increased $91.7 million in fiscal 2012, compared with fiscal 2011 primarily due to improved profitability at the Moving and Storage segment. The improvement at Moving and Storage was primarily due to increased revenues. Operating cash flows from the Life Insurance operating segment increased $31.8 million primarily due to a reinsurance arrangement entered into during fiscal 2012 combined with new premiums.

Net cash used in investing activities increased $196.0 million in fiscal 2012, compared with fiscal 2011.  Purchases of property, plant and equipment, which are reported net of cash from leases, increased $109.4 million. Cash from new leases increased $75.4 million and cash used to purchase new equipment and invest in construction and real estate increased $154.9 million. Cash from the sales of property, plant and equipment decreased $11.5 million. Cash used for investing activities at the insurance companies increased $74.9 million primarily due to the investing of cash generated from operations, including cash from the reinsurance agreement entered into by Oxford.

Net cash used by financing activities increased $52.0 million in fiscal 2012, as compared with fiscal 2011. The redemption of our Preferred stock and the Common stock dividend paid were offset by the net change of $88 million in securitization deposits in fiscal 2012 compared with fiscal 2011. The securitization deposit line represents net inflows or outflows of proceeds received from the initial funding of our fleet securitization loans.  When the loans are initially funded for the full amount of the loan, a portion of the proceeds are set aside as a deposit until such time that we use the funds for the acquisition of equipment.  In fiscal 2011 we had a net increase in these deposits of $46.0 million while in fiscal 2012 we had a net decrease in these deposits of $42.1 million. Net annuity withdrawals at the Life Insurance operating segment have decreased $7.9 million.

 Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily reflected new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2013 the Company will reinvest in its truck and trailer rental fleet approximately $325 million, net of equipment sales and excluding any lease buyouts. For fiscal 2012, the Company invested, net of sales, approximately $338 million before any lease buyouts in its truck and trailer fleet. Fleet investments in fiscal 2013 and beyond will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2013 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. The Company is funding these development projects through construction loans and internally generated funds. For fiscal 2012, the Company invested nearly $102 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2013, the timing of new projects will be dependent upon several factors including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the eMove program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment) were $420.9 million, $300.0 million and $116.6 million for fiscal 2012, 2011 and 2010, respectively. The Company entered into new equipment leases of $120.3 million, $44.9 million and $74.9 million during fiscal 2012, 2011 and 2010, respectively.

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

The Company believes that stockholders equity at the Property and Casualty operating segment remains sufficient following the third quarter reserve strengthening adjustment and we do not believe that its ability to pay ordinary dividends to AMERCO or per state regulations will be restricted.

Stockholder’s equity was $123.8 million, $154.6 million, and $151.7 million at December 31, 2011, 2010, and 2009, respectively. The decrease in 2011 compared with 2010 resulted from net losses of $23.6 million, a dividend distributed to AMERCO of $6.8 million in property and a decrease in other comprehensive income of $0.4 million. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

The Life Insurance operating segment manages its financial assets to meet policyholder and other obligations including investment contract withdrawals. Life Insurance’s net withdrawals for the year ended December 31, 2011 were $14.2 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $215.8 million, $188.7 million, and $173.2 million at December 31, 2011, 2010 and 2009, respectively. The increase in 2011 compared with 2010 resulted from earnings of $13.2 million and an increase in other comprehensive income of $13.9 million. Life Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

 Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Net cash provided by operating activities was $536.9 million, $471.0 million and $367.7 million in fiscal 2012, 2011 and 2010, respectively. The increase in self-moving equipment rental revenues, storage revenues and product and service sales was primarily responsible for the improved operating cash flows.

Property and Casualty Insurance

Net cash provided by operating activities was $4.7 million, $4.3 million, and $3.6 million for the years ended December 31, 2011, 2010, and 2009, respectively. The increase was primarily due to the collection of reinsurance receivables.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolios amounted to $44.1 million, $76.2 million, and $106.3 million at December 31, 2011, 2010, and 2009, respectively. This balance reflects funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities was $128.6 million, $98.1 million and $31.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. An increase of $28.3 million was due to additional cash received in the year ended December 31, 2011 from the coinsurance of a new block of life insurance business compared to the net cash received in the period ended December 31, 2010 for the assumption of a Medicare block of business and coinsurance of a block of final expense life insurance policies. Offsetting this was reduced sales of single premium life insurance policies.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio. At December 31, 2011, 2010 and 2009, cash and cash equivalents and short-term investments amounted to $54.1 million, $53.6 million and $57.5 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment operating leases. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management feels it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. At March 31, 2012, we had cash availability under existing credit facilities of $299.9 million as well as $19.1 million from a term loan to be used for new equipment purchases. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 9, Borrowings of the Notes to Consolidated Financial Statements.

Fair Value of Financial Instruments

Assets and liabilities are recorded at fair value on the consolidated balance sheets and are measured and classified based upon a three tiered approach to valuation. ASC 820 requires that financial assets and liabilities recorded at fair value be classified and disclosed in a Level 1, Level 2 or Level 3 category. For more information, please see Note 17, Fair Value Measurements of the Notes to Consolidated Financial Statements.

The available-for-sale securities held by the Company are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. At March 31, 2012, we had $1.2 million of available-for-sale assets classified in Level 3.

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

 Disclosures about Contractual Obligations and Commercial Commitments

The following table provides contractual commitments and contingencies as of March 31, 2012:

		Payment due by Period (as of March 31, 2012)
Contractual Obligations	Total	Prior to 03/31/13	04/01/13 03/31/15	04/01/15 03/31/17	April 1, 2017 and Thereafter
	(In thousands)
Notes, loans and leases payable - Principal	$1,467,611	$184,040	$268,834	$747,121	$267,616
Notes, loans and leases payable - Interest	194,248	56,147	95,150	35,262	7,689
Revolving credit agreements - Principal	23,920	-	23,920	-	-
Revolving credit agreements - Interest	490	420	70	-	-
Operating leases	470,731	147,001	196,853	96,999	29,878
Property and casualty obligations (a)	158,463	15,186	19,834	15,316	108,127
Life, health and annuity obligations (b)	2,632,979	186,011	327,450	274,116	1,845,402
Self insurance accruals (c)	380,140	109,865	165,462	73,062	31,751
Post retirement benefit liability	9,627	503	1,258	1,679	6,187
Total contractual obligations	$5,338,209	$699,173	$1,098,831	$1,243,555	$2,296,650

(a) These estimated obligations for unpaid losses and loss adjustment expenses include case reserves for reported claims and IBNR claims estimates and are net of expected reinsurance recoveries. The ultimate amount to settle both the case reserves and IBNR is an estimate based upon historical experience and current trends and such estimates could materially differ from actual results. The assumptions do not include future premiums. Due to the significant assumptions employed in this model, the amounts shown could materially differ from actual results.

(b) These estimated obligations are based on mortality, morbidity, withdrawal and lapse assumptions drawn from our historical experience and adjusted for any known trends. These obligations include expected interest crediting but no amounts for future annuity deposits or premiums for life and Medicare supplement policies.  The cash flows shown are undiscounted for interest and as a result total outflows for all years shown significantly exceed the corresponding liabilities of $623.8 million included in our consolidated balance sheet as of March 31, 2012. Life Insurance expects to fully fund these obligations from their invested asset portfolio. Due to the significant assumptions employed in this model, the amounts shown could materially differ from actual results.

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

ASC 740 - Income Taxes liabilities and interest of $15.8 million is not included above due to uncertainty surrounding ultimate settlements, if any.

 Off Balance Sheet Arrangements

The Company uses off-balance sheet arrangements in situations where management believes that the economics and sound business principles warrant their use.

AMERCO utilizes operating leases for certain rental equipment and facilities with terms expiring substantially through 2018. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, AMERCO has guaranteed $145.3 million of residual values at March 31, 2012 for these assets at the end of their respective lease terms. AMERCO has been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of AMERCO’s minimum lease payments and residual value guarantees were $391.1 million at March 31, 2012.

Historically, AMERCO has used off-balance sheet arrangements in connection with the expansion of our self-storage business. For more information please see Note 21, Related Party Transactions of the Notes to Consolidated Financial Statements. These arrangements were primarily used when the Company’s overall borrowing structure was more limited. The Company does not face similar limitations currently and off-balance sheet arrangements have not been utilized in our self-storage expansion in recent years. In the future, we will continue to identify and consider off-balance sheet opportunities to the extent such arrangements would be economically advantageous to us and our stockholders.

WE currently manage the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini Storage Realty, L.P. (“Private Mini”) pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $22.5 million, $22.0 million and $22.6 million from the above mentioned entities during fiscal 2012, 2011 and 2010, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Mark V. Shoen, a significant shareholder of AMERCO. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $2.4 million, $2.5 million and $2.5 million in fiscal 2012, 2011 and 2010, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased by us.

At March 31, 2012, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by us based on equipment rental revenues. We paid the above mentioned entities $41.7 million, $37.3 million and $34.7 million in commissions pursuant to such dealership contracts during fiscal 2012, 2011 and 2010, respectively.

During fiscal 2012, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater. The Company does not have an equity ownership interest in SAC Holdings. We recorded interest income of $19.4 million, $19.2 million and $18.9 million and received cash interest payments of $17.8 million, $15.8 million and $13.9 million from SAC Holdings during fiscal 2012, 2011 and 2010, respectively. The largest aggregate amount of notes receivable outstanding during fiscal 2012 was $196.2 million and the aggregate notes receivable balance at March 31, 2012 was $195.4 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturities of these notes are between 2019 and 2024. Due to the repayments in April 2012 and May 2012 the total notes receivable balance decreased by $113.5 million.

These agreements along with notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $45.3 million, expenses of $2.4 million and cash flows of $41.8 million during fiscal 2012. Revenues and commission expenses related to the Dealer Agreements were $194.1 million and $41.7 million, respectively during fiscal 2012.

In April 2012, we received $52.2 million from SAC Holding Corporation as full repayment of principal and accrued interest for one of its junior notes. Also in April 2012 and May 2012, we received $46.0 million and $20.4 million, respectively from SAC Holding II Corporation as partial repayment on its junior note.

Fiscal 2013 Outlook

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

We have added new storage locations and expanded at existing locations. In fiscal 2013, we are looking to continue to acquire new locations, complete current projects and increase occupancy in our existing portfolio of locations. New projects and acquisitions will be considered and pursued if they fit our long-term plans and meet our financial objectives. In the current environment we have focused fewer resources on new construction than in recent history. We will continue to invest capital and resources in the U-BoxTM storage container program throughout fiscal 2013.

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

Quarterly Results (unaudited)

The quarterly results shown below are derived from unaudited financial statements for the eight quarters beginning April 1, 2010 and ending March 31, 2012. We believe that all necessary adjustments have been included in the amounts stated below to present fairly, and in accordance with GAAP, such results. Moving and Storage operations are seasonal and proportionally more of the Company’s revenues and net earnings from its Moving and Storage operations are generated in the first and second quarters of each fiscal year (April through September). The operating results for the periods presented are not necessarily indicative of results for any future period.

	Quarter Ended
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
	(In thousands, except for share and per share data)
Total revenues	$523,440	$633,089	$703,181	$642,965
Earnings from operations	58,338	24,873	184,433	148,363
Net earnings	25,405	728	101,011	78,223
Earnings available to common shareholders	25,405	728	101,175	69,238
Basic and diluted earings per common share	$1.29	$0.04	$5.20	$3.56
Weighted average common shares outstanding: basic and diluted	19,492,159	19,481,614	19,470,948	19,460,126

	Quarter Ended
	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
	(In thousands, except for share and per share data)
Total revenues	$488,370	$529,982	$636,976	$585,947
Earnings from operations	40,188	51,277	158,121	128,109
Net earnings	13,246	18,608	85,219	66,502
Earnings available to common shareholders	10,163	15,529	81,978	63,315
Basic and diluted earings per common share	$0.52	$0.80	$4.22	$3.26
Weighted average common shares outstanding: basic and diluted	19,449,243	19,439,622	19,427,595	19,414,815

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and currency exchange rates. To mitigate these risks, we may utilize derivative financial instruments, among other strategies. We do not use derivative financial instruments for speculative purposes.

 Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease.  We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations.

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(In thousands)
$22,560	(a),(b)	$(91)	5/10/2006	4/10/2012	5.06%	1 Month LIBOR
51,949	(a),(b)	(1,058)	10/10/2006	10/10/2012	5.57%	1 Month LIBOR
17,821	(a)	(1,102)	7/10/2006	7/10/2013	5.67%	1 Month LIBOR
244,165	(a)	(48,925)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
11,600	(a)	(946)	2/12/2007	2/10/2014	5.24%	1 Month LIBOR
7,795	(a)	(615)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
7,800	(a)	(576)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
9,100	(a),(b)	(727)	8/15/2008	6/15/2015	3.62%	1 Month LIBOR
9,342	(a)	(800)	8/29/2008	7/10/2015	4.04%	1 Month LIBOR
14,090	(a)	(1,369)	9/30/2008	9/10/2015	4.16%	1 Month LIBOR
7,688	(a),(b)	(348)	3/30/2009	3/30/2016	2.24%	1 Month LIBOR
10,500	(a),(b)	(392)	8/15/2010	7/15/2017	2.15%	1 Month LIBOR
22,188	(a),(b)	(948)	6/1/2011	6/1/2018	2.38%	1 Month LIBOR
44,167	(a),(b)	(1,035)	8/15/2011	8/15/2018	1.86%	1 Month LIBOR
18,000	(a),(b)	(334)	9/12/2011	9/10/2018	1.75%	1 Month LIBOR
15,099	(a),(c)	(47)	3/28/2012	3/28/2019	1.42%	1 Month LIBOR

(a) interest rate swap agreement
(b) forward swap
(c) operating lease

As of March 31, 2012, we had $538.6 million of variable rate debt obligations and $15.1 million of a variable rate operating lease. If the London Inter-Bank Offer Rate were to increase 100 basis points, the increase in interest expense on the variable rate debt and a variable rate operating lease would decrease future earnings and cash flows by $0.4 million annually (after consideration of the effect of the above derivative contracts).

Additionally, our insurance subsidiaries’ fixed income investment portfolios expose us to interest rate risk. This interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. As part of our insurance companies’ asset and liability management, actuaries estimate the cash flow patterns of our existing liabilities to determine their duration. These outcomes are compared to the characteristics of the assets that are currently supporting these liabilities assisting management in determining an asset allocation strategy for future investments that management believes will mitigate the overall effect of interest rates.

 Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.9%, 5.8% and 5.7% of our revenue was generated in Canada in fiscal 2012, 2011 and 2010, respectively. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.   Controls and Procedures

Attached as exhibits to this Annual Report are certifications of our Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), which are required in accordance with Rule 13a-14 of the Exchange Act. This "Controls and Procedures" section includes information concerning the controls and procedures evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented in the section Evaluation of Disclosure Controls and Procedures.

Following this discussion is the report of BDO USA, LLP, our independent registered public accounting firm, regarding its audit of AMERCO’s internal control over financial reporting as set forth below in this section. This section should be read in conjunction with the certifications of our CEO and CAO and the BDO USA, LLP report for a more complete understanding of the topics presented.

 Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the CEO and CAO, conducted an evaluation of the effectiveness of the design and operation of the Company’s "disclosure controls and procedures" (as such term is defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (“Disclosure Controls”) as of the end of the period covered by this Annual Report. Our Disclosure Controls are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CAO, as appropriate to allow timely decisions regarding required disclosure. Based upon the controls evaluation, our CEO and CAO have concluded that as of the end of the period covered by this Annual Report, our Disclosure Controls were effective related to the above stated design purposes.

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

Management assessed our internal control over financial reporting as of March 31, 2012, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by our Internal Audit organization and our Finance organization.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year 2012. We reviewed the results of management's assessment with the Audit Committee of our Board.

Our independent registered public accounting firm, BDO USA, LLP, has audited the Company's internal control over financial reporting and has issued their report, which is included on the following page.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
AMERCO
Reno, Nevada

We have audited AMERCO and consolidated subsidiaries’ (the “Company”) internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2012 and our report dated June 6, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Phoenix, Arizona
June 6, 2012

Item 9B.   Other Information

Not applicable.
 PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required to be disclosed under this Item 10 is incorporated herein by reference to AMERCO’s definitive proxy statement, in connection with its annual meeting of stockholders (the “Proxy Statement”), which will be filed with the SEC within 120 days after the close of the 2012 fiscal year.

The Company has adopted a Code of Ethics that applies to all directors, officers and employees of the Company, including the Company’s principal executive officer and principal accounting officer. A copy of our Code of Ethics is posted on AMERCO’s web site at amerco.com/governance.aspx.  We intend to satisfy the disclosure requirements of Current Report on Form 8-K regarding any amendment to, or waiver from, a provision of our Code of Ethics by posting such information on the Company’s website, at the web address and location specified above, unless otherwise required to file a Current Report on Form 8-K by NASDAQ rules and regulations.

Item 11.   Executive Compensation

The information required to be disclosed under this Item 11 is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days after the close of the 2012 fiscal year.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed under this Item 12 is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days after the close of the 2012 fiscal year.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed under this Item 13 is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days after the close of the 2012 fiscal year.

Item 14.   Principal Accounting Fees and Services

The information required to be disclosed under this Item 14 is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days after the close of the 2012 fiscal year.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

The following documents are filed as part of this Report:

All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

Exhibits:

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Registration Statement on form S-4 filed March 30, 2004, file no. 1-11255
3.2	Restated Bylaws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on September 10, 2010, file no. 1-11255
4.1	Termination of Rights Agreement, dated as of March 5, 2008	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on March 11, 2008, file no. 1-11255
4.2	U-Haul Investors Club Base Indenture, dated February 12, 2011 by and between AMERCO and U. S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on February 22, 2011, file no. 1-11255
4.3	First Supplemental Indenture, dated February 17, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on February 22, 2011, file no. 1-11255
4.4	Second Supplemental Indenture, dated February 17, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on February 22, 2011, file no. 1-11255
4.5	Third Supplemental Indenture, dated March 1, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on March 4, 2011, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
4.6	Fourth Supplemental Indenture, dated March 15, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on March 22, 2011, file no. 1-11255
4.7	Fifth Supplemental Indenture, dated March 15, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on March 22, 2011, file no. 1-11255
4.8	Sixth Supplemental Indenture, dated March 29, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on April 1, 2011, file no. 1-11255
4.9	Seventh Supplemental Indenture, dated March 29, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on April 1, 2011, file no. 1-11255
4.10	Ninth Supplemental Indenture, dated April 19, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on April 22, 2011, file no. 1-11255
4.11	Tenth Supplemental Indenture, dated June 7, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on June 23, 2011, file no. 1-11255
4.12	Eleventh Supplemental Indenture dated June 7, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 31, 2011, file no. 1-11255
4.13	Twelfth Supplemental Indenture dated June 14, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on June 23, 2011, file no. 1-11255
4.14	Thirteenth Supplemental Indenture dated June 28, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on July 20, 2011, file no. 1-11255
4.15	Fourteenth Supplemental Indenture dated July 20, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on August 17, 2011, file no. 1-11255
4.16	Fifteenth Supplemental Indenture dated July 27, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on August 17, 2011, file no. 1-11255
4.17	Sixteenth Supplemental Indenture dated August 31, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 28, 2011, file no. 1-11255
4.18	Seventeenth Supplemental Indenture dated November 8, 2011 by and between AMERCO and U. S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on January 18, 2012, file no. 1-11255
4.19	Eighteenth Supplemental Indenture dated January 7, 2012 by and between AMERCO and U. S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on March 26, 2012, file no. 1-11255
4.20	Nineteenth Supplemental Indenture dated May 14, 2012 by and between AMERCO and U. S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 14, 2012, file no. 1-11255
4.21	Eighth Supplemental Indenture, dated April 12, 2011, by and between AMERCO and U.S. Bank National Association	Filed herewith

Exhibit Number	Description	Page or Method of Filing
5.1	Opinion of Jennifer M. Settles, Secretary of AMERCO	Filed herewith
10.1
SAC Participation and Subordination Agreement, dated as of March 15, 2004 among SAC Holding Corporation, SAC Holding II Corporation, AMERCO, U-Haul International, Inc., and Law Debenture Trust Company of New York
Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on March 26, 2004, file no. 1-11255
10.2	U-Haul Dealership Contract	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year end March 31, 1993, file no. 1-11255
10.3	Share Repurchase and Registration Rights Agreement with Paul F. Shoen	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1993, file no. 1-11255
10.4	ESOP Loan Credit Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.5	ESOP Loan Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.6	Trust Agreement for the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.7	Amended Indemnification Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.8	Indemnification Trust Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.9	Management Agreement between Four SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1997, file no. 1-11255
10.10	Management Agreement between Five SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1999, file no. 1-11255
10.11	Management Agreement between Nineteen SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.12	Amended and Restated Promissory Note between SAC Holding Corporation and U-Haul International, Inc. (in an aggregate principal amount up to $47,500,000)	Incorporated by reference to AMERCO’s Form S-4 Registration Statement filed on March 30, 2004, no. 333-114042
10.13	Amended and Restated Promissory Note between SAC Holding Corporation and U-Haul International, Inc. (in an aggregate principal amount up to $76,000,000)	Incorporated by reference to AMERCO’s Form S-4 Registration Statement filed on March 30, 2004, no. 333-114042
10.14	Property Management Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2004, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
10.15	Property Management Agreements among Three-A through Three-D SAC Self-Storage Limited Partnership and the subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.16	U-Haul Dealership Contract between U-Haul Leasing & Sales Co., and U-Haul Moving Partners, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.17	Property Management Agreement between Mercury Partners, LP, Mercury 99, LLC and U-Haul Self-Storage Management (WPC), Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.18	Property Management Agreement between Three-SAC Self-Storage Corporation and U-Haul Co. (Canada), Ltd.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.19	Property Management Agreement among subsidiaries of U-Haul International and Galaxy Storage Two, L.P.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, file no. 1-11255
10.20	Merrill Lynch Commitment Letter (re first mortgage loan)	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 13, 2005, file no. 1-11255
10.21	Morgan Stanley Commitment Letter	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 13, 2005, file no. 1-11255
10.22	Merrill Lynch Commitment Letter (re loan to Amerco Real Estate Company)	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 13, 2005, file no. 1-11255
10.23
Amended and Restated Credit Agreement, dated June 8, 2005, among Amerco Real Estate Company, Amerco Real Estate Company of Texas, Inc., Amerco Real Estate Company of Alabama Inc., U-Haul Co. of Florida, Inc., U-Haul International, Inc. and Merrill Lynch Commercial Finance Corp.
Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.24
Security Agreement dated June 8, 2005, by Amerco Real Estate Company, Amerco Real Estate Company of Texas, Inc., Amerco Real Estate Company of Alabama, Inc., U-Haul Co. of Florida, Inc., U-Haul International, Inc. and the Marketing Grantors named therein in favor of Merrill Lynch Commercial Finance Corp.
Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.25	Guarantee, dated June 8, 2005, by U-Haul International, Inc. in favor of Merrill Lynch Commercial Finance Corp.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.26
Promissory Note, dated June 8, 2005 by Amerco Real Estate Company, Amerco Real Estate Company of Texas, Inc., Amerco Real Estate Company of Alabama, Inc., U-Haul Co. of Florida, Inc. and U-Haul International, Inc.
Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
10.27	Form of Mortgage, Security Agreement, Assignment of Rents and Fixture Filing, dated June 8, 2005 in favor of Morgan Stanley Mortgage Capital Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.28	Form of Promissory Note, dated June 8, 2005, in favor of Morgan Stanley Mortgage Capital Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.29	Form of Mortgage, Security Agreement, Assignment of Rents and Fixture Filing, dated June 8, 2005, in favor of Merrill Lynch Mortgage Lending, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.30	Form of Promissory Note, dated June 8, 2005, in favor of Merrill Lynch Mortgage Lending, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.31	Property Management Agreement between Subsidiaries of U-Haul and Five SAC RW MS, LLC., dated August 17, 2005.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, file no. 1-11255
10.32	Credit agreement, dated November 10, 2005, among U-Haul Leasing & Sales Co., U-Haul Company of Arizona and U-Haul International, Inc. and Merrill Lynch Commercial Finance Corporation.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed November 17, 2005, file no. 1-11255
10.33	Property Management Agreement between Subsidiaries of U-Haul and Five SAC 905, LLC., dated September 23, 2005.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, file no. 1-11255
10.34	Property Management Agreements between Subsidiaries of U-Haul and subsidiaries of PM Partners, LP, dated June 25, 2005.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.35	Promissory note, dated December 1, 2005, by Private Mini Storage Realty, LP in favor of AMERCO.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.36	Promissory note dated December 1, 2005 by PMSI Investments, LP in favor of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.37	Property Management Agreements between Subsidiaries of U-Haul and subsidiaries of PM Preferred Properties, LP., dated June 25, 2005	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.38	Credit Agreement executed June 7, 2006, among U-Haul Leasing & Sales Co., U-Haul Co. of Arizona and U-Haul International, Inc. and BTMU Capital Corporation.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.39	Security and Collateral Agreement executed June 7, 2006, by U-Haul International, Inc., U-Haul Leasing and Sales Co., U-Haul Co. of Arizona, BTMU Capital Corporation, and Orange Truck Trust 2006	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.40	Guarantee executed June 7, 2006, made by U-Haul International, Inc. and AMERCO in favor of BTMU Capital Corp. and Orange Truck Trust 2006.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
10.41
First Amendment to Security Agreement (New Truck Term Loan Facility) executed June 7, 2006, among U-Haul Leasing and Sales Co., U-Haul Co. of Arizona, and U-Haul International, Inc., in favor of Merrill Lynch Commercial Finance Corp.
Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.42	Credit Agreement dated June 6, 2006, among U-Haul Leasing and Sales Co., U-Haul Co. of Arizona, and U-Haul International, Inc., and HVB	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.43	Security Agreement dated June 6, 2006, among U-Haul Leasing and Sales Co., U-Haul Co. of Arizona, and U-Haul International, Inc. in favor of HVB	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.44	Guarantee dated June 6, 2006, made by U-Haul International, Inc. in favor of HVB	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.45	Stockholder Agreement dated June 30, 2006 between Edward J. Shoen, James P. Shoen, Mark V. Shoen, Rosmarie T. Donovan, as Trustee, and Southwest Fiduciary, Inc., as Trustee	Incorporated by reference to Exhibit 99.2, filed with the Schedule 13-D, filed on July 13, 2006, file number 5-39669
10.46
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
Incorporated by reference to AMERCO’s Current Report on Form 8-K filed August 23, 2006, file no. 1-11255
10.47	Stockholder Agreement dated March 9, 2007 between Edward J. Shoen, James P. Shoen, Mark V. Shoen, Rosmarie T. Donovan, as Trustee, and Adagio Trust Company, as Trustee	Incorporated by reference to Exhibit 99.2, filed with the Schedule 13-D, filed on March 9, 2007, file number 5-39669
10.48
Amended and Restated Credit Agreement, dated as of March 12, 2007, to the Credit Agreement, dated as of June 28, 2005, among U-Haul Leasing & Sales Co., U-Haul Company of Arizona and U-Haul International, Inc. and Merrill Lynch Commercial Finance Corporation.
Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2007, file no. 1-11255
10.49
Amended and Restated Security Agreement, dated as of March 12, 2007, to the Security Agreement, dated June 28, 2005, among U-Haul Leasing & Sales Co., U-Haul Company of Arizona and U-Haul International, Inc. in favor of Merrill Lynch Commercial Finance Corporation.
Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2007, file no. 1-11255
10.50	2007-1 BOX TRUCK BASE INDENTURE, dated as of June 1, 2007, among U-HAUL S FLEET, LLC, 2007 TM-1, LLC, 2007 DC-1, LLC, and 2007 EL-1, LLC and U.S. BANK NATIONAL ASSOCIATION.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2007, file no. 1-11255
10.51	SCHEDULE I TO 2007-1 BOX TRUCK BASE INDENTURE, dated as of June 1, 2007.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2007, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
10.52
SERIES 2007-1 SUPPLEMENT, dated as of June 1, 2007, among U-HAUL S FLEET, LLC, 2007 TM-1, LLC, 2007 DC-1, LLC, and 2007 EL-1, LLC, and U.S. BANK NATIONAL ASSOCIATION, to the 2007-1 Box Truck Base Indenture.
Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2007, file no. 1-11255
10.53	Amended and Restated Property Management Agreement among Six-A SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.54	Amended and Restated Property Management Agreement among Six-B SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.55	Amended and Restated Property Management Agreement among Six-C SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.56	Amended and Restated Property Management Agreement among Eight SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.57	Amended and Restated Property Management Agreement among Nine SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.58	Amended and Restated Property Management Agreement among Ten SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.59	Amended and Restated Property Management Agreement among Eleven SAC Self-Storage Corporation and Eleven SAC Self-Storage Odenton, Inc. and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.60	Amended and Restated Property Management Agreement among Twelve SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.61	Amended and Restated Property Management Agreement among Thirteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.62	Amended and Restated Property Management Agreement among Fourteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.63	Amended and Restated Property Management Agreement among Fifteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
10.64	Amended and Restated Property Management Agreement among Sixteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.65	Amended and Restated Property Management Agreement among Seventeen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.66	Promissory Note. SAC Holding Corporation, a Nevada corporation ("Borrower"), pay to U-Haul International, Inc., a Nevada corporation	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.67
Omnibus Termination and Release (Aged Truck Revolving Loan Facility), dated February 8, 2008 among U-Haul Leasing & Sales Co., U-Haul Co. of Arizona and U-Haul International, Inc. and Merrill Lynch Commercial Finance Corporation
Incorporated by reference to AMERCO’s Current Report on Form 8-K filed February 13, 2008, file no. 1-11255
10.68	Stockholder Agreement dated January 1, 2009 between Edward J. Shoen, James P. Shoen, Mark V. Shoen, Rosmarie T. Donovan, as Trustee, and Dunham Trust Company, as Trustee	Incorporated by reference to Exhibit 99.2, filed with the Schedule 13-D, filed on June 26, 2009, file number 5-39669
10.69
2010-1 BOX TRUCK BASE INDENTURE, dated as of October 1, 2010, among 2010 U-HAUL S FLEET, LLC, 2010 TM-1, LLC, 2010 DC-1, LLC, and 2010 TT-1, LLC, and U.S. BANK NATIONAL ASSOCIATION, a national banking association, as trustee.
Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, file number 1-11255
10.70	Schedule I to 2010-1 Base Indenture – Definitions List	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, file number 1-11255
10.71
SERIES 2010-1 SUPPLEMENT, dated as of October 1, 2010, among 2010 U-HAUL S FLEET, LLC, 2010 TM-1, LLC, 2010 DC-1, LLC, and 2010 TT-1, LLC, and U.S. BANK NATIONAL ASSOCIATION, a national banking association, as trustee.
Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, file number 1-11255
10.72	Pledge and Security Agreement, dated February 17, 2011, by and among AMERCO, U-Haul Leasing and Sales Co. and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on February 22, 2011, file no. 1-11255
10.73	Pledge and Security Agreement, dated February 17, 2011, by and among AMERCO, U-Haul Leasing and Sales Co. and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on February 22, 2011, file no. 1-11255
10.74	Amended and Restated AMERCO Employee Savings and Profit and Sharing Plan*	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2011, file no. 1-11255
10.75	Amended and Restated AMERCO Employee Stock Ownership Plan*	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2011, file no. 1-11255
10.76	Credit Agreement, dated April 29, 2011, among Amerco Real Estate Company, U-Haul Company of Florida and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2011, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
10.77	Amended and Restated Property Management Agreement among Eighteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Filed herewith
10.78	Amended and Restated Property Management Agreement among Twenty SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Filed herewith
10.79	Amended and Restated Property Management Agreement among Twenty-One SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Filed herewith
10.80	Amended and Restated Property Management Agreement among Twenty-Two SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Filed herewith
10.81	Amended and Restated Property Management Agreement among Twenty-Three SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Filed herewith
10.82	Amended and Restated Property Management Agreement among Twenty-Four SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Filed herewith
10.83	Amended and Restated Property Management Agreement among Twenty-Five SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Filed herewith
10.84	Amended and Restated Property Management Agreement among Twenty-Six SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Filed herewith
10.85	Amended and Restated Property Management Agreement among Twenty-Seven SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Filed herewith
10.86	Amended and Restated Credit Agreement, dated March 15, 2012, among Amerco Real Estate Company, U-Haul Co. of Florida and J.P. Morgan Chase Bank, N.A.	Filed herewith
10.87	U-Haul Dealership Contract Addendum	Filed herewith
14	Code of Ethics	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 5, 2004, file no. 1-11255
21	Subsidiaries of AMERCO	Filed herewith
23.1	Consent of BDO USA, LLP	Filed herewith
23.2	Consent of Jennifer M. Settles, Secretary of AMERCO (Included in Exhibit 5.1)	Filed herewith
24	Power of Attorney	Refer to signature page

Exhibit Number	Description	Page or Method of Filing
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Principal Financial Officer and Chief Accounting Officer of AMERCO	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Principal Financial Officer and Chief Accounting Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Furnished herewith

* Indicates compensatory plan arrangement.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
AMERCO
Reno, Nevada

We have audited the accompanying consolidated balance sheets of AMERCO and consolidated subsidiaries (the “Company”) as of March 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2012. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index.  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 6, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Phoenix, Arizona

June 6, 2012

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2012	2011
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$350,100	$375,496
Reinsurance recoverables and trade receivables, net	297,974	220,650
Inventories, net	58,735	59,942
Prepaid expenses	41,858	57,624
Investments, fixed maturities and marketable equities	766,792	659,809
Investments, other	265,631	201,868
Deferred policy acquisition costs, net	63,914	52,870
Other assets	120,525	166,633
Related party assets	316,157	301,968
	2,281,686	2,096,860
Property, plant and equipment, at cost:
Land	281,140	239,177
Buildings and improvements	1,087,119	1,024,669
Furniture and equipment	308,120	310,671
Rental trailers and other rental equipment	255,010	249,700
Rental trucks	1,856,433	1,611,763
	3,787,822	3,435,980
Less: Accumulated depreciation	(1,415,457)	(1,341,407)
Total property, plant and equipment	2,372,365	2,094,573
Total assets	$4,654,051	$4,191,433
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$335,326	$304,006
Notes, loans and leases payable	1,486,211	1,397,842
Policy benefits and losses, claims and loss expenses payable	1,145,943	934,234
Liabilities from investment contracts	240,961	255,134
Other policyholders' funds and liabilities	7,273	8,731
Deferred income	31,525	27,209
Deferred income taxes	370,992	271,257
Total liabilities	3,618,231	3,198,413

Commitments and contingencies (notes 9, 18, 19, 20 and 21)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 and 5,791,700 shares issued and none and 5,791,700 outstanding as of March 31, 2012 and 2011	-	-
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of March 31, 2012 and 2011	-	-
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of March 31, 2012 and 2011	-	-
Common stock of $0.25 par value, 150,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of March 31, 2012 and 2011	10,497	10,497
Additional paid-in capital	433,743	425,212
Accumulated other comprehensive loss	(45,436)	(46,467)
Retained earnings	1,317,064	1,140,002
Cost of common shares in treasury, net (22,377,912 shares as of March 31, 2012 and 2011)	(525,653)	(525,653)
Cost of preferred shares in treasury, net (6,100,000 and 308,300 shares as of March 31, 2012 and 2011)	(151,997)	(7,189)
Unearned employee stock ownership plan shares	(2,398)	(3,382)
Total stockholders' equity	1,035,820	993,020
Total liabilities and stockholders' equity	$4,654,051	$4,191,433

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2012	2011	2010
	(In thousands, except share and per share data)
Revenues:
Self-moving equipment rentals	$1,678,256	$1,547,015	$1,419,726
Self-storage revenues	134,376	120,698	110,369
Self-moving and self-storage products and service sales	213,854	205,570	198,785
Property management fees	23,266	22,132	21,632
Life insurance premiums	277,562	206,992	134,345
Property and casualty insurance premiums	32,631	30,704	27,625
Net investment and interest income	64,200	52,661	49,989
Other revenue	78,530	55,503	39,534
Total revenues	2,502,675	2,241,275	2,002,005

Costs and expenses:
Operating expenses	1,093,190	1,026,577	1,022,061
Commission expenses	212,190	190,981	169,104
Cost of sales	116,542	106,024	104,049
Benefits and losses	310,839	190,429	121,105
Amortization of deferred policy acquisition costs	13,791	9,494	7,569
Lease expense	131,215	150,809	156,951
Depreciation, net of (gains) losses on disposals of (($20,888), ($23,058) and ($1,960), respectively)	208,901	189,266	227,629
Total costs and expenses	2,086,668	1,863,580	1,808,468

Earnings from operations	416,007	377,695	193,537
Interest expense	(90,371)	(88,381)	(93,347)
Pretax earnings	325,636	289,314	100,190
Income tax expense	(120,269)	(105,739)	(34,567)
Net earnings	205,367	183,575	65,623
Less: Excess of redemption value over carrying value of preferred shares redeemed	(5,908)	(178)	388
Less: Preferred stock dividends	(2,913)	(12,412)	(12,856)
Earnings available to common shareholders	$196,546	$170,985	$53,155
Basic and diluted earnings per common share	$10.09	$8.80	$2.74
Weighted average common shares outstanding: Basic and diluted	19,476,187	19,432,781	19,386,791

Related party revenues for fiscal 2012, 2011 and 2010, net of eliminations, were $48.1 million, $46.7 million and $45.9 million, respectively.

Related party costs and expenses for fiscal 2012, 2011 and 2010, net of eliminations, were $44.1 million, $39.7 million and $37.2 million, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Fiscal Year Ended March 31, 2012	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings	$325,636	$(120,269)	$205,367
Other comprehensive income:
Foreign currency translation	(2,854)	-	(2,854)
Unrealized gain on investments	15,094	(5,089)	10,005
Change in fair value of cash flow hedges	(9,179)	3,488	(5,691)
Postretirement benefit obligation loss	(692)	263	(429)
Total comprehensive income	$328,005	$(121,607)	$206,398

Fiscal Year Ended March 31, 2011	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings	$289,314	$(105,739)	$183,575
Other comprehensive income:
Foreign currency translation	3,114	-	3,114
Unrealized gain on investments	7,468	(2,538)	4,930
Change in fair value of cash flow hedges	2,411	(916)	1,495
Postretirement benefit obligation gain	324	(123)	201
Total comprehensive income	$302,631	$(109,316)	$193,315

Fiscal Year Ended March 31, 2010	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings	$100,190	$(34,567)	$65,623
Other comprehensive income:
Foreign currency translation	14,471	-	14,471
Unrealized gain on investments	20,546	(7,292)	13,254
Change in fair value of cash flow hedges	23,352	(8,874)	14,478
Postretirement benefit obligation loss	(661)	251	(410)
Total comprehensive income	$157,898	$(50,482)	$107,416

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Description	Common Stock, $0.25 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Less: Unearned Employee Stock Ownership Plan Shares	Total Stockholders' Equity
	(In thousands)
Balance as of March 31, 2009	$10,497	$420,588	$(98,000)	$915,862	$(525,653)	-	$(5,665)	$717,629
Increase in market value of released ESOP shares	-	1,336	-	-	-	-	-	1,336
Release of unearned ESOP shares	-	-	-	-	-	-	1,111	1,111
Foreign currency translation	-	-	14,471	-	-	-	-	14,471
Unrealized gain on investments, net of tax	-	-	13,254	-	-	-	-	13,254
Fair market value of cash flow hedges, net of tax	-	-	14,478	-	-	-	-	14,478
Adjustment to post retirement benefit obligation	-	-	(410)	-	-	-	-	(410)
Net earnings	-	-	-	65,623	-	-	-	65,623
Less: Excess of redemption value over carrying value of preferred shares redeemed	-	-	-	388	-	-	-	388
Preferred stock dividends: Series A ($2.13 per share for fiscal 2010)	-	-	-	(12,856)	-	-	-	(12,856)
Redemption of preferred shares	-	-	-	-	-	(2,185)	-	(2,185)
Contribution to related party	-	72	-	-	-	-	-	72
Net activity	-	1,408	41,793	53,155	-	(2,185)	1,111	95,282
Balance as of March 31, 2010	$10,497	$421,996	$(56,207)	$969,017	$(525,653)	(2,185)	$(4,554)	$812,911
Increase in market value of released ESOP shares	-	3,038	-	-	-	-	-	3,038
Release of unearned ESOP shares	-	-	-	-	-	-	1,172	1,172
Foreign currency translation	-	-	3,114	-	-	-	-	3,114
Unrealized gain on investments, net of tax	-	-	4,930	-	-	-	-	4,930
Fair market value of cash flow hedges, net of tax	-	-	1,495	-	-	-	-	1,495
Adjustment to post retirement benefit obligation	-	-	201	-	-	-	-	201
Net earnings	-	-	-	183,575	-	-	-	183,575
Less: Excess of redemption value over carrying value of preferred shares redeemed	-	-	-	(178)	-	-	-	(178)
Preferred stock dividends: Series A ($2.13 per share for fiscal 2011)	-	-	-	(12,412)	-	-	-	(12,412)
Redemption of preferred shares	-	-	-	-	-	(5,004)	-	(5,004)
Contribution to related party	-	178	-	-	-	-	-	178
Net activity	-	3,216	9,740	170,985	-	(5,004)	1,172	180,109
Balance as of March 31, 2011	$10,497	$425,212	$(46,467)	$1,140,002	$(525,653)	(7,189)	$(3,382)	$993,020
Increase in market value of released ESOP shares	-	3,141	-	-	-	-	-	3,141
Release of unearned ESOP shares	-	-	-	-	-	-	984	984
Foreign currency translation	-	-	(2,854)	-	-	-	-	(2,854)
Unrealized gain on investments, net of tax	-	-	10,005	-	-	-	-	10,005
Fair market value of cash flow hedges, net of tax	-	-	(5,691)	-	-	-	-	(5,691)
Adjustment to post retirement benefit obligation	-	-	(429)	-	-	-	-	(429)
Net earnings	-	-	-	205,367	-	-	-	205,367
Less: Excess of redemption value over carrying value of preferred shares redeemed	-	-	-	(5,908)	-	-	-	(5,908)
Preferred stock dividends: Series A ($0.53 per share for fiscal 2012)	-	-	-	(2,913)	-	-	-	(2,913)
Common stock dividends: ($1.00 per share for fiscal 2012)	-	-	-	(19,484)	-	-	-	(19,484)
Redemption of preferred shares	-	-	-	-	-	(144,808)	-	(144,808)
Contribution to related party	-	5,390	-	-	-	-	-	5,390
Net activity	-	8,531	1,031	177,062	-	(144,808)	984	42,800
Balance as of March 31, 2012	$10,497	$433,743	$(45,436)	$1,317,064	$(525,653)	(151,997)	$(2,398)	$1,035,820

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net earnings	$205,367	$183,575	$65,623
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	229,789	212,324	229,589
Amortization of deferred policy acquisition costs	13,791	9,494	7,569
Change in allowance for losses on trade receivables	(208)	28	(163)
Change in allowance for losses on mortgage notes	-	-	(6)
Change in allowance for inventory reserves	1,382	(674)	1,153
Net gain on sale of real and personal property	(20,888)	(23,058)	(1,960)
Net (gain) loss on sale of investments	(5,579)	(1,135)	332
Deferred income taxes	104,360	80,898	15,497
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(77,115)	(5,966)	18,112
Inventories	(173)	(6,431)	16,759
Prepaid expenses	15,748	(4,244)	822
Capitalization of deferred policy acquisition costs	(23,166)	(25,239)	(13,934)
Other assets	5,992	28,715	34,626
Related party assets	(24,684)	(87)	2,369
Accounts payable and accrued expenses	19,469	12,547	(3,096)
Policy benefits and losses, claims and loss expenses payable	212,330	109,334	33,371
Other policyholders' funds and liabilities	(1,458)	566	(3,811)
Deferred income	4,367	1,967	396
Related party liabilities	5,281	249	(727)
Net cash provided by operating activities	664,605	572,863	402,521

Cash flow from investing activities:
Purchase of:
Property, plant and equipment	(589,799)	(480,418)	(259,491)
Short term investments	(286,385)	(260,766)	(322,666)
Fixed maturity investments	(220,104)	(215,931)	(149,746)
Equity securities	(9,048)	(11,550)	(17,815)
Preferred stock	(2,717)	(14,352)	(2,185)
Real estate	(7,829)	(193)	(2,310)
Mortgage loans	(127,163)	(38,558)	(1,501)
Other investments	-	(2,000)	-
Proceeds from sales of:
Property, plant and equipment	168,912	180,411	142,869
Short term investments	300,831	310,195	319,258
Fixed maturity investments	128,486	131,981	163,654
Equity securities	10,222	1,198	-
Preferred stock	2,352	1,914	5,077
Real estate	440	1,925	771
Mortgage loans	54,840	15,156	6,107
Net cash used by investing activities	(576,962)	(380,988)	(117,978)

Cash flow from financing activities:
Borrowings from credit facilities	237,780	321,862	72,153
Principal repayments on credit facilities	(201,888)	(288,882)	(301,966)
Debt issuance costs	(2,004)	(1,987)	(2,345)
Capital lease payments	(8,328)	(11,522)	(4,057)
Leveraged Employee Stock Ownership Plan - Repayment from loan	984	1,172	1,111
Securitization deposits	42,088	(46,031)	-
Preferred stock redemption paid	(144,289)	-	-
Preferred stock dividends paid	(2,913)	(12,412)	(12,856)
Common stock dividends paid	(19,484)	-	-
Contribution to related party	(518)	-	-
Investment contract deposits	13,854	11,580	12,856
Investment contract withdrawals	(28,027)	(34,548)	(48,552)
Net cash used by financing activities	(112,745)	(60,768)	(283,656)

Effects of exchange rate on cash	(294)	271	2,644

Increase (decrease) in cash and cash equivalents	(25,396)	131,378	3,531
Cash and cash equivalents at the beginning of period	375,496	244,118	240,587
Cash and cash equivalents at the end of period	$350,100	$375,496	$244,118

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

AMERCO, a Nevada Corporation (“AMERCO”), has a fiscal year that ends on the 31st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31st of December for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. We disclose any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2011, 2010 and 2009 correspond to fiscal 2012, 2011 and 2010 for AMERCO.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars. Certain amounts reported in previous years have been reclassified to conform to the current presentation.

Note 2.  Principles of Consolidation

We apply Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 - Consolidation (“ASC 810”) in our principles of consolidation. ASC 810 addresses arrangements where a company does not hold a majority of the voting or similar interests of a variable interest entity (“VIE”). A company is required to consolidate a VIE if it has determined it is the primary beneficiary. ASC 810 also addresses the policy when a company owns a majority of the voting or similar rights and exercises effective control.

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

In fiscal 2003 and fiscal 2002, SAC Holding Corporation and its subsidiaries (“SAC Holding Corporation”) and SAC Holding II Corporation and its subsidiaries (“SAC Holding II”) (collectively, “SAC Holdings”) were considered special purpose entities and were consolidated based on the provisions of Emerging Issues Task Force Issue 90-15, Impact of Nonsubstantive Lessors, Residual Value Guarantees and Other Provisions in Leasing Transactions. In fiscal 2004, we evaluated our interests in SAC Holdings and we concluded that SAC Holdings were VIE’s and that we were the primary beneficiary. Accordingly, we continued to include SAC Holdings in our consolidated financial statements.

Triggering events in February and March of 2004 for SAC Holding Corporation required AMERCO to reassess its involvement in specific SAC Holding Corporation entities. During these reassessments it was concluded that AMERCO was no longer the primary beneficiary, resulting in the deconsolidation of SAC Holding Corporation in fiscal 2004.

In November 2007, Blackwater contributed additional capital to its wholly-owned subsidiary, SAC Holding II. This contribution was determined by us to be material with respect to the capitalization of SAC Holding II; therefore, triggering a requirement under FASB Interpretation 46(R) for us to reassess our involvement with those entities. This required reassessment led to the conclusion that SAC Holding II had the ability to fund its own operations and execute its business plan without any future subordinated financial support; therefore, the we were no longer the primary beneficiary of SAC Holding II as of the date of Blackwater’s contribution.

Accordingly, at the date AMERCO ceased to be considered the primary beneficiary of SAC Holding II and its current subsidiaries, it deconsolidated these entities. The deconsolidation was accounted for as a distribution of SAC Holding II’s interests to the sole shareholder of the SAC entities. Because of AMERCO’s continuing involvement with SAC Holding II and its subsidiaries, the distribution did not qualify as discontinued operations.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

It is possible that SAC Holdings could take actions that would require us to re-determine whether SAC Holdings remains a VIE and we continually monitor whether we have become the primary beneficiary of SAC Holdings.  None of the events delineated in ASC 810-10-35-4 which would require a redetermination occurred during the period being reported upon in this Annual Report on Form 10-K (“Annual Report”). Should we determine in the future that we are the primary beneficiary of SAC Holdings, we could be required to consolidate some or all of SAC Holdings within our financial statements.

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

Description of Operating Segments

AMERCO has three reportable segments. They are Moving and Storage, Property and Casualty Insurance and Life Insurance.

The Moving and Storage operating segment includes AMERCO, U-Haul, and Real Estate and the wholly-owned subsidiaries of U-Haul and Real Estate. Operations consist of the rental of trucks and trailers, sales of moving supplies, sales of towing accessories, sales of propane, rental of self-storage spaces to the “do-it-yourself” mover and management of self-storage properties owned by others. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

The Property and Casualty Insurance operating segment includes Repwest and its wholly-owned subsidiaries and ARCOA risk retention group (“ARCOA”). Property and Casualty Insurance provides loss adjusting and claims handling for U-Haul through regional offices across North America. The Property and Casualty Insurance operating segment also underwrites components of the Safemove, Safetow, Super Safemove and Safestor protection packages to U-Haul customers. The business plan for the Property and Casualty Insurance operating segment includes offering property and casualty products in other U-Haul related programs. ARCOA is a group captive insurer owned by us and our wholly-owned subsidiaries whose purpose is to provide insurance products related to the moving and storage business.

The Life Insurance operating segment includes Oxford and its wholly-owned subsidiaries. Oxford provides life and health insurance products primarily to the senior market through the direct writing and reinsuring of life insurance, Medicare supplement and annuity policies.

Note 3.  Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with the generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting policies that we deem most critical to us and that require management’s most difficult and subjective judgments include the principles of consolidation, the recoverability of property, plant and equipment, the adequacy of insurance reserves, the recognition and measurement of impairments for investments accounted for under ASC 320 - Investments - Debt and Equity Securities and the recognition and measurement of income tax assets and liabilities. The actual results experienced by us may differ from management’s estimates.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Cash and Cash Equivalents

We consider cash equivalents to be highly liquid debt securities with insignificant interest rate risk with original maturities from the date of purchase of three months or less.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash deposits. Accounts at each United States financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Accounts at each Canadian financial institution are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to $100,000 CAD per account. At March 31, 2012 and March 31, 2011, we had $294.6 million and $343.9 million, respectively, in excess of insured limits. To mitigate this risk, we select financial institutions based on their credit ratings and financial strength.

Investments

Fixed Maturities and Marketable Equities. Fixed maturity investments consist of either marketable debt, equity or redeemable preferred stocks. As of the balance sheet dates, all of our investments in these securities were classified as available-for-sale. Available-for-sale investments are reported at fair value, with unrealized gains or losses recorded net of taxes and applicable adjustments to deferred policy acquisition costs in stockholders’ equity. Fair value for these investments is based on quoted market prices, dealer quotes or discounted cash flows. The cost of investments sold is based on the specific identification method.

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

Our financial instruments that are exposed to concentrations of credit risk consist primarily of temporary cash investments, trade receivables, reinsurance recoverables and notes receivable. Limited credit risk exists on trade receivables due to the diversity of our customer base and their dispersion across broad geographic markets. We place our temporary cash investments with financial institutions and limits the amount of credit exposure to any one financial institution.

We have mortgage receivables, which potentially expose us to credit risk. The portfolio of notes is principally collateralized by self-storage facilities and commercial properties. We have not experienced any material losses related to the notes from individual notes or groups of notes in any particular industry or geographic area. The estimated fair values were determined using the discounted cash flow method and using interest rates currently offered for similar loans to borrowers with similar credit ratings.

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Derivative Financial Instruments

Our objective for holding derivative financial instruments is to manage interest rate risk exposure primarily through entering interest rate swap agreements. An interest rate swap is a contractual exchange of interest payments between two parties. A standard interest rate swap involves the payment of a fixed rate times a notional amount by one party in exchange for a floating rate times the same notional amount from another party. As interest rates change, the difference to be paid or received is accrued and recognized as interest expense or income over the life of the agreement.  We do not enter into these instruments for trading purposes. Counterparties to the our interest rate swap agreements are major financial institutions. In accordance with ASC 815 - Derivatives and Hedging, we recognize interest rate swap agreements on the balance sheet at fair value, which is classified as prepaid expenses (asset) or accrued expenses (liability). Derivatives that are not designated as cash flow hedges for accounting purposes must be adjusted to fair value through income. If the derivative qualifies and is designated as a cash flow hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. See Note 11, Derivatives of the Notes to Consolidated Financial Statements.

Inventories, net

Inventories, net were as follows:

	March 31,
	2012	2011
	(In thousands)
Truck and trailer parts and accessories (a)	$52,973	$53,212
Hitches and towing components (b)	13,877	12,797
Moving supplies and propane (b)	7,156	7,822
Subtotal	74,006	73,831
Less: LIFO reserves	(14,541)	(13,294)
Less: excess and obsolete reserves	(730)	(595)
Total	$58,735	$59,942

(a) Primarily held for internal usage, including equipment manufacturing and repair
(b) Primarily held for retail sales

Inventories consist primarily of truck and trailer parts and accessories used to manufacture and repair rental equipment as well as products and accessories available for retail sale. Inventory is held at our owned locations; our independent dealers do not hold any of our inventory.

Inventory cost is primarily determined using the last-in first-out method (“LIFO”). Inventories valued using LIFO consisted of approximately 96% and 95% of the total inventories for March 31, 2012 and 2011, respectively. Had we utilized the first-in first-out method (“FIFO”), stated inventory balances would have been $14.5 million and $13.3 million higher at March 31, 2012 and 2011, respectively. In fiscal 2012, the positive effect on income due to liquidation of a portion of the LIFO inventory was $0.8 million.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Interest expense incurred during the initial construction of buildings and rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes using the straight line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. We follow the deferral method of accounting based on ASC 908 - Airlines for major overhauls in which engine overhauls are capitalized and amortized over five years and transmission overhauls are capitalized and amortized over three years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

depreciation expense when realized. The net amount of (gains) or losses netted against depreciation expense were ($20.9) million, ($23.1) million and ($2.0) million during fiscal 2012, 2011 and 2010, respectively. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., minimize gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed.

We regularly perform reviews to determine whether facts and circumstances exist which indicate that the carrying amount of assets, including estimates of residual value, may not be recoverable or that the useful life of assets are shorter or longer than originally estimated. Reductions in residual values (i.e., the price at which we ultimately expect to dispose of revenue earning equipment) or useful lives will result in an increase in depreciation expense over the life of the equipment. Reviews are performed based on vehicle class, generally subcategories of trucks and trailers. We assess the recoverability of our assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining lives against their respective carrying amounts. We consider factors such as current and expected future market price trends on used vehicles and the expected life of vehicles included in the fleet. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. In fiscal 2010, we reduced the carrying value of certain older trucks by $9.1 million or $0.47 per share before income taxes, in which the tax effect was $0.17 per share. If asset residual values are determined to be recoverable, but the useful lives are shorter or longer than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

In fiscal 2006, management performed an analysis of the expected economic value of new rental trucks and determined that additions to the fleet resulting from purchase should be depreciated on an accelerated method based upon a declining formula. The salvage value and useful life assumptions of the rental truck fleet remain unchanged. Under the declining balances method (2.4 times declining balance), the book value of a rental truck is reduced approximately 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively and then reduced on a straight line basis an additional 10% by the end of year fifteen. Whereas, a standard straight line approach would reduce the book value by approximately 5.3% per year over the life of the truck. For the affected equipment, the accelerated depreciation was $54.6 million, $44.8 million and $49.1 million greater than what it would have been if calculated under a straight line approach for fiscal 2012, 2011 and 2010, respectively.

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

The carrying value of surplus real estate, which is lower than market value at the balance sheet date, was $14.8 million and $9.7 million for fiscal 2012 and 2011, respectively, and is included in Investments, other.

Receivables

Accounts receivable include trade accounts from moving and self-storage customers and dealers, insurance premiums and amounts due from re-insurers, less management’s estimate of uncollectible accounts.

Insurance premiums receivable for policies that are billed through contracted agents are recorded net of commission’s payable. A commission payable is recorded as a separate liability for those premiums that are billed direct.

Reinsurance recoverables include case reserves and actuarial estimates of claims incurred but not reported. These receivables are not expected to be collected until after the associated claim has been adjudicated and billed to the re-insurer. The reinsurance recoverables may have little or no allowance for doubtful accounts due to the fact that reinsurance is typically procured from carriers with strong credit ratings. Furthermore, we do not cede losses to a re-insurer if the carrier is deemed financially unable to perform on the contract. Reinsurance recoverables also include insurance ceded to other insurance companies.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

Due to the nature of the underlying risks and high degree of uncertainty associated with the determination of the liability for future policy benefits and claims, the amounts to be ultimately paid to settle these liabilities cannot be precisely determined and may vary significantly from the estimated liability, especially for long-tailed casualty lines of business such as excess workers’ compensation.  As a result of the long-tailed nature of the excess workers’ compensation policies written by Repwest during 1983 through 2002, and similar policies assumed by Repwest during 2001 through 2003, it may take a number of years for claims to be fully reported and finally settled.

On a regular basis insurance reserve adequacy is reviewed by management to determine if existing assumptions need to be updated.  In the third quarter of fiscal 2012, Repwest conducted a more in-depth review of its excess workers’ compensation claims as new information regarding recent loss trends emerged.  This review also included a review of reinsured claims handled by a third party administrator related to the same line of business. Based upon these reviews Repwest strengthened its reserves for its excess workers’ compensation business by $48.3 million in the third quarter of fiscal 2012.  After the estimated tax effect of $16.9 million this reduced earnings per share for fiscal 2012 by $1.61 per share.  While management is continually monitoring the status of expected losses through a rolling review of the claim inventory and regularly reviews the adequacy of the established liability for unpaid claims and claims adjustment expense, there can be no assurance that our loss reserves will not develop adversely and have a material adverse effect on our results of operations.  As a result of our review during the third quarter of fiscal 2012, it was determined that there was a need to strengthen loan loss reserves, reflecting adverse development in prior accident years in lines of business with long reporting tails.  The excess workers’ compensation line comprises a majority of the total charge.  These adjustments represent management’s current best estimate of the ultimate losses of the underlying claims and were recognized in the third quarter of fiscal 2012 based upon the timing of when the information developed.

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

As part of this latest review, we have reserved each claim based upon the accumulation of current claim costs projected through the claimants’ life expectancy, and then adjusted for applicable reinsurance arrangements.  Management reviews each claim bi-annually to determine if the estimated life-time claim costs have increased and then adjusts the reserve estimate accordingly at that time.  We have factored in an estimate of what the potential cost increases could be in our IBNR liability.  We have not assumed settlement of the existing claims in calculating the reserve amount, unless it is in the final stages of completion.

Continued increases in claim costs, including medical inflation and new treatments and medications could lead to future adverse development resulting in additional reserve strengthening.  Conversely, settlement of existing claims or if injured workers return to work or expire prematurely, could lead to future positive development.

Self-Insurance Reserves

U-Haul retains the risk for certain public liability and property damage programs related to the rental equipment. The consolidated balance sheets include $380.1 million and $397.4 million of liabilities related to these programs as of March 31, 2012 and 2011, respectively. These liabilities are recorded in Policy benefits and losses, claims and loss expenses payable. Management takes into account losses incurred based upon actuarial estimates, past experience, current claim trends, as well as social and economic conditions. This liability is subject to change in the future based upon changes in the underlying assumptions including claims experience, frequency of incidents, and severity of incidents. Based upon additional claims information obtained through the passage of time, we reduced our self-insurance reserve balance associated with prior accident years by $20 million and $15 million in fiscal 2012 and 2011, respectively.

Additionally, as of March 31, 2012 and 2011, the consolidated balance sheets include liabilities of $6.7 million and $6.9 million, respectively, related to our provided medical plan benefits for eligible employees. We estimate this liability based on actual claims outstanding as of the balance sheet date as well as an actuarial estimate of claims incurred but not reported. This liability is reported net of estimated recoveries from excess loss reinsurance policies with unaffiliated insurers of $0.1 million and $0.3 million for fiscal 2012 and 2011, respectively. These amounts are recorded in Accounts payable and accrued expenses on the consolidated balance sheets.

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

Advertising

All advertising costs are expensed as incurred. Advertising expense was $10.3 million, $14.9 million and $20.2 million in fiscal 2012, 2011 and 2010, respectively.

Deferred Policy Acquisition Costs

Commissions and other costs that fluctuate with and are primarily related to the acquisition or renewal of certain insurance premiums are deferred. For the Life Insurance operating segment’s life and health insurance products, these costs are amortized, with interest, in relation to revenue such that costs are realized as a constant percentage of revenue. For its annuity insurance products the costs are amortized, with interest, in relation to the present value of actual and expected gross profits.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

Income Taxes

AMERCO files a consolidated tax return with all of its legal subsidiaries. In accordance with ASC 740 - Income Taxes (“ASC 740”), the provision for income taxes reflects deferred income taxes resulting from changes in temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net earnings, foreign currency translation adjustments, unrealized gains and losses on investments, the change in fair value of cash flow hedges and the change in postretirement benefit obligation.

Recent Accounting Pronouncements

In October 2010, the FASB issued ASU 2010-26, Financial Services – Insurance (Topic 944) which amended FASB ASC 944-30 to provide further guidance regarding the capitalization of costs relating to the acquisition or renewal of insurance contracts. Specifically, only qualifying costs associated with successful contract acquisitions are permitted to be deferred. The amended guidance is effective for fiscal years beginning after December 15, 2011 (and for interim periods within such years), with early adoption permitted as of the beginning of the entity's annual reporting period. The amended guidance should be applied prospectively, but retrospective application for all prior periods is allowed. We do not believe that the adoption of this statement will have a material impact on our financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (“ASU 2011-04”). This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. We do not believe that the adoption of this statement will have a material impact on our financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”), which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. The standards will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The adoption of the standards did not have a material effect on our consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

From time to time, new accounting pronouncements are issued by the FASB or the SEC that are adopted by us as of the specified effective date. Unless otherwise discussed, these ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore will have minimal, if any, impact on our financial position or results of operations upon adoption.

Note 4.  Earnings Per Share

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

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares, net of shares committed to be released, were 110,504; 153,069; and 199,363 as of March 31, 2012, 2011, and 2010, respectively.

On June 1, 2011, we redeemed all 6,100,000 shares of our issued and outstanding Series A 8½% Preferred Stock (“Series A Preferred”) at a redemption price of $25 per share plus accrued dividends through that date.  Pursuant to ASC 260 – Earnings Per Share (“ASC 260”), for earnings per share purposes, we recognized the deficit of the carrying amount of the Series A Preferred over the consideration paid to redeem the shares.

The Series A Preferred was recorded in our Additional Paid-In Capital account, net of original issue costs at $146.3 million prior to the redemption.  We paid $152.5 million to redeem the shares on June 1, 2011, of which $7.7 million was paid to our insurance subsidiaries in exchange for their holdings.  The difference between what was paid to redeem the shares less their carrying amount on our balance sheet, reduced by our insurance subsidiaries holdings was $5.9 million.  This amount was recognized as a reduction to our earnings available to our common shareholders for the purposes of computing earnings per share for fiscal 2012.

From January 1, 2009 through March 31, 2011, our insurance subsidiaries purchased 308,300 shares of our Series A Preferred on the open market for $7.2 million. Pursuant to ASC 260 we recognized $0.2 million charge to net earnings for fiscal 2011 in connection with these purchases, and we recognized a $0.4 million gain as the amount paid was less than our adjusted carrying value.

Note 5.  Reinsurance Recoverables and Trade Receivables, Net

Reinsurance recoverables and trade receivables, net were as follows:

	March 31,
	2012	2011
	(In thousands)
Reinsurance recoverable	$240,824	$183,786
Trade accounts receivable	37,323	19,615
Paid losses recoverable	1,124	1,048
Accrued investment income	9,911	7,963
Premiums and agents' balances	1,717	1,297
Independent dealer receivable	402	424
Other receivable	7,801	7,853
	299,102	221,986
Less: Allowance for doubtful accounts	(1,128)	(1,336)
	$297,974	$220,650

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 6.  Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $16.1 million and $13.9 million at March 31, 2012 and 2011, respectively.

Available-for-Sale Investments

Available-for-sale investments at March 31, 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(In thousands)
U.S. treasury securities and government obligations	$29,152	$2,964	$(18)	$(9)	$32,089
U.S. government agency mortgage-backed securities	48,938	4,866	(1)	(7)	53,796
Obligations of states and political subdivisions	142,824	9,435	-	(147)	152,112
Corporate securities	445,433	33,350	(619)	(2,236)	475,928
Mortgage-backed securities	11,572	282	(38)	(5)	11,811
Redeemable preferred stocks	24,370	1,066	(1,627)	(632)	23,177
Common stocks	27,736	37	(9,720)	(174)	17,879
	$730,025	$52,000	$(12,023)	$(3,210)	$766,792

Available-for-sale investments at March 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(In thousands)
U.S. treasury securities and government obligations	$34,522	$2,021	$(20)	$(4)	$36,519
U.S. government agency mortgage-backed securities	74,721	6,208	-	(4)	80,925
Obligations of states and political subdivisions	79,020	1,203	(389)	(3,113)	76,721
Corporate securities	389,167	21,559	(794)	(1,177)	408,755
Mortgage-backed securities	6,740	223	(108)	(7)	6,848
Redeemable preferred stocks	31,190	1,910	(934)	(86)	32,080
Common stocks	28,293	8,153	(108)	(10,380)	25,958
Less: Preferred stock of AMERCO held by subsidiaries	(7,190)	(807)	-	-	(7,997)
	$636,463	$40,470	$(2,353)	$(14,771)	$659,809

The tables above include gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

We sold available-for-sale securities with a fair value of $141.1 million, $134.7 million and $168.6 million in fiscal 2012, 2011 and 2010, respectively. The gross realized gains on these sales totaled $5.9 million, $2.0 million and $2.8 million in fiscal 2012, 2011 and 2010, respectively. We realized gross losses on these sales of $0.2 million, $0.2 million and $2.0 million in fiscal 2012, 2011 and 2010, respectively.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The unrealized losses of more than twelve months in the table on the previous page are considered temporary declines. The majority of this unrealized loss is related to the our long term investments in 1.8 million shares of Bank of America common stock. We track each investment with an unrealized loss and evaluate them on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments may have declines determined by management to be other-than-temporary and we recognized these write-downs through earnings. We recognized other-than-temporary impairments of $0.1 million, $0.8 million and $2.2 million in fiscal 2012, 2011 and 2010, respectively.

The investment portfolio primarily consists of corporate securities and U.S. government securities. We believe we monitor our investments as appropriate. Our methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity, the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. Nothing has come to management’s attention that would lead to the belief that each issuer would not have the ability to meet the remaining contractual obligations of the security, including payment at maturity. We have the ability and intent not to sell its fixed maturity and common stock investments for a period of time sufficient to allow us to recover our costs.

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

Credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income were as follows:

Credit Loss
(In thousands)
Balance at March 31, 2011	$552
Additions:
Other-than-temporary impairment not previously recognized	-
Balance at March 31, 2012	$552

The adjusted cost and estimated market value of available-for-sale investments at March 31, 2012 and 2011, respectively, by contractual maturity, were as follows:

	March 31, 2012		March 31, 2011
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(In thousands)
Due in one year or less	$40,219	$40,688	$45,149	$45,760
Due after one year through five years	157,444	165,852	153,389	161,685
Due after five years through ten years	176,694	188,225	128,973	136,343
Due after ten years	291,990	319,160	249,919	259,132
	666,347	713,925	577,430	602,920
Mortgage backed securities	11,572	11,811	6,740	6,848
Redeemable preferred stocks	24,370	23,177	31,190	32,080
Equity securities	27,736	17,879	28,293	25,958
Less: Preferred stock of AMERCO held by subsidiaries	-	-	(7,190)	(7,997)
	$730,025	$766,792	$636,463	$659,809

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Investments, other

The carrying value of other investments was as follows:

	March 31,
	2012	2011
	(In thousands)
Mortgage loans, net	$166,249	$94,554
Short-term investments	57,319	77,745
Real estate	20,032	18,777
Policy loans	15,677	4,404
Other equity investments	6,354	6,388
	$265,631	$201,868

Short-term investments consist primarily of investments in money market funds, mutual funds and any other investments with short-term characteristics that have original maturities of less than one year at acquisition. These investments are recorded at cost, which approximates fair value.

Mortgage loans are carried at the unpaid balance, less an allowance for probable losses and any unamortized premium or discount. The allowance for probable losses was $0.4 million as of March 31, 2012 and 2011. The estimated fair value of these loans as of March 31, 2012 and 2011 approximated the carrying value. These loans represent first lien mortgages held by us.

Real estate obtained through foreclosure and held for sale is carried at the lower of fair value at time of foreclosure or current estimated fair value less cost to sell. Equity investments are carried at cost and assessed for impairment.

Insurance policy loans are carried at their unpaid balance.

Note 7.  Other Assets

Other assets were as follows:

	March 31,
	2012	2011
	(In thousands)
Deposits (debt-related)	$61,154	$103,191
Cash surrender value of life insurance policies	29,785	28,784
Excess of loss reinsurance recoverable	15,000	15,000
Deferred charges	10,647	13,076
Income taxes recoverable	470	2,850
Other	3,469	3,732
	$120,525	$166,633

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 8.  Net Investment and Interest Income

Net investment and interest income, were as follows:

	Years Ended March 31,
	2012	2011	2010
	(In thousands)
Fixed maturities	$41,439	$32,782	$31,234
Real estate	81	361	(56)
Insurance policy loans	489	259	262
Mortgage loans	7,002	5,249	5,226
Short-term, amounts held by ceding reinsurers, net and other investments	1,084	749	1,110
Investment income	50,095	39,400	37,776
Less: investment expenses	(1,338)	(1,269)	(1,020)
Less: interest credited on annuity policies	(9,352)	(10,084)	(11,000)
Investment income - Related party	24,795	24,614	24,233
Net investment and interest income	$64,200	$52,661	$49,989

Note 9.  Borrowings

Long-Term Debt

Long-term debt was as follows:

			March 31,
	2012 Rate (a)	Maturities	2012	2011
			(In thousands)
Real estate loan (amortizing term)	6.93%	2018	$245,000	$255,000
Real estate loan (revolving credit)	-	2018	-	-
Real estate loan (amortizing term)	2.14%	2016	25,451	11,222
Real estate loan (revolving credit)	1.74%	2013	23,920	-
Senior mortgages	5.47% - 5.75%	2015	459,822	476,783
Working capital loan (revolving credit)	-	2013	-	-
Fleet loans (amortizing term)	3.52% - 7.95%	2012-2018	384,888	325,591
Fleet loan (securitization)	4.90% - 5.56%	2014-2017	228,655	271,290
Other obligations	3.00% - 9.57%	2012-2042	118,475	57,956
Total notes, loans and leases payable			$1,486,211	$1,397,842

(a) Interest rate as of March 31, 2012, including the effect of applicable hedging instruments

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. The loan has a final maturity date of August 2018. The loan is comprised of a term loan facility with initial availability of $300.0 million and a revolving credit facility with current availability of $198.8 million. As of March 31, 2012, the outstanding balance on the Real Estate Loan was $245.0 million and we had the full $198.8 million available to be drawn. U-Haul International, Inc. is a guarantor of this loan.

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The interest rate for the amortizing term portion, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At March 31, 2012, the applicable LIBOR was 0.25% and the applicable margin was 1.50%, the sum of which was 1.75%. The rate on the term facility portion of the Real Estate Loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin.

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

Amerco Real Estate Company and a subsidiary of U-Haul International, Inc. entered into a revolving credit construction loan effective June 29, 2006. This loan was modified and extended on June 27, 2011. The loan is now comprised of a term loan facility with an initial availability of $26.1 million and a final maturity of June 2016. As of March 31, 2012, the outstanding balance was $25.5 million.

This Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and any accrued and unpaid interest due at maturity. The interest rate, per the provision of this loan agreement, is the applicable LIBOR plus a margin of 1.90%. At March 31, 2012, the applicable LIBOR was 0.24% and the margin was 1.90%, the sum of which was 2.14%. U-Haul International, Inc. and AMERCO are guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

On April 29, 2011, Amerco Real Estate Company and U-Haul Company of Florida entered into a revolving credit agreement for $100.0 million. This agreement was amended in March 2012 and the maturity extended to April 2013 with an option for a one year extension. As of March 31, 2012, we had $76.1 million available to be drawn. The interest rate is the applicable LIBOR plus a margin of 1.50%. At March 31, 2012, the applicable LIBOR was 0.24% and the margin was 1.50%, the sum of which was 1.74%. The amended agreement decreased the margin to 1.25% for any subsequent borrowings on the revolving credit facility. AMERCO and U-Haul International, Inc. are guarantors of this facility. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgage loan balances as of March 31, 2012 were in the aggregate amount of $459.8 million and mature in 2015. The senior mortgages require average monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The senior mortgages are secured by certain properties owned by the borrowers. The interest rates, per the provisions of the senior mortgages, range between 5.47% and 5.75%. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Working Capital Loans

Amerco Real Estate Company is a borrower under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $25.0 million. At March 31, 2012, we had the full $25.0 million available to be drawn. This loan is secured by certain properties owned by the borrower. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. This agreement was amended in March 2012 and the maturity extended to November 2013 with an option for a one year extension. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. U-Haul International, Inc. and AMERCO are the guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. The interest rate, per the provision of this loan agreement, is the applicable LIBOR plus a margin of 1.25%.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under amortizing term loans. The balance of the loans as of March 31, 2012 was $269.9 million with the final maturities between April 2012 and December 2018.

The Amortizing Loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the Loan Agreements, are the applicable LIBOR plus a margin between 0.90% and 2.63%. At March 31, 2012, the applicable LIBOR was between 0.24% and 0.25% and applicable margins were between 0.90% and 2.63%. The interest rates are hedged with interest rate swaps fixing the rates between 3.85% and 6.92% based on current margins. Additionally, $25.6 million of these loans are carried at a fixed rate ranging between 3.94% and 7.95%.

AMERCO and U-Haul International, Inc. are guarantors of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

On December 31, 2009, a subsidiary of U-Haul International, Inc. entered into an $85.0 million term note that was used to fund cargo van and pickup acquisitions for the past two years. This term note was amended on August 26, 2011. The amount of the term note was increased to $95.0 million. On December 22, 2011, we entered into another term loan for $20.0 million. The final maturity date of these notes is August 2016.  The agreement contains options to extend the maturity through May 2017. These notes are secured by the purchased equipment and the corresponding operating cash flows associated with their operation.  These notes have fixed interest rates between 3.52% and 3.53%. At March 31, 2012, the outstanding balance was $115.0 million.

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

The 2007 Box Truck Note has a fixed interest rate of 5.56% with an expected final maturity of February 2014. At March 31, 2012, the outstanding balance was $100.0 million. The note is secured by the box trucks that were purchased and the corresponding operating cash flows associated with their operation.

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

The 2010 Box Truck Note has a fixed interest rate of 4.90% with an expected final maturity of October 2017. At March 31, 2012, the outstanding balance was $128.6 million. The note is secured by the box trucks being purchased and the corresponding operating cash flows associated with their operation.

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Other Obligations

We entered into capital leases for new equipment between April 2008 and March 2012, with terms of the leases between 3 and 7 years. At March 31, 2012, the balance of these leases was $110.3 million.

In February 2011, the Company and US Bank, National Association (the “Trustee”) entered into the U-Haul Investors Club Indenture.  The Company and the Trustee entered into this indenture to provide for the issuance of notes (“U-Notes”) by us directly to investors over our proprietary website, uhaulinvestorsclub.com. The U-Notes are secured by various types of collateral including rental equipment and real estate.  U-Notes are issued in smaller series that vary as to principal amount, interest rate and maturity.  U-Notes are obligations of the Company and secured by the associated collateral; they are not guaranteed by any of the Company’s affiliates or subsidiaries.

At March 31, 2012 the aggregate outstanding principal balance of the U-Notes issued was $13.5 million of which $5.3 million is with our insurance subsidiaries with interest rates between 3.00% and 8.00% and maturity dates between 2013 and 2042.

Annual Maturities of Notes, Loans and Leases Payable

The annual maturities of long-term debt as of March 31, 2012 for the next five years and thereafter are as follows:

	March 31,
	2013	2014	2015	2016	2017	Thereafter
	(In thousands)
Notes, loans and leases payable, secured	$182,949	$215,273	$75,822	$485,986	$259,829	$266,352

Note 10.  Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Years Ended March 31,
	2012	2011	2010
	(In thousands)
Interest expense	$63,523	$60,701	$63,516
Capitalized interest	(221)	(425)	(609)
Amortization of transaction costs	4,428	4,249	5,198
Interest expense resulting from derivatives	22,641	23,856	25,242
Total interest expense	$90,371	$88,381	$93,347

Interest paid in cash, including payments related to derivative contracts, amounted to $87.0 million, $84.7 million and $89.8 million for fiscal 2012, 2011 and 2010, respectively.

Interest Rates

Interest rates and our borrowings were as follows:

	Revolving Credit Activity
	Years Ended March 31,
	2012	2011	2010
	(In thousands, except interest rates)
Weighted average interest rate during the year	1.73%	1.75%	1.79%
Interest rate at year end	1.74%	-%	1.74%
Maximum amount outstanding during the year	$38,920	$111,000	$207,280
Average amount outstanding during the year	$24,494	$36,942	$184,036
Facility fees	$521	$227	$906

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 11.  Derivatives

We manage exposure to changes in market interest rates. Our use of derivative instruments is limited to highly effective interest rate swaps to hedge the risk of changes in cash flows (future interest payments) attributable to changes in LIBOR swap rates, the designated benchmark interest rate being hedged on certain of our LIBOR indexed variable rate debt and a variable rate operating lease. The interest rate swaps effectively fix our interest payments on certain LIBOR indexed variable rate debt. We monitor our positions and the credit ratings of its counterparties and does not currently anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes.

Original variable rate debt and lease amount		Agreement Date	Effective Date	Expiration Date	Designated cash flow hedge date
(In millions)
$142.3	(a), (b)	11/15/2005	5/10/2006	4/10/2012	5/31/2006
50.0	(a)	6/21/2006	7/10/2006	7/10/2013	6/9/2006
144.9	(a), (b)	6/9/2006	10/10/2006	10/10/2012	6/9/2006
300.0	(a)	8/16/2006	8/18/2006	8/10/2018	8/4/2006
30.0	(a)	2/9/2007	2/12/2007	2/10/2014	2/9/2007
20.0	(a)	3/8/2007	3/12/2007	3/10/2014	3/8/2007
20.0	(a)	3/8/2007	3/12/2007	3/10/2014	3/8/2007
19.3	(a), (b)	4/8/2008	8/15/2008	6/15/2015	3/31/2008
19.0	(a)	8/27/2008	8/29/2008	7/10/2015	4/10/2008
30.0	(a)	9/24/2008	9/30/2008	9/10/2015	9/24/2008
15.0	(a), (b)	3/24/2009	3/30/2009	3/30/2016	3/25/2009
14.7	(a), (b)	7/6/2010	8/15/2010	7/15/2017	7/6/2010
25.0	(a), (b)	4/26/2011	6/1/2011	6/1/2018	6/1/2011
50.0	(a), (b)	7/29/2011	8/15/2011	8/15/2018	7/29/2011
20.0	(a), (b)	8/3/2011	9/12/2011	9/10/2018	8/3/2011
15.1	(a), (c)	3/27/2012	3/28/2012	3/28/2019	3/26/2012

(a) interest rate swap agreement
(b) forward swap
(c) operating lease

As of March 31, 2012, the total notional amount of our variable interest rate swaps on debt and an operating lease was $498.8 million and $15.1 million, respectively.

The derivative fair values located in Accounts payable and accrued expenses in the balance sheets were as follows:

	Liability Derivative Fair Value as of
	March 31, 2012	March 31, 2011
	(In thousands)
Interest rate contracts designated as hedging instruments	$59,313	$51,052

	The Effect of Interest Rate
	Contracts on the Statements of Operations
	March 31, 2012	March 31, 2011
	(In thousands)
Loss recognized in income on interest rate contracts	$22,641	$23,856
(Gain) loss recognized in AOCI on interest rate contracts (effective portion)	$9,179	$(2,411)
Loss reclassified from AOCI into income (effective portion)	$23,559	$24,632
Gain recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$(918)	$(775)

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Gains or losses recognized in income on derivatives are recorded as interest expense in the statement of operations. At March 31, 2012, we expect to reclassify $19.2 million of net losses on interest rate contracts from accumulated other comprehensive income to earnings that will offset interest payments over the next twelve months. Please see Note 3, Accounting Policies in the Notes to Consolidated Financial Statements.

Note 12.  Stockholders’ Equity

On June 1, 2011, we redeemed all 6,100,000 shares of our issued and outstanding Series A Preferred at a redemption price of $25 per share plus accrued dividends through that date.  Pursuant to ASC 260, for earnings per share purposes, we recognized the deficit of the carrying amount of the Series A Preferred over the consideration paid to redeem the shares.

The Series A Preferred was recorded in our Additional Paid-In Capital account, net of original issue costs at $146.3 million prior to the redemption.  We paid $152.5 million to redeem the shares on June 1, 2011, of which $7.7 million was paid to our insurance subsidiaries in exchange for their holdings.  The difference between what was paid to redeem the shares less their carrying amount on our balance sheet, reduced by our insurance subsidiaries holdings was $5.9 million.  This amount was recognized as a reduction to our earnings available to our common shareholders for the purposes of computing earnings per share for fiscal 2012.

From January 1, 2009 through March 31, 2011, our insurance subsidiaries purchased 308,300 shares of our Series A Preferred on the open market for $7.2 million.

On December 7, 2011, we declared a special cash dividend on our Common Stock of $1.00 per share to holders of record on December 23, 2011. The dividend was paid on January 3, 2012.

Note 13.  Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components, net of taxes, were as follows:

	Foreign Currency Translation	Unrealized Gain (Loss) on Investments	Fair Market Value of Cash Flow Hedge	Postretirement Benefit Obligation Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at March 31, 2009	$(43,613)	$(7,323)	$(48,411)	$1,347	$(98,000)
Foreign currency translation	14,471	-	-	-	14,471
Unrealized loss on investments	-	13,254	-	-	13,254
Change in fair value of cash flow hedge	-	-	14,478	-	14,478
Change in postretirement benefit obligation	-	-	-	(410)	(410)
Balance at March 31, 2010	(29,142)	5,931	(33,933)	937	(56,207)
Foreign currency translation	3,114	-	-	-	3,114
Unrealized gain on investments	-	4,930	-	-	4,930
Change in fair value of cash flow hedge	-	-	1,495	-	1,495
Change in postretirement benefit obligation	-	-	-	201	201
Balance at March 31, 2011	(26,028)	10,861	(32,438)	1,138	(46,467)
Foreign currency translation	(2,854)	-	-	-	(2,854)
Unrealized gain on investments	-	10,005	-	-	10,005
Change in fair value of cash flow hedge	-	-	(5,691)	-	(5,691)
Change in postretirement benefit obligation	-	-	-	(429)	(429)
Balance at March 31, 2012	$(28,882)	$20,866	$(38,129)	$709	$(45,436)

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 14.  Change in Excess Workers’ Compensation Reserves Estimate

Our policy is to regularly review the adequacy of loss reserves associated with the lines of business of its insurance subsidiaries.  A current review of the underlying claims of Repwest’s excess workers’ compensation business indicated that claims have been developing more adversely than previously anticipated based on a combination of issues including medical inflation, additional treatments, longer claim terms and changes in ceding entity and third party administrator reporting practices.  As a result, Repwest adjusted its estimate for excess workers’ compensation reserves in the third quarter of fiscal 2012. The effect of this change increased benefits and losses expense by $48.3 million and decreased net earnings by $31.4 million, or $1.61 per share, for fiscal 2012.

Note 15.  Provision for Taxes

Earnings before taxes and the provision for taxes consisted of the following:

	Years Ended March 31,
	2012	2011	2010
	(In thousands)
Pretax earnings:
U.S.	$302,748	$270,695	$89,350
Non-U.S.	22,888	18,619	10,840
Total pretax earnings	$325,636	$289,314	$100,190

Current provision (benefit)
Federal	$10,899	$14,784	$(23,965)
State	5,514	7,475	1,965
Non-U.S.	4,786	3,861	34
	21,199	26,120	(21,966)
Deferred provision (benefit)
Federal	89,327	70,653	53,174
State	8,310	7,300	3,472
Non-U.S.	1,433	1,666	(113)
	99,070	79,619	56,533

Provision for income tax expense	$120,269	$105,739	$34,567

Income taxes paid (net of income tax refunds received)	$10,739	$14,265	$1,558

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before taxes was as follows:

	Years Ended March 31,
	2012	2011	2010
	(In percentages)
Statutory federal income tax rate	35.00%	35.00%	35.00%
Increase (reduction) in rate resulting from:
State taxes, net of federal benefit	2.70%	3.24%	3.50%
Foreign rate differential	(0.55)%	(0.34)%	(1.17)%
Federal tax credits	(0.21)%	(0.18)%	(0.46)%
Interest on deferred tax	0.12%	0.13%	0.52%
Dividend received deduction	(0.06)%	(0.08)%	(0.09)%
Change in valuation allowance	-%	-%	(2.70)%
Other	(0.07)%	(1.22)%	(0.10)%
Actual tax expense of operations	36.93%	36.55%	34.50%

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Significant components of our deferred tax assets and liabilities were as follows:

	March 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Net operating loss and credit carry forwards	$3,080	$3,559
Accrued expenses	126,361	132,140
Policy benefit and losses, claims and loss expenses payable, net	15,493	10,355
Unrealized gains	6,649	8,834
Other	-	583
Total deferred tax assets	$151,583	$155,471

Deferred tax liabilities:
Property, plant and equipment	$519,409	$421,521
Deferred policy acquisition costs	2,838	5,207
Other	328	-
Total deferred tax liabilities	522,575	426,728
Net deferred tax liability	$370,992	$271,257

The net operating loss and credit carry-forwards in the above table are primarily attributable to $27.7 million of state net operating losses that will begin to expire March 31, 2013 if not utilized.

ASC 740 prescribes a minimum recognition and measurement methodology that a tax position is required to meet before being recognized in the financial statements. The total amount of unrecognized tax benefits at April 1, 2011 was $9.5 million. This entire amount of unrecognized tax benefits if resolved in our favor, would favorably impact our effective tax rate. During the current year we recorded tax expense (net of settlements), resulting from uncertain tax positions in the amount of $2.3 million. At March 31, 2012, the amount of unrecognized tax benefits and the amount that would favorably affect our effective tax rate was $11.8 million.

A reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period are as follows:

Unrecognized Tax Benefits
(In thousands)

Unrecognized tax benefits as of March 31, 2011	$9,503
Additions based on tax positions related to the current year	2,424
Reductions for tax positions of prior years	-
Settlements	(147)
Unrecognized tax benefits as of March 31, 2012	$11,780

We recognize interest related to unrecognized tax benefits as interest expense, and penalties as operating expenses. At April 1, 2011, the amount of interest and penalties accrued on unrecognized tax benefits was $3.8 million, net of tax. During the current year we recorded expense from interest in the amount of $0.2 million, net of tax. At March 31, 2012, the amount of interest and penalties accrued on unrecognized tax benefits was $4.0 million, net of tax.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With some exceptions, we are no longer subject to audit for years prior to the fiscal year ended March 31, 2009.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 16.  Employee Benefit Plans

Profit Sharing Plans

We provides tax-qualified profit sharing retirement plans for the benefit of eligible employees, former employees and retirees in the U.S. and Canada. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions. Amounts to be contributed are determined by the President and Chairman of the Board of the Company under the delegation of authority from the Board, pursuant to the terms of the Profit Sharing Plan. No contributions were made to the profit sharing plan during fiscal 2012, 2011 or 2010.

We also provide an employee savings plan which allows participants to defer income under Section 401(k) of the Internal Revenue Code of 1986.

ESOP Plan

We sponsor a leveraged ESOP that generally covers all employees with one year or more of service. The ESOP shares initially were pledged as collateral for its debt which was originally funded by U-Haul. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. When shares are scheduled to be released from collateral, prorated over the year, we report compensation expense equal to the current market price of the shares scheduled to be released, and the shares become outstanding for earnings per share computations. ESOP compensation expense was $4.4 million, $3.9 million and $2.4 million for fiscal 2012, 2011 and 2010, respectively. Listed below is a summary of these financing arrangements as of fiscal year-end:

	Outstanding as of	Interest Payments
Financing Date	March 31, 2012	2012	2011	2010
	(In thousands)
June, 1991	$3,464	$299	$386	$443
March, 1999	-	-	-	1
February, 2000	-	-	6	12
April, 2001	-	5	9	8
July, 2009	493	15	5	-

Shares are released from collateral and allocated to active employees based on the proportion of debt service paid in the plan year. Contributions to the Plan Trust during fiscal 2012, 2011 and 2010 were $2.0 million, $2.1 million and $2.0 million, respectively.

Shares held by the Plan were as follows:

	Years Ended March 31,
	2012	2011
	(In thousands)
Allocated shares	1,372	1,387
Unreleased shares	124	194
Fair value of unreleased shares	$12,841	$16,252

The fair value of unreleased shares issued prior to 1992 is defined as the historical cost of such shares. The fair value of unreleased shares issued subsequent to December 31, 1992 is defined as the trading value of such shares as of March 31, 2012 and March 31, 2011, respectively.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Post Retirement and Post Employment Benefits

We provide medical and life insurance benefits to its eligible employees and their dependents upon retirement from the Company. The retirees must have attained age sixty-five and earned twenty years of full-time service upon retirement for coverage under the medical plan. The medical benefits are capped at a $20,000 lifetime maximum per covered person. The benefits are coordinated with Medicare and any other medical policies in force. Retirees who have attained age sixty-five and earned at least ten years of full-time service upon retirement from the Company are entitled to group term life insurance benefits. The life insurance benefit is $2,000 plus $100 for each year of employment over ten years. The plan is not funded and claims are paid as they are incurred. We use a March 31 measurement date for our post retirement benefit disclosures.

The components of net periodic post retirement benefit cost were as follows:

	Years Ended March 31,
	2012	2011	2010
	(In thousands)
Service cost for benefits earned during the period	$515	$462	$420
Interest cost on accumulated postretirement benefit	568	567	603
Other components	(16)	(39)	(104)
Net periodic postretirement benefit cost	$1,067	$990	$919

The fiscal 2012 and fiscal 2011 post retirement benefit liability included the following components:

	Years Ended March 31,
	2012	2011
	(In thousands)
Beginning of year	$11,103	$10,787
Service cost for benefits earned during the period	515	462
Interest cost on accumulated post retirement benefit	568	567
Net benefit payments and expense	(369)	(350)
Actuarial loss (gain)	676	(363)
Accumulated postretirement benefit obligation	12,493	11,103

Current liabilities	503	596
Non-current liabilities	11,990	10,507

Total post retirement benefit liability recognized in statement of financial position	12,493	11,103
Components included in accumulated other comprehensive income:
Unrecognized net gain	1,179	1,871
Cumulative net periodic benefit cost (in excess of employer contribution)	$13,672	$12,974

The discount rate assumptions in computing the information above were as follows:

	Years Ended March 31,
	2012	2011	2010
	(In percentages)
Accumulated postretirement benefit obligation	4.17%	5.00%	5.41%

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 became law. Amounts shown above include the effect of the subsidy. The discount rate represents the expected yield on a portfolio of high grade (AA to AAA rated or equivalent) fixed income investments with cash flow streams sufficient to satisfy benefit obligations under the plan when due. Fluctuations in the discount rate assumptions primarily reflect changes in U.S. interest rates. The assumed health care cost trend rate used to measure the accumulated postretirement benefit obligation as of the end of fiscal 2012 was 8.1% in the initial year and was projected to decline annually to an ultimate rate of 4.5% in fiscal 2030. The assumed health care cost trend rate used to measure the accumulated postretirement benefit obligation as of the end of fiscal 2011 (and used to measure the fiscal 2012 net periodic benefit cost) was 8.4% in the initial year and was projected to decline annually to an ultimate rate of 4.5% in fiscal 2030.

If the estimated health care cost trend rate assumptions were increased by one percent, the accumulated post retirement benefit obligation as of fiscal year-end would increase by $147,064 and the total of the service cost and interest cost components would increase by $11,388. A decrease in the estimated health care cost trend rate assumption of one percent would decrease the accumulated post retirement benefit obligation as of fiscal year-end by $164,096 and the total of the service cost and interest cost components would decrease by $12,748.

Post employment benefits provided by us, other than upon retirement, are not material.

Future net benefit payments are expected as follows:

Future Net Benefit Payments
(In thousands)
Year-ended:
2013	$503
2014	582
2015	676
2016	783
2017	896
2018 through 2022	6,187
Total	$9,627

Note 17.  Fair Value Measurements

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

Our financial instruments that are exposed to concentrations of credit risk consist primarily of temporary cash investments, trade receivables, reinsurance recoverables and notes receivable. Limited credit risk exists on trade receivables due to the diversity of our customer base and their dispersion across broad geographic markets. We place our temporary cash investments with financial institutions and limits the amount of credit exposure to any one financial institution.

We have mortgage receivables, which potentially expose us to credit risk. The portfolio of notes is principally collateralized by self-storage facilities and commercial properties. We have not experienced any material losses related to the notes from individual or groups of notes in any particular industry or geographic area. The estimated fair values were determined using the discounted cash flow method and using interest rates currently offered for similar loans to borrowers with similar credit ratings.

The carrying amount of long term debt and short term borrowings are estimated to approximate fair value as the actual interest rate is consistent with the rate estimated to be currently available for debt of similar term and remaining maturity.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table represents the financial assets and liabilities on the condensed consolidated balance sheet at March 31, 2012, that are subject to ASC 820 and the valuation approach applied to each of these items.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Short-term investments	$322,576	$322,576	$-	$-
Fixed maturities - available for sale	725,736	633,953	90,578	1,205
Preferred stock	23,178	23,178	-	-
Common stock	17,878	17,878	-	-
Total	$1,089,368	$997,585	$90,578	$1,205

Liabilities
Guaranteed residual values of TRAC leases	$-	$-	$-	$-
Derivatives	59,313	-	59,313	-
Other obligations	-	-	-	-
Total	$59,313	$-	$59,313	$-

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The following tables represent the fair value measurements for our assets at March 31, 2012 using significant unobservable inputs (Level 3).

Fixed Maturities - Asset Backed Securities
(In thousands)
Balance at March 31, 2011	$1,377

Fixed Maturities - Asset Backed Securities gain (unrealized)	126
Fixed Maturities - Asset Backed Securities loss (unrealized)	(166)
Fixed Maturities - Asset Backed Securities OTTI	(132)
Balance at March 31, 2012	$1,205

Note 18.  Reinsurance and Policy Benefits and Losses, Claims and Loss Expenses Payable

During their normal course of business, our insurance subsidiaries assume and cede reinsurance on both a coinsurance and a risk premium basis. They also obtain reinsurance for that portion of risks exceeding their retention limits. The maximum amount of life insurance retained on any one life is $110,000.

	Direct Amount (a)	Ceded to Other Companies	Assumed from Other Companies	Net Amount (a)	Percentage of Amount Assumed to Net
	(In thousands)
Year ended December 31, 2011
Life insurance in force	$761,070	$14,868	$1,142,247	$1,888,449	60%
Premiums earned:
Life	$63,396	$6,909	$94,982	$151,469	63%
Accident and health	115,599	503	3,635	118,731	3%
Annuity	9,049	1,920	233	7,362	3%
Property and casualty	30,145	-	2,486	32,631	8%
Total	$218,189	$9,332	$101,336	$310,193

Year ended December 31, 2010
Life insurance in force	$668,740	$3,567	$884,932	$1,550,105	57%
Premiums earned:
Life	$77,721	$-	$37,300	$115,021	32%
Accident and health	88,441	575	3,815	91,681	4%
Annuity	-	-	290	290	100%
Property and casualty	28,179	68	2,593	30,704	8%
Total	$194,341	$643	$43,998	$237,696

Year ended December 31, 2009
Life insurance in force	$543,236	$4,100	$943,371	$1,482,507	64%
Premiums earned:
Life	$49,335	$37	$5,108	$54,406	9%
Accident and health	74,271	(803)	4,582	79,656	6%
Annuity	140	-	143	283	51%
Property and casualty	23,260	13	4,378	27,625	16%
Total	$147,006	$(753)	$14,211	$161,970

(a)       Balances are reported net of inter-segment transactions.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

To the extent that a reinsurer is unable to meet its obligation under the related reinsurance agreements, Repwest would remain liable for the unpaid losses and loss expenses. Pursuant to certain of these agreements, Repwest holds letters of credit at year end in the amount of $1.8 million from re-insurers and has issued letters of credit in the amount of $5.6 million in favor of certain ceding companies.

Policy benefits and losses, claims and loss expenses payable for Property and Casualty Insurance were as follows:

	Years Ended December 31,
	2011	2010
	(In thousands)
Unpaid losses and loss adjustment expense	$382,328	$276,355
Reinsurance losses payable	611	367
Unearned premiums	-	4
Total	$382,939	$276,726

Activity in the liability for unpaid losses and loss adjustment expenses for Property and Casualty Insurance is summarized as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Balance at January 1	$276,355	$271,677	$287,501
Less: reinsurance recoverable	167,315	162,711	173,098
Net balance at January 1	109,040	108,966	114,403
Incurred related to:
Current year	9,297	9,453	8,043
Prior years	56,445	7,832	6,516
Total incurred	65,742	17,285	14,559
Paid related to:
Current year	5,049	4,971	3,974
Prior years	11,270	12,240	16,022
Total paid	16,319	17,211	19,996
Net balance at December 31	158,463	109,040	108,966
Plus: reinsurance recoverable	223,865	167,315	162,711
Balance at December 31	$382,328	$276,355	$271,677

The liability for incurred losses and loss adjustment expenses (net of reinsurance recoverable of $223.9 million) increased by $49.4 million in 2011.

Note 19.  Contingent Liabilities and Commitments

We lease a portion of its rental equipment and certain of its facilities under operating leases with terms that expire at various dates substantially through 2018. As of March 31, 2012, AMERCO has guaranteed $145.3 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, we have the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. AMERCO has been leasing equipment since 1987 and has experienced no material losses relating to these types of residual value guarantees.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Lease expenses were as follows:

	Years Ended March 31,
	2012	2011	2010
	(In thousands)
Lease expense	$131,215	$150,809	$156,951

Lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
		(In thousands)
Year-ended March 31:
2012	$14,435	$98,068	$112,503
2013	12,991	80,399	93,390
2014	2,818	56,868	59,686
2015	645	28,993	29,638
2016	542	10,993	11,535
Thereafter	5,612	13,019	18,631
Total	$37,043	$288,340	$325,383

Note 20.  Contingencies

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

On remand, on July 22, 2011, AMERCO filed a Motion for Summary Judgment based upon the Shareholder’s Ratification of the SAC transactions. In addition, on August 29, 2011, certain defendants filed a Motion to Dismiss Plaintiffs’ Claim for Wrongful Interference with Prospective Economic Advantage. On August 31, 2011, the trial court held a status conference and entered an order setting forth the briefing schedule for the two motions. On December 23, 2011, the trial court denied AMERCO’s motion for summary judgment and certain defendants’ motion to dismiss. The court has set a discovery schedule on the limited issue of demand futility.  A four day evidentiary hearing on demand futility is scheduled to begin on August 20, 2012.

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

Other

We are named as a defendant in various other litigation and claims arising out of the normal course of business. In management’s opinion, none of these other matters will have a material effect on our financial position and results of operations.

Note 21.  Related Party Transactions

As set forth in the Audit Committee Charter and consistent with NASDAQ Listing Rules, the Company’s Audit Committee (the “Audit Committee”) reviews and maintains oversight over related party transactions which are required to be disclosed under the Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, all such related party transactions are submitted to the Audit Committee for ongoing review and oversight. Our internal processes ensure that our legal and finance departments identify and monitor potential related party transactions which may require disclosure and Audit Committee oversight.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

AMERCO has engaged in related party transactions and has continuing related party interests with certain major stockholders, directors and officers of the consolidated group as disclosed below. Management believes that the transactions described below and in the related notes were completed on terms substantially equivalent to those that would prevail in arm’s-length transactions.

SAC Holdings was established in order to acquire self-storage properties. These properties are being managed by us pursuant to management agreements. In the past, we sold various self-storage properties to SAC Holdings, and such sales provided significant cash flows to us.

Management believes that the sales of self-storage properties to SAC Holdings has provided a unique structure for us to earn moving equipment rental revenues and property management fee revenues from the SAC Holdings self-storage properties that we manage.

Related Party Revenues

	Years Ended March 31,
	2012	2011	2010
	(In thousands)
U-Haul interest income revenue from SAC Holdings	$19,364	$19,163	$18,900
U-Haul interest income revenue from Private Mini	5,431	5,451	5,333
U-Haul management fee revenue from SAC Holdings	18,306	16,873	16,321
U-Haul management fee revenue from Private Mini	2,226	2,174	2,202
U-Haul management fee revenue from Mercury	2,734	3,085	3,109
	$48,061	$46,746	$45,865

During fiscal 2012, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Mark V. Shoen, a significant shareholder of AMERCO. We do not have an equity ownership interest in SAC Holdings. We received cash interest payments of $17.8 million, $15.8 million and $13.9 million, from SAC Holdings during fiscal 2012, 2011 and 2010, respectively. The largest aggregate amount of notes receivable outstanding during fiscal 2012 was $196.2 million and the aggregate notes receivable balance at March 31, 2012 was $195.4 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturities of these notes are between 2019 and 2024. Due to repayments in April 2012 and May 2012 the total notes receivable balance decreased by $113.5 million.

Interest accrues on the outstanding principal balance of junior notes of SAC Holdings that we hold at a 9.0% rate per annum. A fixed portion of that basic interest is paid on a monthly basis. Additional interest can be earned on notes totaling $122.1 million of principal depending upon the amount of remaining basic interest and the cash flow generated by the underlying property. After the April 2012 and May 2012 repayments this amount has been reduced to $8.7 million. This amount is referred to as the “cash flow-based calculation.”

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

During fiscal 2012, AMERCO and U-Haul held various junior notes issued by Private Mini Storage Realty, L.P. (“Private Mini”). The equity interests of Private Mini are ultimately controlled by Blackwater. We received cash interest payments of $5.4 million, $5.5 million and $5.3 million, from Private Mini during fiscal 2012, 2011 and 2010, respectively. The largest aggregate amount outstanding during fiscal 2012 was $66.7 million. The balance of notes receivable from Private Mini at March 31, 2012 was $66.3 million.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $22.5 million, $22.0 million and $22.6 million from the above mentioned entities during fiscal 2012, 2011 and 2010, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen.  James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

Related Party Costs and Expenses

	Years Ended March 31,
	2012	2011	2010
	(In thousands)
U-Haul lease expenses to SAC Holdings	$2,430	$2,491	$2,446
U-Haul commission expenses to SAC Holdings	39,167	34,858	32,621
U-Haul commission expenses to Private Mini	2,523	2,399	2,116
	$44,120	$39,748	$37,183

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At March 31, 2012, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenue.

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $45.3 million, expenses of $2.4 million and cash flows of $41.8 million during fiscal 2012. Revenues and commission expenses related to the Dealer Agreements were $194.1 million and $41.7 million, respectively for fiscal 2012.

We adopted ASU 2009-17, which amends the FASB ASC for the issuance of FASB Statement 167, Amendments to FASB Interpretation 46(R), as of April 1, 2010. Management determined that the junior notes of SAC Holdings and Private Mini and the management agreements with SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini represent potential variable interests for us. Management evaluated whether it should be identified as the primary beneficiary of one or more of these VIE’s using a two step approach in which management (i) identified all other parties that hold interests in the VIE’s, and (ii) determined if any variable interest holder has the power to direct the activities of the VIE’s that most significantly impact their economic performance.

Management determined that they do not have a variable interest in the holding entities Mercury, 4 SAC, 5 SAC, or Galaxy through management agreements which are with the individual operating entities or through the issuance of junior debt therefore we are precluded from consolidating these entities, which is consistent with the accounting treatment immediately prior to adopting ASU 2009-17.

We have junior debt with the holding entities SAC Holding Corporation, SAC Holding II Corporation, and Private Mini which represents a variable interest in each individual entity. Though we have certain protective rights within these debt agreements, we have no present influence or control over these holding entities unless their protective rights become exercisable, which management considers unlikely based on their payment history. As a result, we have no basis under ASC 810 - Consolidation (“ASC 810”) to consolidate these entities, which is consistent with the accounting treatment immediately prior to adopting ASU 2009-17.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

We do not have the power to direct the activities that most significantly impact the economic performance of the individual operating entities which have management agreements with U-Haul. Through control of the holding entities assets, and its ability and history of making key decisions relating to the entity and its assets, Blackwater, and its owner, are the variable interest holder with the power to direct the activities that most significantly impact each of the individual holding entities and the individual operating entities’ performance.  As a result, we have no basis under ASC 810 to consolidate these entities, which is consistent with the accounting treatment immediately prior to adopting ASU 2009-17.

We have not provided financial or other support explicitly or implicitly during the fiscal year ended March 31, 2012 to any of these entities that it was not previously contractually required to provide. The carrying amount and classification of the assets and liabilities in our balance sheets that relate to our variable interests in the aforementioned entities are as follows, which approximate the maximum exposure to loss as a result of our involvement with these entities:

Related Party Assets

	March 31,
	2012	2011
	(In thousands)
U-Haul notes, receivables and interest from Private Mini	$68,798	$69,201
U-Haul notes receivable from SAC Holdings	195,426	196,191
U-Haul interest receivable from SAC Holdings	18,667	17,096
U-Haul receivable from SAC Holdings	30,297	16,346
U-Haul receivable from Mercury	3,195	3,534
Other (a)	(226)	(400)
	$316,157	$301,968

(a)	Timing differences for intercompany balances with insurance subsidiaries.

Between January 1, 2009 and March 31, 2011 our insurance subsidiaries purchased 308,300 shares of Series A Preferred on the open market for $7.2 million.

In April 2012, we received $52.2 million from SAC Holding Corporation as full repayment of principal and accrued interest for one of its junior notes. Also in April 2012 and May 2012, we received $46.0 million and $20.4 million, respectively from SAC Holding II Corporation as partial repayment on its junior note.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 22.  Statutory Financial Information of Insurance Subsidiaries

Applicable laws and regulations of the State of Arizona require Property and Casualty Insurance and Life Insurance to maintain minimum capital and surplus determined in accordance with statutory accounting principles. Audited statutory net income (loss) and statutory capital and surplus for the years ended are listed below:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Repwest:
Audited statutory net income (loss)	$(37,417)	$6,946	$6,016
Audited statutory capital and surplus	77,285	125,102	118,447
NAFCIC*:
Audited statutory net income (loss)	-	-	(6)
Audited statutory capital and surplus	-	-	3,019
ARCOA:
Audited statutory net income (loss)	(362)	(773)	96
Audited statutory capital and surplus	2,469	2,769	3,566
Oxford:
Audited statutory net income	1,677	4,640	3,277
Audited statutory capital and surplus	129,445	129,173	133,867
CFLIC:
Audited statutory net income	8,513	4,347	6,439
Audited statutory capital and surplus	36,200	32,799	39,784
NAI:
Audited statutory net income (loss)	(4,151)	(857)	847
Audited statutory capital and surplus	11,564	11,265	9,301
DGLIC:
Audited statutory net income	1,828	796	347
Audited statutory capital and surplus	7,276	5,966	5,115

* Dissolved in August 2010.

The amount of dividends that can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. The statutory surplus for Repwest at December 31, 2011 that could be distributed as ordinary dividends was $7.7 million. Repwest distributed a dividend of $6.8 million in property to AMERCO in December 2011. The statutory surplus for Oxford at December 31, 2011 that could be distributed as ordinary dividends was $3.2 million. Oxford did not pay a dividend to AMERCO in 2011.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 23.  Financial Information by Geographic Area

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2012
Total revenues	$2,355,208	$147,467	$2,502,675
Depreciation and amortization, net of (gains) losses on disposal	214,800	7,892	222,692
Interest expense	89,730	641	90,371
Pretax earnings	302,748	22,888	325,636
Income tax expense	114,050	6,219	120,269
Identifiable assets	4,518,772	135,279	4,654,051

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2011
Total revenues	$2,110,513	$130,762	$2,241,275
Depreciation and amortization, net of (gains) losses on disposal	192,328	6,432	198,760
Interest expense	87,717	664	88,381
Pretax earnings	270,695	18,619	289,314
Income tax expense	100,212	5,527	105,739
Identifiable assets	4,061,648	129,785	4,191,433

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2010
Total revenues	$1,886,990	$115,015	$2,002,005
Depreciation and amortization, net of (gains) losses on disposal	229,136	6,062	235,198
Interest expense	92,756	591	93,347
Pretax earnings	89,350	10,840	100,190
Income tax expense (benefit)	34,646	(79)	34,567
Identifiable assets	3,646,684	115,770	3,762,454

Note 23A.  Consolidating Financial Information by Industry Segment

AMERCO’s three reportable segments are:

•	Moving and Storage, comprised of AMERCO, U-Haul, and Real Estate and the subsidiaries of U-Haul and Real Estate,

•	Property and Casualty Insurance, comprised of Repwest and its subsidiaries and ARCOA,

•	Life Insurance, comprised of Oxford and its subsidiaries.

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 23A. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of March 31, 2012 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$201,502	$106,951	$775	$-		$309,228	$15,462	$25,410	$-		$350,100
Reinsurance recoverables and trade receivables, net	-	37,103	-	-		37,103	231,211	29,660	-		297,974
Inventories, net	-	58,735	-	-		58,735	-	-	-		58,735
Prepaid expenses	9,496	32,051	311	-		41,858	-	-	-		41,858
Investments, fixed maturities and marketable equities	17,028	-	-	-		17,028	132,270	617,494	-		766,792
Investments, other	-	9,880	42,453	-		52,333	81,837	131,461	-		265,631
Deferred policy acquisition costs, net	-	-	-	-		-	-	63,914	-		63,914
Other assets	483	91,761	26,571	-		118,815	1,507	203	-		120,525
Related party assets	1,201,385	261,341	9	(1,144,545)	(c)	318,190	7,542	482	(10,057)	(c)	316,157
	1,429,894	597,822	70,119	(1,144,545)		953,290	469,829	868,624	(10,057)		2,281,686

Investment in subsidiaries	8,168	-	-	331,461	(b)	339,629	-	-	(339,629)	(b)	-

Property, plant and equipment, at cost:
Land	-	67,558	213,582	-		281,140	-	-	-		281,140
Buildings and improvements	-	162,351	924,768	-		1,087,119	-	-	-		1,087,119
Furniture and equipment	138	289,601	18,381	-		308,120	-	-	-		308,120
Rental trailers and other rental equipment	-	255,010	-	-		255,010	-	-	-		255,010
Rental trucks	-	1,856,433	-	-		1,856,433	-	-	-		1,856,433
	138	2,630,953	1,156,731	-		3,787,822	-	-	-		3,787,822
Less: Accumulated depreciation	(115)	(1,056,854)	(358,488)	-		(1,415,457)	-	-	-		(1,415,457)
Total property, plant and equipment	23	1,574,099	798,243	-		2,372,365	-	-	-		2,372,365
Total assets	$1,438,085	$2,171,921	$868,362	$(813,084)		$3,665,284	$469,829	$868,624	$(349,686)		$4,654,051

(a) Balances as of December 31, 2011
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating balance sheets by industry segment as of March 31, 2012 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$1,875	$319,780	$3,611	$-		$325,266	$-	$10,060	$-		$335,326
Notes, loans and leases payable	-	769,497	716,714	-		1,486,211	-	-	-		1,486,211
Policy benefits and losses, claims and loss expenses payable	-	380,140	-	-		380,140	382,939	382,864	-		1,145,943
Liabilities from investment contracts	-	-	-	-		-	-	240,961	-		240,961
Other policyholders' funds and liabilities	-	-	-	-		-	3,438	3,835	-		7,273
Deferred income	-	31,525	-	-		31,525	-	-	-		31,525
Deferred income taxes	397,992	-	-	-		397,992	(41,945)	14,945	-		370,992
Related party liabilities	-	855,016	297,859	(1,144,545)	(c)	8,330	1,555	172	(10,057)	(c)	-
Total liabilities	399,867	2,355,958	1,018,184	(1,144,545)		2,629,464	345,987	652,837	(10,057)		3,618,231

Stockholders' equity :
Series preferred stock:
Series A preferred stock	-	-	-	-		-	-	-	-		-
Series B preferred stock	-	-	-	-		-	-	-	-		-
Series A common stock	-	-	-	-		-	-	-	-		-
Common stock	10,497	540	1	(541)	(b)	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	433,953	121,230	147,941	(269,171)	(b)	433,953	89,620	26,271	(116,101)	(b)	433,743
Accumulated other comprehensive income (loss)	(45,436)	(66,302)	-	66,302	(b)	(45,436)	2,255	23,888	(26,143)	(b)	(45,436)
Retained earnings (deficit)	1,316,854	(237,107)	(297,764)	534,871	(b)	1,316,854	28,666	163,128	(191,584)	(b)	1,317,064
Cost of common shares in treasury, net	(525,653)	-	-	-		(525,653)	-	-	-		(525,653)
Cost of preferred shares in treasury, net	(151,997)	-	-	-		(151,997)	-	-	-		(151,997)
Unearned employee stock ownership plan shares	-	(2,398)	-	-		(2,398)	-	-	-		(2,398)
Total stockholders' equity (deficit)	1,038,218	(184,037)	(149,822)	331,461		1,035,820	123,842	215,787	(339,629)		1,035,820
Total liabilities and stockholders' equity	$1,438,085	$2,171,921	$868,362	$(813,084)		$3,665,284	$469,829	$868,624	$(349,686)		$4,654,051

(a) Balances as of December 31, 2011
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating balance sheets by industry segment as of March 31, 2011 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$250,104	$72,634	$757	$-		$323,495	$14,700	$37,301	$-		$375,496
Reinsurance recoverables and trade receivables, net	-	19,210	-	-		19,210	173,256	28,184	-		220,650
Inventories, net	-	59,942	-	-		59,942	-	-	-		59,942
Prepaid expenses	15,966	41,533	125	-		57,624	-	-	-		57,624
Investments, fixed maturities and marketable equities	22,946	-	-	-		22,946	126,240	518,620	(7,997)	(d)	659,809
Investments, other	-	10,385	18,605	-		28,990	90,615	82,263	-		201,868
Deferred policy acquisition costs, net	-	-	-	-		-	-	52,870	-		52,870
Other assets	2,863	134,330	28,251	-		165,444	877	312	-		166,633
Related party assets	1,146,296	247,024	72	(1,089,457)	(c)	303,935	2,801	-	(4,768)	(c)	301,968
	1,438,175	585,058	47,810	(1,089,457)		981,586	408,489	719,550	(12,765)		2,096,860

Investment in subsidiaries	(138,714)	-	-	482,025	(b)	343,311	-	-	(343,311)	(b)	-

Property, plant and equipment, at cost:
Land	-	46,651	192,526	-		239,177	-	-	-		239,177
Buildings and improvements	-	150,585	874,084	-		1,024,669	-	-	-		1,024,669
Furniture and equipment	203	292,242	18,226	-		310,671	-	-	-		310,671
Rental trailers and other rental equipment	-	249,700	-	-		249,700	-	-	-		249,700
Rental trucks	-	1,611,763	-	-		1,611,763	-	-	-		1,611,763
	203	2,350,941	1,084,836	-		3,435,980	-	-	-		3,435,980
Less: Accumulated depreciation	(176)	(996,192)	(345,039)	-		(1,341,407)	-	-	-		(1,341,407)
Total property, plant and equipment	27	1,354,749	739,797	-		2,094,573	-	-	-		2,094,573
Total assets	$1,299,488	$1,939,807	$787,607	$(607,432)		$3,419,470	$408,489	$719,550	$(356,076)		$4,191,433

(a) Balances as of December 31, 2010
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables
(d) Eliminate intercompany preferred stock investment

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating balance sheets by industry segment as of March 31, 2011 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated
	(In thousands)

Liabilities:
Accounts payable and accrued expenses	$854	$294,387	$3,729	$-		$298,970	$-	$5,036	$-			$304,006
Notes, loans and leases payable	-	693,801	704,041	-		1,397,842	-	-	-			1,397,842
Policy benefits and losses, claims and loss expenses payable	-	397,381	-	-		397,381	276,726	260,127	-			934,234
Liabilities from investment contracts	-	-	-	-		-	-	255,134	-			255,134
Other policyholders' funds and liabilities	-	-	-	-		-	4,820	3,911	-			8,731
Deferred income	-	27,209	-	-		27,209	-	-	-			27,209
Deferred income taxes	294,518	-	-	-		294,518	(29,519)	6,541	(283)	(d)		271,257
Related party liabilities	-	858,655	233,618	(1,089,457)	(c)	2,816	1,816	136	(4,768)	(c)		-
Total liabilities	295,372	2,271,433	941,388	(1,089,457)		2,418,736	253,843	530,885	(5,051)			3,198,413
Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-		-	-	-	-			-
Series B preferred stock	-	-	-	-		-	-	-	-			-
Series A common stock	-	-	-	-		-	-	-	-			-
Common stock	10,497	540	1	(541)	(b)	10,497	3,301	2,500	(5,801)	(b)		10,497
Additional paid-in capital	432,611	121,230	147,941	(269,171)	(b)	432,611	89,620	26,271	(123,290)	(b,d	)	425,212
Accumulated other comprehensive loss	(45,942)	(57,328)	-	57,328	(b)	(45,942)	2,707	9,951	(13,183)	(b,d	)	(46,467)
Retained earnings (deficit)	1,139,792	(392,686)	(301,723)	694,409	(b)	1,139,792	59,018	149,943	(208,751)	(b,d	)	1,140,002
Cost of common shares in treasury, net	(525,653)	-	-	-		(525,653)	-	-	-			(525,653)
Cost of preferred shares in treasury, net	(7,189)	-	-	-		(7,189)	-	-	-			(7,189)
Unearned employee stock ownership plan shares	-	(3,382)	-	-		(3,382)	-	-	-			(3,382)
Total stockholders' equity (deficit)	1,004,116	(331,626)	(153,781)	482,025		1,000,734	154,646	188,665	(351,025)			993,020
Total liabilities and stockholders' equity	$1,299,488	$1,939,807	$787,607	$(607,432)		$3,419,470	$408,489	$719,550	$(356,076)			$4,191,433

(a) Balances as of December 31, 2010
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables
(d) Eliminate intercompany preferred stock investment

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating statements of operations by industry segment for period ending March 31, 2012 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$1,679,963	$-	$-		$1,679,963	$-	$-	$(1,707)	(c)		$1,678,256
Self-storage revenues	-	133,070	1,306	-		134,376	-	-	-			134,376
Self-moving & self-storage products & service sales	-	213,854	-	-		213,854	-	-	-			213,854
Property management fees	-	23,266	-	-		23,266	-	-	-			23,266
Life insurance premiums	-	-	-	-		-	-	277,562	-			277,562
Property and casualty insurance premiums	-	-	-	-		-	32,631	-	-			32,631
Net investment and interest income	5,857	20,577	698	-		27,132	9,955	28,775	(1,662)	(b,e	)	64,200
Other revenue	228	83,894	80,318	(86,108)	(b)	78,332	-	1,585	(1,387)	(b)		78,530
Total revenues	6,085	2,154,624	82,322	(86,108)		2,156,923	42,586	307,922	(4,756)			2,502,675

Costs and expenses:
Operating expenses	9,081	1,121,681	9,468	(86,108)	(b)	1,054,122	13,270	28,885	(3,087)	(b,c	)	1,093,190
Commission expenses	-	212,190	-	-		212,190	-	-	-			212,190
Cost of sales	-	116,542	-	-		116,542	-	-	-			116,542
Benefits and losses	-	-	-	-		-	65,742	245,097	-			310,839
Amortization of deferred policy acquisition costs	-	-	-	-		-	-	13,791	-			13,791
Lease expense	93	132,286	23	-		132,402	-	-	(1,187)	(b)		131,215
Depreciation, net of (gains) losses on disposals	5	195,469	13,427	-		208,901	-	-	-			208,901
Total costs and expenses	9,179	1,778,168	22,918	(86,108)		1,724,157	79,012	287,773	(4,274)			2,086,668

Earnings (loss) from operations before equity in earnings of subsidiaries	(3,094)	376,456	59,404	-		432,766	(36,426)	20,149	(482)			416,007

Equity in earnings of subsidiaries	149,160	-	-	(159,538)	(d)	(10,378)	-	-	10,378	(d)		-

Earnings (loss) from operations	146,066	376,456	59,404	(159,538)		422,388	(36,426)	20,149	9,896			416,007
Interest income (expense)	94,278	(132,781)	(52,022)	-		(90,525)	-	-	154	(b)		(90,371)
Pretax earnings (loss)	240,344	243,675	7,382	(159,538)		331,863	(36,426)	20,149	10,050			325,636
Income tax benefit (expense)	(34,649)	(88,096)	(3,423)	-		(126,168)	12,863	(6,964)	-			(120,269)
Net earnings (loss)	205,695	155,579	3,959	(159,538)		205,695	(23,563)	13,185	10,050			205,367
Less: Excess of redemption value over carrying value of preferred shares redeemed	(5,908)	-	-	-		(5,908)	-	-	-			(5,908)
Less: Preferred stock dividends	(3,241)	-	-	-		(3,241)	-	-	328	(e)		(2,913)
Earnings (loss) available to common shareholders	$196,546	$155,579	$3,959	$(159,538)		$196,546	$(23,563)	$13,185	$10,378			$196,546
(a) Balances for the year ended December 31, 2011
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries
(e) Eliminate preferred stock dividends paid to affiliates

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating statements of operations by industry segment for period ending March 31, 2011 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$1,549,058	$-	$-		$1,549,058	$-	$-	$(2,043)	(c)		$1,547,015
Self-storage revenues	-	119,359	1,339	-		120,698	-	-	-			120,698
Self-moving & self-storage products & service sales	-	205,570	-	-		205,570	-	-	-			205,570
Property management fees	-	22,132	-	-		22,132	-	-	-			22,132
Life insurance premiums	-	-	-	-		-	-	206,992	-			206,992
Property and casualty insurance premiums	-	-	-	-		-	30,704	-	-			30,704
Net investment and interest income	5,140	20,562	-	-		25,702	7,959	20,738	(1,738)	(b,e	)	52,661
Other revenue	20	60,230	77,947	(83,531)	(b)	54,666	-	2,181	(1,344)	(b)		55,503
Total revenues	5,160	1,976,911	79,286	(83,531)		1,977,826	38,663	229,911	(5,125)			2,241,275

Costs and expenses:
Operating expenses	7,489	1,050,921	9,473	(83,531)	(b)	984,352	15,824	29,754	(3,353)	(b,c	)	1,026,577
Commission expenses	-	190,981	-	-		190,981	-	-	-			190,981
Cost of sales	-	106,024	-	-		106,024	-	-	-			106,024
Benefits and losses	-	-	-	-		-	17,201	173,228	-			190,429
Amortization of deferred policy acquisition costs	-	-	-	-		-	-	9,494	-			9,494
Lease expense	90	151,918	22	-		152,030	-	-	(1,221)	(b)		150,809
Depreciation, net of (gains) losses on disposals	9	177,116	12,141	-		189,266	-	-	-			189,266
Total costs and expenses	7,588	1,676,960	21,636	(83,531)		1,622,653	33,025	212,476	(4,574)			1,863,580

Earnings (loss) from operations before equity in earnings of subsidiaries	(2,428)	299,951	57,650	-		355,173	5,638	17,435	(551)			377,695

Equity in earnings of subsidiaries	132,570	-	-	(117,643)	(d)	14,927	-	-	(14,927)	(d)		-

Earnings from operations	130,142	299,951	57,650	(117,643)		370,100	5,638	17,435	(15,478)			377,695
Interest income (expense)	85,584	(129,516)	(44,449)	-		(88,381)	-	-	-			(88,381)
Pretax earnings (loss)	215,726	170,435	13,201	(117,643)		281,719	5,638	17,435	(15,478)			289,314
Income tax benefit (expense)	(31,600)	(60,342)	(5,651)	-		(97,593)	(1,831)	(6,315)	-			(105,739)
Net earnings (loss)	184,126	110,093	7,550	(117,643)		184,126	3,807	11,120	(15,478)			183,575
Less: Excess of redemption value over carrying value of preferred shares redeemed	-	-	-	-		-	-	-	(178)			(178)
Less: Preferred stock dividends	(12,963)	-	-	-		(12,963)	-	-	551	(e)		(12,412)
Earnings (loss) available to common shareholders	$171,163	$110,093	$7,550	$(117,643)		$171,163	$3,807	$11,120	$(15,105)			$170,985
(a) Balances for the year ended December 31, 2010
(b) Eliminate intercompany lease income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries
(e) Elimination of preferred stock dividend paid to affiliate

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating statements of operations by industry segment for period ending March 31, 2010 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$1,421,331	$-	$-		$1,421,331	$-	$-	$(1,605)	(c)		$1,419,726
Self-storage revenues	-	109,047	1,322	-		110,369	-	-	-			110,369
Self-moving & self-storage products & service sales	-	198,785	-	-		198,785	-	-	-			198,785
Property management fees	-	21,632	-	-		21,632	-	-	-			21,632
Life insurance premiums	-	-	-	-		-	-	134,345	-			134,345
Property and casualty insurance premiums	-	-	-	-		-	27,625	-	-			27,625
Net investment and interest income	4,390	21,665	-	-		26,055	6,765	18,463	(1,294)	(b,e	)	49,989
Other revenue	-	43,836	74,481	(80,167)	(b)	38,150	-	2,917	(1,533)	(b)		39,534
Total revenues	4,390	1,816,296	75,803	(80,167)		1,816,322	34,390	155,725	(4,432)			2,002,005

Costs and expenses:
Operating expenses	8,120	1,050,844	8,064	(80,167)	(b)	986,861	13,552	24,752	(3,104)	(b,c	)	1,022,061
Commission expenses	-	169,104	-	-		169,104	-	-	-			169,104
Cost of sales	-	104,049	-	-		104,049	-	-	-			104,049
Benefits and losses	-	-	-	-		-	14,559	106,546	-			121,105
Amortization of deferred policy acquisition costs	-	-	-	-		-	-	7,569	-			7,569
Lease expense	85	158,079	8	-		158,172	-	-	(1,221)	(b)		156,951
Depreciation, net of (gains) losses on disposals	17	214,625	12,987	-		227,629	-	-	-			227,629
Total costs and expenses	8,222	1,696,701	21,059	(80,167)		1,645,815	28,111	138,867	(4,325)			1,808,468

Earnings (loss) from operations before equity in earnings of subsidiaries	(3,832)	119,595	54,744	-		170,507	6,279	16,858	(107)			193,537

Equity in earnings of subsidiaries	7,208	-	-	7,614	(d)	14,822	-	-	(14,822)	(d)		-

Earnings from operations	3,376	119,595	54,744	7,614		185,329	6,279	16,858	(14,929)			193,537
Interest income (expense)	96,274	(155,519)	(34,102)	-		(93,347)	-	-	-			(93,347)
Pretax earnings (loss)	99,650	(35,924)	20,642	7,614		91,982	6,279	16,858	(14,929)			100,190
Income tax benefit (expense)	(33,920)	16,368	(8,700)	-		(26,252)	(1,796)	(6,519)	-			(34,567)
Net earnings (loss)	65,730	(19,556)	11,942	7,614		65,730	4,483	10,339	(14,929)			65,623
Less: Excess of redemption value over carrying value of preferred shares redeemed	-	-	-	-		-	-	-	388			388
Less: Preferred stock dividends	(12,963)	-	-	-		(12,963)	-	-	107	(e)		(12,856)
Earnings (loss) available to common shareholders	$52,767	$(19,556)	$11,942	$7,614		$52,767	$4,483	$10,339	$(14,434)			$53,155
(a) Balances for the year ended December 31, 2009
(b) Eliminate intercompany lease income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries
(e) Elimination of preferred stock dividend paid to affiliate

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating cash flow statements by industry segment for the year ended March 31, 2012, are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated

Cash flows from operating activities:	(In thousands)
Net earnings (loss)	$205,695	$155,579	$3,959	$(159,538)	$205,695	$(23,563)	$13,185	$10,050		$205,367
Earnings from consolidated entities	(149,160)	-	-	159,538	10,378	-	-	(10,378)		-
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	5	216,116	13,668	-	229,789	-	-	-		229,789
Amortization of deferred policy acquisition costs	-	-	-	-	-	-	13,791	-		13,791
Change in allowance for losses on trade receivables	-	(206)	-	-	(206)	-	(2)	-		(208)
Change in allowance for inventory reserve	-	1,382	-	-	1,382	-	-	-		1,382
Net gain on sale of real and personal property	-	(20,647)	(241)	-	(20,888)	-	-	-		(20,888)
Net gain on sale of investments	(488)	-	-	-	(488)	(810)	(4,281)	-		(5,579)
Deferred income taxes	109,680	-	-	-	109,680	(12,181)	6,861	-		104,360
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(17,683)	-	-	(17,683)	(57,955)	(1,477)	-		(77,115)
Inventories	-	(173)	-	-	(173)	-	-	-		(173)
Prepaid expenses	6,470	9,464	(186)	-	15,748	-	-	-		15,748
Capitalization of deferred policy acquisition costs	-	-	-	-	-	-	(23,166)	-		(23,166)
Other assets	2,380	1,852	2,282	-	6,514	(630)	108	-		5,992
Related party assets	-	(14,301)	63	-	(14,238)	(4,730)	(479)	(5,237)	(b)	(24,684)
Accounts payable and accrued expenses	4,163	14,215	(228)	-	18,150	-	1,319	-		19,469
Policy benefits and losses, claims and loss expenses payable	-	(16,621)	-	-	(16,621)	106,213	122,738	-		212,330
Other policyholders' funds and liabilities	-	-	-	-	-	(1,382)	(76)	-		(1,458)
Deferred income	-	4,367	-	-	4,367	-	-	-		4,367
Related party liabilities	-	5,514	-	-	5,514	(272)	39	-		5,281
Net cash provided (used) by operating activities	178,745	338,858	19,317	-	536,920	4,690	128,560	(5,565)		664,605

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(1)	(524,298)	(65,500)	-	(589,799)	-	-	-		(589,799)
Short term investments	-	-	-	-	-	(63,126)	(228,496)	5,237	(b)	(286,385)
Fixed maturities investments	-	-	-	-	-	(34,965)	(185,139)	-		(220,104)
Equity securities	(8,855)	-	-	-	(8,855)	(193)	-	-		(9,048)
Preferred stock	-	-	-	-	-	(2,717)	-	-		(2,717)
Real estate	-	-	(5,064)	-	(5,064)	(165)	(2,600)	-		(7,829)
Mortgage loans	-	(8,758)	(64,469)	-	(73,227)	(45,189)	(33,184)	24,437	(b)	(127,163)
Proceeds from sales of:
Property, plant and equipment	-	168,386	526	-	168,912	-	-	-		168,912
Short term investments	-	-	-	-	-	95,971	204,860	-		300,831
Fixed maturities investments	-	-	-	-	-	22,982	105,504	-		128,486
Equity securities	8,800	-	-	-	8,800	1,422	-	-		10,222
Preferred stock	-	-	-	-	-	7,352	2,708	(7,708)	(b)	2,352
Real estate	-	-	-	-	-	310	130	-		440
Mortgage loans	-	9,263	45,685	-	54,948	14,390	9,939	(24,437)	(b)	54,840
Net cash provided (used) by investing activities	(56)	(355,407)	(88,822)	-	(444,285)	(3,928)	(126,278)	(2,471)		(576,962)
	(page1of2)
(a) Balance for the period ended December 31, 2011
(b) Eliminate intercompany investments

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2012, are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated

Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	-	153,860	83,920	-	237,780	-	-	-		237,780
Principal repayments on credit facilities	-	(130,641)	(71,247)	-	(201,888)	-	-	-		(201,888)
Debt issuance costs	-	(1,402)	(602)	-	(2,004)	-	-	-		(2,004)
Capital lease payments	-	(8,328)	-	-	(8,328)	-	-	-		(8,328)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	984	-	-	984	-	-	-		984
Securitization deposits	-	42,088	-		42,088	-	-	-		42,088
Proceeds from (repayment of) intercompany loans	(52,051)	(5,401)	57,452	-	-	-	-	-		-
Preferred stock redemption paid	(151,997)	-	-		(151,997)	-	-	7,708	(b)	(144,289)
Preferred stock dividends paid	(3,241)	-	-	-	(3,241)	-	-	328	(c)	(2,913)
Common stock dividends paid	(19,484)	-	-	-	(19,484)	-	-	-		(19,484)
Contribution to related party	(518)	-	-		(518)	-	-	-		(518)
Investment contract deposits	-	-	-	-	-	-	13,854	-		13,854
Investment contract withdrawals	-	-	-	-	-	-	(28,027)	-		(28,027)
Net cash provided (used) by financing activities	(227,291)	51,160	69,523	-	(106,608)	-	(14,173)	8,036		(112,745)

Effects of exchange rate on cash	-	(294)	-	-	(294)	-	-	-		(294)

Increase (decrease) in cash and cash equivalents	(48,602)	34,317	18	-	(14,267)	762	(11,891)	-		(25,396)
Cash and cash equivalents at beginning of period	250,104	72,634	757	-	323,495	14,700	37,301	-		375,496
Cash and cash equivalents at end of period	$201,502	$106,951	$775	$-	$309,228	$15,462	$25,410	$-		$350,100
	(page 2 of 2)
(a) Balance for the period ended December 31, 2011
(b) Eliminate intercompany investments
(c) Eliminate preferred stock dividends paid to affiliate

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating cash flow statements by industry segment for the year ended March 31, 2011, are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings	$184,126	$110,093	$7,550	$(117,643)	$184,126	$3,807	$11,120	$(15,478)		$183,575
Earnings from consolidated subsidiaries	(132,570)	-	-	117,643	(14,927)	-	-	14,927		-
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	9	198,991	13,324	-	212,324	-	-	-		212,324
Amortization of deferred policy acquisition costs	-	-	-	-	-	-	9,494	-		9,494
Change in allowance for losses on trade receivables	-	30	-	-	30	-	(2)	-		28
Change in allowance for inventory reserve	-	(674)	-	-	(674)	-	-	-		(674)
Net gain on sale of real and personal property	-	(21,875)	(1,183)	-	(23,058)	-	-	-		(23,058)
Net (gain) loss on sale of investments	(65)	(11)	-	-	(76)	285	(1,344)	-		(1,135)
Deferred income taxes	73,790	-	-	-	73,790	1,960	5,148	-		80,898
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(1,443)	-	-	(1,443)	(5,137)	614	-		(5,966)
Inventories	-	(6,431)	-	-	(6,431)	-	-	-		(6,431)
Prepaid expenses	(15,966)	11,773	(51)	-	(4,244)	-	-	-		(4,244)
Capitalization of deferred policy acquisition costs	-	-	-	-	-	-	(25,239)	-		(25,239)
Other assets	34,937	(6,695)	238	-	28,480	30	205	-		28,715
Related party assets	273	55	(64)	-	264	(351)	-	-		(87)
Accounts payable and accrued expenses	(8,603)	18,923	(486)	-	9,834	-	2,713	-		12,547
Policy benefits and losses, claims and loss expenses payable	-	10,994	-	-	10,994	4,288	94,052	-		109,334
Other policyholders' funds and liabilities	-	-	-	-	-	(789)	1,355	-		566
Deferred income	-	1,967	-	-	1,967	-	-	-		1,967
Related party liabilities	-	83	-	-	83	157	9	-		249
Net cash provided (used) by operating activities	135,931	315,780	19,328	-	471,039	4,250	98,125	(551)		572,863

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(5)	(407,526)	(72,887)	-	(480,418)	-	-	-		(480,418)
Short term investments	-	-	-	-	-	(76,381)	(184,385)	-		(260,766)
Fixed maturities investments	-	-	-	-	-	(34,580)	(181,351)	-		(215,931)
Equity securities	(8,253)	-	-	-	(8,253)	(3,297)	-	-		(11,550)
Preferred stock	-	-	-	-	-	(11,644)	(2,708)	-		(14,352)
Real estate	-	-	-	-	-	(76)	(117)	-		(193)
Mortgage loans	-	(13,117)	(8,692)	-	(21,809)	(13,244)	(7,395)	3,890	(b)	(38,558)
Other investments	-	-	-	-	-	-	(2,000)	-		(2,000)
Proceeds from sales of:
Property, plant and equipment	-	179,043	1,368	-	180,411	-	-	-		180,411
Short term investments	-	-	-	-	-	99,112	211,083	-		310,195
Fixed maturities investments	-	-	-	-	-	23,275	108,706	-		131,981
Equity securities	1,065	-	-	-	1,065	133	-	-		1,198
Preferred stock	-	-	-	-	-	1,914	-	-		1,914
Real estate	-	-	125	-	125	309	1,491	-		1,925
Mortgage loans	-	5,412	2,995	-	8,407	6,106	4,533	(3,890)	(b)	15,156
Net cash provided (used) by investing activities	(7,193)	(236,188)	(77,091)	-	(320,472)	(8,373)	(52,143)	-		(380,988)
	(page 1 of 2)
(a) Balance for the period ended December 31, 2010
(b) Eliminate intercompany investments

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2011, are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	-	257,728	64,134	-	321,862	-	-	-		321,862
Principal repayments on credit facilities	-	(90,084)	(198,798)	-	(288,882)	-	-	-		(288,882)
Debt issuance costs	-	(1,987)	-	-	(1,987)	-	-	-		(1,987)
Capital lease payments	-	(11,522)	-	-	(11,522)	-	-	-		(11,522)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	1,172	-	-	1,172	-	-	-		1,172
Securitization deposits	-	(46,031)	-	-	(46,031)	-	-	-		(46,031)
Proceeds from (repayment of) intercompany loans	30,566	(223,746)	193,180	-	-	-	-	-		-
Preferred stock dividends paid	(12,963)	-	-	-	(12,963)	-	-	551	(b)	(12,412)
Dividend from (to) related party	3,303	-	-	-	3,303	(3,303)	-	-		-
Investment contract deposits	-	-	-	-	-	-	11,580	-		11,580
Investment contract withdrawals	-	-	-	-	-	-	(34,548)	-		(34,548)
Net cash provided (used) by financing activities	20,906	(114,470)	58,516	-	(35,048)	(3,303)	(22,968)	551		(60,768)

Effects of exchange rate on cash	-	271	-	-	271	-	-	-		271

Increase (decrease) in cash and cash equivalents	149,644	(34,607)	753	-	115,790	(7,426)	23,014	-		131,378
Cash and cash equivalents at beginning of period	100,460	107,241	4	-	207,705	22,126	14,287	-		244,118
Cash and cash equivalents at end of period	$250,104	$72,634	$757	$-	$323,495	$14,700	$37,301	$-		$375,496
	(page 2 of 2)
(a) Balance for the period ended December 31, 2010
(b) Eliminate preferred stock dividends paid to affiliates

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Consolidating cash flow statements by industry segment for the year ended March 31, 2010 are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$65,730	$(19,556)	$11,942	$7,614	$65,730	$4,483	$10,339	$(14,929)	$65,623
Earnings from consolidated subsidiaries	(7,208)	-	-	(7,614)	(14,822)	-	-	14,822	-
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	17	216,685	12,887	-	229,589	-	-	-	229,589
Amortization of deferred policy acquisition costs	-	-	-	-	-	-	7,569	-	7,569
Change in allowance for losses on trade receivables	-	(158)	-	-	(158)	-	(5)	-	(163)
Change in allowance for losses on mortgage notes	-	(6)	-	-	(6)	-	-	-	(6)
Change in allowance for inventory reserve	-	1,153	-	-	1,153	-	-	-	1,153
Net (gain) loss on sale of real and personal property	-	(2,060)	100	-	(1,960)	-	-	-	(1,960)
Net (gain) loss on sale of investments	-	-	-	-	-	710	(378)	-	332
Deferred income taxes	7,828	-	-	-	7,828	1,876	5,793	-	15,497
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	625	31	-	656	16,793	663	-	18,112
Inventories	-	16,759	-	-	16,759	-	-	-	16,759
Prepaid expenses	1,129	(304)	(3)	-	822	-	-	-	822
Capitalization of deferred policy acquisition costs	-	-	-	-	-	-	(13,934)	-	(13,934)
Other assets	5,187	28,076	1,573	-	34,836	(65)	(145)	-	34,626
Related party assets	665	899	34	-	1,598	771	-	-	2,369
Accounts payable and accrued expenses	11,604	(7,188)	(3,305)	-	1,111	-	(4,207)	-	(3,096)
Policy benefits and losses, claims and loss expenses payable	-	24,228	-	-	24,228	(16,011)	25,154	-	33,371
Other policyholders' funds and liabilities	-	-	-	-	-	(4,167)	356	-	(3,811)
Deferred income	-	396	-	-	396	-	-	-	396
Related party liabilities	-	(62)	-	-	(62)	(742)	77	-	(727)
Net cash provided (used) by operating activities	84,952	259,487	23,259	-	367,698	3,648	31,282	(107)	402,521

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(3)	(233,136)	(26,352)	-	(259,491)	-	-	-	(259,491)
Short term investments	-	-	-	-	-	(130,977)	(191,689)	-	(322,666)
Fixed maturities investments	-	-	-	-	-	(37,071)	(112,675)	-	(149,746)
Equity securities	(17,745)	-	-	-	(17,745)	(70)	-	-	(17,815)
Preferred stock	-	-	-	-	-	(2,185)	-	-	(2,185)
Real estate	-	(1,752)	-	-	(1,752)	-	(558)	-	(2,310)
Mortgage loans	-	-	-	-	-	(1,364)	(137)	-	(1,501)
Proceeds from sales of:
Property, plant and equipment	-	141,788	1,081	-	142,869	-	-	-	142,869
Short term investments	-	-	-	-	-	139,593	179,665	-	319,258
Fixed maturities investments	-	-	-	-	-	31,719	131,935	-	163,654
Preferred stock	-	-	-	-	-	4,061	1,016	-	5,077
Real estate	-	-	707	-	707	64	-	-	771
Mortgage loans	-	-	-	-	-	75	6,032	-	6,107
Net cash provided (used) by investing activities	(17,748)	(93,100)	(24,564)	-	(135,412)	3,845	13,589	-	(117,978)
	(page 1 of 2)
(a) Balance for the period ended December 31, 2009

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2010 are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	-	42,794	29,359	-	72,153	-	-	-		72,153
Principal repayments on credit facilities	-	(187,410)	(114,556)	-	(301,966)	-	-	-		(301,966)
Debt issuance costs	-	(2,129)	(216)	-	(2,345)	-	-	-		(2,345)
Capital lease payments	-	(4,057)	-	-	(4,057)	-	-	-		(4,057)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	1,111	-	-	1,111	-	-	-		1,111
Proceeds from (repayment of) intercompany loans	38,417	(125,139)	86,722	-	-	-	-	-		-
Preferred stock dividends paid	(12,963)	-	-	-	(12,963)	-	-	107	(b)	(12,856)
Dividend from (to) related party	7,764	-	-	-	7,764	(4,564)	(3,200)	-		-
Investment contract deposits	-	-	-	-	-	-	12,856	-		12,856
Investment contract withdrawals	-	-	-	-	-	-	(48,552)	-		(48,552)
Net cash provided (used) by financing activities	33,218	(274,830)	1,309	-	(240,303)	(4,564)	(38,896)	107		(283,656)

Effects of exchange rate on cash	-	2,644	-	-	2,644	-	-	-		2,644

Increase (decrease) in cash and cash equivalents	100,422	(105,799)	4	-	(5,373)	2,929	5,975	-		3,531
Cash and cash equivalents at beginning of period	38	213,040	-	-	213,078	19,197	8,312	-		240,587
Cash and cash equivalents at end of period	$100,460	$107,241	$4	$-	$207,705	$22,126	$14,287	$-		$244,118
	(page 2 of 2)
(a) Balance for the period ended December 31, 2009
(b) Eliminate preferred stock dividends paid to affiliate

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Note 24.  Subsequent Events

Our management has evaluated subsequent events occurring after March 31, 2012, the date of our most recent balance sheet date, through the date our financial statements were issued. We do not believe any other subsequent events have occurred that would require further disclosure or adjustment to our financial statements than those stated below.

Related Party

In April 2012, we received $52.2 million from SAC Holding Corporation as full repayment of principal and accrued interest for one of its junior notes. Also in April 2012 and May 2012, we received $46.0 million and $20.4 million, respectively from SAC Holding II Corporation as partial repayment on its junior note.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF AMERCO

BALANCE SHEETS

	March 31,
	2012	2011
	(In thousands)
ASSETS
Cash and cash equivalents	$201,502	$250,104
Investment in subsidiaries	8,168	(138,714)
Related party assets	1,201,385	1,146,296
Other assets	27,030	41,802
Total assets	$1,438,085	$1,299,488

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Other liabilities	$399,867	$295,372
	399,867	295,372
Stockholders' equity:
Preferred stock	-	-
Common stock	10,497	10,497
Additional paid-in capital	433,953	432,611
Accumulated other comprehensive loss	(45,436)	(45,942)
Retained earnings:
Beginning of period	1,139,792	968,629
Net earnings	205,695	184,126
Excess of redemption value over carrying value of preferred shares redeemed	(5,908)	-
Dividends	(22,725)	(12,963)
End of period	1,316,854	1,139,792

Cost of common shares in treasury	(525,653)	(525,653)
Cost of preferred shares in treasury	(151,997)	(7,189)
Total stockholders' equity	1,038,218	1,004,116
Total liabilities and stockholders' equity	$1,438,085	$1,299,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2012	2011	2010
	(In thousands, except share and per share data)
Revenues:
Net interest income from subsidiaries	$6,085	$5,160	$4,390
Expenses:
Operating expenses	9,081	7,489	8,120
Other expenses	98	99	102
Total expenses	9,179	7,588	8,222
Equity in earnings of subsidiaries	149,160	132,570	7,208
Interest income	94,278	85,584	96,274
Pretax earnings	240,344	215,726	99,650
Income tax expense	(34,649)	(31,600)	(33,920)
Net earnings	205,695	184,126	65,730
Less: Excess of redemption value over carrying value of preferred shares redeemed	(5,908)	-	-
Less: Preferred stock dividends	(3,241)	(12,963)	(12,963)
Earnings available to common shareholders	$196,546	$171,163	$52,767
Basic and diluted earnings per common share	$10.09	$8.81	$2.72
Weighted average common shares outstanding: Basic and diluted	19,476,187	19,432,781	19,386,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF CASH FLOW

	Years Ended March 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net earnings	$205,695	$184,126	$65,730
Change in investments in subsidiaries	(149,160)	(132,570)	(7,208)
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	5	9	17
Net gain on sale of investments	(488)	(65)	-
Deferred income taxes	109,680	73,790	7,828
Net change in other operating assets and liabilities:
Prepaid expenses	6,470	(15,966)	1,129
Other assets	2,380	34,937	5,187
Related party assets	-	273	665
Accounts payable and accrued expenses	4,163	(8,603)	11,604
Net cash provided by operating activities	178,745	135,931	84,952

Cash flows from investing activities:
Purchases of property, plant and equipment	(1)	(5)	(3)
Purchases of equity securities	(8,855)	(8,253)	(17,745)
Proceeds of equity securities	8,800	1,065	-
Net cash used by investing activities	(56)	(7,193)	(17,748)

Cash flows from financing activities:
Proceeds from (repayments) of intercompany loans	(52,051)	30,566	38,417
Preferred stock redemption paid	(151,997)	-	-
Preferred stock dividends paid	(3,241)	(12,963)	(12,963)
Common stock dividends paid	(19,484)	-	-
Dividend from related party	-	3,303	7,764
Contribution to related party	(518)	-	-
Net cash provided (used) by financing activities	(227,291)	20,906	33,218

Increase (decrease) in cash and cash equivalents	(48,602)	149,644	100,422
Cash and cash equivalents at beginning of period	250,104	100,460	38
Cash and cash equivalents at end of period	$201,502	$250,104	$100,460

Income taxes paid, net of income taxes refunds received, amounted to $10.7 million, $14.3 million and $1.6 million for fiscal 2012, 2011 and 2010, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

NOTES TO CONDENSED FINANCIAL INFORMATION

MARCH 31, 2012, 2011, AND 2010

1.  Summary of Significant Accounting Policies

AMERCO, a Nevada corporation, was incorporated in April, 1969, and is the holding Company for U-Haul International, Inc., Amerco Real Estate Company, Repwest Insurance Company and Oxford Life Insurance Company. The financial statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Annual Report.

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

2.  Guarantees

AMERCO has guaranteed performance of certain long-term leases and other obligations. See Note 19, Contingent Liabilities and Commitments and Note 21, Related Party Transactions of the Notes to Consolidated Financial Statements.

SCHEDULE II

AMERCO AND CONSOLIDATED SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Years Ended March 31, 2012, 2011 and 2010

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at Year End

Year ended March 31, 2012	(In thousands)
Allowance for doubtful accounts
(deducted from trade receivable)	$1,336	$1,485	$-	$(1,693)	$1,128
Allowance for doubtful accounts
(deducted from notes and mortgage receivable)	$-	$-	$-	$-	$-
Allowance for obsolescence
(deducted from inventory)	$595	$135	$-	$-	$730
Allowance for probable losses
(deducted from mortgage loans)	$370	$-	$-	$-	$370

Year ended March 31, 2011
Allowance for doubtful accounts
(deducted from trade receivable)	$1,308	$2,611	$-	$(2,583)	$1,336
Allowance for doubtful accounts
(deducted from notes and mortgage receivable)	$-	$-	$-	$-	$-
Allowance for obsolescence
(deducted from inventory)	$2,600	$-	$-	$(2,005)	$595
Allowance for probable losses
(deducted from mortgage loans)	$370	$-	$-	$-	$370

Year ended March 31, 2010
Allowance for doubtful accounts
(deducted from trade receivable)	$1,471	$2,141	$-	$(2,304)	$1,308
Allowance for doubtful accounts
(deducted from notes and mortgage receivable)	$6	$-	$-	$(6)	$-
Allowance for obsolescence
(deducted from inventory)	$941	$1,659	$-	$-	$2,600
Allowance for probable losses
(deducted from mortgage loans)	$621	$-	$-	$(251)	$370

SCHEDULE V

AMERCO AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL INFORMATION (FOR PROPERTY-CASUALTY INSURANCE OPERATIONS)
Years Ended December 31, 2011, 2010 AND 2009

Fiscal Year	Affiliation with Registrant	Deferred Policy Acquisition Cost	Reserves for Unpaid Claims and Adjustment Expenses	Discount if any, Deducted	Unearned Premiums	Net Earned Premiums (1)	Net Investment Income (2)	Claim and Claim Adjustment Expenses Incurred Related to Current Year	Claim and Claim Adjustment Expenses Incurred Related to Prior Year	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expense	Net Premiums Written (1)
(In thousands)
2012	Consolidated property casualty entity	$-	$382,328	N/A	$-	$32,631	$9,664	$9,297	$56,445	$-	$16,319	$32,627
2011	Consolidated property casualty entity	$-	$276,355	N/A	$4	$30,704	$8,234	$9,453	$7,832	$-	$17,211	$30,706
2010	Consolidated property casualty entity	-	271,677	N/A	2	27,625	7,411	8,043	6,516	-	19,996	27,608

(1)	The earned and written premiums are reported net of intersegment transactions. There were no earned premiums eliminated for the years ended December 31, 2011, 2010 and 2009, respectively.

(2)	Net Investment Income excludes net realized (gains) losses on investments of ($0.3) million, $0.3 million and $0.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERCO

Date:  June 6, 2012                                                                                    /s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date:  June 6, 2012                                                                                    /s/ Jason A. Berg
Jason A. Berg
Chief Accounting Officer
(Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edward J. Shoen his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act or things requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Edward J. Shoen	President and Chairman of the Board (Principal Executive Officer)	June 6, 2012
Edward J. Shoen
/s/ Jason A. Berg	Chief Accounting Officer (Principal Financial Officer)	June 6, 2012
Jason A. Berg
/s/ Charles J. Bayer	Director	June 6, 2012
Charles J. Bayer
/s/ John P. Brogan	Director	June 6, 2012
John P. Brogan
/s/ John M. Dodds	Director	June 6, 2012
John M. Dodds
/s/ Michael L. Gallagher	Director	June 6, 2012
Michael L. Gallagher
/s/ M. Frank Lyons	Director	June 6, 2012
M. Frank Lyons
/s/ Daniel R. Mullen	Director	June 6, 2012
Daniel R. Mullen
/s/ James P. Shoen	Director	June 6, 2012
James P. Shoen