Form 10-Q
period 2012-06-30
AMERCO /NV/
filed 2012-08-08
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from __________________ to __________________

Commission File Number	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.

1-11255	AMERCO	88-0106815
(A Nevada Corporation)
1325 Airmotive Way, Ste. 100
Reno, Nevada 89502-3239
Telephone (775) 688-6300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

    Large accelerated filer ☐   Accelerated filer ☑

    Non-accelerated filer ☐ (Do not check if a smaller reporting company)    Smaller reporting company ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

    19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at August 1, 2012.

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements

AMERCO AND CONSOLIDATED ENTITIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2012	2012
	(Unaudited)
	(In thousands)
ASSETS
Cash and cash equivalents	$566,239	$350,100
Reinsurance recoverables and trade receivables, net	274,593	297,974
Inventories, net	63,438	58,735
Prepaid expenses	41,586	41,858
Investments, fixed maturities and marketable equities	793,382	766,792
Investments, other	262,456	265,631
Deferred policy acquisition costs, net	64,075	63,914
Other assets	100,910	120,525
Related party assets	169,797	316,157
	2,336,476	2,281,686
Property, plant and equipment, at cost:
Land	297,527	281,140
Buildings and improvements	1,105,315	1,087,119
Furniture and equipment	306,441	308,120
Rental trailers and other rental equipment	270,621	255,010
Rental trucks	1,971,558	1,856,433
	3,951,462	3,787,822
Less: Accumulated depreciation	(1,449,102)	(1,415,457)
Total property, plant and equipment	2,502,360	2,372,365
Total assets	$4,838,836	$4,654,051
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$382,012	$335,326
Notes, loans and leases payable	1,540,538	1,486,211
Policy benefits and losses, claims and loss expenses payable	1,121,200	1,145,943
Liabilities from investment contracts	261,987	240,961
Other policyholders' funds and liabilities	5,389	7,273
Deferred income	37,960	31,525
Deferred income taxes	375,090	370,992
Total liabilities	3,724,176	3,618,231

Commitments and contingencies (notes 4, 8, 9, and 10)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of June 30 and March 31, 2012	-	-
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of June 30 and March 31, 2012	-	-
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of June 30 and March 31, 2012	-	-
Common stock of $0.25 par value, 150,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of June 30 and March 31, 2012	10,497	10,497
Additional paid-in capital	434,527	433,743
Accumulated other comprehensive loss	(46,391)	(45,436)
Retained earnings	1,395,913	1,317,064
Cost of common shares in treasury, net (22,377,912 shares as of June 30 and March 31, 2012)	(525,653)	(525,653)
Cost of preferred shares in treasury, net (6,100,000 shares as of June 30 and March 31, 2012)	(151,997)	(151,997)
Unearned employee stock ownership plan shares	(2,236)	(2,398)
Total stockholders' equity	1,114,660	1,035,820
Total liabilities and stockholders' equity	$4,838,836	$4,654,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended June 30,
	2012	2011
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$466,994	$446,548
Self-storage revenues	34,736	31,828
Self-moving and self-storage products and service sales	67,178	64,378
Property management fees	4,860	4,735
Life insurance premiums	46,426	50,999
Property and casualty insurance premiums	7,243	6,898
Net investment and interest income	12,257	17,263
Other revenue	25,722	20,316
Total revenues	665,416	642,965

Costs and expenses:
Operating expenses	283,393	271,975
Commission expenses	61,107	56,952
Cost of sales	32,227	32,778
Benefits and losses	46,078	49,930
Amortization of deferred policy acquisition costs	2,811	4,375
Lease expense	32,796	34,234
Depreciation, net of (gains) on disposals of ($7,516) and ($9,710), respectively	56,125	44,358
Total costs and expenses	514,537	494,602

Earnings from operations	150,879	148,363
Interest expense	(23,491)	(22,633)
Pretax earnings	127,388	125,730
Income tax expense	(46,819)	(47,507)
Net earnings	80,569	78,223
Less: Excess of redemption value over carrying value of preferred shares redeemed	-	(5,908)
Less: Preferred stock dividends	-	(3,077)
Earnings available to common shareholders	$80,569	$69,238
Basic and diluted earnings per common share	$4.13	$3.56
Weighted average common shares outstanding: Basic and diluted	19,502,369	19,460,126

Related party revenues for the first quarter of fiscal 2013 and 2012, net of eliminations, were $8,681 thousand and $10,904 thousand, respectively.

Related party costs and expenses for the first quarter of fiscal 2013 and 2012, net of eliminations, were $12,290 thousand and $11,269 thousand, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter Ended June 30, 2012	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$127,388	$(46,819)	$80,569
Other comprehensive income (loss):
Foreign currency translation	(1,929)	-	(1,929)
Unrealized gain on investments	1,873	(580)	1,293
Change in fair value of cash flow hedges	(515)	196	(319)
Total comprehensive income	$126,817	$(47,203)	$79,614

Quarter Ended June 30, 2011	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$125,730	$(47,507)	$78,223
Other comprehensive income (loss):
Foreign currency translation	992	-	992
Unrealized loss on investments	(5,378)	2,001	(3,377)
Change in fair value of cash flow hedges	(3,860)	1,467	(2,393)
Total comprehensive income	$117,484	$(44,039)	$73,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended June 30,
	2012	2011
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Net earnings	$80,569	$78,223
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	63,641	54,068
Amortization of deferred policy acquisition costs	2,811	4,375
Change in allowance for losses on trade receivables	(102)	135
Change in allowance for inventory reserves	695	1,377
Net gain on sale of real and personal property	(7,516)	(9,710)
Net (gain) loss on sale of investments	39	(3,516)
Deferred income taxes	4,641	32,446
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	23,486	(37,146)
Inventories	(5,398)	(393)
Prepaid expenses	267	1,150
Capitalization of deferred policy acquisition costs	(5,420)	(4,518)
Other assets	20,518	10,586
Related party assets	139,519	(3,198)
Accounts payable and accrued expenses	47,981	17,534
Policy benefits and losses, claims and loss expenses payable	(24,242)	4,517
Other policyholders' funds and liabilities	(1,884)	(1,084)
Deferred income	6,457	8,328
Related party liabilities	1,531	245
Net cash provided by operating activities	347,593	153,419

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(157,786)	(215,779)
Short term investments	(55,075)	(66,363)
Fixed maturities investments	(50,553)	(75,059)
Equity securities	-	(8,759)
Preferred stock	-	(541)
Real estate	-	(12)
Mortgage loans	(14,452)	(36,202)
Proceeds from sale of:
Property, plant and equipment	62,426	55,010
Short term investments	66,393	79,877
Fixed maturities investments	23,978	66,035
Equity securities	-	8,800
Preferred stock	1,003	1,000
Real estate	4	34
Mortgage loans	11,547	17,992
Net cash used by investing activities	(112,515)	(173,967)

Cash flows from financing activities:
Borrowings from credit facilities	26,187	58,558
Principal repayments on credit facilities	(61,142)	(42,252)
Debt issuance costs	-	(560)
Capital lease payments	(3,888)	(1,727)
Leveraged Employee Stock Ownership Plan - repayments from loan	162	280
Securitization deposits	(908)	27,953
Preferred stock redemption paid	-	(144,289)
Preferred stock dividends paid	-	(3,077)
Contribution to related party	-	(518)
Investment contract deposits	28,993	2,588
Investment contract withdrawals	(7,967)	(8,195)
Net cash used by financing activities	(18,563)	(111,239)

Effects of exchange rate on cash	(376)	44

Increase (decrease) in cash and cash equivalents	216,139	(131,743)
Cash and cash equivalents at the beginning of period	350,100	375,496
Cash and cash equivalents at the end of period	$566,239	$243,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation

AMERCO, a Nevada corporation (“AMERCO”), has a first fiscal quarter that ends on the 30th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31st of March for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. The Company discloses any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2012 and 2011 correspond to fiscal 2013 and 2012 for AMERCO.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars. Certain amounts reported in previous years have been reclassified to conform to the current presentation.

The condensed consolidated balance sheet as of June 30, 2012 and the related condensed consolidated statements of operations, comprehensive income and cash flows for the first quarter of fiscal 2013 and 2012 are unaudited.

In our opinion, all adjustments necessary for the fair presentation of such condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The information in this Quarterly Report on Form 10-Q (“Quarterly Report”) should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

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

Description of Operating Segments

AMERCO has three reportable segments. They are Moving and Storage, Property and Casualty Insurance and Life Insurance.

The Moving and Storage operating segment includes AMERCO, U-Haul, and Real Estate and the wholly-owned subsidiaries of U-Haul and Real Estate. Operations consist of the rental of trucks and trailers, sales of moving supplies, sales of towing accessories, sales of propane, and the rental of fixed and mobile self-storage spaces to the “do-it-yourself” mover and management of self-storage properties owned by others. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

The Property and Casualty Insurance operating segment includes Repwest and its wholly-owned subsidiaries and ARCOA risk retention group (“ARCOA”). The Property and Casualty Insurance operating segment provides loss adjusting and claims handling for U-Haul through regional offices across North America. The Property and Casualty Insurance operating segment also underwrites components of the Safemove, Safetow, Super Safemove and Safestor protection packages to U-Haul customers. The business plan for the Property and Casualty Insurance operating segment includes offering property and casualty products in other U-Haul related programs. ARCOA is a group captive insurer owned by us and our wholly-owned subsidiaries whose purpose is to provide insurance products related to the moving and storage business.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Life Insurance operating segment includes Oxford and its wholly-owned subsidiaries. Oxford provides life and health insurance products primarily to the senior market through the direct writing and reinsuring of life insurance, Medicare supplement and annuity policies.

2. Earnings per Share

Net earnings for purposes of computing earnings per common share for the first quarter of fiscal 2012 are net earnings less preferred stock dividends paid, adjusted for the price paid by us for the redemption of our preferred stock less its carrying value on our balance sheet at that time. Preferred stock dividends include accrued dividends of AMERCO. Preferred stock dividends paid to or accrued for entities that are part of the consolidated group are eliminated in consolidation.

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares, net of shares committed to be released, were 100,302 and 142,199 as of June 30, 2012 and June 30, 2011, respectively.

On June 1, 2011, the Company redeemed all 6,100,000 shares of its issued and outstanding Series A 8½% Preferred Stock (“Series A Preferred”) at a redemption price of $25 per share plus accrued dividends through that date.  Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260 – Earnings Per Share, (“ASC 260”) for earnings per share purposes, we recognized the deficit of the carrying amount of the Series A Preferred over the consideration paid to redeem the shares.

The Series A Preferred was recorded in our Additional Paid-In Capital account, net of original issue costs at $146.3 million prior to the redemption. The Company paid $152.5 million to redeem the shares on June 1, 2011 of which $7.7 million was paid to our insurance subsidiaries in exchange for their holdings. The difference between what was paid to redeem the shares less their carrying amount on our balance sheet, reduced by our insurance subsidiaries holdings is $5.9 million. This amount was recognized as a reduction to our earnings available to our common shareholders for the purposes of computing earnings per share for the first quarter of fiscal 2012.

3. Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $16.5 million at June 30, 2012.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Available-for-Sale Investments

Available-for-sale investments at June 30, 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$28,722	$2,510	$(4)	$(8)	$31,220
U.S. government agency mortgage-backed securities	46,507	4,615	-	(7)	51,115
Obligations of states and political subdivisions	146,121	11,481	-	(151)	157,451
Corporate securities	473,600	33,067	(311)	(1,666)	504,690
Mortgage-backed securities	8,885	269	(15)	(1)	9,138
Redeemable preferred stocks	23,370	1,155	(547)	(43)	23,935
Common stocks	27,736	47	(11,945)	(5)	15,833
	$754,941	$53,144	$(12,822)	$(1,881)	$793,382

The table above includes gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

We sold available-for-sale securities with a fair value of $25.0 million during the first quarter of fiscal 2013. The gross realized gains on these sales totaled $0.1 million. There were no gross realized losses on these sales.

The unrealized losses of more than twelve months in the available-for-sale table are considered temporary declines. The majority of this unrealized loss is related to our long term investments in 1.8 million shares of Bank of America common stock. We track each investment with an unrealized loss and evaluate them on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments may have declines determined by management to be other-than-temporary and we recognized these write-downs through earnings. There were no write downs in the first quarter of fiscal 2013 and 2012.

The investment portfolio primarily consists of corporate securities and U.S. government securities. We believe we monitor our investments as appropriate. Our methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity, the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. Nothing has come to management’s attention that would lead to the belief that each issuer would not have the ability to meet the remaining contractual obligations of the security, including payment at maturity. We have the ability and intent not to sell our fixed maturity and common stock investments for a period of time sufficient to allow us to recover our costs.

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

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income were as follows:

Credit Loss
(Unaudited)
(In thousands)
Balance at March 31, 2012	$552
Additions:
Other-than-temporary impairment not previously recognized	-
Balance at June 30, 2012	$552

The adjusted cost and estimated market value of available-for-sale investments at June 30, 2012, by contractual maturity, were as follows:

	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)
Due in one year or less	$43,244	$43,995
Due after one year through five years	151,997	161,472
Due after five years through ten years	187,143	200,440
Due after ten years	312,566	338,569
	694,950	744,476

Mortgage backed securities	8,885	9,138
Redeemable preferred stocks	23,370	23,935
Equity securities	27,736	15,833
	$754,941	$793,382

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4. Borrowings

Long-Term Debt

Long-term debt was as follows:

			June 30,	March 31,
	2013 Rate (a)	Maturities	2012	2012
			(Unaudited)
			(In thousands)
Real estate loan (amortizing term)	6.93%	2018	$242,500	$245,000
Real estate loan (revolving credit)	-	2018	-	-
Real estate loan (amortizing term)	2.14%	2016	25,227	25,451
Real estate loan (revolving credit)	1.74%	2013	23,920	23,920
Senior mortgages	5.47% - 5.75%	2015	456,163	459,822
Working capital loan (revolving credit)	-	2013	-	-
Fleet loans (amortizing term)	3.00% - 7.95%	2012 - 2019	365,212	384,888
Fleet loans (securitization)	4.90% - 5.56%	2014 - 2017	218,579	228,655
Capital leases (rental equipment)	2.17% - 9.57%	2012 - 2019	199,585	109,689
Other obligations	3.00% - 8.00%	2013 - 2042	9,352	8,786
Total notes, loans and leases payable			$1,540,538	$1,486,211

(a) Interest rate as of June 30, 2012, including the effect of applicable hedging instruments.

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. The loan has a final maturity date of August 2018. The loan is comprised of a term loan facility with initial availability of $300.0 million and a revolving credit facility with current availability of $198.8 million. As of June 30, 2012, the outstanding balance on the Real Estate Loan was $242.5 million and we had the full $198.8 million available to be drawn. U-Haul International, Inc. is a guarantor of this loan.

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

The interest rate for the amortizing term portion, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At June 30, 2012, the applicable LIBOR was 0.25% and the applicable margin was 1.50%, the sum of which was 1.75%. The rate on the term facility portion of the Real Estate Loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin.

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

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Amerco Real Estate Company and a subsidiary of U-Haul International, Inc. entered into a revolving credit construction loan effective June 29, 2006. This loan was modified and extended on June 27, 2011. The loan is now comprised of a term loan facility with an initial availability of $26.1 million and a final maturity of June 2016. As of June 30, 2012, the outstanding balance was $25.2 million.

This Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and any accrued and unpaid interest due at maturity. The interest rate, per the provision of this loan agreement, is the applicable LIBOR plus a margin of 1.90%. At June 30, 2012, the applicable LIBOR was 0.24% and the margin was 1.90%, the sum of which was 2.14%. U-Haul International, Inc. and AMERCO are guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

On April 29, 2011, Amerco Real Estate Company and U-Haul Company of Florida entered into a revolving credit agreement for $100.0 million. This agreement was amended in March 2012 and the maturity extended to April 2013 with an option for a one year extension. As of June 30, 2012, we had $76.1 million available to be drawn. The interest rate is the applicable LIBOR plus a margin of 1.50%. At June 30, 2012, the applicable LIBOR was 0.24% and the margin was 1.50%, the sum of which was 1.74%. The amended agreement decreased the margin to 1.25% for any subsequent borrowings on the revolving credit facility. AMERCO and U-Haul International, Inc. are guarantors of this facility. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgage loan balances as of June 30, 2012 were in the aggregate amount of $456.2 million and mature in 2015. The senior mortgages require average monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The senior mortgages are secured by certain properties owned by the borrowers. The interest rates, per the provisions of the senior mortgages, range between 5.47% and 5.75%. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Working Capital Loans

Amerco Real Estate Company is a borrower under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $25.0 million. At June 30, 2012, we had the full $25.0 million available to be drawn. This loan is secured by certain properties owned by the borrower. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. This agreement was amended in March 2012 and the maturity extended to November 2013 with an option for a one year extension. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. U-Haul International, Inc. and AMERCO are the guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. The interest rate, per the provision of this loan agreement, is the applicable LIBOR plus a margin of 1.25%.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under amortizing term loans. The balance of the loans as of June 30, 2012 was $250.2 million with the final maturities between October 2012 and April 2019.

The Amortizing Loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the Loan Agreements, are the applicable LIBOR plus a margin between 0.90% and

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.63%. At June 30, 2012, the applicable LIBOR was between 0.24% and 0.25% and applicable margins were between 0.90% and 2.63%. The interest rates are hedged with interest rate swaps fixing the rates between 3.00% and 6.92% based on current margins. Additionally, $22.0 million of these loans are carried at fixed rates ranging between 3.94% and 7.95%.

AMERCO and U-Haul International, Inc. are guarantors of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

On December 31, 2009, a subsidiary of U-Haul International, Inc. entered into an $85.0 million term note that was used to fund cargo van and pickup acquisitions for the past two years. This term note was amended on August 26, 2011. The amount of the term note was increased to $95.0 million. On December 22, 2011, we entered into another term loan for $20.0 million. The final maturity date of these notes is August 2016.  The agreements contain options to extend the maturity through May 2017. These notes are secured by the purchased equipment and the corresponding operating cash flows associated with their operation.  These notes have fixed interest rates between 3.52% and 3.53%. At June 30, 2012, the outstanding balance was $115.0 million.

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

The 2007 Box Truck Note has a fixed interest rate of 5.56% with an expected final maturity of February 2014. At June 30, 2012, the outstanding balance was $95.1 million. The note is secured by the box trucks that were purchased and the corresponding operating cash flows associated with their operation.

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

The 2010 Box Truck Note has a fixed interest rate of 4.90% with an expected final maturity of October 2017. At June 30, 2012, the outstanding balance was $123.5 million. The note is secured by the box trucks being purchased and the corresponding operating cash flows associated with their operation.

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

Capital Leases

We entered into capital leases for new equipment between April 2008 and June 2012, with terms of the leases between 3 and 7 years. At June 30, 2012, the balance of these leases was $199.6 million.

Other Obligations

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

At June 30, 2012 the aggregate outstanding principal balance of the U-Notes issued was $15.3 million of which $6.1 million is with our insurance subsidiaries with interest rates between 3.00% and 8.00% and maturity dates between 2013 and 2042.

Annual Maturities of Notes, Loans and Leases Payable

The annual maturities of long-term debt as of June 30, 2012 for the next five years and thereafter are as follows:

	Year Ended June 30,
	2013	2014	2015	2016	2017	Thereafter
	(Unaudited)
	(In thousands)
Notes, loans and leases payable, secured	$186,568	$199,841	$95,891	$512,949	$235,205	$310,084

Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Quarter Ended June 30,
	2012	2011
	(Unaudited)
	(In thousands)
Interest expense	$15,646	$15,839
Capitalized interest	(77)	(32)
Amortization of transaction costs	1,085	1,036
Interest expense resulting from derivatives	6,837	5,790
Total interest expense	$23,491	$22,633

Interest paid in cash, including payments related to derivative contracts, amounted to $21.2 million and $21.7 million for the first quarter of fiscal 2013 and 2012, respectively.

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended June 30,
	2012	2011
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	1.74%	1.72%
Interest rate at the end of the quarter	1.74%	0.00%
Maximum amount outstanding during the quarter	$23,920	$15,000
Average amount outstanding during the quarter	$23,920	$14,341
Facility fees	$178	$57

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

5. Derivatives

We manage exposure to changes in market interest rates. Our use of derivative instruments is limited to highly effective interest rate swaps to hedge the risk of changes in cash flows (future interest payments) attributable to changes in LIBOR swap rates, the designated benchmark interest rate being hedged on certain of our LIBOR indexed variable rate debt and a variable rate operating lease. The interest rate swaps effectively fix our interest payments on certain LIBOR indexed variable rate debt. We monitor our positions and the credit ratings of our counterparties and do not currently anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes.

Original variable rate debt and lease amount		Agreement Date	Effective Date	Expiration Date	Designated cash flow hedge date
(In millions)
$50.0		6/21/2006	7/10/2006	7/10/2013	6/9/2006
144.9	(a)	6/9/2006	10/10/2006	10/10/2012	6/9/2006
300.0		8/16/2006	8/18/2006	8/10/2018	8/4/2006
30.0		2/9/2007	2/12/2007	2/10/2014	2/9/2007
20.0		3/8/2007	3/12/2007	3/10/2014	3/8/2007
20.0		3/8/2007	3/12/2007	3/10/2014	3/8/2007
19.3	(a)	4/8/2008	8/15/2008	6/15/2015	3/31/2008
19.0		8/27/2008	8/29/2008	7/10/2015	4/10/2008
30.0		9/24/2008	9/30/2008	9/10/2015	9/24/2008
15.0	(a)	3/24/2009	3/30/2009	3/30/2016	3/25/2009
14.7	(a)	7/6/2010	8/15/2010	7/15/2017	7/6/2010
25.0	(a)	4/26/2011	6/1/2011	6/1/2018	6/1/2011
50.0	(a)	7/29/2011	8/15/2011	8/15/2018	7/29/2011
20.0	(a)	8/3/2011	9/12/2011	9/10/2018	8/3/2011
15.1	(b)	3/27/2012	3/28/2012	3/28/2019	3/26/2012
25.0		4/13/2012	4/16/2012	4/1/2019	4/12/2012

(a) forward swap
(b) operating lease

As of June 30, 2012, the total notional amount of our variable interest rate swaps on debt and an operating lease was $480.5 million and $14.8 million, respectively.

The derivative fair values located in accounts payable and accrued expenses in the balance sheets were as follows:

	Liability Derivatives Fair Value as of
	June 30, 2012	March 31, 2012
	(Unaudited)
	(In thousands)
Interest rate contracts designated as hedging instruments	$61,397	$59,313

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	The Effect of Interest Rate Contracts
	on the Statements of Operations
	June 30, 2012	June 30, 2011
	(Unaudited)
	(In thousands)
Loss recognized in income on interest rate contracts	$6,837	$5,790
Loss recognized in AOCI on interest rate contracts (effective portion)	$516	$3,860
Loss reclassified from AOCI into income (effective portion)	$5,269	$5,903
(Gain) loss recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$1,568	$(113)

Gains or losses recognized in income on derivatives are recorded as interest expense in the statements of operations. At June 30, 2012, we expect to reclassify $18.4 million of net losses on interest rate contracts from accumulated other comprehensive income to earnings as interest expense over the next twelve months.

6. Stockholders’ Equity

On June 1, 2011, the Company redeemed all 6,100,000 shares of its issued and outstanding Series A Preferred at a redemption price of $25 per share plus accrued dividends through that date.  Pursuant to ASC 260 for earnings per share purposes, we recognized the deficit of the carrying amount of the Series A Preferred over the consideration paid to redeem the shares.

The Series A Preferred was recorded in our Additional Paid-In Capital account, net of original issue costs at $146.3 million prior to the redemption. The Company paid $152.5 million to redeem the shares on June 1, 2011 of which $7.7 million was paid to our insurance subsidiaries in exchange for their holdings. The difference between what was paid to redeem the shares less their carrying amount on our balance sheet, reduced by our insurance subsidiaries holdings is $5.9 million. This amount was recognized as a reduction to our earnings available to our common shareholders for the purposes of computing earnings per share for the first quarter of fiscal 2012.

7. Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Gain on Investments	Fair Market Value of Cash Flow Hedges	Postretirement Benefit Obligation Gain	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)
Balance at March 31, 2012	$(28,882)	$20,866	$(38,129)	$709	$(45,436)
Foreign currency translation	(1,929)	-	-	-	(1,929)
Unrealized gain on investments	-	1,293	-	-	1,293
Change in fair value of cash flow hedges	-	-	(319)	-	(319)
Balance at June 30, 2012	$(30,811)	$22,159	$(38,448)	$709	$(46,391)

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8. Contingent Liabilities and Commitments

We lease a portion of our rental equipment and certain of our facilities under operating leases with terms that expire at various dates substantially through 2019. As of June 30, 2012, AMERCO has guaranteed $132.4 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, we have the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. AMERCO has been leasing equipment since 1987 and has experienced no material losses relating to these types of residual value guarantees.

Lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
	(Unaudited)
		(In thousands)
Year-ended June 30:
2013	$14,235	$94,511	$108,746
2014	12,109	77,638	89,747
2015	969	54,068	55,037
2016	808	21,317	22,125
2017	714	11,552	12,266
Thereafter	5,461	14,759	20,220
Total	$34,296	$273,845	$308,141

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

10. Related Party Transactions

As set forth in the Audit Committee Charter and consistent with Nasdaq Listing Rules, our Audit Committee (the “Audit Committee”) reviews and maintains oversight over related party transactions which are required to be disclosed under the Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, all such related party transactions are submitted to the Audit Committee for ongoing review and oversight. Our internal processes ensure that our legal and finance departments identify and monitor potential related party transactions which may require disclosure and Audit Committee oversight.

AMERCO has engaged in related party transactions and has continuing related party interests with certain major stockholders, directors and officers of the consolidated group as disclosed below. Management believes that the transactions described below and in the related notes were completed on terms substantially equivalent to those that would prevail in arm’s-length transactions.

SAC Holding Corporation and SAC Holding II Corporation, (collectively “SAC Holdings”) were established in order to acquire self-storage properties. These properties are being managed by us pursuant to management agreements. In the past, we have sold various self-storage properties to SAC Holdings, and such sales provided significant cash flows to the Company.

Management believes that the sales of self-storage properties to SAC Holdings has provided a unique structure for the Company to earn moving equipment rental revenues and property management fee revenues from the SAC Holdings self-storage properties that the Company manages.

Related Party Revenue

	Quarter Ended June 30,
	2012	2011
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from SAC Holdings	$2,476	$4,816
U-Haul interest income revenue from Private Mini	1,345	1,353
U-Haul management fee revenue from SAC Holdings	3,829	3,729
U-Haul management fee revenue from Private Mini	567	552
U-Haul management fee revenue from Mercury	464	454
	$8,681	$10,904

During the first quarter of fiscal 2013, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Mark V. Shoen, a significant shareholder of AMERCO. We do not have an equity ownership interest in SAC Holdings. We received cash interest payments of $7.2 million and $4.3 million from SAC Holdings during the first quarter of fiscal 2013 and 2012, respectively. The largest aggregate amount of notes receivable outstanding during the first quarter of fiscal 2013 was $195.4 million and the aggregate notes receivable balance at June 30, 2012 was $73.1 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturities of these notes are between 2019 and 2024. We received repayments of $127.3 million during the first quarter of fiscal 2013 on these notes and interest receivables.

During the first quarter of fiscal 2013, AMERCO and U-Haul held various junior notes issued by Private Mini Storage Realty, L.P. (“Private Mini”). The equity interests of Private Mini are ultimately controlled by Blackwater. We received cash interest payments of $1.4 million from Private Mini during the first quarters of both fiscal 2013 and 2012. The largest aggregate amount outstanding during the first quarter of fiscal 2013 was $66.3 million and the aggregate notes receivable balance at June 30, 2012 was $66.2 million.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $9.4 million and $8.6 million from the above mentioned entities during the first quarter of fiscal 2013 and 2012, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

Related Party Costs and Expenses

	Quarter Ended June 30,
	2012	2011
	(Unaudited)
	(In thousands)
U-Haul lease expenses to SAC Holdings	$661	$623
U-Haul commission expenses to SAC Holdings	10,934	10,003
U-Haul commission expenses to Private Mini	695	643
	$12,290	$11,269

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At June 30, 2012, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by the Company based upon equipment rental revenues

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $8.2 million, expenses of $0.7 million and cash flows of $138.4 million during the first quarter of fiscal 2013. Revenues and commission expenses related to the Dealer Agreements were $53.1 million and $11.6 million, respectively during the first quarter of fiscal 2013.

We adopted Accounting Standards Update 2009-17 (“ASU 2009-17”), which amends the FASB ASC for the issuance of FASB Statement 167, Amendments to FASB Interpretation 46(R), as of April 1, 2010.  Management determined that the junior notes of SAC Holdings and Private Mini and the management agreements with SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini represent potential variable interests for us.  Management evaluated whether it should be identified as the primary beneficiary of one or more of these variable interest entity’s (“VIE’s”) using a two step approach in which management (i) identified all other parties that hold interests in the VIE’s, and (ii) determined if any variable interest holder has the power to direct the activities of the VIE’s that most significantly impact their economic performance.

Upon adoption Management determined that they do not have a variable interest in the holding entities Mercury, 4 SAC, 5 SAC, or Galaxy through management agreements which are with the individual operating entities or through the issuance of junior debt; therefore, we are precluded from consolidating these entities, which is consistent with the accounting treatment immediately prior to adopting ASU 2009-17.  Additionally, after a redetermination caused by the SAC Holding II repayment of the outstanding principal on its junior notes with AMERCO during the first quarter of fiscal 2013, Management has determined that the Company does not have a variable interest in the SAC Holding II holding entity.

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

We have junior debt with the holding entities SAC Holding Corporation and Private Mini which represents a variable interest in each individual entity. Though we have certain protective rights within these debt agreements, we have no present influence or control over these holding entities unless their protective rights become exercisable, which management considers unlikely based on their payment history.  As a result, we have no basis under ASC 810 - Consolidation (“ASC 810”) to consolidate these entities, which is consistent with the accounting treatment immediately prior to adopting ASU 2009-17.

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

We have not provided financial or other support explicitly or implicitly during the quarter ended June 30, 2012 to any of these entities that it was not previously contractually required to provide. The carrying amount and classification of the assets and liabilities in our balance sheets that relate to our variable interests in the aforementioned entities are as follows, which approximate the maximum exposure to loss as a result of the Company’s involvement with these related party entities:

Related Party Assets

	June 30,	March 31,
	2012	2012
	(Unaudited)
	(In thousands)
U-Haul notes, receivables and interest from Private Mini	$68,288	$68,798
U-Haul notes receivable from SAC Holdings	73,053	195,426
U-Haul interest receivable from SAC Holdings	13,939	18,667
U-Haul receivable from SAC Holdings	11,901	30,297
U-Haul receivable from Mercury	2,495	3,195
Other	121	(226)
	$169,797	$316,157

11. Consolidating Financial Information by Industry Segment

AMERCO’s three reportable segments are:

•	Moving and Storage, comprised of AMERCO, U-Haul, and Real Estate and the subsidiaries of U-Haul and Real Estate,

•	Property and Casualty Insurance, comprised of Repwest and its subsidiaries and ARCOA, and

•	Life Insurance, comprised of Oxford and its subsidiaries.

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

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of June 30, 2012 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$200,250	$318,687	$755	$-		$519,692	$13,089	$33,458	$-		$566,239
Reinsurance recoverables and trade receivables, net	-	49,621	-	-		49,621	193,059	31,913	-		274,593
Inventories, net	-	63,438	-	-		63,438	-	-	-		63,438
Prepaid expenses	-	41,109	477	-		41,586	-	-	-		41,586
Investments, fixed maturities and marketable equities	14,511	-	-	-		14,511	130,227	648,644	-		793,382
Investments, other	-	6,899	48,963	-		55,862	85,800	120,794	-		262,456
Deferred policy acquisition costs, net	-	-	-	-		-	-	64,075	-		64,075
Other assets	480	73,015	26,830	-		100,325	343	242	-		100,910
Related party assets	1,256,503	114,775	7	(1,199,675)	(c)	171,610	7,761	514	(10,088)	(c)	169,797
	1,471,744	667,544	77,032	(1,199,675)		1,016,645	430,279	899,640	(10,088)		2,336,476

Investment in subsidiaries	75,169	-	-	269,676	(b)	344,845	-	-	(344,845)	(b)	-

Property, plant and equipment, at cost:
Land	-	71,266	226,261	-		297,527	-	-	-		297,527
Buildings and improvements	-	167,323	937,992	-		1,105,315	-	-	-		1,105,315
Furniture and equipment	138	287,919	18,384	-		306,441	-	-	-		306,441
Rental trailers and other rental equipment	-	270,621	-	-		270,621	-	-	-		270,621
Rental trucks	-	1,971,558	-	-		1,971,558	-	-	-		1,971,558
	138	2,768,687	1,182,637	-		3,951,462	-	-	-		3,951,462
Less: Accumulated depreciation	(116)	(1,086,698)	(362,288)	-		(1,449,102)	-	-	-		(1,449,102)
Total property, plant and equipment	22	1,681,989	820,349	-		2,502,360	-	-	-		2,502,360
Total assets	$1,546,935	$2,349,533	$897,381	$(929,999)		$3,863,850	$430,279	$899,640	$(354,933)		$4,838,836

(a) Balances as of March 31, 2012
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating balance sheets by industry segment as of June 30, 2012 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$28,801	$340,668	$3,790	$-		$373,259	$-	$8,753	$-		$382,012
Notes, loans and leases payable	-	829,712	710,826	-		1,540,538	-	-	-		1,540,538
Policy benefits and losses, claims and loss expenses payable	-	386,415	-	-		386,415	340,167	394,618	-		1,121,200
Liabilities from investment contracts	-	-	-	-		-	-	261,987	-		261,987
Other policyholders' funds and liabilities	-	-	-	-		-	2,735	2,654	-		5,389
Deferred income	-	37,960	-	-		37,960	-	-	-		37,960
Deferred income taxes	401,238	-	-	-		401,238	(41,349)	15,201	-		375,090
Related party liabilities	-	877,570	331,885	(1,199,675)	(c)	9,780	1,657	151	(11,588)	(c)	-
Total liabilities	430,039	2,472,325	1,046,501	(1,199,675)		2,749,190	303,210	683,364	(11,588)		3,724,176

Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-		-	-	-	-		-
Series B preferred stock	-	-	-	-		-	-	-	-		-
Series A common stock	-	-	-	-		-	-	-	-		-
Common stock	10,497	540	1	(541)	(b)	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	434,737	121,230	147,941	(269,171)	(b)	434,737	89,620	26,271	(116,101)	(b)	434,527
Accumulated other comprehensive income (loss)	(46,391)	(68,550)	-	68,550	(b)	(46,391)	3,801	25,196	(28,997)	(b)	(46,391)
Retained earnings (deficit)	1,395,703	(173,776)	(297,062)	470,838	(b)	1,395,703	30,347	162,309	(192,446)	(b)	1,395,913
Cost of common shares in treasury, net	(525,653)	-	-	-		(525,653)	-	-	-		(525,653)
Cost of preferred shares in treasury, net	(151,997)	-	-	-		(151,997)	-	-	-		(151,997)
Unearned employee stock ownership plan shares	-	(2,236)	-	-		(2,236)	-	-	-		(2,236)
Total stockholders' equity (deficit)	1,116,896	(122,792)	(149,120)	269,676		1,114,660	127,069	216,276	(343,345)		1,114,660
Total liabilities and stockholders' equity	$1,546,935	$2,349,533	$897,381	$(929,999)		$3,863,850	$430,279	$899,640	$(354,933)		$4,838,836

(a) Balances as of March 31, 2012
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

(a) Balances as of December 31, 2011
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statement of operations by industry segment for the quarter ended June 30, 2012 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$467,315	$-	$-		$467,315	$-	$-	$(321)	(c)		$466,994
Self-storage revenues	-	34,452	284	-		34,736	-	-	-			34,736
Self-moving and self-storage products and service sales	-	67,178	-	-		67,178	-	-	-			67,178
Property management fees	-	4,860	-	-		4,860	-	-	-			4,860
Life insurance premiums	-	-	-	-		-	-	46,426	-			46,426
Property and casualty insurance premiums	-	-	-	-		-	7,243	-	-			7,243
Net investment and interest income	1,253	1,688	194	-		3,135	2,200	7,010	(88)	(b)		12,257
Other revenue	81	27,167	21,085	(22,708)	(b)	25,625	-	446	(349)	(b)		25,722
Total revenues	1,334	602,660	21,563	(22,708)		602,849	9,443	53,882	(758)			665,416

Costs and expenses:
Operating expenses	3,462	290,311	2,540	(22,708)	(b)	273,605	3,290	7,155	(657)	(b,c	)	283,393
Commission expenses	-	61,107	-	-		61,107	-	-	-			61,107
Cost of sales	-	32,227	-	-		32,227	-	-	-			32,227
Benefits and losses	-	-	-	-		-	3,566	42,512	-			46,078
Amortization of deferred policy acquisition costs	-	-	-	-		-	-	2,811	-			2,811
Lease expense	24	32,797	5	-		32,826	-	-	(30)	(b)		32,796
Depreciation, net of (gains) losses on disposals	1	52,320	3,804	-		56,125	-	-	-			56,125
Total costs and expenses	3,487	468,762	6,349	(22,708)		455,890	6,856	52,478	(687)			514,537

Earnings (loss) from operations before equity in earnings of subsidiaries	(2,153)	133,898	15,214	-		146,959	2,587	1,404	(71)			150,879

Equity in earnings of subsidiaries	66,615	-	-	(64,033)	(d)	2,582	-	-	(2,582)	(d)		-

Earnings from operations	64,462	133,898	15,214	(64,033)		149,541	2,587	1,404	(2,653)			150,879
Interest income (expense)	24,660	(34,154)	(14,068)	-		(23,562)	-	-	71	(b)		(23,491)
Pretax earnings	89,122	99,744	1,146	(64,033)		125,979	2,587	1,404	(2,582)			127,388
Income tax expense	(8,553)	(36,413)	(444)	-		(45,410)	(906)	(503)	-			(46,819)
Earnings available to common shareholders	80,569	63,331	702	(64,033)		80,569	1,681	901	(2,582)			80,569
(a) Balances for the quarter ended March 31, 2012
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statements of operations by industry for the quarter ended June 30, 2011 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations			AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$446,885	$-	$-		$446,885	$-	$-	$(337)	(c)		$446,548
Self-storage revenues	-	31,512	316	-		31,828	-	-	-			31,828
Self-moving and self-storage products and service sales	-	64,378	-	-		64,378	-	-	-			64,378
Property management fees	-	4,735	-	-		4,735	-	-	-			4,735
Life insurance premiums	-	-	-	-		-	-	50,999	-			50,999
Property and casualty insurance premiums	-	-	-	-		-	6,898	-	-			6,898
Net investment and interest income	1,719	5,160	150	-		7,029	2,234	8,538	(538)	(b,e	)	17,263
Other revenue	-	21,531	19,747	(21,134)	(b)	20,144	-	462	(290)	(b)		20,316
Total revenues	1,719	574,201	20,213	(21,134)		574,999	9,132	59,999	(1,165)			642,965

Costs and expenses:
Operating expenses	2,728	277,728	2,379	(21,134)	(b)	261,701	2,774	8,118	(618)	(b,c	)	271,975
Commission expenses	-	56,952	-	-		56,952	-	-	-			56,952
Cost of sales	-	32,778	-	-		32,778	-	-	-			32,778
Benefits and losses	-	-	-	-		-	4,459	45,471	-			49,930
Amortization of deferred policy acquisition costs	-	-	-	-		-	-	4,375	-			4,375
Lease expense	22	34,511	7	-		34,540	-	-	(306)	(b)		34,234
Depreciation, net of (gains) losses on disposals	1	41,401	2,956	-		44,358	-	-	-			44,358
Total costs and expenses	2,751	443,370	5,342	(21,134)		430,329	7,233	57,964	(924)			494,602

Earnings (loss) from operations before equity in earnings of subsidiaries	(1,032)	130,831	14,871	-		144,670	1,899	2,035	(241)			148,363

Equity in earnings of subsidiaries	63,851	-	-	(61,250)	(d)	2,601	-	-	(2,601)	(d)		-

Earnings from operations	62,819	130,831	14,871	(61,250)		147,271	1,899	2,035	(2,842)			148,363
Interest income (expense)	24,467	(34,282)	(12,902)	-		(22,717)	-	-	84	(b)		(22,633)
Pretax earnings	87,286	96,549	1,969	(61,250)		124,554	1,899	2,035	(2,758)			125,730
Income tax expense	(8,906)	(36,365)	(903)	-		(46,174)	(665)	(668)	-			(47,507)
Net earnings	78,380	60,184	1,066	(61,250)		78,380	1,234	1,367	(2,758)			78,223
Less: Excess of redemption value over carrying value of preferred shares redeemed	(5,908)	-	-	-		(5,908)	-	-	-			(5,908)
Less: Preferred stock dividends	(3,241)	-	-	-		(3,241)	-	-	164	(e)		(3,077)
Earnings available to common shareholders	$69,231	$60,184	$1,066	$(61,250)		$69,231	$1,234	$1,367	$(2,594)			$69,238

(a) Balances for the quarter ended March 31, 2011
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries
(e) Eliminate preferred stock dividends paid to affiliates

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2012 are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$80,569	$63,331	$702	$(64,033)	$80,569	$1,681	$901	$(2,582)		$80,569
Earnings from consolidated entities	(66,615)	-	-	64,033	(2,582)	-	-	2,582		-
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	1	59,836	3,804	-	63,641	-	-	-		63,641
Amortization of deferred policy acquisition costs	-	-	-	-	-	-	2,811	-		2,811
Change in allowance for losses on trade receivables	-	(102)	-	-	(102)	-	-	-		(102)
Change in allowance for inventory reserve	-	695	-	-	695	-	-	-		695
Net gain on sale of real and personal property	-	(7,516)	-	-	(7,516)	-	-	-		(7,516)
Net loss on sale of investments	-	-	-	-	-	12	27	-		39
Deferred income taxes	4,399	-	-	-	4,399	(236)	478	-		4,641
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(12,416)	-	-	(12,416)	38,152	(2,250)	-		23,486
Inventories	-	(5,398)	-	-	(5,398)	-	-	-		(5,398)
Prepaid expenses	9,496	(9,063)	(166)	-	267	-	-	-		267
Capitalization of deferred policy acquisition costs	-	-	-	-	-	-	(5,420)	-		(5,420)
Other assets	3	19,649	(259)	-	19,393	1,164	(39)	-		20,518
Related party assets	(1,488)	146,547	2	-	145,061	(222)	-	(5,320)	(b)	139,519
Accounts payable and accrued expenses	27,709	20,736	181	-	48,626	-	(645)	-		47,981
Policy benefits and losses, claims and loss expenses payable	-	6,777	-	-	6,777	(42,772)	11,753	-		(24,242)
Other policyholders' funds and liabilities	-	-	-	-	-	(703)	(1,181)	-		(1,884)
Deferred income	-	6,457	-	-	6,457	-	-	-		6,457
Related party liabilities	-	1,447	-	-	1,447	105	(21)	-		1,531
Net cash provided (used) by operating activities	54,074	290,980	4,264	-	349,318	(2,819)	6,414	(5,320)		347,593

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	-	(131,874)	(25,912)	-	(157,786)	-	-	-		(157,786)
Short term investments	-	-	-	-	-	(22,430)	(37,965)	5,320	(b)	(55,075)
Fixed maturities investments	-	-	-	-	-	(9,576)	(40,977)	-		(50,553)
Mortgage loans	-	(5,048)	(7,583)	-	(12,631)	(1,821)	-	-		(14,452)
Proceeds from sales of:
Property, plant and equipment	-	62,426	-	-	62,426	-	-	-		62,426
Short term investments	-	-	-	-	-	19,710	46,683	-		66,393
Fixed maturities investments	-	-	-	-	-	12,983	10,995	-		23,978
Preferred stock	-	-	-		-	1,003	-	-		1,003
Real estate	-	-	-	-	-	-	4	-		4
Mortgage loans	-	8,029	1,073	-	9,102	577	1,868	-		11,547
Net cash provided (used) by investing activities	-	(66,467)	(32,422)	-	(98,889)	446	(19,392)	5,320		(112,515)
	(page 1 of 2)
(a) Balance for the period ended March 31, 2012
(b) Eliminate intercompany investments

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the quarter ended June 30, 2012 are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	-	26,187	-	-	26,187	-	-	-	26,187
Principal repayments on credit facilities	-	(55,254)	(5,888)	-	(61,142)	-	-	-	(61,142)
Capital lease payments	-	(3,888)	-	-	(3,888)	-	-	-	(3,888)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	162	-	-	162	-	-	-	162
Securitization deposits	-	(908)	-		(908)	-	-	-	(908)
Proceeds from (repayment of) intercompany loans	(55,326)	21,300	34,026	-	-	-	-	-	-
Investment contract deposits	-	-	-	-	-	-	28,993	-	28,993
Investment contract withdrawals	-	-	-	-	-	-	(7,967)	-	(7,967)
Net cash provided (used) by financing activities	(55,326)	(12,401)	28,138	-	(39,589)	-	21,026	-	(18,563)

Effects of exchange rate on cash	-	(376)	-	-	(376)	-	-	-	(376)

Increase (decrease) in cash and cash equivalents	(1,252)	211,736	(20)	-	210,464	(2,373)	8,048	-	216,139
Cash and cash equivalents at beginning of period	201,502	106,951	775	-	309,228	15,462	25,410	-	350,100
Cash and cash equivalents at end of period	$200,250	$318,687	$755	$-	$519,692	$13,089	$33,458	$-	$566,239
	(page 2 of 2)
(a) Balance for the period ended March 31, 2012

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2011 are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$78,380	$60,184	$1,066	$(61,250)	$78,380	$1,234	$1,367	$(2,758)		$78,223
Earnings from consolidated entities	(63,851)	-	-	61,250	(2,601)	-	-	2,601		-
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	1	50,815	3,252	-	54,068	-	-	-		54,068
Amortization of deferred policy acquisition costs	-	-	-	-	-	-	4,375	-		4,375
Change in allowance for losses on trade receivables	-	133	-	-	133	-	2	-		135
Change in allowance for inventory reserve	-	1,377	-	-	1,377	-	-	-		1,377
Net gain on sale of real and personal property	-	(9,414)	(296)	-	(9,710)	-	-	-		(9,710)
Net (gain) loss on sale of investments	(488)	-	-	-	(488)	21	(3,049)	-		(3,516)
Deferred income taxes	30,142	-	-	-	30,142	210	2,094	-		32,446
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(9,582)	-	-	(9,582)	(1,229)	(26,335)	-		(37,146)
Inventories	-	(393)	-	-	(393)	-	-	-		(393)
Prepaid expenses	8,958	(7,623)	(185)	-	1,150	-	-	-		1,150
Capitalization of deferred policy acquisition costs	-	-	-	-	-	-	(4,518)	-		(4,518)
Other assets	160	9,108	1,128	-	10,396	215	(25)	-		10,586
Related party assets	12	4,527	(15)	-	4,524	(7)	-	(7,715)	(b)	(3,198)
Accounts payable and accrued expenses	911	(1,286)	(109)	-	(484)	-	18,018	-		17,534
Policy benefits and losses, claims and loss expenses payable	-	(9,933)	-	-	(9,933)	1,726	12,724	-		4,517
Other policyholders' funds and liabilities	-	-	-	-	-	141	(1,225)	-		(1,084)
Deferred income	-	8,328	-	-	8,328	-	-	-		8,328
Related party liabilities	-	636	-	-	636	(363)	(28)	-		245
Net cash provided (used) by operating activities	54,225	96,877	4,841	-	155,943	1,948	3,400	(7,872)		153,419

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	-	(214,039)	(1,740)	-	(215,779)	-	-	-		(215,779)
Short term investments	-	-	-	-	-	(15,853)	(50,510)	-		(66,363)
Fixed maturities investments	-	-	-	-	-	(7,831)	(67,228)	-		(75,059)
Equity securities	(8,759)	-	-		(8,759)	-	-	-		(8,759)
Preferred stock	-	-	-	-	-	(541)	-	-		(541)
Real estate	-	-	-	-	-	(12)	-	-		(12)
Mortgage loans	-	(5)	(47,751)	-	(47,756)	(11,639)	(2,984)	26,177	(b)	(36,202)
Proceeds from sales of:
Property, plant and equipment	-	54,501	509	-	55,010	-	-	-		55,010
Short term investments	-	-	-	-	-	19,134	60,743	-		79,877
Fixed maturities investments	-	-	-	-	-	8,649	57,386	-		66,035
Equity securities	8,800	-	-	-	8,800	-	-	-		8,800
Preferred stock	-	-	-	-	-	1,000	-	-		1,000
Real estate	-	-	-	-	-	34	-	-		34
Mortgage loans	-	-	33,626	-	33,626	9,915	628	(26,177)	(b)	17,992
Net cash provided (used) by investing activities	41	(159,543)	(15,356)	-	(174,858)	2,856	(1,965)	-		(173,967)
	(page 1 of 2)
(a) Balance for the period ended March 31, 2011
(b) Eliminate intercompany investments

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the quarter ended June 30, 2011 are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	-	28,558	30,000	-	58,558	-	-	-		58,558
Principal repayments on credit facilities	-	(21,673)	(20,579)	-	(42,252)	-	-	-		(42,252)
Debt issuance costs	-	(474)	(86)	-	(560)	-	-	-		(560)
Capital lease payments	-	(1,727)	-	-	(1,727)	-	-	-		(1,727)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	280	-	-	280	-	-	-		280
Proceeds from (repayment of) intercompany loans	(78,996)	77,734	1,262		-	-	-	-		-
Securitization deposits	-	27,953	-	-	27,953	-	-	-		27,953
Preferred stock redemption paid	(151,997)	-	-	-	(151,997)	-	-	7,708	(b)	(144,289)
Preferred stock dividends paid	(3,241)	-	-	-	(3,241)	-	-	164	(c)	(3,077)
Contribution from related party	(518)	-	-		(518)	-	-	-		(518)
Investment contract deposits	-	-	-	-	-	-	2,588	-		2,588
Investment contract withdrawals	-	-	-	-	-	-	(8,195)	-		(8,195)
Net cash provided (used) by financing activities	(234,752)	110,651	10,597	-	(113,504)	-	(5,607)	7,872		(111,239)

Effects of exchange rate on cash	-	44	-	-	44	-	-	-		44

Increase (decrease) in cash and cash equivalents	(180,486)	48,029	82	-	(132,375)	4,804	(4,172)	-		(131,743)
Cash and cash equivalents at beginning of period	250,104	72,634	757	-	323,495	14,700	37,301	-		375,496
Cash and cash equivalents at end of period	$69,618	$120,663	$839	$-	$191,120	$19,504	$33,129	$-		$243,753
	(page 2 of 2)
(a) Balance for the period ended March 31, 2011
(b) Eliminate intercompany investments
(c) Eliminate preferred stock dividends paid to affiliate

AMERCO AND CONSOLIDATED ENTITIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

12. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended June 30, 2012
Total revenues	$623,923	$41,493	$665,416
Depreciation and amortization, net of (gains) losses on disposals	56,963	1,973	58,936
Interest expense	23,339	152	23,491
Pretax earnings	119,384	8,004	127,388
Income tax expense	44,698	2,121	46,819
Identifiable assets	4,690,153	148,683	4,838,836

Quarter ended June 30, 2011
Total revenues	$601,091	$41,874	$642,965
Depreciation and amortization, net of (gains) losses on disposals	46,864	1,869	48,733
Interest expense	22,470	163	22,633
Pretax earnings	118,357	7,373	125,730
Income tax expense	45,329	2,178	47,507
Identifiable assets	4,026,330	148,126	4,174,456

13. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended June 30,
	2012	2011
	(Unaudited)
	(In thousands)
Service cost for benefits earned during the period	$155	$129
Interest cost on accumulated postretirement benefit	139	142
Other components	1	(4)
Net periodic postretirement benefit cost	$295	$267

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

Our financial instruments that are exposed to concentrations of credit risk consist primarily of temporary cash investments, trade receivables, reinsurance recoverables and notes receivable. Limited credit risk exists on trade receivables due to the diversity of our customer base and their dispersion across broad geographic markets. We place our temporary cash investments with financial institutions and limit the amount of credit exposure to any one financial institution.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table represents the financial assets and liabilities on the condensed consolidated balance sheet at June 30, 2012, that are subject to ASC 820 and the valuation approach applied to each of these items.

	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
Assets
Short-term investments	$542,083	$542,083	$-	$-
Fixed maturities - available for sale	753,614	665,000	87,413	1,201
Preferred stock	23,935	23,935	-	-
Common stock	15,833	15,833	-	-
Total	$1,335,465	$1,246,851	$87,413	$1,201

Liabilities
Guaranteed residual values of TRAC leases	$-	$-	$-	$-
Derivatives	61,397	-	61,397	-
Total	$61,397	$-	$61,397	$-

    Our fair value measurement takes place at the end of each quarter. At the end of the first quarter of fiscal 2013, we transferred $2.3 million of fixed maturities – available for sale from Level 1 to Level 2 due to a reduction in the pricing source available.

The following table represents the fair value measurements for our assets at June 30, 2012 using significant unobservable inputs (Level 3).

Fixed Maturities - Asset Backed Securities
(Unaudited)
(In thousands)
Balance at March 31, 2012	$1,205

Fixed Maturities - Asset Backed Securities - redemption	(7)
Fixed Maturities - Asset Backed Securities - gain (realized)	3
Balance at June 30, 2012	$1,201

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of and current strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the first quarter of fiscal 2013, compared with the first quarter of fiscal 2012, which is followed by an analysis of changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources and Disclosures about Contractual Obligations and Commercial Commitments and a discussion of off-balance sheet arrangements. We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2013.

This MD&A should be read in conjunction with the other sections of this Quarterly Report, including the Notes to Condensed Consolidated Financial Statements. The various sections of this MD&A contain a number of forward-looking statements, as discussed under the caption, Cautionary Statements Regarding Forward-Looking Statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing or in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2012. Many of these risks and uncertainties are beyond our control and our actual results may differ materially from these forward-looking statements.

AMERCO, a Nevada corporation (“AMERCO”), has a first fiscal quarter that ends on the 30th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31st of March for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. The Company discloses any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2012 and 2011 correspond to fiscal 2013 and 2012 for AMERCO.

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

Our primary focus is to provide our customers with a wide selection of moving rental equipment, convenient self-storage rental facilities and related moving and self-storage products and services. We are able to expand our distribution and improve customer service by increasing the amount of moving equipment, storage rooms and portable storage boxes available for rent, expanding the number of independent dealers in our network and expanding and taking advantage of our growing eMove® capabilities.

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

Principles of Consolidation

We apply ASC 810 in our principles of consolidation. ASC 810 addresses arrangements where a company does not hold a majority of the voting or similar interests of a VIE. A company is required to consolidate a VIE if it has determined it is the primary beneficiary. ASC 810 also addresses the policy when a company owns a majority of the voting or similar rights and exercises effective control.

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

During the first quarter of fiscal 2013 SAC Holding II fully repaid the $75.0 million outstanding principal balance on its junior note with AMERCO.  Pursuant to ASC 810-10-35-4, the Company considered this a redetermination event which resulted in AMERCO no longer having a variable interest in SAC Holding II.  Further, the Company determined that the repayment of the junior note had no impact on the existing individual operating entity management agreements thereby affirming our finding that these agreements do no constitute variable interests due to the presence of contractual ‘kick-out’ rights.

Should we determine in the future that we are the primary beneficiary of SAC Holding Corporation, we could be required to consolidate some or all of SAC Holdings within our financial statements.

The condensed consolidated balance sheets as of June 30, 2012 and March 31, 2012 include the accounts of AMERCO and its wholly-owned subsidiaries. The June 30, 2012 and 2011 condensed consolidated statements of operations, comprehensive income and cash flows include the accounts of AMERCO and its wholly-owned subsidiaries.

Recoverability of Property, Plant and Equipment

Property, plant and equipment are stated at cost. Interest expense incurred during the initial construction of buildings and rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes using the straight-line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. The Company follows the deferral method of accounting based on ASC 908 - Airlines for major overhauls in which engine and transmission overhauls are currently capitalized and amortized over three years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation expense when realized. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., minimize gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed.

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

In fiscal 2006, management performed an analysis of the expected economic value of new rental trucks and determined that additions to the fleet resulting from purchase should be depreciated on an accelerated method based upon a declining formula. The salvage value and useful life assumptions of the rental truck fleet remain unchanged. Under the declining balances method (2.4 times declining balance), the book value of a rental truck is reduced approximately 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively and then reduced on a straight line basis an additional 10% by the end of year fifteen. Whereas, a standard straight line approach would reduce the book value by approximately 5.3% per year over the life of the truck. For the affected equipment, the accelerated depreciation was $14.8 million and $13.0 million greater than what it would have been if calculated under a straight line approach for the first quarter of fiscal 2013 and 2012, respectively.

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

On a regular basis insurance reserve adequacy is reviewed by management to determine if existing assumptions need to be updated. While management is continually monitoring the status of expected losses through a rolling review of the claim inventory and regularly reviews the adequacy of the established liability for unpaid claims and claims adjustment expense, there can be no assurance that our loss reserves will not develop adversely and have a material adverse effect on our results of operations

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

Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment including but not limited to: ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. There were no write downs in the first quarter of fiscal 2013 and 2012.

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

Our financial instruments that are exposed to concentrations of credit risk consist primarily of temporary cash investments, trade receivables, reinsurance recoverables and notes receivable. Limited credit risk exists on trade receivables due to the diversity of our customer base and their dispersion across broad geographic markets. We place our temporary cash investments with financial institutions and limit the amount of credit exposure to any one financial institution.

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

Subsequent Events

The Company’s management has evaluated subsequent events occurring after June 30, 2012, the date of our most recent balance sheet, through the date our financial statements were issued. We do not believe any subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

Adoption of New Accounting Pronouncements

In October 2010, the FASB issued ASU 2010-26, Financial Services – Insurance (Topic 944) (“ASU 2010-26”) which amended FASB ASC 944-30 to provide further guidance regarding the capitalization of costs relating to the acquisition or renewal of insurance contracts. Specifically, only qualifying costs associated with successful contract acquisitions are permitted to be deferred. The Company adopted ASU 2010-26 in the first quarter of fiscal 2013 and it resulted in a $1.7 million reduction in beginning retained earnings on our financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (“ASU 2011-04”). This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The Company adopted ASU 2011-04 in the first quarter of fiscal 2013 and it did not have a material impact on our financial statements.

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

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended June 30, 2012 compared with the Quarter Ended June 30, 2011

Listed below on a consolidated basis are revenues for our major product lines for the first quarter of fiscal 2013 and the first quarter of fiscal 2012:

	Quarter Ended June 30,
	2012	2011
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$466,994	$446,548
Self-storage revenues	34,736	31,828
Self-moving and self-storage products and service sales	67,178	64,378
Property management fees	4,860	4,735
Life insurance premiums	46,426	50,999
Property and casualty insurance premiums	7,243	6,898
Net investment and interest income	12,257	17,263
Other revenue	25,722	20,316
Consolidated revenue	$665,416	$642,965

Self-moving equipment rental revenues increased $20.4 million during the first quarter of fiscal 2013, compared with the first quarter of fiscal 2012.  Growth in both In-Town and one-way moving transactions continued during the first quarter of fiscal 2013.  The year-over-year improvement in transactions was supported by a 4% increase in the average number of rental trucks in the fleet during the first quarter of fiscal 2013 compared with the same period last year.

Self-storage revenues increased $2.9 million during the first quarter of fiscal 2013, compared with the first quarter of fiscal 2012 due primarily to an increase in the number of rooms rented.  The average amount of occupied square feet increased by nearly 11% during the first quarter of fiscal 2013 compared to the same period last year.  The growth in revenues and square feet rented comes from a combination of improved occupancy at existing locations as well as the addition of new facilities to the portfolio.    Over the last twelve months we have added approximately 1.4 million net rentable square feet to the self-storage portfolio.

Sales of self-moving and self-storage products and services increased $2.8 million during the first quarter of fiscal 2013, compared with the first quarter of fiscal 2012.  Increases were recognized in the sales of moving supplies and towing accessories and related installations.

Life insurance premiums decreased $4.6 million during the first quarter of fiscal 2013, compared with the first quarter of fiscal 2012 due primarily to reduced life and Medicare supplement premiums.

Property and casualty insurance premiums increased $0.3 million during the first quarter of fiscal 2013, compared with the first quarter of fiscal 2012 due to an increase in Safestor and Safetow sales which were a result of increased equipment and storage rental transactions.

Net investment and interest income decreased $5.0 million during the first quarter of fiscal 2013, compared with the first quarter of fiscal 2012 primarily due to declines at the Moving and Storage operating segment.  During the first quarter of fiscal 2013 SAC Holdings repaid AMERCO $127.3 million for notes and interest outstanding.  These notes carried interest rates of 9%.  This loss of yield caused the majority of the decline in interest income for the first quarter of fiscal 2013. The Life Insurance operating segment recognized fewer realized gains from the sale of fixed maturities compared to the same period last year.

Other revenue increased $5.4 million during the first quarter of fiscal 2013, compared with the first quarter of fiscal 2012 primarily from the expansion of new business initiatives including our U-BoxTM program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $665.4 million for the first quarter of fiscal 2013, compared with $643.0 million for the first quarter of fiscal 2012.

Listed below are revenues and earnings from operations at each of our operating segments for the first quarter of fiscal 2013 and the first quarter of fiscal 2012. The insurance companies first quarters ended March 31, 2012 and 2011.

	Quarter Ended June 30,
	2012	2011
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$602,849	$574,999
Earnings from operations before equity in earnings of subsidiaries	146,959	144,670
Property and casualty insurance
Revenues	9,443	9,132
Earnings from operations	2,587	1,899
Life insurance
Revenues	53,882	59,999
Earnings from operations	1,404	2,035
Eliminations
Revenues	(758)	(1,165)
Earnings from operations before equity in earnings of subsidiaries	(71)	(241)
Consolidated results
Revenues	665,416	642,965
Earnings from operations	150,879	148,363

Total costs and expenses increased $19.9 million during the first quarter of fiscal 2013, compared with the first quarter of fiscal 2012.  Operating expenses for the Moving and Storage operating segment increased $11.9 million with a significant portion of this coming from spending on personnel and operating costs associated with the U-Box program, offset slightly by decreases in rental equipment maintenance. Commission expenses increased in relation to the associated revenues. Depreciation expense, net, increased $11.8 million while lease expense decreased $1.4 million as a result of the Company’s shift in financing new equipment on the balance sheet versus through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $150.9 million for the first quarter of fiscal 2013, compared with $148.4 million for the first quarter of fiscal 2012.

Interest expense for the first quarter of fiscal 2013 was $23.5 million, compared with $22.6 million for the first quarter of fiscal 2012 due to an increase in average borrowings partially offset by a decrease in average borrowing costs.

Income tax expense was $46.8 million for the first quarter of fiscal 2013, compared with $47.5 million for the first quarter of fiscal 2012.

Dividends paid or accrued on our Series A Preferred were $3.1 million for the first quarter of fiscal 2012.  There were no payments made or accrued in fiscal 2013.  All of our Series A Preferred stock was redeemed on June 1, 2011. The first quarter of fiscal 2012 included a $5.9 million non-recurring charge related to the redemption of the Series A Preferred Stock.

As a result of the above mentioned items, earnings available to common shareholders were $80.6 million for the first quarter of fiscal 2013, compared with $69.2 million for the first quarter of fiscal 2012.

Basic and diluted earnings per share for the first quarter of fiscal 2013 were $4.13, compared with $3.56 for the first quarter of fiscal 2012.

The weighted average common shares outstanding basic and diluted were 19,502,369 for the first quarter of fiscal 2013, compared with 19,460,126 for the first quarter of fiscal 2012.

Moving and Storage

Quarter Ended June 30, 2012 compared with the Quarter Ended June 30, 2011

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first quarter of fiscal 2013 and the first quarter of fiscal 2012:

	Quarter Ended June 30,
	2012	2011
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$467,315	$446,885
Self-storage revenues	34,736	31,828
Self-moving and self-storage products and service sales	67,178	64,378
Property management fees	4,860	4,735
Net investment and interest income	3,135	7,029
Other revenue	25,625	20,144
Moving and Storage revenue	$602,849	$574,999

Self-moving equipment rental revenues increased $20.4 million during the first quarter of fiscal 2013, compared with the first quarter of fiscal 2012.  Growth in both In-Town and one-way moving transactions continued during the first quarter of fiscal 2013.  The year-over-year improvement in transactions was supported by a 4% increase in the average number of rental trucks in the fleet during the first quarter of fiscal 2013 compared with the same period last year.

Self-storage revenues increased $2.9 million during the first quarter of fiscal 2013, compared with the first quarter of fiscal 2012 due primarily to an increase in the number of rooms rented.  The average amount of occupied square feet increased by nearly 11% during the first quarter of fiscal 2013 compared to the same period last year.  The growth in revenues and occupancy comes from a combination of improved occupancy at existing locations as well as the addition of new facilities to the portfolio.  Over the last twelve months we have added approximately 1.4 million net rentable square feet to the self-storage portfolio.

Sales of self-moving and self-storage products and services increased $2.8 million during the first quarter of fiscal 2013, compared with the first quarter of fiscal 2012.  Increases were recognized in the sales of moving supplies and towing accessories and related installations.

Net investment and interest income decreased $3.9 million during the first quarter of fiscal 2013, compared with the first quarter of fiscal 2012 primarily due to declines at the Moving and Storage operating segment.  During the quarter SAC Holdings repaid AMERCO $127.3 million for notes and interest outstanding.  These notes carried interest rates of 9%.  This loss of yield caused the majority of the decline in interest income for the quarter.

Other revenue increased $5.5 million during the first quarter of fiscal 2013, compared with the first quarter of fiscal 2012 primarily from the expansion of new business initiatives including our U-BoxTM program.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended June 30,
	2012	2011
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of June 30	170	157
Square footage as of June 30	14,308	12,932
Average number of rooms occupied	131	120
Average occupancy rate based on room count	78.0%	76.9%
Average square footage occupied	11,119	10,046

Total costs and expenses increased $25.6 million during the first quarter of fiscal 2013, compared with the first quarter of fiscal 2012.  Operating expenses increased $11.9 million with a significant portion of this coming from spending on personnel and operating costs associated with the U-Box program.  Commission expenses increased in relation to the associated revenues. Depreciation expense, before gains on the disposal of equipment, increased $9.6 million while the gains on the disposals decreased by $2.2 million. Lease expense decreased $1.7 million.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for the Moving and Storage operating segment before consolidation of the equity in the earnings of the insurance subsidiaries, increased to $147.0 million for the first quarter of fiscal 2013, compared with $144.7 million for the first quarter of fiscal 2012.

Equity in the earnings of AMERCO’s insurance subsidiaries was $2.6 million for both the first quarter of fiscal 2013 and 2012.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $149.5 million for the first quarter of fiscal 2013, compared with $147.3 million for the first quarter of fiscal 2012.

Property and Casualty Insurance

Quarter Ended March 31, 2012 compared with the Quarter Ended March 31, 2011

Net premiums were $7.2 million and $6.9 million for the quarters ended March 31, 2012 and 2011, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same time period.

Net investment income was $2.2 million for the quarters ended March 31, 2012 and 2011, respectively.

Net operating expenses were $3.3 million and $2.8 million for the quarters ended March 31, 2012 and 2011, respectively. The increase was due to $0.3 million increase in administrative overhead along with a $0.2 million increase in commissions.

Benefits and losses incurred were $3.6 million and $4.5 million for the quarters ended March 31, 2012 and 2011, respectively primarily due to decreases in reserves.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $2.6 million and $1.9 million for the quarters ended March 31, 2012 and 2011, respectively.

Life Insurance

Quarter Ended March 31, 2012 compared with the Quarter Ended March 31, 2011

Net premiums were $46.4 million and $51.0 million for the quarters ended March 31, 2012 and 2011, respectively.  Medicare supplement premiums decreased by $2.3 million due to policy terminations which exceeded rate increases on existing business.  Premiums from life insurance sales also declined as new business shifted more towards annuity products; sales of these products are accounted for as deposits on the balance sheet instead of premium income.  Annuity deposits increased $26.6 million for the quarter, compared with the same period last year.

Net investment income was $7.0 million and $8.5 million for the quarters ended March 31, 2012 and 2011, respectively. A larger invested asset based led to an increase of $1.6 million of investment income, and this was offset by a decrease in realized gains of $3.1 million compared to the same period last year.

Net operating expenses were $7.2 million and $8.1 million for the quarters ended March 31, 2012 and 2011, respectively. The decrease was primarily a result of reduced administrative expenses of $0.3 million and a reduction of $0.7 in commission expense due to decreased life insurance sales.

Benefits and losses incurred were $42.5 million and $45.5 million for the quarter ended March 31, 2012 and 2011, respectively as a result of reduced life insurance sales and from the Medicare supplement business.

Amortization of deferred acquisition costs (“DAC”) and the value of business acquired was $2.8 million and $4.4 million for the quarters ended March 31, 2012 and 2011, respectively.  The majority of the decrease was due to the decrease in realized capital gains in the first quarter of fiscal 2013, compared with the same period in fiscal 2012.  In most cases, realized investment gains result in additional amortization of DAC.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $1.4 million and $2.0 million for the quarters ended March 31, 2012 and 2011, respectively.

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

At June 30, 2012, cash and cash equivalents totaled $566.2 million, compared with $350.1 million on March 31, 2012. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). As of June 30, 2012 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property and Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$519,692	$13,089	$33,458
Other financial assets	291,604	416,847	801,865
Debt obligations	1,540,538	-	-

(a) As of March 31, 2012

    At June 30, 2012, our Moving and Storage operating segment had additional cash available under existing credit facilities of $299.9 million.

Net cash provided by operating activities increased $194.2 million in the first quarter of fiscal 2013 compared with fiscal 2012 primarily due to repayments of $127.3 million of the notes and interest receivables with SAC Holdings and from increased revenues.

Net cash used in investing activities decreased $61.5 million in the first quarter of fiscal 2013, compared with fiscal 2012. Purchases of property, plant and equipment, which are reported net of cash from leases, decreased $58.0 million. Cash from the sales of property, plant and equipment increased $7.4 million largely due to an increase in pickup and cargo van sales. Cash used for investing activities at the insurance companies increased $19.8 million primarily due to investments in their fixed maturity portfolio stemming from increased annuity sales.

Net cash used by financing activities decreased $92.7 million in the first quarter of fiscal 2013, as compared with fiscal 2012. Fiscal 2012 included $152.0 million of cash used to redeem our preferred stock. Additionally net annuity deposits at the Life insurance segment increased $26.6 million in the first quarter of fiscal 2013 compared to the same period last year.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily reflected new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2013, we will reinvest in our truck and trailer rental fleet approximately $325 million, net of equipment sales excluding any lease buyouts. Through the first quarter of fiscal 2013 we have reinvested $134.3 million of this projected amount. Fleet investments in fiscal 2013 and beyond will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2013 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. Our plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. We are funding these development projects through construction loans and internally generated funds. For the first quarter of fiscal 2013, we invested $36.4 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2013, the timing of new projects will be dependent upon several factors including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the eMove program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $95.4 million and $160.8 million for the first quarter of fiscal 2013 and 2012, respectively. We entered into new equipment leases of $108.4 million and $8.8 million, during the first quarter of fiscal 2013 and 2012, respectively. Spending on gross capital expenditures before any netting was $266.2 million during the first quarter of fiscal 2013 compared with $224.6 million during the first quarter of fiscal 2012.

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

Stockholder’s equity was $127.1 million and $123.8 million at March 31, 2012 and December 31, 2011, respectively. The increase resulted from net earnings of $1.7 million and an increase in other comprehensive income of $1.6 million. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

The Life Insurance operating segment manages its financial assets to meet policyholder and other obligations including investment contract withdrawals and deposits. Life Insurance’s net deposits for the quarter ended March 31, 2012 were $21.0 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $216.3 million and $215.8 million at March 31, 2012 and December 31, 2011, respectively. The increase resulted from net earnings of $0.9 million and an increase in other comprehensive income of $1.3 million and a decrease to beginning retained earnings of $1.7 million in relation to the adoption of ASU 2010-26. Life Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Cash Provided (Used) from Operating Activities by Operating Segments

Moving and Storage

Net cash provided from operating activities were $349.3 million and $155.9 million for the first quarter of fiscal 2013 and 2012, respectively primarily due to repayments of $127.3 million of the notes and interest receivables with SAC Holdings and from increased revenue.

Property and Casualty Insurance

Net cash provided (used) by operating activities were ($2.8) million and $1.9 million for the first quarter ended March 31, 2012 and 2011, respectively. The decrease was primarily due to cash payments made in relation to the commutation of some reinsurance business.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolio amounted to $44.4 million and $44.1 million at March 31, 2012 and December 31, 2011, respectively. This balance reflects funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $6.4 million and $3.4 million for the first quarter ended March 31, 2012 and 2011, respectively. A decrease of $3.0 million in the gains resulting for the sales of investments was the primary reason for the increase in operating activities cash flow.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio. At March 31, 2012 and December 31, 2011, cash and cash equivalents and short-term investments amounted to $53.2 million and $54.1 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment leases. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management feels it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. At June 30, 2012, we had cash availability under existing credit facilities of $299.9 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 4, Borrowings of the Notes to Condensed Consolidated Financial Statements.

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

The available-for-sale securities held by the Company are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. At June 30, 2012, we had $1.2 million of available-for-sale assets classified in Level 3.

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

Disclosures about Contractual Obligations and Commercial Commitments

Our estimates as to future contractual obligations have not materially changed from the disclosure included under the subheading Contractual Obligations in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Off-Balance Sheet Arrangements

The Company uses off-balance sheet arrangements in situations where management believes that the economics and sound business principles warrant their use.

We utilize operating leases for certain rental equipment and facilities with terms expiring substantially through 2019. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, we have guaranteed $132.4 million of residual values at June 30, 2012 for these assets at the end of their respective lease terms. We have been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of our minimum lease payments and residual value guarantees were $367.1 million at June 30, 2012.

Historically, we have used off-balance sheet arrangements in connection with the expansion of our self-storage business. For more information please see Note 10, Related Party Transactions of the Notes to Condensed Consolidated Financial Statements. These arrangements were primarily used when the Company’s overall borrowing structure was more limited. The Company does not face similar limitations currently and off-balance sheet arrangements have not been utilized in our self-storage expansion in recent years. In the future, we will continue to identify and consider off-balance sheet opportunities to the extent such arrangements would be economically advantageous to us and our stockholders.

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $9.4 million and $8.6 million from the above mentioned entities during the first quarter of fiscal 2013 and 2012, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Blackwater is wholly-owned by Mark V. Shoen, a significant shareholder of AMERCO. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $0.7 million and $0.6 million in the first quarters of fiscal 2013 and 2012, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At June 30, 2012, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based on equipment rental revenues. We paid the above mentioned entities $11.6 million and $10.6 million in commissions pursuant to such dealership contracts during the first quarter of fiscal 2013 and 2012, respectively.

During the first quarter of fiscal 2013, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater. The Company does not have an equity ownership interest in SAC Holdings. The Company recorded interest income of $2.5 million and $4.8 million, and received cash interest payments of $7.2 million and $4.3 million, from SAC Holdings during the first quarter of fiscal 2013 and 2012, respectively. The largest aggregate amount of notes receivable outstanding during the first quarter of fiscal 2013 was $195.4 million and the aggregate notes receivable balance at June 30, 2012 was $73.1 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturities of these notes are between 2019 and 2024. During the first quarter we received $127.3 million in repayments on the notes and interest receivables.

These agreements along with notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $8.2 million, expenses of $0.7 million and cash flows of $138.4 million during the first quarter of fiscal 2013. Revenues and commission expenses related to the Dealer Agreements were $53.1 million and $11.6 million, respectively during the first quarter of fiscal 2013.

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

Our Property and Casualty Insurance operating segment will continue to provide loss adjusting and claims handling for U-Haul and underwrite components of the Safemove, Safetow, Super Safemove and Safestor protection packages to U-Haul customers.

Our Life Insurance operating segment is pursuing its goal of expanding its presence in the senior market through the sales of its Medicare supplement, life and annuity policies. This strategy includes growing its agency force, expanding its new product offerings, and pursuing business acquisition opportunities.

Cautionary Statements Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” regarding future events and our future results of operations. We may make additional written or oral forward-looking statements from time to time in filings with the SEC or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements may include, but are not limited to, projections of revenues, earnings or loss, estimates of capital expenditures, plans for future operations, products or services, financing needs and plans, our perceptions of our legal positions and anticipated outcomes of government investigations and pending litigation against us, liquidity, goals and strategies, plans for new business, storage occupancy, growth rate assumptions, pricing, costs, and access to capital and leasing markets as well as assumptions relating to the foregoing. The words “believe,” “expect,” “anticipate,” “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation, the risk factors set forth in the section entitled Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, as well as the following: our ability to operate pursuant to the terms of its credit facilities; our ability to maintain contracts that are critical to our operations; the costs and availability of financing; our ability to execute our business plan; our ability to attract, motivate and retain key employees; general economic conditions; fluctuations in our costs to maintain and update our fleet and facilities; our ability to refinance our debt; changes in government regulations, particularly environmental regulations; our credit ratings; the availability of credit; changes in demand for our products; changes in the general domestic economy; the degree and nature of our competition; the resolution of pending litigation against us; changes in accounting standards and other factors described in this Quarterly Report or the other documents we file with the SEC. The above factors, the following disclosures, as well as other statements in this Quarterly Report and in the Notes to Condensed Consolidated Financial Statements, could contribute to or cause such risks or uncertainties, or could cause our stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by us that such matters will be realized. We assume no obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

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

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$42,318	(a)	$(437)	10/10/2006	10/10/2012	5.57%	1 Month LIBOR
17,196		(885)	7/10/2006	7/10/2013	5.67%	1 Month LIBOR
241,667		(50,838)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
11,300		(817)	2/12/2007	2/10/2014	5.24%	1 Month LIBOR
7,545		(552)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
7,550		(495)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
8,800	(a)	(702)	8/15/2008	6/15/2015	3.62%	1 Month LIBOR
8,867		(763)	8/29/2008	7/10/2015	4.04%	1 Month LIBOR
13,641		(1,352)	9/30/2008	9/10/2015	4.16%	1 Month LIBOR
7,350	(a)	(374)	3/30/2009	3/30/2016	2.24%	1 Month LIBOR
9,938	(a)	(464)	8/15/2010	7/15/2017	2.15%	1 Month LIBOR
21,250	(a)	(1,132)	6/1/2011	6/1/2018	2.38%	1 Month LIBOR
41,667	(a)	(1,446)	8/15/2011	8/15/2018	1.86%	1 Month LIBOR
17,000	(a)	(534)	9/12/2011	9/10/2018	1.75%	1 Month LIBOR
14,759	(b)	(297)	3/28/2012	3/28/2019	1.42%	1 Month LIBOR
24,375		(309)	4/16/2012	4/1/2019	1.28%	1 Month LIBOR

(a) forward swap
(b) operating lease

As of June 30, 2012, we had $519.9 million of variable rate debt obligations and $14.8 million of a variable rate operating lease. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $0.4 million annually (after consideration of the effect of the above derivative contracts.)

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 6.2% and 6.5% of our revenue was generated in Canada during the first quarter of fiscal 2013 and 2012, respectively. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

Item 4. Controls and Procedures

Attached as exhibits to this Quarterly Report are certifications of our Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), which are required in accordance with Rule 13a-14 of the Exchange Act. This "Controls and Procedures" section includes information concerning the controls and procedures evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented in the section, Evaluation of Disclosure Controls and Procedures.

 Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the CEO and CAO, conducted an evaluation of the effectiveness of the design and operation of the Company’s "disclosure controls and procedures" (as such term is defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (“Disclosure Controls”) as of the end of the period covered by this Quarterly Report. Our Disclosure Controls are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including our CEO and CAO, as appropriate to allow timely decisions regarding required disclosure. Based upon the controls evaluation, our CEO and CAO have concluded that as of the end of the period covered by this Quarterly Report, our Disclosure Controls were effective related to the above stated design purposes.

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

Item 1A. Risk Factors

We are not aware of any material updates to the risk factors described in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

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

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Registration Statement on form S-4, filed March 30, 2004, file no. 1-11255
3.2	Restated Bylaws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K ,filed on September 10, 2010, file no. 1-11255
4.1	Nineteenth Supplemental Indenture, dated May 14, 2012 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K ,filed on May 14, 2012, file no. 1-11255
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Principal Financial Officer and Chief Accounting Officer of AMERCO	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Principal Financial Officer and Chief Accounting Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERCO

Date:  August 8, 2012                                                                                                                   /s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date:  August 8, 2012                                                                                                                   /s/ Jason A. Berg
Jason A. Berg
Chief Accounting Officer
(Principal Financial Officer)