Form 10-Q
period 2012-09-30
AMERCO /NV/
filed 2012-11-07
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2012

or

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

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at November 1, 2012.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2012	2012
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$645,821	$357,180
Reinsurance recoverables and trade receivables, net	264,563	297,974
Inventories, net	58,659	58,735
Prepaid expenses	41,444	41,858
Investments, fixed maturities and marketable equities	904,446	766,792
Investments, other	293,585	258,551
Deferred policy acquisition costs, net	79,868	63,914
Other assets	103,498	120,525
Related party assets	173,505	316,157
	2,565,389	2,281,686
Property, plant and equipment, at cost:
Land	309,654	281,140
Buildings and improvements	1,130,852	1,087,119
Furniture and equipment	310,516	308,120
Rental trailers and other rental equipment	293,735	255,010
Rental trucks	2,008,602	1,856,433
	4,053,359	3,787,822
Less: Accumulated depreciation	(1,481,784)	(1,415,457)
Total property, plant and equipment	2,571,575	2,372,365
Total assets	$5,136,964	$4,654,051
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$372,756	$335,326
Notes, loans and leases payable	1,556,891	1,486,211
Policy benefits and losses, claims and loss expenses payable	1,128,929	1,145,943
Liabilities from investment contracts	395,620	240,961
Other policyholders' funds and liabilities	11,403	7,273
Deferred income	30,886	31,525
Deferred income taxes	404,558	370,992
Total liabilities	3,901,043	3,618,231

Commitments and contingencies (notes 4, 8, 9 and 10)	-	-
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of September 30 and March 31, 2012	-	-
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of September 30 and March 31, 2012	-	-
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of September 30 and March 31, 2012	-	-
Common stock of $0.25 par value, 150,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of September 30 and March 31, 2012	10,497	10,497
Additional paid-in capital	435,376	433,743
Accumulated other comprehensive loss	(35,552)	(45,436)
Retained earnings	1,505,332	1,317,064
Cost of common shares in treasury, net (22,377,912 shares as of September 30 and March 31, 2012)	(525,653)	(525,653)
Cost of preferred shares in treasury, net (6,100,000 shares as of September 30 and March 31, 2012)	(151,997)	(151,997)
Unearned employee stock ownership plan shares	(2,082)	(2,398)
Total stockholders' equity	1,235,921	1,035,820
Total liabilities and stockholders' equity	$5,136,964	$4,654,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended September 30,
	2012	2011
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$538,361	$511,626
Self-storage revenues	37,978	34,008
Self-moving and self-storage products and service sales	61,730	59,768
Property management fees	4,902	4,826
Life insurance premiums	47,667	46,197
Property and casualty insurance premiums	8,947	8,749
Net investment and interest income	13,053	15,901
Other revenue	28,679	22,106
Total revenues	741,317	703,181

Costs and expenses:
Operating expenses	310,214	294,340
Commission expenses	68,564	64,049
Cost of sales	30,912	32,446
Benefits and losses	45,672	44,462
Amortization of deferred policy acquisition costs	3,088	2,675
Lease expense	29,591	32,712
Depreciation, net of (gains) on disposals of (($5,532) and ($7,917), respectively)	58,954	48,064
Total costs and expenses	546,995	518,748

Earnings from operations	194,322	184,433
Interest expense	(22,113)	(22,963)
Pretax earnings	172,209	161,470
Income tax expense	(62,789)	(60,459)
Net earnings	109,420	101,011
Less: Preferred stock dividends	-	164
Earnings available to common shareholders	$109,420	$101,175
Basic and diluted earnings per common share	$5.61	$5.20
Weighted average common shares outstanding: Basic and diluted	19,512,550	19,470,948

Related party revenues for the second quarter of fiscal 2013 and 2012, net of eliminations, were $8,241 thousand and $11,050 thousand, respectively.

Related party costs and expenses for the second quarter of fiscal 2013 and 2012, net of eliminations, were $13,922 thousand and $12,645 thousand, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended September 30,
	2012	2011
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$1,005,355	$958,174
Self-storage revenues	72,714	65,836
Self-moving and self-storage products and service sales	128,908	124,146
Property management fees	9,762	9,561
Life insurance premiums	94,093	97,196
Property and casualty insurance premiums	16,190	15,647
Net investment and interest income	25,310	33,164
Other revenue	54,401	42,422
Total revenues	1,406,733	1,346,146

Costs and expenses:
Operating expenses	593,607	566,315
Commission expenses	129,671	121,001
Cost of sales	63,139	65,224
Benefits and losses	91,750	94,392
Amortization of deferred policy acquisition costs	5,899	7,050
Lease expense	62,387	66,946
Depreciation, net of (gains) on disposals of (($13,048) and ($17,627), respectively)	115,079	92,422
Total costs and expenses	1,061,532	1,013,350

Earnings from operations	345,201	332,796
Interest expense	(45,604)	(45,596)
Pretax earnings	299,597	287,200
Income tax expense	(109,608)	(107,966)
Net earnings	189,989	179,234
Less: Excess of redemption value over carrying value of preferred shares redeemed	-	(5,908)
Less: Preferred stock dividends	-	(2,913)
Earnings available to common shareholders	$189,989	$170,413
Basic and diluted earnings per common share	$9.74	$8.75
Weighted average common shares outstanding: Basic and diluted	19,507,456	19,465,530

Related party revenues for the first six months of fiscal 2013 and 2012, net of eliminations, were $16,922 thousand and $21,954 thousand, respectively.

Related party costs and expenses for the first six months of fiscal 2013 and 2012, net of eliminations, were $26,212 thousand and $23,914 thousand, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter Ended September 30, 2012	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$172,209	$(62,789)	$109,420
Other comprehensive income (loss):
Foreign currency translation	3,459	-	3,459
Unrealized gain on investments	10,673	(3,769)	6,904
Change in fair value of cash flow hedges	768	(292)	476
Total comprehensive income	$187,109	$(66,850)	$120,259

Quarter Ended September 30, 2011	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$161,470	$(60,459)	$101,011
Other comprehensive income (loss):
Foreign currency translation	(6,749)	-	(6,749)
Unrealized loss on investments	(1,373)	741	(632)
Change in fair value of cash flow hedges	(12,250)	4,655	(7,595)
Total comprehensive income	$141,098	$(55,063)	$86,035

Six Months Ended September 30, 2012	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$299,597	$(109,608)	$189,989
Other comprehensive income (loss):
Foreign currency translation	1,530	-	1,530
Unrealized gain on investments	12,546	(4,349)	8,197
Change in fair value of cash flow hedges	253	(96)	157
Total comprehensive income	$313,926	$(114,053)	$199,873

Six Months Ended September 30, 2011	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$287,200	$(107,966)	$179,234
Other comprehensive income (loss):
Foreign currency translation	(5,757)	-	(5,757)
Unrealized loss on investments	(6,751)	2,742	(4,009)
Change in fair value of cash flow hedges	(16,110)	6,122	(9,988)
Total comprehensive income	$258,582	$(99,102)	$159,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2012	2011
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Net earnings	$189,989	$179,234
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	128,127	110,049
Amortization of deferred policy acquisition costs	5,899	7,050
Change in allowance for losses on trade receivables	(3)	(16)
Change in allowance for inventory reserves	1,705	2,008
Net gain on sale of real and personal property	(13,048)	(17,627)
Net (gain) loss on sale of investments	238	(4,880)
Deferred income taxes	24,926	89,129
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	33,416	(21,953)
Inventories	(1,629)	177
Prepaid expenses	422	8,702
Capitalization of deferred policy acquisition costs	(24,489)	(9,010)
Other assets	19,770	21,973
Related party assets	140,587	5,644
Accounts payable and accrued expenses	45,412	11,327
Policy benefits and losses, claims and loss expenses payable	(17,413)	35,857
Other policyholders' funds and liabilities	4,130	(3,142)
Deferred income	(671)	4,558
Related party liabilities	2,095	268
Net cash provided by operating activities	539,463	419,348

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(280,986)	(348,331)
Short term investments	(150,987)	(139,207)
Fixed maturities investments	(179,941)	(136,371)
Equity securities	(26)	(9,056)
Preferred stock	(1,200)	(1,633)
Real estate	(792)	(5,146)
Mortgage loans	(50,828)	(65,612)
Proceeds from sale of:
Property, plant and equipment	132,597	110,289
Short term investments	154,549	154,060
Fixed maturities investments	52,586	97,010
Equity securities	-	10,210
Preferred stock	1,453	1,252
Real estate	590	109
Mortgage loans	12,700	29,722
Net cash used by investing activities	(310,285)	(302,704)

Cash flows from financing activities:
Borrowings from credit facilities	88,847	178,292
Principal repayments on credit facilities	(171,496)	(99,102)
Debt issuance costs	(1,010)	(1,316)
Capital lease payments	(9,883)	(3,505)
Leveraged Employee Stock Ownership Plan - repayments from loan	316	556
Securitization deposits	(1,729)	38,428
Preferred stock redemption paid	-	(144,289)
Preferred stock dividends paid	-	(2,913)
Contribution to related party	-	(518)
Investment contract deposits	169,933	6,228
Investment contract withdrawals	(15,275)	(15,419)
Net cash provided (used) by financing activities	59,703	(43,558)

Effects of exchange rate on cash	(240)	(389)

Increase in cash and cash equivalents	288,641	72,697
Cash and cash equivalents at the beginning of period	357,180	382,514
Cash and cash equivalents at the end of period	$645,821	$455,211

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

The condensed consolidated balance sheet as of September 30, 2012 and the related condensed consolidated statements of operations and comprehensive income for the second quarter and the first six months and the cash flows for the first six months ended fiscal 2013 and 2012 are unaudited.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Property and Casualty Insurance operating segment includes Repwest and its wholly-owned subsidiaries and ARCOA risk retention group (“ARCOA”). The Property and Casualty Insurance operating segment provides loss adjusting and claims handling for U-Haul through regional offices across North America. The Property and Casualty Insurance operating segment also underwrites components of the Safemove, Safetow, Super Safemove and Safestor protection packages to U-Haul customers. The business plan for the Property and Casualty Insurance operating segment includes offering property and casualty products in other U-Haul related programs. ARCOA is a group captive insurer owned by us and our wholly-owned subsidiaries whose purpose is to provide insurance products related to the moving and storage business

The Life Insurance operating segment includes Oxford and its wholly-owned subsidiaries. Oxford provides life and health insurance products primarily to the senior market through the direct writing or reinsuring of life insurance, Medicare supplement and annuity policies.

2. Earnings per Share

Net earnings for purposes of computing earnings per common share for the second quarter and first six months of fiscal 2012 are net earnings less preferred stock dividends paid, adjusted for the price paid by us for the redemption of our preferred stock less its carrying value on our balance sheet at that time. Preferred stock dividends include accrued dividends of AMERCO. Preferred stock dividends paid to or accrued for entities that are part of the consolidated group are eliminated in consolidation.

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares, net of shares committed to be released, were 90,159 and 131,483 as of September 30, 2012 and September 30, 2011, respectively.

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

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $16.2 million at September 30, 2012.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Available-for-Sale Investments

Available-for-sale investments at September 30, 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$28,023	$2,916	$(4)	$(17)	$30,918
U.S. government agency mortgage-backed securities	43,763	4,512	-	(8)	48,267
Obligations of states and political subdivisions	147,735	14,657	(2)	(181)	162,209
Corporate securities	565,467	40,306	(1,042)	(1,720)	603,011
Mortgage-backed securities	18,244	431	(21)	-	18,654
Redeemable preferred stocks	24,147	1,190	(689)	(90)	24,558
Common stocks	27,762	69	(11,002)	-	16,829
	$855,141	$64,081	$(12,760)	$(2,016)	$904,446

The table above includes gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

We sold available-for-sale securities with a fair value of $54.0 million during the first six months of fiscal 2013. The gross realized gains on these sales totaled $0.2 million. The gross realized losses on these sales totaled $0.3 million.

The unrealized losses of more than twelve months in the available-for-sale table are considered temporary declines. The majority of this unrealized loss is related to our long term investments in 1.8 million shares of Bank of America common stock. We track each investment with an unrealized loss and evaluate them on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments may have declines determined by management to be other-than-temporary and we recognized these write-downs through earnings. Our insurance subsidiaries recognized $0.1 million in other-than-temporary impairments for the second quarter and first six months of fiscal 2012. There were no write downs in the second quarter or for the first six months of fiscal 2013.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income were as follows:

Credit Loss
(Unaudited)
(In thousands)
Balance at March 31, 2012	$552
Additions:
Other-than-temporary impairment not previously recognized	-
Balance at September 30, 2012	$552

The adjusted cost and estimated market value of available-for-sale investments at September 30, 2012, by contractual maturity, were as follows:

	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)
Due in one year or less	$51,141	$52,289
Due after one year through five years	148,038	157,500
Due after five years through ten years	217,112	233,269
Due after ten years	368,697	401,347
	784,988	844,405

Mortgage backed securities	18,244	18,654
Redeemable preferred stocks	24,147	24,558
Common stocks	27,762	16,829
	$855,141	$904,446

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4. Borrowings

Long-Term Debt

Long-term debt was as follows:

			September 30,	March 31,
	2013 Rate (a)	Maturities	2012	2012
			(Unaudited)
			(In thousands)
Real estate loan (amortizing term)	6.93%	2018	$240,000	$245,000
Real estate loan (revolving credit)	-	2018	-	-
Real estate loan (amortizing term)	2.13%	2016	25,078	25,451
Real estate loan (revolving credit)	-	2013	-	23,920
Senior mortgages	4.90% - 5.75%	2015 - 2022	489,652	459,822
Working capital loan (revolving credit)	-	2013	-	-
Fleet loans (amortizing term)	3.00% - 6.92%	2012 - 2019	324,705	384,888
Fleet loans (securitization)	4.90% - 5.56%	2014 - 2017	204,093	228,655
Capital leases (rental equipment)	2.17% - 9.57%	2015 - 2019	263,434	109,689
Other obligations	3.00% - 8.00%	2013 - 2042	9,929	8,786
Total notes, loans and leases payable			$1,556,891	$1,486,211

(a) Interest rate as of September 30, 2012, including the effect of applicable hedging instruments.

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. The loan has a final maturity date of August 2018. The loan is comprised of a term loan facility with initial availability of $300.0 million and a revolving credit facility with current availability of $193.4 million. As of September 30, 2012, the outstanding balance on the Real Estate Loan was $240.0 million and we had the full $193.4 million available to be drawn. U-Haul International, Inc. is a guarantor of this loan.

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

The interest rate for the amortizing term portion, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At September 30, 2012, the applicable LIBOR was 0.23% and the applicable margin was 1.50%, the sum of which was 1.73%. The rate on the term facility portion of the Real Estate Loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin.

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

Amerco Real Estate Company and a subsidiary of U-Haul International, Inc. entered into a revolving credit construction loan effective June 29, 2006. This loan was modified and extended on June 27, 2011. This loan is now comprised of a term loan facility with an initial availability of $26.1 million and a final maturity of

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

June 2016. As of September 30, 2012, the outstanding balance was $25.1 million.

This Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and any accrued and unpaid interest due at maturity. The interest rate, per the provision of this loan agreement, is the applicable LIBOR plus a margin of 1.90%. At September 30, 2012, the applicable LIBOR was 0.23% and the margin was 1.90%, the sum of which was 2.13%. U-Haul International, Inc. and AMERCO are guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

On April 29, 2011, Amerco Real Estate Company and U-Haul Company of Florida entered into a revolving credit agreement for $100.0 million. This agreement was amended in March 2012 and the maturity extended to April 2013 with an option for a one year extension. As of September 30, 2012, we had the full $100.0 million available to be drawn. The interest rate is the applicable LIBOR plus a margin of 1.50%. The amended agreement decreased the margin to 1.25% for any subsequent borrowings on the revolving credit facility. AMERCO and U-Haul International, Inc. are guarantors of this facility. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgage loan balances as of September 30, 2012 were in the aggregate amount of $489.7 million and mature between 2015 and 2022. The senior mortgages require average monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The senior mortgages are secured by certain properties owned by the borrowers. The interest rates, per the provisions of the senior mortgages, range between 4.90% and 5.75%. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Working Capital Loans

Amerco Real Estate Company is a borrower under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $25.0 million. At September 30, 2012, we had the full $25.0 million available to be drawn. This loan is secured by certain properties owned by the borrower. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. This agreement was amended in March 2012 and the maturity extended to November 2013 with an option for a one year extension. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. U-Haul International, Inc. and AMERCO are the guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. The interest rate, per the provision of this loan agreement, is the applicable LIBOR plus a margin of 1.25%.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under amortizing term loans. The balance of the loans as of September 30, 2012 was $209.7 million with the final maturities between October 2012 and April 2019.

The Amortizing Loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the Loan Agreements, are the applicable LIBOR plus a margin between 0.90% and 2.63%. At September 30, 2012, the applicable LIBOR was between 0.22% and 0.23% and applicable margins were between 0.90% and 2.63%. The interest rates are hedged with interest rate swaps fixing the rates between 3.00% and 6.92% based on current margins. Additionally, $17.7 million of these loans are carried at a fixed rate of 3.94%.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

AMERCO and U-Haul International, Inc. are guarantors of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

On December 31, 2009, a subsidiary of U-Haul International, Inc. entered into an $85.0 million term note that was used to fund cargo van and pickup acquisitions for the past two years. This term note was amended on August 26, 2011. The amount of the term note was increased to $95.0 million. On December 22, 2011, we entered into another term loan for $20.0 million. The final maturity date of these notes is August 2016.  The agreements contain options to extend the maturity through May 2017. These notes are secured by the purchased equipment and the corresponding operating cash flows associated with their operation.  These notes have fixed interest rates between 3.52% and 3.53%. At September 30, 2012, the outstanding balance was $115.0 million.

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

The 2007 Box Truck Note has a fixed interest rate of 5.56% with an expected final maturity of February 2014. At September 30, 2012, the outstanding balance was $88.1 million. The note is secured by the box trucks that were purchased and the corresponding operating cash flows associated with their operation.

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

The 2010 Box Truck Note has a fixed interest rate of 4.90% with an expected final maturity of October 2017. At September 30, 2012, the outstanding balance was $116.0 million. The note is secured by the box trucks being purchased and the corresponding operating cash flows associated with their operation.

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

Capital Leases

We entered into capital leases for new equipment between April 2008 and September 2012, with terms of the leases between 5 and 7 years. At September 30, 2012, the outstanding balance of these leases was $263.4 million.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

At September 30, 2012 the aggregate outstanding principal balance of the U-Notes issued was $15.9 million of which $6.0 million is with our insurance subsidiaries with interest rates between 3.00% and 8.00% and maturity dates between 2013 and 2042.

Annual Maturities of Notes, Loans and Leases Payable

The annual maturities of long-term debt as of September 30, 2012 for the next five years and thereafter are as follows:

	2013	2014	2015	2016	2017	Thereafter
	(Unaudited)
	(In thousands)
Notes, loans and leases payable, secured	$141,211	$195,703	$505,066	$290,986	$124,953	$298,972

Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Quarter Ended September 30,
	2012	2011
	(Unaudited)
	(In thousands)
Interest expense	$16,529	$16,040
Capitalized interest	(94)	(46)
Amortization of transaction costs	1,050	1,058
Interest expense resulting from derivatives	4,628	5,911
Total interest expense	$22,113	$22,963

	Six Months Ended September 30,
	2012	2011
	(Unaudited)
	(In thousands)
Interest expense	$32,175	$31,879
Capitalized interest	(171)	(78)
Amortization of transaction costs	2,135	2,094
Interest expense resulting from derivatives	11,465	11,701
Total interest expense	$45,604	$45,596

Interest paid in cash including payments related to derivative contracts, amounted to $21.3 million and $22.6 million for the second quarter of fiscal 2013 and 2012, respectively and $42.5 million and $44.3 million for the first six months of fiscal 2013 and 2012, respectively.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended September 30,
	2012	2011
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	1.69%	1.65%
Interest rate at the end of the quarter	0.00%	1.72%
Maximum amount outstanding during the quarter	$48,920	$38,599
Average amount outstanding during the quarter	$26,374	$21,717
Facility fees	$106	$100

	Revolving Credit Activity
	Six Months Ended September 30,
	2012	2011
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the first six months	1.71%	1.68%
Interest rate at the end of the first six months	0.00%	1.72%
Maximum amount outstanding during the first six months	$48,920	$38,599
Average amount outstanding during the first six months	$25,154	$18,049
Facility fees	$284	$307

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Original variable rate debt amount		Agreement Date	Effective Date	Expiration Date	Designated cash flow hedge date
(Unaudited)
(In millions)
$50.0		6/21/2006	7/10/2006	7/10/2013	6/9/2006
144.9	(a)	6/9/2006	10/10/2006	10/10/2012	6/9/2006
300.0		8/16/2006	8/18/2006	8/10/2018	8/4/2006
30.0		2/9/2007	2/12/2007	2/10/2014	2/9/2007
20.0		3/8/2007	3/12/2007	3/10/2014	3/8/2007
20.0		3/8/2007	3/12/2007	3/10/2014	3/8/2007
19.3	(a)	4/8/2008	8/15/2008	6/15/2015	3/31/2008
19.0		8/27/2008	8/29/2008	7/10/2015	4/10/2008
30.0		9/24/2008	9/30/2008	9/10/2015	9/24/2008
15.0	(a)	3/24/2009	3/30/2009	3/30/2016	3/25/2009
14.7	(a)	7/6/2010	8/15/2010	7/15/2017	7/6/2010
25.0	(a)	4/26/2011	6/1/2011	6/1/2018	7/1/2011
50.0	(a)	7/29/2011	8/15/2011	8/15/2018	7/29/2011
20.0	(a)	8/3/2011	9/12/2011	9/10/2018	8/3/2011
15.1	(b)	3/27/2012	3/28/2012	3/28/2019	3/26/2012
25.0		4/13/2012	4/16/2012	4/1/2019	4/12/2012

(a) forward swap
(b) operating lease

As of September 30, 2012, the total notional amount of our variable interest rate swaps on debt and an operating lease was $442.0 million and $14.4 million, respectively.

The derivative fair values located in accounts payable and accrued expenses in the balance sheets were as follows:

	Liability Derivatives Fair Value as of
	September 30, 2012	March 31, 2012
	(Unaudited)
	(In thousands)
Interest rate contracts designated as hedging instruments	$60,301	$59,313

	The Effect of Interest Rate Contracts on the Statements of Operations
	September 30, 2012	September 30, 2011
	(Unaudited)
	(In thousands)
Loss recognized in income on interest rate contracts	$11,465	$11,701
(Gain) loss recognized in AOCI on interest rate contracts (effective portion)	$(253)	$16,110
Loss reclassified from AOCI into income (effective portion)	$10,225	$12,048
(Gain) loss recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$1,240	$(347)

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Gains or losses recognized in income on derivatives are recorded as interest expense in the statements of operations. At September 30, 2012, we expect to reclassify $17.4 million of net losses on interest rate contracts from accumulated other comprehensive income to earnings as interest expense over the next twelve months.

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

7. Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Net Gain on Investments	Fair Market Value of Cash Flow Hedges	Postretirement Benefit Obligation Gain	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)
Balance at March 31, 2012	$(28,882)	$20,866	$(38,129)	$709	$(45,436)
Foreign currency translation	1,530	-	-	-	1,530
Unrealized net gain on investments	-	8,197	-	-	8,197
Change in fair value of cash flow hedges	-	-	157	-	157
Balance at September 30, 2012	$(27,352)	$29,063	$(37,972)	$709	$(35,552)

8. Contingent Liabilities and Commitments

We lease a portion of our rental equipment and certain of our facilities under operating leases with terms that expire at various dates substantially through 2019. As of September 30, 2012, AMERCO has guaranteed $124.3 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, we have the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. AMERCO has been leasing equipment since 1987 and has experienced no material losses relating to these types of residual value guarantees.

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
	(Unaudited)
		(In thousands)
Year-ended September 30:
2013	$13,967	$91,320	$105,287
2014	9,099	72,297	81,396
2015	916	49,027	49,943
2016	781	18,960	19,741
2017	671	12,218	12,889
Thereafter	5,335	15,899	21,234
Total	$30,769	$259,721	$290,490

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

In November 2006, the Plaintiffs filed an amended complaint. In December 2006, the Defendants filed motions to dismiss, based on various legal theories. In March 2007, the Court denied AMERCO’s motion to dismiss regarding the issue of demand futility, stating that “Plaintiffs have satisfied the heightened pleading requirements of demand futility by showing a majority of the members of the AMERCO Board of Directors were interested parties in the SAC transactions.” The Court heard oral argument on the remainder of the Defendants’ motions to dismiss, including the motion (“Goldwasser Motion”) based on the fact that the subject matter of the lawsuit had been settled and dismissed in earlier litigation known as Goldwasser v. Shoen, C.V.N.-94-00810-ECR (D.Nev), Washoe County, Nevada. In addition, in September and October 2007, the Defendants filed Motions for Judgment on the Pleadings or in the Alternative Summary Judgment, based on the fact that the stockholders of the Company had ratified the underlying transactions at the 2007 annual meeting of stockholders of AMERCO. In December 2007, the Court denied this motion. This ruling does not preclude a renewed motion for summary judgment after discovery and further proceedings on these issues. On April 7, 2008, the litigation was dismissed, on the basis of the Goldwasser Motion. On May 8, 2008, the

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Plaintiffs filed a notice of appeal of such dismissal to the Nevada Supreme Court (the “Court”). On May 20, 2008, AMERCO filed a cross appeal relating to the denial of its Motion to Dismiss in regard to demand futility.

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

On remand, on July 22, 2011, AMERCO filed a Motion for Summary Judgment based upon the Shareholder’s Ratification of the SAC transactions. In addition, on August 29, 2011, certain defendants filed a Motion to Dismiss Plaintiffs’ Claim for Wrongful Interference with Prospective Economic Advantage. On August 31, 2011, the trial court held a status conference and entered an order setting forth the briefing schedule for the two motions. On December 23, 2011, the trial court denied AMERCO’s motion for summary judgment and certain defendants’ motion to dismiss. The court set a discovery schedule on the limited issue of demand futility.  A four day evidentiary hearing on demand futility was scheduled to begin on August 20, 2012.

On August 6, 2012, Max Belec and Glenbrook Capital Limited Partnership, voluntarily dismissed their complaint with prejudice. On August 20, 2012, the remaining plaintiffs, Paul Shoen and Alan Kahn, dismissed their complaint with prejudice. AMERCO paid none of plaintiffs’ attorneys’ fees or costs. In return, AMERCO released plaintiffs from further related litigation based on plaintiffs’ conduct in this litigation. Moreover, Paul Shoen, Alan Kahn, Grover Wickersham and numerous individuals and entities related to Paul Shoen and Grover Wickersham agreed to sell all of their AMERCO securities in the open market and not sue AMERCO or any of the other defendants for 20 years. If the plaintiffs or the related parties breach this agreement, Paul Shoen will be responsible for $5,000,000 in liquidated damages. The parties filed a final Mutual Release Agreement with the Court on October 16, 2012, thereby terminating the case in its entirety, with prejudice.

Environmental

Compliance with environmental requirements of federal, state and local governments has the potential to significantly affect Real Estate’s business operations. Among other things, these requirements regulate the discharge of materials into the air, land and water and govern the use and disposal of hazardous substances. Real Estate is aware of issues regarding hazardous substances on some of its properties. Real Estate regularly makes capital and operating expenditures to stay in compliance with environmental laws and has put in place a remedial plan at each site where it believes such a plan is necessary. Since 1988, Real Estate has managed a testing and removal program for underground storage tanks.

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

10. Related Party Transactions

As set forth in the Audit Committee Charter and consistent with Nasdaq Listing Rules, our Audit Committee (the “Audit Committee”) reviews and maintains oversight over related party transactions which are required to be disclosed under the Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, all such related party transactions are submitted to the Audit Committee for ongoing review and oversight. We believe that our internal processes ensure that our legal and finance departments identify and monitor potential related party transactions which may require disclosure and Audit Committee oversight.

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

Related Party Revenue
	Quarter Ended September 30,
	2012	2011
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from SAC Holdings	$1,981	$4,858
U-Haul interest income revenue from Private Mini	1,358	1,366
U-Haul management fee revenue from SAC Holdings	3,857	3,821
U-Haul management fee revenue from Private Mini	573	554
U-Haul management fee revenue from Mercury	472	451
	$8,241	$11,050

	Six Months Ended September 30,
	2012	2011
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from SAC Holdings	$4,457	$9,674
U-Haul interest income revenue from Private Mini	2,703	2,719
U-Haul management fee revenue from SAC Holdings	7,686	7,550
U-Haul management fee revenue from Private Mini	1,140	1,106
U-Haul management fee revenue from Mercury	936	905
	$16,922	$21,954

During the first six months of fiscal 2013, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Mark V. Shoen, a significant shareholder of AMERCO. We do not have an equity ownership interest in SAC Holdings. We received cash interest payments of $8.9 million and $10.0 million, from SAC Holdings during the first six months of fiscal 2013 and 2012, respectively. The largest aggregate amount of notes receivable outstanding during the first six months of fiscal 2013 was $195.4 million and the aggregate notes receivable balance at September 30, 2012 was $72.9 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

penalty or premium at any time. The scheduled maturities of these notes are between 2019 and 2024. We received repayments of $127.3 million during the first quarter of fiscal 2013 on these notes and interest receivables.

During the first six months of fiscal 2013, AMERCO and U-Haul held various junior notes issued by Private Mini Storage Realty, L.P. (“Private Mini”). The equity interests of Private Mini are ultimately controlled by Blackwater. We received cash interest payments of $2.7 million from Private Mini during the first six months of fiscal 2013 and 2012, respectively. The largest aggregate amount outstanding during the first six months of fiscal 2013 was $66.3 million and the aggregate notes receivable balance at September 30, 2012 was $66.1 million.

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $14.4 million and $13.5 million from the above mentioned entities during the first six months of fiscal 2013 and 2012. This management fee is consistent with the fee received for other properties we previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

Related Party Costs and Expenses
	Quarter Ended September 30,
	2012	2011
	(Unaudited)
	(In thousands)
U-Haul lease expenses to SAC Holdings	$655	$503
U-Haul commission expenses to SAC Holdings	12,455	11,379
U-Haul commission expenses to Private Mini	812	763
	$13,922	$12,645

	Six Months Ended September 30,
	2012	2011
	(Unaudited)
	(In thousands)
U-Haul lease expenses to SAC Holdings	$1,316	$1,126
U-Haul commission expenses to SAC Holdings	23,389	21,382
U-Haul commission expenses to Private Mini	1,507	1,406
	$26,212	$23,914

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At September 30, 2012, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $16.0 million, expenses of $1.3 million and cash flows of $145.7 million during the first six months of fiscal 2013. Revenues and commission expenses related to the Dealer Agreements were $113.8 million and $24.9 million, respectively during the first six months of fiscal 2013.

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

We have not provided financial or other support explicitly or implicitly during the first six months ended September 30, 2012 to any of these entities that it was not previously contractually required to provide. The carrying amount and classification of the assets and liabilities in our balance sheets that relates to our variable interests in the aforementioned entities are as follows, which approximate the maximum exposure to loss as a result of our involvement with these related party entities:

Related Party Assets
	September 30,	March 31,
	2012	2012
	(Unaudited)
	(In thousands)
U-Haul notes, receivables and interest from Private Mini	$68,588	$68,798
U-Haul notes receivable from SAC Holdings	72,852	195,426
U-Haul interest receivable from SAC Holdings	14,233	18,667
U-Haul receivable from SAC Holdings	14,096	30,297
U-Haul receivable from Mercury	2,437	3,195
Other (a)	1,299	(226)
	$173,505	$316,157

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of September 30, 2012 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$426,748	$132,867	$1,498	$-		$561,113	$21,091	$63,617	$-		$645,821
Reinsurance recoverables and trade receivables, net	-	48,386	-	-		48,386	186,512	29,665	-		264,563
Inventories, net	-	58,659	-	-		58,659	-	-	-		58,659
Prepaid expenses	1,938	38,969	537	-		41,444	-	-	-		41,444
Investments, fixed maturities and marketable equities	15,644	-	-	-		15,644	121,696	767,106	-		904,446
Investments, other	-	6,867	71,581	-		78,448	91,017	124,120	-		293,585
Deferred policy acquisition costs, net	-	-	-	-		-	-	79,868	-		79,868
Other assets	480	73,348	28,845	-		102,673	598	227	-		103,498
Related party assets	1,038,106	118,181	9	(981,278)	(c)	175,018	9,210	510	(11,233)	(c)	173,505
	1,482,916	477,277	102,470	(981,278)		1,081,385	430,124	1,065,113	(11,233)		2,565,389

Investment in subsidiaries	182,814	-	-	172,917	(b)	355,731	-	-	(355,731)	(b)	-

Property, plant and equipment, at cost:
Land	-	82,821	226,833	-		309,654	-	-	-		309,654
Buildings and improvements	-	178,646	952,206	-		1,130,852	-	-	-		1,130,852
Furniture and equipment	140	291,992	18,384	-		310,516	-	-	-		310,516
Rental trailers and other rental equipment	-	293,735	-	-		293,735	-	-	-		293,735
Rental trucks	-	2,008,602	-	-		2,008,602	-	-	-		2,008,602
	140	2,855,796	1,197,423	-		4,053,359	-	-	-		4,053,359
Less: Accumulated depreciation	(117)	(1,115,835)	(365,832)	-		(1,481,784)	-	-	-		(1,481,784)
Total property, plant and equipment	23	1,739,961	831,591	-		2,571,575	-	-	-		2,571,575
Total assets	$1,665,753	$2,217,238	$934,061	$(808,361)		$4,008,691	$430,124	$1,065,113	$(366,964)		$5,136,964

(a) Balances as of June 30, 2012
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating balance sheets by industry segment as of September 30, 2012 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$2,289	$351,360	$4,075	$-		$357,724	$-	$15,032	$-		$372,756
Notes, loans and leases payable	-	839,174	717,717	-		1,556,891	-	-	-		1,556,891
Policy benefits and losses, claims and loss expenses payable	-	392,510	-	-		392,510	335,104	401,315	-		1,128,929
Liabilities from investment contracts	-	-	-	-		-	-	395,620	-		395,620
Other policyholders' funds and liabilities	-	-	-	-		-	3,128	8,275	-		11,403
Deferred income	-	30,886	-	-		30,886	-	-	-		30,886
Deferred income taxes	425,461	-	-	-		425,461	(40,316)	19,413	-		404,558
Related party liabilities	-	630,429	360,147	(981,278)	(c)	9,298	1,720	215	(11,233)	(c)	-
Total liabilities	427,750	2,244,359	1,081,939	(981,278)		2,772,770	299,636	839,870	(11,233)		3,901,043

Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-		-	-	-	-		-
Series B preferred stock	-	-	-	-		-	-	-	-		-
Series A common stock	-	-	-	-		-	-	-	-		-
Common stock	10,497	540	1	(541)	(b)	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	435,586	121,230	147,941	(269,171)	(b)	435,586	91,120	26,271	(117,601)	(b)	435,376
Accumulated other comprehensive income (loss)	(35,552)	(64,615)	-	64,615	(b)	(35,552)	4,197	31,002	(35,199)	(b)	(35,552)
Retained earnings (deficit)	1,505,122	(82,194)	(295,820)	378,014	(b)	1,505,122	31,870	165,470	(197,130)	(b)	1,505,332
Cost of common shares in treasury, net	(525,653)	-	-	-		(525,653)	-	-	-		(525,653)
Cost of preferred shares in treasury, net	(151,997)	-	-	-		(151,997)	-	-	-		(151,997)
Unearned employee stock ownership plan shares	-	(2,082)	-	-		(2,082)	-	-	-		(2,082)
Total stockholders' equity (deficit)	1,238,003	(27,121)	(147,878)	172,917		1,235,921	130,488	225,243	(355,731)		1,235,921
Total liabilities and stockholders' equity	$1,665,753	$2,217,238	$934,061	$(808,361)		$4,008,691	$430,124	$1,065,113	$(366,964)		$5,136,964

(a) Balances as of June 30, 2012
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating balance sheets by industry segment as of March 31, 2012 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated

	(In thousands)
Assets:
Cash and cash equivalents	$201,502	$106,951	$775	$-		$309,228	$22,542	$25,410	$-		$357,180
Reinsurance recoverables and trade receivables, net	-	37,103	-	-		37,103	231,211	29,660	-		297,974
Inventories, net	-	58,735	-	-		58,735	-	-	-		58,735
Prepaid expenses	9,496	32,051	311	-		41,858	-	-	-		41,858
Investments, fixed maturities and marketable equities	17,028	-	-	-		17,028	132,270	617,494	-		766,792
Investments, other	-	9,880	42,453	-		52,333	74,757	131,461	-		258,551
Deferred policy acquisition costs, net	-	-	-	-		-	-	63,914	-		63,914
Other assets	483	91,761	26,571	-		118,815	1,507	203	-		120,525
Related party assets	1,201,385	261,341	9	(1,144,545)	(c)	318,190	7,542	482	(10,057)	(c)	316,157
	1,429,894	597,822	70,119	(1,144,545)		953,290	469,829	868,624	(10,057)		2,281,686

Investment in subsidiaries	8,168	-	-	331,461	(b)	339,629	-	-	(339,629)	(b)	-

Property, plant and equipment, at cost:
Land	-	67,558	213,582	-		281,140	-	-	-		281,140
Buildings and improvements	-	162,351	924,768	-		1,087,119	-	-	-		1,087,119
Furniture and equipment	138	289,601	18,381	-		308,120	-	-	-		308,120
Rental trailers and other rental equipment	-	255,010	-	-		255,010	-	-	-		255,010
Rental trucks	-	1,856,433	-	-		1,856,433	-	-	-		1,856,433
	138	2,630,953	1,156,731	-		3,787,822	-	-	-		3,787,822
Less: Accumulated depreciation	(115)	(1,056,854)	(358,488)	-		(1,415,457)	-	-	-		(1,415,457)
Total property, plant and equipment	23	1,574,099	798,243	-		2,372,365	-	-	-		2,372,365
Total assets	$1,438,085	$2,171,921	$868,362	$(813,084)		$3,665,284	$469,829	$868,624	$(349,686)		$4,654,051

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

(a) Balances as of December 31, 2011
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statement of operations by industry segment for the quarter ended September 30, 2012 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$538,767	$-	$-		$538,767	$-	$-	$(406)	(c)	$538,361
Self-storage revenues	-	37,698	280	-		37,978	-	-	-		37,978
Self-moving and self-storage products and service sales	-	61,730	-	-		61,730	-	-	-		61,730
Property management fees	-	4,902	-	-		4,902	-	-	-		4,902
Life insurance premiums	-	-	-	-		-	-	47,667	-		47,667
Property and casualty insurance premiums	-	-	-	-		-	8,947	-	-		8,947
Net investment and interest income	1,339	2,317	244	-		3,900	2,266	6,999	(112)	(b)	13,053
Other revenue	-	29,889	21,616	(23,213)	(b)	28,292	-	758	(371)	(b)	28,679
Total revenues	1,339	675,303	22,140	(23,213)		675,569	11,213	55,424	(889)		741,317

Costs and expenses:
Operating expenses	5,285	315,267	2,336	(23,213)	(b)	299,675	4,482	6,831	(774)	(b,c)	310,214
Commission expenses	-	68,564	-	-		68,564	-	-	-		68,564
Cost of sales	-	30,912	-	-		30,912	-	-	-		30,912
Benefits and losses	-	-	-	-		-	4,389	41,283	-		45,672
Amortization of deferred policy acquisition costs	-	-	-	-		-	-	3,088	-		3,088
Lease expense	22	29,609	6	-		29,637	-	-	(46)	(b)	29,591
Depreciation, net of (gains) losses on disposals	2	55,560	3,392	-		58,954	-	-	-		58,954
Total costs and expenses	5,309	499,912	5,734	(23,213)		487,742	8,871	51,202	(820)		546,995

Earnings (loss) from operations before equity in earnings of subsidiaries	(3,970)	175,391	16,406	-		187,827	2,342	4,222	(69)		194,322

Equity in earnings of subsidiaries	97,509	-	-	(92,824)	(d)	4,685	-	-	(4,685)	(d)	-

Earnings from operations	93,539	175,391	16,406	(92,824)		192,512	2,342	4,222	(4,754)		194,322
Interest income (expense)	23,181	(30,965)	(14,398)	-		(22,182)	-	-	69	(b)	(22,113)
Pretax earnings	116,720	144,426	2,008	(92,824)		170,330	2,342	4,222	(4,685)		172,209
Income tax expense	(7,300)	(52,844)	(766)	-		(60,910)	(819)	(1,060)	-		(62,789)
Earnings available to common shareholders	$109,420	$91,582	$1,242	$(92,824)		$109,420	$1,523	$3,162	$(4,685)		$109,420
(a) Balances for the quarter ended June 30, 2012
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statements of operations by industry for the quarter ended September 30, 2011 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$512,073	$-	$-		$512,073	$-	$-	$(447)	(c)	$511,626
Self-storage revenues	-	33,710	298	-		34,008	-	-	-		34,008
Self-moving and self-storage products and service sales	-	59,768	-	-		59,768	-	-	-		59,768
Property management fees	-	4,826	-	-		4,826	-	-	-		4,826
Life insurance premiums	-	-	-	-		-	-	46,197	-		46,197
Property and casualty insurance premiums	-	-	-	-		-	8,749	-	-		8,749
Net investment and interest income	1,549	5,150	110	-		6,809	2,924	6,662	(494)	(b,e)	15,901
Other revenue	-	23,517	19,894	(21,277)	(b)	22,134	-	333	(361)	(b)	22,106
Total revenues	1,549	639,044	20,302	(21,277)		639,618	11,673	53,192	(1,302)		703,181

Costs and expenses:
Operating expenses	1,862	302,481	2,339	(21,277)	(b)	285,405	3,620	6,115	(800)	(b,c)	294,340
Commission expenses	-	64,049	-	-		64,049	-	-	-		64,049
Cost of sales	-	32,446	-	-		32,446	-	-	-		32,446
Benefits and losses	-	-	-	-		-	5,856	38,606	-		44,462
Amortization of deferred policy acquisition costs	-	-	-	-		-	-	2,675	-		2,675
Lease expense	21	32,990	7	-		33,018	-	-	(306)	(b)	32,712
Depreciation, net of (gains) losses on disposals	2	44,620	3,442	-		48,064	-	-	-		48,064
Total costs and expenses	1,885	476,586	5,788	(21,277)		462,982	9,476	47,396	(1,106)		518,748

Earnings (loss) from operations before equity in earnings of subsidiaries	(336)	162,458	14,514	-		176,636	2,197	5,796	(196)		184,433

Equity in earnings of subsidiaries	86,685	-	-	(81,495)	(d)	5,190	-	-	(5,190)	(d)	-

Earnings from operations	86,349	162,458	14,514	(81,495)		181,826	2,197	5,796	(5,386)		184,433
Interest income (expense)	23,716	(34,131)	(12,573)	-		(22,988)	-	-	25	(b)	(22,963)
Pretax earnings	110,065	128,327	1,941	(81,495)		158,838	2,197	5,796	(5,361)		161,470
Income tax expense	(8,883)	(47,881)	(892)	-		(57,656)	(769)	(2,034)	-		(60,459)
Net earnings	101,182	80,446	1,049	(81,495)		101,182	1,428	3,762	(5,361)		101,011
Less: Preferred stock dividends	-	-	-	-		-	-	-	164	(e)	164
Earnings available to common shareholders	$101,182	$80,446	$1,049	$(81,495)		$101,182	$1,428	$3,762	$(5,197)		$101,175

(a) Balances for the quarter ended June 30, 2011
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries
(e) Eliminate preferred stock dividends paid to affiliate

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statements of operations by industry for the six months ended September 30, 2012 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$1,006,082	$-	$-		$1,006,082	$-	$-	$(727)	(c)	$1,005,355
Self-storage revenues	-	72,150	564	-		72,714	-	-	-		72,714
Self-moving and self-storage products and service sales	-	128,908	-	-		128,908	-	-	-		128,908
Property management fees	-	9,762	-	-		9,762	-	-	-		9,762
Life insurance premiums	-	-	-	-		-	-	94,093	-		94,093
Property and casualty insurance premiums	-	-	-	-		-	16,190	-	-		16,190
Net investment and interest income	2,592	4,005	438	-		7,035	4,466	14,009	(200)	(b)	25,310
Other revenue	81	57,056	42,701	(45,921)	(b)	53,917	-	1,204	(720)	(b)	54,401
Total revenues	2,673	1,277,963	43,703	(45,921)		1,278,418	20,656	109,306	(1,647)		1,406,733

Costs and expenses:
Operating expenses	8,747	605,578	4,876	(45,921)	(b)	573,280	7,772	13,986	(1,431)	(b,c)	593,607
Commission expenses	-	129,671	-	-		129,671	-	-	-		129,671
Cost of sales	-	63,139	-	-		63,139	-	-	-		63,139
Benefits and losses	-	-	-	-		-	7,955	83,795	-		91,750
Amortization of deferred policy acquisition costs	-	-	-	-		-	-	5,899	-		5,899
Lease expense	46	62,406	11	-		62,463	-	-	(76)	(b)	62,387
Depreciation, net of (gains) losses on disposals	3	107,880	7,196	-		115,079	-	-	-		115,079
Total costs and expenses	8,796	968,674	12,083	(45,921)		943,632	15,727	103,680	(1,507)		1,061,532

Earnings (loss) from operations before equity in earnings of subsidiaries	(6,123)	309,289	31,620	-		334,786	4,929	5,626	(140)		345,201

Equity in earnings of subsidiaries	164,124	-	-	(156,857)	(d)	7,267	-	-	(7,267)	(d)	-

Earnings from operations	158,001	309,289	31,620	(156,857)		342,053	4,929	5,626	(7,407)		345,201
Interest income (expense)	47,841	(65,119)	(28,466)	-		(45,744)	-	-	140	(b)	(45,604)
Pretax earnings	205,842	244,170	3,154	(156,857)		296,309	4,929	5,626	(7,267)		299,597
Income tax expense	(15,853)	(89,257)	(1,210)	-		(106,320)	(1,725)	(1,563)	-		(109,608)
Earnings available to common shareholders	$189,989	$154,913	$1,944	$(156,857)		$189,989	$3,204	$4,063	$(7,267)		$189,989
(a) Balances for the six months ended June 30, 2012
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating statements of operations by industry for the six months ended September 30, 2011 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$-	$958,958	$-	$-		$958,958	$-	$-	$(784)	(c)	$958,174
Self-storage revenues	-	65,222	614	-		65,836	-	-	-		65,836
Self-moving and self-storage products and service sales	-	124,146	-	-		124,146	-	-	-		124,146
Property management fees	-	9,561	-	-		9,561	-	-	-		9,561
Life insurance premiums	-	-	-	-		-	-	97,196	-		97,196
Property and casualty insurance premiums	-	-	-	-		-	15,647	-	-		15,647
Net investment and interest income	3,268	10,310	260	-		13,838	5,158	15,200	(1,032)	(b,e)	33,164
Other revenue	-	45,048	39,641	(42,411)	(b)	42,278	-	795	(651)	(b)	42,422
Total revenues	3,268	1,213,245	40,515	(42,411)		1,214,617	20,805	113,191	(2,467)		1,346,146

Costs and expenses:
Operating expenses	4,590	580,209	4,718	(42,411)	(b)	547,106	6,394	14,233	(1,418)	(b,c)	566,315
Commission expenses	-	121,001	-	-		121,001	-	-	-		121,001
Cost of sales	-	65,224	-	-		65,224	-	-	-		65,224
Benefits and losses	-	-	-	-		-	10,315	84,077	-		94,392
Amortization of deferred policy acquisition costs	-	-	-	-		-	-	7,050	-		7,050
Lease expense	43	67,501	14	-		67,558	-	-	(612)	(b)	66,946
Depreciation, net of (gains) losses on disposals	3	86,021	6,398	-		92,422	-	-	-		92,422
Total costs and expenses	4,636	919,956	11,130	(42,411)		893,311	16,709	105,360	(2,030)		1,013,350

Earnings (loss) from operations before equity in earnings of subsidiaries	(1,368)	293,289	29,385	-		321,306	4,096	7,831	(437)		332,796

Equity in earnings of subsidiaries	150,536	-	-	(142,745)	(d)	7,791	-	-	(7,791)	(d)	-

Earnings from operations	149,168	293,289	29,385	(142,745)		329,097	4,096	7,831	(8,228)		332,796
Interest income (expense)	48,183	(68,413)	(25,475)	-		(45,705)	-	-	109	(b)	(45,596)
Pretax earnings	197,351	224,876	3,910	(142,745)		283,392	4,096	7,831	(8,119)		287,200
Income tax expense	(17,789)	(84,246)	(1,795)	-		(103,830)	(1,434)	(2,702)	-		(107,966)
Net earnings	179,562	140,630	2,115	(142,745)		179,562	2,662	5,129	(8,119)		179,234
Less: Excess of redemption value over carrying value of preferred shares redeemed	(5,908)	-	-	-		(5,908)	-	-	-		(5,908)
Less: Preferred stock dividends	(3,241)	-	-	-		(3,241)	-	-	328	(e)	(2,913)
Earnings available to common shareholders	$170,413	$140,630	$2,115	$(142,745)		$170,413	$2,662	$5,129	$(7,791)		$170,413

(a) Balances for the six months ended June 30, 2011
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries
(e) Eliminate preferred stock dividends paid to affiliate

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating cash flow statements by industry segment for the six months ended September 30, 2012 are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$189,989	$154,913	$1,944	$(156,857)	$189,989	$3,204	$4,063	$(7,267)		$189,989
Earnings from consolidated entities	(164,124)	-	-	156,857	(7,267)	-	-	7,267		-
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	3	120,651	7,473	-	128,127	-	-	-		128,127
Amortization of deferred policy acquisition costs	-	-	-	-	-	-	5,899	-		5,899
Change in allowance for losses on trade receivables	-	(3)	-	-	(3)	-	-	-		(3)
Change in allowance for inventory reserve	-	1,705	-	-	1,705	-	-	-		1,705
Net gain on sale of real and personal property	-	(12,771)	(277)	-	(13,048)	-	-	-		(13,048)
Net (gain) loss on sale of investments	-	-	-	-	-	(16)	254	-		238
Deferred income taxes	27,899	-	-	-	27,899	584	(3,557)	-		24,926
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(11,281)	-	-	(11,281)	44,699	(2)	-		33,416
Inventories	-	(1,629)	-	-	(1,629)	-	-	-		(1,629)
Prepaid expenses	7,558	(6,910)	(226)	-	422	-	-	-		422
Capitalization of deferred policy acquisition costs	-	-	-	-	-	-	(24,489)	-		(24,489)
Other assets	3	20,161	(1,284)	-	18,880	914	(24)	-		19,770
Related party assets	12	143,163	-	-	143,175	(1,748)	-	(840)	(b)	140,587
Accounts payable and accrued expenses	2,045	31,336	466	-	33,847	-	11,565	-		45,412
Policy benefits and losses, claims and loss expenses payable	-	11,972	-	-	11,972	(47,835)	18,450	-		(17,413)
Other policyholders' funds and liabilities	-	-	-	-	-	(310)	4,440	-		4,130
Deferred income	-	(671)	-	-	(671)	-	-	-		(671)
Related party liabilities	-	967	-	-	967	245	43	840	(b)	2,095
Net cash provided (used) by operating activities	63,385	451,603	8,096	-	523,084	(263)	16,642	-		539,463

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(2)	(240,045)	(40,939)	-	(280,986)	-	-	-		(280,986)
Short term investments	-	-	-	-	-	(37,553)	(113,434)	-		(150,987)
Fixed maturities investments	-	-	-	-	-	(10,316)	(169,625)	-		(179,941)
Equity securities	-	-	-	-	-	(26)	-	-		(26)
Preferred stock	-	-	-	-	-	(1,200)	-	-		(1,200)
Real estate	-	-	-	-	-	-	(792)	-		(792)
Mortgage loans	-	(5,016)	(30,787)	-	(35,803)	(1,821)	(13,204)	-		(50,828)
Proceeds from sales of:
Property, plant and equipment	-	132,204	393	-	132,597	-	-	-		132,597
Short term investments	-	-	-	-	-	22,174	132,375	-		154,549
Fixed maturities investments	-	-	-	-	-	23,662	28,924	-		52,586
Equity securities	-	-	-	-	-	-	-	-		-
Preferred stock	-	-	-	-	-	1,453	-	-		1,453
Real estate	-	-	586	-	586	-	4	-		590
Mortgage loans	-	8,029	1,073	-	9,102	939	2,659	-		12,700
Net cash provided (used) by investing activities	(2)	(104,828)	(69,674)	-	(174,504)	(2,688)	(133,093)	-		(310,285)
	(page 1 of 2)
(a) Balance for the six months ended June 30, 2012
(b) Elimination of intercompany investments

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the six months ended September 30, 2012 are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	-	27,147	61,700	-	88,847	-	-	-	88,847
Principal repayments on credit facilities	-	(110,799)	(60,697)	-	(171,496)	-	-	-	(171,496)
Debt issuance costs	-	(20)	(990)	-	(1,010)	-	-	-	(1,010)
Capital lease payments	-	(9,883)	-	-	(9,883)	-	-	-	(9,883)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	316	-	-	316	-	-	-	316
Proceeds from (repayment of) intercompany loans	163,363	(225,651)	62,288	-	-	-	-	-	-
Securitization deposits	-	(1,729)	-	-	(1,729)	-	-	-	(1,729)
Net contribution from (to) related party	(1,500)	-	-	-	(1,500)	1,500	-	-	-
Investment contract deposits	-	-	-	-	-	-	169,933	-	169,933
Investment contract withdrawals	-	-	-	-	-	-	(15,275)	-	(15,275)
Net cash provided (used) by financing activities	161,863	(320,619)	62,301	-	(96,455)	1,500	154,658	-	59,703

Effects of exchange rate on cash	-	(240)	-	-	(240)	-	-	-	(240)

Increase (decrease) in cash and cash equivalents	225,246	25,916	723	-	251,885	(1,451)	38,207	-	288,641
Cash and cash equivalents at beginning of period	201,502	106,951	775	-	309,228	22,542	25,410	-	357,180
Cash and cash equivalents at end of period	$426,748	$132,867	$1,498	$-	$561,113	$21,091	$63,617	$-	$645,821
	(page 2 of 2)
(a) Balance for the six months ended June 30, 2012

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consolidating cash flow statements by industry segment for the six months ended September 30, 2011 are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$179,562	$140,630	$2,115	$(142,745)	$179,562	$2,662	$5,129	$(8,119)		$179,234
Earnings from consolidated entities	(150,536)	-	-	142,745	(7,791)	-	-	7,791		-
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	3	103,407	6,639	-	110,049	-	-	-		110,049
Amortization of deferred policy acquisition costs	-	-	-	-	-	-	7,050	-		7,050
Change in allowance for losses on trade receivables	-	(18)	-	-	(18)	-	2	-		(16)
Change in allowance for inventory reserve	-	2,008	-	-	2,008	-	-	-		2,008
Net gain on sale of real and personal property	-	(17,386)	(241)	-	(17,627)	-	-	-		(17,627)
Net gain on sale of investments	(488)	-	-	-	(488)	(645)	(3,747)	-		(4,880)
Deferred income taxes	84,448	-	-	-	84,448	998	3,683	-		89,129
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	-	(7,169)	-	-	(7,169)	(8,357)	(6,427)	-		(21,953)
Inventories	-	177	-	-	177	-	-	-		177
Prepaid expenses	10,540	(1,577)	(261)	-	8,702	-	-	-		8,702
Capitalization of deferred policy acquisition costs	-	-	-	-	-	-	(9,010)	-		(9,010)
Other assets	2,168	19,245	212	-	21,625	375	(27)	-		21,973
Related party assets	14	5,048	(24)	-	5,038	(1,167)	(250)	2,023	(b)	5,644
Accounts payable and accrued expenses	1,598	8,331	105	-	10,034	-	1,311	(18)	(b)	11,327
Policy benefits and losses, claims and loss expenses payable	-	(4,527)	-	-	(4,527)	13,244	27,140	-		35,857
Other policyholders' funds and liabilities	-	-	-	-	-	(1,847)	(1,295)	-		(3,142)
Deferred income	-	4,558	-	-	4,558	-	-	-		4,558
Related party liabilities	-	2,364	-	-	2,364	(150)	59	(2,005)	(b)	268
Net cash provided (used) by operating activities	127,309	255,091	8,545	-	390,945	5,113	23,618	(328)		419,348

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	-	(321,109)	(27,222)	-	(348,331)	-	-	-		(348,331)
Short term investments	-	-	-	-	-	(33,880)	(105,327)	-		(139,207)
Fixed maturities investments	-	-	-	-	-	(9,434)	(126,937)	-		(136,371)
Equity securities	(8,855)	-	-	-	(8,855)	(201)	-	-		(9,056)
Preferred stock	-	-	-	-	-	(1,633)	-	-		(1,633)
Real estate	-	-	(5,062)	-	(5,062)	(84)	-	-		(5,146)
Mortgage loans	-	(75)	(47,649)	-	(47,724)	(26,331)	(17,734)	26,177	(b)	(65,612)
Proceeds from sales of:
Property, plant and equipment	-	109,781	508	-	110,289	-	-	-		110,289
Short term investments	-	-	-	-	-	36,923	117,137	-		154,060
Fixed maturities investments	-	-	-	-	-	11,478	85,532	-		97,010
Equity securities	8,800	-	-	-	8,800	1,410	-	-		10,210
Preferred stock	-	-	-	-	-	6,252	2,708	(7,708)	(b)	1,252
Real estate	-	-	-	-	-	69	40	-		109
Mortgage loans	-	2,051	38,609	-	40,660	12,464	2,775	(26,177)	(b)	29,722
Net cash provided (used) by investing activities	(55)	(209,352)	(40,816)	-	(250,223)	(2,967)	(41,806)	(7,708)		(302,704)
	(page 1 of 2)
(a) Balance for the six months ended June 30, 2011
(b) Elimination of intercompany investments

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the six months ended September 30, 2011 are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	-	109,694	68,598	-	178,292	-	-	-		178,292
Principal repayments on credit facilities	-	(54,624)	(44,478)	-	(99,102)	-	-	-		(99,102)
Debt issuance costs	-	(1,230)	(86)	-	(1,316)	-	-	-		(1,316)
Capital lease payments	-	(3,505)	-	-	(3,505)	-	-	-		(3,505)
Leveraged Employee Stock Ownership Plan - repayments from loan	-	556	-	-	556	-	-	-		556
Proceeds from (repayment of) intercompany loans	67,961	(76,259)	8,298	-	-	-	-	-		-
Securitization deposits	-	38,428	-	-	38,428	-	-	-		38,428
Preferred stock redemption paid	(151,997)	-	-	-	(151,997)	-	-	7,708	(b)	(144,289)
Preferred stock dividends paid	(3,241)	-	-	-	(3,241)	-	-	328	(c)	(2,913)
Contribution to related party	(518)	-	-	-	(518)	-	-	-		(518)
Investment contract deposits	-	-	-	-	-	-	6,228	-		6,228
Investment contract withdrawals	-	-	-	-	-	-	(15,419)	-		(15,419)
Net cash provided (used) by financing activities	(87,795)	13,060	32,332	-	(42,403)	-	(9,191)	8,036		(43,558)

Effects of exchange rate on cash	-	(389)	-	-	(389)	-	-	-		(389)

Increase (decrease) in cash and cash equivalents	39,459	58,410	61	-	97,930	2,146	(27,379)	-		72,697
Cash and cash equivalents at beginning of period	250,104	72,634	757	-	323,495	21,718	37,301	-		382,514
Cash and cash equivalents at end of period	$289,563	$131,044	$818	$-	$421,425	$23,864	$9,922	$-		$455,211
	(page 2 of 2)
(a) Balance for the six months ended June 30, 2011
(b) Elimination of intercompany investments
(c) Eliminate preferred stock dividends paid to affiliate

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

12. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended September 30, 2012
Total revenues	$692,822	$48,495	$741,317
Depreciation and amortization, net of (gains) losses on disposals	59,972	2,070	62,042
Interest expense	21,961	152	22,113
Pretax earnings	162,693	9,516	172,209
Income tax expense	60,267	2,522	62,789
Identifiable assets	4,984,218	152,746	5,136,964

Quarter ended September 30, 2011
Total revenues	$656,095	$47,086	$703,181
Depreciation and amortization, net of (gains) losses on disposals	48,689	2,050	50,739
Interest expense	22,802	161	22,963
Pretax earnings	152,021	9,449	161,470
Income tax expense	57,681	2,778	60,459
Identifiable assets	4,269,467	133,670	4,403,137

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Six months ended September 30, 2012
Total revenues	$1,316,745	$89,988	$1,406,733
Depreciation and amortization, net of (gains) losses on disposals	116,935	4,043	120,978
Interest expense	45,300	304	45,604
Pretax earnings	282,077	17,520	299,597
Income tax expense	104,965	4,643	109,608
Identifiable assets	4,984,218	152,746	5,136,964

Six months ended September 30, 2011
Total revenues	$1,257,186	$88,960	$1,346,146
Depreciation and amortization, net of (gains) losses on disposals	95,553	3,919	99,472
Interest expense	45,272	324	45,596
Pretax earnings	270,378	16,822	287,200
Income tax expense	103,010	4,956	107,966
Identifiable assets	4,269,467	133,670	4,403,137

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

13. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended September 30,
	2012	2011
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$156	$128
Interest cost on accumulated postretirement benefit	138	142
Other components	1	(4)
Net periodic postretirement benefit cost	$295	$266

	Six Months Ended September 30,
	2012	2011
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$311	$257
Interest cost on accumulated postretirement benefit	277	284
Other components	2	(8)
Net periodic postretirement benefit cost	$590	$533

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

AMERCO AND CONSOLIDATED ENTITIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table represents the financial assets and liabilities on the condensed consolidated balance sheet at September 30, 2012, that are subject to ASC 820 and the valuation approach applied to each of these items.

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited)
	(In thousands)
Assets
Short-term investments	$572,104	$572,104	$-	$-
Fixed maturities - available for sale	863,059	779,318	82,544	1,197
Preferred stock	24,558	24,558	-	-
Common stock	16,829	16,829	-	-
Derivatives	185	-	185	-
Total	$1,476,735	$1,392,809	$82,729	$1,197

Liabilities
Guaranteed residual values of TRAC leases	$-	$-	$-	$-
Derivatives	60,301	-	60,301	-
Total	$60,301	$-	$60,301	$-

Our fair value measurement takes place at the end of each quarter. At the end of the first quarter of fiscal 2013, we transferred $2.3 million of fixed maturities – available for sale from Level 1 to Level 2 due to a reduction in the pricing source available.

The following table represents the fair value measurements for our assets at September 30, 2012 using significant unobservable inputs (Level 3).

Fixed Maturities - Asset Backed Securities
(Unaudited)
(In thousands)
Balance at March 31, 2012	$1,205

Fixed Maturities - Asset Backed Securities - redemption	(13)
Fixed Maturities - Asset Backed Securities - gain (realized)	5
Balance at September 30, 2012	$1,197

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the second quarter and first six months of fiscal 2013, compared with the second quarter and first six months of fiscal 2012, which is followed by an analysis of changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources and Disclosures about Contractual Obligations and Commercial Commitments and a discussion of off-balance sheet arrangements. We conclude this MD&A by discussing our outlook for the remainder of fiscal 2013.

This MD&A should be read in conjunction with the other sections of this Quarterly Report, including the Notes to Condensed Consolidated Financial Statements. The various sections of this MD&A contain a number of forward-looking statements, as discussed under the caption, Cautionary Statements Regarding Forward-Looking Statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing or in our most recent Annual Report on Form 10-K for the year ended March 31, 2012. Many of these risks and uncertainties are beyond our control and our actual results may differ materially from these forward-looking statements.

The second fiscal quarter for AMERCO ends on the 30th of September for each year that is referenced. Our insurance company subsidiaries have a second quarter that ends on the 30th of June for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. We disclose all material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2012 and 2011 correspond to fiscal 2013 and 2012 for AMERCO.

Overall Strategy

Our overall strategy is to maintain our leadership position in the North American “do-it-yourself” moving and storage industry. We continue to accomplish this by providing a seamless and integrated supply chain to the “do-it-yourself” moving and storage market. As part of executing this strategy, we leverage the brand recognition of U-Haul with our full line of moving and self-storage related products and services and the convenience of our broad geographic presence.

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

In November 2007, Blackwater contributed additional capital to its wholly-owned subsidiary, SAC Holding II. This contribution was determined by us to be material with respect to the capitalization of SAC Holding II; therefore, triggering a requirement under FASB Interpretation 46(R) for us to reassess our involvement with those entities. This required reassessment led to the conclusion that SAC Holding II had the ability to fund its own operations and execute its business plan without any future subordinated financial support; therefore,we were no longer the primary beneficiary of SAC Holding II as of the date of Blackwater’s contribution.

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

It is possible that SAC Holdings could take actions that would require us to re-determine whether SAC Holdings remains a VIE and we continually monitor whether we have become the primary beneficiary of SAC Holdings

During the first quarter of fiscal 2013 SAC Holding II fully repaid the $75.0 million outstanding principal balance on its junior note with AMERCO. Pursuant to ASC 810-10-35-4, we considered this a redetermination event which resulted in AMERCO no longer having a variable interest in SAC Holding II. Further, we determined that the repayment of the junior note had no impact on the existing individual operating entity management agreements thereby affirming our finding that these agreements do not constitute variable interests due to the presence of contractual ‘kick-out’ rights.

Should we determine in the future that we are the primary beneficiary of SAC Holding Corporation, we could be required to consolidate some or all of SAC Holdings within our financial statements.

The condensed consolidated balance sheets as of September 30, 2012 and March 31, 2012 include the accounts of AMERCO and its wholly-owned subsidiaries. The September 30, 2012 and 2011 condensed consolidated statements of operations, comprehensive income and cash flows include the accounts of AMERCO and its wholly-owned subsidiaries.

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

Management has determined that additions to the fleet resulting from purchase should be depreciated on an accelerated method based upon a declining formula. The salvage value and useful life assumptions of the rental truck fleet remain unchanged. Under the declining balances method (2.4 times declining balance), the book value of a rental truck is reduced approximately 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively and then reduced on a straight line basis an additional 10% by the end of year fifteen. Whereas, a standard straight line approach would reduce the book value by approximately 5.3% per year over the life of the truck. For the affected equipment, the accelerated depreciation was $14.8 million and $13.3 million greater than what it would have been if calculated under a straight line approach for the second quarter of fiscal 2013 and 2012, respectively and $29.6 million and $26.3 million for the first six months of fiscal 2013 and 2012, respectively.

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

Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment including but not limited to: ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. Our insurance subsidiaries recognized $0.1 million in other-than-temporary impairments for the second quarter and the first six months of fiscal 2012. There were no write downs in the second quarter or for the first six months of fiscal 2013.

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

Subsequent Events

Our management has evaluated subsequent events occurring after September 30, 2012, the date of our most recent balance sheet, through the date our financial statements were issued. Hurricane Sandy affected operations at about 100 Company operated locations. We have storm damaged buildings, rental equipment and customer's belongings. It will be weeks before we can assess the storm's financial impact and how our insurance may mitigate a portion of the losses.

On November 7, 2012, the Company declared a special cash dividend of $5.00 per share payable to all shareholders of record of the Company's Common Stock as of close of business on November 19, 2012. The payment date will be November 30, 2012, please refer to Part II, Item 5. Other Information.

Other than the affect of Hurrican Sandy and the special cash dividend, we do not believe any subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Others (Topic 350) (“ASU 2012-02”) which allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test of an indefinite-lived intangible asset.  Per the terms of ASU 2012-02, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired.  The revised standard is effective for fiscal years beginning after September 15, 2012; however, early adoption is permitted. We do not believe the adoption of this will have a material impact on our financial statements.

Adoption of New Accounting Pronouncements

In October 2010, the FASB issued ASU 2010-26, Financial Services – Insurance (Topic 944) (“ASU 2010-26”) which amended FASB ASC 944-30 to provide further guidance regarding the capitalization of costs relating to the acquisition or renewal of insurance contracts. Specifically, only qualifying costs associated with successful contract acquisitions are permitted to be deferred. We adopted ASU 2010-26 in the first quarter of fiscal 2013 and it resulted in a $1.7 million reduction in beginning retained earnings on our financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (“ASU 2011-04”). This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. We adopted ASU 2011-04 in the first quarter of fiscal 2013 and it did not have a material impact on our financial statements.

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

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended September 30, 2012 compared with the Quarter Ended September 30, 2011

Listed below on a consolidated basis are revenues for our major product lines for the second quarter of fiscal 2013 and the second quarter of fiscal 2012:

	Quarter Ended September 30,
	2012	2011
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$538,361	$511,626
Self-storage revenues	37,978	34,008
Self-moving and self-storage products and service sales	61,730	59,768
Property management fees	4,902	4,826
Life insurance premiums	47,667	46,197
Property and casualty insurance premiums	8,947	8,749
Net investment and interest income	13,053	15,901
Other revenue	28,679	22,106
Consolidated revenue	$741,317	$703,181

Self-moving equipment rental revenues increased $26.7 million during the second quarter of fiscal 2013, compared with the second quarter of fiscal 2012. The growth in revenues during the quarter came primarily from increases in both In-Town and one-way moving transactions.  The average number of rental trucks in the fleet increased approximately 5% during the second quarter of fiscal 2013 compared with the same period last year.

Self-storage revenues increased $4.0 million during the second quarter of fiscal 2013, compared with the second quarter of fiscal 2012 due primarily to an increase in the number of rooms rented.  Average monthly occupancy during the second quarter of fiscal 2013 increased by 1.4 million square feet compared to the same period last year.  These occupancy gains have come from a combination of improvements at existing locations as well as the acquisition of new facilities.  Over the last twelve months we have added approximately 1.6 million net rentable square feet with nearly 0.6 million of that during the second quarter of fiscal 2013.

Sales of self-moving and self-storage products and services increased $2.0 million during the second quarter of fiscal 2013, compared with the second quarter of fiscal 2012.  Increases were recognized in the sale of moving supplies and towing accessories and installation.

Life insurance premiums increased $1.5 million during the second quarter of fiscal 2013, compared with the second quarter of fiscal 2012 primarily attributable to an increase in Life premiums of $3.9 million partially offset by a decrease in Medicare supplement premiums of $2.4 million.

Property and casualty insurance premiums increased $0.2 million during the second quarter of fiscal 2013, compared with the second quarter of fiscal 2012 due to increases in Safestor and Safetow.

Net investment and interest income decreased $2.8 million during the second quarter of fiscal 2013, compared with the second quarter of fiscal 2012 primarily due to declines at the Moving and Storage operating segment. During the first quarter of fiscal 2013, SAC Holdings repaid AMERCO $127.3 million for notes and interest outstanding. These notes carried interest rates of 9%. This loss of yield caused a $2.9 million decline in interest income for the second quarter of fiscal 2013.

Other revenue increased $6.6 million during the second quarter of fiscal 2013, compared with the second quarter of fiscal 2012 primarily from the expansion of new business initiatives including our U-Box® program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $741.3 million for the second quarter of fiscal 2013, compared with $703.2 million for the second quarter of fiscal 2012.

Listed below are revenues and earnings from operations at each of our operating segments for the second quarter of fiscal 2013 and the second quarter of fiscal 2012. The insurance companies second quarters ended June 30, 2012 and 2011.

	Quarter Ended September 30,
	2012	2011
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$675,569	$639,618
Earnings from operations before equity in earnings of subsidiaries	187,827	176,636
Property and casualty insurance
Revenues	11,213	11,673
Earnings from operations	2,342	2,197
Life insurance
Revenues	55,424	53,192
Earnings from operations	4,222	5,796
Eliminations
Revenues	(889)	(1,302)
Earnings from operations before equity in earnings of subsidiaries	(69)	(196)
Consolidated results
Revenues	741,317	703,181
Earnings from operations	194,322	184,433

Total costs and expenses increased $28.2 million during the second quarter of fiscal 2013, compared with the second quarter of fiscal 2012. Operating expenses for the Moving and Storage operating segment increased $14.3 million primarily from spending on personnel, legal expenses and liability costs. Commission expenses increased in relation to the associated revenues. Cost of sales declined due to a reduction in the price of propane combined with a reduction in the volume purchased. Depreciation expense, net, increased $10.9 million while lease expense decreased $3.1 million as a result of the Company’s shift in financing new equipment on the balance sheet versus through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $194.3 million for the second quarter of fiscal 2013, compared with $184.4 million for the second quarter of fiscal 2012.

Interest expense for the second quarter of fiscal 2013 was $22.1 million, compared with $23.0 million for the second quarter of fiscal 2012 due to reduced borrowing costs partially offset by an increase in outstanding debt.

Income tax expense was $62.8 million for the second quarter of fiscal 2013, compared with $60.5 million for the second quarter of fiscal 2012 due to higher pretax earnings for the second quarter of fiscal 2013.

As a result of the above mentioned items, earnings available to common shareholders were $109.4 million for the second quarter of fiscal 2013, compared with $101.2 million for the second quarter of fiscal 2012.

Basic and diluted earnings per share for the second quarter of fiscal 2013 were $5.61, compared with $5.20 for the second quarter of fiscal 2012.

The weighted average common shares outstanding basic and diluted were 19,512,550 for the second quarter of fiscal 2013, compared with 19,470,948 for the second quarter of fiscal 2012.

Moving and Storage

Quarter Ended September 30, 2012 compared with the Quarter Ended September 30, 2011

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the second quarter of fiscal 2013 and the second quarter of fiscal 2012:

	Quarter Ended September 30,
	2012	2011
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$538,767	$512,073
Self-storage revenues	37,978	34,008
Self-moving and self-storage products and service sales	61,730	59,768
Property management fees	4,902	4,826
Net investment and interest income	3,900	6,809
Other revenue	28,292	22,134
Moving and Storage revenue	$675,569	$639,618

Self-moving equipment rental revenues increased $26.7 million during the second quarter of fiscal 2013, compared with the second quarter of fiscal 2012. The growth in revenues during the quarter came primarily from increases in both In-Town and one-way moving transactions.  The average number of rental trucks in the fleet increased approximately 5% during the second quarter of fiscal 2013 compared with the same period last year.

Self-storage revenues increased $4.0 million during the second quarter of fiscal 2013, compared with the second quarter of fiscal 2012 due primarily to an increase in the number of rooms rented.  Average monthly occupancy during the second quarter of fiscal 2013 increased by 1.4 million square feet compared to the same period last year.  These occupancy gains have come from a combination of improvements at existing locations as well as the acquisition of new facilities.  Over the last twelve months we have added approximately 1.6 million net rentable square feet with nearly 0.6 million of that during the second quarter of fiscal 2013.

Sales of self-moving and self-storage products and services increased $2.0 million during the second quarter of fiscal 2013, compared with the second quarter of fiscal 2012.  Increases were recognized in the sale of moving supplies and towing accessories and installation.

Net investment and interest income decreased $2.9 million during the second quarter of fiscal 2013, compared with the second quarter of fiscal 2012. During the first quarter of fiscal 2013, SAC Holdings repaid AMERCO $127.3 million for notes and interest outstanding. These notes carried interest rates of 9%. This loss of yield caused the decline in interest income for the second quarter.

Other revenue increased $6.2 million during the second quarter of fiscal 2013, compared with the second quarter of fiscal 2012 due primarily from the expansion of new business initiatives including our U-Box program.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended September 30,
	2012	2011
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of September 30	176	160
Square footage as of September 30	14,894	13,248
Average number of rooms occupied	141	126
Average occupancy rate based on room count	81.1%	79.1%
Average square footage occupied	12,017	10,575

Total costs and expenses increased $24.8 million during the second quarter of fiscal 2013, compared with the second quarter of fiscal 2012. Operating expenses increased $14.3 million primarily from spending on personnel, legal expenses and liability costs. Commission expenses increased in relation to the associated revenues. Cost of sales declined due to a reduction in the price of propane combined with a reduction in the volume purchased. Depreciation expense, before gains on the disposal of equipment, increased $8.5 million while the gains on the disposals decreased by $2.4 million. Lease expense decreased $3.4 million.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for the Moving and Storage operating segment before consolidation of the equity in the earnings of the insurance subsidiaries, increased to $187.8 million for the second quarter of fiscal 2013, compared with $176.6 million for the second quarter of fiscal 2012.

Equity in the earnings of AMERCO’s insurance subsidiaries decreased $0.5 million for the second quarter of fiscal 2013, compared with the second quarter of fiscal 2012.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $192.5 million for the second quarter of fiscal 2013, compared with $181.8 million for the second quarter of fiscal 2012.

Property and Casualty Insurance

Quarter Ended June 30, 2012 compared with the Quarter Ended June 30, 2011

Net premiums were $8.9 million and $8.7 million for the second quarters ended June 30, 2012 and 2011, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with increased moving and storage transactions at U-Haul during the same time period.

Net investment income was $2.3 million and $2.9 million for the second quarters ended June 30, 2012 and 2011, respectively. The decrease was due to investment gains of $0.6 million earned on asset disposals in 2011.

Net operating expenses were $4.5 million and $3.6 million for the second quarters ended June 30, 2012 and 2011, respectively. This was primarily due to $0.3 million in administrative overhead along with $0.6 million in legal expenses associated with litigation on terminated insurance programs.

Benefits and losses incurred were $4.4 million and $5.9 million for the second quarters ended June 30, 2012 and 2011, respectively. The decrease was due to a $2.3 million decrease in reserves on excess workers’ compensation offset by a $0.8 million increase in additional liability reserves.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $2.3 million and $2.2 million for the second quarters ended June 30, 2012 and 2011, respectively.

Life Insurance

Quarter Ended June 30, 2012 compared with the Quarter Ended June 30, 2011

Net premiums were $47.7 million and $46.2 million for the second quarters ended June 30, 2012 and 2011, respectively. Life premiums increased by $3.9 million, driven by recapture of a pre-need block of business in April 2012, offset by a decrease in Medicare supplement premiums of $2.4 million. New business shifted more towards annuity products with sales of these products accounted for as deposits on the balance sheet instead of premium income. Annuity deposits increased by $129.4 million compared to the same period last year.

Net investment income was $7.0 million and $6.7 million for the second quarters ended June 30, 2012 and 2011, respectively. There was an increase of $1.2 million of investment income due to a larger invested asset base offset by a decrease in realized gains of $0.9 million compared to the same period last year.

Net operating expenses were $6.8 million and $6.1 million for the second quarters ended June 30, 2012 and 2011, respectively. The variance was primarily due to expenses associated with the increases in new Life and Annuity sales.

Benefits and losses incurred were $41.3 million and $38.6 million for the second quarter ended June 30, 2012 and 2011, respectively. Life benefits increased $5.2 million from the increased mortality exposure associated with having a larger block of business and the recapture of the pre-need block of business in April 2012.  This was offset by a decrease in Medicare supplement benefits of $2.5 million.

Amortization of deferred acquisition costs (“DAC”) and the value of business acquired (“VOBA”) was $3.1 million and $2.7 million for the second quarters ended June 30, 2012 and 2011, respectively.  The increase was a result of the continued sales of life insurance and annuity contracts.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $4.2 million and $5.8 million for the second quarters ended June 30, 2012 and 2011, respectively.

AMERCO and Consolidated Entities

Six Months Ended September 30, 2012 compared with the Six Months Ended September 30, 2011

Listed below on a consolidated basis are revenues for our major product lines for the first six months of fiscal 2013 and the first six months of fiscal 2012:

	Six Months Ended September 30,
	2012	2011
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,005,355	$958,174
Self-storage revenues	72,714	65,836
Self-moving and self-storage products and service sales	128,908	124,146
Property management fees	9,762	9,561
Life insurance premiums	94,093	97,196
Property and casualty insurance premiums	16,190	15,647
Net investment and interest income	25,310	33,164
Other revenue	54,401	42,422
Consolidated revenue	$1,406,733	$1,346,146

Self-moving equipment rental revenues increased $47.2 million during the first six months of fiscal 2013, compared with the first six months of fiscal 2012.  The revenue growth was primarily due to the increases in In-Town and one-way moving transactions.  The improvement in transactions was supported in part by an increase in the average number of rental trucks in the fleet during the first six months of fiscal 2013 compared with the same period last year.

Self-storage revenues increased $6.9 million during the first six months of fiscal 2013, compared with the first six months of fiscal 2012 due primarily to an increase in the number of rooms rented.  Average monthly occupancy during the first six months of fiscal 2013 increased by 1.3 million square feet compared to the same period last year.  These occupancy gains have come from a combination of improvements at existing locations as well as the acquisition of new facilities.  Over the last twelve months we have added approximately 1.6 million net rentable square feet with nearly 1.0 million of that during the first six months of fiscal 2013.

Sales of self-moving and self-storage products and services increased $4.8 million during the first six months of fiscal 2013, compared with the first six months of fiscal 2012.  The primary reason for the increase was from the sale of moving supplies and towing accessories and installation.

Life insurance premiums decreased $3.1 million during the first six months of fiscal 2013, compared with the first six months of fiscal 2012 primarily attributable to decreases in Medicare supplement premiums.

Property and casualty insurance premiums increased $0.5 million during the first six months of fiscal 2013, compared with the first six months of fiscal 2012 primarily from policies sold in conjunction with U-Haul rental transactions. As moving transactions have increased this year so have the related premiums.

Net investment and interest income decreased $7.9 million during the first six months of fiscal 2013, compared with the first six months of fiscal 2012 primarily due to declines at the Moving and Storage operating segment. During the first quarter of fiscal 2013, SAC Holdings repaid AMERCO $127.3 million for notes and interest outstanding. These notes carried interest rates of 9% and the loss of this yield caused a $5.2 million decline in interest income for the first six months of fiscal 2013.

Other revenue increased $12.0 million during the first six months of fiscal 2013, compared with the first six months of fiscal 2012 primarily from the expansion of new business initiatives including our U-Box program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $1,406.7 million for the first six months of fiscal 2013, as compared with $1,346.1 million for the first six months of fiscal 2012.

Listed below are revenues and earnings from operations at each of our operating segments for the first six months of fiscal 2013 and the first six months of fiscal 2012. The insurance companies first six months ended June 30, 2012 and 2011.

	Six Months Ended September 30,
	2012	2011
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,278,418	$1,214,617
Earnings from operations before equity in earnings of subsidiaries	334,786	321,306
Property and casualty insurance
Revenues	20,656	20,805
Earnings from operations	4,929	4,096
Life insurance
Revenues	109,306	113,191
Earnings from operations	5,626	7,831
Eliminations
Revenues	(1,647)	(2,467)
Earnings from operations before equity in earnings of subsidiaries	(140)	(437)
Consolidated results
Revenues	1,406,733	1,346,146
Earnings from operations	345,201	332,796

Total costs and expenses increased $48.2 million during the first six months of fiscal 2013, compared with the first six months of fiscal 2012. Operating expenses for the Moving and Storage operating segment increased $26.2 million primarily from spending on personnel, accruals for liability costs, legal expense and operating costs associated with the U-Box program. Commission expenses increased in relation to the associated revenues. Cost of sales declined due to a reduction in the price of propane combined with a reduction in the volume purchased. Depreciation expense, net, increased $22.7 million while lease expense decreased $4.6 million as a result of the Company’s shift in financing new equipment on the balance sheet versus through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $345.2 million for the first six months of fiscal 2013, as compared with $332.8 million for the first six months of fiscal 2012.

Interest expense for the first six months of fiscal 2013 was $45.6 million for the first six months of fiscal 2013 and 2012.

Income tax expense was $109.6 million for the first six months of fiscal 2013, compared with $108.0 million for first six months of fiscal 2012 due to higher pretax earnings for the first six months of fiscal 2013.

Dividends accrued or paid on our Series A Preferred were $2.9 million for the first six months of fiscal 2012. There were no payments made or accrued in fiscal 2013. All of the Series A Preferred stock was redeemed on June 1, 2011; therefore, no dividends were accrued for the second quarter of fiscal 2012. The first quarter of fiscal 2012 included a $5.9 million non-recurring charge related to the redemption of the Series A Preferred Stock.

As a result of the above mentioned items, earnings available to common shareholders were $190.0 million for the first six months of fiscal 2013, compared with $170.4 million for the first six months of fiscal 2012.

Basic and diluted earnings per common share for the first six months of fiscal 2013 were $9.74, compared with $8.75 for the first six months of fiscal 2012.

The weighted average common shares outstanding basic and diluted were 19,507,456 for the first six months of fiscal 2013, compared with 19,465,530 for the first six months of fiscal 2012.

Moving and Storage

Six Months Ended September 30, 2012 compared with the Six Months Ended September 30, 2011

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first six months of fiscal 2013 and the first six months of fiscal 2012:

	Six Months Ended September 30,
	2012	2011
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,006,082	$958,958
Self-storage revenues	72,714	65,836
Self-moving and self-storage products and service sales	128,908	124,146
Property management fees	9,762	9,561
Net investment and interest income	7,035	13,838
Other revenue	53,917	42,278
Moving and Storage revenue	$1,278,418	$1,214,617

Self-moving equipment rental revenues increased $47.1 million during the first six months of fiscal 2013, compared with the first six months of fiscal 2012. The revenue growth was primarily due to the increases in In-Town and one-way moving transactions.  The improvement in transactions was supported in part by an increase in the average number of rental trucks in the fleet during the first six months of fiscal 2013 compared with the same period last year.

Self-storage revenues increased $6.9 million during the first six months of fiscal 2013, compared with the first six months of fiscal 2012 due primarily to an increase in the number of rooms rented.  Average monthly occupancy during the first six months of fiscal 2013 increased by 1.3 million square feet compared to the same period last year.  These occupancy gains have come from a combination of improvements at existing locations as well as the acquisition of new facilities.  Over the last twelve months we have added approximately 1.6 million net rentable square feet with nearly 1.0 million of that during the first six months of fiscal 2013.

Sales of self-moving and self-storage products and services increased $4.8 million during the first months of fiscal 2013, compared with the first six months of fiscal 2012.  The primary reason for the increase was from the sale of moving supplies and towing accessories and installation.

Net investment and interest income decreased $6.8 million during the first six months of fiscal 2013, compared with the first six months of fiscal 2012. During the first quarter of fiscal 2013, SAC Holdings repaid AMERCO $127.3 million for notes and interest outstanding. These notes carried interest rates of 9% and the loss of this yield caused a $5.2 million decline in interest income for the first six months of fiscal 2013.

Other revenue increased $11.6 million during the first six months of fiscal 2013, compared with the first six months of fiscal 2012 primarily from the expansion of new business initiatives including our U-Box program.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Six Months Ended September 30,
	2012	2011
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of September 30	176	160
Square footage as of September 30	14,894	13,248
Average number of rooms occupied	136	123
Average occupancy rate based on room count	79.6%	78.0%
Average square footage occupied	11,568	10,311

Total costs and expenses increased $50.3 million during the first six months of fiscal 2013, compared with the first six months of fiscal 2012.  Operating expenses increased $26.2 million primarily from spending on personnel, accruals for liability costs, legal expense and operating costs associated with the U-Box program.  Commission expenses increased in relation to the associated revenues. Cost of sales declined due to a reduction in the price of propane combined with a reduction in the volume purchased. Depreciation expense, before gains on the disposal of equipment, increased $18.1 million while the gains on the disposals decreased by $4.6 million. Lease expense decreased $5.1 million.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for the Moving and Storage operating segment before consolidation of the equity in the earnings of the insurance subsidiaries increased to $334.8 million for the first six months of fiscal 2013, compared with $321.3 million for the first six months of fiscal 2012.

Equity in the earnings of AMERCO’s insurance subsidiaries decreased $0.5 million for the first six months of fiscal 2013, compared with the first six months of fiscal 2012.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $342.1 million for the first six months of fiscal 2013, compared with $329.1 million for the first six months of fiscal 2012.

Property and Casualty Insurance

Six Months Ended June 30, 2012 compared with the Six Months Ended June 30, 2011

Net premiums were $16.2 million and $15.6 million for the six months ended June 30, 2012 and 2011, respectively.  A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with increased moving and storage transactions at U-Haul during the same time period.

Net investment income was $4.5 million and $5.2 million for the six months ended June 30, 2012 and 2011, respectively. The decrease was due to investment gains of $0.6 million earned on asset disposals in 2011.

Net operating expenses were $7.8 million and $6.4 million for the six months ended June 30, 2012 and 2011, respectively. This was primarily due to $0.6 million in administrative overhead along with $0.6 million in legal expenses associated with litigation on terminated insurance programs.

Benefits and losses incurred were $8.0 million and $10.3 million for the six months ended June 30, 2012 and 2011, respectively. The decrease was due to a $3.7 million decrease in reserves on excess workers’ compensation offset by a $1.3 million increase in additional liability reserves.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $4.9 million and $4.1 million for the six months ended June 30, 2012 and 2011, respectively.

Life Insurance

Six Months Ended June 30, 2012 compared with the Six Months Ended June 30, 2011

Net premiums were $94.1 million and $97.2 million for the six months ended June 30, 2012 and 2011, respectively. A decrease in Medicare supplement premiums of $4.7 million was primarily offset by an increase in life insurance premiums.  Annuity deposits increased by $155.5 million which are accounted for on the balance sheet as deposits rather than premiums.

Net investment income was $14.0 million and $15.2 million for the six months ended June 30, 2012 and 2011, respectively. There was an increase of $2.8 million of investment income due to a larger invested asset base offset by a decrease in gains recognized on the sale of investments of $4.0 million.

Net operating expenses were $14.0 million and $14.2 million for the six months ended June 30, 2012 and 2011, respectively. The variance was primarily due to a reduced Medicare supplement commissions resulting from policy decrements.

Benefits and losses incurred were $83.8 million and $84.1 million for the quarter ended June 30, 2012 and 2011, respectively. A $5.6 million decrease in Medicare supplement benefits from a reduction of policies in-force and lower benefit ratios was offset by an increase in life insurance benefits and single premium annuity benefits.

DAC and VOBA was $5.9 million and $7.1 million for the six months ended June 30, 2012 and 2011, respectively.  A decrease of $1.7 million was due to additional DAC amortization in the prior year resulting from realized capital gains, offset by an increase in the current year amortization stemming from increased life and annuity sales.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $5.6 million and $7.8 million for the six months ended June 30, 2012 and 2011, respectively.

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

At September 30, 2012, cash and cash equivalents totaled $645.8 million, compared with $357.2 million on March 31, 2012. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). As of September 30, 2012 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property and Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$561,113	$21,091	$63,617
Other financial assets	317,496	408,435	921,401
Debt obligations	1,556,891	-	-

(a) As of June 30, 2012

At September 30, 2012, our Moving and Storage operating segment had additional cash available under existing credit facilities of $318.4 million.

Net cash provided by operating activities increased $120.1 million in the first six months of fiscal 2013 compared with fiscal 2012 primarily due to repayments of $127.3 million of the notes and interest receivables with SAC Holdings and from increased revenues.  Payments related to federal income taxes increased $65.3 million for the first six months of fiscal 2013 compared to the same period in fiscal 2012.

Net cash used in investing activities increased $7.6 million in the first six months of fiscal 2013, compared with fiscal 2012. Cash received from entering into new equipment leases is reported net of the cash used for purchases of property, plant and equipment.  An increase in the amount of new equipment leases funded in fiscal 2013 compared to fiscal 2012 led to the $75.7 million variance in the Moving and Storage operating segment investing cash flows.  Cash used for investing activities at the insurance companies increased $91.0 million primarily due to investments in their fixed maturity portfolios resulting from new annuity deposits.

Net cash provided by financing activities increased $103.3 million in the first six months of fiscal 2013, as compared with fiscal 2012. Net annuity deposits at the Life insurance segment increased $163.3 million in the first six months of fiscal 2013 compared to the same period last year.  This was reduced by an increase in debt repayments compared to new borrowings at the Moving and Storage operating segment.  Fiscal 2012 included $152.0 million of cash used to redeem our preferred stock.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily reflected new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2013, we will reinvest in our truck and trailer rental fleet approximately $325 million, net of equipment sales excluding any lease buyouts. Through the first six months of this year we have reinvested $200.5 million of this projected amount. Fleet investments in fiscal 2013 and beyond will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2013 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. Our plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. We are funding these development projects through construction loans and internally generated funds. For the first six months of fiscal 2013, the Company invested approximately $71.0 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2013, the timing of new projects will be dependent upon several factors including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the eMove program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $148.4 million and $238.0 million for the first six months of fiscal 2013 and 2012, respectively. We entered into new equipment leases of $192.9 million and $14.6 million, during the first six months of fiscal 2013 and 2012, respectively. Spending on gross capital expenditures before any netting was $473.9 million during the first six months of fiscal 2013 compared with $362.9 million during the first six months of fiscal 2012.

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

Stockholder’s equity was $130.5 million and $123.8 million at June 30, 2012 and December 31, 2011, respectively. The increase resulted from earnings of $3.2 million, increase in other comprehensive income of $2.0 million and an increase in additional paid-in capital of $1.5 million. The Property and Casualty Insurance operating segment does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

The Life Insurance operating segment manages its financial assets to meet policyholder and other obligations including investment contract withdrawals and deposits. Life Insurance’s net deposits for the six months ended June 30, 2012 were $154.7 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $225.2 million and $215.8 million at June 30, 2012 and December 31, 2011, respectively. The increase resulted from earnings of $4.1 million and an increase in other comprehensive income of $7.0 million and a decrease to beginning retained earnings of $1.7 million in relation to the adoption of ASU 2010-26. The Life Insurance operating segment does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Cash Provided (Used) from Operating Activities by Operating Segments

Moving and Storage

Net cash provided from operating activities were $523.1 million and $390.9 million for the first six months of fiscal 2013 and 2012, respectively. The increase was primarily due to repayments of $127.3 million of the notes and interest receivables with SAC Holdings and from increased revenues partially offset by a $65.3 million increase in federal income tax deposits paid.

Property and Casualty Insurance

Net cash provided (used) by operating activities were ($0.3) million and $5.1 million for the first six months ended June 30, 2012 and 2011, respectively. The decrease was primarily due to cash payments made in relation to the commutation of some reinsurance business.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolio amounted to $58.0 million and $44.1 million at June 30, 2012 and December 31, 2011, respectively. This balance reflects funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $16.6 million and $23.6 million for the first six months ended June 30, 2012 and 2011, respectively. Increased commissions on higher sales of new annuity products and federal income taxes primarily drove the decrease in cash flow from operations.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through the Life Insurance operating segment’s short-term portfolio. At June 30, 2012 and December 31, 2011, cash and cash equivalents and short-term investments amounted to $73.1 million and $54.1 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

Liquidity and Capital Resources - Summary

We believe we have the financial resources needed to meet our business plans including our working capital needs. We continue to hold significant cash and have access to existing credit facilities and additional liquidity to meet our anticipated capital expenditure requirements for investment in our rental fleet, rental equipment and storage acquisitions and build outs.

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment leases. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management feels it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. At September 30, 2012, we had cash availability under existing credit facilities of $318.4 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 4, Borrowings of the Notes to Condensed Consolidated Financial Statements.

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

The available-for-sale securities held by us are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. At September 30, 2012, we had $1.2 million of available-for-sale assets classified in Level 3.

The interest rate swaps held by us as hedges against interest rate risk for our variable rate debt are recorded at fair value. These values are determined using pricing valuation models which include broker quotes for which significant inputs are observable. They include adjustments for counterparty credit quality and other deal-specific factors, where appropriate and are classified as Level 2.

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

Off-Balance Sheet Arrangements

We use off-balance sheet arrangements in situations where management believes that the economics and sound business principles warrant their use.

We utilize operating leases for certain rental equipment and facilities with terms expiring substantially through 2019. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, we have guaranteed approximately $124.3 million of residual values at September 30, 2012 for these assets at the end of their respective lease terms. AMERCO has been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of AMERCO’s minimum lease payments and residual value guarantees were $345.8 million at September 30, 2012.

Historically, we have used off-balance sheet arrangements in connection with the expansion of our self-storage business. For more information please see Note 10, Related Party Transactions of the Notes to Condensed Consolidated Financial Statements. These arrangements were primarily used when our overall borrowing structure was more limited. We do not face similar limitations currently and off-balance sheet arrangements have not been utilized in our self-storage expansion in recent years. In the future, we will continue to identify and consider off-balance sheet opportunities to the extent such arrangements would be economically advantageous to us and our stockholders.

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $14.4 million and $13.5 million from the above mentioned entities during the first six months of fiscal 2013 and 2012. This management fee is consistent with the fee received for other properties we previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Blackwater is wholly-owned by Mark V. Shoen, a significant shareholder of AMERCO. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $1.3 million and $1.1 million in the first six months of fiscal 2013 and 2012, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At September 30, 2012, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based on equipment rental revenues. We paid the above mentioned entities $24.9 million and $22.8 million in commissions pursuant to such dealership contracts during the first six months of fiscal 2013 and 2012, respectively.

During the first six months of fiscal 2013, subsidiaries of our’s held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater. We do not have an equity ownership interest in SAC Holdings. We recorded interest income of $4.5 million and $9.7 million, and received cash interest payments of $8.9 million and $10.0 million, from SAC Holdings during the first six months of fiscal 2013 and 2012, respectively. The largest aggregate amount of notes receivable outstanding during the first six months of fiscal 2012 was $195.4 million and the aggregate notes receivable balance at September 30, 2012 was $72.9 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturities of these notes are between 2019 and 2024. During the first quarter we received $127.3 million in repayments on the notes and interest receivables.

These agreements along with notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $16.0 million, expenses of $1.3 million and cash flows of $145.7 million during the first six months of fiscal 2013. Revenues and commission expenses related to the Dealer Agreements were $113.8 million and $24.9 million, respectively during the first six months of fiscal 2013.

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

We have added new storage locations and expanded at existing locations. In fiscal 2013, we are looking to continue to acquire new locations, complete current projects and increase occupancy in our existing portfolio of locations. New projects and acquisitions will be considered and pursued if they fit our long-term plans and meet our financial objectives. In the current environment, we have focused fewer resources on new construction than we have traditionally done and we do not currently expect to alter this approach. We will continue to invest capital and resources in the U-Box storage container program throughout fiscal 2013.

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

Cautionary Statements Regarding Forward-Looking Statements

This Quarterly Report, contains “forward-looking statements” regarding future events and our future results of operations. We may make additional written or oral forward-looking statements from time to time in filings with the SEC or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements may include, but are not limited to, projections of revenues, earnings or loss, estimates of capital expenditures, plans for future operations, products or services, financing needs and plans, our perceptions of our legal positions and anticipated outcomes of government investigations and pending litigation against us, liquidity, goals and strategies, plans for new business, storage occupancy, growth rate assumptions, pricing, costs, and access to capital and leasing markets as well as assumptions relating to the foregoing. The words “believe,” “expect,” “anticipate,” “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

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

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate

$14,762	(a)	$(22)	10/10/2006	10/10/2012	5.57%	1 Month LIBOR
16,656		(677)	7/10/2006	7/10/2013	5.67%	1 Month LIBOR
239,166		(50,346)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
11,000		(695)	2/12/2007	2/10/2014	5.24%	1 Month LIBOR
7,295		(459)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
7,300		(427)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
8,550	(a)	(664)	8/15/2008	6/15/2015	3.62%	1 Month LIBOR
8,472		(717)	8/29/2008	7/10/2015	4.04%	1 Month LIBOR
13,191		(1,252)	9/30/2008	9/10/2015	4.16%	1 Month LIBOR
7,125	(a)	(379)	3/30/2009	4/15/2016	2.24%	1 Month LIBOR
9,375	(a)	(488)	8/15/2010	7/15/2017	2.15%	1 Month LIBOR
20,313	(a)	(1,176)	6/1/2011	6/1/2018	2.38%	1 Month LIBOR
39,375	(a)	(1,597)	8/15/2011	8/15/2018	1.86%	1 Month LIBOR
16,000	(a)	(581)	9/12/2011	9/10/2018	1.75%	1 Month LIBOR
14,417	(b)	(392)	3/28/2012	3/28/2019	1.42%	1 Month LIBOR
23,438		(429)	4/16/2012	4/1/2019	1.28%	1 Month LIBOR

(a) forward swap
(b) operating lease

As of September 30, 2012, we had approximately $457.1 million of variable rate debt obligations and $14.4 million of a variable rate operating lease. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $0.2 million annually (after consideration of the effect of the above derivative contracts.)

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 6.4% and 6.6% of our revenue was generated in Canada during the first six months of fiscal 2013 and 2012, respectively. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding our legal proceedings please see Note 9, Contingencies of the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

We are not aware of any material updates to the risk factors described in our previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

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

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

On November 7, 2012, the Company declared a special cash dividend on its Common Stock of $5.00 per share payable to all shareholders of record of the Company’s Common Stock as of close of business on November 19, 2012. The payment date for the special dividend will be November 30, 2012.

Although the Board of Directors (the “Board”) decided to pay cash dividends to common stockholders, this is not necessarily indicative of the ability of the Company to pay (or the future willingness of the Board to declare the advisability of) cash dividends to our common stockholders on a consistent basis or at all in the future.

Item 6. Exhibits

The following documents are filed as part of this report:
Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Registration Statement on form S-4, filed March 30, 2004, file no. 1-11255
3.2	Restated Bylaws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K ,filed on September 10, 2010, file no. 1-11255
4.1	Twentieth Supplemental Indenture, dated September 4, 2012 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K ,filed on September 4, 2012, file no. 1-11255
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Principal Financial Officer and Chief Accounting Officer of AMERCO	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Principal Financial Officer and Chief Accounting Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERCO

Date:  November 7, 2012                                                                                 /s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date:  November 7, 2012                                                                                 /s/ Jason A. Berg
Jason A. Berg
Chief Accounting Officer
(Principal Financial Officer)